Form 10-K
period 2010-12-31
Business Development Corp of America
filed 2011-03-31
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File No. 001-33376

Business Development Corporation of America

(Exact name of Registrant as specified in its charter)

Maryland	27-2614444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

405 Park Avenue, 15th Floor
New York, NY 10022

(Address of principal executive offices)

(212) 415-6500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of March 30, 2011 was 22,222.

NOTE ABOUT REFERENCES TO BUSINESS DEVELOPMENT CORPORATION OF AMERICA

In this Annual Report on Form 10-K (the “Annual Report”), unless otherwise noted, the “Company,” “we,” “us” and “our” refer to Business Development Corporation of America. We refer to BDCA Adviser, LLC as “BDCA Adviser” or “our Adviser.” We refer to Main Street Capital Corporation as “Main Street” or our “Sub-Adviser.” BDCA Adviser and Main Street are collectively referred to as “our Advisers.” We refer to American Realty Capital II, LLC as “AR Capital.”

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report may include statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	the impact of the investments that we expect to make;
•	the ability of our portfolio companies to achieve their objectives;
•	our expected financings and investments;
•	the adequacy of our cash resources and working capital; and
•	the timing of cash flows, if any, from the operations of our portfolio companies.

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in this Annual Report. Other factors that could cause actual results to differ materially include:

•	changes in the economy;
•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and
•	future changes in laws or regulations and conditions in our operating areas.

For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Annual Report, please see the discussion under Part I, Item 1A “Risk Factors”. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Annual Report.

i

PART I

ITEM 1. BUSINESS

GENERAL

We are a newly organized specialty finance company incorporated in Maryland in May 2010. We are managed by BDCA Adviser, LLC, a recently formed private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Adviser is controlled by Nicholas S. Schorsch, our chairman and chief executive officer, and William M. Kahane, our president and director. Our Adviser has engaged Main Street Capital Corporation to act as our Sub-Adviser assist our Adviser with identifying, evaluating, negotiating and structuring investments. Main Street will make investment recommendations for approval by our Adviser. Main Street is also registered as an investment adviser under the Advisers Act. We have entered into a fund administration servicing agreement and a fund accounting servicing agreement with US Bancorp Fund Services, LLC (the “Administrator”). Our Administrator provides the administrative services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for us to operate.

In May 2010, we filed our registration statement on N-2 (File No. 333-166636) with the SEC in connection with our initial public offering of a minimum of 250,000 shares and a maximum of 150,000,000 shares of common stock. The SEC declared the registration statement effective on January 25, 2011. Realty Capital Securities, LLC, our affiliate, serves as the dealer manager of the offering.

We will not sell any shares unless, by one year after the date of the effectiveness of the offering, we have sold shares producing gross offering proceeds of at least $2.5 million from persons who are not affiliated with us, the Adviser or the Sub-Adviser. All subscription payments will be held in an escrow account by Wells Fargo Bank N.A., or Wells Fargo, as escrow agent, for our subscribers’ benefit pending release to us after we satisfy the minimum offering requirement. As of the date of this Annual Report, we have not satisfied the minimum offering requirement.

Our long-term investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. We anticipate that during our offering period we will invest largely in senior secured and second lien debt securities, issued by middle market companies in private placements and negotiated transactions that are traded in private over-the-counter markets for institutional investors, which we refer to as over-the-counter debt securities. We define middle market companies as those with annual revenues between $10 million and $1 billion. We expect that each investment will range between approximately $1 million and $25 million, although this investment size will vary proportionately with the size of our capital base. As we increase our capital base during our offering period, we will begin investing in, and ultimately intend to have a substantial portion of our assets invested in, customized direct loans to and equity securities of middle market companies. In most cases, companies to whom we provide customized financing solutions will be privately held at the time we invest in them.

While the structure of our investments is likely to vary, we may invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants and other instruments, many of which generate current yields. However, during our offering period and thereafter, if our Advisers deem appropriate, we expect to invest in more liquid senior secured and second lien debt securities of middle market companies, some of which may have securities traded on a national securities exchange. We will make such investments to the extent allowed by the Investment Company Act of 1940, as amended (the “1940 Act”) and consistent with our continued qualification as a regulated investment company (“RIC”). For a discussion of the risks inherent in our portfolio investments, please see the discussion under Part I, Item 1A “Risk Factors”.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we will not be permitted to co-invest with Main Street or its affiliates in transactions originated by Main Street or its affiliates unless we obtain an exemptive order from the SEC. We filed an application for exemptive relief to co-invest with Main Street and its affiliates with the SEC on February 25, 2010. As of the date of this Annual Report, we have not received such relief. There can be no assurance that the SEC will grant us exemptive relief. Even if we receive exemptive relief, Main Street and its affiliates are not obligated to offer Main Street or us the right to participate in any transactions originated by them.

Prior to obtaining exemptive relief, we intend to co-invest alongside Main Street or its affiliates only in accordance with existing regulatory guidance. For example, at any time, we may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. While we desire to receive exemptive relief from the SEC, given the latitude permitted within existing regulatory guidance and our current universe of investment opportunities, we do not feel that the absence of exemptive relief materially affects our ability to achieve our investment objectives.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we have to invest at least 70% of our total assets in “qualifying assets,” including securities of U.S. operating companies whose securities are not listed on a national securities exchange (i.e., New York Stock Exchange, American Stock Exchange and The NASDAQ Global Market), U.S. operating companies with listed securities that have market capitalizations of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities (excluding borrowings) to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions.

MARKET OPPORTUNITY

We believe the environment for investing in middle-market companies is attractive for several reasons, including:

•	The credit crisis and consolidation among commercial banks has reduced the focus on middle-market business. The commercial banks in the United States, which have traditionally been the primary source of capital to middle market companies, have experienced consolidation, unprecedented loan losses, capital impairments and stricter regulatory scrutiny, which have led to a significant tightening of credit standards and substantially reduced loan volume to the middle market. Many financial institutions that have historically loaned to middle market companies have failed or been acquired, and we believe that larger financial institutions are now more focused on syndicated lending to larger corporations and are allocating capital to business lines that generate fee income and involve less balance sheet risk. We believe this market dynamic will provide us with numerous opportunities to originate new debt and equity investments in middle market companies. While we believe the credit crisis and the resultant market dynamic have created a unique opportunity for us, we also note that the credit crisis and current tenuous economic environment also present certain risks to our success. Unfavorable economic conditions or other factors could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.
•	There is a large pool of uninvested private equity capital likely to seek additional capital to support private investments. We believe there remains a large pool of uninvested private equity capital available to middle-market companies. We expect that private equity firms will be active investors in middle-market companies and that these private equity firms will seek to supplement their investments with senior secured and junior loans and equity co-investments from other sources, such as us.
•	There is currently a limited market for CDOs or CLOs, which are securities backed by pools of loans. Prior to the credit crisis, these asset-backed vehicles were used by many funds and BDCs to provide inexpensive capital to fund additional investments. We also believe that some specialty finance companies that heavily utilized this funding vehicle may be forced to liquidate assets to meet obligations under these vehicles and may have limited access to equity capital due to their shrinking balance sheets, potentially providing us with opportunities to purchase loans at attractive values and reducing competition for future investments.
•	Favorable Pricing Environment in the Secondary Loan Market. Lower valuation levels, combined with reduced liquidity in the secondary loan market, have created opportunities to acquire relatively high yielding senior and subordinated loans, both secured and unsecured, at potentially attractive prices.

BUSINESS STRATEGY

Our long-term investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. We anticipate that during our offering period we will invest largely in over-the-counter debt securities and customized debt and equity investments in mid-sized companies. We have adopted the following business strategy to achieve our investment objectives:

•	Utilize the experience and expertise of the principals of our Sub-Adviser and Adviser. Our Sub-Adviser is a BDC whose shares are listed on the New York Stock Exchange. Main Street’s investment focus is providing customized debt and equity financing to middle market companies and opportunistically purchasing over-the-counter debt securities. At September 30, 2010, Main Street had debt and equity investments with an aggregate fair value of approximately $259 million in 41 portfolio companies, and investments in over-the-counter debt securities with an aggregate fair value of approximately $90 million in 24 separate issuers. Our Adviser’s senior management team, through affiliates of AR Capital, has sponsored eight publicly-offered REITS. The four principals of our Adviser, namely Nicholas S. Schorsch, William M. Kahane, Brian S. Block and Peter M. Budko, have a broad network of contacts with financial sponsors, commercial and investment banks and leaders within a number of industries that we believe will produce significant proprietary investment opportunities outside the normal banking auction process.
•	Focus on middle market companies with stable cash flow. We believe that there are relatively few finance companies focused on transactions involving middle market companies, and this is one factor that allows us to negotiate favorable investment terms. Such favorable terms include higher debt yields and lower leverage levels, more significant covenant protection and greater equity participation than typical of transactions involving larger companies. We generally will invest in established companies with positive cash flow. We believe that these companies possess better risk-adjusted return profiles than newer companies that are building management or in early stages of building a revenue base. These middle market companies represent a significant portion of the U.S. economy and often require substantial capital investment to grow their businesses.
•	Employ disciplined underwriting policies and rigorous portfolio management. We expect to employ an extensive underwriting process which includes a review of the prospects, competitive position, financial performance and industry dynamics of each potential portfolio company. In addition, we will perform substantial due diligence on potential investments, and seek to invest with management teams and/or private equity sponsors who have proven capabilities in building value. We will offer managerial assistance to our portfolio companies, giving them access to our investment experience, direct industry expertise and contacts, and allowing us to continually monitor their progress. As part of the monitoring process, our Adviser, with assistance of our Sub-Adviser, will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections, meet with management, attend board meetings and review all compliance certificates and covenants.
•	Focus on long-term credit performance and principal protection. We will structure our customized loan investments on a conservative basis with high cash yields, first and/or second lien security interests where possible, cash origination fees, and low leverage levels. We will seek strong deal protections for our customized debt investments, including default penalties, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe these protections will reduce our risk of capital loss.
•	Diversification. We will seek to diversify our portfolio broadly among companies in a multitude of different industries, thereby reducing the concentration of credit risk in any one company or sector of the economy. We can not guarantee that we will be successful in this effort.

DEAL ORIGINATION

Over the years, we believe the principals of Main Street and the affiliates of AR Capital have developed and maintained a strong reputation as principal investors and an extensive network of relationships. Main Street sources investments of the type we expect to make on a day-to-day basis as part of operating a New

York Stock Exchange-listed BDC. Both Advisers have business development professionals dedicated to sourcing investments through relationships with numerous loan syndication and trading desks, investment banks, business brokers, merger and acquisition advisors, financial services companies, commercial banks, law firms and accountants. We expect our Adviser to have continuous access to Main Street’s professional team.

We believe that our industry relationships are a significant source for new investment opportunities. We generally source our investments in ways other than going to auctions, which include capitalizing on long-standing relationships with companies and financial sponsors to participate in proprietary investment opportunities.

From time to time, we may receive referrals for new prospective investments from our portfolio companies as well as other participants in the capital markets. We may pay referral fees to those who refer transactions to us that we consummate.

INVESTMENT SELECTION

Our investment philosophy and portfolio construction will involve:

•	An assessment of the overall macroeconomic environment and financial markets;
•	Company-specific research and analysis; and
•	An emphasis on capital preservation, low volatility and minimization of downside risk.

The foundation of our investment philosophy is intensive credit investment analysis, strict sales discipline based on fundamental value-oriented research and diversification.We will follow a rigorous selection process based on:

•	A comprehensive analysis of issuer creditworthiness, including a quantitative and qualitative assessment of the issuer’s business;
•	An evaluation of the management team;
•	An analysis of business strategy and long-term industry trends; and
•	An in-depth examination of capital structure, financial results and financial projections

We will seek to identify those issuers exhibiting superior fundamental risk-return profiles with a particular focus on investments with the following characteristics:

•	Established companies with a history of positive and stable operating cash flows. We seek to invest in established companies with sound historical financial performance. We typically focus on companies with a history of profitability. We do not intend to invest in start-up companies or companies with speculative business plans.
•	Ability to exert meaningful influence. We target investment opportunities in which we will be the lead investor where we can add value through active participation.
•	Experienced management team. We generally will require that our portfolio companies have an experienced management team. We also seek to invest in companies that have a strong equity incentive program in place that properly aligns the interests of management with a Company’s investors.
•	Strong franchises and sustainable competitive advantages. We seek to invest in companies with proven products and/or services and strong regional or national operations.
•	Industries with positive long-term dynamics. We seek to invest in companies in industries with positive long-term dynamics.

INTENSIVE CREDIT ANALYSIS/DUE DILIGENCE

The process through which we will make an investment decision with respect to a customized financing transaction involves extensive research into the target company, its industry, its growth prospects and its ability to withstand adverse conditions. If the senior investment professional responsible for the transaction determines that an investment opportunity should be pursued, we will engage in an intensive due diligence process. Though each transaction will involve a somewhat different approach, the regular due diligence steps generally to be undertaken include:

•	Meeting with senior management to understand the business more fully and evaluate the ability of the senior management team;
•	Checking management backgrounds and references;
•	Performing a detailed review of financial performance and earnings;
•	Visiting headquarters and other company locations and meeting with management;
•	Contacting customers and vendors to assess both business prospects and industry wide practices;
•	Conducting a competitive analysis, and comparing the issuer to its main competitors;
•	Researching industry and financial publications to understand industry wide growth trends;
•	Assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth; and
•	Investigating legal risks and financial and accounting systems.

For the majority of over-the-counter debt securities available on the secondary market, a comprehensive credit analysis will be conducted and continuously maintained by our Sub-Adviser, the results of which are available for the transaction team to review. Our due diligence process with respect to over-the-counter debt securities is necessarily less intensive than that followed for customized financings. The issuers in these private debt placements tend to be rated and have placement agents who conduct due diligence prior to placing the securities. Moreover, these private placements generally have tight timetables for making investment decisions.

INVESTMENTS

We anticipate that during our offering period we will invest largely in senior secured and second lien debt securities issued by middle market companies in private placements and negotiated transactions that are traded in private over-the-counter markets for institutional investors, which we refer to as over-the-counter debt securities. We define middle market companies as those with annual revenues between $10 million and $1 billion. We expect that each investment will range between approximately $1 million and $25 million, although this investment size will vary proportionately with the size of our capital base. As we increase our capital base during our offering period, we will begin investing in, and ultimately intend to have a substantial portion of our assets invested in, customized direct loans to and equity securities of middle market companies. In most cases, companies to whom we provide customized financing solutions will be privately held at the time we invest in them.

While the structure of our investments is likely to vary, we may invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants and other instruments, many of which generate current yields. However, during our offering period and thereafter, if our Advisers deem appropriate, we expect to invest in more liquid senior secured and second lien debt securities of middle market companies, some of which may have securities traded on a national securities exchange. We will make such investments to the extent allowed by the 1940 Act and consistent with our continued qualification as a RIC. For a discussion of the risks inherent in our portfolio investments, please see the discussion under Part I, Item 1A “Risk Factors”.

We will strive to structure our debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. Our debt investment will often be collateralized by a first or second lien on the assets of the portfolio company. We will tailor the terms of our debt investments to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of our return will be monthly cash interest that we will collect on our debt investments.

PORTFOLIO MONITORING

In addition, with respect to customized financing transactions, our advisers will monitor our portfolio companies to determine if each company is meeting its business plan and to assess the appropriate course of action for each company.

We will employ several methods of evaluating and monitoring the performance and value of our investments, which may include, but are not limited to, the following:

•	Assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;
•	Regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•	Attendance at and participation in board meetings of the portfolio company; and
•	Review of monthly and quarterly financial statements and financial projections for the portfolio company.

DETERMINATION OF NET ASSET VALUE

We will determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by our board of directors. In connection with that determination, we anticipate that our Adviser will prepare portfolio company valuations using relevant inputs, including but not limited to indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (as codified in the Accounting Standards Codification under Topic 820, or ASC Topic 820), which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, we expect to undertake a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process will begin with each portfolio company or investment being initially valued by our Adviser’s management team, with such valuation potentially taking into account information received from our Sub-Adviser or an independent valuation firm, if applicable;
•	preliminary valuation conclusions will then be documented and discussed with our audit committee;
•	our audit committee will review the preliminary valuation and our Adviser’s management team, together with our independent valuation firm, if applicable, supplement the preliminary valuation to reflect any comments provided by the audit committee; and
•	our board of directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of our Adviser, the audit committee and any third-party valuation firm, if applicable.

Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on our financial statements. Below is a description of factors that our board of directors may consider when valuing our equity and debt investments.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, we will incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that our board will consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing our debt investments.

Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value. The board of directors, in its analysis of fair value, may consider various factors, such as multiples of EBITDA, cash flows, net income, revenues or in limited instances book value or liquidation value. All of these factors may be subject to adjustments based upon the particular circumstances of a portfolio company or our actual investment position. For example, adjustments to EBITDA may take into account compensation to previous owners or acquisition, recapitalization, restructuring or other related items.

We may also look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies or industry practices in determining fair value. We may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors we deem relevant in assessing the value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

DETERMINATIONS IN CONNECTION WITH OFFERINGS

After meeting the minimum offering requirement, we will then sell our shares on a continuous basis at a current offering price of $10 per share; however, to the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. To the extent that the net asset value per share increases subsequent to the last closing, the price per share may increase. In the event of a material decline in our net asset value per share, which we consider to be a 5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Therefore, persons who subscribe for shares of our common stock in this offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each closing date of shares of our common stock offered pursuant to this prospectus, the board of directors or a committee thereof is required within 48 hours of the time that each closing and sale is made to make the determination that we are not selling shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, is below our then current net asset value per share. The board of directors or a committee thereof will consider the following factors, among others, in making such determination:

•	the net asset value of our common stock disclosed in the most recent periodic report we filed with the SEC;
•	our management’s assessment of whether any material change in the net asset value has occurred (including through the realization of net gains on the sale of our portfolio investments) from the period beginning on the date of the most recently disclosed net asset value to the period ending two days prior to the date of the closing on and sale of our common stock; and
•	the magnitude of the difference between the net asset value disclosed in the most recent periodic report we filed with the SEC and our management’s assessment of any material change in the net asset value since the date of the most recently disclosed net asset value, and the offering price of the shares of our common stock at the date of closing.

Importantly, this determination does not require that we calculate net asset value in connection with each closing and sale of shares of our common stock, but instead involves the determination by the board of directors or a committee thereof that we are not selling shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, is below the then current net asset value at the time at which the closing and sale is made.

Moreover, to the extent that there is even a remote possibility that we may (i) issue shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, is below the then current net asset value of our common stock at the time at which the closing and sale is made or (ii) trigger the undertaking (which we provided to the SEC in the registration statement to which this prospectus is a part) to suspend the offering of shares of our common stock pursuant to this prospectus if the net asset value fluctuates by certain amounts in certain circumstances until the prospectus is amended, the board of directors or a committee thereof will elect, in the case of clause (i) above, either to postpone the closing until such time that there is no longer the possibility of the occurrence of such event or to undertake to determine the net asset value within two days prior to any such sale to ensure that such sale will not be at a price which, after deducting selling commissions and dealer manager fees, is below our then current net asset value, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine net asset value to ensure that such undertaking has not been triggered.

In addition, a decline in our net asset value per share to an amount more than 5% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 5% below our current net offering price and (ii) our board of directors believes that such decrease in the net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our board of directors will undertake to establish a new net offering price that is not more than 5% above our net asset value per share. If our board of directors determines that the decline in our net asset value per share is the result of a temporary movement in the credit markets, investors will purchase shares at an offering price per share, net of selling commissions and dealer manager fees, which represents a premium to the net asset value per share of greater than 5%.

These processes and procedures are part of our compliance policies and procedures. Records will be made contemporaneously with all determinations described in this section and these records will be maintained with other records we are required to maintain under the 1940 Act. Promptly following any adjustment to the offering price per share of our common stock offered pursuant to this prospectus, we will update this prospectus by filing a prospectus supplement with the SEC. We will also make updated information available via our website.

LEVERAGE

We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our shareholders by reducing our overall cost of capital. As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage.

We have entered into a loan agreement with Main Street Capital Corporation, our Sub-Adviser, for a $10,000,000 senior secured revolving credit facility. The credit facility matures on January 14, 2013, unless earlier accelerated upon an event of default. Borrowings under the credit facility bear interest at a floating rate of the London Interbank Offered Rate (“LIBOR”) plus 3.50% per annum, payable in cash, on the outstanding principal balance. Borrowings under the new credit facility are secured by all of the Company’s assets (owned currently or subsequently acquired), all of the assets of any subsidiary of the Company and a pledge of equity ownership interests of all current and future subsidiaries.

We expect to use the proceeds of the credit facility to fund investments in portfolio companies and to pay certain fees and expenses related to the loan agreement. The loan agreement contains affirmative and negative covenants usual and customary for leveraged financings, including covenants to provide information to Main Street on a regular basis, preserve our corporate existence, comply with applicable laws, including the

1940 Act, pay our obligations when they become due, and invest the proceeds of this offering in accordance with the strategies and procedures described in this Annual Report. The loan agreement contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the borrower; (iii) a material adverse change in our business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. We have not yet drawn down on the credit facility.

DIVIDEND

We intend to make quarterly distributions to our stockholders out of assets legally available for distribution. Our quarterly distributions, if any, will be determined by our Board of Directors. Any such distributions will be taxable to our stockholders, including to those stockholders who receive additional shares of our common stock pursuant to a distribution reinvestment plan.

In order to maintain our qualification as a RIC, we must for each fiscal year distribute an amount equal to at least 90% of our ordinary net taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, reduced by deductible expenses. In addition, we will be subject to federal excise taxes to the extent we do not distribute during the calendar year at least (1) 98% of our ordinary income for the calendar year, (2) 98% of our capital gains in excess of capital losses for the one year period ending on October 31 of the calendar year and (3) any ordinary income and net capital gains for preceding years that were not distributed during such years.

We have adopted an “opt in” distribution reinvestment plan pursuant to which you may elect to have the full amount of your cash distributions reinvested in additional shares of our common stock. Participants in our distribution reinvestment plan are free to elect or revoke reinstatement in the distribution reinvestment plan within a reasonable time as specified in the plan. If you do not elect to participate in the plan you will automatically receive any distributions we declare in cash. For example, if our Board of Directors authorizes, and we declare, a cash distribution, then if you have “opted in” to our distribution reinvestment plan you will have your cash distributions reinvested in additional shares of our common stock, rather than receiving the cash distributions.

ELECTION TO BE TAXED AS A RIC

We intend to elect to be treated as a RIC under Subchapter M of the Code commencing in the first taxable year in which we meet the minimum offering requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the Annual Distribution Requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

Provided that we qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (which we define as net long-term capital gain in excess of net short-term capital loss) that we timely distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. Federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax. We generally will endeavor in each taxable year to avoid any U.S. Federal excise tax on our earnings.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	elect to be treated as a RIC;

•	meet the Annual Distribution Requirement;
•	qualify to be treated as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year;
•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or the 90% Income Test; and
•	diversify our holdings so that at the end of each quarter of the taxable year (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and (ii) no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships,” or the Diversification Tests.

OUR ADVISERS

Pursuant to our Investment Advisory Agreement, BDCA Adviser oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio. Our Adviser has engaged Main Street pursuant to the Sub-Advisory Agreement, to act as our Sub-Adviser and to assist the Adviser with identifying, evaluating, negotiating and structuring investments and makes investment recommendations for approval by our Adviser. Collectively, we believe that the network of relationships between Main Street’s investment team and the middle market investment community, and BDCA Adviser’s senior management team and the business communities in which their affiliated real estate investment trust (“REITs”) operate, are key channels through which we will access significant investment opportunities.

ABOUT BDCA ADVISER, LLC

Our Adviser, BDCA Adviser, LLC, is a recently formed Delaware limited liability company that is registered as an investment adviser under the Advisers Act. Our Adviser is wholly-owned by American Realty Capital II Advisors, LLC, which is indirectly majority-owned by Nicholas S. Schorsch, our chairman and chief executive officer, and William M. Kahane, our president and a director.

Members of our Adviser’s management team have sponsored nine publicly offered REITs which include: American Realty Capital Trust, Inc. or ARCT, a non-traded public REIT organized on August 17, 2010, that focuses on acquiring a diversified portfolio of freestanding, single-tenant retail and commercial properties that are net leased to investment grade and other creditworthy tenants; American Realty Capital New York Recover REIT, Inc., or NYRR, a non-traded public REIT organized on October 6, 2010, that focuses on acquiring high quality income-producing commercial real estate located in the New York metropolitan area; Phillips Edison — ARC Shopping Center REIT, Inc. or PEARC, a non-traded public REIT organized on October 13, 2009 that invests primarily in necessity-based neighborhood and community shopping centers throughout the United States with a focus on well-located grocery-anchored shopping centers that are well occupied at the time of purchase and typically cost less than $20 million per property; American Realty Capital — Retail Centers of America, Inc. or ARC RCA, a non-traded public REIT organized on July 29, 2010 that focuses on acquiring existing anchored, stabilized core retail properties, including power centers, lifestyle centers and grocery-anchored shopping centers; American Realty Capital Healthcare Trust, Inc., or ARC HT, a non-traded public REIT organized on August 23, 2010 that focuses on acquiring a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities; American Realty Capital Trust II, Inc., or ARCT II, a non-traded public REIT organized on September 10, 2010 that intends to acquire primarily free-standing, single-tenant bank branch, convenience store, retail, office and industrial properties that are double-net and triple-net leased to investment grade and other creditworthy tenants. ARC — Northcliffe Income Partners, Inc., or ARC-NIP, a non-traded public REIT organized on September 29,

2010 that intends to to acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties in the U.S. and abroad; American Realty Capital Trust III, Inc., or ARCT III, a non-traded public REIT organized on October 15, 2010 that intends to acquire primarily free-standing single-tenant retail properties net leased to investment grade and other creditworthy tenants and American Realty Capital Properties, Inc., or ARCP, a public REIT organized on December 2, 2010, that has applied to list its shares on the Nasdaq Capital Market and intends to invest in commercial properties net leased under medium term leases.

ABOUT MAIN STREET CAPITAL CORPORATION

Our Sub-Adviser, Main Street Capital Corporation, is an internally managed business development company and a registered investment adviser. The members of Main Street’s investment team have broad investment backgrounds, with prior experience at private investment funds, investment banks and other financial services companies, and currently include eight certified public accountants and one chartered financial analyst. At September 30, 2010, Main Street had debt and equity investments with an aggregate fair value of approximately $259 million in 41 portfolio companies, and investments in over-the-counter debt securities with an aggregate fair value of approximately $90 million in 24 separate issuers. We expect to leverage Main Street’s expertise in analyzing, valuing, structuring, negotiating and closing transactions to offer customized financing solutions to mid-sized companies. Main Street was founded in 1997 and is based in Houston, Texas. Main Street’s common stock trades on the New York Stock Exchange under the ticker symbol “MAIN.”

COMPETITIVE ADVANTAGES

We believe that we have the following competitive advantages over other publicly-traded BDCs and other direct participation programs such as public non-traded REITs and public non-traded BDCs:

•	our Sub-Adviser is a publicly-traded BDC whose management team has substantial experience investing in the types of companies and securities we expect to acquire and an established record of creating stockholder value through increasing distributions, periodic capital gains and stable net asset values;
•	the principals of our Adviser and our Sub-Adviser have extensive relationships with loan syndication and trading desks, lending groups, management teams, investment bankers, business brokers, attorneys, accountants and other persons whom we believe will continue to provide us with significant investment opportunities.

COMPLIANCE POLICIES

We and our Adviser will adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, and our Board of Directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation. We have designated Kamal Jafarnia as our chief compliance officer. Currently, Mr. Jafarnia also serves as chief compliance officer for BDCA Adviser.

MANAGERIAL ASSISTANCE

As a BDC we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance.

COMPETITION

Our primary competition in providing financing for acquisitions, buyouts and recapitalizations of middle market companies will include public and private buyout and other private equity funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of funds as well as access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We expect to use the industry information of our investment professionals, to which we have access, to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that our relationships will enable us to discover, and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest.

STAFFING

We do not currently have any employees and do not expect to have any employees in the foreseeable future. The services necessary for the operation of our business are provided to us by our officers and the employees of our Adviser and our Administrator pursuant to the terms of the Investment Advisory Agreement and the servicing agreements that we have entered into with our Administrator.

REGULATION

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities.

We are generally not be able to issue and sell our common stock at a price below net asset value per share. See “Risk Factors — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a business development company, we are not permitted to invest in any portfolio company in which our Adviser, Sub-Adviser or any of their affiliates currently have an investment or to make any co-investments with our Adviser, Sub-Adviser or any of their affiliates without an exemptive order from the SEC.

Qualifying assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

1.	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a.	is organized under the laws of, and has its principal place of business in, the United States;
b.	is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c.	satisfies any of the following:
i.	does not have any class of securities that is traded on a national securities exchange;
ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.	is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or
iv.	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
2.	Securities of any eligible portfolio company that we control.
3.	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
5.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6.	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Managerial assistance to portfolio companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Indebtedness and senior securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, See “Risk Factors — Risks Related to Business Development Companies — Regulations governing our operation as a business development company and RIC will affect our ability to raise, and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth.”

Code of ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.

Proxy voting policies and procedures

We delegate our proxy voting responsibility to our Adviser. The proxy voting policies and procedures that our Adviser follows are set forth below. The guidelines will be reviewed periodically by our Adviser and our non-interested directors, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, BDCA Adviser, LLC has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.

These policies and procedures for voting proxies for the investment advisory clients of BDCA Adviser, LLC are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

BDCA Adviser, LLC will vote proxies relating to our securities in the best interest of its clients’ stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by its clients. Although BDCA Adviser, LLC will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

The proxy voting decisions of BDCA Adviser, LLC are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how BDCA Adviser, LLC intends to vote on a proposal in order to reduce any attempted influence from interested parties.

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Financial Officer, 405 Park Avenue, 15th Floor New York, NY 10022.

COMPLIANCE WITH APPLICABLE LAWS

As a BDC, we may be periodically examined by the SEC for compliance with the 1940 Act. Our Advisers are registered investment adviser and are also subject to examination by the SEC.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

CO-INVESTMENT

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, we will not be permitted to co-invest with Main Street or its affiliates in transactions originated by Main Street or its affiliates unless we obtain an exemptive order from the SEC. We filed an application for exemptive relief to co-invest with Main Street and its affiliates with the SEC on February 25, 2011. There can be no assurance that we will obtain such relief. Even if we receive exemptive relief, Main Street and its affiliates are not obligated to offer Main Street or us the right to participate in any transactions originated by them.

Prior to obtaining exemptive relief, we intend to co-invest alongside Main Street or its affiliates only in accordance with existing regulatory guidance. For example, at any time, we may co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point. While we desire to receive exemptive relief from the SEC, given the latitude permitted within existing regulatory guidance and our current universe of investment opportunities, we do not feel that the absence of exemptive relief materially affects our ability to achieve our investment objectives.

RESOLUTION OF POTENTIAL CONFLICTS OF INTEREST; EQUITABLE ALLOCATION OF INVESTMENT OPPORTUNITIES

Our Advisers and certain of their affiliates have certain conflicts of interest in connection with the management of our business affairs, including, but not limited to, the following:

•	Our Advisers and their respective affiliates must allocate their time between advising us and managing other investment activities and business activities in which they may be involved, including, with respect to Main Street, Main Street’s ordinary day-to-day business of operating a publicly-traded BDC, and, with respect to the Adviser, the other programs sponsored by affiliates of AR Capital, as well as any programs that may be sponsored by such affiliates in the future;
•	The compensation payable by us to our Advisers and other affiliates will be approved by our Board of Directors consistent with the exercise of the requisite standard of care applicable to directors under Maryland law. Such compensation is payable, in most cases, whether or not our stockholders receive distributions and may be based in part on the value of assets acquired with leverage;
•	Regardless of the quality of the assets acquired, the services provided to us or whether we pay distributions to our stockholders, our Advisers will receive certain fees in connection with the management and sale of our portfolio companies;
•	Our Adviser, Sub-Adviser and their respective affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of our Adviser, our Sub-Adviser and their affiliates;
•	Our Sub-Adviser must allocate investment opportunities which it originates between us and Main Street, and is not obligated to allocate any particular opportunity to us; and
•	To the extent permitted by the 1940 Act and staff interpretations, our Adviser or our Sub-Adviser may determine it appropriate for us and one or more other investment accounts managed by our Adviser or our Sub-Adviser or any of their respective affiliates to participate in an investment opportunity. To the extent required, we will seek exemptive relief from the SEC to engage in co-investment opportunities with our Adviser, our Sub-Adviser and/or their respective affiliates. There can be no assurance that we will obtain such exemptive relief and if we are unable to obtain such relief, we may be excluded from such investment opportunities. These co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating accounts. To mitigate these conflicts, our Adviser and Sub-Adviser seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis, taking into account such factors as the relative amounts of capital available for new investments and the investment programs and portfolio positions of us, the clients for which participation is appropriate and any other factors deemed appropriate.

AVAILABLE INFORMATION

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange of 1934, as amended (the “Exchange Act”). You may inspect and copy these reports, proxy statements and other information at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information filed electronically by us with the SEC at http://www.sec.gov. Our Internet address is http://www.BDCofAmerica.com. We intend to make available free of charge on our Internet website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. The risks set forth below are not the only risks we face. If any of the following risks occur, our business and financial condition could be materially adversely affected. In such case, the net asset value of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We are a thinly capitalized new company and have no operating history.

We were recently formed in May 2010 and will not commence operations until we receive gross proceeds of at least $2.5 million from this offering from persons not affiliated with us or our Advisers. We are subject to all of the business risks and uncertainties associated with any new thinly capitalized business, including the risk that we will not achieve our investment objective and that the value of our common stock could decline substantially.

Current market conditions have impacted debt and equity capital markets in the United States, and we do not expect these conditions to improve in the near future.

Since the third quarter of 2007, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector has been negatively impacted by significant write-offs as the value of the assets held by financial firms has declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations have also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty.

Since March 2009, there have been signs that the global credit and other financial market conditions have improved markedly as stability has increased throughout the international financial system. Concentrated policy initiatives undertaken by central banks and governments appear to have curtailed the incidence of large-scale failures within the global financial system. Concurrently, investor confidence, financial indicators, capital markets activity and asset prices have shown signs of marked improvement since the second quarter of 2009. While financial conditions have improved, economic activity has remain subdued and corporate interest rate risk premiums, otherwise known as credit spreads, remain at historically high levels, particularly in the loan and high yield bond markets. These conditions may negatively impact our ability to obtain financing, particularly from the debt markets. In addition, future financial market uncertainty could lead to further financial market disruptions and could further impact our ability to obtain financing, which could limit our ability to grow our business, fully execute our business strategy and could decrease our earnings, if any. In addition, while we believe that these conditions also afford attractive opportunities to make investments, future financial market uncertainty could lead to further financial market disruptions and could further adversely impact our ability to obtain financing and the value of our investments.

Unfavorable economic conditions or other factors may affect our ability to borrow for investment purposes, and may therefore adversely affect our ability to achieve our investment objective.

Unfavorable economic conditions or other factors could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

There is a risk that investors in our equity securities may not receive distributions or that our distributions may not grow over time.

We intend to make distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

The amount of any distributions we pay is uncertain. Our distributions to our stockholders may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from this offering. Therefore, portions of the distributions that we pay may represent a return of capital to you which will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets. We may not be able to pay you distributions, and our distributions may not grow over time.

We intend to declare distributions quarterly and pay distributions on a monthly basis beginning no later than the first calendar quarter after the month in which the minimum offering requirement is met. We will pay these distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of distributions or year-to-year increases in distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of this offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares. Distributions from the proceeds of this offering or from borrowings also could reduce the amount of capital we ultimately invest in interests of portfolio companies. We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from this offering to fund distributions (which may reduce the amount of capital we ultimately invest in assets). There can be no assurance that we will be able to sustain distributions at any particular level or at all.

Price declines in the large corporate leveraged loan market may adversely affect the fair value of over-the-counter debt securities we hold, reducing our net asset value through increased net unrealized depreciation.

Prior to the onset of the financial crisis, collateralized loan obligations, or CLOs, a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles, comprised the majority of the market for purchasing and holding senior secured and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. While prices have appreciated measurably since the end of 2008, conditions in the large corporate leveraged loan market may deteriorate again, which may cause pricing levels to decline. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of over-the-counter debt securities we hold, which could have a material adverse impact on our business, financial condition and results of operations.

Our ability to achieve our investment objective depends on our Adviser’s and our Sub-Adviser’s ability to manage and support our investment process. If our Adviser or our Sub-Adviser were to lose any members of their respective senior management teams, our ability to achieve our investment objective could be significantly harmed.

We are externally managed and depend upon the investment expertise, diligence, skill and network of business contacts of Main Street and BDCA Adviser. We also depend, to a significant extent, on our Advisers’ access to the investment professionals and the information and deal flow generated by these investment professionals in the course of their investment and portfolio management activities. Our Advisers will evaluate, negotiate, structure, close, monitor and service our investments. Our success depends to a significant extent on the continued service and coordination of our Advisers, including their key professionals. The departure of a significant number of our Adviser’s or Sub-Adviser’s key professionals could have a materially adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that our Advisers will remain our investment adviser and sub-adviser or that we will continue to have access to their investment professionals or their information and deal flow.

Because our business model depends to a significant extent upon relationships with investment banks, business brokers, loan syndication and trading desks, and commercial banks, the inability of our Advisers to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that our Advisers will depend on their relationships with investment banks, business brokers, loan syndication and trading desks, and commercial banks, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our Advisers fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom our Adviser’s professionals have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We will compete for investments with other BDCs and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, also make investments in middle market private U.S. companies. As a result of these new entrants, competition for investment opportunities in private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act will impose on us as a BDC.

A significant portion of our investment portfolio will be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by our Board of Directors. However, the majority of our investments will not be publicly traded or actively traded on a secondary market and will instead be traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we will value these securities quarterly at fair value as determined in good faith by our Board of Directors.

Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.

Our Board of Directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our Board of Directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval if it determines that doing so will be in the best interests of stockholders. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of this offering and may use the net proceeds from this offering in ways with which investors may not agree or for purposes other than those contemplated at the time of this offering.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs and face other significant risks associated with being self-managed.

Our Board of Directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our Adviser’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such internalization transaction. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the earnings per share attributable to your investment.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our Adviser under the Investment Advisory Agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our Adviser or its affiliates. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Adviser, our earnings per share would be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares. As currently organized, we will not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. In addition, we could have difficulty retaining such personnel employed by us. Currently, individuals employed by our Advisers and their affiliates perform management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect.

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Annual Report and may result in our investment focus shifting from the areas of expertise of our Advisers to other types of investments in which our Advisers may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, variations in the interest rates on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Terrorist attacks, acts of war or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

Risks Related to our Advisers and their Affiliates

Our Adviser is recently formed and has no operating history.

BDCA Adviser was formed in June 2010 and has no operating history and no experience acting as an investment adviser for a BDC. Our ability to achieve our investment objective depends on BDCA Adviser’s ability, with the assistance of Main Street, to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. BDCA Adviser’s capabilities in managing the investment process and providing competent services to us will depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, BDCA Adviser may need to hire, train, supervise and manage new investment professionals. BDCA Adviser may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

Our Advisers and their affiliates, including our officers and some of our directors, will face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our stockholders.

Our Advisers and their affiliates will receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and our Advisers to earn increased management fees.

We may be obligated to pay our Advisers incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our Investment Advisory and Sub-Advisory Agreements entitle our Advisers to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay our Advisers incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

We expect that any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. Pursuant to the Investment Advisory and Sub-Advisory Agreements our Adviser and Sub-Adviser, respectively, will not be under any obligation to reimburse us for any part of the incentive fee they received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

For federal income tax purposes, we may be required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC even though we will not have received any corresponding cash amount. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income for which we have not received a corresponding cash payment. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of a RIC, see “Federal Income Tax Risks — We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.”

The time and resources that individuals employed by the Advisers devote to us may be diverted and we may face additional competition due to the fact that neither our Advisers nor their affiliates are prohibited from raising money for or managing another entity that makes the same types of investments that we target.

The Advisers currently manage other investment entities, including Main Street Capital Corporation, a New York Stock Exchange-listed BDC, and several public non-listed REITs, and neither our Adviser nor our Sub-Adviser is prohibited from raising money for and managing future investment entities that make the same types of investments as those we target. As a result, the time and resources that our Advisers devote to us may be diverted, and during times of intense activity in other programs, they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity for the same investors and investment opportunities. While we intend to co-invest with such investment entities to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investing. As a result, we and our Advisers have filed an application for exemptive relief with the SEC under the 1940 Act, which, if granted, would allow us additional latitude to co-invest with them. However, there is no assurance that we will obtain such relief. In the event the SEC does not grant us relief, we will be limited in our ability to invest in certain portfolio companies in which the Advisers or any of their respective affiliates are investing or are invested. Even if we are able to obtain exemptive relief, we will be unable to participate in certain transactions originated by the Advisers or their respective affiliates prior to receipt of such relief.

Our Sub-Adviser may face conflicts of interest in allocating investment opportunities between us and Main Street Capital Corporation.

The investment professionals employed by our Sub-Adviser are also the investment professionals responsible for investing and managing the securities portfolio of Main Street. These professionals will be responsible for allocating investment opportunities between us and Main Street unless and until we receive exemptive relief allowing us to co-invest with Main Street. Even if such exemptive relief is obtained, Main Street will have no obligation to co-invest with us or to allocate particular investment opportunities to us. If Main Street allocates lesser quality investment opportunities to us than it retains for itself, our operating results could be adversely affected.

Our fee structure may induce our Advisers to make speculative investments or incur debt.

The incentive fee payable by us to our Advisers may create an incentive for them to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our Advisers is determined may encourage them to use leverage to increase the return on our investments. In addition, the fact that our management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage our Advisers to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

There are significant potential conflicts of interest that could impact our investment returns.

We pay management and incentive fees to our Advisers, and reimburse our Advisers for certain expenses they incur. In addition, investors in our common stock will invest on a gross basis and receive distributions on a net basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments.

The part of the incentive fee payable by us that relates to our pre-incentive fee net investment income is computed and paid on income that may include interest that is accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible.

Our Adviser may seek to change the terms of our Investment Advisory Agreement, which could affect the terms of our Adviser’s compensation.

Our Investment Advisory Agreement will automatically renew for successive annual periods if approved by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. Moreover, conflicts of interest may arise if our Adviser seeks to change the terms of our Investment Advisory Agreement, including, for example, the terms for compensation. While any material change to the Investment Advisory Agreement must be submitted to stockholders for approval under the 1940 Act, we may from time to time decide it is appropriate to seek stockholder approval to change the terms of the agreement.

The Sub-Advisory Agreement and the Investment Advisory Agreement contain co-termination provisions. Such provisions, if triggered, may leave us without an investment adviser or sub-adviser which could negatively impact our investment strategy and our ability to achieve our investment objective.

Under the terms of the Sub-Advisory and Investment Advisory Agreements, if either of the Investment Advisory Agreement or Sub-Advisory Agreement is terminated or not renewed, then the other agreement will also terminate on the effective date of such termination or non-renewal. In addition, under the terms of the Investment Advisory Agreement and the Sub-Advisory Agreement, in the event either the Investment Advisory Agreement or the Sub-Advisory Agreement terminates because we terminate or fail to renew either agreement, neither the Adviser, the Sub-Adviser nor any of their affiliates may, except in certain limited circumstances, be re-engaged as Adviser or Sub-Adviser for a period of three years following the date of such termination without the consent of the party not seeking to be re-engaged. Because our success depends to a significant extent on the deal flow and key professionals of our Advisers, the termination of the Sub-Advisory or Investment Advisory Agreement could have a materially adverse effect on our ability to achieve our investment objective.

In selecting and structuring investments appropriate for us, our Advisers will consider the investment and tax objectives of the Company and our stockholders as a whole, not the investment, tax or other objectives of any stockholder individually.

Our stockholders may have conflicting investment, tax and other objectives with respect to their investments in us. The conflicting interests of individual stockholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments, and the timing of disposition of our investments. As a consequence, conflicts of interest may arise in connection with decisions made by our Advisers, including with respect to the nature or structuring of our investments, that may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders’ individual tax situations.

Risks Related to Business Development Companies

Our failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a business development company.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Regulation.” Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution.

We expect to utilize leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our Board of Directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates will be restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our Board of Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is considered our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board of Directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our Board of Directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. Further, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by our Advisers without the prior approval of the SEC.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to pay distributions to our stockholders.

Risks Related to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

We intend to invest primarily in senior secured term loans, second lien loans and mezzanine debt and selected equity investments issued by middle market companies.

Senior Secured Loans and Second Lien Loans.  When we make senior secured term loans and second lien loans, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Finally, applicable bankruptcy laws may adversely impact the timing and methods used by us to liquidate collateral securing our loans, which could adversely affect the collectability of such loans. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Mezzanine Debt.  Our mezzanine debt investments will generally be subordinated to senior loans and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal which could lead to the loss of the entire investment.

These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we will not receive any principal repayments prior to the maturity of some of our mezzanine debt investments, such investments will be of greater risk than amortizing loans.

Equity Investments.  We expect to make selected equity investments. In addition, when we invest in first and second lien senior loans or mezzanine debt, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

In addition, investing in private companies involves a number of significant risks, including that they:

•	may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
•	have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers and directors and employees of our Advisers may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We will invest primarily in first lien, second lien, mezzanine debt, preferred equity and common equity issued by middle market companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we intend to generally structure certain of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower.

Second priority liens on collateral securing our loans may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Our loans will be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before we receive anything. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors.

There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

We generally will not control our portfolio companies.

We generally will not control our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We are exposed to risks associated with changes in interest rates.

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly have a material adverse effect on our investment objective and our rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs, if any.

Economic recessions or downturns such as the one we are currently experiencing could impair our portfolio companies and harm our operating results.

Many of the portfolio companies in which we may invest may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Current adverse economic conditions may also decrease the value of any collateral securing our senior secured or second lien secured loans. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

In addition, while we believe that these conditions also afford attractive opportunities to make investments, future financial market uncertainty could lead to further financial market disruptions and could further adversely impact our ability to obtain financing and the value of our investments.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

We may not realize gains from our equity investments.

Certain investments that we may make could include warrants or other equity securities. In addition, we may make direct equity investments, including controlling investments, in companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We intend to seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these puts rights for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

We intend to invest in corporate debt of middle market companies, including privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. Second, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. Finally, little public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of our Advisers to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns.

The lack of liquidity in our investments may adversely affect our business.

We intend to invest in companies whose securities are typically not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. We expect that our investments will generally be subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not have the funds or ability to make additional investments in our portfolio companies.

We may not have the funds or ability to make additional investments in our portfolio companies. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

We may concentrate our investments in companies in a particular industry or industries.

In the event we concentrate our investments in companies in a particular industry or industries, any adverse conditions that disproportionately impact that industry or industries may have a magnified adverse effect on our operating results.

Risks Relating to Debt Financing

If we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.

Changes in interest rates may affect our cost of capital and net investment income.

Since we intend to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee preferred return and may result in a substantial increase of the amount of incentive fees payable to our Adviser with respect to pre-incentive fee net investment income.

Risks Relating to Our Corporate Structure and Common Stock

Beginning 12 months after we meet the minimum offering requirement in connection with our ongoing initial public offering, we intend to offer to repurchase your shares on a quarterly basis. As a result you will have limited opportunities to sell your shares and, to the extent are able to sell your shares under the program you may not be able to recover the amount of your investment in our shares.

Beginning one year after we meet the minimum offering requirement in connection with our ongoing initial public offering, we intend to commence tender offers to allow you to tender your shares on a quarterly basis at a price equal to 90% of the offering price on the date of repurchase. As proposed, the share repurchase program will include numerous restrictions that limit your ability to sell your shares. We intend to limit the number of shares repurchased pursuant to our proposed share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan. At the discretion of our Board of Directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) we do not expect to repurchase shares in any calendar year in excess of 5% of the weighted average number of shares outstanding in the prior calendar year; (3) unless you tender all of your shares, you must tender at least 25% of the amount of shares you have purchased in the offering and must maintain a minimum balance of $1,000 subsequent to submitting a portion of your shares for repurchase by us; and (4) to the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year.

Our Board of Directors may amend, suspend or terminate the repurchase program upon 30 days’ notice. We will notify you of such developments (1) in the quarterly reports mentioned above or (2) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. During this offering, we will also include this information in a Annual Report supplement or post-effective amendment to the registration statement, as then required under federal securities laws. In addition, although we have adopted a share repurchase program, we have discretion to not repurchase your shares, to suspend the plan, and to cease repurchases. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

When we make quarterly repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price you paid for shares in our offering. As a result, to the extent you have the ability to sell your shares to us as part of our share repurchase program, the price at which you may sell your shares, which we expect to be 90% of the offering price on the date of repurchase under ordinary conditions, may be lower than what you paid in connection with your purchase of shares in our offering.

In addition, in the event you choose to participate in our share repurchase program, you will be required to provide us with notice of your intent to participate prior to knowing what the net asset value per share will be on the repurchase date. Although you will have the ability to withdraw your repurchase request prior to the repurchase date, to the extent you seek to sell your shares to us as part of our periodic share repurchase program, you will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

Under the terms of our charter, our Board of Directors is authorized to issue shares of preferred stock with rights and privileges superior to common stockholders without common stockholder approval.

Under the terms of our charter, our Board of Directors is authorized to issue shares of preferred stock in one or more classes or series without stockholder approval. The board has discretion to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series of preferred stock.

Every issuance of preferred stock will be required to comply with the requirements of the 1940 Act. The 1940 Act requires, among other things, that (1) immediately after issuance and before any distribution is made with respect to our common stock and before any purchase of common stock is made, such preferred stock together with all other senior securities must not exceed an amount equal to 50% of our total assets after deducting the amount of such distribution or purchase price, as the case may be, and (2) the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if distributions on such preferred stock are in arrears by two years or more. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock.

Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.

Potential investors in this offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue shares of common stock. Pursuant to our charter, a majority of our entire Board of Directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series without stockholder approval. After your purchase in this offering, our board may elect to sell additional shares in this or future public offerings, issue equity interests in private offerings or issue share-based awards to our independent directors or employees of our Adviser. To the extent we issue additional equity interests after your purchase in this offering, your percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.

Certain provisions of our charter and bylaws as well as provisions of the Maryland General Corporation Law could deter takeover attempts and have an adverse impact on the value of our common stock.

Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Under the Maryland General Corporation Law, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror, by officers or by employees who are directors of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act under the Maryland General

Corporation Law any and all acquisitions by any person of our shares of stock. Our board may amend the bylaws to remove that exemption in whole or in part without stockholder approval. The Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Under the Maryland General Corporation Law, specified “business combinations,” including mergers, consolidations, share exchanges, or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation’s outstanding voting stock, and certain other parties (each an “interested stockholder”), or an affiliate of the interested stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter any of the specified business combinations must be approved by two super majority votes of the stockholders unless, among other conditions, the corporation’s common stockholders receive a minimum price for their shares.

Under the Maryland General Corporation Law, certain statutory provisions permit a corporation that is subject to the Exchange Act and that has at least three independent directors to be subject to certain corporate governance provisions notwithstanding any contrary provision in the corporation’s charter and bylaws. Among other provisions, a Board of Directors may classify itself without the vote of stockholders. Further, the Board of Directors, by electing into certain statutory provisions and notwithstanding any contrary provision in the charter or bylaws, may (i) provide that a special meeting of stockholders will be called only at the request of stockholders entitled to cast at least a majority of the votes entitled to be cast at the meeting, (ii) reserve for itself the right to fix the number of directors, and (iii) retain for itself the exclusive power to fill vacancies created by the death, removal or resignation of a director. A corporation may be prohibited by its charter or by resolution of its Board of Directors from electing to be subject to any of the provisions of the statute. We are not prohibited from implementing any or all of the statute.

Additionally, our Board of Directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock; and our Board of Directors may, without stockholder action, amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. These provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock.

We are not obligated to complete a liquidity event by a specified date; therefore, it will be difficult for you to sell your shares.

We intend to explore a potential liquidity event for our stockholders between five to seven years following the completion of our offering stage. We expect that our Board of Directors, in the exercise of the requisite standard of care applicable to directors under Maryland law, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in our best interests. A liquidity event could include (1) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, (2) a listing of our shares on a national securities exchange, or (3) a merger or another transaction approved by our board in which our stockholders will receive cash or shares of a publicly traded company. However, there can be no assurance that we will complete a liquidity event within such time or at all. If we do not successfully complete a liquidity event, liquidity for your shares will be limited to our share repurchase program which we have no obligation to maintain.

Federal Income Tax Risks

We may be subject to certain corporate-level taxes regardless of whether we continue to qualify as a RIC.

To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

•	The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss, if any. We are subject to corporate-level U.S. federal income tax on any of our undistributed income or gain. Additionally, we are be subject to a 4% nondeductible federal excise tax, however, to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
•	The income source requirement will be satisfied if we obtain at least 90% of our gross income for each year from distributions, interest, gains from the sale of stock or securities or similar sources.
•	The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

You may receive shares of our common stock as distributions which could result in adverse tax consequences to you.

In order to satisfy the annual distribution requirement applicable to RICs, we may have the ability to declare a large portion of a distribution in shares of our common stock instead of in cash. As long as a portion of such distribution is paid in cash (which portion can be as low as 10% for our taxable years ending on or before December 31, 2011) and certain requirements are met, the entire distribution to the extent of our current and accumulated earnings and profits would be a dividend for U.S. federal income tax purposes. As a result, a stockholder would be taxed on the entire distribution in the same manner as a cash distribution, even though a portion of the distribution was paid in shares of our common stock.

You may have current tax liability on distributions you elect to reinvest in our common stock but would not receive cash from such distributions to pay such tax liability.

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of our common stock received from the distribution.

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, you will be taxed as though you received a distribution of some of our expenses.

A “publicly offered regulated investment company” is a regulated investment company whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered regulated investment company for any period, a non-corporate shareholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional distribution to the shareholder and will be deductible by such shareholder only to the extent permitted under the limitations described below. For non-corporate shareholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a shareholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes. While we anticipate that we will constitute a publicly offered regulated investment company after our first tax year, there can be no assurance that we will in fact so qualify for any of our taxable years.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 405 Park Avenue, 15th Floor, New York, NY 10022. We believe that our current office facilities are adequate for our business as we intend to conduct it.

ITEM 3. LEGAL PROCEEDINGS

Neither we nor our investment adviser are currently subject to any material legal proceedings.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the future. No stock has been authorized for issuance under any equity compensation plans. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations.

Our shares are not listed on an exchange or quoted through a quotation system. We intend to sell our shares on a continuous basis at a price of $10.00; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees that is below net asset value. In connection with each closing on the sale of shares of our common stock pursuant to our prospectus, as amended or supplemented, which relates to our public offering of common stock on a continuous basis, the Board of Directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below our then current net asset value within 48 hours of the time that we price our shares.

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2010:

Title of Class	Amount Authorized	Amount Issued
Common Stock, par value $0.001 per share	100,000,000	22,222	(1)

(1)	Held by BDCA Adviser, LLC, our sole stockholder

Distributions

We intend to authorize and declare distributions quarterly and pay distributions on a monthly basis beginning no later than the first calendar quarter after the month in which the minimum offering requirement is met. Subject to the Board of Directors’ discretion and applicable legal restrictions, our Board of Directors intends to authorize and declare a quarterly distribution amount per share of our common stock. We will then calculate each stockholder’s specific distribution amount for the month using record and declaration dates, and your distributions will begin to accrue on the date we accept your subscription for shares of our common stock. From time to time, we may also pay interim distributions at the discretion of our board. Each year a statement on Internal Revenue Service Form 1099-DIV (or such successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, and/or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from this offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from this offering to fund distributions (which may reduce the amount of capital we ultimately invest in assets). There can be no assurance that we will be able to sustain distributions at any particular level.

From time to time and not less than quarterly, our Adviser will be required to review our accounts to determine whether distributions are appropriate. We shall distribute pro rata to our stockholders funds received by us which our Adviser deems unnecessary for us to retain.

To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, or be deemed to distribute, during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain in excess of capital loss for the calendar year and (3) any net ordinary income and net capital gain for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. We can offer no assurance that we will achieve results that will permit the payment of any distributions and, if we issue senior securities, we will be prohibited from paying distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

We have adopted an “opt in” distribution reinvestment plan for our common stockholders. As a result, if we make a distribution, then stockholders will receive distributions in cash unless they specifically “opt in” to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.

SALES OF UNREGISTERED SECURITIES

We sold 22,222 shares to BDCA Adviser, our sole stockholder, on July 8, 2010, at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. The proceeds will be used to fund organization and offering costs of the Company.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

For the Period July 8, 2010 to December 31, 2010
Balance sheet data:
Cash	$754
Deferred offering costs	1,175,806
Total assets	1,176,560
Due to affiliates	133,015
Accounts payable and accrued expenses	851,425
Total liabilities	984,439
Total equity	192,121
Net loss	7,879
Other data:
Cash used in operating activities	55
Cash flow provided by financing activities	809

As of the date hereof, we have had minimal operations, and we have not declared any distributions or issued any shares to public investors. We have sold 22,222 shares to BDCA Adviser for an aggregate purchase price of $200,000. These proceeds were used to fund organization and offering costs. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and related notes thereto, appearing elsewhere in this Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Part I, Item 1A “Risk Factors” and “Note about Forward-Looking Statements” appearing elsewhere herein.

OVERVIEW

We are a newly organized specialty finance company incorporated in Maryland in May 2010. We are managed by BDCA Adviser, LLC, a recently formed private investment firm that is registered as an investment adviser under the Adviser’s Act. Our Adviser has engaged Main Street to act as our Sub-Adviser and to assist our Adviser with identifying, evaluating, negotiating and structuring investments. Main Street will make investment recommendations for approval by our Adviser. Main Street is also registered as an investment adviser under the Adviser’s Act. We have entered into a fund administration servicing agreement and a fund accounting servicing agreement with US Bancorp Fund Services, LLC (the “Administrator”). Our Administrator provides services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for us to operate.

Our long-term investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. We anticipate that during our offering period we will invest largely in senior secured and second lien debt securities, issued by middle market companies in private placements and negotiated transactions that are traded in private over-the-counter markets for institutional investors, which we refer to as over-the-counter debt securities. We define middle market companies as those with annual revenues between $10 million and $1 billion. We expect that each investment will range between approximately $1 million and $25 million, although this investment size will vary proportionately with the size of our capital base. As we increase our capital base during our offering period, we will begin investing in, and ultimately intend to have a substantial portion of our assets invested in, customized direct loans to and equity securities of middle market companies. In most cases, companies to whom we provide customized financing solutions will be privately held at the time we invest in them.

As of December 31, 2010, we have not raised any proceeds from our initial public offering and have not made any investments.

Significant Accounting Estimates and Critical Accounting Policies

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our consolidated financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates include:

Valuation of Portfolio Investments

Investments for which market quotations are readily available will be valued at such market quotations.

For investments for which market quotations are not available or when such market quotations are deemed not to represent fair value, we will use a multi-step valuation process each quarter, as described below:

1.	Each portfolio company or investment will be valued by the Adviser, potentially with assistance from one or more independent valuation firms engaged by our Board of Directors;
2.	the independent valuation firm, if involved, will conduct independent appraisals and make an independent assessment of the value of each investment;
3.	the Audit Committee of the Company’s Board of Directors will review and discusses the preliminary valuation prepared by our Adviser and that of the independent valuation firm, if any; and
4.	the Board of Directors will discuss the valuations and determine the fair value of each investment in our portfolio in good faith based on the input of our Adviser, the independent valuation firm, if any, and the Audit Committee.

Investments will be valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the principal market and enterprise values, among other factors.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We will measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We will generate cash initially from the net proceeds of our ongoing continuous initial public offering and as our portfolio of investment builds, from cash flows from fees, interest and dividends earned from our investments as well as principal repayments and proceeds from sales of our investments.

Our principal demands for funds will be for portfolio investments, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, repurchases under our SRP, and for the payment of interest on our outstanding indebtedness. Generally, cash needs investment activities will be met through proceeds from the sale of common stock through our public offering. Items other than property acquisitions are expected to be met from a combination of the proceeds from the sale of common stock and cash flows from operations. Management expects that in the future, as our investment portfolio grows, our investments will generate sufficient cash flow to cover operating expenses and the payment of a quarterly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings, proceeds from the sale of properties and undistributed funds from operations.

In January 2011, we entered into an agreement to obtain a revolving line of credit in the amount of $10.0 million. The line of credit bears a variable interest rate based on the London Inter Bank Offered Rate plus 3.50%. The line will be available to us until January 2013 and permits us to periodically draw on the available funds to purchase securities or pay certain expenses. The line of credit agreement requires the us to pay a commitment fee of $100,000 at the time we first draw on the line of credit. Borrowings under the line of credit are secured by our assets including cash, securities, investments property, fixtures and equipment among other assets.

Contractual obligations

Investment Advisory Agreement and Sub-Advisory Agreement

Our investment activities are managed by BDCA Adviser, and supervised by our Board of Directors, a majority of whom are independent. Pursuant to our Investment Advisory Agreement, we will pay our Adviser a fee for its services consisting of two components — a management fee and an incentive fee. The Sub-Advisory Agreement between our Adviser and Main Street provides that Main Street will receive 50% of all fees payable to BDCA Adviser under the Investment Advisory Agreement. The management fee will be calculated at an annual rate of 2.0% of our average gross assets and will be payable quarterly in arrears.

The incentive fee will consist of three parts. The first part, which we refer to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding quarter. The payment of the subordinated incentive fee on income will be subject to payment of a preferred return to investors each quarter, expressed as a quarterly rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.00% annualized), subject to a “catch up” feature.

The second part of the incentive fee, referred to as the incentive fee on capital gains during operations, shall be an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to the liquidation of the Company and shall be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee shall equal 20.0% of our incentive fee capital gains, which shall equal our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

The third part of the incentive fee, referred to as the subordinated liquidation incentive fee, shall equal 20.0% of the net proceeds from the liquidation of the Company remaining after investors have received distributions of net proceeds from liquidation of the Company equal to adjusted capital as calculated immediately prior to liquidation. For purposes of this computation, a liquidation will include any merger of the Company with another entity or the acquisition of substantially all of our stock or assets in a single or series of related transactions. In accordance with the 1940 Act, in no event will the subordinated liquidation incentive fee plus the cumulative incentive fees on capital gains during operations paid by us exceed 20% of the cumulative realized capital gains of the Company (including capital gains realized upon any liquidation, including a merger or sale of substantially all of our stock or assets) over the life of the Company, computed net of all realized capital losses and unrealized capital depreciation.

Fund Administrative Servicing Agreement and Fund Accounting Servicing Agreement

We have entered into a fund administration servicing agreement and a fund accounting servicing agreement with our Administrator, US Bancorp Fund Services, LLC. Our Administrator will provide service such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for us to operate.

Pursuant to the fund administration servicing agreement, we are required to pay our Administrator six basis point on the first $300,000,000 that we raise in connection with our initial public offering and four basis points on the amount above $300,000,000 with a minimum annual fee of $45,000 per portfolio. We are also required to pay an annual $2,000 fee for support provided to our chief compliance officer and reimburse our Administrator for out of pocket expenses incurred on our behalf.

Pursuant to the fund accounting servicing agreement, we are required to pay our Administrator $30,000 on the first $100,000,000 that we raise in connection with our initial public offering, two basis points on the next $200,000,000 and one basis point on the balance. We are also reimburse our Administrator for out of pocket expenses incurred on our behalf.

OFF-BALANCE SHEET ARRANGEMENTS

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our business activities may contain elements of market risk. We consider our principal market risks to be fluctuations in interest rates and the inherent difficulty of determining the fair value of our investments that do not have a readily available market value. Managing these risks is essential to our business. Accordingly, we have systems and procedures designed to identify and analyze our risks, to establish appropriate policies and thresholds and to continually monitor these risks and thresholds by means of administrative and information technology systems and other policies and processes.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, especially to the extent that we hold variable rate investments, and to declines in the value of any fixed rate investments we hold. In addition to the extent we use variable rate debt financing, higher interest rates would increase interest expenses and lower rates would decrease interest expenses. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to maximize our earnings and lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. As of December 31, 2010, we did not hold any debt instruments that would subject us to interest rate risks.

Portfolio Valuation

We may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Significant Accounting Estimates and Critical Accounting Policies — Valuation of Portfolio Investments.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are annexed to this Annual Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2010 (the end of the period covered by this Annual Report on Form 10-K).

Management’s annual report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) and for the assessment of the effectiveness of internal control over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The rules of the SEC do not require, and this Annual Report does not include, an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in internal controls over financial reporting.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors consists of five members, a majority of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our independent directors. Members of our Board of Directors will be elected annually at our annual meeting of stockholders. We are prohibited from making loans or extending credit, directly or indirectly, to our directors or executive officers under section 402 of the Sarbanes-Oxley Act of 2002.

Directors

Information regarding our Board of Directors is set forth below. We have divided the directors into two groups — independent directors and interested directors.

Name	Age	Director Since	Expiration of Current Term
Interested Directors
Nicholas S. Schorsch	50	2010	2012 Annual Meeting
William M. Kahane	62	2010	2012 Annual Meeting
Independent Directors
Leslie D. Michelson	60	2011	2012 Annual Meeting
Edward G. Rendell	67	2011	2012 Annual Meeting
William G. Stanley	55	2011	2012 Annual Meeting

Set forth below are the biographies of each of our directors:

Nicholas S. Schorsch has served as the chairman of the board and chief executive officer of our company since its formation in May 2010. Mr. Schorsch has also served as chief executive officer of BDCA Adviser since its formation in June 2010. Mr. Schorsch has served as chairman of the board and chief executive officer of ARCT since its formation in August 2007 and chairman of the board and chief executive officer of ARCT’s advisor and property manager since their formation in August 2007. Since October 2009, Mr. Schorsch has also served as chairman of the board and chief executive officer of NYRR and chief executive officer of the property manager and advisor of NYRR. Mr. Schorsch has been the chairman and chief executive officer of ARC RCA, and chief executive officer of the ARC RCA’s advisor since their formation in July and May 2010, respectively. Mr. Schorsch has been the chairman and chief executive officer of ARC HT and chief executive officer of the ARC HT’s advisor and property manager since their formation in August 2010. Mr. Schorsch has been the chairman and chief executive officer of ARCT II and the chief executive officer of the advisor and property manager of ARCT II since their formation in September 2010. Mr. Schorsch has been the president and director of ARC-NIP since its formation in September 2010. Mr. Schorsch has been the chairman and chief executive officer of ARCT III and the chief executive officer of the advisor and property manager of ARCT III since their formation in October 2010. Mr. Schorsch has been the chairman and chief executive officer of ARCP since its formation in December 2010. From September 2006 to July 2007, Mr. Schorsch was chief executive officer of an affiliate, American Realty Capital, a real estate investment firm. Mr. Schorsch founded and formerly served as president, chief executive officer and vice-chairman of American Financial Realty Trust, or AFR, since its inception as a REIT in September 2002 until August 2006. AFR was a publicly traded REIT that invested exclusively in offices, operation centers, bank branches, and other operating real estate assets net leased to tenants in the financial service industry such as banks and insurance companies. From 1995 to September 2002, Mr. Schorsch served as chief executive officer and president of American Financial Resource Group, or AFRG, AFR’s predecessor, a private equity firm founded for the purpose of acquiring operating companies and other assets in a number of industries. Through AFR and it predecessor corporation, AFRG, Mr. Schorsch has executed in excess of 1,000 acquisitions, both in acquiring businesses and real estate property with transactional value of approximately $5 billion. In 2003, Mr. Schorsch received an Entrepreneur of the Year award from Ernst & Young. In 1998, Mr. Schorsch was engaged in operating Arlington Cemetery and several other AFRG highly specialized enterprises when he learned that First Union Corporation was divesting 105 bank branches. He offered to buy the entire portfolio and approximately one month later Mr. Schorsch had closed on all 105 branches. Prior to this transaction, it was very unusual to buy a portfolio of this magnitude without first “cherry-picking” the best locations. Prior to AFRG, Mr. Schorsch served as president of a non-ferrous metal product manufacturing business, Thermal Reduction. He successfully built the business through mergers and acquisitions and ultimately sold his interests to Corpro (NYSE) in 1994. From approximately 1990 until the sale of his interests in Thermal Reduction, Mr. Schorsch was involved in purchasing and leasing several commercial real estate properties in connection with the growth of the company’s business. Mr. Schorsch attended Drexel University.

Mr. Schorsch was selected and is qualified to serve as a director on our Board due to the fact that he has more than twenty years of experience in investment banking, investment analysis and general management, including his past service as chief executive officer of AFR and Thermal Reduction.

William M. Kahane has served as president and a director of our company since its formation in May 2010. Mr. Kahane has also served as president and chief operating officer of BDCA Adviser since its formation in June 2010. He has been active in the structuring and financial management of commercial real estate investments for over 25 years. Mr. Kahane has served as a director and president, chief operating officer and treasurer of ARCT since its formation in August 2007 and as president, chief operating officer and treasurer of ARCT’s advisor and property manager since their formation in August 2007. Since October 2009, Mr. Kahane has also served as the president, treasurer and director of NYRR and president, chief operating officer and treasurer of both the property manager and advisor of NYRR. Mr. Kahane has been the director of PEARC since its formation in October 2009. Mr. Kahane has been the chief operating officer of ARC-NIP since its formation in September 2010. Mr. Kahane has been a director and the president and chief operating officer of ARC RCA since its formation in July 2010. Mr. Kahane has been the president and chief operating officer of ARC RCA’s advisor since its formation in May 2010. Mr. Kahane has been a director and the president and treasurer of ARC HT since its formation in August 2010. Mr. Kahane has been the president and chief operating officer of ARC HT’s advisor and property manager since their formation in August 2010. Mr. Kahane has been a director and the president and treasurer of ARCT II since its formation in September 2010. Mr. Kahane has been the president and treasurer of the advisor and property manager for ARCT III since their formation in October 2010. Mr. Kahane has been the president, chief operating officer and a director of ARCP since its formation in December 2010. Mr. Kahane began his career as a real estate lawyer practicing in the public and private sectors from 1974 – 1979. From 1981 – 1992, Mr. Kahane worked at Morgan Stanley & Co., specializing in real estate, becoming a managing director in 1989. In 1992, Mr. Kahane left Morgan Stanley to establish a real estate advisory and asset sales business known as Milestone Partners which continues to operate and of which Mr. Kahane is currently the Chairman. Mr. Kahane worked very closely with Mr. Schorsch while a trustee at AFR from 2003 to August 2006, during which time Mr. Kahane served as chairman of the finance committee of the board of trustees. Mr. Kahane has been a managing director of GF Capital Management & Advisors LLC, a New York-based merchant banking firm, where he directs the firm’s real estate investments since 2001. GF Capital offers comprehensive wealth management services through its subsidiary TAG Associates LLC, a leading multi-client family office and portfolio management services company with approximately $5 billion of assets under management. From 1997, to 2005, Mr. Kahane also was on the board of directors of Catellus Development Corp., an NYSE growth-oriented real estate development company, where he served as chairman. Since 2008, Mr. Kahane has served as a member of the Investment Committee of Aetos Capital Asia III Advisors LLC, an investment fund managed by Aetos Capital which is focused on investments in real estate and related assets primarily in Japan and China. Mr. Kahane received a B.A. from Occidental College, a J.D. from the University of California, Los Angeles Law School and an M.B.A. from Stanford University’s Graduate School of Business where he was a Mason Smith Fellow and received a Japan Foundation Grant. Mr. Kahane serves as a trustee of Occidental College and is a member of the Board of Trustees of Temple Emanu-El in New York City.

We believe that Mr. Kahane’s prior experience as chairman of the boards of Catellus Development Corp., AFR, ARCT, NYRR and PEARC and his significant investment banking experience in real estate make him well qualified to serve as a member of our Board of Directors.

Leslie D. Michelson was appointed as an independent director of our company on January 7, 2011. Mr. Michelson has also served as an independent director of ARCT since January 2008 and ARC NYRR since October 2009. Mr. Michelson is a member of the audit committee of the boards of directors of ARCT and NYRR. Mr. Michelson has served as the chairman and chief executive officer of Private Health Management, a retainer-based primary care medical practice management company since April 2007. Mr. Michelson served as vice chairman and chief executive officer of the Prostate Cancer Foundation, the world’s largest private source of prostate cancer research funding, from April 2002 until December 2006 and currently serves on its board of directors. Mr. Michelson served on the board of directors of Catellus Development Corp., a NYSE listed national mixed-use and retail developer from 1997 until 2004 when the company was sold to ProLogis. From March 2000 to August 2001, he served as chief executive officer and as a director of Acurian, Inc., an Internet company that accelerates clinical trials for new prescription drugs. From 1999 to March 2000, Mr. Michelson served as an adviser of Saybrook Capital, LLC, an investment bank specializing in the real estate and health care industries. Mr. Michelson was a director of Nastech Pharmaceutical Company Inc., a NASDAQ-traded biotechnology company focused on innovative drug delivery technology, from June 2004 to 2008, of Highlands Acquisition Company, a AMEX-traded special purpose acquisition company, from May 2007 to 2009, and of G&L Realty Corp., a NYSE-traded medical office building REIT from 1995 to 2001. Mr. Michelson is currently a director of Landmark Imaging, a privately held diagnostic imaging and treatment company and of Private Health Management, a retainer-based primary care medical practice management company. Also since June 2004 and through the present, he has been and is a director and vice chairman of ALS-TDI, a philanthropy dedicated to curing Amyotrophic Lateral Sclerosis (ALS), commonly known as Lou Gehrig’s disease. Mr. Michelson received his B.A. from The Johns Hopkins University in 1973 and a J.D. from Yale Law School in 1976.

Mr. Michelson was selected to serve as a director on our Board due to his greater than twenty years of senior management experiences at various corporations and from his service on the board of directors of other public companies in the past.

Governor Edward G. Rendell was appointed as an independent director of our company in January 2011. Governor Rendell served as the 45th Governor of the Commonwealth of Pennsylvania from January 2003 through January 2011. As the Governor of the Commonwealth of Pennsylvania, he served as the chief executive of the nation’s 6th most populous state and oversaw a budget of $28.3 billion. He also served as the Mayor of Philadelphia from January 1992 through January 2000. As the Mayor of Philadelphia, he eliminated a $250 million deficit, balanced the city’s budget and generated five consecutive budget surpluses. He was also the General Chairperson of the National Democratic Committee from November 1999 through February 2001. Governor Rendell served as the District Attorney of Philadelphia from January 1978 through January 1986. In 1986 he was a candidate for governor of the Commonwealth of Pennsylvania. In 1987, he was a candidate for the mayor of Philadelphia. From 1988 through 1991, Governor Rendell was an attorney at the law firm of Mesirov, Gelman and Jaffe. From 2000 through 2002, Governor Rendell was an attorney at the law firm of Ballard Sphar. Governor Rendell worked on several real estate transactions as an attorney in private practice. An Army veteran, Governor Rendell holds a B.A. from the University of Pennsylvania and a J.D. from Villanova Law School.

We believe that Governor Rendell’s over thirty years of legal, political and management experience gained from serving in his capacities as the Governor of Pennsylvania and as the Mayor and District Attorney of Philadelphia make him well qualified to serve as a member of our Board of Directors.

William G. Stanley was appointed as an independent director of our company on January 7, 2011. He has been an independent director of ARCT since January 2008 and an independent director of NYRR since October 2009. Mr. Stanley is a member of the audit committee of the boards of directors of ARCT and NYRR. Mr. Stanley is the founder and managing member of Stanley Laman Securities, LLC (SLS), a FINRA member broker-dealer, since 2004, and the founder and president of The Stanley-Laman Group, Ltd (SLG), a registered investment advisor for high net worth clients since 1997. SLG has built a multi-member staff which critically and extensively studies the research of the world’s leading economists and technical analysts to support its tactical approach to portfolio management. Over its history, SLG and SLS have assembled an array of intellectual property in the investment, estate, tax and business planning arena. Mr. Stanley has earned designations as a Chartered Financial Consultant, Chartered Life Underwriter, and received his Master of Science in Financial Services from the American College in 1997. Mr. Stanley holds FINRA Series 7, 63 and 24 licenses.

Mr. Stanley was selected to serve as a director on our Board due to his significant background in the finance and investment management industry and from his service on the board of directors of other public companies in the past.

Information About the Board of Directors and its Committees

The Board of Directors ultimately is responsible for the management and control of our business and operations. We have no employees and have retained BDCA Adviser to manage our day-to-day operations. BDCA Adviser is indirectly wholly owned and controlled by Nicholas S. Schorsch, our Chairman and Chief Executive Officer, and William M. Kahane, our President and Director.

The Board of Directors took action by unanimous written consent five times during the fiscal year ended December 31, 2010. The Board did not hold any meetings during the fiscal year ended December 31, 2010.

The Company does not have a formal policy regarding director attendance at an annual meeting of stockholders.

Leadership Structure of the Board of Directors

Nicholas S. Schorsch serves as both our Chairman of the Board and our Chief Executive Officer. As Chief Executive Officer, Mr. Schorsch is responsible for the daily operations of the Company and implementing the Company’s business strategy. The Board of Directors believes that because the Chief Executive Officer is ultimately responsible for ensuring the successful operation of the Company and its business, which is also the main focus of the Board’s deliberations, the Chief Executive Officer is the most qualified director to act as Chairman. The Board of Directors may modify this structure to best address the Company’s circumstances for the benefit of its stockholders when appropriate.

William G. Stanley has been designated to serve as the lead director for all meetings of the independent directors held in executive session.

Oversight of Risk Management

The Board of Directors and its committees have an active role in overseeing the management of risks applicable to the Company. The entire Board is actively involved in overseeing risk management for the Company. The Audit Committee oversees management of accounting, financial, legal and regulatory risks. The Nominating and Corporate Governance Committee manages risks associated with independence of the members of the Board. The Compensation Committee is responsible for the periodic reviews of the performance of our Advisers.

Audit Committee

Our Audit Committee is composed entirely of independent directors. The Audit Committee is responsible for approving our independent accountants, reviewing with our independent accountants the plans and results of the audit engagement, approving professional services provided by our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. The Audit Committee is also responsible for aiding our Board of Directors in fair value pricing of debt and equity securities that are not publicly traded or for which current market values are not readily available. The Board of Directors and Audit Committee may utilize the services of a nationally recognized independent valuation firm to help them determine the fair value of these securities.

The members of our Audit Committee are Messrs. Michelson (Chairman) and Stanley. Our Board of Directors has determined that Mr. Michelson is qualified as an Audit Committee Financial Expert as defined in Item 407(d)(5) of Regulation S-K and the rules and regulations of the SEC.

Compensation Committee

Each member of the Compensation Committee is be independent for purposes of the 1940 Act. The Compensation Committee operates pursuant to a written charter and conducts periodic reviews of our Investment Advisory Agreement and our Sub-Advisory Agreement. The committee considers in such periodic reviews, among other things, whether the performance of our Advisers are reasonable in relation to the nature and quality of services performed, and whether the provisions of the Investment Advisory and Sub-Advisory Agreements are being satisfactorily performed. The members of our Compensation Committee are Messrs. Michelson (Chairman) and Stanley and Governor Rendell.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is composed entirely of independent directors. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the board or a committee of the board, developing and recommending to the board a set of corporate governance principles and overseeing the evaluation of the board and our management. Our Nominating and Corporate Governance Committee will consider stockholders’ proposed nominations for director. The members of our Nominating and Corporate Governance Committee are Messrs. Michelson and Stanley (Chairman) and Governor Rendell.

The Nominating and Corporate Governance Committee and Board of Directors believe that diversity is an important attribute of the members who comprise our Board of Directors and that the members should represent an array of backgrounds and experiences. In making its determinations, the Nominating and Corporate Governance Committee reviews the appropriate experience, skills and characteristics required of directors in the context of our business. This review includes, in the context of the perceived needs of the Board at that time, issues of knowledge, experience, judgment and skills relating to the understanding of the real estate industry, accounting or financial expertise. This review also includes the candidate’s ability to attend regular Board meetings and to devote a sufficient amount of time and effort in preparation for such meetings. The Nominating and Corporate Governance Committee also gives consideration to the Board having a diverse and appropriate mix of backgrounds and skills, the requirements in our Charter and each nominee’s ability to exercise independence of thought, objective perspective and mature judgment and understand our business operations and objectives.

Communications between Stockholders and Board of Directors

The Board of Directors welcomes communications from the Company’s stockholders. Stockholders may send communications to the Board of Directors, or to any particular director, to the following address: c/o Business Development Corporation of America, 405 Park Avenue, 15th Floor, New York, New York 10022. Stockholders should indicate clearly the Director or Directors to whom the communication is being sent so that each communication may be forwarded directly to the appropriate Director(s).

Code of Ethics

The Company has adopted a code of ethics which applies to its officers and directors. The Company’s code of ethics is filed as Exhibit 14.1 to this Annual Report. The Company intends to disclose any amendments to or waivers of required provisions of the code of ethics on Form 8-K.

Executive Officers

The following persons serve as our executive officers in the following capacities:

Name	Age	Position(s) Held with the Company	Executive Officer Since
Nicholas S. Schorsch	50	Chief Executive Officer	2010
William M. Kahane	62	President	2010
Brian S. Block	39	Chief Financial Officer and Treasurer	2010
Peter M. Budko	50	Chief Investment Officer and Chief Operating Officer	2010

The address for each director and executive officer of the Company is c/o Business Development Corporation of America, 405 Park Avenue, 15th Floor, New York, NY 10022.

The biographies of Messrs. Schorsch and Kahane are set forth under the heading “Directors” on page 41 of this Annual Report. The biographies of Messrs. Block and Budko are set forth below.

Brian S. Block has served as executive vice president and chief financial officer of our company since its formation in May 2010. Mr. Block has also served as chief financial officer of BDCA Adviser since its formation in June 2010. Mr. Block has served as executive vice president and chief financial officer of ARCT since its formation in August 2007 and as executive vice president and chief financial officer of ARCT’s advisor and property manager since their formation in August 2007. Since October 2009, Mr. Block has also served as executive vice president and chief financial officer of NYRR and of both the property manager and advisor of NYRR. Mr. Block has served as executive vice president and chief financial officer of ARC RCA since its formation in July 2010. Mr. Block has served as executive vice president and chief financial officer of ARC RCA’s advisor since its formation in May 2010. Mr. Block has served as executive vice president and chief financial officer of ARC HT since its formation in August 2010. He has served as executive vice president and chief financial officer of ARC HT’s advisor and property manager since their formation in August 2010. Mr. Block has served as executive vice president and chief financial officer of ARCT II since its formation in September 2010. He has served as executive vice president and and chief financial officer of the advisor and property manager for ARCT II since their formation in September 2010. Mr. Block has served as executive vice president and chief financial officer of ARCT III since its formation in October 2010. Mr. Block has served as executive vice president and and chief financial officer of the advisor and property manager for ARCT III since their formation in October 2010. Mr. Block has been the executive vice president and chief operating officer of ARC-NIP since its formation in September 2010. Mr. Block has been the executive vice president and chief financial officer of ARCP since its formation in December 2010. He has extensive experience in SEC reporting requirements as well as REIT tax compliance matters. Mr. Block began his career in public accounting at Ernst & Young and Arthur Andersen from 1994 to 2000. Subsequently, Mr. Block was the chief financial officer of a venture capital-backed technology company for several years prior to joining AFR in 2002. While at AFR, Mr. Block served as chief accounting officer from 2003 to August 2007 and oversaw the financial, administrative and reporting functions of the organization. He is a certified public accountant and is a member of the AICPA and PICPA. Mr. Block serves on the REIT Committee and Financial Standards Sub-Committee of the Investment Program Association. Mr. Block received a B.S. from Albright College and an M.B.A. from La Salle University.

Peter M. Budko has served as chief investment officer and chief operating officer of our company since its formation in May 2010. Mr. Budko has also served as chief investment officer of BDCA Adviser since its formation in June 2010. Mr. Budko has served as executive vice president and chief investment officer of ARCT since its formation in August 2007 and as executive vice president and chief investment officer of ARCT’s advisor and property manager since their formation in August 2007. Since October 2009, Mr. Budko has also served as Executive Vice President & Chief Operating Officer of Recovery REIT and Executive Vice President of both the property manager and advisor of Recovery REIT. Mr. Budko has served as executive vice president and chief investment officer of ARC RCA since its formation in July 2010. Mr. Budko has served as executive vice president and chief investment officer of ARC RCA’s advisor since its formation in May 2010. Mr. Budko has served as executive vice president and chief investment officer of ARC HT since its formation in August 2010. Mr. Budko has served as executive vice president and chief investment officer of ARC HT’s advisor and property manager since their formation in August 2010. Mr. Budko has served as executive vice president and the chief investment officer of Business Development Corporation since its formation in May 2010. Mr. Budko has served as executive vice president and chief investment officer of ARCT II since its formation in September 2010. Mr. Budko has served as executive vice president and and chief investment officer of the advisor and property manager for ARCT II since their formation in September 2010. Mr. Budko has served as executive vice president and chief investment officer of ARCT III since its formation in October 2010. Mr. Budko has served as executive vice president and and chief investment officer of the advisor and property manager for ARCT III since their formation in October 2010. Mr. Budko has been the executive president and chief investment officer of ARCP since its formation in December 2010. From January 2007 to July 2007, Mr. Budko was Chief Operating Officer of an affiliated

American Realty Capital real estate investment firm. Mr. Budko founded and formerly served as Managing Director and Group Head of the Structured Asset Finance Group, a division of Wachovia Capital Markets, LLC from 1997 – January 2006. The Structured Asset Finance Group structures and invests in real estate that is net leased to corporate tenants. While at Wachovia, Mr. Budko acquired over $5 billion of net leased real estate assets. From 1987 – 1997, Mr. Budko worked in the Corporate Real Estate Finance Group at NationsBank Capital Market (predecessor to Bank of America Securities), becoming head of the group in 1990. Mr. Budko received a B.A. in physics from the University of North Carolina.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the Securities and Exchange Commission and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

Prior to meeting our minimum offering requirement, our directors are not entitled to compensation. Subsequent to meeting our minimum offering requirement, independent directors will receive an annual fee of $20,000 plus reimbursement of any reasonable out-of pocket expenses incurred in connection with their service on the Board. In addition, the chairman of the Audit Committee will receive an annual fee of $5,000 and the chairman of each of the Nominating and Corporate Governance Committee and the Compensation Committee will receive an annual fee of $2,500 for their additional services, if any, in these capacities. In addition, we purchase directors’ and officers’ liability insurance on behalf of our directors and officers.

Compensation of Executive Officers

None of our executive officers will receive direct compensation from us. We do not currently have any employees and do not expect to have any employees in the foreseeable future. The services necessary for the operation of our business are provided to us by our officers and the employees of our Adviser and administrator pursuant to the terms of the Investment Advisory Agreement and the servicing agreements with our Administrator.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, BDCA Adviser is our sole stockholder and is the beneficial 22,222 shares of common stock. None of our officers or directors are beneficial owners of shares of our capital stock. In addition, there are no shares of common stock authorized for issuance under any equity compensation plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Audit Committee of the Board of Directors is required to review and approve all related- party transactions (as defined in Item 404 of Regulation S-K). Any transaction with an affiliate must be on terms no less favorable than could be obtained from an unaffiliated third party.

Affiliated Adviser

We have entered into an Investment Advisory Agreement with our Adviser, which is wholly owned by American Realty Capital II Advisors, LLC, which is indirectly majority-owned by Mr. Schorsch our chairman, and chief executive officer and Mr. Kahane, our president and a member of our Board of Directors. Our chief financial officer and chief compliance officer and the other investment professionals may also serve as principals of other investment managers affiliated with our Adviser or AR Capital that may in the future manage investment funds with investment objectives similar to ours.

BDCA Adviser, pursuant to a private placement, contributed an aggregate of $200,000 to purchase 22,222 shares of common stock at $9.00 per share, which represents the public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. Because no sales commission or dealer manager fees will be paid on the gross offering proceeds from the private placement, the per share net offering proceeds received by us from the private placement are equal to the per share net offering proceeds that we will receive from this offering.

Affiliated Dealer Manager

We have engaged Realty Capital Securities LLC, an affiliate of American Realty Capital II Advisors, LLC, as our dealer manager and will pay fees to such entity pursuant to the dealer management agreement. Under the terms of the dealer manager agreement, Realty Capital Securities, LLC is expected to act as our exclusive dealer manager until the end of our initial public offering or until the dealer manager agreement is terminated by us or them.

Credit Facility with Main Street

We have entered into a loan agreement with Main Street Capital Corporation, our Sub-Adviser, for a $10,000,000 senior secured revolving credit facility. The credit facility matures on January 14, 2013, unless earlier accelerated upon an event of default. Borrowings under the credit facility bear interest at a floating rate of LIBOR plus 3.50% per annum, payable in cash, on the outstanding principal balance. Borrowings under the new credit facility are secured by all of the Company’s assets (owned currently or subsequently acquired), all of the assets of any subsidiary of the Company and a pledge of equity ownership interests of all current and future subsidiaries.

We expect to use the proceeds of the credit facility to fund investments in portfolio companies and to pay certain fees and expenses related to the loan agreement. The loan agreement contains affirmative and negative covenants usual and customary for leveraged financings, including covenants to provide information to Main Street on a regular basis, preserve our corporate existence, comply with applicable laws, including the 1940 Act, pay our obligations when they become due, and invest the proceeds of this offering in accordance with the strategies and procedures described in this Annual Report. The loan agreement contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the borrower; (iii) a material adverse change in our business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods.

Director Independence

Please see the discussion under Part III, Item 10 “Directors, Executive Officers and Corporate Governance”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountants for audit services were $31,000 for the period from May 5, 2010 (date of inception) to December 31, 2010. There were not billings prior to the date of inception of the company.

Audit Related fees

As of December 31, 2010, there have been no audit related fees billed by our principal accountants.

Tax Fees

As of December 31, 2010, there have been no tax fees billed by our principal accountants.

All Other Fees

As of December 31, 2010, there have been no other fees billed by our principal accountants.

Pre-Approval Policies and Procedures

In considering the nature of the services provided by Grant Thornton, LLP, our independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with Grant Thornton, LLP and the Company’s management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the related requirements of the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

All services rendered by Grant Thornton, LLP were pre-approved by the Audit Committee. The services provided by Grant Thornton, LLP to the Company for the period from May 5, 2010 to December 31, 2010 were 100% audit services.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Maryland Corporation in the Developmental Stage)

INDEX TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Business Development Corporation of America

We have audited the accompanying balance sheet of Business Development Corporation of America (a Maryland Corporation in the Developmental Stage) (the “Company”) as of December 31, 2010 and the related statement of operations, stockholders’ equity and cash flows for the period from May 5, 2010 (date of inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Business Development Corporation of America. (a Maryland Corporation in the Developmental Stage) as of December 31, 2010 and the results of its operations and its cash flows for the period from May 5, 2010 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 30, 2011

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Maryland Corporation in the Developmental Stage)

BALANCE SHEET

December 31, 2010
ASSETS
Cash	$754
Deferred offering costs	1,175,806
Total assets	$1,176,560
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$984,439
Total liabilities	984,439
Stockholders’ equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 22,222 shares issued and outstanding	22
Additional paid-in capital	199,978
Accumulated deficit during the developmental stage	(7,879)
Total stockholders’ equity	192,121
Total liabilities and stockholders’ equity	$1,176,560

The accompanying notes are an integral part of this statement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Maryland Corporation in the Developmental Stage)

STATEMENT OF OPERATIONS
For the Period from May 5, 2010 (date of inception) to December 31, 2010

Revenues	$—
Expenses:
Organization	7,824
General and administrative	55
Total expenses	7,879
Net loss	$(7,879)

The accompanying notes are an integral part of this statement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Maryland Corporation in the Developmental Stage)

STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period from May 5, 2010 (date of inception) to December 31, 2010

	Common stock		Additional Paid-in Capital	Accumulated Deficit During the Developmental Stage	Total
	Shares	Amount
Balance, May 5, 2010	—	$—	$—	$—	$—
Issuance of common stock	22,222	22	199,978	—	200,000
Net loss	—	—	—	(7,879)	(7,879)
Balance, December 31, 2010	22,222	$22	$199,978	$(7,879)	$192,121

The accompanying notes are an integral part of this statement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Maryland Corporation in the Developmental Stage)

STATEMENT OF CASH FLOWS
For the Period from May 5, 2010 (date of inception) to December 31, 2010

Cash flows from operating activities:
Net loss	$(7,879)
Adjustments to reconcile net loss to net cash used in operating activities, net of deferred offering costs:
Changes in assets and liabilities:
Accounts payable and accrued expenses	7,824
Net cash used in operating activities	(55)
Cash flows from financing activities:
Proceeds from issuance of common stock	200,000
Payments of deferred offering costs	(199,191)
Net cash provided by financing activities	809
Net change in cash	754
Cash, beginning of period	—
Cash, end of period	$754

The accompanying notes are an integral part of this statement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Maryland Corporation in the Developmental Stage)

NOTES TO FINANCIAL STATEMENTS
December 31, 2010

Note 1 — Organization and Proposed Business Operations

Business Development Corporation of America (“the Company”), incorporated in Maryland on May 5, 2010, is a newly organized specialty finance company. The Company intends to offer for sale a maximum of 150,000,000 shares of common stock at an initial price of $10.00 per share, on a “best efforts” basis pursuant to a registration statement on Form N-2 filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1940, as amended (the “Offering”). The Offering was declared effective by the SEC on January 25, 2011.

The Company was formed to make debt and equity investments in middle market companies. The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”), under the Investment Company Act of 1940 (the “1940 Act”). The Company will therefore, be required to comply with certain regulatory requirements as promulgated under the 1940 Act. The Company intends to elect to be treated for U.S. federal income tax purposes, and to qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the taxable year ending December 31, 2011. The Company is sponsored by American Realty Capital II, LLC (the “Sponsor”) and managed by BDCA Adviser, LLC (“the Adviser”) a wholly owned entity of the Sponsor. The Adviser was formed in Delaware as a private investment management firm and is registered as an investment adviser under the Investment Advisers Act of 1940, or the Advisers Act. The Company’s Adviser oversee the management of its activities and is responsible for making investment decisions for its portfolio.

The Company sold 22,222 shares to the Adviser on July 8, 2010, at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

Development Stage Company

The Company complies with the reporting requirements of development stage enterprises. The Company has incurred organizational, accounting and offering costs in connection with the Offering. The offering and other organization costs, which are primarily being advanced by the Adviser, are not expected to be paid before the commencement of the Offering and will be paid or reimbursed by the Company from proceeds of the Offering. It is the Company’s plan to complete the Offering; however, there can be no assurance that the Company’s plans to raise capital will be successful.

Organization Costs

Organization costs include, among other expenses, the cost of incorporation including the cost of legal services pertaining to the organization and incorporation of the business and incorporation fees. These costs are expensed as incurred. As of December 31, 2010, the Company has incurred organization costs of $7,824.

Deferred Offering Costs

The Company has incurred certain expenses in connection with registering to sell shares of its common stock in connection with the Offering. These costs principally relate to professional and filing fees. As of December 31, 2010, such costs totaled $1,175,806, and are included in deferred offering costs in the accompanying balance sheet. Simultaneous with selling common shares, the deferred offering costs will be recorded in stockholders’ equity upon the commencement of the Offering or to expense if the Offering is not completed.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Maryland Corporation in the Developmental Stage)

NOTES TO FINANCIAL STATEMENTS
December 31, 2010

Note 2 — Summary of Significant Accounting Policies  – (continued)

Income Taxes

The Company intends to elect to be treated for federal income tax purposes, and intends to qualify thereafter, as a RIC under Subchapter M of the Code. Generally, a RIC is exempt from federal income taxes if it distributes at least 90% of “Investment Company Taxable Income,” as defined in the Code, each year. Dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. The Company intends to distribute sufficient dividends to maintain its RIC status each year. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income, 98.2% of realized net short-term capital gains in excess of realized net long-term capital losses, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. The Company will generally endeavor each year to avoid any federal excise taxes.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Valuation of Portfolio Investments

Investments for which market quotations are readily available will be valued at such market quotations.

For investments for which market quotations are not available or when such market quotations are deemed not to represent fair value, the Company will use a multi-step valuation process each quarter, as described below:

1.	Each portfolio company or investment will be valued by the Adviser, potentially with assistance from one or more independent valuation firms engaged by the Company’s board of directors;
2.	The independent valuation firm, if involved, will conduct independent appraisals and make an independent assessment of the value of each investment;
3.	The audit committee of the Company’s board of directors will review and discusses the preliminary valuation prepared by the Company’s Adviser and that of the independent valuation firm, if any; and
4.	The board of directors will discuss the valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the Company’s Adviser, the independent valuation firm, if any, and the audit committee.

Investments will be valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present value amount (discounted) calculated based on an appropriate discount rate. The measurement is based on the net present value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in fair value pricing its investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Maryland Corporation in the Developmental Stage)

NOTES TO FINANCIAL STATEMENTS
December 31, 2010

Note 2 — Summary of Significant Accounting Policies  – (continued)

payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, the principal market and enterprise values, among other factors.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company will measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Note 3 — Related Party Transactions and Arrangements

The Company’s Adviser and its affiliates will receive compensation and reimbursement for services relating to this Offering and the investment and management of its assets. All of the Company’s outstanding common stock is owned by the Adviser.

As of December 31, 2010, the Company had a payable to affiliates of $471,704 for offering costs paid on behalf of the Company.

Note 4 — Subsequent Events

In January 2011, the Company entered into an agreement to obtain a revolving line of credit in the amount of $10.0 million. The line of credit bears a variable interest rate based on the London Inter Bank Offered Rate plus 3.50%. The line will be available to the Company until January 2013 and permits the Company to periodically draw on the available funds to purchase securities or pay certain expenses. The line of credit agreement requires the Company to pay a commitment fee of $100,000 at the time the Company first draws funds on the facility. Borrowings under the line of credit are secured by the assets of the Company including cash, securities, investments property, fixtures and equipment among other assets.

The Company has evaluated subsequent events through the date which these financial statements have been issued and filed with the SEC and have determined that there have not been any events that have occurred that would require adjustments to the disclosures in the accompanying financial statements.

Exhibits

EXHIBIT INDEX

Exhibit	Description
3.1	Articles of Incorporation(1)
3.2	Form of Articles of Amendment and Restatement(2)
3.3	Bylaws(2)
4.1	Form of Subscription Agreement (included in the Prospectus as Appendix A)(4)
4.2	Distribution Reinvestment Plan(2)
10.1	Investment Advisory and Management Services Agreement dated October 28, 2010 by and between the Registration and BDCA Advisers, LLC(2)
10.2	Amended and Restated Sub-Advisory Agreement dated January 13, 2011 by and between BDCA Adviser, LLC and Main Street Capital Corporation(3)
10.3	Form of Dealer Manager Agreement by and between the Registrant, BDCA Adviser, LLC and Realty Capital Securities, LLC(4)
10.4	Form of Soliciting Dealer Agreement(4)
10.5	Form of Custodian Agreement by and between the Registrant and Amegy Bank, N.A.(3)
10.6	Form of Subscription Escrow Agreement(4)
10.7	Loan and Security Agreement dated January 14, 2011 by and between the Registrant and Main Street Capital Corporation(3)
10.8	Revolving Promissory Note(3)
10.9	Fund Administration Servicing Agreement, dated as of March 18, 2011, by and between the Registrant and US Bancorp Fund Services, LLC*
10.10	Fund Accounting Servicing Agreement, dated as of March 18, 2011, by and between the Registrant and US Bancorp Fund Services, LLC*
14.1	Code of Ethics*
23.1	Consent of Grant Thornton LLP*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form N-2 filed with the SEC on May 7, 2010.
(2)	Incorporated by reference to Amendment No. 1 to Registrant’s Registration Statement on Form N-2 filed with the SEC on November 24, 2010.
(3)	Incorporated by reference to Amendment No. 2 to Registrant’s Registration Statement on Form N-2 filed with the SEC on January 14, 2011.
(4)	Incorporated by reference to Amendment No. 3 to Registrant’s Registration Statement on Form N-2 filed with the SEC on January 24, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March 2011.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
By: /s/ Nicholas S. Schorsch Name: Nicholas S. Schorsch Title: Chief Executive Officer

* * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nicholas S. Schorsch Nicholas S. Schorsch	Chairman and Chief Executive Officer (Principal Executive Officer)	March 30, 2011
/s/ Brian S. Block Brian S. Block	Executive Vice President and Chief Financial Officer (Principal Accounting Financial Officer)	March 30, 2011
/s/ William M. Kahane William M. Kahane	President and Director	March 30, 2011
/s/ Edward G. Rendell Edward G. Rendell	Director	March 29, 2011
/s/ Leslie D. Michelson Leslie D. Michelson	Director	March 30, 2011
/s/ William G. Stanley William G. Stanley	Director	March 28, 2011