Form 10-Q
period 2011-03-31
Business Development Corp of America
filed 2011-05-12
CIK 1490927

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 001-33376
________________

Business Development Corporation of America
(Exact name of Registrant as specified in its charter)
________________

Maryland	27-2614444
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

405 Park Avenue, 15th Floor
New York, NY 10022
 (Address of principal executive offices)

(212) 415-6500
(Registrant’s telephone number, including area code)

Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes  ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The number of shares of the Registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2011 was 22,222.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	1
	Statements of Operations for the three months ended March 31, 2011 and for the period from May 5, 2010 (date of inception) to March 31, 2011 (Unaudited)	2
	Statement of Stockholders’ Equity for the period from May 5, 2010 (date of inception) to March 31, 2011 (Unaudited)	3
	Statements of Cash Flows for the three months ended March 31, 2011 and for period from May 5, 2010 (date of inception) to March 31, 2011 (Unaudited)	4
	Notes to Financial Statements as of March 31, 2011 (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults upon Senior Securities	14

Item 4.	Reserved	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

PART I – Financial Information
Item 1. Financial Statements

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Maryland Corporation in the Developmental Stage)

BALANCE SHEETS

	March 31, 2011	December 31,
	(Unaudited)	2010
ASSETS

Cash	$118	$754
Prepaid expenses and other assets	41,167	—
Deferred financing costs	87,500	—
Deferred offering costs	1,926,193	1,175,806
Total assets	$2,054,978	$1,176,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$1,925,570	$984,439

Preferred stock, $0.001 par value, 50,000,000 and none authorized at March 31, 2011 and December 31, 2010 respectively, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 and 100,000,000 shares authorized at March 31, 2011 and December 31, 2010, respectively, 22,222 shares issued and outstanding	22	22
Additional paid-in capital	199,978	199,978
Accumulated deficit during the developmental stage	(70,592)	(7,879)
Total stockholders’ equity	129,408	192,121
Total liabilities and stockholders’ equity	$2,054,978	$1,176,560

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Maryland Corporation in the Developmental Stage)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2011	For the Period from May 5, 2010 (date of inception) to March 31, 2011

Revenues	$—	$—
Expenses:
General and administrative	50,213	58,092
Total operating expenses	50,213	58,092
Operating loss	(50,213)	(58,092)
Interest expense	12,500	12,500
Net loss	$(62,713)	$(70,592)

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Maryland Corporation in the Developmental Stage)

STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total
Balance, May 5, 2010 (date of inception)	—	$—	$—	$—	$—
Issuance of common stock	22,222	22	199,978	—	200,000
Net loss	—	—	—	(7,879)	(7,879)
Balance, December 31, 2010	22,222	22	199,978	(7,879)	192,121
Net loss	—	—	—	(62,713)	(62,713)
Balance, March 31, 2011	22,222	$22	$199,978	$(70,572)	$129,408

The accompanying notes are an integral part of this statement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Maryland Corporation in the Developmental Stage)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2011	For the Period from May 5, 2010 (date of inception) to March 31, 2011
Cash flows from operating activities:
Net loss	$(62,713)	$(70,592)
Adjustments to reconcile net loss to net cash provided by operating activities, net of deferred offering costs:
Amortization of deferred financing costs	12,500	12,500
Increase in prepaid expenses and other assets	(41,167)	(41,167)
Increase in accounts payable and accrued liabilities	91,435	99,259
Net cash provided by operating activities	55	—
Cash flows from financing activities:
Proceeds from issuance of common stock	—	200,000
Payments of deferred offering costs	(691)	(199,882)
Net cash provided by (used in) financing activities	(691)	118
Net change in cash	(636)	118
Cash, beginning of period	754	—
Cash, end of period	$118	$118

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Maryland Corporation in the Developmental Stage)

NOTES TO FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 1 — Organization and Proposed Business Operations

Business Development Corporation of America (“the Company”), incorporated in Maryland on May 5, 2010, is a newly organized specialty finance company that intends to qualify as a regulated investment company (“RIC”) for U.S. federal income tax purposes for the taxable year ended December 31, 2011. On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $.001 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 001-33376) (the “Registration Statement) filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The Company sold 22,222 shares of common stock to BDCA Adviser, LLC (the “Adviser”), an entity wholly owned by American Realty Capital II, LLC (the “Sponsor”) on July 8, 2010, at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.

The Company was formed to make debt and equity investments in middle market companies. The Company’s long-term investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. The Company anticipates that during the IPO, it will invest largely in senior secured and second lien debt securities, issued by middle market companies in private placements and negotiated transactions that are traded in private over-the-counter markets for institutional investors, which the Company refers to as over-the-counter debt securities. The Company expects that investment sizes will vary proportionately with the size of its capital base. As the Company increases its capital base during the IPO, it will begin investing in, and ultimately intends to have a substantial portion of its assets invested in, customized direct loans to, and equity securities of, middle market companies. In most cases, companies to whom the Company provides customized financing solutions will be privately held at the time it invests in them.  Pursuant to the IPO, the Company must receive proceeds of $2.5 million in connection with the sale of Common Stock in order to break escrow and commence operations. As of March 31, 2011, the Company had not reached such threshold, purchased any investments or earned any income.

The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company  (“BDC”), under the Investment Company Act of 1940 (the “1940 Act”). The Company will, therefore, be required to comply with certain regulatory requirements as promulgated under the 1940 Act. The Company is managed by the Adviser. The Adviser was formed in Delaware as a private investment management firm and is registered as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). The Company’s Adviser oversees the management of its activities and is responsible for making investment decisions for its portfolio.

The Adviser has entered into a service agreement with an independent third party, Main Street Capital Corporation (“Main Street”), to act as a Sub-Adviser and to provide, subject to the Adviser's oversight, investment related services including identifying, evaluating, negotiating and structuring investments. Main Street will make investment recommendations for approval by the Adviser. Main Street is also registered as an investment adviser under the Adviser’s Act. The Company has entered into a fund administration servicing agreement and a fund accounting servicing agreement with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator  provides services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for the Company to operate. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the Company’s IPO pursuant to the Dealer Manager Agreement (the “Dealer Manager Agreement”). The Adviser and the Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets.  The Adviser and Dealer Manager will receive fees during the offering, acquisition, operational, and liquidation stages. The Adviser will pay to Main Street and the Administrator a substantial portion of the fees payable to the Adviser under the Advisory Agreement for the performance of these investment and support services.

Note 2 — Summary of Significant Accounting Policies

The Company’s significant policies are described in Note 2 to the financial statements as of December 31, 2010 and for the period from May 5, 2010 (date of inception) to December 31, 2010, which are included in the Company’s Form 10-K filed with the SEC on March 30, 2011.  There have been no significant changes to these policies during the three months ended March 31, 2011 other than the updates described below.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Maryland Corporation in the Developmental Stage)

NOTES TO FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Development Stage Company

The Company complies with the reporting requirements of development stage enterprises. Pursuant to the IPO, the Company must receive proceeds of $2.5 million in connection with the sale of common stock in order to break escrow and commence operations. As of March 31, 2011, the Company had not reached such threshold, purchased any investments or earned any income.

Deferred Offering Costs

The Company has incurred certain expenses in connection with registering to sell shares of its common stock as discussed in Note 1 – Organization and Proposed Business Operations. These costs principally relate to professional fees, fees paid to the SEC and  fees paid to the Financial Industry Regulatory Authority. As of March 31, 2011 and December 31, 2010, such costs totaled $1,926,193 and $1,175,806, respectively, and were included in deferred offering costs in the accompanying balance sheets. Simultaneous with selling common shares, the deferred offering costs will be reclassified to stockholders’ equity upon the issuance of shares or to expense if the IPO is not completed.

Note 3 — Related Party Transactions and Arrangements

The Company’s Adviser and its affiliates will receive compensation and reimbursement for services relating to the IPO and the investment and management of the Company’s assets. As of March 31, 2011, all of the Company’s outstanding common stock is owned by an affiliate of the Adviser. As of March 31, 2011 and December 31, 2010, the Company has payables to affiliated parties of $406,385 and $133,015, respectively, and payables to the Adviser and Dealer Manager of $696,235 and $338,689, respectively, for services relating to the IPO and offering costs paid on behalf of the Company.

Note 4 — Credit Facility

In January 2011, the Company entered into an agreement to obtain a revolving line of credit in the amount of  $10.0 million. The line of credit bears a variable interest rate based on the London Inter Bank Offered Rate plus 3.50%. The line will be available to the Company until January 2013 and permits the Company to periodically draw on the available funds to purchase securities or pay certain expenses. The line of credit agreement requires the Company to pay a commitment fee of $0.1 million at the time the Company first draws funds on the facility. This commitment fee is included in deferred financing costs on the Company's balance sheet and is being amortized over the term of the agreement of two years. Deferred financing costs, net is $87,500 at March 31, 2011. Borrowings under the line of credit are secured by the assets of the Company including cash, securities, investments property, fixtures and equipment among other assets. At March 31, 2011, no funds were drawn on this facility.

Note 5 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Environmental Matters

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and the Company is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

Note 6 — Economic Dependency

Under various agreements, the Company has engaged or will engage the Adviser and its affiliates to provide certain services that are essential to the Company, including asset management services, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Maryland Corporation in the Developmental Stage)

NOTES TO FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

As a result of these relationships, the Company is dependent upon the Adviser and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.

Note 7 – Subsequent Events

The Company has evaluated subsequent events through filing of this Form 10-Q and has determined that there have been no events that have occurred that would require adjustments to the disclosures to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying financial statements of Business Development Corporation of America and the notes thereto.  As used herein, the terms “we,” “our” and “us” refer to Business Development Corporation of America, a Maryland corporation and, as required by context to BDCA Adviser, LLC (the “Adviser) and its subsidiaries. Business Development Corporation of America is externally managed by BDCA Adviser, LLC.

Forward-Looking Statements

This Form 10-Q includes forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “should,” “estimates,” “could” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, those discussed below. We do not undertake publicly to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required to satisfy our obligations under federal securities law.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
Our initial public offering  of common stock (the “IPO”), which commenced on January 25, 2011 is a blind pool offering. We have not identified specific investments that we will make with the proceeds of the IPO, and therefore you will not have the opportunity to evaluate our investments prior to purchasing shares of our common stock.

•
We are a new company and have no operating history and are subject to the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective.

•
Current market conditions have adversely affected the capital markets and have reduced the availability of debt and equity capital for the market as a whole and financial firms in particular. These conditions may make it more difficult for us to achieve our investment objective.

•
The amount of any distributions we pay is uncertain. Our distributions to our stockholders may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our IPO. Therefore, portions of the distributions that we pay may represent a return of capital.

•
A significant portion of our portfolio will be recorded at fair value as determined in good faith by our board of directors and, as a result, there will be uncertainty as to the value of our portfolio investments.

•	Our board of directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

•
Our Advisers and their respective affiliates face conflicts of interest as a result of compensation arrangements, time constraints and competition for investments, which they will attempt to resolve in a fair and equitable manner but which may result in actions that are not in your best interests.

•
The potential for our Advisers to earn incentive fees under the Investment Advisory Agreement (50% of which are payable to Main Street Capital Corporation (“Main Street”)) may create an incentive for the Advisers to enter into investments that are riskier or more speculative than would otherwise be the case, and our Advisers may have an incentive to increase portfolio leverage in order to earn higher management fees.

•
We may borrow funds to make investments. As a result, we would be exposed to the risks of borrowing, also known as leverage, which may be considered a speculative investment technique. Leverage increases the volatility of investments by magnifying the potential for gain and loss on amounts invested, therefore increasing the risks associated with investing in our securities. Moreover, any assets we may acquire with leverage will be subject to management fees payable to our Advisers.

•
We intend to invest primarily in senior secured term loans, second lien loans and mezzanine debt and selected equity investments issued by private companies. For our senior secured and second lien loans, the collateral securing these investments may decrease in value or lose its entire value over time or may fluctuate based on the performance of the portfolio company which may lead to a loss in principal. Mezzanine debt investments are typically unsecured, and investing in mezzanine debt may involve a heightened level of risk, including a loss of principal or the loss of the entire investment.

•	Because there is no public trading market for shares of our common stock and we are not obligated to effectuate a liquidity event by a specified date, it will be difficult for you to sell your shares.

•
Our investments, especially until we raise significant capital from our IPO, may be concentrated in over-the-counter debt securities of a limited number of issuers which will likely carry lower yields than those we will seek in future customized financings, which could result in a lower distribution than we have estimated and magnify the effect of any losses suffered by a few of these investments.

•	We will be subject to financial market risks, including changes in interest rates which may have a substantial negative impact on our investments.

•
As a result of the annual distribution requirement to qualify as a regulated investment company (“RIC”), we will likely need to continually raise cash or make borrowings to fund new investments. At times, these sources of funding may not be available to us on acceptable terms, if at all.

•
We intend to qualify as a RIC but may fail to do so. Such failure would subject us to U.S. federal income tax on all of our income, which would have a material adverse effect on our financial performance.

•	We established the offering price for our shares of common stock on an arbitrary basis, and the offering price may not accurately reflect the value of our assets.

•
After meeting the minimum offering requirement, the purchase price for our shares will be determined at each closing date. As a result, the purchase price may be higher than the prior closing price per share, and therefore you may receive a smaller number of shares than if you had subscribed at the prior closing price.

•	Our IPO is on a “ reasonable best efforts” basis and if we are unable to raise substantial funds then we will be more limited in the number and type of investments we may make.

•
One of our potential exit strategies is to list our shares for trading on a national exchange, and shares of publicly traded closed-end investment companies frequently trade at a discount to their net asset value. In such case, we would not be able to predict whether our common stock would trade above, at or below net asset value. This risk is separate and distinct from the risk that our net asset value per share may decline.

•	Our regulatory structure and tax treatment may affect our ability to operate as a business development company and a regulated investment company

Overview

We were incorporated in Maryland on May 5, 2010, as a newly organized specialty finance company that intends to qualify as a RIC for U.S. federal income tax purposes for the taxable year ended December 31, 2011. On January 25, 2011, we commenced our IPO on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $.001 par value per share at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 001-33376) (the “Registration Statement) filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  We sold 22,222 shares of common stock to BDCA Adviser, LLC, an entity wholly owned by American Realty Capital II, LLC (the “Sponsor”) on July 8, 2010, at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.

We were formed to make debt and equity investments in middle market companies. Our long-term investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. We anticipate that during our IPO we will invest largely in senior secured and second lien debt securities, issued by middle market companies in private placements and negotiated transactions that are traded in private over-the-counter markets for institutional investors, which we refer to as over-the-counter debt securities. We expect that investment sizes will vary proportionately with the size of our capital base. As we increase our capital base during the IPO, we will begin investing in, and ultimately intend to have a substantial portion of our assets invested in, customized direct loans to and equity securities of middle market companies. In most cases, companies to whom we provide customized financing solutions will be privately held at the time it invests in them.  Pursuant to the IPO, the Company must receive proceeds of $2.5 million in connection with the sale of Common Stock in order to break escrow and commence operations. As of March 31, 2011, the Company had not reached such threshold, purchased any investments or earned any income.

We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company  (“BDC”), under the Investment Company Act of 1940 (the “1940 Act”). We will, therefore, be required to comply with certain regulatory requirements as promulgated under the 1940 Act. We are managed by our Adviser. Our Adviser was formed in Delaware as a private investment management firm and is registered as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”). Our Adviser oversees the management of our activities and is responsible for making investment decisions for our portfolio.

Our Adviser has entered into a service agreement with an independent third party, Main Street, to act as a Sub-Adviser and provide, subject to the Adviser's oversight, investment related services including identifying, evaluating, negotiating and structuring investments. Main Street will make investment recommendations for approval by our Adviser. Main Street is also registered as an investment adviser under the Adviser’s Act.  We have entered into a fund administration servicing agreement and a fund accounting servicing agreement with US Bancorp Fund Services, LLC. The Administrator  provides services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for us to operate. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of our IPO pursuant to the Dealer Manager Agreement (the “Dealer Manager Agreement”). The Adviser and the Dealer Manager are related parties and will receive compensation and fees for services related to our IPO and for the investment and management of our assets.  The Adviser and Dealer Manager will receive fees during the offering, acquisition, operational, and liquidation stages. The Adviser will pay to Main Street and the Administrator a substantial portion of the fees payable to the Adviser under the Advisory Agreement for the performance of these investment and support services.

Significant Accounting Estimates and Critical Accounting Policies

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates include:

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

3.	The Audit Committee of our Board of Directors will review and discuss the preliminary valuation prepared by our Adviser and that of the independent valuation firm, if any; and

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

Selected Financial Data

The following selected financial data as of March 31, 2011 and for the period from May 5, 2010 (date of inception) to March 31, 2011 should be read in conjunction with the accompanying financial statements and related notes thereto and “Results of Operations” below:

As of March 31, 2011 and for the Period from May 5, 2010 (date of inception) to March 31, 2011
Balance sheet data:
Cash	$118
Prepaid expenses and other assets	41,167
Deferred offering costs	1,926,193
Deferred financing costs	87,500
Total assets	2,054,978
Accounts payable and accrued liabilities	1,925,570
Total stockholders’ equity	141,908
Other data:
Net loss	(70,592)
Cash flow provided by financing activities	118

As of March 31, 2011, we have not commenced operations.  Therefore, we have not had any income, cash flow from operations or funds available for distribution, nor have we declared any distributions or issued any shares to the public.

Results of Operations

As of March 31, 2011, we have not commenced operations. Because we have not acquired any assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the debt and equity of middle market companies, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

Liquidity and Capital Resources

We will generate cash initially from the net proceeds of our ongoing continuous initial public offering and as our portfolio of investment builds, from cash flows from fees, interest and dividends earned from our investments as well as proceeds from sales of our investments.

Our principal demands for funds will be for portfolio investments, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, repurchases under our Stock Repurchase Plan, and for the payment of principal and interest on our outstanding indebtedness. Generally, cash needs for investment activities will be met through proceeds from the sale of common stock through our public offering. We may also from time to time enter into other agreements with third parties where by third parties will contribute to specific investment opportunities. Items other than property acquisitions are expected to be met from a combination of the proceeds from the sale of common stock and cash flows from operations. Management expects that in the future, as our investment portfolio grows, our investments will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings, proceeds from the sale of properties and undistributed funds from operations.

In January 2011, we entered into an agreement to obtain a revolving line of credit in the amount of  $10.0 million. The line of credit bears a variable interest rate based on the London Inter Bank Offered Rate plus 3.50%. The line will be available to us until January 2013 and permits us to periodically draw on the available funds to purchase securities or pay certain expenses. The line of credit agreement requires the us to pay a commitment fee of $100,000 at the time we first draw on the line of credit. Borrowings under the line of credit are secured by our assets including cash, securities, investments property, fixtures and equipment among other assets. At March 31, 2011, no funds were drawn on this facility.

Distributions

As of March 31, 2011 we have not commenced operations.  Therefore, we have not had any income, cash flow provided from operations or funds available for dividends, nor have we declared any dividend or issued any shares to the public. We intend to authorize and declare distributions quarterly and pay distributions on a monthly basis beginning no later than the first calendar quarter after the month in which the minimum offering requirement is met. Subject to the Board of Directors’ discretion and applicable legal restrictions, our Board of Directors intends to authorize and declare a quarterly distribution amount per share of our common stock. We will then calculate each stockholder’s specific distribution amount for the month using record and declaration dates, and distributions will begin to accrue on the date subscriptions are accepted for shares of our common stock. From time to time, we may also pay interim distributions at the discretion of our Board of Directors. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our IPO. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from our IPO to fund distributions (which may reduce the amount of capital we ultimately invest in assets). There can be no assurance that we will be able to sustain distributions at any particular level.

Dilution

In connection with our ongoing offering of common stock, we are providing information about out net tangible book value per share, a non GAAP measure. Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets, less intangible assets, (2) minus total liabilities, less intangible liabilities,  (3) divided by the total number of shares of common stock outstanding. The calculation does not include intangible assets. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share.  It is not intended to reflect the value of our assets, in accordance with GAAP, or upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our public offering, including commissions, dealer manager fees and other offering costs. As of March 31, 2011 and December 31, 2010, our net tangible book value per share was not meaningful because we had issued no shares to third party investors nor have we purchased any investments. The offering price of shares under our primary offering (ignoring purchase price discounts for certain categories of purchasers) at March 31, 2011 and December 31, 2010 was $10.00.

Our offering price was not established on an independent basis and bears no relationship to the net value of our assets. Further, even without depreciation in the value of our assets, the other factors described above with respect to the dilution in the value of our common stock are likely to cause our offering price to be higher than the amount you would receive per share if we were to liquidate at this time.

Election as a RIC

We intend to elect to be treated as a RIC under Subchapter M of the Code commencing in the first taxable year in which we meet the minimum offering requirements. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

Inflation

The impact of inflation on our portfolio depends on the type of securities we will hold. When inflation occurs, the value of our equity securities may fall in the short term.  However in the long term, a company’s revenue and earnings and therefore the value of the equity investment, should at least increase at the same pace as inflation. The effect of inflation on debt securities is more immediate and direct as inflation may decrease the value of fixed rate debt securities. However, not all debt securities are affected equally, the longer the term of the debt security, the more volatile the value of the investment. The process through which we will value the investments in our portfolio on a quarterly basis, market quotations and our multi-step valuation process as described in our significant accounting policies, will take the effect of inflation into account.

Related-Party Transactions and Agreements

We have entered into agreements with affiliates of American Realty Capital II, LLC, whereby we pay certain fees or reimbursements to our Adviser or its affiliates for organization and offering costs, sales commissions, dealer manager fees, asset and service fees and reimbursement of operating costs. See Note 3 – Related Party Transactions and Arrangements in our financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

As of the date of this Form 10-Q, we have not yet commenced operations. The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. We currently do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and thus we do not expect to be thus exposed to foreign currency fluctuations.

Item 4.   Controls and Procedures

Disclosure Controls

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.

Change In Internal Control Over Financial Reporting

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMAION

Item 1. Legal Proceedings

Neither we nor our Adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K dated March 31. 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We sold 22,222 shares to BDCA Adviser, our sole stockholder, on July 8, 2010, at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. The proceeds were used to fund organization and offering costs.  See item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report for a discussion of our distribution policy.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Reserved

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Business Development Corporation of America

By:	/s/ Nicholas S. Schorsch
Nicholas S. Schorsch
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Brian S. Block
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2011

EXHIBITS
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

31.1
Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2
Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).