Form 10-Q
period 2011-06-30
Business Development Corp of America
filed 2011-08-12
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 001-33376

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(Exact name of registrant as specified in its charter)

Maryland	27-2614444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Park Avenue, 15th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 415-6500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock on July 31, 2011 was 22,222 shares.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	1
	Consolidated Statements of Operations for the three and six months ended June 30, 2011, for the period from May 5, 2010 (date of inception) to June 30, 2010 and for the period from May 5, 2010 to June 30, 2011 (Unaudited)	2
	Consolidated Statement of Stockholders’ Equity for the period from May 5, 2010 (date of inception) to June 30, 2011 (Unaudited)	3
	Consolidated Statements of Cash Flows for the six months ended June 30, 2011, for the period from May 5, 2010 (date of inception) to June 30, 2011 and for the period from May 5, 2010 to June 30, 2010 (Unaudited)	4
	Notes to Consolidated Financial Statements as of June 30, 2011 (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults upon Senior Securities	14

Item 4.	Reserved	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

PART I – Financial Information
Item 1. Financial Statements

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Maryland Corporation in the Development Stage)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)

Cash	$26	$754
Prepaid expenses and other assets	38,417	—
Deferred financing costs, net	75,000	—
Deferred offering costs	2,768,921	1,175,806
Total assets	$2,882,364	$1,176,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$2,865,407	$984,439

Preferred stock, $0.001 par value, 50,000,000 and none authorized at June 30, 2011 and December 31, 2010, respectively, none issued and outstanding	—	—
Common stock, $0.001 par value, 450,000,000 and 100,000,000 shares authorized at June 30, 2011 and December 31, 2010, respectively, and 22,222 shares issued and outstanding at June 30, 2011 and December 31, 2010	22	22
Additional paid-in capital	199,978	199,978
Accumulated deficit during the development stage	(183,043)	(7,879)
Total stockholders’ equity	16,957	192,121
Total liabilities and stockholders’ equity	$2,882,364	$1,176,560

The accompanying notes are an integral part of these statements.

 BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	For the Period from May 5, 2010 (date of inception) to June 30, 2010	For the Period from May 5, 2010 (date of inception) to June 30, 2011
Revenues	$—	$—	$—	$—
Expenses:
General and administrative	99,951	150,164	—	158,043
Total operating expenses	99,951	150,164	—	158,043
Operating loss	(99,951)	(150,164)	—	(158,043)
Interest expense	(12,500)	(25,000)	—	(25,000)
Net loss	$(112,451)	$(175,164)	$—	$(183,043)

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, May 5, 2010 (date of inception)	—	$—	$—	$—	$—
Issuance of common stock	22,222	22	199,978	—	200,000
Net loss	—	—	—	(7,879)	(7,879)
Balance, December 31, 2010	22,222	22	199,978	(7,879)	192,121
Net loss	—	—	—	(175,164)	(175,164)
Balance, June 30, 2011	22,222	$22	$199,978	$(183,043)	$16,957

The accompanying notes are an integral part of this statement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Maryland Corporation in the Development Stage)

CONSOLIDATED STATEMENTS OF CASH FLOWS
June 30, 2011
(Unaudited)

	Six Months Ended June 30, 2011	For the Period from May 5, 2010 (date of inception) to June 30, 2011	For the Period from May 5, 2010 (date of inception) to June 30, 2010
Cash flows from operating activities:
Net loss	$(175,164)	$—	$(183,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	25,000	—	25,000
Changes in assets and liabilities:
Increase in prepaid expenses and other assets	(38,417)	—	(38,417)
Increase in accounts payable and accrued liabilities	39,901	—	47,725
Net cash used in operating activities	(148,680)	—	(148,735)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	200,000
Proceeds from affiliate, net	788,080		788,080
Payments of deferred offering costs	(640,128)	—	(839,319)
Net cash provided by financing activities	147,952	—	148,761
Net change in cash	(728)	—	26
Cash, beginning of period	754	—	—
Cash, end of period	$26	$—	$26

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 1 — Organization and Proposed Business Operations

 Business Development Corporation of America (the “Company”), incorporated in Maryland on May 5, 2010, is a newly organized specialty finance company that intends to qualify as a regulated investment company (“RIC”) for U.S. federal income tax purposes for the taxable year ending December 31, 2011. On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 001-33376) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The Company sold 22,222 shares of common stock to BDCA Adviser, LLC (the “Adviser”), an entity wholly owned by American Realty Capital II, LLC (the “Sponsor”) on July 8, 2010, at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.

The Company was formed to make debt and equity investments in middle market companies. The Company’s long-term investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. The Company anticipates that during the IPO, it will invest largely in senior secured and second lien debt securities, issued by middle market companies in private placements and negotiated transactions that are traded in private over-the-counter markets for institutional investors, which the Company refers to as over-the-counter debt securities. The Company expects that investment sizes will vary proportionately with the size of its capital base. As the Company increases its capital base during the IPO, it will begin investing in, and ultimately intends to have a substantial portion of its assets invested in, customized direct loans to, and equity securities of, middle market companies. In most cases, companies to whom the Company provides customized financing solutions will be privately held at the time it invests in them. Currently the company complies with the reporting requirements of development stage enterprises. Pursuant to the terms of its IPO, the Company must receive proceeds of $2.5 million in connection with the sale of common stock in order to break escrow and commence operations. As of June 30, 2011, the Company had not reached such threshold, purchased any investments or earned any income. The Company has been inactive since its incorporation date, except for routine matters relating to its organization and the IPO.

The Company is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company will, therefore, be required to comply with certain regulatory requirements as promulgated under the 1940 Act. The Company is managed by the Adviser. The Adviser was formed in Delaware as a private investment management firm and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Company’s Adviser oversees the management of its activities and is responsible for making investment decisions for its portfolio.

Prior to June 2011, the Adviser had a sub-advisory agreement with an independent third party, Main Street Capital Corporation (“Main Street”), to act as a sub-adviser and to provide, subject to the Adviser's oversight, investment related services including identifying, evaluating, negotiating and structuring investments. In June 2011, the Company’s Adviser and Main Street agreed to terminate the agreement between them. At that time, Main Street Capital Partners, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Main Street, agreed to act as a consultant to the Adviser, offering advice and guidance with respect to certain back-office and compliance functions including, but not limited to, compliance with the 1940 Act rules and regulations, RIC compliance, investment company accounting matters and other applicable regulatory and operational service issues.  The Company has entered into a fund administration servicing agreement and a fund accounting servicing agreement with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for the Company to operate. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the Company’s IPO. The Adviser and the Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets.  The Adviser and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages. The Adviser will pay to Main Street and the Administrator a portion of the fees payable to the Adviser for the performance of these support services.

Note 2 — Summary of Significant Accounting Policies

The Company’s significant policies are described in Note 2 to the financial statements as of December 31, 2010 and for the period from May 5, 2010 (date of inception) to December 31, 2010, which are included in the Company’s Form 10-K filed with the SEC on March 31, 2011.  There have been no significant changes to these policies during 2011 other than the updates described below.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Development Stage Company

The Company complies with the reporting requirements of development stage enterprises. Pursuant to the terms of its IPO, the Company must receive proceeds of $2.5 million in connection with the sale of common stock in order to break escrow and commence operations. As of June 30, 2011, the Company had not reached such threshold, purchased any investments or earned any income, accordingly, earnings per share has not been computed as it is deemed not material.

Deferred Offering Costs

The Company has incurred certain expenses in connection with the registration of shares of its common stock for sale as discussed in Note 1 – Organization and Proposed Business Operations. These costs principally relate to professional fees, fees paid to the SEC and fees paid to the Financial Industry Regulatory Authority. As of June 30, 2011 and December 31, 2010, such costs totaled $2.8 million and $1.2 million, respectively, and were included in deferred offering costs in the accompanying balance sheets. Simultaneous with the sale of common shares, the deferred offering costs will be reclassified to stockholders’ equity upon the issuance of shares or to expenses if the IPO is not completed.

Note 3 — Related Party Transactions and Arrangements

The Company’s Adviser owns 22,222 shares of the Company’s outstanding common stock. The Adviser and its affiliates will receive compensation and reimbursement for services relating to the IPO and the investment and management of the Company’s assets. The Adviser and its affiliates may incur and pay costs and fees on behalf of the Company. All organization and offering costs incurred by the Company or its affiliated entities on behalf of the Company are reflected on the Company’s balance sheets. As of June 30, 2011 and December 31, 2010, the Company had accrued expenses payable to affiliated parties of $0.8 million and $0.1 million, respectively, and accrued expenses payable to the Adviser and Dealer Manager of $1.0 million and $0.3 million, respectively, for services relating to the IPO and offering costs paid on behalf of the Company. The Company is responsible for offering and other costs up to a maximum of 1.5% of the gross offering proceeds received from its ongoing offering of common stock.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(A Maryland Corporation in the Development Stage)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

Note 4 — Credit Facility

In January 2011, the Company entered into an agreement to obtain a revolving line of credit in the amount of $10.0 million with Main Street. The line of credit bears a variable interest rate based on the London Inter Bank Offered Rate plus 3.50%. The line will be available to the Company until January 2013 and permits the Company to periodically draw on the available funds to purchase securities or pay certain expenses. The line of credit agreement requires the Company to pay a commitment fee of $0.1 million at the time the Company first draws funds on the facility. This commitment fee is included in deferred financing costs on the Company's balance sheet and is being amortized over the term of the agreement of two years. As of June 30, 2011, the Company had deferred financing costs of $75,000, net of accumulated amortization of $25,000. Borrowings under the line of credit are secured by the assets of the Company including cash, securities, investments property, fixtures and equipment among other assets. At June 30, 2011, no funds were drawn on this facility.

Note 5 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Environmental Matters

In connection with certain types of investments, the Company may potentially be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and the Company is not aware of any other environmental condition that it believes will have a material adverse effect on the results of operations.

Note 6 — Economic Dependency

Under various agreements, the Company has engaged or will engage the Adviser and its affiliates to provide certain services that are essential to the Company, including asset management services, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and investor relations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying financial statements of Business Development Corporation of America and the notes thereto.  As used herein, the terms “we,” “our” and “us” refer to Business Development Corporation of America, a Maryland corporation, and, as required by context, to BDCA Adviser, LLC (the “Adviser”) and its subsidiaries. Business Development Corporation of America is externally managed by the Adviser.

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of Form 10-K as filed with the SEC on March 31, 2011.

•
Our initial public offering of common stock (the “IPO”), which commenced on January 25, 2011, is a blind pool offering. We have not identified specific investments that we will make with the proceeds of the IPO, and, therefore, you will not have the opportunity to evaluate our investments prior to purchasing shares of our common stock.

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

•
Our Adviser and its respective affiliates face conflicts of interest as a result of compensation arrangements, time constraints and competition for investments, which they will attempt to resolve in a fair and equitable manner but which may result in actions that are not in your best interests.

•
The potential for our Adviser to earn incentive fees may create an incentive for our Adviser to enter into investments that are riskier or more speculative than would otherwise be the case, and our Adviser may have an incentive to increase portfolio leverage in order to earn higher management fees.

•
We may borrow funds to make investments. As a result, we would be exposed to the risks of borrowing, also known as leverage, which may be considered a speculative investment technique. Leverage increases the volatility of investments by magnifying the potential for gain and loss on amounts invested, therefore, increasing the risks associated with investing in our securities. Moreover, any assets we may acquire with leverage will be subject to management fees payable to our Adviser.

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

•	We will be subject to financial market risks, including changes in interest rates, which may have a substantial negative impact on our investments.

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

•
After meeting the minimum offering requirement, the purchase price for our shares will be determined at each closing date. As a result, the purchase price may be higher than the prior closing price per share, and, therefore, you may receive a smaller number of shares than if you had subscribed at the prior closing price.

•	Our IPO is on a “reasonable best efforts” basis and if we are unable to raise substantial funds then we will be more limited in the number and type of investments we may make.

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

•	Our regulatory structure and tax treatment may affect our ability to operate as a business development company and a regulated investment company.

Overview

We were incorporated in Maryland on May 5, 2010, as a newly organized specialty finance company that intends to qualify as a RIC for U.S. federal income tax purposes for the taxable year ended December 31, 2011. On January 25, 2011, we commenced our IPO on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 001-33376) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  We sold 22,222 shares of common stock to the Adviser, an entity wholly owned by American Realty Capital II, LLC (the “Sponsor”) on July 8, 2010, at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.

We were formed to make debt and equity investments in middle market companies. Our long-term investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. We anticipate that during our IPO we will invest largely in senior secured and second lien debt securities, issued by middle market companies in private placements and negotiated transactions that are traded in private over-the-counter markets for institutional investors, which we refer to as over-the-counter debt securities. We expect that investment sizes will vary proportionately with the size of our capital base. As we increase our capital base during the IPO, we will begin investing in, and ultimately intend to have a substantial portion of our assets invested in, customized direct loans to and equity securities of middle market companies. In most cases, companies to whom we provide customized financing solutions will be privately held at the time it invests in them.  Pursuant to the terms of our IPO, we must receive proceeds of $2.5 million in connection with the sale of common stock in order to break escrow and commence operations. As of June 30, 2011, we had not reached such threshold, purchased any investments or earned any income. We have been inactive since our incorporation date, except for routine matters relating to our organization and IPO.

We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We will, therefore, be required to comply with certain regulatory requirements as promulgated under the 1940 Act. We are managed by our Adviser. Our Adviser was formed in Delaware as a private investment management firm and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Adviser oversees the management of our activities and is responsible for making investment decisions for our portfolio.

Prior to June 2011, the Adviser had a sub-advisory agreement with an independent third party, Main Street Capital Corporation (“Main Street”), to act as a sub-adviser and to provide, subject to the Adviser's oversight, investment related services including identifying, evaluating, negotiating and structuring investments. In June 2011, our Adviser and Main Street agreed to terminate the agreement between them. At that time, Main Street Capital Partners, LLC, a Delaware limited liability company and wholly-owned subsidiary of Main Street, agreed to act as a consultant to the Adviser, offering advice and guidance with respect to certain back-office and compliance functions including, but not limited to, compliance with the 1940 Act rules and regulations, RIC compliance, investment company accounting matters and other applicable regulatory and operational service issues.  We have entered into a fund administration servicing agreement and a fund accounting servicing agreement with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary to operate. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the IPO. The Adviser and the Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of our assets.  The Adviser and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages. The Adviser will pay to Main Street and the Administrator a portion of the fees payable to the Adviser for the performance of these support services.

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

Selected Financial Data

The following selected financial data as of June 30, 2011 and for the period from May 5, 2010 (date of inception) to June 30, 2011 should be read in conjunction with the accompanying financial statements and related notes thereto and “Results of Operations” below:

As of June 30, 2011 and for the Period from May 5, 2010 (date of inception) to June 30, 2011
Balance sheet data:
Cash	$26
Prepaid expenses and other assets	38,417
Deferred financing costs, net	75,000
Deferred offering costs	2,768,921
Total assets	2,882,364
Accounts payable and accrued liabilities	2,865,407
Total stockholders’ equity	16,957
Other data:
Net loss	(183,043)
Cash flow provided by financing activities	148,761

 As of June 30, 2011, we have not commenced operations.  Therefore, we have not had any income, cash flow from operations or funds available for distribution, nor have we declared any distributions or issued any shares to the public.

Results of Operations

As of June 30, 2011, we have not commenced operations. Because we have not acquired any assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the debt and equity of middle market companies, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

Liquidity and Capital Resources

We will generate cash initially from the net proceeds of our ongoing continuous initial public offering and as our portfolio of investment builds, from cash flows from fees, interest and dividends earned from our investments as well as proceeds from sales of our investments. On May 7, 2010, we filed the Registration Statement with the SEC to register our common stock. The Registration Statement, as amended, offering for sale up to $1.5 billion of shares of common stock (150 million shares at $10 per share) (the "Offering"), was declared effective on January 27, 2011, at which time the Company’s IPO commenced.

Our principal demands for funds will be for portfolio investments, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, repurchases under our Stock Repurchase Plan, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for investment activities will be met through net proceeds received from the sale of common stock through our public offering. We may also from time to time enter into other agreements with third parties where by third parties will contribute to specific investment opportunities. Items other than investment acquisitions are expected to be met from a combination of the proceeds from the sale of common stock and cash flows from operations. Management expects that in the future, as our investment portfolio grows, our investments will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings, proceeds from the sale of properties and undistributed funds from operations.

In January 2011, we entered into an agreement to obtain a revolving line of credit in the amount of $10.0 million with Main Street. The line of credit bears a variable interest rate based on the London Inter Bank Offered Rate plus 3.50%. The line will be available to us until January 2013 and permits us to periodically draw on the available funds to purchase securities or pay certain expenses. The line of credit agreement requires us to pay a commitment fee of $100,000 at the time we first draw on the line of credit. Borrowings under the line of credit are secured by our assets including cash, securities, investments property, fixtures and equipment among other assets. At June 30, 2011, no funds were drawn on this facility.

Distributions

On June 23, 2011, the Company’s board of directors declared a series of distributions representing an annualized yield of 8.11% based on the Company’s current public offering price of $10.00 per share.  The monthly distributions will be made based on record dates beginning the later of July 15, 2011, and the date the Company attains gross offering proceeds of at least $2.5 million, pursuant to the Company’s IPO. From time to time, we may also pay interim distributions at the discretion of our Board of Directors. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our IPO. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from our IPO to fund distributions (which may reduce the amount of capital we ultimately invest in assets). There can be no assurance that we will be able to sustain distributions at any particular level.

Dilution

In connection with our ongoing offering of common stock, we are providing information about out net tangible book value per share, a non GAAP measure. Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet, and is calculated as (1) total book value of our assets, less intangible assets, (2) minus total liabilities, less intangible liabilities, (3) divided by the total number of shares of common stock outstanding. Net tangible book value is used generally as ameasure of net worth that we do not believe reflects our estimated value per share.  It is not intended to reflect the value of our assets, in accordance with GAAP, or upon an orderly liquidation in accordance with our investment objectives. Our net tangible book value reflects dilution in the value of our common stock from the issue price as a result of (i) operating losses, (ii) the funding of distributions from sources other than our cash flow from operations, and (iii) fees paid in connection with our IPO, including commissions, dealer manager fees and other offering costs. As of June 30, 2011, our net tangible book value per share was not meaningful because we had issued no shares to third party investors nor have we purchased any investments. The offering price of shares under our primary offering (ignoring purchase price discounts for certain categories of purchasers) at June 30, 2011 and December 31, 2010 was $10.00.

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

Related-Party Transactions and Agreements

We have entered into agreements with affiliates of American Realty Capital II, LLC, whereby we pay certain fees or reimbursements to our Adviser or its affiliates in connection with  asset and service fees, reimbursement of operating costs and offering related costs. See Note 3 – Related Party Transactions and Arrangements in our financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

As of the date of this Form 10-Q, we have not yet commenced operations. The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. We currently do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and thus we do not expect to be exposed to foreign currency fluctuations.

Item 4.   Controls and Procedures

Disclosure Controls

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

Change In Internal Control Over Financial Reporting

No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor our Adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in our Registration Statement (File No. 001-33376), as amended.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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
Brian S. Block
Executive Vice President, Chief Financial Officer (Principal Financial Officer)

 Date: August 12, 2011

EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Articles of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Company’s Form 10-K filed on March 31, 2011 and herein incorporated by reference).
3.2	Form of Articles of Amendment and Restatement (previously filed as Exhibit 3.2 to the Company’s Form 10-K filed on March 31, 2011 and herein incorporated by reference).
3.3	Bylaws (previously filed as Exhibit 3.3 to the Company’s Form 10-K filed on March 31, 2011 and herein incorporated by reference)
3.4	Articles of Amendment and Restatement (previously filed as Exhibit 3.1 to the Company’s Form 8-K filed on July 8, 2011 and herein incorporated by reference).
10.1	Amended and Restated Investment Advisory and Management Services Agreement (previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 23, 2011 and herein incorporated by reference).
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