Form 10-Q
period 2011-09-30
Business Development Corp of America
filed 2011-11-14
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-00821

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(Exact Name of Registrant as Specified in its Charter)

Maryland	27-2614444
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

405 Park Avenue, 15th Floor New York, New York	10022
(Address of Principal Executive Office)	(Zip Code)

(212) 415-6500
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 14, 2011 was 592,199

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements.	2

	Statements of Assets and Liabilities as of September 30, 2011 (Unaudited) and December 31, 2010	2

	Statements of Operations for the Three and Nine Months Ended September 30, 2011, for Three Months Ended September 30, 2010 and for the Period from May 5, 2010 (Date of Inception) to September 30, 2010 (Unaudited)	3

	Statements of Changes in Net Assets for the Nine Months Ended September 30, 2011 and for the Period from May 5, 2010 (Date of Inception) to September 30, 2010 (Unaudited)	4

	Statements of Cash Flows for the Nine Months Ended September 30, 2011 and for the Period from May 5, 2010 (Date of Inception) to September 30, 2010 (Unaudited)	5

	Schedule of Investments as of September 30, 2011 (Unaudited)	6

	Notes to Financial Statements as of September 30, 2011 (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24

Item 4.	Controls and Procedures.	25

PART II	OTHER INFORMATION	25

Item 1.	Legal Proceedings.	25

Item 1A.	Risk Factors.	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3.	Defaults upon Senior Securities.	26

Item 4.	[Removed and Reserved.]	26

Item 5.	Other Information.	26

Item 6.	Exhibits.	26

Signatures		27

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Investments, at fair value (cost of $4,641,052 and $0, respectively)	$4,641,052	$—
Cash and cash equivalents	435,108	754
Interest receivable	50,008	—
Due from affiliate	750,581	1,175,806
Deferred credit facility financing costs, net	62,500	—
Prepaid expenses and other assets	42,930	—
Total assets	$5,982,179	$1,176,560

LIABILITIES
Revolving credit facility	$2,200,000	$—
Accounts payable and accrued expenses	276,701	984,439
Interest and credit facility fees payable	6,761	—
Stockholder distributions payable	25,857	—
Total liabilities	$2,509,319	$984,439

Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 and 100,000,000 shares authorized respectively 388,412 and 22,222 shares issued and outstanding, respectively	388	22
Capital in excess of par value	3,495,326	199,978
Accumulated distributions in excess of net investment income	(22,854)	(7,879)
Net assets	3,472,860	192,121

Total liabilities and net assets	$5,982,179	$1,176,560

Net asset value per share	$8.94	$8.65

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from May 5, 2010 (Date of Inception) to September 30,
	2011	2010	2011	2010

Investment income:
Interest from investments	$61,634	$—	$61,634	$—
Interest from cash and cash equivalents	87	—	87	—
Total investment income	61,721	—	61,721	—

Operating expenses:
Contract termination fee	320,000	—	320,000	—
Interest and credit facility financing expenses	25,839	—	50,839	—
Organization expenses	—	7,738	—	7,738
Management fees	6,739	—	6,739	—
Incentive fees	37,209	—	37,209	—
General & administrative	100,499	10	250,663	10
Expenses before expense waivers and reimbursements	490,286	7,748	665,450	7,748
Waiver of management and incentive fees	(43,948)	—	(43,948)	—
Expense support reimbursement	(570,663)	—	(570,663)
Total expenses net of expense waivers and reimbursements	(124,325)	7,748	50,839	7,748

Net investment income (loss)	186,046	(7,748)	10,882	(7,748)

Net increase (decrease) in net assets resulting from operations	$186,046	$(7,748)	$10,882	$(7,748)

Weighted average - basic and diluted earnings (loss) per common share	$1.26	$(0.35)	$0.17	$(0.35)

Weighted average common stock outstanding - basic and diluted	147,578	22,222	64,466	22,222

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	For the Nine Months Ended September 30, 2011	For the Period from May 5, 2010 (Date of Inception) to September 30, 2010

Operations:
Net investment income (loss)	$10,882	$(7,748)
Net increase (decrease) in net assets from operations	10,882	(7,748)
Stockholder distributions:
Distributions from net investment income	(25,857)	—
Net decrease in net assets from stockholder distributions	(25,857)	—
Capital share transactions:
Issuance of common stock, net of issuance costs	3,295,714	200,000
Net increase in net assets from capital share transactions	3,295,714	200,000

Total increase in net assets	3,280,739	192,252
Net assets at beginning of period	192,121	—
Net assets at end of period	$3,472,860	$192,252

Net asset value per common share	$8.94	$8.65

Common shares outstanding at end of period	388,412	22,222

Accumulated distributions in excess of net investment income	$(22,854)	$(7,879)

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2011	For the Period from May 5, 2010 (Date of Inception) to September 30, 2010

Operating activities
Net increase (decrease) in net assets from operations	$10,882	$(7,748)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Amortization of deferred financing costs	37,500	—
Repayments of investments	58,948
Purchase of investments	(4,700,000)	—
(Increase) decrease in operating assets:
Interest receivable	(50,008)	—
Prepaid expenses and other assets	(42,930)	—
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	390,068	7,738
Interest and credit facility fees payable	6,761	—
Net cash used in operating activities	(4,288,779)	(10)

Financing activities
Proceeds from issuance of shares of common stock, net	3,295,714	200,000
Payments offering costs	(1,301,039)	(191,605)
Proceeds from line of credit	2,200,000	—
Payments of financing cost	(22,000)	—
Proceeds from affiliate, net	550,458	—
Net cash provided by financing activities	4,723,133	8,395

Net increase in cash and cash equivalents	434,354	8,385
Cash and cash equivalents, beginning of period	754	—
Cash and cash equivalents, end of period	$435,108	$8,385

Supplemental information:
Interest paid during the period	$13,339	$—

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

SCHEDULE OF INVESTMENTS

September 30, 2011
(Unaudited)

Portfolio Companies (a)	Industry	Investment Interest Rate/Maturity	Principal	Cost	Fair Value (c)	% of Net Assets

First Lien Secured Debt – 113.8% (b)

Audio Messaging Solutions, LLC	Media/Marketing	First Lien Senior Secured Note 12.00%, 6/16/2016	$1,085,000	$1,085,000	$1,085,000	31.3%

California Healthcare Medical Billing, Inc.	Professional Services	First Lien Senior Secured Note 12.00%, 10/17/2015	230,000	230,000	230,000	6.6%

Harrison Hydra-Gen, Ltd.	Manufacturing	First Lien Senior Secured Note 12.00%, 6/4/2015	230,000	230,000	230,000	6.6%

Indianapolis Aviation Partners, LLC	Aviation Services	First Lien Senior Secured Note 12.00%, 9/15/2014	230,000	230,000	230,000	6.6%

Mid-Columbia Lumber Products, LLC	Construction Materials	First Lien Senior Secured Note 12.00%, 12/18/2011	230,000	230,000	230,000	6.6%

Omi Holdings	Manufacturing	First Lien Senior Secured Note 12.00%, 4/13/2013	1,040,578	1,040,578	1,040,578	30.1%

OPI International Ltd. (d)	Oil & Gas Equipment & Services	First Lien Senior Secured Note 12.00%, 11/30/2015	230,000	230,000	230,000	6.6%

Pegasus Research Group, LLC	Media/Marketing	First Lien Senior Secured Note 13.00% Cash / 3% PIK, 1/6/2016	230,000	230,000	230,000	6.6%

PPL Rvs, Inc.	Recreational Vehicles	First Lien Senior Secured Note 18.00%, 6/10/2015	215,474	215,474	215,474	6.2%

River Aggregates, LLC	Construction Materials	First Lien Senior Secured Note 12.00%, 3/30/2016	230,000	230,000	230,000	6.65.7%
Sub Total First Lien Secured Debt
				3,951,052	3,951,052	113.8%

Second Lien Secured Debt – 13.2% (b)

Ceres Management, LLC	Auto Parts & Equipment	Second Lien Secured Note 14.00%, 3/31/2013	230,000	230,000	230,000	6.6%

Condit Exhibits, LLC. (e)	Media/Marketing	Second Lien Secured Note 9.00% Cash / 9.00% PIK, 7/1/2013	230,000	230,000	230,000	6.6%
Sub Total Second Lien Secured Debt
				460,000	460,000	13.2%

Subordinated Secured Debt – 6.6% (b)

NTS Holdings, Inc	Logistics	Subordinated Secured Note 12.00%, 4/30/2015	230,000	230,000	230,000	6.6%
Sub Total Subordinated Secured Debt
				230,000	230,000	6.6%

TOTAL INVESTMENTS – 133.6% (b)				$4,641,052	$4,641,052	133.6%
LIABILITIES IN EXCESS OF OTHER ASSETS – 33.6%					(1,168,192)	33.6%
NET ASSETS – 100%					$3,472,860	100%

(a)  All of the Company’s debt investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except OPI International Ltd.
(b)  Percentages are based on net assets of $3,472,860 as of September 30, 2011.
(c)  Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by the Company’s board of directors as required by the Investment Company Act of 1940. (See Note 3 to the financial statements).
(d)  Non-U.S. company. The principal place of business for OPI International Ltd. is Bermuda.
(e) Terms of loan include PIK interest. Company has paid interest currently since February 2011.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 1 — Organization and Basis of Presentation

  Business Development Corporation of America (the “Company”), incorporated in Maryland on May 5, 2010, is an externally managed, non-diversified closed-end investment company that intends to qualify as a regulated investment company (“RIC”) for U.S. federal income tax purposes for the taxable year ending December 31, 2011 and that has elected to be treated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company will, therefore, be required to comply with certain regulatory requirements as promulgated under the 1940 Act. The Company is managed by BDCA Adviser, LLC (the “Adviser”) pursuant to the terms of the Investment Advisory and Management Services Agreement, as amended (the “Advisory Agreement”). The Adviser was formed in Delaware as a private investment management firm and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Company’s Adviser oversees the management of its activities and is responsible for making investment decisions for its portfolio.

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 814-00821) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  On November 4, 2011, the Company filed a Post-Effective Amendment to the Registration Statement which reduced the maximum shares offered to 110.0 million shares of common stock. The Company sold 22,222 shares of common stock to its Adviser, an entity wholly owned by American Realty Capital II, LLC (the “Sponsor”) on July 8, 2010, at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.  On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and commenced operations as of that date. As of September 30, 2011, the Company had issued 0.4 million shares of common stock for gross proceeds of $3.8 million including the purchase made by the Adviser.

The Company was formed to make debt and equity investments in middle market companies. The Company’s long-term investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. The Company anticipates that during the IPO, it will invest largely in senior secured and second lien debt securities, issued by middle market companies in private placements and negotiated transactions that are traded in private over-the-counter markets for institutional investors, which the Company refers to as over-the-counter debt securities. The Company expects that investment sizes will vary proportionately with the size of its capital base. As the Company increases its capital base during the IPO, it will begin investing in, and ultimately intends to have a substantial portion of its assets invested in, customized direct loans to, and equity securities of, middle market companies. In most cases, companies to whom the Company provides customized financing solutions will be privately held at the time the Company invests in them.

Prior to June 2011, the Adviser had a sub-advisory agreement with an independent third party, Main Street Capital Corporation (“Main Street”), to act as a sub-adviser and to provide, subject to the Adviser's oversight, investment related services including identifying, evaluating, negotiating and structuring investments. In June 2011, the Company’s Adviser and Main Street agreed to terminate the agreement between them. At that time, Main Street Capital Partners, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Main Street, agreed to act as a consultant to the Adviser, offering advice and guidance with respect to certain back-office and compliance functions including, but not limited to, compliance with the 1940 Act rules and regulations, RIC compliance, investment company accounting matters and other applicable regulatory and operational service issues. In conjunction with the termination of the agreement, the Company agreed to pay Main Street a termination fee of $0.3 million. The Company has entered into a fund administration servicing agreement and a fund accounting servicing agreement with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for the Company to operate. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the Company’s IPO. The Adviser and the Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets.  The Adviser and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages. The Adviser will pay to Main Street and the Administrator a portion of the fees payable to the Adviser for the performance of these support services.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

The financial statements of the Company included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of
Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited  financial statements for the year ended December 31, 2010, which are included in the Company’s Form 10-K filed with the SEC on March 31, 2011.

The Company’s significant policies are described in Note 2 to the financial statements as of December 31, 2010 and for the period from May 5, 2010 (date of inception) to December 31, 2010, which are included in the Company’s Form 10-K filed with the SEC on March 31, 2011.  There have been no significant changes to these policies during 2011 other than the updates described below.

Development Stage Company

 As stated previously, the Company commenced its IPO on January 25, 2011.  On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and commenced operations as of that date and as of such date is no longer considered a company in the developmental stage.

Offering Costs

The Company has incurred certain costs in connection with the registration of shares of its common stock. These costs principally relate to professional fees, printing fees, fees paid to the SEC and fees paid to the Financial Industry Regulatory Authority. Offering costs are recorded as a reduction to contributed capital.

Pursuant to the Company’s Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for offering costs to the extent that together with all prior offering costs, exceed the greater of $0.1 million or 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Additionally, the Company entered into an expense support agreement (the “Expense Support Agreement”) with the Adviser whereby the Adviser may elect to assume the liability for offering and operating costs. See Note 4 – Related Party Transactions and Arrangements for more information on these agreements.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments in a money market fund. Cash and cash equivalents are carried at cost which approximates fair value. Per section 12(d)(1)(a) of the 1940 Act, the Company may not invest in another registered investment company, including a money market fund, if it would exceed any of the following:

•	own more than 3% of the money market fund;

•	hold securities in the money market fund having an aggregate value in excess of 5% of the value of the total assets of the Company; or

•	hold securities in money market funds and other registered investment companies having an aggregate value in excess of 10% of the value of the total assets of the Company.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)
Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments.

Payment-in-Kind Interest

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is generally recorded on the accrual basis to the extent such amounts are expected to be collected. The Company stops accruing PIK interest if the Company does not expect the issuer to be able to pay all principal and interest when due.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s revolving credit facilities are deferred and amortized using the straight-line method over the life of the respective facility.

Distributions

The Company intends to authorize and declare distributions quarterly and pay distributions on a monthly basis. Subject to the board of directors’ discretion and applicable legal restrictions, the Company’s board of directors intends to authorize and declare a quarterly distribution amount per share of the Company’s common stock. The Company will then calculate each stockholder’s specific distribution amount for the month using record and declaration dates and accrue distributions on the date the Company accepts a subscription for shares of the Company’s common stock. From time to time, the Company may also pay interim distributions, including capital gains distributions, at the discretion of the Company’s board of directors. The Company’s distributions may exceed earnings, especially during the period before it has substantially invested the proceeds from the offering. As a result, a portion of the distributions made by the Company may represent a return of capital for U.S. federal income tax purposes. A return of capital is a return of each stockholder’s investment rather than earnings or gains derived from the Company’s investment activities.

Distribution Reinvestment Program

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which an investor may elect to have the full amount of their cash distributions reinvested in additional shares of the Company’s common stock. Participants in the Company’s DRIP are free to elect or revoke reinstatement in the DRIP within a reasonable time as specified in the plan. If an investor does not elect to participate in the plan, the investor will automatically receive any distributions the Company declares in cash. The Company expects to coordinate distribution payment dates so that the same price that is used for the closing date immediately following such distribution payment date will be used to calculate the purchase price for purchasers under the DRIP. The investors’ reinvested distributions will purchase shares at a price equal to 95% of the price that shares are sold in the offering at the closing immediately following the distribution payment date.

Share Repurchase Program

The Company’s board of directors has adopted a Share Repurchase Program (“SRP”) that enables the Company’s stockholders to sell their shares to the Company in limited circumstances.  Beginning on August 24, 2012, which is twelve months after the date on which the Company met the minimum offering requirement, and on a quarterly basis thereafter, the Company intends to offer to repurchase shares on such terms as may be determined by its board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of its board of directors, such repurchases would not be in the Company’s best interests or would violate applicable law.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

The Company intends to limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares of its common stock under its DRIP. At the discretion of the Company’s board of directors, it may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, the Company does not expect to repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year. The Company currently anticipates that it will offer to repurchase such shares on each date of repurchase at 92.5% of the purchase price paid to acquire the shares from the Company for stockholders who have continuously held their shares for at least one year and 95.0% of the purchase price paid to acquire the shares from the Company for stockholders who have continuously held their shares for at least two years.

At September 30, 2011 and December 31, 2010, no shares have been redeemed under the SRP, as the holding period requirement had not been met.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company’s own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued guidance that allows entities to perform a qualitative analysis as the first step in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then a quantitative analysis for impairment is not required. The guidance is effective for interim and annual impairment tests for fiscal periods beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

 Note 3 — Fair Value of Financial Instruments

The Company values all investments in accordance with Accounting Standards Codification (“ASC”) 820. ASC 820 requires enhanced disclosures about assets and liabilities that are measured and reported at fair value. As defined in ASC 820, fair value is the price that would be received when selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Based on the observability of the inputs used in the valuation techniques, the Company is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

•	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2—Valuations based on inputs other than quoted prices in active markets, which are either directly or indirectly observable.

•
Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The inputs used in the determination of fair value may require significant judgment or estimation. Such information may be the result of consensus pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as a Level 3 asset, assuming no additional corroborating evidence.

The Company’s investment portfolio at September 30, 2011 was comprised exclusively of debt instruments for which quoted prices within the categories of Level 1 and Level 2 inputs are not available. Therefore, at September 30, 2011, all investments were valued at fair value as determined in good faith by the board of directors using Level 3 inputs. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at September 30, 2011 may differ materially from values that would have been used had a ready market for the securities existed.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors that is consistent with ASC 820. The Company evaluates the source of inputs, including any markets in which the Company’s investments are trading, in determining fair value.

The following table presents fair value measurements of investments, by major class, as of September 30, 2011 according to the fair value hierarchy (dollars in thousands). There were no investments as of December 31, 2010.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First Lien Secured Debt	$—	$—	$3,951	$3,951
Second Lien Secured Debt	—	—	460	460
Subordinated Secured Debt	—	—	230	230
Total	$—	$—	$4,641	$4,641

The Company does not “control” and is not an “affiliate” of any of its portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if it owned 5% or more of its voting securities.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2011 (dollars in thousands):

	First Lien Secured Debt	Second Lien Secured Debt	Subordinated Secured Debt	Total
Balance as of December 31, 2010	$—	$—	$—	$—
Purchases	4,010	460	230	4,700
Repayments	(59)	—	—	(59)
Balance as of September 30, 2011	$3,951	$460	$230	$4,641

Purchases represent the acquisition of new investments at cost. Repayments represent principal payments received, during the period.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

The composition of the Company’s investments as of September 30, 2011, at amortized cost and fair value were as follows (dollars in thousands):

	Investments at Amortized Cost	Amortized Cost Percentage of Total Portfolio	Investments at Fair Value	Fair Value Percentage of Total Portfolio
First Lien Secured Debt	$3,951	85.1%	$3,951	85.1%
Second Lien Secured Debt	460	9.9	460	9.9
Subordinated Secured Debt	230	5.0	230	5.0
Total	$4,641	100.0%	$4,641	100.0%

Note 4 — Related Party Transactions and Arrangements

The Company’s Adviser owns 0.02 million shares of the Company’s outstanding common stock as of September 30, 2011.

Management and Incentive Fee Compensation to the Adviser

The Adviser and its affiliates will receive fees for services relating to the investment and management of the Company’s assets. The Adviser is entitled to an annual base management fee calculated at an annual rate of 1.5% of the Company’s average gross assets. The management fee will be payable quarterly in arrears, and shall be calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. All or any part of the management fee not taken as to any quarter shall be deferred without interest and may be taken in such other quarter as the Adviser will determine. The management fee for any partial month or quarter will be appropriately prorated.

The incentive fee consists of three parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on 20% of “pre-incentive fee net investment income” but only after the payment of a certain preferred return rate to investors, as defined in the Advisory Agreement, for the immediately preceding quarter and is subordinated to a preferred return to investors each quarter of 1.75% per quarter, or an annualized rate of 7.0%. The second part of the incentive fee, which is referred to as the incentive fee on capital gains during operations, is an incentive fee on capital gains earned on liquidated investments from the Company’s portfolio during operations prior to a liquidation of the Company and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The third part of the incentive fee, which is referred to as the subordinated liquidation incentive fee, equals 20.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as calculated immediately prior to liquidation.

For the three and nine months ended September 30, 2011, the Adviser waived $0.04 million of compensation owed to it for management and incentive fees. No fees were owed to the Adviser at December 31, 2010.

Expense Support Agreement

The Adviser and its affiliates may incur and pay costs and fees on behalf of the Company which are reimbursable to the Adviser. The Company and its Adviser have entered into the Expense Support Agreement whereby the Adviser may pay the Company up to 100% of all offering and operating expenses (“Expense Support Payment”) for any period beginning on the effective date of the IPO, until the Adviser and the Company mutually agree otherwise. Any Expense Support Payment made by the Adviser shall automatically become a liability of the Adviser and the right to such payment shall be an asset of the Company immediately upon notification by the Adviser of its intent to make Expense Support Payments. The Expense Support Payment for any month shall be paid by the Adviser to the Company in any combination of cash or other immediately available funds, and/or offsets against amounts due from the Company to the Adviser, no later than five business days after the end of such month.

Offering and operating expenses subject to this agreement included offering costs incurred in connection with the Company’s ongoing offering of common stock, which are recorded as a component of equity, and expenses as defined by U.S. GAAP, including, without limitation, advisory fees payable and interest on indebtedness for such period, if any.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Pursuant to the terms of the Expense Support Agreement, the Company has agreed to reimburse the Adviser for each Expense Support Payment within three years from the end of the fiscal year in which such Expense Support Payment is made by the Adviser. Reimbursement shall be made as promptly as possible, but only to the extent it does not cause the Company’s operating expenses, excluding organization and offering expenses, Adviser fees and Adviser incentive fees, financing fees and interest, and brokerage commissions and extraordinary expenses to exceed 1.5% of net assets attributable to common shares after taking such payment into account.

If an Expense Support Payment has not been reimbursed prior to the end of the third fiscal year following the date such Expense Support Payment was made, the Company’s obligation to pay such Expense Support Payment shall automatically terminate, and be of no further effect.

As of September 30, 2011, the Adviser had assumed $0.1 million of offering costs and $0.6 million of operating expenses pursuant to the Expense Support Agreement.

Offering Costs

Pursuant to the Company’s Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for offering expenses to the extent that, together with all prior offering expenses, the amounts exceed the greater of $0.1 million or 1.5% of the aggregate gross proceeds from the Company’s on-going offering.

As of September 30, 2011, $0.1 million of offering costs were assumed by the Adviser pursuant to the Expense Support Agreement described above and an additional $0.5 million were recorded as due to affiliate. Until 1.5% of the aggregate gross proceeds exceed $0.1 million, the offering costs recorded as due from affiliate will remain as a receivable to the Company since these deferred offering costs are not obligations of the Company.  As of September 30, 2011, additional offering costs in the amount of $2.6 million have been incurred and are the responsibility of the Adviser. As of December 31, 2010, offering costs incurred of $1.2 million were the responsibility of the Adviser and were recorded as due from affiliate.

Note 5 — Borrowings

In January 2011, the Company entered into an agreement to obtain a revolving line of credit in the amount of $10.0 million with Main Street. The line of credit bears a variable interest rate based on the London Interbank Offered Rate plus 3.50%. The line will be available to the Company until January 2013 and permits the Company to periodically draw on the available funds to purchase securities or pay certain expenses. The line of credit agreement requires the Company to pay a maximum commitment fee of $0.1 million payable based on 1% of each draw of the available funds. This commitment fee is included in deferred financing costs on the Company's balance sheet and is being amortized over the term of the agreement, which is two years. As of September 30, 2011, the Company had deferred financing costs of $0.06 million, net of accumulated amortization of $0.04 million. Borrowings under the line of credit are secured by the assets of the Company including cash, securities, investments property, fixtures and equipment among other assets. At September 30, 2011, $2.2 million was drawn on this facility. For the three and nine months ended September 30, 2011, the Company incurred interest expense related to the outstanding borrowings of $0.01 million and $0.01 million, respectively. For the three months ended September 30, 2010 and for the period from May 5, 2010 (date of inception) to September 30, 2010, the Company incurred no interest expense since there were no outstanding borrowings in 2010.  As of September 30, 2011, the Company had accrued $0.01 million in interest expense related to the outstanding borrowings and included in the interest and credit facility fees payable in the accompanying statement of assets and liabilities.  As of December 31, 2010, the Company had no accrued interest expense since there were no outstanding borrowings in 2010.

Note 6 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

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

Indemnifications

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such an event is remote.

Note 7 — Economic Dependency

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

Note 8 — Common Stock

On July 8, 2010, the Company’s Adviser purchased 0.02 million shares of common stock at $9.00 per share, which represents the public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share, pursuant to a private placement, which contributed an aggregate of $0.2 million to the Company.

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and through September 30, 2011, the Company has sold 0.4 million shares of common stock for gross proceeds of $3.8 million including the purchase made by the Adviser.

Note 9 — Earnings Per Share

In accordance with the provisions of FASB ASC 260, “Earnings per Share” (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and nine months ended September 30, 2011, for three months ended September 30, 2010 and for the period from May 5, 2010 (date of inception) to September 30, 2010 (dollars in thousands except share and per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from May 5, 2010 (Date of Inception) to September 30,
	2011	2010	2011	2010
Basic and diluted
Net increase (decrease) in net assets from operations	$186,046	$(7,748)	$10,882	$(7,748)
Weighted average common shares outstanding	147,578	22,222	64,466	22,222
Earnings (loss) per common share-basic and diluted	$1.26	$(0.35)	$0.17	$(0.35)

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 10 — Distributions

On June 23, 2011, the Company’s board of directors declared a series of distributions representing an annualized yield of 8.11% based on the Company’s current public offering price of $10.00 per share. The monthly distributions will be made to stockholders of record on certain record dates. From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. For nine months ended September 30, 2011 and for the period from May 5, 2010 (date of inception) to September 30, 2010, the Company made no stockholder distributions in the form of cash and/or stock. As of September 30, 2011, the Company has accrued $0.03 million in stockholder distributions that were unpaid.

The Company has not established any limit on the extent to which it may use borrowings, if any, or proceeds from its IPO to fund distributions (which may reduce the amount of capital it ultimately invests in assets). There can be no assurance that the Company will be able to sustain distributions at any particular level.

Note 11 — Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2011 and for the period from May 5, 2010 (date of inception) to September 30, 2010:

	For the Nine Months Ended September 30, 2011	For the Period from May 5, 2010 (Date of Inception) to September 30, 2010
Per share data:
Net asset value, beginning of period	$8.65	$—

Results of operations (1) Net investment income	0.17	(0.35)
Net increase (decrease) in net assets resulting from operations	0.17	(0.35)

Stockholder distributions (2) Distributions from net investment income	(0.07)	—
Net decrease in net assets resulting from stockholder distributions	(0.07)	—

Capital share transactions Issuance of common stock (3)	0.19	9.00
Net increase in net assets resulting from capital share transactions	0.19	9.00
Net asset value, end of period	$8.94	$8.65
Shares outstanding at end of period	388,412	22,222
Total return (5)	4.08%	(3.89)%
Ratio/Supplemental data:
Net assets, end of period	$3,472,860	$192,121
Ratio of net investment income to average net assets (4)(6)	1.53%	(11.78)%
Ratio of operating expenses to average net assets (4)(6)	7.13%	11.78%
Ratio of incentive fees to average net assets (6)	5.22%	—%
Ratio of credit facility related expenses to average net assets (6)	7.13%	—%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

(1)
The per share data was derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense waiver and reimbursement equals ($9.37) for the nine months ended September 30, 2011.  There was no expenses waiver and reimbursement for the period from May 5, 2010 (date of inception) to September 30, 2010.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous offering.

(4)
For the nine months ended September 30, 2011, excluding the expense waiver and reimbursement, the ratio of net investment income and operating expenses to average net assets is (84.71)% and 93.37%, respectively. For the period from May 5, 2010 (date of inception) to September 30, 2010, there was no expense waiver and reimbursement.

(5)
Total return is calculated assuming a purchase of common shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the Company’s dividend reinvestment plan. The total return based on net asset value for the nine months ended September 30, 2011, includes the effect of the expense waiver and reimbursement which equaled (64.50)%. For the period from May 5, 2010 (date of inception) to September 30, 2010, there was no expense waiver and reimbursement. Total returns covering less than a full period are not annualized.

(6)	Ratios are annualized.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

Note 12 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements except for the following:

           The following investments have been acquired from October 1, 2011 to November 14, 2011:

Portfolio Company/Type of Investment	Industry	Cost	Face Value

Avaya Inc.	Telecommunications	$259,500	$300,000
L+450 First Lien Secured Debt
(Maturity -- October 26, 2017)

Central Parking Corp.	Transportation Services	302,750	350,000
L+225 First Lien Secured Debt
(Maturity -- May 22, 2014)

Chrysler Group LLC	Automobile Manufacturing	270,000	300,000
L+475 First Lien Secured Debt
(Maturity -- May 24, 2017)

Harrah's Las Vegas Propco LLC	Hospitality/Gaming	284,000	400,000
L+300 First Lien Secured Debt
(Maturity -- February 13, 2013)

J Jill Group Inc.	Fashion/Retail	482,625	550,000
L+850 First Lien Secured Debt
(Maturity -- March 17, 2017)

K2 Pure Solutions Nocal LP	Chemicals Manufacturing	450,000	450,000
L+775 First Lien Secured Debt
(Maturity -- September 10, 2015)

Open Solutions, Inc.	Computer Software	483,313	550,000
L+213 First Lien Secured Debt
(Maturity -- January 24, 2014)

Southern Pacific Resource Corp.	Oil/Gas Exploration & Drilling	452,250	450,000
L+850 Second Lien Secured Debt
(Maturity -- January 7, 2016)

Texas Competitive Electric Holdings Co. LLC	Utilities	302,625	450,000
L+450 First Lien Secured Debt
(Maturity -- Oct. 10, 2017)

Total Investments		$3,287,063	$$3,800,000

In conjunction with the acquisition of these investments, the Company drew an additional $2.9 million on the Company’s revolving credit facility. The remaining funding for the acquisitions was from net proceeds from the Company’s IPO.

As of November 14, 2011, the Company had issued 0.6 million shares of common stock. Total gross proceeds from these issuances were $5.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q includes forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities and involve certain risks and uncertainties. We have attempted to identify these forward-looking statements by using words such as “may,” “will,” “expects,” “anticipates,” “believes,” “intends,” “should,” “estimates,” “could” or similar expressions. These forward-looking statements are based on information currently available to us and are subject to a number of known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of Form 10-K as filed with the SEC on March 31, 2011.

The following discussion should be read in conjunction with the accompanying financial statements of Business Development Corporation of America and the notes thereto, and other financial information included in the Form 10-K filed with the SEC on March 31, 2011.  As used herein, the terms “we,” “our” and “us” refer to Business Development Corporation of America, a Maryland corporation, and, as required by context, to BDCA Adviser, LLC (the “Adviser”) and its subsidiaries. Business Development Corporation of America is externally managed by the Adviser.

Overview

We incorporated in Maryland on May 5, 2010, as an externally managed, non-diversified closed-end investment company that intends to qualify as a regulated investment company (“RIC”) for U.S. federal income tax purposes for the taxable year ending December 31, 2011 and that has elected to be treated as a business development company (“BDC”), under the Investment Company Act of 1940, as amended (the “1940 Act”). We will, therefore, be required to comply with certain regulatory requirements as promulgated under the 1940 Act. We are managed by the Adviser. The Adviser was formed in Delaware as a private investment management firm and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Adviser oversees the management of its activities and is responsible for making investment decisions for its portfolio.

On January 25, 2011, we commenced our IPO on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 814-00821) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  On November 4, 2011, the Company filed a Post-Effective Amendment to the Registration Statement which reduced the maximum shares offered to 110.0 million. We sold 22,222 shares of common stock to the Adviser, an entity wholly owned by American Realty Capital II, LLC (the “Sponsor”) on July 8, 2010, at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. On August 25, 2011, we had raised sufficient funds to break escrow on our IPO and commenced operations as of that date. As of September 30, 2011, we had issued 0.4 million shares of our common stock for gross proceeds of $3.8 million including the purchase made by the Adviser.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we have to invest at least 70% of our total assets in “qualifying assets,” including securities of U.S. operating companies whose securities are not listed on a national securities exchange, U.S. operating companies with listed securities that have market capitalizations of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities (excluding borrowings) to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions.

Significant Accounting Estimates and Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating plans occur we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

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

Valuation of Portfolio Investments

Investments for which market quotations are readily available will be valued at such market quotations. For investments for which market quotations are not available or when such market quotations are deemed not to represent fair value, we undertake a multi-step valuation process each quarter, as described below:

•	Each portfolio company or investment will be valued by the Adviser, potentially with assistance from one or more independent valuation firms engaged by our board of directors;

•	The independent valuation firm(s), if involved, will conduct independent appraisals and make an independent assessment of the value of each investment;

•
The audit committee of our board of directors reviews each preliminary valuation and our Adviser and an independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee; and

•
Our board of directors discusses the valuations and determines the fair value of each investment, in good faith, based on the input of our Adviser, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

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

Portfolio and Investment Activity

During the three and nine months ended September 30, 2011, we made $4.7 million of investments in new portfolio companies and had $0.06 million in aggregate amount of exits and repayments, resulting in net investments of $4.6 million for the period. We had no investments as of September 30, 2010.

Our portfolio composition based on fair value at September 30, 2011 and December 31, 2010 was as follows:

	At September 30, 2011		At December 31, 2010
	Percentage of Total Portfolio	Weighted Average Current Yield	Percentage of Total Portfolio	Weighted Average Current Yield
First Lien Secured Debt	85.1%	12.6%	—%	—%
Second Lien Secured Debt	9.9	16.0	—	—
Subordinated Secured Debt	5.0	12.0	—	—
Total	100.0%	12.9%	—%	—%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2011 and December 31, 2010 (dollars in thousands):

	At September 30, 2011		At December 31, 2010
	Investments at Fair Value	Percentage of Total Portfolio	Investments at Fair Value	Percentage of Total Portfolio

Media/Marketing	$1,545	33.2%	$—	—%
Manufacturing	1,271	27.3	—	—
Construction Materials	460	9.9	—	—
Auto Parts & Equipment	230	5.0	—	—
Aviation Services	230	5.0	—	—
Logistics	230	5.0	—	—
Oil & Gas Equipment & Services	230	5.0	—	—
Professional Services	230	5.0	—	—
Recreational Vehicles	215	4.6	—	—
Total	$4,641	100.0%	$—	—%

RESULTS OF OPERATIONS

Operating results for the three and nine months ended September 30, 2011, for three months ended September 30, 2010 and for the period from May 5, 2010 (date of inception) to September 30, 2010 are as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2011	2010

Total investment income	$62	$—
Total expenses (credits), net	(124)	8
Net investment income (loss)	186	(8)
Net increase (decrease) in net assets resulting from operations	$186	$(8)

	For the Nine Months Ended September 30,	For the Period from May 5, 2010 (Date of Inception) to September 30,
	2011	2010

Total investment income	$62	$—
Total expenses, net	51	8
Net investment income (loss)	11	(8)
Net increase (decrease) in net assets resulting from operations	$11	$(8)

Investment Income

For the three and nine months ended September 30, 2011, total investment income was $0.06 million, and was attributable to the 13 investments in debt securities made on August 25, 2011. We held no investments during the 2010 periods.

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2011, for three months ended September 30, 2010 and for the period from May 5, 2010 (date of inception) to September 30, 2010 was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2011	2010

Contract termination fee	$320	$—
Interest and credit facility expenses	26	—
Organization expenses	—	8
Management fees	7	—
Incentive fees	37	—
General & administrative expenses	100	—
Operating expenses before expense waivers and reimbursements	490	8
Waiver of management and incentive fees	(44)	—
Expense support reimbursement	(570)	—
Total operating expenses (credits) net of expense waivers and reimbursements	$(124)	$8

	For the Nine Months Ended September 30,	For the Period from May 5, 2010 (Date of Inception) to September 30,
	2011	2010

Contract termination fee	$320	$—
Interest and credit facility expenses	51	—
Organization expenses	—	8
Management fees	7	—
Incentive fees	37	—
General & administrative expenses	250	—
Operating expenses before expense waiver and reimbursements	665	8
Waiver of management and incentive fees	(44)	—
Expense support reimbursement	(570)
Total operating expenses net of expense waivers and reimbursements	$51	$8

Contract termination fees for the three and nine months ended September 30, 2011 were costs incurred to terminate the sub-advisory agreement with Main Street. This amount was assumed by the Adviser pursuant to the Expense Support Agreement described in Note 4 to the financial statements– Related Party Transactions and Arrangements, included in this report.  Interest and credit facility expenses for the three and nine months ended September 30, 2011 were comprised of amortization of deferred financing costs related to our line of credit facility and to a lesser extent, interest on the $2.2 million outstanding on the credit facility from August 25, 2011 to September 30, 2011. For the three and nine months ended September 30, 2011, management fees of $0.01 million and incentive fees of $0.04 million were incurred but waived by the Adviser. General and administrative expenses for the three and nine months ended September 30, 2011 were comprised mainly of insurance expense, board of directors’ fees and professional fees incurred for accounting and servicing of the investment portfolio. These expenses for the three and nine month periods were assumed by the Adviser pursuant to the Expense Support Agreement.

General and administrative expenses for the periods ended September 30, 2010 were primarily insurance expense and administrative expenses for organizational costs.

Net Realized Gains (Losses) from Investments

For the three and nine months ended September 30, 2011, we had $0.06 million of principal repayments, resulting in no realized gain (loss). We had no investments in 2010.

Net Unrealized Appreciation/Depreciation on Investments

For the three and nine months ended September 30, 2011, our investments had no unrealized appreciation / depreciation. We had no investments in 2010.

Changes in Net Assets from Operations

For the nine months ended September 30, 2011, we recorded a net increase in net assets resulting from operations of $0.01 million versus a net decrease in net assets resulting from operations of $0.01 million for the period from May 5, 2010 (date of inception) to September 30, 2010. The difference is attributable to an increase in net investment income offset by an increase in interest expense for the period ended September 30, 2011, as compared to period in the prior year after the effect of fees and expenses which were waived or assumed by the Adviser. Based on weighted average common shares outstanding for the periods ended September 30, 2011 and 2010, respectively, our per share net increase in net assets resulting from operations was $0.17 for the nine months ended September 30, 2011, versus a per share net decrease in net assets resulting from operations of $0.35 for the period from May 5, 2010 (date of inception) to September 30, 2010.

Cash Flows for the Nine Months Ended September 30, 2011

During the nine months ended September 30, 2011, net cash used in operating activities was $4.3 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemption and sales of portfolio investments among other factors. Cash flows provided by operating activities during the nine months ended September 30, 2011 were mainly due to net income adjusted for a non-cash item of $0.04 million (amortization of deferred credit facility financing costs) increases in accounts payable of $0.4 million and principal payments received on investments of $0.06 million offset by cash used in operating activities of $4.7 million for purchases of investments, $0.05 million from increases in interest receivable and $0.04 million from increases in prepaid expenses and other assets.

Net cash provided by financing activities of $4.7 million during the nine months ended September 30, 2011 related to net proceeds from the issuance of common stock of $3.3 million, and proceeds on line of credit of $2.2 million and net proceeds from affiliates of $0.5 million. These inflows were partially offset by payments of deferred offering costs of $1.3 million and payments of financing costs of $0.02 million.

Cash Flows for the Period from May 5, 2010 (date of inception) to September 30, 2010

Cash flows used in operating activities were due to net loss of $0.01 million, partially offset by an increase of $0.01 million in accounts payable and accrued expenses.

Net cash provided by financing activities consisted of proceeds from the issuance of common stock of $0.2 million, partially offset by payments related to offering costs of $0.2 million.

Liquidity and Capital Resources

We will generate cash from the net proceeds of our ongoing continuous initial public offering and, as our portfolio of investments builds, from cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments. On May 7, 2010, we filed the Registration Statement with the SEC to register our common stock. The Registration Statement, as amended on November 4, 2011, offering for sale up to $1.1 billion of shares of common stock (110 million shares at $10 per share) (the "Offering"), was declared effective on January 27, 2011, at which time our IPO commenced. On November 4, 2011, the Company filed a Post-Effective Amendment to the Registration Statement which reduced the maximum shares offered to 110.0 million.

Our principal demands for funds in both the short-term and long-term will be for portfolio investments, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, repurchases under our stock repurchase plan, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for investment activities will be met through net proceeds received from the sale of common stock through our public offering. We may also from time to time enter into other agreements with third parties whereby third parties will contribute to specific investment opportunities. Items other than investment acquisitions are expected to be met from a combination of the proceeds from the sale of common stock, cash flows from operations, and, during our IPO, reimbursements from the Adviser. Management expects that in the future, as our investment portfolio grows, our investments will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings, proceeds from the sale of investments and undistributed funds from operations. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders.  Our ability to access the equity markets will be dependent on a number of factors as well, including general market conditions for business development companies and market perceptions about us.

In January 2011, we entered into an agreement to obtain a revolving line of credit in the amount of $10.0 million with Main Street. The line of credit bears a variable interest rate based on the London Inter Bank Offered Rate plus 3.50%. The line will be available to us until January 2013 and permits us to periodically draw on the available funds to purchase securities or pay certain expenses. The line of credit agreement requires us to pay a commitment fee of $0.1 million payable based on 1% of each draw on the available funds. Borrowings under the line of credit are secured by our assets including cash, securities, investments property, fixtures and equipment among other assets. At September 30, 2011, we had $2.2 million outstanding on this facility.

Our cash is deposited in either commercial bank accounts or custody accounts and may be deposited in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Distributions

On June 23, 2011, our board of directors declared a series of distributions representing an annualized yield of 8.11% based on our current public offering price of $10.00 per share.  The monthly distributions are made based on record dates beginning August 25, 2011. From time to time, we may also pay interim distributions at the discretion of our Board of Directors. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our IPO. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from our IPO to fund distributions (which may reduce the amount of capital we ultimately invest in assets). There can be no assurance that we will be able to sustain distributions at any particular level.

Election as a RIC

We intend to elect to be treated as a RIC under Subchapter M of the Code commencing 2011. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

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

Related-Party Transactions and Agreements

We have entered into agreements with affiliates of American Realty Capital II, LLC, whereby we pay certain fees or reimbursements to our Adviser or its affiliates in connection with asset and service fees, reimbursement of operating costs and offering related costs. See Note 4 – Related Party Transactions and Arrangements in our financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at September 30, 2011 (dollar amounts in thousands):

		Payment Due by Period
	Total	October 1 to December 31, 2011	2012-2013	2014-2015	Thereafter

Revolving line of credit	$2,200	$—	$2,200	$—	$—
Interest on revolving line of credit (1)	101	20	81	—	—
Total contractual obligations	$2,301	$20	$2,281	$—	$—

(1)	Interest rate on variable rate debt is based on rate as of September 30, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

As of September 30, 2011, our debt included variable-rate debt, bearing a variable interest rate at the London Interbank Offered Rate plus 3.50%, with a carrying value of $2.2 million. Assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity, a 100 basis point move in interest rates up or down from their September 30, 2011 levels, would increase or decrease our interest expense and net income by $0.02 million annually. We are also exposed to changes in the fair value of our investment portfolio due to changes in market interest rates. At September 30, 2011, our investment portfolio was comprised of 100% fixed rate debt instruments. The effect of a 100 basis point increase or decrease in interest rates from their September 30, 2011 levels would result in an increase or decrease in NAV of $963 or 0.04% due to changes in the fair value of our assets.

These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assume no other changes in our capital structure.

Because we may borrow money to make investments, our net investment income may be dependent on the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of increasing interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the periods covered by this report, we did not engage in interest rate hedging activities.

Item 4.   Controls and Procedures.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Neither we nor our Adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and the risk below, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K and the risk below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

     Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the United States (the “U.S.”) from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government's sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government's credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.  In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may exert downward pressure on our stock price.  Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. [Removed and Reserved.]

Item 5. Other Information.

The Company and its Adviser have entered into an Expense Support Agreement pursuant to which the Adviser has agreed to pay up to 100% of the Company’s offering and operating expenses, and the Company has agreed to reimburse the Adviser under certain circumstances. See Note 4 — Related Party Transactions and Arrangements to the Financial Statements included else where in this report for additional information on this agreement.

Item 6. Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

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
Brian S. Block
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

  Date: November 14, 2011

EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 8, 2011 and herein incorporated by reference).

3.2	Bylaws (previously filed as Exhibit(b) to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form N - 2 filed November 24, 2010 and herein incorporated by reference).

10.1	Assignment and Assumption Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2011 and herein incorporated by reference).

10.2
Custody Agreement (previously filed as Exhibit (j) to the Company’s Post-Effective Amendment No. 2 to its Registration Statement on Form N-2 filed on September 1, 2011 and herein incorporated by reference).

10.3
Escrow Agreement (previously filed as Exhibit (k)(2) to the Company’s Post-Effective Amendment No. 2 to its Registration Statement on Form N-2 filed on September 1, 2011 and herein incorporated by reference).

10.4	Expense Support Agreement dated November 9, 2011.

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