Form 10-Q/A
period 2011-09-30
Business Development Corp of America
filed 2011-11-21
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
AMENDMENT NO. 1

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 18, 2011 was 695,942.

EXPLANATORY NOTE

Business Development Corporation of America (the “Company”) is filing this amendment (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on November 14, 2011, to correct references to the Company’s maximum offering size, which was inadvertently lowered in the Company’s Post-Effective Amendment No. 3 to the Registration Statement filed on November 4, 2011. We intend to file a prospectus that will reflect that the Company’s maximum offering size continues to be 150,000,000 shares of common stock.

This Form 10-Q/A does not revise, update or in any way affect any information or disclosure contained in the Form 10Q, including our Financial Statements or Management’s Discussion and Analysis of Financial Condition and Results of Operation except as described above.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

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

Liquidity and Capital Resources

We will generate cash from the net proceeds of our ongoing continuous initial public offering and, as our portfolio of investments builds, from cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments. On May 7, 2010, we filed the Registration Statement with the SEC to register our common stock. The Registration Statement, offering for sale up to $1.5 billion of shares of common stock (150 million shares at $10 per share) (the "Offering"), was declared effective on January 27, 2011, at which time our IPO commenced.

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

  Date: November 21, 2011

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

10.4	Expense Support Agreement dated November 9, 2011 (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011 and herein incorporated by reference).

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