Form 10-K
period 2011-12-31
Business Development Corp of America
filed 2012-03-19
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-54251
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

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value
$0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

    There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2 (File No. 333-166636), which shares are being sold at $10.26 per share as of December 31, 2011, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price below net asset value per share. At June 30, 2011, no shares had been issued to the public.
There were 2,088,184 shares of the Registrant’s common stock outstanding as of March 9, 2012.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

Forward Looking Statements

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	actual and potential conflicts of interest with our Adviser and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability to qualify and maintain our qualification as a RIC and a BDC; and

•	the impact on our business of Dodd-Frank and the rules and regulations issued thereunder.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1. BUSINESS
GENERAL

We are a specialty finance company incorporated in Maryland in May 2010. We are managed by BDCA Adviser, LLC (the "Adviser"), a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Our Adviser is controlled by Nicholas S. Schorsch, our chairman and chief executive officer, and William M. Kahane, our president and director through their ownership of AR Capital, LLC (formerly known as American Realty Capital II, LLC) (the "Sponsor").

On January 25, 2011, we commenced our initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. We sold 22,222 shares of common stock to our Adviser on July 8, 2010, at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. On August 25, 2011, we raised sufficient funds to break escrow on our IPO and commenced operations as of that date. As of December 31, 2011, we had issued 0.9 million shares of common stock for gross proceeds of $9.1 million including the purchase made by the Adviser and shares issued under our distribution reinvestment plan ("DRIP").

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We anticipate that during our offering period we will invest largely in first and second lien senior secured loans and mezzanine debt issued by middle market companies. We may also purchase interests in loans through secondary market transactions in the "over-the-counter" market for institutional loans. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. We define middle market companies as those with annual revenues between $10 million and $1 billion. We expect that investments will generally range between approximately $1 million and $25 million, although this investment size will vary proportionately with the size of our capital base. As we increase our capital base during our offering period, we will invest in, and ultimately intend to have a substantial portion of our assets invested in, customized direct loans to and to a lesser extent, equity securities of middle market companies. In most cases, companies to whom we provide customized financing solutions will be privately held at the time we invest in them.

As of December 31, 2011, our investment portfolio totaled $14.3 million and consisted of $9.1 million of senior secured first lien loans, $3.0 million of senior secured second lien loans, $1.4 million of senior secured bonds, $0.2 million of subordinated debt and $0.6 million of equity and other investments. Our overall portfolio consisted of 35 companies with an average investment size of $0.4 million, a weighted average coupon on debt investments of 9.4% exclusive of any loan discounts, and was invested 64.0% in senior secured first lien loans, 21.0% in senior secured second lien loans, 9.6% in senior secured bonds, 1.6% in subordinated debt and 3.8% in equity and other investments.

While the structure of our investments is likely to vary, we may invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants and other instruments, many of which generate current yields. During our offering period and thereafter, if our Adviser deems appropriate, we may invest in more liquid senior secured and second lien debt securities, some of which may be traded on a national securities exchange. We will make such investments to the extent allowed by the Investment Company Act of 1940, as amended (the “1940 Act”) and consistent with our continued qualification as a regulated investment company (“RIC”) for federal income tax purposes. For a discussion of the risks inherent in our portfolio investments, please see the discussion under Part I, Item 1A “Risk Factors”.

As a business development company ("BDC"), we are required to comply with certain regulatory requirements. For instance, we have to invest at least 70% of our total assets in “qualifying assets,” including securities of U.S. operating companies whose securities are not listed on a national securities exchange (i.e., New York Stock Exchange, American Stock Exchange and The NASDAQ Global Market), U.S. operating companies with listed securities that have equity market capitalizations of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities (excluding borrowings) to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions.

Our Adviser has engaged Main Street Capital Corporation, an internally-managed BDC, to act as a consultant to the Adviser, offering advice and guidance with respect to certain back-office and compliance functions including, but not limited to, compliance with the 1940 Act rules and regulations, RIC compliance, investment company accounting matters and other applicable regulatory and operational service issues. We have entered into a fund administration servicing agreement and a fund accounting servicing agreement with US Bancorp Fund Services, LLC (the “Administrator”). Our Administrator provides the administrative services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for us to operate.

MARKET OPPORTUNITY

We believe that the banking and financial services crisis that began in the summer of 2007 and the resulting credit crisis have created a unique opportunity for specialty financial services companies with experience in investing in middle market companies to make investments with attractive yields and significant opportunities for sharing in new value creation. Our current opportunity is highlighted by the following factors:

•
Large pool of uninvested private equity capital likely to seek additional capital to support private investments. We believe there remains a large pool of uninvested private equity capital available to middle market companies. We expect that private equity firms will be active investors in middle market companies and that these private equity firms will seek to supplement their equity investments with senior secured and junior loans and equity co-investments from other sources, such as us.

•
Credit crises and consolidation among commercial banks has reduced the focus on middle market business. The commercial banks in the United States, which have traditionally been the primary source of capital to middle market companies, have experienced consolidation, unprecedented loan losses, capital impairments and stricter regulatory scrutiny, which have led to a significant tightening of credit standards and substantially reduced loan volume to the middle market. Many financial institutions that have historically loaned to middle market companies have failed or been acquired, and we believe that larger financial institutions are now more focused on syndicated lending to larger corporations and are allocating capital to business lines that generate fee income and involve less balance sheet risk. We believe this market dynamic will provide us with numerous opportunities to originate new debt and equity investments in middle market companies. While we believe the credit crisis and the resultant market dynamic have created a unique opportunity for us, we also note that the credit crisis and current tenuous economic environment also present certain risks to our success. Unfavorable economic conditions or other factors could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

•
Limited market for collateralized debt obligations, or CDOs, or collateralized loan obligations, or CLOs. Prior to the credit crisis, these asset-backed vehicles were used by many funds and BDCs to provide inexpensive capital to fund additional investments. We also believe that some specialty finance companies that heavily utilized this funding vehicle may be forced to liquidate assets to meet obligations under these vehicles and may have limited access to equity capital due to their shrinking balance sheets, potentially providing us with opportunities to purchase loans at attractive values and also reducing competition for future investments.

•
Favorable Pricing Environment in the Secondary Loan Market. Lower valuation levels, combined with reduced liquidity in the secondary loan market, have created opportunities to acquire relatively high yielding senior and subordinated loans, both secured and unsecured, at potentially attractive prices.

BUSINESS STRATEGY

Our long-term investment objective is to generate both current income and long-term capital appreciation through debt and equity investments. We anticipate that during our offering period we will invest largely in first and second lien senior secured loans and mezzanine debt issued by middle market companies. We have adopted the following business strategy to achieve our investment objectives:

•
Utilize the experience and expertise of the principals of our Adviser. Our Adviser’s senior management team, through affiliates of AR Capital, LLC, has sponsored nine publicly-offered REITS. The four principals of our Adviser, namely Nicholas S. Schorsch, William M. Kahane, Brian S. Block and Peter M. Budko, have a broad network of contacts with financial sponsors, commercial and investment banks and leaders within a number of industries that we believe will produce significant proprietary investment opportunities outside the normal banking auction process.

•
Focus on middle market companies with stable cash flow. We believe that there are relatively few finance companies focused on transactions involving middle market companies, and this is one factor that allows us to negotiate favorable investment terms. Such favorable terms include higher debt yields and lower leverage levels, more significant covenant protection and greater equity participation than typical of transactions involving larger companies. We generally will invest in established companies with positive cash flow. We believe these companies posses better risk-adjusted return profiles than newer companies that are building management or in early stages of building a revenue base. These middle market companies represent a significant portion of the U.S. economy and often require substantial capital investment to grow their businesses.

•
Employ disciplined underwriting policies and rigorous portfolio management. We employ an extensive underwriting process which includes a review of the prospects, competitive position, financial performance and industry dynamics of each potential portfolio company. In addition, we perform substantial due diligence on potential investments, and seek to invest with management teams and/or private equity sponsors who have proven capabilities in building value. We offer managerial assistance to our portfolio companies, giving them access to our investment experience, direct industry expertise and contacts, and allowing us to continually monitor their progress. As part of the monitoring process, our Adviser, analyzes monthly and quarterly financial statements versus the previous periods and year, review financial projections and may perform other procedures including meeting with management, attending board meetings and reviewing compliance certificates and covenants.

•
Focus on long-term credit performance and principal protection. We structure our customized loan investments on a conservative basis with high cash yields, first and/or second lien security interests where possible, cash origination fees, and low leverage levels. We seek strong deal protections for our customized debt investments, including default penalties, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe these protections will reduce our risk of capital loss.

•
Diversification. We seek to diversify our portfolio broadly among companies in a multitude of different industries, thereby reducing the concentration of credit risk in any one company or sector of the economy. We can not guarantee that we will be successful in this effort.

DEAL ORIGINATION

The principals of our Adviser have extensive relationships with loan syndication and trading desks, lending groups, management teams, investment bankers, business brokers, attorneys, accountants and other persons whom we believe will continue to provide us with significant investment opportunities. We believe these relationships provide us with competitive advantages over other publicly-traded BDCs and other direct participation programs such as public non-traded REITs and public non-traded BDCs.

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

Our investment philosophy and portfolio construction involves:

•	An assessment of the overall macroeconomic environment and financial markets;

•	Company-specific research and analysis; and

•	An emphasis on capital preservation, low volatility and minimization of downside risk.

The foundation of our investment philosophy is intensive credit investment analysis, strict sales discipline based on fundamental value-oriented research and diversification. We follow a rigorous selection process based on:

•	A comprehensive analysis of issuer creditworthiness, including a quantitative and qualitative assessment of the issuer’s business;

•	An evaluation of the management team;

•	An analysis of business strategy and long-term industry trends; and

•	An in-depth examination of capital structure, financial results and financial projections.

We seek to identify those issuers exhibiting superior fundamental risk-return profiles with a particular focus on investments with the following characteristics:

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

INTENSIVE CREDIT ANALYSIS/DUE DILIGENCE

The process through which we make investment decisions with respect to a customized financing transaction involves extensive research into the target company, its industry, its growth prospects and its ability to withstand adverse conditions. If the senior investment professional responsible for the transaction determines that an investment opportunity should be pursued, we engage in an intensive due diligence process. Though each transaction involves a somewhat different approach, the regular due diligence steps generally to be undertaken may include:

•	Meeting with senior management to understand the business more fully and evaluate the ability of the senior management team;

•	Checking management backgrounds and references;

•	Performing a detailed review of financial performance and earnings;

•	Visiting the headquarters and other company locations and meeting with management;

•	Contacting customers and vendors to assess both business prospects and industry practices;

•	Conducting a competitive analysis, and comparing the issuer to its main competitors;

•	Researching industry and financial publications to understand industry wide growth trends;

•	Assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth; and

•	Investigating legal risks and financial and accounting systems.

For the majority of over-the-counter debt securities available on the secondary market, a comprehensive credit analysis will be conducted and continuously maintained by our Adviser, the results of which are available for the transaction team to review. Our due diligence process with respect to over-the-counter debt securities is necessarily less intensive than that followed for customized financings. The issuers in these private debt placements tend to be rated and have placement agents who conduct due diligence prior to placing the securities. Moreover, these private placements generally have tight timetables for making investment decisions.

INVESTMENTS

We anticipate that during our offering period we will invest largely in senior secured and second lien debt securities issued by middle market companies in private placements and negotiated transactions that are traded in private over-the-counter markets for institutional investors, which we refer to as over-the-counter debt securities. We define middle market companies as those with annual revenues between $10 million and $1 billion. We expect that our investments will generally range between approximately $1 million and $25 million, although this investment size will vary proportionately with the size of our capital base. As we increase our capital base during our offering period, we will begin investing in, and ultimately intend to have a substantial portion of our assets invested in, customized direct loans to and equity securities of middle market companies. In most cases, companies to whom we provide customized financing solutions will be privately held at the time we invest in them.

While the structure of our investments is likely to vary, we may invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants and other instruments, many of which generate current yields. However, during our offering period and thereafter, if our Adviser deems appropriate, we may invest in more liquid senior secured and second lien debt securities of middle market companies, some of which may be traded on a national securities exchange. We will make such investments to the extent allowed by the 1940 Act and consistent with our continued qualification as a RIC. For a discussion of the risks inherent in our portfolio investments, please see the discussion under Part I, Item 1A “Risk Factors”.

We strive to structure our debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. We seek to structure our debt investments so that they often are collateralized by a first or second lien on the assets of the portfolio company. We seek to tailor the terms of our debt investments to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of our return is monthly cash interest that we collect on our debt investments.

PORTFOLIO MONITORING

With respect to customized financing transactions, our Adviser monitors our portfolio companies to determine if each company is meeting its business plan and to assesses the appropriate course of action for each company.

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

DETERMINATION OF NET ASSET VALUE

We, with the assistance of our Adviser, will determine the net asset value of our investment portfolio each quarter. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by our board of directors. In connection with that determination, we anticipate that our Adviser will prepare portfolio company valuations using relevant inputs, including but not limited to indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts.

In September 2006, the Financial Accounting Standards Board issued guidance which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

DETERMINATIONS IN CONNECTION WITH OFFERINGS

As of December 31, 2011, we are selling our shares on a continuous basis at an offering price of $10.26 per share; however, to the extent that our net asset value increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. To the extent that the net asset value per share increases subsequent to the last closing, the offering price per share may increase. In the event of a material decline in our net asset value per share, which we consider to be a 5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Therefore, persons who subscribe for shares of our common stock in this offering must submit subscriptions for a certain dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock. In connection with each closing date of shares of our common stock, the board of directors or a committee thereof is required within 48 hours of the time that each closing and sale is made to make the determination that we are not selling shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, is below our then current net asset value per share. The board of directors or a committee thereof will consider the following factors, among others, in making such determination:

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

In addition, a decline in our net asset value per share to an amount more than 5% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 5% below our current net offering price and (ii) our board of directors believes that such decrease in the net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our board of directors will undertake to establish a new net offering price that is not more than 5% above our net asset value per share, net of selling commissions and dealer manager fees. If our board of directors determines that the decline in our net asset value per share is the result of a temporary movement in the credit markets, investors will purchase shares at an offering price per share, net of selling commissions and dealer manager fees, which represents a premium to the net asset value per share of greater than 5%.

These processes and procedures are part of our compliance policies and procedures. Records will be made contemporaneously with all determinations described in this section and these records will be maintained with other records we are required to maintain under the 1940 Act. Promptly following any adjustment to the offering price per share of our common stock, we will update our prospectus by filing a prospectus supplement with the SEC. We will also make updated information available via our website.

LEVERAGE

We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage.

We have entered into a loan agreement with Main Street Capital Corporation for a $10,000,000 senior secured revolving credit facility. The credit facility matures on January 14, 2013, unless earlier accelerated upon an event of default. Borrowings under the credit facility bear interest at a floating rate of the London Interbank Offered Rate (“LIBOR”) plus 3.50% per annum, payable in cash, on the outstanding principal balance. Borrowings under the new credit facility are secured by all of our assets (owned currently or subsequently acquired), all of the assets of any of our subsidiaries and a pledge of equity ownership interests of all current and future subsidiaries.

We expect to use the proceeds of the credit facility to fund investments in portfolio companies and to pay certain fees and expenses related to the loan agreement. The loan agreement contains affirmative and negative covenants usual and customary for leveraged financings, including covenants to provide information to Main Street on a regular basis, preserve our corporate existence, comply with applicable laws, including the 1940 Act, pay our obligations when they become due, and invest the proceeds of our offering in accordance with the strategies and procedures described in this Annual Report. The loan agreement contains usual and customary default provisions including, without limitation: (i) a default in the payment of interest and principal; (ii) insolvency or bankruptcy of the borrower; (iii) a material adverse change in our business; or (iv) breach of any covenant, representation or warranty in the loan agreement or other credit documents and failure to cure such breach within defined periods. As of December 31, 2011, we had $5.9 million outstanding under the senior secured revolving credit facility.

We expect that in the future, we may use other sources of financing for our investments such as proceeds from secured or unsecured financings from banks or other lenders or proceeds from private offerings. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders.

ELECTION TO BE TAXED AS A RIC

We intend to elect to be treated as a RIC under Subchapter M of the Code effective for our taxable year ended December 31, 2011, and to annually qualify as a RIC thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the Annual Distribution Requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

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

OUR ADVISER

Pursuant to the Investment Advisory and Management Services Agreement (the "Advisory Agreement"), our Adviser oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio. We believe that the network of relationships between our Adviser’s senior management team and the business communities in which their affiliated real estate investment trust (“REITs”) operate, are key channels through which we will access significant investment opportunities.

ABOUT BDCA ADVISER, LLC

Our Adviser, BDCA Adviser, LLC, is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. Our Adviser is wholly owned by AR Capital, LLC, a company which is indirectly majority-owned by Nicholas S. Schorsch, our chairman and chief executive officer, and William M. Kahane, our president and a director, which has sponsored nine publically offered REIT's and as of December 31, 2011 had over $2.6 billion in assets under management.

Members of our Adviser’s management team have sponsored nine publicly offered REITs which include: American Realty Capital Trust, Inc., or ARCT, a public REIT organized on August 17, 2010, whose shares are listed on the NASDAQ Global Select Market under the symbol ARCT, that focuses on acquiring a diversified portfolio of freestanding, single-tenant retail and commercial properties that are net leased to investment grade and other creditworthy tenants; American Realty Capital New York Recover REIT, Inc., or NYRR, a non-traded public REIT organized on October 6, 2010, that focuses on acquiring high quality income-producing commercial real estate located in the New York metropolitan area; Phillips Edison — ARC Shopping Center REIT, Inc. or PEARC, a non-traded public REIT organized on October 13, 2009 that invests primarily in necessity-based neighborhood and community shopping centers throughout the United States with a focus on well-located grocery-anchored shopping centers that are well occupied at the time of purchase and typically cost less than $20 million per property; American Realty Capital — Retail Centers of America, Inc. or ARC RCA, a non-traded public REIT organized on July 29, 2010 that focuses on acquiring existing anchored, stabilized core retail properties, including power centers, lifestyle centers and grocery-anchored shopping centers; American Realty Capital Healthcare Trust, Inc., or ARC HT, a non-traded public REIT organized on August 23, 2010 that focuses on acquiring a diversified portfolio of real estate properties, focusing primarily on medical office buildings and healthcare-related facilities; American Realty Capital Daily Net Asset Value Trust, Inc., or ARC Daily NAV, a non-traded public REIT organized on September 10, 2010 that intends to acquire primarily free-standing, single-tenant bank branch, convenience store, retail, office and industrial properties that are double-net and triple-net leased to investment grade and other creditworthy tenants; American Realty Capital Global Daily Net Asset Value Trust, Inc., or ARC Global Daily NAV, a non-traded public REIT organized on July 13, 2011, that intends to to acquire a diversified portfolio of commercial properties, with an emphasis on sale-leaseback transactions involving single tenant net-leased commercial properties in the U.S. and abroad; American Realty Capital Trust III, Inc., or ARCT III, a non-traded public REIT organized on October 15, 2010 that acquires primarily free-standing single-tenant retail properties net leased to investment grade and other creditworthy tenants; and, American Realty Capital Properties, Inc., a public REIT organized on December 2, 2010, whose shares are listed on the NASDAQ Capital Market under the symbol ARCP that invests in commercial properties net leased under medium term leases.

COMPETITIVE ADVANTAGES

We believe that we have the following competitive advantages over other publicly-traded BDCs and other direct participation programs such as public non-traded REITs and public non-traded BDCs:

•
The principals of our Adviser have extensive relationships with numerous originators and underwriters of middle market loans. We pursue a rigorous process of reviewing and analyzing the prior performance of any prospective financing partner as a means of identifying middle market loan originators and underwriters with outstanding investment track records. These middle market loan originators are expected to be our primary source of middle market investment opportunities.

COMPLIANCE

We and our Adviser have adopted and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, and our board of directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation. We have designated Kamal Jafarnia as our chief compliance officer. Currently, Mr. Jafarnia also serves as chief compliance officer for our Adviser.

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

STAFFING

We do not currently have any employees and do not expect to have any employees in the foreseeable future. The services necessary for the operation of our business are provided to us by our officers and the employees of our Adviser and our Administrator pursuant to the terms of the Advisory Agreement and the servicing agreements that we have entered into with our Administrator.

REGULATION

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act also requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities.

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

As a BDC, we are not permitted to invest in any portfolio company in which our Adviser or any of their affiliates currently have an investment or to make any co-investments with our Adviser or any of their affiliates without an exemptive order from the SEC.

As a BDC, we may be periodically examined by the SEC for compliance with the 1940 Act. Our Advisers is a registered investment adviser and is also subject to examination by the SEC.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

1.Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a.is organized under the laws of, and has its principal place of business in, the United States;
b.is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.satisfies any of the following:
i.does not have any class of securities that is traded on a national securities exchange;
ii.has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or
iv.is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
2.Securities of any eligible portfolio company that we control.
3.Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
5.Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6.Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

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

Indebtedness and senior securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provision to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, See “Risk Factors — Risks Related to Business Development Companies — Regulations governing our operation as a business development company and RIC will affect our ability to raise, and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth.”

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
Our code of ethics is posted on our website at www.BDCofAmerica.com and was filed with the SEC as an exhibit to the registration statement (Registration No. 333-166636) for our initial public offering. You may read and copy the code of ethics at the SEC's Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the code of ethics is available on the EDGAR Database on the SEC's Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, Washington, D.C. 20549.

Proxy voting policies and procedures

We delegate our proxy voting responsibility to our Adviser. The proxy voting policies and procedures that our Adviser follows are set forth below and are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act. The guidelines will be reviewed periodically by our Adviser and our non-interested directors, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, our Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.

Our Adviser will vote proxies relating to our securities in the best interest of its clients’ stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by its clients. Although our Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

The proxy voting decisions of our Adviser are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how our Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Financial Officer, 405 Park Avenue, 15th Floor New York, NY 10022.

RESOLUTION OF POTENTIAL CONFLICTS OF INTEREST; EQUITABLE ALLOCATION OF INVESTMENT OPPORTUNITIES

Our Adviser and certain of its affiliates have certain conflicts of interest in connection with the management of our business affairs, including, but not limited to, the following:

•
Our Adviser and its respective affiliates must allocate their time between advising us and managing other investment activities and business activities in which they may be involved, including, with respect to the Adviser, the other programs sponsored by affiliates of AR Capital, as well as any programs that may be sponsored by such affiliates in the future;

•
The compensation payable by us to our Adviser and its affiliates will be approved by our board of directors consistent with the exercise of the requisite standard of care applicable to directors under Maryland law and the 1940 Act. Such compensation is payable, in most cases, whether or not our stockholders receive distributions and may be based in part on the value of assets acquired with leverage;

•
Regardless of the quality of the assets acquired, the services provided to us or whether we pay distributions to our stockholders, our Adviser will receive certain fees in connection with the management and sale of our portfolio companies;

•
Our Adviser and its respective affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of our Adviser and its affiliates.

AVAILABLE INFORMATION

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Securities Exchange of 1934, as amended (the “Exchange Act”). You may inspect and copy these reports, proxy statements and other information at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information filed electronically by us with the SEC at http://www.sec.gov. Our Internet address is http://www.BDCofAmerica.com. We make available free of charge on our Internet website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Risks Relating to Our Business and Structure

We are a relatively new company and have limited operating history.

We were formed on May 5, 2010 and commenced operations on August 25, 2011 after meeting our minimum offering requirement of selling, in aggregate, $2.5 million in common stock to persons not affiliated with us. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of our common stock could decline substantially.

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

Since March 2009, there have been signs that the global credit and other financial market conditions have improved as stability has increased throughout the international financial system; however, there have been recent periods of volatility. While financial conditions have improved, economic activity has remained subdued and corporate interest rate risk premiums, otherwise known as credit spreads, remain at historically high levels, particularly in the loan and high yield bond markets. These conditions may negatively impact our ability to obtain financing, particularly from the debt markets. In addition, future financial market uncertainty could lead to further financial market disruptions and could further impact our ability to obtain financing, which could limit our ability to grow our business, fully execute our business strategy and could decrease our earnings, if any. In addition, while we believe that these conditions also afford attractive opportunities to make investments, future financial market uncertainty could lead to further financial market disruptions and could further adversely impact our ability to obtain financing and the value of our investments.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.
Recent United States, or U.S., debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States (the “U.S.”) from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely effect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may exert downward pressure on the price of our common stock. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

We intend to declare distributions quarterly and pay distributions on a monthly basis. We will pay these distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of distributions or year-to-year increases in distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of this offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares. Distributions from the proceeds of this offering or from borrowings also could reduce the amount of capital we ultimately invest in interests of portfolio companies. We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from our public offering to fund distributions (which may reduce the amount of capital we ultimately invest in assets). There can be no assurance that we will be able to sustain distributions at any particular level or at all.

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

Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose any members of its senior management team, our ability to achieve our investment objective could be significantly harmed.

We are externally managed and depend upon the investment expertise, diligence, skill and network of business contacts of our Adviser. We also depend, to a significant extent, on our Adviser's access to the investment professionals and the information and deal flow generated by such investment professionals in the course of its investment and portfolio management activities. Our Adviser will evaluate, negotiate, structure, close, monitor and service our investments. Our success depends to a significant extent on the continued service and coordination of our Adviser, including its key professionals. The departure of a significant number of our Adviser’s key professionals could have a materially adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that our Adviser will remain our investment adviser or that we will continue to have access to our Adviser's investment professionals or their information and deal flow.

Because our business model depends to a significant extent upon relationships with investment banks, business brokers, loan syndication and trading desks, and commercial banks, the inability of our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

Our Adviser depends on its relationship with investment banks, business brokers, loan syndication and trading desks, and commercial banks, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our Adviser fails to maintain its existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom our Adviser’s professionals have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We will compete for investments with other BDCs and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, also make investments in middle market private U.S. companies. As a result of these new entrants, competition for investment opportunities in private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

A significant portion of our investment portfolio will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by our board of directors. However, the majority of our investments will not be publicly traded or actively traded on a secondary market but, instead may be traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we will value these securities quarterly at fair value as determined in good faith by our board of directors.

The determination of fair value, and thus the amount of unrealized losses we may incur in any year, is to a degree subjective, and our Adviser has a conflict of interest in making the determination. We expect to value these securities quarterly at fair value as determined in good faith by our board of directors based on input from our Adviser and our audit committee. Our board of directors may utilize the services of an independent third-party valuation firm to aid it in determining the fair value of any securities. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value by our board of directors may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments. See "Determination of Net Asset Value."

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval if it determines that doing so will be in the best interests of stockholders. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds of our public offering and may use the net proceeds from our public offering in ways with which our stockholders may not agree or for purposes other than those contemplated at the time of our public offering.

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

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our Adviser under the Advisory Agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our Adviser or its affiliates. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Adviser, our earnings per share would be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares. As currently organized, we will not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. In addition, we could have difficulty retaining such personnel employed by us. Currently, individuals employed by our Adviser and its affiliates perform management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments.

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

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Annual Report on Form 10-K and may result in our investment focus shifting from the areas of expertise of our Adviser to other types of investments in which our Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

We are subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses in the near term, which may negatively impact our financial performance and our ability to pay distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

Security breaches and other disruptions could compromise our and our Adviser's information and expose us and our Adviser to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we and our Adviser store sensitive data, including our proprietary business information and that of our portfolio companies, and personally identifiable information of our directors, officers and other employees, in our and our Adviser's data centers and networks. The secure processing, maintenance and transmission of this information is important to our and our Adviser's operations and business strategy. Despite our security measures, our and our Adviser's information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our and our Adviser's networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, and damage our and our adviser's reputations, and cause a loss of confidence in us and our adviser's products and services, which could adversely affect our business.

Risks Related to our Adviser and their Affiliates

Our Adviser is recently formed and has limited operating history.

Our Adviser was formed in June 2010 and has limited operating history and limited experience acting as an investment adviser for a BDC. Our ability to achieve our investment objective depends on our Adviser’s ability to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. Our Adviser’s capabilities in managing the investment process and providing competent services to us will depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, our Adviser may need to hire, train, supervise and manage new investment professionals. Our Adviser may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

Our Adviser and its affiliates, including our officers and some of our directors, will face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our stockholders.

Our Adviser and its affiliates will receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and our Adviser to earn increased management fees.

We may be obligated to pay our Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

The Advisory Agreement entitles our Adviser to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

We expect that any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. Pursuant to the Advisory Agreement, our Adviser will not be under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

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

The time and resources that individuals employed by our Adviser devote to us may be diverted and we may face additional competition due to the fact that neither our Adviser nor its affiliates are prohibited from raising money for or managing another entity that makes the same types of investments that we target.

The Adviser currently manages other investment entities, including several public non-listed REITs, and is not prohibited from raising money for and managing future investment entities that make the same types of investments as those we target. As a result, the time and resources that our Adviser devote to us may be diverted, and during times of intense activity in other programs, they may devote less time and resources to our business than is necessary or appropriate.

Our fee structure may induce our Adviser to make speculative investments or incur debt.

The incentive fee payable by us to our Adviser may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our Adviser is determined may encourage it to use leverage to increase the return on our investments. In addition, the fact that our management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage our Adviser to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

There are significant potential conflicts of interest that could impact our investment returns.

We pay management and incentive fees to our Adviser and reimburse our Adviser for certain expenses it incurs. In addition, investors in our common stock will invest on a gross basis and receive distributions on a net basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments.

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

Our Adviser may seek to change the terms of the Advisory Agreement, which could affect the terms of our Adviser’s compensation.

The Advisory Agreement will automatically renew for successive annual periods if approved by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. Moreover, conflicts of interest may arise if our Adviser seeks to change the terms of our the Advisory Agreement, including, for example, the terms for compensation. While any material change to the Advisory Agreement (other than a decrease in advisory fees) must be submitted to stockholders for approval under the 1940 Act, we may from time to time decide it is appropriate to seek stockholder approval to change the terms of the agreement.

In selecting and structuring investments appropriate for us, our Adviser will consider the investment and tax objectives of the Company and our stockholders as a whole, not the investment, tax or other objectives of any stockholder individually.

Our stockholders may have conflicting investment, tax and other objectives with respect to their investments in us. The conflicting interests of individual stockholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments, and the timing of disposition of our investments. As a consequence, conflicts of interest may arise in connection with decisions made by our Adviser, including with respect to the nature or structuring of our investments, that may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders’ individual tax situations.

Risks Related to Business Development Companies

Our failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Regulation.” Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in our portfolio for compliance purposes, the proceeds from such sales could be significantly less than the current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a registered closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

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

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of the common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders in general, as well as those stockholders that are not affiliated with us approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates will be restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is considered our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any securities (other than selling securities we issue) from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. Further, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by our Adviser without the prior approval of the SEC. However, we will be permitted to, and may, co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of shares in our public offering will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to pay distributions to our stockholders.

Risks Related to Our Investments

Our investments in portfolio companies may be risky, and we could lose all or part of our investment.

We invest primarily in senior secured term loans, second lien loans and mezzanine debt and selected equity investments issued by middle market companies.

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

More generally, investing in private companies involves a number of significant risks, including that they:

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

•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers and directors and employees of our Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We will invest primarily in first and second lien senior secured loans, mezzanine debt, preferred equity and common equity issued by middle market companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

A portion of our loans will be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before we receive anything. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors.

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

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

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

We intend to invest in corporate debt of middle market companies, including privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. Second, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. Finally, little public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of our Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns.

The lack of liquidity in our investments may adversely affect our business.

We invest in companies whose securities are typically not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. We expect that our investments will generally be subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

Risks Relating to Debt Financing

At December 31, 2011, we had approximately $5.9 million of outstanding indebtedness under the revolving line of credit we have with Main Street.
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $16.25 million in total assets, (ii) a weighted average cost of funds of 3.73%, (iii) $10.0 million in debt outstanding (i.e., assumes that the full $10.0 million available to us under the line of credit we have with Main Street is outstanding) and (iv) $8.21 million in stockholders' equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders' equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders	(24.35)%	(14.45)%	(4.55)%	5.35%	15.25%

Because we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.

At December 31, 2011 we had $5.9 million of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.

Changes in interest rates may affect our cost of capital and net investment income.

Since we use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

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

Risks Relating to Our Corporate Structure and Common Stock

Beginning August 24, 2012, which is 12 months from the time we met the minimum offering requirement in connection with our ongoing initial public offering, we intend to offer to repurchase your shares on a quarterly basis. As a result you will have limited opportunities to sell your shares and, to the extent are able to sell your shares under the program you may not be able to recover the amount of your investment in our shares.

Beginning 12 months from the time we met the minimum offering requirement in connection with our ongoing initial public offering, we intend to commence tender offers to allow you to tender your shares on a quarterly basis. As proposed, the share repurchase program will include numerous restrictions that limit your ability to sell your shares. We intend to limit the number of shares repurchased pursuant to our proposed share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) we do not expect to repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year; (3) unless you tender all of your shares, you must tender at least 25% of the amount of shares you have purchased in the offering and must maintain a minimum balance of $1,000 subsequent to submitting a portion of your shares for repurchase by us; and (4) to the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year.

Our board of directors may amend, suspend or terminate the repurchase program upon 30 days notice. We will notify you of such developments (1) in the quarterly reports mentioned above or (2) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Securities Exchange Act. During our public offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws. In addition, although we intend to implement a share repurchase program, we have discretion to not repurchase your shares, to suspend the program, and to cease repurchases. Further, the program has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

When we make quarterly repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price you paid for shares in our offering. As a result, to the extent you have the ability to sell your shares to us as part of our share repurchase program, the price at which you may sell your shares, may be lower than what you paid in connection with your purchase of shares in our offering.

In addition, in the event you choose to participate in our share repurchase program, you will be required to provide us with notice of your intent to participate prior to knowing what the repurchase price per share will be on the repurchase date. Although you will have the ability to withdraw your repurchase request prior to the repurchase date, to the extent you seek to sell your shares to us as part of our periodic share repurchase program, you will be required to do so without knowledge of what the repurchase price of our shares will be on the repurchase date.

Under the terms of our charter, our board of directors is authorized to issue shares of preferred stock with rights and privileges superior to common stockholders without common stockholder approval.

Under the terms of our charter, our board of directors is authorized to issue shares of preferred stock in one or more series without stockholder approval. The board of directors has discretion to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series of preferred stock.

Every issuance of preferred stock will be required to comply with the requirements of the 1940 Act, including among other things, that (1) immediately after issuance and before any distribution is made with respect to our common stock and before any purchase of common stock is made, such preferred stock together with all other senior securities must not exceed an amount equal to 50% of our total assets after deducting the amount of such distribution or purchase price, as the case may be, and (2) the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if distributions on such preferred stock are in arrears by two years or more. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock.

Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.

Potential investors in this offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series without stockholder approval. After your purchase in this offering, our board of directors may elect to sell additional shares in this or any follow-on public offerings, issue equity interests in private offerings or issue share-based awards to our independent directors or employees of our Adviser. To the extent we issue additional equity interests after your purchase in this offering, your percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.

Certain provisions of our charter and bylaws as well as provisions of the Maryland General Corporation Law could deter takeover attempts and have an adverse impact on the value of our common stock.

Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Under the Maryland General Corporation Law, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror, by officers or by employees who are directors of the corporation. Our bylaws contain a provision exempting us from the Control Share Acquisition Act under the Maryland General Corporation Law any and all acquisitions by any person of our shares of stock. Our board of directors may amend the bylaws to remove that exemption in whole or in part without stockholder approval. The Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Under the Maryland General Corporation Law, specified “business combinations,” including mergers, consolidations, share exchanges, or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation’s outstanding voting stock, and certain other parties (each an “interested stockholder”), or an affiliate of the interested stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter any of the specified business combinations must be approved by two super majority votes of the stockholders unless, among other conditions, the corporation’s common stockholders receive a minimum price for their shares.

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

We intend to explore a potential liquidity event for our stockholders between five to seven years following the completion of our offering stage. We expect that our board of directors, in the exercise of the requisite standard of care applicable to directors under Maryland law, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in our best interests. A liquidity event could include (1) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, (2) a listing of our shares on a national securities exchange, or (3) a merger or another transaction approved by our board of directors in which our stockholders will receive cash or shares of a publicly traded company. However, there can be no assurance that we will complete a liquidity event within such time or at all. If we do not successfully complete a liquidity event, liquidity for your shares will be limited to our share repurchase program which we have no obligation to maintain.

Federal Income Tax Risks

We may be subject to corporate-level taxes if we fail to qualify as a RIC.

To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

•
The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss, if any. We are subject to corporate-level U.S. federal income tax on any of our undistributed income or gain. Additionally, we will be subject to a 4% nondeductible federal excise tax, however, to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax on all of our income, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Even if we qualify as a RIC, we will be required to pay corporate-level federal income taxes on any income or capital gains that we do not distribute to stockholders. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.

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

In order to satisfy the annual distribution requirement applicable to RICs, we may have the ability to declare a large portion of a distribution in shares of our common stock instead of in cash, provided that stockholders have the right to elect to receive their distribution in cash. As long as a portion of such distribution is payable in cash (which portion can be as low as 20% based on certain rulings by the IRS) and certain requirements are met, the entire distribution to the extent of our current and accumulated earnings and profits would be a dividend for U.S. federal income tax purposes. If too many stockholders elect to receive their distributions in cash, each stockholder electing to receive his/her distribution in cash would receive a pro rata portion of his/her distribution in cash and the remaining portion of the distribution would be paid in shares of our common stock. As a result, a stockholder would be taxed on the entire distribution in the same manner as a cash distribution, even though a portion of the distribution was paid in shares of our common stock.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

We are currently selling our shares on a continuous basis at an offering price of $10.26 per share; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value per share. In connection with each semi-monthly closing on the sale of shares of our common stock pursuant to our prospectus, as amended or supplemented, which relates to our public offering of common stock on a continuous basis, our board of directors or a committee thereof is required to make the determination that we are not selling shares of our common stock at a price below our then current net asset value per share within 48 hours of the time that we price our shares.

A decline in our net asset value per share to an amount more than 5% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 5% below our current net offering price and (ii) our board of directors believes that such decrease in net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our board of directors will undertake to establish a new net offering price that is not more than 5% above our net asset value per share.

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2011:

Title of Class	Amount Authorized	Amount Issued
Common Stock, par value $0.001 per share	450,000,000	907,848

As of December 31, 2011, gross proceeds from the sale of common stock were $9.1 million, including stock issued pursuant to the DRIP and the purchase made by our Adviser for our initial capitalization. As of December 31, 2011, we had 283 record holders of our common stock.

Distributions

We declared our first distribution on June 23, 2011. Our board of director's intend to authorize and declare distributions quarterly and we intend to pay distributions on a monthly basis, subject to the board of directors’ discretion and applicable legal restrictions. We will calculate each stockholder’s specific distribution amount for the month using record and declaration dates, and the stockholder's distributions will begin to accrue on the date we accept their subscription for shares of our common stock. From time to time, we may also pay interim distributions at the discretion of our board of directors. Each year a statement on Internal Revenue Service Form 1099-DIV (or such successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, and/or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from this offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. No portion of the distributions paid during the year ended December 31, 2011 represented a return of capital for tax purposes

We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from this offering to fund distributions (which may reduce the amount of capital we ultimately invest in assets). There can be no assurance that we will be able to sustain distributions at any particular level.

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

We have adopted an “opt in” DRIP for our common stockholders. As a result, if we make a distribution, then stockholders will receive distributions in cash unless they specifically “opt in” to the DRIP so as to have their cash distributions reinvested in additional shares of our common stock.

The following table reflects the cash distributions per share that we have paid on our common stock to date (dollars in thousands except share and per share amounts):

Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2011:
October 3, 2011	$0.07	$13	$13	$26
November 1, 2011	$0.07	$20	$14	$34
December 1, 2011	$0.06	$25	$17	$42
2012:
January 3, 2012	$0.06	$35	$21	$56
February 1, 2012	$0.06	$47	$26	$73
March 1, 2012	$0.06	$80	$34	$114
		$220	$125	$345

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations and capital gains proceeds. The source of the cash distributions paid during the year ended December 31, 2011 were from net investment income from operations for tax purposes.

SALES OF UNREGISTERED SECURITIES

We sold 22,222 shares of common stock to our Adviser on July 8, 2010, at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. The sale of shares to our Adviser was exempt from registration pursuant to section 4 (2) of the Securities Act of 1933, as amended. The proceeds were used to fund organization and offering costs of the Company.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the year ended December 31, 2011 and for the period from May 5, 2010 (Inception) to December 31, 2010 is derived from our financial statements which have been audited by Grant Thornton, LLP, our independent registered public accounting firm as stated in their report. The data should be read in conjunction with our financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report (dollars in thousands except share and per share data):

	For the Year Ended December 31, 2011	For the Period May 5, 2010 to December 31, 2010
Statement of operations data:
Investment income	$308	$—
Operating expenses
Total expenses	967	8
Less: Expense waivers and reimbursements	818
Net expenses	149	8
Net investment income (loss)	159	(8)
Realized and unrealized loss on investments	(22)	—
Net increase (decrease) in net assets resulting from operations	$137	$(8)
Per share data:
Net investment income (loss)	$0.74	$(0.35)
Net increase (decrease) in net assets resulting from operations	$0.64	$(0.35)
Distributions declared	$0.74	$—
Balance sheet data:
Total assets	$16,250	$1,177
Credit facility payable	$5,900	$—
Total net assets	$8,207	$192
Other data:
Total return (1)	7.27%	(3.89)%
Number of portfolio company investments at period end	35	—
Total portfolio investments for the period	$14,388	$—
Investment sales and prepayments for the period	$122	$—

(1) Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the year ended December 31, 2011 includes the effect of the expense waiver and reimbursement which equaled 27.64%. For the period from May 5, 2010 (date of inception) to December 31, 2010, there was no expense waiver and reimbursement. Total returns covering less than a full period are not annualized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our accompanying financial statements. We are externally managed by our adviser, BDCA Adviser, LLC (the "Adviser"). The following information contains forward looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-looking Statements" above for a description of these risks and uncertainties.

Overview

We incorporated in Maryland on May 5, 2010, as an externally managed, non-diversified closed-end investment company that intends to qualify as a RIC for U.S. federal income tax purposes for the taxable year ending December 31, 2011 and that has elected to be treated as a BDC, under the 1940 Act. We, therefore, are required to comply with certain regulatory requirements as promulgated under the 1940 Act. We are managed by the Adviser. The Adviser was formed in Delaware as a private investment management firm and is registered as an investment adviser under the Advisers Act. Our Adviser oversees the management of our activities and is responsible for making investment decisions for our portfolio.

On January 25, 2011, we commenced our IPO on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to the Registration Statement filed with the SEC under the Securities Act of 1933, as amended. We sold 22,222 shares of common stock to the Adviser, an entity wholly owned by American Realty Capital II, LLC (the “Sponsor”) on July 8, 2010, at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. On August 25, 2011, we had raised sufficient funds to break escrow on our IPO and commenced operations as of that date. As of December 31, 2011, we had issued 0.9 million shares of our common stock for gross proceeds of $9.1 million including the purchase made by the Adviser and shares issued under the DRIP.

We anticipate that during our offering period we will invest largely in first and second lien senior secured loans and mezzanine debt issued by middle market companies. We may also purchase interests in loans through secondary market transactions in the "over-the-counter" market for institutional loans. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. We define middle market companies as those with annual revenues between $10 million and $1 billion. We expect that our investments will generally range between approximately $1 million and $25 million, although this investment size will vary proportionately with the size of our capital base. As we increase our capital base during our offering period, we will begin investing in, and ultimately intend to have a substantial portion of our assets invested in, customized direct loans to and equity securities of middle market companies. In most cases, companies to whom we provide customized financing solutions will be privately held at the time we invest in them.

Prior to June 2011, the Adviser had a sub-advisory agreement with Main Street to act as a sub-adviser and to provide, subject to the Adviser's oversight, investment related services including identifying, evaluating, negotiating and structuring investments. In June 2011, our Adviser and Main Street agreed to terminate the agreement between them. At that time, Main Street Capital Partners, LLC, a Delaware limited liability company and wholly-owned subsidiary of Main Street, agreed to act as a consultant to the Adviser, offering advice and guidance with respect to certain back-office and compliance functions including, but not limited to, compliance with the 1940 Act rules and regulations, RIC compliance, investment company accounting matters and other applicable regulatory and operational service issues.  We have entered into a fund administration servicing agreement and a fund accounting servicing agreement with the Administrator. The Administrator provides services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary to operate. The Dealer Manager, an affiliate of the Sponsor, serves as the dealer manager of the IPO. The Adviser and the Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of our assets.  The Adviser and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages. The Adviser will pay to Main Street and the Administrator a portion of the fees payable to the Adviser for the performance of these support services.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we have to invest at least 70% of our total assets in “qualifying assets,” including securities of U.S. operating companies whose securities are not listed on a national securities exchange, U.S. operating companies with listed securities that have equity market capitalizations of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities (excluding borrowings) to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions.

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

Valuation of Portfolio Investments

Portfolio investments are reported on the balance sheet at fair value. On a quarterly basis we perform an analysis of each investment to determine fair value as follows:

Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded but are traded through broker networks are valued using information including, but not limited to, indicative dealer quotes, values of like securities, and other available market information.

Investments in securities for which no active market exists are generally valued using either an enterprise value methodology and/or using debt fair value techniques. The enterprise value methodology determines the total value of a portfolio company, which is then allocated to individual securities in order of liquidation preference. To determine enterprise value we may use discounted cash flow techniques, comparisons to valuations of similar publicly traded companies, or comparisons to market transactions for comparable companies among other techniques where appropriate. Debt fair value techniques, such as market yield analysis where a discounted cash flow analysis is performed using estimated current market yield required on the debt instrument, may be applied to individual debt instruments.

In determining the fair value of investments, we may look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies, net income, revenues or, in limited instances, book value or liquidation value of a portfolio company, or other industry practices. We may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors we deem relevant in assessing the value. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security, if there is one.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, we will incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that our board of directors will consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing our debt investments.

As part of our quarterly valuation process our Adviser may be assisted by an independent valuation firm engaged by our board of directors. The audit committee of our board of directors reviews each preliminary valuation and our Adviser and an independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee. Our board of directors then discusses the valuations and determines the fair value of each investment, in good faith, based on the input of our Adviser, the independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on our financial statements.

Income Taxes

We intend to elect to be treated for federal income tax purposes, and intend to qualify thereafter, as a RIC under Subchapter M of the Code. Generally, a RIC is exempt from federal income taxes if it distributes at least 90% of ‘‘Investment Company Taxable Income,’’ as defined in the Code, each year. Dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. We intend to distribute sufficient dividends to maintain its RIC status each year. We are also subject to nondeductible federal excise taxes if we does not distribute at least 98% of net ordinary income each calendar year, 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes. We will generally endeavor each year to avoid any federal excise taxes.

New Accounting Pronouncements

Please see "New Accounting Pronouncements" in Note 2 - Summary of Significant Accounting Policies to the financial statements.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Portfolio and Investment Activity

During year ended December 31, 2011, we made $14.4 million of investments in new portfolio companies and had $0.1 million in aggregate amount of exits and repayments, resulting in net investments of $14.3 million for the period. We had no investments as of December 31, 2010.

Our portfolio composition based on fair value at December 31, 2011 was as follows:

	At December 31, 2011
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield (1)
Senior Secured First Lien Loans	64.0%	9.4%
Senior Secured Second Lien Loans	21.0	10.5
Senior Secured Bonds	9.6	10.5
Subordinated Debt	1.6	12.0
Equity/Other	3.8	—
Total	100.0%	9.4%

(1) Excludes the effect of the amortization or accretion of loan premiums or discounts. Including the effect of the amortization of premiums and accretion of discounts the weighted average effective yield was 10.79% at December 31, 2011.

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2011 (dollars in thousands):

	At December 31, 2011
	Investments at Fair Value	Percentage of Total Portfolio
Automobile	$1,542	10.8%
Media: Diversified & Production	1,315	9.2
Capital Equipment	1,226	8.6
Healthcare & Pharmaceuticals	1,217	8.5
Services: Business	1,206	8.5
Beverage, Food & Tobacco	999	7.0
Utilities: Electric	876	6.1
Chemicals, Plastics & Rubber	830	5.8
Telecommunications	762	5.3
Construction & Building	690	4.9
Energy: Oil & Gas	681	4.8
Banking, Finance, Insurance & Real Estate	548	3.8
High Tech Industries	498	3.5
Media: Advertising, Printing & Publishing	480	3.4
Retail	451	3.2
Consumer goods: Non-durable	430	3.0
Hotel, Gaming & Leisure	290	2.0
Aerospace and Defense	230	1.6
Total	$14,271	100.0%

Portfolio Asset Quality

Our Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Adviser grades the credit risk of all debt investments on a scale of 1 to 5 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio debt investment relative to the inherent risk at the time the original debt investment was made (i.e., at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company's business, the collateral coverage of the investment and other relevant factors.

Loan Rating	Summary Description
1	Debt investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since the time of investment are favorable.

2	Performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable. All investments are initially rated a “2”.

3	Performing debt investment requiring closer monitoring. Trends and risk factors show some deterioration.

4	Underperforming debt investment. Some loss of interest or dividend expected, but still expecting a positive return on investment. Trends and risk factors are negative.

5	Underperforming debt investment with expected loss of interest and some principal.

As of December 31, 2011, all investments are performing as expected and are rated 2 in accordance with our loan rating system.

RESULTS OF OPERATIONS

Operating results for the year ended December 31, 2011 and for the period from May 5, 2010 (date of inception) to December 31, 2010 are as follows (dollars in thousands):

	For the Year Ended December 31,	For the Period from May 5, 2010 (Date of Inception) to December 31,
	2011	2010
Total investment income	$308	$—
Total expenses, net	149	8
Net investment income (loss)	159	(8)
Net realized gain	1	—
Net unrealized loss	(23)	—
Net increase (decrease) in net assets resulting from operations	$137	$(8)

Investment Income

For the year ended December 31, 2011, total investment income was $0.3 million, and was attributable to the $14.4 million of investments in new portfolio companies. We held no investments during the 2010 periods.

Operating Expenses

The composition of our operating expenses for the year ended December 31, 2011 and for the period from May 5, 2010 (date of inception) to December 31, 2010 was as follows (dollars in thousands):

	For the Year Ended December 31,	For the Period from May 5, 2010 (Date of Inception) to December 31,
	2011	2010
Contract termination fee	$320	$—
Interest and credit facility financing expenses	119	—
Professional fees	97	—
Director fees	100	—
Insurance	189	—
Organization expenses	—	8
Management fees	49	—
Incentive fees	67	—
General and administrative expenses	26	—
Operating expenses before expense waivers and reimbursements	967	8
Waiver of management and incentive fees	(116)	—
Expense support reimbursement	(702)	—
Total operating expenses net of expense waivers and reimbursements	$149	$8

The contract termination fee for the year ended December 31, 2011 was incurred to terminate the sub-advisory agreement with Main Street. This amount was assumed by the Adviser pursuant to the Expense Support Agreement described in Note 4 to the financial statements – Related Party Transactions and Arrangements, included in this report.  Interest and credit facility expenses for the year ended December 31, 2011 were comprised of amortization of deferred financing costs related to our line of credit facility and interest on the balance drawn on our credit facility from August 25, 2011 to December 31, 2011. For the year ended December 31, 2011, management fees of $0.05 million and incentive fees of $0.07 million were incurred but waived by the Adviser.

General and administrative expenses for the period ended December 31, 2011 were primarily insurance expense and directors fees and professional fees associated with servicing our portfolio of investments.

Net Realized Gain from Investments

For the year ended December 31, 2011, we had $0.1 million of principal repayments, resulting in a $1.0 thousand of realized gains.

Net Change in Unrealized Depreciation on Investments

For the year ended December 31, 2011, our investments had $0.02 million of unrealized depreciation.

Changes in Net Assets from Operations

For the year ended December 31, 2011, we recorded a net increase in net assets resulting from operations of $0.1 million versus a net decrease in net assets resulting from operations of $0.01 million for the period from May 5, 2010 (date of inception) to December 31, 2010. The difference is attributable to an increase in net investment income offset by an increase in interest expense for the period ended December 31, 2011, as compared to the same period in the prior year after the effect of fees and expenses which were waived or assumed by the Adviser. Based on the weighted average shares of common stock outstanding for the periods ended December 31, 2011 and 2010, respectively, our per share net increase in net assets resulting from operations was $0.64 for the year ended December 31, 2011, versus a per share net decrease in net assets resulting from operations of $0.35 for the period from May 5, 2010 (date of inception) to December 31, 2010.

Cash Flows for the Year Ended December 31, 2011

For the year ended ended December 31, 2011, net cash used in operating activities was $12.0 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Cash flows provided by operating activities for the year ended December 31, 2011 were mainly due to net income adjusted for a non-cash item of $0.05 million (amortization of deferred credit facility financing costs) increases in accounts payable of $0.3 million, unsettled trades payable of $1.9 million and principal payments received on investments of $0.1 million offset by cash used in operating activities of $14.4 million for purchases of investments, $0.1 million from increases in interest receivable and $0.04 million from increases in prepaid expenses and other assets.

Net cash provided by financing activities of $12.9 million during the year ended December 31, 2011 related to net proceeds from the issuance of common stock of $8.0 million, and proceeds on line of credit of $5.9 million and net proceeds from affiliates of $0.6 million. These inflows were partially offset by payments of deferred offering costs of $1.5 million and payments of stockholder distributions of $0.1 million.

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

Liquidity and Capital Resources

We generate cash from the net proceeds of our ongoing continuous initial public offering and, as our portfolio of investments builds, from cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments. The Registration Statement offering for sale up to $1.5 billion of shares of our common stock (150.0 million shares at an initial offering price of $10.00 per share) (the "Offering"), was declared effective on January 27, 2011. As of December 31, 2011, we had issued 0.9 million shares of our common stock for gross proceeds of $9.1 million including shares issued pursuant to the DRIP and shares purchased by the Adviser for our initial capitalization.

Our principal demands for funds in both the short-term and long-term are for portfolio investments, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, repurchases under our stock repurchase program, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for investment activities will be met through net proceeds received from the sale of common stock through our public offering. We may also from time to time enter into other agreements with third parties whereby third parties will contribute to specific investment opportunities. Items other than investment acquisitions are expected to be met from a combination of the proceeds from the sale of common stock, cash flows from operations, and, during our IPO, reimbursements from the Adviser. Management expects that in the future, as our investment portfolio grows, our investments will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings, proceeds from the sale of investments and undistributed funds from operations. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders.  Our ability to access the equity markets will be dependent on a number of factors as well, including general market conditions for business development companies and market perceptions about us.

In January 2011, we entered into an agreement to obtain a revolving line of credit in the amount of $10.0 million with Main Street. The line of credit bears a variable interest rate based on the London Inter Bank Offered Rate plus 3.50%. The line will be available to us until January 2013 and permits us to periodically draw on the available funds to purchase securities or pay certain expenses. The line of credit agreement required us to pay a commitment fee of $0.1 million payable based on 1% of each draw on the available funds. Borrowings under the line of credit are secured by our assets including cash, securities, investments property, fixtures and equipment among other assets. At December 31, 2011, we had $5.9 million outstanding on this facility.

Our cash is deposited in either commercial bank accounts or custody accounts and may be deposited in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Distributions

On June 23, 2011, our board of directors declared a series of distributions representing an annualized yield of 8.11% based on our initial public offering price of $10.00 per share.  As of December 31, 2011, the annualized yield for distributions declared was 7.90% based on our current public offering price of $10.26 per share. The monthly distributions are made based on record dates beginning August 25, 2011. From time to time, we may also pay interim distributions at the discretion of our Board of Directors. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our IPO. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. During the year ended December 31, 2011, we have declared and paid cash distributions of $0.2 million, which consists of $0.1 million in cash and $0.1 million issued pursuant to the DRIP.

We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from our IPO to fund distributions (which may reduce the amount of capital we ultimately invest in assets). There can be no assurance that we will be able to sustain distributions at any particular level.

Election as a RIC

We intend to elect to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December, 31 2011, and to qualify as a RIC thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

Inflation

The impact of inflation on our portfolio depends on the type of securities we hold. When inflation occurs, the value of our equity securities may fall in the short term.  However in the long term, a company’s revenue and earnings and, therefore, the value of the equity investment, should at least increase at the same pace as inflation. The effect of inflation on debt securities is more immediate and direct as inflation may decrease the value of fixed rate debt securities. However, not all debt securities are affected equally, the longer the term of the debt security, the more volatile the value of the investment. The process through which we will value the investments in our portfolio on a quarterly basis, market quotations and our multi-step valuation process as described in our significant accounting policies, will take the effect of inflation into account.

Related-Party Transactions and Agreements

We have entered into agreements with affiliates of our Adviser, whereby we pay certain fees or reimbursements to our Adviser or its affiliates in connection with asset and service fees, reimbursement of operating costs and offering related costs. See Note 4 – Related Party Transactions and Arrangements in our financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at December 31, 2011 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Revolving line of credit	$5,900	$—	$5,900	$—	$—
Interest on revolving line of credit (1)	222	—	222	—	—
Total contractual obligations	$6,122	$—	$6,122	$—	$—

(1)	Interest rate on variable rate debt is based on rate as of December 31, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements, subject to the requirements of the 1940 Act, in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the periods covered by this report, we did not engage in interest rate hedging activities.We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

As of December 31, 2011, our debt included variable-rate debt, bearing a variable interest rate at the London Interbank Offered Rate plus 3.50%, or 3.77% at December 31, 2011 with a carrying value of $5.9 million. Assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity, a 100 basis point move in interest rates up or down from their December 31, 2011 levels, would increase or decrease our interest expense and net income by $0.06 million annually. We are also exposed to changes in the fair value of our investment portfolio due to changes in market interest rates. At December 31, 2011, our investment portfolio was comprised of 100% fixed rate debt instruments. The effect of a 100 basis point increase or decrease in interest rates from their December 31, 2011 levels would result in an increase or decrease in NAV of $0.1 million or 1.06% due to changes in the fair value of our assets. These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assume no other changes in our capital structure.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in SEC Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:
1. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company's transactions and the dispositions of assets of the Company;
2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and Board of Directors; and
3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's report on internal control over financial reporting is set forth below under the heading “Management's Report on Internal Control over Financial Reporting” in Item 15 of this annual report on Form 10-K.

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

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

PART III

We will file a definitive Proxy Statement for our 2012 Annual Meeting of Stockholders with the Securities and Exchange Commission (the "SEC"), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

We have adopted a Code of Business Conduct, Ethics and Statement on the Prohibition of Insider Trading, that applies to directors, officers and employees. The code of business conduct and ethics is available on our website at http//www.BDCofAmerica.com. We will report any amendments to or waivers of a required provision of the code of business conduct and ethics on our website or in a Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

a. Financial Statements
See the Index to the Financial Statements at page F-1 of this report.

b. Exhibits

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 8, 2011 and herein incorporated by reference).

3.2	Bylaws (previously filed as Exhibit(b) to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form N - 2 filed November 24, 2010 and herein incorporated by reference).

4.1	Form of Subscription Agreement (previously filed as Appendix A to the Prospectus in the Company's Registration Statement on Form N-2 filed January 24, 2011 and herein incorporated by reference).

10.1
Amended and Restated Investment Advisory and Management Services Agreement by and between the Company and Adviser (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 23, 2011, and herein incorporated by reference).

10.2
Form of Dealer Manager Agreement with Reality Capital Securities, LLC (previously filed as Exhibit (h)(1) to the Company's Pre-Effective Amendment No. 2 to its Registration Statement on Form N-2 filed January 14, 2011, and herein incorporated by reference).

10.3
Form of Soliciting Dealer Agreement (previously filed as Exhibit (h)(2) to the Company's Pre-Effective Amendment No. 2 to its Registration Statement on Form N-2 filed January 14, 2011, and herein incorporated by reference).

10.4
Loan and Security Agreement by and between the Company and Main Street Capital Corporation (previously filed as Exhibit (k)(2) to the Company's Pre-Effective Amendment No. 2 to its Registration Statement on Form N-2 filed January 14, 2011, and herein incorporated by reference).

10.5
Revolving Promissory Note (previously filed as Exhibit (k)(3) to the Company's Pre-Effective Amendment No.2 to its Registration Statement on Form N-2 filed January 14, 2011, and herein incorporated by reference).

10.6
Amended and Restated Subscription Escrow Agreement with Wells Fargo Bank (previously filed as Exhibit (k)(1) to the Company's Post Effective Amendment No. 3 to its Registration Statement on Form N-2 filed November 3, 2011, and herein incorporated by reference).

10.7
Fund Administration Servicing Agreement by and between the Company and US Bancorp Fund Services, LLC (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K filed March 31, 2011 and herein incorporated by reference).

10.8
Fund Accounting Servicing Agreement by and between the Company and US Bancorp Fund Services, LLC (previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K filed March 31, 2011, and herein incorporated by reference)

10.9
Distribution Reinvesment Plan (previously filed as Exhibit E to the Company's Pre-Effective Amendment No. 1 to its Registration Statement on Form N-2 filed November 24, 2010, and herein incorporated by reference).

10.10	Assignment and Assumption Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2011 and herein incorporated by reference).

10.11
Custody Agreement (previously filed as Exhibit (j) to the Company’s Post-Effective Amendment No. 2 to its Registration Statement on Form N-2 filed on September 1, 2011 and herein incorporated by reference).

10.12	Expense Support Agreement dated November 9, 2011 (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011 and herein incorporated by reference).

14.1	Code of Ethics (previously filed as Exhibit 14.1 on the Company's Annual Report on Form 10-K filed March 31, 2011, and herein incorporated by reference).

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

32
Written statement of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of March 2012.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
By: /s/ Nicholas S. Schorsch Name: Nicholas S. Schorsch Title: Chief Executive Officer
* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicholas S. Schorsch Nicholas S. Schorsch	Chairman and Chief Executive Officer (Principal Executive Officer)	March 19, 2012
/s/ Brian S. Block Brian S. Block	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 19, 2012
/s/ Edward M. Weil, Jr. Edward M. Weil, Jr.	President	March 19, 2012
/s/ William M. Kahane William M. Kahane	Director	March 19, 2012
/s/ Edward G. Rendell Edward G. Rendell	Director	March 19, 2012
/s/ Leslie D. Michelson Leslie D. Michelson	Director	March 19, 2012
/s/ William G. Stanley William G. Stanley	Director	March 19, 2012

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Business Development Corporation of America

We have audited the accompanying statement of assets and liabilities, including the schedule of investments, of Business Development Corporation of America (a Maryland Corporation) (the “Company”) as of December 31, 2011 and the related statements of operations, changes in net assets, cash flows and financial highlights for the year ended December 31, 2011 and for the period from May 5, 2010 (date of inception) to December 31, 2010. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Business Development Corporation of America (a Maryland Corporation) as of December 31, 2011 and the results of its operations, changes in net assets, cash flows and financial highlights for the year ended December 31, 2011 and for the period from May 5, 2010 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 19, 2012

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

STATEMENTS OF ASSETS AND LIABILITIES
(in thousands except share and per share data)

	December 31, 2011	December 31, 2010

ASSETS
Investments, at fair value (amortized cost of $14,294 and $0, respectively)	$14,271	$—
Cash and cash equivalents	828	1
Interest receivable	142	—
Due from affiliate	918	1,176
Deferred credit facility financing costs, net	50	—
Prepaid expenses and other assets	41	—
Total assets	$16,250	$1,177

LIABILITIES
Revolving credit facility	$5,900	$—
Payable for unsettled trades	1,914	—
Accounts payable and accrued expenses	154	985
Interest and credit facility fees payable	19	—
Stockholder distributions payable	56	—
Total liabilities	$8,043	$985

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 and 100,000,000 shares authorized respectively 907,848 and 22,222 shares issued and outstanding, respectively	1	—
Capital in excess of par value	8,235	200
Accumulated distributions in excess of net investment income	(29)	(8)
Net assets	8,207	192

Total liabilities and net assets	$16,250	$1,177

Net asset value per share	$9.04	$8.65
Offering price excluding commissions and dealer manager fees	$9.23	$—

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)

	For the Year Ended December 31,	For the Period from May 5, 2010 (Date of Inception) to December 31,
	2011	2010
Investment income:
Interest from investments	$308	$—

Operating expenses:
Contract termination fee	320	—
Interest and credit facility financing expenses	119	—
Professional fees	97	—
Directors fees	100	—
Insurance	189	—
Organization expenses	—	8
Management fees	49	—
Incentive fees	67	—
Other administrative	26	—
Expenses before expense waivers and reimbursements	967	8
Waiver of management and incentive fees	(116)	—
Expense support reimbursement	(702)	—
Total expenses net of expense waivers and reimbursements	149	8

Net investment income (loss)	159	(8)

Realized and unrealized gain (loss) on investments:
Net realized gain from investments	1	—
Net change in unrealized depreciation on investments	(23)	—
Net realized and unrealized loss on investments	(22)	—

Net increase (decrease) in net assets resulting from operations	$137	$(8)

Per share information - basic and diluted
Net investment income (loss)	$0.74	$(0.35)
Net increase (decrease) in net assets resulting from operations	$0.64	$(0.35)
Weighted average shares outstanding	214,640	22,222

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)

	For the Year Ended December 31, 2011	For the Period from May 5, 2010 (Date of Inception) to December 31, 2010
Operations:
Net investment income (loss)	$159	$(8)
Net realized gain from investments	1	—
Net unrealized depreciation on investments	(23)	—
Net increase (decrease) in net assets from operations	137	(8)
Stockholder distributions:
Distributions from net investment income	(158)	—
Net decrease in net assets from stockholder distributions	(158)	—
Capital share transactions:
Issuance of common stock	7,993	200
Reinvestment of stockholder distributions	43	—
Net increase in net assets from capital share transactions	8,036	200

Total increase in net assets	8,015	192
Net assets at beginning of period	192	—
Net assets at end of period	$8,207	$192

Net asset value per common share	$9.04	$8.65

Common shares outstanding at end of period	907,848	22,222

Accumulated distributions in excess of net investment income	$(29)	$(8)

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31, 2011	For the Period from May 5, 2010 (Date of Inception) to December 31, 2010
Operating activities:
Net increase (decrease) in net assets from operations	$137	$(8)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Paid-in-kind interest income	(1)	—
Net accretion of discount on investments	(26)	—
Amortization of deferred financing costs	50	—
Repayments of investments	122	—
Purchase of investments	(14,388)	—
Net realized gain from investments	(1)	—
Net unrealized depreciation on investments	23	—
Increase in operating assets:
Interest receivable	(142)	—
Prepaid expenses and other assets	(41)	—
Increase in operating liabilities:
Payable for unsettled trades	1,914	—
Management and incentive fees payable	—	—
Accounts payable and accrued expenses	295	8
Interest and credit facility fees payable	19	—
Net cash used in operating activities	(12,039)	—

Financing activities:
Proceeds from issuance of shares of common stock, net	7,993	200
Reinvestment of stockholder distributions	43	—
Payments offering costs	(1,550)	(199)
Proceeds from line of credit	5,900	—
Payments of financing cost	(51)	—
Proceeds from affiliate, net	632	—
Stockholder distributions	(101)	—
Net cash provided by financing activities	12,866	1

Net increase in cash and cash equivalents	827	1
Cash and cash equivalents, beginning of period	1	—
Cash and cash equivalents, end of period	$828	$1

Supplemental information:
Interest paid during the period	$30	$—

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2011

Portfolio Company (a)	Industry	Investment Coupon Rate/Maturity	Effective Yield	Principal / Number of Shares	Amortized Cost	Fair Value ( c )	% of Net Assets

Senior Secured First Lien Loans - 111.3% (b)
Audio Messaging Solutions, LLC	Media/Marketing	12.00%, 6/16/2016	12.00%	$1,085	$1,085	$1,085	13.3%
Avaya, Inc.	Telecommunications	L + 4.50% (5.01%), 10/26/2017	7.80%	292	260	272	3.3%
California Healthcare Medical Billing, Inc.	Professional Services	12.00%, 10/17/2015	12.00%	230	230	230	2.8%
Central Parking	Parking Services	L +2.25% (2.81%), 5/22/2014	8.54%	349	305	305	3.7%
Chrysler Group LLC	Automobile Manufacturing	L + 4.75% (6.00%), 5/24/2017	8.27%	299	270	284	3.5%
EIG Investors	Web Hosting	L + 6.50% (8.00%), 12/19/2017	8.43%	500	490	490	6.0%
Global Tel Link	Telecommunications	L + 5.50% (7.00%), 11/26/2017	7.41%	500	490	490	6.0%
Harrah's Propco	Resorts	L + 3.00% (3.25%), 2/13/2015	10.87%	400	290	290	3.5%
Harrison Hydra-Gen, Ltd.	Manufacturing	12.00%, 6/4/2015	12.00%	230	230	230	2.8%
Indianapolis Aviation Partners, LLC	Aviation Services	12.00%, 9/15/2014	12.00%	230	230	230	2.8%
J Jill	Fashion/Retail	L + 8.50% (10.00%), 3/17/2017	13.18%	550	484	451	5.5%
K2 Pure Solutions	Chemicals Manufacturing	L + 6.75% (10.00%), 9/10/2015	9.99%	450	450	450	5.5%
KIK Custom Products Inc.	Consumer Products	L + 2.25% (2.53%), 11/24/2014	5.24%	499	430	430	5.2%
Mid-Columbia Lumber Products, LLC	Construction Materials	12.00%, 12/18/2014	12.00%	230	230	230	2.8%
Omi Holdings	Manufacturing	12.00%, 4/13/2013	11.99%	996	996	996	12.1%
Open Solutions	Software	L + 2.13% (2.55%), 1/23/2014	8.92%	549	485	485	5.9%
OPI International Ltd. (d)	Oil and Gas Equipment and Services	12.00%, 11/30/2015	12.00%	230	230	230	2.8%
Pegasus Research Group, LLC	Media/Marketing	13.00% Cash / 3% PIK, 1/6/2016	16.00%	231	231	231	2.8%
PPL Rvs, Inc	Recreational Vehicles	18.00%, 6/10/2015	17.99%	215	215	215	2.6%
ProPT	Physical Therapy	L + 7.00% (8.50%), 10/31/2016	8.84%	988	988	988	12.1%
River Aggregates, LLC	Construction Materials	12.00%, 3/30/2016	12.00%	230	230	230	2.8%
Texas Competitive Electric	Utilities	L + 4.50% (4.78%), 10/10/2017	12.43%	450	307	288	3.5%
Sub Total Senior Secured First Lien Loans					9,156	9,130	111.3%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2011

Senior Secured Second Lien Loans - 36.5% (b)
Bolthouse	Agriculture	L + 7.50% (9.50%), 8/11/2016	9.49%	$500	$500	$500	6.1%
Ceres Management, LLC	Auto Parts and Equipment	14.00%, 3/31/2013	13.98%	230	230	230	2.8%
Condit Exhibits, LLC (e)	Media/Marketing	9.00% Cash / 9.00% PIK, 7/1/2013	17.97%	230	230	230	2.8%
Infor Global	Software	L + 6.25% (6.51%), 3/2/2014	9.01%	600	498	498	6.1%
Pierre Foods Inc.	Food and Food Service	L + 9.50% (11.25%), 9/30/2017	11.18%	500	499	499	6.1%
Sensus Metering	Energy Metering	L + 7.25% (8.50%), 5/9/2017	8.97%	600	588	588	7.1%
Southern Pacific Resource Corp. (d)	Oil/Gas Exploration and Drilling	L + 7.50% (10.75%), 1/7/2016	10.58%	449	451	451	5.5%
Sub Total Senior Secured Second Lien Loans					2,996	2,996	36.5%

Senior Secured Bonds - 16.6% (b)
Avis Budget Car Rental	Automobiles Rentals	8.25%, 1/15/2019	8.92%	$500	$488	$507	6.1%
McClatchy Co.	Media/Marketing	11.50%, 2/15/2017	12.55%	500	481	481	5.9%
Momentive Performance	Chemicals Manufacturing	9.00%, 1/15/2021	13.40%	500	396	380	4.6%
Sub Total Senior Secured Bonds					1,365	1,368	16.6%

Subordinated Debt - 2.8% (b)
NTS Holdings, Inc.	Logistics	12.00%, 4/30/2015	11.99%	230	230	230	2.8%
Sub Total Subordinated Debt					230	230	2.8%

Equity/Other - 6.7% (b)
Bank of America - (BAC-H Preferred)	Financial Services	Perpetual	—	25	547	547	6.7%
Sub Total Equity/Other					547	547	6.7%

TOTAL INVESTMENTS - 173.9% (b)					$14,294	$14,271	173.9%
LIABILITIES IN EXCESS OF OTHER ASSETS - 73.9%						(6,064)	73.9%
NET ASSETS - 100%						$8,207	100%

(a)
All of the Company’s debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except OPI International Ltd., Southern Pacific Resource Corp. and Avis Budget Car Rental.

(b)	Percentages are based on net assets of $8,207 thousand as of December 31, 2011.

(c)
Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by the Company’s board of directors as required by the Investment Company Act of 1940. (See Note 3 to the financial statements).

(d)	Non-U.S. company. The principal place of business for OPI International Ltd. is Bermuda and for Southern Pacific Resource Corp. is Canada.

(e)	Terms of loan include PIK interest. Company has paid interest currently since February 2011.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
December 31, 2011

Note 1 — Organization and Basis of Presentation

Business Development Corporation of America (the “Company”), incorporated in Maryland on May 5, 2010, is an externally managed, non-diversified closed-end investment company that intends to elect to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes for the taxable year ended December 31, 2011 and that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is, therefore, required to comply with certain regulatory requirements as promulgated under the 1940 Act. The Company is managed by BDCA Adviser, LLC (the “Adviser”) pursuant to the terms of the Investment Advisory and Management Services Agreement, as amended (the “Advisory Agreement”). The Adviser was formed in Delaware as a private investment management firm and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of its activities and is responsible for making investment decisions for its portfolio.

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The Company sold 22,222 shares of common stock to its Adviser, an entity wholly owned by AR Capital, LLC (formerly known as American Realty Capital II, LLC) (the “Sponsor”) on July 8, 2010, at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.  On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and commenced operations as of that date. As of December 31, 2011, the Company had issued 0.9 million shares of common stock for gross proceeds of $9.1 million including the purchase made by the Adviser and shares issued under the Company's distribution reinvestment plan ("DRIP").

The Company anticipates that during its offering period it will invest largely in first and second lien senior secured loans and mezzanine debt issued by middle market companies. We may also purchase interests in loans through secondary market transactions in the "over-the-counter" market for institutional loans. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. The Company defines middle market companies as those with annual revenues between $10 million and $1 billion. The Company expects that each investment will range between approximately $1 million and $25 million, although this investment size will vary proportionately with the size of its capital base. As the Company increases its capital base during the offering period, it will begin investing in, and ultimately intends to have a substantial portion of its assets invested in, customized direct loans to and equity securities of middle market companies. In most cases, companies to whom the Company provides customized financing solutions will be privately held at the time the Company invests in them.

Prior to June 2011, the Adviser had a sub-advisory agreement with an independent third party, Main Street Capital Corporation (“Main Street”), to act as a sub-adviser and to provide, subject to the Adviser's oversight, investment related services including identifying, evaluating, negotiating and structuring investments. In June 2011, the Adviser and Main Street agreed to terminate the agreement between them. In conjunction with the termination of the agreement, the Company agreed to pay Main Street a termination fee of $0.3 million. At that time, Main Street Capital Partners, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Main Street, agreed to act as a consultant to the Adviser, offering advice and guidance with respect to certain back-office and compliance functions including, but not limited to, compliance with the 1940 Act rules and regulations, RIC compliance, investment company accounting matters and other applicable regulatory and operational service issues. The Company has entered into a fund administration servicing agreement and a fund accounting servicing agreement with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for the Company to operate. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the Company’s IPO. The Adviser and the Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets.  The Adviser and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
December 31, 2011

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

Valuation of Portfolio Investments

Portfolio investments are reported on the balance sheet at fair value. On a quarterly basis the Company performs an analysis of each investment to determine fair value as follows:

Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded but are traded through broker networks are valued using information including, but not limited to, indicative dealer quotes, values of like securities, and other available market information.

Investments in securities for which no active market exists are generally valued using either an enterprise value methodology and / or using debt fair value techniques. The enterprise value methodology determines the total value of a portfolio company, which is then allocated to individual securities in order of liquidation preference. To determine enterprise value the Company may use discounted cash flow techniques, comparisons to valuations of similar publicly traded companies, or comparisons to market transactions for comparable companies among other techniques where appropriate. Debt fair value techniques, such as market yield analysis where a discounted cash flow analysis is performed using estimated current market yield required on the debt instrument, may be applied to individual debt instruments.

In determining the fair value of investments, the Company may look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies, net income, revenues or, in limited instances, book value or liquidation value of a portfolio company, or other industry practices. The Company may also consider the size and scope of a portfolio company and its specific strengths and weaknesses, as well as any other factors the Company deems relevant in assessing the value. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security, if there is one.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, we will incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that our board of directors will consider include the borrower’s ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing our debt investments.

As part of the Company's quarterly valuation process the Adviser may be assisted by an independent valuation firm engaged by the Company's board of directors. The audit committee of our board of directors reviews each preliminary valuation and the Adviser and an independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee. The Company's board of directors then discusses the valuations and determines the fair value of each investment, in good faith, based on the input of the Adviser, the independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
December 31, 2011

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. The Company has no control investments and affiliated investments as defined under the 1940 Act.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments in a money market fund. Cash and cash equivalents are carried at cost which approximates fair value. Per section 12(d)(1)(a) of the 1940 Act, the Company may not invest in another registered investment company, including a money market fund, if any of the following occur:

•	the Company owns more than 3% of the money market fund;

•	the Company holds securities in the money market fund having an aggregate value in excess of 5% of the value of the total assets of the Company; or

•	the Company holds securities in money market funds and other registered investment companies having an aggregate value in excess of 10% of the value of the total assets of the Company.

Offering Costs

The Company has incurred certain costs in connection with the registration of shares of its common stock. These costs principally relate to professional fees, printing fees, fees paid to the SEC and fees paid to the Financial Industry Regulatory Authority. Offering costs are recorded as a reduction to contributed capital.

Pursuant to the Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for offering costs to the extent that together with all prior offering costs, they exceed the greater of $0.1 million or 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Additionally, the Company entered into an expense support agreement (the “Expense Support Agreement”) with the Adviser whereby the Adviser may elect to assume the liability for offering and operating costs. See Note 4 – Related Party Transactions and Arrangements for more information on these agreements.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s revolving credit facilities are deferred and amortized using the straight-line method over the life of the respective facility.

Distributions

The Company intends to pay distributions on a monthly basis. Subject to the board of directors’ discretion and applicable legal restrictions, the Company’s board of directors intends to authorize and declare a quarterly distribution amount per share of the Company’s common stock. The Company will then calculate each stockholder’s specific distribution amount for the month using record and declaration dates and accrue distributions on the date the Company accepts a subscription for shares of the Company’s common stock. From time to time, the Company may also pay interim distributions, including capital gains distributions, at the discretion of the Company’s board of directors. The Company’s distributions may exceed earnings, especially during the period before it has substantially invested the proceeds from the offering. As a result, a portion of the distributions made by the Company may represent a return of capital for U.S. federal income tax purposes. A return of capital is a return of each stockholder’s investment rather than earnings or gains derived from the Company’s investment activities.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
December 31, 2011

Distribution Reinvestment Program

The Company has adopted an “opt in” DRIP pursuant to which an investor may elect to have the full amount of their cash distributions reinvested in additional shares of the Company’s common stock. Participants in the Company’s DRIP are free to elect or revoke reinstatement in the DRIP within a reasonable time as specified in the plan. If an investor does not elect to participate in the plan, the investor will automatically receive any distributions the Company declares in cash. The Company expects to coordinate distribution payment dates so that the same price that is used for the closing date immediately following such distribution payment date will be used to calculate the purchase price for purchasers under the DRIP. The investors’ reinvested distributions will purchase shares at a price equal to 90% of the price that shares are sold in the offering at the closing immediately following the distribution payment date.

Interest Income

Investment transactions are accounted for on the trade date. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. Discounts and premiums on investments purchased are accreted/amortized over the life of the respective investment using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortizations of premium on investments.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Gains or losses on the sale of investments are calculated using the specific identification method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Income Taxes

The Company intends to elect to be treated for federal income tax purposes, and intends to qualify thereafter, as a RIC under Subchapter M of the Code. Generally, a RIC is exempt from federal income taxes if it distributes at least 90% of ‘‘Investment Company Taxable Income,’’ as defined in the Code, each year. Dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. The Company intends to distribute sufficient dividends to maintain its RIC status each year. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income each calendar year, 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. The Company will generally endeavor each year to avoid any federal excise taxes.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
December 31, 2011

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

At December 31, 2011 and December 31, 2010, no shares have been redeemed under the SRP.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company’s own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance will be applied prospectively and will be effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance has not had a material impact on the Company’s financial position or results of operations.

 Note 3 — Fair Value of Financial Instruments

Accounting guidance establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. This alternative approach also reflects the contractual terms of the derivatives, if any, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The guidance defines three levels of inputs that may be used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

•
Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

•
Level 3—Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
December 31, 2011

The determination of where an asset or liability falls in the above hierarchy requires significant judgment and factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects that changes in classifications between levels will be rare.

The Company’s investment portfolio at December 31, 2011 was comprised primarily of debt instruments for which quoted prices within the categories of Level 1 and Level 2 inputs are not available. Therefore, at December 31, 2011, the majority of investments were valued at fair value as determined in good faith by the board of directors using Level 3 inputs. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at December 31, 2011 may differ materially from values that would have been used had a ready market for the securities existed.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors. The Company evaluates the source of inputs, including any markets in which the Company’s investments are trading, in determining fair value.

The following table presents fair value measurements of investments, by major class, as of December 31, 2011 according to the fair value hierarchy (dollars in thousands). There were no investments as of December 31, 2010.

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Loans	$—	$—	$9,130	$9,130
Senior Secured Second Lien Loans	—	—	2,996	2,996
Senior Secured Bonds	—	—	1,368	1,368
Subordinated Debt	—	—	230	230
Equity/Other	547	—	—	547
Total	$547	$—	$13,724	$14,271

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2011 (dollars in thousands):

	Senior Secured First Lien Loans	Senior Secured Second Lien Loans	Senior Secured Bonds	Subordinated Debt	Total
Balance as of December 31, 2010	$—	$—	$—	—	$—
Net unrealized gains (losses)	(27)	—	4	—	(23)
Purchases and other adjustments to cost	9,277	2,997	1,364	230	13,868
Sales and redemptions	(121)	(1)	—	—	(122)
Net realized gain	1	—	—	—	1
Net transfers in and/or out	—	—	—	—	—
Balance as of December 31, 2011	$9,130	$2,996	$1,368	$230	$13,724

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
December 31, 2011

The composition of the Company’s investments as of December 31, 2011, at amortized cost and fair value, were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Loans	$9,156	$9,130	64.0%
Senior Secured Second Lien Loans	2,996	2,996	21.0%
Senior Secured Bonds	1,365	1,368	9.6%
Subordinated Debt	230	230	1.6%
Equity/Other	547	547	3.8%
Total	$14,294	$14,271	100.0%

Note 4 — Related Party Transactions and Arrangements

The Adviser owns 0.02 million shares of the Company’s outstanding common stock as of December 31, 2011.

Management and Incentive Fee Compensation to the Adviser

The Adviser and its affiliates receive fees for services relating to the investment and management of the Company’s assets. The Adviser is entitled to an annual base management fee calculated at an annual rate of 1.5% of the Company’s average gross assets. The management fee is payable quarterly in arrears, and shall be calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. All or any part of the management fee not taken as to any quarter shall be deferred without interest and may be taken in such other quarter as the Adviser will determine. The management fee for any partial month or quarter will be appropriately prorated.

The incentive fee consists of three parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on 20% of “pre-incentive fee net investment income” but only after the payment of a certain preferred return rate to investors, as defined in the Advisory Agreement, for the immediately preceding quarter of 1.75% per quarter, or an annualized rate of 7.0% subject to a "catch-up" feature. The second part of the incentive fee, which is referred to as the incentive fee on capital gains during operations, is an incentive fee on capital gains earned on liquidated investments from the Company’s portfolio during operations prior to a liquidation of the Company and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. The third part of the incentive fee, which is referred to as the subordinated liquidation incentive fee, equals 20.0% of the net proceeds from a liquidation of the Company in excess of adjusted capital, as calculated immediately prior to liquidation.

For the year ended December 31, 2011, the Adviser waived $0.1 million of compensation owed to it for management and incentive fees. No fees were owed to the Adviser at December 31, 2010.

Expense Support Agreement

The Adviser and its affiliates may incur and pay costs and fees on behalf of the Company which may be reimbursable to the Adviser. The Company and its Adviser have entered into the Expense Support Agreement whereby the Adviser may pay the Company up to 100% of all offering and operating expenses (“Expense Support Payment”) for any period beginning on the effective date of the Registration Statement, until the Adviser and the Company mutually agree otherwise. The Expense Support Payment for any month shall be paid by the Adviser to the Company in any combination of cash or other immediately available funds, and/or offsets against amounts due from the Company to the Adviser, no later than five business days after the end of such month.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
December 31, 2011

Offering and operating expenses subject to this agreement included offering costs incurred in connection with the Company’s ongoing offering of common stock, which are recorded as a component of equity, and expenses as defined by U.S. GAAP, including, without limitation, advisory fees payable and interest on indebtedness for such period, if any.

Pursuant to the terms of the Expense Support Agreement, the Company has agreed to reimburse the Adviser for each Expense Support Payment within three years from the end of the fiscal year in which such Expense Support Payment is made by the Adviser, if requested by the Adviser. Reimbursement shall be made as promptly as possible, but only to the extent it does not cause the Company’s operating expenses, excluding organization and offering expenses, Management fees and incentive fees payable to the Adviser, financing fees and interest, brokerage commissions and extraordinary expenses to exceed 1.5% of net assets attributable to shares of common stock after taking such payment into account.

If an Expense Support Payment has not been reimbursed prior to the end of the third fiscal year following the date such Expense Support Payment was made, the Company’s obligation to pay such Expense Support Payment shall automatically terminate, and be of no further effect.

As of December 31, 2011, the Adviser had assumed $0.1 million of offering costs and $0.7 million of operating expenses pursuant to the Expense Support Agreement.

Offering Costs

Pursuant to the Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for offering expenses to the extent that, together with all prior offering expenses, the amounts exceed 1.5% of the aggregate gross proceeds from the Company’s on-going offering.

As of December 31, 2011, $0.1 million of offering costs were assumed by the Adviser pursuant to the Expense Support Agreement described above. As of December 31, 2011, offering costs in the amount of $0.9 million have been incurred and are the responsibility of the Adviser. As of December 31, 2010, offering costs incurred of $1.2 million were the responsibility of the Adviser and were recorded as deferred financing costs, which has been reclassified to due from affiliates.

Note 5 — Borrowings

In January 2011, the Company entered into an agreement to obtain a revolving line of credit in the amount of $10.0 million with Main Street. The line of credit bears a variable interest rate based on the London Interbank Offered Rate plus 3.50%, or 3.77% at December 31, 2011. The line will be available to the Company until January 2013 and permits the Company to periodically draw on the available funds to purchase securities or pay certain expenses. All unpaid principal is due at maturity. The line of credit agreement requires the Company to pay a maximum commitment fee of $0.1 million payable based on 1% of each draw of the available funds. This commitment fee is included in deferred financing costs on the Company's balance sheet and is being amortized over the term of the agreement, which is two years. As of December 31, 2011, the Company had deferred financing costs of $0.1 million, net of accumulated amortization of $0.05 million. Borrowings under the line of credit are secured by the assets of the Company including cash, securities, investments, property, fixtures and equipment among other assets. At December 31, 2011, $5.9 million was drawn on this facility. For the year ended December 31, 2011, the Company incurred interest expense related to the outstanding borrowings of $0.05 million. For the period from May 5, 2010 (date of inception) to December 31, 2010, the Company incurred no interest expense since there were no outstanding borrowings in 2010.  As of December 31, 2011, the Company had accrued $0.02 million in interest expense related to the outstanding borrowings and included in the interest and credit facility fees payable in the accompanying statement of assets and liabilities.  As of December 31, 2010, the Company had no accrued interest expense since there were no outstanding borrowings in 2010. The Company's revolving line of credit is a floating rate instrument with a carrying value of $5.9 million, which approximates fair value as of December 31, 2011.

Note 6 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
December 31, 2011

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

Note 8 — Common Stock

On July 8, 2010, the Adviser purchased 0.02 million shares of common stock at $9.00 per share, which represents the public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share, pursuant to a private placement, which contributed an aggregate of $0.2 million to the Company.

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and through December 31, 2011, the Company sold 0.9 million shares of common stock for gross proceeds of $9.1 million, including shares issued to the Adviser for the initial capitalization of the Company and shares issued under the DRIP.

Note 9 — Net Increase in Net Assets

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of December 31, 2011 and 2010.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the year ended December 31, 2011, and for the period from May 5, 2010 (date of inception) to December 31, 2010 (dollars in thousands except share and per share amounts):

	For the Year Ended December 31,	For the Period from May 5, 2010 (Date of Inception) to December 31,
	2011	2010
Basic and diluted
Net increase (decrease) in net assets from operations	$137	$(8)
Weighted average shares outstanding	214,640	22,222
Earnings (loss) per share-basic and diluted	$0.64	$(0.35)

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
December 31, 2011

Note 10 — Distributions

On June 23, 2011, the Company’s board of directors declared a series of distributions representing an annualized yield of 8.11% based on the Company’s initial public offering price of $10.00 per share. The monthly distributions were made to stockholders of record on certain record dates. From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of December 31, 2011, the Company has accrued $0.06 million in stockholder distributions that were unpaid.

The following table reflects the cash distributions per share that we have paid on our common stock to date (dollars in thousands except share and per share amounts):

Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2011:
October 3, 2011	$0.07	$13	$13	$26
November 1, 2011	$0.07	$20	$14	$34
December 1, 2011	$0.06	$25	$17	$42
2012:
January 3, 2012	$0.06	$35	$21	$56
		$93	$65	$158

The Company has not established any limit on the extent to which it may use borrowings, if any, or proceeds from its IPO to fund distributions (which may reduce the amount of capital it ultimately invests in assets). There can be no assurance that the Company will be able to sustain distributions at any particular level.

The aggregate cost of the Company's investments for Federal Income tax purposes was $14.3 million at December 31, 2011. The aggregate unrealized depreciation on a tax basis was $0.02 million at December 31, 2011. The Company's net investment income on a tax basis was $0.2 million for the year ended December 31, 2011. All of the Company's net investment income on a tax basis was distributed for the year ended December 31, 2011 including the distribution made in January 2012.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
December 31, 2011

Note 11 — Financial Highlights

The following is a schedule of financial highlights for the year ended December 31, 2011 and for the period from May 5, 2010 (date of inception) to December 31, 2010:

	For the Year Ended December 31, 2011	For the Period from May 5, 2010 (Date of Inception) to December 31, 2010
Per share data:
Net asset value, beginning of period	$8.65	$—

Results of operations (1) Net investment income (loss)	0.74	(0.35)
Net realized and unrealized losses on investments	(0.10)	—
Net increase (decrease) in net assets resulting from operations	0.64	(0.35)

Stockholder distributions (2) Distributions from net investment income	(0.74)	—
Net decrease in net assets resulting from stockholder distributions	(0.74)	—

Capital share transactions Issuance of common stock (3)	0.54	9.00
Offering costs	(0.05)	—
Net increase in net assets resulting from capital share transactions	0.49	9.00
Net asset value, end of period	$9.04	$8.65
Shares outstanding at end of period	907,848	22,222
Total return (5)	7.27%	—
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$8,207	$192
Ratio of net investment income to average net assets (4)(6)	5.38%	(8.20)%
Ratio of operating expenses to average net assets (4)(6)	5.05%	8.20%
Ratio of incentive fees to average net assets (6)	2.26%	—
Ratio of credit facility related expenses to average net assets (6)	4.03%	—
Portfolio turnover ratio	1.49%	—
_________________________

(1)
The per share data was derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense waivers and reimbursements equals ($3.17) for the year ended December 31, 2011.  There was no expense waiver and reimbursement for the period from May 5, 2010 (date of inception) to December 31, 2010.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous offering.

(4)
For the year ended December 31, 2011, excluding the expense waiver and reimbursement, the ratio of net investment income and operating expenses to average net assets is (22.26)% and 32.69%, respectively. For the period from May 5, 2010 (date of inception) to December 31, 2010, there was no expense waiver and reimbursement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
December 31, 2011

(5)
Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the year ended December 31, 2011, includes the effect of the expense waiver and reimbursement which equaled 27.64%. For the period from May 5, 2010 (date of inception) to December 31, 2010, there was no expense waiver and reimbursement. Total returns covering less than a full period are not annualized.

(6)	Ratios are annualized.

Note 12 – Selected Quarterly Data (Unaudited)

The following is the quarterly results of operations for the year ended December 31, 2011. The operating results for any quarter are not necessarily indicative of results for any future period (dollars in thousands except share and per share amounts):

	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Investment income	$246	$62	$—	$—
Operating expenses
Total expenses	301	490	113	63
Less: Waiver of management and incentive fees	(72)	(44)	—	—
Less: Expense support reimbursement	(131)	(571)	—	—
Net expenses	98	(125)	113	63
Net investment income (loss)	148	187	(113)	(63)
Realized and unrealized gain (loss)	(22)	—	—	—
Net increase (decrease) in net assets resulting from operations	$126	$187	$(113)	$(63)
Per share information - basic and diluted
Net investment income (loss)	$0.22	$1.26	$(5.06)	$(2.82)
Net increase (decrease) in net assets resulting from operations	$0.19	$1.26	$(5.06)	$(2.82)
Weighted average shares outstanding	660,264	147,578	22,222	22,222

Note 13 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements except for the following:

Subsequent to December 31, 2011 through the date of issuance of the financial statements included herein, the Company has purchased 17 debt investments and 1 equity investment with an aggregate face value of $21.3 million for $20.7 million in cash and sold 16 debt investments and 1 equity investment with an aggregate carrying value of $5.2 million for an aggregate redemption value of $5.3 million in cash resulting in a realized gain of $0.1 million.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
December 31, 2011

In conjunction with the acquisition of these investments, the Company drew an additional $2.9 million on the Company’s revolving credit facility. The remaining funding for the acquisitions was from net proceeds from the Company’s continuous offering.

From January 1, 2012 to March 9, 2012, the Company has issued 1.2 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $11.9 million.