Form 10-Q
period 2012-03-31
Business Development Corp of America
filed 2012-05-15
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
    The number of shares of the registrant's common stock, $0.001 par value, outstanding as of May 11, 2012 was 5,276,112.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

Item 1. Financial Statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $32,520 and $14,294, respectively)	$32,830	$14,271
Cash and cash equivalents	1,120	828
Interest receivable	265	142
Due from affiliate	2,106	918
Deferred credit facility financing costs, net	38	50
Prepaid expenses and other assets	27	41
Total assets	36,386	16,250

LIABILITIES
Revolving credit facility	$10,000	$5,900
Payable for unsettled trades	1,007	1,914
Accounts payable and accrued expenses	145	154
Interest and credit facility fees payable	32	19
Stockholder distributions payable	166	56
Total liabilities	11,350	8,043

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 shares authorized 2,726,639 and 912,297 shares issued and outstanding, respectively	3	1
Capital in excess of par value	24,645	8,235
Accumulated distributions in excess of net investment income	(3)	(7)
Accumulated net realized gain from investments	81	1
Net unrealized appreciation (depreciation) on investments	310	(23)
Net assets	25,036	8,207

Total liabilities and net assets	$36,386	$16,250

Net asset value per share *	$9.18	$9.00
Offering price per share excluding commissions and dealer manager fees	$9.23	$9.23

*Net asset value per share and common shares outstanding for the period ended March 31, 2012 and year ended December 31, 2011 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Investment income:
Interest income	$569	$—
Other income	41	—
Total investment income	610	—

Operating expenses:
Interest and credit facility financing expenses	106	13
Professional fees	119	—
Directors fees	29	—
Insurance	51	—
Management fees	98	—
Incentive fees	149	—
Other administrative	26	50
Expenses before expense waivers and reimbursements	578	63
Waiver of management and incentive fees	(247)	—
Expense support reimbursement	(78)	—
Total expenses, net of expense waivers and reimbursements	253	63

Net investment income (loss)	357	(63)

Realized and unrealized gain on investments:
Net realized gain from investments	80	—
Net change in unrealized appreciation on investments	333	—
Net realized and unrealized gain on investments	413	—

Net increase (decrease) in net assets resulting from operations	$770	$(63)

Per share information - basic and diluted*:
Net investment income (loss)	$0.21	$(2.82)
Net increase (decrease) in net assets resulting from operations	$0.44	$(2.82)
Weighted average common shares outstanding	1,739,161	22,223

*Per share information - basic and diluted and weighted average common shares outstanding for the three months ended March 31, 2012 and 2011 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Operations:
Net investment income (loss)	$357	$(63)
Net realized gain from investments	80	—
Net unrealized appreciation on investments	333	—
Net increase (decrease) in net assets from operations	770	(63)
Stockholder distributions:
Distributions from net investment income	(353)	—
Net decrease in net assets from stockholder distributions	(353)	—
Capital share transactions:
Issuance of common stock	16,331	—
Reinvestment of stockholder distributions	81	—
Net increase in net assets from capital share transactions	16,412	—

Total increase (decrease) in net assets	16,829	(63)
Net assets at beginning of period	8,207	192
Net assets at end of period	$25,036	$129

Net asset value per common share *	$9.18	$5.79
Common shares outstanding at end of period *	2,726,639	22,331

Accumulated distributions in excess of net investment income	$(3)	$(63)

*Net asset value per share and common shares outstanding for the period ended March 31, 2012 and year ended December 31, 2011 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Operating activities:
Net increase (decrease) in net assets from operations	$770	$(63)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net accretion of discount on investments	(66)	—
Amortization of deferred financing costs	12	13
Repayments of investments	5,917	—
Purchase of investments	(23,997)	—
Net realized gain from investments	(80)	—
Net unrealized appreciation on investments	(333)	—
Increase (decrease) in operating assets:
Interest receivable	(123)	—
Prepaid expenses and other assets	13	(41)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(907)	—
Accounts payable and accrued expenses	41	91
Interest and credit facility fees payable	13	—
Net cash used in operating activities	(18,740)	—

Financing activities:
Proceeds from issuance of shares of common stock, net	16,412	—
Payments of offering costs	(674)	(1)
Proceeds from line of credit	4,100	—
Payments of financing cost	(50)	—
Payments to affiliate, net	(513)	—
Stockholder distributions	(243)	—
Net cash provided by (used in) financing activities	19,032	(1)

Net increase (decrease) in cash and cash equivalents	292	(1)
Cash and cash equivalents, beginning of period	828	1
Cash and cash equivalents, end of period	$1,120	$—

Supplemental information:
Interest paid during the period	$65	$—

Supplemental non-cash information:
Stock distribution	$184	$—
Cash distribution payable	$118	$—

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

SCHEDULE OF INVESTMENTS
(dollars in thousands)

March 31, 2012 (Unaudited)

Portfolio Company (a)	Industry	Investment Coupon Rate/Maturity	Effective Yield	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets

Senior Secured First Lien Debt - 83.0% (b)
Audio Messaging Solutions, LLC	Media: Diversified & Production	12.00%, 6/16/2016	12.00%	$1,085	$1,085	$1,085	4.3%
BCBG Max Azria	Retail	L+10.50% (13.75%), 6/9/2015	16.51%	997	932	932	3.7%
Caribbean Restaurants	Beverage, Food & Tobacco	L+7.50% (9.00%), 2/16/2017	9.44%	1,000	980	980	3.9%
Community Choice	Banking, Finance, Insurance & Real Estate	10.75%, 5/1/2019	11.34%	2,000	1,972	1,972	7.9%
CST Industries	Construction & Building	L+6.50% (8.00%), 8/9/2013	14.42%	2,287	2,124	2,124	8.5%
DS Waters	Beverage, Food & Tobacco	L+9.00% (10.50%), 8/22/2017	10.96%	2,000	1,960	1,960	7.8%
EIG Investors	Services: Business	L+6.25% (7.75%), 12/19/2017	8.15%	499	489	489	2.0%
Fertitta Morton's Restaurant, Inc.	Beverage, Food & Tobacco	L+7.25% (8.75%), 1/30/2017	9.79%	1,000	976	976	3.9%
Global Tel Link	Telecommunications	L+5.50% (7.00%), 11/26/2017	7.59%	499	489	489	2.0%
Harrah's Propco	Hotel, Gaming & Leisure	L+3.00% (3.23%), 2/13/2015	14.68%	400	298	318	1.3%
J Jill	Retail	L+8.50% (10.00%), 3/17/2017	13.18%	543	481	421	1.7%
K2 Pure Solutions	Chemicals, Plastics & Rubber	L+6.75% (10.00%), 9/10/2015	9.88%	1,950	1,957	1,957	7.8%
McClatchy Co.	Media: Advertising, Printing & Publishing	11.50%, 2/15/2017	12.55%	500	481	533	2.1%
Metokote	Chemicals, Plastics & Rubber	L+6.50% (10.00%), 11/27/2013	9.98%	1,177	1,177	1,177	4.7%
Omi Holdings	Capital Equipment	12.00%, 4/13/2013	11.99%	952	952	952	3.8%
Open Solutions	Services: Business	L+2.13% (2.69%), 1/23/2014	8.85%	547	491	512	2.0%
Permian Tanks	Energy: Oil & Gas	L+7.75% (9.50%), 3/16/2017	10.62%	2,000	1,950	1,950	7.8%
ProPT	Healthcare & Pharmaceuticals	L+7.00% (8.50%), 10/31/2016	8.84%	975	975	975	3.9%
Tekelec	Telecommunications	L+7.50% (9.00%), 3/31/2018	9.34%	1,000	985	985	3.9%
Sub Total Senior Secured First Lien Debt					20,754	20,787	83.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

SCHEDULE OF INVESTMENTS
(dollars in thousands)

March 31, 2012 (Unaudited)

Portfolio Company (a)	Industry	Investment Coupon Rate/Maturity	Effective Yield	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Senior Secured Second Lien Debt - 37.0% (b)
Advantage Sales	Services: Business	L+7.75% (9.25%) 12/17/2017	9.68%	$595	$589	$589	2.4%
Blue Coat	High Tech Industries	L+10.00% (11.50%), 2/13/2018	11.87%	1,500	1,476	1,512	6.0%
Bolthouse	Beverage, Food & Tobacco	L+7.50% (9.50%), 8/11/2016	9.60%	1,500	1,505	1,505	6.0%
Infor Global	High Tech Industries	L+6.25% (6.49%), 3/2/2014	12.88%	1,600	1,441	1,595	6.4%
Pierre Foods Inc.	Beverage, Food & Tobacco	L+9.50% (11.25%), 9/30/2017	11.15%	1,000	999	999	4.0%
Rocket Software	Services: Business	L+8.75% (10.25%), 2/08/2018	10.67%	1,000	980	1,005	4.0%
Sensus Metering	Utilities: Electric	L+7.25% (8.50%), 5/9/2017	8.61%	600	589	589	2.4%
Southern Pacific Resource Corp. (d)	Energy: Oil & Gas	L+7.50% (10.75%), 1/7/2016	10.37%	1,445	1,462	1,462	5.8%
Sub Total Senior Secured Second Lien Debt					9,041	9,256	37.0%

Senior Unsecured Debt- 3.8% (b)
Avis Budget Car Rental	Automobile	8.25%, 1/15/2019	8.92%	$500	$488	$507	2.0%
Momentive Performance	Chemicals, Plastics & Rubber	9.00%, 1/15/2021	13.40%	500	397	440	1.8%
Sub Total Senior Unsecured Debt					885	947	3.8%

Equity/Other - 7.3% (b)
Carlyle CGMS	Banking, Finance, Insurance & Real Estate			20	$1,840	$1,840	7.3%
Sub Total Equity/Other					1,840	1,840	7.3%

TOTAL INVESTMENTS - 131.1% (b)					$32,520	$32,830	131.1%
LIABILITIES IN EXCESS OF OTHER ASSETS - 31.1%						(7,794)	31.1%
NET ASSETS - 100%						$25,036	100.0%

(a)
All of the Company's debt investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Southern Pacific Resource Corp., Avis Budget Car Rental and Carlyle CGMS.

(b)	Percentages are based on net assets of $25,036 thousand as of March 31, 2012.

(c)
Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by the Company's board of directors as required by the Investment Company Act of 1940. (See Note 3 to the financial statements).

(d)	Non-U.S. company. The principal place of business for Southern Pacific Resource Corp. is Canada.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2011

Portfolio Company (a)	Industry	Investment Coupon Rate/Maturity	Effective Yield	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets

Senior Secured First Lien Debt - 117.2% (b)
Audio Messaging Solutions, LLC	Media: Diversified & Production	12.00%, 6/16/2016	12.00%	$1,085	$1,085	$1,085	13.3%
Avaya, Inc.	Telecommunications	L + 4.50% (5.01%), 10/26/2017	7.80%	292	260	272	3.3%
California Healthcare Medical Billing, Inc.	Healthcare & Pharmaceuticals	12.00%, 10/17/2015	12.00%	230	230	230	2.8%
Central Parking	Automobile	L + 2.25% (2.81%), 5/22/2014	8.54%	349	305	305	3.7%
Chrysler Group LLC	Automobile	L + 4.75% (6.00%), 5/24/2017	8.27%	299	270	284	3.5%
EIG Investors	Services: Business	L + 6.50% (8.00%), 12/19/2017	8.43%	500	490	490	6.0%
Global Tel Link	Telecommunications	L + 5.50% (7.00%), 11/26/2017	7.41%	500	490	490	6.0%
Harrah's Propco	Hotel, Gaming & Leisure	L + 3.00% (3.25%), 2/13/2015	10.87%	400	290	290	3.5%
Harrison Hydra-Gen, Ltd.	Capital Equipment	12.00%, 6/4/2015	12.00%	230	230	230	2.8%
Indianapolis Aviation Partners, LLC	Aerospace and Defense	12.00%, 9/15/2014	12.00%	230	230	230	2.8%
J Jill	Retail	L + 8.50% (10.00%), 3/17/2017	13.18%	550	484	451	5.5%
K2 Pure Solutions	Chemicals, Plastics & Rubber	L + 6.75% (10.00%), 9/10/2015	9.99%	450	450	450	5.5%
KIK Custom Products Inc.	Consumer Goods: Non-Durable	L + 2.25% (2.53%), 11/24/2014	5.24%	499	430	430	5.2%
McClatchy Co.	Media: Advertising, Printing & Publishing	11.50%, 2/15/2017	12.55%	500	481	481	5.9%
Mid-Columbia Lumber Products, LLC	Construction & Building	12.00%, 12/18/2014	12.00%	230	230	230	2.8%
Omi Holdings	Capital Equipment	12.00%, 4/13/2013	11.99%	996	996	996	12.1%
Open Solutions	Services: Business	L + 2.13% (2.55%), 1/23/2014	8.92%	549	485	485	5.9%
OPI International Ltd. (d)	Energy: Oil & Gas	12.00%, 11/30/2015	12.00%	230	230	230	2.8%
Pegasus Research Group, LLC	Services: Business	13.00% Cash / 3% PIK, 1/6/2016	16.00%	231	231	231	2.8%
PPL Rvs, Inc	Automobile	18.00%, 6/10/2015	17.99%	215	215	215	2.6%
ProPT	Healthcare & Pharmaceuticals	L + 7.00% (8.50%), 10/31/2016	8.84%	988	988	988	12.1%
River Aggregates, LLC	Construction & Building	12.00%, 3/30/2016	12.00%	230	230	230	2.8%
Texas Competitive Electric	Utilities: Electric	L + 4.50% (4.78%), 10/10/2017	12.43%	450	307	288	3.5%
Sub Total Senior Secured First Lien Debt					9,637	9,611	117.2%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2011

Portfolio Company (a)	Industry	Investment Coupon Rate/Maturity	Effective Yield	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Senior Secured Second Lien Debt - 36.5% (b)
Bolthouse	Beverage, Food & Tobacco	L + 7.50% (9.50%), 8/11/2016	9.49%	$500	$500	$500	6.1%
Ceres Management, LLC	Automobile	14.00%, 3/31/2013	13.98%	230	230	230	2.8%
Condit Exhibits, LLC (e)	Media: Diversified & Production	9.00% Cash / 9.00% PIK, 7/1/2013	17.97%	230	230	230	2.8%
Infor Global	High Tech Industries	L + 6.25% (6.51%), 3/2/2014	9.01%	600	498	498	6.1%
Pierre Foods Inc.	Beverage, Food & Tobacco	L + 9.50% (11.25%), 9/30/2017	11.18%	500	499	499	6.1%
Sensus Metering	Utilities: Electric	L + 7.25% (8.50%), 5/9/2017	8.97%	600	588	588	7.1%
Southern Pacific Resource Corp. (d)	Energy: Oil & Gas	L + 7.50% (10.75%), 1/7/2016	10.58%	449	451	451	5.5%
Sub Total Senior Secured Second Lien Debt					2,996	2,996	36.5%

Senior Unsecured Debt - 10.7% (b)
Avis Budget Car Rental	Automobile	8.25%, 1/15/2019	8.92%	$500	$488	$507	6.1%
Momentive Performance	Chemicals, Plastics & Rubber	9.00%, 1/15/2021	13.40%	500	396	380	4.6%
Sub Total Senior Unsecured Debt					884	887	10.7%

Subordinated Debt - 2.8% (b)
NTS Holdings, Inc.	Construction & Building	12.00%, 4/30/2015	11.99%	$230	$230	$230	2.8%
Sub Total Subordinated Debt					230	230	2.8%

Equity/Other - 6.7% (b)
Bank of America - (BAC-H Preferred)	Banking, Finance, Insurance & Real Estate	Perpetual		25	$547	$547	6.7%
Sub Total Equity/Other					547	547	6.7%

TOTAL INVESTMENTS - 173.9% (b)					$14,294	$14,271	173.9%
LIABILITIES IN EXCESS OF OTHER ASSETS - 73.9%						(6,064)	73.9%
NET ASSETS - 100%						$8,207	100%

(a) All of the Company's debt investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except OPI International Ltd., Southern Pacific Resource Corp. and Avis Budget Car Rental.
(b) Percentages are based on net assets of $8,207 thousand as of December 31, 2011.
(c) Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by the Company's board of directors as required by the Investment Company Act of 1940. (See Note 3 to the financial statements).
(d) Non-U.S. company. The principal place of business for OPI International Ltd. is Bermuda and for Southern Pacific Resource Corp. is Canada.
(e) Terms of loan include PIK interest. Company has paid interest currently since February 2011.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Note 1 — Organization and Basis of Presentation

Business Development Corporation of America (the “Company”), incorporated in Maryland on May 5, 2010, is an externally managed, non-diversified closed-end investment company that elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2011 and that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is, therefore, required to comply with certain regulatory requirements as promulgated under the 1940 Act. The Company is managed by BDCA Adviser, LLC (the “Adviser”) pursuant to the terms of the Investment Advisory and Management Services Agreement, as amended (the “Advisory Agreement”). The Adviser was formed in Delaware as a private investment management firm and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of its activities and is responsible for making investment decisions for its portfolio.

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The Company sold 22,222 shares of common stock to its Adviser, an entity wholly owned by AR Capital, LLC (formerly known as American Realty Capital II, LLC) (the “Sponsor”) on July 8, 2010, at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.  On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and commenced operations as of that date. As of March 31, 2012, the Company had issued 2.7 million shares of common stock for gross proceeds of $27.1 million including the purchase made by the Adviser and shares issued under the Company's distribution reinvestment plan ("DRIP").

The Company anticipates that during its offering period it will invest largely in first and second lien senior secured loans and mezzanine debt issued by middle market companies. The Company may also purchase interests in loans through secondary market transactions in the "over-the-counter" market for institutional loans. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. The Company defines middle market companies as those with annual revenues between $10 million and $1 billion. The Company expects that each investment will range between approximately $1 million and $25 million, although this investment size will vary proportionately with the size of its capital base. As the Company increases its capital base during the offering period, it will begin investing in, and ultimately intends to have a substantial portion of its assets invested in, customized direct loans to and equity securities of middle market companies. In most cases, companies to whom the Company provides customized financing solutions will be privately held at the time the Company invests in them.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

The consolidated financial statements of the Company included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2011 and for the year then ended, which are included in the Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 19, 2012.
The Company's significant accounting policies are described in Note 2 to the financial statements as of December 31, 2011 and for the year then ended, which are included in the Form 10-K filed with the SEC on March 19, 2012. There have been no significant changes to these policies during the three months ended March 31, 2012, other than the updates described below.
New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the "FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company's own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance was applied prospectively and was effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial position or results of operations as the guidance relates only to disclosure requirements.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

The Company’s investment portfolio at March 31, 2012 was comprised primarily of debt instruments for which quoted prices within the categories of Level 1 and Level 2 inputs are not available. Therefore, at March 31, 2012, the majority of investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company’s investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at March 31, 2012 may differ materially from values that would have been used had a ready market for the securities existed.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors. The Company evaluates the source of inputs, including any markets in which the Company’s investments are trading, in determining fair value.

The following table presents fair value measurements of investments, by major class, as of March 31, 2012 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$—	$20,787	$20,787
Senior Secured Second Lien Debt	—	—	9,256	9,256
Senior Unsecured Debt	—	—	947	947
Equity/Other		—	1,840	1,840
Total	$—	$—	$32,830	$32,830

The following table presents fair value measurements of investments, by major class, as of December 31, 2011 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$—	$9,611	$9,611
Senior Secured Second Lien Debt	—	—	2,996	2,996
Senior Unsecured Debt	—	—	887	887
Subordinated Debt	—	—	230	230
Equity/Other	547	—	—	547
Total	$547	$—	$13,724	$14,271

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2012 (dollars in thousands):

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Senior Unsecured Debt	Subordinated Debt	Equity/Other	Total
Balance as of December 31, 2011	$9,611	$2,996	$887	$230	$—	$13,724
Net unrealized gains	59	216	58	—	—	333
Purchases and other adjustments to cost	14,705	7,516	2	—	1,840	24,063
Sales and redemptions	(3,627)	(1,464)	—	(230)	—	(5,321)
Net realized gains (losses)	39	(8)	—	—	—	31
Net transfers in and/or out	—	—	—	—	—	—
Balance as of March 31, 2012	$20,787	$9,256	$947	$—	$1,840	$32,830

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

The composition of the Company’s investments as of March 31, 2012, at amortized cost and fair value, were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$20,754	$20,787	63.3%
Senior Secured Second Lien Debt	9,041	9,256	28.2%
Senior Unsecured Debt	885	947	2.9%
Equity/Other	1,840	1,840	5.6%
Total	$32,520	$32,830	100.0%

The composition of the Company’s investments as of December 31, 2011, at amortized cost and fair value, were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$9,637	$9,611	67.4%
Senior Secured Second Lien Debt	2,996	2,996	21.0%
Senior Unsecured Debt	884	887	6.2%
Subordinated Debt	230	230	1.6%
Equity/Other	547	547	3.8%
Total	$14,294	$14,271	100.0%

Note 4 — Related Party Transactions and Arrangements

The Adviser and Sponsor own 0.02 million and 0.1 million shares of the Company’s outstanding common stock as of March 31, 2012, respectively.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Management and Incentive Fee Compensation to the Adviser

The Adviser and its affiliates receive fees for services relating to the investment and management of the Company’s assets. The Adviser is entitled to an annual base management fee calculated at an annual rate of 1.5% of the Company’s average gross assets. The management fee is payable quarterly in arrears, and is calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. All or any part of the management fee not taken as to any quarter is deferred without interest and may be taken in such other quarter as the Adviser will determine. The management fee for any partial month or quarter will be appropriately prorated.

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

For the three months ended March 31, 2012, the Adviser waived $0.2 million of compensation earned for management and incentive fees to provide additional liquidity to the Company and enable the Company to cover distributions from income from operations. No fees were earned to the Adviser for the three months ended March 31, 2011.

Expense Support Agreement

The Adviser and its affiliates may incur and pay costs and fees on behalf of the Company. The Company and its Adviser have entered into the Expense Support Agreement whereby the Adviser may pay the Company up to 100% of all offering and operating expenses (“Expense Support Payment”) for any period beginning on the effective date of the Registration Statement, until the Adviser and the Company mutually agree otherwise. The Expense Support Payment for any month shall be paid by the Adviser to the Company in any combination of cash or other immediately available funds, and/or offsets against amounts due from the Company to the Adviser.

Offering and operating expenses subject to this agreement include offering costs incurred in connection with the Company’s ongoing offering of common stock, which are recorded as a component of equity, and expenses as defined by U.S. GAAP, including, without limitation, advisory fees payable and interest on indebtedness for such period, if any.

Pursuant to the terms of the Expense Support Agreement, the Company has agreed if requested, to reimburse the Adviser for Expense Support Payments within three years from the end of the fiscal year in which such Expense Support Payment is made by the Adviser. Reimbursement shall be made as promptly as possible, but only to the extent it does not cause the Company’s operating expenses, excluding organization and offering expenses, management fees and incentive fees payable to the Adviser, financing fees and interest, brokerage commissions and extraordinary expenses to exceed 1.5% of net assets attributable to shares of common stock after taking such payment into account.

If an Expense Support Payment has not been reimbursed prior to the end of the third fiscal year following the date such Expense Support Payment was made, the Company’s obligation to pay such Expense Support Payment shall automatically terminate, and be of no further effect.

As of March 31, 2012, the Adviser had assumed on a cumulative basis, $0.1 million of offering costs and $0.8 million of operating expenses pursuant to the Expense Support Agreement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Offering Costs

Pursuant to the Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for offering expenses to the extent that, together with all prior offering expenses, the amounts exceed 1.5% of the aggregate gross proceeds from the Company’s on-going offering. As of March 31, 2012, offering costs in the amount of $2.1 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser.

Note 5 — Borrowings

In January 2011, the Company entered into an agreement to obtain a revolving line of credit in the amount of $10.0 million with Main Street Capital Corp. The line of credit bears a variable interest rate based on the London Interbank Offered Rate plus 3.50%. As of March 31, 2012, the variable rate was 3.74%, which was comprised of the London Interbank Offered Rate of 0.24%. As of December 31, 2011, the variable rate was 3.69%, which was comprised of the London Interbank Offered Rate of 0.19%. The line will be available to the Company until January 2013 and permits the Company to periodically draw on the available funds to purchase securities or pay certain expenses. All unpaid principal is due at maturity. The line of credit agreement requires the Company to pay a maximum commitment fee of $0.1 million payable based on 1% of each draw of the available funds. This commitment fee is included in deferred financing costs on the Company's balance sheet and is being amortized over the term of the agreement, which is two years. As of March 31, 2012, the Company had deferred financing costs of $0.1 million, net of accumulated amortization of $0.06 million. Borrowings under the line of credit are secured by the assets of the Company including cash, securities, investments, property, fixtures and equipment among other assets. At March 31, 2012, $10.0 million was drawn on this facility. For the three months ended March 31, 2012, the Company incurred interest expense related to the outstanding borrowings of $0.1 million. For the three months ended March 31, 2011, the Company incurred no interest expense since there were no outstanding borrowings during the period.

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates and accounts payable approximate their carrying value on the accompanying statements of assets and liabilities due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying statements of assets and liabilities are reported below. (amounts in thousands):

	Level	Carrying Amount at March 31, 2012	Fair Value at March 31, 2012
Senior secured revolving credit facility	3	$10,000	$10,000

The interest rate of the revolving line of credit is determined by a variable market rate and the Company's leverage ratio, and has terms commensurate with the market; as such the outstanding balance on the facility approximates fair value.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

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

Note 8 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and through March 31, 2012, the Company sold 2.7 million shares of common stock for gross proceeds of $27.1 million, including shares issued to the Adviser and Sponsor and shares issued under the DRIP.

See Note 10 — Distributions regarding a common stock distribution declared on March 29, 2012.

Note 9 — Net Increase (Decrease) in Net Assets

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of March 31, 2012 and 2011.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three months ended March 31, 2012, and March 31, 2011 (dollars in thousands except share and per share amounts):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2012	2011
Basic and diluted
Net increase (decrease) in net assets from operations	$770	$(63)
Weighted average shares outstanding *	1,739,161	22,223
Earnings (loss) per share-basic and diluted *	$0.44	$(2.82)

*Per share information - basic and diluted and weighted average common shares outstanding for the three months ended March 31, 2012 and 2011 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

On May 1, 2012, the Company announced that it was increasing its public offering price per share from $10.26 to $10.44.

Note 10 — Distributions

The Company has declared and paid cash distributions to stockholders on a monthly basis since it commenced operations. From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of March 31, 2012, the Company has accrued $0.2 million in stockholder distributions that were unpaid.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

The following table reflects the cash distributions per share paid on the Company's common stock to date (dollars in thousands except share and per share amounts):

Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2011:
October 3, 2011	$0.07	$13	$13	$26
November 1, 2011	0.07	20	14	34
December 1, 2011	0.06	25	17	42
2012:
January 3, 2012	0.06	35	21	56
February 1, 2012	0.06	47	26	73
March 1, 2012	0.06	80	34	114
April 2, 2012	0.06	118	48	166
May 1, 2012	0.06	157	65	222
		$495	$238	$733

The following table reflects the stock distributions per share that we declared on our common stock to date:

Date Declared	Record Date	Payment Date	Per Share	Distribution Percentage	Shares Issued
March 29, 2012	May 1, 2012	May 2, 2012	$0.05	0.49%	25,721

The Company has not established any limit on the extent to which it may use borrowings, if any, or proceeds from its IPO to fund distributions (which may reduce the amount of capital it ultimately invests in assets). There can be no assurance that the Company will be able to sustain distributions at any particular level.

On March 1, 2012 the price for which newly-issued shares under the DRIP will be issued to stockholders was changed from 95% to 90% of the stock price that the shares are sold in the offering as of the date the distribution is made.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

Note 11 — Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2012 and March 31, 2011:

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Per share data*:
Net asset value, beginning of period	$9.00	$8.61

Results of operations (1) Net investment income (loss)	0.21	(2.82)
Net realized and unrealized gain on investments	0.23	—
Net increase (decrease) in net assets resulting from operations	0.44	(2.82)

Stockholder distributions (2) Distributions from net investment income	(0.20)	—
Net decrease in net assets resulting from stockholder distributions	(0.20)	—

Capital share transactions Issuance of common stock (3)	0.10
Offering costs	(0.16)	—
Net decrease in net assets resulting from capital share transactions	(0.06)	—
Net asset value, end of period	$9.18	$5.79
Shares outstanding at end of period	2,726,639	22,331
Total return (5)	4.08%	—
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$25,036	$129
Ratio of net investment income to average net assets (4)(6)	15.62%	(148.51)%
Ratio of operating expenses to average net assets (4)(6)	11.10%	148.51%
Ratio of incentive fees to average net assets (6)	6.54%	—
Ratio of credit facility related expenses to average net assets (6)	4.63%	29.60%
Portfolio turnover ratio	23.63%	—

*Per share information and weighted average common shares outstanding for the three months ended March 31, 2012 and 2011 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.
_________________________

(1)
The per share data was derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense waivers and reimbursements equals $0.26 for the three months ended March 31, 2012.  There was no expense waiver and reimbursement for the three months ended March 31, 2011.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous offering.

(4)
For the three months ended March 31, 2012, excluding the expense waiver and reimbursement, the ratio of net investment income and operating expenses to average net assets is 1.4% and 25.33%, respectively. For the three months ended March 31, 2011, there was no expense waiver and reimbursement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

(5)
Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the three months ended March 31, 2012, includes the effect of the expense waiver and reimbursement which equaled 3.54%. For the three months ended March 31, 2011, there was no expense waiver and reimbursement.

(6)	Ratios are annualized.

Note 12 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements except for the following:

Subsequent to March 31, 2012 through the date of issuance of the financial statements included herein, the Company has purchased eight debt investments with an aggregate face value of $16.5 million for $16.3 million in cash and sold six debt investments with an aggregate carrying value of $4.3 million for an aggregate redemption value of $4.6 million in cash resulting in a realized gain of $0.3 million.

From April 1, 2012 to May 11, 2012, the Company has issued 2.6 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $25.2 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited financial statements of Business Development Corporation of America and the notes thereto, and other financial information included elsewhere in this Quarterly Report on Form 10-Q. As used herein, the terms “we,” “our” and “us” refer to Business Development Corporation of America, a Maryland corporation, and, as required by context, to BDCA Adviser, LLC (the “Adviser”) and its subsidiaries. Business Development Corporation of America is externally managed by the Adviser.
The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:
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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. Other factors that could cause actual results to differ materially include:

•     changes in the economy;
•     risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and
•     future changes in laws or regulations and conditions in our operating areas.

You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview

We incorporated in Maryland on May 5, 2010, as an externally managed, non-diversified closed-end investment company that has elected to be regulated as a RIC for U.S. federal income tax purposes for the taxable year ending December 31, 2012 and that has elected to be treated as a BDC, under the 1940 Act. We, therefore, are required to comply with certain regulatory requirements as promulgated under the 1940 Act. We are managed by the Adviser. The Adviser was formed in Delaware as a private investment management firm and is registered as an investment adviser under the Advisers Act. Our Adviser oversees the management of our activities and is responsible for making investment decisions for our portfolio.

On January 25, 2011, we commenced our IPO on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. We sold 22,222 shares of common stock to the Adviser, an entity wholly owned by AR Capital, LLC (formerly known as American Realty Capital II, LLC) (the “Sponsor”) on July 8, 2010, at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. On August 25, 2011, we had raised sufficient funds to break escrow on our IPO and commenced operations as of that date. As of March 31, 2012, we had issued 2.7 million shares of our common stock for gross proceeds of $27.1 million including the purchase made by the Adviser and shares issued under the DRIP.

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

We have entered into a fund administration servicing agreement and a fund accounting servicing agreement with the Administrator. The Administrator provides services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary to operate. The Dealer Manager, an affiliate of the Sponsor, serves as the dealer manager of the IPO. The Adviser and the Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of our assets.  The Adviser and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages. The Adviser will pay to the Administrator a portion of the fees payable to the Adviser for the performance of these support services.

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

Income Taxes

We have elected to be treated for federal income tax purposes, and intend to qualify thereafter, as a RIC under Subchapter M of the Code. Generally, a RIC is exempt from federal income taxes if it distributes at least 90% of its ‘‘investment company taxable income,’’ as defined in the Code, each year. Dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. We intend to distribute sufficient dividends to maintain its RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income each calendar year, 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes. We will generally endeavor each year to avoid any federal excise taxes.

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

Portfolio and Investment Activity

During the three months ended March 31, 2012, we made $24.0 million of investments in new portfolio companies and had $5.9 million in aggregate amount of exits and repayments, resulting in net investments of $18.1 million for the period. We had no investments as of March 31, 2011.

Our portfolio composition based on fair value at March 31, 2012 was as follows:

	At March 31, 2012
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield (1)
Senior Secured First Lien Debt	63.3%	9.6%
Senior Secured Second Lien Debt	28.2	9.7
Senior Unsecured Debt	2.9	8.6
Equity/Other	5.6	—
Total	100.0%	9.6%

(1) Excludes the effect of the amortization or accretion of loan premiums or discounts. Including the effect of the amortization of premiums and accretion of discounts the weighted average effective yield was 11.10% at March 31, 2012.

The following table shows the portfolio composition by industry grouping at fair value at March 31, 2012 (dollars in thousands):

	At March 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio
Beverage, Food & Tobacco	$6,421	19.6%
Banking, Finance, Insurance & Real Estate	3,812	11.6%
Chemicals, Plastics & Rubber	3,574	10.9%
Energy: Oil & Gas	3,412	10.4%
High Tech Industries	3,106	9.4%
Services: Business	2,595	7.9%
Construction & Building	2,124	6.5%
Telecommunications	1,475	4.5%
Retail	1,353	4.1%
Media: Diversified & Production	1,085	3.3%
Healthcare & Pharmaceuticals	975	3.0%
Capital Equipment	952	2.9%
Utilities: Electric	588	1.7%
Media: Advertising, Printing & Publishing	533	1.6%
Automobile	507	1.6%
Hotel, Gaming & Leisure	318	1.0%
Total	$32,830	100.0%

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

Loan Rating	Summary Description
1	Debt investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since the time of investment are favorable.

2	Performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable. All investments are initially rated a “2”.

3	Performing debt investment requiring closer monitoring. Trends and risk factors show some deterioration.

4	Underperforming debt investment. Some loss of interest or dividend expected, but still expecting a positive return on investment. Trends and risk factors are negative.

5	Underperforming debt investment with expected loss of interest and some principal.

As of March 31, 2012, all investments are performing as expected and are rated 2 in accordance with our loan rating system.

RESULTS OF OPERATIONS

Operating results for the three months ended March 31, 2012 and March 31, 2011 are as follows (dollars in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2012	2011
Total investment income	$610
Total expenses, net	253	63
Net investment income (loss)	357	(63)
Net realized gain	80	—
Net unrealized appreciation	333	—
Net increase (decrease) in net assets resulting from operations	$770	$(63)

For the three months ended March 31, 2011, we had not yet commenced operations. Therefore, we did not have any income, cash flow from operations or funds available for distribution, nor did we declare any distributions or issue any shares to the public.

Investment Income

For the three months ended March 31, 2012, total investment income was $0.6 million, and was attributable to $24.0 million of investments in new portfolio companies. We held no investments during the three months ended March 31, 2011.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2012 and March 31, 2011 are as follows (dollars in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2012	2011
Interest and credit facility financing expenses	$106	$13
Professional fees	119	—
Director fees	29	—
Insurance	51	—
Management fees	98	—
Incentive fees	149	—
General and administrative expenses	26	50
Operating expenses before expense waivers and reimbursements	578	63
Waiver of management and incentive fees	(247)	—
Expense support reimbursement	(78)	—
Total operating expenses, net of expense waivers and reimbursements	$253	$63

Interest and credit facility expenses for the three months ended March 31, 2012 were comprised of amortization of deferred financing costs related to our line of credit facility and interest on the balance drawn on our credit facility. For the three months ended March 31, 2012, management fees of $0.1 million and incentive fees of $0.1 million were incurred but waived by the Adviser.

Net Realized Gain from Investments

For the three months ended March 31, 2012, we had $5.9 million of principal repayments, resulting in $0.1 million of realized gains. We held no investments during the three months ended March 31, 2011.

Net Change in Unrealized Depreciation on Investments

For the three months ended March 31, 2012, our investments had $0.3 million of unrealized appreciation. We held no investments during the three months ended March 31, 2011.

Changes in Net Assets from Operations

For the three months ended March 31, 2012, we recorded a net increase in net assets resulting from operations of $0.8 million versus a net decrease in net assets resulting from operations of $0.01 million for the three months ended March 31, 2011. The difference is attributable to an increase in net investment income offset by an increase in interest expense for the three months ended March 31, 2012, as compared to the same period in the prior year after the effect of fees and expenses which were waived or assumed by the Adviser. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2012 and 2011, respectively, our per share net increase in net assets resulting from operations was $0.44 for the three months ended March 31, 2012, versus a per share net decrease in net assets resulting from operations of $2.82 for the three months ended March 31, 2011.

Cash Flows for the Three Months Ended March 31, 2012

For the three months ended March 31, 2012, net cash used in operating activities was $18.7 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Cash flows used in operating activities for the three months ended March 31, 2012 were mainly due to net income of $0.8 million adjusted for $24.0 million for purchases of investments, $0.9 million from decrease in unsettled trades payable, $0.1 million from net realized gain on investments, $0.3 million from net unrealized appreciation on investments and $0.1 million from increase in interest receivable offset by cash provided by operating activities of $5.9 million for repayments of investments, $0.01 million from decrease in prepaid expenses and other assets, $0.04 million from increase in accounts payable and accrued expenses, $0.01 million from increase in interest and credit facility fees payable and a non-cash item of $0.01 million (amortization of deferred credit facility financing costs).

Net cash provided by financing activities of $19.0 million during the three months ended March 31, 2012 related to net proceeds from the issuance of common stock of $16.3 million, and proceeds on line of credit of $4.1 million. These inflows were partially offset by payments of deferred offering costs of $0.7 million, payments to affiliate of $0.5 million, payments of financing cost of $0.05 million and payments of stockholder distributions of $0.2 million.

Cash Flows for the Three Months Ended March 31, 2011

Cash flows provided by operating activities were due to net loss of $60 thousand adjusted for an increase of $40 thousand in prepaid expenses and other assets, offset by an increase of $90 thousand in accounts payable and accrued expenses and a non-cash item of $10 thousand (amortization of deferred credit facility financing costs).

Net cash used in financing activities consisted of payments related to offering costs of $1 thousand (actual amount $691).

Liquidity and Capital Resources

We generate cash from the net proceeds of our ongoing continuous initial public offering and, as our portfolio of investments builds, from cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments. The Registration Statement offering for sale up to $1.5 billion of shares of our common stock (150.0 million shares at an initial public offering price of $10.00 per share) was declared effective on January 27, 2011. As of March 31, 2012, we had issued 2.7 million shares of our common stock for gross proceeds of $27.1 million including shares issued pursuant to the DRIP and shares purchased by the Adviser for our initial capitalization.

Our principal demands for funds in both the short-term and long-term are for portfolio investments, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, repurchases under our stock repurchase program, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for investment activities will be met through net proceeds received from the sale of common stock through our public offering. We may also from time to time enter into other agreements with third parties whereby third parties will contribute to specific investment opportunities. Items other than investment acquisitions are expected to be met from a combination of the proceeds from the sale of common stock, cash flows from operations, and, during our IPO, reimbursements from the Adviser. Management expects that in the future, as our investment portfolio grows, our investments will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings, proceeds from the sale of investments and undistributed funds from operations. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders.  Our ability to raise proceeds in our public offering will be dependent on a number of factors as well, including general market conditions for business development companies and market perceptions about us.

In January 2011, we entered into an agreement to obtain a revolving line of credit in the amount of $10.0 million with Main Street Capital Corp. The line of credit bears a variable interest rate based on the London Inter Bank Offered Rate plus 3.50%. The line will be available to us until January 2013 and permits us to periodically draw on the available funds to purchase securities or pay certain expenses. The line of credit agreement required us to pay a commitment fee of $0.1 million payable based on 1% of each draw on the available funds. Borrowings under the line of credit are secured by our assets including cash, securities, investments property, fixtures and equipment among other assets. At March 31, 2012, we had $10.0 million outstanding on this facility.

Our cash is deposited in either commercial bank accounts or custody accounts and may be deposited in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Distributions

We have declared and paid cash distributions to our stockholders on a monthly basis since we commenced operations. As of March 31, 2012, the annualized yield for distributions declared was 7.90% based on our then current public offering price of $10.26 per share. From time to time, we may also pay interim distributions at the discretion of our board of directors. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our IPO. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. For the three months ended March 31 2012, we have declared $0.4 million in distributions and paid distributions of $0.3 million, which consists of $0.2 million in cash and $0.1 million issued pursuant to the DRIP. As of March 31, 2012, we had $0.2 million of distributions unpaid. For the three months ended March 31, 2011, we had not yet commenced operations. Therefore, we did not have any income, cash flow from operations or funds available for distribution, nor did we declare any distributions or issue any shares to the public.

On March 1, 2012, the price for which newly-issued shares under the DRIP will be issued to stockholders was changed from 95% to 90% of the stock price that the shares are sold in the offering as of the date the distribution is made.

On March 29, 2012, we declared a special common stock distribution equal to $0.05 per share. The distribution was paid to stockholders of record on May 1, 2012.

We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from our IPO to fund distributions (which may reduce the amount of capital we ultimately invest in assets). There can be no assurance that we will be able to sustain distributions at any particular level.

Election as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ending December, 31 2012, and to qualify as a RIC thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S federal excise, state, local and foreign taxes.

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at March 31, 2012 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Revolving line of credit	$10,000	$10,000		$—	$—
Interest on revolving line of credit (1)	301	301		—	—
Total contractual obligations	$10,301	$10,301	$—	$—	$—

(1)	Interest rate on variable rate debt is based on rate as of March 31, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

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

As of March 31, 2012, our debt included variable-rate debt, bearing a variable interest rate at the London Interbank Offered Rate plus 3.50%,with a carrying value of $10.0 million. Assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity, a 100 basis point move in interest rates up or down from their March 31, 2012 levels, would increase or decrease our interest expense and net income by $0.1 million annually. We are also exposed to changes in the fair value of our investment portfolio due to changes in market interest rates. The effect of a 100 basis point increase or decrease in interest rates from their March 31, 2012 levels would result in an increase or decrease in NAV of $0.2 million or 0.86% due to changes in the fair value of our assets. These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assume no other changes in our capital structure.

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

Item 4.  Controls and Procedures.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

PART II
Item 1. Legal Proceedings.

Neither we nor our investment adviser are currently subject to any material legal proceedings.
Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in the risk factors included in our annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

Item 6. Exhibits.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
By: /s/ Nicholas S. Schorsch Name: Nicholas S. Schorsch Title: Chairman and Chief Executive Officer (Principal Executive Officer)
By: /s/ Brian S. Block Name: Brian S. Block Title: Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 15, 2012