Form 10-Q
period 2012-06-30
Business Development Corp of America
filed 2012-08-07
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
    The number of shares of the registrant's common stock, $0.001 par value, outstanding as of August 3, 2012 was 8,050,809.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

PART I

Item 1. Financial Statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $71,899 and $14,294, respectively)	$71,846	$14,271
Cash and cash equivalents	10,651	828
Interest receivable	380	142
Due from affiliate	2,097	918
Deferred credit facility financing costs, net	25	50
Prepaid expenses and other assets	189	41
Receivable for unsettled trades	1,935	—
Total assets	$87,123	$16,250

LIABILITIES
Revolving credit facility	$10,000	$5,900
Payable for unsettled trades	14,642	1,914
Accounts payable and accrued expenses	72	154
Interest and credit facility fees payable	31	19
Stockholder distributions payable	427	56
Total liabilities	25,172	8,043

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 450,000,000 shares authorized, 6,735,854 and 912,297 shares issued and outstanding, respectively	7	1
Capital in excess of par value	61,671	8,235
Accumulated undistributed (distributions in excess of) net investment income	7	(7)
Accumulated undistributed net realized gain from investments	319	1
Net unrealized depreciation on investments	(53)	(23)
Net assets	61,951	8,207
Total liabilities and net assets	$87,123	$16,250

Net asset value per share *	$9.20	$9.00

*Net asset value per share and common shares outstanding for the year ended December 31, 2011 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Investment income:
Interest income	$1,148	$—	$1,718	$—
Other income	8	—	49	—
Total investment income	1,156	—	1,767	—

Operating expenses:
Interest and credit facility financing expenses	122	12	228	25
Professional fees	108	—	227	—
Directors fees	11	—	39	—
Insurance	52	—	103	—
Management fees	230	—	328	—
Incentive fees	246	—	396	—
Other administrative	13	100	40	150
Expenses before expense waivers and reimbursements	782	112	1,361	175
Waiver of management and incentive fees	(476)	—	(724)	—
Expense support reimbursement	(189)	—	(266)	—
Total expenses, net of expense waivers and reimbursements	117	112	371	175

Net investment income (loss)	1,039	(112)	1,396	(175)

Realized and unrealized gain on investments:
Net realized gain from investments	502	—	582	—
Net unrealized depreciation on investments	(363)	—	(30)	—
Net realized and unrealized gain on investments	139	—	552	—

Net increase (decrease) in net assets resulting from operations	$1,178	$(112)	$1,948	$(175)

Per share information - basic and diluted*:
Net investment income (loss)	$0.21	$(5.06)	$0.41	$(7.88)
Net increase (decrease) in net assets resulting from operations	$0.23	$(5.06)	$0.57	$(7.88)
Weighted average common shares outstanding	5,055,135	22,223	3,397,075	22,223

*Per share information - basic and diluted and weighted average common shares outstanding for the three and six months ended June 30, 2011 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share and per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Operations:
Net investment income (loss)	$1,396	$(175)
Net realized gain from investments	582	—
Net unrealized depreciation on investments	(30)	—
Net increase (decrease) in net assets from operations	1,948	(175)
Stockholder distributions:
Distributions from net investment income	(1,382)	—
Distributions from net realized gain on investments	(264)	—
Net decrease in net assets from stockholder distributions	(1,646)	—
Capital share transactions:
Issuance of common stock, net of issuance costs	52,892	—
Reinvestment of stockholder distributions	550	—
Net increase in net assets from capital share transactions	53,442	—

Total increase (decrease) in net assets	53,744	(175)
Net assets at beginning of period	8,207	192
Net assets at end of period	$61,951	$17

Net asset value per common share *	$9.20	$0.76
Common shares outstanding at end of period *	6,735,854	22,331

Accumulated undistributed (distribution in excess of) net investment income	$7	$(183)

*Net asset value per share and common shares outstanding for six months ended June 30, 2011 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Operating activities:
Net increase (decrease) in net assets from operations	$1,948	$(175)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net accretion of discount on investments	(120)	—
Amortization of deferred financing costs	25	25
Repayments of investments	23,496	—
Purchase of investments	(80,399)	—
Net realized gain from investments	(582)	—
Net unrealized depreciation on investments	30	—
(Increase) decrease in operating assets:
Interest receivable	(238)	—
Prepaid expenses and other assets	(148)	(39)
Receivable for unsettled trades	(1,935)	—
Increase (decrease) in operating liabilities:
Payable for unsettled trades	12,728	—
Accounts payable and accrued expenses	(32)	40
Interest and credit facility fees payable	12	—
Net cash used in operating activities	(45,215)	(149)

Financing activities:
Proceeds from issuance of shares of common stock, net	52,893	—
Payments of offering costs	(276)	(640)
Proceeds from line of credit	4,100	—
Payments of financing cost	(50)	—
(Payments to affiliate) / proceeds from affiliate, net	(903)	788
Stockholder distributions	(726)	—
Net cash provided by financing activities	55,038	148

Net increase (decrease) in cash and cash equivalents	9,823	(1)
Cash and cash equivalents, beginning of period	828	1
Cash and cash equivalents, end of period	$10,651	$—

Supplemental information:
Interest paid during the period	$161	$—

Supplemental non-cash information:
DRIP distribution payable	$114	$—
Cash distribution payable	$313	$—
DRIP distribution paid	$286	$—
Stock distribution paid	$263	$—
The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

SCHEDULE OF INVESTMENTS
(dollars in thousands)

June 30, 2012 (Unaudited)

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Effective Yield	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets

Senior Secured First Lien Debt - 93.4% (b)
Airvana Network Solutions, Inc.	High Tech Industries	L+8.00% (10.00%), 3/15/2017	11.39%	$2,143	$2,051	$2,063	3.3%
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.75% (7.25%), 2/9/2018	7.91%	3,985	3,907	3,912	6.3%
Attachmate Corp.	High Tech Industries	L+5.75% (7.25%), 11/15/2018	7.51%	3,000	2,958	2,970	4.8%
Audio Messaging Solutions, LLC	Media: Diversified & Production	12.00%, 6/16/2016	12.00%	1,085	1,085	1,085	1.8%
BCBG Max Azria Group, Inc.	Retail	L+10.50% (13.75%), 6/9/2015	14.52%	3,972	3,883	3,888	6.3%
Community Choice Financial, Inc.	Banking, Finance, Insurance & Real Estate	10.75%, 5/1/2019	11.34%	2,000	1,973	1,975	3.2%
ConvergeOne Holdings Corp.	Telecommunications	L+6.00% (9.25%), 6/8/2017	9.65%	4,000	3,940	3,940	6.4%
CST Industries, Inc.	Construction & Building	L+5.25% (8.50%), 5/23/2017	8.83%	4,000	3,948	3,960	6.4%
DS Waters of America, Inc.	Beverage, Food & Tobacco	L+9.00% (10.50%), 8/22/2017	10.79%	2,993	2,961	2,978	4.8%
Hearthside Food Solutions, LLC	Beverage, Food & Tobacco	L+5.25% (6.50%), 5/30/2017	6.74%	3,000	2,970	2,992	4.8%
K2 Pure Solutions Nocal, L.P.	Chemicals, Plastics & Rubber	L+7.75% (10.00%), 9/10/2015	10.11%	5,935	5,935	5,905	9.5%
Omi Holdings, Inc.	Capital Equipment	12.00%, 4/13/2013	11.99%	833	833	833	1.3%
Permian Tank & Manufacturing, Inc.	Energy: Oil & Gas	L+7.25% (9.00%), 3/16/2017	10.08%	1,820	1,776	1,820	2.9%
Pierre Foods, Inc.	Beverage, Food & Tobacco	L+5.25% (7.00%), 9/30/2016	6.93%	3,000	3,007	3,012	4.9%
Plato Learning, Inc.	Media: Advertising, Printing & Publishing	L+6.00% (7.50%), 5/10/2018	8.16%	2,000	1,941	1,990	3.2%
Precision Dermatology, Inc.	Healthcare & Pharmaceuticals	L+9.00% (13.00%), 4/25/2017	13.20%	4,000	3,980	3,983	6.4%
PPT Management, LLC	Healthcare & Pharmaceuticals	L+7.00% (8.50%), 10/31/2016	8.84%	963	963	962	1.6%
Securus Technologies, Inc.	Telecommunications	L+5.25% (7.50%), 5/31/2017	8.02%	2,993	2,963	2,977	4.8%
Tank Holdings Corp.	Containers & Glass Products	L+5.50% (6.75%), 7/9/2019	6.75%	6,000	5,880	5,880	9.5%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

SCHEDULE OF INVESTMENTS
(dollars in thousands)

June 30, 2012 (Unaudited)

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Effective Yield	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Tekelec Global, Inc.	Telecommunications	L+7.50% (9.00%), 3/31/2018	9.32%	680	670	674	1.2%
Sub Total Senior Secured First Lien Debt					57,624	57,799	93.4%

Senior Secured Second Lien Debt - 12.7% (b)
Attachmate Corp.	High Tech Industries	L+9.50% (11.00%), 11/15/2019	11.57%	$1,000	$970	$979	1.6%
Blue Coat Systems, Inc.	High Tech Industries	L+10.00% (11.50%), 2/13/2018	11.85%	1,500	1,477	1,515	2.4%
Plato Learning, Inc.	Media: Advertising, Printing & Publishing	L+9.75% (11.25%), 5/10/2019	12.31%	2,000	1,961	1,962	3.2%
Rocket Software, Inc.	Services: Business	L+8.75% (10.25%), 2/8/2018	10.67%	1,000	981	1,002	1.6%
Safety Services Acquisition Corp. (e)	Services: Business	15.00%, 7/5/2017	15.55%	1,000	981	982	1.6%
Southern Pacific Resource Corp. (d)	Energy: Oil & Gas	L+7.50% (10.75%), 1/7/2016	10.37%	1,442	1,457	1,451	2.3%
Sub Total Senior Secured Second Lien Debt					7,827	7,891	12.7%

Senior Unsecured Debt - 1.3% (b)
Avaya, Inc.	Telecommunications	10.13%, 11/1/2015	10.55%	$1,000	$988	$836	1.3%
Sub Total Senior Unsecured Debt					988	836	1.3%

Collateralized Securities - 8.6% (b)
ALM 2012-6A CLO Class E Notes	Banking, Finance, Insurance & Real Estate	L+6.00% (6.70%), 6/14/2023	6.70%	$1,000	$790	$790	1.3%
ALM 2012-6A CLO Subordinated Notes	Banking, Finance, Insurance & Real Estate	6/14/2023		2,000	1,980	1,980	3.2%
Carlyle CGMS 2012-1A Subordinated Notes	Banking, Finance, Insurance & Real Estate	4/20/2022		2,000	1,840	1,700	2.7%
Carlyle CGMS 2012-2A Subordinated Notes	Banking, Finance, Insurance & Real Estate	7/20/2023		1,000	850	850	1.4%
Sub Total Collateralized Securities					5,460	5,320	8.6%

Equity/Other - 0.0% (b)
Precision Dermatology, Inc., Warrants, Strike: $1.148	Healthcare & Pharmaceuticals			174	$—	$—	—%
Sub Total Equity/Other					—	—	—%

TOTAL INVESTMENTS - 116.0% (b)					$71,899	$71,846	116.0%
LIABILITIES IN EXCESS OF OTHER ASSETS - 16.0%						(9,895)	16.0%
NET ASSETS - 100%						$61,951	100.0%

(a)
All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except ALM 2012-6A CLO Class E Notes, ALM 2012-6A CLO Subordinated Notes, Carlyle CGMS 2012-1A Subordinated Notes and Carlyle CGMS 2012-2A Subordinated Notes.

(b)	Percentages are based on net assets of $61,951 thousand as of June 30, 2012.

(c)
Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 3 to the financial statements).

(d)	Non-U.S. company. The principal place of business for Southern Pacific Resource Corp. is Canada.

(e)	Terms of loan include PIK interest.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2011

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Effective Yield	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets

Senior Secured First Lien Debt - 117.2% (b)
Audio Messaging Solutions, LLC	Media: Diversified & Production	12.00%, 6/16/2016	12.00%	$1,085	$1,085	$1,085	13.3%
Avaya, Inc.	Telecommunications	L + 4.50% (5.01%), 10/26/2017	7.80%	292	260	272	3.3%
California Healthcare Medical Billing, Inc.	Healthcare & Pharmaceuticals	12.00%, 10/17/2015	12.00%	230	230	230	2.8%
Central Parking Corp.	Automobile	L + 2.25% (2.81%), 5/22/2014	8.54%	349	305	305	3.7%
Chrysler Group, LLC	Automobile	L + 4.75% (6.00%), 5/24/2017	8.27%	299	270	284	3.5%
EIG Investors Corp.	Services: Business	L + 6.50% (8.00%), 12/19/2017	8.43%	500	490	490	6.0%
Global Tel Link Corp.	Telecommunications	L + 5.50% (7.00%), 11/26/2017	7.41%	500	490	490	6.0%
Harrah's Propco, LLC	Hotel, Gaming & Leisure	L + 3.00% (3.25%), 2/13/2015	10.87%	400	290	290	3.5%
Harrison Hydra-Gen, Ltd.	Capital Equipment	12.00%, 6/4/2015	12.00%	230	230	230	2.8%
Indianapolis Aviation Partners, LLC	Aerospace and Defense	12.00%, 9/15/2014	12.00%	230	230	230	2.8%
JJ Lease Funding Corp.	Retail	L + 8.50% (10.00%), 3/17/2017	13.18%	550	484	451	5.5%
K2 Pure Solutions Nocal, L.P.	Chemicals, Plastics & Rubber	L + 6.75% (10.00%), 9/10/2015	9.99%	450	450	450	5.5%
KIK Custom Products Inc.	Consumer Goods: Non-Durable	L + 2.25% (2.53%), 11/24/2014	5.24%	499	430	430	5.2%
McClatchy Co.	Media: Advertising, Printing & Publishing	11.50%, 2/15/2017	12.55%	500	481	481	5.9%
Mid-Columbia Lumber Products, LLC	Construction & Building	12.00%, 12/18/2014	12.00%	230	230	230	2.8%
Omi Holdings, Inc.	Capital Equipment	12.00%, 4/13/2013	11.99%	996	996	996	12.1%
Open Solutions, Inc.	Services: Business	L + 2.13% (2.55%), 1/23/2014	8.92%	549	485	485	5.9%
OPI International, Ltd. (d)	Energy: Oil & Gas	12.00%, 11/30/2015	12.00%	230	230	230	2.8%
Pegasus Research Group, LLC	Services: Business	13.00% Cash / 3% PIK, 1/6/2016	16.00%	231	231	231	2.8%
PPL Rvs, Inc.	Automobile	18.00%, 6/10/2015	17.99%	215	215	215	2.6%
PPT Management, LLC	Healthcare & Pharmaceuticals	L + 7.00% (8.50%), 10/31/2016	8.84%	988	988	988	12.1%
River Aggregates, LLC	Construction & Building	12.00%, 3/30/2016	12.00%	230	230	230	2.8%
Texas Competitive Electric Holdings Company, LLC	Utilities: Electric	L + 4.50% (4.78%), 10/10/2017	12.43%	450	307	288	3.5%
Sub Total Senior Secured First Lien Debt					9,637	9,611	117.2%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2011

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Effective Yield	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Senior Secured Second Lien Debt - 36.5% (b)
WM. Bolthouse Farms, Inc.	Beverage, Food & Tobacco	L + 7.50% (9.50%), 8/11/2016	9.49%	$500	$500	$500	6.1%
Ceres Management, LLC	Automobile	14.00%, 3/31/2013	13.98%	230	230	230	2.8%
Condit Exhibits, LLC (e)	Media: Diversified & Production	9.00% Cash / 9.00% PIK, 7/1/2013	17.97%	230	230	230	2.8%
Infor Enterprise Solutions Holdings, Inc.	High Tech Industries	L + 6.25% (6.51%), 3/2/2014	9.01%	600	498	498	6.1%
Pierre Foods, Inc.	Beverage, Food & Tobacco	L + 9.50% (11.25%), 9/30/2017	11.18%	500	499	499	6.1%
Sensus USA, Inc.	Utilities: Electric	L + 7.25% (8.50%), 5/9/2017	8.97%	600	588	588	7.1%
Southern Pacific Resource Corp. (d)	Energy: Oil & Gas	L + 7.50% (10.75%), 1/7/2016	10.58%	449	451	451	5.5%
Sub Total Senior Secured Second Lien Debt					2,996	2,996	36.5%

Senior Unsecured Debt - 10.7% (b)
Avis Budget Car Rental, LLC	Automobile	8.25%, 1/15/2019	8.92%	$500	$488	$507	6.1%
Momentive Performance Materials, Inc.	Chemicals, Plastics & Rubber	9.00%, 1/15/2021	13.40%	500	396	380	4.6%
Sub Total Senior Unsecured Debt					884	887	10.7%

Subordinated Debt - 2.8% (b)
NTS Holdings, Inc.	Construction & Building	12.00%, 4/30/2015	11.99%	$230	$230	$230	2.8%
Sub Total Subordinated Debt					230	230	2.8%

Equity/Other - 6.7% (b)
Bank of America Corp. - (BAC-H Preferred)	Banking, Finance, Insurance & Real Estate	Perpetual		25	$547	$547	6.7%
Sub Total Equity/Other					547	547	6.7%

TOTAL INVESTMENTS - 173.9% (b)					$14,294	$14,271	173.9%
LIABILITIES IN EXCESS OF OTHER ASSETS - 73.9%						(6,064)	73.9%
NET ASSETS - 100%						$8,207	100.0%

(a)
All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except OPI International Ltd., Southern Pacific Resource Corp. and Avis Budget Car Rental, LLC.

(b)	Percentages are based on net assets of $8,207 thousand as of December 31, 2011.

(c)
Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by the our board of directors as required by the Investment Company Act of 1940. (See Note 3 to the financial statements).

(d)	Non-U.S. company. The principal place of business for OPI International, Ltd. is Bermuda and for Southern Pacific Resource Corp. is Canada.

(e)	Terms of loan include PIK interest. Company has paid interest currently since February 2011.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
June 30, 2012
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

As of June 30, 2012, the Company had one wholly-owned financing subsidiary, 405 TRS I, LLC (“TRS Sub”), which was established on May 31, 2012. As of June 30, 2012, TRS Sub had no operations or assets. On a going-forward basis, TRS Sub will be included within the Company's consolidated financial statements. The consolidated financial statements will include both the Company's account and the account of TRS Sub. All significant intercompany transactions will be eliminated in consolidation.

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The Company sold 22,222 shares of common stock to its Adviser, an entity wholly owned by AR Capital, LLC (formerly known as American Realty Capital II, LLC) (the “Sponsor”) on July 8, 2010, at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.  On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and commenced operations as of that date. As of June 30, 2012, the Company had issued 6.7 million shares of common stock for gross proceeds of $67.5 million including shares purchased by the Sponsor and shares issued under the Company's distribution reinvestment plan ("DRIP").

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
June 30, 2012
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

The financial statements of the Company included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2011 and for the year then ended, which are included in the Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 19, 2012.
The Company's significant accounting policies are described in Note 2 to the financial statements as of December 31, 2011 and for the year then ended, which are included in the Form 10-K filed with the SEC on March 19, 2012. There have been no significant changes to these policies during the six months ended June 30, 2012, other than the updates described below.
New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the "FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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
June 30, 2012
(Unaudited)

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

The Company’s investment portfolio at June 30, 2012 was comprised primarily of debt instruments for which quoted prices within the categories of Level 1 and Level 2 inputs are not available. Therefore, at June 30, 2012, the majority of investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company’s investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at June 30, 2012 may differ materially from values that would have been used had a ready market for the securities existed.

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

For debt investments in portfolio companies for which the Company is required to identify a hypothetical secondary market as the principal market, the Company will determine the fair value based on the assumptions that hypothetical market participants would use to value the investment in a current hypothetical sale using a market yield (“Market Yield”) valuation methodology based on an exchange valuation premise under ASC 820.

For debt investments of the Company's private finance portfolio for which the Company does not control or cannot gain control as of the measurement date, the Company will estimate the fair value based on the Company's assumptions in the absence of market observable data, including estimated remaining life, current market yield and interest rate spreads of similar loans and securities as of the measurement date. The Company generally does not expect to hold debt investments until the instrument's stated maturity. Debt investments are often exited prior to maturity as part of change of control transactions or recapitalization of the portfolio company. Accordingly, the Company's market yield analysis makes assumptions regarding the remaining useful life of an investment which may be shorter than the legal maturity of the loans. However, if the Company has information available stating that the loan is expected to be repaid in the near term, the Company would use an estimated remaining life based on the expected repayment date. The current interest rate spreads used to estimate the fair value of the Company's loans is based on experience of current interest rate spreads on similar loans. The Company uses significant judgment in determining the estimated remaining life as well as the current market yield and interest rate spreads. If there is a significant deterioration of the credit quality of a loan, the Company may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Investments in securities for which no active market exists are generally valued using either an enterprise value methodology and/or using debt fair value techniques. The Enterprise Value Waterfall methodology assumes the loans and equity securities are sold to the same market participant in the private merger and acquisition market which is consistent with how market participants would transact for these items in order to maximize their value. The enterprise value methodology determines the total value of a portfolio company, which is then allocated to individual securities in order of liquidation preference. To determine enterprise value the Company may use discounted cash flow techniques, comparisons to valuations of similar publicly traded companies, comparisons to market transactions for comparable companies, third-party valuations of the portfolio company, third-party offers to purchase the portfolio company, among other techniques where appropriate. Significant inputs in these valuation methodologies to estimate enterprise value include the historical or projected operating results of the portfolio company, selection of comparable companies, discounts or premiums to the prices of comparable companies and discount rates applied to the forecasted cash flows. The operating results of a portfolio company may be unaudited, projected or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in its determination. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, the Company will also analyze the impact of exposure to litigation, loss of customers or other contingencies. The selection of a population of comparable companies requires significant judgment including a qualitative and quantitative analysis of the comparability of the companies. In determining a discount or premium, if any, to prices of comparable companies, the Company will use significant judgment for factors such as size, marketability, and relative performance. In determining a discount rate to apply to forecasted cash flows, the Company will use significant judgment in the development of an appropriate discount rate including the evaluation of an appropriate risk premium. Debt fair value techniques, such as market yield analysis where a discounted cash flow analysis is performed using estimated current market yield required on the debt instrument, may be applied to individual debt instruments in which observable market data is not available. The Company will estimate the current market yield, remaining life, and interest rate spreads using similar loans and securities. The Company generally does not expect to hold the debt investments until the instrument's stated maturity. Debt investments are often exited prior to maturity as part of change of control transactions or recapitalization of the portfolio company. Accordingly, the Company's market yield analysis makes assumptions regarding the remaining useful life of an investment which may be shorter than the legal maturity of the loans. The current interest rate spreads used to estimate the fair value of our loans is based on the Company's experience of current interest rate spreads on similar loans. The Company will use significant judgment in determining the estimated remaining life as well as the current market yield and interest rate spreads. If there is a significant deterioration of the credit quality of a loan, the Company may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

In determining the fair value of investments, the Company may look to private merger and acquisition statistics, public trading multiples discounted for illiquidity and other factors, valuations implied by third-party investments in the portfolio companies, net income, revenues or, in limited instances, book value or liquidation value of a portfolio company, or other industry practices.

Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Company will incorporate these factors into discounted cash flow models to arrive at fair value. Other factors that the Company's board of directors will consider include the borrower's ability to adequately service its debt, the fair market value of the portfolio company in relation to the face amount of its outstanding debt and the quality of collateral securing the Company's debt investments.

As part of the Company's quarterly valuation process, the Adviser may be assisted by an independent valuation firm engaged by the Company's board of directors. The audit committee of the board of directors reviews each preliminary valuation and the Adviser and an independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee. The board of directors then discusses the valuations and determines the fair value of each investment, in good faith, based on the input of the Adviser, the independent valuation firm (to the extent applicable) and the audit committee of the board of directors.

Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to the financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on the financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The following table presents fair value measurements of investments, by major class, as of June 30, 2012 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$—	$57,799	$57,799
Senior Secured Second Lien Debt	—	—	7,891	7,891
Senior Unsecured Debt	—	—	836	836
Collateralized Securities	—	—	5,320	5,320
Equity/Other	—	—	—	—
Total	$—	$—	$71,846	$71,846

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2012 (dollars in thousands):

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Senior Unsecured Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2011	$9,611	$2,996	$887	$230	$—	$—	$13,724
Net unrealized gain (loss)	202	64	(156)	—	(140)	—	(30)
Purchases and other adjustments to cost	62,637	11,431	991	—	5,460	—	80,519
Sales and redemptions	(14,939)	(6,770)	(962)	(230)	—	—	(22,901)
Net realized gains	288	170	76	—	—	—	534
Net transfers in and/or out	—	—	—	—	—	—	—
Balance as of June 30, 2012	$57,799	$7,891	$836	$—	$5,320	$—	$71,846

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The composition of the Company’s investments as of June 30, 2012, at amortized cost and fair value, were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$57,624	$57,799	80.5%
Senior Secured Second Lien Debt	7,827	7,891	11.0%
Senior Unsecured Debt	988	836	1.1%
Collateralized Securities	5,460	5,320	7.4%
Equity/Other	—	—	—%
Total	$71,899	$71,846	100.0%

The composition of the Company’s investments as of December 31, 2011, at amortized cost and fair value, were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$9,637	$9,611	67.4%
Senior Secured Second Lien Debt	2,996	2,996	21.0%
Senior Unsecured Debt	884	887	6.2%
Subordinated Debt	230	230	1.6%
Equity/Other	547	547	3.8%
Total	$14,294	$14,271	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of June 30, 2012 were as follows (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Input	Minimum	Maximum
Senior Secured First Lien Debt	$15,243	Discounted Cash Flows	Discount Rate	14.10%	17.30%
			Terminal Value Growth	3.90%	5.00%
		Public Comparable Companies	Premium or (discount) to multiples of comparable companies	(56.90)%	22.50%
		Public Comparable Transactions	Premium or (discount) to multiples of comparable companies	(49.90)%	8.80%
		Market Yield	Market Yield	8.00%	14.50%
			Estimated Remaining Life	0.75 yrs	3.00 yrs
Senior Secured Second Lien Debt	$982	Public Comparable Companies	Premium or (discount) to multiples of comparable companies	(35.00)%	(35.00)%
		Public Comparable Transactions	Premium or (discount) to multiples of comparable companies	(10.00)%	(10.00)%
		Market Yield	Market Yield	15.75%	15.75%
			Estimated Remaining Life	3.00 yrs	3.00 yrs

The remainder of our Level 3 investments are valued using third party quotations such as unadjusted broker-dealer quotes with varying levels of interest.

Note 4 — Related Party Transactions and Arrangements

The Sponsor, including its wholly owned subsidiary, the Adviser, owns 0.12 million shares of the Company’s outstanding common stock as of June 30, 2012.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on 20% of “pre-incentive fee net investment income” but only after the payment of a certain preferred return rate to investors, as defined in the Advisory Agreement, for the immediately preceding quarter of 1.75% per quarter, or an annualized rate of 7.0% subject to a "catch-up" feature. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the Company’s portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

For the three and six months ended June 30, 2012, the Adviser waived $0.5 million and $0.7 million, respectively, of compensation earned for management and incentive fees to provide additional liquidity to the Company and enable the Company to cover distributions from income from operations. No fees were earned to the Adviser for the three and six months ended June 30, 2011.

Expense Support Agreement

The Adviser and its affiliates may incur and pay costs and fees on behalf of the Company. The Company and its Adviser have entered into the Expense Support Agreement whereby the Adviser may pay the Company up to 100% of all offering and operating expenses (“Expense Support Payment”) for any period beginning on the effective date of the Registration Statement, until the Adviser and the Company mutually agree otherwise. The Expense Support Payment for any month shall be paid by the Adviser to the Company in any combination of cash or other immediately available funds, and/or offsets against amounts due from the Company to the Adviser. The Company has recorded $2.1 million and $0.9 million as due from affiliate on the Statements of Assets and Liabilities as of June 30, 2012 and December 31, 2011, respectively, of which reflects the netting of amounts due from the Adviser and affiliates and amounts due from the Company.

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

As of June 30, 2012, the Adviser had assumed on a cumulative basis, $0.3 million of offering costs and $1.0 million of operating expenses pursuant to the Expense Support Agreement.

Offering Costs

Pursuant to the Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for offering expenses to the extent that, together with all prior offering expenses, the amounts exceed 1.5% of the aggregate gross proceeds from the Company’s on-going offering. As of June 30, 2012, offering costs in the amount of $1.1 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 5 — Borrowings

In January 2011, the Company entered into an agreement to obtain a revolving line of credit in the amount of $10.0 million with Main Street Capital Corp. The line of credit bears a variable interest rate based on the London Interbank Offered Rate ("LIBOR") plus 3.50%. As of June 30, 2012, the variable rate was 3.74%, which was comprised of the LIBOR of 0.24%. As of December 31, 2011, the variable rate was 3.69%, which was comprised of the LIBOR of 0.19%. The line will be available to the Company until January 2013 and permits the Company to periodically draw on the available funds to purchase securities or pay certain expenses. All unpaid principal is due at maturity. The line of credit agreement requires the Company to pay a maximum commitment fee of $0.1 million payable based on 1.0% of each draw of the available funds. This commitment fee is included in deferred financing costs on the Company's balance sheet and is being amortized over the term of the agreement, which is two years. As of June 30, 2012, the Company had deferred financing costs of $0.1 million, net of accumulated amortization of $0.07 million. Borrowings under the line of credit are secured by the assets of the Company including cash, securities, investments, property, fixtures and equipment among other assets. At June 30, 2012, $10.0 million was drawn on this facility. For the three and six months ended June 30, 2012, the Company incurred interest expense related to the outstanding borrowings of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2011, the Company incurred no interest expense since there were no outstanding borrowings during the period.

See Note 12 – Subsequent events in our financial statements included in this report for a discussion of the Company's borrowings subsequent to June 30, 2012.

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates and accounts payable approximate their carrying value on the accompanying statements of assets and liabilities due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying statements of assets and liabilities are reported below (amounts in thousands):

	Level	Carrying Amount at June 30, 2012	Fair Value at June 30, 2012
Senior secured revolving credit facility	3	$10,000	$10,000

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

NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

As a result of these relationships, the Company is dependent upon the Adviser and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.

Note 8 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and through June 30, 2012, the Company sold 6.7 million shares of common stock for gross proceeds of $67.5 million, including shares purchased by the Sponsor and shares issued under the DRIP.

See Note 10 — Distributions regarding a common stock distribution declared on March 29, 2012.

Note 9 — Net Increase (Decrease) in Net Assets

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of June 30, 2012 and 2011.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and six months ended June 30, 2012 and June 30, 2011 (dollars in thousands except share and per share amounts):

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2012	2011	2012	2011
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$1,178	$(112)	$1,948	$(175)
Weighted average common shares outstanding *	5,055,135	22,223	3,397,075	22,223
Net increase (decrease) in net assets resulting from operations per share - basic and diluted *	$0.23	$(5.06)	$0.57	$(7.88)

*Per share information - basic and diluted and weighted average common shares outstanding for the three and six months ended June 30, 2011 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

On May 1, 2012, the Company announced that it was increasing its public offering price per share from $10.26 to $10.44, which became effective for shares purchased immediately following its next bi-monthly closing on May 16, 2012.

Note 10 — Distributions

The Company has declared and paid cash distributions to stockholders on a monthly basis since it commenced operations. From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO. As a result, a portion of the distributions may represent a return of capital for tax purposes. As of June 30, 2012, the Company has accrued $0.4 million in stockholder distributions that were unpaid.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The following table reflects the cash distributions per share paid on the Company's common stock to date (dollars in thousands except share and per share amounts):

Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2011:
October 3, 2011	$0.07	$13	$13	$26
November 1, 2011	0.07	20	14	34
December 1, 2011	0.06	25	17	42
2012:
January 3, 2012	0.06	35	21	56
February 1, 2012	0.06	47	26	73
March 1, 2012	0.06	80	34	114
April 2, 2012	0.06	118	48	166
May 1, 2012	0.06	157	66	223
June 1, 2012	0.07	289	91	380
July 2, 2012	0.06	313	114	427
		$1,097	$444	$1,541

The following table reflects the stock distributions per share that the Company declared on its common stock to date:

Date Declared	Record Date	Payment Date	Per Share	Distribution Percentage	Shares Issued
March 29, 2012	May 1, 2012	May 2, 2012	$0.05	0.49%	25,721

The Company has not established any limit on the extent to which it may use borrowings, if any, or proceeds from its IPO to fund distributions (which may reduce the amount of capital it ultimately invests in assets). There can be no assurance that the Company will be able to sustain distributions at any particular level.

On March 1, 2012, the price for newly-issued shares under the DRIP issued to stockholders was changed from 95% to 90% of the stock price that the shares are sold in the offering as of the date the distribution is made.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 11 — Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2012 and June 30, 2011:

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
Per share data*:
Net asset value, beginning of period	$9.00	$8.60

Results of operations (1) Net investment income (loss)	0.41	(7.88)
Net realized and unrealized gain on investments	0.16	—
Net increase (decrease) in net assets resulting from operations	0.57	(7.88)

Stockholder distributions (2) Distributions from net investment income	(0.40)	(0.05)
Distributions from net realized gain on investments	(0.08)	—
Net decrease in net assets resulting from stockholder distributions	(0.48)	(0.05)

Capital share transactions Issuance of common stock (3)	0.31	0.09
Offering costs	(0.20)	—
Net increase in net assets resulting from capital share transactions	0.11	0.09
Net asset value, end of period	$9.20	$0.76
Shares outstanding at end of period	6,735,854	22,331
Total return (5)	6.89%	(91.17)%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$61,951	$17
Ratio of net investment income to average net assets (4)(7)	11.38%	(266.22)%
Ratio of operating expenses to average net assets (4)(7)	3.02%	266.22%
Ratio of incentive fees to average net assets (7)	3.23%	—%
Ratio of credit facility related expenses to average net assets (7)	1.86%	38.00%
Portfolio turnover ratio (6)	44.89%	—%

*Per share information and weighted average common shares outstanding for the six months ended June 30, 2011 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

_________________________

(1)
The per share data was derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense waiver and reimbursement equals $0.28 for the six months ended June 30, 2012.  There was no expense waiver and reimbursement for the six months ended June 30, 2011.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous offering.

(4)
For the six months ended June 30, 2012, excluding the expense waiver and reimbursement, the ratio of net investment income and operating expenses to average net assets is 3.31% and 11.09%, respectively. For the six months ended June 30, 2011, there was no expense waiver and reimbursement.

(5)
Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the six months ended June 30, 2012, includes the effect of the expense waiver and reimbursement which equaled 4.01%. For the six months ended June 30, 2011, there was no expense waiver and reimbursement.

(6)	Portfolio turnover rate is calculated using the year-to-date sales over the average of the invested assets at fair value. Not annualized.

(7)	Ratios are annualized.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

Note 12 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements except for the following:

Subsequent to June 30, 2012 through the date of issuance of the financial statements included herein, the Company has purchased nine debt investments and two equity investment with an aggregate face value of $24.3 million for $23.4 million in cash and sold fifteen debt investments with an aggregate carrying value of $27.1 million for an aggregate redemption value of $27.3 million in cash resulting in a realized gain of $0.2 million.

From July 1, 2012 to August 3, 2012, the Company has issued 1.3 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $13.5 million.

Total Return Swap

On July 13, 2012, the Company, through a wholly-owned subsidiary, 405 TRS I, LLC (“405 Sub”), entered into a total return swap agreement (“TRS”) with Citibank, N.A. (“Citi”).

A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. The TRS effectively adds leverage to the Company's portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. The TRS enables the Company, through its ownership of 405 Sub, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citi.

The obligations of 405 Sub under the TRS are non-recourse to the Company and the Company's exposure to the TRS is limited to the amount that it contributes to 405 Sub in connection with the TRS. Generally, that amount will be the amount that 405 Sub is required to post as cash collateral for each loan (which in most instances is approximately 25% of the market value of a loan at the time that such loan is purchased). 405 Sub may select a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the TRS) of $50.0 million.

405 Sub will pay interest to Citi for each loan at a rate equal to one-month LIBOR plus 1.25% per annum. Upon the termination or repayment of any loan selected by 405 Sub under the Agreement, 405 Sub may deduct the appreciation of such loan's value from any interest owed to Citi or pay the depreciation amount to Citi in addition to remaining interest payments.

Citi may terminate any individual loan on or after July 13, 2015. However, if at any time, any particular loan fails to meet certain criteria set forth in the TRS, and such failure continues for 30 days, Citi will have the right to terminate that loan or the entire agreement with at least 10 days' notice and 405 Sub would be required to pay certain breakage costs to Citi. 405 Sub may terminate the TRS prior to July 13, 2015 but would be required to pay certain termination fees.

On July 24, 2012, the Company used working capital and certain proceeds from the total return swap of its subsidiary, 405 Sub, to repay all of the obligations under the Company's credit facility with Main Street Capital Corp. The Company was not required to pay any prepayment penalty in connection with such repayment.

Wells Fargo Credit Facility

On July 24, 2012, the Company, through a newly-formed, wholly-owned, special purpose financing subsidiary, BDCA Funding I, LLC (“Funding I”), entered into a revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, National Association, as lender, Wells Fargo Securities, as administrative agent (together, “Wells Fargo”) and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility provides for borrowings in an aggregate principal amount of up to $50.0 million on a committed basis, with a term of 48 months.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

The Company may contribute cash or loans to Funding I from time to time and will retain a residual interest in any assets contributed through its ownership of Funding I or will receive fair market value for any loans sold to Funding I. Funding I may purchase additional loans from various sources. Funding I has appointed the Company as servicer to manage its portfolio of loans. Funding I's obligations under the Credit Facility are secured by a first priority security interest in substantially all of the assets of Funding I, including its portfolio of loans. The obligations of Funding I under the Credit Facility are non-recourse to the Company.

The Credit Facility will be priced at LIBOR, with no LIBOR floor, plus a spread ranging between 2.00% and 2.75% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable in July 2016.

Borrowings under the Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. The Credit Facility may be prepaid in whole or in part, subject to customary breakage costs. In the event that the Credit Facility is terminated prior to the first anniversary, an additional amount is payable to Wells Fargo equal to 2.00% of the maximum amount of the Credit Facility.

The Credit Facility contains customary default provisions for facilities of this type pursuant to which Wells Fargo may terminate the rights, obligations, power and authority of the Company, in its capacity as servicer of the portfolio assets under the Credit Facility, including, but not limited to, non-performance of Credit Facility obligations, insolvency, defaults of certain financial covenants and other events with respect to the Company that may be adverse to Wells Fargo and the secured parties under the Credit Facility.

In connection with the Credit Facility, Funding I has made certain representations and warranties, is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities and is subject to certain customary events of default. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. During the continuation of an event of default, Funding I must pay interest at a default rate.

Borrowings of Funding I will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended, applicable to business development companies.

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

On January 25, 2011, we commenced our IPO on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. We sold 22,222 shares of common stock to the Adviser, an entity wholly owned by AR Capital, LLC (formerly known as American Realty Capital II, LLC) (the “Sponsor”) on July 8, 2010, at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. On August 25, 2011, we had raised sufficient funds to break escrow on our IPO and commenced operations as of that date. As of June 30, 2012, we had issued 6.7 million shares of our common stock for gross proceeds of $67.5 million including shares purchased by the Sponsor and shares issued under the DRIP.

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

For debt investments in portfolio companies for which we are required to identify a hypothetical secondary market as the principal market, we determine the fair value based on the assumptions that hypothetical market participants would use to value the investment in a current hypothetical sale using a market yield (“Market Yield”) valuation methodology based on an exchange valuation premise under ASC 820.

For debt investments of our private finance portfolio for which we do not control or cannot gain control as of the measurement date, we estimate the fair value based on s and our own assumptions in the absence of market observable data, including estimated remaining life, current market yield and interest rate spreads of similar loans and securities as of the measurement date. We generally do not expect to hold its debt investments until the instrument's stated maturity. Debt investments are often exited prior to maturity as part of change of control transactions or recapitalization of the portfolio company. Accordingly, our market yield analysis makes assumptions regarding the remaining useful life of an investment which may be shorter than the legal maturity of the loans. However, if we have information available to us that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date. The current interest rate spreads used to estimate the fair value of our loans is based on our experience of current interest rate spreads on similar loans. We use significant judgment in determining the estimated remaining life as well as the current market yield and interest rate spreads. If there is a significant deterioration of the credit quality of a loan, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

Investments in securities for which no active market exists are generally valued using either an enterprise value methodology and/or using debt fair value techniques. The Enterprise Value Waterfall methodology assumes the loans and equity securities are sold to the same market participant in the private merger and acquisition market which is consistent with how market participants would transact for these items in order to maximize their value. The enterprise value methodology determines the total value of a portfolio company, which is then allocated to individual securities in order of liquidation preference. To determine enterprise value, we may use discounted cash flow techniques, comparisons to valuations of similar publicly traded companies, comparisons to market transactions for comparable companies, third-party valuations of the portfolio company, third-party offers to purchase the portfolio company, among other techniques where appropriate. Significant inputs in these valuation methodologies to estimate enterprise value include the historical or projected operating results of the portfolio company, selection of comparable companies, discounts or premiums to the prices of comparable companies and discount rates applied to the forecasted cash flows. The operating results of a portfolio company may be unaudited, projected or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in its determination. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, we also analyze the impact of exposure to litigation, loss of customers or other contingencies. The selection of a population of comparable companies requires significant judgment including a qualitative and quantitative analysis of the comparability of the companies. In determining a discount or premium, if any, to prices of comparable companies, we use significant judgment for factors such as size, marketability, and relative performance. In determining a discount rate to apply to forecasted cash flows, we use significant judgment in the development of an appropriate discount rate including the evaluation of an appropriate risk premium. Debt fair value techniques, such as market yield analysis where a discounted cash flow analysis is performed using estimated current market yield required on the debt instrument, may be applied to individual debt instruments in which observable market data is not available. We estimate the current market yield, remaining life, and interest rate spreads using similar loans and securities. We generally do not expect to hold its debt investments until the instrument's stated maturity. Debt investments are often exited prior to maturity as part of change of control transactions or recapitalization of the portfolio company. Accordingly, our market yield analysis makes assumptions regarding the remaining useful life of an investment which may be shorter than the legal maturity of the loans. The current interest rate spreads used to estimate the fair value of our loans is based on our experience of current interest rate spreads on similar loans. We use significant judgment in determining the estimated remaining life as well as the current market yield and interest rate spreads. If there is a significant deterioration of the credit quality of a loan, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

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

Income Taxes

We have elected to be treated for federal income tax purposes, and intend to qualify thereafter, as a RIC under Subchapter M of the Code. Generally, a RIC is exempt from federal income taxes if it distributes at least 90% of its ‘‘investment company taxable income,’’ as defined in the Code, each year. Dividends paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. We intend to distribute sufficient dividends to maintain its RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income each calendar year and 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes. We will generally endeavor each year to avoid any federal excise taxes.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the "FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

Portfolio and Investment Activity

During the six months ended June 30, 2012, we made $80.4 million of investments in new portfolio companies and had $23.5 million in aggregate amount of exits and repayments, resulting in net investments of $56.9 million for the period. We had no investments as of June 30, 2011.

Our portfolio composition based on fair value at June 30, 2012 was as follows:

	At June 30, 2012
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield (1)
Senior Secured First Lien Debt	80.5	9.2
Senior Secured Second Lien Debt	11.0	11.5
Senior Unsecured Debt	1.1	10.1
Collateralized Securities (2)	7.4	1.1
Equity/Other	—	—
Total	100.0%	8.7%

(1) Excludes the effect of the amortization or accretion of loan premiums or discounts. Including the effect of the amortization of premiums and accretion of discounts the weighted average effective yield was 9.09% at June 30, 2012.

(2) Weighted average current coupon yield for collateralized securities includes the current coupon yield for the subordinated notes, which is based on interest income received. As of June 30, 2012, we have received no interest income on the subordinated notes investments.

    The following table shows the portfolio composition by industry grouping at fair value at June 30, 2012 (dollars in thousands):

	At June 30, 2012
	Investments at Fair Value	Percentage of Total Portfolio
Beverage, Food & Tobacco	$8,982	12.5%
Healthcare & Pharmaceuticals	8,857	12.3%
Telecommunications	8,428	11.7%
High Tech Industries	7,526	10.5%
Banking, Finance, Insurance & Real Estate	7,295	10.2%
Chemicals, Plastics & Rubber	5,905	8.2%
Containers & Glass Products	5,880	8.2%
Construction & Building	3,960	5.5%
Media: Advertising, Printing & Publishing	3,953	5.5%
Retail	3,888	5.4%
Energy: Oil & Gas	3,270	4.6%
Services: Business	1,984	2.8%
Media: Diversified & Production	1,085	1.5%
Capital Equipment	833	1.1%
Total	$71,846	100.0%

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

As of June 30, 2012, we have two investments rated 1, twenty-nine investments rated 2 and one investment rated 3 in accordance with our loan rating system.

RESULTS OF OPERATIONS

Operating results for the three and six months ended June 30, 2012 and June 30, 2011 are as follows (dollars in thousands):

	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2012	2011
Total investment income	$1,156	$—
Total expenses, net	117	112
Net investment income (loss)	1,039	(112)
Net realized gain	502	—
Net unrealized depreciation	(363)	—
Net increase (decrease) in net assets resulting from operations	$1,178	$(112)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2012	2011
Total investment income	$1,767	$—
Total expenses, net	371	175
Net investment income (loss)	1,396	(175)
Net realized gain	582	—
Net unrealized depreciation	(30)	—
Net increase (decrease) in net assets resulting from operations	$1,948	$(175)

For the three and six months ended June 30, 2011, we had not yet commenced operations. Therefore, we did not have any income, cash flow from operations or funds available for distribution, nor did we declare any distributions or issue any shares to the public.

Investment Income

For the three and six months ended June 30, 2012, total investment income was $1.2 million and $1.8 million, respectively. The total investment income for the three and six months ended June 30, 2012 was attributable to investments in new portfolio companies of $24.0 million and $80.4 million, respectively. We held no investments during the three and six months ended June 30, 2011.

Operating Expenses

The composition of our operating expenses for the three and six months ended June 30, 2012 and June 30, 2011 are as follows (dollars in thousands):

	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2012	2011
Interest and credit facility financing expenses	$122	$12
Professional fees	108	—
Director fees	11	—
Insurance	52	—
Management fees	230	—
Incentive fees	246	—
Other administrative	13	100
Operating expenses before expense waivers and reimbursements	782	112
Waiver of management and incentive fees	(476)	—
Expense support reimbursement	(189)	—
Total operating expenses, net of expense waivers and reimbursements	$117	$112

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2012	2011
Interest and credit facility financing expenses	$228	$25
Professional fees	227	—
Director fees	39	—
Insurance	103	—
Management fees	328	—
Incentive fees	396	—
Other administrative	40	150
Operating expenses before expense waivers and reimbursements	1,361	175
Waiver of management and incentive fees	(724)	—
Expense support reimbursement	(266)	—
Total operating expenses, net of expense waivers and reimbursements	$371	$175

Interest and credit facility expenses for the three and six months ended June 30, 2012 were comprised of amortization of deferred financing costs related to our line of credit facility with Main Street Capital Corp. and interest on the balance drawn on such credit facility. For the three and six months ended June 30, 2012, management fees of $0.2 million and $0.3 million, respectively, and incentive fees of $0.2 million and $0.4 million, respectively, were incurred but waived by the Adviser.

Net Realized Gain from Investments

For the three and six months ended June 30, 2012, we had $5.9 million and $23.5 million, respectively, of principal repayments, resulting in $0.5 million and $0.6 million, respectively, of realized gains. We held no investments during the three and six months ended June 30, 2011.

Net Change in Unrealized Depreciation on Investments

For the three and six months ended June 30, 2012, our investments had $0.4 million and $0.03 million, respectively, of unrealized depreciation. We held no investments during the three and six months ended June 30, 2011.

Changes in Net Assets from Operations

For the six months ended June 30, 2012, we recorded a net increase in net assets resulting from operations of $1.9 million versus a net decrease in net assets resulting from operations of $0.2 million for the six months ended June 30, 2011. The difference is attributable to an increase in net investment income offset by an increase in interest expense for the six months ended June 30, 2012, as compared to the same period in the prior year after the effect of fees and expenses which were waived or assumed by the Adviser. Based on the weighted average shares of common stock outstanding for the respective period, our per share net increase in net assets resulting from operations was $0.57 for the six months ended June 30, 2012, versus a per share net decrease in net assets resulting from operations of $7.88 for the six months ended June 30, 2011.

Cash Flows for the Six Months Ended June 30, 2012

For the six months ended June 30, 2012, net cash used in operating activities was $45.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Cash flows used in operating activities for the six months ended June 30, 2012 were mainly due to net income of $1.9 million adjusted for $80.4 million for purchases of investments, $1.9 million from increase in unsettled trades receivable, $0.6 million from net realized gain on investments, $0.1 million from increase in prepaid expenses and other assets, $0.03 million from decrease in accounts payable and accrued expenses and $0.2 million from increase in interest receivable offset by cash provided by operating activities of $23.5 million for repayments of investments, $12.7 million from increase in unsettled trades payable, $0.03 million from net unrealized depreciation on investments, $0.01 million from increase in interest and credit facility fees payable and a non-cash item of $0.03 million (amortization of deferred credit facility financing costs).

Net cash provided by financing activities of $55.0 million during the six months ended June 30, 2012 related to net proceeds from the issuance of common stock of $52.9 million and proceeds on line of credit of $4.1 million. These inflows were partially offset by payments of deferred offering costs of $0.3 million, payments to affiliate of $0.9 million, payments of financing cost of $0.05 million and payments of stockholder distributions of $0.7 million.

Cash Flows for the Six Months Ended June 30, 2011

For the six months ended June 30, 2011, net cash used in operating activities was $0.2 million. Cash flows used in operating activities for the six months ended June 30, 2011 were due to net loss of $0.2 million adjusted for an increase of $0.04 million in prepaid expenses and other assets, offset by an increase of $0.04 million in accounts payable and accrued expenses and a non-cash item of $0.03 million (amortization of deferred credit facility financing costs).

Net cash provided by financing activities of $0.2 million during the six months ended June 30, 2011 related to proceeds from affiliate of $0.8 million offset by payments related to offering costs of $0.6 million.

Liquidity and Capital Resources

We generate cash from the net proceeds of our ongoing continuous initial public offering and, as our portfolio of investments builds, from cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments. The Registration Statement offering for sale up to $1.5 billion of shares of our common stock (150.0 million shares at an initial public offering price of $10.00 per share) was declared effective on January 27, 2011. As of June 30, 2012, we had issued 6.7 million shares of our common stock for gross proceeds of $67.5 million including shares issued to the Adviser and Sponsor and shares issued under the DRIP.

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

In January 2011, we entered into an agreement to obtain a revolving line of credit in the amount of $10.0 million with Main Street Capital Corp. The line of credit bears a variable interest rate based on the LIBOR plus 3.50%. The line will be available to us until January 2013 and permits us to periodically draw on the available funds to purchase securities or pay certain expenses. The line of credit agreement required us to pay a commitment fee of $0.1 million payable based on 1% of each draw on the available funds. Borrowings under the line of credit are secured by our assets including cash, securities, investments property, fixtures and equipment among other assets. At June 30, 2012, we had $10.0 million outstanding on this facility. On July 24, 2012, we used working capital and certain proceeds from the total return swap of our subsidiary, 405 Sub, to repay all of the obligations under our credit facility with Main Street Capital Corp.. We were not required to pay any prepayment penalty in connection with such repayment.

Total Return Swap

On July 13, 2012, we, through a wholly-owned subsidiary, 405 TRS I, LLC (“405 Sub”), entered into a total return swap agreement (“TRS”) with Citibank, N.A. (“Citi”).

A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. The TRS effectively adds leverage to our portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. The TRS enables us, through our ownership of 405 Sub, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citi.

The obligations of 405 Sub under the TRS are non-recourse to us and our exposure to the TRS is limited to the amount that we contribute to 405 Sub in connection with the TRS. Generally, that amount will be the amount that 405 Sub is required to post as cash collateral for each loan (which in most instances is approximately 25% of the market value of a loan at the time that such loan is purchased). 405 Sub may select a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the TRS) of $50.0 million.

405 Sub will pay interest to Citi for each loan at a rate equal to one-month LIBOR plus 1.25% per annum. Upon the termination or repayment of any loan selected by 405 Sub under the Agreement, 405 Sub may deduct the appreciation of such loan's value from any interest owed to Citi or pay the depreciation amount to Citi in addition to remaining interest payments.

Citi may terminate any individual loan on or after July 13, 2015. However, if at any time, any particular loan fails to meet certain criteria set forth in the TRS, and such failure continues for 30 days, Citi will have the right to terminate that loan or the entire agreement with at least 10 days' notice and 405 Sub would be required to pay certain breakage costs to Citi. 405 Sub may terminate the TRS prior to July 13, 2015 but would be required to pay certain termination fees.

Wells Fargo Credit Facility

On July 24, 2012, we, through a newly-formed, wholly-owned, special purpose financing subsidiary, BDCA Funding I, LLC (“Funding I”), entered into a revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, National Association, as lender, Wells Fargo Securities, as administrative agent (together, “Wells Fargo”) and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility provides for borrowings in an aggregate principal amount of up to $50.0 million on a committed basis, with a term of 48 months.

We may contribute cash or loans to Funding I from time to time and will retain a residual interest in any assets contributed through its ownership of Funding I or will receive fair market value for any loans sold to Funding I. Funding I may purchase additional loans from various sources. Funding I has appointed us as servicer to manage its portfolio of loans. Funding I's obligations under the Credit Facility are secured by a first priority security interest in substantially all of the assets of Funding I, including its portfolio of loans. The obligations of Funding I under the Credit Facility are non-recourse to us.

The Credit Facility will be priced at LIBOR, with no LIBOR floor, plus a spread ranging between 2.00% and 2.75% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable in July 2016.

Borrowings under the Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. The Credit Facility may be prepaid in whole or in part, subject to customary breakage costs. In the event that the Credit Facility is terminated prior to the first anniversary, an additional amount is payable to Wells Fargo equal to 2.00% of the maximum amount of the Credit Facility.

The Credit Facility contains customary default provisions for facilities of this type pursuant to which Wells Fargo may terminate our rights, obligations, power and authority, in our capacity as servicer of the portfolio assets under the Credit Facility, including, but not limited to, non-performance of Credit Facility obligations, insolvency, defaults of certain financial covenants and other events with respect to us that may be adverse to Wells Fargo and the secured parties under the Credit Facility.

In connection with the Credit Facility, Funding I has made certain representations and warranties, is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities and is subject to certain customary events of default. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. During the continuation of an event of default, Funding I must pay interest at a default rate.

Borrowings of Funding I will be considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended, applicable to business development companies.

Our cash is deposited in either commercial bank accounts or custody accounts and may be deposited in short-term, highly liquid investments that we believe provide appropriate safety of principal.

Distributions

We have declared and paid cash distributions to our stockholders on a monthly basis since we commenced operations. As of June 30, 2012, the annualized yield for distributions declared was 7.77% based on our then current public offering price of $10.44 per share. From time to time, we may also pay interim distributions at the discretion of our board of directors. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our IPO. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. For the three and six months ended June 30, 2012, we have declared $1.0 million and $1.4 million, respectively, in distributions and paid distributions of $0.8 million and $1.0 million, respectively, which consists of $0.6 million and $0.7 million, respectively, in cash and $0.2 million and $0.3 million, respectively, issued pursuant to the DRIP. As of June 30, 2012, we had $0.4 million of distributions unpaid. For the three and six months ended June 30, 2011, we had not yet commenced operations. Therefore, we did not have any income, cash flow from operations or funds available for distribution, nor did we declare any distributions or issue any shares to the public.

On March 1, 2012 the price for newly-issued shares under the DRIP issued to stockholders was changed from 95% to 90% of the stock price that the shares are sold in the offering as of the date the distribution is made.

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

Election as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December, 31 2011, and to qualify as a RIC thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S federal excise, state, local and foreign taxes. We will be subject to a 4% nondeductible U.S. Federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to 98% of net ordinary income each calendar year and 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes. We will generally endeavor each year to avoid any federal excise taxes.

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at June 30, 2012 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Revolving line of credit	$10,000	$10,000	$—	$—	$—
Interest on revolving line of credit (1)	206	206	—	—	—
Total contractual obligations	$10,206	$10,206	$—	$—	$—

(1)	Interest rate on variable rate debt is based on rate as of June 30, 2012.

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

As of June 30, 2012, our debt included variable-rate debt, bearing a variable interest rate at the London Interbank Offered Rate plus 3.50%,with a carrying value of $10.0 million. Assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity, a 100 basis point move in interest rates up or down from their June 30, 2012 levels, would increase or decrease our interest expense and net income by $0.1 million annually. We are also exposed to changes in the fair value of our investment portfolio due to changes in market interest rates. The effect of a 100 basis point increase or decrease in interest rates from their June 30, 2012 levels would result in an increase or decrease in NAV of $0.6 million or 0.94% due to changes in the fair value of our assets. These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assume no other changes in our capital structure.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

PART II

Item 1. Legal Proceedings.

Neither we nor our investment adviser are currently subject to any material legal proceedings.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the following, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

We have entered into a total return swap agreement which exposes us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

On July 13, 2012, we, through our wholly-owned subsidiary, 405 TRS I, LLC (“TRS Sub”), entered into a total return swap agreement (the “Agreement”) with Citibank, N.A. (“Citi”).
A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. The Agreement effectively adds leverage to our portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. The Agreement enables us, through our ownership of TRS Sub, to obtain the economic benefit of owning the loans subject to the Agreement, without actually owning them, in return for an interest-type payment to Citi.
The Agreement is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the total return swap and the loans underlying it. In addition, we may incur certain costs in connection with the Agreement that could in the aggregate be significant.
The obligations under the Agreement are non-recourse to us and our exposure to the Agreement is limited to the amount that we contribute to TRS Sub in connection with the Agreement. Generally, that amount will be the amount that TRS Sub is required to post as cash collateral for each loan (which in most instances is approximately 25% of the market value of a loan at the time that such loan is purchased). TRS Sub may select a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the Agreement) of $50.0 million. The current price of any loan, from day to day, will be calculated by the calculation agent, Citi, as net cash proceeds that would be received from the sale on such date of determination, less the related costs of assigning that obligation.

TRS Sub will pay interest to Citi for each loan at a rate equal to one-month LIBOR plus 1.25% per annum. Upon the termination or repayment of any loan selected by TRS Sub under the Agreement, TRS Sub may deduct the appreciation of such loan's value from any interest owed to Citi or pay the depreciation amount to Citi in addition to remaining interest payments.
In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the Agreement contains the following and other customary termination events: (a) a failure to post initial cash collateral or additional cash collateral as required by the Agreement; (b) a default by TRS Sub or us with respect to indebtedness in an amount equal to or greater than the lesser of $10.0 million and 2% of our net asset value at such time; (c) a merger of TRS Sub without us meeting certain criteria; (d) either us or TRS Sub amending its constituent documents in a manner that has or could reasonably be expected to have a material adverse effect; (e) our ceasing to be the sole owner of TRS Sub; (f) our ceasing to be the investment manager of TRS Sub or having authority to enter into transactions under the total return swap on behalf of TRS Sub, and not being replaced by an entity reasonably acceptable to Citibank; (g) in certain circumstances, BDCA Adviser ceasing to be our investment adviser; (h) TRS Sub failing to comply with its investment strategies or restrictions to the extent such non-compliance has or could reasonably be expected to have a material adverse effect; (i) TRS Sub becoming liable in respect of any obligation for borrowed money, other than arising under the Agreement; (j) we dissolve or liquidate; (k) there occurs, without the prior consent of Citi, any material change to or departure from our policies or the policies of TRS Sub that may not be changed without the vote of our stockholders and that relates to TRS Sub's performance of its obligations under the Agreement; and (l) we violate certain provisions of the 1940 Act or our election to be regulated as a BDC is revoked or withdrawn.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

Citi may terminate any individual loan on or after July 13, 2015. However, if at any time, any particular loan fails to meet certain criteria set forth in the Agreement, and such failure continues for 30 days, Citi will have the right to terminate that loan or the entire agreement with at least 10 days' notice and TRS Sub would be required to pay certain breakage costs to Citi. TRS Sub may terminate the Agreement prior to July 13, 2015 but would be required to pay certain termination fees.

We have entered into a revolving credit facility with Wells Fargo Bank, National Association, that contains various covenants which, if not complied with, could accelerate repayment under the credit facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our stockholders.

On July 24, 2012, we, through a newly-formed, wholly-owned, special purpose financing subsidiary, BDCA Funding I, LLC (“Funding Sub”), entered into a revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, National Association, as lender, Wells Fargo Securities, as administrative agent (together, “Wells Fargo”) and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility provides for borrowings in an aggregate principal amount of up to $50.0 million on a committed basis, with a term of 48 months.

Under the Credit Facility, we may contribute cash or loans to the Funding Sub from time to time and will retain a residual interest in any assets contributed through its ownership of the Funding Sub or will receive fair market value for any loans sold to the Funding Sub. The Funding Sub may purchase additional loans from various sources. The Funding Sub has appointed us as servicer to manage its portfolio of loans. The Funding Sub's obligations under the Credit Facility are secured by a first priority security interest in substantially all of the assets of the Funding Sub, including its portfolio of loans. The obligations of the Funding Sub under the Credit Facility are non-recourse to us.

The Credit Facility will be priced at LIBOR, with no LIBOR floor, plus a spread ranging between 2.00% and 2.75% per annum, depending on the composition of the portfolio of loans owned by Funding Sub for the relevant period. Interest is payable quarterly in arrears. The Funding Sub will be subject to a non-usage fee to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable in July 2016. The Funding Sub paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Credit Facility.

Borrowings under the Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to the Funding Sub varies depending upon the types of loans in the Funding Sub's portfolio. The Credit Facility may be prepaid in whole or in part, subject to customary breakage costs. In the event that the Credit Facility is terminated prior to the first anniversary, an additional amount is payable to Wells Fargo equal to 2.00% of the maximum amount of the Credit Facility.

The Credit Facility contains customary default provisions for facilities of this type pursuant to which Wells Fargo may terminate the rights, obligations, power and authority of us, in our capacity as servicer of the portfolio assets under the Credit Facility, including, but not limited to, non-performance of Credit Facility obligations, insolvency, defaults of certain financial covenants and other events with respect to us that may be adverse to Wells Fargo and the secured parties under the Credit Facility.

In connection with the Credit Facility, the Funding Sub has made certain representations and warranties, is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities and is subject to customary events of default. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. During the continuation of an event of default, the Funding Sub must pay interest at a default rate.

Borrowings of the Funding Sub will be considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended, applicable to business development companies.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

The risk factor contained in our Annual Report on Form 10-K for the year ended December 31, 2011 entitled "Because we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us" is amended by replacing such risk factor in its entirety with the following:
Because we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.
At December 31, 2011 we had $5.9 million of debt financing through a credit facility we had with Main Street Capital Corporation. On July 13, 2012, through our wholly-owned subsidiary, 405 TRS I, LLC, we entered into a total return swap agreement with Citibank, N.A. and used working capital and certain proceeds from the total return swap to repay all of the obligations under our credit facility with Main Street Capital Corporation.

In addition, on July 24, 2012, through our wholly-owned, special purpose financing subsidiary, BDCA Funding I, LLC, we entered into a revolving credit facility with Wells Fargo Bank, National Association, as lender, which provides for borrowings in an aggregate principal amount of up to $50.0 million on a committed basis, with a term of 48 months. As of August 3, 2012, we have no debt outstanding under the revolving credit facility.

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

10.13
ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, by and between 405 TRS I, LLC and Citibank, N.A, each dated as of July 13, 2012 (filed herewith).

10.14	Confirmation Letter Agreement by and between 405 TRS I, LLC and Citibank, N.A., dated as of July 13, 2012 (filed herewith).

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

10.15
Loan and Servicing Agreement, together with Exhibits thereto, among BDCA Funding I, LLC, Business Development Corporation of America, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, Lenders and Lenders Agents from time to time party hereto and U.S. Bank National Association, each dated as of July 24, 2012 (filed herewith).

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

Date: August 6, 2012