Form 10-Q
period 2012-09-30
Business Development Corp of America
filed 2012-11-08
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of November 1, 2012 was 12,798,879.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I

Item 1. Financial Statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $100,917 and $14,294, respectively)	$102,048	$14,271
Cash and cash equivalents	4,970	828
Cash collateral on deposit with custodian	11,417	—
Interest receivable	1,174	142
Due from affiliate	1,127	918
Deferred credit facility financing costs, net	787	50
Unrealized gain on total return swap	580	—
Receivable due on total return swap	348	—
Prepaid expenses and other assets	154	41
Receivable for unsettled trades	3,521	—
Total assets	$126,126	$16,250

LIABILITIES
Revolving credit facility	$14,818	$5,900
Payable for unsettled trades	17,553	1,914
Management fees payable	176	—
Accounts payable and accrued expenses	90	154
Interest and credit facility fees payable	91	19
Payable for common stock repurchases	86	—
Stockholder distributions payable	632	56
Total liabilities	33,446	8,043

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 450,000,000 shares authorized, 9,821,991 and 912,297 shares issued and outstanding, respectively	10	1
Capital in excess of par value	90,240	8,235
Accumulated distributions in excess of net investment income	(334)	(7)
Accumulated undistributed net realized gain from investments and total return swap	1,053	1
Net unrealized appreciation (depreciation) on investments and total return swap	1,711	(23)
Net assets	92,680	8,207
Total liabilities and net assets	$126,126	$16,250

Net asset value per share *	$9.44	$9.00

*Net asset value per share and common shares outstanding for the year ended December 31, 2011 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Investment income:
Interest income	$1,959	$62	$3,677	$62
Other income	14	—	63	—
Total investment income	1,973	62	3,740	62

Operating expenses:
Contract termination fee	—	320	—	320
Interest and credit facility financing expenses	192	26	420	51
Professional fees	137	—	364	—
Directors fees	18	—	57	—
Insurance	51	—	154	—
Management fees	402	7	730	7
Incentive fees	572	37	968	37
Other administrative	35	101	75	251
Expenses before expense waivers and reimbursements from Adviser	1,407	491	2,768	666
Waiver of management and incentive fees	(798)	(44)	(1,522)	(44)
Expense support reimbursements from Adviser	—	(571)	(266)	(571)
Total expenses net of expense waivers and reimbursements from Adviser	609	(124)	980	51

Net investment income	1,364	186	2,760	11

Realized and unrealized gain on investments:
Net realized gain from investments	344	—	926	—
Net realized gain from total return swap	390	—	390	—
Net unrealized appreciation on investments	1,184	—	1,154	—
Net unrealized appreciation on total return swap	580	—	580	—
Net realized and unrealized gain on investments	2,498	—	3,050	—

Net increase in net assets resulting from operations	$3,862	$186	$5,810	$11

Per share information - basic and diluted*:
Net investment income	$0.16	$1.26	$0.55	$0.17
Net increase in net assets resulting from operations	$0.47	$1.26	$1.15	$0.17
Weighted average common shares outstanding	8,297,178	147,598	5,042,363	64,473

*Per share information - basic and diluted and weighted average common shares outstanding for the three and nine months ended September 30, 2011 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(in thousands, except share and per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Operations:
Net investment income	$2,760	$11
Net realized gain from investments	926	—
Net realized gain from total return swap	390	—
Net unrealized appreciation on investments	1,154	—
Net unrealized appreciation on total return swap	580	—
Net increase in net assets from operations	5,810	11
Stockholder distributions:
Distributions from net investment income	(3,087)	(26)
Distributions from net realized gain on investments	(264)	—
Net decrease in net assets from stockholder distributions	(3,351)	(26)
Capital share transactions:
Issuance of common stock, net of issuance costs	81,119	3,296
Reinvestment of stockholder distributions	981	—
Repurchases of common stock	(86)	—
Net increase in net assets from capital share transactions	82,014	3,296

Total increase in net assets	84,473	3,281
Net assets at beginning of period	8,207	192
Net assets at end of period	$92,680	$3,473

Net asset value per common share *	$9.44	$8.90
Common shares outstanding at end of period *	9,821,991	390,316

Accumulated distribution in excess of net investment income	$(334)	$(23)

*Net asset value per share and common shares outstanding for nine months ended September 30, 2011 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Operating activities:
Net increase in net assets from operations	$5,810	$11
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Paid-in-kind interest income	(6)	—
Net accretion of discount on investments	(150)	—
Amortization of deferred financing costs	88	37
Repayments of investments	62,711	59
Purchase of investments	(148,252)	(4,700)
Net realized gain from investments	(926)	—
Net unrealized appreciation on investments	(1,154)	—
Net unrealized appreciation on total return swap	(580)	—
(Increase) decrease in operating assets:
Cash collateral on deposit with custodian	(11,417)	—
Interest receivable	(1,032)	(50)
Receivable due on total return swap	(348)	—
Prepaid expenses and other assets	(113)	(43)
Receivable for unsettled trades	(3,521)	—
Increase (decrease) in operating liabilities:
Payable for unsettled trades	15,639	—
Management fees payable	176	—
Accounts payable and accrued expenses	(16)	390
Interest and credit facility fees payable	72	7
Net cash used in operating activities	(83,019)	(4,289)

Financing activities:
Proceeds from issuance of shares of common stock, net	81,119	3,296
Payments of offering costs	(444)	(1,301)
Proceeds from line of credit	18,918	2,200
Payments of financing cost	(873)	(22)
Paydowns on debt	(10,000)	—
Proceeds from affiliate, net	235	550
Stockholder distributions	(1,794)	—
Net cash provided by financing activities	87,161	4,723

Net increase in cash and cash equivalents	4,142	434
Cash and cash equivalents, beginning of period	828	1
Cash and cash equivalents, end of period	$4,970	$435

Supplemental information:
Interest paid during the period	$215	$13

Supplemental non-cash information:
Payable for common stock repurchases	$86	$—
DRIP distribution payable	$203	$13
Cash distribution payable	$429	$13
DRIP distribution paid	$717	$—
Stock distribution paid	$264	$—

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands except shares)

September 30, 2012 (Unaudited)

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Effective Yield	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets

Senior Secured First Lien Debt - 73.1% (b)
Advanced Disposal Services, Inc.	Environmental Industries	L+4.00% (5.25%), 9/25/2019	5.25%	$2,000	$1,980	$2,015	2.3%
Airvana Network Solutions, Inc.	High Tech Industries	L+8.00% (10.00%), 3/15/2017	11.67%	$1,971	1,890	1,978	2.2%
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.75% (7.25%), 2/9/2018	7.91%	$3,970	3,895	3,825	4.2%
Attachmate Corp.	High Tech Industries	L+5.75% (7.25%), 11/15/2018	7.47%	$491	485	495	0.6%
Audio Messaging Solutions, LLC	Media: Diversified & Production	12.00%, 6/16/2016	12.00%	$1,085	1,085	1,085	1.3%
Avaya, Inc.	Telecommunications	L+4.50% (4.94%),10/26/2017	4.94%	$3,989	3,581	3,655	3.9%
Blue Buffalo Company, LTD	Beverage, Food & Tobacco	L+5.25% (6.50%), 8/8/2019	7.08%	$4,000	3,921	4,007	4.3%
ConvergeOne Holdings Corp.	Telecommunications	L+6.00% (9.25%), 6/8/2017	9.64%	$3,950	3,891	3,902	4.2%
CPG International I, Inc.	Construction & Building	L+4.50% (5.75%), 9/21/2019	5.84%	$1,000	995	1,003	1.1%
CST Industries, Inc.	Construction & Building	L+5.25% (8.50%), 5/23/2017	9.11%	$3,950	3,901	3,911	4.2%
DS Waters of America, Inc.	Beverage, Food & Tobacco	L+9.00% (10.50%), 8/22/2017	10.74%	$491	494	508	0.5%
eResearch Technology, Inc.	Healthcare & Pharmaceuticals	L+6.50% (8.00%), 7/11/2018	9.17%	$500	480	496	0.5%
Essar Steel Algoma, Inc. (d)	Metals & Mining	L+7.50% (8.75%), 9/27/2014	9.87%	$5,000	5,038	5,050	5.4%
Hearthside Food Solutions, LLC	Beverage, Food & Tobacco	L+5.25% (6.50%), 5/30/2017	6.91%	$3,000	2,972	3,007	3.2%
Ikaria Acquisition, Inc.	Healthcare & Pharmaceuticals	L+6.50% (7.75%), 9/15/2017	7.88%	$4,000	3,980	4,015	4.3%
K2 Pure Solutions Nocal, L.P.	Chemicals, Plastics & Rubber	L+7.75% (10.00%), 9/10/2015	9.88%	$3,435	3,446	3,469	3.7%
New Breed, Inc.	Services: Business	L+4.75% (6.00%), 9/30/2019	6.00%	$3,500	3,465	3,500	3.8%
Omi Holdings, Inc.	Capital Equipment	12.00%, 4/13/2013	12.00%	$722	722	722	0.8%
Par Pharmaceutical Companies, Inc. (a)	Healthcare & Pharmaceuticals	L+3.75% (5.00%), 9/27/2019	5.00%	$1,000	990	999	1.1%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands except shares)

September 30, 2012 (Unaudited)

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Effective Yield	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Permian Tank & Manufacturing, Inc.	Energy: Oil & Gas	L+7.25% (9.00%), 3/16/2017	10.62%	$1,640	1,602	1,650	1.8%
Pierre Foods, Inc.	Beverage, Food & Tobacco	L+5.25% (7.00%), 9/30/2016	6.93%	$2,985	2,992	3,000	3.2%
PPT Management, LLC	Healthcare & Pharmaceuticals	L+7.00% (8.50%), 10/31/2016	8.84%	$950	950	950	1.0%
Precision Dermatology, Inc.	Healthcare & Pharmaceuticals	L+9.00% (13.00%), 4/25/2017	13.96%	$5,000	4,976	4,986	5.4%
RedPrairie Corp.	High Tech Industries	L+5.00% (6.00%), 8/6/2018	6.24%	$2,431	2,419	2,443	2.6%
Source Refrigeration & HVAC, Inc.	Services: Business	L+5.25% (6.75%), 4/30/2017	7.15%	$2,963	2,918	2,918	3.1%
Tank Holdings Corp.	Containers, Packaging & Glass	L+5.50% (6.75%), 7/9/2019	7.33%	$3,910	3,837	3,929	4.2%
Tekelec Global, Inc.	Telecommunications	L+7.50% (9.00%), 3/31/2018	9.32%	$200	197	204	0.2%
Sub Total Senior Secured First Lien Debt					67,101	67,722	73.1%

Senior Secured Second Lien Debt - 15.8% (b)
Attachmate Corp.	High Tech Industries	L+9.50% (11.00%), 11/15/2019	11.61%	$1,000	$971	$980	1.1%
Eureka Hunter Holdings, LLC	Energy: Oil & Gas	12.50%, 8/6/2018	12.50%	$5,000	5,000	5,000	5.3%
Plato Learning, Inc.	Media: Advertising, Printing & Publishing	L+9.75% (11.25%), 5/10/2019	12.19%	$2,000	1,962	1,985	2.1%
Rocket Software, Inc.	High Tech Industries	L+8.75% (10.25%), 2/8/2018	10.71%	$1,000	982	1,005	1.1%
Safety Services Acquisition Corp. (e)	Services: Business	15.00%, 7/5/2017	15.55%	$1,006	987	987	1.1%
Southern Pacific Resource Corp. (d)	Energy: Oil & Gas	L+7.50% (10.75%), 1/7/2016	10.37%	$1,438	1,452	1,456	1.6%
Teleflex Marine, Inc.	Hotel, Gaming & Leisure	13.50%, 8/24/2017	14.18%	$3,332	3,257	3,257	3.5%
Sub Total Senior Secured Second Lien Debt					14,612	14,670	15.8%

Senior Unsecured Debt - 1.0% (b)
Avaya, Inc.	Telecommunications	10.13%, 11/1/2015	10.55%	$1,000	$989	$898	1.0%
Sub Total Senior Unsecured Debt					989	898	1.0%

Subordinated Debt - 4.2% (b)
S.B Restaurant Co., Inc. (e)	Beverage, Food & Tobacco	14.00%, 1/10/2018	15.42%	$4,000	$3,912	$3,926	4.2%
Sub Total Subordinated Debt					3,912	3,926	4.2%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands except shares)

September 30, 2012 (Unaudited)

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Effective Yield	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets

Collateralized Securities - 10.4% (b)
ALM 2012-6A CLO Class E Notes	Banking, Finance, Insurance & Real Estate	L+6.00% (6.70%), 6/14/2023	9.11%	$1,000	$793	$825	0.9%
ALM 2012-6A CLO Subordinated Notes	Banking, Finance, Insurance & Real Estate	6/14/2023		$2,000	1,980	2,010	2.2%
Carlyle CGMS 2012-1A Subordinated Notes	Banking, Finance, Insurance & Real Estate	4/20/2022		$2,000	1,840	2,020	2.2%
Carlyle CGMS 2012-2A Subordinated Notes	Banking, Finance, Insurance & Real Estate	7/20/2023		$1,000	850	919	1.0%
MC Funding 2006 -1 Subordinated Notes	Banking, Finance, Insurance & Real Estate	12/20/2020		$4,000	3,840	3,820	4.1%
Sub Total Collateralized Securities					9,303	9,594	10.4%

Equity/Other - 5.6% (b)
Pennant Park Credit Opportunity Fund LP	Banking, Finance, Insurance & Real Estate			$5,000	$5,000	$5,016	5.4%
Precision Dermatology, Inc., Warrants, Strike: $1.148	Healthcare & Pharmaceuticals			217,770	—	—	—%
S.B Restaurant Co., Inc. - Warrants, Strike: $0.0001	Beverage, Food & Tobacco			348	—	222	0.2%
Sub Total Equity/Other					5,000	5,238	5.6%

TOTAL INVESTMENTS - 110.1% (b)					$100,917	$102,048	110.1%
LIABILITIES IN EXCESS OF OTHER ASSETS - 10.1%						(9,368)	(10.1)%
NET ASSETS - 100%						$92,680	100.0%

(a)
All of our investments are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940, except ALM 2012-6A CLO Class E Notes, ALM 2012-6A CLO Subordinated Notes, Carlyle CGMS 2012-1A Subordinated Notes, Carlyle CGMS 2012-2A Subordinated Notes, MC Funding 2006 - 1 Subordinated Notes, Par Pharmaceutical Companies, Inc., Pennant Park Credit Opportunity Fund LP, Southern Pacific Resource Corp. and Essar Steel Algoma, Inc.

(b)	Percentages are based on net assets of $92,680 as of September 30, 2012.

(c)
Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by our board of directors as required by the Investment Company Act of 1940. (See Note 3 to the financial statements).

(d)	Non-U.S. company. The principal place of business for Southern Pacific Resource Corp. and for Essar Steel Algoma, Inc. is Canada.

(e)	Terms of loan include PIK interest.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands except shares)

December 31, 2011

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Effective Yield	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets

Senior Secured First Lien Debt - 117.2% (b)
Audio Messaging Solutions, LLC	Media: Diversified & Production	12.00%, 6/16/2016	12.00%	$1,085	$1,085	$1,085	13.3%
Avaya, Inc.	Telecommunications	L + 4.50% (5.01%), 10/26/2017	7.80%	$292	260	272	3.3%
California Healthcare Medical Billing, Inc.	Healthcare & Pharmaceuticals	12.00%, 10/17/2015	12.00%	$230	230	230	2.8%
Central Parking Corp.	Automobile	L + 2.25% (2.81%), 5/22/2014	8.54%	$349	305	305	3.7%
Chrysler Group, LLC	Automobile	L + 4.75% (6.00%), 5/24/2017	8.27%	$299	270	284	3.5%
EIG Investors Corp.	Services: Business	L + 6.50% (8.00%), 12/19/2017	8.43%	$500	490	490	6.0%
Global Tel Link Corp.	Telecommunications	L + 5.50% (7.00%), 11/26/2017	7.41%	$500	490	490	6.0%
Harrah's Propco, LLC	Hotel, Gaming & Leisure	L + 3.00% (3.25%), 2/13/2015	10.87%	$400	290	290	3.5%
Harrison Hydra-Gen, Ltd.	Capital Equipment	12.00%, 6/4/2015	12.00%	$230	230	230	2.8%
Indianapolis Aviation Partners, LLC	Aerospace and Defense	12.00%, 9/15/2014	12.00%	$230	230	230	2.8%
JJ Lease Funding Corp.	Retail	L + 8.50% (10.00%), 3/17/2017	13.18%	$550	484	451	5.5%
K2 Pure Solutions Nocal, L.P.	Chemicals, Plastics & Rubber	L + 6.75% (10.00%), 9/10/2015	9.99%	$450	450	450	5.5%
KIK Custom Products Inc.	Consumer Goods: Non-Durable	L + 2.25% (2.53%), 11/24/2014	5.24%	$499	430	430	5.2%
McClatchy Co.	Media: Advertising, Printing & Publishing	11.50%, 2/15/2017	12.55%	$500	481	481	5.9%
Mid-Columbia Lumber Products, LLC	Construction & Building	12.00%, 12/18/2014	12.00%	$230	230	230	2.8%
Omi Holdings, Inc.	Capital Equipment	12.00%, 4/13/2013	12.00%	$996	996	996	12.1%
Open Solutions, Inc.	Services: Business	L + 2.13% (2.55%), 1/23/2014	8.92%	$549	485	485	5.9%
OPI International, Ltd. (d)	Energy: Oil & Gas	12.00%, 11/30/2015	12.00%	$230	230	230	2.8%
Pegasus Research Group, LLC	Services: Business	13.00% Cash / 3% PIK, 1/6/2016	16.00%	$231	231	231	2.8%
PPL Rvs, Inc.	Automobile	18.00%, 6/10/2015	17.99%	$215	215	215	2.6%
PPT Management, LLC	Healthcare & Pharmaceuticals	L + 7.00% (8.50%), 10/31/2016	8.84%	$988	988	988	12.1%
River Aggregates, LLC	Construction & Building	12.00%, 3/30/2016	12.00%	$230	230	230	2.8%
Texas Competitive Electric Holdings Company, LLC	Utilities: Electric	L + 4.50% (4.78%), 10/10/2017	12.43%	$450	307	288	3.5%
Sub Total Senior Secured First Lien Debt					9,637	9,611	117.2%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands except shares)

December 31, 2011

Portfolio Company (a)	Industry	Investment Coupon Rate, Maturity Date	Effective Yield	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Senior Secured Second Lien Debt - 36.5% (b)
WM. Bolthouse Farms, Inc.	Beverage, Food & Tobacco	L + 7.50% (9.50%), 8/11/2016	9.49%	$500	$500	$500	6.1%
Ceres Management, LLC	Automobile	14.00%, 3/31/2013	13.98%	$230	230	230	2.8%
Condit Exhibits, LLC (e)	Media: Diversified & Production	9.00% Cash / 9.00% PIK, 7/1/2013	17.97%	$230	230	230	2.8%
Infor Enterprise Solutions Holdings, Inc.	High Tech Industries	L + 6.25% (6.51%), 3/2/2014	9.01%	$600	498	498	6.1%
Pierre Foods, Inc.	Beverage, Food & Tobacco	L + 9.50% (11.25%), 9/30/2017	11.18%	$500	499	499	6.1%
Sensus USA, Inc.	Utilities: Electric	L + 7.25% (8.50%), 5/9/2017	8.97%	$600	588	588	7.1%
Southern Pacific Resource Corp. (d)	Energy: Oil & Gas	L + 7.50% (10.75%), 1/7/2016	10.58%	$449	451	451	5.5%
Sub Total Senior Secured Second Lien Debt					2,996	2,996	36.5%

Senior Unsecured Debt - 10.7% (b)
Avis Budget Car Rental, LLC	Automobile	8.25%, 1/15/2019	8.92%	$500	$488	$507	6.1%
Momentive Performance Materials, Inc.	Chemicals, Plastics & Rubber	9.00%, 1/15/2021	13.40%	$500	396	380	4.6%
Sub Total Senior Unsecured Debt					884	887	10.7%

Subordinated Debt - 2.8% (b)
NTS Holdings, Inc.	Construction & Building	12.00%, 4/30/2015	12.00%	$230	$230	$230	2.8%
Sub Total Subordinated Debt					230	230	2.8%

Equity/Other - 6.7% (b)
Bank of America Corp. - (BAC-H Preferred)	Banking, Finance, Insurance & Real Estate	Perpetual		24,600	$547	$547	6.7%
Sub Total Equity/Other					547	547	6.7%

TOTAL INVESTMENTS - 173.9% (b)					$14,294	$14,271	173.9%
LIABILITIES IN EXCESS OF OTHER ASSETS - 73.9%						(6,064)	73.9%
NET ASSETS - 100%						$8,207	100.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 1 — Organization and Basis of Presentation

Business Development Corporation of America (the “Company”), incorporated in Maryland on May 5, 2010, is an externally managed, non-diversified closed-end investment company that elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2011 and that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is, therefore, required to comply with certain regulatory requirements as promulgated under the 1940 Act. The Company is managed by BDCA Adviser, LLC (the “Adviser”) pursuant to the terms of the Investment Advisory and Management Services Agreement, as amended (the “Advisory Agreement”). The Adviser was formed in Delaware as a private investment management firm and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of the Company's activities and is responsible for making investment decisions for its portfolio.

On July 13, 2012, the Company, through a wholly-owned subsidiary, 405 TRS I, LLC (“405 Sub”), entered into a total return swap agreement (“TRS”) with Citibank, N.A. (“Citi”). The 405 Sub is included within the Company's consolidated financial statements. The consolidated financial statements include both the Company's account and the account of 405 Sub. All significant intercompany transactions have been eliminated in consolidation.

On July 24, 2012, the Company, through a newly-formed, wholly-owned special purpose financing subsidiary, BDCA Funding I, LLC (“Funding I”), entered into a revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, National Association, as lender, Wells Fargo Securities, as administrative agent (together, “Wells Fargo”) and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility provides for borrowings in an aggregate principal amount of up to $50.0 million on a committed basis, with a term of 48 months. Funding I is included within the Company's consolidated financial statements. The consolidated financial statements include both the Company's account and the account of Funding I. All significant intercompany transactions have been eliminated in consolidation.

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The Company sold 22,222 shares of common stock to the Adviser, an entity wholly owned by AR Capital, LLC (formerly known as American Realty Capital II, LLC) (the “Sponsor”) on July 8, 2010, at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.  On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and commenced operations as of that date. As of September 30, 2012, the Company had issued 9.8 million shares of common stock for gross proceeds of $99.3 million including shares purchased by the Sponsor and shares issued under the Company's distribution reinvestment plan ("DRIP").

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The Company has entered into a fund administration servicing agreement and a fund accounting servicing agreement with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for the Company to operate. On August 13, 2012, the Company entered into a custody agreement with U.S. Bank National Association (“US Bank”). Under the custody agreement, US Bank will hold all of the portfolio securities and cash of the Company and certain of its subsidiaries, and will transfer such securities or cash pursuant to the Company’s instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the Company’s IPO. The Adviser and the Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets.  The Adviser will receive fees during the offering, operational and liquidation stages, and the Dealer Manager will receive fees during the offering stage.

Note 2 — Summary of Significant Accounting Policies

The financial statements of the Company included herein were prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results for the entire year or any subsequent interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto as of December 31, 2011 and for the year then ended, which are included in the Company's Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 19, 2012.
The Company's significant accounting policies are described in Note 2 to the financial statements as of December 31, 2011 and for the year then ended, which are included in the Form 10-K filed with the SEC on March 19, 2012. There have been no significant changes to these policies during the nine months ended September 30, 2012, other than the updates described below.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

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

The Company’s investment portfolio at September 30, 2012 was comprised primarily of debt instruments for which quoted prices within the category of Level 1 inputs are not available. Therefore, at September 30, 2012, the majority of investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company’s investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at September 30, 2012 may differ materially from values that would have been used had a ready market for the securities existed.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

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

For an investment in an investment fund that does not have a readily determinable fair value, the Company measures the fair value of the investment predominately based on the NAV per share of the investment fund if the NAV of the investment fund is calculated in a manner consistent with the measurement principles of FASB ASC Topic 946, Financial Services-Investment Companies, as of the Company's measurement date. However, in determining the fair value of the Company's investment, the Company may make adjustments to the NAV per share in certain circumstances, based on the Company's analysis of any restrictions on redemption of the shares of the investment as of the measurement date.

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

The following table presents fair value measurements of investments, by major class, as of September 30, 2012 according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$47,480	$20,242	$67,722
Senior Secured Second Lien Debt	—	5,426	9,244	14,670
Senior Unsecured Debt	—	898	—	898
Subordinated Debt	—	—	3,926	3,926
Collateralized Securities	—	—	9,594	9,594
Equity/Other	—	—	5,238	5,238
Total	$—	$53,804	$48,244	$102,048

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2012 (dollars in thousands):

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Senior Unsecured Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2011	$9,611	$2,996	$887	$230	$—	$—	$13,724
Net unrealized gain	6	—	—	14	291	238	549
Purchases and other adjustments to cost	20,707	9,244	—	3,912	9,303	5,000	48,166
Sales and redemptions	(5,396)	(460)	—	(230)	—	—	(6,086)
Net realized gains	29	—	—	—	—	—	29
Net transfers in and/or out	(4,715)	(2,536)	(887)	—	—	—	(8,138)
Balance as of September 30, 2012	$20,242	$9,244	$—	$3,926	$9,594	$5,238	$48,244

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

The composition of the Company’s investments as of September 30, 2012, at amortized cost and fair value, were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$67,101	$67,722	66.4%
Senior Secured Second Lien Debt	14,612	14,670	14.4%
Senior Unsecured Debt	989	898	0.9%
Subordinated Debt	3,912	3,926	3.8%
Collateralized Securities	9,303	9,594	9.4%
Equity/Other	5,000	5,238	5.1%
Total	$100,917	$102,048	100.0%

The composition of the Company’s investments as of December 31, 2011, at amortized cost and fair value, were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$9,637	$9,611	67.4%
Senior Secured Second Lien Debt	2,996	2,996	21.0%
Senior Unsecured Debt	884	887	6.2%
Subordinated Debt	230	230	1.6%
Equity/Other	547	547	3.8%
Total	$14,294	$14,271	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Significant Unobservable Inputs

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of September 30, 2012 were as follows (dollars in thousands):

				Range
	Fair Value	Valuation Technique	Unobservable Input	Minimum	Maximum
Senior Secured First Lien Debt	$20,242	Discounted Cash Flows	Discount Rate	13.20%	17.50%
			Terminal Value Growth	3.90%	5.00%
		Public Comparable Companies	Premium or (discount) to multiples of comparable companies	(56.90)%	16.00%
		Public Comparable Transactions	Premium or (discount) to multiples of comparable transactions	(49.90)%	8.80%
		Market Yield	Market Yield	8.50%	14.50%
			Estimated Remaining Life	0.50 yrs	3.00 yrs
Senior Secured Second Lien Debt	$9,244	Public Comparable Companies	Premium or (discount) to multiples of comparable companies	(40.00)%	(40.00)%
		Public Comparable Transactions	Premium or (discount) to multiples of comparable transactions	(20.00)%	(20.00)%
		Market Yield	Market Yield	15.75%	15.75%
			Estimated Remaining Life	3.00 yrs	3.00 yrs
Subordinated Debt	$3,926	Public Comparable Companies	Premium or (discount) to multiples of comparable companies	(44.20)%	(44.20)%
		Public Comparable Transactions	Premium or (discount) to multiples of comparable transactions	(43.00)%	(43.00)%
		Market Yield	Market Yield	15.50%	15.50%
			Estimated Remaining Life	3.00 yrs	3.00 yrs

The remainder of our Level 3 investments are valued using third party quotations such as unadjusted broker-dealer quotes with varying levels of interest.

Note 4 — Related Party Transactions and Arrangements

The Sponsor, including its wholly owned subsidiary, the Adviser, owns 0.16 million shares of the Company’s outstanding common stock as of September 30, 2012.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on 20% of “pre-incentive fee net investment income” but only after the payment of a certain preferred return rate to investors, as defined in the Advisory Agreement, for the immediately preceding quarter of 1.75% per quarter, or an annualized rate of 7.0%, subject to a "catch-up" feature. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the Company’s portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

For the three and nine months ended September 30, 2012, the Company incurred $0.4 million and $0.7 million, respectively, of management fees, of which the Adviser waived $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2012, the Company incurred $0.6 million and $1.0 million, respectively, of incentive fees, of which the Adviser waived $0.6 million and $1.0 million, respectively. No management fees or incentive fees were earned to the Adviser for the three and nine months ended September 30, 2011.

Expense Support Agreement

The Adviser and its affiliates may incur and pay costs and fees on behalf of the Company. The Company and its Adviser have entered into the Expense Support Agreement whereby the Adviser may pay the Company up to 100% of all operating expenses (“Expense Support Payment”) for any period beginning on the effective date of the Registration Statement, until the Adviser and the Company mutually agree otherwise. The Expense Support Payment for any month shall be paid by the Adviser to the Company in any combination of cash or other immediately available funds, and/or offsets against amounts due from the Company to the Adviser.

Operating expenses subject to this agreement include expenses as defined by U.S. GAAP, including, without limitation, advisory fees payable and interest on indebtedness for such period, if any.

Pursuant to the terms of the Expense Support Agreement, the Company has agreed if requested, to reimburse the Adviser for Expense Support Payments within three years from the end of the fiscal year in which such Expense Support Payment is made by the Adviser. Reimbursement shall be made as promptly as possible, but only to the extent they do not cause the Company's operating expenses, excluding organization and offering expenses, management fees and incentive fees payable to the Adviser, financing fees and interest, brokerage commissions and extraordinary expenses to exceed 1.5% of net assets attributable to shares of common stock after taking such payment into account.

     If an Expense Support Payment has not been reimbursed prior to the end of the third fiscal year following the date such Expense Support Payment was made, the Company's obligation to pay such Expense Support Payment shall automatically terminate, and be of no further effect.

     The Company has recorded $1.1 million and $0.9 million as due from affiliate on the consolidated statements of assets and liabilities as of September 30, 2012 and December 31, 2011, respectively, which reflects the netting of amounts due from the Adviser and affiliates and amounts due from the Company. On August 24, 2012, the Adviser made a payment to the Company in the amount of $1.1 million for $1.3 million of offering costs and operating expenses pursuant to the Expense Support Agreement netted against $0.2 million due from the Company to the Adviser as reimbursement for payments made by the Adviser on behalf of the Company. As of September 30, 2012, the Adviser had assumed on a cumulative basis, $0.3 million of offering costs and $1.0 million of operating expenses pursuant to the Expense Support Agreement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Presented below is a summary of Expense Support Payments as of September 30, 2012, and the associated dates on which such reimbursements of such Expense Support Payments expire (dollars in thousands).

Date of Expense Support Payments	Expense Support Payments	Date Reimbursement of Expense Support Payments Expire
August 24, 2012	$1,293	December 31, 2015
Total	$1,293

Offering Costs

Pursuant to the Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for offering expenses to the extent that, together with all prior offering expenses, the amounts exceed 1.5% of the aggregate gross proceeds from the Company’s on-going offering. As of September 30, 2012, offering costs in the amount of $1.1 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser; however, the Company may, but is not obligated to, pay certain amounts back to the Adviser over time.

Note 5 — Borrowings

In January 2011, the Company entered into an agreement to obtain a revolving line of credit in the amount of $10.0 million with Main Street Capital Corp. The line was available to the Company until January 2013 and permitted the Company to periodically draw on the available funds to purchase securities or pay certain expenses. The line of credit had a variable interest rate based on the London Interbank Offered Rate ("LIBOR") plus 3.50%. On July 24, 2012, the Company used working capital and certain proceeds from the total return swap of its subsidiary, 405 Sub, to repay all of the obligations under the Company's credit facility with Main Street Capital Corp. The Company was not required to pay any prepayment penalty in connection with such repayment. The Company expensed all remaining deferred financing costs associated with the Company's credit facility with Main Street Capital Corp. For the three and nine months ended September 30, 2012, the Company incurred interest expense related to the outstanding borrowings on the credit facility with Main Street Capital Corp. in the amount of $0.02 million and $0.2 million, respectively. For the three and nine months ended September 30, 2011, the Company incurred interest expense related to the outstanding borrowings on the credit facility with Main Street Capital Corp. in the amount of $0.03 million and $0.05 million, respectively.

On July 24, 2012, the Company, through a newly-formed, wholly-owned special purpose financing subsidiary, Funding I, entered into the Credit Facility with Wells Fargo and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility provides for borrowings in an aggregate principal amount of up to $50.0 million on a committed basis, with a term of 48 months.

The Company may contribute cash or loans to Funding I from time to time to retain a residual interest in any assets contributed through its ownership of Funding I or will receive fair market value for any loans sold to Funding I. Funding I may purchase additional loans from various sources. Funding I has appointed the Company as servicer to manage its portfolio of loans. Funding I's obligations under the Credit Facility are secured by a first priority security interest in substantially all of the assets of Funding I, including its portfolio of loans. The obligations of Funding I under the Credit Facility are non-recourse to the Company.

The Credit Facility will be priced at the one month maturity LIBOR, with no LIBOR floor, plus a spread ranging between 2.00% and 2.75% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The non-usage fee per annum for the first six months is 0.50%; thereafter, the non-usage fee per annum is 0.50% and 2.0%, if the unused balance of the Credit Facility is less than or exceeds 20% of the available facility, respectively. For the three and nine months ended September 30, 2012, the Company incurred $0.04 million and $0.04 million of non-usage fees, respectively. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable in July 2016.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Borrowings under the Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. As of September 30, 2012, the Company was in compliance with regards to the Credit Facility covenants. The Credit Facility may be prepaid in whole or in part, subject to customary breakage costs. In the event that the Credit Facility is terminated prior to the first anniversary, an additional amount is payable to Wells Fargo equal to 2.00% of the maximum amount of the Credit Facility.

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

As of September 30, 2012, the Company had deferred financing costs of $0.8 million, net of accumulated amortization of $0.04 million in connection with the Credit Facility with Wells Fargo. At September 30, 2012, $14.8 million was drawn on the Credit Facility with Wells Fargo. For the three and nine months ended September 30, 2012, the Company incurred interest expense related to the outstanding borrowings on the Credit Facility with Wells Fargo in the amount of $0.05 million and $0.05 million, respectively. For the three and nine months ended September 30, 2011, the Company incurred no interest expense since there were no outstanding borrowings during the period.

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

	Level	Carrying Amount at September 30, 2012	Fair Value at September 30, 2012
Senior secured revolving credit facility	3	$14,818	$14,818

The interest rate of the revolving line of credit is determined by a variable market rate and the Company's leverage ratio, and has terms commensurate with the market; as such, the outstanding balance on the facility approximates fair value.

Note 6 — Total Return Swap

On July 13, 2012, the Company, through its wholly-owned subsidiary, 405 Sub, entered into a TRS with Citi.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

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

405 Sub pays interest to Citi for each loan at a rate equal to one-month LIBOR plus 1.25% per annum. Upon the termination or repayment of any loan selected by 405 Sub under the Agreement, 405 Sub may deduct the appreciation of such loan's value from any interest owed to Citi or pay the depreciation amount to Citi in addition to remaining interest payments.

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

At September 30, 2012, the receivable due on total return swap on the consolidated statements of assets and liabilities consisted of the following (dollars in thousands):

Accrued interest receivable on total return swap	$379
Receivable on sale of total return swap	43
Financing payable on total return swap	(74)
Total receivable due on total return swap	$348

For the three and nine months ended September 30, 2012, the net realized gain from the total return swap on the consolidated statements of operations consisted of the following (dollars in thousands):

For the Three and Nine Months Ended September 30,
2012
Interest income and other income on total return swap	$427
Realized gain on total return swap	44
Financing expense on total return swap	(81)
Total net realized gain from total return swap	$390

As of September 30, 2012, the fair value of the TRS was $0.6 million. As of December 31, 2011, the Company had not entered into the TRS.

The Company valued its TRS in accordance with the agreements between 405 Sub and Citi, which collectively established the TRS and are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citi. Citi bases its valuation primarily on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Company's management reviews and approves the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly valuation process. To the extent the Company's management has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuations will be discussed or challenged pursuant to the terms of the TRS.

The fair value of the TRS is reflected as an unrealized gain or loss on the total return swap on the consolidated statements of assets and liabilities. The change in value of the TRS is reflected in the consolidated statements of operations as net unrealized appreciation (depreciation) on the total return swap.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

As of September 30, 2012, 405 Sub had exposure to 18 underlying loans with a total notional amount of $38.9 million and posted $11.4 million in cash collateral held by Citibank, which is reflected in cash collateral on deposit with custodian on the consolidated statements of assets and liabilities. As of December 31, 2011, the Company had not entered into the TRS.

For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company has agreed with the staff of the SEC to treat the outstanding notional amount of the TRS, less the initial amount of any cash collateral posted by 405 Sub under the TRS, as a senior security for the life of that instrument. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Further, for purposes of Section 55(a) under the 1940 Act, the Company has agreed with the staff of the SEC to treat each loan underlying the TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. The Company may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The following is a summary of the underlying loans subject to the TRS as of September 30, 2012 (dollars in thousands):

Underlying Loan (a)	Industry	Investment Coupon Rate, Maturity Date	Principal	Notional Amount	Market Value	Unrealized Appreciation / (Depreciation)
Senior Secured First Lien Debt
Attachmate Corp.	High Tech Industries	L+5.75% (7.25%), 11/22/2017	$2,453	$2,444	$2,471	$27
DS Waters of America, Inc.	Beverage, Food & Tobacco	L+9.00% (10.50%), 8/29/2017	2,494	2,516	2,569	53
EIG Investors Corp.	Telecommunications	L+6.25% (7.75%), 4/20/2018	998	988	1,000	12
eResearch Technology, Inc.	Healthcare & Pharmaceuticals	L+6.50% (8.00%), 5/2/2018	2,500	2,400	2,469	69
Homeward Residential Holdings, Inc.	Banking, Finance, Insurance & Real Estate	L+6.75% (8.25%), 8/7/2017	1,500	1,462	1,518	56
Ikaria Acquisition, Inc.	Healthcare & Pharmaceuticals	L+6.50% (7.75%), 9/18/2017	4,500	4,477	4,500	23
K2 Pure Solutions Nocal, L.P.	Chemicals, Plastics & Rubber	L+7.75% (10.00%), 7/20/2015	2,500	2,487	2,487	—
New Breed, Inc.	Services: Business	L+4.75% (6.00%), 9/21/2019	2,500	2,475	2,491	16
Ollie's Holdings, Inc.	Retail	L+5.00% (6.25%), 9/27/2019	1,000	990	1,000	10
Plato Learning, Inc.	Media: Advertising, Printing & Publishing	L+6.00% (7.50%), 5/17/2018	1,975	1,968	1,975	7
RedPrairie Corp.	High Tech Industries	L+5.00% (6.00%), 8/16/2018	2,431	2,418	2,439	21
Seven Seas Cruises S. DE R.L.	Hotel, Gaming & Leisure	L+5.00% (6.25%), 2/16/2019	2,500	2,475	2,509	34
Securus Technologies, Inc.	Telecommunications	L+5.25% (6.50%), 5/31/2017	2,494	2,483	2,485	2
Tank Holdings Corp.	Containers, Packaging & Glass	L+5.50% (6.75%), 7/9/2019	2,462	2,413	2,458	45
Van Wagner Communications LLC	Services: Business	L+7.00% (8.25%), 8/1/2018	2,500	2,450	2,527	77
WideOpenWest Finance LLC	Telecommunications	L+5.00% (6.25%), 7/17/2018	1,995	1,915	2,009	94
Sub Total Senior Secured First Lien Debt				36,361	36,907	546

Senior Secured Second Lien Debt
Blue Coat Systems, Inc.	High Tech Industries	L+10.00% (11.50%), 8/8/2018	$1,500	$1,516	$1,530	$14
EIG Investors Corp.	Telecommunications	L+9.50% (11.00%), 10/31/2018	1,000	980	1,000	20
Sub Total Senior Secured Second Lien Debt				$2,496	$2,530	$34

Total				$38,857	$39,437	$580

(a)	All of the underlying loans are issued by eligible U.S. portfolio companies, as defined in the Investment Company Act of 1940.

Note 7 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Indemnifications

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such an event is remote.

Note 8 — Economic Dependency

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

Note 9 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and through September 30, 2012, the Company sold 9.8 million shares of common stock for gross proceeds of $99.3 million, including shares purchased by the Sponsor and shares issued under the DRIP.

See Note 12 - Distributions in the Company's financial statements included in this report regarding a common stock distribution declared on March 29, 2012.

Note 10 — Share Repurchase Program

The Company intends to conduct quarterly tender offers pursuant to its share repurchase program. The Company’s board of directors will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares and under what terms:

•	the effect of such repurchases on our qualification as a RIC (including the consequences of any necessary asset sales);

•	the liquidity of our assets (including fees and costs associated with disposing of assets);

•	our investment plans and working capital requirements;

•	the relative economies of scale with respect to our size;

•	our history in repurchasing shares or portions thereof; and

•	the condition of the securities markets.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

The Company currently intends to limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, as of the date of this filing, the Company will limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company will offer to repurchase such shares on each date of repurchase at a price equal to 92.5% of the share price in effect on each date of repurchase, which will be determined in the same manner that the Company determined the offering price per share for purposes of its continuous public offering. The Company’s board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice. The first such tender offer commenced on September 12, 2012 and was completed on October 8, 2012. During the nine months ended September 30, 2012, the Company repurchased 0 shares. Upon completion of its first quarterly tender offer, on October 8, 2012, the Company repurchased 0 shares at the offered price of $9.7125 per share for aggregate consideration totaling $0.

Note 11 — Net Increase in Net Assets

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of September 30, 2012 and 2011.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended September 30, 2012 and September 30, 2011 (dollars in thousands, except share and per share amounts):

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2012	2011	2012	2011
Basic and diluted
Net increase in net assets resulting from operations	$3,861	$186	$5,810	$11
Weighted average common shares outstanding *	8,297,178	147,598	5,042,363	64,473
Net increase in net assets resulting from operations per share - basic and diluted *	$0.47	$1.26	$1.15	$0.17

*Per share information - basic and diluted and weighted average common shares outstanding for the three and nine months ended September 30, 2011 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

On May 1, 2012, the Company announced that it was increasing its public offering price per share from $10.26 to $10.44, which became effective for shares purchased in the bi-monthly closing on June 1, 2012.

On August 14, 2012, the Company announced that it was increasing its public offering price per share from $10.44 to $10.50, which became effective for shares purchased in the bi-monthly closing on September 4, 2012.

On September 24, 2012, the Company announced that it was increasing its public offering price per share from $10.50 to $10.60, which became effective for shares purchased in the bi-monthly closing on October 16, 2012.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 12 — Distributions

The Company has declared and paid cash distributions to stockholders on a monthly basis since it commenced operations. From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO. As a result, a portion of the distributions may represent a return of capital for tax purposes. As of September 30, 2012, the Company has accrued $0.6 million in stockholder distributions that were unpaid.

The following table reflects the cash distributions per share paid on the Company's common stock to date (dollars in thousands except share and per share amounts):

Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2011:
October 3, 2011	$0.07	$13	$13	$26
November 1, 2011	0.07	20	14	34
December 1, 2011	0.06	25	17	42
2012:
January 3, 2012	0.06	35	21	56
February 1, 2012	0.06	47	26	73
March 1, 2012	0.06	80	34	114
April 2, 2012	0.06	118	48	166
May 1, 2012	0.06	157	65	222
June 1, 2012	0.07	289	91	380
July 2, 2012	0.06	313	113	426
August 1, 2012	0.07	361	146	507
September 4, 2012	0.07	394	173	567
October 1, 2012	0.06	429	203	632
		$2,281	$964	$3,245

The following table reflects the stock distributions per share that the Company declared on its common stock to date:

Date Declared	Record Date	Payment Date	Per Share	Distribution Percentage	Shares Issued
March 29, 2012	May 1, 2012	May 2, 2012	$0.05	0.49%	25,709

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 13 — Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2012 and September 30, 2011:

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
Per share data*:
Net asset value, beginning of period	$9.00	$8.60

Results of operations (1) Net investment income	0.55	0.17
Net realized and unrealized appreciation on investments	0.41	—
Net realized and unrealized appreciation on total return swap	0.19	—
Net increase in net assets resulting from operations	1.15	0.17

Stockholder distributions (2) Distributions from net investment income	(0.61)	(0.70)
Distributions from net realized gain on investments	(0.05)	—
Net decrease in net assets resulting from stockholder distributions	(0.66)	(0.70)

Capital share transactions Issuance of common stock (3)	0.18	0.83
Repurchases of common stock (4)	—	—
Offering costs	(0.23)	—
Net increase (decrease) in net assets resulting from capital share transactions	(0.05)	0.83
Net asset value, end of period	$9.44	$8.90
Shares outstanding at end of period	9,821,991	390,316
Total return (6)	11.97%	3.42%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$92,680	$3,473
Ratio of net investment income to average net assets (5)(8)	7.85%	1.53%
Ratio of operating expenses to average net assets (5)(8)	2.79%	7.13%
Ratio of incentive fees to average net assets (8)	—%	—%
Ratio of credit facility related expenses to average net assets (8)	1.20%	7.13%
Portfolio turnover ratio (7)	91.01%	1.27%

*Per share information and weighted average common shares outstanding for the nine months ended September 30, 2011 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

_________________________

(1)
The per share data was derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense waiver and reimbursement equals $0.80 and $(9.36) for the nine months ended September 30, 2012 and September 30, 2011, respectively.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous offering.

(4)
The per share impact of the Company’s repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the nine months ended September 30, 2012. The Company had no repurchases in 2011.

(5)
For the nine months ended September 30, 2012, excluding the expense waiver and reimbursement, the ratio of net investment income and operating expenses to average net assets is 2.76% and 7.88%, respectively. For the nine months ended September 30, 2011, excluding the expense waiver and reimbursement, the ratio of net investment income and operating expenses to average net assets is (84.71)% and 93.37%, respectively.

(6)
Total return is calculated assuming a purchase of shares at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the nine months ended September 30, 2012, and September 30, 2011 includes the effect of the expense waiver and reimbursement which equaled 3.81% and (64.50)%, respectively.

(7)	Portfolio turnover rate is calculated using the year-to-date sales over the average of the invested assets at fair value. Not annualized.

(8)	Ratios are annualized.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

Note 14 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the financial statements except for the following:

Subsequent to September 30, 2012 and through the date of issuance of the financial statements included herein, the Company has purchased twenty-four debt investments with an aggregate face value of $65.0 million for $63.7 million in cash and sold twenty-nine debt investments with an aggregate carrying value of $45.3 million for an aggregate redemption value of $45.7 million in cash resulting in a realized gain of $0.4 million.

From October 1, 2012 to November 1, 2012, the Company has issued 3.0 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $17.8 million.

On October 15, 2012, the board of directors of the Company authorized the increase of the Company’s public offering price of its common shares from $10.60 to $10.70 per share. This increase became effective with the Company’s bi-monthly closing held on November 1, 2012, and is consistent with the Company’s pricing policy, which ensures that its NAV per share will not exceed its net offering price per share.

On October 15, 2012, the board of directors of the Company authorized an increase to its distribution rate. The Company will pay distributions at an annual yield of 7.76%, based upon a public offering price of $10.70 per share, effective with the Company's bi-monthly closing held on November 1, 2012.

On October 17, 2012, the Company, through its wholly-owned subsidiary, 405 Sub, amended and restated its total return swap agreement (the “Amended Agreement”) with Citi. The Amended Agreement increases the maximum aggregate market value of the portfolio of loans that TRS Sub may select from $50.0 million to $100.0 million. The terms of the total return swap agreement are set forth in the Company’s Current Report on Form 8-K filed on July 13, 2012 and the total return swap agreement and its accompanying documents were filed as Exhibits 10.13 and 10.14 to the Company’s Current Report on Form 8-K on August 7, 2012.

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

On July 13, 2012, we, through a wholly-owned subsidiary, 405 TRS I, LLC (“405 Sub”), entered into a total return swap agreement (“TRS”) with Citibank, N.A. (“Citi”). The 405 Sub is included within in our consolidated financial statements. The consolidated financial statements include both our accounts and the accounts of 405 Sub. All significant intercompany transactions have been eliminated in consolidation.

On July 24, 2012, we, through a newly-formed, wholly-owned special purpose financing subsidiary, BDCA Funding I, LLC (“Funding I”), entered into a revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, National Association, as lender, Wells Fargo Securities, as administrative agent (together, “Wells Fargo”) and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility provides for borrowings in an aggregate principal amount of up to $50.0 million on a committed basis, with a term of 48 months. Funding I is included within our consolidated financial statements. The consolidated financial statements include both our accounts and the accounts of Funding I. All significant intercompany transactions have been eliminated in consolidation.

On January 25, 2011, we commenced our IPO on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at a price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. We sold 22,222 shares of common stock to the Adviser, an entity wholly owned by AR Capital, LLC (formerly known as American Realty Capital II, LLC) (the “Sponsor”) on July 8, 2010, at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. On August 25, 2011, we had raised sufficient funds to break escrow on our IPO and commenced operations as of that date. As of September 30, 2012, we had issued 9.8 million shares of our common stock for gross proceeds of $99.3 million including shares purchased by the Adviser and Sponsor and shares issued under the DRIP.

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

We have entered into a fund administration servicing agreement and a fund accounting servicing agreement with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary to operate. On August 13, 2012, we entered into a custody agreement with U.S. Bank National Association (“US Bank”). Under the custody agreement, US Bank will hold all of our portfolio securities and cash and certain of our subsidiaries, and will transfer such securities or cash pursuant to the our instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the IPO. The Adviser and the Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of our assets.  The Adviser will receive fees during the offering, operational and liquidation stages while the Dealer Manager will receive fees during the offering stage. The Adviser will pay to the Administrator a portion of the fees payable to the Adviser for the performance of these support services.

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

For debt investments of our private finance portfolio for which we do not control or cannot gain control as of the measurement date, we estimate the fair value based on our own assumptions in the absence of market observable data, including estimated remaining life, current market yield and interest rate spreads of similar loans and securities as of the measurement date. We generally do not expect to hold debt investments until the instrument's stated maturity. Debt investments are often exited prior to maturity as part of change of control transactions or recapitalization of the portfolio company. Accordingly, our market yield analysis makes assumptions regarding the remaining useful life of an investment which may be shorter than the legal maturity of the loans. However, if we have information available to us that the loan is expected to be repaid in the near term, we would use an estimated remaining life based on the expected repayment date. The current interest rate spreads used to estimate the fair value of our loans is based on our experience of current interest rate spreads on similar loans. We use significant judgment in determining the estimated remaining life as well as the current market yield and interest rate spreads. If there is a significant deterioration of the credit quality of a loan, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

Investments in securities for which no active market exists are generally valued using either an enterprise value methodology and/or using debt fair value techniques. The Enterprise Value Waterfall methodology assumes the loans and equity securities are sold to the same market participant in the private merger and acquisition market which is consistent with how market participants would transact for these items in order to maximize their value. The enterprise value methodology determines the total value of a portfolio company, which is then allocated to individual securities in order of liquidation preference. To determine enterprise value, we may use discounted cash flow techniques, comparisons to valuations of similar publicly traded companies, comparisons to market transactions for comparable companies, third-party valuations of the portfolio company, and third-party offers to purchase the portfolio company, among other techniques where appropriate. Significant inputs in these valuation methodologies to estimate enterprise value include the historical or projected operating results of the portfolio company, selection of comparable companies, discounts or premiums to the prices of comparable companies and discount rates applied to the forecasted cash flows. The operating results of a portfolio company may be unaudited, projected or pro forma financial information and may require adjustments for non-recurring items or to normalize the operating results that may require significant judgment in its determination. In addition, projecting future financial results requires significant judgment regarding future growth assumptions. In evaluating the operating results, we also analyze the impact of exposure to litigation, loss of customers or other contingencies. The selection of a population of comparable companies requires significant judgment including a qualitative and quantitative analysis of the comparability of the companies. In determining a discount or premium, if any, to prices of comparable companies, we use significant judgment for factors such as size, marketability, and relative performance. In determining a discount rate to apply to forecasted cash flows, we use significant judgment in the development of an appropriate discount rate including the evaluation of an appropriate risk premium. Debt fair value techniques, such as market yield analysis where a discounted cash flow analysis is performed using estimated current market yield required on the debt instrument, may be applied to individual debt instruments in which observable market data is not available. We estimate the current market yield, remaining life, and interest rate spreads using similar loans and securities. We generally do not expect to hold debt investments until the instrument's stated maturity. Debt investments are often exited prior to maturity as part of change of control transactions or recapitalization of the portfolio company. Accordingly, our market yield analysis makes assumptions regarding the remaining useful life of an investment which may be shorter than the legal maturity of the loans. The current interest rate spreads used to estimate the fair value of our loans is based on our experience of current interest rate spreads on similar loans. We use significant judgment in determining the estimated remaining life as well as the current market yield and interest rate spreads. If there is a significant deterioration of the credit quality of a loan, we may consider other factors that a hypothetical market participant would use to estimate fair value, including the proceeds that would be received in a liquidation analysis.

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

For an investment in an investment fund that does not have a readily determinable fair value, we measure the fair value of our investment predominately based on the NAV per share of the investment fund if the NAV of the investment fund is calculated in a manner consistent with the measurement principles of FASB ASC Topic 946, Financial Services-Investment Companies, as of our measurement date. However, in determining the fair value of our investment, we may make adjustments to the NAV per share in certain circumstances, based on our analysis of any restrictions on redemption of our shares of our investment as of the measurement date.

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

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (the "FASB") issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the Financial Accounting Standards Board (the "FASB") issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company's own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance was applied prospectively and was effective for interim and annual reporting periods ending after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations as the guidance relates only to disclosure requirements.

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

Portfolio and Investment Activity

During the nine months ended September 30, 2012, we made $148.2 million of investments in new portfolio companies and had $62.7 million in aggregate amount of exits and repayments, resulting in net investments of $85.5 million for the period. During the nine months ended September 30, 2011, we made $4.7 million of investments in new portfolio companies and had $0.06 million in aggregate amount of exits and repayments, resulting in net investments of $4.6 million for the period.

Our portfolio composition including the TRS underlying loans based on fair value at September 30, 2012 was as follows:

	At September 30, 2012
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield for Total Portfolio (1)	Percentage of TRS Underlying Loans	Weighted Average Current Coupon Yield for TRS Underlying Loans	Percentage of Total Portfolio Including TRS Underlying Loans	Weighted Average Current Coupon Yield for Total Portfolio Including TRS Underlying Loans (1)
Senior Secured First Lien Debt	66.4%	7.9%	93.6%	7.5%	74.0%	7.8%
Senior Secured Second Lien Debt	14.4	12.3	6.4	11.3	12.1	12.2
Senior Unsecured Debt	0.9	10.1	—	—	0.6	10.1
Subordinated Debt	3.8	14.0	—	—	2.8	14.0
Collateralized Securities (2)	9.4	0.6	—	—	6.8	0.6
Equity/Other	5.1	—	—	—	3.7	—
Total	100.0%	7.7%	100.0%	7.8%	100.0%	7.7%

(1) Excludes the effect of the amortization or accretion of loan premiums or discounts. Including the effect of the amortization of premiums and accretion of discounts the weighted average effective yield was 8.16% at September 30, 2012, excluding the TRS underlying loans.

(2) Weighted average current coupon yield for collateralized securities includes the current coupon yield for the subordinated notes, which is based on interest income received. For the nine months ended September 30, 2012, we have received $0.5 million of interest income on the subordinated notes investments.

    Our portfolio composition based on fair value at September 30, 2011 was as follows:

	At September 30, 2011
	Percentage of Total Portfolio	Weighted Average Current Coupon Yield (1)
Senior Secured First Lien Debt	85.1%	12.6%
Senior Secured Second Lien Debt	9.9	16.0
Subordinated Debt	5.0	12.0
Total	100.0%	12.9%

As of September 30, 2011 we had not entered into the TRS.

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2012 (dollars in thousands):

	At September 30, 2012
	Investments per Total Portfolio at Fair Value	Percentage of Total Portfolio	TRS Underlying Loans at Fair Value	Percentage of TRS Underlying Loans	Total Investments at fair value including TRS Underlying Loans	Percentage of Total Portfolio Including TRS Underlying Loans
Healthcare & Pharmaceuticals	$15,272	15.0%	$6,969	17.8%	$22,241	15.7%
Beverage, Food & Tobacco	14,671	14.4%	2,569	6.5%	17,240	12.2%
Banking, Finance, Insurance & Real Estate	14,610	14.3%	1,518	3.8%	16,128	11.4%
Telecommunications	8,658	8.5%	6,494	16.5%	15,152	10.7%
Services: Business	8,410	8.2%	5,017	12.7%	13,427	9.5%
Energy: Oil & Gas	8,106	7.9%	—	—%	8,106	5.7%
High Tech Industries	5,896	5.8%	6,440	16.3%	12,336	8.7%
Metals & Mining	5,050	4.9%	—	—%	5,050	3.6%
Construction & Building	4,913	4.8%	—	—%	4,913	3.5%
Containers, Packaging & Glass	3,929	3.9%	2,458	6.2%	6,387	4.5%
Chemicals, Plastics & Rubber	3,469	3.4%	2,487	6.3%	5,956	4.2%
Hotel, Gaming & Leisure	3,257	3.2%	2,509	6.4%	5,766	4.1%
Environmental Industries	2,015	2.0%	—	—%	2,015	1.4%
Media: Advertising, Printing & Publishing	1,985	1.9%	1,976	5.0%	3,961	2.8%
Media: Diversified & Production	1,085	1.1%	—	—%	1,085	0.8%
Capital Equipment	722	0.7%	—	—%	722	0.5%
Retail	—	—%	1,000	2.5%	1,000	0.7%
Total	$102,048	100.0%	$39,437	100.0%	$141,485	100.0%

The following table shows the portfolio composition by industry grouping at fair value at September 30, 2011 (dollars in thousands):

	At September 30, 2011
	Investments at Fair Value	Percentage of Total Portfolio
Media: Diversified & Production	$1,315	28.2%
Capital Equipment	1,271	27.4%
Construction & Building	690	14.8%
Automobile	445	9.6%
Healthcare & Pharmaceuticals	230	5.0%
Services: Business	230	5.0%
Energy: Oil & Gas	230	5.0%
Aerospace & Defense	230	5.0%
Total	$4,641	100.0%

As of September 30, 2011 we had not entered into the TRS.

The following table presents the fair value measurements at September 30, 2012 for Level 3 investments (dollars in thousands):

Portfolio Company (a)	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
ALM 2012-6A CLO Class E Notes	Collateralized Securities	$825	0.8%
ALM 2012-6A CLO Subordinated Notes	Collateralized Securities	2,010	2.0%
American Dental Partners, Inc.	Senior Secured First Lien Debt	3,825	3.7%
Audio Messaging Solutions, LLC	Senior Secured First Lien Debt	1,085	1.1%
Carlyle CGMS 2012-1A Subordinated Notes	Collateralized Securities	2,020	2.0%
Carlyle CGMS 2012-2A Subordinated Notes	Collateralized Securities	919	0.9%
ConvergeOne Holdings Corp.	Senior Secured First Lien Debt	3,902	3.8%
Eureka Hunting Holdings, LLC	Senior Secured Second Lien Debt	5,000	4.9%
MC Funding 2006 -1 Subordinated Notes	Collateralized Securities	3,820	3.7%
Omi Holdings, Inc.	Senior Secured First Lien Debt	722	0.7%
Pennant Park Credit Opportunity Fund LP	Equity/Other	5,016	4.9%
Permian Tank & Manufacturing, Inc.	Senior Secured First Lien Debt	1,650	1.6%
PPT Management, LLC	Senior Secured First Lien Debt	950	0.9%
Precision Dermatology, Inc.	Senior Secured First Lien Debt	4,986	4.9%
Precision Dermatology, Inc., Warrants	Equity/Other	—	—%
S.B Restaurant Co., Inc.	Subordinated Debt	3,926	3.8%
S.B Restaurant Co., Inc. - Warrants	Equity/Other	222	0.2%
Safety Services Acquisition Corp.	Senior Secured Second Lien Debt	987	1.0%
Source Refrigeration & HVAC, Inc.	Senior Secured First Lien Debt	2,918	2.9%
Tekelec Global, Inc.	Senior Secured First Lien Debt	204	0.2%
Teleflex Marine, Inc.	Senior Secured Second Lien Debt	3,257	3.3%
Total Level 3 investments		$48,244	47.3%
Total Level 1 and 2 investments		53,804	52.7%
Total Investments		$102,048	100.0%

(a)	Certain of our Level 3 investments were directly originated.

The following table presents the amortized cost by loan market for investments as of September 30, 2012 (dollars in thousands):

	Amortized Cost as of September 30, 2012
	Investments per Total Portfolio	TRS Underlying Loans	Total Portfolio including TRS Underlying Loans
Middle Market (1)	69.0%	88.8%	74.5%
Large Corporate (2)	16.9%	11.2%	15.3%
Other (3)	14.1%	—%	10.2%
Total	100%	100%	100%

(1) Middle market represents companies whose annual revenues are between $10 million and $1 billion.
(2) Large corporate represents companies whose annual revenues are in excess of $1 billion.
(3) Other represents companies whose annual revenues are less than $10 million.

The following table presents the fair value by loan market for investments as of September 30, 2012 (dollars in thousands):

	Fair Value as of September 30, 2012
	Investments per Total Portfolio	TRS Underlying Loans	Total Portfolio including TRS Underlying Loans
Middle Market (1)	68.7%	88.6%	74.3%
Large Corporate (2)	16.7%	11.4%	15.2%
Other (3)	14.6%	—%	10.5%
Total	100%	100%	100%

(1) Middle market represents companies whose annual revenues are between $10 million and $1 billion.
(2) Large corporate represents companies whose annual revenues are in excess of $1 billion.
(3) Other represents companies whose annual revenues are less than $10 million.

Portfolio Asset Quality

The Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, the Adviser grades the credit risk of all debt investments on a scale of 1 to 5 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio debt investment relative to the inherent risk at the time the original debt investment was made (i.e., at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company's business, the collateral coverage of the investment and other relevant factors.

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

As of September 30, 2012, we had three investments rated 1, thirty-eight investments rated 2 and three investments rated 3, in accordance with our loan rating system.

RESULTS OF OPERATIONS

Operating results for the three and nine months ended September 30, 2012 and September 30, 2011 are as follows (dollars in thousands):

	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2012	2011
Total investment income	$1,974	$62
Total expenses, net	610	(124)
Net investment income	1,364	186
Net realized gain from investments	344	—
Net realized gain from total return swap	390	—
Net unrealized appreciation on investments	1,184	—
Net unrealized appreciation on total return swap	580	—
Net increase in net assets resulting from operations	$3,862	$186

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2012	2011
Total investment income	$3,740	$62
Total expenses, net	980	51
Net investment income	2,760	11
Net realized gain from investments	926	—
Net realized gain from total return swap	390	—
Net unrealized appreciation on investments	1,154	—
Net unrealized appreciation on total return swap	580	—
Net increase in net assets resulting from operations	$5,810	$11

Investment Income

For the three and nine months ended September 30, 2012, total investment income was $2.0 million and $3.7 million, respectively. The total investment income for the three and nine months ended September 30, 2012 was attributable to investments in new portfolio companies of $67.9 million and $148.3 million, respectively.

For the three and nine months ended September 30, 2011, total investment income was $0.06 million, and was attributable to the 13 investments in debt securities made on August 25, 2011.

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2012 and September 30, 2011 are as follows (dollars in thousands):

	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2012	2011
Contract termination fee	$—	$320
Interest and credit facility financing expenses	192	26
Professional fees	137	—
Director fees	18	—
Insurance	51	—
Management fees	402	7
Incentive fees	572	37
Other administrative	35	101
Operating expenses before expense waivers and reimbursements from Adviser	1,407	491
Waiver of management and incentive fees	(798)	(44)
Expense support reimbursements from Adviser	—	(571)
Total operating expenses net of expense waivers and reimbursements from Adviser	$609	$(124)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2012	2011
Contract termination fee	$—	$320
Interest and credit facility financing expenses	420	51
Professional fees	364	—
Director fees	57	—
Insurance	154	—
Management fees	730	7
Incentive fees	968	37
Other administrative	75	251
Operating expenses before expense waivers and reimbursements from Adviser	2,768	666
Waiver of management and incentive fees	(1,522)	(44)
Expense support reimbursements from Adviser	(266)	(571)
Total operating expenses net of expense waivers and reimbursements from Adviser	$980	$51

Interest and credit facility expenses for the three and nine months ended September 30, 2012 were comprised of amortization of deferred financing costs related to our line of credit facility with Main Street Capital Corp. and Credit Facility with Wells Fargo, including the interest on the balance drawn on the credit facility. For the three and nine months ended September 30, 2012, the Company incurred $0.4 million and $0.7 million, respectively, of management fees, of which the Adviser waived $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2012, the Company incurred $0.6 million and $1.0 million, respectively, of incentive fees, of which the Adviser waived $0.6 million and $1.0 million, respectively.

Contract termination fees for the three and nine months ended September 30, 2011 were costs incurred to terminate the sub-advisory agreement with Main Street. This amount was assumed by the Adviser pursuant to the Expense Support Agreement described in Note 4 to the financial statements – Related Party Transactions and Arrangements – included in this report. Interest and credit facility expenses for the three and nine months ended September 30, 2011 were comprised of amortization of deferred financing costs related to our line of credit facility with Main Street Capital Corp. and, to a lesser extent, interest on the $2.2 million outstanding on the credit facility from August 25, 2011 to September 30, 2011. For the three and nine months ended September 30, 2011, management fees of $0.01 million and incentive fees of $0.04 million were incurred but waived by the Adviser. General and administrative expenses for the three and nine months ended September 30, 2011 were comprised mainly of insurance expense, board of directors’ fees and professional fees incurred for accounting and servicing of the investment portfolio. These expenses for the three and nine month periods were assumed by the Adviser pursuant to the Expense Support Agreement.

Net Realized Gain from Investments

For the three and nine months ended September 30, 2012, we had $39.2 million and $62.7 million, respectively, of principal repayments, resulting in $0.3 million and $0.9 million, respectively, of realized gains. For the three and nine months ended September 30, 2011, we had $0.06 million of principal repayments, resulting in no realized gain (loss).

Net Realized Gain from Total Return Swap

For the three and nine months ended September 30, 2012, we had $0.4 million and $0.4 million, respectively, of realized gains. Please see Note 6 – Total Return Swap – for more information about the realized gains generated by loans held under the TRS. For the three and nine months ended September 30, 2011, we had not entered into the TRS.

Net Change in Unrealized Appreciation on Investments

For the three and nine months ended September 30, 2012, our investments had $1.2 million and $1.2 million, respectively, of unrealized appreciation. For the three and nine months ended September 30, 2011, our investments had no unrealized appreciation/depreciation.

Net Change in Unrealized Appreciation on Total Return Swap

For the three and nine months ended September 30, 2012, our investments in the TRS had $0.6 million and $0.6 million, respectively, of unrealized appreciation. For the three and nine months ended September 30, 2011, we were not entered into the TRS.

Changes in Net Assets from Operations

For the nine months ended September 30, 2012, we recorded a net increase in net assets resulting from operations of $5.8 million versus a net increase in net assets resulting from operations of $0.01 million for the nine months ended September 30, 2011. The difference is attributable to an increase in net investment income offset by an increase in interest expense for the nine months ended September 30, 2012, as compared to the same period in the prior year after the effect of fees and expenses which were waived or assumed by the Adviser. Based on the weighted average number of shares of common stock outstanding for the respective period, our per share net increase in net assets resulting from operations was $1.15 for the nine months ended September 30, 2012, versus a per share net increase in net assets resulting from operations of $0.17 for the nine months ended September 30, 2011.

Cash Flows for the nine months Ended September 30, 2012

For the nine months ended September 30, 2012, net cash used in operating activities was $83.0 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Cash flows used in operating activities for the nine months ended September 30, 2012 were mainly due to a net increase in net assets of $5.8 million adjusted for $148.3 million for purchases of investments, $3.5 million from increase in unsettled trades receivable, $0.9 million from net realized gain from investments, $1.2 million from net unrealized appreciation on investments, $0.6 million from net unrealized appreciation on total return swap, $0.3 million from increase in receivable due on total return swap, $11.4 million from increase in cash collateral on deposit with custodian, $0.1 million from increase in prepaid expenses and other assets, $0.02 million from decrease in accounts payable and accrued expenses and $1.0 million from increase in interest receivable offset by cash provided by operating activities of $62.7 million for repayments of investments, $15.6 million from increase in unsettled trades payable, $0.1 million from increase in interest and credit facility fees payable and a non-cash item of $0.1 million (amortization of deferred credit facility financing costs).

Net cash provided by financing activities of $87.2 million during the nine months ended September 30, 2012 related to net proceeds from the issuance of common stock of $81.1 million, proceeds on line of credit of $18.9 million and proceeds from affiliate of $0.2 million. These inflows were partially offset by payments of deferred offering costs of $0.4 million, payments of financing cost of $0.8 million, principal repayments on debt of $10.0 million and payments of stockholder distributions of $1.8 million.

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

Liquidity and Capital Resources

We generate cash from the net proceeds of our ongoing continuous initial public offering and, as our portfolio of investments builds, from cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments. The Registration Statement offering for sale up to $1.5 billion of shares of our common stock (150.0 million shares at an initial public offering price of $10.00 per share) was declared effective on January 27, 2011. As of September 30, 2012, we had issued 9.8 million shares of our common stock for gross proceeds of $99.3 million including shares issued to the Sponsor and shares issued under the DRIP.

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

In January 2011, we entered into an agreement to obtain a revolving line of credit in the amount of $10.0 million with Main Street Capital Corp. The line of credit bore a variable interest rate based on LIBOR plus 3.50%. The line was available to us until January 2013 and permits us to periodically draw on the available funds to purchase securities or pay certain expenses. The line of credit agreement required us to pay a commitment fee of $0.1 million payable based on 1% of each draw on the available funds. Borrowings under the line of credit were secured by our assets including cash, securities, investments property, fixtures and equipment among other assets. On July 24, 2012, we used working capital and certain proceeds from the total return swap of our subsidiary, 405 Sub, to repay all of the obligations under our credit facility with Main Street Capital Corp. We were not required to pay any prepayment penalty in connection with such repayment.

Total Return Swap

On July 13, 2012, we, through a wholly-owned subsidiary, 405 Sub, entered into a TRS with Citi.

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

See Note 6 – Total Return Swap – in our financial statements included in this report for additional disclosure on the TRS with Citi.

Wells Fargo Credit Facility

On July 24, 2012, we, through a newly-formed, wholly-owned special purpose financing subsidiary, Funding I, entered into the Credit Facility with Wells Fargo and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility provides for borrowings in an aggregate principal amount of up to $50.0 million on a committed basis, with a term of 48 months.

We may contribute cash or loans to Funding I from time to time to retain a residual interest in any assets contributed through its ownership of Funding I or will receive fair market value for any loans sold to Funding I. Funding I may purchase additional loans from various sources. Funding I has appointed us as servicer to manage its portfolio of loans. Funding I's obligations under the Credit Facility are secured by a first priority security interest in substantially all of the assets of Funding I, including its portfolio of loans. The obligations of Funding I under the Credit Facility are non-recourse to us.

The Credit Facility will be priced at one month maturity LIBOR, with no LIBOR floor, plus a spread ranging between 2.00% and 2.75% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The non-usage fee per annum for the first six months is 0.50%; thereafter, the non-usage fee per annum is 0.50% and 2.0%, if the unused balance of the Credit Facility is less than or exceeds 20% of the available facility, respectively. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable in July 2016.

Borrowings under the Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. As of September 30, 2012, we were in compliance with regards to the Credit Facility covenants. The Credit Facility may be prepaid in whole or in part, subject to customary breakage costs. In the event that the Credit Facility is terminated prior to the first anniversary, an additional amount is payable to Wells Fargo equal to 2.00% of the maximum amount of the Credit Facility.

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

See Note 5 – Borrowings – in our financial statements included in this report for additional disclosure on the Credit Facility with Wells Fargo.

Distributions

We have declared and paid cash distributions to our stockholders on a monthly basis since we commenced operations. As of September 30, 2012, the annualized yield for distributions declared was 7.81% based on our then current public offering price of $10.50 per share. From time to time, we may also pay interim distributions at the discretion of our board of directors. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our IPO. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. For the three and nine months ended September 30, 2012, we have declared $1.7 million and $3.1 million, respectively, in distributions and paid distributions of $1.5 million and $2.5 million, respectively, which consists of $1.1 million and $1.8 million, respectively, in cash and $0.4 million and $0.7 million, respectively, issued pursuant to the DRIP. As of September 30, 2012, we had $0.6 million of distributions accrued and unpaid. For the three and nine months ended September 30, 2011, we had declared $0.03 million and $0.03 million, respectively, in distributions and paid no distributions. As of September 30, 2011, we had $0.03 million of distributions unpaid.

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

The difference between our GAAP net investment income and our portfolio net investment income is due to the inclusion of realized gains from our TRS in portfolio net investment income, which represents the interest income received from the underlying loans in the TRS offset by interest paid to Citi to finance such loans, and the net realized gains or losses from the sale of the underlying loans in the TRS. We subsequently remove the net realized gains or losses from the TRS to determine adjusted portfolio net investment income. The following table sets forth a reconciliation between GAAP net investment income and adjusted portfolio net investment income during the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
GAAP net investment income	$1,364	$186	$2,760	$11
GAAP realized gains on total return swap	390	—	390	—
Portfolio net investment income	$1,754	$186	$3,150	$11
Less realized gains on total return swap	44	—	44	—
Adjusted portfolio net investment income	$1,710	$186	$3,106	$11
Distributions paid	$1,500	$—	$2,511	$—
Undistributed adjusted portfolio net investment income	$210	$186	$595	$11

Distributions declared	$1,706	$26	$3,087	$26

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at September 30, 2012 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Revolving line of credit	$14,818	$—	$—	$14,818	$—
Total contractual obligations	$14,818	$—	$—	$14,818	$—

(1)	Interest rate on variable rate debt is based on the interest rate as of September 30, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources other than the TRS as discussed in Note 6 – Total Return Swap – in our financial statements included in this report.

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

As of September 30, 2012, our debt included variable-rate debt, bearing a variable interest rate at the London Interbank Offered Rate plus 2.39%, with a carrying value of $14.8 million. Assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity, a 100 basis point move in interest rates up or down from their September 30, 2012 levels, would increase or decrease our interest expense and net income by $0.1 million annually. We are also exposed to changes in the fair value of our investment portfolio due to changes in market interest rates. The effect of a 100 basis point increase or decrease in interest rates from their September 30, 2012 levels would result in an increase or decrease in NAV of $0.7 million or 0.80% due to changes in the fair value of our assets. These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assume no other changes in our capital structure.

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

In connection with the Credit Facility, the Funding Sub has made certain representations and warranties, is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities and is subject to customary events of default. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare he outstanding advances and all other obligations under the Credit Facility immediately due and payable. During the continuation of an event of default, the Funding Sub must pay interest at a default rate.

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

10.11
Custody Agreement dated August 13, 2012 by and between Business Development Corporation of America and U.S. Bank National Association (previously filed as Exhibit 10.11 to the Company's Current Report on Form 8-K filed on August 16, 2012 and incorporated herein by reference).

10.12	Expense Support Agreement dated November 9, 2011 (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011 and herein incorporated by reference).

10.13
ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, by and between 405 TRS I, LLC and Citibank, N.A, each dated as of July 13, 2012 (previously filed as Exhibit 10.13 to the Company's Current Report on Form 8-K filed on August 7, 2012 and incorporated herein by reference).

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

10.14	Confirmation Letter Agreement by and between 405 TRS I, LLC and Citibank, N.A., amended and restated as of October 16, 2012 (filed herewith).

10.15
Loan and Servicing Agreement, together with Exhibits thereto, among BDCA Funding I, LLC, Business Development Corporation of America, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, Lenders and Lenders Agents from time to time party hereto and U.S. Bank National Association, each dated as of July 24, 2012 (previously filed as Exhibit 10.15 to the Company's Current Report on Form 8-K filed on August 7, 2012 and incorporated herein by reference).

10.16
Purchase and Sale Agreement by and between Business Development Corporation of America and BDCA Funding I, LLC, dated as of July 24, 2012 (previously filed as Exhibit 10.16 to the Company's Current Report on Form 8-K filed on August 7, 2012 and incorporated herein by reference).

10.17
Collection Account Agreement by and among U.S. Bank National Association, Wells Fargo Securities, LLC, BDCA Funding I, LLC and Business Development Corporation of America, dated as of July 24, 2012 (previously filed as Exhibit 10.17 to the Company's Current Report on Form 8-K filed on August 7, 2012 and incorporated herein by reference).

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

Date: November 7, 2012