Form 10-K
period 2012-12-31
Business Development Corp of America
filed 2013-03-21
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Title of Each Class Name of Each Exchange on Which Registered None N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of Class)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

    There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2 (File No. 333-166636), which shares are being sold at $10.70 per share as of December 31, 2012, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price below net asset value per share.
There were 22,298,327 shares of the Registrant’s common stock outstanding as of March 21, 2013.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

PART I
Forward Looking Statements

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	our repurchase of shares;

•	actual and potential conflicts of interest with our Adviser and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability to qualify and maintain our qualification as a regulated investment company (“RIC”) and a business development company (“BDC”); and

•	the impact on our business of Dodd-Frank and the rules and regulations issued thereunder.

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

ITEM 1. BUSINESS
GENERAL

We are a specialty finance company incorporated in Maryland in May 2010. We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are therefore required to comply with certain regulatory requirements. We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually hereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are managed by BDCA Adviser, LLC (the "Adviser"), a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio. Our Adviser is controlled by Nicholas S. Schorsch, our chairman and chief executive officer, and William M. Kahane, one of our directors, through their ownership of AR Capital, LLC (formerly known as American Realty Capital II, LLC) (the "Sponsor").

On January 25, 2011, we commenced our initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. We sold 22,222 shares of common stock to our Adviser on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. On August 25, 2011, we raised sufficient funds to break escrow on our IPO and commenced operations as of that date. As of December 31, 2012, we had issued 15.0 million shares of common stock for gross proceeds of $152.8 million including the shares purchased by the Sponsor and shares issued under our distribution reinvestment plan ("DRIP"). As of December 31, 2012, we had repurchased 0.03 million shares of common stock for payments of $0.3 million.

On July 13, 2012, we, through a wholly-owned subsidiary, 405 TRS I, LLC (“405 Sub”), entered into a total return swap agreement (“TRS”) with Citibank, N.A. (“Citi”), which was amended on October 17, 2012 and December 7, 2012, to increase the aggregate market value of the portfolio of loans selected by 405 Sub. 405 Sub is included within our consolidated financial statements. As amended, the TRS provides that 405 Sub may select a portfolio of loans with a maximum aggregate value (determined at the time such loans become subject to the TRS) of $150.0 million. The consolidated financial statements include both our accounts and the accounts of 405 Sub. All significant intercompany transactions have been eliminated in consolidation.

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

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We anticipate that during our offering period we will invest largely in first and second lien senior secured loans and mezzanine debt issued by middle market companies. We may also purchase interests in loans through secondary market transactions in the "over-the-counter" market for institutional loans. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. We define middle market companies as those with annual revenues between $10 million and $1 billion. We expect that investments will generally range between approximately $1 million and $25 million, although this investment size will vary proportionately with the size of our capital base. As we increase our capital base during our offering period, we will invest in, and ultimately intend to have a substantial portion of our assets invested in, customized direct loans to and, to a lesser extent, equity securities of middle market companies. In most cases, companies to whom we provide customized financing solutions will be privately held at the time we invest in them.

While the structure of our investments is likely to vary, we may invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants and other instruments, many of which generate current yields. During our offering period and thereafter, if our Adviser deems appropriate, we may invest in more liquid senior secured and second lien debt securities, some of which may be traded on a national securities exchange. We will make such investments to the extent allowed by the 1940 Act and consistent with our continued qualification as a RIC for federal income tax purposes. For a discussion of the risks inherent in our portfolio investments, please see the discussion under Part I, Item 1A “Risk Factors”.

As of December 31, 2012, our investment portfolio, including the underlying TRS portfolio, totaled $208.3 million and consisted of $156.4 million of senior secured first lien debt, $33.4 million of senior secured second lien debt, $3.9 million of subordinated debt, $8.5 million of collateralized securities and $6.1 million of equity and other investments. Our overall portfolio, including the underlying TRS portfolio, consisted of 39 portfolio companies with an average investment size of $5.3 million, a weighted average current yield on debt investments of 9.7% exclusive of any loan discounts, and was invested 75.1% in senior secured first lien debt, 16.0% in senior secured second lien debt, 1.9% in subordinated debt, 4.1% in collateralized securities and 2.9% in equity and other investments.

As of December 31, 2011, our investment portfolio totaled $14.3 million and consisted of $9.1 million of senior secured first lien loans, $3.0 million of senior secured second lien loans, $1.4 million of senior secured bonds, $0.2 million of subordinated debt and $0.6 million of equity and other investments. Our overall portfolio consisted of 34 portfolio companies with an average investment size of $0.4 million, a weighted average current yield on debt investments of 9.4% exclusive of any loan discounts, and was invested 64.0% in senior secured first lien loans, 21.0% in senior secured second lien loans, 9.6% in senior secured bonds, 1.6% in subordinated debt and 3.8% in equity and other investments.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we have to invest at least 70% of our total assets in “qualifying assets,” including securities of U.S. operating companies whose securities are not listed on a national securities exchange (i.e., New York Stock Exchange, American Stock Exchange and The NASDAQ Stock Market), U.S. operating companies with listed securities that have equity market capitalizations of less than $250 million, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities (excluding borrowings) to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions.

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

•
Credit crises and consolidation among commercial banks has reduced the focus on middle market business. The commercial banks in the United States, which have traditionally been the primary source of capital to middle market companies, have experienced consolidation, unprecedented loan losses, capital impairments and stricter regulatory scrutiny, which has led to a significant tightening of credit standards and substantially reduced loan volume to the middle market. Many financial institutions that have historically loaned to middle market companies have failed or been acquired, and we believe that larger financial institutions are now more focused on syndicated lending to larger corporations and are allocating capital to business lines that generate fee income and involve less balance sheet risk. We believe this market dynamic will provide us with numerous opportunities to originate new debt and equity investments in middle market companies. While we believe the credit crisis and the resultant market dynamic have created a unique opportunity for us, we also note that the credit crisis and current tenuous economic environment also present certain risks to our success. Unfavorable economic conditions or other factors could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

•
Limited market for collateralized debt obligations, ("CDOs"), or collateralized loan obligations, ("CLOs"). Prior to the credit crisis, these asset-backed vehicles were used by many funds and BDCs to provide inexpensive capital to fund additional investments. We also believe that some specialty finance companies that heavily utilized this funding vehicle may be forced to liquidate assets to meet obligations under these vehicles and may have limited access to equity capital due to their shrinking balance sheets, potentially providing us with opportunities to purchase loans at attractive values and also reducing competition for future investments.

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

BUSINESS STRATEGY

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We anticipate that during our offering period we will invest largely in first and second lien senior secured loans and mezzanine debt issued by middle market companies. We have adopted the following business strategy to achieve our investment objectives:

•
Utilize the experience and expertise of the principals of our Adviser. Our Adviser’s senior management team, through affiliates of AR Capital, LLC, has sponsored thirteen publicly-offered REITS. The four principals of our Adviser, namely Edward M. Weil, Jr., Nicholas Radesca, Peter M. Budko and Robert K. Grunewald, have a broad network of contacts with financial sponsors, commercial and investment banks and leaders within a number of industries that we believe will produce significant proprietary investment opportunities outside the normal banking auction process.

•
Focus on middle market companies with stable cash flow. We believe that there are relatively few finance companies focused on transactions involving middle market companies, and this is one factor that allows us to negotiate favorable investment terms. Such favorable terms include higher debt yields and lower leverage levels, more significant covenant protection and greater equity participation than typical of transactions involving larger companies. We generally invest in established companies with positive cash flow. We believe these companies possess better risk-adjusted return profiles than newer companies that are building management or in the early stages of building a revenue base. These middle market companies represent a significant portion of the U.S. economy and often require substantial capital investment to grow their businesses.

•
Employ disciplined underwriting policies and rigorous portfolio management. We employ an extensive underwriting process that includes a review of the prospects, competitive position, financial performance and industry dynamics of each potential portfolio company. In addition, we perform substantial due diligence on potential investments, and seek to invest with management teams and/or private equity sponsors who have proven capabilities in building value. We offer managerial assistance to our portfolio companies, giving them access to our investment experience, direct industry expertise and contacts, and allowing us to continually monitor their progress. As part of the monitoring process, our Adviser analyzes monthly and quarterly financial statements versus the previous periods and year, reviews financial projections and may perform other procedures including meeting with management, attending board meetings and reviewing compliance certificates and covenants.

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

•
Diversification. We seek to diversify our portfolio broadly among companies in a multitude of different industries, thereby reducing the concentration of credit risk in any one company or sector of the economy. We cannot guarantee that we will be successful in this effort.

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

•
Experienced management team. We generally will require that our portfolio companies have an experienced management team. We also seek to invest in companies that have a strong equity incentive program in place that properly aligns the interests of management with a its investors.

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

INVESTMENTS

We anticipate that during our offering period we will invest largely in senior secured and second lien debt securities and mezzanine debt securities issued by middle market companies in private placements and negotiated transactions that are traded in private over-the-counter markets for institutional investors, which we refer to as over-the-counter debt securities. We define middle market companies as those with annual revenues between $10 million and $1 billion. We expect that our investments will generally range between approximately $1 million and $25 million, although this investment size will vary proportionately with the size of our capital base. As we increase our capital base during our offering period, we will begin investing in, and ultimately intend to have a substantial portion of our assets invested in, customized direct loans to and equity securities of middle market companies. In most cases, companies to whom we provide customized financing solutions will be privately held at the time we invest in them.

While the structure of our investments is likely to vary, we may invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants and other instruments, many of which generate current yields. However, during our offering period and thereafter, if our Adviser deems appropriate, we may invest in more liquid senior secured and second lien debt securities of middle market companies, some of which may be traded on a national securities exchange. We will make such investments to the extent allowed by the 1940 Act and consistent with our continued qualification as a RIC. For a discussion of the risks inherent in our portfolio investments, please see the discussion under Part I, Item 1A “Risk Factors.”

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

We employ several methods of evaluating and monitoring the performance and value of our investments, which may include, but are not limited to, the following:

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

DETERMINATION OF NET ASSET VALUE

We, with the assistance of our Adviser, determine the net asset value of our investment portfolio each quarter. We conduct the valuation of our assets at all times consistent with U.S. generally accepted accounting principles (“GAAP”) and the 1940 Act. Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. We may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we determine whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, we use the quote obtained.

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of our Adviser or board of directors, does not represent fair value, shall each be valued as follows:

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

Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on our consolidated financial statements. Below is a description of methodology and factors that our board of directors may consider when valuing our equity and debt investments.

Investments without a readily determined market value are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.

For an investment in an investment fund that does not have a readily determinable fair value, we measure the fair value of our investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of the Financial Accounting Standards Board, ("FASB"), Accounting Standards Codification, ("ASC"), Topic 946, Financial Services-Investment Companies, as of our measurement date. However, in determining the fair value of our investment, we may make adjustments to the net asset value per share in certain circumstances, based on our analysis of any restrictions on redemption of our shares of our investment as of the measurement date. The value of our TRS is primarily based on the increase or decrease in the value of the loans underlying the TRS, as determined by Citi based upon indicative pricing by an independent third-party pricing service.

The FASB has established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Company has the ability to access.
Level 2. Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

a)	Quoted prices for similar assets or liabilities in active markets;

b)	Quoted prices for identical or similar assets or liabilities in non-active markets;

c)
Pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including foreign exchange forward contracts); and

d)	Pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the asset or liability.
Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability (examples include certain of our private debt and equity investments) and long-dated or complex derivatives (including certain equity and currency derivatives).

DETERMINATIONS IN CONNECTION WITH OFFERINGS

As of December 31, 2012, we were selling our shares on a continuous basis at an offering price of $10.70 per share. We sell our shares on a continuous basis at a current public offering price established by our board of directors or a committee thereof. We are prohibited under the 1940 Act from selling our shares of common stock at a public offering price, after deducting selling commissions and dealer manager fees, that is below our net asset value per share. In connection with each semi-monthly closing, our board of directors or a committee thereof reviews the then current public offering price per share against the current estimated net asset value per share to ensure that we are not selling shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, is below our net asset value per share. If the board of directors or a committee thereof determines that the estimated net asset value per share has, subject to certain conditions, fallen below an amount equal to 87.0% of the current public offering price, the public offering price will be revised so that the estimated net asset value per share is equal to at least 87.0%, but no more than 90.0%, of the public offering price, as required by the 1940 Act. Furthermore, the board of directors has affirmed that we shall, in consultation with the board of directors, review our net asset value per share in relationship to our public offering price in connection with each semi-monthly closing to determine that the net asset value per share remains between 87.0% and 88.5% of the public offering price per share.

In reviewing our public offering price in connection with each closing date, the board of directors or a committee thereof will consider the following factors, among others, in making such determination:

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

Importantly, this determination does not require that we calculate net asset value per share in connection with each closing. Instead, it involves a determination by the board of directors or a committee thereof that we are not selling shares at a price which, after deducting selling commissions and dealer manager fees, is below the then current net asset value per share at the time at which the sale of shares is made. To the extent that there is even a remote possibility that we may issue shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, is below the then current net asset value per share, the board of directors or a committee thereof will elect either to postpone the closing until such time that there is no longer the possibility of the occurrence of such event or to undertake to calculate our net asset value per share within 48 hours of the issuance of shares of our common stock in order to ensure that it will not be at a price which, after deducting selling commissions and dealer manager fees, is below our net asset value per share.

In addition, a decline in our net asset value per share to an amount more than 1.5% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may be rebutted if our board of directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that our estimated net asset value per share has declined by more than 1.5% and our board of directors believes that such decrease in the net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our board of directors will undertake to establish a new public offering price. If our board of directors determines that the decline in our estimated net asset value per share is the result of a temporary movement in the credit markets, no change will be made to the current public offering price per share.

These processes and procedures are part of our compliance policies and procedures. Records will be made contemporaneously with all determinations described in this section and these records will be maintained with other records we are required to maintain under the 1940 Act. Promptly following any adjustment to the public offering price per share of our common stock, we will update our prospectus by filing a prospectus supplement with the SEC disclosing the public offering price per share, and we will also post the updated information on our website at www.BDCofAmerica.com.

LEVERAGE

We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. As a BDC, we are only allowed to employ leverage to the extent that our asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage.

In January 2011, we entered into a loan agreement with Main Street Capital Corporation ("Main Street") for a $10,000,000 senior secured revolving credit facility. The line of credit had a variable interest rate based on the London Interbank Offered Rate ("LIBOR") plus 3.50%.

On July 13, 2012, we, through a wholly-owned subsidiary, 405 Sub, entered into a TRS with Citi, which was amended on October 17, 2012 and December 7, 2012, to increase the aggregate market value of the portfolio of loans selected by 405 Sub. On July 24, 2012, we used working capital and certain proceeds from the TRS of our subsidiary, 405 Sub, to repay all of the obligations under our credit facility with Main Street. We were not required to pay any prepayment penalty in connection with such repayment.

A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. The TRS effectively adds leverage to our portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. The TRS enables us, through our ownership of 405 Sub, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citi.

The obligations of 405 Sub under the TRS are non-recourse to us and our exposure to the TRS is limited to the amount that we contribute to 405 Sub in connection with the TRS. Generally, that amount will be the amount that 405 Sub is required to post as cash collateral for each loan (which in most instances is approximately 25% of the market value of a loan at the time that such loan is purchased). As amended, the TRS provides that 405 Sub may select a portfolio of loans with a maximum aggregate value (determined at the time such loans become subject to the TRS) of $150.0 million.

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

See Note 6 — Total Return Swap — in our consolidated financial statements included in this report for additional disclosure on the TRS with Citi.

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

Borrowings under the Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. As of December 31, 2012, we were in compliance with regards to the Credit Facility covenants. The Credit Facility may be prepaid in whole or in part, subject to customary breakage costs. In the event that the Credit Facility is terminated prior to the first anniversary, an additional amount is payable to Wells Fargo equal to 2.00% of the maximum amount of the Credit Facility.

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

As of December 31, 2012, we had $33.9 million outstanding under the Credit Facility with Wells Fargo.

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

ELECTION TO BE TAXED AS A RIC

We have elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2011, and and to qualify as a RIC thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, (the "Annual Distribution Requirement"). Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

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

Provided that we continue to qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (which we define as net long-term capital gain in excess of net short-term capital loss) that we timely distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

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

ADVISORY AND ADMINISTRATIVE AGREEMENTS

On March 18, 2011, we entered into a fund administration servicing agreement and a fund accounting servicing agreement with US Bancorp Fund Services, LLC (the “Administrator”). Our Administrator provides the administrative services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for us to operate. On August 13, 2012, we entered into a custody agreement with U.S. Bank National Association (“US Bank”). Under the custody agreement, US Bank will hold all of our portfolio securities and cash for certain of our subsidiaries, and will transfer such securities or cash pursuant to our instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party.

Pursuant to the Investment Advisory Agreement, our Adviser oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio. We believe that the network of relationships between our Adviser’s senior management team, and the business communities in which their affiliated real estate investment trust (“REITs”) operate, are key channels through which we will access significant investment opportunities.

ABOUT BDCA ADVISER, LLC

Our Adviser, BDCA Adviser, LLC, is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. Our Adviser is wholly owned by AR Capital, LLC, a company that is indirectly majority-owned by Nicholas S. Schorsch, our chairman and chief executive officer, and William M. Kahane, one of our directors, which has sponsored thirteen publicly offered REITs.

INVESTMENT ADVISORY AND MANAGEMENT SERVICES AGREEMENT

Investment Adviser Services

Subject to the overall supervision of our board of directors, our Adviser will manage the day-to-day operations of, and provide investment advisory and management services to us. Under the terms of our Investment Advisory Agreement, our Adviser will, among other things:

.	Determine the composition and allocation of our portfolio, the nature and timing of the changes therein and the manner of implementing such changes;

.	Identify, evaluate and negotiate the structure of the investments we make;

.	Execute, monitor and service our investments;

.	Determine the securities and other assets that we will purchase, retain, or sell;

.	Perform due diligence on prospective portfolio companies; and

.	Provide us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

Our Adviser's services under the Investment Advisory Agreement are not exclusive, and they are free to furnish similar services to other entities so long as their services to us are not impaired.

Advisory Fees

Pursuant to the Investment Advisory Agreement, we pay our Adviser a fee for investment advisory and management services consisting of two components - a management fee and an incentive fee.

Management Fees

The management fee is calculated at an annual rate of 1.5% of our average gross assets. The management fee is payable quarterly in arrears, and is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. All or any part of the management fee not taken as to any quarter shall be deferred without interest and may be taken in such other quarter as the Adviser will determine. The management fee for any partial month or quarter is appropriately pro-rated.

Incentive Fees

The incentive fee shall consist of two parts. The first part, referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income” for the immediately preceding quarter. The payment of the subordinated incentive fee on income is subject to payment of a preferred return to investors each quarter, expressed as a quarterly rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.00% annualized), subject to a “catch up” feature (as described below).

For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies, including the loans underlying the total return swap) accrued during the calendar quarter, minus our operating expenses for the quarter (including the management fee, expenses payable under the administration agreement and any interest expense, including interest expense from the total return swap, and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of this fee, adjusted capital means cumulative gross proceeds generated from sales of our common stock (including proceeds from our distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of our investments paid to stockholders and amounts paid for share repurchases pursuant to our share repurchase program.

The calculation of the subordinated incentive fee on income for each quarter is as follows:

.
No subordinated incentive fee on income shall be payable to the Adviser in any calendar quarter in which our pre-incentive fee net investment income does not exceed the preferred return rate of 1.75% or 7.00% annualized, the “preferred return” on adjusted capital;

.
100% of our pre-incentive fee net investment income, if any, that exceeds the preferred return but is less than or equal to 2.1875% in any calendar quarter (8.75% annualized) shall be payable to the Adviser. This portion of the subordinated incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 20% on all of our pre-incentive fee net investment income when the pre-incentive fee net investment income reaches 2.1875% (8.75% annualized) in any calendar quarter; and

.
For any quarter in which our pre-incentive fee net investment income exceeds 2.1875% (8.75% annualized), the subordinated incentive fee on income shall equal 20% of the amount of our pre-incentive fee net investment income, as the preferred return and catch-up will have been achieved.

The following is a graphical representation of the calculation of the subordinated incentive fee:

Quarterly Subordinated Incentive Fee on Income

Pre-incentive fee net investment income
(expressed as a percentage of the value of our net assets at the end of the immediately preceding calendar quarter)

The second part of the incentive fee, referred to as the incentive fee on capital gains, shall be an incentive fee on capital gains earned on liquidated investments from the portfolio and shall be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee shall equal 20.0% of our incentive fee capital gains, which shall equal our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. Realized gains received from loans underlying the total return swap we have with Citi will not be included for purposes of calculating the incentive fee on capital gains.

Examples of Incentive Fee Calculation
Example 1: Income Related Portion of Incentive Fee (*):
Alternative 1 - Assumptions

.	Investment income (including interest, dividends, fees, etc.) = 1.25%

.	Hurdle rate(1) = 1.75%

.	Management fee(2) = 0.375%

.	Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

.	Pre-incentive fee net investment income (investment income - (management fee + other expenses)) = 0.675%

Pre-incentive net investment income does not exceed hurdle rate, therefore there is no incentive fee.

Alternative 2 - Assumptions

.	Investment income (including interest, dividends, fees, etc.) = 2.70%

.	Hurdle rate(1) = 1.75%

.	Management fee(2) = 0.375%

.	Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

.	Pre-incentive fee net investment income (investment income - (management fee + other expenses)) = 2.125%

Pre-incentive net investment income exceeds hurdle rate, therefore there is an income incentive fee payable by us to our Adviser.

.	Incentive fee = 100% × pre-incentive fee net investment income, subject to the "catch-up"(4) = 100% × (2.125% - 1.75%) = 0.375%

Alternative 3 - Assumptions

.	Investment income (including interest, dividends, fees, etc.) = 3.00%

.	Hurdle rate(1) = 1.75%

.	Management fee(2) = 0.375%

.	Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.20%

.	Pre-incentive fee net investment income (investment income - (management fee + other expenses)) = 2.425%

Pre-incentive net investment income exceeds hurdle rate, therefore there is an income incentive fee payable by us to our Adviser.

.	Incentive fee = 20% × pre-incentive fee net investment income, subject to “catch-up”(4)

.	Incentive fee = 100% × “catch-up” + (20% × (pre-incentive fee net investment income - 2.1875%))

.	Catch-up = 2.1875% - 1.75% = 0.4375%

.	Incentive fee = (100% × 0.4375%) + (20% × (2.425% - 2.1875%)) = 0.4375% + (20% × 0.2375%) = 0.4375% + 0.0475% = 0.485%

(1) Represents 7.0% annualized hurdle rate.

(2) Represents 1.5% annualized management fee.

(3) Excludes organizational and offering expenses.

(4) The "catch-up" provision is intended to provide our Adviser with an incentive fee of 20% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 2.1875% in any calendar quarter.

(*) The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.

Example 2: Capital Gains Portion of Incentive Fee:
Alternative 1: Assumptions

.	Year 1: $20 million investment made in company A, ("Investment A"), and $30 million investment made in company B, ("Investment B")

.	Year 2: Investment A sold for $50 million and fair market value, ("FMV"), of Investment B determined to be $32 million

.	Year 3: FMV of Investment B determined to be $25 million

.	Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee would be:

.	Year 1: None

.	Year 2: Capital gains incentive fee of $6 million ($30 million realized capital gains on sale of Investment A multiplied by 20%)

.	Year 3: None

.	Year 4: Capital gains incentive fee of $200,000 ($6.2 million ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (capital gains fee taken in Year 2)

Alternative 2 - Assumptions

.	Year 1: $20 million investment made in Investment A, $30 million investment made in Investment B and $25 million investment made in company C, ("Investment C")

.	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

.	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

.	Year 4: FMV of Investment B determined to be $24 million

.
Year 5: Investment B sold for $20 million. ($5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains fee paid in Year 2 and Year 3)

The capital gains incentive fee, if any, would be:

.	Year 1: None

.	Year 2: $5 million capital gains incentive fee (20% multiplied by $25 million ($30 million realized capital gains on Investment A less unrealized capital depreciation on Investment B)

.
Year 3: $1.4 million capital gains incentive fee.(1) $6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million capital gains fee received in Year 2)

.	Year 4: None

.
Year 5: None. $5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains fee paid in Year 2 and Year 3

(1)
As illustrated in Year 3 of Alternative 2 above, if we were to be wound up on a date other than December 31st of any year, we may have paid aggregate capital gains incentive fees that are more than the amount of such fees that would be payable if we had been wound up on December 31st of such year.

The returns shown are for illustrative purposes only. There is no guarantee that positive returns will be realized and actual returns may vary from those shown in the examples above.

COMPLIANCE

We, along with our Adviser, have adopted and implemented written policies and procedures reasonably designed to prevent violations of the federal securities laws, and our board of directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation. We have designated John H. Grady as our chief compliance officer. Currently, Mr. Grady also serves as chief compliance officer for our Adviser.

COMPETITION

Our primary competition in providing financing for acquisitions, buyouts and recapitalizations of middle market companies will include public and private buyout and other private equity funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of funds as well as access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We expect to use the industry expertise of our investment professionals, to which we have access, to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that our relationships will enable us to discover, and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest.

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

We are generally not able to issue and sell our common stock at a price below net asset value per share. See “Risk Factors — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are not permitted to invest in any portfolio company in which our Adviser or any of their affiliates currently have an investment or to make any co-investments with our Adviser or any of their affiliates without an exemptive order from the SEC.

As a BDC, we may be periodically examined by the SEC for compliance with the 1940 Act. Our Adviser is a registered investment adviser and is also subject to examination by the SEC.

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

Qualifying assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

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
b.is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.satisfies any of the following:
i.does not have any class of securities that is traded on a national securities exchange;
ii.has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or
iv.is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.
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

Managerial assistance to portfolio companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

We were formed on May 5, 2010 and commenced operations on August 25, 2011 after meeting our minimum offering requirement of selling, in the aggregate, $2.5 million in common stock to persons not affiliated with us. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objectives and that the value of our common stock could decline substantially.

The current state of the economy and financial markets increases the likelihood of adverse effects on our financial position and results of operations.

Global credit and other financial markets have experienced extreme stress, volatility, illiquidity and disruption over the past several years, leading to recessionary conditions and depressed levels of consumer and commercial spending. Disruptions in the global credit and other financial markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the markets. While recent indicators suggest modest improvement in the global credit and other financial markets, these conditions could continue for a prolonged period of time or worsen in the future. If these conditions continue or worsen, the prolonged period of market illiquidity may have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could further impact our ability to obtain financing, which could limit our ability to grow our business, fully execute our business strategy and could decrease our earnings, if any. In addition, while we believe that these conditions also afford attractive opportunities to make investments, future financial market uncertainty could lead to further financial market disruptions and could further adversely impact our ability to obtain financing and the value of our investments.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

Recent United States ("U.S.") debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely effect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may exert downward pressure on the price of our common stock. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Prior to the onset of the financial crisis, CLOs a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles, comprised the majority of the market for purchasing and holding senior secured and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. While prices have appreciated measurably since the end of 2008, conditions in the large corporate leveraged loan market may deteriorate again, which may cause pricing levels to decline. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of over-the-counter debt securities we hold, which could have a material adverse impact on our business, financial condition and results of operations.

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

We are subject to the Sarbanes-Oxley Act of 2002 ("the Sarbanes-Oxley Act") and the related rules and regulations promulgated by the SEC. Under current SEC rules, our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses in the near term, which may negatively impact our financial performance and our ability to pay distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

The time and resources that individuals and the executive officers of our Adviser devote to us may be diverted and we may face additional competition due to the fact that neither our Adviser nor their affiliates are prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Affiliates and executive officers of the Adviser currently manage other investment entities, including several public non-listed REITs and a publicly traded REIT, and are not prohibited from raising money for and managing future investment entities that make the same types of investments as those we target. As a result, the time and resources that the executive officers and individuals employed by the Adviser devote to us may be diverted, and during times of intense activity in other programs, they may devote less time and resources to our business than is necessary or appropriate.

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

On July 13, 2012, we, through our wholly-owned subsidiary, 405 Sub, entered into a TRS with Citi, which we subsequently amended on October 17, 2012 and December 7, 2012, increasing the maximum possible exposure under the TRS to $150.0 million.

A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. The Agreement effectively adds leverage to our portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. The Agreement enables us, through our ownership of 405 Sub, to obtain the economic benefit of owning the loans subject to the Agreement, without actually owning them, in return for an interest-type payment to Citi.

The Agreement is subject to market risk and liquidity risk.

The obligations under the Agreement are non-recourse to us and our exposure to the Agreement is limited to the amount that we contribute to 405 Sub in connection with the Agreement. Generally, that amount will be the amount that 405 Sub is required to post as cash collateral for each loan (which, in most instances is approximately 25% of the market value of a loan at the time that such loan is purchased). 405 Sub may select a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the Agreement) of $150.0 million. The current price of any loan, from day to day, will be calculated by the calculation agent, Citi, as net cash proceeds that would be received from the sale on such date of determination, less the related costs of assigning that obligation.

405 Sub will pay interest to Citi for each loan at a rate equal to one-month LIBOR plus 1.25% per annum. Upon the termination or repayment of any loan selected by 405 Sub under the Agreement, 405 Sub may deduct the appreciation of such loan’s value from any interest owed to Citi or pay the depreciation amount to Citi in addition to remaining interest payments.
In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the Agreement contains the following and other customary termination events: (a) a failure to post initial cash collateral or additional cash collateral as required by the Agreement; (b) a default by 405 Sub or us with respect to indebtedness in an amount equal to or greater than the lesser of $10.0 million and 2% of our net asset value at such time; (c) a merger of 405 Sub or us meeting certain criteria; (d) either us or 405 Sub amending its constituent documents in a manner that has or could reasonably be expected to have a material adverse effect; (e) our ceasing to be the sole owner of 405 Sub; (f) our ceasing to be the investment manager of 405 Sub or having authority to enter into transactions under the total return swap on behalf of 405 Sub, and not being replaced by an entity reasonably acceptable to Citi; (g) BDCA Adviser ceasing to be our investment adviser; (h) 405 Sub failing to comply with its investment strategies or restrictions to the extent such non-compliance has or could reasonably be expected to have a material adverse effect; (i) 405 Sub becoming liable in respect of any obligation for borrowed money, other than arising under the Agreement; (j) we dissolve or liquidate; (k) there occurs, without the prior consent of Citi, any material change to or departure from our policies or the policies of 405 Sub that may not be changed without the vote of our stockholders and that relates to 405 Sub’s performance of its obligations under the Agreement; and (l) we violate certain provisions of the 1940 Act or our election to be regulated as a BDC is revoked or withdrawn.

Citi may terminate any individual loan on or after July 13, 2015. However, if at any time, any particular loan fails to meet certain criteria set forth in the Agreement, and such failure continues for 30 days, Citi will have the right to terminate that loan or the entire agreement with at least 10 days’ notice and 405 Sub would be required to pay certain breakage costs to Citi. 405 Sub may terminate the Agreement prior to July 13, 2015 but would be required to pay certain termination fees.

We have entered into a revolving credit facility with Wells Fargo that contains various covenants which, if not complied with, could accelerate repayment under the credit facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our stockholders.

On July 24, 2012, we, through a newly-formed, wholly-owned, special purpose financing subsidiary, Funding Sub, entered into the Credit Facility with Wells Fargo and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility provides for borrowings in an aggregate principal amount of up to $50.0 million on a committed basis, with a term of 48 months. As of December 31, 2012, we had aggregate borrowings under the Credit Facility of $33.9 million.
Under the Credit Facility, we may contribute cash or loans to the Funding Sub from time to time and will retain a residual interest in any assets contributed through its ownership of the Funding Sub or will receive fair market value for any loans sold to the Funding Sub. The Funding Sub may purchase additional loans from various sources. The Funding Sub has appointed us as servicer to manage its portfolio of loans. The Funding Sub’s obligations under the Credit Facility are secured by a first priority security interest in substantially all of the assets of the Funding Sub, including its portfolio of loans. The obligations of the Funding Sub under the Credit Facility are non-recourse to us.

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

Borrowings under the Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to the Funding Sub varies depending upon the types of loans in the Funding Sub’s portfolio. The Credit Facility may be prepaid in whole or in part, subject to customary breakage costs. In the event that the Credit Facility is terminated prior to the first anniversary, an additional amount is payable to Wells Fargo equal to 2.00% of the maximum amount of the facility.

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

In connection with the Credit Facility, the Funding Sub has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities and subject to customary events of default. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare the outstanding advances and all other obligations under the Credit Facility immediately due and payable. During the continuation of an event of default, the Funding Sub must pay interest at a default rate. Borrowings of the Funding Sub will be considered our borrowings for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940, as amended, applicable to business development companies.

Because we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.

At December 31, 2012 we had $33.9 million of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.

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

Risks Relating to Our Corporate Structure and Common Stock

On September 12, 2012, we began to offer to repurchase shares pursuant to our share repurchase program on a quarterly basis. As a result of certain limitations in our share repurchase program, you will have limited opportunities to sell your shares and, to the extent you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.

We conducted our first quarterly tender offer pursuant to our share repurchase program on September 12, 2012, and we intend to continue making tender offers to allow you to tender your shares on a quarterly basis. The share repurchase program includes numerous restrictions that limit your ability to sell your shares. We intend to limit the number of shares repurchased pursuant to our proposed share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan; at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) we will not repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year, unless we receive approval from the SEC to increase this amount to 20.0% annually; (3) unless you tender all of your shares, you must tender at least 25% of the amount of shares you have purchased in the offering and must maintain a minimum balance of $1,000 subsequent to submitting a portion of your shares for repurchase by us; and (4) to the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year.

Our board of directors may amend, suspend or terminate the repurchase program upon 30 days’ notice. We will notify you of such developments (1) in the quarterly reports mentioned above or (2) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. During our ongoing public offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws. In addition, although we intend to implement a share repurchase program, we have discretion to not repurchase your shares, to suspend the program, and to cease repurchases. Further, the program has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

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

•
The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss, if any. We may be subject to corporate-level U.S. federal income tax on any of our undistributed income or gain. Additionally, we will be subject to a 4% nondeductible federal excise tax, to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 405 Park Avenue, 15th Floor, New York, NY 10022. We believe that our current office facilities are adequate for our business as we intend to conduct it.

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

We are currently selling our shares on a continuous basis at an offering price of $10.90 per share; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value per share. In connection with each semi-monthly closing, our board of directors or a committee thereof reviews the then current public offering price per share against the current estimated net asset value per share to ensure that we are not selling shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, is below our net asset value per share. If the board of directors or a committee thereof determines that the estimated net asset value per share has, subject to certain conditions, fallen below an amount equal to 87.0% of the current public offering price, the public offering price will be revised so that the estimated net asset value per share is equal to at least 87.0%, but no more than 90.0%, of the public offering price, as required by the 1940 Act. Furthermore, the board of directors has affirmed that we shall, in consultation with the board of directors, review our net asset value per share in relationship to our public offering price in connection with each semi-monthly closing to determine that the net asset value per share remains between 87.0% and 88.5% of the public offering price per share.

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2012:

Title of Class	Amount Authorized	Amount Issued
Common Stock, par value $0.001 per share	450,000,000	14,943,215

As of December 31, 2012, we had issued 15.0 million shares of common stock for gross proceeds of $152.8 million, including shares issued pursuant to the DRIP and shares purchased by the Sponsor. As of December 31, 2012, we had repurchased 0.03 million shares of common stock for payments of $0.3 million. As of December 31, 2012, we had 3,323 record holders of our common stock.

Distributions

We declared our first distribution on June 23, 2011 and have declared and paid cash distributions to our stockholders on a monthly basis since such time. We will calculate each stockholder’s specific distribution amount for the month using record and declaration dates, and the stockholder's distributions will begin to accrue on the date we accept their subscription for shares of our common stock. From time to time, we may also pay interim distributions at the discretion of our board of directors. Each year a statement on Internal Revenue Service Form 1099-DIV (or such successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, and/or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from this offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. No portion of the distributions paid during the year ended December 31, 2012 represented a return of capital for tax purposes.

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

To maintain our RIC qualification, we must, among other things, distribute at least 90% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, or be deemed to distribute, during each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain in excess of capital loss for the calendar year and (3) any net ordinary income and net capital gain for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. We can offer no assurance that we will achieve results that will permit the payment of any distributions and, if we issue senior securities, we will be prohibited from paying distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

We have adopted an “opt in” to the DRIP for our common stockholders. As a result, if we make a distribution, then stockholders will receive distributions in cash unless they specifically “opt in” to the DRIP so as to have their cash distributions reinvested in additional shares of our common stock.

The following table reflects the cash distributions per share that we have paid on our common stock to date (dollars in thousands except per share amounts):

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2011:
September 30, 2011	October 3, 2011	$0.07	$13	$13	$26
October 31, 2011	November 1, 2011	0.07	20	14	34
November 30, 2011	December 1, 2011	0.06	25	17	42
December 31, 2011	January 3, 2012	0.06	35	21	56
			$93	$65	$158
2012:
January 31, 2012	February 1, 2012	$0.06	$47	$26	$73
February 29, 2012	March 1, 2012	0.06	80	34	114
March 31, 2012	April 2, 2012	0.06	118	48	166
April 30, 2012	May 1, 2012	0.06	157	65	222
May 31, 2012	June 1, 2012	0.07	289	91	380
June 30, 2012	July 2, 2012	0.06	313	113	426
July 31, 2012	August 1, 2012	0.07	361	146	507
August 31, 2012	September 4, 2012	0.07	394	173	567
September 30, 2012	October 1, 2012	0.06	429	203	632
October 31, 2012	November 1, 2012	0.07	505	247	752
November 30, 2012	December 3, 2012	0.07	612	287	899
December 17, 2012	December 27, 2012	0.09	917	462	1,379
December 31, 2012	January 2, 2013	0.07	682	341	1,023
			$4,904	$2,236	$7,140
2013:
January 31, 2013	February 1, 2013	$0.07	$787	$396	$1,183
			$787	$396	$1,183

On March 1, 2012, the price for which newly-issued shares under the DRIP will be issued to stockholders was changed from 95% to 90% of the stock price that the shares are sold in the offering as of the date the distribution is made.

We announced on April 4, 2012 that, pursuant to the authorization of our board of directors, we declared a special common stock distribution equal to $0.05 per share on March 29, 2012, to be paid to stockholders of record at the close of business May 1, 2012, payable on May 2, 2012. Accordingly, stockholders received 0.0049 of a share of our common stock for every share of common stock held as of the close of business on May 1, 2012. This special distribution was paid exclusive of and in addition to the regular cash distributions paid to our stockholders.
On October 15, 2012, our board of directors authorized an increase to our distribution rate to an annual rate of 7.76%, based upon a public offering price of $10.70 per share, equal to a rate of $0.00227397260 per share each day. This increase became effective with the semi-monthly closing that occurred on November 1, 2012.
We announced on December 20, 2012 that, pursuant to the authorization of our board of directors, we declared a special cash distribution equal to $0.0925 per share, to be paid to stockholders of record at the close of business on December 17, 2012, payable on December 27, 2012. This special cash distribution was paid exclusive of, and in addition to, our monthly distribution.
We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations and capital gains proceeds. The source of the cash distributions paid during the year ended December 31, 2012 were from net investment income from operations for tax purposes.

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

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2012 and 2011 and for the period from May 5, 2010 (Inception) to December 31, 2010 is derived from our consolidated financial statements which have been audited by Grant Thornton, LLP, our independent registered public accounting firm as stated in their report. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report (dollars in thousands except share and per share data):

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Period from May 5, 2010 (Inception) to December 31, 2010
Statement of operations data:
Investment income	$6,914	$308	$—
Operating expenses
Total expenses	4,377	967	8
Less: Expense waivers and reimbursements from Adviser	1,877	818	—
Net expenses	2,500	149	8
Net investment income (loss)	4,414	159	(8)
Net realized and unrealized gain (loss) on investments	5,086	(22)	—
Net increase (decrease) in net assets resulting from operations	$9,500	$137	$(8)
Per share data:*
Net investment income (loss)	$0.63	$0.74	$(0.35)
Net increase (decrease) in net assets resulting from operations	$1.36	$0.64	$(0.35)
Distributions declared	$1.06	$0.74	$—
Balance sheet data:
Total assets	$186,877	$16,250	$1,177
Credit facility payable	$33,907	$5,900	$—
Total net assets	$140,685	$8,207	$192
Other data:
Total return (1)	15.19%	7.66%	(3.89)%
Number of portfolio company investments at period end (2)	39	34	—

*Per share information for the year ended December 31, 2011 and for the period from May 5, 2010 (Inception) to December 31, 2010 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

(1) Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the years ended December 31, 2012 and December 31, 2011 includes the effect of the expense waiver and reimbursement which equaled 2.35% and 27.64% respectively. For the period from May 5, 2010 (Inception) to December 31, 2010, there was no expense waiver and reimbursement. Total returns covering less than a full period are not annualized.

(2) Inclusive of TRS Loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Business Development Corporation of America and the notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K. We are externally managed by our adviser, BDCA Adviser, LLC (the "Adviser"). The following information contains forward looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-looking Statements" above for a description of these risks and uncertainties.

Overview

We are a specialty finance company incorporated in Maryland in May 2010. We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are therefore required to comply with certain regulatory requirements. We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually hereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are managed by BDCA Adviser, LLC (the "Adviser"), a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio. Our Adviser is controlled by Nicholas S. Schorsch, our chairman and chief executive officer, and William M. Kahane, one of our directors, through their ownership of AR Capital, LLC (formerly known as American Realty Capital II, LLC) (the "Sponsor").

On January 25, 2011, we commenced our initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. We sold 22,222 shares of common stock to our Adviser on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. On August 25, 2011, we raised sufficient funds to break escrow on our IPO and commenced operations as of that date. As of December 31, 2012, we had issued 15.0 million shares of common stock for gross proceeds of $152.8 million including the shares purchased by the Sponsor and shares issued under our distribution reinvestment plan ("DRIP"). As of December 31, 2012, we had repurchased 0.03 million shares of common stock for payments of $0.3 million.

On July 13, 2012, we, through a wholly-owned subsidiary, 405 TRS I, LLC (“405 Sub”), entered into a total return swap agreement (“TRS”) with Citibank, N.A. (“Citi”), which was amended on October 17, 2012 and December 7, 2012, to increase the aggregate market value of the portfolio of loans selected by 405 Sub. 405 Sub is included within our consolidated financial statements. As amended, the TRS provides that 405 Sub may select a portfolio of loans with a maximum aggregate value (determined at the time such loans become subject to the TRS) of $150.0 million. The consolidated financial statements include both our accounts and the accounts of 405 Sub. All significant intercompany transactions have been eliminated in consolidation.

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

Pursuant to the Investment Advisory and Management Services Agreement we have with the Adviser (the “Investment Advisory Agreement”), we pay the Adviser a fee for its services consisting of two components - a management fee and an incentive fee. The management fee will be calculated at an annual rate of 1.5% of our average gross assets and will be payable quarterly in arrears.

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

Investment Advisory and Administration Agreement

The incentive fee consists of two parts. The first part, which we refer to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding quarter. The payment of the subordinated incentive fee on income will be subject to payment of a preferred return to investors each quarter, expressed as a quarterly rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.00% annualized), subject to a “catch up” feature.

The second part of the incentive fee, referred to as the incentive fee on capital gains, shall be an incentive fee on capital gains earned on liquidated investments from the portfolio and shall be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee shall equal 20.0% of our incentive fee capital gains, which shall equal our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

We have entered into a fund administration servicing agreement and a fund accounting servicing agreement with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary to operate. On August 13, 2012, we entered into a custody agreement with U.S. Bank National Association (“US Bank”). Under the custody agreement, US Bank will hold all of our portfolio securities and cash for certain of our subsidiaries, and will transfer such securities or cash pursuant to our instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the IPO. The Adviser and the Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of our assets. The Adviser will receive fees during the offering, operational and liquidation stages while the Dealer Manager will receive fees during the offering stage. The Adviser will pay to the Administrator a portion of the fees payable to the Adviser for the performance of these support services.

Significant Accounting Estimates and Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the consolidated financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating plans occur we will describe additional critical accounting policies in the notes to our consolidated financial statements in addition to those discussed below.

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

Valuation of Portfolio Investments

Portfolio investments are reported on the balance sheet at fair value. On a quarterly basis we perform an analysis of each investment to determine fair value as follows:

Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. We may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we determine whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, we use the quote obtained.

Investments without a readily determined market value are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.

For an investment in an investment fund that does not have a readily determinable fair value, we measure the fair value of our investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of the Financial Accounting Standards Board ("FASB"), Accounting Standards Codification, ("ASC"), Topic 946, Financial Services-Investment Companies, as of our measurement date. However, in determining the fair value of our investment, we may make adjustments to the net asset value per share in certain circumstances, based on our analysis of any restrictions on redemption of our shares of our investment as of the measurement date. The value of our TRS is primarily based on the increase or decrease in the value of the loans underlying the TRS, as determined by Citi based upon indicative pricing by an independent third-party pricing service.

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

Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on our consolidated financial statements.

Income Taxes

We have elected to be treated for federal income tax purposes, and intend to qualify thereafter, as a RIC under Subchapter M of the Code. Generally, a RIC is exempt from federal income taxes if it distributes at least 90% of its ‘‘investment company taxable income,’’ as defined in the Code, each year. Distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to distribute sufficient distributions to maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income each calendar year and 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes. We will generally endeavor each year to avoid any federal excise taxes.

New Accounting Pronouncements

In December 2011, the FASB, issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as our own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance became effective for the Company beginning January 1, 2012 and, accordingly, the Company has presented the required disclosures (see Note 3). The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations as the guidance relates only to disclosure requirements.

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

Portfolio and Investment Activity

During the year ended December 31, 2012, we made $254.7 million of investments in new portfolio companies and had $135.7 million in aggregate amount of exits and repayments, resulting in net investments of $119.0 million for the period.

Our portfolio composition, based on fair value, including the value of the TRS underlying loans, at December 31, 2012 was as follows:

	At December 31, 2012
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)	Percentage of TRS Underlying Loans	Weighted Average Current Yield for TRS Underlying Loans	Percentage of Total Portfolio Including TRS Underlying Loans	Weighted Average Current Yield for Total Portfolio Including TRS Underlying Loans (1)
Senior Secured First Lien Debt	61.9%	8.4%	100.0%	8.1%	75.1%	8.3%
Senior Secured Second Lien Debt	24.5	12.0	—	—	16.0	12.0
Subordinated Debt	2.9	14.0	—	—	1.9	14.0
Collateralized Securities (2)	6.3	25.9	—	—	4.1	25.9
Equity/Other	4.4	N/A	—	N/A	2.9	N/A
Total	100.0%	10.6%	100.0%	8.1%	100.0%	9.7%

(1) Excludes the effect of the amortization or accretion of loan premiums or discounts. Including the effect of the amortization of premiums and accretion of discounts, the weighted average effective yield was 11.25% for the total portfolio at December 31, 2012 and 10.13% for the total portfolio including the TRS underlying loans at December 31, 2012.

(2) Weighted average current yield for collateralized securities is based on interest income received for the year ended December 31, 2012. For the year ended December 31, 2012, we received $1.0 million of interest income on the collateralized securities.

During the year ended December 31, 2011, we made $14.4 million of investments in new portfolio companies and had
$0.1 million in aggregate amount of exits and repayments, resulting in net investments of $14.3 million for the period.

Our portfolio composition based on fair value at December 31, 2011 was as follows:

	At December 31, 2011
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	64.0%	9.4%
Senior Secured Second Lien Debt	21.0	10.5
Senior Unsecured Debt	9.6	10.5
Subordinated Debt	1.6	12.0
Equity/Other	3.8	N/A
Total	100.0%	9.4%

We did not have a TRS prior to July 13, 2012.

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value at December 31, 2012 (dollars in thousands):

	At December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio	Value of TRS Underlying Loans (1)	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Services: Business	$24,553	18.0%	$13,679	19.0%	$38,232	18.4%
Healthcare & Pharmaceuticals	19,090	14.0	15,064	20.9	34,154	16.4
Hotel, Gaming & Leisure	17,093	12.6	13,869	19.2	30,962	14.9
Energy: Oil & Gas	17,592	12.9	—	—	17,592	8.5
Banking, Finance, Insurance & Real Estate	14,422	10.6	—	—	14,422	6.9
Beverage, Food & Tobacco	4,162	3.1	8,008	11.1	12,170	5.8
High Tech Industries	10,895	8.0	—	—	10,895	5.2
Chemicals, Plastics & Rubber	3,400	2.6	6,374	8.8	9,774	4.7
Environmental Industries	3,915	2.9	4,893	6.8	8,808	4.2
Metals & Mining	3,840	2.8	4,800	6.7	8,640	4.1
Capital Equipment	4,005	2.9	3,504	4.9	7,509	3.6
Telecommunications	7,378	5.4	—	—	7,378	3.5
Media: Advertising, Printing & Publishing	1,960	1.4	1,931	2.6	3,891	1.9
Construction & Building	3,866	2.8	—	—	3,866	1.9
Total	$136,171	100.0%	$72,122	100.0%	$208,293	100.0%

(1)
The TRS underlying loans are held by our counterparty to the TRS, Citi.  The values of the TRS underlying loans shown are based primarily on the indicative bid prices provided by an independent third-party pricing service to Citi.

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2011 (dollars in thousands):

	At December 31, 2011
	Investments at Fair Value	Percentage of Total Portfolio
Automobile	$1,542	10.8%
Media: Diversified & Production	1,315	9.2
Capital Equipment	1,226	8.6
Healthcare & Pharmaceuticals	1,217	8.5
Services: Business	1,206	8.5
Beverage, Food & Tobacco	999	7.0
Utilities: Electric	876	6.1
Chemicals, Plastics & Rubber	830	5.8
Telecommunications	762	5.3
Construction & Building	690	4.9
Energy: Oil & Gas	681	4.8
Banking, Finance, Insurance & Real Estate	548	3.8
High Tech Industries	498	3.5
Media: Advertising, Printing & Publishing	480	3.4
Retail	451	3.2
Consumer goods: Non-durable	430	3.0
Hotel, Gaming & Leisure	290	2.0
Aerospace and Defense	230	1.6
Total	$14,271	100.0%

The following table presents the fair value measurements at December 31, 2012 for Level 3 investments (dollars in thousands):

Portfolio Company (a)	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
ALM 2012-6A CLO Subordinated Notes	Collateralized Securities	$2,030	1.4%
Carlyle CGMS 2012-1A Subordinated Notes	Collateralized Securities	1,950	1.3%
Carlyle CGMS 2012-2A Subordinated Notes	Collateralized Securities	953	0.6%
ConvergeOne Holdings Corp.	Senior Secured First Lien Debt	3,876	2.7%
Creative Circle, LLC	Senior Secured First Lien Debt	9,788	7.2%
Eureka Hunter Holdings, LLC	Senior Secured Second Lien Debt	5,000	3.7%
MC Funding 2006 -1 Subordinated Notes	Collateralized Securities	3,600	2.6%
PennantPark Credit Opportunities Fund, L.P.	Equity/Other	5,137	3.8%
Permian Tank & Manufacturing, Inc.	Senior Secured First Lien Debt	1,578	1.2%
PPT Management, LLC	Senior Secured First Lien Debt	1,989	1.5%
Precision Dermatology, Inc.	Senior Secured First Lien Debt	4,996	3.7%
Precision Dermatology, Inc., Warrants	Equity/Other	—	—%
S.B Restaurant Co., Inc.	Subordinated Debt	3,939	2.9%
S.B Restaurant Co., Inc. - Warrants	Equity/Other	223	0.2%
Source Refrigeration & HVAC, Inc.	Senior Secured First Lien Debt	2,963	2.2%
Teleflex Marine, Inc.	Senior Secured Second Lien Debt	3,258	2.5%
Tennenbaum Waterman Fund, L.P.	Equity/Other	752	0.7%
Total Level 3 investments		$52,032	38.2%
Total Level 2 investments		84,139	61.8%
Total Investments		$136,171	100.0%

The following table presents the percentage of amortized cost by loan market for investments including the TRS underlying loans as of December 31, 2012:

	Amortized Cost as of December 31, 2012
	Investments per Total Portfolio	TRS Underlying Loans	Total Portfolio including TRS Underlying Loans
Middle Market (1)	79.5%	100.0%	86.6%
Large Corporate (2)	9.9	—	6.5
Other (3)	10.6	—	6.9
Total	100.0%	100.0%	100.0%

    (1) Middle market represents companies whose annual revenues are between $10 million and $1 billion.
(2) Large corporate represents companies whose annual revenues are in excess of $1 billion.
(3) Other represents collateralized securities and equity investments.

The following table presents the percentage of fair value by loan market for investments including the TRS underlying loans as of December 31, 2012:

	Fair Value as of December 31, 2012
	Investments per Total Portfolio	TRS Underlying Loans	Total Portfolio including TRS Underlying Loans
Middle Market (1)	79.2%	100.0%	86.4%
Large Corporate (2)	10.0	—	6.6
Other (3)	10.8	—	7.0
Total	100.0%	100.0%	100.0%

(1) Middle market represents companies whose annual revenues are between $10 million and $1 billion.
(2) Large corporate represents companies whose annual revenues are in excess of $1 billion.
(3) Other represents collateralized securities and equity investments.

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

The weighted average risk ratings of our investments based on amortized cost were 2.03 and 2.00 as of December 31, 2012 and December 31, 2011, respectively.

RESULTS OF OPERATIONS

Operating results for the years ended December 31, 2012, and 2011 and for the period from May 5, 2010 (Inception) to December 31, 2010 was as follows (dollars in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Period from May 5, 2010 (Inception) to December 31,
	2012	2011	2010
Total investment income	$6,914	$308	$—
Total expenses, net	2,500	149	8
Net investment income (loss)	4,414	159	(8)
Net realized gain from investments	1,471	1	—
Net realized gain from total return swap	1,958	—	—
Net unrealized appreciation (depreciation) on investments	1,269	(23)	—
Net unrealized appreciation on total return swap	388	—	—
Net increase (decrease) in net assets resulting from operations	$9,500	$137	$(8)

 Investment Income

For the year ended December 31, 2012, total investment income was $6.9 million, and was attributable to $254.7 million of new investments in portfolio companies. For the year ended December 31, 2011, total investment income was $0.3 million, and was attributable to $14.4 million of new investments in portfolio companies. We held no investments during 2010.

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2012, and 2011 and for the period from May 5, 2010 (Inception) to December 31, 2010 was as follows (dollars in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Period from May 5, 2010 (Inception) to December 31,
	2012	2011	2010
Contract termination fee	$—	$320	$—
Interest and credit facility financing expenses	683	119	—
Professional fees	614	97	—
Directors fees	75	100	—
Insurance	205	189	—
Organizational expenses	—	—	8
Management fees	1,320	49	—
Incentive fees	1,370	67	—
Other administrative	110	26	—
Operating expenses before expense waivers and reimbursements from Adviser	4,377	967	8
Waiver of management and incentive fees	(1,611)	(116)	—
Expense support reimbursements from Adviser	(266)	(702)	—
Total operating expenses net of expense waivers and reimbursements from Adviser	$2,500	$149	$8

Interest and credit facility expenses for the year ended December 31, 2012 were comprised of amortization of deferred financing costs related to our line of credit facility with Main Street Capital Corporation ("Main Street") and the Credit Facility with Wells Fargo, including interest on the balance drawn on the Credit Facility. For the year ended December 31, 2012, we incurred $1.3 million of management fees, of which the Adviser waived $0.6 million. For the year ended December 31, 2012, we incurred $1.4 million of incentive fees, of which the Advisor waived $1.0 million.

Contract termination fees for the year ended December 31, 2011 were costs incurred to terminate the sub-advisory agreement with Main Street. This amount was assumed by the Adviser pursuant to the Expense Support Agreement described in Note 4 to the consolidated financial statements – Related Party Transactions and Arrangements – included in this report. Interest and credit facility expenses for the the year ended December 31, 2011 were comprised of amortization of deferred financing costs related to our line of credit facility with Main Street and interest on the balance drawn on our Credit Facility from August 25, 2011 to December 31, 2011. For the year ended December 31, 2011, management fees of $0.05 million and incentive fees of $0.07 million were incurred but waived by the Adviser.

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay up to 100% of all of our operating expenses (“Expense Support Payment”) for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The Expense Support Payment for any month shall be paid to us by the Adviser in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to the Adviser.

Net Realized Gain from Investments

For the year ended December 31, 2012, we sold $135.7 million of assets, resulting in $1.5 million of realized gains from investments. For the year ended December 31, 2011, we had $0.1 million of sales, resulting in $1.0 thousand of realized gains from investments. We held no investments during 2010.

Net Realized Gain from Total Return Swap

For the year ended December 31, 2012, we had $2.0 million of realized gains from the TRS. Please see Note 6 – Total Return Swap – for more information about the realized gains generated by loans held under the TRS. For the year ended December 31, 2011 and for the period from May 5, 2010 (Inception) to December 31, 2010, we had not entered into the TRS.

Net Change in Unrealized Depreciation on Investments

For the year ended December 31, 2012, our investments had $1.3 million of unrealized appreciation. For the year ended December 31, 2011, our investments had $0.02 million of unrealized depreciation. We held no investments during 2010.

Net Change in Unrealized Appreciation on Total Return Swap

For the year ended December 31, 2012, our investments in the TRS had $0.4 million of unrealized appreciation. For the year ended December 31, 2011 and for the period from May 5, 2010 (Inception) to December 31, 2010, we had not entered into the TRS.

Changes in Net Assets from Operations

For the year ended December 31, 2012, we recorded a net increase in net assets resulting from operations of $9.5 million versus a net increase in net assets resulting from operations of $0.1 million for the year ended December 31, 2011. The difference is attributable to an increase in net investment income partially offset by an increase in interest expense for the period ended December 31, 2012, as compared to the prior year after the effect of management and incentive fees and expenses which were waived or assumed by the Adviser. Based on the weighted average shares of common stock outstanding for the periods ended December 31, 2012 and 2011, respectively, our per share net increase in net assets resulting from operations was $1.36 for the year ended December 31, 2012, versus $0.64 for the year ended December 31, 2011.

For the year ended December 31, 2011, we recorded a net increase in net assets resulting from operations of
$0.1 million versus a net decrease in net assets resulting from operations of $0.01 million for the period from May 5, 2010 (Inception) to December 31, 2010. The difference is attributable to an increase in net investment income partially offset by an increase in interest expense for the period ended December 31, 2011, as compared to the same period in the prior year after the effect of management and incentive fees and expenses which were waived or assumed by the Adviser. Based on the weighted average shares of common stock outstanding for the year ended December 31, 2011 and for the period from May 5, 2010 (Inception) to December 31, 2010, respectively, our per share net increase in net assets resulting from operations was $0.64 for the year ended December 31, 2011, versus a per share net decrease in net assets resulting from operations of $0.35 for the period from May 5, 2010 (Inception) to December 31, 2010.

Cash Flows for the Year Ended December 31, 2012

For the year ended December 31, 2012, net cash used in operating activities was $137.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows used in operating activities for the year ended December 31, 2012 was primarily due to a net increase in net assets from operations of $9.5 million, $254.7 million for purchases of investments, $11.9 million from an increase in unsettled trades receivable partially offset by cash provided by operating activities of $135.7 million for repayments of investments and $7.9 million from an increase in unsettled trades payable.

Net cash provided by financing activities of $150.6 million during the year ended December 31, 2012 primarily related to net proceeds from the issuance of common stock of $128.5 million and proceeds from the Credit Facility of $40.6 million. These inflows were partially offset by principal repayments on debt of $12.6 million and payments of stockholder distributions of $4.3 million.

Cash Flows for the Year Ended December 31, 2011

For the year ended ended December 31, 2011, net cash used in operating activities was $12.0 million. The level of cash flows used in or provided by operating activities was affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Cash flows provided by operating activities for the year ended December 31, 2011 were mainly comprised of net income adjusted for a non-cash item of $0.05 million (amortization of deferred credit facility financing costs) increases in accounts payable of $0.3 million, unsettled trades payable of $1.9 million and principal payments received on investments of $0.1 million, offset by cash used in operating activities of $14.4 million for purchases of investments, $0.1 million from increases in interest receivable and $0.04 million from increases in prepaid expenses and other assets.

Net cash provided by financing activities of $12.9 million during the year ended December 31, 2011 related to net proceeds from the issuance of common stock of $8.0 million, and proceeds from the Main Street line of credit of $5.9 million and net proceeds from affiliates of $0.6 million. These inflows were partially offset by payments of deferred offering costs of $1.5 million and payments of stockholder distributions of $0.1 million.

Cash Flows for the Period from May 5, 2010 (Inception) to December 31, 2010

Cash flows used in operating activities were comprised of net loss of $0.01 million, partially offset by an increase of $0.01 million in accounts payable and accrued expenses. Net cash provided by financing activities consisted of proceeds from the issuance of common stock of $0.2 million, partially offset by payments related to offering costs of $0.2 million.

Liquidity and Capital Resources

We generate cash from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments. The Registration Statement offering for sale up to $1.5 billion of shares of our common stock (150.0 million shares at an initial offering price of $10.00 per share) (the "Offering"), was declared effective on January 27, 2011. As of December 31, 2012, we had issued 15.0 million shares of our common stock for gross proceeds of $152.8 million including shares issued to the Sponsor and shares issued under the DRIP.

Our principal demands for funds in both the short-term and long-term are for portfolio investments, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, repurchases under our share repurchase program, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for investment activities will be met through net proceeds received from the sale of common stock through our public offering. We may also from time to time enter into other agreements with third parties whereby third parties will contribute to specific investment opportunities. Items other than investment acquisitions are expected to be met from a combination of the proceeds from the sale of common stock, cash flows from operations, and, during our IPO, reimbursements from the Adviser.

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay the Expense Support Payment for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The Expense Support Payment for any month shall be paid to us by the Adviser in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to the Adviser. Operating expenses subject to this agreement include expenses as defined by U.S. GAAP, including, without limitation, advisory fees payable and interest on indebtedness for such period, if any. Pursuant to the terms of the Expense Support Agreement, we have agreed to reimburse the Adviser for each Expense Support Payment within three years from the end of the fiscal year in which such Expense Support Payment is made by the Adviser. Reimbursement shall be made as promptly as possible, but only to the extent they do not cause our operating expenses, excluding organization and offering expenses, management fees and incentive fees payable to the Adviser, financing fees and interest, brokerage commissions and extraordinary expenses to exceed 1.5% of net assets attributable to shares of common stock after taking such payment into account. As of December 31, 2012, the Adviser had made payments to the Company for $1.3 million of expenses pursuant to the Expense Support Agreement. See Note 4 - Related Party Transactions and Arrangements - Expense Support Agreement - in our consolidated financial statements included in this report for additional information on this arrangement and Expense Payments made by our Adviser pursuant to the terms of this agreement.

Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings, proceeds from the sale of investments and undistributed funds from operations. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to raise proceeds in our public offering will be dependent on a number of factors as well, including general market conditions for BDCs and market perceptions about us.

In January 2011, we entered into an agreement to obtain a revolving line of credit in the amount of $10.0 million with
Main Street. The line of credit bore a variable interest rate based on LIBOR plus 3.50%. On July 24, 2012, we used working capital and certain proceeds from the total return swap of our subsidiary, 405 Sub, to repay all of the obligations under our credit facility with Main Street. We were not required to pay any prepayment penalty in connection with such repayment.

Total Return Swap

On July 13, 2012, we, through a wholly-owned subsidiary, 405 Sub, entered into a TRS with Citi, which was amended on October 17, 2012 and December 7, 2012, to increase the aggregate market value of the portfolio of loans selected by 405 Sub.

A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. The TRS effectively adds leverage to our portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. The TRS enables us, through our ownership of 405 Sub, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest type payment to Citi.

The obligations of 405 Sub under the TRS are non-recourse to us and our exposure to the TRS is limited to the amount that we contribute to 405 Sub in connection with the TRS. Generally, that amount will be the amount that 405 Sub is required to post as cash collateral for each loan (which in most instances is approximately 25% of the market value of a loan at the time that such loan is purchased). As amended, the TRS provides that 405 Sub may select a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the TRS) of $150.0 million.

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

See Note 6 – Total Return Swap – in our consolidated financial statements included in this report for additional disclosure on the TRS with Citi.

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

Borrowings under the Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. As of December 31, 2012, we were in compliance with regards to the Credit Facility covenants. The Credit Facility may be prepaid in whole or in part, subject to customary breakage costs. In the event that the Credit Facility is terminated prior to the first anniversary, an additional amount is payable to Wells Fargo equal to 2.00% of the maximum amount of the Credit Facility.

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

Borrowings of Funding I will be considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act, applicable to BDCs.

Our cash is deposited in either commercial bank accounts or custody accounts and may be deposited in short-term, highly liquid investments that we believe provide appropriate safety of principal.

See Note 5 – Borrowings – in our consolidated financial statements included in this report for additional disclosure on the Credit Facility with Wells Fargo.

Distributions

We have declared and paid cash distributions to our stockholders on a monthly basis since we commenced operations.
As of December 31, 2012, the annualized yield for distributions declared was 7.76% based on our then current public offering price of $10.70 per share. From time to time, we may also pay interim distributions at the discretion of our board of directors. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our IPO. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. For the year ended December 31, 2012, we declared $7.1 million in cash distributions and paid distributions of $6.1 million, which consists of $4.2 million in cash and $1.9 million issued pursuant to the DRIP. As of December 31, 2012, we had $1.0 million of distributions accrued and unpaid. For the year ended December 31, 2011, we declared and paid $0.2 million in distributions, which consists of $0.1 million in cash and $0.1 million issued pursuant to the DRIP.

On March 1, 2012, the price for newly-issued shares under the DRIP issued to stockholders was changed from 95% to
90% of the offering price that the shares are sold as of the date the distribution is made.

On March 29, 2012, we declared a special common stock distribution equal to $0.05 per share. The distribution was paid to stockholders of record on May 1, 2012.

On December 20, 2012, we announced that, pursuant to the authorization of our board of directors, we declared a special cash distribution equal to $0.0925 per share, to be paid to stockholders of record at the close of business on December 17, 2012, payable on December 27, 2012. This special cash distribution was paid exclusive of, and in addition to, our monthly distribution.

We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from our IPO to fund distributions (which may reduce the amount of capital we ultimately invest in assets). There can be no assurance that we will be able to sustain distributions at any particular level.

We consider our entire managed investment portfolio to include the investments in our portfolio included in our Consolidated Schedule of Investments as well as assets held in our TRS portfolio, which are considered off-balance sheet. Our Adviser selects and underwrites all of these investments and we measure their performance based on this managed portfolio. Our net investment income also does not include the interest income and expense related to the TRS portfolio. In accordance with GAAP, interest income and expense related to the TRS are accounted for as a component of “Net realized gain from total return swap.” The following table sets forth the computation of adjusted net investment income (loss) for the managed investment portfolio by adding the interest income and subtracting the interest expense related to the TRS from net investment income for the years ended December 31, 2012, 2011 and for the period from May 5, 2010 (inception) to December 31, 2010 (dollars in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Period from May 5, 2010 (Inception) to December 31,
	2012	2011	2010
Net investment income (loss)	$4,414	$159	$(8)
Interest and other income from TRS portfolio	1,696	—	—
BDCA TRS interest expense	(293)	—	—
Adjusted net investment income (loss)	$5,817	$159	$(8)

The following table sets forth the distributions made during the years ended December 31, 2012, 2011 and for the period from May 5, 2010 (inception) to December 31, 2010 (dollars in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Period from May 5, 2010 (Inception) to December 31,
	2012	2011	2010
Monthly distributions	$5,762	$158	$—
Special dividends	1,379	—	—
Stock dividends	264	—	—
Total distributions	$7,405	$158	$—

Election as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended
December, 31 2011, and to qualify as a RIC thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net longterm capital loss, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S federal excise, state, local and foreign taxes. We will be subject to a 4% nondeductible U.S. Federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to 98% of net ordinary income each calendar year and 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes. We will generally endeavor each year to avoid any federal excise taxes.

Inflation

The impact of inflation on our portfolio depends on the type of securities we hold. When inflation occurs, the value of our equity securities may fall in the short term.  However in the long term, a company’s revenue and earnings and, therefore, the value of the equity investment, should at least increase at the same pace as inflation. The effect of inflation on debt securities is more immediate and direct as inflation may decrease the value of fixed rate debt securities. However, not all debt securities are effected equally, the longer the term of the debt security, the more volatile the value of the investment. The process through which we will value the investments in our portfolio on a quarterly basis, market quotations and our multi-step valuation process as described in our significant accounting policies, will take the effect of inflation into account.

 Related-Party Transactions and Agreements

We have entered into agreements with affiliates of our Adviser, whereby we pay certain fees or reimbursements to our Adviser or its affiliates in connection with asset and service fees, reimbursement of operating costs and offering related costs. See Note 4 - Related Party Transactions and Arrangements - in our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at December 31, 2012 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Revolving credit facility	$33,907	$—	$33,907	$—	$—
Total contractual obligations	$33,907	$—	$33,907	$—	$—

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

As of December 31, 2012, our debt included variable-rate debt, bearing a variable interest rate at the London Interbank Offered Rate plus 2.41% at December 31, 2012 with a carrying value of $33.9 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 25 Basis Points	0.55%
Base Interest Rate	—%
(+) 100 Basis Points	(2.01)%
(+) 200 Basis Points	0.52%

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are annexed to this Annual Report beginning on page F-1.

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in U.S. Securities and Exchange Commission Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:
1. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and our dispositions of assets;
2. Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and
3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Management's report on internal control over financial reporting is set forth below under the heading “Management's Report on Internal Control over Financial Reporting” in the consolidated financial statements to this annual report on Form 10-K.

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders with the Securities and Exchange Commission (the "SEC"), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

We have adopted a Code of Business Conduct and Ethics and Statement on the Prohibition of Insider Trading that applies to directors, officers and employees. The code of business conduct and ethics is available on our website at
http//www.BDCofAmerica.com. We will report any amendments to or waivers of a required provision of the Code of Business Conduct and Ethics on our website or in a Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

a. Consolidated Financial Statements
See the Index to the Consolidated Financial Statements at page F-1 of this report.

b. Exhibits

Exhibit No.	Description

1.1	Dealer Manager Agreement with Realty Capital Securities, LLC, dated January 25, 2011 (filed herewith).

1.2
Form of Soliciting Dealer Agreement (previously filed as Exhibit (h)(2) to the Company's Pre-Effective Amendment No. 2 to its Registration Statement on Form N-2/A filed on January 14, 2011 and herein incorporated by reference).

3.1	Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 8, 2011 and herein incorporated by reference).

3.2	Bylaws (previously filed as Exhibit (b) to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form N-2/A filed on November 24, 2010 and herein incorporated by reference).

10.1
Amended and Restated Investment Advisory and Management Services Agreement by and between the Company and Adviser (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 23, 2011 and herein incorporated by reference).

10.2
Loan and Security Agreement by and between the Company and Main Street Capital Corporation (previously filed as Exhibit (k)(2) to the Company's Pre-Effective Amendment No. 2 to its Registration Statement on Form N-2/A filed on January 14, 2011 and herein incorporated by reference).

10.3
Revolving Promissory Note (previously filed as Exhibit (k)(3) to the Company's Pre-Effective Amendment No. 2 to its Registration Statement on Form N-2/A filed on January 14, 2011 and herein incorporated by reference).

10.4
Amended and Restated Subscription Escrow Agreement with Wells Fargo Bank (previously filed as Exhibit (k)(1) to the Company's Post Effective Amendment No. 3 to its Registration Statement on Form N-2/A filed on November 4, 2011 and herein incorporated by reference).

10.5
Fund Administration Servicing Agreement by and between the Company and US Bancorp Fund Services, LLC (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011 and herein incorporated by reference).

10.6
Fund Accounting Servicing Agreement by and between the Company and US Bancorp Fund Services, LLC (previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011 and herein incorporated by reference)

10.7
Distribution Reinvesment Plan (previously filed as Exhibit E to the Company's Pre-Effective Amendment No. 1 to its Registration Statement on Form N-2/A filed on November 24, 2010 and herein incorporated by reference).

10.8	Assignment and Assumption Agreement (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2011 and herein incorporated by reference).

10.9
Custody Agreement dated August 13, 2012 by and between the Company and U.S. Bank National Association (previously filed as Exhibit 10.11 to the Company's Current Report on Form 8-K filed on August 17, 2012 and herein incorporated by reference).

10.10
Expense Support Agreement dated November 9, 2011 by and between the Company and Adviser (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on November 14, 2011 and herein incorporated by reference).

10.11
ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, by and between 405 TRS I, LLC and Citibank, N.A, each dated as of July 13, 2012 (previously filed as Exhibit
10.13 to the Company's Current Report on Form 8-K filed on August 7, 2012 and herein incorporated by reference).

10.12
Confirmation Letter Agreement by and between 405 TRS I, LLC and Citibank, N.A., amended and restated as of October 16, 2012 (previously filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed on November 8, 2012 and herein incorporated by reference).

10.13
Loan and Servicing Agreement, together with Exhibits thereto, among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association, Lenders and Lenders Agents from time to time party hereto and U.S. Bank National Association, each dated as of July 24, 2012 (previously filed as Exhibit 10.15 to the Company's Current Report on Form 8-K filed on August 7, 2012 and herein incorporated by reference).

10.14
Purchase and Sale Agreement by and between the Company and BDCA Funding I, LLC, dated as of July 24, 2012 (previously filed as Exhibit 10.16 to the Company's Current Report on Form 8-K filed on August 7, 2012 and herein incorporated by reference).

10.15
Collection Account Agreement by and among U.S. Bank National Association, Wells Fargo Securities, LLC,
BDCA Funding I, LLC and the Company, dated as of July 24, 2012 (previously filed as Exhibit 10.17 to the Company's Current Report on Form 8-K filed on August 7, 2012 and herein incorporated by reference).

14	Code of Ethics (previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011 and herein incorporated by reference).

21	Subsidiaries of the Registrant (filed herewith).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of March 2013.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
By: /s/ Nicholas S. Schorsch Name: Nicholas S. Schorsch Title: Chief Executive Officer and Chairman of the Board of Directors
* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicholas S. Schorsch Nicholas S. Schorsch	Chairman and Chief Executive Officer (Principal Executive Officer)	March 21, 2013
/s/ Nicholas Radesca Nicholas Radesca	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 21, 2013
/s/ Peter M. Budko Peter M. Budko	President	March 21, 2013
/s/ William M. Kahane William M. Kahane	Director	March 21, 2013
/s/ Edward G. Rendell Edward G. Rendell	Independent Director	March 21, 2013
/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	March 21, 2013
/s/ William G. Stanley William G. Stanley	Independent Director	March 21, 2013

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Management's Report on Internal Control over Financial Reporting	F- 2
Report of Independent Registered Public Accounting Firm	F- 2
Audited Consolidated Financial Statements:
Consolidated Statements of Assets and Liabilities as of December 31, 2012 and December 31, 2011	F- 4
Consolidated Statements of Operations for the Year Ended December 31, 2012, 2011 and for the Period from May 5, 2010 (Inception) to December 31, 2010	F- 5
Consolidated Statements of Changes in Net Assets for the Year Ended December 31, 2012, 2011 and for the Period from May 5, 2010 (Inception) to December 31, 2010	F- 7
Consolidated Statements of Cash Flows for the Year Ended December 31, 2012, 2011 and for the Period from May 5, 2010 (Inception) to December 31, 2010	F- 8
Consolidated Schedule of Investments as of December 31, 2012 and 2011	F- 10
Notes to Consolidated Financial Statements	F- 16

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Business Development Corporation of America

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Business Development Corporation of America (a Maryland Corporation) and subsidiaries (the “Company”) as of December 31, 2012 and December 31, 2011 and the related consolidated statements of operations, changes in net assets, cash flows and financial highlights for each of the two years in the period ended December 31, 2012 and for the period from May 5, 2010 (Inception) to December 31, 2010. These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Business Development Corporation of America and subsidiaries as of December 31, 2012 and December 31, 2011 and the results of their operations, their cash flows, and their financial highlights for each of the two years in the period ended December 31, 2012 and for the period from May 5, 2010 (Inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 21, 2013

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands except share and per share data)

	December 31
	2012	2011
ASSETS
Investments, at fair value (amortized cost of $134,925 and $14,294, respectively)	$136,171	$14,271
Cash and cash equivalents	14,180	828
Cash collateral on deposit with custodian	19,157	—
Interest receivable	1,212	142
Due from affiliate	1,601	918
Deferred credit facility financing costs, net	735	50
Unrealized gain on total return swap	388	—
Receivable due on total return swap	1,286	—
Prepaid expenses and other assets	234	41
Receivable for unsettled trades	11,913	—
Total assets	$186,877	$16,250

LIABILITIES
Revolving credit facility	$33,907	$5,900
Payable for unsettled trades	9,800	1,914
Management and incentive fees payable	904	—
Accounts payable and accrued expenses	191	154
Interest and credit facility fees payable	192	19
Payable for common stock repurchases	175	—
Stockholder distributions payable	1,023	56
Total liabilities	$46,192	$8,043

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 shares authorized, 14,943,215 and 912,297 shares issued and outstanding, respectively	15	1
Capital in excess of par value	138,340	8,235
Accumulated under / (over) distributed net investment income	696	(6)
Net unrealized appreciation (depreciation) on investments and total return swap	1,634	(23)
Net assets	140,685	8,207

Total liabilities and net assets	$186,877	$16,250

Net asset value per share*	$9.41	$9.00

*Net asset value per share and common shares outstanding for the year ended December 31, 2011 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Period from May 5, 2010 (Inception) to December 31,
	2012	2011	2010
Investment income:
Interest from investments	$6,777	$308	$—
Interest from cash and cash equivalents	2	—	—
Total interest income	6,779	308	—
Other income	135	—	—
Total investment income	6,914	308	—

Operating expenses:
Contract termination fee	—	320	—
Interest and credit facility financing expenses	683	119	—
Professional fees	614	97	—
Directors fees	75	100	—
Insurance	205	189	—
Organizational expenses	—	—	8
Management fees	1,320	49	—
Incentive fees	1,370	67	—
Other administrative	110	26	—
Expenses before expense waivers and reimbursements from Adviser	4,377	967	8
Waiver of management and incentive fees	(1,611)	(116)	—
Expense support reimbursements from Adviser	(266)	(702)	—
Total expenses net of expense waivers and reimbursements from Adviser	2,500	149	8

Net investment income (loss)	4,414	159	(8)

Realized and unrealized gain (loss) on investments and total return swap:
Net realized gain from investments	1,471	1	—
Net realized gain from total return swap	1,958	—	—
Net unrealized appreciation (depreciation) on investments	1,269	(23)	—
Net unrealized appreciation on total return swap	388	—	—
Net realized and unrealized gain (loss) on investments and total return swap	5,086	(22)	—

Net increase (decrease) in net assets resulting from operations	$9,500	$137	$(8)

Per share information - basic and diluted*
Net investment income (loss)	$0.63	$0.74	$(0.35)
Net increase (decrease) in net assets resulting from operations	$1.36	$0.64	$(0.35)
Weighted average shares outstanding	6,987,287	214,640	22,222

*Per share information - basic and diluted and weighted average common shares outstanding for the year ended December 31, 2011 and for the period from May 5, 2010 (Inception) to December 31, 2010 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)

	For the Year Ended December 31,	For the Year Ended December 31.	For the Period from May 5, 2010 (Inception) to December 31,
	2012	2011	2010
Operations:
Net investment income (loss)	$4,414	$159	$(8)
Net realized gain from investments	1,471	1	—
Net realized gain from total return swap	1,958	—	—
Net unrealized appreciation (depreciation) on investments	1,269	(23)	—
Net unrealized appreciation on total return swap	388	—	—
Net increase (decrease) in net assets from operations	9,500	137	(8)
Stockholder distributions:
Net decrease in net assets from stockholder distributions	(7,405)	(158)	—
Capital share transactions:
Issuance of common stock, net of issuance costs	128,463	8,004	200
Reinvestment of stockholder distributions	2,181	43	—
Repurchases of common stock	(261)	—	—
Offering costs	—	(11)	—
Net increase in net assets from capital share transactions	130,383	8,036	200

Total increase in net assets	132,478	8,015	192
Net assets at beginning of period	8,207	192	—
Net assets at end of period	$140,685	$8,207	$192

Net asset value per common share*	$9.41	$9.01	$8.60
Common shares outstanding at end of period*	14,943,215	912,297	22,331

Accumulated under / (over) distributed net investment income	$696	$(6)	$(8)

*Net asset value per share and common shares outstanding for the year ended December 31, 2011 and for the period from May 5, 2010 (Inception) to December 31, 2010 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Period from May 5, 2010 (Inception) to December 31,
	2012	2011	2010
Operating activities:
Net increase (decrease) in net assets from operations	$9,500	$137	$(8)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Paid-in-kind interest income	(15)	(1)	—
Net accretion of discount on investments	(230)	(26)	—
Amortization of deferred financing costs	140	50	—
Sales and repayments of investments	135,746	122	—
Purchase of investments	(254,661)	(14,388)	—
Net realized gain from investments	(1,471)	(1)	—
Net unrealized (appreciation) depreciation on investments	(1,269)	23	—
Net unrealized appreciation on total return swap	(388)	—	—
(Increase) decrease in operating assets:
Cash collateral on deposit with custodian	(19,157)	—	—
Interest receivable	(1,070)	(142)	—
Receivable due on total return swap	(1,286)	—	—
Prepaid expenses and other assets	(193)	(41)	—
Receivable for unsettled trades	(11,913)	—	—
Increase (decrease) in operating liabilities:
Payable for unsettled trades	7,886	1,914	—
Management and incentive fees payable	904	—	—
Accounts payable and accrued expenses	87	295	8
Interest and credit facility fees payable	173	19	—
Net cash used in operating activities	(137,217)	(12,039)	—

Financing activities:
Proceeds from issuance of shares of common stock, net	128,463	8,047	200
Repurchases of common stock	(86)	—	—
Payments offering costs	(1,754)	(1,561)	(199)
Proceeds from line of credit	40,565	5,900	—
Payments of financing cost	(875)	(51)	—
Proceeds from affiliate, net	1,071	632	—
Paydowns on debt	(12,558)	—	—
Stockholder distributions	(4,257)	(101)	—
Net cash provided by financing activities	150,569	12,866	1

Net increase in cash and cash equivalents	13,352	827	1
Cash and cash equivalents, beginning of period	828	1	—
Cash and cash equivalents, end of period	$14,180	$828	$1

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

Supplemental information:
Interest paid during the period	$272	$30	$—
Supplemental non-cash information:
Payable for common stock repurchases	$175	$—	$—
DRIP distribution payable	$341	$21	$—
Cash distribution payable	$682	$35	$—
DRIP distribution paid	$1,917	$34	$—
Stock distribution paid	$264	$—	$—

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2012

Portfolio Company (a)	Industry	Investment Coupon Rate/Maturity	Effective Yield	Principal / Number of Shares	Amortized Cost	Fair Value ( c )	% of Net Assets

Senior Secured First Lien Debt - 59.9 (b)
Airvana Network Solutions, Inc.	High Tech Industries	L+8.00% (10.00%), 3/15/2017	11.68%	745	715	746	0.6%
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.75% (7.25%), 2/9/2018	7.91%	3,955	3,883	3,718	2.7%
Avaya, Inc.	Telecommunications	L+4.50% (4.94%),10/26/2017	7.58%	3,979	3,588	3,502	2.5%
Clover Technologies Group, LLC	Environmental Industries	L+5.50% (6.75%), 5/7/2018	7.08%	3,949	3,891	3,915	2.8%
ConvergeOne Holdings Corp.	Telecommunications	L+7.00% (8.50%), 6/8/2017	8.88%	3,900	3,842	3,876	2.8%
Corner Investment Propco, LLC	Hotel, Gaming & Leisure	L+9.75% (11.00%), 11/1/2019	11.92%	4,000	3,921	3,935	2.8%
Creative Circle, LLC	Services: Business	L+6.00% (7.25%), 9/28/2017	8.03%	9,938	9,742	9,788	7.0%
CST Industries, Inc.	Construction & Building	L+5.25% (8.50%), 5/23/2017	9.11%	3,900	3,855	3,866	2.7%
EIG Investors Corp.	Services: Business	L+5.00% (6.25%), 11/9/2019	6.43%	3,000	2,970	2,998	2.1%
eResearch Technology, Inc.	Healthcare & Pharmaceuticals	L+6.50% (8.00%), 7/11/2018	9.17%	499	480	493	0.4%
Hudson Products Holdings, Inc.	Capital Equipment	L+5.75% (7.00%), 6/7/2017	7.46%	4,000	3,960	4,005	2.8%
Ikaria Acquisition, Inc.	Healthcare & Pharmaceuticals	L+6.50% (7.75%), 9/15/2017	8.16%	3,990	3,971	4,005	2.8%
Jackson Hewitt, Inc.	Services: Business	L+8.50% (10.00%), 9/27/2017	11.07%	5,000	4,806	4,825	3.4%
K2 Pure Solutions Nocal, L.P.	Chemicals, Plastics & Rubber	L+7.75% (10.00%), 9/10/2015	10.23%	3,434	3,445	3,400	2.4%
Permian Tank & Manufacturing, Inc.	Energy: Oil & Gas	L+7.25% (9.00%), 3/16/2017	10.14%	1,550	1,515	1,578	1.1%
PPT Management, LLC	Healthcare & Pharmaceuticals	L+7.00% (8.50%), 10/31/2016	9.02%	1,989	1,978	1,989	1.4%
Precision Dermatology, Inc.	Healthcare & Pharmaceuticals	L+9.00% (13.00%), 4/25/2017	13.96%	5,000	4,978	4,995	3.6%
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	L+7.00% (8.25%), 11/1/2018	9.27%	4,000	3,882	3,890	2.8%
RedPrairie Corp.	High Tech Industries	L+5.00% (6.75%), 12/12/2018	6.75%	2,000	1,960	2,002	1.4%
Riverboat Corp. of Mississippi	Hotel, Gaming & Leisure	L+8.75% (10.00%), 11/29/2016	11.04%	10,000	9,802	9,900	7.0%
Source Refrigeration & HVAC, Inc.	Services: Business	L+5.25% (6.75%), 4/30/2017	7.37%	2,963	2,920	2,962	2.1%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2012

United Central Industrial Supply Company, LLC	Metals & Mining	L+6.25% (7.50%), 9/28/2018	8.69%	4,000	3,844	3,840	2.7%
Sub Total Senior Secured First Lien Debt					83,948	84,228	59.9%

Senior Secured Second Lien Debt - 23.7% (b)
EIG Investors Corp.	Services: Business	L+9.00% (10.25%), 5/9/2020	10.44%	4,000	3,960	3,980	2.8%
Eureka Hunter Holdings, LLC	Energy: Oil & Gas	12.50%, 8/16/2018	13.07%	5,000	5,000	5,000	3.6%
Plato Learning, Inc.	Media: Advertising, Printing & Publishing	L+9.75% (11.25%), 5/10/2019	12.19%	2,000	1,963	1,960	1.4%
Linc Energy Finance USA, Inc.	Energy: Oil & Gas	12.50%, 10/31/2017	13.1%	11,000	10,769	11,014	7.8%
RedPrairie Corp.	High Tech Industries	L+10.00% (11.25%), 12/12/2019	11.25%	8,000	7,840	8,147	5.8%
Teleflex Marine, Inc.	Hotel, Gaming & Leisure	13.50%, 8/24/2017	14.14%	3,332	3,259	3,258	2.3%
Sub Total Senior Secured Second Lien Debt					32,791	33,359	23.7%

Subordinated Debt - 2.8% (b)
S.B Restaurant Co., Inc. (d)	Beverage, Food & Tobacco	14.00%, 1/10/2018	15.42%	4,009	3,924	3,939	2.8%
Sub Total Subordinated Debt					3,924	3,939	2.8%

Collateralized Securities - 6.1% (b)
ALM 2012-6A CLO Subordinated Notes (e)	Banking, Finance, Insurance & Real Estate	6/14/2023	23.9%	2,000	1,980	2,030	1.4%
Carlyle CGMS 2012-1A Subordinated Notes (e)	Banking, Finance, Insurance & Real Estate	4/20/2022	27.14%	2,000	1,840	1,950	1.4%
Carlyle CGMS 2012-2A Subordinated Notes (e) (f) (g)	Banking, Finance, Insurance & Real Estate	7/20/2023	N/A	1,000	850	953	0.7%
MC Funding 2006 -1 Subordinated Notes (e)	Banking, Finance, Insurance & Real Estate	12/20/2020	26.34%	4,000	3,840	3,600	2.6%
Sub Total Collateralized Securities					8,510	8,533	6.1%

Equity/Other - 4.3% (b)
PennantPark Credit Opportunities Fund, L.P. (f) (i)	Banking, Finance, Insurance & Real Estate			5,000	5,000	5,137	3.6%
Precision Dermatology, Inc., Warrants, Strike: $1.148 (f)	Healthcare & Pharmaceuticals			218	—	—	—%
S.B Restaurant Co., Inc. - Warrants, Strike: $0.0001 (f)	Beverage, Food & Tobacco			—	—	223	0.2%
Tennenbaum Waterman Fund, L.P. (f) (h)	Banking, Finance, Insurance & Real Estate			768	752	752	0.5%
Sub Total Equity/Other					5,752	6,112	4.3%
TOTAL INVESTMENTS - 96.8% (b)					134,925	136,171	96.8%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

(a)
All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except ALM 2012-6A Subordinated Notes, Carlyle CGMS 2012-1A Subordinated Notes, Carlyle CGMS 2012-2A Subordinated Notes, MC Funding 2006-1 Subordinated Notes, PennantPark Credit Opportunities Fund L.P. and Tennenbaum Waterman Fund, L.P..

(b)	Percentages are based on net assets of $140,685 thousand as of December 31, 2012.

(c)
Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by the Company's board of directors as required by the Investment Company Act of 1940. (See Note 3 to the financial statements).

(d)	Terms of loan include PIK interest.

(e)	Investment coupon rate and effective yield for the collateralized securities is based on interest income received for the year ended December 31, 2012.

(f)	Non-income producing at December 31, 2012.

(g)	Effective yield is unable to be calculated as cash payment on the contract had not been received as of December 31, 2012.

(h)	The Company has committed to fund $10.0 million in Tennenbaum Waterman Fund, L.P. over a period ending no later than September 2015. The remaining commitment as of December 31, 2012 was $9.2 million.

(i)	The investment is subject to a three year lock-up restriction on withdrawals with a 3% fee charged on withdrawals in year 4.

The Company's investments are classified in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintain greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. The Company has no control investments and affiliated investments as defined under the 1940 Act.

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2012 (dollars in thousands):

	At December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio
Services: Business	$24,553	18.0%
Healthcare & Pharmaceuticals	19,090	14.0
Hotel, Gaming & Leisure	17,093	12.6
Energy: Oil & Gas	17,592	12.9
Banking, Finance, Insurance & Real Estate	14,422	10.6
Beverage, Food & Tobacco	4,162	3.1
High Tech Industries	10,895	8.0
Chemicals, Plastics & Rubber	3,400	2.6
Environmental Industries	3,915	2.9
Metals & Mining	3,840	2.8
Capital Equipment	4,005	2.9
Telecommunications	7,378	5.4
Media: Advertising, Printing & Publishing	1,960	1.4
Construction & Building	3,866	2.8
Total	$136,171	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2011

Portfolio Company (a)	Industry	Investment Coupon Rate/Maturity	Effective Yield	Principal / Number of Shares	Amortized Cost	Fair Value ( c )	% of Net Assets

Senior Secured First Lien Debt - 117.2% (b)
Audio Messaging Solutions, LLC	Media/Marketing	12.00%, 6/16/2016	12.00%	$1,085	$1,085	$1,085	13.3%
Avaya, Inc.	Telecommunications	L + 4.50% (5.01%), 10/26/2017	7.80%	292	260	272	3.3%
California Healthcare Medical Billing, Inc.	Professional Services	12.00%, 10/17/2015	12.00%	230	230	230	2.8%
Central Parking	Parking Services	L +2.25% (2.81%), 5/22/2014	8.54%	349	305	305	3.7%
Chrysler Group LLC	Automobile Manufacturing	L + 4.75% (6.00%), 5/24/2017	8.27%	299	270	284	3.5%
EIG Investors	Web Hosting	L + 6.50% (8.00%), 12/19/2017	8.43%	500	490	490	6.0%
Global Tel Link	Telecommunications	L + 5.50% (7.00%), 11/26/2017	7.41%	500	490	490	6.0%
Harrah's Propco	Resorts	L + 3.00% (3.25%), 2/13/2015	10.87%	400	290	290	3.5%
Harrison Hydra-Gen, Ltd.	Manufacturing	12.00%, 6/4/2015	12.00%	230	230	230	2.8%
Indianapolis Aviation Partners, LLC	Aviation Services	12.00%, 9/15/2014	12.00%	230	230	230	2.8%
J Jill	Fashion/Retail	L + 8.50% (10.00%), 3/17/2017	13.18%	550	484	451	5.5%
K2 Pure Solutions	Chemicals Manufacturing	L + 6.75% (10.00%), 9/10/2015	9.99%	450	450	450	5.5%
KIK Custom Products Inc.	Consumer Products	L + 2.25% (2.53%), 11/24/2014	5.24%	499	430	430	5.2%
McClatchy Co.	Media/Marketing	11.50%, 2/15/2017	12.55%	500	481	481	5.9%
Mid-Columbia Lumber Products, LLC	Construction Materials	12.00%, 12/18/2014	12.00%	230	230	230	2.8%
Omi Holdings	Manufacturing	12.00%, 4/13/2013	11.99%	996	996	996	12.1%
Open Solutions	Software	L + 2.13% (2.55%), 1/23/2014	8.92%	549	485	485	5.9%
OPI International Ltd. (d)	Oil and Gas Equipment and Services	12.00%, 11/30/2015	12.00%	230	230	230	2.8%
Pegasus Research Group, LLC	Media/Marketing	13.00% Cash / 3% PIK, 1/6/2016	16.00%	231	231	231	2.8%
PPL Rvs, Inc	Recreational Vehicles	18.00%, 6/10/2015	17.99%	215	215	215	2.6%
ProPT	Physical Therapy	L + 7.00% (8.50%), 10/31/2016	8.84%	988	988	988	12.1%
River Aggregates, LLC	Construction Materials	12.00%, 3/30/2016	12.00%	230	230	230	2.8%
Texas Competitive Electric	Utilities	L + 4.50% (4.78%), 10/10/2017	12.43%	450	307	288	3.5%
Sub Total Senior Secured First Debt					9,637	9,611	117.2%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2011

Senior Secured Second Lien Debt - 36.5% (b)
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

(b)	Percentages are based on net assets of $8,207 thousand thousand as of December 31, 2011.

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

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities or maintain greater than 50% of the board representation. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments. The Company has no control investments and affiliated investments as defined under the 1940 Act.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2011 (dollars in thousands):

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The Company sold 22,222 shares of common stock to its Adviser, an entity wholly owned by AR Capital, LLC (formerly known as American Realty Capital II, LLC) (the “Sponsor”) on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.  On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and commenced operations as of that date. As of December 31, 2012, the Company had issued 15.0 million shares of common stock for gross proceeds of $152.8 million including the shares purchased by the Sponsor and shares issued under the Company's distribution reinvestment plan ("DRIP"). As of December 31, 2012, the Company had repurchased 0.03 million shares of common stock for payments of $0.3 million.

On July 13, 2012, the Company, through a wholly-owned subsidiary, 405 TRS I, LLC (“405 Sub”), entered into a total return swap agreement (“TRS”) with Citibank, N.A. (“Citi”), which was subsequently amended on October 17, 2012 and December 7, 2012, increasing the maximum possible exposure under the TRS to $150.0 million. The 405 Sub is included within the Company's consolidated financial statements. The consolidated financial statements include both the Company's account and the account of 405 Sub. All significant intercompany transactions have been eliminated in consolidation.

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

The Company's investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. The Company anticipates that during its offering period it will invest largely in first and second lien senior secured loans and mezzanine debt issued by middle market companies. The Company may also purchase interests in loans through secondary market transactions in the "over-the-counter" market for institutional loans. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. The Company defines middle market companies as those with annual revenues between $10 million and $1 billion. The Company expects that each investment will range between approximately $1 million and $25 million, although this investment size will vary proportionately with the size of its capital base. As the Company increases its capital base during the offering period, it will, to a lesser extent, invest in, and ultimately intends to have a substantial portion of its assets invested in, customized direct loans to and equity securities of middle market companies. In most cases, companies to whom the Company provides customized financing solutions will be privately held at the time the Company invests in them.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The Company has entered into a fund administration servicing agreement and a fund accounting servicing agreement with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for the Company to operate. On August 13, 2012, the Company entered into a custody agreement with U.S. Bank National Association (“US Bank”). Under the custody agreement, US Bank will hold all of the portfolio securities and cash of the Company for certain of its subsidiaries, and will transfer such securities or cash pursuant to the Company’s instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the Company’s IPO. The Adviser and the Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. The Adviser will receive fees during the offering, operational and liquidation stages, and the Dealer Manager will receive fees during the offering stage.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, ("U.S. GAAP").

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

Valuation of Portfolio Investments

Portfolio investments are reported on the balance sheet at fair value. On a quarterly basis the Company performs an analysis of each investment to determine fair value as follows:

Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. The Company may also obtain quotes with respect to certain of the Company's investments from pricing services or brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.

Investments without a readily determined market value are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in fair value pricing the Company's investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

For an investment in an investment fund that does not have a readily determinable fair value, the Company measures the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of Financial Accounting Standards Board, ("FASB"), Accounting Standards Codification, ("ASC"), Topic 946, Financial Services-Investment Companies, as of the Company's measurement date. However, in determining the fair value of the Company's investment, the Company may make adjustments to the net asset value per share in certain circumstances, based on the Company's analysis of any restrictions on redemption of the shares of the investment as of the measurement date. The value of our TRS is primarily based on the increase or decrease in the value of the loans underlying the TRS, as determined by Citi based upon indicative pricing by an independent third-party pricing service.

As part of the Company's quarterly valuation process the Adviser may be assisted by an independent valuation firm engaged by the Company's board of directors. The audit committee of the Company's board of directors reviews each preliminary valuation and the Adviser and an independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee. The board of directors then discusses the valuations and determines the fair value of each investment, in good faith, based on the input of the Adviser, the independent valuation firm (to the extent applicable) and the audit committee of the board of directors.

Because there is not a readily available market value for most of the investments in its portfolio, the Company values substantially all of its portfolio investments at fair value as determined in good faith by its board of directors, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments may fluctuate from period to period. Additionally, the fair value of the Company's investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which the Company has recorded it.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Offering Costs

The Company has incurred certain costs in connection with the registration of shares of its common stock. These costs principally relate to professional fees, printing fees, fees paid to the SEC and fees paid to the Financial Industry Regulatory Authority. Offering costs are recorded as a reduction to contributed capital.

Pursuant to the Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for offering costs to the extent that together with all prior offering costs, the amounts exceed 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Additionally, the Company entered into an Expense Support Agreement (the “Expense Support Agreement”) with the Adviser whereby the Adviser may pay the Company up to 100% of all operating expenses. See Note 4 –-Related Party Transactions and Arrangements - for more information on these agreements.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s revolving Credit Facility are deferred and amortized using the straight-line method over the life of the respective facility.

Distributions

The Company has declared and paid cash distributions to stockholders on a monthly basis since it commenced operations. The amount of each such distribution will be subject to the discretion of the board of directors and applicable legal restrictions related to the payment of distributions. The Company will calculate each stockholder’s specific distribution amount for the month using record and declaration dates and accrue distributions on the date the Company accepts a subscription for shares of the Company’s common stock. From time to time, the Company may also pay interim distributions, including capital gains distributions, at the discretion of the Company’s board of directors. The Company’s distributions may exceed earnings, especially during the period before it has substantially invested the proceeds from the offering. As a result, a portion of the distributions made by the Company may represent a return of capital for U.S. federal income tax purposes. A return of capital is a return of each stockholder’s investment rather than earnings or gains derived from the Company’s investment activities.

Distribution Reinvestment Program

The Company has adopted an “opt in” DRIP pursuant to which investors may elect to have the full amount of their cash distributions reinvested in additional shares of the Company’s common stock. Participants in the Company’s DRIP are free to elect or revoke reinstatement in the DRIP within a reasonable time as specified in the plan. If an investor does not elect to participate in the plan, the investor will automatically receive any distributions the Company declares in cash. The Company expects to coordinate distribution payment dates so that the same price that is used for the closing date immediately following such distribution payment date will be used to calculate the purchase price for purchasers under the DRIP. The investors’ reinvested distributions will purchase shares at a price equal to 90% of the price that shares are sold in the offering at the closing immediately following the distribution payment date.

Interest Income

Investment transactions are accounted for on the trade date. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that such amounts are expected to be collected. The Company stops accruing interest on its investments when it is determined that interest is no longer collectible. Discounts and premiums on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortizations of premium on investments.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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

Income Taxes

The Company has to elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is exempt from federal income taxes if it distributes at least 90% of ‘‘Investment Company Taxable Income,’’ as defined in the Code, each year. Distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the dividends paid in such tax year. The Company intends to distribute sufficient distributions to maintain its RIC status each year. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income each calendar year, 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. The Company will generally endeavor each year to avoid any federal excise taxes.

Share Repurchase Program

The Company’s board of directors has adopted a Share Repurchase Program (“SRP”) that enables the Company’s stockholders to sell their shares to the Company in limited circumstances.  On September 12, 2012, the Company commenced its first quarterly tender offer pursuant to the SRP. The Company intends to conduct tender offers on a quarterly basis on such terms as may be determined by its board of directors in its complete and absolute discretion unless, in the judgment of the independent directors of its board of directors, such repurchases would not be in the Company’s best interests or would violate applicable law.

The Company currently intends to limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its distribution reinvestment plan. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable period to repurchase shares. In addition, as of the date of this filing, the Company will limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company will offer to repurchase such shares on each date of repurchase at a price equal to 92.5% of the share price in effect on each date of repurchase, which will be determined in the same manner that the Company determined the offering price per share for purposes of its continuous public offering. The Company’s board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice.

As of December 31, 2012, the Company had repurchased 0.03 million shares of common stock for payments of $0.3 million. As of December 31, 2011, the Company had not repurchased any shares.

New Accounting Pronouncements

In December 2011, the FASB, issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

In May 2011, the FASB issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company's own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance became effective for the Company beginning January 1, 2012 and, accordingly, the Company has presented the required disclosures (see Note 3). The adoption of this guidance did not have a material impact on the Company's financial position or results of operations as the guidance relates only to disclosure requirements.

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

The majority of the Company’s investment portfolio at December 31, 2012 was comprised of debt instruments for which Level 1 inputs, such as quoted prices, are not available. Therefore, at December 31, 2012, the majority of investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at December 31, 2012 may differ materially from values that would have been used had a ready market for the securities existed.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors. Portfolio investments are reported on the balance sheet at fair value. On a quarterly basis the Company performs an analysis of each investment to determine fair value as follows:

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. The Company may also obtain quotes with respect to certain of the Company's investments from pricing services or brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.

Investments without a readily determined market value are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in fair value pricing the Company's investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.

For an investment in an investment fund that does not have a readily determinable fair value, the Company measures the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of FASB and ASC Topic 946, Financial Services-Investment Companies, as of the Company's measurement date. However, in determining the fair value of the Company's investment, the Company may make adjustments to the net asset value per share in certain circumstances, based on the Company's analysis of any restrictions on redemption of the shares of the investment as of the measurement date. The value of our TRS is primarily based on the increase or decrease in the value of the loans underlying the TRS, as determined by Citi based upon indicative pricing by an independent third-party pricing service.

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

Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to the consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on the consolidated financial statements.

The following table presents fair value measurements of investments, by major class, as of December 31, 2012, according to the fair value hierarchy (dollars in thousands).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$59,038	$25,190	$84,228
Senior Secured Second Lien Debt	—	25,101	8,258	33,359
Subordinated Debt	—	—	3,939	3,939
Collateralized Securities	—	—	8,533	8,533
Equity/Other	—	—	6,112	6,112
Total Return Swap	—	388	—	388
Total	$—	$84,527	$52,032	$136,559

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The following table presents fair value measurements of investments, by major class, as of December 31, 2011, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$—	$9,611	$9,611
Senior Secured Second Lien Debt	—	—	2,996	2,996
Senior Unsecured Debt	—	—	887	887
Subordinated Debt	—	—	230	230
Equity/Other	547	—	—	547
Total	$547	$—	$13,724	$14,271

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2012 (dollars in thousands):

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Senior Unsecured Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2011	$9,611	$2,996	$887	$230	$—	$—	$13,724
Net unrealized gains	215	—	—	15	22	360	612
Purchases and other adjustments to cost	27,642	9,247	—	3,924	9,306	5,752	55,871
Sales and redemptions	(7,598)	(1,466)	—	(230)	(827)	—	(10,121)
Net realized gain	35	18	—	—	32	—	85
Net transfers in and/or out	(4,715)	(2,537)	(887)	—	—	—	(8,139)
Balance as of December 31, 2012	$25,190	$8,258	$—	$3,939	$8,533	$6,112	$52,032
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$215	$—	$—	$15	$22	$360	$612

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

For the year ended December 31, 2012, there were no transfers out of Level 1 to Level 2 or out of Level 2 to Level 3.

Investments in 19 portfolio companies were transferred from Level 3 to Level 2 in 2012 as the number and/or reliability of market quotes became available for these investments and have been subsequently used for valuation purposes.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2011 (dollars in thousands):

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Senior Secured Bonds	Senior Unsecured Debt	Subordinated Debt	Total
Balance as of December 31, 2010	$—	$—	$—	$—	$—	$—
Net unrealized gains (losses)	(27)	—	4	—	—	(23)
Purchases and other adjustments to cost	9,277	2,997	1,364	—	230	13,868
Sales and redemptions	(121)	(1)	—	—	—	(122)
Net realized gain	1	—	—	—	—	1
Net transfers in and/or out	481	—	(1,368)	887	—	—
Balance as of December 31, 2011	$9,611	$2,996	$—	$887	$230	$13,724
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(27)	$—	$4	$—	$—	$(23)

For the year ended December 31, 2011, there were no transfers out of Level 1 to Level 2 or out of Level 2 to Level 3.

The composition of the Company’s investments as of December 31, 2012, at amortized cost and fair value, were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$83,948	$84,228	61.9%
Senior Secured Second Lien Debt	32,791	33,359	24.5%
Subordinated Debt	3,924	3,939	2.9%
Collateralized Securities	8,510	8,533	6.3%
Equity/Other	5,752	6,112	4.4%
Total	$134,925	$136,171	100.0%

The composition of the Company’s investments as of December 31, 2011, at amortized cost and fair value, were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$9,637	$9,611	67.4%
Senior Secured Second Lien Debt	2,996	2,996	21.0%
Senior Unsecured Debt	884	887	6.2%
Subordinated Debt	230	230	1.6%
Collateralized Securities	—	—	—%
Equity/Other	547	547	3.8%
Total	$14,294	$14,271	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2012 (dollars in thousands). The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum
Senior Secured First Lien Debt	$25,190	Yield Analysis	Market Yield	6.75%	14.50%
Senior Secured Second Lien Debt	$8,258	Yield Analysis	Market Yield	13.25%	14.25%
Subordinated Debt	$3,939	Yield Analysis	Market Yield	15.50%	15.50%
Equity/Other	$223	Market Multiple Analysis	EBITDA Multiple	4.5x	4.9x
	$37,610

The remaining $14.4 million of our Level 3 investments consisted of $5.9 million of equity investments in funds which were valued based on the net asset values published by the fund and $8.5 million of collateralized securities. Since the Company uses third party dealer marks to estimate the fair value of its collateralized securities owned, the valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2012 have not been provided.

Significant increases or decreases in any of the above unobservable inputs in isolation would result in a significantly lower or higher fair value measurement for such assets.

Note 4 — Related Party Transactions and Arrangements

The Sponsor, including its wholly owned subsidiary, the Adviser, owns 0.16 million shares of the Company’s outstanding common stock as of December 31, 2012.

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

For the years ended December 31, 2012, and December 31, 2011, the Company incurred $1.3 million and $0.05 million respectively, of management fees, of which the Adviser waived $0.6 million and $0.05 million, respectively. For the period from May 5, 2010 (Inception) to December 31, 2010, the Company did not incur any management fees.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

For the years ended December 31, 2012, and December 31, 2011, the Company incurred $0.8 million and $0.07 million, respectively, of subordinated incentive fees on income, of which the Adviser waived $0.8 million and $0.07 million, respectively. For the period from May 5, 2010 (Inception) to December 31, 2010, the Company did not incur any subordinated incentive fees on income

For the year ended December 31, 2012, the Company incurred $0.2 million of capital gains incentive fees under the Advisory Agreement, of which the Adviser waived $0.2 million. For the year ended December 31, 2011, the Company did not incur any capital gains incentive fees under the Advisory Agreement. For the period from May 5, 2010 (Inception) to December 31, 2010, the Company did not incur any capital gains incentive fees under the Advisory Agreement.

For accounting purposes only, the Company is required under U.S. GAAP to also accrue a theoretical capital gains incentive fee based upon unrealized capital appreciation on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a capital gains incentive fee that would theoretically be payable to the Adviser. For the year ended December 31, 2012, the Company incurred $0.4 million of theoretical capital gains incentive fees. For the year ended December 31, 2011, and for the period from May 5, 2010 (Inception) to December 31, 2010, the Company did not incur any theoretical capital gains incentive fees. The amounts actually paid to the Adviser will be consistent with the Advisers Act and formula reflected in the Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

Expense Support Agreement

The Adviser and its affiliates may incur and pay costs and fees on behalf of the Company. The Company and its Adviser have entered into the Expense Support Agreement, whereby the Adviser may pay the Company up to 100% of all operating expenses (“Expense Support Payment”) for any period beginning on the effective date of the Registration Statement, until the Adviser and the Company mutually agree otherwise. The Expense Support Payment for any month shall be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offsets against amounts due from the Company to the Adviser.

Operating expenses subject to this agreement include expenses as defined by U.S. GAAP, including, without limitation, advisory fees payable and interest on indebtedness for such period, if any.

Pursuant to the terms of the Expense Support Agreement, the Company has agreed to reimburse the Adviser for each Expense Support Payment within three years from the end of the fiscal year in which such Expense Support Payment is made by the Adviser. Reimbursement shall be made as promptly as possible, but only to the extent such reimbursement does not cause the Company’s operating expenses, excluding organization and offering expenses, management fees and incentive fees payable to the Adviser, financing fees and interest, brokerage commissions and extraordinary expenses to exceed 1.5% of net assets attributable to shares of common stock after taking such payment into account.

If an Expense Support Payment has not been reimbursed prior to the end of the third fiscal year following the date such Expense Support Payment was made, the Company’s obligation to pay such Expense Support Payment shall automatically terminate, and be of no further effect.

The Company has recorded $1.6 million and $0.9 million as due from affiliate on the consolidated statements of assets and liabilities as of December 31, 2012 and December 31, 2011, respectively, which reflects the netting of amounts due from the Adviser and affiliates and amounts due from the Company. On August 24, 2012, the Adviser made a payment to the Company in the amount of $1.1 million for $1.3 million of offering costs and operating expenses pursuant to the Expense Support Agreement netted against $0.2 million due from the Company to the Adviser as reimbursement for payments made by the Adviser on behalf of the Company. As of December 31, 2012 , the Adviser had assumed on a cumulative basis, $0.3 million of offering costs and $1.0 million of operating expenses pursuant to the Expense Support Agreement. As of December 31, 2011, the Adviser had assumed on a cumulative basis, $0.1 million of offering costs pursuant to the Expense Support Agreement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Presented below is a summary of Expense Support Payments as of December 31, 2012, and the associated dates on which reimbursements of such Expense Support Payments expire (dollars in thousands).

Date of Expense Support Payments	Expense Support Payments	Date Reimbursement of Expense Support Payments Expire
August 24, 2012	$1,293	December 31, 2015
Total	$1,293

Offering Costs

Pursuant to the Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for offering expenses to the extent that, together with all prior offering expenses, the amounts exceed 1.5% of the aggregate gross proceeds from the Company’s on-going offering. As of December 31, 2012, offering costs in the amount of $1.6 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser; however, the Company may, but is not obligated to, pay certain amounts back to the Adviser over time. As of December 31, 2011, offering costs in the amount of $0.9 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser; however, the Company may, but is not obligated to, pay certain amounts back to the Adviser over time.

Note 5 — Borrowings

In January 2011, the Company entered into an agreement to obtain a revolving line of credit in the amount of $10.0 million with Main Street Capital Corporation ("Main Street"). The line was available to the Company until January 2013 and permitted the Company to periodically draw on the available funds to purchase securities or pay certain expenses. The line of credit had a variable interest rate based on the London Interbank Offered Rate ("LIBOR") plus 3.50%. On July 24, 2012, the Company used working capital and certain proceeds from the total return swap of its subsidiary, 405 Sub, to repay all of the obligations under the Company's credit facility with Main Street. The Company was not required to pay any prepayment penalty in connection with such repayment. The Company expensed all remaining deferred financing costs associated with the Company's credit facility with Main Street. For the years ended December 31, 2012 and December 31, 2011 the Company incurred interest expense related to the outstanding borrowings on the credit facility with Main Street in the amount of $0.2 million and $0.05 million, respectively. For the period from May 5, 2010 (Inception) to December 31, 2010, the Company incurred no interest expense on the credit facility with Main Street since there were no outstanding borrowings during the period.

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

The Credit Facility will be priced at the one month maturity LIBOR, with no LIBOR floor, plus a spread ranging between 2.00% and 2.75% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The non-usage fee per annum for the first six months is 0.50%; thereafter, the non-usage fee per annum is 0.50% and 2.0%, if the unused balance of the Credit Facility is less than or exceeds 20% of the available facility, respectively. For the year ended December 31, 2012, the Company incurred $0.07 million of non-usage fees. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable in July 2016.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Borrowings under the Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. As of December 31, 2012, the Company was in compliance with regards to the Credit Facility covenants. The Credit Facility may be prepaid in whole or in part, subject to customary breakage costs. In the event that the Credit Facility is terminated prior to the first anniversary, an additional amount is payable to Wells Fargo equal to 2.00% of the maximum amount of the Credit Facility.

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

Borrowings of Funding I will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act, applicable to business development companies.

As of December 31, 2012, the Company had deferred financing costs of $0.8 million, net of accumulated amortization of $0.09 million in connection with the Credit Facility with Wells Fargo. At December 31, 2012, $33.9 million was drawn on the Credit Facility with Wells Fargo. For the year ended December 31, 2012, the Company incurred interest expense related to the outstanding borrowings on the Credit Facility with Wells Fargo in the amount of $0.2 million. For the year ended December 31, 2011 and for the period from May 5, 2010 (Inception) to December 31, 2010, the Company had no deferred financing costs and incurred no interest expense on the Credit Facility with Wells Fargo since there were no outstanding borrowings during the period.
The weighted average annualized interest cost for all borrowings for the years ended December 31, 2012 and 2011 were 2.73% and 3.73%, respectively. The average debt outstanding for the years ended December 31, 2012 and 2011 were $13.8 million and $3.7 million, respectively. The maximum debt outstanding for the year ended December 31, 2012 and 2011 were $33.9 million and $5.9 million, respectively.

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

	Level	Carrying Amount at December 31, 2012	Fair Value at December 31, 2012
Revolving Credit Facility	3	$33,907	$33,907

	Level	Carrying Amount at December 31, 2011	Fair Value at December 31, 2011
Revolving Credit Facility	3	$5,900	$5,900

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 6 — Total Return Swap

On July 13, 2012, the Company, through its wholly-owned subsidiary, 405 Sub, entered into a TRS with Citi, which was amended on October 17, 2012 and December 7, 2012, to increase the aggregate market value of the portfolio of loans selected by 405 Sub.

A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. The TRS effectively adds leverage to the Company's portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. The TRS enables the Company, through its ownership of 405 Sub, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citi.

The obligations of 405 Sub under the TRS are non-recourse to the Company and the Company's exposure to the TRS is limited to the amount that it contributes to 405 Sub in connection with the TRS. Generally, that amount will be the amount that 405 Sub is required to post as cash collateral for each loan (which in most instances is approximately 25% of the market value of a loan at the time that such loan is purchased). The cash collateral on deposit as of December 31, 2012 was $19.2 million. As amended, the TRS provides that 405 Sub may select a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the TRS) of $150.0 million.

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

At December 31, 2012, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and consolidated statements of operations consisted of the following (dollars in thousands):

	Net Receivable	Net Realized Gains
Interest and other income from TRS portfolio	$1,066	$1,696
BDCA TRS interest expense	(198)	(293)
Gains on TRS asset sales	418	555
Net realized gain from TRS	$1,286	$1,958

The Company did not have a TRS prior to July 13, 2012.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The fair value of the TRS is reflected as an unrealized gain or loss on the total return swap on the consolidated statements of assets and liabilities. The change in value of the TRS is reflected in the consolidated statements of operations as net unrealized appreciation (depreciation) on the total return swap.
As of December 31, 2012, the fair value of the TRS was $0.4 million.

As of December 31, 2012, 405 Sub had exposure to 17 underlying loans with a total notional amount of $71.7 million and posted $19.2 million in cash collateral held by Citibank, which is reflected in cash collateral on deposit with custodian on the consolidated statements of assets and liabilities.

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

The following is a summary of the underlying loans subject to the TRS as of December 31, 2012 (dollars in thousands):

Underlying Loan	Industry	Investment Coupon Rate, Maturity Date	Principal	Notional Amount	Market Value	Unrealized Appreciation (Depreciation)
Senior Secured First Lien Debt
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.75%, 2/9/2018	3,440	3,234	3,234	—
Clover Technologies Group, LLC	Environmental Industries	L+5.50%, 5/7/2018	4,936	4,899	4,893	(6)
Corner Investment Propco, LLC	Hotel, Gaming & Leisure	L+9.75%, 11/1/2019	5,000	4,900	4,919	19
DS Waters of America, Inc.	Beverage, Food & Tobacco	L+9.00%, 8/22/2017	2,487	2,509	2,550	41
eResearch Technology, Inc.	Healthcare & Pharmaceuticals	L+6.50%, 7/11/2018	2,494	2,394	2,462	68
Hearthside Food Solutions, LLC	Beverage, Food & Tobacco	L+5.25%, 5/30/2017	5,492	5,467	5,458	(9)
Hudson Products Holdings, Inc.	Capital Equipment	L+5.75%, 6/7/2017	3,500	3,465	3,504	39
Ikaria Acquisition, Inc.	Healthcare & Pharmaceuticals	L+6.50%, 9/15/2017	4,489	4,466	4,505	39
Jackson Hewitt, Inc.	Services: Business	L+8.50%, 9/27/2017	5,000	4,800	4,825	25
Jacobs Entertainment, Inc.	Hotel, Gaming & Leisure	L+5.00%, 10/30/2018	3,990	3,930	3,950	20
K2 Pure Solutions Nocal, L.P.	Chemicals, Plastics & Rubber	L+7.75%, 9/10/2015	2,499	2,487	2,474	(13)
Northfield Park Associates, LLC	Hotel, Gaming & Leisure	L+7.75%, 11/1/2018	5,000	4,900	5,000	100
Pinnacle Operating Corp.	Chemicals, Plastics & Rubber	L+5.50%, 11/15/2018	3,990	3,870	3,900	30
Plato Learning, Inc.	Media: Advertising, Printing & Publishing	L+6.00%, 5/10/2018	1,950	1,943	1,931	(12)
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	L+7.00%, 11/1/2018	5,000	4,850	4,863	13
United Central Industrial Supply Company, LLC	Metals & Mining	L+6.25%, 9/28/2018	5,000	4,800	4,800	—
St. George's University Scholastic Services, LLC	Services: Business	L+7.00%, 12/15/2017	9,000	8,820	8,854	34
Sub Total Senior Secured First Lien Debt				$71,734	$72,122	$388
Total				$71,734	$72,122	$388

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

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

Note 9 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and through December 31, 2012, the Company sold 15.0 million shares of common stock for gross proceeds of $152.8 million, including shares purchased by the Sponsor and shares issued under the DRIP. As of December 31, 2012, the Company had repurchased 0.03 million shares of common stock for payments of $0.3 million.

The following table reflects the common stock activity for the year ended December 31, 2012 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	13,833,715	$141,520
Shares Issued through DRIP	227,382	2,181
Share Repurchases	(25,731)	(261)
	14,035,366	$143,440

The following table reflects the common stock activity for the year ended December 31, 2011 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	900,265	$9,000
Shares Issued through DRIP	7,584	70
Share Repurchases	—	—
	907,849	$9,070

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

See Note 12 - Distribution in the Company's notes to consolidated financial statements included in this report regarding a common stock distribution declared on March 29, 2012.

Note 10 — Share Repurchase Program

The Company intends to conduct quarterly tender offers pursuant to its share repurchase program. The Company’s board of directors will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares and under what terms:

•	the effect of such repurchases on the Company's qualification as a RIC (including the consequences of any necessary asset sales);

•	the liquidity of the Company's assets (including fees and costs associated with disposing of assets);

•	the Company's investment plans and working capital requirements;

•	the relative economies of scale with respect to the Company's size;

•	the Company's history in repurchasing shares or portions thereof; and

•	the condition of the securities markets.

The Company currently intends to limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its DRIP. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, as of December 31, 2012, the Company will limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company will offer to repurchase such shares on each date of repurchase at a price equal to 92.5% of the share price in effect on each date of repurchase, which will be determined in the same manner that the Company determined the offering price per share for purposes of its continuous public offering. The Company’s board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice. The first such tender offer commenced on September 12, 2012 and was completed on October 8, 2012. Upon completion of its first quarterly tender offer, on October 8, 2012, the Company repurchased 0 shares at the offered price of $9.7125 per share for aggregate consideration totaling $0. During the year ended December 31, 2012, the Company repurchased 0 shares through its tender offer.

During the year ended December 31, 2012, the Company repurchased 0.03 million shares for an aggregate amount of $0.3 million related to death and disability. During the year ended December 31, 2011, the Company did not repurchase any shares.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 11 — Net Increase in Net Assets

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of December 31, 2012, 2011 and 2010.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the years ended December 31, 2012 and 2011 and for the period from May 5, 2010 (Inception) to December 31, 2010 (dollars in thousands except share and per share amounts):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Period from May 5, 2010 (Inception) to December 31,
	2012	2011	2010
Basic and diluted
Net increase (decrease) in net assets from operations	$9,500	$137	$(8)
Weighted average common shares outstanding*	6,987,287	214,640	22,222
Net increase (decrease) in net assets resulting from operations per share - basic and diluted*	$1.36	$0.64	$(0.35)

*Per share information - basic and diluted and weighted average common shares outstanding for the year ended December 31, 2011 and for the period from May 5, 2010 (Inception) to December 31, 2010 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

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

On October 15, 2012, the Company announced that it was increasing its public offering price per share from $10.60 to $10.70, which became effective for shares purchased in the bi-monthly closing on November 1, 2012.

Note 12 — Distributions

The Company has declared and paid cash distributions to stockholders on a monthly basis since it commenced operations. From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of December 31, 2012, the Company had accrued $1.02 million in stockholder distributions that were unpaid. As of December 31, 2011, the Company had accrued $0.06 million in stockholder distributions that were unpaid.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

The following table reflects the cash distributions per share that we have paid on our common stock to date (dollars in thousands except per share amounts):

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2011:
September 30, 2011	October 3, 2011	$0.07	$13	$13	$26
October 31, 2011	November 1, 2011	0.07	20	14	34
November 30, 2011	December 1, 2011	0.06	25	17	42
December 31, 2011	January 3, 2012	0.06	35	21	56
			$93	$65	$158
2012:
January 31, 2012	February 1, 2012	$0.06	$47	$26	$73
February 29, 2012	March 1, 2012	0.06	80	34	114
March 31, 2012	April 2, 2012	0.06	118	48	166
April 30, 2012	May 1, 2012	0.06	157	65	222
May 31, 2012	June 1, 2012	0.07	289	91	380
June 30, 2012	July 2, 2012	0.06	313	113	426
July 31, 2012	August 1, 2012	0.07	361	146	507
August 31, 2012	September 4, 2012	0.07	394	173	567
September 30, 2012	October 1, 2012	0.06	429	203	632
October 31, 2012	November 1, 2012	0.07	505	247	752
November 30, 2012	December 3, 2012	0.07	612	287	899
December 17, 2012	December 27, 2012	0.09	917	462	1,379
December 31, 2012	January 2, 2013	0.07	682	341	1,023
			$4,904	$2,236	$7,140
2013:
January 31, 2013	February 1, 2013	$0.07	$787	$396	$1,183
			$787	$396	$1,183

The following table reflects the stock distributions per share that the Company declared on its common stock to date:

Date Declared	Record Date	Payment Date	Per Share	Distribution Percentage	Shares Issued
March 29, 2012	May 1, 2012	May 2, 2012	$0.05	0.49%	25,709

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

Note 13 — Income Tax Information and Distributions to Stockholders

The tax character of distributions for the fiscal years ended December 31, 2012 and 2011 were as follows (dollars in thousands):

	2012		2011
Ordinary income distributions	$7,141	100%	$158	100%
Capital gains distributions	—	—	—	—
Total distributions	$7,141	100%	$158	100%

During 2012, the Company made a non-taxable stock distribution of $0.3 million.

For the years ended December 31, 2012 and 2011, the reconciliation of net increase in net assets resulting from operations to taxable income is as follows (dollars in thousands):

	2012	2011
Book income from operating activities	$9,500	137
Net unrealized (gain) / loss on investments	(1,657)	23
Amortization of market discount	(30)	—
Taxable income before deductions for distributions paid	$7,813	160

As of December 31, 2012 and 2011, the components of accumulated gain and losses on a tax basis were as follows (dollars in thousands):

	2012	2011
Undistributed ordinary income / (loss)	$696	$(6)
Undistributed long-term net capital gains	—	—
Total undistributed net earnings	696	(6)
Net unrealized gain / (loss) on investments	1,634	(23)
Total undistributed (undistributable) taxable income	$2,330	$(29)

During 2012, as a result of permanent book-to-tax differences, the Company increased accumulated under / (over) distributed net investment income and decreased paid-in capital in excess of par value by $0.3 million. Aggregate stockholders’ equity was not affected by this reclassification.

Tax information for the fiscal year ended December 31, 2012 is an estimate and will not be finally determined until the Company files its 2012 tax return.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. Although the Company files federal and state tax returns our major tax jurisdiction is federal. The Company's inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

There were no deferred tax assets or liabilities as of December 31, 2012 or 2011.

As of December 31, 2012, the Company had a $30 thousand difference between book basis and tax basis cost of investments due to amortization of market discounts. The Company did not have a difference between book basis and tax basis cost of investments as of December 31, 2011.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 14 — Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2012, 2011 and for the period from May 5, 2010 (Inception) to December 31, 2010:

	For the Year Ended December 31,	For the Year Ended December 31,	For the Period from May 5, 2010 (Inception) to December 31,
	2012	2011	2010
Per share data*:
Net asset value, beginning of period	$9.00	$8.60	$—

Results of operations (1) Net investment income (loss)	0.63	0.74	(0.35)
Net realized and unrealized appreciation (depreciation) on investments	0.39	(0.10)	—
Net realized and unrealized appreciation on total return swap	0.34	—	—
Net increase (decrease) in net assets resulting from operations	1.36	0.64	(0.35)

Stockholder distributions (2) Distributions from net investment income	(0.82)	(0.73)	—
Distributions from net realized gain on investments and total return swap	(0.24)	—	—
Net decrease in net assets resulting from stockholder distributions	(1.06)	(0.73)	—

Capital share transactions Issuance of common stock (3)	0.39	0.54	8.95
Repurchases of common stock (4)	—	—	—
Offering costs	(0.28)	(0.05)	—
Net increase in net assets resulting from capital share transactions	0.11	0.49	8.95
Net asset value, end of period	$9.41	$9.00	$8.60
Shares outstanding at end of period	14,943,215	912,297	22,331
Total return (6)	15.19%	7.66%	(3.89)%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$140,685	$8,207	$192
Ratio of net investment income to average net assets (5)(8)	5.51%	5.38%	(8.20)%
Ratio of operating expenses to average net assets (5)(8)	3.12%	5.05%	8.20%
Ratio of incentive fees to average net assets (8)	0.50%	2.26%	—%
Ratio of credit facility related expenses to average net assets (8)	0.85%	4.03%	—%
Portfolio turnover rate (7)	158.35%	1.49%	—%

*Per share information and weighted average common shares outstanding for the year ended December 31, 2011 and for the period from May 5, 2010 (Inception) to December 31, 2010 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

_____________________

(1)
The per share data was derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense waiver and reimbursement equals $1.09 for the year ended December 31, 2012. Net investment income per share excluding the expense waiver and reimbursement equals ($3.17) for the year ended December 31, 2011. There was no expense waiver or reimbursement for the period from May 5, 2010 (Inception) to December 31, 2010.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous offering.

(4)    The per share impact of the Company's repurchases of common stock is a reduction to net asset value of less than
$0.01 per share during the year ended December 31, 2012. The Company had no repurchases in 2011 and 2010.

(5)    For the year ended December 31, 2012, excluding the expense waiver and reimbursement, the ratio of net investment income and operating expenses to average net assets is 3.17% and 5.47%, respectively. For the year ended December 31, 2011, the ratio of net investment income and operating expenses to average net assets was (22.26)% and 32.69% respectively. For the period from May 5, 2010 (Inception) to December 31, 2010, there was no expense waiver and reimbursement.

(6)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the year ended December 31, 2012, includes the effect of the expense waiver and reimbursement which equaled 2.35%. The total return based on net asset value for the year ended December 31, 2011, includes the effect of the expense waiver and reimbursement which equaled 27.64%. For the period from May 5, 2010 (Inception) to December 31, 2010, there was no expense waiver and reimbursement.

(7)    Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Not annualized.

(8)    Ratios are annualized.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

Note 15 – Selected Quarterly Data (Unaudited)

The following is the quarterly results of operations for the year ended December 31, 2012 and 2011. The operating results for any quarter are not necessarily indicative of results for any future period (dollars in thousands except share and per share amounts):

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Investment income	$3,174	$1,974	$1,156	$610
Operating expenses
Total expenses before expense waivers and reimbursements from Adviser	1,608	1,409	782	578
Less: Waiver of management and incentive fees	(88)	(798)	(477)	(248)
Less: Expense support reimbursements from Adviser	—	—	(189)	(77)
Total expenses net of expense waivers and reimbursements from Adviser	1,520	611	116	253
Net investment income	1,654	1,363	1,040	357
Net realized and unrealized gain on investments and total return swap	2,036	2,498	139	413
Net increase in net assets resulting from operations	$3,690	$3,861	$1,179	$770
Per share information - basic and diluted*
Net investment income	$0.13	$0.16	$0.21	$0.21
Net increase in net assets resulting from operations	$0.29	$0.47	$0.23	$0.44
Weighted average common shares outstanding	12,779,778	8,297,178	5,055,135	1,739,161

*Per share information and weighted average common shares outstanding for the quarter ended March 31, 2012 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Investment income	$246	$62	$—	$—
Operating expenses
Total expenses before expense waivers and reimbursements from Adviser	301	490	113	63
Less: Waiver of management and incentive fees	(72)	(44)	—	—
Less: Expense support reimbursements from Adviser	(131)	(571)	—	—
Total expenses net of expense waivers and reimbursements from Adviser	98	(125)	113	63
Net investment income (loss)	148	187	(113)	(63)
Net realized and unrealized gain (loss) on investments and total return swap	(22)	—	—	—
Net increase (decrease) in net assets resulting from operations	$126	$187	$(113)	$(63)
Per share information - basic and diluted*
Net investment income (loss)	$0.22	$1.26	$(5.06)	$(2.82)
Net increase (decrease) in net assets resulting from operations	$0.19	$1.26	$(5.06)	$(2.82)
Weighted average common shares outstanding	660,264	147,578	22,222	22,222

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

*Per share information and weighted average common shares outstanding for the quarterly results of operations for the year ended December 31, 2011 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

Note 16 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements except for the following:

Subsequent to December 31, 2012 through the date of issuance of the financial statements included herein, the Company has purchased 41 debt investments and 2 equity investment with an aggregate face value of $104.5 million for $103.7 million in cash and sold 43 debt investments with an aggregate carrying value of $59.5 million for an aggregate redemption value of $60.1 million in cash resulting in a realized gain of $0.6 million.

From January 1, 2013 to March 21, 2013, the Company has issued 7.4 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $78.4 million.

The Company commenced a tender offer on December 13, 2012, which was completed on January 15, 2013. Upon completion of the tender offer, on January 15, 2013, the Company repurchased 10,732 shares at the offered price of $9.8975 per share for aggregate consideration totaling $106,220.

On February 5, 2013, the Company's board of directors authorized the increase of the Company’s public offering price of its common shares from $10.70 to $10.80 per share. The increase became effective with the Company’s bi-monthly closing scheduled on or about February 18, 2013, and is consistent with the Company’s pricing policy, which ensures that its net offering price per share will not be less than its net asset value per share.

On February 5, 2013, the Company's board of directors authorized an increase to its annualized distribution. The Company will pay distributions at an annualized rate of 7.75%, based upon a public offering price of $10.80 per share, effective with the Company’s bi-monthly closing scheduled on or about February 18, 2013. With each future public offering price increase, the Company intends to sustain a 7.75% annualized distribution rate, subject to further approval by its board of directors.

On February 25, 2013, the Company's board of directors authorized the increase of the Company's public offering price of its common shares from $10.80 to $10.90 per share. The increase became effective with the Company's bi-monthly closing scheduled on or about March 1, 2013, and is consistent with the Company's pricing policy, which ensures that its net offering price per share will not be less than its net asset value per share. The Company's board of directors also approved an increase of the Company's annualized distribution, in order to sustain a 7.75% annualized distribution rate, based upon the increase to the Company's public offering price.