Form 10-K/A
period 2012-12-31
Business Development Corp of America
filed 2013-04-30
CIK 1490927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2 (File No. 333-166636), which shares are being sold at $11.00 per share as of April 30, 2013, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price below net asset value per share.

There were 23,551,095 shares of the Registrant’s common stock outstanding as of April 1, 2013.

EXPLANATORY NOTE

Business Development Corporation of America (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) pursuant to General Instruction G(3) to Form 10-K, which amends and supplements our  Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2013 (the “2012 Form 10-K”).  This Form 10-K/A provides the information required to be disclosed in Part III, Items 10 through 14, and updates the information contained in Part IV, Item 15.  As a result of this amendment, the Company is filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Form 10-K/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  The cover page of this amendment has also been revised to provide the number of outstanding shares of the Company’s common stock as of April 1, 2013.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the 2012 Form 10-K.

i

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2012

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors, including our independent directors, is responsible for monitoring and supervising the performance of our day-to-day operations. Directors are elected annually by our stockholders, and there is no limit on the number of times a director may be elected to office. Each director serves until the next annual meeting of stockholders or (if longer) until his or her successor is duly elected and qualifies. Our Articles of Amendment and Restatement (“Charter”) and bylaws provide that the number of directors shall be fixed by a resolution of the Board of Directors; provided, however, that from the commencement of the Company’s ongoing initial public offering the number of directors shall never be less than three or greater than fifteen. The number of directors on the Board is currently fixed at five.

Nominees

The table set forth below lists the names and ages of each of the members of the Board of Directors::

Name	Age	Position
Nicholas S. Schorsch	52	Chairman and Chief Executive Officer
William M. Kahane	65	Director
Leslie D. Michelson	62	Independent Director
William G. Stanley	57	Independent Director
Edward G. Rendell	69	Independent Director

Business Experience of Nominees

Nicholas S. Schorsch

Nicholas S. Schorsch has served as an interested director and chief executive officer of the Company since its formation in May 2010. Mr. Schorsch served as chairman of the board of directors of American Realty Capital Trust, Inc. (“ARCT”) until January 2013 when ARCT closed its merger with Realty Income Corporation and, until March 2012, the chief executive officer, of ARCT, the ARCT advisor and the ARCT property manager since their formation in August 2007. Mr. Schorsch has served as chairman and the chief executive officer of American Realty Capital New York Recovery REIT, Inc. (“NYRR”), the NYRR property manager and the NYRR advisor since their formation in October 2009. Mr. Schorsch has served as the chief executive officer of the Phillips Edison-ARC Shopping Center REIT Inc. (“PE-ARC”) advisor since its formation in December 2009. Mr. Schorsch has been the chairman and the chief executive officer of American Realty Capital – Retail Centers of America, Inc. (“ARC RCA”) and the ARC RCA advisor since their formation in July 2010 and May 2010, respectively. Mr. Schorsch has been the chairman and the chief executive officer of American Realty Capital Healthcare Trust, Inc. (“ARC HT”), the ARC HT advisor and the ARC HT property manager since their formation in August 2010. Mr. Schorsch has been the chairman and chief executive officer of American Realty Capital Daily Net Asset Value Trust, Inc. (“ARC DNAV”), the ARC DNAV advisor and the ARC DNAV property manager since their formation in September 2010. Mr. Schorsch also has been the chairman and chief executive officer of American Realty Capital Properties, Inc. (“ARCP”) and the ARCP advisor since their formation December 2010 and November 2010, respectively. Mr. Schorsch served as chairman and chief executive officer of American Realty Capital Trust III, Inc. (“ARCT III”), the ARCT III advisor and the ARCT III property manager from their formation in October 2010 until the close of ARCT III’s merger with ARCP in February 2013. Mr. Schorsch has been the chairman and chief executive officer of American Realty Capital Global Trust, Inc. (“ARC Global”), the ARC Global advisor and the ARC Global property manager since their formation in July 2011, July 2011 and January 2012, respectively. Mr. Schorsch has served as the chief executive officer and chairman of the board of directors of American Realty Capital Trust IV, Inc. (“ARCT IV”) since its formation February 2012 and as the chief executive officer of the ARCT IV advisor and the ARCT IV property manager since their formation in February 2012. Mr. Schorsch has served as the chairman of the board of directors of American Realty Capital Healthcare Trust II, Inc. (“ARC HT II”) since its formation in October 2012. Mr. Schorsch has served as the chairman of the board of directors and chief executive officer of ARC Realty Finance Trust, Inc. (“ARC RFT”) since its formation in November 2012 and as chief executive officer of the ARC RFT advisor since its formation in November 2012. Mr. Schorsch has served as chairman of the board of directors of American Realty Capital Trust V, Inc. (“ARCT V”) and as chief executive officer of ARCT V, the ARCT V advisor and the ARCT V property manager since its inception in January 2013. Mr. Schorsch has served as executive chairman of the board of directors of RCS Capital Corporation (“RCS Capital”) since February 2013. From September 2006 to July 2007, Mr. Schorsch was chief executive officer of an affiliate, American Realty Capital, a real estate investment firm. Mr. Schorsch founded and formerly served as president, chief executive officer and vice chairman of American Financial Realty Trust (“AFRT”) from its inception as a REIT in September 2002 until August 2006. AFRT was a publicly traded REIT (which was listed on the NYSE within one year of its inception) that invested exclusively in offices, operation centers, bank branches, and other operating real estate assets that are net leased to tenants in the financial services industry, such as banks and insurance companies. Through American Financial Resource Group (“AFRG”) and its successor corporation, AFRT, Mr. Schorsch executed in excess of 1,000 acquisitions, both in acquiring businesses and real estate property with transactional value of approximately $5 billion, while also operating offices in Europe that focused on sale and leaseback and other property transactions in Spain, France, Germany, Finland, Norway and the United Kingdom. In 2003, Mr. Schorsch received an Entrepreneur of the Year award from Ernst & Young. From 1995 to September 2002, Mr. Schorsch served as chief executive officer and president of AFRG, AFRT’s predecessor, a private equity firm founded for the purpose of acquiring operating companies and other assets in a number of industries. Prior to AFRG, Mr. Schorsch served as president of a non-ferrous metal product manufacturing business, Thermal Reduction. He successfully built the business through mergers and acquisitions and ultimately sold his interests to Corrpro (NYSE) in 1994. Mr. Schorsch attended Drexel University. We believe that Mr. Schorsch’s current experience as chairman and chief executive officer of NYRR, ARC RCA, ARC DNAV, ARC HT, ARCP, ARC Global, ARCT IV, ARC RFT and ARCT V, his current experience as chairman of ARC HT II, his previous experience as president, chief executive officer and vice chairman of AFRT and chairman and chief executive officer of ARCT and ARCT III, and his significant real estate acquisition experience, make him well qualified to serve as the chairman of our Board of Directors.

William M. Kahane

William M. Kahane has been an interested director of the Company since its formation in May 2010 and, until March 2012, was president of the Company. Mr. Kahane served as the president and chief operating officer of the BDCA Adviser, LLC (the “Adviser”) from its formation in June 2010 until March 2012. Mr. Kahane has been active in the structuring and financial management of commercial real estate investments for over 35 years. Mr. Kahane served as an executive officer of ARCT, the ARCT advisor and the ARCT property manager from their formation in August 2007 until the close of ARCT’s merger with Realty Income Corporation in January 2013. He also served as a director of ARCT from August 2007 until January 2013. Mr. Kahane has served as a director of ARC RCA since its formation in July 2010. He also had served as an executive officer of ARC RCA and the ARC RCA advisor from their formation in July 2010 and May 2010, respectively, until March 2012. Mr. Kahane also has been a director of PE-ARC and the president, chief operating officer and treasurer of the PE-ARC advisor since their formation in December 2009. Mr. Kahane has served as a director of NYRR since its formation in October 2009 and had served as an executive officer of NYRR from October 2009 until March 2012 and as an executive officer of the NYRR advisor and property manager from their formation in November 2009 until March 2012. Mr. Kahane served as a director of ARC DNAV and an executive officer of ARC DNAV, the ARC DNAV advisor and the ARC DNAV property manager from their formation in September 2010 until March 2012. Mr. Kahane served as an executive officer of ARCT III from October 2010 until April 2012 and as an executive officer of the ARCT III advisor and the ARCT III property manager from their formation in October 2010 until April 2012. Mr. Kahane has served as a director of ARC HT since its formation in August 2010 and as president and chief operating officer of ARC HT, the ARC HT advisor and the ARC HT property manager from August 2010 until March 2012. Mr. Kahane served as a director and executive officer of ARCP and as an executive officer of the ARCP advisor from their formation in December 2010 and November 2010, respectively, until March 2012. Mr. Kahane was reappointed as a director of ARCP in February 2013. Mr. Kahane was appointed as a director of ARC HT II in March 2013. Mr. Kahane has served as chief executive officer and a director of RCS Capital since February 2013. Mr. Kahane has served as a member of the investment committee of Aetos Capital Asia Advisors, a $3 billion series of opportunistic funds focusing on assets primarily in Japan and China, since 2008. Mr. Kahane began his career as a real estate lawyer practicing in the public and private sectors from 1974 – 1979. From 1981 – 1992, Mr. Kahane worked at Morgan Stanley & Co., specializing in real estate, becoming a managing director in 1989. In 1992, Mr. Kahane left Morgan Stanley to establish a real estate advisory and asset sales business known as Milestone Partners which continues to operate and of which Mr. Kahane is currently the chairman. Mr. Kahane served as a trustee at AFRT (April 2003 to August 2006), during which time Mr. Kahane served as chairman of the finance committee of AFRT’s board of trustees. Mr. Kahane has been a managing director of GF Capital Management & Advisors LLC (“GF Capital”), a New York-based merchant banking firm, where he has directed the firm’s real estate investments since 2001. GF Capital offers comprehensive wealth management services through its subsidiary TAG Associates LLC, a leading multi-client family office and portfolio management services company with approximately $5 billion of assets under management. Mr. Kahane also was on the board of directors of Catellus Development Corp., a NYSE growth-oriented real estate development company, where he served as chairman. Mr. Kahane received a B.A. from Occidental College, a J.D. from the University of California, Los Angeles Law School and an MBA from Stanford University’s Graduate School of Business. We believe that Mr. Kahane’s current experience as a director of ARC RCA, NYRR, ARC HT, ARC HT II, ARCP and PE-ARC, his prior experience as an executive officer and director of ARC DNAV, ARCT III and ARCT, his prior experience as chairman of the board of Catellus Development Corp. and his significant investment banking experience in real estate, make him well qualified to serve as a member of our Board of Directors.

Leslie D. Michelson

Leslie D. Michelson was appointed as an independent director of the Company in January 2011. Mr. Michelson also has served as an independent director of ARC HT since January 2011 and as lead independent director of ARC HT since July 2012. Mr. Michelson served as an independent director of ARCT from January 2008 until the close of its merger with Realty Income Corporation in January 2013. Mr. Michelson was appointed as lead independent director of ARCT in July 2012. Mr. Michelson served as an independent director of ARC RCA from March 2012 until October 2012. Mr. Michelson also has served as an independent director of ARCP since October 2012. Mr. Michelson was appointed as lead independent director of ARC RFT in January 2013. Mr. Michelson served as an independent director of ARC DNAV from August 2011 until February 2012 and served as a director of NYRR from October 2009 until August 2011. Mr. Michelson has served as the chairman and chief executive officer of Private Health Management, a retainer-based primary care medical practice management company since April 2007. Mr. Michelson served as vice chairman and chief executive officer of the Prostate Cancer Foundation, the world’s largest private source of prostate cancer research funding, from April 2002 until December 2006 and currently serves on its board of directors. Mr. Michelson served on the board of directors of Catellus Development Corp. from 1997 until 2004 when the company was sold to ProLogis. Mr. Michelson was a member of the Audit Committee of the board of directors for 5 years and served at various times as the chairman of the Audit Committee and the Compensation Committee. From April 2001 to April 2002, he was an investor in, and served as an advisor or director of, a portfolio of entrepreneurial healthcare, technology and real estate companies. From March 2000 to August 2001, he served as chief executive officer and as a director of Acurian, Inc., an Internet company that accelerates clinical trials for new prescription drugs. From 1999 to March 2000, Mr. Michelson served as an adviser of Saybrook Capital, LLC, an investment bank specializing in the real estate and health care industries. From June 1998 to February 1999, Mr. Michelson served as chairman and co-chief executive officer of Protocare, Inc., a manager of clinical trials for the pharmaceutical industry and disease management firm. From 1988 to 1998, he served as chairman and chief executive officer of Value Health Sciences, Inc., an applied health services research firm he co-founded. Mr. Michelson has been a director of Nastech Pharmaceutical Company Inc., a NASDAQ-traded biotechnology company focused on innovative drug delivery technology, from 2004 to 2008, of Highlands Acquisition Company, an AMEX-traded special purpose acquisition company, from 2007 to 2009, and of G&L Realty Corp., a NYSE-traded medical office building REIT from 1995 to 2001, and of Landmark Imaging, a privately held diagnostic imaging and treatment company from 2007 to 2010. Also since June 2004 and through the present, he has been and is a director and vice chairman of ALS-TDI, a philanthropy dedicated to curing Amyotrophic Lateral Sclerosis (“ALS”), commonly known as Lou Gehrig’s disease. Mr. Michelson received his B.A. from The Johns Hopkins University in 1973 and a J.D. from Yale Law School in 1976. We believe that Mr. Michelson’s current experience as lead independent director of ARC HT and ARC RFT; his current experience as an independent director of ARCP, his previous experience as a member of the board of directors of ARC DNAV, NYRR, ARC RCA and ARCT, and Catellus Development Corp. and his legal education make him well qualified to serve as a member of our Board of Directors.

William G. Stanley

William G. Stanley was appointed as an independent director of the Company in January 2011. Mr. Stanley has been an independent director of ARCT from January 2008 until the close of its merger with Realty Income Corporation in January 2013 and as an independent director of ARC RCA since February 2011. Mr. Stanley was appointed as head independent director of ARCT IV in January 2013. Mr. Stanley also serves as an independent director of NYRR since October 2009. Mr. Stanley is the founder and managing member of Stanley Laman Securities, LLC (“SLS”), a FINRA member broker-dealer, since 2004, and the founder and president of The Stanley-Laman Group, Ltd (“SLG”), a registered investment advisor for high net worth clients since 1997. SLG has built a multi-member staff which critically and extensively studies the research of the world’s leading economists and technical analysts to support its tactical approach to portfolio management. Over its history, SLG and SLS have assembled an array of intellectual property in the investment, estate, tax and business planning arena. Mr. Stanley has earned designations as a Chartered Financial Consultant, Chartered Life Underwriter, and received his Master of Science in Financial Services from the American College in 1997. Mr. Stanley holds FINRA Series 7, 63 and 24 licenses. We believe that Mr. Stanley’s current experience as an independent director of ARC RCA, ARCT IV and NYRR, his prior experience as an independent director of ARCT, his significant background in the finance and investment management industry and his service on the board of directors of other public companies in the past makes him well qualified to serve as a member of our Board of Directors.

Edward G. Rendell

Edward G. Rendell was appointed as an independent director of the Company in January 2011. Governor Rendell also has served as an independent director of ARCT III from March 2012 until the close of its merger with ARCP in February 2013 and as an independent director of ARC RCA since October 2012. Governor Rendell served as an independent director of ARCP from July 2011 until October 2012. Governor Rendell was reappointed as an independent director of ARCP in February 2013. Mr. Rendell was appointed as an independent director of ARC Global in May 2012. Governor Rendell also served as an independent director of ARC HT from January 2011 until March 2012. Governor Rendell served as the 45th Governor of the Commonwealth of Pennsylvania from January 2003 through January 2011. As the Governor of the Commonwealth of Pennsylvania, he served as the chief executive of the nation’s 6th most populous state and oversaw a budget of $28.3 billion. He also served as the Mayor of Philadelphia from January 1992 through January 2000. As the Mayor of Philadelphia, he eliminated a $250 million deficit, balanced the city’s budget and generated five consecutive budget surpluses. He was also the General Chairperson of the National Democratic Committee from November 1999 through February 2001. Governor Rendell served as the District Attorney of Philadelphia from January 1978 through January 1986. In 1986 he was a candidate for governor of the Commonwealth of Pennsylvania. In 1987, he was a candidate for the mayor of Philadelphia. From 1988 through 1991, Governor Rendell was an attorney at the law firm of Mesirov, Gelman and Jaffe. From 2000 through 2002, Governor Rendell was an attorney at the law firm of Ballard Sphar. Governor Rendell worked on several real estate transactions as an attorney in private practice. An Army veteran, Governor Rendell holds a B.A. from the University of Pennsylvania and a J.D. from Villanova Law School. We believe that Governor Rendell’s current experience as an independent director of ARCT III, ARC RCA and ARC Global, his prior experience as an independent director of ARCP and ARC HT, his over thirty years of legal, political and management experience gained from serving in his capacities as the Governor of Pennsylvania and as the Mayor and District Attorney of Philadelphia, including his experience in overseeing the acquisition and management of Pennsylvania’s real estate development transactions, including various state hospitals, make him well qualified to serve as a member of our Board of Directors.

Information about the Board of Directors and its Committees

The Board of Directors ultimately is responsible for the management and control of our business and operations. We have no employees and have retained the Adviser to manage our day-to-day operations, including the acquisition of our properties. The Adviser is indirectly wholly owned by AR Capital, LLC which is owned and controlled by Mr. Nicholas S. Schorsch, our chairman and chief executive officer and William M. Kahane, one of our directors.

The Board of Directors held a total of nine meetings during the fiscal year ended December 31, 2012 and took action by written consent on 18 occasions. Each incumbent director attended at least 78% of the total number of meetings of the Board of Directors and committees on which they served. Our directors are invited and encouraged to attend the Annual Meeting. All of our incumbent directors attended last year’s annual meeting of stockholders.

Committees of the Board of Directors

Audit Committee

Our audit committee is composed entirely of independent directors. The audit committee is responsible for approving our independent accountants, reviewing with our independent accountants the plans and results of the audit engagement, approving professional services provided by our independent accountants, reviewing the independence of our independent accountants and reviewing the adequacy of our internal accounting controls. The audit committee met four times in 2012. The audit committee is also responsible for aiding our Board of Directors in fair value pricing of debt and equity securities that are not publicly traded or for which current market values are not readily available. The Board of Directors and audit committee may utilize the services of a nationally recognized independent valuation firm to help them determine the fair value of these securities. Messrs. Michelson (Chairman) and Stanley serve as the members of our audit committee. The Board of Directors has determined that Mr. Michelson is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934. The charter of the audit committee is available in print to any stockholder who requests it and is also available on the Company’s website at http://www.bdcofamerica.com.

Compensation Committee

Each member of the compensation committee is independent for purposes of the Investment Company Act of 1940. The compensation committee operates pursuant to a written charter and conducts periodic reviews of our Amended and Restated Investment Advisory and Management Services Agreement (the “Agreement”). The committee considers in such periodic reviews, among other things, whether the compensation of our Adviser is reasonable in relation to the nature and quality of services performed, and whether the provisions of the Agreement are being satisfactorily performed. Messrs. Michelson (Chairman), Rendell and Stanley serve as the members of our compensation committee. Our compensation committee met one time in 2012. The charter of the compensation committee is available in print to any stockholder who requests it and is also available on the Company’s website at http://www.bdcofamerica.com.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is composed entirely of independent directors. The nominating and corporate governance committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the Board of Directors or a committee of the Board of Directors, developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the board and our management. The nominating and corporate governance committee met four times in 2012. Messrs. Michelson, Rendell and Stanley (Chairman) serve as the members of our nominating and corporate governance committee. The charter of the nominating and corporate governance committee is available in print to any stockholder who requests it and is also available on the Company’s website at http://www.bdcofamerica.com.

When nominating director candidates, the nominating and corporate governance committee takes into consideration such factors as it deems appropriate. These factors may include judgment, skill, diversity, experience with investment companies and other organizations of comparable purpose, complexity, size and subject to similar legal restrictions and oversight, the interplay of the candidate’s experience with the experience of other members of the Board of Directors, each candidate’s ability to devote sufficient time to the affairs of the Company, and the extent to which the candidate would be a desirable addition to the Board and any committees thereof. In addition, while the Board of Directors does not have a formal policy on diversity, it will consider issues of diversity, including diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills when filling vacancies on the Board of Directors. Other than the foregoing, there are no stated minimum criteria for director nominees. The director nominees for the Annual Meeting were approved by the members of the nominating and corporate governance committee and the entire Board of Directors.

The nominating and corporate governance committee considers candidates suggested by its members and other members of the Board of Directors, as well as the Company’s management and stockholders. A stockholder who wishes to recommend a prospective nominee for the Board of Directors must provide notice to the secretary of the Company in accordance with the requirements set forth in the Company’s Bylaws, which are described in greater detail under the heading “Stockholder Proposals for the 2014 Annual Meeting.” Nominees for director who are recommended by stockholders will be evaluated in the same manner as any other nominee for director.

Corporate Leadership Structure

Since our inception, Mr. Schorsch has served as chairman of our Board of Directors and our chief executive officer. Our Board of Directors believes that our chief executive officer is best situated to serve as chairman because he is the director most familiar with our business and industry and most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. We believe the combined role of chairman and chief executive officer is in the best interest of the Company because it provides the appropriate balance between strategic development and independent oversight of management.

Oversight of Risk Management

Our Board of Directors, in its entirety, plays an active role in overseeing management of our risks. Our Board of Directors regularly reviews information regarding our credit, liquidity and operations, as well as the risks associated with each. Each committee of our Board of Directors plays a distinct role with respect to overseeing management of our risks:

•	Audit Committee: Our audit committee oversees the management of enterprise risks. To this end, our audit committee meets at least annually (i) to discuss our risk management guidelines, policies and exposures and (ii) with our independent registered public accounting firm to review our internal control environment and other risk exposures.

•	Compensation Committee: Our compensation committee oversees the management of risks relating to the fees paid to the Adviser under the Agreement. In fulfillment of this duty, the compensation committee meets at least annually to review the agreements. In addition, the compensation committee reviews the performance of the Adviser to determine whether the compensation paid was reasonable in relation to the nature and quality of services performed and whether the provisions of the Agreement were being satisfactorily performed.

•	Nominating and Corporate Governance Committee: Our nominating and corporate governance committee manages risks associated with the independence of our Board of Directors and potential conflicts of interest.

While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the committees each report to our Board of Directors on a regular basis to apprise our Board of Directors regarding the status of remediation efforts of known risks and of any new risks that may have arisen since the previous report.

Director Independence

Our Charter and bylaws provide for a Board of Directors with no fewer than three and no more than fifteen directors, a majority of whom must be independent. Under our Charter, a director is considered independent if he or she is not an “interested person” as that term is defined under Section 2(a)(19) of the 1940 Act. Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company. The members of the Board of Directors that are not independent directors are referred to as interested directors.

Communications with the Board of Directors

The Company’s stockholders may communicate with the Board of Directors by sending written communications addressed to such person or persons in care of Business Development Corporation of America, 405 Park Avenue, 14th Floor, New York, New York 10022, Attention: Nicholas Radesca, Chief Financial Officer and Treasurer. Mr. Radesca will deliver all appropriate communications to the Board of Directors no later than the next regularly scheduled meeting of the Board of Directors. If the Board of Directors modifies this process, the revised process will be posted on the Company’s website.

Executive Officers

The following table presents certain information concerning each of our executive officers serving in such capacity:

Name	Age	Principal Occupation and Positions Held
Nicholas S. Schorsch	52	Chairman and Chief Executive Officer
Peter M. Budko	53	President and Chief Operating Officer
Nicholas Radesca	47	Chief Financial Officer and Treasurer
Robert K. Grunewald	50	Chief Investment Officer
William M. Kahane	65	Director

Nicholas S. Schorsch

Please see “Business Experience of Nominees” on page 5 for biographical information about Mr. Schorsch.

Peter M. Budko

Peter M. Budko has served as president of the Company since April 2012 and has served as the chief operating officer of the Company since January 2011. Mr. Budko has served as the chief executive officer of the Adviser since June 2010. He also served as the chief investment officer of the Company from May 2010 until April 2012. Mr. Budko founded and formerly served as Managing Director and Group Head of the Structured Asset Finance Group, a division of Wachovia Capital Markets from 1997 to 2006. As head of this group, Mr. Budko had responsibility for a diverse platform of structured financial and credit products, including commercial asset securitization; net lease credit financing and acquisitions; structured tax free asset exchange solutions and qualified intermediary services for real estate exchange investors. While at Wachovia, Mr. Budko acquired over $5 billion of assets. From 1987 to 1997, Mr. Budko worked in the Private Placement and Corporate Real Estate Finance Groups at NationsBank Capital Markets (predecessor to Bank of America Securities), becoming head of the Corporate Real Estate Finance group in 1990. Within the Private Placement group, Mr. Budko was responsible for the origination, structuring and placement of highly structured debt offerings by corporate issuers within NationsBank. Mr. Budko received a B.A. in Physics from the University of North Carolina.

Nicholas Radesca

Nicholas Radesca has served as the chief financial officer and treasurer of the Company and the Adviser since February 2013. Mr. Radesca has also served as the chief financial officer and treasurer of ARC RFT and the ARC RFT advisor since January 2013. Prior to joining American Realty Capital in December 2012, Mr. Radesca was employed by Solar Capital Management, LLC, from March 2008 to May 2012, where he served as the chief financial officer and corporate secretary for Solar Capital Ltd. and its predecessor company, and Solar Senior Capital Ltd., both of which are publicly traded business development companies. From 2006 to February 2008, Mr. Radesca served as the chief accounting officer at iStar Financial Inc., a publicly traded commercial REIT, where his responsibilities included overseeing accounting, tax and SEC reporting. Prior to iStar, Mr. Radesca served in various senior accounting and financial reporting roles at Fannie Mae, Del Monte Foods Company, Providian Financial Corporation and Bank of America. Mr. Radesca has nearly 20 years of experience in financial reporting and accounting and is a licensed certified public accountant in New York and Virginia. He holds a B.S. in accounting from the New York Institute of Technology and an M.B.A. from the California State University, East Bay.

Robert K. Grunewald

Robert K. Grunewald has served as the chief investment officer of the Company since April 2012. Mr. Grunewald has also served as the chief investment officer of the Adviser since September 2011. Mr. Grunewald has over 25 years of experience with middle market finance, business development companies and asset management. Within the finance industry, he has participated as a lender, investment banker, M&A advisor, portfolio manager and hedge fund operator. As head of Financial Services M&A at NationsBank/ Montgomery Securities from 1992 through 1997, Mr. Grunewald and his team completed numerous assignments for clients throughout the specialty finance industry. In 1997, Mr. Grunewald was recruited to lead the Specialty Finance Investment Banking Practice at what became Wachovia Securities. At Wachovia, Mr. Grunewald managed a number of high profile transactions, including initial public offerings and secondary offerings for some of the largest publicly-traded BDCs and finance companies including Capital Source, American Capital Strategies, Allied Capital, Ares Capital and Gladstone Capital. In 2006, Mr. Grunewald joined American Capital Strategies, or ACAS, a publicly-traded BDC and global asset manager with current assets under management in excess of $52 billion. As head of the Financial Services Investment Practice from 2006 through 2009, Mr. Grunewald and his team focused on investment activity in the specialty finance, insurance, depository and asset management sectors. In his three years at ACAS, Mr. Grunewald committed over $1 billion to debt and equity investments and also founded two highly successful financial services companies at ACAS: Core Financial Holdings, a diversified commercial finance company and asset based lender, and American Capital Agency Corporation (NASDAQ: “AGNC”), a publicly traded mortgage REIT, currently with over $43 billion in assets. Mr. Grunewald’s relationships and contacts within the middle market finance arena will allow BDCA to source debt and equity investments from a large universe of middle market originators and sponsors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares of Common Stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4 and 5 filed by such persons and information provided by the Company’s directors and officers, our directors and executive officers complied with all filing requirements under Section 16(a), except for (i) the Form 3 filed by Robert Grunewald on March 20, 2013, (ii) the Form 3 filed by Nicholas Radesca on March 20, 2013, (iii) the Form 4 filed by Brian S. Block on March 14, 2013, and (iv) the Form 4 filed by William G. Stanley on April 26, 2012.

CODE OF ETHICS

The Board of Directors adopted a Code of Ethics effective as of January 25, 2011 (the “Code of Ethics”), which is applicable to the directors, officers and employees of the Company and its subsidiaries and affiliates. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations.

The Code of Ethics is available on the Company’s website at http://www.bdcofamerica.com by clicking on “Code of Ethics.” You may also obtain a copy of the Code of Ethics by writing to our Secretary at: Business Development Corporation of America, 405 Park Avenue, 45th Floor, New York, New York 10022, Attention: Nicholas Radesca. A waiver of the Code of Ethics for our chief executive officer may be made only by the Board of Directors or the appropriate committee of the Board of Directors and will be promptly disclosed to the extent required by law. A waiver of the Code of Ethics for all other employees may be made only by our chief executive officer or chief operating officer, and shall be discussed with the Board of Directors or a committee of the Board of Directors as appropriate.

COMPENSATION COMMITTEE REPORT

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Board of Directors recommended that the Compensation Discussion and Analysis be included in this Proxy Statement.

Leslie D. Michelson
William G. Stanley
Edward G. Rendell

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We currently have no employees. The Adviser performs our day-to-day management functions. Our executive officers are all employees of the Adviser. We do not pay any of these individuals for serving in their respective positions. See “Certain Relationships and Related Transactions” below for a discussion of fees and expenses payable to the Adviser and its affiliates. In the future, should the Company internalize the services provided to it by the Adviser, the Board of Directors expects to align compensation paid to executive officers on both a long and short term basis in the form of cash salaries and the issuance of stock options. Total compensation will be tied to individual performance and supplemented with awards tied to the Company’s achieving certain financial and non-financial objectives as pre-determined by the Company’s Board of Directors.

Compensation of Executive Officers

None of our executive officers receive direct compensation from us. We do not currently have any employees and do not expect to have any employees in the foreseeable future. The services necessary for the operation of our business will be provided to us by our officers and the employees of the Adviser and our Administrator, US Bancorp Fund Services, LLC, pursuant to the terms of the Agreement and administration agreement. See “Certain Relationships and Related Transactions” below for a discussion of the Company’s relationship with the Adviser and its affiliates.

Compensation of Directors

The following table sets forth information regarding compensation of our directors during the fiscal year ended December 31, 2012:

Name	Fees Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Nicholas S. Schorsch(1)	$—	$—	$—	$—	$—	$—	$—
William M. Kahane(1)	—	—	—	—	—	—	—
Leslie D. Michelson(2)	32,750	—	—	—	—	—	32,750
William G. Stanley(3)	27,750	—	—	—	—	—	27,750
Edward G. Rendell(4)	21,500	—	—	—	—	—	21,500

____________________

(1)	Messrs. Schorsch and Kahane receive no compensation for serving as a director.

(2)	Mr. Michelson earned fees in the amount of $27,500 for his services as a director during the fiscal year ended December 31, 2012. The payment of $32,750 represents $27,500 and $5,250 for services rendered during the year ended December 31, 2012 and 2011, respectively.

(3)	Mr. Stanley earned fees in the amount of $22,500 for his services as a director during the fiscal year ended December 31, 2012. The payment of $27,750 represents $22,500 and $5,250 for services rendered during the years ended December 31, 2012 and 2011, respectively.

(4)	Governor Rendell earned fees in the amount of $20,000 for his services as a director during the fiscal year ended December 31, 2012. The payment of $21,500 represents $20,000 and $1,500 for services rendered during the years ended December 31, 2012 and 2011, respectively.

Independent directors receive an annual fee of $20,000 plus reimbursement of any reasonable out-of pocket expenses incurred in connection with their service on the Board of Directors. In addition, the chairman of the audit committee receives an annual fee of $5,000 and the chairman of each of the nominating and corporate governance committee and the compensation committee receive an annual fee of $2,500 for their additional services, if any, in these capacities. In addition, the Company purchases directors’ and officers’ liability insurance on behalf of its directors and officers. The Company’s independent directors will also receive compensation for the in-person attendance of certain industry-related events and seminars in the amount of: (1) $2,500 for each day of an external seminar, conference, panel, forum or other industry-related event that does not exceed four hours; or (2) $5,000 for each day of an external seminar, conference, panel, forum or other industry-related event that exceeds four hours.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

All members of the Compensation Committee are independent directors and none of the members are present or past employees of the Company. No member of the Compensation Committee: (i) has had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K; or (ii) is an executive officer of another entity, at which one of our executive officers serves on the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Company’s Common Stock as of April 15, 2013, in each case including shares of Common Stock which may be acquired by such persons within 60 days, by:

•	each person known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock based solely upon the amounts and percentages contained in the public filings of such persons;

•	each of the Company’s officers and directors; and

•	all of the Company’s officers and directors as a group.

Beneficial Owner(1)	Number of Shares Beneficially Owned		Percent of Class(2)
Interested Directors:
Nicholas S. Schorsch	—		*
William M. Kahane	—		—
Independent Directors:
Leslie D. Michelson	—		—
William G. Stanley	4,678		*
Edward G. Rendell	—		—
Officers (that are not directors):
Peter M. Budko	—		—
Nicholas Radesca	—		—
Robert K. Grunewald	—		—
All directors and executive officers as a group (8 persons)	167,745	(3)	*

_____________

*	Less than 1%

(1)	The business address of each individual or entity listed in the table is 405 Park Avenue, New York, New York 10022.

(2)	Based on a total of 23,551,095 shares of common stock issued and outstanding on April 15, 2013.

(3)	Represents shares held by BDCA Adviser, LLC, which is 100% owned by American Realty Capital II Advisors, LLC, which is indirectly majority-owned by Nicholas S. Schorsch and William M. Kahane.

(4)	Includes 163,067 shares held by BDCA Adviser, LLC. See footnote 3.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Adviser

We have entered into the Agreement with the Adviser, which is indirectly wholly owned by AR Capital, which is majority-owned and controlled by Mr. Schorsch, our chairman and chief executive officer, and Mr. Kahane, a member of our Board of Directors. Our chief financial officer and chief compliance officer and the Adviser’s investment professionals may also serve as principals of other investment managers affiliated with the Adviser or AR Capital that may in the future manage investment funds with investment objectives similar to ours.

For the year ended December 31, 2012, we incurred $1.3 million of management fees, of which the Adviser waived $0.6 million. For the year ended December 31, 2012, we incurred $1.4 million of incentive fees, of which the Advisor waived $1.0 million.

The Adviser, pursuant to a private placement, contributed an aggregate of $200,000 to purchase 22,222 shares of common stock at $9.00 per share, which represents the public offering price at that time of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. Because no sales commission or dealer manager fees were paid on the gross offering proceeds from the private placement, the per share net offering proceeds received by us from the private placement were equal to the per share net offering proceeds that we received from investors who purchased our shares at a price of $10.00 in this offering. In addition, the Adviser has agreed to contribute an additional $1,300,000 to purchase 140,845 shares of our common stock at $9.23 per share before we accept $15,000,000 in subscriptions so that the aggregate contribution by the Adviser will be $1,500,000. The Adviser will not tender any of its shares for repurchase as long as they continue to serve as our investment adviser.

Any transaction with our affiliates must be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of the directors, including a majority of disinterested directors.

Expense Support Agreement

The Adviser and its affiliates may incur and pay costs and fees on behalf of the Company which may be reimbursable to the Adviser. The Company and the Adviser have entered into the Expense Support Agreement whereby the Adviser may pay the Company up to 100% of all offering and operating expenses (“Expense Support Payment”) for any period beginning on the effective date of the Registration Statement, until the Adviser and the Company mutually agree otherwise. The Expense Support Payment for any month shall be paid by the Adviser to the Company in cash and/or offsets against amounts due from the Company to the Adviser, no later than five business days after the end of such month.

Offering and operating expenses subject to this agreement included offering costs incurred in connection with the Company’s ongoing offering of common stock, which are recorded as a component of equity, and expenses as defined by U.S. GAAP, including, without limitation, advisory fees payable and interest on indebtedness for such period, if any.

Pursuant to the terms of the Expense Support Agreement, the Company has agreed to reimburse the Adviser for each Expense Support Payment within three years from the date in which such Expense Support Payment is made by the Adviser, if requested by the Adviser. Reimbursement shall be made as promptly as possible, but only to the extent it does not cause the Company’s operating expenses, excluding organization and offering expenses, management fees and incentive fees payable to the Adviser, financing fees and interest, brokerage commissions and extraordinary expenses to exceed 1.5% of net assets attributable to shares of common stock after taking such payment into account.

If an Expense Support Payment has not been reimbursed within three years of the date such Expense Support Payment was incurred, the Company’s obligation to pay such Expense Support Payment shall automatically terminate, and be of no further effect.

As of December 31, 2012, the Adviser had assumed $0.3 million of offering costs and $1.0 million of operating expenses pursuant to the Expense Support Agreement.

Affiliated Dealer Manager

We have engaged Realty Capital Securities, LLC, which is owned by an entity which is under common control with AR Capital, LLC, as the Company’s dealer manager and pay fees to such entity pursuant to the dealer manager agreement. Under the terms of the dealer manager agreement, Realty Capital Securities, LLC acts as the Company’s exclusive dealer manager until the end of our initial public offering or until the dealer manager agreement is terminated by us or them. Mr. Schorsch, the Company’s chief executive officer and chairman of the Board of Directors, indirectly owns a majority of the voting interests of Realty Capital Securities, LLC.

Allocation of the Adviser’s Time

We rely, in part, on the Adviser to manage our day-to-day activities and to implement our investment strategy. The Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to the Company. As a result of these activities, the Adviser, its employees and certain of its affiliates will have conflicts of interest in allocating their time between the Company and other activities in which they are or may become involved. Therefore, the Adviser, its personnel, and certain affiliates may experience conflicts of interest in allocating management time, services, and functions among us and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other affiliated entities than to the Company. However, the Adviser believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all activities in which they are involved.

Appraisal and Compensation

The Charter provides that, in connection with any transaction involving a merger, conversion or consolidation, either directly or indirectly, involving the Company and the issuance of securities of a surviving entity after the successful completion of such transaction, or “roll-up,” an appraisal of all our assets will be obtained from a competent independent appraiser which will be filed as an exhibit to the registration statement registering the roll-up transaction. Such appraisal will be based on all relevant information and shall indicate the value of our assets as of a date immediately prior to the announcement of the proposed roll-up. The engagement of such independent appraiser shall be for the exclusive benefit of our stockholders. A summary of such appraisal shall be included in a report to the Company’s stockholders in connection with a proposed roll-up. All stockholders will be afforded the opportunity to vote to approve such proposed roll-up, and shall be permitted to receive cash in an amount of such stockholder’s pro rata share of the appraised value of our net assets.

Sales and Leases to Company

The Charter provides that we may not purchase or lease assets in which the Adviser or any of its affiliates has an interest unless all of the following conditions are met: (a) the transaction occurs at the formation of the Company and is fully disclosed to our stockholders in a prospectus or in a periodic report; and (b) the assets are sold or leased upon terms that are reasonable to us and at a price not to exceed the lesser of cost or fair market value as determined by an independent expert, as such term is defined in the Charter. However, the Adviser may purchase assets in its own name (and assume loans in connection therewith) and temporarily hold title thereto, for the purposes of facilitating the acquisition of the assets, the borrowing of money, obtaining financing for the Company, or the completion of construction of the assets, provided that all of the following conditions are met: (i) the assets are purchased by the Company at a price no greater than the cost of the assets to the Adviser; (ii) all income generated by, and the expenses associated with, the assets so acquired shall be treated as belonging to the Company; and (iii) there are no other benefits arising out of such transaction to the Adviser apart from compensation otherwise permitted by the NASAA Omnibus Guidelines.

Sales and Leases to the Adviser, Directors or Affiliates

The Charter provides that we may not sell assets to the Adviser or any affiliate thereof unless such sale is duly approved by the holders of shares of stock entitled to cast a majority of all the votes entitled to be cast on the matter. The Company may not lease assets to the Adviser or any affiliate thereof unless all of the following conditions are met: (a) the transaction occurs at the formation of the Company and is fully disclosed to the stockholders in the prospectus or in a periodic report; and (b) the terms of the transaction are fair to us.

Loans

The Charter provides that, except for the advancement of indemnification funds, no loans, credit facilities, credit agreements or otherwise may be made by us to the Adviser or any affiliate thereof.

Commissions on Financing, Refinancing or Reinvestment

The Charter provides that we generally may not pay, directly or indirectly, a commission or fee to the Adviser or any affiliate thereof in connection with the reinvestment of profits and available reserves or of the proceeds of the resale, exchange or refinancing of assets.

Lending Practices

The Charter provides that, with respect to financing made available to us by the Adviser, the Adviser may not receive interest in excess of the lesser of the Adviser’s cost of funds or the amounts that would be charged by unrelated lending institutions on comparable loans for the same purpose. The Adviser may not impose a prepayment charge or penalty in connection with such financing and the Adviser may not receive points or other financing charges. In addition, the Adviser will be prohibited from providing the Company with financing with a term in excess of 12 months.

Review of Related Party Transactions

The Company does not have a standing conflicts committee. Instead, the entire Board of Directors, including the Company’s independent directors, is responsible for approving transactions, and resolving other conflicts of interest, between the Company and its subsidiaries, on the one hand, and any officer, any director, the Adviser or their respective affiliates, on the other hand. The Board of Directors is responsible for reviewing and approving all transactions with affiliated parties, all purchase or leases of properties from or sales or leases to an affiliate, and reviewing and approving all agreements and amendments to agreements between the Company and affiliates.

During the fiscal year ended December 31, 2012, all of the members of the Board of Directors reviewed the Company’s policies and report that they are being followed by the Company and are in the best interests of its stockholders. Certain of the factors considered by the Board of Directors are set forth in the financial statements (including the notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012. The Board of Directors reviewed the material transactions between the Adviser and its respective affiliates, on the one hand, and the Company, on the other hand, which occurred during the fiscal year ended December 31, 2012. The Board of Directors has determined that all of the Company’s transactions and relationships with the Adviser and their respective affiliates during the fiscal year ended December 31, 2012 were fair and were approved in accordance with the Company’s policies.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The audit committee of the Board of Directors has selected and appointed Grant Thornton as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for 2012. Grant Thornton has audited the Company’s consolidated financial statements since November 19, 2010.

Fees

Aggregate fees for professional services rendered by Grant Thornton for the years ended December 31, 2012 and 2012 were as follows:

Audit Fees

Audit fees billed were $221,750 and $110,490 for the fiscal years ended December 31, 2012 and 2011, respectively. The fees were for professional services rendered for audits of the Company’s annual consolidated financial statements and for reviews of the Company’s quarterly reports on Form 10-Q.

Audit Related Fees

There were no audit related fees billed for the fiscal years ended December 31, 2012 and 2011.

Tax Fees

There were no tax fees billed for the fiscal years ended December 31, 2012 and 2011.

All Other Fees

There were no other fees billed for the fiscal years ended December 31, 2012 or December 31, 2011.

The aggregate fees billed by the independent auditor for the fiscal years ended December 31, 2012 and 2011 were $221,750 and $110,490, respectively.

Pre-Approval Policies and Procedures

In considering the nature of the services provided by the independent auditor, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with the independent auditor and the Company’s management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the related requirements of the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants. All services rendered by Grant Thornton were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

See accompanying index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of April 2013.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
By: /s/ Nicholas S. Schorsch Name: Nicholas S. Schorsch Title: Chief Executive Officer and Chairman of the Board of Directors

* * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nicholas S. Schorsch Nicholas S. Schorsch	Chairman and Chief Executive Officer (Principal Executive Officer)	April 30, 2013
/s/ Nicholas Radesca Nicholas Radesca	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	April 30, 2013
/s/ Peter M. Budko Peter M. Budko	President and Chief Operating Officer	April 30, 2013
/s/ William M. Kahane William M. Kahane	Director	April 30, 2013
/s/ Edward G. Rendell Edward G. Rendell	Independent Director	April 30, 2013
/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	April 30, 2013
/s/ William G. Stanley William G. Stanley	Independent Director	April 30, 2013

INDEX TO EXHIBITS

Number		Description

31.1	*	Certification of Principal Executive Officer
31.2	*	Certification of Principal Financial Officer

*	Filed herewith

