Form 10-Q
period 2013-03-31
Business Development Corp of America
filed 2013-05-15
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-54251
BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(Exact Name of Registrant as Specified in its Charter)

Maryland	27-2614444
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

405 Park Avenue, 14th Floor New York, New York	10022
(Address of Principal Executive Office)	(Zip Code)

(212) 415-6500
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐
No ☒

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
 Yes ☐ No ☒
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of May 15, 2013 was 26,882,630.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2013

Item 1. Financial Statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands except share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $179,215 and $134,925, respectively)	$181,118	$136,171
Cash and cash equivalents	18,838	14,180
Cash collateral on deposit with custodian	38,915	19,157
Interest receivable	2,552	1,212
Due from affiliate, net	1,101	1,601
Deferred credit facility financing costs, net	684	735
Unrealized gain on total return swap	2,671	388
Receivable due on total return swap	1,403	1,286
Prepaid expenses and other assets	340	234
Receivable for unsettled trades	12,558	11,913
Total assets	$260,180	$186,877

LIABILITIES
Revolving credit facility	$31,187	$33,907
Payable for unsettled trades	10,272	9,800
Management and incentive fees payable	1,838	904
Accounts payable and accrued expenses	201	191
Interest and credit facility fees payable	231	192
Payable for common stock repurchases	50	175
Stockholder distributions payable	1,533	1,023
Total liabilities	$45,312	$46,192

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 shares authorized, 22,323,260 and 14,943,215 shares issued and outstanding, respectively	22	15
Capital in excess of par value	208,496	138,340
Accumulated under distributed net investment income	1,775	696
Net unrealized appreciation on investments and total return swap	4,575	1,634
Net assets	214,868	140,685

Total liabilities and net assets	$260,180	$186,877

Net asset value per share	$9.63	$9.41

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2013	2012
Investment income:
Interest from investments	$4,235	$569
Interest from cash and cash equivalents	1	—
Total interest income	4,236	569
Other income	119	41
Total investment income	4,355	610

Operating expenses:
Interest and credit facility financing expenses	302	106
Professional fees	238	119
Directors fees	16	29
Insurance	54	51
Management fees	827	98
Incentive fees	1,059	149
Other administrative	58	26
Expenses before expense waivers and reimbursements from Adviser	2,554	578
Waiver of management and incentive fees	(406)	(247)
Expense support reimbursements from Adviser	—	(78)
Total expenses net of expense waivers and reimbursements from Adviser	2,148	253

Net investment income	2,207	357

Realized and unrealized gain on investments and total return swap:
Net realized gain from investments	996	80
Net realized gain from total return swap	1,796	—
Net unrealized appreciation on investments	658	333
Net unrealized appreciation on total return swap	2,283	—
Net realized and unrealized gain on investments and total return swap	5,733	413

Net increase in net assets resulting from operations	$7,940	$770

Per share information - basic and diluted*
Net investment income	$0.12	$0.21
Net increase in net assets resulting from operations	$0.42	$0.44
Weighted average common shares outstanding	18,939,009	1,739,161

*Per share information - basic and diluted and weighted average common shares outstanding for the three months ended March 31, 2012 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2013	2012
Operations:
Net investment income	$2,207	$357
Net realized gain from investments	996	80
Net realized gain from total return swap	1,796	—
Net unrealized appreciation on investments	658	333
Net unrealized appreciation on total return swap	2,283	—
Net increase in net assets from operations	7,940	770
Stockholder distributions:
Net decrease in net assets from stockholder distributions	(3,920)	(353)
Capital share transactions:
Issuance of common stock, net of issuance costs	69,176	16,331
Reinvestment of stockholder distributions	1,143	81
Repurchases of common stock	(156)	—
Net increase in net assets from capital share transactions	70,163	16,412

Total increase in net assets	74,183	16,829
Net assets at beginning of period	140,685	8,207
Net assets at end of period	$214,868	$25,036

Net asset value per common share*	$9.63	$9.18
Common shares outstanding at end of period*	22,323,260	2,726,639

Accumulated under / (over) distributed net investment income	$1,775	$(3)

*Net asset value per share and common shares outstanding for the three months ended March 31, 2012 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2013	2012
Operating activities:
Net increase in net assets from operations	$7,940	$770
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Paid-in-kind interest income	(90)	—
Net accretion of discount on investments	(118)	(66)
Amortization of deferred financing costs	51	12
Sales and repayments of investments	70,702	5,917
Purchase of investments	(113,787)	(23,997)
Net realized gain from investments	(996)	(80)
Net unrealized appreciation on investments	(658)	(333)
Net unrealized appreciation on total return swap	(2,283)	—
(Increase) decrease in operating assets:
Cash collateral on deposit with custodian	(19,758)	—
Interest receivable	(1,340)	(123)
Receivable due on total return swap	(117)	—
Prepaid expenses and other assets	(106)	13
Receivable for unsettled trades	(645)	—
Increase (decrease) in operating liabilities:
Payable for unsettled trades	472	(907)
Management and incentive fees payable	934	—
Accounts payable and accrued expenses	10	41
Interest and credit facility fees payable	39	13
Net cash used in operating activities	(59,750)	(18,740)

Financing activities:
Proceeds from issuance of shares of common stock, net	69,176	16,412
Repurchases of common stock	(282)	—
Payments offering costs	268	(674)
Proceeds from line of credit	2,000	4,100
Payments of financing cost	—	(50)
Proceeds from affiliate, net	232	(513)
Paydowns on debt	(4,720)	—
Stockholder distributions	(2,266)	(243)
Net cash provided by financing activities	64,408	19,032

Net increase in cash and cash equivalents	4,658	292
Cash and cash equivalents, beginning of period	14,180	828
Cash and cash equivalents, end of period	$18,838	$1,120

Supplemental information:
Interest paid during the period	$210	$65

Supplemental non-cash information:
Payable for common stock repurchases	$50	$—
DRIP distribution payable	$1,008	$48
Cash distribution payable	$525	$118
DRIP distribution paid	$1,143	$82
Stock distribution payable	$—	$136
Reversal of commitment	$(7,840)	$—

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

March 31, 2013 (Unaudited)

Portfolio Company (a)	Industry	Investment Coupon Rate/Maturity	Effective Yield	Principal / Number of Shares	Amortized Cost	Fair Value ( c )	% of Net Assets
Senior Secured First Lien Debt - 46.7% (b)
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.75% (7.25%), 2/9/2018	7.91%	$3,940	$3,871	$3,743	1.8%
Avaya, Inc.	Telecommunications	L+4.50% (4.81%), 10/26/2017	7.57%	3,967	3,595	3,740	1.7%
Clover Technologies Group, LLC	Environmental Industries	L+5.50% (6.75%), 5/7/2018	7.08%	3,949	3,894	3,929	1.8%
ConvergeOne Holdings Corp.	Telecommunications	L+7.00% (8.50%), 6/8/2017	8.88%	3,850	3,794	3,850	1.8%
Corner Investment Propco, LLC	Hotel, Gaming & Leisure	L+9.75% (11.00%), 11/1/2019	11.92%	1,500	1,471	1,515	0.7%
Creative Circle, LLC	Services: Business	L+6.00% (7.25%), 9/28/2017	8.02%	9,607	9,427	9,472	4.4%
CST Industries, Inc.	Construction & Building	L+5.25% (8.50%), 5/23/2017	9.11%	3,850	3,808	3,845	1.8%
EIG Investors Corp.	Services: Business	L+5.00% (6.25%), 11/9/2019	6.59%	2,993	2,964	3,009	1.4%
FairPay Solutions Inc.	Banking, Finance, Insurance & Real Estate	L+5.50% (7.00%), 1/16/2015	7.81%	2,450	2,428	2,431	1.1%
FairPay Solutions Inc.	Banking, Finance, Insurance & Real Estate	L+6.50% (8.00%), 1/16/2015	8.89%	7,500	7,432	7,439	3.5%
Hudson Products Holdings, Inc.	Capital Equipment	L+5.75% (7.00%), 6/7/2017	7.46%	4,000	3,963	4,030	1.9%
Ikaria Acquisition, Inc.	Healthcare & Pharmaceuticals	L+6.50% (7.75%), 9/15/2017	8.16%	3,980	3,962	4,010	1.9%
Jackson Hewitt, Inc.	Services: Business	L+8.50% (10.00%), 9/27/2017	11.37%	2,500	2,407	2,463	1.1%
K2 Pure Solutions Nocal, L.P.	Chemicals, Plastics & Rubber	L+7.75% (10.50%), 9/10/2015	10.23%	3,425	3,436	3,408	1.6%
Mitel Networks Corp.	Telecommunications	L+5.75% (7.00%), 2/27/2019	7.41%	4,000	3,960	4,000	1.9%
Pernix Therapeutics Holding, Inc.	Healthcare & Pharmaceuticals	L+7.50% (9.00%), 12/31/2018	10.1%	9,875	9,587	9,642	4.5%
PPT Management, LLC	Healthcare & Pharmaceuticals	L+7.00% (8.50%), 10/31/2016	9.02%	1,964	1,953	1,964	0.9%
Precision Dermatology, Inc.	Healthcare & Pharmaceuticals	L+9.00% (13.00%), 4/25/2017	13.96%	5,000	4,979	4,922	2.3%
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	L+7.00% (8.25%), 11/1/2018	9.27%	3,990	3,877	3,977	1.9%
RedPrairie Corp.	High Tech Industries	L+5.00% (6.75%), 12/12/2018	7.37%	1,995	1,956	2,027	0.9%
Riverboat Corp. of Mississippi	Hotel, Gaming & Leisure	L+8.75% (10.00%), 11/29/2016	11.15%	10,000	9,813	9,900	4.6%
Source Refrigeration & HVAC, Inc.	Services: Business	L+5.25% (6.75%), 4/30/2017	7.37%	2,893	2,854	2,893	1.3%
United Central Industrial Supply Company, LLC	Metals & Mining	L+6.25% (7.50%), 9/28/2018	8.69%	3,968	3,818	3,829	1.9%
Sub Total Senior Secured First Lien Debt					$99,249	$100,038	46.7%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

March 31, 2013 (Unaudited)

Senior Secured Second Lien Debt - 11.7% (b)
Eureka Hunter Holdings, LLC	Energy: Oil & Gas	12.50%, 8/16/2018	13.07%	$5,000	$5,000	$4,982	2.4%
Linc Energy Finance USA, Inc.	Energy: Oil & Gas	12.50%, 10/31/2017	13.01%	9,000	8,845	9,945	4.6%
MBLOX, Inc.	Telecommunications	10.75%, 9/1/2017	11.45%	7,000	6,966	6,965	3.2%
Teleflex Marine, Inc.	Hotel, Gaming & Leisure	13.50%, 8/24/2017	14.14%	3,332	3,263	3,299	1.5%
Sub Total Senior Secured Second Lien Debt					$24,074	$25,191	11.7%

Subordinated Debt - 16.5% (b)
Gold, Inc.	Consumer Goods: Non-Durable	15.00%, 12/31/2017	16.54%	$12,000	$11,761	$11,760	5.4%
S.B Restaurant Co., Inc. (d)	Beverage, Food & Tobacco	14.00%, 1/10/2018	15.42%	4,019	3,937	3,855	1.8%
The SAVO Group, Ltd.	High Tech Industries	10.95%, 3/28/2017	11.11%	2,500	2,487	2,487	1.2%
Varel International Energy Mezzanine Funding Corp. (d)	Energy: Oil & Gas	14.00%, 6/12/2017	15.10%	10,080	9,983	9,965	4.6%
Vestcom Acquisition, Inc.	Media: Advertising, Printing & Publishing	12.00%, 6/26/2019	12.80%	7,500	7,428	7,430	3.5%
Sub Total Subordinated Debt					$35,596	$35,497	16.5%

Collateralized Securities - 3.7% (b)
ALM 2012-6A CLO Subordinated Notes (e)	Banking, Finance, Insurance & Real Estate	6/14/2023	22.65%	$2,000	$1,980	$1,990	0.9%
Carlyle CGMS 2012-1A Subordinated Notes (e)	Banking, Finance, Insurance & Real Estate	4/20/2022	27.18%	2,000	1,840	1,750	0.8%
Carlyle CGMS 2012-2A Subordinated Notes (e)	Banking, Finance, Insurance & Real Estate	7/20/2023	25.66%	1,000	850	991	0.5%
MC Funding 2006 -1 Subordinated Notes (e)	Banking, Finance, Insurance & Real Estate	12/20/2020	23.28%	4,000	3,840	3,260	1.5%
Sub Total Collateralized Securities					$8,510	$7,991	3.7%

Equity/Other - 5.8% (b)
PennantPark Credit Opportunities Fund, L.P. (f) (h)	Banking, Finance, Insurance & Real Estate			$5,000	$5,000	$5,262	2.5%
Precision Dermatology, Inc., Warrants, Strike: $1.148 (f)	Healthcare & Pharmaceuticals			218	—	—	—
S.B Restaurant Co., Inc. - Warrants, Strike: $0.0001 (f)	Beverage, Food & Tobacco			—	—	230	0.1%
Tennenbaum Waterman Fund, L.P. (f) (g)	Banking, Finance, Insurance & Real Estate			3,926	3,908	4,031	1.9%
THL Credit Greenway Fund II LLC (f) (i)	Banking, Finance, Insurance & Real Estate			2,878	2,878	2,878	1.3%
Sub Total Equity/Other					$11,786	$12,401	5.8%
TOTAL INVESTMENTS - 84.4% (b)					$179,215	$181,118	84.4%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

(a)
All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except ALM 2012-6A CLO Subordinated Notes, Carlyle CGMS 2012-1A Subordinated Notes, Carlyle CGMS 2012-2A Subordinated Notes, MC Funding 2006-1 Subordinated Notes, Mitel Networks Corp., PennantPark Credit Opportunities Fund L.P., THL Credit Greenway Fund II LLC, and Tennenbaum Waterman Fund, L.P.

(b)	Percentages are based on net assets of $214,868 thousand as of March 31, 2013.

(c)
Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by the Company's board of directors as required by the Investment Company Act of 1940. (See Note 3 to the financial statements).

(d)	Terms of loan include PIK interest.

(e)	Investment coupon rate and effective yield for the collateralized securities is based on interest income received as of March 31, 2013.

(f)	Non-income producing at March 31, 2013.

(g)	The Company has committed to fund $10.0 million in Tennenbaum Waterman Fund, L.P. over a period ending no later than September 2015. The remaining commitment as of March 31, 2013 was $6.1 million.

(h)	The investment is subject to a three year lock-up restriction on withdrawals with a 3% fee charged on withdrawals in year 4.

(i)	The Company has committed to fund $10.0 million in THL Credit Greenway Fund II LLC over a period ending no later than March 2015. The remaining commitment as of March 31, 2013 was $7.1 million.

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

The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2013 (dollars in thousands):

	At March 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio
Banking, Finance, Insurance & Real Estate	$30,033	16.6%
Healthcare & Pharmaceuticals	28,257	15.6
Energy: Oil & Gas	24,891	13.7
Telecommunications	18,555	10.2
Services: Business	17,837	9.9
Hotel, Gaming & Leisure	14,714	8.1
Consumer Goods: Non-durable	11,760	6.5
Media: Advertising, Printing & Publishing	7,430	4.1
High Tech Industries	4,514	2.5
Beverage, Food & Tobacco	4,085	2.3
Capital Equipment	4,030	2.2
Environmental Industries	3,930	2.2
Construction & Building	3,845	2.1
Metals & Mining	3,829	2.1
Chemicals, Plastics & Rubber	3,408	1.9
Total	$181,118	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2012

Portfolio Company (a)	Industry	Investment Coupon Rate/Maturity	Effective Yield	Principal / Number of Shares	Amortized Cost	Fair Value ( c )	% of Net Assets

Senior Secured First Lien Debt - 59.9 (b)
Airvana Network Solutions, Inc.	High Tech Industries	L+8.00% (10.00%), 3/15/2017	11.68%	$745	$715	$746	0.6%
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.75% (7.25%), 2/9/2018	7.91%	3,955	3,883	3,718	2.7%
Avaya, Inc.	Telecommunications	L+4.50% (4.94%),10/26/2017	7.58%	3,979	3,588	3,502	2.5%
Clover Technologies Group, LLC	Environmental Industries	L+5.50% (6.75%), 5/7/2018	7.08%	3,949	3,891	3,915	2.8%
ConvergeOne Holdings Corp.	Telecommunications	L+7.00% (8.50%), 6/8/2017	8.88%	3,900	3,842	3,876	2.8%
Corner Investment Propco, LLC	Hotel, Gaming & Leisure	L+9.75% (11.00%), 11/1/2019	11.92%	4,000	3,921	3,935	2.8%
Creative Circle, LLC	Services: Business	L+6.00% (7.25%), 9/28/2017	8.03%	9,938	9,742	9,788	7.0%
CST Industries, Inc.	Construction & Building	L+5.25% (8.50%), 5/23/2017	9.11%	3,900	3,855	3,866	2.7%
EIG Investors Corp.	Services: Business	L+5.00% (6.25%), 11/9/2019	6.43%	3,000	2,970	2,998	2.1%
eResearch Technology, Inc.	Healthcare & Pharmaceuticals	L+6.50% (8.00%), 7/11/2018	9.17%	499	480	493	0.4%
Hudson Products Holdings, Inc.	Capital Equipment	L+5.75% (7.00%), 6/7/2017	7.46%	4,000	3,960	4,005	2.8%
Ikaria Acquisition, Inc.	Healthcare & Pharmaceuticals	L+6.50% (7.75%), 9/15/2017	8.16%	3,990	3,971	4,005	2.8%
Jackson Hewitt, Inc.	Services: Business	L+8.50% (10.00%), 9/27/2017	11.07%	5,000	4,806	4,825	3.4%
K2 Pure Solutions Nocal, L.P.	Chemicals, Plastics & Rubber	L+7.75% (10.00%), 9/10/2015	10.23%	3,434	3,445	3,400	2.4%
Permian Tank & Manufacturing, Inc.	Energy: Oil & Gas	L+7.25% (9.00%), 3/16/2017	10.14%	1,550	1,515	1,578	1.1%
PPT Management, LLC	Healthcare & Pharmaceuticals	L+7.00% (8.50%), 10/31/2016	9.02%	1,989	1,978	1,989	1.4%
Precision Dermatology, Inc.	Healthcare & Pharmaceuticals	L+9.00% (13.00%), 4/25/2017	13.96%	5,000	4,978	4,995	3.6%
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	L+7.00% (8.25%), 11/1/2018	9.27%	4,000	3,882	3,890	2.8%
RedPrairie Corp.	High Tech Industries	L+5.00% (6.75%), 12/12/2018	6.75%	2,000	1,960	2,002	1.4%
Riverboat Corp. of Mississippi	Hotel, Gaming & Leisure	L+8.75% (10.00%), 11/29/2016	11.04%	10,000	9,802	9,900	7.0%
Source Refrigeration & HVAC, Inc.	Services: Business	L+5.25% (6.75%), 4/30/2017	7.37%	2,963	2,920	2,962	2.1%
United Central Industrial Supply Company, LLC	Metals & Mining	L+6.25% (7.50%), 9/28/2018	8.69%	4,000	3,844	3,840	2.7%
Sub Total Senior Secured First Lien Debt					$83,948	$84,228	59.9%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2012

Senior Secured Second Lien Debt - 23.7% (b)
EIG Investors Corp.	Services: Business	L+9.00% (10.25%), 5/9/2020	10.44%	$4,000	$3,960	$3,980	2.8%
Eureka Hunter Holdings, LLC	Energy: Oil & Gas	12.50%, 8/16/2018	13.07%	5,000	5,000	5,000	3.6%
Plato Learning, Inc.	Media: Advertising, Printing & Publishing	L+9.75% (11.25%), 5/10/2019	12.19%	2,000	1,963	1,960	1.4%
Linc Energy Finance USA, Inc.	Energy: Oil & Gas	12.50%, 10/31/2017	13.1%	11,000	10,769	11,014	7.8%
RedPrairie Corp.	High Tech Industries	L+10.00% (11.25%), 12/12/2019	11.25%	8,000	7,840	8,147	5.8%
Teleflex Marine, Inc.	Hotel, Gaming & Leisure	13.50%, 8/24/2017	14.14%	3,332	3,259	3,258	2.3%
Sub Total Senior Secured Second Lien Debt					$32,791	$33,359	23.7%

Subordinated Debt - 2.8% (b)
S.B Restaurant Co., Inc. (d)	Beverage, Food & Tobacco	14.00%, 1/10/2018	15.42%	$4,009	$3,924	$3,939	2.8%
Sub Total Subordinated Debt					$3,924	$3,939	2.8%

Collateralized Securities - 6.1% (b)
ALM 2012-6A CLO Subordinated Notes (e)	Banking, Finance, Insurance & Real Estate	6/14/2023	23.9%	$2,000	$1,980	$2,030	1.4%
Carlyle CGMS 2012-1A Subordinated Notes (e)	Banking, Finance, Insurance & Real Estate	4/20/2022	27.14%	2,000	1,840	1,950	1.4%
Carlyle CGMS 2012-2A Subordinated Notes (e) (f) (g)	Banking, Finance, Insurance & Real Estate	7/20/2023	N/A	1,000	850	953	0.7%
MC Funding 2006 -1 Subordinated Notes (e)	Banking, Finance, Insurance & Real Estate	12/20/2020	26.34%	4,000	3,840	3,600	2.6%
Sub Total Collateralized Securities					$8,510	$8,533	6.1%

Equity/Other - 4.3% (b)
PennantPark Credit Opportunities Fund, L.P. (f) (i)	Banking, Finance, Insurance & Real Estate			$5,000	$5,000	$5,137	3.6%
Precision Dermatology, Inc., Warrants, Strike: $1.148 (f)	Healthcare & Pharmaceuticals			218	—	—	—%
S.B Restaurant Co., Inc. - Warrants, Strike: $0.0001 (f)	Beverage, Food & Tobacco			—	—	223	0.2%
Tennenbaum Waterman Fund, L.P. (f) (h)	Banking, Finance, Insurance & Real Estate			768	752	752	0.5%
Sub Total Equity/Other					$5,752	$6,112	4.3%
TOTAL INVESTMENTS - 96.8% (b)					$134,925	$136,171	96.8%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

(a)
All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except ALM 2012-6A CLO Subordinated Notes, Carlyle CGMS 2012-1A Subordinated Notes, Carlyle CGMS 2012-2A Subordinated Notes, MC Funding 2006-1 Subordinated Notes, PennantPark Credit Opportunities Fund L.P. and Tennenbaum Waterman Fund, L.P.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The Company sold 22,222 shares of common stock to its Adviser, an entity wholly owned by AR Capital, LLC (the “Sponsor”) on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.  On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and commenced operations as of that date. As of March 31, 2013, the Company had issued 22.4 million shares of common stock for gross proceeds of $231.5 million including the shares purchased by the Sponsor and shares issued under the Company's distribution reinvestment plan ("DRIP"). As of March 31, 2013, the Company had repurchased 0.04 million shares of common stock for payments of $0.4 million.

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

The Company's investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. The Company anticipates that during its offering period it will invest largely in first and second lien senior secured loans and mezzanine debt issued by middle market companies. The Company may also purchase interests in loans through secondary market transactions in the "over-the-counter" market for institutional loans. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. The Company defines middle market companies as those with annual revenues between $10 million and $1 billion. The Company expects that each investment will range between approximately $1 million and $25 million, although this investment size will vary proportionately with the size of its capital base. As the Company increases its capital base during the offering period, it intends to have a substantial portion of its assets invested in, customized direct loans to and equity securities of middle market companies. In most cases, companies to whom the Company provides customized financing solutions will be privately held at the time the Company invests in them.

The Company has entered into a fund administration servicing agreement and a fund accounting servicing agreement with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

reporting, legal and compliance support and investor relations support, necessary for the Company to operate. On August 13, 2012, the Company entered into a custody agreement with U.S. Bank National Association (“US Bank”). Under the custody agreement, US Bank will hold all of the portfolio securities and cash of the Company for certain of its subsidiaries, and will transfer such securities or cash pursuant to the Company’s instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party. Realty Capital Securities, LLC (the “Dealer Manager”), an entity under common ownership with the Sponsor, serves as the dealer manager of the Company’s IPO. The Adviser and the Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. The Adviser will receive fees during the offering, operational and liquidation stages, and the Dealer Manager will receive fees during the offering stage.

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

Valuation of Portfolio Investments

Portfolio investments are reported on the consolidated statements of assets and liabilities at fair value. On a quarterly basis the Company performs an analysis of each investment to determine fair value as follows:

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
March 31, 2013
(Unaudited)

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

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

Distributions

The Company has declared and paid cash distributions to stockholders on a monthly basis since it commenced operations. The amount of each such distribution is subject to the discretion of the board of directors and applicable legal restrictions related to the payment of distributions. The Company will calculate each stockholder’s specific distribution amount for the month using record and declaration dates and accrue distributions on the date the Company accepts a subscription for shares of the Company’s common stock. From time to time, the Company may also pay interim distributions, including capital gains distributions, at the discretion of the Company’s board of directors. The Company’s distributions may exceed earnings, especially during the period before it has substantially invested the proceeds from the offering. As a result, a portion of the distributions made by the Company may represent a return of capital for U.S. federal income tax purposes. A return of capital is a return of each stockholder’s investment rather than earnings or gains derived from the Company’s investment activities.

The Company may fund cash distributions to stockholders from any sources of funds available to the Company including expense payments from the Adviser that are subject to reimbursement to it as well as offering proceeds and borrowings. The Company has not established limits on the amount of funds it may use from available sources to make distributions.

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
March 31, 2013
(Unaudited)

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

Income Taxes

The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is exempt from federal income taxes if it distributes to stockholders at least 90% of ‘‘Investment Company Taxable Income,’’ as defined in the Code, each year. Distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its RIC status each year. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income each calendar year, 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. The Company will generally endeavor each year to avoid any federal excise taxes.

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

As of March 31, 2013, the Company had repurchased 0.04 million shares of common stock for payments of $0.4 million. As of March 31, 2012, the Company had not repurchased any shares.

New Accounting Pronouncements

In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The Company has adopted this guidance, which is related to disclosure only, and it has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

In May 2011, the FASB issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company's own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance became effective for the Company beginning January 1, 2012 and, accordingly, the Company has presented the required disclosures (see Note 3). The adoption of this guidance did not have a material impact on the Company's consolidated financial position or results of operations as the guidance relates only to disclosure requirements.

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

The majority of the Company’s investment portfolio at March 31, 2013 was comprised of debt instruments for which Level 1 inputs, such as quoted prices, are not available. Therefore, at March 31, 2013, the majority of investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at March 31, 2013 may differ materially from values that would have been used had a ready market for the securities existed.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

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

For an investment in an investment fund that does not have a readily determinable fair value, the Company measures the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of ASC Topic 946, Financial Services-Investment Companies, as of the Company's measurement date. However, in determining the fair value of the Company's investment, the Company may make adjustments to the net asset value per share in certain circumstances, based on the Company's analysis of any restrictions on redemption of the shares of the investment as of the measurement date. The value of our TRS is primarily based on the increase or decrease in the value of the loans underlying the TRS, as determined by Citi based upon indicative pricing by an independent third-party pricing service.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The following table presents fair value measurements of investments, by major class, as of March 31, 2013, according to the fair value hierarchy (dollars in thousands).

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$57,425	$42,613	$100,038
Senior Secured Second Lien Debt	—	9,945	15,246	25,191
Subordinated Debt	—	—	35,497	35,497
Collateralized Securities	—	—	7,991	7,991
Equity/Other	—	—	12,401	12,401
Total Return Swap	—	2,671	—	2,671
Total	$—	$70,041	$113,748	$183,789

The following table presents fair value measurements of investments, by major class, as of December 31, 2012, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$59,038	$25,190	$84,228
Senior Secured Second Lien Debt	—	25,101	8,258	33,359
Subordinated Debt	—	—	3,939	3,939
Collateralized Securities	—	—	8,533	8,533
Equity/Other	—	—	6,112	6,112
Total Return Swap	—	388	—	388
Total	$—	$84,527	$52,032	$136,559

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2013 (dollars in thousands):

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2012	$25,190	$8,258	$3,939	$8,533	$6,112	$52,032
Net unrealized gains (losses)	(55)	17	(114)	(542)	255	(439)
Purchases and other adjustments to cost	19,633	6,971	31,672	—	6,034	64,310
Sales and repayments	(2,200)	—	—	—	—	(2,200)
Net realized gain	45	—	—	—	—	45
Balance as of March 31, 2013	$42,613	$15,246	$35,497	$7,991	$12,401	$113,748
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$8	$17	$(114)	$(542)	$255	$(376)

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

For the three months ended March 31, 2013, there were no transfers out of Level 1, Level 2 or Level 3.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2012 (dollars in thousands):

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Senior Unsecured Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2011	$9,611	$2,996	$887	$230	$—	$—	$13,724
Net unrealized gains	215	—	—	15	22	360	612
Purchases and other adjustments to cost	27,642	9,247	—	3,924	9,306	5,752	55,871
Sales and repayments	(7,598)	(1,466)	—	(230)	(827)	—	(10,121)
Net realized gain	35	18	—	—	32	—	85
Net transfers in and/or out	(4,715)	(2,537)	(887)	—	—	—	(8,139)
Balance as of December 31, 2012	$25,190	$8,258	$—	$3,939	$8,533	$6,112	$52,032
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$215	$—	$—	$15	$22	$360	$612

For the year ended December 31, 2012, there were no transfers out of Level 1 to Level 2 or out of Level 2 to Level 3.

Investments in 19 portfolio companies were transferred from Level 3 to Level 2 in 2012 as the number and/or reliability of market quotes became available for these investments and have been subsequently used for valuation purposes.

The composition of the Company’s investments as of March 31, 2013, at amortized cost and fair value, were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$99,249	$100,038	55.2%
Senior Secured Second Lien Debt	24,074	25,191	13.9%
Subordinated Debt	35,596	35,497	19.6%
Collateralized Securities	8,510	7,991	4.4%
Equity/Other	11,786	12,401	6.9%
Total	$179,215	$181,118	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

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

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of March 31, 2013 (dollars in thousands). The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average
Senior Secured First Lien Debt	$42,613	Yield Analysis	Market Yield	6.75%	15.50%	9.36%
Senior Secured Second Lien Debt	15,246	Yield Analysis	Market Yield	13.50%	13.75%	13.60%
Subordinated Debt	35,497	Yield Analysis	Market Yield	12.25%	16.50%	13.84%
Equity/Other	230	Market Multiple Analysis	EBITDA Multiple	3.5x	4.4x	4.4x
	$93,586

The remaining $20.2 million of our Level 3 investments consisted of $12.2 million of equity investments in funds which were valued based on the net asset values published by the fund and $8.0 million of collateralized securities. Since the Company uses third party dealer marks to estimate the fair value of its collateralized securities owned, the valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of March 31, 2013 have not been provided.

Significant increases or decreases in any of the above unobservable inputs in isolation would result in a significantly lower or higher fair value measurement for such assets.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2012 (dollars in thousands). The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average
Senior Secured First Lien Debt	$25,190	Yield Analysis	Market Yield	6.75%	14.50%	10.15%
Senior Secured Second Lien Debt	8,258	Yield Analysis	Market Yield	13.25%	14.25%	13.64%
Subordinated Debt	3,939	Yield Analysis	Market Yield	15.50%	15.50%	15.50%
Equity/Other	223	Market Multiple Analysis	EBITDA Multiple	4.5x	4.9x	4.5x
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

Note 4 — Related Party Transactions and Arrangements

The Sponsor, including its wholly owned subsidiary, the Adviser, owns 0.16 million shares of the Company’s outstanding common stock as of March 31, 2013.

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

For the three months ended March 31, 2013, the Company incurred $0.8 million of management fees and did not waive any portion of such fees. For the three months ended March 31, 2012, the Company incurred $0.1 million of management fees, of which the Adviser waived $0.1 million.

For the three months ended March 31, 2013 and March 31, 2012, the Company incurred $0.7 million and $0.07 million, respectively, of subordinated incentive fees on income, of which the Adviser waived $0.3 million and $0.07 million, respectively.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

For the three months ended March 31, 2013, the Company incurred $0.3 million of capital gains incentive fees under the Advisory Agreement, of which the Adviser waived $0.1 million. For the three months ended March 31, 2012, the Company did not incur any capital gains incentive fees under the Advisory Agreement.

For accounting purposes only, the Company is required under U.S. GAAP to also accrue a theoretical capital gains incentive fee based upon unrealized capital appreciation on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a capital gains incentive fee that would theoretically be payable to the Adviser. For the three months ended March 31, 2013, the Company incurred $0.2 million of theoretical capital gains incentive fees. For the three months ended March 31, 2012, the Company did not incur any theoretical capital gains incentive fees. The amounts actually paid to the Adviser will be consistent with the Advisers Act and formula reflected in the Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

Expense Support Agreement

The Adviser and its affiliates may incur and pay costs and fees on behalf of the Company. The Company and its Adviser have entered into the Expense Support Agreement, whereby the Adviser may pay the Company up to 100% of all operating expenses (“Expense Support Payment”) for any period beginning on the effective date of the Registration Statement, until the Adviser and the Company mutually agree otherwise. The Expense Support Payment for any month shall be paid by the Adviser to the Company in cash and/or offsets against amounts due from the Company to the Adviser.

Operating expenses subject to this agreement include expenses as defined by U.S. GAAP, including, without limitation, advisory fees payable and interest on indebtedness for such period, if any.

Pursuant to the Expense Support Agreement, the Company will reimburse the Adviser for expense support payments within three years of the date that the expense support payment obligation was incurred by the Adviser, subject to the conditions described below. The amount of any reimbursement during any calendar quarter will be limited to an amount that does not cause the Company's other operating expenses to exceed 1.5% of its net assets attributable to common shares after taking such reimbursement payment into account.

Below is a table that provides information regarding expense support payment obligations incurred by the Adviser pursuant to the Expense Support Agreement as well as other information relating to the Company's ability to reimburse the Adviser for such payments. The amounts presented in the first column below are subject to reimbursement to the Adviser pursuant to the terms of the Expense Support Agreement (dollars in thousands):

Quarter Ended	Amount of Expense Payment Obligation	Eligible for Reimbursement Through
September 30, 2011	$571	September 30, 2014
December 31, 2011	131	December 31, 2014
March 31, 2012	78	March 31, 2015
June 30, 2012	189	June 30, 2015
Total	$969

If an Expense Support Payment has not been reimbursed within three years of the date such Expense Support Payment was incurred, the Company’s obligation to pay such Expense Support Payment shall automatically terminate, and be of no further effect.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The Company has recorded $1.1 million and $1.6 million as due from affiliate on the consolidated statements of assets and liabilities as of March 31, 2013 and December 31, 2012, respectively, which reflects the netting of amounts due from the Adviser and affiliates and amounts due from the Company. On August 24, 2012, the Adviser made a payment to the Company in the amount of $0.8 million for $1.0 million of operating expenses pursuant to the Expense Support Agreement netted against $0.2 million due from the Company to the Adviser as reimbursement for payments made by the Adviser on behalf of the Company. As of March 31, 2013, the Adviser had assumed on a cumulative basis, $1.0 million of operating expenses pursuant to the Expense Support Agreement.

Offering Costs

Pursuant to the Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for offering expenses to the extent that, together with all prior offering expenses, the amounts exceed 1.5% of the aggregate gross proceeds from the Company’s on-going offering. As of March 31, 2013, offering costs in the amount of $1.4 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser; however, the Company may, but is not obligated to, pay certain amounts back to the Adviser over time. In addition, the Adviser has assumed $0.3 million of offering costs beyond the amount in excess of 1.5% of the aggregate gross proceeds and the Company has recorded a corresponding $0.3 million liability as of March 31, 2013. As of December 31, 2012, offering costs in the amount of $1.6 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser; however, the Company may, but is not obligated to, pay certain amounts back to the Adviser over time.

Other Affiliates

The Company's transfer agent, American National Stock Transfer, LLC, is a related party. The business was formed on November 2, 2012 and began providing certain transfer agency services for the Company on March 15, 2013.

Realty Capital Securities, LLC (“the Dealer Manager”), an entity under common ownership with the Sponsor, serves as the dealer manager of the Company's IPO. The Dealer Manager will receive fees for services related to the IPO during the offering stage.

Note 5 — Borrowings

In January 2011, the Company entered into an agreement to obtain a revolving line of credit in the amount of $10.0 million with Main Street Capital Corporation ("Main Street"). The line was available to the Company until January 2013 and permitted the Company to periodically draw on the available funds to purchase securities or pay certain expenses. The line of credit had a variable interest rate based on the London Interbank Offered Rate ("LIBOR") plus 3.50%. On July 24, 2012, the Company used working capital and certain proceeds from the total return swap of its subsidiary, 405 Sub, to repay all of the obligations under the Company's credit facility with Main Street. The Company was not required to pay any prepayment penalty in connection with such repayment. The Company expensed all remaining deferred financing costs associated with the Company's credit facility with Main Street. For the three months ended March 31, 2013 the Company incurred no interest expense on the credit facility with Main Street since all of the obligations were repaid on July 24, 2012. For the three months ended March 31, 2012 the Company incurred interest expense related to the outstanding borrowings on the credit facility with Main Street in the amount of $0.1 million.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The Credit Facility will be priced at the one month maturity LIBOR, with no LIBOR floor, plus a spread ranging between 2.00% and 2.75% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The non-usage fee per annum for the first six months is 0.50%; thereafter, the non-usage fee per annum is 0.50% for the first 20% of the unused balance and 2.0% for the portion of the unused balance that exceeds 20%. For the three months ended March 31, 2013, the Company incurred $0.05 million of non-usage fees. The Company did not have a Credit Facility with Wells Fargo prior to July 24, 2012. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable in July 2016.

Borrowings under the Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. As of March 31, 2013, the Company was in compliance with regards to the Credit Facility covenants. The Credit Facility may be prepaid in whole or in part, subject to customary breakage costs. In the event that the Credit Facility is terminated prior to the first anniversary, an additional amount is payable to Wells Fargo equal to 2.00% of the maximum amount of the Credit Facility.

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

As of March 31, 2013, the Company had deferred financing costs of $0.8 million, net of accumulated amortization of $0.1 million in connection with the Credit Facility with Wells Fargo. As of December 31, 2012, the Company had deferred financing costs of $0.8 million, net of accumulated amortization of $0.09 million in connection with the Credit Facility with Wells Fargo. At March 31, 2013, $31.2 million was drawn on the Credit Facility with Wells Fargo. At December 31, 2012, $33.9 million was drawn on the Credit Facility with Wells Fargo. For the three months ended March 31, 2013, the Company incurred interest expense related to the outstanding borrowings on the Credit Facility with Wells Fargo in the amount of $0.2 million. The Company did not have a Credit Facility with Wells Fargo prior to July 24, 2012.

The weighted average annualized interest cost for all borrowings for the three months ended March 31, 2013 and 2012 was 2.61% and 3.77%, respectively. The average debt outstanding for the three months ended March 31, 2013 and 2012 was $30.0 million and $8.2 million, respectively. The maximum debt outstanding for the three months ended March 31, 2013 and 2012 was $33.9 million and $10.0 million, respectively.

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

	Level	Carrying Amount at March 31, 2013	Fair Value at March 31, 2013
Revolving Credit Facility	3	$31,187	$31,187

	Level	Carrying Amount at December 31, 2012	Fair Value at December 31, 2012
Revolving Credit Facility	3	$33,907	$33,907

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

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

The obligations of 405 Sub under the TRS are non-recourse to the Company and the Company's exposure to the TRS is limited to the amount that it contributes to 405 Sub in connection with the TRS. Generally, that amount will be the amount that 405 Sub is required to post as cash collateral for each loan (which in most instances is approximately 25% of the market value of a loan at the time that such loan is purchased). The cash collateral on deposit as of March 31, 2013 was $38.9 million. The cash collateral on deposit as of December 31, 2012 was $19.2 million. As amended, the TRS provides that 405 Sub may select a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the TRS) of $150.0 million.

405 Sub pays interest to Citi for each loan at a rate equal to one-month or three-month LIBOR, depending on the terms of the loan, plus 1.25% per annum. Upon the termination or repayment of any loan selected by 405 Sub under the Agreement, 405 Sub may deduct the appreciation of such loan's value from any interest owed to Citi or pay the depreciation amount to Citi in addition to remaining interest payments.

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

At March 31, 2013, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and consolidated statements of operations consisted of the following (dollars in thousands):

	Net Receivable	Net Realized Gains
Interest and other income from TRS portfolio	$1,696	$2,127
TRS interest expense	(300)	(375)
Gains on TRS asset sales	7	44
Net realized gain from TRS	$1,403	$1,796

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
March 31, 2013
(Unaudited)

The fair value of the TRS is reflected as an unrealized gain or loss on the total return swap on the consolidated statements of assets and liabilities. The change in value of the TRS is reflected in the consolidated statements of operations as net unrealized appreciation (depreciation) on the total return swap.

As of March 31, 2013 and December 31, 2012, the fair value of the TRS was $2.7 million and $0.4 million, respectively.

As of March 31, 2013, 405 Sub had exposure to 26 underlying loans with a total notional amount of $134.9 million and posted $38.9 million in cash collateral held by Citibank, which is reflected in cash collateral on deposit with custodian on the consolidated statements of assets and liabilities. As of December 31, 2012, 405 Sub had exposure to 17 underlying loans with a total notional amount of $71.7 million and posted $19.2 million in cash collateral held by Citibank, which is reflected in cash collateral on deposit with custodian on the consolidated statements of assets and liabilities.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The following is a summary of the underlying loans subject to the TRS as of March 31, 2013 (dollars in thousands):

Underlying Loan	Industry	Investment Coupon Rate, Maturity Date	Principal	Notional Amount	Market Value	Unrealized Appreciation (Depreciation)
Senior Secured First Lien Debt
AM General, LLC	Banking, Finance, Insurance & Real Estate	L+9.00%, 3/22/2018	$7,000	$6,790	$6,860	$70
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.75%, 2/9/2018	3,427	3,221	3,256	35
Clover Technologies Group, LLC	Environmental Industries	L+5.50%, 5/7/2018	4,936	4,899	4,912	13
Corner Investment Propco, LLC	Hotel, Gaming & Leisure	L+9.75%, 11/1/2019	7,500	7,400	7,575	175
DS Waters of America, Inc.	Beverage, Food & Tobacco	L+9.00%, 8/22/2017	2,481	2,503	2,543	40
eResearch Technology, Inc.	Healthcare & Pharmaceuticals	L+4.75%, 5/2/2018	3,990	3,886	3,995	109
Hearthside Food Solutions, LLC	Beverage, Food & Tobacco	L+5.25%, 5/30/2017	5,485	5,459	5,512	53
Hudson Products Holdings, Inc.	Capital Equipment	L+5.75%, 6/7/2017	3,500	3,465	3,526	61
Ikaria Acquisition, Inc.	Healthcare & Pharmaceuticals	L+6.50%, 9/15/2017	4,477	4,455	4,511	56
Jackson Hewitt, Inc.	Services: Business	L+8.50%, 9/27/2017	7,500	7,234	7,388	154
Jacobs Entertainment, Inc.	Hotel, Gaming & Leisure	L+5.00%, 10/30/2018	3,980	3,920	4,005	85
K2 Pure Solutions Nocal, L.P.	Chemicals, Plastics & Rubber	L+7.75%, 9/10/2015	5,486	5,488	5,458	(30)
Mitel Networks Corp.	Telecommunications	L+5.75%, 2/27/2019	6,000	5,940	6,000	60
Northfield Park Associates, LLC	Hotel, Gaming & Leisure	L+7.75%, 11/1/2018	5,000	4,900	5,175	275
Orchard Acquisition Company, LLC	Banking, Finance, Insurance & Real Estate	L+7.50%, 2/4/2019	9,000	8,685	8,895	210
Plato Learning, Inc.	Media: Advertising, Printing & Publishing	L+4.75%, 5/17/2018	2,469	2,460	2,475	15
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	L+7.00%, 11/1/2018	4,987	4,838	4,971	133
St. George's University Scholastic Services, LLC	Services: Business	L+7.00%, 12/15/2017	8,775	8,600	8,753	153
STG-Fairway Acquisitions, Inc.	Services: Business	L+5.00%, 2/28/2019	7,000	6,930	6,987	57
United Central Industrial Supply Company, LLC	Metals & Mining	L+6.25%, 9/28/2018	4,960	4,762	4,786	24
Varel International Industries, L.P.	Energy: Oil & Gas	L+7.75%, 7/17/2017	4,963	4,863	4,996	133
Vestcom Acquisition, Inc.	Media: Advertising, Printing & Publishing	L+5.75%, 12/26/2018	7,500	7,388	7,556	168
Sub Total Senior Secured First Lien Debt				$118,086	$120,135	$2,049

Senior Secured Second Lien Debt
EIG Investors Corp.	Services: Business	L+9.00%, 5/8/2020	$4,000	$4,005	$4,017	$12
Integra Telecom Holdings, Inc .	Telecommunications	L+8.50%, 2/19/2020	3,000	2,970	3,076	106
Plato Learning, Inc.	Media: Advertising, Printing & Publishing	L+9.75%, 5/17/2019	2,000	1,993	1,980	(13)
RedPrairie Corp.	High Tech Industries	L+10.00%, 12/14/2019	8,000	7,840	8,357	517
Sub Total Senior Secured Second Lien Debt				$16,808	$17,430	$622
Total				$134,894	$137,565	$2,671

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2012 (dollars in thousands):

Underlying Loan	Industry	Investment Coupon Rate, Maturity Date	Principal	Notional Amount	Market Value	Unrealized Appreciation (Depreciation)
Senior Secured First Lien Debt
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.75%, 2/9/2018	$3,440	$3,234	$3,234	$—
Clover Technologies Group, LLC	Environmental Industries	L+5.50%, 5/7/2018	4,936	4,899	4,893	(6)
Corner Investment Propco, LLC	Hotel, Gaming & Leisure	L+9.75%, 11/1/2019	5,000	4,900	4,919	19
DS Waters of America, Inc.	Beverage, Food & Tobacco	L+9.00%, 8/22/2017	2,487	2,509	2,550	41
eResearch Technology, Inc.	Healthcare & Pharmaceuticals	L+6.50%, 7/11/2018	2,494	2,394	2,462	68
Hearthside Food Solutions, LLC	Beverage, Food & Tobacco	L+5.25%, 5/30/2017	5,492	5,467	5,458	(9)
Hudson Products Holdings, Inc.	Capital Equipment	L+5.75%, 6/7/2017	3,500	3,465	3,504	39
Ikaria Acquisition, Inc.	Healthcare & Pharmaceuticals	L+6.50%, 9/15/2017	4,489	4,466	4,505	39
Jackson Hewitt, Inc.	Services: Business	L+8.50%, 9/27/2017	5,000	4,800	4,825	25
Jacobs Entertainment, Inc.	Hotel, Gaming & Leisure	L+5.00%, 10/30/2018	3,990	3,930	3,950	20
K2 Pure Solutions Nocal, L.P.	Chemicals, Plastics & Rubber	L+7.75%, 9/10/2015	2,499	2,487	2,474	(13)
Northfield Park Associates, LLC	Hotel, Gaming & Leisure	L+7.75%, 11/1/2018	5,000	4,900	5,000	100
Pinnacle Operating Corp.	Chemicals, Plastics & Rubber	L+5.50%, 11/15/2018	3,990	3,870	3,900	30
Plato Learning, Inc.	Media: Advertising, Printing & Publishing	L+6.00%, 5/10/2018	1,950	1,943	1,931	(12)
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	L+7.00%, 11/1/2018	5,000	4,850	4,863	13
United Central Industrial Supply Company, LLC	Metals & Mining	L+6.25%, 9/28/2018	5,000	4,800	4,800	—
St. George's University Scholastic Services, LLC	Services: Business	L+7.00%, 12/15/2017	9,000	8,820	8,854	34
Sub Total Senior Secured First Lien Debt				$71,734	$72,122	$388
Total				$71,734	$72,122	$388

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

      As a result of these relationships, the Company is dependent upon the Adviser and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.

Note 9 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and through March 31, 2013, the Company sold 22.4 million shares of common stock for gross proceeds of $231.5 million, including shares purchased by the Sponsor and shares issued under the DRIP. As of March 31, 2013, the Company had repurchased 0.04 million shares of common stock for payments of $0.4 million.

The following table reflects the common stock activity for the three months ended March 31, 2013 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	7,277,096	$77,543
Shares Issued through DRIP	118,354	1,143
Share Repurchases	(15,405)	(156)
	7,380,045	$78,530

The following table reflects the common stock activity for the three months ended March 31, 2012 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	1,796,924	$17,948
Shares Issued through DRIP	8,571	82
	1,805,495	$18,030

See Note 12 - Distributions in the Company's notes to consolidated financial statements included in this report regarding a common stock distribution declared on March 29, 2012.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The Company currently intends to limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its DRIP. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, as of March 31, 2013, the Company will limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company will offer to repurchase such shares on each date of repurchase at a price equal to 92.5% of the share price in effect on each date of repurchase, which will be determined in the same manner that the Company determined the offering price per share for purposes of its continuous public offering. The Company’s board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice. The first quarterly tender offer commenced on September 12, 2012 and was completed on October 8, 2012. Upon completion of its first quarterly tender offer, on October 8, 2012, the Company repurchased 0 shares at the offered price of $9.7125 per share for aggregate consideration totaling $0. The second quarterly tender offer commenced on December 13, 2012 and was completed on January 15, 2013. Upon completion of this tender offer on January 15, 2013, the Company repurchased 10,732 shares at the offered price of $9.8975 per share for aggregate consideration totaling $0.1 million.

Note 11 — Net Increase in Net Assets

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of March 31, 2013 and 2012.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended March 31, 2013 and 2012 (dollars in thousands except share and per share amounts):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2013	2012
Basic and diluted
Net increase in net assets from operations	$7,940	$770
Weighted average common shares outstanding*	18,939,009	1,739,161
Net increase in net assets resulting from operations per share - basic and diluted*	$0.42	$0.44

*Per share information - basic and diluted and weighted average common shares outstanding for the three months ended March 31, 2012 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

On February 5, 2013, the Company's board of directors authorized, and the Company declared an increase to its public offering price per share from $10.70 to $10.80, which became effective for shares purchased in the bi-monthly closing on February 18, 2013.

On February 25, 2013, the Company's board of directors authorized, and the Company declared an increase to its public offering price per share from $10.80 to $10.90, which became effective for shares purchased in the bi-monthly closing on March 1, 2013.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Note 12 — Distributions

The Company has declared and paid cash distributions to stockholders on a monthly basis since it commenced operations. From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of March 31, 2013, the Company had accrued $1.5 million in stockholder distributions that were unpaid. As of December 31, 2012, the Company had accrued $1.0 million in stockholder distributions that were unpaid.

The following table reflects the cash distributions per share that we have paid on our common stock to date (dollars in thousands except per share amounts):

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2011:
September 30, 2011	October 3, 2011	$0.07	$13	$13	$26
October 31, 2011	November 1, 2011	0.07	20	14	34
November 30, 2011	December 1, 2011	0.06	25	17	42
December 31, 2011	January 3, 2012	0.06	35	21	56
			$93	$65	$158
2012:
January 31, 2012	February 1, 2012	$0.06	$47	$26	$73
February 29, 2012	March 1, 2012	0.06	80	34	114
March 31, 2012	April 2, 2012	0.06	118	48	166
April 30, 2012	May 1, 2012	0.06	157	65	222
May 31, 2012	June 1, 2012	0.07	289	91	380
June 30, 2012	July 2, 2012	0.06	313	113	426
July 31, 2012	August 1, 2012	0.07	361	146	507
August 31, 2012	September 4, 2012	0.07	394	173	567
September 30, 2012	October 1, 2012	0.06	429	203	632
October 31, 2012	November 1, 2012	0.07	505	247	752
November 30, 2012	December 3, 2012	0.07	612	287	899
December 17, 2012	December 27, 2012	0.09	917	462	1,379
December 31, 2012	January 2, 2013	0.07	682	341	1,023
			$4,904	$2,236	$7,140
2013:
January 31, 2013	February 1, 2013	$0.07	$787	$395	$1,182
February 28, 2013	March 1, 2013	0.06	797	408	1,205
March 31, 2013	April 1, 2013	0.07	1,008	525	1,533
April 30, 2013	May 1, 2013	0.07	1,099	589	1,688
			$3,691	$1,917	$5,608

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

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

Note 13 — Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2013, and 2012:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2013	2012
Per share data*:
Net asset value, beginning of period	$9.41	$9.00

Results of operations (1) Net investment income	0.12	0.21
Net realized and unrealized appreciation on investments	0.08	0.23
Net realized and unrealized appreciation on total return swap	0.22	—
Net increase in net assets resulting from operations	0.42	0.44

Stockholder distributions (2) Distributions from net investment income	(0.21)	(0.20)
Net decrease in net assets resulting from stockholder distributions	(0.21)	(0.20)

Capital share transactions Issuance of common stock (3)	0.09	0.10
Repurchases of common stock (4)	—	—
Offering costs	(0.08)	(0.16)
Net increase (decrease) in net assets resulting from capital share transactions	0.01	(0.06)
Net asset value, end of period	$9.63	$9.18
Shares outstanding at end of period	22,323,260	2,726,639
Total return (6)	4.47%	4.08%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$214,868	$25,036
Ratio of net investment income to average net assets (5)(8)	5.03%	15.62%
Ratio of operating expenses to average net assets (5)(8)	4.90%	11.10%
Ratio of incentive fees to average net assets (5)(8)	1.49%	—%
Ratio of credit facility related expenses to average net assets (8)	0.69%	4.63%
Portfolio turnover rate (7)	44.57%	23.63%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

*Per share information and weighted average common shares outstanding for the three months ended March 31, 2012 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

(1)
The per share data was derived by using the weighted average common shares outstanding during the period. Net investment income per share excluding the expense waiver and reimbursement equals $0.40 for the three months ended March 31, 2013. Net investment income per share excluding the expense waiver and reimbursement equals $0.26 for the three months ended March 31, 2012.

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

(4)	The per share impact of the Company's repurchases of common stock is a reduction to net asset value of less than
$0.01 per share during the three months ended March 31, 2013. The Company had no repurchases for the three months ended March 31, 2012.

(5)
For the three months ended March 31, 2013, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses and incentive fees to average net assets was 4.10%, 5.82% and 2.41%, respectively. For the three months ended March 31, 2012, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses and incentive fees to average net assets was 1.40%, 25.33% and 6.54%, respectively.

(6)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the three months ended March 31, 2013, includes the effect of the expense waiver and reimbursement which equaled 0.23%. The total return based on net asset value for the three months ended March 31, 2012, includes the effect of the expense waiver and reimbursement which equaled 3.54%.

(7)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value.

(8)	Ratios are annualized.

Note 14 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements except for the following:

Subsequent to March 31, 2013 through the date of issuance of the financial statements included herein, the Company has purchased 31 debt investments and 2 equity investments with an aggregate face value of $67.7 million for $67.2 million in cash and sold 32 debt investments and 1 equity investment with an aggregate carrying value of $42.6 million for an aggregate redemption value of $43.2 million in cash resulting in a realized gain of $0.6 million.

From April 1, 2013 to May 15, 2013, the Company has issued 4.5 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $49.6 million.

The Company commenced a tender offer on March 27, 2013, which was completed on April 25, 2013. Upon completion of the tender offer, on April 25, 2013, the Company repurchased 29,624.67 shares at the offered price of $10.18 per share for aggregate consideration totaling $301,579.14.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

On April 3, 2013, the Company's board of directors authorized, and the Company declared an increase of the Company's public offering price of its common shares from $10.90 to $11.00 per share. The increase became effective with the Company's bi-monthly closing scheduled on or about April 16, 2013, and is consistent with the Company's pricing policy, which ensures that its net offering price per share will not be less than its net asset value per share. The Company's board of directors also approved an increase of the Company's annualized distribution, in order to sustain a 7.75% annualized distribution rate, based upon the increase to the Company's public offering price.

On April 26, 2013, the Company, through its wholly-owned subsidiary, Funding I, entered into certain amendments related to its Credit Facility with Wells Fargo. The amendments increase the maximum aggregate borrowings under the credit facility from $50.0 million to $100.0 million and extend the term of the facility through April 26, 2018.

On May 10, 2013, the Company, through a wholly-owned subsidiary, 405 Sub, amended and restated its total return swap agreement with Citi. The Amended Agreement increases the maximum aggregate market value of the portfolio of loans that 405 Sub may select from $150.0 million to $200.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a specialty finance company incorporated in Maryland in May 2010. We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are therefore required to comply with certain regulatory requirements. We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, hereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are managed by BDCA Adviser, LLC (the "Adviser"), a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio. Our Adviser is controlled by Nicholas S. Schorsch, our chairman and chief executive officer, and William M. Kahane, one of our directors, through their ownership of AR Capital, LLC (the "Sponsor").

On January 25, 2011, we commenced our initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. We sold 22,222 shares of common stock to our Adviser on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. On August 25, 2011, we raised sufficient funds to break escrow on our IPO and commenced operations as of that date. As of March 31, 2013, we had issued 22.4 million shares of common stock for gross proceeds of $231.5 million including the shares purchased by the Sponsor and shares issued under our distribution reinvestment plan ("DRIP"). As of March 31, 2013, we had repurchased 0.04 million shares of common stock for payments of $0.4 million.

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

Investment Advisory and Administration Agreements

Pursuant to the Investment Advisory and Management Services Agreement we have with the Adviser (the “Investment Advisory Agreement”), we pay the Adviser a fee for its services consisting of two components - a management fee and an incentive fee. The management fee is calculated at an annual rate of 1.5% of our average gross assets and is payable quarterly in arrears.

The incentive fee consists of two parts. The first part, which we refer to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding quarter. The payment of the subordinated incentive fee on income is subject to payment of a preferred return to investors each quarter, expressed as a quarterly rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.00% annualized), subject to a “catch up” feature.

The second part of the incentive fee, referred to as the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which equals our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

We have entered into a fund administration servicing agreement and a fund accounting servicing agreement with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary to operate. On August 13, 2012, we entered into a custody agreement with U.S. Bank National Association (“US Bank”). Under the custody agreement, US Bank will hold all of our portfolio securities and cash for certain of our subsidiaries, and will transfer such securities or cash pursuant to our instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party. Realty Capital Securities, LLC (the “Dealer Manager”), an entity under common ownership with the Sponsor, serves as the dealer manager of the IPO. The Adviser and the Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of our assets. The Adviser will receive fees during the offering, operational and liquidation stages while the Dealer Manager will receive fees during the offering stage. The Adviser will pay to the Administrator a portion of the fees payable to the Adviser for the performance of these support services.

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

Valuation of Portfolio Investments

Portfolio investments are reported on the consolidated statements of assets and liabilities at fair value. On a quarterly basis we perform an analysis of each investment to determine fair value as follows:

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

Income Taxes

We have elected to be treated for federal income tax purposes, and intend to qualify thereafter, as a RIC under Subchapter M of the Code. Generally, a RIC is exempt from federal income taxes if it distributes to stockholders at least 90% of its ‘‘investment company taxable income,’’ as defined in the Code, each year. Distributions paid to stockholders up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income each calendar year and 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes. We will generally endeavor each year to avoid any federal excise taxes.

New Accounting Pronouncements

In December 2011, the FASB issued guidance regarding disclosures about offsetting assets and liabilities, which requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. We have adopted this guidance, which is related to disclosure only, and it has not had a material impact on our consolidated financial position, results of operations or cash flows.

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

Portfolio and Investment Activity

During the three months ended March 31, 2013, we made $113.8 million of investments in new portfolio companies and had $70.7 million in aggregate amount of exits and repayments, resulting in net investments of $43.1 million for the period. During the three months ended March 31, 2012, we made $24.0 million of investments in new portfolio companies and had $5.9 million in aggregate amount of exits and repayments, resulting in net investments of $18.1 million for the period.

Our portfolio composition, based on fair value, including the value of the TRS underlying loans, at March 31, 2013 was as follows:

	At March 31, 2013
	Percentage of Total Portfolio(1)	Weighted Average Current Yield for Total Portfolio (2)	Percentage of TRS Underlying Loans	Weighted Average Current Yield for TRS Underlying Loans	Percentage of Total Portfolio Including TRS Underlying Loans	Weighted Average Current Yield for Total Portfolio Including TRS Underlying Loans (2)
Senior Secured First Lien Debt	55.2%	8.3%	87.3%	8.2%	69.1%	8.3%
Senior Secured Second Lien Debt	13.9	12.1	12.7	10.8	13.4	11.6
Subordinated Debt	19.6	13.7	—	—	11.1	13.7
Collateralized Securities (3)	4.4	24.3	—	—	2.5	24.3
Equity/Other	6.9	N/A	—	N/A	3.9	N/A
Total	100.0%	10.8%	100.0%	8.6%	100.0%	9.8%

(1) Does not include TRS underlying loans.

(2) Excludes the effect of the amortization or accretion of loan premiums or discounts. Including the effect of the amortization of premiums and accretion of discounts, the weighted average effective yield was 11.63% for the total portfolio at March 31, 2013 and 10.26% for the total portfolio including the TRS underlying loans at March 31, 2013.

(3) Weighted average current yield for collateralized securities is based on interest income received as of March 31, 2013. For the three months ended March 31, 2013, we received $0.6 million of interest income on the collateralized securities.

Our portfolio composition, based on fair value, including the value of the TRS underlying loans, at December 31, 2012 was as follows:

	At December 31, 2012
	Percentage of Total Portfolio(1)	Weighted Average Current Yield for Total Portfolio (2)	Percentage of TRS Underlying Loans	Weighted Average Current Yield for TRS Underlying Loans	Percentage of Total Portfolio Including TRS Underlying Loans	Weighted Average Current Yield for Total Portfolio Including TRS Underlying Loans (2)
Senior Secured First Lien Debt	61.9%	8.4%	100.0%	8.1%	75.1%	8.3%
Senior Secured Second Lien Debt	24.5	12.0	—	—	16.0	12.0
Subordinated Debt	2.9	14.0	—	—	1.9	14.0
Collateralized Securities (3)	6.3	25.9	—	—	4.1	25.9
Equity/Other	4.4	N/A	—	N/A	2.9	N/A
Total	100.0%	10.6%	100.0%	8.1%	100.0%	9.7%

(1) Does not include TRS underlying loans.

(2) Excludes the effect of the amortization or accretion of loan premiums or discounts. Including the effect of the amortization of premiums and accretion of discounts, the weighted average effective yield was 11.25% for the total portfolio at December 31, 2012 and 10.13% for the total portfolio including the TRS underlying loans at December 31, 2012.

(3) Weighted average current yield for collateralized securities is based on interest income received for the year ended December 31, 2012. For the year ended December 31, 2012, we received $1.0 million of interest income on the collateralized securities.

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value at March 31, 2013 (dollars in thousands):

	At March 31, 2013
	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans (2)	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Banking, Finance, Insurance & Real Estate	$30,033	16.6%	$15,755	11.4%	$45,788	14.3%
Healthcare & Pharmaceuticals	28,257	15.6	16,733	12.2	44,990	14.1
Services: Business	17,837	9.9	27,145	19.7	44,982	14.1
Hotel, Gaming & Leisure	14,714	8.1	16,755	12.2	31,469	9.9
Energy: Oil & Gas	24,891	13.7	4,996	3.6	29,887	9.4
Telecommunications	18,555	10.2	9,076	6.6	27,631	8.7
Media: Advertising, Printing & Publishing	7,430	4.1	12,011	8.7	19,441	6.1
High Tech Industries	4,514	2.5	8,356	6.1	12,871	4.0
Beverage, Food & Tobacco	4,085	2.3	8,055	5.8	12,140	3.8
Consumer goods: Non-durable	11,760	6.5	—	—	11,760	3.7
Chemicals, Plastics & Rubber	3,408	1.9	5,458	4.0	8,867	2.8
Environmental Industries	3,930	2.2	4,912	3.6	8,841	2.8
Metals & Mining	3,829	2.1	4,787	3.5	8,616	2.7
Capital Equipment	4,030	2.2	3,526	2.6	7,556	2.4
Construction & Building	3,845	2.1	—	—	3,845	1.2
Total	$181,118	100.0%	$137,565	100.0%	$318,684	100.0%

(1) Does not include TRS underlying loans.

(2) The TRS underlying loans are held by our counterparty to the TRS, Citi. The values of the TRS underlying loans shown are based primarily on the indicative bid prices provided by an independent third-party pricing service to Citi.

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value at December 31, 2012 (dollars in thousands):

	At December 31, 2012
	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans (2)	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Services: Business	$24,553	18.0%	$13,679	19.0%	$38,232	18.4%
Healthcare & Pharmaceuticals	19,090	14.0	15,064	20.9	34,154	16.4
Hotel, Gaming & Leisure	17,093	12.6	13,869	19.2	30,962	14.9
Energy: Oil & Gas	17,592	12.9	—	—	17,592	8.5
Banking, Finance, Insurance & Real Estate	14,422	10.6	—	—	14,422	6.9
Beverage, Food & Tobacco	4,162	3.1	8,008	11.1	12,170	5.8
High Tech Industries	10,895	8.0	—	—	10,895	5.2
Chemicals, Plastics & Rubber	3,400	2.6	6,374	8.8	9,774	4.7
Environmental Industries	3,915	2.9	4,893	6.8	8,808	4.2
Metals & Mining	3,840	2.8	4,800	6.7	8,640	4.1
Capital Equipment	4,005	2.9	3,504	4.9	7,509	3.6
Telecommunications	7,378	5.4	—	—	7,378	3.5
Media: Advertising, Printing & Publishing	1,960	1.4	1,931	2.6	3,891	1.9
Construction & Building	3,866	2.8	—	—	3,866	1.9
Total	$136,171	100.0%	$72,122	100.0%	$208,293	100.0%

(1) Does not include TRS underlying loans.

(2) The TRS underlying loans are held by our counterparty to the TRS, Citi. The values of the TRS underlying loans shown are based primarily on the indicative bid prices provided by an independent third-party pricing service to Citi.

The following table presents the fair value measurements at March 31, 2013 for our Level 3 investments (dollars in thousands):

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
ALM 2012-6A CLO Subordinated Notes	Collateralized Securities	$1,990	1.1%
Carlyle CGMS 2012-1A Subordinated Notes	Collateralized Securities	1,750	1.1%
Carlyle CGMS 2012-2A Subordinated Notes	Collateralized Securities	991	0.5%
ConvergeOne Holdings Corp.	Senior Secured First Lien Debt	3,850	2.1%
Creative Circle, LLC	Senior Secured First Lien Debt	9,472	5.2%
Eureka Hunter Holdings, LLC	Senior Secured Second Lien Debt	4,981	2.8%
FairPay Solutions, Inc.	Senior Secured First Lien Debt	2,431	1.3%
FairPay Solutions, Inc.	Senior Secured First Lien Debt	7,439	4.1%
Gold, Inc.	Subordinated Debt	11,760	6.5%
MBLOX, Inc.	Senior Secured Second Lien Debt	6,965	3.8%
MC Funding 2006 -1 Subordinated Notes	Collateralized Securities	3,260	1.8%
PennantPark Credit Opportunities Fund, L.P.	Equity/Other	5,262	2.9%
Pernix Therapeutics Holding, Inc.	Senior Secured First Lien Debt	9,642	5.3%
PPT Management, LLC	Senior Secured First Lien Debt	1,964	1.1%
Precision Dermatology, Inc.	Senior Secured First Lien Debt	4,922	2.7%
Precision Dermatology, Inc., Warrants	Equity/Other	—	—%
S.B Restaurant Co., Inc.	Subordinated Debt	3,855	2.1%
S.B Restaurant Co., Inc. - Warrants	Equity/Other	230	0.1%
Source Refrigeration & HVAC, Inc.	Senior Secured First Lien Debt	2,893	1.6%
Teleflex Marine, Inc.	Senior Secured Second Lien Debt	3,299	1.8%
Tennenbaum Waterman Fund, L.P.	Equity/Other	4,031	2.2%
The SAVO Group, Ltd.	Subordinated Debt	2,488	1.4%
THL Credit Greenway Fund II LLC	Equity/Other	2,878	1.6%
Varel International Energy Mezzanine Funding Corp.	Subordinated Debt	9,965	5.5%
Vestcom Acquisition, Inc.	Subordinated Debt	7,430	4.2%
Total Level 3 investments		$113,748	62.8%

The following table presents the fair value measurements at December 31, 2012 for our Level 3 investments (dollars in thousands):

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
ALM 2012-6A CLO Subordinated Notes	Collateralized Securities	$2,030	1.4%
Carlyle CGMS 2012-1A Subordinated Notes	Collateralized Securities	1,950	1.3%
Carlyle CGMS 2012-2A Subordinated Notes	Collateralized Securities	953	0.6%
ConvergeOne Holdings Corp.	Senior Secured First Lien Debt	3,876	2.7%
Creative Circle, LLC	Senior Secured First Lien Debt	9,788	7.2%
Eureka Hunter Holdings, LLC	Senior Secured Second Lien Debt	5,000	3.7%
MC Funding 2006 -1 Subordinated Notes	Collateralized Securities	3,600	2.6%
PennantPark Credit Opportunities Fund, L.P.	Equity/Other	5,137	3.8%
Permian Tank & Manufacturing, Inc.	Senior Secured First Lien Debt	1,578	1.2%
PPT Management, LLC	Senior Secured First Lien Debt	1,989	1.5%
Precision Dermatology, Inc.	Senior Secured First Lien Debt	4,996	3.7%
Precision Dermatology, Inc., Warrants	Equity/Other	—	—%
S.B Restaurant Co., Inc.	Subordinated Debt	3,939	2.9%
S.B Restaurant Co., Inc. - Warrants	Equity/Other	223	0.2%
Source Refrigeration & HVAC, Inc.	Senior Secured First Lien Debt	2,963	2.2%
Teleflex Marine, Inc.	Senior Secured Second Lien Debt	3,258	2.5%
Tennenbaum Waterman Fund, L.P.	Equity/Other	752	0.7%
Total Level 3 investments		$52,032	38.2%

The following table presents the percentage of amortized cost by loan market for investments including the TRS underlying loans as of March 31, 2013:

	Amortized Cost as of March 31, 2013
	Investments per Total Portfolio	TRS Underlying Loans	Total Portfolio including TRS Underlying Loans
Middle Market (1)	85.6%	89.2%	87.1%
Large Corporate(2)	3.1	10.8	6.4
Other(3)	11.3	—	6.5
Total	100.0%	100.0%	100.0%

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

The following table presents the percentage of amortized cost by loan market for investments including the TRS underlying loans as of December 31, 2012:

	Amortized Cost as of December 31, 2012
	Investments per Total Portfolio	TRS Underlying Loans	Total Portfolio including TRS Underlying Loans
Middle Market (1)	79.5%	100.0%	86.6%
Large Corporate(2)	9.9	—	6.5
Other(3)	10.6	—	6.9
Total	100.0%	100.0%	100.0%

(1) Middle market represents companies whose annual revenues are between $10 million and $1 billion.
(2) Large corporate represents companies whose annual revenues are in excess of $1 billion.
(3) Other represents collateralized securities and equity investments.

The following table presents the percentage of fair value by loan market for investments including the TRS underlying loans as of March 31, 2013:

	Fair Value as of March 31, 2013
	Investments per Total Portfolio	TRS Underlying Loans	Total Portfolio including TRS Underlying Loans
Middle Market (1)	85.6%	88.9%	87.0%
Large Corporate(2)	3.2	11.1	6.6
Other(3)	11.2	—	6.4
Total	100.0%	100.0%	100.0%

(1) Middle market represents companies whose annual revenues are between $10 million and $1 billion.
(2) Large corporate represents companies whose annual revenues are in excess of $1 billion.
(3) Other represents collateralized securities and equity investments.

The following table presents the percentage of fair value by loan market for investments including the TRS underlying loans as of December 31, 2012:

	Fair Value as of December 31, 2012
	Investments per Total Portfolio	TRS Underlying Loans	Total Portfolio including TRS Underlying Loans
Middle Market (1)	79.2%	100.0%	86.4%
Large Corporate(2)	10.0	—	6.6
Other(3)	10.8	—	7.0
Total	100.0%	100.0%	100.0%

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

Loan Rating	Summary Description
1	Debt investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since the time of investment are favorable.

2	Performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable. All investments are initially rated a “2”.

3	Performing debt investment requiring closer monitoring. Trends and risk factors show some deterioration.

4	Underperforming debt investment. Some loss of interest or dividend expected, but still expecting a positive return on investment. Trends and risk factors are negative.

5	Underperforming debt investment with expected loss of interest and some principal.

The weighted average risk ratings of our investments based on amortized cost were 2.05 of March 31, 2013 and 2.00 as of December 31, 2012.

RESULTS OF OPERATIONS

Operating results for the three months ended March 31, 2013 and 2012 are as follows (dollars in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2013	2012
Total investment income	$4,355	$610
Total expenses, net	2,148	253
Net investment income	2,207	357
Net realized gain from investments	996	80
Net realized gain from total return swap	1,796	—
Net unrealized appreciation on investments	658	333
Net unrealized appreciation on total return swap	2,283	—
Net increase in net assets resulting from operations	$7,940	$770

 Investment Income

The increase in total investment income for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to the increase in the size of the portfolio. Portfolio investments, at amortized cost, increased from $32.5 million at March 31, 2012 to $179.2 million at March 31, 2013.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2013 and 2012 was as follows (dollars in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2013	2012
Interest and credit facility financing expenses	$302	$106
Professional fees	238	119
Directors fees	16	29
Insurance	54	51
Management fees	827	98
Incentive fees	1,059	149
Other administrative	58	26
Operating expenses before expense waivers and reimbursements from Adviser	2,554	578
Waiver of management and incentive fees	(406)	(247)
Expense support reimbursements from Adviser	—	(78)
Total operating expenses net of expense waivers and reimbursements from Adviser	$2,148	$253

Interest and credit facility expenses for the three months ended March 31, 2013 increased from the corresponding period in 2012 due to the increase in the average amount of debt outstanding from $8.2 million for the three months ended March 31, 2012 to $30.0 million for the comparable period in 2013. Interest and credit facility expenses for the three months ended March 31, 2013 were comprised of amortization of deferred financing costs related to our Credit Facility with Wells Fargo while the interest and credit facility expenses in the same period in 2012 were related to our Credit Facility with Main Street.

For the three months ended March 31, 2013, we incurred $0.8 million of management fees, of which the Adviser did not waive any such fees. For the three months ended March 31, 2013, we incurred $1.0 million of incentive fees, of which the Advisor waived $0.4 million. For the three months ended March 31, 2012, management fees of $0.1 million and incentive fees of $0.1 million were incurred but waived by the Adviser. The increase in management fees was driven by an increase in average assets from $26.3 million for the three months ended March 31, 2012 to $223.0 million for the comparable period in 2013. The $1.0 million of incentive fees for the three months ended March 31, 2013 was driven by $0.7 million of subordinated incentive fees which are based primarily on the interest income.

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay up to 100% of all of our operating expenses (“Expense Support Payment”) for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The Expense Support Payment for any month shall be paid to us by the Adviser in cash and/or offsets against amounts due from us to the Adviser.

Net Realized Gain from Investments

For the three months ended March 31, 2013, we sold $70.7 million of assets, resulting in $1.0 million of realized gains from investments. For the three months ended March 31, 2012, we had $5.9 million of principal repayments, resulting in $0.1 million of realized gains from investments.

Net Realized Gain from Total Return Swap

For the three months ended March 31, 2013, we had $1.8 million of realized gains from the TRS. Please see Note 6 – Total Return Swap – for more information about the realized gains generated by loans held under the TRS. For the three months ended March 31, 2012, we had not entered into the TRS.

At March 31, 2013, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and consolidated statements of operations consisted of the following (dollars in thousands):

	Net Receivable	Net Realized Gains
Interest and other income from TRS portfolio	$1,696	$2,127
TRS interest expense	(300)	(375)
Gains on TRS asset sales	7	44
Net realized gain from TRS	$1,403	$1,796

The Company did not have a TRS prior to July 13, 2012.

Net Change in Unrealized Appreciation on Investments

For the three months ended March 31, 2013, our investments had $0.7 million of unrealized appreciation. For the three months ended March 31, 2012, our investments had $0.3 million of unrealized appreciation.

Net Change in Unrealized Appreciation on Total Return Swap

For the three months ended March 31, 2013, our investments in the TRS had $2.3 million of unrealized appreciation. The appreciation of the investments in the TRS was driven by the decrease in yields on comparable assets in the market. For the three months ended March 31, 2012, we had not entered into the TRS.

Cash Flows for the Three Months Ended March 31, 2013

For the three months ended March 31, 2013, net cash used in operating activities was $60.7 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows used in operating activities for the three months ended March 31, 2013 was primarily due to $113.8 million for purchases of investments partially offset by $70.7 million for repayments of investments and $7.9 million from a net increase in net investment income. The purchase and sales activity is driven by the increase in investment activity resulting from the continuous equity capital raising and growing capital base.

Net cash provided by financing activities of $65.4 million during the three months ended March 31, 2013 primarily related to net proceeds from the issuance of common stock of $69.2 million and proceeds from the Credit Facility of $2.0 million. These inflows were partially offset by principal repayments on debt of $4.7 million and payments of stockholder distributions of $2.3 million. Consistent with the increase in investment activity, the proceeds from the issuance of common stock are the result of our increasing equity raise capabilities.

Cash Flows for the Three Months Ended March 31, 2012

For the three months ended March 31, 2012, net cash used in operating activities was $18.7 million. The level of cash flows used in or provided by operating activities was affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Cash flows used operating activities for the three months ended March 31, 2012 were mainly due to net income of $0.8 million adjusted for $24.0 million for purchases of investments, $0.9 million from decrease in unsettled trades payable, $0.1 million from net realized gain on investments, $0.3 million from net unrealized appreciation on investments and $0.1 million from increase in interest receivable offset by cash provided by operating activities of $5.9 million for repayments of investments, $0.01 million from decrease in prepaid expenses and other assets, $0.04 million from increase in accounts payable and accrued expenses, $0.01 million from increase in interest and credit facility fees payable and a non-cash item of $0.01 million (amortization of deferred credit facility financing costs).

Net cash provided by financing activities of $19.0 million during the three months ended March 31, 2012 related to net proceeds from the issuance of common stock of $16.3 million, and proceeds on the line of credit we had with Main Street of $4.1 million. These inflows were partially offset by payments of deferred offering costs of $0.7 million, payments of financing costs of $0.05 million, payments of stockholder distributions of $0.2 million.

Liquidity and Capital Resources

We generate cash from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments. The Registration Statement offering for sale up to $1.5 billion of shares of our common stock (150.0 million shares at an initial offering price of $10.00 per share) (the "Offering"), was declared effective on January 27, 2011. As of March 31, 2013, we had issued 22.4 million shares of our common stock for gross proceeds of $231.5 million including shares issued to the Sponsor and shares issued under the DRIP.

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

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay the Expense Support Payment for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The purpose of the Expense Support Agreement was to reduce our offering and operating expenses until we had achieved economies of scale sufficient to ensure that we were able to bear a reasonable level of expense in relation to our investment income. The Expense Support Payment for any month shall be paid to us by the Adviser in cash and/or offsets against amounts due from us to the Adviser. Operating expenses subject to this agreement include expenses as defined by U.S. GAAP, including, without limitation, advisory fees payable and interest on indebtedness for such period, if any. As of March 31, 2013, the Adviser had made payments to the Company for $1.0 million of expenses pursuant to the Expense Support Agreement. See Note 4 - Related Party Transactions and Arrangements - Expense Support Agreement - in our consolidated financial statements included in this report for additional information on this arrangement and Expense Payments made by our Adviser pursuant to the terms of this agreement.

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

405 Sub will pay interest to Citi for each loan at a rate equal to one-month or three-month LIBOR, depending on the terms of the loan, plus 1.25% per annum. Upon the termination or repayment of any loan selected by 405 Sub under the Agreement, 405 Sub may deduct the appreciation of such loan's value from any interest owed to Citi or pay the depreciation amount to Citi in addition to remaining interest payments.

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

The Credit Facility will be priced at one month maturity LIBOR, with no LIBOR floor, plus a spread ranging between 2.00% and 2.75% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The non-usage fee per annum for the first six months is 0.50%; thereafter, the non-usage fee per annum is 0.50% for the first 20% of the unused balance and 2.0% for the portion of the unused balance that exceeds 20%. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable in July 2016.

Borrowings under the Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. As of March 31, 2013, we were in compliance with regards to the Credit Facility covenants. The Credit Facility may be prepaid in whole or in part, subject to customary breakage costs. In the event that the Credit Facility is terminated prior to the first anniversary, an additional amount is payable to Wells Fargo equal to 2.00% of the maximum amount of the Credit Facility.

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

Distributions

We have declared and paid cash distributions to our stockholders on a monthly basis since we commenced operations. As of March 31, 2013, the annualized yield for distributions declared was 7.75% based on our then current public offering price of $10.90 per share. From time to time, we may also pay interim distributions at the discretion of our board of directors. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our IPO. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. For the three months ended March 31, 2013, we declared $3.9 million in cash distributions and paid distributions of $3.4 million, which consists of $2.3 million in cash and $1.1 million issued pursuant to the DRIP. As of March 31, 2013, we had $1.5 million of distributions accrued and unpaid. For the three months ended March 31, 2012, we declared $0.4 million and paid $0.3 million in distributions, which consists of $0.2 million in cash and $0.1 million issued pursuant to the DRIP.

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

We may fund our cash distributions to stockholders from any sources of funds available to us including expense payments from our Adviser that are subject to reimbursement to it as well as offering proceeds and borrowings. We have not established limits on the amount of funds we may use from available sources to make distributions. Prior to June 30, 2012, a substantial portion of our distributions resulted from expense support payments made by our Adviser that either have been reimbursed or are subject to reimbursement by us within three years from the date such payment obligations were incurred. The purpose of this arrangement could be to avoid such distributions being characterized as returns of capital for GAAP or tax purposes. Despite this, we may still have distributions which could be characterized as a return of capital for tax purposes. However, during the year ended December 31, 2012, no portion of our distributions was characterized as a return of capital for tax purposes. You should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. You should also understand that our future reimbursements of such expense support payments will reduce the distributions that you would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. The Adviser has no obligation to make expense support payments in future periods. For the fiscal year ended December 31, 2012, if expense support payments of $0.3 million were not made by our Adviser, approximately 4% percent of the distribution rate would have been a return of capital.

We consider our entire managed investment portfolio to include the investments in our portfolio included in our Consolidated Schedule of Investments as well as assets held in our TRS portfolio, which are considered off-balance sheet. Our Adviser selects and underwrites all of these investments and we measure their performance based on this managed portfolio. Our net investment income also does not include the interest income and expense related to the TRS portfolio. In accordance with GAAP, interest income and expense related to the TRS are accounted for as a component of “Net realized gain from total return swap.” The following table sets forth the computation of adjusted net investment income (loss) for the managed investment portfolio by adding the interest income and subtracting the interest expense related to the TRS from net investment income for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2013	2012
Net investment income	$2,207	$357
Interest and other income from TRS portfolio	2,127	—
BDCA TRS interest expense	(375)	—
Adjusted net investment income	$3,959	$357

We did not have a TRS prior to July 13, 2012.
The following table sets forth the distributions made during the three months ended March 31, 2013 and 2012 (dollars in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2013	2012
Monthly distributions	$3,920	$353
Stock dividends	—	136
Total distributions	$3,920	$489

Election as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December, 31 2011, and to qualify as a RIC thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S federal excise, state, local and foreign taxes. We will be subject to a 4% nondeductible U.S. Federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to 98% of net ordinary income each calendar year and 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes. We will generally endeavor each year to avoid any federal excise taxes.

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

 Related-Party Transactions and Agreements

We have entered into agreements with affiliates of our Adviser, whereby we pay certain fees or reimbursements to our Adviser or its affiliates in connection with asset and service fees, reimbursement of operating costs and offering related costs. Our transfer agent, American National Stock Transfer, LLC, is a related party. The business was formed on November 2, 2012 and began providing certain transfer agency services for us on March 15, 2013. Realty Capital Securities, LLC (“the Dealer Manager”), an entity under common ownership with the Sponsor, serves as the dealer manager of our IPO. The Dealer Manager will receive fees for services related to the IPO during the offering stage. See Note 4 - Related Party Transactions and Arrangements - in our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at March 31, 2013 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Revolving credit facility	$31,187	—	$31,187	—	—
Total contractual obligations	$31,187	—	$31,187	—	—

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources other than the TRS as discussed in the Liquidity and Capital Resources – Total Return Swap – section of Item 2. Management's Discussion and Analysis included in this report.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2013, our debt included variable-rate debt, bearing a variable interest rate at the London Interbank Offered Rate plus 2.41% at March 31, 2013 with a carrying value of $31.2 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 25 Basis Points	0.37%
Base Interest Rate	—%
(+) 100 Basis Points	(1.41)%
(+) 200 Basis Points	1.29%

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Neither we nor our Adviser are currently subject to any material legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the following, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012.

To the extent that our Adviser serves as a “joint bookrunner” in connection with the underwriting of a loan or other security to be acquired, it may be subject to underwriter liability under the federal securities laws. This liability can be managed principally through the exercise of due diligence regarding any such offering. In addition, if it acts as joint bookrunner for a loan or other securities offering and is not successful in syndicating the loan or offering, our Adviser may acquire a larger amount of the subject securities than it had planned, and it may be required to hold such loan or security for a longer period than it had anticipated.

It could be determined that our Adviser is serving as a joint bookrunner in connection with offerings of loans or other securities in connection with providing investment advisory services to us in connection with our ongoing operations and the management of our portfolio. A joint bookrunner is one of multiple lead managers of a securities issuance which syndicates the issuance of securities with other bookrunners and syndicate firms to lower the risk of selling the security for each syndicate member. In acting as a joint bookrunner, our Adviser may be required to perform due diligence on certain offerings before they are syndicated and sold, subjecting our Adviser to underwriter liabilities under federal securities laws in connection with the offer and sale of such securities. Furthermore, in leading an underwriting syndicate, our Adviser, in acting as a joint bookrunner, could be obligated to sell a large portion of an offering of securities should it be unable to put together a substantial enough underwriting syndicate, perhaps obligating it to hold such security for a longer period of time than it had originally anticipated. By being deemed a joint bookrunner, our Adviser would be obligated to perform duties for other issuers while still managing our portfolio, thus reducing the amount of time it allocates to us and subjecting it to liabilities and financial obligations.

American National Stock Transfer, LLC, our affiliated transfer agent, has a limited operating history and a failure by our transfer agent to perform its functions for us effectively may adversely affect our operations.

Our transfer agent is a related party which was recently launched as a new business. The business was formed on November 2, 2012 and has not had any significant operations to date. On March 15, 2013, our transfer agent began providing certain transfer agency services for programs sponsored directly or indirectly by AR Capital, LLC. Because of its limited experience, there is no assurance that our transfer agent will be able to effectively provide transfer agency and registrar services to us. Furthermore, our transfer agent will be responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agency and registrar services. If our transfer agent fails to perform its functions for us effectively, our operations may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

1.1
Dealer Manager Agreement with Realty Capital Securities, LLC, dated January 25, 2011 (previously filed as Exhibit 1.1 to the Company's Annual Report on Form10-K for the year ended December 31, 2012 filed on March 21, 2013 and herein incorporated by reference).

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

10.5
Fund Administration Servicing Agreement by and between the Company and US Bancorp Fund Services, LLC (previously filed as Exhibit 10.9 to the Company's Annual Report on Form10-K for the year ended December 31, 2010 filed on March 31, 2011 and herein incorporated by reference).

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

10.12	Confirmation Letter Agreement by and between 405 TRS I, LLC and Citibank, N.A., amended and restated as of May 10, 2013 (filed herewith).

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

10.16
Amendment No. 1 to Loan and Servicing Agreement, among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, dated as of January 14, 2013 (filed herewith).

10.17
Amendment No. 2 to Loan and Servicing Agreement, among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, dated as of April 26, 2013 (filed herewith).

10.18
Amendment No. 1 to Purchase and Sale Agreement, entered into by and between BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association and U.S. Bank National Association, dated as of April 26, 2013 (filed herewith).

14	Code of Ethics (previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011 and herein incorporated by reference).

21
Subsidiaries of the Registrant (previously filed as Exhibit 21 to the Company's Annual Report on Form10-K for the year ended December 31, 2012 filed on March 21, 2013 and herein incorporated by reference).

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
By: /s/ Nicholas S. Schorsch Name: Nicholas S. Schorsch Title: Chairman and Chief Executive Officer (Principal Executive Officer)
By: /s/ Nicholas Radesca Name: Nicholas Radesca Title: Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: May 15, 2013