Form 10-Q
period 2013-06-30
Business Development Corp of America
filed 2013-08-13
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
 Yes ☐ No ☒
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of August 13, 2013 was 40,652,591.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2013

Item 1. Financial Statements.
BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands except share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $57,990 and $0, respectively)	$59,403	$—
Affiliate Investments, at fair value (amortized cost of $13,113 and $5,000, respectively)	13,306	5,137
Non-control/Non-affiliate Investments, at fair value (amortized cost of $233,612 and $129,925, respectively)	236,010	131,034
Total Investments, at fair value (amortized cost of $304,715 and $134,925, respectively)	308,719	136,171

Cash and cash equivalents	9,191	14,180
Cash collateral on deposit with custodian	52,234	19,157
Interest receivable	2,912	1,212
Due from affiliate, net	1,341	1,601
Deferred credit facility financing costs, net	1,497	735
Unrealized gain on total return swap	2,701	388
Receivable due on total return swap	2,084	1,286
Prepaid expenses and other assets	859	234
Receivable for unsettled trades	5,500	11,913
Total assets	$387,038	$186,877

LIABILITIES
Revolving credit facility	$22,187	$33,907
Payable for unsettled trades	29,740	9,800
Management fees payable	1,211	546
Subordinated income incentive fees payable	1,389	—
Accrued capital gains incentive fees	1,149	358
Accounts payable and accrued expenses	252	191
Interest and credit facility fees payable	382	192
Payable for common stock repurchases	—	175
Stockholder distributions payable	2,289	1,023
Total liabilities	$58,599	$46,192

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 shares authorized, 33,900,183 and 14,943,215 shares issued and outstanding, respectively	34	15
Capital in excess of par value	321,152	138,340
Accumulated under distributed net investment income	548	696
Net unrealized appreciation on investments and total return swap	6,705	1,634
Net assets	328,439	140,685

Total liabilities and net assets	$387,038	$186,877

Net asset value per share	$9.69	$9.41

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2013	2012	2013	2012
Investment income:
Interest from investments
Control investments	$403	$—	$403	$—
Affiliate investments	114	—	191	—
Non-control/Non-affiliate investments	4,519	1,148	8,678	1,718
Total interest from investments	5,036	1,148	9,272	1,718
Interest from cash and cash equivalents	2	—	3	—
Total interest income	5,038	1,148	9,275	1,718
Other income	138	8	256	49
Total investment income	5,176	1,156	9,531	1,767
Operating expenses:
Interest and credit facility financing expenses	467	122	769	228
Professional fees	574	108	812	227
Directors fees	17	11	33	39
Insurance	57	52	111	103
Management fees	1,211	230	2,037	328
Subordinated income incentive fees	1,100	208	1,829	279
Capital gains incentive fees	568	38	899	117
Other administrative	13	13	71	40
Expenses before expense waivers and reimbursements from Adviser	4,007	782	6,561	1,361
Waiver of management and incentive fees	—	(476)	(406)	(724)
Expense support reimbursements from Adviser	—	(189)	—	(266)
Total expenses net of expense waivers and reimbursements from Adviser	4,007	117	6,155	371
Net investment income	1,169	1,039	3,376	1,396

Realized and unrealized gain on investments and total return swap:
Net realized gain from investments	739	502	1,734	582
Net realized gain from total return swap	2,874	—	4,669	—
Net unrealized appreciation (depreciation) on investments	2,100	(363)	2,758	(30)
Net unrealized appreciation on total return swap	30	—	2,314	—
Net realized and unrealized gain on investments and total return swap	5,743	139	11,475	552
Net increase in net assets resulting from operations	$6,912	$1,178	$14,851	$1,948
Per share information - basic and diluted
Net investment income	$0.04	$0.21	$0.14	$0.41
Net increase in net assets resulting from operations	$0.25	$0.23	$0.63	$0.57
Weighted average common shares outstanding	28,159,751	5,055,135	23,574,852	3,397,075

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2013	2012
Operations:
Net investment income	$3,376	$1,396
Net realized gain from investments	1,734	582
Net realized gain from total return swap	4,669	—
Net unrealized appreciation (depreciation) on investments	2,758	(30)
Net unrealized appreciation on total return swap	2,314	—
Net increase in net assets from operations	14,851	1,948
Stockholder distributions:
Net decrease in net assets from stockholder distributions	(9,928)	(1,646)
Capital share transactions:
Issuance of common stock, net of issuance costs	180,276	52,892
Reinvestment of stockholder distributions	3,013	550
Repurchases of common stock	(458)	—
Net increase in net assets from capital share transactions	182,831	53,442

Total increase in net assets	187,754	53,744
Net assets at beginning of period	140,685	8,207
Net assets at end of period	$328,439	$61,951

Net asset value per common share	$9.69	$9.20
Common shares outstanding at end of period	33,900,183	6,735,854

Accumulated under distributed net investment income	$548	$7

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2013	2012
Operating activities:
Net increase in net assets from operations	$14,851	$1,948
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Paid-in-kind interest income	(203)	—
Net accretion of discount on investments	(246)	(120)
Amortization of deferred financing costs	121	25
Sales and repayments of investments	135,161	23,496
Purchase of investments	(302,768)	(80,399)
Net realized gain from investments	(1,734)	(582)
Net unrealized (appreciation) depreciation on investments	(2,758)	30
Net unrealized appreciation on total return swap	(2,314)	—
(Increase) decrease in operating assets:
Cash collateral on deposit with custodian	(33,077)	—
Interest receivable	(1,700)	(238)
Receivable due on total return swap	(798)	—
Prepaid expenses and other assets	(625)	(148)
Receivable for unsettled trades	6,413	(1,935)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	19,940	12,728
Management and incentive fees payable	2,845	—
Accounts payable and accrued expenses	61	(32)
Interest and credit facility fees payable	190	12
Net cash used in operating activities	(166,641)	(45,215)

Financing activities:
Proceeds from issuance of shares of common stock, net of issuance costs	180,276	52,892
Repurchases of common stock	(633)	—
Payments of offering costs	1,151	(275)
Proceeds from revolving credit facility	18,000	4,100
Payments on revolving credit facility	(29,720)	—
Payments of financing cost	(882)	(50)
Payments to affiliate, net	(891)	(903)
Stockholder distributions	(5,649)	(726)
Net cash provided by financing activities	161,652	55,038

Net increase (decrease) in cash and cash equivalents	(4,989)	9,823
Cash and cash equivalents, beginning of period	14,180	828
Cash and cash equivalents, end of period	$9,191	$10,651

Supplemental information:
Interest paid during the period	$453	$161

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

Supplemental non-cash information:
DRIP distribution payable	$893	$114
Cash distribution payable	$1,396	$313
DRIP distribution paid	$3,013	$286
Stock distribution payable	$—	$263

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

June 30, 2013 (Unaudited)

Portfolio Company (a)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value ( c )	% of Net Assets
Senior Secured First Lien Debt - 43.5% (b)
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.00% (6.00%), 2/9/2018	$3,925	$3,859	$3,886	1.2%
American Importing Company, Inc.	Beverage, Food & Tobacco	L+4.50% (7.00%), 5/15/2018	11,000	10,892	10,890	3.3%
Avaya, Inc.	Telecommunications	L+4.50% (4.79%), 10/26/2017	3,956	3,601	3,459	1.1%
BBTS Borrower LP	Energy: Oil & Gas	L+6.50% (7.75%), 6/4/2019	12,469	12,345	12,370	3.8%
Clover Technologies Group, LLC	Environmental Industries	L+5.50% (6.75%), 5/7/2018	4,398	4,344	4,376	1.3%
Corner Investment PropCo, LLC	Hotel, Gaming & Leisure	L+9.75% (11.00%), 11/2/2019	1,500	1,472	1,530	0.5%
Creative Circle, LLC	Services: Business	L+6.00% (7.25%), 9/28/2017	8,933	8,773	8,843	2.7%
CST Industries, Inc.	Construction & Building	L+6.25% (7.75%), 5/23/2017	3,800	3,761	3,795	1.2%
EIG Investors Corp.	Services: Business	L+5.00% (6.25%), 11/9/2019	2,985	2,957	2,996	0.9%
Expera Specialty Solutions, LLC	Forest Products & Paper	L+6.25% (7.50%), 12/21/2018	8,000	7,840	7,880	2.4%
FairPay Solutions Inc. Term Loan A	Healthcare & Pharmaceuticals	L+5.75% (7.00%), 1/16/2015	2,400	2,381	2,400	0.7%
FairPay Solutions Inc. Term Loan B	Healthcare & Pharmaceuticals	L+6.50% (8.00%), 1/16/2015	7,500	7,441	7,500	2.3%
Ikaria Acquisition Inc.	Healthcare & Pharmaceuticals	L+6.50% (7.75%), 10/16/2017	3,970	3,953	3,980	1.2%
Jackson Hewitt, Inc.	Services: Business	L+8.50% (10.00%), 10/16/2017	2,422	2,336	2,340	0.7%
K2 Pure Solutions Nocal, L.P.	Chemicals, Plastics & Rubber	L+8.25% (10.50%), 9/10/2015	3,417	3,426	3,366	1.0%
Mitel Networks Corp.	Telecommunications	L+5.75% (7.00%), 2/27/2019	3,990	3,952	3,980	1.2%
PPT Management, LLC	Healthcare & Pharmaceuticals	L+7.00% (8.50%), 10/31/2016	1,938	1,929	1,938	0.6%
Precision Dermatology, Inc.	Healthcare & Pharmaceuticals	L+9.00% (13.00%), 4/25/2017	4,796	4,777	4,736	1.4%
Premier Dental Services Inc.	Healthcare & Pharmaceuticals	L+7.00% (8.25%), 11/1/2018	3,980	3,872	3,970	1.2%
Pre-Paid Legal Services, Inc.	Services: Consumer	L+5.00% (6.25%), 7/1/2019	7,500	7,425	7,475	2.3%
RedPrairie Corp	High Tech Industries	L+5.50% (6.75%), 12/12/2018	1,990	1,953	1,996	0.6%
Riverboat Corp. of Mississippi	Hotel Gaming & Leisure	L+8.75% (10.00%), 11/29/2016	10,000	9,824	9,950	3.0%
Source Refrigeration & HVAC, Inc.	Services: Business	L+5.25%, (6.75%), 4/30/2017	2,856	2,820	2,838	0.9%
The Tennis Channel Holdings, Inc. (d)	Media: Broadcasting & Subscription	L+8.50%, (8.81%), 5/23/2017	15,000	14,557	14,550	4.4%
TriNet HR Corp.	Services: Business	L+5.25%, (6.50%), 10/24/2018	2,993	2,993	2,985	0.9%
Trinity Consultants Holdings, Inc.	Environmental Industries	L+5.00%, (6.25%), 4/15/2018	3,141	3,118	3,117	0.9%
U.S. Shipping Corp.	Transportation: Cargo	L+7.75%, (9.00%), 4/24/2018	2,000	1,980	1,997	0.6%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

June 30, 2013 (Unaudited)

United Central Industrial Supply Company, LLC	Metals & Mining	L+6.25%, (7.50%), 9/28/2018	3,968	3,823	3,760	1.2%
Sub Total Senior Secured First Lien Debt				$142,404	$142,903	43.5%

Senior Secured Second Lien Debt 12.8% (b)
CREDITCORP	Banking, Finance, Insurance & Real Estate	12.00%, 7/15/2018	$8,500	$8,422	$8,422	2.6%
Eureka Hunter Holdings, LLC	Energy: Oil & Gas	12.50%, 8/16/2018	5,000	5,000	4,982	1.5%
H.D. Vest, Inc.	Services: Business	9.25%, 6/18/2019	8,750	8,641	8,641	2.6%
Linc Energy Finance USA, Inc.	Energy: Oil & Gas	12.50%, 10/31/2017	9,000	8,852	9,787	3.0%
MBLOX Inc.	Telecommunications	10.75%, 9/1/2017	7,000	6,967	6,965	2.1%
Teleflex Marine, Inc. (d)	Hotel, Gaming & Leisure	13.50%, 8/24/2017	3,332	3,267	3,320	1.0%
Sub Total Senior Secured Second Lien Debt				$41,149	$42,117	12.8%

Subordinated Debt - 10.9% (b)
Gold, Inc. (d)	Consumer Goods: Non-durable	15.00%, 12/31/2017	$12,000	$11,770	$11,782	3.6%
S.B. Restaurant Co., Inc. (d)	Beverage, Food & Tobacco	14.00%, 1/10/2018	4,029	3,951	3,864	1.2%
The SAVO Group, Ltd.	High Tech Industries	10.95%, 3/28/2017	2,500	2,488	2,493	0.8%
Varel International Energy Mezzanine Funding Corp. (d)	Energy: Oil & Gas	14.00%, 6/12/2017	10,183	10,090	10,170	3.0%
Vestcom Acquisition, Inc.	Media: Advertising, Printing & Publishing	12.00%, 6/26/2019	7,500	7,430	7,478	2.3%
Sub Total Subordinated Debt				$35,729	$35,787	10.9%

Collateralized Securities 13.8% (b)
ALM VI, Ltd. Subordinated Notes	Banking, Finance, Insurance & Real Estate	6/14/2023	$2,000	$1,877	$1,925	0.6%
Carlyle Global Market Strategies CLO 2012-1, Ltd. Subordinated Notes	Banking, Finance, Insurance & Real Estate	4/20/2022	2,000	1,749	1,655	0.5%
Carlyle Global Market Strategies CLO 2012-2, Ltd. Subordinated Notes	Banking, Finance, Insurance & Real Estate	7/20/2023	1,000	812	924	0.3%
Catamaran CLO 2013-1 Ltd. Subordinated Notes (e) (i)	Banking, Finance, Insurance & Real Estate	1/27/2025	25,000	23,000	24,470	7.5%
Garrison Funding 2013-1 Ltd. Subordinated Notes (e) (i)	Banking, Finance, Insurance & Real Estate	9/30/2023	7,500	7,500	7,500	2.3%
JMP Credit Advisors CLO II Ltd. Subordinated Notes (i)	Banking, Finance, Insurance & Real Estate	4/30/2023	6,000	5,700	5,643	1.7%
MC Funding Ltd. Preferred Shares	Banking, Finance, Insurance & Real Estate	12/20/2020	4,000	3,697	2,853	0.9%
Sub Total Collateralized Securities				$44,335	$44,970	13.8%

Equity/Other - 13.1% (b)

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

June 30, 2013 (Unaudited)

Carlyle GMS Finance, Inc. (e)	Banking, Finance, Insurance & Real Estate	$1,205	$1,205	$1,128	0.3%
MBLOX Inc. - Warrants (e)	Telecommunications	1,531	—	409	0.1%
NewStar Arlington Fund, LLC (e) (i)	Banking, Finance, Insurance & Real Estate	21,790	21,790	21,790	6.6%
PennantPark Credit Opportunity Fund LP (g) (j)	Banking, Finance, Insurance & Real Estate	5,000	5,000	5,213	1.6%
Precision Dermatology, Inc. - Warrants (e)	Healthcare & Pharmaceuticals	218	—	—	—%
S.B. Restaurant Co., Inc. - Warrants (e)	Beverage, Food & Tobacco	—	—	230	0.1%
Tennenbaum Waterman Fund, L.P. (e) (f)	Banking, Finance, Insurance & Real Estate	4,990	4,990	5,223	1.6%
The SAVO Group, Ltd. - Warrants (e)	High Tech Industries	104	—	857	0.3%
THL Credit Greenway Fund II LLC (h) (j)	Banking, Finance, Insurance & Real Estate	8,113	8,113	8,092	2.5%
Sub Total Equity/Other			$41,098	$42,942	13.1%
TOTAL INVESTMENTS - 94.1% (b)			$304,715	$308,719	94.1%

(a)
All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), except ALM VI, Ltd. Subordinated Notes, Carlyle Global Market Strategies CLO 2012-1, Ltd. Subordinated Notes, Carlyle Global Market Strategies CLO 2012-2, Ltd. Subordinated Notes, Carlyle GMS Finance, Inc., Catamaran CLO 2013-1Ltd. Subordinated Notes, Garrison Funding 2013 - 1 Ltd. Subordinated Notes, JMP Credit Advisors CLO II Ltd. Subordinated Notes, MC Funding Ltd. Preferred Shares, Mitel Networks Corp., NewStar Arlington Fund, LLC, PennantPark Credit Opportunity Fund LP, THL Credit Greenway Fund II LLC, and Tennenbaum Waterman Fund, L.P.

(b)	Percentages are based on net assets of $328,439 thousand as of June 30, 2013.

(c)
Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by the Company's board of directors as required by the Investment Company Act of 1940. (See Note 3 to the financial statements).

(d)	Terms of loan include PIK interest.

(e)	Non-income producing at June 30, 2013.

(f)	The Company has committed to fund $10.0 million in Tennenbaum Waterman Fund, L.P. over a period ending no later than September 2015. The remaining commitment as of June 30, 2013 was $5.0 million.

(g)	The investment is subject to a three year lock-up restriction on withdrawals with a 3% fee charged on withdrawals in year 4.

(h)	The Company has committed to fund $10.0 million in THL Credit Greenway Fund II LLC over a period ending no later than March 2015. The remaining commitment as of June 30, 2013 was $1.9 million.

(i)
The Company's investments are classified in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities, maintains greater than 50% of the board representation or has the power to exercise control over the management or policies of such portfolio company.

(j)
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

June 30, 2013
(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2013 (dollars in thousands):

	At June 30, 2013
	Investments at Fair Value	Percentage of Total Portfolio
Banking, Finance, Insurance & Real Estate	$94,838	30.8%
Energy: Oil & Gas	37,309	12.1%
Services: Business	28,644	9.3%
Healthcare & Pharmaceuticals	28,410	9.2%
Beverage, Food & Tobacco	14,984	4.9%
Telecommunications	14,812	4.8%
Hotel, Gaming & Leisure	14,800	4.8%
Media: Broadcasting & Subscription	14,550	4.7%
Consumer goods: Non-durable	11,782	3.8%
Forest Products & Paper	7,880	2.6%
Environmental Industries	7,493	2.4%
Media: Advertising, Printing & Publishing	7,478	2.4%
Services: Consumer	7,475	2.4%
High Tech Industries	5,346	1.7%
Construction & Building	3,795	1.2%
Metals & Mining	3,760	1.2%
Chemicals, Plastics & Rubber	3,366	1.1%
Transportation: Cargo	1,997	0.6%
Total	$308,719	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2012

Portfolio Company (a)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value ( c )	% of Net Assets

Senior Secured First Lien Debt - 59.9 (b)
Airvana Network Solutions, Inc.	High Tech Industries	L+8.00% (10.00%), 3/15/2017	$745	$715	$746	0.6%
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.75% (7.25%), 2/9/2018	3,955	3,883	3,718	2.7%
Avaya, Inc.	Telecommunications	L+4.50% (4.94%),10/26/2017	3,979	3,588	3,502	2.5%
Clover Technologies Group, LLC	Environmental Industries	L+5.50% (6.75%), 5/7/2018	3,949	3,891	3,915	2.8%
ConvergeOne Holdings Corp.	Telecommunications	L+7.00% (8.50%), 6/8/2017	3,900	3,842	3,876	2.8%
Corner Investment Propco, LLC	Hotel, Gaming & Leisure	L+9.75% (11.00%), 11/2/2019	4,000	3,921	3,935	2.8%
Creative Circle, LLC	Services: Business	L+6.00% (7.25%), 9/28/2017	9,938	9,742	9,788	7.0%
CST Industries, Inc.	Construction & Building	L+5.25% (8.50%), 5/23/2017	3,900	3,855	3,866	2.7%
EIG Investors Corp.	Services: Business	L+5.00% (6.25%), 11/9/2019	3,000	2,970	2,998	2.1%
eResearch Technology, Inc.	Healthcare & Pharmaceuticals	L+6.50% (8.00%), 7/11/2018	499	480	493	0.4%
Hudson Products Holdings, Inc.	Capital Equipment	L+5.75% (7.00%), 6/7/2017	4,000	3,960	4,005	2.8%
Ikaria Acquisition, Inc.	Healthcare & Pharmaceuticals	L+6.50% (7.75%), 9/15/2017	3,990	3,971	4,005	2.8%
Jackson Hewitt, Inc.	Services: Business	L+8.50% (10.00%), 10/16/2017	5,000	4,806	4,825	3.4%
K2 Pure Solutions Nocal, L.P.	Chemicals, Plastics & Rubber	L+7.75% (10.00%), 9/10/2015	3,434	3,445	3,400	2.4%
Permian Tank & Manufacturing, Inc.	Energy: Oil & Gas	L+7.25% (9.00%), 3/16/2017	1,550	1,515	1,578	1.1%
PPT Management, LLC	Healthcare & Pharmaceuticals	L+7.00% (8.50%), 10/31/2016	1,989	1,978	1,989	1.4%
Precision Dermatology, Inc.	Healthcare & Pharmaceuticals	L+9.00% (13.00%), 4/25/2017	5,000	4,978	4,995	3.6%
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	L+7.00% (8.25%), 11/1/2018	4,000	3,882	3,890	2.8%
RedPrairie Corp.	High Tech Industries	L+5.00% (6.75%), 12/12/2018	2,000	1,960	2,002	1.4%
Riverboat Corp. of Mississippi	Hotel, Gaming & Leisure	L+8.75% (10.00%), 11/29/2016	10,000	9,802	9,900	7.0%
Source Refrigeration & HVAC, Inc.	Services: Business	L+5.25% (6.75%), 4/30/2017	2,963	2,920	2,962	2.1%
United Central Industrial Supply Company, LLC	Metals & Mining	L+6.25% (7.50%), 9/28/2018	4,000	3,844	3,840	2.7%
Sub Total Senior Secured First Lien Debt				$83,948	$84,228	59.9%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2012

Senior Secured Second Lien Debt - 23.7% (b)
EIG Investors Corp.	Services: Business	L+9.00% (10.25%), 5/9/2020	$4,000	$3,960	$3,980	2.8%
Eureka Hunter Holdings, LLC	Energy: Oil & Gas	12.50%, 8/16/2018	5,000	5,000	5,000	3.6%
Plato Learning, Inc.	Media: Advertising, Printing & Publishing	L+9.75% (11.25%), 5/10/2019	2,000	1,963	1,960	1.4%
Linc Energy Finance USA, Inc.	Energy: Oil & Gas	12.50%, 10/31/2017	11,000	10,769	11,014	7.8%
RedPrairie Corp.	High Tech Industries	L+10.00% (11.25%), 12/12/2019	8,000	7,840	8,147	5.8%
Teleflex Marine, Inc. (d)	Hotel, Gaming & Leisure	13.50%, 8/24/2017	3,332	3,259	3,258	2.3%
Sub Total Senior Secured Second Lien Debt				$32,791	$33,359	23.7%

Subordinated Debt - 2.8% (b)
S.B Restaurant Co., Inc. (d)	Beverage, Food & Tobacco	14.00%, 1/10/2018	$4,009	$3,924	$3,939	2.8%
Sub Total Subordinated Debt				$3,924	$3,939	2.8%

Collateralized Securities - 6.1% (b)
ALM VI, Ltd. Subordinated Notes (e)	Banking, Finance, Insurance & Real Estate	6/14/2023	$2,000	$1,980	$2,030	1.4%
Carlyle Global Market Strategies CLO 2012-1, Ltd. Subordinated Notes (e)	Banking, Finance, Insurance & Real Estate	4/20/2022	2,000	1,840	1,950	1.4%
Carlyle Global Market Strategies CLO 2012-2, Ltd. Subordinated Notes (e) (f)	Banking, Finance, Insurance & Real Estate	7/20/2023	1,000	850	953	0.7%
MC Funding Ltd. Preferred Shares (e)	Banking, Finance, Insurance & Real Estate	12/20/2020	4,000	3,840	3,600	2.6%
Sub Total Collateralized Securities				$8,510	$8,533	6.1%

Equity/Other - 4.3% (b)
PennantPark Credit Opportunities Fund, L.P. (f) (h) (i)	Banking, Finance, Insurance & Real Estate		$5,000	$5,000	$5,137	3.6%
Precision Dermatology, Inc., Warrants, Strike: $1.148 (f)	Healthcare & Pharmaceuticals		218	—	—	—%
S.B Restaurant Co., Inc. - Warrants, Strike: $0.0001 (f)	Beverage, Food & Tobacco		—	—	223	0.2%
Tennenbaum Waterman Fund, L.P. (f) (g)	Banking, Finance, Insurance & Real Estate		768	752	752	0.5%
Sub Total Equity/Other				$5,752	$6,112	4.3%
TOTAL INVESTMENTS - 96.8% (b)				$134,925	$136,171	96.8%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

(a)
All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except ALM VI, Ltd. Subordinated Notes, Carlyle Global Market Strategies CLO 2012-1, Ltd. Subordinated Notes, Carlyle Global Market Strategies CLO 2012-2, Ltd. Subordinated Notes, MC Funding Ltd. Preferred Shares, PennantPark Credit Opportunities Fund L.P. and Tennenbaum Waterman Fund, L.P.

(b)	Percentages are based on net assets of $140,685 thousand as of December 31, 2012.

(c)
Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by the Company's board of directors as required by the Investment Company Act of 1940. (See Note 3 to the financial statements).

(d)	Terms of loan include PIK interest.

(e)	Investment coupon rate for the collateralized securities is based on interest income received for the year ended December 31, 2012.

(f)	Non-income producing at December 31, 2012.

(g)	The Company has committed to fund $10.0 million in Tennenbaum Waterman Fund, L.P. over a period ending no later than September 2015. The remaining commitment as of December 31, 2012 was $9.2 million.

(h)	The investment is subject to a three year lock-up restriction on withdrawals with a 3% fee charged on withdrawals in year 4.

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
June 30, 2013
(Unaudited)

Note 1 — Organization and Business Purpose

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

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The Company sold 22,222 shares of common stock to its Adviser, an entity wholly owned by AR Capital, LLC (the “Sponsor”) on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.  On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and commenced operations as of that date. As of June 30, 2013, the Company had issued 33.9 million shares of common stock for gross proceeds of $356.3 million including the shares purchased by the Sponsor and shares issued under the Company's distribution reinvestment plan ("DRIP"). As of June 30, 2013, the Company had repurchased 0.07 million shares of common stock for payments of $0.7 million.

On July 13, 2012, the Company, through a wholly-owned subsidiary, 405 TRS I, LLC (“405 Sub”), entered into a total return swap agreement (“TRS”) with Citibank, N.A. (“Citi”), which was subsequently amended on May 10, 2013, increasing the maximum possible exposure under the TRS to $200.0 million.

On July 24, 2012, the Company, through a newly-formed, wholly-owned special purpose financing subsidiary, BDCA Funding I, LLC (“Funding I”), entered into a revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, National Association, as lender, Wells Fargo Securities, as administrative agent (together, “Wells Fargo”) and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility, which was amended on April 26, 2013, provides for borrowings in an aggregate principal amount of up to $100.0 million on a committed basis, with a term of 60 months.

The Company's investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. The Company anticipates that during its offering period it will invest largely in first and second lien senior secured loans and mezzanine debt issued by middle market companies. The Company may also purchase interests in loans through secondary market transactions in the "over-the-counter" market for institutional loans. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. The Company defines middle market companies as those with annual revenues between $10 million and $1 billion. The Company may also invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles (“Collateralized Securities”). Structurally, Collateralized Securities are entities that are formed to manage a portfolio of senior secured loans made to companies whose debt is rated below investment grade or, in limited circumstances, unrated. The senior secured loans within these Collateralized Securities are limited to senior secured loans which meet specified credit and diversity criteria and are subject to concentration limitations in order to create a diverse investment portfolio. The Company expects that each investment will range between approximately $1 million and $25 million, although this investment size will vary proportionately with the size of its capital base. As the Company increases its capital base during the offering period, it intends to have a substantial portion of its assets invested in customized direct loans to and equity securities of middle market companies. In most cases, companies to whom the Company provides customized financing solutions will be privately held at the time the Company invests in them.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

The Company consolidates its wholly-owned subsidiaries, Funding I and 405 Sub. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company's interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. Accordingly, the Company's interim financial statements do not include all of the information and notes required by U.S. GAAP for annual financial statements.

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

Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. The Company may also obtain quotes with respect to certain of the Company's investments from pricing services or brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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

For investments in Collateralized Securities, the Company models both the assets and liabilities of each Collateralized Securities' capital structure.  The model uses a waterfall engine to store the collateral data, generate collateral cash flows from the assets, and distribute the cash flows to the liability structure based on the priority of payments. The waterfall cash flows are discounted using rates that incorporate risk factors such as default risk, interest rate risk, downgrade risk, and credit spread risk, among others. In addition, the Company considers broker quotations and/or quotations provided by pricing services as an input to valuation when available.

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities, maintains greater than 50% of the board representation or has the power to exercise control over the management or policies of such portfolio company. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Where appropriate, prior period financial statements have been reclassified to disclose the Company's Control Investments and Affiliate Investments as defined by the 1940 Act.

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term, liquid investments such as money market funds. Cash and cash equivalents are carried at cost which approximates fair value. Per section 12(d)(1)(a) of the 1940 Act, the Company may not invest in another registered investment company, including a money market fund, if any of the following occur:

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

Pursuant to the Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for offering costs to the extent that, together with all prior offering costs, the amounts exceed 1.5% of the aggregate gross proceeds from the Company’s on-going offering.

Deferred Credit Facility Financing Costs

Financing costs incurred in connection with the Company’s revolving Credit Facility are capitalized and amortized into expense using the straight-line method over the life of the respective facility. See Note 5 - Borrowings - for details on the Credit Facility.

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

The Company may fund cash distributions to stockholders from any sources of funds available to the Company, including expense payments from the Adviser that are subject to reimbursement, as well as offering proceeds and borrowings. The Company has not established limits on the amount of funds it may use from available sources to make distributions.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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

Revenue Recognition

Interest Income

Investment transactions are accounted for on the trade date. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortizations of premium on investments.

The Company has a number of investments in Collateralized Securities. Interest income from investments in the "equity" class of these Collateralized Securities (in the Company's case, preferred shares or subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC Topic 325-40-35, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash inflows from its equity investments in Collateralized Securities, including the expected principal repayments. The effective yield is determined and updated quarterly.
Payment-in-Kind Interest

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. The PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is generally recorded on the accrual basis.

Non-accrual income

Investments are placed on non-accrual status when principal or interest/dividend payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest is generally reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate outcome. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Income Taxes

The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended ("Code"). Generally, a RIC is exempt from federal income taxes if it distributes to stockholders at least 90% of ‘‘Investment Company Taxable Income,’’ as defined in the Code, each year. Distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its RIC status each year. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income each calendar year, 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. The Company will generally endeavor each year to avoid any federal excise taxes.

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

The Company currently intends to limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its DRIP. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable period to repurchase shares. In addition, as of the date of this filing, the Company will limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company will offer to repurchase such shares on each date of repurchase at a price equal to 92.5% of the public offering price in effect on each date of repurchase, which will be determined in the same manner that the Company determined the public offering price per share for purposes of its continuous public offering. The Company’s board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice.

As of June 30, 2013, the Company had repurchased 0.07 million shares of common stock for payments of $0.7 million. As of June 30, 2012, the Company had not repurchased any shares.

New Accounting Pronouncements

In May 2011, the FASB issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as the Company's own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance became effective for the Company beginning January 1, 2012 and, accordingly, the Company has presented the required disclosures (see Note 3 -Fair Value of Financial Instruments). The adoption of this guidance had no impact on the Company's consolidated financial position or results of operations as the guidance relates only to disclosure requirements.

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
June 30, 2013
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

The majority of the Company’s investment portfolio at June 30, 2013 was comprised of debt instruments for which Level 1 inputs, such as quoted prices, are not available. Therefore, at June 30, 2013, the majority of investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at June 30, 2013 may differ materially from values that would have been used had a ready market for the securities existed.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors. Portfolio investments are reported on the balance sheet at fair value. On a quarterly basis the Company performs an analysis of each investment to determine fair value as follows:

Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. The Company may also obtain quotes with respect to certain of the Company's investments from pricing services or brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is sufficient according to U.S. GAAP to determine the fair value of the security. If determined adequate, the Company uses the quote obtained.

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
June 30, 2013
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

For investments in Collateralized Securities, the Company models both the assets and liabilities of each Collateralized Securities' capital structure.  The model uses a waterfall engine to store the collateral data, generate collateral cash flows from the assets, and distribute the cash flows to the liability structure based on priority of payments. The waterfall cash flows are discounted using rates that incorporate risk factors such as default risk, interest rate risk, downgrade risk, and credit spread risk, among others. In addition, the Company considers broker quotations and/or quotations provided by pricing services as an input to valuation when available.

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

The following table presents fair value measurements of investments, by major class, as of June 30, 2013, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$94,933	$47,970	$142,903
Senior Secured Second Lien Debt		18,210	23,907	42,117
Subordinated Debt	—	—	35,787	35,787
Collateralized Securities	—	—	44,970	44,970
Equity/Other	—	—	42,942	42,942
Total Return Swap	—	2,701	—	2,701
Total	$—	$115,844	$195,576	$311,420

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2013 (dollars in thousands):

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2012	$25,190	$8,258	$3,939	$8,533	$6,112	$52,032
Net unrealized gains (losses)	(114)	32	45	612	1,484	2,059
Purchases and other adjustments to cost	48,212	15,617	31,803	36,200	35,354	167,186
Sales and repayments	(15,910)	—	—	(375)	(8)	(16,293)
Net realized gain	380	—	—	—	—	380
Net transfers in and/or out	(9,788)	—	—	—	—	(9,788)
Balance as of June 30, 2013	$47,970	$23,907	$35,787	$44,970	$42,942	$195,576
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$108	$(45)	$45	$612	$1,561	$2,281

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

For the six months ended June 30, 2013, there were no transfers out of Level 1 to Level 2 or out of Level 2 to Level 3.

As of June 30, 2013, an investment in 1 portfolio company was transfered from Level 3 to Level 2 as the number and/or reliability of market quotes became available for this investment and has been subsequently used for valuation purposes.

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2012 (dollars in thousands):

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Senior Unsecured Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2011	$9,611	$2,996	$887	$230	$—	$—	$13,724
Net unrealized gains	215	—	—	15	22	360	612
Purchases and other adjustments to cost	27,642	9,247	—	3,924	9,306	5,752	55,871
Sales and repayments	(7,598)	(1,466)	—	(230)	(827)	—	(10,121)
Net realized gain	35	18	—	—	32	—	85
Net transfers in and/or out	(4,715)	(2,537)	(887)	—	—	—	(8,139)
Balance as of December 31, 2012	$25,190	$8,258	$—	$3,939	$8,533	$6,112	$52,032
Unrealized gains (losses) for the year relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain:	$215	$—	$—	$15	$22	$360	$612

For the year ended December 31, 2012, there were no transfers between Level 1 to Level 2 or out of Level 2 to Level 3.

Investments in 19 portfolio companies were transferred from Level 3 to Level 2 in 2012 as the number and/or reliability of market quotes became available for these investments and have been subsequently used for valuation purposes.

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur.

The composition of the Company’s investments as of June 30, 2013, at amortized cost and fair value, were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$142,404	$142,903	46.3%
Senior Secured Second Lien Debt	41,149	42,117	13.6%
Subordinated Debt	35,729	35,787	11.6%
Collateralized Securities	44,335	44,970	14.6%
Equity/Other	41,098	42,942	13.9%
Total	$304,715	$308,719	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of June 30, 2013 (dollars in thousands). The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average
Senior Secured First Lien Debt	$47,970	Yield Analysis	Market Yield	7.00%	15.50%	9.61%
Senior Secured Second Lien Debt	23,907	Yield Analysis	Market Yield	12.25%	13.50%	12.93%
Subordinated Debt	35,787	Yield Analysis	Market Yield	12.00%	16.50%	14.29%
Collateralized Securities	44,970	Discounted Cash Flow	Discount Rate	10.50%	15.64%	14.50%
Equity/Other	1,496	Market Multiple Analysis	EBITDA Multiple	1.2x	7.6x	3.8x
	$154,130

The remaining $41.5 million of our Level 3 investments consisted of equity investments in funds which were valued based on the net asset values published by the fund.

Significant increases or decreases in any of the above unobservable inputs in isolation could result in a significantly lower or higher fair value measurement for such assets.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
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

Significant increases or decreases in any of the above unobservable inputs in isolation could result in a significantly lower or higher fair value measurement for such assets.

Note 4 — Related Party Transactions and Arrangements

The Sponsor, including its wholly owned subsidiary, the Adviser, owns 0.16 million shares of the Company’s outstanding common stock as of June 30, 2013.

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

For the three and six months ended June 30, 2013, the Company incurred $1.2 million and $2.0 million, respectively, of management fees and did not waive any portion of such fees. For the three and six months ended June 30, 2012, the Company incurred $0.2 million and $0.3 million, respectively of management fees, all of which were waived by the Adviser.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

For the three and six months ended June 30, 2013, the Company incurred $1.1 million and $1.8 million, respectively of subordinated incentive fees on income of which the Adviser waived $0.0 million and $0.3 million, respectively. For the three and six months ended June 30, 2012, the Company incurred $0.2 million and $0.3 million, respectively, of subordinated incentive fees on income, all of which were waived by the Adviser.

For the three and six months ended June 30, 2013, the Company incurred $0.6 million and $0.9 million, respectively, of capital gains incentive fees under the Advisory Agreement, of which the Adviser waived $0.0 million and $0.1 million, respectively. For the three and six months ended June 30, 2012, the Company incurred $0.04 million and $0.1 million, respectively of capital gains incentive fees under the Advisory Agreement, all of which were waived by the Adviser.

For accounting purposes only, the Company is required under U.S. GAAP to also accrue a theoretical capital gains incentive fee based upon unrealized capital appreciation on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a capital gains incentive fee that would theoretically be payable to the Adviser. For the three and six months ended June 30, 2013, the Company incurred $0.2 million and $0.7 million, respectively, of theoretical capital gains incentive fees. For the three and six months ended June 30, 2012, the Company did not incur any theoretical capital gains incentive fees. The amounts actually paid to the Adviser will be consistent with the Advisers Act and formula reflected in the Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

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

In addition, the Company will only make reimbursement payments if its “operating expense ratio” (as described in footnote 1 to the table below) is equal to or less than its operating expense ratio at the time the corresponding expense payment was incurred and if the annualized rate of the Company's regular cash distributions to stockholders is equal to or greater than the annualized rate of its regular cash distributions to stockholders at the time the corresponding expense payment was incurred.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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

Quarter Ended	Amount of Expense Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred(2)	Eligible for Reimbursement Through
March 31, 2011	$—	—%	—%	N/A
June 30, 2011	—	—	—	N/A
September 30, 2011	571	2.88	8.11	September 30, 2014
December 31, 2011	131	1.97	7.90	December 31, 2014
March 31, 2012	78	0.90	7.88	March 31, 2015
June 30, 2012	189	0.30	7.75	June 30, 2015

(1)
"Operating Expense Ratio" is expressed as a percentage of net assets and includes all expenses borne by us, except for organizational and offering expenses, base management and incentive fees owed to our Adviser and interest expense.

(2)
"Annualized Distribution Rate" equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. "Annualized Distribution Rate" does not include special cash or stock distributions paid to stockholders.

(3)	"N/A"- Not Applicable

If an Expense Support Payment has not been reimbursed within three years of the date such Expense Support Payment was incurred, the Company’s obligation to pay such Expense Support Payment shall automatically terminate and be of no further effect.

The Company has recorded $1.3 million and $1.6 million as due from affiliate on the consolidated statements of assets and liabilities as of June 30, 2013 and December 31, 2012, respectively, which reflects the netting of amounts due from the Adviser and affiliates and amounts due from the Company. On August 24, 2012, the Adviser made a payment to the Company in the amount of $0.8 million for $1.0 million of operating expenses pursuant to the Expense Support Agreement netted against $0.2 million due from the Company to the Adviser as reimbursement for payments made by the Adviser on behalf of the Company. As of June 30, 2013, the Adviser had assumed on a cumulative basis, $1.0 million of operating expenses pursuant to the Expense Support Agreement.

Offering Costs

Pursuant to the Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for offering expenses to the extent that, together with all prior offering expenses, the amounts exceed 1.5% of the aggregate gross proceeds from the Company’s on-going offering. As of June 30, 2013, offering costs in the amount of $1.3 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser; however, the Company may, but is not obligated to, pay certain amounts back to the Adviser over time. As of December 31, 2012, offering costs in the amount of $1.6 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser; however, the Company may, but is not obligated to, pay certain amounts back to the Adviser over time.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Other Affiliates

The Company's transfer agent, American National Stock Transfer, LLC, is an entity under common ownership with the Sponsor. The business was formed on November 2, 2012 and began providing certain transfer agency services for the Company on March 15, 2013.

The Dealer Manager, an entity under common ownership with the Sponsor, serves as the dealer manager of the Company's IPO. The Dealer Manager receives fees for services related to the IPO during the offering stage. The investment banking and capital markets division of the Dealer Manager provides strategic advisory services and earns fees for these services.

The following table reflects the fees incurred and unpaid to our dealer manager, advisor and transfer agent as of and for the period presented (dollars in thousands):

	Incurred	Unpaid
	Year to Date June 30, 2013	As of June 30, 2013
Selling commissions and dealer manager fees	$17,548	$—
Offering costs	1,066	684
Management and incentive fees	4,359	3,749
Investment banking advisory fees	339	—
Total related party fees	$23,312	$4,433

Note 5 — Borrowings

In January 2011, the Company entered into an agreement to obtain a revolving line of credit in the amount of $10.0 million with Main Street Capital Corporation ("Main Street"). The line was available to the Company until January 2013 and permitted the Company to periodically draw on the available funds to purchase securities or pay certain expenses. The line of credit had a variable interest rate based on the London Interbank Offered Rate ("LIBOR") plus 3.50%. On July 24, 2012, the Company used working capital and certain proceeds from the total return swap of its subsidiary, 405 Sub, to repay all of the obligations under the Company's credit facility with Main Street. The Company was not required to pay any prepayment penalty in connection with such repayment. The Company expensed all remaining deferred financing costs associated with the Company's credit facility with Main Street. For the three and six months ended June 30, 2013, the Company incurred no interest expense on the credit facility with Main Street since all of the obligations were repaid on July 24, 2012. For the three and six months ended June 30, 2012, the Company incurred interest expense related to the outstanding borrowings on the credit facility with Main Street in the amount of $0.1 million and $0.2 million, respectively.

On July 24, 2012, the Company, through a newly-formed, wholly-owned special purpose financing subsidiary, Funding I, entered into the Credit Facility with Wells Fargo and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility, which was amended on April 26, 2013, provides for borrowings in an aggregate principal amount of up to $100.0 million on a committed basis, with a term of 60 months.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The Credit Facility will be priced at the one month maturity LIBOR, with no LIBOR floor, plus a spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The non-usage fee per annum for the first six months is 0.50%; thereafter, the non-usage fee per annum is 0.50% for the first 20% of the unused balance and 2.0% for the portion of the unused balance that exceeds 20%. For the three and six months ended June 30, 2013, the Company incurred $0.3 million, and $0.3 million, respectively, of non-usage fees. The Company did not have a Credit Facility with Wells Fargo prior to July 24, 2012. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, in April 2018.

Borrowings under the Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. As of June 30, 2013, the Company was in compliance with regards to the Credit Facility covenants. The Credit Facility may be prepaid in whole or in part, subject to customary breakage costs. In the event that the Credit Facility is terminated prior to the first anniversary, an additional amount is payable to Wells Fargo equal to 2.00% of the maximum amount of the Credit Facility.

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

As of June 30, 2013, the Company had gross deferred credit facility financing costs of $1.7 million, net of accumulated amortization of $0.2 million in connection with the Credit Facility with Wells Fargo. As of December 31, 2012, the Company had deferred credit facility financing costs of $0.8 million, net of accumulated amortization of $0.09 million in connection with the Credit Facility with Wells Fargo. At June 30, 2013, $22.2 million was drawn on the Credit Facility with Wells Fargo. At December 31, 2012, $33.9 million was drawn on the Credit Facility with Wells Fargo. For the three and six months ended June 30, 2013, the Company incurred interest expense related to the outstanding borrowings on the Credit Facility with Wells Fargo in the amount of $0.1 million and $0.3 million, respectively. The Company did not have a Credit Facility with Wells Fargo prior to July 24, 2012.

The weighted average annualized interest cost for all borrowings for the six months ended June 30, 2013 and June 30, 2012 was 2.51% and 3.75%, respectively. The average debt outstanding for the six months ended June 30, 2013 and June 30, 2012 was $26.8 million and $9.1 million, respectively. The maximum debt outstanding for the six months ended June 30, 2013 and 2012 was $33.9 million and $10.0 million, respectively.

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates and accounts payable approximate their carrying value on the accompanying statements of assets and liabilities due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying statements of assets and liabilities are reported below (dollars in thousands):

	Level	Carrying Amount at June 30, 2013	Fair Value at June 30, 2013
Revolving Credit Facility	3	$22,187	$22,187

	Level	Carrying Amount at December 31, 2012	Fair Value at December 31, 2012
Revolving Credit Facility	3	$33,907	$33,907

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 6 — Total Return Swap

On July 13, 2012, the Company, through its wholly-owned subsidiary, 405 Sub, entered into a TRS with Citi, which was amended on October 17, 2012, December 7, 2012 and May 10, 2013 to increase the aggregate market value of the portfolio of loans selected by 405 Sub.

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

The obligations of 405 Sub under the TRS are non-recourse to the Company and the Company's exposure to the TRS is limited to the amount that it contributes to 405 Sub in connection with the TRS. Generally, that amount will be the amount that 405 Sub is required to post as cash collateral for each loan (which in most instances is approximately 25% of the market value of a loan at the time that such loan is purchased). The cash collateral on deposit as of June 30, 2013 was $52.2 million. The cash collateral on deposit as of December 31, 2012 was $19.2 million. As amended, the TRS provides that 405 Sub may select a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the TRS) of $200.0 million.

405 Sub pays interest to Citi for each loan at a rate equal to one-month or three-month LIBOR, depending on the terms of the loan, plus 1.20% per annum. Upon the termination or repayment of any loan selected by 405 Sub under the Agreement, 405 Sub may deduct the appreciation of such loan's value from any interest owed to Citi or pay the depreciation amount to Citi in addition to remaining interest payments.

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

At June 30, 2013, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and consolidated statements of operations consisted of the following (dollars in thousands):

	Net Receivable	Net Realized Gains
Interest and other income from TRS portfolio	$2,505	$5,345
TRS interest expense	(430)	(926)
Gains on TRS asset sales	9	250
Net receivable/realized gain from TRS	$2,084	$4,669

The Company did not have a TRS prior to July 13, 2012.

The Company values its TRS in accordance with the agreements between 405 Sub and Citi, which collectively establish the TRS and are collectively referred to herein as the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citi. Citi bases its valuation primarily on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Company's management reviews and approves the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly valuation process. To the extent the Company's management has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuations are discussed or challenged pursuant to the terms of the TRS.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The fair value of the TRS is reflected as an unrealized gain or loss on the total return swap on the consolidated statements of assets and liabilities. The change in value of the TRS is reflected in the consolidated statements of operations as net unrealized appreciation (depreciation) on the total return swap.

As of June 30, 2013 and December 31, 2012, the fair value of the TRS was $2.7 million and $0.4 million, respectively.

As of June 30, 2013, 405 Sub had exposure to 30 underlying loans with a total notional amount of $184.9 million and posted $52.2 million in cash collateral held by Citibank, which is reflected in cash collateral on deposit with custodian on the consolidated statements of assets and liabilities. As of December 31, 2012, 405 Sub had exposure to 17 underlying loans with a total notional amount of $71.7 million and posted $19.2 million in cash collateral held by Citibank, which is reflected in cash collateral on deposit with custodian on the consolidated statements of assets and liabilities.

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

The following is a summary of the underlying loans subject to the TRS as of June 30, 2013 (dollars in thousands):

Underlying Loan	Industry	Investment Coupon Rate, Maturity Date	Principal	Notional Amount	Market Value	Unrealized Appreciation (Depreciation)
Senior Secured First Lien Debt
AM General LLC	Aerospace & Defense	L+9.00%, 3/22/2018	$7,000	$6,790	$6,988	$198
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.00%, 2/9/2018	3,414	3,209	3,380	171
BBTS Borrower LP	Energy: Oil & Gas	L+6.50%, 6/4/2019	12,469	12,344	12,370	26
CBAC Borrower, LLC	Hotel, Gaming & Leisure	L+7.00%, 4/26/2020	3,000	2,970	3,037	67
Clover Technologies Group, LLC (aka 4L Holdings)	Environmental Industries	L+5.50%, 5/7/2018	7,373	7,324	7,336	12
Corner Investment Propco, LLC	Hotel, Gaming & Leisure	L+9.75%, 11/2/2019	7,500	7,400	7,650	250
DS Waters Of America, Inc.	Beverage, Food & Tobacco	L+9.00%, 8/29/2017	2,465	2,487	2,527	40
eResearchTechnology, Inc.	Services: Business	L+4.75%, 5/2/2018	3,980	3,876	3,990	114
Expera Specialty Solutions, LLC	Forest Products & Paper	L+6.25%, 12/21/2018	7,000	6,860	6,895	35
Hearthside Food Solutions, LLC	Beverage, Food & Tobacco	L+5.25, 6/7/2018	5,471	5,446	5,471	25
Ikaria Acquisition, Inc.	Healthcare & Pharmaceuticals	L+6.50%, 9/25/2017	4,466	4,444	4,477	33
Jackson Hewitt, Inc.	Services: Business	L+8.50%, 10/16/2017	7,266	7,008	7,020	12
Jacobs Entertainment, Inc.	Hotel, Gaming & Leisure	L+5.00%, 10/29/2018	3,970	3,910	3,970	60
K2 Pure Solutions Nocal, L.P.	Chemicals, Plastics & Rubber	L+8.25%, 7/20/2015	5,472	5,474	5,390	(84)
Liquidnet Holdings, Inc	Banking, Finance, Insurance & Real Estate	L+8.00%, 5/3/2017	8,394	8,310	8,394	84

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Mitel Networks Corporation	Telecommunications	L+5.75%, 2/27/2019	5,985	5,925	5,970	45
Northfield Park Associates, LLC	Hotel, Gaming & Leisure	L+7.75%, 12/19/2018	5,000	4,900	5,150	250
Orchard Acquisition Company, LLC	Banking, Finance, Insurance & Real Estate	L+7.50%, 2/4/2019	10,980	10,635	10,829	194
Plato Learning, Inc.	Media: Advertising, Printing & Publishing	L+4.75%, 5/17/2018	2,438	2,429	2,437	8
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	L+7.00%, 11/1/2018	4,975	4,826	4,963	137
Pre-Paid Legal Services, Inc.	Services: Consumer	L+5.00%, 7/1/2019	12,500	12,375	12,458	83
St. George's University Scholastic Services, LLC	Services: Consumer	L+7.00%, 12/20/2017	8,550	8,379	8,561	182
STG-Fairway Acquisitions, Inc.	Capital Equipment	L+5.00%, 2/28/2019	6,983	6,913	6,930	17
United Central Industrial Supply Company, LLC	Metals & Mining	L+6.25%, 10/12/2018	4,960	4,762	4,700	(62)
US Shipping LLC	Transportation: Cargo	L+7.75%, 4/11/2018	10,000	9,900	9,983	83
Varel International Ind., LP	Energy: Oil & Gas	L+7.75%, 7/17/2017	4,925	4,827	5,024	197
Vestcom International, Inc.	Media: Advertising, Printing & Publishing	L+5.75, 2/26/2018	7,481	7,369	7,500	131

Sub Total Senior Secured First Lien Debt				$171,092	$173,400	$2,308

Senior Secured Second Lien Debt
EIG Investors Corp.	Services: Business	L+9.00%, 5/8/2020	4,000	4,005	4,020	15
Plato Learning, Inc.	Media: Advertising, Printing & Publishing	L+9.75%, 5/17/2019	2,000	1,992	1,970	(22)
RedPrairie Corp.	High Tech Industries	L+10.00%, 12/14/2019	8,000	7,840	8,240	400
Sub Total Senior Secured Second Lien Debt				$13,837	$14,230	$393
Total				$184,929	$187,630	$2,701

The following is a summary of the underlying loans subject to the TRS as of December 31, 2012 (dollars in thousands):

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Underlying Loan	Industry	Investment Coupon Rate, Maturity Date	Principal	Notional Amount	Market Value	Unrealized Appreciation (Depreciation)
Senior Secured First Lien Debt
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.75%, 2/9/2018	$3,440	$3,234	$3,234	$—
Clover Technologies Group, LLC	Environmental Industries	L+5.50%, 5/7/2018	4,936	4,899	4,893	(6)
Corner Investment Propco, LLC	Hotel, Gaming & Leisure	L+9.75%, 11/1/2019	5,000	4,900	4,919	19
DS Waters of America, Inc.	Beverage, Food & Tobacco	L+9.00%, 8/22/2017	2,487	2,509	2,550	41
eResearch Technology, Inc.	Healthcare & Pharmaceuticals	L+6.50%, 7/11/2018	2,494	2,394	2,462	68
Hearthside Food Solutions, LLC	Beverage, Food & Tobacco	L+5.25%, 5/30/2017	5,492	5,467	5,458	(9)
Hudson Products Holdings, Inc.	Capital Equipment	L+5.75%, 6/7/2017	3,500	3,465	3,504	39
Ikaria Acquisition, Inc.	Healthcare & Pharmaceuticals	L+6.50%, 9/15/2017	4,489	4,466	4,505	39
Jackson Hewitt, Inc.	Services: Business	L+8.50%, 9/27/2017	5,000	4,800	4,825	25
Jacobs Entertainment, Inc.	Hotel, Gaming & Leisure	L+5.00%, 10/30/2018	3,990	3,930	3,950	20
K2 Pure Solutions Nocal, L.P.	Chemicals, Plastics & Rubber	L+7.75%, 9/10/2015	2,499	2,487	2,474	(13)
Northfield Park Associates, LLC	Hotel, Gaming & Leisure	L+7.75%, 11/1/2018	5,000	4,900	5,000	100
Pinnacle Operating Corp.	Chemicals, Plastics & Rubber	L+5.50%, 11/15/2018	3,990	3,870	3,900	30
Plato Learning, Inc.	Media: Advertising, Printing & Publishing	L+6.00%, 5/10/2018	1,950	1,943	1,931	(12)
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	L+7.00%, 11/1/2018	5,000	4,850	4,863	13
St. George's University Scholastic Services, LLC	Services: Business	L+7.00%, 12/15/2017	9,000	8,820	8,854	34
United Central Industrial Supply Company, LLC	Metals & Mining	L+6.25%, 10/12/2018	5,000	4,800	4,800	—
Sub Total Senior Secured First Lien Debt				$71,734	$72,122	$388
Total				$71,734	$72,122	$388

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
June 30, 2013
(Unaudited)

      As a result of these relationships, the Company is dependent upon the Adviser and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.

Note 9 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and through June 30, 2013, the Company sold 33.9 million shares of common stock for gross proceeds of $356.3 million, including shares purchased by the Sponsor and shares issued under the DRIP. As of June 30, 2013, the Company had repurchased 0.07 million shares of common stock for payments of $0.7 million.

The following table reflects the common stock activity for the six months ended June 30, 2013 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	18,694,305	$201,212
Shares Issued through DRIP	307,693	3,013
Share Repurchases	(45,030)	(458)
	18,956,968	$203,767

The following table reflects the common stock activity for the six months ended June 30, 2012 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	6,679,561	$66,975
Shares Issued through DRIP	56,293	550
	6,735,854	$67,525

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The Company currently intends to limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its DRIP. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, as of June 30, 2013, the Company will limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company will offer to repurchase such shares on each date of repurchase at a price equal to 92.5% of the public offering price in effect on each date of repurchase, which will be determined in the same manner that the Company determined the public offering price per share for purposes of its continuous public offering. The Company’s board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice. The first quarterly tender offer commenced on September 12, 2012 and was completed on October 8, 2012. Upon completion of its first quarterly tender offer, on October 8, 2012, the Company repurchased 0 shares at the offered price of $9.7125 per share for aggregate consideration totaling $0. The second quarterly tender offer commenced on December 13, 2012 and was completed on January 15, 2013. Upon completion of this tender offer on January 15, 2013, the Company repurchased 10,732 shares at the offered price of $9.8975 per share for aggregate consideration totaling $0.1 million. The third quarterly tender offer commenced on March 27, 2013, which was completed on April 25, 2013. Upon completion of this tender offer, the Company repurchased 29,625 shares at the offered price of $10.18 per share for aggregate consideration totaling $0.3 million.

Note 11 — Net Increase in Net Assets

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of June 30, 2013 and 2012.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended June 30, 2013 and 2012 (dollars in thousands except share and per share amounts):

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2013	2012	2013	2012
Basic and diluted
Net increase in net assets from operations	$6,912	$1,178	$14,851	$1,948
Weighted average common shares outstanding	28,159,751	5,055,135	23,574,852	3,397,075
Net increase in net assets resulting from operations per share - basic and diluted	$0.25	$0.23	$0.63	$0.57

On February 5, 2013, the Company's board of directors authorized, and the Company declared an increase to its public offering price per share from $10.70 to $10.80, which became effective for shares purchased in the semi-monthly closing on February 18, 2013. The Company's board of directors also approved an increase of the Company's annualized distribution, in order to sustain a 7.75% annualized distribution rate, based upon the increase to the Company's public offering price.

On February 25, 2013, the Company's board of directors authorized, and the Company declared an increase to its public offering price per share from $10.80 to $10.90, which became effective for shares purchased in the semi-monthly closing on March 1, 2013. The Company's board of directors also approved an increase of the Company's annualized distribution, in order to sustain a 7.75% annualized distribution rate, based upon the increase to the Company's public offering price.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

On April 3, 2013, the Company's board of directors authorized, and the Company declared an increase of the Company's public offering price of its common shares from $10.90 to $11.00 per share. The increase became effective with the Company's semi-monthly closing scheduled on or about April 16, 2013. The Company's board of directors also approved an increase of the Company's annualized distribution, in order to sustain a 7.75% annualized distribution rate, based upon the increase to the Company's public offering price.

Note 12 — Distributions

The Company has declared and paid cash distributions to stockholders on a monthly basis since it commenced operations. From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of June 30, 2013, the Company had accrued $2.3 million in stockholder distributions that were unpaid. As of December 31, 2012, the Company had accrued $1.0 million in stockholder distributions that were unpaid.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The following table reflects the cash distributions per share that we have paid on our common stock to date (dollars in thousands except per share amounts):

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2011:
September 30, 2011	October 3, 2011	$0.07	$13	$13	$26
October 31, 2011	November 1, 2011	0.07	20	14	34
November 30, 2011	December 1, 2011	0.06	25	17	42
December 31, 2011	January 3, 2012	0.06	35	21	56
			$93	$65	$158
2012:
January 31, 2012	February 1, 2012	$0.06	$47	$26	$73
February 29, 2012	March 1, 2012	0.06	80	34	114
March 31, 2012	April 2, 2012	0.06	118	48	166
April 30, 2012	May 1, 2012	0.06	157	65	222
May 31, 2012	June 1, 2012	0.07	289	91	380
June 30, 2012	July 2, 2012	0.06	313	113	426
July 31, 2012	August 1, 2012	0.07	361	146	507
August 31, 2012	September 4, 2012	0.07	394	173	567
September 30, 2012	October 1, 2012	0.06	429	203	632
October 31, 2012	November 1, 2012	0.07	505	247	752
November 30, 2012	December 3, 2012	0.07	612	287	899
December 17, 2012	December 27, 2012	0.09	917	462	1,379
December 31, 2012	January 2, 2013	0.07	682	341	1,023
			$4,904	$2,236	$7,140
2013:
January 31, 2013	February 1, 2013	$0.07	$787	$395	$1,182
February 28, 2013	March 1, 2013	0.06	797	408	1,205
March 31, 2013	April 1, 2013	0.07	1,008	525	1,533
April 30, 2013	May 1, 2013	0.07	1,099	589	1,688
May 31, 2013	June 1, 2013	0.07	1,276	755	2,031
June 30, 2013	July 1, 2013	0.07	1,396	893	2,289
July 31, 2013	August 1, 2013	0.07	1,562	1,044	2,606

			$7,925	$4,609	$12,534

The following table reflects the stock distributions per share that the Company declared on its common stock to date:

Date Declared	Record Date	Payment Date	Per Share	Distribution Percentage	Shares Issued
March 29, 2012	May 1, 2012	May 2, 2012	$0.05	0.49%	25,709

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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

Note 13 — Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2013, and 2012:

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2013	2012
Per share data:
Net asset value, beginning of period	$9.41	$9.00

Results of operations (1) Net investment income	0.14	0.41
Net realized and unrealized appreciation on investments	0.19	0.16
Net realized and unrealized appreciation on total return swap	0.30	—
Net increase in net assets resulting from operations	0.63	0.57

Stockholder distributions (2) Distributions from net investment income	(0.42)	(0.40)
Distributions from net realized capital gain on investments and total return swap	—	(0.08)
Net decrease in net assets resulting from stockholder distributions	(0.42)	(0.48)

Capital share transactions Issuance of common stock (3)	0.20	0.31
Repurchases of common stock (4)	—	—
Offering costs	(0.13)	(0.20)
Net increase in net assets resulting from capital share transactions	0.07	0.11
Net asset value, end of period	$9.69	$9.20
Shares outstanding at end of period	33,900,183	6,735,854
Total return (6)	6.70%	6.89%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$328,439	$61,951
Ratio of net investment income to average net assets (5)(8)	3.00%	11.38%
Ratio of operating expenses to average net assets (5)(8)	5.47%	3.02%
Ratio of incentive fees to average net assets (5)(8)	2.06%	3.23%
Ratio of credit facility related expenses to average net assets (8)	6.80%	1.86%
Portfolio turnover rate (7)	64.77%	44.89%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

(1)
The per share data was derived by using the weighted average common shares outstanding during the period. Net investment income per share excluding the expense support reimbursement and waiver of management and incentive fees equals $0.13 for the six months ended June 30, 2013. Net investment income per share excluding the expense support reimbursement and waiver of management and incentive fees equals $0.28 for the six months ended June 30, 2012.

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

(4)	The per share impact of the Company's repurchases of common stock is a reduction to net asset value of less than
$0.01 per share during the six months ended June 30, 2013. The Company had no repurchases for the six months ended June 30, 2012.

(5)
For the six months ended June 30, 2013, excluding the expense support reimbursements and waiver of management and incentive fees, the ratio of net investment income, operating expenses and incentive fees to average net assets was 2.64%, 5.84% and 2.43%, respectively. For the six months ended June 30, 2012, excluding the expense support reimbursement and waiver of management and incentive fees, the ratio of net investment income, operating expenses and incentive fees to average net assets was 3.31%, 11.09% and 3.23%, respectively.

(6)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the six months ended June 30, 2013, includes the effect of the expense support reimbursement and waiver of management and incentive fees which equaled 0.18%. The total return based on net asset value for the six months ended June 30, 2012, includes the effect of the expense support reimbursement and waiver of management and incentive fees which equaled 4.01%.

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

Subsequent to June 30, 2013 through the date of issuance of the financial statements included herein, the Company has purchased 7 debt investments and 7 equity investments with an aggregate face value of $68.3 million for $66.3 million in cash and sold 10 debt investments and 1 equity investment with an aggregate carrying value of $17.8 million for an aggregate redemption value of $18.0 million in cash resulting in a realized gain of $0.2 million.

From July 1, 2013 to August 13, 2013, the Company has issued 6.7 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $73.1 million.

On July 18, 2013, the Company, through a wholly-owned subsidiary, 405 TRS I, LLC ("TRS Sub"), amended and restated its total return swap agreement (the "Fourth Amended Agreement") with Citibank, N.A. ("Citi"). The Fourth Amended Agreement increases the maximum aggregate market value of the portfolio of loans that TRS Sub may select from $200.0 million to $275.0 million.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

SCHEDULE OF INVESTMENTS AND ADVANCES TO AFFILIATES
(dollars in thousands)

Schedule 12-14

			Six months ended June 30, 2013
Portfolio Company	Investment	As of June 30, 2013 Number of Shares/Principal Amount	Amount of dividends and interest included in income	Amount of equity in net profit and loss	As of June 30, 2013 Fair Value
Control Investments
Catamaran CLO 2013-1 Ltd. Subordinated Notes	Collateralized Securities	25,000	$239	$—	$24,470
Garrison Funding 2013-1 Ltd. Subordinated Notes	Collateralized Securities	7,500	—	—	7,500
JMP Credit Advisors CLO II Ltd. Subordinated Notes	Collateralized Securities	6,000	164	—	5,643
NewStar Arlington Fund, LLC	Equity/Other	21,790	—		21,790
Total Control Investments			$403	$—	$59,403

Affiliate Investments
PennantPark Credit Opportunity Fund LP	Equity/Other	5,000	$156	$—	$5,213
THL Credit Greenway Fund II LLC	Equity/Other	8,113	35	—	8,092
Total Affiliate Investments			$191	$—	$13,305

The table below represents the balance at the beginning of the year, December 31, 2012 and any gross additions and reductions and net unrealized gain (loss) made to such investments as well as the ending fair value as of June 30, 2013.

Gross additions represent increases in the investment from additional investments, payments in kind of interest or dividends.

Gross reductions represent decreases in the investment from sales of investments or repayments.

	Beginning Fair Value December 31, 2012	Gross additions	Gross reductions	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2013
Catamaran CLO 2013-1 Ltd. Subordinated Notes	$—	$23,000	$—	$1,470	$24,470
Garrison Funding 2013-1 Ltd. Subordinated Notes	—	7,500	—	—	7,500
JMP Credit Advisors CLO II Ltd. Subordinated Notes	—	5,700	—	(57)	5,643
NewStar Arlington Fund, LLC	—	21,790	—	—	21,790
PennantPark Credit Opportunity Fund LP	5,137	—	—	76	5,213
THL Credit Greenway Fund II LLC	—	8,113	—	(21)	8,092

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

SCHEDULE OF INVESTMENTS AND ADVANCES TO AFFILIATES
(dollars in thousands)

Schedule 12-14

			Year Ended December 31, 2012
Portfolio Company	Investment	As of December 31, 2012 Number of Shares/Principal Amount	Amount of dividends and interest included in income	Amount of equity in net profit and loss	As of December 31, 2012 Fair Value
Affiliate Investments
PennantPark Credit Opportunity Fund LP	Equity/Other	5,000	$—	$—	$5,137
Total Affiliate Investments			$—	$—	$5,137

The table below represents the balance at the beginning of the year, December 31, 2011 and any gross additions and reductions and net unrealized gain (loss) made to such investments as well as the ending fair value as of December 31, 2012.

Gross additions represent increases in the investment from additional investments, payments in kind of interest or dividends.

Gross reductions represent decreases in the investment from sales of investments or repayments.

	Beginning Fair Value December 31, 2011	Gross additions	Gross reductions	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2012

PennantPark Credit Opportunity Fund LP	$—	$5,000	$—	$137	$5,137

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

On January 25, 2011, we commenced our initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. We sold 22,222 shares of common stock to our Adviser on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. On August 25, 2011, we raised sufficient funds to break escrow on our IPO and commenced operations as of that date. As of June 30, 2013, we had issued 33.9 million shares of common stock for gross proceeds of $356.3 million including the shares purchased by the Sponsor and shares issued under our distribution reinvestment plan ("DRIP"). As of June 30, 2013, we had repurchased 0.07 million shares of common stock for payments of $0.7 million.

On July 13, 2012, we, through a wholly-owned subsidiary, 405 TRS I, LLC (“405 Sub”), entered into a total return swap agreement (“TRS”) with Citibank, N.A. (“Citi”), which was amended May 10, 2013 to increase the aggregate market value of the portfolio of loans selected by 405 Sub. 405 Sub is included within our consolidated financial statements. As amended, the TRS provides that 405 Sub may select a portfolio of loans with a maximum aggregate value (determined at the time such loans become subject to the TRS) of $200.0 million. The consolidated financial statements include both our accounts and the accounts of 405 Sub. All significant intercompany transactions have been eliminated in consolidation.

On July 24, 2012, we, through a newly-formed, wholly-owned special purpose financing subsidiary, BDCA Funding I, LLC (“Funding I”), entered into a revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, National Association, as lender, Wells Fargo Securities, as administrative agent (together, “Wells Fargo”) and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility which was amended on April 26, 2013, provides for borrowings in an aggregate principal amount of up to $100.0 million on a committed basis, with a term of 60 months. Funding I is included within our consolidated financial statements. The consolidated financial statements include both our accounts and the accounts of Funding I. All significant intercompany transactions have been eliminated in consolidation.

We anticipate that during our offering period we will invest largely in first and second lien senior secured loans and mezzanine debt issued by middle market companies. We may also purchase interests in loans through secondary market transactions in the "over-the-counter" market for institutional loans. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. We define middle market companies as those with annual revenues between $10 million and $1 billion. We expect that our investments will generally range between approximately $1 million and $25 million, although this investment size will vary proportionately with the size of our capital base. As we increase our capital base during our offering period, we will begin investing in, and ultimately intend to have a substantial portion of our assets invested in customized direct loans to and equity securities of middle market companies. In most cases, companies to whom we provide customized financing solutions will be privately held at the time we invest in them.

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

We have entered into a fund administration servicing agreement and a fund accounting servicing agreement with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary to operate. On August 13, 2012, we entered into a custody agreement with U.S. Bank National Association (“US Bank”). Under the custody agreement, US Bank will hold all of our portfolio securities and cash for certain of our subsidiaries, and will transfer such securities or cash pursuant to our instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party. The Dealer Manager, an entity under common ownership with the Sponsor, serves as the dealer manager of the IPO. The Adviser and the Dealer Manager are related parties and will receive compensation and fees for services related to the IPO and for the investment and management of our assets. The Adviser will receive fees during the offering, operational and liquidation stages while the Dealer Manager will receive fees during the offering stage. The Adviser will pay to the Administrator a portion of the fees payable to the Adviser for the performance of these support services.

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

For investments in Collateralized Securities, we model both the assets and liabilities of each Collateralized Securities' capital structure.  The model uses a waterfall engine to store the collateral data, generate collateral cash flows from the assets, and distribute the cash flows to the liability structure based on priority of payments. The waterfall cash flows are discounted using rates that incorporate risk factors such as default risk, interest rate risk, downgrade risk, and credit spread risk, among others. In addition, we consider broker quotations and/or quotations provided by pricing services as an input to valuation when available.

As part of our quarterly valuation process, our Adviser may be assisted by an independent valuation firm engaged by our board of directors. The audit committee of our board of directors reviews each preliminary valuation and our Adviser and an independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the audit committee. Our board of directors then discusses the valuations and determines the fair value of each investment, in good faith, based on the input of our Adviser, the independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

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

New Accounting Pronouncements

In May 2011, the FASB issued guidance that expands the existing disclosure requirements for fair value measurements, primarily for Level 3 measurements, which are measurements based on unobservable inputs such as our own data. This guidance is largely consistent with current fair value measurement principles with few exceptions that do not result in a change in general practice. The guidance became effective for the Company beginning January 1, 2012 and, accordingly, the Company has presented the required disclosures (see Note 3 - Fair Value of Financial Instruments). The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations as the guidance relates only to disclosure requirements.

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

Portfolio and Investment Activity

During the six months ended June 30, 2013, we made $302.8 million of investments in new portfolio companies and had $135.2 million in aggregate amount of exits and repayments, resulting in net investments of $167.6 million for the period. During the six months ended June 30, 2012, we made $80.4 million of investments in new portfolio companies and had $23.5 million in aggregate amount of exits and repayments, resulting in net investments of $56.9 million for the period.

Our portfolio composition, based on fair value, including the value of the TRS underlying loans, at June 30, 2013 was as follows:

	At June 30, 2013
	Percentage of Total Portfolio(1)	Weighted Average Current Yield for Total Portfolio (2)	Percentage of TRS Underlying Loans	Weighted Average Current Yield for TRS Underlying Loans	Percentage of Total Portfolio Including TRS Underlying Loans	Weighted Average Current Yield for Total Portfolio Including TRS Underlying Loans (2)
Senior Secured First Lien Debt	46.3%	7.9%	92.4%	8.1%	63.7%	8.0%
Senior Secured Second Lien Debt	13.6	11.5	7.6	11.0	11.3	11.4
Subordinated Debt	11.6	13.7	—	—	7.2	13.7
Collateralized Securities (3)	14.6	12.4	—	—	9.1	12.4
Equity/Other	13.9	N/A	—	N/A	8.7	N/A
Total	100.0%	10.0%	100.0%	8.3%	100.0%	9.3%

(1) Does not include TRS underlying loans.

(2) Excludes the effect of the amortization or accretion of loan premiums or discounts.

(3) Weighted average current yield for Collateralized Securities is based on the estimation of effective yield to expected maturity for each security as calculated in accordance with ASC Topic 325-40-35, Beneficial Interests in Securitized Financial Assets (see Note 2 - Summary of Significant Accounting Policies).

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

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value at June 30, 2013 (dollars in thousands):

	At June 30, 2013
	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans (2)	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Banking, Finance, Insurance & Real Estate	$94,838	30.7%	$19,222	10.3%	$114,061	23.0%
Energy: Oil & Gas	37,309	12.1	17,393	9.3	54,702	11.0
Services: Business	28,644	9.3	15,030	8.0	43,674	8.8
Healthcare & Pharmaceuticals	28,410	9.2	12,820	6.8	41,230	8.3
Hotel, Gaming & Leisure	14,800	4.8	19,808	10.6	34,608	7.0
Services: Consumer	7,475	2.4	21,019	11.2	28,494	5.7
Beverage, Food & Tobacco	14,984	4.9	7,998	4.2	22,982	4.6
Telecommunications	14,812	4.8	5,970	3.2	20,782	4.2
Media: Advertising, Printing & Publishing	7,478	2.4	11,907	6.3	19,385	3.9
Environmental Industries	7,493	2.4	7,336	3.9	14,829	3.0
Forest Products & Paper	7,880	2.6	6,895	3.7	14,775	3.0
Media: Broadcasting & Subscription	14,550	4.7	—	—	14,550	2.9
High Tech Industries	5,346	1.7	8,240	4.4	13,586	2.7
Transportation: Cargo	1,997	0.7	9,983	5.3	11,980	2.4
Consumer goods: Non-durable	11,782	3.8	—	—	11,782	2.4
Chemicals, Plastics & Rubber	3,366	1.1	5,390	2.9	8,756	1.8
Metals & Mining	3,760	1.2	4,700	2.5	8,460	1.7
Aerospace & Defense	—	—	6,988	3.7	6,988	1.4
Capital Equipment	—	—	6,930	3.7	6,930	1.4
Construction & Building	3,795	1.2	—	—	3,795	0.8
Total	$308,719	100.0%	$187,629	100.0%	$496,349	100.0%

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

The following table presents the fair value measurements at June 30, 2013 for our Level 3 investments (dollars in thousands):

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
ALM VI, Ltd. Subordinated Notes	Collateralized Securities	$1,925	0.6%
American Importing Company, Inc.	Senior Secured First Lien Debt	10,890	3.5%
Carlyle Global Market Strategies CLO 2012-1, Ltd. Subordinated Notes	Collateralized Securities	1,655	0.5%
Carlyle Global Market Strategies CLO 2012-2, Ltd. Subordinated Notes	Collateralized Securities	924	0.3%
Carlyle GMS Finance, Inc.	Equity/Other	1,128	0.4%
Catamaran CLO 2013-1 Ltd. Subordinated Notes	Collateralized Securities	24,470	7.9%
Eureka Hunter Holdings, LLC	Senior Secured Second Lien Debt	4,982	1.6%
FairPay Solutions Inc. Term Loan A	Senior Secured First Lien Debt	2,400	0.8%
FairPay Solutions Inc. Term Loan B	Senior Secured First Lien Debt	7,500	2.4%
Garrison Funding 2013 - 1 Ltd. Subordinated Notes	Collateralized Securities	7,500	2.4%
Gold, Inc.	Subordinated Debt	11,782	3.8%
H.D. Vest, Inc.	Senior Secured Second Lien Debt	8,641	2.8%
JMP Credit AdvisorsCLO II Ltd. Subordinated Notes	Collateralized Securities	5,643	1.8%
MBLOX Inc.	Senior Secured Second Lien Debt	6,965	2.3%
MBLOX Inc. - Warrants	Equity/Other	409	0.1%
MC Funding Ltd. Preferred Shares	Collateralized Securities	2,853	0.9%
NewStar Arlington Fund, LLC	Equity/Other	21,790	7.1%
PennantPark Credit Opportunity Fund LP	Equity/Other	5,213	1.7%
PPT Management, LLC	Senior Secured First Lien Debt	1,938	0.6%
Precision Dermatology, Inc.	Senior Secured First Lien Debt	4,736	1.5%
S.B. Restaurant Co., Inc. - Warrants	Equity/Other	230	0.1%
S.B. Restaurant Co., Inc.	Subordinated Debt	3,864	1.3%
Source Refrigeration & HVAC, Inc.	Senior Secured First Lien Debt	2,838	0.9%
Teleflex Marine, Inc.	Senior Secured Second Lien Debt	3,320	1.1%
Tennenbaum Waterman Fund, L.P.	Equity/Other	5,223	1.7%
The SAVO Group, Ltd.	Subordinated Debt	2,493	0.8%
The SAVO Group, Ltd. - Warrants	Equity/Other	857	0.3%
The Tennis Channel Holdings, Inc.	Senior Secured First Lien Debt	14,550	4.7%
THL Credit Greenway Fund II LLC	Equity/Other	8,092	2.6%
Trinity Consultants Holdings, Inc.	Senior Secured First Lien Debt	3,117	1.0%
Varel International Energy Mezzanine Funding Corp.	Subordinated Debt	10,170	3.3%
Vestcom Acquisition, Inc.	Subordinated Debt	7,478	2.4%
Total Level 3 investments		$195,576	63.2%

The following table presents the fair value measurements at December 31, 2012 for our Level 3 investments (dollars in thousands):

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
ALM VI, Ltd. Subordinated Notes	Collateralized Securities	$2,030	1.4%
Carlyle Global Market Strategies CLO 2012-1, Ltd. Subordinated Notes	Collateralized Securities	1,950	1.3%
Carlyle Global Market Strategies CLO 2012-2, Ltd. Subordinated Notes	Collateralized Securities	953	0.6%
ConvergeOne Holdings Corp.	Senior Secured First Lien Debt	3,876	2.7%
Creative Circle, LLC	Senior Secured First Lien Debt	9,788	7.2%
Eureka Hunter Holdings, LLC	Senior Secured Second Lien Debt	5,000	3.7%
MC Funding Ltd. Preferred Shares	Collateralized Securities	3,600	2.6%
PennantPark Credit Opportunity Fund, LP	Equity/Other	5,137	3.8%
Permian Tank & Manufacturing, Inc.	Senior Secured First Lien Debt	1,578	1.2%
PPT Management, LLC	Senior Secured First Lien Debt	1,989	1.5%
Precision Dermatology, Inc.	Senior Secured First Lien Debt	4,996	3.7%
Precision Dermatology, Inc. - Warrants	Equity/Other	—	—%
S.B. Restaurant Co., Inc.	Subordinated Debt	3,939	2.9%
S.B. Restaurant Co., Inc. - Warrants	Equity/Other	223	0.2%
Source Refrigeration & HVAC, Inc.	Senior Secured First Lien Debt	2,963	2.2%
Teleflex Marine, Inc.	Senior Secured Second Lien Debt	3,258	2.5%
Tennenbaum Waterman Fund, L.P.	Equity/Other	752	0.7%
Total Level 3 investments		$52,032	38.2%

The following table presents the percentage of amortized cost by loan market for investments, including the TRS underlying loans, as of June 30, 2013:

	Amortized Cost as of June 30, 2013
	Investments per Total Portfolio	TRS Underlying Loans	Total Portfolio including TRS Underlying Loans
Middle Market (1)	70.2%	92.1%	78.4%
Large Corporate(2)	1.8	7.9	4.1
Other(3)	28.0	—	17.5
Total	100.0%	100.0%	100.0%

(1) Middle market represents companies whose annual revenues are between $10 million and $1 billion.
(2) Large corporate represents companies whose annual revenues are in excess of $1 billion.
(3) Other represents collateralized securities and equity investments.

The following table presents the percentage of amortized cost by loan market for investments, including the TRS underlying loans, as of December 31, 2012:

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
(3) Other represents collateralized securities and equity investments.

The following table presents the percentage of fair value by loan market for investments, including the TRS underlying loans, as of June 30, 2013:

	Fair Value as of June 30, 2013
	Investments per Total Portfolio	TRS Underlying Loans	Total Portfolio including TRS Underlying Loans
Middle Market (1)	69.7%	91.9%	78.1%
Large Corporate(2)	1.8	8.1	4.2
Other(3)	28.5	—	17.7
Total	100.0%	100.0%	100.0%

(1) Middle market represents companies whose annual revenues are between $10 million and $1 billion.
(2) Large corporate represents companies whose annual revenues are in excess of $1 billion.
(3) Other represents collateralized securities and equity investments.

The following table presents the percentage of fair value by loan market for investments, including the TRS underlying loans, as of December 31, 2012:

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

Loan Rating	Summary Description
1	Debt investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since the time of investment are favorable.

2	Performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable. All investments are initially rated a “2”.

3	Performing debt investment requiring closer monitoring. Trends and risk factors show some deterioration.

4	Underperforming debt investment. Some loss of interest or dividend expected, but still expecting a positive return on investment. Trends and risk factors are negative.

5	Underperforming debt investment with expected loss of interest and some principal.

The weighted average risk ratings of our investments based on amortized cost were 2.11 as of June 30, 2013 and 2.03 as of December 31, 2012.

RESULTS OF OPERATIONS

Operating results for the three and six months ended June 30, 2013 and June 30, 2012 are as follows (dollars in thousands):

	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2013	2012
Total investment income	$5,176	$1,156
Total expenses, net	4,007	117
Net investment income	1,169	1,039
Net realized gain from investments	739	502
Net realized gain from total return swap	2,874	—
Net unrealized appreciation (depreciation) on investments	2,100	(363)
Net unrealized appreciation on total return swap	30	—
Net increase in net assets resulting from operations	$6,912	$1,178

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2013	2012
Total investment income	$9,531	$1,767
Total expenses, net	6,155	371
Net investment income	3,376	1,396
Net realized gain from investments	1,734	582
Net realized gain from total return swap	4,669	—
Net unrealized appreciation (depreciation) on investments	2,758	(30)
Net unrealized appreciation on total return swap	2,314	—
Net increase in net assets resulting from operations	$14,851	$1,948

Investment Income

The increase in total investment income for the three and six months ended June 30, 2013, as compared to the same period in 2012, was primarily due to the increase in the size of the portfolio. Portfolio investments, at amortized cost, increased from $71.9 million at June 30, 2012 to $304.7 million at June 30, 2013.

Operating Expenses

The composition of our operating expenses for the three and six months ended June 30, 2013 and 2012 was as follows (dollars in thousands):

	For the Three Months Ended June 30,	For the Three Months Ended June 30,
	2013	2012
Interest and credit facility financing expenses	$467	$122
Professional fees	574	108
Directors fees	17	11
Insurance	57	52
Management fees	1,211	230
Subordinated income incentive fees	1,100	208
Capital gains incentive fees	568	38
Other administrative	13	13
Expenses before expense waivers and reimbursements from Adviser	4,007	782
Waiver of management and incentive fees	—	(476)
Expense support reimbursements from Adviser	—	(189)
Total expenses net of expense waivers and reimbursements from Adviser	$4,007	$117

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2013	2012
Interest and credit facility financing expenses	$769	$228
Professional fees	812	227
Directors fees	33	39
Insurance	111	103
Management fees	2,037	328
Subordinated income incentive fees	1,829	279
Capital gains incentive fees	899	117
Other administrative	71	40
Expenses before expense waivers and reimbursements from Adviser	6,561	1,361
Waiver of management and incentive fees	(406)	(724)
Expense support reimbursements from Adviser	—	(266)
Total expenses net of expense waivers and reimbursements from Adviser	$6,155	$371

Interest and credit facility expenses for the three and six months ended June 30, 2013 increased from the corresponding period in 2012 due to the increase in the average amount of debt outstanding from $9.1 million for the six months ended June 30, 2012 to $26.9 million for the comparable period in 2013. Interest and credit facility expenses for the three and six months ended June 30, 2013 were comprised of amortization of deferred financing costs related to our Credit Facility with Wells Fargo, while the interest and credit facility expenses in the same period in 2012 were related to our Credit Facility with Main Street.

For the three and six months ended June 30, 2013, we incurred $1.2 million and $2.0 million, respectively, of management fees, of which the Adviser did not waive any such fees. For the three and six months ended June 30, 2012, we incurred $0.2 million and $0.3 million, respectively, of management fees, all of which were waived by the Adviser. For the three and six months ended June 30, 2013, we incurred $1.7 million, and $2.7 million, respectively, of incentive fees, of which the Adviser waived $0.0 million and $0.4 million, respectively. For the three and six months ended June 30, 2012, management fees of $0.2 million and $0.3 million, respectively, and incentive fees of $0.2 million and $0.3 million, respectively, were incurred but waived by the Adviser. The increase in management fees was driven by an increase in average assets from $51.7 million for the six months ended June 30, 2012 to $287.0 million for the comparable period in 2013. The $1.7 million and $2.7 million of incentive fees for the three and six months ended June 30, 2013 was driven by $1.1 million and $1.8 million, respectively, of subordinated incentive fees which are based primarily on interest income. The remainder constituted capital gains incentive fees.

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

Net Realized Gain from Investments

For the three and six months ended June 30, 2013, we sold $64.5 million and $135.2 million, respectively, of assets, resulting in $0.7 million and $1.7 million, respectively, of realized gains from investments. For the three and six months ended June 30, 2012, we had $5.9 million and $23.5 million, respectively, of principal repayments, resulting in $0.5 million and $0.6 million, respectively, of realized gains from investments.

Net Realized Gain from Total Return Swap

For the three and six months ended June 30, 2013, we had $2.9 million, and $4.7 million, respectively, of realized gains from the TRS. Please see Note 6 – Total Return Swap – in our consolidated financial statements included in this report for more information about the realized gains generated by loans held under the TRS. For the three and six months ended June 30, 2012, we had not entered into the TRS.

At June 30, 2013, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and consolidated statements of operations consisted of the following (dollars in thousands):

	Net Receivable	Net Realized Gains
Interest and other income from TRS portfolio	$2,505	$5,345
TRS interest expense	(430)	(926)
Gains on TRS asset sales	9	250
Net realized gain from TRS	$2,084	$4,669

The Company did not have a TRS prior to July 13, 2012.

Net Change in Unrealized Appreciation on Investments

For the three and six months ended June 30, 2013, our investments had $2.1 million and $2.8 million, respectively, of unrealized appreciation. For the three and six months ended June 30, 2012, our investments had $0.4 million and $0.03 million, respectively, of unrealized depreciation.

Net Change in Unrealized Appreciation on Total Return Swap

For the three and six months ended June 30, 2013, our investments in the TRS had $0.03 million and $2.3 million of unrealized appreciation. The appreciation of the investments in the TRS was driven by the decrease in yields on comparable assets in the market. For the three and six months ended June 30, 2012, we had not entered into the TRS.

Cash Flows for the Six Months Ended June 30, 2013

For the six months ended June 30, 2013, net cash used in operating activities was $166.6 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows used in operating activities for the six months ended June 30, 2013 was primarily due to $302.8 million for purchases of investments partially offset by $135.2 million for sales and repayments of investments and $14.9 million from a net increase in net investment income. The purchase and sales activity is driven by the increase in investment activity resulting from the continuous equity capital raising and growing capital base.

Net cash provided by financing activities of $161.7 million during the six months ended June 30, 2013 primarily related to net proceeds from the issuance of common stock of $180.3 million and proceeds from the Credit Facility of $18.0 million. These inflows were partially offset by principal repayments on debt of $29.7 million and payments of stockholder distributions of $5.6 million. Consistent with the increase in investment activity, the proceeds from the issuance of common stock are the result of our increasing equity raise capabilities.

Cash Flows for the Six Months Ended June 30, 2012

For the six months ended June 30, 2012, net cash used in operating activities was $45.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Cash flows used in operating activities for the six months ended June 30, 2012 were mainly due to net income of $1.9 million adjusted for $80.4 million for purchases of investments, $1.9 million from increase in unsettled trades receivable, $0.6 million from net realized gain on investments, $0.1 million from increase in prepaid expenses and other assets, $0.03 million from decrease in accounts payable and accrued expenses and $0.2 million from increase in interest receivable offset by cash provided by operating activities of $23.5 million for sales and repayments of investments and $12.7 million from increase in unsettled trades payable.

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

Liquidity and Capital Resources

We generate cash from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments. The Registration Statement offering for sale up to approximately $1.5 billion of shares of our common stock (150.0 million shares at an initial offering price of $10.00 per share) (the "Offering"), was declared effective on January 27, 2011. As of June 30, 2013, we had issued 33.9 million shares of our common stock for gross proceeds of $356.3 million, including shares issued to the Sponsor and shares issued under the DRIP.

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

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay the Expense Support Payment for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The purpose of the Expense Support Agreement was to reduce our offering and operating expenses until we had achieved economies of scale sufficient to ensure that we were able to bear a reasonable level of expense in relation to our investment income. The Expense Support Payment for any month shall be paid to us by the Adviser in cash and/or offsets against amounts due from us to the Adviser. Operating expenses subject to this agreement include expenses as defined by U.S. GAAP, including, without limitation, advisory fees payable and interest on indebtedness for such period, if any. As of June 30, 2013, the Adviser had made payments to the Company for $1.0 million of expenses pursuant to the Expense Support Agreement. See Note 4 - Related Party Transactions and Arrangements - Expense Support Agreement - in our consolidated financial statements included in this report for additional information on this arrangement, including Expense Payments made by our Adviser pursuant to the terms of this agreement and the ability of the Adviser to be reimbursed for Expense Payments made to us.

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

Total Return Swap

On July 13, 2012, we, through a wholly-owned subsidiary, 405 Sub, entered into a TRS with Citi, which was recently amended on May 10, 2013, to increase the aggregate market value of the portfolio of loans selected by 405 Sub.

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

The obligations of 405 Sub under the TRS are non-recourse to us and our exposure to the TRS is limited to the amount that we contribute to 405 Sub in connection with the TRS. Generally, that amount will be the amount that 405 Sub is required to post as cash collateral for each loan (which in most instances is approximately 25% of the market value of a loan at the time that such loan is purchased). As amended, the TRS provides that 405 Sub may select a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the TRS) of $200.0 million.

405 Sub will pay interest to Citi for each loan at a rate equal to one-month or three-month LIBOR, depending on the terms of the underlying loan, plus 1.20% per annum. Upon the termination or repayment of any loan selected by 405 Sub under the Agreement, 405 Sub may deduct the appreciation of such loan's value from any interest owed to Citi or pay the depreciation amount to Citi in addition to remaining interest payments.

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

As of June 30, 2013, we had $52.2 million in cash held as collateral by Citi under the terms of the TRS.

Wells Fargo Credit Facility

On July 24, 2012, we, through a newly-formed, wholly-owned special purpose financing subsidiary, Funding I, entered into the Credit Facility with Wells Fargo and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility provides for borrowings in an aggregate principal amount of up to $100.0 million on a committed basis, with a term of 60 months.

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

The Credit Facility will be priced at one month maturity LIBOR, with no LIBOR floor, plus a spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The non-usage fee per annum for the first six months is 0.50%; thereafter, the non-usage fee per annum is 0.50% for the first 20% of the unused balance and 2.0% for the portion of the unused balance that exceeds 20%. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable in April 2018.

Borrowings under the Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. As of June 30, 2013, we were in compliance with regards to the Credit Facility covenants. The Credit Facility may be prepaid in whole or in part, subject to customary breakage costs. In the event that the Credit Facility is terminated prior to the first anniversary, an additional amount is payable to Wells Fargo equal to 2.00% of the maximum amount of the Credit Facility.

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

Borrowings of Funding I will be considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act applicable to BDCs.

Our cash is deposited in either commercial bank accounts or custody accounts and may be deposited in short-term, highly liquid investments that we believe provide appropriate safety of principal.

As of June 30, 2013, we had $22.2 million outstanding under the Credit Facility.

Distributions

We have declared and paid cash distributions to our stockholders on a monthly basis since we commenced operations. As of June 30, 2013, the annualized yield for distributions declared was 7.75% based on our then current public offering price of $11.00 per share. From time to time, we may also pay interim distributions at the discretion of our board of directors. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our IPO. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. For the three and six months ended June 30, 2013, we declared $6.0 million and $9.9 million, respectively, in cash distributions and paid distributions of $5.3 million and $8.6 million, respectively, which consists of $3.4 million and $5.6 million, respectively, in cash and $1.9 million and $3.0 million, respectively, issued pursuant to the DRIP. As of June 30, 2013, we had $2.3 million of distributions accrued and unpaid. For the three and six months ended June 30, 2012, we have declared $1.0 million and $1.4 million, respectively, in distributions and paid distributions of $0.8 million and $1.0 million, respectively, which consists of $0.6 million and $0.7 million, respectively, in cash and $0.2 million and $0.3 million, respectively, issued pursuant to the DRIP.

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

We may fund our cash distributions to stockholders from any sources of funds available to us including expense payments from our Adviser that are subject to reimbursement to it as well as offering proceeds and borrowings. We have not established limits on the amount of funds we may use from available sources to make distributions. Prior to June 30, 2012, a substantial portion of our distributions resulted from expense support payments made by our Adviser that are subject to reimbursement by us within three years from the date such payment obligations were incurred. The purpose of this arrangement could be to avoid such distributions being characterized as returns of capital for GAAP or tax purposes. Despite this, we may still have distributions which could be characterized as a return of capital for tax purposes. However, during the year ended December 31, 2012, no portion of our distributions was characterized as a return of capital for tax purposes. You should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. You should also understand that our future reimbursements of such expense support payments will reduce the distributions that you would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. The Adviser has no obligation to make expense support payments in future periods. For the fiscal year ended December 31, 2012, if expense support payments of $0.3 million were not made by our Adviser, approximately 4% percent of the distribution rate would have been a return of capital.

We consider our entire managed investment portfolio to include the investments in our portfolio included in our Consolidated Schedule of Investments as well as assets held in our TRS portfolio, which are considered off-balance sheet. Our Adviser selects and underwrites all of these investments and we measure their performance based on this managed portfolio. Our net investment income also does not include the interest income and expense related to the TRS portfolio. In accordance with GAAP, interest income and expense related to the TRS are accounted for as a component of “Net realized gain from total return swap.” The following table sets forth the computation of adjusted net investment income (loss) for the managed investment portfolio by adding the interest income from the TRS, the short-term realized gains, and the theoretical incentive fees on unrealized capital gains to the net investment income for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2013	2012
Net investment income	$3,376	$1,396
TRS net investment income (1)	4,419	—
Operating gains (short term)(2)	1,732	582
Incentive fees on unrealized gains(3)	748	—
Adjusted net investment income	$10,275	$1,978

(1)
TRS net investment income includes the interest income and expense related to the TRS portfolio. See Note 6 - Total Return Swap - in our consolidated financial statements included in this report for more information about the TRS.

(2)
Operating gains include short-term realized gains that result primarily from active portfolio management activities. As a RIC, short-term capital gains represent operating income available for distribution and are considered ordinary income.

(3)
Incentive fees on unrealized gains are the GAAP-required theoretical incentive fees accrued based upon unrealized portfolio appreciation. These fees reduce net investment income but are not contractually due to the Advisor. See Note 4 - Related Party Transactions and Agreements - in our consolidated financial statements included in this report for additional details on the theoretical capital gains incentive fees.

We did not have a TRS prior to July 13, 2012.
The following table sets forth the distributions made during the six months ended June 30, 2013 and 2012 (dollars in thousands):

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2013	2012
Monthly distributions	$9,928	$1,382
Stock dividends	—	264
Total distributions	$9,928	$1,646

Election as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2011, and to qualify as a RIC thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S federal excise, state, local and foreign taxes. We will be subject to a 4% nondeductible U.S. Federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to 98% of net ordinary income each calendar year and 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes. We will generally endeavor each year to avoid any federal excise taxes.

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

 Related-Party Transactions and Agreements

We have entered into agreements with affiliates of our Adviser, whereby we pay certain fees or reimbursements to our Adviser or its affiliates in connection with asset and service fees, reimbursement of operating costs and offering related costs. Our transfer agent, American National Stock Transfer, LLC, is a related party. The business was formed on November 2, 2012 and began providing certain transfer agency services for us on March 15, 2013. The Dealer Manager, an entity under common ownership with the Sponsor, serves as the dealer manager of our IPO. The Dealer Manager receives fees for services related to the IPO during the offering stage. See Note 4 - Related Party Transactions and Arrangements - in our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at June 30, 2013 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Revolving credit facility	$22,187	—	—	22,187	—
Total contractual obligations	$22,187	—	—	22,187	—

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

As of June 30, 2013, our debt included variable-rate debt, bearing a variable interest rate at the London Interbank Offered Rate plus 2.16% at June 30, 2013 with a carrying value of $22.2 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 25 Basis Points	0.03%
Base Interest Rate	—%
(+) 100 Basis Points	(0.01)%
(+) 200 Basis Points	3.94%

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

It is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition.

As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers' Association, or BBA, member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR, and there are ongoing investigations by regulators and governmental authorities in various jurisdictions. Following a review of LIBOR conducted at the request of the U.K. government, on September 28, 2012, recommendations for reforming the setting and governing of LIBOR were released, which are referred to as the Wheatley Review. The Wheatley Review made a number of recommendations for changes with respect to LIBOR, including the introduction of S-5 statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the BBA to an independent administrator, changes to the method of the compilation of lending rates and new regulatory oversight and enforcement mechanisms for rate-setting and a reduction in the number of currencies and tenors for which LIBOR is published. Based on the Wheatley Review and on a subsequent public and governmental consultation process, on March 25, 2013, the U.K. Financial Services Authority published final rules for the U.K. Financial Conduct Authority's regulation and supervision of LIBOR, which are referred to as the FCA Rules. In particular, the FCA Rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts of interest policy and appropriate systems and controls. The FCA Rules took effect on April 2, 2013. It is uncertain what additional regulatory changes or what changes, if any, in the method of determining LIBOR may be required or made by the U.K. government or other governmental or regulatory authorities. Accordingly, uncertainty as to the nature of such changes may adversely affect the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.1	Second Articles of Amendment and Restatement of the Registrant (filed herewith).

3.2	Bylaws (previously filed as Exhibit (b) to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form N-2/A filed on November 24, 2010 and herein incorporated by reference).

10.1	Second Amended and Restated Investment Advisory and Management Services Agreement dated June 5, 2013 by and between the Company and the Adviser (filed herewith).

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

10.12
Confirmation Letter Agreement by and between 405 TRS I, LLC and Citibank, N.A., amended and restated as of May 10, 2013 (previously filed as Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 15, 2013 and herein incorporated by reference).

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

10.16
Amendment No. 1 to Loan and Servicing Agreement, among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, dated as of January 14, 2013 (previously filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,2013 filed on May 15, 2013 and herein incorporated by reference).

10.17
Amendment No. 2 to Loan and Servicing Agreement, among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, dated as of April 26, 2013 (previously filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 15, 2013 and herein incorporated by reference).

10.18
Amendment No. 1 to Purchase and Sale Agreement, entered into by and between BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC, Wells Fargo Bank, National Association and U.S. Bank National Association, dated as of April 26, 2013 (previously filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 15, 2013 and herein incorporated by reference).

10.19	Confirmation Letter Agreement by and between 405 TRS I, LLC and Citibank, N.A., amended and restated as of July 18, 2013 (filed herewith).

14	Code of Ethics (previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011 and herein incorporated by reference).

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
By:/s/ Nicholas S. Schorsch Name: Nicholas S. Schorsch Title: Chairman and Chief Executive Officer (Principal Executive Officer)
By:/s/ Nicholas Radesca Name: Nicholas Radesca Title: Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: August 13, 2013