Form 10-Q
period 2013-09-30
Business Development Corp of America
filed 2013-11-14
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
 Yes ☐ No ☒
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of November 13, 2013 was 55,318,382.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

Item 1. Financial Statements.
BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments, at fair value:
Affiliate Investments, at fair value (amortized cost of $107,725 and $5,000, respectively)	$111,728	$5,137
Non-affiliate Investments, at fair value (amortized cost of $318,974 and $129,925, respectively)	324,499	131,034
Total Investments, at fair value (amortized cost of $426,699 and $134,925, respectively)	436,227	136,171

Cash and cash equivalents	55,837	14,180
Cash collateral on deposit with custodian	58,126	19,157
Interest receivable	5,084	1,212
Due from affiliate, net	1,119	1,601
Deferred credit facility financing costs, net	2,411	735
Unrealized gain on total return swap	2,735	388
Receivable due on total return swap	3,515	1,286
Prepaid expenses and other assets	641	234
Receivable for unsettled trades	14,941	11,913
Receivable for common stock purchase	7	—
Total assets	$580,643	$186,877

LIABILITIES
Revolving credit facility	$61,687	$33,907
Payable for unsettled trades	43,870	9,800
Management fees payable	1,829	546
Subordinated income incentive fees payable	442	—
Accrued capital gains incentive fees	2,245	358
Accounts payable and accrued expenses	288	191
Interest and credit facility fees payable	460	192
Payable for common stock repurchases	20	175
Stockholder distributions payable	3,275	1,023
Total liabilities	$114,116	$46,192

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 shares authorized, 47,532,948 and 14,943,215 shares issued and outstanding, respectively	48	15
Capital in excess of par value	454,514	138,340
Accumulated under/(over) distributed net investment income	(298)	696
Net unrealized appreciation on investments and total return swap	12,263	1,634
Net assets	466,527	140,685

Total liabilities and net assets	$580,643	$186,877

Net asset value per share	$9.81	$9.41

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2013	2012	2013	2012
Investment income:
Interest from investments
Affiliate investments	$1,744	$—	$2,182	$—
Non-affiliate investments	6,111	1,959	14,944	3,677
Total interest from investments	7,855	1,959	17,126	3,677
Interest from cash and cash equivalents	2	—	6	—
Total interest income	7,857	1,959	17,132	3,677
Other income	538	14	794	63
Total investment income	8,395	1,973	17,926	3,740
Operating expenses:
Interest and credit facility financing expenses	590	192	1,359	420
Professional fees	662	137	1,474	364
Directors fees	18	18	51	57
Insurance	56	51	167	154
Management fees	1,829	402	3,866	730
Subordinated income incentive fees	1,768	273	3,597	552
Capital gains incentive fees	1,191	299	2,089	416
Other administrative	17	35	89	75
Expenses before expense waivers and reimbursements from Adviser	6,131	1,407	12,692	2,768
Waiver of management and incentive fees	(1,420)	(798)	(1,827)	(1,522)
Expense support reimbursements from Adviser	—	—	—	(266)
Total expenses net of expense waivers and reimbursements from Adviser	4,711	609	10,865	980
Net investment income	3,684	1,364	7,061	2,760

Realized and unrealized gain on investments and total return swap:
Net realized gain from investments	429	344	2,163	926
Net realized gain from total return swap	4,045	390	8,715	390
Net unrealized appreciation on investments	5,524	1,184	8,282	1,154
Net unrealized appreciation on total return swap	33	580	2,347	580
Net realized and unrealized gain on investments and total return swap	10,031	2,498	21,507	3,050
Net increase in net assets resulting from operations	$13,715	$3,862	$28,568	$5,810
Per share information - basic and diluted
Net investment income	$0.09	$0.16	$0.24	$0.55
Net increase in net assets resulting from operations	$0.33	$0.47	$0.96	$1.15
Weighted average common shares outstanding	41,498,369	8,297,178	29,615,011	5,042,363

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2013	2012
Operations:
Net investment income	$7,061	$2,760
Net realized gain from investments	2,163	926
Net realized gain from total return swap	8,715	390
Net unrealized appreciation on investments	8,282	1,154
Net unrealized appreciation on total return swap	2,347	580
Net increase in net assets from operations	28,568	5,810
Stockholder distributions:
Net decrease in net assets from stockholder distributions	(18,932)	(3,351)
Capital share transactions:
Issuance of common stock, net of issuance costs	310,737	81,119
Reinvestment of stockholder distributions	6,261	981
Repurchases of common stock	(792)	(86)
Net increase in net assets from capital share transactions	316,206	82,014

Total increase in net assets	325,842	84,473
Net assets at beginning of period	140,685	8,207
Net assets at end of period	$466,527	$92,680

Net asset value per common share	$9.81	$9.44
Common shares outstanding at end of period	47,532,948	9,821,991

Accumulated (over) distributed net investment income	$(298)	$(334)

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2013	2012
Operating activities:
Net increase in net assets from operations	$28,568	$5,810
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Paid-in-kind interest income	(437)	(6)
Net accretion of discount on investments	(418)	(150)
Amortization of deferred financing costs	211	88
Sales and repayments of investments	189,041	62,711
Purchase of investments	(477,799)	(148,252)
Net realized gain from investments	(2,163)	(926)
Net unrealized (appreciation) on investments	(8,282)	(1,154)
Net unrealized (appreciation) on total return swap	(2,347)	(580)
(Increase) decrease in operating assets:
Cash collateral on deposit with custodian	(38,969)	(11,417)
Interest receivable	(3,872)	(1,032)
Receivable due on total return swap	(2,229)	(348)
Prepaid expenses and other assets	(407)	(113)
Receivable for unsettled trades	(3,028)	(3,521)
Receivable for common stock purchase	(7)	—
Increase (decrease) in operating liabilities:
Payable for unsettled trades	34,070	15,639
Payable for common stock repurchases	(155)	—
Management and incentive fees payable	3,612	176
Accounts payable and accrued expenses	97	(16)
Interest and credit facility fees payable	268	72
Net cash used in operating activities	(284,246)	(83,019)

Financing activities:
Proceeds from issuance of shares of common stock, net of issuance costs	310,737	81,119
Repurchases of common stock	(792)	—
(Increase) decrease in deferred offering costs receivable	1,919	(444)
Proceeds from revolving credit facility	57,500	18,918
Payments on revolving credit facility	(29,720)	(10,000)
Payments of financing cost	(1,887)	(873)
Payments to affiliate, net	(1,437)	235
Stockholder distributions	(10,417)	(1,794)
Net cash provided by financing activities	325,903	87,161

Net increase (decrease) in cash and cash equivalents	41,657	4,142
Cash and cash equivalents, beginning of period	14,180	828
Cash and cash equivalents, end of period	$55,837	$4,970

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2013	2012
Supplemental information:
Interest paid during the period	$871	$215
Taxes, including excise tax, paid during the period	$2	$—
Supplemental non-cash information:
DRIP distribution payable	$1,407	$203
Cash distribution payable	$1,868	$429
DRIP distribution paid	$6,261	$717
Stock distribution payable	$—	$264

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

September 30, 2013 (Unaudited)

Portfolio Company (a)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value ( c )	% of Net Assets
Senior Secured First Lien Debt - 43.5% (b)
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.00% (6.00%), 2/9/2018	$3,910	$3,847	$3,831	0.8%
American Importing Company, Inc.	Beverage, Food & Tobacco	L+5.75% (7.00%), 5/23/2018	10,973	10,871	10,888	2.3%
Avaya, Inc.	Telecommunications	L+4.50% (4.79%),10/26/2017	3,944	3,609	3,527	0.8%
BBTS Borrower LP	Energy: Oil & Gas	L+6.50% (7.75%), 6/4/2019	5,970	5,912	6,030	1.3%
Clover Technologies Group, LLC	Environmental Industries	L+5.50% (6.75%), 5/7/2018	4,288	4,238	4,283	0.9%
Creative Circle, LLC	Services: Business	L+5.25% (6.50%), 9/28/2017	8,427	8,284	8,511	1.8%
CST Industries, Inc.	Construction & Building	L+6.25% (7.75%), 5/23/2017	3,750	3,714	3,722	0.8%
EIG Investors Corp.	Services: Business	L+5.00% (6.25%), 11/9/2019	3,315	3,287	3,325	0.7%
EZE Trucking, Inc. (o)	Transportation: Cargo	L+9.75% (10.00%), 7/31/2018	12,455	12,395	12,393	2.7%
Expera Specialty Solutions, LLC	Forest Products & Paper	L+6.25% (7.50%), 7/28/2018	7,980	7,824	8,020	1.7%
FairPay Solutions Inc. Term Loan A	Healthcare & Pharmaceuticals	L+5.75% (7.00%), 1/16/2015	2,350	2,334	2,350	0.5%
FairPay Solutions Inc. Term Loan B	Healthcare & Pharmaceuticals	L+6.50% (8.00%), 1/16/2015	7,500	7,450	7,500	1.6%
Global Telecom & Technology, Inc.	Telecommunications	L+5.50% (6.50%), 3/31/2016	7,800	7,722	7,715	1.7%
Ikaria Acquisitions, Inc.	Healthcare & Pharmaceuticals	L+6.00% (7.25%), 7/31/2018	5,925	5,839	5,925	1.3%
Jackson Hewitt, Inc.	Services: Business	L+8.50% (10.00%), 10/16/2017	13,328	13,250	13,128	2.8%
K2 Pure Solutions Nocal, L.P.	Chemicals, Plastics & Rubber	L+6.00% (7.00%), 8/19/2019	10,000	9,804	9,804	2.1%
Miller Heiman	Services: Business	L+5.75% (6.75%), 9/30/2018	15,250	14,793	14,793	3.2%
Mitel Networks Corp.	Telecommunications	L+5.75% (7.00%), 2/27/2019	3,980	3,943	4,000	0.9%
NextCare - Acquisition (n)	Healthcare & Pharmaceuticals	L+5.50% (6.75%), 10/10/2017	976	961	961	0.2%
NextCare	Healthcare & Pharmaceuticals	L+5.50% (6.75%), 10/10/2017	9,244	9,110	9,105	1.9%
NXT Capital	Banking, Finance, Insurance & Real Estate	L+5.25% (6.25%), 9/4/2018	10,000	9,901	9,900	2.1%
PPT Management, LLC	Healthcare & Pharmaceuticals	L+7.00% (8.50%), 10/31/2016	2,047	2,039	2,039	0.4%
Premier Dental Services Inc.	Healthcare & Pharmaceuticals	L+7.00% (8.25%), 11/1/2018	3,970	3,867	3,980	0.9%
Pre-Paid Legal Services, Inc.	Services: Consumer	L+5.00% (6.25%), 7/1/2019	7,705	7,632	7,653	1.6%
RedPrairie Corp	High Tech Industries	L+5.50% (6.75%), 12/21/2018	1,985	1,949	1,996	0.4%
Riverboat Corp. of Mississippi	Hotel, Gaming & Leisure	L+8.75% (10.00%), 11/29/2016	10,000	9,835	10,000	2.1%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

September 30, 2013 (Unaudited)

Portfolio Company (a)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value ( c )	% of Net Assets
Source Refrigeration & HVAC, Inc.	Services: Business	L+5.25%, (6.75%), 4/30/2017	2,820	2,786	2,767	0.6%
The Tennis Channel Holdings, Inc.(d)	Media: Broadcasting & Subscription	L+8.50%, (8.81%), 5/23/2017	15,055	14,636	14,641	3.1%
Trinity Consultants Holdings, Inc.	Environmental Industries	L+5.00%, (6.25%), 4/15/2018	3,101	3,080	3,099	0.7%
United Central Industrial Supply Company, LLC	Metals & Mining	L+6.25%, (7.50%), 10/12/2018	3,960	3,821	3,524	0.8%
WBL SPE I, LLC (m)	Banking, Finance, Insurance & Real Estate	15.00%, 9/30/2016	3,750	3,713	3,600	0.8%
Sub Total Senior Secured First Lien Debt				$202,446	$203,010	43.5%

Senior Secured Second Lien Debt 11.8% (b)
CREDITCORP	Banking, Finance, Insurance & Real Estate	12.00%, 7/15/2018	$8,500	$8,424	$8,457	1.8%
Eureka Hunter Holdings, LLC	Energy: Oil & Gas	12.50%, 8/16/2018	5,000	5,000	4,981	1.1%
H.D. Vest, Inc.	Services: Business	9.25%, 6/18/2019	8,750	8,646	8,641	1.8%
Linc Energy Finance USA, Inc.	Energy: Oil & Gas	12.50%, 10/31/2017	9,000	8,858	9,826	2.1%
MBLOX Inc.	Telecommunications	10.75%, 9/1/2016	7,000	6,969	6,986	1.5%
NCP Finance Limited Partnership	Banking, Finance, Insurance & Real Estate	L+9.75% (11.00%), 9/25/2015	8,000	7,840	7,920	1.7%
Teleflex Marine, Inc. (d)	Hotel, Gaming & Leisure	13.50%, 8/24/2017	3,332	$3,269	$3,320	0.7%
Telligent Systems, Inc. (l)	Services: Business	10.75%, 7/10/2016	5,000	$4,977	$5,017	1.1%
Sub Total Senior Secured Second Lien Debt				$53,983	$55,148	11.8%

Subordinated Debt - 8.7% (b)
Gold, Inc. (d)	Consumer Goods: Non-durable	15.00%, 12/31/2017	$12,061	$11,837	$11,916	2.6%
S.B. Restaurant Co., Inc. (d)	Beverage, Food & Tobacco	14.00%, 1/10/2018	4,040	3,964	3,885	0.8%
Telligent Systems, Inc.	Services: Business	12.00%, 7/10/2016	2,000	2,000	2,000	0.4%
The SAVO Group, Ltd.	High Tech Industries	10.95%, 3/28/2017	5,000	4,976	4,997	1.1%
Varel International Energy Mezzanine Funding Corp. (d)	Energy: Oil & Gas	14.00%, 1/15/2018	10,289	10,201	10,240	2.2%
Vestcom Acquisition, Inc.	Media: Advertising, Printing & Publishing	12.00%, 6/26/2019	7,500	7,432	7,477	1.6%
Sub Total Subordinated Debt				$40,410	$40,515	8.7%

Collateralized Securities 16.0% (b)
ALM VI, Ltd. Subordinated Notes	Banking, Finance, Insurance & Real Estate	6/14/2023	$2,000	$1,794	$1,941	0.4%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

September 30, 2013 (Unaudited)

Portfolio Company (a)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value ( c )	% of Net Assets
Carlyle Global Market Strategies CLO 2012-1, Ltd. Subordinated Notes	Banking, Finance, Insurance & Real Estate	4/20/2022	2,000	1,667	1,659	0.4%
Carlyle Global Market Strategies CLO 2012-2, Ltd. Subordinated Notes	Banking, Finance, Insurance & Real Estate	7/20/2023	1,000	788	965	0.2%
Catamaran CLO 2013-1 Ltd. Subordinated Notes (i)	Banking, Finance, Insurance & Real Estate	1/27/2025	25,000	23,000	26,208	5.6%
Garrison Funding 2013 - 1 Ltd. Subordinated Notes ( e ) (i)	Banking, Finance, Insurance & Real Estate	9/30/2023	15,000	15,000	15,000	3.2%
JMP Credit Advisors CLO II Ltd. Subordinated Notes (i)	Banking, Finance, Insurance & Real Estate	4/30/2023	6,000	5,700	6,228	1.3%
MC Funding Ltd. Preferred Shares	Banking, Finance, Insurance & Real Estate	12/20/2020	4,000	3,534	2,709	0.6%
Shackleton 2013-IV CLO, LTD. Subordinated Notes ( e ) (i)	Banking, Finance, Insurance & Real Estate	7/12/2014	20,000	20,000	20,000	4.3%
Sub Total Collateralized Securities				$71,483	$74,710	16.0%

Equity/Other -13.4% (b)
Carlyle GMS Finance, Inc. ( e ) (j)	Banking, Finance, Insurance & Real Estate		$2,097	$2,097	$2,020	0.4%
MBLOX Inc. - Warrants ( e )	Telecommunications		1,531	—	531	0.1%
NewStar Arlington Fund, LLC (i) (k)	Banking, Finance, Insurance & Real Estate		25,648	25,648	25,648	5.5%
PennantPark Credit Opportunity Fund LP (g) (i)	Banking, Finance, Insurance & Real Estate		10,000	10,000	10,287	2.2%
Precision Dermatology, Inc. - Warrants ( e )	Healthcare & Pharmaceuticals		218	—	—	—%
S.B. Restaurant Co., Inc. - Warrants ( e )	Beverage, Food & Tobacco		—	—	40	—%
Telligent Systems, Inc. - Warrants (Second Lien Debt) ( e )	Services: Business		535	—	378	0.1%
Telligent Systems, Inc. - Warrants (Third Lien Bridge Note) ( e )	Services: Business		1,000	—	1,544	0.3%
Tennenbaum Waterman Fund, L.P.( e ) (f)	Banking, Finance, Insurance & Real Estate		8,504	8,504	8,944	1.9%
The SAVO Group, Ltd. - Warrants ( e )	High Tech Industries		104	—	1,345	0.3%
THL Credit Greenway Fund II LLC (h) (i)	Banking, Finance, Insurance & Real Estate		8,378	8,378	8,357	1.8%
World Business Lenders, LLC ( e )	Banking, Finance, Insurance & Real Estate		3,750	3,750	3,750	0.8%
Sub Total Equity/Other				$58,377	$62,844	13.4%
TOTAL INVESTMENTS - 93.4% (b)				$426,699	$436,227	93.4%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

(a)
All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), except ALM VI, Ltd. Subordinated Notes, Carlyle Global Market Strategies CLO 2012-1, Ltd. Subordinated Notes, Carlyle Global Market Strategies CLO 2012-2, Ltd. Subordinated Notes, Carlyle GMS Finance, Inc., Catamaran CLO 2013-1Ltd. Subordinated Notes, Garrison Funding 2013 - 1 Ltd. Subordinated Notes, JMP Credit Advisors CLO II Ltd. Subordinated Notes, MC Funding Ltd. Preferred Shares, Mitel Networks Corp., NewStar Arlington Fund, LLC, PennantPark Credit Opportunity Fund LP, Shackleton 2013-IV CLO, LTD. Subordinated Notes, Tennenbaum Waterman Fund, L.P. and THL Credit Greenway Fund II LLC.

(b)	Percentages are based on net assets of $466,527 thousand as of September 30, 2013.

(c)
Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by the Company's board of directors as required by the 1940 Act. (See Note 3 to the financial statements).

(d)	Terms of loan include PIK interest.

(e)	Non-income producing at September 30, 2013.

(f)	The Company has committed to fund $10.0 million in Tennenbaum Waterman Fund, L.P. over a period ending no later than September 2015. The remaining commitment as of September 30, 2013 was $1.5 million.

(g)	The investment is subject to a three year lock-up restriction on withdrawals with a 3% fee charged on withdrawals in year 4.

(h)	The Company has committed to fund $20.0 million in THL Credit Greenway Fund II LLC over a period ending no later than March 2015. The remaining commitment as of September 30, 2013 was $11.6 million.

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

(j)	The Company has committed to fund $10.0 million in Carlyle GMS Finance, Inc. The remaining commitment as of September 30, 2013 was $7.9 million.

(k)	The Company has committed to fund $30.0 million in NewStar Arlington Fund, LLC. The remaining commitment as of September 30, 2013 was $4.4 million.

(l)	The Company has committed to fund a delayed draw term loan of $1.0 million in Telligent Systems, Inc. The remaining commitment as of September 30, 2013 was $1.0 million.

(m)	The Company has committed to fund a delayed draw term loan of $11.3 million in WBL SPE I, LLC. The remaining commitment as of September 30, 2013 was $11.3 million.

(n)	The Company has committed to fund a delayed draw term loan of $5.7 million in NextCare. The remaining commitment as of September 30, 2013 was $4.7 million.

(o)	The Company has committed to fund a delayed draw term loan of $2.0 million in EZE Trucking, Inc. The remaining commitment as of September 30, 2013 was $2.0 million.

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2013 (dollars in thousands):

	At September 30, 2013
	Investments at Fair Value	Percentage of Total Portfolio
Banking, Finance, Insurance & Real Estate	$163,593	37.5%
Services: Business	60,103	13.8%
Healthcare & Pharmaceuticals	35,691	8.2%
Energy: Oil & Gas	31,077	7.1%
Telecommunications	22,759	5.2%
Beverage, Food & Tobacco	14,812	3.4%
Media: Broadcasting & Subscription	14,641	3.4%
Hotel, Gaming & Leisure	13,320	3.1%
Transportation: Cargo	12,393	2.8%
Consumer Goods: Non-durable	11,916	2.7%
Chemicals, Plastics & Rubber	9,804	2.2%
High Tech Industries	8,338	1.9%
Forest Products & Paper	8,020	1.8%
Services: Consumer	7,654	1.8%
Media: Advertising, Printing & Publishing	7,478	1.7%
Environmental Industries	7,382	1.7%
Construction & Building	3,722	0.9%
Metals & Mining	3,524	0.8%
Total	$436,227	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2012

Portfolio Company (a)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value ( c )	% of Net Assets

Senior Secured First Lien Debt - 59.9% (b)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The Company sold 22,222 shares of common stock to its Adviser, an entity wholly owned by AR Capital, LLC (the “Sponsor”) on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.  On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and commenced operations as of that date. As of September 30, 2013, the Company had issued 47.5 million shares of common stock for gross proceeds of $504.4 million including the shares purchased by the Sponsor and shares issued under the Company's distribution reinvestment plan ("DRIP"). As of September 30, 2013, the Company had repurchased 0.1 million shares of common stock for payments of $1.1 million.

On July 13, 2012, the Company, through a wholly-owned subsidiary, 405 TRS I, LLC (“405 Sub”), entered into a total return swap agreement (“TRS”) with Citibank, N.A. (“Citi”), which was subsequently amended on October 17, 2012, December 7, 2012, May 10, 2013 and July 18, 2013, increasing the maximum possible exposure under the TRS to $275.0 million.

On July 24, 2012, the Company, through a newly-formed, wholly-owned special purpose financing subsidiary, BDCA Funding I, LLC (“Funding I”), entered into a revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, National Association, as lender, Wells Fargo Securities, as administrative agent (together, “Wells Fargo”) and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility, which was subsequently amended on September 9, 2013, provides for borrowings in an aggregate principal amount of up to $200.0 million on a committed basis, with a term of 60 months.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The Company has entered into a fund administration servicing agreement and a fund accounting servicing agreement with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for the Company to operate. On August 13, 2012, the Company entered into a custody agreement with U.S. Bank National Association (“US Bank”). Under the custody agreement, US Bank holds all of the portfolio securities and cash of the Company for certain of its subsidiaries, and transfers such securities or cash pursuant to the Company’s instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party.

Realty Capital Securities, LLC (the “Dealer Manager”), an entity under common ownership with the Sponsor, serves as the dealer manager of the Company’s IPO. The Adviser and the Dealer Manager are related parties and receive compensation and fees for services related to the IPO and for the investment and management of the Company’s assets. The Adviser receives fees during the offering, operational and liquidation stages, and the Dealer Manager receives fees during the offering stage.

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
September 30, 2013
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

For investments in Collateralized Securities, the Company models both the assets and liabilities of each Collateralized Securities' capital structure.  The model uses a waterfall engine to store the collateral data, generate collateral cash flows from the assets, and distribute the cash flows to the liability structure based on the priority of payments. The waterfall cash flows are discounted using rates that incorporate risk factors such as default risk, interest rate risk, downgrade risk, and credit spread risk, among others. In addition, the Company considers broker quotations and/or quotations provided by pricing services as an input to determining fair value when available.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "control" is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, any person "who owns beneficially, either directly or through one or more controlled companies, more than 25 per centum of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25 per centum of the voting securities of any company shall be presumed not to control such company". Using this definition, the Company has determined to treat “Control Investments” as investments in companies in which the Company owns more than 25% of the voting securities, maintains greater than 50% of the board representation or has the power to exercise control over the management or policies of such portfolio company. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Under the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

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

Income Taxes

The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a RIC is exempt from federal income taxes if it distributes to stockholders at least 90% of ‘‘Investment Company Taxable Income,’’ as defined in the Code, each year. Distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its RIC status each year. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income each calendar year, 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes. The Company will generally endeavor each year to avoid any federal excise taxes.

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

As of September 30, 2013, the Company had repurchased 0.1 million shares of common stock for payments of $1.1 million. As of September 30, 2012, the Company had not repurchased any shares.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

New Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services – Investment Companies (ASC Topic 946), which affects the scope, measurement and disclosure requirements for investment companies under GAAP. The amendments (i) change the approach to the investment company assessment in ASC Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company; (ii) require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than the equity method of accounting; and (iii) require the following additional disclosures (a) the fact that the entity is an investment company and is applying the guidance in ASC Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. This guidance is effective for interim an annual reporting periods beginning on or after December 15, 2013.

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

 Note 3 — Fair Value of Financial Instruments

Accounting guidance establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

All of the Company’s investment portfolio at September 30, 2013 was comprised of debt and equity instruments for which Level 1 inputs, such as quoted prices, are not available. Therefore, at September 30, 2013, the investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at September 30, 2013 may differ materially from values that would have been used had a ready market for the securities existed.

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

For investments in Collateralized Securities, the Company models both the assets and liabilities of each Collateralized Securities' capital structure.  The model uses a waterfall engine to store the collateral data, generate collateral cash flows from the assets, and distribute the cash flows to the liability structure based on priority of payments. The waterfall cash flows are discounted using rates that incorporate risk factors such as default risk, interest rate risk, downgrade risk, and credit spread risk, among others. In addition, the Company considers broker quotations and/or quotations provided by pricing services as an input to determining fair value when available.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to the consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on the consolidated financial statements.

The following table presents fair value measurements of investments, by major class, as of September 30, 2013, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$116,148	$86,862	$203,010
Senior Secured Second Lien Debt	—	34,844	20,304	55,148
Subordinated Debt	—	—	40,515	40,515
Collateralized Securities	—	—	74,710	74,710
Equity/Other	—	—	62,844	62,844
Total Return Swap	—	2,735	—	2,735
Total	$—	$153,727	$285,235	$438,962

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2013 (dollars in thousands):

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2012	$25,190	$8,258	$3,939	$8,533	$6,112	$52,032
Net unrealized gains (losses)	(207)	91	90	3,204	4,107	7,285
Purchases and other adjustments to cost	92,450	11,955	36,486	63,700	54,149	258,740
Sales and repayments	(21,186)	—	—	(727)	(1,524)	(23,437)
Net realized gain	403	—	—	—	—	403
Net transfers in and/or out	(9,788)	—	—	—	—	(9,788)
Balance as of September 30, 2013	$86,862	$20,304	$40,515	$74,710	$62,844	$285,235
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(92)	$91	$90	$3,204	$4,107	$7,400

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

For the nine months ended September 30, 2013, there were no transfers out of Level 1 to Level 2 or out of Level 2 to Level 3.

As of September 30, 2013, an investment in 1 portfolio company was transferred from Level 3 to Level 2 as the number and/or reliability of market quotes became available for this investment and has been subsequently used for valuation purposes.

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

The composition of the Company’s investments as of September 30, 2013, at amortized cost and fair value, were as follows (dollars in thousands):

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$202,446	$203,010	46.6%
Senior Secured Second Lien Debt	53,983	55,148	12.6%
Subordinated Debt	40,410	40,515	9.3%
Collateralized Securities	71,483	74,710	17.1%
Equity/Other	58,377	62,844	14.4%
Total	$426,699	$436,227	100.0%

The composition of the Company’s investments as of December 31, 2012, at amortized cost and fair value, were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$83,948	$84,228	61.9%
Senior Secured Second Lien Debt	32,791	33,359	24.5%
Subordinated Debt	3,924	3,939	2.9%
Collateralized Securities	8,510	8,533	6.3%
Equity/Other	5,752	6,112	4.4%
Total	$134,925	$136,171	100.0%

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of September 30, 2013 (dollars in thousands). The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average
Senior Secured First Lien Debt	$86,862	Yield Analysis	Market Yield	6.25%	9.75%	7.93%
Senior Secured Second Lien Debt	20,304	Yield Analysis	Market Yield	11.75%	13.50%	12.64%
Subordinated Debt	40,515	Yield Analysis	Market Yield	12.00%	17.00%	14.08%
Collateralized Securities	74,710	Discounted Cash Flow	Discount Rate	10.00%	17.78%	13.96%
Equity/Other	7,588	Market Multiple Analysis	EBITDA Multiple	1.4x	4.3x	2.5x
Equity/Other	25,648	Discounted Cash Flow	Market Yield	12.33%	12.33%	12.33%
	$255,627

The remaining $29.6 million of our Level 3 investments consisted of equity investments in funds which were valued based on the net asset values published by the fund.

Significant increases or decreases in any of the above unobservable inputs in isolation could result in a significantly lower or higher fair value measurement for such assets.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
	$37,610

The remaining $14.4 million of our Level 3 investments consisted of $5.9 million of equity investments in funds which were valued based on the net asset values published by the fund and $8.5 million of collateralized securities. Since the Company used third party dealer marks to estimate the fair value of its collateralized securities owned at December 31, 2012, the valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2012 have not been provided.

Significant increases or decreases in any of the above unobservable inputs in isolation could result in a significantly lower or higher fair value measurement for such assets.

Note 4 — Related Party Transactions and Arrangements

The Sponsor, including its wholly owned subsidiary, the Adviser, owns 0.16 million shares of the Company’s outstanding common stock as of September 30, 2013.

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

For the three and nine months ended September 30, 2013, the Company incurred $1.8 million and $3.9 million, respectively, of management fees and waived none of such fees. For the three and nine months ended September 30, 2012, the Company incurred $0.4 million and $0.7 million, respectively of management fees, of which the Adviser waived $0.2 million and $0.5 million, respectively.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

For the three and nine months ended September 30, 2013, the Company incurred $1.8 million and $3.6 million, respectively of subordinated incentive fees on income of which the Adviser waived $1.3 million and $1.6 million, respectively. For the three and nine months ended September 30, 2012, the Company incurred $0.3 million and $0.6 million, respectively, of subordinated incentive fees on income, all of which were waived by the Adviser.

For the three and nine months ended September 30, 2013, the Company incurred $1.2 million and $2.1 million, respectively, of capital gains incentive fees under the Advisory Agreement, of which the Adviser waived $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2012, the Company incurred $0.3 million and $0.4 million, respectively of capital gains incentive fees under the Advisory Agreement, all of which were waived by the Adviser.

For accounting purposes only, the Company is required under U.S. GAAP to also accrue a theoretical capital gains incentive fee based upon unrealized capital appreciation on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a capital gains incentive fee that would theoretically be payable to the Adviser as if the investments were liquidated on such date. For the three and nine months ended September 30, 2013, the Company incurred $1.1 million and $1.9 million, respectively, of theoretical capital gains incentive fees. For the three and nine months ended September 30, 2012, the Company did not incur any theoretical capital gains incentive fees. The amounts actually paid to the Adviser will be consistent with the Advisers Act and formula reflected in the Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

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
September 30, 2013
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
______________

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

The Company has recorded $1.1 million and $1.6 million as due from affiliate on the consolidated statements of assets and liabilities as of September 30, 2013 and December 31, 2012, respectively, which reflects the netting of amounts due from the Adviser and affiliates and amounts due from the Company. On August 24, 2012, the Adviser made a payment to the Company in the amount of $0.8 million for $1.0 million of operating expenses pursuant to the Expense Support Agreement netted against $0.2 million due from the Company to the Adviser as reimbursement for payments made by the Adviser on behalf of the Company. As of September 30, 2013, the Adviser had assumed on a cumulative basis, $1.0 million of operating expenses pursuant to the Expense Support Agreement.

Offering Costs

Pursuant to the Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for offering expenses to the extent that, together with all prior offering expenses, the amounts exceed 1.5% of the aggregate gross proceeds from the Company’s on-going offering. As of September 30, 2013, offering costs in the amount of $1.1 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser; however, the Company may, but is not obligated to, pay certain amounts back to the Adviser over time. As of December 31, 2012, offering costs in the amount of $1.6 million had been incurred in excess of the 1.5% limit and are the responsibility of the Adviser.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

The following table reflects the fees incurred and unpaid to our Dealer Manager, the Adviser and transfer agent as of and for the period presented (dollars in thousands):

	Incurred	Unpaid
	Year to Date September 30, 2013	As of September 30, 2013
Selling commissions and dealer manager fees	$30,095	$—
Offering costs	1,992	141
Management and incentive fees	7,725	4,516
Investment banking advisory fees	594	—
Total related party fees	$40,406	$4,657

Note 5 — Borrowings

In January 2011, the Company entered into an agreement to obtain a revolving line of credit in the amount of $10.0 million with Main Street Capital Corporation ("Main Street"). The line was available to the Company until January 2013 and permitted the Company to periodically draw on the available funds to purchase securities or pay certain expenses. The line of credit had a variable interest rate based on the London Interbank Offered Rate ("LIBOR") plus 3.50%. On July 24, 2012, the Company used working capital and certain proceeds from the total return swap of its subsidiary, 405 Sub, to repay all of the obligations under the Company's credit facility with Main Street. The Company was not required to pay any prepayment penalty in connection with such repayment. The Company expensed all remaining deferred financing costs associated with the Company's credit facility with Main Street. For the three and nine months ended September 30, 2013, the Company incurred no interest expense on the credit facility with Main Street since all of the obligations were repaid on July 24, 2012. For the three and nine months ended September 30, 2012, the Company incurred interest expense related to the outstanding borrowings on the credit facility with Main Street in the amount of $0.02 million and $0.02 million, respectively.

On July 24, 2012, the Company, through a newly-formed, wholly-owned special purpose financing subsidiary, Funding I, entered into the Credit Facility with Wells Fargo and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility, which was subsequently amended on September 9, 2013, provides for borrowings in an aggregate principal amount of up to $200.0 million on a committed basis, with a term of 60 months.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The Credit Facility will be priced at the one month maturity LIBOR, with no LIBOR floor, plus a spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The non-usage fee per annum for the first six months is 0.50%; thereafter, the non-usage fee per annum is 0.50% for the first 20% of the unused balance and 2.0% for the portion of the unused balance that exceeds 20%. For the three and nine months ended September 30, 2013, the Company incurred $0.2 million, and $0.5 million, respectively, of non-usage fees. For the three and nine months ended September 30, 2012, the Company incurred $0.04 million and $0.04 million of non-usage fees, respectively. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable in April 2018.

Borrowings under the Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. As of September 30, 2013, the Company was in compliance with regards to the Credit Facility covenants. The Credit Facility may be prepaid in whole or in part, subject to customary breakage costs. In the event that the Credit Facility is terminated prior to the first anniversary, an additional amount is payable to Wells Fargo equal to 2.00% of the maximum amount of the Credit Facility.

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

As of September 30, 2013, the Company had gross deferred credit facility financing costs of $2.4 million, net of accumulated amortization of $0.3 million in connection with the Credit Facility. As of December 31, 2012, the Company had deferred credit facility financing costs of $0.8 million, net of accumulated amortization of $0.09 million in connection with the Credit Facility. At September 30, 2013, $61.7 million was drawn on the Credit Facility. At December 31, 2012, $33.9 million was drawn on the Credit Facility. For the three and nine months ended September 30, 2013, the Company incurred interest expense related to the outstanding borrowings on the Credit Facility in the amount of $0.3 million and $0.6 million, respectively. For the three and nine months ended September 30, 2012, the Company incurred interest expense related to the outstanding borrowings on the Credit Facility in the amount of $0.05 million and $0.05 million.

The weighted average annualized interest cost for all borrowings for the nine months ended September 30, 2013 and September 30, 2012 was 2.43% and 2.99%, respectively. The average debt outstanding for the nine months ended September 30, 2013 and September 30, 2012 was $34.8 million and $9.9 million, respectively. The maximum debt outstanding for the nine months ended September 30, 2013 and 2012 was $61.7 million and $14.8 million, respectively.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates and accounts payable approximate their carrying value on the accompanying statements of assets and liabilities due to their short-term nature. The fair value of the Company’s remaining financial instruments that are not reported at fair value on the accompanying statements of assets and liabilities are reported below (dollars in thousands):

	Level	Carrying Amount at September 30, 2013	Fair Value at September 30, 2013
Revolving Credit Facility	3	$61,687	$61,687

	Level	Carrying Amount at December 31, 2012	Fair Value at December 31, 2012
Revolving Credit Facility	3	$33,907	$33,907

Note 6 — Total Return Swap

On July 13, 2012, the Company, through its wholly-owned subsidiary, 405 Sub, entered into a TRS with Citi, which was amended on October 17, 2012, December 7, 2012, May 10, 2013 and July 18, 2013 to increase the aggregate market value of the portfolio of loans selected by 405 Sub.

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

The obligations of 405 Sub under the TRS are non-recourse to the Company and the Company's exposure to the TRS is limited to the amount that it contributes to 405 Sub in connection with the TRS. Generally, that amount will be the amount that 405 Sub is required to post as cash collateral for each loan (which in most instances is approximately 25% of the market value of a loan at the time that such loan is purchased). The cash collateral on deposit as of September 30, 2013 was $58.1 million. The cash collateral on deposit as of December 31, 2012 was $19.2 million. As amended, the TRS provides that 405 Sub may select a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the TRS) of $275.0 million.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

At September 30, 2013, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and consolidated statements of operations consisted of the following (dollars in thousands):

	Net Receivable	Net Realized Gains
Interest and other income from TRS portfolio	$4,074	$9,695
TRS interest expense	(702)	(1,660)
Gains on TRS asset sales	143	680
Net receivable/realized gain from TRS	$3,515	$8,715

At September 30, 2012, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and consolidated statements of operations consisted of the following (dollars in thousands):

	Net Receivable	Net Realized Gains
Interest and other income from TRS portfolio	$379	$427
TRS interest expense	(74)	(81)
Gains on TRS asset sales	43	44
Net receivable/realized gain from TRS	$348	$390

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

As of September 30, 2013 and December 31, 2012, the fair value of the TRS was $2.7 million and $0.4 million, respectively.

As of September 30, 2013, 405 Sub had exposure to 30 underlying loans with a total notional amount of $230.8 million and posted $58.1 million in cash collateral held by Citibank, which is reflected in cash collateral on deposit with custodian on the consolidated statements of assets and liabilities. As of December 31, 2012, 405 Sub had exposure to 17 underlying loans with a total notional amount of $71.7 million and posted $19.2 million in cash collateral held by Citibank, which is reflected in cash collateral on deposit with custodian on the consolidated statements of assets and liabilities.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following is a summary of the underlying loans subject to the TRS as of September 30, 2013 (dollars in thousands):

Underlying Loan	Industry	Investment Coupon Rate, Maturity Date	Principal	Notional Amount	Market Value	Unrealized Appreciation (Depreciation)
Senior Secured First Lien Debt
AM General LLC	Aerospace and Defense	L+9.00%, 3/22/2018	$6,825	$6,620	$6,253	$(367)
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.00%, 2/9/2018	3,401	3,197	3,333	136
BBTS Borrower LP	Energy: Oil & Gas	L+6.50%, 6/4/2019	18,905	18,781	19,094	313
CBAC Borrower, LLC	Hotel, Gaming & Leisure	L+7.00%, 4/26/2020	3,000	2,970	3,083	113
Clover Technologies Group, LLC (aka 4L Holdings)	Environmental Industries	L+5.50%, 5/7/2018	7,188	7,141	7,180	39
Corner Investment Propco, LLC	Hotel, Gaming & Leisure	L+9.75%, 11/2/2019	9,000	8,932	9,135	203
Expera Specialty Solutions, LLC	Forest Products & Paper	L+6.25%, 12/21/2018	6,983	6,843	7,017	174
Hearthside Food Solutions, LLC	Beverage, Food & Tobacco	L+5.25%, 5/2/2018	5,458	5,432	5,458	26
Ikaria Acquisition, Inc.	Healthcare & Pharmaceuticals	L+6.00%, 7/3/2018	13,825	13,618	13,825	207
Jackson Hewitt, Inc.	Services: Business	L+8.50%, 10/16/2017	9,266	9,008	9,127	119
Jacobs Entertainment, Inc.	Hotel, Gaming & Leisure	L+5.00%, 10/29/2018	3,960	3,901	3,965	64
Keystone Automotive Operations, Inc.	Automobile	L+5.75%, 8/8/2019	10,000	9,850	10,038	188
Liquidnet Holdings, Inc	Banking, Finance, Insurance & Real Estate	L+8.00%, 5/3/2017	8,288	8,205	8,163	(42)
Miller Heiman	Services: Business	L+5.75%, 9/30/2018	13,750	13,338	13,338	—
Mitel Networks Corp.	Telecommunications	L+5.75%, 2/27/2019	5,970	5,910	6,000	90
NXT Capital LLC	Banking, Finance, Insurance & Real Estate	L+5.25%, 9/4/2018	10,000	9,900	9,900	—
Orchard Acquisition Company, LLC	Banking, Finance, Insurance & Real Estate	L+7.50%, 2/4/2019	10,952	10,609	10,993	384
Plato Learning, Inc.	Media: Advertising, Printing & Publishing	L+4.75%, 5/17/2018	2,406	2,398	2,414	16
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	L+7.00%, 11/1/2018	4,963	4,814	4,975	161
Pre-Paid Legal Services, Inc.	Services: Consumer	L+5.00%, 7/1/2019	13,370	13,240	13,281	41
St. George's University Scholastic Services, LLC	Services: Consumer	L+7.00%, 12/20/2017	6,877	6,739	6,903	164
STG-Fairway Acquisitions, Inc.	Capital Equipment	L+5.00%, 2/28/2019	6,965	6,895	6,943	48
United Central Industrial Supply Company, LLC	Metals & Mining	L+6.25%, 10/12/2018	4,950	4,752	4,406	(346)
US Shipping LLC	Transportation: Cargo	L+7.75%, 4/11/2018	11,970	11,888	12,209	321
Varel International Ind., LP	Energy: Oil & Gas	L+7.75%, 7/17/2017	4,888	4,790	4,985	195
Vestcom Acquisition, Inc.	Media: Advertising, Printing & Publishing	L+5.75%, 12/26/2018	7,463	7,350	7,425	75
Sub Total Senior Secured First Lien Debt				$207,121	$209,443	$2,322

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Underlying Loan	Industry	Investment Coupon Rate, Maturity Date	Principal	Notional Amount	Market Value	Unrealized Appreciation (Depreciation)
Senior Secured Second Lien Debt
EIG Investors Corp.	Services: Business	L+9.00%, 5/8/2020	4,000	4,005	4,010	5
NCP Finance Limited Partnership	Banking, Finance, Insurance & Real Estate	L+9.75%, 9/25/2018	10,000	9,800	9,900	100
Plato Learning, Inc.	Media: Advertising, Printing & Publishing	L+9.75%, 5/17/2019	2,000	1,992	2,000	8
RedPrairie Corp.	High Tech Industries	L+10.00%, 12/14/2019	8,000	7,840	8,140	300
Sub Total Senior Secured Second Lien Debt				23,637	24,050	413
Total				$230,758	$233,493	$2,735

The following is a summary of the underlying loans subject to the TRS as of December 31, 2012 (dollars in thousands):

Underlying Loan	Industry	Investment Coupon Rate, Maturity Date	Principal	Notional Amount	Market Value	Unrealized Appreciation (Depreciation)
Senior Secured First Lien Debt
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	L+5.75%, 2/9/2018	$3,440	$3,234	$3,234	$—
Clover Technologies Group, LLC	Environmental Industries	L+5.50%, 5/7/2018	4,936	4,899	4,893	(6)
Corner Investment Propco, LLC	Hotel, Gaming & Leisure	L+9.75%, 11/1/2019	5,000	4,900	4,919	19
DS Waters of America, Inc.	Beverage, Food & Tobacco	L+9.00%, 8/22/2017	2,487	2,509	2,550	41
eResearch Technology, Inc.	Healthcare & Pharmaceuticals	L+6.50%, 7/11/2018	2,494	2,394	2,462	68
Hearthside Food Solutions, LLC	Beverage, Food & Tobacco	L+5.25%, 5/30/2017	5,492	5,467	5,458	(9)
Hudson Products Holdings, Inc.	Capital Equipment	L+5.75%, 6/7/2017	3,500	3,465	3,504	39
Ikaria Acquisition, Inc.	Healthcare & Pharmaceuticals	L+6.50%, 9/15/2017	4,489	4,466	4,505	39
Jackson Hewitt, Inc.	Services: Business	L+8.50%, 9/27/2017	5,000	4,800	4,825	25
Jacobs Entertainment, Inc.	Hotel, Gaming & Leisure	L+5.00%, 10/30/2018	3,990	3,930	3,950	20
K2 Pure Solutions Nocal, L.P.	Chemicals, Plastics & Rubber	L+7.75%, 9/10/2015	2,499	2,487	2,474	(13)
Northfield Park Associates, LLC	Hotel, Gaming & Leisure	L+7.75%, 11/1/2018	5,000	4,900	5,000	100
Pinnacle Operating Corp.	Chemicals, Plastics & Rubber	L+5.50%, 11/15/2018	3,990	3,870	3,900	30
Plato Learning, Inc.	Media: Advertising, Printing & Publishing	L+6.00%, 5/10/2018	1,950	1,943	1,931	(12)
Premier Dental Services, Inc.	Healthcare & Pharmaceuticals	L+7.00%, 11/1/2018	5,000	4,850	4,863	13
St. George's University Scholastic Services, LLC	Services: Business	L+7.00%, 12/15/2017	9,000	8,820	8,854	34
United Central Industrial Supply Company, LLC	Metals & Mining	L+6.25%, 10/12/2018	5,000	4,800	4,800	—
Sub Total Senior Secured First Lien Debt				$71,734	$72,122	$388
Total				$71,734	$72,122	$388

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 7 — Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2013, the Company had unfunded commitments on delayed draw term loans of $19.0 million and unfunded equity commitments of $25.4 million. As of December 31, 2012, the Company had unfunded equity commitments of $9.2 million. The unfunded commitments are disclosed in the Company's Consolidated Schedule of Investments.

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

Note 8 — Economic Dependency

Under various agreements, the Company has engaged or will engage the Adviser and its affiliates and entities under common ownership with the Adviser to provide certain services that are essential to the Company, including asset management services, asset acquisition and disposition decisions, transfer agency services, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services, transaction management and investor relations.

As a result of these relationships, the Company is dependent upon the Adviser and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.

Note 9 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and through September 30, 2013, the Company sold 47.5 million shares of common stock for gross proceeds of $504.4 million, including shares purchased by the Sponsor and shares issued under the DRIP. As of September 30, 2013, the Company had repurchased 0.1 million shares of common stock for payments of $1.1 million.

The following table reflects the common stock activity for the nine months ended September 30, 2013 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	32,032,968	$346,448
Shares Issued through DRIP	634,705	6,262
Share Repurchases	(77,941)	(792)
	32,589,732	$351,918

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following table reflects the common stock activity for the nine months ended September 30, 2012 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	8,679,752	$88,007
Shares Issued through DRIP	102,185	981
	8,781,937	$88,988

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

The Company currently intends to limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its DRIP. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, as of September 30, 2013, the Company will limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company will offer to repurchase such shares on each date of repurchase at a price equal to 92.5% of the public offering price in effect on each date of repurchase, which will be determined in the same manner that the Company determined the public offering price per share for purposes of its continuous public offering. The Company’s board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice. The first quarterly tender offer commenced on September 12, 2012 and was completed on October 8, 2012. Upon completion of its first quarterly tender offer, on October 8, 2012, the Company repurchased 0 shares at the offered price of $9.7125 per share for aggregate consideration totaling $0. The second quarterly tender offer commenced on December 13, 2012 and was completed on January 15, 2013. Upon completion of this tender offer on January 15, 2013, the Company repurchased 10,732 shares at the offered price of $9.8975 per share for aggregate consideration totaling $0.1 million. The third quarterly tender offer commenced on March 27, 2013, which was completed on April 25, 2013. Upon completion of this tender offer, the Company repurchased 29,625 shares at the offered price of $10.18 per share for aggregate consideration totaling $0.3 million. The fourth quarterly tender offer commenced on July 15, 2013, which was completed on August 13, 2013. Upon completion of this tender offer, the Company repurchased 30,365 shares at the offered price of $10.18 per share for aggregate consideration totaling $0.3 million.

Note 11 — Net Increase in Net Assets

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of September 30, 2013 and 2012.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands except share and per share amounts):

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2013	2012	2013	2012
Basic and diluted
Net increase in net assets from operations	$13,715	$3,862	$28,568	$5,810
Weighted average common shares outstanding	41,498,369	8,297,178	29,615,011	5,042,363
Net increase in net assets resulting from operations per share - basic and diluted	$0.33	$0.47	$0.96	$1.15

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

On August 15, 2013, the Company's board of directors authorized, and the Company declared an increase of the Company's public offering price of its common shares from $11.00 to $11.10 per share. The increase became effective with the Company's semi-monthly closing, which occurred on August 16, 2013 and is consistent with the Company's pricing policy, which ensures that its net offering price per share will not be less than its net asset value per share. The Company's board of directors also approved an increase of the Company's annualized distribution, in order to sustain a 7.75% annualized distribution rate, based upon the increase to the Company's public offering price.

Note 12 — Distributions

The Company has declared and paid cash distributions to stockholders on a monthly basis since it commenced operations. From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of September 30, 2013, the Company had accrued $3.3 million in stockholder distributions that were unpaid. As of December 31, 2012, the Company had accrued $1.0 million in stockholder distributions that were unpaid.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

The following table reflects the cash distributions per share that we have paid on our common stock to date (dollars in thousands except per share amounts):

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2011:
September 30, 2011	October 3, 2011	$0.07	$13	$13	$26
October 31, 2011	November 1, 2011	0.07	20	14	34
November 30, 2011	December 1, 2011	0.06	25	17	42
December 31, 2011	January 3, 2012	0.06	35	21	56
			$93	$65	$158
2012:
January 31, 2012	February 1, 2012	$0.06	$47	$26	$73
February 29, 2012	March 1, 2012	0.06	80	34	114
March 31, 2012	April 2, 2012	0.06	118	48	166
April 30, 2012	May 1, 2012	0.06	157	65	222
May 31, 2012	June 1, 2012	0.07	289	91	380
June 30, 2012	July 2, 2012	0.06	313	113	426
July 31, 2012	August 1, 2012	0.07	361	146	507
August 31, 2012	September 4, 2012	0.07	394	173	567
September 30, 2012	October 1, 2012	0.06	429	203	632
October 31, 2012	November 1, 2012	0.07	505	247	752
November 30, 2012	December 3, 2012	0.07	612	287	899
December 17, 2012	December 27, 2012	0.09	917	462	1,379
December 31, 2012	January 2, 2013	0.07	682	341	1,023
			$4,904	$2,236	$7,140
2013:
January 31, 2013	February 1, 2013	$0.07	$787	$395	$1,182
February 28, 2013	March 1, 2013	0.06	797	408	1,205
March 31, 2013	April 1, 2013	0.07	1,008	525	1,533
April 30, 2013	May 1, 2013	0.07	1,099	589	1,688
May 31, 2013	June 1, 2013	0.07	1,276	755	2,031
June 30, 2013	July 1, 2013	0.07	1,396	893	2,289
July 31, 2013	August 1, 2013	0.07	1,608	1,071	2,679
August 31, 2013	September 1, 2013	0.07	1,765	1,285	3,050
September 30, 2013	October 1, 2013	0.07	1,868	1,407	3,275
October 31, 2013	November 1, 2013	0.07	2,093	1,671	3,764

			$13,697	$8,999	$22,696

The following table reflects the stock distributions per share that the Company declared on its common stock to date:

Date Declared	Record Date	Payment Date	Per Share	Distribution Percentage	Shares Issued
March 29, 2012	May 1, 2012	May 2, 2012	$0.05	0.49%	25,709

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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

Note 13 — Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2013, and 2012:

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2013	2012
Per share data:
Net asset value, beginning of period	$9.41	$9.00

Results of operations (1) Net investment income	0.24	0.55
Net realized and unrealized appreciation on investments	0.36	0.41
Net realized and unrealized appreciation on total return swap	0.37	0.19
Net increase in net assets resulting from operations	0.97	1.15

Stockholder distributions (2) Distributions from net investment income	(0.24)	(0.55)
Distributions from net realized capital gain on investments and total return swap	(0.40)	(0.11)
Net decrease in net assets resulting from stockholder distributions	(0.64)	(0.66)

Capital share transactions Issuance of common stock (3)	0.25	0.18
Repurchases of common stock (4)	—	—
Offering costs	(0.18)	(0.23)
Net increase in net assets resulting from capital share transactions	0.07	(0.05)
Net asset value, end of period	$9.81	$9.44
Shares outstanding at end of period	47,532,948	9,821,991
Total return (6)	11.16%	11.97%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$466,527	$92,680
Ratio of net investment income to average net assets (5)(8)	3.28%	7.85%
Ratio of operating expenses to average net assets (5)(8)	5.05%	2.79%
Ratio of incentive fees to average net assets (5)(8)	1.79%	—%
Ratio of credit facility related expenses to average net assets (8)	0.63%	1.20%
Portfolio turnover rate (7)	71.17%	91.01%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

_______________

(1)
The per share data was derived by using the weighted average common shares outstanding during the period. Net investment income per share excluding the expense support reimbursement and waiver of management and incentive fees equals $0.18 for the nine months ended September 30, 2013. Net investment income per share excluding the expense support reimbursement and waiver of management and incentive fees equals $0.80 for the nine months ended September 30, 2012.

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

(4)	The per share impact of the Company's repurchases of common stock is a reduction to net asset value of less than
$0.01 per share during the nine months ended September 30, 2013. The Company had no repurchases for the nine months ended September 30, 2012.

(5)
For the nine months ended September 30, 2013, excluding the expense support reimbursements and waiver of management and incentive fees, the ratio of net investment income, operating expenses and incentive fees to average net assets was 2.43%, 5.90% and 2.64%, respectively. For the nine months ended September 30, 2012, excluding the expense support reimbursement and waiver of management and incentive fees, the ratio of net investment income, operating expenses and incentive fees to average net assets was 2.76%, 7.88% and 2.06%, respectively.

(6)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the nine months ended September 30, 2013, includes the effect of the expense support reimbursement and waiver of management and incentive fees which equaled 0.64%. The total return based on net asset value for the nine months ended September 30, 2012, includes the effect of the expense support reimbursement and waiver of management and incentive fees which equaled 3.81%.

(7)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value.

(8)	Ratios are annualized.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 14 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements except for the following:

Subsequent to September 30, 2013 through the date of issuance of the financial statements included herein, the Company has purchased 19 debt investments and 4 equity investments with an aggregate face value of $115.4 million for $114.8 million in cash and sold 8 debt investments and 3 equity investments with an aggregate carrying value of $12.3 million for an aggregate redemption value of $13.0 million in cash resulting in a realized gain of $0.7 million.

From October 1, 2013 to November 13, 2013, the Company has issued 7.8 million shares of common stock, including shares issued pursuant to the DRIP. Total gross proceeds from these issuances, including proceeds from shares issued pursuant to the DRIP were $85.3 million.

On October 15, 2013, the Company, through 405 Sub, amended and restated its total return swap agreement (the "Fifth Amended Agreement") with Citi. The Fifth Amended Agreement increases the maximum aggregate market value of the portfolio of loans that 405 Sub may select from $275.0 million to $350.0 million.

The fifth quarterly tender offer commenced on October 22, 2013 and is expected to be completed on November 21, 2013. The maximum expected consideration for the repurchased shares would be $1.8 million based upon the maximum repurchase of 174,682 shares at $10.36 which is 92.5% of the current public offering price of $11.20.

On October 29, 2013, the Company's board of directors authorized, and the Company declared, an increase of the Company's public offering price of its common shares from $11.10 to $11.20 per share. The increase became effective with the Company's semi-monthly closing, which occurred on November 1, 2013, and is consistent with the Company's pricing policy, which ensures that its net offering price per share will not be less than its net asset value per share. The Company's board of directors also approved an increase of the Company's annualized distribution, in order to sustain a 7.75% annualized distribution rate, based upon the increase to the Company's public offering price.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

SCHEDULE OF INVESTMENTS AND ADVANCES TO AFFILIATES
(dollars in thousands)
(Unaudited)

Schedule 12-14

			Nine months ended September 30, 2013
Portfolio Company	Investment	As of September 30, 2013 Number of Shares/Principal Amount	Amount of dividends and interest included in income	Amount of equity in net profit and loss	As of September 30, 2013 Fair Value
Affiliate Investments
Catamaran CLO 2013-1 Ltd. Subordinated Notes	Collateralized Securities	25,000	$1,085	$—	$26,208
Garrison Funding 2013-1 Ltd. Subordinated Notes	Collateralized Securities	15,000	—	—	$15,000
JMP Credit Advisors CLO II Ltd. Subordinated Notes	Collateralized Securities	6,000	333	—	$6,228
NewStar Arlington Fund, LLC	Equity/Other	25,648	600	—	$25,648
PennantPark Credit Opportunity Fund LP	Equity/Other	10,000	284	—	$10,287
Shackleton 2013-IV CLO, LTD. Subordinated Notes	Collateralized Securities	20,000	—	—	20,000
THL Credit Greenway Fund II LLC	Equity/Other	8,378	164	—	8,357
Total Affiliate Investments			$2,466	$—	$111,728

The table below represents the balance at the beginning of the year, December 31, 2012 and any gross additions and reductions and net unrealized gain (loss) made to such investments as well as the ending fair value as of September 30, 2013.

Gross additions represent increases in the investment from additional investments, payments in kind of interest or dividends.

Gross reductions represent decreases in the investment from sales of investments or repayments.

	Beginning Fair Value December 31, 2012	Gross additions	Gross reductions	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2013
Catamaran CLO 2013-1 Ltd. Subordinated Notes	$—	$23,000	$—	$3,208	$26,208
Garrison Funding 2013-1 Ltd. Subordinated Notes	—	15,000	—	—	15,000
JMP Credit Advisors CLO II Ltd. Subordinated Notes	—	5,700	—	528	6,228
NewStar Arlington Fund, LLC	—	25,648	—	—	25,648
PennantPark Credit Opportunity Fund LP	5,137	5,000	—	150	10,287
Shackleton 2013-IV CLO, LTD. Subordinated Notes	—	20,000	—	—	20,000
THL Credit Greenway Fund II LLC	—	9,902	(1,524)	(21)	8,357

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

SCHEDULE OF INVESTMENTS AND ADVANCES TO AFFILIATES
(dollars in thousands)
(Unaudited)

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

On January 25, 2011, we commenced our initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. We sold 22,222 shares of common stock to our Adviser on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. On August 25, 2011, we raised sufficient funds to break escrow on our IPO and commenced operations as of that date. As of September 30, 2013, we had issued 47.5 million shares of common stock for gross proceeds of $504.4 million including the shares purchased by the Sponsor and shares issued under our distribution reinvestment plan ("DRIP"). As of September 30, 2013, we had repurchased 0.1 million shares of common stock for payments of $1.1 million.

On July 13, 2012, we, through a wholly-owned subsidiary, 405 TRS I, LLC (“405 Sub”), entered into a total return swap agreement (“TRS”) with Citibank, N.A. (“Citi”), which was last amended July 18, 2013 to increase the aggregate market value of the portfolio of loans selected by 405 Sub to $275.0 million. 405 Sub is included within our consolidated financial statements. As amended, the TRS provides that 405 Sub may select a portfolio of loans with a maximum aggregate value (determined at the time such loans become subject to the TRS) of $275.0 million. The consolidated financial statements include both our accounts and the accounts of 405 Sub. All significant intercompany transactions have been eliminated in consolidation.

On July 24, 2012, we, through a newly-formed, wholly-owned special purpose financing subsidiary, BDCA Funding I, LLC (“Funding I”), entered into a revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, National Association, as lender, Wells Fargo Securities, as administrative agent (together, “Wells Fargo”) and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility which was last amended on September 9, 2013, provides for borrowings in an aggregate principal amount of up to $200.0 million on a committed basis, with a term of 60 months. Funding I is included within our consolidated financial statements. The consolidated financial statements include both our accounts and the accounts of Funding I. All significant intercompany transactions have been eliminated in consolidation.

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

For investments in Collateralized Securities, we model both the assets and liabilities of each Collateralized Securities' capital structure.  The model uses a waterfall engine to store the collateral data, generate collateral cash flows from the assets, and distribute the cash flows to the liability structure based on priority of payments. The waterfall cash flows are discounted using rates that incorporate risk factors such as default risk, interest rate risk, downgrade risk, and credit spread risk, among others. In addition, we consider broker quotations and/or quotations provided by pricing services as an input to determining fair value when available.

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

New Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)2013-08, Financial Services – Investment Companies (Accounting Standards Codification (“ASC”) Topic 946), which affects the scope, measurement and disclosure requirements for investment companies under GAAP. The amendments (i) change the approach to the investment company assessment in ASC Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company; (ii) require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than the equity method of accounting; and (iii) require the following additional disclosures (a) the fact that the entity is an investment company and is applying the guidance in ASC Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. This guidance is effective for interim an annual reporting periods beginning on or after December 15, 2013.

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

Portfolio and Investment Activity

During the nine months ended September 30, 2013, we made $477.8 million of investments in new portfolio companies and had $189.0 million in aggregate amount of exits and repayments, resulting in net investments of $288.8 million for the period. During the nine months ended September 30, 2012, we made $148.2 million of investments in new portfolio companies and had $62.7 million in aggregate amount of exits and repayments, resulting in net investments of $85.5 million for the period.

Our portfolio composition, based on fair value, including the value of the TRS underlying loans, at September 30, 2013 was as follows:

	At September 30, 2013
	Percentage of Total Portfolio(1)	Weighted Average Current Yield for Total Portfolio (2)	Percentage of TRS Underlying Loans	Weighted Average Current Yield for TRS Underlying Loans	Percentage of Total Portfolio Including TRS Underlying Loans	Weighted Average Current Yield for Total Portfolio Including TRS Underlying Loans (2)
Senior Secured First Lien Debt	46.6%	7.9%	89.7%	7.8%	61.6%	7.9%
Senior Secured Second Lien Debt	12.6	11.4	10.3	11.0	11.8	11.2
Subordinated Debt	9.3	13.5	—	—	6.0	13.5
Collateralized Securities (3)	17.1	12.4	—	—	11.2	12.4
Equity/Other	14.4	—	—	—	9.4	—
Total	100.0%	9.7%	100.0%	8.1%	100.0%	9.0%

_____________________

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

Our portfolio composition, based on fair value, including the value of the TRS underlying loans, at December 31, 2012 was as follows:

	At December 31, 2012
	Percentage of Total Portfolio(1)	Weighted Average Current Yield for Total Portfolio (2)	Percentage of TRS Underlying Loans	Weighted Average Current Yield for TRS Underlying Loans	Percentage of Total Portfolio Including TRS Underlying Loans	Weighted Average Current Yield for Total Portfolio Including TRS Underlying Loans (2)
Senior Secured First Lien Debt	61.9%	8.4%	100.0%	8.1%	75.1%	8.3%
Senior Secured Second Lien Debt	24.5	12.0	—	—	16.0	12.0
Subordinated Debt	2.9	14.0	—	—	1.9	14.0
Collateralized Securities (3)	6.3	25.9	—	—	4.1	25.9
Equity/Other	4.4	—	—	—	2.9	N/A
Total	100.0%	10.6%	100.0%	8.1%	100.0%	9.7%

_____________________

(1) Does not include TRS underlying loans.

(2) Excludes the effect of the amortization or accretion of loan premiums or discounts.

(3) Weighted average current yield for collateralized securities is based on interest income received for the year ended December 31, 2012. For the year ended December 31, 2012, we received $1.0 million of interest income on the collateralized securities.

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value, at September 30, 2013 (dollars in thousands):

	At September 30, 2013
	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans (2)	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Banking, Finance, Insurance & Real Estate	$163,593	37.5%	$38,957	16.7%	$202,550	30.2%
Services: Business	60,103	13.8	26,474	11.3	86,577	12.9
Healthcare & Pharmaceuticals	35,691	8.2	22,133	9.5	57,824	8.6
Energy: Oil & Gas	31,077	7.1	24,080	10.3	55,157	8.2
Hotel, Gaming & Leisure	13,320	3.1	16,182	6.9	29,502	4.4
Telecommunications	22,759	5.2	6,000	2.6	28,759	4.3
Services: Consumer	7,654	1.8	20,184	8.6	27,838	4.2
Transportation: Cargo	12,393	2.8	12,209	5.2	24,602	3.7
Beverage, Food & Tobacco	14,812	3.4	5,458	2.4	20,270	3.0
Media: Advertising, Printing & Publishing	7,478	1.7	11,839	5.1	19,317	2.9
High Tech Industries	8,338	1.9	8,140	3.5	16,478	2.5
Forest Products & Paper	8,020	1.8	7,017	3.0	15,037	2.2
Media: Broadcasting & Subscription	14,641	3.4	—	—	14,641	2.2
Environmental Industries	7,382	1.7	7,180	3.1	14,562	2.2
Consumer Goods: Non-durable	11,916	2.7	—	—	11,916	1.8
Automobile	—	—	10,038	4.3	10,038	1.5
Chemicals, Plastics & Rubber	9,804	2.2	—	—	9,804	1.5
Metals & Mining	3,524	0.8	4,406	1.9	7,930	1.2
Capital Equipment	—	—	6,943	2.9	6,943	1.0
Aerospace & Defense	—	—	6,253	2.7	6,253	0.9
Construction & Building	3,722	0.9	—	—	3,722	0.6
Total	$436,227	100.0%	$233,493	100.0%	$669,720	100.0%

_____________________

(1) Does not include TRS underlying loans.

(2) The TRS underlying loans are held by our counterparty to the TRS, Citi. The values of the TRS underlying loans shown are based primarily on the indicative bid prices provided by an independent third-party pricing service to Citi.

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value, at December 31, 2012 (dollars in thousands):

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

_______________

(1) Does not include TRS underlying loans.

(2) The TRS underlying loans are held by our counterparty to the TRS, Citi. The values of the TRS underlying loans shown are based primarily on the indicative bid prices provided by an independent third-party pricing service to Citi.

The following table presents the fair value measurements at September 30, 2013 for our Level 3 investments (dollars in thousands):

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
ALM VI, Ltd. Subordinated Notes	Collateralized Securities	$1,941	0.4%
American Importing Company, Inc.	Senior Secured First Lien Debt	10,888	2.5%
Carlyle Global Market Strategies CLO 2012-1, Ltd. Subordinated Notes	Collateralized Securities	1,659	0.4%
Carlyle Global Market Strategies CLO 2012-2, Ltd. Subordinated Notes	Collateralized Securities	965	0.2%
Carlyle GMS Finance, Inc.	Equity/Other	2,020	0.5%
Catamaran CLO 2013-1 Ltd. Subordinated Notes	Collateralized Securities	26,208	6.0%
Eureka Hunter Holdings, LLC	Senior Secured Second Lien Debt	4,981	1.1%
EZE Trucking, Inc.	Senior Secured First Lien Debt	12,393	2.8%
FairPay Solutions Inc. Term Loan A	Senior Secured First Lien Debt	2,350	0.5%
FairPay Solutions Inc. Term Loan B	Senior Secured First Lien Debt	7,500	1.7%
Garrison Funding 2013 - 1 Ltd. Subordinated Notes	Collateralized Securities	15,000	3.4%
Global Telecom & Technology, Inc.	Senior Secured First Lien Debt	7,715	1.8%
Gold, Inc.	Subordinated Debt	11,916	2.7%
JMP Credit Advisors CLO II Ltd. Subordinated Notes	Collateralized Securities	6,228	1.4%
K2 Pure Solutions Nocal, L.P.	Senior Secured First Lien Debt	9,804	2.2%
MBLOX Inc.	Senior Secured Second Lien Debt	6,986	1.6%
MBLOX Inc. - Warrants	Equity/Other	531	0.1%
MC Funding Ltd. Preferred Shares	Collateralized Securities	2,709	0.6%
NewStar Arlington Fund, LLC	Equity/Other	25,648	5.9%
NextCare - Acquisition	Senior Secured First Lien Debt	961	0.2%
NextCare	Senior Secured First Lien Debt	9,105	2.1%
PennantPark Credit Opportunity Fund LP	Equity/Other	10,287	2.4%
PPT Management, LLC	Senior Secured First Lien Debt	2,039	0.5%
S.B. Restaurant Co., Inc. - Warrants	Equity/Other	40	—%
S.B. Restaurant Co., Inc.	Subordinated Debt	3,885	0.9%
Shackleton 2013-IV CLO, LTD. Subordinated Notes	Collateralized Securities	20,000	4.6%
Source Refrigeration & HVAC, Inc.	Senior Secured First Lien Debt	2,767	0.6%
Teleflex Marine, Inc.	Senior Secured Second Lien Debt	3,320	0.8%
Telligent Systems, Inc.	Senior Secured Second Lien Debt	5,017	1.2%
Telligent Systems, Inc.	Subordinated Debt	2,000	0.5%
Telligent Systems, Inc. - Warrants	Equity/Other	378	0.1%
Telligent Systems, Inc. - Warrants (Third Lien Bridge Note)	Equity/Other	1,544	0.4%
Tennenbaum Waterman Fund, L.P.	Equity/Other	8,944	2.1%
The SAVO Group, Ltd.	Subordinated Debt	4,997	1.1%
The SAVO Group, Ltd. - Warrants	Equity/Other	1,345	0.3%
The Tennis Channel Holdings, Inc.	Senior Secured First Lien Debt	14,641	3.4%
THL Credit Greenway Fund II LLC	Equity/Other	8,357	1.9%
Trinity Consultants Holdings, Inc.	Senior Secured First Lien Debt	3,099	0.7%
Varel International Energy Mezzanine Funding Corp.	Subordinated Debt	10,240	2.3%
Vestcom Acquisition, Inc.	Subordinated Debt	7,477	1.7%
WBL SPE I, LLC	Senior Secured First Lien Debt	3,600	0.8%
World Business Lenders, LLC	Equity/Other	3,750	0.9%
Total Level 3 investments		$285,235	65.3%

The following table presents the fair value measurements at December 31, 2012 for our Level 3 investments (dollars in thousands):

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
ALM VI, Ltd. Subordinated Notes	Collateralized Securities	$2,030	1.4%
Carlyle Global Market Strategies CLO 2012-1, Ltd. Subordinated Notes	Collateralized Securities	1,950	1.3%
Carlyle Global Market Strategies CLO 2012-2, Ltd. Subordinated Notes	Collateralized Securities	953	0.6%
ConvergeOne Holdings Corp.	Senior Secured First Lien Debt	3,876	2.7%
Creative Circle, LLC	Senior Secured First Lien Debt	9,788	7.2%
Eureka Hunter Holdings, LLC	Senior Secured Second Lien Debt	5,000	3.7%
MC Funding Ltd. Preferred Shares	Collateralized Securities	3,600	2.6%
PennantPark Credit Opportunity Fund, LP	Equity/Other	5,137	3.8%
Permian Tank & Manufacturing, Inc.	Senior Secured First Lien Debt	1,578	1.2%
PPT Management, LLC	Senior Secured First Lien Debt	1,989	1.5%
Precision Dermatology, Inc.	Senior Secured First Lien Debt	4,996	3.7%
Precision Dermatology, Inc. - Warrants	Equity/Other	—	—%
S.B. Restaurant Co., Inc.	Subordinated Debt	3,939	2.9%
S.B. Restaurant Co., Inc. - Warrants	Equity/Other	223	0.2%
Source Refrigeration & HVAC, Inc.	Senior Secured First Lien Debt	2,963	2.2%
Teleflex Marine, Inc.	Senior Secured Second Lien Debt	3,258	2.5%
Tennenbaum Waterman Fund, L.P.	Equity/Other	752	0.7%
Total Level 3 investments		$52,032	38.2%

The following table presents the percentage of amortized cost by loan market for investments, including the TRS underlying loans, as of September 30, 2013:

	Amortized Cost as of September 30, 2013
	Investments per Total Portfolio	TRS Underlying Loans	Total Portfolio including TRS Underlying Loans
Middle Market (1)	68.3%	93.7%	77.2%
Large Corporate(2)	1.3	6.3	3.0
Other(3)	30.4	—	19.8
Total	100.0%	100.0%	100.0%

______________

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

______________

(1) Middle market represents companies whose annual revenues are between $10 million and $1 billion.
(2) Large corporate represents companies whose annual revenues are in excess of $1 billion.
(3) Other represents collateralized securities and equity investments.

The following table presents the percentage of fair value by loan market for investments, including the TRS underlying loans, as of September 30, 2013:

	Fair Value as of September 30, 2013
	Investments per Total Portfolio	TRS Underlying Loans	Total Portfolio including TRS Underlying Loans
Middle Market (1)	67.2%	93.8%	76.5%
Large Corporate(2)	1.3	6.2	3.0
Other(3)	31.5	—	20.5
Total	100.0%	100.0%	100.0%

______________

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

______________

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

Loan Rating	Summary Description
1	Debt investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since the time of investment are favorable.

2	Performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable. All investments are initially rated a “2”.

3	Performing debt investment requiring closer monitoring. Trends and risk factors show some deterioration.

4	Underperforming debt investment. Some loss of interest or dividend expected, but still expecting a positive return on investment. Trends and risk factors are negative.

5	Underperforming debt investment with expected loss of interest and some principal.

The weighted average risk rating of our investments based on amortized cost was 2.02 as of September 30, 2013 and 2.03 as of December 31, 2012.

RESULTS OF OPERATIONS

Operating results for the three and nine months ended September 30, 2013 and September 30, 2012 are as follows (dollars in thousands):

	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2013	2012
Total investment income	$8,395	$1,973
Total expenses, net	4,711	609
Net investment income	3,684	1,364
Net realized gain from investments	429	344
Net realized gain from total return swap	4,045	390
Net unrealized appreciation on investments	5,524	1,184
Net unrealized appreciation on total return swap	33	580
Net increase in net assets resulting from operations	$13,715	$3,862

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2013	2012
Total investment income	$17,926	$3,740
Total expenses, net	10,865	980
Net investment income	7,061	2,760
Net realized gain from investments	2,163	926
Net realized gain from total return swap	8,715	390
Net unrealized appreciation on investments	8,282	1,154
Net unrealized appreciation on total return swap	2,347	580
Net increase in net assets resulting from operations	$28,568	$5,810

Investment Income

The increase in total investment income for the three and nine months ended September 30, 2013, as compared to the same period in 2012, was primarily due to the increase in the size of the portfolio. Portfolio investments, at amortized cost, increased from $100.9 million at September 30, 2012 to $426.7 million at September 30, 2013.

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2013 and 2012 was as follows (dollars in thousands):

	For the Three Months Ended September 30,	For the Three Months Ended September 30,
	2013	2012
Interest and credit facility financing expenses	$590	$192
Professional fees	662	137
Directors fees	18	18
Insurance	56	51
Management fees	1,829	402
Subordinated income incentive fees	1,768	273
Capital gains incentive fees	1,191	299
Other administrative	17	35
Expenses before expense waivers and reimbursements from Adviser	6,131	1,407
Waiver of management and incentive fees	(1,420)	(798)
Total expenses net of expense waivers and reimbursements from Adviser	$4,711	$609

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2013	2012
Interest and credit facility financing expenses	$1,359	$420
Professional fees	1,474	364
Directors fees	51	57
Insurance	167	154
Management fees	3,866	730
Subordinated income incentive fees	3,597	552
Capital gains incentive fees	2,089	416
Other administrative	89	75
Expenses before expense waivers and reimbursements from Adviser	12,692	2,768
Waiver of management and incentive fees	(1,827)	(1,522)
Expense support reimbursements from Adviser	—	(266)
Total expenses net of expense waivers and reimbursements from Adviser	$10,865	$980

Interest and credit facility expenses for the three and nine months ended September 30, 2013 increased from the corresponding period in 2012 due to the increase in the average amount of debt outstanding from $9.9 million for the nine months ended September 30, 2012 to $34.8 million for the comparable period in 2013. Interest and credit facility expenses for the three and nine months ended September 30, 2013 and 2012 were comprised of amortization of deferred financing costs related to our Credit Facility.

For the three and nine months ended September 30, 2013, we incurred $1.8 million and $3.9 million, respectively, of management fees, of which the Adviser waived none of such fees. For the three and nine months ended September 30, 2012, we incurred $0.4 million and $0.7 million, respectively, of management fees, of which the Adviser waived $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2013, we incurred $1.8 million, and $3.6 million, respectively, of incentive fees, of which the Adviser waived $1.3 million and $1.3 million, respectively. For the three and nine months ended September 30, 2012, incentive fees of $0.6 million and $1.0 million, respectively, were incurred but waived by the Adviser. The increase in management fees was driven by an increase in average assets from $77.3 million for the nine months ended September 30, 2012 to $397.5 million for the comparable period in 2013. The $3.0 million and $5.7 million of incentive fees for the three and nine months ended September 30, 2013 was driven by $1.8 million and $3.6 million, respectively, of subordinated incentive fees which are based primarily on interest income. The remainder constituted capital gains incentive fees.

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay up to 100% of all of our operating expenses (“Expense Support Payment”) for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The Expense Support Payment for any month shall be paid to us by the Adviser in cash and/or offsets against amounts due from us to the Adviser. For the three and nine months ended September 30, 2013, no Expense Support Payment was made by our Adviser. For the three and nine months ended September 30, 2012, $0.0 million and $0.3 million, respectively, in Expense Support Payments were made by our Adviser.

Net Realized Gain from Investments

For the three and nine months ended September 30, 2013, we sold $53.9 million and $189.0 million, respectively, of assets, resulting in $0.4 million and $2.2 million, respectively, of realized gains from investments. For the three and nine months ended September 30, 2012, we had $39.2 million and $62.7 million, respectively, of principal repayments, resulting in $0.3 million and $0.9 million, respectively, of realized gains from investments.

Net Realized Gain from Total Return Swap

For the three and nine months ended September 30, 2013, we had $4.0 million, and $8.7 million, respectively, of realized gains from the TRS. Please see Note 6 – Total Return Swap – in our consolidated financial statements included in this report for more information about the realized gains generated by loans held under the TRS. For the three and nine months ended September 30, 2012, we had $0.4 million and $0.4 million, respectively, of realized gains from the TRS.

At September 30, 2013, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and consolidated statements of operations consisted of the following (dollars in thousands):

	Net Receivable	Net Realized Gains
Interest and other income from TRS portfolio	$4,074	$9,695
TRS interest expense	(702)	(1,660)
Gains on TRS asset sales	143	680
Net receivable/realized gain from TRS	$3,515	$8,715

At September 30, 2012, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and consolidated statements of operations consisted of the following (dollars in thousands):

	Net Receivable	Net Realized Gains
Interest and other income from TRS portfolio	$379	$427
TRS interest expense	(74)	(81)
Gains on TRS asset sales	43	44
Net receivable/realized gain from TRS	$348	$390

Net Change in Unrealized Appreciation on Investments

For the three and nine months ended September 30, 2013, our investments had $5.5 million and $8.3 million, respectively, of unrealized appreciation. For the three and nine months ended September 30, 2012, our investments had $1.2 million and $1.2 million, respectively, of unrealized appreciation.

Net Change in Unrealized Appreciation on Total Return Swap

For the three and nine months ended September 30, 2013, our investments in the TRS had $0.03 million and $2.3 million of unrealized appreciation. The appreciation of the investments in the TRS was driven by the decrease in yields on comparable assets in the market. For the three and nine months ended September 30, 2012, our investments in the TRS had $0.6 million and $0.6 million of unrealized appreciation.

Cash Flows for the Nine Months Ended September 30, 2013

For the nine months ended September 30, 2013, net cash used in operating activities was $284.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows used in operating activities for the nine months ended September 30, 2013 was primarily due to $477.8 million for purchases of investments partially offset by $189.0 million for sales and repayments of investments and $7.1 million from a net increase in net investment income. The purchase and sales activity is driven by the increase in investment activity resulting from the continuous equity capital raising and growing capital base.

Net cash provided by financing activities of $325.9 million during the nine months ended September 30, 2013 primarily related to net proceeds from the issuance of common stock of $310.7 million and proceeds from the Credit Facility of $57.5 million. These inflows were partially offset by principal repayments on debt of $29.7 million and payments of stockholder distributions of $10.4 million. Consistent with the increase in investment activity, the proceeds from the issuance of common stock are the result of our increasing equity raise capabilities.

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

Net cash provided by financing activities of $87.2 million during the nine months ended September 30, 2012 related to net proceeds from the issuance of common stock of $81.1 million and proceeds from the Credit Facility of $18.9 million. These inflows were partially offset by payments of deferred offering costs of $0.4 million, payments of financing cost of $0.8 million, principal repayments of debt of $10.0 million and payments of stockholder distributions of $1.8 million.

Liquidity and Capital Resources

We generate cash from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments. The Registration Statement offering for sale up to approximately $1.5 billion of shares of our common stock (150.0 million shares at an initial offering price of $10.00 per share) (the "Offering"), was declared effective on January 27, 2011. As of September 30, 2013, we had issued 47.5 million shares of our common stock for gross proceeds of $504.4 million, including shares issued to the Sponsor and shares issued under the DRIP.

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

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay the Expense Support Payment for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The purpose of the Expense Support Agreement was to reduce our offering and operating expenses until we had achieved economies of scale sufficient to ensure that we were able to bear a reasonable level of expense in relation to our investment income. The Expense Support Payment for any month shall be paid to us by the Adviser in cash and/or offsets against amounts due from us to the Adviser. Operating expenses subject to this agreement include expenses as defined by U.S. GAAP, including, without limitation, advisory fees payable and interest on indebtedness for such period, if any. As of September 30, 2013, the Adviser had made payments to the Company for $1.0 million of expenses pursuant to the Expense Support Agreement. See Note 4 - Related Party Transactions and Arrangements - Expense Support Agreement - in our consolidated financial statements included in this report for additional information on this arrangement, including Expense Payments made by our Adviser pursuant to the terms of this agreement and the ability of the Adviser to be reimbursed for Expense Payments made to us.

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

Total Return Swap

On July 13, 2012, we, through a wholly-owned subsidiary, 405 Sub, entered into a TRS with Citi, which was last amended on July 18, 2013, to increase the aggregate market value of the portfolio of loans selected by 405 Sub.

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

The obligations of 405 Sub under the TRS are non-recourse to us and our exposure to the TRS is limited to the amount that we contribute to 405 Sub in connection with the TRS. Generally, that amount will be the amount that 405 Sub is required to post as cash collateral for each loan (which in most instances is approximately 25% of the market value of a loan at the time that such loan is purchased). As amended, the TRS provides that 405 Sub may select a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the TRS) of $275.0 million.

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

As of September 30, 2013, we had $58.1 million in cash held as collateral by Citi under the terms of the TRS.

Wells Fargo Credit Facility

On July 24, 2012, we, through a newly-formed, wholly-owned special purpose financing subsidiary, Funding I, entered into the Credit Facility with Wells Fargo and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility, which was last amended on September 9, 2013, provides for borrowings in an aggregate principal amount of up to $200.0 million on a committed basis, with a term of 60 months.

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

Borrowings under the Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. As of September 30, 2013, we were in compliance with regards to the Credit Facility covenants. The Credit Facility may be prepaid in whole or in part, subject to customary breakage costs. In the event that the Credit Facility is terminated prior to the first anniversary, an additional amount is payable to Wells Fargo equal to 2.00% of the maximum amount of the Credit Facility.

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

As of September 30, 2013, we had $61.7 million outstanding under the Credit Facility.

Distributions

We have declared and paid cash distributions to our stockholders on a monthly basis since we commenced operations. As of September 30, 2013, the annualized yield for distributions declared was 7.75% based on our then current public offering price of $11.00 per share. From time to time, we may also pay interim distributions at the discretion of our board of directors. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our IPO. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. For the three and nine months ended September 30, 2013, we declared $9.0 million and $18.9 million, respectively, in cash distributions and paid distributions of $8.0 million and $16.7 million, respectively, which consists of $4.8 million and $10.4 million, respectively, in cash and $3.2 million and $6.3 million, respectively, issued pursuant to the DRIP. As of September 30, 2013, we had $3.3 million of distributions accrued and unpaid. For the three and nine months ended September 30, 2012, we declared $1.7 million and $3.1 million, respectively, in distributions and paid distributions of $1.5 million and $2.5 million, respectively, which consists of $1.1 million and $1.8 million, respectively, in cash and $0.4 million and $0.7 million, respectively, issued pursuant to the DRIP.

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

We consider our entire managed investment portfolio to include the investments in our portfolio included in our Consolidated Schedule of Investments as well as assets held in our TRS portfolio, which are considered off-balance sheet. Our Adviser selects and underwrites all of these investments and we measure their performance based on this managed portfolio. Our net investment income also does not include the interest income and expense related to the TRS portfolio. In accordance with GAAP, interest income and expense related to the TRS are accounted for as a component of “Net realized gain from total return swap.” The following table sets forth the computation of adjusted net investment income (loss) for the managed investment portfolio by adding the interest income from the TRS, the short-term realized gains, and the theoretical incentive fees on unrealized capital gains to the net investment income for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2013	2012
Net investment income	$7,061	$2,760
TRS net investment income (1)	8,034	346
Operating gains (short term)(2)	2,139	926
Incentive fees on unrealized gains(3)	1,887	—
Adjusted net investment income	$19,121	$4,032
______________

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

(3)
Incentive fees on unrealized gains are the GAAP-required theoretical incentive fees accrued based upon unrealized portfolio appreciation. These fees reduce net investment income but are not contractually due to the Adviser. See Note 4 - Related Party Transactions and Agreements - in our consolidated financial statements included in this report for additional details on the theoretical capital gains incentive fees.

The following table sets forth the distributions made during the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2013	2012
Monthly distributions	$18,932	$3,087
Stock distributions	—	264
Total distributions	$18,932	$3,351

Election as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2011, and intend to qualify as a RIC thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes. We will be subject to a 4% nondeductible U.S. Federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to 98% of net ordinary income each calendar year and 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes. We will generally endeavor each year to avoid any federal excise taxes.

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at September 30, 2013 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Revolving credit facility	$61,687	—	—	$61,687	—
Total contractual obligations	$61,687	—	—	$61,687	—

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources other than the TRS as discussed in the Liquidity and Capital Resources – Total Return Swap – section of Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

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

As of September 30, 2013, our debt included variable-rate debt, bearing a variable interest rate at the London Interbank Offered Rate plus 2.17% at September 30, 2013 with a carrying value of $61.7 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 25 Basis Points	0.33%
Base Interest Rate	—
(+) 100 Basis Points	(1.08)
(+) 200 Basis Points	3.28

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

1.1
Dealer Manager Agreement with Realty Capital Securities, LLC, dated January 25, 2011 (previously filed as Exhibit 1.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 21, 2013 and herein incorporated by reference).

1.2
Form of Soliciting Dealer Agreement (previously filed as Exhibit (h)(2) to the Company's Pre-Effective Amendment No. 2 to its Registration Statement on Form N-2/A filed on January 14, 2011 and herein incorporated by reference).

3.1
Second Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 13, 2013 and herein incorporated by reference).

3.2	Bylaws (previously filed as Exhibit (b) to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form N-2/A filed on November 24, 2010 and herein incorporated by reference).

10.1
Second Amended and Restated Investment Advisory and Management Services Agreement dated June 5, 2013 by and between the Company and the Adviser (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 13, 2013 and herein incorporated by reference).

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

10.4
Amended and Restated Subscription Escrow Agreement with Wells Fargo Bank (previously filed as Exhibit (k)(1) to the Company's Post-Effective Amendment No. 3 to its Registration Statement on Form N-2/A filed on November 4, 2011 and herein incorporated by reference).

10.5
Fund Administration Servicing Agreement by and between the Company and US Bancorp Fund Services, LLC (previously filed as Exhibit 10.9 to the Company's Annual Report on Form10-K for the year ended December 31, 2010 filed on March 31, 2011 and herein incorporated by reference).

10.6
Fund Accounting Servicing Agreement by and between the Company and US Bancorp Fund Services, LLC (previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011 and herein incorporated by reference)

10.7
Distribution Reinvestment Plan (previously filed as Exhibit E to the Company's Pre-Effective Amendment No. 1 to its Registration Statement on Form N-2/A filed on November 24, 2010 and herein incorporated by reference).

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

10.19
Confirmation Letter Agreement by and between 405 TRS I, LLC and Citibank, N.A., amended and restated as of July 18, 2013 (previously filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 13, 2013 and herein incorporated by reference).

10.20
Amendment No. 3 to Loan and Servicing Agreement, among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, dated as of September 9, 2013 (filed herewith).

10.21	Confirmation Letter Agreement by and between 405 TRS I, LLC and Citibank, N.A., amended and restated as of October 15, 2013 (filed herewith and replaces Exhibits 10.12 and 10.19 presented herein.)

14	Code of Ethics (previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011 and herein incorporated by reference).

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

Date: November 13, 2013