Form 10-K
period 2013-12-31
Business Development Corp of America
filed 2014-03-19
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-54251
BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(Exact Name of Registrant as Specified in its Charter)

Maryland	27-2614444
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

405 Park Avenue, 3rd Floor New York, New York	10022
(Address of Principal Executive Office)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

    There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2 (File No. 333-166636), which shares are being sold at $11.20 per share as of December 31, 2013, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price below net asset value per share.
There were 94,142,332 shares of the Registrant’s common stock outstanding as of March 18, 2014.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

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

On January 25, 2011, we commenced our initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. We sold 22,222 shares of common stock to our Adviser on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. On August 25, 2011, we raised sufficient funds to break escrow on our IPO and commenced operations as of that date. As of December 31, 2013, we had issued 63.7 million shares of common stock for gross proceeds of $681.6 million including the shares purchased by the Sponsor and shares issued under our distribution reinvestment plan ("DRIP"). As of December 31, 2013, we had repurchased 0.2 million shares of common stock for payments of $1.6 million.

On July 13, 2012, we, through a wholly-owned subsidiary, 405 TRS I, LLC (“405 Sub”), entered into a total return swap agreement (“TRS”) with Citibank, N.A. (“Citi”), which was subsequently amended on October 17, 2012, December 7, 2012, May 10, 2013, July 18, 2013 and October 15, 2013 to increase the aggregate market value of the portfolio of loans selected by 405 Sub. 405 Sub is included within our consolidated financial statements. As amended, the TRS provides that 405 Sub may select a portfolio of loans with a maximum aggregate value (determined at the time such loans become subject to the TRS) of $350.0 million. The consolidated financial statements include both our accounts and the accounts of 405 Sub. All significant intercompany transactions have been eliminated in consolidation.

On July 24, 2012, we, through a newly-formed, wholly-owned special purpose financing subsidiary, BDCA Funding I, LLC (“Funding I”), entered into a revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, National Association, as lender, Wells Fargo Securities, as administrative agent (together, “Wells Fargo”) and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility which was subsequently amended on April 26, 2013 and September 9, 2013, provides for borrowings in an aggregate principal amount of up to $200.0 million on a committed basis, with a term of 60 months. Funding I is included within our consolidated financial statements. The consolidated financial statements include both our accounts and the accounts of Funding I. All significant intercompany transactions have been eliminated in consolidation.

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We anticipate that during our offering period we will invest largely in first and second lien senior secured loans and mezzanine debt issued by middle market companies. We may also purchase, directly and through the TRS, interests in loans through secondary market transactions in the "over-the-counter" market for institutional loans. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. We define middle market companies as those with annual revenues between $10 million and $1 billion. We may also invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles ("Collateralized Securities"). Structurally, Collateralized Securities are entities that are formed to manage a portfolio of senior secured loans made to companies whose debt is rated below investment grade or, in limited circumstances, unrated. The senior secured loans within these Collateralized Securities are limited to senior secured loans which meet specified credit and diversity criteria and are subject to concentration limitations in order to create a diverse investment portfolio. We expect that our investments will generally range between approximately $1 million and $25 million, although this investment size will vary proportionately with the size of our capital base. As we increase our capital base during our offering period, we will invest in, and ultimately intend to have a substantial portion of our assets invested in, customized direct loans to and equity securities of middle market companies. In most cases, companies to whom we provide customized financing solutions will be privately held at the time we invest in them.

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

As of December 31, 2013, our investment portfolio, including the underlying TRS portfolio, totaled $991.9 million and consisted of $617.0 million of senior secured first lien debt, $103.5 million of senior secured second lien debt, $59.7 million of subordinated debt, $105.9 million of collateralized securities and $105.8 million of equity and other investments. Our overall portfolio, including the underlying TRS portfolio, consisted of 83 portfolio companies with an average investment size of $12.0 million, a weighted average current yield on debt investments of 9.1% exclusive of any loan discounts, and was invested 62.2% in senior secured first lien debt, 10.4% in senior secured second lien debt, 6.0% in subordinated debt, 10.7% in collateralized securities and 10.7% in equity and other investments.

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

BUSINESS STRATEGY

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We anticipate that during our offering period we will invest largely in first and second lien senior secured loans and mezzanine debt issued by middle market companies. We have adopted the following business strategy to achieve our investment objectives:

•
Utilize the experience and expertise of the principals of our Adviser.  Our sponsor directly or indirectly sponsors 12 publicly-offered REITS and members of Adviser have experience in managing such REITS. Certain principals of our Adviser have a broad network of contacts with financial sponsors, commercial and investment banks and leaders within a number of industries that we believe will produce significant proprietary investment opportunities outside the normal banking auction process.

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

•
Experienced management team. We generally will require that our portfolio companies have an experienced management team. We also seek to invest in companies that have a strong equity incentive program in place that properly aligns the interests of management with its investors.

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

INVESTMENTS

We anticipate that during our offering period we will invest largely in senior secured and second lien debt securities and mezzanine debt securities issued by middle market companies in private placements and negotiated transactions that are traded in private over-the-counter markets for institutional investors, which we refer to as over-the-counter debt securities. We define middle market companies as those with annual revenues between $10 million and $1 billion. We may also invest in the equity and junior debt tranches of Collateralized Securities. We expect that our investments will generally range between approximately $1 million and $25 million, although this investment size will vary proportionately with the size of our capital base. As we increase our capital base during our offering period, we will begin investing in, and ultimately intend to have a substantial portion of our assets invested in, customized direct loans to and equity securities of middle market companies. In most cases, companies to whom we provide customized financing solutions will be privately held at the time we invest in them.

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

We strive to structure our debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our expectations for total returns on investments. We seek to structure our debt investments so that they often are collateralized by a first or second lien on the assets of the portfolio company. We seek to tailor the terms of our debt investments to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of our return is monthly cash interest that we collect on our debt investments.

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

DETERMINATION OF NET ASSET VALUE

We, with the assistance of our Adviser, determine the NAV of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by our board of directors. In connection with that determination, our Adviser prepares portfolio company valuations using relevant inputs, including but not limited to indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts.

In September 2006, the FASB issued guidance which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. We may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we determine whether the quote obtained is sufficient according to U.S. generally accepted accounting principles (“U.S. GAAP”) to determine the fair value of the security. If determined adequate, we use the quote obtained.

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

For an investment in an investment fund that does not have a readily determinable fair value, we measure the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of FASB, Accounting Standards Codification, or ASC, Topic 946, Financial Services - Investment Companies, as of our measurement date. However, in determining the fair value of our investment, we make adjustments to the net asset value per share in certain circumstances, based on our analysis of any restrictions on redemption of the shares of the investment as of the measurement date. The value of our TRS is primarily based on the increase or decrease in the value of the loans underlying the TRS, as determined by Citi based upon indicative pricing by an independent third-party pricing service.

For investments in Collateralized Securities, we model both the assets and liabilities of each Collateralized Securities’ capital structure. The model uses a waterfall engine to store the collateral data, generate collateral cash flows from the assets, and distribute the cash flows to the liability structure based on priority of payments. The waterfall cash flows are discounted using rates that incorporate risk factors such as default risk, interest rate risk, downgrade risk, and credit spread risk, among others. In addition, we consider broker quotations and/or quotations provided by pricing services as an input to determining fair value when available.

DETERMINATIONS IN CONNECTION WITH OFFERINGS

As of December 31, 2013, we were selling our shares on a continuous basis at an offering price of $11.20 per share. We sell our shares on a continuous basis at a current public offering price established by our board of directors or a committee thereof. We are prohibited under the 1940 Act from selling our shares of common stock at a public offering price, after deducting selling commissions and dealer manager fees, that is below our net asset value per share. In connection with each semi-monthly closing, our board of directors or a committee thereof reviews the then current public offering price per share against the current estimated net asset value per share to ensure that we are not selling shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, is below our net asset value per share. If the board of directors or a committee thereof determines that the estimated net asset value per share has, subject to certain conditions, fallen below an amount equal to 87.0% of the current public offering price, the public offering price will be revised so that the estimated net asset value per share is equal to at least 87.0%, but no more than 90.0%, of the public offering price, as required by the 1940 Act. Furthermore, the board of directors has affirmed that we shall, in consultation with the board of directors, review our net asset value per share in relationship to our public offering price in connection with each semi-monthly closing to determine that the net asset value per share remains between 87.0% and 88.5% of the public offering price per share.

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

Importantly, this determination requires that we calculate net asset value per share within 48 hours of each closing. In addition, it involves a determination by the board of directors or a committee thereof that we are not selling shares at a price which, after deducting selling commissions and dealer manager fees, is below the then current net asset value per share at the time at which the sale of shares is made. To the extent that there is even a remote possibility that we may issue shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, is below the then current net asset value per share, the board of directors or a committee thereof will elect either to postpone the closing until such time that there is no longer the possibility of the occurrence of such event or to undertake to calculate our net asset value per share within 48 hours of the issuance of shares of our common stock in order to ensure that it will not be at a price which, after deducting selling commissions and dealer manager fees, is below our net asset value per share.

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

On July 13, 2012, we, through a wholly-owned subsidiary, 405 Sub, entered into a TRS with Citi, which was subsequently amended on October 17, 2012, December 7, 2012, May 10, 2013, July 18, 2013 and October 15, 2013 to increase the aggregate market value of the portfolio of loans selected by 405 Sub. On July 24, 2012, we used working capital and certain proceeds from the TRS of our subsidiary, 405 Sub, to repay all of the obligations under our credit facility with Main Street. We were not required to pay any prepayment penalty in connection with such repayment.

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

The obligations of 405 Sub under the TRS are non-recourse to us and our exposure to the TRS is limited to the amount that we contribute to 405 Sub in connection with the TRS. Generally, that amount will be the amount that 405 Sub is required to post as cash collateral for each loan (which in most instances is approximately 25% of the market value of a loan at the time that such loan is purchased). As amended, the TRS provides that 405 Sub may select a portfolio of loans with a maximum aggregate value (determined at the time such loans become subject to the TRS) of $350.0 million.

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

On July 24, 2012, we, through a newly-formed, wholly-owned special purpose financing subsidiary, Funding I, entered into the Credit Facility with Wells Fargo and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility, which was subsequently amended on April 26, 2013 and September 9, 2013, provides for borrowings in an aggregate principal amount of up to $200.0 million on a committed basis, with a term of 60 months.

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

Borrowings under the Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. As of December 31, 2013, we were in compliance with regards to the Credit Facility covenants. The Credit Facility may be prepaid in whole or in part, subject to customary breakage costs. In the event that the Credit Facility is terminated prior to the first anniversary, an additional amount is payable to Wells Fargo equal to 2.00% of the maximum amount of the Credit Facility.

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

As of December 31, 2013, we had $132.7 million outstanding under the Credit Facility with Wells Fargo.

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

•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or the 90% Income Test; and

•
diversify our holdings so that at the end of each quarter of the taxable year: (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and (ii) no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships,” or the Diversification Tests.

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

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to the sum of: (1) 98% of our ordinary income for each calendar year; (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year; and (3) any income recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax.

ADVISORY AND ADMINISTRATIVE AGREEMENTS

On March 18, 2011, we entered into a fund administration servicing agreement and a fund accounting servicing agreement with US Bancorp Fund Services, LLC (the “Administrator”). Our Administrator provides the administrative services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for us to operate. On August 13, 2012, we entered into a custody agreement with U.S. Bank National Association (“US Bank”). Under the custody agreement, US Bank holds all of our portfolio securities and cash for certain of our subsidiaries, and transfers such securities or cash pursuant to our instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party.

Pursuant to the Investment Advisory and Management Services Agreement, as amended (the "Investment Advisory Agreement"), our Adviser oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio. We believe that the network of relationships between our Adviser’s senior management team, and the business communities in which their affiliated real estate investment trust (“REITs”) operate, are key channels through which we will access significant investment opportunities.

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

INVESTMENT ADVISORY AND MANAGEMENT SERVICES AGREEMENT

Investment Adviser Services

Subject to the overall supervision of our board of directors, our Adviser manages the day-to-day operations of, and provides investment advisory and management services to us. Under the terms of our Investment Advisory Agreement, our Adviser, among other things:

.	Determines the composition and allocation of our portfolio, the nature and timing of the changes therein and the manner of implementing such changes;

.	Identifies, evaluates and negotiates the structure of the investments we make;

.	Executes, monitors and services our investments;

.	Determines the securities and other assets that we will purchase, retain, or sell;

.	Performs due diligence on prospective portfolio companies; and

.	Provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

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

The capital gains incentive fee, if any, would be:

.	Year 1: None

.	Year 2: $5 million capital gains incentive fee (20% multiplied by $25 million ($30 million realized capital gains on Investment A less unrealized capital depreciation on Investment B))

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

We are generally not able to issue and sell our common stock at a price below net asset value per share. See “Risk Factors — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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
Our code of ethics is posted on our website at http://www.BDCofAmerica.com and was filed with the SEC as an exhibit to the registration statement (Registration No. 333-166636) for our IPO. You may read and copy the code of ethics at the SEC's Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the code of ethics is available on the EDGAR Database on the SEC's Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, Washington, D.C. 20549.

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

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Financial Officer, 405 Park Avenue, 3rd Floor New York, NY 10022.

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

•
Regardless of the quality of the assets acquired, the services provided to us or whether we pay distributions to our stockholders, our Adviser will receive certain fees in connection with the management and sale of our portfolio companies; and

•
Our Adviser and its respective affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us and/or may involve substantial time and resources of our Adviser and its affiliates.

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

Risks Relating to Our Business and Structure

We have a limited operating history and are subject to the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective.

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

Recent United States ("U.S.") debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may exert downward pressure on the price of our common stock. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association, or BBA, member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR, and there are ongoing investigations by regulators and governmental authorities in various jurisdictions. Following a review of LIBOR conducted at the request of the U.K. government, on September 28, 2012, recommendations for reforming the setting and governing of LIBOR were released, which are referred to as the Wheatley Review. The Wheatley Review made a number of recommendations for changes with respect to LIBOR, including the introduction of S-5 statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the BBA to an independent administrator, changes to the method of the compilation of lending rates and new regulatory oversight and enforcement mechanisms for rate-setting and a reduction in the number of currencies and tenors for which LIBOR is published. Based on the Wheatley Review and on a subsequent public and governmental consultation process, on March 25, 2013, the U.K. Financial Services Authority published final rules for the U.K. Financial Conduct Authority’s regulation and supervision of LIBOR, which are referred to as the FCA Rules. In particular, the FCA Rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts of interest policy and appropriate systems and controls. The FCA Rules took effect on April 2, 2013. It is uncertain what additional regulatory changes or what changes, if any, in the method of determining LIBOR may be required or made by the U.K. government or other governmental or regulatory authorities. Accordingly, uncertainty as to the nature of such changes may adversely affect the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

We intend to declare distributions quarterly and pay distributions on a monthly basis. We will pay these distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of distributions or year-to-year increases in distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time-to-time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of this offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares. Distributions from the proceeds of this offering or from borrowings also could reduce the amount of capital we ultimately invest in interests of portfolio companies. We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from our public offering to fund distributions (which may reduce the amount of capital we ultimately invest in assets). There can be no assurance that we will be able to sustain distributions at any particular level or at all.

Price declines in the large corporate leveraged loan market may adversely affect the fair value of over-the-counter debt securities we hold, reducing our net asset value through increased net unrealized depreciation.

Prior to the onset of the financial crisis, CLOs, a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles, comprised the majority of the market for purchasing and holding senior secured and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. While prices have appreciated measurably since the end of 2008, conditions in the large corporate leveraged loan market may deteriorate again, which may cause pricing levels to decline. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of over-the-counter debt securities we hold, which could have a material adverse impact on our business, financial condition and results of operations.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by our board of directors. However, the majority of our investments will not be publicly traded or actively traded on a secondary market. As a result, we will value these securities quarterly at fair value as determined in good faith by our board of directors.

The determination of fair value, and thus the amount of unrealized losses we may incur in any year, is to a degree subjective, and our Adviser has a conflict of interest in providing input to the board of directors in making the determination. We expect to value these securities quarterly at fair value as determined in good faith by our board of directors based on input from our Adviser and our audit committee. Our board of directors may utilize the services of an independent third-party valuation firm to aid it in determining the fair value of any securities. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value by our board of directors may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments. See "Determination of Net Asset Value."

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

Terrorist attacks, acts of war or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.

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

Risks Related to our Adviser and its Affiliates

Our Adviser is recently formed and has limited operating history.

Our Adviser was formed in June 2010 and has a limited operating history and limited experience acting as an investment adviser for a BDC. Our ability to achieve our investment objective depends on our Adviser’s ability to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. Our Adviser’s capabilities in managing the investment process and providing competent services to us will depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, our Adviser may need to hire, train, supervise and manage new investment professionals. Our Adviser may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

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

The Investment Advisory Agreement entitles our Adviser to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

We expect that any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. Pursuant to the Investment Advisory Agreement, our Adviser will not be under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

Moreover, to the extent that we are required to recognize such interest income that has been accrued but not yet paid, in our taxable income, our payment of incentive fees to the Adviser on such income may make it difficult to meet (or may further amplify existing difficulties in meeting) the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of a RIC, see “Risk Factors - We will be subject to corporate-level income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.”

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

Our Adviser may seek to change the terms of the Investment Advisory Agreement, which could affect the terms of our Adviser’s compensation.

The Investment Advisory Agreement will automatically renew for successive annual periods if approved by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. Moreover, conflicts of interest may arise if our Adviser seeks to change the terms of our Investment Advisory Agreement, including, for example, the terms for compensation. While any material change to the Investment Advisory Agreement (other than a decrease in advisory fees) must be submitted to stockholders for approval under the 1940 Act, we may from time to time decide it is appropriate to seek stockholder approval to change the terms of the agreement.

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

The net proceeds from the sale of shares in our ongoing public offering will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to pay distributions to our stockholders.

Risks Related to Our Investments

Our investments in portfolio companies may be risky, and we could lose all or part of our investment.

We invest primarily in first and second lien senior secured loans and mezzanine debt and selected equity investments issued by middle market companies.

First and Second Lien Senior Secured Loans.  When we make senior secured loans, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Finally, applicable bankruptcy laws may adversely impact the timing and methods used by us to liquidate collateral securing our loans, which could adversely affect the collectability of such loans. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

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

On July 13, 2012, we, through our wholly-owned subsidiary, 405 Sub, entered into a TRS with Citi, which we subsequently amended on October 17, 2012, December 7, 2012, May 10, 2013, July 18, 2013, and October 15, 2013, increasing the maximum possible exposure under the TRS to $350.0 million.

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

The obligations under the Agreement are non-recourse to us and our exposure to the Agreement is limited to the amount that we contribute to 405 Sub in connection with the Agreement. Generally, that amount will be the amount that 405 Sub is required to post as cash collateral for each loan (which, in most instances is approximately 25% of the market value of a loan at the time that such loan is purchased). 405 Sub may select a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the Agreement) of $350.0 million. The current price of any loan, from day to day, will be calculated by the calculation agent, Citi, as net cash proceeds that would be received from the sale on such date of determination, less the related costs of assigning that obligation.

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

On July 24, 2012, we, through a newly-formed, wholly-owned, special purpose financing subsidiary, Funding Sub, entered into the Credit Facility with Wells Fargo and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility was amended on April 26, 2013 and September 9, 2013 to provide for borrowings in an aggregate principal amount of up to $200.0 million on a committed basis, with a term of 60 months. As of December 31, 2013, we had aggregate borrowings under the Credit Facility of $132.7 million.

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

The Credit Facility will be priced at LIBOR, with no LIBOR floor, plus a spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of loans owned by Funding Sub for the relevant period. Interest is payable quarterly in arrears. The Funding Sub will be subject to a non-usage fee to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable in July 2016. The Funding Sub paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Credit Facility.

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

At December 31, 2013 we had $132.7 million of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.

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

Federal Income Tax Risks

We may be subject to corporate-level taxes if we fail to maintain our qualification as a RIC.

To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

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

If we fail to maintain RIC tax treatment for any reason and are subject to corporate income tax on all of our income, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Even if we qualify as a RIC, we will be required to pay corporate-level federal income taxes on any income or capital gains that we do not distribute to stockholders. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.

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

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the fair market value of our common stock that you received to the extent such amount was not a tax-free return of capital. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of our common stock received from the distribution.

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, you will be taxed as though you received a distribution of some of our expenses.

A “publicly offered regulated investment company” is a regulated investment company whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered regulated investment company for any period, a non-corporate shareholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional distribution to the shareholder and will be deductible by such shareholder only to the extent permitted under the limitations described below. For non-corporate shareholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a shareholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes. While we anticipate that we will constitute a publicly offered regulated investment company for our current tax year, there can be no assurance that we will in fact so qualify for any of our taxable years.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 405 Park Avenue, 3rd Floor, New York, NY 10022. We believe that our current office facilities are adequate for our business as we intend to conduct it.

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

We are currently selling our shares on a continuous basis at an offering price of $11.20 per share; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value per share. In connection with each semi-monthly closing, our board of directors or a committee thereof reviews the then current public offering price per share against the current estimated net asset value per share to ensure that we are not selling shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, is below our net asset value per share. If the board of directors or a committee thereof determines that the estimated net asset value per share has, subject to certain conditions, fallen below an amount equal to 87.0% of the current public offering price, the public offering price will be revised so that the estimated net asset value per share is equal to at least 87.0%, but no more than 90.0%, of the public offering price, as required by the 1940 Act. Furthermore, the board of directors has affirmed that we shall, in consultation with the board of directors, review our net asset value per share in relationship to our public offering price in connection with each semi-monthly closing to determine that the net asset value per share remains between 87.0% and 88.5% of the public offering price per share.

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2013:

Title of Class	Amount Authorized	Amount Issued
Common Stock, par value $0.001 per share	450,000,000	63,671,644

As of December 31, 2013, we had issued 63.7 million shares of common stock for gross proceeds of $681.6 million, including shares issued pursuant to the DRIP and shares purchased by the Sponsor. As of December 31, 2013, we had repurchased 0.2 million shares of common stock for payments of $1.6 million. As of December 31, 2013, we had 15,070 record holders of our common stock.

Distributions

We declared our first distribution on June 23, 2011 and have declared and paid cash distributions to our stockholders on a monthly basis since such time. We will calculate each stockholder’s specific distribution amount for the month using record and declaration dates, and the stockholder's distributions will begin to accrue on the date we accept their subscription for shares of our common stock. From time-to-time, we may also pay interim distributions at the discretion of our board of directors. Each year a statement on Internal Revenue Service Form 1099-DIV (or such successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, and/or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from this offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. No portion of the distributions paid during the year ended December 31, 2013 represented a return of capital for tax purposes.

We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from this offering to fund distributions (which may reduce the amount of capital we ultimately invest in assets). There can be no assurance that we will be able to sustain distributions at any particular level.

From time-to-time and not less than quarterly, our Adviser will be required to review our accounts to determine whether distributions are appropriate. We shall distribute pro rata to our stockholders funds received by us which our Adviser deems unnecessary for us to retain.

To maintain our RIC qualification, we must, among other things, distribute at least 90% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, or be deemed to distribute, during each calendar year an amount at least equal to the sum of: (1) 98% of our net ordinary income for the calendar year; (2) 98.2% of our capital gain in excess of capital loss for the calendar year; and (3) any net ordinary income and net capital gain for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. We can offer no assurance that we will achieve results that will permit the payment of any distributions and, if we issue senior securities, we will be prohibited from paying distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

The following table reflects the cash distributions per share that we have paid on our common stock to date (dollars in thousands except per share amounts):

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2011:
September 30, 2011	October 3, 2011	$0.07	$13	$13	$26
October 31, 2011	November 1, 2011	0.07	20	14	34
November 30, 2011	December 1, 2011	0.06	25	17	42
December 31, 2011	January 3, 2012	0.06	35	21	56
			$93	$65	$158
2012:
January 31, 2012	February 1, 2012	$0.06	$47	$26	$73
February 29, 2012	March 1, 2012	0.06	80	34	114
March 31, 2012	April 2, 2012	0.06	118	48	166
April 30, 2012	May 1, 2012	0.06	157	65	222
May 31, 2012	June 1, 2012	0.07	289	91	380
June 30, 2012	July 2, 2012	0.06	313	113	426
July 31, 2012	August 1, 2012	0.07	361	146	507
August 31, 2012	September 4, 2012	0.07	394	173	567
September 30, 2012	October 1, 2012	0.06	429	203	632
October 31, 2012	November 1, 2012	0.07	505	247	752
November 30, 2012	December 3, 2012	0.07	612	287	899
December 17, 2012	December 27, 2012	0.09	917	462	1,379
December 31, 2012	January 2, 2013	0.07	682	341	1,023
			$4,904	$2,236	$7,140
2013:
January 31, 2013	February 1, 2013	$0.07	$787	$395	$1,182
February 28, 2013	March 1, 2013	0.06	797	408	1,205
March 31, 2013	April 1, 2013	0.07	1,008	525	1,533
April 30, 2013	May 1, 2013	0.07	1,098	590	1,688
May 31, 2013	June 3, 2013	0.07	1,276	755	2,031
June 30, 2013	July 1, 2013	0.07	1,396	893	2,289
July 31, 2013	August 1, 2013	0.07	1,608	1,071	2,679
August 31, 2013	September 2, 2013	0.07	1,764	1,285	3,049
September 30, 2013	October 1, 2013	0.07	1,868	1,408	3,276
October 31, 2013	November 1, 2013	0.07	2,092	1,673	3,765
November 30, 2013	December 2, 2013	0.07	2,225	1,799	4,024
December 31, 2013	January 2, 2014	0.07	2,504	2,074	4,578
			$18,423	$12,876	$31,299
2014:
January 31, 2014	February 4, 2014	$0.07	$2,718	$2,317	$5,035
February 28, 2014	March 3, 2014	0.06	2,751	2,399	5,150
			$5,469	$4,716	$10,185
			$28,889	$19,893	$48,782

The table below shows changes in our offering price and distribution rates since the commencement of our public offering.

Announcement Date	New Public Offering Price	Effective Date	Daily Distribution Amount per share	Annualized Distribution Rate
November 14, 2011	$10.26	November 16, 2011	0.002221920	7.90%
May 1, 2012	$10.44	June 1, 2012	0.002215850	7.75%
August 14, 2012	$10.50	September 4, 2012	0.002246575	7.81%
September 24, 2012	$10.60	October 16, 2012	0.002246575	7.74%
October 15, 2012	$10.70	November 1, 2012	0.002273973	7.76%
February 5, 2013	$10.80	February 18, 2013	0.002293151	7.75%
February 25, 2013	$10.90	March 1, 2013	0.002314384	7.75%
April 3, 2013	$11.00	April 16, 2013	0.002335616	7.75%
August 15, 2013	$11.10	August 16, 2013	0.002356849	7.75%
October 29, 2013	$11.20	November 1, 2013	0.002378082	7.75%

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

We may fund our cash distributions to stockholders from any sources of funds available to us including expense payments from our Adviser that are subject to reimbursement to it as well as offering proceeds and borrowings. We have not established limits on the amount of funds we may use from available sources to make distributions. Prior to June 30, 2012, a substantial portion of our distributions resulted from Expense Support Payments made by our Adviser that are subject to reimbursement by us within three years from the date such payment obligations were incurred. The purpose of this arrangement could be to avoid such distributions being characterized as returns of capital for U.S. GAAP or tax purposes. Despite this, we may still have distributions which could be characterized as a return of capital for tax purposes. However, during the years ended December 31, 2013 and December 31, 2012, no portion of our distributions were characterized as a return of capital for tax purposes. You should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. You should also understand that our future reimbursements of such Expense Support Payments will reduce the distributions that you would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. The Adviser has no obligation to make Expense Support Payments in future periods. For the fiscal year ended December 31, 2012, if Expense Support Payments of $0.3 million were not made by our Adviser, approximately 4% percent of the distribution rate would have been a return of capital. No Expense Support Payments were made by our Adviser in the fiscal year ended December 31, 2013.

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

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2013, 2012 and 2011 and for the period from May 5, 2010 (Inception) to December 31, 2010 is derived from our consolidated financial statements which have been audited by Grant Thornton, LLP, our independent registered public accounting firm as stated in their report. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report (dollars in thousands except share and per share data):

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Period from May 5, 2010 (Inception) to December 31, 2010
Statement of operations data:
Investment income	$31,393	$6,914	$308	$—
Operating expenses
Total expenses	20,128	4,377	967	8
Less: Expense waivers and reimbursements from Adviser	1,827	1,877	818	—
Net expenses	18,301	2,500	149	8
Net investment income (loss)	13,092	4,414	159	(8)
Net realized and unrealized gain (loss) on investments and total return swap	29,652	5,086	(22)	—
Net increase (decrease) in net assets resulting from operations	$42,744	$9,500	$137	$(8)
Per share data:*
Net investment income (loss)	$0.36	$0.63	$0.74	$(0.35)
Net increase (decrease) in net assets resulting from operations	$1.17	$1.36	$0.64	$(0.35)
Distributions declared	$0.85	$1.06	$0.74	$—
Balance sheet data:
Total assets	$841,641	$186,877	$16,250	$1,177
Credit facility payable	$132,687	$33,907	$5,900	$—
Total net assets	$627,903	$140,685	$8,207	$192
Other data:
Total return (1)	14.12%	15.19%	7.66%	(3.89)%
Number of portfolio company investments at year end (2)	83	39	34	—
______________

*Per share information for the year ended December 31, 2011 and for the period from May 5, 2010 (Inception) to December 31, 2010 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

(1) Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 includes the effect of expense waivers and reimbursements which equaled 0.51%, 2.35% and 27.64% respectively. For the period from May 5, 2010 (Inception) to December 31, 2010, there was no expense waiver or reimbursement. Total returns covering less than a full period are not annualized.

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

Overview

We are a specialty finance company incorporated in Maryland in May 2010. We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We are therefore required to comply with certain regulatory requirements. We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually hereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). We are managed by the Adviser, a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The Adviser oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio. Our Adviser is controlled by Nicholas S. Schorsch, our chairman and chief executive officer, and William M. Kahane, one of our directors, through their ownership of AR Capital, LLC (formerly known as American Realty Capital II, LLC) (the "Sponsor").

On January 25, 2011, we commenced our initial public offering (the "IPO") on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. We sold 22,222 shares of common stock to our Adviser on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. On August 25, 2011, we raised sufficient funds to break escrow on our IPO and commenced operations as of that date. As of December 31, 2013, we had issued 63.7 million shares of common stock for gross proceeds of $681.6 million including the shares purchased by the Sponsor and shares issued under our distribution reinvestment plan ("DRIP"). As of December 31, 2013, we had repurchased 0.2 million shares of common stock for payments of $1.6 million.

On July 13, 2012, we, through a wholly-owned subsidiary, 405 TRS I, LLC ("405 Sub"), entered into a total return swap agreement ("TRS") with Citibank, N.A. ("Citi"), which was subsequently amended on October 17, 2012, December 7, 2012, May 10, 2013, July 18, 2013, and October 15, 2013, to increase the aggregate market value of the portfolio of loans selected by 405 Sub to $350.0 million. 405 Sub is included within our consolidated financial statements. As amended, the TRS provides that 405 Sub may select a portfolio of loans with a maximum aggregate value (determined at the time such loans become subject to the TRS) of $350.0 million. The consolidated financial statements include both our accounts and the accounts of 405 Sub. All significant intercompany transactions have been eliminated in consolidation.

On July 24, 2012, we, through a newly-formed, wholly-owned special purpose financing subsidiary, BDCA Funding I, LLC ("Funding I"), entered into a revolving credit facility (the "Credit Facility") with Wells Fargo Bank, National Association, as lender, Wells Fargo Securities, as administrative agent (together, "Wells Fargo") and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility, which was subsequently amended on April 26, 2013 and September 9, 2013, provides for borrowings in an aggregate principal amount of up to $200.0 million on a committed basis, with a term of 60 months. Funding I is included within our consolidated financial statements. The consolidated financial statements include both our accounts and the accounts of Funding I. All significant intercompany transactions have been eliminated in consolidation.

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We anticipate that during our offering period we will invest largely in first and second lien senior secured loans and mezzanine debt issued by middle market companies. We may also purchase, directly and through the TRS, interests in loans through secondary market transactions in the "over-the-counter" market for institutional loans. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. We define middle market companies as those with annual revenues between $10 million and $1 billion. We may also invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles ("Collateralized Securities"). Structurally, Collateralized Securities are entities that are formed to manage a portfolio of senior secured loans made to companies whose debt is rated below investment grade or, in limited circumstances, unrated. The senior secured loans within these Collateralized Securities are limited to senior secured loans which meet specified credit and diversity criteria and are subject to concentration limitations in order to create a diverse investment portfolio. We expect that our investments will generally range between approximately $1 million and $25 million, although this investment size will vary proportionately with the size of our capital base. As we increase our capital base during our offering period, we will invest in, and ultimately intend to have a substantial portion of our assets invested in, customized direct loans to and equity securities of middle market companies. In most cases, companies to whom we provide customized financing solutions will be privately held at the time we invest in them.

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

Investment Advisory and Administration Agreement

Pursuant to the Investment Advisory Agreement we have with the Adviser, we pay the Adviser a fee for its services consisting of two components - a management fee and an incentive fee. The management fee is calculated at an annual rate of 1.5% of our average gross assets and is payable quarterly in arrears.

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

The second part of the incentive fee, referred to as the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which equals our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. Realized gains received from loans underlying the total return swap we have with Citi will not be included for purposes of evaluating the incentive fee on capital gains.

We have entered into a fund administration servicing agreement and a fund accounting servicing agreement with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary to operate. On August 13, 2012, we entered into a custody agreement with U.S. Bank National Association (“US Bank”). Under the custody agreement, US Bank will hold all of our portfolio securities and cash for certain of our subsidiaries, and will transfer such securities or cash pursuant to our instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the IPO. The Adviser and the Dealer Manager are related parties and receive compensation and fees for services related to the IPO and for the investment and management of our assets. The Adviser receives fees during the offering, operational and liquidation stages while the Dealer Manager receives fees during the offering stage. The Adviser pays to the Administrator a portion of the fees payable to the Adviser for the performance of these support services.

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

Investments without a readily determined market value are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in fair value pricing the Company's investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.

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

New Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)2013-08, Financial Services – Investment Companies (ASC Topic 946), which affects the scope, measurement and disclosure requirements for investment companies under U.S. GAAP. The amendments: (i) change the approach to the investment company assessment in ASC Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company; (ii) require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than the equity method of accounting; and (iii) require the following additional disclosures (a) the fact that the entity is an investment company and is applying the guidance in ASC Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. This guidance is effective for interim an annual reporting periods beginning on or after December 15, 2013. Management is currently reviewing the impact of this accounting pronouncement but does not believe it will have a material impact on the Company.

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

Portfolio and Investment Activity

During the year ended December 31, 2013, we made $815.9 million of investments in new portfolio companies and had $270.0 million in aggregate amount of exits and repayments, resulting in net investments of $545.9 million for the period.

Our portfolio composition, based on fair value, including the value of the TRS underlying loans, at December 31, 2013 was as follows:

	At December 31, 2013
	Percentage of Total Portfolio (1)	Weighted Average Current Yield for Total Portfolio (2)	Percentage of TRS Underlying Loans	Weighted Average Current Yield for TRS Underlying Loans	Percentage of Total Portfolio Including TRS Underlying Loans	Weighted Average Current Yield for Total Portfolio Including TRS Underlying Loans (2)
Senior Secured First Lien Debt	47.9%	8.3%	95.7%	7.7%	62.2%	8.0%
Senior Secured Second Lien Debt	13.1	10.7	4.3	11.3	10.4	11.3
Subordinated Debt	8.6	13.9	—	—	6.0	13.3
Collateralized Securities (3)	15.2	12.0	—	—	10.7	12.0
Equity/Other	15.2	N/A	—	N/A	10.7	N/A
Total	100.0%	8.4%	100.0%	7.8%	100.0%	9.3%
______________

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

Our portfolio composition, based on fair value, including the value of the TRS underlying loans, at December 31, 2012 was as follows:

	At December 31, 2012
	Percentage of Total Portfolio (1)	Weighted Average Current Yield for Total Portfolio (2)	Percentage of TRS Underlying Loans	Weighted Average Current Yield for TRS Underlying Loans	Percentage of Total Portfolio Including TRS Underlying Loans	Weighted Average Current Yield for Total Portfolio Including TRS Underlying Loans (2)
Senior Secured First Lien Debt	61.9%	8.4%	100.0%	8.1%	75.1%	8.3%
Senior Secured Second Lien Debt	24.5	12.0	—	—	16.0	12.0
Subordinated Debt	2.9	14.0	—	—	1.9	14.0
Collateralized Securities (3)	6.3	25.9	—	—	4.1	25.9
Equity/Other	4.4	N/A	—	N/A	2.9	N/A
Total	100.0%	10.6%	100.0%	8.1%	100.0%	9.7%
______________

(1) Does not include TRS underlying loans.

(2) Excludes the effect of the amortization or accretion of loan premiums or discounts.

(3) Weighted average current yield for collateralized securities is based on interest income received for the year ended December 31, 2012. For the year ended December 31, 2012, we received $1.0 million of interest income on the collateralized securities.

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value at December 31, 2013 (dollars in thousands):

	At December 31, 2013
	Investments at Fair Value (1)	Percentage of Total Portfolio (1)	Value of TRS Underlying Loans (2)	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Diversified Investment Vehicles (3)	$168,156	24.2%	$—	—%	$168,156	16.9%
Media	57,061	8.2	21,134	7.1	78,195	7.9
Hotels, Restaurants & Leisure	46,462	6.7	24,990	8.4	71,452	7.2
Diversified Consumer Services	29,190	4.2	30,876	10.4	60,066	6.1
Health Care Providers & Services	48,823	7.0	8,301	2.8	57,124	5.8
Oil, Gas & Consumable Fuels	32,058	4.6	23,875	8.1	55,933	5.6
Marine	28,399	4.1	12,209	4.1	40,608	4.1
Food Products	34,438	5.0	5,444	1.9	39,882	4.0
Biotechnology	5,876	0.8	33,227	11.2	39,103	3.9
Consumer Finance	28,691	4.1	9,925	3.4	38,616	3.9
Internet Software & Services	36,432	5.2	—	—	36,432	3.7
Commercial Services & Supplies	19,376	2.8	15,975	5.4	35,351	3.6
Professional Services	20,110	2.9	11,943	4.0	32,053	3.2
Software	10,182	1.5	20,342	6.9	30,524	3.1
Electronic Equipment, Instruments & Components	12,862	1.9	17,343	5.9	30,205	3.0
Real Estate Management & Development	13,001	1.9	14,475	4.9	27,476	2.8
Aerospace & Defense	21,131	3.0	5,752	1.9	26,883	2.7
Commercial Banks	9,875	1.4	9,900	3.3	19,775	2.0
Paper & Forest Products	8,040	1.2	7,035	2.4	15,075	1.5
Communications Equipment	7,412	1.1	5,355	1.8	12,767	1.3
Road & Rail	12,147	1.7	—	—	12,147	1.2
Textiles, Apparel & Luxury Goods	11,977	1.7	—	—	11,977	1.2
IT Services	10,741	1.5	—	—	10,741	1.1
Diversified Telecommunication Services	10,000	1.4	—	—	10,000	1.0
Distributors	—	—	10,000	3.4	10,000	1.0
Chemicals	9,728	1.4	—	—	9,728	1.0
Capital Markets	—	—	8,059	2.7	8,059	0.8
Machinery	3,608	0.5	—	—	3,608	0.4
Total	$695,776	100.0%	$296,160	100.0%	$991,936	100.0%
______________

(1) Does not include TRS underlying loans.

(2) The TRS underlying loans are held by our counterparty to the TRS, Citi. The values of the TRS underlying loans shown are based primarily on the indicative bid prices provided by an independent third-party pricing service to Citi.

(3) Diversified Investment Vehicles consists of Collateralized Securities and equity investments in funds.

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value at December 31, 2012 (dollars in thousands):

	At December 31, 2012
	Investments at Fair Value (1)	Percentage of Total Portfolio (1)	Value of TRS Underlying Loans (2)	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Hotels, Restaurants & Leisure	$17,997	13.2%	$8,869	12.3%	$26,866	12.9%
Diversified Consumer Services	6,785	5.0	15,609	21.6	22,394	10.8
Health Care Providers & Services	10,089	7.4	10,559	14.6	20,647	9.9
Commercial Services & Supplies	10,717	7.9	9,693	13.4	20,410	9.8
Oil, Gas & Consumable Fuels	16,014	11.8	—	—	16,014	7.7
Diversified Investment Vehicles (3)	14,422	10.6	—	—	14,422	6.9
Machinery	9,449	6.9	3,504	4.9	12,954	6.2
Software	10,149	7.5	—	—	10,149	4.9
Professional Services	9,788	7.2	—	—	9,788	4.7
Biotechnology	4,005	2.9	4,506	6.2	8,511	4.1
Internet Software & Services	6,978	5.1	—	—	6,978	3.3
Chemicals	3,400	2.5	2,474	3.5	5,874	2.8
Food Products	—	—	5,458	7.6	5,458	2.6
Media	—	—	5,000	6.9	5,000	2.4
Pharmaceuticals	4,996	3.7	—	—	4,996	2.4
Communications Equipment	4,248	3.1	—	—	4,248	2.0
Distributors	—	—	3,900	5.4	3,900	1.9
IT Services	3,876	2.8	—	—	3,876	1.9
Marine	3,258	2.4	—	—	3,258	1.6
Beverages	—	—	2,550	3.6	2,550	1.2
Total	$136,171	100.0%	$72,122	100.0%	$208,293	100.0%
______________

(1) Does not include TRS underlying loans.

(2) The TRS underlying loans are held by our counterparty to the TRS, Citi. The values of the TRS underlying loans shown are based primarily on the indicative bid prices provided by an independent third-party pricing service to Citi.

(3) Diversified Investment Vehicles consists of Collateralized Securities and equity investments in funds.

The following table presents the fair value measurements at December 31, 2013 for Level 3 investments (dollars in thousands):

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
Adventure Interactive Corp.	Senior Secured First Lien Debt	$19,575	2.9%
American Importing Company, Inc.	Senior Secured First Lien Debt	10,933	1.6
Apidos XVI CLO, LTD. Subordinated Notes	Collateralized Securities	13,650	2.0
Boston Market	Senior Secured Second Lien Debt	24,625	3.5
Carlyle GMS Finance, Inc.	Equity/Other	2,173	0.3
Catamaran CLO 2013-1 Ltd. Subordinated Notes	Collateralized Securities	20,404	2.9
Crowley Holdings Preferred, LLC - Series A Preferred Shares	Equity/Other	25,000	3.6
CVP Cascade CLO-1, LTD. Subordinated Notes	Collateralized Securities	28,086	4.0
Epic Health Services	Senior Secured First Lien Debt	13,899	2.0
Eureka Hunter Holdings, LLC	Senior Secured Second Lien Debt	4,969	0.7

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
EZE Trucking, Inc.	Senior Secured First Lien Debt	$12,147	1.7%
FairPay Solutions Inc. Term Loan A	Senior Secured First Lien Debt	2,350	0.3
FairPay Solutions Inc. Term Loan B	Senior Secured First Lien Debt	7,500	1.1
Garrison Funding 2013 - 1 Ltd. Subordinated Notes	Collateralized Securities	15,000	2.2
Global Telecom & Technology, Inc.	Senior Secured First Lien Debt	7,559	1.1
Gold, Inc.	Subordinated Debt	11,977	1.7
HIG Integrity Neutraceuticals	Equity/Other	850	0.1
HIG Integrity Neutraceuticals	Senior Secured First Lien Debt	22,655	3.3
JMP Credit Advisors CLO II Ltd. Subordinated Notes	Collateralized Securities	6,099	0.9
K2 Pure Solutions NoCal, L.P.	Senior Secured First Lien Debt	9,728	1.4
Kahala Aviation Holdings, LLC	Equity/Other	—	—
Kahala Aviation Holdings, LLC Preferred Shares	Equity/Other	5,271	0.8
Kahala US OpCo LLC	Senior Secured First Lien Debt	15,860	2.3
MBLOX Inc.	Senior Secured Second Lien Debt	7,011	1.0
MBLOX Inc. - Warrants	Equity/Other	705	0.1
MC Funding Ltd. Preferred Shares	Collateralized Securities	2,163	0.3
MidOcean Credit CLO II, Ltd. Subordinated Notes	Collateralized Securities	20,543	3.0
National Technical Systems, Inc.	Senior Secured First Lien Debt	12,375	1.8
NewStar Arlington Fund LLC	Equity/Other	30,000	4.3
NextCare, Inc.	Senior Secured First Lien Debt	17,272	2.5
Park Ave RE Holdings, LLC	Senior Secured First Lien Debt	9,750	1.4
Park Ave RE, Inc.	Equity/Other	33	—
Park Ave RE, Inc. - Preferred Shares	Equity/Other	3,218	0.5
PennantPark Credit Opportunities Fund, LP	Equity/Other	10,550	1.5
PeopLease Holdings, LLC	Senior Secured First Lien Debt	9,800	1.4
Precision Dermatology, Inc. - Warrants	Equity/Other	—	—
S.B. Restaurant Co., Inc. - Warrants	Equity/Other	—	—
S.B. Restaurant Co., Inc. - Senior Subordinated Debt	Subordinated Debt	88	—
S.B. Restaurant Co., Inc.	Subordinated Debt	2,025	0.3
SkyCross, Inc. - Warrants	Equity/Other	450	0.1
SkyCross, Inc.	Senior Secured Second Lien Debt	4,979	0.7
Source Refrigeration & HVAC, Inc.	Senior Secured First Lien Debt	2,735	0.4
South Grand MM CLO I, LLC	Equity/Other	872	0.1
Teleflex Marine, Inc.	Senior Secured Second Lien Debt	3,399	0.5
Tennenbaum Waterman Fund, L.P.	Equity/Other	9,611	1.4
The SAVO Group, Ltd.	Subordinated Debt	5,005	0.7
The SAVO Group, Ltd. - Warrants	Equity/Other	1,302	0.2
The Tennis Channel Holdings, Inc.	Senior Secured First Lien Debt	14,787	2.1
THL Credit Greenway Fund II LLC	Equity/Other	9,005	1.3
Trinity Consultants Holdings, Inc.	Senior Secured First Lien Debt	3,079	0.4
Varel International Energy Mezzanine Funding Corp.	Subordinated Debt	11,251	1.6
Vestcom Acquisition, Inc.	Subordinated Debt	7,525	1.1
Visionary Integration Professionals, LLC	Subordinated Debt	9,831	1.4
Visionary Integration Professionals, LLC - Warrants	Equity/Other	910	0.1
WBL SPE I., LLC	Senior Secured First Lien Debt	3,750	0.5
World Business Lenders, LLC	Equity/Other	3,751	0.5
Xplornet Communications, Inc.	Subordinated Debt	10,000	1.4
Xplornet Communications, Inc. - Warrants	Equity/Other	—	—
Zimbra, Inc.	Senior Secured Second Lien Debt	6,137	0.9
Zimbra, Inc.	Subordinated Debt	2,000	0.3
Zimbra, Inc. - Warrants (Second Lien Debt)	Equity/Other	447	0.1
Zimbra, Inc. - Warrants (Third Lien Bridge Note)	Equity/Other	1,598	0.2

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
Total Level 3 investments		$518,267	74.5%
Total Level 2 investments (1)		$177,509	25.5%
Total Investments		$695,776	100.0%
______________

(1) Does not include TRS underlying loans.

The following table presents the fair value measurements at December 31, 2012 for Level 3 investments (dollars in thousands):

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
ALM 2012-6A CLO Subordinated Notes	Collateralized Securities	$2,030	1.4%
Carlyle CGMS 2012-1A Subordinated Notes	Collateralized Securities	1,950	1.3
Carlyle CGMS 2012-2A Subordinated Notes	Collateralized Securities	953	0.6
ConvergeOne Holdings Corp.	Senior Secured First Lien Debt	3,876	2.7
Creative Circle, LLC	Senior Secured First Lien Debt	9,788	7.2
Eureka Hunter Holdings, LLC	Senior Secured Second Lien Debt	5,000	3.7
MC Funding 2006 -1 Subordinated Notes	Collateralized Securities	3,600	2.6
PennantPark Credit Opportunities Fund, L.P.	Equity/Other	5,137	3.8
Permian Tank & Manufacturing, Inc.	Senior Secured First Lien Debt	1,578	1.2
PPT Management, LLC	Senior Secured First Lien Debt	1,989	1.5
Precision Dermatology, Inc.	Senior Secured First Lien Debt	4,996	3.7
Precision Dermatology, Inc., - Warrants	Equity/Other	—	—
S.B. Restaurant Co., Inc.	Subordinated Debt	3,939	2.9
S.B. Restaurant Co., Inc. - Warrants	Equity/Other	223	0.2
Source Refrigeration & HVAC, Inc.	Senior Secured First Lien Debt	2,963	2.2
Teleflex Marine, Inc.	Senior Secured Second Lien Debt	3,258	2.5
Tennenbaum Waterman Fund, L.P.	Equity/Other	752	0.7
Total Level 3 investments		$52,032	38.2%
Total Level 2 investments (1)		$84,139	61.8%
Total Investments		$136,171	100.0%
______________

(1) Does not include TRS underlying loans.

The following table presents the percentage of amortized cost by loan market for investments including the TRS underlying loans as of December 31, 2013:

	Amortized Cost as of December 31, 2013
	Investments per Total Portfolio	TRS Underlying Loans	Total Portfolio including TRS Underlying Loans
Middle Market (1)	67.4%	90.9%	74.4%
Large Corporate (2)	2.8	9.1	4.7
Other (3)	29.8	—	20.9
Total	100.0%	100.0%	100.0%
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
(3) Other represents collateralized securities and equity investments.

The following table presents the percentage of fair value by loan market for investments including the TRS underlying loans as of December 31, 2013:

	Fair Value as of December 31, 2013
	Investments per Total Portfolio	TRS Underlying Loans	Total Portfolio including TRS Underlying Loans
Middle Market (1)	66.7%	91.2%	74.0%
Large Corporate (2)	2.8	8.8	4.6
Other (3)	30.5	—	21.4
Total	100.0%	100.0%	100.0%
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

The weighted average risk ratings of our investments based on amortized cost were 2.03 and 2.03 as of December 31, 2013 and December 31, 2012, respectively. As of December 31, 2013, we had one portfolio investment on non-accrual status. This investment had a principal of $4.0 million and fair value of $2.0 million as of December 31, 2013, which represented 0.6% and 0.3%, respectively, of our portfolio. We did not have any investments on non-accrual status as of December 31, 2012 and 2011.

RESULTS OF OPERATIONS

Operating results for the years ended December 31, 2013, 2012 and 2011 was as follows (dollars in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2013	2012	2011
Total investment income	$31,393	$6,914	$308
Total expenses, net	18,301	2,500	149
Net investment income	13,092	4,414	159
Net realized gain from investments	3,966	1,471	1
Net realized gain from total return swap	14,641	1,958	—
Net unrealized appreciation (depreciation) on investments	8,253	1,269	(23)
Net unrealized appreciation on total return swap	2,792	388	—
Net increase in net assets resulting from operations	$42,744	$9,500	$137

 Investment Income

For the year ended December 31, 2013, total investment income was $31.4 million, and was attributable to $815.9 million of new investments in portfolio companies. For the year ended December 31, 2012, total investment income was $6.9 million, and was attributable to $254.7 million of new investments in portfolio companies. For the year ended December 31, 2011, total investment income was $0.3 million, and was attributable to $14.4 million of new investments in portfolio companies.

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2013, 2012 and 2011 was as follows (dollars in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2013	2012	2011
Management fees	$6,555	$1,320	$49
Subordinated income incentive fees	6,377	827	67
Capital gains incentive fees	2,444	543	—
Interest and credit facility financing expenses	2,248	683	119
Professional fees	2,041	614	97
Insurance	223	205	189
Other administrative	171	110	26
Directors fees	69	75	100
Contract termination fee	—	—	320
Operating expenses before expense waivers and reimbursements from Adviser	20,128	4,377	967
Waiver of management and incentive fees	(1,827)	(1,611)	(116)
Expense support reimbursements from Adviser	—	(266)	(702)
Total operating expenses net of expense waivers and reimbursements from Adviser	$18,301	$2,500	$149

Interest and credit facility expenses for the year ended December 31, 2013 were comprised of amortization of deferred financing costs related to the Credit Facility with Wells Fargo, including interest on the balance drawn on the Credit Facility. For the year ended December 31, 2013, we incurred $6.6 million of management fees, of which the Adviser waived $0.0 million. For the year ended December 31, 2013, we incurred $8.8 million of incentive fees, of which the Adviser waived $1.8 million.

Interest and credit facility expenses for the year ended December 31, 2012 were comprised of amortization of deferred financing costs related to our line of credit facility with Main Street Capital Corporation ("Main Street") and the Credit Facility with Wells Fargo, including interest on the balance drawn on the Credit Facility. For the year ended December 31, 2012, we incurred $1.3 million of management fees, of which the Adviser waived $0.6 million. For the year ended December 31, 2012, we incurred $1.4 million of incentive fees, of which the Adviser waived $1.0 million.

Contract termination fees for the year ended December 31, 2011 were costs incurred to terminate the sub-advisory agreement with Main Street. This amount was assumed by the Adviser pursuant to the Expense Support Agreement described in Note 4 – Related Party Transactions and Arrangements. Interest and credit facility expenses for the year ended December 31, 2011 were comprised of amortization of deferred financing costs related to our line of credit facility with Main Street and interest on the balance drawn on our Credit Facility from August 25, 2011 to December 31, 2011. For the year ended December 31, 2011, management fees of $0.05 million and incentive fees of $0.07 million were incurred but waived by the Adviser.

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay up to 100% of all of our operating expenses (“Expense Support Payment”) for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The Expense Support Payments for any month shall be paid to us by the Adviser in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to the Adviser. For the year ended December 31, 2013, no Expense Support Payments were made by our Adviser. For the year ended December 31, 2012, $0.3 million in Expense Support Payments were made by our Adviser. For the year ended December 31, 2011, $0.7 million in Expense Support Payments were made by our Adviser.

Net Realized Gain from Investments

For the year ended December 31, 2013, we sold $270.0 million of assets, resulting in $4.0 million of realized gains from investments. For the year ended December 31, 2012, we sold $135.7 million of assets, resulting in $1.5 million of realized gains from investments. For the year ended December 31, 2011, we had $0.1 million of sales, resulting in $1.0 thousand of realized gains from investments.

Net Realized Gain from Total Return Swap

For the year ended December 31, 2013, we had $14.6 million of realized gains from the TRS. For the year ended December 31, 2012, we had $2.0 million of realized gains from the TRS. Please see Note 6 – Total Return Swap – for more information about the realized gains generated by loans held under the TRS. For the year ended December 31, 2011, we had not entered into the TRS.

At December 31, 2013, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and consolidated statements of operations consisted of the following (dollars in thousands):

	Net Receivable	Net Realized Gains
Interest and other income from TRS portfolio	$4,098	$15,403
TRS interest expense	(729)	(2,637)
Gains on TRS asset sales	684	1,875
Net receivable/realized gain from TRS	$4,053	$14,641

At December 31, 2012, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and consolidated statements of operations consisted of the following (dollars in thousands):

	Net Receivable	Net Realized Gains
Interest and other income from TRS portfolio	$1,066	$1,696
TRS interest expense	(198)	(293)
Gains on TRS asset sales	418	555
Net receivable/realized gain from TRS	$1,286	$1,958

Net Change in Unrealized Appreciation/Depreciation on Investments

For the year ended December 31, 2013, our investments had $8.3 million of unrealized appreciation. For the year ended December 31, 2012, our investments had $1.3 million of unrealized appreciation. For the year ended December 31, 2011, our investments had $0.02 million of unrealized depreciation.

Net Change in Unrealized Appreciation on Total Return Swap

For the year ended December 31, 2013, our investments in the TRS had $2.8 million of unrealized appreciation. For the year ended December 31, 2012, our investments in the TRS had $0.4 million of unrealized appreciation. For the year ended December 31, 2011, we had not entered into the TRS.

Changes in Net Assets from Operations

For the year ended December 31, 2013, we recorded a net increase in net assets resulting from operations of $42.7 million versus a net increase in net assets resulting from operations of $9.5 million for the year ended December 31, 2012. The difference is attributable to an increase in net investment income as compared to prior year due to an increased level of investments along with increases in net unrealized appreciation of investments and net realized gain from total return swap. Based on the weighted average shares of common stock outstanding for the periods ended December 31, 2013 and 2012, respectively, our per share net increase in net assets resulting from operations was $1.17 for the year ended December 31, 2013, versus $1.36 for the year ended December 31, 2012.

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

Cash Flows for the Year Ended December 31, 2013

For the year ended December 31, 2013, net cash used in operating activities was $546.6 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows used in operating activities for the year ended December 31, 2013 was primarily due to $815.9 million for purchases of investments and $24.2 million from an increase in unsettled trades receivable partially offset by cash provided by operating activities of $270.0 million for sales and repayments of investments, $57.2 million from an increase in unsettled trades payable, and $42.7 million from a net increase in net assets from operations. The purchase and sales activity is driven by the increase in investment activity resulting from the continuous equity capital raising and growing capital base.

Net cash provided by financing activities of $545.5 million during the year ended December 31, 2013 primarily related to net proceeds from the issuance of common stock of $466.0 million and proceeds from the Credit Facility of $128.5 million. These inflows were partially offset by principal repayments on debt of $29.7 million and payments of stockholder distributions of $16.6 million. Consistent with the increase in investment activity, the proceeds from the issuance of common stock are the result of our increasing equity raise capabilities.

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

Cash Flows for the Year Ended December 31, 2011

For the year ended December 31, 2011, net cash used in operating activities was $12.0 million. The level of cash flows used in or provided by operating activities was affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Cash flows provided by operating activities for the year ended December 31, 2011 were mainly comprised of net income adjusted for a non-cash item of $0.05 million (amortization of deferred credit facility financing costs) increases in accounts payable of $0.3 million, unsettled trades payable of $1.9 million and principal payments received on investments of $0.1 million, offset by cash used in operating activities of $14.4 million for purchases of investments, $0.1 million from increases in interest receivable and $0.04 million from increases in prepaid expenses and other assets.

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

Liquidity and Capital Resources

We generate cash from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments. The Registration Statement offering for sale up to $1.5 billion of shares of our common stock (150.0 million shares at an initial offering price of $10.00 per share) (the "Offering"), was declared effective on January 27, 2011. As of December 31, 2013, we had issued 63.7 million shares of our common stock for gross proceeds of $681.6 million including shares issued to the Sponsor and shares issued under the DRIP.

Our principal demands for funds in both the short-term and long-term are for portfolio investments, either directly or indirectly through investment interests, such as the TRS, for the payment of operating expenses, distributions to our investors, repurchases under our share repurchase program, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for investment activities will be met through net proceeds received from the sale of common stock through our public offering. We may also from time to time enter into other agreements with third parties whereby third parties will contribute to specific investment opportunities. Items other than investment acquisitions are expected to be met from a combination of the proceeds from the sale of common stock, cash flows from operations, and, during our IPO, reimbursements from the Adviser.

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay the Expense Support Payment for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The purpose of the Expense Support Agreement was to reduce our offering and operating expenses until we had achieved economies of scale sufficient to ensure that we were able to bear a reasonable level of expense in relation to our investment income. The Expense Support Payment for any month shall be paid to us by the Adviser in cash and/or offsets against amounts due from us to the Adviser. Operating expenses subject to this agreement include expenses as defined by U.S. GAAP, including, without limitation, advisory fees payable and interest on indebtedness for such period, if any. As of December 31, 2013, the Adviser had made cumulative payments to the Company for $1.0 million of expenses pursuant to the Expense Support Agreement. During the year ended December 31, 2013, the Adviser made no payments to the Company for expenses pursuant to the Expense Support Agreement. See Note 4 - Related Party Transactions and Arrangements - Expense Support Agreement - in our consolidated financial statements included in this report for additional information on this arrangement, including Expense Payments made by our Adviser pursuant to the terms of this agreement and the ability of the Adviser to be reimbursed for Expense Payments made to us.

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

Total Return Swap

On July 13, 2012, we, through a wholly-owned subsidiary, 405 Sub, entered into a TRS with Citi, which was subsequently amended on October 17, 2012, December 7, 2012, May 10, 2013, July 18, 2013, and October 15, 2013, to increase the aggregate market value of the portfolio of loans selected by 405 Sub.

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

The obligations of 405 Sub under the TRS are non-recourse to us and our exposure to the TRS is limited to the amount that we contribute to 405 Sub in connection with the TRS. Generally, that amount will be the amount that 405 Sub is required to post as cash collateral for each loan (which in most instances is approximately 25% of the market value of a loan at the time that such loan is purchased). As amended, the TRS provides that 405 Sub may select a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the TRS) of $350.0 million.

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

As of December 31, 2013, we had $76.9 million in cash held as collateral by Citi under the terms of the TRS.

See Note 6 – Total Return Swap – in our consolidated financial statements included in this report for additional disclosure on the TRS with Citi.

Wells Fargo Credit Facility

On July 24, 2012, we, through a newly-formed, wholly-owned special purpose financing subsidiary, Funding I, entered into the Credit Facility with Wells Fargo and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility, which was subsequently amended on April 26, 2013 and September 9, 2013, provides for borrowings in an aggregate principal amount of up to $200.0 million on a committed basis, with a term of 60 months.

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

Borrowings under the Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. As of December 31, 2013, we were in compliance with regards to the Credit Facility covenants. The Credit Facility may be prepaid in whole or in part, subject to customary breakage costs. In the event that the Credit Facility is terminated prior to the first anniversary, an additional amount is payable to Wells Fargo equal to 2.00% of the maximum amount of the Credit Facility.

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

As of December 31, 2013, we had $132.7 million outstanding under the Credit Facility.

See Note 5 – Borrowings – in our consolidated financial statements included in this report for additional disclosure on the Credit Facility with Wells Fargo.

Distributions

We have declared and paid cash distributions to our stockholders on a monthly basis since we commenced operations. As of December 31, 2013, the annualized yield for distributions declared was 7.76% based on our then current public offering price of $11.20 per share. From time to time, we may also pay interim distributions at the discretion of our board of directors. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our IPO. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

The table below shows the components of the distributions we have declared and/or paid during the years ended December 31, 2013 and 2012. As of December 31, 2013, we had $4.6 million of distributions accrued and unpaid.

	For the Year Ended December 31,	For the Year Ended December 31,
	2013	2012
Distributions declared	$31,300,000	$7,100,000
Distributions paid	$27,700,000	$6,100,000
Portion of distributions paid in cash	$16,600,000	$4,200,000
Portion of distributions paid in DRIP shares	$11,100,000	$1,900,000

On March 1, 2012, the price for newly-issued shares under the DRIP issued to stockholders was changed from 95% to 90% of the offering price that the shares are sold as of the date the distribution is made. The DRIP purchase price based on the current offering price of $11.20 per share is $10.08.

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

We may fund our cash distributions to stockholders from any sources of funds available to us including expense payments from our Adviser that are subject to reimbursement to it as well as offering proceeds and borrowings. We have not established limits on the amount of funds we may use from available sources to make distributions. Prior to June 30, 2012, a substantial portion of our distributions resulted from Expense Support Payments made by our Adviser that are subject to reimbursement by us within three years from the date such payment obligations were incurred. The purpose of this arrangement could be to avoid such distributions being characterized as returns of capital for GAAP or tax purposes. Despite this, we may still have distributions which could be characterized as a return of capital for tax purposes. However, during the year ended December 31, 2012, no portion of our distributions was characterized as a return of capital for tax purposes. You should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. You should also understand that our future reimbursements of such Expense Support Payments will reduce the distributions that you would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. The Adviser has no obligation to make Expense Support Payments in future periods. For the fiscal year ended December 31, 2012, if Expense Support Payments of $0.3 million were not made by our Adviser, approximately 4% percent of the distribution rate would have been a return of capital. No Expense Support Payments were made by our Adviser during the year ended December 31, 2013.

We consider our entire managed investment portfolio to include the investments in our portfolio included in our Consolidated Schedule of Investments as well as assets held in our TRS portfolio, which are considered off-balance sheet. Our Adviser selects and underwrites all of these investments and we measure our performance based on our entire managed portfolio. Our net investment income also does not include the interest income and expense related to the TRS portfolio. In accordance with GAAP, interest income and expense related to the TRS are accounted for as a component of “Net realized gain from total return swap.” The following table sets forth the computation of adjusted net investment income (loss) for our entire managed portfolio by adding the interest income from the TRS, the short-term realized gains, and the theoretical incentive fees on unrealized capital gains to the net investment income for the years ended December 31, 2013, 2012, and 2011 (dollars in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2013	2012	2011
Net investment income	$13,092	$4,414	$159
TRS net investment income (1)	12,766	1,403	—
Operating gains (short-term) (2)	3,149	1,471	1
Incentive fees on unrealized gains (3)	2,306	358	—
Adjusted net investment income	$31,313	$7,646	$160
______________

(1)	TRS net investment income includes the interest income and expense related to the TRS portfolio. See Note 6 - Total Return Swap - for more information about the TRS.

(2)
Operating gains include short-term realized gains that result primarily from active portfolio management activities. As a RIC, short-term capital gains represent operating income available for distribution and are considered ordinary income.

(3)
Incentive fees on unrealized gains are the GAAP-required theoretical incentive fees accrued based upon unrealized portfolio appreciation. These fees reduce net investment income but are not contractually due to the Adviser. See Note 4 - Related Party Transactions and Agreements - for additional details on the theoretical capital gains incentive fees.

The following table sets forth the distributions made during the years ended December 31, 2013, 2012 and 2011(dollars in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2013	2012	2011
Monthly distributions	$31,299	$5,762	$158
Special dividends	—	1,379	—
Stock dividends	—	264	—
Total distributions	$31,299	$7,405	$158

Election as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December, 31 2011, and intend to maintain our qualification as a RIC thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S federal excise, state, local and foreign taxes. We will be subject to a 4% nondeductible U.S. Federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to 98% of net ordinary income each calendar year and 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes. We will generally endeavor each year to avoid any federal excise taxes.

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

 Related-Party Transactions and Agreements

We have entered into agreements with affiliates of our Adviser, whereby we pay certain fees or reimbursements to our Adviser or its affiliates in connection with asset and service fees, reimbursement of operating costs and offering related costs. See Note 4 - Related Party Transactions and Arrangements - for a discussion of the various related-party transactions, agreements and fees.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at December 31, 2013 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Revolving credit facility	$132,687	$—	$—	$132,687	$—
Total contractual obligations	$132,687	$—	$—	$132,687	$—

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources other than the TRS as discussed in Note 6 – Total Return Swap.

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

As of December 31, 2013, our debt included variable-rate debt, bearing a variable interest rate at the London Interbank Offered Rate plus 2.24% at December 31, 2013 with a carrying value of $132.7 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 25 Basis Points	0.51%
Base Interest Rate	—%
(+) 100 Basis Points	(1.20)%
(+) 200 Basis Points	2.17%

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders with the U.S. Securities and Exchange Commission (the "SEC"), pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

We have adopted a Code of Business Conduct and Ethics and Statement on the Prohibition of Insider Trading that applies to directors, officers and employees. The code of business conduct and ethics is available on our website at
http://www.BDCofAmerica.com. We will report any amendments to or waivers of a required provision of the Code of Business Conduct and Ethics on our website or in a Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

a. Consolidated Financial Statements
See the Index to the Consolidated Financial Statements at page F-1 of this report.
b. Financial Statement Schedule
The following financial statement schedule is filed herewith.
Schedule 12-14 — Investments and Advances to Affiliates
c. Exhibits

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

3.1
Second Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 13, 2013 and herein incorporated by reference).

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

10.12
Confirmation Letter Agreement by and between 405 TRS I, LLC and Citibank, N.A., amended and restated as of October 15, 2013 (previously filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 13, 2013 and herein incorporated by reference).

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

10.18
Amendment No. 1 to Purchase and Sale Agreement, entered into by and between BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association and U.S. Bank National Association, dated as of April 26, 2013 (previously filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 15, 2013 and herein incorporated by reference).

10.19
Confirmation Letter Agreement by and between 405 TRS I, LLC and Citibank, N.A., amended and restated as of July 18, 2013 (previously filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 13, 2013 and herein incorporated by reference).

10.20
Amendment No. 3 to Loan and Servicing Agreement, among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, dated as of September 9, 2013 (herein incorporated by reference).

10.21
Confirmation Letter Agreement by and between 405 TRS I, LLC and Citibank, N.A., amended and restated as of October 15, 2013 (previously filed as Exhibit 10.12 and 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 13, 2013 and herein incorporated by reference).

10.22
Loan financing and Servicing Agreement dated February 21, 2014 between BDCA 2L Funding I, LLC, as Borrower; Business Development Corporation of America, as Equityholder and as Servicer; the Lenders From Time to Time Parties Hereto; Deutsche Bank AG, New York Branch, as Administrative Agent, the Other Agents Party Hereto; and U.S. Bank National Association as Collateral Agent and as Collateral Custodian. (filed herewith)

10.23	Sale and Contribution Agreement dated February 21, 2014 between Business Development Corporation of America, as Seller and BDCA 2L Funding I, LLC, as Purchaser. (filed herewith)

10.24
Securities Account Control Agreement dated February 21, 2014 between BDCA 2L Funding I, LLC, as Pledgor, U.S. Bank National Association, as Secured Party; and U.S. Bank National Association, as Securities Intermediary. (filed herewith)

14	Code of Ethics (filed herewith)

21
Subsidiaries of the Registrant (previously filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 21, 2013 and herein incorporated by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of March 2014.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
By: /s/ Nicholas S. Schorsch Name: Nicholas S. Schorsch Title: Chief Executive Officer and Chairman of the Board of Directors
* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Nicholas S. Schorsch Nicholas S. Schorsch	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 18, 2014
/s/ Nicholas Radesca Nicholas Radesca	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 18, 2014
/s/ Peter M. Budko Peter M. Budko	President and Chief Operating Officer	March 18, 2014
/s/ William M. Kahane William M. Kahane	Director	March 18, 2014
/s/ Edward G. Rendell Edward G. Rendell	Independent Director	March 18, 2014
/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	March 18, 2014
/s/ William G. Stanley William G. Stanley	Independent Director	March 18, 2014

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Business Development Corporation of America

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, of Business Development Corporation of America (a Maryland Corporation) and subsidiaries (the “Company”) as of December 31, 2013 and December 31, 2012 and the related consolidated statements of operations, changes in net assets, cash flows and financial highlights for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements, financial statement schedule, and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, financial statement schedule, and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Business Development Corporation of America and subsidiaries as of December 31, 2013 and December 31, 2012 and the results of their operations, their cash flows, and their financial highlights for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 18, 2014

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands except share and per share data)

	December 31,
	2013	2012
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $34,132 and $0, respectively)	$34,132	$—
Affiliate Investments, at fair value (amortized cost of $150,729 and $5,000, respectively)	154,209	5,137
Non-affiliate Investments, at fair value (amortized cost of $501,416 and $129,925, respectively)	507,435	131,034
Investments, at fair value (amortized cost of $686,277 and $134,925, respectively)	695,776	136,171
Cash and cash equivalents	12,995	14,180
Cash collateral on deposit with custodian	76,874	19,157
Receivable for unsettled trades	36,158	11,913
Interest receivable	7,527	1,212
Receivable due on total return swap	4,053	1,286
Unrealized gain on total return swap	3,180	388
Deferred credit facility financing costs, net	2,278	735
Due from affiliate	1,059	1,601
Prepaid expenses and other assets	1,003	234
Dividend receivable	738	—
Total assets	$841,641	$186,877

LIABILITIES
Revolving credit facility	$132,687	$33,907
Payable for unsettled trades	67,003	9,800
Stockholder distributions payable	4,578	1,023
Accrued capital gains incentive fees	2,802	358
Management fees payable	2,689	546
Subordinated income incentive fees payable	2,577	—
Interest and credit facility fees payable	715	192
Accounts payable and accrued expenses	599	191
Payable for common stock repurchases	88	175
Total liabilities	$213,738	$46,192
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 shares authorized, 63,671,644 and 14,943,215 shares issued and outstanding, respectively	64	15
Capital in excess of par value	611,703	138,340
Accumulated under / (over) distributed net investment income	(509)	696
Accumulated under distributed realized gains	3,966	—
Net unrealized appreciation on investments and total return swap	12,679	1,634
Net assets	627,903	140,685

Total liabilities and net assets	$841,641	$186,877

Net asset value per share	$9.86	$9.41

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2013	2012	2011
Investment income:
Interest from investments
Control investments	$55	$—	$—
Affiliate investments	5,829	—	—
Non-control/Non-affiliate investments	23,632	6,777	308
Total interest from investments	29,516	6,777	308
Interest from cash and cash equivalents	7	2	—
Total interest income	29,523	6,779	308
Other income	1,870	135	—
Total investment income	31,393	6,914	308

Operating expenses:
Management fees	6,555	1,320	49
Subordinated income incentive fees	6,377	827	67
Capital gains incentive fees	2,444	543	—
Interest and credit facility financing expenses	2,248	683	119
Professional fees	2,041	614	97
Insurance	223	205	189
Other administrative	171	110	26
Directors fees	69	75	100
Contract termination fee	—	—	320
Expenses before expense waivers and reimbursements from Adviser	20,128	4,377	967
Waiver of management and incentive fees	(1,827)	(1,611)	(116)
Expense support reimbursements from Adviser	—	(266)	(702)
Total expenses net of expense waivers and reimbursements from Adviser	18,301	2,500	149

Net investment income	13,092	4,414	159

Realized and unrealized gain (loss) on investments and total return swap:
Net realized gain from investments	3,966	1,471	1
Net realized gain from total return swap	14,641	1,958	—
Net unrealized appreciation (depreciation) on investments	8,253	1,269	(23)
Net unrealized appreciation on total return swap	2,792	388	—
Net realized and unrealized gain (loss) on investments and total return swap	29,652	5,086	(22)

Net increase in net assets resulting from operations	$42,744	$9,500	$137

Per share information - basic and diluted*
Net investment income	$0.36	$0.63	$0.74
Net increase in net assets resulting from operations	$1.17	$1.36	$0.64
Weighted average shares outstanding	36,390,524	6,987,287	214,640
______________
*Per share information - basic and diluted and weighted average common shares outstanding for the year ended December 31, 2011 has been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2013	2012	2011
Operations:
Net investment income	$13,092	$4,414	$159
Net realized gain from investments	3,966	1,471	1
Net realized gain from total return swap	14,641	1,958	—
Net unrealized appreciation (depreciation) on investments	8,253	1,269	(23)
Net unrealized appreciation on total return swap	2,792	388	—
Net increase in net assets from operations	42,744	9,500	137
Stockholder distributions:
Distributions from net investment income (1)	(13,092)	(4,414)	(158)
Distributions from net realized gain from investments and total return swap (1)	(18,207)	(2,991)	—
Net decrease in net assets from stockholder distributions	(31,299)	(7,405)	(158)
Capital share transactions:
Issuance of common stock, net of issuance costs	466,008	128,463	7,993
Reinvestment of stockholder distributions	11,142	2,181	43
Repurchases of common stock	(1,377)	(261)	—
Net increase in net assets from capital share transactions	475,773	130,383	8,036

Total increase in net assets	487,218	132,478	8,015
Net assets at beginning of period	140,685	8,207	192
Net assets at end of period	$627,903	$140,685	$8,207

Net asset value per common share (2)	$9.86	$9.41	$9.01
Common shares outstanding at end of period (2)	63,671,644	14,943,215	912,297

Accumulated under / (over) distributed net investment income	$(509)	$696	$(6)
Accumulated under distributed realized gains	$3,966	$—	$—
______________

(1)
Distributions from net investment income and Distributions from net realized gain from investments and total return swap were not previously presented for the years ended December 31, 2012 and 2011 but have been presented herein for consistency with the year ended December 31, 2013.

(2)	Net asset value per share and common shares outstanding for the year ended December 31, 2011 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2013	2012	2011
Operating activities:
Net increase in net assets from operations	$42,744	$9,500	$137
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Paid-in-kind interest income	(807)	(15)	(1)
Net accretion of discount on investments	(672)	(230)	(26)
Amortization of deferred financing costs	344	140	50
Sales and repayments of investments	270,038	135,746	122
Purchase of investments	(815,944)	(254,661)	(14,388)
Net realized gain from investments	(3,966)	(1,471)	(1)
Net unrealized (appreciation) depreciation on investments	(8,253)	(1,269)	23
Net unrealized appreciation on total return swap	(2,792)	(388)	—
(Increase) decrease in operating assets:
Cash collateral on deposit with custodian	(57,716)	(19,157)	—
Interest receivable	(6,315)	(1,070)	(142)
Dividend receivable	(738)	—	—
Receivable due on total return swap	(2,766)	(1,286)	—
Prepaid expenses and other assets	(768)	(193)	(41)
Receivable for unsettled trades	(24,245)	(11,913)	—
Increase (decrease) in operating liabilities:
Payable for unsettled trades	57,203	7,886	1,914
Management and incentive fees payable	7,164	904	—
Interest and credit facility fees payable	522	173	19
Accounts payable and accrued expenses	407	87	295
Payable for common stock repurchases	(88)	—	—
Net cash used in operating activities	(546,648)	(137,217)	(12,039)

Financing activities:
Proceeds from issuance of shares of common stock, net	466,007	128,463	8,047
Repurchases of common stock	(1,377)	(86)	—
Decrease (increase) in deferred offering costs receivable	2,047	(1,754)	(1,561)
Proceeds from revolving credit facility	128,500	40,565	5,900
Payments on revolving credit facility	(29,720)	(12,558)	—
Payments of financing cost	(1,887)	(875)	(51)
Payments to affiliate	(1,505)	1,071	632
Stockholder distributions	(16,602)	(4,257)	(101)
Net cash provided by financing activities	545,463	150,569	12,866

Net increase (decrease) in cash and cash equivalents	(1,185)	13,352	827
Cash and cash equivalents, beginning of period	14,180	828	1
Cash and cash equivalents, end of period	$12,995	$14,180	$828

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2013	2012	2011
Supplemental information:
Interest paid during the period	$1,381	$272	$30
Supplemental non-cash information:
Payable for common stock repurchases	$88	$175	$—
DRIP distribution payable	$2,074	$341	$21
Cash distribution payable	$2,504	$682	$35
DRIP distribution paid	$11,142	$1,917	$34
Stock distribution paid	$—	$264	$—

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2013

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value ( c )	% of Net Assets

Senior Secured First Lien Debt - 53.2% (b)
Adventure Interactive Corp.	Media	L+6.75% (8.00%), 3/22/2018	$19,873	$19,590	$19,575	3.1%
American Dental Partners, Inc.	Health Care Providers & Services	L+5.00% (6.00%), 2/9/2018	3,895	3,836	3,817	0.6%
American Importing Company, Inc.	Food Products	L+5.75% (7.00%), 5/23/2018	10,945	10,849	10,933	1.7%
Answers.com	Internet Software & Services	L+5.50% (6.50%), 12/20/2018	15,000	14,850	14,850	2.4%
AP Gaming I, LLC	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 12/18/2020	10,000	9,700	9,700	1.5%
Avaya, Inc.	Communications Equipment	L+4.50% (4.79%), 10/26/2017	3,933	3,616	3,842	0.6%
BBTS Borrower LP	Oil, Gas & Consumable Fuels	L+6.50% (7.75%), 6/4/2019	5,955	5,900	5,985	1.0%
Creative Circle, LLC	Professional Services	L+5.25% (6.50%), 9/28/2017	7,697	7,573	7,735	1.2%
CST Industries, Inc.	Machinery	L+6.25% (7.75%), 5/23/2017	3,700	3,667	3,608	0.6%
Epic Health Services	Health Care Providers & Services	L+5.25% (6.50%), 10/16/2018	14,000	13,865	13,899	2.2%
Excelitas Technologies Corp.	Electronic Equipment, Instruments & Components	L+5.00% (6.00%), 10/25/2020	7,402	7,329	7,433	1.2%
Expera Specialty Solutions, LLC	Paper & Forest Products	L+6.25% (7.50%), 7/28/2018	7,960	7,812	8,040	1.3%
EZE Trucking, Inc. (d) (n)	Road & Rail	L+11.75% (12.00%), 7/31/2018	12,411	12,354	12,147	1.9%
FairPay Solutions Inc. Term Loan A	Health Care Providers & Services	L+5.75% (7.00%), 1/16/2015	2,350	2,337	2,350	0.4%
FairPay Solutions Inc. Term Loan B	Health Care Providers & Services	L+6.50% (8.00%), 1/16/2015	7,500	7,459	7,500	1.2%
Global Telecom & Technology, Inc.	Internet Software & Services	L+5.50% (6.50%), 3/31/2016	7,600	7,524	7,559	1.2%
HIG Integrity Neutraceuticals	Food Products	L+8.75% (9.75%), 12/17/2018	23,000	22,658	22,655	3.6%
Ikaria Acquisitions, Inc.	Biotechnology	L+6.00% (7.25%), 7/31/2018	5,850	5,769	5,876	0.9%
Jackson Hewitt, Inc.	Diversified Consumer Services	L+8.50% (10.00%), 10/16/2017	13,328	13,254	13,195	2.1%
K2 Pure Solutions NoCal, L.P.	Chemicals	L+6.00% (7.00%), 8/19/2019	10,000	9,812	9,728	1.5%
Kahala US OpCo LLC (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	15,860	15,860	15,860	2.5%
Miller Heiman	Media	L+5.75% (6.75%), 9/30/2018	15,250	14,810	15,174	2.4%
Mitel Networks Corp.	Communications Equipment	L+5.75% (7.00%), 2/27/2019	3,570	3,538	3,570	0.6%
National Technical Systems, Inc.	Professional Services	L+5.50% (6.75%), 11/22/2018	12,500	12,378	12,375	2.0%
NextCare, Inc. (m)	Health Care Providers & Services	L+5.50% (6.75%), 10/10/2017	17,492	17,246	17,272	2.8%
NXT Capital LLC	Commercial Banks	L+5.25% (6.25%), 9/4/2018	9,975	9,881	9,875	1.6%
Park Ave RE Holdings, LLC (o)	Real Estate Management & Development	L+8.00% (13.00%), 12/31/2017	9,750	9,750	9,750	1.6%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2013

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value ( c )	% of Net Assets
PeopLease Holdings, LLC	Commercial Services & Supplies	L+10.00% (11.00%), 12/26/2018	$10,000	$9,801	$9,800	1.6%
Premier Dental Services Inc.	Health Care Providers & Services	L+7.00% (8.25%), 11/1/2018	3,960	3,861	3,985	0.6%
Pre-Paid Legal Services, Inc.	Diversified Consumer Services	L+5.00% (6.25%), 7/1/2019	7,313	7,247	7,354	1.2%
Riverboat Corp. of Mississippi	Hotels, Restaurants & Leisure	L+8.75% (10.00%), 11/29/2016	10,000	9,846	10,025	1.6%
Source Refrigeration & HVAC, Inc.	Commercial Services & Supplies	L+5.25% (6.75%), 4/30/2017	2,783	2,752	2,735	0.4%
The Tennis Channel Holdings, Inc. (d)	Media	L+8.50% (8.81%), 5/23/2017	15,209	14,814	14,787	2.4%
Trinity Consultants Holdings, Inc.	Commercial Services & Supplies	L+5.00% (6.25%), 4/15/2018	3,082	3,062	3,079	0.5%
United Central Industrial Supply Company, LLC	Commercial Services & Supplies	L+6.25% (7.50%), 10/12/2018	3,960	3,827	3,762	0.6%
WBL SPE I., LLC (l)	Consumer Finance	15.00%, 9/30/2016	3,750	3,713	3,750	0.6%
Sub Total Senior Secured First Lien Debt				$332,140	$333,580	53.2%

Senior Secured Second Lien Debt - 14.5% (b)
Boston Market	Hotels, Restaurants & Leisure	L+7.75% (8.75%), 12/13/2018	$25,000	$24,628	$24,625	3.9%
CREDITCORP	Consumer Finance	12.00%, 7/15/2018	13,250	13,168	13,250	2.1%
Eureka Hunter Holdings, LLC	Oil, Gas & Consumable Fuels	12.50%, 8/16/2018	5,000	5,000	4,969	0.8%
H.D. Vest, Inc.	Diversified Consumer Services	L+8.00% (9.25%), 6/18/2019	8,750	8,650	8,641	1.4%
Linc Energy Finance USA, Inc.	Oil, Gas & Consumable Fuels	12.50%, 10/31/2017	9,000	8,866	9,853	1.6%
MBLOX Inc.	Internet Software & Services	10.75%, 9/28/2016	7,000	6,970	7,011	1.1%
NCP Finance Limited Partnership	Consumer Finance	L+9.75% (11.00%), 9/25/2015	7,980	7,827	7,940	1.3%
SkyCross, Inc.	Electronic Equipment, Instruments & Components	11.85%, 4/1/2017	5,000	4,976	4,979	0.8%
Teleflex Marine, Inc. (d)	Marine	13.50%, 8/24/2017	3,332	3,272	3,399	0.5%
Zimbra, Inc.	Software	10.75%, 7/11/2016	6,000	5,974	6,137	1.0%
Sub Total Senior Secured Second Lien Debt				$89,331	$90,804	14.5%

Subordinated Debt - 9.5% (b)
Gold, Inc. (d)	Textiles, Apparel & Luxury Goods	15.00%, 12/31/2017	$12,163	$11,938	$11,977	1.9%
S.B. Restaurant Co., Inc. - Senior Subordinated Debt (d) (e)	Hotels, Restaurants & Leisure	1/10/2018	134	88	88	—%
S.B. Restaurant Co., Inc. (d) (e) (r)	Hotels, Restaurants & Leisure	14.00%, 1/10/2018	4,050	3,974	2,024	0.3%
The SAVO Group, Ltd.	Internet Software & Services	10.95%, 3/28/2017	5,000	4,978	5,005	0.8%
Varel International Energy Mezzanine Funding Corp. (d)	Oil, Gas & Consumable Fuels	14.00%, 1/15/2018	10,395	10,311	11,251	1.8%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2013

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value ( c )	% of Net Assets
Vestcom Acquisition, Inc.	Media	12.00%, 6/26/2019	$7,500	$7,434	$7,525	1.2%
Visionary Integration Professionals, LLC	IT Services	13.00%, 12/3/2018	11,017	9,844	9,831	1.6%
Xplornet Communications, Inc.	Diversified Telecommunication Services	13.00%, 12/25/2020	10,000	10,000	10,000	1.6%
Zimbra, Inc.	Software	12.00%, 7/10/2018	2,000	2,000	2,000	0.3%
Sub Total Subordinated Debt				$60,567	$59,701	9.5%

Collateralized Securities - 16.9% (b)
Apidos XVI CLO, LTD. Subordinated Notes (e) (p)	Diversified Investment Vehicles	1/19/2025	$15,000	$13,650	$13,650	2.2%
Catamaran CLO 2013-1 Ltd. Subordinated Notes (p)	Diversified Investment Vehicles	1/27/2025	19,500	17,940	20,404	3.2%
CVP Cascade CLO-1, LTD. Subordinated Notes (e) (p)	Diversified Investment Vehicles	12/20/2020	31,000	28,086	28,086	4.5%
Garrison Funding 2013 - 1 Ltd. Subordinated Notes (e) (p)	Diversified Investment Vehicles	9/30/2023	15,000	15,000	15,000	2.4%
JMP Credit Advisors CLO II Ltd. Subordinated Notes (p)	Diversified Investment Vehicles	4/30/2023	6,000	5,700	6,099	1.0%
MC Funding Ltd. Preferred Shares	Diversified Investment Vehicles	12/20/2020	4,000	3,366	2,163	0.3%
MidOcean Credit CLO II, Ltd. Subordinated Notes (e) (p)	Diversified Investment Vehicles	1/15/2024	20,543	20,543	20,543	3.3%
Sub Total Collateralized Securities				$104,285	$105,945	16.9%

Equity/Other - 16.7% (b)
Carlyle GMS Finance, Inc. (e) (i)	Diversified Investment Vehicles		$2,221	$2,221	$2,173	0.3%
Crowley Holdings Preferred, LLC - Series A Preferred Shares (d)	Marine	12.00%	25	25,000	25,000	4.0%
HIG Integrity Neutraceuticals	Food Products		850	850	850	0.1%
Kahala Aviation Holdings, LLC (e) (o) (j)	Aerospace & Defense		—	—	—	—%
Kahala Aviation Holdings, LLC - Preferred Shares (e) (o)	Aerospace & Defense	13.00%	5,271	5,271	5,271	0.8%
MBLOX Inc. - Warrants (e)	Internet Software & Services		1,531	—	705	0.1%
NewStar Arlington Fund LLC (p)	Diversified Investment Vehicles		30,000	30,000	30,000	4.8%
Park Ave RE, Inc. (e) (o)	Real Estate Management & Development		33	33	33	—%
Park Ave RE, Inc. - Preferred Shares (e) (o)	Real Estate Management & Development	8.00%	3,218	3,218	3,218	0.5%
PennantPark Credit Opportunities Fund, LP (g) (p)	Diversified Investment Vehicles		10,000	10,000	10,550	1.7%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2013

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value ( c )	% of Net Assets
Precision Dermatology, Inc. - Warrants (e)	Pharmaceuticals		$218	$—	$—	—%
S.B. Restaurant Co., Inc. - Warrants (e)	Hotels, Restaurants & Leisure		—	—	—	—%
SkyCross, Inc. - Warrants (e)	Electronic Equipment, Instruments & Components		1,127	—	450	0.1%
South Grand MM CLO I, LLC (e) (p)	Diversified Investment Vehicles		872	872	872	0.1%
Tennenbaum Waterman Fund, L.P. (e) (f)	Diversified Investment Vehicles		8,891	8,891	9,611	1.5%
The SAVO Group, Ltd. - Warrants (e)	Internet Software & Services		138	—	1,302	0.2%
THL Credit Greenway Fund II LLC (h) (p)	Diversified Investment Vehicles		8,938	8,938	9,005	1.4%
Visionary Integration Professionals, LLC - Warrants (e)	IT Services		657	910	910	0.1%
World Business Lenders, LLC (e)	Consumer Finance		3,750	3,750	3,751	0.6%
Xplornet Communications Inc. - Warrants (e)	Diversified Telecommunication Services		10	—	—	—%
Zimbra, Inc. - Warrants (Second Lien Debt) (e)	Software		535	—	447	0.1%
Zimbra, Inc. - Warrants (Third Lien Bridge Note) (e)	Software		1,000	—	1,598	0.3%
Sub Total Equity/Other				$99,954	$105,746	16.7%

TOTAL INVESTMENTS - 110.8% (b)				$686,277	$695,776	110.8%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

______________

(a)
All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Apidos XVI CLO, LTD. Subordinated Notes, Carlyle GMS Finance, Inc., Catamaran CLO 2013-1 Ltd. Subordinated Notes, CVP Cascade CLO-1, LTD. Subordinated notes, Garrison Funding 2013-1 Ltd. Subordinated Notes, JMP Credit Advisors CLO II Ltd. Subordinated Notes, MC Funding Ltd. Preferred Shares, MidOcean Credit CLO II, Ltd., Mitel Networks Corp., NewStar Arlington Fund, LLC, NXT Capital LLC, PennantPark Credit Opportunities Fund LP, South Grand MM CLO I, LLC, Tennenbaum Waterman Fund, L.P., THL Credit Greenway Fund II LLC, and Xplornet Communications, Inc.

(b)	Percentages are based on net assets of $627,903 thousand as of December 31, 2013.

(c)
Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by the Company's board of directors as required by the Investment Company Act of 1940. (See Note 3 to the financial statements).

(d)	Terms of loan include PIK interest.

(e)	Non-income producing at December 31, 2013.

(f)	The Company has committed to fund $10.0 million in Tennenbaum Waterman Fund, L.P. over a period ending no later than September 2015. The remaining commitment as of December 31, 2013 was $1.1 million.

(g)	The investment is subject to a three year lock-up restriction on withdrawals in year 4.

(h)	The Company has committed to fund $20.0 million in THL Credit Greenway II LLC over a period ending no later than March 2015. The remaining commitment as of December 31, 2013 was $11.1 million.

(i)	The Company has committed to fund $10.0 million in Carlyle GMS Finance, Inc. The remaining commitment as of December 31, 2013 was $7.8 million.

(j)	In accordance with subscription agreement executed with Kahala Aviation Holdings, LLC, dated December 23, 2013, the Company owns 84 common units of shares.

(k)	The Company has committed to fund a delayed draw term loan of $7.5 million in National Technical Systems, Inc. The remaining commitment as of December 31, 2013 was $7.5 million.

(l)	The Company has committed to fund a delayed draw term loan of $15.0 million in WBL SPE I, LLC. The remaining commitment as of December 31, 2013 was $11.3 million.

(m)	The Company has committed to fund a delayed draw term loan of $10.9 million in NextCare, Inc. The remaining commitment as of December 31, 2013 was $4.8 million.

(n)	The Company has committed to fund a delayed draw term loan of $2.0 million in EZE Trucking, Inc. The remaining commitment as of December 31, 2013 was $2.0 million.

(o)
The Company's investments are classified in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities, maintains greater than 50% of the board representation or has the power to exercise control over the management or policies of such portfolio company.

(p)
The Company's investments are classified in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities.

(q)
The Company's investments are classified in accordance with the requirements of the 1940 Act. Under the 1940 Act, "Non-affiliated Investments" are defined as investments that are neither Control Investments nor Affiliated Investments. The Company classifies all investments within the Consolidated Schedule of Investments which are not classified as Control Investments or Affiliated Investments as Non-affiliated Investments.

(r)	The investment is on non-accrual status as of December 31, 2013.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2013 (dollars in thousands):

	At December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles	$168,156	24.2%
Media	57,061	8.2
Health Care Providers & Services	48,823	7.0
Hotels, Restaurants & Leisure	46,462	6.7
Internet Software & Services	36,432	5.2
Food Products	34,438	5.0
Oil, Gas & Consumable Fuels	32,058	4.6
Diversified Consumer Services	29,190	4.2
Consumer Finance	28,691	4.1
Marine	28,399	4.1
Aerospace & Defense	21,131	3.0
Professional Services	20,110	2.9
Commercial Services & Supplies	19,376	2.8
Real Estate Management & Development	13,001	1.9
Electronic Equipment, Instruments & Components	12,862	1.9
Road & Rail	12,147	1.7
Textiles, Apparel & Luxury Goods	11,977	1.7
IT Services	10,741	1.5
Software	10,182	1.5
Diversified Telecommunication Services	10,000	1.4
Commercial Banks	9,875	1.4
Chemicals	9,728	1.4
Paper & Forest Products	8,040	1.2
Communications Equipment	7,412	1.1
Biotechnology	5,876	0.8
Machinery	3,608	0.5
Total	$695,776	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2012

Portfolio Company (a) (j)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value ( c )	% of Net Assets

Senior Secured First Lien Debt - 59.9% (b)
Airvana Network Solutions, Inc.	Communications Equipment	L+8.00% (10.00%), 3/15/2017	$745	$715	$746	0.6%
American Dental Partners, Inc.	Health Care Providers & Services	L+5.75% (7.25%), 2/9/2018	3,955	3,883	3,718	2.7%
Avaya, Inc.	Communications Equipment	L+4.50% (4.94%), 10/26/2017	3,979	3,588	3,502	2.5%
Clover Technologies Group, LLC	Commercial Services & Supplies	L+5.50% (6.75%), 5/7/2018	3,949	3,891	3,915	2.8%
ConvergeOne Holdings Corp.	IT Services	L+7.00% (8.50%), 6/8/2017	3,900	3,842	3,876	2.8%
Corner Investment Propco, LLC	Hotels, Restaurants & Leisure	L+9.75% (11.00%), 11/1/2019	4,000	3,921	3,935	2.8%
Creative Circle, LLC	Professional Services	L+6.00% (7.25%), 9/28/2017	9,938	9,742	9,788	7.0%
CST Industries, Inc.	Machinery	L+5.25% (8.50%), 5/23/2017	3,900	3,855	3,866	2.7%
EIG Investors Corp.	Internet Software & Services	L+5.00% (6.25%), 11/9/2019	3,000	2,970	2,998	2.1%
eResearch Technology, Inc.	Health Care Providers & Services	L+6.50% (8.00%), 7/11/2018	499	480	493	0.4%
Hudson Products Holdings, Inc.	Machinery	L+5.75% (7.00%), 6/7/2017	4,000	3,960	4,005	2.8%
Ikaria Acquisition, Inc.	Biotechnology	L+6.50% (7.75%), 9/15/2017	3,990	3,971	4,005	2.8%
Jackson Hewitt, Inc.	Diversified Consumer Services	L+8.50% (10.00%), 9/27/2017	5,000	4,806	4,825	3.4%
K2 Pure Solutions NoCal, L.P.	Chemicals	L+7.75% (10.00%), 9/10/2015	3,434	3,445	3,400	2.4%
Permian Tank & Manufacturing, Inc.	Machinery	L+7.25% (9.00%), 3/16/2017	1,550	1,515	1,578	1.1%
PPT Management, LLC	Health Care Providers & Services	L+7.00% (8.50%), 10/31/2016	1,989	1,978	1,989	1.4%
Precision Dermatology, Inc.	Pharmaceuticals	L+9.00% (13.00%), 4/25/2017	5,000	4,978	4,995	3.6%
Premier Dental Services Inc.	Health Care Providers & Services	L+7.00% (8.25%), 11/1/2018	4,000	3,882	3,890	2.8%
RedPrairie Corp.	Software	L+5.00% (6.75%), 12/12/2018	2,000	1,960	2,002	1.4%
Riverboat Corp. of Mississippi	Hotels, Restaurants & Leisure	L+8.75% (10.00%), 11/29/2016	10,000	9,802	9,900	7.0%
Source Refrigeration & HVAC, Inc.	Commercial Services & Supplies	L+5.25% (6.75%), 4/30/2017	2,963	2,920	2,962	2.1%
United Central Industrial Supply Company, LLC	Commercial Services & Supplies	L+6.25% (7.50%), 9/28/2018	4,000	3,844	3,840	2.7%
Sub Total Senior Secured First Lien Debt				$83,948	$84,228	59.9%

Senior Secured Second Lien Debt - 23.7% (b)
EIG Investors Corp.	Internet Software & Services	L+9.00% (10.25%), 5/9/2020	$4,000	$3,960	$3,980	2.8%
Eureka Hunter Holdings, LLC	Oil, Gas & Consumable Fuels	12.50%, 8/16/2018	5,000	5,000	5,000	3.6%
Plato Learning, Inc.	Diversified Consumer Services	L+9.75% (11.25%), 5/10/2019	2,000	1,963	1,960	1.4%
Linc Energy Finance USA, Inc.	Oil, Gas & Consumable Fuels	12.50%, 10/31/2017	11,000	10,769	11,014	7.8%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2012

Portfolio Company (a) (j)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value ( c )	% of Net Assets
RedPrairie Corp.	Software	L+10.00% (11.25%), 12/12/2019	$8,000	$7,840	$8,147	5.8%
Teleflex Marine, Inc.	Marine	13.50%, 8/24/2017	3,332	3,259	3,258	2.3%
Sub Total Senior Secured Second Lien Debt				$32,791	$33,359	23.7%

Subordinated Debt - 2.8% (b)
S.B. Restaurant Co., Inc. (d)	Hotels, Restaurants & Leisure	14.00%, 1/10/2018	$4,009	$3,924	$3,939	2.8%
Sub Total Subordinated Debt				$3,924	$3,939	2.8%

Collateralized Securities - 6.1% (b)
ALM 2012-6A CLO Subordinated Notes (e)	Diversified Investment Vehicles	6/14/2023	$2,000	$1,980	$2,030	1.4%
Carlyle CGMS 2012-1A Subordinated Notes (e)	Diversified Investment Vehicles	4/20/2022	2,000	1,840	1,950	1.4%
Carlyle CGMS 2012-2A Subordinated Notes (e) (f) (g)	Diversified Investment Vehicles	7/20/2023	1,000	850	953	0.7%
MC Funding 2006 -1 Subordinated Notes (e)	Diversified Investment Vehicles	12/20/2020	4,000	3,840	3,600	2.6%
Sub Total Collateralized Securities				$8,510	$8,533	6.1%

Equity/Other - 4.3% (b)
PennantPark Credit Opportunities Fund, LP (f) (i)	Diversified Investment Vehicles		$5,000	$5,000	$5,137	3.6%
Precision Dermatology, Inc. - Warrants (f)	Pharmaceuticals		218	—	—	—%
S.B Restaurant Co., Inc. - Warrants (f)	Hotels, Restaurants & Leisure		—	—	223	0.2%
Tennenbaum Waterman Fund, L.P. (f) (h)	Diversified Investment Vehicles		768	752	752	0.5%
Sub Total Equity/Other				$5,752	$6,112	4.3%

TOTAL INVESTMENTS - 96.8% (b)				$134,925	$136,171	96.8%
______________

(a)
All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except ALM VI, Ltd. Subordinated Notes, Carlyle Global Market Strategies CLO 2012-1, Ltd. Subordinated Notes, Carlyle Global Market Strategies CLO 2012-2, Ltd. Subordinated Notes, MC Funding Ltd. Preferred Shares, PennantPark Credit Opportunities Fund LP and Tennenbaum Waterman Fund, L.P.

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

(i)
The Company's investments are classified in accordance with the requirements of the 1940 Act. Under the 1940 Act, "Affiliated Investments" are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities.

(j)
The Company's investments are classified in accordance with the requirements of the 1940 Act. Under the 1940 Act, "Non-affiliated Investments" are defined as investments that are neither Control Investments or Affiliated Investments. The Company classifies all investments within the Consolidated Schedule of Investments which are not classified as Affiliated Investments as Non-affiliated Investments.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "Control Investments" are defined as investments in companies in which the Company owns more than 25% of the voting securities, maintains greater than 50% of the board representation or has the power to exercise control over management or policies of such portfolio company. As of December 31, 2012, the Company had no Control Investments as defined under the 1940 Act.

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2012 (dollars in thousands):

	At December 31, 2012
	Investments at Fair Value	Percentage of Total Portfolio
Hotels, Restaurants & Leisure	$17,997	13.2%
Oil, Gas & Consumable Fuels	16,014	11.8
Diversified Investment Vehicles	14,422	10.6
Commercial Services & Supplies	10,717	7.9
Software	10,149	7.5
Health Care Providers & Services	10,089	7.4
Professional Services	9,788	7.2
Machinery	9,449	6.9
Internet Software & Services	6,978	5.1
Diversified Consumer Services	6,785	5.0
Pharmaceuticals	4,996	3.7
Communications Equipment	4,248	3.1
Biotechnology	4,005	2.9
IT Services	3,876	2.8
Chemicals	3,400	2.5
Marine	3,258	2.4
Total	$136,171	100.0%

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 1 — Organization and Basis of Presentation

Business Development Corporation of America (the “Company”), incorporated in Maryland on May 5, 2010, is an externally managed, non-diversified closed-end investment company that elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2011 and that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is, therefore, required to comply with certain regulatory requirements as promulgated under the 1940 Act. The Company is managed by BDCA Adviser, LLC (the “Adviser”) pursuant to the terms of the Investment Advisory and Management Services Agreement, as amended (the “Investment Advisory Agreement”). The Adviser was formed in Delaware as a private investment management firm and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of the Company's activities and is responsible for making investment decisions for its portfolio.

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Company sold 22,222 shares of common stock to its Adviser, an entity wholly owned by AR Capital, LLC (formerly known as American Realty Capital II, LLC) (the “Sponsor”) on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.  On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and commenced operations as of that date. As of December 31, 2013, the Company had issued 63.7 million shares of common stock for gross proceeds of $681.6 million including the shares purchased by the Sponsor and shares issued under the Company's distribution reinvestment plan ("DRIP"). As of December 31, 2013, the Company had repurchased 0.2 million shares of common stock for payments of $1.6 million.

On July 13, 2012, the Company, through a wholly-owned subsidiary, 405 TRS I, LLC (“405 Sub”), entered into a total return swap agreement (“TRS”) with Citibank, N.A. (“Citi”), which was subsequently amended on October 17, 2012, December 7, 2012, May 10, 2013, July 18, 2013 and October 15, 2013 increasing the maximum possible exposure under the TRS to $350.0 million. The 405 Sub is included within the Company's consolidated financial statements. The consolidated financial statements include both the Company's account and the account of 405 Sub. All significant intercompany transactions have been eliminated in consolidation.

On July 24, 2012, the Company, through a newly-formed, wholly-owned special purpose financing subsidiary, BDCA Funding I, LLC (“Funding I”), entered into a revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, National Association, as lender, Wells Fargo Securities, as administrative agent (together, “Wells Fargo”) and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility, which was subsequently amended on April 26, 2013 and September 9, 2013, provides for borrowings in an aggregate principal amount of up to $200.0 million on a committed basis, with a term of 60 months.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Company's investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. The Company anticipates that during its offering period it will invest largely in first and second lien senior secured loans and mezzanine debt issued by middle market companies. The Company may also purchase, directly or through the TRS, interests in loans through secondary market transactions in the "over-the-counter" market for institutional loans. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. The Company defines middle market companies as those with annual revenues between $10 million and $1 billion. The Company may also invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles (“Collateralized Securities”). Structurally, Collateralized Securities are entities that are formed to manage a portfolio of senior secured loans made to companies whose debt is rated below investment grade or, in limited circumstances, unrated. The senior secured loans within these Collateralized Securities are limited to senior secured loans which meet specified credit and diversity criteria and are subject to concentration limitations in order to create a diverse investment portfolio. The Company expects that each investment will range between approximately $1 million and $25 million, although this investment size will vary proportionately with the size of its capital base. As the Company increases its capital base during the offering period, it intends to have a substantial portion of its assets invested in customized direct loans to and equity securities of middle market companies. In most cases, companies to whom the Company provides customized financing solutions will be privately held at the time the Company invests in them.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

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
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "control" is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, any person "who owns beneficially, either directly or through one or more controlled companies, more than 25 per centum of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25 per centum of the voting securities of any company shall be presumed not to control such company". Using this definition, the Company has determined to treat “Control Investments” as investments in companies in which the Company owns more than 25% of the voting securities, maintains greater than 50% of the board representation or has the power to exercise control over the management or policies of such portfolio company. Consistent with the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments.

Where appropriate, prior period financial statements have been reclassified to disclose the Company's Control Investments and Affiliate Investments as defined above. In addition, prior period financial statements have been reclassified to present investment industry classifications in a consistent manner with the current year.

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

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for offering costs to the extent that together with all prior offering costs the amounts exceed 1.5% of the aggregate gross proceeds from the Company’s on-going offering.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

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
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

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

As of December 31, 2013, the Company had repurchased 0.2 million shares of common stock for payments of $1.6 million. As of December 31, 2012, the Company had repurchased 0.03 million shares of common stock for payments of $0.3 million. As of December 31, 2011, the Company had not repurchased any shares.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

New Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)2013-08, Financial Services – Investment Companies (ASC Topic 946), which affects the scope, measurement and disclosure requirements for investment companies under U.S. GAAP. The amendments: (i) change the approach to the investment company assessment in ASC Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company; (ii) require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than the equity method of accounting; and (iii) require the following additional disclosures (a) the fact that the entity is an investment company and is applying the guidance in ASC Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. This guidance is effective for interim an annual reporting periods beginning on or after December 15, 2013. Management is currently reviewing the impact of this accounting pronouncement but does not believe it will have a material impact on the Company.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

All of the Company’s investment portfolio at December 31, 2013 was comprised of debt and equity instruments for which Level 1 inputs, such as quoted prices, were not available. Therefore, at December 31, 2013, the investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at December 31, 2013 may differ materially from values that would have been used had a ready market for the securities existed.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors. Portfolio investments are reported on the balance sheet at fair value. On a quarterly basis the Company performs an analysis of each investment to determine fair value as described below.

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
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to the consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on the consolidated financial statements.

As of December 31, 2013, the Company had one portfolio investment on non-accrual status with a principal amount of $4.0 million, amortized cost of $4.0 million, and fair value of $2.0 million which represented 0.6%, 0.6%, and 0.3% of the investment portfolio respectively. The Company did not have any portfolio investments on non-accrual status as of December 31, 2012 and 2011. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding the Company’s non-accrual policy.

The following table presents fair value measurements of investments, by major class, as of December 31, 2013, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$137,825	$195,755	$333,580
Senior Secured Second Lien Debt	—	39,684	51,120	90,804
Subordinated Debt	—	—	59,701	59,701
Collateralized Securities	—	—	105,945	105,945
Equity/Other	—	—	105,746	105,746
Total Return Swap	—	3,180	—	3,180
Total	$—	$180,689	$518,267	$698,956

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2013 (dollars in thousands):

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2012	$25,190	$8,258	$3,939	$8,533	$6,112	$52,032
Net unrealized gains (losses)	(236)	300	(880)	1,637	5,434	6,255
Purchases and other adjustments to cost	215,368	42,562	56,642	135,289	97,293	547,154
Sales and redemptions	(35,197)	—	—	(41,066)	(3,093)	(79,356)
Net realized gain	418	—	—	1,552	—	1,970
Net transfers in and/or out	(9,788)	—	—	—	—	(9,788)
Balance as of December 31, 2013	$195,755	$51,120	$59,701	$105,945	$105,746	$518,267
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(110)	$300	$(880)	$1,899	$5,434	$6,643

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

For the year ended December 31, 2013, there were no transfers out of Level 1 to Level 2 or out of Level 2 to Level 3.

For the year ended December 31, 2013, an investment in 1 portfolio company was transferred from Level 3 to Level 2 as the number and/or reliability of market quotes became available for this investment and has been subsequently used for valuation purposes.

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

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

The composition of the Company’s investments as of December 31, 2013, at amortized cost and fair value, were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$332,140	$333,580	47.9%
Senior Secured Second Lien Debt	89,331	90,804	13.1
Subordinated Debt	60,567	59,701	8.6
Collateralized Securities	104,285	105,945	15.2
Equity/Other	99,954	105,746	15.2
Total	$686,277	$695,776	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The composition of the Company’s investments as of December 31, 2012, at amortized cost and fair value, were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$83,948	$84,228	61.9%
Senior Secured Second Lien Debt	32,791	33,359	24.5
Subordinated Debt	3,924	3,939	2.9
Collateralized Securities	8,510	8,533	6.3
Equity/Other	5,752	6,112	4.4
Total	$134,925	$136,171	100.0%

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2013 (dollars in thousands). The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$105,740	Yield Analysis	Market Yield	6.25%	15.00%	8.46%
Senior Secured Second Lien Debt (c)	26,495	Yield Analysis	Market Yield	10.75%	13.50%	12.23%
Subordinated Debt (d)	39,870	Yield Analysis	Market Yield	11.50%	14.00%	12.47%
Collateralized Securities (e)	6,099	Discounted Cash Flow	Discount Rate	11.00%	11.00%	11.00%
Equity/Other (f)	7,803	Market Multiple Analysis	EBITDA Multiple	1.2x	6.9x	1.8x
Equity/Other (f)	30,000	Discounted Cash Flow	Market Yield	12.58%	12.58%	12.58%
	$216,007
______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)	The remaining $90.0 million of senior secured first lien debt were valued at their respective acquisition prices as the investments closed near year end.

(c)	The remaining $24.6 million of senior secured second lien debt were valued at their respective acquisition prices as the investments closed near year end.

(d)	The remaining $19.8 million of subordinated debt were valued at their respective acquisition prices as the investments closed near year end.

(e)	The remaining $99.8 million of collateralized securities were valued based on recent transactions close to year end.

(f)
The remaining $68.0 million of equity/other investments consisted of $36.6 million which were valued at their respective acquisition prices as the investments closed near year end and $31.4 million which were valued based on the net asset values published by the respective fund.

Significant increases or decreases in any of the above unobservable inputs in isolation would result in a significantly lower or higher fair value measurement for such assets.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2012 (dollars in thousands). The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category (c)	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$25,190	Yield Analysis	Market Yield	6.75%	14.50%	10.15%
Senior Secured Second Lien Debt	8,258	Yield Analysis	Market Yield	13.25%	14.25%	13.64%
Subordinated Debt	3,939	Yield Analysis	Market Yield	15.50%	15.50%	15.50%
Equity/Other (b)	223	Market Multiple Analysis	EBITDA Multiple	4.5x	4.9x	4.5x
	$37,610
______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)	The remaining $5.9 million of equity investments in funds were valued based on the net asset values published by the respective fund.

(c)
In addition, $8.5 million of collateralized securities were valued based on third party dealer marks used to estimate the fair value of its collateralized securities owned, the valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements of assets as of December 31, 2012 have not been provided.

Significant increases or decreases in any of the above unobservable inputs in isolation would result in a significantly lower or higher fair value measurement for such assets.

Note 4 — Related Party Transactions and Arrangements

The Sponsor, including its wholly owned subsidiary, the Adviser, owns 0.16 million shares of the Company’s outstanding common stock as of December 31, 2013.

Management and Incentive Fee Compensation to the Adviser

The Adviser and its affiliates receive fees for services relating to the investment and management of the Company’s assets. The Adviser is entitled to an annual base management fee calculated at an annual rate of 1.5% of the Company’s average gross assets. The management fee is payable quarterly in arrears, and shall be calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. All or any part of the management fee not taken as to any quarter shall be deferred without interest and may be taken in such other quarter as the Adviser will determine. The management fee for any partial month or quarter will be appropriately prorated. In addition, any management fees waived by the Adviser are not subject to recoupment at a later date.

The incentive fee consists of two parts. The first part, which is referred to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on 20% of “pre-incentive fee net investment income” but only after the payment of a certain preferred return rate to investors, as defined in the Investment Advisory Agreement, for the immediately preceding quarter of 1.75% per quarter, or an annualized rate of 7.0%, subject to a "catch-up" feature. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the Company’s portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

amount of any previously paid capital gain incentive fees. Incentive fees waived by the Adviser are not subject to recoupment at a later date.

For the years ended December 31, 2013, December 31, 2012 and December 31, 2011, the Company incurred $6.6 million, $1.3 million and $0.05 million, respectively, of management fees, of which the Adviser waived $0.0 million, $0.6 million and $0.05 million, respectively.

For the years ended December 31, 2013, December 31, 2012 and December 31, 2011, the Company incurred $6.4 million, $0.8 million and $0.07 million, respectively, of subordinated incentive fees on income, of which the Adviser waived $1.8 million, $0.8 million and $0.07 million, respectively.

For the years ended December 31, 2013 and December 31, 2012, the Company incurred $2.4 million and $0.2 million of capital gains incentive fees under the Investment Advisory Agreement, respectively, of which the Adviser waived $0.0 million and $0.2 million, respectively. For the year ended December 31, 2011, the Company did not incur any capital gains incentive fees under the Investment Advisory Agreement.

For accounting purposes only, the Company is required under U.S. GAAP to also accrue a theoretical capital gains incentive fee based upon unrealized capital appreciation on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a capital gains incentive fee that would theoretically be payable to the Adviser. For the year ended December 31, 2013 and December 31, 2012, the Company incurred $2.4 million and $0.4 million of theoretical capital gains incentive fees, respectively. For the year ended December 31, 2011, the Company did not incur any theoretical capital gains incentive fees. The amounts actually paid to the Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

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
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

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

Quarter Ended	Amount of Expense Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred (2)	Eligible for Reimbursement Through
March 31, 2011	$—	—%	—%	N/A
June 30, 2011	—	—	—	N/A
September 30, 2011	571	2.88	8.11	September 30, 2014
December 31, 2011	131	1.97	7.90	December 31, 2014
March 31, 2012	78	0.90	7.88	March 31, 2015
June 30, 2012	189	0.30	7.75	June 30, 2015
______________

(1)
"Operating Expense Ratio" is expressed as a percentage of net assets and includes all expenses borne by the Company, except for organizational and offering expenses, base management and incentive fees owed to our Adviser and interest expense.

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

The Company has recorded $1.1 million and $1.6 million as due from affiliate on the consolidated statements of assets and liabilities as of December 31, 2013 and December 31, 2012, respectively, which reflects the netting of amounts due from the Adviser and affiliates and amounts due from the Company. On August 24, 2012, the Adviser made a payment to the Company in the amount of $0.8 million for $1.0 million of operating expenses pursuant to the Expense Support Agreement netted against $0.2 million due from the Company to the Adviser as reimbursement for payments made by the Adviser on behalf of the Company. As of December 31, 2013, the Adviser had assumed on a cumulative basis, $1.0 million of operating expenses pursuant to the Expense Support Agreement.

Offering Costs

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for offering expenses to the extent that, together with all prior offering expenses, the amounts exceed 1.5% of the aggregate gross proceeds from the Company’s on-going offering. As of December 31, 2013, offering costs in the amount of $1.6 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser; however, the Company may, but is not obligated to, pay certain amounts back to the Adviser over time. As of December 31, 2012, offering costs in the amount of $3.6 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

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

The following table reflects the fees incurred and payable to our Dealer Manager, the Adviser and transfer agent as of and for the year ended December 31, 2013 (dollars in thousands):

	Incurred for the Year Ended	Payable for the Year Ended
	December 31, 2013	December 31, 2013
Selling commissions and dealer manager fees (1)	$45,000	$—
Offering costs	4,198	198
Management and incentive fees	13,549	8,068
Investment banking advisory fees (2)	548	—
Total related party fees	$63,295	$8,266

The following table reflects the fees incurred and unpaid to our Dealer Manager, the Adviser and transfer agent as of and for the year ended December 31, 2012 (dollars in thousands):

	Incurred for the Year Ended	Payable for the Year Ended
	December 31, 2012	December 31, 2012
Selling commissions and dealer manager fees (1)	$11,101	$—
Offering costs	2,698	1,703
Management and incentive fees	1,079	904
Investment banking advisory fees (2)	—	—
Total related party fees	$14,878	$2,607

The following table reflects the fees incurred and unpaid to our Dealer Manager, the Adviser and transfer agent as of and for the year ended December 31, 2011 (dollars in thousands):

	Incurred for the Year Ended	Payable for the Year Ended
	December 31, 2011	December 31, 2011
Selling commissions and dealer manager fees (1)	$824	$—
Offering costs	951	828
Management and incentive fees	—	—
Investment banking advisory fees (2)	—	—
Total related party fees	$1,775	$828
______________

(1)	Selling commissions and dealer manager fees are not reflected in the Company's financial statements

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(2)	Investment banking advisory fees were paid to the Dealer Manager for strategic advisory services provided to the Company

Note 5 — Borrowings

In January 2011, the Company entered into an agreement to obtain a revolving line of credit in the amount of $10.0 million with Main Street Capital Corporation ("Main Street"). The line was available to the Company until January 2013 and permitted the Company to periodically draw on the available funds to purchase securities or pay certain expenses. The line of credit had a variable interest rate based on the London Interbank Offered Rate ("LIBOR") plus 3.50%. On July 24, 2012, the Company used working capital and certain proceeds from the total return swap of its subsidiary, 405 Sub, to repay all of the obligations under the Company's credit facility with Main Street. The Company was not required to pay any prepayment penalty in connection with such repayment. The Company expensed all remaining deferred financing costs associated with the Company's credit facility with Main Street. For the year ended December 31, 2013, the company incurred no interest expense on the credit facility with Main Street since all of the obligations were repaid on July 24, 2012. For the year ended December 31, 2012, the Company incurred interest expense related to the outstanding borrowings on the credit facility with Main Street in the amount of $0.2 million.

On July 24, 2012, the Company, through a newly-formed, wholly-owned special purpose financing subsidiary, Funding I, entered into the Credit Facility with Wells Fargo and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility provides for borrowings in an aggregate principal amount of up to $200.0 million on a committed basis, with a term of 60 months.

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

The Credit Facility will be priced at the one month maturity LIBOR, with no LIBOR floor, plus a spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the aggregate principal amount available under the Credit Facility has not been borrowed. The non-usage fee per annum for the first six months is 0.50%; thereafter, the non-usage fee per annum is 0.50% for the first 20% of the unused balance and 2.0% for the portion of the unused balance that exceeds 20%. For the years ended December 31, 2013 and December 31, 2012, the Company incurred $0.7 million, and $0.07 million, respectively, of non-usage fees. Any amounts borrowed under the Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable in April 2018.

Borrowings under the Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. As of December 31, 2013, the Company was in compliance with regards to the Credit Facility covenants. The Credit Facility may be prepaid in whole or in part, subject to customary breakage costs. In the event that the Credit Facility is terminated prior to the first anniversary, an additional amount is payable to Wells Fargo equal to 2.00% of the maximum amount of the Credit Facility.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Borrowings of Funding I will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act, applicable to business development companies.

As of December 31, 2013 and December 31, 2012, the Company had gross deferred financing costs of $2.3 million and $0.8 million, net of accumulated amortization of $0.4 million and $0.09 million in connection with the Credit Facility, respectively. At December 31, 2013 and December 31, 2012, $132.7 million and $33.9 million was drawn on the Credit Facility, respectively. For the years ended December 31, 2013 and December 31, 2012, the Company incurred interest expense related to the outstanding borrowings on the Credit Facility in the amount of $1.2 million and $0.2 million, respectively.

The weighted average annualized interest cost for all borrowings for the years ended December 31, 2013 and 2012 were 2.42% and 2.73%, respectively. The average debt outstanding for the years ended December 31, 2013 and 2012 were $49.4 million and $13.8 million, respectively. The maximum debt outstanding for the year ended December 31, 2013 and 2012 were $132.7 million and $33.9 million, respectively.

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

	Level	Carrying Amount at December 31, 2013	Fair Value at December 31, 2013
Revolving Credit Facility	3	$132,687	$132,687

	Level	Carrying Amount at December 31, 2012	Fair Value at December 31, 2012
Revolving Credit Facility	3	$33,907	$33,907

Note 6 — Total Return Swap

On July 13, 2012, the Company, through its wholly-owned subsidiary, 405 Sub, entered into a TRS with Citi, which was most recently amended on October 15, 2013, to increase the aggregate market value of the portfolio of loans selected by 405 Sub.

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

The obligations of 405 Sub under the TRS are non-recourse to the Company and the Company's exposure to the TRS is limited to the amount that it contributes to 405 Sub in connection with the TRS. Generally, that amount will be the amount that 405 Sub is required to post as cash collateral for each loan (which in most instances is approximately 25% of the market value of a loan at the time that such loan is purchased). The cash collateral on deposit as of December 31, 2013 and 2012 was $76.9 million and $19.2 million, respectively. As amended, the TRS provides that 405 Sub may select a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the TRS) of $350.0 million.

405 Sub pays interest to Citi for each loan at a rate equal to one-month LIBOR plus 1.20% per annum. Upon the termination or repayment of any loan selected by 405 Sub under the Agreement, 405 Sub may deduct the appreciation of such loan's value from any interest owed to Citi or pay the depreciation amount to Citi in addition to remaining interest payments.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

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

At December 31, 2013, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and consolidated statements of operations consisted of the following (dollars in thousands):

	Net Receivable	Net Realized Gains
Interest and other income from TRS portfolio	$4,098	$15,403
TRS interest expense	(729)	(2,637)
Gains on TRS asset sales	684	1,875
Net realized gain from TRS	$4,053	$14,641

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

As of December 31, 2013 and 2012, the fair value of the TRS was $3.2 million and $0.4 million, respectively.

As of December 31, 2013, 405 Sub had exposure to 32 underlying loans with a total notional amount of $293.0 million and posted $76.9 million in cash collateral held by Citibank, which is reflected in cash collateral on deposit with custodian on the consolidated statements of assets and liabilities.

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
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

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

The following is a summary of the underlying loans subject to the TRS as of December 31, 2013 (dollars in thousands):

Underlying Loan (a)	Industry	Investment Coupon Rate/Maturity Date	Principal	Notional Amount	Market Value	Unrealized Appreciation (Depreciation)
Senior Secured First Lien Debt
AM General LLC	Aerospace & Defense	L+9.00%, 3/22/2018	$6,650	$6,451	$5,752	$(699)
American Dental Partners, Inc.	Health Care Providers & Services	L+5.00%, 2/9/2018	3,388	3,184	3,320	136
Amneal Pharmaceuticals LLC	Biotechnology	L+4.75%, 11/1/2019	11,970	11,850	12,030	180
BBTS Borrower LP	Oil, Gas & Consumable Fuels	L+6.50%, 6/4/2019	18,858	18,733	18,952	219
Caesar's Entertainment Resort Properties, LLC	Hotels, Restaurants & Leisure	L+6.00%, 10/11/2020	12,000	11,760	11,925	165
Clover Technologies Group, LLC (aka 4L Holdings)	Commercial Services & Supplies	L+5.50%, 5/7/2018	11,330	11,272	11,273	1
Corner Investment Propco, LLC	Hotels, Restaurants & Leisure	L+9.75%, 11/2/2019	9,000	8,932	9,135	203
Excelitas Technologies Corp.	Electronic Equipment, Instruments & Components	L+5.00%, 11/2/2020	17,271	17,098	17,343	245
Expera Specialty Solutions, LLC	Paper & Forest Products	L+6.25%, 12/21/2018	6,965	6,826	7,035	209
Hearthside Food Solutions, LLC	Food Products	L+5.25%, 6/7/2018	5,444	5,418	5,444	26
Ikaria Acquisitions, Inc.	Biotechnology	L+6.00%, 7/3/2018	13,650	13,445	13,710	265
Jackson Hewitt, Inc.	Diversified Consumer Services	L+8.50%, 10/16/2017	9,266	9,008	9,173	165
Jacobs Entertainment, Inc.	Hotels, Restaurants & Leisure	L+5.00%, 10/29/2018	3,950	3,891	3,930	39
Keystone Automotive Operations Inc	Distributors	L+5.75%, 8/8/2019	9,975	9,825	10,000	175
Liquidnet Holdings, Inc.	Capital Markets	L+8.00%, 5/8/2017	8,181	8,100	8,058	(42)
MCS AMS Sub-Holdings LLC	Real Estate Management & Development	L+6.00%, 10/15/2019	15,000	14,550	14,475	(75)
Miller Heiman	Media	L+5.75%, 9/30/2018	13,750	13,338	13,681	343
Mitel Networks Corp.	Communications Equipment	L+5.75%, 2/27/2019	5,355	5,301	5,355	54
NXT Capital LLC	Commercial Banks	L+5.25%, 9/4/2018	10,000	9,900	9,900	—
Plato Learning, Inc.	Diversified Consumer Services	L+4.75%, 5/17/2018	2,400	2,392	2,392	—
Premier Dental Services Inc.	Health Care Providers & Services	L+7.00%, 11/1/2018	4,950	4,802	4,981	179
Pre-Paid Legal Services, Inc.	Diversified Consumer Services	L+5.00%, 7/1/2019	12,690	12,567	12,762	195
RedPrairie Corp.	Software	L+10.00%, 12/21/2018	17,500	17,500	17,549	49
St. George's University Scholastic Services LLC	Diversified Consumer Services	L+7.00%, 12/20/2017	6,517	6,387	6,550	163
STG-Fairway Acquisitions, Inc.	Professional Services	L+5.00%, 2/28/2019	11,965	11,845	11,943	98

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Underlying Loan (a)	Industry	Investment Coupon Rate/Maturity Date	Principal	Notional Amount	Market Value	Unrealized Appreciation (Depreciation)
Therakos, Inc.	Biotechnology	L+6.25%, 12/27/2017	$7,481	$7,444	$7,487	$43
United Central Industrial Supply Company, LLC	Commercial Services & Supplies	L+6.25%, 10/9/2018	4,950	4,752	4,702	(50)
US Shipping LLC	Marine	L+7.75%, 4/30/2018	11,940	11,858	12,209	351
Varel International Ind., LP	Oil, Gas & Consumable Fuels	L+7.75%, 7/17/2017	4,850	4,753	4,923	170
Vestcom International, Inc.	Media	L+5.75%, 12/26/2018	7,444	7,332	7,453	121
Sub Total Senior Secured First Lien Debt				$280,514	$283,442	$2,928

Senior Secured Second Lien Debt
NCP Finance Limited Partnership	Consumer Finance	L+9.75%, 10/1/2018	$9,975	$9,776	$9,925	$149
RedPrairie Corp.	Software	L+10.00%, 12/14/2019	3,000	2,690	2,793	103
Sub Total Senior Secured Second Lien Debt				$12,466	$12,718	$252
Total				$292,980	$296,160	$3,180
______________

(a)
All of the companies that issued the underlying loans that are subject to the TRS are eligible portfolio companies, as defined in the Investment Company Act of 1940, except Caesar's Entertainment Resort Properties, LLC, Mitel Networks Corp., NXT Capital LLC, and St. George's University Scholastic Services LLC.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following is a summary of the underlying loans subject to the TRS as of December 31, 2012 (dollars in thousands):

Underlying Loan (a)	Industry	Investment Coupon Rate/Maturity Date	Principal	Notional Amount	Market Value	Unrealized Appreciation (Depreciation)
Senior Secured First Lien Debt
American Dental Partners, Inc.	Health Care Providers & Services	L+5.75%, 2/9/2018	$3,440	$3,234	$3,234	$—
Clover Technologies Group, LLC	Commercial Services & Supplies	L+5.50%, 5/7/2018	4,936	4,899	4,893	(6)
Corner Investment Propco, LLC	Hotels, Restaurants & Leisure	L+9.75%, 11/1/2019	5,000	4,900	4,919	19
DS Waters of America, Inc.	Beverages	L+9.00%, 8/22/2017	2,487	2,509	2,550	41
eResearch Technology, Inc.	Health Care Providers & Services	L+6.50%, 7/11/2018	2,494	2,394	2,462	68
Hearthside Food Solutions, LLC	Food Products	L+5.25%, 5/30/2017	5,492	5,467	5,458	(9)
Hudson Products Holdings, Inc.	Machinery	L+5.75%, 6/7/2017	3,500	3,465	3,504	39
Ikaria Acquisition, Inc.	Biotechnology	L+6.50%, 9/15/2017	4,489	4,466	4,505	39
Jackson Hewitt, Inc.	Diversified Consumer Services	L+8.50%, 9/27/2017	5,000	4,800	4,825	25
Jacobs Entertainment, Inc.	Hotels, Restaurants & Leisure	L+5.00%, 10/30/2018	3,990	3,930	3,950	20
K2 Pure Solutions NoCal, L.P.	Chemicals	L+7.75%, 9/10/2015	2,499	2,487	2,474	(13)
Northfield Park Associates, LLC	Media	L+7.75%, 11/1/2018	5,000	4,900	5,000	100
Pinnacle Operating Corp.	Distributors	L+5.50%, 11/15/2018	3,990	3,870	3,900	30
Plato Learning, Inc.	Diversified Consumer Services	L+6.00%, 5/10/2018	1,950	1,943	1,931	(12)
Premier Dental Services Inc.	Health Care Providers & Services	L+7.00%, 11/1/2018	5,000	4,850	4,863	13
United Central Industrial Supply Company, LLC	Commercial Services & Supplies	L+6.25%, 9/28/2018	5,000	4,800	4,800	—
St. George's University Scholastic Services, LLC	Diversified Consumer Services	L+7.00%, 12/15/2017	9,000	8,820	8,854	34
Sub Total Senior Secured First Lien Debt				$71,734	$72,122	$388
Total				$71,734	$72,122	$388
______________

(a)
All of the companies that issued the underlying loans that are subject to the TRS are eligible portfolio companies, as defined in the Investment Company Act of 1940, except St. George's University Scholastic Services LLC.

Note 7 — Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2013, the Company had unfunded commitments on delayed draw term loans of $25.6 million and unfunded equity commitments of $20.0 million. As of December 31, 2012, the Company had unfunded equity commitments of $9.2 million. The unfunded commitments are disclosed in the Company's Consolidated Schedule of Investments.

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

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

Note 9 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and through December 31, 2013, the Company sold 63.7 million shares of common stock for gross proceeds of $681.6 million, including shares purchased by the Sponsor and shares issued under the DRIP. As of December 31, 2013, the Company had repurchased 0.2 million shares of common stock for payments of $1.6 million.

The following table reflects the common stock activity for the year ended December 31, 2013 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	47,740,734	$519,289
Shares Issued through DRIP	1,121,591	11,142
Share Repurchases	(133,897)	(1,377)
	48,728,428	$529,054

The following table reflects the common stock activity for the year ended December 31, 2012 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	13,833,715	$141,520
Shares Issued through DRIP	227,382	2,181
Share Repurchases	(25,731)	(261)
	14,035,366	$143,440

See Note 12 - Distributions - regarding a common stock distribution declared on March 29, 2012.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

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

Note 11 — Net Increase in Net Assets

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of December 31, 2013, 2012 and 2011.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the years ended December 31, 2013, 2012 and 2011 (dollars in thousands except share and per share amounts):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2013	2012	2011
Basic and diluted
Net increase (decrease) in net assets from operations	$42,744	$9,500	$137
Weighted average common shares outstanding	36,390,524	6,987,287	214,640
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$1.17	$1.36	$0.64

The table below shows changes in our offering price and distribution rates since the commencement of our public offering.

Announcement Date	New Public Offering Price	Effective Date	Daily Distribution Amount per share	Annualized Distribution Rate
November 14, 2011	$10.26	November 16, 2011	0.002221920	7.90%
May 1, 2012	$10.44	June 1, 2012	0.002215850	7.75%
August 14, 2012	$10.50	September 4, 2012	0.002246575	7.81%
September 24, 2012	$10.60	October 16, 2012	0.002246575	7.74%
October 15, 2012	$10.70	November 1, 2012	0.002273973	7.76%
February 5, 2013	$10.80	February 18, 2013	0.002293151	7.75%
February 25, 2013	$10.90	March 1, 2013	0.002314384	7.75%
April 3, 2013	$11.00	April 16, 2013	0.002335616	7.75%
August 15, 2013	$11.10	August 16, 2013	0.002356849	7.75%
October 29, 2013	$11.20	November 1, 2013	0.002378082	7.75%

Note 12 — Distributions

The Company has declared and paid cash distributions to stockholders on a monthly basis since it commenced operations. From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of December 31, 2013, the Company had accrued $4.6 million in stockholder distributions that were unpaid. As of December 31, 2012, the Company had accrued $1.0 million in stockholder distributions that were unpaid.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the cash distributions per share that we have paid on our common stock to date (dollars in thousands except per share amounts):

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2011:
September 30, 2011	October 3, 2011	$0.07	$13	$13	$26
October 31, 2011	November 1, 2011	0.07	20	14	34
November 30, 2011	December 1, 2011	0.06	25	17	42
December 31, 2011	January 3, 2012	0.06	35	21	56
			$93	$65	$158
2012:
January 31, 2012	February 1, 2012	$0.06	$47	$26	$73
February 29, 2012	March 1, 2012	0.06	80	34	114
March 31, 2012	April 2, 2012	0.06	118	48	166
April 30, 2012	May 1, 2012	0.06	157	65	222
May 31, 2012	June 1, 2012	0.07	289	91	380
June 30, 2012	July 2, 2012	0.06	313	113	426
July 31, 2012	August 1, 2012	0.07	361	146	507
August 31, 2012	September 4, 2012	0.07	394	173	567
September 30, 2012	October 1, 2012	0.06	429	203	632
October 31, 2012	November 1, 2012	0.07	505	247	752
November 30, 2012	December 3, 2012	0.07	612	287	899
December 17, 2012	December 27, 2012	0.09	917	462	1,379
December 31, 2012	January 2, 2013	0.07	682	341	1,023
			$4,904	$2,236	$7,140
2013:
January 31, 2013	February 1, 2013	$0.07	$787	$395	$1,182
February 28, 2013	March 1, 2013	0.06	797	408	1,205
March 31, 2013	April 1, 2013	0.07	1,008	525	1,533
April 30, 2013	May 1, 2013	0.07	1,098	590	1,688
May 31, 2013	June 1, 2013	0.07	1,276	755	2,031
June 30, 2013	July 1, 2013	0.07	1,396	893	2,289
July 31, 2013	August 1, 2013	0.07	1,608	1,071	2,679
August 31, 2013	September 1, 2013	0.07	1,764	1,285	3,049
September 30, 2013	October 1, 2013	0.07	1,868	1,408	3,276
October 31, 2013	November 1, 2013	0.07	2,092	1,673	3,765
November 30, 2013	December 2, 2013	0.07	2,225	1,799	4,024
December 31, 2013	January 2, 2014	0.07	2,504	2,074	4,578
			$18,423	$12,876	$31,299
2014:
January 31, 2014	February 4, 2014	$0.07	$2,718	$2,317	$5,035
February 28, 2014	March 3, 2014	0.06	2,751	2,399	5,150
			$5,469	$4,716	$10,185
			$28,889	$19,893	$48,782

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

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

Note 13 — Income Tax Information and Distributions to Stockholders

The tax character of distributions for the fiscal years ended December 31, 2013, 2012 and 2011 were as follows (dollars in thousands):

	2013		2012		2011
Ordinary income distributions	$31,299	100%	$7,141	100%	$158	100%
Capital gains distributions	—	—	—	—	—	—
Total distributions	$31,299	100%	$7,141	100%	$158	100%

During 2012, the Company made a non-taxable stock distribution of $0.3 million.

For the years ended December 31, 2013, 2012 and 2011, the reconciliation of net increase in net assets resulting from operations to taxable income is as follows (dollars in thousands):

	2013	2012	2011
Book income from operating activities	$42,744	$9,500	$137
Net unrealized (gain) / loss on investments	(10,204)	(1,657)	23
Other nondeductible expenses	2,360	—	—
Other temporary differences	(393)	(30)	—
Taxable income before deductions for distributions paid	$34,507	$7,813	$160

As of December 31, 2013, 2012 and 2011, the components of accumulated gain and losses on a tax basis were as follows (dollars in thousands):

	2013	2012	2011
Undistributed ordinary income / (loss)	$2,806	$696	$(6)
Undistributed long-term net capital gains	1,398	—	—
Total undistributed net earnings	4,204	696	(6)
Net unrealized gain / (loss) on investments	8,591	1,634	(23)
Total distributed (undistributable) taxable income	$12,795	$2,330	$(29)

During 2013, as a result of permanent book-to-tax differences, the Company increased accumulated under distributed net investment income by $17.0 million, decreased accumulated under distributed realized gains by $14.6 million, and decreased paid-in capital in excess of par value by $2.4 million. The differences were attributable to periodic payments on total return swaps and nondeductible expenses. Aggregate stockholders’ equity was not affected by this reclassification.

Tax information for the fiscal year ended December 31, 2013 is an estimate and will not be finally determined until the Company files its 2013 tax return.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

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

There were no deferred tax assets or liabilities as of December 31, 2013, 2012 or 2011.

As of December 31, 2013, the Company had a $133 thousand difference between book basis and tax basis cost of investments due to amortization of market discounts. As of December 31, 2012, the Company had a $30 thousand difference between book basis and tax basis cost of investments due to amortization of market discounts. The Company did not have a difference between book basis and tax basis cost of investments as of December 31, 2011.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 14 — Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2013, 2012, 2011 and for the period May 5, 2010 (Inception) to December 31, 2010:

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,	For the Period from May 5, 2010 (Inception) to December 31,
	2013	2012	2011	2010
Per share data*:
Net asset value, beginning of period	$9.41	$9.00	$8.60	$—

Results of operations (1) Net investment income (loss)	0.36	0.63	0.74	(0.35)
Net realized and unrealized appreciation (depreciation) on investments	0.33	0.39	(0.10)	—
Net realized and unrealized appreciation on total return swap	0.48	0.34	—	—
Net increase (decrease) in net assets resulting from operations	1.17	1.36	0.64	(0.35)

Stockholder distributions (2) Distributions from net investment income	(0.36)	(0.63)	(0.73)	—
Distributions from net realized gain on investments and total return swap	(0.49)	(0.43)	—	—
Net decrease in net assets resulting from stockholder distributions	(0.85)	(1.06)	(0.73)	—

Capital share transactions Issuance of common stock (3)	0.31	0.39	0.54	8.95
Repurchases of common stock (4)	0.04	—	—	—
Offering costs	(0.22)	(0.28)	(0.05)	—
Net increase in net assets resulting from capital share transactions	0.13	0.11	0.49	8.95
Net asset value, end of period	$9.86	$9.41	$9.00	$8.60
Shares outstanding at end of period	63,671,644	14,943,215	912,297	22,331
Total return (6)	14.12%	15.19%	7.66%	(3.89)%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$627,903	$140,685	$8,207	$192
Ratio of net investment income to average net assets (5)(8)	3.68%	5.51%	5.38%	(8.20)%
Ratio of operating expenses to average net assets (5)(8)	5.14%	3.12%	5.05%	8.20%
Ratio of incentive fees to average net assets (8)	1.98%	0.50%	2.26%	—%
Ratio of credit facility related expenses to average net assets (8)	0.63%	0.85%	4.03%	—%
Portfolio turnover rate (7)	76.79%	158.35%	1.49%	—%

*Per share information and weighted average common shares outstanding for the year ended December 31, 2011 and for the period from May 5, 2010 (Inception) to December 31, 2010 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

______________

(1)
The per share data was derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense waiver and reimbursement equals $0.31 for the year ended December 31, 2013. Net investment income per share excluding the expense waiver and reimbursements equals $1.09 for the year ended December 31, 2012. Net investment income per share excluding the expense waiver and reimbursement equals ($3.17) for the year ended December 31, 2011. There was no expense waiver or reimbursement for the period from May 5, 2010 (Inception) to December 31, 2010.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous offering.

(4)
The per share impact of the Company's repurchases of common stock is a reduction to net asset value of less than$0.01 per share during the twelve months ended December 31, 2012. The Company had no repurchases in 2011 and 2010.

(5)
For the year ended December 31, 2013, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses, and incentive fees to average net assets is 3.17%, 5.66%, and 2.48% , respectively. For the year ended December 31, 2012, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses and incentive fees to average net assets was 3.17%, 5.47%, and 1.71% , respectively. For the year ended December 31, 2011, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses and incentive fees to average net assets was (22.26%), 32.69%, and 2.26%, respectively. For the period from May 5, 2010 (Inception) to December 31, 2010, there was no expense waiver and reimbursement.

(6)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the year ended December 31, 2013, includes the effect of the expense waiver and reimbursement which equaled 0.51%. The total return based on net asset value for the year ended December 31, 2012, includes the effect of the expense waiver and reimbursement which equaled 2.35%. The total return based on net asset value for the year ended December 31, 2011, includes the effect of the expense waiver and reimbursement which equaled 27.64%. For the period from May 5, 2010 (Inception) to December 31, 2010, there was no expense waiver and reimbursement.

(7)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Not annualized.

(8)	Ratios are annualized.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 15 – Selected Quarterly Data (Unaudited)

The following is the quarterly results of operations for the year ended December 31, 2013, 2012 and 2011. The operating results for any quarter are not necessarily indicative of results for any future period (dollars in thousands except share and per share amounts):

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Investment income	$13,467	$8,395	$5,176	$4,355
Operating expenses
Total expenses before expense waivers and reimbursements from Adviser	7,436	6,131	4,007	2,554
Less: Waiver of management and incentive fees	—	(1,420)	—	(406)
Total expenses net of expense waivers and reimbursements from Adviser	7,436	4,711	4,007	2,148
Net investment income	6,031	3,684	1,169	2,207
Net realized and unrealized gain on investments and total return swap	8,145	10,031	5,743	5,733
Net increase in net assets resulting from operations	$14,176	$13,715	$6,912	$7,940
Per share information - basic and diluted*
Net investment income	$0.11	$0.09	$0.04	$0.12
Net increase in net assets resulting from operations	$0.25	$0.33	$0.25	$0.42
Weighted average common shares outstanding	56,495,770	41,498,369	28,159,751	18,939,009

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Investment income	$3,174	$1,974	$1,156	$610
Operating expenses
Total expenses before expense waivers and reimbursements from Adviser	1,608	1,409	782	578
Less: Waiver of management and incentive fees	(88)	(798)	(477)	(248)
Less: Expense support reimbursements from Adviser	—	—	(189)	(77)
Total expenses net of expense waivers and reimbursements from Adviser	1,520	611	116	253
Net investment income	1,654	1,363	1,040	357
Net realized and unrealized gain on investments and total return swap	2,036	2,498	139	413
Net increase in net assets resulting from operations	$3,690	$3,861	$1,179	$770
Per share information - basic and diluted*
Net investment income	$0.13	$0.16	$0.21	$0.21
Net increase in net assets resulting from operations	$0.29	$0.47	$0.23	$0.44
Weighted average common shares outstanding	12,779,778	8,297,178	5,055,135	1,739,161
______________
*Per share information and weighted average common shares outstanding for the quarter ended March 31, 2012 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

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
______________
*Per share information and weighted average common shares outstanding for the quarterly results of operations for the year ended December 31, 2011 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

Note 16 – Senior Securities

Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of the years ended December 31, 2013, 2012 and 2011. The Company had no senior securities outstanding as of December 31, 2010 or any prior fiscal years.

During the year ended December 31, 2013, The Company had a revolving credit facility with Wells Fargo which provides for borrowings in an aggregate principal amount of up to $200 million on a committed basis, with a term of 60 months and a total return swap with Citi which provides us with exposure to a portfolio of loans with a maximum aggregate market value of $350 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -  Liquidity and Capital Resources” for more information about these financing arrangements.

The following is a summary of the senior securities as of December 31, 2013 (dollars in thousands).

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Total Return Swap	$216,106	$—	$—	N/A
Revolving Credit Facility	132,687	—	—	N/A
	$348,793	$2,800	$—	N/A

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following is a summary of the senior securities as of December 31, 2012 (dollars in thousands).

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Total Return Swap	$52,577	$—	$—	N/A
Revolving Credit Facility	33,907	—	—	N/A
	$86,484	$2,627	$—	N/A

The following is a summary of the senior securities as of December 31, 2011 (dollars in thousands).

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Revolving Credit Facility	$5,900	$2,391	—	N/A
______________

(1)
Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.

(2)
The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the Securities and Exchange Commission expressly does not require this information to be disclosed for certain types of senior securities.

(3)	Not applicable because senior securities are not registered for public trading.

Note 17 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements except for the following:

From January 1, 2014 to March 18, 2014, the Company has issued 24.7 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $271.7 million.

The sixth quarterly tender offer commenced on February 4, 2013, and was completed on March 6, 2014. The consideration for the repurchased shares was $563.3 thousand based on the repurchase of 54,374 shares at $10.36 which is 92.5% of the current public offering price of $11.20.

On February 21, 2014, the Company, through a newly-formed, wholly-owned, special purpose financing subsidiary, BDCA 2L Funding I, LLC, entered into a revolving credit facility with Deutsche Bank AG, New York Branch as administrative agent and U.S. Bank National Association as collateral agent and collateral custodian (the "Deutsche Bank Credit Facility"). The Deutsche Bank Credit Facility provides for borrowings in an aggregate principal amount of up to $60.0 million on a committed basis, with a 36 month term.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

SCHEDULE OF INVESTMENTS AND ADVANCES TO AFFILIATES
(dollars in thousands)

Schedule 12-14

		Year Ended December 31, 2013
Portfolio Company	Type of Asset	Principal/Number of Shares	Amount of dividends and interest included in income	Amount of equity in net profit and loss	Fair Value
Control Investments
Kahala US OpCo LLC	Senior Secured First Lien Debt	$15,860	$51	$—	$15,860
Kahala Aviation Holdings, LLC (1)	Equity/Other	—	—	—	—
Kahala Aviation Holdings, LLC - Preferred Shares	Equity/Other	5,271	—	—	5,271
Park Ave RE Holdings, LLC	Senior Secured First Lien Debt	9,750	4	—	9,750
Park Ave RE, Inc.	Equity/Other	33	—	—	33
Park Ave RE, Inc. - Preferred Shares	Equity/Other	3,218	—	—	3,218
Total Control Investments			$55	$—	$34,132

Affiliate Investments
Apidos XVI CLO, LTD. Subordinated Notes	Collateralized Securities	$15,000	$—	$—	$13,650
Catamaran CLO 2013-1 Ltd. Subordinated Notes	Collateralized Securities	19,500	1,780	—	20,404
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	31,000	—	—	28,086
Garrison Funding 2013-1 Ltd. Subordinated Notes	Collateralized Securities	15,000	385	—	15,000
JMP Credit Advisors CLO II Ltd. Subordinated Notes	Collateralized Securities	6,000	513	—	6,099
MidOcean Credit CLO II, Ltd. Subordinated Notes	Collateralized Securities	20,543	—	—	20,543
NewStar Arlington Fund LLC	Equity/Other	30,000	1,093	—	30,000
PennantPark Credit Opportunities Fund, LP	Equity/Other	10,000	438	—	10,550
Shackleton 2013-IV CLO, LTD. Subordinated Notes	Collateralized Securities	—	1,765	—	—
South Grand MM CLO I, LLC	Equity/Other	872	—	—	872
THL Credit Greenway Fund II LLC	Equity/Other	8,938	606	—	9,005
Total Affiliate Investments			$6,580	$—	$154,209
______________

(1)	In accordance with the subscription agreement executed with Kahala Aviation Holdings, LLC dated December 23, 2013, the Company owns 84 common units of shares.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

SCHEDULE OF INVESTMENTS AND ADVANCES TO AFFILIATES
(dollars in thousands)

The table below represents the balance at the beginning of the year, December 31, 2012 and any gross additions and reductions and net unrealized gain (loss) made to such investments as well as the ending fair value as of December 31, 2013.

Gross additions represent increases in the investment from additional investments, payments in kind of interest or dividends.

Gross reductions represent decreases in the investment from sales of investments or repayments.

	Beginning Fair Value December 31, 2012	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2013
Apidos XVI CLO, LTD. Subordinated Notes	$—	$18,200	$(4,675)	$125	$—	$13,650
Catamaran CLO 2013-1 Ltd. Subordinated Notes	—	23,000	(5,790)	730	2,464	20,404
CVP Cascade CLO, LTD. Subordinated Notes	—	28,086	—	—	—	28,086
Garrison Funding 2013-1 Ltd. Subordinated Notes	—	15,000	—	—	—	15,000
JMP Credit Advisors CLO II Ltd. Subordinated Notes	—	5,700	—	—	399	6,099
Kahala US OpCo LLC	—	15,860	—	—	—	15,860
Kahala Aviation Holdings, LLC (1)	—	—	—	—	—	—
Kahala Aviation Holdings, LLC - Preferred Shares	—	5,271	—	—	—	5,271
MidOcean Credit CLO II, Ltd. Subordinated Notes	—	20,543	—	—	—	20,543
NewStar Arlington Fund, LLC	—	30,000	—	—	—	30,000
Park Ave RE Holdings, LLC	—	9,750	—	—	—	9,750
Park Ave RE, Inc.	—	33	—	—	—	33
Park Ave RE, Inc. - Preferred Shares	—	3,218	—	—	—	3,218
PennantPark Credit Opportunities Fund, LP	5,137	5,000	—	—	413	10,550
Shackleton 2013-IV CLO, LTD. Subordinated Notes	—	24,760	(24,760)	—	—	—
South Grand MM CLO I, LLC	—	872	—	—	—	872
THL Credit Greenway Fund II LLC	—	11,630	(2,693)	—	68	9,005
______________

(1)	In accordance with the subscription agreement executed with Kahala Aviation Holdings, LLC dated December 23, 2013, the Company owns 84 common units of shares.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

SCHEDULE OF INVESTMENTS AND ADVANCES TO AFFILIATES
(dollars in thousands)

Schedule 12-14

		Year Ended December 31, 2012
Portfolio Company	Type of Asset	Principal/Number of Shares	Amount of dividends and interest included in income	Amount of equity in net profit and loss	Fair Value
Affiliate Investments
PennantPark Credit Opportunities Fund, LP	Equity/Other	$5,000	$—	$—	$5,137
Total Affiliate Investments			$—	$—	$5,137

The table below represents the balance at the beginning of the year, December 31, 2011 and any gross additions and reductions and net unrealized gain (loss) made to such investments as well as the ending fair value as of December 31, 2012.

Gross additions represent increases in the investment from additional investments, payments in kind of interest or dividends.

Gross reductions represent decreases in the investment from sales of investments or repayments.

	Beginning Fair Value December 31, 2011	Gross additions	Gross reductions	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2012

PennantPark Credit Opportunities Fund, LP	$—	$5,000	$—	$137	$5,137