Form 10-Q
period 2014-03-31
Business Development Corp of America
filed 2014-05-15
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
 Yes ☐ No ☒
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of May 15, 2014 was 113,463,363.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2014

PART I
Item 1. Consolidated Financial Statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
 CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands except share and per share data)

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)
Investments, at fair value:
Control Investments, at fair value (amortized cost of $57,840 and $34,132, respectively)	$57,761	$34,132
Affiliate Investments, at fair value (amortized cost of $240,165 and $150,729, respectively)	241,153	154,209
Non-affiliate Investments, at fair value (amortized cost of $645,732 and $501,416, respectively)	650,751	507,435
Investments, at fair value (amortized cost of $943,737 and $686,277, respectively)	949,665	695,776
Cash and cash equivalents	56,552	12,995
Cash collateral on deposit with custodian	78,995	76,874
Interest receivable	9,216	7,527
Dividend receivable	844	738
Receivable for unsettled trades	15,938	36,158
Receivable due on total return swap	3,394	4,053
Unrealized gain on total return swap	3,278	3,180
Deferred credit facility financing costs, net	2,969	2,278
Prepaid expenses and other assets	1,186	1,003
Due from affiliate	—	1,059
Total assets	$1,122,037	$841,641

LIABILITIES
Revolving credit facility	$154,687	$132,687
Interest and credit facility fees payable	1,047	715
Payable for unsettled trades	20,363	67,003
Stockholder distributions payable	6,695	4,578
Management fees payable	3,426	2,689
Accrued capital gains incentive fees	2,645	2,802
Subordinated income incentive fees payable	778	2,577
Payable for common stock repurchases	1,102	88
Accounts payable and accrued expenses	614	599
Due to affiliate	264	—
Total liabilities	$191,621	$213,738

Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 shares authorized, 94,132,120 and 63,671,644 shares issued and outstanding, respectively	94	64
Capital in excess of par value	914,009	611,703
Accumulated over distributed net investment income	(1,348)	(509)
Accumulated under distributed realized gains	8,455	3,966
Net unrealized appreciation on investments and total return swap	9,206	12,679
Net assets	930,416	627,903

Total liabilities and net assets	$1,122,037	$841,641

Net asset value per share	$9.88	$9.86
The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except per share data)
(Unaudited)

	For the three months ended March 31,
	2014	2013
Investment income:
Interest from investments
Control investments	$966	$—
Affiliate investments	4,289	—
Non-control/non-affiliate investments	11,521	4,235
Total interest from investments	16,776	4,235
Interest from cash and cash equivalents	5	1
Total interest income	16,781	4,236
Other income	1,709	119
Total investment income	18,490	4,355

Operating expenses:
Interest and credit facility financing expenses	1,294	302
Management fees	3,631	827
Subordinated income incentive fees	778	729
Capital gains incentive fees	(19)	330
Professional fees	743	238
Insurance	58	54
Directors fees	17	16
Other administrative	42	58
Expenses before expense waivers and reimbursements from Adviser	6,544	2,554
Waiver of management and incentive fees	—	(406)
Total expenses net of expense waivers and reimbursements from Adviser	6,544	2,148

Net investment income	11,946	2,207

Realized and unrealized gain on investments and total return swap:
Net realized gain from investments	3,476	996
Net realized gain from total return swap	5,451	1,796
Net change in unrealized appreciation (depreciation) on investments	(3,571)	658
Net change in unrealized appreciation on total return swap	98	2,283
Net realized and unrealized gain on investments and total return swap	5,454	5,733

Net increase in net assets resulting from operations	$17,400	$7,940

Per share information - basic and diluted
Net investment income	$0.15	$0.12
Net increase in net assets resulting from operations	$0.22	$0.42
Weighted average shares outstanding	78,450	18,939

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Operations:
Net investment income	$11,946	$2,207
Net realized gain from investments	3,476	996
Net realized gain from total return swap	5,451	1,796
Net change in unrealized appreciation (depreciation) on investments	(3,571)	658
Net change in unrealized appreciation on total return swap	98	2,283
Net increase in net assets from operations	17,400	7,940
Stockholder distributions:
Distributions from net investment income	(11,946)	(2,207)
Distributions from net realized gain from investments and total return swap	(4,933)	(1,713)
Net decrease in net assets from stockholder distributions	(16,879)	(3,920)
Capital share transactions:
Issuance of common stock, net of issuance costs	296,166	69,176
Reinvestment of stockholder distributions	6,789	1,143
Repurchases of common stock	(963)	(156)
Net increase in net assets from capital share transactions	301,992	70,163

Total increase in net assets	302,513	74,183
Net assets at beginning of period	627,903	140,685
Net assets at end of period	$930,416	$214,868

Net asset value per common share	$9.88	$9.63
Common shares outstanding at end of period	94,132,120	22,323,260

Accumulated under/ (over) distributed net investment income	$(1,348)	$1,775
Accumulated under distributed realized gains	$8,455	$—

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Operating activities:
Net increase in net assets from operations	$17,400	$7,940
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Paid-in-kind interest income	(774)	(90)
Net accretion of discount on investments	(374)	(118)
Amortization of deferred financing costs	159	51
Sales and repayments of investments	153,490	70,702
Purchase of investments	(406,327)	(113,787)
Net realized gain from investments	(3,476)	(996)
Net unrealized (appreciation) depreciation on investments	3,571	(658)
Net unrealized appreciation on total return swap	(98)	(2,283)
(Increase) decrease in operating assets:
Cash collateral on deposit with custodian	(2,122)	(19,758)
Interest receivable	(1,689)	(1,340)
Dividend receivable	(106)	—
Receivable due on total return swap	659	(117)
Prepaid expenses and other assets	(183)	(106)
Receivable for unsettled trades	20,220	(645)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(46,640)	472
Management and incentive fees payable	(1,218)	934
Interest and credit facility fees payable	332	39
Accounts payable and accrued expenses	15	10
Payable for common stock repurchases	1,014	—
Net cash used in operating activities	(266,147)	(59,750)

Financing activities:
Proceeds from issuance of shares of common stock, net	296,166	69,176
Repurchases of common stock	(963)	(282)
Decrease (increase) in deferred offering costs receivable	909	268
Proceeds from revolving credit facility	22,000	2,000
Payments on revolving credit facility	(850)	(4,720)
Payments of financing cost	414	—
Payments to (proceeds from) affiliate	—	232
Stockholder distributions	(7,972)	(2,266)
Net cash provided by financing activities	309,704	64,408

Net increase (decrease) in cash and cash equivalents	43,557	4,658
Cash and cash equivalents, beginning of period	12,995	14,180
Cash and cash equivalents, end of period	$56,552	$18,838

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Supplemental information:
Interest paid during the period	$609	$210
Supplemental non-cash information:
Payable for common stock repurchases	$1,102	$50
DRIP distribution payable	$3,196	$1,008
Cash distribution payable	$3,499	$525
DRIP distribution paid	$6,789	$1,143

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

March 31, 2014 (Unaudited)

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets

Senior Secured First Lien Debt - 49.4% (b)
ABRA, Inc. (j)	Automotive	L+6.00% (7.25%), 5/10/2018	$10,652	$10,547	$10,546	1.1%
Adventure Interactive Corp.	Media	L+6.75% (8.00%), 3/22/2018	19,873	19,607	19,571	2.1%
American Importing Company, Inc.	Food Products	L+5.75% (7.00%), 5/23/2018	10,918	10,827	10,906	1.2%
Answers.com	Internet Software & Services	L+5.50% (6.50%), 12/20/2018	14,813	14,670	14,757	1.6%
AP Gaming I, LLC	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 12/20/2020	9,975	9,686	9,900	1.1%
Avaya, Inc.	Communications Equipment	L+5.50% (6.50%), 3/31/2018	3,921	3,623	3,925	0.4%
BBTS Borrower LP	Oil, Gas & Consumable Fuels	L+6.50% (7.75%), 6/4/2019	5,940	5,887	5,990	0.6%
Chicken Soup for the Soul Publishing, LLC	Publishing	L+6.00% (7.25%), 1/8/2019	30,000	29,641	29,624	3.2%
Collision Holding Company, LLC	Automotive	L+6.00% (7.25%), 5/10/2018	2,352	2,329	2,329	0.3%
Creative Circle, LLC	Professional Services	L+5.25% (6.50%), 9/28/2017	7,079	6,971	7,114	0.8%
ECI Acquisition Holdings, Inc. (k)	Technology - Enterprise Solutions	L+5.25% (8.50%), 3/11/2019	12,413	12,352	12,351	1.3%
Epic Health Services, Inc.	Health Care Providers & Services	L+5.25% (6.50%), 10/16/2018	13,825	13,699	13,725	1.5%
Excelitas Technologies Corp.	Electronic Equipment, Instruments & Components	L+5.00% (6.00%), 11/2/2020	7,383	7,314	7,411	0.8%
Expera Specialty Solutions, LLC	Paper & Forest Products	L+6.25% (7.50%), 12/26/2018	7,940	7,800	7,999	0.9%
EZE Trucking, Inc. (d) (n)	Road & Rail	L+11.75% (12.00%), 7/31/2018	12,443	12,390	12,053	1.3%
Flexera Software LLC	Electronic Equipment, Instruments & Components	L+3.50% (4.50%), 4/2/2020	2,000	1,990	1,990	0.2%
Global Telecom & Technology, Inc.	Internet Software & Services	L+5.50% (6.50%), 3/31/2016	7,400	7,326	7,395	0.8%
HIG Integrity Nutraceuticals	Food Products	L+8.75% (9.75%), 12/17/2018	26,000	25,631	25,665	2.8%
ILC Dover LP	Aerospace & Defense	L+5.50% (6.50%), 3/19/2020	15,000	14,925	14,925	1.6%
InMotion Entertainment Group, LLC	Retailers (except food & drug)	L+7.75% (9.00%), 3/12/2019	10,000	9,827	9,825	1.0%
Jackson Hewitt, Inc.	Diversified Consumer Services	L+8.50% (10.00%), 10/16/2017	12,407	12,365	12,314	1.3%
K2 Pure Solutions NoCal, L.P.	Chemicals	L+6.00% (7.00%), 8/19/2019	10,000	9,820	9,794	1.1%
Kahala US OpCo LLC (d) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	19,543	19,543	19,543	2.1%
Med-Data Incorporated	Health Care Providers & Services	L+7.25% (8.25%), 11/22/2018	14,906	14,684	14,683	1.6%
Medpace Holdings, Inc	Health Care Providers & Services	L+4.00% (5.00%), 3/31/2021	5,000	4,975	4,975	0.5%
Miller Heiman, Inc.	Media	L+5.75% (6.75%), 9/30/2019	15,155	14,736	14,599	1.6%
National Technical Systems, Inc. (v)	Professional Services	L+5.50% (6.75%), 11/22/2018	18,750	18,603	18,615	2.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

March 31, 2014 (Unaudited)

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
NextCare, Inc. (m)	Health Care Providers & Services	L+5.50% (6.75%), 10/10/2017	$16,853	$16,629	$16,649	1.8%
North Atlantic Trading Company, Inc.	Food Products	L+6.50% (7.75%), 1/13/2020	11,971	11,855	12,061	1.3%
NXT Capital, LLC	Commercial Banks	L+5.25% (6.25%), 9/4/2018	9,950	9,861	10,000	1.1%
Park Ave RE Holdings, LLC (d) (o)	Real Estate Management & Development	L+8.00% (13.00%), 12/31/2017	24,088	24,088	24,088	2.6%
PeopLease Holdings, LLC	Commercial Services & Supplies	L+10.00% (11.00%), 12/26/2018	10,000	9,810	9,779	1.1%
Premier Dental Services, Inc.	Health Care Providers & Services	L+7.00% (8.25%), 11/1/2018	14,992	14,845	15,011	1.6%
Pre-Paid Legal Services, Inc.	Diversified Consumer Services	L+5.00% (6.25%), 7/1/2019	6,791	6,732	6,850	0.7%
Seaton Acquisition Corp.	Business Equipment & Services	L+5.75% (6.75%), 1/29/2019	5,000	4,951	4,950	0.5%
The Tennis Channel Holdings, Inc. (d)	Media	L+8.50% (8.81%), 5/29/2017	15,366	14,996	14,955	1.6%
Trimark USA, LLC	Food Products	L+6.25% (7.25%), 5/11/2019	13,500	13,367	13,365	1.4%
United Central Industrial Supply Company, LLC	Commercial Services & Supplies	L+6.25% (7.50%), 10/9/2018	3,950	3,823	3,891	0.4%
WBL SPE I., LLC (l)	Consumer Finance	15.00%, 9/30/2016	4,500	4,455	4,500	0.5%
Sub Total Senior Secured First Lien Debt				$457,180	$458,623	49.4%

Senior Secured Second Lien Debt - 13.5% (b)
Boston Market Corporation	Hotels, Restaurants & Leisure	L+7.75% (8.75%), 12/16/2018	$25,000	$24,647	$24,597	2.6%
CPX Interactive Holdings, LP	Publishing	L+10.00% (11.00%), 3/26/2018	20,000	18,668	18,663	2.0%
CREDITCORP	Consumer Finance	12.00%, 7/15/2018	13,250	13,172	13,714	1.5%
Flexera Software LLC	Electronic Equipment, Instruments & Components	L+7.00% (8.00%), 4/2/2021	2,000	1,990	1,990	0.2%
H.D. Vest, Inc.	Diversified Consumer Services	L+8.00% (9.25%), 6/18/2019	8,750	8,655	8,641	0.9%
Interblock USA L.C.	Electronic Equipment, Instruments & Components	L+8.75% (9.75%), 3/28/2018	23,000	22,541	22,540	2.4%
Linc Energy Finance USA, Inc.	Oil, Gas & Consumable Fuels	12.50%, 10/31/2017	9,000	8,873	9,837	1.1%
MBLOX Inc.	Internet Software & Services	10.75%, 9/28/2016	7,000	6,972	7,038	0.8%
NCP Finance Limited Partnership	Consumer Finance	L+9.75% (11.00%), 10/1/2018	7,960	7,815	7,920	0.9%
SkyCross, Inc.	Electronic Equipment, Instruments & Components	11.85%, 4/1/2017	5,000	4,978	4,835	0.5%
Zimbra, Inc.	Software	10.75%, 7/1/2016	6,000	5,975	6,140	0.6
Sub Total Senior Secured Second Lien Debt				$124,286	$125,915	13.5%

Subordinated Debt - 6.2% (b)
Gold, Inc. (d)	Textiles, Apparel & Luxury Goods	15.00%, 12/31/2017	$12,163	$11,945	$11,974	1.3%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

March 31, 2014 (Unaudited)

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
S.B. Restaurant Co., Inc. - Senior Subordinated Debt (e) (t)	Hotels, Restaurants & Leisure	1/10/2018	$134	$88	$—	—%
S.B. Restaurant Co., Inc. (d) (e) (t)	Hotels, Restaurants & Leisure	14.00%, 1/10/2018	4,050	3,974	—	—%
The SAVO Group, Ltd.	Internet Software & Services	10.95%, 4/1/2017	5,000	4,979	5,014	0.5%
Varel International Energy Mezzanine Funding Corp. (d)	Oil, Gas & Consumable Fuels	14.00%, 1/15/2018	10,499	10,420	11,390	1.2%
Vestcom Acquisition, Inc.	Media	12.00%, 6/26/2019	7,500	7,436	7,573	0.8%
Visionary Integration Professionals, LLC	IT Services	13.00%, 12/3/2018	11,072	9,943	9,962	1.1%
Xplornet Communications, Inc.	Diversified Telecommunication Services	13.00%, 10/25/2020	10,000	10,000	9,962	1.1%
Zimbra, Inc.	Software	12.00%, 7/10/2018	2,000	2,000	2,000	0.2%
Sub Total Subordinated Debt				$60,785	$57,875	6.2%

Collateralized Securities - 16.5% (b)
Apidos XVI CLO, LTD. Subordinated Notes (p)	Diversified Investment Vehicles	1/19/2025	$15,000	$13,650	$13,584	1.5%
CVP Cascade CLO, LTD. Subordinated Notes (p)	Diversified Investment Vehicles	12/20/2020	31,000	24,843	24,843	2.7%
Garrison Funding 2013 - 1 Ltd. Subordinated Notes (e) (p)	Diversified Investment Vehicles	9/30/2023	15,000	15,000	15,000	1.6%
MidOcean Credit Fund Management LP (p)	Diversified Investment Vehicles	1/15/2024	37,600	34,058	34,058	3.7%
OFSI Fund VI, Ltd. Subordinated Notes (p)	Diversified Investment Vehicles	3/20/2025	38,000	32,895	32,895	3.5%
Related Fee Agreements (s)	Diversified Investment Vehicles		—	6,684	6,797	0.7%
Shackleton 2014-V CLO, LTD. Subordinated Notes (p)	Diversified Investment Vehicles	1/30/2015	26,250	26,250	26,250	2.8%
Sub Total Collateralized Securities				$153,380	$153,427	16.5%

Equity/Other - 16.4% (b)
Carlyle GMS Finance, Inc. (i)	Diversified Investment Vehicles		$2,371	$2,371	$2,371	0.3%
CPX Interactive Holdings, LP - Warrants (e) (u)	Publishing		317	1,087	1,087	0.1%
CPX Interactive Holdings, LP - Series A Convertible Preferred Stock (d) (e) (u)	Publishing	8.00%	6	6,000	6,000	0.6%
Crowley Holdings, Inc. - Series A Preferred Stock (d)	Marine	12.00%	25	25,137	25,228	2.7%
Fifth Street Senior Loan Fund I, LLC (e) (p)	Diversified Investment Vehicles		$14,455	14,455	14,455	1.6%
HIG Integrity Neutraceuticals (e)	Food Products		$850	850	895	0.1%
Kahala Aviation Holdings, LLC - Preferred Stock (e) (o) (x)	Aerospace & Defense	13.00%	$6,321	6,321	6,321	0.7
Kahala Aviation Holdings, LLC (e) (o) (r) (x)	Aerospace & Defense		—	—	—	—%
MBLOX Inc. - Warrants (e)	Internet Software & Services		1,531	—	777	0.1%
NewStar Arlington Fund LLC (p)	Diversified Investment Vehicles		$30,000	30,000	30,000	3.2%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

March 31, 2014 (Unaudited)

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Park Ave RE, Inc. (e) (o) (w)	Real Estate Management & Development		$79	$79	$—	—%
Park Ave RE, Inc. - Preferred Stock (e) (o) (w)	Real Estate Management & Development	8.00%	$7,809	7,809	7,809	0.8%
PennantPark Credit Opportunity Fund, LP (g) (p)	Diversified Investment Vehicles		$10,000	10,000	10,791	1.2%
Precision Dermatology, Inc. - Warrants (e)	Pharmaceuticals		218	—	—	—%
S.B. Restaurant Co., Inc. - Warrants (e)	Hotels, Restaurants & Leisure		—	—	—	—%
SkyCross Inc. - Warrants (e)	Electronic Equipment, Instruments & Components		2,254	—	450	—%
South Grand MM CLO I, LLC (p)	Diversified Investment Vehicles		$22,209	21,903	22,209	2.4%
Tennenbaum Waterman Fund, L.P. (e) (f)	Diversified Investment Vehicles		$5,535	5,535	5,935	0.6%
The SAVO Group, Ltd. - Warrants (e)	Internet Software & Services		138	—	1,301	0.1%
THL Credit Greenway Fund II LLC (h) (p)	Diversified Investment Vehicles		$11,899	11,899	11,938	1.3%
Visionary Integration Professionals, LLC - Warrants (e) (u)	IT Services		657	910	921	0.1%
World Business Lenders, LLC (e)	Consumer Finance		$3,750	3,750	3,750	0.4%
Xplornet Communications Inc. - Warrants (e)	Diversified Telecommunication Services		10	—	—	—%
Zimbra, Inc. - Warrants (Second Lien Debt) (e)	Software		535	—	255	—%
Zimbra, Inc. - Warrants (Third Lien Bridge Note) (e)	Software		1,000	—	1,332	0.1%
Sub Total Equity/Other				$148,106	$153,825	16.4%

TOTAL INVESTMENTS - 102.0% (b)				$943,737	$949,665	102.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

______________

(a)
All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, except Apidos XVI CLO, LTD. Subordinated Notes, Carlyle GMS Finance, Inc., CVP Cascade CLO, LTD. Subordinated Notes, Fifth Street Senior Loan Fund I, LLC, Garrison Funding 2013-1 Ltd. Subordinated Notes, MidOcean Credit Fund Management LP, NewStar Arlington Fund, LLC, NXT Capital LLC, OFSI Fund VI, Ltd. Subordinated Notes, PennantPark Credit Opportunity Fund LP, Related Fee Agreements, Shackleton 2014-V CLO, LTD. Subordinated Notes, South Grand MM CLO I, LLC, Tennenbaum Waterman Fund, L.P., THL Credit Greenway Fund II LLC, and Xplornet Communications, Inc.

(b)	Percentages are based on net assets of $930,416 thousand as of March 31, 2014.

(c)
Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by the Company's board of directors as required by the 1940 Act. (See Note 3 to the financial statements).

(d)	Terms of loan include PIK interest.

(e)	Non-income producing at March 31, 2014.

(f)	The Company has committed to fund $10.0 million in Tennenbaum Waterman Fund, L.P. over a period ending no later than September 2015. The remaining commitment as of March 31, 2014 was $4.5 million.

(g)	The investment is subject to a three year lock-up restriction on withdrawals in year 4.

(h)	The Company has committed to fund $20.0 million in THL Credit Greenway II LLC over a period ending no later than March 2015. The remaining commitment as of March 31, 2014 was $8.1 million.

(i)	The Company has committed to fund $10.0 million in Carlyle GMS Finance, Inc. The remaining commitment as of March 31, 2014 was $7.6 million.

(j)	The Company has committed to fund a delayed draw term loan of $2.4 million in ABRA, Inc. The remaining commitment as of March 31, 2014 was $0.3 million.

(k)	The Company has committed to fund a delayed draw term loan of $2.6 million in ECI Acquisition Holdings, Inc. The remaining commitment as of March 31, 2014 was $2.6 million.

(l)	The Company has committed to fund a delayed draw term loan of $15.0 million in WBL SPE I, LLC. The remaining commitment as of March 31, 2014 was $10.5 million.

(m)	The Company has committed to fund a delayed draw term loan of $7.8 million in NextCare, Inc. The remaining commitment as of March 31, 2014 was $7.7 million.

(n)	The Company has committed to fund a delayed draw term loan of $2.0 million in EZE Trucking, Inc. The remaining commitment as of March 31, 2014 was $2.0 million.

(o)
The Company's investments are classified in accordance with the requirements of the Investment Company Act of 1940. Under the Investment Company Act of 1940, “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities, maintains greater than 50% of the board representation or has the power to exercise control over the management or policies of such portfolio company.

(p)
The Company's investments are classified in accordance with the requirements of the Investment Company Act of 1940. Under the Investment Company Act of 1940, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities.

(q)
The Company's investments are classified in accordance with the requirements of the Investment Company Act of 1940. Under the Investment Company Act of 1940, "Non-affiliated Investments" are defined as investments that are neither Control Investments nor Affiliated Investments: The Company classifies all investments within the Consolidated Schedule of Investments which are not classified as Control Investments or Affiliated Investments as Non-affiliated Investments.

(r)	In accordance with subscription agreement executed with Kahala Aviation Holdings, LLC, dated December 23, 2013, the Company owns 84 common units of shares.

(s)
Related Fee Agreements consists of one investment with a fair value of $1,667 thousand that is classified as a "Non-affiliated Investment" and two investments with a total fair value of $5,130 thousand that are classified as "Affiliated Investments".

(t)	The investment is on non-accrual status as of March 31, 2014.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

(v)	The Company has committed to fund a delayed draw term loan of $7.5 million in National Technical Systems, Inc. The remaining commitment as of March 31, 2014 was $1.3 million.

(w)	Park Ave RE, Inc. owns 100% of the equity of an operating company, Park Ave RE Holdings, LLC.

(x)	Through a taxable entity, Kahala Aviation Holdings, LLC owns 100% of the equity in an operating company, Kahala US OpCo LLC.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2014 (dollars in thousands):

	At March 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles	$251,126	26.5%
Health Care Providers & Services	65,043	6.9%
Food Products	62,892	6.7%
Media	56,698	6.0%
Publishing	55,374	5.8%
Aerospace & Defense	40,789	4.3%
Electronic Equipment, Instruments & Components	39,216	4.1%
Internet Software & Services	36,282	3.8%
Hotels, Restaurants & Leisure	34,497	3.6%
Real Estate Management & Development	31,897	3.4%
Consumer Finance	29,884	3.1%
Diversified Consumer Services	27,805	2.9%
Oil, Gas & Consumable Fuels	27,217	2.9%
Professional Services	25,729	2.7%
Marine	25,228	2.7%
Commercial Services & Supplies	13,670	1.4%
Automotive	12,875	1.4%
Technology - Enterprise Solutions	12,351	1.3%
Road & Rail	12,053	1.3%
Textiles, Apparel & Luxury Goods	11,974	1.3%
IT Services	10,883	1.1%
Commercial Banks	10,000	1.1%
Diversified Telecommunication Services	9,962	1.0%
Retailers (except food & drug)	9,825	1.0%
Chemicals	9,794	1.0%
Software	9,727	1.0%
Paper & Forest Products	7,999	0.8%
Business Equipment & Services	4,950	0.5%
Communications Equipment	3,925	0.4%
Pharmaceuticals	—	—%
Total	$949,665	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2013

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets

Senior Secured First Lien Debt - 53.2% (b)
Adventure Interactive Corp.	Media	L+6.75% (8.00%), 3/22/2018	$19,873	$19,590	$19,575	3.1%
American Dental Partners, Inc.	Health Care Providers & Services	L+5.00% (6.00%), 2/9/2018	3,895	3,836	3,817	0.6%
American Importing Company, Inc.	Food Products	L+5.75% (7.00%), 5/23/2018	10,945	10,849	10,933	1.7%
Answers.com	Internet Software & Services	L+5.50% (6.50%), 12/20/2018	15,000	14,850	14,850	2.4%
AP Gaming I, LLC	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 12/18/2020	10,000	9,700	9,700	1.5%
Avaya, Inc.	Communications Equipment	L+4.50% (4.79%), 10/26/2017	3,933	3,616	3,842	0.6%
BBTS Borrower LP	Oil, Gas & Consumable Fuels	L+6.50% (7.75%), 6/4/2019	5,955	5,900	5,985	1.0%
Creative Circle, LLC	Professional Services	L+5.25% (6.50%), 9/28/2017	7,697	7,573	7,735	1.2%
CST Industries, Inc.	Machinery	L+6.25% (7.75%), 5/23/2017	3,700	3,667	3,608	0.6%
Epic Health Services	Health Care Providers & Services	L+5.25% (6.50%), 10/16/2018	14,000	13,865	13,899	2.2%
Excelitas Technologies Corp.	Electronic Equipment, Instruments & Components	L+5.00% (6.00%), 10/25/2020	7,402	7,329	7,433	1.2%
Expera Specialty Solutions, LLC	Paper & Forest Products	L+6.25% (7.50%), 7/28/2018	7,960	7,812	8,040	1.3%
EZE Trucking, Inc. (d) (n)	Road & Rail	L+11.75% (12.00%), 7/31/2018	12,411	12,354	12,147	1.9%
FairPay Solutions Inc. Term Loan A	Health Care Providers & Services	L+5.75% (7.00%), 1/16/2015	2,350	2,337	2,350	0.4%
FairPay Solutions Inc. Term Loan B	Health Care Providers & Services	L+6.50% (8.00%), 1/16/2015	7,500	7,459	7,500	1.2%
Global Telecom & Technology, Inc.	Internet Software & Services	L+5.50% (6.50%), 3/31/2016	7,600	7,524	7,559	1.2%
HIG Integrity Neutraceuticals	Food Products	L+8.75% (9.75%), 12/17/2018	23,000	22,658	22,655	3.6%
Ikaria Acquisitions, Inc.	Biotechnology	L+6.00% (7.25%), 7/31/2018	5,850	5,769	5,876	0.9%
Jackson Hewitt, Inc.	Diversified Consumer Services	L+8.50% (10.00%), 10/16/2017	13,328	13,254	13,195	2.1%
K2 Pure Solutions NoCal, L.P.	Chemicals	L+6.00% (7.00%), 8/19/2019	10,000	9,812	9,728	1.5%
Kahala US OpCo LLC (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	15,860	15,860	15,860	2.5%
Miller Heiman	Media	L+5.75% (6.75%), 9/30/2018	15,250	14,810	15,174	2.4%
Mitel Networks Corp.	Communications Equipment	L+5.75% (7.00%), 2/27/2019	3,570	3,538	3,570	0.6%
National Technical Systems, Inc.	Professional Services	L+5.50% (6.75%), 11/22/2018	12,500	12,378	12,375	2.0%
NextCare, Inc. (m)	Health Care Providers & Services	L+5.50% (6.75%), 10/10/2017	17,492	17,246	17,272	2.8%
NXT Capital LLC	Commercial Banks	L+5.25% (6.25%), 9/4/2018	9,975	9,881	9,875	1.6%
Park Ave RE Holdings, LLC (o)	Real Estate Management & Development	L+8.00% (13.00%), 12/31/2017	9,750	9,750	9,750	1.6%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2013

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
PeopLease Holdings, LLC	Commercial Services & Supplies	L+10.00% (11.00%), 12/26/2018	$10,000	$9,801	$9,800	1.6%
Premier Dental Services Inc.	Health Care Providers & Services	L+7.00% (8.25%), 11/1/2018	3,960	3,861	3,985	0.6%
Pre-Paid Legal Services, Inc.	Diversified Consumer Services	L+5.00% (6.25%), 7/1/2019	7,313	7,247	7,354	1.2%
Riverboat Corp. of Mississippi	Hotels, Restaurants & Leisure	L+8.75% (10.00%), 11/29/2016	10,000	9,846	10,025	1.6%
Source Refrigeration & HVAC, Inc.	Commercial Services & Supplies	L+5.25% (6.75%), 4/30/2017	2,783	2,752	2,735	0.4%
The Tennis Channel Holdings, Inc. (d)	Media	L+8.50% (8.81%), 5/23/2017	15,209	14,814	14,787	2.4%
Trinity Consultants Holdings, Inc.	Commercial Services & Supplies	L+5.00% (6.25%), 4/15/2018	3,082	3,062	3,079	0.5%
United Central Industrial Supply Company, LLC	Commercial Services & Supplies	L+6.25% (7.50%), 10/12/2018	3,960	3,827	3,762	0.6%
WBL SPE I., LLC (l)	Consumer Finance	15.00%, 9/30/2016	3,750	3,713	3,750	0.6%
Sub Total Senior Secured First Lien Debt				$332,140	$333,580	53.2%

Senior Secured Second Lien Debt - 14.5% (b)
Boston Market	Hotels, Restaurants & Leisure	L+7.75% (8.75%), 12/13/2018	$25,000	$24,628	$24,625	3.9%
CREDITCORP	Consumer Finance	12.00%, 7/15/2018	13,250	13,168	13,250	2.1%
Eureka Hunter Holdings, LLC	Oil, Gas & Consumable Fuels	12.50%, 8/16/2018	5,000	5,000	4,969	0.8%
H.D. Vest, Inc.	Diversified Consumer Services	L+8.00% (9.25%), 6/18/2019	8,750	8,650	8,641	1.4%
Linc Energy Finance USA, Inc.	Oil, Gas & Consumable Fuels	12.50%, 10/31/2017	9,000	8,866	9,853	1.6%
MBLOX Inc.	Internet Software & Services	10.75%, 9/28/2016	7,000	6,970	7,011	1.1%
NCP Finance Limited Partnership	Consumer Finance	L+9.75% (11.00%), 9/25/2015	7,980	7,827	7,940	1.3%
SkyCross, Inc.	Electronic Equipment, Instruments & Components	11.85%, 4/1/2017	5,000	4,976	4,979	0.8%
Teleflex Marine, Inc. (d)	Marine	13.50%, 8/24/2017	3,332	3,272	3,399	0.5%
Zimbra, Inc.	Software	10.75%, 7/11/2016	6,000	5,974	6,137	1.0%
Sub Total Senior Secured Second Lien Debt				$89,331	$90,804	14.5%

Subordinated Debt - 9.5% (b)
Gold, Inc. (d)	Textiles, Apparel & Luxury Goods	15.00%, 12/31/2017	$12,163	$11,938	$11,977	1.9%
S.B. Restaurant Co., Inc. - Senior Subordinated Debt (d) (e)	Hotels, Restaurants & Leisure	1/10/2018	134	88	88	—%
S.B. Restaurant Co., Inc. (d) (e) (r)	Hotels, Restaurants & Leisure	14.00%, 1/10/2018	4,050	3,974	2,024	0.3%
The SAVO Group, Ltd.	Internet Software & Services	10.95%, 3/28/2017	5,000	4,978	5,005	0.8%
Varel International Energy Mezzanine Funding Corp. (d)	Oil, Gas & Consumable Fuels	14.00%, 1/15/2018	10,395	10,311	11,251	1.8%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2013

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Vestcom Acquisition, Inc.	Media	12.00%, 6/26/2019	$7,500	$7,434	$7,525	1.2%
Visionary Integration Professionals, LLC	IT Services	13.00%, 12/3/2018	11,017	9,844	9,831	1.6%
Xplornet Communications, Inc.	Diversified Telecommunication Services	13.00%, 12/25/2020	10,000	10,000	10,000	1.6%
Zimbra, Inc.	Software	12.00%, 7/10/2018	2,000	2,000	2,000	0.3%
Sub Total Subordinated Debt				$60,567	$59,701	9.5%

Collateralized Securities - 16.9% (b)
Apidos XVI CLO, LTD. Subordinated Notes (e) (p)	Diversified Investment Vehicles	1/19/2025	$15,000	$13,650	$13,650	2.2%
Catamaran CLO 2013-1 Ltd. Subordinated Notes (p)	Diversified Investment Vehicles	1/27/2025	19,500	17,940	20,404	3.2%
CVP Cascade CLO-1, LTD. Subordinated Notes (e) (p)	Diversified Investment Vehicles	12/20/2020	31,000	28,086	28,086	4.5%
Garrison Funding 2013 - 1 Ltd. Subordinated Notes (e) (p)	Diversified Investment Vehicles	9/30/2023	15,000	15,000	15,000	2.4%
JMP Credit Advisors CLO II Ltd. Subordinated Notes (p)	Diversified Investment Vehicles	4/30/2023	6,000	5,700	6,099	1.0%
MC Funding Ltd. Preferred Shares	Diversified Investment Vehicles	12/20/2020	4,000	3,366	2,163	0.3%
MidOcean Credit CLO II, Ltd. Subordinated Notes (e) (p)	Diversified Investment Vehicles	1/15/2024	20,543	20,543	20,543	3.3%
Sub Total Collateralized Securities				$104,285	$105,945	16.9%

Equity/Other - 16.7% (b)
Carlyle GMS Finance, Inc. (e) (i)	Diversified Investment Vehicles		$2,221	$2,221	$2,173	0.3%
Crowley Holdings Preferred, LLC - Series A Preferred Shares (d)	Marine	12.00%	25	25,000	25,000	4.0%
HIG Integrity Neutraceuticals	Food Products		$850	850	850	0.1%
Kahala Aviation Holdings, LLC (e) (o) (j) (t)	Aerospace & Defense		—	—	—	—%
Kahala Aviation Holdings, LLC - Preferred Shares (e) (o) (t)	Aerospace & Defense	13.00%	$5,271	5,271	5,271	0.8%
MBLOX Inc. - Warrants (e)	Internet Software & Services		1,531	—	705	0.1%
NewStar Arlington Fund LLC (p)	Diversified Investment Vehicles		$30,000	30,000	30,000	4.8%
Park Ave RE, Inc. (e) (o) (s)	Real Estate Management & Development		$33	33	33	—%
Park Ave RE, Inc. - Preferred Shares (e) (o) (s)	Real Estate Management & Development	8.00%	$3,218	3,218	3,218	0.5%
PennantPark Credit Opportunities Fund, LP (g) (p)	Diversified Investment Vehicles		$10,000	10,000	10,550	1.7%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2013

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Precision Dermatology, Inc. - Warrants (e)	Pharmaceuticals		$218	$—	$—	—%
S.B. Restaurant Co., Inc. - Warrants (e)	Hotels, Restaurants & Leisure		—	—	—	—%
SkyCross, Inc. - Warrants (e)	Electronic Equipment, Instruments & Components		1,127	—	450	0.1%
South Grand MM CLO I, LLC (e) (p)	Diversified Investment Vehicles		$872	872	872	0.1%
Tennenbaum Waterman Fund, L.P. (e) (f)	Diversified Investment Vehicles		$8,891	8,891	9,611	1.5%
The SAVO Group, Ltd. - Warrants (e)	Internet Software & Services		138	—	1,302	0.2%
THL Credit Greenway Fund II LLC (h) (p)	Diversified Investment Vehicles		$8,938	8,938	9,005	1.4%
Visionary Integration Professionals, LLC - Warrants (e)	IT Services		657	910	910	0.1%
World Business Lenders, LLC (e)	Consumer Finance		$3,750	3,750	3,751	0.6%
Xplornet Communications Inc. - Warrants (e)	Diversified Telecommunication Services		10	—	—	—%
Zimbra, Inc. - Warrants (Second Lien Debt) (e)	Software		535	—	447	0.1%
Zimbra, Inc. - Warrants (Third Lien Bridge Note) (e)	Software		1,000	—	1,598	0.3%
Sub Total Equity/Other				$99,954	$105,746	16.7%

TOTAL INVESTMENTS - 110.8% (b)				$686,277	$695,776	110.8%

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

(r)	The investment is on non-accrual status as of December 31, 2013.

(s)	Park Ave RE, Inc. owns 100% of the equity of an operating company, Park Ave RE Holdings, LLC.

(t)	Through a taxable entity, Kahala Aviation Holdings, LLC owns 100% of the equity in an operating company, Kahala US OpCo LLC.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2013 (dollars in thousands):

	At December 31, 2013
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles	$168,156	24.2%
Media	57,061	8.2
Health Care Providers & Services	48,823	7.0
Hotels, Restaurants & Leisure	46,462	6.7
Internet Software & Services	36,432	5.2
Food Products	34,438	4.9
Oil, Gas & Consumable Fuels	32,058	4.6
Diversified Consumer Services	29,190	4.2
Consumer Finance	28,691	4.1
Marine	28,399	4.1
Aerospace & Defense	21,131	3.0
Professional Services	20,110	2.9
Commercial Services & Supplies	19,376	2.8
Real Estate Management & Development	13,001	1.9
Electronic Equipment, Instruments & Components	12,862	1.9
Road & Rail	12,147	1.8
Textiles, Apparel & Luxury Goods	11,977	1.7
IT Services	10,741	1.5
Software	10,182	1.5
Diversified Telecommunication Services	10,000	1.4
Commercial Banks	9,875	1.4
Chemicals	9,728	1.4
Paper & Forest Products	8,040	1.2
Communications Equipment	7,412	1.1
Biotechnology	5,876	0.8
Machinery	3,608	0.5
Total	$695,776	100.0%

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

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Company sold 22,222 shares of common stock to its Adviser, an entity wholly owned by AR Capital, LLC (formerly known as American Realty Capital II, LLC) (the “Sponsor”) on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.  On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and commenced operations as of that date. As of March 31, 2014, the Company had issued 94.1 million shares of common stock for gross proceeds of $1.0 billion including the shares purchased by the Sponsor and shares issued under the Company's distribution reinvestment plan ("DRIP"). As of March 31, 2014, the Company had repurchased 0.3 million shares of common stock for payments of $2.6 million.

On July 13, 2012, the Company, through a wholly-owned, consolidated subsidiary, 405 TRS I, LLC (“405 Sub”), entered into a total return swap agreement (“TRS”) with Citibank, N.A. (“Citi”), which was subsequently amended on October 17, 2012, December 7, 2012, May 10, 2013, July 18, 2013 and October 15, 2013 increasing the maximum possible exposure under the TRS to $350.0 million. The 405 Sub is included within the Company's consolidated financial statements. The consolidated financial statements include both the Company's account and the account of 405 Sub. All significant intercompany transactions have been eliminated in consolidation.

On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, BDCA Funding I, LLC (“Funding I”), entered into a revolving credit facility (the “Wells Fargo Credit Facility”) with Wells Fargo Bank, National Association, as lender, Wells Fargo Securities, as administrative agent (together, “Wells Fargo”) and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Wells Fargo Credit Facility, which was subsequently amended on April 26, 2013 and September 9, 2013, provides for borrowings in an aggregate principal amount of up to $200.0 million on a committed basis, with a term of 60 months.

On February 21, 2014, the Company, through a newly-formed, wholly-owned, consolidated special purpose financing subsidiary, BDCA 2L Funding I, LLC ("2L Funding I"), entered into a revolving credit facility with Deutsche Bank AG, New York Branch as administrative agent and U.S. Bank National Association as collateral agent and collateral custodian (the "Deutsche Bank Credit Facility"). The Deutsche Bank Credit Facility provides for borrowings in an aggregate principal amount of up to $60.0 million on a committed basis, with a 36 month term.

The Company has formed and expects to continue to form taxable wholly-owned, consolidated subsidiaries (the “Taxable Consolidated Subsidiaries”). These Taxable Consolidated Subsidiaries are taxed as corporations for federal income tax purposes and allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

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

The Company has entered into a fund administration servicing agreement and a fund accounting servicing agreement with U.S. Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for the Company to operate. On August 13, 2012, the Company entered into a custody agreement with U.S. Bank National Association (“U.S. Bank”). Under the custody agreement, U.S. Bank holds all of the portfolio securities and cash of the Company for certain of its subsidiaries, and transfers such securities or cash pursuant to the Company’s instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party.

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

The Company consolidates its wholly-owned subsidiaries, Funding I, 2L Funding I, Taxable Consolidated Subsidiaries, and 405 Sub. All significant intercompany balances and transactions have been eliminated in consolidation.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Valuation of Portfolio Investments

Portfolio investments are reported on the balance sheet at fair value. On a quarterly basis, the Company performs an analysis of each investment to determine fair value as follows:

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
(Unaudited)

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Deferred Financing Costs

Financing costs incurred in connection with the Company’s revolving credit facilities with Wells Fargo and Deutsche Bank are capitalized and amortized into expense using the straight-line method over the life of the respective facility. See Note 5 - Borrowings - for details on the credit facilities.

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

As of March 31, 2014, the Company had repurchased 0.3 million shares of common stock for payments of $2.6 million. As of March 31, 2013, the Company had repurchased 0.04 million shares of common stock for payments of $0.4 million.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

New Accounting Pronouncements

In June 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-08, Financial Services – Investment Companies (ASC Topic 946), which affects the scope, measurement and disclosure requirements for investment companies under U.S. GAAP. The amendments: (i) change the approach to the investment company assessment in ASC Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company; (ii) require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than the equity method of accounting; and (iii) require the following additional disclosures (a) the fact that the entity is an investment company and is applying the guidance in ASC Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. This guidance is effective for interim an annual reporting periods beginning on or after December 15, 2013. Management has reviewed the impact of this accounting pronouncement but does not believe it has a material impact on the Company.

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

All of the Company’s investment portfolio at March 31, 2014 was comprised of debt and equity instruments for which Level 1 inputs, such as quoted prices, were not available. Therefore, at March 31, 2014, the investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at March 31, 2014 may differ materially from values that would have been used had a ready market for the securities existed.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

As of March 31, 2014, the Company had one portfolio company, which represented two portfolio investments, on non-accrual status with a total principal amount of $4.2 million, amortized cost of $4.1 million, and no fair value which represented 0.4% and 0.4% of the investment portfolio total principal and amortized cost, respectively. The Company did not have any portfolio investments on non-accrual status as of March 31, 2013. Refer to Note 2 - Summary of Significant Accounting Policies - in the consolidated financial statements included in this report for additional details regarding the Company’s non-accrual policy.

For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings - in the consolidated financial statements included in this report.

The following table presents fair value measurements of investments, by major class, as of March 31, 2014, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$157,102	$301,521	$458,623
Senior Secured Second Lien Debt	—	42,102	83,813	125,915
Subordinated Debt	—	—	57,875	57,875
Collateralized Securities	—	—	153,427	153,427
Equity/Other	—	—	153,825	153,825
Total Return Swap	—	3,278	—	3,278
Total	$—	$202,482	$750,461	$952,943

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended March 31, 2014 (dollars in thousands):

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2013	$195,755	$51,120	$59,701	$105,945	$105,746	$518,267
Net unrealized gains	(139)	(268)	(2,044)	(1,613)	(75)	(4,139)
Purchases and other adjustments to cost	147,286	41,233	218	95,741	52,461	336,939
Sales and redemptions	(41,479)	(8,332)	—	(49,283)	(4,503)	(103,597)
Net realized gain	98	60	—	2,637	196	2,991
Net transfers in and/or out	—	—	—	—	—	—
Balance as of March 31, 2014	$301,521	$83,813	$57,875	$153,427	$153,825	$750,461
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain:	$(58)	$(170)	$(2,044)	$1,249	$(75)	$(1,098)

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

For the three months ended March 31, 2014, there were no transfers out of Level 1, Level 2, or Level 3.

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

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur.

The composition of the Company’s investments as of March 31, 2014, at amortized cost and fair value, were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$457,180	$458,623	48.3%
Senior Secured Second Lien Debt	124,286	125,915	13.3%
Subordinated Debt	60,785	57,875	6.1%
Collateralized Securities	153,380	153,427	16.1%
Equity/Other	148,106	153,825	16.2%
Total	$943,737	$949,665	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

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

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of March 31, 2014 (dollars in thousands). The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$207,241	Yield Analysis	Market Yield	6.50%	15.00%	10.60%
Senior Secured Second Lien Debt (c)	42,611	Yield Analysis	Market Yield	9.25%	15.25%	10.64%
Subordinated Debt	57,875	Yield Analysis	Market Yield	11.50%	17.00%	13.68%
Collateralized Securities (d)	69,439	Discounted Cash Flow	Market Yield	10.81%	15.22%	14.35%
Equity/Other (e)	49,039	Market Multiple Analysis	EBITDA Multiple	0.8x	6.9x	4.4x
Equity/Other (e)	52,209	Discounted Cash Flow	Market Yield	12.58%	14.46%	13.38%
	$478,414
______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)	The remaining $94.3 million of senior secured first lien debt were valued at their respective acquisition prices as the investments closed near the period ending March 31, 2014.

(c)	The remaining $41.2 million of senior secured second lien debt were valued at their respective acquisition prices as the investments closed near the period ending March 31, 2014.

(d)	The remaining $84.0 million of collateralized securities were valued based on recent transactions close to the period ending March 31, 2014.

(e)
The remaining $52.6 million of equity/other investments consisted of $7.1 million which were valued at their respective acquisition prices as the investments closed near the period ending March 31, 2014 and $45.5 million which were valued based on the net asset values published by the respective fund.

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

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$105,740	Yield Analysis	Market Yield	6.25%	15.00%	8.46%
Senior Secured Second Lien Debt (c)	26,495	Yield Analysis	Market Yield	10.75%	13.50%	12.23%
Subordinated Debt (d)	39,870	Yield Analysis	Market Yield	11.50%	14.00%	12.47%
Collateralized Securities (e)	6,099	Discounted Cash Flow	Market Yield	11.00%	11.00%	11.00%
Equity/Other (f)	7,803	Market Multiple Analysis	EBITDA Multiple	1.2x	6.9x	1.8x
Equity/Other (f)	30,000	Discounted Cash Flow	Market Yield	12.58%	12.58%	12.58%
	$216,007
______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)	The remaining $90.0 million of senior secured first lien debt were valued at their respective acquisition prices as the investments closed near year end.

(c)	The remaining $24.6 million of senior secured second lien debt were valued at their respective acquisition prices as the investments closed near year end.

(d)	The remaining $19.8 million of subordinated debt were valued at their respective acquisition prices as the investments closed near year end.

(e)	The remaining $99.8 million of collateralized securities were valued based on recent transactions close to year end.

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

Note 4 — Related Party Transactions and Arrangements

The Sponsor, including its wholly owned subsidiary, the Adviser, owns 0.16 million shares of the Company’s outstanding common stock as of March 31, 2014.

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

For the three months ended March 31, 2014, the Company incurred $3.6 million of management fees, $0.8 million of subordinated incentive fees on income, and $(0.02) million of capital gains incentive fees under the Investment Advisory Agreement, of which the Adviser did not waive any portion of such fees.

For the three months ended March 31, 2013, the Company incurred $0.8 million of management fees, $0.7 million of subordinated incentive fees on income, and $0.3 million of capital gains incentive fees under the Investment Advisory Agreement, of which the Adviser waived $0.4 million of such fees.

For accounting purposes only, the Company is required under U.S. GAAP to also accrue a theoretical capital gains incentive fee based upon unrealized capital appreciation on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a capital gains incentive fee that would theoretically be payable to the Adviser. For the three months ended March 31, 2014 and March 31, 2013, the Company incurred $(0.4) million and $0.2 million of theoretical capital gains incentive fees, respectively. The amounts actually paid to the Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

As a result of discussions with the SEC staff, the Company has determined to no longer include TRS earnings in the computation of subordinated incentive fees on a prospective basis effective January 1, 2014.

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
(Unaudited)

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

The Company has recorded $1.1 million as due from affiliate and $0.3 million as due to affiliate on the consolidated statements of assets and liabilities as of March 31, 2014 and December 31, 2013, respectively, which reflect the netting of amounts due from the Adviser and affiliates and amounts due from the Company. On August 24, 2012, the Adviser made a payment to the Company in the amount of $0.8 million for $1.0 million of operating expenses pursuant to the Expense Support Agreement netted against $0.2 million due from the Company to the Adviser as reimbursement for payments made by the Adviser on behalf of the Company. As of March 31, 2014, the Adviser had assumed on a cumulative basis, $1.0 million of operating expenses pursuant to the Expense Support Agreement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Offering Costs

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for offering expenses to the extent that, together with all prior offering expenses, the amounts exceed 1.5% of the aggregate gross proceeds from the Company’s on-going offering. As of March 31, 2014, offering costs in the amount of $0.8 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser; however, the Company may, but is not obligated to, pay certain amounts back to the Adviser over time. As of December 31, 2013, offering costs in the amount of $1.6 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser.

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

The following table reflects the fees incurred and payable to our Dealer Manager, the Adviser and transfer agent as of and for the three months ended March 31, 2014 (dollars in thousands):

	Incurred for the Three Months Ended	Payable as of
	March 31, 2014	March 31, 2014
Selling commissions and dealer manager fees (1)	$28,237	$—
Offering costs	3,328	428
Management and incentive fees	4,391	6,850
Investment banking advisory fees (2)	164	—
Total related party fees	$36,120	$7,278

The following table reflects the fees incurred and unpaid to our Dealer Manager, the Adviser and transfer agent as of and for the year ended December 31, 2013 (dollars in thousands):

	Incurred for the Year Ended	Payable as of
	December 31, 2013	December 31, 2013
Selling commissions and dealer manager fees (1)	$45,000	$—
Offering costs	4,198	198
Management and incentive fees	13,549	8,068
Investment banking advisory fees (2)	548	—
Total related party fees	$63,295	$8,266
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

(2)	Investment banking advisory fees were paid to the Dealer Manager for strategic advisory services provided to the Company

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Note 5 — Borrowings

On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank, as collateral agent, account bank and collateral custodian. The Wells Fargo Credit Facility provides for borrowings in an aggregate principal amount of up to $200.0 million on a committed basis, with a term of 60 months.

The Company may contribute cash or loans to Funding I from time to time to retain a residual interest in any assets contributed through its ownership of Funding I or will receive fair market value for any loans sold to Funding I. Funding I may purchase additional loans from various sources. Funding I has appointed the Company as servicer to manage its portfolio of loans. Funding I's obligations under the Wells Fargo Credit Facility are secured by a first priority security interest in substantially all of the assets of Funding I, including its portfolio of loans. The obligations of Funding I under the Wells Fargo Credit Facility are non-recourse to the Company.

The Wells Fargo Credit Facility will be priced at the one month maturity London Interbank Offered Rate ("LIBOR"), with no LIBOR floor, plus a spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the aggregate principal amount available under the Wells Fargo Credit Facility has not been borrowed. The non-usage fee per annum for the first six months is 0.50%; thereafter, the non-usage fee per annum is 0.50% for the first 20% of the unused balance and 2.0% for the portion of the unused balance that exceeds 20%. For the three months ended March 31, 2014 and March 31, 2013, the Company incurred $0.1 million, and $0.05 million, respectively, of non-usage fees. Any amounts borrowed under the Wells Fargo Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable in April 2018.

Borrowings under the Wells Fargo Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. As of March 31, 2014, the Company was in compliance with regards to the Wells Fargo Credit Facility covenants. The Wells Fargo Credit Facility may be prepaid in whole or in part, subject to customary breakage costs. In the event that the Wells Fargo Credit Facility is terminated prior to the first anniversary, an additional amount is payable to Wells Fargo equal to 2.00% of the maximum amount of the Wells Fargo Credit Facility.

The Wells Fargo Credit Facility contains customary default provisions for facilities of this type pursuant to which Wells Fargo may terminate the rights, obligations, power and authority of the Company, in its capacity as servicer of the portfolio assets under the Wells Fargo Credit Facility, including, but not limited to, non-performance of Wells Fargo Credit Facility obligations, insolvency, defaults of certain financial covenants and other events with respect to the Company that may be adverse to Wells Fargo and the secured parties under the Wells Fargo Credit Facility.

In connection with the Wells Fargo Credit Facility, Funding I has made certain representations and warranties, is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities and is subject to certain customary events of default. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare the outstanding advances and all other obligations under the Wells Fargo Credit Facility immediately due and payable. During the continuation of an event of default, Funding I must pay interest at a default rate.

Borrowings of Funding I will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act, applicable to BDCs.

On February 21, 2014, the Company, through 2L Funding I, entered into the Deutsche Bank Credit Facility with Deutsche Bank, as lender and as administrative agent and U.S. Bank, as collateral agent and collateral custodian.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The Deutsche Bank Credit Facility provides for borrowings in an aggregate principal amount of up to $60.0 million with a term of 36 months. The Deutsche Bank Credit Facility will be priced at LIBOR plus 4.25%, with no LIBOR floor. The undrawn rate is 0.75%. 2L Funding Sub I will be subject to a minimum utilization of 50% of the loan amount in the first 12-months and 65% of the loan amount thereafter, measured quarterly. If the utilized portion of the loan amount is less than the foregoing thresholds, such shortfalls shall bear interest at LIBOR plus 4.25%. For the three months ended March 31, 2014, the Company incurred $0.1 million of non-usage fees. The Company did not incur any non-usage fees for the three months ended March 31, 2013 as the Company had not entered into the Deutsche Bank Credit Facility as of March 31, 2013. The Deutsche Bank Credit Facility provides for monthly interest payments for each drawn loan. Any amounts borrowed under the Deutsche Bank Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, in January 2017. 2L Funding I paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Deutsche Bank Credit Facility.

Borrowings under the Deutsche Bank Credit Facility are subject to compliance with a borrowing base. The Deutsche Bank Credit Facility may be prepaid in whole or in part, subject to a prepayment fee. The Deutsche Bank Credit Facility contains customary default provisions including, but not limited to, non-payment of principal, interest or other obligations under the Deutsche Bank Credit Facility, insolvency, defaults of certain financial covenants and other events with respect to us that may be adverse to Deutsche Bank and the secured parties under the facility.

In connection with the Deutsche Bank Credit Facility, 2L Funding I has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. Upon the occurrence and during the continuation of an event of default, subject, in certain instances, to applicable cure periods, Deutsche Bank may declare the outstanding advances and all other obligations under the Deutsche Bank Credit Facility immediately due and payable. During the continuation of an event of default, 2L Funding I must pay interest at a default rate.

Borrowings of 2L Funding I will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies.

As of March 31, 2014 , the Company had gross deferred financing costs of $2.7 million, net of accumulated amortization of $0.6 million in connection with the Wells Fargo Credit Facility and $0.9 million, net of accumulated amortization of $0.03 million in connection with the Deutsche Bank Credit Facility. As of December 31, 2013, the Company had gross deferred financing costs of $2.3 million, net of accumulated amortization of $0.4 million in connection with the Wells Fargo Credit Facility. At March 31, 2014, $154.7 million was drawn on the Wells Fargo Credit Facility and no funds were drawn on the Deutsche Bank Credit Facility. At December 31, 2013, $132.7 million was drawn on the Wells Fargo Credit Facility. For the three months ended March 31, 2014, the Company incurred interest expense related to the outstanding borrowings on the Wells Fargo Credit Facility in the amount of $0.9 million. For the year ended December 31, 2013, the Company incurred interest expense related to the outstanding borrowings on the Wells Fargo Credit Facility in the amount of $1.2 million.

The weighted average annualized interest cost for all borrowings for the three months ended March 31, 2014 and March 31, 2013 was 2.42% and 2.61%, respectively. The average debt outstanding for the three months ended March 31, 2014 and March 31, 2013 was $152.1 million and $30.0 million, respectively. The maximum debt outstanding for the three months ended March 31, 2014 and March 31, 2013 was $154.7 million and $33.9 million, respectively.

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

	Level	Carrying Amount at March 31, 2014	Fair Value at March 31, 2014
Wells Fargo Credit Facility	3	$154,687	$154,687
Deutsche Bank Credit Facility	3	$—	$—

	Level	Carrying Amount at December 31, 2013	Fair Value at December 31, 2013
Wells Fargo Credit Facility	3	$132,687	$132,687

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

The obligations of 405 Sub under the TRS are non-recourse to the Company and the Company's exposure to the TRS is limited to the amount that it contributes to 405 Sub in connection with the TRS. Generally, that amount will be the amount that 405 Sub is required to post as cash collateral for each loan (which in most instances is approximately 25% of the market value of a loan at the time that such loan is purchased). The cash collateral on deposit as of March 31, 2014 was $79.0 million. The cash collateral on deposit as of December 31, 2013 was $76.9 million. As amended, the TRS provides that 405 Sub may select a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the TRS) of $350.0 million.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

At March 31, 2014, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and consolidated statements of operations consisted of the following (dollars in thousands):

	Net Receivable	Net Realized Gains
Interest and other income from TRS portfolio	$4,117	$5,467
TRS interest expense	(801)	(1,029)
Gains on TRS asset sales	78	1,013
Net realized gain from TRS	$3,394	$5,451

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

As of March 31, 2014 and December 31, 2013, the fair value of the TRS was $3.3 million and $3.2 million, respectively.

As of March 31, 2014, 405 Sub had exposure to 29 underlying loans with a total notional amount of $305.9 million and posted $79.0 million in cash collateral held by Citi, which is reflected in cash collateral on deposit with custodian on the consolidated statements of assets and liabilities. As of December 31, 2013, 405 Sub had exposure to 32 underlying loans with a total notional amount of $293.0 million and posted $76.9 million in cash collateral held by Citibank, which is reflected in cash collateral on deposit with custodian on the consolidated statements of assets and liabilities.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The following is a summary of the underlying loans subject to the TRS as of March 31, 2014 (dollars in thousands):

Underlying Loan (a)	Industry	Investment Coupon Rate/Maturity Date	Principal	Notional Amount	Market Value	Unrealized Appreciation (Depreciation)
Senior Secured First Lien Debt
AM General LLC	Aerospace & Defense	L+9.00%, 3/22/2018	$6,475	$6,281	$5,730	$(551)
Amneal Pharmaceuticals LLC	Biotechnology	L+4.75%, 11/1/2019	11,940	11,821	11,985	164
Avaya Inc.	Communications Equipment	L+5.50%, 3/31/2018	14,956	14,881	14,972	91
BBTS Borrower LP	Oil, Gas & Consumable Fuels	L+6.50%, 6/4/2019	18,810	18,686	18,969	283
Caesar's Entertainment Resort Properties, LLC	Hotels, Restaurants & Leisure	L+6.00%, 10/11/2020	11,970	11,731	12,115	384
Clover Technologies Group, LLC (aka 4L Holdings)	Commercial Services & Supplies	L+5.50%, 5/7/2018	11,182	11,125	11,155	30
Corner Investment Propco, LLC	Hotels, Restaurants & Leisure	L+9.75%, 11/2/2019	9,000	8,932	9,225	293
Excelitas Technologies Corp.	Electronic Equipment, Instruments & Components	L+5.00%, 11/2/2020	17,228	17,056	17,292	236
Expera Specialty Solutions, LLC	Paper & Forest Products	L+6.25%, 12/16/2018	6,948	6,809	7,000	191
Hearthside Food Solutions, LLC	Food Products	L+5.25%, 6/7/2018	5,360	5,335	5,360	25
Ikaria Inc.	Biotechnology	L+6.00%, 7/31/2018	17,500	17,413	17,603	190
Jackson Hewitt Inc.	Diversified Consumer Services	L+8.50%, 10/16/2017	8,625	8,386	8,560	174
Liquidnet Holdings, Inc	Capital Markets	L+8.00%, 5/8/2017	8,075	7,994	8,065	71
MCS AMS Sub-Holdings LLC	Real Estate Management & Development	L+6.00%, 10/15/2019	15,000	14,550	14,550	—
Miller Heiman, Inc.	Media	L+5.75%, 9/30/2019	13,664	13,254	13,163	(91)
North Atlantic Trading Company Inc	Food Products	L+6.50%, 1/13/2020	7,981	7,901	8,040	139
NXT Capital, LLC	Commercial Banks	L+5.25%, 9/4/2018	9,950	9,851	10,000	149
Premier Dental Services, Inc.	Health Care Providers & Services	L+7.00%, 11/1/2018	9,975	9,925	9,987	62
Pre-Paid Legal Services, Inc.	Diversified Consumer Services	L+5.00%, 7/1/2019	11,784	11,669	11,887	218
RedPrairie Corp.	Software	L+10.00%, 12/21/2018	17,456	17,456	17,383	(73)
St. George's University Scholastic Services LLC	Diversified Consumer Services	L+7.00%, 12/20/2017	5,977	5,857	6,022	165
STG-Fairway Acquisitions, Inc.	Professional Services	L+5.00%, 2/28/2019	11,905	11,786	11,935	149
SunGard Availability Services Capital, Inc.	Business Equipment & Services	L+5.00%, 3/31/2019	10,000	9,950	10,013	63
Therakos, Inc.	Biotechnology	L+6.25%, 12/27/2017	7,462	7,425	7,506	81
United Central Industrial Supply Company, LLC	Commercial Services & Supplies	L+6.25%, 10/9/2018	4,938	4,740	4,863	123
US Shipping LLC	Marine	L+7.75%, 4/30/2018	11,910	11,828	12,148	320
Varel International Ind., LP	Oil, Gas & Consumable Fuels	L+7.75%, 7/17/2017	4,781	4,686	4,817	131
Vestcom International, Inc.	Media	L+5.75%, 12/26/2018	8,925	8,806	8,925	119
Sub Total Senior Secured First Lien Debt				$296,134	$299,270	$3,136

Senior Secured Second Lien Debt
NCP Finance Limited Partnership	Consumer Finance	L+9.75%, 10/1/2018	$9,950	$9,751	$9,900	$149
Sub Total Senior Secured Second Lien Debt				$9,751	$9,900	$149
Total				$305,885	$309,170	$3,285

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

______________

(a)
All of the companies that issued the underlying loans that are subject to the TRS are eligible portfolio companies, as defined in the Investment Company Act of 1940, except Caesar's Entertainment Resort Properties, LLC, NXT Capital LLC, and St. George's University Scholastic Services LLC.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Underlying Loan (a)	Industry	Investment Coupon Rate/Maturity Date	Principal	Notional Amount	Market Value	Unrealized Appreciation (Depreciation)
Therakos, Inc.	Biotechnology	L+6.25%, 12/27/2017	$7,481	$7,444	$7,487	43
United Central Industrial Supply Company, LLC	Commercial Services & Supplies	L+6.25%, 10/9/2018	4,950	4,752	4,702	$(50)
US Shipping LLC	Marine	L+7.75%, 4/30/2018	11,940	11,858	12,209	351
Varel International Ind., LP	Oil, Gas & Consumable Fuels	L+7.75%, 7/17/2017	4,850	4,753	4,923	170
Vestcom International, Inc.	Media	L+5.75%, 12/26/2018	7,444	7,332	7,453	121
Sub Total Senior Secured First Lien Debt				$280,514	$283,442	$2,928

Senior Secured Second Lien Debt
NCP Finance Limited Partnership	Consumer Finance	L+9.75%, 10/1/2018	$9,975	$9,776	$9,925	$149
RedPrairie Corp.	Software	L+10.00%, 12/14/2019	3,000	2,690	2,793	103
Sub Total Senior Secured Second Lien Debt				$12,466	$12,718	$252
Total				$292,980	$296,160	$3,180
______________

(a)
All of the companies that issued the underlying loans that are subject to the TRS are eligible portfolio companies, as defined in the Investment Company Act of 1940, except Caesar's Entertainment Resort Properties, LLC, Mitel Networks Corp., NXT Capital LLC, and St. George's University Scholastic Services LLC.

Note 7 — Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2014, the Company had unfunded commitments on delayed draw term loans of $24.4 million and unfunded equity commitments of $20.2 million. As of December 31, 2013, the Company had unfunded commitments on delayed draw term loans of $25.6 million and unfunded equity commitments of $20.0 million. The unfunded commitments are disclosed in the Company's Consolidated Schedule of Investments.

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

Note 9 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and through March 31, 2014, the Company had sold 94.1 million shares of common stock for gross proceeds of $1.0 billion, including shares purchased by the Sponsor and shares issued under the DRIP. As of March 31, 2014, the Company had repurchased 0.3 million shares of common stock for payments of $2.6 million.

The following table reflects the common stock activity for the three months ended March 31, 2014 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	29,879,459	$329,461
Shares Issued through DRIP	673,532	6,789
Share Repurchases	(92,514)	(963)
	30,460,477	$335,287

The following table reflects the common stock activity for the three months ended March 31, 2013 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	7,277,096	$77,543
Shares Issued through DRIP	118,354	1,143
Share Repurchases	(15,405)	(156)
	7,380,045	$78,530

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The Company currently intends to limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its DRIP. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, as of September 30, 2013, the Company will limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company will offer to repurchase such shares on each date of repurchase at a price equal to 92.5% of the public offering price in effect on each date of repurchase, which will be determined in the same manner that the Company determined the public offering price per share for purposes of its continuous public offering. The Company’s board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice. The first quarterly tender offer commenced on September 12, 2012 and was completed on October 8, 2012. Upon completion of its first quarterly tender offer, on October 8, 2012, the Company repurchased 0 shares at the offered price of $9.7125 per share for aggregate consideration totaling $0. The second quarterly tender offer commenced on December 13, 2012 and was completed on January 15, 2013. Upon completion of this tender offer on January 15, 2013, the Company repurchased 10,732 shares at the offered price of $9.8975 per share for aggregate consideration totaling $0.1 million. The third quarterly tender offer commenced on March 27, 2013, which was completed on April 25, 2013. Upon completion of this tender offer, the Company repurchased 29,625 shares at the offered price of $10.18 per share for aggregate consideration totaling $0.3 million. The fourth quarterly tender offer commenced on July 15, 2013, which was completed on August 13, 2013. Upon completion of this tender offer, the Company repurchased 30,365 shares at the offered price of $10.18 per share for aggregate consideration totaling $0.3 million. The fifth quarterly tender offer commenced on October 22, 2013, and was completed on November 21, 2013. Upon completion of this tender offer, the Company repurchased 55,255 shares at the offer price of $10.36 per share for aggregate consideration totaling $0.6 million. The sixth quarterly tender offer commenced on February 4, 2013, and was completed on March 6, 2014. The consideration for the repurchased shares was $0.7 million based on the repurchase of 68,969 shares at $10.36 which is 92.5% of the current public offering price of $11.20.

Note 11 — Net Increase in Net Assets

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of March 31, 2014 and 2013.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended March 31, 2014, and March 31, 2013 (dollars in thousands except share and per share amounts):

	For the three months ended March 31,	For the three months ended March 31,
	2014	2013
Basic and diluted
Net increase in net assets from operations	$17,400	$7,940
Weighted average common shares outstanding	78,450,124	18,939,009
Net increase in net assets resulting from operations per share - basic and diluted	$0.22	$0.42

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

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

Note 12 — Distributions

The Company has declared and paid cash distributions to stockholders on a monthly basis since it commenced operations. From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of March 31, 2014, the Company had accrued $6.7 million in stockholder distributions that were unpaid. As of December 31, 2013, the Company had accrued $4.6 million in stockholder distributions that were unpaid.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
July 31, 2012	August 1, 2012	$0.07	$361	$146	$507
August 31, 2012	September 4, 2012	0.07	394	173	567
September 30, 2012	October 1, 2012	0.06	429	203	632
October 31, 2012	November 1, 2012	0.07	505	247	752
November 30, 2012	December 3, 2012	0.07	612	287	899
December 17, 2012	December 27, 2012	0.09	917	462	1,379
December 31, 2012	January 2, 2013	0.07	682	341	1,023
			$4,904	$2,236	$7,140
2013:
January 31, 2013	February 1, 2013	$0.07	$787	$395	$1,182
February 28, 2013	March 1, 2013	0.06	797	408	1,205
March 31, 2013	April 1, 2013	0.07	1,008	525	1,533
April 30, 2013	May 1, 2013	0.07	1,098	590	1,688
May 31, 2013	June 1, 2013	0.07	1,276	755	2,031
June 30, 2013	July 1, 2013	0.07	1,396	893	2,289
July 31, 2013	August 1, 2013	0.07	1,608	1,071	2,679
August 31, 2013	September 1, 2013	0.07	1,764	1,285	3,049
September 30, 2013	October 1, 2013	0.07	1,868	1,408	3,276
October 31, 2013	November 1, 2013	0.07	2,092	1,673	3,765
November 30, 2013	December 2, 2013	0.07	2,225	1,799	4,024
December 31, 2013	January 2, 2014	0.07	2,504	2,074	4,578
			$18,423	$12,876	$31,299
2014:
January 31, 2014	February 4, 2014	$0.07	$2,718	$2,317	$5,035
February 28, 2014	March 3, 2014	0.06	2,751	2,399	5,150
March 31, 2014	April 1, 2014	0.07	3,499	3,196	6,695
April 30, 2014	May 1, 2014	0.07	3,816	3,608	7,424
			$12,784	$11,520	$24,304
			$36,204	$26,697	$62,901
The following table reflects the stock distributions per share that the Company declared on its common stock to date:

Date Declared	Record Date	Payment Date	Per Share	Distribution Percentage	Shares Issued
March 29, 2012	May 1, 2012	May 2, 2012	$0.05	0.49%	25,709

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Note 13 — Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2014 and March 31, 2013:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2014	2013
Per share data:
Net asset value, beginning of period	$9.86	$9.41

Results of operations (1) Net investment income	0.15	0.12
Net realized and unrealized appreciation (depreciation) on investments	(0.01)	0.08
Net realized and unrealized appreciation on total return swap	0.07	0.22
Net increase in net assets resulting from operations	0.21	0.42

Stockholder distributions (2) Distributions from net investment income	(0.16)	(0.12)
Distributions from net realized gain on investments and total return swap	(0.06)	(0.09)
Net decrease in net assets resulting from stockholder distributions	(0.22)	(0.21)

Capital share transactions Issuance of common stock (3)	0.09	0.09
Repurchases of common stock (4)	—	—
Offering costs	(0.06)	(0.08)
Net increase in net assets resulting from capital share transactions	0.03	0.01
Net asset value, end of period	$9.88	$9.63
Shares outstanding at end of period	94,132,120	22,323,260
Total return (6)	2.37%	4.47%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$930,415	$214,868
Ratio of net investment income to average net assets (5)(8)	6.22%	5.03%
Ratio of operating expenses to average net assets (5)(8)	3.41%	4.90%
Ratio of incentive fees to average net assets (8)	0.10%	1.49%
Ratio of credit facility related expenses to average net assets (8)	0.67%	0.69%
Portfolio turnover rate (7)	18.66%	44.57%

______________

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

(1)
The per share data was derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense waiver and reimbursement equals $0.15 for the three months ended March 31, 2014. Net investment income per share excluding the expense waiver and reimbursements equals $0.40 for the three months ended March 31, 2013.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous offering.

(4)	The per share impact of the Company's repurchases of common stock is a reduction to net asset value of less than$0.01 per share during the three months ended March 31, 2014.

(5)
For the three months ended March 31, 2014, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses, and incentive fees to average net assets is 6.22%, 3.41%, and 0.10% , respectively. For the three months ended March 31, 2013, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses and incentive fees to average net assets was 4.10%, 5.82%, and 2.41% , respectively.

(6)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the three months ended March 31, 2014, includes the effect of the expense waiver and reimbursement which equaled 0.00%. The total return based on net asset value for the three months ended March 31, 2013, includes the effect of the expense waiver and reimbursement which equaled 0.23%.

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

From April 1, 2014 to May 15, 2014, the Company has issued 19.3 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $214.4 million.

On May 6, 2014, the Company, through 405 Sub, amended and restated its total return swap agreement (the "Sixth Amended Agreement") with Citi. The Sixth Amended Agreement increases the maximum aggregate market value of the portfolio of loans that 405 Sub may elect from $350.0 million to $450.0 million.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

SCHEDULE OF INVESTMENTS AND ADVANCES TO AFFILIATES
(dollars in thousands)
(Unaudited)

Schedule 12-14

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value December 31, 2013	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2014
Control Investments
Kahala US OpCo LLC	Senior Secured First Lien Debt	$535	$15,860	$3,683	$—	$—	$—	$19,543
Kahala Aviation Holdings, LLC (2)	Equity/Other	—	—	—	—	—	—	—
Kahala Aviation Holdings, LLC - Preferred Shares	Equity/Other	—	5,271	1,050	—	—	—	6,321
Park Ave RE Holdings, LLC	Senior Secured First Lien Debt	431	9,750	14,338	—	—	—	24,088
Park Ave RE, Inc.	Equity/Other	—	33	46	—	—	(79)	—
Park Ave RE, Inc. - Preferred Shares	Equity/Other	—	3,218	4,591	—	—	—	7,809
Total Control Investments		$966	$34,132	$23,708	$—	$—	$(79)	$57,761

Affiliate Investments
Apidos XVI CLO, LTD. Subordinated Notes	Collateralized Securities	$441	$13,650	$—	$—	$—	$(66)	$13,584
Catamaran CLO 2013-1 Ltd. Subordinated Notes	Collateralized Securities	247	20,404	—	(21,176)	3,236	(2,464)	—
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	1,069	28,086	—	(3,243)	—	—	24,843
Fifth Street Senior Loan Fund I, LLC	Equity/Other	—	—	14,455	—	—	—	14,455
Garrison Funding 2013-1 Ltd. Subordinated Notes	Collateralized Securities	—	15,000	—	—	—	—	15,000
JMP Credit Advisors CLO II Ltd. Subordinated Notes	Collateralized Securities	27	6,099	—	(6,100)	400	(399)	—
MidOcean Credit CLO II, Ltd. Subordinated Notes	Collateralized Securities	184	20,543	—	(20,543)	—	—	—
MidOcean Credit Fund Management LP	Collateralized Securities	823	—	34,058	—	—	—	34,058
NewStar Arlington Fund, LLC	Equity/Other	780	30,000	—	—	—	—	30,000
OFSI Fund VI, Ltd. Subordinated Notes	Collateralized Securities	177	—	32,895	—	—	—	32,895
OFSI Fund VI, Ltd. Warehouse	Collateralized Securities	123	—	17,000	(17,000)	—	—	—
PennantPark Credit Opportunities Fund, LP	Equity/Other	158	10,550	—	—	—	241	10,791
Related Fee Agreements	Collateralized Securities	82	—	5,130	—	—	—	5,130
Shackleton 2014-V CLO, LTD. Subordinated Notes	Collateralized Securities	113	—	26,250	—	—	—	26,250
South Grand MM CLO I, LLC	Equity/Other	69	872	21,337	—	—	—	22,209
THL Credit Greenway Fund II LLC	Equity/Other	236	9,005	2,962	—	—	(29)	11,938
Total Affiliate Investments		$4,529	$154,209	$154,087	$(68,062)	$3,636	$(2,717)	$241,153
Total Control & Affiliate Investments		$5,495	$188,341	$177,795	$(68,062)	$3,636	$(2,796)	$298,914
This schedule should be read in connection with the Company’s Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________________________________________

(1)	The principal amount and ownership detail are shown in the Consolidated Schedules of Investments.

(2)	In accordance with the subscription agreement executed with Kahala Aviation Holdings, LLC dated December 23, 2013, the Company owns 84 common units of shares.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

SCHEDULE OF INVESTMENTS AND ADVANCES TO AFFILIATES
(dollars in thousands)
(Unaudited)

Schedule 12-14

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value December 31, 2012	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2013
Control Investments								$—
Kahala US OpCo LLC	Senior Secured First Lien Debt	$51	$—	$15,860	$—	$—	$—	$15,860
Kahala Aviation Holdings, LLC (2)	Equity/Other	—	—	—	—	—	—	—
Kahala Aviation Holdings, LLC - Preferred Shares	Equity/Other	—	—	5,271	—	—	—	5,271
Park Ave RE Holdings, LLC	Senior Secured First Lien Debt	4	—	9,750	—	—	—	9,750
Park Ave RE, Inc.	Equity/Other	—	—	33	—	—	—	33
Park Ave RE, Inc. - Preferred Shares	Equity/Other	—	—	3,218	—	—	—	3,218
Total Control Investments		$55	$—	$34,132	$—	$—	$—	$34,132

Affiliate Investments
Apidos XVI CLO, LTD. Subordinated Notes	Collateralized Securities	$—	$—	$18,200	$(4,675)	$125	$—	$13,650
Catamaran CLO 2013-1 Ltd. Subordinated Notes	Collateralized Securities	1,780	—	23,000	(5,790)	730	2,464	20,404
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	—	—	28,086	—	—	—	28,086
Garrison Funding 2013-1 Ltd. Subordinated Notes	Collateralized Securities	385	—	15,000	—	—	—	15,000
JMP Credit Advisors CLO II Ltd. Subordinated Notes	Collateralized Securities	513	—	5,700	—	—	399	6,099
MidOcean Credit CLO II, Ltd. Subordinated Notes	Collateralized Securities	—	—	20,543	—	—	—	20,543
NewStar Arlington Fund, LLC	Equity/Other	1,093	—	30,000	—	—	—	30,000
PennantPark Credit Opportunities Fund, LP	Equity/Other	438	5,137	5,000	—	—	413	10,550
Shackleton 2013-IV CLO, LTD. Subordinated Notes	Collateralized Securities	1,765	—	24,760	(24,760)	—	—	—
South Grand MM CLO I, LLC	Equity/Other	—	—	872	—	—	—	872
THL Credit Greenway Fund II LLC	Equity/Other	606	—	11,630	(2,693)	—	68	9,005
Total Affiliate Investments		$6,580	$5,137	$182,791	$(37,918)	$855	$3,344	$154,209
Total Control & Affiliate Investments		$6,635	$5,137	$216,923	$(37,918)	$855	$3,344	$188,341
This schedule should be read in connection with the Company’s Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
_____________________________________________________

(1)	The principal amount and ownership detail are shown in the Consolidated Schedules of Investments.

(2)	In accordance with the subscription agreement executed with Kahala Aviation Holdings, LLC dated December 23, 2013, the Company owns 84 common units of shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013. Other factors that could cause actual results to differ materially include:

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

On January 25, 2011, we commenced our initial public offering (the "IPO") on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. We sold 22,222 shares of common stock to our Adviser on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. On August 25, 2011, we raised sufficient funds to break escrow on our IPO and commenced operations as of that date. As of March 31, 2014, we had issued 94.1 million shares of common stock for gross proceeds of $1.0 billion including the shares purchased by the Sponsor and shares issued under our distribution reinvestment plan ("DRIP"). As of March 31, 2014, we had repurchased 0.3 million shares of common stock for payments of $2.6 million.

On July 13, 2012, we, through a wholly-owned, consolidated subsidiary, 405 TRS I, LLC ("405 Sub"), entered into a total return swap agreement ("TRS") with Citibank, N.A. ("Citi"), which was subsequently amended on October 17, 2012, December 7, 2012, May 10, 2013, July 18, 2013, and October 15, 2013, to increase the aggregate market value of the portfolio of loans selected by 405 Sub to $350.0 million. 405 Sub is included within our consolidated financial statements. As amended, the TRS provides that 405 Sub may select a portfolio of loans with a maximum aggregate value (determined at the time such loans become subject to the TRS) of $350.0 million. The consolidated financial statements include both our accounts and the accounts of 405 Sub. All significant intercompany transactions have been eliminated in consolidation.

On July 24, 2012, we, through a wholly-owned, consolidated special purpose financing subsidiary, BDCA Funding I, LLC ("Funding I"), entered into a revolving credit facility (the "Wells Fargo Credit Facility") with Wells Fargo Bank, National Association, as lender, Wells Fargo Securities, as administrative agent (together, "Wells Fargo") and U.S. Bank National Association ("U.S. Bank"), as collateral agent, account bank and collateral custodian. The Wells Fargo Credit Facility, which was subsequently amended on April 26, 2013 and September 9, 2013, provides for borrowings in an aggregate principal amount of up to $200.0 million on a committed basis, with a term of 60 months. Funding I is included within our consolidated financial statements. The consolidated financial statements include both our accounts and the accounts of Funding I. All significant intercompany transactions have been eliminated in consolidation.

On February 21, 2014, the Company, through a newly-formed, wholly-owned, consolidated special purpose financing subsidiary, BDCA 2L Funding I, LLC ("2L Funding I"), entered into a revolving credit facility with Deutsche Bank AG, New York Branch as administrative agent and U.S. Bank as collateral agent and collateral custodian (the "Deutsche Bank Credit Facility"). The Deutsche Bank Credit Facility provides for borrowings in an aggregate principal amount of up to $60.0 million on a committed basis, with a 36 month term.

We have formed and expect to continue to form taxable wholly-owned, consolidated subsidiaries (the “Taxable Consolidated Subsidiaries”). These Taxable Consolidated Subsidiaries are taxed as corporations for federal income tax purposes and allow us to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

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

We have entered into a fund administration servicing agreement and a fund accounting servicing agreement with U.S. Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary to operate. On August 13, 2012, we entered into a custody agreement with U.S. Bank. Under the custody agreement, U.S. Bank will hold all of our portfolio securities and cash for certain of our subsidiaries, and will transfer such securities or cash pursuant to our instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the IPO. The Adviser and the Dealer Manager are related parties and receive compensation and fees for services related to the IPO and for the investment and management of our assets. The Adviser receives fees during the offering, operational and liquidation stages while the Dealer Manager receives fees during the offering stage. The Adviser pays to the Administrator a portion of the fees payable to the Adviser for the performance of these support services.

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

Valuation of Portfolio Investments

Portfolio investments are reported on the consolidated statements of assets and liabilities at fair value. On a quarterly basis, the Company performs an analysis of each investment to determine fair value as follows:

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

New Accounting Pronouncements

In June 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-08, Financial Services – Investment Companies (ASC Topic 946), which affects the scope, measurement and disclosure requirements for investment companies under U.S. GAAP. The amendments: (i) change the approach to the investment company assessment in ASC Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company; (ii) require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than the equity method of accounting; and (iii) require the following additional disclosures (a) the fact that the entity is an investment company and is applying the guidance in ASC Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. This guidance is effective for interim an annual reporting periods beginning on or after December 15, 2013. Management has reviewed the impact of this accounting pronouncement but does not believe it has a material impact on the Company.

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

Portfolio and Investment Activity

During the three months ended March 31, 2014, we made $406.3 million of investments in new portfolio companies and had $153.5 million in aggregate amount of exits and repayments, resulting in net investment activity of $252.8 million for the period.

Our portfolio composition, based on fair value, including the value of the TRS underlying loans, at March 31, 2014 was as follows:

	At March 31, 2014
	Percentage of Total Portfolio (1)	Weighted Average Current Yield for Total Portfolio (1) (2)	Percentage of TRS Underlying Loans	Weighted Average Current Yield for TRS Underlying Loans	Percentage of Total Portfolio Including TRS Underlying Loans	Weighted Average Current Yield for Total Portfolio Including TRS Underlying Loans (2)
Senior Secured First Lien Debt	48.3%	8.4%	96.8%	7.5%	60.2%	8.1%
Senior Secured Second Lien Debt	13.3	10.5	3.2	11.1	10.8	10.5
Subordinated Debt	6.1	14.3	—	—	4.6	14.3
Collateralized Securities (3)	16.1	15.3	—	—	12.2	15.3
Equity/Other	16.2	N/A	—	N/A	12.2	N/A
Total	100.0%	10.5%	100.0%	7.7%	100.0%	9.7%
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

During the year ended December 31, 2013, we made $815.9 million of investments in new portfolio companies and had $270.0 million in aggregate amount of exits and repayments, resulting in net investment activity of $545.9 million for the period.

Our portfolio composition, based on fair value, including the value of the TRS underlying loans, at December 31, 2013 was as follows:

	At December 31, 2013
	Percentage of Total Portfolio (1)	Weighted Average Current Yield for Total Portfolio (1) (2)	Percentage of TRS Underlying Loans	Weighted Average Current Yield for TRS Underlying Loans	Percentage of Total Portfolio Including TRS Underlying Loans	Weighted Average Current Yield for Total Portfolio Including TRS Underlying Loans (2)
Senior Secured First Lien Debt	47.9%	8.3%	95.7%	7.7%	62.2%	8.0%
Senior Secured Second Lien Debt	13.1	10.7	4.3	11.3	10.4	11.3
Subordinated Debt	8.6	13.9	—	—	6.0	13.3
Collateralized Securities (3)	15.2	12.0	—	—	10.7	12.0
Equity/Other	15.2	N/A	—	N/A	10.7	N/A
Total	100.0%	8.4%	100.0%	7.8%	100.0%	9.3%
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

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value at March 31, 2014 (dollars in thousands):

	At March 31, 2014
	Investments at Fair Value (1)	Percentage of Total Portfolio (1)	Value of TRS Underlying Loans (2)	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Diversified Investment Vehicles (3)	$251,126	26.5%	$—	—%	$251,126	19.8%
Media	56,698	6.0	22,088	7.2	78,786	6.2
Food Products	62,892	6.7	13,400	4.3	76,292	6.0
Health Care Providers & Services	65,043	6.9	9,987	3.2	75,030	5.9
Electronic Equipment, Instruments & Components	39,216	4.1	17,292	5.6	56,508	4.5
Hotels, Restaurants & Leisure	34,497	3.6	21,340	6.9	55,837	4.4
Publishing	55,374	5.8	—	—	55,374	4.4
Diversified Consumer Services	27,805	2.9	26,469	8.6	54,274	4.3
Oil, Gas & Consumable Fuels	27,217	2.9	23,786	7.7	51,003	4.1
Aerospace & Defense	40,789	4.3	5,730	1.9	46,519	3.7
Real Estate Management & Development	31,897	3.4	14,550	4.7	46,447	3.7
Consumer Finance	29,884	3.1	9,900	3.2	39,784	3.2
Professional Services	25,729	2.7	11,935	3.9	37,664	3.0
Marine	25,228	2.7	12,148	3.9	37,376	3.0
Biotechnology	—	—	37,094	12.0	37,094	2.9
Internet Software & Services	36,282	3.8	—	—	36,282	2.9
Commercial Services & Supplies	13,670	1.4	16,018	5.2	29,688	2.4
Software	9,727	1.0	17,383	5.6	27,110	2.2
Commercial Banks	10,000	1.1	10,000	3.2	20,000	1.6
Communications Equipment	3,925	0.4	14,972	4.8	18,897	1.5
Paper & Forest Products	7,999	0.8	7,000	2.3	14,999	1.2
Business Equipment & Services	4,950	0.5	10,013	3.2	14,963	1.2
Automotive	12,875	1.4	—	—	12,875	1.0
Technology - Enterprise Solutions	12,351	1.3	—	—	12,351	1.0
Road & Rail	12,053	1.3	—	—	12,053	1.0
Textiles, Apparel & Luxury Goods	11,974	1.3	—	—	11,974	1.0
IT Services	10,883	1.1	—	—	10,883	0.9
Diversified Telecommunication Services	9,962	1.0	—	—	9,962	0.8
Retailers (except food & drug)	9,825	1.0	—	—	9,825	0.8
Chemicals	9,794	1.0	—	—	9,794	0.8
Capital Markets	—	—	8,065	2.6	8,065	0.6
Pharmaceuticals	—	—	—	—	—	—
Total	$949,665	100.0%	$309,170	100.0%	$1,258,835	100.0%
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
(3) Diversified Investment Vehicles consists of Collateralized Securities and equity investments in funds.

The following table presents the fair value measurements at March 31, 2014 for Level 3 investments (dollars in thousands):

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
ABRA Holding Co.	Senior Secured First Lien Debt	$10,546	1.1%
Adventure Interactive Corp.	Senior Secured First Lien Debt	19,571	2.2
American Importing Company, Inc.	Senior Secured First Lien Debt	10,906	1.1
Apidos XVI CLO, LTD. Subordinated Notes	Collateralized Securities	13,584	1.4
Boston Market Corporation	Senior Secured Second Lien Debt	24,597	2.7
Carlyle GMS Finance, Inc.	Equity/Other	2,371	0.2
Chicken Soup for the Soul Publishing, LLC	Senior Secured First Lien Debt	29,624	3.1
Collision Holding Company, LLC	Senior Secured First Lien Debt	2,329	0.2
CPX Interactive Holdings, LP	Senior Secured Second Lien Debt	18,663	2.0
CPX Interactive Holdings, LP - Series A Convertible Preferred Shares	Equity/Other	6,000	0.6
CPX Interactive Holdings, LP - Warrants	Equity/Other	1,087	0.1
Crowley Holdings, Inc.- Series A Preferred Stock	Equity/Other	25,228	2.7
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	24,843	2.6
ECI Acquisition Holdings, Inc.	Senior Secured First Lien Debt	12,351	1.3
Epic Health Services, Inc.	Senior Secured First Lien Debt	13,725	1.4
EZE Trucking, Inc.	Senior Secured First Lien Debt	12,053	1.3
Fifth Street Senior Loan Fund I, LLC	Equity/Other	14,455	1.5
Garrison Funding 2013 - 1 Ltd. Subordinated Notes	Collateralized Securities	15,000	1.6
Global Telecom & Technology, Inc.	Senior Secured First Lien Debt	7,395	0.8
Gold, Inc.	Subordinated Debt	11,974	1.3
HIG Integrity Neutraceuticals	Senior Secured First Lien Debt	25,665	2.7
HIG Integrity Neutraceuticals	Equity/Other	895	0.1
ILC Dover LP	Senior Secured First Lien Debt	14,925	1.6
InMotion Entertainment Group, LLC	Senior Secured First Lien Debt	9,825	1.0
Interblock USA L.C.	Senior Secured Second Lien Debt	22,540	2.4
K2 Pure Solutions NoCal, L.P.	Senior Secured First Lien Debt	9,794	1.0
Kahala Aviation Holdings, LLC	Equity/Other	—	—
Kahala Aviation Holdings, LLC - Preferred Stock	Equity/Other	6,321	0.7
Kahala US OpCo LLC	Senior Secured First Lien Debt	19,543	2.1
MBLOX Inc.	Senior Secured Second Lien Debt	7,038	0.7
MBLOX Inc. - Warrants	Equity/Other	777	0.1
Med-Data Incorporated	Senior Secured First Lien Debt	14,683	1.5
MidOcean Credit Fund Management LP	Collateralized Securities	34,058	3.6
National Technical Systems, Inc.	Senior Secured First Lien Debt	18,615	2.0
NewStar Arlington Fund, LLC	Equity/Other	30,000	3.2
NextCare, Inc.	Senior Secured First Lien Debt	16,649	1.8
OFSI Fund VI, Ltd. Subordinated Notes	Collateralized Securities	32,895	3.5
Park Ave Re Holdings, LLC	Senior Secured First Lien Debt	24,088	2.5
Park Ave Re, Inc.	Equity/Other	—	—
Park Ave Re, Inc. - Preferred Stock	Equity/Other	7,809	0.8
PennantPark Credit Opportunity Fund, LP	Equity/Other	10,791	1.1
PeopLease Holdings, LLC	Senior Secured First Lien Debt	9,779	1.0
Precision Dermatology, Inc. - Warrants	Equity/Other	—	—
Related Fee Agreements	Collateralized Securities	6,797	0.7
S.B. Restaurant Co., Inc.	Subordinated Debt	—	—
S.B. Restaurant Co., Inc. - Warrants	Equity/Other	—	—
S.B. Restaurant Co., Inc. - Senior Subordinated Debt	Subordinated Debt	—	—
Shackleton 2014-V CLO, LTD. Subordinated Notes	Collateralized Securities	26,250	2.8
SkyCross, Inc.	Senior Secured Second Lien Debt	4,835	0.5

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
SkyCross, Inc. - Warrants	Equity/Other	$450	—%
South Grand MM CLO I, LLC	Equity/Other	22,209	2.3
Tennenbaum Waterman Fund, L.P.	Equity/Other	5,935	0.6
The SAVO Group, Ltd.	Subordinated Debt	5,014	0.5
The SAVO Group, Ltd. - Warrants	Equity/Other	1,301	0.1
The Tennis Channel Holdings, Inc.	Senior Secured First Lien Debt	14,955	1.6
THL Credit Greenway Fund II LLC	Equity/Other	11,938	1.3
Varel International Energy Mezzanine Funding Corp.	Subordinated Debt	11,390	1.2
Vestcom Acquisition, Inc.	Subordinated Debt	7,573	0.9
Visionary Integration Professionals, LLC	Subordinated Debt	9,962	1.0
Visionary Integration Professionals, LLC - Warrants	Equity/Other	921	0.1
WBL SPE I., LLC	Senior Secured First Lien Debt	4,500	0.5
World Business Lenders, LLC	Equity/Other	3,750	0.4
Xplornet Communications, Inc.	Subordinated Debt	9,962	1.0
Xplornet Communications, Inc. - Warrants	Equity/Other	—	—
Zimbra, Inc.	Senior Secured Second Lien Debt	6,140	0.6
Zimbra, Inc.	Subordinated Debt	2,000	0.2
Zimbra, Inc. - Warrants (Second Lien Debt)	Equity/Other	255	—
Zimbra, Inc. - Warrants (Third Lien Bridge Note)	Equity/Other	1,332	0.1
Total Level 3 investments		$750,461	79.0%
Total Level 2 investments (1)		$199,204	21.0%
Total Investments		$949,665	100.0%
______________

(1) Does not include TRS underlying loans.

The following table presents the fair value measurements at December 31, 2013 for Level 3 investments (dollars in thousands):

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
Adventure Interactive Corp.	Senior Secured First Lien Debt	$19,575	2.9%
American Importing Company, Inc.	Senior Secured First Lien Debt	10,933	1.6
Apidos XVI CLO, LTD. Subordinated Notes	Collateralized Securities	13,650	2.0
Boston Market	Senior Secured Second Lien Debt	24,625	3.5
Carlyle GMS Finance, Inc.	Equity/Other	2,173	0.3
Catamaran CLO 2013-1 Ltd. Subordinated Notes	Collateralized Securities	20,404	2.9
Crowley Holdings Preferred, LLC - Series A Preferred Shares	Equity/Other	25,000	3.6
CVP Cascade CLO-1, LTD. Subordinated Notes	Collateralized Securities	28,086	4.0
Epic Health Services	Senior Secured First Lien Debt	13,899	2.0
Eureka Hunter Holdings, LLC	Senior Secured Second Lien Debt	4,969	0.7
EZE Trucking, Inc.	Senior Secured First Lien Debt	12,147	1.7
FairPay Solutions Inc. Term Loan A	Senior Secured First Lien Debt	2,350	0.3
FairPay Solutions Inc. Term Loan B	Senior Secured First Lien Debt	7,500	1.1
Garrison Funding 2013 - 1 Ltd. Subordinated Notes	Collateralized Securities	15,000	2.2
Global Telecom & Technology, Inc.	Senior Secured First Lien Debt	7,559	1.1
Gold, Inc.	Subordinated Debt	11,977	1.7
HIG Integrity Neutraceuticals	Equity/Other	850	0.1
HIG Integrity Neutraceuticals	Senior Secured First Lien Debt	22,655	3.3
JMP Credit Advisors CLO II Ltd. Subordinated Notes	Collateralized Securities	6,099	0.9
K2 Pure Solutions NoCal, L.P.	Senior Secured First Lien Debt	9,728	1.4
Kahala Aviation Holdings, LLC	Equity/Other	—	—
Kahala Aviation Holdings, LLC Preferred Shares	Equity/Other	5,271	0.8

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
Kahala US OpCo LLC	Senior Secured First Lien Debt	$15,860	2.3%
MBLOX Inc.	Senior Secured Second Lien Debt	7,011	1.0
MBLOX Inc. - Warrants	Equity/Other	705	0.1
MC Funding Ltd. Preferred Shares	Collateralized Securities	2,163	0.3
MidOcean Credit CLO II, Ltd. Subordinated Notes	Collateralized Securities	20,543	3.0
National Technical Systems, Inc.	Senior Secured First Lien Debt	12,375	1.8
NewStar Arlington Fund LLC	Equity/Other	30,000	4.3
NextCare, Inc.	Senior Secured First Lien Debt	17,272	2.5
Park Ave RE Holdings, LLC	Senior Secured First Lien Debt	9,750	1.4
Park Ave RE, Inc.	Equity/Other	33	—
Park Ave RE, Inc. - Preferred Shares	Equity/Other	3,218	0.5
PennantPark Credit Opportunities Fund, LP	Equity/Other	10,550	1.5
PeopLease Holdings, LLC	Senior Secured First Lien Debt	9,800	1.4
Precision Dermatology, Inc. - Warrants	Equity/Other	—	—
S.B. Restaurant Co., Inc. - Warrants	Equity/Other	—	—
S.B. Restaurant Co., Inc. - Senior Subordinated Debt	Subordinated Debt	88	—
S.B. Restaurant Co., Inc.	Subordinated Debt	2,025	0.3
SkyCross, Inc. - Warrants	Equity/Other	450	0.1
SkyCross, Inc.	Senior Secured Second Lien Debt	4,979	0.7
Source Refrigeration & HVAC, Inc.	Senior Secured First Lien Debt	2,735	0.4
South Grand MM CLO I, LLC	Equity/Other	872	0.1
Teleflex Marine, Inc.	Senior Secured Second Lien Debt	3,399	0.5
Tennenbaum Waterman Fund, L.P.	Equity/Other	9,611	1.4
The SAVO Group, Ltd.	Subordinated Debt	5,005	0.7
The SAVO Group, Ltd. - Warrants	Equity/Other	1,302	0.2
The Tennis Channel Holdings, Inc.	Senior Secured First Lien Debt	14,787	2.1
THL Credit Greenway Fund II LLC	Equity/Other	9,005	1.3
Trinity Consultants Holdings, Inc.	Senior Secured First Lien Debt	3,079	0.4
Varel International Energy Mezzanine Funding Corp.	Subordinated Debt	11,251	1.6
Vestcom Acquisition, Inc.	Subordinated Debt	7,525	1.1
Visionary Integration Professionals, LLC	Subordinated Debt	9,831	1.4
Visionary Integration Professionals, LLC - Warrants	Equity/Other	910	0.1
WBL SPE I., LLC	Senior Secured First Lien Debt	3,750	0.5
World Business Lenders, LLC	Equity/Other	3,751	0.5
Xplornet Communications, Inc.	Subordinated Debt	10,000	1.4
Xplornet Communications, Inc. - Warrants	Equity/Other	—	—
Zimbra, Inc.	Senior Secured Second Lien Debt	6,137	0.9
Zimbra, Inc.	Subordinated Debt	2,000	0.3
Zimbra, Inc. - Warrants (Second Lien Debt)	Equity/Other	447	0.1
Zimbra, Inc. - Warrants (Third Lien Bridge Note)	Equity/Other	1,598	0.2
Total Level 3 investments		$518,267	74.5%
Total Level 2 investments (1)		$177,509	25.5%
Total Investments		$695,776	100.0%
______________

(1) Does not include TRS underlying loans.

The following table presents the percentage of amortized cost by loan market for investments including the TRS underlying loans as of March 31, 2014:

	Amortized Cost as of March 31, 2014
	Investments per Total Portfolio	TRS Underlying Loans	Total Portfolio including TRS Underlying Loans
Middle Market (1)	67.7%	80.3%	70.8%
Large Corporate (2)	0.4	19.7	5.1
Other (3)	31.9	—	24.1
Total	100.0%	100.0%	100.0%
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

(3) Other represents collateralized securities and equity investments.

The following table presents the percentage of fair value by loan market for investments including the TRS underlying loans as of March 31, 2014:

	Fair Value as of March 31, 2014
	Investments per Total Portfolio	TRS Underlying Loans	Total Portfolio including TRS Underlying Loans
Middle Market (1)	67.2%	80.5%	70.5%
Large Corporate (2)	0.4	19.5	5.1
Other (3)	32.4	—	24.4
Total	100.0%	100.0%	100.0%
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

The weighted average risk ratings of our investments based on amortized cost were 2.01 as of March 31, 2014 and 2.03 as of December 31, 2013.

As of March 31, 2014, we had one portfolio company, which represented two portfolio investments, on non-accrual status. These investments had a total principal of $4.2 million, which represented 0.4% of our portfolio and had no fair value as of March 31, 2014. We are currently evaluating potential value recovery alternatives for these investments. As of December 31, 2013, we had one portfolio investment on non-accrual status. This investment had a principal of $4.0 million and fair value of $2.0 million as of December 31, 2013, which represented 0.6% and 0.3%, respectively, of our portfolio.

RESULTS OF OPERATIONS

Operating results for the three months ended March 31, 2014 and March 31, 2013 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2014	2013
Total investment income	$18,490	$4,355
Total expenses, net	6,544	2,148
Net investment income	$11,946	$2,207

 Investment Income

For the three months ended March 31, 2014 and March 31, 2013, total investment income was $18.5 million and $4.4 million, respectively, and was attributable to interest income from investments in portfolio companies. The increase in total investment income was due to the higher level of investments in portfolio companies during the period ended March 31, 2014 as compared to the period ended March 31, 2013. During the three months ended March 31, 2014, the average portfolio fair value was $822.7 million with a 10.5% weighted average current yield while the average portfolio fair value and weighted average current yield were $158.6 million and 10.8%, respectively for the same period in 2013.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2014 and March 31, 2013 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2014	2013
Management fees	$3,631	$827
Interest and credit facility financing expenses	1,294	302
Subordinated income incentive fees	778	729
Capital gains incentive fees	(19)	330
Professional fees	743	238
Insurance	58	54
Other administrative	42	58
Directors fees	17	16
Operating expenses before expense waivers and reimbursements from Adviser	6,544	2,554
Waiver of management and incentive fees	—	(406)
Total operating expenses net of expense waivers and reimbursements from Adviser	$6,544	$2,148

Interest and credit facility expenses for the three months ended March 31, 2014 were comprised of amortization of deferred financing costs and non-usage fees related to the Wells Fargo Credit Facility and the Deutsche Bank Credit Facility along with $0.9 million of interest expense on the balance drawn on the Wells Fargo Credit Facility. The interest expense on the balance drawn on the Wells Fargo Credit Facility was based on an average debt outstanding of $152.1 million at a weighted average annualized cost of 2.42% for the three months ended March 31, 2014. For the three months ended March 31, 2014, we incurred $3.6 million of management fees, of which the Adviser did not waive any such fees. For the three months ended March 31, 2014, we incurred $0.8 million of incentive fees, of which the Adviser waived $0.0 million.

Interest and credit facility expenses for the three months ended March 31, 2013 were comprised of amortization of deferred financing costs and non-usage fees related to our Wells Fargo Credit Facility along with $0.2 million of interest expense on the balance drawn on the Wells Fargo Credit Facility. The interest expense on the balance drawn on the Wells Fargo Credit Facility was based on an average debt outstanding of $30.0 million at a weighted average annualized cost of 2.61% for the three months ended March 31, 2013. For the three months ended March 31, 2013 , we incurred $0.8 million of management fees, of which the Adviser did not waive any such fees. For the three months ended March 31, 2013, we incurred $1.0 million of incentive fees, of which the Adviser waived $0.4 million.

	For the Three Months Ended March 31,
	2014	2013
Net realized gain from investments	$3,476	$996
Net realized gain from total return swap	5,451	1,796
Net unrealized appreciation (depreciation) on investments	(3,571)	658
Net unrealized appreciation on total return swap	98	2,283
Net realized and unrealized gain on investments and total return swap	$5,454	$5,733

Net Realized Gain and Net Change in Unrealized Appreciation (Depreciation) on Investments

Net realized gain and change in unrealized appreciation (depreciation) on investments resulted in a net loss of $(0.1) million for the three months ended March 31, 2014 compared to a net gain of $1.7 million for the same period in 2013. We look at net realized gains and change in unrealized appreciation (depreciation) together as movement in unrealized appreciation or depreciation can be the result of realizations. The net loss for the three months ended March 31, 2014 was primarily driven by the unrealized depreciation of $(2.1) million on the two portfolio investments in non-accrual status and was partially offset by the net short-term gain of $1.0 million on the sale of one investment along with smaller scale net realized gains and unrealized appreciation across the remainder of the portfolio. In total, we sold $153.5 million of assets during the three month period ended March 31, 2014. The net gain for the three months ended March 31, 2013 was primarily driven by the unrealized appreciation of $0.9 million on an investment that was exceeding performance expectations along with smaller scale net realized gains and unrealized appreciation across the remainder of the portfolio. Total asset sales for the three months ended March 31, 2014 were $70.7 million.

Net Realized Gain and Net Change in Unrealized Appreciation on Total Return Swap

Net realized gain and change in unrealized appreciation on the total return swap resulted in a net gain of $5.5 million for the three months ended March 31, 2014 compared to a net gain of $4.1 million for the same period in 2013. We look at net realized gains and change in unrealized appreciation (depreciation) together as movement in unrealized appreciation or depreciation can be the result of realizations. The net gain for the three months ended March 31, 2014 was primarily driven by interest income of $5.5 million earned on the loans held under the TRS which had an average total notional value of $299.4 million for the three month period. In addition, we had $(1.0) million of interest expense on the TRS and $1.0 million in realized gains on TRS asset sales. The net gain for the three months ended March 31, 2013 was primarily driven by a $2.3 million change in unrealized appreciation across our loans held under the TRS due to overall increases in market prices. In addition, we had $2.1 million in interest income earned on the loans held under the TRS which had an average total notional value of $103.3 million for the three month period. This was partially offset by $(0.4) million in interest expense. Please see Note 6 - Total Return Swap - for more information about the TRS.

At March 31, 2014, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and consolidated statements of operations consisted of the following (dollars in thousands):

	Net Receivable	Net Realized Gains
Interest and other income from TRS portfolio	$4,117	$5,467
TRS interest expense	(801)	(1,029)
Gains on TRS asset sales	78	1,013
Net realized gain from TRS	$3,394	$5,451

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

Cash Flows for the Three Months Ended March 31, 2014

For the three months ended March 31, 2014, net cash used in operating activities was $266.1 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows used in operating activities for the three months ended March 31, 2014 was primarily due to $406.3 million for purchases of investments and $20.2 million from a decrease in unsettled trades receivable partially offset by cash provided by operating activities of $153.5 million for sales and repayments of investments, $46.6 million from a decrease in unsettled trades payable, and $17.4 million from a net increase in net assets from operations. The purchase and sales activity is driven by the increase in investment activity resulting from the continuous equity capital raising and growing capital base.

Net cash provided by financing activities of $309.7 million during the three months ended March 31, 2014 was primarily related to net proceeds from the issuance of common stock of $296.2 million and proceeds from the Wells Fargo Credit Facility of $22.0 million. These inflows were partially offset by payments of stockholder distributions of $8.0 million. Consistent with the increase in investment activity, the proceeds from the issuance of common stock are the result of our increasing equity raise capabilities.

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
Net cash provided by financing activities of $65.4 million during the three months ended March 31, 2013 was primarily related to net proceeds from the issuance of common stock of $69.2 million and proceeds from the Wells Fargo Credit Facility of $2.0 million. These inflows were partially offset by principal repayments on debt of $4.7 million and payments of stockholder distributions of $2.3 million. Consistent with the increase in investment activity, the proceeds from the issuance of common stock are the result of our increasing equity raise capabilities.

Liquidity and Capital Resources

We generate cash from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments. The Registration Statement offering for sale up to $1.5 billion of shares of our common stock (150.0 million shares at an initial offering price of $10.00 per share) (the "Offering"), was declared effective on January 27, 2011. As of March 31, 2014, we had issued 94.1 million shares of our common stock for gross proceeds of $1.0 billion including shares issued to the Sponsor and shares issued under the DRIP.

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

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay the Expense Support Payment for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The purpose of the Expense Support Agreement was to reduce our offering and operating expenses until we had achieved economies of scale sufficient to ensure that we were able to bear a reasonable level of expense in relation to our investment income. The Expense Support Payment for any month shall be paid to us by the Adviser in cash and/or offsets against amounts due from us to the Adviser. Operating expenses subject to this agreement include expenses as defined by U.S. GAAP, including, without limitation, advisory fees payable and interest on indebtedness for such period, if any. As of March 31, 2014, the Adviser had made cumulative payments to the Company for $1.0 million of expenses pursuant to the Expense Support Agreement. During the three months ended March 31, 2014, the Adviser made no payments to the Company for expenses pursuant to the Expense Support Agreement. See Note 4 - Related Party Transactions and Arrangements - Expense Support Agreement - in our consolidated financial statements included in this report for additional information on this arrangement, including Expense Payments made by our Adviser pursuant to the terms of this agreement and the ability of the Adviser to be reimbursed for Expense Payments made to us.

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

In January 2011, we entered into an agreement to obtain a revolving line of credit in the amount of $10.0 million with Main Street. The line of credit bore a variable interest rate based on the London Interbank Offered Rate ("LIBOR") plus 3.50%. On July 24, 2012, we used working capital and certain proceeds from the total return swap of our subsidiary, 405 Sub, to repay all of the obligations under our credit facility with Main Street. We were not required to pay any prepayment penalty in connection with such repayment.

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

As of March 31, 2014, we had $79.0 million in cash held as collateral by Citi under the terms of the TRS.

See Note 6 – Total Return Swap – in our consolidated financial statements included in this report for additional disclosure on the TRS with Citi.

Wells Fargo Credit Facility

On July 24, 2012, we, through a newly-formed, wholly-owned special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank, as collateral agent, account bank and collateral custodian. The Wells Fargo Credit Facility, which was subsequently amended on April 26, 2013 and September 9, 2013, provides for borrowings in an aggregate principal amount of up to $200.0 million on a committed basis, with a term of 60 months.

We may contribute cash or loans to Funding I from time to time to retain a residual interest in any assets contributed through its ownership of Funding I or will receive fair market value for any loans sold to Funding I. Funding I may purchase additional loans from various sources. Funding I has appointed us as servicer to manage its portfolio of loans. Funding I's obligations under the Wells Fargo Credit Facility are secured by a first priority security interest in substantially all of the assets of Funding I, including its portfolio of loans. The obligations of Funding I under the Wells Fargo Credit Facility are non-recourse to us.

The Wells Fargo Credit Facility will be priced at one month maturity LIBOR, with no LIBOR floor, plus a spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the aggregate principal amount available under the Wells Fargo Credit Facility has not been borrowed. The non-usage fee per annum for the first six months is 0.50%; thereafter, the non-usage fee per annum is 0.50% for the first 20% of the unused balance and 2.0% for the portion of the unused balance that exceeds 20%. Any amounts borrowed under the Wells Fargo Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable in April 2018.

Borrowings under the Wells Fargo Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. As of December 31, 2013, we were in compliance with regards to the Wells Fargo Credit Facility covenants. The Wells Fargo Credit Facility may be prepaid in whole or in part, subject to customary breakage costs. In the event that the Wells Fargo Credit Facility is terminated prior to the first anniversary, an additional amount is payable to Wells Fargo equal to 2.00% of the maximum amount of the Wells Fargo Credit Facility.

The Wells Fargo Credit Facility contains customary default provisions for facilities of this type pursuant to which Wells Fargo may terminate our rights, obligations, power and authority, in our capacity as servicer of the portfolio assets under the Wells Fargo Credit Facility, including, but not limited to, non-performance of Wells Fargo Credit Facility obligations, insolvency, defaults of certain financial covenants and other events with respect to us that may be adverse to Wells Fargo and the secured parties under the Wells Fargo Credit Facility.

In connection with the Wells Fargo Credit Facility, Funding I has made certain representations and warranties, is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities and is subject to certain customary events of default. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare the outstanding advances and all other obligations under the Wells Fargo Credit Facility immediately due and payable. During the continuation of an event of default, Funding I must pay interest at a default rate.

Borrowings of Funding I will be considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act, applicable to BDCs.

Our cash is deposited in either commercial bank accounts or custody accounts and may be deposited in short-term, highly liquid investments that we believe provide appropriate safety of principal.

As of March 31, 2014, we had $154.7 million outstanding under the Wells Fargo Credit Facility.

See Note 5 – Borrowings – in our consolidated financial statements included in this report for additional disclosure on the Wells Fargo Credit Facility.

Deutsche Bank Credit Facility

On February 21, 2014, we, through 2L Funding I, entered into the Deutsche Bank Credit Facility with Deutsche Bank, as lender and as administrative agent and U.S. Bank, as collateral agent and collateral custodian.

The Deutsche Bank Credit Facility provides for borrowings in an aggregate principal amount of up to $60.0 million with a term of 36 months. The Deutsche Bank Credit Facility will be priced at LIBOR plus 4.25%, with no LIBOR floor. The undrawn rate is 0.75%. 2L Funding Sub I will be subject to a minimum utilization of 50% of the loan amount in the first 12-months and 65% of the loan amount thereafter, measured quarterly. If the utilized portion of the loan amount is less than the foregoing thresholds, such shortfalls shall bear interest at LIBOR plus 4.25%. The Deutsche Bank Credit Facility provides for monthly interest payments for each drawn loan. Any amounts borrowed under the Deutsche Bank Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, in January 2017. 2L Funding I paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Deutsche Bank Credit Facility.

Borrowings under the Deutsche Bank Credit Facility are subject to compliance with a borrowing base. The Deutsche Bank Credit Facility may be prepaid in whole or in part, subject to a prepayment fee. The Deutsche Bank Credit Facility contains customary default provisions including, but not limited to, non-payment of principal, interest or other obligations under the Deutsche Bank Credit Facility, insolvency, defaults of certain financial covenants and other events with respect to us that may be adverse to Deutsche Bank and the secured parties under the facility.

In connection with the Deutsche Bank Credit Facility, 2L Funding I has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. Upon the occurrence and during the continuation of an event of default, subject, in certain instances, to applicable cure periods, Deutsche Bank may declare the outstanding advances and all other obligations under the Deutsche Bank Credit Facility immediately due and payable. During the continuation of an event of default, 2L Funding I must pay interest at a default rate.

Borrowings of 2L Funding I will be considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies.

As of March 31, 2014, we had no borrowings under the Deutsche Bank Credit Facility.

See Note 5 – Borrowings – in our consolidated financial statements included in this report for additional disclosure on the Deutsche Bank Credit Facility.

Distributions

We have declared and paid cash distributions to our stockholders on a monthly basis since we commenced operations. As of March 31, 2014, the annualized yield for distributions declared was 7.75% based on our then current public offering price of $11.20 per share. From time to time, we may also pay interim distributions at the discretion of our board of directors. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our IPO. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

The table below shows the components of the distributions we have declared and/or paid during the three months ended March 31, 2014 and March 31, 2013 (dollars in thousands). As of March 31, 2014, we had $6.7 million of distributions accrued and unpaid.

	For the three months ended March 31,
	2014	2013
Distributions declared	$16,880	$3,920
Distributions paid	$14,763	$3,410
Portion of distributions paid in cash	$7,973	$2,266
Portion of distributions paid in DRIP shares	$6,790	$1,144

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

We may fund our cash distributions to stockholders from any sources of funds available to us including expense payments from our Adviser that are subject to reimbursement to it as well as offering proceeds and borrowings. We have not established limits on the amount of funds we may use from available sources to make distributions. Prior to June 30, 2012, a substantial portion of our distributions resulted from Expense Support Payments made by our Adviser that are subject to reimbursement by us within three years from the date such payment obligations were incurred. The purpose of this arrangement could be to avoid such distributions being characterized as returns of capital for GAAP or tax purposes. Despite this, we may still have distributions which could be characterized as a return of capital for tax purposes. However, during the year ended December 31, 2012, no portion of our distributions was characterized as a return of capital for tax purposes. You should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. You should also understand that our future reimbursements of such Expense Support Payments will reduce the distributions that you would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. The Adviser has no obligation to make Expense Support Payments in future periods. For the fiscal year ended December 31, 2012, if Expense Support Payments of $0.3 million were not made by our Adviser, approximately 4% percent of the distribution rate would have been a return of capital. No Expense Support Payments were made by our Adviser during the fiscal year ended December 31, 2013 or the three months ended March 31, 2014.

We consider our entire managed investment portfolio to include the investments in our portfolio included in our Consolidated Schedule of Investments as well as assets held in our TRS portfolio, which are considered off-balance sheet. Our Adviser selects and underwrites all of these investments and we measure our performance based on our entire managed portfolio. Our net investment income also does not include the interest income and expense related to the TRS portfolio. In accordance with U.S. GAAP, interest income and expense related to the TRS are accounted for as a component of “Net realized gain from total return swap.” The following table sets forth the computation of adjusted net investment income (loss) for our entire managed portfolio by adding the interest income from the TRS, the short-term realized gains, and the theoretical incentive fees on unrealized capital gains to the net investment income for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended March 31,
	2014	2013
Net investment income	$11,946	$2,207
TRS net investment income (1)	4,437	1,752
Operating gains (short-term) (2)	4,217	996
Incentive fees on unrealized gains (3)	(431)	224
Adjusted net investment income	$20,169	$5,179
______________

(1)	TRS net investment income includes the interest income and expense related to the TRS portfolio. See Note 6 - Total Return Swap - for more information about the TRS.

(2)
Operating gains include short-term realized gains that result primarily from active portfolio management activities. As a RIC, short-term capital gains represent operating income available for distribution and are considered ordinary income.

(3)
Incentive fees on unrealized gains are the U.S. GAAP-required theoretical incentive fees accrued based upon unrealized portfolio appreciation. These fees reduce net investment income but are not contractually due to the Adviser. See Note 4 - Related Party Transactions and Agreements - for additional details on the theoretical capital gains incentive fees.

The following table sets forth the distributions made during the three months ended March 31, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended
	2014	2013
Monthly distributions	$16,879	$3,920
Special dividends	—	—
Stock dividends	—	—
Total distributions	$16,879	$3,920

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at March 31, 2014 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$154,687	$—	$—	$154,687	$—
Deutsche Bank Credit Facility (2)	$—	$—	$—	$—	$—
Total contractual obligations	$154,687	$—	$—	$154,687	$—
______________

(1)	As of March 31, 2014, we had $45.3 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.

(2)	As of March 31, 2014, we had $40.4 million of unused borrowing capacity under the Deutsche Bank Credit Facility, subject to borrowing base limits.

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

As of March 31, 2014, our debt included variable-rate debt, bearing a variable interest rate at the LIBOR plus 2.24% at March 31, 2014 with a carrying value of $154.7 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 25 Basis Points	0.46%
Base Interest Rate	—%
(+) 100 Basis Points	(1.00)%
(+) 200 Basis Points	2.69%

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Neither we nor our Adviser are currently subject to any material legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the following, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.5
Fund Administration Servicing Agreement by and between the Company and U.S. Bancorp Fund Services, LLC (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011 and herein incorporated by reference).

10.6
Fund Accounting Servicing Agreement by and between the Company and U.S. Bancorp Fund Services, LLC (previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011 and herein incorporated by reference).

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

10.20
Amendment No. 3 to Loan and Servicing Agreement, among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, dated as of September 9, 2013 (previously filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 13, 2013 and herein incorporated by reference).

10.21
Confirmation Letter Agreement by and between 405 TRS I, LLC and Citibank, N.A., amended and restated as of October 15, 2013 (previously filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 13, 2013 and herein incorporated by reference).

10.22
Loan financing and Servicing Agreement dated February 21, 2014 between BDCA 2L Funding I, LLC, as Borrower; Business Development Corporation of America, as Equityholder and as Servicer; the Lenders From Time to Time Parties Hereto; Deutsche Bank AG, New York Branch, as Administrative Agent, the Other Agents Party Hereto; and U.S. Bank National Association as Collateral Agent and as Collateral Custodian (previously filed as Exhibit 10.22 to the Company's Annual Report on form 10-K for the year ended December 31, 2013 filed on March 19, 2014 and herein incorporated by reference).

10.23
Sale and Contribution Agreement dated February 21, 2014 between Business Development Corporation of America, as Seller and BDCA 2L Funding I, LLC, as Purchaser (previously filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on March 19, 2014 and herein incorporated by reference).

10.24
Securities Account Control Agreement dated February 21, 2014 between BDCA 2L Funding I, LLC, as Pledgor, U.S. Bank National Association, as Secured Party; and U.S. Bank National Association, as Securities Intermediary (previously filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on March 19, 2014 and herein incorporated by reference).

10.25	Confirmation Letter Agreement by and between 405 TRS I, LLC and Citibank, N.A., amended and restated as of May 6, 2014 (filed herewith).

14	Code of Ethics (previously filed as Exhibit 14 to the Company's Annual Report on Form 10-K filed on March 19, 2014 and herein incorporated by reference).

21	Subsidiaries of the Registrant (filed herewith).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May 2014.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
By: /s/ Nicholas S. Schorsch Name: Nicholas S. Schorsch Title: Chief Executive Officer and Chairman of the Board of Directors
* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Nicholas S. Schorsch Nicholas S. Schorsch	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 15, 2014
/s/ Nicholas Radesca Nicholas Radesca	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	May 15, 2014
/s/ Peter M. Budko Peter M. Budko	President and Chief Operating Officer	May 15, 2014
/s/ William M. Kahane William M. Kahane	Director	May 15, 2014
/s/ Edward G. Rendell Edward G. Rendell	Independent Director	May 15, 2014
/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	May 15, 2014
/s/ William G. Stanley William G. Stanley	Independent Director	May 15, 2014