Form 10-Q
period 2014-06-30
Business Development Corp of America
filed 2014-08-14
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
 Yes ☐ No ☒
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of August 14, 2014 was 138,166,767.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2014

PART I
Item 1. Consolidated Financial Statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
 CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands except share and per share data)

	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Investments, at fair value:
Control Investments, at fair value (amortized cost of $54,548 and $34,132, respectively)	$54,599	$34,132
Affiliate Investments, at fair value (amortized cost of $403,503 and $150,729, respectively)	400,355	154,209
Non-affiliate Investments, at fair value (amortized cost of $1,311,240 and $501,416, respectively)	1,319,171	507,435
Investments, at fair value (amortized cost of $1,769,291 and $686,277, respectively)	1,774,125	695,776
Cash and cash equivalents	83,668	12,995
Cash collateral on deposit with custodian	—	76,874
Interest receivable	19,873	7,527
Dividend receivable	797	738
Receivable for unsettled trades	65,507	36,158
Prepaid expenses and other assets	7,154	1,003
Deferred credit facility financing costs, net	5,227	2,278
Due from affiliate	3,860	1,059
Receivable due on total return swap	—	4,053
Unrealized gain on total return swap	—	3,180
Total assets	$1,960,211	$841,641

LIABILITIES
Revolving credit facilities	$475,312	$132,687
Interest and credit facility fees payable	1,099	715
Payable for unsettled trades	170,023	67,003
Stockholder distributions payable	9,114	4,578
Management fees payable	5,758	2,689
Accrued capital gains incentive fees	2,890	2,802
Subordinated income incentive fees payable	2,642	2,577
Accounts payable and accrued expenses	789	599
Payable for common stock repurchases	225	88
Total liabilities	$667,852	$213,738

Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 shares authorized, 130,592,469 and 63,671,644 shares issued and outstanding, respectively	131	64
Capital in excess of par value	1,274,474	611,703
Accumulated (over) distributed net investment income	(3,222)	(509)
Accumulated under distributed realized gains	15,142	3,966
Net unrealized appreciation	4,834	12,679
Total Business Development Corporation of America net assets	1,291,359	627,903
Non-controlling interest	1,000	—
Total net assets	1,292,359	627,903

Total liabilities and net assets	$1,960,211	$841,641

Net asset value per share	$9.89	$9.86
The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Investment income:
Interest from investments
Control investments	$1,187	$403	$2,152	$403
Affiliate investments	8,436	114	12,725	191
Non-control/non-affiliate investments	16,138	4,519	27,660	8,678
Total interest from investments	25,761	5,036	42,537	9,272
Interest from cash and cash equivalents	6	2	11	3
Total interest income	25,767	5,038	42,548	9,275
Other income	3,976	138	5,685	256
Total investment income	29,743	5,176	48,233	9,531

Operating expenses:
Management fees	5,763	1,211	9,395	2,037
Subordinated income incentive fees	2,642	1,100	3,420	1,829
Capital gains incentive fees	245	568	226	899
Interest and credit facility financing expenses	1,735	467	3,029	769
Professional fees	1,499	574	2,241	812
Other administrative	234	13	275	71
Insurance	57	57	115	111
Directors fees	19	17	36	33
Expenses before expense waivers and reimbursements from Adviser	12,194	4,007	18,737	6,561
Waiver of management and incentive fees	—	—	—	(406)
Total expenses net of expense waivers and reimbursements from Adviser	12,194	4,007	18,737	6,155

Net investment income	17,549	1,169	29,496	3,376

Realized and unrealized gain on investments and total return swap:
Net realized gain from investments	2,320	739	5,796	1,734
Net realized gain from total return swap	9,107	2,874	14,558	4,669
Net change in unrealized appreciation (depreciation) on investments	(1,093)	2,100	(4,665)	2,758
Net change in unrealized appreciation (depreciation) on total return swap	(3,278)	30	(3,179)	2,314
Net realized and unrealized gain on investments and total return swap	7,056	5,743	12,510	11,475

Net increase in net assets resulting from operations	$24,605	$6,912	$42,006	$14,851

Per share information - basic and diluted
Net investment income	$0.15	$0.04	$0.30	$0.14
Net increase in net assets resulting from operations	$0.21	$0.25	$0.43	$0.63
Weighted average shares outstanding	115,859,732	28,159,751	97,258,326	23,574,852

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Operations:
Net investment income	$29,496	$3,376
Net realized gain from investments	5,796	1,734
Net realized gain from total return swap	14,558	4,669
Net change in unrealized appreciation (depreciation) on investments	(4,665)	2,758
Net change in unrealized appreciation (depreciation) on total return swap	(3,179)	2,314
Net increase in net assets from operations	42,006	14,851
Stockholder distributions:
Distributions from net investment income	(29,496)	(3,376)
(Over) distributed net investment income	—	(149)
Distributions from net realized gain from investments and total return swap	(12,551)	(6,403)
Net decrease in net assets from stockholder distributions	(42,047)	(9,928)
Capital transactions:
Issuance of common stock, net of issuance costs	646,847	180,276
Reinvestment of stockholder distributions	17,839	3,013
Repurchases of common stock	(1,189)	(458)
Net increase in net assets from capital transactions	663,497	182,831
Total increase in Business Development Corporation of America net assets	663,456	187,754
Increase in non-controlling interest	1,000	—
Total increase in net assets	664,456	187,754
Net assets at beginning of period	627,903	140,685
Net assets at end of period	$1,292,359	$328,439

Net asset value per common share	$9.89	$9.69
Common shares outstanding at end of period	130,592,469	33,900,183

Accumulated (over) under distributed net investment income	$(3,222)	$548
Accumulated under distributed realized gains	$15,142	$—

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Operating activities:
Net increase in net assets from operations	$42,006	$14,851
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Paid-in-kind interest income	(1,109)	(203)
Net accretion of discount on investments	(947)	(246)
Amortization of deferred financing costs	370	121
Sales and repayments of investments	403,957	135,161
Purchase of investments	(1,479,119)	(302,768)
Net realized gain from investments	(5,796)	(1,734)
Net unrealized (appreciation) depreciation on investments	4,665	(2,758)
Net unrealized (appreciation) depreciation on total return swap	3,179	(2,314)
(Increase) decrease in operating assets:
Cash collateral on deposit with custodian	76,874	(33,077)
Interest receivable	(12,347)	(1,700)
Dividend receivable	(59)	—
Receivable due on total return swap	4,053	(798)
Prepaid expenses and other assets	(6,151)	(625)
Receivable for unsettled trades	(29,348)	6,413
Increase in operating liabilities:
Payable for unsettled trades	103,019	19,940
Management and incentive fees payable	3,223	2,845
Interest and credit facility fees payable	384	190
Accounts payable and accrued expenses	189	61
Payable for common stock repurchases	137	—
Net cash used in operating activities	(892,820)	(166,641)

Financing activities:
Proceeds from issuance of shares of common stock, net	646,847	180,276
Repurchases of common stock	(1,189)	(633)
Decrease (increase) in deferred offering costs receivable	(3,899)	1,151
Proceeds from revolving credit facility	392,626	18,000
Payments on revolving credit facility	(50,000)	(29,720)
Payments of financing cost	(3,319)	(882)
Payments to (proceeds from) affiliate	1,097	(891)
Stockholder distributions	(19,670)	(5,649)
Increase in non-controlling interest	1,000	—
Net cash provided by financing activities	963,493	161,652

Net increase (decrease) in cash and cash equivalents	70,673	(4,989)
Cash and cash equivalents, beginning of period	12,995	14,180
Cash and cash equivalents, end of period	$83,668	$9,191

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013

Supplemental information:
Interest paid during the period	$1,726	$453
Supplemental non-cash information:
Payable for common stock repurchases	$225	$—
DRIP distribution payable	$4,533	$893
Cash distribution payable	$4,581	$1,396
DRIP distribution paid	$17,840	$3,013

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

June 30, 2014 (Unaudited)

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets

Senior Secured First Lien Debt - 83.5% (b)
Ability Networks Inc. (aa)	Health Care Providers & Services	L+5.00% (6.00%), 5/14/2021	$15,000	$14,822	$14,925	1.2%
ABRA, Inc. (j) (z)	Automotive	L+6.00% (7.25%), 5/10/2018	12,642	12,523	12,498	1.0%
Adventure Interactive Corp. (z) (ab)	Media	L+8.19% (9.44%), 3/22/2018	19,874	19,624	19,678	1.5%
AM General LLC (aa)	Aerospace & Defense	L+9.00% (10.25%), 3/22/2018	6,300	5,609	5,796	0.4%
American Importing Company, Inc. (z)	Food Products	L+5.75% (7.00%), 5/23/2018	10,890	10,805	10,878	0.8%
Amneal Pharmaceuticals LLC (aa)	Biotechnology	L+4.75% (5.75%), 11/1/2019	11,910	11,960	11,960	0.9%
Amports, Inc. (ab)	Automotive	L+5.00% (6.00%), 5/19/2020	15,000	14,889	14,888	1.2%
Answers.com (z)	Internet Software & Services	L+5.50% (6.50%),12/20/2018	14,625	14,492	14,625	1.1%
AP Gaming I, LLC (z)	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 12/20/2020	9,950	9,673	10,050	0.8%
Aricent, Inc. (aa)	Diversified Consumer Services	L+4.50% (5.50%), 4/14/2021	7,000	7,070	7,079	0.5%
Avaya, Inc. (z) (aa)	Communications Equipment	L+5.50% (6.50%), 3/31/2018	18,823	18,566	18,740	1.5%
BBTS Borrower LP (z) (aa)	Oil, Gas & Consumable Fuels	L+6.50% (7.75%), 6/4/2019	24,688	24,782	24,891	1.9%
Caesar's Entertainment Resort Properties, LLC (aa)	Hotels, Restaurants & Leisure	L+6.00% (7.00%), 10/11/2020	11,940	11,985	12,005	1.0%
Caesars Growth Properties Holdings, LLC (aa)	Hotels, Restaurants & Leisure	L+5.25% (6.25%), 5/8/2021	8,000	7,993	7,995	0.6%
Chicken Soup for the Soul Publishing, LLC (z) (ab)	Publishing	L+6.00% (7.25%), 1/8/2019	30,000	29,660	29,803	2.3%
Clover Technologies Group, LLC. (z) (aa)	Commercial Services & Supplies	L+4.50% (5.50%), 5/8/2020	22,500	22,424	22,464	1.7%
Collision Holding Company, LLC	Automotive	L+7.75% (9.00%), 5/10/2018	2,352	2,330	2,348	0.2%
ConvergeOne Holdings Corp. (aa)	Diversified Consumer Services	L+5.00% (6.00%), 6/17/2020	20,000	19,800	19,934	1.5%
Corner Investment Propco, LLC (aa)	Hotels, Restaurants & Leisure	L+9.75% (11.00%), 11/2/2019	9,000	9,225	9,225	0.7%
Creative Circle, LLC (z)	Professional Services	L+4.50% (5.50%), 6/25/2020	20,000	19,800	19,800	1.5%
ECI Acquisition Holdings, Inc. (k) (z)	Technology - Enterprise Solutions	L+5.25% (8.50%), 3/11/2019	12,382	12,324	12,285	1.0%
Epic Health Services, Inc. (z)	Health Care Providers & Services	L+5.25% (6.50%), 10/16/2019	13,650	13,532	13,551	1.0%
ERG Holding Company (z) (ad)	Health Care Providers & Services	L+6.75% (8.00%), 4/4/2019	14,726	14,446	14,421	1.1%
Excelitas Technologies Corp. (z) (aa)	Electronic Equipment, Instruments & Components	L+5.00% (6.00%), 11/2/2020	24,549	24,548	24,693	1.9%
Expera Specialty Solutions, LLC (z) (aa)	Paper & Forest Products	L+6.25% (7.50%), 12/26/2018	14,850	14,769	14,961	1.2%
EZE Trucking, Inc. (d) (n) (z)	Road & Rail	L+11.75% (12.00%), 7/31/2018	12,480	12,430	12,014	1.0%
Global Telecom & Technology, Inc. (z)	Internet Software & Services	L+5.50% (6.50%), 3/31/2016	7,200	7,128	7,196	0.6%
GTCR Valor Companies, Inc. (aa)	Software	L+5.00% (6.00%), 5/30/2021	6,831	6,762	6,788	0.5%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

June 30, 2014 (Unaudited)

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Hanna Anderson, LLC (z)	Retailers (except food & drug)	L+7.25% (8.25%), 4/21/2019	$15,000	$14,856	$14,908	1.2%
Henniges Automotive Holdings, Inc (aa)	Automotive	L+5.00% (6.00%), 6/12/2021	13,000	12,870	13,098	1.0%
Ikaria Acquisitions, Inc. (aa)	Biotechnology	L+4.00% (5.00%), 2/12/2021	13,500	13,581	13,578	1.1%
ILC Dover LP (z)	Aerospace & Defense	L+5.50% (6.50%), 3/20/2020	14,906	14,835	14,800	1.1%
InMotion Entertainment Group, LLC (z) (ae)	Retailers (except food & drug)	L+7.75% (9.00%), 10/1/2018	10,000	9,835	9,936	0.8%
IntegraMed America, Inc. (z)	Health Care Providers & Services	L+7.25% (8.50%), 9/20/2017	3,876	3,821	3,818	0.3%
Integrity Neutraceuticals (z) (ab)	Food Products	L+8.75% (9.75%), 12/17/2018	35,000	34,326	34,570	2.7%
IPC Systems, Inc. (aa)	Diversified Telecommunication Services	L+5.00% (6.00%), 11/8/2020	13,500	13,525	13,525	1.0%
Jackson Hewitt, Inc. (z) (aa)	Diversified Consumer Services	L+8.50% (10.00%), 10/16/2017	21,032	20,928	20,874	1.6%
K2 Pure Solutions NoCal, L.P. (z)	Chemicals	L+6.00% (7.00%), 8/19/2019	10,000	9,828	9,859	0.8%
Kahala Ireland OpCo LLC (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	14,240	14,240	14,240	1.1%
Kahala US OpCo LLC (d) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	20,490	20,490	20,490	1.6%
Land Holdings I, LLC	Hotels, Restaurants & Leisure	12.00%, 6/26/2019	30,000	29,401	29,400	2.3%
Liquidnet Holdings, Inc (z) (aa)	Capital Markets	L+6.75% (7.75%), 5/22/2019	19,000	18,868	18,834	1.5%
MCS AMS Sub-Holdings LLC (aa)	Real Estate Management & Development	L+6.00% (7.00%), 10/15/2019	14,719	14,242	14,240	1.1%
Med-Data Incorporated (ab)	Health Care Providers & Services	L+7.25% (8.25%), 11/22/2018	14,608	14,402	14,422	1.1%
Miller Heiman, Inc. (z) (aa)	Media	L+5.75% (6.75%), 9/30/2019	28,819	27,888	27,695	2.1%
Motorsports Aftermarket Group (aa)	Automotive	L+4.00% (5.00%), 5/14/2021	25,000	23,280	23,500	1.8%
National Technical Systems, Inc. (v) (z)	Professional Services	L+6.00% (7.25%), 11/22/2018	18,703	18,565	18,560	1.4%
New Media Holdings II, LLC	Publishing	L+6.25% (7.25%), 6/3/2020	22,000	21,564	21,560	1.7%
NextCare, Inc. (m) (z) (ab)	Health Care Providers & Services	L+5.75% (7.00%), 10/10/2017	19,412	19,165	19,176	1.5%
North Atlantic Trading Company, Inc. (aa)	Food Products	L+6.50% (7.75%), 1/13/2020	19,903	19,846	20,027	1.5%
NXT Capital, LLC (z) (aa)	Commercial Banks	L+5.25% (6.25%), 9/4/2018	19,850	19,816	19,949	1.5%
Otter Box Holdings, Inc. (aa)	Electronic Equipment, Instruments & Components	L+4.75% (5.75%), 6/3/2020	15,000	14,890	14,860	1.1%
Pelican Products, Inc. (aa)	Containers, Packaging and Glass	L+4.25% (5.25%), 4/10/2020	9,975	10,037	10,037	0.8%
PeopLease Holdings, LLC (z)	Commercial Services & Supplies	L+10.00% (11.00%), 12/26/2018	10,000	9,820	10,218	0.8%
Premier Dental Services, Inc. (z) (aa)	Health Care Providers & Services	L+5.00% (6.00%), 11/1/2018	24,890	24,765	24,921	1.9%
Pre-Paid Legal Services, Inc. (z) (aa)	Diversified Consumer Services	L+5.00% (6.25%), 7/1/2019	18,575	18,636	18,760	1.5%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

June 30, 2014 (Unaudited)

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
RedPrairie Corp. (aa)	Software	L+5.00% (6.00%), 12/21/2018	$17,413	$17,388	$17,405	1.3%
Resco Products, Inc. (z)	Steel	L+6.00% (6.25%), 9/7/2016	10,000	9,880	9,875	0.8%
SI Organization, Inc. (aa) (af)	Aerospace & Defense	L+4.75% (5.75%), 11/23/2019	11,923	11,945	11,945	0.9%
St. George's University Scholastic Services LLC (aa)	Diversified Consumer Services	L+7.00% (8.50%), 12/20/2017	5,617	5,652	5,652	0.4%
Sterling Infosystems, Inc. (aa)	Business Equipment & Services	L+4.50% (5.50%), 5/13/2021	7,500	7,528	7,519	0.6%
STG-Fairway Acquisitions, Inc. (aa)	Professional Services	L+5.00% (6.25%), 2/28/2019	14,867	14,823	14,812	1.1%
SunGard Availability Services Capital, Inc. (aa)	Business Equipment & Services	L+5.00% (6.00%), 3/29/2019	9,975	9,876	9,894	0.8%
TASC Advisory Services (aa)	Aerospace & Defense	L+5.50% (6.50%), 5/22/2020	7,000	6,852	6,851	0.5%
The Tennis Channel Holdings, Inc. (d) (ab)	Media	L+8.50% (8.81%), 5/29/2017	15,518	15,173	15,221	1.2%
Therakos, Inc. (aa)	Biotechnology	L+6.25% (7.50%), 12/27/2017	7,298	7,325	7,325	0.6%
Totes Isotoner Corp (aa)	Retailers (except food & drug)	L+4.25% (5.25%), 5/1/2021	10,000	10,000	10,006	0.8%
Trimark USA, LLC (z)	Food Products	L+6.25% (7.25%), 5/11/2019	13,466	13,340	13,466	1.0%
Trojan Battery (z)	Automotive	L+4.75% (5.75%), 6/12/2021	22,000	21,780	21,890	1.7%
United Central Industrial Supply Company, LLC (z) (aa)	Commercial Services & Supplies	L+6.25% (7.50%), 10/9/2018	8,865	8,744	8,865	0.7%
US Shipping LLC (aa)	Marine	L+7.75% (9.00%), 4/30/2018	11,619	11,807	11,798	0.9%
Valence Surface Technologies (ac)	Aerospace & Defense	L+5.50% (6.50%), 6/13/2019	8,928	8,863	8,862	0.7%
Vestcom International, Inc. (aa)	Media	L+4.50% (5.75%), 12/26/2018	8,615	8,619	8,619	0.7%
WBL SPE I., LLC (l)	Consumer Finance	15.00%, 9/30/2016	4,500	4,455	4,500	0.3%
Sub Total Senior Secured First Lien Debt				$1,076,341	$1,079,851	83.5%

Senior Secured Second Lien Debt - 13.5% (b)
Ability Networks Inc. (ab)	Health Care Providers & Services	L+8.25% (9.25%), 5/16/2022	$15,000	$14,852	$15,000	1.2%
Boston Market Corporation (ab)	Hotels, Restaurants & Leisure	L+7.63% (8.63%), 12/16/2018	24,875	24,542	24,634	1.9%
CIG Financial, LLC	Consumer Finance	10.50%, 6/30/2019	15,000	14,850	14,850	1.1%
CPX Interactitve Holdings, LP	Publishing	L+10.00% (11.00%), 3/26/2018	20,000	18,748	18,487	1.4%
CREDITCORP (ab)	Consumer Finance	12.00%, 7/15/2018	13,250	13,176	14,045	1.1%
H.D. Vest, Inc. (ab)	Diversified Consumer Services	L+8.00% (9.25%), 6/18/2019	8,750	8,660	8,734	0.7%
High Ridge Brands Co.	Retailers (except food & drug)	L+8.50% (9.50%), 4/11/2020	22,500	22,175	22,163	1.7%
Interblock USA L.C. (ab)	Electronic Equipment, Instruments & Components	L+8.75% (9.75%), 3/28/2018	23,000	22,569	22,508	1.7%
Linc Energy Finance USA, Inc. (ab)	Oil, Gas & Consumable Fuels	12.50%, 10/31/2017	9,000	8,880	9,925	0.8%
NCP Finance Limited Partnership (aa) (ab)	Consumer Finance	L+9.75% (11.00%), 10/1/2018	17,865	17,679	17,776	1.4%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

June 30, 2014 (Unaudited)

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Zimbra, Inc. (ab)	Software	10.75%, 7/1/2016	$6,000	$5,977	$6,145	0.5%
Sub Total Senior Secured Second Lien Debt				$172,108	$174,267	13.5%

Subordinated Debt - 3.7% (b)
Gold, Inc. (d) (ab)	Textiles, Apparel & Luxury Goods	15.00%, 6/30/2019	$12,163	$11,952	$11,974	0.9%
Park Ave RE Holdings, LLC (d) (o)	Real Estate Management & Development	L+8.00% (13.00%), 12/29/2017	5,158	5,158	5,158	0.4%
S.B. Restaurant Co., Inc. (d) (e) (t)	Hotels, Restaurants & Leisure	1/10/2018	4,050	3,974	—	—%
S.B. Restaurant Co., Inc. - Senior Subordinated Debt (e) (t)	Hotels, Restaurants & Leisure	1/10/2018	134	88	—	—%
Vestcom Acquisition, Inc. (ab)	Media	12.00%, 6/26/2019	7,500	7,438	7,621	0.6%
Visionary Integration Professionals, LLC (ab)	IT Services	13.00%, 12/3/2018	11,128	10,044	10,094	0.8%
Xplornet Communications, Inc.	Diversified Telecommunication Services	13.00%, 10/25/2020	10,648	10,648	10,578	0.8%
Zimbra, Inc.	Software	12.00%, 7/10/2018	2,000	2,000	2,000	0.2%
Sub Total Subordinated Debt				$51,302	$47,425	3.7%

Collateralized Securities - 24.1% (b)
Apidos XVI CLO, LTD. Subordinated Notes (p)	Diversified Investment Vehicles	1/19/2025	$15,000	$13,650	$13,519	1.0%
B&M CLO 2014-1, LTD. Subordinated Notes (p)	Diversified Investment Vehicles	4/16/2026	40,250	35,420	34,651	2.7%
CVP Cascade CLO, LTD. Subordinated Notes (p)	Diversified Investment Vehicles	1/16/2026	31,000	24,843	23,896	1.8%
CVP Cascade CLO-2, LTD. Subordinated Notes (e) (p)	Diversified Investment Vehicles	1/13/2015	18,000	18,000	18,000	1.4%
Figueroa CLO 2014-1, LTD. Subordinated Notes (e) (p) (aj)	Diversified Investment Vehicles	6/30/2021	18,600	18,600	18,600	1.4%
Garrison Funding 2013 - 1 Ltd. Subordinated Notes (e) (p)	Diversified Investment Vehicles	9/30/2023	15,000	15,000	15,000	1.2%
MidOcean Credit CLO II, LLC (p)	Diversified Investment Vehicles	1/15/2024	37,600	34,058	33,011	2.6%
MidOcean Credit CLO III, LLC (e) (p)	Diversified Investment Vehicles	7/22/2026	40,250	35,420	35,420	2.7%
NewStar Arlington Senior Loan Program LLC Subordinated Notes (p)	Diversified Investment Vehicles	7/25/2025	31,603	29,514	29,498	2.3%
Ocean Trails CLO V, LTD. (e) (p) (ag)	Diversified Investment Vehicles	5/23/2021	15,000	15,000	15,000	1.2%
OFSI Fund VI, Ltd. - Subordinated Notes (s) (p)	Diversified Investment Vehicles	3/20/2025	38,000	32,895	31,542	2.4%
Related Fee Agreements (s)	Diversified Investment Vehicles		8,570	8,287	8,209	0.6%
Silver Spring CLO, Ltd. (e) (p) (ah)	Diversified Investment Vehicles	9/30/2014	5,560	5,560	5,560	0.4%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (p)	Diversified Investment Vehicles	5/1/2026	36,000	30,690	30,065	2.4%
Sub Total Collateralized Securities				$316,937	$311,971	24.1%

Equity/Other - 12.5% (b)
Carlyle GMS Finance, Inc. (i)	Diversified Investment Vehicles		$2,371	$2,371	$2,371	0.2%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

June 30, 2014 (Unaudited)

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
CPX Interactive Holdings, LP - Series A Convertible Preferred Shares (d) (e) (u)	Publishing	8.00%	6	$6,000	$6,000	0.5%
CPX Interactive Holdings, LP - Warrants (e) (u)	Publishing		317	1,087	1,202	0.1%
Crowley Holdings, Inc. - Series A Preferred Stock (d)	Marine	12.00%	25	25,262	25,480	2.0%
Danish CRJ LTD. (e) (p) (r)	Aerospace & Defense		$500	500	500	—%
Evolution Research Group - Preferred Equity (e)	Health Care Providers & Services	8.00%	$500	500	421	—%
Fifth Street Senior Loan Fund I, LLC (e) (p) (al)	Diversified Investment Vehicles		$19,357	19,357	19,357	1.5%
HIG Integrity Nutraceuticals (e)	Food Products		$1,630	1,630	1,636	0.1%
Kahala Ireland OpCo LLC. (e) (o) (y)	Aerospace & Defense		$100	100	100	—%
Kahala US OpCo LLC (e) (o) (x)	Aerospace & Defense	13.00%	$6,757	6,757	6,196	0.5%
MBLOX Inc. - Warrants (e)	Internet Software & Services		1,531	—	721	0.1%
NMFC Senior Loan Program I, LLC (e) (p) (ai)	Diversified Investment Vehicles		$25,000	25,000	25,000	2.0%
Park Ave Holdings, LLC. (e) (o) (w)	Real Estate Management & Development	13.00%	$7,802	7,802	8,415	0.7%
PennantPark Credit Opportunity Fund, LP (g) (p)	Diversified Investment Vehicles		$10,000	10,000	10,923	0.8%
S.B. Restaurant Co., Inc. - Warrants (e)	Hotels, Restaurants & Leisure		—	—	—	—%
SkyCross Inc. - Warrants (e)	Electronic Equipment, Instruments & Components		2,254	—	450	—%
South Grand MM CLO I, LLC (p) (ak)	Diversified Investment Vehicles		$22,209	21,903	22,209	1.7%
Tennenbaum Waterman Fund, L.P. (f)	Diversified Investment Vehicles		$8,396	8,396	8,307	0.6%
The SAVO Group, Ltd. - Warrants (e)	Internet Software & Services		138	—	785	0.1%
THL Credit Greenway Fund II LLC (h) (p)	Diversified Investment Vehicles		$11,277	11,277	11,907	0.9%
Visionary Integration Professionals, LLC - Warrants (e) (u)	IT Services		657	911	1,077	0.1%
World Business Lenders, LLC (e)	Consumer Finance		$3,750	3,750	3,359	0.3%
Xplornet Communications Inc. - Warrants (e)	Diversified Telecommunication Services		10	—	2,623	0.2%
Zimbra, Inc. - Warrants (Second Lien Debt) (e)	Software		535	—	248	—%
Zimbra, Inc. - Warrants (Third Lien Bridge Note) (e)	Software		1,000	—	1,324	0.1%
Sub Total Equity/Other				$152,603	$160,611	12.5%

TOTAL INVESTMENTS - 137.3% (b)				$1,769,291	$1,774,125	137.3%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

_____________

(a)
All of the Company's investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), except Apidos XVI CLO, LTD. Subordinated Notes, B&M CLO 2014-1, LTD. Subordinated Notes, Caesar's Entertainment Resort Properties, LLC, Caesar's Growth Properties Holdings, LLC, Carlyle GMS Finance, Inc., Corner Investment Propco, LLC, CVP Cascade CLO, LTD. Subordinated Notes, CVP Cascade CLO-2, LTD. Subordinated Notes, Danish CRJ LTD., Fifth Street Senior Loan Fund I, LLC, Figueroa CLO 2014-1, LTD. Subordinated Notes, Garrison Funding 2013-1 Ltd. Subordinated Notes, Global Telecom & Technology, Inc., Kahala Ireland OpCo LLC, Liquidnet Holdings, Inc., MidOcean Credit CLO II, LLC, MidOcean Credit CLO III, LLC, New Media Holdings II, LLC, NewStar Arlington Senior Loan Program, LLC Subordinated Notes, NMFC Senior Loan Program I, LLC, NXT Capital LLC, Ocean Trails CLO V, LTD., OFSI Fund VI, Ltd. Subordinated Notes, PennantPark Credit Opportunity Fund LP, Related Fee Agreements, Silver Spring CLO, Ltd., South Grand MM CLO I, LLC, St. George's University Scholastic Services LLC, Tennenbaum Waterman Fund, L.P., THL Credit Greenway Fund II LLC, WhiteHorse VIII, Ltd. CLO Subordinated Notes, and Xplornet Communications, Inc.

(b)	Percentages are based on net assets of $1,292,359 thousand as of June 30, 2014.

(c)
Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by the Company's board of directors as required by the 1940 Act. (See Note 3 to the financial statements).

(d)	Terms of loan include PIK interest.

(e)	Non-income producing at June 30, 2014.

(f)	The Company has committed to fund $10.0 million in Tennenbaum Waterman Fund, L.P. over a period ending no later than September 2015. The remaining commitment as of June 30, 2014 was $1.6 million.

(g)	The investment is subject to a three year lock-up restriction on withdrawals in year 4.

(h)	The Company has committed to fund $20.0 million in THL Credit Greenway II LLC over a period ending no later than March 2015. The remaining commitment as of June 30, 2014 was $8.1 million.

(i)	The Company has committed to fund $10.0 million in Carlyle GMS Finance, Inc. The remaining commitment as of June 30, 2014 was $7.6 million.

(j)	The Company has committed to fund a delayed draw term loan of $2.4 million in ABRA, Inc. The remaining commitment as of June 30, 2014 was $0.2 million.

(k)	The Company has committed to fund a delayed draw term loan of $2.6 million in ECI Acquisition Holdings, Inc. The remaining commitment as of June 30, 2014 was $2.6 million.

(l)	The Company has committed to fund a delayed draw term loan of $15.0 million in WBL SPE I, LLC. The remaining commitment as of June 30, 2014 was $10.5 million.

(m)	The Company has committed to fund a delayed draw term loan of $7.8 million in NextCare, Inc. The remaining commitment as of June 30, 2014 was $5.0 million.

(n)	The Company has committed to fund a delayed draw term loan of $2.0 million in EZE Trucking, Inc. The remaining commitment as of June 30, 2014 was $2.0 million.

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

(r)	The Company's investment is held through the Consolidated Holding Company, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.

(s)
Related Fee Agreements consists of one investment with a fair value of $1,512 thousand that is classified as a Non-affiliated Investment and three investments with a total fair value of $6,697 thousand that are classified as Affiliated Investments.

(t)	The investment is on non-accrual status as of June 30, 2014.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

(v)	The Company has committed to fund a delayed draw term loan of $7.5 million in National Technical Systems, Inc. The remaining commitment as of June 30, 2014 was $1.3 million.

(w)	The Company's investment is held through the consolidated subsidiary, Park Ave RE, Inc., which owns 100% of the equity of the operating company, Park Ave RE Holdings, LLC.

(x)
The Company's investment is held through the consolidated subsidiaries, Kahala Aviation Holdings, LLC and Kahala Aviation US, Inc. which own 100% of the equity of the operating company, Kahala US OpCo LLC.

(y)	The Company's investment is held through the consolidated subsidiaries, Kahala Aviation Holdings, LLC and Kahala Luxco, which own 100% of the equity of the operating company, Kahala Ireland OpCo LLC.

(z)
The Company's investment or a portion thereof is pledged as collateral under the Wells Fargo Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

(aa)	The Company's investment or a portion thereof is pledged as collateral under the Citi Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

(ab)
The Company's investment or a portion thereof is pledged as collateral under the Deutsche Bank Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

(ac)	The Company has committed to fund a delayed draw term loan of $1.4 million in Valence Surface Technologies. The remaining commitment as of June 30, 2014 was $1.1 million.

(ad)	The Company has committed to fund a delayed draw term loan of $10.2 million in ERG Holding Company. The remaining commitment as of June 30, 2014 was $10.2 million.

(ae)	The Company has committed to fund a delayed draw term loan of $2.2 million in InMotion Entertainment Group, LLC. The remaining commitment as of June 30, 2014 was $2.1 million.

(af)	The Company has committed to fund a delayed draw term loan of $1.6 million in SI Organization, Inc. The remaining commitment as of June 30, 2014 was $1.6 million.

(ag)	The Company has committed to fund a collateralized security of $40.0 million in Ocean Trails CLO V, Ltd. The remaining commitment as of June 30, 2014 was $25.0 million.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

(ah)	The Company has committed to fund a collateralized security of $25.0 million in Silver Spring CLO, Ltd. The remaining commitment as of June 30, 2014 was $19.4 million.

(ai)	The Company has committed to fund $50.0 million in NMFC Senior Loan Program I, LLC. The remaining commitment as of June 30, 2014 was $25.0 million.

(aj)	The Company has committed to fund a collateralized security of $37.2 million in Figueroa CLO 2014-1, Ltd. The remaining commitment as of June 30, 2014 was $18.6 million.

(ak)	The Company has committed to fund $35.0 million in South Grand MM CLO I, LLC. The remaining commitment as of June 30, 2014 was $12.8 million.

(al)	The Company has committed to fund $35.0 million in Fifth Street Senior Loan Fund I, LLC. The remaining commitment as of June 30, 2014 was $15.6 million.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2014 (dollars in thousands):

	At June 30, 2014
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles	$412,045	23.2%
Health Care Providers & Services	120,655	6.8%
Hotels, Restaurants & Leisure	93,309	5.3%
Aerospace & Defense	89,780	5.1%
Automotive	88,222	5.0%
Diversified Consumer Services	81,033	4.5%
Food Products	80,577	4.5%
Media	78,834	4.4%
Publishing	77,052	4.3%
Electronic Equipment, Instruments & Components	62,511	3.5%
Retailers (except food & drug)	57,013	3.2%
Consumer Finance	54,530	3.1%
Professional Services	53,172	3.0%
Commercial Services & Supplies	41,547	2.3%
Marine	37,278	2.1%
Oil, Gas & Consumable Fuels	34,816	2.0%
Software	33,910	1.9%
Biotechnology	32,863	1.9%
Real Estate Management & Development	27,813	1.5%
Diversified Telecommunication Services	26,726	1.5%
Internet Software & Services	23,327	1.3%
Commercial Banks	19,949	1.1%
Capital Markets	18,834	1.1%
Communications Equipment	18,740	1.1%
Business Equipment & Services	17,413	1.0%
Paper & Forest Products	14,961	0.8%
Technology - Enterprise Solutions	12,285	0.7%
Road & Rail	12,014	0.7%
Textiles, Apparel & Luxury Goods	11,974	0.7%
IT Services	11,171	0.6%
Containers, Packaging and Glass	10,037	0.6%
Steel	9,875	0.6%
Chemicals	9,859	0.6%
Total	$1,774,125	100.0%

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

______________

(a)
All of the Company's investments are issued by eligible portfolio companies, as defined in the 1940 Act, except Apidos XVI CLO, LTD. Subordinated Notes, Carlyle GMS Finance, Inc., Catamaran CLO 2013-1 Ltd. Subordinated Notes, CVP Cascade CLO-1, LTD. Subordinated notes, Garrison Funding 2013-1 Ltd. Subordinated Notes, JMP Credit Advisors CLO II Ltd. Subordinated Notes, MC Funding Ltd. Preferred Shares, MidOcean Credit CLO II, Ltd., Mitel Networks Corp., NewStar Arlington Fund, LLC, NXT Capital LLC, PennantPark Credit Opportunities Fund LP, South Grand MM CLO I, LLC, Tennenbaum Waterman Fund, L.P., THL Credit Greenway Fund II LLC, and Xplornet Communications, Inc.

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

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Company sold 22,222 shares of common stock to its Adviser, an entity wholly owned by AR Capital, LLC (formerly known as American Realty Capital II, LLC) (the “Sponsor”) on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.  On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and commenced operations as of that date. As of June 30, 2014, the Company had issued 130.6 million shares of common stock for gross proceeds of $1.4 billion including the shares purchased by the Sponsor and shares issued under the Company's distribution reinvestment plan ("DRIP"). As of June 30, 2014, the Company had repurchased 0.3 million shares of common stock for payments of $2.8 million.

On July 13, 2012, the Company, through a wholly-owned, consolidated subsidiary, 405 TRS I, LLC (“405 Sub”), entered into a total return swap agreement (“TRS”) with Citibank, N.A. (“Citi”), which was subsequently amended on October 17, 2012, December 7, 2012, May 10, 2013, July 18, 2013, October 15, 2013 and May 6, 2014, increasing the maximum possible exposure under the TRS to $450.0 million. The Company terminated its amended and restated TRS with Citi on June 27, 2014.

On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, BDCA-CB Funding, LLC (formerly 405 TRS I, LLC) (“CB Funding”), entered into a revolving credit facility ("Citi Credit Facility") with Citi as administrative agent and U.S. Bank National Association ("U.S. Bank") as collateral agent, account bank and collateral custodian. The Citi Credit Facility provides for borrowings over a twenty four month period in an aggregate principal amount of up to $400 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by the CB Funding and pledged as collateral under the Citi Credit Facility.

In connection with the Citi Credit Facility, on June 27, 2014, CB Funding entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 405 Loan Funding LLC (“Loan Funding”), an affiliate of Citi formed for the purpose of holding loans underlying a TRS with CB Funding. Pursuant to the terms of the Merger Agreement, CB Funding acquired such loans through the merger of Loan Funding with and into CB Funding. Pursuant to the Merger Agreement, CB Funding paid approximately $389.0 million for the assets held by Loan Funding.

On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, BDCA Funding I, LLC (“Funding I”), entered into a revolving credit facility (the “Wells Fargo Credit Facility”) with Wells Fargo Bank, National Association as lender, Wells Fargo Securities as administrative agent (together, “Wells Fargo”) and U.S. Bank, as collateral agent, account bank and collateral custodian. The Wells Fargo Credit Facility, which was subsequently amended on April 26, 2013, September 9, 2013, and June 30, 2014, provides for borrowings in an aggregate principal amount of up to $300.0 million on a committed basis, with a term of 60 months.

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

The Company has formed and expects to continue to form consolidated subsidiaries (the “Consolidated Holding Companies”) to hold equity securities of portfolio companies. These Consolidated Holding Companies enable the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. Any tax payable by a Consolidated Holding Company is included as an expense in the Company's Consolidated Statements of Operations. As of June 30, 2014, 54th Street Equity Holdings, Inc., Kahala Aviation Holdings, LLC, Kahala Aviation US, Inc., Kahala Luxco, and Park Ave RE, Inc. were the only Consolidated Holding Companies.

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

The Company consolidates the following: Funding I, 2L Funding I, CB Funding, and the Consolidated Holding Companies. All significant intercompany balances and transactions have been eliminated in consolidation.

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

For an investment in an investment fund that does not have a readily determinable fair value, the Company measures the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of Financial Accounting Standards Board ("FASB"), Accounting Standards Codification ("ASC"), Topic 946, Financial Services-Investment Companies, as of the Company's measurement date. However, in determining the fair value of the Company's investment, the Company may make adjustments to the net asset value per share in certain circumstances, based on the Company's analysis of any restrictions on redemption of the shares of the investment as of the measurement date.

The value of our TRS was primarily based on the increase or decrease in the value of the loans underlying the TRS, as determined by Citi based upon indicative pricing by an independent third-party pricing service.

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "control" is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, any person "who owns beneficially, either directly or through one or more controlled companies, more than 25 per centum of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25 per centum of the voting securities of any company shall be presumed not to control such company." Using this definition, the Company has determined to treat “Control Investments” as investments in companies in which the Company owns more than 25% of the voting securities, maintains greater than 50% of the board representation or has the power to exercise control over the management or policies of such portfolio company. Consistent with the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments.

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

As of June 30, 2014, the Company had repurchased 0.3 million shares of common stock for payments of $2.8 million. As of June 30, 2013, the Company had repurchased 0.07 million shares of common stock for payments of $0.7 million.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

New Accounting Pronouncement

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

All of the Company’s investment portfolio at June 30, 2014 was comprised of debt and equity instruments for which Level 1 inputs, such as quoted prices, were not available. Therefore, at June 30, 2014, the investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at June 30, 2014 may differ materially from values that would have been used had a ready market for the securities existed.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

As of June 30, 2014, the Company had one portfolio company, which represented two portfolio investments, on non-accrual status with a total principal amount of $4.2 million, amortized cost of $4.1 million, and no fair value which represented 0.2% and 0.2% of the investment portfolio total principal and amortized cost, respectively. The Company did not have any portfolio investments on non-accrual status as of June 30, 2013. Refer to Note 2 - Summary of Significant Accounting Policies - in the consolidated financial statements included in this report for additional details regarding the Company’s non-accrual policy.

For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings - in the consolidated financial statements included in this report.

The following table presents fair value measurements of investments, by major class, as of June 30, 2014, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$672,633	$407,218	$1,079,851
Senior Secured Second Lien Debt	—	65,480	108,787	174,267
Subordinated Debt	—	—	47,425	47,425
Collateralized Securities	—	—	311,971	311,971
Equity/Other	—	—	160,611	160,611
Total	$—	$738,113	$1,036,012	$1,774,125

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2014 (dollars in thousands):

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2013	$195,755	$51,120	$59,701	$105,945	$105,746	$518,267
Net unrealized gains	975	(376)	(3,013)	(6,623)	2,215	(6,822)
Purchases and other adjustments to cost	292,543	78,391	15,317	331,854	103,616	821,721
Sales and redemptions	(72,392)	(20,457)	(34,429)	(123,222)	(51,556)	(302,056)
Net realized gain	87	109	99	4,017	590	4,902
Net transfers in and/or out	(9,750)	—	9,750	—	—	—
Balance as of June 30, 2014	$407,218	$108,787	$47,425	$311,971	$160,611	$1,036,012
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain:	$1,026	$(235)	$(2,046)	$(4,964)	$2,214	$(4,005)

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

For the six months ended June 30, 2014, there were no transfers out of Level 1, Level 2, or Level 3.

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

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur.

The composition of the Company’s investments as of June 30, 2014, at amortized cost and fair value, were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,076,341	$1,079,851	60.9%
Senior Secured Second Lien Debt	172,108	174,267	9.8%
Subordinated Debt	51,302	47,425	2.7%
Collateralized Securities	316,937	311,971	17.6%
Equity/Other	152,603	160,611	9.0%
Total	$1,769,291	$1,774,125	100.0%

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

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of June 30, 2014 (dollars in thousands). The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$344,194	Yield Analysis	Market Yield	6.50%	15.00%	9.66%
Senior Secured Second Lien Debt (c)	71,774	Yield Analysis	Market Yield	8.63%	12.50%	10.39%
Subordinated Debt	47,425	Yield Analysis	Market Yield	11.50%	14.00%	12.81%
Collateralized Securities (d)	69,740	Discounted Cash Flow	Discount Rate	10.81%	15.22%	14.27%
Equity/Other (e)	60,537	Market Multiple Analysis	EBITDA Multiple	1.0x	9.7x	4.4x
Equity/Other (e)	22,209	Discounted Cash Flow	Market Yield	14.46%	14.46%	14.46%
	$615,879
______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)	The remaining $63.0 million of senior secured first lien debt were valued at their respective acquisition prices as the investments closed near the period ending June 30, 2014.

(c)	The remaining $37.0 million of senior secured second lien debt were valued at their respective acquisition prices as the investments closed near the period ending June 30, 2014.

(d)	The remaining $242.2 million of collateralized securities were valued based on recent transactions close to the period ending June 30, 2014.

(e)	The remaining $77.9 million of equity/other investments were valued based on the net asset values published by the respective fund.

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

Note 4 — Related Party Transactions and Arrangements

The Sponsor, including its wholly owned subsidiary, the Adviser, owns 0.16 million shares of the Company’s outstanding common stock as of June 30, 2014.

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

For the three and six months ended June 30, 2014, the Company incurred $5.8 million and $9.4 million, respectively, of management fees, $2.6 million and $3.4 million, respectively, of subordinated incentive fees on income, and $0.2 million and $0.2 million, respectively, of capital gains incentive fees under the Investment Advisory Agreement, of which the Adviser did not waive any portion of such fees.

For the three and six months ended June 30, 2013, the Company incurred $1.2 million and $2.0 million, respectively of management fees, $1.1 million and $1.8 million, respectively, of subordinated incentive fees on income, and $0.6 million and $0.9 million, respectively, of capital gains incentive fees under the Investment Advisory Agreement, of which the Adviser waived $0.0 million and $0.4 million, respectively, of such fees.

For accounting purposes only, the Company is required under U.S. GAAP to also accrue a theoretical capital gains incentive fee based upon unrealized capital appreciation on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a capital gains incentive fee that would theoretically be payable to the Adviser. For the three and six months ended June 30, 2014, the Company incurred $0.9 million and $0.5 million of theoretical capital gains incentive fees, respectively. For the three and six months ended June 30, 2013, the Company incurred $0.2 million and $0.7 million of theoretical capital gains incentive fees, respectively. The amounts actually paid to the Adviser are consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

As a result of discussions with the SEC staff, the Company determined to no longer include TRS earnings in the computation of subordinated incentive fees, which was effective from January 1, 2014 through the termination of the TRS on June 27, 2014. The Adviser did not receive any additional fees as a result of the termination of the TRS, other than as a result of the increase in the Company’s assets and the fact that, effective June 27, 2014, realized gains and income received on loans formerly underlying the TRS beginning on the date on which the loans came on to the Company’s balance sheet will be included in the incentive fee calculation under the Investment Advisory Agreement. Any gains or income realized as a result of the termination of the TRS, however, will not be considered in the calculation of the incentive fee due to Adviser under the Investment Advisory Agreement.

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

Quarter Ended	Amount of Expense Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred (2)	Eligible for Reimbursement Through
March 31, 2011	$—	—%	—%	N/A (3)
June 30, 2011	—	—	—	N/A (3)
September 30, 2011	571	2.88	8.11	September 30, 2014
December 31, 2011	131	1.97	7.90	December 31, 2014
March 31, 2012	78	0.90	7.88	March 31, 2015
June 30, 2012	189	0.30	7.75	June 30, 2015
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

The Company has recorded $3.9 million as due from affiliate and $1.1 million as due from affiliate on the consolidated statements of assets and liabilities as of June 30, 2014 and December 31, 2013, respectively, which reflect the netting of amounts due from the Adviser and affiliates and amounts due from the Company. On August 24, 2012, the Adviser made a payment to the Company in the amount of $0.8 million for $1.0 million of operating expenses pursuant to the Expense Support Agreement netted against $0.2 million due from the Company to the Adviser as reimbursement for payments made by the Adviser on behalf of the Company. As of June 30, 2014, the Adviser had assumed on a cumulative basis, $1.0 million of operating expenses pursuant to the Expense Support Agreement.

Offering Costs

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for offering expenses to the extent that, together with all prior offering expenses, the amounts exceed 1.5% of the aggregate gross proceeds from the Company’s on-going offering. As of June 30, 2014, offering costs in the amount of $5.4 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser; however, the Company may, but is not obligated to, pay certain amounts back to the Adviser over time. As of December 31, 2013, offering costs in the amount of $1.6 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser.

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

The following table reflects the fees incurred and payable to our Dealer Manager, the Adviser and transfer agent as of and for the six months ended June 30, 2014 (dollars in thousands):

	Incurred for the Six Months Ended	Payable as of
	June 30, 2014	June 30, 2014
Selling commissions and dealer manager fees (1)	$64,838	$—
Offering costs	13,139	471
Management and incentive fees	13,041	11,290
Investment banking advisory fees (2)	329	—
Total related party fees	$91,347	$11,761

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The following table reflects the fees incurred and unpaid to our Dealer Manager, the Adviser and transfer agent as of and for the year ended December 31, 2013 (dollars in thousands):

	Incurred for the Year Ended	Payable as of
	December 31, 2013	December 31, 2013
Selling commissions and dealer manager fees (1)	$45,000	$—
Offering costs	4,198	198
Management and incentive fees	13,549	8,068
Investment banking advisory fees (2)	548	—
Total related party fees	$63,295	$8,266
______________

(1)	Selling commissions and dealer manager fees are not reflected in the Company's financial statements.

(2)	Investment banking advisory fees were paid to the Dealer Manager for strategic advisory services provided to the Company.

Note 5 — Borrowings

Wells Fargo Credit Facility

On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank as collateral agent, account bank and collateral custodian. The Wells Fargo Credit Facility, which was subsequently amended on April 26, 2013, September 9, 2013, and June 30, 2014, provides for borrowings in an aggregate principal amount of up to $300.0 million on a committed basis, with a term of 60 months.

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

The Wells Fargo Credit Facility will be priced at the one month maturity London Interbank Offered Rate ("LIBOR"), with no LIBOR floor, plus a spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the aggregate principal amount available under the Wells Fargo Credit Facility has not been borrowed. The non-usage fee per annum for the first six months is 0.50%; thereafter, the non-usage fee per annum is 0.50% for the first 20% of the unused balance and 2.0% for the portion of the unused balance that exceeds 20%. For the three and six months ended June 30, 2014, the Company incurred $0.2 million and $0.3 million, respectively, of non-usage fees. For the three and six months ended June 30, 2013, the Company incurred $0.3 million and $0.3 million, respectively, of non-usage fees. Any amounts borrowed under the Wells Fargo Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable in April 2018.

Borrowings under the Wells Fargo Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. As of June 30, 2014, the Company was in compliance with regards to the Wells Fargo Credit Facility covenants. The Wells Fargo Credit Facility may be prepaid in whole or in part, subject to customary breakage costs. In the event that the Wells Fargo Credit Facility is terminated prior to the first anniversary, an additional amount is payable to Wells Fargo equal to 2.00% of the maximum amount of the Wells Fargo Credit Facility.

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

As of June 30, 2014 , the Company had gross deferred financing costs of $2.9 million, net of accumulated amortization of $0.7 million in connection with the Wells Fargo Credit Facility. As of December 31, 2013, the Company had gross deferred financing costs of $2.3 million, net of accumulated amortization of $0.4 million in connection with the Wells Fargo Credit Facility. At June 30, 2014, $174.7 million was drawn on the Wells Fargo Credit Facility. At December 31, 2013, $132.7 million was drawn on the Wells Fargo Credit Facility. For the three and six months ended June 30, 2014, the Company incurred interest expense related to the outstanding borrowings on the Wells Fargo Credit Facility in the amount of $0.8 million and $1.7 million, respectively. For the year ended December 31, 2013, the Company incurred interest expense related to the outstanding borrowings on the Wells Fargo Credit Facility in the amount of $1.2 million.

Deutsche Bank Credit Facility

On February 21, 2014, the Company, through 2L Funding I, entered into the Deutsche Bank Credit Facility with Deutsche Bank as lender and as administrative agent and U.S. Bank as collateral agent and collateral custodian.

The Deutsche Bank Credit Facility provides for borrowings in an aggregate principal amount of up to $60.0 million with a term of 36 months. The Deutsche Bank Credit Facility will be priced at LIBOR plus 4.25%, with no LIBOR floor. The undrawn rate is 0.75%. 2L Funding Sub I will be subject to a minimum utilization of 50% of the loan amount in the first 12-months and 65% of the loan amount thereafter, measured quarterly. If the utilized portion of the loan amount is less than the foregoing thresholds, such shortfalls shall bear interest at LIBOR plus 4.25%. For the three and six months ended June 30, 2014, the Company incurred $0.2 million and $0.3 million, respectively, of non-usage fees. The Company did not incur any non-usage fees for the three and six months ended June 30, 2013 as the Company had not entered into the Deutsche Bank Credit Facility as of June 30, 2013. The Deutsche Bank Credit Facility provides for monthly interest payments for each drawn loan. Any amounts borrowed under the Deutsche Bank Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, in January 2017. 2L Funding I paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Deutsche Bank Credit Facility.

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

As of June 30, 2014 , the Company had gross deferred financing costs of $0.9 million, net of accumulated amortization of $0.1 million in connection with the Deutsche Bank Credit Facility. At June 30, 2014, $30.0 million was drawn on the Deutsche Bank Credit Facility. For the three and six months ended June 30, 2014, the Company incurred interest expense related to the outstanding borrowings on the Deutsche Bank Credit Facility in the amount of $0.3 million and $0.3 million, respectively. For the year ended December 31, 2013, the Company incurred no interest expense related to the outstanding borrowings on the Deutsche Bank Credit Facility.

Citi Credit Facility

On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into the Citi Credit Facility as administrative agent and U.S. Bank as collateral agent, account bank and collateral custodian. The Citi Credit Facility provides for borrowings over a twenty four month period in an aggregate principal amount of up to $400 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility.

The Citi Credit Facility will be priced at LIBOR, with no LIBOR floor, plus a spread of 1.70% per annum for the first twenty four months and 2.00% per annum thereafter. Interest is payable quarterly in arrears. CB Funding will be subject to a non-usage fee to the extent the aggregate principal amount available under the Citi Credit Facility has not been borrowed. Any amounts borrowed under the Citi Credit Facility along with any accrued and unpaid interest thereunder will mature, and will be due and payable, in three years. CB Funding paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Citi Credit Facility.

In connection with the Citi Credit Facility, on June 27, 2014, CB Funding entered into a Merger Agreement with Loan Funding, an affiliate of Citi formed for the purpose of holding loans underlying a TRS with CB Funding. Pursuant to the terms of the Merger Agreement, CB Funding acquired such loans through the merger of Loan Funding with and into CB Funding. Pursuant to the Merger Agreement, CB Funding paid approximately $389.0 million for the assets held by Loan Funding.

Borrowings of CB Funding will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies.

As of June 30, 2014 , the Company had gross deferred financing costs of $2.3 million, net of accumulated amortization of $0.01 million in connection with the Citi Credit Facility. At June 30, 2014, $270.6 million was drawn on the Citi Credit Facility. For the three and six months ended June 30, 2014, the Company incurred interest expense related to the outstanding borrowings on the Citi Credit Facility in the amount of $0.1 million and $0.1 million, respectively. For the year ended December 31, 2013, the Company incurred no interest expense related to the outstanding borrowings on the Citi Credit Facility.

The weighted average annualized interest cost for all borrowings for the six months ended June 30, 2014 and June 30, 2013 was 2.58% and 2.51%, respectively. The average daily debt outstanding for the six months ended June 30, 2014 and June 30, 2013 was $162.6 million and $26.8 million, respectively. The maximum debt outstanding for the six months ended June 30, 2014 and June 30, 2013 was $475.3 million and $33.9 million, respectively.

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

	Level	Carrying Amount at June 30, 2014	Fair Value at June 30, 2014
Wells Fargo Credit Facility	3	$174,687	$174,687
Deutsche Bank Credit Facility	3	$30,000	$30,000
Citi Credit Facility	3	$270,625	$270,625
		$475,312	$475,312

	Level	Carrying Amount at December 31, 2013	Fair Value at December 31, 2013
Wells Fargo Credit Facility	3	$132,687	$132,687

Note 6 — Total Return Swap

On July 13, 2012, the Company, through its wholly-owned subsidiary, 405 Sub, entered into a TRS with Citi, which was most recently amended on May 6, 2014, to increase the aggregate market value of the portfolio of loans selected by 405 Sub. The Company terminated its amended and restated TRS with Citi on June 27, 2014.

A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. The TRS effectively added leverage to the Company's portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. The TRS enabled the Company, through its ownership of 405 Sub, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest-type payment to Citi.

The obligations of 405 Sub under the TRS were non-recourse to the Company and the Company's exposure to the TRS was limited to the amount that it contributed to 405 Sub in connection with the TRS. Generally, that amount was the amount that 405 Sub was required to post as cash collateral for each loan (which in most instances was approximately 25% of the market value of a loan at the time that such loan was purchased). There was no cash collateral on deposit as of June 30, 2014 as the TRS was terminated on June 27, 2014. The cash collateral on deposit as of December 31, 2013 was $76.9 million. As amended, the TRS provided that 405 Sub could have selected a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the TRS) of $450.0 million.

405 Sub paid interest to Citi for each loan at a rate equal to one-month LIBOR plus 1.20% per annum. Upon the termination or repayment of any loan selected by 405 Sub under the Agreement, 405 Sub would deduct the appreciation of such loan's value from any interest owed to Citi or pay the depreciation amount to Citi in addition to remaining interest payments.

On June 27, 2014, the Company terminated the TRS and CB Funding entered into a Merger Agreement with Loan Funding, an affiliate of Citi formed for the purpose of holding the loans underlying the TRS. Pursuant to the terms of the Merger Agreement, CB Funding acquired such loans through the merger of Loan Funding with and into CB Funding (the “Merger”) for approximately $389.0 million. The Company recorded such loans at a cost equal to the respective fair values as of June 27, 2014 and as a result, the $4.0 million of unrealized gain on the TRS at the termination date was realized which resulted in an offsetting unrealized loss and realized gain on the TRS. The $4.0 million gain equates to fair value of the loans underlying the TRS as of June 27, 2014 less the respective costs of such assets as purchased through the TRS.

Previously, the Adviser has not recognized incentive fees based on the returns or capital gains of the TRS and therefore will not receive any additional fees as a direct result of the Merger or termination of the TRS. However, such loans are now

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

included in the Company's portfolio of investments and subject to any fees applicable under the Investment Advisory Agreement.

At June 30, 2014, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and consolidated statements of operations consisted of the following (dollars in thousands):

	Net Receivable	Net Realized Gains
Interest and other income from TRS portfolio	$4,138	$11,366
TRS interest expense	—	(2,187)
Gains on TRS asset sales	—	5,379
Net realized gain from TRS	$4,138	$14,558

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

The Company valued its TRS in accordance with the agreements between 405 Sub and Citi, which collectively established the TRS and are collectively referred to herein as the "TRS Agreement". Pursuant to the TRS Agreement, the value of the TRS is based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS are valued by Citi. Citi bases its valuation primarily on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to the Company for review and testing. The Company's management reviews and approves the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly valuation process. To the extent the Company's management has any questions or concerns regarding the valuation of the loans underlying the TRS, such valuations will be discussed or challenged pursuant to the terms of the TRS.

The fair value of the TRS is reflected as an unrealized gain or loss on the total return swap on the consolidated statements of assets and liabilities. The change in value of the TRS is reflected in the consolidated statements of operations as net unrealized appreciation (depreciation) on the total return swap.

The Company did not hold the TRS at June 30, 2014. As of December 31, 2013, the fair value of the TRS was $3.2 million.

As of December 31, 2013, 405 Sub had exposure to 32 underlying loans with a total notional amount of $293.0 million and posted $76.9 million in cash collateral held by Citibank, which is reflected in cash collateral on deposit with custodian on the consolidated statements of assets and liabilities.

For purposes of the asset coverage ratio test applicable to the Company as a BDC, the Company had agreed with the staff of the SEC to treat the outstanding notional amount of the TRS, less the initial amount of any cash collateral posted by 405 Sub under the TRS, as a senior security for the life of that instrument.

Further, for purposes of Section 55(a) under the 1940 Act, the Company had agreed with the staff of the SEC to treat each loan underlying the TRS as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company.

The following is a summary of the underlying loans subject to the TRS as of December 31, 2013 (dollars in thousands):

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Underlying Loan (a)	Industry	Investment Coupon Rate/Maturity Date	Principal	Notional Amount	Market Value	Unrealized Appreciation (Depreciation)
Senior Secured First Lien Debt
AM General LLC	Aerospace & Defense	L+9.00%, 3/22/2018	$6,650	$6,451	$5,752	$(699)
American Dental Partners, Inc.	Health Care Providers & Services	L+5.00%, 2/9/2018	3,388	3,184	3,320	136
Amneal Pharmaceuticals LLC	Biotechnology	L+4.75%, 11/1/2019	11,970	11,850	12,030	180
BBTS Borrower LP	Oil, Gas & Consumable Fuels	L+6.50%, 6/4/2019	18,858	18,733	18,952	219
Caesar's Entertainment Resort Properties, LLC	Hotels, Restaurants & Leisure	L+6.00%, 10/11/2020	12,000	11,760	11,925	165
Clover Technologies Group, LLC (aka 4L Holdings)	Commercial Services & Supplies	L+5.50%, 5/7/2018	11,330	11,272	11,273	1
Corner Investment Propco, LLC	Hotels, Restaurants & Leisure	L+9.75%, 11/2/2019	9,000	8,932	9,135	203
Excelitas Technologies Corp.	Electronic Equipment, Instruments & Components	L+5.00%, 11/2/2020	17,271	17,098	17,343	245
Expera Specialty Solutions, LLC	Paper & Forest Products	L+6.25%, 12/21/2018	6,965	6,826	7,035	209
Hearthside Food Solutions, LLC	Food Products	L+5.25%, 6/7/2018	5,444	5,418	5,444	26
Ikaria Acquisitions, Inc.	Biotechnology	L+6.00%, 7/3/2018	13,650	13,445	13,710	265
Jackson Hewitt, Inc.	Diversified Consumer Services	L+8.50%, 10/16/2017	9,266	9,008	9,173	165
Jacobs Entertainment, Inc.	Hotels, Restaurants & Leisure	L+5.00%, 10/29/2018	3,950	3,891	3,930	39
Keystone Automotive Operations Inc	Distributors	L+5.75%, 8/8/2019	9,975	9,825	10,000	175
Liquidnet Holdings, Inc.	Capital Markets	L+8.00%, 5/8/2017	8,181	8,100	8,058	(42)
MCS AMS Sub-Holdings LLC	Real Estate Management & Development	L+6.00%, 10/15/2019	15,000	14,550	14,475	(75)
Miller Heiman	Media	L+5.75%, 9/30/2018	13,750	13,338	13,681	343
Mitel Networks Corp.	Communications Equipment	L+5.75%, 2/27/2019	5,355	5,301	5,355	54
NXT Capital LLC	Commercial Banks	L+5.25%, 9/4/2018	10,000	9,900	9,900	—
Plato Learning, Inc.	Diversified Consumer Services	L+4.75%, 5/17/2018	2,400	2,392	2,392	—
Premier Dental Services Inc.	Health Care Providers & Services	L+7.00%, 11/1/2018	4,950	4,802	4,981	179
Pre-Paid Legal Services, Inc.	Diversified Consumer Services	L+5.00%, 7/1/2019	12,690	12,567	12,762	195
RedPrairie Corp.	Software	L+10.00%, 12/21/2018	17,500	17,500	17,549	49
St. George's University Scholastic Services LLC	Diversified Consumer Services	L+7.00%, 12/20/2017	6,517	6,387	6,550	163
STG-Fairway Acquisitions, Inc.	Professional Services	L+5.00%, 2/28/2019	11,965	11,845	11,943	98
Therakos, Inc.	Biotechnology	L+6.25%, 12/27/2017	7,481	7,444	7,487	43
United Central Industrial Supply Company, LLC	Commercial Services & Supplies	L+6.25%, 10/9/2018	4,950	4,752	4,702	(50)
US Shipping LLC	Marine	L+7.75%, 4/30/2018	11,940	11,858	12,209	351
Varel International Ind., LP	Oil, Gas & Consumable Fuels	L+7.75%, 7/17/2017	4,850	4,753	4,923	170
Vestcom International, Inc.	Media	L+5.75%, 12/26/2018	7,444	7,332	7,453	121

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
______________

(a)
All of the companies that issued the underlying loans that are subject to the TRS are eligible portfolio companies, as defined in the 1940 Act, except Caesar's Entertainment Resort Properties, LLC, Corner Investment Propco, LLC, Mitel Networks Corp., NXT Capital LLC, and St. George's University Scholastic Services LLC.

Note 7 — Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2014, the Company had unfunded commitments on delayed draw term loans of $36.3 million, unfunded equity commitments of $70.8 million, and unfunded commitments on collateralized securities of $63.0 million. As of December 31, 2013, the Company had unfunded commitments on delayed draw term loans of $25.6 million and unfunded equity commitments of $20.0 million. The unfunded commitments are disclosed in the Company's Consolidated Schedule of Investments.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Note 9 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and through June 30, 2014, the Company had sold 130.6 million shares of common stock for gross proceeds of $1.4 billion, including shares purchased by the Sponsor and shares issued under the DRIP. As of June 30, 2014, the Company had repurchased 0.3 million shares of common stock for payments of $2.8 million.

The following table reflects the common stock activity for the six months ended June 30, 2014 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	65,264,138	$722,821
Shares Issued through DRIP	1,769,824	17,840
Share Repurchases	(113,135)	(1,189)
	66,920,827	$739,472

The following table reflects the common stock activity for the six months ended June 30, 2013 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	18,694,305	$201,212
Shares Issued through DRIP	307,693	3,013
Share Repurchases	(45,030)	(458)
	18,956,968	$203,767

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The Company currently intends to limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its DRIP. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, as of September 30, 2013, the Company will limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company will offer to repurchase such shares on each date of repurchase at a price equal to 92.5% of the public offering price in effect on each date of repurchase, which will be determined in the same manner that the Company determined the public offering price per share for purposes of its continuous public offering. The Company’s board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice. The first quarterly tender offer commenced on September 12, 2012 and was completed on October 8, 2012. The following table reflects certain information regarding the quarterly tender offers that we have conducted to date:

Quarterly Offer Date	Repurchase Date	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
September 12, 2012	October 8, 2012	—	$9.71	$—
December 13, 2012	January 15, 2013	10,732	$9.90	$106.22
March 27, 2013	April 25, 2013	29,624	$10.18	$301.58
July 15, 2013	August 13, 2013	30,365	$10.18	$308.97
October 22, 2013	November 21, 2013	55,255	$10.36	$572.44
February 4, 2014	March 6, 2014	68,969	$10.36	$714.52
June 6, 2014 (1)			$10.36
______________

(1) The seventh quarterly tender offer commenced on June 6, 2014 and is expected to be completed on July 11, 2014. The Company offered to purchase up to a maximum of 909,761 shares at $10.36 which is 92.5% of the current public offering price of $11.20.

Note 11 — Net Increase in Net Assets

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of June 30, 2014 and 2013.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended June 30, 2014, and June 30, 2013 (dollars in thousands except share and per share amounts):

	For the three months ended June 30,	For the three months ended June 30,	For the six months ended June 30,	For the six months ended June 30,
	2014	2013	2014	2013
Basic and diluted
Net increase in net assets from operations	$24,605	$6,912	$42,006	$14,851
Weighted average common shares outstanding	115,859,732	28,159,751	97,258,326	23,574,852
Net increase in net assets resulting from operations per share - basic and diluted	$0.21	$0.25	$0.43	$0.63

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The table below shows changes in the Company's offering price and distribution rates since the commencement of our public offering.

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

Note 12 — Distributions

The Company has declared and paid cash distributions to stockholders on a monthly basis since it commenced operations. From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of June 30, 2014, the Company had accrued $9.1 million in stockholder distributions that were unpaid. As of December 31, 2013, the Company had accrued $4.6 million in stockholder distributions that were unpaid.

The following table reflects the cash distributions per share that the Company has paid on its common stock to date (dollars in thousands except per share amounts):

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
July 31, 2012	August 1, 2012	$0.07	$361	$146	$507
August 31, 2012	September 4, 2012	0.07	394	173	567
September 30, 2012	October 1, 2012	0.06	429	203	632
October 31, 2012	November 1, 2012	0.07	505	247	752
November 30, 2012	December 3, 2012	0.07	612	287	899
December 17, 2012	December 27, 2012	0.09	917	462	1,379
December 31, 2012	January 2, 2013	0.07	682	341	1,023
			$4,904	$2,236	$7,140
2013:
January 31, 2013	February 1, 2013	$0.07	$787	$395	$1,182
February 28, 2013	March 1, 2013	0.06	797	408	1,205
March 31, 2013	April 1, 2013	0.07	1,008	525	1,533
April 30, 2013	May 1, 2013	0.07	1,098	590	1,688
May 31, 2013	June 1, 2013	0.07	1,276	755	2,031
June 30, 2013	July 1, 2013	0.07	1,396	893	2,289
July 31, 2013	August 1, 2013	0.07	1,608	1,071	2,679
August 31, 2013	September 1, 2013	0.07	1,764	1,285	3,049
September 30, 2013	October 1, 2013	0.07	1,868	1,408	3,276
October 31, 2013	November 1, 2013	0.07	2,092	1,673	3,765
November 30, 2013	December 2, 2013	0.07	2,225	1,799	4,024
December 31, 2013	January 2, 2014	0.07	2,504	2,074	4,578
			$18,423	$12,876	$31,299
2014:
January 31, 2014	February 4, 2014	$0.07	$2,717	$2,317	$5,034
February 28, 2014	March 3, 2014	0.06	2,751	2,399	5,150
March 31, 2014	April 1, 2014	0.07	3,499	3,197	6,696
April 30, 2014	May 1, 2014	0.07	3,816	3,610	7,426
May 30, 2014	June 2, 2014	0.07	4,383	4,244	8,627
June 30, 2014	July 1, 2014	0.07	4,581	4,533	9,114
July 31, 2014	August 1, 2014	0.07	5,031	4,985	10,016
			$26,778	$25,285	$52,063
			$50,198	$40,462	$90,660
The following table reflects the stock distributions per share that the Company declared on its common stock to date:

Date Declared	Record Date	Payment Date	Per Share	Distribution Percentage	Shares Issued
March 29, 2012	May 1, 2012	May 2, 2012	$0.05	0.49%	25,709

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Note 13 — Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2014 and June 30, 2013:

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2014	2013
Per share data:
Net asset value, beginning of period	$9.86	$9.41

Results of operations (1) Net investment income	0.30	0.14
Net realized and unrealized appreciation (depreciation) on investments	0.01	0.19
Net realized and unrealized appreciation on total return swap	0.12	0.30
Net increase in net assets resulting from operations	0.43	0.63

Stockholder distributions (2) Distributions from net investment income	(0.30)	(0.14)
(Over) distributed net investment income	—	(0.01)
Distributions from net realized gain on investments and total return swap	(0.13)	(0.27)
Net decrease in net assets resulting from stockholder distributions	(0.43)	(0.42)

Capital share transactions Issuance of common stock (3)	0.15	0.20
Repurchases of common stock	(0.01)	—
Offering costs	(0.11)	(0.13)
Net increase in net assets resulting from capital share transactions	0.03	0.07
Net asset value, end of period	$9.89	$9.69
Shares outstanding at end of period	130,592,469	33,900,183
Total return (5)	4.63%	6.70%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$1,292,359	$328,439
Ratio of net investment income to average net assets (4)(7)	6.26%	3.00%
Ratio of operating expenses to average net assets (4)(7)	3.98%	5.47%
Ratio of incentive fees to average net assets (7)	0.38%	2.06%
Ratio of credit facility related expenses to average net assets (7)	0.64%	6.80%
Portfolio turnover rate (6)	35.44%	64.77%

______________

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

(1)
The per share data was derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense waiver and reimbursements equals $0.13 for the six months ended June 30, 2013.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous offering.

(4)
For the six months ended June 30, 2013, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses and incentive fees to average net assets was 2.64%, 5.84%, and 2.43%, respectively.

(5)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the six months ended June 30, 2013, includes the effect of the expense waiver and reimbursement which equaled 0.18%.

(6)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Not annualized.

(7)	Ratios are annualized, except for incentive fees.

Note 14 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements except for the following:

On July 1, 2014, the Company's registration statement on Form N-2 (File No. 333-193241) for the extension of its continuous public offering (the "Extension") was declared effective by the SEC. Simultaneously with the effectiveness of the Extension, the Company's IPO terminated. Under the Extension, the Company can offer up to 101,100,000 shares of its common stock.

From July 1, 2014 to August 13, 2014, the Company has issued 7.7 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $83.8 million.

On July 11, 2014, the Company’s seventh quarterly tender offer was completed and a total of approximately 117,425 shares were validly tendered and not withdrawn pursuant to the offer. In accordance with the terms of the offer, the Company purchased all of the shares validly tendered and not withdrawn at a price equal to $10.36 per share (an amount equal to 92.5% of the public offering price as of July 1, 2014, which was $11.20 per share) for an aggregate purchase price of approximately $1.2 million.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

SCHEDULE OF INVESTMENTS AND ADVANCES TO AFFILIATES
(dollars in thousands)
(Unaudited)

Schedule 12-14

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value December 31, 2013	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2014
Control Investments
Kahala US OpCo LLC	Senior Secured First Lien Debt	$1,278	$15,860	$8,549	$(3,919)	$—	$—	$20,490
Kahala Ireland OpCo LLC	Senior Secured First Lien Debt	21	—	14,240	—	—	—	14,240
Kahala Ireland OpCo LLC.	Equity/Other	—	—	100	—	—	—	100
Kahala US OpCo LLC	Equity/Other	—	—	6,890	(133)	—	(561)	6,196
Kahala Aviation Holdings, LLC (2) (3)	Equity/Other	—	—	—	—	—	—	—
Kahala Aviation Holdings, LLC - Preferred Shares (3)	Equity/Other	—	5,271	2,525	(7,796)	—	—	—
Park Ave RE Holdings, LLC	Subordinated Debt	853	9,750	14,338	(18,930)	—	—	5,158
Park Ave Holdings, LLC.	Equity/Other	—	—	7,809	(6)		612	8,415
Park Ave RE, Inc. (3)	Equity/Other	—	33	46	(79)	—	—	—
Park Ave RE, Inc. - Preferred Shares (3)	Equity/Other	—	3,218	4,591	(7,809)	—	—	—
Total Control Investments		$2,152	$34,132	$59,088	$(38,672)	$—	$51	$54,599

Affiliate Investments
Apidos XVI CLO, LTD. Subordinated Notes	Collateralized Securities	$629	$13,650	$—	$—	$—	$(131)	$13,519
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	1,103	—	35,420	—	—	(769)	34,651
Catamaran CLO 2013-1 Ltd. Subordinated Notes	Collateralized Securities	247	20,404	—	(21,176)	3,236	(2,464)	—
CVP Cascade CLO-1, LTD. Subordinated Notes	Collateralized Securities	2,352	28,086	—	(3,243)	—	(947)	23,896
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	—	—	18,000	—	—	—	18,000
Danish CRJ LTD. - Equity	Equity/Other		—	500			—	500
Fifth Street Senior Loan Fund I, LLC	Equity/Other	—	—	19,357	—	—	—	19,357
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	—	—	18,600	—	—	—	18,600
Garrison Funding 2013-1 Ltd. Subordinated Notes	Collateralized Securities	—	15,000	—	—	—	—	15,000
JMP Credit Advisors CLO II Ltd. Subordinated Notes	Collateralized Securities	28	6,099	—	(6,100)	400	(399)	—
MidOcean Credit CLO II, LLC	Collateralized Securities	2,051	—	34,058	—	—	(1,047)	33,011
MidOcean Credit CLO II, Ltd. Subordinated Notes	Collateralized Securities	184	20,543	—	(20,543)	—	—	—
MidOcean Credit CLO III, LLC	Collateralized Securities	—	—	37,180	(1,820)	60	—	35,420
NMFC Senior Loan Program I, LLC	Equity/Other	—	—	25,000	—	—	—	25,000
NewStar Arlington Fund, LLC	Equity/Other	1,704	30,000	214	(30,214)	—	—	—
NSLP 2014-1A Subordinated - CLO	Collateralized Securities	16	—	29,514	—	—	(16)	29,498
Ocean Trails CLO V, LTD.	Collateralized Securities	—	—	15,000	—	—	—	15,000
OFSI Fund VI, Ltd. Subordinated Notes	Collateralized Securities	1,362	—	32,895	—	—	(1,353)	31,542
OFSI Fund VI, Ltd. Warehouse	Collateralized Securities	123	—	17,000	(17,000)	—	—	—
PennantPark Credit Opportunities Fund, LP	Equity/Other	—	10,550	—	—	—	373	10,923

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

SCHEDULE OF INVESTMENTS AND ADVANCES TO AFFILIATES
(dollars in thousands)
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value December 31, 2013	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2014
Related Fee Agreements	Collateralized Securities	$461	$—	$6,818	$—	$—	$(121)	$6,697
Shackleton 2014-V CLO, LTD. Subordinated Notes	Collateralized Securities	994	—	35,000	(35,000)	—	—	—
Silver Spring CLO, Ltd.	Collateralized Securities	—	—	5,560	—	—	—	5,560
South Grand MM CLO I, LLC	Equity/Other	769	872	21,337	—	—	—	22,209
THL Credit Greenway Fund II LLC	Equity/Other	554	9,005	2,962	(622)	—	562	11,907
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	625	—	30,690	—	—	(625)	30,065
Total Affiliate Investments		$13,202	$154,209	$385,105	$(135,718)	$3,696	$(6,937)	$400,355
Total Control & Affiliate Investments		$15,354	$188,341	$444,193	$(174,390)	$3,696	$(6,886)	$454,954
This schedule should be read in connection with the Company’s Consolidated Financial Statements, including the Consolidated Schedules of Investments and Notes to the Consolidated Financial Statements.
______________________________________________________

(1)	The principal amount and ownership detail are shown in the Consolidated Schedules of Investments.

(2)	In accordance with the subscription agreement executed with Kahala Aviation Holdings, LLC dated December 23, 2013, the Company owns 84 common units of shares.

(3)	The company consolidated Kahala Aviation Holdings, LLC and Park Ave RE, Inc. within its Consolidated Financial Statements beginning in the period ended June 30, 2014.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	our repurchase of shares;

•	actual and potential conflicts of interest with our Adviser and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability to qualify and maintain our qualification as a regulated investment company (“RIC”) and a business development company (“BDC”); and

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder.

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

On January 25, 2011, we commenced our initial public offering (the "IPO") on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. We sold 22,222 shares of common stock to our Adviser on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. On August 25, 2011, we raised sufficient funds to break escrow on our IPO and commenced operations as of that date. As of June 30, 2014, we had issued 130.6 million shares of common stock for gross proceeds of $1.4 billion including the shares purchased by the Sponsor and shares issued under our distribution reinvestment plan ("DRIP"). As of June 30, 2014, we had repurchased 0.3 million shares of common stock for payments of $2.8 million.

On July 13, 2012, we, through a wholly-owned, consolidated subsidiary, 405 TRS I, LLC ("405 Sub"), entered into a total return swap agreement ("TRS") with Citibank, N.A. ("Citi"), which was subsequently amended on October 17, 2012, December 7, 2012, May 10, 2013, July 18, 2013, October 15, 2013 and May 6, 2014, to increase the aggregate market value of the portfolio of loans selected by 405 Sub to $450.0 million. We terminated the amended and restated TRS with Citi on June 27, 2014.

On June 27, 2014, we, through a wholly-owned, special purpose financing subsidiary, BDCA-CB Funding, LLC (“CB Funding”), entered into the Citi Credit Facility as administrative agent and U.S. Bank National Association ("U.S. Bank") as collateral agent, account bank and collateral custodian. The Citi Credit Facility provides for borrowings over a twenty four month period in an aggregate principal amount of up to $400 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility.

In connection with the Citi Credit Facility, on June 27, 2014, CB Funding entered into an Agreement and Plan of Merger (the “Merger Agreement”) with 405 Loan Funding LLC (“Loan Funding”), an affiliate of Citi formed for the purpose of holding loans underlying a TRS with CB Funding. Pursuant to the terms of the Merger Agreement, CB Funding acquired such loans through the merger of Loan Funding with and into CB Funding. Pursuant to the Merger Agreement, CB Funding paid approximately $389.0 million for the assets held by Loan Funding.

On July 24, 2012, we, through a wholly-owned, consolidated special purpose financing subsidiary, BDCA Funding I, LLC ("Funding I"), entered into a revolving credit facility (the "Wells Fargo Credit Facility") with Wells Fargo Bank, National Association as lender, Wells Fargo Securities as administrative agent (together, "Wells Fargo") and U.S. Bank as collateral agent, account bank and collateral custodian. The Wells Fargo Credit Facility, which was subsequently amended on April 26, 2013, September 9, 2013, and June 30, 2014, provides for borrowings in an aggregate principal amount of up to $300.0 million on a committed basis, with a term of 60 months. Funding I is included within our consolidated financial statements. The consolidated financial statements include both our accounts and the accounts of Funding I. All significant intercompany transactions have been eliminated in consolidation.

On February 21, 2014, we, through a newly-formed, wholly-owned, consolidated special purpose financing subsidiary, BDCA 2L Funding I, LLC ("2L Funding I"), entered into a revolving credit facility with Deutsche Bank AG, New York Branch as administrative agent and U.S. Bank as collateral agent and collateral custodian (the "Deutsche Bank Credit Facility"). The Deutsche Bank Credit Facility provides for borrowings in an aggregate principal amount of up to $60.0 million on a committed basis, with a 36 month term.

We have formed and expect to continue to form consolidated subsidiaries (the “Consolidated Holding Companies”). These Consolidated Holding Companies enable us to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

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

For an investment in an investment fund that does not have a readily determinable fair value, the Company measures the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of Financial Accounting Standards Board ("FASB"), Accounting Standards Codification ("ASC"), Topic 946, Financial Services-Investment Companies, as of the Company's measurement date. However, in determining the fair value of the Company's investment, the Company may make adjustments to the net asset value per share in certain circumstances, based on the Company's analysis of any restrictions on redemption of the shares of the investment as of the measurement date.

The value of our TRS was primarily based on the increase or decrease in the value of the loans underlying the TRS, as determined by Citi based upon indicative pricing by an independent third-party pricing service.

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

New Accounting Pronouncement

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

Portfolio and Investment Activity

During the six months ended June 30, 2014, we made $1.5 billion of investments in new portfolio companies and had $404.0 million in aggregate amount of exits and repayments, resulting in net investment activity of $1.1 billion for the period.

Our portfolio composition, based on fair value at June 30, 2014 was as follows:

	June 30, 2014
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	60.9%	7.5%
Senior Secured Second Lien Debt	9.8	10.2
Subordinated Debt	2.7	13.6
Collateralized Securities (2)	17.6	16.4
Equity/Other	9.0	N/A
Total	100.0%	9.3%
______________

(1) Excludes the effect of the amortization or accretion of loan premiums or discounts.

(2) Weighted average current yield for Collateralized Securities is based on the estimation of effective yield to expected maturity for each security as calculated in accordance with ASC Topic 325-40-35, Beneficial Interests in Securitized Financial Assets (see Note 2 - Summary of Significant Accounting Policies).

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

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2014 (dollars in thousands):

	At June 30, 2014
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles (1)	$412,045	23.2%
Health Care Providers & Services	120,655	6.8
Hotels, Restaurants & Leisure	93,309	5.3
Aerospace & Defense	89,780	5.1
Automotive	88,222	5.0
Diversified Consumer Services	81,033	4.5
Food Products	80,577	4.5
Media	78,834	4.4
Publishing	77,052	4.3
Electronic Equipment, Instruments & Components	62,511	3.5
Retailers (except food & drug)	57,013	3.2
Consumer Finance	54,530	3.1
Professional Services	53,172	3.0
Commercial Services & Supplies	41,547	2.3
Marine	37,278	2.1
Oil, Gas & Consumable Fuels	34,816	2.0
Software	33,910	1.9
Biotechnology	32,863	1.9
Real Estate Management & Development	27,813	1.5
Diversified Telecommunication Services	26,726	1.5
Internet Software & Services	23,327	1.3
Commercial Banks	19,949	1.1
Capital Markets	18,834	1.1
Communications Equipment	18,740	1.1
Business Equipment & Services	17,413	1.0
Paper & Forest Products	14,961	0.8
Road & Rail	12,285	0.7
Technology - Enterprise Solutions	12,014	0.7
Textiles, Apparel & Luxury Goods	11,974	0.7
IT Services	11,171	0.6
Containers, Packaging and Glass	10,037	0.6
Steel	9,875	0.6
Chemicals	9,859	0.6
Total	$1,774,125	100.0%
______________

(1) Diversified Investment Vehicles consists of Collateralized Securities and equity investments in funds.

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
(3) Diversified Investment Vehicles consists of Collateralized Securities and equity investments in funds.

The following table presents the fair value measurements at June 30, 2014 for Level 3 investments (dollars in thousands):

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
ABRA, Inc.	Senior Secured First Lien Debt	$12,498	0.7%
Adventure Interactive Corp.	Senior Secured First Lien Debt	19,678	1.1
American Importing Company, Inc.	Senior Secured First Lien Debt	10,878	0.6
Apidos XVI CLO, LTD. Subordinated Notes	Collateralized Securities	13,519	0.8
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	34,651	2.0
Boston Market Corporation	Senior Secured Second Lien Debt	24,634	1.4
Carlyle GMS Finance, Inc.	Equity/Other	2,371	0.1
Chicken Soup for the Soul Publishing, LLC	Senior Secured First Lien Debt	29,803	1.7
CIG Financial, LLC	Senior Secured Second Lien Debt	14,850	0.8
Collision Holding Company, LLC	Senior Secured First Lien Debt	2,348	0.1
ConvergeOne Holdings Corp.	Senior Secured First Lien Debt	19,934	1.1
CPX Interactitve Holdings, LP	Senior Secured Second Lien Debt	18,487	1.0
CPX Interactive Holdings, LP - Series A Convertible Preferred Shares	Equity/Other	6,000	0.3
CPX Interactive Holdings, LP - Warrants	Equity/Other	1,202	0.1
Crowley Holdings, Inc. - Series A Preferred Stock	Equity/Other	25,480	1.4
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	23,896	1.3
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	18,000	1.0
Danish CRJ LTD.	Equity/Other	500	—
ECI Acquisition Holdings, Inc.	Senior Secured First Lien Debt	12,285	0.7
Epic Health Services, Inc.	Senior Secured First Lien Debt	13,551	0.8
ERG Holding Company	Senior Secured First Lien Debt	14,421	0.8
Evolution Research Group - Preferred Equity	Equity/Other	421	—
EZE Trucking, Inc.	Senior Secured First Lien Debt	12,014	0.7
Fifth Street Senior Loan Fund I, LLC	Equity/Other	19,357	1.1
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	18,600	1.0
Garrison Funding 2013 - 1 Ltd. Subordinated Notes	Collateralized Securities	15,000	0.8
Global Telecom & Technology, Inc.	Senior Secured First Lien Debt	7,196	0.4
Gold, Inc.	Subordinated Debt	11,974	0.7
Hanna Anderson, LLC	Senior Secured First Lien Debt	14,908	0.8
HIG Integrity Nutraceuticals	Equity/Other	1,636	0.1
High Ridge Brands Co.	Senior Secured Second Lien Debt	22,163	1.2
ILC Dover LP	Senior Secured First Lien Debt	14,800	0.8
InMotion Entertainment Group, LLC	Senior Secured First Lien Debt	9,936	0.6
IntegraMed America, Inc.	Senior Secured First Lien Debt	3,818	0.2
Integrity Neutraceuticals	Senior Secured First Lien Debt	34,570	1.9
Interblock USA L.C.	Senior Secured Second Lien Debt	22,508	1.3
K2 Pure Solutions NoCal, L.P.	Senior Secured First Lien Debt	9,859	0.6
Kahala Ireland OpCo LLC	Senior Secured First Lien Debt	14,240	0.8
Kahala Ireland OpCo LLC	Equity/Other	100	—
Kahala US OpCo LLC	Senior Secured First Lien Debt	20,490	1.2
Kahala US OpCo LLC	Equity/Other	6,196	0.3
Land Holdings I, LLC	Senior Secured First Lien Debt	29,400	1.7
MBLOX Inc. - Warrants	Equity/Other	721	—
Med-Data Incorporated	Senior Secured First Lien Debt	14,422	0.8
MidOcean Credit CLO II, LLC	Collateralized Securities	33,011	1.9
MidOcean Credit CLO III, LLC	Collateralized Securities	35,420	2.0
National Technical Systems, Inc.	Senior Secured First Lien Debt	18,560	1.0
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	29,498	1.7
NextCare, Inc.	Senior Secured First Lien Debt	19,176	1.1
NMFC Senior Loan Program I, LLC	Equity/Other	25,000	1.4
Ocean Trails CLO V, LTD.	Collateralized Securities	15,000	0.8

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
OFSI Fund VI, Ltd. - Subordinated Note	Collateralized Securities	$31,542	1.8%
Park Ave Holdings, LLC	Equity/Other	8,415	0.5
Park Ave Re Holdings, LLC	Subordinated Debt	5,158	0.3
PennantPark Credit Opportunity Fund, LP	Equity/Other	10,923	0.6
PeopLease Holdings, LLC	Senior Secured First Lien Debt	10,218	0.6
Related Fee Agreements	Collateralized Securities	8,209	0.5
Resco Products, Inc.	Senior Secured First Lien Debt	9,875	0.6
S.B. Restaurant Co., Inc.	Subordinated Debt	—	—
S.B. Restaurant Co., Inc. - Warrants	Equity/Other	—	—
S.B. Restaurant Co., Inc. - Senior Subordinate Debt	Subordinated Debt	—	—
Silver Spring CLO, Ltd.	Collateralized Securities	5,560	0.3
SkyCross Inc. - Warrants	Equity/Other	450	—
South Grand MM CLO I, LLC	Equity/Other	22,209	1.3
Tennenbaum Waterman Fund, L.P.	Equity/Other	8,307	0.5
The SAVO Group, Ltd. - Warrants	Equity/Other	785	—
The Tennis Channel Holdings, Inc.	Senior Secured First Lien Debt	15,221	0.9
THL Credit Greenway Fund II LLC	Equity/Other	11,907	0.7
Vestcom Acquisition, Inc.	Subordinated Debt	7,621	0.4
Vestcom International, Inc.	Senior Secured First Lien Debt	8,619	0.5
Visionary Integration Professionals, LLC	Subordinated Debt	10,094	0.6
Visionary Integration Professionals, LLC - Warrants	Equity/Other	1,077	0.1
WBL SPE I., LLC	Senior Secured First Lien Debt	4,500	0.3
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	30,065	1.8
World Business Lenders, LLC	Equity/Other	3,359	0.2
Xplornet Communications Inc. - Warrants	Equity/Other	2,623	0.1
Xplornet Communications, Inc.	Subordinated Debt	10,578	0.6
Zimbra, Inc.	Senior Secured Second Lien Debt	6,145	0.3
Zimbra, Inc.	Subordinated Debt	2,000	0.1
Zimbra, Inc. - Warrants (Second Lien Debt)	Equity/Other	248	—
Zimbra, Inc. - Warrants (Third Lien Bridge Note)	Equity/Other	1,324	0.1
Total Level 3 investments		$1,036,012	58.4%
Total Level 2 investments		$738,113	41.6%
Total Investments		$1,774,125	100.0%

The following table presents the fair value measurements at December 31, 2013 for Level 3 investments (dollars in thousands):

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
Adventure Interactive Corp.	Senior Secured First Lien Debt	$19,575	2.9%
American Importing Company, Inc.	Senior Secured First Lien Debt	10,933	1.6
Apidos XVI CLO, LTD. Subordinated Notes	Collateralized Securities	13,650	2.0
Boston Market	Senior Secured Second Lien Debt	24,625	3.5
Carlyle GMS Finance, Inc.	Equity/Other	2,173	0.3
Catamaran CLO 2013-1 Ltd. Subordinated Notes	Collateralized Securities	20,404	2.9
Crowley Holdings Preferred, LLC - Series A Preferred Shares	Equity/Other	25,000	3.6
CVP Cascade CLO-1, LTD. Subordinated Notes	Collateralized Securities	28,086	4.0
Epic Health Services	Senior Secured First Lien Debt	13,899	2.0
Eureka Hunter Holdings, LLC	Senior Secured Second Lien Debt	4,969	0.7
EZE Trucking, Inc.	Senior Secured First Lien Debt	12,147	1.7
FairPay Solutions Inc. Term Loan A	Senior Secured First Lien Debt	2,350	0.3
FairPay Solutions Inc. Term Loan B	Senior Secured First Lien Debt	7,500	1.1
Garrison Funding 2013 - 1 Ltd. Subordinated Notes	Collateralized Securities	15,000	2.2

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
Global Telecom & Technology, Inc.	Senior Secured First Lien Debt	$7,559	1.1%
Gold, Inc.	Subordinated Debt	11,977	1.7
HIG Integrity Neutraceuticals	Equity/Other	850	0.1
HIG Integrity Neutraceuticals	Senior Secured First Lien Debt	22,655	3.3
JMP Credit Advisors CLO II Ltd. Subordinated Notes	Collateralized Securities	6,099	0.9
K2 Pure Solutions NoCal, L.P.	Senior Secured First Lien Debt	9,728	1.4
Kahala Aviation Holdings, LLC	Equity/Other	—	—
Kahala Aviation Holdings, LLC Preferred Shares	Equity/Other	5,271	0.8
Kahala US OpCo LLC	Senior Secured First Lien Debt	15,860	2.3
MBLOX Inc.	Senior Secured Second Lien Debt	7,011	1.0
MBLOX Inc. - Warrants	Equity/Other	705	0.1
MC Funding Ltd. Preferred Shares	Collateralized Securities	2,163	0.3
MidOcean Credit CLO II, Ltd. Subordinated Notes	Collateralized Securities	20,543	3.0
National Technical Systems, Inc.	Senior Secured First Lien Debt	12,375	1.8
NewStar Arlington Fund LLC	Equity/Other	30,000	4.3
NextCare, Inc.	Senior Secured First Lien Debt	17,272	2.5
Park Ave RE Holdings, LLC	Senior Secured First Lien Debt	9,750	1.4
Park Ave RE, Inc.	Equity/Other	33	—
Park Ave RE, Inc. - Preferred Shares	Equity/Other	3,218	0.5
PennantPark Credit Opportunities Fund, LP	Equity/Other	10,550	1.5
PeopLease Holdings, LLC	Senior Secured First Lien Debt	9,800	1.4
Precision Dermatology, Inc. - Warrants	Equity/Other	—	—
S.B. Restaurant Co., Inc. - Warrants	Equity/Other	—	—
S.B. Restaurant Co., Inc. - Senior Subordinated Debt	Subordinated Debt	88	—
S.B. Restaurant Co., Inc.	Subordinated Debt	2,025	0.3
SkyCross, Inc. - Warrants	Equity/Other	450	0.1
SkyCross, Inc.	Senior Secured Second Lien Debt	4,979	0.7
Source Refrigeration & HVAC, Inc.	Senior Secured First Lien Debt	2,735	0.4
South Grand MM CLO I, LLC	Equity/Other	872	0.1
Teleflex Marine, Inc.	Senior Secured Second Lien Debt	3,399	0.5
Tennenbaum Waterman Fund, L.P.	Equity/Other	9,611	1.4
The SAVO Group, Ltd.	Subordinated Debt	5,005	0.7
The SAVO Group, Ltd. - Warrants	Equity/Other	1,302	0.2
The Tennis Channel Holdings, Inc.	Senior Secured First Lien Debt	14,787	2.1
THL Credit Greenway Fund II LLC	Equity/Other	9,005	1.3
Trinity Consultants Holdings, Inc.	Senior Secured First Lien Debt	3,079	0.4
Varel International Energy Mezzanine Funding Corp.	Subordinated Debt	11,251	1.6
Vestcom Acquisition, Inc.	Subordinated Debt	7,525	1.1
Visionary Integration Professionals, LLC	Subordinated Debt	9,831	1.4
Visionary Integration Professionals, LLC - Warrants	Equity/Other	910	0.1
WBL SPE I., LLC	Senior Secured First Lien Debt	3,750	0.5
World Business Lenders, LLC	Equity/Other	3,751	0.5
Xplornet Communications, Inc.	Subordinated Debt	10,000	1.4
Xplornet Communications, Inc. - Warrants	Equity/Other	—	—
Zimbra, Inc.	Senior Secured Second Lien Debt	6,137	0.9
Zimbra, Inc.	Subordinated Debt	2,000	0.3
Zimbra, Inc. - Warrants (Second Lien Debt)	Equity/Other	447	0.1
Zimbra, Inc. - Warrants (Third Lien Bridge Note)	Equity/Other	1,598	0.2
Total Level 3 investments		$518,267	74.5%
Total Level 2 investments (1)		$177,509	25.5%
Total Investments		$695,776	100.0%
______________

(1) Does not include TRS underlying loans.

The following table presents the percentage of amortized cost by loan market for investments as of June 30, 2014:

Amortized Cost as of June 30, 2014
Investments per Total Portfolio
Middle Market (1)	69.2%
Large Corporate (2)	4.3
Other (3)	26.5
Total	100.0%
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

The following table presents the percentage of fair value by loan market for investments as of June 30, 2014:

Fair Value as of June 30, 2014
Investments per Total Portfolio
Middle Market (1)	69.1%
Large Corporate (2)	4.3
Other (3)	26.6
Total	100.0%
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

The weighted average risk ratings of our investments based on amortized cost were 2.04 as of June 30, 2014 and 2.03 as of December 31, 2013.

As of June 30, 2014, we had one portfolio company, which represented two portfolio investments, on non-accrual status. These investments had a total principal of $4.2 million, which represented 0.2% of our portfolio and had no fair value as of June 30, 2014. We are currently evaluating potential value recovery alternatives for these investments. As of December 31, 2013, we had one portfolio investment on non-accrual status. This investment had a principal of $4.0 million and fair value of $2.0 million as of December 31, 2013, which represented 0.6% and 0.3%, respectively, of our portfolio.

RESULTS OF OPERATIONS

Operating results for the three and six months ended June 30, 2014 and June 30, 2013 were as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Total investment income	$29,743	$5,176	$48,233	$9,531
Total expenses, net	12,194	4,007	18,737	6,155
Net investment income	$17,549	$1,169	$29,496	$3,376

 Investment Income

For the three and six months ended June 30, 2014, total investment income was $29.7 million and $48.2 million, respectively, and was attributable to interest income from investments in portfolio companies. For the three and six months ended June 30, 2013, total investment income was $5.2 million and $9.5 million, respectively, and was attributable to interest income from investments in portfolio companies. The increase in total investment income was due to the higher level of investments in portfolio companies during the period ended June 30, 2014 as compared to the period ended June 30, 2013. During the six months ended June 30, 2014, the average portfolio fair value was $1.2 billion with a 9.3% weighted average current yield while the average portfolio fair value and weighted average current yield were $222.4 million and 10.0%, respectively for the same period in 2013.

Operating Expenses

The composition of our operating expenses for the three and six months ended June 30, 2014 and June 30, 2013 were as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Management fees	$5,763	$1,211	$9,395	$2,037
Subordinated income incentive fees	2,642	1,100	3,420	1,829
Capital gains incentive fees	245	568	226	899
Interest and credit facility financing expenses	1,735	467	3,029	769
Professional fees	1,499	574	2,241	812
Other administrative	234	13	275	71
Insurance	57	57	115	111
Directors fees	19	17	36	33
Operating expenses before expense waivers and reimbursements from Adviser	12,194	4,007	18,737	6,561
Waiver of management and incentive fees	—	—	—	(406)
Total operating expenses net of expense waivers and reimbursements from Adviser	$12,194	$4,007	$18,737	$6,155

Interest and credit facility expenses for the three and six months ended June 30, 2014 were comprised of amortization of deferred financing costs and non-usage fees related to the Wells Fargo Credit Facility, Deutsche Bank Credit Facility and Citi Credit Facility, along with $0.8 million and $1.7 million, respectively, of interest expense on the balance drawn on the Wells Fargo Credit Facility, $0.3 million and $0.3 million, respectively, of interest expense on the balance drawn on the Deutsche Bank Credit Facility, and $0.1 million and $0.1 million, respectively, of interest expense on the balance drawn on the Citi Credit Facility. We entered into the Deutsche Bank Credit Facility and Citi Credit Facility during the six month period ended June 30, 2014 and thus did not have interest and credit facility expenses during the comparable period in 2013. The interest expense on the balance drawn on the Wells Fargo Credit Facility was based on an average daily debt outstanding of $144.0 million at a weighted average annualized cost of 2.41% for the six months ended June 30, 2014. The interest expense on the balance drawn on the Deutsche Bank Credit Facility was based on an average daily debt outstanding of $11.2 million at a weighted average annualized cost of 4.50% for the six months ended June 30, 2014. The interest expense on the balance drawn on the Citi Credit Facility was based on an average daily debt outstanding of $7.5 million at a weighted average annualized cost of 2.85% for the six months ended June 30, 2014. For the three and six months ended June 30, 2014, we incurred $5.8 million and $9.4 million, respectively, of management fees, of which the Adviser did not waive any such fees. For the three and six months ended June 30, 2014, we incurred $2.9 million and $3.6 million, respectively, of incentive fees, of which the Adviser did not waive any such fees.

Interest and credit facility expenses for the three and six months ended June 30, 2013 were comprised of amortization of deferred financing costs and non-usage fees related to our Wells Fargo Credit Facility along with $0.1 million and $0.3 million, respectively, of interest expense on the balance drawn on the Wells Fargo Credit Facility. The interest expense on the balance drawn on the Wells Fargo Credit Facility was based on an average debt outstanding of $26.9 million at a weighted average annualized cost of 2.51% for the six months ended June 30, 2013. For the three and six months ended June 30, 2013 , we incurred $1.2 million and $2.0 million, respectively, of management fees, of which the Adviser did not waive any such fees. For the three and six months ended June 30, 2013, we incurred $1.7 million and $2.7 million, respectively, of incentive fees, of which the Adviser waived $0.0 million and $0.4 million, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net realized gain from investments	$2,320	$739	$5,796	$1,734
Net realized gain from total return swap	9,107	2,874	14,558	4,669
Net unrealized appreciation (depreciation) on investments	(1,093)	2,100	(4,665)	2,758
Net unrealized appreciation (depreciation) on total return swap	(3,278)	30	(3,179)	2,314
Net realized and unrealized gain on investments and total return swap	$7,056	$5,743	$12,510	$11,475

Net Realized Gain and Net Change in Unrealized Appreciation (Depreciation) on Investments

Net realized gain and change in unrealized appreciation (depreciation) on investments resulted in a net gain of $1.2 million and $1.1 million, respectively, for the three and six months ended June 30, 2014 compared to a net gain of $2.8 million and $4.5 million, respectively, for the same periods in 2013. We look at net realized gains and change in unrealized appreciation (depreciation) together as movement in unrealized appreciation or depreciation can be the result of realizations.

The net gain for the three months ended June 30, 2014 was primarily driven by the $2.6 unrealized appreciation on an equity investment in a portfolio company that was exceeding expectations partially offset by smaller scale unrealized depreciation on investments across the portfolio. The net gain for the six months ended June 30, 2014 was driven by the $2.6 million unrealized appreciation of the equity investment along with the net short-term gain of $1.0 million on the sale of one investment. These gains were partially offset by an unrealized depreciation of $(2.1) million on the two portfolio investments in non-accrual status. In total, we sold $250.5 million and $404.0 million, respectively, of assets during the three and six month periods ended June 30, 2014.

The net gain for the three months ended June 30, 2013 was primarily driven by the unrealized appreciation of $1.5 million on a collateralized security investment that was exceeding performance expectations along with smaller scale net realized gains and unrealized appreciation across the remainder of the portfolio. Similar to the three months ended June 30, 2013, the net gain for the six months ended on the same date was driven by the $1.5 million unrealized appreciation on the collateralized security investment along with smaller scale net realized gains and unrealized appreciation across the remainder of the portfolio. Total asset sales for the three and six months ended June 30, 2013 were $64.5 million and $135.2 million, respectively.

Net Realized Gain and Net Change in Unrealized Appreciation on Total Return Swap

Net realized gain and change in unrealized appreciation on the total return swap resulted in a net gain of $5.8 million and $11.4 million, respectively, for the three and six months ended June 30, 2014 compared to a net gain of $2.9 million and $7.0 million, respectively, for the same period in 2013. We look at net realized gains and change in unrealized appreciation (depreciation) together as movement in unrealized appreciation or depreciation can be the result of realizations.

The net gain for the three months ended June 30, 2014 was primarily driven by interest income of $5.9 million earned on the loans held under the TRS which had an average total notional value of $354.6 million for the period from April 1, 2014 through the termination of the TRS on June 27, 2014. The interest income was partially offset by $(1.2) million of interest expense on the TRS. The net gain for the six months ended June 30, 2014 was driven by interest income of $11.4 million earned on the loans held under the TRS which had an average total notional value of $348.1 million for the period from January 1, 2014 through the termination of the TRS on June 27, 2014 and this was partially offset by $(2.2) million of interest expense on the TRS. In addition, at the termination of the TRS the transfer of the portfolio of loans underlying the TRS to CB Funding was treated as a sale transaction with the portfolio being sold at its fair value on that date. As a result of the termination, the $4.0 million of unrealized gain on the TRS at the termination date was realized which resulted in an offsetting unrealized loss and realized gain on the TRS.

The net gain for the three months ended June 30, 2013 was primarily driven by $3.2 million in interest income earned on the loans held under the TRS which had an average total notional value of $159.9 million for the three month period. This was partially offset by $(0.5) million in interest expense. The net gain for the six months ended June 30, 2013 was driven by a $2.3 million change in unrealized appreciation across our loans held under the TRS due to overall increases in market prices. In addition, we had $5.3 million in interest income earned on the loans held under the TRS which had an average total notional value of $128.3 million for the six month period. This was partially offset by $(0.9) million in interest expense. Please see Note 6 - Total Return Swap - for more information about the TRS.

At June 30, 2014, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and consolidated statements of operations consisted of the following (dollars in thousands):

	Net Receivable	Net Realized Gains
Interest and other income from TRS portfolio	$4,138	$11,366
TRS interest expense	—	(2,187)
Gains on TRS asset sales	—	5,379
Net realized gain from TRS	$4,138	$14,558

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

Cash Flows for the Six Months Ended June 30, 2014

For the six months ended June 30, 2014, net cash used in operating activities was $892.8 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows used in operating activities for the six months ended June 30, 2014 was primarily due to $1.5 billion for purchases of investments partially offset by cash provided by operating activities of $404.0 million for sales and repayments of investments, $103.0 million from an increase in unsettled trades payable, and $42.0 million from a net increase in net assets from operations. The purchase and sales activity is driven by the increase in investment activity resulting from the continuous equity capital raising and growing capital base.

Net cash provided by financing activities of $963.5 million during the six months ended June 30, 2014 was primarily related to net proceeds from the issuance of common stock of $646.8 million and net proceeds from the Wells Fargo Credit Facility, the Deutsche Bank Credit Facility, and the Citi Credit Facility of $342.6 million, partially offset by payments of stockholder distributions of $19.7 million. Consistent with the increase in investment activity, the proceeds from the issuance of common stock are the result of our increasing equity raise capabilities.

Cash Flows for the Six Months Ended June 30, 2013

For the six months ended June 30, 2013, net cash used in operating activities was $166.6 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows used in operating activities for the six months ended June 30, 2013 was primarily due to $302.8 million for purchases of investments partially offset by $135.2 million for repayments of investments and $14.9 million from a net increase in net investment income. The purchase and sales activity is driven by the increase in investment activity resulting from the continuous equity capital raising and growing capital base.
Net cash provided by financing activities of $161.7 million during the six months ended June 30, 2013 was primarily related to net proceeds from the issuance of common stock of $180.3 million and proceeds from the Wells Fargo Credit Facility of $18.0 million. These inflows were partially offset by principal repayments on debt of $29.7 million and payments of stockholder distributions of $5.6 million. Consistent with the increase in investment activity, the proceeds from the issuance of common stock are the result of our increasing equity raise capabilities.

Liquidity and Capital Resources

We generate cash from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments. The Registration Statement offering for sale up to $1.5 billion of shares of our common stock (150.0 million shares at an initial offering price of $10.00 per share) (the "Offering"), was declared effective on January 27, 2011. As of June 30, 2014, we had issued 130.6 million shares of our common stock for gross proceeds of $1.4 billion including shares issued to the Sponsor and shares issued under the DRIP.

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

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay the Expense Support Payment for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The purpose of the Expense Support Agreement was to reduce our offering and operating expenses until we had achieved economies of scale sufficient to ensure that we were able to bear a reasonable level of expense in relation to our investment income. The Expense Support Payment for any month shall be paid to us by the Adviser in cash and/or offsets against amounts due from us to the Adviser. Operating expenses subject to this agreement include expenses as defined by U.S. GAAP, including, without limitation, advisory fees payable and interest on indebtedness for such period, if any. As of June 30, 2014, the Adviser had made cumulative payments to the Company for $1.0 million of expenses pursuant to the Expense Support Agreement. During the six months ended June 30, 2014, the Adviser made no payments to the Company for expenses pursuant to the Expense Support Agreement. See Note 4 - Related Party Transactions and Arrangements - Expense Support Agreement - in our consolidated financial statements included in this report for additional information on this arrangement, including Expense Payments made by our Adviser pursuant to the terms of this agreement and the ability of the Adviser to be reimbursed for Expense Payments made to us.

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

Total Return Swap

On July 13, 2012, we, through a wholly-owned subsidiary, 405 Sub, entered into a TRS with Citi, which was subsequently amended on October 17, 2012, December 7, 2012, May 10, 2013, July 18, 2013, October 15, 2013 and May 6, 2014, to increase the aggregate market value of the portfolio of loans selected by 405 Sub. On June 27, 2014, we terminated the amended and restated TRS with Citi.

On June 27, 2014, we terminated the TRS and CB Funding entered into a Merger Agreement with Loan Funding, an affiliate of Citi formed for the purpose of holding the loans underlying the TRS. Pursuant to the terms of the Merger Agreement, CB Funding acquired such loans through the merger of Loan Funding with and into CB Funding (the “Merger”) for approximately $389.0 million. We recorded such loans at a cost equal to the respective fair values as of June 27, 2014 and as a result, the $4.0 million of unrealized gain on the TRS at the termination date was realized which resulted in an offsetting unrealized loss and realized gain on the TRS. The $4.0 million gain equates to fair value of the loans underlying the TRS as of June 27, 2014 less the respective costs of such assets as purchased through the TRS.

Previously, the Adviser has not recognized incentive fees based on the returns or capital gains of the TRS and therefore will not receive any additional fees as a direct result of the Merger or termination of the TRS. However, such loans are now included in our portfolio of investments and subject to any fees applicable under the Investment Advisory Agreement.

A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. The TRS effectively added leverage to our portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. The TRS enabled us, through our ownership of 405 Sub, to obtain the economic benefit of owning the loans subject to the TRS, without actually owning them, in return for an interest type payment to Citi.

The obligations of 405 Sub under the TRS were non-recourse to us and our exposure to the TRS was limited to the amount that we contributed to 405 Sub in connection with the TRS. Generally, that amount was the amount that 405 Sub was required to post as cash collateral for each loan (which in most instances is approximately 25% of the market value of a loan at the time that such loan was purchased). As amended, the TRS provided that 405 Sub could have selected a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the TRS) of $450.0 million.

405 Sub paid interest to Citi for each loan at a rate equal to one-month or three-month LIBOR, depending on the terms of the underlying loan, plus 1.20% per annum. Upon the termination or repayment of any loan selected by 405 Sub under the Agreement, 405 Sub would deduct the appreciation of such loan's value from any interest owed to Citi or pay the depreciation amount to Citi in addition to remaining interest payments.

See Note 6 – Total Return Swap – in our consolidated financial statements included in this report for additional disclosure on the TRS with Citi.

Wells Fargo Credit Facility

On July 24, 2012, we, through a newly-formed, wholly-owned special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank, as collateral agent, account bank and collateral custodian. The Wells Fargo Credit Facility, which was subsequently amended on April 26, 2013, September 9, 2013, and June 30, 2014, provides for borrowings in an aggregate principal amount of up to $300.0 million on a committed basis, with a term of 60 months.

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

As of June 30, 2014, we had $174.7 million outstanding under the Wells Fargo Credit Facility.

See Note 5 – Borrowings – in our consolidated financial statements included in this report for additional disclosure on the Wells Fargo Credit Facility.

Deutsche Bank Credit Facility

On February 21, 2014, we, through 2L Funding I, entered into the Deutsche Bank Credit Facility with Deutsche Bank as lender and as administrative agent and U.S. Bank as collateral agent and collateral custodian.

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

As of June 30, 2014, we had $30.0 million outstanding under the Deutsche Bank Credit Facility.

See Note 5 – Borrowings – in our consolidated financial statements included in this report for additional disclosure on the Deutsche Bank Credit Facility.

Citi Credit Facility

On June 27, 2014, we, through a wholly-owned, special purpose financing subsidiary, BDCA-CB Funding, LLC, entered into the Citi Credit Facility as administrative agent and U.S. Bank as collateral agent, account bank and collateral custodian. The Citi Credit Facility provides for borrowings over a twenty four month period in an aggregate principal amount of up to $400 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility.

The Citi Credit Facility will be priced at LIBOR, with no LIBOR floor, plus a spread of 1.70% per annum for the first twenty four months and 2.00% per annum thereafter. Interest is payable quarterly in arrears. CB Funding will be subject to a non-usage fee to the extent the aggregate principal amount available under the Citi Credit Facility has not been borrowed. Any amounts borrowed under the Citi Credit Facility along with any accrued and unpaid interest thereunder will mature, and will be due and payable, in three years. CB Funding paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Citi Credit Facility.

In connection with the Citi Credit Facility, on June 27, 2014, CB Funding entered into a Merger Agreement with Loan Funding, an affiliate of Citi formed for the purpose of holding loans underlying a TRS with CB Funding. Pursuant to the terms of the Merger Agreement, CB Funding acquired such loans through the merger of Loan Funding with and into CB Funding. Pursuant to the Merger Agreement, CB Funding paid approximately $389.0 million for the assets held by Loan Funding.

Borrowings of CB Funding will be considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies.

As of June 30, 2014, we had $270.6 million outstanding under the Citi Credit Facility.

See Note 5 – Borrowings – in our consolidated financial statements included in this report for additional disclosure on the Citi Credit Facility.

Distributions

We have declared and paid cash distributions to our stockholders on a monthly basis since we commenced operations. As of June 30, 2014, the annualized yield for distributions declared was 7.75% based on our then current public offering price of $11.20 per share. From time to time, we may also pay interim distributions at the discretion of our board of directors. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our IPO. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

The table below shows the components of the distributions we have declared and/or paid during the six months ended June 30, 2014 and June 30, 2013 (dollars in thousands). As of June 30, 2014, we had $9.1 million of distributions accrued and unpaid.

	For the Six Months Ended June 30,
	2014	2013
Distributions declared	$42,047	$9,928
Distributions paid	$37,510	$8,662
Portion of distributions paid in cash	$19,670	$5,648
Portion of distributions paid in DRIP shares	$17,840	$3,014

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

We may fund our cash distributions to stockholders from any sources of funds available to us including expense payments from our Adviser that are subject to reimbursement to it as well as offering proceeds and borrowings. We have not established limits on the amount of funds we may use from available sources to make distributions. Prior to June 30, 2012, a substantial portion of our distributions resulted from Expense Support Payments made by our Adviser that are subject to reimbursement by us within three years from the date such payment obligations were incurred. The purpose of this arrangement could be to avoid such distributions being characterized as returns of capital for GAAP or tax purposes. Despite this, we may still have distributions which could be characterized as a return of capital for tax purposes. However, during the year ended December 31, 2012, no portion of our distributions was characterized as a return of capital for tax purposes. You should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. You should also understand that our future reimbursements of such Expense Support Payments will reduce the distributions that you would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. The Adviser has no obligation to make Expense Support Payments in future periods. For the fiscal year ended December 31, 2012, if Expense Support Payments of $0.3 million were not made by our Adviser, approximately 4% percent of the distribution rate would have been a return of capital. No Expense Support Payments were made by our Adviser during the fiscal year ended December 31, 2013 or the six months ended June 30, 2014.

We consider our entire managed investment portfolio to include the investments in our portfolio included in our Consolidated Schedule of Investments as well as assets held in our TRS portfolio, which are considered off-balance sheet. Our Adviser selects and underwrites all of these investments and we measure our performance based on our entire managed portfolio. Our net investment income also does not include the interest income and expense related to the TRS portfolio. In accordance with U.S. GAAP, interest income and expense related to the TRS are accounted for as a component of “Net realized gain from total return swap.” The following table sets forth the computation of adjusted net investment income (loss) for our entire managed portfolio by adding the interest income from the TRS, the short-term realized gains, and the theoretical incentive fees on unrealized capital gains to the net investment income for the six months ended June 30, 2014 and 2013 (dollars in thousands):

	For the Six Months Ended June 30,
	2014	2013
Net investment income	$29,496	$3,376
TRS net investment income (1)	9,179	4,419
Operating gains (short-term) (2)	5,886	1,732
Incentive fees on unrealized gains (3)	626	748
Adjusted net investment income	$45,187	$10,275
______________

(1)	TRS net investment income includes the interest income and expense related to the TRS portfolio. See Note 6 - Total Return Swap - for more information about the TRS.

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

The following table sets forth the distributions made during the six months ended June 30, 2014 and 2013 (dollars in thousands):

	For the Six Months Ended June 30,
	2014	2013
Monthly distributions	$42,047	$9,928
Total distributions	$42,047	$9,928

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at June 30, 2014 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$174,687	$—	$—	$174,687	$—
Deutsche Bank Credit Facility (2)	$30,000	$—	$30,000	$—	$—
Citi Credit Facility (3)	$270,625	$—	$270,625	$—	$—
Total contractual obligations	$475,312	$—	$300,625	$174,687	$—
______________

(1)	As of June 30, 2014, we had $125.3 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.

(2)	As of June 30, 2014, we had $30.0 million of unused borrowing capacity under the Deutsche Bank Credit Facility, subject to borrowing base limits.

(3)	As of June 30, 2014, we had $129.4 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We previously had the TRS as discussed in Note 6 – Total Return Swap – but it was terminated on June 27, 2014.

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

As of June 30, 2014, our debt included variable-rate debt, bearing a variable interest rate at the LIBOR plus 2.24% at June 30, 2014 with a carrying value of $475.3 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 25 Basis Points	0.86%
Base Interest Rate	—%
(+) 100 Basis Points	(1.94)%
(+) 200 Basis Points	2.78%

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

1.1	Dealer Manager Agreement with Realty Capital Securities, LLC, dated July 1, 2014 (filed herewith).

1.2	Form of Soliciting Dealer Agreement (filed herewith).

3.1
Second Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 13, 2013 and herein incorporated by reference).

3.2
Bylaws (previously filed as Exhibit (b) to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form N-2/A (File No. 333-166636) (the "Prior Registration Statement") filed on November 24, 2010 and herein incorporated by reference).

10.1
Second Amended and Restated Investment Advisory and Management Services Agreement dated June 5, 2013 by and between the Company and the Adviser (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 13, 2013 and herein incorporated by reference).

10.2
Amended and Restated Subscription Escrow Agreement with Wells Fargo Bank (previously filed as Exhibit (k)(1) to the Company's Post Effective Amendment No. 3 to its Prior Registration Statement filed on November 4, 2011 and herein incorporated by reference).

10.3
Fund Administration Servicing Agreement by and between the Company and U.S. Bancorp Fund Services, LLC (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011 and herein incorporated by reference).

10.4
Fund Accounting Servicing Agreement by and between the Company and U.S. Bancorp Fund Services, LLC (previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010 filed on March 31, 2011 and herein incorporated by reference).

10.5
Distribution Reinvestment Plan (previously filed as Exhibit E to the Company's Pre-Effective Amendment No. 1 to its Prior Registration Statement filed on November 24, 2010 and herein incorporated by reference).

10.6
Custody Agreement dated August 13, 2012 by and between the Company and U.S. Bank National Association (previously filed as Exhibit 10.11 to the Company's Current Report on Form 8-K filed on August 17, 2012 and herein incorporated by reference).

10.7
Expense Support Agreement dated November 9, 2011 by and between the Company and Adviser (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on November 14, 2011 and herein incorporated by reference).

10.8
ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, by and between 405 TRS I, LLC and Citibank, N.A, each dated as of July 13, 2012 (previously filed as Exhibit 10.13 to the Company's Current Report on Form 8-K filed on August 7, 2012 and herein incorporated by reference).

10.9
Confirmation Letter Agreement by and between 405 TRS I, LLC and Citibank, N.A., amended and restated as of October 15, 2013 (previously filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 13, 2013 and herein incorporated by reference).

10.10
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

10.11
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

10.13
Amendment No. 1 to Loan and Servicing Agreement, among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, dated as of January 14, 2013 (previously filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 15, 2013 and herein incorporated by reference).

10.14
Amendment No. 2 to Loan and Servicing Agreement, among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, dated as of April 26, 2013 (previously filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed on May 15, 2013 and herein incorporated by reference).

10.15
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

10.16
Confirmation Letter Agreement by and between 405 TRS I, LLC and Citibank, N.A., amended and restated as of July 18, 2013 (previously filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 13, 2013 and herein incorporated by reference).

10.17
Amendment No. 3 to Loan and Servicing Agreement, among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, dated as of September 9, 2013 (previously filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 13, 2013 and herein incorporated by reference).

10.18
Confirmation Letter Agreement by and between 405 TRS I, LLC and Citibank, N.A., amended and restated as of October 15, 2013 (previously filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 13, 2013 and herein incorporated by reference).

10.19
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

10.20
Sale and Contribution Agreement dated February 21, 2014 between Business Development Corporation of America, as Seller and BDCA 2L Funding I, LLC, as Purchaser (previously filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on March 19, 2014 and herein incorporated by reference).

10.21
Securities Account Control Agreement dated February 21, 2014 between BDCA 2L Funding I, LLC, as Pledgor, U.S. Bank National Association, as Secured Party; and U.S. Bank National Association, as Securities Intermediary (previously filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K filed on March 19, 2014 and herein incorporated by reference).

10.22
Confirmation Letter Agreement by and between 405 TRS I, LLC and Citibank, N.A., amended and restated as of May 6, 2014 (previously filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 15, 2014 and herein incorporated by reference).

10.23
Credit and Security Agreement, dated as of June 27, 2014, by and between BDCA-CB Funding LLC, the financial institutions and other lenders from time to time party thereto, Citibank, N.A., as administrative agent, U.S. Bank National Association, as collateral agent and custodian, and Business Development Corporation of America, as collateral manager (previously filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2014 and herein incorporated by reference).

10.24
Account Control Agreement, dated as of June 27, 2014, by and between BDCA-CB Funding, LLC, as pledger, U.S. Bank National Association as collateral agent and securities intermediary(previously filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2014 and herein incorporated by reference).

10.25
Collateral Administration Agreement, dated as of June 27, 2014, between BDCA-CB Funding, LLC, as borrower, Business Development Corporation of America, as collateral manager, Citibank, N.A., as administrative agent, and U.S. Bank National Association, as collateral administrator (previously filed as exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 2, 2014 and herein incorporated by reference).

10.26
Sale and Contribution Agreement, dated as of June 27, 2014, between Business Development Corporation of America, as seller, and BDCA-CB Funding, LLC, as purchaser(previously filed as exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 2, 2014 and herein incorporated by reference).

10.27
Agreement and Plan of Merger, dated as of June 27, 2014, by and among BDCA-CB Funding LLC, 405 Loan Funding LLC and Citibank, N.A. (previously filed as exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 2, 2014 and herein incorporated by reference).

10.28
Termination Acknowledgment (TRS), dated as of June 27, 2014, by and between BDCA-CB Funding LLC and Citibank, N.A., as counterparty, secured party and bank(previously filed as exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 2, 2014 and herein incorporated by reference).

10.29
Amendment No. 4 to Loan and Servicing Agreement, dated as of June 30, 2014 (as amended), by and among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, and U.S. Bank National Association (filed herewith).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of August 2014.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
By: /s/ Nicholas S. Schorsch Name: Nicholas S. Schorsch Title: Chief Executive Officer and Chairman of the Board of Directors
* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Nicholas S. Schorsch Nicholas S. Schorsch	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	August 14, 2014
/s/ Nicholas Radesca Nicholas Radesca	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	August 14, 2014
/s/ Peter M. Budko Peter M. Budko	President and Chief Operating Officer	August 14, 2014
/s/ William M. Kahane William M. Kahane	Director	August 14, 2014
/s/ Edward G. Rendell Edward G. Rendell	Independent Director	August 14, 2014
/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	August 14, 2014
/s/ William G. Stanley William G. Stanley	Independent Director	August 14, 2014