Form 10-Q
period 2014-09-30
Business Development Corp of America
filed 2014-11-14
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
 Yes ☐ No ☒
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of November 14, 2014 was 153,870,565.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

PART I
Item 1. Consolidated Financial Statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
 CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands except share and per share data)

	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Investments, at fair value:
Control Investments, at fair value (amortized cost of $48,411 and $34,132, respectively)	$50,033	$34,132
Affiliate Investments, at fair value (amortized cost of $473,743 and $150,729, respectively)	477,160	154,209
Non-affiliate Investments, at fair value (amortized cost of $1,351,233 and $501,416, respectively)	1,347,553	507,435
Investments, at fair value (amortized cost of $1,873,387 and $686,277, respectively)	1,874,746	695,776
Cash and cash equivalents	116,723	12,995
Cash collateral on deposit with custodian	—	76,874
Interest receivable	26,417	7,527
Dividend receivable	931	738
Receivable for unsettled trades	5,344	36,158
Deferred credit facility financing costs, net	4,819	2,278
Due from affiliate	2,617	1,059
Prepaid expenses and other assets	2,357	1,003
Receivable due on total return swap	—	4,053
Unrealized gain on total return swap	—	3,180
Total assets	$2,033,954	$841,641

LIABILITIES
Revolving credit facilities	$525,312	$132,687
Interest and credit facility fees payable	2,725	715
Payable for unsettled trades	40,196	67,003
Stockholder distributions payable	10,318	4,578
Management fees payable	7,551	2,689
Accrued capital gains incentive fees	2,910	2,802
Subordinated income incentive fees payable	2,438	2,577
Payable for common stock repurchases	2,416	88
Accounts payable and accrued expenses	2,006	599
Total liabilities	$595,872	$213,738

Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 shares authorized, 145,742,983 and 63,671,644 shares issued and outstanding, respectively	146	64
Capital in excess of par value	1,423,691	611,703
Accumulated (over) distributed net investment income	(6,794)	(509)
Accumulated under distributed realized gains	18,712	3,966
Net unrealized appreciation	1,353	12,679
Total Business Development Corporation of America net assets	1,437,108	627,903
Non-controlling interest	974	—
Total net assets	1,438,082	627,903

Total liabilities and net assets	$2,033,954	$841,641

Net asset value per share	$9.86	$9.86
The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Investment income:
Interest from investments
Control investments	$1,393	$—	$3,544	$—
Affiliate investments	12,320	1,744	25,045	2,182
Non-control/non-affiliate investments	25,862	6,111	53,523	14,944
Total interest from investments	39,575	7,855	82,112	17,126
Interest from cash and cash equivalents	6	2	17	6
Total interest income	39,581	7,857	82,129	17,132
Other income	2,806	538	8,492	794
Total investment income	42,387	8,395	90,621	17,926

Operating expenses:
Management fees	7,551	1,829	16,946	3,866
Subordinated income incentive fees	3,721	1,768	7,141	3,597
Capital gains incentive fees	19	1,191	246	2,089
Interest and credit facility financing expenses	3,756	590	6,785	1,359
Professional fees	2,056	601	3,979	1,340
Administrative services	224	61	542	134
Other general and administrative	169	17	444	89
Insurance	56	56	171	167
Directors' fees	19	18	55	51
Expenses before expense waivers and reimbursements from Adviser	17,571	6,131	36,309	12,692
Waiver of management and incentive fees	(1,283)	(1,420)	(1,283)	(1,827)
Total expenses net of expense waivers and reimbursements from Adviser	16,288	4,711	35,026	10,865

Net investment income before noncontrolling interests	26,099	3,684	55,595	7,061

Net investment income attributable to noncontrolling interests	33	—	33	—
Net investment income	26,132	3,684	55,628	7,061

Realized and unrealized gain on investments and total return swap:
Net realized gain from investments
Control investments	—	—	(79)	—
Affiliate investments	2,565	—	7,785	—
Non-control/non-affiliate investments	1,006	429	1,661	2,163
Total net realized gain from investments	3,571	429	9,367	2,163
Net realized gain (loss) from total return swap	(5)	4,045	14,552	8,715
Net change in unrealized appreciation (depreciation) on investments
Control investments	1,571	—	1,622	—
Affiliate investments	6,564	2,322	(65)	3,791
Non-control/non-affiliate investments	(11,610)	3,202	(9,696)	4,491
Total net change in unrealized appreciation (depreciation) on investments	(3,475)	5,524	(8,139)	8,282

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net change in unrealized appreciation (depreciation) on total return swap	—	33	(3,180)	2,347
Net realized and unrealized gain (loss) on investments and total return swap before noncontrolling interests	91	10,031	12,600	21,507

Net change in unrealized depreciation attributable to noncontrolling interests	(7)	—	(7)	—

Net realized and unrealized gain (loss) on investments and total return swap	84	10,031	$12,593	$21,507

Net increase in net assets resulting from operations	$26,216	$13,715	$68,221	$28,568

Per share information - basic and diluted
Net investment income	$0.19	$0.09	$0.50	$0.24
Net increase in net assets resulting from operations	$0.19	$0.33	$0.61	$0.96
Weighted average shares outstanding	139,622,913	41,498,369	111,535,037	29,615,011
The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Operations:
Net investment income	$55,628	$7,061
Net realized gain from investments	9,367	2,163
Net realized gain from total return swap	14,552	8,715
Net change in unrealized appreciation (depreciation) on investments	(8,139)	8,282
Net change in unrealized appreciation (depreciation) on total return swap	(3,180)	2,347
Net change in unrealized depreciation on minority interest	(7)	—
Net increase in net assets from operations	68,221	28,568
Stockholder distributions:
Distributions from net investment income	(55,628)	(7,061)
(Over) distributed net investment income	—	(993)
Distributions from net realized gain from investments and total return swap	(17,011)	(10,878)
Net decrease in net assets from stockholder distributions	(72,639)	(18,932)
Capital transactions:
Issuance of common stock, net of issuance costs	785,032	310,737
Reinvestment of stockholder distributions	32,456	6,261
Repurchases of common stock	(3,865)	(792)
Net increase in net assets from capital transactions	813,623	316,206
Total increase in Business Development Corporation of America net assets	809,205	325,842
Increase in non-controlling interest	974	—
Total increase in net assets	810,179	325,842
Net assets at beginning of period	627,903	140,685
Net assets at end of period	$1,438,082	$466,527

Net asset value per common share	$9.86	$9.81
Common shares outstanding at end of period	145,742,983	47,532,948

Accumulated (over) under distributed net investment income	$(6,794)	$(298)
Accumulated under distributed realized gains	$18,712	$—

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Operating activities:
Net increase in net assets from operations	$68,221	$28,568
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Paid-in-kind interest income	(1,338)	(437)
Net accretion of discount on investments	(1,682)	(418)
Amortization of deferred financing costs	778	211
Sales and repayments of investments	744,461	189,041
Purchase of investments	(1,919,184)	(477,799)
Net realized gain from investments	(9,367)	(2,163)
Net unrealized (appreciation) depreciation on investments	8,139	(8,282)
Net unrealized (appreciation) depreciation on total return swap	3,180	(2,347)
(Increase) decrease in operating assets:
Cash collateral on deposit with custodian	76,874	(38,969)
Interest receivable	(18,890)	(3,872)
Dividend receivable	(193)	—
Receivable due on total return swap	4,053	(2,229)
Prepaid expenses and other assets	(1,354)	(407)
Receivable for unsettled trades	30,814	(3,028)
Receivable for common stock purchase	—	(7)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(26,807)	34,070
Management and incentive fees payable	4,831	3,612
Interest and credit facility fees payable	2,010	268
Accounts payable and accrued expenses	1,407	97
Payable for common stock repurchases	2,328	(155)
Net cash used in operating activities	(1,031,719)	(284,246)

Financing activities:
Proceeds from issuance of shares of common stock, net	785,032	310,737
Repurchases of common stock	(3,865)	(792)
Decrease (increase) in deferred offering costs receivable	(2,382)	1,919
Proceeds from revolving credit facility	442,625	57,500
Payments on revolving credit facility	(50,000)	(29,720)
Payments of financing cost	(3,319)	(1,887)
Payments to (proceeds from) affiliate	824	(1,437)
Stockholder distributions	(34,442)	(10,417)
Increase in non-controlling interest	974	—
Net cash provided by financing activities	1,135,447	325,903

Net increase in cash and cash equivalents	103,728	41,657

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash and cash equivalents, beginning of period	12,995	14,180
Cash and cash equivalents, end of period	$116,723	$55,837

Supplemental information:
Interest paid during the period	$3,163	$871
Taxes, including excise tax, paid during the period	$84	$2
Supplemental non-cash information:
Payable for common stock repurchases	$2,416	$—
DRIP distribution payable	$5,120	$1,407
Cash distribution payable	$5,198	$1,868
DRIP distribution paid	$32,456	$6,261

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

September 30, 2014 (Unaudited)

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets

Senior Secured First Lien Debt - 73.6% (b)
Ability Networks Inc. (aa)	Health Care Providers & Services	L+5.00% (6.00%), 5/14/2021	$14,962	$14,792	$14,925	1.0%
Adventure Interactive Corp. (z) (ab)	Media	L+8.19% (9.44%), 3/22/2018	19,873	19,640	19,915	1.4%
AM General LLC (aa)	Aerospace & Defense	L+9.00% (10.25%), 3/22/2018	6,125	5,496	5,650	0.4%
Amports, Inc. (ab)	Automotive	L+5.00% (6.00%), 5/19/2020	15,000	14,894	14,948	1.0%
Answers.com (z) (aa)	Internet Software & Services	L+5.50% (6.50%),12/20/2018	14,437	14,313	14,582	1.0%
AP Gaming I, LLC (z)	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 12/20/2020	9,925	9,659	9,975	0.7%
Applied Merchant Systems West Coast, Inc.	Diversified Financial Services	L+11.50% (12.50%), 9/19/2019	19,500	19,049	19,042	1.3%
Aricent, Inc. (aa)	Diversified Consumer Services	L+4.50% (5.50%), 4/14/2021	6,982	7,050	6,936	0.5%
Avaya, Inc. Term Loan B-3 (z)	Communications Equipment	L+4.50% (5.50%), 10/27/2017	3,899	3,639	3,712	0.3%
Avaya, Inc. Term Loan B-6 (aa)	Communications Equipment	L+5.50% (6.50%), 3/31/2018	14,869	14,891	14,729	1.0%
Caesar's Entertainment Resort Properties, LLC (aa)	Hotels, Restaurants & Leisure	L+6.00% (7.00%), 10/11/2020	8,918	8,950	8,523	0.6%
Caesars Growth Properties Holdings, LLC (aa)	Hotels, Restaurants & Leisure	L+5.25% (6.25%), 5/8/2021	4,987	4,984	4,723	0.3%
Chicken Soup for the Soul Publishing, LLC (z) (ab)	Publishing	L+6.00% (7.25%), 1/8/2019	29,850	29,530	29,653	2.0%
Clover Technologies Group, LLC. (z) (aa)	Commercial Services & Supplies	L+4.50% (5.50%), 5/8/2020	22,500	22,427	22,369	1.6%
ConvergeOne Holdings Corp. (z) (aa)	Diversified Consumer Services	L+5.00% (6.00%), 6/17/2020	19,950	19,756	19,800	1.4%
Creative Circle, LLC (z)	Professional Services	L+4.50% (5.50%), 6/25/2020	19,667	19,478	19,372	1.3%
Eagle Rx, LLC (z)	Health Care Providers & Services	L+6.00% (7.00%), 8/15/2019	16,020	15,941	15,940	1.1%
ECI Acquisition Holdings, Inc. (k) (z)	Technology - Enterprise Solutions	L+5.25% (8.50%), 3/11/2019	12,351	12,296	12,255	0.9%
Epic Health Services, Inc. (z)	Health Care Providers & Services	L+5.25% (6.50%), 10/16/2019	13,475	13,366	13,375	0.9%
ERG Holding Company (z) (ad)	Health Care Providers & Services	L+6.75% (8.00%), 4/4/2019	14,652	14,388	14,370	1.0%
Excelitas Technologies Corp. (z) (aa)	Electronic Equipment, Instruments & Components	L+5.00% (6.00%), 11/2/2020	24,487	24,487	24,416	1.7%
EZE Trucking, Inc. (d) (n) (z)	Road & Rail	L+11.75% (12.00%), 7/31/2018	12,467	12,420	12,016	0.8%
GTCR Valor Companies, Inc. (aa) (al)	Software	L+5.00% (6.00%), 5/30/2021	6,814	6,748	6,746	0.5%
Hanna Anderson, LLC (z)	Retailers (except food & drug)	L+7.25% (8.25%), 4/21/2019	14,813	14,677	15,088	1.0%
Henniges Automotive Holdings, Inc. (aa)	Automotive	L+5.00% (6.00%), 6/12/2021	12,967	12,840	13,065	0.9%
Ikaria Acquisitions, Inc. (aa)	Biotechnology	L+4.00% (5.00%), 2/12/2021	12,708	12,781	12,673	0.9%
ILC Dover LP (z)	Aerospace & Defense	L+5.50% (6.50%), 3/20/2020	14,812	14,745	14,701	1.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

September 30, 2014 (Unaudited)

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
InMotion Entertainment Group, LLC (z) (ae)	Retailers (except food & drug)	L+7.75% (9.00%), 10/1/2018	$9,887	$9,733	$9,887	0.7%
IntegraMed America, Inc. (z)	Health Care Providers & Services	L+7.25% (8.50%), 9/20/2017	3,866	3,815	3,760	0.3%
Integrity Nutraceuticals, Inc. (z) (ab)	Food Products	L+9.50% (10.50%), 4/28/2019	35,000	34,363	33,739	2.3%
IPC Systems, Inc. (aa)	Diversified Telecommunication Services	L+5.00% (6.00%), 11/8/2020	13,466	13,491	13,449	0.9%
Jackson Hewitt, Inc. (z) (aa)	Diversified Consumer Services	L+8.50% (10.00%), 10/16/2017	21,032	20,936	20,927	1.5%
Jefferson Gulf Coast Energy Partners LLC	Transportation Infrastructure	L+8.00% (9.00%), 2/27/2018	20,000	19,805	19,850	1.4%
K2 Pure Solutions NoCal, L.P. (z)	Chemicals	L+6.00% (7.00%), 8/19/2019	9,938	9,775	9,700	0.7%
Kahala Ireland OpCo LLC (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	21,022	21,022	21,022	1.5%
Kahala US OpCo LLC (d) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	6,899	6,899	6,899	0.5%
Land Holdings I, LLC	Hotels, Restaurants & Leisure	12.00%, 6/26/2019	30,000	29,430	29,349	2.0%
Liquidnet Holdings, Inc. (z) (aa)	Capital Markets	L+6.75% (7.75%), 5/22/2019	17,281	17,170	17,108	1.2%
MCS AMS Sub-Holdings LLC (aa)	Real Estate Management & Development	L+6.00% (7.00%), 10/15/2019	14,438	13,991	13,716	1.0%
Miller Heiman, Inc. (z) (aa)	Media	L+5.75% (6.75%), 9/30/2019	20,508	19,924	19,995	1.4%
Motorsports Aftermarket Group, Inc. (z) (aa)	Automotive	L+4.00% (5.00%), 5/14/2021	24,938	23,282	22,444	1.6%
National Technical Systems, Inc. (v) (z)	Professional Services	L+6.00% (7.25%), 11/22/2018	18,656	18,526	18,544	1.3%
New Media Holdings II, LLC (z)	Publishing	L+6.25% (7.25%), 6/3/2020	21,945	21,529	21,588	1.5%
NextCare, Inc. (m) (z) (ab)	Health Care Providers & Services	L+5.75% (7.00%), 10/10/2017	18,145	17,933	18,027	1.3%
North Atlantic Trading Company, Inc. (z) (aa)	Food Products	L+6.50% (7.75%), 1/13/2020	19,854	19,800	19,904	1.4%
OH Acquisition, LLC (z)	Banking, Finance, Insurance & Real Estate	L+6.25% (7.25%), 8/29/2019	7,500	7,463	7,463	0.5%
Otter Box Holdings, Inc. (aa)	Electronic Equipment, Instruments & Components	L+4.75% (5.75%), 6/3/2020	14,963	14,857	14,813	1.0%
Pelican Products, Inc. (aa)	Containers, Packaging and Glass	L+4.25% (5.25%), 4/10/2020	9,950	10,009	9,925	0.7%
PeopLease Holdings, LLC (d) (z)	Commercial Services & Supplies	L+13.00% (14.00%), 12/26/2018	10,000	9,830	10,485	0.7%
PGX Holdings, Inc. (z)	Transportation Infrastructure	L+5.25% (6.25%), 9/29/2020	15,000	14,850	14,925	1.0%
Premier Dental Services, Inc. (z) (aa)	Health Care Providers & Services	L+5.00% (6.00%), 11/1/2018	24,803	24,685	24,555	1.7%
Pre-Paid Legal Services, Inc. (z) (aa)	Diversified Consumer Services	L+5.00% (6.25%), 7/1/2019	17,503	17,558	17,514	1.2%
Pride Plating, Inc. (z)	Aerospace & Defense	L+5.50% (6.50%), 6/13/2019	9,559	9,490	9,439	0.7%
RedPrairie Corp. (aa)	Software	L+5.00% (6.00%), 12/21/2018	17,369	17,346	16,886	1.2%
Resco Products, Inc. (z)	Steel	L+6.00% (6.25%), 9/7/2016	10,000	9,893	9,864	0.7%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

September 30, 2014 (Unaudited)

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
SI Organization, Inc. (aa) (af)	Aerospace & Defense	L+4.75% (5.75%), 11/23/2019	$11,893	$11,914	$11,934	0.8%
Skillsoft Corp. (aa)	Business Equipment & Services	L+4.75% (5.75%), 4/28/2021	7,500	7,350	7,353	0.5%
Sterling Infosystems, Inc. (aa)	Business Equipment & Services	L+4.50% (5.50%), 5/13/2021	7,481	7,508	7,469	0.5%
STG-Fairway Acquisitions, Inc. (aa)	Professional Services	L+5.00% (6.25%), 2/28/2019	14,830	14,788	14,802	1.0%
SunGard Availability Services Capital, Inc. (aa)	Business Equipment & Services	L+5.00% (6.00%), 3/29/2019	9,950	9,856	9,184	0.6%
Surgery Center Holdings, Inc. (aa)	Healthcare & Pharmaceuticals	L+4.25% (5.25%), 7/24/2020	5,000	4,975	4,981	0.3%
Taqua, LLC	Wireless Telecommunication Services	L+9.00% (10.00%), 7/31/2019	14,000	13,720	13,720	1.0%
TASC, Inc. (aa)	Aerospace & Defense	L+5.50% (6.50%), 5/22/2020	6,983	6,841	6,701	0.5%
Tax Defense Network, LLC (j) (z)	Diversified Consumer Services	L+8.50% (9.50%), 8/28/2019	31,100	30,490	30,478	2.1%
The Tennis Channel Holdings, Inc. (d) (ab)	Media	L+8.50% (8.81%), 5/29/2017	15,661	15,342	15,111	1.1%
Therakos, Inc. (aa)	Biotechnology	L+6.25% (7.50%), 12/27/2017	7,298	7,323	7,325	0.5%
Total Outdoor Holdings Corp.	Advertising	L+10.00% (11.00%), 8/28/2019	20,000	19,607	19,600	1.4%
Totes Isotoner Corp. (aa)	Retailers (except food & drug)	L+4.25% (5.25%), 5/1/2021	9,975	9,975	9,946	0.7%
Trinity Consultants Holdings, Inc. (z)	Business Equipment & Services	L+6.75% (7.75%), 2/15/2020	15,000	14,890	14,738	1.0%
Trojan Battery Company, LLC (z)	Automotive	L+4.75% (5.75%), 6/12/2021	22,000	21,787	21,835	1.5%
United Central Industrial Supply Company, LLC (z) (aa)	Commercial Services & Supplies	L+6.25% (7.50%), 10/9/2018	8,843	8,728	8,809	0.6%
US Shipping LLC (aa)	Marine	L+7.75% (9.00%), 4/30/2018	11,019	11,186	11,019	0.8%
WBL SPE I., LLC (l)	Consumer Finance	15.00%, 9/30/2016	4,500	4,455	4,500	0.3%
Sub Total Senior Secured First Lien Debt				$1,061,377	$1,058,781	73.6%

Senior Secured Second Lien Debt - 14.5% (b)
Ability Networks Inc. (ab)	Health Care Providers & Services	L+8.25% (9.25%), 5/16/2022	$15,000	$14,857	$15,000	1.0%
Boston Market Corporation (ab)	Hotels, Restaurants & Leisure	L+7.63% (8.63%), 12/16/2018	14,838	14,650	15,041	1.0%
CIG Financial, LLC (ak)	Consumer Finance	10.50%, 6/30/2019	15,000	14,858	14,904	1.0%
Collision Holding Company, LLC (aa)	Automotive	L+7.75% (9.00%), 5/10/2018	10,000	9,925	9,925	0.7%
CPX Interactive Holdings, LP	Publishing	L+10.00% (11.00%), 3/26/2018	20,102	18,893	16,652	1.2%
CREDITCORP (ab)	Consumer Finance	12.00%, 7/15/2018	13,250	13,179	14,045	1.0%
H.D. Vest, Inc. (ab)	Diversified Consumer Services	L+8.00% (9.25%), 6/18/2019	8,750	8,664	8,791	0.6%
High Ridge Brands Co. (ab)	Retailers (except food & drug)	L+8.50% (9.50%), 4/11/2020	22,500	22,189	22,309	1.6%
Interblock USA L.C. (ab)	Electronic Equipment, Instruments & Components	L+8.75% (9.75%), 3/28/2018	23,000	22,598	22,705	1.6%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

September 30, 2014 (Unaudited)

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
J. C. Bromac Corporation (ac)	Hotels, Restaurants & Leisure	L+9.00% (10.00%), 8/11/2019	$10,000	$9,830	$9,825	0.7%
K&N Engineering, Inc. (am)	Automotive	L+8.63% (9.63%), 7/11/2020	13,000	12,718	12,817	0.9%
Linc Energy Finance USA, Inc. (ab)	Oil, Gas & Consumable Fuels	12.50%, 10/31/2017	9,000	8,888	9,489	0.7%
NCP Finance Limited Partnership (aa) (ab)	Consumer Finance	L+9.75% (11.00%), 10/1/2018	20,540	20,329	20,438	1.4%
Surgery Center Holdings, Inc.	Healthcare & Pharmaceuticals	L+7.50% (8.50%), 7/23/2021	10,000	9,900	9,825	0.7%
Zimbra, Inc. (ab)	Software	10.75%, 7/1/2016	6,000	5,979	6,073	0.4%
Sub Total Senior Secured Second Lien Debt				$207,457	$207,839	14.5%

Subordinated Debt - 4.2% (b)
Gold, Inc. (d) (ab)	Textiles, Apparel & Luxury Goods	12.00%, 6/30/2019	$12,163	$11,961	$11,823	0.8%
Park Ave RE Holdings, LLC (d) (o)	Real Estate Management & Development	L+8.00% (13.00%), 12/29/2017	5,158	5,158	5,158	0.4%
S.B. Restaurant Co., Inc. (d) (e) (t)	Hotels, Restaurants & Leisure	1/10/2018	4,050	3,974	—	—%
S.B. Restaurant Co., Inc. - Senior Subordinated Debt (e) (t)	Hotels, Restaurants & Leisure	1/10/2018	134	88	—	—%
Steel City Media	Media	12.00%, 3/29/2020	20,000	19,600	19,600	1.4%
Visionary Integration Professionals, LLC (ab)	IT Services	13.00%, 12/3/2018	11,183	10,148	10,137	0.7%
Xplornet Communications, Inc.	Diversified Telecommunication Services	13.00%, 10/25/2020	10,648	10,648	10,824	0.8%
Zimbra, Inc.	Software	12.00%, 7/10/2018	2,000	2,000	1,941	0.1%
Sub Total Subordinated Debt				$63,577	$59,483	4.2%

Collateralized Securities - 25.0% (b)
B&M CLO 2014-1, LTD. Subordinated Notes (p)	Diversified Investment Vehicles	4/16/2026	$40,250	$35,420	$34,150	2.4%
CVP Cascade CLO, LTD. Subordinated Notes (p)	Diversified Investment Vehicles	1/16/2026	31,000	24,102	24,074	1.7%
CVP Cascade CLO-2, LTD. Subordinated Notes (p)	Diversified Investment Vehicles	7/18/2026	35,250	27,940	28,750	2.0%
Figueroa CLO 2014-1, LTD. Subordinated Notes (p) (aj)	Diversified Investment Vehicles	6/30/2021	27,900	27,900	27,900	1.9%
MidOcean Credit CLO II, LLC (p)	Diversified Investment Vehicles	1/15/2024	37,600	33,673	34,133	2.4%
MidOcean Credit CLO III, LLC (p)	Diversified Investment Vehicles	7/21/2026	40,250	35,420	34,952	2.4%
NewStar Arlington Senior Loan Program LLC Subordinated Notes (p)	Diversified Investment Vehicles	7/25/2025	31,603	29,514	29,892	2.1%
Ocean Trails CLO V, LTD. (p)	Diversified Investment Vehicles	5/23/2021	40,000	40,000	40,000	2.8%
OFSI Fund VI, Ltd. Subordinated Notes (p)	Diversified Investment Vehicles	3/20/2025	38,000	32,895	32,808	2.3%
Related Fee Agreements (s)	Diversified Investment Vehicles		12,325	11,854	12,779	0.9%
Silver Spring CLO, Ltd. (p)	Diversified Investment Vehicles	10/15/2026	31,500	29,701	29,420	2.0%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (p)	Diversified Investment Vehicles	5/1/2026	36,000	30,690	30,327	2.1%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

September 30, 2014 (Unaudited)

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Sub Total Collateralized Securities				$359,109	$359,185	25.0%

Equity/Other - 13.1% (b)
Carlyle GMS Finance, Inc. (i)	Diversified Investment Vehicles		$2,371	$2,371	$2,357	0.2%
CPX Interactive Holdings, LP - Series A Convertible Preferred Shares (d) (e) (u)	Publishing	8.00%	6,000	6,000	6,251	0.4%
CPX Interactive Holdings, LP - Warrants (e) (u)	Publishing		317	1,087	483	—%
Crowley Holdings, Inc. - Series A Preferred Stock (d)	Marine	12.00%	25,390	25,390	25,316	1.8%
Danish CRJ LTD. (p) (r)	Aerospace & Defense		$500	500	730	—%
Evolution Research Group - Preferred Equity (e)	Health Care Providers & Services	8.00%	$500	500	520	—%
Fifth Street Senior Loan Fund I, LLC (p) (ah)	Diversified Investment Vehicles		$33,658	33,658	33,658	2.3%
HIG Integrity Nutraceuticals (e) (u)	Food Products		$1,630	1,630	—	—%
Kahala Ireland OpCo LLC (e) (o) (y)	Aerospace & Defense		$1,589	1,589	2,748	0.2%
Kahala US OpCo LLC (e) (o) (x)	Aerospace & Defense	13.00%	$5,940	5,940	4,616	0.3%
MBLOX Inc. - Warrants (e)	Internet Software & Services		1,530	—	—	—%
NMFC Senior Loan Program I, LLC (p) (ai)	Diversified Investment Vehicles		$33,065	33,065	33,065	2.3%
Park Ave Holdings, LLC. (e) (o) (w)	Real Estate Management & Development	8.00%	16	7,802	9,590	0.7%
PennantPark Credit Opportunity Fund, LP (g) (p)	Diversified Investment Vehicles		$10,000	10,000	10,842	0.8%
S.B. Restaurant Co., Inc. - Warrants (e)	Hotels, Restaurants & Leisure		—	—	—	—%
SkyCross Inc. - Warrants (e)	Electronic Equipment, Instruments & Components		2,254	—	—	—%
South Grand MM CLO I, LLC (p) (ag)	Diversified Investment Vehicles		$23,559	23,108	23,559	1.6%
Tax Defense Network, LLC (u)	Diversified Consumer Services		$500	500	500	—%
Tennenbaum Waterman Fund, L.P. (f)	Diversified Investment Vehicles		$8,396	8,396	9,185	0.6%
The SAVO Group, Ltd. - Warrants (e)	Internet Software & Services		138	—	—	—%
THL Credit Greenway Fund II LLC (h) (p)	Diversified Investment Vehicles		$15,671	15,671	17,487	1.2%
Visionary Integration Professionals, LLC - Warrants (e) (u)	IT Services		657	910	826	0.1%
World Business Lenders, LLC (e)	Consumer Finance		$3,750	3,750	4,093	0.3%
Xplornet Communications Inc. - Warrants (e)	Diversified Telecommunication Services		10	—	2,287	0.2%
Zimbra, Inc. - Warrants (Second Lien Debt) (e)	Software		535	—	153	—%
Zimbra, Inc. - Warrants (Third Lien Bridge Note) (e)	Software		1,000	—	1,192	0.1%
Sub Total Equity/Other				$181,867	$189,458	13.1%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

September 30, 2014 (Unaudited)

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
TOTAL INVESTMENTS - 130.4% (b)				$1,873,387	$1,874,746	130.4%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

_____________

(a)
All of the Company's investments are in eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), except B&M CLO 2014-1, LTD. Subordinated Notes, Caesar's Entertainment Resort Properties, LLC, Caesar's Growth Properties Holdings, LLC, Carlyle GMS Finance, Inc., CVP Cascade CLO, LTD. Subordinated Notes, CVP Cascade CLO-2, LTD. Subordinated Notes, Danish CRJ LTD., Fifth Street Senior Loan Fund I, LLC, Figueroa CLO 2014-1, LTD. Subordinated Notes, Kahala Ireland OpCo LLC, Liquidnet Holdings, Inc., MidOcean Credit CLO II, LLC, MidOcean Credit CLO III, LLC, New Media Holdings II, LLC, NewStar Arlington Senior Loan Program, LLC Subordinated Notes, NMFC Senior Loan Program I, LLC, Ocean Trails CLO V, LTD., OFSI Fund VI, Ltd. Subordinated Notes, OH Acquisition, LLC, PennantPark Credit Opportunity Fund LP, Related Fee Agreements, Silver Spring CLO, Ltd., South Grand MM CLO I, LLC, Tennenbaum Waterman Fund, L.P., THL Credit Greenway Fund II LLC, WhiteHorse VIII, Ltd. CLO Subordinated Notes, and Xplornet Communications, Inc.

(b)	Percentages are based on net assets of $1,438,082 as of September 30, 2014.

(c)
Because there is no readily available market value for these investments, the fair value of these investments is determined in good faith by the Company's board of directors as required by the 1940 Act. (See Note 3 to the financial statements).

(d)	Terms of loan include PIK interest.

(e)	Non-income producing at September 30, 2014.

(f)	The Company has committed to fund $10.0 million in Tennenbaum Waterman Fund, L.P. over a period ending no later than September 2015. The remaining commitment as of September 30, 2014 was $1.6 million.

(g)	The investment is subject to a three year lock-up restriction on withdrawals in year 4.

(h)	The Company has committed to fund $20.0 million in THL Credit Greenway II LLC over a period ending no later than March 2015. The remaining commitment as of September 30, 2014 was $3.6 million.

(i)	The Company has committed to fund $10.0 million in Carlyle GMS Finance, Inc. The remaining commitment as of September 30, 2014 was $7.6 million.

(j)	The Company has committed to fund a delayed draw term loan of $4.0 million in Tax Defense Network, LLC. The remaining commitment as of September 30, 2014 was $3.8 million.

(k)	The Company has committed to fund a delayed draw term loan of $2.6 million in ECI Acquisition Holdings, Inc. The remaining commitment as of September 30, 2014 was $2.6 million.

(l)	The Company has committed to fund a delayed draw term loan of $15.0 million in WBL SPE I, LLC. The remaining commitment as of September 30, 2014 was $10.5 million.

(m)	The Company has committed to fund an delayed draw term loan of $9.7 million in NextCare, Inc. The remaining commitment as of September 30, 2014 was $7.9 million.

(n)	The Company has committed to fund a delayed draw term loan of $2.0 million in EZE Trucking, Inc. The remaining commitment as of September 30, 2014 was $2.0 million.

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

(s)
Related Fee Agreements consists of one investment with a fair value of $1,366 thousand that is classified as a Non-affiliated Investment and four investments with a total fair value of $11,413 thousand that are classified as Affiliated Investments.

(t)	The investment is on non-accrual status as of September 30, 2014.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

(v)	The Company has committed to fund a delayed draw term loan of $7.5 million in National Technical Systems, Inc. The remaining commitment as of September 30, 2014 was $7.5 million.

(w)	The Company's investment is held through the consolidated subsidiary, Park Ave RE, Inc., which owns 100% of the equity of the operating company, Park Ave RE Holdings, LLC.

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

(ac)	The Company has committed to fund a delayed draw term loan of $5.0 million in J.C. Bromac Corporation. The remaining commitment as of September 30, 2014 was $5.0 million.

(ad)	The Company has committed to fund a delayed draw term loan of $20.2 million in ERG Holding Company. The remaining commitment as of September 30, 2014 was $20.2 million.

(ae)	The Company has committed to fund a delayed draw term loan of $2.2 million in InMotion Entertainment Group, LLC. The remaining commitment as of September 30, 2014 was $2.1 million.

(af)	The Company has committed to fund a delayed draw term loan of $1.6 million in SI Organization, Inc. The remaining commitment as of September 30, 2014 was $1.6 million.

(ag)	The Company has committed to fund $35.0 million in South Grand MM CLO I, LLC. The remaining commitment as of September 30, 2014 was $12.7 million.

(ah)	The Company has committed to fund $35.0 million in Fifth Street Senior Loan Fund I, LLC. The remaining commitment as of September 30, 2014 was $1.3 million.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

(ai)	The Company has committed to fund $50.0 million in NMFC Senior Loan Program I, LLC. The remaining commitment as of September 30, 2014 was $17.0 million.

(aj)	The Company has committed to fund a collateralized security of $37.2 million in Figueroa CLO 2014-1, Ltd. The remaining commitment as of September 30, 2014 was $9.3 million.

(ak)	The Company has committed to fund a delayed draw term loan of $5.0 million in CIG Financial, LLC. The remaining commitment as of September 30, 2014 was $5.0 million.

(al)	The Company has committed to fund a delayed draw term loan of $5.2 million in GTCR Valor Companies, Inc. The remaining commitment as of September 30, 2014 was $5.2 million.

(am)	The Company has committed to fund a delayed draw term loan of $5.0 million in K & N Engineering, Inc. The remaining commitment as of September 30, 2014 was $5.0 million.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2014 (dollars in thousands):

	At September 30, 2014
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles	$489,338	26.1%
Health Care Providers & Services	120,472	6.4%
Diversified Consumer Services	104,946	5.6%
Automotive	95,034	5.1%
Aerospace & Defense	84,440	4.5%
Hotels, Restaurants & Leisure	77,436	4.1%
Publishing	74,627	4.0%
Media	74,621	4.0%
Electronic Equipment, Instruments & Components	61,934	3.3%
Consumer Finance	57,980	3.1%
Retailers (except food & drug)	57,230	3.1%
Food Products	53,643	2.9%
Professional Services	52,718	2.8%
Commercial Services & Supplies	41,663	2.2%
Business Equipment & Services	38,744	2.1%
Marine	36,335	1.9%
Transportation Infrastructure	34,775	1.9%
Software	32,991	1.8%
Real Estate Management & Development	28,464	1.5%
Diversified Telecommunication Services	26,560	1.4%
Biotechnology	19,998	1.1%
Advertising	19,600	1.0%
Diversified Financial Services	19,042	1.0%
Communications Equipment	18,441	1.0%
Capital Markets	17,108	0.9%
Healthcare & Pharmaceuticals	14,806	0.8%
Internet Software & Services	14,582	0.8%
Wireless Telecommunication Services	13,720	0.7%
Technology - Enterprise Solutions	12,255	0.7%
Road & Rail	12,016	0.6%
Textiles, Apparel & Luxury Goods	11,823	0.6%
IT Services	10,963	0.6%
Containers, Packaging and Glass	9,925	0.5%
Steel	9,864	0.5%
Chemicals	9,700	0.5%
Oil, Gas & Consumable Fuels	9,489	0.5%
Banking, Finance, Insurance & Real Estate	7,463	0.4%
Total	$1,874,746	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2013

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets

Senior Secured First Lien Debt - 53.2% (b)
Adventure Interactive Corp.	Media	L+6.75% (8.00%), 3/22/2018	$19,873	$19,590	$19,575	3.1%
American Dental Partners, Inc.	Health Care Providers & Services	L+5.00% (6.00%), 2/9/2018	3,895	3,836	3,817	0.6%
American Importing Company, Inc.	Food Products	L+5.75% (7.00%), 5/23/2018	10,945	10,849	10,933	1.7%
Answers.com	Internet Software & Services	L+5.50% (6.50%), 12/20/2018	15,000	14,850	14,850	2.4%
AP Gaming I, LLC	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 12/18/2020	10,000	9,700	9,700	1.5%
Avaya, Inc.	Communications Equipment	L+4.50% (4.79%), 10/26/2017	3,933	3,616	3,842	0.6%
BBTS Borrower LP	Oil, Gas & Consumable Fuels	L+6.50% (7.75%), 6/4/2019	5,955	5,900	5,985	1.0%
Creative Circle, LLC	Professional Services	L+5.25% (6.50%), 9/28/2017	7,697	7,573	7,735	1.2%
CST Industries, Inc.	Machinery	L+6.25% (7.75%), 5/23/2017	3,700	3,667	3,608	0.6%
Epic Health Services	Health Care Providers & Services	L+5.25% (6.50%), 10/16/2018	14,000	13,865	13,899	2.2%
Excelitas Technologies Corp.	Electronic Equipment, Instruments & Components	L+5.00% (6.00%), 10/25/2020	7,402	7,329	7,433	1.2%
Expera Specialty Solutions, LLC	Paper & Forest Products	L+6.25% (7.50%), 7/28/2018	7,960	7,812	8,040	1.3%
EZE Trucking, Inc. (d) (n)	Road & Rail	L+11.75% (12.00%), 7/31/2018	12,411	12,354	12,147	1.9%
FairPay Solutions Inc. Term Loan A	Health Care Providers & Services	L+5.75% (7.00%), 1/16/2015	2,350	2,337	2,350	0.4%
FairPay Solutions Inc. Term Loan B	Health Care Providers & Services	L+6.50% (8.00%), 1/16/2015	7,500	7,459	7,500	1.2%
Global Telecom & Technology, Inc.	Internet Software & Services	L+5.50% (6.50%), 3/31/2016	7,600	7,524	7,559	1.2%
HIG Integrity Nutraceuticals	Food Products	L+8.75% (9.75%), 12/17/2018	23,000	22,658	22,655	3.6%
Ikaria Acquisitions, Inc.	Biotechnology	L+6.00% (7.25%), 7/31/2018	5,850	5,769	5,876	0.9%
Jackson Hewitt, Inc.	Diversified Consumer Services	L+8.50% (10.00%), 10/16/2017	13,328	13,254	13,195	2.1%
K2 Pure Solutions NoCal, L.P.	Chemicals	L+6.00% (7.00%), 8/19/2019	10,000	9,812	9,728	1.5%
Kahala US OpCo LLC (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	15,860	15,860	15,860	2.5%
Miller Heiman	Media	L+5.75% (6.75%), 9/30/2018	15,250	14,810	15,174	2.4%
Mitel Networks Corp.	Communications Equipment	L+5.75% (7.00%), 2/27/2019	3,570	3,538	3,570	0.6%
National Technical Systems, Inc. (k)	Professional Services	L+5.50% (6.75%), 11/22/2018	12,500	12,378	12,375	2.0%
NextCare, Inc. (m)	Health Care Providers & Services	L+5.50% (6.75%), 10/10/2017	17,492	17,246	17,272	2.8%
NXT Capital LLC	Commercial Banks	L+5.25% (6.25%), 9/4/2018	9,975	9,881	9,875	1.6%
Park Ave RE Holdings, LLC (o)	Real Estate Management & Development	L+8.00% (13.00%), 12/31/2017	9,750	9,750	9,750	1.6%

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2013

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Vestcom Acquisition, Inc.	Media	12.00%, 6/26/2019	$7,500	$7,434	$7,525	1.2%
Visionary Integration Professionals, LLC	IT Services	13.00%, 12/3/2018	11,017	9,844	9,831	1.6%
Xplornet Communications, Inc.	Diversified Telecommunication Services	13.00%, 12/25/2020	10,000	10,000	10,000	1.6%
Zimbra, Inc.	Software	12.00%, 7/10/2018	2,000	2,000	2,000	0.3%
Sub Total Subordinated Debt				$60,567	$59,701	9.5%

Collateralized Securities - 16.9% (b)
Apidos XVI CLO, LTD. Subordinated Notes (e) (p)	Diversified Investment Vehicles	1/19/2025	$15,000	$13,650	$13,650	2.2%
Catamaran CLO 2013-1 Ltd. Subordinated Notes (p)	Diversified Investment Vehicles	1/27/2025	19,500	17,940	20,404	3.2%
CVP Cascade CLO-1, LTD. Subordinated Notes (e) (p)	Diversified Investment Vehicles	12/20/2020	31,000	28,086	28,086	4.5%
Garrison Funding 2013 - 1 Ltd. Subordinated Notes (e) (p)	Diversified Investment Vehicles	9/30/2023	15,000	15,000	15,000	2.4%
JMP Credit Advisors CLO II Ltd. Subordinated Notes (p)	Diversified Investment Vehicles	4/30/2023	6,000	5,700	6,099	1.0%
MC Funding Ltd. Preferred Shares	Diversified Investment Vehicles	12/20/2020	4,000	3,366	2,163	0.3%
MidOcean Credit CLO II, Ltd. Subordinated Notes (e) (p)	Diversified Investment Vehicles	1/15/2024	20,543	20,543	20,543	3.3%
Sub Total Collateralized Securities				$104,285	$105,945	16.9%

Equity/Other - 16.7% (b)
Carlyle GMS Finance, Inc. (e) (i)	Diversified Investment Vehicles		$2,221	$2,221	$2,173	0.3%
Crowley Holdings Preferred, LLC - Series A Preferred Shares (d)	Marine	12.00%	25	25,000	25,000	4.0%
HIG Integrity Nutraceuticals	Food Products		$850	850	850	0.1%
Kahala Aviation Holdings, LLC (e) (o) (j) (t)	Aerospace & Defense		—	—	—	—%
Kahala Aviation Holdings, LLC - Preferred Shares (e) (o) (t)	Aerospace & Defense	13.00%	$5,271	5,271	5,271	0.8%
MBLOX Inc. - Warrants (e)	Internet Software & Services		1,531	—	705	0.1%
NewStar Arlington Fund LLC (p)	Diversified Investment Vehicles		$30,000	30,000	30,000	4.8%
Park Ave RE, Inc. (e) (o) (s)	Real Estate Management & Development		$33	33	33	—%
Park Ave RE, Inc. - Preferred Shares (e) (o) (s)	Real Estate Management & Development	8.00%	$3,218	3,218	3,218	0.5%
PennantPark Credit Opportunities Fund, LP (g) (p)	Diversified Investment Vehicles		$10,000	10,000	10,550	1.7%

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

______________

(a)
All of the Company's investments are in eligible portfolio companies, as defined in the 1940 Act, except Apidos XVI CLO, LTD. Subordinated Notes, Carlyle GMS Finance, Inc., Catamaran CLO 2013-1 Ltd. Subordinated Notes, CVP Cascade CLO-1, LTD. Subordinated notes, Garrison Funding 2013-1 Ltd. Subordinated Notes, JMP Credit Advisors CLO II Ltd. Subordinated Notes, MC Funding Ltd. Preferred Shares, MidOcean Credit CLO II, Ltd., Mitel Networks Corp., NewStar Arlington Fund, LLC, NXT Capital LLC, PennantPark Credit Opportunities Fund LP, South Grand MM CLO I, LLC, Tennenbaum Waterman Fund, L.P., THL Credit Greenway Fund II LLC, and Xplornet Communications, Inc.

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

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Company sold 22,222 shares of common stock to its Adviser, an entity wholly owned by AR Capital, LLC (formerly known as American Realty Capital II, LLC) (the “Sponsor”) on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.  On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and commenced operations as of that date. On July 1, 2014, the Company's registration statement on Form N-2 (File No. 333-193241) for its follow-on offering (the "Follow-on") was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Under the Follow-on, the Company can offer up to 101,100,000 shares of its common stock. As of September 30, 2014, the Company had issued 145.7 million shares of common stock for gross proceeds of $1.6 billion including the shares purchased by the Sponsor and shares issued under the Company's distribution reinvestment plan ("DRIP"). As of September 30, 2014, the Company had repurchased 0.5 million shares of common stock for payments of $5.5 million.

The Company's investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. The Company invests primarily in first and second lien senior secured loans and mezzanine debt issued by middle market companies. The Company defines middle market companies as those with annual revenues between $10 million and $1 billion. The Company may also purchase interests in loans through secondary market transactions in the "over-the-counter" market for institutional loans. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. The Company may also invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles (“Collateralized Securities”). Structurally, Collateralized Securities are entities that are formed to manage a portfolio of senior secured loans made to companies whose debt is rated below investment grade or, in limited circumstances, unrated. The senior secured loans within these Collateralized Securities are limited to senior secured loans which meet specified credit and diversity criteria and are subject to concentration limitations in order to create a diverse investment portfolio. The Company expects that each investment will range between approximately $1 million and $25 million, although this investment size will vary proportionately with the size of its capital base. In most cases, companies to whom the Company provides customized financing solutions will be privately held at the time the Company invests in them.

On July 13, 2012, the Company, through a wholly-owned, consolidated subsidiary, 405 TRS I, LLC (“405 Sub”), entered into a total return swap agreement (“TRS”) with Citibank, N.A. (“Citi”). The Company terminated its amended and restated TRS with Citi on June 27, 2014.

On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, BDCA-CB Funding, LLC (formerly 405 TRS I, LLC) (“CB Funding”), entered into a revolving credit facility ("Citi Credit Facility") with Citi as administrative agent and U.S. Bank National Association ("U.S. Bank") as collateral agent, account bank and collateral custodian. The Citi Credit Facility provides for borrowings over a twenty four month period in an aggregate principal amount of up to $400 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by the CB

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Funding and pledged as collateral under the Citi Credit Facility. The consolidated financial statements include both the Company’s accounts and the accounts of CB-Funding. All significant intercompany transactions have been eliminated in consolidation.

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

On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, BDCA Funding I, LLC (“Funding I”), entered into a revolving credit facility (the “Wells Fargo Credit Facility”) with Wells Fargo Bank, National Association as lender, Wells Fargo Securities as administrative agent (together, “Wells Fargo”) and U.S. Bank, as collateral agent, account bank and collateral custodian. The Wells Fargo Credit Facility, which was subsequently amended on April 26, 2013, September 9, 2013, and June 30, 2014, provides for borrowings in an aggregate principal amount of up to $300.0 million on a committed basis, with a term of 60 months. The consolidated financial statements include both the Company’s accounts and the accounts of Funding I. All significant intercompany transactions have been eliminated in consolidation.

On February 21, 2014, the Company, through a newly-formed, wholly-owned, consolidated special purpose financing subsidiary, BDCA 2L Funding I, LLC ("2L Funding I"), entered into a revolving credit facility (the "Deutsche Bank Credit Facility") with Deutsche Bank AG, New York Branch as administrative agent and U.S. Bank as collateral agent and collateral custodian. The Deutsche Bank Credit Facility provides for borrowings in an aggregate principal amount of up to $60.0 million on a committed basis, with a 36 month term. The consolidated financial statements include both the Company’s accounts and the accounts of 2L Funding I. All significant intercompany transactions have been eliminated in consolidation.

The Company has formed and expects to continue to form consolidated subsidiaries (the “Consolidated Holding Companies”) to hold equity securities of portfolio companies. These Consolidated Holding Companies enable the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. Any tax payable by a Consolidated Holding Company is included as an expense in the Company's Consolidated Statements of Operations. As of September 30, 2014, 54th Street Equity Holdings, Inc., Kahala Aviation Holdings, LLC, Kahala Aviation US, Inc., Kahala LuxCo, and Park Ave RE, Inc. were the only Consolidated Holding Companies.

The Company has entered into a fund administration servicing agreement and a fund accounting servicing agreement with U.S. Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting, and compliance support, necessary for the Company to operate. On August 13, 2012, the Company entered into a custody agreement with U.S. Bank. Under the custody agreement, U.S. Bank holds all of the portfolio securities and cash of the Company for certain of its subsidiaries, and transfers such securities or cash pursuant to the Company’s instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party.

Realty Capital Securities, LLC (the “Dealer Manager”), an entity under common control with the Sponsor, served as the dealer manager of the Company’s IPO and serves as the dealer manager of the Company's Follow-on. The Adviser and the Dealer Manager are related parties and receive compensation and fees for services related to the IPO and Follow-on and for the investment and management of the Company’s assets. The Adviser receives fees during the offering and operational stages, and the Dealer Manager receives fees during the offering stage.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The Company consolidates the following subsidiaries for accounting purposes: Funding I, 2L Funding I, CB Funding, and the Consolidated Holding Companies. All significant intercompany balances and transactions have been eliminated in consolidation. In conjunction with the consolidation of subsidiaries, the Company recognizes noncontrolling interest attributable to third party ownership in the following Consolidated Holdings Companies: Kahala Aviation Holdings, LLC, Kahala Aviation US, Inc., and Kahala LuxCo.

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

The value of the TRS was primarily based on the increase or decrease in the value of the loans underlying the TRS, as determined by Citi based upon indicative pricing by an independent third-party pricing service.

For investments in Collateralized Securities, both the assets and liabilities of each Collateralized Securities' capital structure are modeled. The model uses a waterfall engine to process collateral data, generate collateral cash flows from the assets, and distribute the cash flows to the liability structure based on priority of payments. The waterfall cash flows are discounted using rates that incorporate risk factors such as default risk, interest rate risk, downgrade risk, and credit spread risk, among others. In addition, broker quotations and/ or comparable trade activity is considered as an input to determining fair value when available.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

As part of the Company's quarterly valuation process the Adviser may be assisted by one or more independent valuation firms engaged by the Company. The board of directors determines the fair value of each investment, in good faith, based on the input of the Adviser and the independent valuation firm(s) (to the extent applicable).

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

Deferred Financing Costs

Financing costs incurred in connection with the Company’s revolving credit facilities with Wells Fargo, Deutsche Bank and Citi are capitalized and amortized into expense using the straight-line method over the life of the respective facility. See Note 5 - Borrowings - for details on the credit facilities.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Distributions

The Company has declared and paid cash distributions to stockholders on a monthly basis since dividends were first declared and paid. The amount of each such distribution will be subject to the discretion of the board of directors and applicable legal restrictions related to the payment of distributions. The Company will calculate each stockholder’s specific distribution amount for the month using record and declaration dates and accrue distributions on the date the Company accepts a subscription for shares of the Company’s common stock. From time to time, the Company may also pay interim distributions, including capital gains distributions, at the discretion of the Company’s board of directors. The Company’s distributions may exceed earnings, especially during the period before it has substantially invested the proceeds from the offering. As a result, a portion of the distributions made by the Company may represent a return of capital for U.S. federal income tax purposes. A return of capital is a return of each stockholder’s investment rather than earnings or gains derived from the Company’s investment activities.

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

As of September 30, 2014, the Company had repurchased 0.5 million shares of common stock for payments of $5.5 million. As of September 30, 2013, the Company had repurchased 0.1 million shares of common stock for payments of $1.1 million.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

New Accounting Pronouncement

In June 2014, the FASB issued Accounting Standards Update (“ASU”)     No. 2014-11 "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." ASU No. 2014-11 makes limited changes to the accounting for repurchase agreements, clarifies when repurchase agreements and securities lending transactions should be accounted for as secured borrowings, and requires additional disclosures regarding these types of transactions. The guidance is effective for fiscal years beginning on or after December 15, 2014, and for interim periods within those fiscal years. Management is currently evaluating the impact these changes will have on the Company's financial statement disclosures.

In June 2013, the FASB issued ASU No. 2013-08, Financial Services - Investment Companies (ASC Topic 946), which affects the scope, measurement and disclosure requirements for investment companies under U.S. GAAP. The amendments: (i) change the approach to the investment company assessment in ASC Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company; (ii) require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than the equity method of accounting; and (iii) require the following additional disclosures (a) the fact that the entity is an investment company and is applying the guidance in ASC Topic 946, (b) information about changes, if any, in an entity's status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2013. Management reviewed the impact of this accounting pronouncement and it did not have a material impact on the Company.

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

All of the Company’s investment portfolio at September 30, 2014 was comprised of debt and equity instruments for which Level 1 inputs, such as quoted prices, were not available. Therefore, at September 30, 2014, the investments were valued

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at September 30, 2014 may differ materially from values that would have been used had a ready market for the securities existed.

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

For investments in Collateralized Securities, both the assets and liabilities of each Collateralized Securities' capital structure are modeled. The model uses a waterfall engine to process collateral data, generate collateral cash flows from the assets, and distribute the cash flows to the liability structure based on priority of payments. The waterfall cash flows are discounted using rates that incorporate risk factors such as default risk, interest rate risk, downgrade risk, and credit spread risk, among others. In addition, broker quotations and/ or comparable trade activity is considered as an input to determining fair value when available.

As part of the Company's quarterly valuation process, the Adviser may be assisted by one or more independent valuation firms engaged by the Company. The board of directors determines the fair value of each investment, in good faith, based on the input of the Adviser and the independent valuation firm(s) (to the extent applicable).

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

As of September 30, 2014, the Company had one portfolio company, which represented two portfolio investments, on non-accrual status with a total principal amount of $4.2 million, amortized cost of $4.1 million, and no fair value which represented 0.2% and 0.2% of the investment portfolio total principal and amortized cost, respectively. As of December 31, 2013, the Company had one portfolio investment on non-accrual status. The investment had a principal of $4.0 million and fair value of $2.0 million as of December 31, 2013, which represented 0.6% and 0.3%, respectively, of our portfolio. Refer to Note 2 - Summary of Significant Accounting Policies - in the consolidated financial statements included in this report for additional details regarding the Company’s non-accrual policy.

For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings - in the consolidated financial statements included in this report.

The following table presents fair value measurements of investments, by major class, as of September 30, 2014, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$622,041	$436,740	$1,058,781
Senior Secured Second Lien Debt	—	77,588	130,251	207,839
Subordinated Debt	—	—	59,483	59,483
Collateralized Securities	—	—	359,185	359,185
Equity/Other	—	—	189,458	189,458
Total	$—	$699,629	$1,175,117	$1,874,746

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2014 (dollars in thousands):

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2013	$195,755	$51,120	$59,701	$105,945	$105,746	$518,267
Net unrealized gains	18	(1,689)	(3,228)	(1,582)	1,797	(4,684)
Purchases and other adjustments to cost	399,252	111,071	45,073	457,540	134,706	1,147,642
Sales and redemptions	(149,153)	(30,394)	(52,019)	(209,300)	(53,407)	(494,273)
Net realized gain	618	143	206	6,582	616	8,165
Net transfers in and/or out	(9,750)	—	9,750	—	—	—
Balance as of September 30, 2014	$436,740	$130,251	$59,483	$359,185	$189,458	$1,175,117
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain:	$216	$(1,595)	$(2,182)	$78	$1,795	$(1,688)

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

For the nine months ended September 30, 2014, there were no transfers out of Level 1, Level 2, or Level 3.

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

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur.

The composition of the Company’s investments as of September 30, 2014, at amortized cost and fair value, were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,061,377	$1,058,781	56.5%
Senior Secured Second Lien Debt	207,457	207,839	11.1
Subordinated Debt	63,577	59,483	3.2
Collateralized Securities	359,109	359,185	19.1
Equity/Other	181,867	189,458	10.1
Total	$1,873,387	$1,874,746	100.0%

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

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of September 30, 2014 (dollars in thousands). The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$331,700	Yield Analysis	Market Yield	6.25%	15.00%	9.51%
Senior Secured Second Lien Debt (c)	107,610	Yield Analysis	Market Yield	8.00%	17.00%	10.93%
Subordinated Debt (d)	39,884	Yield Analysis	Market Yield	13.00%	13.50%	13.19%
Collateralized Securities	359,185	Discounted Cash Flow	Discount Rate	9.00%	14.99%	11.64%
Equity/Other (e)	58,074	Market Multiple Analysis	EBITDA Multiple	1.0x	10.0x	4.3x
Equity/Other (e)	90,281	Discounted Cash Flow	Discount Rate	10.38%	12.50%	11.84%
	$986,734
______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)	The remaining $105.0 million of senior secured first lien debt were valued at their respective acquisition prices as the investments closed near the period ending September 30, 2014.

(c)	The remaining $22.6 million of senior secured second lien debt were valued at their respective acquisition prices as the investments closed near the period ending September 30, 2014.

(d)	The remaining $19.6 million of subordinated debt were valued at their respective acquisition prices as the investments closed near the period ending September 30, 2014.

(e)	The remaining $41.1 million of equity/other investments were valued based on the net asset values published by the respective fund.

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

Note 4 — Related Party Transactions and Arrangements

The Sponsor, including its indirectly wholly owned subsidiary, the Adviser, owns 0.16 million shares of the Company’s outstanding common stock as of September 30, 2014.

Management and Incentive Fee Compensation to the Adviser

The Adviser receives fees for the investment and management of the Company’s assets. The Adviser is entitled to an annual base management fee calculated at an annual rate of 1.5% of the Company’s average gross assets. The management fee is payable quarterly in arrears, and is calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. The management fee for any partial month or quarter will be appropriately prorated. In addition, any management fees waived by the Adviser are not subject to recoupment at a later date.

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

For the three and nine months ended September 30, 2014, the Company incurred $7.6 million and $16.9 million, respectively, of management fees, of which the Adviser did not waive any portion of such fees. For the three and nine months ended September 30, 2014, the Company incurred $3.7 million and $7.1 million, respectively, of subordinated incentive fees on income, of which the Adviser waived $1.3 million and $1.3 million, respectively, of such fees. For the three and nine months ended September 30, 2014, the Company incurred $0.02 million and $0.2 million, respectively, of capital gains incentive fees under the Investment Advisory Agreement, of which the Adviser did not waive any portion of such fees.

For the three and nine months ended September 30, 2013, the Company incurred $1.8 million and $3.9 million, respectively, of management fees, of which the Adviser did not waive any portion of such fees. For the three and nine months ended September 30, 2013, the Company incurred $1.8 million and $3.6 million, respectively, of subordinated incentive fees on income, of which the Adviser waived $1.3 million and $1.6 million, respectively, of such fees. For the three and nine months ended September 30, 2013, the Company incurred $1.2 million and $2.1 million, respectively, of capital gains incentive fees under the Investment Advisory Agreement, of which the Adviser waived $0.1 million and $0.2 million, respectively, of such fees.

For accounting purposes only, the Company is required under U.S. GAAP to also accrue a theoretical capital gains incentive fee based upon unrealized capital appreciation on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a capital gains incentive fee that would theoretically be payable to the Adviser. For the three and nine months ended September 30, 2014, the Company incurred $0.9 million and $1.6 million of theoretical capital gains incentive fees, respectively. For the three and nine months ended September 30, 2013, the Company incurred $1.1 million and $1.9 million of theoretical capital gains incentive fees, respectively. The amounts actually paid to the Adviser are consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Expense Support Agreement

The Adviser and its affiliates may incur and pay costs and fees on behalf of the Company. The Company and its Adviser have entered into the Expense Support Agreement, whereby the Adviser may pay the Company up to 100% of all operating expenses (“Expense Support Payment”) for any period beginning on the effective date of the Registration Statement and continuing monthly thereafter, until the Adviser and the Company mutually agree otherwise. The Expense Support Payment for any month shall be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offsets against amounts due from the Company to the Adviser.

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

The Company has recorded $2.6 million as due from affiliate and $1.1 million as due from affiliate on the consolidated statements of assets and liabilities as of September 30, 2014 and December 31, 2013, respectively, which reflect the netting of amounts due from the Adviser and affiliates and amounts due from the Company. On August 24, 2012, the Adviser made a payment to the Company in the amount of $0.8 million for $1.0 million of operating expenses pursuant to the Expense Support Agreement netted against $0.2 million due from the Company to the Adviser as reimbursement for payments made by the Adviser on behalf of the Company. As of September 30, 2014, the Adviser had assumed on a cumulative basis, $1.0 million of operating expenses pursuant to the Expense Support Agreement.

Offering Costs

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for offering expenses to the extent that, together with all prior offering expenses, the amounts exceed 1.5% of the aggregate gross proceeds from the Company’s on-going offering. As of September 30, 2014, offering costs in the amount of $4.4 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser; however, the Company may, but is not obligated to, pay certain amounts back to the Adviser over time. As of December 31, 2013, offering costs in the amount of $1.6 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser.

Other Affiliates

The Company's transfer agent, American National Stock Transfer, LLC, is an entity under common control with the Sponsor. The business was formed on November 2, 2012 and began providing certain transfer agency services for the Company on March 15, 2013.

The Dealer Manager, an entity under common control with the Sponsor, served as the dealer manager of the Company's IPO and currently serves as the dealer manager of the Company's Follow-on. The Dealer Manager received fees for services related to the IPO until the IPO was terminated and presently receives fees for services related to the Follow-on. Under a separate letter agreement between the Company and the investment banking and capital markets division of the Dealer Manager, the Company pays the Dealer Manager for the provision of strategic advisory services prior to the occurrence of certain events, such as listing, merger, or sale of the Company.

The following table reflects the fees incurred and payable to our Dealer Manager, the Adviser and transfer agent as of and for the nine months ended September 30, 2014 (dollars in thousands):

	Incurred for the Nine Months Ended	Payable as of
	September 30, 2014	September 30, 2014
Selling commissions and dealer manager fees (1)	$77,703	$—
Offering costs	15,295	2,199
Management and incentive fees	24,332	12,898
Investment banking advisory fees (2)	372	—
Total related party fees	$117,702	$15,097

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The following table reflects the fees incurred and unpaid to our Dealer Manager, the Adviser and transfer agent as of and for the year ended December 31, 2013 (dollars in thousands):

	Incurred for the Year Ended	Payable as of
	December 31, 2013	December 31, 2013
Selling commissions and dealer manager fees (1)	$45,000	$—
Offering costs	4,198	198
Management and incentive fees	13,549	8,068
Investment banking advisory fees (2)	548	—
Total related party fees	$63,295	$8,266
______________

(1)	Selling commissions and dealer manager fees are not reflected in the Company's financial statements.

(2)	Investment banking advisory fees were paid to the Dealer Manager pursuant to a letter agreement for the provision of strategic advisory services to the Company.

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

The Wells Fargo Credit Facility will be priced at the one month maturity London Interbank Offered Rate ("LIBOR"), with no LIBOR floor, plus a spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the aggregate principal amount available under the Wells Fargo Credit Facility has not been borrowed. The non-usage fee per annum for the first six months is 0.50%; thereafter, the non-usage fee per annum is 0.50% for the first 20% of the unused balance and 2.0% for the portion of the unused balance that exceeds 20%. For the three and nine months ended September 30, 2014, the Company incurred $0.2 million and $0.5 million, respectively, of non-usage fees. For the three and nine months ended September 30, 2013, the Company incurred $0.2 million and $0.5 million, respectively, of non-usage fees. Any amounts borrowed under the Wells Fargo Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable in April 2018.

Borrowings under the Wells Fargo Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. As of September 30, 2014, the Company was in compliance with regards to the Wells Fargo Credit Facility covenants. The Wells Fargo Credit Facility may be prepaid in whole or in part, subject to customary breakage costs. In the event that the Wells Fargo Credit Facility is terminated prior to the first anniversary, an additional amount is payable to Wells Fargo equal to 2.00% of the maximum amount of the Wells Fargo Credit Facility.

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

As of September 30, 2014, the Company had gross deferred financing costs of $2.9 million, net of accumulated amortization of $0.8 million in connection with the Wells Fargo Credit Facility. As of December 31, 2013, the Company had gross deferred financing costs of $2.3 million, net of accumulated amortization of $0.4 million in connection with the Wells Fargo Credit Facility. At September 30, 2014, $224.7 million was drawn on the Wells Fargo Credit Facility. At December 31, 2013, $132.7 million was drawn on the Wells Fargo Credit Facility. For the three and nine months ended September 30, 2014, the Company incurred interest expense related to the outstanding borrowings on the Wells Fargo Credit Facility in the amount of $1.3 million and $3.0 million, respectively. For the year ended December 31, 2013, the Company incurred interest expense related to the outstanding borrowings on the Wells Fargo Credit Facility in the amount of $1.2 million.

Deutsche Bank Credit Facility

On February 21, 2014, the Company, through 2L Funding I, entered into the Deutsche Bank Credit Facility with Deutsche Bank as lender and as administrative agent and U.S. Bank as collateral agent and collateral custodian.

The Deutsche Bank Credit Facility provides for borrowings in an aggregate principal amount of up to $60.0 million with a term of 36 months. The Deutsche Bank Credit Facility will be priced at LIBOR plus 4.25%, with no LIBOR floor. The undrawn rate is 0.75%. 2L Funding Sub I will be subject to a minimum utilization of 50% of the loan amount in the first 12-months and 65% of the loan amount thereafter, measured quarterly. If the utilized portion of the loan amount is less than the foregoing thresholds, such shortfalls shall bear interest at LIBOR plus 4.25%. For the three and nine months ended September 30, 2014, the Company incurred $0.1 million and $0.3 million, respectively, of non-usage fees. The Company did not incur any non-usage fees for the three and nine months ended September 30, 2013 as the Company had not entered into the Deutsche Bank Credit Facility as of September 30, 2013. The Deutsche Bank Credit Facility provides for monthly interest payments for each drawn loan. Any amounts borrowed under the Deutsche Bank Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, in January 2017. 2L Funding I paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Deutsche Bank Credit Facility.

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

As of September 30, 2014, the Company had gross deferred financing costs of $0.9 million, net of accumulated amortization of $0.2 million in connection with the Deutsche Bank Credit Facility. At September 30, 2014, $30.0 million was drawn on the Deutsche Bank Credit Facility. For the three and nine months ended September 30, 2014, the Company incurred interest expense related to the outstanding borrowings on the Deutsche Bank Credit Facility in the amounts of $0.3 million and $0.6 million, respectively. For the year ended December 31, 2013, the Company incurred no interest expense related to the outstanding borrowings on the Deutsche Bank Credit Facility.

Citi Credit Facility

On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into the Citi Credit Facility as administrative agent and U.S. Bank as collateral agent, account bank and collateral custodian. The Citi Credit Facility provides for borrowings over a twenty four month period in an aggregate principal amount of up to $400.0 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility.

The Citi Credit Facility will be priced at LIBOR, with no LIBOR floor, plus a spread of 1.70% per annum for the first twenty four months and 2.00% per annum thereafter. Interest is payable quarterly in arrears. CB Funding will be subject to a non-usage fee to the extent the aggregate principal amount available under the Citi Credit Facility has not been borrowed. Any amounts borrowed under the Citi Credit Facility along with any accrued and unpaid interest thereunder will mature, and will be due and payable, in three years. CB Funding paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Citi Credit Facility. For the three and nine months ended September 30, 2014, the Company incurred $0.2 million and $0.2 million, respectively, of non-usage fees. The Company did not incur any non-usage fees for the three and nine months ended September 30, 2013 as the Company had not entered into the Citi Credit Facility as of September 30, 2013.

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

As of September 30, 2014, the Company had gross deferred financing costs of $2.3 million, net of accumulated amortization of $0.2 million in connection with the Citi Credit Facility. At September 30, 2014, $270.6 million was drawn on the Citi Credit Facility. For the three and nine months ended September 30, 2014, the Company incurred interest expense related to the outstanding borrowings on the Citi Credit Facility in the amount of $1.3 million and $1.3 million, respectively. For the year ended December 31, 2013, the Company incurred no interest expense related to the outstanding borrowings on the Citi Credit Facility.

The weighted average annualized interest cost for all borrowings for the nine months ended September 30, 2014 and September 30, 2013 was 2.35% and 2.43%, respectively. The average daily debt outstanding for the nine months ended September 30, 2014 and September 30, 2013 was $280.4 million and $34.8 million, respectively. The maximum debt outstanding for the nine months ended September 30, 2014 and September 30, 2013 was $525.3 million and $61.7 million, respectively.

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

	Level	Carrying Amount at September 30, 2014	Fair Value at September 30, 2014
Wells Fargo Credit Facility	3	$224,687	$224,687
Deutsche Bank Credit Facility	3	$30,000	$30,000
Citi Credit Facility	3	$270,625	$270,625
		$525,312	$525,312

	Level	Carrying Amount at December 31, 2013	Fair Value at December 31, 2013
Wells Fargo Credit Facility	3	$132,687	$132,687

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

The obligations of 405 Sub under the TRS were non-recourse to the Company and the Company's exposure to the TRS was limited to the amount that it contributed to 405 Sub in connection with the TRS. Generally, that amount was the amount that 405 Sub was required to post as cash collateral for each loan (which in most instances was approximately 25% of the market value of a loan at the time that such loan was purchased). There was no cash collateral on deposit as of September 30, 2014 as the TRS was terminated on June 27, 2014. The cash collateral on deposit as of December 31, 2013 was $76.9 million. As amended, the TRS provided that 405 Sub could have selected a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the TRS) of $450.0 million.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Previously, the Adviser did not recognize incentive fees based on the returns or capital gains of the TRS and therefore did not receive any additional fees as a direct result of the Merger or termination of the TRS. However, such loans are now included in the Company's portfolio of investments and subject to any fees applicable under the Investment Advisory Agreement.

At September 30, 2014, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and consolidated statements of operations consisted of the following (dollars in thousands):

	Net Receivable	Net Realized Gains
Interest and other income from TRS portfolio	$42	$11,361
TRS interest expense	—	(2,187)
Gains on TRS asset sales	—	5,378
Net realized gain from TRS	$42	$14,552

At September 30, 2013, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and consolidated statements of operations consisted of the following (dollars in thousands):

	Net Receivable	Net Realized Gains
Interest and other income from TRS portfolio	$4,074	$9,695
TRS interest expense	(702)	(1,660)
Gains on TRS asset sales	143	680
Net realized gain from TRS	$3,515	$8,715

The Company valued its TRS in accordance with the agreements between 405 Sub and Citi, which collectively established the TRS and are collectively referred to herein as the "TRS Agreement". Pursuant to the TRS Agreement, the value of the TRS was based on the increase or decrease in the value of the loans underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The loans underlying the TRS were valued by Citi. Citi based its valuation primarily on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflected the highest price that market participants would have been willing to pay. These valuations were sent to the Company for review and testing. The Company's management reviewed and approved the value of the TRS, as well as the value of the loans underlying the TRS, on a quarterly basis as part of their quarterly valuation process. To the extent the Company's management had any questions or concerns regarding the valuation of the loans underlying the TRS, such valuations were discussed or challenged pursuant to the terms of the TRS.

The fair value of the TRS was reflected as an unrealized gain or loss on the total return swap on the consolidated statements of assets and liabilities. The change in value of the TRS was reflected in the consolidated statements of operations as net unrealized appreciation (depreciation) on the total return swap.

The Company did not hold the TRS at September 30, 2014. As of December 31, 2013, the fair value of the TRS was $3.2 million.

As of December 31, 2013, 405 Sub had exposure to 32 underlying loans with a total notional amount of $293.0 million and posted $76.9 million in cash collateral held by Citibank, which was reflected in cash collateral on deposit with custodian on the consolidated statements of assets and liabilities.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Further, for purposes of Section 55(a) under the 1940 Act, the Company had agreed with the staff of the SEC to treat each loan underlying the TRS as a qualifying asset if the obligor on such loan was an eligible portfolio company and as a non-qualifying asset if the obligor was not an eligible portfolio company.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Underlying Loan (a)	Industry	Investment Coupon Rate/Maturity Date	Principal	Notional Amount	Market Value	Unrealized Appreciation (Depreciation)
United Central Industrial Supply Company, LLC	Commercial Services & Supplies	L+6.25%, 10/9/2018	$4,950	$4,752	$4,702	$(50)
US Shipping LLC	Marine	L+7.75%, 4/30/2018	11,940	11,858	12,209	351
Varel International Ind., LP	Oil, Gas & Consumable Fuels	L+7.75%, 7/17/2017	4,850	4,753	4,923	170
Vestcom International, Inc.	Media	L+5.75%, 12/26/2018	7,444	7,332	7,453	121
Sub Total Senior Secured First Lien Debt				$280,514	$283,442	$2,928

Senior Secured Second Lien Debt
NCP Finance Limited Partnership	Consumer Finance	L+9.75%, 10/1/2018	$9,975	$9,776	$9,925	$149
RedPrairie Corp.	Software	L+10.00%, 12/14/2019	3,000	2,690	2,793	103
Sub Total Senior Secured Second Lien Debt				$12,466	$12,718	$252
Total				$292,980	$296,160	$3,180
______________

(a)
All of the companies that issued the underlying loans that are subject to the TRS are eligible portfolio companies, as defined in the 1940 Act, except Caesar's Entertainment Resort Properties, LLC, Corner Investment Propco, LLC, Mitel Networks Corp., NXT Capital LLC, and St. George's University Scholastic Services LLC.

Note 7 — Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2014, the Company had unfunded commitments on delayed draw term loans of $78.3 million, unfunded equity commitments of $43.8 million, and unfunded commitments on collateralized securities of $9.3 million. As of December 31, 2013, the Company had unfunded commitments on delayed draw term loans of $25.6 million and unfunded equity commitments of $20.0 million. The unfunded commitments are disclosed in the Company's Consolidated Schedule of Investments.

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Indemnifications

In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management believes that the likelihood of such an event is remote.

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

Note 9 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through September 30, 2014, the Company had sold 145.7 million shares of common stock for gross proceeds of $1.6 billion, including shares purchased by the Sponsor and shares issued under the DRIP. As of September 30, 2014, the Company had repurchased 0.5 million shares of common stock for payments of $5.5 million.

The following table reflects the common stock activity for the nine months ended September 30, 2014 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	79,220,916	$876,416
Shares Issued through DRIP	3,219,863	32,456
Share Repurchases	(369,440)	(3,865)
	82,071,339	$905,007

The following table reflects the common stock activity for the nine months ended September 30, 2013 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	32,032,968	$346,448
Shares Issued through DRIP	634,705	6,262
Share Repurchases	(77,941)	(792)
	32,589,732	$351,918

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The Company currently intends to limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its DRIP. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, as of September 30, 2013, the Company limited the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company will offer to repurchase such shares on each date of repurchase at a price equal to 92.5% of the public offering price in effect on each date of repurchase, which will be determined in the same manner that the Company determined the public offering price per share for purposes of its continuous public offering. The Company’s board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice. The first quarterly tender offer commenced on September 12, 2012 and was completed on October 8, 2012. The following table reflects certain information regarding the quarterly tender offers that we have conducted to date:

Quarterly Offer Date	Repurchase Date	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
September 12, 2012	October 8, 2012	—	$9.71	$—
December 13, 2012	January 15, 2013	10,732	$9.90	$106.22
March 27, 2013	April 25, 2013	29,624	$10.18	$301.58
July 15, 2013	August 13, 2013	30,365	$10.18	$308.97
October 22, 2013	November 21, 2013	55,255	$10.36	$572.44
February 4, 2014	March 6, 2014	68,969	$10.36	$714.52
June 6, 2014	July 11, 2014	117,425	$10.36	$1,216.38
August 7, 2014	September 10, 2014	111,854	$10.36	$1,158.80
______________

Note 11 — Net Increase in Net Assets

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of September 30, 2014 and 2013.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended September 30, 2014 and September 30, 2013 (dollars in thousands except share and per share amounts):

	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,
	2014	2013	2014	2013
Basic and diluted
Net increase in net assets from operations	$26,216	$13,715	$68,221	$28,568
Weighted average common shares outstanding	139,622,913	41,498,369	111,535,037	29,615,011
Net increase in net assets resulting from operations per share - basic and diluted	$0.19	$0.33	$0.61	$0.96

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

Note 12 — Distributions

The Company has declared and paid cash distributions to stockholders on a monthly basis since it commenced operations. From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO and Follow-on. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of September 30, 2014, the Company had accrued $10.3 million in stockholder distributions that were unpaid. As of December 31, 2013, the Company had accrued $4.6 million in stockholder distributions that were unpaid.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
July 31, 2012	August 1, 2012	$0.07	$361	$146	$507
August 31, 2012	September 4, 2012	0.07	394	173	567
September 30, 2012	October 1, 2012	0.06	429	203	632
October 31, 2012	November 1, 2012	0.07	505	247	752
November 30, 2012	December 3, 2012	0.07	612	287	899
December 17, 2012	December 27, 2012	0.09	917	462	1,379
December 31, 2012	January 2, 2013	0.07	682	341	1,023
			$4,904	$2,236	$7,140
2013:
January 31, 2013	February 1, 2013	$0.07	$787	$395	$1,182
February 28, 2013	March 1, 2013	0.06	797	408	1,205
March 31, 2013	April 1, 2013	0.07	1,008	525	1,533
April 30, 2013	May 1, 2013	0.07	1,098	590	1,688
May 31, 2013	June 1, 2013	0.07	1,276	755	2,031
June 30, 2013	July 1, 2013	0.07	1,396	893	2,289
July 31, 2013	August 1, 2013	0.07	1,608	1,071	2,679
August 31, 2013	September 1, 2013	0.07	1,764	1,285	3,049
September 30, 2013	October 1, 2013	0.07	1,868	1,408	3,276
October 31, 2013	November 1, 2013	0.07	2,092	1,673	3,765
November 30, 2013	December 2, 2013	0.07	2,225	1,799	4,024
December 31, 2013	January 2, 2014	0.07	2,504	2,074	4,578
			$18,423	$12,876	$31,299
2014:
January 31, 2014	February 4, 2014	$0.07	$2,717	$2,317	$5,034
February 28, 2014	March 3, 2014	0.06	2,751	2,399	5,150
March 31, 2014	April 1, 2014	0.07	3,499	3,197	6,696
April 30, 2014	May 1, 2014	0.07	3,816	3,610	7,426
May 30, 2014	June 2, 2014	0.07	4,383	4,244	8,627
June 30, 2014	July 1, 2014	0.07	4,584	4,533	9,117
July 31, 2014	August 1, 2014	0.07	5,029	4,986	10,015
August 29, 2014	September 1, 2014	0.07	5,160	5,097	10,257
September 30, 2014	October 1, 2014	0.07	5,198	5,120	10,318
October 31, 2014	November 3, 2014	0.07	5,550	5,510	11,060

			$42,687	$41,013	$83,700
			$66,107	$56,190	$122,297

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

The Company has not established any limit on the extent to which it may use borrowings, if any, or proceeds from its IPO and Follow-on to fund distributions (which may reduce the amount of capital it ultimately invests in assets). There can be no assurance that the Company will be able to sustain distributions at any particular level.

On March 1, 2012, the price for newly-issued shares under the DRIP issued to stockholders was changed from 95% to 90% of the stock price that the shares are sold in the offering as of the date the distribution is made.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Note 13 — Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2014 and September 30, 2013:

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2014	2013
Per share data:
Net asset value, beginning of period	$9.86	$9.41

Results of operations (1) Net investment income	0.50	0.24
Net realized and unrealized appreciation (depreciation) on investments	0.01	0.36
Net realized and unrealized appreciation on total return swap	0.10	0.37
Net increase in net assets resulting from operations	0.61	0.97

Stockholder distributions (2) Distributions from net investment income	(0.50)	(0.24)
(Over) distributed net investment income	—	(0.03)
Distributions from net realized gain on investments and total return swap	(0.15)	(0.37)
Net decrease in net assets resulting from stockholder distributions	(0.65)	(0.64)

Capital share transactions Issuance of common stock (3)	0.19	0.25
Repurchases of common stock	(0.03)	—
Offering costs	(0.12)	(0.18)
Net increase in net assets resulting from capital share transactions	0.04	0.07
Net asset value, end of period	$9.86	$9.81
Shares outstanding at end of period	145,742,983	47,532,948
Total return (5)	6.60%	11.16%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$1,438,082	$466,527
Ratio of net investment income to average net assets (4)(7)	6.94%	3.28%
Ratio of operating expenses to average net assets (4)(7)	4.37%	5.05%
Ratio of incentive fees to average net assets (7)	0.57%	1.79%
Ratio of credit facility related expenses to average net assets (7)	0.85%	0.63%
Portfolio turnover rate (6)	56.25%	71.17%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

______________

(1)
The per share data was derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense waiver and reimbursements equals $0.49 and $0.18, respectively, for the nine months ended September 30, 2014 and September 30, 2013.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous offering.

(4)
For the nine months ended September 30, 2014, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses and incentive fees to average net assets was 6.78%, 4.53%, and 0.69%, respectively. For the nine months ended September 30, 2013, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses and incentive fees to average net assets was 2.43%, 5.90%, and 2.64%, respectively.

(5)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the nine months ended September 30, 2014 and September 30, 2013, includes the effect of the expense waiver and reimbursement which equaled 0.12% and 0.64%, respectively.

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

From October 1, 2014 to November 13, 2014, the Company has issued 8.1 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $88.8 million.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

SCHEDULE OF INVESTMENTS AND ADVANCES TO AFFILIATES
(dollars in thousands)
(Unaudited)

Schedule 12-14

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value December 31, 2013	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2014
Control Investments
Kahala US OpCo LLC	Senior Secured First Lien Debt	$1,936	$15,860	$11,464	$(20,425)	$—	$—	$6,899
Kahala Ireland OpCo LLC	Senior Secured First Lien Debt	574	—	21,022	—	—	—	21,022
Kahala Ireland OpCo LLC	Equity/Other	9	—	1,627	(38)	—	1,159	2,748
Kahala US OpCo LLC	Equity/Other	—	—	7,640	(1,700)	—	(1,324)	4,616
Kahala Aviation Holdings, LLC (2) (3)	Equity/Other	—	—	—	—	—	—	—
Kahala Aviation Holdings, LLC - Preferred Shares (3)	Equity/Other	—	5,271	2,525	(7,796)	—	—	—
Park Ave RE Holdings, LLC	Subordinated Debt	1,025	9,750	14,338	(18,930)	—	—	5,158
Park Ave Holdings, LLC.	Equity/Other	—	—	7,809	(6)		1,787	9,590
Park Ave RE, Inc. (3)	Equity/Other	—	33	46	—	(79)	—	—
Park Ave RE, Inc. - Preferred Shares (3)	Equity/Other	—	3,218	4,591	(7,809)	—	—	—
Total Control Investments		$3,544	$34,132	$71,062	$(56,704)	$(79)	$1,622	$50,033

Affiliate Investments
Apidos XVI CLO, LTD. Subordinated Notes	Collateralized Securities	$1,487	$13,650	$—	$(12,762)	$(888)	$—	$—
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	2,192	—	35,420	—	—	(1,270)	34,150
Catamaran CLO 2013-1 Ltd. Subordinated Notes	Collateralized Securities	247	20,404	—	(21,176)	3,236	(2,464)	—
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	2,448	28,086	—	(3,984)	—	(28)	24,074
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	1,749	—	51,487	(23,705)	157	811	28,750
Danish CRJ LTD. - Equity	Equity/Other	327	—	500			230	730
Fifth Street Senior Loan Fund I, LLC	Equity/Other	60	—	33,658	—	—	—	33,658
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	643	—	27,900	—	—	—	27,900
Garrison Funding 2013-1 Ltd. Subordinated Notes	Collateralized Securities	42	15,000	—	(18,297)	3,297	—	—
JMP Credit Advisors CLO II Ltd. Subordinated Notes	Collateralized Securities	28	6,099	—	(6,303)	603	(399)	—
MidOcean Credit CLO II, LLC	Collateralized Securities	3,117	—	34,058	(385)	—	460	34,133
MidOcean Credit CLO II, Ltd. Subordinated Notes	Collateralized Securities	184	20,543	—	(20,543)	—	—	—
MidOcean Credit CLO III, LLC	Collateralized Securities	1,878	—	37,180	(1,820)	60	(468)	34,952
NMFC Senior Loan Program I, LLC	Equity/Other	519	—	33,065	—	—	—	33,065
NewStar Arlington Fund, LLC	Equity/Other	1,704	30,000	214	(30,214)	—	—	—
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	400	—	29,514	—	—	378	29,892
Ocean Trails CLO V, LTD.	Collateralized Securities	863	—	40,000	—	—	—	40,000
OFSI Fund VI, Ltd. Subordinated Notes	Collateralized Securities	1,850	—	32,895	—	—	(87)	32,808
OFSI Fund VI, Ltd. Warehouse	Collateralized Securities	—	—	17,000	(17,000)	—	—	—
PennantPark Credit Opportunities Fund, LP	Equity/Other	—	10,550	—	—	—	292	10,842

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

SCHEDULE OF INVESTMENTS AND ADVANCES TO AFFILIATES
(dollars in thousands)
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value December 31, 2013	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2014
Related Fee Agreements	Collateralized Securities	$—	$—	$10,676	$(188)	$—	$925	$11,413
Shackleton 2014-V CLO, LTD. Subordinated Notes	Collateralized Securities	994	—	35,000	(35,000)	—	—	—
Shackleton 2014-5A CLO, LTD. Subordinated Notes	Collateralized Securities	—	—	35,800	(37,120)	1,320	—	—
Silver Spring CLO, Ltd.	Collateralized Securities	1,162	—	59,701	(30,000)	—	(281)	29,420
South Grand MM CLO I, LLC	Equity/Other	779	872	22,687	(451)	—	451	23,559
THL Credit Greenway Fund II LLC	Equity/Other	879	9,005	7,432	(698)	—	1,748	17,487
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	1,493	—	30,690	—	—	(363)	30,327
Total Affiliate Investments		$25,045	$154,209	$574,877	$(259,646)	$7,785	$(65)	$477,160
Total Control & Affiliate Investments		$28,589	$188,341	$645,939	$(316,350)	$7,706	$1,557	$527,193

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

On January 25, 2011, we commenced our initial public offering (the "IPO") on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. We sold 22,222 shares of common stock to our Adviser on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. On August 25, 2011, we raised sufficient funds to break escrow on our IPO and commenced operations as of that date. On July 1, 2014, our registration statement on Form N-2 (File No. 333-193241) for our follow-on offering (the "Follow-on") was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, our IPO was terminated. Under the Follow-on, we can offer up to 101,100,000 shares of common stock. As of September 30, 2014, we had issued 145.7 million shares of common stock for gross proceeds of $1.6 billion including the shares purchased by the Sponsor and shares issued under our distribution reinvestment plan ("DRIP"). As of September 30, 2014, we had repurchased 0.5 million shares of common stock for payments of $5.5 million.

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in first and second lien senior secured loans and mezzanine debt issued by middle market companies. We define middle market companies as those with annual revenues between $10 million and $1 billion. We may also purchase interests in loans through secondary market transactions in the "over-the-counter" market for institutional loans. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. We may also invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles ("Collateralized Securities"). Structurally, Collateralized Securities are entities that are formed to manage a portfolio of senior secured loans made to companies whose debt is rated below investment grade or, in limited circumstances, unrated. The senior secured loans within these Collateralized Securities are limited to senior secured loans which meet specified credit and diversity criteria and are subject to concentration limitations in order to create a diverse investment portfolio. We expect that our investments will generally range between approximately $1 million and $25 million, although this investment size will vary proportionately with the size of our capital base. In most cases, companies to whom we provide customized financing solutions will be privately held at the time we invest in them.

On July 13, 2012, we, through a wholly-owned, consolidated subsidiary, 405 TRS I, LLC ("405 Sub"), entered into a total return swap agreement ("TRS") with Citibank, N.A. ("Citi"). We terminated the amended and restated TRS with Citi on June 27, 2014.

On June 27, 2014, we, through a wholly-owned, special purpose financing subsidiary, BDCA-CB Funding, LLC (“CB Funding”), entered into a revolving credit facility (the "Citi Credit Facility") with Citi as administrative agent and U.S. Bank National Association ("U.S. Bank") as collateral agent, account bank and collateral custodian. The Citi Credit Facility provides for borrowings over a twenty four month period in an aggregate principal amount of up to $400.0 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility. The consolidated financial statements include both our accounts and the accounts of CB-Funding. All significant intercompany transactions have been eliminated in consolidation.

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

On February 21, 2014, we, through a newly-formed, wholly-owned, consolidated special purpose financing subsidiary, BDCA 2L Funding I, LLC ("2L Funding I"), entered into a revolving credit facility (the "Deutsche Bank Credit Facility") with

Deutsche Bank AG, New York Branch as administrative agent and U.S. Bank as collateral agent and collateral custodian. The Deutsche Bank Credit Facility provides for borrowings in an aggregate principal amount of up to $60.0 million on a committed basis, with a 36 month term. The consolidated financial statements include both our accounts and the accounts of 2L Funding I. All significant intercompany transactions have been eliminated in consolidation.

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

We have entered into a fund administration servicing agreement and a fund accounting servicing agreement with U.S. Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting, and compliance support, necessary to operate. On August 13, 2012, we entered into a custody agreement with U.S. Bank. Under the custody agreement, U.S. Bank will hold all of our portfolio securities and cash for certain of our subsidiaries, and will transfer such securities or cash pursuant to our instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party. Realty Capital Securities, LLC (the “Dealer Manager”) serves as our dealer manager of the offering. The Adviser and the Dealer Manager are related parties and receive compensation and fees for services related to the offering and for the investment and management of our assets. The Adviser receives fees during the offering and operational stages while the Dealer Manager receives fees during the offering stage.

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

Valuation of Portfolio Investments

Portfolio investments are reported on the consolidated statements of assets and liabilities at fair value. On a quarterly basis, we perform an analysis of each investment to determine fair value as follows:

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

For an investment in an investment fund that does not have a readily determinable fair value, we measure the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of Financial Accounting Standards Board ("FASB"), Accounting Standards Codification ("ASC"), Topic 946, Financial Services-Investment Companies, as of our measurement date. However, in determining the fair value of our investment, we may make adjustments to the net asset value per share in certain circumstances, based on our analysis of any restrictions on redemption of the shares of the investment as of the measurement date.

The value of our TRS, prior to its termination, was primarily based on the increase or decrease in the value of the loans underlying the TRS, as determined by Citi based upon indicative pricing by an independent third-party pricing service.

For investments in Collateralized Securities, both the assets and liabilities of each Collateralized Securities' capital structure are modeled. The model uses a waterfall engine to process collateral data, generate collateral cash flows from the assets, and distribute the cash flows to the liability structure based on priority of payments. The waterfall cash flows are discounted using rates that incorporate risk factors such as default risk, interest rate risk, downgrade risk, and credit spread risk, among others. In addition, broker quotations and/ or comparable trade activity is considered as an input to determining fair value when available.

As part of our quarterly valuation process, the Adviser may be assisted by one or more independent valuation firms engaged by us. The board of directors determines the fair value of each investment, in good faith, based on the input of the Adviser and the independent valuation firm(s) (to the extent applicable).

Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by its board of directors, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

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

New Accounting Pronouncement

In June 2014, the FASB issued Accounting Standards Update (“ASU”)     No. 2014-11 "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." ASU No. 2014-11 makes limited changes to the accounting for repurchase agreements, clarifies when repurchase agreements and securities lending transactions should be accounted for as secured borrowings, and requires additional disclosures regarding these types of transactions. The guidance is effective for fiscal years beginning on or after December 15, 2014, and for interim periods within those fiscal years. Management is currently evaluating the impact these changes will have on the our financial statement disclosures.

In June 2013, the FASB issued ASU No. 2013-08, Financial Services – Investment Companies (ASC Topic 946), which affects the scope, measurement and disclosure requirements for investment companies under U.S. GAAP. The amendments: (i) change the approach to the investment company assessment in ASC Topic 946, clarify the characteristics of an investment company, and provide comprehensive guidance for assessing whether an entity is an investment company; (ii) require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than the equity method of accounting; and (iii) require the following additional disclosures (a) the fact that the entity is an investment company and is applying the guidance in ASC Topic 946, (b) information about changes, if any, in an entity’s status as an investment company, and (c) information about financial support provided or contractually required to be provided by an investment company to any of its investees. This guidance is effective for interim an annual reporting periods beginning on or after December 15, 2013. We reviewed the impact of this accounting pronouncement and it did not have a material impact on us.

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

Portfolio and Investment Activity

During the nine months ended September 30, 2014, we made $1.9 billion of investments in new portfolio companies and had $744.5 million in aggregate amount of exits and repayments, resulting in net investment activity of $1.2 billion for the period.

Our portfolio composition, based on fair value at September 30, 2014 was as follows:

	September 30, 2014
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	56.5%	7.8%
Senior Secured Second Lien Debt	11.1	10.2
Subordinated Debt	3.2	13.4
Collateralized Securities (2)	19.1	13.8
Equity/Other	10.1	N/A
Total	100.0%	9.7%
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

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2014 (dollars in thousands):

	At September 30, 2014
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles (1)	$489,338	26.1%
Health Care Providers & Services	120,472	6.4
Diversified Consumer Services	104,946	5.6
Automotive	95,034	5.1
Aerospace & Defense	84,440	4.5
Hotels, Restaurants & Leisure	77,436	4.1
Publishing	74,627	4.0
Media	74,621	4.0
Electronic Equipment, Instruments & Components	61,934	3.3
Consumer Finance	57,980	3.1
Retailers (except food & drug)	57,230	3.1
Food Products	53,643	2.9
Professional Services	52,718	2.8
Commercial Services & Supplies	41,663	2.2
Business Equipment & Services	38,744	2.1
Marine	36,335	1.9
Transportation Infrastructure	34,775	1.9
Software	32,991	1.8
Real Estate Management & Development	28,464	1.5
Diversified Telecommunication Services	26,560	1.4
Biotechnology	19,998	1.1
Advertising	19,600	1.0
Diversified Financial Services	19,042	1.0
Communications Equipment	18,441	1.0
Capital Markets	17,108	0.9
Healthcare & Pharmaceuticals	14,806	0.8
Internet Software & Services	14,582	0.8
Wireless Telecommunication Services	13,720	0.7
Technology - Enterprise Solutions	12,255	0.7
Road & Rail	12,016	0.6
Textiles, Apparel & Luxury Goods	11,823	0.6
IT Services	10,963	0.6
Containers, Packaging and Glass	9,925	0.5
Steel	9,864	0.5
Chemicals	9,700	0.5
Oil, Gas & Consumable Fuels	9,489	0.5
Banking, Finance, Insurance & Real Estate	7,463	0.4
Total	$1,874,746	100.0%
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
(3) Diversified Investment Vehicles consists of Collateralized Securities and equity investments in funds.

The following table presents the fair value measurements at September 30, 2014 for Level 3 investments (dollars in thousands):

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
Adventure Interactive Corp.	Senior Secured First Lien Debt	$19,915	1.1%
Applied Merchant Systems West Coast, Inc.	Senior Secured First Lien Debt	19,042	1.0
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	34,150	1.8
Boston Market Corporation	Senior Secured Second Lien Debt	15,041	0.8
Carlyle GMS Finance, Inc.	Equity/Other	2,357	0.1
Chicken Soup for the Soul Publishing, LLC	Senior Secured First Lien Debt	29,653	1.6
CIG Financial, LLC	Senior Secured Second Lien Debt	14,904	0.8
Collision Holding Company, LLC	Senior Secured Second Lien Debt	9,925	0.5
CPX Interactive Holdings, LP	Senior Secured Second Lien Debt	16,652	0.9
CPX Interactive Holdings, LP - Series A Convertible Preferred Shares	Equity/Other	6,251	0.3
CPX Interactive Holdings, LP - Warrants	Equity/Other	483	—
Crowley Holdings, Inc. - Series A Preferred Stock	Equity/Other	25,316	1.4
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	24,074	1.3
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	28,750	1.5
Danish CRJ LTD.	Equity/Other	730	—
ECI Acquisition Holdings, Inc.	Senior Secured First Lien Debt	12,255	0.7
Epic Health Services, Inc.	Senior Secured First Lien Debt	13,375	0.7
ERG Holding Company	Senior Secured First Lien Debt	14,370	0.8
Evolution Research Group - Preferred Equity	Equity/Other	520	—
EZE Trucking, Inc.	Senior Secured First Lien Debt	12,016	0.6
Fifth Street Senior Loan Fund I, LLC	Equity/Other	33,658	1.8
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	27,900	1.5
Gold, Inc.	Subordinated Debt	11,823	0.6
Hanna Anderson, LLC	Senior Secured First Lien Debt	15,088	0.8
HIG Integrity Nutraceuticals	Equity/Other	—	—
High Ridge Brands Co.	Senior Secured Second Lien Debt	22,309	1.2
ILC Dover LP	Senior Secured First Lien Debt	14,701	0.8
InMotion Entertainment Group, LLC	Senior Secured First Lien Debt	9,887	0.5
IntegraMed America, Inc.	Senior Secured First Lien Debt	3,760	0.2
Integrity Nutraceuticals, Inc.	Senior Secured First Lien Debt	33,739	1.8
Interblock USA L.C.	Senior Secured Second Lien Debt	22,705	1.2
J. C. Bromac Corporation	Senior Secured Second Lien Debt	9,825	0.5
K&N Engineering, Inc.	Senior Secured Second Lien Debt	12,817	0.7
K2 Pure Solutions NoCal, L.P.	Senior Secured First Lien Debt	9,700	0.5
Kahala Ireland OpCo LLC	Senior Secured First Lien Debt	21,022	1.1
Kahala Ireland OpCo LLC	Equity/Other	2,748	0.1
Kahala US OpCo LLC	Senior Secured First Lien Debt	6,899	0.4
Kahala US OpCo LLC	Equity/Other	4,616	0.2
Land Holdings I, LLC	Senior Secured First Lien Debt	29,349	1.6
MBLOX Inc. - Warrants	Equity/Other	—	—
MidOcean Credit CLO II, LLC	Collateralized Securities	34,133	1.8
MidOcean Credit CLO III, LLC	Collateralized Securities	34,952	1.9
National Technical Systems, Inc.	Senior Secured First Lien Debt	18,544	1.0
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	29,892	1.6
NextCare, Inc.	Senior Secured First Lien Debt	18,027	1.0
NMFC Senior Loan Program I, LLC	Equity/Other	33,065	1.8
Ocean Trails CLO V, LTD.	Collateralized Securities	40,000	2.1
OFSI Fund VI, Ltd. - Subordinated Note	Collateralized Securities	32,808	1.8
OH Acquisition, LLC	Senior Secured First Lien Debt	7,463	0.4
Park Ave Holdings, LLC.	Equity/Other	9,590	0.5
Park Ave Re Holdings, LLC	Subordinated Debt	5,158	0.3

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
PennantPark Credit Opportunity Fund, LP	Equity/Other	$10,842	0.6%
PeopLease Holdings, LLC	Senior Secured First Lien Debt	10,485	0.6
Pride Plating, Inc.	Senior Secured First Lien Debt	9,439	0.5
Related Fee Agreements	Collateralized Securities	12,779	0.7
Resco Products, Inc.	Senior Secured First Lien Debt	9,864	0.5
S.B. Restaurant Co., Inc.	Subordinated Debt	—	—
S.B. Restaurant Co., Inc. - Warrants	Equity/Other	—	—
S.B. Restaurant Co., Inc. - Senior Subordinate Debt	Subordinated Debt	—	—
Silver Spring CLO, Ltd.	Collateralized Securities	29,420	1.6
SkyCross Inc. - Warrants	Equity/Other	—	—
South Grand MM CLO I, LLC	Equity/Other	23,559	1.3
Steel City Media	Subordinated Debt	19,600	1.1
Taqua, LLC	Senior Secured First Lien Debt	13,720	0.7
Tax Defense Network, LLC	Senior Secured First Lien Debt	30,478	1.6
Tax Defense Network, LLC	Equity/Other	500	—
Tennenbaum Waterman Fund, L.P.	Equity/Other	9,185	0.5
The SAVO Group, Ltd. - Warrants	Equity/Other	—	—
The Tennis Channel Holdings, Inc.	Senior Secured First Lien Debt	15,111	0.8
THL Credit Greenway Fund II LLC	Equity/Other	17,487	0.9
Total Outdoor Holdings Corp.	Senior Secured First Lien Debt	19,600	1.1
Trinity Consultants Holdings, Inc.	Senior Secured First Lien Debt	14,738	0.8
Visionary Integration Professionals, LLC	Subordinated Debt	10,137	0.5
Visionary Integration Professionals, LLC - Warrants	Equity/Other	826	0.1
WBL SPE I., LLC	Senior Secured First Lien Debt	4,500	0.2
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	30,327	1.6
World Business Lenders, LLC	Equity/Other	4,093	0.2
Xplornet Communications Inc. - Warrants	Equity/Other	2,287	0.1
Xplornet Communications, Inc.	Subordinated Debt	10,824	0.6
Zimbra, Inc.	Senior Secured Second Lien Debt	6,073	0.3
Zimbra, Inc.	Subordinated Debt	1,941	0.1
Zimbra, Inc. - Warrants (Second Lien Debt)	Equity/Other	153	—
Zimbra, Inc. - Warrants (Third Lien Bridge Note)	Equity/Other	1,192	0.1
Total Level 3 investments		$1,175,117	62.7%
Total Level 2 investments		$699,629	37.3%
Total Investments		$1,874,746	100.0%
The following table presents the fair value measurements at December 31, 2013 for Level 3 investments (dollars in thousands):

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
Adventure Interactive Corp.	Senior Secured First Lien Debt	$19,575	2.9%
American Importing Company, Inc.	Senior Secured First Lien Debt	10,933	1.6
Apidos XVI CLO, LTD. Subordinated Notes	Collateralized Securities	13,650	2.0
Boston Market	Senior Secured Second Lien Debt	24,625	3.5
Carlyle GMS Finance, Inc.	Equity/Other	2,173	0.3
Catamaran CLO 2013-1 Ltd. Subordinated Notes	Collateralized Securities	20,404	2.9
Crowley Holdings Preferred, LLC - Series A Preferred Shares	Equity/Other	25,000	3.6
CVP Cascade CLO-1, LTD. Subordinated Notes	Collateralized Securities	28,086	4.0
Epic Health Services	Senior Secured First Lien Debt	13,899	2.0
Eureka Hunter Holdings, LLC	Senior Secured Second Lien Debt	4,969	0.7
EZE Trucking, Inc.	Senior Secured First Lien Debt	12,147	1.7
FairPay Solutions Inc. Term Loan A	Senior Secured First Lien Debt	2,350	0.3
FairPay Solutions Inc. Term Loan B	Senior Secured First Lien Debt	$7,500	1.1

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
Garrison Funding 2013 - 1 Ltd. Subordinated Notes	Collateralized Securities	15,000	2.2
Global Telecom & Technology, Inc.	Senior Secured First Lien Debt	7,559	1.1%
Gold, Inc.	Subordinated Debt	11,977	1.7
HIG Integrity Nutraceuticals	Equity/Other	850	0.1
HIG Integrity Nutraceuticals	Senior Secured First Lien Debt	22,655	3.3
JMP Credit Advisors CLO II Ltd. Subordinated Notes	Collateralized Securities	6,099	0.9
K2 Pure Solutions NoCal, L.P.	Senior Secured First Lien Debt	9,728	1.4
Kahala Aviation Holdings, LLC	Equity/Other	—	—
Kahala Aviation Holdings, LLC Preferred Shares	Equity/Other	5,271	0.8
Kahala US OpCo LLC	Senior Secured First Lien Debt	15,860	2.3
MBLOX Inc.	Senior Secured Second Lien Debt	7,011	1.0
MBLOX Inc. - Warrants	Equity/Other	705	0.1
MC Funding Ltd. Preferred Shares	Collateralized Securities	2,163	0.3
MidOcean Credit CLO II, Ltd. Subordinated Notes	Collateralized Securities	20,543	3.0
National Technical Systems, Inc.	Senior Secured First Lien Debt	12,375	1.8
NewStar Arlington Fund LLC	Equity/Other	30,000	4.3
NextCare, Inc.	Senior Secured First Lien Debt	17,272	2.5
Park Ave RE Holdings, LLC	Senior Secured First Lien Debt	9,750	1.4
Park Ave RE, Inc.	Equity/Other	33	—
Park Ave RE, Inc. - Preferred Shares	Equity/Other	3,218	0.5
PennantPark Credit Opportunities Fund, LP	Equity/Other	10,550	1.5
PeopLease Holdings, LLC	Senior Secured First Lien Debt	9,800	1.4
Precision Dermatology, Inc. - Warrants	Equity/Other	—	—
S.B. Restaurant Co., Inc. - Warrants	Equity/Other	—	—
S.B. Restaurant Co., Inc. - Senior Subordinated Debt	Subordinated Debt	88	—
S.B. Restaurant Co., Inc.	Subordinated Debt	2,025	0.3
SkyCross, Inc. - Warrants	Equity/Other	450	0.1
SkyCross, Inc.	Senior Secured Second Lien Debt	4,979	0.7
Source Refrigeration & HVAC, Inc.	Senior Secured First Lien Debt	2,735	0.4
South Grand MM CLO I, LLC	Equity/Other	872	0.1
Teleflex Marine, Inc.	Senior Secured Second Lien Debt	3,399	0.5
Tennenbaum Waterman Fund, L.P.	Equity/Other	9,611	1.4
The SAVO Group, Ltd.	Subordinated Debt	5,005	0.7
The SAVO Group, Ltd. - Warrants	Equity/Other	1,302	0.2
The Tennis Channel Holdings, Inc.	Senior Secured First Lien Debt	14,787	2.1
THL Credit Greenway Fund II LLC	Equity/Other	9,005	1.3
Trinity Consultants Holdings, Inc.	Senior Secured First Lien Debt	3,079	0.4
Varel International Energy Mezzanine Funding Corp.	Subordinated Debt	11,251	1.6
Vestcom Acquisition, Inc.	Subordinated Debt	7,525	1.1
Visionary Integration Professionals, LLC	Subordinated Debt	9,831	1.4
Visionary Integration Professionals, LLC - Warrants	Equity/Other	910	0.1
WBL SPE I., LLC	Senior Secured First Lien Debt	3,750	0.5
World Business Lenders, LLC	Equity/Other	3,751	0.5
Xplornet Communications, Inc.	Subordinated Debt	10,000	1.4
Xplornet Communications, Inc. - Warrants	Equity/Other	—	—
Zimbra, Inc.	Senior Secured Second Lien Debt	6,137	0.9
Zimbra, Inc.	Subordinated Debt	2,000	0.3
Zimbra, Inc. - Warrants (Second Lien Debt)	Equity/Other	447	0.1
Zimbra, Inc. - Warrants (Third Lien Bridge Note)	Equity/Other	1,598	0.2
Total Level 3 investments		$518,267	74.5%
Total Level 2 investments (1)		$177,509	25.5%
Total Investments		$695,776	100.0%

______________

(1) Does not include TRS underlying loans.

The following table presents the percentage of amortized cost by loan market for investments as of September 30, 2014:

Amortized Cost as of September 30, 2014
Investments per Total Portfolio
Middle Market (1)	67.3%
Large Corporate (2)	3.8
Other (3)	28.9
Total	100.0%
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

The following table presents the percentage of fair value by loan market for investments as of September 30, 2014:

Fair Value as of September 30, 2014
Investments per Total Portfolio
Middle Market (1)	67.0%
Large Corporate (2)	3.8
Other (3)	29.2
Total	100.0%
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

The weighted average risk ratings of our investments based on amortized cost were 2.07 as of September 30, 2014 and 2.03 as of December 31, 2013.

As of September 30, 2014, we had one portfolio company, which represented two portfolio investments, on non-accrual status. These investments had a total principal of $4.2 million, which represented 0.2% of our portfolio and had no fair value as of September 30, 2014. We are currently evaluating potential value recovery alternatives for these investments. As of December 31, 2013, we had one portfolio investment on non-accrual status. This investment had a principal of $4.0 million and fair value of $2.0 million as of December 31, 2013, which represented 0.6% and 0.3%, respectively, of our portfolio.

RESULTS OF OPERATIONS

Operating results for the three and nine months ended September 30, 2014 and September 30, 2013 were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Total investment income	$42,387	$8,395	$90,621	$17,926
Total expenses, net	16,288	4,711	35,026	10,865
Net investment income attributable to noncontrolling interests	33	—	33	—
Net investment income	$26,132	$3,684	$55,628	$7,061

 Investment Income

For the three and nine months ended September 30, 2014, total investment income was $42.4 million and $90.6 million, respectively, and was attributable to interest income from investments in portfolio companies. For the three and nine months ended September 30, 2013, total investment income was $8.4 million and $17.9 million, respectively, and was also attributable to interest income from investments in portfolio companies. The increase in total investment income was primarily due to the higher level of investments in portfolio companies during the period ended September 30, 2014 as compared to the period ended September 30, 2013. During the nine months ended September 30, 2014, the average portfolio fair value was $1.3 billion with a 9.7% weighted average current yield while the average portfolio fair value and weighted average current yield were $286.2 million and 9.0%, respectively for the same period in 2013.

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2014 and September 30, 2013 were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Management fees	$7,551	$1,829	$16,946	$3,866
Subordinated income incentive fees	3,721	1,768	7,141	3,597
Capital gains incentive fees	19	1,191	246	2,089
Interest and credit facility financing expenses	3,756	590	6,785	1,359
Professional fees	2,056	601	3,979	1,340
Administrative services	224	61	542	134
Other general and administrative	169	17	444	89
Insurance	56	56	171	167
Directors fees	19	18	55	51
Operating expenses before expense waivers and reimbursements from Adviser	17,571	6,131	36,309	12,692
Waiver of management and incentive fees	(1,283)	(1,420)	(1,283)	(1,827)
Total operating expenses net of expense waivers and reimbursements from Adviser	$16,288	$4,711	$35,026	$10,865

Interest and credit facility expenses for the three and nine months ended September 30, 2014 were comprised of amortization of deferred financing costs and non-usage fees related to the Wells Fargo Credit Facility, Deutsche Bank Credit Facility and Citi Credit Facility, along with $1.3 million and $3.0 million, respectively, of interest expense on the balance drawn on the Wells Fargo Credit Facility, $0.3 million and $0.6 million, respectively, of interest expense on the balance drawn on the Deutsche Bank Credit Facility, and $1.3 million and $1.3 million, respectively, of interest expense on the balance drawn on the Citi Credit Facility. We entered into the Deutsche Bank Credit Facility and Citi Credit Facility during the nine month period ended September 30, 2014 and thus did not have interest and credit facility expenses during the comparable period in 2013. The interest expense on the balance drawn on the Wells Fargo Credit Facility was based on an average daily debt outstanding of $166.8 million at a weighted average annualized cost of 2.40% for the nine months ended September 30, 2014. The interest expense on the balance drawn on the Deutsche Bank Credit Facility was based on an average daily debt outstanding of $17.5 million at a weighted average annualized cost of 4.53% for the nine months ended September 30, 2014. The interest expense on the balance drawn on the Citi Credit Facility was based on an average daily debt outstanding of $96.2 million at a weighted average annualized cost of 1.87% for the nine months ended September 30, 2014. For the three and nine months ended September 30, 2014, we incurred $7.6 million and $16.9 million, respectively, of management fees, of which the Adviser did not waive any such fees. For the three and nine months ended September 30, 2014, we incurred $3.7 million and $7.4 million, respectively, of incentive fees, of which the Adviser waived $1.3 million and $1.3 million, respectively.

Interest and credit facility expenses for the three and nine months ended September 30, 2013 were comprised of amortization of deferred financing costs and non-usage fees related to our Wells Fargo Credit Facility along with $0.3 million and $0.6 million, respectively, of interest expense on the balance drawn on the Wells Fargo Credit Facility. The interest expense on the balance drawn on the Wells Fargo Credit Facility was based on an average debt outstanding of $34.8 million at a weighted average annualized cost of 2.43% for the nine months ended September 30, 2013. For the three and nine months ended September 30, 2013 , we incurred $1.8 million and $3.9 million, respectively, of management fees, of which the Adviser did not waive any such fees. For the three and nine months ended September 30, 2013, we incurred $3.0 million and $5.7 million, respectively, of incentive fees, of which the Adviser waived $1.4 million and $1.8 million, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net realized gain from investments
Control investments	$—	$—	$(79)	$—
Affiliate investments	2,565	—	7,785	—
Non-control/non-affiliate investments	1,006	429	1,661	2,163
Total net realized gain from investments	3,571	429	9,367	2,163
Net realized gain (loss) from total return swap	(5)	4,045	14,552	8,715
Net change in unrealized appreciation (depreciation) on investments
Control investments	1,571	—	1,622	—
Affiliate investments	6,564	2,322	(65)	3,791
Non-control/non-affiliate investments	(11,610)	3,202	(9,696)	4,491
Total net change in unrealized appreciation (depreciation) on investments	(3,475)	5,524	(8,139)	8,282
Net change in unrealized appreciation (depreciation) on total return swap	—	33	(3,180)	2,347
Net realized and unrealized gain (loss) on investments and total return swap before noncontrolling interests	91	10,031	12,600	21,507
Net change in unrealized depreciation attributable to noncontrolling interests	(7)	—	(7)	—
Net realized and unrealized gain (loss) on investments and total return swap	$84	$10,031	$12,593	$21,507

Net Realized Gain and Net Change in Unrealized Appreciation (Depreciation) on Investments

Net realized gain and change in unrealized appreciation (depreciation) on investments resulted in a net gain of $0.1 million and $1.2 million, respectively, for the three and nine months ended September 30, 2014 compared to a net gain of $6.0 million and $10.4 million, respectively, for the same periods in 2013. We look at net realized gains and change in unrealized appreciation (depreciation) together as movement in unrealized appreciation or depreciation can be the result of realizations.

The net gain for the three months ended September 30, 2014 was driven by $3.6 million net realized gains offset by $(3.5) million of unrealized depreciation of investments across the portfolio. The net realized gain was primarily due to a $3.3 million realized gain from the sale of one collateralized security investment. The unrealized depreciation was driven by depreciation of $(6.1) million on first lien loans primarily due to the overall decline in the broadly syndicated loan market and depreciation of $(2.0) million on one second lien loan investment due to the underperformance of the portfolio company. The unrealized depreciation was partially offset by $5.0 million in unrealized appreciation across our investments in collateralized securities due to performance that exceeded expectations. The net gain for the nine months ended September 30, 2014 was driven by $6.6 million in gains realized from the sale of collateralized securities. These gains were partially offset by an unrealized depreciation of $(2.1) million on the two portfolio investments in non-accrual status along with $(4.0) million in unrealized depreciation on first lien loans primarily due to the overall market decline in broadly syndicated loan prices. In total, we sold $330.4 million and $744.5 million, respectively, of assets during the three and nine month periods ended September 30, 2014.

The net gain for the three months ended September 30, 2013 was primarily driven by the unrealized appreciation of $3.2 million on a collateralized security investment that was exceeding performance expectations along with smaller scale net realized gains and unrealized appreciation across the remainder of the portfolio. Similar to the three months ended September 30, 2013, the net gain for the nine months ended on the same date was driven by the $3.2 million unrealized appreciation on the collateralized security investment along with smaller scale net realized gains and unrealized appreciation across the remainder of the portfolio. Total asset sales for the three and nine months ended September 30, 2013 were $53.9 million and $189.0 million, respectively.

Net Realized Gain and Net Change in Unrealized Appreciation on Total Return Swap

Net realized gain and change in unrealized appreciation on the total return swap resulted in a net loss of $(0.01) million and net gain of $11.4 million, respectively, for the three and nine months ended September 30, 2014 compared to a net gain of $4.1 million and $11.1 million, respectively, for the same periods in 2013. We look at net realized gains and change in unrealized appreciation (depreciation) together as movement in unrealized appreciation or depreciation can be the result of realizations.

The TRS was terminated on June 27, 2014 and as a result, we did not hold the TRS during the three months ended September 30, 2014. The net gain for the nine months ended September 30, 2014 was driven by interest income of $11.4 million earned on the loans held under the TRS which had an average total notional value of $348.1 million for the period from January 1, 2014 through the termination of the TRS on June 27, 2014 and this was partially offset by $(2.2) million of interest expense on the TRS. In addition, at the termination of the TRS the transfer of the portfolio of loans underlying the TRS to CB Funding was treated as a sale transaction with the portfolio being sold at its fair value on that date. As a result of the termination, the $4.0 million of unrealized gain on the TRS at the termination date was realized which resulted in an offsetting unrealized loss and realized gain on the TRS.

The net gain for the three months ended September 30, 2013 was primarily driven by $4.4 million in interest income earned on the loans held under the TRS which had an average total notional value of $207.8 million for the three month period. This was partially offset by $(0.7) million in interest expense. The net gain for the nine months ended September 30, 2013 was driven by $9.7 million in interest income earned on the loans held under the TRS which had an average total notional value of $151.2 million for the nine month period. This was partially offset by $(1.7) million in interest expense. In addition, we had a $2.3 million change in unrealized appreciation across our loans held under the TRS due to the decrease in yields on comparable assets in the market. Please see Note 6 - Total Return Swap - for more information about the TRS.

At September 30, 2014, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and consolidated statements of operations consisted of the following (dollars in thousands):

	Net Receivable	Net Realized Gains
Interest and other income from TRS portfolio	$42	$11,361
TRS interest expense	—	(2,187)
Gains on TRS asset sales	—	5,378
Net realized gain from TRS	$42	$14,552

At September 30, 2013, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and consolidated statements of operations consisted of the following (dollars in thousands):

	Net Receivable	Net Realized Gains
Interest and other income from TRS portfolio	$4,074	$9,695
TRS interest expense	(702)	(1,660)
Gains on TRS asset sales	143	680
Net realized gain from TRS	$3,515	$8,715

Cash Flows for the Nine Months Ended September 30, 2014

For the nine months ended September 30, 2014, net cash used in operating activities was $1.0 billion. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows used in operating activities for the nine months ended September 30, 2014 was primarily due to $1.9 billion for purchases of investments partially offset by cash provided by operating activities of $744.5 million for sales and repayments of investments, $26.8 million from a decrease in unsettled trades payable, and $68.2 million from a net increase in net assets from operations. The purchase and sales activity is driven by the increase in investment activity resulting from the continuous equity capital raising and growing capital base.

Net cash provided by financing activities of $1.1 billion during the nine months ended September 30, 2014 was primarily related to net proceeds from the issuance of common stock of $785.0 million and net proceeds from the Wells Fargo

Credit Facility, the Deutsche Bank Credit Facility, and the Citi Credit Facility of $442.6 million, partially offset by payments of stockholder distributions of $34.4 million. Consistent with the increase in investment activity, the proceeds from the issuance of common stock are the result of our increasing equity raise capabilities.

Cash Flows for the Nine Months Ended September 30, 2013

For the nine months ended September 30, 2013, net cash used in operating activities was $284.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows used in operating activities for the nine months ended September 30, 2013 was primarily due to $477.8 million for purchases of investments partially offset by $189.0 million for repayments of investments and $7.1 million from a net increase in net investment income. The purchase and sales activity is driven by the increase in investment activity resulting from the continuous equity capital raising and growing capital base.
Net cash provided by financing activities of $325.9 million during the nine months ended September 30, 2013 was primarily related to net proceeds from the issuance of common stock of $310.7 million and proceeds from the Wells Fargo Credit Facility of $57.5 million. These inflows were partially offset by principal repayments on debt of $29.7 million and payments of stockholder distributions of $10.4 million. Consistent with the increase in investment activity, the proceeds from the issuance of common stock are the result of our increasing equity raise capabilities.

Liquidity and Capital Resources

We generate cash from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments. The Registration Statement offering for sale up to $1.5 billion of shares of our common stock (150.0 million shares at an initial offering price of $10.00 per share) (the "IPO"), was declared effective on January 27, 2011. On July 1, 2014, our registration statement on Form N-2 (File No. 333-193241) for our Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the Follow-on, our IPO terminated. Under the Follow-on, we can offer up to 101,100,000 shares of its common stock. As of September 30, 2014, we had issued 145.7 million shares of our common stock for gross proceeds of $1.6 billion including shares issued to the Sponsor and shares issued under the DRIP.

Our principal demands for funds in both the short-term and long-term are for portfolio investments, for the payment of operating expenses, distributions to our investors, repurchases under our share repurchase program, and for the payment of principal and interest on our outstanding indebtedness. Generally, capital needs for investment activities will be met through net proceeds received from the sale of common stock through our public offering. We may also from time to time enter into other agreements with third parties whereby third parties will contribute to specific investment opportunities. Items other than investment acquisitions are expected to be met from a combination of the proceeds from the sale of common stock, cash flows from operations, and, during our IPO and Follow-on, reimbursements from the Adviser.

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay the Expense Support Payment for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The purpose of the Expense Support Agreement is to reduce our offering and operating expenses to ensure that we are able to bear a reasonable level of expense in relation to our investment income. The Expense Support Payment for any month shall be paid to us by the Adviser in cash and/or offsets against amounts due from us to the Adviser. Operating expenses subject to this agreement include expenses as defined by U.S. GAAP, including, without limitation, advisory fees payable and interest on indebtedness for such period, if any. As of September 30, 2014, the Adviser had made cumulative payments to us for $1.0 million of expenses pursuant to the Expense Support Agreement. During the nine months ended September 30, 2014, the Adviser made no payments to us for expenses pursuant to the Expense Support Agreement. See Note 4 - Related Party Transactions and Arrangements - Expense Support Agreement - in our consolidated financial statements included in this report for additional information on this arrangement, including Expense Payments made by our Adviser pursuant to the terms of this agreement and the ability of the Adviser to be reimbursed for Expense Payments made to us.

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

As of September 30, 2014, we had $224.7 million outstanding under the Wells Fargo Credit Facility.

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

As of September 30, 2014, we had $30.0 million outstanding under the Deutsche Bank Credit Facility.

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

As of September 30, 2014, we had $270.6 million outstanding under the Citi Credit Facility.

See Note 5 – Borrowings – in our consolidated financial statements included in this report for additional disclosure on the Citi Credit Facility.

Distributions

We have declared and paid cash distributions to our stockholders on a monthly basis since we commenced operations. As of September 30, 2014, the annualized yield for distributions declared was 7.75% based on our then current public offering price of $11.20 per share. From time to time, we may also pay interim distributions at the discretion of our board of directors. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our IPO. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

The table below shows the components of the distributions we have declared and/or paid during the nine months ended September 30, 2014 and September 30, 2013 (dollars in thousands). As of September 30, 2014, we had $10.3 million of distributions accrued and unpaid.

	For the Nine Months Ended September 30,
	2014	2013
Distributions declared	$72,639	$18,932
Distributions paid	$66,898	$16,680
Portion of distributions paid in cash	$34,442	$10,417
Portion of distributions paid in DRIP shares	$32,456	$6,263

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

We may fund our cash distributions to stockholders from any sources of funds available to us including expense payments from our Adviser that are subject to reimbursement to it as well as offering proceeds and borrowings. We have not established limits on the amount of funds we may use from available sources to make distributions. Prior to June 30, 2012, a substantial portion of our distributions resulted from Expense Support Payments made by our Adviser that are subject to reimbursement by us within three years from the date such payment obligations were incurred. The purpose of this arrangement could be to avoid such distributions being characterized as returns of capital for GAAP or tax purposes. Despite this, we may still have distributions which could be characterized as a return of capital for tax purposes. However, during the year ended December 31, 2012, no portion of our distributions was characterized as a return of capital for tax purposes. You should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. You should also understand that our future reimbursements of such Expense Support Payments will reduce the distributions that you would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. The Adviser has no obligation to make Expense Support Payments in future periods. For the fiscal year ended December 31, 2012, if Expense Support Payments of $0.3 million were not made by our Adviser, approximately 4% percent of the distribution rate would have been a return of capital. No Expense Support Payments were made by our Adviser during the fiscal year ended December 31, 2013 or the nine months ended September 30, 2014.

Non-GAAP Financial Measure

Adjusted Net Investment Income

We believe that adjusted net investment income provides management and stockholders with a meaningful indicator of performance based on current and short-term income items. We adjust net investment income for the interest income and expense on the TRS investment portfolio. We believe this adjustment provides a more accurate measure of performance as our Adviser selected and underwrote all of the investments underlying the TRS. Under U.S. GAAP, interest income and expense related to the TRS are accounted for as a component of “Net realized gain from total return swap” on our Consolidated Statement of Operations and do not flow through net investment income. On June 27, 2014, the Company terminated the TRS with Citi and acquired the loans underlying the TRS through a wholly-owned subsidiary. Therefore, this adjustment is only needed for the period through June 27, 2014. We also adjust net investment income to include net short-term gains and losses as these are the result of active portfolio management by our Adviser and represent ordinary income to our stockholders. Additionally, we adjust net investment income for the theoretical capital gains incentive fee accrual required under U.S. GAAP as it is not contractually due to our Adviser and will not be paid in cash. This accrual is based upon unrealized capital appreciation on investments held at the end of each period and assumes all unrealized capital appreciation and depreciation is realized in order to reflect a capital gains incentive fee that would theoretically be payable to our Adviser. The amounts actually paid to our Adviser are consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement, which specifically excludes consideration of unrealized capital appreciation.
Adjusted net investment income is not equivalent to and should not be considered an alternative to net investment income (loss) or net increase (decrease) in net assets resulting from operations as determined under U.S. GAAP.  Adjusted net investment income should not be construed as a historical performance measure or as more relevant or accurate than the current GAAP methodology in calculating net investment income. In addition, adjusted net investment income should not be considered more applicable than current GAAP methodology in evaluating our operating performance. The following table sets forth a reconciliation of our net investment income to adjusted net investment income (loss) for our entire managed portfolio by adding the interest income from the TRS, the net short-term realized gains, and the theoretical incentive fees on unrealized capital gains to the net investment income for the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	For the Nine Months Ended September 30,
	2014	2013
Net investment income	$55,628	$7,061
TRS net investment income (1)	9,174	8,034
Operating gains (short-term) (2)	6,285	2,139
Incentive fees on unrealized gains (3)	1,552	1,887
Adjusted net investment income	$72,639	$19,121
______________

(1)	TRS net investment income includes the interest income and expense related to the TRS portfolio. See Note 6 - Total Return Swap - for more information about the TRS.

(2)
Operating gains include short-term realized gains that result primarily from active portfolio management activities. As a RIC, short-term capital gains represent operating income available for distribution and are considered ordinary income.

(3)
Incentive fees on unrealized gains are the U.S. GAAP-required theoretical incentive fees accrued based upon unrealized portfolio appreciation. These fees reduce net investment income but are not contractually due to the Adviser. See Note 4 - Related Party Transactions and Arrangements - for additional details on the theoretical capital gains incentive fees.

The following table sets forth the distributions made during the nine months ended September 30, 2014 and 2013 (dollars in thousands):

	For the Nine Months Ended September 30,
	2014	2013
Monthly distributions	$72,639	$18,932
Total distributions	$72,639	$18,932

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at September 30, 2014 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$224,687	$—	$—	$224,687	$—
Deutsche Bank Credit Facility (2)	$30,000	$—	$30,000	$—	$—
Citi Credit Facility (3)	$270,625	$—	$270,625	$—	$—
Total contractual obligations	$525,312	$—	$300,625	$224,687	$—
______________

(1)	As of September 30, 2014, we had $75.3 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.

(2)	As of September 30, 2014, we had $30.0 million of unused borrowing capacity under the Deutsche Bank Credit Facility, subject to borrowing base limits.

(3)	As of September 30, 2014, we had $129.4 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.

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

As of September 30, 2014, our debt included variable-rate debt, bearing a weighted average variable interest rate at LIBOR plus 2.07% at September 30, 2014 with a carrying value of $525.3 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 25 Basis Points	0.81%
Base Interest Rate	—%
(+) 100 Basis Points	(1.73)%
(+) 200 Basis Points	2.37%

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Neither we nor our Adviser are currently subject to any material legal proceedings.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The following material additions have been made to the other risk factors discussed in "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Risks Relating to our Business and Structure

We could potentially be involved in litigation arising out of our operations in the normal course of business.

We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period

Recent disclosures made by American Realty Capital Properties, Inc., or ARCP, an entity previously sponsored by our sponsor, regarding certain accounting errors have led to the temporary suspension of selling agreements by certain selected broker-dealers .

ARCP recently filed a Form 8-K announcing that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon as a result of certain accounting errors that were identified but intentionally not corrected, and other Adjusted Funds from Operations ("AFFO") and financial statement errors that were intentionally made. These accounting errors resulted in the resignations of ARCP’s former chief financial officer and its former chief accounting officer. ARCP has initiated an investigation into these matters that is ongoing, no assurance can be made regarding the outcome of the investigation. ARCP’s former chief financial officer is one of the non-controlling owners of our sponsor, who from May 2010 to February 2013 was our chief financial officer, and from August 2012 to February 2013 was also our chief compliance officer, but since February 2013 has not had a role in the management of our sponsor’s or our business. Our chief executive officer and chairman of our board of directors and our independent directors are each a director of ARCP. Although ARCP was previously sponsored by our sponsor, ARCP is a separate company that is no longer sponsored by our sponsor. We and ARCP have independent accounting teams as well as separate and unique accounting systems, and no shared accounting resources.

As a result of this announcement, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-listed REITs sponsored directly or indirectly by our sponsor have temporarily suspended their participation in the distribution of those offerings. These temporary suspensions, as well as any future suspensions, could have a material adverse effect on our ability to raise additional capital. We cannot predict the length of time these temporary suspensions will continue, or whether such selected broker-dealers will reinstate their participation in the distribution of those offerings. In addition, future announcements by ARCP with respect to its ongoing investigation may have an adverse effect on our ability to raise capital. See the risk factor discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 in Part I., “Item 1A. Risk Factors—Risks Related to Business Development Companies — We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.”

If we receive qualification from the U.S. Small Business Administration(“SBA”) for a subsidiary to be licensed as a small business investment company (“SBIC”) but we are unable to comply with SBA regulations after the SBIC subsidiary is licensed as an SBIC, our business plan and investment objective could be adversely affected.

We have applied for a license to form and operate an SBIC subsidiary; however, the application is subject to approval by the SBA. We can make no assurances that the SBA will approve our application, or of the timeframe in which we would receive a license, should one ultimately be granted. If we receive this qualification, we will become subject to SBA regulations that may constrain our activities. We may need to make allowances in our investment activity to comply with SBA regulations. In addition, SBA regulations may impose parameters on our business operations and investment objective that are different than what we otherwise would do if we were not subject to these regulations. Failure to comply with the SBA regulations could result in the loss of the SBIC license and the resulting inability to participate in the SBA-sponsored debenture program. The SBA also limits the maximum amount that may be borrowed by any single SBIC. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10% or more of a class of capital stock of a licensed SBIC. A “change of control” is any event which would result in the transfer of the power, direct or indirect, to direct the management and policies of an SBIC, whether through ownership, contractual arrangements or otherwise. To the extent that we obtain an SBIC license, this would prohibit a change of control of our SBIC subsidiary without prior SBA approval. If we are unable to comply with SBA regulations, our business plan and growth strategy could be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

1.1	Dealer Manager Agreement with Realty Capital Securities, LLC, dated July 1, 2014 (filed on August 14, 2014 and herein incorporated by reference).

1.2	Form of Soliciting Dealer Agreement (filed on August 14, 2014 and herein incorporated by reference).

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

10.28
Termination Acknowledgment (TRS), dated as of June 27, 2014, by and between BDCA-CB Funding LLC and Citibank, N.A., as counterparty, secured party and bank (previously filed as exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 2, 2014 and herein incorporated by reference).

10.29
Amendment No. 4 to Loan and Servicing Agreement, dated as of June 30, 2014 (as amended), by and among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, and U.S. Bank National Association (filed on August 14, 2014 and herein incorporated by reference).

14	Code of Ethics (previously filed as Exhibit 14 to the Company's Annual Report on Form 10-K filed on March 19, 2014 and herein incorporated by reference).

21
Subsidiaries of the Registrant (previously filed as exhibit 21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 14, 2014 and herein incorporated by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November 2014.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
By: /s/ Nicholas S. Schorsch Name: Nicholas S. Schorsch Title: Chief Executive Officer and Chairman of the Board of Directors
* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Nicholas S. Schorsch Nicholas S. Schorsch	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 14, 2014
/s/ Nicholas Radesca Nicholas Radesca	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	November 14, 2014
/s/ Peter M. Budko Peter M. Budko	President and Chief Operating Officer	November 14, 2014
/s/ William M. Kahane William M. Kahane	Director	November 14, 2014
/s/ Edward G. Rendell Edward G. Rendell	Independent Director	November 14, 2014
/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	November 14, 2014
/s/ William G. Stanley William G. Stanley	Independent Director	November 14, 2014