Form 10-K
period 2014-12-31
Business Development Corp of America
filed 2015-05-04
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

    There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2 (File No. 333-166636), which shares are being sold at $11.20 per share as of December 31, 2014, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price below net asset value per share.
There were 170,168,325 shares of the Registrant’s common stock outstanding as of April 30, 2015.

Documents Incorporated by Reference
None.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

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

ITEM 1. BUSINESS

GENERAL

We are a specialty finance company incorporated in Maryland in May 2010. We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is applying the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946 "Financial Services - Investment Companies" ("ASC 946"). We are therefore required to comply with certain regulatory requirements. We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually hereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are managed by BDCA Adviser, LLC (the "Adviser"), a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio. Our Adviser is indirectly, wholly-owned by our sponsor, AR Capital, LLC (the "Sponsor").

On January 25, 2011, we commenced our initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. We sold 22,222 shares of common stock to our Adviser on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. On August 25, 2011, we raised sufficient funds to break escrow on our IPO and commenced operations as of that date. On February 1, 2012, our Adviser contributed an additional $1,300,000 to purchase 140,784 shares of our common stock at $9.234 per share so that the aggregate contribution by our Adviser was $1,500,000. Our Adviser will not tender any amount of its shares for repurchase as long it continues to serve as our investment adviser. On July 1, 2014, our registration statement on Form N-2 (File No. 333-193241) for our follow-on offering (the "Follow-on") was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, our IPO terminated. Under the Follow-on, we can offer up to 101,100,000 shares of our common stock. As of December 31, 2014, we had issued 157.5 million shares of common stock for gross proceeds of $1.7 billion including the shares purchased by the Sponsor and shares issued under our distribution reinvestment plan ("DRIP"). As of December 31, 2014, we had repurchased a cumulative 0.6 million shares of common stock for payments of $6.1 million.

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in first and second lien senior secured loans and mezzanine debt issued by middle market companies. We define middle market companies as those with annual revenues between $10 million and $1 billion. We may also purchase interests in loans through secondary market transactions in the "over-the-counter" market for institutional loans. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. We may invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles (“Collateralized Securities”). Structurally, Collateralized Securities are entities that are formed to manage a portfolio of senior secured loans made to companies whose debt is rated below investment grade or, in limited circumstances, unrated. The senior secured loans within these Collateralized Securities meet - specified credit and diversity criteria and are subject to concentration limitations in order to create a diverse investment portfolio. We expect that each investment will range between approximately 0.5% and 3.0% of our total assets. In most cases, companies to whom we provide customized financing solutions will be privately held.

In addition, we are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities (excluding borrowings) to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with Wells Fargo, Deutsche Bank and Citibank, N.A. (“Citi”). We previously had entered into a total return swap agreement (“TRS”) through a wholly owned, consolidated subsidiary, 405 TRS I, LLC (“405 Sub”) with Citi but we terminated the TRS with Citi in June 2014. For a detailed discussion of the TRS and our current credit facilities, please refer to “Item 1. Business - Leverage” below.

We have formed and expect to continue to form consolidated subsidiaries (the “Consolidated Holding Companies”). These Consolidated Holding Companies enable us to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

While the structure of our investments is likely to vary, we may invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants and other instruments, many of which generate current yields. If our Adviser deems appropriate, we may invest in more liquid senior secured and second lien debt securities, some of which may be traded over the counter. We will make such investments to the extent allowed by the 1940 Act and consistent with our continued qualification as a RIC for federal income tax purposes. For a discussion of the risks inherent in our portfolio investments, please see the discussion under Part I, Item 1A “Risk Factors”.

As of December 31, 2014, our investment portfolio totaled $1.9 billion and consisted of $997.7 million of senior secured first lien debt, $268.4 million of senior secured second lien debt, $60.9 million of subordinated debt, $364.9 million of collateralized securities and $225.1 million of equity and other investments. Our overall portfolio consisted of 110 portfolio companies with an average investment size of $15.2 million, a weighted average current yield on debt investments of 10.4% exclusive of any loan discounts, and was invested 52.0% in senior secured first lien debt, 14.0% in senior secured second lien debt, 3.2% in subordinated debt, 19.1% in collateralized securities and 11.7% in equity and other investments.

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

ABOUT BDCA ADVISER, LLC

Our Adviser, BDCA Adviser, LLC ("Adviser"), is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. Our Adviser is indirectly, wholly-owned by our sponsor, AR Capital, LLC, which has sponsored two public, non-listed BDCs, and several public, non-listed REITs.

MARKET OPPORTUNITY

We believe that the banking and financial services crisis that began in the summer of 2007 and the resulting credit crisis have created a unique opportunity for specialty financial services companies with experience in investing in middle market companies to make investments with attractive yields and significant opportunities for sharing in new value creation. Our current opportunity is highlighted by the following factors:

•
Large pool of uninvested private equity capital likely to seek additional capital to support private investments. We believe there remains a large pool of uninvested private equity capital available to middle market companies. We expect that private equity firms will be active investors in middle market companies and that these private equity firms will seek to supplement their equity investments with senior secured and mezzanine debt and equity co-investments from other sources, such as us.

•
Credit crises and consolidation among commercial banks has reduced their focus on middle market businesses. The commercial banks in the United States, which have traditionally been the primary source of capital to middle market companies, have experienced consolidation, unprecedented loan losses, capital impairments and stricter regulatory scrutiny, which has led to a significant tightening of credit standards and substantially reduced loan volume to the middle market. Many financial institutions that have historically loaned to middle market companies have failed or been acquired, and we believe that larger financial institutions are now more focused on syndicated lending to larger corporations and are allocating capital to business lines that generate fee income and involve less balance sheet risk.

We believe this market dynamic provides us with numerous opportunities to originate new debt and equity investments in middle market companies.

•
Refinancing activities will provide continued opportunities to extend capital to middle market companies. A significant volume of senior secured and mezzanine debt is expected to come due over the next several years. As companies seek to refinance their debt, we believe this will create new financing opportunities for us.

•
Lower default rates and higher recovery rates in the middle market. Default rates remain relatively low, with generally higher recovery rates in the middle market. Middle market companies are generally over-equitized as compared to large cap companies.

•
Favorable Pricing Environment in the Loan Market. Lower valuation levels in certain situations, combined with reduced liquidity in the secondary loan market, have created opportunities to acquire relatively high yielding senior and subordinated debt, both secured and unsecured, at potentially attractive prices.

BUSINESS STRATEGY

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We expect that our investment portfolio will consist largely of first and second lien senior secured debt investments and mezzanine debt issued by middle market companies. We have adopted the following business strategy to achieve our investment objectives:

•
Utilize the experience and expertise of the principals of our Adviser.  Our sponsors directly or indirectly sponsors one other public, non-listed BDC and several public, non-listed real estate investment trusts ("REIT"). Certain principals of our Adviser have a broad network of contacts with financial sponsors, commercial and investment banks and leaders within a number of industries that we believe will produce significant proprietary investment opportunities outside the normal banking auction process.

•
Focus on middle market companies with stable cash flow. We believe that the middle market is less competitive and this is one factor that allows us to negotiate favorable investment terms. Such favorable terms include higher debt yields, more significant covenant protection and greater equity participation than typical of transactions involving larger companies. We generally invest in established companies with positive cash flow. We believe these companies possess better risk-adjusted return profiles than newer companies that are building management expertise or in the early stages of building a revenue base. These middle market companies represent a significant portion of the U.S. economy and often require substantial capital investment to grow their businesses.

•
Employ disciplined underwriting policies and rigorous portfolio management. We employ an extensive underwriting process that includes a review of the investment memo, competitive position, financial performance and industry dynamics of each potential portfolio company. In addition, we perform substantial due diligence on potential investments, and seek to invest with management teams and/or private equity sponsors who have proven capabilities in building value. As part of the monitoring process for portfolio companies, our Adviser analyzes monthly (if available), quarterly, and annual financial statements versus the previous periods and year, review financial projections, and may perform other procedures including meeting with management, attending board meetings and reviewing compliance certificates and covenants.

•
Focus on long-term credit performance and principal protection. We structure our customized loan investments on a relatively conservative basis with high cash yields, security interests (preferably first lien) where possible, cash origination fees, and appropriate leverage levels. We seek strong deal protections for our customized debt investments, including default penalties, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe these protections will reduce our risk of capital loss.

•
Diversification. We seek to diversify our portfolio broadly among issuers in a multitude of different industries, thereby reducing the concentration of credit risk in any one company or sector of the economy. We cannot guarantee that we will be successful in this effort.

DEAL ORIGINATION

The principals of our Adviser have extensive relationships with private equity firms, competing lenders, loan syndication and trading desks, lending groups, management teams, investment bankers, business brokers, attorneys, accountants and other persons whom we believe will continue to provide us with significant investment opportunities. We believe these relationships provide us with competitive advantages over other publicly-traded and non-traded BDCs.

We believe that our industry relationships are a significant source for new investment opportunities. We generally source our investments by capitalizing on long-standing relationships with companies and financial sponsors to participate in proprietary investment opportunities.

From time to time, we may receive referrals for new prospective investments from our portfolio companies as well as other participants in the capital markets. We may pay referral fees to those who refer transactions to us that we consummate.

INVESTMENT SELECTION

Our investment philosophy and portfolio construction involves:

•	Company-specific research and analysis; and

•	An emphasis on capital preservation, low volatility, diversification and minimization of downside risk.

The foundation of our investment philosophy is intensive credit investment analysis, strict sales discipline based on fundamental value-oriented research and diversification. We follow a rigorous selection process based on:

•	A comprehensive analysis of issuer creditworthiness, including a quantitative and qualitative assessment of the company’s business;

•	An evaluation of the management team and support from equity investors;

•	An assessment of the competitive landscape;

•	An analysis of business strategy and long-term industry trends; and

•	An in-depth examination of capital structure, financial results and financial projections.

We seek to identify those companies exhibiting superior fundamental risk-return profiles with a particular focus on investments with the following characteristics:

•
Established companies with a history of positive and stable operating cash flows. We seek to invest in established companies with sound historical financial performance. We typically focus on companies with a history of profitability.

•
Ability to exert meaningful influence. We target investment opportunities in which we will be the lead investor where we can add value through active participation. Our focus is on first lien investments.

•
Experienced management team. We generally will require that our portfolio companies have an experienced management team. We also seek to invest in companies that have a strong equity incentive program in place that properly aligns the interests of management with its investors.

•	Strong franchises and sustainable competitive advantages. We seek to invest in companies with proven products and/or services and strong regional or national operations.

•	Diverse customer bases and product offerings. We seek to invest in companies with diverse customer bases and product offerings.

INTENSIVE CREDIT ANALYSIS/DUE DILIGENCE

The process through which we make investment decisions with respect to a customized financing transaction involves extensive research into the target company, its industry, its growth prospects and its ability to withstand adverse conditions. If the investment team responsible for the transaction determines that an investment opportunity should be pursued, we engage in an intensive due diligence process. Though each transaction involves a somewhat different approach, the regular due diligence steps generally to be undertaken may include:

•	Meeting with senior management to understand the business more fully and evaluate the ability of the senior management team;

•	Checking management backgrounds and references;

•	Performing a detailed review of financial performance and potential for earnings growth;

•	Commissioning a quality of earnings report;

•	Visiting the headquarters and conducting other site diligence;

•	Contacting customers and vendors to assess both business prospects and industry practices;

•	Conducting a competitive analysis, and comparing the company to its main competitors;

•	Researching industry and relevant publications to understand industry wide growth trends;

•	Assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth; and

•	Investigating legal risks and financial and accounting systems; and

•	Engaging third party experts and consultants to assist in the due diligence process.

For the majority of over-the-counter debt securities available on the secondary market, a comprehensive credit analysis will be conducted and continuously maintained by our Adviser, the results of which are available for the transaction team to review. Our due diligence process with respect to over-the-counter debt securities at times may be less intensive than that followed for customized financings. The issuers in these private debt placements tend to be rated and have placement agents who conduct due diligence prior to placing the securities. Moreover, these private placements generally have tight timetables for making investment decisions.

INVESTMENTS

We invest largely in first and second lien senior secured debt investments and mezzanine debt investments issued by middle market companies in private placements and negotiated transactions that are traded in private over-the-counter markets for institutional investors, which we refer to as over-the-counter debt securities. We define middle market companies as those with annual revenues between $10 million and $1 billion. We may also invest in the equity and junior debt tranches of Collateralized Securities. We expect that each investment will generally range between approximately 0.5% to 3.0% of our total assets. In most cases, companies to whom we provide customized financing solutions will be privately held at the time we invest in them.

While the structure of our investments is likely to vary, we may invest in senior secured debt, senior debt, mezzanine debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants, CLOs and other instruments, most of which generate current yields. If our Adviser deems appropriate, we may invest in more liquid senior secured and second lien debt securities of middle market companies, some of which may be traded over the counter. We will make such investments to the extent allowed by the 1940 Act and consistent with our continued qualification as a RIC. For a discussion of the risks inherent in our portfolio investments, please see the discussion under Part I, Item 1A “Risk Factors.”

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

We employ several methods of evaluating and monitoring the performance and value of our investments, which may include, but are not limited to, the following:

•	Assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	Regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	Attendance at and participation in board meetings of the portfolio company (if available); and

•	Review of monthly (if available), quarterly, and annual financial statements and financial projections for the portfolio company.

DETERMINATION OF NET ASSET VALUE

The Adviser, acting pursuant to delegated authority from, and under the oversight of our Board, assists the Board in its determination of the NAV of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by our board of directors. In connection with that determination, our Adviser prepares portfolio company valuations using relevant inputs, including but not limited to indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts.

In September 2006, the Financial Accounting Standards Board ("FASB") issued guidance which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•	Each portfolio company or investment will be valued by the Adviser, potentially with assistance from one or more independent valuation firms engaged by our board of directors;

•	The independent valuation firm(s), if involved, will conduct independent appraisals and make an independent assessment of the value of each investment; and

•
Our board of directors determines the fair value of each investment, in good faith, based on the input of our Adviser, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on our financial statements. Below is a description of factors that our board of directors may consider when valuing our equity and debt investments.

Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. We may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we determine whether the quote obtained is readily available according to U.S. generally accepted accounting principles (“U.S. GAAP”) to determine the fair value of the security. If determined readily available, we use the quote obtained.

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

For an investment in an investment fund that does not have a readily determinable fair value, we measure the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of FASB, Accounting Standards Codification, or ASC, Topic 946, Financial Services - Investment Companies, as of our measurement date. Prior to its termination in June 2014, the value of our TRS was primarily based on the increase or decrease in the value of the loans underlying the TRS, as determined by Citi based upon indicative pricing by an independent third-party pricing service.

For investments in Collateralized Securities, we model both the assets and liabilities of each Collateralized Securities’ capital structure. The model uses a waterfall engine to store the collateral data, generate collateral cash flows from the assets, and distribute the cash flows to the liability structure based on priority of payments. The waterfall cash flows are discounted using rates that incorporate risk factors such as default risk, recovery risk, prepayment risk, reinvestment risk, and interest rate risk, among others. In addition, we consider broker quotations and/or quotations provided by pricing services as an input to determining fair value when available.

DETERMINATIONS IN CONNECTION WITH OFFERINGS

As of December 31, 2014, we were selling our shares on a continuous basis at an offering price of $11.20 per share. We sell our shares on a continuous basis at a current public offering price established by our board of directors or a committee thereof. We are prohibited under the 1940 Act from selling our shares of common stock at a public offering price, after deducting selling commissions and dealer manager fees, that is below our net asset value per share. In connection with each semi-monthly closing, our board of directors or a committee thereof reviews the then current public offering price per share against the current estimated net asset value per share to ensure that we are not selling shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, is below our net asset value per share. If the board of directors or a committee thereof determines that the estimated net asset value per share has, subject to certain conditions, fallen below an amount equal to 87.0% of the current public offering price, the public offering price will be revised so that the estimated net asset value per share is equal to at least 87.0%, but no more than 90.0%, of the public offering price, as required by the 1940 Act. Furthermore, the board of directors has affirmed that we shall, in consultation with the board of directors, review our net asset value per share in relationship to our public offering price in connection with each semi-monthly closing to determine that the net asset value per share remains between 87.0% and 88.5% of the public offering price per share.

In reviewing our public offering price in connection with each closing date, the board of directors or a committee thereof will consider the following factors, among others, in making such determination:

•	the net asset value of our common stock disclosed in the most recent periodic report we filed with the SEC;

•
our adviser’s assessment of whether any material change in the net asset value of our common stock has occurred (including through the realization of net gains on the sale of our portfolio investments) from the period beginning on the date of the most recently disclosed net asset value to the period ending two days prior to the date of the closing on and sale of our common stock; and

•
the magnitude of the difference between the net asset value disclosed in the most recent periodic report we filed with the SEC and our adviser’s assessment of any material change in the net asset value since the date of the most recently disclosed net asset value, and the offering price of the shares of our common stock at the date of closing.

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

Total Return Swap

On July 13, 2012, we, through a wholly-owned subsidiary, 405 Sub, entered into a TRS with Citi, which was most recently amended on May 6, 2014, to increase the aggregate market value of the portfolio of loans selected by 405 Sub. We terminated its amended and restated TRS with Citi on June 27, 2014.

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

The obligations of 405 Sub under the TRS were non-recourse to us and our exposure to the TRS was limited to the amount that we contributed to 405 Sub in connection with the TRS. Generally, that amount was the amount that 405 Sub was required to post as cash collateral for each loan (which in most instances was approximately 25% of the market value of a loan at the time that such loan was purchased). There was no cash collateral on deposit as of December 31, 2014 as the TRS was terminated on June 27, 2014. The cash collateral on deposit as of December 31, 2013 was $76.9 million. As amended, the TRS provided that 405 Sub could have selected a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the TRS) of $450.0 million.

405 Sub paid interest to Citi for each loan at a rate equal to one-month LIBOR plus 1.20% per annum. Upon the termination or repayment of any loan selected by 405 Sub under the Agreement, 405 Sub would deduct the appreciation of such loan's value from any interest owed to Citi or pay the depreciation amount to Citi in addition to remaining interest payments.

On June 27, 2014, we terminated the TRS and CB Funding entered into a Merger Agreement with Loan Funding, an affiliate of Citi formed for the purpose of holding the loans underlying the TRS. Pursuant to the terms of the Merger Agreement, CB Funding acquired such loans through the merger of Loan Funding with and into CB Funding (the "Merger") for approximately $389.0 million. We recorded such loans at a cost equal to the respective fair values as of June 27, 2014 and as a result, that $4.0 million of unrealized gain on the TRS at the termination date was realized which resulted in an offsetting unrealized loss and realized gain on the TRS. The $4.0 million gain equates to fair value of the loans underlying the TRS as of June 27, 2014 less the respective costs of such assets as purchased through the TRS.

See Note 6 — Total Return Swap — in our consolidated financial statements included in this report for additional disclosure on the TRS with Citi.

Wells Fargo Credit Facility

On July 24, 2012, we, through a newly-formed, wholly-owned special purpose financing subsidiary, Funding I, entered into the Credit Facility with Wells Fargo and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Wells Fargo Credit Facility, which was subsequently amended on April 26, 2013 and September 9, 2013, and June 30, 2014, provides for borrowings in an aggregate principal amount of up to $300.0 million on a committed basis, with a term of 60 months.

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

Borrowings under the Wells Fargo Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. As of December 31, 2014, we were in compliance with regards to the Wells Fargo Credit Facility covenants. The Credit Facility may be prepaid in whole or in part, subject to customary breakage costs. In the event that the Credit Facility is terminated prior to the first anniversary, an additional amount is payable to Wells Fargo equal to 2.00% of the maximum amount of the Wells Fargo Credit Facility.

The Wells Fargo Credit Facility contains customary default provisions for facilities of this type pursuant to which Wells Fargo may terminate our rights, obligations, power and authority, in our capacity as servicer of the portfolio assets under the Wells Fargo Credit Facility, including, but not limited to, non-performance of the Wells Fargo Credit Facility obligations, insolvency, defaults of certain financial covenants and other events with respect to us that may be adverse to Wells Fargo and the secured parties under the Wells Fargo Credit Facility.

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

As of December 31, 2014, we had $288.1 million outstanding under the Wells Fargo Credit Facility.

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

The obligations of 2L Funding I under the Deutsche Bank Credit Facility are non-recourse to us.

As of December 31, 2014, we had $60.0 million outstanding under the Deutsche Bank Credit Facility.

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

The obligations of BDCA-CB Funding, LLC under the Citi Credit Facility are non-recourse to us.

As of December 31, 2014, we had $270.6 million outstanding under the Citi Credit Facility.

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

INVESTMENT ADVISORY AND MANAGEMENT SERVICES AGREEMENT

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

ADMINISTRATION AGREEMENT

On March 18, 2011, we entered into a fund administration servicing agreement and a fund accounting servicing agreement with US Bancorp Fund Services, LLC (the “Administrator”). Our Administrator provides the administrative services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for us to operate. On August 13, 2012, we entered into a custody agreement with U.S. Bank National Association (“U..S Bank”). Under the custody agreement, U.S. Bank holds all of our portfolio securities and cash for certain of our subsidiaries, and transfers such securities or cash pursuant to our instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party.

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

COMPLIANCE

We, along with our Adviser, have adopted and implemented written policies and procedures reasonably designed to prevent violations of the federal securities laws, and our board of directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation. We have designated Thomas Riley as our chief compliance officer. Currently, Mr. Riley also serves as chief compliance officer for our Adviser.

COMPETITION

Our primary competition in providing financing for acquisitions, buyouts and recapitalizations of middle market companies will include other publicly-traded BDCs and other direct participation programs such as public non-traded REITs and public non-traded BDCs, public and private buyout and other private equity funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, hedge funds. Many of our competitors may be substantially larger and have considerably greater financial resources than we do. For example, some competitors may have a lower cost of funds as well as access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We expect to use the industry expertise of our investment professionals, to which we have access, to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that our relationships will enable us to discover, and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest.

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

We are generally not able to issue and sell our common stock at a price below net asset value per share. See “Item 1A. Risk Factors — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we may not be not permitted to invest in any portfolio company in which our Adviser or any of their affiliates currently have an investment or to make any co-investments with our Adviser or any of their affiliates without an exemptive order from the SEC. We, our Adviser, and certain of our affiliates have submitted an exemptive application to the SEC to permit us to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. There can be no assurance that any such exemptive order will be obtained.

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

Indebtedness and senior securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provision to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, See “Item 1A. Risk Factors — Risks Related to Business Development Companies — Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth.”

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

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Financial Officer, 405 Park Avenue, 14th Floor New York, NY 10022.

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

•
Our Adviser and its affiliates serve or may serve as investment adviser to funds that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those funds, the fulfillment of which might not be in the best interests of us or our stockholders. For example, our Adviser may face conflicts of interest in the allocation of investment opportunities to us and such other funds. As discussed above, the 1940 Act prohibits us from making certain co-investments with affiliates unless we receive an order from the SEC permitting us to do so. We, our Adviser, and certain of our affiliates have submitted an exemptive application to the SEC for such an order but there can be no assurance that any such exemptive order will be obtained.

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

Future disruptions or instability in capital markets could negatively impact our ability to raise capital and have a material adverse effect on our business, financial condition and results of operations.
From time to time, the global capital markets may experience periods of disruption and instability, which could materially and adversely impact the broader financial and credit markets and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, caused extreme economic uncertainty and significantly reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future.
Future volatility and dislocation in the capital markets could create a challenging environment in which to raise or access capital. For example, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. Equity capital may also be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.
Uncertainty with respect to the financial stability of the United States and several countries in the European Union (EU) could have a significant adverse effect on our business, financial condition and results of operations.
In August 2011, S&P’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was affirmed by S&P in June 2013. Moody’s and Fitch have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling, most recently until March 16, 2015. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve has also indicated that it may raise interest raise interest rates as early as mid-2015. It is unclear what effect, if any, the end of quantitative easing and the Federal Reserves’ stated intentions to raise interest rates will have on the value of our investments or our ability to access the debt markets on favorable terms.
In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. In January 2012, S&P’s Ratings Services lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, S&P’s Ratings Services further lowered its long-term sovereign credit rating for Spain. While the financial stability of such countries has improved, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of U.S. and European financial institutions. Market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, could negatively impact the global economy, and there can be no assurance that assistance packages will be available, or if available, will be sufficient to stabilize countries and markets in Europe. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, or other credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

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

The amount of any distributions we pay is uncertain. Our distributions to our stockholders may exceed our earnings. Therefore, portions of the distributions that we pay may represent a return of capital to you which will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets. We may not be able to pay you distributions, and our distributions may not grow over time.

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

Prior to the onset of the financial crisis, CLOs, a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles, comprised a substantial portion of the market for purchasing and holding senior secured and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. While prices have appreciated measurably in recent years, conditions in the large corporate leveraged loan market may experience similar disruptions or distortions, which may cause pricing levels to decline similarly or be volatile. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of over-the-counter debt securities we hold, which could have a material adverse impact on our business, financial condition and results of operations.

Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose any members of its senior management team, our ability to achieve our investment objective could be significantly harmed.

We are externally managed and depend upon the investment expertise, diligence, skill and network of business contacts of our Adviser. We also depend, to a significant extent, on our Adviser's access to the investment professionals and the information and deal flow generated by such investment professionals in the course of its investment and portfolio management activities. Our Adviser evaluates, negotiates, structures, closes, monitors and services our investments. Our success depends to a significant extent on the continued service and coordination of our Adviser, including its key professionals. The departure of a significant number of our Adviser’s key professionals could have a materially adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that our Adviser will remain our investment adviser or that we will continue to have access to our Adviser's investment professionals or their information and deal flow.

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

A significant portion of our investment portfolio is recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by our board of directors. However, the majority of our investments are not publicly traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith by our board of directors.

The determination of fair value, and thus the amount of unrealized losses we may incur in any year, is to a degree subjective, and our Adviser has a conflict of interest in providing input to the board of directors in making the determination. We expect to value these securities quarterly at fair value as determined in good faith by our board of directors based on input from our Adviser and our audit committee. Our board of directors may utilize the services of an independent third-party valuation firm to aid it in determining the fair value of any securities. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company's ability to make payments on indebtness and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value by our board of directors may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments. See "Item 1. Business - Determination of Net Asset Value."

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

We and our portfolio companies are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect.

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

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, variations in the interest rates on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

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

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:
•sudden electrical or telecommunication outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;
•disease pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts; and
•cyber-attacks.
These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

Cyber security breaches and other disruptions could compromise our and our Adviser's information and expose us and our Adviser to liability, which would cause our business and reputation to suffer.

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

We may, from time to time, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.

Disclosures made by American Realty Capital Properties, Inc. ("ARCP"), an entity previously sponsored by the Parent of our Sponsor may adversely affect our ability to raise substantial funds.

On October 29, 2014, ARCP announced that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon. This conclusion was based on the preliminary findings of an investigation conducted by ARCP’s audit committee which concluded that certain accounting errors were made by ARCP personnel that were not corrected after being discovered, resulting in an overstatement of AFFO and an understatement of ARCP’s net loss for the three and six months ended June 30, 2014. ARCP also announced the resignation of its chief accounting officer and its chief financial officer. ARCP’s former chief financial officer is one of the non-controlling owners of our Sponsor, who from May 2010 to February 2014 was our chief financial officer, and from August 2012 to February 2014 was also our chief compliance officer, but does not have a role in the management of our Sponsor or, since February 2013, our business. In December 2014, ARCP announced the resignation of its executive chairman, who was also the chairman of our board of directors until his resignation on December 29, 2014. This individual is one of the controlling members of our Sponsor.

On March 2, 2015, ARCP announced the completion of its audit committee’s investigation and filed amendments to its Form 10-K for the year ended December 31, 2013 and its Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, which are available at the internet site maintained by the SEC, www.sec.gov. According to these filings, these amendments corrected errors in ARCP’s financial statements and in its calculation of AFFO that resulted in overstatements of AFFO for the years ended December 31, 2011, 2012 and 2013 and the quarters ended March 31, 2013 and 2014 and June 30, 2014 and described certain results of its investigations, including matters relating to payments to, and transactions with, affiliates of our Sponsor and certain equity awards to certain officers and directors. In addition, ARCP disclosed that the audit committee investigation had found material weaknesses in ARCP’s internal control over financial reporting and its disclosure controls and procedures. ARCP also disclosed that the SEC has commenced a formal investigation, that the United States Attorney’s Office for the Southern District of New York contacted counsel for both ARCP’s audit committee and ARCP with respect to the matter and that the Secretary of the Commonwealth of Massachusetts has issued a subpoena for various documents.

Since the initial announcement in October 2014, a number of participating broker-dealers temporarily suspended their participation in the distribution of our follow-on offering. Although certain of these broker-dealers have reinstated their participation, we cannot predict the length of time the remaining temporary suspensions will continue or whether all participating broker-dealers will reinstate their participation in the distribution of our follow-on offering. As a result, our ability to raise substantial funds for the remainder of our follow-on offering may be adversely impacted.

Risks Related to our Adviser and its Affiliates

Our Adviser and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our stockholders.

Our Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and our Adviser to earn increased management fees.

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

Moreover, to the extent that we are required to recognize such interest income that has been accrued but not yet paid, in our taxable income, our payment of incentive fees to the Adviser on such income may make it difficult to meet (or may further amplify existing difficulties in meeting) the annual distribution requirement necessary to maintain RIC tax treatment under the Code. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. Federal income tax. For additional discussion regarding the tax implications of a RIC, see “Risk Factors - We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.”

The time and resources that individuals and the executive officers of our Adviser devote to us may be diverted and we may face additional competition due to the fact that neither our Adviser nor their affiliates are prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Affiliates and executive officers of the Adviser currently manage other investment entities, including BDCs, mutual funds, and several public non-listed REITs, and are not prohibited from raising money for and managing future investment entities that make the same types of investments as those we target. As a result, the time and resources that the executive officers and individuals employed by the Adviser devote to us may be diverted, and during times of intense activity in other programs, they may devote less time and resources to our business than is necessary or appropriate.

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

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business - Regulation.” Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. We may also be required to re-classify investments previously identified as qualifying assets as non-qualifying assets due to a change in the underlying business, a change in law or regulation, or for other reasons. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us either to dispose of investments at an inopportune time or to refrain from making additional investments to comply with the 1940 Act. If we were forced to sell non-qualifying investments in our portfolio for compliance purposes, the proceeds from such sales could be significantly less than the current value of such investments.

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

We have incurred leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below net asset value per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of the common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders in general, as well as those stockholders that are not affiliated with us approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is considered our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any securities (other than selling securities we issue) from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we are prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. Further, we may be prohibited from buying or selling any security from or to any portfolio company of, or co-investing with, a private equity fund managed by our Adviser without the prior approval of the SEC. We, our Adviser, and certain of our affiliates have submitted an exemptive application to the SEC to permit us to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. There can be no assurance that any such exemptive order will be obtained. However, we will be permitted to, and may, co-invest in syndicated deals and secondary loan market transactions where price is the only negotiated point.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of shares in our ongoing public offering will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. In order to maintain our RIC status we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to pay distributions to our stockholders.

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

We invest primarily in first and second lien senior secured loans, mezzanine debt, preferred equity and common equity issued by middle market companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we intend to generally structure our directly-originated investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower.

Second priority liens on collateral securing our loans may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

A portion of our loans are secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before we receive anything. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors.

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

Risks Relating to Debt Financing

We have entered into revolving credit facilities with Citi, Deutsche Bank and Wells Fargo that contain various covenants which, if not complied with, could accelerate repayment under the Credit Facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our stockholders.

The agreements governing certain of our and our special purpose financing subsidiaries’ financing arrangements require us and our subsidiaries to comply with certain financial and operational covenants. These covenants require us and our subsidiaries to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. Compliance with these covenants depends on many factors, some of which are beyond our and their control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our and our subsidiaries’ portfolio may increase in the future and could result in non-compliance with certain covenants, or our taking actions which could disrupt our business and impact our ability to meet our investment objectives. For example, the agreements governing one or more of our credit facilities require applicable SPV to comply with certain operational covenants, including maintaining eligible assets with an aggregate value equal to or exceeding a specified multiple of the borrowings under the credit facility, and a decline in the value of assets owned by the SPV could result in our being required to contribute additional assets to SPV.
There can be no assurance that we and our subsidiaries will continue to comply with the covenants under our financing arrangements. Failure to comply with these covenants could result in a default which, if we and our subsidiaries were unable to obtain a waiver from the debt holders, could accelerate repayment under any or all of our and their debt instruments and thereby force us to liquidate investments at a disadvantageous time and/or at a price which could result in losses, or allow our lenders to sell assets pledged as collateral under our financing arrangements in order to satisfy amounts due thereunder. These occurrences could have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of debt financings.
Because we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.

At December 31, 2014 we had $618.7 million of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $2.2 billion in total assets, (ii) a weighted average cost of funds of 2.33%, (iii) $760.0 million in debt outstanding (i.e., assumes that the full $760.0 million available to us under the revolving credit facilities we have with Wells Fargo and Deutsche Bank is outstanding) and (iv) $1.4 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	- %	5%	10%
Corresponding return to stockholders (1)	(16.51)%	(8.87)%	(1.23)%	6.41%	14.05%
___________________
(1) In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2014 total assets of at least 0.80%.

As of December 31, 2014, the Wells Fargo Facility provided for borrowings in an aggregate principal amount of up to $300.0 million on a committed basis, with a term that extends through April 26, 2018, the Deutsche Bank Facility provided for borrowings in an aggregate principal amount of up to $60.0 million on a committed basis, with a term of 36 months, and the Citi Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, with a term of 24 months. In connection with entering into the Wells Fargo Facility, we completely repaid the revolving credit facility we had with Main Street Capital Corporation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for more information about these financing arrangements.

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

We are subject to risks associated with our debt securitization/repurchase agreement financing facility.

On April 7, 2015, the Company and our wholly-owned, special-purpose financing subsidiary, BDCA Helvetica Funding, Ltd., or Helvetica Funding, entered into a debt securitization and repurchase agreement financing facility with UBS AG, London Branch, or UBS, pursuant to which up to $150 million was made available to us to fund investments and for other general corporate purposes. The financing transaction with UBS is structured initially as a debt securitization by Helvetica Funding, referred to herein as the Debt Securitization, and is followed by a repurchase transaction between the Company and UBS, referred to herein as the Repurchase Transaction and, collectively with the Debt Securitization, the UBS Facility. Generally, under the Debt Securitization, the Company transfers existing loan investments to Helvetica Funding, which is established solely for the purpose of holding income producing assets and related investments, referred to herein collectively as Loan Assets, and issuing debt secured by Loan Assets. The Company completes the borrowing by receiving all of the notes issued by Helvetica Funding, transferring all such notes to UBS under a repurchase agreement between the Company and UBS and receiving cash from UBS under such Repurchase Transaction.

Pursuant to the Debt Securitization, Loan Assets in our portfolio may be sold and/or contributed by us from time to time to Helvetica Funding pursuant to a master loan purchase agreement, dated as of April 7, 2015, between us and Helvetica Funding, or the Loan Purchase Agreement, and the terms of other transaction documents for the Debt Securitization, referred to herein as the Transaction Documents. The Loan Assets held by Helvetica Funding will secure the obligations of Helvetica Funding under the notes issued by Helvetica Funding, or the Notes, on April 7, 2015, or the Closing Date, pursuant to an indenture, dated as of April 7, 2015, or the Indenture, with U.S. Bank, as trustee. Pursuant to the Indenture, the aggregate principal amount of Notes that may be issued by Helvetica Funding is $300 million. On the Closing Date, the Company purchased all of the Notes issued by Helvetica Funding at a purchase price equal to their par value. All principal and any unpaid interest on the Notes will be due and payable on the stated maturity date of April 7, 2025. The Notes do not have a stated interest rate. Instead, after payment of administrative fees and expenses under the Indenture, interest on the Notes is paid from and to the extent of any remaining interest payments received on the Loan Assets. Principal payments received on the Loan Assets are either invested in eligible investments under the Indenture, available to be used for redemption of the Notes or utilized to acquire additional Loan Assets securing the Notes. Pursuant to the Transaction Documents, on the Closing Date the Company made an equity investment in Helvetica Funding in an amount equal to $100,000. The Company is required under the Transaction Documents to invest additional amounts from time to time to pay administrative costs and expenses under the Transaction Documents whenever the balance of funds available is or, after giving effect to a payment, will be less than $100,000.

The Company, in turn, has entered into a Repurchase Transaction with UBS pursuant to the terms of a global master repurchase agreement and related annex, dated as of March 31, 2015, and the related confirmation thereto, dated as of the Closing Date, collectively the Repurchase Agreement. Pursuant to the Repurchase Agreement, on the Closing Date UBS purchased the Notes held by the Company for an aggregate purchase price equal to 50% of the principal amount of Notes. Under the Repurchase Agreement, the maximum outstanding principal amount of the Notes that may be purchased at the 50% discount is $300 million and the maximum outstanding purchase price under the Repurchase Agreement is $150 million. The scheduled repurchase date under the Repurchase Agreement is April 7, 2018, or the Scheduled Repurchase Date. Under the terms of the Repurchase Agreement, the Company is required at all times to maintain overcollateralization for the repurchase obligations at a rate equal to two times the aggregate outstanding purchase price. Overcollateralization is maintained through margin call provisions in the Repurchase Agreement. Margin calls may not be made on the Company until the margin deficit initially exceeds 10% of the aggregate outstanding principal amount of the Notes and, thereafter, margin calls may be made on the Company anytime the margin deficit exceeds 5% of the aggregate outstanding principal amount of the Notes. Under the Repurchase Agreement, the Company is entitled to receive all interest payments and all redemption payments on the Notes. However, the Company is obligated to pay UBS a monthly transaction fee. Until the Company’s obligations under the Repurchase Agreement are satisfied, UBS is entitled to exercise all voting rights with respect to the Notes. There are mandatory and voluntary prepayment provisions in the Repurchase Agreement. A mandatory prepayment event occurs if there is an event of default and acceleration under the Transaction Documents related to Helvetica Funding or UBS is subject to a regulatory event and exercises its option to require an early repurchase date. The Company may also voluntarily prepay the outstanding purchase price under the Repurchase Agreement in whole or in part but only to the extent there has been a redemption of the Notes and such voluntary prepayment is limited to 50% of the redemption amount. Any mandatory prepayment (other than a UBS regulatory event) and any voluntary prepayment requires the payment by the Company of a breakage fee, or Breakage Fee, equal to the present value of the transaction fee payable to UBS from the prepayment date to the Scheduled Repurchase Date.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition, Liquidity and Capital Resources-UBS Financing" for a more detailed discussion of the terms of this debt securitization facility.

As a result of this UBS Facility, we are subject to certain risks, including those set forth below.

Our equity investment in Helvetica Funding is subordinated to the debt obligations of Helvetica Funding.

Any dividends or other payments in respect of our equity interest in Helvetica Funding are subordinated in priority of payment to the Notes. In addition, Helvetica Funding is subject to certain payment restrictions set forth in the Indenture in respect of our equity interest.

We will receive cash distributions based on our investment in Helvetica Funding only if and when the Notes are paid in full. We cannot assure you that distributions on the Loan Assets held by Helvetica Funding will be sufficient to make any distributions to us or that the yield on our investment in Helvetica Funding will meet our expectations.

Our equity investment in Helvetica Funding is unsecured and ranks behind all of the creditors, known or unknown, of Helvetica Funding, including the holders of the Notes. Consequently, if the value of Helvetica Funding's Loan Assets decrease as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the Loan Assets, prepayments, changes in interest rates generally and/or other market or industry factors, the value of our equity investment in Helvetica Funding could be reduced. Accordingly, our investment in Helvetica Funding may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment.

In addition, if the value of Helvetica Funding's Loan Assets decrease and Helvetica Funding is unable to make any required payments under the Indenture, the Repurchase Agreement and/or other Transaction Documents, the Company may, in turn, be required to contribute additional capital contributions to Helvetica Funding, satisfy margin calls under the Repurchase Agreement, sell or dispose of Loan Assets and/or contribute additional Loan Assets to the Debt Securitization.

Our equity investment in Helvetica Funding has a high degree of leverage.

The maximum aggregate principal amount of Notes permitted to be issued by Helvetica Funding under the Indenture is $300 million. Our current equity investment in Helvetica Funding is $100,000. The market value of our equity investment in Helvetica Funding may be significantly affected by a variety of factors, including changes in the market value of the Loan Assets held by Helvetica Funding, changes in distributions on the assets held by Helvetica Funding, defaults and recoveries on those Loan Assets, capital gains and losses on those Loan Assets, prepayments on those Loan Assets and other risks associated with those Loan Assets. Our investment in Helvetica Funding may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment. The leveraged nature of our equity investment may magnify the adverse impact of any loss on our equity investment.

The interests of UBS, as the holder of the Notes, may not be aligned with our interests, and we will not have control over remedies in respect of the Notes.

The Notes rank senior in right of payment to any equity securities issued by Helvetica Funding. As a result, there are circumstances in which the interests of UBS, as the holder of the Notes, may not be aligned with our interests. For example, under the terms of the Notes, UBS has the right to receive payments of principal and interest prior to Helvetica Funding making any distributions or dividends to holders of its equity securities.

For as long as the Notes remain outstanding, UBS has the right to act in certain circumstances with respect to the portfolio of Loan Assets that secure the obligations of Helvetica Funding under the Notes in ways that may benefit their interests but not ours, including by exercising remedies or directing the Indenture trustee to declare events of default under or accelerate the Notes in accordance with the terms of the Indenture. UBS has no obligation to consider any possible adverse effect that actions taken may have on our equity interests. For example, upon the occurrence of an event of default with respect to the Notes, the trustee, which is currently U.S. Bank, may declare the outstanding principal amount of all of the Notes, together with any accrued interest thereon, to be immediately due and payable. This would have the effect of accelerating the outstanding principal amount of the Notes and triggering a repayment obligation on the part of Helvetica Funding. Helvetica Funding may not have proceeds sufficient to make required payments on the Notes and make any distributions to us. Any failure of Helvetica Funding to make distributions on the equity interests we hold could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our shareholders in amounts sufficient to maintain our qualification as a RIC, or at all.

Helvetica Funding’s Loan Assets may fail to meet certain eligibility criteria and/or become defaulted assets, which would have an adverse effect on us.

The Loan Assets must at all times satisfy certain loan eligibility criteria set forth in the Indenture and certain other eligibility criteria and portfolio concentration limits set forth in the Repurchase Agreement. If any such eligibility criteria is not satisfied under the Indenture or a Loan Asset becomes a defaulted obligation, the Loan Asset must be removed from the collateral and sold. In addition, if any such event occurs under the Indenture, or the eligibility criteria or portfolio concentration limits set forth in the Repurchase Agreement are not satisfied, the market value of any such Loan Asset is treated as zero under the Repurchase Agreement. If the market value of a Loan Asset is zero, it will likely result in a margin call under the Repurchase Agreement if the threshold amount is satisfied. We may be required to contribute additional Loan Assets to Helvetica Funding, sell or dispose of assets or make additional borrowings to satisfy the obligations under the Indenture and Repurchase Agreement. This could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our shareholders in amounts sufficient to maintain our qualification as a RIC, or at all.

The market value of the Loan Assets may decline causing us to commit additional capital in order to meet certain margin posting, which would have an adverse effect on the timing of payments to us.

If at any time during the term of the UBS Facility the market value of the Notes (measured by reference to the market value of Helvetica Funding's portfolio of Loan Assets and other collateral) declines and is less than the required margin amount under the Repurchase Agreement and such deficiency exceeds the applicable threshold, we will be required to post cash collateral with UBS to correct such deficiency. In such event, in order to satisfy this requirement, we may be required to contribute additional Loan Assets to Helvetica Funding, sell or dispose of assets or make additional borrowings. This could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our shareholders in amounts sufficient to maintain our qualification as a RIC, or at all.

Restructurings of investments held by Helvetica Funding, if any, may decrease their value and reduce the value of our equity interest in Helvetica Funding.

As collateral manager, subject to certain material actions that require the consent of UBS, we have authority to direct and supervise the investment and reinvestment of the Loan Assets held by Helvetica Funding, which may require from time to time the execution of amendments, waivers, modifications and other changes to the investment documentation in accordance with the related investment management agreement we have entered into with Helvetica Funding. During periods of economic uncertainty and recession, the necessity for amendments, waivers, modifications and restructurings of investments may increase. Such amendments, waivers, modifications and other restructurings may change the terms of the investments and, in some cases, may result in Helvetica Funding holding Loan Assets that do not meet certain specified criteria for the investments made by it, and also could adversely impact the market value of such investments and thereby the market value of the Notes, which in turn could adversely impact the ability of the Company to meet margin calls. Any amendment, waiver, modification or other restructuring that affects the market value of the Loan Assets underlying the Notes, and therefore reduces our ability to meet margin calls under the Repurchase Agreement, will make it more likely that Helvetica Funding will need to retain assets, including cash, to increase the market value of the assets underlying the Notes and for us to post cash collateral with UBS in an amount equal to the related margin deficit after giving effect to the applicable threshold. Any such use of cash by Helvetica Funding would reduce distributions available to us or delay the timing of distributions to us.

We may not receive cash from Helvetica Funding.

We receive cash from Helvetica Funding only to the extent that Helvetica Funding makes distributions to us. Helvetica Funding may make distributions to us, in turn, only to the extent permitted by the Indenture. The Indenture generally provides that distributions by Helvetica Funding may not be made unless all amounts then due and owing with respect to the Notes have been paid in full. If we do not receive cash from Helvetica Funding, we may be unable to make distributions to our shareholders in amounts sufficient to maintain our qualification as a RIC, or at all. We also could be forced to sell investments in our portfolio at less than their fair value in order to continue making such distributions.

We are subject to the credit risk of UBS.

If UBS fails to sell the Notes back to us at the end of the applicable period, our recourse will be limited to an unsecured claim against UBS for the difference between the value of such Notes at such time and the net amount that would be owing by us to UBS had UBS performed under the UBS Facility. The ability of UBS to satisfy such a claim will be subject to UBS's creditworthiness at that time.

No market for the resale of the Notes exists.

If the Company is the holder of the Notes, no market for resale of the Notes exists. The Notes are highly illiquid, not suitable for short-term trading, no secondary market may develop and the Notes are a highly-leveraged investment in a portfolio consisting primarily of Loan Assets, which may expose the Notes to disproportionately large losses.

Payments on the Notes depend on the performance of the Loan Asset portfolio.

Payments on the Notes are not guaranteed, but are dependent on the performance of the Loan Assets and other assets or investments held by Helvetica Funding. Due to the structure of the transaction and the performance of the Loan Assets and other assets or investments held by Helvetica Funding, it is possible that payments on the Notes may be deferred, reduced or eliminated entirely. The holders of the Notes are not entitled to a stated return on their investment and Helvetica Funding will have no significant assets other than the Loan Assets, and payments on the Notes will be payable solely from and to the extent of the available proceeds from the Loan Assets and other assets of Helvetica Funding, in accordance with the priority of payments established under the Indenture. If the payments on the Notes are insufficient or non-existent, it will impact the Company’s ability to pay the amounts owed by the Company under the Indenture, the Repurchase Agreement and other Transaction Documents. In such event, in order to satisfy the payment obligations, we may be required to contribute additional Loan Assets to Helvetica Funding, sell or dispose of assets or make additional borrowings. This could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our shareholders in amounts sufficient to maintain our qualification as a RIC, or at all.

Events of Default by the Company or Helvetica Funding may result in the sale of the Loan Asset portfolio at prices less than fair market value.

An event of default by the Company under the Repurchase Agreement is an event of default under the Indenture and other Transaction Documents. Likewise, an event of default by the Helvetica Funding under the Indenture results in an event of default under the Transaction Documents and a mandatory repayment of the aggregate outstanding purchase price by the Company under the Repurchase Agreement, which repurchase requires payment by the Company of the Breakage Fee. A default by the Company under the Indenture can also result in an event of default under the Transaction Documents. Upon the occurrence of any of these events of default and the acceleration of the indebtedness under the Indenture, the portfolio of Loan Assets is required to be sold or disposed of in accordance with the Indenture. If the Loan Assets are sold under these circumstances due to any such defaults, the value of the Loan Assets may be sold for less than fair market value. As a result, we may be required to contribute additional capital to Helvetica Funding, sell or dispose of assets or make additional borrowings to satisfy the obligations under the Indenture, the Repurchase Agreement and the other Transaction Documents. This could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our shareholders in amounts sufficient to maintain our qualification as a RIC, or at all.

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

Federal Income Tax Risks

We may be subject to corporate-level U.S. federal taxes if we fail to maintain our qualification as a RIC.

To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

•
The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss, if any. We may be subject to corporate-level U.S. federal income tax on any of our undistributed income or gain. Additionally, we will be subject to a 4% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. Because we use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

If we fail to maintain RIC tax treatment for any reason and are subject to corporate-level U.S. federal income tax on all of our income, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Even if we qualify as a RIC, we will be required to pay corporate-level U.S. federal income taxes on any income or capital gains that we do not distribute to stockholders. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, you will be taxed as though you received a distribution of some of our expenses and may be limited in your ability to deduct such expenses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 405 Park Avenue, 14th Floor, New York, NY 10022. We believe that our current office facilities are adequate for our business as we intend to conduct it.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2014, neither we nor our Adviser are defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.

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

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2014:

Title of Class	Amount Authorized	Amount Issued
Common Stock, par value $0.001 per share	450,000,000	157,534,040

As of December 31, 2014, we had issued 157.5 million shares of common stock for gross proceeds of $1.7 billion, including shares issued pursuant to the DRIP and shares purchased by the Sponsor. As of December 31, 2014, we had repurchased 0.6 million shares of common stock for payments of $6.1 million. As of December 31, 2014, we had 35,334 record holders of our common stock.

Distributions

We declared our first distribution on June 23, 2011 and have declared and paid cash distributions to our stockholders on a monthly basis since such time. We calculate each stockholder’s specific distribution amount for the month using record and declaration dates, and the stockholder's distributions will begin to accrue on the date we accept their subscription for shares of our common stock. From time-to-time, we may also pay interim distributions at the discretion of our board of directors. Each year a statement on Internal Revenue Service Form 1099-DIV (or such successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, and/or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from this offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. No portion of the distributions paid during the year ended December 31, 2014 represented a return of capital for tax purposes.

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

The following table reflects the cash distributions per share that we have paid on our common stock to date (dollars in thousands except per share amounts):

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2011:
September 30, 2011	October 3, 2011	$0.07	$13	$13	$26
October 31, 2011	November 1, 2011	0.07	20	14	34
November 30, 2011	December 1, 2011	0.06	25	17	42
December 31, 2011	January 3, 2012	0.06	35	21	56
			$93	$65	$158
2012:
January 31, 2012	February 1, 2012	$0.06	$47	$26	$73
February 29, 2012	March 1, 2012	0.06	80	34	114
March 31, 2012	April 2, 2012	0.06	118	48	166
April 30, 2012	May 1, 2012	0.06	157	65	222
May 31, 2012	June 1, 2012	0.07	289	91	380
June 30, 2012	July 2, 2012	0.06	313	113	426
July 31, 2012	August 1, 2012	0.07	361	146	507
August 31, 2012	September 4, 2012	0.07	394	173	567
September 30, 2012	October 1, 2012	0.06	429	203	632
October 31, 2012	November 1, 2012	0.07	505	247	752
November 30, 2012	December 3, 2012	0.07	612	287	899
December 17, 2012	December 27, 2012	0.09	917	462	1,379
December 31, 2012	January 2, 2013	0.07	682	341	1,023
			$4,904	$2,236	$7,140
2013:
January 31, 2013	February 1, 2013	$0.07	$787	$395	$1,182
February 28, 2013	March 1, 2013	0.06	797	408	1,205
March 31, 2013	April 1, 2013	0.07	1,008	525	1,533
April 30, 2013	May 1, 2013	0.07	1,098	590	1,688
May 31, 2013	June 3, 2013	0.07	1,276	755	2,031
June 30, 2013	July 1, 2013	0.07	1,396	893	2,289
July 31, 2013	August 1, 2013	0.07	1,608	1,071	2,679

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
August 31, 2013	September 2, 2013	0.07	1,764	1,285	3,049
September 30, 2013	October 1, 2013	0.07	1,868	1,408	3,276
October 31, 2013	November 1, 2013	0.07	2,092	1,673	3,765
November 30, 2013	December 2, 2013	0.07	2,225	1,799	4,024
December 31, 2013	January 2, 2014	0.07	2,504	2,074	4,578
			$18,423	$12,876	$31,299
2014:
January 31, 2014	February 4, 2014	$0.07	$2,717	$2,317	$5,034
February 28, 2014	March 3, 2014	0.06	2,751	2,399	5,150
March 31, 2014	April 1, 2014	0.07	3,499	3,197	6,696
April 30, 2014	May 1, 2014	0.07	3,816	3,610	7,426
May 30, 2014	June 2, 2014	0.07	4,383	4,244	8,627
June 30, 2014	July 1, 2014	0.07	4,584	4,533	9,117
July 31, 2014	August 1, 2014	0.07	5,029	4,986	10,015
August 29, 2014	September 1, 2014	0.07	5,160	5,097	10,257
September 30, 2014	October 2, 2014	0.07	5,198	5,120	10,318
October 31, 2014	November 3, 2014	0.07	5,550	5,510	11,060
November 30, 2014	December 2, 2014	0.07	5,529	5,483	11,012
December 31, 2014	January 2, 2015	0.07	5,852	5,735	11,587
			$54,068	$52,231	$106,299
2015:
January 31, 2015	February 4, 2015	$0.07	$5,943	$5,797	$11,740
February 28, 2015	March 2, 2015	0.07	5,521	5,235	10,756
March 31, 2015	April 1, 2015	0.07	6,265	5,898	12,163
			$17,729	$16,930	$34,659
			$95,217	$84,338	$179,555

The table below shows changes in our offering price and distribution rates since the commencement of our public offering.

Announcement Date	New Public Offering Price	Effective Date	Daily Distribution Amount per share	Annualized Distribution Rate
November 14, 2011	$10.26	November 16, 2011	0.002221920	7.90%
May 1, 2012	$10.44	June 1, 2012	0.002215850	7.75%
August 14, 2012	$10.50	September 4, 2012	0.002246575	7.81%
September 24, 2012	$10.60	October 16, 2012	0.002246575	7.74%
October 15, 2012	$10.70	November 1, 2012	0.002273973	7.76%
February 5, 2013	$10.80	February 18, 2013	0.002293151	7.75%
February 25, 2013	$10.90	March 1, 2013	0.002314384	7.75%
April 3, 2013	$11.00	April 16, 2013	0.002335616	7.75%
August 15, 2013	$11.10	August 16, 2013	0.002356849	7.75%
October 29, 2013	$11.20	November 1, 2013	0.002378082	7.75%

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

We may fund our cash distributions to stockholders from any sources of funds available to us including expense payments from our Adviser that are subject to reimbursement to it as well as offering proceeds and borrowings. We have not established limits on the amount of funds we may use from available sources to make distributions. Prior to June 30, 2012, a substantial portion of our distributions were made possible by Expense Support Payments made by our Adviser that are subject to reimbursement by us within three years from the date such payment obligations were incurred. The purpose of this arrangement could be to avoid such distributions being characterized as returns of capital for U.S. GAAP or tax purposes. Despite this, we may still have distributions which could be characterized as a return of capital for tax purposes. However, during the years ended December 31, 2014 and December 31, 2013, no portion of our distributions were characterized as a return of capital for tax purposes. You should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. You should also understand that our future reimbursements of such Expense Support Payments will reduce the distributions that you would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. The Adviser has no obligation to make Expense Support Payments in future periods. No Expense Support Payments were made by our Adviser in the fiscal years ended December 31, 2014 and December 31, 2013. For the fiscal year ended December 31, 2012, if Expense Support Payments of $0.3 million were not made by our Advisor, approximately 4% of the distribution rate would have been a return of capital.

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

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the year ended December 31, 2014 is derived from our consolidated financial statements which have been audited by KPMG, LLP, our independent registered public accounting firm as stated in their report. The following selected financial data for the years ended December 31, 2013, 2012 and 2011 and for the period from May 5, 2010 (Inception) to December 31, 2010 is derived from our consolidated financial statements which have been audited by Grant Thornton, LLP, our former independent registered public accounting firm as stated in their report. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report (dollars in thousands except share and per share data):

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Period from May 5, 2010 (Inception) to December 31, 2010
Statement of operations data:
Investment income	$138,281	$31,393	$6,914	$308	$—
Operating expenses
Total expenses	53,329	20,128	4,377	967	8
Less: Expense waivers and reimbursements from Adviser	1,335	1,827	1,877	818	—
Net expenses	51,994	18,301	2,500	149	8
Net investment loss attributable to noncontrolling interests	(68)	—	—	—	—
Net investment income (loss)	86,355	13,092	4,414	159	(8)
Net realized and unrealized gain (loss) on investments and total return swap	(3,767)	29,652	5,086	(22)	—
Net change in unrealized depreciation attributable to non-controlling interests	(660)	—	—	—	—
Net deferred income tax expense on unrealized appreciation of investments	(2,388)	—	—	—	—
Net increase (decrease) in net assets resulting from operations	$79,540	$42,744	$9,500	$137	$(8)
Per share data:*
Net investment income (loss)	$0.71	$0.36	$0.63	$0.74	$(0.35)
Net increase (decrease) in net assets resulting from operations	$0.65	$1.17	$1.36	$0.64	$(0.35)
Distributions declared	$0.87	$0.85	$1.06	$0.74	$—
Balance sheet data:
Total assets	$2,187,942	$841,641	$186,877	$16,250	$1,177
Credit facilities payable	$618,712	$132,687	$33,907	$5,900	$—
Total net assets	$1,535,423	$627,903	$140,685	$8,207	$192
Other data:
Total return (1)	7.63%	14.12%	15.19%	7.66%	(3.89)%
Number of portfolio company investments at year end (2)	110	83	39	34	—
______________
*Per share information for the year ended December 31, 2011 and for the period from May 5, 2010 (Inception) to December 31, 2010 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.
(1) Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the years ended December 31, 2014, December 31, 2013, December 31, 2012 and December 31, 2011 includes the effect of expense waivers and reimbursements which equaled 0.11%, 0.51%, 2.35% and 27.64% respectively. For the period from May 5, 2010 (Inception) to December 31, 2010, there was no expense waiver or reimbursement. Total returns covering less than a full period are not annualized.
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

Overview

We are a specialty finance company incorporated in Maryland in May 2010. We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act") and is applying the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946, "Financial Services - Investment Companies" ("ASC 946"). We are therefore required to comply with certain regulatory requirements. We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually hereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). We are managed by BDCA Adviser, LLC (the "Adviser"), a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). The Adviser oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio. Our Adviser is indirectly wholly-owned by our sponsor, AR Capital, LLC (the "Sponsor").

On January 25, 2011, we commenced our initial public offering (the "IPO") on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. We sold 22,222 shares of common stock to our Adviser on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. On August 25, 2011, we raised sufficient funds to break escrow on our IPO and commenced operations as of that date. On February 1, 2012, our Adviser contributed an additional $1,300,000 to purchase 140,784 shares of our common stock at $9.234 per share so that the aggregate contribution by our Adviser was $1,500,000. Our Adviser will not tender any amount of its shares for repurchase as long it continues to serve as our investment adviser. On July 1, 2014, our registration statement on Form N-2 (File No. 333-193241) for our follow-on offering (the "Follow-on") was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, our IPO was terminated. Under the Follow-on, we can offer up to 101,100,000 shares of common stock. As of December 31, 2014, we had issued 157.5 million shares of common stock for gross proceeds of $1.7 billion including the shares purchased by the Sponsor and shares issued under our distribution reinvestment plan ("DRIP"). As of December 31, 2014, we had repurchased a cumulative 0.6 million shares of common stock for payments of $6.1 million.

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in first and second lien senior secured loans and mezzanine debt issued by middle market companies. We define middle market companies as those with annual revenues between $10 million and $1 billion. We may also purchase interests in loans through secondary market transactions in the "over-the-counter" market for institutional loans. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. We may invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles ("Collateralized Securities"). Structurally, Collateralized Securities are entities that are formed to manage a portfolio of senior secured loans made to companies whose debt is rated below investment grade or, in limited circumstances, unrated. The senior secured loans within these Collateralized Securities meet specified credit and diversity criteria and are subject to concentration limitations in order to create a diverse investment portfolio. We expect that each investment will generally range between approximately 0.5% to 3.0% of our total assets. In most cases, companies to whom we provide customized financing solutions will be privately held.

In addition, we are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities (excluding borrowings) to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with Wells Fargo, Deutsche Bank and Citibank, N.A. (“Citi”). We previously had entered into a total return swap agreement (“TRS”) through a wholly owned, consolidated subsidiary, 405 TRS I, LLC (“405 Sub”) with Citi but we terminated the TRS with Citi in June 2014. For a detailed discussion of the TRS and our current credit facilities, please refer to “Item 1. Business - Leverage” below.

We have formed and expect to continue to form consolidated subsidiaries (the “Consolidated Holding Companies”). These Consolidated Holding Companies enable us to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

While the structure of our investments is likely to vary, we may invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants and other instruments, many of which generate current yields. If our Adviser deems appropriate, we may invest in more liquid senior secured and second lien debt securities, some of which may be traded over the counter. We will make such investments to the extent allowed by the 1940 Act and consistent with our continued qualification as a RIC for federal income tax purposes. For a discussion of the risks inherent in our portfolio investments, please see the discussion under Part I, Item 1A “Risk Factors”.

As of December 31, 2014, our investment portfolio totaled $1.9 billion and consisted of $997.7 million of senior secured first lien debt, $268.4 million of senior secured second lien debt, $60.9 million of subordinated debt, $364.9 million of collateralized securities and $225.1 million of equity and other investments. Our overall portfolio consisted of 110 portfolio companies with an average investment size of $15.2 million, a weighted average current yield on debt investments of 10.4% exclusive of any loan discounts, and was invested 52.0% in senior secured first lien debt, 14.0% in senior secured second lien debt, 3.2% in subordinated debt, 19.1% in collateralized securities and 11.7% in equity and other investments.

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

We have entered into a fund administration servicing agreement and a fund accounting servicing agreement with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting and compliance support, necessary to operate. On August 13, 2012, we entered into a custody agreement with U.S. Bank National Association (“U.S. Bank”). Under the custody agreement, U.S. Bank will hold all of our portfolio securities and cash for certain of our subsidiaries, and will transfer such securities or cash pursuant to our instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the IPO. The Adviser and the Dealer Manager are related parties and receive compensation and fees for services related to the IPO and for the investment and management of our assets. The Adviser receives fees during the offering and operational stages while the Dealer Manager receives fees during the offering stage.

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

Valuation of Portfolio Investments

Portfolio investments are reported on the consolidated statements of assets and liabilities at fair value. On a quarterly basis the Adviser performs an analysis of each investment to assist the Board in its determination of fair value as follows:

Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. The Adviser may also obtain quotes with respect to certain of the Company's investments from pricing services or brokers or dealers in order to value assets. When doing so, the Adviser determines whether the quote obtained is readily available according to U.S. GAAP to determine the fair value of the security. If determined readily available, the Adviser uses the quote obtained.

Investments without a readily determined market value are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Adviser may take into account in fair value pricing the Company's investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.

For an investment in an investment fund that does not have a readily determinable fair value, the Adviser measures the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of Financial Accounting Standards Board, ("FASB"), Accounting Standards Codification, ("ASC"), Topic 946, Financial Services-Investment Companies, as of the Company's measurement date. The value of our TRS was primarily based on the increase or decrease in the value of the loans underlying the TRS, as determined by Citi based upon indicative pricing by an independent third-party pricing service.

For investments in Collateralized Securities, the Adviser models both the assets and liabilities of each Collateralized Securities' capital structure. The model uses a waterfall engine to store the collateral data, generate collateral cash flows from the assets, and distribute the cash flows to the liability structure based on the priority of payments. The waterfall cash flows are discounted using rates that incorporate risk factors such as default risk, recovery risk, prepayment risk, reinvestment risk, and interest rate risk, among others. In addition, the Adviser considers broker quotations and/or quotations provided by pricing services as an input to determining fair value when available.

With respect to investments for which market quotations are not readily available, the Adviser undertakes a multi-step valuation process each quarter, as described below:

•	Each portfolio company or investment will be valued by the Adviser, potentially with assistance from one or more independent valuation firms engaged by our board of directors;

•	The independent valuation firm(s), if involved, will conduct independent appraisals and make an independent assessment of the value of each investment; and

•
Our board of directors determines the fair value of each investment, in good faith, based on the input of our Adviser, independent valuation firm (to the extent applicable) and the audit committee of our board of directors.

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

Income Taxes

We have elected to be treated for federal income tax purposes, and intend to qualify thereafter, as a RIC under Subchapter M of the Code. Generally, a RIC is exempt from federal income taxes if it distributes at least 90% of its ‘‘investment company taxable income,’’ as defined in the Code, each year. Distributions declared prior to the filing of the previous year's tax return and paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to distribute sufficient distributions to maintain our RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income each calendar year and 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes.

New Accounting Pronouncements

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

Portfolio and Investment Activity

During the year ended December 31, 2014, we made $2.5 billion of investments in new portfolio companies and had $1.3 billion in aggregate amount of exits and repayments, resulting in net investments of $1.2 billion for the period.

Our portfolio composition, based on fair value at December 31, 2014 was as follows:

	December 31, 2014
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	52.0%	8.2%
Senior Secured Second Lien Debt	14.0	9.9
Subordinated Debt	3.2	12.9
Collateralized Securities (2)	19.1	15.1
Equity/Other	11.7	N/A
Total	100.0%	10.4%
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

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2014 (dollars in thousands):

	At December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles (1)	$518,685	27.0%
Health Care Providers & Services	113,015	5.8
Aerospace & Defense	105,770	5.4
Food Products	73,185	3.8
Diversified Consumer Services	71,287	3.7
Automotive	68,280	3.6
Hotels, Restaurants & Leisure	65,027	3.4
Publishing	63,770	3.3
Software	57,248	3.0
Media	52,773	2.8
Building Products	50,960	2.7
Consumer Finance	49,535	2.6
Retailers (except food & drug)	49,000	2.6
Commercial Services & Supplies	48,928	2.6
Professional Services	42,310	2.2
Electronic Equipment, Instruments & Components	41,075	2.1
Business Equipment & Services	38,549	2.0
Diversified Telecommunication Services	37,199	1.9
Marine	35,494	1.9
Internet Software & Services	33,162	1.7
Real Estate Management & Development	31,924	1.7
Banking, Finance, Insurance & Real Estate	31,523	1.6
Transportation Infrastructure	27,975	1.5
Advertising	19,624	1.0
Diversified Financial Services	18,863	1.0
Health Care	16,660	0.9
Capital Markets	16,295	0.9
Freight & Logistics	15,563	0.8
Wireless Telecommunication Services	13,749	0.7
Auto Components	12,870	0.7
Communications Equipment	12,617	0.7
Road & Rail	12,499	0.7
Technology - Enterprise Solutions	12,224	0.6
Textiles, Apparel & Luxury Goods	11,823	0.6
IT Services	10,927	0.6
Steel	9,771	0.5
Healthcare & Pharmaceuticals	9,625	0.5
Chemicals	9,609	0.5
Oil, Gas & Consumable Fuels	7,598	0.4
Total	$1,916,991	100.0%
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
(3) Diversified Investment Vehicles consists of Collateralized Securities and equity investments in funds.

The following table presents the fair value measurements at December 31, 2014 for Level 3 investments (dollars in thousands):

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
Acrisure, LLC	Senior Secured Second Lien Debt	$8,820	0.5%
Amports, Inc.	Senior Secured First Lien Debt	14,986	0.8
Applied Merchant Systems West Coast, Inc.	Senior Secured First Lien Debt	18,863	1.0
Appriss Holdings, Inc.	Senior Secured Second Lien Debt	14,775	0.8
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	31,280	1.6
Boston Market Corporation	Senior Secured Second Lien Debt	15,041	0.8
Carlyle GMS Finance, Inc.	Equity/Other	2,970	0.2
Chicken Soup for the Soul Publishing, LLC	Senior Secured First Lien Debt	30,048	1.6
CIG Financial, LLC	Senior Secured Second Lien Debt	15,000	0.8
CPX Interactive Holdings, LP - Series A Convertible Preferred Shares	Equity/Other	6,000	0.3
CPX Interactive Holdings, LP - Warrants	Equity/Other	651	—
CPX Interactive Holdings, LP	Senior Secured Second Lien Debt	18,277	1.0
CREDITCORP	Senior Secured Second Lien Debt	12,852	0.7
Crowley Holdings, Inc. - Series A Preferred Stock	Equity/Other	25,444	1.3
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	22,553	1.2
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	26,479	1.4
Danish CRJ LTD.	Equity/Other	260	—
Danish CRJ LTD.	Senior Secured First Lien Debt	181	—
Eagle Rx, LLC	Senior Secured First Lien Debt	16,024	0.8
ECI Acquisition Holdings, Inc.	Senior Secured First Lien Debt	12,224	0.6
Epic Health Services, Inc.	Senior Secured First Lien Debt	15,508	0.8
ERG Holding Company	Senior Secured First Lien Debt	14,370	0.7
Evolution Research Group - Preferred Equity	Equity/Other	492	—
EZE Trucking, Inc.	Senior Secured First Lien Debt	12,499	0.7
Fifth Street Senior Loan Fund I, LLC	Equity/Other	35,000	1.7
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	27,128	1.4
Gold, Inc.	Subordinated Debt	11,823	0.6
H.D. Vest, Inc.	Senior Secured Second Lien Debt	8,791	0.5
Hanna Anderson, LLC	Senior Secured First Lien Debt	14,896	0.8
HIG Integrity Nutraceuticals	Equity/Other	—	—
High Ridge Brands Co.	Senior Secured Second Lien Debt	22,309	1.2
Icynene US Acquisition Corp.	Senior Secured First Lien Debt	50,960	2.7
ILC Dover LP	Senior Secured First Lien Debt	14,135	0.7
InMotion Entertainment Group, LLC	Senior Secured First Lien Debt	11,795	0.6
IntegraMed America, Inc.	Senior Secured First Lien Debt	3,648	0.2
Integrity Nutraceuticals, Inc.	Senior Secured First Lien Debt	29,150	1.5
Interblock USA L.C.	Senior Secured Second Lien Debt	22,732	1.2
J. C. Bromac Corporation (dba EagleRider, Inc.)	Senior Secured Second Lien Debt	9,873	0.5
K&N Engineering, Inc.	Senior Secured Second Lien Debt	12,764	0.7
K2 Pure Solutions NoCal, L.P.	Senior Secured First Lien Debt	9,609	0.5
Kahala Ireland OpCo LLC	Senior Secured First Lien Debt	47,843	2.5
Kahala Ireland OpCo LLC. - Common Equity	Equity/Other	5,275	0.2
Kahala Ireland OpCo LLC. - Profit Participating Note	Equity/Other	1,625	0.1
Kahala US OpCo LLC	Senior Secured First Lien Debt	7,131	0.4
Kahala US OpCo LLC	Equity/Other	7,500	0.4
Land Holdings I, LLC	Senior Secured First Lien Debt	30,677	1.6
Linc Energy Finance USA, Inc.	Senior Secured Second Lien Debt	7,598	0.4
MBLOX Inc. - Warrants	Equity/Other	—	—
MCS AMS Sub-Holdings LLC	Senior Secured First Lien Debt	12,457	0.6

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
MidOcean Credit CLO II, LLC	Collateralized Securities	$33,712	1.8%
MidOcean Credit CLO III, LLC	Collateralized Securities	36,120	1.9
MidOcean Credit CLO IV, LLC	Collateralized Securities	18,500	1.0
Motorsports Aftermarket Group, Inc.	Senior Secured First Lien Debt	20,646	1.1
National Technical Systems, Inc.	Senior Secured First Lien Debt	18,467	1.0
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	30,474	1.7
NextCare, Inc.	Senior Secured First Lien Debt	19,453	1.0
NMFC Senior Loan Program I, LLC	Equity/Other	49,371	2.6
Noosa Acquirer, Inc.	Senior Secured Second Lien Debt	24,625	1.3
North Atlantic Trading Company, Inc.	Senior Secured First Lien Debt	19,410	1.0
Ocean Trails CLO V, LTD	Collateralized Securities	34,607	1.8
OFSI Fund VI, Ltd. - Subordinated Notes	Collateralized Securities	32,707	1.7
OH Acquisition, LLC	Senior Secured First Lien Debt	7,465	0.4
Orchid Underwriters Agency, LLC	Senior Secured First Lien Debt	14,738	0.8
Orchid Underwriters Agency, LLC	Equity/Other	500	—
Park Ave Holdings, LLC - Common Shares	Equity/Other	5,551	0.3
Park Ave Holdings, LLC - Preferred Shares	Equity/Other	7,809	0.4
Park Ave Re Holdings, LLC	Subordinated Debt	6,107	0.3
PennantPark Credit Opportunities Fund II, LP	Equity/Other	10,764	0.6
PeopLease Holdings, LLC	Senior Secured First Lien Debt	11,634	0.6
Premier Dental Services, Inc.	Senior Secured First Lien Debt	23,503	1.2
Pride Plating, Inc.	Senior Secured First Lien Debt	9,811	0.5
Related Fee Agreements	Collateralized Securities	16,369	0.9
Resco Products, Inc.	Senior Secured First Lien Debt	9,771	0.5
S.B. Restaurant Co., Inc.	Subordinated Debt	—	—
S.B. Restaurant Co., Inc. - Warrants	Equity/Other	—	—
S.B. Restaurant Co., Inc. - Senior Subordinate Debt	Subordinated Debt	—	—
Schulman Associates Institutional Review Board, Inc.	Senior Secured Second Lien Debt	16,660	0.9
Silver Spring CLO, Ltd.	Collateralized Securities	27,398	1.4
SkyCross Inc. - Warrants	Equity/Other	—	—
South Grand MM CLO I, LLC	Equity/Other	27,744	1.4
Squan Holding Corp.	Senior Secured First Lien Debt	22,540	1.2
Squan Holdings Corp. - Class A Common Stock	Equity/Other	12	—
Squan Holdings Corp. - Series A Preferred Stock	Equity/Other	1,138	0.1
Steel City Media	Subordinated Debt	19,752	1.0
Surgery Center Holdings, Inc.	Senior Secured Second Lien Debt	9,625	0.5
Taqua, LLC	Senior Secured First Lien Debt	13,749	0.7
Tax Defense Network, LLC	Senior Secured First Lien Debt	30,725	1.6
Tax Defense Network, LLC	Equity/Other	700	—
Tennenbaum Waterman Fund, L.P.	Equity/Other	9,062	0.5
The SAVO Group, Ltd. - Warrants	Equity/Other	—	—
The Tennis Channel Holdings, Inc.	Senior Secured First Lien Debt	15,149	0.7
THL Credit Greenway Fund II LLC	Equity/Other	18,877	1.0
Total Outdoor Holdings Corp.	Senior Secured First Lien Debt	19,624	1.0
Transportation Insight, LLC	Senior Secured First Lien Debt	15,563	0.8
Trinity Consultants Holdings, Inc.	Senior Secured First Lien Debt	14,980	0.8
United Central Industrial Supply Company, LLC	Senior Secured First Lien Debt	7,962	0.4
US Shipping LLC	Senior Secured First Lien Debt	10,050	0.5
Visionary Integration Professionals, LLC	Subordinated Debt	10,269	0.5
Visionary Integration Professionals, LLC - Warrants	Equity/Other	658	—
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	27,570	1.4

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
World Business Lenders, LLC	Equity/Other	$4,126	0.2%
Xplornet Communications Inc. - Warrants	Equity/Other	2,306	0.1
Xplornet Communications, Inc.	Subordinated Debt	11,203	0.6
Zimbra, Inc.	Senior Secured Second Lien Debt	5,953	0.3
Zimbra, Inc.	Subordinated Debt	1,776	0.1
Zimbra, Inc. - Warrants (Second Lien Debt)	Equity/Other	138	—
Zimbra, Inc. - Warrants (Third Lien Bridge Note)	Equity/Other	1,172	0.1
Total Level 3 investments		$1,548,911	80.8%
Total Level 2 investments		$368,080	19.2%
Total Investments		$1,916,991	100.0%

The following table presents the fair value measurements at December 31, 2013 for Level 3 investments (dollars in thousands):

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
Adventure Interactive Corp.	Senior Secured First Lien Debt	$19,575	2.9%
American Importing Company, Inc.	Senior Secured First Lien Debt	10,933	1.6
Apidos XVI CLO, LTD. Subordinated Notes	Collateralized Securities	13,650	2.0
Boston Market Corporation	Senior Secured Second Lien Debt	24,625	3.5
Carlyle GMS Finance, Inc.	Equity/Other	2,173	0.3
Catamaran CLO 2013-1 Ltd. Subordinated Notes	Collateralized Securities	20,404	2.9
Crowley Holdings Preferred, LLC - Series A Preferred Shares	Equity/Other	25,000	3.6
CVP Cascade CLO-1, LTD. Subordinated Notes	Collateralized Securities	28,086	4.0
Epic Health Services	Senior Secured First Lien Debt	13,899	2.0
Eureka Hunter Holdings, LLC	Senior Secured Second Lien Debt	4,969	0.7
EZE Trucking, Inc.	Senior Secured First Lien Debt	12,147	1.7
FairPay Solutions Inc. Term Loan A	Senior Secured First Lien Debt	2,350	0.3
FairPay Solutions Inc. Term Loan B	Senior Secured First Lien Debt	7,500	1.1
Garrison Funding 2013 - 1 Ltd. Subordinated Notes	Collateralized Securities	15,000	2.2
Global Telecom & Technology, Inc.	Senior Secured First Lien Debt	7,559	1.1
Gold, Inc.	Subordinated Debt	11,977	1.7
HIG Integrity Nutraceuticals	Equity/Other	850	0.1
HIG Integrity Nutraceuticals	Senior Secured First Lien Debt	22,655	3.3
JMP Credit Advisors CLO II Ltd. Subordinated Notes	Collateralized Securities	6,099	0.9
K2 Pure Solutions NoCal, L.P.	Senior Secured First Lien Debt	9,728	1.4
Kahala Aviation Holdings, LLC	Equity/Other	—	—
Kahala Aviation Holdings, LLC Preferred Shares	Equity/Other	5,271	0.8
Kahala US OpCo LLC	Senior Secured First Lien Debt	15,860	2.3
MBLOX Inc.	Senior Secured Second Lien Debt	7,011	1.0
MBLOX Inc. - Warrants	Equity/Other	705	0.1
MC Funding Ltd. Preferred Shares	Collateralized Securities	2,163	0.3
MidOcean Credit CLO II, Ltd. Subordinated Notes	Collateralized Securities	20,543	3.0
National Technical Systems, Inc.	Senior Secured First Lien Debt	12,375	1.8
NewStar Arlington Fund LLC	Equity/Other	30,000	4.3
NextCare, Inc.	Senior Secured First Lien Debt	17,272	2.5
Park Ave RE Holdings, LLC	Senior Secured First Lien Debt	9,750	1.4
Park Ave RE, Inc.	Equity/Other	33	—
Park Ave RE, Inc. - Preferred Shares	Equity/Other	3,218	0.5
PennantPark Credit Opportunities Fund, LP	Equity/Other	10,550	1.5
PeopLease Holdings, LLC	Senior Secured First Lien Debt	9,800	1.4
Precision Dermatology, Inc. - Warrants	Equity/Other	—	—
S.B. Restaurant Co., Inc. - Warrants	Equity/Other	—	—

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
S.B. Restaurant Co., Inc. - Senior Subordinated Debt	Subordinated Debt	$88	—%
S.B. Restaurant Co., Inc.	Subordinated Debt	2,025	0.3
SkyCross, Inc. - Warrants	Equity/Other	450	0.1
SkyCross, Inc.	Senior Secured Second Lien Debt	4,979	0.7
Source Refrigeration & HVAC, Inc.	Senior Secured First Lien Debt	2,735	0.4
South Grand MM CLO I, LLC	Equity/Other	872	0.1
Teleflex Marine, Inc.	Senior Secured Second Lien Debt	3,399	0.5
Tennenbaum Waterman Fund, L.P.	Equity/Other	9,611	1.4
The SAVO Group, Ltd.	Subordinated Debt	5,005	0.7
The SAVO Group, Ltd. - Warrants	Equity/Other	1,302	0.2
The Tennis Channel Holdings, Inc.	Senior Secured First Lien Debt	14,787	2.1
THL Credit Greenway Fund II LLC	Equity/Other	9,005	1.3
Trinity Consultants Holdings, Inc.	Senior Secured First Lien Debt	3,079	0.4
Varel International Energy Mezzanine Funding Corp.	Subordinated Debt	11,251	1.6
Vestcom Acquisition, Inc.	Subordinated Debt	7,525	1.1
Visionary Integration Professionals, LLC	Subordinated Debt	9,831	1.4
Visionary Integration Professionals, LLC - Warrants	Equity/Other	910	0.1
WBL SPE I., LLC	Senior Secured First Lien Debt	3,750	0.5
World Business Lenders, LLC	Equity/Other	3,751	0.5
Xplornet Communications, Inc.	Subordinated Debt	10,000	1.4
Xplornet Communications, Inc. - Warrants	Equity/Other	—	—
Zimbra, Inc.	Senior Secured Second Lien Debt	6,137	0.9
Zimbra, Inc.	Subordinated Debt	2,000	0.3
Zimbra, Inc. - Warrants (Second Lien Debt)	Equity/Other	447	0.1
Zimbra, Inc. - Warrants (Third Lien Bridge Note)	Equity/Other	1,598	0.2
Total Level 3 investments		$518,267	74.5%
Total Level 2 investments (1)		$177,509	25.5%
Total Investments		$695,776	100.0%
______________

(1) Does not include TRS underlying loans.

The following table presents the percentage of amortized cost by loan market for investments as of December 31, 2014:

Amortized Cost as of December 31, 2014
Investments per Total Portfolio
Middle Market (1)	67.6%
Large Corporate (2)	2.2
Other (3)	30.2
Total	100.0%
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

The following table presents the percentage of fair value by loan market for investments as of December 31, 2014:

Fair Value as of December 31, 2014
Investments per Total Portfolio
Middle Market (1)	67.2%
Large Corporate (2)	2.0
Other (3)	30.8
Total	100.0%
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

The weighted average risk ratings of our investments based on amortized cost were 2.07 and 2.03 as of December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014, we had one portfolio company, which represented two portfolio investments, on non-accrual status. These investments had a total principal of $4.2 million, which represented 0.2% of our portfolio and had no fair value as of December 31, 2014. We are currently evaluating potential value recovery alternatives for these investments. As of December 31, 2013, we had one portfolio investment on non-accrual status. This investment had a principal of $4.0 million and fair value of $2.0 million as of December 31, 2013, which represented 0.6% and 0.3%, respectively, of our portfolio. We did not have any investments on non-accrual status as of December 31, 2012.

RESULTS OF OPERATIONS

Operating results for the years ended December 31, 2014, 2013 and 2012 was as follows (dollars in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2014	2013	2012
Total investment income	$138,281	$31,393	$6,914
Total expenses, net	51,994	18,301	2,500
Net investment income attributable to noncontrolling interests	(68)	—	—
Net investment income	86,355	13,092	4,414

 Investment Income

For the year ended December 31, 2014, total investment income was $138.3 million and was attributable to interest income from investments in portfolio companies with an average portfolio fair value of $1.4 billion and a weighted average current yield of 10.4%. For the year ended December 31, 2013, total investment income was $31.4 million and was attributable to interest income from investments in portfolio companies with an average portfolio fair value of $351.6 million and a weighted average current yield of 9.3%. For the year ended December 31, 2012, total investment income was $6.9 million and was attributable to interest income from investments in portfolio companies with an average portfolio fair value of $71.4 million and a weighted average current yield of 10.6%. The increases in total investment income during the year ended

December 31, 2014 as compared to the year ended December 31, 2013 and during the year ended December 31, 2013 as compared to year ended December 31, 2012 were driven by the year over year increases in average portfolio size.

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2014, 2013 and 2012 was as follows (dollars in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2014	2013	2012
Management fees	$24,926	$6,555	$1,320
Subordinated income incentive fees	9,929	6,377	827
Capital gains incentive fees	(2,664)	2,444	543
Interest and credit facility financing expenses	11,057	2,248	683
Professional fees	5,956	1,723	554
Other general and administrative	3,060	171	110
Administrative Services	770	318	60
Insurance	221	223	205
Directors fees	74	69	75
Operating expenses before expense waivers and reimbursements from Adviser	53,329	20,128	4,377
Waiver of management and incentive fees	(1,335)	(1,827)	(1,611)
Expense support reimbursements from Adviser	—	—	(266)
Total operating expenses net of expense waivers and reimbursements from Adviser	$51,994	$18,301	$2,500

Interest and credit facility expenses for the year ended December 31, 2014 were comprised of amortization of deferred financing costs and non-usage fees related to the Wells Fargo Credit Facility, Deutsche Bank Credit Facility and Citi Credit Facility, along with $4.8 million of interest expense on the balance drawn on the Wells Fargo Credit Facility, $1.1 million of interest expense on the balance drawn on the Deutsche Bank Credit Facility, and $2.6 million of interest expense on the balance drawn on the Citi Credit Facility. We entered into the Deutsche Bank Credit Facility and Citi Credit Facility during the year ended December 31, 2014 and thus did not have interest and credit facility expenses during the year ended December 31, 2013. The interest expense on the balance drawn on the Wells Fargo Credit Facility was based on an average daily debt outstanding of $194.1 million at a weighted average annualized cost of 2.39% for the year ended December 31, 2014. The interest expense on the balance drawn on the Deutsche Bank Credit Facility was based on an average daily debt outstanding of $25.3 million at a weighted average annualized cost of 4.47% for the year ended December 31, 2014. The interest expense on the balance drawn on the Citi Credit Facility was based on an average daily debt outstanding of $140.1 million at a weighted average annualized cost of 1.86% for the year ended December 31, 2014. For the year ended December 31, 2014, we incurred $24.9 million of management fees, of which the Adviser waived $0.0 million. For the year ended December 31, 2014, we incurred $7.3 million of incentive fees, of which the Adviser waived $1.3 million.

Interest and credit facility expenses for the year ended December 31, 2013 were comprised of amortization of deferred financing costs and non-usage fees related to our Wells Fargo Credit Facility along with $1.2 million of interest expense on the balance drawn on the Wells Fargo Credit Facility. The interest expense on the balance drawn on the Wells Fargo Credit Facility was based on an average debt outstanding of $49.4 million at a weighted average annualized cost of 2.42% for the year ended December 31, 2013. For the year ended December 31, 2013, we incurred $6.6 million of management fees, of which the Adviser waived $0.0 million. For the year ended December 31, 2013, we incurred $8.8 million of incentive fees, of which the Adviser waived $1.8 million.

Interest and credit facility expenses for the year ended December 31, 2012 were comprised of amortization of deferred financing costs and non-usage fees related to our line of credit facility with Main Street Capital Corporation ("Main Street") and the Credit Facility with Wells Fargo, along with $0.2 million of interest expense on the balances drawn on the credit facilities. The interest expense on the balance drawn on the credit facilities was based on an average debt outstanding of $13.8 million at a weighted average annualized cost of 2.73% for the year ended December 31, 2012. For the year ended December

31, 2012, we incurred $1.3 million of management fees, of which the Adviser waived $0.6 million. For the year ended December 31, 2012, we incurred $1.4 million of incentive fees, of which the Adviser waived $1.0 million.

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay up to 100% of all of our operating expenses (“Expense Support Payment”) for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The Expense Support Payments for any month shall be paid to us by the Adviser in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to the Adviser. For the years ended December 31, 2014 and 2013, no Expense Support Payments were made by our Adviser. For the year ended December 31, 2012, $0.3 million in Expense Support Payments were made by our Adviser.

Net Realized Gain and Net Change in Unrealized Appreciation (Depreciation) on Investments

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2014	2013	2012
Net realized gain (loss) from investments
Control investments	$(79)	$—	$—
Affiliate investments	7,785	855	—
Non-control/non-affiliate investments	1,688	3,111	1,471
Total net realized gain from investments	9,394	3,966	1,471
Net realized gain (loss) from total return swap	14,552	14,641	1,958
Net change in unrealized appreciation (depreciation) on investments
Control investments	10,854	—	—
Affiliate investments	(10,858)	3,344	137
Non-control/non-affiliate investments	(24,529)	4,909	1,132
Total net change in unrealized appreciation (depreciation) on investments	(24,533)	8,253	1,269
Net change in unrealized appreciation (depreciation) on total return swap	(3,180)	2,792	388
Net realized and unrealized gain (loss) on investments and total return swap before non-controlling interests	(3,767)	29,652	5,086
Net change in unrealized depreciation attributable to non-controlling interests	(660)	—	—
Net deferred income tax expense on unrealized appreciation of investments	(2,388)	—	—
Net realized and unrealized gain (loss) on investments and total return swap	$(6,815)	$29,652	$5,086

Net realized gain and change in unrealized appreciation (depreciation) on investments resulted in a net loss of $(15.1) million for the year ended December 31, 2014 compared to a net gain of $12.2 million and $2.7 million, respectively, for the same periods in 2013 and 2012. We look at net realized gains and change in unrealized appreciation (depreciation) together as movement in unrealized appreciation or depreciation can be the result of realizations.

The net loss for the year ended December 31, 2014 was driven by $(15.6) million in unrealized depreciation on first lien loans primarily due to the overall market decline in broadly syndicated loan prices. These losses were partially offset by $9.4 million of realized gains which was primarily due to gains on the sale of two collateralized securities.  In total, we sold or repaid $1.3 billion of assets during the year ended December 31, 2014.

In addition to the net loss of $(15.1) million from net realized gain and change in unrealized appreciation on investments, there were additional losses of $(0.7) million and $(2.4) million pertaining to non-controlling interests and deferred income taxes on the unrealized appreciation of control investments.

The net gain of $12.2 million for the year ended December 31, 2013 was driven by the $8.3 million in unrealized appreciation across the portfolio along with $4.0 million of realized gains. Total asset sales or repayments for the year ended December 31, 2013 were $270.0 million.

The net gain of $2.7 million for the year ended December 31, 2012 was driven by the $1.5 million in net realized gains along with $1.2 million in unrealized appreciation across the portfolio. Total asset sales for the year ended December 31, 2012 were $135.7 million.

Net Realized Gain and Net Change in Unrealized Appreciation on Total Return Swap

Net realized gain and change in unrealized appreciation on the total return swap resulted in a net gain of $11.4 million for the year ended December 31, 2014 compared to a net gain of $17.4 million and $2.3 million, respectively, for the same periods in 2013 and 2012. We look at net realized gains and change in unrealized appreciation (depreciation) together as movement in unrealized appreciation or depreciation can be the result of realizations.

The TRS was terminated on June 27, 2014 and as a result, we did not hold the TRS during the year ended December 31, 2014. The net gain for the year ended December 31, 2014 was driven by interest income of $11.4 million earned on the loans held under the TRS which had an average total notional value of $348.1 million for the period from January 1, 2014 through the termination of the TRS on June 27, 2014 and this was partially offset by $(2.2) million of interest expense on the TRS. In addition, at the termination of the TRS the transfer of the portfolio of loans underlying the TRS to CB Funding was treated as a sale transaction with the portfolio being sold at its fair value on that date. As a result of the termination, the $4.0 million of unrealized gain on the TRS at the termination date was realized which resulted in an offsetting unrealized loss and realized gain on the TRS.

The net gain for the year ended December 31, 2013 was driven by $15.4 million in interest income earned on the loans held under the TRS which had an average total notional value of $293.0 million for the year. This was partially offset by $(2.6) million in interest expense. In addition, we had a $2.8 million change in unrealized appreciation across our loans held under the TRS due to the decrease in yields on comparable assets in the market. Please see Note 6 - Total Return Swap - for more information about the TRS.

The net gain for the year ended December 31, 2012 was driven by $1.7 million in interest income earned on the loans held under the TRS which had an average total notional value of $71.7 million for the year. This was partially offset by $(0.3) million in interest expense. In addition, we had a $0.4 million change in unrealized appreciation across our loans held under the TRS due to the decrease in yields on comparable assets in the market. Please see Note 6 - Total Return Swap - for more information about the TRS.

At December 31, 2014, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and consolidated statements of operations consisted of the following (dollars in thousands):

	Net Receivable	Net Realized Gains
Interest and other income from TRS portfolio	$—	$11,361
TRS interest expense	—	(2,187)
Gains on TRS asset sales	—	5,378
Net receivable/realized gain from TRS	$—	$14,552

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

Changes in Net Assets from Operations

For the year ended December 31, 2014, we recorded a net increase in net assets resulting from operations of $79.5 million versus a net increase in net assets resulting from operations of $42.7 million for the year ended December 31, 2013. The difference is attributable to an increase in net investment income as compared to prior year due to an increased level of investments which was partially offset by net unrealized depreciation on investments which was driven by the overall market decline in broadly syndicated loan prices. Based on the weighted average shares of common stock outstanding for the periods ended December 31, 2014 and 2013, respectively, our per share net increase in net assets resulting from operations was $0.65 for the year ended December 31, 2014, versus $1.17 for the year ended December 31, 2013.

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

Cash Flows for the Year Ended December 31, 2014

For the year ended December 31, 2014, net cash used in operating activities was $1.1 billion. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows used in operating activities for the year ended December 31, 2014 was primarily due to $2.5 billion for purchases of investments partially offset by cash provided by operating activities of $1.3 billion for sales and repayments of investments, $66.3 million from a decrease in unsettled trades payable, and $79.5 million from a net increase in net assets from operations. The purchase and sales activity is driven by the increase in investment activity resulting from the continuous equity capital raising and growing capital base.

Net cash provided by financing activities of $1.3 billion during the year ended December 31, 2014 primarily related to net proceeds from the issuance of common stock of $888.6 million and net proceeds from the Wells Fargo Credit Facility, the Deutsche Bank Credit Facility, and the Citi Credit Facility of $543.0 million. These inflows were partially offset by principal repayments on debt of $57.0 million and payments of stockholder distributions of $50.7 million. Consistent with the increase in investment activity, the proceeds from the issuance of common stock are the result of our increasing equity raise capabilities.

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

Liquidity and Capital Resources

We generate cash from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments. The Registration Statement offering for sale up to $1.5 billion of shares of our common stock (150.0 million shares at an initial offering price of $10.00 per share) (the "Offering"), was declared effective on January 27, 2011. On July 1, 2014, our registration statement on Form N-2 (File No. 333-193241) for our Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the Follow-on, our IPO terminated. Under the Follow-on, we can offer up to 101,100,000 shares of its common stock. As of December 31, 2014, we had issued 157.5 million shares of our common stock for gross proceeds of $1.7 billion including shares issued to the Sponsor and shares issued under the DRIP.

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

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay the Expense Support Payment for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The purpose of the Expense Support Agreement was to reduce our offering and operating expenses to ensure that we were able to bear a reasonable level of expense in relation to our investment income. The Expense Support Payment for any month shall be paid to us by the Adviser in cash and/or offsets against amounts due from us to the Adviser. Operating expenses subject to this agreement include expenses as defined by U.S. GAAP, including, without limitation, advisory fees payable and interest on indebtedness for such period, if any. As of December 31, 2014, the Adviser had made cumulative payments to the Company for $1.0 million of expenses pursuant to the Expense Support Agreement and $0.7 million of the cumulative total is no longer eligible for reimbursement. During the year ended December 31, 2014, the Adviser made no payments to the Company for expenses pursuant to the Expense Support Agreement. See Note 4 - Related Party Transactions and Arrangements - Expense Support Agreement - in our consolidated financial statements included in this report for additional information on this arrangement, including Expense Payments made by our Adviser pursuant to the terms of this agreement and the ability of the Adviser to be reimbursed for Expense Payments made to us.

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

As of December 31, 2014, we had $288.1 million outstanding under the Wells Fargo Credit Facility.

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

The obligations of 2L Funding I under the Deutsche Bank Credit Facility are non-recourse to us.

As of December 31, 2014, we had $60.0 million outstanding under the Deutsche Bank Credit Facility.

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

As of December 31, 2014, we had $270.6 million outstanding under the Citi Credit Facility.

The obligations of the BDCA - CB Funding, LLC under the Citi Credit Facility are non-recourse us.

See Note 5 – Borrowings – in our consolidated financial statements included in this report for additional disclosure on the Citi Credit Facility.

Distributions

We have declared and paid cash distributions to our stockholders on a monthly basis since we commenced operations. As of December 31, 2014, the annualized yield for distributions declared was 7.75% based on our then current public offering price of $11.20 per share. From time to time, we may also pay interim distributions at the discretion of our board of directors. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our IPO. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

The table below shows the components of the distributions we have declared and/or paid during the years ended December 31, 2014 and 2013. As of December 31, 2014, we had $11.6 million of distributions accrued and unpaid.

	For the Year Ended December 31,	For the Year Ended December 31,
	2014	2013
Distributions declared	$106,299	$31,299
Distributions paid	$99,290	$27,744
Portion of distributions paid in cash	$50,721	$16,602
Portion of distributions paid in DRIP shares	$48,569	$11,142

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

We may fund our cash distributions to stockholders from any sources of funds available to us including expense payments from our Adviser that are subject to reimbursement to it as well as offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. Prior to June 30, 2012, a substantial portion of our distributions resulted from Expense Support Payments made by our Adviser that are subject to reimbursement by us within three years from the date such payment obligations were incurred. The purpose of this arrangement could be to avoid such distributions being characterized as returns of capital for GAAP or tax purposes. Despite this, we may still have distributions which could be characterized as a return of capital for tax purposes. However, during the years ended December 31, 2014, December 31, 2013, and December 31, 2012, no portion of our distributions was characterized as a return of capital for tax purposes. You should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. You should also understand that our future reimbursements of such Expense

Support Payments will reduce the distributions that you would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. The Adviser has no obligation to make Expense Support Payments in future periods. No Expense Support Payments were made by our Adviser during the fiscal years ended December 31, 2014 and December 31, 2013. For the fiscal year ended December 31, 2012, if Expense Support Payments of $0.3 million were not made by our Adviser, approximately 4% percent of the distribution rate would have been a return of capital.

The following table sets forth the distributions made during the years ended December 31, 2014, 2013, and 2012(dollars in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2014	2013	2012
Monthly distributions	$106,299	$31,299	$5,762
Special dividends	—	—	1,379
Stock dividends	—	—	264
Total distributions	$106,299	$31,299	$7,405

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at December 31, 2014 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$288,087	$—	$—	$288,087	$—
Deutsche Bank Credit Facility (2)	$60,000	$—	$60,000	$—	$—
Citi Credit Facility (3)	$270,625	$—	$270,625	$—	$—
Total contractual obligations	$618,712	$—	$330,625	$288,087	$—
______________

(1)	As of December 31, 2014, we had $11.9 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.

(2)	As of December 31, 2014, we had $0.0 million of unused borrowing capacity under the Deutsche Bank Credit Facility, subject to borrowing base limits.

(3)	As of December 31, 2014, we had $129.4 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.

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

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2014, the Company had unfunded commitments on delayed draw term loans of $77.9 million and unfunded equity commitments of $17.7 million. As of December 31, 2013, the Company had unfunded commitments on delayed draw term loans of $25.6 million and unfunded equity commitments of $20.0 million. The unfunded commitments are disclosed in the Company's Consolidated Schedule of Investments. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.

Non-GAAP Financial Measure
Adjusted Net Investment Income

We believe that adjusted net investment income provides management and stockholders with a meaningful indicator of performance based on current and short-term income items. In the calculation, we adjust net investment income per U.S. GAAP by the following: (1) net investment income on the TRS investment portfolio, (2) short-term gains and losses, (3) the theoretical capital gains incentive fee, and (4) transfer agent fees. Each adjustment is explained in further detail below.
We adjust net investment income for the interest income and expense on the TRS investment portfolio as we believe this adjustment provides a more accurate measure of performance as our Adviser selected and underwrote all of the investments underlying the TRS. Under U.S. GAAP, interest income and expense related to the TRS are accounted for as a component of “Net realized gain from total return swap” on our Consolidated Statement of Operations and do not flow through net investment income. On June 27, 2014, the Company terminated the TRS with Citi and acquired the loans underlying the TRS through a wholly-owned subsidiary. Therefore, this adjustment is only needed for the period through June 27, 2014.

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
We adjust net investment income for transfer agent fees expensed on the Consolidated Statements of Operations.  Pursuant to the Investment Advisory Agreement, the Adviser is liable for organization and offering costs in excess of 1.5% of the aggregate gross proceeds from our on-going offering, including transfer agent fees.  As the transfer agent fees are already subject to payment by the Adviser under the 1.5% cap, such expense is adjusted from net investment income where applicable.
    Adjusted net investment income is unaudited and not equivalent to and should not be considered an alternative to net investment income (loss) or net increase (decrease) in net assets resulting from operations as determined under U.S. GAAP.  Adjusted net investment income should not be construed as a historical performance measure or as more relevant or accurate than the current U.S. GAAP methodology in calculating net investment income. In addition, adjusted net investment income should not be considered more applicable than current U.S. GAAP methodology in evaluating our operating performance. The following table sets forth a reconciliation of our net investment income to adjusted net investment income for the years ended December 31, 2014, 2013, and 2012 (dollars in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2014	2013	2012
Net investment income	$86,355	$13,092	$4,414
TRS net investment income (1)	9,174	12,766	1,403
Operating gains (short-term) (2)	5,995	3,149	1,471
Incentive fees on unrealized gains (3)	2,625	2,306	358
Transfer agent fees (4)	2,150	—	—
Adjusted net investment income	$106,299	$31,313	$7,646
______________

(1)	TRS net investment income includes the interest income and expense related to the TRS portfolio. See Note 6 - Total Return Swap - for more information about the TRS.

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

(4)	Transfer agent fees only include the transfer agent fees which are treated as expense on the Consolidated Statement of Operations. These expenses are not tax deductible.

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

As of December 31, 2014, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 2.19% at December 31, 2014 with a carrying value of $618.7 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 25 Basis Points	0.94%
Base Interest Rate	—%
(+) 100 Basis Points	(2.26)%
(+) 200 Basis Points	0.47%

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that:

1. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and our dispositions of assets;
2. Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and
3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this annual report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The board of directors, including our independent directors, is responsible for monitoring and supervising the performance of our day-to-day operations by our Adviser. Directors are elected annually by our stockholders, and there is no limit on the number of times a director may be elected to office. Each director serves until the next annual meeting of stockholders or (if longer) until his or her successor is duly elected and qualifies. The Charter and bylaws provide that the number of directors shall be fixed by a resolution of the Board of Directors; provided, however, that from the commencement of our ongoing initial public offering the number of directors shall never be less than three or greater than fifteen. The number of directors on the Board is currently fixed at five.

The table set forth below lists the names and ages of each of our directors:

Name	Age	Position
Peter M. Budko	55	Chairman and Chief Executive Officer
William M. Kahane	67	Director
Leslie D. Michelson	64	Independent Director
Randolph C. Read	62	Independent Director
Edward G. Rendell	71	Independent Director
Business Experience of Directors
Peter M. Budko
Peter M. Budko has served as chairman of our company since December 2014, chief executive since November 2014, and was our president from April 2012 until November 2014 and had served as our chief operating officer from January 2011 until November 2014. Mr. Budko has also served as Business Development Corporation of America II’s president since its formation in April 2014, its chief executive officer since November 2014, and as its director and chairman of the board of directors since December 2014. He was also BDCA II’s chief operating officer from April 2014 until December 2014. Mr. Budko has served as the chief executive officer of our Adviser since June 2010 and BDCA II’s adviser since its formation in April 2014. He also served as the chief investment officer of BDCA from May 2010 until April 2012. Mr. Budko has also served as an executive officer of Realty Finance Trust, Inc. (“RFT”) and RFT’s advisor since their respective formations in November 2012, and as chief investment officer and a director of RCS Capital Corporation (“RCS Capital”) since February 2013. Mr. Budko has been a principal and a member of the investment committee of BDCA Venture Adviser, LLC (“BDCV Adviser”), the adviser to BDCA Venture, Inc. (NASDAQ: BDCV), since July 2014. Mr. Budko was a founding partner of AR Capital, LLC (“Sponsor”) and serves or has served in various executive capacities among other public, non-listed investment programs currently or formerly sponsored by our Sponsor. Mr. Budko founded and formerly served as managing director and group head of the Structured Asset Finance Group, a division of Wachovia Capital Markets from 1997 to 2006. As head of this group, Mr. Budko had responsibility for a diverse platform of structured financial and credit products, including commercial asset securitization; net lease credit financing and acquisitions; structured tax free asset exchange solutions and qualified intermediary services for real estate exchange investors. While at Wachovia, Mr. Budko acquired over $5 billion of assets. From 1987 to 1997, Mr. Budko worked in the Private Placement and Corporate Real Estate Finance Groups at NationsBank Capital Markets (predecessor to Bank of America Securities), becoming head of the Corporate Real Estate Finance group in 1990. Within the Private Placement group, Mr. Budko was responsible for the origination, structuring and placement of highly structured debt offerings by corporate issuers within NationsBank. Mr. Budko received a B.A. in Physics from the University of North Carolina.
We believe that Mr. Budko’s current experience as an executive officer of our company, the Adviser, BDCA, BDCA Adviser and BDCV Adviser, RFT and RFT’s advisor, as an executive officer and director of RCS Capital, as founding partner of our Sponsor and his experience in various executive capacities among other public, non-traded investment programs currently or formerly sponsored by our Sponsor, and significant prior financial services experience, make him well qualified to serve as our chairman of our board of directors.

William M. Kahane
William M. Kahane has been an interested director of our company since its formation in May 2010 and, until March 2012, was president. Mr. Kahane has also been a director of BDCA II since its formation in April 2014. Mr. Kahane served as the president and chief operating officer the Adviser from its formation in June 2010 until March 2012. Mr. Kahane was appointed as a director and as the executive chairman of the board of directors of American Realty Capital New York City REIT II, Inc. in January 2015. Mr. Kahane has served as the chief executive officer and president of American Realty Capital Daily Net Asset Value Trust, Inc. (“ARC DNAV”), the ARC DNAV advisor and the ARC DNAV property manager since November 2014 and was appointed as a director and as chairman of the board of directors of ARC DNAV in December 2014. Mr. Kahane also previously served as a director of ARC DNAV from September 2010 until March 2012 and as chief operating officer and secretary of ARC DNAV, the ARC DNAV advisor and the ARC DNAV property manager from November 2014 until December 2014. Mr. Kahane has served as an executive officer of American Realty Capital Trust V, Inc. (“ARCT V”), the ARCT V advisor and the ARCT V property manager since November 2014 and in December 2014 was appointed as chief executive officer. Mr. Kahane was appointed as a director and as chairman of the board of directors of ARCT V in February 2015. Mr. Kahane has served as chief executive officer of AR Capital Acquisition Corp. since August 2014. Mr. Kahane has been an interested director for two investment companies within the ARC Income Funds, a family of investment companies, since April 2013. Mr. Kahane has served as a director of American Realty Capital New York City REIT, Inc. (“ARC NYCR”) since its formation in December 2013 and was appointed as executive chairman in December 2014. Mr. Kahane served as chief operating officer, treasurer and secretary of American Realty Capital Global Trust, Inc. (“ARC Global”), the ARC Global advisor and the ARC Global property manager from October 2014 until February 2015 and was appointed executive chairman of the board of directors of ARC Global in February 2015. Mr. Kahane was appointed as a director and executive chairman of the board of directors of American Realty Capital Global Trust II, Inc. (“ARC Global II”) in December 2014 and previously served as the chief operating officer, treasurer and secretary of ARC Global II, the ARC Global II advisor and the ARC Global II property manager from October 2014 until December 2014. Mr. Kahane was appointed a director of American Realty Capital Hospitality Trust, Inc. (“ARC HOST”) in February 2014 and was appointed as executive chairman in December 2014. Mr. Kahane previously served as the chief executive officer and president of ARC HOST from August 2013 to November 2014. Mr. Kahane has served as a director of RFT since November 2014 and was appointed as chairman in December 2014. Mr. Kahane has served as a director of American Realty Capital - Retail Centers of America, Inc. (“ARC RCA”) since its formation in July 2010 and also served as an executive officer of ARC RCA and the ARC RCA advisor from their respective formations in July 2010 and May 2010 until March 2012, and from November 2014 to December 2014, Mr. Kahane served as chief operating officer and secretary of ARC RCA and the ARC RCA advisor. Mr. Kahane has served as the president of ARC RCA and the ARC RCA advisor since November 2014 and was appointed as the chairman of the board of directors of ARC RCA and the chief executive officer of ARC RCA and the ARC RCA advisor in December 2014. Mr. Kahane was appointed as a director and as the chairman of the board of directors of American Realty Capital - Retail Centers of America II, Inc. (“ARC RCA II”) in December 2014 and has served as chief executive officer of ARC RCA II and the ARC RCA II advisor since November 2014. Mr. Kahane has served as the president of ARC RCA II and the ARC RCA II advisor since October 2014. Mr. Kahane served as chief operating officer and secretary of ARC RCA II and the ARC RCA II advisor from October 2014 to December 2014. Mr. Kahane was appointed as a director and executive chairman of the board of directors of American Realty Capital Healthcare Trust III, Inc. (“ARC HT III”) in December 2014. Mr. Kahane served as a director of American Realty Capital Properties, (“ARCP”) from February 2013 to June 2014. Mr. Kahane has also served as a director of New York Recovery REIT, Inc. (“NYRT”) since its formation in October 2009 and was appointed as executive chairman in December 2014. Mr. Kahane also previously served as president and treasurer of NYRT from its formation in October 2009 until March 2012. Mr. Kahane served as a director of ARC HT from its formation in August 2010 until January 2015 when American Realty Capital Healthcare Trust, Inc. (“ARC HT”) closed its merger with Ventas, Inc. Mr. Kahane previously served as an executive officer of ARC HT, the ARC HT advisor and the ARC HT property manager from their respective formations in August 2010 until March 2012. Mr. Kahane has served as a director of ARC HT II since March 2013 and served as executive chairman from December 2014 until February 2015. He also served as a director and executive officer of ARCP from December 2010 until March 2012. Additionally, Mr. Kahane served as an executive officer of ARCP’s former manager from November 2010 until March 2012. Mr. Kahane served as an executive officer of American Realty Capital Trust, Inc. (“ARCT”), the ARCT advisor and the ARCT property manager from their formation in August 2007 until the close of ARCT’s merger with Realty Income Corporation (“Realty Income”) in January 2013. He also served as a director of ARCT from August 2007 until January 2013. Mr. Kahane served as an executive officer of American Realty Capital Trust III, Inc. (“ARCT III”), the ARCT III advisor, and the ARCT III property manager from their formation in October 2010 until April 2012. Mr. Kahane served as a director of Phillips Edison Grocery Center REIT II, Inc. from August 2013 until January 2015. Mr. Kahane also has been the interested director of BDCA II since April 2014. Mr. Kahane served as a director of RCAP from February 2013 until December 2014, and served as chief executive officer of RCAP from February 2013 until September 2014. Mr. Kahane served as a director of Cole Real Estate Income Strategy (Daily NAV), Inc. from February 2014 until December 2014, and served as a director of Cole Credit Property Trust, Inc. from May 2014 until February 2014.

Mr. Kahane has served as a member of the investment committee of Aetos Capital Asia Advisors, a $3 billion series of opportunistic funds focusing on assets primarily in Japan and China, since 2008. Mr. Kahane began his career as a real estate lawyer practicing in the public and private sectors from 1974 to 1979 where he worked on the development of hotel properties in Hawaii and California. From 1981 to 1992, Mr. Kahane worked at Morgan Stanley & Co., or Morgan Stanley, specializing in real estate, including the lodging sector becoming a managing director in 1989. In 1992, Mr. Kahane left Morgan Stanley to establish a real estate advisory and asset sales business known as Milestone Partners which continues to operate and of which Mr. Kahane is currently the chairman. Mr. Kahane worked very closely with Mr. Schorsch while a trustee at American Financial Realty Trust, or AFRT, from April 2003 to August 2006, during which time Mr. Kahane served as chairman of the finance committee of AFRT’s board of trustees. Mr. Kahane served as a managing director of GF Capital Management & Advisors LLC, or GF Capital, a New York-based merchant banking firm, where he directed the firm’s real estate investments, from 2001 to 2003. GF Capital offers comprehensive wealth management services through its subsidiary TAG Associates LLC, a leading multi-client family office and portfolio management services company with approximately $5 billion of assets under management. Mr. Kahane also was on the board of directors of Catellus Development Corp., a NYSE growth-oriented real estate development company, where he served as chairman. Mr. Kahane received a B.A. from Occidental College, a J.D. from the University of California, Los Angeles Law School and an MBA from Stanford University’s Graduate School of Business.
We believe that Mr. Kahane’s current and prior experience as a director and/or executive officer of the companies described above and his significant investment banking experience in real estate make him well qualified to serve as a member of our board of directors.
Leslie D. Michelson
Leslie D. Michelson was appointed as an independent director of our company in January 2011. Mr. Michelson also has served as an independent director of BDCA II since August 2014 and of ARC HT since January 2011 and as lead independent director of ARC HT since July 2012. Mr. Michelson served as an independent director of ARCT from January 2008 until the close of its merger with Realty Income in January 2013. Mr. Michelson was appointed as lead independent director of ARCT in July 2012. Mr. Michelson served as an independent director of ARC RCA from March 2012 until October 2012. Mr. Michelson also has served as an independent director of ARCP since October 2012, but has resigned effective April 1, 2015. Mr. Michelson was appointed as lead independent director of RFT in January 2013 and served as such until November 2014. Mr. Michelson served as an independent director of ARC DNAV from August 2011 until February 2012 and served as a director of NYRT from October 2009 until August 2011. Mr. Michelson has served as the chairman and chief executive officer of Private Health Management, a retainer-based primary care medical practice management company since April 2007. Mr. Michelson served as vice chairman and chief executive officer of the Prostate Cancer Foundation, the world’s largest private source of prostate cancer research funding, from April 2002 until December 2006 and currently serves on its board of directors. Mr. Michelson served on the board of directors of Catellus Development Corp. from 1997 until 2004 when the company was sold to ProLogis. Mr. Michelson was a member of the Audit Committee of the board of directors for 5 years and served at various times as the chairman of the Audit Committee and the Compensation Committee. From April 2001 to April 2002, he was an investor in, and served as an advisor or director of, a portfolio of entrepreneurial healthcare, technology and real estate companies. From March 2000 to August 2001, he served as chief executive officer and as a director of Acurian, Inc., an Internet company that accelerates clinical trials for new prescription drugs. From 1999 to March 2000, Mr. Michelson served as an adviser of Saybrook Capital, LLC, an investment bank specializing in the real estate and health care industries. From June 1998 to February 1999, Mr. Michelson served as chairman and co-chief executive officer of Protocare, Inc., a manager of clinical trials for the pharmaceutical industry and disease management firm. From 1988 to 1998, he served as chairman and chief executive officer of Value Health Sciences, Inc., an applied health services research firm he co-founded. Mr. Michelson has been a director of Nastech Pharmaceutical Company Inc., a NASDAQ-traded biotechnology company focused on innovative drug delivery technology, from 2004 to 2008, of Highlands Acquisition Company, an AMEX-traded special purpose acquisition company, from 2007 to 2009, and of G&L Realty Corp., a NYSE-traded medical office building REIT from 1995 to 2001, and of Landmark Imaging, a privately held diagnostic imaging and treatment company from 2007 to 2010. Also since June 2004 and through the present, he has been and is a director and vice chairman of ALS-TDI, a philanthropic organization dedicated to curing Amyotrophic Lateral Sclerosis (“ALS”), commonly known as Lou Gehrig’s disease. Mr. Michelson received his B.A. from The Johns Hopkins University in 1973 and a J.D. from Yale Law School in 1976.
We believe that Mr. Michelson’s current experience as lead independent director of ARC HT and RFT; his previous experience as a member of the board of directors of ARC DNAV, NYRT, ARC RCA and ARCT, and Catellus Development Corp. and his legal education make him well qualified to serve as a member of our Board of Directors.

Randolph C. Read
Randolph C. Read was appointed as an independent director of our company and BDCA II in December 2014. Mr. Read has been President and Chief Executive Officer of Nevada Strategic Credit Investments, LLC since 2009. From 2007 to 2009 Mr. Read served with The Greenspun Corporation, lastly as Executive Director and President, whose companies included its wholly owned subsidiary American Nevada Realty. Mr. Read has previously served as President of a variety of other companies, including International Capital Markets Group, Inc. Mr. Read serves on the Board of Directors of American Realty Capital Healthcare Trust II, Inc. (as non-executive chairman), New York REIT, Inc., Pacific Millennium Packaging Group Corporation (China) and the advisory board of the Flying Food Group, LLC and has previously served on a number of public and private company boards. He has an M.B.A. in Finance from the Wharton Graduate School of the University of Pennsylvania and a B.S. from Tulane University.
We believe that Mr. Read’s prior business experience and his leadership qualities make him well-qualified to serve as a member of our Board of Directors.
Edward G. Rendell
Edward G. Rendell was appointed as an independent director of our company since January 2011 and of BDCA II since August 2014. Governor Rendell also has served as an independent director of ARCT III from March 2012 until the close of its merger with ARCP in February 2013, and as an independent director of ARC RCA since October 2012. Governor Rendell served as an independent director of ARCP from July 2011 until October 2012. Governor Rendell was reappointed as an independent director of ARCP in February 2013, but has resigned effective April 1, 2015. Mr. Rendell was appointed as an independent director of ARC Global in May 2012. Governor Rendell also served as an independent director of ARC HT from January 2011 until March 2012. Governor Rendell served as the 45th Governor of the Commonwealth of Pennsylvania from January 2003 through January 2011. As the Governor of the Commonwealth of Pennsylvania, he served as the chief executive of the nation’s 6th most populous state and oversaw a budget of $28.3 billion. He also served as the Mayor of Philadelphia from January 1992 through January 2000. As the Mayor of Philadelphia, he eliminated a $250 million deficit, balanced the city’s budget and generated five consecutive budget surpluses. He was also the General Chairperson of the National Democratic Committee from November 1999 through February 2001. Governor Rendell served as the District Attorney of Philadelphia from January 1978 through January 1986. In 1986 he was a candidate for governor of the Commonwealth of Pennsylvania. In 1987, he was a candidate for the mayor of Philadelphia. From 1988 through 1991, Governor Rendell was an attorney at the law firm of Mesirov, Gelman and Jaffe. From 2000 through 2002, Governor Rendell was an attorney at the law firm of Ballard Spahr. Governor Rendell worked on several real estate transactions as an attorney in private practice. An Army veteran, Governor Rendell holds a B.A. from the University of Pennsylvania and a J.D. from Villanova Law School.
We believe that Governor Rendell’s current experience as an independent director of ARCT III, ARC RCA and ARC Global, his prior experience as an independent director of ARC HT, his over thirty years of legal, political and management experience gained from serving in his capacities as the Governor of Pennsylvania and as the Mayor and District Attorney of Philadelphia, including his experience in overseeing the acquisition and management of Pennsylvania’s real estate development transactions, including various state hospitals, make him well qualified to serve as a member of our Board of Directors.
Executive Officers and Chief Compliance Officer
The following table presents certain information as of April 30, 2015 concerning each of our executive officers and Chief Compliance Officer:

The following table presents certain information as of the date of this Proxy Statement concerning each of our directors and executive officers serving in such capacity:

Name	Age	Principal Occupation and Positions Held
Peter M. Budko (1)	55	Chairman and Chief Executive Officer
Robert K. Grunewald	52	President, Chief Investment Officer and Chief Operating Officer
Nicholas Radesca	49	Chief Financial Officer, Treasurer and Secretary
Thomas Riley	44	Chief Compliance Officer

_____________________

(1)	Please see “Business Experience of Directors” above for biographical information about Mr. Budko.

Robert K. Grunewald
Robert K. Grunewald has served as the chief investment officer of the Company since April 2012 and as president and chief operating officer of the Company since December 2014. Mr. Grunewald has also served as the chief investment officer of the Adviser since September 2011. Mr. Grunewald has also served on the investment committee of the investment adviser for BDCA Venture, Inc. since July 2014. Mr. Grunewald has over 25 years of experience with middle market finance, business development companies and asset management. Within the finance industry, he has participated as a lender, investment banker, M&A advisor, portfolio manager and hedge fund operator. As head of Financial Services M&A at NationsBank/Montgomery Securities from 1992 through 1997, Mr. Grunewald and his team completed numerous assignments for clients throughout the specialty finance industry. In 1997, Mr. Grunewald was recruited to lead the Specialty Finance Investment Banking Practice at what became Wachovia Securities. At Wachovia, Mr. Grunewald managed a number of high profile transactions, including initial public offerings and secondary offerings for some of the largest publicly-traded BDCs and finance companies including Capital Source, American Capital Strategies, Allied Capital, Ares Capital and Gladstone Capital. In 2006, Mr. Grunewald joined American Capital Strategies, or ACAS, a publicly-traded BDC and global asset manager with current assets under management in excess of $52 billion. As head of the Financial Services Investment Practice from 2006 through 2009, Mr. Grunewald and his team focused on investment activity in the specialty finance, insurance, depository and asset management sectors. In his three years at ACAS, Mr. Grunewald committed over $1 billion to debt and equity investments and also founded two highly successful financial services companies at ACAS: Core Financial Holdings, a diversified commercial finance company and asset based lender, and American Capital Agency Corporation (NASDAQ: “AGNC”), a publicly traded mortgage REIT. Mr. Grunewald’s relationships and contacts within the middle market finance arena will allow BDCA to source debt and equity investments from a large universe of middle market originators and sponsors.
Nicholas Radesca
Nicholas Radesca has served as the chief financial officer and treasurer of the Company and the Adviser since February 2013. Mr. Radesca has also served as the chief financial officer and treasurer of American Energy Capital Partners, LP’s general partner since October 2013. Mr. Radesca has served as chief financial officer of ARC DNAV, the ARC DNAV advisor and the ARC DNAV property manager since January 2014. In addition, Mr. Radesca has served as chief financial officer of ARCT V, the ARC V advisor and the ARCT V property manager since January 2014. Mr. Radesca has also served as the chief financial officer of NYRT, the NYRT advisor, the NYRT property manager from February 2014 until April 2014. Mr. Radesca also served as the interim chief financial of ARC HT, the ARC HT advisor, the ARC HT property manager, ARC HT II, the ARC HT II advisor and the ARC HT II property manager from February 2014 to March 2014. Mr. Radesca has also served as the chief financial officer and treasurer of ARC RFT and the ARC RFT advisor since January 2013. Prior to joining American Realty Capital in December 2012, Mr. Radesca was employed by Solar Capital Management, LLC, from March 2008 to May 2012, where he served as the chief financial officer and corporate secretary for Solar Capital Ltd. and its predecessor company, and Solar Senior Capital Ltd., both of which are publicly traded business development companies. From 2006 to February 2008, Mr. Radesca served as the chief accounting officer at iStar Financial Inc., a publicly traded commercial REIT, where his responsibilities included overseeing accounting, tax and SEC reporting. Prior to iStar, Mr. Radesca served in various senior accounting and financial reporting roles at Fannie Mae, Del Monte Foods Company, Providian Financial Corporation and Bank of America. Mr. Radesca has more than 20 years of experience in financial reporting and accounting and is a licensed certified public accountant in New York and Virginia. He holds a B.S. in accounting from the New York Institute of Technology and an M.B.A. from the California State University, East Bay.

Thomas Riley
Thomas Riley has served as chief compliance officer of the Company since April 2015 and has served as the chief compliance officer of the Adviser since March 2015. Mr. Riley is a Compliance Officer with RCS Advisory Services, LLC (“RCS Advisory”), an affiliate of the Sponsor that provides certain administrative and compliance services to the Company and other investment companies sponsored or advised by the Sponsor or its affiliates. Prior to joining RCS Advisory in January 2015, Mr. Riley was senior risk manager for the Dealer Manager from June 2014, where he worked on compliance matters for the Dealer Manager’s retail broker-dealer subsidiaries. Prior to joining the Dealer Manager, Mr. Riley was with The Guardian Life Insurance Company of America from April 2004 to June 2014 where he served as AVP, Head of Sales Supervision for their wealth management advisory platform. Mr. Riley has received his BS in Finance & Economics from Siena College.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of the Common Stock to file initial reports of ownership of such securities and reports of changes in ownership of such securities with the SEC. Such officers, directors and 10% stockholders of our company are also required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Specific due dates for those reports have been established and we are required to report herein of any failure to file such reports by those due dates. Based solely on our review of the copies of such forms received by it with respect to the period from January 1, 2014 to December 31, 2014, all reports were filed on a timely basis, except, due to administrative errors, the following were not timely filed: one Form 4 for Mr. Budko, filed on December 19, 2014, and one for Mr. Michelson, filed on December 19, 2014.
Code of Ethics
The Board of Directors adopted our Code of Business Conduct and Ethics (the "Code of Ethics") that applies to the registrant's principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations. The Code of Ethics is available to any stockholder who requests it c/o Business Development Corporation of America, 405 Park Avenue, 14th Floor, New York, New York 10022 and is also available on our website at www.bdca.com. Any amendments to or waivers of the Code of Ethics will also be disclosed on our website.
Audit Committee
Each member of the audit committee is independent for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”). Our audit committee consists of Messrs. Michelson (Chairman) and Read. The Board has determined that Mr. Michelson is qualified as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and the rules and regulations of the SEC and is an independent director.
Compensation Committee
Each member of the compensation committee is independent for purposes of the 1940 Act. The compensation committee operates pursuant to a written charter and conducts periodic reviews of our Amended and Restated Investment Advisory and Management Services Agreement (the “Agreement”). The committee considers in such periodic reviews, among other things, whether the compensation of our Adviser is reasonable in relation to the nature and quality of services performed, and whether the provisions of the Agreement are being satisfactorily performed. Messrs. Michelson (Chairman), Rendell and Read serve as the members of our compensation committee. Our compensation committee met one time during fiscal year ended December 31, 2014. The charter of the compensation committee is available in print to any stockholder who requests it and is also available on the Company’s website at www.bdca.com.
Nominating and Corporate Governance Committee
Each member of the nominating and corporate governance committee is independent for purposes of the 1940 Act. The nominating and corporate governance committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the Board of Directors or a committee of the Board of Directors, developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the board and our management. The nominating and corporate governance committee met one time during fiscal year ended December 31, 2014. Messrs. Michelson, Rendell and Read (Chairman) serve as the members of our nominating and corporate governance committee. The charter of the nominating and corporate governance committee is available in print to any stockholder who requests it and is also available on the Company’s website at www.bdca.com.

ITEM 11. EXECUTIVE COMPENSATION
Compensation of Directors
The following table sets forth information regarding compensation of our directors for the fiscal year ended December 31, 2014:

Name	Fees Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Peter M. Budko (1)	—	—	—	—	—	—	—
William M. Kahane (1)	—	—	—	—	—	—	—
Leslie D. Michelson	27,500						27,500
Randolph C. Read (2)	—	—	—	—	—	—	—
Edward G. Rendell	20,000	—	—	—	—	—	20,000
______________________________

(1)	Messrs. Budko and Kahane receive no additional compensation for serving as a director or executive officer.

(2)	Mr. Read was elected to the Board effective December 18, 2014.
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
Compensation Committee Report
We currently have no employees. Our Adviser performs our day-to-day management functions. Our current executive officers, Peter M. Budko, Robert K. Grunewald and Nicholas Radesca are all employees of the Adviser and do not receive any compensation directly from us for the performance of their duties as executive officers. Our former chief executive officer, Nicholas S. Schorsch, who resigned in December 2014, is a controlling person of our Sponsor and did not receive any compensation directly from us for the performance of his duties as chief executive officer. As a result, we do not have, and the Board has not considered, a compensation policy or program for our executive officers and has not included in this Annual Report on Form 10-K a “Compensation Discussion and Analysis,” a report with respect to executive compensation, a non-binding stockholder advisory vote on compensation of executives or a non-binding stockholder advisory vote on the frequency of the stockholder vote on executive compensation. See “Item 13. Certain Relationships and Related Transactions and Director Independence” below for a discussion of fees and expenses payable to the Adviser and its affiliates.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 16, 2015, in each case including shares of Common Stock which may be acquired by such persons within 60 days, by each person known by us to be the beneficial owner of more than 5% of its outstanding shares of Common Stock based solely upon the amounts and percentages contained in the public filings of such persons; each of our executive officers and directors; and all of our executive officers and directors as a group.

Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage (2)
Interested Directors:
Peter M. Budko	33,749	*
William M. Kahane	—	*
Independent Directors:
Leslie D. Michelson	8,678	*
Randolph C. Read	—	*
Edward G. Rendell	—	*
Officers (that are not directors):
Nicholas Radesca	—	*
Robert K. Grunewald	—	*
All directors and executive officers as a group (7 persons)	206,293	*
* Less than 1%
(1) The business address of each individual or entity listed in the table is 405 Park Avenue, 3rd Floor, New York, New York 10022.
(2) Based on a total of 170,371,620 shares of common stock issued and outstanding on April 16, 2015.
(3) Our Adviser, which owns 163,866 shares of the 206,293 shares presented above, is 100% owned by American Realty Capital II Advisors, LLC, which is majority-owned by Nicholas S. Schorsch and William M. Kahane.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Charter and Bylaws provide for a board of directors with no fewer than three and no more than fifteen directors, a majority of whom must be independent. Under the Charter, a director is considered independent if he or she is not an “interested person” as that term is defined under Section 2(a)(19) of the Investment Company Act. Section 2(a)(19) of the Investment Company Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with us. The members of the Board of Directors who are not independent directors are referred to as interested directors. The Board of Directors has determined that Leslie D. Michelson, Randolph C. Read and Edward G. Rendell do not qualify as “interested persons” as defined by Section 2(a)(19) of the Investment Company Act and qualify as independent directors.

Adviser

We have entered into an investment advisory and management services agreement, as amended and restated, with the Adviser whereby the Adviser manages our day to day operations. Our Adviser is indirectly wholly owned by our Sponsor, which is controlled by Mr. Schorsch and Mr. Kahane, a member of our Board of Directors. Our officers and the Adviser’s investment professionals may also serve as principals of other investment managers affiliated with the Adviser or AR Capital that may in the future manage investment funds with investment objectives similar to ours.

For the year ended December 31, 2014, we incurred $24.9 million of management fees, of which the Adviser waived $0.0 million. For the year ended December 31, 2014, we incurred $7.3 million of incentive fees, of which the Advisor waived $1.3 million.

The Adviser, pursuant to a private placement, contributed an aggregate of $200,000 to purchase 22,222 shares of common stock at $9.00 per share, which represents the public offering price at that time of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. Because no sales commission or dealer manager fees were paid on the gross offering proceeds from the private placement, the per share net offering proceeds received by us from the private placement were equal to the per share net offering proceeds that we received from investors who purchased our shares at a price of $10.00 in this offering. In addition, the Adviser has contributed an additional $1,300,000 to purchase 140,845 shares of our common stock at $9.23 per share so that the aggregate contribution by the Adviser was $1,500,000. The Adviser will not tender any of its shares for repurchase as long as they continue to serve as our investment adviser.

Any transaction with our affiliates must be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of the directors, including a majority of disinterested directors.
Expense Support Agreement
The Adviser and its affiliates may incur and pay costs and fees on behalf of the Company which may be reimbursable to the Adviser. The Company and the Adviser have entered into an expense support agreement (the “Expense Support Agreement”) whereby the Adviser may pay the Company up to 100% of all offering and operating expenses (“Expense Support Payment”) for any period beginning on the effective date of the Registration Statement, until the Adviser and the Company mutually agree otherwise. The Expense Support Payment for any month shall be paid by the Adviser to the Company in cash and/or offsets against amounts due from the Company to the Adviser, no later than five business days after the end of such month.
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
For the years ended December 31, 2014 and 2013, no Expense Support Payments were made by our Adviser. For the year ended December 31, 2012, $0.3 million in Expense Support Payments were made by our Adviser.
Dealer Manager
We have entered into a dealer manager agreement with Realty Capital Securities, LLC (our “Dealer Manager”). We paid to our Dealer Manager 7% of the gross offering proceeds from our initial public offering, except that no selling commissions were paid on shares sold under our distribution reinvestment plan. Our Dealer Manager reallowed all of the selling commission to participating broker-dealers. Alternatively, a participating broker-dealer was permitted to elect to receive a fee equal to 7.5% of gross proceeds from the sale of shares by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale, in which event, a portion of the dealer manager fee will be reallowed such that the combined selling commission and dealer manager fee do not exceed 10% of gross proceeds of our primary offering. Our Dealer Manager was required to repay to the Company any excess amounts received over FINRA’s 10% cap if the offering was abruptly terminated before reaching the maximum amount of offering proceeds, which did not occur. Additionally, we paid to our Dealer Manager a dealer manager fee equal to 3% of the gross offering proceeds of our primary offering; we did not pay a dealer manager fee with respect to sales under our distribution reinvestment plan. Our Dealer Manager was permitted to reallow all or part of the dealer manager fee to participating broker-dealers. During the fiscal year ended December 31, 2014, the Company incurred $87.5 million to our Dealer Manager for commissions and dealer manager fees, of which approximately $57.9 million was paid directly to participating broker-dealers per our Dealer Manager’s instruction and an additional $10.0 million was reallowed to participating broker dealers.
Nicholas S. Schorsch and William M. Kahane, one of our directors, together indirectly own a majority of the ownership and voting interests of the public parent company that owns our Dealer Manager.
The public parent company of our Dealer Manager is under common ownership our Sponsor and our Adviser is owned directly or indirectly by our Sponsor. Our Sponsor is owned by current officers and/or directors of the Company as follows: Nicholas S. Schorsch and William M. Kahane, one of our directors, own a controlling interest in our Sponsor and Peter M. Budko, our chairman and chief executive officer, is an equity holder of our Sponsor.

Advisory Services

An affiliate of ours, RCS Advisory Services, LLC ("RCS"), is an entity under common ownership with the Sponsor. RCS performs legal, compliance and marketing services for us through the Investment Advisory Agreement. As of December 31, 2014 we have incurred charges of $2.6 million related to legal, compliance and marketing services provided by RCS.

Transfer Agent

Our transfer agent, American National Stock Transfer, LLC, is an entity under common control with our Sponsor. The transfer agent conducts transfer agency, registrar and supervisory services for us. As of December 31, 2014, we incurred transfer agent fees of $2.2 million.

Due Diligence

An affiliate of ours, SK Research, LLC ("SK Research"), is an entity under common ownership with the Sponsor. SK Research provides broker-dealers and financial advisors with the research, critical thinking and analytical resources necessary to evaluate the viability, utility and performance of investment programs. As of December 31, 2014 we have been charged $0.1 million by SK Research to conduct due diligence on us.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Accounting Firm

The audit committee of the Board of Directors has selected and appointed KPMG LLP (“KPMG”) as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending 2015. KPMG has audited our consolidated financial statements for the most recent fiscal year ended December 31, 2014. KPMG was selected and appointed as the Company’s independent registered public accounting firm on February 2, 2015. A representative of KPMG will attend the Annual Meeting and will have an opportunity to make a statement if he or she desires to do so and will be available to respond to appropriate questions.

Until its resignation on January 22, 2015, Grant Thornton LLP (“Grant Thornton”) had served as the Company’s independent registered public accounting firm. Grant Thornton’s audit reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2012 and 2013 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s two most recent fiscal years and the subsequent interim period from January 1, 2015 through January 22, 2015, (i) there were no disagreements between the Company and Grant Thornton on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to the subject matter of the disagreement in its report on the Company’s consolidated financial statements, and (ii) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.
During the Company’s two most recent fiscal years and the subsequent interim period from January 1, 2015 through February 2, 2015, neither the Company nor anyone acting on behalf of the Company, consulted KPMG regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that KPMG concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).
Fees
Aggregate fees for professional services rendered by KPMG and Grant Thornton for the year ended December 31, 2014 and by Grant Thornton for the year ended December 31, 2013 were as follows:

	2014	2013
Audit Fees	$1,640,073	$275,040
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	51,025
Total Fees	$1,640,073	$326,065
Audit Fees
Audit fees were for professional services rendered for audits of the Company’s annual consolidated financial statements, reviews of the Company’s annual report on Form 10-K and quarterly reports on Form 10-Q and consents on the Company’s amendments to Form N-2.
Audit Related Fees
There were no audit related fees billed for the fiscal years ended December 31, 2014 and December 31, 2013.
Tax Fees
There were no tax fees billed for the fiscal years ended December 31, 2014 and 2013.
All Other Fees
Fees for other services would include fees for products and services other than the services reported above. Other fees billed in fiscal years 2014 and 2013 were $0 and $51,025, respectively. Our audit committee has considered the compatibility of non-audit services with the auditor’s independence.
Pre-Approval Policies and Procedures
In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and the Company’s management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the related requirements of the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants. All services rendered by Grant Thornton during the fiscal year ended December 31, 2014 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

a. Consolidated Financial Statements
See the Index to the Consolidated Financial Statements at page F-1 of this report.
b. Exhibits

Exhibit No.	Description

1.1
Dealer Manager Agreement with Realty Capital Securities, LLC, dated July 1, 2014 (previously filed as Exhibit 1.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and filed on August 14, 2014 and herein incorporated by reference).

1.2
Form of Soliciting Dealer Agreement (previously filed as Exhibit 1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed August 14, 2014 and herein incorporated by reference).

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

10.3
Amended and Restated Fund Administration Servicing Agreement by and between the Company and U.S. Bancorp Fund Services, LLC (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 17, 2015 and herein incorporated by reference).

10.4
Amended and Restated Fund Accounting Servicing Agreement by and between the Company and U.S. Bancorp Fund Services, LLC (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 17, 2015 and herein incorporated by reference).

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

Exhibit No.	Description
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

Exhibit No.	Description
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

10.30
Master Loan Purchase Agreement, dated as of April 7, 2015 between BDCA Helvetica Funding, Ltd. and Business Development Corporation of America (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2015 and herein incorporated by reference).

10.31
Indenture, dated as of April 7, 2015, by and between BDCA Helvetica Funding, Ltd. and U.S. Bank National Association as trustee (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 7, 2015 and herein incorporated by reference).

10.32
Subscription Agreement, dated as of April 7, 2015, between BDCA Helvetica Funding, Ltd., Business Development Corporation of America (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 7, 2015 and herein incorporated by reference).

10.33
Rule 144A Global Class A Notes and Regulation S Global Class A Notes (included in Exhibit A to Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed on April 7, 2015 and herein incorporated by reference).

10.34
TBMA/ISMA 2000 Global Master Repurchase Agreement (2000 version), by and between UBS AG, London Branch and Business Development Corporation of America, together with the related Annex and Confirmation thereto, each dated as of March 31, 2015 (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 7, 2015 and herein incorporated by reference).

10.35
Collateral Management Agreement, dated as of April 7, 2015, between BDCA Helvetica Funding, Ltd. and Business Development Corporation of America (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 7, 2015 and herein incorporated by reference).

10.36
Collateral Administration Agreement, dated as of April 7, 2015, between BDCA Helvetica Funding, Ltd., Business Development Corporation of America and U.S. Bank National Association as administrator (previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 7, 2015 and herein incorporated by reference).

10.37
Account Control Agreement dated as of April 7, 2015 between BDCA Helvetica Funding, Ltd. and U.S. Bank National Association as trustee and custodian (previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 7, 2015 and herein incorporated by reference).

10.38
Equity Contribution Agreement, dated as of April 7, 2015, between BDCA Helvetica Funding, Ltd., Business Development Corporation of America and U.S. Bank National Association as trustee (previously filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on April 7, 2015 and herein incorporated by reference).

10.39
Liquidation Agent Appointment Letter, dated as of April 7, 2015, between BDCA Helvetica Funding, Ltd., Business Development Corporation of America and UBS AG, London Branch (previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on April 7, 2015 and herein incorporated by reference).

Exhibit No.	Description

10.40	Form of Indemnification Agreement (filed herewith).

14	Code of Ethics (filed herewith).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 4th day of May 2015.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
By: /s/ Peter M. Budko Name: Peter M. Budko Title: Chief Executive Officer and Chairman of the Board of Directors
* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter M. Budko Peter M. Budko	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 4, 2015
/s/ Nicholas Radesca Nicholas Radesca	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	May 4, 2015
/s/ William M. Kahane William M. Kahane	Director	May 4, 2015
/s/ Edward G. Rendell Edward G. Rendell	Independent Director	May 4, 2015
/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	May 4, 2015
/s/ Randolph C. Read Randolph C. Read	Independent Director	May 4, 2015

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Business Development Corporation of America:

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Business Development Corporation of America (and subsidiaries) (the Company) as of December 31, 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2014, by correspondence with the custodian, portfolio companies or agents. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Business Development Corporation of America (and subsidiaries) as of December 31, 2014, and the results of their operations, the changes in their net assets and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
May 4, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Business Development Corporation of America

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Business Development Corporation of America (a Maryland Corporation) and subsidiaries (the “Company”) as of December 31, 2013 and the related consolidated statements of operations, changes in net assets, cash flows and financial highlights for each of the two years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements, financial statement schedule, and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements, financial statement schedule, and financial highlights based on our audits.

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

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Business Development Corporation of America and subsidiaries as of December 31, 2013 and the results of their operations, their cash flows, and their financial highlights for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 18, 2014

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands except share and per share data)

	December 31,
	2014	2013
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $77,986 and $34,132, respectively)	$88,841	$34,132
Affiliate Investments, at fair value (amortized cost of $513,185 and $150,729, respectively)	505,806	154,209
Non-affiliate Investments, at fair value (amortized cost of $1,340,855 and $501,416, respectively)	1,322,344	507,435
Investments, at fair value (amortized cost of $1,932,026 and $686,277, respectively)	1,916,991	695,776
Cash and cash equivalents	206,872	12,995
Cash collateral on deposit with custodian	—	76,874
Receivable for unsettled trades	33,746	36,158
Interest receivable	22,464	7,527
Deferred credit facility financing costs, net	4,411	2,278
Prepaid expenses and other assets	1,792	1,003
Due from affiliate	1,666	1,059
Receivable due on total return swap	—	4,053
Unrealized gain on total return swap	—	3,180
Dividend receivable	—	738
Total assets	$2,187,942	$841,641

LIABILITIES
Revolving credit facility	$618,712	$132,687
Stockholder distributions payable	11,587	4,578
Management fees payable	7,981	2,689
Subordinated income incentive fees payable	2,736	2,577
Accounts payable and accrued expenses	6,760	599
Interest and credit facility fees payable	3,386	715
Payable for unsettled trades	685	67,003
Payable for common stock repurchases	672	88
Accrued capital gains incentive fees	—	2,802
Total liabilities	$652,519	$213,738
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 shares authorized, 157,534,040 and 63,671,644 shares issued and outstanding, respectively	157	64
Additional paid in capital	1,544,584	611,703
Accumulated under / (over) distributed net investment income	7,710	(509)
Accumulated under distributed realized gains	(539)	3,966
Net unrealized appreciation (depreciation)	(18,082)	12,679
Total Business Development Corporation of America net assets	1,533,830	627,903
Non-controlling interest	1,593	—
Total net assets	1,535,423	627,903

Total liabilities and net assets	$2,187,942	$841,641

Net asset value per share	$9.74	$9.86

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2014	2013	2012
Investment income:
Interest from investments
Control investments	$5,076	$55	$—
Affiliate investments	39,510	5,829	—
Non-control/Non-affiliate investments	83,172	23,632	6,777
Total interest from investments	127,758	29,516	6,777
Interest from cash and cash equivalents	25	7	2
Total interest income	127,783	29,523	6,779
Other income	10,498	1,870	135
Total investment income	138,281	31,393	6,914

Operating expenses:
Management fees	24,926	6,555	1,320
Subordinated income incentive fees	9,929	6,377	827
Capital gains incentive fees	(2,664)	2,444	543
Interest and credit facility financing expenses	11,057	2,248	683
Professional fees	5,956	1,723	554
Other general and administrative	3,060	171	110
Administrative services	770	318	60
Insurance	221	223	205
Directors fees	74	69	75
Expenses before expense waivers and reimbursements from Adviser	53,329	20,128	4,377
Waiver of management and incentive fees	(1,335)	(1,827)	(1,611)
Expense support reimbursements from Adviser	—	—	(266)
Total expenses net of expense waivers and reimbursements from Adviser	51,994	18,301	2,500

Net investment loss attributable to noncontrolling interests	(68)	—	—

Net investment income	86,355	13,092	4,414

Realized and unrealized gain (loss) on investments and total return swap:
Net realized gain (loss) from investments
Control investments	(79)	—	—
Affiliate investments	7,785	855	—
Non-control/non-affiliate investments	1,688	3,111	1,471
Total net realized gain from investments	9,394	3,966	1,471
Net realized gain from total return swap	14,552	14,641	1,958
Net change in unrealized appreciation (depreciation) on investments
Control investments	10,854	—	—
Affiliate investments	(10,858)	3,344	137
Non-control/non-affiliate investments	(24,529)	4,909	1,132
Total net change in unrealized appreciation (depreciation) on investments	(24,533)	8,253	1,269

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
Net change in unrealized appreciation (depreciation) on total return swap	(3,180)	2,792	388
Net realized and unrealized gain (loss) on investments and total return swap before non-controlling interests and deferred income taxes	(3,767)	29,652	5,086
Net change in unrealized depreciation attributable to non-controlling interests	(660)	—	—

Net deferred income tax expense on unrealized appreciation of investments	(2,388)	—	—

Net realized and unrealized gain (loss) on investments and total return swap	(6,815)	29,652	5,086

Net increase in net assets resulting from operations	$79,540	$42,744	$9,500

Per share information - basic and diluted
Net investment income	$0.71	$0.36	$0.63
Net increase in net assets resulting from operations	$0.65	$1.17	$1.36
Weighted average shares outstanding	122,154,778	36,390,524	6,987,287

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2014	2013	2012
Operations:
Net investment income	$86,355	$13,092	$4,414
Net realized gain from investments	9,394	3,966	1,471
Net realized gain from total return swap	14,552	14,641	1,958
Net change in unrealized appreciation (depreciation) on investments	(24,533)	8,253	1,269
Net change in unrealized appreciation (depreciation) on total return swap	(3,180)	2,792	388
Net change in unrealized depreciation on minority interest	(660)	—	—
Net unrealized deferred tax	(2,388)	—	—
Net increase in net assets from operations	79,540	42,744	9,500
Stockholder distributions:
Distributions from net investment income (1)	(86,355)	(13,092)	(4,414)
Distributions from net realized gain from investments and total return swap (1)	(19,944)	(18,207)	(2,991)
Net decrease in net assets from stockholder distributions	(106,299)	(31,299)	(7,405)
Capital share transactions:
Issuance of common stock, net of issuance costs	888,579	466,008	128,463
Reinvestment of stockholder distributions	48,569	11,142	2,181
Repurchases of common stock	(4,462)	(1,377)	(261)
Net increase in net assets from capital share transactions	932,686	475,773	130,383
Total increase in Business Development Corporation of America net assets	905,927	487,218	132,478
Increase in non-controlling interest	1,593	—	—
Total increase in net assets	907,520	487,218	132,478
Net assets at beginning of period	627,903	140,685	8,207
Net assets at end of period	$1,535,423	$627,903	$140,685

Net asset value per common share	$9.74	$9.86	$9.41
Common shares outstanding at end of period	157,534,040	63,671,644	14,943,215

Accumulated under / (over) distributed net investment income	$7,710	$(509)	$696
Accumulated under distributed realized gains	$(539)	$3,966	$—
______________

(1)
Distributions from net investment income and distributions from net realized gain from investments and total return swap were not previously presented for the year ended December 31, 2012 but has been presented herein for consistency with the year ended December 31, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2014	2013	2012
Operating activities:
Net increase in net assets from operations	$79,540	$42,744	$9,500
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Paid-in-kind interest income	(2,896)	(807)	(15)
Net accretion of discount on investments	(2,830)	(672)	(230)
Amortization of deferred financing costs	1,186	344	140
Sales and repayments of investments	1,284,029	270,038	135,746
Purchase of investments	(2,514,658)	(815,944)	(254,661)
Net realized gain from investments	(9,394)	(3,966)	(1,471)
Net unrealized (appreciation) depreciation on investments	24,533	(8,253)	(1,269)
Net unrealized appreciation on total return swap	3,180	(2,792)	(388)
(Increase) decrease in operating assets:
Cash collateral on deposit with custodian	76,874	(57,716)	(19,157)
Interest receivable	(14,937)	(6,315)	(1,070)
Dividend receivable	738	(738)	—
Receivable due on total return swap	4,053	(2,766)	(1,286)
Prepaid expenses and other assets	(789)	(768)	(193)
Receivable for unsettled trades	2,412	(24,245)	(11,913)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(66,318)	57,203	7,886
Management and incentive fees payable	2,649	7,164	904
Interest and credit facility fees payable	2,671	522	173
Accounts payable and accrued expenses	6,161	407	87
Payable for common stock repurchases	584	(88)	—
Net cash used in operating activities	(1,123,212)	(546,648)	(137,217)

Financing activities:
Proceeds from issuance of shares of common stock, net	888,579	466,007	128,463
Repurchases of common stock	(4,462)	(1,377)	(86)
Decrease (increase) in deferred offering costs receivable	(2,017)	2,047	(1,754)
Proceeds from revolving credit facility	543,026	128,500	40,565
Payments on revolving credit facility	(57,000)	(29,720)	(12,558)
Payments of financing cost	(3,319)	(1,887)	(875)
Payments to (proceeds from) affiliate	1,410	(1,505)	1,071
Stockholder distributions	(50,721)	(16,602)	(4,257)
Increase in non-controlling interest	1,593	—	—
Net cash provided by financing activities	1,317,089	545,463	150,569

Net increase (decrease) in cash and cash equivalents	193,877	(1,185)	13,352
Cash and cash equivalents, beginning of period	12,995	14,180	828
Cash and cash equivalents, end of period	$206,872	$12,995	$14,180

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2014	2013	2012
Supplemental information:
Interest paid during the period	$7,305	$1,381	$272
Taxes, including excise tax, paid during the period	$174	$5	$2
Supplemental non-cash information:
Payable for common stock repurchases	$672	$88	$175
DRIP distribution payable	$5,735	$2,074	$341
Cash distribution payable	$5,852	$2,504	$682
DRIP distribution paid	$48,569	$11,142	$1,917
Stock distribution paid	$—	$—	$264

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2014

Portfolio Company (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets

Senior Secured First Lien Debt - 65.0% (b)
Ability Networks Inc. (aa)	Health Care Providers & Services	L+5.00% (6.00%), 5/14/2021	$7,960	$7,923	$7,781	0.5%
AM General LLC (aa)	Aerospace & Defense	L+9.00% (10.25%), 3/22/2018	5,950	5,381	5,229	0.3%
Amports, Inc. (ab)	Automotive	L+8.00% (9.00%), 5/19/2020	14,999	14,899	14,986	1.0%
Answers Corporation (z) (aa)	Internet Software & Services	L+5.25% (6.25%),10/3/2021	35,000	33,811	33,162	2.2%
AP Gaming I, LLC (z)	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 12/20/2020	4,913	4,786	4,888	0.3%
Applied Merchant Systems West Coast, Inc.	Diversified Financial Services	L+11.50% (12.50%), 9/19/2019	19,256	18,868	18,863	1.2%
Avaya, Inc. Term Loan B-6 (aa)	Communications Equipment	L+5.50% (6.50%), 3/31/2018	12,831	12,848	12,617	0.8%
Caesars Growth Properties Holdings, LLC (a) (aa)	Hotels, Restaurants & Leisure	L+5.25% (6.25%), 5/8/2021	4,975	4,971	4,548	0.3%
Central Security Group, Inc. (z) (aa)	Commercial Services & Supplies	L+5.25% (6.25%), 10/2/2020	18,500	18,230	18,176	1.2%
Chicken Soup for the Soul Publishing, LLC (z) (ab)	Publishing	L+6.00% (7.25%), 1/8/2019	29,850	29,549	30,048	2.0%
Clover Technologies Group, LLC (aa)	Commercial Services & Supplies	L+4.50% (5.50%), 5/8/2020	11,471	11,481	11,156	0.7%
ConvergeOne Holdings Corp. (aa)	Diversified Consumer Services	L+5.00% (6.00%), 6/17/2020	13,432	13,308	13,365	0.9%
Creative Circle, LLC (z) (aa)	Professional Services	L+4.50% (5.50%), 6/25/2020	12,374	12,261	12,220	0.8%
Danish CRJ LTD. (a) (p)	Aerospace & Defense	13.50%	181	181	181	—%
Eagle Rx, LLC (z)	Health Care Providers & Services	L+6.00% (7.00%), 8/15/2019	15,920	15,845	16,024	1.0%
ECI Acquisition Holdings, Inc. (k) (z)	Technology - Enterprise Solutions	L+6.25% (7.25%), 3/11/2019	12,320	12,268	12,224	0.8%
Epic Health Services, Inc. (z)	Health Care Providers & Services	L+5.25% (6.50%), 10/18/2018	15,522	15,410	15,508	1.0%
ERG Holding Company (z) (ad)	Health Care Providers & Services	L+6.75% (8.00%), 4/4/2019	14,578	14,329	14,370	0.9%
Excelitas Technologies Corp. (aa)	Electronic Equipment, Instruments & Components	L+5.00% (6.00%), 11/2/2020	10,126	10,161	10,007	0.7%
EZE Trucking, Inc. (aj) (z)	Road & Rail	L+10.75% (14.00%), 7/31/2018	12,499	12,455	12,499	0.8%
GTCR Valor Companies, Inc. (z) (aa)	Software	L+5.00% (6.00%), 5/30/2021	36,890	36,049	35,830	2.3%
Hanna Anderson, LLC (z)	Retailers (except food & drug)	L+7.25% (8.25%), 4/21/2019	14,625	14,499	14,896	1.0%
Henniges Automotive Holdings, Inc. (aa)	Automotive	L+5.00% (6.00%), 6/12/2021	9,943	9,849	9,893	0.5%
Icynene US Acquisition Corp. (z) (ai)	Building Products	L+6.25% (7.25%), 11/4/2020	52,000	50,987	50,960	3.3%
ILC Dover LP (z)	Aerospace & Defense	L+5.50% (6.50%), 3/20/2020	14,719	14,655	14,135	0.9%
InMotion Entertainment Group, LLC (z) (ae)	Retailers (except food & drug)	L+7.75% (9.00%), 10/1/2018	11,647	11,473	11,795	0.8%
IntegraMed America, Inc. (z)	Health Care Providers & Services	L+7.25% (8.50%), 9/20/2017	3,744	3,699	3,648	0.2%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2014

Portfolio Company (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Integrity Nutraceuticals, Inc. (z) (ab)	Food Products	L+9.50% (10.50%), 4/28/2019	$35,000	$34,401	$29,150	1.9%
Jackson Hewitt, Inc. (aa)	Diversified Consumer Services	L+8.50% (10.00%), 10/16/2017	8,625	8,570	8,582	0.6%
Jefferson Gulf Coast Energy Partners LLC	Transportation Infrastructure	L+8.00% (9.00%), 2/27/2018	17,955	17,798	17,057	1.1%
K2 Pure Solutions NoCal, L.P. (z)	Chemicals	L+6.00% (7.00%), 8/19/2019	9,875	9,722	9,609	0.6%
Kahala Ireland OpCo LLC (a) (ak) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	47,843	47,843	47,843	3.1%
Kahala US OpCo LLC (ak) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	7,131	7,131	7,131	0.5%
Land Holdings I, LLC	Hotels, Restaurants & Leisure	12.00%, 6/26/2019	30,000	29,460	30,677	2.0%
Liquidnet Holdings, Inc. (a) (z) (aa)	Capital Markets	L+6.75% (7.75%), 5/22/2019	17,063	16,959	16,295	1.1%
MCS AMS Sub-Holdings LLC (aa)	Real Estate Management & Development	L+6.00% (7.00%), 10/15/2019	14,156	13,740	12,457	0.8%
Miller Heiman, Inc. (z) (aa)	Media	L+5.75% (6.75%), 9/30/2019	18,389	17,886	17,872	1.2%
Motorsports Aftermarket Group, Inc. (z) (aa)	Automotive	L+4.00% (5.00%), 5/14/2021	24,875	23,284	20,646	1.3%
National Technical Systems, Inc. (v) (z)	Professional Services	L+5.50% (6.75%), 11/22/2018	18,609	18,487	18,467	1.2%
New Media Holdings II, LLC (a) (z)	Publishing	L+6.25% (7.25%), 6/3/2020	8,928	8,766	8,794	0.6%
NextCare, Inc. (m) (z) (ab)	Health Care Providers & Services	L+5.75% (7.00%), 10/10/2017	19,753	19,581	19,453	1.3%
North Atlantic Trading Company, Inc. (z) (aa)	Food Products	L+6.50% (7.75%), 1/13/2020	19,806	19,754	19,410	1.3%
OH Acquisition, LLC (a) (z)	Banking, Finance, Insurance & Real Estate	L+6.25% (7.25%), 8/29/2019	7,481	7,446	7,465	0.5%
Orchid Underwriters Agency, LLC (af)	Banking, Finance, Insurance & Real Estate	L+10.00% (10.00%), 11/6/2019	14,963	14,745	14,738	1.0%
Otter Box Holdings, Inc. (aa)	Electronic Equipment, Instruments & Components	L+4.75% (5.75%), 6/3/2020	8,445	8,390	8,336	0.5%
PeopLease Holdings, LLC (d) (z)	Commercial Services & Supplies	L+13.00% (14.00%), 12/26/2018	10,000	9,840	11,634	0.8%
PGX Holdings, Inc. (z)	Transportation Infrastructure	L+5.25% (6.25%), 9/29/2020	10,931	10,826	10,918	0.7%
Premier Dental Services, Inc. (z) (aa)	Health Care Providers & Services	L+5.00% (6.00%), 11/1/2018	24,740	24,631	23,503	1.5%
Pre-Paid Legal Services, Inc. (aa)	Diversified Consumer Services	L+5.00% (6.25%), 7/1/2019	9,212	9,295	9,124	0.6%
Pride Plating, Inc. (z)	Aerospace & Defense	L+5.50% (6.50%), 6/13/2019	9,874	9,806	9,811	0.6%
RedPrairie Corp. (aa)	Software	L+5.00% (6.00%), 12/21/2018	13,355	13,338	12,379	0.8%
Resco Products, Inc. (z)	Steel	L+6.00% (6.25%), 9/7/2016	10,000	9,907	9,771	0.6%
Squan Holding Corp. (n) (z)	Diversified Telecommunication Services	L+7.25% (8.25%), 10/9/2019	23,000	22,561	22,540	1.5%
STG-Fairway Acquisitions, Inc. (aa)	Professional Services	L+5.00% (6.25%), 2/28/2019	11,815	11,775	11,623	0.8%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2014

Portfolio Company (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
SunGard Availability Services Capital, Inc. (aa)	Business Equipment & Services	L+5.00% (6.00%), 3/29/2019	$9,925	$9,836	$8,794	0.6%
Taqua, LLC	Wireless Telecommunication Services	L+9.00% (10.00%), 7/31/2019	14,000	13,743	13,749	0.9%
TASC, Inc. (aa)	Aerospace & Defense	L+5.50% (6.50%), 5/22/2020	6,965	6,830	6,780	0.4%
Tax Defense Network, LLC (j) (z)	Diversified Consumer Services	L+8.50% (9.50%), 8/28/2019	31,100	30,520	30,725	2.0%
The Tennis Channel Holdings, Inc. (aj) (ab)	Media	L+8.50% (8.81%), 5/29/2017	15,781	15,489	15,149	1.0%
Total Outdoor Holdings Corp.	Advertising	L+10.00% (11.00%), 8/28/2019	20,000	19,627	19,624	1.3%
Transportation Insight, LLC (z)	Freight & Logistics	L+5.25% (6.25%), 9/30/2019	15,800	15,575	15,563	1.0%
Trinity Consultants Holdings, Inc. (z)	Business Equipment & Services	L+6.75% (7.75%), 2/15/2020	15,000	14,896	14,980	1.0%
Trojan Battery Company, LLC (z) (aa)	Automotive	L+4.75% (5.75%), 6/12/2021	10,195	10,100	9,991	0.7%
United Central Industrial Supply Company, LLC (z) (aa)	Commercial Services & Supplies	L+6.25% (7.50%), 10/9/2018	8,798	8,690	7,962	0.5%
US Shipping LLC (aa)	Marine	L+4.50% (5.50%), 4/30/2018	10,255	10,399	10,050	0.7%
Sub Total Senior Secured First Lien Debt				$1,011,823	$997,661	65.0%

Senior Secured Second Lien Debt - 17.5% (b)
Ability Networks Inc. (ab)	Health Care Providers & Services	L+8.25% (9.25%), 5/16/2022	$12,550	$12,434	$12,236	0.8%
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	L+10.50% (11.50%), 3/31/2020	9,000	8,823	8,820	0.6%
Appriss Holdings, Inc.	Business Equipment & Services	L+8.25% (9.25%), 5/21/2021	15,000	14,779	14,775	1.0%
Boston Market Corporation (ab)	Hotels, Restaurants & Leisure	L+7.63% (8.63%), 12/16/2018	14,800	14,624	15,041	1.0%
CIG Financial, LLC (a) (ah)	Consumer Finance	10.50%, 6/30/2019	15,000	14,865	15,000	1.0%
CPX Interactive Holdings, LP	Publishing	L+10.00% (11.00%), 3/26/2018	20,205	19,076	18,277	1.3%
CREDITCORP (ab)	Consumer Finance	12.00%, 7/15/2018	13,250	13,183	12,852	0.8%
H.D. Vest, Inc. (ab)	Diversified Consumer Services	L+8.00% (9.25%), 6/18/2019	8,750	8,669	8,791	0.6%
High Ridge Brands Co. (ab)	Retailers (except food & drug)	L+8.50% (9.50%), 4/11/2020	22,500	22,203	22,309	1.5%
Interblock USA L.C. (ab)	Electronic Equipment, Instruments & Components	L+8.75% (9.75%), 3/28/2018	23,000	22,627	22,732	1.5%
J. C. Bromac Corporation (dba EagleRider, Inc.) (ac)	Hotels, Restaurants & Leisure	L+9.00% (10.00%), 8/11/2019	10,000	9,838	9,873	0.6%
K&N Engineering, Inc. (l) (ab)	Automotive	L+8.63% (9.63%), 7/11/2020	13,000	12,730	12,764	0.8%
Linc Energy Finance USA, Inc. (ab)	Oil, Gas & Consumable Fuels	12.50%, 10/31/2017	9,000	8,895	7,598	0.5%
NCP Finance Limited Partnership (aa) (ab)	Consumer Finance	L+9.75% (11.00%), 10/1/2018	17,779	17,621	17,557	1.1%
Noosa Acquirer, Inc.	Food Products	L+5.25% (6.25%), 11/21/2020	25,000	24,632	24,625	1.5%
Sage Automotive Holdings, Inc.	Auto Components	L+8.00% (9.00%), 10/8/2021	13,000	12,873	12,870	0.8%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2014

Portfolio Company (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Schulman Associates Institutional Review Board, Inc.	Health Care	L+8.00% (9.00%), 6/3/2021	$17,000	$16,664	$16,660	1.1%
Surgery Center Holdings, Inc. (aa)	Healthcare & Pharmaceuticals	L+7.50% (8.50%), 11/3/2021	10,000	9,902	9,625	0.6%
Zimbra, Inc. (ab)	Software	10.75%, 7/1/2016	6,000	5,984	5,953	0.4%
Sub Total Senior Secured Second Lien Debt				$270,422	$268,358	17.5%

Subordinated Debt - 4.0% (b)
Gold, Inc. (d) (ab)	Textiles, Apparel & Luxury Goods	12.00%, 6/30/2019	$12,163	$11,969	$11,823	0.8%
Park Ave RE Holdings, LLC (d) (o)	Real Estate Management & Development	L+8.00% (13.00%), 12/29/2017	6,107	6,107	6,107	0.4%
S.B. Restaurant Co., Inc. (e) (t)	Hotels, Restaurants & Leisure	1/10/2018	4,050	3,974	—	—%
S.B. Restaurant Co., Inc. - Senior Subordinated Debt (e) (t)	Hotels, Restaurants & Leisure	1/10/2018	134	88	—	—%
Steel City Media (aj)	Media	12.00%, 3/29/2020	20,103	19,716	19,752	1.3%
Visionary Integration Professionals, LLC (ab) (aj)	IT Services	13.00%, 12/3/2018	11,239	10,296	10,269	0.7%
Xplornet Communications, Inc. (a) (ak)	Diversified Telecommunication Services	13.00%, 10/25/2020	11,350	11,350	11,203	0.7%
Zimbra, Inc.	Software	12.00%, 7/10/2018	2,000	2,000	1,776	0.1%
Sub Total Subordinated Debt				$65,500	$60,930	4.0%

Collateralized Securities - 23.8% (b)
B&M CLO 2014-1, LTD. Subordinated Notes (a) (p)	Diversified Investment Vehicles	4/16/2026	$40,250	$33,734	$31,280	2.0%
CVP Cascade CLO, LTD. Subordinated Notes (a) (p)	Diversified Investment Vehicles	1/16/2026	31,000	23,589	22,553	1.5%
CVP Cascade CLO-2, LTD. Subordinated Notes (a) (p)	Diversified Investment Vehicles	7/18/2026	35,250	27,940	26,479	1.7%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (p)	Diversified Investment Vehicles	1/15/2027	35,057	27,864	27,128	1.8%
MidOcean Credit CLO II, LLC (a) (p)	Diversified Investment Vehicles	1/29/2025	37,600	33,024	33,712	2.2%
MidOcean Credit CLO III, LLC (a) (p)	Diversified Investment Vehicles	7/21/2026	40,250	35,420	36,120	2.4%
MidOcean Credit CLO IV, LLC (a) (p)	Diversified Investment Vehicles		18,500	18,500	18,500	1.2%
NewStar Arlington Senior Loan Program LLC Subordinated Notes (a) (p)	Diversified Investment Vehicles	7/25/2025	31,603	29,514	30,474	2.0%
Ocean Trails CLO V, LTD. (a) (p)	Diversified Investment Vehicles	10/13/2026	40,518	35,840	34,607	2.3%
OFSI Fund VI, Ltd. Subordinated Notes (a) (p)	Diversified Investment Vehicles	3/20/2025	38,000	32,895	32,707	2.1%
Related Fee Agreements (a) (p) (s)	Diversified Investment Vehicles		—	16,308	16,369	1.0%
Silver Spring CLO, Ltd. (a) (p)	Diversified Investment Vehicles	10/15/2026	31,500	29,701	27,398	1.8%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (p)	Diversified Investment Vehicles	5/1/2026	36,000	28,604	27,570	1.8%
Sub Total Collateralized Securities				$372,933	$364,897	23.8%

Equity/Other - 14.7% (b)

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2014

Portfolio Company (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Carlyle GMS Finance, Inc. (a) (i)	Diversified Investment Vehicles		$3,123	$3,123	$2,970	0.2%
CPX Interactive Holdings, LP - Series A Convertible Preferred Shares (d) (e) (u)	Publishing	8.00%	$6,000	6,000	6,000	0.4%
CPX Interactive Holdings, LP - Warrants (e) (u)	Publishing		317	1,087	651	—%
Crowley Holdings, Inc. - Series A Preferred Stock (aj)	Marine	12.00%	$25,518	25,518	25,444	1.7%
Danish CRJ LTD. (a) (e) (p) (r)	Aerospace & Defense		$5	1	260	—%
Evolution Research Group - Preferred Equity (e)	Health Care Providers & Services	8.00%	$500	500	492	—%
Fifth Street Senior Loan Fund I, LLC (a) (p)	Diversified Investment Vehicles		$35,000	35,000	35,000	2.4%
HIG Integrity Nutraceuticals (e) (u)	Food Products		1,567	1,630	—	—%
Kahala Ireland OpCo LLC - Common Equity (a) (e) (o) (y)	Aerospace & Defense		$—	—	5,275	0.3%
Kahala Ireland OpCo LLC - Profit Participating Note (a) (e) (o) (y)	Aerospace & Defense		1,625	1,589	1,625	0.1%
Kahala US OpCo LLC (o) (x)	Aerospace & Defense	13.00%	6,038	6,279	7,500	0.5%
MBLOX Inc. - Warrants (e)	Internet Software & Services		1,531	—	—	—%
NMFC Senior Loan Program I, LLC (a) (p)	Diversified Investment Vehicles		$50,000	50,000	49,371	3.2%
Orchid Underwriters Agency, LLC (e) (u)	Banking, Finance, Insurance & Real Estate		$500	500	500	—%
Park Ave Holdings, LLC - Common Shares (e) (o) (w)	Real Estate Management & Development	8.00%	7,900	1,229	5,551	0.4%
Park Ave Holdings, LLC - Preferred Shares (o) (w)	Real Estate Management & Development	8.00%	16	7,809	7,809	0.5%
PennantPark Credit Opportunities Fund II, LP (a) (g) (p)	Diversified Investment Vehicles		$10,000	10,000	10,764	0.7%
S.B. Restaurant Co., Inc. - Warrants (e)	Hotels, Restaurants & Leisure		—	—	—	—%
SkyCross Inc. - Warrants (e)	Electronic Equipment, Instruments & Components		2,254	—	—	—%
South Grand MM CLO I, LLC (a) (p) (ag)	Diversified Investment Vehicles		$27,744	27,293	27,744	1.8%
Squan Holdings Corp. - Class A Common Stock (e) (u)	Diversified Telecommunication Services		1,150	12	12	—%
Squan Holdings Corp. - Series A Preferred Stock (e) (u)	Diversified Telecommunication Services		1	1,138	1,138	0.1%
Tax Defense Network, LLC (e) (u)	Diversified Consumer Services		$500	500	700	—%
Tennenbaum Waterman Fund, L.P. (a) (f)	Diversified Investment Vehicles		$8,396	8,396	9,062	0.6%
The SAVO Group, Ltd. - Warrants (e)	Internet Software & Services		138	—	—	—%
THL Credit Greenway Fund II LLC (a) (h) (p)	Diversified Investment Vehicles		$19,084	19,084	18,877	1.2%
Visionary Integration Professionals, LLC - Warrants (e) (u)	IT Services		657	910	658	—%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2014

Portfolio Company (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
World Business Lenders, LLC (e)	Consumer Finance		923	3,750	4,126	0.3%
Xplornet Communications Inc. - Warrants (a) (e)	Diversified Telecommunication Services		10	$—	$2,306	0.2%
Zimbra, Inc. - Warrants (Second Lien Debt) (e)	Software		671	$—	$138	—%
Zimbra, Inc. - Warrants (Third Lien Bridge Note) (e)	Software		1,000	—	1,172	0.1%
Sub Total Equity/Other				$211,348	$225,145	14.7%

TOTAL INVESTMENTS - 125.0% (b)				$1,932,026	$1,916,991	125.0%
_____________

(a)
All of the Company's investments are in eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"), except B&M CLO 2014-1, LTD. Subordinated Notes, Caesar's Growth Properties Holdings, LLC, Carlyle GMS Finance, Inc., CIG Financial, LLC, CVP Cascade CLO, LTD. Subordinated Notes, CVP Cascade CLO-2, LTD. Subordinated Notes, Danish CRJ LTD., Fifth Street Senior Loan Fund I, LLC, Figueroa CLO 2014-1, LTD. Subordinated Notes, Kahala Ireland OpCo LLC, Liquidnet Holdings, Inc., MidOcean Credit CLO II, LLC, MidOcean Credit CLO III, LLC, MidOcean Credit CLO IV, LLC, New Media Holdings II, LLC, NewStar Arlington Senior Loan Program, LLC Subordinated Notes, NMFC Senior Loan Program I, LLC, Ocean Trails CLO V, LTD., OFSI Fund VI, Ltd. Subordinated Notes, OH Acquisition, LLC, PennantPark Credit Opportunities Fund II, LP, Related Fee Agreements, Silver Spring CLO, Ltd., South Grand MM CLO I, LLC, Tennenbaum Waterman Fund, L.P., THL Credit Greenway Fund II LLC, WhiteHorse VIII, Ltd. CLO Subordinated Notes, and Xplornet Communications, Inc.

(b)	Percentages are based on net assets of $1,535,423 as of December 31, 2014.

(c)	The fair value of these investments is determined in good faith by the Company's board of directors as required by the 1940 Act. (See Note 3 to the financial statements).

(d)	As of December 31, 2014 the company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be PIK.

(e)	Non-income producing at December 31, 2014.

(f)	The Company has committed to fund $10.0 million in Tennenbaum Waterman Fund, L.P. over a period ending no later than September 2015. The remaining commitment as of December 31, 2014 was $1.6 million.

(g)	The investment is subject to a three year lock-up restriction on withdrawals in year 4.

(h)	The Company has committed to fund $20.0 million in THL Credit Greenway II LLC over a period ending no later than March 2015. The remaining commitment as of December 31, 2014 was $0.2 million.

(i)	The Company has committed to fund $10.0 million in Carlyle GMS Finance, Inc. The remaining commitment as of December 31, 2014 was $6.9 million.

(j)	The Company has committed to fund a delayed draw term loan of $4.0 million in Tax Defense Network, LLC. The remaining commitment as of December 31, 2014 was $3.8 million.

(k)	The Company has committed to fund a delayed draw term loan of $2.6 million in ECI Acquisition Holdings, Inc. The remaining commitment as of December 31, 2014 was $2.6 million.

(l)	The Company has committed to fund a delayed draw term loan of $5.0 million in K & N Engineering, Inc. The remaining commitment as of December 31, 2014 was $5.0 million.

(m)	The Company has committed to fund an delayed draw term loan of $9.7 million in NextCare, Inc. The remaining commitment as of December 31, 2014 was $4.4 million.

(n)	The Company has committed to fund a delayed draw term loan of $10.0 million in Squan Holding Corp. The remaining commitment as of December 31, 2014 was $10.0 million.

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

(s)
Related Fee Agreements consists of one investment with a fair value of $1,288 thousand that is classified as a Non-affiliated Investment and six investments with a total fair value of $15,081 thousand that are classified as Affiliated Investments.

(t)	The investment is on non-accrual status as of December 31, 2014.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

(v)	The Company has committed to fund a delayed draw term loan of $7.5 million in National Technical Systems, Inc. The remaining commitment as of December 31, 2014 was $7.5 million.

(w)	The Company's investment is held through the consolidated subsidiary, Park Ave RE, Inc., which owns 100% of the equity of the operating company, Park Ave RE Holdings, LLC.

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

(ac)	The Company has committed to fund a delayed draw term loan of $5.0 million in J.C. Bromac Corporation (dba EagleRider, Inc.). The remaining commitment as of December 31, 2014 was $5.0 million.

(ad)	The Company has committed to fund a delayed draw term loan of $20.2 million in ERG Holding Company. The remaining commitment as of December 31, 2014 was $20.2 million.

(ae)	The Company has committed to fund a delayed draw term loan of $2.2 million in InMotion Entertainment Group, LLC. The remaining commitment as of December 31, 2014 was $0.4 million.

(af)	The Company has committed to fund a delayed draw term loan of $4.0 million in Orchid Underwriters Agency, LLC. The remaining commitment as of December 31, 2014 was $4.0 million.

(ag)	The Company has committed to fund $35.0 million in South Grand MM CLO I, LLC. The remaining commitment as of December 31, 2014 was $9.0 million.

(ah)	The Company has committed to fund a delayed draw term loan of $5.0 million in CIG Financial, LLC. The remaining commitment as of December 31, 2014 was $5.0 million.

(ai)	The Company has committed to fund a delayed draw term loan of $10.0 million in Icynene US Acquisition Corp. The remaining commitment as of December 31, 2014 was $10.0 million.

(aj)	As of December 31, 2014 the company elected to pay a portion of its interest in cash and PIK, noting the company has the option to elect a portion of the interest to be PIK.

(ak)	As of December 31, 2014 the company elected to pay PIK interest, noting the company has the option to elect a portion of the interest to be cash or PIK.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2014 (dollars in thousands):

	At December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles	$518,685	27.0%
Health Care Providers & Services	113,015	5.8%
Aerospace & Defense	105,770	5.4%
Food Products	73,185	3.8%
Diversified Consumer Services	71,287	3.7%
Automotive	68,280	3.6%
Hotels, Restaurants & Leisure	65,027	3.4%
Publishing	63,770	3.3%
Software	57,248	3.0%
Media	52,773	2.8%
Building Products	50,960	2.7%
Consumer Finance	49,535	2.6%
Retailers (except food & drug)	49,000	2.6%
Commercial Services & Supplies	48,928	2.6%
Professional Services	42,310	2.2%
Electronic Equipment, Instruments & Components	41,075	2.1%
Business Equipment & Services	38,549	2.0%
Diversified Telecommunication Services	37,199	1.9%
Marine	35,494	1.9%
Internet Software & Services	33,162	1.7%
Real Estate Management & Development	31,924	1.7%
Banking, Finance, Insurance & Real Estate	31,523	1.6%
Transportation Infrastructure	27,975	1.5%
Advertising	19,624	1.0%
Diversified Financial Services	18,863	1.0%
Health Care	16,660	0.9%
Capital Markets	16,295	0.9%
Freight & Logistics	15,563	0.8%
Wireless Telecommunication Services	13,749	0.7%
Auto Components	12,870	0.7%
Communications Equipment	12,617	0.7%
Road & Rail	12,499	0.7%
Technology - Enterprise Solutions	12,224	0.6%
Textiles, Apparel & Luxury Goods	11,823	0.6%
IT Services	10,927	0.6%
Steel	9,771	0.5%
Healthcare & Pharmaceuticals	9,625	0.5%
Chemicals	9,609	0.5%
Oil, Gas & Consumable Fuels	7,598	0.4%
Total	$1,916,991	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2013

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value ( c )	% of Net Assets

Senior Secured First Lien Debt - 53.2% (b)
Adventure Interactive Corp.	Media	L+6.75% (8.00%), 3/22/2018	$19,873	$19,590	$19,575	3.1%
American Dental Partners, Inc.	Health Care Providers & Services	L+5.00% (6.00%), 2/9/2018	3,895	3,836	3,817	0.6%
American Importing Company, Inc.	Food Products	L+5.75% (7.00%), 5/23/2018	10,945	10,849	10,933	1.7%
Answers.com	Internet Software & Services	L+5.50% (6.50%), 12/20/2018	15,000	14,850	14,850	2.4%
AP Gaming I, LLC	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 12/18/2020	10,000	9,700	9,700	1.5%
Avaya, Inc.	Communications Equipment	L+4.50% (4.79%), 10/26/2017	3,933	3,616	3,842	0.6%
BBTS Borrower LP	Oil, Gas & Consumable Fuels	L+6.50% (7.75%), 6/4/2019	5,955	5,900	5,985	1.0%
Creative Circle, LLC	Professional Services	L+5.25% (6.50%), 9/28/2017	7,697	7,573	7,735	1.2%
CST Industries, Inc.	Machinery	L+6.25% (7.75%), 5/23/2017	3,700	3,667	3,608	0.6%
Epic Health Services	Health Care Providers & Services	L+5.25% (6.50%), 10/16/2018	14,000	13,865	13,899	2.2%
Excelitas Technologies Corp.	Electronic Equipment, Instruments & Components	L+5.00% (6.00%), 10/25/2020	7,402	7,329	7,433	1.2%
Expera Specialty Solutions, LLC	Paper & Forest Products	L+6.25% (7.50%), 7/28/2018	7,960	7,812	8,040	1.3%
EZE Trucking, Inc. (d) (n)	Road & Rail	L+11.75% (12.00%), 7/31/2018	12,411	12,354	12,147	1.9%
FairPay Solutions Inc. Term Loan A	Health Care Providers & Services	L+5.75% (7.00%), 1/16/2015	2,350	2,337	2,350	0.4%
FairPay Solutions Inc. Term Loan B	Health Care Providers & Services	L+6.50% (8.00%), 1/16/2015	7,500	7,459	7,500	1.2%
Global Telecom & Technology, Inc.	Internet Software & Services	L+5.50% (6.50%), 3/31/2016	7,600	7,524	7,559	1.2%
HIG Integrity Neutraceuticals	Food Products	L+8.75% (9.75%), 12/17/2018	23,000	22,658	22,655	3.6%
Ikaria Acquisitions, Inc.	Biotechnology	L+6.00% (7.25%), 7/31/2018	5,850	5,769	5,876	0.9%
Jackson Hewitt, Inc.	Diversified Consumer Services	L+8.50% (10.00%), 10/16/2017	13,328	13,254	13,195	2.1%
K2 Pure Solutions NoCal, L.P.	Chemicals	L+6.00% (7.00%), 8/19/2019	10,000	9,812	9,728	1.5%
Kahala US OpCo LLC (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	15,860	15,860	15,860	2.5%
Miller Heiman	Media	L+5.75% (6.75%), 9/30/2018	15,250	14,810	15,174	2.4%
Mitel Networks Corp.	Communications Equipment	L+5.75% (7.00%), 2/27/2019	3,570	3,538	3,570	0.6%
National Technical Systems, Inc. (k)	Professional Services	L+5.50% (6.75%), 11/22/2018	12,500	12,378	12,375	2.0%
NextCare, Inc. (m)	Health Care Providers & Services	L+5.50% (6.75%), 10/10/2017	17,492	17,246	17,272	2.8%
NXT Capital LLC	Commercial Banks	L+5.25% (6.25%), 9/4/2018	9,975	9,881	9,875	1.6%
Park Ave RE Holdings, LLC (o)	Real Estate Management & Development	L+8.00% (13.00%), 12/31/2017	$9,750	$9,750	$9,750	1.6%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2013

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value ( c )	% of Net Assets
PeopLease Holdings, LLC	Commercial Services & Supplies	L+10.00% (11.00%), 12/26/2018	10,000	9,801	9,800	1.6%
Premier Dental Services Inc.	Health Care Providers & Services	L+7.00% (8.25%), 11/1/2018	3,960	3,861	3,985	0.6%
Pre-Paid Legal Services, Inc.	Diversified Consumer Services	L+5.00% (6.25%), 7/1/2019	7,313	7,247	7,354	1.2%
Riverboat Corp. of Mississippi	Hotels, Restaurants & Leisure	L+8.75% (10.00%), 11/29/2016	10,000	9,846	10,025	1.6%
Source Refrigeration & HVAC, Inc.	Commercial Services & Supplies	L+5.25% (6.75%), 4/30/2017	2,783	2,752	2,735	0.4%
The Tennis Channel Holdings, Inc. (d)	Media	L+8.50% (8.81%), 5/23/2017	15,209	14,814	14,787	2.4%
Trinity Consultants Holdings, Inc.	Commercial Services & Supplies	L+5.00% (6.25%), 4/15/2018	3,082	3,062	3,079	0.5%
United Central Industrial Supply Company, LLC	Commercial Services & Supplies	L+6.25% (7.50%), 10/12/2018	3,960	3,827	3,762	0.6%
WBL SPE I., LLC (l)	Consumer Finance	15.00%, 9/30/2016	3,750	3,713	3,750	0.6%
Sub Total Senior Secured First Lien Debt				$332,140	$333,580	53.2%

Senior Secured Second Lien Debt - 14.5% (b)
Boston Market	Hotels, Restaurants & Leisure	L+7.75% (8.75%), 12/13/2018	$25,000	$24,628	$24,625	3.9%
CREDITCORP	Consumer Finance	12.00%, 7/15/2018	13,250	13,168	13,250	2.1%
Eureka Hunter Holdings, LLC	Oil, Gas & Consumable Fuels	12.50%, 8/16/2018	5,000	5,000	4,969	0.8%
H.D. Vest, Inc.	Diversified Consumer Services	L+8.00% (9.25%), 6/18/2019	8,750	8,650	8,641	1.4%
Linc Energy Finance USA, Inc.	Oil, Gas & Consumable Fuels	12.50%, 10/31/2017	9,000	8,866	9,853	1.6%
MBLOX Inc.	Internet Software & Services	10.75%, 9/28/2016	7,000	6,970	7,011	1.1%
NCP Finance Limited Partnership	Consumer Finance	L+9.75% (11.00%), 9/25/2015	7,980	7,827	7,940	1.3%
SkyCross, Inc.	Electronic Equipment, Instruments & Components	11.85%, 4/1/2017	5,000	4,976	4,979	0.8%
Teleflex Marine, Inc. (d)	Marine	13.50%, 8/24/2017	3,332	3,272	3,399	0.5%
Zimbra, Inc.	Software	10.75%, 7/11/2016	6,000	5,974	6,137	1.0%
Sub Total Senior Secured Second Lien Debt				$89,331	$90,804	14.5%

Subordinated Debt - 9.5% (b)
Gold, Inc. (d)	Textiles, Apparel & Luxury Goods	15.00%, 12/31/2017	$12,163	$11,938	$11,977	1.9%
S.B. Restaurant Co., Inc. - Senior Subordinated Debt (d) (e)	Hotels, Restaurants & Leisure	1/10/2018	134	88	88	—%
S.B. Restaurant Co., Inc. (d) (e) (r)	Hotels, Restaurants & Leisure	14.00%, 1/10/2018	4,050	3,974	2,024	0.3%
The SAVO Group, Ltd.	Internet Software & Services	10.95%, 3/28/2017	5,000	4,978	5,005	0.8%
Varel International Energy Mezzanine Funding Corp. (d)	Oil, Gas & Consumable Fuels	14.00%, 1/15/2018	$10,395	$10,311	$11,251	1.8%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2013

Portfolio Company (a) (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value ( c )	% of Net Assets
Vestcom Acquisition, Inc.	Media	12.00%, 6/26/2019	7,500	7,434	7,525	1.2%
Visionary Integration Professionals, LLC	IT Services	13.00%, 12/3/2018	11,017	9,844	9,831	1.6%
Xplornet Communications, Inc.	Diversified Telecommunication Services	13.00%, 12/25/2020	10,000	10,000	10,000	1.6%
Zimbra, Inc.	Software	12.00%, 7/10/2018	2,000	2,000	2,000	0.3%
Sub Total Subordinated Debt				$60,567	$59,701	9.5%

Collateralized Securities - 16.9% (b)
Apidos XVI CLO, LTD. Subordinated Notes (e) (p)	Diversified Investment Vehicles	1/19/2025	$15,000	$13,650	$13,650	2.2%
Catamaran CLO 2013-1 Ltd. Subordinated Notes (p)	Diversified Investment Vehicles	1/27/2025	19,500	17,940	20,404	3.2%
CVP Cascade CLO-1, LTD. Subordinated Notes (e) (p)	Diversified Investment Vehicles	12/20/2020	31,000	28,086	28,086	4.5%
Garrison Funding 2013 - 1 Ltd. Subordinated Notes (e) (p)	Diversified Investment Vehicles	9/30/2023	15,000	15,000	15,000	2.4%
JMP Credit Advisors CLO II Ltd. Subordinated Notes (p)	Diversified Investment Vehicles	4/30/2023	6,000	5,700	6,099	1.0%
MC Funding Ltd. Preferred Shares	Diversified Investment Vehicles	12/20/2020	4,000	3,366	2,163	0.3%
MidOcean Credit CLO II, Ltd. Subordinated Notes (e) (p)	Diversified Investment Vehicles	1/15/2024	20,543	20,543	20,543	3.3%
Sub Total Collateralized Securities				$104,285	$105,945	16.9%

Equity/Other - 16.7% (b)
Carlyle GMS Finance, Inc. (e) (i)	Diversified Investment Vehicles		$2,221	$2,221	$2,173	0.3%
Crowley Holdings Preferred, LLC - Series A Preferred Shares (d)	Marine	12.00%	25	25,000	25,000	4.0%
HIG Integrity Neutraceuticals	Food Products		850	850	850	0.1%
Kahala Aviation Holdings, LLC (e) (o) (j)	Aerospace & Defense		—	—	—	—%
Kahala Aviation Holdings, LLC - Preferred Shares (e) (o)	Aerospace & Defense	13.00%	5,271	5,271	5,271	0.8%
MBLOX Inc. - Warrants (e)	Internet Software & Services		1,531	—	705	0.1%
NewStar Arlington Fund LLC (p)	Diversified Investment Vehicles		30,000	30,000	30,000	4.8%
Park Ave RE, Inc. (e) (o)	Real Estate Management & Development		33	33	33	—%
Park Ave RE, Inc. - Preferred Shares (e) (o)	Real Estate Management & Development	8.00%	3,218	3,218	3,218	0.5%
PennantPark Credit Opportunities Fund, LP (g) (p)	Diversified Investment Vehicles		$10,000	$10,000	$10,550	1.7%

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

(b)	Percentages are based on net assets of $627,903 thousand as of December 31, 2013.

(c)	The fair value of these investments is determined in good faith by the Company's board of directors as required by the Investment Company Act of 1940. (See Note 3 to the financial statements).

(d)	As of December 31, 2013 the company elected to pay PIK interest, noting the company has the option to elect a portion of the interest to be cash or PIK.

(e)	Non-income producing at December 31, 2013.

(f)	The Company has committed to fund $10.0 million in Tennenbaum Waterman Fund, L.P. over a period ending no later than September 2015. The remaining commitment as of December 31, 2013 was $1.1 million.

(g)	The investment is subject to a three year lock-up restriction on withdrawals in year 4.

(h)	The Company has committed to fund $20.0 million in THL Credit Greenway II LLC over a period ending no later than March 2015. The remaining commitment as of December 31, 2013 was $11.1 million.

(i)	The Company has committed to fund $10.0 million in Carlyle GMS Finance, Inc. The remaining commitment as of December 31, 2013 was $7.8 million.

(j)	In accordance with subscription agreement executed with Kahala Aviation Holdings, LLC, dated December 23, 2013, the Company owns 84 common units of shares.

(k)	The Company has committed to fund a delayed draw term loan of $7.5 million in National Technical Systems, Inc. The remaining commitment as of December 31, 2013 was $7.5 million.

(l)	The Company has committed to fund a delayed draw term loan of $15.0 million in WBL SPE I, LLC. The remaining commitment as of December 31, 2013 was $11.3 million.

(m)	The Company has committed to fund a delayed draw term loan of $10.9 million in NextCare, Inc. The remaining commitment as of December 31, 2013 was $4.8 million.

(n)	The Company has committed to fund a delayed draw term loan of $2.0 million in EZE Trucking, Inc. The remaining commitment as of December 31, 2013 was $2.0 million.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 1 — Organization and Basis of Presentation

Business Development Corporation of America (the “Company”), incorporated in Maryland on May 5, 2010, is an externally managed, non-diversified closed-end investment company that elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2011 and that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is applying the guidance of Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 946, "Financial Services - Investment Companies" ("ASC 946"). The Company is, therefore, required to comply with certain regulatory requirements as promulgated under the 1940 Act. The Company is managed by BDCA Adviser, LLC (the “Adviser”) pursuant to the terms of the Investment Advisory and Management Services Agreement, as amended (the “Investment Advisory Agreement”). The Adviser was formed in Delaware as a private investment management firm and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of the Company's activities and is responsible for making investment decisions for its portfolio. The Adviser is indirectly, wholly-owned by the sponsor, AR Capital, LLC (the "Sponsor").

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Company sold 22,222 shares of common stock to its Adviser on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.  On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and commenced operations as of that date. On February 1, 2012, our Adviser contributed an additional $1,300,000 to purchase 140,784 shares of our common stock at $9.234 per share so that the aggregate contribution by our Adviser was $1,500,000. Our Adviser will not tender any amount of its shares for repurchase as long it continues to serve as our investment adviser. On July 1, 2014, the Company's registration statement on Form N-2 (File No. 333-193241) for its follow-on offering (the "Follow-on") was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Under the Follow-on, the Company can offer up to 101,100,000 shares of its common stock. As of December 31, 2014, the Company had issued 157.5 million shares of common stock for gross proceeds of $1.7 billion including the shares purchased by the Sponsor and shares issued under the Company's distribution reinvestment plan ("DRIP"). As of December 31, 2014, the Company had repurchased 0.6 million shares of common stock for payments of $6.1 million.

The Company's investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. The Company invests primarily in first and second lien senior secured loans and mezzanine debt issued by middle market companies. The Company defines middle market companies as those with annual revenues between $10 million and $1 billion. The Company may also purchase interests in loans through secondary market transactions in the "over-the-counter" market for institutional loans. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. The Company may invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles (“Collateralized Securities”). Structurally, Collateralized Securities are entities that are formed to manage a portfolio of senior secured loans made to companies whose debt is rated below investment grade or, in limited circumstances, unrated. The senior secured loans within these Collateralized Securities meet specified credit and diversity criteria and are subject to concentration limitations in order to create a diverse investment portfolio. The Company expects that each investment will generally range between approximately 0.5% to 3.0% of our total assets. In most cases, companies to whom the Company provides customized financing solutions will be privately held.

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

On July 24, 2012, the Company, through a newly-formed, wholly-owned special purpose financing subsidiary, BDCA Funding I, LLC (“Funding I”), entered into a revolving credit facility (the “Credit Facility”) with Wells Fargo Bank, National Association, as lender, Wells Fargo Securities, as administrative agent (together, “Wells Fargo”) and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility, which was subsequently amended on April 26, 2013 and September 9, 2013, and June 30, 2014 provides for borrowings in an aggregate principal amount of up to $300.0 million on a committed basis, with a term of 60 months.

On February 21, 2014, the Company, through a newly-formed, wholly-owned, consolidated special purpose financing subsidiary, BDCA 2L Funding I, LLC ("2L Funding I"), entered into a revolving credit facility (the "Deutsche Bank Credit Facility") with Deutsche Bank AG, New York Branch as administrative agent and U.S. Bank as collateral agent and collateral custodian. The Deutsche Bank Credit Facility provides for borrowings in an aggregate principal amount of up to $60.0 million on a committed basis, with a 36 month term. The consolidated financial statements include both the Company's accounts and the accounts of 2L Funding I. All significant intercompany transactions have been eliminated in consolidation.

The Company has formed and expects to continue to form consolidated subsidiaries (the "Consolidated Holding Companies") to hold equity securities of portfolio companies. These Consolidated Holding Companies enable the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. Any tax payable by a Consolidated Holding Company is included as an expense in the Company's Consolidated Statements of Operations. As of December 31, 2014, 54th Street Equity Holdings, Inc., Kahala Aviation Holdings, LLC, Kahala Aviation US, Inc., Kahala LuxCo, and Park Ave RE, Inc. were the only Consolidated Holding Companies.

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

Realty Capital Securities, LLC (the “Dealer Manager”), an entity under common control with the Sponsor, serves as the dealer manager of the Company’s IPO and serves as the dealer manager of the Company's Follow-on. The Adviser and the Dealer Manager are related parties and receive compensation and fees for services related to the IPO and Follow-on and for the investment and management of the Company’s assets. The Adviser receives fees during the offering and operational stages, and the Dealer Manager receives fees during the offering stage.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

The Company consolidates the following subsidiaries for accounting purposes: Funding I, 2L Funding I, CB Funding, and the Consolidated Holding Companies. All significant intercompany balances and transactions have been eliminated in consolidation. In conjunction with the consolidation of subsidiaries, the Company recognizes noncontrolling interests

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

attributable to third party ownership in the following Consolidated Holding Companies: Kahala Aviation Holdings, LLC, Kahala Aviation US, Inc., and Kahala LuxCo.

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

Consolidation

As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's wholly-owned subsidiaries in its consolidated financial statements.

Valuation of Portfolio Investments

Portfolio investments are reported on the balance sheet at fair value. On a quarterly basis the Company performs an analysis of each investment to determine fair value as follows:

Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. The Company may also obtain quotes with respect to certain of the Company's investments from pricing services or brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is readily available according to U.S. GAAP to determine the fair value of the security. If determined readily available, the Company uses the quote obtained.

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

Prior to its termination in June 2014, the value of our TRS was primarily based on the increase or decrease in the value of the loans underlying the TRS, as determined by Citi based upon indicative pricing by an independent third-party pricing service.

For investments in Collateralized Securities, both the assets and liabilities of each Collateralized Securities' capital structure are modeled. The model uses a waterfall engine to store the collateral data, generate collateral cash flows from the assets, and distribute the cash flows to the liability structure based on the priority of payments. The waterfall cash flows are discounted using rates that incorporate risk factors such as default risk, interest rate risk, downgrade risk, and credit spread risk,

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

among others. In addition, broker quotations and/or comparable trade activity is considered as an input to determining fair value when available.

As part of the Company's quarterly valuation process the Adviser may be assisted by one or more independent valuation firms engaged by the Company. The board of directors determines the fair value of each investment, in good faith, based on the input of the Adviser and the the independent valuation firm(s) (to the extent applicable).

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

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments in a money market deposit account. Cash and cash equivalents are carried at cost which approximates fair value.

Offering Costs

The Company incurs certain costs in connection with the registration of shares of its common stock. Offering costs principally relate to professional fees, printing costs, direct marketing expenses, due diligence costs, fees paid to regulators and other expenses, including the salaries and/or expenses of the Adviser and its affiliates engaged in registering and marketing the Company’s common stock. Such allocated expenses of the Adviser and its affiliates may include the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for the Company.

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Offering costs are recorded as a reduction to contributed capital. As of December 31, 2014, offering costs in the amount of $1.4 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser; however, the Company may, but is not obligated to, pay certain amounts back to the Adviser over time. As of December 31, 2013, offering costs in the amount of $1.6 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Deferred Financing Costs

Financing costs incurred in connection with the Company’s revolving credit facilities with Wells Fargo, Deutsche Bank, and Citi are capitalized and amortized into expense using the straight-line method over the life of the respective facility. See Note 5 - Borrowings - for details on the Credit Facilities.

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

Revenue Recognition

Interest Income

Investment transactions are accounted for on the trade date. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortizations of premiums on investments.

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

Income Taxes

The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a RIC is exempt from federal income taxes if it distributes to stockholders at least 90% of ‘‘Investment Company Taxable Income,’’ as defined in the Code, each year. Distributions declared prior to the filing of the previous year's tax return and paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its RIC status each year. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income each calendar year, 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

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

As of December 31, 2014, the Company had repurchased 0.6 million shares of common stock for payments of $6.1 million. As of December 31, 2013, the Company had repurchased 0.2 million shares of common stock for payments of $1.6 million. As of December 31, 2012, the Company had repurchased 0.03 million shares of common stock for payments of $0.3 million.

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

All of the Company’s investment portfolio at December 31, 2014 was comprised of debt and equity instruments for which Level 1 inputs, such as quoted prices, were not available. Therefore, at December 31, 2014, the investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at December 31, 2014 may differ materially from values that would have been used had a ready market for the securities existed.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. The Company may also obtain quotes with respect to certain of the Company's investments from pricing services or brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is readily available according to U.S. GAAP to determine the fair value of the security. If determined readily available, the Company uses the quote obtained.

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

For an investment in an investment fund that does not have a readily determinable fair value, the Company measures the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of ASC Topic 946, Financial Services-Investment Companies, as of the Company's measurement date. Prior to its termination in June 2014, the value of our TRS was primarily based on the increase or decrease in the value of the loans underlying the TRS, as determined by Citi based upon indicative pricing by an independent third-party pricing service.

For investments in Collateralized Securities, both the assets and liabilities of each Collateralized Securities' capital structure are modeled. The model uses a waterfall engine to store the collateral data, generate collateral cash flows from the assets, and distribute the cash flows to the liability structure based on priority of payments. The waterfall cash flows are discounted using rates that incorporate risk factors such as default risk, interest rate risk, downgrade risk, and credit spread risk, among others. In addition, broker quotations and/or comparable trade activity is considered as an input to determining fair value when available.

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

As of December 31, 2014, the Company had one portfolio company, which represented two portfolio investments, on non-accrual status with a total principal amount of $4.2 million, amortized cost of $4.1 million, and no fair value which represented 0.2% and 0.2% of the investment portfolio total principal and amortized cost, respectively. As of December 31, 2013, the Company had one portfolio investment on non-accrual status. The investment had a principal of $4.0 million and fair value $2.0 million as of December 31, 2013, which represented 0.6% and 0.3%, respectively, of our portfolio. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding the Company’s non-accrual policy.

For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings - in the consolidated financial statements included in this report.

The following table presents fair value measurements of investments, by major class, as of December 31, 2014, according to the fair value hierarchy (dollars in thousands):

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$325,417	$672,244	$997,661
Senior Secured Second Lien Debt	—	42,663	225,695	268,358
Subordinated Debt	—	—	60,930	60,930
Collateralized Securities	—	—	364,897	364,897
Equity/Other	—	—	225,145	225,145
Total	$—	$368,080	$1,548,911	$1,916,991

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2014 (dollars in thousands):

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2013	$195,755	$51,120	$59,701	$105,945	$105,746	$518,267
Net unrealized gains (losses)	(8,140)	(3,158)	(3,704)	(9,697)	8,004	(16,695)
Purchases and other adjustments to cost	697,498	187,429	49,766	554,132	181,259	1,670,084
Sales and redemptions	(211,883)	(41,642)	(54,789)	(292,065)	(70,479)	(670,858)
Net realized gain	1,017	202	206	6,582	615	8,622
Net transfers in and/or out	(2,003)	31,744	9,750	—	—	39,491
Balance as of December 31, 2014	$672,244	$225,695	$60,930	$364,897	$225,145	$1,548,911
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(7,948)	$(3,017)	$(2,646)	$(8,037)	$8,633	$(13,015)
Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

For the year ended December 31, 2014, there were no transfers out of Level 1 to Level 2. For the year ended December 31, 2014, twelve portfolio companies were transferred from Level 2 to Level 3 as the number of observable market quotes available for these investments decreased.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2013 (dollars in thousands):

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2012	$25,190	$8,258	$3,939	$8,533	$6,112	$52,032
Net unrealized gains	(236)	300	(880)	1,637	5,434	6,255
Purchases and other adjustments to cost	215,368	42,562	56,642	135,289	97,293	547,154
Sales and redemptions	(35,197)	—	—	(41,066)	(3,093)	(79,356)
Net realized gain	418	—	—	1,552	—	1,970
Net transfers in and/or out	(9,788)	—	—	—	—	(9,788)
Balance as of December 31, 2013	$195,755	$51,120	$59,701	$105,945	$105,746	$518,267
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain:	$(110)	$300	$(880)	$1,899	$5,434	$6,643

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

For the year ended December 31, 2013, there were no transfers out of Level 1 to Level 2 or out of Level 2 to Level 3.

For the year ended December 31, 2013, an investment in one portfolio company was transferred from Level 3 to Level 2 as the number and/or reliability of market quotes became available for this investment and has been subsequently used for valuation purposes.

The composition of the Company’s investments as of December 31, 2014, at amortized cost and fair value, were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,011,823	$997,661	52.0%
Senior Secured Second Lien Debt	270,422	268,358	14.0
Subordinated Debt	65,500	60,930	3.2
Collateralized Securities	372,933	364,897	19.1
Equity/Other	211,348	225,145	11.7
Total	$1,932,026	$1,916,991	100.0%

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

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2014 (dollars in thousands). The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$474,415	Yield Analysis	Market Yield	6.25%	15.00%	9.69%
Senior Secured Second Lien Debt (c)	138,337	Yield Analysis	Market Yield	8.00%	23.00%	11.16%
Subordinated Debt	60,930	Yield Analysis	Market Yield	13.00%	16.00%	13.78%
Collateralized Securities (d)	348,527	Discounted Cash Flow	Discount Rate	9.16%	28.42%	13.66%
Equity/Other (e)	41,687	Market Multiple Analysis	EBITDA Multiple	0.8x	10.2x	5.0x
Equity/Other (e)	112,115	Discounted Cash Flow	Discount Rate	12.50%	15.27%	13.71%

______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)	The remaining $197.8 million of senior secured first lien debt were valued based on broker quotes or at their respective acquisition prices as the investments closed near year end.

(c)	The remaining $87.4 million of senior secured second lien debt were valued based on broker quotes or at their respective acquisition prices as the investments closed near year end.

(d)	The remaining $16.4 million of collateralized securities were valued based on recent transactions close to year end.

(e)
The remaining $71.3 million of equity/other investments consisted of $28.0 million which were valued with consideration of their respective appraisal value and $43.3 million which were valued based on the net asset values published by the respective fund.

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

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$105,740	Yield Analysis	Market Yield	6.25%	15.00%	8.46%
Senior Secured Second Lien Debt (c)	26,495	Yield Analysis	Market Yield	10.75%	13.50%	12.23%
Subordinated Debt (d)	39,870	Yield Analysis	Market Yield	11.50%	14.00%	12.47%
Collateralized Securities (e)	6,099	Discounted Cash Flow	Discount Rate	11.00%	11.00%	11.00%
Equity/Other (f)	7,803	Market Multiple Analysis	EBITDA Multiple	1.2x	6.9x	1.8x
Equity/Other (f)	30,000	Discounted Cash Flow	Discount Rate	12.58%	12.58%	12.58%

______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)	The remaining $90.0 million of senior secured first lien debt were valued at their respective acquisition prices as the investments closed near year end.

(c)	The remaining $24.6 million of senior secured second lien debt were valued at their respective acquisition prices as the investments closed near year end.

(d)	The remaining $19.8 million of subordinated debt were valued at their respective acquisition prices as the investments closed near year end.

(e)	The remaining $99.8 million of collateralized securities were valued based on recent transactions close to year end.

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

Note 4 — Related Party Transactions and Arrangements

The Sponsor, including its indirectly wholly-owned subsidiary, the Adviser, owns 0.16 million shares of the Company’s outstanding common stock as of December 31, 2014.

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

For the years ended December 31, 2014, December 31, 2013 and December 31, 2012, the Company incurred $24.9 million, $6.6 million and $1.3 million, respectively, of management fees, of which the Adviser waived $0.0 million, $0.0 million and $0.6 million, respectively.

For the years ended December 31, 2014, December 31, 2013 and December 31, 2012, the Company incurred $9.9 million, $6.4 million and $0.8 million, respectively, of subordinated incentive fees on income, of which the Adviser waived $1.3 million, $1.8 million and $0.8 million, respectively.

For the years ended December 31, 2014, December 31, 2013, and December 31, 2012, the Company incurred $(2.7) million, $2.4 million and $0.5 million of capital gains incentive fees under the Investment Advisory Agreement, respectively, of which the Adviser waived $0.0 million, $0.0 million and $0.2 million, respectively. The $(2.7) million capital gains incentive fee for the year ended December 31, 2014 represents the reversal of previously accrued fees due to unrealized depreciation during the year.

For accounting purposes only, the Company is required under U.S. GAAP to also accrue a theoretical capital gains incentive fee based upon unrealized capital appreciation on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a capital gains incentive fee that would theoretically be payable to the Adviser. For the years ended December 31, 2014, December 31, 2013 and December 31, 2012, the Company incurred $2.6 million, $2.4 million and $0.4 million of theoretical capital gains incentive fees, respectively. The amounts actually paid to the Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

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

Below is a table that provides information regarding expense support payment obligations incurred by the Adviser pursuant to the Expense Support Agreement as well as other information relating to the Company's ability to reimburse the Adviser for such payments. The amounts presented in the first column below, except as noted, are subject to reimbursement to the Adviser pursuant to the terms of the Expense Support Agreement (dollars in thousands):

Quarter Ended	Amount of Expense Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred (2)	Eligible for Reimbursement Through
March 31, 2011	$—	—%	—%	N/A (3)
June 30, 2011	—	—	—	N/A (3)
September 30, 2011	571	2.88	8.11	September 30, 2014 (4)
December 31, 2011	131	1.97	7.90	December 31, 2014 (4)
March 31, 2012	78	0.90	7.88	March 31, 2015
June 30, 2012	189	0.30	7.75	June 30, 2015
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

(3)	"N/A"- Not Applicable

(4)	Expense Support Payment is no longer eligible for reimbursement as of December 31, 2014.

If an Expense Support Payment has not been reimbursed within three years of the date such Expense Support Payment was incurred, the Company’s obligation to pay such Expense Support Payment shall automatically terminate and be of no further effect.

The Company has recorded $1.7 million and $1.1 million as due from affiliate on the consolidated statements of assets and liabilities as of December 31, 2014 and December 31, 2013, respectively, which reflects the netting of amounts due from the Adviser and affiliates and amounts due from the Company. On August 24, 2012, the Adviser made a payment to the Company in the amount of $0.8 million for $1.0 million of operating expenses pursuant to the Expense Support Agreement netted against $0.2 million due from the Company to the Adviser as reimbursement for payments made by the Adviser on behalf of the Company. As of December 31, 2014, the Adviser had assumed on a cumulative basis, $1.0 million of operating expenses pursuant to the Expense Support Agreement and $0.7 million of the cumulative total is no longer eligible for reimbursement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Offering Costs

The Company incurs certain costs in connection with the registration of shares of its common stock. Offering costs principally relate to professional fees, printing costs, direct marketing expenses, due diligence costs, fees paid to regulators and other expenses, including the salaries and/or expenses of the Adviser and its affiliates engaged in registering and marketing the Company’s common stock. Such allocated expenses of the Adviser and its affiliates may include the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for the Company.

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering expenses, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. As of December 31, 2014, offering costs in the amount of $1.4 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser; however, the Company may, but is not obligated to, pay certain amounts back to the Adviser over time. As of December 31, 2013, offering costs in the amount of $1.6 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser.

Other Affiliates

The Company's transfer agent, American National Stock Transfer, LLC, is an entity under common control with the Sponsor. The business was formed on November 2, 2012 and began providing certain transfer agency services for the Company on March 15, 2013.

The Dealer Manager, an entity under common control with the Sponsor, serves as the dealer manager of the Company's IPO and currently serves as the dealer manager of the Company's Follow-on. The Dealer Manager received fees for services related to the IPO until the IPO was terminated and presently receives fees for services related to the Follow-on. Under a separate letter agreement between the Company and the investment banking and capital markets division of the Dealer Manager, the Company pays the Dealer Manager for the provision of strategic advisory services prior to the occurrence of certain events, such as listing, merger, or sale of the Company.

An affiliate of the Company, SK Research, LLC ("SK Research"), is an entity under common ownership with the Sponsor. SK Research provides broker-dealers and financial advisors with the research, critical thinking and analytical resources necessary to evaluate the viability, utility and performance of investment programs. The Company entered into a due diligence review fee reimbursement agreement on May 21, 2014 with SK Research.

An affiliate of the Company, RCS Advisory Services, LLC ("RCS"), is an entity under common ownership with the Sponsor. RCS performs legal, compliance and marketing services for the Company through the Investment Advisory Agreement.

The following table reflects the fees incurred and payable to our Dealer Manager, the Adviser, RCS, SK Research, and our transfer agent as of and for the year ended December 31, 2014 (dollars in thousands):

	Incurred for the Year Ended	Payable for the Year Ended
	December 31, 2014	December 31, 2014
Selling commissions and dealer manager fees (1)	$87,461	$—
Offering costs	10,834	995
Management and incentive fees, net	30,856	10,717
Investment banking advisory fees (2)	372	—
Transfer agent fees	2,150	614
Professional fees	658	311
Other general and administrative	66	24
Total related party fees	$132,397	$12,661

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the fees incurred and unpaid to our Dealer Manager, the Adviser and transfer agent as of and for the year ended December 31, 2013 (dollars in thousands):

	Incurred for the Year Ended	Payable for the Year Ended
	December 31, 2013	December 31, 2013
Selling commissions and dealer manager fees (1)	$45,000	$—
Offering costs	4,198	198
Management and incentive fees, net	13,549	8,068
Investment banking advisory fees (2)	548	—
Total related party fees	$63,295	$8,266

The following table reflects the fees incurred and unpaid to our Dealer Manager, the Adviser and transfer agent as of and for the year ended December 31, 2012 (dollars in thousands):

	Incurred for the Year Ended	Payable for the Year Ended
	December 31, 2012	December 31, 2012
Selling commissions and dealer manager fees (1)	$11,101	$—
Offering costs	2,698	1,703
Management and incentive fees, net	1,079	904
Investment banking advisory fees (2)	—	—
Total related party fees	$14,878	$2,607
______________

(1)	Selling commissions and dealer manager fees are not reflected in the Company's consolidated financial statements

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Wells Fargo Credit Facility will be priced at the one month maturity London Interbank Offered Rate ("LIBOR"), with no LIBOR floor, plus a spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the aggregate principal amount available under the Wells Fargo Credit Facility has not been borrowed. The non-usage fee per annum for the first six months is 0.50%; thereafter, the non-usage fee per annum is 0.50% for the first 20% of the unused balance and 2.0% for the portion of the unused balance that exceeds 20%. For the years ended December 31, 2014 and December 31, 2013, the Company incurred $0.5 million and $0.7 million, respectively, of non-usage fees. Any amounts borrowed under the Wells Fargo Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable in April 2018.

Borrowings under the Wells Fargo Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. As of December 31, 2014, the Company was in compliance with regards to the Wells Fargo Credit Facility covenants. The Wells Fargo Credit Facility may be prepaid in whole or in part, subject to customary breakage costs. In the event that the Wells Fargo Credit Facility is terminated prior to the first anniversary, an additional amount is payable to Wells Fargo equal to 2.00% of the maximum amount of the Wells Fargo Credit Facility.

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

As of December 31, 2014, the Company had gross deferred financing costs of $2.9 million, net of accumulated amortization of $1.0 million in connection with the Wells Fargo Credit Facility. As of December 31, 2013, the Company had gross deferred financing costs of $2.3 million, net of accumulated amortization of $0.4 million in connection with the Wells Fargo Credit Facility. At December 31, 2014, $288.1 million was drawn on the Wells Fargo Credit Facility. At December 31, 2013, $132.7 million was drawn on the Wells Fargo Credit Facility. For the year ended December 31, 2014, the Company incurred interest expense related to the outstanding borrowings on the Wells Fargo Credit Facility in the amount of $4.8 million. For the year ended December 31, 2013, the Company incurred interest expense related to the outstanding borrowings on the Wells Fargo Credit Facility in the amount of $1.2 million. For the year ended December 31, 2012, the Company incurred interest expense related to the outstanding borrowings on the Wells Fargo Credit Facility in the amount of $0.2 million.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Deutsche Bank Credit Facility provides for borrowings in an aggregate principal amount of up to $60.0 million with a term of 36 months. The Deutsche Bank Credit Facility will be priced at LIBOR plus 4.25%, with no LIBOR floor. The undrawn rate is 0.75%. 2L Funding Sub I will be subject to a minimum utilization of 50% of the loan amount in the first 12-months and 65% of the loan amount thereafter, measured quarterly. If the utilized portion of the loan amount is less than the foregoing thresholds, such shortfalls shall bear interest at LIBOR plus 4.25%. For the year ended December 31, 2014, the Company incurred $0.3 million of non-usage fees. The Company did not incur any non-usage fees for the year ended December 31, 2013 as the Company had not entered into the Deutsche Bank Credit Facility as of December 31, 2013. The Deutsche Bank Credit Facility provides for monthly interest payments for each drawn loan. Any amounts borrowed under the Deutsche Bank Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, in January 2017. 2L Funding I paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Deutsche Bank Credit Facility.

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

The obligations of the 2L Funding I under the Deutsche Bank Credit Facility are non-recourse to the Company.

As of December 31, 2014, the Company had gross deferred financing costs of $0.9 million, net of accumulated amortization of $0.2 million in connection with the Deutsche Bank Credit Facility. At December 31, 2014, $60.0 million was drawn on the Deutsche Bank Credit Facility. For the year ended December 31, 2014, the Company incurred interest expense related to the outstanding borrowings on the Deutsche Bank Credit Facility in the amount of $1.1 million. For the year ended December 31, 2013, the Company incurred no interest expense related to the outstanding borrowings on the Deutsche Bank Credit Facility.

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

The Citi Credit Facility will be priced at LIBOR, with no LIBOR floor, plus a spread of 1.70% per annum for the first twenty four months and 2.00% per annum thereafter. Interest is payable quarterly in arrears. CB Funding will be subject to a non-usage fee to the extent the aggregate principal amount available under the Citi Credit Facility has not been borrowed. Any amounts borrowed under the Citi Credit Facility along with any accrued and unpaid interest thereunder will mature, and will be due and payable, in three years. CB Funding paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Citi Credit Facility. For the year ended December 31, 2014, the Company incurred $0.3 million of non-usage fees. The Company did not incur any non-usage fees for the year ended December 31, 2013 as the Company had not entered into the Citi Credit Facility as of December 31, 2013.

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

As of December 31, 2014, the Company had gross deferred financing costs of $2.3 million, net of accumulated amortization of $0.4 million in connection with the Citi Credit Facility. At December 31, 2014, $270.6 million was drawn on the Citi Credit Facility. For the year ended December 31, 2014, the Company incurred interest expense related to the outstanding borrowings on the Citi Credit Facility in the amount of $2.6 million. For the year ended December 31, 2013, the Company incurred no interest expense related to the outstanding borrowings on the Citi Credit Facility.

The weighted average annualized interest cost for all borrowings for the years ended December 31, 2014 and December 31, 2013 was 2.33% and 2.42%, respectively. The average daily debt outstanding for the years ended December 31, 2014 and December 31, 2013 was $359.5 million and $49.4 million, respectively. The maximum debt outstanding for the years ended December 31, 2014 and December 31, 2013 was $618.7 million and $132.7 million, respectively.

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates and accounts payable approximate their carrying value on the accompanying statements of assets and liabilities due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below (amounts in thousands):

	Level	Carrying Amount at December 31, 2014	Fair Value at December 31, 2014
Wells Fargo Credit Facility	3	$288,087	$288,087
Deutsche Bank Credit Facility	3	$60,000	$60,000
Citi Credit Facility	3	$270,625	$270,625
		$618,712	$618,712

	Level	Carrying Amount at December 31, 2013	Fair Value at December 31, 2013
Wells Fargo Credit Facility	3	$132,687	$132,687

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

The obligations of 405 Sub under the TRS are non-recourse to the Company and the Company's exposure to the TRS was limited to the amount that it contributed to 405 Sub in connection with the TRS. Generally, that amount will be the amount that 405 Sub was required to post as cash collateral for each loan (which in most instances was approximately 25% of the market value of a loan at the time that such loan was purchased). There was no cash collateral on deposit as of December 31, 2014 as the

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

TRS was terminated on June 27, 2014. The cash collateral on deposit as of December 31, 2013 was $76.9 million. As amended, the TRS provided that 405 Sub could have selected a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the TRS) of $450.0 million.

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

At December 31, 2014, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and consolidated statements of operations consisted of the following (dollars in thousands):

	Net Receivable	Net Realized Gains
Interest and other income from TRS portfolio	$—	$11,361
TRS interest expense	—	(2,187)
Gains on TRS asset sales	—	5,378
Net realized gain from TRS	$—	$14,552

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

The Company did not hold the TRS at December 31, 2014. As of December 31, 2013, the fair value of the TRS was $3.2 million.

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

Note 7 — Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2014, the Company had unfunded commitments on delayed draw term loans of $77.9 million and unfunded equity commitments of $17.7 million. As of December 31, 2013, the Company had unfunded commitments on delayed draw term loans of $25.6 million and unfunded equity commitments of $20.0 million. The unfunded commitments are disclosed in the Company's Consolidated Schedule of Investments. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.

Litigation and Regulatory Matters

In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

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

Guarantees

The Company has provided a guarantee to its controlled portfolio company, Park Ave RE Holdings, LLC, in connection with a secured loan whereby the Company will be responsible for certain liabilities of the portfolio company upon the occurrence of certain events (such as a bankruptcy or the incurrence of additional indebtedness in violation of the terms of the loan).

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

Note 9 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through December 31, 2014, the Company sold 157.5 million shares of common stock for gross proceeds of $1.7 billion, including shares purchased by the Sponsor and shares issued under the DRIP. As of December 31, 2014, the Company had repurchased 0.6 million shares of common stock for payments of $6.1 million.

The following table reflects the common stock activity for the year ended December 31, 2014 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	89,467,014	$989,496
Shares Issued through DRIP	4,818,399	48,569
Share Repurchases	(423,017)	(4,462)
	93,862,396	$1,033,603

The following table reflects the common stock activity for the year ended December 31, 2013 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	47,740,734	$519,289
Shares Issued through DRIP	1,121,591	11,142
Share Repurchases	(133,897)	(1,377)
	48,728,428	$529,054

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

Quarterly Offer Date	Repurchase Date	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
September 12, 2012	October 8, 2012	—	$9.71	$—
December 13, 2012	January 15, 2013	10,732	$9.90	$106.22
March 27, 2013	April 25, 2013	29,625	$10.18	$301.58
July 15, 2013	August 13, 2013	30,365	$10.18	$308.97
October 22, 2013	November 21, 2013	55,255	$10.36	$572.44
February 4, 2014	March 6, 2014	68,969	$10.36	$714.52
June 6, 2014	July 11, 2014	117,425	$10.36	$1,216.38
August 7, 2014	September 10, 2014	111,854	$10.36	$1,158.80
December 19, 2014	January 23, 2015	313,101	$10.36	$3,243.73

Note 11 — Net Increase in Net Assets

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of December 31, 2014, 2013 and 2012.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the years ended December 31, 2014, 2013 and 2012 (dollars in thousands except share and per share amounts):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2014	2013	2012
Basic and diluted
Net increase in net assets from operations	$79,540	$42,744	$9,500
Weighted average common shares outstanding	122,154,778	36,390,524	6,987,287
Net increase in net assets resulting from operations per share - basic and diluted	$0.65	$1.17	$1.36

The table below shows changes in our offering price and distribution rates since the commencement of our public offering.

Announcement Date	New Public Offering Price	Effective Date	Daily Distribution Amount per share	Annualized Distribution Rate
November 14, 2011	$10.26	November 16, 2011	0.002221920	7.90%
May 1, 2012	$10.44	June 1, 2012	0.002215850	7.75%
August 14, 2012	$10.50	September 4, 2012	0.002246575	7.81%
September 24, 2012	$10.60	October 16, 2012	0.002246575	7.74%
October 15, 2012	$10.70	November 1, 2012	0.002273973	7.76%
February 5, 2013	$10.80	February 18, 2013	0.002293151	7.75%
February 25, 2013	$10.90	March 1, 2013	0.002314384	7.75%
April 3, 2013	$11.00	April 16, 2013	0.002335616	7.75%
August 15, 2013	$11.10	August 16, 2013	0.002356849	7.75%
October 29, 2013	$11.20	November 1, 2013	0.002378082	7.75%

Note 12 — Distributions

The Company has declared and paid cash distributions to stockholders on a monthly basis since it commenced operations. From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO and Follow-on. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of December 31, 2014, the Company had accrued $11.6 million in stockholder distributions that were unpaid. As of December 31, 2013, the Company had accrued $4.6 million in stockholder distributions that were unpaid.

The following table reflects the cash distributions per share that we have paid on our common stock to date (dollars in thousands except per share amounts):

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2011:
September 30, 2011	October 3, 2011	$0.07	$13	$13	$26
October 31, 2011	November 1, 2011	0.07	20	14	34
November 30, 2011	December 1, 2011	0.06	25	17	42
December 31, 2011	January 3, 2012	0.06	35	21	56
			$93	$65	$158
2012:
January 31, 2012	February 1, 2012	$0.06	$47	$26	$73
February 29, 2012	March 1, 2012	0.06	80	34	114
March 31, 2012	April 2, 2012	0.06	118	48	166
April 30, 2012	May 1, 2012	0.06	157	65	222
May 31, 2012	June 1, 2012	0.07	289	91	380
June 30, 2012	July 2, 2012	0.06	313	113	426
July 31, 2012	August 1, 2012	0.07	361	146	507
August 31, 2012	September 4, 2012	0.07	394	173	567
September 30, 2012	October 1, 2012	0.06	429	203	632
October 31, 2012	November 1, 2012	0.07	505	247	752
November 30, 2012	December 3, 2012	0.07	612	287	899
December 17, 2012	December 27, 2012	0.09	917	462	1,379
December 31, 2012	January 2, 2013	0.07	682	341	1,023
			$4,904	$2,236	$7,140
2013:
January 31, 2013	February 1, 2013	$0.07	$787	$395	$1,182
February 28, 2013	March 1, 2013	0.06	797	408	1,205
March 31, 2013	April 1, 2013	0.07	1,008	525	1,533
April 30, 2013	May 1, 2013	0.07	1,098	590	1,688
May 31, 2013	June 1, 2013	0.07	1,276	755	2,031
June 30, 2013	July 1, 2013	0.07	1,396	893	2,289
July 31, 2013	August 1, 2013	0.07	1,608	1,071	2,679
August 31, 2013	September 1, 2013	0.07	1,764	1,285	3,049
September 30, 2013	October 1, 2013	0.07	1,868	1,408	3,276
October 31, 2013	November 1, 2013	0.07	2,092	1,673	3,765
November 30, 2013	December 2, 2013	0.07	2,225	1,799	4,024
December 31, 2013	January 2, 2014	0.07	2,504	2,074	4,578
			$18,423	$12,876	$31,299
2014:
January 31, 2014	February 4, 2014	$0.07	$2,717	$2,317	$5,034
February 28, 2014	March 3, 2014	0.06	2,751	2,399	5,150
March 31, 2014	April 1, 2014	0.07	3,499	3,197	6,696
April 30, 2014	May 1, 2014	0.07	3,816	3,610	7,426
May 30, 2014	June 2, 2014	0.07	4,383	4,244	8,627
June 30, 2014	July 1, 2014	0.07	4,584	4,533	9,117

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
July 31, 2014	August 1, 2014	0.07	5,029	4,986	10,015
August 29, 2014	September 1, 2014	0.07	5,160	5,097	10,257
September 30, 2014	October 2, 2014	0.07	5,198	5,120	10,318
October 31, 2014	November 3, 2014	0.07	5,550	5,510	11,060
November 30, 2014	December 2, 2014	0.07	5,529	5,483	11,012
December 31, 2014	January 2, 2015	0.07	5,852	5,735	11,587
			$54,068	$52,231	$106,299
2015:
January 31, 2015	February 4, 2015	$0.07	$5,943	$5,797	$11,740
February 28, 2015	March 2, 2015	0.07	5,521	5,235	10,756
March 31, 2015	April 1, 2015	0.07	6,265	5,898	12,163
			$17,729	$16,930	$34,659
			$95,217	$84,338	$179,555

The following table reflects the stock distributions per share that the Company declared on its common stock to date:

Date Declared	Record Date	Payment Date	Per Share	Distribution Percentage	Shares Issued
March 29, 2012	May 1, 2012	May 2, 2012	$0.05	0.49%	25,709

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

Note 13 — Income Tax Information and Distributions to Stockholders

The tax character of distributions for the fiscal years ended December 31, 2014, 2013 and 2012 were as follows (dollars in thousands):

	2014		2013		2012
Ordinary income distributions	$99,603	94%	$31,299	100%	$7,141	100%
Capital gains distributions	6,696	6%	—	—	—	—
Total distributions	$106,299	100%	$31,299	100%	$7,141	100%

During 2012, the Company made a non-taxable stock distribution of $0.3 million.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the years ended December 31, 2014, 2013 and 2012, the reconciliation of net increase in net assets resulting from operations to taxable income is as follows (dollars in thousands):

	2014	2013	2012
Book income from operating activities	$79,540	$42,744	$9,500
Net unrealized (gain) / loss on investments	30,762	(10,204)	(1,657)
Other nondeductible expenses	5	2,360	—
Other temporary differences	(972)	(393)	(30)
Taxable income before deductions for distributions paid	$109,335	$34,507	$7,813

As of December 31, 2014, 2013 and 2012, the components of accumulated gain and losses on a tax basis were as follows (dollars in thousands):

	2014	2013	2012
Undistributed ordinary income / (loss)	$9,187	$2,806	$696
Undistributed long-term net capital gains	—	1,398	—
Total undistributed net earnings	9,187	4,204	696
Net unrealized gain / (loss) on investments	(16,658)	8,591	1,634
Total distributed (undistributable) taxable income	$(7,471)	$12,795	$2,330

During 2014, as a result of permanent book-to-tax differences, the Company increased accumulated under distributed net investment income by $8.2 million, decreased accumulated under distributed realized gains by $8.5 million, and increased paid-in capital in excess of par value by $0.3 million. The differences were attributable to periodic payments on the total return swap, a reclass of distributions from capital gains to ordinary income, and $2.2 million from the sale of certain foreign securities. Aggregate stockholders’ equity was not affected by this reclassification.

Tax information for the fiscal year ended December 31, 2014 is an estimate and will not be finally determined until the Company files its 2014 tax return.

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

As of December 31, 2014, the Company had a deferred asset of $0.9 million and a deferred liability of $(2.4) million pertaining to the unrealized depreciation (appreciation) on investments and a $1.1 million deferred asset pertaining to operating income.  Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $0.9 million and $1.0 million for the deferred tax assets generated from unrealized depreciation and operating income, respectively.  There were no deferred tax assets or liabilities as of December 31, 2013 or 2012.

As of December 31, 2014, the Company had differences between book basis and tax basis cost of investments of $2.1 million from investments classified as partnerships for US tax purposes and $(0.4) million from amortization of market discounts. As of December 31, 2013, the Company had a $133 thousand difference between book basis and tax basis cost of investments due to amortization of market discounts. As of December 31, 2012, the Company had a $30 thousand difference between book basis and tax basis cost of investments due to amortization of market discounts.

Note 14 — Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2014, 2013, 2012, 2011 and for the period May 5, 2010 (Inception) to December 31, 2010:

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,	For the Period from May 5, 2010 (Inception) to December 31,
	2014	2013	2012	2011	2010
Per share data*:
Net asset value, beginning of period	$9.86	$9.41	$9.00	$8.60	$—

Results of operations (1) Net investment income (loss)	0.71	0.36	0.63	0.74	(0.35)
Net realized and unrealized appreciation (depreciation) on investments	(0.12)	0.33	0.39	(0.10)	—
Net realized and unrealized appreciation on total return swap	0.09	0.48	0.34	—	—
Net unrealized appreciation on minority interests	(0.01)	—	—	—	—
Net unrealized deferred tax	(0.02)	—	—	—	—
Net increase (decrease) in net assets resulting from operations	0.65	1.17	1.36	0.64	(0.35)

Stockholder distributions (2) Distributions from net investment income	(0.71)	(0.36)	(0.63)	(0.73)	—
Distributions from net realized gain on investments and total return swap	(0.16)	(0.49)	(0.43)	—	—
Net decrease in net assets resulting from stockholder distributions	(0.87)	(0.85)	(1.06)	(0.73)	—

Capital share transactions Issuance of common stock (3)	0.25	0.31	0.39	0.54	8.95
Repurchases of common stock (4)	(0.04)	0.04	—	—	—
Offering costs	(0.11)	(0.22)	(0.28)	(0.05)	—
Net increase in net assets resulting from capital share transactions	0.10	0.13	0.11	0.49	8.95
Net asset value, end of period	$9.74	$9.86	$9.41	$9.00	$8.60
Shares outstanding at end of period	157,534,040	63,671,644	14,943,215	912,297	22,331
Total return (6)	7.63%	14.12%	15.19%	7.66%	(3.89)%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$1,535,423	$627,903	$140,685	$8,207	$192
Ratio of net investment income to average net assets (5)(8)(9)	7.41%	3.68%	5.51%	5.38%	(8.20)%
Ratio of operating expenses to average net assets (5)(8)(9)	4.46%	5.14%	3.12%	5.05%	8.20%
Ratio of incentive fees to average net assets (8)	0.51%	1.98%	0.50%	2.26%	—%
Ratio of credit facility related expenses to average net assets (8)	0.95%	0.63%	0.85%	4.03%	—%
Portfolio turnover rate (7)	89.03%	76.79%	158.35%	1.49%	—%

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

______________

(1)
The per share data was derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense waiver and reimbursement equals $0.72 for the year ended December 31, 2014. Net investment income per share excluding the expense waiver and reimbursement equals $0.31 for the year ended December 31, 2013. Net investment income per share excluding the expense waiver and reimbursements equals $1.09 for the year ended December 31, 2012. Net investment income per share excluding the expense waiver and reimbursement equals $(3.17) for the year ended December 31, 2011. There was no expense waiver or reimbursement for the period from May 5, 2010 (Inception) to December 31, 2010.

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

(5)
For the year ended December 31, 2014, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses, and incentive fees to average net assets is 7.53%, 4.58%, and 0.62%, respectively. For the year ended December 31, 2013, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses, and incentive fees to average net assets is 3.17%, 5.66%, and 2.48% , respectively. For the year ended December 31, 2012, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses and incentive fees to average net assets was 3.17%, 5.47%, and 1.71% , respectively. For the year ended December 31, 2011, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses and incentive fees to average net assets was (22.26)%, 32.69%, and 2.26%, respectively. For the period from May 5, 2010 (Inception) to December 31, 2010, there was no expense waiver and reimbursement.

(6)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the year ended December 31, 2014, includes the effect of the expense waiver and reimbursement which equaled 0.11%. The total return based on net asset value for the year ended December 31, 2013, includes the effect of the expense waiver and reimbursement which equaled 0.51%. The total return based on net asset value for the year ended December 31, 2012, includes the effect of the expense waiver and reimbursement which equaled 2.35%. The total return based on net asset value for the year ended December 31, 2011, includes the effect of the expense waiver and reimbursement which equaled 27.64%. For the period from May 5, 2010 (Inception) to December 31, 2010, there was no expense waiver and reimbursement.

(7)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Not annualized.

(8)	Ratios are annualized, except for incentive fees.

(9)	Offering cost are not included as an expense in the calculation of this ratio.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 15 – Selected Quarterly Data (Unaudited)

The following is the quarterly results of operations for the year ended December 31, 2014, 2013 and 2012. The operating results for any quarter are not necessarily indicative of results for any future period (dollars in thousands except share and per share amounts):

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Investment income	$47,661	$42,387	$29,743	$18,490
Operating expenses
Total expenses before expense waivers and reimbursements from Adviser	17,020	17,571	12,194	6,544
Less: Waiver of management and incentive fees	(52)	(1,283)	—	—
Total expenses net of expense waivers and reimbursements from Adviser	16,968	16,288	12,194	6,544
Net investment income before noncontrolling interests	30,693	26,099	17,549	11,946
Net investment income attributable to noncontrolling interests	35	33	—	—
Net investment income	30,728	26,132	17,549	11,946
Net realized and unrealized gain (loss) on investments and total return swap	(16,367)	90	7,056	5,454
Net unrealized appreciation on minority interest	(654)	(6)	—	—
Net unrealized deferred tax	(2,388)	—	—	—
Net increase in net assets resulting from operations	$11,319	$26,216	$24,605	$17,400
Per share information - basic and diluted*
Net investment income	$0.20	$0.19	$0.15	$0.15
Net increase in net assets resulting from operations	$0.07	$0.19	$0.21	$0.22
Weighted average common shares outstanding	153,667,706	139,622,913	115,859,732	78,450,124

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Investment income	$13,467	$8,395	$5,176	$4,355
Operating expenses
Total expenses before expense waivers and reimbursements from Adviser	7,436	6,131	4,007	2,554
Less: Waiver of management and incentive fees	—	(1,420)	—	(406)
Total expenses net of expense waivers and reimbursements from Adviser	7,436	4,711	4,007	2,148
Net investment income	6,031	3,684	1,169	2,207
Net realized and unrealized gain on investments and total return swap	8,145	10,031	5,743	5,733
Net increase in net assets resulting from operations	$14,176	$13,715	$6,912	$7,940
Per share information - basic and diluted*
Net investment income	$0.11	$0.09	$0.04	$0.12
Net increase in net assets resulting from operations	$0.25	$0.33	$0.25	$0.42
Weighted average common shares outstanding	56,495,770	41,498,369	28,159,751	18,939,009

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Investment income	$3,174	$1,974	$1,156	$610
Operating expenses
Total expenses before expense waivers and reimbursements from Adviser	1,608	1,409	782	578
Less: Waiver of management and incentive fees	(88)	(798)	(477)	(248)
Less: Expense support reimbursements from Adviser	—	—	(189)	(77)
Total expenses net of expense waivers and reimbursements from Adviser	1,520	611	116	253
Net investment income	1,654	1,363	1,040	357
Net realized and unrealized gain (loss) on investments and total return swap	2,036	2,498	139	413
Net increase (decrease) in net assets resulting from operations	$3,690	$3,861	$1,179	$770
Per share information - basic and diluted*
Net investment income (loss)	$0.13	$0.16	$0.21	$0.21
Net increase (decrease) in net assets resulting from operations	$0.29	$0.47	$0.23	$0.44
Weighted average common shares outstanding	12,779,778	8,297,178	5,055,135	1,739,161
______________
*Per share information and weighted average common shares outstanding for the quarter ended March 31, 2012 have been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.

Note 16 – Senior Securities

Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of the years ended December 31, 2014, 2013, 2012 and 2011. The Company had no senior securities outstanding as of December 31, 2010 or any prior fiscal years.

During the year ended December 31, 2014, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank as collateral agent, account bank and collateral custodian. The Wells Fargo Credit Facility, which was subsequently amended on April 26, 2013, September 9, 2013, and June 30, 2014, provides for borrowings in an aggregate principal amount of up to $300.0 million on a committed basis, with a term of 60 months. During the year ended December 31, 2014, the Company, through 2L Funding I, entered into the Deutsche Bank Credit Facility with Deutsche Bank as lender and as administrative agent and U.S. Bank as collateral agent and collateral custodian. The Deutsche Bank Credit Facility provides for borrowings in an aggregate principal amount of up to $60.0 million with a term of 36 months. During the year ended December 31, 2014, The Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into the Citi Credit Facility as administrative agent and U.S. Bank as collateral agent, account bank and collateral custodian. The Citi Credit Facility provides for borrowings over a twenty four month period in an aggregate principal amount of up to $400.0 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following is a summary of the senior securities as of December 31, 2014 (dollars in thousands).

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Total Return Swap	$—	$—	$—	N/A
Wells Fargo Credit Facility	288,087	—	—	N/A
Deutsche Bank Credit Facility	60,000	—	—	N/A
Citi Credit Facility	270,625	—	—	N/A
	$618,712	$3,482	$—	N/A

The following is a summary of the senior securities as of December 31, 2013 (dollars in thousands).

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Total Return Swap	$216,106	$—	$—	N/A
Revolving Credit Facility	132,687	—	—	N/A
	$348,793	$2,800	$—	N/A
The following is a summary of the senior securities as of December 31, 2012 (dollars in thousands).

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Total Return Swap	$52,577	$—	$—	N/A
Revolving Credit Facility	33,907	—	—	N/A
	$86,484	$2,627	$—	N/A

The following is a summary of the senior securities as of December 31, 2011 (dollars in thousands).

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Revolving Credit Facility	$5,900	$2,391	—	N/A
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 17 – Schedule of Investments and Advances to Affiliates

The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2014:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value December 31, 2013	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2014
Control Investments
Kahala US OpCo LLC	Senior Secured First Lien Debt	$2,273	$15,860	$11,696	$(20,425)	$—	$—	$7,131
Kahala Ireland OpCo LLC	Senior Secured First Lien Debt	1,500	—	47,843	—	—	—	47,843
Kahala Ireland OpCo LLC - Common Equity	Equity/Other	—	—	—	—	—	5,275	5,275
Kahala Ireland OpCo LLC - Profit Participating Note	Equity/Other	—	—	3,216	(1,627)	—	36	1,625
Kahala US OpCo LLC	Equity/Other	10	—	13,919	(7,640)	—	1,221	7,500
Kahala Aviation Holdings, LLC (2) (3)	Equity/Other	—	—	—	—	—	—	—
Kahala Aviation Holdings, LLC - Preferred Shares (3)	Equity/Other	—	5,271	2,525	(7,796)	—	—	—
Park Ave RE Holdings, LLC	Subordinated Debt	1,293	9,750	18,058	(21,701)	—	—	6,107
Park Ave Holdings, LLC	Equity/Other	—	—	9,049	(9,049)		—	—
Park Ave Holdings, LLC - Common Shares	Equity/Other	—	—	1,229	—	—	4,322	5,551
Park Ave Holdings, LLC - Preferred Shares	Equity/Other	587	—	7,809	—	—	—	7,809
Park Ave RE, Inc. (3)	Equity/Other	—	33	46	—	(79)	—	—
Park Ave RE, Inc. - Preferred Shares (3)	Equity/Other	—	3,218	4,591	(7,809)	—	—	—
Total Control Investments		$5,663	$34,132	$119,981	$(76,047)	$(79)	$10,854	$88,841

Affiliate Investments
Apidos XVI CLO, LTD. Subordinated Notes	Collateralized Securities	$1,487	$13,650	$—	$(12,762)	$(888)	$—	$—
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	2,904	—	35,420	(1,686)	—	(2,454)	31,280
Catamaran CLO 2013-1 Ltd. Subordinated Notes	Collateralized Securities	247	20,404	—	(21,176)	3,236	(2,464)	—
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	3,584	28,086	—	(4,497)	—	(1,036)	22,553
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	2,558	—	51,487	(23,705)	157	(1,460)	26,479
Danish CRJ LTD.	Senior Secured First Lien Debt	20	—	181	—	—	—	181
Danish CRJ LTD.	Equity/Other	—	—	501	(500)		259	260
Fifth Street Senior Loan Fund I, LLC	Equity/Other	777	—	35,000	—	—	—	35,000
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	2,001	—	63,400	(35,536)	—	(736)	27,128
Garrison Funding 2013-1 Ltd. Subordinated Notes	Collateralized Securities	42	15,000	—	(18,297)	3,297	—	—
JMP Credit Advisors CLO II Ltd. Subordinated Notes	Collateralized Securities	28	6,099	—	(6,303)	603	(399)	—
MidOcean Credit CLO II, LLC	Collateralized Securities	4,614	—	34,058	(1,034)	—	688	33,712
MidOcean Credit CLO II, Ltd. Subordinated Notes	Collateralized Securities	184	20,543	—	(20,543)	—	—	—
MidOcean Credit CLO III, LLC	Collateralized Securities	2,753	—	37,180	(1,820)	60	700	36,120
MidOcean Credit CLO IV, LLC	Collateralized Securities	627	—	18,500	—	—	—	18,500
NMFC Senior Loan Program I, LLC	Equity/Other	1,984	—	50,000	—	—	(629)	49,371

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value December 31, 2013	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2014
NewStar Arlington Fund, LLC	Equity/Other	$1,806	$30,000	$214	$(30,214)	$—	$—	$—
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	74	—	29,514	—	—	960	30,474
Ocean Trails CLO V, LTD.	Collateralized Securities	2,508	—	77,722	(41,882)	—	(1,233)	34,607
OFSI Fund VI, Ltd. Subordinated Notes	Collateralized Securities	2,896	—	32,895	—	—	(188)	32,707
OFSI Fund VI, Ltd. Warehouse	Collateralized Securities	—	—	17,000	(17,000)	—	—	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other	724	10,550	—	—	—	214	10,764
Related Fee Agreements	Collateralized Securities	—	—	15,440	(439)	—	80	15,081
Shackleton 2014-V CLO, LTD. Subordinated Notes	Collateralized Securities	994	—	35,000	(35,000)	—	—	—
Shackleton 2014-5A CLO, LTD. Subordinated Notes	Collateralized Securities	—	—	35,800	(37,120)	1,320	—	—
Silver Spring CLO, Ltd.	Collateralized Securities	1,894	—	59,701	(30,000)	—	(2,303)	27,398
South Grand MM CLO I, LLC	Equity/Other	1,385	872	26,872	(451)	—	451	27,744
THL Credit Greenway Fund II LLC	Equity/Other	1,325	9,005	10,844	(698)	—	(274)	18,877
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	2,841	—	30,690	(2,086)	—	(1,034)	27,570
Total Affiliate Investments		$40,257	$154,209	$697,419	$(342,749)	$7,785	$(10,858)	$505,806
Total Control & Affiliate Investments		$45,920	$188,341	$817,400	$(418,796)	$7,706	$(4)	$594,647
______________________________________________________

(1)	The principal amount and ownership detail are shown in the Consolidated Schedules of Investments.

(2)	In accordance with the subscription agreement executed with Kahala Aviation Holdings, LLC dated December 23, 2013, the Company owns 84 common units of shares.

(3)	The Company consolidated Kahala Aviation Holdings, LLC and Park Ave RE, Inc. within its Consolidated Financial Statements beginning in the period ended June 30, 2014.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2013:

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

Note 18 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements except for the following:

As of May 4, 2015, from January 1, 2015 to April 30, 2015, the Company has issued 13.2 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $143.7 million.

On April 7, 2015, the Company, through a wholly-owned, special-purpose, bankruptcy-remote subsidiary, BDCA Helvetica Funding, Ltd. (the “Subsidiary”), entered into a debt financing facility with UBS AG, London Branch (“UBS”), pursuant to which $150.0 million will be made available to the Company to fund investments in new securities and for other

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

general corporate purposes (the “UBS Credit Facility”). Pricing under the Transaction is based on three-month LIBOR plus a spread of 3.90% per annum for the relevant period.

On January 6, 2015 the Company announced that the Offering will close to new investments on April 30, 2015. In order to allow for associated processing time needed, the transfer agent for the Company will accept subscriptions in good order dated on or before April 30, 2015 and received no later than June 30, 2015. Subscription agreements received prior to the closing will be processed up to 60 days after closing only if shares remain available for issuance.