Form 10-Q
period 2015-03-31
Business Development Corp of America
filed 2015-05-15
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
    The number of shares of the registrant's common stock, $0.001 par value, outstanding as of May 15, 2015 was 170,707,426.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2015

PART I

Item 1. Condensed Consolidated Financial Statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands except share and per share data)

	March 31,	December 31,
	2015	2014
ASSETS	(Unaudited)
Investments, at fair value:
Control Investments, at fair value (amortized cost of $101,554 and $77,986, respectively)	$113,582	$88,841
Affiliate Investments, at fair value (amortized cost of $531,017 and $513,185, respectively)	518,673	505,806
Non-affiliate Investments, at fair value (amortized cost of $1,372,784 and $1,340,855, respectively)	1,354,975	1,322,344
Investments, at fair value (amortized cost of $2,005,355 and $1,932,026, respectively)	1,987,230	1,916,991
Cash and cash equivalents	228,497	206,872
Interest receivable	23,961	22,464
Receivable for unsettled trades	18,372	33,746
Deferred credit facility financing costs, net	4,111	4,411
Prepaid expenses and other assets	2,312	1,792
Due from affiliate	768	1,666
Total assets	$2,265,251	$2,187,942

LIABILITIES
Revolving credit facilities	$608,712	$618,712
Stockholder distributions payable	12,163	11,587
Payable for unsettled trades	12,484	685
Management fees payable	6,890	7,981
Subordinated income incentive fees payable	1,708	2,736
Accounts payable and accrued expenses	5,847	6,760
Interest and credit facility fees payable	3,380	3,386
Payable for common stock repurchases	994	672
Total liabilities	$652,178	$652,519
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 shares authorized, 165,691,398 and 157,534,040 shares issued and outstanding, respectively	166	157
Additional paid in capital	1,625,612	1,544,584
Accumulated under distributed net investment income	6,596	7,710
Accumulated under distributed realized gains	(220)	(539)
Net unrealized depreciation	(20,828)	(18,082)
Total Business Development Corporation of America net assets	1,611,326	1,533,830
Non-controlling interest	1,747	1,593
Total net assets	1,613,073	1,535,423

Total liabilities and net assets	$2,265,251	$2,187,942

Net asset value per share	$9.72	$9.74
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Investment income:
Interest from investments
Control investments	$2,130	$966
Affiliate investments	16,702	4,289
Non-control/non-affiliate investments	28,833	11,521
Total interest from investments	47,665	16,776
Interest from cash and cash equivalents	10	5
Total interest income	47,675	16,781
Other income	2,206	1,709
Total investment income	49,881	18,490

Operating expenses:
Management fees	8,235	3,631
Subordinated income incentive fees	5,242	778
Capital gains incentive fees	—	(19)
Interest and credit facility financing expenses	4,291	1,294
Professional fees	1,224	602
Other general and administrative	613	42
Administrative services	203	141
Insurance	52	58
Directors fees	18	17
Expenses before expense waivers from Adviser	19,878	6,544
Waiver of management and incentive fees	(3,534)	—
Total expenses net of expense waivers from Adviser	16,344	6,544

Net investment income attributable to non-controlling interests	(12)	—

Net investment income	33,549	11,946

Realized and unrealized gain (loss) on investments and total return swap:
Net realized gain (loss) from investments
Control investments	(65)	—
Affiliate investments	200	2,637
Non-control/non-affiliate investments	184	839
Total net realized gain from investments	319	3,476
Net realized gain from total return swap	—	5,451
Net change in unrealized appreciation (depreciation) on investments
Control investments	1,171	—
Affiliate investments	(4,965)	(1,174)
Non-control/non-affiliate investments	704	(2,397)
Total net change in unrealized appreciation (depreciation) on investments	(3,090)	(3,571)
Net change in unrealized appreciation on total return swap	—	98

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net realized and unrealized gain (loss) on investments and total return swap before non-controlling interests and deferred income taxes	(2,771)	5,454
Net change in unrealized depreciation attributable to non-controlling interests	(166)	—

Net deferred income tax benefit on unrealized appreciation of investments	511	—

Net realized and unrealized gain (loss) on investments and total return swap	(2,426)	5,454

Net increase in net assets resulting from operations	$31,123	$17,400

Per share information - basic and diluted
Net investment income	$0.21	$0.15
Net increase in net assets resulting from operations	$0.19	$0.22
Weighted average shares outstanding	161,823,970	78,450,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Operations:
Net investment income	$33,549	$11,946
Net realized gain from investments	319	3,476
Net realized gain from total return swap	—	5,451
Net change in unrealized depreciation on investments	(3,090)	(3,571)
Net change in unrealized appreciation on total return swap	—	98
Net change in unrealized depreciation on minority interest	(166)	—
Net unrealized deferred tax	511	—
Net increase in net assets from operations	31,123	17,400
Stockholder distributions:
Distributions from net investment income	(34,663)	(11,946)
Distributions from net realized gain from investments and total return swap	—	(4,933)
Net decrease in net assets from stockholder distributions	(34,663)	(16,879)
Capital share transactions:
Issuance of common stock, net of issuance costs	68,791	296,166
Reinvestment of stockholder distributions	16,767	6,789
Repurchases of common stock	(4,522)	(963)
Net increase in net assets from capital share transactions	81,036	301,992
Total increase in Business Development Corporation of America net assets	77,496	302,513
Increase in non-controlling interest	154	—
Total increase in net assets	77,650	302,513
Net assets at beginning of period	1,535,423	627,903
Net assets at end of period	$1,613,073	$930,416

Net asset value per common share	$9.72	$9.88
Common shares outstanding at end of period	165,691,398	94,132,120

Accumulated under/(over) distributed net investment income	$6,596	$(1,348)
Accumulated under/(over) distributed realized gains	$(220)	$8,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Operating activities:
Net increase in net assets from operations	$31,123	$17,400
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Paid-in-kind interest income	(178)	(774)
Net accretion of discount on investments	(1,115)	(374)
Amortization of deferred financing costs	399	159
Sales and repayments of investments	206,558	153,490
Purchase of investments	(278,275)	(406,327)
Net realized gain from investments	(319)	(3,476)
Net unrealized depreciation on investments	3,090	3,571
Net unrealized appreciation on total return swap	—	(98)
(Increase) decrease in operating assets:
Cash collateral on deposit with custodian	—	(2,122)
Interest receivable	(1,497)	(1,689)
Dividend receivable	—	(106)
Receivable due on total return swap	—	659
Prepaid expenses and other assets	(521)	(183)
Receivable for unsettled trades	15,374	20,220
Increase (decrease) in operating liabilities:
Payable for unsettled trades	11,798	(46,640)
Management and incentive fees payable	(2,118)	(1,218)
Interest and credit facility fees payable	(7)	332
Accounts payable and accrued expenses	(912)	15
Payable for common stock repurchases	323	1,014
Net cash used in operating activities	(16,277)	(266,147)

Financing activities:
Proceeds from issuance of shares of common stock, net	68,791	296,166
Repurchases of common stock	(4,522)	(963)
Decrease in deferred offering costs receivable	2,658	909
Proceeds from revolving credit facilities	—	22,000
Payments on revolving credit facilities	(10,000)	(850)
Payments of financing cost	(100)	414
Payments to (proceeds from) affiliate	(1,760)	—
Stockholder distributions	(17,319)	(7,972)
Increase in non-controlling interest	154	—
Net cash provided by financing activities	37,902	309,704

Net increase (decrease) in cash and cash equivalents	21,625	43,557
Cash and cash equivalents, beginning of period	206,872	12,995
Cash and cash equivalents, end of period	$228,497	$56,552

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Supplemental information:
Interest paid during the period	$3,928	$609
Taxes, including excise tax, paid during the period	$255	$—
Supplemental non-cash information:
Payable for common stock repurchases	$994	$1,102
DRIP distribution payable	$6,265	$3,196
Cash distribution payable	$5,898	$3,499
DRIP distribution paid	$16,767	$6,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

March 31, 2015 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets

Senior Secured First Lien Debt - 63.4% (b)
Ability Networks Inc. (aa)	Health Care Providers & Services	L+5.00% (6.00%), 5/14/2021	$7,940	$7,905	$7,930	0.5%
AM General LLC (aa)	Aerospace & Defense	L+9.00% (10.25%), 3/22/2018	5,264	4,798	5,001	0.3%
Amports, Inc. (ab)	Automotive	L+8.00% (9.00%), 5/19/2020	15,000	14,904	14,974	0.9%
Answers Corporation (z) (aa)	Internet Software & Services	L+5.25% (6.25%),10/3/2021	34,913	33,770	33,254	2.2%
AP Gaming I, LLC (z)	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 12/20/2020	4,900	4,779	4,870	0.3%
Applied Merchant Systems West Coast, Inc.	Diversified Financial Services	L+11.50% (12.50%), 9/19/2019	18,726	18,402	18,237	1.1%
Avaya, Inc. Term Loan B-6 (aa)	Communications Equipment	L+5.50% (6.50%), 3/31/2018	12,793	12,809	12,752	0.8%
AxleTech International, LLC	Machinery	L+6.50% (7.50%), 1/5/2021	19,950	19,756	19,750	1.2%
Basho Technologies, Inc.	Software	13.00%, 3/9/2018	10,019	9,821	9,819	0.6%
Central Security Group, Inc. (z) (aa)	Commercial Services & Supplies	L+5.25% (6.25%), 10/2/2020	18,454	18,196	18,454	1.1%
Chicken Soup for the Soul Publishing, LLC (z) (ab)	Publishing	L+6.00% (7.25%), 1/8/2019	29,700	29,419	29,850	2.0%
Clover Technologies Group, LLC (aa)	Commercial Services & Supplies	L+4.50% (5.50%), 5/8/2020	11,443	11,451	11,099	0.7%
ConvergeOne Holdings Corp. (aa)	Diversified Consumer Services	L+5.00% (6.00%), 6/17/2020	13,399	13,280	13,332	0.8%
Creative Circle, LLC (z) (aa)	Professional Services	L+4.50% (5.50%), 6/25/2020	11,923	11,818	11,833	0.7%
Danish CRJ LTD. (a) (p)	Aerospace & Defense	13.50%	181	181	181	—%
Eagle Rx, LLC (z)	Health Care Providers & Services	L+6.00% (7.00%), 8/15/2019	15,820	15,750	15,823	1.0%
ECI Acquisition Holdings, Inc. (k) (z)	Technology - Enterprise Solutions	L+6.25% (7.25%), 3/11/2019	13,065	13,012	12,846	0.8%
ERG Holding Company (z) (ad)	Health Care Providers & Services	L+6.75% (8.00%), 4/4/2019	14,504	14,271	14,132	0.9%
Excelitas Technologies Corp. (aa)	Electronic Equipment, Instruments & Components	L+5.00% (6.00%), 11/2/2020	10,100	10,133	10,138	0.6%
GK Holdings, Inc. (aa)	Professional Services	L+5.50% (6.50%), 1/20/2021	3,990	3,951	3,990	0.2%
GTCR Valor Companies, Inc. (z) (aa)	Software	L+5.00% (6.00%), 5/30/2021	32,818	32,122	32,592	2.0%
Hanna Anderson, LLC (z)	Retailers (except food & drug)	L+7.25% (8.25%), 4/21/2019	14,438	14,320	14,705	0.9%
Henniges Automotive Holdings, Inc. (aa)	Automotive	L+5.00% (6.00%), 6/12/2021	9,918	9,828	9,955	0.6%
Icynene US Acquisition Corp. (h) (z) (ac)	Building Products	L+6.25% (7.25%), 11/4/2020	26,000	25,512	25,627	1.6%
ILC Dover LP (z)	Aerospace & Defense	L+7.00% (8.00%), 3/20/2020	14,625	14,564	13,871	0.9%
InMotion Entertainment Group, LLC (z) (ae)	Retailers (except food & drug)	L+7.75% (9.00%), 10/1/2018	11,427	11,266	11,570	0.7%
IntegraMed America, Inc. (z)	Health Care Providers & Services	L+7.25% (8.50%), 9/20/2017	3,734	3,693	3,636	0.2%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

March 31, 2015 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Integrity Nutraceuticals, Inc. (z) (ab)	Food Products	L+9.50% (10.50%), 4/28/2019	$35,000	$34,439	$30,751	2.0%
IPC Corp. (aa)	Telecommunications	L+5.50% (6.50%), 8/6/2021	12,000	11,647	12,060	0.7%
Jackson Hewitt, Inc. (aa)	Diversified Consumer Services	L+8.50% (10.00%), 10/16/2017	7,857	7,810	7,817	0.5%
Jefferson Gulf Coast Energy Partners LLC	Transportation Infrastructure	L+8.00% (9.00%), 2/27/2018	17,910	17,771	17,373	1.1%
K2 Pure Solutions NoCal, L.P. (z)	Chemicals	L+7.00% (8.00%), 8/19/2019	9,813	9,668	9,612	0.6%
Kahala Ireland OpCo LLC (a) (o) (ai)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	54,421	54,421	54,421	3.5%
Kahala US OpCo LLC (o) (ai)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	2,359	2,359	2,359	0.1%
Land Holdings I, LLC	Hotels, Restaurants & Leisure	12.00%, 6/26/2019	30,000	29,490	30,675	2.0%
Liquidnet Holdings, Inc. (a) (z) (aa)	Capital Markets	L+6.75% (7.75%), 5/22/2019	7,959	7,912	7,681	0.5%
MCS AMS Sub-Holdings LLC (aa)	Real Estate Management & Development	L+6.00% (7.00%), 10/15/2019	13,875	13,488	12,210	0.8%
Miller Heiman, Inc. (z) (aa)	Media	L+5.75% (6.75%), 9/30/2019	18,271	17,797	17,632	1.1%
Motorsports Aftermarket Group, Inc. (z) (aa)	Automotive	L+4.00% (5.00%), 5/14/2021	24,813	23,285	20,842	1.3%
National Technical Systems, Inc. (v) (z)	Professional Services	L+5.50% (6.75%), 11/22/2018	25,593	25,457	25,399	1.6%
New Media Holdings II, LLC (a) (z)	Publishing	L+6.25% (7.25%), 6/3/2020	8,905	8,751	8,816	0.5%
NextCare, Inc. (m) (z) (ab)	Health Care Providers & Services	L+5.75% (7.00%), 10/10/2017	21,148	20,993	20,746	1.3%
NextSteppe Inc.	Chemicals	13.00%, 3/30/2018	10,000	9,800	9,800	0.6%
North Atlantic Trading Company, Inc. (z) (aa)	Food Products	L+6.50% (7.75%), 1/13/2020	19,757	19,709	19,461	1.2%
OH Acquisition, LLC (a) (z)	Banking, Finance, Insurance & Real Estate	L+6.25% (7.25%), 8/29/2019	7,462	7,429	7,399	0.5%
Orchid Underwriters Agency, LLC (af)	Banking, Finance, Insurance & Real Estate	10.00%, 11/6/2019	14,925	14,719	14,706	0.9%
Otter Box Holdings, Inc. (aa)	Electronic Equipment, Instruments & Components	L+4.75% (5.75%), 6/3/2020	8,424	8,372	8,368	0.5%
PeopLease Holdings, LLC (d) (z) (ai)	Commercial Services & Supplies	L+13.00% (14.00%), 12/26/2018	10,000	9,850	11,634	0.7%
PGX Holdings, Inc. (z)	Transportation Infrastructure	L+5.25% (6.25%), 9/29/2020	10,862	10,763	10,917	0.7%
Premier Dental Services, Inc. (z) (aa)	Health Care Providers & Services	L+5.00% (6.00%), 11/1/2018	24,678	24,576	22,457	1.4%
Pre-Paid Legal Services, Inc. (aa)	Diversified Consumer Services	L+5.00% (6.25%), 7/1/2019	8,820	8,895	8,805	0.5%
Pride Plating, Inc. (z)	Aerospace & Defense	L+5.50% (6.50%), 6/13/2019	9,809	9,744	9,621	0.6%
RedPrairie Corp. (aa)	Software	L+5.00% (6.00%), 12/21/2018	13,321	13,305	13,108	0.8%
Resco Products, Inc. (z)	Steel	L+6.00% (6.25%), 9/7/2016	10,000	9,921	9,785	0.6%
Riverbed Technology, Inc. (aa)	Technology - Enterprise Solutions	L+5.00% (6.00%), 4/24/2022	10,000	9,950	10,090	0.6%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

March 31, 2015 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
RVNB Holdings, Inc. (dba All My Sons Moving & Storage) (f)	Freight & Logistics	L+7.75% (8.75%), 2/25/2020	$24,283	$23,805	$23,796	1.5%
Squan Holding Corp. (n) (z)	Diversified Telecommunication Services	L+7.75% (8.75%), 10/9/2019	23,000	22,583	22,567	1.4%
STG-Fairway Acquisitions, Inc. (aa)	Professional Services	L+5.00% (6.25%), 2/28/2019	11,785	11,748	11,711	0.7%
SunGard Availability Services Capital, Inc. (aa)	Business Equipment & Services	L+5.00% (6.00%), 3/29/2019	9,900	9,817	8,662	0.5%
Taqua, LLC	Wireless Telecommunication Services	L+9.00% (10.00%), 7/31/2019	13,825	13,585	12,843	0.8%
Tax Defense Network, LLC (j) (z)	Diversified Consumer Services	L+8.50% (9.50%), 8/28/2019	23,600	23,184	23,249	1.4%
The Tennis Channel Holdings, Inc. (ab) (ai)	Media	L+8.50% (8.75%), 5/29/2017	15,903	15,638	15,298	0.9%
Total Outdoor Holdings Corp.	Advertising	L+10.00% (11.00%), 8/28/2019	20,000	19,647	20,000	1.2%
Transportation Insight, LLC (z)	Freight & Logistics	L+5.25% (6.25%), 9/30/2019	15,600	15,389	15,194	0.9%
Trinity Consultants Holdings, Inc. (z)	Business Equipment & Services	L+6.75% (7.75%), 2/15/2020	15,000	14,902	14,980	0.9%
Trojan Battery Company, LLC (z) (aa)	Automotive	L+4.75% (5.75%), 6/12/2021	10,169	10,078	10,093	0.6%
U.S. Farathane, LLC (aa)	Automotive	L+5.75% (6.75%), 12/23/2021	11,850	11,617	11,969	0.7%
United Central Industrial Supply Company, LLC (z) (aa)	Commercial Services & Supplies	L+6.25% (7.50%), 10/9/2018	8,797	8,697	7,654	0.5%
US Shipping LLC (aa)	Marine	L+4.50% (5.50%), 4/30/2018	10,014	10,144	9,939	0.6%
Sub Total Senior Secured First Lien Debt				$1,032,866	$1,022,721	63.4%

Senior Secured Second Lien Debt - 16.9% (b)
Ability Networks Inc. (ab)	Health Care Providers & Services	L+8.25% (9.25%), 5/16/2022	$12,050	$11,942	$11,929	0.7%
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	L+10.50% (11.50%), 3/31/2020	11,500	11,283	11,395	0.7%
Appriss Holdings, Inc.	Business Equipment & Services	L+8.25% (9.25%), 5/21/2021	15,000	14,787	14,777	0.9%
Boston Market Corporation (ab)	Hotels, Restaurants & Leisure	L+7.63% (8.63%), 12/16/2018	14,763	14,599	14,726	0.9%
CIG Financial, LLC (a) (ah)	Consumer Finance	10.50%, 6/30/2019	15,000	14,873	14,809	0.9%
CPX Interactive Holdings, LP (ai)	Publishing	L+10.00% (13.00%), 3/26/2018	20,306	19,248	18,922	1.3%
CREDITCORP (ab)	Consumer Finance	12.00%, 7/15/2018	13,250	13,187	11,793	0.7%
Epic Health Services, Inc.	Health Care Providers & Services	L+8.25% (9.25%), 8/17/2021	10,000	9,853	9,916	0.6%
High Ridge Brands Co. (ab)	Retailers (except food & drug)	L+8.50% (9.50%), 4/11/2020	22,500	22,217	22,309	1.4%
Interblock USA L.C. (ab)	Electronic Equipment, Instruments & Components	L+8.75% (9.75%), 3/28/2018	23,000	22,655	22,815	1.4%
J. C. Bromac Corporation (dba EagleRider, Inc.)	Hotels, Restaurants & Leisure	L+9.00% (10.00%), 8/11/2019	15,000	14,763	14,810	0.9%
K&N Engineering, Inc. (l) (ab)	Automotive	L+8.63% (9.63%), 7/11/2020	13,000	12,742	12,680	0.8%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

March 31, 2015 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Linc Energy Finance USA, Inc. (ab)	Oil, Gas & Consumable Fuels	12.50%, 10/31/2017	$9,000	$8,903	$3,193	0.2%
NCP Finance Limited Partnership (aa) (ab)	Consumer Finance	L+9.75% (11.00%), 10/1/2018	17,734	17,587	17,512	1.1%
Noosa Acquirer, Inc.	Food Products	L+5.25% (6.25%), 11/21/2020	25,000	24,647	24,638	1.6%
Sage Automotive Holdings, Inc.	Auto Components	L+8.00% (9.00%), 10/8/2021	13,000	12,878	12,870	0.8%
Schulman Associates Institutional Review Board, Inc.	Health Care	L+8.00% (9.00%), 6/3/2021	17,000	16,677	16,637	1.0%
Surgery Center Holdings, Inc. (aa)	Healthcare & Pharmaceuticals	L+7.50% (8.50%), 11/3/2021	10,000	9,906	9,858	0.6%
Zimbra, Inc. (ab)	Software	10.75%, 7/1/2016	6,000	5,987	7,171	0.4%
Sub Total Senior Secured Second Lien Debt				$278,734	$272,760	16.9%

Subordinated Debt - 4.8% (b)
Gold, Inc. (d) (ab)	Textiles, Apparel & Luxury Goods	12.00%, 6/30/2019	$12,163	$11,978	$11,824	0.7%
Park Ave RE Holdings, LLC (d) (o) (ai)	Real Estate Management & Development	L+8.00% (13.00%), 12/29/2017	22,637	22,637	22,637	1.5%
S.B. Restaurant Co., Inc. (e) (t)	Hotels, Restaurants & Leisure	1/10/2018	4,050	3,974	—	—%
S.B. Restaurant Co., Inc. - Senior Subordinated Debt (e) (t)	Hotels, Restaurants & Leisure	1/10/2018	134	88	—	—%
Steel City Media (ai)	Media	12.00%, 3/29/2020	20,202	19,828	20,134	1.2%
Visionary Integration Professionals, LLC (ab) (ai)	IT Services	13.00%, 12/3/2018	11,295	10,396	9,423	0.6%
Xplornet Communications, Inc. (a) (ai)	Diversified Telecommunication Services	13.00%, 10/25/2020	11,350	11,350	11,579	0.7%
Zimbra, Inc.	Software	12.00%, 7/10/2018	2,000	2,000	1,750	0.1%
Sub Total Subordinated Debt				$82,251	$77,347	4.8%

Collateralized Securities - 25.4% (b)
B&M CLO 2014-1, LTD. Subordinated Notes (a) (p)	Diversified Investment Vehicles	4/16/2026	$40,250	$31,789	$30,197	1.9%
CVP Cascade CLO, LTD. Subordinated Notes (a) (p)	Diversified Investment Vehicles	1/16/2026	31,000	22,535	22,150	1.4%
CVP Cascade CLO-2, LTD. Subordinated Notes (a) (p)	Diversified Investment Vehicles	7/18/2026	35,250	26,715	25,964	1.6%
Fifth Street Senior Loan Fund I, LLC - 1A Class F (a) (p)	Diversified Investment Vehicles	1/19/2027	10,728	8,816	8,823	0.5%
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes (a)	Diversified Investment Vehicles	L+7.50%, 1/19/2027	30,575	26,832	26,288	1.7%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (p)	Diversified Investment Vehicles	1/15/2027	35,057	27,864	25,612	1.6%
MCF CLO V Warehouse LLC (a)	Diversified Investment Vehicles	3/19/2020	23,486	23,486	23,486	1.5%
MidOcean Credit CLO II, LLC (a) (p)	Diversified Investment Vehicles	1/29/2025	37,600	31,942	30,997	1.9%
MidOcean Credit CLO III, LLC (a) (p)	Diversified Investment Vehicles	7/21/2026	40,250	33,908	34,100	2.1%
MidOcean Credit CLO IV, LLC (a) (p)	Diversified Investment Vehicles	4/15/2027	21,500	18,500	18,407	1.1%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

March 31, 2015 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
NewStar Arlington Senior Loan Program LLC Subordinated Notes (a) (p)	Diversified Investment Vehicles	7/25/2025	$31,603	$29,514	$29,149	1.8%
Ocean Trails CLO V, LTD. (a) (p)	Diversified Investment Vehicles	10/13/2026	40,518	35,840	33,053	2.0%
OFSI Fund VI, Ltd. Subordinated Notes (a) (p)	Diversified Investment Vehicles	3/20/2025	38,000	31,500	31,345	1.9%
Related Fee Agreements (a) (p) (s)	Diversified Investment Vehicles		—	17,049	16,707	1.1%
Silver Spring CLO, Ltd. (a) (p)	Diversified Investment Vehicles	10/15/2026	31,500	29,701	27,347	1.7%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (p)	Diversified Investment Vehicles	5/1/2026	36,000	27,625	26,408	1.6%
Sub Total Collateralized Securities				$423,616	$410,033	25.4%

Equity/Other - 12.7% (b)
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant (e)	Software		306	$—	$306	—%
Basho Technologies, Inc. - Series G Senior Preferred Stock (e)	Software		$2,040	$2,000	$2,000	0.1%
Carlyle GMS Finance, Inc. (a) (i)	Diversified Investment Vehicles		$3,660	$3,660	$3,532	0.2%
CPX Interactive Holdings, LP - Series A Convertible Preferred Shares (d) (e) (u)	Publishing	8.00%	$6,000	6,000	6,493	0.4%
CPX Interactive Holdings, LP - Warrants (e) (u)	Publishing		317	1,087	868	0.1%
Crowley Holdings, Inc. - Series A Preferred Stock (ai)	Marine	12.00%	$25,646	25,646	25,701	1.6%
Danish CRJ LTD. (a) (e) (p) (r)	Aerospace & Defense		$5	1	7	—%
Evolution Research Group - Preferred Equity (e)	Health Care Providers & Services	8.00%	$500	500	376	—%
HIG Integrity Nutraceuticals (e) (u)	Food Products		1,567	1,630	—	—%
Kahala Ireland OpCo LLC - Common Equity (a) (e) (o) (y)	Aerospace & Defense		$—	—	7,550	0.5%
Kahala Ireland OpCo LLC - Profit Participating Note (a) (e) (o) (y)	Aerospace & Defense		3,250	3,070	3,250	0.2%
Kahala US OpCo LLC (o) (x)	Aerospace & Defense	13.00%	4,413	4,521	4,984	0.3%
MBLOX Inc. - Warrants (e)	Internet Software & Services		1,531	—	—	—%
NMFC Senior Loan Program I, LLC (a) (p)	Diversified Investment Vehicles		$50,000	50,000	49,371	3.1%
Orchid Underwriters Agency, LLC (e) (u)	Banking, Finance, Insurance & Real Estate		$500	500	439	—%
Park Ave Holdings, LLC - Common Shares (e) (o) (w)	Real Estate Management & Development	8.00%	7,900	1,228	5,062	0.3%
Park Ave Holdings, LLC - Preferred Shares (o) (w)	Real Estate Management & Development	8.00%	27	13,319	13,319	0.8%
PennantPark Credit Opportunities Fund II, LP (a) (g) (p)	Diversified Investment Vehicles		$10,000	10,000	11,028	0.7%
S.B. Restaurant Co., Inc. - Warrants (e)	Hotels, Restaurants & Leisure		—	—	—	—%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

March 31, 2015 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
SkyCross Inc. - Warrants (e)	Electronic Equipment, Instruments & Components		2,254	—	—	—%
South Grand MM CLO I, LLC (a) (p) (ag)	Diversified Investment Vehicles		$30,624	30,173	30,624	1.9%
Squan Holdings Corp. - Class A Common Stock (e) (u)	Diversified Telecommunication Services		1,150	12	71	—%
Squan Holdings Corp. - Series A Preferred Stock (e) (u)	Diversified Telecommunication Services		1	1,139	1,182	0.1%
Tax Defense Network, LLC (e) (u)	Diversified Consumer Services		$425	425	602	—%
Tennenbaum Waterman Fund, L.P. (a)	Diversified Investment Vehicles		$10,000	10,000	10,751	0.7%
The SAVO Group, Ltd. - Warrants (e)	Internet Software & Services		138	—	—	—%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		$18,316	18,316	18,651	1.2%
Visionary Integration Professionals, LLC - Warrants (e) (u)	IT Services		657	911	592	—%
World Business Lenders, LLC (e)	Consumer Finance		923	3,750	4,171	0.3%
Xplornet Communications Inc. - Warrants (a) (e)	Diversified Telecommunication Services		10	$—	$2,296	0.1%
Zimbra, Inc. - Warrants (Second Lien Debt) (e)	Software		671	$—	$68	—%
Zimbra, Inc. - Warrants (Third Lien Bridge Note) (e)	Software		1,000	—	1,075	0.1%
Sub Total Equity/Other				$187,888	$204,369	12.7%

TOTAL INVESTMENTS - 123.2% (b)				$2,005,355	$1,987,230	123.2%
_____________

(a)	All of the Company's investments, except the investments noted by this footnote, are in eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the "1940 Act").

(b)	Percentages are based on net assets of $1,613.07 million as of March 31, 2015.

(c)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act. (See Note 3 to the financial statements).

(d)	As of March 31, 2015, the company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be PIK.

(e)	Non-income producing at March 31, 2015.

(f)	The Company has committed to fund a revolver term loan of $0.9 million in RVNB Holdings, Inc. The remaining commitment as of March 31, 2015 was $0.5 million.

(g)	The investment is subject to a three year lock-up restriction on withdrawals in year 4.

(h)	The Company has committed to fund a revolver term loan of $5.0 million in Icynene US Acquisition Corp. The remaining commitment as of March 31, 2015 was $3.0 million.

(i)	The Company has committed to fund $10.0 million in Carlyle GMS Finance, Inc. The remaining commitment as of March 31, 2015 was $6.3 million.

(j)	The Company has committed to fund a delayed draw term loan of $4.0 million in Tax Defense Network, LLC. The remaining commitment as of March 31, 2015 was $3.8 million.

(k)	The Company has committed to fund a delayed draw term loan of $2.6 million in ECI Acquisition Holdings, Inc. The remaining commitment as of March 31, 2015 was $1.8 million.

(l)	The Company has committed to fund a delayed draw term loan of $5.0 million in K & N Engineering, Inc. The remaining commitment as of March 31, 2015 was $5.0 million.

(m)	The Company has committed to fund a delayed draw term loan of $9.7 million in NextCare, Inc. The remaining commitment as of March 31, 2015 was $2.9 million.

(n)	The Company has committed to fund a delayed draw term loan of $10.0 million in Squan Holding Corp. The remaining commitment as of March 31, 2015 was $10.0 million.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

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

(s)
Related Fee Agreements consists of one investment with a fair value of $1,222 thousand that is classified as a Non-affiliated Investment and seven investments with a total fair value of $15,485 thousand that are classified as Affiliated Investments.

(t)	The investment is on non-accrual status as of March 31, 2015.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

(v)	The Company has committed to fund a delayed draw term loan of $7.5 million in National Technical Systems, Inc. The remaining commitment as of March 31, 2015 was $0.5 million.

(w)	The Company's investment is held through the consolidated subsidiary, Park Ave RE, Inc., which owns 100% of the equity of the operating company, Park Ave RE Holdings, LLC.

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

(ac)	The Company has committed to fund a delayed draw term loan of $5.0 million in Icynene US Acquisition Corp. The remaining commitment as of March 31, 2015 was $5.0 million.

(ad)	The Company has committed to fund a delayed draw term loan of $20.2 million in ERG Holding Company. The remaining commitment as of March 31, 2015 was $20.2 million.

(ae)	The Company has committed to fund a delayed draw term loan of $2.2 million in InMotion Entertainment Group, LLC. The remaining commitment as of March 31, 2015 was $0.4 million.

(af)	The Company has committed to fund a delayed draw term loan of $4.0 million in Orchid Underwriters Agency, LLC. The remaining commitment as of March 31, 2015 was $4.0 million.

(ag)	The Company has committed to fund $35.0 million in South Grand MM CLO I, LLC. The remaining commitment as of March 31, 2015 was $6.1 million.

(ah)	The Company has committed to fund a delayed draw term loan of $5.0 million in CIG Financial, LLC. The remaining commitment as of March 31, 2015 was $5.0 million.

(ai)	For the three months ended March 31, 2015, the following investments paid or have the option to pay a portion of interest and dividends via payment-in-kind ("PIK"):

Portfolio Company	Investment Type	Cash	PIK	All-in Rate
Kahala Ireland OpCo LLC	Senior Secured First Lien Debt	—%	13.00%	13.00%
Kahala US OpCo LLC	Senior Secured First Lien Debt	—%	13.00%	13.00%
PeopLease Holdings, LLC	Senior Secured First Lien Debt	14.00%	—%	14.00%
The Tennis Channel Holdings, Inc.	Senior Secured First Lien Debt	5.75%	3.00%	8.75%
CPX Interactive Holdings, LP	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%
Steel City Media	Subordinated Debt	12.00%	2.00%	14.00%
Visionary Integration Professionals, LLC	Subordinated Debt	11.00%	2.00%	13.00%
Xplornet Communications, Inc.	Subordinated Debt	—%	13.00%	13.00%
Crowley Holdings, Inc. - Series A Preferred Stock	Equity/Other	10.00%	2.00%	12.00%

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

March 31, 2015
(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2015 (dollars in thousands):

	At March 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles	$533,990	26.7%
Health Care Providers & Services	106,945	5.4
Aerospace & Defense	101,245	5.1
Automotive	80,513	4.1
Food Products	74,850	3.8
Software	67,889	3.4
Hotels, Restaurants & Leisure	65,081	3.3
Publishing	64,949	3.3
Media	53,064	2.7
Diversified Consumer Services	53,805	2.7
Real Estate Management & Development	53,228	2.7
Professional Services	52,933	2.7
Commercial Services & Supplies	48,841	2.5
Retailers (except food & drug)	48,584	2.4
Consumer Finance	48,285	2.4
Electronic Equipment, Instruments & Components	41,321	2.1
Freight & Logistics	38,990	2.0
Business Equipment & Services	38,419	1.9
Diversified Telecommunication Services	37,695	1.9
Marine	35,640	1.8
Banking, Finance, Insurance & Real Estate	33,939	1.7
Internet Software & Services	33,254	1.7
Transportation Infrastructure	28,290	1.4
Building Products	25,627	1.3
Technology - Enterprise Solutions	22,936	1.2
Advertising	20,000	1.0
Machinery	19,750	1.0
Chemicals	19,412	1.0
Diversified Financial Services	18,237	0.9
Health Care	16,637	0.8
Auto Components	12,870	0.6
Wireless Telecommunication Services	12,843	0.6
Communications Equipment	12,752	0.6
Telecommunications	12,060	0.6
Textiles, Apparel & Luxury Goods	11,824	0.6
IT Services	10,015	0.5
Healthcare & Pharmaceuticals	9,858	0.5
Steel	9,785	0.5
Capital Markets	7,681	0.4
Oil, Gas & Consumable Fuels	3,193	0.2
Total	$1,987,230	100.0%
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2014

Portfolio Company (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Integrity Nutraceuticals, Inc. (z) (ab)	Food Products	L+9.50% (10.50%), 4/28/2019	$35,000	$34,401	$29,150	1.9%
Jackson Hewitt, Inc. (aa)	Diversified Consumer Services	L+8.50% (10.00%), 10/16/2017	8,625	8,570	8,582	0.6%
Jefferson Gulf Coast Energy Partners LLC	Transportation Infrastructure	L+8.00% (9.00%), 2/27/2018	17,955	17,798	17,057	1.1%
K2 Pure Solutions NoCal, L.P. (z)	Chemicals	L+6.00% (7.00%), 8/19/2019	9,875	9,722	9,609	0.6%
Kahala Ireland OpCo LLC (a) (ac) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	47,843	47,843	47,843	3.1%
Kahala US OpCo LLC (ak) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	7,131	7,131	7,131	0.5%
Land Holdings I, LLC	Hotels, Restaurants & Leisure	12.00%, 6/26/2019	30,000	29,460	30,677	2.0%
Liquidnet Holdings, Inc. (a) (z) (aa)	Capital Markets	L+6.75% (7.75%), 5/22/2019	17,063	16,959	16,295	1.1%
MCS AMS Sub-Holdings LLC (aa)	Real Estate Management & Development	L+6.00% (7.00%), 10/15/2019	14,156	13,740	12,457	0.8%
Miller Heiman, Inc. (z) (aa)	Media	L+5.75% (6.75%), 9/30/2019	18,389	17,886	17,872	1.2%
Motorsports Aftermarket Group, Inc. (z) (aa)	Automotive	L+4.00% (5.00%), 5/14/2021	24,875	23,284	20,646	1.3%
National Technical Systems, Inc. (v) (z)	Professional Services	L+5.50% (6.75%), 11/22/2018	18,609	18,487	18,467	1.2%
New Media Holdings II, LLC (a) (z)	Publishing	L+6.25% (7.25%), 6/3/2020	8,928	8,766	8,794	0.6%
NextCare, Inc. (m) (z) (ab)	Health Care Providers & Services	L+5.75% (7.00%), 10/10/2017	19,753	19,581	19,453	1.3%
North Atlantic Trading Company, Inc. (z) (aa)	Food Products	L+6.50% (7.75%), 1/13/2020	19,806	19,754	19,410	1.3%
OH Acquisition, LLC (a) (z)	Banking, Finance, Insurance & Real Estate	L+6.25% (7.25%), 8/29/2019	7,481	7,446	7,465	0.5%
Orchid Underwriters Agency, LLC (af)	Banking, Finance, Insurance & Real Estate	L+10.00% (10.00%), 11/6/2019	14,963	14,745	14,738	1.0%
Otter Box Holdings, Inc. (aa)	Electronic Equipment, Instruments & Components	L+4.75% (5.75%), 6/3/2020	8,445	8,390	8,336	0.5%
PeopLease Holdings, LLC (d) (z)	Commercial Services & Supplies	L+13.00% (14.00%), 12/26/2018	10,000	9,840	11,634	0.8%
PGX Holdings, Inc. (z)	Transportation Infrastructure	L+5.25% (6.25%), 9/29/2020	10,931	10,826	10,918	0.7%
Premier Dental Services, Inc. (z) (aa)	Health Care Providers & Services	L+5.00% (6.00%), 11/1/2018	24,740	24,631	23,503	1.5%
Pre-Paid Legal Services, Inc. (aa)	Diversified Consumer Services	L+5.00% (6.25%), 7/1/2019	9,212	9,295	9,124	0.6%
Pride Plating, Inc. (z)	Aerospace & Defense	L+5.50% (6.50%), 6/13/2019	9,874	9,806	9,811	0.6%
RedPrairie Corp. (aa)	Software	L+5.00% (6.00%), 12/21/2018	13,355	13,338	12,379	0.8%
Resco Products, Inc. (z)	Steel	L+6.00% (6.25%), 9/7/2016	10,000	9,907	9,771	0.6%
Squan Holding Corp. (n) (z)	Diversified Telecommunication Services	L+7.25% (8.25%), 10/9/2019	23,000	22,561	22,540	1.5%
STG-Fairway Acquisitions, Inc. (aa)	Professional Services	L+5.00% (6.25%), 2/28/2019	11,815	11,775	11,623	0.8%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
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

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
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

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

December 31, 2014

Portfolio Company (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
World Business Lenders, LLC (e)	Consumer Finance		$923	$3,750	$4,126	0.3%
Xplornet Communications Inc. - Warrants (a) (e)	Diversified Telecommunication Services		10	$—	$2,306	0.2%
Zimbra, Inc. - Warrants (Second Lien Debt) (e)	Software		671	$—	$138	—%
Zimbra, Inc. - Warrants (Third Lien Bridge Note) (e)	Software		1,000	—	1,172	0.1%
Sub Total Equity/Other				$211,348	$225,145	14.7%

TOTAL INVESTMENTS - 125.0% (b)				$1,932,026	$1,916,991	125.0%
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

(b)	Percentages are based on net assets of $1,535,423 as of December 31, 2014.

(c)	The fair value of these investments is determined in good faith by the Company's board of directors as required by the 1940 Act. (See Note 3 to the financial statements).

(d)	As of December 31, 2014, the company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be PIK.

(e)	Non-income producing at December 31, 2014.

(f)	The Company has committed to fund $10.0 million in Tennenbaum Waterman Fund, L.P. over a period ending no later than September 2015. The remaining commitment as of December 31, 2014 was $1.6 million.

(g)	The investment is subject to a three year lock-up restriction on withdrawals in year 4.

(h)	The Company has committed to fund $20.0 million in THL Credit Greenway II LLC over a period ending no later than March 2015. The remaining commitment as of December 31, 2014 was $0.2 million.

(i)	The Company has committed to fund $10.0 million in Carlyle GMS Finance, Inc. The remaining commitment as of December 31, 2014 was $6.9 million.

(j)	The Company has committed to fund a delayed draw term loan of $4.0 million in Tax Defense Network, LLC. The remaining commitment as of December 31, 2014 was $3.8 million.

(k)	The Company has committed to fund a delayed draw term loan of $2.6 million in ECI Acquisition Holdings, Inc. The remaining commitment as of December 31, 2014 was $2.6 million.

(l)	The Company has committed to fund a delayed draw term loan of $5.0 million in K & N Engineering, Inc. The remaining commitment as of December 31, 2014 was $5.0 million.

(m)	The Company has committed to fund an delayed draw term loan of $9.7 million in NextCare, Inc. The remaining commitment as of December 31, 2014 was $4.4 million.

(n)	The Company has committed to fund a delayed draw term loan of $10.0 million in Squan Holding Corp. The remaining commitment as of December 31, 2014 was $10.0 million.

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

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
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

(ac)	The Company has committed to fund a delayed draw term loan of $5.0 million in J.C. Bromac Corporation (dba EagleRider, Inc.). The remaining commitment as of December 31, 2014 was $5.0 million.

(ad)	The Company has committed to fund a delayed draw term loan of $20.2 million in ERG Holding Company. The remaining commitment as of December 31, 2014 was $20.2 million.

(ae)	The Company has committed to fund a delayed draw term loan of $2.2 million in InMotion Entertainment Group, LLC. The remaining commitment as of December 31, 2014 was $0.4 million.

(af)	The Company has committed to fund a delayed draw term loan of $4.0 million in Orchid Underwriters Agency, LLC. The remaining commitment as of December 31, 2014 was $4.0 million.

(ag)	The Company has committed to fund $35.0 million in South Grand MM CLO I, LLC. The remaining commitment as of December 31, 2014 was $9.0 million.

(ah)	The Company has committed to fund a delayed draw term loan of $5.0 million in CIG Financial, LLC. The remaining commitment as of December 31, 2014 was $5.0 million.

(ai)	The Company has committed to fund a delayed draw term loan of $10.0 million in Icynene US Acquisition Corp. The remaining commitment as of December 31, 2014 was $10.0 million.

(aj)	As of December 31, 2014, the company elected to pay a portion of its interest in cash and PIK, noting the company has the option to elect a portion of the interest to be PIK.

(ak)	As of December 31, 2014, the company elected to pay PIK interest, noting the company has the option to elect a portion of the interest to be cash or PIK.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
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

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Note 1 — Organization and Basis of Presentation

Business Development Corporation of America (the “Company”), incorporated in Maryland on May 5, 2010, is an externally managed, non-diversified closed-end investment company that elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2011 and that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is applying the guidance of Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 946, "Financial Services - Investment Companies" ("ASC 946"). The Company is, therefore, required to comply with certain regulatory requirements as promulgated under the 1940 Act. The Company is managed by BDCA Adviser, LLC (the “Adviser”) pursuant to the terms of the Investment Advisory and Management Services Agreement, as amended (the “Investment Advisory Agreement”). The Adviser was formed in Delaware as a limited liability company and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of the Company's activities and is responsible for making investment decisions for its portfolio. The Adviser is indirectly wholly-owned by the sponsor, AR Capital, LLC (the "Sponsor").

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Company sold 22,222 shares of common stock to its Adviser on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.  On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and commenced operations as of that date. On February 1, 2012, our Adviser contributed an additional $1,300,000 to purchase 140,784 shares of our common stock at $9.234 per share so that the aggregate contribution by our Adviser was $1,500,000. Our Adviser will not tender any amount of its shares for repurchase as long it continues to serve as our investment adviser. On July 1, 2014, the Company's registration statement on Form N-2 (File No. 333-193241) for its follow-on offering (the "Follow-on") was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Under the Follow-on, the Company can offer up to 101,100,000 shares of its common stock. As of March 31, 2015, the Company had issued 165.7 million shares of common stock for gross proceeds of $1.8 billion including the shares purchased by the Sponsor and shares issued under the Company's distribution reinvestment plan ("DRIP"). As of March 31, 2015, the Company had repurchased 1.0 million shares of common stock for payments of $10.6 million. However, beginning April 30, 2015 we intend to stop accepting new subscription agreements dated after that date but will continue to accept subscription agreements dated on or prior to April 30, 2015 until June 30, 2015. See Note 16 - Subsequent Events for more information regarding the close of our Follow-on offering.

The Company's investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. The Company invests primarily in first and second lien senior secured loans and mezzanine debt issued by middle market companies. The Company defines middle market companies as those with annual revenues between $10 million and $1 billion. The Company may also purchase interests in loans through secondary market transactions in the "over-the-counter" market for institutional loans. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. The Company may invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles (“Collateralized Securities”). Structurally, Collateralized Securities are entities that are formed to manage a portfolio of senior secured loans made to companies whose debt is rated below investment grade or, in limited circumstances, unrated. The senior secured loans within these Collateralized Securities meet specified credit and diversity criteria and are subject to concentration limitations in order to create a diverse investment portfolio. The Company expects that each investment will generally range between approximately 0.5% to 3.0% of its total assets. In most cases, companies to whom the Company provides customized financing solutions will be privately held.

On July 13, 2012, the Company, through a wholly-owned, consolidated subsidiary, 405 TRS I, LLC (“405 Sub”), entered into a total return swap agreement (“TRS”) with Citibank, N.A. (“Citi”). The Company terminated its amended and restated TRS with Citi on June 27, 2014.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, BDCA-CB Funding, LLC (formerly 405 TRS I, LLC) (“CB Funding”), entered into a revolving credit facility ("Citi Credit Facility") with Citi as administrative agent and U.S. Bank National Association ("U.S. Bank") as collateral agent, account bank and collateral custodian. The Citi Credit Facility provides for borrowings over a twenty four month period in an aggregate principal amount of up to $400 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by the CB Funding and pledged as collateral under the Citi Credit Facility. The condensed consolidated financial statements include both the Company’s accounts and the accounts of CB-Funding. All significant intercompany transactions have been eliminated in consolidation.

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

On February 21, 2014, the Company, through a newly-formed, wholly-owned, consolidated special purpose financing subsidiary, BDCA 2L Funding I, LLC ("2L Funding I"), entered into a revolving credit facility (the "Deutsche Bank Credit Facility") with Deutsche Bank AG, New York Branch as administrative agent and U.S. Bank as collateral agent and collateral custodian. The Deutsche Bank Credit Facility provides for borrowings in an aggregate principal amount of up to $60.0 million on a committed basis, with a 36 month term. The condensed consolidated financial statements include both the Company's accounts and the accounts of 2L Funding I. All significant intercompany transactions have been eliminated in consolidation.

The Company has formed and expects to continue to form consolidated subsidiaries (the "Consolidated Holding Companies") to hold equity securities of portfolio companies. These Consolidated Holding Companies enable the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. Any tax payable by a Consolidated Holding Company is included as an expense in the Company's Condensed Consolidated Statements of Operations. As of March 31, 2015, 54th Street Equity Holdings, Inc., Kahala Aviation Holdings, LLC, Kahala Aviation US, Inc., Kahala LuxCo, and Park Ave RE, Inc. were the only Consolidated Holding Companies.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

The Company consolidates the following subsidiaries for accounting purposes: Funding I, 2L Funding I, CB Funding, and the Consolidated Holding Companies. All significant intercompany balances and transactions have been eliminated in consolidation. In conjunction with the consolidation of subsidiaries, the Company recognizes non-controlling interests attributable to third party ownership in the following Consolidated Holding Companies: Kahala Aviation Holdings, LLC, Kahala Aviation US, Inc., and Kahala LuxCo.

Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, the financial statements may not include all of the information and notes required by U.S. GAAP for annual consolidated financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2015.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "control" is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, any person "who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company". Using this definition, the Company has determined to treat “Control Investments” as investments in companies in which the Company owns more than 25% of the voting securities, maintains greater than 50% of the board representation or has the power to exercise control over the management or policies of such portfolio company. Consistent with the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments.

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

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Offering costs are recorded as a reduction to contributed capital. As of March 31, 2015, offering costs in the amount of $1.0 million have been incurred in excess of the 1.5% limit and are the responsibility of

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

the Adviser; however, the Company may, but is not obligated to, pay certain amounts back to the Adviser over time. As of December 31, 2014, offering costs in the amount of $1.4 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser.

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
Payment-in-Kind Interest / Dividends

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The Company holds debt and equity investments in its portfolio that contain payment-in-kind (“PIK”) interest and dividend provisions. The PIK interest and PIK dividend, which represent contractually deferred interest or dividends that add to the investment balance that is generally due at maturity, are generally recorded on the accrual basis.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

As of March 31, 2015, the Company had repurchased a cumulative 1.0 million shares of common stock for payments of $10.6 million. As of December 31, 2014, the Company had repurchased a cumulative 0.6 million shares of common stock for payments of $6.1 million.

New Accounting Pronouncements

On April 7, 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-03, Presentation of Debt Issuance Costs.  The ASU requires debt issuance costs to be presented on the balance sheet as a direct deduction from the debt liability.  The ASU is effective for interim and annual reporting periods beginning after December 14, 2015.  The Company is currently reviewing the requirements and believes the adoption of this ASU will not have a material impact on its financial statements.

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

All of the Company’s investment portfolio at March 31, 2015 and December 31, 2014 were comprised of debt and equity instruments for which Level 1 inputs, such as quoted prices, were not available. Therefore, at March 31, 2015 and December 31, 2014, the investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at March 31, 2015 may differ materially from values that would have been used had a ready market for the securities existed.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to the condensed consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on the condensed consolidated financial statements.

As of March 31, 2015, the Company had one portfolio company, which represented two portfolio investments, on non-accrual status with a total principal amount of $4.2 million, amortized cost of $4.1 million, and no fair value which represented 0.2% and 0.2% of the investment portfolio total principal and amortized cost, respectively. As of December 31, 2014, the Company had one portfolio company, which represented two portfolio investments, on non-accrual status with a total principal amount of $4.2 million, amortized cost of $4.1 million, and no fair value which represented 0.2% and 0.2% of the investment portfolio total principal and amortized cost, respectively. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy.

For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The following table presents fair value measurements of investments, by major class, as of March 31, 2015, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$187,192	$835,529	$1,022,721
Senior Secured Second Lien Debt	—	21,787	250,973	272,760
Subordinated Debt	—	—	77,347	77,347
Collateralized Securities	—	—	410,033	410,033
Equity/Other	—	—	204,369	204,369
Total	$—	$208,979	$1,778,251	$1,987,230

The following table presents fair value measurements of investments, by major class, as of December 31, 2014, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$325,417	$672,244	$997,661
Senior Secured Second Lien Debt	—	42,663	225,695	268,358
Subordinated Debt	—	—	60,930	60,930
Collateralized Securities	—	—	364,897	364,897
Equity/Other	—	—	225,145	225,145
Total	$—	$368,080	$1,548,911	$1,916,991

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2015:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2014	$672,244	$225,695	$60,930	$364,897	$225,145	$1,548,911
Net unrealized gains (losses)	1,296	(4,322)	(334)	(5,547)	2,686	(6,221)
Purchases and other adjustments to cost	116,510	26,292	16,751	78,856	14,514	252,923
Sales and redemptions	(95,043)	(17,582)	—	(28,373)	(37,911)	(178,909)
Net realized gain	614	89	—	200	(65)	838
Net transfers in and/or out	139,908	20,801	—	—	—	160,709
Balance as of March 31, 2015	$835,529	$250,973	$77,347	$410,033	$204,369	$1,778,251
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$1,439	$(4,199)	$(334)	$(5,547)	$2,686	$(5,955)

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

For the three months ended March 31, 2015, there were two transfers out of Level 3 to Level 2 as the number of observable market quotes available for these investments increased. For the three months ended March 31, 2015, there were thirteen transfers from Level 2 to Level 3 as the number of observable market quotes available for these investments decreased.

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2014:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2013	$195,755	$51,120	$59,701	$105,945	$105,746	$518,267
Net unrealized gains	(8,140)	(3,158)	(3,704)	(9,697)	8,004	(16,695)
Purchases and other adjustments to cost	697,498	187,429	49,766	554,132	181,259	1,670,084
Sales and redemptions	(211,883)	(41,642)	(54,789)	(292,065)	(70,479)	(670,858)
Net realized gain	1,017	202	206	6,582	615	8,622
Net transfers in and/or out	(2,003)	31,744	9,750	—	—	39,491
Balance as of December 31, 2014	$672,244	$225,695	$60,930	$364,897	$225,145	$1,548,911
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain:	$(7,948)	$(3,017)	$(2,646)	$(8,037)	$8,633	$(13,015)

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

The composition of the Company’s investments as of March 31, 2015, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,032,866	$1,022,721	51.5%
Senior Secured Second Lien Debt	278,734	272,760	13.7
Subordinated Debt	82,251	77,347	3.9
Collateralized Securities	423,616	410,033	20.6
Equity/Other	187,888	204,369	10.3
Total	$2,005,355	$1,987,230	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The composition of the Company’s investments as of December 31, 2014, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,011,823	$997,661	52.0%
Senior Secured Second Lien Debt	270,422	268,358	14.0
Subordinated Debt	65,500	60,930	3.2
Collateralized Securities	372,933	364,897	19.1
Equity/Other	211,348	225,145	11.7
Total	$1,932,026	$1,916,991	100.0%

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of March 31, 2015. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$526,690	Yield Analysis	Market Yield	6.75%	14.50%	9.59%
Senior Secured Second Lien Debt (c)	208,799	Yield Analysis	Market Yield	5.25%	26.50%	10.16%
Subordinated Debt	77,347	Yield Analysis	Market Yield	12.00%	20.00%	14.27%
Collateralized Securities (d)	384,502	Discounted Cash Flow	Discount Rate	11.28%	19.00%	15.68%
Equity/Other (e)	43,935	Market Multiple Analysis	EBITDA Multiple	1.0x	12.0x	5.5x
Equity/Other (e)	79,995	Discounted Cash Flow	Discount Rate	11.81%	12.50%	12.24%

______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)	The remaining $308.8 million of senior secured first lien debt were valued based on broker quotes or at their respective acquisition prices as the investments closed near year end.

(c)	The remaining $42.1 million of senior secured second lien debt were valued based on broker quotes or at their respective acquisition prices as the investments closed near year end.

(d)	The remaining $25.5 million of collateralized securities were valued based on recent transactions close to year end.

(e)
The remaining $80.4 million of equity/other investments consisted of $34.1 million which were valued with consideration of their respective appraisal value, $44.0 million which were valued based on the net asset values published by the respective fund and $2.3 million which were valued at their respective acquisition price as the investment closed near the period ending March 31, 2015.

Significant increases or decreases in any of the above unobservable inputs in isolation would result in a significantly lower or higher fair value measurement for such assets.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2014. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

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

Note 4 — Related Party Transactions and Arrangements

The Sponsor, including its indirectly wholly-owned subsidiary, the Adviser, owns 0.16 million and 0.16 million shares of the Company’s outstanding common stock as of March 31, 2015 and December 31, 2014, respectively.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

For the three months ended March 31, 2015 and March 31, 2014, the Company incurred $8.2 million and $3.6 million, respectively, of management fees, of which the Adviser waived $0.0 million and $0.0 million, respectively.

For the three months ended March 31, 2015 and March 31, 2014, the Company incurred $5.2 million and $0.8 million, respectively, of subordinated incentive fees on income, of which the Adviser waived $3.5 million and $0.0 million, respectively.

For the three months ended March 31, 2015 and March 31, 2014, the Company incurred $0.0 million and $(0.02) million of capital gains incentive fees under the Investment Advisory Agreement, respectively, of which the Adviser waived $0.0 million and $0.0 million, respectively.

For accounting purposes only, the Company is required under U.S. GAAP to also accrue a theoretical capital gains incentive fee based upon unrealized capital appreciation on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a capital gains incentive fee that would theoretically be payable to the Adviser. For the three months ended March 31, 2015 and March 31, 2014, the Company incurred $0.7 million and $(0.4) million of theoretical capital gains incentive fees, respectively. The amounts actually paid to the Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Quarter Ended	Amount of Expense Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred (2)	Eligible for Reimbursement Through
March 31, 2011	$—	—%	—%	N/A (3)
June 30, 2011	—	—	—	N/A (3)
September 30, 2011	571	2.88	8.11	September 30, 2014 (4)
December 31, 2011	131	1.97	7.90	December 31, 2014 (4)
March 31, 2012	78	0.90	7.88	March 31, 2015 (4)
June 30, 2012	189	0.30	7.75	June 30, 2015
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

(3)	"N/A"- Not Applicable

(4)	Expense Support Payment is no longer eligible for reimbursement as of March 31, 2015.

If an Expense Support Payment has not been reimbursed within three years of the date such Expense Support Payment was incurred, the Company’s obligation to pay such Expense Support Payment shall automatically terminate and be of no further effect.

The Company has recorded $0.8 million and $1.7 million as due from affiliate on the condensed consolidated statements of assets and liabilities as of March 31, 2015 and December 31, 2014, respectively, which reflects the netting of amounts due from the Adviser and affiliates and amounts due from the Company. On August 24, 2012, the Adviser made a payment to the Company in the amount of $0.8 million for $1.0 million of operating expenses pursuant to the Expense Support Agreement netted against $0.2 million due from the Company to the Adviser as reimbursement for payments made by the Adviser on behalf of the Company. As of March 31, 2015, the Adviser had assumed on a cumulative basis, $1.0 million of operating expenses pursuant to the Expense Support Agreement and $0.8 million of the cumulative total is no longer eligible for reimbursement. As of December 31, 2014, the Adviser had assumed on a cumulative basis, $1.0 million of operating expenses pursuant to the Expense Support Agreement and $0.7 million of the cumulative total is no longer eligible for reimbursement.

Offering Costs

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering expenses, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. As of March 31, 2015, offering costs in the amount of $1.0 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser; however, the Company may, but is not obligated to, pay certain amounts back to the Adviser over time. As of December 31, 2014, offering costs in the amount of $1.4 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser.

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

The following table reflects the fees incurred to our Dealer Manager, the Adviser, RCS, SK Research, and our transfer agent as of and for the three months ended March 31, 2015 and March 31, 2014 (dollars in thousands):

	Incurred for the Three Months Ended
	March 31, 2015	March 31, 2014
Selling commissions and dealer manager fees (1)	$6,892	$28,237
Offering costs	541	3,328
Management and incentive fees, net	9,943	4,391
Investment banking advisory fees (2)	—	164
Transfer agent fees (3)	346	—
Professional fees	168	—
Other general and administrative	36	—
Total related party fees	$17,926	$36,120

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The following table reflects the fees unpaid to our Dealer Manager, the Adviser and transfer agent as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	Payable as of
	March 31, 2015	December 31, 2014
Selling commissions and dealer manager fees (1)	$—	$—
Offering costs	1,342	995
Management and incentive fees, net	8,598	10,717
Investment banking advisory fees (2)	—	—
Transfer agent fees (3)	961	614
Professional fees	307	311
Other general and administrative	59	24
Total related party fees	$11,267	$12,661

______________

(1)	Selling commissions and dealer manager fees are not reflected in the Company's condensed consolidated financial statements

(2)	Investment banking advisory fees were paid to the Dealer Manager for strategic advisory services provided to the Company

(3)	Reflects transfer agent fees which are expensed in the Company's condensed consolidated statements of operations

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

The Wells Fargo Credit Facility will be priced at the one month maturity London Interbank Offered Rate ("LIBOR"), with no LIBOR floor, plus a spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the aggregate principal amount available under the Wells Fargo Credit Facility has not been borrowed. The non-usage fee per annum for the first six months is 0.50%; thereafter, the non-usage fee per annum is 0.50% for the first 20% of the unused balance and 2.0% for the portion of the unused balance that exceeds 20%. For the three months ended March 31, 2015 and March 31, 2014, the Company incurred $26 thousand and $0.1 million, respectively, of non-usage fees. Any amounts borrowed under the Wells Fargo Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable in April 2018.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

As of March 31, 2015, the Company had gross deferred financing costs of $2.9 million, net of accumulated amortization of $1.1 million in connection with the Wells Fargo Credit Facility. As of December 31, 2014, the Company had gross deferred financing costs of $2.9 million, net of accumulated amortization of $1.0 million in connection with the Wells Fargo Credit Facility. At March 31, 2015, $278.1 million was drawn on the Wells Fargo Credit Facility. At December 31, 2014, $288.1 million was drawn on the Wells Fargo Credit Facility. For the three months ended March 31, 2015, the Company incurred interest expense related to the outstanding borrowings on the Wells Fargo Credit Facility in the amount of $1.7 million. For the year ended December 31, 2014, the Company incurred interest expense related to the outstanding borrowings on the Wells Fargo Credit Facility in the amount of $4.8 million.

Deutsche Bank Credit Facility

On February 21, 2014, the Company, through 2L Funding I, entered into the Deutsche Bank Credit Facility with Deutsche Bank as lender and as administrative agent and U.S. Bank as collateral agent and collateral custodian.

The Deutsche Bank Credit Facility provides for borrowings in an aggregate principal amount of up to $60.0 million with a term of 36 months. The Deutsche Bank Credit Facility will be priced at LIBOR plus 4.25%, with no LIBOR floor. The undrawn rate is 0.75%. 2L Funding Sub I will be subject to a minimum utilization of 50% of the loan amount in the first 12-months and 65% of the loan amount thereafter, measured quarterly. If the utilized portion of the loan amount is less than the foregoing thresholds, such shortfalls shall bear interest at LIBOR plus 4.25%. For the three months ended March 31, 2015 and March 31, 2014, the Company incurred $0.0 million and $0.1 million, respectively, of non-usage fees. The Deutsche Bank Credit Facility provides for monthly interest payments for each drawn loan. Any amounts borrowed under the Deutsche Bank Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, in January 2017. 2L Funding I paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Deutsche Bank Credit Facility.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

As of March 31, 2015, the Company had gross deferred financing costs of $1.0 million, net of accumulated amortization of $0.3 million in connection with the Deutsche Bank Credit Facility. At March 31, 2015, $60.0 million was drawn on the Deutsche Bank Credit Facility. For the three months ended March 31, 2015, the Company incurred interest expense related to the outstanding borrowings on the Deutsche Bank Credit Facility in the amount of $0.7 million. For the year ended December 31, 2014, $60.0 million was drawn and the Company incurred interest expense related to the outstanding borrowings on the Deutsche Bank Credit Facility in the amount of $1.1 million. For the three months ended March 31, 2014, there were no outstanding borrowings drawn on the Deutsche Bank Credit Facility and no interest expense was incurred.

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

The Citi Credit Facility will be priced at LIBOR, with no LIBOR floor, plus a spread of 1.70% per annum for the first twenty four months and 2.00% per annum thereafter. Interest is payable quarterly in arrears. CB Funding will be subject to a non-usage fee to the extent the aggregate principal amount available under the Citi Credit Facility has not been borrowed. Any amounts borrowed under the Citi Credit Facility along with any accrued and unpaid interest thereunder will mature, and will be due and payable, in three years. CB Funding paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Citi Credit Facility. For the three months ended March 31, 2015, the Company incurred $0.2 million of non-usage fees. The Company did not incur any non-usage fees for the three months ended March 31, 2014 as the Company had not entered into the Citi Credit Facility as of March 31, 2014.

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

As of March 31, 2015, the Company had gross deferred financing costs of $2.3 million, net of accumulated amortization of $0.6 million in connection with the Citi Credit Facility. At March 31, 2015 and December 31, 2014, $270.6 million was drawn on the Citi Credit Facility. For the three months ended March 31, 2015, the Company incurred interest expense related to the outstanding borrowings on the Citi Credit Facility in the amount of $1.3 million. For the three months ended March 31, 2014, the Company did not incur interest expense related to the Citi Credit Facility as the facility had not been entered into yet during the period.

The weighted average annualized interest cost for all borrowings for the three months ended March 31, 2015 and March 31, 2014 was 2.39% and 2.42%, respectively. The average daily debt outstanding for the three months ended March 31, 2015 and March 31, 2014 was $609.6 million and $152.1 million, respectively. The maximum debt outstanding for the three months ended March 31, 2015 and March 31, 2014 was $608.7 million and $154.7 million, respectively.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates and accounts payable approximate their carrying value on the accompanying statements of assets and liabilities due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying condensed consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount at March 31, 2015	Fair Value at March 31, 2015
Wells Fargo Credit Facility	3	$278,087	$278,087
Deutsche Bank Credit Facility	3	$60,000	$60,000
Citi Credit Facility	3	$270,625	$270,625
		$608,712	$608,712

	Level	Carrying Amount at December 31, 2014	Fair Value at December 31, 2014
Wells Fargo Credit Facility	3	$288,087	$288,087
Deutsche Bank Credit Facility	3	$60,000	$60,000
Citi Credit Facility	3	$270,625	$270,625
		$618,712	$618,712

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

The obligations of 405 Sub under the TRS are non-recourse to the Company and the Company's exposure to the TRS was limited to the amount that it contributed to 405 Sub in connection with the TRS. Generally, that amount will be the amount that 405 Sub was required to post as cash collateral for each loan (which in most instances was approximately 25% of the market value of a loan at the time that such loan was purchased). There was no cash collateral on deposit as of March 31, 2015 and December 31, 2014 as the TRS was terminated on June 27, 2014. As amended, the TRS provided that 405 Sub could have selected a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the TRS) of $450.0 million.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company did not hold the TRS at March 31, 2015 or December 31, 2014.

At March 31, 2014, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and consolidated statements of operations consisted of the following:

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

The fair value of the TRS was reflected as an unrealized gain or loss on the total return swap on the condensed consolidated statements of assets and liabilities. The change in value of the TRS was reflected in the condensed consolidated statements of operations as net unrealized appreciation (depreciation) on the total return swap.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Note 7 — Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2015, the Company had unfunded commitments on delayed draw term loans of $58.6 million, unfunded commitments on revolver term loans of $3.5 million and unfunded equity commitments of $12.4 million. As of December 31, 2014, the Company had unfunded commitments on delayed draw term loans of $77.9 million and unfunded equity commitments of $17.7 million. The unfunded commitments are disclosed in the Company's condensed consolidated schedule of investments. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.

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

Note 8 — Economic Dependency

Under various agreements, the Company has engaged or will engage the Adviser and its affiliates to provide certain services that are essential to the Company, including asset management services, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, transfer agency services, as well as other administrative responsibilities for the Company including accounting services, transaction management services and investor relations.

As a result of these relationships, the Company is dependent upon the Adviser and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.

Note 9 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through March 31, 2015, the Company sold 165.7 million shares of common stock for gross proceeds of $1.8 billion, including shares purchased by the Sponsor and shares issued under the DRIP. As of March 31, 2015, the Company had repurchased 1.0 million shares of common stock for payments of $10.6 million.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The following table reflects the common stock activity for the three months ended March 31, 2015 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	6,925,977	$76,740
Shares Issued through DRIP	1,663,383	16,767
Share Repurchases	(432,002)	(4,522)
	8,157,358	$88,985

The following table reflects the common stock activity for the three months ended March 31, 2014 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	29,879,459	$329,461
Shares Issued through DRIP	673,532	6,789
Share Repurchases	(92,514)	(963)
	30,460,477	$335,287

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Quarterly Offer Date	Repurchase Date	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
September 12, 2012	October 8, 2012	—	$9.71	$—
December 13, 2012	January 15, 2013	10,732	$9.90	$106.22
March 27, 2013	April 25, 2013	29,625	$10.18	$301.58
July 15, 2013	August 13, 2013	30,365	$10.18	$308.97
October 22, 2013	November 21, 2013	55,255	$10.36	$572.44
February 4, 2014	March 6, 2014	68,969	$10.36	$714.52
June 6, 2014	July 11, 2014	117,425	$10.36	$1,216.38
August 7, 2014	September 10, 2014	111,854	$10.36	$1,158.80
December 19, 2014	January 23, 2015	313,101	$10.36	$3,243.73
March 16, 2015 (1)	April 15, 2015		$10.36
_____________

(1) The tenth quarterly tender offer commenced on March 16, 2015 and was expected to be completed by April 15, 2015. The Company offered to purchase up to a maximum of 3,053,869 shares at $10.36 which is 92.5% of the current public offering price of $11.20. As of May 15, 2015, the final total shares repurchased were not yet available for reporting.

Note 11 — Net Increase in Net Assets

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of March 31, 2015 and December 31, 2014.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three months ended March 31, 2015 and March 31, 2014 (dollars in thousands except share and per share amounts):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2015	2014
Basic and diluted
Net increase in net assets from operations	$31,123	$17,400
Weighted average common shares outstanding	161,823,970	78,450,124
Net increase in net assets resulting from operations per share - basic and diluted	$0.19	$0.22

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Note 12 — Distributions

The Company has declared and paid cash distributions to stockholders on a monthly basis since it commenced operations. From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO and Follow-on. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of March 31, 2015, the Company had accrued $12.2 million in stockholder distributions that were unpaid. As of December 31, 2014, the Company had accrued $11.6 million in stockholder distributions that were unpaid.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
June 30, 2012	July 2, 2012	0.06	313	113	426
July 31, 2012	August 1, 2012	0.07	361	146	507
August 31, 2012	September 4, 2012	0.07	394	173	567
September 30, 2012	October 1, 2012	0.06	429	203	632
October 31, 2012	November 1, 2012	0.07	505	247	752
November 30, 2012	December 3, 2012	0.07	612	287	899
December 17, 2012	December 27, 2012	0.09	917	462	1,379
December 31, 2012	January 2, 2013	0.07	682	341	1,023
			$4,904	$2,236	$7,140
2013:
January 31, 2013	February 1, 2013	$0.07	$787	$395	$1,182
February 28, 2013	March 1, 2013	0.06	797	408	1,205
March 31, 2013	April 1, 2013	0.07	1,008	525	1,533
April 30, 2013	May 1, 2013	0.07	1,098	590	1,688
May 31, 2013	June 1, 2013	0.07	1,276	755	2,031
June 30, 2013	July 1, 2013	0.07	1,396	893	2,289
July 31, 2013	August 1, 2013	0.07	1,608	1,071	2,679
August 31, 2013	September 1, 2013	0.07	1,764	1,285	3,049
September 30, 2013	October 1, 2013	0.07	1,868	1,408	3,276
October 31, 2013	November 1, 2013	0.07	2,092	1,673	3,765
November 30, 2013	December 2, 2013	0.07	2,225	1,799	4,024
December 31, 2013	January 2, 2014	0.07	2,504	2,074	4,578
			$18,423	$12,876	$31,299
2014:
January 31, 2014	February 4, 2014	$0.07	$2,717	$2,317	$5,034
February 28, 2014	March 3, 2014	0.06	2,751	2,399	5,150
March 31, 2014	April 1, 2014	0.07	3,499	3,197	6,696
April 30, 2014	May 1, 2014	0.07	3,816	3,610	7,426
May 30, 2014	June 2, 2014	0.07	4,383	4,244	8,627
June 30, 2014	July 1, 2014	0.07	4,584	4,533	9,117
July 31, 2014	August 1, 2014	0.07	5,029	4,986	10,015
August 29, 2014	September 1, 2014	0.07	5,160	5,097	10,257
September 30, 2014	October 2, 2014	0.07	5,198	5,120	10,318
October 31, 2014	November 3, 2014	0.07	5,550	5,510	11,060
November 30, 2014	December 2, 2014	0.07	5,529	5,483	11,012
December 31, 2014	January 2, 2015	0.07	5,852	5,735	11,587
			$54,068	$52,231	$106,299
2015:
January 31, 2015	February 4, 2015	$0.07	$5,948	$5,797	$11,745
February 28, 2015	March 2, 2015	0.07	5,520	5,235	10,755
March 31, 2015	April 1, 2015	0.07	6,265	5,898	12,163
April 30, 2015	May 1, 2015	0.07	—	—	—

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
			$17,733	$16,930	$34,663
			$95,221	$84,338	$179,559

The following table reflects the stock distributions per share that the Company declared on its common stock to date:

Date Declared	Record Date	Payment Date	Per Share	Distribution Percentage	Shares Issued
March 29, 2012	May 1, 2012	May 2, 2012	$0.05	0.49%	25,709

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

As of March 31, 2015, the Company had a deferred tax asset of $0.9 million and a deferred tax liability of $(1.9) million pertaining to the unrealized depreciation (appreciation) on investments and a $1.1 million deferred tax asset pertaining to operating income. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $0.9 million and $1.0 million for the deferred tax assets generated from unrealized depreciation and operating income, respectively.

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

Note 14 — Financial Highlights

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The following is a schedule of financial highlights for the three months ended March 31, 2015 and March 31, 2014:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2015	2014
Per share data:
Net asset value, beginning of period	$9.74	$9.86

Results of operations (1) Net investment income (loss)	0.21	0.15
Net realized and unrealized appreciation (depreciation) on investments	(0.02)	(0.01)
Net realized and unrealized appreciation on total return swap	—	0.07
Net unrealized appreciation on minority interests	—	—
Net unrealized deferred tax	—	—
Net increase (decrease) in net assets resulting from operations	0.19	0.21

Stockholder distributions (2) Distributions from net investment income	(0.21)	(0.16)
Distributions from net realized gain on investments and total return swap	—	(0.06)
Net decrease in net assets resulting from stockholder distributions	(0.21)	(0.22)

Capital share transactions Issuance of common stock (3)	0.04	0.09
Repurchases of common stock (4)	(0.03)	—
Offering costs	(0.01)	(0.06)
Net increase in net assets resulting from capital share transactions	—	0.03
Net asset value, end of period	$9.72	$9.88
Shares outstanding at end of period	165,691,398	94,132,120
Total return (6)	2.02%	2.37%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$1,613,073	$930,415
Ratio of net investment income to average net assets (5)(8)(9)	8.64%	6.22%
Ratio of operating expenses to average net assets (5)(8)(9)	4.21%	3.41%
Ratio of incentive fees to average net assets (5)(8)	0.11%	0.10%
Ratio of credit facility related expenses to average net assets (8)	1.11%	0.67%
Portfolio turnover rate (7)	10.58%	18.66%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

______________

(1)
The per share data was derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense waiver and reimbursement equals $0.19 for the three months ended March 31, 2015. Net investment income per share excluding the expense waiver and reimbursement equals $0.15 for the three months ended March 31, 2014.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous offering.

(4)	The per share impact of the Company's repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the three months ended March 31, 2014.

(5)
For the three months ended March 31, 2015, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses, and incentive fees to average net assets is 7.73%, 5.12%, and 0.33%, respectively. For the three months ended March 31, 2014, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses, and incentive fees to average net assets is 6.22%, 3.41%, and 0.10%, respectively.

(6)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the three months ended March 31, 2015, includes the effect of the expense waiver and reimbursement which equaled 0.22%. The total return based on net asset value for the three months ended March 31, 2014, includes the effect of the expense waiver and reimbursement which equaled 0.00%.

(7)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Not annualized.

(8)	Ratios are annualized, except for incentive fees.

(9)	Offering cost are not included as an expense in the calculation of this ratio.

Note 15 – Schedule of Investments and Advances to Affiliates

The following table presents the Schedule of Investments and Advances to Affiliates as of March 31, 2015:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2014	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2015
Control Investments
Kahala US OpCo LLC	Senior Secured First Lien Debt	$138	$7,131	$103	$(4,875)	$—	$—	$2,359
Kahala Ireland OpCo LLC	Senior Secured First Lien Debt	1,668	47,843	6,578	—	—	—	54,421
Kahala Ireland OpCo LLC - Common Equity	Equity/Other	—	5,275	—	—	—	2,275	7,550
Kahala Ireland OpCo LLC - Profit Participating Note	Equity/Other	—	1,625	1,625	(144)	—	144	3,250
Kahala US OpCo LLC	Equity/Other	—	7,500	—	(1,692)	(65)	(759)	4,984
Park Ave RE Holdings, LLC	Subordinated Debt	324	6,107	16,530	—	—	—	22,637
Park Ave Holdings, LLC - Common Shares	Equity/Other	—	5,551	—		—	(489)	5,062

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2014	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2015
Park Ave Holdings, LLC - Preferred Shares	Equity/Other	—	7,809	5,510	—	—	—	13,319
Total Control Investments		$2,130	$88,841	$30,346	$(6,711)	$(65)	$1,171	$113,582

Affiliate Investments
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	$585	$31,280	$—	$(1,946)	$—	$863	$30,197
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	414	22,553	—	(1,054)	—	651	22,150
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	853	26,479	—	(1,225)	—	710	25,964
Danish CRJ LTD.	Senior Secured First Lien Debt	6	181	—	—	—	—	181
Danish CRJ LTD.	Equity/Other	—	260	—	—	—	(253)	7
Fifth Street Senior Loan Fund I, LLC	Equity/Other	1,317	35,000	—	(35,000)	—	—	—
Fifth Street Senior Loan Fund I, LLC - 1A Class F	Collateralized Securities	113	—	8,816	—	—	7	8,823
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Note	Collateralized Securities	343	—	26,832	—	—	(544)	26,288
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	509	27,128	—	—	—	(1,516)	25,612
MCF CLO V, LLC	Collateralized Securities	—	—	23,486	—	—	—	23,486
MidOcean Credit CLO II, LLC	Collateralized Securities	789	33,712	—	(1,082)	—	(1,633)	30,997
MidOcean Credit CLO III, LLC	Collateralized Securities	1,380	36,120	—	(1,513)	—	(507)	34,100
MidOcean Credit CLO IV, LLC - Warehouse	Collateralized Securities	—	18,500	—	(18,700)	200	—	—
MidOcean Credit CLO IV, LLC	Collateralized Securities	1,829	—	18,500	—	—	(93)	18,407
NMFC Senior Loan Program I, LLC	Equity/Other	2,028	49,371	—	—	—	—	49,371
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	2,704	30,474	—	—	—	(1,325)	29,149
Ocean Trails CLO V, LTD.	Collateralized Securities	1,105	34,607	—	—	—	(1,554)	33,053
OFSI Fund VI, Ltd. Subordinated Notes	Collateralized Securities	876	32,707	—	(1,395)	—	33	31,345
PennantPark Credit Opportunities Fund II, LP	Equity/Other	—	10,764	—	—	—	264	11,028
Related Fee Agreements	Collateralized Securities	—	15,081	1,221	(441)	—	(376)	15,485
Silver Spring CLO, Ltd.	Collateralized Securities	507	27,398	—	—	—	(51)	27,347
South Grand MM CLO I, LLC	Equity/Other	949	27,744	2,880	—	—	—	30,624
THL Credit Greenway Fund II LLC	Equity/Other	—	18,877	230	(998)	—	542	18,651
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	395	27,570	—	(979)	—	(183)	26,408
Total Affiliate Investments		$16,702	$505,806	$81,965	$(64,333)	$200	$(4,965)	$518,673
Total Control & Affiliate Investments		$18,832	$594,647	$112,311	$(71,044)	$135	$(3,794)	$632,255
______________________________________________________

(1)	The principal amount and ownership detail are shown in the condensed consolidated schedules of investments.

The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2014:

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value December 31, 2013	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2014
Control Investments
Kahala US OpCo LLC	Senior Secured First Lien Debt	$2,273	$15,860	$11,696	$(20,425)	$—	$—	$7,131
Kahala Ireland OpCo LLC	Senior Secured First Lien Debt	1,500	—	47,843	—	—	—	47,843
Kahala Ireland OpCo LLC - Common Equity	Equity/Other	—	—	—	—	—	5,275	5,275
Kahala Ireland OpCo LLC - Profit Participating Note	Equity/Other	—	—	3,216	(1,627)	—	36	1,625
Kahala US OpCo LLC	Equity/Other	10	—	13,919	(7,640)	—	1,221	7,500
Kahala Aviation Holdings, LLC (2) (3)	Equity/Other	—	—	—	—	—	—	—
Kahala Aviation Holdings, LLC - Preferred Shares (3)	Equity/Other	—	5,271	2,525	(7,796)	—	—	—
Park Ave RE Holdings, LLC	Subordinated Debt	1,293	9,750	18,058	(21,701)	—	—	6,107
Park Ave Holdings, LLC	Equity/Other	—	—	9,049	(9,049)		—	—
Park Ave Holdings, LLC - Common Shares	Equity/Other	—	—	1,229	—	—	4,322	5,551
Park Ave Holdings, LLC - Preferred Shares	Equity/Other	587	—	7,809	—	—	—	7,809
Park Ave RE, Inc. (3)	Equity/Other	—	33	46	—	(79)	—	—
Park Ave RE, Inc. - Preferred Shares (3)	Equity/Other	—	3,218	4,591	(7,809)	—	—	—
Total Control Investments		$5,663	$34,132	$119,981	$(76,047)	$(79)	$10,854	$88,841

Affiliate Investments
Apidos XVI CLO, LTD. Subordinated Notes	Collateralized Securities	$1,487	$13,650	$—	$(12,762)	$(888)	$—	$—
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	2,904	—	35,420	(1,686)	—	(2,454)	31,280
Catamaran CLO 2013-1 Ltd. Subordinated Notes	Collateralized Securities	247	20,404	—	(21,176)	3,236	(2,464)	—
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	3,584	28,086	—	(4,497)	—	(1,036)	22,553
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	2,558	—	51,487	(23,705)	157	(1,460)	26,479
Danish CRJ LTD.	Senior Secured First Lien Debt	20	—	181	—	—	—	181
Danish CRJ LTD.	Equity/Other	—	—	501	(500)		259	260
Fifth Street Senior Loan Fund I, LLC	Equity/Other	777	—	35,000	—	—	—	35,000
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	2,001	—	63,400	(35,536)	—	(736)	27,128
Garrison Funding 2013-1 Ltd. Subordinated Notes	Collateralized Securities	42	15,000	—	(18,297)	3,297	—	—
JMP Credit Advisors CLO II Ltd. Subordinated Notes	Collateralized Securities	28	6,099	—	(6,303)	603	(399)	—
MidOcean Credit CLO II, LLC	Collateralized Securities	4,614	—	34,058	(1,034)	—	688	33,712
MidOcean Credit CLO II, Ltd. Subordinated Notes	Collateralized Securities	184	20,543	—	(20,543)	—	—	—
MidOcean Credit CLO III, LLC	Collateralized Securities	2,753	—	37,180	(1,820)	60	700	36,120
MidOcean Credit CLO IV, LLC	Collateralized Securities	627	—	18,500	—	—	—	18,500
NMFC Senior Loan Program I, LLC	Equity/Other	1,984	—	50,000	—	—	(629)	49,371
NewStar Arlington Fund, LLC	Equity/Other	1,806	30,000	214	(30,214)	—	—	—
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	74	—	29,514	—	—	960	30,474

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Note 16 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the condensed consolidated financial statements except for the following:

As of May 15, 2015, from April 1, 2015 to April 30, 2015, the Company has issued 4.6 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $50.3 million. Other than shares issued pursuant to the DRIP, the Company has not issued any new shares of common stock since April 30, 2015. The Company is not accepting new subscription agreements after April 30, 2015. Pending the effectiveness of the most recent amendment to our registration statement on Form N-2 (File No. 333-19324), we will continue processing subscription agreements dated on or prior to April 30, 2015 until June 30, 2015.

On April 7, 2015, the Company, through a wholly-owned, special-purpose, bankruptcy-remote subsidiary, BDCA Helvetica Funding, Ltd. entered into a debt financing facility with UBS AG, London Branch (“UBS”), pursuant to which $150.0 million will be made available to the Company to fund investments in new securities and for other general corporate purposes (the “UBS Credit Facility”). Pricing under the transaction is based on three-month LIBOR plus a spread of 3.90% per annum for the relevant period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements of Business Development Corporation of America and the notes thereto, and other financial information included elsewhere in this Quarterly Report on Form 10-Q. We are externally managed by our adviser, BDCA Adviser, LLC (the "Adviser").

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed in Part I, Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014. Other factors that could cause actual results to differ materially include:

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

On January 25, 2011, we commenced our initial public offering (the "IPO") on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. We sold 22,222 shares of common stock to our Adviser on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. On August 25, 2011, we raised sufficient funds to break escrow on our IPO and commenced operations as of that date. On February 1, 2012, our Adviser contributed an additional $1,300,000 to purchase 140,784 shares of our common stock at $9.234 per share so that the aggregate contribution by our Adviser was $1,500,000. Our Adviser will not tender any amount of its shares for repurchase as long it continues to serve as our investment adviser. On July 1, 2014, our registration statement on Form N-2 (File No. 333-193241) for our follow-on offering (the "Follow-on") was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, our IPO was terminated. Under the Follow-on, we can offer up to 101,100,000 shares of common stock. As of March 31, 2015, we had issued 165.7 million shares of common stock for gross proceeds of $1.8 billion including the shares purchased by the Sponsor and shares issued under our distribution reinvestment plan ("DRIP"). As of March 31, 2015, we had repurchased a cumulative 1.0 million shares of common stock for payments of $10.6 million.

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

As of March 31, 2015, our investment portfolio totaled $2.0 billion and consisted of $1.0 billion of senior secured first lien debt, $272.8 million of senior secured second lien debt, $77.3 million of subordinated debt, $410.0 million of collateralized securities and $204.4 million of equity and other investments. Our overall portfolio consisted of 116 portfolio companies with an average investment size of $15.1 million, a weighted average current yield on debt investments of 10.0% exclusive of any loan discounts, and was invested 51.5% in senior secured first lien debt, 13.7% in senior secured second lien debt, 3.9% in subordinated debt, 20.6% in collateralized securities and 10.3% in equity and other investments.

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

Significant Accounting Estimates and Critical Accounting Policies
A summary of our significant accounting policies is set forth in Note 2 - Summary of Significant Accounting Policies to our financial statements included in this Quarterly Report on Form 10-Q. A full disclosure of our significant accounting polices is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Portfolio and Investment Activity

During the three months ended March 31, 2015, we made $278.3 million of investments in portfolio companies and had $206.6 million in aggregate amount of exits and repayments, resulting in net investments of $71.7 million for the period.

Our portfolio composition, based on fair value at March 31, 2015 was as follows:

	March 31, 2015
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	51.5%	8.2%
Senior Secured Second Lien Debt	13.7	10.0
Subordinated Debt	3.9	13.0
Collateralized Securities (2)	20.6	12.6
Equity/Other	10.3	N/A
Total	100.0%	10.0%
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

The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2015 (dollars in thousands):

	At March 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles (1)	$533,990	26.7%
Health Care Providers & Services	106,945	5.4
Aerospace & Defense	101,245	5.1
Automotive	80,513	4.1
Food Products	74,850	3.8
Software	67,889	3.4
Hotels, Restaurants & Leisure	65,081	3.3
Publishing	64,949	3.3
Media	53,064	2.7
Diversified Consumer Services	53,805	2.7
Real Estate Management & Development	53,228	2.7
Professional Services	52,933	2.7
Commercial Services & Supplies	48,841	2.5
Retailers (except food & drug)	48,584	2.4
Consumer Finance	48,285	2.4
Electronic Equipment, Instruments & Components	41,321	2.1
Freight & Logistics	38,990	2.0
Business Equipment & Services	38,419	1.9
Diversified Telecommunication Services	37,695	1.9
Marine	35,640	1.8
Banking, Finance, Insurance & Real Estate	33,939	1.7
Internet Software & Services	33,254	1.7
Transportation Infrastructure	28,290	1.4
Building Products	25,627	1.3
Technology - Enterprise Solutions	22,936	1.2
Advertising	20,000	1.0
Machinery	19,750	1.0
Chemicals	19,412	1.0
Diversified Financial Services	18,237	0.9
Health Care	16,637	0.8
Auto Components	12,870	0.6
Wireless Telecommunication Services	12,843	0.6
Communications Equipment	12,752	0.6
Telecommunications	12,060	0.6
Textiles, Apparel & Luxury Goods	11,824	0.6
IT Services	10,015	0.5
Healthcare & Pharmaceuticals	9,858	0.5
Steel	9,785	0.5
Capital Markets	7,681	0.4
Oil, Gas & Consumable Fuels	3,193	0.2
Total	$1,987,230	100.0%
______________

(1) Diversified Investment Vehicles consists of Collateralized Securities and equity investments in funds.
The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2014 (dollars in thousands):

	At December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles (1)	$518,685	27.0%
Health Care Providers & Services	113,015	5.8
Aerospace & Defense	105,770	5.4
Food Products	73,185	3.8
Diversified Consumer Services	71,287	3.7
Automotive	68,280	3.6
Hotels, Restaurants & Leisure	65,027	3.4
Publishing	63,770	3.3
Software	57,248	3.0
Media	52,773	2.8
Building Products	50,960	2.7
Consumer Finance	49,535	2.6
Retailers (except food & drug)	49,000	2.6
Commercial Services & Supplies	48,928	2.6
Professional Services	42,310	2.2
Electronic Equipment, Instruments & Components	41,075	2.1
Business Equipment & Services	38,549	2.0
Diversified Telecommunication Services	37,199	1.9
Marine	35,494	1.9
Internet Software & Services	33,162	1.7
Real Estate Management & Development	31,924	1.7
Banking, Finance, Insurance & Real Estate	31,523	1.6
Transportation Infrastructure	27,975	1.5
Advertising	19,624	1.0
Diversified Financial Services	18,863	1.0
Health Care	16,660	0.9
Capital Markets	16,295	0.9
Freight & Logistics	15,563	0.8
Wireless Telecommunication Services	13,749	0.7
Auto Components	12,870	0.7
Communications Equipment	12,617	0.7
Road & Rail	12,499	0.7
Technology - Enterprise Solutions	12,224	0.6
Textiles, Apparel & Luxury Goods	11,823	0.6
IT Services	10,927	0.6
Steel	9,771	0.5
Healthcare & Pharmaceuticals	9,625	0.5
Chemicals	9,609	0.5
Oil, Gas & Consumable Fuels	7,598	0.4
Total	$1,916,991	100.0%
______________

(1) Diversified Investment Vehicles consists of Collateralized Securities and equity investments in funds.

The following table presents the fair value measurements at March 31, 2015 for Level 3 investments (dollars in thousands):

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
Ability Networks Inc.	Senior Secured First Lien Debt	$7,930	0.4%
Acrisure, LLC	Senior Secured Second Lien Debt	11,395	0.6
AM General LLC	Senior Secured First Lien Debt	5,001	0.3
Amports, Inc.	Senior Secured First Lien Debt	14,974	0.8
Applied Merchant Systems West Coast, Inc.	Senior Secured First Lien Debt	18,237	0.9
Appriss Holdings, Inc.	Senior Secured Second Lien Debt	14,777	0.7
AxleTech International, LLC	Senior Secured First Lien Debt	19,750	1.0
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	30,197	1.5
Basho Technologies, Inc.	Senior Secured First Lien Debt	9,819	0.5
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant	Equity/Other	306	—
Basho Technologies, Inc. - Series G Senior Preferred Stock	Equity/Other	2,000	0.1
Boston Market Corporation	Senior Secured Second Lien Debt	14,726	0.7
Carlyle GMS Finance, Inc.	Equity/Other	3,532	0.2
Central Security Group, Inc.	Senior Secured First Lien Debt	18,454	0.9
Chicken Soup for the Soul Publishing, LLC	Senior Secured First Lien Debt	29,850	1.5
CIG Financial, LLC	Senior Secured Second Lien Debt	14,809	0.7
ConvergeOne Holdings Corp.	Senior Secured First Lien Debt	13,332	0.7
CPX Interactive Holdings, LP - Series A Convertible Preferred Shares	Equity/Other	6,493	0.3
CPX Interactive Holdings, LP - Warrants	Equity/Other	868	—
CPX Interactive LLC	Senior Secured Second Lien Debt	18,922	1.0
Creative Circle, LLC	Senior Secured First Lien Debt	11,833	0.6
CREDITCORP	Senior Secured Second Lien Debt	11,793	0.6
Crowley Holdings, Inc. - Series A Preferred Stock	Equity/Other	25,701	1.3
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	22,150	1.1
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	25,964	1.3
Danish CRJ LTD.	Equity/Other	7	—
Danish CRJ LTD.	Senior Secured First Lien Debt	181	—
Eagle Rx, LLC	Senior Secured First Lien Debt	15,823	0.8
ECI Acquisition Holdings, Inc.	Senior Secured First Lien Debt	12,846	0.6
Epic Health Services, Inc.	Senior Secured Second Lien Debt	9,916	0.5
ERG Holding Company	Senior Secured First Lien Debt	14,132	0.7
Evolution Research Group - Preferred Equity	Equity/Other	376	—
Fifth Street Senior Loan Fund I, LLC - 1A Class F	Collateralized Securities	8,823	0.4
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Note	Collateralized Securities	26,288	1.3
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	25,612	1.3
GK Holdings, Inc.	Senior Secured First Lien Debt	3,990	0.3
Gold, Inc.	Subordinated Debt	11,824	0.6
GTCR Valor Companies, Inc.	Senior Secured First Lien Debt	32,592	1.6
Hanna Anderson, LLC	Senior Secured First Lien Debt	14,705	0.7
Henniges Automotive Holdings, Inc.	Senior Secured First Lien Debt	9,955	0.5
HIG Integrity Nutraceuticals	Equity/Other	—	—
High Ridge Brands Co.	Senior Secured Second Lien Debt	22,309	1.1
Icynene US Acquisition Corp.	Senior Secured First Lien Debt	25,627	1.3
ILC Dover LP	Senior Secured First Lien Debt	13,871	0.8
InMotion Entertainment Group, LLC	Senior Secured First Lien Debt	11,570	0.6
IntegraMed America, Inc.	Senior Secured First Lien Debt	3,636	0.2

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
Integrity Nutraceuticals Inc.	Senior Secured First Lien Debt	$30,751	1.5%
Interblock USA L.C.	Senior Secured Second Lien Debt	22,815	1.1
J. C. Bromac Corporation (dba EagleRider, Inc.)	Senior Secured Second Lien Debt	14,810	0.7
Jefferson Gulf Coast Energy Partners LLC	Senior Secured First Lien Debt	17,373	0.9
K&N Engineering, Inc.	Senior Secured Second Lien Debt	12,680	0.6
K2 Pure Solutions NoCal, L.P.	Senior Secured First Lien Debt	9,612	0.5
Kahala Ireland OpCo LLC	Senior Secured First Lien Debt	54,421	2.8
Kahala Ireland OpCo LLC - Common Equity	Equity/Other	7,550	0.4
Kahala Ireland OpCo LLC - Profit Participating Note	Equity/Other	3,250	0.2
Kahala US OpCo LLC	Senior Secured First Lien Debt	2,359	0.1
Kahala US OpCo LLC	Equity/Other	4,984	0.3
Land Holdings I, LLC	Senior Secured First Lien Debt	30,675	1.5
Linc Energy Finance USA, Inc.	Senior Secured Second Lien Debt	3,193	0.2
MBLOX Inc. - Warrants	Equity/Other	—	—
MCF CLO V Warehouse LLC	Collateralized Securities	23,486	1.2
MCS AMS Sub-Holdings LLC	Senior Secured First Lien Debt	12,210	0.6
MidOcean Credit CLO II, LLC	Collateralized Securities	30,997	1.6
MidOcean Credit CLO III, LLC	Collateralized Securities	34,100	1.7
MidOcean Credit CLO IV, LLC	Collateralized Securities	18,407	0.9
Motorsports Aftermarket Group, Inc.	Senior Secured First Lien Debt	20,842	1.0
National Technical Systems, Inc.	Senior Secured First Lien Debt	25,399	1.3
NCP Finance Limited Partnership	Senior Secured Second Lien Debt	17,512	0.9
New Media Holdings II, LLC	Senior Secured First Lien Debt	8,816	0.4
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	29,149	1.5
NextCare, Inc.	Senior Secured First Lien Debt	20,746	1.0
NextSteppe Inc.	Senior Secured First Lien Debt	9,800	0.5
NMFC Senior Loan Program I, LLC	Equity/Other	49,371	2.6
Noosa Acquirer, Inc.	Senior Secured Second Lien Debt	24,638	1.2
North Atlantic Trading Company, Inc.	Senior Secured First Lien Debt	19,461	1.0
Ocean Trails CLO V, LLC	Collateralized Securities	33,053	1.7
OFSI Fund VI, Ltd. - Subordinated Note	Collateralized Securities	31,345	1.6
OH Acquisition, LLC	Senior Secured First Lien Debt	7,399	0.4
Orchid Underwriters Agency, LLC	Senior Secured First Lien Debt	14,706	0.7
Orchid Underwriters Agency, LLC	Equity/Other	439	—
Park Ave Holdings, LLC - Common Shares	Equity/Other	5,062	0.3
Park Ave Holdings, LLC - Preferred Shares	Equity/Other	13,319	0.7
Park Ave Re Holdings, LLC	Subordinated Debt	22,637	1.1
PennantPark Credit Opportunities Fund II, LP	Equity/Other	11,028	0.6
PeopLease Holdings, LLC	Senior Secured First Lien Debt	11,634	0.6
Premier Dental Services, Inc.	Senior Secured First Lien Debt	22,457	1.1
Pride Plating, Inc.	Senior Secured First Lien Debt	9,621	0.5
Related Fee Agreements	Collateralized Securities	16,707	0.8
Resco Products, Inc.	Senior Secured First Lien Debt	9,785	0.5
RVNB Holdings, Inc. (dba All My Sons Moving & Storage)	Senior Secured First Lien Debt	23,796	1.2
S.B. Restaurant Co., Inc.	Subordinated Debt	—	—
S.B. Restaurant Co., Inc. - Warrants	Equity/Other	—	—
S.B. Restaurant Co., Inc. - Senior Subordinate Debt	Subordinated Debt	—	—
Sage Automotive Holdings, Inc.	Senior Secured Second Lien Debt	12,870	0.6
Schulman Associates Institutional Review Board, Inc.	Senior Secured Second Lien Debt	16,637	0.8
Silver Spring CLO, Ltd.	Collateralized Securities	27,347	1.4
SkyCross Inc. - Warrants	Equity/Other	—	—

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
South Grand MM CLO I, LLC	Equity/Other	$30,624	1.5%
Squan Holding Corp.	Senior Secured First Lien Debt	22,567	1.1
Squan Holdings Corp. - Class A Common Stock	Equity/Other	71	—
Squan Holdings Corp. - Series A Preferred Stock	Equity/Other	1,182	0.1
Steel City Media	Subordinated Debt	20,134	1.0
STG-Fairway Acquisitions, Inc.	Senior Secured First Lien Debt	11,711	0.6
Taqua, LLC	Senior Secured First Lien Debt	12,843	0.6
Tax Defense Network, LLC	Senior Secured First Lien Debt	23,249	1.2
Tax Defense Network, LLC	Equity/Other	602	—
Tennenbaum Waterman Fund, L.P.	Equity/Other	10,751	0.5
The SAVO Group, Ltd. - Warrants	Equity/Other	—	—
The Tennis Channel Holdings, Inc.	Senior Secured First Lien Debt	15,298	0.8
THL Credit Greenway Fund II LLC	Equity/Other	18,651	0.9
Total Outdoor Holdings Corp.	Senior Secured First Lien Debt	20,000	1.0
Transportation Insight, LLC	Senior Secured First Lien Debt	15,194	0.8
Trinity Consultants Holdings, Inc.	Senior Secured First Lien Debt	14,980	0.8
Trojan Battery Company, LLC	Senior Secured First Lien Debt	10,093	0.5
U.S. Farathane, LLC	Senior Secured First Lien Debt	11,969	0.6
United Central Industrial Supply Company, LLC	Senior Secured First Lien Debt	7,654	0.4
Visionary Integration Professionals, LLC	Subordinated Debt	9,423	0.5
Visionary Integration Professionals, LLC - Warrants	Equity/Other	592	—
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	26,408	1.3
World Business Lenders, LLC	Equity/Other	4,171	0.2
Xplornet Communications Inc. - Warrants	Equity/Other	2,296	0.1
Xplornet Communications, Inc.	Subordinated Debt	11,579	0.6
Zimbra, Inc.	Senior Secured Second Lien Debt	7,171	0.4
Zimbra, Inc.	Subordinated Debt	1,750	0.1
Zimbra, Inc. - Warrants (Second Lien Debt)	Equity/Other	68	—
Zimbra, Inc. - Warrants (Third Lien Bridge Note)	Equity/Other	1,075	0.1
Total Level 3 investments		$1,778,251	89.5%
Total Level 2 investments		$208,979	10.5%
Total Investments		$1,987,230	100.0%

The following table presents the fair value measurements at December 31, 2014 for Level 3 investments (dollars in thousands):

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
Acrisure, LLC	Senior Secured Second Lien Debt	$8,820	0.5%
Amports, Inc.	Senior Secured First Lien Debt	14,986	0.8
Applied Merchant Systems West Coast, Inc.	Senior Secured First Lien Debt	18,863	1.0
Appriss Holdings, Inc.	Senior Secured Second Lien Debt	14,775	0.8
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	31,280	1.6
Boston Market Corporation	Senior Secured Second Lien Debt	15,041	0.8
Carlyle GMS Finance, Inc.	Equity/Other	2,970	0.2
Chicken Soup for the Soul Publishing, LLC	Senior Secured First Lien Debt	30,048	1.6
CIG Financial, LLC	Senior Secured Second Lien Debt	15,000	0.8
CPX Interactive Holdings, LP - Series A Convertible Preferred Shares	Equity/Other	6,000	0.3
CPX Interactive Holdings, LP - Warrants	Equity/Other	651	—
CPX Interactive Holdings, LP	Senior Secured Second Lien Debt	18,277	1.0
CREDITCORP	Senior Secured Second Lien Debt	12,852	0.7
Crowley Holdings, Inc. - Series A Preferred Stock	Equity/Other	25,444	1.3

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	$22,553	1.2%
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	26,479	1.4
Danish CRJ LTD.	Equity/Other	260	—
Danish CRJ LTD.	Senior Secured First Lien Debt	181	—
Eagle Rx, LLC	Senior Secured First Lien Debt	16,024	0.8
ECI Acquisition Holdings, Inc.	Senior Secured First Lien Debt	12,224	0.6
Epic Health Services, Inc.	Senior Secured First Lien Debt	15,508	0.8
ERG Holding Company	Senior Secured First Lien Debt	14,370	0.7
Evolution Research Group - Preferred Equity	Equity/Other	492	—
EZE Trucking, Inc.	Senior Secured First Lien Debt	12,499	0.7
Fifth Street Senior Loan Fund I, LLC	Equity/Other	35,000	1.7
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	27,128	1.4
Gold, Inc.	Subordinated Debt	11,823	0.6
H.D. Vest, Inc.	Senior Secured Second Lien Debt	8,791	0.5
Hanna Anderson, LLC	Senior Secured First Lien Debt	14,896	0.8
HIG Integrity Nutraceuticals	Equity/Other	—	—
High Ridge Brands Co.	Senior Secured Second Lien Debt	22,309	1.2
Icynene US Acquisition Corp.	Senior Secured First Lien Debt	50,960	2.7
ILC Dover LP	Senior Secured First Lien Debt	14,135	0.7
InMotion Entertainment Group, LLC	Senior Secured First Lien Debt	11,795	0.6
IntegraMed America, Inc.	Senior Secured First Lien Debt	3,648	0.2
Integrity Nutraceuticals, Inc.	Senior Secured First Lien Debt	29,150	1.5
Interblock USA L.C.	Senior Secured Second Lien Debt	22,732	1.2
J. C. Bromac Corporation (dba EagleRider, Inc.)	Senior Secured Second Lien Debt	9,873	0.5
K&N Engineering, Inc.	Senior Secured Second Lien Debt	12,764	0.7
K2 Pure Solutions NoCal, L.P.	Senior Secured First Lien Debt	9,609	0.5
Kahala Ireland OpCo LLC	Senior Secured First Lien Debt	47,843	2.5
Kahala Ireland OpCo LLC. - Common Equity	Equity/Other	5,275	0.2
Kahala Ireland OpCo LLC. - Profit Participating Note	Equity/Other	1,625	0.1
Kahala US OpCo LLC	Senior Secured First Lien Debt	7,131	0.4
Kahala US OpCo LLC	Equity/Other	7,500	0.4
Land Holdings I, LLC	Senior Secured First Lien Debt	30,677	1.6
Linc Energy Finance USA, Inc.	Senior Secured Second Lien Debt	7,598	0.4
MBLOX Inc. - Warrants	Equity/Other	—	—
MCS AMS Sub-Holdings LLC	Senior Secured First Lien Debt	12,457	0.6
MidOcean Credit CLO II, LLC	Collateralized Securities	33,712	1.8
MidOcean Credit CLO III, LLC	Collateralized Securities	36,120	1.9
MidOcean Credit CLO IV, LLC	Collateralized Securities	18,500	1.0
Motorsports Aftermarket Group, Inc.	Senior Secured First Lien Debt	20,646	1.1
National Technical Systems, Inc.	Senior Secured First Lien Debt	18,467	1.0
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	30,474	1.7
NextCare, Inc.	Senior Secured First Lien Debt	19,453	1.0
NMFC Senior Loan Program I, LLC	Equity/Other	49,371	2.6
Noosa Acquirer, Inc.	Senior Secured Second Lien Debt	24,625	1.3
North Atlantic Trading Company, Inc.	Senior Secured First Lien Debt	19,410	1.0
Ocean Trails CLO V, LTD	Collateralized Securities	34,607	1.8
OFSI Fund VI, Ltd. - Subordinated Notes	Collateralized Securities	32,707	1.7
OH Acquisition, LLC	Senior Secured First Lien Debt	7,465	0.4
Orchid Underwriters Agency, LLC	Senior Secured First Lien Debt	14,738	0.8
Orchid Underwriters Agency, LLC	Equity/Other	500	—
Park Ave Holdings, LLC - Common Shares	Equity/Other	5,551	0.3

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
Park Ave Holdings, LLC - Preferred Shares	Equity/Other	$7,809	0.4%
Park Ave Re Holdings, LLC	Subordinated Debt	6,107	0.3
PennantPark Credit Opportunities Fund II, LP	Equity/Other	10,764	0.6
PeopLease Holdings, LLC	Senior Secured First Lien Debt	11,634	0.6
Premier Dental Services, Inc.	Senior Secured First Lien Debt	23,503	1.2
Pride Plating, Inc.	Senior Secured First Lien Debt	9,811	0.5
Related Fee Agreements	Collateralized Securities	16,369	0.9
Resco Products, Inc.	Senior Secured First Lien Debt	9,771	0.5
S.B. Restaurant Co., Inc.	Subordinated Debt	—	—
S.B. Restaurant Co., Inc. - Warrants	Equity/Other	—	—
S.B. Restaurant Co., Inc. - Senior Subordinate Debt	Subordinated Debt	—	—
Schulman Associates Institutional Review Board, Inc.	Senior Secured Second Lien Debt	16,660	0.9
Silver Spring CLO, Ltd.	Collateralized Securities	27,398	1.4
SkyCross Inc. - Warrants	Equity/Other	—	—
South Grand MM CLO I, LLC	Equity/Other	27,744	1.4
Squan Holding Corp.	Senior Secured First Lien Debt	22,540	1.2
Squan Holdings Corp. - Class A Common Stock	Equity/Other	12	—
Squan Holdings Corp. - Series A Preferred Stock	Equity/Other	1,138	0.1
Steel City Media	Subordinated Debt	19,752	1.0
Surgery Center Holdings, Inc.	Senior Secured Second Lien Debt	9,625	0.5
Taqua, LLC	Senior Secured First Lien Debt	13,749	0.7
Tax Defense Network, LLC	Senior Secured First Lien Debt	30,725	1.6
Tax Defense Network, LLC	Equity/Other	700	—
Tennenbaum Waterman Fund, L.P.	Equity/Other	9,062	0.5
The SAVO Group, Ltd. - Warrants	Equity/Other	—	—
The Tennis Channel Holdings, Inc.	Senior Secured First Lien Debt	15,149	0.7
THL Credit Greenway Fund II LLC	Equity/Other	18,877	1.0
Total Outdoor Holdings Corp.	Senior Secured First Lien Debt	19,624	1.0
Transportation Insight, LLC	Senior Secured First Lien Debt	15,563	0.8
Trinity Consultants Holdings, Inc.	Senior Secured First Lien Debt	14,980	0.8
United Central Industrial Supply Company, LLC	Senior Secured First Lien Debt	7,962	0.4
US Shipping LLC	Senior Secured First Lien Debt	10,050	0.5
Visionary Integration Professionals, LLC	Subordinated Debt	10,269	0.5
Visionary Integration Professionals, LLC - Warrants	Equity/Other	658	—
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	27,570	1.4
World Business Lenders, LLC	Equity/Other	4,126	0.2
Xplornet Communications Inc. - Warrants	Equity/Other	2,306	0.1
Xplornet Communications, Inc.	Subordinated Debt	11,203	0.6
Zimbra, Inc.	Senior Secured Second Lien Debt	5,953	0.3
Zimbra, Inc.	Subordinated Debt	1,776	0.1
Zimbra, Inc. - Warrants (Second Lien Debt)	Equity/Other	138	—
Zimbra, Inc. - Warrants (Third Lien Bridge Note)	Equity/Other	1,172	0.1
Total Level 3 investments		$1,548,911	80.8%
Total Level 2 investments		$368,080	19.2%
Total Investments		$1,916,991	100.0%

The following table presents the percentage of amortized cost by loan market for investments as of March 31, 2015:

Amortized Cost as of March 31, 2015
Investments per Total Portfolio
Middle Market (1)	65.9%
Large Corporate (2)	3.6
Other (3)	30.5
Total	100.0%
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

The following table presents the percentage of fair value by loan market for investments as of March 31, 2015:

Fair Value as of March 31, 2015
Investments per Total Portfolio
Middle Market (1)	65.5%
Large Corporate (2)	3.6
Other (3)	30.9
Total	100.0%
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

The weighted average risk ratings of our investments based on amortized cost were 2.08 and 2.07 as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, we had one portfolio company, which represented two portfolio investments, on non-accrual status. These investments had a total principal of $4.2 million, which represented 0.2% of our portfolio and had no fair value as of March 31, 2015. We are currently evaluating potential value recovery alternatives for these investments. As of December 31, 2014, we had one portfolio company, which represented two portfolio investments, on non-accrual status. These investments had a total principal of $4.2 million, which represented 0.2% of our portfolio and had no fair value as of December 31, 2014.

RESULTS OF OPERATIONS

Operating results for the three months ended March 31, 2015 and March 31, 2014 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Total investment income	$49,881	$18,490
Total expenses, net	16,344	6,544
Net investment income attributable to non-controlling interests	(12)	—
Net investment income	33,549	11,946

 Investment Income

For the three months ended March 31, 2015 and March 31, 2014, total investment income was $49.9 million and $18.5 million, respectively, and was attributable to interest income from investments in portfolio companies. The increase in total investment income was due to the higher level of investments in portfolio companies during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. During the three months ended March 31, 2015, the average portfolio fair value was $2.0 billion with a 10.0% weighted average current yield while the average portfolio fair value and weighted average current yield were $822.7 million and 10.5%, respectively for the same period in 2014.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2015 and March 31, 2014 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Management fees	$8,235	$3,631
Subordinated income incentive fees	5,242	778
Capital gains incentive fees	—	(19)
Interest and credit facility financing expenses	4,291	1,294
Professional fees	1,224	602
Other general and administrative	613	42
Administrative Services	203	141
Insurance	52	58
Directors fees	18	17
Operating expenses before expense waivers and reimbursements from Adviser	19,878	6,544
Waiver of management and incentive fees	(3,534)	—
Expense support reimbursements from Adviser	—	—
Total operating expenses net of expense waivers and reimbursements from Adviser	$16,344	$6,544

Interest and credit facility expenses for the three months ended March 31, 2015 were comprised of amortization of deferred financing costs and non-usage fees related to the Wells Fargo Credit Facility, Deutsche Bank Credit Facility and Citi Credit Facility, along with $1.7 million of interest expense on the balance drawn on the Wells Fargo Credit Facility, $0.7 million of interest expense on the balance drawn on the Deutsche Bank Credit Facility, and $1.3 million of interest expense on the balance drawn on the Citi Credit Facility. The interest expense on the balance drawn on the Wells Fargo Credit Facility was based on an average daily debt outstanding of $279.0 million at a weighted average annualized cost of 2.47% for the three months ended March 31, 2015. The interest expense on the balance drawn on the Deutsche Bank Credit Facility was based on an average daily debt outstanding of $60.0 million at a weighted average annualized cost of 4.42% for the three months ended March 31, 2015. The interest expense on the balance drawn on the Citi Credit Facility was based on an average daily debt outstanding of $270.6 million at a weighted average annualized cost of 1.87% for the three months ended March 31, 2015. For the three months ended March 31, 2015, we incurred $8.2 million of management fees, of which the Adviser did not waive any such fees. For the three months ended March 31, 2015, we incurred $5.2 million of incentive fees, of which the Adviser waived $3.5 million.

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

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay up to 100% of all of our operating expenses (“Expense Support Payment”) for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The Expense Support Payments for any month shall be paid to us by the Adviser in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to the Adviser. For the three months ended March 31, 2015 and 2014, no Expense Support Payments were made by our Adviser.

Net Realized Gain and Net Change in Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended March 31,
	2015	2014
Net realized gain (loss) from investments
Control investments	$(65)	$—
Affiliate investments	200	2,637
Non-control/non-affiliate investments	184	839
Total net realized gain from investments	319	3,476
Net realized gain from total return swap	—	5,451
Net change in unrealized appreciation (depreciation) on investments
Control investments	1,171	—
Affiliate investments	(4,965)	(1,174)
Non-control/non-affiliate investments	704	(2,397)
Total net change in unrealized depreciation on investments	(3,090)	(3,571)
Net change in unrealized appreciation on total return swap	—	98
Net realized and unrealized gain (loss) on investments and total return swap before non-controlling interests	(2,771)	5,454
Net change in unrealized depreciation attributable to non-controlling interests	(166)	—
Net deferred income tax benefit on unrealized appreciation of investments	511	—
Net realized and unrealized gain (loss) on investments and total return swap	$(2,426)	$5,454

Net realized gain and change in unrealized appreciation (depreciation) on investments resulted in a net loss of $(2.8) million for the three months ended March 31, 2015 compared to a net loss of $(0.1) million for the same period in 2014. We look at net realized gains and change in unrealized appreciation (depreciation) together as movement in unrealized appreciation or depreciation can be the result of realizations. The net loss for the three months ended March 31, 2015 was primarily driven by the unrealized depreciation of $(4.4) million on a portfolio company investment that was not meeting performance expectations and was partially offset by net unrealized appreciation across the remainder of the portfolio. In total, $206.6 million of assets were sold or repaid during the three month period ended March 31, 2015. The net loss for the three months ended March 31, 2014 was primarily driven by the unrealized depreciation of $(2.1) million on the two portfolio investments in non-accrual status and was partially offset by the net short-term gain of $1.0 million on the sale of one investment along with smaller scale net realized gains and unrealized appreciation across the portfolio. Total asset sold or repaid for the three months ended March 31, 2014 were $153.5 million.

In addition to the net loss from net realized gain and change in unrealized appreciation on investments during the three months ended March 31, 2015, there was a loss of $(0.2) million and a gain of $0.5 million pertaining to non-controlling interests and deferred income taxes on control investments, respectively.

Net Realized Gain and Net Change in Unrealized Appreciation on Total Return Swap

The TRS was terminated on June 27, 2014 and as a result, we did not hold the TRS during the three months ended March 31, 2015. For the three months ended March 31, 2014, net realized gain and change in unrealized appreciation on the total return swap resulted in a net gain of $5.5 million. We look at net realized gains and change in unrealized appreciation (depreciation) together as movement in unrealized appreciation or depreciation can be the result of realizations.

The net gain for the three months ended March 31, 2014 was driven by interest income of $5.5 million earned on the loans held under the TRS which had an average total notional value of $299.4 million for the three month period. In addition, we had $(1.0) million of interest expense on the TRS and $1.0 million in realized gains on TRS asset sales. Please see Note 6 - Total Return Swap - for more information about the TRS.

The Company did not hold the TRS at March 31, 2015 or December 31, 2014.

At March 31, 2014, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and condensed consolidated statements of operations consisted of the following (dollars in thousands):

	Net Receivable	Net Realized Gains
Interest and other income from TRS portfolio	$4,117	$5,467
TRS interest expense	(801)	(1,029)
Gains on TRS asset sales	78	1,013
Net receivable/realized gain from TRS	$3,394	$5,451

Changes in Net Assets from Operations

For the three months ended March 31, 2015, we recorded a net increase in net assets resulting from operations of $31.1 million versus a net increase in net assets resulting from operations of $17.4 million for the three months ended March 31, 2014. The difference is attributable to an increase in net investment income as compared to the prior period due to an increased level of investments . Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2015 and 2014, our per share net increase in net assets resulting from operations was $0.19 for the three months ended March 31, 2015, versus $0.22 for the three months ended March 31, 2014.

Cash Flows for the Three Months Ended March 31, 2015

For the three months ended March 31, 2015, net cash used in operating activities was $16.3 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows used in operating activities for the three months ended March 31, 2015 was primarily due to $278.3 million for purchases of investments partially offset by cash provided by operating activities of $206.6 million for sales and repayments of investments, $11.8 million from a decrease in unsettled trades payable, and $31.1 million from a net increase in net assets from operations. The purchase and sales activity is driven by the increase in investment activity resulting from the continuous equity capital raising and growing capital base.

Net cash provided by financing activities of $37.9 million during the three months ended March 31, 2015 primarily related to net proceeds from the issuance of common stock of $68.8 million. These inflows were partially offset by principal repayments on debt of $10.0 million and payments of stockholder distributions of $17.3 million. Consistent with the increase in investment activity, the proceeds from the issuance of common stock are the result of our increasing equity raise capabilities.

Cash Flows for the Three Months Ended March 31, 2014

For the three months ended March 31, 2014, net cash used in operating activities was $266.1 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows used in operating activities for the three months ended March 31, 2014 was primarily due to $406.3 million for purchases of investments and $20.2 million from an decrease in unsettled trades receivable partially offset by cash provided by operating activities of $153.5 million for sales and repayments of investments, $46.6 million from an decrease in unsettled trades payable, and $17.4 million from a net increase in net assets from operations. The purchase and sales activity is driven by the increase in investment activity resulting from the continuous equity capital raising and growing capital base.

Net cash provided by financing activities of $309.7 million during the three months ended March 31, 2014 primarily related to net proceeds from the issuance of common stock of $296.2 million and proceeds from the Wells Fargo Credit Facility of $22.0 million. These inflows were partially offset by payments of stockholder distributions of $8.0 million. Consistent with the increase in investment activity, the proceeds from the issuance of common stock are the result of our increasing equity raise capabilities.

Liquidity and Capital Resources

We generate cash from the net proceeds of our ongoing continuous public offering and from cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments. The Registration Statement offering for sale up to $1.5 billion of shares of our common stock (150.0 million shares at an initial offering price of $10.00 per share) (the "Offering"), was declared effective on January 27, 2011. On July 1, 2014, our registration statement on Form N-2 (File No. 333-193241) for our Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the Follow-on, our IPO terminated. Under the Follow-on, we can offer up to 101,100,000 shares of its common stock. As of March 31, 2015, we had issued 165.7 million shares of our common stock for gross proceeds of $1.8 billion including shares issued to the Sponsor and shares issued under the DRIP.

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

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay the Expense Support Payment for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The purpose of the Expense Support Agreement was to reduce our offering and operating expenses to ensure that we were able to bear a reasonable level of expense in relation to our investment income. The Expense Support Payment for any month shall be paid to us by the Adviser in cash and/or offsets against amounts due from us to the Adviser. Operating expenses subject to this agreement include expenses as defined by U.S. GAAP, including, without limitation, advisory fees payable and interest on indebtedness for such period, if any. As of March 31, 2015, the Adviser had made cumulative payments to the Company for $1.0 million of expenses pursuant to the Expense Support Agreement and $0.8 million of the cumulative total is no longer eligible for reimbursement. During the three months ended March 31, 2015, the Adviser made no payments to the Company for expenses pursuant to the Expense Support Agreement. See Note 4 - Related Party Transactions and Arrangements - Expense Support Agreement - in our condensed consolidated financial statements included in this report for additional information on this arrangement, including Expense Payments made by our Adviser pursuant to the terms of this agreement and the ability of the Adviser to be reimbursed for Expense Payments made to us.

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

See Note 6 – Total Return Swap – in our condensed consolidated financial statements included in this report for additional disclosure on the TRS with Citi.

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

As of March 31, 2015, we had $278.1 million outstanding under the Wells Fargo Credit Facility.

See Note 5 – Borrowings – in our condensed consolidated financial statements included in this report for additional disclosure on the Credit Facility with Wells Fargo.

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

As of March 31, 2015, we had $60.0 million outstanding under the Deutsche Bank Credit Facility.

See Note 5 – Borrowings – in our condensed consolidated financial statements included in this report for additional disclosure on the Deutsche Bank Credit Facility.

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

As of March 31, 2015, we had $270.6 million outstanding under the Citi Credit Facility.

The obligations of the BDCA - CB Funding, LLC under the Citi Credit Facility are non-recourse us.

See Note 5 – Borrowings – in our condensed consolidated financial statements included in this report for additional disclosure on the Citi Credit Facility.

Distributions

We have declared and paid cash distributions to our stockholders on a monthly basis since we commenced operations. As of March 31, 2015, the annualized yield for distributions declared was 7.75% based on our then current public offering price of $11.20 per share. From time to time, we may also pay interim distributions at the discretion of our board of directors. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our IPO. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

The table below shows the components of the distributions we have declared and/or paid during the three months ended March 31, 2015 and March 31, 2014. As of March 31, 2015, we had $12.2 million of distributions accrued and unpaid.

	For the Three Months Ended March 31,
	2015	2014
Distributions declared	$34,663	$16,880
Distributions paid	$34,086	$14,763
Portion of distributions paid in cash	$17,319	$7,973
Portion of distributions paid in DRIP shares	$16,767	$6,790

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

We may fund our cash distributions to stockholders from any sources of funds available to us including expense payments from our Adviser that are subject to reimbursement to it as well as offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. Prior to June 30, 2012, a substantial portion of our distributions resulted from Expense Support Payments made by our Adviser that are subject to reimbursement by us within three years from the date such payment obligations were incurred. The purpose of this arrangement could be to avoid such distributions being characterized as returns of capital for GAAP or tax purposes. Despite this, we may still have distributions which could be characterized as a return of capital for tax purposes. You should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. You should also understand that our future reimbursements of such Expense Support Payments will reduce the distributions that you would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. The Adviser has no obligation to make Expense Support Payments in future periods. No Expense Support Payments were made by our Adviser during the three months ended March 31, 2015 or the three months ended March 31, 2014.

The following table sets forth the distributions made during the three months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Monthly distributions	$34,663	$16,879
Special dividends	—	—
Stock dividends	—	—
Total distributions	$34,663	$16,879

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

 Related-Party Transactions and Agreements

We have entered into agreements with affiliates of our Adviser, whereby we pay certain fees or reimbursements to our Adviser or its affiliates in connection with asset and service fees, sales and maintenance of common stock under our offering, transfer agency services and reimbursement of operating costs and offering related costs. See Note 4 - Related Party Transactions and Arrangements - for a discussion of the various related-party transactions, agreements and fees.

Potential Conflicts of Interest

The Adviser’s senior management team is comprised of substantially the same personnel as the senior management team of BDCA Adviser II, LLC, the investment adviser to Business Development Corporation of America II, the Sponsor’s other affiliated BDC. Personnel of BDCA Adviser II, LLC and the Adviser may provide investment advice for clients other than us and Business Development Corporation of America II, respectively, any, or all, and may continue to do so in the future. To the extent that the Adviser undertakes to provide investment advisory services to other clients, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of the Adviser or its management team. In addition, even in the absence of the Adviser retaining additional clients, it is possible that some investment opportunities may be provided to other clients rather than to us.

Exemptive Relief

In an application for exemptive relief from the provisions of Sections 17(d) and 57(a)(4) of the 1940 Act as filed with the SEC on October 2, 2014, we requested relief, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with Business Development Corporation of America II, and any future BDCs that are advised by the Adviser or its affiliated investment advisers, or, collectively, our co-investment affiliates. We believe this relief may not only enhance our ability to further our investment objectives and strategies, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us in the absence of such relief.

On May 11, 2015, the SEC issued a “notice” regarding its intent to issue an order permitting the Company, Business Development Corporation of America II and BDCA Venture, Inc. (collectively, the “Companies”) to co-invest together in portfolio companies subject to certain conditions included therein (the “Notice”). As stated in the Notice, an order granting the requested relief will be issued unless the SEC orders a hearing. Hearing requests can be submitted by members of the public until June 8, 2015. If no requests for hearing are submitted to the SEC, the Companies expect the SEC’s exemptive order to be issued on or around June 9, 2015.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at March 31, 2015 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$278,087	$—	$—	$278,087	$—
Deutsche Bank Credit Facility (2)	$60,000	$—	$60,000	$—	$—
Citi Credit Facility (3)	$270,625	$—	$270,625	$—	$—
Total contractual obligations	$608,712	$—	$330,625	$278,087	$—
______________

(1)	As of March 31, 2015, we had $21.9 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.

(2)	As of March 31, 2015, we had $0.0 million of unused borrowing capacity under the Deutsche Bank Credit Facility, subject to borrowing base limits.

(3)	As of March 31, 2015, we had $129.4 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.

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

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of March 31, 2015, we had unfunded commitments on delayed draw term loans of $58.6 million, unfunded commitments on revolver term loans of $3.5 million and unfunded equity commitments of $12.4 million. As of December 31, 2014, we had unfunded commitments on delayed draw term loans of $77.9 million and unfunded equity commitments of $17.7 million. The unfunded commitments are disclosed in our condensed consolidated schedule of investments. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments.

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
We adjust net investment income for the interest income and expense on the TRS investment portfolio as we believe this adjustment provides a more accurate measure of performance as our Adviser selected and underwrote all of the investments underlying the TRS. Under U.S. GAAP, interest income and expense related to the TRS are accounted for as a component of “Net realized gain from total return swap” on our Condensed Consolidated Statement of Operations and do not flow through net investment income. On June 27, 2014, the Company terminated the TRS with Citi and acquired the loans underlying the TRS through a wholly-owned subsidiary. Therefore, this adjustment is only needed for the period through June 27, 2014.
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
We adjust net investment income for transfer agent fees expensed on the Condensed Consolidated Statements of Operations.  Pursuant to the Investment Advisory Agreement, the Adviser is liable for organization and offering costs in excess of 1.5% of the aggregate gross proceeds from our on-going offering, including transfer agent fees.  As the transfer agent fees are already subject to payment by the Adviser under the 1.5% cap, such expense is adjusted from net investment income where applicable.
    Adjusted net investment income is unaudited and not equivalent to and should not be considered an alternative to net investment income (loss) or net increase (decrease) in net assets resulting from operations as determined under U.S. GAAP.  Adjusted net investment income should not be construed as a historical performance measure or as more relevant or accurate than the current U.S. GAAP methodology in calculating net investment income. In addition, adjusted net investment income should not be considered more applicable than current U.S. GAAP methodology in evaluating our operating performance. The following table sets forth a reconciliation of our net investment income to adjusted net investment income for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	For the Three Months Ended March 31,
	2015	2014
Net investment income	$33,549	$11,946
TRS net investment income (1)	—	4,437
Operating gains (short-term) (2)	93	4,217
Incentive fees on unrealized gains (3)	675	(431)
Transfer agent fees (4)	346	—
Adjusted net investment income	$34,663	$20,169
______________

(1)	TRS net investment income includes the interest income and expense related to the TRS portfolio. See Note 6 - Total Return Swap - for more information about the TRS.

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

(4)	Transfer agent fees only include the transfer agent fees which are treated as expense on the Condensed Consolidated Statement of Operations. These expenses are not tax deductible.

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

As of March 31, 2015, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 2.19% at March 31, 2015 with a carrying value of $608.7 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 25 Basis Points	0.89%
Base Interest Rate	—%
(+) 100 Basis Points	(1.96)%
(+) 200 Basis Points	0.98%

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2015, neither we nor our Adviser are defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Exhibit No.	Description
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
10.26
Sale and Contribution Agreement, dated as of June 27, 2014, between Business Development Corporation of America, as seller, and BDCA-CB Funding, LLC, as purchaser (previously filed as exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 2, 2014 and herein incorporated by reference).

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

10.40	Form of Indemnification Agreement (previously filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K filed on May 4, 2015 and herein incorporated by reference).

14	Code of Ethics (previously filed as Exhibit 14 to the Company's Annual Report on Form 10-K filed on May 4, 2015 and herein incorporated by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May 2015.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
By: /s/ Peter M. Budko Name: Peter M. Budko Title: Chief Executive Officer and Chairman of the Board of Directors
* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter M. Budko Peter M. Budko	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 15, 2015
/s/ Nicholas Radesca Nicholas Radesca	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	May 15, 2015
/s/ William M. Kahane William M. Kahane	Director	May 15, 2015
/s/ Edward G. Rendell Edward G. Rendell	Independent Director	May 15, 2015
/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	May 15, 2015
/s/ Randolph C. Read Randolph C. Read	Independent Director	May 15, 2015