Form 10-Q
period 2015-06-30
Business Development Corp of America
filed 2015-08-13
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
    The number of shares of the registrant's common stock, $0.001 par value, outstanding as of August 11, 2015 was 178,000,353.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2015

PART I

Item 1. Condensed Consolidated Financial Statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	June 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Investments, at fair value:
Control Investments, at fair value (amortized cost of $111,541 and $77,986, respectively)	$122,832	$88,841
Affiliate Investments, at fair value (amortized cost of $521,397 and $513,185, respectively)	482,298	505,806
Non-affiliate Investments, at fair value (amortized cost of $1,542,117 and $1,340,855, respectively)	1,519,685	1,322,344
Investments, at fair value (amortized cost of $2,175,055 and $1,932,026, respectively)	2,124,815	1,916,991
Cash and cash equivalents	271,387	206,872
Interest receivable	28,396	22,464
Deferred credit facility financing costs, net	7,445	4,411
Receivable for unsettled trades	5,020	33,746
Prepaid expenses and other assets	3,367	1,792
Due from affiliate	1,437	1,666
Total assets	$2,441,867	$2,187,942

LIABILITIES
Revolving credit facilities	$723,712	$618,712
Payable for unsettled trades	45,222	685
Stockholder distributions payable	12,220	11,587
Management fees payable	8,802	7,981
Subordinated income incentive fees payable	5,841	2,736
Accounts payable and accrued expenses	7,220	6,760
Interest and credit facility fees payable	4,962	3,386
Payable for common stock repurchases	1,513	672
Total liabilities	$809,492	$652,519
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 shares authorized, 171,153,038 and 157,534,040 shares issued and outstanding, respectively	171	157
Additional paid in capital	1,680,804	1,544,584
Accumulated under distributed net investment income	1,273	7,710
Accumulated under/(over) distributed realized gains	1,420	(539)
Net unrealized depreciation	(52,974)	(18,082)
Total Business Development Corporation of America net assets	1,630,694	1,533,830
Non-controlling interest	1,681	1,593
Total net assets	1,632,375	1,535,423

Total liabilities and net assets	$2,441,867	$2,187,942

Net asset value per share	$9.53	$9.74
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Investment income:
Interest from investments
Control investments	$2,692	$1,187	$4,822	$2,152
Affiliate investments	20,960	8,436	37,662	12,725
Non-control/non-affiliate investments	29,505	16,138	58,338	27,660
Total interest from investments	53,157	25,761	100,822	42,537
Interest from cash and cash equivalents	16	6	26	11
Total interest income	53,173	25,767	100,848	42,548
Other income	2,502	3,976	4,708	5,685
Total investment income	55,675	29,743	105,556	48,233

Operating expenses:
Management fees	8,802	5,763	17,037	9,395
Subordinated income incentive fees	4,902	2,642	10,145	3,420
Capital gains incentive fees	—	245	—	226
Interest and credit facility financing expenses	5,567	1,735	9,857	3,029
Other general and administrative	2,439	234	3,052	275
Professional fees	2,114	1,309	3,339	1,910
Administrative services	206	190	408	331
Insurance	52	57	104	115
Directors fees	19	19	37	36
Expenses before expense waivers from Adviser	24,101	12,194	43,979	18,737
Waiver of management and incentive fees	—	—	(3,534)	—
Total expenses net of expense waivers from Adviser	24,101	12,194	40,445	18,737

Net investment income attributable to non-controlling interests	1	—	(11)	—

Net investment income	31,573	17,549	65,122	29,496

Realized and unrealized gain (loss) on investments and total return swap:
Net realized gain (loss) from investments
Control investments	—	(79)	(65)	(79)
Affiliate investments	—	1,380	200	4,017
Non-control/non-affiliate investments	1,641	1,019	1,824	1,858
Total net realized gain from investments	1,641	2,320	1,959	5,796
Net realized gain from total return swap	—	9,107	—	14,558
Net change in unrealized appreciation (depreciation) on investments
Control investments	(735)	131	436	51
Affiliate investments	(26,757)	(4,222)	(31,723)	(6,454)

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Non-control/non-affiliate investments	(4,624)	2,998	(3,919)	1,738
Total net change in unrealized appreciation (depreciation) on investments	(32,116)	(1,093)	(35,206)	(4,665)
Net change in unrealized depreciation on total return swap	—	(3,278)	—	(3,179)
Net realized and unrealized gain (loss) on investments and total return swap before non-controlling interests and deferred income taxes	(30,475)	7,056	(33,247)	12,510
Net change in unrealized appreciation/(depreciation) attributable to non-controlling interests	67	—	(99)	—

Net deferred income tax benefit on unrealized appreciation of investments	(98)	—	414	—

Net realized and unrealized gain (loss) on investments and total return swap	(30,506)	7,056	(32,932)	12,510

Net increase in net assets resulting from operations	$1,067	$24,605	$32,190	$42,006

Per share information - basic and diluted
Net investment income	$0.19	$0.15	$0.39	$0.30
Net increase in net assets resulting from operations	$0.01	$0.21	$0.19	$0.43
Weighted average shares outstanding	170,406,339	115,859,732	166,138,863	97,258,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Operations:
Net investment income	$65,122	$29,496
Net realized gain from investments	1,959	5,796
Net realized gain from total return swap	—	14,558
Net change in unrealized depreciation on investments	(35,206)	(4,665)
Net change in unrealized appreciation on total return swap	—	(3,179)
Net change in unrealized depreciation on minority interest	(99)	—
Net unrealized deferred tax	414	—
Net increase in net assets from operations	32,190	42,006
Stockholder distributions:
Distributions from net investment income	(71,559)	(29,496)
Distributions from net realized gain from investments and total return swap	—	(12,551)
Net decrease in net assets from stockholder distributions	(71,559)	(42,047)
Capital share transactions:
Issuance of common stock, net of issuance costs	109,410	646,847
Reinvestment of stockholder distributions	34,419	17,839
Repurchases of common stock	(7,596)	(1,189)
Net increase in net assets from capital share transactions	136,233	663,497
Total increase in Business Development Corporation of America net assets	96,864	663,456
Increase in non-controlling interest	88	1,000
Total increase in net assets	96,952	664,456
Net assets at beginning of period	1,535,423	627,903
Net assets at end of period	$1,632,375	$1,292,359

Net asset value per common share	$9.53	$9.89
Common shares outstanding at end of period	171,153,038	130,592,469

Accumulated under/(over) distributed net investment income	$1,273	$(3,222)
Accumulated under distributed realized gains	$1,420	$15,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Operating activities:
Net increase in net assets from operations	$32,190	$42,006
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Paid-in-kind interest income	(5,720)	(1,109)
Net accretion of discount on investments	(2,271)	(947)
Amortization of deferred financing costs	943	370
Sales and repayments of investments	392,875	403,957
Purchase of investments	(625,955)	(1,479,119)
Net realized gain from investments	(1,959)	(5,796)
Net unrealized depreciation on investments	35,206	4,665
Net unrealized appreciation on total return swap	—	3,179
(Increase) decrease in operating assets:
Cash collateral on deposit with custodian	—	76,874
Interest receivable	(5,932)	(12,347)
Dividend receivable	—	(59)
Receivable due on total return swap	—	4,053
Prepaid expenses and other assets	(1,576)	(6,151)
Receivable for unsettled trades	28,726	(29,348)
Increase in operating liabilities:
Payable for unsettled trades	44,537	103,019
Management and incentive fees payable	3,926	3,223
Interest and credit facility fees payable	1,575	384
Accounts payable and accrued expenses	460	189
Payable for common stock repurchases	841	137
Net cash used in operating activities	(102,134)	(892,820)

Financing activities:
Proceeds from issuance of shares of common stock, net	109,410	646,847
Repurchases of common stock	(7,596)	(1,189)
Decrease in deferred offering costs receivable	2,170	(3,899)
Proceeds from revolving credit facilities	205,000	392,626
Payments on revolving credit facilities	(100,000)	(50,000)
Payments of financing cost	(3,976)	(3,319)
Payments to (proceeds from) affiliate	(1,940)	1,097
Stockholder distributions	(36,507)	(19,670)
Increase in non-controlling interest	88	1,000
Net cash provided by financing activities	166,649	963,493

Net increase in cash and cash equivalents	64,515	70,673
Cash and cash equivalents, beginning of period	206,872	12,995
Cash and cash equivalents, end of period	$271,387	$83,668

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014

Supplemental information:
Interest paid during the period	$7,428	$1,726
Taxes, including excise tax, paid during the period	$255	$—
Supplemental non-cash information:
Payable for common stock repurchases	$1,513	$225
DRIP distribution payable	$5,735	$4,533
Cash distribution payable	$6,485	$4,581
DRIP distribution paid	$34,419	$17,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

June 30, 2015 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets

Senior Secured First Lien Debt - 70.9% (b)
Ability Networks Inc. (aa)	Health Care Providers & Services	L+5.00% (6.00%), 5/14/2021	$7,920	$7,886	$7,913	0.5%
AM General LLC (aa)	Aerospace & Defense	L+9.00% (10.25%), 3/22/2018	5,264	4,835	4,830	0.3%
Amports, Inc. (ab)	Automotive	L+5.00% (6.00%), 5/19/2020	15,000	14,908	15,037	0.9%
Answers Corporation (z) (aa)	Internet Software & Services	L+5.25% (6.25%), 10/3/2021	34,825	33,728	29,601	1.8%
AP Gaming I, LLC (z) (aa)	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 12/20/2020	30,822	30,536	30,629	1.9%
Applied Merchant Systems West Coast, Inc. (aj)	Diversified Financial Services	L+11.50% (12.50%), 9/19/2019	19,807	19,551	19,401	1.2%
Avaya, Inc. Term Loan B-6 (aa)	Communications Equipment	L+5.50% (6.50%), 3/31/2018	8,457	8,466	8,405	0.5%
Avaya, Inc. Term Loan B-7 (z) (aa)	Communications Equipment	L+5.25% (6.25%), 5/29/2020	9,970	9,871	9,625	0.6%
AxleTech International, LLC (z)	Machinery	L+6.50% (7.50%), 1/5/2021	19,900	19,714	19,875	1.2%
Basho Technologies, Inc. (ai)	Software	13.00%, 3/9/2018	10,095	9,906	9,932	0.6%
Central Security Group, Inc. (z) (aa)	Commercial Services & Supplies	L+5.25% (6.25%), 10/2/2020	18,408	18,162	18,269	1.1%
Chicken Soup for the Soul Publishing, LLC (z) (ab)	Publishing	L+6.00% (7.25%), 1/8/2019	29,700	29,438	29,897	1.8%
Clover Technologies Group, LLC (aa)	Commercial Services & Supplies	L+4.50% (5.50%), 5/8/2020	11,414	11,422	11,281	0.7%
ConvergeOne Holdings Corp. (aa)	Diversified Consumer Services	L+5.00% (6.00%), 6/17/2020	16,856	16,726	16,762	1.0%
Danish CRJ LTD. (a) (p)	Aerospace & Defense	13.00%	181	181	109	—%
Eagle Rx, LLC (z) (aj)	Health Care Providers & Services	L+6.00% (7.00%), 8/15/2019	15,720	15,654	15,926	1.0%
ECI Acquisition Holdings, Inc. (k) (z)	Technology - Enterprise Solutions	L+6.25% (7.25%), 3/11/2019	12,874	12,825	12,773	0.8%
Emergency Communications Network, LLC (aj)	Technology - Enterprise Solutions	L+8.25% (9.25%), 6/12/2021	20,000	19,703	19,700	1.2%
ERG Holding Company (z) (ad)	Health Care Providers & Services	L+6.75% (8.00%), 4/4/2019	18,183	17,892	18,039	1.1%
Excelitas Technologies Corp. (aa)	Electronic Equipment, Instruments & Components	L+5.00% (6.00%), 11/2/2020	10,074	10,106	10,070	0.6%
GEM Holdings Group, LLC (z)	Hotels, Restaurants & Leisure	L+9.00% (10.00%), 11/22/2020	13,125	13,125	13,125	0.8%
GK Holdings, Inc. (aa)	Professional Services	L+5.50% (6.50%), 1/20/2021	3,980	3,943	3,960	0.2%
GTCR Valor Companies, Inc. (z) (aa)	Software	L+5.00% (6.00%), 5/30/2021	32,735	32,069	32,653	2.0%
Hanna Anderson, LLC (z) (an)	Retailers (except food & drug)	L+7.25% (8.25%), 4/21/2019	14,250	14,141	14,251	0.9%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

June 30, 2015 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Henniges Automotive Holdings, Inc. (aa)	Automotive	L+4.50% (5.50%), 6/12/2021	$9,893	$9,806	$9,868	0.6%
Icynene US Acquisition Corp. (h) (z) (ac) (aj)	Building Products	L+6.25% (7.25%), 11/4/2020	25,940	25,476	25,738	1.6%
ILC Dover LP (z)	Aerospace & Defense	L+7.00% (8.00%), 3/20/2020	14,531	14,474	13,606	0.8%
InMotion Entertainment Group, LLC (z) (ae)	Retailers (except food & drug)	L+7.75% (9.00%), 10/1/2018	15,250	15,029	15,249	0.9%
IntegraMed America, Inc. (z)	Health Care Providers & Services	L+7.25% (8.50%), 9/20/2017	3,724	3,687	3,636	0.2%
Integrity Nutraceuticals, Inc. (z) (ab) (ai)	Food Products	L+10.50% (11.50%), 4/28/2019	35,059	34,511	31,165	1.9%
IPC Corp. (aa)	Telecommunications	L+5.50% (6.50%), 8/6/2021	6,983	6,948	6,933	0.4%
Jackson Hewitt, Inc. (aa)	Diversified Consumer Services	L+8.50% (10.00%), 10/16/2017	7,857	7,815	7,817	0.5%
Jefferson Gulf Coast Energy Partners LLC (aj)	Transportation Infrastructure	L+8.00% (9.00%), 2/27/2018	17,865	17,745	17,508	1.1%
K&N Engineering, Inc.	Automotive	L+4.25% (5.25%), 7/9/2019	5,000	4,976	4,895	0.3%
K2 Pure Solutions NoCal, L.P. (z)	Chemicals	L+7.00% (8.00%), 8/19/2019	9,750	9,614	9,612	0.7%
Kahala Ireland OpCo LLC (a) (o) (ai)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	64,387	64,387	64,387	3.9%
Kahala US OpCo LLC (o) (ai)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	2,437	2,437	2,437	0.1%
Land Holdings I, LLC (aj)	Hotels, Restaurants & Leisure	12.00%, 6/26/2019	30,000	29,520	30,673	1.9%
Liquidnet Holdings, Inc. (a) (z) (aa)	Capital Markets	L+6.75% (7.75%), 5/22/2019	6,375	6,338	6,152	0.4%
MCS AMS Sub-Holdings LLC (aa)	Real Estate Management & Development	L+6.00% (7.00%), 10/15/2019	13,594	13,235	11,895	0.7%
Miller Heiman, Inc. (z) (aa)	Media	L+5.75% (6.75%), 9/30/2019	18,271	17,824	17,595	1.1%
Motion Recruitment Partners, LLC (l) (z)	Professional Services	L+6.00% (7.00%), 2/13/2020	19,625	19,196	19,183	1.2%
Motorsports Aftermarket Group, Inc. (z) (aa)	Automotive	L+4.00% (5.00%), 5/14/2021	24,750	23,287	21,533	1.3%
National Technical Systems, Inc. (v) (z)	Professional Services	L+5.50% (6.75%), 11/22/2018	20,000	19,802	19,846	1.2%
New Media Holdings II, LLC (a) (z)	Publishing	L+6.25% (7.25%), 6/4/2020	1,900	1,869	1,881	0.1%
NextCare, Inc. (z) (ab)	Health Care Providers & Services	L+5.75% (7.00%), 10/10/2017	23,951	23,811	23,836	1.5%
NexSteppe Inc. (ai)	Chemicals	13.00%, 3/30/2018	10,077	9,434	9,446	0.6%
North Atlantic Trading Company, Inc. (z) (aa)	Food Products	L+6.50% (7.75%), 1/13/2020	19,709	19,663	19,487	1.2%
OH Acquisition, LLC (a) (z)	Banking, Finance, Insurance & Real Estate	L+6.25% (7.25%), 8/29/2019	7,444	7,413	7,428	0.5%
Orchid Underwriters Agency, LLC (af) (aj)	Banking, Finance, Insurance & Real Estate	10.00%, 11/6/2019	14,925	14,730	14,874	0.9%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

June 30, 2015 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Otter Box Holdings, Inc. (aa)	Electronic Equipment, Instruments & Components	L+4.75% (5.75%), 6/3/2020	$7,772	$7,727	$7,772	0.5%
PeopLease Holdings, LLC (d) (z) (ai)	Commercial Services & Supplies	L+13.00% (14.00%), 12/26/2018	10,000	9,860	11,711	0.7%
PGX Holdings, Inc. (z)	Transportation Infrastructure	L+5.25% (6.25%), 9/29/2020	10,597	10,504	10,615	0.7%
Premier Dental Services, Inc. (z) (aa)	Health Care Providers & Services	L+5.00% (6.00%), 11/1/2018	24,615	24,521	22,277	1.4%
Pre-Paid Legal Services, Inc. (aa)	Diversified Consumer Services	L+5.25% (6.25%), 7/1/2019	12,320	12,373	12,351	0.8%
Pride Plating, Inc. (z)	Aerospace & Defense	L+5.50% (6.50%), 6/13/2019	9,743	9,681	9,682	0.6%
Pure Barre, LLC (z) (aj) (al)	Hotels, Restaurants & Leisure	L+7.00% (8.00%), 6/11/2020	30,000	29,481	29,475	1.8%
RedPrairie Corp. (aa)	Software	L+5.00% (6.00%), 12/21/2018	13,288	13,273	12,748	0.8%
Resco Products, Inc. (z)	Steel	L+6.25% (6.51%), 9/7/2016	10,000	9,935	9,815	0.6%
RVNB Holdings, Inc. (dba All My Sons Moving & Storage) (f) (z)	Freight & Logistics	L+7.75% (8.75%), 2/25/2020	23,860	23,416	23,581	1.4%
Sage Automotive Holdings, Inc. (aa)	Auto Components	L+5.00% (6.00%), 10/8/2020	4,987	4,939	4,981	0.3%
Squan Holding Corp. (n) (z) (aj)	Diversified Telecommunication Services	L+7.75% (8.75%), 10/9/2019	23,000	22,606	22,012	1.3%
STG-Fairway Acquisitions, Inc. (aa)	Professional Services	L+5.25% (6.25%), 6/30/2022	12,500	12,312	12,344	0.8%
SunGard Availability Services Capital, Inc. (aa)	Business Equipment & Services	L+5.00% (6.00%), 3/29/2019	8,827	8,757	8,050	0.5%
Taqua, LLC	Wireless Telecommunication Services	L+7.50% (8.50%), 7/31/2019	13,650	13,427	13,034	0.8%
Tax Defense Network, LLC (j) (z) (aj)	Diversified Consumer Services	L+7.50% (8.50%), 8/28/2019	25,200	24,811	25,161	1.5%
The Tennis Channel Holdings, Inc. (ab) (ai)	Media	L+8.50% (8.81%), 5/29/2017	15,844	15,609	15,480	0.9%
Total Outdoor Holdings Corp.	Advertising	L+10.00% (11.00%), 8/28/2019	20,000	19,667	20,512	1.3%
Transportation Insight, LLC (z) (aj)	Freight & Logistics	L+5.25% (6.25%), 9/30/2019	21,416	21,130	21,256	1.3%
Trinity Consultants Holdings, Inc. (z)	Business Equipment & Services	L+6.75% (7.75%), 2/15/2020	15,000	14,907	14,980	0.9%
Trojan Battery Company, LLC (z) (aa)	Automotive	L+4.75% (5.75%), 6/12/2021	10,118	10,031	10,042	0.6%
Turning Tech LLC (am)	Software	L+8.75% (8.75%), 6/30/2020	33,000	32,340	32,340	2.0%
United Central Industrial Supply Company, LLC (z) (aa)	Commercial Services & Supplies	L+6.25% (7.50%), 10/9/2018	8,775	8,682	8,084	0.5%
VetCor Professional Practices LLC (m) (z)	Diversified Consumer Services	L+6.00% (7.00%), 4/20/2021	10,000	9,902	9,900	0.6%
Sub Total Senior Secured First Lien Debt				$1,167,706	$1,156,946	70.9%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

June 30, 2015 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Senior Secured Second Lien Debt - 19.1% (b)
Ability Networks Inc. (ab)	Health Care Providers & Services	L+8.25% (9.25%), 5/16/2022	$12,050	$11,946	$11,990	0.7%
Appriss Holdings, Inc. (aj)	Business Equipment & Services	L+8.25% (9.25%), 5/21/2021	15,000	14,796	14,972	0.9%
Boston Market Corporation (ab)	Hotels, Restaurants & Leisure	L+7.63% (8.63%), 12/16/2018	14,726	14,572	14,726	0.9%
CIG Financial, LLC (a) (ah) (aj)	Consumer Finance	10.50%, 6/30/2019	15,000	14,880	14,621	0.9%
CPX Interactive Holdings, LP (ai)	Publishing	L+10.00% (13.00%), 3/26/2018	20,409	19,423	18,923	1.2%
CREDITCORP (ab)	Consumer Finance	12.00%, 7/15/2018	13,250	13,191	10,931	0.7%
Epic Health Services, Inc. (aj)	Health Care Providers & Services	L+8.25% (9.25%), 8/17/2021	10,000	9,859	9,916	0.6%
High Ridge Brands Co. (ab) (aj)	Retailers (except food & drug)	L+8.50% (9.50%), 4/11/2020	22,500	22,231	22,456	1.4%
Interblock USA L.C. (ab) (aj)	Electronic Equipment, Instruments & Components	L+8.75% (9.75%), 3/28/2018	23,000	22,684	22,947	1.4%
J. C. Bromac Corporation (dba EagleRider, Inc.)	Hotels, Restaurants & Leisure	L+9.00% (10.00%), 8/11/2019	15,000	14,779	14,810	0.9%
K&N Engineering, Inc. (ab)	Automotive	L+8.63% (9.63%), 7/11/2020	13,000	12,754	12,598	0.8%
Linc Energy Finance USA, Inc. (ab)	Oil, Gas & Consumable Fuels	12.50%, 10/31/2017	9,000	8,911	2,288	0.1%
NCP Finance Limited Partnership (aa) (ab)	Consumer Finance	L+9.75% (11.00%), 10/1/2018	17,689	17,553	16,451	1.0%
Noosa Acquirer, Inc. (z) (aj)	Food Products	L+5.25% (6.25%), 11/21/2020	25,000	24,663	24,978	1.5%
Prime Security Services Borrower, LLC (aa)	Commercial Services & Supplies	L+8.75% (8.75%), 7/1/2022	12,500	12,313	12,313	0.8%
Rx30 HoldCo, Inc. (aj)	Health Care	L+8.25% (9.25%), 6/15/2022	11,500	11,271	11,270	0.7%
Sage Automotive Holdings, Inc. (aj)	Auto Components	L+8.00% (9.00%), 10/8/2021	13,000	12,882	13,000	0.8%
Schulman Associates Institutional Review Board, Inc. (aj)	Health Care	L+8.00% (9.00%), 6/3/2021	17,000	16,690	16,528	1.0%
Stratose Intermediate Holdings II, LLC	Health Care	L+9.50% (10.50%), 12/30/2021	10,000	9,900	9,900	0.6%
U.S. Auto (aj)	Diversified Consumer Services	L+10.50% (11.50%), 6/8/2020	30,000	29,481	29,675	1.9%
Zimbra, Inc. (ab) (ai)	Software	15.75%, 7/1/2016	5,650	5,639	5,676	0.3%
Sub Total Senior Secured Second Lien Debt				$320,418	$310,969	19.1%

Subordinated Debt - 4.8% (b)
Gold, Inc. (ab)	Textiles, Apparel & Luxury Goods	12.00%, 6/30/2019	$12,163	$11,964	$11,824	0.7%
Park Ave RE Holdings, LLC (d) (o) (ai)	Real Estate Management & Development	L+8.00% (13.00%), 12/29/2017	22,637	22,637	22,637	1.5%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

June 30, 2015 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
S.B. Restaurant Co., Inc. (e) (t)	Hotels, Restaurants & Leisure	1/10/2018	$4,050	$3,974	$—	—%
S.B. Restaurant Co., Inc. - Senior Subordinated Debt (e) (t)	Hotels, Restaurants & Leisure	1/10/2018	134	88	—	—%
Steel City Media (ai) (aj)	Media	14.00%, 3/29/2020	20,303	19,941	20,327	1.2%
Visionary Integration Professionals, LLC (ab) (ai)	IT Services	15.00%, 12/3/2018	11,352	10,498	9,762	0.6%
Xplornet Communications, Inc. (a) (ai)	Diversified Telecommunication Services	13.00%, 10/25/2020	12,077	12,077	12,115	0.7%
Zimbra, Inc.	Software	12.00%, 7/10/2018	2,000	2,000	1,510	0.1%
Sub Total Subordinated Debt				$83,179	$78,175	4.8%

Collateralized Securities - 21.5% (b)
Collateralized Securities - Debt Investment
Fifth Street Senior Loan Fund I, LLC - 1A Class F (a) (p)	Diversified Investment Vehicles	L+7.50%, 1/19/2027	$10,728	$8,856	$8,831	0.5%
Collateralized Securities - Equity Investment
B&M CLO 2014-1, LTD. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	12.72%, 4/16/2026	$40,250	$30,935	$27,004	1.7%
CVP Cascade CLO, LTD. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	13.79%, 1/16/2026	31,000	21,734	19,050	1.2%
CVP Cascade CLO-2, LTD. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	12.76%, 7/18/2026	35,250	25,610	22,537	1.4%
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	11.91%, 1/19/2027	30,575	28,052	24,924	1.5%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	10.02%, 1/15/2027	35,057	28,007	22,529	1.4%
MidOcean Credit CLO II, LLC (a) (p) (ao)	Diversified Investment Vehicles	14.94%, 1/29/2025	37,600	31,444	28,730	1.8%
MidOcean Credit CLO III, LLC (a) (p) (ao)	Diversified Investment Vehicles	15.44%, 7/21/2026	40,250	33,129	31,195	1.9%
MidOcean Credit CLO IV, LLC (a) (p) (ao)	Diversified Investment Vehicles	16.41%, 4/15/2027	21,500	18,500	17,644	1.1%
NewStar Arlington Senior Loan Program LLC Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	15.97%, 7/25/2025	31,603	29,514	27,616	1.7%
Ocean Trails CLO V, LTD. (a) (p) (ao)	Diversified Investment Vehicles	13.28%, 10/13/2026	40,518	33,995	32,235	2.0%
OFSI Fund VI, Ltd. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	13.43%, 3/20/2025	38,000	30,832	28,003	1.7%
Related Fee Agreements (a) (p) (s)	Diversified Investment Vehicles		—	15,087	13,831	0.8%
Silver Spring CLO, Ltd. (a) (p) (ao)	Diversified Investment Vehicles	10.69%, 10/15/2026	31,500	27,558	21,086	1.3%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	15.21%, 5/1/2026	36,000	27,169	24,326	1.5%
Sub Total Collateralized Securities				$390,422	$349,541	21.5%

Equity/Other - 14.0% (b)
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant (e)	Software		306	$—	$29	—%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

June 30, 2015 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Basho Technologies, Inc. - Series G Senior Preferred Stock (e)	Software		$2,000	$2,000	$2,001	0.1%
Carlyle GMS Finance, Inc. (a) (i)	Diversified Investment Vehicles		$4,550	$4,550	$4,417	0.3%
CPX Interactive Holdings, LP - Series A Convertible Preferred Shares (e) (u)	Publishing	8.00%	$6,000	6,000	6,615	0.4%
CPX Interactive Holdings, LP - Warrants (e) (u)	Publishing		317	1,087	899	0.1%
Crowley Holdings, Inc. - Series A Preferred Stock (ai)	Marine	12.00%	$25,771	25,771	25,845	1.6%
Danish CRJ LTD. (a) (e) (p) (r)	Aerospace & Defense		$5	1	—	—%
Evolution Research Group - Preferred Equity (e)	Health Care Providers & Services	8.00%	$500	500	454	—%
HIG Integrity Nutraceuticals (e) (u)	Food Products		1,630	1,630	—	—%
Kahala Ireland OpCo LLC - Common Equity (a) (e) (o) (y)	Aerospace & Defense		$—	—	6,550	0.4%
Kahala Ireland OpCo LLC - Profit Participating Note (a) (e) (o) (y)	Aerospace & Defense		3,250	3,069	3,250	0.2%
Kahala US OpCo LLC (o) (x)	Aerospace & Defense	13.00%	4,413	4,464	5,300	0.3%
MBLOX Inc. - Warrants (e)	Internet Software & Services		1,531	—	—	—%
MCF CLO V Warehouse LLC (a)	Diversified Investment Vehicles		$23,486	23,486	23,486	1.4%
NexSteppe Inc. Series C Preferred Stock Warrant (e)	Chemicals		177	500	500	—%
NMFC Senior Loan Program I, LLC (a) (p)	Diversified Investment Vehicles		$50,000	50,000	50,241	3.0%
Orchid Underwriters Agency, LLC (e) (u)	Banking, Finance, Insurance & Real Estate		$500	500	354	—%
Park Ave Holdings, LLC - Common Shares (e) (o) (w)	Real Estate Management & Development		7,900	1,228	4,952	0.3%
Park Ave Holdings, LLC - Preferred Shares (o) (w)	Real Estate Management & Development	8.00%	27	13,319	13,319	0.8%
PennantPark Credit Opportunities Fund II, LP (a) (g) (p)	Diversified Investment Vehicles		$10,000	10,000	11,028	0.7%
S.B. Restaurant Co., Inc. - Warrants (e)	Hotels, Restaurants & Leisure		—	—	—	—%
SkyCross Inc. - Warrants (e)	Electronic Equipment, Instruments & Components		2,254	—	—	—%
South Grand MM CLO I, LLC (a) (p) (ag)	Diversified Investment Vehicles		$30,624	30,173	30,624	1.9%
Squan Holdings Corp. - Class A Common Stock (e) (u)	Diversified Telecommunication Services		1,150	12	—	—%
Squan Holdings Corp. - Series A Preferred Stock (e) (u)	Diversified Telecommunication Services		1	1,139	884	0.1%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

June 30, 2015 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Tax Defense Network, LLC (e) (u)	Diversified Consumer Services		$425	425	847	0.1%
Tennenbaum Waterman Fund, L.P. (a)	Diversified Investment Vehicles		$10,000	10,000	10,821	0.7%
The SAVO Group, Ltd. - Warrants (e)	Internet Software & Services		138	—	—	—%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		$18,316	18,316	18,364	1.1%
U.S. Auto Series A Common Units (e)	Diversified Consumer Services		10	10	10	—%
U.S. Auto Series A Preferred Units (e)	Diversified Consumer Services		1	490	490	—%
Visionary Integration Professionals, LLC - Warrants (e) (u)	IT Services		657	910	884	0.1%
World Business Lenders, LLC (e)	Consumer Finance		923	3,750	4,631	0.3%
Xplornet Communications Inc. - Warrants (a) (e)	Diversified Telecommunication Services		10	—	1,796	0.1%
Zimbra, Inc. - Warrants (Second Lien Debt) (e)	Software		535	—	14	—%
Zimbra, Inc. - Warrants (Third Lien Bridge Note) (e)	Software		1,000	—	579	—%
Sub Total Equity/Other				$213,330	$229,184	14.0%

TOTAL INVESTMENTS - 130.3% (b)				$2,175,055	$2,124,815	130.3%
_____________

(a)
All of the Company's investments, except the investments noted by this footnote, are in eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"). Eligible assets represent 73.9% of the Company's total assets.

(b)	Percentages are based on net assets of $1,632.38 million as of June 30, 2015.

(c)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act. (See Note 3 to the financial statements).

(d)	As of June 30, 2015, the company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be PIK.

(e)	Non-income producing at June 30, 2015.

(f)	The Company has committed to fund a revolver term loan of $0.9 million in RVNB Holdings, Inc. The remaining commitment as of June 30, 2015 was $0.5 million.

(g)	The investment is subject to a three year lock-up restriction on withdrawals in year 4.

(h)	The Company has committed to fund a revolver term loan of $5.0 million in Icynene US Acquisition Corp. The remaining commitment as of June 30, 2015 was $3.0 million.

(i)	The Company has committed to fund $10.0 million in Carlyle GMS Finance, Inc. The remaining commitment as of June 30, 2015 was $5.4 million.

(j)	The Company has committed to fund a delayed draw term loan of $5.0 million in Tax Defense Network, LLC. The remaining commitment as of June 30, 2015 was $3.2 million.

(k)	The Company has committed to fund a delayed draw term loan of $2.6 million in ECI Acquisition Holdings, Inc. The remaining commitment as of June 30, 2015 was $1.8 million.

(l)	The Company has committed to fund a revolver term loan of $2.0 million in Motion Recruitment Partners, LLC. The remaining commitment as of June 30, 2015 was $2.0 million.

(m)	The Company has committed to fund a delayed draw term loan of $5.0 million in VetCor Professional Practices LLC. The remaining commitment as of June 30, 2015 was $5.0 million.

(n)	The Company has committed to fund a delayed draw term loan of $10.0 million in Squan Holding Corp. The remaining commitment as of June 30, 2015 was $10.0 million.

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

(r)	The Company's investment is held through the Consolidated Holding Company, Kahala Aviation Holdings, LLC, which owns 49% of the operating

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

company, Danish CRJ LTD.

(s)
Related Fee Agreements consists of one investment with a fair value of $1,095 thousand that is classified as a Non-affiliated Investment and six investments with a total fair value of $12,736 thousand that are classified as Affiliated Investments.

(t)	The investment is on non-accrual status as of June 30, 2015.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

(v)	The Company has committed to fund a delayed draw term loan of $5.0 million in National Technical Systems, Inc. The remaining commitment as of June 30, 2015 was $5.0 million.

(w)	The Company's investment is held through the consolidated subsidiary, Park Ave RE, Inc., which owns 100% of the equity of the operating company, Park Ave RE Holdings, LLC.

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

(ac)	The Company has committed to fund a delayed draw term loan of $5.0 million in Icynene US Acquisition Corp. The remaining commitment as of June 30, 2015 was $5.0 million.

(ad)	The Company has committed to fund a delayed draw term loan of $20.2 million in ERG Holding Company. The remaining commitment as of June 30, 2015 was $16.4 million.

(ae)	The Company has committed to fund a delayed draw term loan of $2.2 million in InMotion Entertainment Group, LLC. The remaining commitment as of June 30, 2015 was $2.2 million.

(af)	The Company has committed to fund a delayed draw term loan of $5.6 million in Orchid Underwriters Agency, LLC. The remaining commitment as of June 30, 2015 was $5.6 million.

(ag)	The Company has committed to fund $35.0 million in South Grand MM CLO I, LLC. The remaining commitment as of June 30, 2015 was $6.1 million.

(ah)	The Company has committed to fund a delayed draw term loan of $5.0 million in CIG Financial, LLC. The remaining commitment as of June 30, 2015 was $5.0 million.

(ai)	For the six months ended June 30, 2015, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind ("PIK"):

Portfolio Company	Investment Type	Cash	PIK	All-in Rate
Basho Technologies, Inc.	Senior Secured First Lien Debt	10.00%	3.00%	13.00%
Integrity Nutraceuticals	Senior Secured First Lien Debt	10.50%	1.00%	11.50%
Kahala Ireland OpCo LLC	Senior Secured First Lien Debt	—%	13.00%	13.00%
Kahala US OpCo LLC	Senior Secured First Lien Debt	—%	13.00%	13.00%
NexSteppe Inc.	Senior Secured First Lien Debt	10.00%	3.00%	13.00%
PeopLease Holdings, LLC	Senior Secured First Lien Debt	14.00%	—%	14.00%
The Tennis Channel Holdings, Inc.	Senior Secured First Lien Debt	6.81%	2.00%	8.81%
CPX Interactive Holdings, LP	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%
Zimbra, Inc.	Senior Secured Second Lien Debt	10.75%	5.00%	15.75%
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%
Steel City Media	Subordinated Debt	12.00%	2.00%	14.00%
Visionary Integration Professionals, LLC	Subordinated Debt	—%	15.00%	15.00%
Xplornet Communications, Inc.	Subordinated Debt	—%	13.00%	13.00%
Crowley Holdings, Inc. - Series A Preferred Stock	Equity/Other	10.00%	2.00%	12.00%

(aj)	The Company's investment or a portion thereof is pledged as collateral under the UBS Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

(ak)
For equity investments in Collateralized Securities, the effective yield is presented in place of the investment coupon rate for each investment. Refer to footnote (ao) for a further description of an equity investment in a Collateralized Security.

(al)	The Company has committed to fund a revolver term loan of $2.5 million in Pure Barre, LLC. The remaining commitment as of June 30, 2015 was $2.5 million.

(am)	The Company has committed to fund a revolver term loan of $6.0 million in Turning Tech LLC. The remaining commitment as of June 30, 2015 was $3.0 million.

(an)	The Company has committed to fund a delayed draw term loan of $3.5 million in Hanna Anderson, LLC. The remaining commitment as of June 30, 2015 was $3.5 million.

(ao)
The Company’s investment is considered an equity investment in a Collateralized Security. Equity investments represent the Collateralized Security’s tranche that is entitled to recurring distributions which are generally equal to the residual cash flow of the payments made by the investment’s underlying securities less contractual payments to debt holders and expenses.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

June 30, 2015
(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2015 (dollars in thousands):

	At June 30, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles	$498,522	23.6
Hotels, Restaurants & Leisure	133,438	6.3
Health Care Providers & Services	113,987	5.4
Aerospace & Defense	110,151	5.2
Diversified Consumer Services	103,013	4.8
Software	97,482	4.6
Food Products	75,630	3.6
Automotive	73,973	3.5
Commercial Services & Supplies	61,658	2.9
Publishing	58,215	2.7
Professional Services	55,333	2.6
Media	53,402	2.5
Real Estate Management & Development	52,803	2.5
Retailers (except food & drug)	51,956	2.4
Consumer Finance	46,634	2.2
Freight & Logistics	44,837	2.1
Electronic Equipment, Instruments & Components	40,789	1.9
Business Equipment & Services	38,002	1.8
Health Care	37,698	1.8
Diversified Telecommunication Services	36,807	1.7
Technology - Enterprise Solutions	32,473	1.5
Internet Software & Services	29,601	1.4
Transportation Infrastructure	28,123	1.3
Marine	25,845	1.2
Building Products	25,738	1.2
Banking, Finance, Insurance & Real Estate	22,656	1.1
Advertising	20,512	1.0
Machinery	19,875	0.9
Chemicals	19,558	0.9
Diversified Financial Services	19,401	0.9
Communications Equipment	18,030	0.8
Auto Components	17,981	0.8
Wireless Telecommunication Services	13,034	0.6
Textiles, Apparel & Luxury Goods	11,824	0.6
IT Services	10,646	0.5
Steel	9,815	0.5
Telecommunications	6,933	0.3
Capital Markets	6,152	0.3
Oil, Gas & Consumable Fuels	2,288	0.1
Total	$2,124,815	100.0%
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

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Company sold 22,222 shares of common stock to its Adviser on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.  On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and commenced operations as of that date. On February 1, 2012, our Adviser contributed an additional $1,300,000 to purchase 140,784 shares of our common stock at $9.234 per share so that the aggregate contribution by our Adviser was $1,500,000. Our Adviser will not tender any amount of its shares for repurchase as long it continues to serve as our investment adviser. On July 1, 2014, the Company's registration statement on Form N-2 (File No. 333-193241) for its follow-on offering (the "Follow-on") was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Under the Follow-on, the Company can offer up to 101,100,000 shares of its common stock. As of June 30, 2015, the Company had issued 171.2 million shares of common stock for gross proceeds of $1.9 billion including the shares purchased by the Sponsor and shares issued under the Company's distribution reinvestment plan ("DRIP"). As of June 30, 2015, the Company had repurchased 1.3 million shares of common stock for payments of $13.7 million. However, on April 30, 2015 we stopped accepting new subscription agreements dated after that date but continued to accept subscription agreements dated on or prior to April 30, 2015 until June 30, 2015.

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

On July 24, 2012, the Company, through a newly-formed, wholly-owned special purpose financing subsidiary, BDCA Funding I, LLC (“Funding I”), entered into a revolving credit facility (the “Wells Fargo Credit Facility”) with Wells Fargo Bank, National Association, as lender, Wells Fargo Securities, as administrative agent (together, “Wells Fargo”) and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility, which was subsequently amended on April 26, 2013 and September 9, 2013, and June 30, 2014, and May 29, 2015, provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, with a term of 60 months.

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

The Company has formed and expects to continue to form consolidated subsidiaries (the "Consolidated Holding Companies") to hold equity securities of portfolio companies. These Consolidated Holding Companies enable the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. Any tax payable by a Consolidated Holding Company is included as an expense in the Company's Condensed Consolidated Statements of Operations. As of June 30, 2015, 54th Street Equity Holdings, Inc., Kahala Aviation Holdings, LLC, Kahala Aviation US, Inc., Kahala LuxCo, and Park Ave RE, Inc. were the only Consolidated Holding Companies.

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

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Offering costs are recorded as a reduction to contributed capital. As of June 30, 2015, offering costs in the amount of $1.4 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser; however, the Company may, but is not obligated to, pay certain amounts back to the Adviser over time. As of December 31, 2014, offering costs in the amount of $1.4 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser.

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

The Company has a number of investments in Collateralized Securities. Interest income from investments in the "equity" class of these Collateralized Securities (in the Company's case, preferred shares or subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing estimated cash flows in accordance with ASC Topic 325-40-35, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash inflows from its equity investments in Collateralized Securities, including the expected principal repayments. The effective yield is determined and updated quarterly.
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

The Company may limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its DRIP. At the discretion of the Company’s board of

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable period to repurchase shares. In addition, as of the date of this filing, the Company will limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company will offer to repurchase such shares on each date of repurchase at BDCA’s net asset value per share as most recently disclosed on its quarterly report on Form 10-Q or annual report on Form 10-K.

As of June 30, 2015, the Company had repurchased a cumulative 1.3 million shares of common stock for payments of $13.7 million. As of June 30, 2014, the Company had repurchased a cumulative 0.3 million shares of common stock for payments of $2.8 million.

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

In May 2015, the FASB issued ASU No. 2015-07, “Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)”. The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. Sufficient information must be provided to permit reconciliation of the fair value of assets categorized within the fair value hierarchy to the amounts presented in the Statements of Assets and Liabilities. The guidance is required to be presented for annual periods beginning after December 15, 2015, and for interim periods within those fiscal years. The Company is currently reviewing the requirements and believes the adoption of the ASU will not have a material impact on its financial statements.

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

All of the Company’s investment portfolio at June 30, 2015 and December 31, 2014 were comprised of debt and equity instruments for which Level 1 inputs, such as quoted prices, were not available. Therefore, at June 30, 2015 and December 31, 2014, the investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at June 30, 2015 may differ materially from values that would have been used had a ready market for the securities existed.

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

As of June 30, 2015, the Company had one portfolio company, which represented two portfolio investments, on non-accrual status with a total principal amount of $4.2 million, amortized cost of $4.1 million, and no fair value which represented 0.2% and 0.2% of the investment portfolio total principal and amortized cost, respectively. As of June 30, 2014, the Company had one portfolio company, which represented two portfolio investments, on non-accrual status with a total principal amount of $4.2 million, amortized cost of $4.1 million, and no fair value which represented 0.2% and 0.2% of the investment portfolio total principal and amortized cost, respectively. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy.

For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings.

The following table presents fair value measurements of investments, by major class, as of June 30, 2015, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$170,327	$986,619	$1,156,946
Senior Secured Second Lien Debt	—	—	310,969	310,969
Subordinated Debt	—	—	78,175	78,175
Collateralized Securities	—	—	349,541	349,541
Equity/Other	—	—	229,184	229,184
Total	$—	$170,327	$1,954,488	$2,124,815

The following table presents fair value measurements of investments, by major class, as of December 31, 2014, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$325,417	$672,244	$997,661
Senior Secured Second Lien Debt	—	42,663	225,695	268,358
Subordinated Debt	—	—	60,930	60,930
Collateralized Securities	—	—	364,897	364,897
Equity/Other	—	—	225,145	225,145
Total	$—	$368,080	$1,548,911	$1,916,991

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2015:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2014	$672,244	$225,695	$60,930	$364,897	$225,145	$1,548,911
Net unrealized gains (losses)	5,089	(7,661)	(435)	(32,846)	2,054	(33,799)
Purchases and other adjustments to cost	329,650	89,606	17,680	55,411	39,519	531,866
Sales and redemptions	(186,595)	(30,011)	—	(38,121)	(37,969)	(292,696)
Net realized gain	1,062	302	—	200	(65)	1,499
Net transfers in and/or out	165,169	33,038	—	—	500	198,707
Balance as of June 30, 2015	$986,619	$310,969	$78,175	$349,541	$229,184	$1,954,488
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$5,242	$(7,540)	$(435)	$(32,846)	$2,054	$(33,525)

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

For the six months ended June 30, 2015, there were two transfers out of Level 3 to Level 2 as the number of observable market quotes available for these investments increased. For the six months ended June 30, 2015, there were sixteen transfers from Level 2 to Level 3 as the number of observable market quotes available for these investments decreased.

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

The composition of the Company’s investments as of June 30, 2015, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,167,706	$1,156,946	54.4%
Senior Secured Second Lien Debt	320,418	310,969	14.6
Subordinated Debt	83,179	78,175	3.7
Collateralized Securities	390,422	349,541	16.5
Equity/Other	213,330	229,184	10.8
Total	$2,175,055	$2,124,815	100.0%

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

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of June 30, 2015. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$619,294	Yield Analysis	Market Yield	6.00%	17.00%	9.57%
Senior Secured Second Lien Debt (c)	195,440	Yield Analysis	Market Yield	6.25%	29.50%	10.35%
Subordinated Debt	78,175	Yield Analysis	Market Yield	12.00%	21.50%	13.96%
Collateralized Securities (d)	335,709	Discounted Cash Flow	Discount Rate	8.50%	23.00%	19.12%
Equity/Other (e)	46,330	Market Multiple Analysis	EBITDA Multiple	1.0x	67.2x	5.8x
Equity/Other (e)	104,351	Discounted Cash Flow	Discount Rate	11.81%	13.00%	12.41%

______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)	The remaining $367.3 million of senior secured first lien debt were valued based on broker quotes or at their respective acquisition prices as the investments closed near year end.

(c)	The remaining $115.5 million of senior secured second lien debt were valued based on broker quotes or at their respective acquisition prices as the investments closed near year end.

(d)	The remaining $13.8 million of collateralized securities were valued based on recent transactions close to year end.

(e)
The remaining $78.5 million of equity/other investments consisted of $33.4 million which were valued with consideration of their respective appraisal value, $44.6 million which were valued based on the net asset values published by the respective fund and $0.5 million which were valued at their respective acquisition price as the investment closed near the period ending June 30, 2015.

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

Note 4 — Related Party Transactions and Arrangements

The Sponsor, including its indirectly wholly-owned subsidiary, the Adviser, owns 0.16 million shares of the Company’s outstanding common stock as of both June 30, 2015 and December 31, 2014.

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

For the three and six months ended June 30, 2015, the Company incurred $8.8 million and $17.0 million, respectively, of management fees, of which the Adviser did not waive any portion of such fees. For the three and six months ended June 30, 2014, the Company incurred $5.8 million and $9.4 million, respectively, of management fees, of which the Adviser did not waive any portion of such fees.

For the three and six months ended June 30, 2015, the Company incurred $4.9 million and $10.1 million, respectively, of subordinated incentive fees on income, of which the Adviser waived $0.0 million and $3.5 million, respectively. For the three and six months ended June 30, 2014, the Company incurred $2.6 million and $3.4 million, respectively, of subordinated incentive fees on income, of which the Adviser did not waive any portion of such fees.

For the three and six months ended June 30, 2015, the Company incurred $0.0 million and $0.0 million of capital gains incentive fees under the Investment Advisory Agreement, respectively, of which the Adviser did not waive any portion of such fees. For the three and six months ended June 30, 2014, the Company incurred $0.2 million and $0.2 million of capital gains incentive fees under the Investment Advisory Agreement, respectively, of which the Adviser did not waive any portion of such fees.

For accounting purposes only, the Company is required under U.S. GAAP to also accrue a theoretical capital gains incentive fee based upon unrealized capital appreciation on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a capital gains incentive fee that would theoretically be payable to the Adviser. For the three and six months ended June 30, 2015, the Company incurred $(0.3) million and $0.4 million of theoretical capital gains incentive fees, respectively. For the three and six months ended June 30, 2014, the Company incurred $0.9 million and $0.5 million of theoretical capital gains incentive fees, respectively. The amounts actually paid to the Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

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

Quarter Ended	Amount of Expense Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred(1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred (2)	Eligible for Reimbursement Through
March 31, 2011	$—	—%	—%	N/A (3)
June 30, 2011	—	—	—	N/A (3)
September 30, 2011	571	2.88	8.11	September 30, 2014 (4)
December 31, 2011	131	1.97	7.90	December 31, 2014 (4)
March 31, 2012	78	0.90	7.88	March 31, 2015 (4)
June 30, 2012	189	0.30	7.75	June 30, 2015 (4)
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

(3)	"N/A"- Not Applicable

(4)	Expense Support Payment is no longer eligible for reimbursement as of June 30, 2015.

If an Expense Support Payment has not been reimbursed within three years of the date such Expense Support Payment was incurred, the Company’s obligation to pay such Expense Support Payment shall automatically terminate and be of no further effect.

The Company has recorded $1.4 million and $1.7 million as due from affiliate on the condensed consolidated statements of assets and liabilities as of June 30, 2015 and December 31, 2014, respectively, which reflects the netting of amounts due from the Adviser and affiliates and amounts due from the Company. On August 24, 2012, the Adviser made a payment to the Company in the amount of $0.8 million for $1.0 million of operating expenses pursuant to the Expense Support Agreement netted against $0.2 million due from the Company to the Adviser as reimbursement for payments made by the

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Adviser on behalf of the Company. As of June 30, 2015, the Adviser had assumed on a cumulative basis, $1.0 million of operating expenses pursuant to the Expense Support Agreement and none of the cumulative total is eligible for reimbursement. As of December 31, 2014, the Adviser had assumed on a cumulative basis, $1.0 million of operating expenses pursuant to the Expense Support Agreement and $0.7 million of the cumulative total was no longer eligible for reimbursement.

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

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering expenses, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. As of June 30, 2015, offering costs in the amount of $1.4 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser; however, the Company may, but is not obligated to, pay certain amounts back to the Adviser over time. As of December 31, 2014, offering costs in the amount of $1.4 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The following table reflects the fees incurred to our Dealer Manager, the Adviser, RCS, SK Research, and our transfer agent as of and for the three and six months ended June 30, 2015 and June 30, 2014 (dollars in thousands):

	Incurred for the Three Months Ended		Incurred for the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Selling commissions and dealer manager fees (1)	$3,978	$36,601	$10,870	$64,838
Offering costs	(19)	9,811	522	13,139
Management and incentive fees, net	13,704	8,650	23,647	13,041
Investment banking advisory fees (2)	—	165	—	329
Transfer agent fees (3)	1,234	—	1,580	—
Professional fees	336	205	504	205
Other general and administrative	211	—	247	—
Total related party fees	$19,444	$55,432	$37,370	$91,552

The following table reflects the fees unpaid to our Dealer Manager, the Adviser and transfer agent as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	Payable as of
	June 30, 2015	December 31, 2014
Selling commissions and dealer manager fees (1)	$—	$—
Offering costs	1,002	995
Management and incentive fees, net	14,643	10,717
Investment banking advisory fees (2)	—	—
Transfer agent fees (3)	599	614
Professional fees	274	311
Other general and administrative	229	24
Total related party fees	$16,747	$12,661
______________

(1)	Selling commissions and dealer manager fees are not reflected in the Company's condensed consolidated financial statements

(2)	Investment banking advisory fees were paid to the Dealer Manager for strategic advisory services provided to the Company

(3)	Reflects transfer agent fees which are expensed in the Company's condensed consolidated statements of operations

Due from affiliate

The due from affiliate receivable primarily consists of the organization and offering expenses incurred in excess of 1.5% of gross proceeds as the Adviser has agreed to reimburse the Company for these costs per the Investment Advisory Agreement plus non offering costs due from the Adviser such as administrative fees, professional fees, and rent expense. These receivables are partially offset by offering costs payable.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The following table reflects the components of due from affiliate as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Due from affiliate - organization & offering costs in excess of 1.5% of gross proceeds	1,376	1,374
Due from affiliate - non offering costs	1,334	1,948
Offering costs payable	(1,273)	(1,656)
Total due from affiliate	$1,437	$1,666

Note 5 — Borrowings

Credit Facilities

Wells Fargo Credit Facility

On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank as collateral agent, account bank and collateral custodian. The Wells Fargo Credit Facility, which was subsequently amended on April 26, 2013, September 9, 2013, and June 30, 2014, and May 29, 2015, provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, with a term of 60 months.

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

The Wells Fargo Credit Facility will be priced at the one month maturity London Interbank Offered Rate ("LIBOR"), with no LIBOR floor, plus a spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the aggregate principal amount available under the Wells Fargo Credit Facility has not been borrowed. The non-usage fee per annum for the first six months is 0.50%; thereafter, the non-usage fee per annum is 0.50% for the first 20% of the unused balance and 2.0% for the portion of the unused balance that exceeds 20%. For the three and six months ended June 30, 2015, the Company incurred $0.1 million and $0.1 million, respectively, of non-usage fees. For the three and six months ended June 30, 2014, the Company incurred $0.2 million and $0.3 million, respectively, of non-usage fees. Any amounts borrowed under the Wells Fargo Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable in April 2018.

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

As of June 30, 2015, the Company had gross deferred financing costs of $6.3 million, net of accumulated amortization of $1.4 million in connection with the Wells Fargo Credit Facility. As of December 31, 2014, the Company had gross deferred financing costs of $2.9 million, net of accumulated amortization of $1.0 million in connection with the Wells Fargo Credit Facility. At June 30, 2015, $303.1 million was drawn on the Wells Fargo Credit Facility. At December 31, 2014, $288.1 million was drawn on the Wells Fargo Credit Facility. For the three and six months ended June 30, 2015, the Company incurred interest expense related to the outstanding borrowings on the Wells Fargo Credit Facility in the amount of $1.6 million and $3.3 million, respectively. For the year ended December 31, 2014, the Company incurred interest expense related to the outstanding borrowings on the Wells Fargo Credit Facility in the amount of $4.8 million.

Deutsche Bank Credit Facility

On February 21, 2014, the Company, through 2L Funding I, entered into the Deutsche Bank Credit Facility with Deutsche Bank as lender and as administrative agent and U.S. Bank as collateral agent and collateral custodian.

The Deutsche Bank Credit Facility provides for borrowings in an aggregate principal amount of up to $60.0 million with a term of 36 months. The Deutsche Bank Credit Facility will be priced at LIBOR plus 4.25%, with no LIBOR floor. The undrawn rate is 0.75%. 2L Funding I will be subject to a minimum utilization of 50% of the loan amount in the first 12-months and 65% of the loan amount thereafter, measured quarterly. If the utilized portion of the loan amount is less than the foregoing thresholds, such shortfalls shall bear interest at LIBOR plus 4.25%. For the three and six months ended June 30, 2015, the Company incurred $0.1 million and $0.1 million, respectively, of non-usage fees. For the three and six months ended June 30, 2014, the Company incurred $0.2 million and $0.3 million, respectively, of non-usage fees. The Deutsche Bank Credit Facility provides for monthly interest payments for each drawn loan. Any amounts borrowed under the Deutsche Bank Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, in January 2017. 2L Funding I paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Deutsche Bank Credit Facility.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

As of June 30, 2015, the Company had gross deferred financing costs of $1.0 million, net of accumulated amortization of $0.4 million in connection with the Deutsche Bank Credit Facility. As of December 31, 2014, the Company had gross deferred financing costs of $0.9 million, net of accumulated amortization of $0.2 million in connection with the Deutsche Bank Credit Facility. At June 30, 2015, $0.0 million was drawn on the Deutsche Bank Credit Facility. For the year ended December 31, 2014, $60.0 million was drawn on the Deutsche Bank Credit Facility. For the three and six months ended June 30, 2015, the Company incurred interest expense related to the outstanding borrowings on the Deutsche Bank Credit Facility in the amount of $0.2 million and $0.8 million, respectively. For the year ended December 31, 2014, the Company incurred interest expense related to the outstanding borrowings on the Deutsche Bank Credit Facility in the amount of $1.1 million.

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

The Citi Credit Facility will be priced at LIBOR, with no LIBOR floor, plus a spread of 1.70% per annum for the first twenty four months and 2.00% per annum thereafter. Interest is payable quarterly in arrears. CB Funding will be subject to a non-usage fee to the extent the aggregate principal amount available under the Citi Credit Facility has not been borrowed. Any amounts borrowed under the Citi Credit Facility along with any accrued and unpaid interest thereunder will mature, and will be due and payable, in three years. CB Funding paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Citi Credit Facility. For the three and six months ended June 30, 2015, the Company incurred $0.2 million and $0.3 million, respectively, of non-usage fees. For the three and six months ended June 30, 2014, the Company incurred $0.01 million and $0.01 million, respectively, of non-usage fees.

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

As of June 30, 2015, the Company had gross deferred financing costs of $2.3 million, net of accumulated amortization of $0.8 million in connection with the Citi Credit Facility. As of December 31, 2014, the Company had gross deferred financing costs of $2.3 million, net of accumulated amortization of $0.4 million in connection with the Citi Credit Facility. At June 30, 2015 and December 31, 2014, $270.6 million was drawn on the Citi Credit Facility. For the three and six months ended June 30, 2015, the Company incurred interest expense related to the outstanding borrowings on the Citi Credit Facility in the amount of $1.3 million and $2.6 million, respectively. For the year ended December 31, 2014, the Company incurred interest expense related to the outstanding borrowings on the Citi Credit Facility in the amount of $2.6 million.

UBS Credit Facility

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

As of June 30, 2015, the Company had gross deferred financing costs of $0.5 million, net of accumulated amortization of $0.01 million in connection with the UBS Credit Facility. As of December 31, 2014, the Company did not have any gross deferred financing costs in connection with the UBS Credit Facility. At June 30, 2015, $150.0 million was drawn on the UBS Credit Facility. At December 31, 2014, the Company had not entered in to the UBS Credit Facility. For the three and six months ended June 30, 2015, the Company incurred interest expense related to the outstanding borrowings on the UBS Credit Facility

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

in the amount of $1.5 million and $1.5 million, respectively. For the year ended December 31, 2014, the Company incurred no interest expense related to the outstanding borrowings on the UBS Credit Facility.

The weighted average annualized interest cost for all borrowings for the six months ended June 30, 2015 and June 30, 2014 was 2.54% and 2.58%, respectively. The average daily debt outstanding for the six months ended June 30, 2015 and June 30, 2014 was $643.3 million and $162.6 million, respectively. The maximum debt outstanding for the six months ended June 30, 2015 and June 30, 2014 was $723.7 million and $475.3 million, respectively.

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

	Level	Carrying Amount at June 30, 2015	Fair Value at June 30, 2015
Wells Fargo Credit Facility	3	$303,087	$303,087
Deutsche Bank Credit Facility	3	$—	$—
Citi Credit Facility	3	$270,625	$270,625
UBS Credit Facility	3	$150,000	$150,000
		$723,712	$723,712

	Level	Carrying Amount at December 31, 2014	Fair Value at December 31, 2014
Wells Fargo Credit Facility	3	$288,087	$288,087
Deutsche Bank Credit Facility	3	$60,000	$60,000
Citi Credit Facility	3	$270,625	$270,625
		$618,712	$618,712

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

The obligations of 405 Sub under the TRS are non-recourse to the Company and the Company's exposure to the TRS was limited to the amount that it contributed to 405 Sub in connection with the TRS. Generally, that amount will be the amount that 405 Sub was required to post as cash collateral for each loan (which in most instances was approximately 25% of the market value of a loan at the time that such loan was purchased). There was no cash collateral on deposit as of June 30, 2015 and December 31, 2014 as the TRS was terminated on June 27, 2014. As amended, the TRS provided that 405 Sub could have selected a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the TRS) of $450.0 million.

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

The Company did not hold the TRS at June 30, 2015 or December 31, 2014.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Note 7 — Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2015, the Company had unfunded commitments on delayed draw term loans of $62.7 million, unfunded commitments on revolver term loans of $11.0 million and unfunded equity commitments of $11.5 million. As of December 31, 2014, the Company had unfunded commitments on delayed draw term loans of $77.9 million and unfunded equity commitments of $17.7 million. The unfunded commitments are disclosed in the Company's condensed consolidated schedule of investments. For purposes of evaluating compliance with the requirements of the SEC 200% asset coverage test, the Company will either (i) maintain sufficient cash and/or liquid assets to cover the amount of unfunded commitments that are currently outstanding or (ii) treat outstanding unfunded commitments as senior securities.

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

Note 9 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through June 30, 2015, the Company sold 171.2 million shares of common stock for gross proceeds of $1.9 billion, including shares purchased by the Sponsor and shares issued under the DRIP. As of June 30, 2015, the Company had repurchased 1.3 million shares of common stock for payments of $13.7 million.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The following table reflects the common stock activity for the six months ended June 30, 2015 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	10,925,051	$121,032
Shares Issued through DRIP	3,416,869	34,419
Share Repurchases	(722,922)	(7,596)
	13,618,998	$147,855

The following table reflects the common stock activity for the six months ended June 30, 2014 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	65,264,138	$722,821
Shares Issued through DRIP	1,769,824	17,840
Share Repurchases	(113,135)	(1,189)
	66,920,827	$739,472

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

The Company currently intends to limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its DRIP. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, as of September 30, 2013, the Company limited the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company will offer to repurchase such shares on each date of repurchase at BDCA’s net asset value per share as most recently disclosed on its quarterly report on Form 10-Q or annual report on Form 10-K.
The first quarterly tender offer commenced on September 12, 2012 and was completed on October 8, 2012. The following table reflects certain information regarding the quarterly tender offers that we have completed to date:

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Quarterly Offer Date	Repurchase Date	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
September 12, 2012	October 8, 2012	—	$9.71	$—
December 13, 2012	January 15, 2013	10,732	$9.90	$106.22
March 27, 2013	April 25, 2013	29,625	$10.18	$301.58
July 15, 2013	August 13, 2013	30,365	$10.18	$308.97
October 22, 2013	November 21, 2013	55,255	$10.36	$572.44
February 4, 2014	March 6, 2014	68,969	$10.36	$714.52
June 6, 2014	July 11, 2014	117,425	$10.36	$1,216.38
August 7, 2014	September 10, 2014	111,854	$10.36	$1,158.80
December 19, 2014	January 23, 2015	313,101	$10.36	$3,243.73
March 16, 2015	April 15, 2015	162,688	$10.36	$1,685.45
Note 11 — Net Increase in Net Assets

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of June 30, 2015 and December 31, 2014.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the six months ended June 30, 2015 and June 30, 2014 (dollars in thousands except share and per share amounts):

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2015	2014	2015	2014
Basic and diluted
Net increase in net assets from operations	$1,067	$24,605	$32,190	$42,006
Weighted average common shares outstanding	170,406,339	115,859,732	166,138,863	97,258,326
Net increase in net assets resulting from operations per share - basic and diluted	$0.01	$0.21	$0.19	$0.43

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The table below shows changes in our offering price and distribution rates since the commencement of our public offering.

Announcement Date	New Public Offering Price	Effective Date	Daily Distribution Amount per share	Annualized Distribution Rate
November 14, 2011	$10.26	November 16, 2011	0.002221920	7.90%
May 1, 2012	$10.44	June 1, 2012	0.002215850	7.75%
August 14, 2012	$10.50	September 4, 2012	0.002246575	7.81%
September 24, 2012	$10.60	October 16, 2012	0.002246575	7.74%
October 15, 2012	$10.70	November 1, 2012	0.002273973	7.76%
February 5, 2013	$10.80	February 18, 2013	0.002293151	7.75%
February 25, 2013	$10.90	March 1, 2013	0.002314384	7.75%
April 3, 2013	$11.00	April 16, 2013	0.002335616	7.75%
August 15, 2013	$11.10	August 16, 2013	0.002356849	7.75%
October 29, 2013	$11.20	November 1, 2013	0.002378082	7.75%
May 28, 2015	$11.15	April 16, 2015	0.002378082	7.78%
Note 12 — Distributions

The Company has declared and paid cash distributions to stockholders on a monthly basis since it commenced operations. From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO and Follow-on. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of June 30, 2015, the Company had accrued $12.2 million in stockholder distributions that were unpaid. As of December 31, 2014, the Company had accrued $11.6 million in stockholder distributions that were unpaid.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
May 31, 2012	June 1, 2012	$0.07	$289	$91	$380
June 30, 2012	July 2, 2012	0.06	313	113	426
July 31, 2012	August 1, 2012	0.07	361	146	507
August 31, 2012	September 4, 2012	0.07	394	173	567
September 30, 2012	October 1, 2012	0.06	429	203	632
October 31, 2012	November 1, 2012	0.07	505	247	752
November 30, 2012	December 3, 2012	0.07	612	287	899
December 17, 2012	December 27, 2012	0.09	917	462	1,379
December 31, 2012	January 2, 2013	0.07	682	341	1,023
			$4,904	$2,236	$7,140
2013:
January 31, 2013	February 1, 2013	$0.07	$787	$395	$1,182
February 28, 2013	March 1, 2013	0.06	797	408	1,205
March 31, 2013	April 1, 2013	0.07	1,008	525	1,533
April 30, 2013	May 1, 2013	0.07	1,098	590	1,688
May 31, 2013	June 1, 2013	0.07	1,276	755	2,031
June 30, 2013	July 1, 2013	0.07	1,396	893	2,289
July 31, 2013	August 1, 2013	0.07	1,608	1,071	2,679
August 31, 2013	September 1, 2013	0.07	1,764	1,285	3,049
September 30, 2013	October 1, 2013	0.07	1,868	1,408	3,276
October 31, 2013	November 1, 2013	0.07	2,092	1,673	3,765
November 30, 2013	December 2, 2013	0.07	2,225	1,799	4,024
December 31, 2013	January 2, 2014	0.07	2,504	2,074	4,578
			$18,423	$12,876	$31,299
2014:
January 31, 2014	February 4, 2014	$0.07	$2,717	$2,317	$5,034
February 28, 2014	March 3, 2014	0.06	2,751	2,399	5,150
March 31, 2014	April 1, 2014	0.07	3,499	3,197	6,696
April 30, 2014	May 1, 2014	0.07	3,816	3,610	7,426
May 30, 2014	June 2, 2014	0.07	4,383	4,244	8,627
June 30, 2014	July 1, 2014	0.07	4,584	4,533	9,117
July 31, 2014	August 1, 2014	0.07	5,029	4,986	10,015
August 29, 2014	September 1, 2014	0.07	5,160	5,097	10,257
September 30, 2014	October 2, 2014	0.07	5,198	5,120	10,318
October 31, 2014	November 3, 2014	0.07	5,550	5,510	11,060
November 30, 2014	December 2, 2014	0.07	5,529	5,483	11,012
December 31, 2014	January 2, 2015	0.07	5,852	5,735	11,587
			$54,068	$52,231	$106,299
2015:
January 31, 2015	February 4, 2015	$0.07	$5,948	$5,797	$11,745
February 28, 2015	March 2, 2015	0.07	5,520	5,235	10,755
March 31, 2015	April 1, 2015	0.07	6,265	5,898	12,163

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
April 30, 2015	May 1, 2015	$0.07	$6,242	$5,849	$12,091
May 29, 2015	June 1, 2015	0.07	6,680	5,905	12,585
June 30, 2015	July 1, 2015	0.07	6,485	5,735	12,220
			$37,140	$34,419	$71,559
			$114,628	$101,827	$216,455

The following table reflects the stock distributions per share that the Company declared on its common stock to date:

Date Declared	Record Date	Payment Date	Per Share	Distribution Percentage	Shares Issued
March 29, 2012	May 1, 2012	May 2, 2012	$0.05	0.49%	25,709

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

Note 13 — Income Tax Information and Distributions to Stockholders

The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a RIC is exempt from federal income taxes if it meets, certain quarterly asset diversification requirements, annual income tests, and distributes to stockholders its ‘‘Investment Company Taxable Income,’’ as defined in the Code, each taxable year. Distributions declared prior to the filing of the previous year's tax return and paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its RIC status each year. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income each calendar year, 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which it paid no federal income taxes.

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

As of June 30, 2015, the Company had a deferred tax asset of $0.5 million and a deferred tax liability of $(2.0) million pertaining to the unrealized depreciation (appreciation) on investments and a $1.1 million deferred tax asset pertaining to operating income. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $0.5 million and $1.0 million for the deferred tax assets generated from unrealized depreciation and operating income, respectively. As of June 30, 2015, the cost basis of investments for tax purposes was $2,174.2 million resulting in estimated gross unrealized appreciation and depreciation of $29.1 million and $78.5 million, respectively.

As of December 31, 2014, the Company had a deferred asset of $0.9 million and a deferred liability of $(2.4) million pertaining to the unrealized depreciation (appreciation) on investments and a $1.1 million deferred asset pertaining to operating income. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $0.9 million and $1.0 million for the deferred tax assets generated from unrealized depreciation and operating income, respectively. As of December 31, 2014, the cost basis of investments for tax purposes was $1,933.6 million resulting in estimated gross unrealized appreciation and depreciation of $26.4 million and $43.1 million, respectively. The deferred assets and deferred liabilities relate to the Consolidated Holding Companies.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Note 14 — Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2015 and June 30, 2014:

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2015	2014
Per share data:
Net asset value, beginning of period	$9.74	$9.86

Results of operations (1) Net investment income	0.39	0.30
Net realized and unrealized appreciation (depreciation) on investments	(0.20)	0.01
Net realized and unrealized appreciation on total return swap	—	0.12
Net unrealized appreciation on minority interests	—	—
Net unrealized deferred tax	—	—
Net increase in net assets resulting from operations	0.19	0.43

Stockholder distributions (2) Distributions from net investment income	(0.43)	(0.30)
Distributions from net realized gain on investments and total return swap	—	(0.13)
Net decrease in net assets resulting from stockholder distributions	(0.43)	(0.43)

Capital share transactions Issuance of common stock (3)	0.08	0.15
Repurchases of common stock	(0.05)	(0.01)
Offering costs	—	(0.11)
Net increase in net assets resulting from capital share transactions	0.03	0.03
Net asset value, end of period	$9.53	$9.89
Shares outstanding at end of period	171,153,038	130,592,469
Total return (6)	2.12%	4.63%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$1,632,375	$1,292,359
Ratio of net investment income to average net assets (4)(5)(8)	8.24%	6.26%
Ratio of total expenses to average net assets (4)(5)(8)	5.12%	3.98%
Ratio of incentive fees to average net assets (5)(8)	0.41%	0.38%
Ratio of credit facility related expenses to average net assets (8)	1.25%	0.64%
Portfolio turnover rate (7)	19.55%	35.44%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

______________

(1)
The per share data was derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense waiver and reimbursement equals $0.37 for the six months ended June 30, 2015.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous offering.

(4)	Offering cost are not included as an expense in the calculation of this ratio.

(5)
For the six months ended June 30, 2015, excluding the expense waiver and reimbursement, the ratio of net investment income, total expenses, and incentive fees to average net assets is 7.79%, 5.57%, and 0.64%, respectively.

(6)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the six months ended June 30, 2015, includes the effect of the expense waiver and reimbursement which equaled 0.22%.

(7)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Not annualized.

(8)	Ratios are annualized, except for incentive fees.

Note 15 – Schedule of Investments and Advances to Affiliates

The following table presents the Schedule of Investments and Advances to Affiliates as of June 30, 2015:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2014	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2015
Control Investments
Kahala US OpCo LLC	Senior Secured First Lien Debt	$254	$7,131	$181	$(4,875)	$—	$—	$2,437
Kahala Ireland OpCo LLC	Senior Secured First Lien Debt	3,500	47,843	16,544	—	—	—	64,387
Kahala Ireland OpCo LLC - Common Equity	Equity/Other	—	5,275	—	—	—	1,275	6,550
Kahala Ireland OpCo LLC - Profit Participating Note	Equity/Other	—	1,625	1,625	(145)	—	145	3,250
Kahala US OpCo LLC	Equity/Other	—	7,500	—	(1,750)	(65)	(385)	5,300
Park Ave RE Holdings, LLC	Subordinated Debt	1,068	6,107	16,530	—	—	—	22,637
Park Ave Holdings, LLC - Common Shares	Equity/Other	—	5,551	—		—	(599)	4,952
Park Ave Holdings, LLC - Preferred Shares	Equity/Other	—	7,809	5,510	—	—	—	13,319
Total Control Investments		$4,822	$88,841	$40,390	$(6,770)	$(65)	$436	$122,832

Affiliate Investments
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	$1,992	$31,280	$—	$(2,800)	$—	$(1,476)	$27,004
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	1,403	22,553	—	(1,855)	—	(1,648)	19,050
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	1,767	26,479	—	(2,330)	—	(1,612)	22,537

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2014	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2015
Danish CRJ LTD.	Senior Secured First Lien Debt	$13	$181	$—	$—	$—	$(72)	$109
Danish CRJ LTD.	Equity/Other	—	260	—	—	—	(260)	—
Fifth Street Senior Loan Fund I, LLC	Equity/Other	1,317	35,000	—	(35,000)	—	—	—
Fifth Street Senior Loan Fund I, LLC - 1A Class F	Collateralized Securities	367	—	8,856	—	—	(25)	8,831
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes	Collateralized Securities	1,199	—	26,832	1,220	—	(3,128)	24,924
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	1,350	27,128	—	144	—	(4,743)	22,529
MCF CLO V Warehouse LLC	Equity/Other	754	—	23,486	—	—	—	23,486
MidOcean Credit CLO II, LLC	Collateralized Securities	2,411	33,712	—	(1,579)	—	(3,403)	28,730
MidOcean Credit CLO III, LLC	Collateralized Securities	3,036	36,120	—	(2,291)	—	(2,634)	31,195
MidOcean Credit CLO IV, LLC - Warehouse	Collateralized Securities	—	18,500	—	(18,700)	200	—	—
MidOcean Credit CLO IV, LLC	Collateralized Securities	2,034	—	18,500	—	—	(856)	17,644
NMFC Senior Loan Program I, LLC	Equity/Other	3,657	49,371	—	—	—	870	50,241
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	4,723	30,474	—	—	—	(2,858)	27,616
Ocean Trails CLO V, LTD.	Collateralized Securities	2,363	34,607	—	(1,844)	—	(528)	32,235
OFSI Fund VI, Ltd. Subordinated Notes	Collateralized Securities	2,825	32,707	—	(2,063)	—	(2,641)	28,003
PennantPark Credit Opportunities Fund II, LP	Equity/Other	—	10,764	—	—	—	264	11,028
Related Fee Agreements	Collateralized Securities	—	15,081	1,221	(2,315)	—	(1,251)	12,736
Silver Spring CLO, Ltd.	Collateralized Securities	1,546	27,398	—	(2,144)	—	(4,168)	21,086
South Grand MM CLO I, LLC	Equity/Other	1,917	27,744	2,880	—	—	—	30,624
THL Credit Greenway Fund II LLC	Equity/Other	724	18,877	230	(998)	—	255	18,364
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	2,264	27,570	—	(1,435)	—	(1,809)	24,326
Total Affiliate Investments		$37,662	$505,806	$82,005	$(73,990)	$200	$(31,723)	$482,298
Total Control & Affiliate Investments		$42,484	$594,647	$122,395	$(80,760)	$135	$(31,287)	$605,130
______________________________________________________

(1)	The principal amount and ownership detail are shown in the condensed consolidated schedules of investments.

The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2014:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value December 31, 2013	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2014
Control Investments
Kahala US OpCo LLC	Senior Secured First Lien Debt	$2,273	$15,860	$11,696	$(20,425)	$—	$—	$7,131
Kahala Ireland OpCo LLC	Senior Secured First Lien Debt	1,500	—	47,843	—	—	—	47,843
Kahala Ireland OpCo LLC - Common Equity	Equity/Other	—	—	—	—	—	5,275	5,275

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value December 31, 2013	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2014
Kahala Ireland OpCo LLC - Profit Participating Note	Equity/Other	$—	$—	$3,216	$(1,627)	$—	$36	$1,625
Kahala US OpCo LLC	Equity/Other	10	—	13,919	(7,640)	—	1,221	7,500
Kahala Aviation Holdings, LLC (2) (3)	Equity/Other	—	—	—	—	—	—	—
Kahala Aviation Holdings, LLC - Preferred Shares (3)	Equity/Other	—	5,271	2,525	(7,796)	—	—	—
Park Ave RE Holdings, LLC	Subordinated Debt	1,293	9,750	18,058	(21,701)	—	—	6,107
Park Ave Holdings, LLC	Equity/Other	—	—	9,049	(9,049)		—	—
Park Ave Holdings, LLC - Common Shares	Equity/Other	—	—	1,229	—	—	4,322	5,551
Park Ave Holdings, LLC - Preferred Shares	Equity/Other	587	—	7,809	—	—	—	7,809
Park Ave RE, Inc. (3)	Equity/Other	—	33	46	—	(79)	—	—
Park Ave RE, Inc. - Preferred Shares (3)	Equity/Other	—	3,218	4,591	(7,809)	—	—	—
Total Control Investments		$5,663	$34,132	$119,981	$(76,047)	$(79)	$10,854	$88,841

Affiliate Investments
Apidos XVI CLO, LTD. Subordinated Notes	Collateralized Securities	$1,487	$13,650	$—	$(12,762)	$(888)	$—	$—
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	2,904	—	35,420	(1,686)	—	(2,454)	31,280
Catamaran CLO 2013-1 Ltd. Subordinated Notes	Collateralized Securities	247	20,404	—	(21,176)	3,236	(2,464)	—
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	3,584	28,086	—	(4,497)	—	(1,036)	22,553
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	2,558	—	51,487	(23,705)	157	(1,460)	26,479
Danish CRJ LTD.	Senior Secured First Lien Debt	20	—	181	—	—	—	181
Danish CRJ LTD.	Equity/Other	—	—	501	(500)		259	260
Fifth Street Senior Loan Fund I, LLC	Equity/Other	777	—	35,000	—	—	—	35,000
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	2,001	—	63,400	(35,536)	—	(736)	27,128
Garrison Funding 2013-1 Ltd. Subordinated Notes	Collateralized Securities	42	15,000	—	(18,297)	3,297	—	—
JMP Credit Advisors CLO II Ltd. Subordinated Notes	Collateralized Securities	28	6,099	—	(6,303)	603	(399)	—
MidOcean Credit CLO II, LLC	Collateralized Securities	4,614	—	34,058	(1,034)	—	688	33,712
MidOcean Credit CLO II, Ltd. Subordinated Notes	Collateralized Securities	184	20,543	—	(20,543)	—	—	—
MidOcean Credit CLO III, LLC	Collateralized Securities	2,753	—	37,180	(1,820)	60	700	36,120
MidOcean Credit CLO IV, LLC	Collateralized Securities	627	—	18,500	—	—	—	18,500
NMFC Senior Loan Program I, LLC	Equity/Other	1,984	—	50,000	—	—	(629)	49,371
NewStar Arlington Fund, LLC	Equity/Other	1,806	30,000	214	(30,214)	—	—	—
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	74	—	29,514	—	—	960	30,474
Ocean Trails CLO V, LTD.	Collateralized Securities	2,508	—	77,722	(41,882)	—	(1,233)	34,607
OFSI Fund VI, Ltd. Subordinated Notes	Collateralized Securities	2,896	—	32,895	—	—	(188)	32,707
OFSI Fund VI, Ltd. Warehouse	Collateralized Securities	—	—	17,000	(17,000)	—	—	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other	724	10,550	—	—	—	214	10,764
Related Fee Agreements	Collateralized Securities	—	—	15,440	(439)	—	80	15,081

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value December 31, 2013	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2014
Shackleton 2014-V CLO, LTD. Subordinated Notes	Collateralized Securities	$994	$—	$35,000	$(35,000)	$—	$—	$—
Shackleton 2014-5A CLO, LTD. Subordinated Notes	Collateralized Securities	—	—	35,800	(37,120)	1,320	—	—
Silver Spring CLO, Ltd.	Collateralized Securities	1,894	—	59,701	(30,000)	—	(2,303)	27,398
South Grand MM CLO I, LLC	Equity/Other	1,385	872	26,872	(451)	—	451	27,744
THL Credit Greenway Fund II LLC	Equity/Other	1,325	9,005	10,844	(698)	—	(274)	18,877
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	2,841	—	30,690	(2,086)	—	(1,034)	27,570
Total Affiliate Investments		$40,257	$154,209	$697,419	$(342,749)	$7,785	$(10,858)	$505,806
Total Control & Affiliate Investments		$45,920	$188,341	$817,400	$(418,796)	$7,706	$(4)	$594,647
______________________________________________________

(1)	The principal amount and ownership detail are shown in the Consolidated Schedules of Investments.

(2)	In accordance with the subscription agreement executed with Kahala Aviation Holdings, LLC dated December 23, 2013, the Company owns 84 common units of shares.

(3)	The Company consolidated Kahala Aviation Holdings, LLC and Park Ave RE, Inc. within its Consolidated Financial Statements beginning in the period ended June 30, 2014.

Note 16 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the condensed consolidated financial statements except for the following:

From July 1, 2015 to August 12, 2015, the Company has issued 6.8 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $74.4 million.

On July 10, 2015, the Company, through a wholly-owned, special-purpose, bankruptcy-remote subsidiary, BDCA Helvetica Funding, Ltd., amended its debt financing arrangement with UBS, to increase the amount of debt available under the facility from $150,000,000 to $210,000,000 to the Company to fund investments in new securities and for other general corporate purposes (the “Facility”). Pricing under the Facility is based on three-month LIBOR plus a spread of 3.90% per annum for the relevant period.

Sponsor Transactions

On August 6, 2015, the Sponsor entered into a transaction agreement (the “Transaction Agreement”) with AMH Holdings (Cayman), L.P. (“AMH”), a Cayman Islands exempted limited partnership and an affiliate of Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”), and a newly-formed entity, AR Global Investments, LLC, a Delaware limited liability company (“AR Global”). The Transaction Agreement provides that the Sponsor will transfer to AR Global substantially all of the assets of its ongoing asset management business (including equity interests in its subsidiaries, which includes the parent of the Adviser.  The Transaction Agreement also provides that AMH will contribute money and other assets to AR Global.  Following the consummation of the transactions contemplated by the Transaction Agreement, AMH will hold a 60% interest in AR Global and the Sponsor will hold a 40% interest in AR Global. The business and affairs of AR Global will be overseen by a board of managers comprised of ten members, six of which will be appointed by AMH and four of which will be appointed by the Sponsor.  The Adviser is currently owned indirectly by the Sponsor and following the Transactions will be owned indirectly by AR Global.

Also on August 6, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Company’s former dealer manager and a company under common control with the Sponsor, announced that it has entered into an agreement with an affiliate of Apollo to sell RCS Capital’s wholesale distribution division, including the Dealer Manager, and certain related

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

entities (collectively, the "Transactions"). Upon completion of the transaction, the former Dealer Manager will continue to operate as a stand-alone entity within AR Global. The current management team of the former Dealer Manager, which is led by William E. Dwyer III, will continue to operate the day-to-day functions of the business.

The various Transactions are subject to customary closing conditions and are expected to close in 2015. Upon the consummation of the Transactions, an “assignment,” within the meaning of the Investment Company Act of 1940, of the Second Amended and Restated Investment Advisory and Management Services Agreement (the “Advisory Agreement”) between the Company and the Adviser will occur, which will result in the termination of the Advisory Agreement in accordance with its terms.  The Company’s independent directors unanimously gave an authorization to proceed with the Transactions, subject to any required regulatory approvals as well as approvals by the Company’s board of directors and shareholders, including approval of a new advisory agreement with the Adviser to go into effect after the Transaction with respect to the Adviser’s parent is completed.

Distribution Reinvestment Plan

On August 11, 2015, the Company adopted a new distribution reinvestment plan (the “New DRP”). Pursuant to the New DRP, the Company will reinvest all cash dividends or distributions (“Distributions”) declared by the board of directors of the Company (the “Board”) on behalf of investors who do not elect to receive their Distributions in cash as described below (the “Participants”). As a result, if the Board declares a Distribution, then stockholders who have not elected to “opt out” of the New DRP will have their Distributions automatically reinvested in additional shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), as described below. The New DRP does not change a stockholder’s election to receive a Distribution in shares of Common Stock or cash as currently on file with the Plan Administrator. The timing and amount of any future Distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Board.

With respect to each Distribution pursuant to the New DRP, the Company reserves the right to either issue new shares of Common Stock or purchase shares of Common Stock in the open market in connection with implementation of the New DRP. Unless the Company, in its sole discretion, otherwise directs the Plan Administrator, (A) if the per share Market Price (as defined in the New DRP) is equal to or greater than the estimated net asset value per share (rounded up to the nearest whole cent) (“NAV”) of Common Stock on the payment date for the Distribution, then the Company will issue shares of Common Stock at the greater of (i) NAV or (ii) 95% of the Market Price; or (B) if the Market Price is less than the NAV, then, in the sole discretion of the Company, (i) shares of Common Stock will be purchased in open market transactions for the accounts of Participants to the extent practicable, or (ii) the Company will issue shares of Common Stock at NAV. Pursuant to the terms of the New DRP, the number of shares of Common Stock to be issued to a Participant will be determined by dividing the total dollar amount of the Distribution payable to a Participant by the price per share at which the Company issues such shares; provided, however, that shares purchased in open market transactions by the Plan Administrator will be allocated to a Participant based on the average purchase price, excluding any brokerage charges or other charges, of all shares of Common Stock purchased in the open market.

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

On January 25, 2011, we commenced our initial public offering (the "IPO") on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. We sold 22,222 shares of common stock to our Adviser on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. On August 25, 2011, we raised sufficient funds to break escrow on our IPO and commenced operations as of that date. On February 1, 2012, our Adviser contributed an additional $1,300,000 to purchase 140,784 shares of our common stock at $9.234 per share so that the aggregate contribution by our Adviser was $1,500,000. Our Adviser will not tender any amount of its shares for repurchase as long it continues to serve as our investment adviser. On July 1, 2014, our registration statement on Form N-2 (File No. 333-193241) for our follow-on offering (the "Follow-on") was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, our IPO was terminated. Under the Follow-on, we can offer up to 101,100,000 shares of common stock. As of June 30, 2015, we had issued 171.2 million shares of common stock for gross proceeds of $1.9 billion including the shares purchased by the Sponsor and shares issued under our distribution reinvestment plan ("DRIP"). As of June 30, 2015, we had repurchased a cumulative 1.3 million shares of common stock for payments of $13.7 million. However, on April 30, 2015, we stopped accepting new subscription agreements dated after that date but continued to accept subscription agreements dated on or prior to April 30, 2015 until June 30, 2015.

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

In addition, we are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities (excluding borrowings) to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with Wells Fargo, Deutsche Bank and Citibank, N.A. (“Citi”). We previously had entered into a total return swap agreement (“TRS”) through a wholly owned, consolidated subsidiary, 405 TRS I, LLC (“405 Sub”) with Citi but we terminated the TRS with Citi in June 2014. For a detailed discussion of the TRS and our current credit facilities, please refer to “Liquidity and Capital Resources” below.

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

As of June 30, 2015, our investment portfolio totaled $2.1 billion and consisted of $1.2 billion of senior secured first lien debt, $311.0 million of senior secured second lien debt, $78.2 million of subordinated debt, $349.5 million of collateralized securities and $229.2 million of equity and other investments. Our overall portfolio consisted of 119 portfolio companies with an average investment size of $17.4 million, a weighted average current yield on debt investments of 10.4% exclusive of any loan discounts, and was invested 54.4% in senior secured first lien debt, 14.6% in senior secured second lien debt, 3.7% in subordinated debt, 16.5% in collateralized securities and 10.8% in equity and other investments.

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

Portfolio and Investment Activity

During the six months ended June 30, 2015, we made $626.0 million of investments in portfolio companies and had $392.9 million in aggregate amount of exits and repayments, resulting in net investments of $233.1 million for the period.

Our portfolio composition, based on fair value at June 30, 2015 was as follows:

	June 30, 2015
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	54.4%	8.4%
Senior Secured Second Lien Debt	14.6	10.5
Subordinated Debt	3.7	13.8
Collateralized Securities (2)	16.5	14.9
Equity/Other	10.8	N/A
Total	100.0%	10.4%
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

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2015 (dollars in thousands):

	At June 30, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles (1)	$498,522	23.6
Hotels, Restaurants & Leisure	133,438	6.3
Health Care Providers & Services	113,987	5.4
Aerospace & Defense	110,151	5.2
Diversified Consumer Services	103,013	4.8
Software	97,482	4.6
Food Products	75,630	3.6
Automotive	73,973	3.5
Commercial Services & Supplies	61,658	2.9
Publishing	58,215	2.7
Professional Services	55,333	2.6
Media	53,402	2.5
Real Estate Management & Development	52,803	2.5
Retailers (except food & drug)	51,956	2.4
Consumer Finance	46,634	2.2
Freight & Logistics	44,837	2.1
Electronic Equipment, Instruments & Components	40,789	1.9
Business Equipment & Services	38,002	1.8
Health Care	37,698	1.8
Diversified Telecommunication Services	36,807	1.7
Technology - Enterprise Solutions	32,473	1.5
Internet Software & Services	29,601	1.4
Transportation Infrastructure	28,123	1.3
Marine	25,845	1.2
Building Products	25,738	1.2
Banking, Finance, Insurance & Real Estate	22,656	1.1
Advertising	20,512	1.0
Machinery	19,875	0.9
Chemicals	19,558	0.9
Diversified Financial Services	19,401	0.9
Communications Equipment	18,030	0.8
Auto Components	17,981	0.8
Wireless Telecommunication Services	13,034	0.6
Textiles, Apparel & Luxury Goods	11,824	0.6
IT Services	10,646	0.5
Steel	9,815	0.5
Telecommunications	6,933	0.3
Capital Markets	6,152	0.3
Oil, Gas & Consumable Fuels	2,288	0.1
Total	$2,124,815	100.0%
______________
(1) Diversified Investment Vehicles consists of Collateralized Securities and equity investments in funds.

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2014 (dollars in thousands):

	At December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles (1)	$518,685	27.0%
Health Care Providers & Services	113,015	5.8
Aerospace & Defense	105,770	5.4
Food Products	73,185	3.8
Diversified Consumer Services	71,287	3.7
Automotive	68,280	3.6
Hotels, Restaurants & Leisure	65,027	3.4
Publishing	63,770	3.3
Software	57,248	3.0
Media	52,773	2.8
Building Products	50,960	2.7
Consumer Finance	49,535	2.6
Retailers (except food & drug)	49,000	2.6
Commercial Services & Supplies	48,928	2.6
Professional Services	42,310	2.2
Electronic Equipment, Instruments & Components	41,075	2.1
Business Equipment & Services	38,549	2.0
Diversified Telecommunication Services	37,199	1.9
Marine	35,494	1.9
Internet Software & Services	33,162	1.7
Real Estate Management & Development	31,924	1.7
Banking, Finance, Insurance & Real Estate	31,523	1.6
Transportation Infrastructure	27,975	1.5
Advertising	19,624	1.0
Diversified Financial Services	18,863	1.0
Health Care	16,660	0.9
Capital Markets	16,295	0.9
Freight & Logistics	15,563	0.8
Wireless Telecommunication Services	13,749	0.7
Auto Components	12,870	0.7
Communications Equipment	12,617	0.7
Road & Rail	12,499	0.7
Technology - Enterprise Solutions	12,224	0.6
Textiles, Apparel & Luxury Goods	11,823	0.6
IT Services	10,927	0.6
Steel	9,771	0.5
Healthcare & Pharmaceuticals	9,625	0.5
Chemicals	9,609	0.5
Oil, Gas & Consumable Fuels	7,598	0.4
Total	$1,916,991	100.0%

______________
(1) Diversified Investment Vehicles consists of Collateralized Securities and equity investments in funds.

The following table presents the fair value measurements at June 30, 2015 for Level 3 investments (dollars in thousands):

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
Ability Networks Inc.	Senior Secured Second Lien Debt	$11,990	0.6%
AM General LLC	Senior Secured First Lien Debt	4,830	0.2
Amports, Inc.	Senior Secured First Lien Debt	15,037	0.7
Applied Merchant Systems West Coast, Inc.	Senior Secured First Lien Debt	19,401	0.9
Appriss Holdings, Inc.	Senior Secured Second Lien Debt	14,972	0.7
AxleTech International, LLC	Senior Secured First Lien Debt	19,875	0.9
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	27,004	1.3
Basho Technologies, Inc.	Senior Secured First Lien Debt	9,932	0.5
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant	Equity/Other	29	—
Basho Technologies, Inc. - Series G Senior Preferred Stock	Equity/Other	2,001	0.1
Boston Market Corporation	Senior Secured Second Lien Debt	14,726	0.7
Carlyle GMS Finance, Inc.	Equity/Other	4,417	0.2
Central Security Group, Inc.	Senior Secured First Lien Debt	18,269	0.9
Chicken Soup for the Soul Publishing, LLC	Senior Secured First Lien Debt	29,897	1.4
CIG Financial, LLC	Senior Secured Second Lien Debt	14,621	0.7
ConvergeOne Holdings Corp.	Senior Secured First Lien Debt	16,762	0.8
CPX Interactive Holdings, LP - Series A Convertible Preferred Shares	Equity/Other	6,615	0.3
CPX Interactive Holdings, LP - Warrants	Equity/Other	899	—
CPX Interactive LLC	Senior Secured Second Lien Debt	18,923	0.9
CREDITCORP	Senior Secured Second Lien Debt	10,931	0.5
Crowley Holdings, Inc. - Series A Preferred Stock	Equity/Other	25,845	1.2
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	19,050	0.9
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	22,537	1.1
Danish CRJ LTD.	Equity/Other	—	—
Danish CRJ LTD.	Senior Secured First Lien Debt	109	—
Eagle Rx, LLC	Senior Secured First Lien Debt	15,926	0.7
ECI Acquisition Holdings, Inc.	Senior Secured First Lien Debt	12,773	0.6
Emergency Communications Network, LLC	Senior Secured First Lien Debt	19,700	0.9
Epic Health Services, Inc.	Senior Secured Second Lien Debt	9,916	0.5
ERG Holding Company	Senior Secured First Lien Debt	18,039	0.8
Evolution Research Group - Preferred Equity	Equity/Other	454	—
Fifth Street Senior Loan Fund I, LLC - 1A Class F	Collateralized Securities	8,831	0.4
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes	Collateralized Securities	24,924	1.2
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	22,529	1.1
GEM Holdings Group, LLC	Senior Secured First Lien Debt	13,125	0.6
GK Holdings, Inc.	Senior Secured First Lien Debt	3,960	0.2
Gold, Inc.	Subordinated Debt	11,824	0.6
GTCR Valor Companies, Inc.	Senior Secured First Lien Debt	32,653	1.5
Hanna Anderson, LLC	Senior Secured First Lien Debt	14,251	0.7
Henniges Automotive Holdings, Inc.	Senior Secured First Lien Debt	9,868	0.5
HIG Integrity Nutraceuticals	Equity/Other	—	—
High Ridge Brands Co.	Senior Secured Second Lien Debt	22,456	1.1
Icynene US Acquisition Corp.	Senior Secured First Lien Debt	25,738	1.2
ILC Dover LP	Senior Secured First Lien Debt	13,606	0.6
InMotion Entertainment Group, LLC	Senior Secured First Lien Debt	15,249	0.7

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
IntegraMed America, Inc.	Senior Secured First Lien Debt	$3,636	0.2%
Integrity Nutraceuticals Inc.	Senior Secured First Lien Debt	31,165	1.5
Interblock USA L.C.	Senior Secured Second Lien Debt	22,947	1.1
J. C. Bromac Corporation (dba EagleRider, Inc.)	Senior Secured Second Lien Debt	14,810	0.7
Jackson Hewitt, Inc.	Senior Secured First Lien Debt	7,817	0.4
Jefferson Gulf Coast Energy Partners LLC	Senior Secured First Lien Debt	17,508	0.8
K&N Engineering, Inc.	Senior Secured First Lien Debt	4,895	0.2
K&N Engineering, Inc.	Senior Secured Second Lien Debt	12,598	0.6
K2 Pure Solutions NoCal, L.P.	Senior Secured First Lien Debt	9,612	0.5
Kahala Ireland OpCo LLC	Senior Secured First Lien Debt	64,387	3.0
Kahala Ireland OpCo LLC - Common Equity	Equity/Other	6,550	0.3
Kahala Ireland OpCo LLC - Profit Participating Note	Equity/Other	3,250	0.2
Kahala US OpCo LLC	Senior Secured First Lien Debt	2,437	0.1
Kahala US OpCo LLC	Equity/Other	5,300	0.2
Land Holdings I, LLC	Senior Secured First Lien Debt	30,673	1.4
Linc Energy Finance USA, Inc.	Senior Secured Second Lien Debt	2,288	0.1
Liquidnet Holdings, Inc.	Senior Secured First Lien Debt	6,152	0.3
MBLOX Inc. - Warrants	Equity/Other	—	—
MCF CLO V Warehouse LLC	Equity/Other	23,486	1.1
MCS AMS Sub-Holdings LLC	Senior Secured First Lien Debt	11,895	0.5
MidOcean Credit CLO II, LLC	Collateralized Securities	28,730	1.4
MidOcean Credit CLO III, LLC	Collateralized Securities	31,195	1.5
MidOcean Credit CLO IV, LLC	Collateralized Securities	17,644	0.8
Motion Recruitment Partners, LLC	Senior Secured First Lien Debt	19,183	0.9
Motorsports Aftermarket Group, Inc.	Senior Secured First Lien Debt	21,533	1.0
National Technical Systems, Inc.	Senior Secured First Lien Debt	19,846	0.9
NCP Finance Limited Partnership	Senior Secured Second Lien Debt	16,451	0.8
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	27,616	1.3
NexSteppe Inc. Series C Preferred Stock Warrant	Equity/Other	500	—
NextCare, Inc.	Senior Secured First Lien Debt	23,836	1.1
NexSteppe Inc.	Senior Secured First Lien Debt	9,446	0.4
NMFC Senior Loan Program I, LLC	Equity/Other	50,241	2.4
Noosa Acquirer, Inc.	Senior Secured Second Lien Debt	24,978	1.2
North Atlantic Trading Company, Inc.	Senior Secured First Lien Debt	19,487	0.9
Ocean Trails CLO V, LLC	Collateralized Securities	32,235	1.5
OFSI Fund VI, Ltd. - Subordinated Note	Collateralized Securities	28,003	1.3
OH Acquisition, LLC	Senior Secured First Lien Debt	7,428	0.3
Orchid Underwriters Agency, LLC	Senior Secured First Lien Debt	14,874	0.7
Orchid Underwriters Agency, LLC	Equity/Other	354	—
Otter Box Holdings, Inc.	Senior Secured First Lien Debt	7,772	0.4
Park Ave Holdings, LLC - Common Shares	Equity/Other	4,952	0.2
Park Ave Holdings, LLC - Preferred Shares	Equity/Other	13,319	0.6
Park Ave Re Holdings, LLC	Subordinated Debt	22,637	1.1
PennantPark Credit Opportunities Fund II, LP	Equity/Other	11,028	0.5
PeopLease Holdings, LLC	Senior Secured First Lien Debt	11,711	0.6
Premier Dental Services, Inc.	Senior Secured First Lien Debt	22,277	1.0
Pre-Paid Legal Services, Inc.	Senior Secured First Lien Debt	12,351	0.6
Pride Plating, Inc.	Senior Secured First Lien Debt	9,682	0.5
Prime Security Services Borrower, LLC	Senior Secured Second Lien Debt	12,313	0.6
Pure Barre, LLC	Senior Secured First Lien Debt	29,475	1.4
Related Fee Agreements	Collateralized Securities	13,831	0.7

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
Resco Products, Inc.	Senior Secured First Lien Debt	$9,815	0.5%
RVNB Holdings, Inc. (dba All My Sons Moving & Storage)	Senior Secured First Lien Debt	23,581	1.1
Rx30 HoldCo, Inc.	Senior Secured Second Lien Debt	11,270	0.5
S.B. Restaurant Co., Inc.	Subordinated Debt	—	—
S.B. Restaurant Co., Inc. - Warrants	Equity/Other	—	—
S.B. Restaurant Co., Inc. - Senior Subordinated Debt	Subordinated Debt	—	—
Sage Automotive Holdings, Inc.	Senior Secured Second Lien Debt	13,000	0.6
Schulman Associates Institutional Review Board, Inc.	Senior Secured Second Lien Debt	16,528	0.8
Silver Spring CLO, Ltd.	Collateralized Securities	21,086	1.0
SkyCross Inc. - Warrants	Equity/Other	—	—
South Grand MM CLO I, LLC	Equity/Other	30,624	1.4
Squan Holding Corp.	Senior Secured First Lien Debt	22,012	1.0
Squan Holdings Corp. - Class A Common Stock	Equity/Other	—	—
Squan Holdings Corp. - Series A Preferred Stock	Equity/Other	884	—
Steel City Media	Subordinated Debt	20,327	1.0
STG-Fairway Acquisitions, Inc.	Senior Secured First Lien Debt	12,344	0.6
Stratose Intermediate Holdings II, LLC	Senior Secured Second Lien Debt	9,900	0.5
Taqua, LLC	Senior Secured First Lien Debt	13,034	0.6
Tax Defense Network, LLC	Senior Secured First Lien Debt	25,161	1.2
Tax Defense Network, LLC	Equity/Other	847	—
Tennenbaum Waterman Fund, L.P.	Equity/Other	10,821	0.5
The SAVO Group, Ltd. - Warrants	Equity/Other	—	—
The Tennis Channel Holdings, Inc.	Senior Secured First Lien Debt	15,480	0.7
THL Credit Greenway Fund II LLC	Equity/Other	18,364	0.9
Total Outdoor Holdings Corp.	Senior Secured First Lien Debt	20,512	1.0
Transportation Insight, LLC	Senior Secured First Lien Debt	21,256	1.0
Trinity Consultants Holdings, Inc.	Senior Secured First Lien Debt	14,980	0.7
Trojan Battery Company, LLC	Senior Secured First Lien Debt	10,042	0.5
Turning Tech LLC	Senior Secured First Lien Debt	32,340	1.5
U.S. Auto	Senior Secured Second Lien Debt	29,675	1.4
U.S. Auto Series A Common Units	Equity/Other	10	—
U.S. Auto Series A Preferred Units	Equity/Other	490	—
United Central Industrial Supply Company, LLC	Senior Secured First Lien Debt	8,084	0.4
VetCor Professional Practices LLC	Senior Secured First Lien Debt	9,900	0.5
Visionary Integration Professionals, LLC	Subordinated Debt	9,762	0.5
Visionary Integration Professionals, LLC - Warrants	Equity/Other	884	—
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	24,326	1.1
World Business Lenders, LLC	Equity/Other	4,631	0.2
Xplornet Communications Inc. - Warrants	Equity/Other	1,796	0.1
Xplornet Communications, Inc.	Subordinated Debt	12,115	0.6
Zimbra, Inc.	Senior Secured Second Lien Debt	5,676	0.3
Zimbra, Inc.	Subordinated Debt	1,510	0.1
Zimbra, Inc. - Warrants (Second Lien Debt)	Equity/Other	14	—
Zimbra, Inc. - Warrants (Third Lien Bridge Note)	Equity/Other	579	—
Total Level 3 investments		$1,954,488	92.0%
Total Level 2 investments		$170,327	8.0%
Total Investments		$2,124,815	100.0%

The following table presents the fair value measurements at December 31, 2014 for Level 3 investments (dollars in thousands):

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
Acrisure, LLC	Senior Secured Second Lien Debt	$8,820	0.5%
Amports, Inc.	Senior Secured First Lien Debt	14,986	0.8
Applied Merchant Systems West Coast, Inc.	Senior Secured First Lien Debt	18,863	1.0
Appriss Holdings, Inc.	Senior Secured Second Lien Debt	14,775	0.8
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	31,280	1.6
Boston Market Corporation	Senior Secured Second Lien Debt	15,041	0.8
Carlyle GMS Finance, Inc.	Equity/Other	2,970	0.2
Chicken Soup for the Soul Publishing, LLC	Senior Secured First Lien Debt	30,048	1.6
CIG Financial, LLC	Senior Secured Second Lien Debt	15,000	0.8
CPX Interactive Holdings, LP - Series A Convertible Preferred Shares	Equity/Other	6,000	0.3
CPX Interactive Holdings, LP - Warrants	Equity/Other	651	—
CPX Interactive Holdings, LP	Senior Secured Second Lien Debt	18,277	1.0
CREDITCORP	Senior Secured Second Lien Debt	12,852	0.7
Crowley Holdings, Inc. - Series A Preferred Stock	Equity/Other	25,444	1.3
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	22,553	1.2
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	26,479	1.4
Danish CRJ LTD.	Equity/Other	260	—
Danish CRJ LTD.	Senior Secured First Lien Debt	181	—
Eagle Rx, LLC	Senior Secured First Lien Debt	16,024	0.8
ECI Acquisition Holdings, Inc.	Senior Secured First Lien Debt	12,224	0.6
Epic Health Services, Inc.	Senior Secured First Lien Debt	15,508	0.8
ERG Holding Company	Senior Secured First Lien Debt	14,370	0.7
Evolution Research Group - Preferred Equity	Equity/Other	492	—
EZE Trucking, Inc.	Senior Secured First Lien Debt	12,499	0.7
Fifth Street Senior Loan Fund I, LLC	Equity/Other	35,000	1.7
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	27,128	1.4
Gold, Inc.	Subordinated Debt	11,823	0.6
H.D. Vest, Inc.	Senior Secured Second Lien Debt	8,791	0.5
Hanna Anderson, LLC	Senior Secured First Lien Debt	14,896	0.8
HIG Integrity Nutraceuticals	Equity/Other	—	—
High Ridge Brands Co.	Senior Secured Second Lien Debt	22,309	1.2
Icynene US Acquisition Corp.	Senior Secured First Lien Debt	50,960	2.7
ILC Dover LP	Senior Secured First Lien Debt	14,135	0.7
InMotion Entertainment Group, LLC	Senior Secured First Lien Debt	11,795	0.6
IntegraMed America, Inc.	Senior Secured First Lien Debt	3,648	0.2
Integrity Nutraceuticals, Inc.	Senior Secured First Lien Debt	29,150	1.5
Interblock USA L.C.	Senior Secured Second Lien Debt	22,732	1.2
J. C. Bromac Corporation (dba EagleRider, Inc.)	Senior Secured Second Lien Debt	9,873	0.5
K&N Engineering, Inc.	Senior Secured Second Lien Debt	12,764	0.7
K2 Pure Solutions NoCal, L.P.	Senior Secured First Lien Debt	9,609	0.5
Kahala Ireland OpCo LLC	Senior Secured First Lien Debt	47,843	2.5
Kahala Ireland OpCo LLC - Common Equity	Equity/Other	5,275	0.2
Kahala Ireland OpCo LLC - Profit Participating Note	Equity/Other	1,625	0.1
Kahala US OpCo LLC	Senior Secured First Lien Debt	7,131	0.4
Kahala US OpCo LLC	Equity/Other	7,500	0.4
Land Holdings I, LLC	Senior Secured First Lien Debt	30,677	1.6
Linc Energy Finance USA, Inc.	Senior Secured Second Lien Debt	7,598	0.4
MBLOX Inc. - Warrants	Equity/Other	—	—
MCS AMS Sub-Holdings LLC	Senior Secured First Lien Debt	12,457	0.6
MidOcean Credit CLO II, LLC	Collateralized Securities	33,712	1.8
MidOcean Credit CLO III, LLC	Collateralized Securities	36,120	1.9

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
MidOcean Credit CLO IV, LLC	Collateralized Securities	$18,500	1.0%
Motorsports Aftermarket Group, Inc.	Senior Secured First Lien Debt	20,646	1.1
National Technical Systems, Inc.	Senior Secured First Lien Debt	18,467	1.0
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	30,474	1.7
NextCare, Inc.	Senior Secured First Lien Debt	19,453	1.0
NMFC Senior Loan Program I, LLC	Equity/Other	49,371	2.6
Noosa Acquirer, Inc.	Senior Secured Second Lien Debt	24,625	1.3
North Atlantic Trading Company, Inc.	Senior Secured First Lien Debt	19,410	1.0
Ocean Trails CLO V, LTD	Collateralized Securities	34,607	1.8
OFSI Fund VI, Ltd. - Subordinated Notes	Collateralized Securities	32,707	1.7
OH Acquisition, LLC	Senior Secured First Lien Debt	7,465	0.4
Orchid Underwriters Agency, LLC	Senior Secured First Lien Debt	14,738	0.8
Orchid Underwriters Agency, LLC	Equity/Other	500	—
Park Ave Holdings, LLC - Common Shares	Equity/Other	5,551	0.3
Park Ave Holdings, LLC - Preferred Shares	Equity/Other	7,809	0.4
Park Ave Re Holdings, LLC	Subordinated Debt	6,107	0.3
PennantPark Credit Opportunities Fund II, LP	Equity/Other	10,764	0.6
PeopLease Holdings, LLC	Senior Secured First Lien Debt	11,634	0.6
Premier Dental Services, Inc.	Senior Secured First Lien Debt	23,503	1.2
Pride Plating, Inc.	Senior Secured First Lien Debt	9,811	0.5
Related Fee Agreements	Collateralized Securities	16,369	0.9
Resco Products, Inc.	Senior Secured First Lien Debt	9,771	0.5
S.B. Restaurant Co., Inc.	Subordinated Debt	—	—
S.B. Restaurant Co., Inc. - Warrants	Equity/Other	—	—
S.B. Restaurant Co., Inc. - Senior Subordinated Debt	Subordinated Debt	—	—
Schulman Associates Institutional Review Board, Inc.	Senior Secured Second Lien Debt	16,660	0.9
Silver Spring CLO, Ltd.	Collateralized Securities	27,398	1.4
SkyCross Inc. - Warrants	Equity/Other	—	—
South Grand MM CLO I, LLC	Equity/Other	27,744	1.4
Squan Holding Corp.	Senior Secured First Lien Debt	22,540	1.2
Squan Holdings Corp. - Class A Common Stock	Equity/Other	12	—
Squan Holdings Corp. - Series A Preferred Stock	Equity/Other	1,138	0.1
Steel City Media	Subordinated Debt	19,752	1.0
Surgery Center Holdings, Inc.	Senior Secured Second Lien Debt	9,625	0.5
Taqua, LLC	Senior Secured First Lien Debt	13,749	0.7
Tax Defense Network, LLC	Senior Secured First Lien Debt	30,725	1.6
Tax Defense Network, LLC	Equity/Other	700	—
Tennenbaum Waterman Fund, L.P.	Equity/Other	9,062	0.5
The SAVO Group, Ltd. - Warrants	Equity/Other	—	—
The Tennis Channel Holdings, Inc.	Senior Secured First Lien Debt	15,149	0.7
THL Credit Greenway Fund II LLC	Equity/Other	18,877	1.0
Total Outdoor Holdings Corp.	Senior Secured First Lien Debt	19,624	1.0
Transportation Insight, LLC	Senior Secured First Lien Debt	15,563	0.8
Trinity Consultants Holdings, Inc.	Senior Secured First Lien Debt	14,980	0.8
United Central Industrial Supply Company, LLC	Senior Secured First Lien Debt	7,962	0.4
US Shipping LLC	Senior Secured First Lien Debt	10,050	0.5
Visionary Integration Professionals, LLC	Subordinated Debt	10,269	0.5
Visionary Integration Professionals, LLC - Warrants	Equity/Other	658	—
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	27,570	1.4
World Business Lenders, LLC	Equity/Other	4,126	0.2
Xplornet Communications Inc. - Warrants	Equity/Other	2,306	0.1

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
Xplornet Communications, Inc.	Subordinated Debt	$11,203	0.6%
Zimbra, Inc.	Senior Secured Second Lien Debt	5,953	0.3
Zimbra, Inc.	Subordinated Debt	1,776	0.1
Zimbra, Inc. - Warrants (Second Lien Debt)	Equity/Other	138	—
Zimbra, Inc. - Warrants (Third Lien Bridge Note)	Equity/Other	1,172	0.1
Total Level 3 investments		$1,548,911	80.8%
Total Level 2 investments		$368,080	19.2%
Total Investments		$1,916,991	100.0%

The following table presents the percentage of amortized cost and fair value by loan market for investments as of June 30, 2015:

	Amortized Cost as of June 30, 2015	Fair Value as of June 30, 2015
	Investments per Total Portfolio	Investments per Total Portfolio
Middle Market (1)	69.8%	70.3%
Large Corporate (2)	2.5	2.5
Other (3)	27.7	27.2
Total	100.0%	100.0%
______________

(1) Middle market represents companies whose annual revenues are between $10 million and $1 billion.
(2) Large corporate represents companies whose annual revenues are in excess of $1 billion.
(3) Other represents collateralized securities and equity investments.

The following table presents the percentage of amortized cost and fair value by loan market for investments as of December 31, 2014:

	Amortized Cost as of December 31, 2014	Fair Value as of December 31, 2014
	Investments per Total Portfolio	Investments per Total Portfolio
Middle Market (1)	67.6%	67.2%
Large Corporate (2)	2.2	2.0
Other (3)	30.2	30.8
Total	100.0%	100.0%
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

The weighted average risk ratings of our investments based on amortized cost were 2.07 and 2.07 as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, we had one portfolio company, which represented two portfolio investments, on non-accrual status. These investments had a total principal of $4.2 million, which represented 0.2% of our portfolio and had no fair value as of June 30, 2015. We are currently evaluating potential value recovery alternatives for these investments. As of December 31, 2014, we had one portfolio company, which represented two portfolio investments, on non-accrual status. These investments had a total principal of $4.2 million, which represented 0.2% of our portfolio and had no fair value as of December 31, 2014.

RESULTS OF OPERATIONS

Operating results for the three and six months ended June 30, 2015 and June 30, 2014 were as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Total investment income	$55,675	$29,743	$105,556	$48,233
Total expenses, net	24,101	12,194	40,445	18,737
Net investment income attributable to non-controlling interests	1	—	(11)	—
Net investment income	31,573	17,549	65,122	29,496

 Investment Income

For the three and six months ended June 30, 2015, total investment income was $55.7 million and $105.6 million, respectively, and was primarily attributable to interest income from investments in portfolio companies. Included within total investment income was $0.9 million and $1.4 million of prepayment and amendment fees for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2014, total investment income was $29.7 million and $48.2 million, respectively, and was primarily attributable to interest income from investments in portfolio companies. Included within total investment income was $2.4 million and $2.9 million of prepayment and amendment fees for the three and six months ended June 30, 2014. The increase in total investment income was due to the higher level of investments in portfolio companies during the period ended June 30, 2015 as compared to the period ended June 30, 2014. During the period ended June 30, 2015, the average portfolio fair value was $2.0 billion with a 10.4% weighted average current yield while the average portfolio fair value and weighted average current yield were $1.2 billion and 9.3%, respectively for the same period in 2014.

Operating Expenses

The composition of our operating expenses for the three and six months ended June 30, 2015 and June 30, 2014 were as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Management fees	$8,802	$5,763	$17,037	$9,395
Subordinated income incentive fees	4,902	2,642	10,145	3,420
Capital gains incentive fees	—	245	—	226
Interest and credit facility financing expenses	5,567	1,735	9,857	3,029
Other general and administrative	2,439	234	3,052	275
Professional fees	2,114	1,309	3,339	1,910
Administrative Services	206	190	408	331
Insurance	52	57	104	115
Directors fees	19	19	37	36
Operating expenses before expense waivers and reimbursements from Adviser	24,101	12,194	43,979	18,737
Waiver of management and incentive fees	—	—	(3,534)	—
Total operating expenses net of expense waivers and reimbursements from Adviser	$24,101	$12,194	$40,445	$18,737

Interest and credit facility expenses for the three and six months ended June 30, 2015 were comprised of amortization of deferred financing costs and non-usage fees related to the Wells Fargo Credit Facility, Deutsche Bank Credit Facility, Citi Credit Facility and UBS Credit Facility, along with $1.6 million and $3.3 million, respectively, of interest expense on the balance drawn on the Wells Fargo Credit Facility, $0.2 million and $0.8 million, respectively, of interest expense on the balance drawn on the Deutsche Bank Credit Facility, $1.3 million and $2.6 million, respectively, of interest expense on the balance drawn on the Citi Credit Facility, and $1.5 million and $1.5 million, respectively, of interest expense on the balance drawn on the UBS Credit Facility. The interest expense on the balance drawn on the Wells Fargo Credit Facility was based on an average daily debt outstanding of $265.1 million at a weighted average annualized cost of 2.48% for the six months ended June 30, 2015. The interest expense on the balance drawn on the Deutsche Bank Credit Facility was based on an average daily debt outstanding of $37.1 million at a weighted average annualized cost of 4.42% for the six months ended June 30, 2015. The interest expense on the balance drawn on the Citi Credit Facility was based on an average daily debt outstanding of $270.6 million at a weighted average annualized cost of 1.92% for the six months ended June 30, 2015. The interest expense on the balance drawn on the UBS Credit Facility was based on an average daily debt outstanding of $70.4 million at a weighted average annualized cost of 4.17% for the six months ended June 30, 2015. For the three and six months ended June 30, 2015, we incurred $8.8 million and $17.0 million, respectively, of management fees, of which the Adviser did not waive any such fees. For the three and six months ended June 30, 2015, we incurred $4.9 million and $10.1 million, respectively, of incentive fees, of which the Adviser waived $0.0 million and $3.5 million, respectively.

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

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay up to 100% of all of our operating expenses (“Expense Support Payment”) for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The Expense Support Payments for any month shall be paid to us by the Adviser in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to the Adviser. For the six months ended June 30, 2015 and 2014, no Expense Support Payments were made by our Adviser.

Net Realized Gain and Net Change in Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net realized gain (loss) from investments
Control investments	$—	$(79)	$(65)	$(79)
Affiliate investments	—	1,380	200	4,017
Non-control/non-affiliate investments	1,641	1,019	1,824	1,858
Total net realized gain from investments	1,641	2,320	1,959	5,796
Net realized gain from total return swap	—	9,107	—	14,558
Net change in unrealized appreciation (depreciation) on investments
Control investments	(735)	131	436	51
Affiliate investments	(26,757)	(4,222)	(31,723)	(6,454)
Non-control/non-affiliate investments	(4,624)	2,998	(3,919)	1,738
Total net change in unrealized depreciation on investments	(32,116)	(1,093)	(35,206)	(4,665)
Net change in unrealized appreciation on total return swap	—	(3,278)	—	(3,179)
Net realized and unrealized gain (loss) on investments and total return swap before non-controlling interests and deferred income taxes	(30,475)	7,056	(33,247)	12,510
Net change in unrealized depreciation attributable to non-controlling interests	67	—	(99)	—
Net deferred income tax benefit on unrealized appreciation of investments	(98)	—	414	—
Net realized and unrealized gain (loss) on investments and total return swap	$(30,506)	$7,056	$(32,932)	$12,510

Net realized and unrealized gain (loss) on investments and total return swap before non-controlling interests and deferred income taxes resulted in a net loss of $(30.5) million and $(33.2) million, respectively, for the three and six months ended June 30, 2015 compared to a net gain of $1.2 million and $1.1 million, respectively, for the same period in 2014. We look at net realized gains and change in unrealized appreciation (depreciation) together as movement in unrealized appreciation or depreciation can be the result of realizations.

The net loss for the three and six months ended June 30, 2015 was primarily driven by unrealized depreciation of $(27.3) million and $(32.8) million, respectively, across the portfolio of Collateralized Securities investments. The depreciation of the Collateralized Securities investments was due to the overall decreased liquidity in the market for this investment class and a decline in the market values of the collateral loans underlying these securities.

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

In addition to the net loss from net realized gain and change in unrealized appreciation on investments during the three months ended June 30, 2015, there was a gain of $0.1 million and a loss of $(0.1) million pertaining to non-controlling interests and deferred income taxes on investments, respectively. During the six months ended June 30, 2015, there was a loss of $(0.1) million and a gain of $0.4 million pertaining to non-controlling interests and deferred income taxes on investments, respectively.

Net Realized Gain and Net Change in Unrealized Appreciation on Total Return Swap

The TRS was terminated on June 27, 2014 and as a result, we did not hold the TRS during the six months ended June 30, 2015. For the three and six months ended June 30, 2014, net realized gain and change in unrealized depreciation on the total return swap resulted in a net gain of $5.8 million and $11.4 million, respectively. We look at net realized gains and change in unrealized appreciation (depreciation) together as movement in unrealized appreciation or depreciation can be the result of realizations.

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

The Company did not hold the TRS at June 30, 2015 or December 31, 2014.

At June 30, 2014, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and condensed consolidated statements of operations consisted of the following (dollars in thousands):

	Net Receivable	Net Realized Gains
Interest and other income from TRS portfolio	$4,138	$11,366
TRS interest expense	—	(2,187)
Gains on TRS asset sales	—	5,379
Net receivable/realized gain from TRS	$4,138	$14,558

Changes in Net Assets from Operations

For the three and six months ended June 30, 2015, we recorded a net increase in net assets resulting from operations of $1.1 million and $32.2 million, respectively, versus a net increase in net assets resulting from operations of $24.6 million and $42.0 million, respectively, for the three and six months ended June 30, 2014. Net investment income was $14.0 million and $35.6 million higher for the three and six months ended June 30, 2015 as compared to the same periods in the prior year due to the increased level of investments. The overall decrease, however, was due to a reduction in net realized and unrealized gains of $37.6 million and $45.4 for the three and six months ended June 30, 2015 as compared to the same period in the prior year primarily resulting from the unrealized depreciation of the Collateralized Securities investments in the periods ended June 30, 2015. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2015 and 2014, our per share net increase in net assets resulting from operations was $0.01 and $0.19, respectively, for the three and six months ended June 30, 2015, versus $0.21 and $0.43 for the three and six months ended June 30, 2014.

Cash Flows for the Six Months Ended June 30, 2015

For the six months ended June 30, 2015, net cash used in operating activities was $102.1 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows used in operating activities for the six months ended June 30, 2015 was primarily due to $626.0 million for purchases of investments partially offset by cash provided by operating activities of $392.9 million for sales and repayments of investments, $44.5 million from a decrease in unsettled trades payable, and $32.2 million from a net increase in net assets from operations. The purchase and sales activity is driven by the increase in investment activity resulting from the continuous equity capital raising and borrowings on our credit facilities.

Net cash provided by financing activities of $166.6 million during the six months ended June 30, 2015 primarily related to net proceeds from the issuance of common stock of $109.4 million. These inflows were partially offset by principal repayments on debt of $100.0 million and payments of stockholder distributions of $36.5 million. Consistent with the increase in investment activity, the proceeds from the issuance of common stock are the result of our increasing equity raise capabilities.

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

Recent Developments
Sponsor Transactions
On August 6, 2015, our sponsor entered into a transaction agreement (the “Transaction Agreement”) with AMH Holdings (Cayman), L.P. (“AMH”), a Cayman Islands exempted limited partnership and an affiliate of Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”), and a newly-formed entity, AR Global Investments, LLC, a Delaware limited liability company (“AR Global”). The Transaction Agreement provides that our Sponsor will transfer to AR Global substantially all of the assets of its ongoing asset management business (including equity interests in its subsidiaries, which includes the parent of the Adviser.  The Transaction Agreement also provides that AMH will contribute money and other assets to AR Global.  Following the consummation of the transactions contemplated by the Transaction Agreement, AMH will hold a 60% interest in AR Global and our Sponsor will hold a 40% interest in AR Global. The business and affairs of AR Global will be overseen by a board of managers comprised of ten members, six of which will be appointed by AMH and four of which will be appointed by our Sponsor.  The Adviser is currently owned indirectly by our Sponsor and following the Transactions will be owned indirectly by AR Global.

Also on August 6, 2015, RCS Capital Corporation (“RCS Capital”), the parent of our former dealer manager and a company under common control with our Sponsor, announced that it has entered into an agreement with an affiliate of Apollo to sell RCS Capital’s wholesale distribution division, including Realty Capital Securities, LLC, our former dealer manager (the “Dealer Manager”), and certain related entities (collectively, the "Transactions"). Upon completion of the transaction, the former Dealer Manager will continue to operate as a stand-alone entity within AR Global. The current management team of the former Dealer Manager, which is led by William E. Dwyer III, will continue to operate the day-to-day functions of the business.

The various Transactions are subject to customary closing conditions and are expected to close in 2015. Upon the consummation of the Transactions, an “assignment,” within the meaning of the Investment Company Act of 1940, of the Second Amended and Restated Investment Advisory and Management Services Agreement (the “Advisory Agreement”) between us and the Adviser will occur, which will result in the termination of the Advisory Agreement in accordance with its terms.  Our independent directors unanimously gave an authorization to proceed with the Transactions, subject to any required regulatory approvals as well as approvals by our board of directors and shareholders, including approval of a new advisory agreement with the Adviser to go into effect after the Transaction with respect to the Adviser’s parent is completed.

Liquidity and Capital Resources

We generate cash from the net proceeds of our ongoing continuous public offering, debt financing and from cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments. The Registration Statement offering for sale up to $1.5 billion of shares of our common stock (150.0 million shares at an initial offering price of $10.00 per share) (the "Offering"), was declared effective on January 27, 2011. On July 1, 2014, our registration statement on Form N-2 (File No. 333-193241) for our Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the Follow-on, our IPO terminated. Under the Follow-on, we can offer up to 101,100,000 shares of its common stock. As of June 30, 2015, we had issued 171.2 million shares of our common stock for gross proceeds of $1.9 billion including shares issued to the Sponsor and shares issued under the DRIP.

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

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay the Expense Support Payment for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The purpose of the Expense Support Agreement was to reduce our offering and operating expenses to ensure that we were able to bear a reasonable level of expense in relation to our investment income. The Expense Support Payment for any month shall be paid to us by the Adviser in cash and/or offsets against amounts due from us to the Adviser. Operating expenses subject to this agreement include expenses as defined by U.S. GAAP, including, without limitation, advisory fees payable and interest on indebtedness for such period, if any. As of June 30, 2015, the Adviser had made cumulative payments to the Company for $1.0 million of expenses pursuant to the Expense Support Agreement and none of the cumulative total is eligible for reimbursement. During the six months ended June 30, 2015, the Adviser made no payments to the Company for expenses pursuant to the Expense Support Agreement. See Note 4 - Related Party Transactions and Arrangements - Expense Support Agreement - in our condensed consolidated financial statements included in this report for additional information on this arrangement, including Expense Payments made by our Adviser pursuant to the terms of this agreement and the ability of the Adviser to be reimbursed for Expense Payments made to us.

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

Wells Fargo Credit Facility

On July 24, 2012, we, through a newly-formed, wholly-owned special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank, as collateral agent, account bank and collateral custodian. The Wells Fargo Credit Facility, which was subsequently amended on April 26, 2013, September 9, 2013, and June 30, 2014, and May 29, 2015, provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, with a term of 60 months.

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

As of June 30, 2015, we had $303.1 million outstanding under the Wells Fargo Credit Facility.

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

The Deutsche Bank Credit Facility provides for borrowings in an aggregate principal amount of up to $60.0 million with a term of 36 months. The Deutsche Bank Credit Facility will be priced at LIBOR plus 4.25%, with no LIBOR floor. The undrawn rate is 0.75%. 2L Funding I will be subject to a minimum utilization of 50% of the loan amount in the first 12-months and 65% of the loan amount thereafter, measured quarterly. If the utilized portion of the loan amount is less than the foregoing thresholds, such shortfalls shall bear interest at LIBOR plus 4.25%. The Deutsche Bank Credit Facility provides for monthly interest payments for each drawn loan. Any amounts borrowed under the Deutsche Bank Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, in January 2017. 2L Funding I paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Deutsche Bank Credit Facility.

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

As of June 30, 2015, we had $0.0 million outstanding under the Deutsche Bank Credit Facility.

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

As of June 30, 2015, we had $270.6 million outstanding under the Citi Credit Facility.

The obligations of the BDCA - CB Funding, LLC under the Citi Credit Facility are non-recourse to us.

UBS Credit Facility

On April 7, 2015, we, through a wholly-owned, special-purpose, bankruptcy-remote subsidiary, BDCA Helvetica Funding, Ltd. entered into a debt financing facility with UBS AG, London Branch (“UBS”), pursuant to which $150.0 million will be made available to us to fund investments in new securities and for other general corporate purposes (the “UBS Credit Facility”). Pricing under the transaction is based on three-month LIBOR plus a spread of 3.90% per annum for the relevant period.

As of June 30, 2015, we had $150.0 million outstanding under the UBS Credit Facility.

See Note 5 – Borrowings – in our condensed consolidated financial statements included in this report for additional disclosure on the Citi Credit Facility.

Distributions

We have declared and paid cash distributions to our stockholders on a monthly basis since we commenced operations. As of June 30, 2015, the annualized yield for distributions declared was 7.78% based on our then current public offering price of $11.15 per share. From time to time, we may also pay interim distributions at the discretion of our board of directors. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our IPO. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

The table below shows the components of the distributions we have declared and/or paid during the six months ended June 30, 2015 and June 30, 2014. As of June 30, 2015, we had $12.2 million of distributions accrued and unpaid.

	For the Six Months Ended June 30,
	2015	2014
Distributions declared	$71,559	$42,047
Distributions paid	$70,925	$37,510
Portion of distributions paid in cash	$36,507	$19,670
Portion of distributions paid in DRIP shares	$34,419	$17,840

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

We may fund our cash distributions to stockholders from any sources of funds available to us including expense payments from our Adviser that are subject to reimbursement to it as well as offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. Prior to June 30, 2012, a substantial portion of our distributions resulted from Expense Support Payments made by our Adviser that are subject to reimbursement by us within three years from the date such payment obligations were incurred. The purpose of this arrangement could be to avoid such distributions being characterized as returns of capital for GAAP or tax purposes. Despite this, we may still have distributions which could be characterized as a return of capital for tax purposes. You should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. You should also understand that our future reimbursements of such Expense Support Payments will reduce the distributions that you would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. The Adviser has no obligation to make Expense Support Payments in future periods. No Expense Support Payments were made by our Adviser during the six months ended June 30, 2015 or the six months ended June 30, 2014.

The following table sets forth the distributions made during the six months ended June 30, 2015 and 2014 (dollars in thousands):

	For the Six Months Ended June 30,
	2015	2014
Monthly distributions	$71,559	$42,047
Special dividends	—	—
Stock dividends	—	—
Total distributions	$71,559	$42,047

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

Exemptive Relief

On August 5, 2015, the SEC issued an order granting an application for exemptive relief from the provisions of Sections 17(d) and 57(a)(4) of the 1940 Act as filed with the SEC to co-invest in certain privately negotiated investment transactions with Business Development Corporation of America II, and any future BDCs that are advised by the Adviser or its affiliated investment advisers, or, collectively, our co-investment affiliates, subject to the satisfaction of certain conditions. We believe this relief may not only enhance our ability to further our investment objectives and strategies, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us in the absence of such relief.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at June 30, 2015 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$303,087	$—	$303,087	$—	$—
Deutsche Bank Credit Facility (2)	$—	$—	$—	$—	$—
Citi Credit Facility (3)	$270,625	$—	$270,625	$—	$—
UBS Credit Facility (4)	$150,000	$—	$—	$—	$150,000
Total contractual obligations	$723,712	$—	$573,712	$—	$150,000
______________

(1)	As of June 30, 2015, we had $96.9 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.

(2)	As of June 30, 2015, we had $60.0 million of unused borrowing capacity under the Deutsche Bank Credit Facility, subject to borrowing base limits.

(3)	As of June 30, 2015, we had $129.4 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.

(4)	As of June 30, 2015, we had $0.0 million of unused borrowing capacity under the UBS Credit Facility, subject to borrowing base limits.

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

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of June 30, 2015, we had unfunded commitments on delayed draw term loans of $62.7 million, unfunded commitments on revolver term loans of $11.0 million and unfunded equity commitments of $11.5 million. As of December 31, 2014, we had unfunded commitments on delayed draw term loans of $77.9 million and unfunded equity commitments of $17.7 million. The unfunded commitments are disclosed in our condensed consolidated schedule of investments. For purposes of evaluating compliance with the requirements of the SEC 200% asset coverage test, we either (i) maintain sufficient cash and/or liquid assets to cover the amount of unfunded commitments that are currently outstanding or (ii) treat outstanding unfunded commitments as senior securities.

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
    Adjusted net investment income is unaudited and not equivalent to and should not be considered an alternative to net investment income (loss) or net increase (decrease) in net assets resulting from operations as determined under U.S. GAAP.  Adjusted net investment income should not be construed as a historical performance measure or as more relevant or accurate than the current U.S. GAAP methodology in calculating net investment income. In addition, adjusted net investment income should not be considered more applicable than current U.S. GAAP methodology in evaluating our operating performance. The following table sets forth a reconciliation of our net investment income to adjusted net investment income for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	For the Six Months Ended June 30,
	2015	2014
Net investment income	$65,122	$29,496
TRS net investment income (1)	—	9,179
Operating gains (short-term) (2)	1,573	5,886
Incentive fees on unrealized gains (3)	359	626
Transfer agent fees (4)	1,580	—
Adjusted net investment income	$68,634	$45,187
______________

(1)	TRS net investment income includes the interest income and expense related to the TRS portfolio. See Note 6 - Total Return Swap - for more information about the TRS.

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

As of June 30, 2015, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 2.38% at June 30, 2015 with a carrying value of $723.7 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 25 Basis Points	0.88%
Base Interest Rate	—%
(+) 100 Basis Points	(1.93)%
(+) 200 Basis Points	0.72%

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2015, neither we nor our Adviser are defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 11, 2015, the Company adopted a new distribution reinvestment plan (the “New DRP”). Pursuant to the New DRP, the Company will reinvest all cash dividends or distributions (“Distributions”) declared by the board of directors of the Company (the “Board”) on behalf of investors who do not elect to receive their Distributions in cash as described below (the “Participants”). As a result, if the Board declares a Distribution, then stockholders who have not elected to “opt out” of the New DRP will have their Distributions automatically reinvested in additional shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), as described below. The New DRP does not change a stockholder’s election to receive a Distribution in shares of Common Stock or cash as currently on file with the Plan Administrator. The timing and amount of any future Distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Board.
No action will be required on the part of a registered stockholder to have its Distributions reinvested in shares of Common Stock. A registered stockholder will be able to elect to receive an entire Distribution in cash by notifying DST Systems, Inc., the plan administrator (the “Plan Administrator"), in writing, so that notice is received by the Plan Administrator no later than 10 days prior to the record date for a Distribution. Those stockholders whose shares are held by a broker or other financial intermediary may be able to receive Distributions in cash by notifying their broker or other financial intermediary of their election. The Plan Administrator will set up an account for shares acquired through the DRP for each stockholder who has not elected to receive Distributions in cash.
With respect to each Distribution pursuant to the New DRP, the Company reserves the right to either issue new shares of Common Stock or purchase shares of Common Stock in the open market in connection with implementation of the New DRP. Unless the Company, in its sole discretion, otherwise directs the Plan Administrator, (A) if the per share Market Price (as defined in the New DRP) is equal to or greater than the estimated net asset value per share (rounded up to the nearest whole cent) (“NAV”) of Common Stock on the payment date for the Distribution, then the Company will issue shares of Common

Stock at the greater of (i) NAV or (ii) 95% of the Market Price; or (B) if the Market Price is less than the NAV, then, in the sole discretion of the Company, (i) shares of Common Stock will be purchased in open market transactions for the accounts of Participants to the extent practicable, or (ii) the Company will issue shares of Common Stock at NAV. Pursuant to the terms of the New DRP, the number of shares of Common Stock to be issued to a Participant will be determined by dividing the total dollar amount of the Distribution payable to a Participant by the price per share at which the Company issues such shares; provided, however, that shares purchased in open market transactions by the Plan Administrator will be allocated to a Participant based on the average purchase price, excluding any brokerage charges or other charges, of all shares of Common Stock purchased in the open market.
There will be no brokerage charges or other sales charges on newly-issued shares of Common Stock acquired by a Participant under the New DRP. The Plan Administrator’s service fee, if any, and expenses for administering the New DRP will be paid for by the Company.
If a stockholder receives Distributions in the form of Common Stock, such stockholder generally will be subject to the same federal, state and local tax consequences as if it elected to receive Distributions in cash. The stockholder’s basis for determining gain or loss upon the sale of Common Stock received in a Distribution will be equal to the total dollar amount of the Distribution payable in cash. Any stock received in a Distribution will have a holding period for tax purposes commencing on the day following the day on which the shares of Common Stock are credited to the stockholder’s account.

The Company reserves the right to amend, suspend or terminate the New DRP in accordance with the New DRP. The New DRP may be terminated by the Company upon notice in writing mailed to each Participant at least 30 days prior to any record date for the payment of any Distribution; if such notice is mailed fewer than 30 days prior to such record date, such termination will be effective immediately following the payment date for such Distribution. A Participant may terminate its account under the New DRP by so notifying the Plan Administrator, which termination will be effective immediately if the Participant’s notice is received by the Plan Administrator no later than 10 days prior to the record date for a Distribution.
All correspondence concerning the New DRP should be directed to the Plan Administrator by mail at: P.O. Box 219865, Kansas City, Missouri 64121-9731 or by telephone at (877) 373-2522.
The foregoing summary of the New DRP is qualified in its entirety by the full text of the New DRP, a copy of which is attached hereto as Exhibit 4.1 and is incorporated herein by reference.

ITEM 6. EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1	Distribution Reinvestment Plan (filed herewith).

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

10.7
Amendment No. 1, dated as of July 23, 2015, to the Custody Agreement, dated as of August 13, 2012, between the Registrant and U.S. Bank National Association (previously filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2015 and herein incorporated by reference).

10.8
Amendment No. 2, dated as of July 24, 2015, to the Custody Agreement, dated as of August 13, 2012, between the Registrant and U.S. Bank National Association (previously filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 28, 2015 and herein incorporated by reference).

10.9
Expense Support Agreement dated November 9, 2011 by and between the Company and Adviser (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on November 14, 2011 and herein incorporated by reference).

10.10
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
10.12
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

10.19
Amendment No. 5 to Loan and Servicing Agreement, among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, dated as of May 29, 2015 (previously filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 2, 2015 and herein incorporated by reference).

10.20
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

10.23
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

10.24
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

Exhibit No.	Description
10.26
Confirmation Letter Agreement by and between 405 TRS I, LLC and Citibank, N.A., amended and restated as of May 6, 2014 (previously filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 15, 2014 and herein incorporated by reference).

10.27
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

10.30
Sale and Contribution Agreement, dated as of June 27, 2014, between Business Development Corporation of America, as seller, and BDCA-CB Funding, LLC, as purchaser (previously filed as exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 2, 2014 and herein incorporated by reference).

10.31
Agreement and Plan of Merger, dated as of June 27, 2014, by and among BDCA-CB Funding LLC, 405 Loan Funding LLC and Citibank, N.A. (previously filed as exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 2, 2014 and herein incorporated by reference).

10.32
Termination Acknowledgment (TRS), dated as of June 27, 2014, by and between BDCA-CB Funding LLC and Citibank, N.A., as counterparty, secured party and bank (previously filed as exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 2, 2014 and herein incorporated by reference).

10.33
Master Loan Purchase Agreement, dated as of April 7, 2015 between BDCA Helvetica Funding, Ltd. and Business Development Corporation of America (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2015 and herein incorporated by reference).

10.34
Supplemental Conveyance No. 1 dated as of July 10, 2015 between BDCA Helvetica Funding, Ltd. and Business Development Corporation of America (previously filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015 and herein incorporated by reference).

10.35
Indenture, dated as of April 7, 2015, by and between BDCA Helvetica Funding, Ltd. and U.S. Bank National Association as trustee (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 7, 2015 and herein incorporated by reference).

10.36
First Supplemental Indenture, dated as of July 10, 2015, by and between BDCA Helvetica Funding, Ltd. and U.S. Bank National Association as trustee (previously filed as exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 15, 2015 and herein incorporated by reference).

10.37
Subscription Agreement, dated as of April 7, 2015, between BDCA Helvetica Funding, Ltd., Business Development Corporation of America (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 7, 2015 and herein incorporated by reference).

10.38
Subscription Agreement dated as of July 10, 2015, between BDCA Helvetica Funding, Ltd., Business Development Corporation of America (previously filed as exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 15, 2015 and herein incorporated by reference).

10.39
Rule 144A Global Class A Notes and Regulation S Global Class A Notes (included in Exhibit A to Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed on April 7, 2015 and herein incorporated by reference).

10.40
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
10.41
Confirmation in respect of Repurchase Transaction, dated as of April 7, 2015 (amended and restated as of July 10, 2015) by and between UBS AG, London Branch (Buyer) and Business Development Corporation of America (Seller), relating to the TBMA/ISMA 2000 Global Master Repurchase Agreement (2000 version), together with the related Annexes thereto, each dated as of March 31, 2015, between Buyer and Seller (previously filed as exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 15, 2015 and herein incorporated by reference).

10.42
Collateral Management Agreement, dated as of April 7, 2015, between BDCA Helvetica Funding, Ltd. and Business Development Corporation of America (previously filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 7, 2015 and herein incorporated by reference).

10.43
Collateral Administration Agreement, dated as of April 7, 2015, between BDCA Helvetica Funding, Ltd., Business Development Corporation of America and U.S. Bank National Association as administrator (previously filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 7, 2015 and herein incorporated by reference).

10.44
Account Control Agreement dated as of April 7, 2015 between BDCA Helvetica Funding, Ltd. and U.S. Bank National Association as trustee and custodian (previously filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 7, 2015 and herein incorporated by reference).

10.45
Equity Contribution Agreement, dated as of April 7, 2015, between BDCA Helvetica Funding, Ltd., Business Development Corporation of America and U.S. Bank National Association as trustee (previously filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on April 7, 2015 and herein incorporated by reference).

10.46
Liquidation Agent Appointment Letter, dated as of April 7, 2015, between BDCA Helvetica Funding, Ltd., Business Development Corporation of America and UBS AG, London Branch (previously filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on April 7, 2015 and herein incorporated by reference).

10.47	Form of Indemnification Agreement (previously filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K filed on May 4, 2015 and herein incorporated by reference).

14	Code of Ethics (previously filed as Exhibit 14 to the Company's Annual Report on Form 10-K filed on May 4, 2015 and herein incorporated by reference).

21	Subsidiaries of the Registrant (filed herewith).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of August 2015.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
By: /s/ Peter M. Budko Name: Peter M. Budko Title: Chief Executive Officer and Chairman of the Board of Directors
* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter M. Budko Peter M. Budko	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	August 12, 2015
/s/ Nicholas Radesca Nicholas Radesca	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	August 12, 2015