Form 10-Q
period 2015-09-30
Business Development Corp of America
filed 2015-11-16
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
    The number of shares of the registrant's common stock, $0.001 par value, outstanding as of November 13, 2015 was 178,451,424.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

PART I

Item 1. Condensed Consolidated Financial Statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	September 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Investments, at fair value:
Control Investments, at fair value (amortized cost of $211,669 and $77,986, respectively)	$224,094	$88,841
Affiliate Investments, at fair value (amortized cost of $533,266 and $513,185, respectively)	460,943	505,806
Non-affiliate Investments, at fair value (amortized cost of $1,543,899 and $1,340,855, respectively)	1,501,432	1,322,344
Investments, at fair value (amortized cost of $2,288,834 and $1,932,026, respectively)	2,186,469	1,916,991
Cash and cash equivalents	312,862	206,872
Interest receivable	29,810	22,464
Deferred credit facility financing costs, net	7,351	4,411
Receivable for unsettled trades	4,020	33,746
Prepaid expenses and other assets	3,477	1,792
Due from affiliate, net	—	1,666
Total assets	$2,543,989	$2,187,942

LIABILITIES
Revolving credit facilities	$743,712	$618,712
Unsecured notes payable	98,447	—
Payable for unsettled trades	24,841	685
Stockholder distributions payable	12,705	11,587
Management fees payable	9,389	7,981
Subordinated income incentive fees payable	—	2,736
Accounts payable and accrued expenses	6,530	6,760
Interest and credit facility fees payable	4,554	3,386
Payable for common stock repurchases	874	672
Due to affiliate, net	802	—
Total liabilities	$901,854	$652,519
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 shares authorized, 177,992,416 and 157,534,040 shares issued and outstanding, respectively	178	157
Additional paid in capital	1,748,829	1,544,584
Accumulated under/(over) distributed net investment income	(6,145)	7,710
Accumulated under/(over) distributed realized gains	2,769	(539)
Net unrealized depreciation	(105,129)	(18,082)
Total Business Development Corporation of America net assets	1,640,502	1,533,830
Non-controlling interest	1,633	1,593
Total net assets	1,642,135	1,535,423

Total liabilities and net assets	$2,543,989	$2,187,942

Net asset value per share	$9.22	$9.74
The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Investment income:
Interest from investments
Control investments	$5,230	$1,393	$10,053	$3,544
Affiliate investments	10,448	12,320	48,109	25,045
Non-control/non-affiliate investments	32,761	25,862	91,099	53,523
Total interest from investments	48,439	39,575	149,261	82,112
Interest from cash and cash equivalents	16	6	42	17
Total interest income	48,455	39,581	149,303	82,129
Other income	3,519	2,806	8,227	8,492
Total investment income	51,974	42,387	157,530	90,621

Operating expenses:
Management fees	9,425	7,551	26,462	16,946
Subordinated income incentive fees	—	3,721	10,144	7,141
Capital gains incentive fees	—	19	—	246
Interest and credit facility financing expenses	7,565	3,756	17,422	6,785
Professional fees	1,972	2,056	5,310	3,979
Other general and administrative	1,177	169	4,229	444
Administrative services	270	224	679	542
Insurance	51	56	156	171
Directors fees	19	19	56	55
Expenses before expense waivers from Adviser	20,479	17,571	64,458	36,309
Waiver of management and incentive fees	—	(1,283)	(3,534)	(1,283)
Total expenses net of expense waivers from Adviser	20,479	16,288	60,924	35,026

Net investment income (loss) attributable to non-controlling interests	5	(33)	(6)	(33)

Net investment income	31,490	26,132	96,612	55,628

Realized and unrealized gain (loss) on investments and total return swap:
Net realized gain (loss) from investments
Control investments	—	—	(65)	(79)
Affiliate investments	27	2,565	227	7,785
Non-control/non-affiliate investments	1,322	1,006	3,146	1,661
Total net realized gain from investments	1,349	3,571	3,308	9,367
Net realized gain (loss) from total return swap	—	(5)	—	14,552
Net change in unrealized appreciation (depreciation) on investments
Control investments	1,134	1,571	1,569	1,622
Affiliate investments	(28,245)	6,564	(58,063)	(65)

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Non-control/non-affiliate investments	(25,013)	(11,610)	(30,836)	(9,696)
Total net change in unrealized depreciation on investments	(52,124)	(3,475)	(87,330)	(8,139)
Net change in unrealized depreciation on total return swap	—	—	—	(3,180)
Net realized and unrealized gain (loss) on investments and total return swap before non-controlling interests and deferred income taxes	(50,775)	91	(84,022)	12,600
Net change in unrealized depreciation attributable to non-controlling interests	53	(7)	(46)	(7)

Net deferred income tax benefit on unrealized appreciation of investments	(85)	—	329	—

Net realized and unrealized gain (loss) on investments and total return swap	(50,807)	84	(83,739)	12,593

Net increase (decrease) in net assets resulting from operations	$(19,317)	$26,216	$12,873	$68,221

Per share information - basic and diluted
Net investment income	$0.18	$0.19	$0.57	$0.50
Net increase (decrease) in net assets resulting from operations	$(0.11)	$0.19	$0.08	$0.61
Weighted average shares outstanding	177,618,986	139,622,913	170,007,622	111,535,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Operations:
Net investment income	$96,612	$55,628
Net realized gain from investments	3,308	9,367
Net realized gain from total return swap	—	14,552
Net change in unrealized depreciation on investments	(87,330)	(8,139)
Net change in unrealized depreciation on total return swap	—	(3,180)
Net change in unrealized depreciation on minority interest	(46)	(7)
Net unrealized deferred tax	329	—
Net increase in net assets from operations	12,873	68,221
Stockholder distributions:
Distributions from net investment income	(110,467)	(55,628)
Distributions from net realized gain from investments and total return swap	—	(17,011)
Net decrease in net assets from stockholder distributions	(110,467)	(72,639)
Capital share transactions:
Issuance of common stock, net of issuance costs	165,577	785,032
Reinvestment of stockholder distributions	52,328	32,456
Repurchases of common stock	(13,639)	(3,865)
Net increase in net assets from capital share transactions	204,266	813,623
Total increase in Business Development Corporation of America net assets	106,672	809,205
Increase in non-controlling interest	40	974
Total increase in net assets	106,712	810,179
Net assets at beginning of period	1,535,423	627,903
Net assets at end of period	$1,642,135	$1,438,082

Net asset value per common share	$9.22	$9.86
Common shares outstanding at end of period	177,992,416	145,742,983

Accumulated over distributed net investment income	$(6,145)	$(6,794)
Accumulated under distributed realized gains	$2,769	$18,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Operating activities:
Net increase in net assets from operations	$12,873	$68,221
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Paid-in-kind interest income	(10,846)	(1,338)
Net accretion of discount on investments	(3,642)	(1,682)
Amortization of deferred financing costs	1,676	778
Sales and repayments of investments	578,010	744,461
Purchase of investments	(917,022)	(1,919,184)
Net realized gain from investments	(3,308)	(9,367)
Net unrealized depreciation on investments	87,330	8,139
Net unrealized appreciation on total return swap	—	3,180
(Increase) decrease in operating assets:
Cash collateral on deposit with custodian	—	76,874
Interest receivable	(7,346)	(18,890)
Dividend receivable	—	(193)
Receivable due on total return swap	—	4,053
Prepaid expenses and other assets	(1,685)	(1,354)
Receivable for unsettled trades	29,726	30,814
Increase in operating liabilities:
Payable for unsettled trades	24,156	(26,807)
Management and incentive fees payable	(1,328)	4,831
Interest and credit facility fees payable	1,168	2,010
Accounts payable and accrued expenses	(230)	1,407
Payable for common stock repurchases	202	2,328
Net cash used in operating activities	(210,266)	(1,031,719)

Financing activities:
Proceeds from issuance of shares of common stock, net	165,577	785,032
Repurchases of common stock	(13,639)	(3,865)
Increase/(Decrease) in deferred offering costs receivable	3,274	(2,382)
Proceeds from revolving credit facilities	357,830	442,625
Payments on revolving credit facilities	(232,830)	(50,000)
Proceeds from unsecured notes	98,447	—
Payments of financing cost	(4,616)	(3,319)
Payments to (proceeds from) affiliate	(806)	824
Stockholder distributions	(57,021)	(34,442)
Increase in non-controlling interest	40	974
Net cash provided by financing activities	316,256	1,135,447

Net increase in cash and cash equivalents	105,990	103,728
Cash and cash equivalents, beginning of period	206,872	12,995

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash and cash equivalents, end of period	$312,862	$116,723

Supplemental information:
Interest paid during the period	$14,633	$3,163
Taxes, including excise tax, paid during the period	$255	$84
Supplemental non-cash information:
Payable for common stock repurchases	$874	$2,416
DRIP distribution payable	$5,835	$5,120
Cash distribution payable	$6,870	$5,198
DRIP distribution paid	$52,328	$32,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

September 30, 2015 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets

Senior Secured First Lien Debt - 78.0% (b)
Ability Networks Inc. (aa)	Health Care Providers & Services	L+5.00% (6.00%), 5/14/2021	$7,900	$7,868	$7,880	0.5%
AM General LLC (aa)	Aerospace & Defense	L+9.00% (10.25%), 3/22/2018	5,264	4,873	4,352	0.3%
Amports, Inc. (ab)	Automotive	L+5.00% (6.00%), 5/19/2020	15,000	14,913	14,992	0.9%
Amteck, LLC (z) (aj) (aq)	Commercial Services & Supplies	L+8.50% (9.50%), 7/2/2020	25,000	24,584	24,562	1.5%
Answers Corporation (z) (aa)	Internet Software & Services	L+5.25% (6.25%), 10/1/2021	34,737	33,687	25,300	1.5%
AP Gaming I, LLC (z) (aa)	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 12/21/2020	30,744	30,472	30,231	1.8%
Applied Merchant Systems West Coast, Inc. (aj)	Diversified Financial Services	L+11.50% (12.50%), 9/19/2019	19,782	19,547	19,263	1.2%
Avaya, Inc. Term Loan B-3 (aa)	Communications Equipment	L+4.50% (4.69%), 10/26/2017	1,500	1,324	1,303	0.1%
Avaya, Inc. Term Loan B-6 (aa)	Communications Equipment	L+5.50% (6.50%), 3/31/2018	8,457	8,466	7,358	0.4%
Avaya, Inc. Term Loan B-7 (z) (aa)	Communications Equipment	L+5.25% (6.25%), 5/29/2020	9,941	9,846	7,784	0.5%
AxleTech International, LLC (z)	Machinery	L+6.50% (7.50%), 1/5/2021	19,850	19,673	19,306	1.2%
Basho Technologies, Inc. (ai)	Software	13.00%, 3/9/2018	10,173	9,986	10,011	0.6%
Catapult Learning, LLC (z) (aj)	Diversified Investment Vehicles	L+8.10% (9.10%), 7/16/2020	27,500	26,973	26,950	1.6%
Central Security Group, Inc. (z) (aa)	Commercial Services & Supplies	L+5.25% (6.25%), 10/6/2020	18,361	18,128	18,086	1.1%
Chicken Soup for the Soul Publishing, LLC (z) (ab)	Publishing	L+6.00% (7.25%), 1/8/2019	29,550	29,307	29,747	1.8%
Clover Technologies Group, LLC (aa)	Commercial Services & Supplies	L+4.50% (5.50%), 5/8/2020	14,278	14,172	13,564	0.8%
ConvergeOne Holdings Corp. (aa)	Diversified Consumer Services	L+5.00% (6.00%), 6/17/2020	16,814	16,690	16,645	1.0%
Danish CRJ LTD. (a) (p)	Aerospace & Defense	13.50%	181	181	181	—%
Eagle Rx, LLC (z)	Health Care Providers & Services	L+6.00% (7.00%), 8/15/2019	15,620	15,558	15,825	1.0%
ECI Acquisition Holdings, Inc. (k) (z)	Technology - Enterprise Solutions	L+6.25% (7.25%), 3/11/2019	12,874	12,829	12,773	0.8%
Emergency Communications Network, LLC (aj)	Technology - Enterprise Solutions	L+8.25% (9.25%), 6/12/2021	19,950	19,666	19,589	1.2%
ERG Holding Company (z) (ad)	Health Care Providers & Services	L+6.75% (8.00%), 4/4/2019	18,109	17,838	17,734	1.1%
Excelitas Technologies Corp. (aa)	Electronic Equipment, Instruments & Components	L+5.00% (6.00%), 11/2/2020	13,939	13,877	13,463	0.8%
GEM Holdings Group, LLC (z)	Hotels, Restaurants & Leisure	L+9.00% (10.00%), 11/22/2020	16,003	15,961	15,915	1.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

September 30, 2015 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
GK Holdings, Inc. (aa)	Professional Services	L+5.50% (6.50%), 1/20/2021	$3,970	$3,935	$3,940	0.2%
Greenwave Holdings, Inc.	Internet Software & Services	13.00%, 7/8/2019	15,069	14,919	14,918	0.9%
GTCR Valor Companies, Inc. (z) (aa)	Software	L+5.00% (6.00%), 5/30/2021	32,653	32,017	32,204	2.1%
Hanna Anderson, LLC (z) (an)	Retailers (except food & drug)	L+7.25% (8.25%), 4/21/2019	14,404	14,301	14,404	0.9%
Icynene US Acquisition Corp. (h) (z) (ac) (aj)	Building Products	L+6.25% (7.25%), 11/4/2020	25,880	25,439	25,679	1.6%
ILC Dover LP (z)	Aerospace & Defense	L+7.00% (8.00%), 3/20/2020	14,437	14,384	13,518	0.8%
InMotion Entertainment Group, LLC (z) (ae)	Retailers (except food & drug)	L+7.75% (9.00%), 10/1/2018	15,425	15,222	15,520	0.9%
IntegraMed America, Inc. (z)	Health Care Providers & Services	L+7.25% (8.50%), 9/20/2017	3,714	3,682	3,714	0.2%
Integrity Nutraceuticals, Inc. (e) (p) (t) (z) (ab) (ai)	Food Products	L+10.50% (11.50%), 4/28/2019	34,771	34,228	26,314	1.6%
IPC Corp. (aa)	Telecommunications	L+4.50% (5.50%), 8/6/2021	6,965	6,932	6,855	0.4%
Jackson Hewitt, Inc. (aa)	Diversified Consumer Services	L+7.00% (8.00%), 7/30/2020	7,000	6,869	6,860	0.4%
Jefferson Gulf Coast Energy Partners LLC (aj)	Transportation Infrastructure	L+8.50% (9.50%), 2/27/2018	17,820	17,718	16,394	1.0%
K&N Engineering, Inc. (z)	Automotive	L+4.25% (5.25%), 7/11/2019	4,987	4,964	4,883	0.3%
K2 Pure Solutions NoCal, L.P. (z)	Chemicals	L+7.00% (8.00%), 8/19/2019	9,687	9,561	9,489	0.6%
Kahala Ireland OpCo LLC (a) (o) (ai)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	164,747	164,747	164,747	10.1%
Kahala US OpCo LLC (o) (ai)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	2,519	2,519	2,519	0.2%
Land Holdings I, LLC (aj)	Hotels, Restaurants & Leisure	12.00%, 6/26/2019	30,000	29,550	30,862	1.9%
Liquidnet Holdings, Inc. (a) (z) (aa)	Capital Markets	L+6.75% (7.75%), 5/22/2019	6,274	6,239	6,054	0.5%
MCS AMS Sub-Holdings LLC (aa)	Real Estate Management & Development	L+6.50% (7.50%), 10/15/2019	13,313	12,982	10,517	0.6%
Miller Heiman, Inc. (z) (aa)	Media	L+5.75% (6.75%), 9/30/2019	19,774	19,246	18,192	1.1%
Motion Recruitment Partners, LLC (l) (z)	Professional Services	L+6.00% (7.00%), 2/13/2020	19,125	18,729	18,753	1.1%
Motorsports Aftermarket Group, Inc. (z) (aa)	Automotive	L+4.00% (5.00%), 5/14/2021	24,688	23,288	18,516	1.1%
National Technical Systems, Inc. (v) (z)	Professional Services	L+6.00% (7.00%), 6/14/2021	20,000	19,810	19,846	1.2%
NexSteppe Inc. (ai)	Chemicals	13.00%, 3/30/2018	10,154	9,568	9,564	0.6%
Noosa Acquirer, Inc. (z) (aj)	Food Products	L+5.25% (6.25%), 11/20/2020	25,000	24,678	25,150	1.5%
North Atlantic Trading Company, Inc. (z) (aa)	Food Products	L+6.50% (7.75%), 1/13/2020	19,072	19,030	18,834	1.1%
OH Acquisition, LLC (a) (z)	Banking, Finance, Insurance & Real Estate	L+6.25% (7.25%), 8/29/2019	7,425	7,396	7,388	0.4%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

September 30, 2015 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Orchid Underwriters Agency, LLC (af) (aj)	Banking, Finance, Insurance & Real Estate	10.00%, 11/6/2019	$14,925	$14,741	$14,802	0.9%
Otter Box Holdings, Inc. (aa)	Electronic Equipment, Instruments & Components	L+4.75% (5.75%), 6/3/2020	10,672	10,564	10,388	0.6%
PeopLease Holdings, LLC (d) (z) (ai)	Commercial Services & Supplies	L+13.00% (14.00%), 12/26/2018	10,000	9,870	11,135	0.7%
PGX Holdings, Inc. (z) (aa)	Transportation Infrastructure	L+4.75% (5.75%), 9/29/2020	13,929	13,832	13,911	0.8%
Premier Dental Services, Inc. (z) (aa)	Health Care Providers & Services	L+5.00% (6.00%), 11/1/2018	24,553	24,467	21,238	1.3%
Pre-Paid Legal Services, Inc. (aa)	Diversified Consumer Services	L+5.25% (6.50%), 7/1/2019	12,108	12,157	12,138	0.7%
Pride Plating, Inc. (z)	Aerospace & Defense	L+5.50% (6.50%), 6/13/2019	9,682	9,622	9,559	0.6%
Pure Barre, LLC (z) (aj) (al)	Hotels, Restaurants & Leisure	L+7.00% (8.00%), 6/11/2020	29,925	29,433	29,546	1.8%
RedPrairie Corp. (aa)	Software	L+5.00% (6.00%), 12/21/2018	17,992	17,534	15,968	1.0%
Resco Products, Inc. (z)	Steel	L+6.25% (6.55%), 9/7/2016	10,000	9,948	9,706	0.6%
RVNB Holdings, Inc. (dba All My Sons Moving & Storage) (f) (z)	Freight & Logistics	L+7.75% (8.75%), 2/25/2020	23,437	23,024	23,101	1.4%
Sage Automotive Holdings, Inc. (aa)	Auto Components	L+5.00% (6.00%), 10/8/2020	4,975	4,928	4,919	0.3%
Squan Holding Corp. (n) (z) (aj)	Diversified Telecommunication Services	L+7.75% (8.75%), 10/10/2019	23,000	22,629	21,751	1.3%
STG-Fairway Acquisitions, Inc. (aa)	Professional Services	L+5.25% (6.25%), 6/30/2022	10,359	10,209	10,320	0.6%
SunGard Availability Services Capital, Inc. (aa)	Business Equipment & Services	L+5.00% (6.00%), 3/29/2019	8,827	8,762	7,492	0.5%
Taqua, LLC	Wireless Telecommunication Services	L+9.00% (10.00%), 7/31/2019	13,475	13,268	12,998	0.8%
Tax Defense Network, LLC (j) (z) (aj)	Diversified Consumer Services	L+7.50% (8.50%), 8/28/2019	26,233	25,814	26,192	1.6%
The Tennis Channel Holdings, Inc. (ab) (ai)	Media	L+8.50% (8.81%), 5/29/2017	15,950	15,742	15,638	1.0%
Total Outdoor Holdings Corp.	Advertising	L+11.00% (12.00%), 8/28/2019	13,000	12,796	13,531	0.8%
Transportation Insight, LLC (z) (aj)	Freight & Logistics	L+5.50% (6.50%), 9/30/2019	21,233	20,965	21,075	1.3%
Trojan Battery Company, LLC	Automotive	L+4.75% (5.75%), 6/12/2021	10,118	10,035	10,017	0.6%
Turning Tech LLC (z) (aj) (am)	Software	L+8.75% (8.75%), 6/30/2020	30,625	30,043	29,967	1.8%
United Central Industrial Supply Company, LLC (z) (aa)	Commercial Services & Supplies	L+6.25% (7.50%), 10/9/2018	8,753	8,667	6,564	0.4%
VetCor Professional Practices LLC (m) (z)	Diversified Consumer Services	L+6.00% (7.00%), 4/20/2021	9,975	9,882	9,898	0.6%
Sub Total Senior Secured First Lien Debt				$1,317,304	$1,280,302	78.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

September 30, 2015 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Senior Secured Second Lien Debt - 18.9% (b)
Ability Networks Inc. (ab)	Health Care Providers & Services	L+8.25% (9.25%), 5/16/2022	$12,050	$11,950	$11,929	0.7%
Appriss Holdings, Inc. (aj)	Business Equipment & Services	L+8.25% (9.25%), 5/21/2021	19,650	19,386	19,485	1.2%
Boston Market Corporation (ab) (aj)	Hotels, Restaurants & Leisure	L+7.63% (8.63%), 12/16/2018	24,663	24,406	24,663	1.5%
Cayan Holdings (aj)	IT Services	L+8.50% (9.50%), 3/24/2022	20,000	19,501	19,500	1.2%
CIG Financial, LLC (a) (ah) (aj)	Consumer Finance	11.50%, 6/30/2019	15,000	14,887	14,522	0.9%
CPX Interactive Holdings, LP (ai)	Publishing	L+10.00% (13.00%), 3/26/2018	20,513	19,602	18,064	1.1%
CREDITCORP (ab)	Consumer Finance	12.00%, 7/15/2018	13,250	13,195	9,783	0.6%
Epic Health Services, Inc. (aj)	Health Care Providers & Services	L+8.25% (9.25%), 8/17/2021	12,333	12,164	12,150	0.7%
High Ridge Brands Co. (ab) (aj)	Retailers (except food & drug)	L+8.50% (9.50%), 4/11/2020	22,500	22,245	22,500	1.4%
Interblock USA L.C. (ab) (aj)	Electronic Equipment, Instruments & Components	L+8.75% (9.75%), 3/28/2018	23,000	22,712	22,445	1.4%
J. C. Bromac Corporation (dba EagleRider, Inc.) (aj) (ap)	Hotels, Restaurants & Leisure	L+9.00% (10.00%), 8/11/2019	12,500	12,329	12,341	0.8%
K&N Engineering, Inc. (ab)	Automotive	L+8.63% (9.63%), 7/11/2020	13,000	12,767	12,598	0.8%
Linc Energy Finance USA, Inc. (e) (t) (ab)	Oil, Gas & Consumable Fuels	12.50%, 10/31/2017	9,000	8,911	2,050	0.1%
NCP Finance Limited Partnership (aa) (ab)	Consumer Finance	L+9.75% (11.00%), 10/1/2018	17,644	17,519	16,409	1.0%
Prime Security Services Borrower, LLC (aa)	Commercial Services & Supplies	L+8.75% (8.75%), 7/1/2022	12,500	12,319	12,281	0.7%
Rx30 HoldCo, Inc. (aj)	Health Care	L+8.25% (9.25%), 6/15/2022	11,500	11,270	11,329	0.7%
Sage Automotive Holdings, Inc. (aj)	Auto Components	L+8.00% (9.00%), 10/8/2021	13,000	12,887	12,610	0.8%
Schulman Associates Institutional Review Board, Inc. (aj)	Health Care	L+8.00% (9.00%), 6/3/2021	17,000	16,703	16,420	1.0%
Stratose Intermediate Holdings II, LLC (aj)	Health Care	L+9.50% (10.50%), 12/30/2021	10,000	9,904	9,912	0.6%
U.S. Auto (aj)	Diversified Consumer Services	L+10.50% (11.50%), 6/8/2020	30,000	29,507	29,624	1.7%
Sub Total Senior Secured Second Lien Debt				$324,164	$310,615	18.9%

Subordinated Debt - 4.8% (b)
Gold, Inc. (ab)	Textiles, Apparel & Luxury Goods	12.00%, 6/30/2019	$12,163	$11,999	$11,824	0.7%
Park Ave RE Holdings, LLC (d) (o) (ai)	Real Estate Management & Development	L+8.00% (13.00%), 12/29/2017	22,637	22,637	22,637	1.4%
S.B. Restaurant Co., Inc. (e) (t)	Hotels, Restaurants & Leisure	1/10/2018	4,050	3,974	—	—%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

September 30, 2015 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
S.B. Restaurant Co., Inc. - Senior Subordinated Debt (e) (t)	Hotels, Restaurants & Leisure	1/10/2018	$134	$88	$—	—%
Steel City Media (ai) (aj)	Media	14.00%, 3/29/2020	20,406	20,056	20,176	1.2%
Visionary Integration Professionals, LLC (ab) (ai)	IT Services	15.00%, 12/3/2018	11,409	10,604	9,612	0.6%
Xplornet Communications, Inc. (a) (ai)	Diversified Telecommunication Services	13.00%, 10/25/2020	12,077	12,077	12,488	0.8%
Zimbra, Inc. (e) (t)	Software	12.00%, 7/10/2018	1,203	1,203	1,768	0.1%
Sub Total Subordinated Debt				$82,638	$78,505	4.8%

Collateralized Securities - 18.6% (b)
Collateralized Securities - Debt Investment
Fifth Street Senior Loan Fund I, LLC - 1A Class F (a) (p)	Diversified Investment Vehicles	L+7.50%, 1/19/2027	$10,728	$8,897	$8,668	0.5%
Collateralized Securities - Equity Investment
B&M CLO 2014-1, LTD. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	11.35%, 4/16/2026	$40,250	$28,538	$21,222	1.3%
CVP Cascade CLO, LTD. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	12.64%, 1/16/2026	31,000	20,088	15,043	0.9%
CVP Cascade CLO-2, LTD. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	9.12%, 7/18/2026	35,250	23,300	16,943	1.0%
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	12.13%, 1/19/2027	30,575	27,497	23,640	1.4%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	7.64%, 1/15/2027	35,057	26,467	17,663	1.1%
MidOcean Credit CLO II, LLC (a) (p) (ao)	Diversified Investment Vehicles	13.97%, 1/29/2025	37,600	30,009	25,899	1.6%
MidOcean Credit CLO III, LLC (a) (p) (ao)	Diversified Investment Vehicles	15.39%, 7/21/2026	40,250	31,807	29,143	1.9%
MidOcean Credit CLO IV, LLC (a) (p) (ao)	Diversified Investment Vehicles	17.30%, 4/15/2027	21,500	18,500	17,041	1.0%
NewStar Arlington Senior Loan Program LLC Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	16.19%, 7/25/2025	31,603	28,775	26,339	1.6%
Ocean Trails CLO V, LTD. (a) (p) (ao)	Diversified Investment Vehicles	13.88%, 10/13/2026	40,517	33,057	29,293	1.8%
OFSI Fund VI, Ltd. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	10.29%, 3/20/2025	38,000	27,628	24,199	1.5%
Related Fee Agreements (a) (p) (s)	Diversified Investment Vehicles		—	14,281	13,358	0.8%
Silver Spring CLO, Ltd. (a) (p) (ao)	Diversified Investment Vehicles	5.85%, 10/16/2026	31,500	25,184	16,114	1.0%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	11.54%, 5/1/2026	36,000	24,491	19,076	1.2%
Sub Total Collateralized Securities				$368,519	$303,641	18.6%

Equity/Other - 13.0% (b)
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant (e)	Software		306	$—	$20	—%
Basho Technologies, Inc. - Series G Senior Preferred Stock (e)	Software		$2,000	$2,000	$2,259	0.1%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

September 30, 2015 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Carlyle GMS Finance, Inc. (a) (i)	Diversified Investment Vehicles		$4,703	$4,703	$4,551	0.3%
CPX Interactive Holdings, LP - Series A Convertible Preferred Shares (e) (u)	Publishing	8.00%	$6,000	6,000	6,771	0.4%
CPX Interactive Holdings, LP - Warrants (e) (u)	Publishing		317	1,087	1,739	0.1%
Crowley Holdings, Inc. - Series A Preferred Stock (ai)	Marine	12.00%	$10,901	10,901	10,901	0.7%
Danish CRJ LTD. (a) (e) (p) (r)	Aerospace & Defense		$5	1	562	—%
Evolution Research Group - Preferred Equity (e)	Health Care Providers & Services	8.00%	$500	500	411	—%
HIG Integrity Nutraceuticals (e) (p) (u)	Food Products		1,630	1,630	—	—%
Kahala Ireland OpCo LLC - Common Equity (a) (e) (o) (y)	Aerospace & Defense		$—	—	7,950	0.5%
Kahala Ireland OpCo LLC - Profit Participating Note (a) (e) (o) (y)	Aerospace & Defense		3,250	3,069	3,250	0.2%
Kahala US OpCo LLC (e) (o) (x)	Aerospace & Defense	13.00%	4,413	4,464	4,100	0.2%
MBLOX Inc. - Warrants (e)	Internet Software & Services		1,531	—	—	—%
MCF CLO V Warehouse LLC (a) (p)	Diversified Investment Vehicles		$23,486	23,486	23,486	1.5%
NexSteppe Inc. Series C Preferred Stock Warrant (e)	Chemicals		177	500	155	—%
NMFC Senior Loan Program I, LLC (a) (p)	Diversified Investment Vehicles		$50,000	50,000	49,337	3.1%
Orchid Underwriters Agency, LLC (e) (u)	Banking, Finance, Insurance & Real Estate		$500	500	765	—%
Park Ave Holdings, LLC - Common Shares (e) (o) (w)	Real Estate Management & Development		7,900	914	5,572	0.3%
Park Ave Holdings, LLC - Preferred Shares (o) (w)	Real Estate Management & Development	8.00%	27	13,318	13,319	0.8%
PennantPark Credit Opportunities Fund II, LP (a) (g) (p)	Diversified Investment Vehicles		$10,000	10,000	11,254	0.7%
S.B. Restaurant Co., Inc. - Warrants (e)	Hotels, Restaurants & Leisure		—	—	—	—%
SkyCross Inc. - Warrants (e)	Electronic Equipment, Instruments & Components		2,254	—	—	—%
South Grand MM CLO I, LLC (a) (p) (ag)	Diversified Investment Vehicles		$29,524	29,095	29,149	1.9%
Squan Holding Corp. - Class A Common Stock (e) (u)	Diversified Telecommunication Services		1,150	11	—	—%
Squan Holding Corp. - Series A Preferred Stock (e) (u)	Diversified Telecommunication Services		1	1,138	215	—%
Tax Defense Network, LLC (e) (u)	Diversified Consumer Services		$425	425	954	0.1%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

September 30, 2015 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Tennenbaum Waterman Fund, L.P. (a)	Diversified Investment Vehicles		$10,000	$10,000	$10,595	0.6%
The SAVO Group, Ltd. - Warrants (e)	Internet Software & Services		138	—	—	—%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		$17,307	17,307	18,067	1.1%
U.S. Auto Series A Common Units (e)	Diversified Consumer Services		10	10	—	—%
U.S. Auto Series A Preferred Units (e)	Diversified Consumer Services		1	490	475	—%
Visionary Integration Professionals, LLC - Warrants (e) (u)	IT Services		657	910	—	—%
World Business Lenders, LLC (e)	Consumer Finance		3,750	3,750	5,058	0.3%
Xplornet Communications, Inc. - Warrants (a) (e)	Diversified Telecommunication Services		10	—	2,445	0.1%
Zimbra, Inc. - Warrants (Third Lien Bridge Note) (e)	Software		1,000	—	46	—%
Sub Total Equity/Other				$196,209	$213,406	13.0%

TOTAL INVESTMENTS - 133.3% (b)				$2,288,834	$2,186,469	133.3%
_____________

(a)
All of the Company's investments, except the investments noted by this footnote, are in eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"). Eligible assets represent 73.5% of the Company's total assets.

(b)	Percentages are based on net assets of $1,642.14 million as of September 30, 2015.

(c)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act. (See Note 3 to the financial statements).

(d)	As of September 30, 2015, the company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be PIK.

(e)	Non-income producing at September 30, 2015.

(f)	The Company has committed to fund a revolver term loan of $0.9 million in RVNB Holdings, Inc. The remaining commitment as of September 30, 2015 was $0.5 million.

(g)	The investment is subject to a three year lock-up restriction on withdrawals in year 4.

(h)	The Company has committed to fund a revolver term loan of $5.0 million in Icynene US Acquisition Corp. The remaining commitment as of September 30, 2015 was $3.0 million.

(i)	The Company has committed to fund $10.0 million in Carlyle GMS Finance, Inc. The remaining commitment as of September 30, 2015 was $5.3 million.

(j)	The Company has committed to fund a delayed draw term loan of $5.0 million in Tax Defense Network, LLC. The remaining commitment as of September 30, 2015 was $2.7 million.

(k)	The Company has committed to fund a delayed draw term loan of $2.6 million in ECI Acquisition Holdings, Inc. The remaining commitment as of September 30, 2015 was $1.8 million.

(l)	The Company has committed to fund a revolver term loan of $2.0 million in Motion Recruitment Partners, LLC. The remaining commitment as of September 30, 2015 was $2.0 million.

(m)	The Company has committed to fund a delayed draw term loan of $5.0 million in VetCor Professional Practices LLC. The remaining commitment as of September 30, 2015 was $5.0 million.

(n)	The Company has committed to fund a delayed draw term loan of $10.0 million in Squan Holding Corp. The remaining commitment as of September 30, 2015 was $10.0 million.

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

(s)
Related Fee Agreements consists of one investment with a fair value of $1,048 thousand that is classified as a Non-affiliated Investment and six investments with a total fair value of $12,310 thousand that are classified as Affiliated Investments.

(t)	The investment is on non-accrual status as of September 30, 2015.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

(v)	The Company has committed to fund a delayed draw term loan of $5.0 million in National Technical Systems, Inc. The remaining commitment as of September 30, 2015 was $5.0 million.

(w)	The Company's investment is held through the consolidated subsidiary, Park Ave RE, Inc., which owns 100% of the equity of the operating company, Park Ave RE Holdings, LLC.

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

(ac)	The Company has committed to fund a delayed draw term loan of $5.0 million in Icynene US Acquisition Corp. The remaining commitment as of September 30, 2015 was $5.0 million.

(ad)	The Company has committed to fund a delayed draw term loan of $20.2 million in ERG Holding Company. The remaining commitment as of September 30, 2015 was $16.4 million.

(ae)	The Company has committed to fund a delayed draw term loan of $2.2 million in InMotion Entertainment Group, LLC. The remaining commitment as of September 30, 2015 was $1.8 million.

(af)	The Company has committed to fund a delayed draw term loan of $5.6 million in Orchid Underwriters Agency, LLC. The remaining commitment as of September 30, 2015 was $5.6 million.

(ag)	The Company has committed to fund $35.0 million in South Grand MM CLO I, LLC. The remaining commitment as of September 30, 2015 was $6.1 million.

(ah)	The Company has committed to fund a delayed draw term loan of $5.0 million in CIG Financial, LLC. The remaining commitment as of September 30, 2015 was $5.0 million.
(ai)For the nine months ended September 30, 2015, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind ("PIK"):

Portfolio Company	Investment Type	Cash	PIK	All-in Rate
Basho Technologies, Inc.	Senior Secured First Lien Debt	10.00%	3.00%	13.00%
Integrity Nutraceuticals, Inc.	Senior Secured First Lien Debt	10.50%	1.00%	11.50%
Kahala Ireland OpCo LLC	Senior Secured First Lien Debt	—%	13.00%	13.00%
Kahala US OpCo LLC	Senior Secured First Lien Debt	—%	13.00%	13.00%
NexSteppe Inc.	Senior Secured First Lien Debt	10.00%	3.00%	13.00%
PeopLease Holdings, LLC	Senior Secured First Lien Debt	14.00%	—%	14.00%
The Tennis Channel Holdings, Inc.	Senior Secured First Lien Debt	6.81%	2.00%	8.81%
CPX Interactive Holdings, LP	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%
Steel City Media	Subordinated Debt	12.00%	2.00%	14.00%
Visionary Integration Professionals, LLC	Subordinated Debt	—%	17.00%	17.00%
Xplornet Communications, Inc.	Subordinated Debt	—%	13.00%	13.00%
Crowley Holdings, Inc. - Series A Preferred Stock	Equity/Other	10.00%	2.00%	12.00%

(aj)	The Company's investment or a portion thereof is pledged as collateral under the UBS Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

(ak)
For equity investments in Collateralized Securities, the effective yield is presented in place of the investment coupon rate for each investment. Refer to footnote (ao) for a further description of an equity investment in a Collateralized Security.

(al)	The Company has committed to fund a revolver term loan of $2.5 million in Pure Barre, LLC. The remaining commitment as of September 30, 2015 was $2.5 million.

(am)	The Company has committed to fund a revolver term loan of $6.0 million in Turning Tech LLC. The remaining commitment as of September 30, 2015 was $4.6 million.

(an)	The Company has committed to fund a delayed draw term loan of $3.5 million in Hanna Anderson, LLC. The remaining commitment as of September 30, 2015 was $3.3 million.

(ao)
The Company’s investment is considered an equity investment in a Collateralized Security. Equity investments represent the Collateralized Security’s tranche that is entitled to recurring distributions which are generally equal to the residual cash flow of the payments made by the investment’s underlying securities less contractual payments to debt holders and expenses.

(ap)	The Company has committed to fund a delayed draw term loan of $5.0 million in J.C. Bromac Corporation (dba EagleRider, Inc.). The remaining commitment as of September 30, 2015 was $2.5 million.

(aq)	The Company has committed to fund a revolver term loan of $5.0 million in Amteck, LLC. The remaining commitment as of September 30, 2015 was $5.0 million.

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULE OF INVESTMENTS
(dollars in thousands)

September 30, 2015
(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2015 (dollars in thousands):

	At September 30, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles	$477,030	21.9%
Aerospace & Defense	210,738	9.6
Hotels, Restaurants & Leisure	143,558	6.6
Diversified Consumer Services	102,786	4.7
Software	92,243	4.2
Health Care Providers & Services	90,881	4.2
Commercial Services & Supplies	86,192	3.9
Food Products	70,298	3.2
Automotive	61,006	2.8
Publishing	56,321	2.6
Media	54,006	2.5
Professional Services	52,859	2.4
Retailers (except food & drug)	52,424	2.4
Real Estate Management & Development	52,045	2.4
Electronic Equipment, Instruments & Components	46,296	2.1
Consumer Finance	45,772	2.1
Freight & Logistics	44,176	2.0
Internet Software & Services	40,218	1.8
Health Care	37,661	1.7
Diversified Telecommunication Services	36,899	1.7
Technology - Enterprise Solutions	32,362	1.5
Transportation Infrastructure	30,305	1.4
IT Services	29,112	1.3
Business Equipment & Services	26,977	1.2
Building Products	25,679	1.2
Banking, Finance, Insurance & Real Estate	22,955	1.0
Machinery	19,306	0.9
Diversified Financial Services	19,263	0.9
Chemicals	19,208	0.9
Auto Components	17,529	0.8
Communications Equipment	16,445	0.8
Advertising	13,531	0.6
Wireless Telecommunication Services	12,998	0.6
Textiles, Apparel & Luxury Goods	11,824	0.5
Marine	10,901	0.5
Steel	9,706	0.4
Telecommunications	6,855	0.3
Capital Markets	6,054	0.3
Oil, Gas & Consumable Fuels	2,050	0.1
Total	$2,186,469	100.0%
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

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Company sold 22,222 shares of common stock to its Adviser on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.  On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and commenced operations as of that date. On February 1, 2012, our Adviser contributed an additional $1,300,000 to purchase 140,784 shares of our common stock at $9.234 per share so that the aggregate contribution by our Adviser was $1,500,000. Our Adviser will not tender any amount of its shares for repurchase as long it continues to serve as our investment adviser. On July 1, 2014, the Company's registration statement on Form N-2 (File No. 333-193241) for its follow-on offering (the "Follow-on") was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Under the Follow-on, the Company can offer up to 101,100,000 shares of its common stock. As of September 30, 2015, the Company had issued 178.0 million shares of common stock for gross proceeds of $1.9 billion including the shares purchased by the Sponsor and shares issued under the Company's distribution reinvestment plan ("DRIP"). Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company is no longer issuing new shares except for DRIP shares. As of September 30, 2015, the Company had repurchased 1.9 million shares of common stock for payments of $19.7 million.

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

On July 24, 2012, the Company, through a newly-formed, wholly-owned special purpose financing subsidiary, BDCA Funding I, LLC (“Funding I”), entered into a revolving credit facility (the “Wells Fargo Credit Facility”) with Wells Fargo Bank, National Association, as lender, Wells Fargo Securities, as administrative agent (together, “Wells Fargo”) and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Credit Facility, which was subsequently amended on April 26, 2013, September 9, 2013, June 30, 2014, and May 29, 2015, provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, with a term of 60 months. The condensed consolidated financial statements include both the Company's accounts and the accounts of Funding I. All significant intercompany transactions have been eliminated in consolidation.

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

On August 26, 2015, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Sandler O’Neill & Partners, L.P., Keefe, Bruyette & Woods, Inc. and UBS Securities (the “Representatives”), William Blair & Company, L.L.C. and Ladenburg Thalmann & Co. Inc. (together with the Representatives, the “Initial Purchasers”), relating to the Company’s sale of $100 million aggregate principal amount of its 6.00% fixed rate senior notes due 2020 (the “Unsecured Notes”) to the Initial Purchasers in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and for initial resale by the Initial Purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchasers.

The Company has formed and expects to continue to form consolidated subsidiaries (the "Consolidated Holding Companies") to hold equity securities of portfolio companies. These Consolidated Holding Companies enable the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. Any tax payable by a Consolidated Holding Company is included as an expense in the Company's Condensed Consolidated Statements of Operations. As of September 30, 2015, 54th Street Equity Holdings, Inc., Kahala Aviation Holdings, LLC, Kahala Aviation US, Inc., Kahala LuxCo, and Park Ave RE, Inc. were the only Consolidated Holding Companies.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The Company has entered into an amended and restated fund administration servicing and fund accounting servicing agreements dated as of April 13, 2015, with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting and compliance support , necessary for the Company to operate. On August 13, 2012, the Company entered into a custody agreement with U.S. Bank National Association (“U.S. Bank”). Under the custody agreement, U.S. Bank holds all of the portfolio securities and cash of the Company for certain of its subsidiaries, and transfers such securities or cash pursuant to the Company’s instructions.

Realty Capital Securities, LLC (the “Dealer Manager”), an entity under common control with the Sponsor, served as the dealer manager of the Company’s IPO and served as the dealer manager of the Company's Follow-on. The Adviser and the Dealer Manager are related parties. The Dealer Manager received compensation and fees for services related to the IPO and Follow-on. The Adviser receives fees during the offering and operational stages.

Sponsor Transactions

On August 6, 2015, the Sponsor entered into a transaction agreement (the “Transaction Agreement”) with AMH Holdings (Cayman), L.P. (“AMH”), a Cayman Islands exempted limited partnership and an affiliate of Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”), and a newly-formed entity, AR Global Investments, LLC, a Delaware limited liability company (“AR Global”). Also on August 6, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Company’s former dealer manager and a company under common control with the Sponsor, announced that it has entered into an agreement (the "RCS Agreement") with an affiliate of Apollo to sell RCS Capital’s wholesale distribution division, including the Dealer Manager, and certain related entities (collectively, the "Transactions").

On November 9, 2015, the Sponsor advised the Company that the Sponsor and Apollo have mutually agreed to terminate the Transaction Agreement, and RCS Capital and Apollo announced an amendment to the RCS Agreement. See Note 16 - "Subsequent Events".

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

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Offering costs are recorded as a reduction to contributed capital. As of September 30, 2015, offering costs in the amount of $0.0 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser. As of December 31, 2014, offering costs in the amount of $1.4 million were incurred in excess of the 1.5% limit and are the responsibility of the Adviser.

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

As of September 30, 2015, the Company had repurchased a cumulative 1.9 million shares of common stock for payments of $19.7 million. As of September 30, 2014, the Company had repurchased a cumulative 0.5 million shares of common stock for payments of $5.5 million.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis,” which amends the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. ASU 2015-02 changes the manner in which a reporting entity assesses one of the five characteristics that determine if an entity is a variable interest entity. The Company is currently assessing any additional disclosure requirements. ASU 2015-2 will be effective for annual reporting periods in fiscal years that begin after December 15, 2015.

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

All of the Company’s investment portfolio at September 30, 2015 and December 31, 2014 were comprised of debt and equity instruments for which Level 1 inputs, such as quoted prices, were not available. Therefore, at September 30, 2015 and December 31, 2014, the investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at September 30, 2015 may differ materially from values that would have been used had a ready market for the securities existed.

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

As of September 30, 2015, the Company had four portfolio companies, which represented five portfolio investments, on non-accrual status. These investments had a total principal of $49.2 million and a total fair value of $30.1 million, which represented 2.0% and 1.4%, respectively, of the Company's portfolio as of September 30, 2015. As of September 30, 2014, the Company had one portfolio company, which represented two portfolio investments, on non-accrual status with a total principal amount of $4.2 million, amortized cost of $4.1 million, and no fair value which represented 0.2% and 0.2% of the investment portfolio total principal and amortized cost, respectively. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy.

For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings.

The following table presents fair value measurements of investments, by major class, as of September 30, 2015, according to the fair value hierarchy:

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$149,051	$1,131,251	$1,280,302
Senior Secured Second Lien Debt	—	—	310,615	310,615
Subordinated Debt	—	—	78,505	78,505
Collateralized Securities	—	—	303,641	303,641
Equity/Other	—	—	213,406	213,406
Total	$—	$149,051	$2,037,418	$2,186,469

The following table presents fair value measurements of investments, by major class, as of December 31, 2014, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$325,417	$672,244	$997,661
Senior Secured Second Lien Debt	—	42,663	225,695	268,358
Subordinated Debt	—	—	60,930	60,930
Collateralized Securities	—	—	364,897	364,897
Equity/Other	—	—	225,145	225,145
Total	$—	$368,080	$1,548,911	$1,916,991

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2015:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2014	$672,244	$225,695	$60,930	$364,897	$225,145	$1,548,911
Net unrealized appreciation (depreciation)	(11,288)	(11,769)	436	(56,840)	3,395	(76,066)
Purchases and other adjustments to cost	559,919	126,267	17,936	55,450	39,800	799,372
Sales and redemptions	(304,249)	(38,339)	(797)	(60,066)	(55,385)	(458,836)
Net realized gain (loss)	1,917	348	—	200	(49)	2,416
Net transfers in and/or out	212,708	8,413	—	—	500	221,621
Balance as of September 30, 2015	$1,131,251	$310,615	$78,505	$303,641	$213,406	$2,037,418
Unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation (depreciation):	$(11,185)	$(11,679)	$436	$(56,840)	$3,533	$(75,735)

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

For the nine months ended September 30, 2015, there were two transfers out of Level 3 to Level 2 as the number of observable market quotes available for these investments increased. For the nine months ended September 30, 2015, there were

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

seventeen transfers from Level 2 to Level 3 as the number of observable market quotes available for these investments decreased.

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2014:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2013	$195,755	$51,120	$59,701	$105,945	$105,746	$518,267
Net unrealized appreciation (depreciation)	(8,140)	(3,158)	(3,704)	(9,697)	8,004	(16,695)
Purchases and other adjustments to cost	697,498	187,429	49,766	554,132	181,259	1,670,084
Sales and redemptions	(211,883)	(41,642)	(54,789)	(292,065)	(70,479)	(670,858)
Net realized gain	1,017	202	206	6,582	615	8,622
Net transfers in and/or out	(2,003)	31,744	9,750	—	—	39,491
Balance as of December 31, 2014	$672,244	$225,695	$60,930	$364,897	$225,145	$1,548,911
Unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation (depreciation):	$(7,948)	$(3,017)	$(2,646)	$(8,037)	$8,633	$(13,015)

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

The composition of the Company’s investments as of September 30, 2015, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,317,304	$1,280,302	58.5%
Senior Secured Second Lien Debt	324,164	310,615	14.2
Subordinated Debt	82,638	78,505	3.6
Collateralized Securities	368,519	303,641	13.9
Equity/Other	196,209	213,406	9.8
Total	$2,288,834	$2,186,469	100.0%

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

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of September 30, 2015. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$805,452	Yield Analysis	Market Yield	6.00%	20.00%	9.73%
Senior Secured Second Lien Debt (c)	228,103	Yield Analysis	Market Yield	8.63%	29.50%	10.28%
Subordinated Debt	76,737	Yield Analysis	Market Yield	12.00%	20.00%	14.12%
Subordinated Debt	1,768	Options Pricing Model	Expected Volatility	50.00%	50.00%	50.00%
Collateralized Securities	303,641	Discounted Cash Flow	Discount Rate	10.11%	32.43%	22.87%
Equity/Other (d)	32,167	Market Multiple Analysis	EBITDA Multiple	1.0x	77.3x	5.8x
Equity/Other (d)	101,972	Discounted Cash Flow	Discount Rate	12.32%	18.14%	13.75%
Equity/Other (d)	46	Options Pricing Model	Expected Volatility	50.00%	50.00%	50.00%
______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)
The remaining $325.8 million of senior secured first lien debt consisted of $255.4 million which were valued based on broker quotes and $70.4 million were valued at their respective acquisition prices as the investments closed near the period ending September 30, 2015.

(c)
The remaining $82.5 million of senior secured second lien debt consisted of $50.7 million which were valued based on broker quotes and $31.8 million were valued at their respective acquisition prices as the investments closed near the period ending September 30, 2015.

(d)
The remaining $79.2 million of equity/other investments consisted of $44.5 million which were valued based on the net asset values published by the respective fund and $34.7 million were valued with consideration of their respective appraisal value.

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

Note 4 — Related Party Transactions and Arrangements

The Sponsor, including its indirectly wholly-owned subsidiary, the Adviser, owns 0.16 million shares of the Company’s outstanding common stock as of both September 30, 2015 and December 31, 2014.

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

For the three and nine months ended September 30, 2015, the Company incurred $9.4 million and $26.5 million, respectively, of management fees, of which the Adviser did not waive any portion of such fees. For the three and nine months ended September 30, 2014, the Company incurred $7.6 million and $16.9 million, respectively, of management fees, of which the Adviser did not waive any portion of such fees.

For the three and nine months ended September 30, 2015, the Company incurred $0.0 million and $10.1 million, respectively, of subordinated income incentive fees, of which the Adviser waived $0.0 million and $3.5 million, respectively. For the three and nine months ended September 30, 2014, the Company incurred $3.7 million and $7.1 million, respectively, of subordinated income incentive fees, of which the Adviser waived $1.3 million and $1.3 million, respectively, of such fees.

For the three and nine months ended September 30, 2015, the Company incurred $0.0 million and $0.0 million of capital gains incentive fees under the Investment Advisory Agreement, respectively. For the three and nine months ended September 30, 2014, the Company incurred $0.02 million and $0.2 million of capital gains incentive fees under the Investment Advisory Agreement, respectively, of which the Adviser did not waive any portion of such fees.

For accounting purposes only, the Company is required under U.S. GAAP to also accrue a theoretical capital gains incentive fee based upon unrealized capital appreciation on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a capital gains incentive fee that would theoretically be payable to the Adviser. For the three and nine months ended September 30, 2015, the Company incurred $(0.5) million and $0.9 million of theoretical capital gains incentive fees, respectively. For the three and nine months ended September 30, 2014, the Company incurred $0.9 million and $1.6 million of theoretical capital gains incentive fees, respectively. The amounts actually paid to the Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

As a result of discussions with the SEC staff, the Company determined to no longer include TRS earnings in the computation of subordinated incentive fees, which was effective from January 1, 2014 through the termination of the TRS on June 27, 2014. The Adviser did not receive any additional fees as a result of the termination of the TRS, other than as a result of the increase in the Company’s assets and the fact that, effective June 27, 2014, realized gains and income received on loans formerly underlying the TRS beginning on the date on which the loans came on to the Company’s balance sheet will be included in the incentive fee calculation under the Investment Advisory Agreement. Any gains or income realized as a result of the termination of the TRS, however, were considered in the calculation of the incentive fee due to Adviser under the Investment Advisory Agreement.

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

(3)	"N/A"- Not Applicable

(4)	Expense Support Payment is no longer eligible for reimbursement as of September 30, 2015.

If an Expense Support Payment has not been reimbursed within three years of the date such Expense Support Payment was incurred, the Company’s obligation to pay such Expense Support Payment shall automatically terminate and be of no further effect.

The Company has recorded $0.8 million as due to affiliate on the condensed consolidated statements of assets and liabilities as of September 30, 2015, which reflects the netting of amounts due from the Adviser and affiliates and amounts due from the Company. The Company has recorded $1.7 million as due from affiliate on the condensed consolidated statements of assets and liabilities as of December 31, 2014, which reflects the netting of amounts due from the Adviser and affiliates and amounts due from the Company. On August 24, 2012, the Adviser made a payment to the Company in the amount of $0.8 million for $1.0 million of operating expenses pursuant to the Expense Support Agreement netted against $0.2 million due from the Company to the Adviser as reimbursement for payments made by the Adviser on behalf of the Company. As of

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

September 30, 2015, the Adviser had assumed on a cumulative basis, $1.0 million of operating expenses pursuant to the Expense Support Agreement and none of the cumulative total is eligible for reimbursement. As of December 31, 2014, the Adviser had assumed on a cumulative basis, $1.0 million of operating expenses pursuant to the Expense Support Agreement and $0.7 million of the cumulative total was no longer eligible for reimbursement.

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

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering expenses, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. As of September 30, 2015, offering costs in the amount of $0.0 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser. As of December 31, 2014, offering costs in the amount of $1.4 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The following table reflects the fees incurred to our Dealer Manager, the Adviser, RCS, SK Research, and our transfer agent as of and for the three and nine months ended September 30, 2015 and September 30, 2014 (dollars in thousands):

	Incurred for the Three Months Ended		Incurred for the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Selling commissions and dealer manager fees (1)	$5,699	$41,102	$16,569	$77,703
Offering costs	(711)	5,484	(189)	15,295
Management and incentive fees, net	9,425	10,008	33,072	23,050
Investment banking advisory fees (2)	—	207	—	372
Transfer agent fees (3)	491	—	2,071	—
Professional fees	76	324	580	529
Other general and administrative	(53)	—	194	—
Total related party fees	$14,927	$57,125	$52,297	$116,949

The following table reflects the fees unpaid to our Dealer Manager, the Adviser and transfer agent as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	Payable as of
	September 30, 2015	December 31, 2014
Selling commissions and dealer manager fees (1)	$—	$—
Offering costs	203	995
Management and incentive fees, net	9,389	10,717
Investment banking advisory fees (2)	—	—
Transfer agent fees (3)	204	614
Professional fees	149	311
Other general and administrative	58	24
Total related party fees	$10,003	$12,661
______________

(1)	Selling commissions and dealer manager fees are not reflected in the Company's condensed consolidated financial statements

(2)	Investment banking advisory fees were paid to the Dealer Manager for strategic advisory services provided to the Company

(3)	Reflects transfer agent fees which are expensed in the Company's condensed consolidated statements of operations

Due (to)/from affiliate

The due from affiliate receivable primarily consists of the organization and offering expenses incurred in excess of 1.5% of gross proceeds as the Adviser has agreed to reimburse the Company for these costs per the Investment Advisory Agreement plus non offering costs due from the Adviser such as administrative fees, professional fees, and rent expense. These receivables are offset by non offering costs payable to the Adviser and offering costs payable.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The following table reflects the components of due (to)/from affiliate as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Due from affiliate - organization & offering costs in excess of 1.5% of gross proceeds	—	1,374
Due (to)/from affiliate - non offering costs	(599)	1,948
Offering costs payable	(203)	(1,656)
Total due (to)/from affiliate	$(802)	$1,666

As of September 30, 2015, offering costs payable no longer includes offering costs that are payable to third parties. In prior periods, offering costs payable to third parties were included in due (to)/from affiliate as they were an offset to the organization and offering costs in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering that were the responsibility of the Adviser. Total organization and offering costs do not exceed 1.5% of the aggregate gross proceeds at September 30, 2015 so offering costs payable to third parties is no longer applicable as an offsetting balance in due (to)/from affiliate.

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

The Wells Fargo Credit Facility is priced at the one month maturity London Interbank Offered Rate ("LIBOR"), with no LIBOR floor, plus a spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I is subject to a non-usage fee to the extent the aggregate principal amount available under the Wells Fargo Credit Facility has not been borrowed. The non-usage fee per annum for the first six months is 0.50%; thereafter, the non-usage fee per annum is 0.50% for the first 20% of the unused balance and 2.0% for the portion of the unused balance that exceeds 20%. For the three and nine months ended September 30, 2015, the Company incurred $0.1 million and $0.3 million, respectively, of non-usage fees. For the three and nine months ended September 30, 2014, the Company incurred $0.2 million and $0.5 million, respectively, of non-usage fees. Any amounts borrowed under the Wells Fargo Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable in April 2018.

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

As of September 30, 2015, the Company had gross deferred financing costs of $6.3 million, net of accumulated amortization of $1.8 million in connection with the Wells Fargo Credit Facility. As of December 31, 2014, the Company had gross deferred financing costs of $2.9 million, net of accumulated amortization of $1.0 million in connection with the Wells Fargo Credit Facility. At September 30, 2015, $263.1 million was drawn on the Wells Fargo Credit Facility. At December 31, 2014, $288.1 million was drawn on the Wells Fargo Credit Facility. For the three and nine months ended September 30, 2015, the Company incurred interest expense related to the outstanding borrowings on the Wells Fargo Credit Facility in the amount of $1.9 million and $5.2 million, respectively. For the year ended December 31, 2014, the Company incurred interest expense related to the outstanding borrowings on the Wells Fargo Credit Facility in the amount of $4.8 million.

Deutsche Bank Credit Facility

On February 21, 2014, the Company, through 2L Funding I, entered into the Deutsche Bank Credit Facility with Deutsche Bank as lender and as administrative agent and U.S. Bank as collateral agent and collateral custodian.

The Deutsche Bank Credit Facility provides for borrowings in an aggregate principal amount of up to $60.0 million with a term of 36 months. The Deutsche Bank Credit Facility is priced at LIBOR plus 4.25%, with no LIBOR floor. The undrawn rate is 0.75%. 2L Funding I is subject to a minimum utilization of 50% of the loan amount in the first 12-months and 65% of the loan amount thereafter, measured quarterly. If the utilized portion of the loan amount is less than the foregoing thresholds, such shortfalls shall bear interest at LIBOR plus 4.25%. For the three and nine months ended September 30, 2015, the Company incurred $0.04 million and $0.1 million, respectively, of non-usage fees. For the three and nine months ended September 30, 2014, the Company incurred $0.1 million and $0.3 million, respectively, of non-usage fees. The Deutsche Bank Credit Facility provides for monthly interest payments for each drawn loan. Any amounts borrowed under the Deutsche Bank Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, in January 2017. 2L Funding I paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Deutsche Bank Credit Facility.

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

As of September 30, 2015, the Company had gross deferred financing costs of $1.0 million, net of accumulated amortization of $0.5 million in connection with the Deutsche Bank Credit Facility. As of December 31, 2014, the Company had gross deferred financing costs of $0.9 million, net of accumulated amortization of $0.2 million in connection with the Deutsche Bank Credit Facility. At September 30, 2015, $0.0 million was drawn on the Deutsche Bank Credit Facility. For the year ended December 31, 2014, $60.0 million was drawn on the Deutsche Bank Credit Facility. For the three and nine months ended September 30, 2015, the Company incurred interest expense related to the outstanding borrowings on the Deutsche Bank Credit Facility in the amount of $0.4 million and $1.3 million, respectively. For the year ended December 31, 2014, the Company incurred interest expense related to the outstanding borrowings on the Deutsche Bank Credit Facility in the amount of $1.1 million.

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

The Citi Credit Facility is priced at LIBOR, with no LIBOR floor, plus a spread of 1.70% per annum for the first twenty four months and 2.00% per annum thereafter. Interest is payable quarterly in arrears. CB Funding is subject to a non-usage fee to the extent the aggregate principal amount available under the Citi Credit Facility has not been borrowed. Any amounts borrowed under the Citi Credit Facility along with any accrued and unpaid interest thereunder will mature, and will be due and payable, in three years. CB Funding paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Citi Credit Facility. For the three and nine months ended September 30, 2015, the Company incurred $0.2 million and $0.5 million, respectively, of non-usage fees. For the three and nine months ended September 30, 2014, the Company incurred $0.2 million and $0.2 million, respectively, of non-usage fees. The obligations of CB Funding under the Citi Credit Facility are non-recourse to the Company.

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

As of September 30, 2015, the Company had gross deferred financing costs of $2.3 million, net of accumulated amortization of $1.0 million in connection with the Citi Credit Facility. As of December 31, 2014, the Company had gross deferred financing costs of $2.3 million, net of accumulated amortization of $0.4 million in connection with the Citi Credit Facility. At September 30, 2015 and December 31, 2014, $270.6 million was drawn on the Citi Credit Facility. For the three and nine months ended September 30, 2015, the Company incurred interest expense related to the outstanding borrowings on the Citi Credit Facility in the amount of $1.4 million and $4.0 million, respectively. For the year ended December 31, 2014, the Company incurred interest expense related to the outstanding borrowings on the Citi Credit Facility in the amount of $2.6 million.

UBS Credit Facility

On April 7, 2015, the Company, through a wholly-owned, special-purpose, bankruptcy-remote subsidiary, BDCA Helvetica Funding, Ltd. ("Helvetica Funding") entered into a debt financing facility with UBS AG, London Branch (“UBS”), pursuant to which $150.0 million will be made available to the Company to fund investments in new securities and for other general corporate purposes (the “UBS Credit Facility”). The UBS Credit Facility was subsequently amended on July 10, 2015 to increase the amount of debt available to the Company under the facility from $150.0 million to $210.0 million. Pricing under the transaction is based on three-month LIBOR plus a spread of 3.90% per annum for the relevant period.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

As of September 30, 2015, the Company had gross deferred financing costs of $0.6 million, net of accumulated amortization of $0.03 million in connection with the UBS Credit Facility. As of December 31, 2014, the Company did not have any gross deferred financing costs in connection with the UBS Credit Facility. At September 30, 2015, $210.0 million was drawn on the UBS Credit Facility. At December 31, 2014, the Company had not entered in to the UBS Credit Facility. For the three and nine months ended September 30, 2015, the Company incurred interest expense related to the outstanding borrowings on the UBS Credit Facility in the amount of $2.2 million and $3.7 million, respectively. For the year ended December 31, 2014, the Company incurred no interest expense related to the outstanding borrowings on the UBS Credit Facility.

Unsecured Notes

On August 26, 2015, the Company entered into a Purchase Agreement with the Initial Purchasers, relating to the Company’s sale of $100 million aggregate principal amount of its 6.00% fixed rate senior notes due 2020 to the Initial Purchasers in a private placement in reliance on Section 4(a)(2) of the Securities Act and for initial resale by the Initial Purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act (the "Unsecured Notes"). The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchasers. The Purchase Agreement includes customary representations, warranties and covenants by the Company. Under the terms of the Purchase Agreement, the Company has agreed to indemnify the Initial Purchasers against certain liabilities under the Securities Act. The Unsecured Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The net proceeds from the sale of the Unsecured Notes was approximately $97.9 million, after deducting initial purchasers’ discounts and commissions of approximately $1.58 million payable by the Company and estimated offering expenses of approximately $0.5 million payable by the Company. The Company intends to use the net proceeds to make investments in accordance with the Company’s investment objectives and for general corporate purposes.

The Unsecured Notes were issued pursuant to the Indenture, dated as of August 31, 2015, between the Company and the Trustee. The Unsecured Notes will mature on September 1, 2020, and may be redeemed in whole or in part at the Company’s option at any time, or from time to time, at the redemption prices set forth in the Indenture. The Unsecured Notes bear interest at a rate of 6.00% per year payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2016. The Unsecured Notes will be general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Unsecured Notes. The Unsecured Notes will rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles or similar facilities, including credit facilities held by the Company’s wholly owned, special purpose financing subsidiaries.

The Indenture contains certain covenants, including covenants requiring the Company to: (i) comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act as in effect immediately prior to the issuance of the Unsecured Notes, whether or not the Company is subject to such provisions; (ii) provide financial information to the holders of the Unsecured Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended; and (iii) maintain total unencumbered assets, as defined in the Indenture, of at least 175% of the aggregate principal amount of all of the Company and the Company’s consolidated subsidiaries’ outstanding unsecured debt determined on a consolidated basis in accordance with generally accepted accounting principles. These covenants are subject to important limitations and exceptions that are described in the Indenture.

For the three and nine months ended September 30, 2015, the Company incurred interest expense related to the unsecured notes in the amount of $0.5 million and $0.5 million, respectively.

The weighted average annualized interest cost for all borrowings for the nine months ended September 30, 2015 and September 30, 2014 was 2.72% and 2.35%, respectively. The average daily debt outstanding for the nine months ended September 30, 2015 and September 30, 2014 was $708.4 million and $280.4 million, respectively. The maximum debt outstanding for the nine months ended September 30, 2015 and September 30, 2014 was $942.2 million and $525.3 million, respectively.

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

	Level	Carrying Amount at September 30, 2015	Fair Value at September 30, 2015
Wells Fargo Credit Facility	3	$263,087	$263,087
Deutsche Bank Credit Facility	3	$—	$—
Citi Credit Facility	3	$270,625	$270,625
UBS Credit Facility	3	$210,000	$210,000
Unsecured Notes	3	$98,447	$98,447
		$842,159	$842,159

	Level	Carrying Amount at December 31, 2014	Fair Value at December 31, 2014
Wells Fargo Credit Facility	3	$288,087	$288,087
Deutsche Bank Credit Facility	3	$60,000	$60,000
Citi Credit Facility	3	$270,625	$270,625
		$618,712	$618,712

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

The obligations of 405 Sub under the TRS were non-recourse to the Company and the Company's exposure to the TRS was limited to the amount that it contributed to 405 Sub in connection with the TRS. Generally, that amount will be the amount that 405 Sub was required to post as cash collateral for each loan (which in most instances was approximately 25% of the market value of a loan at the time that such loan was purchased). There was no cash collateral on deposit as of September 30, 2015 and December 31, 2014 as the TRS was terminated on June 27, 2014. As amended, the TRS provided that 405 Sub could have selected a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the TRS) of $450.0 million.

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

The Company did not hold the TRS at September 30, 2015 or December 31, 2014.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Note 7 — Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2015, the Company had unfunded commitments on delayed draw term loans of $64.1 million, unfunded commitments on revolver term loans of $17.6 million and unfunded equity commitments of $11.4 million. As of December 31, 2014, the Company had unfunded commitments on delayed draw term loans of $77.9 million and unfunded equity commitments of $17.7 million. The unfunded commitments are disclosed in the Company's condensed consolidated schedule of investments. For purposes of evaluating compliance with the requirements of the SEC 200% asset coverage test, the Company will either (i) maintain sufficient cash and/or liquid assets to cover the amount of unfunded commitments that are currently outstanding or (ii) treat outstanding unfunded commitments as senior securities.

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

Note 9 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through September 30, 2015, the Company sold 178.0 million shares of common stock for gross proceeds of $1.9 billion, including shares purchased by the Sponsor and shares issued under the DRIP. Following the time our updated registration statement was declared effective on June 30, 2015, we issued shares for subscription agreements that had been accepted through that date. The Company is no longer issuing new shares except for DRIP shares. As of September 30, 2015, the Company had repurchased 1.9 million shares of common stock for payments of $19.7 million.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The following table reflects the common stock activity for the nine months ended September 30, 2015 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	16,591,016	$183,612
Shares Issued through DRIP	5,200,543	52,328
Share Repurchases	(1,333,182)	(13,639)
	20,458,377	$222,301

The following table reflects the common stock activity for the nine months ended September 30, 2014 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	79,220,916	$876,416
Shares Issued through DRIP	3,219,863	32,456
Share Repurchases	(369,440)	(3,865)
	82,071,339	$905,007

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Quarterly Offer Date	Repurchase Date	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
September 12, 2012	October 8, 2012	—	$9.71	$—
December 13, 2012	January 15, 2013	10,732	$9.90	$106.22
March 27, 2013	April 25, 2013	29,625	$10.18	$301.58
July 15, 2013	August 13, 2013	30,365	$10.18	$308.97
October 22, 2013	November 21, 2013	55,255	$10.36	$572.44
February 4, 2014	March 6, 2014	68,969	$10.36	$714.52
June 6, 2014	July 11, 2014	117,425	$10.36	$1,216.38
August 7, 2014	September 10, 2014	111,854	$10.36	$1,158.80
December 19, 2014	January 23, 2015	313,101	$10.36	$3,243.73
March 16, 2015	April 15, 2015	162,688	$10.36	$1,685.45
June 26, 2015	July 31, 2015	533,527	$9.72	$5,185.88
Note 11 — Net Increase in Net Assets

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of September 30, 2015 and December 31, 2014.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the nine months ended September 30, 2015 and September 30, 2014 (dollars in thousands except share and per share amounts):

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2015	2014	2015	2014
Basic and diluted
Net increase (decrease) in net assets from operations	$(19,317)	$26,216	$12,873	$68,221
Weighted average common shares outstanding	177,618,986	139,622,913	170,007,622	111,535,037
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(0.11)	$0.19	$0.08	$0.61

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
Note 12 — Distributions

The Company has declared and paid cash distributions to stockholders on a monthly basis since it commenced operations. From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO and Follow-on. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of September 30, 2015, the Company had accrued $12.7 million in stockholder distributions that were unpaid. As of December 31, 2014, the Company had accrued $11.6 million in stockholder distributions that were unpaid.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
April 30, 2015	May 1, 2015	$0.07	$6,242	$5,849	$12,091
May 29, 2015	June 1, 2015	0.07	6,680	5,905	12,585
June 30, 2015	July 1, 2015	0.07	6,485	5,735	12,220
July 31, 2015	August 3, 2015	0.07	6,976	6,126	13,102
August 31, 2015	September 1, 2015	0.07	7,053	6,048	13,101
September 30, 2015	October 1, 2015	0.07	6,870	5,835	12,705
October 31, 2015	November 2, 2015	0.07	7,140	6,030	13,170
			$65,179	$58,458	$123,637
			$142,667	$125,866	$268,533

The following table reflects the stock distributions per share that the Company declared on its common stock to date:

Date Declared	Record Date	Payment Date	Per Share	Distribution Percentage	Shares Issued
March 29, 2012	May 1, 2012	May 2, 2012	$0.05	0.49%	25,709

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

On August 11, 2015, the Company adopted a new distribution reinvestment plan (the “New DRP”). Pursuant to the New DRP, the Company will reinvest all cash dividends or distributions (“Distributions”) declared by the board of directors of the Company on behalf of investors who do not elect to receive their Distributions in cash as described below (the “Participants”). As a result, if the board of directors of the Company declare a Distribution, then stockholders who have not elected to “opt out” of the New DRP will have their Distributions automatically reinvested in additional shares of the Company’s common stock at a price equal to NAV per share as estimated in good faith by the Company on the payment date. The New DRP does not change a stockholder’s election to receive a Distribution in shares of common stock or cash as currently on file with the Plan Administrator. The timing and amount of any future Distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the board of directors of the Company.

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

As of September 30, 2015, the Company had a deferred tax asset of $0.7 million and a deferred tax liability of $(2.1) million pertaining to the unrealized depreciation (appreciation) on investments and a $1.1 million deferred tax asset pertaining to operating income. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $0.7 million and $1.0 million for the deferred tax assets generated from unrealized depreciation and operating income, respectively. As of September 30, 2015, the cost basis of investments for tax purposes was $2,296.4 million resulting in estimated gross unrealized appreciation and depreciation of $23.3 million and $133.2 million, respectively. The deferred assets and deferred liabilities relate to the Consolidated Holding Companies.

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

Note 14 — Financial Highlights
The following is a schedule of financial highlights for the nine months ended September 30, 2015 and September 30, 2014:

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2015	2014
Per share data:
Net asset value, beginning of period	$9.74	$9.86

Results of operations (1) Net investment income	0.57	0.50
Net realized and unrealized appreciation (depreciation) on investments	(0.49)	0.01
Net realized and unrealized appreciation on total return swap	—	0.10
Net increase in net assets resulting from operations	0.08	0.61

Stockholder distributions (2) Distributions from net investment income	(0.65)	(0.50)
Distributions from net realized gain on investments and total return swap	—	(0.15)
Net decrease in net assets resulting from stockholder distributions	(0.65)	(0.65)

Capital share transactions Issuance of common stock (3)	0.14	0.19
Repurchases of common stock	(0.08)	(0.03)
Offering costs	(0.01)	(0.12)
Net increase in net assets resulting from capital share transactions	0.05	0.04
Net asset value, end of period	$9.22	$9.86
Shares outstanding at end of period	177,992,416	145,742,983
Total return (6)	1.02%	6.60%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$1,642,135	$1,438,082
Ratio of net investment income to average net assets (4)(5)(8)	8.04%	6.94%
Ratio of total expenses to average net assets (4)(5)(8)	5.07%	4.37%
Ratio of incentive fees to average net assets (5)(8)	0.41%	0.57%
Ratio of credit facility related expenses to average net assets (8)	1.45%	0.85%
Portfolio turnover rate (7)	28.14%	56.25%

______________

(1)
The per share data was derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense waiver and reimbursement equals $0.55 for the nine months ended September 30, 2015.

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

(5)
For the nine months ended September 30, 2015, excluding the expense waiver and reimbursement, the ratio of net investment income, total expenses, and incentive fees to average net assets is 7.75%, 5.37%, and 0.63%, respectively.

(6)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the nine months ended September 30, 2015, includes the effect of the expense waiver and reimbursement which equaled 0.22%.

(7)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Not annualized.

(8)	Ratios are annualized, except for incentive fees.

Note 15 – Schedule of Investments and Advances to Affiliates

The following table presents the Schedule of Investments and Advances to Affiliates as of September 30, 2015:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2014	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2015
Control Investments
Kahala US OpCo LLC	Senior Secured First Lien Debt	$301	$7,131	$263	$(4,875)	$—	$—	$2,519
Kahala Ireland OpCo LLC	Senior Secured First Lien Debt	7,932	47,843	116,904	—	—	—	164,747
Kahala Ireland OpCo LLC - Common Equity	Equity/Other	—	5,275	—	—	—	2,675	7,950
Kahala Ireland OpCo LLC - Profit Participating Note	Equity/Other	—	1,625	1,625	(145)	—	145	3,250
Kahala US OpCo LLC	Equity/Other	—	7,500	—	(1,749)	(65)	(1,586)	4,100
Park Ave RE Holdings, LLC	Subordinated Debt	1,820	6,107	16,530	—	—	—	22,637
Park Ave Holdings, LLC - Common Shares	Equity/Other	—	5,551	—	(314)	—	335	5,572
Park Ave Holdings, LLC - Preferred Shares	Equity/Other	—	7,809	5,510	—	—	—	13,319
Total Control Investments		$10,053	$88,841	$140,832	$(7,083)	$(65)	$1,569	$224,094

Affiliate Investments
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	$2,270	$31,280	$—	$(5,197)	$—	$(4,861)	$21,222
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	1,622	22,553	—	(3,501)	—	(4,009)	15,043
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	1,384	26,479	—	(4,639)	—	(4,897)	16,943
Danish CRJ LTD.	Senior Secured First Lien Debt	21	181	—	—	—	—	181
Danish CRJ LTD.	Equity/Other	—	260	—	—	—	302	562
Fifth Street Senior Loan Fund I, LLC	Equity/Other	1,317	35,000	—	(35,000)	—	—	—
Fifth Street Senior Loan Fund I, LLC - 1A Class F	Collateralized Securities	622	—	8,897	—	—	(229)	8,668

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2014	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2015
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes	Collateralized Securities	$2,066	$—	$26,832	$665	$—	$(3,857)	$23,640
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	1,490	27,128	—	(1,397)	—	(8,068)	17,663
HIG Integrity Nutraceuticals	Equity/Other	—	—	—	—	—	—	—
Integrity Nutraceuticals Inc.	Senior Secured First Lien Debt	1,987	29,150	139	(317)	5	(2,663)	26,314
MCF CLO V Warehouse LLC	Equity/Other	1,577	—	23,486	—	—	—	23,486
MidOcean Credit CLO II, LLC	Collateralized Securities	2,979	33,712	—	(3,015)	—	(4,798)	25,899
MidOcean Credit CLO III, LLC	Collateralized Securities	4,264	36,120	—	(3,613)	—	(3,364)	29,143
MidOcean Credit CLO IV, LLC - Warehouse	Collateralized Securities	—	18,500	—	(18,700)	200	—	—
MidOcean Credit CLO IV, LLC	Collateralized Securities	2,890	—	18,500	—	—	(1,459)	17,041
NMFC Senior Loan Program I, LLC	Equity/Other	4,805	49,371	—	—	—	(34)	49,337
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	5,975	30,474	—	(739)	—	(3,396)	26,339
Ocean Trails CLO V, LTD.	Collateralized Securities	3,641	34,607	—	(2,783)	—	(2,531)	29,293
OFSI Fund VI, Ltd. Subordinated Notes	Collateralized Securities	2,178	32,707	—	(5,267)	—	(3,241)	24,199
PennantPark Credit Opportunities Fund II, LP	Equity/Other	—	10,764	—	—	—	490	11,254
Related Fee Agreements	Collateralized Securities	—	15,081	1,220	(3,120)	—	(871)	12,310
Silver Spring CLO, Ltd.	Collateralized Securities	779	27,398	—	(4,517)	—	(6,767)	16,114
South Grand MM CLO I, LLC	Equity/Other	3,403	27,744	2,880	(1,100)	22	(397)	29,149
THL Credit Greenway Fund II LLC	Equity/Other	1,139	18,877	230	(2,007)	—	967	18,067
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	1,700	27,570	—	(4,114)	—	(4,380)	19,076
Total Affiliate Investments		$48,109	$534,956	$82,184	$(98,361)	$227	$(58,063)	$460,943
Total Control & Affiliate Investments		$58,162	$623,797	$223,016	$(105,444)	$162	$(56,494)	$685,037
______________________________________________________

(1)	The principal amount and ownership detail are shown in the condensed consolidated schedules of investments.

The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2014:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value December 31, 2013	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2014
Control Investments
Kahala US OpCo LLC	Senior Secured First Lien Debt	$2,273	$15,860	$11,696	$(20,425)	$—	$—	$7,131
Kahala Ireland OpCo LLC	Senior Secured First Lien Debt	1,500	—	47,843	—	—	—	47,843
Kahala Ireland OpCo LLC - Common Equity	Equity/Other	—	—	—	—	—	5,275	5,275
Kahala Ireland OpCo LLC - Profit Participating Note	Equity/Other	—	—	3,216	(1,627)	—	36	1,625
Kahala US OpCo LLC	Equity/Other	10	—	13,919	(7,640)	—	1,221	7,500

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value December 31, 2013	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2014
Kahala Aviation Holdings, LLC (2) (3)	Equity/Other	$—	$—	$—	$—	$—	$—	$—
Kahala Aviation Holdings, LLC - Preferred Shares (3)	Equity/Other	—	5,271	2,525	(7,796)	—	—	—
Park Ave RE Holdings, LLC	Subordinated Debt	1,293	9,750	18,058	(21,701)	—	—	6,107
Park Ave Holdings, LLC	Equity/Other	—	—	9,049	(9,049)		—	—
Park Ave Holdings, LLC - Common Shares	Equity/Other	—	—	1,229	—	—	4,322	5,551
Park Ave Holdings, LLC - Preferred Shares	Equity/Other	587	—	7,809	—	—	—	7,809
Park Ave RE, Inc. (3)	Equity/Other	—	33	46	—	(79)	—	—
Park Ave RE, Inc. - Preferred Shares (3)	Equity/Other	—	3,218	4,591	(7,809)	—	—	—
Total Control Investments		$5,663	$34,132	$119,981	$(76,047)	$(79)	$10,854	$88,841

Affiliate Investments
Apidos XVI CLO, LTD. Subordinated Notes	Collateralized Securities	$1,487	$13,650	$—	$(12,762)	$(888)	$—	$—
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	2,904	—	35,420	(1,686)	—	(2,454)	31,280
Catamaran CLO 2013-1 Ltd. Subordinated Notes	Collateralized Securities	247	20,404	—	(21,176)	3,236	(2,464)	—
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	3,584	28,086	—	(4,497)	—	(1,036)	22,553
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	2,558	—	51,487	(23,705)	157	(1,460)	26,479
Danish CRJ LTD.	Senior Secured First Lien Debt	20	—	181	—	—	—	181
Danish CRJ LTD.	Equity/Other	—	—	501	(500)		259	260
Fifth Street Senior Loan Fund I, LLC	Equity/Other	777	—	35,000	—	—	—	35,000
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	2,001	—	63,400	(35,536)	—	(736)	27,128
Garrison Funding 2013-1 Ltd. Subordinated Notes	Collateralized Securities	42	15,000	—	(18,297)	3,297	—	—
JMP Credit Advisors CLO II Ltd. Subordinated Notes	Collateralized Securities	28	6,099	—	(6,303)	603	(399)	—
MidOcean Credit CLO II, LLC	Collateralized Securities	4,614	—	34,058	(1,034)	—	688	33,712
MidOcean Credit CLO II, Ltd. Subordinated Notes	Collateralized Securities	184	20,543	—	(20,543)	—	—	—
MidOcean Credit CLO III, LLC	Collateralized Securities	2,753	—	37,180	(1,820)	60	700	36,120
MidOcean Credit CLO IV, LLC	Collateralized Securities	627	—	18,500	—	—	—	18,500
NMFC Senior Loan Program I, LLC	Equity/Other	1,984	—	50,000	—	—	(629)	49,371
NewStar Arlington Fund, LLC	Equity/Other	1,806	30,000	214	(30,214)	—	—	—
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	74	—	29,514	—	—	960	30,474
Ocean Trails CLO V, LTD.	Collateralized Securities	2,508	—	77,722	(41,882)	—	(1,233)	34,607
OFSI Fund VI, Ltd. Subordinated Notes	Collateralized Securities	2,896	—	32,895	—	—	(188)	32,707
OFSI Fund VI, Ltd. Warehouse	Collateralized Securities	—	—	17,000	(17,000)	—	—	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other	724	10,550	—	—	—	214	10,764
Related Fee Agreements	Collateralized Securities	—	—	15,440	(439)	—	80	15,081
Shackleton 2014-V CLO, LTD. Subordinated Notes	Collateralized Securities	994	—	35,000	(35,000)	—	—	—

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value December 31, 2013	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2014
Shackleton 2014-5A CLO, LTD. Subordinated Notes	Collateralized Securities	$—	$—	$35,800	$(37,120)	$1,320	$—	$—
Silver Spring CLO, Ltd.	Collateralized Securities	1,894	—	59,701	(30,000)	—	(2,303)	27,398
South Grand MM CLO I, LLC	Equity/Other	1,385	872	26,872	(451)	—	451	27,744
THL Credit Greenway Fund II LLC	Equity/Other	1,325	9,005	10,844	(698)	—	(274)	18,877
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	2,841	—	30,690	(2,086)	—	(1,034)	27,570
Total Affiliate Investments		$40,257	$154,209	$697,419	$(342,749)	$7,785	$(10,858)	$505,806
Total Control & Affiliate Investments		$45,920	$188,341	$817,400	$(418,796)	$7,706	$(4)	$594,647
______________________________________________________

(1)	The principal amount and ownership detail are shown in the Consolidated Schedules of Investments.

(2)	In accordance with the subscription agreement executed with Kahala Aviation Holdings, LLC dated December 23, 2013, the Company owns 84 common units of shares.

(3)	The Company consolidated Kahala Aviation Holdings, LLC and Park Ave RE, Inc. within its Consolidated Financial Statements beginning in the period ended June 30, 2014.

Note 16 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the condensed consolidated financial statements except for the following:

On November 9, 2015, the Sponsor advised the Company that the Sponsor and Apollo have mutually agreed to terminate an agreement, dated as of August 6, 2015, pursuant to which Apollo would have purchased a controlling interest in a newly formed company that would have owned a majority of the ongoing asset management business of the Sponsor, including the Adviser and the Property Manager. The termination has no effect on the Company’s current management team.

Also on November 9, 2015, RCS Capital, the parent of the Dealer Manager and a company under common control with the Sponsor, and Apollo announced that they have mutually agreed to amend the RCS Agreement pursuant to which RCS Capital will sell its wholesale distribution business, including the Dealer Manager, to an affiliate of Apollo. This transaction is subject to customary closing conditions and regulatory approvals and is expected to close early in the first quarter of 2016. American National Stock Transfer, LLC and RCS Advisory Services, LLC will remain subsidiaries of RCS Capital.

On November 12, 2015, the Enforcement Section of the Massachusetts Securities Division filed an administrative complaint against Realty Capital Securities, LLC (the “RCS”). Neither the Company nor the Company's Adviser is a named party in the administrative complaint. RCS served as the dealer manager of the Company’s initial public offering and follow-on offering but is not currently serving in such capacity as the Company is no longer selling shares of its common stock. The administrative complaint alleges fraudulent behavior in connection with proxy services provided by RCS to the Company in connection with the Company’s 2015 annual meeting of stockholders and the Company’s special meeting of stockholders held on September 30, 2015. The Company’s Adviser has suspended RCS from providing proxy services to the Company in the future. The administrative complaint alleges that RCS’ employees fabricated numerous shareholder proxy votes across multiple entities sponsored by the Company’s sponsor.

From October 1, 2015 to November 13, 2015, the Company has issued 1.2 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $11.9 million.

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

On January 25, 2011, we commenced our initial public offering (the "IPO") on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended. We sold 22,222 shares of common stock to our Adviser on July 8, 2010 at $9.00 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. On August 25, 2011, we raised sufficient funds to break escrow on our IPO and commenced operations as of that date. On February 1, 2012, our Adviser contributed an additional $1,300,000 to purchase 140,784 shares of our common stock at $9.234 per share so that the aggregate contribution by our Adviser was $1,500,000. Our Adviser will not tender any amount of its shares for repurchase as long it continues to serve as our investment adviser. On July 1, 2014, our registration statement on Form N-2 (File No. 333-193241) for our follow-on offering (the "Follow-on") was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, our IPO was terminated. Under the Follow-on, we can offer up to 101,100,000 shares of common stock. As of September 30, 2015, we had issued 178.0 million shares of common stock for gross proceeds of $1.9 billion including the shares purchased by the Sponsor and shares issued under our distribution reinvestment plan ("DRIP"). Following the time our updated registration statement was declared effective on June 30, 2015, we issued shares for subscription agreements that had been accepted through that date. The Company is no longer issuing new shares except for DRIP shares. As of September 30, 2015, we had repurchased a cumulative 1.9 million shares of common stock for payments of $19.7 million.

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

In addition, we are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities (excluding borrowings) to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with Wells Fargo, Deutsche Bank, Citibank, N.A. (“Citi”), and UBS and have sold $100.0 million in unsecured notes. We previously had entered into a total return swap agreement (“TRS”) through a wholly owned, consolidated subsidiary, 405 TRS I, LLC (“405 Sub”) with Citi but we terminated the TRS with Citi in June 2014. For a detailed discussion of the TRS and our current credit facilities, please refer to “Liquidity and Capital Resources” below.

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

As of September 30, 2015, our investment portfolio totaled $2.2 billion and consisted of $1.3 billion of senior secured first lien debt, $310.6 million of senior secured second lien debt, $78.5 million of subordinated debt, $303.6 million of collateralized securities and $213.4 million of equity and other investments. Our overall portfolio consisted of 118 portfolio companies with an average investment size of $17.9 million, a weighted average current yield on debt investments of 10.2% exclusive of any loan discounts, and was invested 58.5% in senior secured first lien debt, 14.2% in senior secured second lien debt, 3.6% in subordinated debt, 13.9% in collateralized securities and 9.8% in equity and other investments.

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

We have entered into an amended and restated fund administration servicing and fund accounting servicing agreements with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting and compliance support, necessary to operate. On August 13, 2012, we entered into a custody agreement with U.S. Bank National Association (“U.S. Bank”). Under the custody agreement, U.S. Bank will hold all of our portfolio securities and cash for certain of our subsidiaries, and will transfer such securities or cash pursuant to our instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, served as the dealer manager of the IPO. The Adviser and the Dealer Manager are related parties and received compensation and fees for services related to the IPO and for the investment and management of our assets. The Adviser receives fees during the offering and operational stages while the Dealer Manager received fees during the offering stage.

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

Portfolio and Investment Activity

During the nine months ended September 30, 2015, we made $917.0 million of investments in portfolio companies and had $578.0 million in aggregate amount of exits and repayments, resulting in net investments of $339.0 million for the period.

Our portfolio composition, based on fair value at September 30, 2015 was as follows:

	September 30, 2015
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	58.5%	8.7%
Senior Secured Second Lien Debt	14.2	10.3
Subordinated Debt	3.6	13.4
Collateralized Securities (2)	13.9	14.5
Equity/Other	9.8	N/A
Total	100.0%	10.2%
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

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2015 (dollars in thousands):

	At September 30, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles (1)	$477,030	21.9%
Aerospace & Defense	210,738	9.6
Hotels, Restaurants & Leisure	143,558	6.6
Diversified Consumer Services	102,786	4.7
Software	92,243	4.2
Health Care Providers & Services	90,881	4.2
Commercial Services & Supplies	86,192	3.9
Food Products	70,298	3.2
Automotive	61,006	2.8
Publishing	56,321	2.6
Media	54,006	2.5
Professional Services	52,859	2.4
Retailers (except food & drug)	52,424	2.4
Real Estate Management & Development	52,045	2.4
Electronic Equipment, Instruments & Components	46,296	2.1
Consumer Finance	45,772	2.1
Freight & Logistics	44,176	2.0
Internet Software & Services	40,218	1.8
Health Care	37,661	1.7
Diversified Telecommunication Services	36,899	1.7
Technology - Enterprise Solutions	32,362	1.5
Transportation Infrastructure	30,305	1.4
IT Services	29,112	1.3
Business Equipment & Services	26,977	1.2
Building Products	25,679	1.2
Banking, Finance, Insurance & Real Estate	22,955	1.0
Machinery	19,306	0.9
Diversified Financial Services	19,263	0.9
Chemicals	19,208	0.9
Auto Components	17,529	0.8
Communications Equipment	16,445	0.8
Advertising	13,531	0.6
Wireless Telecommunication Services	12,998	0.6
Textiles, Apparel & Luxury Goods	11,824	0.5
Marine	10,901	0.5
Steel	9,706	0.4
Telecommunications	6,855	0.3
Capital Markets	6,054	0.3
Oil, Gas & Consumable Fuels	2,050	0.1
Total	$2,186,469	100.0%
______________
(1) Diversified Investment Vehicles consists of Collateralized Securities and equity investments in funds.

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2014 (dollars in thousands):

	At December 31, 2014
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles (1)	$518,685	27.0%
Health Care Providers & Services	113,015	5.8
Aerospace & Defense	105,770	5.4
Food Products	73,185	3.8
Diversified Consumer Services	71,287	3.7
Automotive	68,280	3.6
Hotels, Restaurants & Leisure	65,027	3.4
Publishing	63,770	3.3
Software	57,248	3.0
Media	52,773	2.8
Building Products	50,960	2.7
Consumer Finance	49,535	2.6
Retailers (except food & drug)	49,000	2.6
Commercial Services & Supplies	48,928	2.6
Professional Services	42,310	2.2
Electronic Equipment, Instruments & Components	41,075	2.1
Business Equipment & Services	38,549	2.0
Diversified Telecommunication Services	37,199	1.9
Marine	35,494	1.9
Internet Software & Services	33,162	1.7
Real Estate Management & Development	31,924	1.7
Banking, Finance, Insurance & Real Estate	31,523	1.6
Transportation Infrastructure	27,975	1.5
Advertising	19,624	1.0
Diversified Financial Services	18,863	1.0
Health Care	16,660	0.9
Capital Markets	16,295	0.9
Freight & Logistics	15,563	0.8
Wireless Telecommunication Services	13,749	0.7
Auto Components	12,870	0.7
Communications Equipment	12,617	0.7
Road & Rail	12,499	0.7
Technology - Enterprise Solutions	12,224	0.6
Textiles, Apparel & Luxury Goods	11,823	0.6
IT Services	10,927	0.6
Steel	9,771	0.5
Healthcare & Pharmaceuticals	9,625	0.5
Chemicals	9,609	0.5
Oil, Gas & Consumable Fuels	7,598	0.4
Total	$1,916,991	100.0%
______________
(1) Diversified Investment Vehicles consists of Collateralized Securities and equity investments in funds.

The following table presents the fair value measurements at September 30, 2015 for Level 3 investments (dollars in thousands):

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
Ability Networks Inc.	Senior Secured First Lien Debt	$7,880	0.4%
Ability Networks Inc.	Senior Secured Second Lien Debt	11,929	0.5
Amports, Inc.	Senior Secured First Lien Debt	14,992	0.7
Amteck, LLC	Senior Secured First Lien Debt	24,562	1.1
Applied Merchant Systems West Coast, Inc.	Senior Secured First Lien Debt	19,263	0.9
Appriss Holdings, Inc.	Senior Secured Second Lien Debt	19,485	0.9
AxleTech International, LLC	Senior Secured First Lien Debt	19,306	0.9
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	21,222	1.0
Basho Technologies, Inc.	Senior Secured First Lien Debt	10,011	0.5
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant	Equity/Other	20	—
Basho Technologies, Inc. - Series G Senior Preferred Stock	Equity/Other	2,259	0.1
Boston Market Corporation	Senior Secured Second Lien Debt	24,663	1.1
Carlyle GMS Finance, Inc.	Equity/Other	4,551	0.2
Catapult Learning, LLC	Senior Secured First Lien Debt	26,950	1.2
Cayan Holdings	Senior Secured Second Lien Debt	19,500	0.9
Central Security Group, Inc.	Senior Secured First Lien Debt	18,086	0.8
Chicken Soup for the Soul Publishing, LLC	Senior Secured First Lien Debt	29,747	1.4
CIG Financial, LLC	Senior Secured Second Lien Debt	14,522	0.7
Clover Technologies Group, LLC	Senior Secured First Lien Debt	13,564	0.6
ConvergeOne Holdings Corp.	Senior Secured First Lien Debt	16,645	0.8
CPX Interactive Holdings, LP - Series A Convertible Preferred Shares	Equity/Other	6,771	0.3
CPX Interactive Holdings, LP - Warrants	Equity/Other	1,739	0.1
CPX Interactive Holdings, LP	Senior Secured Second Lien Debt	18,064	0.8
CREDITCORP	Senior Secured Second Lien Debt	9,783	0.4
Crowley Holdings, Inc. - Series A Preferred Stock	Equity/Other	10,901	0.5
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	15,043	0.7
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	16,943	0.8
Danish CRJ LTD.	Senior Secured First Lien Debt	181	—
Danish CRJ LTD.	Equity/Other	562	—
Eagle Rx, LLC	Senior Secured First Lien Debt	15,825	0.7
ECI Acquisition Holdings, Inc.	Senior Secured First Lien Debt	12,773	0.6
Emergency Communications Network, LLC	Senior Secured First Lien Debt	19,589	0.9
Epic Health Services, Inc.	Senior Secured Second Lien Debt	12,150	0.6
ERG Holding Company	Senior Secured First Lien Debt	17,734	0.8
Evolution Research Group - Preferred Equity	Equity/Other	411	—
Fifth Street Senior Loan Fund I, LLC - 1A Class F	Collateralized Securities	8,668	0.4
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes	Collateralized Securities	23,640	1.1
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	17,663	0.8
GEM Holdings Group, LLC	Senior Secured First Lien Debt	15,915	0.7
GK Holdings, Inc.	Senior Secured First Lien Debt	3,940	0.2
Gold, Inc.	Subordinated Debt	11,824	0.5
Greenwave Holdings, Inc.	Senior Secured First Lien Debt	14,918	0.7
GTCR Valor Companies, Inc.	Senior Secured First Lien Debt	32,204	1.5
Hanna Anderson, LLC	Senior Secured First Lien Debt	14,404	0.7
HIG Integrity Nutraceuticals	Equity/Other	—	—
High Ridge Brands Co.	Senior Secured Second Lien Debt	22,500	1.0
Icynene US Acquisition Corp.	Senior Secured First Lien Debt	25,679	1.2

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
ILC Dover LP	Senior Secured First Lien Debt	$13,518	0.6%
InMotion Entertainment Group, LLC	Senior Secured First Lien Debt	15,520	0.7
IntegraMed America, Inc.	Senior Secured First Lien Debt	3,714	0.2
Integrity Nutraceuticals Inc.	Senior Secured First Lien Debt	26,314	1.2
Interblock USA L.C.	Senior Secured Second Lien Debt	22,445	1.0
J. C. Bromac Corporation (dba EagleRider, Inc.)	Senior Secured Second Lien Debt	12,341	0.6
Jackson Hewitt, Inc.	Senior Secured First Lien Debt	6,860	0.3
Jefferson Gulf Coast Energy Partners LLC	Senior Secured First Lien Debt	16,394	0.7
K&N Engineering, Inc.	Senior Secured First Lien Debt	4,883	0.2
K&N Engineering, Inc.	Senior Secured Second Lien Debt	12,598	0.6
K2 Pure Solutions NoCal, L.P.	Senior Secured First Lien Debt	9,489	0.3
Kahala Ireland OpCo LLC	Senior Secured First Lien Debt	164,747	7.5
Kahala Ireland OpCo LLC - Common Equity	Equity/Other	7,950	0.4
Kahala Ireland OpCo LLC - Profit Participating Note	Equity/Other	3,250	0.1
Kahala US OpCo LLC	Senior Secured First Lien Debt	2,519	0.1
Kahala US OpCo LLC	Equity/Other	4,100	0.2
Land Holdings I, LLC	Senior Secured First Lien Debt	30,862	1.4
Linc Energy Finance USA, Inc.	Senior Secured Second Lien Debt	2,050	0.1
Liquidnet Holdings, Inc.	Senior Secured First Lien Debt	6,054	0.3
MBLOX Inc. - Warrants	Equity/Other	—	—
MCF CLO V Warehouse LLC	Equity/Other	23,486	1.1
MCS AMS Sub-Holdings LLC	Senior Secured First Lien Debt	10,517	0.5
MidOcean Credit CLO II, LLC	Collateralized Securities	25,899	1.2
MidOcean Credit CLO III, LLC	Collateralized Securities	29,143	1.3
MidOcean Credit CLO IV, LLC	Collateralized Securities	17,041	0.8
Miller Heiman, Inc.	Senior Secured First Lien Debt	18,192	0.8
Motion Recruitment Partners, LLC	Senior Secured First Lien Debt	18,753	0.9
Motorsports Aftermarket Group, Inc.	Senior Secured First Lien Debt	18,516	0.8
National Technical Systems, Inc.	Senior Secured First Lien Debt	19,846	0.9
NCP Finance Limited Partnership	Senior Secured Second Lien Debt	16,409	0.8
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	26,339	1.2
NexSteppe Inc.	Senior Secured First Lien Debt	9,564	0.4
NexSteppe Inc. Series C Preferred Stock Warrant	Equity/Other	155	—
NMFC Senior Loan Program I, LLC	Equity/Other	49,337	2.3
Noosa Acquirer, Inc.	Senior Secured First Lien Debt	25,150	1.2
North Atlantic Trading Company, Inc.	Senior Secured First Lien Debt	18,834	0.9
Ocean Trails CLO V, LLC	Collateralized Securities	29,293	1.3
OFSI Fund VI, Ltd. - Subordinated Note	Collateralized Securities	24,199	1.1
OH Acquisition, LLC	Senior Secured First Lien Debt	7,388	0.3
Orchid Underwriters Agency, LLC	Senior Secured First Lien Debt	14,802	0.7
Orchid Underwriters Agency, LLC	Equity/Other	765	—
Park Ave Holdings, LLC - Common Shares	Equity/Other	5,572	0.3
Park Ave Holdings, LLC - Preferred Shares	Equity/Other	13,319	0.6
Park Ave RE Holdings, LLC	Subordinated Debt	22,637	1.0
PennantPark Credit Opportunities Fund II, LP	Equity/Other	11,254	0.5
PeopLease Holdings, LLC	Senior Secured First Lien Debt	11,135	0.5
Premier Dental Services, Inc.	Senior Secured First Lien Debt	21,238	1.0
Pride Plating, Inc.	Senior Secured First Lien Debt	9,559	0.4
Prime Security Services Borrower, LLC	Senior Secured Second Lien Debt	12,281	0.6
Pure Barre, LLC	Senior Secured First Lien Debt	29,546	1.4
Related Fee Agreements	Collateralized Securities	13,358	0.6

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
Resco Products, Inc.	Senior Secured First Lien Debt	$9,706	0.4%
RVNB Holdings, Inc. (dba All My Sons Moving & Storage)	Senior Secured First Lien Debt	23,101	1.1
Rx30 HoldCo, Inc.	Senior Secured Second Lien Debt	11,329	0.5
S.B. Restaurant Co., Inc.	Subordinated Debt	—	—
S.B. Restaurant Co., Inc. - Warrants	Equity/Other	—	—
S.B. Restaurant Co., Inc. - Senior Subordinated Debt	Subordinated Debt	—	—
Sage Automotive Holdings, Inc.	Senior Secured First Lien Debt	4,919	0.2
Sage Automotive Holdings, Inc.	Senior Secured Second Lien Debt	12,610	0.6
Schulman Associates Institutional Review Board, Inc.	Senior Secured Second Lien Debt	16,420	0.8
Silver Spring CLO, Ltd.	Collateralized Securities	16,114	0.7
SkyCross Inc. - Warrants	Equity/Other	—	—
South Grand MM CLO I, LLC	Equity/Other	29,149	1.3
Squan Holding Corp.	Senior Secured First Lien Debt	21,751	1.0
Squan Holding Corp. - Class A Common Stock	Equity/Other	—	—
Squan Holding Corp. - Series A Preferred Stock	Equity/Other	215	—
Steel City Media	Subordinated Debt	20,176	0.9
STG-Fairway Acquisitions, Inc.	Senior Secured First Lien Debt	10,320	0.5
Stratose Intermediate Holdings II, LLC	Senior Secured Second Lien Debt	9,912	0.5
SunGard Availability Services Capital, Inc.	Senior Secured First Lien Debt	7,492	0.3
Taqua, LLC	Senior Secured First Lien Debt	12,998	0.6
Tax Defense Network, LLC	Senior Secured First Lien Debt	26,192	1.2
Tax Defense Network, LLC	Equity/Other	954	—
Tennenbaum Waterman Fund, L.P.	Equity/Other	10,595	0.5
The SAVO Group, Ltd. - Warrants	Equity/Other	—	—
The Tennis Channel Holdings, Inc.	Senior Secured First Lien Debt	15,638	0.7
THL Credit Greenway Fund II LLC	Equity/Other	18,067	0.8
Total Outdoor Holdings Corp.	Senior Secured First Lien Debt	13,531	0.6
Transportation Insight, LLC	Senior Secured First Lien Debt	21,075	1.0
Trojan Battery Company, LLC	Senior Secured First Lien Debt	10,017	0.5
Turning Tech LLC	Senior Secured First Lien Debt	29,967	1.4
U.S. Auto	Senior Secured Second Lien Debt	29,624	1.4
U.S. Auto Series A Common Units	Equity/Other	—	—
U.S. Auto Series A Preferred Units	Equity/Other	475	—
United Central Industrial Supply Company, LLC	Senior Secured First Lien Debt	6,564	0.3
VetCor Professional Practices LLC	Senior Secured First Lien Debt	9,898	0.5
Visionary Integration Professionals, LLC	Subordinated Debt	9,612	0.4
Visionary Integration Professionals, LLC - Warrants	Equity/Other	—	—
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	19,076	0.9
World Business Lenders, LLC	Equity/Other	5,058	0.2
Xplornet Communications, Inc. - Warrants	Equity/Other	2,445	0.1
Xplornet Communications, Inc.	Subordinated Debt	12,488	0.6
Zimbra, Inc.	Subordinated Debt	1,768	0.1
Zimbra, Inc. - Warrants (Third Lien Bridge Note)	Equity/Other	46	—
Total Level 3 investments		$2,037,418	93.2%
Total Level 2 investments		$149,051	6.8%
Total Investments		$2,186,469	100.0%

The following table presents the fair value measurements at December 31, 2014 for Level 3 investments (dollars in thousands):

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
Acrisure, LLC	Senior Secured Second Lien Debt	$8,820	0.5%
Amports, Inc.	Senior Secured First Lien Debt	14,986	0.8
Applied Merchant Systems West Coast, Inc.	Senior Secured First Lien Debt	18,863	1.0
Appriss Holdings, Inc.	Senior Secured Second Lien Debt	14,775	0.8
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	31,280	1.6
Boston Market Corporation	Senior Secured Second Lien Debt	15,041	0.8
Carlyle GMS Finance, Inc.	Equity/Other	2,970	0.2
Chicken Soup for the Soul Publishing, LLC	Senior Secured First Lien Debt	30,048	1.6
CIG Financial, LLC	Senior Secured Second Lien Debt	15,000	0.8
CPX Interactive Holdings, LP - Series A Convertible Preferred Shares	Equity/Other	6,000	0.3
CPX Interactive Holdings, LP - Warrants	Equity/Other	651	—
CPX Interactive Holdings, LP	Senior Secured Second Lien Debt	18,277	1.0
CREDITCORP	Senior Secured Second Lien Debt	12,852	0.7
Crowley Holdings, Inc. - Series A Preferred Stock	Equity/Other	25,444	1.3
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	22,553	1.2
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	26,479	1.4
Danish CRJ LTD.	Equity/Other	260	—
Danish CRJ LTD.	Senior Secured First Lien Debt	181	—
Eagle Rx, LLC	Senior Secured First Lien Debt	16,024	0.8
ECI Acquisition Holdings, Inc.	Senior Secured First Lien Debt	12,224	0.6
Epic Health Services, Inc.	Senior Secured First Lien Debt	15,508	0.8
ERG Holding Company	Senior Secured First Lien Debt	14,370	0.7
Evolution Research Group - Preferred Equity	Equity/Other	492	—
EZE Trucking, Inc.	Senior Secured First Lien Debt	12,499	0.7
Fifth Street Senior Loan Fund I, LLC	Equity/Other	35,000	1.7
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	27,128	1.4
Gold, Inc.	Subordinated Debt	11,823	0.6
H.D. Vest, Inc.	Senior Secured Second Lien Debt	8,791	0.5
Hanna Anderson, LLC	Senior Secured First Lien Debt	14,896	0.8
HIG Integrity Nutraceuticals	Equity/Other	—	—
High Ridge Brands Co.	Senior Secured Second Lien Debt	22,309	1.2
Icynene US Acquisition Corp.	Senior Secured First Lien Debt	50,960	2.7
ILC Dover LP	Senior Secured First Lien Debt	14,135	0.7
InMotion Entertainment Group, LLC	Senior Secured First Lien Debt	11,795	0.6
IntegraMed America, Inc.	Senior Secured First Lien Debt	3,648	0.2
Integrity Nutraceuticals, Inc.	Senior Secured First Lien Debt	29,150	1.5
Interblock USA L.C.	Senior Secured Second Lien Debt	22,732	1.2
J. C. Bromac Corporation (dba EagleRider, Inc.)	Senior Secured Second Lien Debt	9,873	0.5
K&N Engineering, Inc.	Senior Secured Second Lien Debt	12,764	0.7
K2 Pure Solutions NoCal, L.P.	Senior Secured First Lien Debt	9,609	0.5
Kahala Ireland OpCo LLC	Senior Secured First Lien Debt	47,843	2.5
Kahala Ireland OpCo LLC - Common Equity	Equity/Other	5,275	0.2
Kahala Ireland OpCo LLC - Profit Participating Note	Equity/Other	1,625	0.1
Kahala US OpCo LLC	Senior Secured First Lien Debt	7,131	0.4
Kahala US OpCo LLC	Equity/Other	7,500	0.4
Land Holdings I, LLC	Senior Secured First Lien Debt	30,677	1.6
Linc Energy Finance USA, Inc.	Senior Secured Second Lien Debt	7,598	0.4
MBLOX Inc. - Warrants	Equity/Other	—	—
MCS AMS Sub-Holdings LLC	Senior Secured First Lien Debt	12,457	0.6

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
MidOcean Credit CLO II, LLC	Collateralized Securities	$33,712	1.8%
MidOcean Credit CLO III, LLC	Collateralized Securities	36,120	1.9
MidOcean Credit CLO IV, LLC	Collateralized Securities	18,500	1.0
Motorsports Aftermarket Group, Inc.	Senior Secured First Lien Debt	20,646	1.1
National Technical Systems, Inc.	Senior Secured First Lien Debt	18,467	1.0
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	30,474	1.7
NextCare, Inc.	Senior Secured First Lien Debt	19,453	1.0
NMFC Senior Loan Program I, LLC	Equity/Other	49,371	2.6
Noosa Acquirer, Inc.	Senior Secured Second Lien Debt	24,625	1.3
North Atlantic Trading Company, Inc.	Senior Secured First Lien Debt	19,410	1.0
Ocean Trails CLO V, LLC	Collateralized Securities	34,607	1.8
OFSI Fund VI, Ltd. - Subordinated Notes	Collateralized Securities	32,707	1.7
OH Acquisition, LLC	Senior Secured First Lien Debt	7,465	0.4
Orchid Underwriters Agency, LLC	Senior Secured First Lien Debt	14,738	0.8
Orchid Underwriters Agency, LLC	Equity/Other	500	—
Park Ave Holdings, LLC - Common Shares	Equity/Other	5,551	0.3
Park Ave Holdings, LLC - Preferred Shares	Equity/Other	7,809	0.4
Park Ave Re Holdings, LLC	Subordinated Debt	6,107	0.3
PennantPark Credit Opportunities Fund II, LP	Equity/Other	10,764	0.6
PeopLease Holdings, LLC	Senior Secured First Lien Debt	11,634	0.6
Premier Dental Services, Inc.	Senior Secured First Lien Debt	23,503	1.2
Pride Plating, Inc.	Senior Secured First Lien Debt	9,811	0.5
Related Fee Agreements	Collateralized Securities	16,369	0.9
Resco Products, Inc.	Senior Secured First Lien Debt	9,771	0.5
S.B. Restaurant Co., Inc.	Subordinated Debt	—	—
S.B. Restaurant Co., Inc. - Warrants	Equity/Other	—	—
S.B. Restaurant Co., Inc. - Senior Subordinated Debt	Subordinated Debt	—	—
Schulman Associates Institutional Review Board, Inc.	Senior Secured Second Lien Debt	16,660	0.9
Silver Spring CLO, Ltd.	Collateralized Securities	27,398	1.4
SkyCross Inc. - Warrants	Equity/Other	—	—
South Grand MM CLO I, LLC	Equity/Other	27,744	1.4
Squan Holding Corp.	Senior Secured First Lien Debt	22,540	1.2
Squan Holding Corp. - Class A Common Stock	Equity/Other	12	—
Squan Holding Corp. - Series A Preferred Stock	Equity/Other	1,138	0.1
Steel City Media	Subordinated Debt	19,752	1.0
Surgery Center Holdings, Inc.	Senior Secured Second Lien Debt	9,625	0.5
Taqua, LLC	Senior Secured First Lien Debt	13,749	0.7
Tax Defense Network, LLC	Senior Secured First Lien Debt	30,725	1.6
Tax Defense Network, LLC	Equity/Other	700	—
Tennenbaum Waterman Fund, L.P.	Equity/Other	9,062	0.5
The SAVO Group, Ltd. - Warrants	Equity/Other	—	—
The Tennis Channel Holdings, Inc.	Senior Secured First Lien Debt	15,149	0.7
THL Credit Greenway Fund II LLC	Equity/Other	18,877	1.0
Total Outdoor Holdings Corp.	Senior Secured First Lien Debt	19,624	1.0
Transportation Insight, LLC	Senior Secured First Lien Debt	15,563	0.8
Trinity Consultants Holdings, Inc.	Senior Secured First Lien Debt	14,980	0.8
United Central Industrial Supply Company, LLC	Senior Secured First Lien Debt	7,962	0.4
US Shipping LLC	Senior Secured First Lien Debt	10,050	0.5
Visionary Integration Professionals, LLC	Subordinated Debt	10,269	0.5
Visionary Integration Professionals, LLC - Warrants	Equity/Other	658	—
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	27,570	1.4

Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
World Business Lenders, LLC	Equity/Other	$4,126	0.2%
Xplornet Communications, Inc. - Warrants	Equity/Other	2,306	0.1
Xplornet Communications, Inc.	Subordinated Debt	11,203	0.6
Zimbra, Inc.	Senior Secured Second Lien Debt	5,953	0.3
Zimbra, Inc.	Subordinated Debt	1,776	0.1
Zimbra, Inc. - Warrants (Second Lien Debt)	Equity/Other	138	—
Zimbra, Inc. - Warrants (Third Lien Bridge Note)	Equity/Other	1,172	0.1
Total Level 3 investments		$1,548,911	80.8%
Total Level 2 investments		$368,080	19.2%
Total Investments		$1,916,991	100.0%

The following table presents the percentage of amortized cost and fair value by loan market for investments as of September 30, 2015:

	Amortized Cost as of September 30, 2015	Fair Value as of September 30, 2015
	Investments per Total Portfolio	Investments per Total Portfolio
Middle Market (1)	72.8%	74.0%
Large Corporate (2)	2.5	2.3
Other (3)	24.7	23.7
Total	100.0%	100.0%
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

The weighted average risk ratings of our investments based on amortized cost were 2.09 and 2.07 as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, we had four portfolio companies, which represented five portfolio investments, on non-accrual status. These investments had a total principal of $49.2 million and a total fair value of $30.1 million, which represented 2.0% and 1.4%, respectively, of our portfolio as of September 30, 2015. We are currently evaluating potential value recovery alternatives for these investments. As of December 31, 2014, we had one portfolio company, which represented two portfolio investments, on non-accrual status. These investments had a total principal of $4.2 million, which represented 0.2% of our portfolio and had no fair value as of December 31, 2014.

RESULTS OF OPERATIONS

Operating results for the three and nine months ended September 30, 2015 and September 30, 2014 were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Total investment income	$51,974	$42,387	$157,530	$90,621
Total expenses, net	20,479	16,288	60,924	35,026
Net investment loss attributable to non-controlling interests	5	(33)	(6)	(33)
Net investment income	31,490	26,132	96,612	55,628

 Investment Income

For the three and nine months ended September 30, 2015, total investment income was $52.0 million and $157.5 million, respectively, and was primarily attributable to interest income from investments in portfolio companies. Included within total investment income was $1.4 million and $2.8 million of prepayment and amendment fees for the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, total investment income was $42.4 million and $90.6 million, respectively, and was primarily attributable to interest income from investments in portfolio companies. Included within total investment income was $1.3 million and $4.2 million of prepayment and amendment fees for the three and nine months ended September 30, 2014. The increase in total investment income was due to the higher level of investments in portfolio companies during the period ended September 30, 2015 as compared to the period ended September 30, 2014. During the nine months ended September 30, 2015, the average portfolio fair value was $2.1 billion with a 10.2% weighted average current yield while the average portfolio fair value and weighted average current yield were $1.3 billion and 9.7%, respectively for the same period in 2014.

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2015 and September 30, 2014 were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Management fees	$9,425	$7,551	$26,462	$16,946
Subordinated income incentive fees	—	3,721	10,144	7,141
Capital gains incentive fees	—	19	—	246
Interest and credit facility financing expenses	7,565	3,756	17,422	6,785
Professional fees	1,972	2,056	5,310	3,979
Other general and administrative	1,177	169	4,229	444
Administrative Services	270	224	679	542
Insurance	51	56	156	171
Directors fees	19	19	56	55
Operating expenses before expense waivers and reimbursements from Adviser	20,479	17,571	64,458	36,309
Waiver of management and incentive fees	—	(1,283)	(3,534)	(1,283)
Total operating expenses net of expense waivers and reimbursements from Adviser	$20,479	$16,288	$60,924	$35,026

Interest and credit facility expenses for the three and nine months ended September 30, 2015 were comprised of amortization of deferred financing costs and non-usage fees related to the Wells Fargo Credit Facility, Deutsche Bank Credit Facility, Citi Credit Facility, UBS Credit Facility and Unsecured Notes, along with $1.9 million and $5.2 million, respectively, of interest expense on the balance drawn on the Wells Fargo Credit Facility, $0.4 million and $1.3 million, respectively, of interest expense on the balance drawn on the Deutsche Bank Credit Facility, $1.4 million and $4.0 million, respectively, of interest expense on the balance drawn on the Citi Credit Facility, and $2.2 million and $3.7 million, respectively, of interest expense on the balance drawn on the UBS Credit Facility and $0.5 million and $0.5 million, respectively, of interest expense on the balance drawn on the Unsecured Notes. The interest expense on the balance drawn on the Wells Fargo Credit Facility was based on an average daily debt outstanding of $273.9 million at a weighted average annualized cost of 2.50% for the nine months ended September 30, 2015. The interest expense on the balance drawn on the Deutsche Bank Credit Facility was based on an average daily debt outstanding of $37.4 million at a weighted average annualized cost of 4.43% for the nine months ended September 30, 2015. The interest expense on the balance drawn on the Citi Credit Facility was based on an average daily debt outstanding of $270.6 million at a weighted average annualized cost of 1.94% for the nine months ended September 30, 2015. The interest expense on the balance drawn on the UBS Credit Facility was based on an average daily debt outstanding of $115.3 million at a weighted average annualized cost of 4.18% for the nine months ended September 30, 2015. The interest expense on the balance drawn on the Unsecured Notes was based on an average daily debt outstanding of $98.5 million at a weighted average annualized cost of 6%. For the three and nine months ended September 30, 2015, we incurred $9.4 million and $26.5 million, respectively, of management fees, of which the Adviser did not waive any such fees. For the three and nine months ended September 30, 2015, we incurred $0.0 million and $10.1 million, respectively, of incentive fees, of which the Adviser waived $0.0 million and $3.5 million, respectively. In addition, we incurred $1.2 million and $4.2 million of other general and administrative expenses for the three and nine months ended September 30, 2015 which was driven by $0.5 million and $2.1 million of transfer agent fees in the respective periods.

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

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay up to 100% of all of our operating expenses (“Expense Support Payment”) for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The Expense Support Payments for any month shall be paid to us by the Adviser in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to the Adviser. For the nine months ended September 30, 2015 and 2014, no Expense Support Payments were made by our Adviser.

Net Realized Gain and Net Change in Unrealized Appreciation (Depreciation) on Investments

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net realized gain (loss) from investments
Control investments	$—	$—	$(65)	$(79)
Affiliate investments	27	2,565	227	7,785
Non-control/non-affiliate investments	1,322	1,006	3,146	1,661
Total net realized gain from investments	1,349	3,571	3,308	9,367
Net realized gain from total return swap	—	(5)	—	14,552
Net change in unrealized appreciation (depreciation) on investments
Control investments	1,134	1,571	1,569	1,622
Affiliate investments	(28,245)	6,564	(58,063)	(65)
Non-control/non-affiliate investments	(25,013)	(11,610)	(30,836)	(9,696)
Total net change in unrealized depreciation on investments	(52,124)	(3,475)	(87,330)	(8,139)
Net change in unrealized appreciation on total return swap	—	—	—	(3,180)
Net realized and unrealized gain (loss) on investments and total return swap before non-controlling interests and deferred income taxes	(50,775)	91	(84,022)	12,600
Net change in unrealized depreciation attributable to non-controlling interests	53	(7)	(46)	(7)
Net deferred income tax benefit on unrealized appreciation of investments	(85)	—	329	—
Net realized and unrealized gain (loss) on investments and total return swap	$(50,807)	$84	$(83,739)	$12,593

Net realized and unrealized gain (loss) on investments before total return swap, non-controlling interests and deferred income taxes resulted in a net loss of $(50.8) million and $(84.0) million, respectively, for the three and nine months ended September 30, 2015 compared to a net gain of $0.1 million and $1.2 million, respectively, for the same period in 2014. We look at net realized gains and change in unrealized appreciation (depreciation) together as movement in unrealized appreciation or depreciation can be the result of realizations.

The net loss for the three and nine months ended September 30, 2015 was primarily driven by unrealized depreciation of $(24.0) million and $(56.8) million, respectively, across the portfolio of Collateralized Securities investments. The depreciation of the Collateralized Securities investments was due to the overall decreased liquidity in the market for this investment class and a decline in the market values of the collateral loans underlying these securities. In addition, we had depreciation of $(21.6) million and $(28.3) million across the broadly syndicated loan portfolio during the three and nine months ended September 30, 2015 which was driven by the overall declines in the broadly syndicated loan market.

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

In addition to the net loss from net realized gain and change in unrealized appreciation on investments during the three months ended September 30, 2015, there was a gain of $0.1 million and a loss of $(0.1) million pertaining to non-controlling interests and deferred income taxes on investments, respectively. During the nine months ended September 30, 2015, there was a loss of $(0.05) million and a gain of $0.3 million pertaining to non-controlling interests and deferred income taxes on investments, respectively.

Net Realized Gain and Net Change in Unrealized Appreciation on Total Return Swap

The TRS was terminated on June 27, 2014 and as a result, we did not hold the TRS during the nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, net realized gain and change in unrealized depreciation on the total return swap resulted in a net loss of $(0.01) million and net gain of $11.4 million, respectively. We look at net realized gains and change in unrealized appreciation (depreciation) together as movement in unrealized appreciation or depreciation can be the result of realizations.

The net gain for the nine months ended September 30, 2014 was primarily driven by interest income of $11.4 million earned on the loans held under the TRS which had an average total notional value of $348.1 million for the period from January 1, 2014 through the termination of the TRS on June 27, 2014. The interest income was partially offset by $(2.2) million of interest expense on the TRS. In addition, at the termination of the TRS the transfer of the portfolio of loans underlying the TRS to CB Funding was treated as a sale transaction with the portfolio being sold at its fair value on that date. As a result of the termination, the $4.0 million of unrealized gain on the TRS at the termination date was realized which resulted in an offsetting unrealized loss and realized gain on the TRS. Please see Note 6 - Total Return Swap - for more information about the TRS.

The Company did not hold the TRS at September 30, 2015 or December 31, 2014.

At September 30, 2014, the receivable and realized gain on the total return swap on the consolidated statements of assets and liabilities and condensed consolidated statements of operations consisted of the following (dollars in thousands):

	Net Receivable	Net Realized Gains
Interest and other income from TRS portfolio	$42	$11,361
TRS interest expense	—	(2,187)
Gains on TRS asset sales	—	5,378
Net receivable/realized gain from TRS	$42	$14,552

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2015, we recorded a net increase (decrease) in net assets resulting from operations of $(19.3) million and $12.9 million, respectively, versus a net increase in net assets resulting from operations of $26.2 million and $68.2 million, respectively, for the three and nine months ended September 30, 2014. Net investment income was $5.4 million and $41.0 million higher for the three and nine months ended September 30, 2015 as compared to the same periods in the prior year due to the increased level of investments. The overall decrease, however, was due to a reduction in net realized and unrealized gains on investments and total return swaps of $(50.9) million and $(96.3) for the three and nine months ended September 30, 2015 as compared to the same period in the prior year primarily resulting from the unrealized depreciation of the Collateralized Securities and broadly syndicated loan investments in the periods ended September 30, 2015. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2015 and 2014, our per share net increase (decrease) in net assets resulting from operations was $(0.11) and $0.08, respectively, for the three and nine months ended September 30, 2015, versus $0.19 and $0.61 for the three and nine months ended September 30, 2014.

Cash Flows

For the nine months ended September 30, 2015, net cash used in operating activities was $210.3 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows used in operating activities for the nine months ended September 30, 2015 was primarily due to $917.0 million for purchases of investments partially offset by cash provided by operating activities of $578.0 million for sales and repayments of investments. The purchase and sales activity was driven by the increase in investment activity resulting from the equity capital raising and borrowings on our credit facilities.

For the nine months ended September 30, 2014, net cash used in operating activities was $1.0 billion. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows used in operating activities for the nine months ended September 30, 2014 was primarily due to $1.9 billion for purchases of investments partially offset by cash provided by operating activities of $744.5 million for sales and repayments of investments, $26.8 million from a decrease in unsettled trades payable, and $68.2 million from a net increase in net assets from operations. The purchase and sales activity was driven by the increase in investment activity resulting from the continuous equity capital raising and growing capital base.

Net cash provided by financing activities of $316.3 million during the nine months ended September 30, 2015 primarily related to net proceeds from the issuance of common stock of $165.6 million, net proceeds from the Wells Fargo Credit Facility, Deutsche Bank Credit Facility, Citi Credit Facility and UBS Credit Facility of $357.8 million, and net proceeds from the Unsecured Notes of $98.4 million. These inflows were partially offset by principal repayments on debt of $232.8 million and payments of stockholder distributions of $57.0 million.

Net cash provided by financing activities of $1.1 billion during the nine months ended September 30, 2014 was primarily related to net proceeds from the issuance of common stock of $785.0 million and net proceeds from the Wells Fargo Credit Facility, the Deutsche Bank Credit Facility, and the Citi Credit Facility of $442.6 million, partially offset by payments of stockholder distributions of $34.4 million. Consistent with the increase in investment activity, the proceeds from the issuance of common stock were the result of our increasing equity raise capabilities.

Recent Developments

On November 12, 2015, the Enforcement Section of the Massachusetts Securities Division filed an administrative complaint against Realty Capital Securities, LLC (the “RCS”). Neither the Company nor the Company's Adviser is a named party in the administrative complaint. RCS served as the dealer manager of the Company’s initial public offering and follow-on offering but is not currently serving in such capacity as the Company is no longer selling shares of its common stock. The administrative complaint alleges fraudulent behavior in connection with proxy services provided by RCS to the Company in connection with the Company’s 2015 annual meeting of stockholders and the Company’s special meeting of stockholders held on September 30, 2015. The Company’s Adviser has suspended RCS from providing proxy services to the Company in the future. The administrative complaint alleges that RCS’ employees fabricated numerous shareholder proxy votes across multiple entities sponsored by the Company’s sponsor.

Liquidity and Capital Resources

We generate cash from the net proceeds of our ongoing continuous public offering, debt financing and from cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments. The Registration Statement offering for sale up to $1.5 billion of shares of our common stock (150.0 million shares at an initial offering price of $10.00 per share) (the "Offering"), was declared effective on January 27, 2011. On July 1, 2014, our registration statement on Form N-2 (File No. 333-193241) for our Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the Follow-on, our IPO terminated. Under the Follow-on, we can offer up to 101,100,000 shares of its common stock. As of September 30, 2015, we had issued 178.0 million shares of our common stock for gross proceeds of $1.9 billion including shares issued to the Sponsor and shares issued under the DRIP.

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

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay the Expense Support Payment for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The purpose of the Expense Support Agreement was to reduce our offering and operating expenses to ensure that we were able to bear a reasonable level of expense in relation to our investment income. The Expense Support Payment for any month shall be paid to us by the Adviser in cash and/or offsets against amounts due from us to the Adviser. Operating expenses subject to this agreement include expenses as defined by U.S. GAAP, including, without limitation, advisory fees payable and interest on indebtedness for such period, if any. As of September 30, 2015, the Adviser had made cumulative payments to the Company for $1.0 million of expenses pursuant to the Expense Support Agreement and none of the cumulative total is eligible for reimbursement. During the nine months ended September 30, 2015, the Adviser made no payments to the Company for expenses pursuant to the Expense Support Agreement. See Note 4 - Related Party Transactions and Arrangements - Expense Support Agreement - in our condensed consolidated financial statements included in this report for additional information on this arrangement, including Expense Payments made by our Adviser pursuant to the terms of this agreement and the ability of the Adviser to be reimbursed for Expense Payments made to us.

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

The Company may limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its DRIP. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares. In addition, as of September 30, 2015, the Company limited the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company will offer to repurchase such shares on each date of repurchase at a price equal to 92.5% of the public offering price in effect on each date of repurchase, which will be determined in the same manner that the Company determined the public offering price per share for purposes of its continuous public offering. The Company’s board of directors may amend, suspend or terminate the repurchase program at any time upon 30 days’ notice. The first quarterly tender offer commenced on September 12, 2012 and was completed on October 8, 2012.

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

Previously, the Adviser had not recognized incentive fees based on the returns or capital gains of the TRS and therefore did not receive any additional fees as a direct result of the Merger or termination of the TRS. However, such loans are now included in our portfolio of investments and subject to any fees applicable under the Investment Advisory Agreement.

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

The Wells Fargo Credit Facility is priced at one month maturity LIBOR, with no LIBOR floor, plus a spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I is subject to a non-usage fee to the extent the aggregate principal amount available under the Wells Fargo Credit Facility has not been borrowed. The non-usage fee per annum for the first six months is 0.50%; thereafter, the non-usage fee per annum is 0.50% for the first 20% of the unused balance and 2.0% for the portion of the unused balance that exceeds 20%. Any amounts borrowed under the Wells Fargo Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable in April 2018.

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

As of September 30, 2015, we had $263.1 million outstanding under the Wells Fargo Credit Facility.

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

As of September 30, 2015, we had no borrowings outstanding under the Deutsche Bank Credit Facility.

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

The Citi Credit Facility is priced at LIBOR, with no LIBOR floor, plus a spread of 1.70% per annum for the first twenty four months and 2.00% per annum thereafter. Interest is payable quarterly in arrears. CB Funding is subject to a non-usage fee to the extent the aggregate principal amount available under the Citi Credit Facility has not been borrowed. Any amounts borrowed under the Citi Credit Facility along with any accrued and unpaid interest thereunder will mature, and will be due and payable, in three years. CB Funding paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Citi Credit Facility.

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

As of September 30, 2015, we had $270.6 million outstanding under the Citi Credit Facility.

The obligations of the BDCA - CB Funding, LLC under the Citi Credit Facility are non-recourse to us.

UBS Credit Facility

On April 7, 2015, we, through a wholly-owned, special-purpose, bankruptcy-remote subsidiary, BDCA Helvetica Funding, Ltd. entered into a debt financing facility with UBS AG, London Branch (“UBS”), pursuant to which $150.0 million will be made available to us to fund investments in new securities and for other general corporate purposes (the “UBS Credit Facility”). The UBS Credit Facility was subsequently amended on July 10, 2015 to increase the amount of debt available to us under the facility from $150.0 million to $210.0 million. Pricing under the transaction is based on three-month LIBOR plus a spread of 3.90% per annum for the relevant period.

On July 10, 2015, we, through a wholly-owned, special-purpose, bankruptcy-remote subsidiary, BDCA Helvetica Funding, Ltd., amended its debt financing arrangement with UBS, to increase the amount of debt available under the facility from $150.0 million to $210.0 million to us to fund investments in new securities and for other general corporate purposes. Pricing under the UBS Credit Facility is based on three-month LIBOR plus a spread of 3.90% per annum for the relevant period.

As of September 30, 2015, we had $210.0 million outstanding under the UBS Credit Facility.

See Note 5 – Borrowings – in our condensed consolidated financial statements included in this report for additional disclosure on the Citi Credit Facility.

Unsecured Notes

On August 26, 2015, we entered into a Purchase Agreement with the Initial Purchasers, relating to our sale of $100.0 million aggregate principal amount of its 6.00% fixed rate senior notes due 2020 to the Initial Purchasers in a private placement in reliance on Section 4(a)(2) of the Securities Act and for initial resale by the Initial Purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act (the "Unsecured

Notes"). We relied upon these exemptions from registration based in part on representations made by the Initial Purchasers. The Purchase Agreement includes customary representations, warranties and covenants by us. Under the terms of the Purchase Agreement, we have agreed to indemnify the Initial Purchasers against certain liabilities under the Securities Act. The Unsecured Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The net proceeds from the sale of the Unsecured Notes was approximately $97.9 million, after deducting initial purchasers’ discounts and commissions of approximately $1.58 million payable by us and estimated offering expenses of approximately $0.5 million payable by us. We intend to use the net proceeds to make investments in accordance with our investment objectives and for general corporate purposes.

The Unsecured Notes were issued pursuant to the Indenture, dated as of August 31, 2015, between us and the Trustee. The Unsecured Notes will mature on September 1, 2020, and may be redeemed in whole or in part at our option at any time, or from time to time, at the redemption prices set forth in the Indenture. The Unsecured Notes bear interest at a rate of 6.00% per year payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2016. The Unsecured Notes will be our general unsecured obligations that rank senior in right of payment to all of our existing and future indebtedness that is expressly subordinated in right of payment to the Unsecured Notes. The Unsecured Notes will rank equally in right of payment with all of our existing and future senior liabilities that are not so subordinated, effectively junior to any of our secured indebtedness (including unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by our subsidiaries, financing vehicles or similar facilities, including credit facilities held by our wholly owned, special purpose financing subsidiaries.

The Indenture contains certain covenants, including covenants requiring us to: (i) comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act as in effect immediately prior to the issuance of the Unsecured Notes, whether or not we are subject to such provisions; (ii) provide financial information to the holders of the Unsecured Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended; and (iii) maintain total unencumbered assets, as defined in the Indenture, of at least 175% of the aggregate principal amount of all of us and our consolidated subsidiaries’ outstanding unsecured debt determined on a consolidated basis in accordance with generally accepted accounting principles. These covenants are subject to important limitations and exceptions that are described in the Indenture.

As of September 30, 2015, we had $98.5 million outstanding under the Unsecured Notes.

See Note 5 – Borrowings – in our condensed consolidated financial statements included in this report for additional disclosure on the Unsecured Notes.

Distributions

We have declared and paid cash distributions to our stockholders on a monthly basis since we commenced operations. As of September 30, 2015, the annualized yield for distributions declared was 7.78% based on our then current public offering price of $11.15 per share. From time to time, we may also pay interim distributions at the discretion of our board of directors. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our IPO. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

The table below shows the components of the distributions we have declared and/or paid during the nine months ended September 30, 2015 and September 30, 2014. As of September 30, 2015, we had $12.7 million of distributions accrued and unpaid.

	For the Nine Months Ended September 30,
	2015	2014
Distributions declared	$110,467	$72,639
Distributions paid	$109,349	$66,898
Portion of distributions paid in cash	$57,021	$34,442
Portion of distributions paid in DRIP shares	$52,328	$32,456

On March 1, 2012, the price for newly-issued shares under the DRIP issued to stockholders was changed from 95% to 90% of the offering price that the shares are sold as of the date the distribution is made. Under the DRIP as amended on August 11, 2015, the DRIP purchase price while our shares are unlisted is the NAV per share, as estimated by us in good faith on the payment date.

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

We may fund our cash distributions to stockholders from any sources of funds available to us including expense payments from our Adviser that are subject to reimbursement to it as well as offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. Prior to June 30, 2012, a substantial portion of our distributions resulted from Expense Support Payments made by our Adviser that are subject to reimbursement by us within three years from the date such payment obligations were incurred. The purpose of this arrangement could be to avoid such distributions being characterized as returns of capital for GAAP or tax purposes. Despite this, we may still have distributions which could be characterized as a return of capital for tax purposes. You should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. You should also understand that our future reimbursements of such Expense Support Payments will reduce the distributions that you would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. The Adviser has no obligation to make Expense Support Payments in future periods. No Expense Support Payments were made by our Adviser during the nine months ended September 30, 2015 or the nine months ended September 30, 2014.

The following table sets forth the distributions made during the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	For the Nine Months Ended September 30,
	2015	2014
Monthly distributions	$110,467	$72,639
Special dividends	—	—
Stock dividends	—	—
Total distributions	$110,467	$72,639

Election as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2011, and intend to maintain our qualification as a RIC thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S federal excise, state, local and foreign taxes. We will be subject to a 4% nondeductible U.S. Federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to 98% of net ordinary income each calendar year and 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes.

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at September 30, 2015 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$263,087	$—	$263,087	$—	$—
Deutsche Bank Credit Facility (2)	$—	$—	$—	$—	$—
Citi Credit Facility (3)	$270,625	$—	$270,625	$—	$—
UBS Credit Facility (4)	$210,000	$—	$—	$—	$210,000
Unsecured Notes (5)	$98,447	$—	$—	$98,447	$—
Total contractual obligations	$842,159	$—	$533,712	$98,447	$210,000
______________

(1)	As of September 30, 2015, we had $136.9 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.

(2)	As of September 30, 2015, we had $60.0 million of unused borrowing capacity under the Deutsche Bank Credit Facility, subject to borrowing base limits.

(3)	As of September 30, 2015, we had $129.4 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.

(4)	As of September 30, 2015, we had no unused borrowing capacity under the UBS Credit Facility, subject to borrowing base limits.

(5)	As of September 30, 2015, we had no unused borrowing capacity under the Unsecured Notes.

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

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of September 30, 2015, we had unfunded commitments on delayed draw term loans of $64.1 million, unfunded commitments on revolver term loans of $17.6 million and unfunded equity commitments of $11.4 million. As of December 31, 2014, we had unfunded commitments on delayed draw term loans of $77.9 million and unfunded equity commitments of $17.7 million. The unfunded commitments are disclosed in our condensed consolidated schedule of investments. For purposes of evaluating compliance with the requirements of the SEC 200% asset coverage test, we either (i) maintain sufficient cash and/or liquid assets to cover the amount of unfunded commitments that are currently outstanding or (ii) treat outstanding unfunded commitments as senior securities.

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
    Adjusted net investment income is unaudited and not equivalent to and should not be considered an alternative to net investment income (loss) or net increase (decrease) in net assets resulting from operations as determined under U.S. GAAP.  Adjusted net investment income should not be construed as a historical performance measure or as more relevant or accurate than the current U.S. GAAP methodology in calculating net investment income. In addition, adjusted net investment income should not be considered more applicable than current U.S. GAAP methodology in evaluating our operating performance. The following table sets forth a reconciliation of our net investment income to adjusted net investment income for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	For the Nine Months Ended September 30,
	2015	2014
Net investment income	$96,612	$55,628
TRS net investment income (1)	—	9,174
Operating gains (short-term) (2)	2,523	6,285
Incentive fees on unrealized gains (3)	889	1,552
Transfer agent fees (4)	1,638	—
Adjusted net investment income	$101,662	$72,639
______________

(1)	TRS net investment income includes the interest income and expense related to the TRS portfolio. See Note 6 - Total Return Swap - for more information about the TRS.

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

(4)
Transfer agent fees only include the transfer agent fees which are treated as offering costs for purposes of the 1.5% cap and are expensed on the Condensed Consolidated Statement of Operations. These expenses are not tax deductible.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements, subject to the requirements of the 1940 Act and the conditions of certain no-action relief from the Commodities Futures Trading Commission regarding when a BDC may be subject to regulation as a “commodity pool operator", in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may protect the value of our portfolio from adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the periods covered by this report, we did not engage in interest rate hedging activities. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

As of September 30, 2015, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 2.94% at September 30, 2015 with a carrying value of $842.2 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 25 Basis Points	1.04%
Base Interest Rate	—%
(+) 100 Basis Points	(2.12)%
(+) 200 Basis Points	0.41%

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2015, neither we nor our Adviser are defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below provides information concerning our repurchases of shares of our common stock during the three months ended September 30, 2015, pursuant to our share repurchase program.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2015	—	$—	—	—
August 1 to August 31, 2015	531,674	$9.72	531,674	—
September 1 to September 30, 2015	78,585	$11.13	1,853	—
Total	610,259		533,527	2,520,342
_________________
(1) A description of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 2 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q.
(2) Includes 76,732 shares purchased in connection with stockholder's death or qualifying disability pursuant to the Company's Second Articles of Amendment and Restatement.

See Note 10 to our unaudited consolidated financial statements contained in this quarterly report on Form 10-Q for a more detailed discussion of the terms of our share repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION
On November 12, 2015, the Enforcement Section of the Massachusetts Securities Division filed an administrative complaint against Realty Capital Securities, LLC (the “RCS”). Neither the Company nor the Company's Adviser is a named party in the administrative complaint. RCS served as the dealer manager of the Company’s initial public offering and follow-on offering but is not currently serving in such capacity as the Company is no longer selling shares of its common stock. The administrative complaint alleges fraudulent behavior in connection with proxy services provided by RCS to the Company in connection with the Company’s 2015 annual meeting of stockholders and the Company’s special meeting of stockholders held on September 30, 2015. The Company’s Adviser has suspended RCS from providing proxy services to the Company in the future. The administrative complaint alleges that RCS’ employees fabricated numerous shareholder proxy votes across multiple entities sponsored by the Company’s sponsor.

ITEM 6. EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.1
Distribution Reinvestment Plan (previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on August 13, 2013 and herein incorporated by reference).

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

10.28
First Amendment to Credit and Security Agreement, dated as of October 14, 2015, among BDCA-CB Funding, LLC, as borrower, the Lenders party thereto, Citibank, N.A., as administrative agent, and Business Development Corporation of America, as collateral manager (filed herewith).

10.29
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

10.34
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

10.36
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

10.38
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

10.40
Rule 144A Global Class A Notes and Regulation S Global Class A Notes (included in Exhibit A to Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed on April 7, 2015 and herein incorporated by reference).

10.41
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

10.42
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

10.43
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

10.48	Form of Indemnification Agreement (previously filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K filed on May 4, 2015 and herein incorporated by reference).

10.49
Indenture, dated as of August 31, 2015, relating to the 6.00% Notes due 2020, by and between the Company and U.S. Bank National Association, as trustee (previously filed as exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 31, 2015 and incorporated herein by reference).

10.50	Form of 6.00% Notes due 2020 (incorporated by reference to exhibit 4.1 previously filed with Company’s Current Report on Form 8-K filed on August 31, 2015).

10.51
Purchase Agreement, dated as of August 26, 2015, relating to the 6.00% Notes due 2020, by and between the Company, Sandler O’Neill & Partners, L.P., Keefe, Bruyette & Woods, Inc., UBS Securities, William Blair & Company, L.L.C. and Ladenburg Thalmann & Co. Inc. (previously filed as exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 31, 2015 and incorporated herein by reference).

11	Computation of Per Share Earnings (included in Note 11 to the unaudited financial statements included in this report).

14	Code of Ethics (previously filed as Exhibit 14 to the Company's Annual Report on Form 10-K filed on May 4, 2015 and herein incorporated by reference).

21
Subsidiaries of the Registrant (previously filed as Exhibit 21 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed on August 13, 2013 and herein incorporated by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of November 2015.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
By: /s/ Peter M. Budko Name: Peter M. Budko Title: Chief Executive Officer and Chairman of the Board of Directors
* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter M. Budko Peter M. Budko	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	November 16, 2015
/s/ Nicholas Radesca Nicholas Radesca	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	November 16, 2015