Form 10-K
period 2015-12-31
Business Development Corp of America
filed 2016-03-09
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
There were 177,920,129 shares of the Registrant’s common stock outstanding as of March 8, 2016.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

PART I

ITEM 1. BUSINESS

GENERAL

We are a specialty finance company incorporated in Maryland in May 2010. We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is applying the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946 "Financial Services - Investment Companies" ("ASC 946"). We are therefore required to comply with certain regulatory requirements. We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually hereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC, we are required to comply with certain regulatory requirements. See "Regulation" for discussion of BDC regulation and other regulatory considerations. We are managed by BDCA Adviser, LLC (the "Adviser"), a private investment firm that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio. Our Adviser is indirectly, wholly-owned by our sponsor, AR Global Investments, LLC (the succesor business to AR Capital, LLC, "AR Global" or the "Sponsor").

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in first and second lien senior secured loans and mezzanine debt issued by middle market companies. We define middle market companies as those with annual revenues between $10 million and $1 billion. We may also purchase interests in loans through secondary market transactions in the "over-the-counter" market for institutional loans. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. We may invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles (“Collateralized Securities”). Structurally, Collateralized Securities are entities that are formed to manage a portfolio of senior secured loans made to companies whose debt is rated below investment grade or, in limited circumstances, unrated. The senior secured loans within these Collateralized Securities meet specified credit and diversity criteria and are subject to concentration limitations in order to create a diverse investment portfolio. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. In most cases, companies to whom we provide customized financing solutions will be privately held at the time we invest in them.

While the structure of our investments is likely to vary, we may invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants, CLOs and other instruments, many of which generate current yields. If our Adviser deems appropriate, we may invest in more liquid senior secured and second lien debt securities, some of which may be traded over the counter. We will make such investments to the extent allowed by the 1940 Act and consistent with our continued qualification as a RIC for federal income tax purposes. For a discussion of the risks inherent in our portfolio investments, please see the discussion under Part I, Item 1A “Risk Factors”.

We have formed and expect to continue to form consolidated subsidiaries (the “Consolidated Holding Companies”). These Consolidated Holding Companies enable us to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

On January 25, 2011, we commenced our initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. We sold 22,222 shares of common stock to our Adviser on July 8, 2010 at $9.00 per share, which represented the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. On August 25, 2011, we raised sufficient funds to break escrow on our IPO and commenced operations as of that date. On February 1, 2012, our Adviser contributed an additional $1,300,000 to purchase 140,784 shares of our common stock at $9.234 per share so that the aggregate contribution by our Adviser was $1,500,000. Our Adviser will not tender any amount of its shares for repurchase as long as it continues to serve as our investment adviser. On July 1, 2014, our registration statement on Form N-2 (File No. 333-193241) for our follow-on offering (the "Follow-on") was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, our IPO terminated. Under the Follow-on, we can offer up to 101,100,000 shares of our common stock. As of December 31, 2015, we had issued 179.1 million shares of common stock for gross proceeds of $1.9 billion including the shares purchased by the Sponsor and shares issued under our distribution reinvestment plan ("DRIP"). Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company is no longer issuing new shares except for DRIP shares. As of December 31, 2015, we had repurchased a cumulative 2.7 million shares of common stock for payments of $27.6 million.

As of December 31, 2015, our investment portfolio totaled $2.3 billion and consisted of $1.4 billion of senior secured first lien debt, $349.0 million of senior secured second lien debt, $92.3 million of subordinated debt, $261.8 million of collateralized securities and $202.3 million of equity and other investments. Our overall portfolio consisted of 125 portfolio companies with an average investment size of $17.8 million, a weighted average current yield on debt investments of 9.6% exclusive of any loan discounts, and was invested 60.8% in senior secured first lien debt, 15.1% in senior secured second lien debt, 4.0% in subordinated debt, 11.3% in collateralized securities and 8.8% in equity and other investments.

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

ABOUT BDCA ADVISER, LLC

Our Adviser, BDCA Adviser, LLC ("Adviser"), is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. Our Adviser is indirectly, wholly-owned by our Sponsor, which has sponsored two public, non-listed BDCs, and several public, non-listed REITs. BDCA Adviser also serves as sub-advisor for the AR Capital BDC Income Fund.

MARKET OPPORTUNITY

We believe that there exists a unique opportunity for specialty financial services companies with experience in investing in middle market companies. In our view, middle market companies provide attractive current yields and significant downside protection.

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

•
Consolidation among commercial banks has reduced their focus on middle market businesses. The commercial banks in the United States, which have traditionally been the primary source of capital to middle market companies, have experienced consolidation, loan losses, and stricter regulatory scrutiny, which has led to a significant tightening of credit standards and substantially reduced loan volume to the middle market. Many financial institutions that have historically loaned to middle market companies have failed or been acquired, and we believe that larger financial institutions are now more focused on syndicated lending to larger corporations and are allocating capital to business lines that generate fee income and involve less balance sheet risk. We believe this market dynamic provides us with numerous opportunities to originate new debt and equity investments in middle market companies.

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

BUSINESS STRATEGY

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in first and second lien senior secured debt investments and mezzanine debt issued by middle market companies. We have adopted the following business strategy to achieve our investment objectives:

•
Utilize the experience and expertise of the principals of our Adviser.  Our Sponsor directly or indirectly sponsors one other public, non-listed BDC and several public, non-listed real estate investment trusts ("REITs"). Certain principals of our Adviser have a broad network of contacts with financial sponsors, commercial and investment banks and leaders within a number of industries that we believe will produce significant proprietary investment opportunities outside the normal banking auction process.

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

•
Employ disciplined underwriting policies and rigorous portfolio management. We employ an extensive underwriting process that includes a review of the investment memo, competitive position, financial performance and industry dynamics of each potential portfolio company. In addition, we perform substantial due diligence on potential investments, and seek to invest with management teams and/or private equity sponsors who have proven capabilities in building value. As part of the monitoring process for portfolio companies, our Adviser analyzes monthly (if available), quarterly, and annual financial statements versus the previous periods and year, reviews financial projections, and may perform other procedures including meeting with management, attending board meetings and reviewing compliance certificates and covenants.

•
Focus on long-term credit performance and principal protection. We structure our customized loan investments on a relatively conservative basis with high cash yields, security interests (preferably first lien) where possible, cash origination fees, and appropriate leverage levels. We seek strong deal protection for our customized debt investments, including default penalties, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe these protections will reduce our risk of capital loss.

•
Diversification. We seek to diversify our portfolio broadly among companies in a multitude of different industries, thereby reducing the concentration of credit risk in any one company or sector of the economy. We cannot guarantee that we will be successful in this effort.

DEAL ORIGINATION

The principals of our Adviser have extensive relationships with private equity firms, competing lenders, loan syndication and trading desks, management teams, investment bankers, and other persons whom we believe will continue to provide us with significant investment opportunities. We believe these relationships provide us with competitive advantages over other BDCs.

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

INVESTMENT SELECTION

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

Our investment philosophy and portfolio construction involves:

•	Company-specific research and analysis; and

•	An emphasis on capital preservation, low volatility, diversification and minimization of downside risk.

The foundation of our investment philosophy is intensive credit investment analysis. We follow a rigorous selection process based on:

•	A comprehensive analysis of company creditworthiness, including a quantitative and qualitative assessment of the company’s business;

•	An evaluation of the management team and support from equity investors;

•	An assessment of the competitive landscape;

•	An analysis of business strategy and long-term industry trends; and

•	An in-depth examination of capital structure, financial results and financial projections.

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

•
Experienced management team. We will require that our portfolio companies have an experienced management team. We also seek to invest in companies that have a strong equity incentive program in place that properly aligns the interests of management with such company's investors.

•	Strong franchises and sustainable competitive advantages. We seek to invest in companies with proven products and/or services and strong regional or national operations.

•	Diverse customer bases and product offerings. We seek to invest in companies with diverse customer bases and product offerings.

INTENSIVE CREDIT ANALYSIS/DUE DILIGENCE

The disciplined process through which we make investment decisions with respect to a customized financing transaction involves extensive research into the target company, its industry, its growth prospects and its ability to withstand adverse conditions. If the investment team responsible for the transaction determines that an investment opportunity should be pursued, we engage in an intensive due diligence process. Though each transaction involves a somewhat different approach, the regular due diligence steps generally to be undertaken may include:

•	Meeting with senior management to understand the business more fully and evaluate the ability of the senior management team;

•	Checking management backgrounds and references;

•	Performing a detailed review of financial performance, earnings and potential for earnings growth;

•	Commissioning a quality of earnings report;

•	Visiting the headquarters and conducting other on site diligence;

•	Contacting customers and vendors to assess both business prospects and industry practices;

•	Conducting a competitive analysis, and comparing the company to its main competitors;

•	Researching industry and relevant publications to understand industry wide growth trends;

•	Assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;

•	Investigating legal risks and financial and accounting systems;

•	Engaging third party experts and consultants to assist in the due diligence process; and

•	Building detailed projected financial models with an emphasis on downside scenarios.

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

The weighted average risk ratings of our investments based on amortized cost were 2.19 and 2.07 as of December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015, we had three portfolio companies, which represented three portfolio investments, on non-accrual status. These investments had a total principal of $51.9 million, which represented 2.0% of our portfolio and fair value of $33.0 million as of December 31, 2015. We are currently evaluating potential value recovery alternatives for these investments. As of December 31, 2014, we had one portfolio company, which represented two portfolio investments, on non-accrual status. These investments had a total principal of $4.2 million, which represented 0.2% of our portfolio and had no fair value as of December 31, 2014.

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

For an investment in an investment fund that does not have a readily determinable fair value, we measure the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of FASB, Accounting Standards Codification, or ASC, Topic 946, Financial Services - Investment Companies, as of our measurement date. Prior to its termination in June 2014, the value of our TRS was primarily based on the increase or decrease in the value of the loans underlying the TRS, as determined by Citibank, N.A. (“Citi”) based upon indicative pricing by an independent third-party pricing service.

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

DETERMINATIONS IN CONNECTION WITH OFFERINGS

We closed the Offering to new investments on April 30, 2015. In order to allow for associated processing time needed, the transfer agent for the Company accepted subscriptions in good order dated on or before April 30, 2015 and received no later than June 30, 2015. Prior to the termination of the Offering, we were selling our shares on a continuous basis at an offering price of $11.15 per share.We are prohibited under the 1940 Act from selling our shares of common stock at a public offering price, after deducting selling commissions and dealer manager fees, that is below our net asset value per share. In connection with each semi-monthly closing, our board of directors or a committee thereof reviewed the then current public offering price per share against the current estimated net asset value per share to ensure that we were not selling shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, was below our net asset value per share.

In reviewing our public offering price in connection with any closing date, the board of directors or a committee thereof will consider the following factors, among others, in making such determination:

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

Wells Fargo Credit Facility

On July 24, 2012, we, through a wholly-owned special purpose financing subsidiary, BDCA Funding I, LLC ("Funding I"), entered into the Credit Facility with Wells Fargo and U.S. Bank National Association, as collateral agent, account bank and collateral custodian. The Wells Fargo Credit Facility, which was subsequently amended on April 26, 2013, September 9, 2013, June 30, 2014, May 29, 2015 and November 4, 2015, provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, with a term of 60 months.

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

Borrowings under the Wells Fargo Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. As of December 31, 2015, we were in compliance with regards to the Wells Fargo Credit Facility covenants. The Wells Fargo Credit Facility may be prepaid in whole or in part, subject to customary breakage costs.

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

As of December 31, 2015, we had $263.1 million outstanding under the Wells Fargo Credit Facility.

Deutsche Bank Credit Facility

On February 21, 2014, we, through a wholly-owned, consolidated special purpose financing subsidiary, BDCA 2L Funding I, LLC ("2L Funding I"), entered into the Deutsche Bank Credit Facility with Deutsche Bank as lender and as administrative agent and U.S. Bank as collateral agent and collateral custodian.

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

As of December 31, 2015, we had $0.0 million outstanding under the Deutsche Bank Credit Facility.

Citi Credit Facility

On June 27, 2014, we, through a wholly-owned, special purpose financing subsidiary, BDCA-CB Funding, LLC ("CB Funding"), entered into the Citi Credit Facility as administrative agent and U.S. Bank as collateral agent, account bank and collateral custodian. The Citi Credit Facility provides for borrowings over a twenty four month period in an aggregate principal amount of up to $400.0 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility.

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

The obligations of CB Funding under the Citi Credit Facility are non-recourse to us.

As of December 31, 2015, we had $270.6 million outstanding under the Citi Credit Facility.

UBS Credit Facility

On April 7, 2015, the Company, through a wholly-owned, special-purpose, bankruptcy-remote subsidiary, BDCA Helvetica Funding, Ltd. ("Helvetica Funding") entered into a debt financing facility with UBS AG, London Branch, pursuant to which $150.0 million will be made available to the Company to fund investments in new securities and for other general corporate purposes (the “UBS Credit Facility”). The UBS Credit Facility was subsequently amended on July 10, 2015 to increase the amount of debt available to the Company under the facility from $150.0 million to $210.0 million. Pricing under the transaction is based on three-month LIBOR plus a spread of 3.90% per annum for the relevant period.

As of December 31, 2015, we had $210.0 million outstanding under the UBS Credit Facility.

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

Unsecured Notes

On August 26, 2015, the Company entered into a purchase agreement with the Initial Purchasers, relating to the Company’s sale of $100.0 million aggregate principal amount of its 6.00% fixed rate senior notes due 2020 to the Initial Purchasers in a private placement in reliance on Section 4(a)(2) of the Securities Act and for initial resale by the Initial Purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act (the "Unsecured Notes"). The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchasers. The purchase agreement includes customary representations, warranties and covenants by the Company. Under the terms of the purchase agreement, the Company has agreed to indemnify the Initial Purchasers against certain liabilities under the Securities Act. The Unsecured Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The net proceeds from the sale of the Unsecured Notes was approximately $97.9 million, after deducting initial purchasers’ discounts and commissions of approximately $1.58 million payable by the Company and estimated offering expenses of approximately $0.5 million payable by the Company. The Company intends to use the net proceeds to make investments in accordance with the Company’s investment objectives and for general corporate purposes.

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

As of December 31, 2015, we had $98.5 million outstanding under the Unsecured Notes.

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

For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies accrued during the calendar quarter, minus our operating expenses for the quarter (including the management fee, expenses payable under the administration agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. For purposes of this fee, adjusted capital means cumulative gross proceeds generated from sales of our common stock (including proceeds from our distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of our investments paid to stockholders and amounts paid for share repurchases pursuant to our share repurchase program.

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

ADMINISTRATION AGREEMENTS

On March 18, 2011, we entered into a fund administration servicing agreement and a fund accounting servicing agreement with US Bancorp Fund Services, LLC (the “Administrator”). Our Administrator provides the administrative services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for us to operate. On August 13, 2012, we entered into a custody agreement with U.S. Bank National Association (“U.S. Bank”). Under the custody agreement, U.S. Bank holds all of our portfolio securities and cash for certain of our subsidiaries, and transfers such securities or cash pursuant to our instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party. In addition, on February 9, 2016, we entered into an agreement with ARC Advisory Services, LLC ("ARC Advisory"), a wholly-owned subsidiary of the Adviser, to provide us with certain other administrative services. For a discussion of the services provided, please see Part II, Item 7 "Recent Developments".

COMPLIANCE

We, along with our Adviser, have adopted and implemented written policies and procedures reasonably designed to prevent violations of the federal securities laws, and our board of directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation. Guy Talarico, our chief compliance officer, is the chief executive officer of Alaric Compliance Services, LLC, and performs his functions as our chief compliance officer under the terms of an agreement between BDCA and Alaric Compliance Services, LLC. BDCA has retained Mr. Talarico and Alaric Compliance Services, LLC pursuant to its obligations under our Administration Agreement.

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

Asset Coverage

In addition, we are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities (excluding borrowings) to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with Wells Fargo, Deutsche Bank, Citi, and UBS and has sold $100.0 million in aggregate principal of senior notes. We previously had entered into a total return swap agreement (“TRS”) through a wholly owned, consolidated subsidiary, 405 TRS I, LLC (“405 Sub”) with Citi we terminated the TRS with Citi in June 2014. For a detailed discussion of our current credit facilities, please refer to “Item 1. Business - Leverage”.

Qualifying assets

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

ELECTION TO BE TAXED AS A RIC

We have elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2011, and intend to qualify annually thereafter as a RIC. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our taxable earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, (the "Annual Distribution Requirement"). Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	qualify to be treated as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year;

•	meet the Annual Distribution Requirement;

•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or currencies. or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” as defined in the Code (the "90% Income Test"); and

•
diversify our holdings so that at the end of each quarter of the taxable year: (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and (ii) no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships,” or the Diversification Tests.

Provided that we continue to qualify as a RIC and satisfy the Annual Distribution Requirement, we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (which generally is defined as net long-term capital gain in excess of net short-term capital loss) that we timely distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

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

INDEBTNESS AND SENIOR SECURITIES

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

Risks Relating to Our Business and Structure

Capital markets may experience periods of disruption and instability and we cannot predict when these conditions will occur. Such market conditions could materially and adversely affect debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.

The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures. These and similar austerity measures may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. These market and economic disruptions adversely affected, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies. These market disruptions materially and adversely affected, and may in the future affect, the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in, and may in the future result, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Future volatility and dislocation in the capital markets could create a challenging environment in which to raise or access capital. For example, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our consolidated financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing. Equity capital may also be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.
Uncertainty with respect to the financial stability of the United States and several countries in the European Union (EU) could have a significant adverse effect on our business, financial condition and results of operations.
In August 2011, S&P’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was affirmed by S&P in June 2013. Moody’s and Fitch have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. The U.S. government has on several occasions adopted legislation to suspend the federal debt ceiling, most recently until March 16, 2015. Further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Furthermore, in February 2014, the Federal Reserve began scaling back its bond-buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve raised interest rates for the first time in nearly a decade in December 2015. It is unclear what effect, if any, the end of quantitative easing and the Federal Reserves’ stated intentions to raise interest rates will have on the value of our investments or our ability to access the debt markets on favorable terms.
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

We are externally managed and depend upon the investment expertise, diligence, skill and network of business contacts of our Adviser. We also depend, to a significant extent, on our Adviser's access to the investment professionals and the information and deal flow generated by such investment professionals in the course of its investment and portfolio management activities. Our Adviser evaluates, negotiates, structures, closes, monitors and services our investments. Our success depends to a significant extent on the continued service and coordination of our Adviser, including its key professionals. The departure of a significant number of our Adviser’s key professionals could have a materially adverse effect on our ability to achieve our investment objective. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Adviser or its affiliates or other companies advised by our Adviser and its affiliates could create adverse publicity and adversely affect us and our relationship with investment banks, business brokers, loan syndication and trading desks and other investment counterparties. In addition, we can offer no assurance that our Adviser will remain our investment adviser or that we will continue to have access to our Adviser's investment professionals or their information and deal flow.

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

Our business and operation could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us  to incur significant expense, hinder execution of investment strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or shareholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

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

Our business could suffer in the event our Adviser or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the internal information technology systems of our Adviser and other parties that provide us with services essential to our operations, these systems are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.
A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can result in third parties gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As reliance on technology in our industry has increased, so have the risks posed to the systems of our Adviser and other parties that provide us with services essential to our operations, both internal and those that have been outsourced. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.
The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. In addition, a security breach or other significant disruption involving the IT networks and related systems of our Adviser or any other party that provides us with services essential to our operations could:

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines;
•	affect our ability to properly monitor our compliance with the rules and regulations regarding our qualification as a RIC;
•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	require significant management attention and resources to remedy any damages that result; or
•	adversely impact our reputation among investors.
Although our Adviser and other parties that provide us with services essential to our operations intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient, and any material adverse effect experienced by our Adviser and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.

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

As a result of the Annual Distribution Requirement to maintain our tax treatment as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution.

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

The net proceeds from the sale of shares in our ongoing public offering will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. In order to maintain our RIC tax treatment we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to pay distributions to our stockholders.

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

Our investments in a portfolio company, whether debt, equity, or a combination thereof, may lead to our receiving material non-public information (“MNPI”) or obtaining ‘control’ of the target company. Our ability to exit an investment where we have MNPI or control could be limited and could result in a realized loss on the investment.

If we receive MNPI, or a controlling interest in a portfolio company, our ability to divest ourselves from a debt or equity investment could be restricted. Causes of such restriction could include market factors, such as liquidity in a private stock, or limited trading volume in a public company’s securities, or regulatory factors, such as the receipt of MNPI or insider blackout periods, where we are under legal obligation not to sell. Additionally, we may choose not to take certain actions to protect a debt investment in a control investment portfolio company. As a result, we could experience a decrease in the value of our portfolio company holdings and potentially incur a realized loss on the investment.

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

The Company’s financial results may be affected adversely if one or more of the Company’s significant equity or junior debt investments in a CLO vehicle defaults on its payment obligations or fails to perform as the Company expects.

The Company expects that a portion of its portfolio will consist of equity and junior debt investments in CLOs, which involve a number of significant risks. CLOs are typically highly leveraged up to approximately 10 times, and therefore the junior debt and equity tranches that we will invest in are subject to a higher risk of total loss. In particular, investors in CLOs indirectly bear risks of the underlying debt investments held by such CLOs. The Company may have the right to receive payments only from the CLOs, and does not have direct rights against the issuer or the entity that sold the assets to be securitized. Although it is difficult to predict whether the prices of indices and securities underlying CLOs will rise or fall, these prices, and therefore, the prices of the CLOs, will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally.

The investments we make in CLOs are thinly traded or have only a limited trading market. CLO securities are typically privately offered and sold, in the primary and secondary markets. As a result, investments in CLOs may be characterized as illiquid securities. In addition to the general risks associated with investing in debt securities, CLOs carry additional risks, including, but not limited to: (i) the possibility that distributions from the underlying loans will not be adequate to make interest or other payments; (ii) the quality of the underlying loans may decline in value or default; and (iii) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO or unexpected investment results. Further, the Company’s investments in equity and junior debt tranches of CLOs are subordinate to the senior debt tranches thereof.

Investments in structured vehicles, including equity and junior debt instruments issued by CLOs, involve risks, including credit risk and market risk. Changes in interest rates and credit quality may cause significant price fluctuations. Additionally, changes in the underlying loans held by a CLO may cause payments on the instruments we hold to be reduced, either temporarily or permanently. Structured investments, particularly the subordinated interests in which we invest, are less liquid than many other types of securities and may be more volatile than the loans underlying the CLOs in which we invest.

CLO investments are subject to interest rate risk.

A majority of the assets in a CLO’s portfolio are floating rate loans which are sensitive to interest rate levels and volatility. Although CLOs are generally structured to mitigate the risk of interest rate mismatch, there may be some difference between the timing of interest rate resets on these floating rate loans and liabilities of a CLO. Such a mismatch in timing could have a negative effect on the amount of funds distributed to CLO equity. In addition, CLOs may not be able to enter into hedge agreements, even if it may otherwise be in the best interests of the CLO to hedge such interest rate risk. Furthermore, in the event of a significant rising interest rate environment and/or economic downturn, loan defaults may increase and result in credit losses that may adversely affect the CLO investments held by the Company.

Risks Relating to Debt Financing

We have sold unsecured notes and have entered into revolving credit facilities with Citi, Deutsche Bank, UBS and Wells Fargo that contain various covenants which, if not complied with, could accelerate repayment under the Credit Facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our stockholders.

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

At December 31, 2015 we had $842.2 million of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $2.8 billion in total assets, (ii) a weighted average cost of funds of 2.86%, (iii) $1,170.0 million in debt outstanding (i.e., assumes that the $100.0 million principal amount of Unsecured Notes sold and the full $1,070.0 million available to us under the revolving credit facilities we have with Wells Fargo, Deutsche Bank, Citi, and UBS is outstanding) and (iv) $1.6 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	- %	5%	10%
Corresponding return to stockholders (1)	(19.40)%	(10.75)%	(2.09)%	6.56%	15.22%
___________________
(1) In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2015 total assets of at least 1.21%.

As of December 31, 2015, the Wells Fargo Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, with a term of 60 months, the Deutsche Bank Facility provided for borrowings in an aggregate principal amount of up to $60.0 million on a committed basis, with a term of 36 months, the Citi Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, with a term of 24 months, the UBS Credit Facility provided for borrowings in an aggregate principal amount of up to $210.0 million on a committed basis, due April 7, 2018, and the Unsecured Notes provided borrowings in an aggregate principal amount of $100.0 million, due September 1, 2020. In connection with entering into the Wells Fargo Facility, we completely repaid the revolving credit facility we had with Main Street Capital Corporation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for more information about these financing arrangements.

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

On April 7, 2015, the Company and our wholly-owned, special-purpose financing subsidiary, BDCA Helvetica Funding, Ltd., or Helvetica Funding, entered into a debt securitization and repurchase agreement financing facility with UBS AG, London Branch ("UBS") pursuant to which up to $210.0 million was made available to us to fund investments and for other general corporate purposes. The financing transaction with UBS is structured initially as a debt securitization by Helvetica Funding, referred to herein as the Debt Securitization, and is followed by a repurchase transaction between the Company and UBS, referred to herein as the Repurchase Transaction and, collectively with the Debt Securitization, the UBS Facility. The UBS Facility was subsequently amended on July 10, 2015 to increase the amount of debt available to the Company under the UBS Facility from $150 million to $210 million. Generally, under the Debt Securitization, the Company transfers existing loan investments to Helvetica Funding, which is established solely for the purpose of holding income producing assets and related investments, referred to herein collectively as Loan Assets, and issuing debt secured by Loan Assets. The Company completes the borrowing by receiving all of the notes issued by Helvetica Funding, transferring all such notes to UBS under a repurchase agreement between the Company and UBS and receiving cash from UBS under such Repurchase Transaction.

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

Our board of directors may amend, suspend or terminate the repurchase program upon 30 days’ notice. We will notify you of such developments (1) in the quarterly reports mentioned above or (2) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. During our ongoing public offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws. In addition, although we intend to implement a share repurchase program, we have discretion to not repurchase your shares, to suspend the program, and to cease repurchases. Further, the program has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price. On March 8, 2016, our board of directors amended our stock repurchase program. See Note 18 to the consolidated financial statements for additional details.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

When we make quarterly repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price you paid for shares in our offering. As a result, to the extent you have the ability to sell your shares to us as part of our share repurchase program, the price at which you may sell your shares, may be lower than what you paid in connection with your purchase of shares in our offering. On March 8, 2016, our board of directors amended our stock repurchase program. See Note 18 to the consolidated financial statements for additional details.

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

•
The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss, if any. We may be subject to corporate-level U.S. federal income tax on any of our undistributed income or gain. Additionally, we will be subject to a 4% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. Because we use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

federal income taxes on any income or capital gains that we do not distribute (or deemed to be distributed) to stockholders. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.

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

In order to satisfy the Annual Distribution Requirement applicable to RICs, we may have the ability to declare a large portion of a distribution in shares of our common stock instead of in cash, provided that stockholders have the right to elect to receive their distribution in cash. As long as a portion of such distribution is payable in cash (which portion can be as low as 20% based on certain rulings by the IRS) and certain requirements are met, the entire distribution to the extent of our current and accumulated earnings and profits would be a dividend for U.S. federal income tax purposes. If too many stockholders elect to receive their distributions in cash, each stockholder electing to receive his/her distribution in cash would receive a pro rata portion of his/her distribution in cash and the remaining portion of the distribution would be paid in shares of our common stock. As a result, a stockholder would be taxed on the entire distribution in the same manner as a cash distribution, even though a portion of the distribution was paid in shares of our common stock, and a stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, then such sales may put downward pressure on the trading price of our stock.

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

An investment in the shares by a Non-U.S. stockholder may have adverse tax consequences.

Whether an investment in the shares is appropriate for a Non-U.S. stockholder will depend upon that person's particular circumstances. A "Non-U.S. stockholder" is a beneficial owner of shares of our common stock that is neither a U.S. stockholder nor a partnership (including an entity treated as a partnership for U.S. federal income tax purposes). Among other things, a Non-U.S. stockholder, under certain circumstances, may be subject to withholding of U.S. federal income tax at a rate of 30.0% (or lower rate provided by an applicable treat); required to file U.S. income taxes to receive a tax credit or tax refund of overpayments of taxes; subject to U.S. income tax at graduated rates or to a branch profits on our distributions; subject to certain reporting requirements, disclosure requirements, and withholding taxes under the Foreign Account Tax Compliance Act and other laws; and subject to certain rules regarding foreign tax credits. Non-U.S. persons should consult their tax advisors with respect to U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 405 Park Avenue, 14th Floor, New York, NY 10022. We believe that our current office facilities are adequate for our business as we intend to conduct it.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2015, neither we nor our Adviser are defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.

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

We closed the Offering to new investments on April 30, 2015. In order to allow for associated processing time needed, the transfer agent for the Company accepted subscriptions in good order dated on or before April 30, 2015 and received no later than June 30, 2015. Prior to the termination of the Offering, we were selling our shares on a continuous basis at an offering price of $11.15 per share. We are prohibited under the 1940 Act from selling our shares of common stock at a public offering price, after deducting selling commissions and dealer manager fees, that is below our net asset value per share. In connection with each semi-monthly closing, our board of directors or a committee thereof reviewed the then current public offering price per share against the current estimated net asset value per share to ensure that we were not selling shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, was below our net asset value per share.

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2015:

Title of Class	Amount Authorized	Amount Issued
Common Stock, par value $0.001 per share	450,000,000	179,142,028

As of December 31, 2015, we had issued 179.1 million shares of common stock for gross proceeds of $1.9 billion, including shares issued pursuant to the DRIP and shares purchased by the Sponsor. As of December 31, 2015, we had repurchased 2.7 million shares of common stock for payments of $27.6 million. As of December 31, 2015, we had 38,567 record holders of our common stock.

Distributions

We declared our first distribution on June 23, 2011 and have declared and paid cash distributions to our stockholders on a monthly basis since such time. We calculate each stockholder’s specific distribution amount for the month using record and declaration dates, and the stockholder's distributions will begin to accrue on the date we accept their subscription for shares of our common stock. From time-to-time, we may also pay interim distributions at the discretion of our board of directors. Each year a statement on Internal Revenue Service Form 1099-DIV (or such successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, and/or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from this offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. $16.3 million of the distributions paid during the year ended December 31, 2015 represented a return of capital for tax purposes.

We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from the offering to fund distributions (which may reduce the amount of capital we ultimately invest in assets). There can be no assurance that we will be able to sustain distributions at any particular level.

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

The following table reflects the cash distributions per share that we have paid on our common stock to date (dollars in thousands except per share amounts):

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2011:
September 30, 2011	October 3, 2011	$0.07	$13	$13	$26
October 31, 2011	November 1, 2011	0.07	20	14	34
November 30, 2011	December 1, 2011	0.06	25	17	42
December 31, 2011	January 3, 2012	0.06	35	21	56
			$93	$65	$158
2012:
January 31, 2012	February 1, 2012	$0.06	$47	$26	$73
February 29, 2012	March 1, 2012	0.06	80	34	114
March 31, 2012	April 2, 2012	0.06	118	48	166
April 30, 2012	May 1, 2012	0.06	157	65	222
May 31, 2012	June 1, 2012	0.07	289	91	380
June 30, 2012	July 2, 2012	0.06	313	113	426
July 31, 2012	August 1, 2012	0.07	361	146	507
August 31, 2012	September 4, 2012	0.07	394	173	567
September 30, 2012	October 1, 2012	0.06	429	203	632
October 31, 2012	November 1, 2012	0.07	505	247	752
November 30, 2012	December 3, 2012	0.07	612	287	899
December 17, 2012	December 27, 2012	0.09	917	462	1,379
December 31, 2012	January 2, 2013	0.07	682	341	1,023
			$4,904	$2,236	$7,140
2013:
January 31, 2013	February 1, 2013	$0.07	$787	$395	$1,182
February 28, 2013	March 1, 2013	0.06	797	408	1,205
March 31, 2013	April 1, 2013	0.07	1,008	525	1,533
April 30, 2013	May 1, 2013	0.07	1,098	590	1,688
May 31, 2013	June 1, 2013	0.07	1,276	755	2,031
June 30, 2013	July 1, 2013	0.07	1,396	893	2,289
July 31, 2013	August 1, 2013	0.07	1,608	1,071	2,679
August 31, 2013	September 1, 2013	0.07	1,764	1,285	3,049
September 30, 2013	October 1, 2013	0.07	1,868	1,408	3,276
October 31, 2013	November 1, 2013	0.07	2,092	1,673	3,765
November 30, 2013	December 2, 2013	0.07	2,225	1,799	4,024
December 31, 2013	January 2, 2014	0.07	2,504	2,074	4,578
			$18,423	$12,876	$31,299
2014:
January 31, 2014	February 4, 2014	$0.07	$2,717	$2,317	$5,034
February 28, 2014	March 3, 2014	0.06	2,751	2,399	5,150
March 31, 2014	April 1, 2014	0.07	3,499	3,197	6,696
April 30, 2014	May 1, 2014	0.07	3,816	3,610	7,426

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
May 30, 2014	June 2, 2014	0.07	4,383	4,244	8,627
June 30, 2014	July 1, 2014	0.07	4,584	4,533	9,117
July 31, 2014	August 1, 2014	0.07	5,029	4,986	10,015
August 29, 2014	September 1, 2014	0.07	5,160	5,097	10,257
September 30, 2014	October 2, 2014	0.07	5,198	5,120	10,318
October 31, 2014	November 3, 2014	0.07	5,550	5,510	11,060
November 30, 2014	December 2, 2014	0.07	5,529	5,483	11,012
December 31, 2014	January 2, 2015	0.07	5,852	5,735	11,587
			$54,068	$52,231	$106,299
2015:
January 31, 2015	February 4, 2015	$0.07	$5,948	$5,797	$11,745
February 28, 2015	March 2, 2015	0.07	5,520	5,236	10,756
March 31, 2015	April 1, 2015	0.07	6,265	5,898	12,163
April 30, 2015	May 1, 2015	0.07	6,242	5,849	12,091
May 29, 2015	June 1, 2015	0.07	6,680	5,905	12,585
June 30, 2015	July 1, 2015	0.07	6,485	5,735	12,220
July 31, 2015	August 3, 2015	0.07	6,976	6,126	13,102
August 31, 2015	September 1, 2015	0.07	7,053	6,049	13,102
September 30, 2015	October 1, 2015	0.07	6,870	5,835	12,705
October 31, 2015	November 2, 2015	0.07	7,140	6,030	13,170
November 30, 2015	December 1, 2015	0.07	6,932	5,835	12,767
December 31, 2015	January 4, 2016	0.07	7,224	5,989	13,213
			$79,335	$70,284	$149,619
2016:
January 31, 2016	February 3, 2016	$0.07	$8,922	$4,298	$13,220
February 28, 2016	March 1, 2016	0.07	7,014	5,332	12,346
			$15,936	$9,630	$25,566
			$172,759	$147,322	$320,081

The table below shows changes in our offering price and distribution rates since the commencement of our public offering.

Announcement Date	New Public Offering Price	Effective Date	Daily Distribution Amount per share	Annualized Distribution Rate
November 14, 2011	$10.26	November 16, 2011	0.002221920	7.90%
May 1, 2012	$10.44	June 1, 2012	0.002215850	7.75%
August 14, 2012	$10.50	September 4, 2012	0.002246575	7.81%
September 24, 2012	$10.60	October 16, 2012	0.002246575	7.74%
October 15, 2012	$10.70	November 1, 2012	0.002273973	7.76%
February 5, 2013	$10.80	February 18, 2013	0.002293151	7.75%
February 25, 2013	$10.90	March 1, 2013	0.002314384	7.75%
April 3, 2013	$11.00	April 16, 2013	0.002335616	7.75%
August 15, 2013	$11.10	August 16, 2013	0.002356849	7.75%
October 29, 2013	$11.20	November 1, 2013	0.002378082	7.75%
May 28, 2015	$11.15	April 16, 2015	0.002378082	7.78%

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

On August 11, 2015, the Company adopted a new distribution reinvestment plan (the “New DRIP”). Pursuant to the New DRIP, the Company reinvests all cash dividends or distributions (“Distributions”) declared by the board of directors of the Company on behalf of investors who do not elect to receive their Distributions in cash as described below (the “Participants”). As a result, if the board of directors of the Company declares a Distribution, then stockholders who have not elected to “opt out” of the New DRIP will have their Distributions automatically reinvested in additional shares of the Company’s common stock at a price equal to NAV per share as estimated in good faith by the Company on the payment date. The New DRIP does not change a stockholder’s election to receive a Distribution in shares of common stock or cash as currently on file with the Plan Administrator. The timing and amount of any future Distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the board of directors of the Company.

We may fund our cash distributions to stockholders from any sources of funds available to us including expense payments from our Adviser that are subject to reimbursement to it as well as offering proceeds and borrowings. We have not established limits on the amount of funds we may use from available sources to make distributions. Prior to June 30, 2012, a substantial portion of our distributions were made possible by Expense Support Payments made by our Adviser that are subject to reimbursement by us within three years from the date such payment obligations were incurred. The purpose of this arrangement could be to avoid such distributions being characterized as returns of capital for U.S. GAAP or tax purposes. Despite this, we may still have distributions which could be characterized as a return of capital for tax purposes. During the year ended December 31, 2015, $16.3 million of our distributions was characterized as return of capital for tax purposes. No portion of our distributions were characterized as a return of capital for tax purposes for the years ended December 31, 2014 and 2013. You should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. You should also understand that our future reimbursements of such Expense Support Payments will reduce the distributions that you would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. The Adviser has no obligation to make Expense Support Payments in future periods. No Expense Support Payments were made by our Adviser in the fiscal years ended December 31, 2015 and December 31, 2014.

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

ISSUER PURCHASES OF EQUITY SECURITIES

The table below provides information concerning our repurchases of shares of our common stock during the three months ended December 31, 2015, pursuant to our share repurchase program.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 to October 31, 2015	—	$—	—	—
November 1 to November 30, 2015	724,403	$9.53	724,403	—
December 1 to December 31, 2015	79,324	$11.55	4,471	—
Total	803,727		728,874	2,324,995
_________________
(1) A description of the maximum number of shares of our common stock that may be repurchased under our share repurchase program is set forth in Note 2 to our consolidated financial statements contained in this Annual Report on Form 10-K.
(2) Includes 74,853 shares purchased in connection with stockholder's death or qualifying disability pursuant to the Company's Second Articles of Amendment and Restatement.

See Note 10 to our consolidated financial statements contained in this Annual Report on Form 10-K for a more detailed discussion of the terms of our share repurchase program.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for the years ended December 31, 2015 and 2014 is derived from our consolidated financial statements which have been audited by KPMG, LLP, our independent registered public accounting firm as stated in their report. The following selected financial data for the years ended December 31, 2013, 2012 and 2011 is derived from our consolidated financial statements which have been audited by Grant Thornton, LLP, our former independent registered public accounting firm as stated in their report. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report (dollars in thousands except share and per share data):

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
Statement of operations data:
Investment income	$195,846	$138,281	$31,393	$6,914	$308
Operating expenses
Total expenses	85,224	53,329	20,128	4,377	967
Less: Expense waivers and reimbursements from Adviser	3,534	1,335	1,827	1,877	818
Net expenses	81,690	51,994	18,301	2,500	149
Net investment loss attributable to noncontrolling interests	—	(68)	—	—	—
Net investment income	114,156	86,355	13,092	4,414	159
Net realized and unrealized gain (loss) on investments and total return swap	(102,942)	(3,767)	29,652	5,086	(22)
Net change in unrealized depreciation attributable to non-controlling interests	(2,527)	(660)	—	—	—
Net deferred income tax expense on unrealized appreciation of investments	(634)	(2,388)	—	—	—
Net increase in net assets resulting from operations	$8,053	$79,540	$42,744	$9,500	$137
Per share data:*
Net investment income	$0.66	$0.71	$0.36	$0.63	$0.74
Net increase in net assets resulting from operations	$0.05	$0.65	$1.17	$1.36	$0.64
Distributions declared	$0.87	$0.87	$0.85	$1.06	$0.74
Statements of assets and liabilities data:
Total assets	$2,498,285	$2,187,942	$841,641	$186,877	$16,250
Borrowings outstanding	$842,238	$618,712	$132,687	$33,907	$5,900
Total net assets	$1,610,485	$1,535,423	$627,903	$140,685	$8,207
Other data:
Total return (1)	0.67%	7.63%	14.12%	15.19%	7.66%
Number of portfolio company investments at year end (2)	125	110	83	39	34
______________
*Per share information for the year ended December 31, 2011 has been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.
(1) Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the years ended December 31, 2015, December 31, 2014, December 31, 2013, December 31, 2012 and December 31, 2011 includes the effect of expense waivers and reimbursements which equaled 0.22%, 0.11%, 0.51%, 2.35% and 27.64% respectively. Total returns covering less than a full period are not annualized.
(2) Inclusive of TRS Loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Business Development Corporation of America and the notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K. We are externally managed by our adviser, BDCA Adviser, LLC (the "Adviser"). The following information contains forward looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-looking Statements" below for a description of these risks and uncertainties.

Forward Looking Statements

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	our repurchase of shares;

•	actual and potential conflicts of interest with our Adviser and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability to qualify and maintain our qualification as a regulated investment company (“RIC”) and a business development company (“BDC”);

•	the timing, form and amount of any dividend distributions;

•	the impact of fluctuations in interest rates on our business;

•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market; and

•	our ability to recover unrealized losses.

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

For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Annual Report, please see the discussion under Part I, Item 1A. “Risk Factors”. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Annual Report.

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

Investment Advisory and Administration Agreements

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

The second part of the incentive fee, referred to as the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which equals our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. Realized gains received from loans underlying the total return swap we had with Citi were not included for purposes of evaluating the incentive fee on capital gains.

We have entered into a fund administration servicing agreement and a fund accounting servicing agreement with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting and compliance support, necessary to operate. On August 13, 2012, we entered into a custody agreement with U.S. Bank National Association (“U.S. Bank”). Under the custody agreement, U.S. Bank will hold all of our portfolio securities and cash for certain of our subsidiaries, and will transfer such securities or cash pursuant to our instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party. Realty Capital Securities, LLC (our "Former Dealer Manager") served as the dealer manager of our IPO until May 2015, when we terminated our offering. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to us, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with our Sponsor. In addition, on February 9, 2016, we entered into an agreement for ARC Advisory Services, LLC ("ARC Advisory"), a wholly-owned subsidiary of the Adviser, to provide us with certain other administrative services. For a discussion of the services provided, please see "Recent Developments" below.

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

See Note 2 to the consolidated financial statements for a description of other accounting policies and recently issued accounting pronouncements.

Portfolio and Investment Activity

During the year ended December 31, 2015, we made $1.2 billion of investments in new portfolio companies and had $0.7 billion in aggregate amount of exits and repayments, resulting in net investments of $0.5 billion for the period. The portfolio composition by loan market consisted of 80.4% Middle Market (1), 3.7% Large Corporate (2), and 15.9% Other (3) investments. In addition, the total portfolio of debt investments consisted of 91.2% bearing variable interest rates and 8.8% bearing fixed interest rates.
______________

(1) Middle market represents companies whose annual revenues are between $10 million and $1 billion.
(2) Large corporate represents companies whose annual revenues are in excess of $1 billion.
(3) Other represents collateralized securities and equity investments.

Our portfolio composition, based on fair value at December 31, 2015 was as follows:

	December 31, 2015
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	60.8%	8.8%
Senior Secured Second Lien Debt	15.1	10.4
Subordinated Debt	4.0	13.6
Collateralized Securities (2)	11.3	11.3
Equity/Other	8.8	N/A
Total	100.0%	9.6%
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

During the year ended December 31, 2014, we made $2.5 billion of investments in new portfolio companies and had $1.3 billion in aggregate amount of exits and repayments, resulting in net investments of $1.2 billion for the period. The portfolio composition by loan market consisted of 67.2% Middle Market (1), 2.0% Large Corporate (2), and 30.8% Other (3) investments. In addition, the total portfolio of debt investments consisted of 86.3% bearing variable interest rates and 13.7% bearing fixed interest rates.
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

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2015 (dollars in thousands):

	At December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles (1)	$405,105	17.4%
Aerospace & Defense	237,523	10.3
Hotels, Restaurants & Leisure	145,504	6.3
Media	137,639	6.0
Diversified Consumer Services	127,756	5.5
Health Care Providers & Services	114,642	5.0
Internet Software & Services	112,197	4.9
IT Services	99,583	4.3
Software	88,454	3.8
Commercial Services & Supplies	83,409	3.6
Real Estate Management & Development	77,507	3.4
Food Products	72,491	3.1
Specialty Retail	59,097	2.6
Professional Services	54,795	2.4
Electronic Equipment, Instruments & Components	49,453	2.1
Auto Components	47,960	2.1
Transportation Infrastructure	44,628	1.9
Consumer Finance	44,017	1.9
Diversified Telecommunication Services	41,651	1.8
Diversified Financial Services	27,356	1.2
Chemicals	26,423	1.1
Building Products	23,620	1.0
Personal Products	22,434	1.0
Air Freight & Logistics	20,495	0.9
Machinery	19,242	0.8
Life Sciences Tools & Services	16,292	0.7
Insurance	15,222	0.7
Household Durables	14,738	0.6
Distributors	14,607	0.6
Communications Equipment	14,347	0.6
Wireless Telecommunication Services	12,933	0.6
Textiles, Apparel & Luxury Goods	11,730	0.5
Health Care Technology	11,242	0.5
Metals & Mining	9,741	0.4
Capital Markets	5,973	0.3
Oil, Gas & Consumable Fuels	1,475	0.1
Total	$2,311,281	100.0%
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

See Note 2 to the consolidated financial statements for a description of other accounting policies and recently issued accounting pronouncements.

RESULTS OF OPERATIONS

Operating results for the years ended December 31, 2015, 2014 and 2013 was as follows (dollars in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014	2013
Total investment income	$195,846	$138,281	$31,393
Total expenses net of expense waivers	81,690	51,994	18,301
Net investment income attributable to noncontrolling interests	—	(68)	—
Net investment income	114,156	86,355	13,092

 Investment Income

For the year ended December 31, 2015, total investment income was $195.8 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.1 billion and a weighted average current yield of 9.6%. Included within total investment income was $2.5 million of prepayment and amendment fees for the year ended December 31, 2015. For the year ended December 31, 2014, total investment income was $138.3 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $1.4 billion and a weighted average current yield of 10.4%. Included within total investment income was $4.6 million of prepayment and amendment fees for the year ended December 31, 2014. For the year ended December 31, 2013, total investment income was $31.4 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $351.6 million and a weighted average current yield of 9.3%. Included within total investment income was $0.5 million of prepayment and amendment fees for the year ended December 31, 2013. The increases in total investment income during the year ended December 31, 2015 as compared to the year ended December 31, 2014, and during the year ended December 31, 2014 as compared to year ended December 31, 2013, were driven by the year over year increases in average portfolio size.

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2015, 2014 and 2013 was as follows (dollars in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014	2013
Management fees	$35,994	$24,926	$6,555
Subordinated income incentive fees	10,145	9,929	6,377
Capital gains incentive fees	—	(2,664)	2,444
Interest and credit facility financing expenses	26,467	11,057	2,248
Professional fees	6,777	5,956	1,723
Other general and administrative	4,590	3,060	171
Administrative Services	966	770	318
Insurance	210	221	223
Directors fees	75	74	69
Operating expenses before expense waivers	85,224	53,329	20,128
Waiver of management and incentive fees	(3,534)	(1,335)	(1,827)
Total operating expenses net of expense waivers	$81,690	$51,994	$18,301

Interest and credit facility expenses for the year ended December 31, 2015 were comprised of amortization of deferred financing costs and non-usage fees related to the Wells Fargo Credit Facility, Deutsche Bank Credit Facility, Citi Credit Facility, UBS Credit Facility and Unsecured Notes, along with $7.0 million of interest expense on the balance drawn on the Wells Fargo Credit Facility, $1.3 million of interest expense on the balance drawn on the Deutsche Bank Credit Facility, $5.4 million of interest expense on the balance drawn on the Citi Credit Facility, $5.9 million of interest expense on the balance drawn on the UBS Credit Facility, and $2.2 million of interest expense on the balance drawn on the Unsecured Notes. The interest expense on the balance drawn on the Wells Fargo Credit Facility was based on an average daily debt outstanding of $271.2 million at a weighted average annualized cost of 2.51% for the year ended December 31, 2015. The interest expense on the balance drawn on the Deutsche Bank Credit Facility was based on an average daily debt outstanding of $28.0 million at a weighted average annualized cost of 4.43% for the year ended December 31, 2015. The interest expense on the balance drawn on the Citi Credit Facility was based on an average daily debt outstanding of $270.6 million at a weighted average annualized cost of 1.96% for the year ended December 31, 2015. The interest expense on the balance drawn on the UBS Credit Facility was based on an average daily debt outstanding of $139.2 million at a weighted average annualized cost of 4.20% for the year ended December 31, 2015. The interest expense on the balance drawn on the Unsecured Notes was based on an average daily debt outstanding of $33.0 million at a weighted average annualized cost of 6.00% for the year ended December 31, 2015. For the year ended December 31, 2015, we incurred $36.0 million of management fees, of which the Adviser waived $0.0 million. For the year ended December 31, 2015, we incurred $10.1 million of incentive fees, of which the Adviser waived $3.5 million.

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

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay up to 100% of all of our operating expenses (“Expense Support Payment”) for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The Expense Support Payments for any month shall be paid to us by the Adviser in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to the Adviser. For the years ended December 31, 2015, 2014 and 2013, no Expense Support Payments were made by our Adviser.

Net Realized Gain and Net Change in Unrealized Appreciation (Depreciation) on Investments for the years ended December 31, 2015, 2014 and 2013 was as follows (dollars in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014	2013
Net realized gain (loss) from investments
Control investments	$(51)	$(79)	$—
Affiliate investments	276	7,785	855
Non-control/non-affiliate investments	(579)	1,688	3,111
Total net realized gain/(loss) from investments	(354)	9,394	3,966
Net realized gain from total return swap	—	14,552	14,641
Net change in unrealized appreciation (depreciation) on investments
Control investments	19,841	10,854	—
Affiliate investments	(68,777)	(10,858)	3,344
Non-control/non-affiliate investments	(53,652)	(24,529)	4,909
Total net change in unrealized appreciation (depreciation) on investments	(102,588)	(24,533)	8,253
Net change in unrealized appreciation (depreciation) on total return swap	—	(3,180)	2,792
Net realized and unrealized gain (loss) on investments and total return swap before non-controlling interests and deferred income taxes	(102,942)	(3,767)	29,652
Net change in unrealized depreciation attributable to non-controlling interests	(2,527)	(660)	—
Net deferred income tax benefit on unrealized appreciation of investments	(634)	(2,388)	—
Net realized and unrealized gain (loss) on investments and total return swap	$(106,103)	$(6,815)	$29,652

Net realized gain/(loss) and change in unrealized appreciation (depreciation) on investments resulted in a net loss of $(102.9) million for the year ended December 31, 2015 compared to a net loss of $(15.1) million and a net gain of $12.2 million, respectively, for the same periods in 2014 and 2013. We look at net realized gains and change in unrealized appreciation (depreciation) together as movement in unrealized appreciation or depreciation can be the result of realizations.

The net loss for the year ended December 31, 2015 was primarily driven by unrealized depreciation of $(65.7) million across the portfolio of Collateralized Securities investments. The depreciation of the Collateralized Securities investments was due to the overall decreased liquidity in the market for this investment class and a decline in the market values of the collateral loans underlying these securities. In addition, we had depreciation of $(41.3) million across the first lien loan portfolio which was driven by the overall declines in the broadly syndicated loan market. In total, we sold or repaid $678.2 million of assets during the year ended December 31, 2015.

In addition to the net loss of $(102.9) million from net realized gain/(loss) and change in unrealized appreciation on investments, there were additional losses of $(2.5) million and $(0.6) million pertaining to non-controlling interests and deferred income taxes on the unrealized appreciation of control investments for the year ended December 31, 2015.
Net realized gain and change in unrealized appreciation (depreciation) on investments resulted in a net loss of $(15.1) million for the year ended December 31, 2014 compared to a net gain of $12.2 million for the same period in 2013. We look at net realized gains and change in unrealized appreciation (depreciation) together as movement in unrealized appreciation or depreciation can be the result of realizations.

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

In addition to the net loss of $(15.1) million from net realized gain and change in unrealized appreciation/(depreciation) on investments, there were additional losses of $(0.7) million and $(2.4) million pertaining to non-controlling interests and deferred income taxes on the unrealized appreciation of control investments for the year ended December 31, 2014.

The net gain of $12.2 million for the year ended December 31, 2013 was driven by the $8.3 million in unrealized appreciation across the portfolio along with $4.0 million of realized gains. Total asset sales or repayments for the year ended December 31, 2013 were $270.0 million.

Net Realized Gain and Net Change in Unrealized Appreciation on Total Return Swap

Net realized gain and change in unrealized appreciation on the total return swap resulted in a net gain of $11.4 million for the year ended December 31, 2014 compared to a net gain of $17.4 million for the same period 2013. We look at net realized gains and change in unrealized appreciation (depreciation) together as movement in unrealized appreciation or depreciation can be the result of realizations.

The TRS was terminated on June 27, 2014 and as a result, we did not hold the TRS during the year ended December 31, 2015.

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

Changes in Net Assets from Operations

For the year ended December 31, 2015, we recorded a net increase in net assets resulting from operations of $8.1 million versus a net increase in net assets resulting from operations of $79.5 million for the year ended December 31, 2014. The decrease is primarily attributable to net unrealized depreciation on investments of $(102.6) million during the year ended December 31, 2015 which was driven by the overall market decline in broadly syndicated loan prices and unrealized depreciation across the portfolio of Collateralized Securities due to decreased liquidity in the market for this asset class and a decline in the market values of the collateral loans underlying these securities. The decrease was partially offset by an increase of $27.8 million in net investment income during the year ended December 31, 2015 as compared to the prior year due to an increased average investment level during the year. Based on the weighted average shares of common stock outstanding for the periods ended December 31, 2015 and 2014, respectively, our per share net increase in net assets resulting from operations was $0.05 for the year ended December 31, 2015, versus a net increase in net assets resulting from operations of $0.65 for the year ended December 31, 2014.

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

Cash Flows

For the year ended December 31, 2015, net cash used in operating activities was $344.8 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows used in operating activities for the year ended December 31, 2015 was primarily due to $1.2 billion for purchases of investments partially offset by cash provided by operating activities of $0.7 billion for sales and repayments of investments, $6.0 million from a increase in unsettled trades payable, and $8.1 million from a net increase in net assets from operations. The purchase and sales activity was driven by the increase in investment activity resulting from the equity capital raising and borrowings on our credit facilities.

Net cash provided by financing activities of $288.3 million during the year ended December 31, 2015 primarily related to net proceeds from the issuance of common stock of $165.5 million and net proceeds from the Wells Fargo Credit Facility, the Deutsche Bank Credit Facility, Citi Credit Facility, and the UBS Credit Facility of $357.8 million. These inflows were partially offset by principal repayments on debt of $232.8 million and payments of stockholder distributions of $78.0 million. Consistent with the increase in investment activity, the proceeds from the issuance of common stock are the result of our increasing equity raise capabilities.

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

Recent Developments

On February 9, 2016, we and ARC Advisory Services, LLC (“ARC Advisory”), a wholly-owned subsidiary of our Adviser, entered into an agreement pursuant to which ARC Advisory provides us with administrative services necessary for our operation (the “ARC Administration Agreement”). Pursuant to the ARC Administration Agreement, ARC Advisory provides us with, among other things, office facilities, equipment, clerical, bookkeeping and record keeping services. In addition, ARC Advisory assists us in determining and publishing our net asset value and the filing of our tax returns. We will reimburse ARC Advisory for the costs and expenses incurred by ARC Advisory in performing its obligations pursuant to the ARC Administration Agreement.

On March 8, 2016, our board of directors amended our SRP. We will begin to make tender offers on a semi-annual basis, instead of on a quarterly basis as was done previously. We will continue to limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% at each semi-annual tender offer. In addition, in the event of a stockholder’s death or disability, any repurchases of shares made in connection with a stockholder’s death or disability may be included within the overall limitation imposed on tender offers during the relevant redemption period, which provides that we may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock we are able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period.

From January 1, 2016 to March 9, 2016, the Company has issued 1.7 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the
DRIP were $15.6 million

In January 2016, AR Global became the successor business to AR Capital, LLC and became the parent of the
Company's current Sponsor.

RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided us with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Company's sponsor.

On February 10, 2016, AR Global received written notice from ANST, the Company's transfer agent and an affiliate of the Company's Former Dealer Manager, that it would wind down operations by the end of the month. ANST withdrew as the transfer agent effective February 29, 2016. Subsequently, effective February 26, 2016, we entered into a definitive agreement with our previous provider of sub-transfer agency services to provide us directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).

Liquidity and Capital Resources

We generate cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our continuous public offering. The Registration Statement offering for sale up to $1.5 billion of shares of our common stock (150.0 million shares at an initial offering price of $10.00 per share) (the "Offering"), was declared effective on January 27, 2011. On July 1, 2014, our registration statement on Form N-2 (File No. 333-193241) for our Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the Follow-on, our IPO terminated. Under the Follow-on, we can offer up to 101,100,000 shares of its common stock. As of December 31, 2015, we had issued 179.1 million shares of our common stock for gross proceeds of $1.9 billion including shares issued to the Sponsor and shares issued under the DRIP.

Our principal demands for funds in both the short-term and long-term are for portfolio investments, for the payment of operating expenses, distributions to our investors, repurchases under our share repurchase program, and for the payment of principal and interest on our outstanding indebtedness. We may also from time to time enter into other agreements with third parties whereby third parties will contribute to specific investment opportunities. Items other than investment acquisitions are expected to be met from a combination of the proceeds from the sale of common stock, cash flows from operations, and, during our IPO and Follow-on, reimbursements from the Adviser. We closed the Offering to new investments on April 30, 2015. In order to allow for associated processing time needed, our transfer agent accepted subscriptions in good order dated on or before April 30, 2015 and received no later than June 30, 2015.

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay the Expense Support Payment for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The purpose of the Expense Support Agreement was to reduce our offering and operating expenses to ensure that we were able to bear a reasonable level of expense in relation to our investment income. The Expense Support Payment for any month shall be paid to us by the Adviser in cash and/or offset against amounts due from us to the Adviser. Operating expenses subject to this agreement include expenses as defined by U.S. GAAP, including, without limitation, advisory fees payable and interest on indebtedness for such period, if any. As of December 31, 2015, the Adviser had made cumulative payments to us for $1.0 million of expenses pursuant to the Expense Support Agreement and none of the cumulative total is eligible for reimbursement. During the year ended December 31, 2015, the Adviser made no payments to us for expenses pursuant to the Expense Support Agreement. See Note 4 - Related Party Transactions and Arrangements - Expense Support Agreement - in our consolidated financial statements included in this report for additional information on this arrangement, including Expense Payments made by our Adviser pursuant to the terms of this agreement and the ability of the Adviser to be reimbursed for Expense Payments made to us.

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

We intend to conduct quarterly tender offers pursuant to its share repurchase program. Our board of directors will consider the following factors, among others, in making its determination regarding whether to cause us to offer to repurchase shares and under what terms:

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

We may limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its DRIP. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable period to repurchase shares. In addition, we limited the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares that we offer to repurchase may be less in light of the limitations noted above. We will offer to repurchase such shares on each date of repurchase at a price equal to BDCA’s net asset value per share as most recently disclosed on its quarterly report on Form 10-Q or annual report on Form 10-K. Our board of directors may amend, suspend, or terminate the repurchase program at any time upon 30 days’ notice. On March 8, 2016, our board of directors amended our stock repurchase program. See Note 18 to the consolidated financial statements for additional details.

Distributions

We have declared and paid cash distributions to our stockholders on a monthly basis since we commenced operations. As of December 31, 2015, the annualized yield for distributions declared was 7.78% based on our last public offering price of $11.15 per share. From time to time, we may also pay interim distributions at the discretion of our board of directors. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our IPO. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

The table below shows the components of the distributions we have declared and/or paid during the years ended December 31, 2015 and 2014. As of December 31, 2015, we had $13.2 million of distributions accrued and unpaid.

	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014
Distributions declared	$149,619	$106,299
Distributions paid	$147,992	$99,290
Portion of distributions paid in cash	$77,959	$50,721
Portion of distributions paid in DRIP shares	$70,025	$48,569

We may fund our cash distributions to stockholders from any sources of funds available to us including expense payments from our Adviser that are subject to reimbursement to it as well as offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. Prior to June 30, 2012, a substantial portion of our distributions resulted from Expense Support Payments made by our Adviser that are subject to reimbursement by us within three years from the date such payment obligations were incurred. The purpose of this arrangement could be to avoid such distributions being characterized as returns of capital for GAAP or tax purposes. Despite this, we may still have distributions which could be characterized as a return of capital for tax purposes. During the year ended December 31, 2015, $16.3 million of our distributions was characterized as return of capital for tax purposes. No portion of our distributions was characterized as a return of capital for tax purposes for the years ended December 31, 2014 and 2013. You should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. You should also understand that our future reimbursements of such Expense Support Payments will reduce the distributions that you would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. The Adviser has no obligation to make Expense Support Payments in future periods. No Expense Support Payments were made by our Adviser during the fiscal years ended December 31, 2015, December 31, 2014 and December 31, 2013.

The following table sets forth the distributions made during the years ended December 31, 2015, 2014, and 2013(dollars in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014	2013
Monthly distributions	$149,619	$106,299	$31,299
Total distributions	$149,619	$106,299	$31,299

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at December 31, 2015 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$263,087	$—	$263,087	$—	$—
Deutsche Bank Credit Facility (2)	—	—	—	—	—
Citi Credit Facility (3)	270,625	—	270,625	—	—
UBS Credit Facility (4)	210,000	—	—	—	210,000
Unsecured Notes (5)	98,526	—	—	98,526	—
Total contractual obligations	$842,238	$—	$533,712	$98,526	$210,000
______________

(1)	As of December 31, 2015, we had $136.9 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.

(2)	As of December 31, 2015, we had $60.0 million of unused borrowing capacity under the Deutsche Bank Credit Facility, subject to borrowing base limits.

(3)	As of December 31, 2015, we had $129.4 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.

(4)	As of December 31, 2015, we had no unused borrowing capacity under the UBS Credit Facility, subject to borrowing base limits.

(5)	As of December 31, 2015, we had no unused borrowing capacity under the Unsecured Notes.

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

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2015, the Company had unfunded commitments on delayed draw term loans of $48.7 million, unfunded commitments on revolver term loans of $18.9 million and unfunded equity commitments of $11.8 million. As of December 31, 2014, the Company had unfunded commitments on delayed draw term loans of $77.9 million and unfunded equity commitments of $17.7 million. The unfunded commitments are disclosed in the Company's Consolidated Schedule of Investments. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.

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

As of December 31, 2015, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 2.57% and fixed rate debt, bearing an interest rate of 6.00% with a total carrying value of $842.2 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points assuming that our current statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 25 Basis Points	0.95%
Base Interest Rate	—%
(+) 100 Basis Points	0.60%
(+) 200 Basis Points	4.46%

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making that assessment, management used the criteria based on the framework set forth in Internal Control-Integrated Framework 2014 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this annual report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 8, 2016, our board of directors amended our SRP. We will begin to make tender offers on a semi-annual basis, instead of on a quarterly basis as was done previously. We will continue to limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% at each semi-annual tender offer. In addition, in the event of a stockholder’s death or disability, any repurchases of shares made in connection with a stockholder’s death or disability may be included within the overall limitation imposed on tender offers during the relevant redemption period, which provides that we may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock we are able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.2	Administration Agreement, dated as of February 9, 2016, between the Company and ARC Advisory Services, LLC (filed herewith).

10.3
Amended and Restated Fund Administration Servicing Agreement by and between the Company and U.S. Bancorp Fund Services, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report filed on April 17, 2015 and herein incorporated by reference).

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

10.10
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

Exhibit No.	Description
10.12
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

10.15
Confirmation Letter Agreement by and between 405 TRS I, LLC and Citibank, N.A., amended and restated as of October 15, 2013 (previously filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 13, 2013 and herein incorporated by reference).

10.16
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

10.17
Sale and Contribution Agreement dated February 21, 2014 between Business Development Corporation of America, as Seller and BDCA 2L Funding I, LLC, as Purchaser (previously filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K filed on March 19, 2014 and herein incorporated by reference).

10.18
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

10.20
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

10.21
Account Control Agreement, dated as of June 27, 2014, by and between BDCA-CB Funding, LLC, as pledger, U.S. Bank National Association as collateral agent and securities intermediary(previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2014 and herein incorporated by reference).

10.22
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

10.23
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
10.26
Amendment No. 4 to Loan and Servicing Agreement, dated as of June 30, 2014 (as amended), by and among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, and U.S. Bank National Association (previously filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed on August 14, 2014 and herein incorporated by reference).

10.27
Master Loan Purchase Agreement, dated as of April 7, 2015 between BDCA Helvetica Funding, Ltd. and Business Development Corporation of America (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2015 and herein incorporated by reference).

10.28
Indenture, dated as of April 7, 2015, by and between BDCA Helvetica Funding, Ltd. and U.S. Bank National Association as trustee (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 7, 2015 and herein incorporated by reference).

10.29
Subscription Agreement, dated as of April 7, 2015, between BDCA Helvetica Funding, Ltd., Business Development Corporation of America (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 7, 2015 and herein incorporated by reference).

10.30
Rule 144A Global Class A Notes and Regulation S Global Class A Notes (included in Exhibit A to Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed on April 7, 2015 and herein incorporated by reference).

10.31
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

10.37
Form of Indemnification Agreement (previously filed as exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed on May 4, 2015 and herein incorporated by reference).

11	Computation of Per Share Earnings (included in the notes to the audited consolidated financial statements contained in this report).

14	Code of Ethics (previously filed as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, filed on May 4, 2015 and herein incorporated by reference).

21	Subsidiaries of the Registrant (filed herewith).

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

Exhibit No.	Description
99.1	Kahala Ireland Opco Limited Consolidated Financial Statements for the years ended December 31, 2015 and December 31, 2014 (filed herewith).
c. Consolidated Financial Statement Schedules
Separate Financial Statements of Subsidiaries Not Consolidated:
Consolidated Financial Statements for Kahala Ireland Opco Limited’s years ended December 31, 2015 and December 31, 2014 are attached as Exhibit 99.1 hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of March 2016.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
By: /s/ Peter M. Budko Name: Peter M. Budko Title: Chief Executive Officer and Chairman of the Board of Directors
* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter M. Budko Peter M. Budko	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 9, 2016
/s/ Corinne D. Pankovcin Corinne D. Pankovcin	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 9, 2016
/s/ Edward M. Weil, Jr. Edward M. Weil, Jr.	Director	March 9, 2016
/s/ Edward G. Rendell Edward G. Rendell	Independent Director	March 9, 2016
/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	March 9, 2016
/s/ Randolph C. Read Randolph C. Read	Independent Director	March 9, 2016

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Business Development Corporation of America:

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Business Development Corporation of America (and subsidiaries) (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2015 and 2014, by correspondence with the custodian, portfolio companies or agents. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Business Development Corporation of America (and subsidiaries) as of December 31, 2015 and 2014, and the results of their operations, changes in net assets and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
March 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Business Development Corporation of America

We have audited the accompanying consolidated statement of operations, changes in net assets, and cash flows of Business Development Corporation of America (a Maryland corporation) and subsidiaries (the “Company”) for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Business Development Corporation of America and subsidiaries for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 18, 2014

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands except share and per share data)

	December 31,
	2015	2014
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $282,567 and $77,986, respectively)	$306,382	$88,841
Affiliate Investments, at fair value (amortized cost of $439,141 and $513,185, respectively)	362,984	505,806
Non-affiliate Investments, at fair value (amortized cost of $1,707,195 and $1,340,855, respectively)	1,641,915	1,322,344
Investments, at fair value (amortized cost of $2,428,903 and $1,932,026, respectively)	2,311,281	1,916,991
Cash and cash equivalents	150,412	206,872
Receivable for unsettled trades	1,404	33,746
Interest receivable	22,772	22,464
Deferred credit facility financing costs, net	7,530	4,411
Prepaid expenses and other assets	4,886	1,792
Due from affiliate	—	1,666
Total assets	$2,498,285	$2,187,942

LIABILITIES
Revolving credit facility	$743,712	$618,712
Unsecured notes payable	98,526	—
Stockholder distributions payable	13,213	11,587
Management fees payable	9,532	7,981
Subordinated income incentive fees payable	—	2,736
Accounts payable and accrued expenses	8,486	6,742
Payable for unsettled trades	6,683	685
Interest and credit facility fees payable	6,507	3,386
Payable for common stock repurchases	924	672
Due to affiliate	197	—
Directors fees payable	20	18
Total liabilities	$887,800	$652,519
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 shares authorized, 179,142,028 and 157,534,040 shares issued and outstanding, respectively	179	157
Additional paid in capital	1,737,893	1,544,584
Accumulated under / (over) distributed net investment income	(7,656)	7,710
Accumulated under distributed realized gains	(3,405)	(539)
Net unrealized depreciation	(120,645)	(18,082)
Total Business Development Corporation of America net assets	1,606,366	1,533,830
Non-controlling interest	4,119	1,593
Total net assets	1,610,485	1,535,423

Total liabilities and net assets	$2,498,285	$2,187,942

Net asset value per share	$8.97	$9.74

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014	2013
Investment income:
Interest from investments
Control investments	$18,451	$5,076	$55
Affiliate investments	38,781	39,510	5,829
Non-control/Non-affiliate investments	128,339	83,172	23,632
Total interest from investments	185,571	127,758	29,516
Interest from cash and cash equivalents	58	25	7
Total interest income	185,629	127,783	29,523
Other income	10,217	10,498	1,870
Total investment income	195,846	138,281	31,393

Operating expenses:
Management fees	35,994	24,926	6,555
Subordinated income incentive fees	10,145	9,929	6,377
Capital gains incentive fees	—	(2,664)	2,444
Interest and credit facility financing expenses	26,467	11,057	2,248
Professional fees	6,777	5,956	1,723
Other general and administrative	4,590	3,060	171
Administrative services	966	770	318
Insurance	210	221	223
Directors fees	75	74	69
Expenses before expense waivers	85,224	53,329	20,128
Waiver of management and incentive fees	(3,534)	(1,335)	(1,827)
Total expenses net of expense waivers	81,690	51,994	18,301

Net investment loss attributable to noncontrolling interests	—	(68)	—

Net investment income	114,156	86,355	13,092

Realized and unrealized gain (loss) on investments and total return swap:
Net realized gain (loss) from investments
Control investments	(51)	(79)	—
Affiliate investments	276	7,785	855
Non-control/non-affiliate investments	(579)	1,688	3,111
Total net realized gain/(loss) from investments	(354)	9,394	3,966
Net realized gain from total return swap	—	14,552	14,641
Net change in unrealized appreciation (depreciation) on investments
Control investments	19,841	10,854	—
Affiliate investments	(68,777)	(10,858)	3,344
Non-control/non-affiliate investments	(53,652)	(24,529)	4,909
Total net change in unrealized appreciation (depreciation) on investments	(102,588)	(24,533)	8,253
Net change in unrealized appreciation (depreciation) on total return swap	—	(3,180)	2,792

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014	2013
Net realized and unrealized gain (loss) on investments and total return swap before non-controlling interests and deferred income taxes	(102,942)	(3,767)	29,652
Net change in unrealized depreciation attributable to non-controlling interests	(2,527)	(660)	—

Net deferred income tax expense on unrealized appreciation of investments	(634)	(2,388)	—

Net realized and unrealized gain (loss) on investments and total return swap	(106,103)	(6,815)	29,652

Net increase (decrease) in net assets resulting from operations	$8,053	$79,540	$42,744

Per share information - basic and diluted
Net investment income	$0.66	$0.71	$0.36
Net increase in net assets resulting from operations	$0.05	$0.65	$1.17
Weighted average shares outstanding	172,208,186	122,154,778	36,390,524

The accompanying notes are an integral part of these consolidated financial statements.
BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014	2013
Operations:
Net investment income	$114,156	$86,355	$13,092
Net realized gain/(loss) from investments	(354)	9,394	3,966
Net realized gain from total return swap	—	14,552	14,641
Net change in unrealized appreciation (depreciation) on investments	(102,588)	(24,533)	8,253
Net change in unrealized appreciation (depreciation) on total return swap	—	(3,180)	2,792
Net change in unrealized depreciation on minority interest	(2,527)	(660)	—
Net deferred income tax expense on unrealized appreciation of investments	(634)	(2,388)	—
Net increase in net assets from operations	8,053	79,540	42,744
Stockholder distributions:
Distributions from net investment income	(130,846)	(86,355)	(13,092)
Distributions from net realized gain from investments and total return swap	(2,509)	(19,944)	(18,207)
Return of capital	(16,264)	—	—
Net decrease in net assets from stockholder distributions	(149,619)	(106,299)	(31,299)
Capital share transactions:
Issuance of common stock, net of issuance costs	165,527	888,579	466,008
Reinvestment of stockholder distributions	70,033	48,569	11,142
Repurchases of common stock	(21,459)	(4,462)	(1,377)
Net increase in net assets from capital share transactions	214,101	932,686	475,773
Total increase in Business Development Corporation of America net assets	72,535	905,927	487,218
Increase in non-controlling interest	2,527	1,593	—
Total increase in net assets	75,062	907,520	487,218
Net assets at beginning of year	1,535,423	627,903	140,685
Net assets at end of year	$1,610,485	$1,535,423	$627,903

Net asset value per common share	$8.97	$9.74	$9.86
Common shares outstanding at end of year	179,142,028	157,534,040	63,671,644

Accumulated under / (over) distributed net investment income	$(7,656)	$7,710	$(509)
Accumulated under distributed realized gains	$(3,405)	$(539)	$3,966
______________

The accompanying notes are an integral part of these consolidated financial statements.

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014	2013
Operating activities:
Net increase in net assets from operations	$8,053	$79,540	$42,744
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Paid-in-kind interest income	(19,904)	(2,896)	(807)
Net accretion of discount on investments	(5,231)	(2,830)	(672)
Amortization of deferred financing costs	2,577	1,186	344
Sales and repayments of investments	678,166	1,284,029	270,038
Purchase of investments	(1,150,263)	(2,514,658)	(815,944)
Net realized (gain)/loss from investments	354	(9,394)	(3,966)
Net unrealized (appreciation) depreciation on investments	102,588	24,533	(8,253)
Net unrealized appreciation on total return swap	—	3,180	(2,792)
(Increase) decrease in operating assets:
Cash collateral on deposit with custodian	—	76,874	(57,716)
Interest receivable	(308)	(14,937)	(6,315)
Dividend receivable	—	738	(738)
Receivable due on total return swap	—	4,053	(2,766)
Prepaid expenses and other assets	(3,094)	(789)	(768)
Receivable for unsettled trades	32,342	2,412	(24,245)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	5,998	(66,318)	57,203
Management and incentive fees payable	(1,185)	2,649	7,164
Interest and credit facility fees payable	3,121	2,671	522
Accounts payable and accrued expenses	1,744	6,143	407
Payable for common stock repurchases	252	584	(88)
Directors fees payable	2	18	—
Net cash used in operating activities	(344,788)	(1,123,212)	(546,648)

Financing activities:
Proceeds from issuance of shares of common stock, net	165,527	888,579	466,007
Repurchases of common stock	(21,459)	(4,462)	(1,377)
Decrease (increase) in deferred offering costs receivable	3,274	(2,017)	2,047
Proceeds from revolving credit facility	357,830	543,026	128,500
Payments on revolving credit facility	(232,830)	(57,000)	(29,720)
Proceeds from unsecured notes	98,526	—	—
Payments of financing cost	(5,696)	(3,319)	(1,887)
Payments to (proceeds from) affiliate	(1,411)	1,410	(1,505)
Stockholder distributions	(77,959)	(50,721)	(16,602)
Increase in non-controlling interest	2,526	1,593	—
Net cash provided by financing activities	288,328	1,317,089	545,463

Net increase (decrease) in cash and cash equivalents	(56,460)	193,877	(1,185)
Cash and cash equivalents, beginning of year	206,872	12,995	14,180
Cash and cash equivalents, end of year	$150,412	$206,872	$12,995
Supplemental information:
Interest paid during the period	$20,612	$7,305	$1,381
Taxes, including excise tax, paid during the period	$257	$174	$5
Supplemental non-cash information:
Payable for common stock repurchases	$924	$672	$88
DRIP distribution payable	$5,989	$5,735	$2,074
Cash distribution payable	$7,224	$5,852	$2,504
DRIP distribution paid	$70,025	$48,569	$11,142

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets

Senior Secured First Lien Debt - 87.3% (b)
Ability Networks Inc. (aa)	Health Care Providers & Services	L+5.00% (6.00%), 5/14/2021	$8,848	$8,817	$8,715	0.5%
Adams Publishing Group, LLC	Media	L+6.75% (7.75%), 11/3/2020	19,013	18,643	18,640	1.2%
AM General LLC (aa)	Aerospace & Defense	L+9.00% (10.25%), 3/22/2018	5,250	4,899	4,253	0.3%
Amports, Inc. (ab)	Transportation Infrastructure	L+8.00% (9.00%), 5/19/2020	15,000	14,918	14,877	0.9%
Amteck, LLC (z) (aj) (aq)	Commercial Services & Supplies	L+8.50% (9.50%), 7/2/2020	24,688	24,298	24,226	1.5%
Answers Corporation (z) (aa)	Internet Software & Services	L+5.25% (6.25%), 10/3/2021	34,650	33,645	23,216	1.4%
AP Gaming I, LLC (z) (aa)	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 12/21/2020	30,667	30,407	29,516	1.8%
Aperture Group LLC (fka OH Acquisition, LLC)	Diversified Financial Services	L+6.25% (7.25%), 8/29/2019	7,406	7,379	7,335	0.5%
Applied Merchant Systems West Coast, Inc. (aj)	Diversified Financial Services	L+11.50% (12.50%), 10/26/2020	20,500	20,297	20,021	1.2%
Ascensus, Inc. (ar)	IT Services	L+4.50%, (5.50%), 12/3/2022	16,941	15,931	15,755	1.0%
Asurion	IT Services	L+3.75% (5.00%), 5/24/2019	19,449	18,689	18,179	1.1%
Avaya, Inc. Term Loan B-3 (aa)	Communications Equipment	L+4.50% (4.82%), 10/26/2017	1,500	1,339	1,155	0.1%
Avaya, Inc. Term Loan B-6 (aa)	Communications Equipment	L+5.50% (6.50%), 3/31/2018	8,457	8,465	6,345	0.4%
Avaya, Inc. Term Loan B-7 (z) (aa)	Communications Equipment	L+5.25% (6.25%), 5/29/2020	9,911	9,822	6,847	0.4%
AxleTech International, LLC (z)	Machinery	L+6.50% (7.50%), 1/5/2021	19,800	19,632	19,242	1.2%
Basho Technologies, Inc. (ai)	Software	13.00%, 3/9/2018	10,251	10,065	10,286	0.6%
Broder Bros, Co.	Distributors	L+5.75% (7.00%), 6/3/2021	7,455	7,308	7,296	0.5%
Broder Bros, Co.	Distributors	L+12.25% (13.50%), 6/3/2021	7,470	7,323	7,311	0.5%
Catapult Learning, LLC (z) (aj)	Diversified Investment Vehicles	L+8.10% (9.10%), 7/16/2020	27,500	27,000	26,959	1.7%
Central Security Group, Inc. (z) (aa)	Commercial Services & Supplies	L+5.25% (6.25%), 10/6/2020	18,315	18,094	17,674	1.1%
Chicken Soup for the Soul Publishing, LLC (z) (ab)	Media	L+6.00% (7.25%), 1/8/2019	29,550	29,326	29,533	1.8%
Clover Technologies Group, LLC (aa)	Commercial Services & Supplies	L+4.50% (5.50%), 5/8/2020	14,242	14,140	13,102	0.8%
ConvergeOne Holdings Corp. (aa)	Diversified Consumer Services	L+5.00% (6.00%), 6/17/2020	16,771	16,654	16,687	1.0%
Danish CRJ LTD. (a) (p)	Aerospace & Defense	13.50%	20	20	20	—%
DigiCert, Inc	Internet Software & Services	L+5.00% (6.00%), 10/21/2021	11,000	10,679	10,670	0.7%
Doskocil Manufacturing Company, Inc.	Household Durables	L+8.70% (9.70%), 11/10/2020	15,000	14,745	14,738	0.9%
Eagle Rx, LLC (z)	Health Care Providers & Services	L+6.00% (7.00%), 8/15/2019	15,519	15,462	15,613	1.0%
ECI Acquisition Holdings, Inc. (k) (z)	Internet Software & Services	L+6.25% (7.25%), 3/11/2019	12,874	12,832	12,680	0.8%
Emergency Communications Network, LLC (aj)	Internet Software & Services	L+8.25% (9.25%), 6/12/2021	19,900	19,629	19,387	1.2%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
ERG Holding Company (z) (ad)	Health Care Providers & Services	L+6.75% (8.00%), 4/4/2019	$17,177	$16,937	$16,808	1.0%
Excelitas Technologies Corp. (aa)	Electronic Equipment, Instruments & Components	L+5.00% (6.00%), 11/2/2020	13,903	13,843	12,252	0.8%
GEM Holdings Group, LLC (z)	Hotels, Restaurants & Leisure	L+9.00% (10.00%), 11/22/2020	16,004	15,963	16,158	1.0%
GK Holdings, Inc. (aa)	Professional Services	L+5.50% (6.50%), 1/20/2021	3,960	3,926	3,881	0.2%
Greenwave Holdings, Inc.	Internet Software & Services	13.00%, 7/8/2019	15,183	15,033	14,884	0.9%
GTCR Valor Companies, Inc. (z) (aa)	Software	L+5.00% (6.00%), 5/30/2021	32,570	31,963	32,245	2.0%
Hanna Anderson, LLC (z) (an)	Specialty Retail	L+7.25% (8.25%), 4/21/2019	14,824	14,724	14,720	0.9%
Icynene US Acquisition Corp. (h) (z) (ac) (aj)	Building Products	L+6.25% (7.25%), 11/4/2020	23,820	23,435	23,620	1.5%
ILC Dover LP (z)	Aerospace & Defense	L+7.00% (8.00%), 3/20/2020	14,344	14,293	13,142	0.8%
InMotion Entertainment Group, LLC (z) (ae)	Specialty Retail	L+7.75% (9.00%), 10/1/2018	15,230	15,044	15,278	0.9%
Integrity Nutraceuticals, Inc. (e) (o) (t) (z) (ab) (ai)	Food Products	L+12.50% (13.50%), 4/28/2019	41,732	41,120	29,731	1.8%
IPC Corp. (aa)	Diversified Telecommunication Services	L+4.50% (5.50%), 8/6/2021	6,948	6,916	6,519	0.4%
Jackson Hewitt, Inc. (aa)	Diversified Consumer Services	L+7.00% (8.00%), 7/30/2020	7,000	6,884	6,694	0.4%
Jefferson Gulf Coast Energy Partners LLC (aj)	Transportation Infrastructure	L+7.50% (11.00%), 2/27/2018	17,775	17,692	15,998	1.0%
K&N Engineering, Inc. (z)	Specialty Retail	L+4.25% (5.25%), 7/11/2019	4,975	4,953	4,802	0.3%
K2 Pure Solutions NoCal, L.P. (z)	Chemicals	L+7.00% (8.00%), 8/19/2019	9,625	9,507	9,341	0.6%
Kahala Ireland OpCo Limited (a) (o) (ai)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	170,281	170,281	170,281	10.7%
Kahala US OpCo LLC (o) (ai)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	2,604	2,604	2,604	0.2%
Land Holdings I, LLC (aj)	Hotels, Restaurants & Leisure	12.00%, 6/26/2019	30,000	29,580	30,820	1.9%
Liquidnet Holdings, Inc. (a) (z) (aa)	Capital Markets	L+6.75% (7.75%), 5/22/2019	6,190	6,158	5,973	0.4%
MCS AMS Sub-Holdings LLC (aa)	Real Estate Management & Development	L+6.50% (7.50%), 10/15/2019	13,031	12,727	10,555	0.7%
Motion Recruitment Partners, LLC (l) (z)	Professional Services	L+6.00% (7.00%), 2/13/2020	18,625	18,261	18,198	1.1%
Motorsports Aftermarket Group, Inc. (z) (aa)	Auto Components	L+4.00% (5.00%), 5/14/2021	26,579	24,867	17,941	1.1%
National Technical Systems, Inc. (v) (z)	Professional Services	L+6.00% (7.00%), 6/12/2021	19,950	19,769	19,707	1.2%
NexSteppe Inc. (ai)	Chemicals	13.00%, 3/30/2018	10,232	9,704	9,705	0.6%
Noosa Acquirer, Inc. (z) (aj)	Food Products	L+5.25% (6.25%), 11/21/2020	25,000	24,694	25,136	1.6%
North Atlantic Trading Company, Inc. (z) (aa)	Food Products	L+6.50% (7.75%), 1/13/2020	17,847	17,810	17,624	1.1%
Orchid Underwriters Agency, LLC (af) (aj)	Insurance	10.00%, 11/6/2019	14,768	14,598	14,538	0.9%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Otter Box Holdings, Inc. (aa)	Electronic Equipment, Instruments & Components	L+4.75% (5.75%), 6/3/2020	$15,673	$15,394	$14,850	0.9%
PeopLease Holdings, LLC (d) (z) (ai)	Commercial Services & Supplies	L+13.00% (14.00%), 12/26/2018	10,000	9,880	10,483	0.7%
PGX Holdings, Inc. (z) (aa)	Transportation Infrastructure	L+4.75% (5.75%), 9/29/2020	13,892	13,801	13,753	0.9%
Plaskolite	Chemicals	L+4.75% (5.75%), 11/3/2022	7,000	6,931	6,930	0.4%
Premier Dental Services, Inc. (z) (aa)	Health Care Providers & Services	L+5.00% (6.00%), 11/1/2018	22,488	22,415	19,452	1.2%
Pre-Paid Legal Services, Inc. (aa)	Diversified Consumer Services	L+5.25% (6.50%), 7/1/2019	11,896	11,940	11,784	0.7%
Pride Plating, Inc. (z)	Aerospace & Defense	L+5.50% (6.50%), 6/13/2019	9,619	9,562	9,375	0.6%
PSKW Intermediate	Health Care Providers & Services	L+4.25% (5.25%), 11/25/2021,	2,250	2,228	2,227	0.1%
PSKW Intermediate	Health Care Providers & Services	L+8.42% (9.42%), 11/25/2021	17,750	17,401	17,572	1.1%
Pure Barre, LLC (z) (aj) (al)	Hotels, Restaurants & Leisure	L+7.00% (8.00%), 6/11/2020	29,850	29,385	29,453	1.8%
RedPrairie Corp. (aa)	Software	L+5.00% (6.00%), 12/21/2018	17,946	17,517	15,897	1.0%
Resco Products, Inc. (z)	Metals & Mining	L+6.25% (6.58%), 9/7/2016	10,000	9,962	9,741	0.6%
RVNB Holdings, Inc. (dba All My Sons Moving & Storage) (f) (z)	Diversified Consumer Services	L+7.75% (8.75%), 2/25/2020	23,536	23,145	22,974	1.4%
Sage Automotive Holdings, Inc. (aa)	Auto Components	L+5.00% (6.00%), 10/8/2020	7,356	7,283	7,338	0.5%
SHO Holding II Corporation	Specialty Retail	L+5.00% (6.00%), 10/27/2022	12,000	11,881	11,880	0.7%
Squan Holding Corp. (n) (z) (aj)	Diversified Telecommunication Services	L+8.75% (9.75%), 10/10/2019	22,249	21,931	21,399	1.3%
STG-Fairway Acquisitions, Inc. (aa)	Professional Services	L+5.25% (6.25%), 6/30/2022	13,359	13,170	13,009	0.8%
SunGard Availability Services Capital, Inc. (aa)	IT Services	L+5.00% (6.00%), 3/31/2019	8,827	8,767	7,624	0.5%
Taqua, LLC (ai)	Wireless Telecommunication Services	L+13.50%, 7/31/2019	13,300	13,109	12,933	0.8%
Tax Defense Network, LLC (j) (z) (aj)	Diversified Consumer Services	L+7.50% (8.50%), 8/28/2019	26,117	25,726	25,886	1.6%
The Tennis Channel Holdings, Inc. (ab) (ai)	Media	L+8.50% (8.88%), 5/29/2017	16,031	15,852	16,000	1.0%
Total Outdoor Holdings Corp.	Media	L+11.00% (12.00%), 8/28/2019	13,000	12,809	13,271	0.8%
Transportation Insight, LLC (z) (aj)	Air Freight & Logistics	L+5.50% (6.50%), 9/30/2019	21,049	20,801	20,495	1.3%
Trojan Battery Company, LLC	Auto Components	L+4.75% (5.75%), 6/12/2021	10,093	10,013	9,941	0.6%
Turning Tech LLC (z) (aj) (am)	Software	L+8.75% (9.08%), 6/30/2020	26,250	25,814	25,772	1.6%
Twenty Eighty, Inc. (fka Miller Heiman, Inc.)	Media	L+5.75% (6.75%), 9/30/2019	19,645	19,153	17,287	1.1%
United Central Industrial Supply Company, LLC (z) (aa)	Commercial Services & Supplies	L+6.25% (7.50%), 10/9/2018	8,730	8,651	6,111	0.4%
VetCor Professional Practices LLC (m) (z)	Diversified Consumer Services	L+6.00% (7.00%), 4/20/2021	13,197	13,078	12,998	0.8%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Sub Total Senior Secured First Lien Debt				$1,461,343	$1,405,868	87.3%

Senior Secured Second Lien Debt - 21.7% (b)
Ability Networks Inc. (ab)	Health Care Providers & Services	L+8.25% (9.25%), 5/16/2022	$12,050	$11,954	$11,809	0.7%
Appriss Holdings, Inc. (aj)	IT Services	L+8.25% (9.25%), 5/21/2021	19,650	19,398	19,337	1.2%
Asurion LLC	IT Services	L+7.50% (8.50%), 3/3/2021	10,000	9,156	8,475	0.5%
Boston Market Corporation (ab) (aj)	Hotels, Restaurants & Leisure	L+7.63% (8.63%), 12/16/2018	24,601	24,365	24,599	1.5%
BrandMuscle Holdings Inc.	Internet Software & Services	L+8.50% (9.50%), 6/1/2022	32,000	31,368	31,360	1.9%
Cayan Holdings (aj)	IT Services	L+8.50% (9.50%), 3/24/2022	20,000	19,517	19,550	1.2%
CIG Financial, LLC (a) (ah) (aj)	Consumer Finance	10.50%, 6/30/2019	15,000	14,895	14,321	0.9%
CPX Interactive Holdings, LP (ai)	Media	L+10.00% (13.00%), 3/26/2018	20,618	19,785	17,660	1.1%
CREDITCORP (ab)	Consumer Finance	12.00%, 7/15/2018	13,250	13,199	8,596	0.5%
Epic Health Services, Inc. (aj)	Health Care Providers & Services	L+8.25% (9.25%), 8/17/2021	12,333	12,172	12,137	0.8%
High Ridge Brands Co. (ab) (aj)	Personal Products	L+8.50% (9.50%), 4/11/2020	22,500	22,259	22,434	1.5%
Interblock USA L.C. (ab) (aj)	Electronic Equipment, Instruments & Components	L+8.75% (9.75%), 3/28/2018	23,000	22,741	22,351	1.5%
J. C. Bromac Corporation (dba EagleRider, Inc.) (aj) (ap)	Hotels, Restaurants & Leisure	L+9.00% (10.00%), 8/11/2019	14,975	14,817	14,958	0.9%
K&N Engineering, Inc. (ab)	Specialty Retail	L+8.63% (9.63%), 7/11/2020	13,000	12,779	12,417	0.8%
Linc Energy Finance USA, Inc. (e) (t) (ab)	Oil, Gas & Consumable Fuels	12.50%, 10/31/2017	9,000	8,914	1,475	0.1%
NCP Finance Limited Partnership (aa) (ab)	Consumer Finance	L+9.75% (11.00%), 10/1/2018	17,599	17,485	16,367	1.0%
Prime Security Services Borrower, LLC (aa)	Commercial Services & Supplies	L+8.75% (9.75%), 7/1/2022	12,500	12,325	11,813	0.7%
Rx30 HoldCo, Inc. (aj)	HealthCare Technology	L+8.25% (9.25%), 6/15/2022	11,500	11,288	11,242	0.7%
Sage Automotive Holdings, Inc. (aj)	Auto Components	L+8.00% (9.00%), 10/8/2021	13,000	12,892	12,740	0.8%
Schulman Associates Institutional Review Board, Inc. (aj)	Life Sciences Tools & Services	L+8.00% (9.00%), 6/3/2021	17,000	16,716	16,292	1.0%
Stratose Intermediate Holdings II, LLC (aj)	HealthCare Providers & Services	L+9.50% (10.50%), 12/30/2021	10,000	9,908	9,900	0.6%
U.S. Auto (aj)	Diversified Consumer Services	L+10.50% (11.50%), 6/8/2020	30,000	29,532	29,205	1.8%
Sub Total Senior Secured Second Lien Debt				$367,465	$349,038	21.7%

Subordinated Debt - 5.7% (b)
Gold, Inc. (ab)	Textiles, Apparel & Luxury Goods	11.00%, 6/30/2019	$12,163	$12,028	$11,730	0.7%
Park Ave RE Holdings, LLC (d) (o) (ai)	Real Estate Management & Development	L+8.00% (13.00%), 12/29/2017	35,192	35,192	35,192	2.2%
Steel City Media (ai) (aj)	Media	14.00%, 3/29/2020	20,577	20,236	19,878	1.2%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Visionary Integration Professionals, LLC (ab) (ai)	IT Services	17.00%, 12/3/2018	$13,148	$12,386	$10,663	0.7%
Xplornet Communications, Inc. (a) (ai)	Diversified Telecommunication Services	13.00%, 10/25/2020	12,864	12,864	12,974	0.8%
Zimbra, Inc. (e) (t)	Software	12.00%, 7/10/2018	1,203	1,203	1,835	0.1%
Sub Total Subordinated Debt				$93,909	$92,272	5.7%

Collateralized Securities - 16.4% (b)
Collateralized Securities - Debt Investment
Fifth Street Senior Loan Fund I, LLC - 1A Class F (a) (p)	Diversified Investment Vehicles	L+7.50%, 1/19/2027	$10,728	$8,938	$8,523	0.5%
Collateralized Securities - Equity Investment
B&M CLO 2014-1, LTD. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	8.05%, 4/16/2026	$40,250	$25,816	$19,169	1.1%
CVP Cascade CLO, LTD. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	3.38%, 1/16/2026	31,000	15,193	11,114	0.7%
CVP Cascade CLO-2, LTD. Subordinated Notes (a) (e) (p) (ao)	Diversified Investment Vehicles	7/18/2026	35,250	19,014	12,216	0.8%
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	11.30%, 1/19/2027	31,575	26,739	23,566	1.5%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	3.77%, 1/15/2027	35,057	24,459	16,112	1.0%
MidOcean Credit CLO II, LLC (a) (p) (ao)	Diversified Investment Vehicles	11.87%, 1/29/2025	37,600	27,719	23,603	1.5%
MidOcean Credit CLO III, LLC (a) (p) (ao)	Diversified Investment Vehicles	11.96%, 7/21/2026	40,250	29,131	23,748	1.5%
MidOcean Credit CLO IV, LLC (a) (p) (ao)	Diversified Investment Vehicles	16.51%, 4/15/2027	21,500	17,649	14,212	0.9%
NewStar Arlington Senior Loan Program LLC Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	14.77%, 7/25/2025	31,603	27,200	24,461	1.5%
Ocean Trails CLO V, LTD. (a) (p) (ao)	Diversified Investment Vehicles	11.64%, 10/13/2026	40,518	31,488	25,957	1.6%
OFSI Fund VI, Ltd. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	7.63%, 3/20/2025	38,000	24,510	20,205	1.3%
Related Fee Agreements (a) (p) (s)	Diversified Investment Vehicles		—	13,805	12,674	0.8%
Silver Spring CLO, Ltd. (a) (e) (p) (ao)	Diversified Investment Vehicles	10/16/2026	31,500	22,286	12,269	0.8%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	8.28%, 5/1/2026	36,000	21,587	13,955	0.9%
Sub Total Collateralized Securities				$335,534	$261,784	16.4%

Equity/Other - 12.6% (b)

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant (e)	Software		306	$—	$16	—%
Basho Technologies, Inc. - Series G Senior Preferred Stock (e)	Software		$2,000	2,000	2,322	0.1%
Carlyle GMS Finance, Inc. (a) (i)	Diversified Investment Vehicles		$5,274	5,274	4,883	0.3%
CPX Interactive Holdings, LP - Series A Convertible Preferred Shares (e) (u)	Media	8.00%	$6,000	6,000	5,370	0.3%
CPX Interactive Holdings, LP - Warrants (e) (u)	Media		317	1,087	—	—%
Danish CRJ LTD. (a) (e) (p) (r)	Aerospace & Defense		$5	1	1,034	0.1%
Evolution Research Group - Preferred Equity (e)	Health Care Providers & Services	8.00%	$500	500	409	—%
Greenwave Holdings, Inc. - Series C Preferred Stock Warrant (e)	Internet Software & Services		172	—	—	—%
HIG Integrity Nutraceuticals (e) (o) (u)	Food Products		2	1,630	—	—%
Integrity Nutraceuticals (e) (o)	Food Products		25	—	—	—%
Kahala Ireland OpCo Limited - Common Equity (a) (e) (o) (y)	Aerospace & Defense		—	—	29,428	1.8%
Kahala Ireland OpCo Limited - Profit Participating Note (a) (e) (o) (y)	Aerospace & Defense		3,250	3,065	3,250	0.2%
Kahala US OpCo LLC (e) (o) (x)	Aerospace & Defense	13.00%	4,413	4,444	4,136	0.3%
MBLOX Inc. - Warrants (e)	Internet Software & Services		1,531	—	—	—%
NexSteppe Inc. Series C Preferred Stock Warrant (e)	Chemicals		177	500	447	—%
NMFC Senior Loan Program I, LLC (a) (p)	Diversified Investment Vehicles		$50,000	50,000	45,994	3.0%
Orchid Underwriters Agency, LLC - Preferred Shares (e) (u)	Insurance		5	500	684	—%
Orchid Underwriters Agency, LLC - Common Shares (e) (u)	Insurance		5	—	—	—%
Park Ave RE Holdings, LLC - Common Shares (e) (o) (w)	Real Estate Management & Development		1	587	8,115	0.5%
Park Ave RE Holdings, LLC - Preferred Shares (o) (w)	Real Estate Management & Development	8.00%	47	23,645	23,645	1.5%
PennantPark Credit Opportunities Fund II, LP (a) (g) (p)	Diversified Investment Vehicles		$8,686	8,686	9,082	0.6%
SkyCross Inc. - Warrants (e)	Electronic Equipment, Instruments & Components		2,254	—	—	—%
South Grand MM CLO I, LLC (a) (p) (ag)	Diversified Investment Vehicles		$29,524	29,095	29,155	1.9%
Squan Holding Corp. - Class A Common Stock (e) (u)	Diversified Telecommunication Services		1,150	12	—	—%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Squan Holding Corp. - Series A Preferred Stock (e) (u)	Diversified Telecommunication Services		1	1,139	—	—%
Tax Defense Network, LLC (e) (u)	Diversified Consumer Services		$425	425	888	0.1%
Tennenbaum Waterman Fund, L.P. (a)	Diversified Investment Vehicles		$10,000	10,000	10,338	0.6%
The SAVO Group, Ltd. - Warrants (e)	Internet Software & Services		138	—	—	—%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		$16,902	16,902	16,910	1.0%
U.S. Auto Series A Common Units (e)	Diversified Consumer Services		10	10	237	—%
U.S. Auto Series A Preferred Units (e)	Diversified Consumer Services		1	490	403	—%
Visionary Integration Professionals, LLC - Warrants (e) (u)	IT Services		657	910	—	—%
World Business Lenders, LLC (e)	Consumer Finance		923	3,750	4,733	0.3%
Xplornet Communications, Inc. - Warrants (a) (e)	Diversified Telecommunication Services		10	—	759	—%
Zimbra, Inc. - Warrants (Third Lien Bridge Note) (e)	Software		1,000	—	81	—%
Sub Total Equity/Other				$170,652	$202,319	12.6%

TOTAL INVESTMENTS - 143.7% (b)				$2,428,903	$2,311,281	143.7%
_____________

(a)
All of the Company's investments, except the investments noted by this footnote, are in eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"). Eligible assets represent 74.9% of the Company's total assets.

(b)	Percentages are based on net assets of $1,610.49 million as of December 31, 2015.

(c)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act. (See Note 3 to the consolidated financial statements).

(d)	As of December 31, 2015, the company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be PIK.

(e)	Non-income producing at December 31, 2015.

(f)	The Company has committed to fund a revolver term loan of $0.9 million in RVNB Holdings, Inc. The remaining commitment as of December 31, 2015 was $0.4 million.

(g)	The investment is subject to a three year lock-up restriction on withdrawals in year 4.

(h)	The Company has committed to fund a revolver term loan of $5.0 million in Icynene US Acquisition Corp. The remaining commitment as of December 31, 2015 was $5.0 million.

(i)	The Company has committed to fund $10.0 million in Carlyle GMS Finance, Inc. The remaining commitment as of December 31, 2015 was $4.7 million.

(j)	The Company has committed to fund a delayed draw term loan of $5.0 million in Tax Defense Network, LLC. The remaining commitment as of December 31, 2015 was $2.0 million.

(k)	The Company has committed to fund a delayed draw term loan of $2.6 million in ECI Acquisition Holdings, Inc. The remaining commitment as of December 31, 2015 was $1.8 million.

(l)	The Company has committed to fund a revolver term loan of $2.0 million in Motion Recruitment Partners, LLC. The remaining commitment as of December 31, 2015 was $2.0 million.

(m)	The Company has committed to fund a delayed draw term loan of $5.0 million in VetCor Professional Practices LLC. The remaining commitment as of December 31, 2015 was $1.8 million.

(n)	The Company has committed to fund a delayed draw term loan of $1.4 million in Squan Holding Corp. The remaining commitment as of December 31, 2015 was $0.3 million.

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

(q)	The Company's investments are classified in accordance with the requirements of the 1940 Act. Under the 1940 Act, "Non-affiliated Investments" are

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

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

(s)
Related Fee Agreements consists of one investment with a fair value of $995 thousand that is classified as a Non-affiliated Investment and six investments with a total fair value of $11,679 thousand that are classified as Affiliated Investments.

(t)	The investment is on non-accrual status as of December 31, 2015.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

(v)	The Company has committed to fund a delayed draw term loan of $5.0 million in National Technical Systems, Inc. The remaining commitment as of December 31, 2015 was $5.0 million.

(w)	The Company's investment is held through the consolidated subsidiary, Park Ave RE, Inc., which owns 100% of the equity of the operating company, Park Ave RE Holdings, LLC.

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

(ac)	The Company has committed to fund a delayed draw term loan of $5.0 million in Icynene US Acquisition Corp. The remaining commitment as of December 31, 2015 was $5.0 million.

(ad)	The Company has committed to fund a delayed draw term loan of $20.2 million in ERG Holding Company. The remaining commitment as of December 31, 2015 was $16.4 million.

(ae)	The Company has committed to fund a delayed draw term loan of $2.2 million in InMotion Entertainment Group, LLC. The remaining commitment as of December 31, 2015 was $1.8 million.

(af)	The Company has committed to fund a delayed draw term loan of $5.6 million in Orchid Underwriters Agency, LLC. The remaining commitment as of December 31, 2015 was $5.6 million.

(ag)	The Company has committed to fund $35.0 million in South Grand MM CLO I, LLC. The remaining commitment as of December 31, 2015 was $5.5 million.

(ah)	The Company has committed to fund a delayed draw term loan of $5.0 million in CIG Financial, LLC. The remaining commitment as of December 31, 2015 was $5.0 million.
(ai)For year ended December 31, 2015, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind ("PIK"):

Portfolio Company	Investment Type	Cash	PIK	All-in Rate
Basho Technologies, Inc.	Senior Secured First Lien Debt	10.00%	3.00%	13.00%
Greenwave Holdings, Inc.	Senior Secured First Lien Debt	10.00%	3.00%	13.00%
Integrity Nutraceuticals, Inc.	Senior Secured First Lien Debt	10.50%	1.00%	11.50%
Kahala Ireland OpCo LLC	Senior Secured First Lien Debt	—%	13.00%	13.00%
Kahala US OpCo LLC	Senior Secured First Lien Debt	—%	13.00%	13.00%
NexSteppe Inc.	Senior Secured First Lien Debt	10.00%	3.00%	13.00%
PeopLease Holdings, LLC	Senior Secured First Lien Debt	14.00%	—%	14.00%
The Tennis Channel Holdings, Inc.	Senior Secured First Lien Debt	6.88%	2.00%	8.88%
Taqua, LLC	Senior Secured First Lien Debt	10.50%	3.00%	13.50%
CPX Interactive Holdings, LP	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%
Steel City Media	Subordinated Debt	12.00%	2.00%	14.00%
Visionary Integration Professionals, LLC	Subordinated Debt	—%	17.00%	17.00%
Xplornet Communications, Inc.	Subordinated Debt	—%	13.00%	13.00%

(aj)	The Company's investment or a portion thereof is pledged as collateral under the UBS Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

(ak)
For equity investments in Collateralized Securities, the effective yield is presented in place of the investment coupon rate for each investment. Refer to footnote (ao) for a further description of an equity investment in a Collateralized Security.

(al)	The Company has committed to fund a revolver term loan of $2.5 million in Pure Barre, LLC. The remaining commitment as of December 31, 2015 was $2.5 million.

(am)	The Company has committed to fund a revolver term loan of $6.0 million in Turning Tech LLC. The remaining commitment as of December 31, 2015 was $4.0 million.

(an)	The Company has committed to fund a delayed draw term loan of $3.5 million in Hanna Anderson, LLC. The remaining commitment as of December 31, 2015 was $2.9 million.

(ao)
The Company’s investment is considered an equity investment in a Collateralized Security. Equity investments represent the Collateralized Security’s tranche that is entitled to recurring distributions which are generally equal to the residual cash flow of the payments made by the investment’s underlying securities less contractual payments to debt holders and expenses.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

(ap)	The Company has committed to fund a $10.8 million in PennantPark Credit Opportunities Fund II, LP. The remaining commitment as of December 31, 2015 was $1.6 million.

(aq)	The Company has committed to fund a revolver term loan of $5.0 million in Amteck, LLC. The remaining commitment as of December 31, 2015 was $5.0 million.

(ar)	The Company has committed to fund a delayed draw term loan of $1.1 million in Ascensus, Inc. The remaining commitment as of December 31, 2015 was $1.1 million.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2015 (dollars in thousands):

	At December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles	$405,105	17.4%
Aerospace & Defense	237,523	10.3
Hotels, Restaurants & Leisure	145,504	6.3
Media	137,639	6.0
Diversified Consumer Services	127,756	5.5
Health Care Providers & Services	114,642	5.0
Internet Software & Services	112,197	4.9
IT Services	99,583	4.3
Software	88,454	3.8
Commercial Services & Supplies	83,409	3.6
Real Estate Management & Development	77,507	3.4
Food Products	72,491	3.1
Specialty Retail	59,097	2.6
Professional Services	54,795	2.4
Electronic Equipment, Instruments & Components	49,453	2.1
Auto Components	47,960	2.1
Transportation Infrastructure	44,628	1.9
Consumer Finance	44,017	1.9
Diversified Telecommunication Services	41,651	1.8
Diversified Financial Services	27,356	1.2
Chemicals	26,423	1.1
Building Products	23,620	1.0
Personal Products	22,434	1.0
Air Freight & Logistics	20,495	0.9
Machinery	19,242	0.8
Life Sciences Tools & Services	16,292	0.7
Insurance	15,222	0.7
Household Durables	14,738	0.6
Distributors	14,607	0.6
Communications Equipment	14,347	0.6
Wireless Telecommunication Services	12,933	0.6
Textiles, Apparel & Luxury Goods	11,730	0.5
Health Care Technology	11,242	0.5
Metals & Mining	9,741	0.4
Capital Markets	5,973	0.3
Oil, Gas & Consumable Fuels	1,475	0.1
Total	$2,311,281	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
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

CONSOLIDATED SCHEDULES OF INVESTMENTS
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

CONSOLIDATED SCHEDULES OF INVESTMENTS
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

CONSOLIDATED SCHEDULES OF INVESTMENTS
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

Equity/Other - 14.7% (b)

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2014

Portfolio Company (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Carlyle GMS Finance, Inc. (a) (i)	Diversified Investment Vehicles		$3,123	$3,123	$2,970	0.2%
CPX Interactive Holdings, LP - Series A Convertible Preferred Shares (d) (e) (u)	Publishing	8.00%	$6,000	6,000	6,000	0.4%
CPX Interactive Holdings, LP - Warrants (e) (u)	Publishing		317	1,087	651	—%
Crowley Holdings, Inc. - Series A Preferred Stock (aj)	Marine	12.00%	$25,518	25,518	25,444	1.7%
Danish CRJ LTD. (a) (e) (p) (r)	Aerospace & Defense		$5	1	260	—%
Evolution Research Group - Preferred Equity (e)	Health Care Providers & Services	8.00%	$500	500	492	—%
Fifth Street Senior Loan Fund I, LLC (a) (p)	Diversified Investment Vehicles		$35,000	35,000	35,000	2.4%
HIG Integrity Nutraceuticals (e) (u)	Food Products		1,567	1,630	—	—%
Kahala Ireland OpCo LLC - Common Equity (a) (e) (o) (y)	Aerospace & Defense		$—	—	5,275	0.3%
Kahala Ireland OpCo LLC - Profit Participating Note (a) (e) (o) (y)	Aerospace & Defense		1,625	1,589	1,625	0.1%
Kahala US OpCo LLC (o) (x)	Aerospace & Defense	13.00%	6,038	6,279	7,500	0.5%
MBLOX Inc. - Warrants (e)	Internet Software & Services		1,531	—	—	—%
NMFC Senior Loan Program I, LLC (a) (p)	Diversified Investment Vehicles		$50,000	50,000	49,371	3.2%
Orchid Underwriters Agency, LLC (e) (u)	Banking, Finance, Insurance & Real Estate		$500	500	500	—%
Park Ave RE Holdings, LLC - Common Shares (e) (o) (w)	Real Estate Management & Development	8.00%	7,900	1,229	5,551	0.4%
Park Ave RE Holdings, LLC - Preferred Shares (o) (w)	Real Estate Management & Development	8.00%	16	7,809	7,809	0.5%
PennantPark Credit Opportunities Fund II, LP (a) (g) (p)	Diversified Investment Vehicles		$10,000	10,000	10,764	0.7%
S.B. Restaurant Co., Inc. - Warrants (e)	Hotels, Restaurants & Leisure		—	—	—	—%
SkyCross Inc. - Warrants (e)	Electronic Equipment, Instruments & Components		2,254	—	—	—%
South Grand MM CLO I, LLC (a) (p) (ag)	Diversified Investment Vehicles		$27,744	27,293	27,744	1.8%
Squan Holdings Corp. - Class A Common Stock (e) (u)	Diversified Telecommunication Services		1,150	12	12	—%
Squan Holdings Corp. - Series A Preferred Stock (e) (u)	Diversified Telecommunication Services		1	1,138	1,138	0.1%
Tax Defense Network, LLC (e) (u)	Diversified Consumer Services		$500	500	700	—%
Tennenbaum Waterman Fund, L.P. (a) (f)	Diversified Investment Vehicles		$8,396	8,396	9,062	0.6%
The SAVO Group, Ltd. - Warrants (e)	Internet Software & Services		138	—	—	—%
THL Credit Greenway Fund II LLC (a) (h) (p)	Diversified Investment Vehicles		$19,084	19,084	18,877	1.2%
Visionary Integration Professionals, LLC - Warrants (e) (u)	IT Services		657	910	658	—%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2014

Portfolio Company (q)	Industry	Investment Coupon Rate/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
World Business Lenders, LLC (e)	Consumer Finance		923	3,750	4,126	0.3%
Xplornet Communications, Inc. - Warrants (a) (e)	Diversified Telecommunication Services		10	$—	$2,306	0.2%
Zimbra, Inc. - Warrants (Second Lien Debt) (e)	Software		671	$—	$138	—%
Zimbra, Inc. - Warrants (Third Lien Bridge Note) (e)	Software		1,000	—	1,172	0.1%
Sub Total Equity/Other				$211,348	$225,145	14.7%

TOTAL INVESTMENTS - 125.0% (b)				$1,932,026	$1,916,991	125.0%
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

(b)	Percentages are based on net assets of $1,535,423 as of December 31, 2014.

(c)	The fair value of these investments is determined in good faith by the Company's board of directors as required by the 1940 Act. (See Note 3 to the consolidated financial statements).

(d)	As of December 31, 2014 the company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be PIK.

(e)	Non-income producing at December 31, 2014.

(f)	The Company has committed to fund $10.0 million in Tennenbaum Waterman Fund, L.P. over a period ending no later than September 2015. The remaining commitment as of December 31, 2014 was $1.6 million.

(g)	The investment is subject to a three year lock-up restriction on withdrawals in year 4.

(h)	The Company has committed to fund $20.0 million in THL Credit Greenway II LLC over a period ending no later than March 2015. The remaining commitment as of December 31, 2014 was $0.2 million.

(i)	The Company has committed to fund $10.0 million in Carlyle GMS Finance, Inc. The remaining commitment as of December 31, 2014 was $6.9 million.

(j)	The Company has committed to fund a delayed draw term loan of $4.0 million in Tax Defense Network, LLC. The remaining commitment as of December 31, 2014 was $3.8 million.

(k)	The Company has committed to fund a delayed draw term loan of $2.6 million in ECI Acquisition Holdings, Inc. The remaining commitment as of December 31, 2014 was $2.6 million.

(l)	The Company has committed to fund a delayed draw term loan of $5.0 million in K & N Engineering, Inc. The remaining commitment as of December 31, 2014 was $5.0 million.

(m)	The Company has committed to fund an delayed draw term loan of $9.7 million in NextCare, Inc. The remaining commitment as of December 31, 2014 was $4.4 million.

(n)	The Company has committed to fund a delayed draw term loan of $10.0 million in Squan Holding Corp. The remaining commitment as of December 31, 2014 was $10.0 million.

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

CONSOLIDATED SCHEDULES OF INVESTMENTS
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

CONSOLIDATED SCHEDULES OF INVESTMENTS
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

Note 1 — Organization and Basis of Presentation

Business Development Corporation of America (the “Company”), incorporated in Maryland on May 5, 2010, is an externally managed, non-diversified closed-end investment company that elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2011 and that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is applying the guidance of Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 946, "Financial Services - Investment Companies" ("ASC 946"). The Company is, therefore, required to comply with certain regulatory requirements as promulgated under the 1940 Act. The Company is managed by BDCA Adviser, LLC (the “Adviser”) pursuant to the terms of the Investment Advisory and Management Services Agreement, as amended (the “Investment Advisory Agreement”). The Adviser was formed in Delaware as a private investment management firm and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of the Company's activities and is responsible for making investment decisions for its portfolio. The Adviser is indirectly, wholly-owned by the sponsor, AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global" or the "Sponsor").

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Company sold 22,222 shares of common stock to its Adviser on July 8, 2010 at $9.00 per share, which represented the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.  On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and commenced operations as of that date. On February 1, 2012, the Adviser contributed an additional $1,300,000 to purchase 140,784 shares of our common stock at $9.234 per share so that the aggregate contribution by the Adviser was $1,500,000. The Adviser will not tender any amount of its shares for repurchase as long it continues to serve as our investment adviser. On July 1, 2014, the Company's registration statement on Form N-2 (File No. 333-193241) for its follow-on offering (the "Follow-on") was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Under the Follow-on, the Company can offer up to 101,100,000 shares of its common stock. As of December 31, 2015, the Company had issued 179.1 million shares of common stock for gross proceeds of $1.9 billion including the shares purchased by the Sponsor and shares issued under the Company's distribution reinvestment plan ("DRIP"). Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company is no longer issuing new shares except for DRIP shares. As of December 31, 2015, the Company had repurchased 2.7 million shares of common stock for payments of $27.6 million.

The Company's investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. The Company invests primarily in first and second lien senior secured loans and mezzanine debt issued by middle market companies. The Company defines middle market companies as those with annual revenues between $10 million and $1 billion. The Company may also purchase interests in loans through secondary market transactions in the "over-the-counter" market for institutional loans. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. The Company may invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles (“Collateralized Securities”). Structurally, Collateralized Securities are entities that are formed to manage a portfolio of senior secured loans made to companies whose debt is rated below investment grade or, in limited circumstances, unrated. The senior secured loans within these Collateralized Securities meet specified credit and diversity criteria and are subject to concentration limitations in order to create a diverse investment portfolio. The Company expects that each investment generally will range between approximately 0.5% to 3.0% of our total assets. In most cases, companies to whom the Company provides customized financing solutions will be privately held at the time it invests in them.

In addition, we are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities (excluding borrowings) to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Wells Fargo, Deutsche Bank, Citibank, N.A. (“Citi”), and UBS AG, London Branch ("UBS") and has sold $100.0 million in aggregate principal of senior notes. We previously had entered into a total return swap agreement (“TRS”) through a wholly owned, consolidated subsidiary, 405 TRS I, LLC (“405 Sub”) with Citi but we terminated the TRS with Citi in June 2014.

The Company has formed and expects to continue to form consolidated subsidiaries (the "Consolidated Holding Companies") to hold equity securities of portfolio companies. These Consolidated Holding Companies enable the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. Any tax payable by a Consolidated Holding Company is included as an expense in the Company's Consolidated Statements of Operations. As of December 31, 2015, 54th Street Equity Holdings, Inc., Kahala Aviation Holdings, LLC, Kahala Aviation US, Inc., Kahala LuxCo, and Park Ave RE, Inc. were the only Consolidated Holding Companies.

The Company has entered into a fund administration servicing agreement and a fund accounting servicing agreement with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for the Company to operate. In addition, on February 9, 2016, we entered into an agreement with ARC Advisory Services, LLC ("ARC Advisory"), a wholly-owned subsidiary of the Adviser, pursuant to which ARC Advisory provides us with certain other administrative services. For a discussion of the services provided, please see Note 18 - Subsequent Events. On August 13, 2012, the Company entered into a custody agreement with U.S. Bank National Association (“U.S. Bank”). Under the custody agreement, U.S. Bank holds all of the portfolio securities and cash of the Company for certain of its subsidiaries, and transfers such securities or cash pursuant to the Company’s instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party.

Realty Capital Securities, LLC (our "Former Dealer Manager") served as the dealer manager of our IPO until May 2015, when we terminated our offering. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to us, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with our Sponsor.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Valuation of Portfolio Investments

Portfolio investments are reported on the consolidated statement of assets and liabilities at fair value. On a quarterly basis the Company performs an analysis of each investment to determine fair value as follows:

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

For an investment in an investment fund that does not have a readily determinable fair value, the Company measures the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of ASC 946, as of the Company's measurement date.

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

Where appropriate, prior period consolidated financial statements have been reclassified to disclose the Company's Control Investments and Affiliate Investments as defined above. In addition, prior period consolidated financial statements have been reclassified to present investment industry classifications in a consistent manner with the current year.

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

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Offering costs are recorded as a reduction to contributed capital. As of December 31, 2015, offering costs have not been incurred in excess of the 1.5% limit. As of December 31, 2014, offering costs in the amount of $1.4 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser; however, the Company may, but is not obligated to, pay certain amounts back to the Adviser over time.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s Unsecured Notes and revolving credit facilities with Wells Fargo, Deutsche Bank, Citi, and UBS are capitalized and amortized into expense using the straight-line method over the life of the respective facility. See Note 5 - Borrowings - for details on the Credit Facilities.

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

The Company may fund cash distributions to stockholders from any sources of funds available to the Company, including expense payments from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. The Company has not established limits on the amount of funds it may use from available sources to make distributions.

Distribution Reinvestment Program

On August 11, 2015, the Company adopted a new distribution reinvestment plan (the “New DRIP”). Pursuant to the New DRIP, the Company will reinvest all cash dividends or distributions (“Distributions”) declared by the board of directors of the Company on behalf of investors who do not elect to receive their Distributions in cash as described below (the “Participants”). As a result, if the board of directors of the Company declare a Distribution, then stockholders who have not elected to “opt out” of the New DRIP will have their Distributions automatically reinvested in additional shares of the Company’s common stock at a price equal to NAV per share as estimated in good faith by the Company on the payment date. The New DRIP does not change a stockholder’s election to receive a Distribution in shares of common stock or cash as currently on file with the Plan Administrator. The timing and amount of any future Distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the board of directors of the Company.

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
Payment-in-Kind Interest/Dividends

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

The Company may limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its DRIP. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable period to repurchase shares. In addition, the Company limited the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company will offer to repurchase such shares on each date of repurchase at a price equal to BDCA’s net asset value per share as most recently disclosed on its quarterly report on Form 10-Q or annual report on Form 10-K. The Company’s board of directors may amend, suspend, or terminate the repurchase program at any time upon 30 days’ notice. On March 8, 2016, the Company’s board of directors amended the Company’s stock repurchase program. See Note 18 to the consolidated financial statements for additional details.

As of December 31, 2015, the Company had repurchased 2.7 million shares of common stock for payments of $27.6 million. As of December 31, 2014, the Company had repurchased 0.6 million shares of common stock for payments of $6.1 million. As of December 31, 2013, the Company had repurchased 0.2 million shares of common stock for payments of $1.6 million.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

New Accounting Pronouncements

On April 7, 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-03, Presentation of Debt Issuance Costs.  The ASU requires debt issuance costs to be presented on the balance sheet as a direct deduction from the debt liability.  The ASU is effective for interim and annual reporting periods beginning after December 14, 2015.  The Company is currently reviewing the requirements and believes the adoption of this ASU will not have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis,” which amends the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entity ("VIE") guidance. ASU 2015-02 changes the manner in which a reporting entity assesses one of the five characteristics that determine if an entity is a VIE. The Company is currently assessing any additional disclosure requirements. ASU 2015-2 will be effective for annual reporting periods in fiscal years that begin after December 15, 2015.

In May 2015, the FASB issued ASU No. 2015-07, “Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)”. The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. Sufficient information must be provided to permit reconciliation of the fair value of assets categorized within the fair value hierarchy to the amounts presented in the Statements of Assets and Liabilities. The guidance is required to be presented for annual periods beginning after December 15, 2015, and for interim periods within those fiscal years. The Company is currently reviewing the requirements and believes the adoption of the ASU will not have a material impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

All of the Company’s investment portfolio at December 31, 2015 was comprised of debt and equity instruments for which Level 1 inputs, such as quoted prices, were not available. Therefore, at December 31, 2015, the investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at December 31, 2015 may differ materially from values that would have been used had a ready market for the securities existed.

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

For investments in Collateralized Securities, the Adviser models both the assets and liabilities of each Collateralized Securities' capital structure. The model uses a waterfall engine to store the collateral data, generate collateral cash flows from the assets, and distribute the cash flows to the liability structure based on priority of payments. The waterfall cash flows are discounted using rates that incorporate risk factors such as default risk, interest rate risk, downgrade risk, and credit spread risk, among others. In addition, the Adviser considers broker quotations and/or comparable trade activity is considered as an input to determining fair value when available.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of December 31, 2015, the Company had three portfolio companies, which represented three portfolio investments, on non-accrual status with a total principal amount of $51.9 million, amortized cost of $51.2 million, and fair value of $33.0 million which represented 2.0%, 2.1% and 1.4% of the investment portfolio total principal, amortized cost and fair value, respectively. As of December 31, 2014, the Company had one portfolio company, which represented two portfolio investments, on non-accrual status with a total principal amount of $4.2 million, amortized cost of $4.1 million, and no fair value which represented 0.2% and 0.2% of the investment portfolio total principal and amortized cost, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding the Company’s non-accrual policy.

For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings - in the consolidated financial statements included in this report.

The following table presents fair value measurements of investments, by major class, as of December 31, 2015, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$310,828	$1,095,040	$1,405,868
Senior Secured Second Lien Debt	—	8,475	340,563	349,038
Subordinated Debt	—	—	92,272	92,272
Collateralized Securities	—	—	261,784	261,784
Equity/Other	—	—	202,319	202,319
Total	$—	$319,303	$1,991,978	$2,311,281

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2015 (dollars in thousands):

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2014	$672,244	$225,695	$60,930	$364,897	$225,145	$1,548,911
Net unrealized gains (losses)	(25,796)	(15,964)	2,932	(65,713)	17,870	(86,671)
Purchases and other adjustments to cost	674,884	160,542	33,268	56,144	52,945	977,783
Sales and redemptions	(293,559)	(38,472)	(797)	(93,744)	(94,146)	(520,718)
Net realized gains (losses)	2,075	349	(4,061)	200	5	(1,432)
Net transfers in and/or out	65,192	8,413	—	—	500	74,105
Balance as of December 31, 2015	$1,095,040	$340,563	$92,272	$261,784	$202,319	$1,991,978
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(25,745)	$(15,874)	$(1,129)	$(65,713)	$17,934	$(90,527)

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

For the year ended December 31, 2015, there were no transfers out of Level 1 to Level 2. For the year ended December 31, 2015, nine companies were transferred from Level 2 to Level 3 as the number of observable market quotes available for these investments decreased. For the year ended December 31, 2015, six companies were transferred from Level 3 to Level 2 as the number of observable market quotes increased.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2014 (dollars in thousands):

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2013	$195,755	$51,120	$59,701	$105,945	$105,746	$518,267
Net unrealized gains (losses)	(8,140)	(3,158)	(3,704)	(9,697)	8,004	(16,695)
Purchases and other adjustments to cost	697,498	187,429	49,766	554,132	181,259	1,670,084
Sales and redemptions	(211,883)	(41,642)	(54,789)	(292,065)	(70,479)	(670,858)
Net realized gains	1,017	202	206	6,582	615	8,622
Net transfers in and/or out	(2,003)	31,744	9,750	—	—	39,491
Balance as of December 31, 2014	$672,244	$225,695	$60,930	$364,897	$225,145	$1,548,911
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gain (loss):	$(7,948)	$(3,017)	$(2,646)	$(8,037)	$8,633	$(13,015)
Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

For the year ended December 31, 2014, there were no transfers out of Level 1 to Level 2. For the year ended December 31, 2014, twelve portfolio companies were transferred from Level 2 to Level 3 as the number of observable market quotes available for these investments decreased. For the year ended December 31, 2014 there were no transfers from Level 3 to Level 2.

The composition of the Company’s investments as of December 31, 2015, at amortized cost and fair value, were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,461,343	$1,405,868	60.8%
Senior Secured Second Lien Debt	367,465	349,038	15.1
Subordinated Debt	93,909	92,272	4.0
Collateralized Securities	335,534	261,784	11.3
Equity/Other	170,652	202,319	8.8
Total	$2,428,903	$2,311,281	100.0%

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

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2015 (dollars in thousands). The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$880,433	Yield Analysis	Market Yield	6.00%	24.00%	10.55%
Senior Secured Second Lien Debt (c)	247,878	Yield Analysis	Market Yield	8.50%	30.00%	11.51%
Subordinated Debt (e)	90,437	Yield Analysis	Market Yield	12.25%	21.00%	14.51%
Collateralized Securities	261,784	Discounted Cash Flow	Discount Rate	8.39%	47.68%	26.13%
Equity/Other (d)	16,268	Market Multiple Analysis	EBITDA Multiple	0.3x	17.7x	3.5x
Equity/Other (d)	29,155	Discounted Cash Flow	Discount Rate	10.60%	10.60%	10.60%

______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)	The remaining $214.6 million of senior secured first lien debt were valued based on broker quotes or at their respective acquisition prices as the investments closed near year end.

(c)	The remaining $92.7 million of senior secured second lien debt were valued based on broker quotes or at their respective acquisition prices as the investments closed near year end.

(d)
The remaining $156.9 million of equity/other investments consisted of $69.6 million which were valued with consideration of their respective appraisal value, $87.2 million which were valued based on the net asset values published by the respective fund and $0.1 million which were based on a Monte-Carlo simulation.

(e)	The remaining $1.8 million of subordinated debt were valued based on a Monte-Carlo simulation.

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

Note 4 — Related Party Transactions and Arrangements

The Sponsor, including its indirectly wholly-owned subsidiary, the Adviser, owns 0.16 million shares of the Company’s outstanding common stock as of December 31, 2015.

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

For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, the Company incurred $36.0 million, $24.9 million and $6.6 million, respectively, of management fees, of which the Adviser did not waive any portion of such fees.

For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, the Company incurred $10.1 million, $9.9 million and $6.4 million, respectively, of subordinated incentive fees on income, of which the Adviser waived $3.5 million, $1.3 million and $1.8 million, respectively.

For the years ended December 31, 2015, December 31, 2014, and December 31, 2013, the Company incurred $0.0 million, $(2.7) million and $2.4 million of capital gains incentive fees under the Investment Advisory Agreement, respectively, of which the Adviser did not waive any portion of such fees. The $(2.7) million capital gains incentive fee for the year ended December 31, 2014 represents the reversal of previously accrued fees due to unrealized depreciation during the year.

For accounting purposes only, the Company is required under U.S. GAAP to also accrue a theoretical capital gains incentive fee based upon unrealized capital appreciation on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a capital gains incentive fee that would theoretically be payable to the Adviser. For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, the Company incurred $4.4 million, $2.6 million and $2.4 million of theoretical capital gains incentive fees, respectively. The amounts actually paid to the Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

As a result of discussions with the SEC staff, the Company determined to no longer include TRS earnings in the computation of subordinated incentive fees, which was effective from January 1, 2014 through the termination of the TRS on June 27, 2014. The Adviser did not receive any additional fees as a result of the termination of the TRS, other than as a result of the increase in the Company’s assets and the fact that, effective June 27, 2014, realized gains and income received on loans formerly underlying the TRS beginning on the date on which the loans came on to the Company’s consolidated statement of assets and liabilities will be included in the incentive fee calculation under the Investment Advisory Agreement. Any gains or income realized as a result of the termination of the TRS, however, will not be considered in the calculation of the incentive fee due to Adviser under the Investment Advisory Agreement.

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

(3)	"N/A"- Not Applicable

(4)	Expense Support Payment is no longer eligible for reimbursement as of December 31, 2015.

If an Expense Support Payment has not been reimbursed within three years of the date such Expense Support Payment was incurred, the Company’s obligation to pay such Expense Support Payment shall automatically terminate and be of no further effect.

The Company has recorded $0.0 million and $1.7 million as due from affiliate and $0.2 million and $0.0 million as due to affiliate on the consolidated statements of assets and liabilities as of December 31, 2015 and December 31, 2014, respectively, which reflects the netting of amounts due from the Adviser and affiliates and amounts due from the Company. On August 24, 2012, the Adviser made a payment to the Company in the amount of $0.8 million for $1.0 million of operating expenses pursuant to the Expense Support Agreement netted against $0.2 million due from the Company to the Adviser as reimbursement for payments made by the Adviser on behalf of the Company. As of December 31, 2015, the Adviser had assumed on a cumulative basis, $1.0 million of operating expenses pursuant to the Expense Support Agreement and none of the cumulative total is eligible for reimbursement.

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

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering expenses, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. As of December 31, 2015, offering costs incurred were not in excess of the 1.5% limit. As of December 31, 2014, offering costs in the amount of $1.4 million have been incurred in excess of the 1.5% limit and are the responsibility of the Adviser; however, the Company may, but is not obligated to, pay certain amounts back to the Adviser over time.

Other Affiliates

We have entered into agreements with affiliates of our Sponsor, whereby we have paid and/or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common ownership with our Advisor in connection with items such as acquisition and financing activities, sales and maintenance of common stock under our IPO, asset and property management services and reimbursement of operating and offering related costs. The predecessor to AR Global is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory. We were also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager (“ANST”), pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. Subsequently, effective February 26, 2016, we entered into an agreement with DST Systems, Inc., our previous provider of sub-transfer agency services, to provide us directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).

The following table reflects the fees incurred and payable to our Former Dealer Manager and its affiliates as of and for the year ended December 31, 2015 (dollars in thousands):

	Incurred for the Year Ended	Payable for the Year Ended
	December 31, 2015	December 31, 2015
Selling commissions and dealer manager fees (1)	$16,569	$—
Offering costs	(138)	205
Management and incentive fees, net	42,605	9,532
Investment banking advisory fees (2)	—	—
Transfer agent fees	2,036	582
Professional fees	584	134
Other general and administrative	206	59
Total related party fees	$61,862	$10,512

The following table reflects the fees incurred and payable to our Former Dealer Manager and its affiliates as of and for the year ended December 31, 2014 (dollars in thousands):

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

The following table reflects the fees incurred and unpaid to our Former Dealer Manager and its affiliates as of and for the year ended December 31, 2013 (dollars in thousands):

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

______________

(1)	Selling commissions and dealer manager fees are not reflected in the Company's consolidated financial statements

(2)	Investment banking advisory fees were paid to the Former Dealer Manager for strategic advisory services provided to the Company

Due (to)/from affiliate

The due from affiliate receivable primarily consists of the organization and offering expenses incurred in excess of 1.5% of gross proceeds as the Adviser has agreed to reimburse the Company for these costs per the Investment Advisory Agreement plus non offering costs due from the Adviser such as administrative and professional fees. These receivables are offset by non offering costs payable to the Adviser and offering costs payable.

The following table reflects the components of due (to)/from affiliate as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Due from affiliate - organization & offering costs in excess of 1.5% of gross proceeds	—	1,374
Due (to)/from affiliate - non offering costs	7	1,948
Offering costs payable	(204)	(1,656)
Total due (to)/from affiliate	$(197)	$1,666

As of December 31, 2015, offering costs payable no longer includes offering costs that are payable to third parties. In prior periods, offering costs payable to third parties were included in due (to)/from affiliate as they were an offset to the

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

organization and offering costs in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering that were the responsibility of the Adviser. Total organization and offering costs do not exceed 1.5% of the aggregate gross proceeds at December 31, 2015 so offering costs payable to third parties is no longer applicable as an offsetting balance in due (to)/from affiliate.

Note 5 — Borrowings

Wells Fargo Credit Facility

On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, BDCA Funding I, LLC ("Funding I"), entered into a revolving credit facility with Wells Fargo and U.S. Bank as collateral agent, account bank and collateral custodian. The Wells Fargo Credit Facility, which was subsequently amended on April 26, 2013, September 9, 2013, June 30, 2014, May 29, 2015, and November 4, 2015, provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, with a term of 60 months.

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

The Wells Fargo Credit Facility will be priced at the one month maturity London Interbank Offered Rate ("LIBOR"), with no LIBOR floor, plus a spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the aggregate principal amount available under the Wells Fargo Credit Facility has not been borrowed. The non-usage fee per annum for the first six months is 0.50%; thereafter, the non-usage fee per annum is 0.50% for the first 20% of the unused balance and 2.0% for the portion of the unused balance that exceeds 20%. For the years ended December 31, 2015 and December 31, 2014, the Company incurred $0.6 million and $0.5 million, respectively, of non-usage fees. Any amounts borrowed under the Wells Fargo Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable in April 2018.

Borrowings under the Wells Fargo Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. As of December 31, 2015, the Company was in compliance with regards to the Wells Fargo Credit Facility covenants. The Wells Fargo Credit Facility may be prepaid in whole or in part, subject to customary breakage costs.

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

As of December 31, 2015, the Company had gross deferred financing costs of $6.3 million, net of accumulated amortization of $2.3 million in connection with the Wells Fargo Credit Facility. As of December 31, 2014, the Company had gross deferred financing costs of $2.9 million, net of accumulated amortization of $1.0 million in connection with the Wells Fargo Credit Facility. At December 31, 2015, $263.1 million was drawn on the Wells Fargo Credit Facility. At December 31, 2014, $288.1 million was drawn on the Wells Fargo Credit Facility. For the year ended December 31, 2015, the Company incurred interest expense related to the outstanding borrowings on the Wells Fargo Credit Facility in the amount of $7.0 million. For the year ended December 31, 2014, the Company incurred interest expense related to the outstanding borrowings on the Wells Fargo Credit Facility in the amount of $4.8 million. For the year ended December 31, 2013, the Company incurred interest expense related to the outstanding borrowings on the Wells Fargo Credit Facility in the amount of $1.2 million.

Deutsche Bank Credit Facility

On February 21, 2014, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, BDCA 2L Funding I, LLC ("2L Funding I"), entered into the Deutsche Bank Credit Facility with Deutsche Bank as lender and as administrative agent and U.S. Bank as collateral agent and collateral custodian.

The Deutsche Bank Credit Facility provides for borrowings in an aggregate principal amount of up to $60.0 million with a term of 36 months. The Deutsche Bank Credit Facility will be priced at LIBOR plus 4.25%, with no LIBOR floor. The undrawn rate is 0.75%. 2L Funding Sub I will be subject to a minimum utilization of 50% of the loan amount in the first 12-months and 65% of the loan amount thereafter, measured quarterly. If the utilized portion of the loan amount is less than the foregoing thresholds, such shortfalls shall bear interest at LIBOR plus 4.25%. For the years ended December 31, 2015 and December 31, 2014, the Company incurred $0.6 million and $0.3 million, respectively, of non-usage fees. The Deutsche Bank Credit Facility provides for monthly interest payments for each drawn loan. Any amounts borrowed under the Deutsche Bank Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, in January 2017. 2L Funding I paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Deutsche Bank Credit Facility.

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

As of December 31, 2015, the Company had gross deferred financing costs of $1.0 million, net of accumulated amortization of $0.6 million in connection with the Deutsche Bank Credit Facility. As of December 31, 2014, the Company had gross deferred financing costs of $0.9 million, net of accumulated amortization of $0.2 million in connection with the Deutsche Bank Credit Facility. At December 31, 2015, $0.0 million was drawn on the Deutsche Bank Credit Facility. At December 31, 2014, $60.0 million was drawn on the Deutsche Bank Credit Facility. For the year ended December 31, 2015, the Company incurred interest expense related to the outstanding borrowings on the Deutsche Bank Credit Facility in the amount of $1.3 million. For the year ended December 31, 2014, the Company incurred interest expense related to the outstanding borrowings on the Deutsche Bank Credit Facility in the amount of $1.1 million. For the year ended December 31, 2013, the Company incurred no interest expense related to the outstanding borrowings on the Deutsche Bank Credit Facility.

Citi Credit Facility

On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, BDCA-CB Funding, LLC ("CB Funding"), entered into the Citi Credit Facility as administrative agent and U.S. Bank as collateral agent, account bank and collateral custodian. The Citi Credit Facility provides for borrowings over a twenty four month period in an aggregate principal amount of up to $400.0 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility.

The Citi Credit Facility will be priced at LIBOR, with no LIBOR floor, plus a spread of 1.70% per annum for the first twenty four months and 2.00% per annum thereafter. Interest is payable quarterly in arrears. CB Funding will be subject to a non-usage fee to the extent the aggregate principal amount available under the Citi Credit Facility has not been borrowed. Any amounts borrowed under the Citi Credit Facility along with any accrued and unpaid interest thereunder will mature, and will be due and payable, in three years. CB Funding paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Citi Credit Facility. For the years ended December 31, 2015 and December 31, 2014, the Company incurred $0.7 million and $0.3 million, respectively, of non-usage fees.

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

As of December 31, 2015, the Company had gross deferred financing costs of $3.3 million, net of accumulated amortization of $1.3 million in connection with the Citi Credit Facility. As of December 31, 2014, the Company had gross deferred financing costs of $2.3 million, net of accumulated amortization of $0.4 million in connection with the Citi Credit Facility. At December 31, 2015, $270.6 million was drawn on the Citi Credit Facility. At December 31, 2014, $270.6 million was drawn on the Citi Credit Facility. For the year ended December 31, 2015, the Company incurred interest expense related to the outstanding borrowings on the Citi Credit Facility in the amount of $5.4 million. For the year ended December 31, 2014, the Company incurred interest expense related to the outstanding borrowings on the Citi Credit Facility in the amount of $2.6 million. For the year ended December 31, 2013, the Company incurred no interest expense related to the outstanding borrowings on the Citi Credit Facility.

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

As of December 31, 2015, the Company had gross deferred financing costs of $0.6 million, net of accumulated amortization of $0.04 million in connection with the UBS Credit Facility. As of December 31, 2014, the Company did not have any gross deferred financing costs in connection with the UBS Credit Facility. At December 31, 2015, $210.0 million was drawn on the UBS Credit Facility. At December 31, 2014, the Company had not entered in to the UBS Credit Facility. For the year ended December 31, 2015, the Company incurred interest expense related to the outstanding borrowings on the UBS Credit Facility in the amount of $5.9 million. For the year ended December 31, 2014, the Company incurred no interest expense related to the outstanding borrowings on the UBS Credit Facility.

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

For the year ended December 31, 2015, the Company incurred interest expense related to the unsecured notes in the amount of $2.2 million.

The weighted average annualized interest cost for all borrowings for the years ended December 31, 2015 and December 31, 2014 was 2.86% and 2.33%, respectively. The average daily debt outstanding for the years ended December 31, 2015 and December 31, 2014 was $742.0 million and $359.5 million, respectively. The maximum debt outstanding for the years ended December 31, 2015 and December 31, 2014 was $842.2 million and $618.7 million, respectively.

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

	Level	Carrying Amount at December 31, 2015	Fair Value at December 31, 2015
Wells Fargo Credit Facility	3	$263,087	$263,087
Deutsche Bank Credit Facility	3	—	—
Citi Credit Facility	3	270,625	270,625
UBS Credit Facility	3	210,000	210,000
Unsecured Notes	3	98,526	98,526
		$842,238	$842,238

	Level	Carrying Amount at December 31, 2014	Fair Value at December 31, 2014
Wells Fargo Credit Facility	3	$288,087	$288,087
Deutsche Bank Credit Facility	3	60,000	60,000
Citi Credit Facility	3	270,625	270,625
		$618,712	$618,712

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

The obligations of 405 Sub under the TRS are non-recourse to the Company and the Company's exposure to the TRS was limited to the amount that it contributed to 405 Sub in connection with the TRS. Generally, that amount will be the amount that 405 Sub was required to post as cash collateral for each loan (which in most instances was approximately 25% of the market value of a loan at the time that such loan was purchased). There was no cash collateral on deposit as of December 31, 2015 and December 31, 2014 as the TRS was terminated on June 27, 2014. As amended, the TRS provided that 405 Sub could have selected a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the TRS) of $450.0 million.

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

The Company did not hold the TRS at December 31, 2015 and December 31, 2014.

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

Note 7 — Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2015, the Company had unfunded commitments on delayed draw term loans of $48.7 million, unfunded commitments on revolver term loans of $18.9 million and unfunded equity commitments of $11.8 million. As of December 31, 2014, the Company had unfunded commitments on delayed draw term loans of $77.9 million and unfunded equity commitments of $17.7 million. The unfunded commitments are disclosed in the Company's Consolidated Schedule of Investments. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.

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

Note 9 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through December 31, 2015, the Company sold 179.1 million shares of common stock for gross proceeds of $1.9 billion, including shares purchased by the Sponsor and shares issued under the DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company is no longer issuing new shares except for DRIP shares. As of December 31, 2015, the Company had repurchased 2.7 million shares of common stock for payments of $27.6 million.

The following table reflects the common stock activity for the year ended December 31, 2015 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	16,586,551	$183,562
Shares Issued through DRIP	7,158,346	70,033
Share Repurchases	(2,136,909)	(21,459)
	21,607,988	$232,136

The following table reflects the common stock activity for the year ended December 31, 2014 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	89,467,014	$989,496
Shares Issued through DRIP	4,818,399	48,569
Share Repurchases	(423,017)	(4,462)
	93,862,396	$1,033,603

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

The Company may limit the number of shares to be repurchased during any calendar year to the number of shares it can repurchase with the proceeds it receives from the sale of shares under its DRIP. At the discretion of the Company’s board of directors, the Company may also use cash on hand, cash available from borrowings and cash from liquidation of investments as of the end of the applicable period to repurchase shares. In addition, the Company limited the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 2.5% in each quarter, though the actual number of shares that the Company offers to repurchase may be less in light of the limitations noted above. The Company will offer to repurchase such shares on each date of repurchase at a price equal to BDCA’s net asset value per share as most recently disclosed on its quarterly report on Form 10-Q or annual report on Form 10-K. The Company’s board of directors may amend, suspend, or terminate the repurchase program at any time upon 30 days’ notice. On March 8, 2016, the Company’s board of directors amended the Company’s stock repurchase program. See Note 18 to the consolidated financial statements for additional details.

Quarterly Offer Date	Repurchase Date	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
September 12, 2012	October 8, 2012	—	$9.71	$—
December 13, 2012	January 15, 2013	10,732	$9.90	$106.22
March 27, 2013	April 25, 2013	29,625	$10.18	$301.58
July 15, 2013	August 13, 2013	30,365	$10.18	$308.97
October 22, 2013	November 21, 2013	55,255	$10.36	$572.44
February 4, 2014	March 6, 2014	68,969	$10.36	$714.52
June 6, 2014	July 11, 2014	117,425	$10.36	$1,216.38
August 7, 2014	September 10, 2014	111,854	$10.36	$1,158.80
December 19, 2014	January 23, 2015	313,101	$10.36	$3,243.73
March 16, 2015	April 15, 2015	162,688	$10.36	$1,685.45
June 26, 2015	July 31, 2015	533,527	$9.72	$5,185.88
September 18, 2015	October 20, 2015	728,874	$9.53	$6,946.17

Note 11 — Net Increase in Net Assets

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of December 31, 2015, 2014 and 2013.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the years ended December 31, 2015, 2014 and 2013 (dollars in thousands except share and per share amounts):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014	2013
Basic and diluted
Net increase (decrease) in net assets from operations	$8,053	$79,540	$42,744
Weighted average common shares outstanding	172,208,186	122,154,778	36,390,524
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.05	$0.65	$1.17

The table below shows changes in our offering price and distribution rates since the commencement of our public offering.

Announcement Date	New Public Offering Price	Effective Date	Daily Distribution Amount per share	Annualized Distribution Rate
November 14, 2011	$10.26	November 16, 2011	0.002221920	7.90%
May 1, 2012	$10.44	June 1, 2012	0.002215850	7.75%
August 14, 2012	$10.50	September 4, 2012	0.002246575	7.81%
September 24, 2012	$10.60	October 16, 2012	0.002246575	7.74%
October 15, 2012	$10.70	November 1, 2012	0.002273973	7.76%
February 5, 2013	$10.80	February 18, 2013	0.002293151	7.75%
February 25, 2013	$10.90	March 1, 2013	0.002314384	7.75%
April 3, 2013	$11.00	April 16, 2013	0.002335616	7.75%
August 15, 2013	$11.10	August 16, 2013	0.002356849	7.75%
October 29, 2013	$11.20	November 1, 2013	0.002378082	7.75%
May 28, 2015	$11.15	April 16, 2015	0.002378082	7.78%

Note 12 — Distributions

The Company has declared and paid cash distributions to stockholders on a monthly basis since it commenced operations. From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO and Follow-on. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of December 31, 2015, the Company had accrued $13.2 million in stockholder distributions that were unpaid. As of December 31, 2014, the Company had accrued $11.6 million in stockholder distributions that were unpaid.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table reflects the cash distributions per share that we have paid on our common stock to date (dollars in thousands except per share amounts):

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2011:
September 30, 2011	October 3, 2011	$0.07	$13	$13	$26
October 31, 2011	November 1, 2011	0.07	20	14	34
November 30, 2011	December 1, 2011	0.06	25	17	42
December 31, 2011	January 3, 2012	0.06	35	21	56
			$93	$65	$158
2012:
January 31, 2012	February 1, 2012	$0.06	$47	$26	$73
February 29, 2012	March 1, 2012	0.06	80	34	114
March 31, 2012	April 2, 2012	0.06	118	48	166
April 30, 2012	May 1, 2012	0.06	157	65	222
May 31, 2012	June 1, 2012	0.07	289	91	380
June 30, 2012	July 2, 2012	0.06	313	113	426
July 31, 2012	August 1, 2012	0.07	361	146	507
August 31, 2012	September 4, 2012	0.07	394	173	567
September 30, 2012	October 1, 2012	0.06	429	203	632
October 31, 2012	November 1, 2012	0.07	505	247	752
November 30, 2012	December 3, 2012	0.07	612	287	899
December 17, 2012	December 27, 2012	0.09	917	462	1,379
December 31, 2012	January 2, 2013	0.07	682	341	1,023
			$4,904	$2,236	$7,140
2013:
January 31, 2013	February 1, 2013	$0.07	$787	$395	$1,182
February 28, 2013	March 1, 2013	0.06	797	408	1,205
March 31, 2013	April 1, 2013	0.07	1,008	525	1,533
April 30, 2013	May 1, 2013	0.07	1,098	590	1,688
May 31, 2013	June 1, 2013	0.07	1,276	755	2,031
June 30, 2013	July 1, 2013	0.07	1,396	893	2,289
July 31, 2013	August 1, 2013	0.07	1,608	1,071	2,679
August 31, 2013	September 1, 2013	0.07	1,764	1,285	3,049
September 30, 2013	October 1, 2013	0.07	1,868	1,408	3,276
October 31, 2013	November 1, 2013	0.07	2,092	1,673	3,765
November 30, 2013	December 2, 2013	0.07	2,225	1,799	4,024
December 31, 2013	January 2, 2014	0.07	2,504	2,074	4,578
			$18,423	$12,876	$31,299
2014:
January 31, 2014	February 4, 2014	$0.07	$2,717	$2,317	$5,034
February 28, 2014	March 3, 2014	0.06	2,751	2,399	5,150
March 31, 2014	April 1, 2014	0.07	3,499	3,197	6,696
April 30, 2014	May 1, 2014	0.07	3,816	3,610	7,426

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
May 30, 2014	June 2, 2014	0.07	4,383	4,244	8,627
June 30, 2014	July 1, 2014	0.07	4,584	4,533	9,117
July 31, 2014	August 1, 2014	0.07	5,029	4,986	10,015
August 29, 2014	September 1, 2014	0.07	5,160	5,097	10,257
September 30, 2014	October 2, 2014	0.07	5,198	5,120	10,318
October 31, 2014	November 3, 2014	0.07	5,550	5,510	11,060
November 30, 2014	December 2, 2014	0.07	5,529	5,483	11,012
December 31, 2014	January 2, 2015	0.07	5,852	5,735	11,587
			$54,068	$52,231	$106,299
2015:
January 31, 2015	February 4, 2015	$0.07	$5,948	$5,797	$11,745
February 28, 2015	March 2, 2015	0.07	5,520	5,236	10,756
March 31, 2015	April 1, 2015	0.07	6,265	5,898	12,163
April 30, 2015	May 1, 2015	0.07	6,242	5,849	12,091
May 29, 2015	June 1, 2015	0.07	6,680	5,905	12,585
June 30, 2015	July 1, 2015	0.07	6,485	5,735	12,220
July 31, 2015	August 3, 2015	0.07	6,976	6,126	13,102
August 31, 2015	September 1, 2015	0.07	7,053	6,049	13,102
September 30, 2015	October 1, 2015	0.07	6,870	5,835	12,705
October 31, 2015	November 2, 2015	0.07	7,140	6,030	13,170
November 30, 2015	December 1, 2015	0.07	6,932	5,835	12,767
December 31, 2015	January 4, 2016	0.07	7,224	5,989	13,213
			$79,335	$70,284	$149,619
2016:
January 31, 2016	February 3, 2016	$0.07	$8,922	$4,298	$13,220
February 28, 2016	March 1, 2016	0.07	7,014	5,332	12,346
			$15,936	$9,630	$25,566
			$172,759	$147,322	$320,081

The following table reflects the stock distributions per share that the Company declared on its common stock to date:

Date Declared	Record Date	Payment Date	Per Share	Distribution Percentage	Shares Issued
March 29, 2012	May 1, 2012	May 2, 2012	$0.05	0.49%	25,709

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

On August 11, 2015, the Company adopted a new distribution reinvestment plan (the “New DRIP”). Pursuant to the New DRIP, the Company will reinvest all cash dividends or distributions (“Distributions”) declared by the board of directors of the Company on behalf of investors who do not elect to receive their Distributions in cash as described below (the

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

“Participants”). As a result, if the board of directors of the Company declare a Distribution, then stockholders who have not elected to “opt out” of the New DRIP will have their Distributions automatically reinvested in additional shares of the Company’s common stock at a price equal to NAV per share as estimated in good faith by the Company on the payment date. The New DRIP does not change a stockholder’s election to receive a Distribution in shares of common stock or cash as currently on file with the Plan Administrator. The timing and amount of any future Distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the board of directors of the Company.

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

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses). If our expenses in a given taxable year exceed gross taxable income (e.g., as the result of large amounts of equity-based compensation), we would incur a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to the RIC’s stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such net capital losses, and use them to offset capital gains indefinitely. Due to these limits on the deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the aggregate net income we actually earned during those taxable years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.

The tax character of distributions for the fiscal years ended December 31, 2015, 2014 and 2013 were as follows (dollars in thousands):

	2015		2014		2013
Ordinary income distributions	$133,355	89.1%	$99,603	94.0%	$31,299	100.0%
Capital gains distributions	—	—	6,696	6.0	—	—
Return of capital	16,264	10.9	—	—	—	—
Total distributions	$149,619	100.0%	$106,299	100.0%	$31,299	100.0%

For the years ended December 31, 2015, 2014 and 2013, the reconciliation of net increase in net assets resulting from operations to taxable income is as follows (dollars in thousands):

	2015	2014	2013
Book income from operating activities	$8,053	$79,540	$42,744
Net unrealized (gain) / loss on investments	105,748	30,762	(10,204)
Nondeductible expenses	1,671	5	2,360
Temporary differences	(4,872)	(972)	(393)
Taxable income before deductions for distributions paid	$110,600	$109,335	$34,507

As of December 31, 2015, 2014 and 2013, the components of accumulated gain and losses on a tax basis were as follows (dollars in thousands):

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	2015	2014	2013
Undistributed ordinary income / (loss)	$—	$9,187	$2,806
Undistributed long-term net capital gains/(capital loss carryforward)	(354)	—	1,398
Total undistributed net earnings/(loss carryforward)	(354)	9,187	4,204
Net unrealized gain / (loss) on investments	(115,116)	(16,658)	8,591
Total distributed (undistributable) taxable income	$(115,470)	$(7,471)	$12,795

During 2015, as a result of permanent book-to-tax differences, the Company increased accumulated over distributed net investment income by $17.6 million, and decreased paid-in capital in excess of par value by $20.8 million. The differences were attributable to a reclass of distributions from capital gains to ordinary income, return of capital distributions, non-deductible expenses, and investments in partnerships. Aggregate stockholders’ equity was not affected by this reclassification.

Tax information for the fiscal year ended December 31, 2015 is an estimate and will not be finally determined until the Company files its 2015 tax return.

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

As of December 31, 2015, the Company had a deferred asset of $2.1 million and a deferred liability of $(3.0) million.  Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $2.1 million. As of December 31, 2014, the Company had a deferred asset of $0.9 million and a deferred liability of $(2.4) million pertaining to the unrealized depreciation (appreciation) on investments and a $1.1 million deferred asset pertaining to operating income.  Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $0.9 million and $1.0 million for the deferred tax assets generated from unrealized depreciation and operating income, respectively.  There were no deferred tax assets or liabilities as of December 31, 2013.

The deferred tax asset valuation allowance has been determined pursuant to the provisions of FASB ASC Topic 740, Income Taxes, including the Company's estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized. ASC Topic 740, Income Taxes, tax-planning strategies used in determining the amount of the valuation allowance are prudent and feasible strategies that would, if necessary, be implemented.

As of December 31, 2015, the Company had differences between book basis and tax basis cost of investments of $3.1 million from investments classified as partnerships, passive foreign investment companies, or controlled foreign corporations for US tax purposes and $(5.6) million from amortization of market discounts. As of December 31, 2014, the Company had differences between book basis and tax basis cost of investments of $2.1 million from investments classified as partnerships for US tax purposes and $(0.4) million from amortization of market discounts. As of December 31, 2013, the Company had a $133 thousand difference between book basis and tax basis cost of investments due to amortization of market discounts.

Note 14 — Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2015, 2014, 2013, 2012 and 2011:

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Per share data*:
Net asset value, beginning of period	$9.74	$9.86	$9.41	$9.00	$8.60

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Results of operations (1) Net investment income (loss)	0.66	0.71	0.36	0.63	0.74
Net realized and unrealized appreciation (depreciation) on investments	(0.60)	(0.12)	0.33	0.39	(0.10)
Net realized and unrealized appreciation on total return swap	—	0.09	0.48	0.34	—
Net unrealized appreciation on minority interests	(0.01)	(0.01)	—	—	—
Net unrealized deferred tax	—	(0.02)	—	—	—
Net increase (decrease) in net assets resulting from operations	0.05	0.65	1.17	1.36	0.64

Stockholder distributions (2) Distributions from net investment income	(0.77)	(0.71)	(0.36)	(0.63)	(0.73)
Distributions from net realized gain on investments and total return swap	(0.01)	(0.16)	(0.49)	(0.43)	—
Return of capital	(0.09)	—	—	—	—
Net decrease in net assets resulting from stockholder distributions	(0.87)	(0.87)	(0.85)	(1.06)	(0.73)

Capital share transactions Issuance of common stock (3)	0.18	0.25	0.31	0.39	0.54
Repurchases of common stock (4)	(0.12)	(0.04)	0.04	—	—
Offering costs	(0.01)	(0.11)	(0.22)	(0.28)	(0.05)
Net increase in net assets resulting from capital share transactions	0.05	0.10	0.13	0.11	0.49
Net asset value, end of period	$8.97	$9.74	$9.86	$9.41	$9.00
Shares outstanding at end of period	179,142,028	157,534,040	63,671,644	14,943,215	912,297
Total return (6)	0.67%	7.63%	14.12%	15.19%	7.66%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$1,610,485	$1,535,423	$627,903	$140,685	$8,207
Ratio of net investment income to average net assets (5)(8)(9)	7.11%	7.41%	3.68%	5.51%	5.38%
Ratio of operating expenses to average net assets (5)(8)(9)	5.08%	4.46%	5.14%	3.12%	5.05%
Ratio of incentive fees to average net assets (5) (8)	0.41%	0.51%	1.98%	0.50%	2.26%
Ratio of credit facility related expenses to average net assets (8)	1.65%	0.95%	0.63%	0.85%	4.03%
Portfolio turnover rate (7)	32.21%	89.03%	76.79%	158.35%	1.49%

*Per share information and weighted average common shares outstanding for the year ended December 31, 2011 has been adjusted to reflect a stock dividend of $0.05 per share declared on March 29, 2012.
______________

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(1)
The per share data was derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense waiver and reimbursement equals $0.64 for the year ended December 31, 2015. Net investment income per share excluding the expense waiver and reimbursement equals $0.72 for the year ended December 31, 2014. Net investment income per share excluding the expense waiver and reimbursement equals $0.31 for the year ended December 31, 2013. Net investment income per share excluding the expense waiver and reimbursements equals $1.09 for the year ended December 31, 2012. Net investment income per share excluding the expense waiver and reimbursement equals $(3.17) for the year ended December 31, 2011.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock in the Company’s continuous offering.

(4)
The per share impact of the Company's repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the twelve months ended December 31, 2012. The Company had no repurchases in 2011.

(5)
For the year ended December 31, 2015, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses, and incentive fees to average net assets is 6.89%, 5.30%, and 0.63%, respectively. For the year ended December 31, 2014, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses, and incentive fees to average net assets is 7.53%, 4.58%, and 0.62%, respectively. For the year ended December 31, 2013, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses, and incentive fees to average net assets is 3.17%, 5.66%, and 2.48% , respectively. For the year ended December 31, 2012, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses and incentive fees to average net assets was 3.17%, 5.47%, and 1.71% , respectively. For the year ended December 31, 2011, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses and incentive fees to average net assets was (22.26)%, 32.69%, and 2.26%, respectively.

(6)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the year ended December 31, 2015, includes the effect of the expense waiver and reimbursement which equaled 0.22%. The total return based on net asset value for the year ended December 31, 2014, includes the effect of the expense waiver and reimbursement which equaled 0.11%. The total return based on net asset value for the year ended December 31, 2013, includes the effect of the expense waiver and reimbursement which equaled 0.51%. The total return based on net asset value for the year ended December 31, 2012, includes the effect of the expense waiver and reimbursement which equaled 2.35%. The total return based on net asset value for the year ended December 31, 2011, includes the effect of the expense waiver and reimbursement which equaled 27.64%.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 15 – Selected Quarterly Data (Unaudited)

The following is the quarterly results of operations for the year ended December 31, 2015, 2014 and 2013. The operating results for any quarter are not necessarily indicative of results for any future period (dollars in thousands except share and per share amounts):

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Investment income	$38,316	$51,974	$55,675	$49,881
Operating expenses
Total expenses before expense waivers	20,766	20,479	24,101	19,878
Less: Waiver of management and incentive fees	—	—	—	(3,534)
Total expenses net of expense waivers	20,766	20,479	24,101	16,344
Net investment income before non-controlling interests	17,550	31,495	31,574	33,537
Net investment income attributable to non-controlling interests	(6)	(5)	(1)	12
Net investment income	17,544	31,490	31,573	33,549
Net realized and unrealized gain (loss) on investments and total return swap before non-controlling interests and deferred income taxes	(18,921)	(50,775)	(30,475)	(2,771)
Net unrealized appreciation on minority interest	(2,481)	53	67	(166)
Net deferred income tax expense on unrealized appreciation of investments	(962)	(85)	(98)	511
Net increase in net assets resulting from operations	$(4,820)	$(19,317)	$1,067	$31,123
Per share information - basic and diluted
Net investment income	$0.10	$0.18	$0.19	$0.21
Net increase in net assets resulting from operations	$(0.03)	$(0.11)	$0.01	$0.19
Weighted average common shares outstanding	178,178,553	177,618,986	170,406,339	161,823,970

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
Per share information - basic and diluted
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
Per share information - basic and diluted
Net investment income	$0.11	$0.09	$0.04	$0.12
Net increase in net assets resulting from operations	$0.25	$0.33	$0.25	$0.42
Weighted average common shares outstanding	56,495,770	41,498,369	28,159,751	18,939,009

Note 16 – Senior Securities

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of the years ended December 31, 2015, 2014, 2013, 2012 and 2011. The Company had no senior securities outstanding as of December 31, 2010 or any prior fiscal years.

The following is a summary of the senior securities as of December 31, 2015 (dollars in thousands).

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Wells Fargo Credit Facility	$263,087	$—	$—	N/A
Deutsche Bank Credit Facility	—	—	—	N/A
Citi Credit Facility	270,625	—	—	N/A
UBS Credit Facility	210,000	—	—	N/A
Unsecured Notes	98,526	—	—	N/A
	$842,238	$2,912	$—	N/A

The following is a summary of the senior securities as of December 31, 2014 (dollars in thousands).

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Total Return Swap	$—	$—	$—	N/A
Wells Fargo Credit Facility	288,087	—	—	N/A
Deutsche Bank Credit Facility	60,000	—	—	N/A
Citi Credit Facility	270,625	—	—	N/A
	$618,712	$3,482	$—	N/A

The following is a summary of the senior securities as of December 31, 2013 (dollars in thousands).

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Total Return Swap	$216,106	$—	$—	N/A
Revolving Credit Facility	132,687	—	—	N/A
	$348,793	$2,800	$—	N/A

The following is a summary of the senior securities as of December 31, 2012 (dollars in thousands).

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Total Return Swap	$52,577	$—	$—	N/A
Revolving Credit Facility	33,907	—	—	N/A
	$86,484	$2,627	$—	N/A

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

(3)	Not applicable because senior securities are not registered for public trading.

Note 17 – Schedules of Investments and Advances to Affiliates

The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2015:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2014	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2015
Control Investments
Integrity Nutraceuticals Inc.	Senior Secured First Lien Debt	$2,012	$29,150	$7,636	$(932)	$14	$(6,137)	$29,731
HIG Integrity Nutraceuticals	Equity/Other	—	—	—	—	—	—	—
Integrity Nutraceuticals	Equity/Other	—	—	—	—	—	—	—
Kahala US OpCo LLC	Senior Secured First Lien Debt	354	7,131	2,114	(6,641)	—	—	2,604
Kahala Ireland OpCo Limited	Senior Secured First Lien Debt	13,500	47,843	122,438	—	—	—	170,281
Kahala Ireland OpCo Limited - Common Equity	Equity/Other	—	5,275	—	—	—	24,153	29,428
Kahala Ireland OpCo Limited - Profit Participating Note	Equity/Other	—	1,625	1,625	(148)	—	148	3,250
Kahala US OpCo LLC	Equity/Other	—	7,500	—	(1,770)	(65)	(1,529)	4,136
Park Ave RE Holdings, LLC (2)	Subordinated Debt	2,585	6,107	29,085	—	—	—	35,192
Park Ave RE Holdings, LLC (2) - Common Shares	Equity/Other	—	5,551	595	(1,237)	—	3,206	8,115
Park Ave RE Holdings, LLC (2) - Preferred Shares	Equity/Other	885	7,809	15,836	—	—	—	23,645
Total Control Investments		$19,336	$117,991	$179,329	$(10,728)	$(51)	$19,841	$306,382

Affiliate Investments
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	$1,558	$31,280	$—	$(7,919)	$—	$(4,192)	$19,169
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	(1,980)	22,553	—	(8,396)	—	(3,043)	11,114
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	(1,397)	26,479	—	(8,925)	—	(5,338)	12,216
Danish CRJ LTD.	Senior Secured First Lien Debt	26	181	—	(161)	—	—	20

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2014	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2015
Danish CRJ LTD.	Equity/Other	—	260	—	—	—	774	1,034
Fifth Street Senior Loan Fund LLC 2015-1A Class F	Equity/Other	877	—	8,938	—	—	(415)	8,523
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes	Collateralized Securities	4,005	—	27,486	(747)	—	(3,173)	23,566
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	859	27,128	—	(3,405)	—	(7,611)	16,112
MidOcean Credit CLO II, LLC	Collateralized Securities	2,577	33,712	—	(5,305)	—	(4,804)	23,603
MCF CLO V Warehouse LLC	Equity/Other	2,501	—	23,486	(23,239)	(247)	—	—
MidOcean Credit CLO III, LLC	Collateralized Securities	3,684	36,120	—	(6,290)	—	(6,082)	23,748
MidOcean Credit CLO IV, LLC - Warehouse	Collateralized Securities	—	18,500	—	(18,700)	200	—	—
MidOcean Credit CLO IV, LLC	Collateralized Securities	3,549	—	18,500	(851)	—	(3,437)	14,212
NMFC Senior Loan Program I, LLC	Equity/Other	6,808	49,371	—	—	—	(3,377)	45,994
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	6,435	30,474	—	(2,314)	—	(3,699)	24,461
Ocean Trails CLO V, LTD.	Collateralized Securities	3,927	34,607	—	(4,352)	—	(4,298)	25,957
OFSI Fund VI, Ltd. Subordinated Notes	Collateralized Securities	1,318	32,707	—	(8,384)	—	(4,118)	20,205
PennantPark Credit Opportunities Fund II, LP	Equity/Other	834	10,764	1,615	(3,229)	301	(369)	9,082
Related Fee Agreements	Collateralized Securities	—	15,081	1,220	(3,514)	—	(1,108)	11,679
South Grand MM CLO I, LLC	Collateralized Securities	2,690	27,744	2,880	(1,100)	22	(391)	29,155
Silver Spring CLO, Ltd.	Collateralized Securities	(955)	27,398	—	(7,416)	—	(7,713)	12,269
THL Credit Greenway Fund II LLC	Equity/Other	1,482	18,877	230	(2,412)	—	215	16,910
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	817	27,570	—	(7,017)	—	(6,598)	13,955
Total Affiliate Investments		$39,615	$470,806	$84,355	$(123,676)	$276	$(68,777)	$362,984
Total Control & Affiliate Investments		$58,951	$588,797	$263,684	$(134,404)	$225	$(48,936)	$669,366
______________________________________________________

(1)	The principal amount and ownership detail are shown in the Consolidated Schedules of Investments.

(2)
This investment is deemed significant under the SEC Rule 4-08(g). As of December 31, 2015, Park Ave RE Holdings LLC had total assets and liabilities of approximately $104.7 million and $79.5 million, respectively. Total revenue and net income for the year ended December 31, 2015 were approximately $5.8 million and $0.7 million, respectively.

The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2014:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value December 31, 2013	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2014
Control Investments
Kahala US OpCo LLC	Senior Secured First Lien Debt	$2,273	$15,860	$11,696	$(20,425)	$—	$—	$7,131
Kahala Ireland OpCo LLC	Senior Secured First Lien Debt	1,500	—	47,843	—	—	—	47,843
Kahala Ireland OpCo LLC - Common Equity	Equity/Other	—	—	—	—	—	5,275	5,275
Kahala Ireland OpCo LLC - Profit Participating Note	Equity/Other	—	—	3,216	(1,627)	—	36	1,625
Kahala US OpCo LLC	Equity/Other	10	—	13,919	(7,640)	—	1,221	7,500

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value December 31, 2013	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2014
Kahala Aviation Holdings, LLC (2) (3)	Equity/Other	—	—	—	—	—	—	—
Kahala Aviation Holdings, LLC - Preferred Shares (3)	Equity/Other	—	5,271	2,525	(7,796)	—	—	—
Park Ave RE Holdings, LLC	Subordinated Debt	1,293	9,750	18,058	(21,701)	—	—	6,107
Park Ave RE Holdings, LLC	Equity/Other	—	—	9,049	(9,049)		—	—
Park Ave RE Holdings, LLC - Common Shares	Equity/Other	—	—	1,229	—	—	4,322	5,551
Park Ave RE Holdings, LLC - Preferred Shares	Equity/Other	587	—	7,809	—	—	—	7,809
Park Ave RE, Inc. (3)	Equity/Other	—	33	46	—	(79)	—	—
Park Ave RE, Inc. - Preferred Shares (3)	Equity/Other	—	3,218	4,591	(7,809)	—	—	—
Total Control Investments		$5,663	$34,132	$119,981	$(76,047)	$(79)	$10,854	$88,841

Affiliate Investments
Apidos XVI CLO, LTD. Subordinated Notes	Collateralized Securities	$1,487	$13,650	$—	$(12,762)	$(888)	$—	$—
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	2,904	—	35,420	(1,686)	—	(2,454)	31,280
Catamaran CLO 2013-1 Ltd. Subordinated Notes	Collateralized Securities	247	20,404	—	(21,176)	3,236	(2,464)	—
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	3,584	28,086	—	(4,497)	—	(1,036)	22,553
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	2,558	—	51,487	(23,705)	157	(1,460)	26,479
Danish CRJ LTD.	Senior Secured First Lien Debt	20	—	181	—	—	—	181
Danish CRJ LTD.	Equity/Other	—	—	501	(500)		259	260
Fifth Street Senior Loan Fund I, LLC	Equity/Other	777	—	35,000	—	—	—	35,000
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	2,001	—	63,400	(35,536)	—	(736)	27,128
Garrison Funding 2013-1 Ltd. Subordinated Notes	Collateralized Securities	42	15,000	—	(18,297)	3,297	—	—
JMP Credit Advisors CLO II Ltd. Subordinated Notes	Collateralized Securities	28	6,099	—	(6,303)	603	(399)	—
MidOcean Credit CLO II, LLC	Collateralized Securities	4,614	—	34,058	(1,034)	—	688	33,712
MidOcean Credit CLO II, Ltd. Subordinated Notes	Collateralized Securities	184	20,543	—	(20,543)	—	—	—
MidOcean Credit CLO III, LLC	Collateralized Securities	2,753	—	37,180	(1,820)	60	700	36,120
MidOcean Credit CLO IV, LLC	Collateralized Securities	627	—	18,500	—	—	—	18,500
NMFC Senior Loan Program I, LLC	Equity/Other	1,984	—	50,000	—	—	(629)	49,371
NewStar Arlington Fund, LLC	Equity/Other	1,806	30,000	214	(30,214)	—	—	—
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	74	—	29,514	—	—	960	30,474
Ocean Trails CLO V, LTD.	Collateralized Securities	2,508	—	77,722	(41,882)	—	(1,233)	34,607
OFSI Fund VI, Ltd. Subordinated Notes	Collateralized Securities	2,896	—	32,895	—	—	(188)	32,707
OFSI Fund VI, Ltd. Warehouse	Collateralized Securities	—	—	17,000	(17,000)	—	—	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other	724	10,550	—	—	—	214	10,764
Related Fee Agreements	Collateralized Securities	—	—	15,440	(439)	—	80	15,081
Shackleton 2014-V CLO, LTD. Subordinated Notes	Collateralized Securities	994	—	35,000	(35,000)	—	—	—

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value December 31, 2013	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at December 31, 2014
Shackleton 2014-5A CLO, LTD. Subordinated Notes	Collateralized Securities	—	—	35,800	(37,120)	1,320	—	—
Silver Spring CLO, Ltd.	Collateralized Securities	1,894	—	59,701	(30,000)	—	(2,303)	27,398
South Grand MM CLO I, LLC	Equity/Other	1,385	872	26,872	(451)	—	451	27,744
THL Credit Greenway Fund II LLC	Equity/Other	1,325	9,005	10,844	(698)	—	(274)	18,877
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	2,841	—	30,690	(2,086)	—	(1,034)	27,570
Total Affiliate Investments		$40,257	$154,209	$697,419	$(342,749)	$7,785	$(10,858)	$505,806
Total Control & Affiliate Investments		$45,920	$188,341	$817,400	$(418,796)	$7,706	$(4)	$594,647
______________________________________________________

(1)	The principal amount and ownership detail are shown in the Consolidated Schedules of Investments.

(2)	In accordance with the subscription agreement executed with Kahala Aviation Holdings, LLC dated December 23, 2013, the Company owns 84 common units of shares.

(3)	The Company consolidated Kahala Aviation Holdings, LLC and Park Ave RE, Inc. within its Consolidated Financial Statements beginning in the period ended June 30, 2014.

Note 18 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements except for the following:

DRIP Sales

From January 1, 2016 to March 9, 2016, the Company has issued 1.7 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $15.6 million.

Administration Agreement

On February 9, 2016, the Company and ARC Advisory Services, LLC (“ARC Advisory”), a wholly-owned subsidiary of the Company’s investment adviser, entered into an agreement for ARC Advisory to provide the Company with administrative services necessary for the Company’s operation (the “ARC Administration Agreement”). Pursuant to the ARC Administration Agreement, ARC Advisory provides the Company with, among other things, office facilities, equipment, clerical, bookkeeping and record keeping services. In addition, ARC Advisory assists the Company in determining and publishing the Company’s net asset value and the filing of the Company’s tax returns. The Company will reimburse ARC Advisory for the costs and expenses incurred by ARC Advisory in performing its obligations pursuant to the ARC Administration Agreement.

Amended and Restated SRP

On March 8, 2016, the Company’s board of directors amended the Company’s SRP. The Company will begin to make tender offers on a semi-annual basis, instead of on a quarterly basis as was done previously. The Company will continue to limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% at each semi-annual tender offer. In addition, in the event of a stockholder’s death or disability, any repurchases of shares made in connection with a stockholder’s death or disability may be included within the overall limitation imposed on tender offers during the relevant redemption period, which provides that the Company may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Sponsor Transaction

In January 2016, AR Global became the successor business to AR Capital, LLC and became the parent of the Company's current Sponsor.

RCS Capital Corporation Bankruptcy

RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided us with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Company's sponsor.

American National Stock Transfer, LLC Termination

On February 10, 2016, AR Global received written notice from ANST, the Company's transfer agent and an affiliate of the Company's Former Dealer Manager, that it would wind down operations by the end of the month. ANST withdrew as the transfer agent effective February 29, 2016. Subsequently, effective February 26, 2016, we entered into a definitive agreement with our previous provider of sub-transfer agency services to provide us directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).