Form 10-Q
period 2016-03-31
Business Development Corp of America
filed 2016-05-13
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
    The number of shares of the registrant's common stock, $0.001 par value, outstanding as of May 12, 2016 was 178,463,821.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2016

PART I

Item 1. Condensed Consolidated Financial Statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands except share and per share data)

	March 31,	December 31,
	2016	2015
ASSETS	(Unaudited)
Investments, at fair value:
Control Investments, at fair value (amortized cost of $291,981 and $282,567, respectively)	$323,193	$306,382
Affiliate Investments, at fair value (amortized cost of $418,032 and $439,141, respectively)	333,689	362,984
Non-affiliate Investments, at fair value (amortized cost of $1,743,196 and $1,707,195, respectively)	1,665,156	1,641,915
Investments, at fair value (amortized cost of $2,453,209 and $2,428,903, respectively)	2,322,038	2,311,281
Cash and cash equivalents	196,538	150,412
Receivable for unsettled trades	238	1,404
Interest receivable	21,641	22,772
Prepaid expenses and other assets	2,384	4,886
Total assets	$2,542,839	$2,490,755

LIABILITIES
Revolving credit facility (net of deferred financing costs of $6,106 and $6,944, respectively)	$817,606	$736,768
Unsecured notes payable (net of deferred financing costs of $555 and $586, respectively)	98,050	97,940
Stockholder distributions payable	13,081	13,213
Management fees payable	9,280	9,532
Accounts payable and accrued expenses	10,560	8,486
Payable for unsettled trades	8,877	6,683
Interest and credit facility fees payable	4,624	6,507
Payable for common stock repurchases	—	924
Due to affiliate	187	197
Directors fees payable	58	20
Total liabilities	$962,323	$880,270
Commitments and contingencies (Note 6)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 shares authorized, 177,922,785 and 179,142,028 shares issued and outstanding, respectively	178	179
Additional paid in capital	1,721,166	1,737,893
Accumulated over distributed net investment income	(7,656)	(7,656)
Accumulated over distributed realized losses	(2,208)	(3,405)
Net unrealized depreciation, net of deferred taxes	(135,088)	(120,645)
Total net assets attributable to Business Development Corporation of America	1,576,392	1,606,366
Net assets attributable to non-controlling interest	4,124	4,119
Total net assets	1,580,516	1,610,485

Total liabilities and net assets	$2,542,839	$2,490,755

Net asset value per share	$8.86	$8.97

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Investment income:
Interest from investments
Control investments	$6,907	$2,130
Affiliate investments	8,449	16,702
Non-control/Non-affiliate investments	39,165	28,833
Total interest from investments	54,521	47,665
Interest from cash and cash equivalents	42	10
Total interest income	54,563	47,675
Other income	2,355	2,206
Total investment income	56,918	49,881

Operating expenses:
Management fees	9,413	8,235
Subordinated income incentive fees	—	5,242
Interest and credit facility financing expenses	9,336	4,291
Professional fees	1,570	1,224
Other general and administrative	2,630	613
Administrative services	250	203
Insurance	55	52
Directors fees	126	18
Expenses before expense waivers	23,380	19,878
Waiver of management and incentive fees	—	(3,534)
Total expenses net of expense waivers	23,380	16,344

Net investment (gain) loss attributable to noncontrolling interests	7	(12)

Net investment income	33,531	33,549

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from investments
Control investments	—	(65)
Affiliate investments	180	200
Non-control/non-affiliate investments	1,017	184
Total net realized gain from investments	1,197	319
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	6,501	1,682
Affiliate investments	(8,186)	(4,965)
Non-control/non-affiliate investments	(12,759)	704
Total net change in unrealized depreciation on investments, net of deferred taxes	(14,444)	(2,579)
Net change in unrealized depreciation attributable to non-controlling interests	$—	$(166)
Net realized and unrealized loss on investments	$(13,247)	$(2,426)
Net increase in net assets resulting from operations	$20,284	$31,123
Per share information - basic and diluted
Net investment income	$0.19	$0.21
Net increase in net assets resulting from operations	$0.11	$0.19
Weighted average shares outstanding	179,076,365	161,823,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Operations:
Net investment income	$33,531	$33,549
Net realized gain from investments	1,197	319
Net change in unrealized depreciation on investments, net of deferred taxes	(14,444)	(2,579)
Net change in unrealized depreciation attributable to non-controlling interests	—	(166)
Net increase in net assets from operations	20,284	31,123
Stockholder distributions:
Distributions from net investment income	(33,531)	(34,663)
Return of capital	(5,118)	—
Net decrease in net assets from stockholder distributions	(38,649)	(34,663)
Capital share transactions:
Issuance of common stock, net of issuance costs	—	68,791
Reinvestment of stockholder distributions	15,621	16,767
Repurchases of common stock	(27,230)	(4,522)
Net increase (decrease) in net assets from capital share transactions	(11,609)	81,036
Total increase in net assets	(29,974)	77,496
Increase in non-controlling interest	5	154
Total increase (decrease) in net assets	(29,969)	77,650
Net assets at beginning of period	1,610,485	1,535,423
Net assets at end of period	$1,580,516	$1,613,073

Net asset value per common share	$8.86	$9.72
Common shares outstanding at end of period	177,922,785	165,691,398

Accumulated under/(over) distributed net investment income	$(7,656)	$6,596
Accumulated over distributed realized losses	$(2,208)	$(220)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Operating activities:
Net increase in net assets from operations	$20,284	$31,123
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Paid-in-kind interest income	(7,093)	(178)
Net accretion of discount on investments	(1,683)	(1,115)
Amortization of deferred financing costs	894	399
Sales and repayments of investments	130,008	206,558
Purchase of investments	(144,341)	(278,275)
Net realized gain from investments	(1,197)	(319)
Net unrealized (appreciation) depreciation on investments	13,548	3,090
(Increase) decrease in operating assets:
Interest receivable	1,131	(1,497)
Prepaid expenses and other assets	2,503	(521)
Receivable for unsettled trades	1,166	15,374
Increase (decrease) in operating liabilities:
Payable for unsettled trades	2,194	11,798
Management fees payable	(252)	(2,118)
Interest and credit facility fees payable	(1,883)	(7)
Accounts payable and accrued expenses	2,074	(918)
Payable for common stock repurchases	(924)	323
Directors fees payable	38	6
Net cash provided by (used in) operating activities	16,467	(16,277)

Financing activities:
Proceeds from issuance of shares of common stock, net	—	68,791
Repurchases of common stock	(27,230)	(4,522)
Decrease (increase) in deferred offering costs receivable	—	2,658
Proceeds from revolving credit facility	80,000	—
Payments on revolving credit facility	—	(10,000)
Proceeds from unsecured notes	79	—
Payments of financing cost	(25)	(100)
Payments to affiliate	(10)	(1,760)
Stockholder distributions	(23,160)	(17,319)
Increase in non-controlling interest	5	154
Net cash provided by financing activities	29,659	37,902

Net increase in cash and cash equivalents	46,126	21,625
Cash and cash equivalents, beginning of period	150,412	206,872
Cash and cash equivalents, end of period	$196,538	$228,497
Supplemental information:
Interest paid during the period	$10,180	$3,928
Taxes, including excise tax, paid during the period	$85	$255

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2016 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (n)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)

Senior Secured First Lien Debt - 92.1% (b)
Ability Networks Inc. (j)	Health Care Providers & Services	L+5.00% (6.00%), 5/14/2021	$13,818	$13,723	$13,567	0.9%
Adams Publishing Group, LLC (i)	Media	L+6.75% (7.75%), 11/3/2020	18,525	18,184	18,525	1.2%
AM General LLC (j)	Aerospace & Defense	L+9.00% (10.25%), 3/22/2018	5,075	4,772	3,705	0.2%
Amports, Inc. (k)	Transportation Infrastructure	L+8.00% (9.00%), 5/19/2020	15,000	14,922	14,775	0.9%
Amteck, LLC (f) (i) (m)	Commercial Services & Supplies	L+8.50% (9.50%), 7/2/2020	24,375	24,012	23,766	1.5%
Answers Corporation (i) (j)	Internet Software & Services	L+5.25% (6.25%), 10/3/2021	34,563	33,603	22,783	1.4%
AP Gaming I, LLC (i) (j)	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 12/21/2020	30,587	30,342	28,079	1.8%
APCO Holdings (i)	Diversified Consumer Services	L+6.00% (7.00%), 1/29/2022	9,000	8,731	8,730	0.6%
Aperture Group LLC (i)	Diversified Financial Services	L+6.25% (7.25%), 8/29/2019	7,388	7,362	7,240	0.5%
Applied Merchant Systems West Coast, Inc. (m)	Diversified Financial Services	L+11.50% (12.50%), 10/26/2020	21,148	21,000	20,724	1.3%
Ascensus, Inc. (f) (j)	IT Services	L+4.50%, (5.50%), 12/3/2022	16,899	15,926	16,307	1.0%
Asurion (j)	IT Services	L+3.75% (5.00%), 5/24/2019	19,352	18,651	19,062	1.1%
Avaya, Inc. Term Loan B-3 (j)	Communications Equipment	L+4.50% (5.12%), 10/26/2017	9,685	8,092	7,777	0.5%
Avaya, Inc. Term Loan B-6 (j)	Communications Equipment	L+5.50% (6.50%), 3/31/2018	8,457	8,464	6,195	0.4%
Avaya, Inc. Term Loan B-7 (i) (j)	Communications Equipment	L+5.25% (6.25%), 5/29/2020	9,882	9,798	6,575	0.4%
AxleTech International, LLC (i)	Machinery	L+6.50% (7.50%), 1/5/2021	19,750	19,591	19,059	1.2%
Basho Technologies, Inc. (l)	Software	14.00%, 3/9/2018	10,338	10,167	10,441	0.7%
Broder Bros, Co. (m)	Distributors	L+5.75% (7.00%), 6/3/2021	7,410	7,271	7,410	0.4%
Broder Bros, Co. (m)	Distributors	L+12.25% (13.50%), 6/3/2021	7,440	7,300	7,440	0.5%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (e) (l) (o) (t)	Food Products	L+12.50% (13.50%), 4/28/2019	46,063	45,334	31,093	2.0%
Catapult Learning, LLC (i) (m)	Diversified Investment Vehicles	L+8.10% (9.10%), 7/16/2020	27,500	27,027	26,813	1.7%
CCW, LLC (f) (i)	Hotels, Restaurants & Leisure	L+7.00% (8.00%), 3/21/2021	25,000	24,627	24,627	1.6%
Central Security Group, Inc. (i) (j)	Commercial Services & Supplies	L+5.63% (6.63%), 10/6/2020	25,750	25,323	24,977	1.6%
CH Hold Corp. (i)	Diversified Consumer Services	L+5.25% (6.25%), 11/20/2019	15,222	15,073	15,070	1.0%
Chicken Soup for the Soul Publishing, LLC (i) (k)	Media	L+6.00% (7.25%), 1/8/2019	29,400	29,195	29,253	1.9%
Clover Technologies Group, LLC (j)	Commercial Services & Supplies	L+4.50% (5.50%), 5/8/2020	14,206	14,110	12,714	0.8%
ConvergeOne Holdings Corp. (j)	Diversified Consumer Services	L+5.00% (6.00%), 6/17/2020	16,728	16,619	16,059	1.0%
Danish CRJ LTD. (a) (p)	Aerospace & Defense	13.50%	20	20	20	—%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2016 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (n)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
DigiCert, Inc (j)	Internet Software & Services	L+5.00% (6.00%), 10/21/2021	$10,973	$10,666	$10,643	0.7%
Doskocil Manufacturing Company, Inc. (k) (m)	Household Durables	L+8.70% (9.70%), 11/10/2020	15,000	14,758	15,000	0.9%
Eagle Rx, LLC (i)	Health Care Providers & Services	L+6.00% (7.00%), 8/15/2019	15,419	15,366	15,496	1.0%
ECI Acquisition Holdings, Inc. (i)	Internet Software & Services	L+6.25% (7.25%), 3/11/2019	12,874	12,835	12,680	0.8%
Emergency Communications Network, LLC (m)	Internet Software & Services	L+7.00% (8.00%), 6/12/2021	19,850	19,592	19,255	1.2%
ERG Holding Company (f) (i)	Health Care Providers & Services	L+6.75% (8.00%), 4/4/2019	17,103	16,883	16,847	1.1%
Excelitas Technologies Corp. (j)	Electronic Equipment, Instruments & Components	L+5.00% (6.00%), 11/2/2020	13,868	13,811	12,238	0.8%
GEM Holdings Group, LLC (i)	Hotels, Restaurants & Leisure	L+9.00% (10.00%), 11/22/2020	15,707	15,669	15,707	1.0%
GK Holdings, Inc. (j)	Professional Services	L+5.50% (6.50%), 1/30/2021	3,950	3,918	3,911	0.2%
Greenwave Holdings, Inc. (l)	Internet Software & Services	13.00%, 7/8/2019	15,299	15,149	15,299	1.0%
GTCR Valor Companies, Inc. (i) (j)	Software	L+5.00% (6.00%), 5/30/2021	32,488	31,910	32,190	2.0%
Hanna Anderson, LLC (f) (i)	Specialty Retail	L+7.25% (8.25%), 4/21/2019	15,272	15,176	15,272	1.0%
Icynene US Acquisition Corp. (f) (m) (i)	Building Products	L+6.25% (7.25%), 11/4/2020	23,760	23,395	23,760	1.5%
ILC Dover LP (i)	Aerospace & Defense	P+6.00% (9.50%), 3/20/2020	14,250	14,203	12,113	0.8%
InMotion Entertainment Group, LLC (f) (i)	Specialty Retail	L+7.75% (9.00%), 10/1/2018	15,035	14,866	15,035	1.0%
IPC Corp. (j)	Diversified Telecommunication Services	L+4.50% (5.50%), 8/6/2021	9,257	9,086	8,578	0.5%
Jackson Hewitt, Inc. (j)	Diversified Consumer Services	L+7.00% (8.00%), 7/30/2020	7,000	6,900	6,790	0.4%
K&N Engineering, Inc. (i)	Specialty Retail	L+4.25% (5.25%), 7/11/2019	4,963	4,942	4,789	0.3%
K2 Pure Solutions NoCal, L.P. (i)	Chemicals	L+6.00% (7.00%), 8/19/2019	6,500	6,426	6,500	0.4%
Kahala Ireland OpCo Limited (a) (o) (l)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	175,938	175,938	175,938	11.1%
Kahala US OpCo LLC (o) (l)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	2,690	2,690	2,690	0.2%
Land Holdings I, LLC (m)	Hotels, Restaurants & Leisure	12.00%, 6/26/2019	30,000	29,610	30,600	1.9%
Liquidnet Holdings, Inc. (a) (j)	Capital Markets	L+6.75% (7.75%), 5/22/2019	6,106	6,077	5,938	0.4%
MCS AMS Sub-Holdings LLC (j)	Real Estate Management & Development	L+6.50% (7.50%), 10/15/2019	12,750	12,472	10,710	0.7%
Motion Recruitment Partners, LLC (f) (i)	Professional Services	L+6.00% (7.00%), 2/13/2020	18,876	18,536	18,875	1.2%
Motorsports Aftermarket Group, Inc. (i) (j)	Auto Components	L+4.00% (5.00%), 5/14/2021	26,512	24,876	13,919	0.9%
National Technical Systems, Inc. (i) (f)	Professional Services	L+6.00% (7.00%), 6/12/2021	19,900	19,728	19,502	1.2%
NexSteppe Inc. (l)	Chemicals	13.00%, 3/30/2018	10,310	9,839	9,846	0.6%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2016 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (n)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Noosa Acquirer, Inc. (i) (m)	Food Products	L+5.25% (6.25%), 11/21/2020	$25,000	$24,710	$25,000	1.6%
North Atlantic Trading Company, Inc. (i) (j)	Food Products	L+6.50% (7.75%), 1/13/2020	17,476	17,442	17,214	1.1%
Orchid Underwriters Agency, LLC (f) (m)	Insurance	10.00%, 11/6/2019	14,768	14,609	14,547	0.9%
Otter Box Holdings, Inc. (j)	Electronic Equipment, Instruments & Components	L+4.75% (5.75%), 6/3/2020	15,672	15,407	13,478	0.9%
PeopLease Holdings, LLC (i)	Commercial Services & Supplies	L+9.00% (10.00%), 2/26/2021	20,000	19,802	20,000	1.2%
PGX Holdings, Inc. (j)	Transportation Infrastructure	L+4.75% (5.75%), 9/29/2020	13,856	13,769	13,763	0.9%
Plaskolite (j)	Chemicals	L+4.75% (5.75%), 11/3/2022	7,000	6,934	6,939	0.4%
Premier Dental Services, Inc. (i) (j)	Health Care Providers & Services	L+6.50% (7.50%), 11/1/2018	22,488	22,421	20,239	1.3%
Pre-Paid Legal Services, Inc. (j)	Diversified Consumer Services	L+5.25% (6.50%), 7/1/2019	11,683	11,724	11,607	0.7%
Pride Plating, Inc. (i)	Aerospace & Defense	L+5.50% (6.50%), 6/13/2019	9,557	9,503	9,325	0.6%
PSKW, LLC (i)	Health Care Providers & Services	L+4.25% (5.25%), 11/25/2021	2,194	2,173	2,172	0.1%
PSKW, LLC (k) (m)	Health Care Providers & Services	L+8.42% (9.42%), 11/25/2021	17,750	17,416	17,394	1.1%
Pure Barre, LLC (f) (i) (m)	Hotels, Restaurants & Leisure	L+7.00% (8.00%), 6/11/2020	29,775	29,337	29,477	1.9%
RedPrairie Corp. (j)	Software	L+5.00% (6.00%), 12/21/2018	17,900	17,507	16,577	1.0%
Resco Products, Inc. (i)	Metals & Mining	L+6.25% (6.87%), 9/7/2016	10,000	9,976	9,750	0.6%
RVNB Holdings, Inc. (dba All My Sons Moving & Storage) (f) (i)	Diversified Consumer Services	L+7.75% (8.75%), 2/25/2020	23,138	22,776	22,560	1.4%
Sage Automotive Holdings, Inc. (j)	Auto Components	L+5.00% (6.00%), 10/8/2020	7,338	7,269	7,118	0.5%
SHO Holding II Corporation (j)	Specialty Retail	L+5.00% (6.00%), 10/27/2022	12,000	11,885	11,880	0.8%
Squan Holding Corp. (i)	Diversified Telecommunication Services	L+8.75% (9.75%), 10/10/2019	20,974	20,680	19,401	1.2%
Squan Holding Corp. (f) (i)	Diversified Telecommunication Services	L+8.75% (9.75%), 12/31/2016	1,045	1,045	1,045	0.1%
STG-Fairway Acquisitions, Inc. (j)	Professional Services	L+5.25% (6.25%), 6/30/2022	13,359	13,177	12,959	0.8%
Stratose Intermediate Holdings II, LLC (j)	Life Sciences Tools & Services	L+5.00% (6.00%), 1/26/2022	9,975	9,878	9,975	0.6%
SunGard Availability Services Capital, Inc. (j)	IT Services	L+5.00% (6.00%), 3/31/2019	8,827	8,771	7,782	0.5%
Taqua, LLC (l)	Wireless Telecommunication Services	13.50%, 7/31/2019	13,226	13,051	12,763	0.8%
Tax Defense Network, LLC (f) (i) (m)	Diversified Consumer Services	L+7.50% (8.50%), 8/28/2019	26,000	25,636	25,610	1.6%
Total Outdoor Holdings Corp.	Media	L+5.25% (6.25%), 8/28/2019	13,000	12,822	13,260	0.8%
Transportation Insight, LLC (i) (m)	Air Freight & Logistics	L+5.25% (6.25%), 9/30/2019	20,846	20,616	20,533	1.3%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2016 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (n)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Trojan Battery Company, LLC (j)	Auto Components	L+4.75% (5.75%), 6/12/2021	$10,667	$10,586	$10,494	0.7%
Turning Tech LLC (f) (i) (m)	Software	L+8.75% (9.36%), 6/30/2020	23,875	23,469	23,278	1.5%
Twenty Eighty, Inc. (j) (m)	Media	L+6.00% (7.00%), 9/30/2019	22,367	21,172	16,831	1.1%
United Central Industrial Supply Company, LLC (i) (j)	Commercial Services & Supplies	L+6.25% (7.50%), 10/9/2018	8,708	8,636	5,529	0.3%
VetCor Professional Practices LLC (f) (i)	Diversified Consumer Services	L+6.00% (7.00%), 4/20/2021	14,130	14,005	13,918	0.9%
Sub Total Senior Secured First Lien Debt				$1,522,760	$1,455,325	92.1%

Senior Secured Second Lien Debt - 21.0% (b)
Ability Networks Inc. (k)	Health Care Providers & Services	L+8.25% (9.25%), 5/16/2022	$12,050	$11,957	$11,387	0.7%
Appriss Holdings, Inc. (m)	IT Services	L+8.25% (9.25%), 5/21/2021	19,650	19,410	19,355	1.2%
Asurion LLC	IT Services	L+7.50% (8.50%), 3/3/2021	10,000	9,197	9,342	0.6%
Boston Market Corporation (k) (m)	Hotels, Restaurants & Leisure	L+7.63% (8.63%), 12/16/2018	24,538	24,323	24,538	1.6%
BrandMuscle Holdings Inc. (k) (m)	Internet Software & Services	L+8.50% (9.50%), 6/1/2022	24,500	24,035	24,500	1.6%
Cayan Holdings (m)	IT Services	L+8.50% (9.50%), 3/24/2022	20,000	19,532	19,600	1.3%
CIG Financial, LLC (a) (f) (m)	Consumer Finance	10.50%, 6/30/2019	15,000	14,902	14,325	0.9%
CPX Interactive Holdings, LP (l)	Media	L+12.00% (13.00%), 3/26/2018	20,722	19,969	17,925	1.1%
CREDITCORP (k)	Consumer Finance	12.00%, 7/15/2018	13,250	13,203	7,751	0.5%
Epic Health Services, Inc. (m)	Health Care Providers & Services	L+8.25% (9.25%), 8/17/2021	12,333	12,180	12,148	0.8%
High Ridge Brands Co. (k) (m)	Personal Products	L+8.50% (9.50%), 4/11/2020	22,500	22,273	22,500	1.4%
J. C. Bromac Corporation (dba EagleRider, Inc.) (f) (m)	Hotels, Restaurants & Leisure	L+8.75% (9.50%), 2/10/2021	10,000	9,883	9,925	0.6%
K&N Engineering, Inc. (k)	Specialty Retail	L+8.63% (9.63%), 7/11/2020	13,000	12,791	12,414	0.8%
Linc Energy Finance USA, Inc. (t)	Oil, Gas & Consumable Fuels	12.50%, 10/31/2017	9,000	8,914	90	—%
NCP Finance Limited Partnership (j) (k)	Consumer Finance	L+9.75% (11.00%), 10/1/2018	17,554	17,450	14,921	0.9%
Prime Security Services Borrower, LLC (j)	Commercial Services & Supplies	L+8.75% (9.75%), 7/1/2022	12,500	12,332	11,563	0.7%
Rx30 HoldCo, Inc. (m)	HealthCare Technology	L+8.25% (9.25%), 6/15/2022	11,500	11,296	11,213	0.7%
Sage Automotive Holdings, Inc. (m)	Auto Components	L+8.00% (9.00%), 10/8/2021	13,000	12,896	12,740	0.8%
Schulman Associates Institutional Review Board, Inc. (m)	Life Sciences Tools & Services	L+8.00% (9.00%), 6/3/2021	17,000	16,729	16,320	1.0%
Stratose Intermediate Holdings II, LLC (k) (m)	HealthCare Providers & Services	L+9.50% (10.50%), 12/30/2021	30,000	29,526	29,550	1.9%
U.S. Auto (m)	Diversified Consumer Services	L+10.50% (11.50%), 6/8/2020	30,000	29,557	29,250	1.9%
Sub Total Senior Secured Second Lien Debt				$352,355	$331,357	21.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2016 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (n)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Subordinated Debt - 5.8% (b)
Gold, Inc. (k)	Textiles, Apparel & Luxury Goods	11.00%, 6/30/2019	$10,858	$10,750	$10,858	0.7%
Park Ave RE Holdings, LLC (d) (o) (l)	Real Estate Management & Development	L+8.00% (13.00%), 12/29/2017	35,192	35,192	35,192	2.2%
Steel City Media (l)	Media	16.00%, 3/29/2020	20,783	20,455	19,952	1.3%
Visionary Integration Professionals, LLC (l)	IT Services	17.00%, 12/3/2018	13,721	13,005	10,977	0.7%
Xplornet Communications, Inc. (a) (l)	Diversified Telecommunication Services	13.00%, 10/25/2020	12,864	12,864	13,314	0.8%
Zimbra, Inc. (t)	Software	12.00%, 7/10/2018	1,203	1,203	1,828	0.1%
Sub Total Subordinated Debt				$93,469	$92,121	5.8%

Collateralized Securities - 15.0% (b)
Collateralized Securities - Debt Investment
Fifth Street Senior Loan Fund I, LLC - 1A Class F (a) (p)	Diversified Investment Vehicles	L+7.50%, 1/19/2027	$10,728	$8,978	$8,307	0.5%
Collateralized Securities - Equity Investment
B&M CLO 2014-1, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	8.35%, 4/16/2026	40,250	24,308	16,673	1.1%
CVP Cascade CLO, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	6.04%, 1/16/2026	31,000	14,339	8,865	0.6%
CVP Cascade CLO-2, LTD. Subordinated Notes (a) (e) (p) (v)	Diversified Investment Vehicles	7/18/2026	35,250	17,076	10,868	0.7%
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	13.31%, 1/19/2027	31,575	25,558	21,634	1.4%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	5.40%, 1/15/2027	35,057	23,134	13,931	0.9%
MidOcean Credit CLO II, LLC (a) (p) (v)	Diversified Investment Vehicles	11.95%, 1/29/2025	37,600	26,550	22,221	1.4%
MidOcean Credit CLO III, LLC (a) (p) (v)	Diversified Investment Vehicles	15.83%, 7/21/2026	40,250	27,637	22,739	1.4%
MidOcean Credit CLO IV, LLC (a) (p) (v)	Diversified Investment Vehicles	18.24%, 4/15/2027	21,500	16,940	14,102	0.9%
NewStar Arlington Senior Loan Program LLC Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	16.52%, 7/25/2025	31,603	26,210	23,210	1.5%
Ocean Trails CLO V, LTD. (a) (p) (v)	Diversified Investment Vehicles	12.87%, 10/13/2026	40,518	30,438	24,716	1.6%
OFSI Fund VI, Ltd. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	2.07%, 3/20/2025	38,000	22,676	17,850	1.1%
Related Fee Agreements (a) (p) (s)	Diversified Investment Vehicles		—	13,208	11,612	0.7%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2016 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (n)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Silver Spring CLO, Ltd. (a) (e) (p) (v)	Diversified Investment Vehicles	10/16/2026	$31,500	$20,154	$6,489	0.4%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (e) (p) (v)	Diversified Investment Vehicles	5/1/2026	36,000	19,673	12,042	0.8%
Sub Total Collateralized Securities				$316,879	$235,259	15.0%

Equity/Other - 13.2% (b)
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant (e)	Software		$306	$—	$28	—%
Basho Technologies, Inc. - Series G Senior Preferred Stock (e)	Software	Expire 3/9/2025	$2,000	2,000	2,200	0.2%
Capstone Nutrition (fka HIG Integrity Nutraceuticals, Inc.) (e) (o) (u)	Food Products		$25	1,630	—	—%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (e) (o)	Food Products		$2	—	—	—%
Carlyle GMS Finance, Inc. (a) (f)	Diversified Investment Vehicles		$5,450	5,450	4,924	0.3%
CPX Interactive Holdings, LP - Series A Convertible Preferred Shares (e) (u)	Media	8.00%	$6,000	6,000	3,676	0.2%
CPX Interactive Holdings, LP - Warrants (e) (u)	Media	Expire Various	317	1,087	—	—%
Danish CRJ LTD. (a) (e) (p) (r)	Aerospace & Defense		$5	1	911	0.1%
Evolution Research Group - Preferred Equity (e)	Health Care Providers & Services	8.00%	$500	500	500	—%
Greenwave Holdings, Inc. - Series C Preferred Stock Warrant (e)	Internet Software & Services	Expire 8/16/2025	172	—	40	—%
Kahala Ireland OpCo Limited - Common Equity (a) (e) (o) (h)	Aerospace & Defense		—	—	35,100	2.2%
Kahala Ireland OpCo Limited - Profit Participating Note (a) (e) (o) (h)	Aerospace & Defense		3,250	3,090	3,250	0.2%
Kahala US OpCo LLC (e) (o) (x)	Aerospace & Defense	13.00%	4,413	4,244	6,300	0.4%
MBLOX Inc. - Warrants (e)	Internet Software & Services	Expire 2/28/2023	1,531	—	—	—%
NexSteppe Inc. Series C Preferred Stock Warrant (e)	Chemicals	Expire 3/9/2025	177	500	420	—%
NMFC Senior Loan Program I, LLC (a) (p)	Diversified Investment Vehicles		$50,000	50,000	44,985	2.9%
Orchid Underwriters Agency, LLC - Preferred Shares (e) (u)	Insurance		5	500	592	—%
Orchid Underwriters Agency, LLC - Common Shares (e) (u)	Insurance		5	—	247	—%
Park Ave RE Holdings, LLC - Common Shares (e) (o) (w)	Real Estate Management & Development		1	217	9,985	0.7%
Park Ave RE Holdings, LLC - Preferred Shares (o) (w)	Real Estate Management & Development	8.00%	47	23,645	23,645	1.5%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2016 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (n)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
PennantPark Credit Opportunities Fund II, LP (a) (f) (g) (p)	Diversified Investment Vehicles		$7,252	7,252	8,753	0.6%
SkyCross Inc. - Warrants (e)	Electronic Equipment, Instruments & Components	Expire 9/23/2023	2,254	—	—	—%
South Grand MM CLO I, LLC (a) (f) (p)	Diversified Investment Vehicles		$29,524	29,095	28,452	1.8%
Squan Holding Corp. - Class A Common Stock (e) (u)	Diversified Telecommunication Services		1,150	12	—	—%
Squan Holding Corp. - Series A Preferred Stock (e) (u)	Diversified Telecommunication Services		1	1,138	—	—%
Tax Defense Network, LLC (e) (u)	Diversified Consumer Services		$425	425	740	0.1%
Tennenbaum Waterman Fund, L.P. (a)	Diversified Investment Vehicles		$10,000	10,000	10,175	0.6%
The SAVO Group, Ltd. - Warrants (e)	Internet Software & Services	Expire 3/23/2023	138	—	—	—%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		$15,800	15,800	16,251	1.0%
U.S. Auto Series A Common Units (e)	Diversified Consumer Services		10	10	245	—%
U.S. Auto Series A Preferred Units (e)	Diversified Consumer Services		1	490	448	—%
Visionary Integration Professionals, LLC - Warrants (e) (u)	IT Services	Expire 12/3/2023	657	910	—	—%
World Business Lenders, LLC (e)	Consumer Finance		923	3,750	4,648	0.3%
Xplornet Communications, Inc. - Warrants (a) (e)	Diversified Telecommunication Services	Expire 10/25/2023	10	—	1,416	0.1%
Zimbra, Inc. - Warrants (Third Lien Bridge Note) (e)	Software	Expire 7/11/2023	1,000	—	45	—%
Sub Total Equity/Other				$167,746	$207,976	13.2%

TOTAL INVESTMENTS - 147.1% (b)				$2,453,209	$2,322,038	147.1%
_____________

(a)
All of the Company's investments, except the investments noted by this footnote, are in eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"). Eligible assets represent 76.1% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.

(b)	Percentages are based on net assets of $1,580.52 million as of March 31, 2016.

(c)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act. (See Note 3 to the condensed consolidated financial statements).

(d)	As of March 31, 2016, the company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be PIK.

(e)	Non-income producing at March 31, 2016.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2016
(Unaudited)

(f)	The Company has various unfunded commitments to portfolio companies. The remaining amount of these unfunded commitments as of March 31, 2016 are comprised of the following: (dollars in millions)

Portfolio Company Name	Commitment Type	Original Commitment	Remaining Commitment

Amteck, LLC	Revolver term loan	$5.0	$5.0
Ascensus, Inc	Delayed draw term loan	1.1	1.1
Carlyle GMS Finance, Inc.	Equity	10.0	4.6
CCW, LLC	Revolver term loan	3.0	3.0
CIG Financial, LLC	Delayed draw term loan	5.0	5.0
ERG Holding Company	Delayed draw term loan	20.2	16.4
Hanna Anderson, LLC	Delayed draw term loan	3.5	2.5
Icynene US Acquisition Corp.	Revolver term loan	5.0	5.0
Icynene US Acquisition Corp.	Delayed draw term loan	5.0	5.0
InMotion Entertainment Group, LLC	Delayed draw term loan	2.2	1.8
J. C. Bromac Corporation	Delayed draw term loan	5.0	5.0
Motion Recruitment Partners, LLC	Revolver term loan	2.0	1.6
National Technical Systems, Inc.	Delayed draw term loan	5.0	5.0
Orchid Underwriters Agency, LLC	Delayed draw term loan	5.6	5.6
PennantPark Credit Opportunities Fund II, LP	Equity	10.8	1.6
Pure Barre, LLC	Revolver term loan	2.5	2.5
RVNB Holdings, Inc.	Revolver term loan	0.9	0.5
South Grand MM CLO I, LLC	Equity	35.0	5.5
Squan Holding Corp.	Delayed draw term loan	1.4	0.3
Tax Defense Network, LLC	Delayed draw term loan	5.0	2.0
Turning Tech LLC	Revolver term loan	6.0	6.0
VetCor Professional Practices LLC	Delayed draw term loan	5.0	0.8

Total		$144.2	$85.8

(g)	The investment is subject to a three year lock-up restriction on withdrawals in year 4.

(h)	The Company's investment is held through the consolidated subsidiaries, Kahala Aviation Holdings, LLC and Kahala LuxCo, which own 100% of the equity of the operating company, Kahala Ireland OpCo LLC.

(i)
The Company's investment or a portion thereof is pledged as collateral under the Wells Fargo Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

(j)	The Company's investment or a portion thereof is pledged as collateral under the Citi Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

(k)
The Company's investment or a portion thereof is pledged as collateral under the Deutsche Bank Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2016
(Unaudited)

(l)For the three months ended March 31, 2016, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind ("PIK"):

Portfolio Company	Investment Type	Cash	PIK	All-in Rate	PIK Earned for the three months ended March 31, 2016 (dollars in thousands)
Basho Technologies, Inc.	Senior Secured First Lien Debt	10.00%	4.00%	14.00%	$87
Greenwave Holdings, Inc.	Senior Secured First Lien Debt	10.00%	3.00%	13.00%	115
Capstone Nutrition	Senior Secured First Lien Debt	—%	13.50%	13.50%	—
Kahala Ireland OpCo LLC	Senior Secured First Lien Debt	—%	13.00%	13.00%	5,658
Kahala US OpCo LLC	Senior Secured First Lien Debt	—%	13.00%	13.00%	86
NexSteppe Inc.	Senior Secured First Lien Debt	10.00%	3.00%	13.00%	78
Taqua, LLC	Senior Secured First Lien Debt	10.50%	3.00%	13.50%	101
The Tennis Channel Holdings, Inc.	Senior Secured First Lien Debt	6.88%	2.00%	8.88%	85
CPX Interactive Holdings, LP	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%	104
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%	—
Steel City Media	Subordinated Debt	12.00%	4.00%	16.00%	206
Visionary Integration Professionals, LLC	Subordinated Debt	—%	17.00%	17.00%	573
Xplornet Communications, Inc.	Subordinated Debt	—%	13.00%	13.00%	—
					$7,093

(m)	The Company's investment or a portion thereof is pledged as collateral under the UBS Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

(n)
For equity investments in Collateralized Securities, the effective yield is presented in place of the investment coupon rate for each investment. Refer to footnote (v) for a further description of an equity investment in a Collateralized Security.

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

(s)
Related Fee Agreements consists of one investment with a fair value of $942 thousand that is classified as a Non-affiliated Investment and six investments with a total fair value of $10,670 thousand that are classified as Affiliated Investments.

(t)	The investment is on non-accrual status as of March 31, 2016.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

(v)
The Collateralized Securities - debt investments and equity investments are considered equity positions in the Collateralized Loan Obligation funds. Equity investments are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2016
(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2016 (dollars in thousands):

	At March 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles	$375,612	16.1%
Aerospace & Defense	249,352	10.7
Hotels, Restaurants & Leisure	162,953	7.0
Diversified Consumer Services	151,027	6.5
Health Care Providers & Services	139,300	6.0
Media	119,422	5.1
Internet Software & Services	105,200	4.5
IT Services	102,425	4.4
Commercial Services & Supplies	98,549	4.2
Software	86,587	3.7
Real Estate Management & Development	79,532	3.4
Food Products	73,307	3.2
Specialty Retail	59,390	2.6
Professional Services	55,247	2.4
Auto Components	44,271	1.9
Diversified Telecommunication Services	43,754	1.9
Consumer Finance	41,645	1.8
Transportation Infrastructure	28,538	1.3
Diversified Financial Services	27,964	1.3
Life Sciences Tools & Services	26,295	1.1
Electronic Equipment, Instruments & Components	25,716	1.1
Building Products	23,760	1.0
Chemicals	23,705	1.0
Personal Products	22,500	1.0
Communications Equipment	20,547	0.9
Air Freight & Logistics	20,533	0.9
Machinery	19,059	0.8
Insurance	15,386	0.7
Household Durables	15,000	0.6
Distributors	14,850	0.6
Wireless Telecommunication Services	12,763	0.5
Health Care Technology	11,213	0.5
Textiles, Apparel & Luxury Goods	10,858	0.5
Metals & Mining	9,750	0.4
Capital Markets	5,938	0.3
Oil, Gas & Consumable Fuels	90	0.1
Total	$2,322,038	100.0%

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)

Senior Secured First Lien Debt - 87.3% (b)
Ability Networks Inc. (aa)	Health Care Providers & Services	L+5.00% (6.00%), 5/14/2021	$8,848	$8,817	$8,715	0.5%
Adams Publishing Group, LLC	Media	L+6.75% (7.75%), 11/3/2020	19,013	18,643	18,640	1.2%
AM General LLC (aa)	Aerospace & Defense	L+9.00% (10.25%), 3/22/2018	5,250	4,899	4,253	0.3%
Amports, Inc. (ab)	Transportation Infrastructure	L+8.00% (9.00%), 5/19/2020	15,000	14,918	14,877	0.9%
Amteck, LLC (z) (aj) (aq)	Commercial Services & Supplies	L+8.50% (9.50%), 7/2/2020	24,688	24,298	24,226	1.5%
Answers Corporation (z) (aa)	Internet Software & Services	L+5.25% (6.25%), 10/3/2021	34,650	33,645	23,216	1.4%
AP Gaming I, LLC (z) (aa)	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 12/21/2020	30,667	30,407	29,516	1.8%
Aperture Group LLC (fka OH Acquisition, LLC)	Diversified Financial Services	L+6.25% (7.25%), 8/29/2019	7,406	7,379	7,335	0.5%
Applied Merchant Systems West Coast, Inc. (aj)	Diversified Financial Services	L+11.50% (12.50%), 10/26/2020	20,500	20,297	20,021	1.2%
Ascensus, Inc. (ar)	IT Services	L+4.50%, (5.50%), 12/3/2022	16,941	15,931	15,755	1.0%
Asurion	IT Services	L+3.75% (5.00%), 5/24/2019	19,449	18,689	18,179	1.1%
Avaya, Inc. Term Loan B-3 (aa)	Communications Equipment	L+4.50% (4.82%), 10/26/2017	1,500	1,339	1,155	0.1%
Avaya, Inc. Term Loan B-6 (aa)	Communications Equipment	L+5.50% (6.50%), 3/31/2018	8,457	8,465	6,345	0.4%
Avaya, Inc. Term Loan B-7 (z) (aa)	Communications Equipment	L+5.25% (6.25%), 5/29/2020	9,911	9,822	6,847	0.4%
AxleTech International, LLC (z)	Machinery	L+6.50% (7.50%), 1/5/2021	19,800	19,632	19,242	1.2%
Basho Technologies, Inc. (ai)	Software	13.00%, 3/9/2018	10,251	10,065	10,286	0.6%
Broder Bros, Co.	Distributors	L+5.75% (7.00%), 6/3/2021	7,455	7,308	7,296	0.5%
Broder Bros, Co.	Distributors	L+12.25% (13.50%), 6/3/2021	7,470	7,323	7,311	0.5%
Catapult Learning, LLC (z) (aj)	Diversified Investment Vehicles	L+8.10% (9.10%), 7/16/2020	27,500	27,000	26,959	1.7%
Central Security Group, Inc. (z) (aa)	Commercial Services & Supplies	L+5.25% (6.25%), 10/6/2020	18,315	18,094	17,674	1.1%
Chicken Soup for the Soul Publishing, LLC (z) (ab)	Media	L+6.00% (7.25%), 1/8/2019	29,550	29,326	29,533	1.8%
Clover Technologies Group, LLC (aa)	Commercial Services & Supplies	L+4.50% (5.50%), 5/8/2020	14,242	14,140	13,102	0.8%
ConvergeOne Holdings Corp. (aa)	Diversified Consumer Services	L+5.00% (6.00%), 6/17/2020	16,771	16,654	16,687	1.0%
Danish CRJ LTD. (a) (p)	Aerospace & Defense	13.50%	20	20	20	—%
DigiCert, Inc	Internet Software & Services	L+5.00% (6.00%), 10/21/2021	11,000	10,679	10,670	0.7%
Doskocil Manufacturing Company, Inc.	Household Durables	L+8.70% (9.70%), 11/10/2020	15,000	14,745	14,738	0.9%
Eagle Rx, LLC (z)	Health Care Providers & Services	L+6.00% (7.00%), 8/15/2019	15,519	15,462	15,613	1.0%
ECI Acquisition Holdings, Inc. (k) (z)	Internet Software & Services	L+6.25% (7.25%), 3/11/2019	12,874	12,832	12,680	0.8%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Emergency Communications Network, LLC (aj)	Internet Software & Services	L+8.25% (9.25%), 6/12/2021	$19,900	$19,629	$19,387	1.2%
ERG Holding Company (z) (ad)	Health Care Providers & Services	L+6.75% (8.00%), 4/4/2019	17,177	16,937	16,808	1.0%
Excelitas Technologies Corp. (aa)	Electronic Equipment, Instruments & Components	L+5.00% (6.00%), 11/2/2020	13,903	13,843	12,252	0.8%
GEM Holdings Group, LLC (z)	Hotels, Restaurants & Leisure	L+9.00% (10.00%), 11/22/2020	16,004	15,963	16,158	1.0%
GK Holdings, Inc. (aa)	Professional Services	L+5.50% (6.50%), 1/20/2021	3,960	3,926	3,881	0.2%
Greenwave Holdings, Inc.	Internet Software & Services	13.00%, 7/8/2019	15,183	15,033	14,884	0.9%
GTCR Valor Companies, Inc. (z) (aa)	Software	L+5.00% (6.00%), 5/30/2021	32,570	31,963	32,245	2.0%
Hanna Anderson, LLC (z) (an)	Specialty Retail	L+7.25% (8.25%), 4/21/2019	14,824	14,724	14,720	0.9%
Icynene US Acquisition Corp. (h) (z) (ac) (aj)	Building Products	L+6.25% (7.25%), 11/4/2020	23,820	23,435	23,620	1.5%
ILC Dover LP (z)	Aerospace & Defense	L+7.00% (8.00%), 3/20/2020	14,344	14,293	13,142	0.8%
InMotion Entertainment Group, LLC (z) (ae)	Specialty Retail	L+7.75% (9.00%), 10/1/2018	15,230	15,044	15,278	0.9%
Integrity Nutraceuticals, Inc. (e) (o) (t) (z) (ab) (ai)	Food Products	L+12.50% (13.50%), 4/28/2019	41,732	41,120	29,731	1.8%
IPC Corp. (aa)	Diversified Telecommunication Services	L+4.50% (5.50%), 8/6/2021	6,948	6,916	6,519	0.4%
Jackson Hewitt, Inc. (aa)	Diversified Consumer Services	L+7.00% (8.00%), 7/30/2020	7,000	6,884	6,694	0.4%
Jefferson Gulf Coast Energy Partners LLC (aj)	Transportation Infrastructure	L+7.50% (11.00%), 2/27/2018	17,775	17,692	15,998	1.0%
K&N Engineering, Inc. (z)	Specialty Retail	L+4.25% (5.25%), 7/11/2019	4,975	4,953	4,802	0.3%
K2 Pure Solutions NoCal, L.P. (z)	Chemicals	L+7.00% (8.00%), 8/19/2019	9,625	9,507	9,341	0.6%
Kahala Ireland OpCo Limited (a) (o) (ai)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	170,281	170,281	170,281	10.7%
Kahala US OpCo LLC (o) (ai)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	2,604	2,604	2,604	0.2%
Land Holdings I, LLC (aj)	Hotels, Restaurants & Leisure	12.00%, 6/26/2019	30,000	29,580	30,820	1.9%
Liquidnet Holdings, Inc. (a) (z) (aa)	Capital Markets	L+6.75% (7.75%), 5/22/2019	6,190	6,158	5,973	0.4%
MCS AMS Sub-Holdings LLC (aa)	Real Estate Management & Development	L+6.50% (7.50%), 10/15/2019	13,031	12,727	10,555	0.7%
Motion Recruitment Partners, LLC (l) (z)	Professional Services	L+6.00% (7.00%), 2/13/2020	18,625	18,261	18,198	1.1%
Motorsports Aftermarket Group, Inc. (z) (aa)	Auto Components	L+4.00% (5.00%), 5/14/2021	26,579	24,867	17,941	1.1%
National Technical Systems, Inc. (v) (z)	Professional Services	L+6.00% (7.00%), 6/12/2021	19,950	19,769	19,707	1.2%
NexSteppe Inc. (ai)	Chemicals	13.00%, 3/30/2018	10,232	9,704	9,705	0.6%
Noosa Acquirer, Inc. (z) (aj)	Food Products	L+5.25% (6.25%), 11/21/2020	25,000	24,694	25,136	1.6%
North Atlantic Trading Company, Inc. (z) (aa)	Food Products	L+6.50% (7.75%), 1/13/2020	17,847	17,810	17,624	1.1%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Orchid Underwriters Agency, LLC (af) (aj)	Insurance	10.00%, 11/6/2019	$14,768	$14,598	$14,538	0.9%
Otter Box Holdings, Inc. (aa)	Electronic Equipment, Instruments & Components	L+4.75% (5.75%), 6/3/2020	15,673	15,394	14,850	0.9%
PeopLease Holdings, LLC (d) (z) (ai)	Commercial Services & Supplies	L+13.00% (14.00%), 12/26/2018	10,000	9,880	10,483	0.7%
PGX Holdings, Inc. (z) (aa)	Transportation Infrastructure	L+4.75% (5.75%), 9/29/2020	13,892	13,801	13,753	0.9%
Plaskolite	Chemicals	L+4.75% (5.75%), 11/3/2022	7,000	6,931	6,930	0.4%
Premier Dental Services, Inc. (z) (aa)	Health Care Providers & Services	L+5.00% (6.00%), 11/1/2018	22,488	22,415	19,452	1.2%
Pre-Paid Legal Services, Inc. (aa)	Diversified Consumer Services	L+5.25% (6.50%), 7/1/2019	11,896	11,940	11,784	0.7%
Pride Plating, Inc. (z)	Aerospace & Defense	L+5.50% (6.50%), 6/13/2019	9,619	9,562	9,375	0.6%
PSKW Intermediate	Health Care Providers & Services	L+4.25% (5.25%), 11/25/2021,	2,250	2,228	2,227	0.1%
PSKW Intermediate	Health Care Providers & Services	L+8.42% (9.42%), 11/25/2021	17,750	17,401	17,572	1.1%
Pure Barre, LLC (z) (aj) (al)	Hotels, Restaurants & Leisure	L+7.00% (8.00%), 6/11/2020	29,850	29,385	29,453	1.8%
RedPrairie Corp. (aa)	Software	L+5.00% (6.00%), 12/21/2018	17,946	17,517	15,897	1.0%
Resco Products, Inc. (z)	Metals & Mining	L+6.25% (6.58%), 9/7/2016	10,000	9,962	9,741	0.6%
RVNB Holdings, Inc. (dba All My Sons Moving & Storage) (f) (z)	Diversified Consumer Services	L+7.75% (8.75%), 2/25/2020	23,536	23,145	22,974	1.4%
Sage Automotive Holdings, Inc. (aa)	Auto Components	L+5.00% (6.00%), 10/8/2020	7,356	7,283	7,338	0.5%
SHO Holding II Corporation	Specialty Retail	L+5.00% (6.00%), 10/27/2022	12,000	11,881	11,880	0.7%
Squan Holding Corp. (n) (z) (aj)	Diversified Telecommunication Services	L+8.75% (9.75%), 10/10/2019	22,249	21,931	21,399	1.3%
STG-Fairway Acquisitions, Inc. (aa)	Professional Services	L+5.25% (6.25%), 6/30/2022	13,359	13,170	13,009	0.8%
SunGard Availability Services Capital, Inc. (aa)	IT Services	L+5.00% (6.00%), 3/31/2019	8,827	8,767	7,624	0.5%
Taqua, LLC (ai)	Wireless Telecommunication Services	L+13.50%, 7/31/2019	13,300	13,109	12,933	0.8%
Tax Defense Network, LLC (j) (z) (aj)	Diversified Consumer Services	L+7.50% (8.50%), 8/28/2019	26,117	25,726	25,886	1.6%
The Tennis Channel Holdings, Inc. (ab) (ai)	Media	L+8.50% (8.88%), 5/29/2017	16,031	15,852	16,000	1.0%
Total Outdoor Holdings Corp.	Media	L+11.00% (12.00%), 8/28/2019	13,000	12,809	13,271	0.8%
Transportation Insight, LLC (z) (aj)	Air Freight & Logistics	L+5.50% (6.50%), 9/30/2019	21,049	20,801	20,495	1.3%
Trojan Battery Company, LLC	Auto Components	L+4.75% (5.75%), 6/12/2021	10,093	10,013	9,941	0.6%
Turning Tech LLC (z) (aj) (am)	Software	L+8.75% (9.08%), 6/30/2020	26,250	25,814	25,772	1.6%
Twenty Eighty, Inc. (fka Miller Heiman, Inc.)	Media	L+5.75% (6.75%), 9/30/2019	19,645	19,153	17,287	1.1%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
United Central Industrial Supply Company, LLC (z) (aa)	Commercial Services & Supplies	L+6.25% (7.50%), 10/9/2018	$8,730	$8,651	$6,111	0.4%
VetCor Professional Practices LLC (m) (z)	Diversified Consumer Services	L+6.00% (7.00%), 4/20/2021	13,197	13,078	12,998	0.8%
Sub Total Senior Secured First Lien Debt				$1,461,343	$1,405,868	87.3%

Senior Secured Second Lien Debt - 21.7% (b)
Ability Networks Inc. (ab)	Health Care Providers & Services	L+8.25% (9.25%), 5/16/2022	$12,050	$11,954	$11,809	0.7%
Appriss Holdings, Inc. (aj)	IT Services	L+8.25% (9.25%), 5/21/2021	19,650	19,398	19,337	1.2%
Asurion LLC	IT Services	L+7.50% (8.50%), 3/3/2021	10,000	9,156	8,475	0.5%
Boston Market Corporation (ab) (aj)	Hotels, Restaurants & Leisure	L+7.63% (8.63%), 12/16/2018	24,601	24,365	24,599	1.5%
BrandMuscle Holdings Inc.	Internet Software & Services	L+8.50% (9.50%), 6/1/2022	32,000	31,368	31,360	1.9%
Cayan Holdings (aj)	IT Services	L+8.50% (9.50%), 3/24/2022	20,000	19,517	19,550	1.2%
CIG Financial, LLC (a) (ah) (aj)	Consumer Finance	10.50%, 6/30/2019	15,000	14,895	14,321	0.9%
CPX Interactive Holdings, LP (ai)	Media	L+10.00% (13.00%), 3/26/2018	20,618	19,785	17,660	1.1%
CREDITCORP (ab)	Consumer Finance	12.00%, 7/15/2018	13,250	13,199	8,596	0.5%
Epic Health Services, Inc. (aj)	Health Care Providers & Services	L+8.25% (9.25%), 8/17/2021	12,333	12,172	12,137	0.8%
High Ridge Brands Co. (ab) (aj)	Personal Products	L+8.50% (9.50%), 4/11/2020	22,500	22,259	22,434	1.5%
Interblock USA L.C. (ab) (aj)	Electronic Equipment, Instruments & Components	L+8.75% (9.75%), 3/28/2018	23,000	22,741	22,351	1.5%
J. C. Bromac Corporation (dba EagleRider, Inc.) (aj) (ap)	Hotels, Restaurants & Leisure	L+9.00% (10.00%), 8/11/2019	14,975	14,817	14,958	0.9%
K&N Engineering, Inc. (ab)	Specialty Retail	L+8.63% (9.63%), 7/11/2020	13,000	12,779	12,417	0.8%
Linc Energy Finance USA, Inc. (e) (t) (ab)	Oil, Gas & Consumable Fuels	12.50%, 10/31/2017	9,000	8,914	1,475	0.1%
NCP Finance Limited Partnership (aa) (ab)	Consumer Finance	L+9.75% (11.00%), 10/1/2018	17,599	17,485	16,367	1.0%
Prime Security Services Borrower, LLC (aa)	Commercial Services & Supplies	L+8.75% (9.75%), 7/1/2022	12,500	12,325	11,813	0.7%
Rx30 HoldCo, Inc. (aj)	HealthCare Technology	L+8.25% (9.25%), 6/15/2022	11,500	11,288	11,242	0.7%
Sage Automotive Holdings, Inc. (aj)	Auto Components	L+8.00% (9.00%), 10/8/2021	13,000	12,892	12,740	0.8%
Schulman Associates Institutional Review Board, Inc. (aj)	Life Sciences Tools & Services	L+8.00% (9.00%), 6/3/2021	17,000	16,716	16,292	1.0%
Stratose Intermediate Holdings II, LLC (aj)	HealthCare Providers & Services	L+9.50% (10.50%), 12/30/2021	10,000	9,908	9,900	0.6%
U.S. Auto (aj)	Diversified Consumer Services	L+10.50% (11.50%), 6/8/2020	30,000	29,532	29,205	1.8%
Sub Total Senior Secured Second Lien Debt				$367,465	$349,038	21.7%

Subordinated Debt - 5.7% (b)
Gold, Inc. (ab)	Textiles, Apparel & Luxury Goods	11.00%, 6/30/2019	12,163	12,028	11,730	0.7%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Park Ave RE Holdings, LLC (d) (o) (ai)	Real Estate Management & Development	L+8.00% (13.00%), 12/29/2017	$35,192	$35,192	$35,192	2.2%
Steel City Media (ai) (aj)	Media	14.00%, 3/29/2020	20,577	20,236	19,878	1.2%
Visionary Integration Professionals, LLC (ab) (ai)	IT Services	17.00%, 12/3/2018	13,148	12,386	10,663	0.7%
Xplornet Communications, Inc. (a) (ai)	Diversified Telecommunication Services	13.00%, 10/25/2020	12,864	12,864	12,974	0.8%
Zimbra, Inc. (e) (t)	Software	12.00%, 7/10/2018	1,203	1,203	1,835	0.1%
Sub Total Subordinated Debt				$93,909	$92,272	5.7%

Collateralized Securities - 16.4% (b)
Collateralized Securities - Debt Investment
Fifth Street Senior Loan Fund I, LLC - 1A Class F (a) (p)	Diversified Investment Vehicles	L+7.50%, 1/19/2027	$10,728	$8,938	$8,523	0.5%
Collateralized Securities - Equity Investment
B&M CLO 2014-1, LTD. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	8.05%, 4/16/2026	$40,250	$25,816	$19,169	1.1%
CVP Cascade CLO, LTD. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	3.38%, 1/16/2026	31,000	15,193	11,114	0.7%
CVP Cascade CLO-2, LTD. Subordinated Notes (a) (e) (p) (ao)	Diversified Investment Vehicles	7/18/2026	35,250	19,014	12,216	0.8%
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	11.30%, 1/19/2027	31,575	26,739	23,566	1.5%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	3.77%, 1/15/2027	35,057	24,459	16,112	1.0%
MidOcean Credit CLO II, LLC (a) (p) (ao)	Diversified Investment Vehicles	11.87%, 1/29/2025	37,600	27,719	23,603	1.5%
MidOcean Credit CLO III, LLC (a) (p) (ao)	Diversified Investment Vehicles	11.96%, 7/21/2026	40,250	29,131	23,748	1.5%
MidOcean Credit CLO IV, LLC (a) (p) (ao)	Diversified Investment Vehicles	16.51%, 4/15/2027	21,500	17,649	14,212	0.9%
NewStar Arlington Senior Loan Program LLC Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	14.77%, 7/25/2025	31,603	27,200	24,461	1.5%
Ocean Trails CLO V, LTD. (a) (p) (ao)	Diversified Investment Vehicles	11.64%, 10/13/2026	40,518	31,488	25,957	1.6%
OFSI Fund VI, Ltd. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	7.63%, 3/20/2025	38,000	24,510	20,205	1.3%
Related Fee Agreements (a) (p) (s)	Diversified Investment Vehicles		—	13,805	12,674	0.8%
Silver Spring CLO, Ltd. (a) (e) (p) (ao)	Diversified Investment Vehicles	10/16/2026	31,500	22,286	12,269	0.8%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	8.28%, 5/1/2026	36,000	21,587	13,955	0.9%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Sub Total Collateralized Securities				$335,534	$261,784	16.4%

Equity/Other - 12.6% (b)
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant (e)	Software		$306	$—	$16	—%
Basho Technologies, Inc. - Series G Senior Preferred Stock (e)	Software		2,000	2,000	2,322	0.1%
Carlyle GMS Finance, Inc. (a) (i)	Diversified Investment Vehicles		5,274	5,274	4,883	0.3%
CPX Interactive Holdings, LP - Series A Convertible Preferred Shares (e) (u)	Media	8.00%	6,000	6,000	5,370	0.3%
CPX Interactive Holdings, LP - Warrants (e) (u)	Media		317	1,087	—	—%
Danish CRJ LTD. (a) (e) (p) (r)	Aerospace & Defense		5	1	1,034	0.1%
Evolution Research Group - Preferred Equity (e)	Health Care Providers & Services	8.00%	500	500	409	—%
Greenwave Holdings, Inc. - Series C Preferred Stock Warrant (e)	Internet Software & Services		172	—	—	—%
HIG Integrity Nutraceuticals (e) (o) (u)	Food Products		2	1,630	—	—%
Integrity Nutraceuticals (e) (o)	Food Products		25	—	—	—%
Kahala Ireland OpCo Limited - Common Equity (a) (e) (o) (y)	Aerospace & Defense		—	—	29,428	1.8%
Kahala Ireland OpCo Limited - Profit Participating Note (a) (e) (o) (y)	Aerospace & Defense		3,250	3,065	3,250	0.2%
Kahala US OpCo LLC (e) (o) (x)	Aerospace & Defense	13.00%	4,413	4,444	4,136	0.3%
MBLOX Inc. - Warrants (e)	Internet Software & Services		1,531	—	—	—%
NexSteppe Inc. Series C Preferred Stock Warrant (e)	Chemicals		177	500	447	—%
NMFC Senior Loan Program I, LLC (a) (p)	Diversified Investment Vehicles		50,000	50,000	45,994	3.0%
Orchid Underwriters Agency, LLC - Preferred Shares (e) (u)	Insurance		5	500	684	—%
Orchid Underwriters Agency, LLC - Common Shares (e) (u)	Insurance		5	—	—	—%
Park Ave RE Holdings, LLC - Common Shares (e) (o) (w)	Real Estate Management & Development		1	587	8,115	0.5%
Park Ave RE Holdings, LLC - Preferred Shares (o) (w)	Real Estate Management & Development	8.00%	47	23,645	23,645	1.5%
PennantPark Credit Opportunities Fund II, LP (a) (g) (p)	Diversified Investment Vehicles		8,686	8,686	9,082	0.6%
SkyCross Inc. - Warrants (e)	Electronic Equipment, Instruments & Components		2,254	—	—	—%
South Grand MM CLO I, LLC (a) (p) (ag)	Diversified Investment Vehicles		29,524	29,095	29,155	1.9%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Squan Holding Corp. - Class A Common Stock (e) (u)	Diversified Telecommunication Services		1,150	12	—	—%
Squan Holding Corp. - Series A Preferred Stock (e) (u)	Diversified Telecommunication Services		1	1,139	—	—%
Tax Defense Network, LLC (e) (u)	Diversified Consumer Services		425	425	888	0.1%
Tennenbaum Waterman Fund, L.P. (a)	Diversified Investment Vehicles		10,000	10,000	10,338	0.6%
The SAVO Group, Ltd. - Warrants (e)	Internet Software & Services		138	—	—	—%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		16,902	16,902	16,910	1.0%
U.S. Auto Series A Common Units (e)	Diversified Consumer Services		10	10	237	—%
U.S. Auto Series A Preferred Units (e)	Diversified Consumer Services		1	490	403	—%
Visionary Integration Professionals, LLC - Warrants (e) (u)	IT Services		657	910	—	—%
World Business Lenders, LLC (e)	Consumer Finance		923	3,750	4,733	0.3%
Xplornet Communications, Inc. - Warrants (a) (e)	Diversified Telecommunication Services		10	—	759	—%
Zimbra, Inc. - Warrants (Third Lien Bridge Note) (e)	Software		1,000	—	81	—%
Sub Total Equity/Other				$170,652	$202,319	12.6%

TOTAL INVESTMENTS - 143.7% (b)				$2,428,903	$2,311,281	143.7%
_____________

(a)
All of the Company's investments, except the investments noted by this footnote, are in eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"). Eligible assets represent 74.9% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.

(b)	Percentages are based on net assets of $1,610.49 million as of December 31, 2015.

(c)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act. (See Note 3 to the condensed consolidated financial statements).

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

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

(ac)	The Company has committed to fund a delayed draw term loan of $5.0 million in Icynene US Acquisition Corp. The remaining commitment as of March 31, 2016 was $5.0 million.

(ad)	The Company has committed to fund a delayed draw term loan of $20.2 million in ERG Holding Company. The remaining commitment as of December 31, 2015 was $16.4 million.

(ae)	The Company has committed to fund a delayed draw term loan of $2.2 million in InMotion Entertainment Group, LLC. The remaining commitment as of December 31, 2015 was $1.8 million.

(af)	The Company has committed to fund a delayed draw term loan of $5.6 million in Orchid Underwriters Agency, LLC. The remaining commitment as of December 31, 2015 was $5.6 million.

(ag)	The Company has committed to fund $35.0 million in South Grand MM CLO I, LLC. The remaining commitment as of December 31, 2015 was $5.5 million.

(ah)	The Company has committed to fund a delayed draw term loan of $5.0 million in CIG Financial, LLC. The remaining commitment as of December 31, 2015 was $5.0 million.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

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

CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

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

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Company sold 22,222 shares of common stock to its Adviser on July 8, 2010 at $9.00 per share, which represented the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.  On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and commenced operations as of that date. On February 1, 2012, the Adviser contributed an additional $1,300,000 to purchase 140,784 shares of our common stock at $9.234 per share so that the aggregate contribution by the Adviser was $1,500,000. The Adviser will not tender any amount of its shares for repurchase as long it continues to serve as our investment adviser. On July 1, 2014, the Company's registration statement on Form N-2 (File No. 333-193241) for its follow-on offering (the "Follow-on") was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Under the Follow-on, the Company offered up to 101,100,000 shares of its common stock. As of March 31, 2016, the Company had issued 177.9 million shares of common stock for gross proceeds of $1.9 billion including the shares purchased by the Sponsor and shares issued under the Company's distribution reinvestment plan ("DRIP"). Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. Other than shares issued pursuant to the DRIP, the Company has not issued any new shares of common stock since July 1, 2015 and does not intend to issue any new shares of common stock.

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

The Company has formed and expects to continue to form consolidated subsidiaries (the "Consolidated Holding Companies") to hold equity securities of portfolio companies. These Consolidated Holding Companies enable the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. Any tax payable by a Consolidated Holding Company is included as an expense in the Company's Consolidated Statements of Operations. As of March 31, 2016, 54th Street Equity Holdings, Inc., Kahala Aviation Holdings, LLC, Kahala Aviation US, Inc., Kahala LuxCo, and Park Ave RE, Inc. were the only Consolidated Holding Companies.

The Company has entered into the Amended and Restated Administration Servicing Agreement and the Amended and Restated Accounting Servicing Agreement with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for the Company to operate. On August 13, 2012, the Company entered into a custody agreement with U.S. Bank National Association (“U.S. Bank”). Under the custody agreement, U.S. Bank holds all of the portfolio securities and cash of the Company for certain of its subsidiaries, and transfers such securities or cash pursuant to the Company’s instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party.

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

On February 10, 2016, AR Global received written notice from American National Stock Transfer, LLC ("ANST"), the Company's transfer agent and an affiliate of the Company's Former Dealer Manager, that it would wind down operations by the end of the month. ANST withdrew as the transfer agent effective February 29, 2016. Subsequently, effective February 26, 2016, we entered into a definitive agreement with our previous provider of sub-transfer agency services to provide us directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

The Company consolidates the following subsidiaries for accounting purposes: Funding I, 2L Funding I, CB Funding, Helvetica Funding LTD., and the Consolidated Holding Companies. All significant intercompany balances and transactions have been eliminated in consolidation. In conjunction with the consolidation of subsidiaries, the Company recognizes non-controlling interests attributable to third party ownership in the following Consolidated Holding Companies: Kahala Aviation Holdings, LLC, Kahala Aviation US, Inc., and Kahala LuxCo.

Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, the financial statements may not include all of the information and notes required by U.S. GAAP for annual consolidated financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2016.

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

Consolidation

As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's wholly-owned subsidiaries in its condensed consolidated financial statements.

Valuation of Portfolio Investments

Portfolio investments are reported on the condensed consolidated statements of assets and liabilities at fair value. On a quarterly basis the Company performs an analysis of each investment to determine fair value as follows:

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

Where appropriate, prior period condensed consolidated financial statements have been reclassified to disclose the Company's Control Investments and Affiliate Investments as defined above. In addition, prior period condensed consolidated financial statements have been reclassified to present investment industry classifications in a consistent manner with the current year.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, liquid investments in a money market deposit account. Cash and cash equivalents are carried at cost which approximates fair value.

Offering Costs

The Company incurs certain costs in connection with the registration of shares of its common stock. Offering costs principally relate to professional fees, printing costs, direct marketing expenses, due diligence costs, fees paid to regulators and other expenses, including the expenses of the Adviser and its affiliates engaged in registering and marketing the Company’s common stock. Such allocated expenses of the Adviser and its affiliates may include the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for the Company.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12 month period. As of March 31, 2016, offering costs have not been incurred in excess of the 1.5% limit. As of December 31, 2015, offering costs have not been incurred in excess of the 1.5% limit.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s Unsecured Notes and revolving credit facilities with Wells Fargo, Deutsche Bank, Citi, and UBS are capitalized and amortized into expense using the straight-line method over the life of the respective facility. See Note 5 - Borrowings - for details on the Credit Facilities.

Distributions

The Company’s board of directors has authorized, and the Company has declared, cash distributions payable on a monthly basis to stockholders of record on each day since it commenced operations. Since November 2013, the distribution rate has been $0.002378082 per day, which is equivalent to $0.868 per annum, per share of common stock (or an annualized rate for distributions declared of 7.78% based on our last public offering price of $11.15 per share).  In March 2016, the Company’s board of directors ratified the existing distribution amount equivalent to $0.868 per annum, and, for calendar year 2016, affirmed a change to the daily distribution amount to $0.002371585 per day per share of common stock, effective January 1, 2016, to accurately reflect that 2016 is a leap year.

The amount of each such distribution will be subject to the discretion of the board of directors and applicable legal restrictions related to the payment of distributions. The Company will calculate each stockholder’s specific distribution amount for the month using record and declaration dates and accrue distributions on the date the Company accepts a subscription for shares of the Company’s common stock. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. From time to time, the Company may also pay interim distributions, including capital gains distributions, at the discretion of the Company’s board of directors. The Company’s distributions may exceed earnings, especially during the period before it has substantially invested the proceeds from the offering. As a result, a portion of the distributions made by the Company may represent a return of capital for U.S. federal income tax purposes. A return of capital is a return of each stockholder’s investment rather than earnings or gains derived from the Company’s investment activities.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Fee Income
Fee income, such as structuring fees, origination, closing, amendment fees, commitment and other upfront fees are generally non-recurring and are recognized as revenue when earned, either upfront or amortized into income using the straight line method. Upon the payment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment and other upfront fees are recorded as income.
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

Income Taxes

The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a RIC is exempt from federal income taxes if it distributes to stockholders at least 90% of ‘‘investment company taxable income,’’ as defined in the Code, each year. Distributions declared prior to the filing of the previous year's tax return and paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its RIC status each year. The Company may also be subject to federal excise taxes of 4%.

New Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. The Company is currently evaluating the impact the adoption of this standard has on our condensed consolidated financial statements and disclosures

On April 7, 2015, the FASB issued ASU No. 2015-03, Presentation of Debt Issuance Costs.  The ASU requires debt issuance costs to be presented on the balance sheet as a direct deduction from the debt liability.  The ASU is effective for interim and annual reporting periods beginning after December 14, 2015.  The Company adopted this guidance during the

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

quarter ended March 31, 2016 and adjusted prior period balance sheets to reflect the change. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis,” which amends the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entity ("VIE") guidance. ASU 2015-02 changes the manner in which a reporting entity assesses one of the five characteristics that determine if an entity is a VIE. Accordingly, the Company has evaluated the impact of ASU 2015-02 on its condensed consolidated financial statements and determined that the adoption of ASU 2015-02 has no impact on our condensed consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, “Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)”. The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. Sufficient information must be provided to permit reconciliation of the fair value of assets categorized within the fair value hierarchy to the amounts presented in the Statements of Assets and Liabilities. The guidance is required to be presented for annual periods beginning after December 15, 2015, and for interim periods within those fiscal years. Accordingly, the Company has retrospectively adopted ASU 2015-07, which removes investments measured using the net asset value per share practical expedient from the fair value hierarchy in all periods presented. The adoption of ASU 2015-07 did not have a material impact on the Company’s condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

All of the Company’s investment portfolio at March 31, 2016 was comprised of debt and equity instruments for which Level 1 inputs, such as quoted prices, were not available. Therefore, at March 31, 2016, the investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at March 31, 2016 may differ materially from values that would have been used had a ready market for the securities existed.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors. Portfolio investments are reported on the condensed consolidated statements of assets and liabilities at fair value. On a quarterly basis the Company performs an analysis of each investment to determine fair value as described below.

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

As of March 31, 2016, the Company had three portfolio companies, which represented three portfolio investments, on non-accrual status with a total principal amount of $56.3 million, amortized cost of $55.5 million, and fair value of $33.0

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

million which represented 2.2%, 2.3% and 1.4% of the investment portfolio total principal, amortized cost and fair value, respectively. As of December 31, 2015, the Company had three portfolio companies, which represented three portfolio investments, on non-accrual status with a total principal amount of $51.9 million, amortized cost of $51.2 million, and fair value of $33.0 million which represented 2.0%, 2.1% and 1.4% of the investment portfolio total principal, amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our condensed consolidated financial statements included in this report for additional details regarding the Company’s non-accrual policy.

For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings - in the condensed consolidated financial statements included in this report.

The following table presents fair value measurements of investments, by major class, as of March 31, 2016, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$328,705	$1,126,620	$1,455,325
Senior Secured Second Lien Debt	—	32,292	299,065	331,357
Subordinated Debt	—	—	92,121	92,121
Collateralized Securities	—	—	235,259	235,259
Other Investments measured at net asset value (1)	—	—	—	85,088
Equity/Other	—	—	122,888	122,888
Total	$—	$360,997	$1,875,953	$2,322,038

(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

The following table presents fair value measurements of investments, by major class, as of December 31, 2015, according to the fair value hierarchy (dollars in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$310,828	$1,095,040	$1,405,868
Senior Secured Second Lien Debt	—	8,475	340,563	349,038
Subordinated Debt	—	—	92,272	92,272
Collateralized Securities	—	—	261,784	261,784
Other Investments measured at net asset value (1)	—	—	—	87,207
Equity/Other	—	—	115,112	115,112
Total	$—	$319,303	$1,904,771	$2,311,281

(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2016 (dollars in thousands):

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2015	$1,095,040	$340,563	$92,272	$261,784	$115,112	$1,904,771
Net unrealized gains (losses)	(6,736)	(2,716)	289	(7,870)	8,320	(8,713)
Purchases and other adjustments to cost	112,245	22,971	850	41	—	136,107
Sales and redemptions	(66,724)	(38,520)	(1,304)	(18,696)	(544)	(125,788)
Net realized gains	591	389	14	—	—	994
Net transfers in and/or out	(7,796)	(23,622)	—	—	—	(31,418)
Balance as of March 31, 2016	$1,126,620	$299,065	$92,121	$235,259	$122,888	$1,875,953
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gains (losses):	$(8,281)	$(3,106)	$289	$(7,870)	$8,320	$(10,648)

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

For the three months ended March 31, 2016, there were no transfers out of Level 1 to Level 2. For the three months ended March 31, 2016, four companies were transferred from Level 2 to Level 3 as the number of observable market quotes available for these investments decreased. For the three months ended March 31, 2016, eight companies were transferred from Level 3 to Level 2 as the number of observable market quotes increased.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2015 (dollars in thousands):

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2014	$672,244	$225,695	$60,930	$364,897	$134,101	$1,457,867
Net unrealized gains (losses)	(25,796)	(15,964)	2,932	(65,713)	21,966	(82,575)
Purchases and other adjustments to cost	674,884	160,542	33,268	56,144	47,346	972,184
Sales and redemptions	(293,559)	(38,472)	(797)	(93,744)	(88,505)	(515,077)
Net realized gains (losses)	2,075	349	(4,061)	200	(296)	(1,733)
Net transfers in and/or out	65,192	8,413	—	—	500	74,105
Balance as of December 31, 2015	$1,095,040	$340,563	$92,272	$261,784	$115,112	$1,904,771
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gains (losses):	$(25,745)	$(15,874)	$(1,129)	$(65,713)	$22,030	$(86,431)

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

The composition of the Company’s investments as of March 31, 2016, at amortized cost and fair value, were as follows (dollars in thousands):

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,522,760	$1,455,325	62.7%
Senior Secured Second Lien Debt	352,355	331,357	14.3
Subordinated Debt	93,469	92,121	4.0
Collateralized Securities	316,879	235,259	10.1
Equity/Other	167,746	207,976	8.9
Total	$2,453,209	$2,322,038	100.0%

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

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of March 31, 2016 (dollars in thousands). The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$910,704	Yield Analysis	Market Yield	5.25%	24.50%	10.27%
Senior Secured Second Lien Debt (c)	263,654	Yield Analysis	Market Yield	8.50%	24.00%	11.34%
Subordinated Debt (e)	90,293	Yield Analysis	Market Yield	10.75%	22.00%	14.49%
Collateralized Securities	235,259	Discounted Cash Flow	Discount Rate	9.67%	71.52%	31.69%
Equity/Other (d)	14,779	Market Multiple Analysis	EBITDA Multiple	0.4x	10.67x	3.6x
Equity/Other (d)	28,451	Discounted Cash Flow	Discount Rate	12.32%	12.32%	12.32%

______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)
The remaining $215.9 million of senior secured first lien debt were valued based on broker quotes, probability weighted scenario, or at their respective acquisition prices as the investments closed near year end.

(c)	The remaining $35.4 million of senior secured second lien debt were valued based on broker quotes or at their respective acquisition prices as the investments closed near year end.

(d)
The remaining $79.6 million of equity/other investments consisted of $79.2 million which were valued with consideration of their respective appraisal value, $0.0 million which were based on a Monte-Carlo simulation and $0.4 million which were valued based on Black-Scholes implementation of the Option Pricing Method.

(e)	The remaining $1.8 million of subordinated debt were valued based on a Monte-Carlo simulation.

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.

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

(d)
The remaining $69.7 million of equity/other investments consisted of $69.6 million which were valued with consideration of their respective appraisal value, and $0.1 million which were based on a Monte-Carlo simulation.

(e)	The remaining $1.8 million of subordinated debt were valued based on a Monte-Carlo simulation.

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.

Note 4 — Related Party Transactions and Arrangements

The Sponsor, including its indirectly wholly-owned subsidiary, the Adviser, owns 0.16 million shares of the Company’s outstanding common stock as of March 31, 2016.

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

For the three months ended March 31, 2016 and March 31, 2015, the Company incurred $9.4 million and $8.2 million, respectively, of management fees, of which the Adviser did not waive any portion of such fees.

For the three months ended March 31, 2016 and March 31, 2015, the Company incurred $0.0 million and $5.2 million, respectively, of subordinated incentive fees on income, of which the Adviser waived $0.0 million and $3.5 million, respectively.

For the three months ended March 31, 2016 and March 31, 2015, the Company did not incur any capital gains incentive fees under the Investment Advisory Agreement.

For accounting purposes only, the Company is required under U.S. GAAP to also accrue a theoretical capital gains incentive fee based upon unrealized capital appreciation on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a capital gains incentive fee that would theoretically be payable to the Adviser. For the three months ended March 31, 2016 and March 31, 2015, the Company incurred $0.0 million and $0.7 million of theoretical capital gains incentive fees, respectively. The amounts actually paid to the Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

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

Expense Support Agreement

The Adviser and its affiliates may incur and pay costs and fees on behalf of the Company. The Company and its Adviser have entered into the Expense Support Agreement, whereby the Adviser may pay the Company up to 100% of all operating expenses (“Expense Support Payment”) for any period beginning November 4, 2011, the date our prior registration statement on Form N-2 was declared effective, and continuing until the Adviser and the Company mutually agree otherwise. The Expense Support Payment for any month shall be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offsets against amounts due from the Company to the Adviser.

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

(3)	"N/A"- Not Applicable

(4)	Expense Support Payment is no longer eligible for reimbursement as of March 31, 2016.

If an Expense Support Payment has not been reimbursed within three years of the date such Expense Support Payment was incurred, the Company’s obligation to pay such Expense Support Payment shall automatically terminate and be of no further effect.

The Company has recorded $0.2 million and $0.2 million as due to affiliate on the condensed consolidated statements of assets and liabilities as of March 31, 2016 and December 31, 2015, respectively, which reflects the netting of amounts due from the Adviser and affiliates and amounts due from the Company. On August 24, 2012, the Adviser made a payment to the Company in the amount of $0.8 million for $1.0 million of operating expenses pursuant to the Expense Support Agreement netted against $0.2 million due from the Company to the Adviser as reimbursement for payments made by the Adviser on behalf of the Company. As of March 31, 2016, the Adviser had assumed on a cumulative basis, $1.0 million of operating expenses pursuant to the Expense Support Agreement and none of the cumulative total is eligible for reimbursement.

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

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering expenses, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. As of March 31, 2016, offering costs incurred were not in excess of the 1.5% limit. As of December 31, 2015, offering costs incurred were not in excess of the 1.5% limit.

Other Affiliates

The Company has entered into agreements with affiliates of the Sponsor, whereby it has paid and/or may in the future pay certain fees or reimbursements to the Adviser, its affiliates and entities under common ownership with the Adviser in connection with items such as acquisition and financing activities, sales and maintenance of common stock under its IPO, asset and property management services and reimbursement of operating and offering related costs. The predecessor to AR Global is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory. The Company was also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager (“ANST”), pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. Subsequently, effective February 26, 2016, the Company entered into an agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to directly provide the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).

The following table reflects the fees incurred and payable to our Former Dealer Manager and its affiliates as of and for the three months ended March 31, 2016 (dollars in thousands):

	Incurred for the Three Months Ended	Payable for the Three Months Ended
	March 31, 2016	March 31, 2016
Selling commissions and dealer manager fees (1)	$—	$—
Offering costs	—	204
Management and incentive fees, net	9,413	9,280
Investment banking advisory fees (2)	—	—
Transfer agent fees	5	—
Professional fees	115	162
Other general and administrative	450	66
Total related party fees	$9,983	$9,712

The following table reflects the fees incurred and payable to our Former Dealer Manager and its affiliates as of and for the three months ended March 31, 2015 (dollars in thousands):

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

	Incurred for the Three Months Ended	Payable for the Three Months Ended
	March 31, 2015	March 31, 2015
Selling commissions and dealer manager fees (1)	$6,892	$—
Offering costs	541	1,342
Management and incentive fees, net	9,943	8,598
Investment banking advisory fees (2)	—	—
Transfer agent fees	346	961
Professional fees	168	307
Other general and administrative	36	59
Total related party fees	$17,926	$11,267

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

The following table reflects the components of due (to)/from affiliate as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Due from affiliate - organization & offering costs in excess of 1.5% of gross proceeds	$—	$—
Due (to)/from affiliate - non offering costs	17	7
Offering costs payable	(204)	(204)
Total due (to)/from affiliate	$(187)	$(197)

As of March 31, 2016, offering costs payable no longer includes offering costs that are payable to third parties. In prior periods, offering costs payable to third parties were included in due (to)/from affiliate as they were an offset to the organization and offering costs in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering that were the responsibility of the Adviser. Total organization and offering costs do not exceed 1.5% of the aggregate gross proceeds at March 31, 2016 so offering costs payable to third parties is no longer applicable as an offsetting balance in due (to)/from affiliate.

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

Borrowings under the Wells Fargo Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. As of March 31, 2016, the Company was in compliance with regards to the Wells Fargo Credit Facility covenants. The Wells Fargo Credit Facility may be prepaid in whole or in part, subject to customary breakage costs.

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

The weighted average annualized interest cost for all borrowings for the three months ended March 31, 2016 and March 31, 2015 was 3.46% and 2.39%, respectively. The average daily debt outstanding for the three months ended March 31, 2016 and March 31, 2015 was $873.1 million and $609.6 million, respectively. The maximum debt outstanding for the three months ended March 31, 2016 and March 31, 2015 was $922.3 million and $608.7 million, respectively.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The following table represents borrowings by credit facility, as of March 31, 2016 (dollars in thousands):

	Level	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Deferred Financing Costs	Principal less Deferred Financing Costs	Interest Rate	Interest Expense	Non-Usage Rate	Non-Usage Fees (per annum)
Wells Fargo Credit Facility	3	5/29/2020	$400,000	$283,086	$(3,589)	$279,497	See Note 1	$1,871	0.5% on the first $80 million and 2.0% on the remaining unfunded	$269
Deutsche Bank Credit Facility	3	2/21/2017	60,000	60,000	(297)	59,703	L+4.25%	328	See Note 2	245
Citi Credit Facility	3	6/27/2018	400,000	270,626	(1,651)	268,975	L+1.70%	1,578	0.50%	164
UBS Credit Facility	3	4/7/2018	210,000	210,000	(569)	209,431	L+3.90%	2,392	n/a	—
Subtotal			$1,070,000	$823,712	$(6,106)	$817,606		$6,169		$678

Unsecured Notes	3	9/1/2020	$100,000	$98,605	$(555)	$98,050	6.00%	$1,595	n/a	n/a
Totals			$1,170,000	$922,317	$(6,661)	$915,656		$7,764		$678
_____________________
(1) Interest rate is priced at one months maturity LIBOR with no LIBOR floor, plus a spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of loans owned.
(2) The undrawn rate is 0.75%. The Facility is subject to minimum utilization of 82.5% of the loan amount measured quarterly. If the utilized portion of the loan amount is less than the foregoing, such thresholds shall bear interest at LIBOR + 4.25%

The following table represents borrowings by credit facility, as of March 31, 2015 (dollars in thousands):

	Level	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Interest Rate	Interest Expense	Non-Usage Rate	Non-Usage Fees (per annum)
Wells Fargo Credit Facility	3	5/29/2020	$300,000	$278,100	See Note 1	$1,700	0.5% on the first $80 million and 2.0% on the remaining unfunded	$26
Deutsche Bank Credit Facility	3	2/21/2017	60,000	—	L+4.25%	700	See Note 2	—
Citi Credit Facility	3	6/27/2016	400,000	270,600	L+1.70%	1,300	0.50%	200
Totals			$760,000	$548,700		$3,700		$226
_________________
(1) Interest rate is priced at one months maturity LIBOR with no LIBOR floor, plus a spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of loans owned.
(2) The undrawn rate is 0.75%. The Facility is subject to minimum utilization of 82.5% of the loan amount measured quarterly. If the utilized portion of the loan amount is less than the foregoing, such thresholds shall bear interest at LIBOR + 4.25%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The following table represents borrowings by credit facility, as of December 31, 2015 (dollars in thousands):

	Level	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Deferred Financing Costs	Principal Less Deferred Financing Costs
Wells Fargo Credit Facility	3	5/29/2017	$400,000	$263,086	$(4,020)	$259,066
Deutsche Bank Credit Facility	3	2/21/2017	60,000	—	(380)	(380)
Citi Credit Facility	3	6/27/2018	400,000	270,626	(1,984)	268,642
UBS Credit Facility	3	4/7/2018	210,000	210,000	(560)	209,440
Subtotal			$1,070,000	$743,712	$(6,944)	$736,768

Unsecured Notes	3	8/26/2020	$100,000	$98,526	$(586)	$97,940
Totals			$1,170,000	$842,238	$(7,530)	$834,708

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

	Level	Carrying Amount at March 31, 2016	Fair Value at March 31, 2016
Wells Fargo Credit Facility	3	$283,087	$283,087
Deutsche Bank Credit Facility	3	60,000	60,000
Citi Credit Facility	3	270,625	270,625
UBS Credit Facility	3	210,000	210,000
Unsecured Notes	3	98,605	98,605
		$922,317	$922,317

	Level	Carrying Amount at December 31, 2015	Fair Value at December 31, 2015
Wells Fargo Credit Facility	3	$263,087	$263,087
Deutsche Bank Credit Facility	3	—	—
Citi Credit Facility	3	270,625	270,625
UBS Credit Facility	3	210,000	210,000
Unsecured Notes	3	98,526	98,526
		$842,238	$842,238

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Note 6 — Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2016, the Company had unfunded commitments on delayed draw term loans of $50.5 million, unfunded commitments on revolver term loans of $23.6 million and unfunded equity commitments of $11.7 million. As of December 31, 2015, the Company had unfunded commitments on delayed draw term loans of $48.7 million, unfunded commitments on revolver term loans of $18.9 million and unfunded equity commitments of $11.8 million. The unfunded commitments are disclosed in the Company's Consolidated Schedule of Investments. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.

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

Note 8 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No. 333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through March 31, 2016, the Company sold 177.9 million shares of common stock for gross proceeds of $1.9 billion, including shares purchased by the Sponsor and shares issued under the DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company is no longer issuing new shares except for DRIP shares. As of March 31, 2016, the Company had repurchased 5.7 million shares of common stock for payments of $54.8 million.

The following table reflects the common stock activity for the three months ended March 31, 2016 (dollars in thousands except share amounts):

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	1,737,478	15,621
Share Repurchases	(2,956,721)	(27,230)
	(1,219,243)	$(11,609)

The following table reflects the common stock activity for the three months ended March 31, 2015 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	6,925,977	$76,740
Shares Issued through DRIP	1,663,383	16,767
Share Repurchases	(432,002)	(4,522)
	8,157,358	$88,985

Note 9 — Share Repurchase Program

The Company intends to conduct semi-annual tender offers pursuant to its share repurchase program ("SRP"). The Company’s board of directors will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares and under what terms:

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

On March 8, 2016, the Company's board of directors amended the Company's SRP. The Company will conduct tender offers on a semi-annual basis, instead of on a quarterly basis as was done previously. The Company will continue to limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% at each semi-annual tender offer. In addition, in the event of a stockholder’s death or disability, any repurchases of shares made in connection with a stockholder’s death or disability may be included within the overall limitation imposed on tender offers during the relevant redemption period, which provides that the Company may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Quarterly Offer Date	Repurchase Date	Shares Tendered	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
September 12, 2012	October 8, 2012	—	—	$9.71	$—
December 13, 2012	January 15, 2013	46,975	10,732	$9.90	$106.22
March 27, 2013	April 25, 2013	29,625	29,625	$10.18	$301.58
July 15, 2013	August 13, 2013	30,365	30,365	$10.18	$308.97
October 22, 2013	November 21, 2013	55,255	55,255	$10.36	$572.44
February 4, 2014	March 6, 2014	68,969	68,969	$10.36	$714.52
June 6, 2014	July 11, 2014	117,425	117,425	$10.36	$1,216.38
August 7, 2014	September 10, 2014	111,854	111,854	$10.36	$1,158.80
December 19, 2014	January 23, 2015	313,101	313,101	$10.36	$3,243.73
March 16, 2015	April 15, 2015	162,688	162,688	$10.36	$1,685.45
June 26, 2015	July 31, 2015	533,527	533,527	$9.72	$5,185.88
September 18, 2015	October 20, 2015	728,874	728,874	$9.53	$6,946.17
December 23, 2015	January 25, 2016	7,375,871	3,053,869	$9.22	$28,156.67

Share amounts in the table above represent amounts filed in the Tender Offer.

As of March 31, 2016, the Company had repurchased 5.7 million shares of common stock for payments of $54.8 million. As of December 31, 2015, the Company had repurchased 2.7 million shares of common stock for payments of $27.6 million.

Note 10 — Net Increase in Net Assets

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of March 31, 2016 and December 31, 2015.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three months ended March 31, 2016 and March 31, 2015 (dollars in thousands except share and per share amounts):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2016	2015
Basic and diluted
Net increase in net assets from operations	$20,284	$31,123
Weighted average common shares outstanding	179,076,365	161,823,970
Net increase in net assets resulting from operations per share - basic and diluted	$0.11	$0.19

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

Note 11 — Distributions

The Company’s board of directors has authorized, and the Company has declared, cash distributions payable on a monthly basis to stockholders of record on each day since it commenced operations. Since November 2013, the distribution rate has been $0.002378082 per day, which is equivalent to $0.868 per annum, per share of common stock (or an annualized rate for distributions declared of 7.78% based on our last public offering price of $11.15 per share).  In March 2016, the Company’s board of directors ratified the existing distribution amount equivalent to $0.868 per annum, and, for calendar year 2016, affirmed a change to the daily distribution amount to $0.002371585 per day per share of common stock, effective January 1, 2016, to accurately reflect that 2016 is a leap year.

The amount of each such distribution will be subject to the discretion of the board of directors and applicable legal restrictions related to the payment of distributions. The Company will calculate each stockholder’s specific distribution amount for the month using record and declaration dates and accrue distributions on the date the Company accepts a subscription for shares of the Company’s common stock. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.

From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO and Follow-on. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of March 31, 2016, the Company had accrued $13.1 million in stockholder distributions that were unpaid. As of December 31, 2015, the Company had accrued $13.2 million in stockholder distributions that were unpaid.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

The following table reflects the cash distributions per share that we have paid on our common stock since January 2015 (dollars in thousands except per share amounts):

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2015:
January 31, 2015	February 4, 2015	$0.07	$5,948	$5,797	$11,745
February 28, 2015	March 2, 2015	0.07	5,520	5,236	10,756
March 31, 2015	April 1, 2015	0.07	6,265	5,898	12,163
April 30, 2015	May 1, 2015	0.07	6,242	5,849	12,091
May 29, 2015	June 1, 2015	0.07	6,680	5,905	12,585
June 30, 2015	July 1, 2015	0.07	6,485	5,735	12,220
July 31, 2015	August 3, 2015	0.07	6,976	6,126	13,102
August 31, 2015	September 1, 2015	0.07	7,053	6,049	13,102
September 30, 2015	October 1, 2015	0.07	6,870	5,835	12,705
October 31, 2015	November 2, 2015	0.07	7,140	6,030	13,170
November 30, 2015	December 1, 2015	0.07	6,932	5,835	12,767
December 31, 2015	January 4, 2016	0.07	7,224	5,989	13,213
			$79,335	$70,284	$149,619
2016:
January 31, 2016	February 3, 2016	$0.07	$8,921	$4,298	$13,219
February 28, 2016	March 1, 2016	0.07	7,014	5,335	12,349
March 31, 2016	April 1, 2016	0.07	7,363	5,718	13,081
April 30, 2016	May 2, 2016	0.07	12,700	1	12,701
			$35,998	$15,352	$51,350
			$115,333	$85,636	$200,969

The following table reflects the stock distributions per share that the Company declared on its common stock to date:

Date Declared	Record Date	Payment Date	Per Share	Distribution Percentage	Shares Issued
March 29, 2012	May 1, 2012	May 2, 2012	$0.05	0.49%	25,709

The Company has not established any limit on the extent to which it may use borrowings, if any, or proceeds from its IPO and Follow-on to fund distributions (which may reduce the amount of capital it ultimately invests in assets). There can be no assurance that the Company will be able to sustain distributions at any particular level.

Note 12 — Income Tax Information and Distributions to Stockholders

The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a RIC is exempt from federal income taxes if it meets, certain quarterly asset diversification requirements, annual income tests, and distributes to stockholders its ‘‘Investment Company Taxable Income,’’ as defined in the Code, each taxable year. Distributions declared prior to the filing of the previous year's tax return and paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its RIC status each year. The Company may also be subject to federal excise taxes of 4%.

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

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company's 2013 and 2014 federal tax years remain subject to examination by the Internal Revenue Service.

As of March 31, 2016, the Company had a deferred asset of $1.1 million and a deferred liability of $(3.9) million.  Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.1 million. As of December 31, 2015, the Company had a deferred asset of $2.1 million and a deferred liability of $(3.0) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $2.1 million.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Note 13 — Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2016 and March 31, 2015:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2016	2015
Per share data:
Net asset value, beginning of period	$8.97	$9.74

Results of operations (1) Net investment income	0.19	0.21
Net realized and unrealized depreciation on investments, net of deferred taxes	(0.08)	(0.02)
Net increase in net assets resulting from operations	0.11	0.19

Stockholder distributions (2) Distributions from net investment income	(0.19)	(0.21)
Return of capital	(0.03)	—
Net decrease in net assets resulting from stockholder distributions	(0.22)	(0.21)

Capital share transactions Issuance of common stock (3)	—	0.04
Repurchases of common stock	—	(0.03)
Offering costs	—	(0.01)
Net increase in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$8.86	$9.72
Shares outstanding at end of period	177,922,785	165,691,398
Total return (5)	1.25%	2.02%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$1,580,516	$1,613,073
Ratio of net investment income to average net assets (4)(7)(8)	8.45%	8.64%
Ratio of total expenses to average net assets (4)(7)(8)	5.89%	4.21%
Portfolio turnover rate (6)	5.61%	10.58%
______________

(1)
The per share data was derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense waiver and reimbursement equals $0.19 for the three months ended March 31, 2015.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)
The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock mainly from the Company's dividend reinvestment program.

(4)	For the three months ended March 31, 2015, excluding the expense waiver and reimbursement, the ratio of net investment income and total expenses to average net assets is 7.73% and 5.12%, respectively.

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

(6)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Not annualized.

(7)	Ratios are annualized, except for incentive fees.

(8)	Offering cost are not included as an expense in the calculation of this ratio.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Note 14 – Schedules of Investments and Advances to Affiliates

The following table presents the Schedule of Investments and Advances to Affiliates as of March 31, 2016:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2015	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2016
Control Investments
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.)	Senior Secured First Lien Debt	$—	$29,731	$4,215	$—	$—	$(2,853)	$31,093
Kahala US OpCo LLC	Senior Secured First Lien Debt	87	2,604	86	—	—	—	2,690
Kahala Ireland OpCo Limited (3)	Senior Secured First Lien Debt	5,659	170,281	5,657	—	—	—	175,938
Kahala Ireland OpCo Limited - Common Equity (3)	Equity/Other	—	29,428	—	—	—	5,672	35,100
Kahala Ireland OpCo Limited - Profit Participating Note (3)	Equity/Other	—	3,250	—	25	—	(25)	3,250
Kahala US OpCo LLC	Equity/Other	1	4,136	—	(199)	—	2,363	6,300
Park Ave RE Holdings, LLC (2)	Subordinated Debt	1,160	35,192	—	—	—	—	35,192
Park Ave RE Holdings, LLC (2) - Common Shares	Equity/Other	—	8,115	—	(369)	—	2,239	9,985
Park Ave RE Holdings, LLC (2) - Preferred Shares	Equity/Other	364	23,645	—	—	—	—	23,645
Total Control Investments		$7,271	$306,382	$9,958	$(543)	$—	$7,396	$323,193

Affiliate Investments
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	$508	$19,169	$—	$(1,508)	$—	$(988)	$16,673
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	896	11,114	—	(854)	—	(1,395)	8,865
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	(85)	12,216	—	(1,938)	—	590	10,868
Danish CRJ LTD.	Senior Secured First Lien Debt	—	20	—	(1)	—	1	20
Danish CRJ LTD.	Equity/Other	—	1,034	—	—	—	(123)	911
Fifth Street Senior Loan Fund LLC 2015-1A Class F	Collateralized Securities	259	8,523	40	—	—	(256)	8,307
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes	Collateralized Securities	828	23,566	—	(1,181)	—	(751)	21,634
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	303	16,112	—	(1,325)	—	(856)	13,931
MidOcean Credit CLO II, LLC	Collateralized Securities	797	23,603	—	(1,169)	—	(213)	22,221
MidOcean Credit CLO III, LLC	Collateralized Securities	1,040	23,748	—	(1,494)	—	485	22,739
MidOcean Credit CLO IV, LLC	Collateralized Securities	763	14,212	—	(709)	—	599	14,102
NMFC Senior Loan Program I, LLC	Equity/Other	768	45,994	—	—	—	(1,009)	44,985
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	1,058	24,461	—	(990)	—	(261)	23,210
Ocean Trails CLO V, LTD.	Collateralized Securities	969	25,957	—	(1,050)	—	(191)	24,716
OFSI Fund VI, Ltd. Subordinated Notes	Collateralized Securities	175	20,205	—	(1,834)	—	(521)	17,850
PennantPark Credit Opportunities Fund II, LP	Equity/Other	183	9,082	—	(1,615)	180	1,106	8,753
Related Fee Agreements	Collateralized Securities	402	11,679	—	(513)	—	(496)	10,670

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2015	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2016
South Grand MM CLO I, LLC	Equity/Other	—	29,155	—	—	—	(703)	28,452
Silver Spring CLO, Ltd.	Collateralized Securities	(449)	12,269	—	(2,132)	—	(3,648)	6,489
THL Credit Greenway Fund II LLC	Equity/Other	336	16,910	—	(1,102)	—	443	16,251
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	(118)	13,955	—	(1,914)	—	1	12,042
Total Affiliate Investments		$8,633	$362,984	$40	$(21,329)	$180	$(8,186)	$333,689
Total Control & Affiliate Investments		$15,904	$669,366	$9,998	$(21,872)	$180	$(790)	$656,882
______________________________________________________

(1)	The principal amount and ownership detail are shown in the Condensed Consolidated Schedules of Investments.

(2)
This investment is deemed significant under the SEC Rule 4-08(g). As of March 31, 2016, Park Ave RE Holdings LLC had total assets and liabilities of approximately $105.7 million and $80.4 million, respectively. Total revenue and net income for the three months ended March 31, 2016 were approximately $2.5 million and $0.4 million, respectively.

(3)
This investment is deemed significant under the SEC Rules 3-09 and 4-08(g). As of March 31, 2016, Kahala Ireland OpCo Limited had total assets and liabilities of approximately $483.2 million and $488.9 million, respectively. Total revenue and net loss for the three months ended March 31, 2016 were approximately $23.1 million and $2.8 million, respectively.

In addition, the Company has determined that it must include audited financial statements of Kahala Ireland OpCo Limited because it is a controlled investment and is required to do so under Rule 3-09. The audited financial statements were attached to the Company's Annual Report on Form 10-K as Exhibit 99.1.

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

Note 15 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the condensed consolidated financial statements except for the following:

DRIP Sales

From April 1, 2016 to May 2, 2016, the Company made distributions of $25.8 million. These distributions consisted of $20.1 million in cash and $0.6 million shares of common stock issued pursuant to the DRIP. Total gross proceeds from the issuance of shares pursuant to the DRIP were $5.7 million.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Other factors that could cause actual results to differ materially include:

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

Significant Accounting Estimates and Critical Accounting Policies

Our condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the condensed consolidated financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating plans occur we will describe additional critical accounting policies in the notes to our condensed consolidated financial statements in addition to those discussed below.

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our condensed consolidated financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates include:

Valuation of Portfolio Investments

Portfolio investments are reported on the condensed consolidated statements of assets and liabilities at fair value. On a quarterly basis the Adviser performs an analysis of each investment to assist the Board in its determination of fair value as follows:

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

We have entered into the Amended and Restated Administration Servicing Agreement and the Amended and Restated Accounting Servicing Agreement with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting and compliance support, necessary to operate. On August 13, 2012, we entered into a custody agreement with U.S. Bank National Association (“U.S. Bank”). Under the custody agreement, U.S. Bank holds all of our portfolio securities and cash for certain of our subsidiaries, and transfers such securities or cash pursuant to our instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party. Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of our IPO until May 2015, when we terminated our offering. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided services to us, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with our Sponsor.

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

Income Taxes

We have elected to be treated for federal income tax purposes, and intend to qualify thereafter, as a RIC under Subchapter M of the Code. Generally, a RIC is exempt from federal income taxes if it distributes at least 90% of its ‘‘investment company taxable income,’’ as defined in the Code, each year. Distributions declared prior to the filing of the previous year's tax return and paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to distribute sufficient distributions to maintain our RIC status each year. We may also be subject to federal excise taxes of 4%.

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

See Note 2 to the condensed consolidated financial statements for a description of other accounting policies and recently issued accounting pronouncements.

Portfolio and Investment Activity

During the three months ended March 31, 2016, we made $144.3 million of investments in new and existing portfolio companies and had $130.0 million in aggregate amount of exits and repayments, resulting in net investments of $14.3 million for the period. The portfolio composition by loan market at fair value consisted of 81.4% Middle Market (1), 4.0% Large Corporate (2), and 14.6% Other (3) investments. In addition, the total portfolio of debt investments at fair value consisted of 91.0% bearing variable interest rates and 9.0% bearing fixed interest rates.
______________

(1) Middle market represents companies whose annual revenues are between $10 million and $1 billion.
(2) Large corporate represents companies whose annual revenues are in excess of $1 billion.
(3) Other represents collateralized securities and equity investments.

Our portfolio composition, based on fair value at March 31, 2016 was as follows:

	March 31, 2016
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	62.7%	8.8%
Senior Secured Second Lien Debt	14.3	10.5
Subordinated Debt	4.0	13.6
Collateralized Securities (2)	10.1	12.3
Equity/Other	8.9	N/A
Total	100.0%	9.7%
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

The weighted average risk ratings of our investments based on fair value was 2.21 and 2.19 as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, we had three portfolio companies, which represented three portfolio investments, on non-accrual status. These investments had a total principal of $56.3 million and a total fair value of $33.0 million, which represented 2.2% and 1.4%, respectively, of our portfolio as of March 31, 2016. We are currently evaluating potential value recovery alternatives for these investments. As of December 31, 2015, we had three portfolio company, which represented three portfolio investments, on non-accrual status. These investments had a total principal of $51.9 million and a total fair value of $33.0 million, which represented 2.0% and 1.4%, respectively, of our portfolio as of December 31, 2015.

RESULTS OF OPERATIONS

Operating results for the three months ended March 31, 2016, and March 31, 2015 was as follows (dollars in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2016	2015
Total investment income	$56,918	$49,881
Total expenses net of expense waivers	23,380	16,344
Net investment income loss (gain) attributable to noncontrolling interests	7	(12)
Net investment income	$33,531	$33,549

 Investment Income

For the three months ended March 31, 2016, total investment income was $56.9 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.3 billion and a weighted average current yield of 9.7%. For the three months ended March 31, 2015, total investment income was $49.9 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.0 billion and a weighted average current yield of 10.0%.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2016 and March 31, 2015 was as follows (dollars in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2016	2015
Management fees	$9,413	$8,235
Subordinated income incentive fees	—	5,242
Interest and credit facility financing expenses	9,336	4,291
Professional fees	1,570	1,224
Other general and administrative	2,630	613
Administrative services	250	203
Insurance	55	52
Directors fees	126	18
Operating expenses before expense waivers	23,380	19,878
Waiver of management and incentive fees	—	(3,534)
Total operating expenses net of expense waivers	$23,380	$16,344

Interest and credit facility expenses for the three months ended March 31, 2016 were comprised of amortization of deferred financing costs and non-usage fees related to the Wells Fargo Credit Facility, Deutsche Bank Credit Facility, Citi Credit Facility, UBS Credit Facility and Unsecured Notes, along with $1.9 million of interest expense on the balance drawn on the Wells Fargo Credit Facility, $0.3 million of interest expense on the balance drawn on the Deutsche Bank Credit Facility, $1.6 million of interest expense on the balance drawn on the Citi Credit Facility, $2.4 million of interest expense on the balance drawn on the UBS Credit Facility, and $1.6 million of interest expense on the balance drawn on the Unsecured Notes. The interest expense on the balance drawn on the Wells Fargo Credit Facility was based on an average daily debt outstanding of $266.2 million at a weighted average annualized cost of 2.78% for the three months ended March 31, 2016. The interest expense on the balance drawn on the Deutsche Bank Credit Facility was based on an average daily debt outstanding of $27.7 million at a weighted average annualized cost of 4.68% for the three months ended March 31, 2016. The interest expense on the balance drawn on the Citi Credit Facility was based on an average daily debt outstanding of $270.6 million at a weighted average annualized cost of 2.28% for the three months ended March 31, 2016. The interest expense on the balance drawn on the UBS Credit Facility was based on an average daily debt outstanding of $210.0 million at a weighted average annualized cost of 4.51% for the three months ended March 31, 2016. The interest expense on the balance drawn on the Unsecured Notes was based on an average daily debt outstanding of $98.6 million at a weighted average annualized cost of 6.00% for the three months ended March 31, 2016. For the three months ended March 31, 2016, we incurred $9.4 million of management fees, of which the Adviser did not waive any such fees. For the three months ended March 31, 2016, we did not incur any incentive fees.

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

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay up to 100% of all of our operating expenses (“Expense Support Payment”) for any period beginning November 4, 2011, the date our prior registration statement on Form N-2 was declared effective and continuing until we and the Adviser mutually agree otherwise.

The Expense Support Payments for any month shall be paid to us by the Adviser in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to the Adviser. For the three months ended March 31, 2016 and 2015, no Expense Support Payments were made by our Adviser.

Net Realized Gain and Net Change in Unrealized Appreciation (Depreciation) on Investments (dollars in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2016	2015
Net realized gain (loss) from investments
Control investments	$—	$(65)
Affiliate investments	180	200
Non-control/non-affiliate investments	1,017	184
Total net realized gain from investments	1,197	319
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	6,501	1,682
Affiliate investments	(8,186)	(4,965)
Non-control/non-affiliate investments	(12,759)	704
Total net change in unrealized depreciation on investments, net of deferred taxes	(14,444)	(2,579)
Net change in unrealized depreciation attributable to non-controlling interests	—	(166)
Net realized and unrealized loss on investments	$(13,247)	$(2,426)

Net realized gain/(loss) and change in unrealized appreciation (depreciation) on investments, net of deferred taxes, resulted in a net loss of $(13.2) million for the three months ended March 31, 2016 compared to a net loss of $(2.4) million for the same period in 2015. We look at net realized gains and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.

The net loss for the three months ended March 31, 2016 was primarily driven by the unrealized depreciation on our Collateralized Securities and our Fund Investments. The net loss for the three months ended March 31, 2015 was primarily driven by the unrealized depreciation of $(4.4) million on a portfolio company investment that was not meeting performance expectations and was partially offset by net unrealized appreciation across the remainder of the portfolio. In total, we sold or repaid $130.0 million and $206.6 million, respectively, of assets during the three months ended March 31, 2016 and March 31, 2015.

Changes in Net Assets from Operations

For the three months ended March 31, 2016, we recorded a net increase in net assets resulting from operations of $20.3 million versus a net increase in net assets resulting from operations of $31.1 million for the three months ended March 31, 2015. The decrease is primarily attributable to net unrealized depreciation on investments of $(14.4) million during the three months ended March 31, 2016 which was driven by the overall market decline in broadly syndicated loan prices and unrealized depreciation across the portfolio of Collateralized Securities due to decreased liquidity in the market for this asset class and a decline in the market values of the collateral loans in the underlying securities. Based on the weighted average shares of common stock outstanding for the periods ended March 31, 2016 and 2015, respectively, our per share net increase in net assets resulting from operations was $0.11 for the three months ended March 31, 2016, versus a net increase in net assets resulting from operations of $0.19 for the three months ended March 31, 2015.

Cash Flows

For the three months ended March 31, 2016, net cash provided by operating activities was $16.5 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows used in operating activities for the three months ended March 31, 2016 was primarily due to 130.0 million in sales and repayments of investments. offset by cash used in operating activities for purchases of $144.3 million. This offset was far less than the prior period offset of $71.7 million.

Net cash provided by financing activities of $29.7 million during the three months ended March 31, 2016 primarily related to net proceeds from the Wells Fargo Credit Facility and the Deutsche Bank Credit Facility of $80.0 million. These inflows were partially offset by payments of stockholder distributions of $23.2 million and repurchases of common stock of $27.2 million.

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

Recent Developments

From April 1, 2016 to May 2, 2016, we made distributions of $25.8 million. These distributions consisted of $20.1 million in cash and $0.6 million shares of common stock issued pursuant to the DRIP. Total gross proceeds from the issuance from shares issued pursuant to the DRIP were $5.7 million.

Liquidity and Capital Resources

We generate cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our continuous public offering. The Registration Statement offering for sale up to $1.5 billion of shares of our common stock (150.0 million shares at an initial offering price of $10.00 per share) (the "Offering"), was declared effective on January 27, 2011. On July 1, 2014, our registration statement on Form N-2 (File No. 333-193241) for our follow-on offering (the "Follow-on") was declared effective by the SEC. Simultaneously with the effectiveness of the Follow-on, our IPO terminated. Under the Follow-on, we can offer up to 101,100,000 shares of its common stock. As of March 31, 2016, we had issued 177.9 million shares of our common stock for gross proceeds of $1.9 billion including shares issued to the Sponsor and shares issued under our distribution reinvestment plan ("DRIP").

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

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay the Expense Support Payment for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The purpose of the Expense Support Agreement was to reduce our offering and operating expenses to ensure that we were able to bear a reasonable level of expense in relation to our investment income. The Expense Support Payment for any month shall be paid to us by the Adviser in cash and/or offset against amounts due from us to the Adviser. Operating expenses subject to this agreement include expenses as defined by U.S. GAAP, including, without limitation, advisory fees payable and interest on indebtedness for such period, if any. As of March 31, 2016, the Adviser had made cumulative payments to us for $1.0 million of expenses pursuant to the Expense Support Agreement and none of the cumulative total is eligible for reimbursement. During the three months ended March 31, 2016, the Adviser made no payments to us for expenses pursuant to the Expense Support Agreement. See Note 4 - Related Party Transactions and Arrangements - Expense Support Agreement - in our condensed consolidated financial statements included in this report for additional information on this arrangement, including Expense Payments made by our Adviser pursuant to the terms of this agreement and the ability of the Adviser to be reimbursed for Expense Payments made to us.

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

We intend to conduct semi-annual tender offers pursuant to our share repurchase program. Our board of directors will consider the following factors, among others, in making its determination regarding whether to cause us to offer to repurchase shares and under what terms:

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

On March 8, 2016, our board of directors amended our share repurchase program. We will begin to make tender offers on a semi-annual basis, instead of on a quarterly basis as was done previously. We will continue to limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% at each semi-annual tender offer. In addition, in the event of a stockholder’s death or disability, any repurchases of shares made in connection with a stockholder’s death or disability may be included within the overall limitation imposed on tender offers during the relevant redemption period, which provides that we may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock we are able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period.

Distributions

Our board of directors has authorized, and we have declared, cash distributions payable on a monthly basis to stockholders of record on each day since we commenced operations. Since November 2013, the distribution rate has been $0.002378082 per day, which is equivalent to $0.868 per annum, per share of common stock (or an annualized rate for distributions declared of 7.78% based on our last public offering price of $11.15 per share).  In March 2016, our board of directors ratified the existing distribution amount equivalent to $0.868 per annum, and, for calendar year 2016, affirmed a change to the daily distribution amount to $0.002371585 per day per share of common stock, effective January 1, 2016, to accurately reflect that 2016 is a leap year.

The amount of each such distribution will be subject to the discretion of our board of directors and applicable legal restrictions related to the payment of distributions. We will calculate each stockholder’s specific distribution amount for the month using record and declaration dates and accrue distributions on the date we accept a subscription for shares of our common stock. The distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month.

From time to time, we may also pay interim distributions at the discretion of our board of directors. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our IPO. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

The table below shows the components of the distributions we have declared and/or paid during the three months ended March 31, 2016 and March 31, 2015. As of March 31, 2016, we had $13.1 million of distributions accrued and unpaid.

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2016	2015
Distributions declared	$38,649	$34,663
Distributions paid	$38,781	$34,086
Portion of distributions paid in cash	$23,160	$17,319
Portion of distributions paid in DRIP shares	$15,621	$16,767

We may fund our cash distributions to stockholders from any sources of funds available to us including expense payments from our Adviser that are subject to reimbursement to it as well as offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. Prior to June 30, 2012, a substantial portion of our distributions resulted from Expense Support Payments made by our Adviser that are subject to reimbursement by us within three years from the date such payment obligations were incurred. The purpose of this arrangement could be to avoid such distributions being characterized as returns of capital for GAAP or tax purposes. Despite this, we may still have distributions which could be characterized as a return of capital for tax purposes. You should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. You should also understand that our future reimbursements of such Expense Support Payments will reduce the distributions that you would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. The Adviser has no obligation to make Expense Support Payments in future periods. No Expense Support Payments were made by our Adviser during the three months ended March 31, 2016 or the three months ended March 31, 2015.

The following table sets forth the distributions made during the three months ended March 31, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2016	2015
Monthly distributions	$38,649	$34,663
Total distributions	$38,649	$34,663

Election as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December, 31 2011, and intend to maintain our qualification as a RIC thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S federal excise, state, local and foreign taxes. We may be subject to a 4% U.S. Federal excise tax.

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at March 31, 2016 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$283,087	$—	$—	$283,087	$—
Deutsche Bank Credit Facility (2)	60,000	60,000	—	—	—
Citi Credit Facility (3)	270,625	—	270,625	—	—
UBS Credit Facility (4)	210,000	—	210,000	—	—
Unsecured Notes (5)	98,605	—	—	98,605	—
Total contractual obligations	$922,317	$60,000	$480,625	$381,692	$—
______________

(1)	As of March 31, 2016, we had $116.9 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.

(2)	As of March 31, 2016, we had no unused borrowing capacity under the Deutsche Bank Credit Facility, subject to borrowing base limits.

(3)	As of March 31, 2016, we had $129.4 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.

(4)	As of March 31, 2016, we had no unused borrowing capacity under the UBS Credit Facility, subject to borrowing base limits.

(5)	As of March 31, 2016, we had no unused borrowing capacity under the Unsecured Notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2016, the Company had unfunded commitments on delayed draw term loans of $50.5 million, unfunded commitments on revolver term loans of $23.6 million and unfunded equity commitments of $11.7 million. As of December 31, 2015, the Company had unfunded commitments on delayed draw term loans of $48.7 million, unfunded commitments on revolver term loans of $18.9 million and unfunded equity commitments of $11.8 million. The unfunded commitments are disclosed in the Company's Condensed Consolidated Schedule of Investments. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.

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

As of March 31, 2016, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 2.57% and fixed rate debt, bearing an interest rate of 6.00% with a total carrying value of $922.3 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points assuming that our current statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 25 Basis Points	0.75%
Base Interest Rate	—%
(+) 100 Basis Points	0.17%
(+) 200 Basis Points	2.58%

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2016, neither we nor our Adviser are defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.2
Administration Agreement, dated as of February 9, 2016, between the Company and ARC Advisory Services, LLC (previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 9, 2016 and herein incorporated by reference).

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

11	Computation of Per Share Earnings (included in the notes to the unaudited condensed consolidated financial statements contained in this report).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of May 2016.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
By: /s/ Peter M. Budko Name: Peter M. Budko Title: Chief Executive Officer and Chairman of the Board of Directors
* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter M. Budko Peter M. Budko	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 12, 2016
/s/ Corinne D. Pankovcin Corinne D. Pankovcin	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	May 12, 2016