Form 10-Q
period 2016-06-30
Business Development Corp of America
filed 2016-08-15
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
    The number of shares of the registrant's common stock, $0.001 par value, outstanding as of August 9, 2016 was 180,299,961.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands except share and per share data)

	June 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
Investments, at fair value:
Control investments, at fair value (amortized cost of $269,813 and $282,567, respectively)	$293,442	$306,382
Affiliate investments, at fair value (amortized cost of $402,942 and $439,141, respectively)	342,661	362,984
Non-affiliate investments, at fair value (amortized cost of $1,769,440 and $1,707,195, respectively)	1,681,233	1,641,915
Investments, at fair value (amortized cost of $2,442,195 and $2,428,903, respectively)	2,317,336	2,311,281
Cash and cash equivalents	249,695	150,412
Receivable for unsettled trades	9,009	1,404
Interest receivable	22,053	22,772
Prepaid expenses and other assets	3,441	4,886
Total assets	$2,601,534	$2,490,755

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $5,524 and $6,944, respectively)	$813,701	$736,768
Unsecured notes payable (net of deferred financing costs of $524 and $586, respectively)	98,160	97,940
Stockholder distributions payable	12,742	13,213
Management fees payable	9,362	9,532
Subordinated income incentive fees payable	6,878	—
Accounts payable and accrued expenses	12,102	8,486
Payable for unsettled trades	53,271	6,683
Interest and credit facility fees payable	8,600	6,507
Payable for common stock repurchases	—	924
Due to affiliate	187	197
Directors fees payable	26	20
Total liabilities	$1,015,029	$880,270
Commitments and contingencies (Note 6)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 shares authorized, 179,089,123 and 179,142,028 shares issued and outstanding, respectively	179	179
Additional paid in capital	1,720,546	1,737,893
Accumulated over distributed net investment income	(7,656)	(7,656)
Accumulated over distributed net realized gains	(1,001)	(3,405)
Net unrealized depreciation, net of deferred taxes	(129,007)	(120,645)
Total net assets attributable to Business Development Corporation of America	1,583,061	1,606,366
Net assets attributable to non-controlling interest	3,444	4,119
Total net assets	1,586,505	1,610,485

Total liabilities and net assets	$2,601,534	$2,490,755

Net asset value per share attributable to Business Development Corporation of America	$8.84	$8.97

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Investment income:
Interest from investments
Control investments	$7,696	$2,692	$14,603	$4,822
Affiliate investments	8,955	20,960	17,405	37,662
Non-control/Non-affiliate investments	38,621	29,505	77,784	58,338
Total interest from investments	55,272	53,157	109,792	100,822
Interest from cash and cash equivalents	57	16	99	26
Total interest income	55,329	53,173	109,891	100,848
Other income	2,244	2,502	4,600	4,708
Total investment income	57,573	55,675	114,491	105,556

Operating expenses:
Management fees	9,593	8,802	19,006	17,037
Subordinated income incentive fees	6,878	4,902	6,878	10,145
Interest and credit facility financing expenses	9,440	5,567	18,775	9,857
Professional fees	1,460	2,114	2,780	3,339
Other general and administrative	2,133	2,439	5,014	3,052
Administrative services	203	206	453	408
Insurance	55	52	110	104
Directors fees	148	19	274	37
Expenses before expense waivers	29,910	24,101	53,290	43,979
Waiver of management and incentive fees	—	—	—	(3,534)
Total expenses net of expense waivers	29,910	24,101	53,290	40,445

Net investment (income) loss attributable to non-controlling interests	4	1	11	(11)

Net investment income	27,659	31,573	61,190	65,122

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from investments
Control investments	—	—	—	(65)
Affiliate investments	—	—	180	200
Non-control/non-affiliate investments	1,207	1,641	2,224	1,824
Total net realized gain from investments	1,207	1,641	2,404	1,959
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	(8,498)	(833)	(1,995)	850
Affiliate investments	24,066	(26,757)	15,878	(31,723)
Non-control/non-affiliate investments	(10,171)	(4,624)	(22,929)	(3,919)
Total net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	5,397	(32,214)	(9,046)	(34,792)
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	684	67	684	(99)
Net realized and unrealized gain (loss) on investments	7,288	(30,506)	(5,958)	(32,932)
Net increase in net assets resulting from operations	$34,947	$1,067	$55,232	$32,190
Per share information - basic and diluted
Net investment income	$0.15	$0.19	$0.34	$0.39
Net increase in net assets resulting from operations	$0.20	$0.01	$0.31	$0.19
Weighted average shares outstanding	178,671,810	170,406,339	178,874,087	166,138,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Operations:
Net investment income	$61,190	$65,122
Net realized gain from investments	2,404	1,959
Net change in unrealized depreciation on investments, net of deferred taxes	(9,046)	(34,792)
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	684	(99)
Net increase in net assets from operations	55,232	32,190
Stockholder distributions:
Distributions from net investment income	(61,190)	(71,559)
Return of capital	(16,027)	—
Net decrease in net assets from stockholder distributions	(77,217)	(71,559)
Capital share transactions:
Issuance of common stock, net of issuance costs	—	109,410
Reinvestment of stockholder distributions	26,876	34,419
Repurchases of common stock	(28,196)	(7,596)
Net increase (decrease) in net assets from capital share transactions	(1,320)	136,233
Total increase (decrease) in net assets, before non-controlling interest	(23,305)	96,864
Increase (decrease) in non-controlling interest	(675)	88
Total increase (decrease) in net assets	(23,980)	96,952
Net assets at beginning of period	1,610,485	1,535,423
Net assets at end of period	$1,586,505	$1,632,375

Net asset value per common share attributable to Business Development Corporation of America	$8.84	$9.53
Common shares outstanding at end of period	179,089,123	171,153,038

Accumulated under/(over) distributed net investment income	$(7,656)	$1,273
Accumulated under/(over) distributed realized gains	$(1,001)	$1,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Operating activities:
Net increase in net assets from operations	$55,232	$32,190
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Paid-in-kind interest income	(9,984)	(5,720)
Net accretion of discount on investments	(3,593)	(2,271)
Amortization of deferred financing costs	1,733	943
Sales and repayments of investments	327,976	392,875
Purchases of investments	(325,286)	(625,955)
Net realized gain from investments	(2,404)	(1,959)
Net unrealized depreciation on investments	7,236	35,206
(Increase) decrease in operating assets:
Interest receivable	720	(5,932)
Prepaid expenses and other assets	1,445	(1,576)
Receivable for unsettled trades	(7,605)	28,726
Increase (decrease) in operating liabilities:
Payable for unsettled trades	46,588	44,537
Management and incentive fees payable	6,708	3,926
Interest and credit facility fees payable	2,093	1,575
Accounts payable and accrued expenses	3,616	460
Directors fees payable	6	—
Net cash provided by (used in) operating activities	104,481	(102,975)

Financing activities:
Proceeds from issuance of shares of common stock, net	—	109,410
Repurchases of common stock	(28,196)	(7,596)
Increase in deferred offering costs receivable	—	2,170
Proceeds from revolving credit facilities	135,670	205,000
Payments on revolving credit facilities	(60,000)	(100,000)
Payable for common stock repurchases	(924)	841
Payments of financing cost	(250)	(3,976)
Payments to affiliate	(10)	(1,940)
Stockholder distributions	(50,813)	(36,507)
Increase (decrease) in non-controlling interest	(675)	88
Net cash provided by (used in) financing activities	(5,198)	167,490

Net increase in cash and cash equivalents	99,283	64,515
Cash and cash equivalents, beginning of period	150,412	206,872
Cash and cash equivalents, end of period	$249,695	$271,387
Supplemental information:
Interest paid during the period	$14,669	$7,428
Taxes, including excise tax, paid during the period	$145	$255
Distributions reinvested	$26,876	$34,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2016 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (n)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)

Senior Secured First Lien Debt - 94.8% (b)
Ability Networks Inc. (j)	Health Care Providers & Services	L+5.00% (6.00%), 5/14/2021	$13,783	$13,692	$13,438	0.8%
Adams Publishing Group, LLC (i)	Media	L+6.75% (7.75%), 11/3/2020	16,641	16,350	16,641	1.0%
AM General LLC (j)	Aerospace & Defense	L+9.00% (10.25%), 3/22/2018	4,900	4,643	4,557	0.3%
Amports, Inc. (m)	Transportation Infrastructure	L+8.46% (9.46%), 5/19/2020	15,000	14,927	14,775	0.9%
Amteck, LLC (f) (i) (m)	Commercial Services & Supplies	L+8.50% (9.50%), 7/2/2020	24,063	23,725	23,461	1.5%
Answers Corporation (i) (j)	Internet Software & Services	L+5.25% (6.25%), 10/3/2021	34,475	33,561	20,168	1.3%
AP Gaming I, LLC (i) (j)	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 12/21/2020	30,509	30,277	28,564	1.8%
APCO Holdings (i)	Diversified Consumer Services	L+6.00% (7.00%), 1/29/2022	8,975	8,716	8,706	0.5%
Aperture Group LLC (i)	Diversified Financial Services	L+6.25% (7.25%), 8/29/2019	7,036	7,014	6,895	0.4%
Applied Merchant Systems West Coast, Inc. (m)	Diversified Financial Services	L+11.50% (12.50%), 10/26/2020	20,877	20,785	20,460	1.3%
Ascensus, Inc. (j)	IT Services	L+4.50%, (5.50%), 12/3/2022	17,915	16,919	17,624	1.1%
Asurion (j)	IT Services	L+3.75% (5.00%), 5/24/2019	14,352	13,873	14,265	0.9%
Avaya, Inc. Term Loan B-3 (j)	Communications Equipment	L+4.50% (5.13%), 10/26/2017	9,685	8,276	7,447	0.5%
Avaya, Inc. Term Loan B-6 (j)	Communications Equipment	L+5.50% (6.50%), 3/31/2018	8,457	8,463	6,010	0.4%
Avaya, Inc. Term Loan B-7 (i) (j)	Communications Equipment	L+5.25% (6.25%), 5/29/2020	9,852	9,773	7,346	0.5%
AxleTech International, LLC (i)	Machinery	L+6.50% (7.50%), 1/5/2021	19,700	19,549	19,011	1.2%
Basho Technologies, Inc. (d) (l)	Software	17.00%, 3/9/2018	10,408	10,226	10,408	0.7%
BDS Solutions Group, LLC (f) (i) (m)	Business Services	L+8.75% (9.42%), 6/1/2021	34,000	33,247	33,238	2.1%
Blount International, Inc. (j)	Machinery	L+6.25% (7.25%), 4/12/2023	12,500	12,131	12,531	0.8%
Broder Bros, Co. (m)	Distributors	L+5.75% (7.00%), 6/3/2021	7,365	7,233	7,365	0.4%
Broder Bros, Co. (m)	Distributors	L+12.25% (13.50%), 6/3/2021	7,410	7,277	7,410	0.5%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (l) (o) (t)	Food Products	L+12.50% (13.50%), 4/28/2019	50,839	50,053	34,318	2.2%
Catapult Learning, LLC (i) (m)	Diversified Investment Vehicles	L+8.06% (9.06%), 7/16/2020	27,500	27,055	26,813	1.7%
CCW, LLC (f) (i)	Hotels, Restaurants & Leisure	L+7.00% (8.00%), 3/21/2021	24,875	24,522	24,626	1.6%
Central Security Group, Inc. (i) (j)	Commercial Services & Supplies	L+5.63% (6.63%), 10/6/2020	25,685	25,282	24,946	1.6%
CH Hold Corp. (f) (i)	Diversified Consumer Services	L+5.25% (6.25%), 11/20/2019	15,796	15,651	15,757	1.0%
Chicken Soup for the Soul Publishing, LLC (i) (m)	Media	L+8.00% (9.25%), 1/8/2019	28,971	28,788	28,827	1.8%
Clover Technologies Group, LLC (j)	Commercial Services & Supplies	L+4.50% (5.50%), 5/8/2020	14,084	13,996	12,447	0.8%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2016 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (n)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
ConvergeOne Holdings Corp. (j)	Diversified Consumer Services	L+5.00% (6.00%), 6/17/2020	$16,686	$16,583	$16,102	1.0%
Cvent, Inc. (j)	Internet Software & Services	L+5.00% (6.00%), 7/31/2023	10,000	9,900	9,900	0.6%
Danish CRJ LTD. (a) (p)	Aerospace & Defense	13.50%	20	8	—	—%
DigiCert, Inc (j)	Internet Software & Services	L+5.00% (6.00%), 10/21/2021	10,945	10,653	10,535	0.7%
Doskocil Manufacturing Company, Inc. (m)	Household Durables	L+8.45% (9.45%), 11/10/2020	15,000	14,771	15,000	0.9%
Eagle Rx, LLC (i)	Health Care Providers & Services	L+6.00% (7.00%), 8/15/2019	14,575	14,529	14,648	0.9%
ECI Acquisition Holdings, Inc. (i)	Internet Software & Services	L+6.25% (7.25%), 3/11/2019	12,841	12,805	12,648	0.8%
Emergency Communications Network, LLC (m)	Internet Software & Services	L+8.25% (9.25%), 6/12/2021	19,800	19,555	19,206	1.2%
ERG Holding Company (i)	Health Care Providers & Services	L+6.75% (8.00%), 4/4/2019	35,000	34,438	34,475	2.2%
Excelitas Technologies Corp. (j)	Electronic Equipment, Instruments & Components	L+5.00% (6.00%), 11/2/2020	13,832	13,779	13,002	0.8%
Greenwave Holdings, Inc. (l)	Internet Software & Services	13.00%, 7/8/2019	15,416	15,266	15,416	1.0%
GTCR Valor Companies, Inc. (j)	Software	L+6.00% (7.00%), 6/16/2023	25,000	24,005	23,766	1.5%
Hanna Anderson, LLC (f) (i)	Specialty Retail	L+7.25% (8.25%), 4/21/2019	15,622	15,530	15,622	1.0%
Icynene US Acquisition Corp. (f) (i) (m)	Building Products	L+6.25% (7.25%), 11/4/2020	22,406	22,095	22,406	1.4%
ILC Dover LP (i)	Aerospace & Defense	P+6.00% (9.50%), 3/20/2020	14,156	14,112	12,033	0.8%
InMotion Entertainment Group, LLC (f) (i)	Specialty Retail	L+7.75% (9.00%), 10/1/2018	14,840	14,687	14,840	0.9%
IPC Corp. (j)	Diversified Telecommunication Services	L+4.50% (5.50%), 8/6/2021	9,233	9,071	8,387	0.5%
Jackson Hewitt, Inc. (j)	Diversified Consumer Services	L+7.00% (8.00%), 7/30/2020	6,860	6,777	6,706	0.4%
K&N Engineering, Inc. (i)	Specialty Retail	L+4.25% (5.25%), 7/11/2019	4,893	4,874	4,795	0.3%
K2 Pure Solutions NoCal, L.P. (i)	Chemicals	L+6.00% (7.00%), 8/19/2019	6,500	6,431	6,500	0.4%
Kahala Ireland OpCo Limited (a) (d) (l) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	149,292	149,292	149,292	9.4%
Kahala US OpCo LLC (d) (l) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	2,690	2,690	2,690	0.2%
Land Holdings I, LLC (m)	Hotels, Restaurants & Leisure	12.00%, 6/26/2019	30,000	29,640	30,000	1.9%
Liquidnet Holdings, Inc. (a) (j)	Capital Markets	L+6.75% (7.75%), 5/22/2019	6,023	5,996	5,917	0.4%
MCS AMS Sub-Holdings LLC (j)	Real Estate Management & Development	L+6.50% (7.50%), 10/15/2019	12,469	12,216	10,754	0.7%
Metal Services LLC (j)	Metals & Mining	L+7.50% (8.50%), 6/30/2019	10,972	10,811	10,657	0.7%
Motion Recruitment Partners, LLC (f) (i)	Professional Services	L+6.00% (7.00%), 2/13/2020	18,563	18,248	18,563	1.2%
Motorsports Aftermarket Group, Inc. (i) (j)	Auto Components	L+4.00% (5.00%), 5/14/2021	26,444	24,889	13,575	0.9%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2016 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (n)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
MWI Holdings, Inc. (j)	Machinery	L+5.50% (6.50%), 6/28/2020	$10,000	$9,900	$9,850	0.6%
National Technical Systems, Inc. (i) (f)	Professional Services	L+6.00% (7.00%), 6/12/2021	19,850	19,687	19,453	1.2%
NexSteppe Inc. (l)	Chemicals	13.00%, 3/30/2018	10,389	9,975	9,765	0.6%
Noosa Acquirer, Inc. (i) (m)	Food Products	L+5.25% (6.25%), 11/21/2020	25,000	24,725	25,000	1.6%
North Atlantic Trading Company, Inc. (i) (j)	Food Products	L+6.50% (7.75%), 1/13/2020	17,428	17,396	17,210	1.1%
NTM Acquisition Corp. (i)	Media	L+6.25% (7.25%), 6/7/2022	12,750	12,559	12,495	0.8%
Orchid Underwriters Agency, LLC (f) (m)	Insurance Broker	10.00%, 11/6/2019	14,768	14,620	14,547	0.9%
Otter Box Holdings, Inc. (j)	Electronic Equipment, Instruments & Components	L+4.75% (5.75%), 6/3/2020	14,797	14,561	12,577	0.8%
PeopLease Holdings, LLC (i)	Commercial Services & Supplies	L+9.00% (10.00%), 2/26/2021	20,000	19,812	20,000	1.3%
PGX Holdings, Inc. (j)	Transportation Infrastructure	L+4.75% (5.75%), 9/29/2020	13,819	13,738	13,750	0.9%
Plaskolite, LLC (j)	Chemicals	L+4.50% (5.50%), 11/3/2022	6,965	6,902	6,939	0.4%
Premier Dental Services, Inc. (i) (j)	Health Care Providers & Services	L+6.50% (7.50%), 11/1/2018	22,488	22,426	21,588	1.4%
Pre-Paid Legal Services, Inc. (j)	Diversified Consumer Services	L+5.25% (6.50%), 7/1/2019	11,471	11,508	11,378	0.7%
Pride Plating, Inc. (i)	Aerospace & Defense	L+5.50% (6.50%), 6/13/2019	9,494	9,443	9,263	0.6%
PSKW, LLC (i)	Health Care Providers & Services	L+4.25% (5.25%), 11/25/2021	2,138	2,118	2,116	0.1%
PSKW, LLC (m)	Health Care Providers & Services	L+8.41% (9.41%), 11/25/2021	17,750	17,430	17,395	1.1%
Pure Barre, LLC (f) (i) (m)	Hotels, Restaurants & Leisure	L+7.00% (8.00%), 6/11/2020	28,543	28,148	28,257	1.8%
RedPrairie Corp. (j)	Software	L+5.00% (6.00%), 12/21/2018	17,855	17,496	16,766	1.1%
Resco Products, Inc. (i)	Metals & Mining	L+6.25% (6.79%), 9/7/2016	10,000	9,990	9,900	0.6%
RVNB Holdings, Inc. (dba All My Sons Moving & Storage) (f) (i)	Diversified Consumer Services	L+7.75% (8.75%), 2/25/2020	22,716	22,384	22,716	1.4%
Sage Automotive Holdings, Inc. (j)	Auto Components	L+5.00% (6.00%), 10/8/2020	7,257	7,193	7,112	0.4%
SHO Holding II Corporation (j)	Specialty Retail	L+5.00% (6.00%), 10/27/2022	11,940	11,830	11,821	0.7%
Squan Holding Corp. (i)	Diversified Telecommunication Services	L+8.75% (9.75%), 10/10/2019	20,744	20,474	14,521	0.9%
STG-Fairway Acquisitions, Inc. (j)	Professional Services	L+5.25% (6.25%), 6/30/2022	13,359	13,184	13,059	0.8%
Stratose Intermediate Holdings II, LLC (j)	Health Care Providers & Services	L+5.00% (6.00%), 1/26/2022	9,950	9,857	9,913	0.6%
SunGard Availability Services Capital, Inc. (j)	IT Services	L+5.00% (6.00%), 3/31/2019	8,741	8,691	7,856	0.5%
Taqua, LLC (l)	Wireless Telecommunication Services	13.50%, 7/31/2019	13,152	12,991	12,428	0.8%
Tax Defense Network, LLC (f) (i) (m)	Diversified Consumer Services	L+8.50% (9.50%), 8/28/2019	26,883	26,529	25,270	1.6%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2016 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (n)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Total Outdoor Holdings Corp.	Media	L+10.00% (11.00%), 8/28/2019	$13,000	$12,835	$13,260	0.8%
Transportation Insight, LLC (i) (m)	Air Freight & Logistics	L+5.25% (6.25%), 9/30/2019	20,643	20,432	20,437	1.3%
Trojan Battery Company, LLC (j)	Auto Components	L+4.75% (5.75%), 6/12/2021	10,640	10,563	10,547	0.7%
Turning Tech LLC (f) (i) (m)	Software	L+8.75% (9.38%), 6/30/2020	25,226	24,862	24,470	1.5%
Twenty Eighty, Inc. (j) (m)	Media	L+6.00% (7.00%), 9/30/2019	22,073	20,970	13,244	0.8%
United Central Industrial Supply Company, LLC (i) (j)	Commercial Services & Supplies	L+7.25% (8.50%), 10/9/2018	8,685	8,621	6,224	0.4%
VCVH Holding Corp. (j)	Health care	L+5.00% (6.00%), 6/1/2023	13,001	12,871	12,838	0.8%
VetCor Professional Practices LLC (f) (i)	Diversified Consumer Services	L+6.25% (7.25%), 4/20/2021	14,094	13,976	13,884	0.9%
Sub Total Senior Secured First Lien Debt				$1,580,352	$1,503,338	94.8%

Senior Secured Second Lien Debt - 17.7% (b)
Appriss Holdings, Inc. (m)	IT Services	L+8.25% (9.25%), 5/21/2021	$19,650	$19,421	$19,355	1.3%
Asurion LLC (j)	IT Services	L+7.50% (8.50%), 3/3/2021	10,000	9,238	9,600	0.6%
Boston Market Corporation (m)	Hotels, Restaurants & Leisure	L+7.63% (8.63%), 12/16/2018	24,476	24,280	24,476	1.5%
BrandMuscle Holdings Inc. (m)	Internet Software & Services	L+8.50% (9.50%), 6/1/2022	24,500	24,053	24,500	1.5%
Cayan Holdings (m)	IT Services	L+8.50% (9.50%), 3/24/2022	20,000	19,548	19,600	1.3%
CIG Financial, LLC (a) (f) (m)	Consumer Finance	10.50%, 6/30/2019	15,000	14,910	14,325	0.9%
CPX Interactive Holdings, LP (l)	Media	L+12.00% (13.00%), 3/26/2018	20,827	20,159	18,015	1.1%
CREDITCORP	Consumer Finance	12.00%, 7/15/2018	13,250	13,208	5,300	0.3%
Epic Health Services, Inc. (m)	Health Care Providers & Services	L+8.25% (9.25%), 8/17/2021	12,333	12,187	12,148	0.8%
J. C. Bromac Corporation (dba EagleRider, Inc.) (f) (m)	Hotels, Restaurants & Leisure	L+8.75% (9.50%), 2/10/2021	10,000	9,891	9,925	0.6%
K&N Engineering, Inc. (m)	Specialty Retail	L+8.63% (9.63%), 7/11/2020	13,000	12,803	12,870	0.8%
Linc Energy Finance USA, Inc. (t)	Oil, Gas & Consumable Fuels	12.50%, 10/31/2017	9,000	8,914	—	—%
NCP Finance Limited Partnership (j)	Consumer Finance	L+9.75% (11.00%), 10/1/2018	12,217	12,170	11,361	0.7%
Rx30 HoldCo, Inc. (m)	HealthCare Technology	L+9.00% (10.00%), 6/15/2022	11,500	11,304	11,213	0.7%
Sage Automotive Holdings, Inc. (m)	Auto Components	L+8.00% (9.00%), 10/8/2021	13,000	12,901	12,740	0.8%
Schulman Associates Institutional Review Board, Inc. (m)	Life Sciences Tools & Services	L+8.00% (9.00%), 6/3/2021	17,000	16,742	16,320	1.0%
Stratose Intermediate Holdings II, LLC (m)	HealthCare Providers & Services	L+9.50% (10.50%), 12/30/2021	30,000	29,548	30,000	1.9%
U.S. Auto (m)	Diversified Consumer Services	L+10.50% (11.50%), 6/8/2020	30,000	29,582	29,250	1.9%
Sub Total Senior Secured Second Lien Debt				$300,859	$280,998	17.7%

Subordinated Debt - 5.5% (b)

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2016 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (n)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Gold, Inc. (m)	Textiles, Apparel & Luxury Goods	10.00%, 6/30/2019	$7,003	$6,925	$7,003	0.4%
Park Ave RE Holdings, LLC (d) (o) (l)	Real Estate Management & Development	L+8.00% (13.00%), 12/29/2017	35,192	35,192	35,192	2.2%
Steel City Media (l)	Media	16.00%, 3/29/2020	20,991	20,684	20,152	1.3%
Visionary Integration Professionals, LLC (l) (t)	IT Services	15.00%, 12/3/2018	14,235	13,572	9,039	0.6%
Xplornet Communications, Inc. (a) (l)	Diversified Telecommunication Services	13.00%, 10/25/2020	13,701	13,701	13,906	0.9%
Zimbra, Inc. (t)	Software	12.00%, 7/10/2018	1,203	1,203	1,858	0.1%
Sub Total Subordinated Debt				$91,277	$87,150	5.5%

Collateralized Securities - 15.5% (b)
Collateralized Securities - Debt Investment
Fifth Street Senior Loan Fund I, LLC - 1A Class F (a) (p)	Diversified Investment Vehicles	L+7.50%, 1/19/2027	$10,728	$9,019	$8,310	0.5%
Collateralized Securities - Equity Investment
B&M CLO 2014-1, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	9.64%, 4/16/2026	40,250	23,177	17,854	1.1%
CVP Cascade CLO, LTD. Subordinated Notes (a) (e) (p) (v)	Diversified Investment Vehicles	1/16/2026	31,000	13,092	9,272	0.6%
CVP Cascade CLO-2, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	3.52%, 7/18/2026	35,250	15,976	11,501	0.7%
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	10.09%, 1/19/2027	31,575	24,527	22,143	1.4%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	5.94%, 1/15/2027	35,057	22,060	15,713	1.0%
MidOcean Credit CLO II, LLC (a) (p) (v)	Diversified Investment Vehicles	12.46%, 1/29/2025	37,600	25,469	22,384	1.4%
MidOcean Credit CLO III, LLC (a) (p) (v)	Diversified Investment Vehicles	16.37%, 7/21/2026	40,250	26,601	22,821	1.4%
MidOcean Credit CLO IV, LLC (a) (p) (v)	Diversified Investment Vehicles	17.31%, 4/15/2027	21,500	16,447	15,379	1.0%
NewStar Arlington Senior Loan Program LLC Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	17.28%, 7/25/2025	31,603	25,300	24,095	1.5%
Ocean Trails CLO V, LTD. (a) (p) (v)	Diversified Investment Vehicles	13.65%, 10/13/2026	40,518	29,795	26,584	1.8%
OFSI Fund VI, Ltd. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	10.42%, 3/20/2025	38,000	21,367	18,159	1.1%
Related Fee Agreements (a) (s)	Diversified Investment Vehicles		—	12,569	11,248	0.7%
Silver Spring CLO, Ltd. (a) (e) (p) (v)	Diversified Investment Vehicles	1.77%, 10/16/2026	31,500	20,154	7,620	0.5%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	13.07%, 5/1/2026	36,000	18,429	12,853	0.8%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2016 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (n)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Sub Total Collateralized Securities				$303,982	$245,936	15.5%

Equity/Other - 12.6% (b)
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant (e)	Software	Expire 3/9/2025	$306	$—	$28	—%
Basho Technologies, Inc. - Series G Senior Preferred Stock (e)	Software		$2,000	2,000	2,200	0.1%
Capstone Nutrition Common Stock (fka HIG Integrity Nutraceuticals, Inc.) (e) (o)	Food Products		$1,630	1,630	—	—%
Capstone Nutrition Preferred Stock (fka Integrity Nutraceuticals, Inc.) (e) (o) (u)	Food Products		$7	—	—	—%
Carlyle GMS Finance, Inc. (a) (f)	Diversified Investment Vehicles		$5,909	5,909	4,924	0.3%
CPX Interactive Holdings, LP - Series A Convertible Preferred Shares (e) (u)	Media	8.00%	$6,000	6,000	3,676	0.2%
CPX Interactive Holdings, LP - Warrants (e) (u)	Media	Expire Various	317	1,087	—	—%
Danish CRJ LTD. (a) (e) (p) (r)	Aerospace & Defense		$5	1	787	0.1%
Evolution Research Group - Preferred Equity (e)	Health Care Providers & Services	8.00%	$500	500	590	—%
Greenwave Holdings, Inc. - Series C Preferred Stock Warrant (e)	Internet Software & Services	Expire 8/16/2025	172	—	40	—%
Kahala Ireland OpCo Limited - Common Equity (a) (e) (h) (o)	Aerospace & Defense		—	—	28,590	1.9%
Kahala Ireland OpCo Limited - Profit Participating Note (a) (e) (h) (o)	Aerospace & Defense		3,250	2,950	3,250	0.2%
Kahala US OpCo LLC Common Stock (e) (k) (o)	Aerospace & Defense	13.00%	4,413	4,194	6,400	0.4%
MBLOX Inc. - Warrants (e)	Internet Software & Services	Expire 2/28/2023	1,531	—	—	—%
NexSteppe Inc. Series C Preferred Stock Warrant (e)	Chemicals	Expire 3/9/2025	177	500	31	—%
NMFC Senior Loan Program I, LLC (a) (p)	Diversified Investment Vehicles		$50,000	48,791	46,505	3.0%
Orchid Underwriters Agency, LLC - Preferred Shares (e) (u)	Insurance Broker		5	500	618	—%
Orchid Underwriters Agency, LLC - Common Shares (e) (u)	Insurance Broker		5	—	262	—%
Park Ave RE Holdings, LLC - Common Shares (e) (o) (w)	Real Estate Management & Development		1	167	10,065	0.6%
Park Ave RE Holdings, LLC - Preferred Shares (o) (w)	Real Estate Management & Development	8.00%	47	23,645	23,645	1.6%
PennantPark Credit Opportunities Fund II, LP (a) (f) (g) (p)	Diversified Investment Vehicles		$7,252	7,252	7,017	0.4%
SkyCross Inc. - Warrants (e)	Electronic Equipment, Instruments & Components	Expire 9/23/2023	2,254	—	—	—%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2016 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate (n)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
South Grand MM CLO I, LLC (a) (f) (p)	Diversified Investment Vehicles		$29,524	29,095	28,387	1.8%
Squan Holding Corp. - Class A Common Stock (e) (u)	Diversified Telecommunication Services		1,150	12	—	—%
Squan Holding Corp. - Series A Preferred Stock (e) (u)	Diversified Telecommunication Services		1	1,138	—	—%
Tax Defense Network, LLC (e)	Diversified Consumer Services		$425	425	275	—%
Tennenbaum Waterman Fund, L.P. (a)	Diversified Investment Vehicles		$10,000	10,000	9,924	0.6%
The SAVO Group, Ltd. - Warrants (e)	Internet Software & Services	Expire 3/23/2023	138	—	—	—%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		$14,769	14,769	14,900	0.9%
U.S. Auto Series A Common Units (e) (u)	Diversified Consumer Services		10	10	2	—%
U.S. Auto Series A Preferred Units (e) (u)	Diversified Consumer Services		1	490	530	—%
Visionary Integration Professionals, LLC - Warrants (e) (u)	IT Services	Expire 12/3/2023	657	910	—	—%
World Business Lenders, LLC (e)	Consumer Finance		3,750	3,750	4,648	0.3%
Xplornet Communications, Inc. - Warrants (a) (e)	Diversified Telecommunication Services	Expire 10/25/2023	10	—	2,384	0.2%
Zimbra, Inc. - Warrants (Third Lien Bridge Note) (t)	Software	Expire 7/11/2023	1,000	—	236	—%
Sub Total Equity/Other				$165,725	$199,914	12.6%

TOTAL INVESTMENTS - 146.1% (b)				$2,442,195	$2,317,336	146.1%
_____________

(a)
All of the Company's investments, except the investments noted by this footnote, are in eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"). Eligible assets represent 77.5% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.

(b)	Percentages are based on net assets of $1,586,505 as of June 30, 2016.

(c)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act. (See Note 3 to the condensed consolidated financial statements).

(d)	As of the date of election, the portfolio company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be payment-in-kind ("PIK").

(e)	Non-income producing at June 30, 2016.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2016
(Unaudited)

(f)	The Company has various unfunded commitments to portfolio companies. The remaining amount of these unfunded commitments as of June 30, 2016 are comprised of the following: (dollars in millions)

Portfolio Company Name	Commitment Type	Original Commitment	Remaining Commitment

Amteck, LLC	Revolver term loan	$5.0	$5.0
BDS Solutions Group, LLC	Delayed draw term loan	3.0	3.0
BDS Solutions Group, LLC	Revolver term loan	3.0	3.0
Carlyle GMS Finance, Inc.	Equity	10.0	4.1
CCW, LLC	Revolver term loan	3.0	3.0
CH Hold Corp.	Delayed draw term loan	2.2	1.6
CIG Financial, LLC	Delayed draw term loan	5.0	5.0
Hanna Anderson, LLC	Delayed draw term loan	3.5	2.1
Icynene US Acquisition Corp.	Delayed draw term loan	5.0	5.0
Icynene US Acquisition Corp.	Revolver term loan	5.0	4.0
InMotion Entertainment Group, LLC	Delayed draw term loan	2.2	1.8
J. C. Bromac Corporation	Delayed draw term loan	5.0	5.0
Motion Recruitment Partners, LLC	Revolver term loan	2.0	1.8
National Technical Systems, Inc.	Delayed draw term loan	5.0	5.0
Orchid Underwriters Agency, LLC	Delayed draw term loan	5.6	5.6
PennantPark Credit Opportunities Fund II, LP	Equity	10.8	1.6
Pure Barre, LLC	Revolver term loan	2.5	2.5
RVNB Holdings, Inc.	Revolver term loan	0.9	0.5
South Grand MM CLO I, LLC	Equity	35.0	5.5
Tax Defense Network, LLC	Delayed draw term loan	5.0	1.0
Turning Tech LLC	Revolver term loan	6.0	3.5
VetCor Professional Practices LLC	Delayed draw term loan	5.0	0.8

Total		$129.7	$70.4

(g)	The investment is subject to a three year lock-up restriction on withdrawals in year 4.

(h)	The Company's investment is held through the consolidated subsidiaries, Kahala Aviation Holdings, LLC and Kahala LuxCo, which own 100% of the equity of the operating company, Kahala Ireland OpCo LLC.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2016
(Unaudited)

(l)For the three months ended June 30, 2016, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind ("PIK"):

Portfolio Company	Investment Type	Cash	PIK	All-in Rate	PIK Earned for the three months ended June 30, 2016
Basho Technologies, Inc.	Senior Secured First Lien Debt	17.00%	—%	17.00%	$70
Greenwave Holdings, Inc.	Senior Secured First Lien Debt	10.00%	3.00%	13.00%	118
Capstone Nutrition	Senior Secured First Lien Debt	—%	13.50%	13.50%	807
Kahala Ireland OpCo Limited	Senior Secured First Lien Debt	—%	13.00%	13.00%	54
Kahala US OpCo LLC	Senior Secured First Lien Debt	13.00%	—%	13.00%	—
NexSteppe Inc.	Senior Secured First Lien Debt	10.00%	3.00%	13.00%	78
Taqua, LLC	Senior Secured First Lien Debt	10.50%	3.00%	13.50%	101
CPX Interactive Holdings, LP	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%	105
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%	—
Steel City Media	Subordinated Debt	12.00%	4.00%	16.00%	208
Visionary Integration Professionals, LLC	Subordinated Debt	—%	15.00%	15.00%	515
Xplornet Communications, Inc.	Subordinated Debt	—%	13.00%	13.00%	837
					$2,893

(m)	The Company's investment or a portion thereof is pledged as collateral under the UBS Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

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

(s)
Related Fee Agreements consist of one investment with a fair value of $0.9 million that is classified as a Non-affiliated Investment and six investments with a total fair value of $10.4 million that are classified as Affiliated Investments.

(t)	The investment is on non-accrual status as of June 30, 2016.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2016
(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2016:

	At June 30, 2016
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles	$384,406	16.5%
Aerospace & Defense	216,862	9.4
Health Care Providers & Services	156,311	6.7
Diversified Consumer Services	150,576	6.5
Hotels, Restaurants & Leisure	145,848	6.3
Media	126,310	5.5
Internet Software & Services	112,413	4.9
IT Services	97,339	4.2
Commercial Services & Supplies	87,078	3.8
Software	79,732	3.4
Real Estate Management & Development	79,656	3.4
Food Products	76,528	3.3
Specialty Retail	59,948	2.6
Professional Services	51,075	2.2
Auto Components	43,974	1.9
Machinery	41,392	1.8
Diversified Telecommunication Services	39,198	1.7
Consumer Finance	35,634	1.5
Business Services	33,238	1.4
Transportation Infrastructure	28,525	1.2
Diversified Financial Services	27,355	1.2
Electronic Equipment, Instruments & Components	25,579	1.1
Chemicals	23,235	1.0
Building Products	22,406	1.0
Communications Equipment	20,803	0.9
Metals & Mining	20,557	0.9
Air Freight & Logistics	20,437	0.9
Life Sciences Tools & Services	16,320	0.7
Insurance	15,427	0.7
Household Durables	15,000	0.6
Distributors	14,775	0.6
Health Care	12,838	0.6
Wireless Telecommunication Services	12,428	0.5
Health Care Technology	11,213	0.5
Textiles, Apparel & Luxury Goods	7,003	0.3
Capital Markets	5,917	0.3
Oil, Gas & Consumable Fuels	—	—
Total	$2,317,336	100.0%

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
ERG Holding Company (z) (ad)	Health Care Providers & Services	L+6.75% (8.00%), 4/4/2019	$17,177	$16,937	$16,808	1.0%
Excelitas Technologies Corp. (aa)	Electronic Equipment, Instruments & Components	L+5.00% (6.00%), 11/2/2020	13,903	13,843	12,252	0.8%
GEM Holdings Group, LLC (z)	Hotels, Restaurants & Leisure	L+9.00% (10.00%), 11/22/2020	16,004	15,963	16,158	1.0%
GK Holdings, Inc. (aa)	Professional Services	L+5.50% (6.50%), 1/20/2021	3,960	3,926	3,881	0.2%
Greenwave Holdings, Inc.	Internet Software & Services	13.00%, 7/8/2019	15,183	15,033	14,884	0.9%
GTCR Valor Companies, Inc. (z) (aa)	Software	L+5.00% (6.00%), 5/30/2021	32,570	31,963	32,245	2.0%
Hanna Anderson, LLC (z) (an)	Specialty Retail	L+7.25% (8.25%), 4/21/2019	14,824	14,724	14,720	0.9%
Icynene US Acquisition Corp. (h) (z) (ac) (aj)	Building Products	L+6.25% (7.25%), 11/4/2020	23,820	23,435	23,620	1.5%
ILC Dover LP (z)	Aerospace & Defense	L+7.00% (8.00%), 3/20/2020	14,344	14,293	13,142	0.8%
InMotion Entertainment Group, LLC (z) (ae)	Specialty Retail	L+7.75% (9.00%), 10/1/2018	15,230	15,044	15,278	0.9%
Integrity Nutraceuticals, Inc. (e) (o) (t) (z) (ab) (ai)	Food Products	L+12.50% (13.50%), 4/28/2019	41,732	41,120	29,731	1.8%
IPC Corp. (aa)	Diversified Telecommunication Services	L+4.50% (5.50%), 8/6/2021	6,948	6,916	6,519	0.4%
Jackson Hewitt, Inc. (aa)	Diversified Consumer Services	L+7.00% (8.00%), 7/30/2020	7,000	6,884	6,694	0.4%
Jefferson Gulf Coast Energy Partners LLC (aj)	Transportation Infrastructure	L+7.50% (11.00%), 2/27/2018	17,775	17,692	15,998	1.0%
K&N Engineering, Inc. (z)	Specialty Retail	L+4.25% (5.25%), 7/11/2019	4,975	4,953	4,802	0.3%
K2 Pure Solutions NoCal, L.P. (z)	Chemicals	L+7.00% (8.00%), 8/19/2019	9,625	9,507	9,341	0.6%
Kahala Ireland OpCo Limited (a) (o) (ai)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	170,281	170,281	170,281	10.7%
Kahala US OpCo LLC (o) (ai)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	2,604	2,604	2,604	0.2%
Land Holdings I, LLC (aj)	Hotels, Restaurants & Leisure	12.00%, 6/26/2019	30,000	29,580	30,820	1.9%
Liquidnet Holdings, Inc. (a) (z) (aa)	Capital Markets	L+6.75% (7.75%), 5/22/2019	6,190	6,158	5,973	0.4%
MCS AMS Sub-Holdings LLC (aa)	Real Estate Management & Development	L+6.50% (7.50%), 10/15/2019	13,031	12,727	10,555	0.7%
Motion Recruitment Partners, LLC (l) (z)	Professional Services	L+6.00% (7.00%), 2/13/2020	18,625	18,261	18,198	1.1%
Motorsports Aftermarket Group, Inc. (z) (aa)	Auto Components	L+4.00% (5.00%), 5/14/2021	26,579	24,867	17,941	1.1%
National Technical Systems, Inc. (v) (z)	Professional Services	L+6.00% (7.00%), 6/12/2021	19,950	19,769	19,707	1.2%
NexSteppe Inc. (ai)	Chemicals	13.00%, 3/30/2018	10,232	9,704	9,705	0.6%
Noosa Acquirer, Inc. (z) (aj)	Food Products	L+5.25% (6.25%), 11/21/2020	25,000	24,694	25,136	1.6%
North Atlantic Trading Company, Inc. (z) (aa)	Food Products	L+6.50% (7.75%), 1/13/2020	17,847	17,810	17,624	1.1%
Orchid Underwriters Agency, LLC (af) (aj)	Insurance Broker	10.00%, 11/6/2019	14,768	14,598	14,538	0.9%

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Visionary Integration Professionals, LLC (ab) (ai)	IT Services	17.00%, 12/3/2018	$13,148	$12,386	$10,663	0.7%
Xplornet Communications, Inc. (a) (ai)	Diversified Telecommunication Services	13.00%, 10/25/2020	12,864	12,864	12,974	0.8%
Zimbra, Inc. (e) (t)	Software	12.00%, 7/10/2018	1,203	1,203	1,835	0.1%
Sub Total Subordinated Debt				$93,909	$92,272	5.7%

Collateralized Securities - 16.4% (b)
Collateralized Securities - Debt Investment
Fifth Street Senior Loan Fund I, LLC - 1A Class F (a) (p)	Diversified Investment Vehicles	L+7.50%, 1/19/2027	$10,728	$8,938	$8,523	0.5%
Collateralized Securities - Equity Investment
B&M CLO 2014-1, LTD. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	8.05%, 4/16/2026	$40,250	$25,816	$19,169	1.1%
CVP Cascade CLO, LTD. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	3.38%, 1/16/2026	31,000	15,193	11,114	0.7%
CVP Cascade CLO-2, LTD. Subordinated Notes (a) (e) (p) (ao)	Diversified Investment Vehicles	7/18/2026	35,250	19,014	12,216	0.8%
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	11.30%, 1/19/2027	31,575	26,739	23,566	1.5%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	3.77%, 1/15/2027	35,057	24,459	16,112	1.0%
MidOcean Credit CLO II, LLC (a) (p) (ao)	Diversified Investment Vehicles	11.87%, 1/29/2025	37,600	27,719	23,603	1.5%
MidOcean Credit CLO III, LLC (a) (p) (ao)	Diversified Investment Vehicles	11.96%, 7/21/2026	40,250	29,131	23,748	1.5%
MidOcean Credit CLO IV, LLC (a) (p) (ao)	Diversified Investment Vehicles	16.51%, 4/15/2027	21,500	17,649	14,212	0.9%
NewStar Arlington Senior Loan Program LLC Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	14.77%, 7/25/2025	31,603	27,200	24,461	1.5%
Ocean Trails CLO V, LTD. (a) (p) (ao)	Diversified Investment Vehicles	11.64%, 10/13/2026	40,518	31,488	25,957	1.6%
OFSI Fund VI, Ltd. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	7.63%, 3/20/2025	38,000	24,510	20,205	1.3%
Related Fee Agreements (a) (s)	Diversified Investment Vehicles		—	13,805	12,674	0.8%
Silver Spring CLO, Ltd. (a) (e) (p) (ao)	Diversified Investment Vehicles	10/16/2026	31,500	22,286	12,269	0.8%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	8.28%, 5/1/2026	36,000	21,587	13,955	0.9%
Sub Total Collateralized Securities				$335,534	$261,784	16.4%

Equity/Other - 12.6% (b)

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate (ak)/Maturity	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant (e)	Software		306	$—	$16	—%
Basho Technologies, Inc. - Series G Senior Preferred Stock (e)	Software		$2,000	2,000	2,322	0.1%
Carlyle GMS Finance, Inc. (a) (i)	Diversified Investment Vehicles		$5,274	5,274	4,883	0.3%
CPX Interactive Holdings, LP - Series A Convertible Preferred Shares (e) (u)	Media	8.00%	$6,000	6,000	5,370	0.3%
CPX Interactive Holdings, LP - Warrants (e) (u)	Media		317	1,087	—	—%
Danish CRJ LTD. (a) (e) (p) (r)	Aerospace & Defense		$5	1	1,034	0.1%
Evolution Research Group - Preferred Equity (e)	Health Care Providers & Services	8.00%	$500	500	409	—%
Greenwave Holdings, Inc. - Series C Preferred Stock Warrant (e)	Internet Software & Services		172	—	—	—%
HIG Integrity Nutraceuticals (e) (o) (u)	Food Products		2	1,630	—	—%
Integrity Nutraceuticals (e) (o)	Food Products		25	—	—	—%
Kahala Ireland OpCo Limited - Common Equity (a) (e) (o) (y)	Aerospace & Defense		—	—	29,428	1.8%
Kahala Ireland OpCo Limited - Profit Participating Note (a) (e) (o) (y)	Aerospace & Defense		3,250	3,065	3,250	0.2%
Kahala US OpCo LLC (e) (o) (x)	Aerospace & Defense	13.00%	4,413	4,444	4,136	0.3%
MBLOX Inc. - Warrants (e)	Internet Software & Services		1,531	—	—	—%
NexSteppe Inc. Series C Preferred Stock Warrant (e)	Chemicals		177	500	447	—%
NMFC Senior Loan Program I, LLC (a) (p)	Diversified Investment Vehicles		$50,000	50,000	45,994	3.0%
Orchid Underwriters Agency, LLC - Preferred Shares (e) (u)	Insurance Broker		5	500	684	—%
Orchid Underwriters Agency, LLC - Common Shares (e) (u)	Insurance Broker		5	—	—	—%
Park Ave RE Holdings, LLC - Common Shares (e) (o) (w)	Real Estate Management & Development		1	587	8,115	0.5%
Park Ave RE Holdings, LLC - Preferred Shares (o) (w)	Real Estate Management & Development	8.00%	47	23,645	23,645	1.5%
PennantPark Credit Opportunities Fund II, LP (a) (g) (p)	Diversified Investment Vehicles		$8,686	8,686	9,082	0.6%
SkyCross Inc. - Warrants (e)	Electronic Equipment, Instruments & Components		2,254	—	—	—%
South Grand MM CLO I, LLC (a) (p) (ag)	Diversified Investment Vehicles		$29,524	29,095	29,155	1.9%
Squan Holding Corp. - Class A Common Stock (e) (u)	Diversified Telecommunication Services		1,150	12	—	—%

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

(b)	Percentages are based on net assets of $1,610,485 as of December 31, 2015.

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

(s)
Related Fee Agreements consists of one investment with a fair value of $1.0 million that is classified as a Non-affiliated Investment and six investments with a total fair value of $11.7 million that are classified as Affiliated Investments.

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

(ac)	The Company has committed to fund a delayed draw term loan of $5.0 million in Icynene US Acquisition Corp. The remaining commitment as of June 30, 2016 was $5.0 million.

(ad)	The Company has committed to fund a delayed draw term loan of $20.2 million in ERG Holding Company. The remaining commitment as of December 31, 2015 was $16.4 million.

(ae)	The Company has committed to fund a delayed draw term loan of $2.2 million in InMotion Entertainment Group, LLC. The remaining commitment as of December 31, 2015 was $1.8 million.

(af)	The Company has committed to fund a delayed draw term loan of $5.6 million in Orchid Underwriters Agency, LLC. The remaining commitment as of December 31, 2015 was $5.6 million.

(ag)	The Company has committed to fund $35.0 million in South Grand MM CLO I, LLC. The remaining commitment as of December 31, 2015 was $5.5 million.

(ah)	The Company has committed to fund a delayed draw term loan of $5.0 million in CIG Financial, LLC. The remaining commitment as of December 31, 2015 was $5.0 million.
(ai)For year ended December 31, 2015, the following investments paid or have the option to pay all or a portion of interest and dividends via PIK:

Portfolio Company	Investment Type	Cash	PIK	All-in Rate
Basho Technologies, Inc.	Senior Secured First Lien Debt	10.00%	3.00%	13.00%
Greenwave Holdings, Inc.	Senior Secured First Lien Debt	10.00%	3.00%	13.00%
Integrity Nutraceuticals, Inc.	Senior Secured First Lien Debt	10.50%	1.00%	11.50%
Kahala Ireland OpCo LLC	Senior Secured First Lien Debt	—%	13.00%	13.00%
Kahala US OpCo LLC	Senior Secured First Lien Debt	—%	13.00%	13.00%
NexSteppe Inc.	Senior Secured First Lien Debt	10.00%	3.00%	13.00%
PeopLease Holdings, LLC	Senior Secured First Lien Debt	14.00%	—%	14.00%
The Tennis Channel Holdings, Inc.	Senior Secured First Lien Debt	6.88%	2.00%	8.88%
Taqua, LLC	Senior Secured First Lien Debt	10.50%	3.00%	13.50%
CPX Interactive Holdings, LP	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%
Steel City Media	Subordinated Debt	12.00%	2.00%	14.00%
Visionary Integration Professionals, LLC	Subordinated Debt	—%	17.00%	17.00%
Xplornet Communications, Inc.	Subordinated Debt	—%	13.00%	13.00%

(aj)	The Company's investment or a portion thereof is pledged as collateral under the UBS Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONDENSED CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2015:

	At December 31, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles	$405,105	17.4%
Aerospace & Defense	237,523	10.3
Hotels, Restaurants & Leisure	145,504	6.3
Media	137,639	6.0
Diversified Consumer Services	127,756	5.5
Health Care Providers & Services	114,642	5.0
Internet Software & Services	112,197	4.9
IT Services	99,583	4.3
Software	88,454	3.8
Commercial Services & Supplies	83,409	3.6
Real Estate Management & Development	77,507	3.4
Food Products	72,491	3.1
Specialty Retail	59,097	2.6
Professional Services	54,795	2.4
Electronic Equipment, Instruments & Components	49,453	2.1
Auto Components	47,960	2.1
Transportation Infrastructure	44,628	1.9
Consumer Finance	44,017	1.9
Diversified Telecommunication Services	41,651	1.8
Diversified Financial Services	27,356	1.2
Chemicals	26,423	1.1
Building Products	23,620	1.0
Personal Products	22,434	1.0
Air Freight & Logistics	20,495	0.9
Machinery	19,242	0.8
Life Sciences Tools & Services	16,292	0.7
Insurance Broker	15,222	0.7
Household Durables	14,738	0.6
Distributors	14,607	0.6
Communications Equipment	14,347	0.6
Wireless Telecommunication Services	12,933	0.6
Textiles, Apparel & Luxury Goods	11,730	0.5
Health Care Technology	11,242	0.5
Metals & Mining	9,741	0.4
Capital Markets	5,973	0.3
Oil, Gas & Consumable Fuels	1,475	0.1
Total	$2,311,281	100.0%

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

Note 1 — Organization and Basis of Presentation

Business Development Corporation of America (the “Company”), incorporated in Maryland on May 5, 2010, is an externally managed, non-diversified closed-end investment company that elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2011 and has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is applying the guidance of Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 946, "Financial Services - Investment Companies" ("ASC 946"). The Company is, therefore, required to comply with certain regulatory requirements as promulgated under the 1940 Act. The Company is managed by BDCA Adviser, LLC (the “Adviser”) pursuant to the terms of the Investment Advisory and Management Services Agreement, as amended (the “Investment Advisory Agreement”). The Adviser was formed in Delaware as a private investment management firm and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of the Company's activities and is responsible for making investment decisions for its portfolio. The Adviser is indirectly, wholly-owned by the sponsor, AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global" or the "Sponsor").

The Company's investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. The Company invests primarily in first and second lien senior secured loans and mezzanine debt issued by middle market companies. The Company defines middle market companies as those with annual revenues between $10 million and $1 billion. The Company may also purchase interests in loans through secondary market transactions in the "over-the-counter" market for institutional loans. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. The Company may invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles (“Collateralized Securities”). Structurally, Collateralized Securities are entities that are formed to manage a portfolio of senior secured loans made to companies whose debt is rated below investment grade or, in limited circumstances, unrated. The senior secured loans within these Collateralized Securities meet specified credit and diversity criteria and are subject to concentration limitations in order to create a diverse investment portfolio. The Company expects that each investment generally will range between approximately 0.5% to 3.0% of its total assets. In most cases, companies to whom the Company provides customized financing solutions will be privately held at the time it invests in them.

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Company sold 22,222 shares of common stock to its Adviser on July 8, 2010 at $9.00 per share, which represented the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.  On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and commenced operations as of that date. On February 1, 2012, the Adviser contributed an additional $1.3 million to purchase 140,784 shares of our common stock at $9.234 per share so that the aggregate contribution by the Adviser was $1.5 million. The Adviser will not tender any amount of its shares for repurchase as long it continues to serve as our investment adviser. On July 1, 2014, the Company's registration statement on Form N-2 (File No. 333-193241) for its follow-on offering (the "Follow-on") was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Under the Follow-on, the Company offered up to 101,100,000 shares of its common stock. As of June 30, 2016, the Company had issued 179.1 million shares of common stock for gross proceeds of $1.9 billion including the shares purchased by the Sponsor and shares issued under the Company's distribution reinvestment plan ("DRIP"). Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. Other than shares issued pursuant to the DRIP, the Company has not issued any new shares of common stock since July 1, 2015 and does not intend to issue any new shares of common stock.

In addition, the Company is only allowed to borrow money such that the asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities (excluding borrowings) to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. The Company may use borrowed funds, known as “leverage,” to make

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

investments and to attempt to increase returns to stockholders by reducing the overall cost of capital. The Company currently has credit facilities with Wells Fargo Bank, National Association ("Wells Fargo"), Citibank, N.A. (“Citi”), and UBS AG, London Branch ("UBS") and has sold $100.0 million in aggregate principal of senior notes. The Company previously had a credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank") which was terminated in June 2016. The Company previously had entered into a total return swap agreement (“TRS”) through a wholly owned, consolidated subsidiary, 405 TRS I, LLC (“405 Sub”) with Citi but it terminated the TRS with Citi in June 2014.

The Company has formed and expects to continue to form consolidated subsidiaries (the "Consolidated Holding Companies") to hold equity securities of portfolio companies. These Consolidated Holding Companies enable the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. Any tax payable by the Consolidated Holding Companies are included as an expense in the Company's condensed consolidated statements of operations. As of June 30, 2016, 54th Street Equity Holdings, Inc., Kahala Aviation Holdings, LLC, Kahala Aviation US, Inc., Kahala LuxCo, and Park Ave RE, Inc. were the only Consolidated Holding Companies.

On February 10, 2016, AR Global received written notice from American National Stock Transfer, LLC ("ANST"), the Company's transfer agent and an affiliate of Realty Capital Securities, LLC (the "Former Dealer Manager"), that it would wind down operations by the end of the month. ANST withdrew as the transfer agent effective February 29, 2016. Subsequently, effective February 26, 2016, the Company entered into a definitive agreement with its previous provider of sub-transfer agency services to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).

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

Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, the condensed consolidated financial statements may not include all of the information and notes required by U.S. GAAP for annual condensed consolidated financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2016.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

Consolidation

As provided under Regulation S-X and ASC Topic 946, the Company will generally not consolidate its investment in a company other than a wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's wholly-owned subsidiaries in its condensed consolidated financial statements.

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

With respect to investments for which market quotations are not readily available, the Adviser undertakes a multi-step valuation process each quarter, as described below:

•	Each portfolio company or investment will be valued by the Adviser, potentially with assistance from one or more independent valuation firms engaged by the board of directors;

•	The independent valuation firm(s), if involved, will conduct independent appraisals and make an independent assessment of the value of each investment; and

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

•
The board of directors determines the fair value of each investment, in good faith, based on the input of the Adviser, independent valuation firm (to the extent applicable) and the audit committee of the board of directors.

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

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12 month period. As of June 30, 2016 and December 31, 2015, offering costs have not been incurred in excess of the 1.5% limit.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

Deferred Financing Costs

Financing costs incurred in connection with the Company’s unsecured notes and revolving credit facilities with Wells Fargo, Deutsche Bank, Citi, and UBS are capitalized and amortized into expense using the straight-line method over the life of the respective facility. See Note 5 - Borrowings - for details on the Credit Facilities and unsecured notes.

Distributions

The Company’s board of directors has authorized, and the Company has declared cash distributions payable on a monthly basis to stockholders of record on each day since it commenced operations. Since November 2013, the distribution rate has been $0.002378082 per day, which is equivalent to $0.868 per annum, per share of common stock (or an annualized rate for distributions declared of 7.78% based on our last public offering price of $11.15 per share).  In March 2016, the Company’s board of directors ratified the existing distribution amount equivalent to $0.868 per annum, and, for calendar year 2016, affirmed a change to the daily distribution amount to $0.002371585 per day per share of common stock, effective January 1, 2016, to accurately reflect that 2016 is a leap year.

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
Fee Income
Fee income, such as structuring fees, origination, closing, amendment fees, commitment and other upfront fees are generally non-recurring and are recognized as revenue when earned, either upfront or amortized into income. Upon the payment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment and other upfront fees are recorded as income.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Gains or losses on the sale of investments are calculated using the specific identification method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Income Taxes

The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a RIC is exempt from federal income taxes if it distributes to its stockholders at least 90% of ‘‘investment company taxable income,’’ as defined in the Code, each year. Distributions declared prior to the filing of the previous year's tax return and paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its RIC status each year. The Company may be subject to federal excise taxes of 4%.

New Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. The Company is currently evaluating the impact the adoption of this standard has on its condensed consolidated financial statements and disclosures.

On April 7, 2015, the FASB issued ASU No. 2015-03, Presentation of Debt Issuance Costs.  The ASU requires debt issuance costs to be presented on the balance sheet as a direct deduction from the debt liability.  The ASU is effective for interim and annual reporting periods beginning after December 14, 2015.  The Company adopted this guidance during the quarter ended March 31, 2016 and adjusted prior period balance sheets to reflect the change. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which amends the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entity ("VIE") guidance. ASU 2015-02 changes the manner in which a reporting entity assesses one of the five characteristics that determine if an entity is a VIE. Accordingly, the Company adopted this guidance during the

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

quarter ended March 31, 2016 and has evaluated the impact of ASU 2015-02 on its condensed consolidated financial statements and determined that the adoption of ASU 2015-02 did not have a material impact on our condensed consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. Sufficient information must be provided to permit reconciliation of the fair value of assets categorized within the fair value hierarchy to the amounts presented in the Statements of Assets and Liabilities. The guidance is required to be presented for annual periods beginning after December 15, 2015, and for interim periods within those fiscal years. Accordingly, the Company adopted ASU 2015-07, during the quarter ended March 31, 2016, which removes investments measured using the net asset value per share practical expedient from the fair value hierarchy in all periods presented. The adoption of ASU 2015-07 did not have a material impact on the Company’s condensed consolidated financial statements.

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

All of the Company’s investment portfolio at June 30, 2016 was comprised of debt and equity instruments for which Level 1 inputs, such as quoted prices, were not available. Therefore, at June 30, 2016, the investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

portfolio at June 30, 2016 may differ materially from values that would have been used had a ready market for the securities existed.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors. Portfolio investments are reported on the condensed consolidated statements of assets and liabilities at fair value. On a quarterly basis the Company performs an analysis of each investment to determine fair value as described below.

Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. The Company may also obtain quotes with respect to certain of the Company's investments from pricing services or brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is readily available according to U.S. GAAP to determine the fair value of the security. If determined reliable and readily available, the Company uses the quote obtained.

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

For an investment in an investment fund that does not have a readily determinable fair value, the Company measures the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of ASC Topic 946, as of the Company's measurement date. Prior to its termination in June 2014, the value of our TRS was primarily based on the increase or decrease in the value of the loans underlying the TRS, as determined by Citi based upon indicative pricing by an independent third-party pricing service.

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

As of June 30, 2016, the Company had four portfolio companies, which represented four portfolio investments, on non-accrual status with a total principal amount of $75.3 million, amortized cost of $73.7 million, and fair value of $45.2 million which represented 2.9%, 3.0% and 2.0% of the investment portfolio total principal, amortized cost and fair value, respectively. As of December 31, 2015, the Company had three portfolio companies, which represented three portfolio investments, on non-accrual status with a total principal amount of $51.9 million, amortized cost of $51.2 million, and fair value of $33.0 million which represented 2.0%, 2.1% and 1.4% of the investment portfolio total principal, amortized cost and

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in the Company's condensed consolidated financial statements included in this report for additional details regarding the Company’s non-accrual policy.

For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings - in the condensed consolidated financial statements included in this report.

The following table presents fair value measurements of investments, by major class, as of June 30, 2016, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$406,867	$1,096,471	$1,503,338
Senior Secured Second Lien Debt	—	9,600	271,398	280,998
Subordinated Debt	—	—	87,150	87,150
Collateralized Securities	—	—	245,936	245,936
Equity/Other	—	—	88,257	88,257
Other investments measured at net asset value (1)	—	—	—	111,657
Total	$—	$416,467	$1,789,212	$2,317,336

(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated statements of assets and liabilities.

The following table presents fair value measurements of investments, by major class, as of December 31, 2015, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$310,828	$1,095,040	$1,405,868
Senior Secured Second Lien Debt	—	8,475	340,563	349,038
Subordinated Debt	—	—	92,272	92,272
Collateralized Securities	—	—	261,784	261,784
Equity/Other	—	—	115,112	115,112
Other investments measured at net asset value (1)	—	—	—	87,207
Total	$—	$319,303	$1,904,771	$2,311,281

(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated statements of assets and liabilities.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2016:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2015	$1,095,040	$340,563	$92,272	$261,784	$115,112	$1,904,771
Net change in unrealized gains (losses)	(13,233)	(3,137)	(2,490)	15,708	3,084	(68)
Purchases and other adjustments to cost	202,589	23,364	2,467	78	—	228,498
Sales and redemptions	(130,652)	(66,155)	(5,160)	(31,634)	(784)	(234,385)
Net realized gains	805	385	61	—	—	1,251
Transfers in	105,272	—	—	—	—	105,272
Transfers out	(163,350)	(23,622)	—	—	(29,155)	(216,127)
Balance as of June 30, 2016	$1,096,471	$271,398	$87,150	$245,936	$88,257	$1,789,212
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gains (losses):	$(14,582)	$(3,352)	$(2,490)	$15,708	$3,084	$(1,632)

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

For the six months ended June 30, 2016, there were no transfers out of Level 1 to Level 2. For the six months ended June 30, 2016, five companies were transferred from Level 2 to Level 3 as the number of observable market quotes available for these investments decreased. For the six months ended June 30, 2016, nine companies were transferred from Level 3 to Level 2 as the number of observable market quotes increased.

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2015:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2014	$672,244	$225,695	$60,930	$364,897	$134,101	$1,457,867
Net change in unrealized gains (losses)	(25,796)	(15,964)	2,932	(65,713)	21,966	(82,575)
Purchases and other adjustments to cost	674,884	160,542	33,268	56,144	47,346	972,184
Sales and redemptions	(293,559)	(38,472)	(797)	(93,744)	(88,505)	(515,077)
Net realized gains (losses)	2,075	349	(4,061)	200	(296)	(1,733)
Transfers in	256,421	42,663	—	—	500	299,584
Transfers out	(191,229)	(34,250)	—	—	—	(225,479)
Balance as of December 31, 2015	$1,095,040	$340,563	$92,272	$261,784	$115,112	$1,904,771
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the year:
Net change in unrealized gains (losses):	$(25,745)	$(15,874)	$(1,129)	$(65,713)	$22,030	$(86,431)

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

The composition of the Company’s investments as of June 30, 2016, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,580,352	$1,503,338	64.9%
Senior Secured Second Lien Debt	300,859	280,998	12.1
Subordinated Debt	91,277	87,150	3.8
Collateralized Securities	303,982	245,936	10.6
Equity/Other	165,725	199,914	8.6
Total	$2,442,195	$2,317,336	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

The composition of the Company’s investments as of December 31, 2015, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,461,343	$1,405,868	60.8%
Senior Secured Second Lien Debt	367,465	349,038	15.1
Subordinated Debt	93,909	92,272	4.0
Collateralized Securities	335,534	261,784	11.3
Equity/Other	170,652	202,319	8.8
Total	$2,428,903	$2,311,281	100.0%

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of June 30, 2016. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$897,508	Yield Analysis	Market Yield	5.82%	27.50%	10.51%
Senior Secured Second Lien Debt (c)	241,997	Yield Analysis	Market Yield	9.04%	24.00%	12.00%
Subordinated Debt (e)	85,292	Yield Analysis	Market Yield	10.62%	30.00%	15.23%
Collateralized Securities	245,936	Discounted Cash Flow	Discount Rate	9.50%	69.64%	28.14%
Equity/Other (d)	13,025	Market Multiple Analysis	EBITDA Multiple	2.4x	17.8x	9.2x

______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)
The remaining $199.0 million of senior secured first lien debt were valued based on broker quotes, probability weighted scenario, or at their respective acquisition prices as the investments closed near year end.

(c)	The remaining $29.4 million of senior secured second lien debt were valued based on broker quotes or at their respective acquisition prices as the investments closed near year end.

(d)
The remaining $75.2 million of equity/other investments consisted of $72.7 million which were valued with consideration of their respective appraisal value, $2.5 million which were based on a Monte-Carlo simulation.

(e)	The remaining $1.9 million of subordinated debt were valued based on a Monte-Carlo simulation.

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2015. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

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

Note 4 — Related Party Transactions and Arrangements

The Sponsor, including its indirectly wholly-owned subsidiary, the Adviser, owns 0.15 million shares of the Company’s outstanding common stock as of June 30, 2016.

The Former Dealer Manager served as the dealer manager of our IPO until May 2015, when we terminated our offering. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to the Company, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with our Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc.

In January 2016, AR Global became the successor business to AR Capital, LLC and became the parent of the Company's current Sponsor.

The Company has entered into the Amended and Restated Administration Servicing Agreement and the Amended and Restated Accounting Servicing Agreement with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for the Company to operate. On August 13, 2012, the Company entered into a custody agreement with U.S. Bank National Association (“U.S. Bank”). Under the custody agreement, U.S. Bank holds all of the portfolio securities and cash

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

of the Company and for certain of its subsidiaries, and transfers such securities or cash pursuant to the Company’s instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party.

On February 9, 2016, the Company and ARC Advisory Services, LLC (“ARC Advisory”), a wholly-owned subsidiary of the Company’s Sponsor, entered into an agreement for ARC Advisory to provide the Company with administrative services necessary for the Company’s operation (the “ARC Administration Agreement”). Pursuant to the ARC Administration Agreement, ARC Advisory provides the Company with, among other things, office facilities, equipment, clerical, bookkeeping and record keeping services. In addition, ARC Advisory assists the Company in determining and publishing the Company’s net asset value and the filing of the Company’s tax returns. The Company will reimburse ARC Advisory for the costs and expenses incurred by ARC Advisory in performing its obligations pursuant to the ARC Administration Agreement.

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

The incentive fee consists of two parts. The first part is referred to as the subordinated incentive fee on income.

On June 23, 2016, the Company, pursuant to an affirmative vote of stockholders at the Company’s 2016 Annual Meeting of Stockholders, entered into the Third Amended and Restated Advisory and Management Services Agreement (the “Amended Advisory Agreement”) between the Company and its investment adviser, BDCA Adviser, LLC (the “Adviser”). The Amended Advisory Agreement amends the manner in which the income incentive fee payable by the Company to the Adviser is earned and calculated. Specifically, under the Amended Advisory Agreement, the hurdle rate required for the Adviser to earn, and be paid, the income incentive fee is expressed as a percentage of the Company’s net assets rather than “Adjusted Capital” (as defined below), as it was previously calculated under the then-existing advisory and management services agreement (the “Prior Advisory Agreement”).

Under the Amended Advisory Agreement, the applicable percentages related to the incentive fee on income, including the hurdle rate, remain the same as those in the Prior Advisory Agreement. Accordingly, the incentive fee on income will be calculated and payable quarterly in arrears and equal 20.0% of pre-incentive fee net investment income for the immediately preceding quarter, subject to a hurdle rate, expressed as a rate of return on the Company’s net assets, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%.

The Prior Advisory Agreement defined “Adjusted Capital” to mean the amount of money received from sales of the Company’s common stock (including reinvested dividends) minus distributions paid to stockholders and amounts paid for share repurchases pursuant to the Company’s share repurchase program.

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

For the three and six months ended June 30, 2016, the Company incurred $9.6 million and $19.0 million, respectively, of management fees, of which the Adviser did not waive any portion of such fees. For the three and six months ended June 30, 2015, the Company incurred $8.8 million and $17.0 million, respectively, of management fees, of which the Adviser did not waive any portion of such fees.

For the three and six months ended June 30, 2016, the Company incurred $6.9 million and $6.9 million, respectively, of subordinated incentive fees on income, of which the Adviser did not waive any portion of such fees. For the three and six

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

months ended June 30, 2015, the Company incurred $4.9 million and $10.1 million, respectively, of subordinated incentive fees on income, of which the Adviser waived $0.0 million and $3.5 million, respectively.

For the three and six months ended June 30, 2016 and June 30, 2015, the Company did not incur any capital gains incentive fees under the Investment Advisory Agreement.

For accounting purposes only, the Company is required under U.S. GAAP to also accrue a theoretical capital gains incentive fee based upon unrealized capital appreciation on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a capital gains incentive fee that would theoretically be payable to the Adviser. For the three and six months ended June 30, 2016, the Company did not incur any theoretical capital gains incentive fees. For the three months ended June 30, 2015, the Company had a reduction of $0.3 million of theoretical capital gains incentive fees. For the six months ended June 30, 2015, the Company incurred $0.4 million of theoretical capital gains incentive fees. The amounts actually paid to the Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

Expense Support Agreement

The Adviser and its affiliates may incur and pay costs and fees on behalf of the Company. The Company and its Adviser have entered into the Expense Support Agreement ("Expense Support Agreement"), whereby the Adviser may pay the Company up to 100% of all operating expenses (“Expense Support Payment”) for any period beginning November 4, 2011, the date our prior registration statement on Form N-2 was declared effective, and continuing until the Adviser and the Company mutually agree otherwise. The Expense Support Payment for any month shall be paid by the Adviser to the Company in any combination of cash or other immediately available funds and/or offsets against amounts due from the Company to the Adviser.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

Below is a table that provides information regarding Expense Support Payment obligations incurred by the Adviser pursuant to the Expense Support Agreement as well as other information relating to the Company's ability to reimburse the Adviser for such payments. The amounts presented in the first column below, except as noted, are subject to reimbursement to the Adviser pursuant to the terms of the Expense Support Agreement:

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

(3)	"N/A"- Not Applicable

(4)	Expense Support Payment is no longer eligible for reimbursement as of June 30, 2016.

If an Expense Support Payment has not been reimbursed within three years of the date such Expense Support Payment was incurred, the Company’s obligation to pay such Expense Support Payment shall automatically terminate and be of no further effect.

The Company has recorded $0.2 million and $0.2 million as due to affiliate on the condensed consolidated statements of assets and liabilities as of June 30, 2016 and December 31, 2015, respectively, which reflects the netting of amounts due from the Adviser and affiliates and amounts due from the Company. On August 24, 2012, the Adviser made a payment to the Company in the amount of $0.8 million for $1.0 million of operating expenses pursuant to the Expense Support Agreement netted against $0.2 million due from the Company to the Adviser as reimbursement for payments made by the Adviser on behalf of the Company. As of June 30, 2016 and December 31, 2015, the Adviser had assumed on a cumulative basis, $1.0 million of operating expenses pursuant to the Expense Support Agreement and none of the cumulative total is eligible for reimbursement.

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

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering expenses, including transfer agent fees, in excess of 1.5% of the aggregate gross

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

proceeds from the Company’s on-going offering. As of June 30, 2016 and December 31, 2015, offering costs incurred were not in excess of the 1.5% limit.

Other Affiliates

The Company has entered into agreements with affiliates of the Sponsor, whereby it has paid and/or may in the future pay certain fees or reimbursements to the Adviser, its affiliates and entities under common ownership with the Adviser in connection with items such as acquisition and financing activities, sales and maintenance of common stock under its IPO, asset and property management services and reimbursement of operating and offering related costs. The predecessor to AR Global is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory. The Company was also party to a transfer agency agreement with ANST, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. Subsequently, effective February 26, 2016, the Company entered into an agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to directly provide the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).

The following table reflects the fees incurred to our Former Dealer Manager and its affiliates for the three and six months ended June 30, 2016 and June 30, 2015:

	Incurred for the Three Months Ended		Incurred for the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Selling commissions and dealer manager fees (1)	$—	$3,978	$—	$10,870
Offering costs	—	(19)	—	522
Management and incentive fees, net	16,471	13,704	25,884	23,648
Investment banking advisory fees (2)	—	—	—	—
Transfer agent fees	5	1,234	5	1,580
Professional fees	115	336	115	504
Other general and administrative	447	211	897	247
Total related party fees	$17,038	$19,444	$26,901	$37,371

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

The following table reflects the fees payable to our Former Dealer Manager and its affiliates as of June 30, 2016 and December 31, 2015:

	Payable as of
	June 30, 2016	December 31, 2015
Selling commissions and dealer manager fees (1)	$—	$—
Offering costs	—	205
Management and incentive fees, net	16,240	9,532
Investment banking advisory fees (2)	—	—
Transfer agent fees	—	582
Professional fees	163	134
Other general and administrative	66	59
Total related party fees	$16,469	$10,512
______________

(1)	Selling commissions and dealer manager fees are not reflected in the Company's condensed consolidated financial statements

(2)	Investment banking advisory fees were paid to the Former Dealer Manager for strategic advisory services provided to the Company

Due (to)/from affiliate

The due to affiliate primarily consists of offering expenses incurred due to the Adviser.

The following table reflects the components of due (to)/from affiliate as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Due from affiliate - organization & offering costs in excess of 1.5% of gross proceeds	$—	$—
Due (to)/from affiliate - non offering costs	17	7
Offering costs payable	(204)	(204)
Total due (to)/from affiliate, net	$(187)	$(197)

As of June 30, 2016, offering costs payable no longer includes offering costs that are payable to third parties. In prior periods, offering costs payable to third parties were included in due (to)/from affiliate as they were an offset to the organization and offering costs in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering that were the responsibility of the Adviser. Total organization and offering costs do not exceed 1.5% of the aggregate gross proceeds at June 30, 2016 so offering costs payable to third parties is no longer applicable as an offsetting balance in due (to)/from affiliate.

Note 5 — Borrowings

Wells Fargo Credit Facility

On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, BDCA Funding I, LLC ("Funding I"), entered into a revolving credit facility with Wells Fargo and U.S. Bank as collateral agent, account bank and collateral custodian (the "Wells Fargo Credit Facility"). The Wells Fargo Credit Facility, which was subsequently amended on April 26, 2013, September 9, 2013, June 30, 2014, May 29, 2015, and November 4, 2015, provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, with a term of 60 months.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
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

Deutsche Bank Credit Facility

On February 21, 2014, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, BDCA 2L Funding I, LLC ("2L Funding I"), entered into a credit facility with Deutsche Bank (the "Deutsche Bank Credit Facility") as lender and as administrative agent and U.S. Bank as collateral agent and collateral custodian.

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

On February 19, 2016, the Deutsche Bank Credit Facility was amended by extending the revolving period by three months. Additionally, the minimum usage was increased from 65.0% to 82.5%. On June 3, 2016, 2L Funding I repaid its $60.0 million of outstanding borrowings and subsequent interest and fees in full under the Deutsche Bank Credit Facility, and unilaterally terminated the Deutsche Bank Credit Facility in accordance with its terms.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

Citi Credit Facility

On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, BDCA-CB Funding, LLC ("CB Funding"), entered into a credit facility with Citi (the "Citi Credit Facility") as administrative agent and U.S. Bank as collateral agent, account bank and collateral custodian. The Citi Credit Facility, which was subsequently amended on October 14, 2015, provides for borrowings over a twenty four month period in an aggregate principal amount of up to $400.0 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility.

UBS Credit Facility

On April 7, 2015, the Company, through a wholly-owned, special-purpose, bankruptcy-remote subsidiary, BDCA Helvetica Funding, Ltd. ("Helvetica Funding") entered into a debt financing facility with UBS AG, London Branch (“UBS”), pursuant to which $150.0 million will be made available to the Company to fund investments in new securities and for other general corporate purposes (the “UBS Credit Facility”). The UBS Credit Facility was subsequently amended on July 10, 2015 to increase the amount of debt available to the Company under the facility from $150.0 million to $210.0 million. On June 6, 2016, the USB credit facility was again amended to increase the amount of debt available from $210.0 million to $232.5 million. In addition, the amended facility increased the applicable spread over a three-month LIBOR from 3.90% to 4.05% per annum for the relevant period and increased the permissible percentage of second lien loans from 60% to 70%. Pricing under the transaction is based on three-month LIBOR plus a spread of 4.05% per annum for the relevant period.

Unsecured Notes

On August 26, 2015, the Company entered into a Purchase Agreement with the Initial Purchasers, relating to the Company’s sale of $100.0 million aggregate principal amount of its 6.00% fixed rate senior notes due 2020 to the Initial Purchasers in a private placement in reliance on Section 4(a)(2) of the Securities Act and for initial resale by the Initial Purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act (the "Unsecured Notes"). The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchasers. The Purchase Agreement includes customary representations, warranties and covenants by the Company. Under the terms of the Purchase Agreement, the Company has agreed to indemnify the Initial Purchasers against certain liabilities under the Securities Act. The Unsecured Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The net proceeds from the sale of the Unsecured Notes was approximately $97.9 million, after deducting Initial Purchasers’ discounts and commissions of approximately $1.6 million payable by the Company and estimated offering expenses of approximately $0.5 million payable by the Company. The Company used the net proceeds to make investments in accordance with the Company’s investment objectives and for general corporate purposes.

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

The Indenture contains certain covenants, including covenants requiring the Company to: (i) comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act as in effect immediately prior to the issuance of the Unsecured Notes, whether or not the Company is subject to such provisions; (ii) provide financial information to the holders of the Unsecured Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended; and (iii) maintain total unencumbered assets, as defined in the Indenture, of at least 175% of the aggregate principal amount of all of the Company and the Company’s consolidated

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

subsidiaries’ outstanding unsecured debt determined on a consolidated basis in accordance with generally accepted accounting principles. The Company will maintain at all times total specified assets of not less than 100% of the aggregate principal amount of all of its consolidated subsidiaries' outstanding unsecured indebtedness determined on a consolidated basis in accordance with U.S. GAAP. These covenants are subject to important limitations and exceptions that are described in the Indenture.

The weighted average annualized interest cost for all borrowings for the six months ended June 30, 2016 and June 30, 2015 was 3.48% and 2.54%, respectively. The average daily debt outstanding for the six months ended June 30, 2016 and June 30, 2015 was $887.2 million and $643.3 million, respectively. The maximum debt outstanding for the six months ended June 30, 2016 and June 30, 2015 was $977.9 million and $723.7 million, respectively.

The following table represents borrowings by credit facility, as of June 30, 2016:

	Level	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Balance Sheet
Wells Fargo Credit Facility	3	5/29/2020	$400,000	$283,087	$(3,374)	$279,713
Deutsche Bank Credit Facility	3	(1)	—	—	—	—
Citi Credit Facility	3	6/27/2018	400,000	303,638	(1,469)	302,169
UBS Credit Facility	3	4/7/2018	232,500	232,500	(681)	231,819
Subtotal			$1,032,500	$819,225	$(5,524)	$813,701

Unsecured Notes	3	9/1/2020	$100,000	$98,684	$(524)	$98,160
Totals			$1,132,500	$917,909	$(6,048)	$911,861
_____________________
(1) On June 3, 2016, the Deutsche Bank Credit Facility was repaid and terminated.

The following table represents borrowings by credit facility, as of December 31, 2015:

	Level	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Balance Sheet
Wells Fargo Credit Facility	3	5/29/2020	$400,000	$263,087	$(4,020)	$259,067
Deutsche Bank Credit Facility	3	2/21/2017	60,000	—	(380)	(380)
Citi Credit Facility	3	6/27/2016	400,000	270,625	(1,984)	268,641
UBS Credit Facility	3	4/7/2018	210,000	210,000	(560)	209,440
Subtotal			$1,070,000	$743,712	$(6,944)	$736,768

Unsecured Notes	3	9/1/2020	$100,000	$98,526	$(586)	$97,940
Totals			$1,170,000	$842,238	$(7,530)	$834,708

The following table represents borrowings by credit facility for the three and six months ended June 30, 2016:

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

	Three months ended June 30, 2016				Six months ended June 30, 2016
	Interest Rate	Non-Usage Rate	Interest Expense	Non-Usage Fees	Interest Rate	Non-Usage Rate	Interest Expense	Non-Usage Fees
Wells Fargo Credit Facility	(1)	(2)	$1,999	$316	(1)	(2)	$3,871	$586
Deutsche Bank Credit Facility	L+4.25%	(3) (4)	351	50	L+4.25%	(3)	679	294
Citi Credit Facility	L+2.00%	0.50%	1,637	159	L+2.00%	0.50%	3,214	322
UBS Credit Facility	L+4.05%	n/a	2,479	14	L+4.05%	n/a	4,871	14
Subtotal			$6,466	$539			$12,635	$1,216

Unsecured Notes	6.00%	n/a	$1,595	n/a	6.00%	n/a	$3,191	n/a
Totals			$8,061	$539			$15,826	$1,216
_________________
(1) Interest rate is priced at one month's LIBOR with no LIBOR floor, plus a spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of loans owned.
(2) The non-usage fee per annum for the first six months is 0.50%; thereafter, 0.50% for the first 20% of the unused balance and 2.0% for the unused balance that exceeds 20%.
(3) The undrawn rate is 0.75%. The Facility is subject to minimum utilization of 82.5% of the loan amount measured quarterly. If the utilized portion of the loan amount is less than the foregoing, such thresholds shall bear interest at LIBOR + 4.25%.
(4) On June 30, 2016, the Deutsche Bank Credit Facility was repaid and terminated.

The following table represents borrowings by credit facility for the three and six months ended June 30, 2015:

	Three months ended June 30, 2015				Six months ended June 30, 2015
	Interest Rate	Non-Usage Rate	Interest Expense	Non-Usage Fees	Interest Rate	Non-Usage Rate	Interest Expense	Non-Usage Fees
Wells Fargo Credit Facility	(1)	(2)	$1,600	$100	(1)	(2)	$3,300	$100
Deutsche Bank Credit Facility	L+4.25%	(3)	200	100	L+4.25%	(3)	800	100
Citi Credit Facility	L+1.70%	0.50%	1,300	200	L+1.70%	0.50%	2,600	300
UBS Credit Facility	L+3.90%	n/a	1,500	—	L+3.90%	n/a	1,500	—
Subtotal			$4,600	$400			$8,200	$500

Unsecured Notes	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Totals			$4,600	$400			$8,200	$500
_________________
(1) Interest rate is priced at one month's LIBOR with no LIBOR floor, plus a spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of loans owned.
(2) The non-usage fee per annum for the first six months is 0.50%; thereafter, 0.50% for the first 20% of the unused balance and 2.0% for the unused balance that exceeds 20%.
(3) The undrawn rate is 0.75%. The Facility is subject to minimum utilization of 82.5% of the loan amount measured quarterly. If the utilized portion of the loan amount is less than the foregoing, such thresholds shall bear interest at LIBOR + 4.25%.

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
For the Quarterly period ended June 30, 2016
(Unaudited)

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying condensed consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount at June 30, 2016	Fair Value at June 30, 2016
Wells Fargo Credit Facility	3	$283,087	$283,087
Citi Credit Facility	3	303,638	303,638
UBS Credit Facility	3	232,500	232,500
Unsecured Notes	3	98,684	98,684
		$917,909	$917,909

	Level	Carrying Amount at December 31, 2015	Fair Value at December 31, 2015
Wells Fargo Credit Facility	3	$263,087	$263,087
Deutsche Bank Credit Facility	3	—	—
Citi Credit Facility	3	270,625	270,625
UBS Credit Facility	3	210,000	210,000
Unsecured Notes	3	98,526	98,526
		$842,238	$842,238

Note 6 — Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2016, the Company had unfunded commitments on delayed draw term loans of $35.9 million, unfunded commitments on revolver term loans of $23.3 million and unfunded equity commitments of $11.2 million. As of December 31, 2015, the Company had unfunded commitments on delayed draw term loans of $48.7 million, unfunded commitments on revolver term loans of $18.9 million and unfunded equity commitments of $11.8 million. The unfunded commitments are disclosed in the Company's Consolidated Schedule of Investments. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.

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
For the Quarterly period ended June 30, 2016
(Unaudited)

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

Note 8 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No. 333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through June 30, 2016, the Company sold 179.1 million shares of common stock for gross proceeds of $1.9 billion, including shares purchased by the Sponsor and shares issued under the DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company is no longer issuing new shares except for DRIP shares. As of June 30, 2016, the Company had repurchased an aggregate of 5.8 million shares of common stock for payments of $55.8 million.

The following table reflects the common stock activity for the six months ended June 30, 2016:

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	3,008,500	26,876
Share Repurchases	(3,061,405)	(28,196)
	(52,905)	$(1,320)

The following table reflects the common stock activity for the six months ended June 30, 2015:

	Shares	Value
Shares Sold	10,925,051	$121,032
Shares Issued through DRIP	3,416,869	34,419
Share Repurchases	(722,922)	(7,596)
	13,618,998	$147,855

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

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

On March 8, 2016, the Company's board of directors amended the Company's SRP. The Company will conduct tender offers on a semi-annual basis, instead of on a quarterly basis as was done previously. The Company will continue to limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% at each semi-annual tender offer. In addition, in the event of a stockholder’s death or disability, any repurchases of shares made in connection with a stockholder’s death or disability may be included within the overall limitation imposed on tender offers during the relevant redemption period, which provides that the Company may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period. Refer to Note 15 for additional details relating to the SRP.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

As of June 30, 2016, the Company had repurchased an aggregate of 5.8 million shares of common stock for payments of $55.8 million. As of December 31, 2015, the Company had repurchased 2.7 million shares of common stock for payments of $27.6 million. Amounts include additional shares tendered for death and disability as permitted.

Note 10 — Net Increase in Net Assets

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of June 30, 2016 and December 31, 2015.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and six months ended June 30, 2016 and June 30, 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Basic and diluted
Net increase in net assets from operations	$34,947	$1,067	$55,232	$32,190
Weighted average common shares outstanding	178,671,810	170,406,339	178,874,087	166,138,863
Net increase in net assets resulting from operations per share - basic and diluted	$0.20	$0.01	$0.31	$0.19

The table below shows changes in our offering price and distribution rates since the commencement of the Company's public offering.

Announcement Date	New Public Offering Price	Effective Date	Daily Distribution Amount per share	Annualized Distribution Rate
November 14, 2011	$10.26	November 16, 2011	0.002221920	7.90%
May 1, 2012	$10.44	June 1, 2012	0.002215850	7.75%
August 14, 2012	$10.50	September 4, 2012	0.002246575	7.81%
September 24, 2012	$10.60	October 16, 2012	0.002246575	7.74%
October 15, 2012	$10.70	November 1, 2012	0.002273973	7.76%
February 5, 2013	$10.80	February 18, 2013	0.002293151	7.75%
February 25, 2013	$10.90	March 1, 2013	0.002314384	7.75%
April 3, 2013	$11.00	April 16, 2013	0.002335616	7.75%
August 15, 2013	$11.10	August 16, 2013	0.002356849	7.75%
October 29, 2013	$11.20	November 1, 2013	0.002378082	7.75%
May 28, 2015	$11.15	April 16, 2015	0.002378082	7.78%

Note 11 — Distributions

The Company’s board of directors has authorized, and the Company has declared cash distributions payable on a monthly basis to stockholders of record on each day since it commenced operations. Since November 2013, the distribution rate has been $0.002378082 per day, which is equivalent to $0.868 per annum, per share of common stock (or an annualized rate for distributions declared of 7.78% based on our last public offering price of $11.15 per share).  In March 2016, the Company’s board of directors ratified the existing distribution amount equivalent to $0.868 per annum, and, for calendar year 2016, affirmed a change to the daily distribution amount to $0.002371585 per day per share of common stock, effective January 1, 2016, to accurately reflect that 2016 is a leap year.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

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

From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO and Follow-on. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of June 30, 2016, the Company had accrued $12.7 million in stockholder distributions that were unpaid. As of December 31, 2015, the Company had accrued $13.2 million in stockholder distributions that were unpaid.

The following table reflects the cash distributions per share that we have paid on our common stock since January 2015:

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2015:
January 31, 2015	February 4, 2015	$0.07	$5,948	$5,797	$11,745
February 28, 2015	March 2, 2015	0.07	5,520	5,236	10,756
March 31, 2015	April 1, 2015	0.07	6,265	5,898	12,163
April 30, 2015	May 1, 2015	0.07	6,242	5,849	12,091
May 29, 2015	June 1, 2015	0.07	6,680	5,905	12,585
June 30, 2015	July 1, 2015	0.07	6,485	5,735	12,220
July 31, 2015	August 3, 2015	0.07	6,976	6,126	13,102
August 31, 2015	September 1, 2015	0.07	7,053	6,049	13,102
September 30, 2015	October 1, 2015	0.07	6,870	5,835	12,705
October 31, 2015	November 2, 2015	0.07	7,140	6,030	13,170
November 30, 2015	December 1, 2015	0.07	6,932	5,835	12,767
December 31, 2015	January 4, 2016	0.07	7,224	5,989	13,213
			$79,335	$70,284	$149,619
2016:
January 31, 2016	February 3, 2016	$0.07	$8,922	$4,298	$13,220
February 28, 2016	March 1, 2016	0.07	7,014	5,333	12,347
March 31, 2016	April 1, 2016	0.07	7,363	5,718	13,081
April 30, 2016	May 2, 2016	0.07	12,708	(2)	12,706
May 31, 2016	June 2, 2016	0.07	7,582	5,539	13,121
June 30, 2016	July 1, 2016	0.07	7,438	5,304	12,742
			$51,027	$26,190	$77,217
			$130,362	$96,474	$226,836

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
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

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses). If the Company's expenses in a given taxable year exceed gross taxable income (e.g., as the result of large amounts of equity-based compensation), it would incur a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to the RIC’s stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such net capital losses, and use them to offset capital gains indefinitely. Due to these limits on the deductibility of expenses and net capital losses, the Company may for tax purposes have aggregate taxable income for several taxable years that it is required to distribute and that is taxable to stockholders even if such taxable income is greater than the aggregate net income the Company actually earned during those taxable years. Such required distributions may be made from the Company cash assets or by liquidation of investments, if necessary. The Company may realize gains or losses from such liquidations. In the event the Company realizes net capital gains from such transactions, the Company may receive a larger capital gain distribution than it would have received in the absence of such transactions.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes ("ASC Topic 740"), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company's 2013, 2014 and 2015 federal tax years remain subject to examination by the Internal Revenue Service.

As of June 30, 2016, the Company had a deferred tax asset of $4.1 million and a deferred tax liability of $4.8 million.  Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $4.1 million. As of December 31, 2015, the Company had a deferred asset of $2.1 million and a deferred liability of $3.0 million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $2.1 million.

The deferred tax asset valuation allowance has been determined pursuant to the provisions of ASC Topic 740, including the Company's estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

Note 13 — Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2016 and June 30, 2015:

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2016	2015
Per share data:
Net asset value, beginning of period	$8.97	$9.74

Results of operations (1) Net investment income	0.34	0.39
Net realized and unrealized appreciation (depreciation) on investments, net of deferred taxes	(0.03)	(0.20)
Net increase in net assets resulting from operations	0.31	0.19

Stockholder distributions (2) Distributions from net investment income	(0.34)	(0.43)
Return of capital	(0.09)	—
Net decrease in net assets resulting from stockholder distributions	(0.43)	(0.43)

Capital share transactions Issuance of common stock (3)	(0.01)	0.08
Repurchases of common stock	—	(0.05)
Offering costs	—	—
Net increase (decrease) in net assets resulting from capital share transactions	(0.01)	0.03
Net asset value, end of period	$8.84	$9.53
Shares outstanding at end of period	179,089,123	171,153,038
Total return (5)	3.51%	2.12%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$1,586,505	$1,632,375
Ratio of net investment income to average net assets (4)(7)(8)	7.70%	8.24%
Ratio of total expenses to average net assets (4)(7)(8)	6.70%	5.12%
Portfolio turnover rate (6)	14.06%	19.55%
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

(4)	For the six months ended June 30, 2015, excluding the expense waiver and reimbursement, the ratio of net investment income and total expenses to average net assets is 7.79% and 5.57%, respectively.

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

(6)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Not annualized.

(7)	Ratios are annualized, except for incentive fees.

(8)	Offering costs are not included as an expense in the calculation of this ratio.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

Note 14 – Schedules of Investments and Advances to Affiliates

The following table presents the Schedule of Investments and Advances to Affiliates as of June 30, 2016:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2015	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2016
Control Investments
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.)	Senior Secured First Lien Debt	$680	$29,731	$8,933	$—	$—	$(4,346)	$34,318
Kahala Ireland OpCo Limited (3)	Senior Secured First Lien Debt	11,431	170,281	5,711	(26,700)	—	—	149,292
Kahala Ireland OpCo Limited - Common Equity (3)	Equity/Other	—	29,428	—	—	—	(838)	28,590
Kahala Ireland OpCo Limited - Profit Participating Note (3)	Equity/Other	—	3,250	—	(116)	—	116	3,250
Kahala US OpCo LLC	Senior Secured First Lien Debt	175	2,604	86	—	—	—	2,690
Kahala US OpCo LLC Common Stock	Equity/Other	—	4,136	—	(249)	—	2,513	6,400
Park Ave RE Holdings, LLC (2)	Subordinated Debt	2,317	35,192	—	—	—	—	35,192
Park Ave RE Holdings, LLC (2) - Common Shares	Equity/Other	—	8,115	—	(420)	—	2,370	10,065
Park Ave RE Holdings, LLC (2) - Preferred Shares	Equity/Other	12	23,645	—	—	—	—	23,645
Total Control Investments		$14,615	$306,382	$14,730	$(27,485)	$—	$(185)	$293,442

Affiliate Investments
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	$1,134	$19,169	$—	$(2,639)	$—	$1,324	$17,854
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	717	11,114	—	(2,102)	—	260	9,272
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	180	12,216	—	(3,039)	—	2,324	11,501
Danish CRJ LTD.	Senior Secured First Lien Debt	—	20	—	(12)	—	(8)	—
Danish CRJ LTD.	Equity/Other	1	1,034	—	—	—	(247)	787
Fifth Street Senior Loan Fund LLC 2015-1A Class F	Collateralized Securities	520	8,523	80	—	—	(293)	8,310
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes	Collateralized Securities	1,288	23,566	—	(2,212)	—	789	22,143
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	658	16,112	—	(2,399)	—	2,000	15,713
MidOcean Credit CLO II, LLC	Collateralized Securities	1,623	23,603	—	(2,250)	—	1,031	22,384
MidOcean Credit CLO III, LLC	Collateralized Securities	2,164	23,748	—	(2,530)	—	1,603	22,821
MidOcean Credit CLO IV, LLC	Collateralized Securities	1,444	14,212	—	(1,201)	—	2,368	15,379
NMFC Senior Loan Program I, LLC	Equity/Other	768	45,994	—	(1,209)	—	1,720	46,505
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	2,195	24,461	—	(1,900)	—	1,534	24,095
Ocean Trails CLO V, LTD.	Collateralized Securities	2,037	25,957	—	(1,693)	—	2,320	26,584
OFSI Fund VI, Ltd. Subordinated Notes	Collateralized Securities	1,130	20,205	—	(3,144)	—	1,098	18,159
PennantPark Credit Opportunities Fund II, LP	Equity/Other	334	9,082	—	(1,615)	180	(630)	7,017
Related Fee Agreements (4)	Collateralized Securities	686	11,679	—	(1,093)	—	(209)	10,377

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2015	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2016
South Grand MM CLO I, LLC	Equity/Other	714	29,155	—	—	—	(768)	28,387
Silver Spring CLO, Ltd.	Collateralized Securities	(449)	12,269	—	(2,132)	—	(2,517)	7,620
THL Credit Greenway Fund II LLC	Equity/Other	376	16,910	—	(2,133)	—	123	14,900
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	905	13,955	—	(3,158)	—	2,056	12,853
Total Affiliate Investments		$18,425	$362,984	$80	$(36,461)	$180	$15,878	$342,661
Total Control & Affiliate Investments		$33,040	$669,366	$14,810	$(63,946)	$180	$15,693	$636,103
______________________________________________________

(1)	The principal amount and ownership detail are shown in the condensed consolidated schedules of investments.

(2)
This investment is deemed significant under the SEC Rule 4-08(g). As of June 30, 2016, Park Ave RE Holdings LLC had total assets and liabilities of approximately $110.3 million and $85.4 million, respectively. Total revenue and net income for the six months ended June 30, 2016 were approximately $5.8 million and $0.0 million, respectively.

(3)
This investment is deemed significant under the SEC Rules 3-09 and 4-08(g). As of June 30, 2016, Kahala Ireland OpCo Limited had total assets and liabilities of approximately $443.9 million and $448.6 million, respectively. Total revenue and net loss for the six months ended June 30, 2016 were approximately $48.8 million and $1.9 million, respectively.

(4)	Not all Related Fee Agreements shown on the Condensed Consolidated Schedules of Investments are Affiliated Investments.

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
For the Quarterly period ended June 30, 2016
(Unaudited)

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

DRIP Sales

From July 1, 2016 to August 1, 2016, the Company made distributions of $26.0 million. These distributions consisted of $15.2 million in cash and 1.2 million shares of common stock issued pursuant to the DRIP. Total gross proceeds from the issuance of shares pursuant to the DRIP were $10.8 million.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

Proposed Strategic Transactions

American Realty Capital II Advisors, LLC (the “Seller”), a Delaware limited liability company and a wholly owned subsidiary of AR Global, the Sponsor of the Company, has informed the Company that on July 19, 2016, the Seller entered into a membership interest purchase agreement (the “Purchase Agreement”) with BSP Acquisition I, LLC, a Delaware limited liability company (the “Purchaser”), a subsidiary of Benefit Street Partners L.L.C., a Delaware limited liability company and the credit investment arm of Providence Equity Partners L.L.C. (“Benefit Street”). The Company has been informed by the Seller that the Purchase Agreement provides, among other things, that the Seller would sell 100% of the issued and outstanding membership interests in the Company’s investment adviser, BDCA Adviser, LLC, a Delaware limited liability company and wholly owned subsidiary of the Seller (the “Adviser”), to the Purchaser.

If the transaction contemplated by the Purchase Agreement (the “Transaction”) is consummated, then it is expected to constitute an “assignment” (within the meaning of the 1940 Act) of the Existing Advisory Agreement. An assignment of the Existing Advisory Agreement would result in the termination of the Existing Advisory Agreement in accordance with its terms. A special committee comprised solely of the Company’s independent directors (the “Special Committee”) is responsible for the review and approval of the new investment advisory agreement with the Adviser that would go into effect if the Transaction is completed, subject to approval by the Company’s stockholders as required by the 1940 Act (the “Stockholder Approval”). Neither the approval of the Special Committee nor the Stockholder Approval has been obtained as of today’s date. The Transaction is subject to closing conditions as well as the receipt of any required regulatory approvals.

If the Transaction is consummated, then the Purchaser proposes to: (i) maintain the terms of the Third Amended and Restated Investment Advisory and Management Services Agreement currently in effect between the Company and the Adviser (the “Existing Advisory Agreement”), including compensation, in a new investment advisory agreement to be entered into between the Company and the Adviser after completion of the Transaction, (ii) commit to an investment in the Company at current net asset value; (iii) recommend four additional independent directors to expand the Company’s board and maintain the Company’s three existing independent directors; and (iv) replace existing insider directors with Thomas Gahan and/or Richard Byrne, CEO and President of Benefit Street, respectively. The Transaction, including but not limited to all of these proposed provisions, would need to be approved by the Special Committee and obtain the Stockholder Approval before it would take effect.

The Adviser has informed us that Benefit Street was formed in 2008 and is a multi-strategy credit investment firm with over $12 billion in assets under management, and that Providence Equity Partners L.L.C. was founded in 1989 and has $46 billion in assets under management.

The Special Committee is commencing its evaluation of the Transaction.

Amendment and Extension of Tender Offer

In light of the announced proposed strategic sale of the Adviser to a subsidiary of Benefit Street Partners L.L.C. (“Benefit Street”), the Company announced on July 26, 2016 that it had amended and extended its previously announced tender offer to acquire up to 8,610,409 shares of the Company’s common stock at a purchase price equal to $8.86 per share, which represented the Company’s net asset value per share at March 31, 2016. The tender offer was due to expire at 11:59 pm, Eastern Time, on July 27, 2016. The Company’s board of directors approved amending the tender offer to: (i) increase the offer to purchase from up to 8,610,409 to up to 17,220,818, which represents 10.0% of the weighted average number of the Company’s shares of common stock outstanding as of December 31, 2015, at a price equal to the Company’s net asset value per share as of September 30, 2016; and (ii) extend the duration of the tender offer to December 31, 2016. In addition, the Company’s board of directors amended the Company’s share repurchase program, solely with respect to 2016, to permit an annual tender offer, instead of two semi-annual tender offers. All other provisions of the share repurchase program will continue to apply, including limiting the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, and limiting funding for repurchases in any redemption period to proceeds received during that same period through the sale of common stock under the Company’s distribution reinvestment plan.

The Company’s board of directors approved the amendments and extension of the tender offer and the amendment to the share repurchase program in light of the announced proposed strategic sale of BDCA Adviser to Benefit Street and the required approval of both a special committee, which is comprised of the independent directors of the Company’s board of

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the Quarterly period ended June 30, 2016
(Unaudited)

directors, and the Company’s stockholders. None of the shares of the Company’s common stock previously tendered under the original tender offer were purchased and, as a result of the amendment and extension of the tender offer, all of such shares will remain pending acceptance by the Company until the expiration of the offer on December 31, 2016 unless withdrawn by a stockholder prior to such date. Any stockholder who has previously tendered shares may withdraw his/her shares at any time prior to the expiration of the offer (including any extension period) by submitting a Notice of Withdrawal to the Company. The withdrawal process is outlined in Amendment No.1 to the Company’s Schedule TO filed with the SEC on July 26, 2016.

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

Overview

We are a specialty finance company incorporated in Maryland in May 2010. We are an externally managed, non-diversified closed-end investment company that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the "1940 Act") and is applying the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946, "Financial Services - Investment Companies" ("ASC 946").

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

Valuation of Portfolio Investments

Portfolio investments are reported on the condensed consolidated statements of assets and liabilities at fair value. On a quarterly basis the Adviser performs an analysis of each investment to assist the board of directors in its determination of fair value as follows:

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

Investments without a readily determined market value are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Adviser may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.

For an investment in an investment fund that does not have a readily determinable fair value, the Adviser measures the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of FASB ASC 946, as of our measurement date. The value of our TRS was primarily based on the increase or decrease in the value of the loans underlying the TRS, as determined by Citi based upon indicative pricing by an independent third-party pricing service.

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

Because there is not a readily available market value for most of the investments in its portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by its board of directors, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

Investment Advisory and Administration Agreements

Pursuant to the Investment Advisory Agreement we have with the Adviser, we pay the Adviser a fee for its services consisting of two components - a management fee and an incentive fee. The management fee is calculated at an annual rate of 1.5% of our average gross assets and is payable quarterly in arrears.

The incentive fee consists of two parts. The first part is referred to as the subordinated incentive fee on income.

On June 23, 2016, we, pursuant to an affirmative vote of stockholders at our 2016 Annual Meeting of Stockholders, entered into the Third Amended and Restated Advisory and Management Services Agreement (the “Amended Advisory Agreement”) between us and our investment adviser, BDCA Adviser, LLC (the “Adviser”). The Amended Advisory Agreement amends the manner in which the income incentive fee payable by us to the Adviser is earned and calculated. Specifically, under the Amended Advisory Agreement, the hurdle rate required for the Adviser to earn, and be paid, the income incentive fee is expressed as a percentage of our net assets rather than “Adjusted Capital” (as defined below), as it was previously calculated under the then-existing advisory and management services agreement (the “Prior Advisory Agreement”).

Under the Amended Advisory Agreement, the applicable percentages related to the incentive fee on income, including the hurdle rate, remain the same as those in the Prior Advisory Agreement. Accordingly, the incentive fee on income will be calculated and payable quarterly in arrears and equal 20.0% of pre-incentive fee net investment income for the immediately preceding quarter, subject to a hurdle rate, expressed as a rate of return on our net assets, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%.

The Prior Advisory Agreement defined “Adjusted Capital” to mean the amount of money received from sales of our common stock (including reinvested dividends) minus distributions paid to stockholders and amounts paid for share repurchases pursuant to our share repurchase program.

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

We have entered into the Amended and Restated Administration Servicing Agreement and the Amended and Restated Accounting Servicing Agreement with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting and compliance support, necessary to operate. On August 13, 2012, we entered into a custody agreement with U.S. Bank National Association (“U.S. Bank”). Under the custody agreement, U.S. Bank holds all of our portfolio securities and cash for certain of our subsidiaries, and transfers such securities or cash pursuant to our instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party. Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of our IPO until May 2015, when we terminated our offering. RCS Capital Corporation ("RCAP"), the parent company of the Former Dealer Manager and certain of its affiliates that provided services to us, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with our Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc.

On February 9, 2016, we and ARC Advisory Services, LLC (“ARC Advisory”), a wholly-owned subsidiary of our Sponsor, entered into an agreement pursuant to which ARC Advisory provides us with administrative services necessary for our operation (the “ARC Administration Agreement”). Pursuant to the ARC Administration Agreement, ARC Advisory provides us with, among other things, office facilities, equipment, clerical, bookkeeping and record keeping services. In addition, ARC Advisory assists us in determining and publishing our net asset value and the filing of our tax returns. We will reimburse ARC Advisory for the costs and expenses incurred by ARC Advisory in performing its obligations pursuant to the ARC Administration Agreement.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

See Note 2 to the condensed consolidated financial statements for a description of other accounting policies and recently issued accounting pronouncements.

Portfolio and Investment Activity

During the six months ended June 30, 2016, we made $325.3 million of investments in new and existing portfolio companies and had $328.0 million in aggregate amount of exits and repayments, resulting in net repayments of $2.7 million for the period. The portfolio composition by loan market at fair value consisted of 79.3% Middle Market (1), 5.7% Large Corporate (2), and 15.0% Other (3) investments. In addition, the total portfolio of debt investments at fair value consisted of 91.2% bearing variable interest rates and 8.8% bearing fixed interest rates.

______________

(1) Middle market represents companies whose annual revenues are between $10 million and $1 billion.
(2) Large corporate represents companies whose annual revenues are in excess of $1 billion.
(3) Other represents collateralized securities and equity investments.

Our portfolio composition, based on fair value at June 30, 2016 was as follows:

	June 30, 2016
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	64.9%	8.9%
Senior Secured Second Lien Debt	12.1	10.7
Subordinated Debt	3.8	11.5
Collateralized Securities (2)	10.6	13.0
Equity/Other	8.6	N/A
Total	100.0%	9.7%
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

During the year ended December 31, 2015, we made $1.2 billion of investments in new and existing portfolio companies and had $0.7 billion in aggregate amount of exits and repayments, resulting in net investments of $0.5 billion for the period. The portfolio composition by loan market consisted of 80.4% Middle Market (1), 3.7% Large Corporate (2), and 15.9% Other (3) investments. In addition, the total portfolio of debt investments consisted of 91.2% bearing variable interest rates and 8.8% bearing fixed interest rates.
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

The weighted average risk ratings of our investments based on fair value was 2.21 and 2.19 as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, we had four portfolio companies, which represented four portfolio investments, on non-accrual status. These investments had a total principal of $75.3 million and a total fair value of $45.2 million, which represented 2.9% and 2.0%, respectively, of our portfolio as of June 30, 2016. We are currently evaluating potential value recovery alternatives for these investments. As of December 31, 2015, we had three portfolio company, which represented three portfolio investments, on non-accrual status. These investments had a total principal of $51.9 million and a total fair value of $33.0 million, which represented 2.0% and 1.4%, respectively, of our portfolio as of December 31, 2015.

RESULTS OF OPERATIONS

Operating results for the three and six months ended June 30, 2016, and June 30, 2015 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Total investment income	$57,573	$55,675	$114,491	$105,556
Total expenses net of expense waivers	29,910	24,101	53,290	40,445
Net investment (income) loss attributable to non-controlling interests	4	1	11	(11)
Net investment income	$27,659	$31,573	$61,190	$65,122

 Investment Income

For the three and six months ended June 30, 2016, total investment income was $57.6 million and $114.5 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.3 billion and a weighted average current yield of 9.7%. For the three and six months ended June 30, 2015, total investment income was $55.7 million and $105.6 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.0 billion and a weighted average current yield of 10.4%.

Operating Expenses

The composition of our operating expenses for the three and six months ended June 30, 2016 and June 30, 2015 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Management fees	$9,593	$8,802	$19,006	$17,037
Subordinated income incentive fees	6,878	4,902	6,878	10,145
Interest and credit facility financing expenses	9,440	5,567	18,775	9,857
Professional fees	1,460	2,114	2,780	3,339
Other general and administrative	2,133	2,439	5,014	3,052
Administrative services	203	206	453	408
Insurance	55	52	110	104
Directors fees	148	19	274	37
Operating expenses before expense waivers	29,910	24,101	53,290	43,979
Waiver of management and incentive fees	—	—	—	(3,534)
Total operating expenses net of expense waivers	$29,910	$24,101	$53,290	$40,445

For the three and six months ended June 30, 2016, we incurred $9.6 million and $19.0 million, respectively, of management fees, of which the Adviser did not waive any such fees. For the three and six months ended June 30, 2016, we incurred $6.9 million and $6.9 million, respectively, of incentive fees, of which the Adviser did not waive any such fees.

For the three and six months ended June 30, 2015, we incurred $8.8 million and $17.0 million, respectively, of management fees, of which the Adviser did not waive any such fees. For the three and six months ended June 30, 2015, we incurred $4.9 million and $10.1 million, respectively, of incentive fees, of which the Adviser waived $0.0 million and $3.5 million, respectively.

For the three and six months ended June 30, 2016, we incurred interest and credit facility financing expenses of $9.4 million and $18.8 million, respectively. For the three and six months ended June 30, 2015, we incurred interest and credit facility financing expenses of $5.6 million and $9.9 million, respectively. Interest and credit facility financing expenses are comprised of interest expense, non-usage fees amortization of deferred financing costs and amortization of discount if applicable related to the Wells Fargo Credit Facility, Deutsche Bank Credit Facility, Citi Credit Facility, UBS Credit Facility and Unsecured Notes. Included in amortization of deferred financing costs for the three and six months ended June 30, 2016 is a one time expense of $0.3 million relating to acceleration of all related unamortized costs in conjunction with the closure of the Deutsche Bank Credit facility.

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay up to 100% of all of our operating expenses (“Expense Support Payment”) for any period beginning November 4, 2011, the date our prior registration statement on Form N-2 was declared effective and continuing until we and the Adviser mutually agree otherwise. The Expense Support Payments for any month shall be paid to us by the Adviser in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to the Adviser. For the six months ended June 30, 2016 and 2015, no Expense Support Payments were made by our Adviser.

Net Realized Gain and Net Change in Unrealized Appreciation (Depreciation) on Investments (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net realized gain (loss) from investments
Control investments	$—	$—	$—	$(65)
Affiliate investments	—	—	180	200
Non-control/non-affiliate investments	1,207	1,641	2,224	1,824
Total net realized gain from investments	1,207	1,641	2,404	1,959
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	(8,498)	(833)	(1,995)	850
Affiliate investments	24,066	(26,757)	15,878	(31,723)
Non-control/non-affiliate investments	(10,171)	(4,624)	(22,929)	(3,919)
Total net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	5,397	(32,214)	(9,046)	(34,792)
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	684	67	684	(99)
Net realized and unrealized gain (loss) on investments	$7,288	$(30,506)	$(5,958)	$(32,932)

Net realized gain and change in unrealized appreciation (depreciation) on investments, net of deferred taxes, resulted in a net gain of $5.4 million and a net loss of $(9.0) million, respectively, for the three and six months ended June 30, 2016 compared to a net loss of $(32.2) million and $(34.8) million, respectively for the same periods in 2015. We look at net realized gains and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.

The net gain for the three and six months ended June 30, 2016 was primarily driven by the unrealized appreciation on our Collateralized Securities. The net loss for the three and six months ended June 30, 2015 was primarily driven by the unrealized depreciation of $(27.3) million and $(32.8) million, respectively, across the portfolio of Collateralized Securities investments. In total, we sold or repaid $328.0 million and $392.9 million, respectively, of assets during the six months ended June 30, 2016 and June 30, 2015.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2016, we recorded a net increase in net assets resulting from operations of $34.9 million and $55.2 million, respectively, versus a net increase in net assets resulting from operations of $1.1 million and $32.2 million, respectively, for the three and six months ended June 30, 2015. The increase is primarily attributable to an increase in unrealized appreciation in our investments, driven mostly by our Collateralized Securities. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2016 and 2015, our per share net increase in net assets resulting from operations was $0.20 and $0.31, respectively, for the three and six months ended June 30, 2016, versus a net increase in net assets resulting from operations of $0.01 and $0.19, respectively, for the three and six months ended June 30, 2015.

Cash Flows

For the six months ended June 30, 2016, net cash provided by operating activities was $104.5 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows used in operating activities for the six months ended June 30, 2016 was primarily due to $328.0 million in sales and repayments of investments, a net increase in net assets of $55.2 million and an increase in unsettled purchases of $46.6 million, offset by cash used in operating activities for purchases of $325.3 million.

Net cash used in financing activities of $5.2 million during the six months ended June 30, 2016 primarily related to net proceeds from the Wells Fargo Credit Facility, Citi Credit Facility and the UBS Credit Facility of $75.5 million. These inflows were partially offset by payments of stockholder distributions of $50.8 million and repurchases of common stock of $28.2 million.

For the six months ended June 30, 2015, net cash used in operating activities was $102.1 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows used in operating activities for the six months ended June 30, 2015 was primarily due to $626.0 million for purchases of investments partially offset by cash provided by operating activities of $392.9 million for sales and repayments of investments, $44.5 million from a decrease in unsettled trades payable, and $32.2 million from a net increase in net assets from operations. The purchase and sales activity is driven by the increase in investment activity resulting from the continuous equity capital raising and borrowings on our credit facilities and prepayments of investments.

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

Recent Developments

DRIP Sales

From July 1, 2016 to August 1, 2016, we made distributions of $26.0 million. These distributions consisted of $15.2 million in cash and 1.2 million shares of common stock issued pursuant to the DRIP. Total gross proceeds from the issuance of shares pursuant to the DRIP were $10.8 million.

Proposed Strategic Transactions

American Realty Capital II Advisors, LLC (the “Seller”), a Delaware limited liability company and a wholly owned subsidiary of AR Global, our Sponsor, has informed us that on July 19, 2016, the Seller entered into a membership interest purchase agreement (the “Purchase Agreement”) with BSP Acquisition I, LLC, a Delaware limited liability company (the “Purchaser”), a subsidiary of Benefit Street Partners L.L.C., a Delaware limited liability company and the credit investment arm of Providence Equity Partners L.L.C. (“Benefit Street”). We have been informed by the Seller that the Purchase Agreement provides, among other things, that the Seller would sell 100% of the issued and outstanding membership interests in our investment adviser, BDCA Adviser, LLC, a Delaware limited liability company and wholly owned subsidiary of the Seller (the “Adviser”), to the Purchaser.

If the transaction contemplated by the Purchase Agreement (the “Transaction”) is consummated, then it is expected to constitute an “assignment” (within the meaning of the 1940 Act) of the Existing Advisory Agreement. An assignment of the Existing Advisory Agreement would result in the termination of the Existing Advisory Agreement in accordance with its terms. A special committee comprised solely of our independent directors (the “Special Committee”) is responsible for the review and approval of the new investment advisory agreement with the Adviser that would go into effect if the Transaction is completed, subject to approval by our stockholders as required by the 1940 Act (the “Stockholder Approval”). Neither the approval of the Special Committee nor the Stockholder Approval has been obtained as of today’s date. The Transaction is subject to closing conditions as well as the receipt of any required regulatory approvals.

If the Transaction is consummated, then the Purchaser proposes to: (i) maintain the terms of the Third Amended and Restated Investment Advisory and Management Services Agreement currently in effect between us and the Adviser (the “Existing Advisory Agreement”), including compensation, in a new investment advisory agreement to be entered into between us and the Adviser after completion of the Transaction, (ii) commit to an investment in us at current net asset value; (iii) recommend four additional independent directors to expand our board and maintain our three existing independent directors; and (iv) replace existing insider directors with Thomas Gahan and/or Richard Byrne, CEO and President of Benefit Street, respectively. The Transaction, including but not limited to all of these proposed provisions, would need to be approved by the Special Committee and obtain the Stockholder Approval before it would take effect.

The Adviser has informed us that Benefit Street was formed in 2008 and is a multi-strategy credit investment firm with over $12 billion in assets under management, and that Providence Equity Partners L.L.C. was founded in 1989 and has $46 billion in assets under management.

The Special Committee is commencing its evaluation of the Transaction.

Amendment and Extension of Tender Offer

In light of the announced proposed strategic sale of the Adviser to a subsidiary of Benefit Street Partners L.L.C. (“Benefit Street”), we announced on July 26, 2016 that it had amended and extended its previously announced tender offer to acquire up to 8,610,409 shares of our common stock at a purchase price equal to $8.86 per share, which represented our net asset value per share at March 31, 2016. The tender offer was due to expire at 11:59 pm, Eastern Time, on July 27, 2016. Our board of directors approved amending the tender offer to: (i) increase the offer to purchase from up to 8,610,409 to up to 17,220,818, which represents 10.0% of the weighted average number of our shares of common stock outstanding as of December 31, 2015, at a price equal to our net asset value per share as of September 30, 2016; and (ii) extend the duration of the tender offer to December 31, 2016. In addition, our board of directors amended our share repurchase program, solely with respect to 2016, to permit an annual tender offer, instead of two semi-annual tender offers. All other provisions of the share repurchase program will continue to apply, including limiting the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, and limiting funding for repurchases in any redemption period to proceeds received during that same period through the sale of common stock under our distribution reinvestment plan.

Our board of directors approved the amendments and extension of the tender offer and the amendment to the share repurchase program in light of the announced proposed strategic sale of BDCA Adviser to Benefit Street and the required approval of both a special committee, which is comprised of the independent directors of our board of directors, and our stockholders. None of the shares of our common stock previously tendered under the original tender offer were purchased and, as a result of the amendment and extension of the tender offer, all of such shares will remain pending acceptance by us until the expiration of the offer on December 31, 2016 unless withdrawn by a stockholder prior to such date. Any stockholder who has previously tendered shares may withdraw his/her shares at any time prior to the expiration of the offer (including any extension period) by submitting a Notice of Withdrawal to us. The withdrawal process is outlined in Amendment No.1 to our Schedule TO filed with the SEC on July 26, 2016.

Liquidity and Capital Resources

We generate cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our continuous public offering. The Registration Statement offering for sale up to $1.5 billion of shares of our common stock (150.0 million shares at an initial offering price of $10.00 per share) (the "Offering"), was declared effective on January 27, 2011. On July 1, 2014, our registration statement on Form N-2 (File No. 333-193241) for our follow-on offering (the "Follow-on") was declared effective by the SEC. Simultaneously with the effectiveness of the Follow-on, our IPO terminated. Under the Follow-on, we can offer up to 101,100,000 shares of its common stock. As of June 30, 2016, we had issued 179.1 million shares of our common stock for gross proceeds of $1.9 billion including shares issued to the Sponsor and shares issued under our distribution reinvestment plan ("DRIP").

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

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay the Expense Support Payment for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The purpose of the Expense Support Agreement was to reduce our offering and operating expenses to ensure that we were able to bear a reasonable level of expense in relation to our investment income. The Expense Support Payment for any month shall be paid to us by the Adviser in cash and/or offset against amounts due from us to the Adviser. Operating expenses subject to this agreement include expenses as defined by U.S. GAAP, including, without limitation, advisory fees payable and interest on indebtedness for such period, if any. As of June 30, 2016, the Adviser had made cumulative payments to us for $1.0 million of expenses pursuant to the Expense Support Agreement and none of the cumulative total is eligible for reimbursement. During the six months ended June 30, 2016, the Adviser made no payments to us for expenses pursuant to the Expense Support Agreement. See Note 4 - Related Party Transactions and Arrangements - Expense Support Agreement - in our condensed consolidated financial statements included in this report for additional information on this arrangement, including Expense Payments made by our Adviser pursuant to the terms of this agreement and the ability of the Adviser to be reimbursed for Expense Payments made to us.

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

The table below shows the components of the distributions we have declared and/or paid during the six months ended June 30, 2016 and June 30, 2015. As of June 30, 2016, we had $12.7 million of distributions accrued and unpaid.

	For the Six Months Ended June 30,
	2016	2015
Distributions declared	$77,217	$71,559
Distributions paid	$77,689	$70,925
Portion of distributions paid in cash	$50,813	$36,507
Portion of distributions paid in DRIP shares	$26,876	$34,419

We may fund our cash distributions to stockholders from any sources of funds available to us including expense payments from our Adviser that are subject to reimbursement to it as well as offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. Prior to June 30, 2012, a substantial portion of our distributions resulted from Expense Support Payments made by our Adviser that are subject to reimbursement by us within three years from the date such payment obligations were incurred. The purpose of this arrangement could be to avoid such distributions being characterized as returns of capital for U.S. GAAP or tax purposes. Despite this, we may still have distributions which could be characterized as a return of capital for tax purposes. You should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. You should also understand that our future reimbursements of such Expense Support Payments will reduce the distributions that you would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. The Adviser has no obligation to make Expense Support Payments in future periods. No Expense Support Payments were made by our Adviser during the six months ended June 30, 2016 or the six months ended June 30, 2015.

The following table sets forth the distributions made during the six months ended June 30, 2016 and 2015 (dollars in thousands):

	For the Six Months Ended June 30,
	2016	2015
Monthly distributions	$77,217	$71,559
Total distributions	$77,217	$71,559

Election as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December, 31 2011, and intend to maintain our qualification as a RIC thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S federal excise, state, local and foreign taxes. We may be subject to a 4% U.S federal excise tax.

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at June 30, 2016:

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$283,087	$—	$—	$283,087	$—
Citi Credit Facility (2)	303,638	—	303,638	—	—
UBS Credit Facility (3)	232,500	—	232,500	—	—
Unsecured Notes (4)	98,684	—	—	98,684	—
Total contractual obligations	$917,909	$—	$536,138	$381,771	$—
______________

(1)	As of June 30, 2016, we had $116.9 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.

(2)	As of June 30, 2016, we had $96.4 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.

(3)	As of June 30, 2016, we had no unused borrowing capacity under the UBS Credit Facility

(4)	As of June 30, 2016, we had no unused borrowing capacity under the Unsecured Notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of June 30, 2016, we had unfunded commitments on delayed draw term loans of $35.9 million, unfunded commitments on revolver term loans of $23.3 million and unfunded equity commitments of $11.2 million. As of December 31, 2015, we had unfunded commitments on delayed draw term loans of $48.7 million, unfunded commitments on revolver term loans of $18.9 million and unfunded equity commitments of $11.8 million. The unfunded commitments are disclosed in our condensed consolidated schedule of investments. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments.

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

As of June 30, 2016, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 3.36% and fixed rate debt, bearing an interest rate of 6.00% with a total carrying value of $917.9 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points assuming that our current statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 25 Basis Points	1.09%
Base Interest Rate	—%
(+) 100 Basis Points	0.36%
(+) 200 Basis Points	3.63%

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2016, neither we nor our Adviser are defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, except as described below.

Our shares will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, you will have limited liquidity and may not receive a full return of your invested capital if you sell your shares.

Our shares are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. We intend to explore a potential liquidity event for our stockholders between five and seven years following the completion of our offering stage, which may include further follow-on offerings. However, there can be no assurance that we will complete a liquidity event within such time or at all. We expect that our board of directors, in the exercise of its duties to us, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such an event is in our best interests. A liquidity event could include (1) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, (2) a listing of our shares on a national securities exchange or (3) a merger or another transaction approved by our board in which our stockholders will receive cash or shares of a publicly traded company.

In making the decision to apply for listing of our shares, our directors will try to determine whether listing our shares or liquidating our assets will result in greater value for our stockholders. In making a determination of what type of liquidity event is in our best interests, our board of directors, including our independent directors, may consider a variety of criteria, including, but not limited to, market conditions, portfolio diversification, portfolio performance, our financial condition, potential access to capital as a listed company, market conditions for the sale of our assets or listing of our common stock, internal management requirements to become a perpetual life company and the potential for stockholder liquidity. If our shares are listed, we cannot assure you a public trading market will develop.

You should also be aware that shares of publicly traded closed-end investment companies frequently trade at a discount to their NAV. If our shares are eventually listed on a national exchange, we would not be able to predict whether our common stock would trade above, at or below NAV. This risk is separate and distinct from the risk that our NAV may decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1
Third Amended and Restated Investment Advisory and Management Services Agreement dated June 23, 2016 by and between the Company and the Adviser (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 24, 2016 and herein incorporated by reference).

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

10.17
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

10.19
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

10.20
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

10.26
Master Loan Purchase Agreement, dated as of April 7, 2015 between BDCA Helvetica Funding, Ltd. and Business Development Corporation of America (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2015 and herein incorporated by reference).

10.27
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
10.29
Rule 144A Global Class A Notes and Regulation S Global Class A Notes (included in Exhibit A to Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed on April 7, 2015 and herein incorporated by reference).

10.30
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

10.37
Second Amended and Restated Indenture, dated as of June 6, 2016, by and between BDCA Helvetica Funding, Ltd. and U.S. Bank National Association as trustee (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2016 and herein incorporated by reference).

10.38
Subscription Agreement, dated as of June 6, 2016, between BDCA Helvetica Funding, Ltd., Business Development Corporation of America (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 9, 2016 and herein incorporated by reference).

10.39
Confirmation in respect of Repurchase Transaction, dated as of April 7, 2015 (amended and restated as of June 6, 2016) by and between UBS AG, London Branch  and Business Development Corporation of America, relating to the TBMA/ISMA 2000 Global Master Repurchase Agreement (2000 version), together with the related annexes thereto, each dated as of March 31, 2015 (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 9, 2016 and herein incorporated by reference).

10.40
Termination Letter, dated as of June 3, 2016, by and among BDCA 2L Funding I, LLC, Deutsche Bank AG, New York Branch, U.S. Bank National Association and Business Development Corporation of America (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 9, 2016 and herein incorporated by reference).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of August 2016.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
By: /s/ Peter M. Budko Name: Peter M. Budko Title: Chief Executive Officer and Chairman of the Board of Directors
* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter M. Budko Peter M. Budko	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	August 12, 2016
/s/ Corinne D. Pankovcin Corinne D. Pankovcin	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	August 12, 2016