Form 10-Q
period 2016-09-30
Business Development Corp of America
filed 2016-11-10
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-00821
BUSINESS DEVELOPMENT CORPORATION OF AMERICA
(Exact Name of Registrant as Specified in its Charter)

Maryland	27-2614444
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, 49th Floor, Suite 4920 New York, New York	10019
(Address of Principal Executive Office)	(Zip Code)

(212) 588-6770
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address: 405 Park Avenue, 14th Floor, New York, New York 10022, and Former Fiscal Year, if Changed Since Last Report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
    The number of shares of the registrant's common stock, $0.001 par value, outstanding as of November 8, 2016 was 183,246,531.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands except share and per share data)

	September 30,	December 31,
	2016	2015
ASSETS	(Unaudited)
Investments, at fair value:
Control investments, at fair value (amortized cost of $271,820 and $282,567, respectively)	$274,163	$306,382
Affiliate investments, at fair value (amortized cost of $389,078 and $439,141, respectively)	335,030	362,984
Non-affiliate investments, at fair value (amortized cost of $1,701,618 and $1,707,195, respectively)	1,587,344	1,641,915
Investments, at fair value (amortized cost of $2,362,516 and $2,428,903, respectively)	2,196,537	2,311,281
Cash and cash equivalents	216,676	150,412
Interest and dividends receivable	29,062	22,772
Receivable for unsettled trades	16,476	1,404
Prepaid expenses and other assets	1,956	4,886
Total assets	$2,460,707	$2,490,755

LIABILITIES
Debt (net of deferred financing costs of $5,528 and $7,530, respectively)	$849,890	$834,708
Stockholder distributions payable	12,872	13,213
Management fees payable	9,414	9,532
Subordinated income incentive fees payable	7,890	—
Payable for unsettled trades	9,900	6,683
Accounts payable and accrued expenses	9,361	8,486
Interest and credit facility fees payable	5,082	6,507
Payable for common stock repurchases	—	924
Directors fees payable	209	20
Due to affiliate, net	204	197
Total liabilities	$904,822	$880,270
Commitments and contingencies (Note 6)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 shares authorized, 180,904,847 and 179,142,028 shares issued and outstanding, respectively	181	179
Additional paid in capital	1,736,619	1,737,893
Accumulated under/(over) distributed net investment income	(15,436)	(7,656)
Accumulated under/(over) distributed net realized gains	288	(3,405)
Net unrealized depreciation, net of deferred taxes	(168,603)	(120,645)
Total net assets attributable to Business Development Corporation of America	1,553,049	1,606,366
Net assets attributable to non-controlling interest	2,836	4,119
Total net assets	1,555,885	1,610,485

Total liabilities and net assets	$2,460,707	$2,490,755

Net asset value per share attributable to Business Development Corporation of America	$8.58	$8.97

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Investment income:
Interest from investments
Control investments	$6,250	$5,230	$20,853	$10,053
Affiliate investments	14,299	10,448	31,704	48,109
Non-control/non-affiliate investments	37,303	32,761	115,086	91,099
Total interest from investments	57,852	48,439	167,643	149,261
Interest from cash and cash equivalents	75	16	174	42
Total interest income	57,927	48,455	167,817	149,303
Other income	4,312	3,519	8,912	8,227
Total investment income	62,239	51,974	176,729	157,530

Operating expenses:
Management fees	9,544	9,425	28,549	26,462
Subordinated income incentive fees	7,890	—	14,769	10,144
Interest and credit facility financing expenses	9,168	7,565	27,944	17,422
Professional fees	1,745	1,972	4,978	5,310
Other general and administrative	627	1,177	5,188	4,229
Administrative services	203	270	656	679
Insurance	55	51	165	156
Directors fees	302	19	575	56
Expenses before expense waivers	29,534	20,479	82,824	64,458
Waiver of management and incentive fees	—	—	—	(3,534)
Total expenses net of expense waivers	29,534	20,479	82,824	60,924

Income tax expense, including excise tax	1,140	—	1,140	—

Net investment (income) loss attributable to non-controlling interests	5	5	15	(6)

Net investment income	31,560	31,490	92,750	96,612

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from investments
Control investments	—	—	—	(65)
Affiliate investments	—	27	180	227
Non-control/non-affiliate investments	1,289	1,322	3,513	3,146
Total net realized gain from investments	1,289	1,349	3,693	3,308
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	(20,373)	1,049	(22,369)	1,898
Affiliate investments	6,231	(28,245)	22,109	(58,063)
Non-control/non-affiliate investments	(26,066)	(25,013)	(48,994)	(30,836)
Total net change in unrealized depreciation on investments, net of deferred taxes	(40,208)	(52,209)	(49,254)	(87,001)
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	612	53	1,296	(46)
Net realized and unrealized loss on investments	(38,307)	(50,807)	(44,265)	(83,739)
Net increase (decrease) in net assets resulting from operations	$(6,747)	$(19,317)	$48,485	$12,873
Per share information - basic and diluted
Net investment income	$0.18	$0.18	$0.52	$0.57
Net increase (decrease) in net assets resulting from operations	$(0.04)	$(0.11)	$0.27	$0.08
Weighted average shares outstanding	180,277,765	177,618,986	179,345,395	170,007,622

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Operations:
Net investment income	$92,750	$96,612
Net realized gain from investments	3,693	3,308
Net change in unrealized depreciation on investments, net of deferred taxes	(49,254)	(87,001)
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	1,296	(46)
Net increase in net assets from operations	48,485	12,873
Stockholder distributions:
Distributions from net investment income	(92,750)	(110,467)
Return of capital	(23,808)	—
Net decrease in net assets from stockholder distributions	(116,558)	(110,467)
Capital share transactions:
Issuance of common stock, net of issuance costs	—	165,577
Reinvestment of stockholder distributions	42,951	52,328
Repurchases of common stock	(28,195)	(13,639)
Net increase in net assets from capital share transactions	14,756	204,266
Total increase (decrease) in net assets, before non-controlling interest	(53,317)	106,672
Increase (decrease) in non-controlling interest	(1,283)	40
Total increase (decrease) in net assets	(54,600)	106,712
Net assets at beginning of period	1,610,485	1,535,423
Net assets at end of period	$1,555,885	$1,642,135

Net asset value per common share attributable to Business Development Corporation of America	$8.58	$9.22
Common shares outstanding at end of period	180,904,847	177,992,416

Accumulated under/(over) distributed net investment income	$(15,436)	$(6,145)
Accumulated under/(over) distributed realized gains	$288	$2,769

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Operating activities:
Net increase in net assets from operations	$48,485	$12,873
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Paid-in-kind interest income	(10,883)	(10,846)
Net accretion of discount on investments	(5,158)	(3,642)
Amortization of deferred financing costs	2,267	1,676
Sales and repayments of investments	462,359	578,010
Purchases of investments	(376,238)	(917,022)
Net realized gain from investments	(3,693)	(3,308)
Net unrealized depreciation on investments, gross of deferred taxes	48,357	87,330
(Increase) decrease in operating assets:
Interest and dividends receivable	(6,290)	(7,346)
Prepaid expenses and other assets	2,930	(1,685)
Receivable for unsettled trades	(15,072)	29,726
Increase (decrease) in operating liabilities:
Payable for unsettled trades	3,217	24,156
Management and incentive fees payable	7,772	(1,328)
Interest and credit facility fees payable	(1,425)	1,168
Accounts payable and accrued expenses	875	(231)
Directors fees payable	189	1
Net cash provided by (used in) operating activities	157,692	(210,468)

Financing activities:
Proceeds from issuance of shares of common stock, net	—	165,577
Repurchases of common stock	(28,195)	(13,639)
Increase in deferred offering costs receivable	—	3,274
Proceeds from debt	135,750	456,277
Payments on debt	(122,570)	(232,830)
Payable for common stock repurchases	(924)	202
Payments of financing cost	(265)	(4,616)
Payments to affiliate	7	(806)
Stockholder distributions	(73,948)	(57,021)
Increase (decrease) in non-controlling interest	(1,283)	40
Net cash provided by (used in) financing activities	(91,428)	316,458

Net increase in cash and cash equivalents	66,264	105,990
Cash and cash equivalents, beginning of period	150,412	206,872
Cash and cash equivalents, end of period	$216,676	$312,862
Supplemental information:
Interest paid during the period	$26,704	$14,633
Taxes, including excise tax, paid during the period	$1,294	$255
Distributions reinvested	$42,951	$52,328

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2016 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)

Senior Secured First Lien Debt - 91.5% (b)
Ability Networks Inc. (j)	Health Care Providers & Services	L+5.00% (6.00%), 5/14/2021	$13,747	$13,662	$13,610	0.9%
Adams Publishing Group, LLC (i)	Media	L+7.00% (8.00%), 11/3/2020	15,909	15,648	15,909	1.0%
Amports, Inc. (m)	Transportation Infrastructure	L+8.45% (9.45%), 5/19/2020	15,000	14,932	14,550	0.9%
Amteck, LLC (f) (i)	Commercial Services & Supplies	L+8.50% (9.50%), 7/2/2020	23,750	23,437	23,156	1.5%
Answers Corporation (i) (j) (t)	Internet Software & Services	P+6.25% (9.75%), 10/3/2021	34,475	33,589	18,142	1.2%
AP Gaming I, LLC (i) (j)	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 12/20/2020	30,431	30,213	28,966	1.9%
APCO Holdings (i)	Diversified Consumer Services	L+6.00% (7.00%), 1/29/2022	8,950	8,701	8,726	0.6%
Applied Merchant Systems West Coast, Inc. (m)	Diversified Financial Services	L+11.50% (12.50%), 10/26/2020	26,122	25,687	25,599	1.6%
Ascensus, Inc. (j)	IT Services	L+4.50% (5.50%), 12/3/2022	17,873	16,916	17,717	1.1%
Avaya, Inc. Term Loan B-3 (j)	Communications Equipment	L+4.50% (5.24%), 10/26/2017	9,685	8,527	7,625	0.5%
Avaya, Inc. Term Loan B-6 (j)	Communications Equipment	L+5.50% (6.50%), 3/31/2018	8,457	8,462	6,396	0.4%
Avaya, Inc. Term Loan B-7 (i) (j)	Communications Equipment	L+5.25% (6.25%), 5/29/2020	9,822	9,749	7,236	0.5%
AxleTech International, LLC (i)	Machinery	L+6.50% (7.50%), 1/5/2021	19,650	19,508	18,962	1.2%
Basho Technologies, Inc. (d) (l)	Software	17.00%, 3/9/2018	10,023	9,803	6,716	0.4%
Basho Technologies, Inc. (d) (f)	Software	17.00%, 11/15/2016	1,420	1,420	951	0.1%
BDS Solutions Group, LLC (f) (i) (m)	Business Services	L+8.75% (9.38%), 6/1/2021	38,900	38,078	38,316	2.5%
Blount International, Inc. (j)	Machinery	L+6.25% (7.25%), 4/12/2023	12,500	12,145	12,662	0.8%
Broder Bros, Co. (m)	Distributors	L+5.75% (7.00%), 6/3/2021	7,320	7,195	7,320	0.4%
Broder Bros, Co. (m)	Distributors	L+12.25% (13.50%), 6/3/2021	7,380	7,254	7,380	0.5%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (l) (o) (t)	Food Products	L+12.50% (13.50%), 4/28/2019	56,470	50,053	28,941	1.9%
Catapult Learning, LLC (i) (m)	Diversified Investment Vehicles	L+8.01% (9.01%), 7/16/2020	27,500	27,082	26,675	1.7%
CCW, LLC (f) (i)	Hotels, Restaurants & Leisure	L+7.00% (8.00%), 3/21/2021	24,750	24,418	24,503	1.6%
Central Security Group, Inc. (i) (j)	Commercial Services & Supplies	L+5.63% (6.63%), 10/6/2020	25,619	25,241	24,979	1.6%
CH Hold Corp. (f) (i)	Diversified Consumer Services	L+5.25% (6.25%), 11/20/2019	16,178	16,040	16,137	1.0%
Chicken Soup for the Soul Publishing, LLC (i)	Media	L+6.25% (7.50%), 1/8/2019	28,543	28,380	27,116	1.7%
Clover Technologies Group, LLC (j)	Commercial Services & Supplies	L+4.50% (5.50%), 5/8/2020	14,048	13,965	12,995	0.8%
ConvergeOne Holdings Corp. (j)	Diversified Consumer Services	L+5.00% (6.00%), 6/17/2020	16,643	16,547	16,519	1.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2016 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Cvent, Inc. (j)	Internet Software & Services	L+5.00% (6.00%), 7/31/2023	$10,000	$9,900	$10,050	0.6%
Danish CRJ LTD. (a) (p)	Aerospace & Defense	13.50%	20	7	—	—%
DigiCert, Inc (j)	Internet Software & Services	L+5.00% (6.00%), 10/21/2021	10,918	10,640	10,836	0.7%
Doskocil Manufacturing Company, Inc. (m)	Household Durables	L+8.43% (9.43%), 11/10/2020	15,000	14,784	15,000	1.0%
Eagle Rx, LLC (i)	Health Care Providers & Services	L+6.00% (7.00%), 8/15/2019	14,575	14,532	14,575	0.9%
ECI Acquisition Holdings, Inc. (i)	Internet Software & Services	L+6.25% (7.25%), 3/11/2019	12,808	12,777	12,615	0.8%
Emergency Communications Network, LLC (m)	Internet Software & Services	L+10.08% (11.33%), 6/12/2021	19,783	19,551	19,190	1.2%
ERG Holding Company (i) (m)	Health Care Providers & Services	L+6.75% (8.00%), 4/4/2019	34,825	34,316	34,303	2.2%
Excelitas Technologies Corp. (j)	Electronic Equipment, Instruments & Components	L+5.00% (6.00%), 11/2/2020	13,797	13,746	13,521	0.9%
Greenwave Holdings, Inc. (l)	Internet Software & Services	13.00%, 7/8/2019	15,535	15,385	15,535	1.0%
GTCR Valor Companies, Inc. (j)	Software	L+6.00% (7.00%), 6/16/2023	24,938	23,980	23,722	1.5%
Icynene US Acquisition Corp. (f) (i) (m)	Building Products	L+6.25% (7.25%), 11/4/2020	21,346	21,054	21,346	1.3%
Icynene US Acquisition Corp. (f)	Building Products	L+6.25% (7.25%), 11/4/2019	1,000	1,000	1,000	0.1%
ILC Dover LP (i) (l)	Aerospace & Defense	P+8.00% (11.50%), 3/20/2020	14,123	14,083	12,005	0.8%
InMotion Entertainment Group, LLC (f) (i)	Specialty Retail	L+7.75% (9.00%), 10/1/2018	14,644	14,507	14,644	0.9%
IPC Corp. (j)	Diversified Telecommunication Services	L+4.50% (5.50%), 8/6/2021	9,210	9,055	8,611	0.6%
Jackson Hewitt, Inc. (j)	Diversified Consumer Services	L+7.00% (8.00%), 7/30/2020	6,860	6,793	6,654	0.4%
K&N Engineering, Inc. (i)	Specialty Retail	L+4.25% (5.25%), 7/11/2019	4,880	4,863	4,856	0.3%
K2 Pure Solutions NoCal, L.P. (i)	Chemicals	L+6.00% (7.00%), 8/19/2019	6,500	6,436	6,500	0.4%
Kahala Ireland OpCo Designated Activity Company (a) (d) (l) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	149,350	149,350	149,350	10.0%
Kahala US OpCo LLC (d) (l) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	2,690	2,690	2,690	0.2%
Land Holdings I, LLC (m)	Hotels, Restaurants & Leisure	12.00%, 6/26/2019	15,000	14,835	15,000	1.0%
LenderLive Services, LLC	Business Services	L+12.00% (12.52%), 8/11/2020	10,000	9,807	9,800	0.6%
Liquidnet Holdings, Inc. (a) (j)	Capital Markets	L+6.75% (7.75%), 5/22/2019	5,939	5,915	5,850	0.4%
MCS AMS Sub-Holdings LLC (j)	Real Estate Management & Development	L+6.50% (7.50%), 10/15/2019	12,188	11,959	10,924	0.7%
Metal Services LLC (j)	Metals & Mining	L+7.50% (8.50%), 6/30/2019	10,945	10,797	10,753	0.7%
Motion Recruitment Partners, LLC (f) (i)	Professional Services	L+6.00% (7.00%), 2/13/2020	18,250	17,958	18,250	1.2%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2016 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Motorsports Aftermarket Group, Inc. (i) (j)	Auto Components	L+4.00% (5.00%), 5/14/2021	$26,377	$24,902	$14,156	0.9%
MWI Holdings, Inc. (j)	Machinery	L+5.50% (6.50%), 6/28/2020	9,975	9,880	9,950	0.6%
National Technical Systems, Inc. (f) (i)	Professional Services	L+6.25% (7.25%), 6/12/2021	19,726	19,572	18,739	1.2%
NexSteppe Inc. (l)	Chemicals	15.00%, 3/30/2018	10,605	10,249	7,954	0.5%
Noosa Acquirer, Inc. (i) (m)	Food Products	L+5.25% (6.25%), 11/21/2020	25,000	24,741	25,000	1.6%
North Atlantic Trading Company, Inc. (i) (j)	Food Products	P+5.50% (9.00%), 1/13/2020	17,379	17,350	17,184	1.1%
NTM Acquisition Corp. (i)	Media	L+6.25% (7.25%), 6/7/2022	12,591	12,409	12,402	0.8%
Orchid Underwriters Agency, LLC (f) (m)	Insurance Broker	10.00%, 11/6/2019	14,768	14,631	14,547	0.9%
Otter Box Holdings, Inc. (j)	Electronic Equipment, Instruments & Components	L+4.75% (5.75%), 6/3/2020	14,797	14,576	13,095	0.8%
PeopLease Holdings, LLC (i)	Commercial Services & Supplies	L+9.00% (10.00%), 2/26/2021	20,000	19,822	20,000	1.3%
PGX Holdings, Inc. (j)	Transportation Infrastructure	L+4.75% (5.75%), 9/29/2020	13,263	13,190	13,230	0.9%
Plaskolite, LLC (j)	Chemicals	L+4.75% (5.75%), 11/3/2022	8,693	8,628	8,686	0.6%
Premier Dental Services, Inc. (i) (j)	Health Care Providers & Services	L+6.50% (7.50%), 11/1/2018	22,488	22,432	22,375	1.4%
Pre-Paid Legal Services, Inc. (j)	Diversified Consumer Services	L+5.25% (6.50%), 7/1/2019	11,259	11,292	11,231	0.7%
Pride Plating, Inc. (i)	Aerospace & Defense	L+5.50% (6.50%), 6/13/2019	9,369	9,321	8,947	0.6%
PSKW, LLC (i)	Health Care Providers & Services	L+4.25% (5.25%), 11/25/2021	2,081	2,063	2,060	0.1%
PSKW, LLC (m)	Health Care Providers & Services	L+8.40% (9.40%), 11/25/2021	17,750	17,445	17,217	1.1%
Pure Barre, LLC (f) (i) (m)	Hotels, Restaurants & Leisure	L+7.00% (8.00%), 6/11/2020	28,183	27,817	27,901	1.8%
RedPrairie Corp. (j)	Software	L+5.00% (6.00%), 12/21/2018	17,809	17,487	17,784	1.1%
Resco Products, Inc. (i)	Metals & Mining	P+4.75% (8.25%), 11/30/2016	10,000	10,000	9,900	0.6%
RVNB Holdings, Inc. (dba All My Sons Moving & Storage) (f) (i)	Diversified Consumer Services	L+6.50% (7.50%), 2/25/2020	21,914	21,615	21,914	1.4%
Sage Automotive Holdings, Inc. (j)	Auto Components	L+5.00% (6.00%), 10/8/2020	7,257	7,196	7,184	0.5%
SHO Holding II Corporation (j)	Specialty Retail	L+5.00% (6.00%), 10/27/2022	11,910	11,805	11,850	0.8%
Squan Holding Corp. (i) (l) (t)	Diversified Telecommunication Services	L+11.75% (12.75%), 10/10/2019	21,665	20,871	6,933	0.4%
STG-Fairway Acquisitions, Inc. (j)	Professional Services	L+5.25% (6.25%), 6/30/2022	13,359	13,192	13,092	0.8%
Stratose Intermediate Holdings II, LLC (j)	Health Care Providers & Services	L+5.00% (6.00%), 1/26/2022	9,925	9,836	9,950	0.6%
SunGard Availability Services Capital, Inc. (j)	IT Services	L+5.00% (6.00%), 3/31/2019	8,741	8,695	8,195	0.5%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2016 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Tax Defense Network, LLC (f) (i) (m)	Diversified Consumer Services	L+10.50% (11.50%), 8/28/2019	$26,766	$26,442	$21,145	1.4%
Total Outdoor Holdings Corp.	Media	L+10.00% (11.00%), 8/28/2019	13,000	12,848	13,163	0.8%
Trojan Battery Company, LLC (j)	Auto Components	L+4.75% (5.75%), 6/12/2021	10,613	10,540	10,534	0.7%
Turning Tech LLC (f) (i)	Software	L+8.75% (9.38%), 6/30/2020	25,351	25,016	24,591	1.6%
Twenty Eighty, Inc. (j) (m)	Media	L+6.00% (7.00%), 9/30/2019	21,926	20,909	13,704	0.9%
United Central Industrial Supply Company, LLC (i) (j)	Commercial Services & Supplies	L+7.25% (8.50%), 10/9/2018	8,663	8,606	5,804	0.4%
VCVH Holding Corp. (j)	Health care	L+5.00% (6.00%), 6/1/2023	12,969	12,843	12,878	0.8%
VetCor Professional Practices LLC (f) (i)	Diversified Consumer Services	L+6.25% (7.25%), 4/20/2021	14,846	14,726	14,550	0.9%
Xplornet Communications, Inc. (a) (j)	Diversified Telecommunication Services	L+6.00% (7.00%), 7/25/2020	10,000	9,901	9,900	0.6%
Sub Total Senior Secured First Lien Debt				$1,520,220	$1,423,129	91.5%

Senior Secured Second Lien Debt - 17.5% (b)
Appriss Holdings, Inc. (m)	IT Services	L+9.25% (10.25%), 5/21/2021	$13,985	$13,831	$13,775	0.9%
Asurion LLC (j)	IT Services	L+7.50% (8.50%), 3/3/2021	10,000	9,279	9,933	0.6%
Boston Market Corporation (m)	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 12/16/2018	24,413	24,238	24,169	1.6%
BrandMuscle Holdings Inc. (m)	Internet Software & Services	L+8.50% (9.50%), 6/1/2022	24,500	24,072	24,500	1.6%
Cayan Holdings (m)	IT Services	L+8.50% (9.50%), 3/24/2022	20,000	19,563	19,600	1.3%
CIG Financial, LLC (a) (f) (m)	Consumer Finance	11.00%, 6/30/2019	15,000	14,917	14,325	0.9%
CPX Interactive Holdings, LP (l)	Media	L+12.00% (13.00%), 3/26/2018	20,933	20,354	16,223	1.0%
CREDITCORP	Consumer Finance	12.00%, 7/15/2018	13,250	13,213	6,294	0.4%
Epic Health Services, Inc. (m)	Health Care Providers & Services	L+8.25% (9.25%), 8/17/2021	12,333	12,195	12,148	0.8%
J. C. Bromac Corporation (dba EagleRider, Inc.) (f) (m)	Hotels, Restaurants & Leisure	L+8.75% (9.50%), 2/10/2021	7,000	6,930	6,965	0.4%
K&N Engineering, Inc. (m)	Specialty Retail	L+8.63% (9.63%), 7/11/2020	13,000	12,815	13,000	0.8%
Linc Energy Finance USA, Inc. (t)	Oil, Gas & Consumable Fuels	12.50%, 10/31/2017	9,000	8,914	—	—%
NCP Finance Limited Partnership (j)	Consumer Finance	L+9.75% (11.00%), 10/1/2018	12,181	12,140	11,450	0.7%
Rx30 HoldCo, Inc. (m)	HealthCare Technology	L+9.00% (10.00%), 6/15/2022	11,500	11,312	11,328	0.7%
Sage Automotive Holdings, Inc. (m)	Auto Components	L+8.00% (9.00%), 10/8/2021	13,000	12,906	12,805	0.8%
Schulman Associates Institutional Review Board, Inc. (m)	Life Sciences Tools & Services	L+8.00% (9.00%), 6/3/2021	17,000	16,755	16,575	1.1%
Stratose Intermediate Holdings II, LLC (m)	HealthCare Providers & Services	L+9.50% (10.50%), 12/30/2021	30,000	29,570	30,000	2.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2016 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
U.S. Auto (m)	Diversified Consumer Services	L+10.50% (11.50%), 6/8/2020	$30,000	$29,608	$29,250	1.9%
Sub Total Senior Secured Second Lien Debt				$292,612	$272,340	17.5%

Subordinated Debt - 5.2% (b)
Gold, Inc. (m)	Textiles, Apparel & Luxury Goods	10.00%, 6/30/2019	$7,003	$6,919	$7,003	0.5%
Park Ave RE Holdings, LLC (d) (l) (o)	Real Estate Management & Development	L+8.00% (13.00%), 12/29/2017	37,192	37,192	37,192	2.4%
Steel City Media (l)	Media	16.00%, 3/29/2020	21,204	20,913	20,356	1.3%
Visionary Integration Professionals, LLC (l) (t)	IT Services	15.00%, 12/3/2018	14,235	13,573	712	—%
Xplornet Communications, Inc. (a) (l)	Diversified Telecommunication Services	13.00%, 10/25/2020	13,701	13,701	13,906	0.9%
Zimbra, Inc. (t)	Software	12.00%, 7/10/2018	1,203	1,203	1,882	0.1%
Sub Total Subordinated Debt				$93,501	$81,051	5.2%

Collateralized Securities - 15.4% (b)
Collateralized Securities - Debt Investment
Fifth Street Senior Loan Fund I, LLC - 1A Class F (a) (p)	Diversified Investment Vehicles	L+7.50%, 1/19/2027	$10,728	$9,059	$8,611	0.6%
Collateralized Securities - Equity Investment
B&M CLO 2014-1, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	8.47%, 4/16/2026	40,250	21,806	16,308	1.0%
CVP Cascade CLO, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	8.01%, 1/16/2026	31,000	11,856	7,496	0.5%
CVP Cascade CLO-2, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	11.74%, 7/18/2026	35,250	14,833	9,616	0.6%
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	11.02%, 1/19/2027	31,575	23,128	21,692	1.4%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	6.57%, 1/15/2027	35,057	21,156	15,345	1.0%
MidOcean Credit CLO II, LLC (a) (p) (v)	Diversified Investment Vehicles	10.20%, 1/29/2025	37,600	24,218	23,195	1.5%
MidOcean Credit CLO III, LLC (a) (p) (v)	Diversified Investment Vehicles	12.78%, 7/21/2026	40,250	25,236	24,105	1.5%
MidOcean Credit CLO IV, LLC (a) (p) (v)	Diversified Investment Vehicles	14.71%, 4/15/2027	21,500	15,744	15,321	1.0%
NewStar Arlington Senior Loan Program LLC Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	19.08%, 7/25/2025	31,603	24,315	24,623	1.6%
Ocean Trails CLO V, LTD. (a) (p) (v)	Diversified Investment Vehicles	13.26%, 10/13/2026	40,518	28,918	26,719	1.7%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2016 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
OFSI Fund VI, Ltd. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	12.05%, 3/20/2025	$38,000	$20,166	$17,210	1.1%
Related Fee Agreements (a) (s)	Diversified Investment Vehicles		—	11,977	10,585	0.7%
Silver Spring CLO, Ltd. (a) (p) (v)	Diversified Investment Vehicles	3.90%, 10/16/2026	31,500	19,845	8,382	0.5%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	13.77%, 5/1/2026	36,000	17,298	10,778	0.7%
Sub Total Collateralized Securities				$289,555	$239,986	15.4%

Equity/Other - 11.6% (b)
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant (e)	Software	Expire 3/9/2025	$306	$—	$—	—%
Basho Technologies, Inc. - Series G Senior Preferred Stock (e)	Software		$2,000	2,000	340	—%
Capstone Nutrition Common Stock (fka Integrity Nutraceuticals, Inc.) (e) (o)	Food Products		6	1,630	—	—%
Capstone Nutrition Class B and C Common Stock (fka Integrity Nutraceuticals, Inc.) (e) (o) (u)	Food Products		25	—	—	—%
Carlyle GMS Finance, Inc. (a) (f)	Diversified Investment Vehicles		$6,373	6,373	5,948	0.4%
CPX Interactive Holdings, LP - Series A Convertible Preferred Shares (e) (u)	Media	8.00%	$6,000	6,000	1,788	0.1%
CPX Interactive Holdings, LP - Common Shares (e) (u)	Media		317	1,087	—	—%
Danish CRJ LTD. (a) (e) (p) (r)	Aerospace & Defense		$5	1	654	0.1%
Evolution Research Group - Preferred Equity (e)	Health Care Providers & Services	8.00%	$500	500	600	—%
Greenwave Holdings, Inc. - Series C Preferred Stock Warrant (e)	Internet Software & Services	Expire 8/16/2025	172	—	69	—%
Kahala Ireland OpCo Designated Activity Company - Common Equity (a) (e) (h) (o)	Aerospace & Defense		—	—	14,790	1.0%
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (a) (e) (h) (o)	Aerospace & Defense		3,250	2,900	3,250	0.2%
Kahala US OpCo LLC - Class A Preferred Units (e) (k) (o)	Aerospace & Defense	13.00%	4,413	4,193	6,500	0.4%
MBLOX Inc. - Warrants (e)	Internet Software & Services	Expire 2/28/2023	1,531	—	—	—%
NexSteppe Inc. Series C Preferred Stock Warrant (e)	Chemicals	Expire 3/9/2025	177	500	31	—%
NMFC Senior Loan Program I, LLC (a) (p)	Diversified Investment Vehicles		$50,000	50,000	46,327	3.1%
Orchid Underwriters Agency, LLC - Preferred Shares (e) (u)	Insurance Broker		5	500	638	—%
Orchid Underwriters Agency, LLC - Common Shares (e) (u)	Insurance Broker		5	—	257	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2016 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Park Ave RE Holdings, LLC - Common Shares (e) (o) (w)	Real Estate Management & Development		1	$167	$7,805	0.5%
Park Ave RE Holdings, LLC - Preferred Shares (o) (w)	Real Estate Management & Development	8.00%	47	23,645	23,645	1.5%
PennantPark Credit Opportunities Fund II, LP (a) (f) (g) (p)	Diversified Investment Vehicles		$7,252	7,252	7,106	0.5%
SkyCross Inc. - Warrants (e)	Electronic Equipment, Instruments & Components	Expire 9/23/2023	2,254	—	—	—%
South Grand MM CLO I, LLC (a) (f) (p)	Diversified Investment Vehicles		$29,524	29,095	28,738	1.8%
Squan Holding Corp. - Class A Common Stock (e) (u)	Diversified Telecommunication Services		12	12	—	—%
Squan Holding Corp. - Series A Preferred Stock (e) (u)	Diversified Telecommunication Services		1,139	1,139	—	—%
Tax Defense Network, LLC (e)	Diversified Consumer Services		$425	425	—	—%
Tennenbaum Waterman Fund, L.P. (a)	Diversified Investment Vehicles		$10,000	10,000	10,333	0.7%
The SAVO Group, Ltd. - Warrants (e)	Internet Software & Services	Expire 3/23/2023	138	—	—	—%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		$14,049	14,049	13,037	0.8%
U.S. Auto Series A Common Units (e) (u)	Diversified Consumer Services		10	10	37	—%
U.S. Auto Series A Preferred Units (e) (u)	Diversified Consumer Services		1	490	558	—%
Visionary Integration Professionals, LLC - Warrants (e) (u)	IT Services	Expire 12/3/2023	657	910	—	—%
World Business Lenders, LLC (e)	Consumer Finance		3,750	3,750	4,356	0.3%
Xplornet Communications, Inc. - Warrants (a) (e)	Diversified Telecommunication Services	Expire 10/25/2023	10	—	3,007	0.2%
Zimbra, Inc. - Warrants (Third Lien Bridge Note) (e)	Software	Expire 7/11/2023	1,000	—	217	—%
Sub Total Equity/Other				$166,628	$180,031	11.6%

TOTAL INVESTMENTS - 141.2% (b)				$2,362,516	$2,196,537	141.2%
_____________

(a)
All of the Company's investments, except the investments noted by this footnote, are in eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the "1940 Act"). Eligible assets represent 76.9% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.

(b)	Percentages are based on net assets of $1,555,885 as of September 30, 2016.

(c)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act. (See Note 3 to the consolidated financial statements).

(d)	As of the date of election, the portfolio company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be payment-in-kind ("PIK").

(e)	Non-income producing at September 30, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2016
(Unaudited)

(f)	The Company has various unfunded commitments to portfolio companies. The remaining amount of these unfunded commitments as of September 30, 2016 are comprised of the following: (dollars in thousands)

Portfolio Company Name	Investment Type	Commitment Type	Original Commitment	Remaining Commitment

Amteck, LLC	Senior Secured First Lien Debt	Revolver term loan	$5,000	$5,000
Basho Technologies, Inc.	Senior Secured First Lien Debt	Incremental term loan	3,000	1,580
BDS Solutions Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	3,000	—
BDS Solutions Group, LLC	Senior Secured First Lien Debt	Revolver term loan	3,000	1,100
Carlyle GMS Finance, Inc.	Equity/Other	Equity capital commitment	10,000	3,627
CCW, LLC	Senior Secured First Lien Debt	Revolver term loan	3,000	3,000
CH Hold Corp.	Senior Secured First Lien Debt	Delayed draw term loan	2,175	1,141
CIG Financial, LLC	Senior Secured Second Lien Debt	Delayed draw term loan	5,000	5,000
Icynene US Acquisition Corp.	Senior Secured First Lien Debt	Delayed draw term loan	5,000	5,000
Icynene US Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	5,000	4,000
InMotion Entertainment Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,200	1,843
J. C. Bromac Corporation (dba EagleRider, Inc.)	Senior Secured Second Lien Debt	Delayed draw term loan	5,000	5,000
Motion Recruitment Partners, LLC	Senior Secured First Lien Debt	Revolver term loan	2,000	2,000
National Technical Systems, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	5,000	5,000
Orchid Underwriters Agency, LLC	Senior Secured First Lien Debt	Delayed draw term loan	5,600	5,600
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Equity capital commitment	10,800	1,615
Pure Barre, LLC	Senior Secured First Lien Debt	Revolver term loan	2,500	2,500
RVNB Holdings, Inc. (dba All My Sons Moving & Storage)	Senior Secured First Lien Debt	Revolver term loan	852	852
South Grand MM CLO I, LLC	Equity/Other	Equity capital commitment	35,000	5,476
Tax Defense Network, LLC	Senior Secured First Lien Debt	Delayed draw term loan	5,000	1,000
Turning Tech LLC	Senior Secured First Lien Debt	Revolver term loan	6,000	3,000
VetCor Professional Practices LLC	Senior Secured First Lien Debt	Delayed draw term loan	5,000	—
Total			$129,127	$63,334

(g)	The investment is subject to a three year lock-up restriction on withdrawals in year 4.

(h)
The Company's investment is held through the consolidated subsidiaries, Kahala Aviation Holdings, LLC and Kahala LuxCo, which own 100% of the equity of the operating company, Kahala Ireland OpCo Designated Activity Company.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2016
(Unaudited)

(l)For the three months ended September 30, 2016, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind ("PIK"):

Portfolio Company	Investment Type	Cash	PIK	All-in Rate	PIK Earned for the three months ended September 30, 2016
Basho Technologies, Inc.	Senior Secured First Lien Debt	10.00%	7.00%	17.00%	$126
Greenwave Holdings, Inc.	Senior Secured First Lien Debt	10.00%	3.00%	13.00%	118
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.)	Senior Secured First Lien Debt	—%	13.50%	13.50%	—
ILC Dover LP	Senior Secured First Lien Debt	9.50%	2.00%	11.50%	61
Kahala Ireland OpCo Designated Activity Company	Senior Secured First Lien Debt	—%	13.00%	13.00%	58
Kahala US OpCo LLC	Senior Secured First Lien Debt	13.00%	—%	13.00%	—
NexSteppe Inc.	Senior Secured First Lien Debt	10.00%	5.00%	15.00%	216
Squan Holding Corp.	Senior Secured First Lien Debt	—%	12.75%	12.75%	—
CPX Interactive Holdings, LP	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%	106
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%	—
Steel City Media	Subordinated Debt	12.00%	4.00%	16.00%	212
Visionary Integration Professionals, LLC	Subordinated Debt	—%	15.00%	15.00%	—
Xplornet Communications, Inc.	Subordinated Debt	—%	13.00%	13.00%	—
					$897

(m)	The Company's investment or a portion thereof is pledged as collateral under the UBS Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

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

(s)
Related Fee Agreements consist of one investment with a fair value of $0.8 million that is classified as a Non-affiliated Investment and six investments with a total fair value of $9.8 million that are classified as Affiliated Investments.

(t)	The investment is on non-accrual status as of September 30, 2016.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2016
(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2016:

	At September 30, 2016
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles	$378,150	17.2%
Aerospace & Defense	198,186	9.0
Health Care Providers & Services	156,838	7.1
Diversified Consumer Services	146,721	6.7
Hotels, Restaurants & Leisure	127,504	5.8
Media	120,661	5.5
Internet Software & Services	110,937	5.0
Commercial Services & Supplies	86,934	4.0
Real Estate Management & Development	79,566	3.6
Software	76,203	3.5
Food Products	71,125	3.2
IT Services	69,932	3.2
Professional Services	50,081	2.3
Business Services	48,116	2.2
Auto Components	44,679	2.0
Specialty Retail	44,350	2.0
Diversified Telecommunication Services	42,357	1.9
Machinery	41,574	1.9
Consumer Finance	36,425	1.7
Transportation Infrastructure	27,780	1.3
Electronic Equipment, Instruments & Components	26,616	1.2
Diversified Financial Services	25,599	1.2
Chemicals	23,171	1.0
Building Products	22,346	1.0
Communications Equipment	21,257	1.0
Metals & Mining	20,653	0.9
Life Sciences Tools & Services	16,575	0.8
Insurance Broker	15,442	0.7
Household Durables	15,000	0.7
Distributors	14,700	0.7
Health care	12,878	0.6
Health Care Technology	11,328	0.5
Textiles, Apparel & Luxury Goods	7,003	0.3
Capital Markets	5,850	0.3
Oil, Gas & Consumable Fuels	—	—
Total	$2,196,537	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (ak)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)

Senior Secured First Lien Debt - 87.3% (b)
Ability Networks Inc. (aa)	Health Care Providers & Services	L+5.00% (6.00%), 5/14/2021	$8,848	$8,817	$8,715	0.5%
Adams Publishing Group, LLC	Media	L+6.75% (7.75%), 11/3/2020	19,013	18,643	18,640	1.2%
AM General LLC (aa)	Aerospace & Defense	L+9.00% (10.25%), 3/22/2018	5,250	4,899	4,253	0.3%
Amports, Inc. (ab)	Transportation Infrastructure	L+8.00% (9.00%), 5/19/2020	15,000	14,918	14,877	0.9%
Amteck, LLC (z) (aj) (aq)	Commercial Services & Supplies	L+8.50% (9.50%), 7/2/2020	24,688	24,298	24,226	1.5%
Answers Corporation (z) (aa)	Internet Software & Services	L+5.25% (6.25%), 10/3/2021	34,650	33,645	23,216	1.4%
AP Gaming I, LLC (z) (aa)	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 12/21/2020	30,667	30,407	29,516	1.8%
Aperture Group LLC (fka OH Acquisition, LLC)	Diversified Financial Services	L+6.25% (7.25%), 8/29/2019	7,406	7,379	7,335	0.5%
Applied Merchant Systems West Coast, Inc. (aj)	Diversified Financial Services	L+11.50% (12.50%), 10/26/2020	20,500	20,297	20,021	1.2%
Ascensus, Inc. (ar)	IT Services	L+4.50% (5.50%), 12/3/2022	16,941	15,931	15,755	1.0%
Asurion	IT Services	L+3.75% (5.00%), 5/24/2019	19,449	18,689	18,179	1.1%
Avaya, Inc. Term Loan B-3 (aa)	Communications Equipment	L+4.50% (4.82%), 10/26/2017	1,500	1,339	1,155	0.1%
Avaya, Inc. Term Loan B-6 (aa)	Communications Equipment	L+5.50% (6.50%), 3/31/2018	8,457	8,465	6,345	0.4%
Avaya, Inc. Term Loan B-7 (z) (aa)	Communications Equipment	L+5.25% (6.25%), 5/29/2020	9,911	9,822	6,847	0.4%
AxleTech International, LLC (z)	Machinery	L+6.50% (7.50%), 1/5/2021	19,800	19,632	19,242	1.2%
Basho Technologies, Inc. (ai)	Software	13.00%, 3/9/2018	10,251	10,065	10,286	0.6%
Broder Bros, Co.	Distributors	L+5.75% (7.00%), 6/3/2021	7,455	7,308	7,296	0.5%
Broder Bros, Co.	Distributors	L+12.25% (13.50%), 6/3/2021	7,470	7,323	7,311	0.5%
Catapult Learning, LLC (z) (aj)	Diversified Investment Vehicles	L+8.10% (9.10%), 7/16/2020	27,500	27,000	26,959	1.7%
Central Security Group, Inc. (z) (aa)	Commercial Services & Supplies	L+5.25% (6.25%), 10/6/2020	18,315	18,094	17,674	1.1%
Chicken Soup for the Soul Publishing, LLC (z) (ab)	Media	L+6.00% (7.25%), 1/8/2019	29,550	29,326	29,533	1.8%
Clover Technologies Group, LLC (aa)	Commercial Services & Supplies	L+4.50% (5.50%), 5/8/2020	14,242	14,140	13,102	0.8%
ConvergeOne Holdings Corp. (aa)	Diversified Consumer Services	L+5.00% (6.00%), 6/17/2020	16,771	16,654	16,687	1.0%
Danish CRJ LTD. (a) (p)	Aerospace & Defense	13.50%	20	20	20	—%
DigiCert, Inc	Internet Software & Services	L+5.00% (6.00%), 10/21/2021	11,000	10,679	10,670	0.7%
Doskocil Manufacturing Company, Inc.	Household Durables	L+8.70% (9.70%), 11/10/2020	15,000	14,745	14,738	0.9%
Eagle Rx, LLC (z)	Health Care Providers & Services	L+6.00% (7.00%), 8/15/2019	15,519	15,462	15,613	1.0%
ECI Acquisition Holdings, Inc. (k) (z)	Internet Software & Services	L+6.25% (7.25%), 3/11/2019	12,874	12,832	12,680	0.8%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (ak)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Emergency Communications Network, LLC (aj)	Internet Software & Services	L+8.25% (9.25%), 6/12/2021	$19,900	$19,629	$19,387	1.2%
ERG Holding Company (z) (ad)	Health Care Providers & Services	L+6.75% (8.00%), 4/4/2019	17,177	16,937	16,808	1.0%
Excelitas Technologies Corp. (aa)	Electronic Equipment, Instruments & Components	L+5.00% (6.00%), 11/2/2020	13,903	13,843	12,252	0.8%
GEM Holdings Group, LLC (z)	Hotels, Restaurants & Leisure	L+9.00% (10.00%), 11/22/2020	16,004	15,963	16,158	1.0%
GK Holdings, Inc. (aa)	Professional Services	L+5.50% (6.50%), 1/20/2021	3,960	3,926	3,881	0.2%
Greenwave Holdings, Inc.	Internet Software & Services	13.00%, 7/8/2019	15,183	15,033	14,884	0.9%
GTCR Valor Companies, Inc. (z) (aa)	Software	L+5.00% (6.00%), 5/30/2021	32,570	31,963	32,245	2.0%
Hanna Anderson, LLC (z) (an)	Specialty Retail	L+7.25% (8.25%), 4/21/2019	14,824	14,724	14,720	0.9%
Icynene US Acquisition Corp. (h) (z) (ac) (aj)	Building Products	L+6.25% (7.25%), 11/4/2020	23,820	23,435	23,620	1.5%
ILC Dover LP (z)	Aerospace & Defense	L+7.00% (8.00%), 3/20/2020	14,344	14,293	13,142	0.8%
InMotion Entertainment Group, LLC (z) (ae)	Specialty Retail	L+7.75% (9.00%), 10/1/2018	15,230	15,044	15,278	0.9%
Integrity Nutraceuticals, Inc. (e) (o) (t) (z) (ab) (ai)	Food Products	L+12.50% (13.50%), 4/28/2019	41,732	41,120	29,731	1.8%
IPC Corp. (aa)	Diversified Telecommunication Services	L+4.50% (5.50%), 8/6/2021	6,948	6,916	6,519	0.4%
Jackson Hewitt, Inc. (aa)	Diversified Consumer Services	L+7.00% (8.00%), 7/30/2020	7,000	6,884	6,694	0.4%
Jefferson Gulf Coast Energy Partners LLC (aj)	Transportation Infrastructure	L+7.50% (11.00%), 2/27/2018	17,775	17,692	15,998	1.0%
K&N Engineering, Inc. (z)	Specialty Retail	L+4.25% (5.25%), 7/11/2019	4,975	4,953	4,802	0.3%
K2 Pure Solutions NoCal, L.P. (z)	Chemicals	L+7.00% (8.00%), 8/19/2019	9,625	9,507	9,341	0.6%
Kahala Ireland OpCo Limited (a) (o) (ai)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	170,281	170,281	170,281	10.7%
Kahala US OpCo LLC (o) (ai)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	2,604	2,604	2,604	0.2%
Land Holdings I, LLC (aj)	Hotels, Restaurants & Leisure	12.00%, 6/26/2019	30,000	29,580	30,820	1.9%
Liquidnet Holdings, Inc. (a) (z) (aa)	Capital Markets	L+6.75% (7.75%), 5/22/2019	6,190	6,158	5,973	0.4%
MCS AMS Sub-Holdings LLC (aa)	Real Estate Management & Development	L+6.50% (7.50%), 10/15/2019	13,031	12,727	10,555	0.7%
Motion Recruitment Partners, LLC (l) (z)	Professional Services	L+6.00% (7.00%), 2/13/2020	18,625	18,261	18,198	1.1%
Motorsports Aftermarket Group, Inc. (z) (aa)	Auto Components	L+4.00% (5.00%), 5/14/2021	26,579	24,867	17,941	1.1%
National Technical Systems, Inc. (v) (z)	Professional Services	L+6.00% (7.00%), 6/12/2021	19,950	19,769	19,707	1.2%
NexSteppe Inc. (ai)	Chemicals	13.00%, 3/30/2018	10,232	9,704	9,705	0.6%
Noosa Acquirer, Inc. (z) (aj)	Food Products	L+5.25% (6.25%), 11/21/2020	25,000	24,694	25,136	1.6%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (ak)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
North Atlantic Trading Company, Inc. (z) (aa)	Food Products	L+6.50% (7.75%), 1/13/2020	$17,847	$17,810	$17,624	1.1%
Orchid Underwriters Agency, LLC (af) (aj)	Insurance Broker	10.00%, 11/6/2019	14,768	14,598	14,538	0.9%
Otter Box Holdings, Inc. (aa)	Electronic Equipment, Instruments & Components	L+4.75% (5.75%), 6/3/2020	15,673	15,394	14,850	0.9%
PeopLease Holdings, LLC (d) (z) (ai)	Commercial Services & Supplies	L+13.00% (14.00%), 12/26/2018	10,000	9,880	10,483	0.7%
PGX Holdings, Inc. (z) (aa)	Transportation Infrastructure	L+4.75% (5.75%), 9/29/2020	13,892	13,801	13,753	0.9%
Plaskolite	Chemicals	L+4.75% (5.75%), 11/3/2022	7,000	6,931	6,930	0.4%
Premier Dental Services, Inc. (z) (aa)	Health Care Providers & Services	L+5.00% (6.00%), 11/1/2018	22,488	22,415	19,452	1.2%
Pre-Paid Legal Services, Inc. (aa)	Diversified Consumer Services	L+5.25% (6.50%), 7/1/2019	11,896	11,940	11,784	0.7%
Pride Plating, Inc. (z)	Aerospace & Defense	L+5.50% (6.50%), 6/13/2019	9,619	9,562	9,375	0.6%
PSKW Intermediate	Health Care Providers & Services	L+4.25% (5.25%), 11/25/2021,	2,250	2,228	2,227	0.1%
PSKW Intermediate	Health Care Providers & Services	L+8.42% (9.42%), 11/25/2021	17,750	17,401	17,572	1.1%
Pure Barre, LLC (z) (aj) (al)	Hotels, Restaurants & Leisure	L+7.00% (8.00%), 6/11/2020	29,850	29,385	29,453	1.8%
RedPrairie Corp. (aa)	Software	L+5.00% (6.00%), 12/21/2018	17,946	17,517	15,897	1.0%
Resco Products, Inc. (z)	Metals & Mining	L+6.25% (6.58%), 9/7/2016	10,000	9,962	9,741	0.6%
RVNB Holdings, Inc. (dba All My Sons Moving & Storage) (f) (z)	Diversified Consumer Services	L+7.75% (8.75%), 2/25/2020	23,536	23,145	22,974	1.4%
Sage Automotive Holdings, Inc. (aa)	Auto Components	L+5.00% (6.00%), 10/8/2020	7,356	7,283	7,338	0.5%
SHO Holding II Corporation	Specialty Retail	L+5.00% (6.00%), 10/27/2022	12,000	11,881	11,880	0.7%
Squan Holding Corp. (n) (z) (aj)	Diversified Telecommunication Services	L+8.75% (9.75%), 10/10/2019	22,249	21,931	21,399	1.3%
STG-Fairway Acquisitions, Inc. (aa)	Professional Services	L+5.25% (6.25%), 6/30/2022	13,359	13,170	13,009	0.8%
SunGard Availability Services Capital, Inc. (aa)	IT Services	L+5.00% (6.00%), 3/31/2019	8,827	8,767	7,624	0.5%
Taqua, LLC (ai)	Wireless Telecommunication Services	L+13.50%, 7/31/2019	13,300	13,109	12,933	0.8%
Tax Defense Network, LLC (j) (z) (aj)	Diversified Consumer Services	L+7.50% (8.50%), 8/28/2019	26,117	25,726	25,886	1.6%
The Tennis Channel Holdings, Inc. (ab) (ai)	Media	L+8.50% (8.88%), 5/29/2017	16,031	15,852	16,000	1.0%
Total Outdoor Holdings Corp.	Media	L+11.00% (12.00%), 8/28/2019	13,000	12,809	13,271	0.8%
Transportation Insight, LLC (z) (aj)	Air Freight & Logistics	L+5.50% (6.50%), 9/30/2019	21,049	20,801	20,495	1.3%
Trojan Battery Company, LLC	Auto Components	L+4.75% (5.75%), 6/12/2021	10,093	10,013	9,941	0.6%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (ak)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Turning Tech LLC (z) (aj) (am)	Software	L+8.75% (9.08%), 6/30/2020	$26,250	$25,814	$25,772	1.6%
Twenty Eighty, Inc. (fka Miller Heiman, Inc.)	Media	L+5.75% (6.75%), 9/30/2019	19,645	19,153	17,287	1.1%
United Central Industrial Supply Company, LLC (z) (aa)	Commercial Services & Supplies	L+6.25% (7.50%), 10/9/2018	8,730	8,651	6,111	0.4%
VetCor Professional Practices LLC (m) (z)	Diversified Consumer Services	L+6.00% (7.00%), 4/20/2021	13,197	13,078	12,998	0.8%
Sub Total Senior Secured First Lien Debt				$1,461,343	$1,405,868	87.3%

Senior Secured Second Lien Debt - 21.7% (b)
Ability Networks Inc. (ab)	Health Care Providers & Services	L+8.25% (9.25%), 5/16/2022	$12,050	$11,954	$11,809	0.7%
Appriss Holdings, Inc. (aj)	IT Services	L+8.25% (9.25%), 5/21/2021	19,650	19,398	19,337	1.2%
Asurion LLC	IT Services	L+7.50% (8.50%), 3/3/2021	10,000	9,156	8,475	0.5%
Boston Market Corporation (ab) (aj)	Hotels, Restaurants & Leisure	L+7.63% (8.63%), 12/16/2018	24,601	24,365	24,599	1.5%
BrandMuscle Holdings Inc.	Internet Software & Services	L+8.50% (9.50%), 6/1/2022	32,000	31,368	31,360	1.9%
Cayan Holdings (aj)	IT Services	L+8.50% (9.50%), 3/24/2022	20,000	19,517	19,550	1.2%
CIG Financial, LLC (a) (ah) (aj)	Consumer Finance	10.50%, 6/30/2019	15,000	14,895	14,321	0.9%
CPX Interactive Holdings, LP (ai)	Media	L+10.00% (13.00%), 3/26/2018	20,618	19,785	17,660	1.1%
CREDITCORP (ab)	Consumer Finance	12.00%, 7/15/2018	13,250	13,199	8,596	0.5%
Epic Health Services, Inc. (aj)	Health Care Providers & Services	L+8.25% (9.25%), 8/17/2021	12,333	12,172	12,137	0.8%
High Ridge Brands Co. (ab) (aj)	Personal Products	L+8.50% (9.50%), 4/11/2020	22,500	22,259	22,434	1.5%
Interblock USA L.C. (ab) (aj)	Electronic Equipment, Instruments & Components	L+8.75% (9.75%), 3/28/2018	23,000	22,741	22,351	1.5%
J. C. Bromac Corporation (dba EagleRider, Inc.) (aj) (ap)	Hotels, Restaurants & Leisure	L+9.00% (10.00%), 8/11/2019	14,975	14,817	14,958	0.9%
K&N Engineering, Inc. (ab)	Specialty Retail	L+8.63% (9.63%), 7/11/2020	13,000	12,779	12,417	0.8%
Linc Energy Finance USA, Inc. (e) (t) (ab)	Oil, Gas & Consumable Fuels	12.50%, 10/31/2017	9,000	8,914	1,475	0.1%
NCP Finance Limited Partnership (aa) (ab)	Consumer Finance	L+9.75% (11.00%), 10/1/2018	17,599	17,485	16,367	1.0%
Prime Security Services Borrower, LLC (aa)	Commercial Services & Supplies	L+8.75% (9.75%), 7/1/2022	12,500	12,325	11,813	0.7%
Rx30 HoldCo, Inc. (aj)	HealthCare Technology	L+8.25% (9.25%), 6/15/2022	11,500	11,288	11,242	0.7%
Sage Automotive Holdings, Inc. (aj)	Auto Components	L+8.00% (9.00%), 10/8/2021	13,000	12,892	12,740	0.8%
Schulman Associates Institutional Review Board, Inc. (aj)	Life Sciences Tools & Services	L+8.00% (9.00%), 6/3/2021	17,000	16,716	16,292	1.0%
Stratose Intermediate Holdings II, LLC (aj)	HealthCare Providers & Services	L+9.50% (10.50%), 12/30/2021	10,000	9,908	9,900	0.6%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (ak)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
U.S. Auto (aj)	Diversified Consumer Services	L+10.50% (11.50%), 6/8/2020	$30,000	$29,532	$29,205	1.8%
Sub Total Senior Secured Second Lien Debt				$367,465	$349,038	21.7%

Subordinated Debt - 5.7% (b)
Gold, Inc. (ab)	Textiles, Apparel & Luxury Goods	11.00%, 6/30/2019	$12,163	$12,028	$11,730	0.7%
Park Ave RE Holdings, LLC (d) (o) (ai)	Real Estate Management & Development	L+8.00% (13.00%), 12/29/2017	35,192	35,192	35,192	2.2%
Steel City Media (ai) (aj)	Media	14.00%, 3/29/2020	20,577	20,236	19,878	1.2%
Visionary Integration Professionals, LLC (ab) (ai)	IT Services	17.00%, 12/3/2018	13,148	12,386	10,663	0.7%
Xplornet Communications, Inc. (a) (ai)	Diversified Telecommunication Services	13.00%, 10/25/2020	12,864	12,864	12,974	0.8%
Zimbra, Inc. (e) (t)	Software	12.00%, 7/10/2018	1,203	1,203	1,835	0.1%
Sub Total Subordinated Debt				$93,909	$92,272	5.7%

Collateralized Securities - 16.4% (b)
Collateralized Securities - Debt Investment
Fifth Street Senior Loan Fund I, LLC - 1A Class F (a) (p)	Diversified Investment Vehicles	L+7.50%, 1/19/2027	$10,728	$8,938	$8,523	0.5%
Collateralized Securities - Equity Investment
B&M CLO 2014-1, LTD. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	8.05%, 4/16/2026	40,250	25,816	19,169	1.1%
CVP Cascade CLO, LTD. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	3.38%, 1/16/2026	31,000	15,193	11,114	0.7%
CVP Cascade CLO-2, LTD. Subordinated Notes (a) (e) (p) (ao)	Diversified Investment Vehicles	7/18/2026	35,250	19,014	12,216	0.8%
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	11.30%, 1/19/2027	31,575	26,739	23,566	1.5%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	3.77%, 1/15/2027	35,057	24,459	16,112	1.0%
MidOcean Credit CLO II, LLC (a) (p) (ao)	Diversified Investment Vehicles	11.87%, 1/29/2025	37,600	27,719	23,603	1.5%
MidOcean Credit CLO III, LLC (a) (p) (ao)	Diversified Investment Vehicles	11.96%, 7/21/2026	40,250	29,131	23,748	1.5%
MidOcean Credit CLO IV, LLC (a) (p) (ao)	Diversified Investment Vehicles	16.51%, 4/15/2027	21,500	17,649	14,212	0.9%
NewStar Arlington Senior Loan Program LLC Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	14.77%, 7/25/2025	31,603	27,200	24,461	1.5%
Ocean Trails CLO V, LTD. (a) (p) (ao)	Diversified Investment Vehicles	11.64%, 10/13/2026	40,518	31,488	25,957	1.6%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (ak)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
OFSI Fund VI, Ltd. Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	7.63%, 3/20/2025	$38,000	$24,510	$20,205	1.3%
Related Fee Agreements (a) (s)	Diversified Investment Vehicles		—	13,805	12,674	0.8%
Silver Spring CLO, Ltd. (a) (e) (p) (ao)	Diversified Investment Vehicles	10/16/2026	31,500	22,286	12,269	0.8%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	8.28%, 5/1/2026	36,000	21,587	13,955	0.9%
Sub Total Collateralized Securities				$335,534	$261,784	16.4%

Equity/Other - 12.6% (b)
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant (e)	Software		306	$—	$16	—%
Basho Technologies, Inc. - Series G Senior Preferred Stock (e)	Software		$2,000	2,000	2,322	0.1%
Carlyle GMS Finance, Inc. (a) (i)	Diversified Investment Vehicles		$5,274	5,274	4,883	0.3%
CPX Interactive Holdings, LP - Series A Convertible Preferred Shares (e) (u)	Media	8.00%	$6,000	6,000	5,370	0.3%
CPX Interactive Holdings, LP - Warrants (e) (u)	Media		317	1,087	—	—%
Danish CRJ LTD. (a) (e) (p) (r)	Aerospace & Defense		$5	1	1,034	0.1%
Evolution Research Group - Preferred Equity (e)	Health Care Providers & Services	8.00%	$500	500	409	—%
Greenwave Holdings, Inc. - Series C Preferred Stock Warrant (e)	Internet Software & Services		172	—	—	—%
HIG Integrity Nutraceuticals (e) (o) (u)	Food Products		2	1,630	—	—%
Integrity Nutraceuticals (e) (o)	Food Products		25	—	—	—%
Kahala Ireland OpCo Limited - Common Equity (a) (e) (o) (y)	Aerospace & Defense		—	—	29,428	1.8%
Kahala Ireland OpCo Limited - Profit Participating Note (a) (e) (o) (y)	Aerospace & Defense		3,250	3,065	3,250	0.2%
Kahala US OpCo LLC (e) (o) (x)	Aerospace & Defense	13.00%	4,413	4,444	4,136	0.3%
MBLOX Inc. - Warrants (e)	Internet Software & Services		1,531	—	—	—%
NexSteppe Inc. Series C Preferred Stock Warrant (e)	Chemicals		177	500	447	—%
NMFC Senior Loan Program I, LLC (a) (p)	Diversified Investment Vehicles		$50,000	50,000	45,994	3.0%
Orchid Underwriters Agency, LLC - Preferred Shares (e) (u)	Insurance Broker		5	500	684	—%
Orchid Underwriters Agency, LLC - Common Shares (e) (u)	Insurance Broker		5	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (ak)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Park Ave RE Holdings, LLC - Common Shares (e) (o) (w)	Real Estate Management & Development		1	$587	$8,115	0.5%
Park Ave RE Holdings, LLC - Preferred Shares (o) (w)	Real Estate Management & Development	8.00%	47	23,645	23,645	1.5%
PennantPark Credit Opportunities Fund II, LP (a) (g) (p)	Diversified Investment Vehicles		$8,686	8,686	9,082	0.6%
SkyCross Inc. - Warrants (e)	Electronic Equipment, Instruments & Components		2,254	—	—	—%
South Grand MM CLO I, LLC (a) (p) (ag)	Diversified Investment Vehicles		$29,524	29,095	29,155	1.9%
Squan Holding Corp. - Class A Common Stock (e) (u)	Diversified Telecommunication Services		1,150	12	—	—%
Squan Holding Corp. - Series A Preferred Stock (e) (u)	Diversified Telecommunication Services		1	1,139	—	—%
Tax Defense Network, LLC (e) (u)	Diversified Consumer Services		$425	425	888	0.1%
Tennenbaum Waterman Fund, L.P. (a)	Diversified Investment Vehicles		$10,000	10,000	10,338	0.6%
The SAVO Group, Ltd. - Warrants (e)	Internet Software & Services		138	—	—	—%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		$16,902	16,902	16,910	1.0%
U.S. Auto Series A Common Units (e)	Diversified Consumer Services		10	10	237	—%
U.S. Auto Series A Preferred Units (e)	Diversified Consumer Services		1	490	403	—%
Visionary Integration Professionals, LLC - Warrants (e) (u)	IT Services		657	910	—	—%
World Business Lenders, LLC (e)	Consumer Finance		923	3,750	4,733	0.3%
Xplornet Communications, Inc. - Warrants (a) (e)	Diversified Telecommunication Services		10	—	759	—%
Zimbra, Inc. - Warrants (Third Lien Bridge Note) (e)	Software		1,000	—	81	—%
Sub Total Equity/Other				$170,652	$202,319	12.6%

TOTAL INVESTMENTS - 143.7% (b)				$2,428,903	$2,311,281	143.7%
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

(ac)	The Company has committed to fund a delayed draw term loan of $5.0 million in Icynene US Acquisition Corp. The remaining commitment as of September 30, 2016 was $5.0 million.

(ad)	The Company has committed to fund a delayed draw term loan of $20.2 million in ERG Holding Company. The remaining commitment as of December 31, 2015 was $16.4 million.

(ae)	The Company has committed to fund a delayed draw term loan of $2.2 million in InMotion Entertainment Group, LLC. The remaining commitment as of December 31, 2015 was $1.8 million.

(af)	The Company has committed to fund a delayed draw term loan of $5.6 million in Orchid Underwriters Agency, LLC. The remaining commitment as of December 31, 2015 was $5.6 million.

(ag)	The Company has committed to fund $35.0 million in South Grand MM CLO I, LLC. The remaining commitment as of December 31, 2015 was $5.5 million.

(ah)	The Company has committed to fund a delayed draw term loan of $5.0 million in CIG Financial, LLC. The remaining commitment as of December 31, 2015 was $5.0 million.

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
For the period ended September 30, 2016
(Unaudited)

Note 1 — Organization and Basis of Presentation

Business Development Corporation of America (the “Company”), incorporated in Maryland on May 5, 2010, is an externally managed, non-diversified closed-end investment company that elected to be treated as a regulated investment company (“RIC”) for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2011 and has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is applying the guidance of Financial Accounting Standards Board ("FASB") Accounting Standard Codification ("ASC") Topic 946, "Financial Services - Investment Companies" ("ASC 946"). The Company is, therefore, required to comply with certain regulatory requirements as promulgated under the 1940 Act. The Company is managed by BDCA Adviser, LLC (the “Adviser”) pursuant to the terms of the Investment Advisory and Management Services Agreement, as amended (the “Investment Advisory Agreement”). The Adviser was formed in Delaware as a private investment management firm and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser oversees the management of the Company's activities and is responsible for making investment decisions for its portfolio. Through the period ended September 30, 2016, the Adviser was indirectly, wholly-owned by the sponsor, AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global" or the "Sponsor").

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

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form N-2 (File No. 333-166636) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Company sold 22,222 shares of common stock to its Adviser on July 8, 2010 at $9.00 per share, which represented the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share.  On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO and commenced operations as of that date. On February 1, 2012, the Adviser contributed an additional $1.3 million to purchase 140,784 shares of our common stock at $9.234 per share so that the aggregate contribution by the Adviser was $1.5 million. The Adviser will not tender any amount of its shares for repurchase as long it continues to serve as our investment adviser. On July 1, 2014, the Company's registration statement on Form N-2 (File No. 333-193241) for its follow-on offering (the "Follow-on") was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Under the Follow-on, the Company offered up to 101,100,000 shares of its common stock. As of September 30, 2016, the Company had issued 180.9 million shares of common stock for gross proceeds of $2.0 billion including the shares purchased by the Sponsor and shares issued under the Company's distribution reinvestment plan ("DRIP"). Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. Other than shares issued pursuant to the DRIP, the Company has not issued any new shares of common stock since July 1, 2015.

In addition, the Company is only allowed to borrow money such that the asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities (excluding borrowings) to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. The Company may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to stockholders by reducing the overall cost of capital. The Company currently

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2016
(Unaudited)

has credit facilities with Wells Fargo Bank, National Association ("Wells Fargo"), Citibank, N.A. (“Citi”), and UBS AG, London Branch ("UBS") and has sold $100.0 million in aggregate principal of senior notes. The Company previously had a credit facility with Deutsche Bank AG, New York Branch ("Deutsche Bank") which was terminated in June 2016.

The Company has formed and expects to continue to form consolidated subsidiaries (the "Consolidated Holding Companies") to hold equity securities of portfolio companies. These Consolidated Holding Companies enable the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. Any tax payable by the Consolidated Holding Companies are included as an expense in the Company's consolidated statements of operations. As of September 30, 2016, 54th Street Equity Holdings, Inc., Kahala Aviation Holdings, LLC, Kahala Aviation US, Inc., Kahala LuxCo, and Park Ave RE, Inc. were the only Consolidated Holding Companies.

On February 10, 2016, AR Global received written notice from American National Stock Transfer, LLC ("ANST"), the Company's transfer agent and an affiliate of Realty Capital Securities, LLC (the "Former Dealer Manager"), that it would wind down operations by the end of the month. ANST withdrew as the transfer agent effective February 29, 2016. Subsequently, effective February 26, 2016, the Company entered into a definitive agreement with its previous third party provider of sub-transfer agency services to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).

American Realty Capital II Advisors, LLC (the “Seller”), a Delaware limited liability company and a wholly owned subsidiary of AR Global, the Sponsor of the Company, informed the Company that on July 19, 2016, the Seller entered into a membership interest purchase agreement (the “Purchase Agreement”) with BSP Acquisition I, LLC, a Delaware limited liability company (the “Purchaser”), a subsidiary of Benefit Street Partners L.L.C., a Delaware limited liability company and the credit investment arm of Providence Equity Partners L.L.C. (“Benefit Street”). The Purchase Agreement provides, among other things, that the Seller would sell 100% of the issued and outstanding membership interests in the Adviser, a Delaware limited liability company and wholly owned subsidiary of the Seller, to the Purchaser.

If the transaction contemplated by the Purchase Agreement (the “Transaction”) is consummated, then it is expected to constitute an “assignment” (within the meaning of the 1940 Act) of the Third Amended and Restated Advisory and Management Services Agreement (the "Existing Advisory Agreement"). An assignment of the Existing Advisory Agreement would result in the termination of the Existing Advisory Agreement in accordance with its terms. A special committee comprised solely of the Company’s independent directors (the “Special Committee”) is responsible for the review and approval of the new investment advisory agreement with the Adviser (the "New Advisory Agreement") that would go into effect if the Transaction is completed, subject to approval by the Company’s stockholders as required by the 1940 Act (the “Stockholder Approval”). On August 12, 2016, the board of directors, including the members of the Special Committee, met in person and heard a further presentation from Benefit Street, discussed the Transaction and its possible effects on the Company, and evaluated the New Advisory Agreement. Senior officers of the Adviser and Benefit Street were present to answer questions from the board of directors. The board of directors, including all the members of the Special Committee, unanimously approved the New Advisory Agreement on August 12, 2016. See “Note 15 - Subsequent Events” for additional information regarding the closing of the Transaction, which occurred on November 1, 2016.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

The Company consolidates the following subsidiaries for accounting purposes: BDCA Funding I, LLC ("Funding I"), BDCA 2L Funding I, LLC ("2L Funding I"), BDCA-CB Funding, LLC ("CB Funding"), BDCA Helvetica Funding, Ltd. ("Helvetica Funding"), and the Consolidated Holding Companies. All significant intercompany balances and transactions have been eliminated in consolidation. In conjunction with the consolidation of subsidiaries, the Company recognizes non-controlling interests attributable to third party ownership in the following Consolidated Holding Companies: Kahala Aviation Holdings, LLC, Kahala Aviation US, Inc., and Kahala LuxCo.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2016
(Unaudited)

Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, the consolidated financial statements may not include all of the information and notes required by U.S. GAAP for annual consolidated financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2016.

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
For the period ended September 30, 2016
(Unaudited)

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
For the period ended September 30, 2016
(Unaudited)

common stock. Such allocated expenses of the Adviser and its affiliates may include the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for the Company.

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12 month period. As of September 30, 2016 and December 31, 2015, offering costs have not been incurred in excess of the 1.5% limit.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s unsecured notes and revolving credit facilities with Wells Fargo, Citi, and UBS are capitalized and amortized into expense using the straight-line method over the life of the respective facility. See Note 5 - Borrowings - for details on the Credit Facilities and unsecured notes.

Distributions

The Company’s board of directors has authorized, and the Company has declared cash distributions payable on a monthly basis to stockholders of record on each day since it commenced operations. Since November 2013, the distribution rate has been $0.002378082 per day, which is equivalent to $0.868 per annum, per share of common stock. In March 2016, the Company’s board of directors ratified the existing distribution amount equivalent to $0.868 per annum, and, for calendar year 2016, affirmed a change to the daily distribution amount to $0.002371585 per day per share of common stock, effective January 1, 2016, to accurately reflect that 2016 is a leap year.

The amount of each such distribution will be subject to the discretion of the board of directors and applicable legal restrictions related to the payment of distributions. The Company will calculate each stockholder’s specific distribution amount for the month using record and declaration dates and accrue distributions on the date the Company accepts a subscription for shares of the Company’s common stock. The distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. From time to time, the Company may also pay interim distributions, including capital gains distributions, at the discretion of the Company’s board of directors. The Company’s distributions may exceed earnings, especially during the period before it has substantially invested the proceeds from the offering. As a result, a portion of the distributions made by the Company may represent a return of capital for U.S. federal income tax purposes. A return of capital is a return of each stockholder’s investment rather than earnings or gains derived from the Company’s investment activities.

The Company may fund cash distributions to stockholders from any sources of funds available to the Company, including expense payments from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. The Company has not established limits on the amount of funds it may use from available sources to make distributions. See Note 12 - Income Tax Information and Distributions to Stockholders for additional information.

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
For the period ended September 30, 2016
(Unaudited)

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

Non-accrual income

Investments are placed on non-accrual status when principal or interest/dividend payments are past due 30 days and/or more and/or when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest is generally reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate outcome. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.

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

Income Taxes

The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Generally, a RIC is exempt from federal income taxes if it distributes to its stockholders at least 90% of ‘‘investment company taxable income,’’ as defined in the Code, each year. Distributions declared prior to the filing of the previous year's tax return and paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its RIC status each year. The Company may be subject to federal excise taxes of 4%. See Note 12 - Income Tax Information and Distributions to Stockholders for additional information.

New Accounting Pronouncements

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. The Company is currently evaluating the impact the adoption of this standard has on its consolidated financial statements and disclosures.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2016
(Unaudited)

In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. Sufficient information must be provided to permit reconciliation of the fair value of assets categorized within the fair value hierarchy to the amounts presented in the Statements of Assets and Liabilities. The guidance is required to be presented for annual periods beginning after December 15, 2015, and for interim periods within those fiscal years. Accordingly, the Company adopted ASU 2015-07, during the quarter ended March 31, 2016, which removes investments measured using the net asset value per share practical expedient from the fair value hierarchy in all periods presented. The adoption of ASU 2015-07 did not have a material impact on the Company’s consolidated financial statements.

On April 7, 2015, the FASB issued ASU No. 2015-03, Presentation of Debt Issuance Costs.  The ASU requires debt issuance costs to be presented on the balance sheet as a direct deduction from the debt liability.  The ASU is effective for interim and annual reporting periods beginning after December 14, 2015.  The Company adopted this guidance during the quarter ended March 31, 2016 and adjusted prior period balance sheets to reflect the change. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which amends the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entity ("VIE") guidance. The ASU is effective for fiscal periods beginning after December 15, 2015. ASU 2015-02 changes the manner in which a reporting entity assesses one of the five characteristics that determine if an entity is a VIE. Accordingly, the Company adopted this guidance during the quarter ended March 31, 2016 and has evaluated the impact of ASU 2015-02 on its consolidated financial statements and determined that the adoption of ASU 2015-02 did not have a material impact on our consolidated financial statements.

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
For the period ended September 30, 2016
(Unaudited)

falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter.

All of the Company’s investment portfolio at September 30, 2016 was comprised of debt and equity instruments for which Level 1 inputs, such as quoted prices, were not available. Therefore, at September 30, 2016, the investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at September 30, 2016 may differ materially from values that would have been used had a ready market for the securities existed.

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

For investments in Collateralized Securities, the Adviser models both the assets and liabilities of each Collateralized Securities' capital structure. The model uses a waterfall engine to store the collateral data, generate collateral cash flows from the assets, and distribute the cash flows to the liability structure based on priority of payments. The waterfall cash flows are discounted using rates that incorporate risk factors such as default risk, interest rate risk, downgrade risk, and credit spread risk, among others. In addition, the Adviser considers broker quotations and/or comparable trade activity as an input to determining fair value when available.

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
For the period ended September 30, 2016
(Unaudited)

For discussion of the fair value measurement of the Company's borrowings, refer to Note 5 - Borrowings - in the consolidated financial statements included in this report.

The following table presents fair value measurements of investments, by major class, as of September 30, 2016, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$363,003	$1,060,126	$1,423,129
Senior Secured Second Lien Debt	—	9,933	262,407	272,340
Subordinated Debt	—	—	81,051	81,051
Collateralized Securities	—	—	239,986	239,986
Equity/Other	—	—	68,542	68,542
Other investments measured at net asset value (1)	—	—	—	111,489
Total	$—	$372,936	$1,712,112	$2,196,537

(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

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

(1) In accordance with Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2016
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2016:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2015	$1,095,040	$340,563	$92,272	$261,784	$115,112	$1,904,771
Net change in unrealized gains (losses)	(32,160)	(3,839)	(10,814)	24,182	(16,581)	(39,212)
Purchases and other adjustments to cost	275,435	23,741	4,685	120	—	303,981
Sales and redemptions	(225,856)	(74,918)	(5,160)	(46,100)	(834)	(352,868)
Net realized gains	1,463	482	68	—	—	2,013
Transfers in	54,480	—	—	—	—	54,480
Transfers out	(108,276)	(23,622)	—	—	(29,155)	(161,053)
Balance as of September 30, 2016	$1,060,126	$262,407	$81,051	$239,986	$68,542	$1,712,112
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gains (losses):	$(34,686)	$(4,054)	$(10,814)	$24,182	$(16,581)	$(41,953)

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

For the nine months ended September 30, 2016, there were no transfers out of Level 1 to Level 2. For the nine months ended September 30, 2016, three companies were transferred from Level 2 to Level 3 as the number of observable market quotes available for these investments decreased. For the nine months ended September 30, 2016, eight companies were transferred from Level 3 to Level 2 as the number of observable market quotes increased.

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2016
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

The composition of the Company’s investments as of September 30, 2016, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,520,220	$1,423,129	64.8%
Senior Secured Second Lien Debt	292,612	272,340	12.4
Subordinated Debt	93,501	81,051	3.7
Collateralized Securities	289,555	239,986	10.9
Equity/Other	166,628	180,031	8.2
Total	$2,362,516	$2,196,537	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2016
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

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of September 30, 2016. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$860,977	Yield Analysis	Market Yield	5.71%	30.00%	10.74%
Senior Secured Second Lien Debt (c)	231,859	Yield Analysis	Market Yield	10.15%	19.50%	11.91%
Subordinated Debt (e)	80,339	Yield Analysis	Market Yield	8.50%	16.00%	13.33%
Collateralized Securities	239,986	Discounted Cash Flow	Discount Rate	9.50%	65.19%	23.77%
Equity/Other (d)	11,310	Market Multiple Analysis	EBITDA Multiple	2.3x	10.6x	5.7x

______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)
The remaining $199.2 million of senior secured first lien debt were valued based on broker quotes, probability weighted scenario, or at their respective acquisition prices as the investments closed near year end.

(c)	The remaining $30.5 million of senior secured second lien debt were valued based on broker quotes or at their respective acquisition prices as the investments closed near year end.

(d)
The remaining $57.2 million of equity/other investments consisted of $56.6 million which were valued with consideration of their respective appraisal value, $0.6 million which were based on a Monte-Carlo simulation.

(e)	The remaining $0.7 million of subordinated debt were valued based on a Monte-Carlo simulation.

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2016
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

As of September 30, 2016, the Company had six portfolio companies, which represented six portfolio investments, on non-accrual status with a total principal amount of $137.0 million, amortized cost of $128.2 million, and fair value of $56.6 million which represented 5.4%, 5.4% and 2.6% of the investment portfolio total principal, amortized cost and fair value, respectively. As of December 31, 2015, the Company had three portfolio companies, which represented three portfolio investments, on non-accrual status with a total principal amount of $51.9 million, amortized cost of $51.2 million, and fair value of $33.0 million which represented 2.0%, 2.1% and 1.4% of the investment portfolio total principal, amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in the Company's consolidated financial statements included in this report for additional details regarding the Company’s non-accrual policy.

Note 4 — Related Party Transactions and Arrangements

The Sponsor, including its indirectly wholly-owned subsidiary, the Adviser, owns 0.10 million shares of the Company’s outstanding common stock as of September 30, 2016.

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
For the period ended September 30, 2016
(Unaudited)

In January 2016, AR Global became the successor business to AR Capital, LLC and became the parent of the Company's current Sponsor.

The Company has entered into the Amended and Restated Administration Servicing Agreement and the Amended and Restated Accounting Servicing Agreement with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for the Company to operate. On August 13, 2012, the Company entered into a custody agreement with U.S. Bank National Association (“U.S. Bank”). Under the custody agreement, U.S. Bank holds all of the portfolio securities and cash of the Company and for certain of its subsidiaries, and transfers such securities or cash pursuant to the Company’s instructions. The custody agreement is terminable by either party, without penalty, on not less than ninety days prior notice to the other party.

On February 9, 2016, the Company and ARC Advisory Services, LLC (“ARC Advisory”), a wholly-owned subsidiary of the Company’s Sponsor, entered into an agreement for ARC Advisory to provide the Company with administrative services necessary for the Company’s operation (the “ARC Administration Agreement”). Pursuant to the ARC Administration Agreement, ARC Advisory provides the Company with, among other things, office facilities, equipment, clerical, bookkeeping and record keeping services. In addition, ARC Advisory assists the Company in determining and publishing the Company’s net asset value and the filing of the Company’s tax returns. The Company will reimburse ARC Advisory for the costs and expenses incurred by ARC Advisory in performing its obligations pursuant to the ARC Administration Agreement. See Note 15 - Subsequent Events - for a discussion of the Company's new administration agreement with Benefit Street.

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

On June 23, 2016, the Company, pursuant to an affirmative vote of stockholders at the Company’s 2016 Annual Meeting of Stockholders, entered into the Existing Advisory Agreement between the Company and its investment adviser, BDCA Adviser, LLC (the “Adviser”). The Existing Advisory Agreement amends the manner in which the income incentive fee payable by the Company to the Adviser is earned and calculated. Specifically, under the Existing Advisory Agreement, the hurdle rate required for the Adviser to earn, and be paid, the income incentive fee is expressed as a percentage of the Company’s net assets rather than “Adjusted Capital” (as defined below), as it was previously calculated under the then-existing advisory and management services agreement (the “Prior Advisory Agreement”).

Under the Existing Advisory Agreement, the applicable percentages related to the incentive fee on income, including the hurdle rate, remain the same as those in the Prior Advisory Agreement. Accordingly, the incentive fee on income will be calculated and payable quarterly in arrears and equal 20.0% of pre-incentive fee net investment income for the immediately preceding quarter, subject to a hurdle rate, expressed as a rate of return on the Company’s net assets, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%.

The Prior Advisory Agreement defined “Adjusted Capital” to mean the amount of money received from sales of the Company’s common stock (including reinvested dividends) minus distributions paid to stockholders and amounts paid for share repurchases pursuant to the Company’s share repurchase program.

The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the Company’s portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Existing Advisory Agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2016
(Unaudited)

cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. Incentive fees waived by the Adviser are not subject to recoupment at a later date.

For the three and nine months ended September 30, 2016, the Company incurred $9.5 million and $28.5 million, respectively, of management fees, of which the Adviser did not waive any portion of such fees. For the three and nine months ended September 30, 2015, the Company incurred $9.4 million and $26.5 million, respectively, of management fees, of which the Adviser did not waive any portion of such fees.

For the three and nine months ended September 30, 2016, the Company incurred $7.9 million and $14.8 million, respectively, of subordinated incentive fees on income, of which the Adviser did not waive any portion of such fees. For the three and nine months ended September 30, 2015, the Company incurred zero and $10.1 million, respectively, of subordinated incentive fees on income, of which the Adviser waived zero and $3.5 million, respectively.

For the three and nine months ended September 30, 2016 and September 30, 2015, the Company did not incur any capital gains incentive fees under the Investment Advisory Agreement.

For accounting purposes only, the Company is required under U.S. GAAP to also accrue a theoretical capital gains incentive fee based upon unrealized capital appreciation on investments held at the end of each period. The accrual of this theoretical capital gains incentive fee assumes all unrealized capital appreciation and depreciation is realized in order to reflect a capital gains incentive fee that would theoretically be payable to the Adviser. For the three and nine months ended September 30, 2016, the Company did not incur any theoretical capital gains incentive fees. For the three months ended September 30, 2015, the Company had a reduction of $0.5 million of theoretical capital gains incentive fees. For the nine months ended September 30, 2015, the Company incurred $0.9 million of theoretical capital gains incentive fees. The amounts actually paid to the Adviser will be consistent with the Advisers Act and formula reflected in the Investment Advisory Agreement which specifically excludes consideration of unrealized capital appreciation.

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
For the period ended September 30, 2016
(Unaudited)

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

(3)	"N/A"- Not Applicable

(4)	Expense Support Payment is no longer eligible for reimbursement as of September 30, 2016.

If an Expense Support Payment has not been reimbursed within three years of the date such Expense Support Payment was incurred, the Company’s obligation to pay such Expense Support Payment shall automatically terminate and be of no further effect.

The Company has recorded $0.2 million and $0.2 million as due to affiliate, net on the consolidated statements of assets and liabilities as of September 30, 2016 and December 31, 2015, respectively, which reflects the netting of amounts due from the Adviser and affiliates and amounts due from the Company. On August 24, 2012, the Adviser made a payment to the Company in the amount of $0.8 million for $1.0 million of operating expenses pursuant to the Expense Support Agreement netted against $0.2 million due from the Company to the Adviser as reimbursement for payments made by the Adviser on behalf of the Company.

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
For the period ended September 30, 2016
(Unaudited)

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

On February 10, 2016, AR Global received written notice from ANST that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. Subsequently, effective February 26, 2016, the Company entered into an agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to directly provide the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).

The following table reflects the fees incurred to our Former Dealer Manager and its affiliates for the three and nine months ended September 30, 2016 and September 30, 2015:

	Incurred for the Three Months Ended		Incurred for the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Selling commissions and dealer manager fees (1)	$—	$5,699	$—	$16,569
Offering costs	—	(711)	—	(189)
Management and incentive fees, net	17,434	9,425	43,318	33,072
Investment banking advisory fees (2)	—	—	—	—
Transfer agent fees	—	491	5	2,071
Professional fees	—	76	115	580
Other general and administrative	567	(53)	1,464	194
Total related party fees	$18,001	$14,927	$44,902	$52,297

The following table reflects the fees payable to our Former Dealer Manager and its affiliates as of September 30, 2016 and December 31, 2015:

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2016
(Unaudited)

	Payable as of
	September 30, 2016	December 31, 2015
Selling commissions and dealer manager fees (1)	$—	$—
Offering costs	—	205
Management and incentive fees, net	17,304	9,532
Investment banking advisory fees (2)	—	—
Transfer agent fees	—	582
Professional fees	163	134
Other general and administrative	66	59
Total related party fees	$17,533	$10,512
______________

(1)	Selling commissions and dealer manager fees are not reflected in the Company's consolidated financial statements

(2)	Investment banking advisory fees were paid to the Former Dealer Manager for strategic advisory services provided to the Company

Due (to)/from affiliate

The due to affiliate primarily consists of offering expenses incurred due to the Adviser.

The following table reflects the components of due (to)/from affiliate as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Due from affiliate - organization & offering costs in excess of 1.5% of gross proceeds	$—	$—
Due (to)/from affiliate - non offering costs	(204)	7
Offering costs payable	—	(204)
Total due (to)/from affiliate, net	$(204)	$(197)

As of September 30, 2016, offering costs payable no longer includes offering costs that are payable to third parties. In prior periods, offering costs payable to third parties were included in due (to)/from affiliate as they were an offset to the organization and offering costs in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering that were the responsibility of the Adviser. Total organization and offering costs do not exceed 1.5% of the aggregate gross proceeds at September 30, 2016 so offering costs payable to third parties is no longer applicable as an offsetting balance in due (to)/from affiliate.

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
For the period ended September 30, 2016
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

Deutsche Bank Credit Facility

On February 21, 2014, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, 2L Funding I, entered into a credit facility with Deutsche Bank (the "Deutsche Bank Credit Facility") as lender and as administrative agent and U.S. Bank as collateral agent and collateral custodian.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2016
(Unaudited)

Citi Credit Facility

On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into a credit facility with Citi (the "Citi Credit Facility") as administrative agent and U.S. Bank as collateral agent, account bank and collateral custodian. The Citi Credit Facility, which was subsequently amended on October 14, 2015, provides for borrowings over a twenty four month period in an aggregate principal amount of up to $400.0 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility.

The Citi Credit Facility is priced at LIBOR, with no LIBOR floor, plus a spread of 1.70% per annum for the first twenty-four months and 2.00% per annum thereafter. Interest is payable quarterly in arrears. CB Funding is subject to a non-usage fee to the extent the aggregate principal amount available under the Citi Credit Facility has not been borrowed. Any amounts borrowed under the Citi Credit Facility along with any accrued and unpaid interest thereunder will mature, and will due and payable, in three years.

UBS Credit Facility

On April 7, 2015, the Company, through a wholly-owned, special-purpose, bankruptcy-remote subsidiary, Helvetica Funding, entered into a debt financing facility with UBS AG, London Branch (“UBS”), pursuant to which $150.0 million will be made available to the Company to fund investments in new securities and for other general corporate purposes (the “UBS Credit Facility”). The UBS Credit Facility was subsequently amended on July 10, 2015 to increase the amount of debt available to the Company under the facility from $150.0 million to $210.0 million. On June 6, 2016, the USB credit facility was again amended to increase the amount of debt available from $210.0 million to $232.5 million. In addition, the amended facility increased the applicable spread over a three-month LIBOR from 3.90% to 4.05% per annum for the relevant period and increased the permissible percentage of second lien loans from 60% to 70%. Pricing under the transaction is based on three-month LIBOR plus a spread of 4.05% per annum for the relevant period.

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
For the period ended September 30, 2016
(Unaudited)

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

The weighted average annualized interest cost for all borrowings for the nine months ended September 30, 2016 and
September 30, 2015 was 3.49% and 2.72%, respectively. The average daily debt outstanding for the nine months ended September 30, 2016 and September 30, 2015 was $883.6 million and $708.4 million, respectively. The maximum debt outstanding for the nine months ended September 30, 2016 and September 30, 2015 was $945.0 million and $942.2 million, respectively.

The following table represents borrowings by credit facility, as of September 30, 2016:

	Level	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Balance Sheet
Wells Fargo Credit Facility	3	5/29/2020	$400,000	$238,152	$(3,156)	$234,996
Citi Credit Facility	3	6/27/2018	400,000	286,003	(1,283)	284,720
UBS Credit Facility	3	4/7/2018	232,500	232,500	(597)	231,903
Subtotal			$1,032,500	$756,655	$(5,036)	$751,619

Unsecured Notes	3	9/1/2020	$100,000	$98,763	$(492)	$98,271
Totals			$1,132,500	$855,418	$(5,528)	$849,890

The following table represents borrowings by credit facility, as of December 31, 2015:

	Level	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Balance Sheet
Wells Fargo Credit Facility	3	5/29/2020	$400,000	$263,087	$(4,020)	$259,067
Deutsche Bank Credit Facility	3	2/21/2017	60,000	—	(380)	(380)
Citi Credit Facility	3	6/27/2016	400,000	270,625	(1,984)	268,641
UBS Credit Facility	3	4/7/2018	210,000	210,000	(560)	209,440
Subtotal			$1,070,000	$743,712	$(6,944)	$736,768

Unsecured Notes	3	9/1/2020	$100,000	$98,526	$(586)	$97,940
Totals			$1,170,000	$842,238	$(7,530)	$834,708

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2016
(Unaudited)

The following table represents borrowings by credit facility for the three and nine months ended September 30, 2016:

	Three months ended September 30, 2016				Nine months ended September 30, 2016
	Interest Rate	Non-Usage Rate	Interest Expense	Non-Usage Fees (5)	Interest Rate	Non-Usage Rate	Interest Expense	Non-Usage Fees (5)
Wells Fargo Credit Facility	(1)	(2)	$2,038	$340	(1)	(2)	$5,909	$926
Deutsche Bank Credit Facility	L+4.25%	(3) (4)	—	125	L+4.25%	(3) (4)	679	295
Citi Credit Facility	L+1.70%	0.50%	1,813	24	L+1.70%	0.50%	5,027	447
UBS Credit Facility	L+4.05%	n/a	2,781	—	L+4.05%	n/a	7,652	38
Subtotal			$6,632	$489			$19,267	$1,706

Unsecured Notes	6.00%	n/a	$1,513	n/a	6.00%	n/a	$4,704	n/a
Totals			$8,145	$489			$23,971	$1,706
_________________
(1) Interest rate is priced at one month's LIBOR with no LIBOR floor, plus a spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of loans owned.
(2) The non-usage fee per annum for the first nine months is 0.50%; thereafter, 0.50% for the first 20% of the unused balance and 2.0% for the unused balance that exceeds 20%.
(3) The undrawn rate is 0.75%. The Facility is subject to minimum utilization of 82.5% of the loan amount measured quarterly. If the utilized portion of the loan amount is less than the foregoing, such thresholds shall bear interest at LIBOR + 4.25%.
(4) On June 30, 2016, the Deutsche Bank Credit Facility was repaid and terminated.
(5) Includes custody fees.

The following table represents borrowings by credit facility for the three and nine months ended September 30, 2015:

	Three months ended September 30, 2015				Nine months ended September 30, 2015
	Interest Rate	Non-Usage Rate	Interest Expense	Non-Usage Fees (4)	Interest Rate	Non-Usage Rate	Interest Expense	Non-Usage Fees (4)
Wells Fargo Credit Facility	(1)	(2)	$1,897	$169	(1)	(2)	$5,238	$349
Deutsche Bank Credit Facility	L+4.25%	(3)	431	48	L+4.25%	(3)	1,256	150
Citi Credit Facility	L+1.70%	0.50%	1,372	180	L+1.70%	0.50%	3,985	532
UBS Credit Facility	L+3.90%	n/a	2,175	17	L+3.90%	n/a	3,652	48
Subtotal			$5,875	$414			$14,131	$1,079

Unsecured Notes	n/a	n/a	$543	n/a	n/a	n/a	$543	n/a
Totals			$6,418	$414			$14,674	$1,079
_________________
(1) Interest rate is priced at one month's LIBOR with no LIBOR floor, plus a spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of loans owned.
(2) The non-usage fee per annum for the first nine months is 0.50%; thereafter, 0.50% for the first 20% of the unused balance and 2.0% for the unused balance that exceeds 20%.
(3) The undrawn rate is 0.75%. The Facility is subject to minimum utilization of 82.5% of the loan amount measured quarterly. If the utilized portion of the loan amount is less than the foregoing, such thresholds shall bear interest at LIBOR + 4.25%.
(4) Includes custody fees.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2016
(Unaudited)

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates and accounts payable approximate their carrying value on the accompanying statements of assets and liabilities due to their short-term nature. The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount at September 30, 2016	Fair Value at September 30, 2016
Wells Fargo Credit Facility	3	$238,152	$238,152
Citi Credit Facility	3	286,003	286,003
UBS Credit Facility	3	232,500	232,500
Unsecured Notes	3	98,763	98,763
		$855,418	$855,418

	Level	Carrying Amount at December 31, 2015	Fair Value at December 31, 2015
Wells Fargo Credit Facility	3	$263,087	$263,087
Deutsche Bank Credit Facility	3	—	—
Citi Credit Facility	3	270,625	270,625
UBS Credit Facility	3	210,000	210,000
Unsecured Notes	3	98,526	98,526
		$842,238	$842,238

Note 6 — Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2016, the Company had unfunded commitments on delayed draw term loans of $29.5 million, unfunded commitments on revolver term loans of $21.5 million, unfunded incremental term loans of $1.6 million and unfunded equity capital commitments of $10.7 million. As of December 31, 2015, the Company had unfunded commitments on delayed draw term loans of $48.7 million, unfunded commitments on revolver term loans of $18.9 million and unfunded equity capital commitments of $11.8 million. The unfunded commitments are disclosed in the Company's Consolidated Schedule of Investments. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.

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
For the period ended September 30, 2016
(Unaudited)

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

Note 8 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No. 333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through September 30, 2016, the Company sold 180.9 million shares of common stock for gross proceeds of $2.0 billion, including shares purchased by the Sponsor and shares issued under the DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company is no longer issuing new shares except for DRIP shares. As of September 30, 2016, the Company had repurchased an aggregate of 5.8 million shares of common stock for payments of $55.8 million.

The following table reflects the common stock activity for the nine months ended September 30, 2016:

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	4,824,224	42,951
Share Repurchases	(3,061,405)	(28,195)
	1,762,819	$14,756

The following table reflects the common stock activity for the nine months ended September 30, 2015:

	Shares	Value
Shares Sold	16,591,016	$183,612
Shares Issued through DRIP	5,200,543	52,328
Share Repurchases	(1,333,182)	(13,639)
	20,458,377	$222,301

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2016
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

In light of the announced proposed strategic sale of the Adviser to a subsidiary of Benefit Street, the Company announced on July 26, 2016 that it had amended and extended its previously announced tender offer to acquire up to 8,610,409 shares of the Company’s common stock at a purchase price equal to $8.86 per share, which represented the Company’s net asset

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2016
(Unaudited)

value per share at March 31, 2016. The tender offer was due to expire at 11:59 pm, Eastern Time, on July 27, 2016. The Company’s board of directors approved amending the tender offer to: (i) increase the offer to purchase from up to 8,610,409 to up to 17,220,818, which represents 10.0% of the weighted average number of the Company’s shares of common stock outstanding as of December 31, 2015, at a price equal to the Company’s net asset value per share as of September 30, 2016; and (ii) extend the duration of the tender offer to December 31, 2016. In addition, the Company’s board of directors amended the Company’s share repurchase program, solely with respect to 2016, to permit an annual tender offer, instead of two semi-annual tender offers. All other provisions of the share repurchase program will continue to apply, including limiting the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, and limiting funding for repurchases in any redemption period to proceeds received during that same period through the sale of common stock under the Company’s distribution reinvestment plan.

The Company’s board of directors approved the amendments and extension of the tender offer and the amendment to the share repurchase program in light of the announced proposed strategic sale of BDCA Adviser to Benefit Street and the required approval of both a special committee, which is comprised of the independent directors of the Company’s board of directors, and the Company’s stockholders. None of the shares of the Company’s common stock previously tendered under the original tender offer were purchased and, as a result of the amendment and extension of the tender offer, all of such shares will remain pending acceptance by the Company until the expiration of the offer on December 31, 2016 unless withdrawn by a stockholder prior to such date. Any stockholder who has previously tendered shares may withdraw his/her shares at any time prior to the expiration of the offer (including any extension period) by submitting a Notice of Withdrawal to the Company. The withdrawal process is outlined in Amendment No.1 to the Company’s Schedule TO filed with the SEC on July 26, 2016.

Through September 30, 2016, the Company had repurchased an aggregate of 5.8 million shares of common stock for payments of $55.8 million. As of December 31, 2015, the Company had repurchased 2.7 million shares of common stock for payments of $27.6 million. Amounts include additional shares tendered for death and disability as permitted.

Note 10 — Net Increase in Net Assets

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of September 30, 2016 and December 31, 2015.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the three and nine months ended September 30, 2016 and September 30, 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Basic and diluted
Net increase (decrease) in net assets from operations	$(6,747)	$(19,317)	$48,485	$12,873
Weighted average common shares outstanding	180,277,765	177,618,986	179,345,395	170,007,622
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$(0.04)	$(0.11)	$0.27	$0.08

The table below shows changes in our offering price and distribution rates since the commencement of the Company's public offering.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2016
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

Note 11 — Distributions

The Company’s board of directors has authorized, and the Company has declared cash distributions payable on a monthly basis to stockholders of record on each day since it commenced operations. Since November 2013, the distribution rate has been $0.002378082 per day, which is equivalent to $0.868 per annum, per share of common stock. In March 2016, the Company’s board of directors ratified the existing distribution amount equivalent to $0.868 per annum, and, for calendar year 2016, affirmed a change to the daily distribution amount to $0.002371585 per day per share of common stock, effective January 1, 2016, to accurately reflect that 2016 is a leap year.

The amount of each such distribution will be subject to the discretion of the board of directors and applicable legal restrictions related to the payment of distributions. The Company will calculate each stockholder’s specific distribution amount for the month using record and declaration dates and accrue distributions on the date the Company accepts a subscription for shares of the Company’s common stock. The distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.

From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO and Follow-on. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of September 30, 2016, the Company had accrued $12.9 million in stockholder distributions that were unpaid. As of December 31, 2015, the Company had accrued $13.2 million in stockholder distributions that were unpaid.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2016
(Unaudited)

The following table reflects the cash distributions per share that we have paid on our common stock since January 2015:

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2015:
January 31, 2015	February 4, 2015	$0.07	$5,948	$5,797	$11,745
February 28, 2015	March 2, 2015	0.07	5,520	5,236	10,756
March 31, 2015	April 1, 2015	0.07	6,265	5,898	12,163
April 30, 2015	May 1, 2015	0.07	6,242	5,849	12,091
May 29, 2015	June 1, 2015	0.07	6,680	5,905	12,585
June 30, 2015	July 1, 2015	0.07	6,485	5,735	12,220
July 31, 2015	August 3, 2015	0.07	6,976	6,126	13,102
August 31, 2015	September 1, 2015	0.07	7,053	6,049	13,102
September 30, 2015	October 1, 2015	0.07	6,870	5,835	12,705
October 31, 2015	November 2, 2015	0.07	7,140	6,030	13,170
November 30, 2015	December 1, 2015	0.07	6,932	5,835	12,767
December 31, 2015	January 4, 2016	0.07	7,224	5,989	13,213
			$79,335	$70,284	$149,619
2016:
January 31, 2016	February 3, 2016	$0.07	$8,922	$4,298	$13,220
February 28, 2016	March 1, 2016	0.07	7,014	5,333	12,347
March 31, 2016	April 1, 2016	0.07	7,363	5,718	13,081
April 30, 2016	May 2, 2016	0.07	12,708	(2)	12,706
May 31, 2016	June 2, 2016	0.07	7,582	5,539	13,121
June 30, 2016	July 1, 2016	0.07	7,438	5,304	12,742
July 31, 2016	August 1, 2016	0.07	7,789	5,421	13,210
August 31, 2016	September 1, 2016	0.07	7,908	5,351	13,259
September 30, 2016	October 3, 2016	0.07	7,743	5,129	12,872
			$74,467	$42,091	$116,558
			$153,802	$112,375	$266,177

The following table reflects the stock distributions per share that the Company declared on its common stock to date:

Date Declared	Record Date	Payment Date	Per Share	Distribution Percentage	Shares Issued
March 29, 2012	May 1, 2012	May 2, 2012	$0.05	0.49%	25,709

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
For the period ended September 30, 2016
(Unaudited)

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

As of September 30, 2016, the Company had a deferred tax asset of $5.3 million and a deferred tax liability of $3.9 million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $5.3 million. As of December 31, 2015, the Company had a deferred asset of $2.1 million and a deferred liability of $3.0 million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $2.1 million.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2016
(Unaudited)

Note 13 — Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2016 and September 30, 2015:

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2016	2015
Per share data:
Net asset value, beginning of period	$8.97	$9.74

Results of operations (1) Net investment income	0.52	0.57
Net realized and unrealized appreciation (depreciation) on investments, net of deferred taxes	(0.25)	(0.49)
Net increase in net assets resulting from operations	0.27	0.08

Stockholder distributions (2) Distributions from net investment income	(0.52)	(0.65)
Return of capital	(0.13)	—
Net decrease in net assets resulting from stockholder distributions	(0.65)	(0.65)

Capital share transactions Issuance of common stock (3)	(0.01)	0.14
Repurchases of common stock	—	(0.08)
Offering costs	—	(0.01)
Net increase (decrease) in net assets resulting from capital share transactions	(0.01)	0.05
Net asset value, end of period	$8.58	$9.22
Shares outstanding at end of period	180,904,847	177,992,416
Total return (5)	3.03%	1.02%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$1,555,885	$1,642,135
Ratio of net investment income to average net assets (4)(7)(8)	8.14%	8.04%
Ratio of total expenses to average net assets (4)(7)(8)	6.67%	5.07%
Portfolio turnover rate (6)	16.70%	28.14%
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

(4)
For the nine months ended September 30, 2015, excluding the expense waiver and reimbursement, the ratio of net investment income and total expenses to average net assets is 7.75% and 5.37%, respectively.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2016
(Unaudited)

Note 14 – Schedules of Investments and Advances to Affiliates

The following table presents the Schedule of Investments and Advances to Affiliates as of September 30, 2016:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2015	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (5)	Fair Value at September 30, 2016
Control Investments
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.)	Senior Secured First Lien Debt	$719	$29,731	$8,933	$—	$—	$(9,723)	$28,941
Capstone Nutrition Common Stock (fka Integrity Nutraceuticals, Inc.)	Equity/Other	—	—	—	—	—	—	—
Capstone Nutrition Class B and C Common Stock (fka Integrity Nutraceuticals, Inc.)	Equity/Other	—	—	—	—	—	—	—
Kahala Ireland OpCo Designated Activity Company (3)	Senior Secured First Lien Debt	16,392	170,281	5,769	(26,700)	—	—	149,350
Kahala Ireland OpCo Designated Activity Company - Common Equity (3)	Equity/Other	—	29,428	—	—	—	(14,638)	14,790
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (3)	Equity/Other	—	3,250	—	(166)	—	166	3,250
Kahala US OpCo LLC	Senior Secured First Lien Debt	265	2,604	86	—	—	—	2,690
Kahala US OpCo LLC - Class A Preferred Units	Equity/Other	1	4,136	—	(250)	—	2,614	6,500
Park Ave RE Holdings, LLC (2)	Subordinated Debt	3,515	35,192	2,000	—	—	—	37,192
Park Ave RE Holdings, LLC (2) - Common Shares	Equity/Other	—	8,115	—	(420)	—	110	7,805
Park Ave RE Holdings, LLC (2) - Preferred Shares	Equity/Other	1,537	23,645	—	—	—	—	23,645
Total Control Investments		$22,429	$306,382	$16,788	$(27,536)	$—	$(21,471)	$274,163

Affiliate Investments
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	$1,569	$19,169	$—	$(4,010)	$—	$1,149	$16,308
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	1,195	11,114	—	(3,338)	—	(280)	7,496
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	918	12,216	—	(4,182)	—	1,582	9,616
Danish CRJ LTD.	Senior Secured First Lien Debt	—	20	—	(13)	—	(7)	—
Danish CRJ LTD.	Equity/Other	—	1,034	—	—	—	(380)	654
Fifth Street Senior Loan Fund LLC 2015-1A Class F	Collateralized Securities	663	8,523	121	—	—	(33)	8,611
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes	Collateralized Securities	2,009	23,566	—	(3,612)	—	1,738	21,692
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	1,051	16,112	—	(3,302)	—	2,535	15,345
MidOcean Credit CLO II, LLC	Collateralized Securities	2,160	23,603	—	(3,501)	—	3,093	23,195
MidOcean Credit CLO III, LLC	Collateralized Securities	2,830	23,748	—	(3,894)	—	4,251	24,105
MidOcean Credit CLO IV, LLC	Collateralized Securities	1,957	14,212	—	(1,905)	—	3,014	15,321
NMFC Senior Loan Program I, LLC	Equity/Other	5,800	45,994	—	—	—	333	46,327
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	3,485	24,461	—	(2,885)	—	3,047	24,623
Ocean Trails CLO V, LTD.	Collateralized Securities	2,999	25,957	—	(2,570)	—	3,332	26,719

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2016
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2015	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (5)	Fair Value at September 30, 2016
OFSI Fund VI, Ltd. Subordinated Notes	Collateralized Securities	1,846	20,205	—	(4,344)	—	1,349	17,210
PennantPark Credit Opportunities Fund II, LP	Equity/Other	484	9,082	—	(1,614)	180	(542)	7,106
Related Fee Agreements (4)	Collateralized Securities	1,130	11,679	—	(1,610)	—	(302)	9,767
South Grand MM CLO I, LLC	Equity/Other	1,618	29,155	—	—	—	(417)	28,738
Silver Spring CLO, Ltd.	Collateralized Securities	(91)	12,269	—	(2,441)	—	(1,446)	8,382
THL Credit Greenway Fund II LLC	Equity/Other	740	16,910	—	(2,854)	—	(1,019)	13,037
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	1,573	13,955	—	(4,289)	—	1,112	10,778
Total Affiliate Investments		$33,936	$362,984	$121	$(50,364)	$180	$22,109	$335,030
Total Control & Affiliate Investments		$56,365	$669,366	$16,909	$(77,900)	$180	$638	$609,193
______________________________________________________

(1)	The principal amount and ownership detail are shown in the consolidated schedules of investments.

(2)
This investment is deemed significant under the SEC Rule 4-08(g). As of September 30, 2016, Park Ave RE Holdings LLC had total assets and liabilities of approximately $136.8 million and $110.5 million, respectively. Total revenue and net income for the nine months ended September 30, 2016 were approximately $10.0 million and $1.4 million, respectively.

(3)
This investment is deemed significant under the SEC Rules 3-09 and 4-08(g). As of September 30, 2016, Kahala Ireland OpCo Designated Activity Company had total assets and liabilities of approximately $473.8 million and $471.8 million, respectively. Total revenue and net income for the nine months ended September 30, 2016 were approximately $76.1 million and $4.6 million, respectively.

(4)	Not all Related Fee Agreements shown on the Consolidated Schedules of Investments are Affiliated Investments.

(5)	Gross of deferred taxes.

In addition, the Company has determined that it must include audited financial statements of Kahala Ireland OpCo Limited because it is a controlled investment and is required to do so under Rule 3-09. The audited financial statements were attached to the Company's 2015 Annual Report on Form 10-K as Exhibit 99.1.

The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2015:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2014	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (3)	Fair Value at December 31, 2015
Control Investments
Integrity Nutraceuticals Inc.	Senior Secured First Lien Debt	$2,012	$29,150	$7,636	$(932)	$14	$(6,137)	$29,731
HIG Integrity Nutraceuticals	Equity/Other	—	—	—	—	—	—	—
Integrity Nutraceuticals	Equity/Other	—	—	—	—	—	—	—
Kahala US OpCo LLC	Senior Secured First Lien Debt	354	7,131	2,114	(6,641)	—	—	2,604
Kahala Ireland OpCo Limited	Senior Secured First Lien Debt	13,500	47,843	122,438	—	—	—	170,281
Kahala Ireland OpCo Limited - Common Equity	Equity/Other	—	5,275	—	—	—	24,153	29,428
Kahala Ireland OpCo Limited - Profit Participating Note	Equity/Other	—	1,625	1,625	(148)	—	148	3,250
Kahala US OpCo LLC	Equity/Other	—	7,500	—	(1,770)	(65)	(1,529)	4,136
Park Ave RE Holdings, LLC (2)	Subordinated Debt	2,585	6,107	29,085	—	—	—	35,192
Park Ave RE Holdings, LLC (2) - Common Shares	Equity/Other	—	5,551	595	(1,237)	—	3,206	8,115

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2016
(Unaudited)

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

(3)	Gross of deferred taxes.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2016
(Unaudited)

Note 15 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements except for the following:

DRIP Sales

From October 1, 2016 to November 1, 2016, the Company made distributions of $26.2 million. These distributions consisted of $15.8 million in cash and 1.2 million shares of common stock issued pursuant to the DRIP. Total gross proceeds from the issuance of shares pursuant to the DRIP were $10.4 million.

Entry into a Material Definitive Agreement

On July 19, 2016, American Realty Capital II Advisors, LLC, the parent of the Adviser, entered into a membership interest purchase agreement with a subsidiary of Benefit Street, pursuant to which Benefit Street acquired all of the outstanding limited liability company interests of the Adviser (the “Transaction”).

In connection with the Transaction, the Company entered into a New Advisory Agreement with the Adviser, effective as of November 1, 2016, to allow the Adviser to serve as investment adviser to the Company following the closing of the Transaction, which occurred on November 1, 2016. The New Advisory Agreement was approved by the Company’s stockholders at a special meeting on October 28, 2016.

The New Advisory Agreement may be terminated by either party on 60 days’ written notice. The New Advisory Agreement will continue in effect for an initial period of two years and thereafter will continue in effect from year to year if such continuance is approved at least annually by both (a) the vote of the Company’s board of directors or the vote of a majority of the Company’s outstanding voting securities and (b) the vote of a majority of the board of directors who are not interested persons (as defined in the 1940 Act). All material terms of the New Advisory Agreement, which will have an initial term of two (2) years, are substantially similar in all material respects to the Existing Advisory Agreement.

A more detailed description of the terms of the New Advisory Agreement was previously reported on the Company’s Definitive Proxy Statement filed with the Securities Exchange Commission on September 16, 2016.

Pursuant to an administration agreement, ARC Advisory, a wholly-owned subsidiary of AR Global Investments, LLC, previously furnished the Company with, among other things, office facilities, equipment, clerical, bookkeeping and record keeping services (the “ARC Administration Agreement”). In addition, ARC Advisory assisted the Company in determining and publishing its net asset value and the filing of its tax returns. In connection with the closing of the Transaction, the Company terminated the ARC Administration Agreement and entered into a new administration agreement with Benefit Street on November 1, 2016 (the “New Administration Agreement”). In connection with the New Administration Agreement, Benefit Street will provide the Company with office facilities and administrative services previously provided by ARC Advisory.

In connection with the closing of the Transaction on November 1, 2016, an affiliate of Benefit Street purchased $10.0 million of the Company’s common stock based on the Company’s net asset value per share in a private placement (the “Private Placement”) in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

On November 7, 2016, the Company issued approximately 1.2 million shares of the Company’s common stock as a result of the Private Placement.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include:

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

For an investment in an investment fund that does not have a readily determinable fair value, the Adviser measures the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of FASB ASC 946, as of our measurement date. The value of our total return swap agreement ("TRS") was primarily based on the increase or decrease in the value of the loans underlying the TRS, as determined by Citi based upon indicative pricing by an independent third-party pricing service.

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

Because there is not a readily available market value for most of the investments in our portfolio, we value substantially all of our portfolio investments at fair value as determined in good faith by our board of directors, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it.

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

On June 23, 2016, we, pursuant to an affirmative vote of stockholders at our 2016 Annual Meeting of Stockholders, entered into the Third Amended and Restated Advisory and Management Services Agreement (the “Existing Advisory Agreement”) between us and our investment adviser, BDCA Adviser, LLC (the “Adviser”). The Existing Advisory Agreement amends the manner in which the income incentive fee payable by us to the Adviser is earned and calculated. Specifically, under the Existing Advisory Agreement, the hurdle rate required for the Adviser to earn, and be paid, the income incentive fee is expressed as a percentage of our net assets rather than “Adjusted Capital” (as defined below), as it was previously calculated under the then-existing advisory and management services agreement (the “Prior Advisory Agreement”).

Under the Existing Advisory Agreement, the applicable percentages related to the incentive fee on income, including the hurdle rate, remain the same as those in the Prior Advisory Agreement. Accordingly, the incentive fee on income will be calculated and payable quarterly in arrears and equal 20.0% of pre-incentive fee net investment income for the immediately preceding quarter, subject to a hurdle rate, expressed as a rate of return on our net assets, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%.

The Prior Advisory Agreement defined “Adjusted Capital” to mean the amount of money received from sales of our common stock (including reinvested dividends) minus distributions paid to stockholders and amounts paid for share repurchases pursuant to our share repurchase program.

The second part of the incentive fee, referred to as the incentive fee on capital gains, is an incentive fee on capital gains earned on liquidated investments from the portfolio and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Existing Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which equals our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. Realized gains received from loans underlying the TRS we had with Citi were not included for purposes of evaluating the incentive fee on capital gains.

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

American Realty Capital II Advisors, LLC (the “Seller”), a Delaware limited liability company and a wholly owned subsidiary of AR Global, our Sponsor, informed us that on July 19, 2016, the Seller entered into a membership interest purchase agreement (the “Purchase Agreement”) with BSP Acquisition I, LLC, a Delaware limited liability company (the “Purchaser”), a subsidiary of Benefit Street Partners L.L.C., a Delaware limited liability company and the credit investment arm of Providence Equity Partners L.L.C. (“Benefit Street”). The Purchase Agreement provides, among other things, that the Seller would sell 100% of the issued and outstanding membership interests in the Adviser, a Delaware limited liability company and wholly owned subsidiary of the Seller, to the Purchaser.

If the transaction contemplated by the Purchase Agreement (the “Transaction”) is consummated, then it is expected to constitute an “assignment” (within the meaning of the 1940 Act) of the Existing Advisory Agreement. An assignment of the Existing Advisory Agreement would result in the termination of the Existing Advisory Agreement in accordance with its terms. A special committee comprised solely of our independent directors (the “Special Committee”) is responsible for the review and approval of the new investment advisory agreement with the Adviser (the "New Advisory Agreement") that would go into effect if the Transaction is completed, subject to approval by our stockholders as required by the 1940 Act (the “Stockholder Approval”). On August 12, 2016, our board of directors, including the members of the Special Committee, met in person and heard a further presentation from Benefit Street, discussed the Transaction and its possible effects on the Company, and evaluated the New Advisory Agreement. Senior officers of the Adviser and Benefit Street were present to answer questions from the board of directors. The board of directors, including all the members of the Special Committee, unanimously approved the New Advisory Agreement on August 12, 2016. See “Note 15 - Subsequent Events” for additional information regarding the closing of the Transaction, which occurred on November 1, 2016.

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

Portfolio and Investment Activity

During the nine months ended September 30, 2016, we made $376.2 million of investments in new and existing portfolio companies and had $462.4 million in aggregate amount of exits and repayments, resulting in net repayments of $86.2 million for the period. The portfolio composition by loan market at fair value consisted of 77.1% Middle Market (1), 3.8% Large Corporate (2), and 19.1% Other (3) investments. In addition, the total portfolio of debt investments at fair value consisted of 93.0% bearing variable interest rates and 7.0% bearing fixed interest rates.
______________
(1) Middle market represents companies whose annual revenues are between $10 million and $1 billion.
(2) Large corporate represents companies whose annual revenues are in excess of $1 billion.
(3) Other represents collateralized securities and equity investments.

Our portfolio composition, based on fair value at September 30, 2016 was as follows:

	September 30, 2016
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	64.8%	8.8%
Senior Secured Second Lien Debt	12.4	10.8
Subordinated Debt	3.7	13.4
Collateralized Securities (2)	10.9	13.6
Equity/Other	8.2	N/A
Total	100.0%	9.9%
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

The weighted average risk ratings of our investments based on fair value was 2.19 and 2.19 as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, we had six portfolio companies, which represented six portfolio investments, on non-accrual status. These investments had a total principal of $137.0 million and a total fair value of $56.6 million, which represented 5.4% and 2.6%, respectively, of our portfolio as of September 30, 2016. We are currently evaluating potential value recovery alternatives for these investments. As of December 31, 2015, we had three portfolio companies, which represented three portfolio investments, on non-accrual status. These investments had a total principal of $51.9 million and a total fair value of $33.0 million, which represented 2.0% and 1.4%, respectively, of our portfolio as of December 31, 2015.

RESULTS OF OPERATIONS

Operating results for the three and nine months ended September 30, 2016, and September 30, 2015 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Total investment income	$62,239	$51,974	$176,729	$157,530
Total expenses net of expense waivers	29,534	20,479	82,824	60,924
Income tax expense, including excise tax	1,140	—	1,140	—
Net investment (income) loss attributable to non-controlling interests	5	5	15	(6)
Net investment income	$31,560	$31,490	$92,750	$96,612

 Investment Income

For the three and nine months ended September 30, 2016, total investment income was $62.2 million and $176.7 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.3 billion and a weighted average current yield of 9.9%. For the three and nine months ended September 30, 2015, total investment income was $52.0 million and $157.5 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.1 billion and a weighted average current yield of 10.2%.

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2016 and September 30, 2015 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Management fees	$9,544	$9,425	$28,549	$26,462
Subordinated income incentive fees	7,890	—	14,769	10,144
Interest and credit facility financing expenses	9,168	7,565	27,944	17,422
Professional fees	1,745	1,972	4,978	5,310
Other general and administrative	627	1,177	5,188	4,229
Administrative services	203	270	656	679
Insurance	55	51	165	156
Directors fees	302	19	575	56
Operating expenses before expense waivers	29,534	20,479	82,824	64,458
Waiver of management and incentive fees	—	—	—	(3,534)
Total operating expenses net of expense waivers	$29,534	$20,479	$82,824	$60,924

For the three and nine months ended September 30, 2016, we incurred $9.5 million and $28.5 million, respectively, of management fees, of which the Adviser did not waive any such fees. For the three and nine months ended September 30, 2016, we incurred $7.9 million and $14.8 million, respectively, of incentive fees, of which the Adviser did not waive any such fees.

For the three and nine months ended September 30, 2015, we incurred $9.4 million and $26.5 million, respectively, of management fees, of which the Adviser did not waive any such fees. For the three and nine months ended September 30, 2015, we incurred zero and $10.1 million, respectively, of incentive fees, of which the Adviser waived zero and $3.5 million, respectively.

For the three and nine months ended September 30, 2016, we incurred interest and credit facility financing expenses of $9.2 million and $27.9 million, respectively. For the three and nine months ended September 30, 2015, we incurred interest and credit facility financing expenses of $7.6 million and $17.4 million, respectively. Interest and credit facility financing expenses are comprised of interest expense, non-usage fees, amortization of deferred financing costs and amortization of discount if applicable related to the Wells Fargo Credit Facility, Deutsche Bank Credit Facility, Citi Credit Facility, UBS Credit Facility and Unsecured Notes. The increase in interest and credit facility financing expenses for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 is a result of an increase in the weighted average interest rate as well as an increase in the average debt outstanding.

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay up to 100% of all of our operating expenses (“Expense Support Payment”) for any period beginning November 4, 2011, the date our prior registration statement on Form N-2 was declared effective and continuing until we and the Adviser mutually agree otherwise. The Expense Support Payments for any month shall be paid to us by the Adviser in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to the Adviser. For the nine months ended September 30, 2016 and 2015, no Expense Support Payments were made by our Adviser.

Net Realized Gain and Net Change in Unrealized Appreciation (Depreciation) on Investments (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net realized gain (loss) from investments
Control investments	$—	$—	$—	$(65)
Affiliate investments	—	27	180	227
Non-control/non-affiliate investments	1,289	1,322	3,513	3,146
Total net realized gain from investments	1,289	1,349	3,693	3,308
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	(20,373)	1,049	(22,369)	1,898
Affiliate investments	6,231	(28,245)	22,109	(58,063)
Non-control/non-affiliate investments	(26,066)	(25,013)	(48,994)	(30,836)
Total net change in unrealized depreciation on investments, net of deferred taxes	(40,208)	(52,209)	(49,254)	(87,001)
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	612	53	1,296	(46)
Net realized and unrealized loss on investments	$(38,307)	$(50,807)	$(44,265)	$(83,739)

Net realized and unrealized loss on investments, net of deferred taxes, resulted in a net loss of $(38.3) million and $(44.3) million, respectively, for the three and nine months ended September 30, 2016 compared to a net realized and unrealized loss of $(50.8) million and $(83.7) million, respectively for the same periods in 2015. We look at net realized gains and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.

The net realized and unrealized loss for the three and nine months ended September 30, 2016 was primarily driven by the unrealized depreciation on our Senior Secured First Lien Debt and Common Equity investments. The net realized and unrealized loss for the three and nine months ended September 30, 2015 was primarily driven by the unrealized depreciation of $(24.0) million and $(56.8) million, respectively, across the portfolio of Collateralized Securities investments. In total, we sold or repaid $462.4 million and $578.0 million, respectively, of assets during the nine months ended September 30, 2016 and September 30, 2015.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2016, we recorded a net increase (decrease) in net assets resulting from operations of $(6.7) million and $48.5 million, respectively, versus a net increase (decrease) in net assets resulting from operations of $(19.3) million and $12.9 million, respectively, for the three and nine months ended September 30, 2015. For the three months ended September 30, 2016 the decrease is primarily attributable to a net increase in unrealized depreciation in our investments, driven mostly by our Senior Secured First Lien Debt and Common Equity Investments. For the nine months ended September 30, 2016 the increase is primarily attributable to a net increase in unrealized appreciation in our investments, driven mostly by our Collateralized Securities. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2016 and 2015, our per share net increase (decrease) in net assets resulting from operations was $(0.04) and $0.27, respectively, for the three and nine months ended September 30, 2016, versus a net increase (decrease) in net assets resulting from operations of $(0.11) and $0.08, respectively, for the three and nine months ended September 30, 2015.

Cash Flows

For the nine months ended September 30, 2016, net cash provided by operating activities was $157.7 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows used in operating activities for the nine months ended September 30, 2016 was primarily due to $462.4 million in sales and repayments of investments, a net increase in unrealized depreciation of $48.4 million, a net increase in net assets of $48.5 million and an increase in unsettled purchases of $3.2 million, offset by cash used in operating activities for purchases of $376.2 million, an increase in unsettled sale proceeds of $15.1 million and payment-in-kind interest of $10.9 million.

Net cash used in financing activities of $91.4 million during the nine months ended September 30, 2016 primarily related to net proceeds from the Wells Fargo Credit Facility, Citi Credit Facility and the UBS Credit Facility of $12.9 million. These inflows were partially offset by payments of stockholder distributions of $73.9 million and repurchases of common stock of $28.2 million.

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

Recent Developments

DRIP Sales

From October 1, 2016 to November 1, 2016, we made distributions of $26.2 million. These distributions consisted of $15.8 million in cash and 1.2 million shares of common stock issued pursuant to the DRIP. Total gross proceeds from the issuance of shares pursuant to the DRIP were $10.4 million.

Entry into a Material Definitive Agreement

On July 19, 2016, American Realty Capital II Advisors, LLC, the parent of the Adviser, entered into a membership interest purchase agreement with a subsidiary of Benefit Street, pursuant to which Benefit Street acquired all of the outstanding limited liability company interests of the Adviser (the “Transaction”).

In connection with the Transaction, we entered into a New Advisory Agreement with the Adviser, effective as of November 1, 2016, to allow the Adviser to serve as investment adviser to us following the closing of the Transaction, which occurred on November 1, 2016. The New Advisory Agreement was approved by our stockholders at a special meeting on October 28, 2016.

The New Advisory Agreement may be terminated by either party on 60 days’ written notice. The New Advisory Advisory Agreement will continue in effect for an initial period of two years and thereafter will continue in effect from year to year if such continuance is approved at least annually by both (a) the vote of our board of directors or the vote of a majority of our outstanding voting securities and (b) the vote of a majority of the board of directors who are not interested persons (as defined in the 1940 Act). All material terms of the New Advisory Agreement, which will have an initial term of two (2) years, are substantially similar in all material respects to the Existing Advisory Agreement.

A more detailed description of the terms of the New Advisory Agreement was previously reported on our Definitive Proxy Statement filed with the Securities Exchange Commission on September 16, 2016.

Pursuant to an administration agreement, ARC Advisory, a wholly-owned subsidiary of AR Global Investments, LLC, previously furnished us with, among other things, office facilities, equipment, clerical, bookkeeping and record keeping services (the “ARC Administration Agreement”). In addition, ARC Advisory assisted us in determining and publishing its net asset value and the filing of its tax returns. In connection with the closing of the Transaction, we terminated the ARC Administration Agreement and entered into a new administration agreement with Benefit Street on November 1, 2016 (the “New Administration Agreement”). In connection with the New Administration Agreement, Benefit Street will provide us with office facilities and administrative services previously provided by ARC Advisory.

In connection with the closing of the Transaction on November 1, 2016, an affiliate of Benefit Street purchased $10.0 million of our common stock based on our net asset value per share in a private placement (the “Private Placement”) in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

On November 7, 2016, we issued approximately 1.2 million shares of our common stock as a result of the Private Placement.

Liquidity and Capital Resources

We generate cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our continuous public offering. The Registration Statement offering for sale up to $1.5 billion of shares of our common stock (150.0 million shares at an initial offering price of $10.00 per share) (the "Offering"), was declared effective on January 27, 2011. On July 1, 2014, our registration statement on Form N-2 (File No. 333-193241) for our follow-on offering (the "Follow-on") was declared effective by the SEC. Simultaneously with the effectiveness of the Follow-on, our IPO terminated. Under the Follow-on, we can offer up to 101,100,000 shares of its common stock. As of September 30, 2016, we had issued 180.9 million shares of our common stock for gross proceeds of $2.0 billion including shares issued to the Sponsor and shares issued under our distribution reinvestment plan ("DRIP").

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

We have entered into the Expense Support Agreement with our Adviser, whereby the Adviser may pay the Expense Support Payment for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The purpose of the Expense Support Agreement was to reduce our offering and operating expenses to ensure that we were able to bear a reasonable level of expense in relation to our investment income. The Expense Support Payment for any month shall be paid to us by the Adviser in cash and/or offset against amounts due from us to the Adviser. Operating expenses subject to this agreement include expenses as defined by U.S. GAAP, including, without limitation, advisory fees payable and interest on indebtedness for such period, if any. As of September 30, 2016, the Adviser had made cumulative payments to us for $1.0 million of expenses pursuant to the Expense Support Agreement and none of the cumulative total is eligible for reimbursement. During the nine months ended September 30, 2016, the Adviser made no payments to us for expenses pursuant to the Expense Support Agreement. See Note 4 - Related Party Transactions and Arrangements - Expense Support Agreement - in our consolidated financial statements included in this report for additional information on this arrangement, including Expense Payments made by our Adviser pursuant to the terms of this agreement and the ability of the Adviser to be reimbursed for Expense Payments made to us.

Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings, proceeds from the sale of investments and undistributed funds from operations.

However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to raise proceeds in our public offering will be dependent on a number of factors as well, including general market conditions for BDCs.

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

In light of the announced proposed strategic sale of the Adviser to a subsidiary of Benefit Street, we announced on July 26, 2016 that it had amended and extended its previously announced tender offer to acquire up to 8,610,409 shares of our common stock at a purchase price equal to $8.86 per share, which represented our net asset value per share at March 31, 2016. The tender offer was due to expire at 11:59 pm, Eastern Time, on July 27, 2016. Our board of directors approved amending the tender offer to: (i) increase the offer to purchase from up to 8,610,409 to up to 17,220,818, which represents 10.0% of the weighted average number of our shares of common stock outstanding as of December 31, 2015, at a price equal to our net asset value per share as of September 30, 2016; and (ii) extend the duration of the tender offer to December 31, 2016. In addition, our board of directors amended our share repurchase program, solely with respect to 2016, to permit an annual tender offer, instead of two semi-annual tender offers. All other provisions of the share repurchase program will continue to apply, including limiting the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, and limiting funding for repurchases in any redemption period to proceeds received during that same period through the sale of common stock under our distribution reinvestment plan.

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

Distributions

Our board of directors has authorized, and we have declared, cash distributions payable on a monthly basis to stockholders of record on each day since we commenced operations. Since November 2013, the distribution rate has been $0.002378082 per day, which is equivalent to $0.868 per annum, per share of common stock. In March 2016, our board of directors ratified the existing distribution amount equivalent to $0.868 per annum, and, for calendar year 2016, affirmed a change to the daily distribution amount to $0.002371585 per day per share of common stock, effective January 1, 2016, to accurately reflect that 2016 is a leap year.

The amount of each such distribution will be subject to the discretion of our board of directors and applicable legal restrictions related to the payment of distributions. We will calculate each stockholder’s specific distribution amount for the month using record and declaration dates and accrue distributions on the date we accept a subscription for shares of our common stock. The distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.

From time to time, we may also pay interim distributions at the discretion of our board of directors. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our IPO. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

The table below shows the components of the distributions we have declared and/or paid during the nine months ended September 30, 2016 and September 30, 2015. As of September 30, 2016, we had $12.9 million of distributions accrued and unpaid.

	For the Nine Months Ended September 30,
	2016	2015
Distributions declared	$116,558	$110,467
Distributions paid	$116,899	$109,349
Portion of distributions paid in cash	$73,948	$57,021
Portion of distributions paid in DRIP shares	$42,951	$52,328

We may fund our cash distributions to stockholders from any sources of funds available to us including expense payments from our Adviser that are subject to reimbursement to it as well as offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. Prior to June 30, 2012, a substantial portion of our distributions resulted from Expense Support Payments made by our Adviser that are subject to reimbursement by us within three years from the date such payment obligations were incurred. The purpose of this arrangement could be to avoid such distributions being characterized as returns of capital for U.S. GAAP or tax purposes. Despite this, we may still have distributions which could be characterized as a return of capital for tax purposes. You should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. You should also understand that our future reimbursements of such Expense Support Payments will reduce the distributions that you would otherwise receive. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. The Adviser has no obligation to make Expense Support Payments in future periods. No Expense Support Payments were made by our Adviser during the nine months ended September 30, 2016 or the nine months ended September 30, 2015.

The following table sets forth the distributions made during the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Nine Months Ended September 30,
	2016	2015
Monthly distributions	$116,558	$110,467
Total distributions	$116,558	$110,467

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

See Note 15 - Subsequent Events - for a discussion of our new administration agreement with Benefit Street.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at September 30, 2016:

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$238,152	$—	$—	$238,152	$—
Citi Credit Facility (2)	286,003	—	286,003	—	—
UBS Credit Facility (3)	232,500	—	232,500	—	—
Unsecured Notes (4)	98,763	—	—	98,763	—
Total contractual obligations	$855,418	$—	$518,503	$336,915	$—
______________

(1)	As of September 30, 2016, we had $161.8 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.

(2)	As of September 30, 2016, we had $114.0 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.

(3)	As of September 30, 2016, we had no unused borrowing capacity under the UBS Credit Facility.

(4)	As of September 30, 2016, we had no unused borrowing capacity under the Unsecured Notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of September 30, 2016, we had unfunded commitments on delayed draw term loans of $29.5 million, unfunded commitments on revolver term loans of $21.5 million, unfunded incremental term loans of $1.6 million and unfunded equity capital commitments of $10.7 million. As of December 31, 2015, we had unfunded commitments on delayed draw term loans of $48.7 million, unfunded commitments on revolver term loans of $18.9 million and unfunded equity capital commitments of $11.8 million. The unfunded commitments are disclosed in our consolidated schedule of investments. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments.

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

As of September 30, 2016, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 3.59% and fixed rate debt, bearing an interest rate of 6.00% with a total carrying value of $855.4 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points assuming that our current statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 25 Basis Points	0.98%
Base Interest Rate	—%
(+) 100 Basis Points	2.56%
(+) 200 Basis Points	6.46%

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2016, neither we nor our Adviser are defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1
Investment Advisory and Management Services Agreement dated November 1, 2016 by and between the Company and the Adviser (previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on November 2, 2016 and herein incorporated by reference).

10.2
Administration Agreement, dated as of November 1, 2016, between the Company and Benefit Street Partners L.L.C. (previously filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on November 2, 2016 and herein incorporated by reference).

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

11	Computation of Per Share Earnings (included in the notes to the unaudited consolidated financial statements contained in this report).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of November 2016.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
By: /s/ Richard J. Byrne Name: Richard J. Byrne Title: Chief Executive Officer, President and Chairman of the Board of Directors
* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	November 10, 2016
/s/ Corinne D. Pankovcin Corinne D. Pankovcin	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 10, 2016