Form 10-K
period 2016-12-31
Business Development Corp of America
filed 2017-03-16
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
There were 178,747,651 shares of the Registrant’s common stock outstanding as of March 15, 2017.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

PART I

ITEM 1. BUSINESS

GENERAL

Business Development Corporation of America (“BDCA,” or the “Company,” which may also be referred to as “we,” “us,” or “our”) is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually hereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

We were incorporated in Maryland in May 2010 and commenced our initial public offering (the “IPO”) on January 25, 2011. As of December 31, 2016, we had issued 189.6 million shares of common stock for gross proceeds of $2.0 billion including the shares issued under our distribution reinvestment plan (“DRIP”) and shares purchased by an affiliate of Benefit Street Partners L.L.C. (“BSP”). As of December 31, 2016, we had repurchased a cumulative 12.5 million shares of common stock through our share repurchase program for payments of $113.4 million.

Effective November 1, 2016, we are externally managed by our investment adviser, BDCA Adviser, LLC (“BDCA Adviser” or the “Adviser”), a subsidiary of BSP, a leading credit-focused alternative asset management firm with approximately $20 billion of assets under management as of February 28, 2017. In addition, BSP provides us with administrative services under an administration agreement (“Administration Agreement”) with the Company. We believe we benefit from the significant investment platform, personnel, scale and resources of our Adviser and BSP. Our investment activities are managed by the Adviser, and supervised by our board of directors, a majority of whom are independent of the Adviser and its affiliates. As a BDC, we are required to comply with certain regulatory requirements. See “Regulation” for discussion of BDC regulation and other regulatory considerations.

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $10 million to $100 million, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of December 31, 2016, 79.0% of our portfolio was invested in senior secured loans.

Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. We may also invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles (“Collateralized Securities”). For a discussion of the risks inherent in our portfolio investments, please see the discussion under Part I, Item 1A. “Risk Factors”.
We intend to co-invest, subject to the conditions included in the exemptive order we received from the U.S. Securities and Exchange Commission (the “SEC”), with certain of our affiliates. See “Material Conflicts of Interests” below. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.
As a BDC, we are generally required to invest at least 70% of our total assets primarily in securities of private and certain U.S. public companies (other than certain financial institutions), cash, cash equivalents and U.S. government securities and other high quality debt investments that mature in one year or less.
We are permitted to borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage for up to one half of our assets). We have used, and expect to continue to use, our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio and proceeds from private securities offerings to finance our investment objectives. See “Regulation” for discussion of BDC regulation and other regulatory considerations.

ABOUT OUR ADVISER AND BSP

BDCA Adviser is the investment adviser of BDCA. BDCA Adviser, a Delaware limited liability company, is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). BDCA Adviser is a subsidiary of BSP, which is also registered as an investment adviser under the Advisers Act.

BSP is a leading credit-focused alternative asset management firm with over $20 billion in assets under management. Established in 2008, the BSP platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private/opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass BSP’s robust platform. BSP has approximately 150 employees with over 90 investment professionals. BSP is in partnership with Providence Equity Partners L.L.C., a leading global private equity firm with a combined $50 billion in assets under management.

Our investment committee consists of Thomas Gahan, Chief Executive Officer of BSP, Michael Paasche, Senior Managing Director of BSP, and Blair D. Faulstich, Head of Private Debt Originations of BSP, each with over 20 years of experience in the financial services industry and substantial experience in originating, underwriting and structuring credit investments.

MARKET OPPORTUNITY

We believe that there exists a unique opportunity for BDCs with experience in investing in middle market companies. In our view, middle market companies provide attractive current yields and significant downside protection.

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

BUSINESS STRATEGY

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in first and second lien senior secured debt investments and mezzanine debt issued by middle market companies. We have adopted the following business strategy to achieve our investment objectives:

•
Utilize the experience and expertise of the principals of our Adviser and BSP. Certain principals of our Adviser and BSP have a broad network of contacts with financial sponsors, commercial and investment banks and leaders within a number of industries that we believe will produce significant proprietary investment opportunities outside the normal banking auction process.

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

DEAL ORIGINATION

Our Adviser and BSP have extensive relationships with private equity firms, competing lenders, loan syndication and trading desks, management teams, investment bankers, and other persons who we believe will continue to provide us with significant investment opportunities. We believe these relationships provide us with competitive advantages over other BDCs.

From time to time, we may receive referrals for new prospective investments from our portfolio companies as well as other participants in the capital markets.

INVESTMENT SELECTION

We strive to structure our debt investments with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our expectations for total returns on investments. We seek to structure our debt investments so that they often are collateralized by a first or second lien on the assets of the portfolio company. We seek to tailor the terms of our debt investments to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. A substantial source of our return is monthly or quarterly cash interest that we collect on our debt investments.

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

•
Ability to exert meaningful influence. We target investment opportunities in which we will be the lead investor where we can add value through active participation. Our focus is often on first lien investments.

•
Experienced management team. We will require that our portfolio companies have an experienced management team. We also seek to invest in companies that have a strong equity incentive program in place that properly aligns the interests of management with such company's investors.

•	Strong franchises and sustainable competitive advantages. We seek to invest in companies with proven products and/ or services and strong regional or national operations.

•	Diverse customer bases and product offerings. We seek to invest in companies with diverse customer bases and product offerings.

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

The weighted average risk ratings of our investments based on amortized cost were 2.18 and 2.19 as of December 31, 2016 and December 31, 2015, respectively. As of December 31, 2016, we had six portfolio companies, which represented eight portfolio investments, on non-accrual status with a total principal amount of $136.2 million, amortized cost of $127.6 million, and fair value of $51.2 million, which represented 5.0%, 5.1% and 2.1% of the investment portfolio total principal, amortized cost and fair value, respectively. We are currently evaluating potential value recovery alternatives for these investments. As of December 31, 2015, we had three portfolio companies, which represented three portfolio investments, on non-accrual status with a total principal amount of $51.9 million, amortized cost of $51.2 million, and fair value of $33.0 million which represented 2.0%, 2.1% and 1.4% of the investment portfolio total principal, amortized cost and fair value, respectively.

DETERMINATION OF NET ASSET VALUE

The Adviser, acting pursuant to delegated authority from, and under the oversight of our board of directors, assists the board of directors in its determination of the NAV of our investment portfolio each quarter. Securities that are publicly-traded are valued at the reported closing price on the valuation date. Securities that are not publicly-traded are valued at fair value as determined in good faith by our board of directors. In connection with that determination, our Adviser facilitates the preparation, through the use of independent valuation firms, portfolio company valuations using relevant inputs, including but not limited to indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance which clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The guidance defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•	Each portfolio company or investment will be valued by the Adviser, with assistance from one or more independent valuation firms engaged by our board of directors;

•	The independent valuation firm(s) will conduct independent appraisals and make an independent assessment of the value of each investment; and

•	Our board of directors determines the fair value of each investment, in good faith, based on the input of our Adviser, independent valuation firm and the board of directors.

Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on our consolidated financial statements. Below is a description of factors that our board of directors may consider when valuing our debt and equity investments.

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

DETERMINATIONS IN CONNECTION WITH OFFERINGS

Although we are no longer offering shares of our common stock in a continuous offering, we may, from time to time, elect to issue shares of our common stock in private placements. We are prohibited under the 1940 Act from selling our shares of common stock at a public offering price, after deducting selling commissions and dealer manager fees, that is below our net asset value per share unless we obtain stockholder approval. In connection with any issuance of our common stock, our board of directors or a committee thereof will review the then current public offering price per share, if available, against the current estimated net asset value per share to ensure that we are not selling shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, was below our net asset value per share. If shares are to be sold at a price below our net asset value per share, then a majority of our directors who have no financial interest in the sale and a majority of such directors who are not interested persons of the Company have determined that any such sale would be in our best interests and those of our stockholders.

In reviewing our offering price in connection with any closing, the board of directors or a committee thereof will consider the following factors, among others, in making such determination:

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

Wells Fargo Credit Facility

On July 24, 2012, we, through a wholly-owned special purpose financing subsidiary, BDCA Funding I, LLC (“Funding I”), entered into the Credit Facility with Wells Fargo and U.S. Bank National Association, as collateral agent, account bank and collateral custodian (the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility, which was subsequently amended on April 26, 2013, September 9, 2013, June 30, 2014, May 29, 2015 and November 4, 2015, provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, with a maturity of May 29, 2020.

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

Borrowings under the Wells Fargo Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I's portfolio. As of

December 31, 2016, we were in compliance with regards to the Wells Fargo Credit Facility covenants. The Wells Fargo Credit Facility may be prepaid in whole or in part, subject to customary breakage costs.

The Wells Fargo Credit Facility contains customary default provisions for facilities of this type pursuant to which Wells Fargo may terminate our rights, obligations, power and authority, in its capacity as servicer of the portfolio assets under the Wells Fargo Credit Facility, including, but not limited to, non-performance of the Wells Fargo Credit Facility obligations, insolvency, defaults of certain financial covenants and other events with respect to us that may be adverse to Wells Fargo and the secured parties under the Wells Fargo Credit Facility.

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

As of December 31, 2016, we had $298.2 million outstanding under the Wells Fargo Credit Facility.

Deutsche Bank Credit Facility

On February 21, 2014, we, through a wholly-owned, consolidated special purpose financing subsidiary, BDCA 2L Funding I, LLC (“2L Funding I”), entered into the a credit facility with Deutsche Bank (the “Deutsche Bank Credit Facility”) as lender and as administrative agent and U.S. Bank as collateral agent and collateral custodian. The Deutsche Bank Credit Facility was amended on February 19, 2016 and was terminated in accordance with its terms on June 3, 2016.

The Deutsche Bank Credit Facility provided for borrowings in an aggregate principal amount of up to $60.0 million with a term of 36 months. The Deutsche Bank Credit Facility was priced at LIBOR plus 4.25%, with no LIBOR floor. Prior to its termination, the Deutsche Bank Credit Facility was subject to a minimum utilization of 82.5% of the loan amount thereafter, measured quarterly. If the utilized portion of the loan amount was less than the foregoing thresholds, such shortfalls bore interest at LIBOR plus 4.25%. The Deutsche Bank Credit Facility provided for monthly interest payments for each drawn loan. 2L Funding I paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Deutsche Bank Credit Facility.

Citi Credit Facility

On June 27, 2014, we, through a wholly-owned, special purpose financing subsidiary, BDCA-CB Funding, LLC (“CB Funding”), entered into a credit facility with Citi (the “Citi Credit Facility”) as administrative agent and U.S. Bank as collateral agent, account bank and collateral custodian. The Citi Credit Facility, which was subsequently amended on October 14, 2015, provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility. The Citi Credit Facility has a maturity date of June 27, 2018.

The Citi Credit Facility is priced at LIBOR, with no LIBOR floor, plus a spread of 1.70% per annum for the first twenty four months and 2.00% per annum thereafter. Interest is payable quarterly in arrears. CB Funding is subject to a non- usage fee to the extent the aggregate principal amount available under the Citi Credit Facility has not been borrowed. Any amounts borrowed under the Citi Credit Facility along with any accrued and unpaid interest thereunder will mature, and will be due and payable, in three years.

Borrowings of CB Funding will be considered our borrowings for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies.

The obligations of CB Funding under the Citi Credit Facility are non-recourse to us.

As of December 31, 2016, we had $286.0 million outstanding under the Citi Credit Facility.

UBS Credit Facility

On April 7, 2015, we, through a wholly-owned, special-purpose, bankruptcy-remote subsidiary, BDCA Helvetica Funding, Ltd. (“Helvetica Funding”) entered into a debt financing facility with UBS AG, London Branch (the “UBS Credit Facility”). Pursuant to the UBS Credit Facility, which was amended on July 10, 2015 and June 6, 2016, we have access to up to $232.5 million in available debt available to fund investments in new securities and for other general corporate purposes. The UBS Credit Facility has a maturity date of April 7, 2018. Pricing under the transaction is based on three-month LIBOR plus a spread of 4.05% per annum for the relevant period.

As of December 31, 2016, we had $232.5 million outstanding under the UBS Credit Facility.

Unsecured Notes

On August 26, 2015, we entered into a purchase agreement with the initial purchasers, relating to our sale of $100.0 million aggregate principal amount of its 6.00% fixed rate senior notes due 2020 to the initial purchasers in a private placement in reliance on Section 4(a)(2) of the Securities Act and for initial resale by the initial purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act (the “Unsecured Notes”). We relied upon these exemptions from registration based in part on representations made by the initial purchasers. The purchase agreement includes customary representations, warranties and covenants by us. Under the terms of the purchase agreement, we have agreed to indemnify the initial purchasers against certain liabilities under the Securities Act. The Unsecured Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The net proceeds from the sale of the Unsecured Notes were approximately $97.9 million, after deducting initial purchasers’ discounts and commissions of approximately $1.6 million payable by us and estimated offering expenses of approximately $0.5 million payable by us.

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

The Indenture contains certain covenants, including covenants requiring us to: (i) comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act as in effect immediately prior to the issuance of the Unsecured Notes, whether or not we are subject to such provisions; (ii) provide financial information to the holders of the Unsecured Notes and the trustee if we are no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended; and (iii) maintain total unencumbered assets, as defined in the Indenture, of at least 175% of the aggregate principal amount of all of our and the our consolidated subsidiaries’ outstanding unsecured debt determined on a consolidated basis in accordance with generally accepted accounting principles. These covenants are subject to important limitations and exceptions that are described in the Indenture.

As of December 31, 2016, we had $98.8 million outstanding under the Unsecured Notes.

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

INVESTMENT ADVISORY AND MANAGEMENT SERVICES AGREEMENT

Pursuant to the Investment Advisory and Management Services Agreement, as amended (the “Investment Advisory Agreement”), our Adviser oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio.

On July 19, 2016, American Realty Capital II Advisors, LLC, the former parent of the Adviser, entered into a membership interest purchase agreement with a subsidiary of BSP, pursuant to which such subsidiary acquired all of the outstanding limited liability company interests of the Adviser (the “Transaction”). In connection with the Transaction, we amended the Investment Advisory Agreement, effective as of November 1, 2016, to allow the Adviser to serve as investment adviser to us following the closing of the Transaction.

Responsibilities of the Adviser

Subject to the overall supervision of our board of directors, our Adviser manages the day-to-day operations of, and provides investment advisory and management services to us. Under the terms of our Investment Advisory Agreement, our Adviser, among other things:

•	Determines the composition and allocation of our portfolio, the nature and timing of the changes therein and the manner of implementing such changes;

•	Identifies, evaluates and negotiates the structure of the investments we make;

•	Executes, monitors and services our investments;

•	Determines the securities and other assets that we will purchase, retain, or sell;

•	Performs due diligence on prospective portfolio companies; and

•	Provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

Our Adviser's services under the Investment Advisory Agreement are not exclusive, and they are free to furnish similar services to other entities so long as their services to us are not impaired.

Compensation of the Adviser

Pursuant to the Investment Advisory Agreement and for the investment advisory and management services provided thereunder, we pay our Adviser a base management fee and an incentive fee.

Base Management Fee

The base management fee is calculated at an annual rate of 1.5% of our average gross assets. The base management fee is payable quarterly in arrears, and is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. All or any part of the base management fee not taken as to any quarter shall be deferred without interest and may be taken in such other quarter as the Adviser will determine. The base management fee for any partial month or quarter is appropriately pro-rated.

Incentive Fees

The incentive fee consists of two parts. The first part is referred to as the incentive fee on income and it is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The payment of the incentive fee on income shall be subject to payment of a preferred return to investors each quarter, expressed as a quarterly rate of return on the value of our net assets at the end of the most recently completed calendar quarter, of 1.75% (7.00% annualized), subject to a “catch up” feature (as described below). The calculation of the incentive fee on income for each quarter is as follows:

•
No incentive fee on income shall be payable to the Adviser in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the preferred return rate of 1.75% or 7.00% annualized (the “Preferred Return”) on net assets;

•
100% of our Pre-Incentive Fee Net Investment Income, if any, that exceeds the preferred return but is less than or equal to 2.1875% in any calendar quarter (8.75% annualized) shall be payable to the Adviser. This portion of our incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 20% on all of our Pre-Incentive Fee Net Investment Income when our Pre-Incentive Fee Net Investment Income reaches 2.1875% (8.75% annualized) in any calendar quarter; and

•
For any quarter in which our Pre-Incentive Fee Net Investment Income exceeds 2.1875% (8.75% annualized), the incentive fee on income shall equal 20% of the amount of our Pre-Incentive Fee Net Investment Income, as the Preferred Return and catch-up will have been achieved.

The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” shall be an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to our liquidation and shall be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). This fee shall equal 20.0% of our incentive fee capital gains, which shall equal our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.

Payment of our expenses

All investment professionals and staff of the Adviser and BSP, when and to the extent engaged in providing investment advisory and management services to us and the compensation and routine overhead expenses of such personnel allocable to such services (including health insurance, 401(k) plan benefits, payroll taxes and other compensation related matters), are provided and paid for by the Adviser. We bear all other costs and expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	expenses deemed to be “organization and offering expenses” of the Company for purposes of Conduct Rule 2310(a)(12) of the Financial Industry Regulatory Authority, or FINRA;

•	amounts paid to third parties for administrative services;

•	amounts paid to third party experts relating to the investigation and monitoring of our investments;

•	the cost of calculating our net asset value;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	management and incentive fees payable pursuant to the Investment Advisory Agreement;

•	fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events);

•	federal and state registration fees;

•	any exchange listing fees;

•	federal, state, and local taxes;

•	independent directors' fees and expenses;

•	brokerage commissions;

•	costs of proxy statements;

•	stockholders' reports and notices;

•	costs of preparing government filings, including periodic and current reports with the SEC;

•	fidelity bond, liability insurance and other insurance premiums;

•	printing and mailing; and

•	independent accountants and outside legal costs.

We reimburse the Adviser for all of our expenses incurred by the Adviser as well as the actual cost of goods and services used for or by us and obtained from entities not affiliated with the Adviser. The Adviser may be reimbursed for the administrative services performed by it on our behalf; provided, however, the reimbursement shall be an amount equal to the lower of the Adviser’s actual cost or the amount we would be required to pay third parties for the provision of comparable administrative services in the same geographic location; and provided, further, that such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other method conforming with generally accepted accounting principles. No reimbursement shall be permitted for services for which the Adviser is entitled to compensation by way of a separate fee.

Duration and termination

In connection with the Transaction, we amended the Investment Advisory Agreement, effective as of November 1, 2016, to allow the Adviser to continue to serve as our investment adviser following the closing of the Transaction. Unless terminated earlier, it will remain in effect until November 2018 and then from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not less than 60 days' written notice to the other. Any termination by us must be authorized either by our board of directors or by vote of our stockholders.

ADMINISTRATION AGREEMENTS

On March 18, 2011, we entered into a fund administration servicing agreement and a fund accounting servicing agreement with U.S. Bancorp Fund Services, LLC (the “Administrator”). Our Administrator provides the administrative services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for us to operate.

In connection with the closing of the Transaction, we terminated the prior Administration Agreement and entered into a new administration agreement with BSP on November 1, 2016 (the “New Administration Agreement”). In connection with the New Administration Agreement, BSP will provide us with office facilities and administrative services.

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

COMPETITION

Our primary competition in providing financing for acquisitions, buyouts and recapitalizations of middle market companies will include other publicly-traded BDCs and public non-traded BDCs, public and private buyout and other private equity funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, hedge funds. Many of our competitors may be substantially larger and have considerably greater financial resources than we do. For example, some competitors may have a lower cost of funds as well as access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We expect to use the industry expertise of the investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that our relationships will enable us to discover, and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest.

STAFFING

We do not currently have any employees and do not expect to have any employees in the foreseeable future. The services necessary for the operation of our business are provided to us by our officers and the employees of our Adviser and BSP and our Administrator pursuant to the terms of the Investment Advisory Agreement and the servicing agreements that we have entered into with our Administrator.

REGULATION

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and the affiliates of those affiliates or underwriters. The 1940 Act also requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities.

We are generally not able to issue and sell our common stock at a price below net asset value per share. See “Item 1A. Risk Factors - Risks Related to Business Development Companies - Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. Unless otherwise provided in the allocation policy, if an investment opportunity is appropriate for both us and other investment funds and the investment opportunity requires more than the price to be negotiated, the investment opportunity will be made available to the other investment fund or us on an alternating basis based on the date of closing of each such investment opportunity and each fund’s available capital. As a result, the Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although the Adviser and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Adviser or its affiliates.

The SEC staff has granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) or our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

As a BDC, we may be examined periodically by the SEC for compliance with the 1940 Act. Our Adviser is a registered investment adviser and is also subject to examination by the SEC.

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

Asset Coverage

In addition, we are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with Wells Fargo, Citi, and UBS and have sold $100.0 million in aggregate principal of senior notes. For a detailed discussion of our current credit facilities, please refer to “Item 1. Business - Leverage”.

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

iii.	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the eligible portfolio company; or

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

Significant managerial assistance to portfolio companies

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “Regulation-Qualifying assets” above. BDCs generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Indebtedness and Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provision to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, See “Item 1A. Risk Factors - Risks Related to Business Development Companies - Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth.”
The SEC has proposed a new rule under the 1940 Act that would govern financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under the proposed rule, a BDC would be required to comply with one of two alternative portfolio limitations, one of which would have the effect of treating such financial commitment transactions as senior securities. There are no assurances as to when the SEC will adopt a final version of the proposed rules or as to the form that the final rules will take.

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
Our code of ethics is posted on our website at http://www.bdcofamerica.com and was filed with the SEC as an exhibit to the registration statement. You may read and copy the code of ethics at the SEC's Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the code of ethics is available on the EDGAR Database on the SEC's Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, Washington, D.C. 20549.

Election to be Taxed as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2011, and intend to qualify annually thereafter as a RIC. As a RIC, we generally will not have to pay corporate- level U.S. federal income taxes on any income that we distribute to our stockholders from our taxable earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, (the “Annual Distribution Requirement”). Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local and foreign taxes.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	qualify to be treated as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year;

•	meet the Annual Distribution Requirement;

•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or currencies. or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” as defined in the Code (the “90% Income Test”); and

•
diversify our holdings so that at the end of each quarter of the taxable year: (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and (ii) no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships,” or the Diversification Tests.

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

We have also formed and expect to continue to form consolidated subsidiaries (the “Consolidated Holding Companies”). These Consolidated Holding Companies enable us to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code. See “Regulation” for discussion of BDC regulation and other regulatory considerations.

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

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Financial Officer, 9 West 57th Street, 49th Floor, Suite 4920, New York, NY 10019.

MATERIAL CONFLICTS OF INTEREST

Investment Advisory Agreement

We entered into an Investment Advisory Agreement on November 1, 2016 under which the Adviser, subject to the overall supervision of our board of directors manages the day-to-day operations of, and provides investment advisory services to us. The Adviser and its affiliates also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. The Adviser and its affiliates serve as investment adviser or subadvisor to private funds and registered open-end funds, and serves as an investment adviser to a public REIT. The Adviser’s policies are designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities pursuant to the SEC exemptive order. See “Co-Investment Relief”. In addition, any affiliated fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Adviser or its affiliates.

Administration Agreement

In connection with the closing of the Transaction, we terminated our previous administration agreement and entered into a new administration agreement with BSP on November 1, 2016. In connection with the New Administration Agreement, BSP will provide us with office facilities and administrative services.

Co-Investment Relief

The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. Unless otherwise provided in the allocation policy, if an investment opportunity is appropriate for both us and other investment funds and the investment opportunity requires more than the price to be negotiated, the investment opportunity will be made available to the other investment fund or us on an alternating basis based on the date of closing of each such investment opportunity and each fund’s available capital. As a result, the Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although the Adviser and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Adviser or its affiliates.

The SEC staff has granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with other funds managed by the Adviser or its Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) or our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

Transactions with Affiliates

In connection with the closing of the Transaction, an affiliate of BSP purchased $10.0 million of our common stock based on our net asset value per share as of September 30, 2016 in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933. On November 7, 2016, we issued approximately 1.2 million shares of our common stock to the BSP affiliate.

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

Risks Relating to Our Business and Structure

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States (“U.S.”) and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the U.S. and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, accordingly, on February 1, 2017, the U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The U.S. may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the U.S. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the U.S. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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
In August 2011, S&P’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was affirmed by S&P in June 2013. Moody’s and Fitch have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. The federal debt limit has been suspended since November 2, 2015, but the limit is set to be reinstated on March 15, 2017. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations, which could negatively impact the U.S. economy and our portfolio companies. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions, further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms.
Furthermore, in February 2014, the Federal Reserve began scaling back its bond- buying program, or quantitative easing, which it ended in October 2014. Quantitative easing was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. The Federal Reserve raised interest rates for the first time in nearly a decade in December 2015.
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

We intend to declare distributions quarterly and pay distributions on a monthly basis. We will pay these distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of distributions or year-to-year increases in distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time-to-time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our offerings of our common stock or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares. Distributions from the proceeds of our offerings of common stock or from borrowings also could reduce the amount of capital we ultimately invest in interests of portfolio companies. We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from our public offering to fund distributions (which may reduce the amount of capital we ultimately invest in assets). There can be no assurance that we will be able to sustain distributions at any particular level or at all.

Price declines in the large corporate leveraged loan market may adversely affect the fair value of debt securities we hold, reducing our net asset value through increased net unrealized depreciation.

Prior to the onset of the financial crisis, CLOs, a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles, comprised a substantial portion of the market for purchasing and holding senior secured and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. While prices have appreciated measurably in recent years, conditions in the large corporate leveraged loan market may experience similar disruptions or distortions, which may cause pricing levels to decline similarly or be volatile. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of debt securities we hold, which could have a material adverse impact on our business, financial condition and results of operations.

Our ability to achieve our investment objective depends on our Adviser’s and its affiliates' ability to manage and support our investment process. If our Adviser were to lose any members of its senior management team, our ability to achieve our investment objective could be significantly harmed.

We are externally managed and depend upon the investment expertise, diligence, skill and network of business contacts of our Adviser. We also depend, to a significant extent, on our Adviser's access to the investment professionals and the information and deal flow generated by such investment professionals in the course of its investment and portfolio management activities. Our Adviser evaluates, negotiates, structures, closes, monitors and services our investments. Our success depends to a significant extent on the continued service and coordination of our Adviser, including its key professionals. The departure of a significant number of our Adviser’s or its affiliates' key professionals could have a materially adverse effect on our ability to achieve our investment objective. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Adviser or its affiliates or other companies advised by our Adviser and its affiliates could create adverse publicity and adversely affect us and our relationship with investment banks, business brokers, loan syndication and trading desks and other investment counterparties. In addition, we can offer no assurance that our Adviser will remain our investment adviser or that we will continue to have access to our Adviser's or its affiliates' investment professionals or their information and deal flow.

Because our business model depends to a significant extent upon relationships with investment banks, business brokers, loan syndication and trading desks, and commercial banks, the inability of our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

Our Adviser depends on its relationship with private equity firms, investment banks, business brokers, loan syndication and trading desks, and commercial banks, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our Adviser fails to maintain its existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom our Adviser’s professionals have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

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

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or stockholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert the attention of management and our board of directors’ attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and stockholder activism matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

The determination of fair value, and thus the amount of unrealized losses we may incur in any year, is to a degree subjective, and our Adviser has a conflict of interest in providing input to the board of directors in making this determination. We expect to value our securities quarterly at fair value as determined in good faith by our board of directors based on input from our Adviser. Our board of directors may utilize the services of an independent third-party valuation firm to aid it in determining the fair value of any securities. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company's ability to make payments on indebtedness and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value by our board of directors may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments. See “Item 1. Business - Determination of Net Asset Value.”

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

We are subject to the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”) and the related rules and regulations promulgated by the SEC. Under current SEC rules, our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses in the near term, which may negatively impact our financial performance and our ability to pay distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We may experience fluctuations in our quarterly results.

We may experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, variations in the interest rates on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

Terrorist attacks, acts of war or natural disasters may impact our portfolio companies and harm our business, operating results and financial condition.

Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of our portfolio companies. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

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

The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems caused by any breaches, including reputational harm, loss of revenues and litigation. In addition, a security breach or other significant disruption involving the information technology networks and related systems of our Adviser or any other party that provides us with services essential to our operations could:

•result in misstated financial reports, violations of loan covenants, missed reporting deadlines;
•affect our ability to properly monitor our compliance with the rules and regulations regarding our qualification as a RIC;
•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;
•require significant management attention and resources to remedy any damages that result; or
•adversely impact our reputation among investors.
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

Moreover, to the extent that we are required to recognize in our taxable income such interest income that has been accrued but not yet paid, our payment of incentive fees to the Adviser on such income may make it difficult to meet (or may further amplify existing difficulties in meeting) the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. Federal income tax. For additional discussion regarding the tax implications of a RIC, see “Risk Factors - We will be subject to corporate-level U.S. Federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.”

The time and resources that individuals and the executive officers of our Adviser devote to us may be diverted and we may face additional competition due to the fact that neither our Adviser nor its affiliates are prohibited from raising money for or managing another entity that makes the same types of investments that we target.

Affiliates and executive officers of the Adviser currently manage other investment entities and are not prohibited from raising money for and managing future investment entities that make the same types of investments as those we target. As a result, the time and resources that the executive officers and individuals employed by the Adviser and its affiliates devote to us may be diverted, and during times of intense activity in other areas of business, they may devote less time and resources to our business than is necessary or appropriate.

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

After an initial two year term, the Investment Advisory Agreement will automatically renew for successive annual periods if approved by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. Moreover, conflicts of interest may arise if our Adviser seeks to change the terms of our Investment Advisory Agreement, including, for example, the terms related to compensation. While any material change to the Investment Advisory Agreement (other than a decrease in advisory fees) must be submitted to stockholders for approval under the 1940 Act, we may from time to time decide it is appropriate to seek stockholder approval to change the terms of the agreement.

In selecting and structuring investments appropriate for us, our Adviser will consider the investment and tax objectives of the Company and our stockholders as a whole, not the investment, tax or other objectives of any stockholder individually.

Our stockholders may have conflicting investment, tax and other objectives with respect to their investments in us.
The conflicting interests of individual stockholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments, and the timing of the disposition of our investments. As a consequence, conflicts of interest may arise in connection with decisions made by our Adviser, including with respect to the nature or structuring of our investments, that may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders’ individual tax situations.

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

As a result of the Annual Distribution Requirement to maintain our tax treatment as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability compared to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution.

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

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below net asset value per share, which may be a disadvantage as compared to other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of the common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders in general, as well as those stockholders that are not affiliated with us approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates is restricted.

The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. Unless otherwise provided in the allocation policy, if an investment opportunity is appropriate for both us and other investment funds and the investment opportunity requires more than the price to be negotiated, the investment opportunity will be made available to the other investment fund or us on an alternating basis based on the date of closing of each such investment opportunity and each fund’s available capital. As a result, the Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although the Adviser and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Adviser or its affiliates.
The SEC staff has granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with other funds managed by the Adviser or its Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) or our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of shares of our common stock will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. In order to maintain our RIC tax treatment we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to pay distributions to our stockholders.

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

The effect of global climate change may impact the operations of our portfolio companies.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. The U.S. subsequently ratified the Paris Agreement, and it entered into force on November 4, 2016. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation which could increase their operating costs and/or decrease their revenues.

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

The Company expects that a portion of its portfolio will consist of equity and junior debt investments in CLOs, which involve a number of significant risks. CLOs are typically highly leveraged up to approximately 10 times, and therefore the junior debt and equity tranches in which we will invest in are subject to a higher risk of total loss. In particular, investors in CLOs indirectly bear risks of the underlying debt investments held by such CLOs. The Company may have the right to receive payments only from the CLOs, and does not have direct rights against the issuer or the entity that sold the assets to be securitized. Although it is difficult to predict whether the prices of indices and securities underlying CLOs will rise or fall, these prices, and therefore, the prices of the CLOs, will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally.

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

Risks Relating to Debt Financing

We have sold unsecured notes and have entered into revolving credit facilities with Citi, UBS and Wells Fargo that contain various covenants which, if not complied with, could accelerate repayment under the Credit Facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our stockholders.

The agreements governing certain of our and our special purpose financing subsidiaries’ financing arrangements require us and our subsidiaries to comply with certain financial and operational covenants. These covenants require us and our subsidiaries to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. Compliance with these covenants depends on many factors, some of which are beyond our and their control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our and our subsidiaries’ portfolios may increase in the future and could result in non-compliance with certain covenants, or our taking actions which could disrupt our business and impact our ability to meet our investment objective. For example, the agreements governing one or more of our credit facilities require applicable special purpose vehicles (“SPVs”) to comply with certain operational covenants, including maintaining eligible assets with an aggregate value equal to or exceeding a specified multiple of the borrowings under the credit facility, and a decline in the value of assets owned by the SPV could result in our being required to contribute additional assets to the SPV.

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

At December 31, 2016, we had $915.5 million of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $2.8 billion in total assets, (ii) a weighted average cost of funds of 3.54%, (iii) $1,132.5 million in debt outstanding (i.e., assumes that the $100.0 million principal amount of Unsecured Notes sold and the full $1,032.5 million available to us under the revolving credit facilities we have with Wells Fargo, Citi, and UBS is outstanding) and (iv) $1.5 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	- %	5%	10%
Corresponding return to stockholders (1)	(20.93)%	(11.77)%	(2.62)%	6.53%	15.69%
___________________
(1) In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2016 total assets of at least 1.43%.

As of December 31, 2016, the Wells Fargo Facility provided for borrowings in an aggregate principal amount of up to
$400.0 million on a committed basis, due May 29, 2020, the Citi Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, due June 27, 2018, the UBS Credit Facility provided for borrowings in an aggregate principal amount of up to $232.5 million on a committed basis, due April 7, 2018, and the Unsecured Notes provided borrowings in an aggregate principal amount of $100.0 million, due September 1, 2020. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for more information about these financing arrangements.
To the extent we use debt or preferred stock to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

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

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

The SEC has proposed a new rule under the 1940 Act that would govern the use of derivatives (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under the proposed rule, a BDC would be required to comply with one of two alternative portfolio limitations and manage the risks associated with derivatives transactions and financial commitment transactions by segregating certain assets. Furthermore, a BDC that engages in more than a limited amount of derivatives transactions or that uses complex derivatives would be required to establish a formalized derivatives risk management program. If the SEC adopts this rule in the form proposed, our ability to enter into transactions involving such instruments may be hindered, which could have an adverse effect on our business, financial condition and results of operations.

We are subject to risks associated with our debt securitization/repurchase agreement financing facility.
On April 7, 2015 (the “Closing Date”), the Company and our wholly-owned, special-purpose financing subsidiary, BDCA Helvetica Funding, Ltd., or Helvetica Funding, entered into a debt securitization and repurchase agreement financing facility with UBS AG, London Branch pursuant to which up to $150.0 million was initially made available to us to fund investments and for other general corporate purposes.The financing transaction with UBS is structured initially as a debt securitization (the “Debt Securitization”) by Helvetica Funding, and is followed by a repurchase transaction (the “Repurchase Transaction”) between the Company and UBS, and collectively with the Debt Securitization, the UBS Facility. The UBS Facility was subsequently amended on July 10, 2015 (the “First Upsize Date”), to increase the amount of debt available to the Company under the UBS Facility from $150.0 million to $210.0 million (the “First Upsize”). On June 6, 2016 (the “Second Upsize Date”), the UBS Facility was again amended to increase the amount of debt available from $210.0 million to $232.5 million (the “Second Upsize”). In addition, the Second Upsize increased the cost of the financing by increasing the applicable spread from 3.90% to 4.05% per annum. Pricing under the Repurchase Transaction is based on three-month LIBOR plus the spread of 4.05% per annum for the relevant period. The Second Upsize also relaxed the limitations on second lien and unsecured loan assets by increasing the permissible percentage of second lien and unsecured loan assets from 60% to 70% and eliminating the requirement that 40% of the loan asset pool had to consist of senior secured loan assets. Generally, under the Debt Securitization, the Company transfers existing loan investments to Helvetica Funding, which is established solely for the purpose of holding income producing assets and related investments, and issuing debt secured by loan assets. The Company completes the borrowing by receiving all of the notes issued by Helvetica Funding, transferring all such notes to UBS under a repurchase agreement between the Company and UBS and receiving cash from UBS under such Repurchase Transaction. Pursuant to the terms of the collateral management agreement (the “Collateral Management Agreement”), the Company also serves as the collateral manager of the loan assets securing the notes.
Pursuant to the Debt Securitization, loan assets in our portfolio may be sold and/or contributed by us from time to time to Helvetica Funding pursuant to a master loan purchase agreement, dated as of April 7, 2015, between us and Helvetica Funding (the “Loan Purchase Agreement”), and the terms of other transaction documents for the UBS Facility (the “Transaction Documents”). Helvetica Funding is also able to use available principal collections received from the loan assets to acquire loan assets directly. The loan assets held by Helvetica Funding will secure the obligations of Helvetica Funding under the notes issued by Helvetica Funding. On the Closing Date, Helvetica Funding issued $300.0 million in notes, on the First Upsize Date, Helvetica Funding issued $120.0 million in notes, and on the Second Upsize Date, Helvetica Funding issued $69.5 million in notes (collectively the “Notes”), pursuant to an indenture with US Bank, as amended and restated on the First Upsize Date and was again amended and restated on the Second Upsize Date, or collectively the Indenture. Pursuant to the Indenture, the aggregate principal amount of Notes that may be issued by Helvetica Funding is $489.5 million. The Company purchased all of the Notes issued by Helvetica Funding at a purchase price equal to their par value. All principal and any unpaid interest on all of the Notes will be due and payable on the same stated maturity date of April 7, 2025. The Notes do not have a stated interest rate. Instead, after payment of administrative fees and expenses under the Indenture, interest on the Notes is paid from and to the extent of any remaining interest payments received from the loan assets themselves. Principal payments received on the loan assets are either invested in eligible investments under the Indenture, available to be used for redemption of the Notes or available to Helvetica Funding to be utilized to acquire additional loan assets to secure the Notes. Pursuant to the Transaction Documents, on the Closing Date the Company made an equity investment in Helvetica Funding in an amount equal to $0.1 million.The Company is required under the Transaction Documents to invest additional amounts from time to time to pay administrative costs and expenses under the Transaction Documents whenever the balance of funds available is or, after giving effect to a payment, will be less than $0.1 million.
The Company, in turn, has entered into a Repurchase Transaction with UBS pursuant to the terms of a global master repurchase agreement and related annex, dated as of March 31, 2015, and a confirmation related thereto, dated as of the Closing Date, which confirmation was as amended and restated for the First Upsize and was again amended and restated for the Second

Upsize, collectively referred to herein as the Repurchase Agreement. Pursuant to the Repurchase Agreement, UBS purchased the Notes held by the Company on the Closing Date and on the date of the First Upsize for an aggregate purchase price equal to 50% of the principal amount of Notes. The Notes purchased by UBS on the Second Upsize Date were purchased at a lower purchase price of 47.5%. Under the Repurchase Agreement, on the Closing Date the Company sold $300.0 million of Notes to UBS for $150.0 million, on the First Upsize Date the Company sold $120.0 million of Notes to UBS for $60.0 million and on the Second Upsize Date the Company sold $69.5 million of Notes to UBS for $22.5 million. Under the Repurchase Agreement, the scheduled repurchase date for all Notes is April 7, 2018 (the “Scheduled Repurchase Date”), the date on which the Company must pay to UBS all the repurchase price outstanding for all of the Notes and all other outstanding amounts owed to UBS under the Repurchase Agreement. Under the terms of the Repurchase Agreement, the Company is required to maintain at all times overcollateralization for the repurchase obligations at a rate over two times the aggregate outstanding purchase price. The overcollateralization rate was increased from 50% to 52.5% in connection with the Second Upsize. In order for all Notes to meet the new overcollateralization rate, the repurchase price for all Notes were adjusted as follows: (a) with regard to the Notes sold on the Closing Date, the repurchase price was reduced from $150.0 million to $142.5 million, (b) with regard to the Notes sold on the First Upsize Date, the repurchase price was reduced from $60.0 million to $57.0 million, and (c) with regard to the Notes sold on the Second Upside Date, the repurchase price was increased from $22.5 million to $33.0 million (the $10.5 million increase in price for these Notes represents the total decrease in repurchase price necessary to bring the Notes sold on the Closing Date and the First Upsize Date in line with the 52.5% overcollateralization requirement). Overcollateralization is maintained through margin call provisions in the Repurchase Agreement. Margin calls may not be made on the Company until the margin deficit initially exceeds 10% of the aggregate outstanding principal amount of the Notes and, thereafter, margin calls may be made on the Company anytime the margin deficit exceeds 5% of the aggregate outstanding principal amount of the Notes. The formula for calculating the overcollateralization and margin maintenance was changed in the Second Upsize. Those changes may result in an increased frequency of margin deficits that the Company would need to satisfy. Under the Repurchase Agreement, the Company is entitled to receive all interest payments and all redemption payments on the Notes. However, the Company is obligated to pay UBS monthly transaction fees. Until the Company’s obligations under the Repurchase Agreement are satisfied, UBS is entitled to exercise all voting rights with respect to the Notes. There are mandatory and voluntary prepayment provisions in the Repurchase Agreement. A mandatory prepayment event occurs if there is an event of default and acceleration under the Transaction Documents related to Helvetica Funding or UBS is subject to a regulatory event and exercises its option to require an early repurchase date. The Company may also voluntarily prepay the outstanding purchase price under the Repurchase Agreement in whole or in part but only to the extent there has been a redemption of the Notes and such voluntary prepayment is limited to 50% of the redemption amount. Any mandatory prepayment (other than a UBS regulatory event) and any voluntary prepayment requires the payment by the Company of a breakage fee, equal to the present value of the transaction fee payable to UBS from the prepayment date to the Scheduled Repurchase Date.
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
The maximum aggregate principal amount of Notes permitted to be issued by Helvetica Funding under the Indenture is $489.5 million. Our current equity investment in Helvetica Funding is $0.1 million. The market value of our equity investment in Helvetica Funding may be significantly affected by a variety of factors, including changes in the market value of the loan assets held by Helvetica Funding, changes in distributions on the assets held by Helvetica Funding, defaults and recoveries on those loan assets, capital gains and losses on those loan assets, prepayments on those loan assets and other risks associated with those loan assets. Our investment in Helvetica Funding may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment. The leveraged nature of our equity investment may magnify the adverse impact of any loss on our equity investment.
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
For as long as the Notes remain outstanding, UBS has the right to act in certain circumstances with respect to the portfolio of loan assets that secure the obligations of Helvetica Funding under the Notes in ways that may benefit their interests but not ours, including by exercising remedies or directing the Indenture trustee to declare events of default under or accelerate the Notes in accordance with the terms of the Indenture. UBS has no obligation to consider any possible adverse effect that actions taken may have on our equity interests. For example, upon the occurrence of an event of default with respect to the Notes, the trustee, which is currently U.S. Bank, may declare the outstanding principal amount of all of the Notes, together with any accrued interest thereon, to be immediately due and payable. This would have the effect of accelerating the outstanding principal amount of the Notes and triggering a repayment obligation on the part of Helvetica Funding. Helvetica Funding may not have proceeds sufficient to make required payments on the Notes and make any distributions to us. Any failure of Helvetica Funding to make distributions on the equity interests we hold could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all.
Helvetica Funding’s loan assets may fail to meet certain eligibility criteria and/or become defaulted assets, which would have an adverse effect on us.
The loan assets must at all times satisfy certain loan eligibility criteria set forth in the Indenture and certain other eligibility criteria and portfolio concentration limits set forth in the Repurchase Agreement. If any such eligibility criteria is not satisfied under the Indenture or a loan asset becomes a defaulted obligation, the loan asset must be removed from the collateral and sold. In addition, if any such event occurs under the Indenture, or the eligibility criteria or portfolio concentration limits set forth in the Repurchase Agreement are not satisfied, the market value of any such loan asset is treated as zero under the Repurchase Agreement. If the market value of a loan asset is zero, it will likely result in a margin call under the Repurchase Agreement if the threshold amount is satisfied. In order to avoid or satisfy a margin deficit, we may be required to contribute additional loan assets to Helvetica Funding, sell or dispose of assets or make additional borrowings to satisfy the obligations under the Indenture and Repurchase Agreement. This could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all.
The market value of the loan assets may decline causing us to commit additional capital in order to meet certain margin posting, which would have an adverse effect on the timing of payments to us.
If at any time during the term of the UBS Facility the market value of the Notes (measured by reference to the market value of Helvetica Funding's portfolio of loan assets and other collateral) declines and is less than the required margin amount under the Repurchase Agreement and such deficiency exceeds the applicable threshold, we will be required to post cash collateral with UBS to correct such deficiency. The likelihood of the Company needing to satisfy a margin deficit is now greater with the increase in the overcollateralization percentage to 52.5%. In such event, in order to satisfy this requirement, we may be required to contribute additional loan assets to Helvetica Funding, sell or dispose of assets or make additional borrowings. This could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all.

Restructurings of investments held by Helvetica Funding, if any, may decrease their value and reduce the value of our equity interest in Helvetica Funding.
As collateral manager, subject to certain material actions that require the consent of UBS, we have authority to direct and supervise the investment and reinvestment of the loan assets held by Helvetica Funding, which may require from time to time the execution of amendments, waivers, modifications and other changes to the investment documentation in accordance with the related investment management agreement we have entered into with Helvetica Funding. During periods of economic uncertainty and recession, the necessity for amendments, waivers, modifications and restructurings of investments may increase. Such amendments, waivers, modifications and other restructurings may change the terms of the investments and, in some cases, may result in Helvetica Funding holding loan assets that do not meet certain specified criteria for the investments made by it, and also could adversely impact the market value of such investments and thereby the market value of the Notes, which in turn could adversely impact the ability of the Company to meet margin calls. Any amendment, waiver, modification or other restructuring that affects the market value of the loan assets underlying the Notes, and therefore reduces our ability to meet margin calls under the Repurchase Agreement, will make it more likely that Helvetica Funding will need to retain assets, including cash, to increase the market value of the loan assets underlying the Notes and for us to post cash collateral with UBS in an amount equal to the related margin deficit after giving effect to the applicable threshold. Any such use of cash by Helvetica Funding would reduce distributions available to us or delay the timing of distributions to us.
We may not receive cash from Helvetica Funding.
We receive cash from Helvetica Funding only to the extent that Helvetica Funding makes distributions to us. Helvetica Funding may make distributions to us, in turn, only to the extent permitted by the Indenture. The Indenture generally provides that distributions by Helvetica Funding may not be made unless all amounts then due and owing with respect to the Notes have been paid in full. If we do not receive cash from Helvetica Funding, we may be unable to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all. We also could be forced to sell investments in our portfolio at less than their fair value in order to continue making such distributions.
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
Payments on the Notes are not guaranteed, but are dependent on the performance of the loan assets and other assets or investments held by Helvetica Funding. Due to the structure of the transaction and the performance of the loan assets and other assets or investments held by Helvetica Funding, it is possible that payments on the Notes may be deferred, reduced or eliminated entirely. The holders of the Notes are not entitled to a stated return on their investment and Helvetica Funding will have no significant assets other than the loan assets, and payments on the Notes will be payable solely from and to the extent of the available proceeds from the loan assets and other assets of Helvetica Funding, in accordance with the priority of payments established under the Indenture. If the payments on the Notes are insufficient or non-existent, it will impact the Company’s ability to pay the amounts owed by the Company under the Indenture, the Repurchase Agreement and other Transaction Documents. In such event, in order to satisfy the payment obligations, we may be required to contribute additional loan assets to Helvetica Funding, sell or dispose of assets or make additional borrowings. This could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all.

Events of default by the Company or Helvetica Funding may result in the sale of the loan asset portfolio at prices less than fair market value.
An event of default by the Company under the Repurchase Agreement is an event of default under the Indenture and other Transaction Documents. Likewise, an event of default by the Helvetica Funding under the Indenture results in an event of default under the Transaction Documents and a mandatory repayment of the aggregate outstanding purchase price under the Repurchase Agreement, which repurchase requires payment by the Company of the breakage fee. A default by the Company under the Indenture can also result in an event of default under the Transaction Documents. Also, if there is cause for removal of the Company as collateral manager under the Collateral Management Agreement, besides being removed as the day to day asset manager of the loan assets, such cause for removal also triggers events of default under the Indenture, the other Transaction Documents and the Repurchase Agreement. Upon the occurrence of any of these or other events of default and the acceleration of the indebtedness under the Indenture, the portfolio of loan assets is required to be sold or disposed of in accordance with the Indenture. If the loan assets are sold under these circumstances due to any such defaults, the value of the loan assets may be sold for less than fair market value. As a result, we may be required to contribute additional capital to Helvetica Funding, sell or dispose of assets or make additional borrowings to satisfy the obligations under the Indenture, the Repurchase Agreement and the other Transaction Documents. This could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all.
Risks Relating to Our Corporate Structure and Common Stock

As a result of certain limitations in our share repurchase program, you will have limited opportunities to sell your shares and, to the extent you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.

We intend to conduct tender offers pursuant to our share repurchase program on a semi-annual basis. The share repurchase program includes numerous restrictions that limit your ability to sell your shares and should not be relied upon as a method to sell your shares promptly or at a desired price. We intend to limit the number of shares repurchased pursuant to our proposed share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan; at the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) we will not repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year; (3) unless you tender all of your shares, you must tender at least 25% of the amount of shares you have purchased in the offering and must maintain a minimum balance of $1,000 subsequent to submitting a portion of your shares for repurchase by us; and (4) to the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year.

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

Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Under the Maryland General Corporation Law, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror, by officers or by employees who are directors of the corporation. Our bylaws contain a provision exempting us from the Maryland Control Share Acquisition Act under the Maryland General Corporation Law any and all acquisitions by any person of our shares of stock. Our board of directors may amend the bylaws to remove that exemption in whole or in part without stockholder approval. The Maryland Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Under the Maryland General Corporation Law, specified “business combinations,” including mergers, consolidations, share exchanges, or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation’s outstanding voting stock, and certain other parties (each an “interested stockholder”), or an affiliate of the interested stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter any of the specified business combinations must be approved by two super majority votes of the stockholders unless, among other conditions, the corporation’s common stockholders receive a minimum price for their shares.

Under the Maryland General Corporation Law, certain statutory provisions permit a corporation that is subject to the Exchange Act and that has at least three independent directors to be subject to certain corporate governance provisions notwithstanding any contrary provision in the corporation’s charter and bylaws. Among other provisions, a board of directors may classify itself without the vote of stockholders. Further, the board of directors, by electing into certain statutory provisions and notwithstanding any contrary provision in the charter or bylaws, may (i) provide that a special meeting of stockholders will be called only at the request of stockholders entitled to cast at least a majority of the votes entitled to be cast at the meeting, (ii) reserve for itself the right to fix the number of directors, and (iii) retain for itself the exclusive power to fill vacancies created by the death, removal or resignation of a director. A corporation may be prohibited by its charter or by resolution of its board of directors from electing to be subject to any of the provisions of the statute. We are not prohibited from implementing any or all of the provisions.

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

A “publicly offered regulated investment company” is a regulated investment company whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered regulated investment company for any period, a non-corporate stockholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes. While we anticipate that we will constitute a publicly offered regulated investment company for our current tax year, there can be no assurance that we will in fact so qualify for any of our taxable years.

An investment in the shares by a Non-U.S. stockholder may have adverse tax consequences.

Whether an investment in the shares is appropriate for a Non-U.S. stockholder will depend upon that person's particular circumstances. A “Non-U.S. stockholder” is a beneficial owner of shares of our common stock that is neither a U.S. stockholder nor a partnership (including an entity treated as a partnership for U.S. federal income tax purposes). Among other things, a Non-U.S. stockholder, under certain circumstances, may be subject to withholding of U.S. federal income tax at a rate of 30.0% (or lower rate provided by an applicable treat); required to file U.S. income taxes to receive a tax credit or tax refund of overpayments of taxes; subject to U.S. income tax at graduated rates or to a branch profits on our distributions; subject to certain reporting requirements, disclosure requirements, and withholding taxes under the Foreign Account Tax Compliance Act and other laws; and subject to certain rules regarding foreign tax credits. Non-U.S. persons should consult their tax advisors with respect to U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 9 West 57th Street, 49th Floor, Suite 4920, New York, NY 10019. We believe that our current office facilities are adequate for our business as we intend to conduct it.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2016, we are not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the future. We closed the Offering to new investments on April 30, 2015. And no stock has been authorized for issuance under any equity compensation plans. We are prohibited under the 1940 Act from selling our shares of common stock at a public offering price, after deducting selling commissions and dealer manager fees, that is below our net asset value per share unless we obtain stockholder approval. In connection with any issuance of shares of our common stock, our board of directors or a committee thereof will review the then current offering price per share against the current estimated net asset value per share to ensure that we were not selling shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, was below our net asset value per share.

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2016:

Title of Class	Amount Authorized	Amount Issued
Common Stock, par value $0.001 per share	450,000,000	177,120,791

As of December 31, 2016, we had issued 189.6 million shares of common stock for gross proceeds of $2.0 billion, including shares issued pursuant to the DRIP and shares purchased by an affiliate of BSP. As of December 31, 2016, we had repurchased 12.5 million shares of common stock for payments of $113.4 million through our share purchase program. As of December 31, 2016, we had 36,740 record holders of our common stock.

Distributions

We declared our first distribution on June 23, 2011 and have declared and paid cash distributions to our stockholders on a monthly basis since such time. We calculate each stockholder’s specific distribution amount for the month using record and declaration dates, and the stockholder's distributions begin to accrue on the date we accepted their subscription for shares of our common stock. From time-to-time, we may also pay interim distributions at the discretion of our board of directors. Each year a statement on Internal Revenue Service Form 1099-DIV (or such successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, and/or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, and, as a result, a portion of the distributions we make may represent a return of capital for tax purposes.

We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from any future offering to fund distributions. There can be no assurance that we will be able to sustain distributions at any particular level.

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

The table below reflects the cash distributions per share that we have paid on our common stock for the years ended December 31, 2016 and December 31, 2015 (dollars in thousands except per share amounts). Additionally, distributions made through the filing of this Form 10-K are included for reference.

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2015:
January 31, 2015	February 4, 2015	$0.07	$5,948	$5,797	$11,745
February 28, 2015	March 2, 2015	0.07	5,520	5,236	10,756
March 31, 2015	April 1, 2015	0.07	6,265	5,898	12,163
April 30, 2015	May 1, 2015	0.07	6,242	5,849	12,091
May 29, 2015	June 1, 2015	0.07	6,680	5,905	12,585
June 30, 2015	July 1, 2015	0.07	6,485	5,735	12,220
July 31, 2015	August 3, 2015	0.07	6,976	6,126	13,102
August 31, 2015	September 1, 2015	0.07	7,053	6,049	13,102
September 30, 2015	October 1, 2015	0.07	6,870	5,835	12,705
October 31, 2015	November 2, 2015	0.07	7,140	6,030	13,170
November 30, 2015	December 1, 2015	0.07	6,932	5,835	12,767
December 31, 2015	January 4, 2016	0.07	7,224	5,989	13,213
			$79,335	$70,284	$149,619
2016:
January 31, 2016	February 3, 2016	$0.07	$8,922	$4,298	$13,220
February 28, 2016	March 1, 2016	0.07	7,014	5,333	12,347
March 31, 2016	April 1, 2016	0.07	7,363	5,718	13,081
April 30, 2016	May 2, 2016	0.07	12,708	(2)	12,706
May 31, 2016	June 2, 2016	0.07	7,582	5,539	13,121
June 30, 2016	July 1, 2016	0.07	7,438	5,304	12,742
July 31, 2016	August 1, 2016	0.07	7,789	5,421	13,210
August 31, 2016	September 1, 2016	0.07	7,908	5,351	13,259
September 30, 2016	October 3, 2016	0.07	7,745	5,127	12,872
October 31, 2016	November 1, 2016	0.07	8,067	5,273	13,340
November 30, 2016	December 1, 2016	0.07	7,947	5,073	13,020
December 31, 2016	January 3, 2017	0.07	8,311	5,205	13,516
			$98,794	$57,640	$156,434
2017:
January 31, 2017	February 3, 2017	0.07	$7,983	$5,081	$13,064
February 28, 2017	March 1, 2017	0.07	7,250	4,590	11,840
			$15,233	$9,671	$24,904
			$193,362	$137,595	$330,957

We have a distribution reinvestment plan (the “DRIP”) pursuant to which we reinvest all cash dividends or distributions (“Distributions”) declared by our board of directors on behalf of investors who do not elect to receive their Distributions in cash as described below (the “Participants”). As a result, if our board of directors declares a Distribution, then stockholders who have not elected to “opt out” of the DRIP will have their Distributions automatically reinvested in additional shares of our common stock at a price equal to NAV per share as estimated in good faith by us on the payment date. The timing and amount of any future Distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

We have not established limits on the amount of funds we may use from available sources to fund distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the years ended

December 31, 2016 and December 31, 2015, zero and $16.3 million of our distributions were characterized as return of capital for tax purposes, respectively. No portion of our distributions were characterized as a return of capital for tax purposes for the year ended December 31, 2014.

Sales of Unregistered Securities

In connection with the closing of the Transaction, an affiliate of BSP purchased $10.0 million of our common stock based on our net asset value per share as of September 30, 2016 in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933. On November 7, 2016, we issued approximately 1.2 million shares of our common stock to the BSP affiliate.

Issuer Purchases of Equity Securities

The table below provides information concerning our repurchases of shares of our common stock during the year ended December 31, 2016, pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1, 2016 to March 31, 2016	3,053,869	$9.22	3,053,869
April 1, 2016 to June 30, 2016	—	$—	—
July 1, 2016 to September 30, 2016	—	$—	—
October 1, 2016 to December 31, 2016	6,715,864	$8.58	6,715,864
Total	9,769,733		9,769,733

See Note 10 to our consolidated financial statements contained in this Annual Report on Form 10-K for a more detailed discussion of the terms of our share repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

The consolidated statements of operations data, consolidated per share data and consolidated statements of assets and liabilities data for each of the five years in the period ended December 31, 2016 are derived from our audited consolidated financial statements which are filed with the SEC. This selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	As of and For the Year Ended December 31, 2016	As of and For the Year Ended December 31, 2015	As of and For the Year Ended December 31, 2014	As of and For the Year Ended December 31, 2013	As of and For the Year Ended December 31, 2012
	(Dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Total investment income	$229,658	$195,846	$138,281	$31,393	$6,914
Total expenses net of expense waivers (1)	108,521	81,690	51,994	18,301	2,500
Income tax expense, including excise tax	1,140	—	—	—	—
Net investment loss attributable to non-controlling interests	19	—	(68)	—	—
Net investment income	119,978	114,156	86,355	13,092	4,414
Net realized and unrealized gain (loss) on investments and total return swap, net of deferred taxes	(26,892)	(103,576)	(6,155)	29,652	5,086
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	1,316	(2,527)	(660)	—	—
Net increase in net assets resulting from operations	$94,402	$8,053	$79,540	$42,744	$9,500
Consolidated Per Share Data:
Net investment income	$0.67	$0.66	$0.71	$0.36	$0.63
Net realized and unrealized gain (loss) on investments and total return swap, net of deferred taxes	$(0.14)	$(0.60)	$(0.05)	$0.81	$0.73
Net increase in net assets resulting from operations	$0.52	$0.05	$0.65	$1.17	$1.36
Distributions declared	$0.87	$0.87	$0.87	$0.85	$1.06
Consolidated Statements of Assets and Liabilities Data:
Total assets	$2,616,306	$2,490,755	$2,187,942	$841,641	$186,877
Borrowings outstanding	$915,497	$842,238	$618,712	$132,687	$33,907
Total net assets	$1,529,734	$1,610,485	$1,535,423	$627,903	$140,685
Other data:
Total return (2)	6.02%	0.67%	7.63%	14.12%	15.19%
Number of portfolio company investments at year end	135	125	110	83	39
Value of investments at year end	2,394,083	2,311,281	1,916,991	695,776	136,171
Weighted average yield on investments at year end (3)	9.3%	9.6%	10.4%	9.3%	9.7%
______________
(1) Expenses are net of expense waivers for the years ended December 31, 2015, 2014, 2013 and 2012, the amounts waived were $3,534, $1,335, $1,827 and $1,877, respectively. No expenses were waived for the year ended December 31, 2016.
(2) Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the years ended December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013, and December 31, 2012 includes the effect of expense waivers and reimbursements which equaled 0.00%, 0.22%, 0.11%, 0.51%, and 2.35%, respectively. Total returns covering less than a full period are not annualized.
(3) Inclusive of TRS Loans, for the years ending December 31, 2014, 2013 and 2012. The TRS was liquidated during the year ending December 31, 2014.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the selected financial data and our consolidated financial statements and the notes thereto, included elsewhere in this Annual Report on Form 10-K.

Forward Looking Statements

This report, and other statements that we may make, may contain forward-looking statements with respect to future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect," “anticipate,” “current," “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future conditional verbs such as “will," “would," “should," “could," “may" or similar expressions.

Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and we assume no duty to and do not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

In addition to factors previously disclosed in our U.S. Securities and Exchange Commission (“SEC”) reports and those identified elsewhere in this report, including the “Risk Factors” section, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our contractual arrangements and relationships with third parties;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	our repurchase of shares;

•	actual and potential conflicts of interest with our Adviser and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability to qualify and maintain our qualification as a regulated investment company (“RIC”) and a business development company (“BDC”);

•	the timing, form and amount of any dividend distributions;

•	the impact of fluctuations in interest rates on our business;

•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market;

•	the impact of changes to generally accepted accounting principles, and the impact to BDCA; and

•	the impact of changes to tax legislation and, generally, our tax position.

Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” and elsewhere in this Annual Report.

Overview

We are an externally managed, non-diversified closed-end management investment company incorporated in Maryland in May 2010 that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (“the 1940 Act”). In addition, we have elected to be treated for tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Our investment activities are managed by BDCA Adviser, LLC (the “Adviser”), a subsidiary of Benefit Street Partners L.L.C. (“BSP”) and supervised by our board of directors, a majority of whom are independent of the Adviser and its affiliates. As a BDC, we are required to comply with certain regulatory requirements. See “Item 1. Business - Regulation” for discussion of BDC regulation and other regulatory considerations.

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $10 million to $100 million, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of December 31, 2016, 79.0% of our portfolio was invested in senior secured loans.

Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. We may also invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles (“Collateralized Securities”).

Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At December 31, 2016:
Investment Portfolio:	$2,394.1
Net Assets attributable to Business Development Corporation of America:	1,526.9
Indebtedness (borrowings under Credit Facilities and Unsecured Notes):	915.5
Net Asset Value per share:	8.62

Portfolio Activity for the Year Ended December 31, 2016:
Cost of investments purchased during period, including PIK:	690.9
Sales, repayments and other exits during the period:	587.9
Number of portfolio companies at end of period:	135

Operating results for the Year Ended December 31, 2016:
Net investment income per share:	0.67
Distributions declared per share:	0.87
Net increase in net assets resulting from operations per share:	0.52
Net investment income:	120.0
Net realized and unrealized gain (loss) on investments, net of deferred taxes	(25.6)
Net increase in net assets resulting from operations:	94.4

Portfolio and Investment Activity

During the year ended December 31, 2016, we made $0.7 billion of investments in new and existing portfolio companies and had $0.6 billion in aggregate amount of exits and repayments, resulting in net investments of $0.1 billion for the period. The portfolio composition by loan market consisted of 75.2% Middle Market (1), 7.2% Large Corporate (2), and 17.6% Other (3) investments. In addition, the total portfolio of debt investments at fair value consisted of 92.2% bearing variable interest rates and 7.8% bearing fixed interest rates.
______________

(1) Middle market represents companies whose annual revenues are between $10 million and $1 billion.
(2) Large corporate represents companies whose annual revenues are in excess of $1 billion.
(3) Other represents collateralized securities and equity investments.

Our portfolio composition, based on fair value at December 31, 2016 was as follows:

	December 31, 2016
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	68.1%	8.6%
Senior Secured Second Lien Debt	10.9	10.4
Subordinated Debt	3.4	13.5
Collateralized Securities (2)	10.4	11.5
Equity/Other	7.2	N/A
Total	100.0%	9.3%
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

RESULTS OF OPERATIONS

Operating results for the years ended December 31, 2016, 2015 and 2014 was as follows:

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2016	2015	2014
Total investment income	$229,658	$195,846	$138,281
Total expenses net of expense waivers	108,521	81,690	51,994
Income tax expense, including excise tax	1,140	—	—
Net investment (income) loss attributable to non-controlling interests	19	—	(68)
Net investment income	119,978	114,156	86,355

 Investment Income

For the year ended December 31, 2016, total investment income was $229.7 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 9.3%. Included within total investment income was $5.5 million of prepayment and amendment fees for the year ended December 31, 2016. For the year ended December 31, 2015, total investment income was $195.8 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.1 billion and a weighted average current yield of 9.6%. Included within total investment income was $2.5 million of prepayment and amendment fees for the year ended December 31, 2015. For the year ended December 31, 2014, total investment income was $138.3 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $1.4 billion and a weighted average current yield of 10.4%. Included within total investment income was $4.6 million of prepayment and amendment fees for the year ended December 31, 2014. The increases in total investment income during the year ended December 31, 2016 as compared to the year ended December 31, 2015, and during the year ended December 31, 2015 as compared to year ended December 31, 2014, were driven by the year over year increases in average portfolio size.

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2016, 2015 and 2014 was as follows:

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2016	2015	2014
Management fees	$38,121	$35,994	$24,926
Subordinated income incentive fees	17,906	10,145	9,929
Capital gains incentive fees	—	—	(2,664)
Interest and credit facility financing expenses	37,327	26,467	11,057
Professional fees	6,357	6,777	5,956
Other general and administrative	7,059	4,590	3,060
Administrative Services	811	966	770
Insurance	184	210	221
Directors fees	756	75	74
Operating expenses before expense waivers	108,521	85,224	53,329
Waiver of management and incentive fees	—	(3,534)	(1,335)
Total operating expenses net of expense waivers	$108,521	$81,690	$51,994

For the year ended December 31, 2016, we incurred $38.1 million of management fees, of which the Adviser waived none. For the year ended December 31, 2016, we incurred $17.9 million of incentive fees, of which the Adviser waived none. For the year ended December 31, 2015, we incurred $36.0 million of management fees, of which the Adviser waived none. For the year ended December 31, 2015, we incurred $10.1 million of incentive fees, of which the Adviser waived $3.5 million. For the year ended December 31, 2014, we incurred $24.9 million of management fees, of which the Adviser waived none. For the year ended December 31, 2014, we incurred $7.3 million of incentive fees, of which the Adviser waived $1.3 million.

For the years ended December 31, 2016, 2015 and 2014, we incurred interest and credit facility financing expenses of $37.3 million, $26.5 million, and $11.1 million, respectively. Interest and credit facility financing expenses are comprised of interest expense, non-usage fees, amortization of deferred financing costs and amortization of discount if applicable related to the Wells Fargo Credit Facility, Deutsche Bank Credit Facility, Citi Credit Facility, UBS Credit Facility and Unsecured Notes. The increase in interest and credit facility financing expenses for the year ended December 31, 2016 as compared to the same periods in 2015 and 2014 is a result of an increase in the weighted average interest rate as well as an increase in the average debt outstanding.

Net Realized Gain and Net Change in Unrealized Appreciation (Depreciation) on Investments for the years ended December 31, 2016, 2015 and 2014 was as follows:

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2016	2015	2014
Net realized gain (loss) from investments
Control investments	$—	$(51)	$(79)
Affiliate investments	(11,988)	276	7,785
Non-control/non-affiliate investments	(11,321)	(579)	1,688
Total net realized gain (loss) from investments	(23,309)	(354)	9,394
Net realized gain from total return swap	—	—	14,552
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	(40,638)	19,207	8,466
Affiliate investments	48,182	(68,777)	(10,858)
Non-control/non-affiliate investments	(11,127)	(53,652)	(24,529)
Total net change in unrealized depreciation on investments, net of deferred taxes	(3,583)	(103,222)	(26,921)
Net change in unrealized depreciation on total return swap	—	—	(3,180)
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	1,316	(2,527)	(660)
Net realized and unrealized loss on investments and total return swap	$(25,576)	$(106,103)	$(6,815)

Net realized and unrealized gain (loss) on investments, net of deferred taxes, resulted in a net loss of $(25.6) million for the year ended December 31, 2016 compared to a net loss of $(106.1) million and $(6.8) million, respectively, for the same periods in 2015 and 2014. We look at net realized gains (losses) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.

The net realized and unrealized loss for the year ended December 31, 2016 was primarily driven by realized losses on one subordinated, one first lien, and one equity investment. The net realized and unrealized loss for the year ended December 31, 2015 was primarily driven by unrealized depreciation across the portfolio of Collateralized Securities investments. The net realized and unrealized loss for the year ended December 31, 2014 was driven by unrealized depreciation on first lien loans primarily due to the overall market decline in broadly syndicated loan prices.

Changes in Net Assets from Operations

For the year ended December 31, 2016, we recorded a net increase in net assets resulting from operations of $94.4 million versus a net increase in net assets resulting from operations of $8.1 million for the year ended December 31, 2015. The increase is primarily attributable to a net increase in unrealized appreciation in our investments, driven mostly by our Collateralized Securities. Based on the weighted average shares of common stock outstanding for the periods ended December 31, 2016 and 2015, respectively, our per share net increase in net assets resulting from operations was $0.52 for the year ended December 31, 2016, versus a net increase in net assets resulting from operations of $0.05 for the year ended December 31, 2015.

For the year ended December 31, 2015, we recorded a net increase in net assets resulting from operations of $8.1 million versus a net increase in net assets resulting from operations of $79.5 million for the year ended December 31, 2014. The decrease is primarily attributable to net unrealized depreciation on investments of $(103.6) million during the year ended December 31, 2015 which was driven by the overall market decline in broadly syndicated loan prices and unrealized depreciation across the portfolio of Collateralized Securities due to decreased liquidity in the market for this asset class and a decline in the market values of the collateral loans underlying these securities. The decrease was partially offset by an increase of $27.8 million in net investment income during the year ended December 31, 2015 as compared to the prior year due to an increased average investment level during the year. Based on the weighted average shares of common stock outstanding for the periods ended December 31, 2015 and 2014, respectively, our per share net increase in net assets resulting from operations was $0.05 for the year ended December 31, 2015, versus a net increase in net assets resulting from operations of $0.65 for the year ended December 31, 2014.

Cash Flows

For the year ended December 31, 2016, net cash provided by operating activities was $84.5 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows provided by operating activities for the year ended December 31, 2016 was primarily due to $0.6 billion for sales and repayments of investments, a net increase in realized gains from investments of $23.3 million, a net increase in net assets of $94.4 million and an increase in unsettled purchases of $67.3 million, offset by cash used in operating activities for purchases of $0.7 billion, a decrease in unsettled sale proceeds of $2.9 million and payment-in-kind interest of $12.4 million.

Net cash used in financing activities of $45.7 million during the year ended December 31, 2016 primarily related to net proceeds from the Wells Fargo Credit Facility, Citi Credit Facility, Deutsche Bank Credit Facility and the UBS Credit Facility of $72.9 million. These inflows were partially offset by payments of stockholder distributions of $97.7 million and net repurchases of common stock of $29.1 million.

For the year ended December 31, 2015, net cash used in operating activities was $344.9 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows used in operating activities for the year ended December 31, 2015 was primarily due to $1.2 billion for purchases of investments partially offset by cash provided by operating activities of $0.7 billion for sales and repayments of investments, $6.0 million from a increase in unsettled trades payable, and $8.1 million from a net increase in net assets from operations. The purchase and sales activity was driven by the increase in investment activity resulting from the equity capital raising and borrowings on our credit facilities.

Net cash provided by financing activities of $288.5 million during the year ended December 31, 2015 primarily related to net proceeds from the issuance of common stock of $165.5 million and net proceeds from the Wells Fargo Credit Facility, the Deutsche Bank Credit Facility, Citi Credit Facility, and the UBS Credit Facility of $223.4 million. These inflows were partially offset by payments of stockholder distributions of $78.0 million. Consistent with the increase in investment activity, the proceeds from the issuance of common stock are the result of our increasing equity raise capabilities.

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

Net cash provided by financing activities of $1.3 billion during the year ended December 31, 2014 primarily related to net proceeds from the issuance of common stock of $888.6 million and net proceeds from the Wells Fargo Credit Facility, the Deutsche Bank Credit Facility, and the Citi Credit Facility of $486.0 million. These inflows were partially offset by payments of stockholder distributions of $50.7 million. Consistent with the increase in investment activity, the proceeds from the issuance of common stock are the result of our increasing equity raise capabilities.

Recent Developments

DRIP Sales

From January 1, 2017 through the filing of this Form 10-K, the Company has issued 1.7 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $14.9 million.

Borrowings

On January 20, 2017, we entered into a prime brokerage account agreement with JP Morgan Securities LLC (the “JPMC PB Account”). The JPMC PB Account provides a full suite of services around the custody of bonds and equities and also access to leverage, which is dependent on the price, credit quality and diversity of the pool of assets held within the account. The borrowing availability is recalculated daily based on changes to the assets, with margin calls issued in the morning as appropriate. The cost to borrow is 1 week LIBOR + 90 bps and there is no mandatory usage or period wherein the debt needs to be repaid.
Liquidity and Capital Resources

We generate cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of December 31, 2016, we had issued 189.6 million shares of our common stock for gross proceeds of $2.0 billion, including shares issued to the BSP affiliate and shares issued under our distribution reinvestment plan (“DRIP”).

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

Distributions

Our board of directors has authorized, and we have declared, cash distributions payable on a monthly basis to stockholders of record on each day since we commenced operations. Since November 2013, the distribution rate has been $0.002378082 per day, which is equivalent to $0.868 per annum, per share of common stock. In March 2016, our board of directors ratified the existing distribution amount equivalent to $0.868 per annum, and, for calendar year 2016, affirmed a change to the daily distribution amount to $0.002371585 per day per share of common stock, effective January 1, 2016, to accurately reflect that 2016 was a leap year.

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

The table below shows the components of the distributions we have declared and/or paid during the years ended December 31, 2016 and 2015. As of December 31, 2016, we had $13.5 million of distributions accrued and unpaid.

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2016	2015	2014
Distributions declared	$156,434	$149,619	$106,299
Distributions paid	$156,132	$147,992	$99,290
Portion of distributions paid in cash	$97,708	$77,959	$50,721
Portion of distributions paid in DRIP shares	$58,424	$70,033	$48,569

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the year ended December 31, 2016, no portion of our distributions was characterized as return of capital for tax purposes. During the year ended December 31, 2015, $16.3 million of our distributions was characterized as return of capital for tax purposes. No portion of our distributions was characterized as a return of capital for tax purposes for the year ended December 31, 2014. You should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. The Adviser has no obligation to make Expense Support Payments in future periods.

The following table sets forth the distributions made during the years ended December 31, 2016, 2015, and 2014(dollars in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2016	2015	2014
Monthly distributions	$156,434	$149,619	$106,299
Total distributions	$156,434	$149,619	$106,299

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

Related Party Transactions and Agreements

The Transaction

On July 19, 2016, American Realty Capital II Advisors, LLC, the former parent of the Adviser, entered into a membership interest purchase agreement with a subsidiary of BSP, pursuant to which BSP acquired all of the outstanding limited liability company interests of the Adviser (the “Transaction”). In connection with the Transaction, we amended the Investment Advisory Agreement, effective as of November 1, 2016, to allow the Adviser to serve as investment adviser to us following the closing of the Transaction.

Investment Advisory Agreement

We entered into an Investment Advisory Agreement on November 1, 2016 under which the Adviser, subject to the overall supervision of our board of directors manages the day-to-day operations of, and provides investment advisory services to us. The Adviser and its affiliates also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. The Adviser and its affiliates serve as investment adviser or subadvisor to private funds and registered open-end funds, and serves as an investment adviser to a public REIT. The Adviser’s policies are designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities pursuant to the SEC exemptive order. In addition, any affiliated fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Adviser or its affiliates.

Administration Agreement

In connection with the closing of the Transaction, we terminated our previous administration agreement and entered into a new administration agreement with BSP on November 1, 2016. In connection with the New Administration Agreement, BSP will provide us with office facilities and administrative services.

Co-Investment Relief

The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. Unless otherwise provided in the allocation policy, if an investment opportunity is appropriate for both us and other investment funds and the investment opportunity requires more than the price to be negotiated, the investment opportunity will be made available to the other investment fund or us on an alternating basis based on the date of closing of each such investment opportunity and each fund’s available capital. As a result, the Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although the Adviser and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Adviser or its affiliates.

The SEC staff has granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) or our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

Transactions with Affiliates

In connection with the closing of the Transaction, an affiliate of BSP purchased $10.0 million of our common stock based on our net asset value per share as of September 30, 2016 in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933. On November 7, 2016, we issued approximately 1.2 million shares of our common stock to the BSP affiliate.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at December 31, 2016 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$298,152	$—	$—	$298,152	$—
Citi Credit Facility (2)	286,003	—	286,003	—	—
UBS Credit Facility (3)	232,500	—	232,500	—	—
Unsecured Notes (4)	98,842	—	—	98,842	—
Total contractual obligations	$915,497	$—	$518,503	$396,994	$—
______________

(1)	As of December 31, 2016, we had $101.8 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.

(2)	As of December 31, 2016, we had $114.0 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.

(3)	As of December 31, 2016, we had no unused borrowing capacity under the UBS Credit Facility, subject to borrowing base limits.

(4)	As of December 31, 2016, we had no unused borrowing capacity under the Unsecured Notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2016, we had unfunded commitments on delayed draw term loans of $35.7 million, unfunded commitments on revolver term loans of $24.7 million and unfunded equity capital commitments of $9.4 million. As of December 31, 2015, we had unfunded commitments on delayed draw term loans of $48.7 million, unfunded commitments on revolver term loans of $18.9 million and unfunded equity capital commitments of $11.8 million. The unfunded commitments are disclosed in our consolidated schedule of investments. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments.

Significant Accounting Estimates and Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

While our significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements appearing elsewhere in this report, we believe the following accounting policies require the most significant judgment in the preparation of our consolidated financial statements.

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

For an investment in an investment fund that does not have a readily determinable fair value, we measure the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of ASC 946, as of our measurement date.

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

As part of our quarterly valuation process the Adviser may be assisted by one or more independent valuation firms engaged by us. The board of directors determines the fair value of each investment, in good faith, based on the input of the Adviser and the independent valuation firm(s) (to the extent applicable).

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

We have a number of investments in Collateralized Securities. Interest income from investments in the “equity” class of these Collateralized Securities (in our case, preferred shares or subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC Topic 325-40-35, Beneficial Interests in Securitized Financial Assets. We monitor the expected cash inflows from its equity investments in Collateralized Securities, including the expected principal repayments. The effective yield is determined and updated quarterly.
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
Payment-in-Kind Interest/Dividends

We hold debt and equity investments in its portfolio that contain payment-in-kind (“PIK”) interest and dividend provisions. The PIK interest and PIK dividend, which represent contractually deferred interest or dividends that add to the investment balance that is generally due at maturity, are generally recorded on the accrual basis.

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

As of December 31, 2016, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 3.71% and fixed rate debt, bearing an interest rate of 6.00% with a total carrying value of $915.5 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points assuming that our current statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 25 Basis Points	5.44%
Base Interest Rate	—%
(+) 100 Basis Points	8.21%
(+) 200 Basis Points	12.45%

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making that assessment, management used the criteria based on the framework set forth in Internal Control-Integrated Framework 2014 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this annual report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

We have adopted a Code of Business Conduct and Ethics which contains a Statement on the Prohibition of Insider Trading that applies to directors, officers and employees. The Code of Business Conduct and Ethics is available on our website at
http://www.bdcofamerica.com. We will report any amendments to or waivers of a required provision of the Code of Business Conduct and Ethics on our website or in a Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.2
Bylaws (previously filed as Exhibit (b) to the Company’s Pre-Effective Amendment No. 1 to its Registration Statement on Form N-2/A (File No. 333-166636) (the “Prior Registration Statement”) filed on November 24, 2010 and herein incorporated by reference).

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

10.3
Administration Agreement dated November 1, 2016 by and between the Company and Benefit Street Partners L.L.C. (previously filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on November 2, 2016 and herein incorporated by reference.

10.4
Amended and Restated Fund Administration Servicing Agreement by and between the Company and U.S. Bancorp Fund Services, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report filed on April 17, 2015 and herein incorporated by reference).

10.5
Amended and Restated Fund Accounting Servicing Agreement by and between the Company and U.S. Bancorp Fund Services, LLC (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 17, 2015 and herein incorporated by reference).

10.6
Distribution Reinvestment Plan (previously filed as Exhibit E to the Company's Pre-Effective Amendment No. 1 to its Prior Registration Statement filed on November 24, 2010 and herein incorporated by reference).

10.7
Custody Agreement dated August 13, 2012 by and between the Company and U.S. Bank National Association (previously filed as Exhibit 10.11 to the Company's Current Report on Form 8-K filed on August 17, 2012 and herein incorporated by reference).

10.8
Expense Support Agreement dated November 9, 2011 by and between the Company and Adviser (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on November 14, 2011 and herein incorporated by reference).

10.9
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

10.17
Confirmation Letter Agreement by and between 405 TRS I, LLC and Citibank, N.A., amended and restated as of May 6, 2014 (previously filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 15, 2014 and herein incorporated by reference).

10.18
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

10.19
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

10.25
Master Loan Purchase Agreement, dated as of April 7, 2015 between BDCA Helvetica Funding, Ltd. and Business Development Corporation of America (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 7, 2015 and herein incorporated by reference).

Exhibit No.	Description
10.26
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

10.29
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

99.1
Kahala Ireland Opco Limited Consolidated Financial Statements for the years ended December 31, 2016 and December 31, 2015. Although no separate financial statements are required under Regulation S-X Rule 3-09 for the year ended December 31, 2016, they are included for comparison purposes.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of March 2017.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
By: /s/ Richard J. Byrne Name: Richard J. Byrne Title: Chief Executive Officer, President and Chairman of the Board of Directors
* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	March 16, 2017
/s/ Corinne D. Pankovcin Corinne D. Pankovcin	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2017
/s/ Lee S. Hillman Lee S. Hillman	Independent Director	March 16, 2017
/s/ Ronald J. Kramer Ronald J. Kramer	Independent Director	March 16, 2017
/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	March 16, 2017
/s/ Randolph C. Read Randolph C. Read	Independent Director	March 16, 2017
/s/ Edward G. Rendell Edward G. Rendell	Independent Director	March 16, 2017
/s/ Dennis M. Schaney Dennis M. Schaney	Independent Director	March 16, 2017

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Business Development Corporation of America:
We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Business Development Corporation of America (and subsidiaries) (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2016 and 2015, by correspondence with the custodian, portfolio companies and agents or by other appropriate auditing procedures where replies from portfolio companies or agents were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Business Development Corporation of America (and subsidiaries) as of December 31, 2016 and 2015, and the results of their operations, changes in net assets and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
New York, New York
March 16, 2017

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands except share and per share data)

	December 31,
	2016	2015
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $271,711 and $282,567, respectively)	$254,638	$306,382
Affiliate Investments, at fair value (amortized cost of $383,894 and $439,141, respectively)	354,238	362,984
Non-affiliate Investments, at fair value (amortized cost of $1,859,933 and $1,707,195, respectively)	1,785,207	1,641,915
Investments, at fair value (amortized cost of $2,515,538 and $2,428,903, respectively)	2,394,083	2,311,281
Cash and cash equivalents	189,270	150,412
Interest and dividends receivable	28,608	22,772
Receivable for unsettled trades	4,293	1,404
Prepaid expenses and other assets	52	4,886
Total assets	$2,616,306	$2,490,755

LIABILITIES
Debt (net of deferred financing costs of $5,013 and $7,530, respectively)	$910,484	$834,708
Stockholder distributions payable	13,516	13,213
Management fees payable	9,571	9,532
Subordinated income incentive fees payable	3,137	—
Accounts payable and accrued expenses	8,454	8,486
Payable for unsettled trades	74,020	6,683
Interest and credit facility fees payable	9,606	6,507
Payable for common stock repurchases	57,651	924
Due to affiliate, net	—	197
Directors fees payable	133	20
Total liabilities	$1,086,572	$880,270
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 shares authorized, 177,120,791 and 179,142,028 shares issued and outstanding, respectively	177	179
Additional paid in capital	1,729,865	1,737,893
Accumulated under (over) distributed net investment income	48,944	(7,656)
Accumulated under (over) distributed net realized gains	(129,161)	(3,405)
Net unrealized depreciation, net of deferred taxes	(122,912)	(120,645)
Total net assets attributable to Business Development Corporation of America	1,526,913	1,606,366
Net assets attributable to non-controlling interest	2,821	4,119
Total net assets	1,529,734	1,610,485

Total liabilities and net assets	$2,616,306	$2,490,755

Net asset value per share attributable to Business Development Corporation of America	$8.62	$8.97
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2016	2015	2014
Investment income:
Interest from investments
Control investments	$27,140	$18,451	$5,076
Affiliate investments	41,485	38,781	39,510
Non-control/non-affiliate investments	149,736	128,339	83,172
Total interest from investments	218,361	185,571	127,758
Interest from cash and cash equivalents	257	58	25
Total interest income	218,618	185,629	127,783
Other income	11,040	10,217	10,498
Total investment income	229,658	195,846	138,281

Operating expenses:
Management fees	38,121	35,994	24,926
Subordinated income incentive fees	17,906	10,145	9,929
Capital gains incentive fees	—	—	(2,664)
Interest and credit facility financing expenses	37,327	26,467	11,057
Professional fees	6,357	6,777	5,956
Other general and administrative	7,059	4,590	3,060
Administrative services	811	966	770
Insurance	184	210	221
Directors fees	756	75	74
Expenses before expense waivers	108,521	85,224	53,329
Waiver of management and incentive fees	—	(3,534)	(1,335)
Total expenses net of expense waivers	108,521	81,690	51,994

Income tax expense, including excise tax	1,140	—	—

Net investment income (loss) attributable to non-controlling interests	19	—	(68)

Net investment income	119,978	114,156	86,355

Realized and unrealized gain (loss) on investments and total return swap:
Net realized gain (loss) from investments
Control investments	—	(51)	(79)
Affiliate investments	(11,988)	276	7,785
Non-control/non-affiliate investments	(11,321)	(579)	1,688
Total net realized gain (loss) from investments	(23,309)	(354)	9,394
Net realized gain from total return swap	—	—	14,552
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	(40,638)	19,207	8,466
Affiliate investments	48,182	(68,777)	(10,858)
Non-control/non-affiliate investments	(11,127)	(53,652)	(24,529)
Total net change in unrealized depreciation on investments, net of deferred taxes	(3,583)	(103,222)	(26,921)

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2016	2015	2014
Net change in unrealized depreciation on total return swap	—	—	(3,180)
Net realized and unrealized loss on investments and total return swap before non-controlling interests, net of deferred taxes	(26,892)	(103,576)	(6,155)
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	1,316	(2,527)	(660)

Net realized and unrealized loss on investments and total return swap	(25,576)	(106,103)	(6,815)

Net increase in net assets resulting from operations	$94,402	$8,053	$79,540

Per share information - basic and diluted
Net investment income	$0.67	$0.66	$0.71
Net increase in net assets resulting from operations	$0.52	$0.05	$0.65
Weighted average shares outstanding	180,215,713	172,208,186	122,154,778

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2016	2015	2014
Operations:
Net investment income	$119,978	$114,156	$86,355
Net realized gain (loss) from investments	(23,309)	(354)	9,394
Net realized gain from total return swap	—	—	14,552
Net change in unrealized depreciation on investments, net of deferred taxes	(3,583)	(103,222)	(26,921)
Net change in unrealized depreciation on total return swap	—	—	(3,180)
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	1,316	(2,527)	(660)
Net increase in net assets from operations	94,402	8,053	79,540
Stockholder distributions:
Distributions from net investment income	(119,978)	(130,846)	(86,355)
Distributions from net realized gain from investments and total return swap	—	(2,509)	(19,944)
Return of capital	(36,456)	(16,264)	—
Net decrease in net assets from stockholder distributions	(156,434)	(149,619)	(106,299)
Capital share transactions:
Issuance of common stock, net of issuance costs	10,000	165,527	888,579
Reinvestment of stockholder distributions	58,424	70,033	48,569
Repurchases of common stock	(85,844)	(21,459)	(4,462)
Net increase (decrease) in net assets from capital share transactions	(17,420)	214,101	932,686
Total increase (decrease) in net assets, before non-controlling interest	(79,452)	72,535	905,927
Increase (decrease) in non-controlling interest	(1,299)	2,527	1,593
Total increase (decrease) in net assets	(80,751)	75,062	907,520
Net assets at beginning of year	1,610,485	1,535,423	627,903
Net assets at end of year	$1,529,734	$1,610,485	$1,535,423

Net asset value per common share attributable to Business Development Corporation of America	$8.62	$8.97	$9.74
Common shares outstanding at end of year	177,120,791	179,142,028	157,534,040

Accumulated under (over) distributed net investment income	$48,944	$(7,656)	$7,710
Accumulated under (over) distributed realized gains	$(129,161)	$(3,405)	$(539)

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2016	2015	2014
Operating activities:
Net increase in net assets resulting from operations	$94,402	$8,053	$79,540
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Paid-in-kind interest income	(12,412)	(19,904)	(2,896)
Net accretion of discount on investments	(6,898)	(5,231)	(2,830)
Amortization of deferred financing costs	3,122	2,683	1,186
Sales and repayments of investments	587,893	678,166	1,284,029
Purchases of investments	(678,527)	(1,150,263)	(2,514,658)
Net realized (gain) loss from investments	23,309	354	(9,394)
Net unrealized depreciation on investments, gross of deferred taxes	3,833	102,588	24,533
Net unrealized depreciation on total return swap	—	—	3,180
(Increase) decrease in operating assets:
Cash collateral on deposit with custodian	—	—	76,874
Interest and dividends receivable	(5,836)	(308)	(14,199)
Receivable due on total return swap	—	—	4,053
Prepaid expenses and other assets	4,834	(3,094)	(789)
Receivable for unsettled trades	(2,889)	32,342	2,412
Increase (decrease) in operating liabilities:
Payable for unsettled trades	67,337	5,998	(66,318)
Management and incentive fees payable	3,176	(1,185)	2,649
Interest and credit facility fees payable	3,099	3,121	2,671
Accounts payable and accrued expenses	(32)	1,744	6,143
Directors fees payable	113	2	18
Net cash provided by (used in) operating activities	84,524	(344,934)	(1,123,796)

Financing activities:
Proceeds from issuance of shares of common stock, net	10,000	165,527	888,579
Repurchases of common stock	(85,844)	(21,459)	(4,462)
Decrease (increase) in deferred offering costs receivable	—	3,274	(2,017)
Proceeds from debt	195,513	456,250	543,026
Payments on debt	(122,571)	(232,830)	(57,000)
Payable for common stock repurchases	56,727	252	584
Payments of financing cost	(288)	(5,696)	(3,319)
Payments to (proceeds from) affiliate	(197)	(1,411)	1,410
Stockholder distributions	(97,708)	(77,959)	(50,721)
Increase (decrease) in non-controlling interest	(1,298)	2,526	1,593
Net cash provided by (used in) financing activities	(45,666)	288,474	1,317,673

Net increase (decrease) in cash and cash equivalents	38,858	(56,460)	193,877
Cash and cash equivalents, beginning of year	150,412	206,872	12,995

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2016	2015	2014
Cash and cash equivalents, end of year	$189,270	$150,412	$206,872
Supplemental information:
Interest paid during the period	$30,977	$20,612	$7,305
Taxes, including excise tax, paid during the period	$1,300	$257	$174
Distributions reinvested	$58,424	$70,033	$48,569

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2016

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)

Senior Secured First Lien Debt - 106.6% (b)
Abaco Systems Holding Corp. (i)	Business Services	L+6.00% (7.00%), 12/7/2021	$23,940	$23,462	$23,461	1.5%
Ability Networks Inc. (j)	Health Care Providers & Services	L+5.00% (6.00%), 5/14/2021	13,712	13,631	13,712	0.9%
Adams Publishing Group, LLC (i)	Media	P+4.25% (8.00%), 11/3/2020	15,178	14,904	15,178	1.0%
Affinion Group, Inc. (j)	Business Services	L+5.25% (6.75%), 4/30/2018	9,974	9,827	9,910	0.6%
Amports, Inc. (m)	Transportation Infrastructure	L+8.14% (9.14%), 5/19/2020	15,000	14,936	14,775	1.0%
Amteck, LLC (f) (i)	Commercial Services & Supplies	L+8.50% (9.50%), 7/2/2020	23,438	23,063	22,852	1.5%
Answers Corporation (i) (j) (t)	Internet Software & Services	P+6.25% (10.00%), 10/3/2021	34,475	33,589	17,065	1.1%
AP Gaming I, LLC (i) (j)	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 12/20/2020	30,353	30,148	30,150	2.0%
APCO Holdings (i)	Diversified Consumer Services	L+6.00% (7.00%), 1/29/2022	8,868	8,632	8,646	0.6%
Applied Merchant Systems West Coast, Inc. (m)	Diversified Financial Services	L+11.50% (12.50%), 10/26/2020	26,122	25,714	25,599	1.7%
Ascensus, Inc. (j)	IT Services	L+4.50% (5.50%), 12/3/2022	17,831	16,915	17,786	1.2%
Asurion LLC (j)	IT Services	L+3.75% (4.75%), 11/3/2023	249	248	253	—%
Avaya, Inc. Term Loan B-3 (j)	Communications Equipment	L+4.50% (5.39%), 10/26/2017	9,685	8,784	8,384	0.5%
Avaya, Inc. Term Loan B-6 (j)	Communications Equipment	L+5.50% (6.50%), 3/31/2018	8,457	8,461	7,353	0.5%
Avaya, Inc. Term Loan B-7 (i) (j)	Communications Equipment	L+5.25% (6.25%), 5/29/2020	9,793	9,725	8,489	0.5%
AxleTech International, LLC (i)	Machinery	L+6.50% (7.50%), 1/5/2021	19,600	19,467	18,914	1.2%
Basho Technologies, Inc. (d) (l) (t)	Software	17.00%, 3/9/2018	10,595	10,294	3,814	0.2%
Basho Technologies, Inc. (d) (t)	Software	17.00%, 3/31/2017	2,550	2,550	918	0.1%
BDS Solutions Group, LLC (f) (i) (m)	Business Services	L+8.75% (9.59%), 6/1/2021	36,830	36,094	36,830	2.4%
Blount International, Inc. (j)	Machinery	L+6.25% (7.25%), 4/12/2023	12,469	12,128	12,578	0.8%
Broder Bros, Co. (m)	Distributors	L+5.75% (7.00%), 6/3/2021	7,275	7,158	7,275	0.5%
Broder Bros, Co. (m)	Distributors	L+12.25% (13.50%), 6/3/2021	7,350	7,232	7,350	0.5%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (l) (o) (t)	Food Products	L+12.50% (13.50%), 4/28/2019	56,470	50,053	19,708	1.3%
Catapult Learning, LLC (i) (m)	Diversified Consumer Services	L+7.99% (8.99%), 7/16/2020	27,500	27,109	26,537	1.7%
CCW, LLC (f) (i)	Hotels, Restaurants & Leisure	L+7.00% (8.00%), 3/21/2021	24,625	24,268	24,379	1.6%
Central Security Group, Inc. (i) (j)	Commercial Services & Supplies	L+5.63% (6.63%), 10/6/2020	25,554	25,200	25,458	1.7%
CH Hold Corp. (f) (i)	Diversified Consumer Services	L+5.25% (6.25%), 11/20/2019	16,572	16,434	16,531	1.1%
Chicken Soup for the Soul Publishing, LLC (i)	Media	L+6.25% (7.50%), 1/8/2019	28,543	28,331	27,116	1.8%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2016

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Clover Technologies Group, LLC (j)	Commercial Services & Supplies	P+3.50% (7.25%), 5/8/2020	$14,012	$13,935	$13,265	0.9%
Contura Energy Inc.	Energy Equipment & Services	10.00%, 8/1/2021	10,000	10,534	10,650	0.7%
ConvergeOne Holdings Corp. (j)	Diversified Consumer Services	L+5.38% (6.38%), 6/17/2020	16,601	16,470	16,518	1.1%
Covenant Surgical Partners	Health Care	(8.75%), 8/1/2019	10,000	9,457	9,675	0.6%
Cvent, Inc. (j)	Internet Software & Services	L+5.00% (6.00%), 11/29/2023	10,000	9,900	10,075	0.7%
Danish CRJ LTD. (a) (p)	Aerospace & Defense	13.50%	20	7	20	—%
DigiCert, Inc (j)	Internet Software & Services	L+5.00% (6.00%), 10/21/2021	10,890	10,627	10,836	0.7%
Doskocil Manufacturing Company, Inc. (m)	Household Durables	L+8.40% (9.40%), 11/10/2020	15,000	14,797	15,000	1.0%
Eagle Rx, LLC (i)	Health Care Providers & Services	L+6.00% (7.00%), 8/15/2019	14,533	14,495	14,533	1.0%
ECI Acquisition Holdings, Inc. (i)	Internet Software & Services	L+6.25% (7.25%), 3/11/2019	12,775	12,738	12,584	0.8%
Emergency Communications Network, LLC (m)	Internet Software & Services	L+10.08% (11.33%), 6/12/2021	19,750	19,530	19,552	1.3%
ERG Holding Company (i) (m)	Health Care Providers & Services	L+6.75% (8.00%), 4/4/2019	34,650	34,194	34,130	2.2%
Excelitas Technologies Corp. (j)	Electronic Equipment, Instruments & Components	L+5.00% (6.00%), 11/2/2020	13,761	13,714	13,451	0.9%
Genesys Telecommunications Laboratories, Inc. (j)	Diversified Telecommunication Services	L+5.25% (6.25%), 12/1/2023	25,000	24,628	25,422	1.7%
Greenwave Holdings, Inc. (l)	Internet Software & Services	13.00%, 7/8/2019	15,693	15,543	15,693	1.0%
GTCR Valor Companies, Inc. (j)	Software	L+6.00% (7.00%), 6/16/2023	24,875	23,956	24,587	1.6%
HC Group Holdings III, Inc. (j)	Health Care	L+5.00% (6.00%), 4/7/2022	14,932	14,665	14,298	0.9%
Icynene US Acquisition Corp. (f) (i) (m)	Building Products	L+6.25% (7.25%), 11/4/2020	21,286	21,012	21,286	1.4%
Icynene US Acquisition Corp. (f)	Building Products	L+6.25% (7.25%), 11/4/2019	1,000	1,000	1,000	0.1%
ILC Dover LP (i) (l)	Aerospace & Defense	L+9.00% (10.00%), 3/20/2020	14,101	14,064	11,986	0.8%
Indivior Finance S.A.R.L. (j)	Health Care	L+6.00% (7.00%), 12/19/2019	9,244	9,244	9,279	0.6%
InMotion Entertainment Group, LLC (f) (i)	Specialty Retail	L+7.75% (9.00%), 10/1/2018	14,450	14,328	14,450	0.9%
IPC Corp. (j)	Diversified Telecommunication Services	L+4.50% (5.50%), 8/6/2021	9,187	9,040	8,796	0.6%
Jackson Hewitt, Inc. (j)	Diversified Consumer Services	L+7.00% (8.00%), 7/30/2020	6,860	6,810	6,577	0.4%
K2 Pure Solutions NoCal, L.P. (i)	Chemicals	L+6.00% (7.00%), 8/19/2019	6,500	6,442	6,500	0.4%
Kahala Ireland OpCo Designated Activity Company (a) (d) (l) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	149,409	149,409	149,409	9.8%
Kahala US OpCo LLC (d) (l) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	2,690	2,690	2,690	0.2%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2016

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Kissner HLD	Chemicals	8.38%, 12/1/2022	$9,960	$9,942	$10,060	0.7%
Land Holdings I, LLC (m)	Hotels, Restaurants & Leisure	12.00%, 6/26/2019	14,250	14,108	14,250	0.9%
LenderLive Services, LLC	Business Services	L+12.00% (12.69%), 8/11/2020	10,000	9,819	9,800	0.6%
Lightsquared LP (l)	Diversified Telecommunications Services	L+8.75% (9.75%), 6/15/2020	10,246	9,371	9,529	0.6%
MCS AMS Sub-Holdings LLC (j)	Real Estate Management & Development	L+6.50% (7.50%), 10/15/2019	11,906	11,701	11,073	0.7%
Medical Depot Holdings, Inc. (i)	Health Care	L+5.50% (6.50%), 1/3/2023	20,278	18,453	18,504	1.2%
Metal Services LLC (j)	Metals & Mining	L+7.50% (8.50%), 6/30/2019	10,917	10,783	10,944	0.7%
MMM Holdings, LLC (j) (l)	Health Care	L+8.25% (9.75%), 6/28/2019	7,153	7,072	6,938	0.5%
Monitronics International, Inc. (j)	Diversified Consumer Services	L+5.50% (6.50%), 9/30/2022	2,993	2,978	3,018	0.2%
Montreign Operating Company, LLC (m)	Hotels, Restaurants, & Leisure	L+8.25% (9.25%), 1/24/2023	25,000	24,500	25,187	1.6%
Motion Recruitment Partners, LLC (f) (i)	Professional Services	L+6.00% (7.00%), 2/13/2020	18,000	17,733	18,000	1.2%
Motorsports Aftermarket Group, Inc. (i) (j)	Auto Components	L+4.00% (5.00%), 5/14/2021	26,309	24,914	12,716	0.8%
MSO of Puerto Rico, LLC (j) (l)	Health Care	L+8.25% (9.75%), 6/28/2019	5,200	5,142	5,044	0.3%
Murray Energy Holdings Co.	Energy Equipment & Services	L+7.25% (8.25%), 4/16/2020	9,974	9,222	9,506	0.6%
MWI Holdings, Inc. (j)	Machinery	L+5.50% (6.50%), 6/28/2020	9,950	9,862	9,950	0.6%
National Technical Systems, Inc. (f) (i)	Professional Services	L+6.25% (7.25%), 6/12/2021	19,326	19,072	18,359	1.2%
New Star Metals Inc. (l)	Business Services	L+9.50% (11.00%), 12/22/2021	32,707	32,020	32,023	2.1%
NexSteppe Inc. (l)	Chemicals	15.00%, 3/30/2018	10,741	10,444	8,056	0.5%
Noosa Acquirer, Inc. (i) (m)	Food Products	L+5.25% (6.25%), 11/21/2020	25,000	24,756	25,000	1.6%
North Atlantic Trading Company, Inc. (i) (j)	Food Products	P+5.50% (9.25%), 1/13/2020	17,331	17,304	17,158	1.1%
NTM Acquisition Corp. (i)	Media	L+6.25% (7.25%), 6/7/2022	12,431	12,260	12,245	0.8%
Orchid Underwriters Agency, LLC (f) (m)	Insurance Broker	10.00%, 11/6/2019	13,955	13,806	13,955	0.9%
Otter Box Holdings, Inc. (j)	Electronic Equipment, Instruments & Components	L+4.75% (5.75%), 6/3/2020	14,797	14,591	14,612	1.0%
PeopLease Holdings, LLC (i)	Commercial Services & Supplies	L+9.00% (10.00%), 2/26/2021	20,000	19,832	20,000	1.3%
PGX Holdings, Inc. (j)	Transportation Infrastructure	L+5.25% (6.25%), 9/29/2020	13,172	13,071	13,148	0.9%
Plaskolite, LLC (j)	Chemicals	L+4.75% (5.75%), 11/3/2022	8,693	8,623	8,693	0.6%
Premier Dental Services, Inc. (i) (j)	Health Care Providers & Services	L+6.50% (7.50%), 11/1/2018	22,488	22,440	22,319	1.5%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2016

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Premier Global Services, Inc. (j)	Diversified Telecommunication Services	L+6.50% (7.50%), 12/8/2021	$9,871	$9,528	$9,606	0.6%
Pre-Paid Legal Services, Inc. (j)	Diversified Consumer Services	L+5.25% (6.50%), 7/1/2019	13,009	13,006	13,021	0.9%
Pride Plating, Inc. (i)	Aerospace & Defense	L+5.50% (6.50%), 6/13/2019	7,188	7,153	6,864	0.4%
PSKW, LLC (i)	Health Care Providers & Services	L+4.25% (5.25%), 11/25/2021	2,025	2,008	2,005	0.1%
PSKW, LLC (m)	Health Care Providers & Services	L+8.39% (9.39%), 11/25/2021	17,750	17,460	17,217	1.1%
PT Network, LLC (f) (i)	Health Care	L+6.50% (7.50%), 11/30/2021	17,105	16,858	16,934	1.1%
Pure Barre, LLC (f) (i) (m)	Hotels, Restaurants & Leisure	L+7.00% (8.00%), 6/11/2020	27,823	27,444	27,545	1.8%
Resco Products, Inc. (i)	Metals & Mining	P+4.75% (8.50%), 3/31/2017	10,000	10,000	9,200	0.6%
RVNB Holdings, Inc. (dba All My Sons Moving & Storage) (f) (i)	Diversified Consumer Services	L+6.50% (7.50%), 2/25/2020	21,733	21,449	21,733	1.4%
Sage Automotive Holdings, Inc. (j)	Auto Components	L+5.00% (6.00%), 10/8/2020	15,000	14,851	14,850	1.0%
SHO Holding II Corporation (j)	Specialty Retail	L+5.00% (6.00%), 10/27/2022	11,880	11,779	11,821	0.8%
Squan Holding Corp.	Diversified Telecommunication Services	L+4.00% (5.00%), 10/10/2019	10,455	6,903	6,895	0.5%
STG-Fairway Acquisitions, Inc. (j)	Professional Services	L+5.25% (6.25%), 6/30/2022	13,359	13,199	13,042	0.9%
Stratose Intermediate Holdings II, LLC (j)	Health Care Providers & Services	L+5.00% (6.00%), 1/26/2022	9,900	9,816	9,937	0.6%
SunGard Availability Services Capital, Inc. (j)	IT Services	L+5.00% (6.00%), 3/31/2019	8,741	8,700	8,443	0.6%
Tax Defense Network, LLC (f) (i) (m)	Diversified Consumer Services	L+10.50% (11.50%), 8/28/2019	26,650	26,354	18,388	1.2%
Total Outdoor Holdings Corp.	Media	L+11.00% (12.00%), 8/28/2019	12,900	12,762	12,900	0.8%
Trojan Battery Company, LLC (j)	Auto Components	P+3.75% (7.50%), 6/12/2021	10,586	10,517	10,507	0.7%
Turning Tech LLC (f) (i)	Software	L+10.75% (11.59%), 6/30/2020	24,976	24,668	24,102	1.6%
Twenty Eighty, Inc. (j) (m)	Media	P+5.00% (8.75%), 9/30/2019	21,926	20,989	7,975	0.5%
United Central Industrial Supply Company, LLC (i) (j)	Commercial Services & Supplies	L+7.25% (8.50%), 10/9/2018	8,640	8,590	6,890	0.5%
VCVH Holding Corp. (j)	Health Care	L+5.00% (6.00%), 6/1/2023	12,935	12,816	12,854	0.8%
VetCor Professional Practices LLC (i)	Diversified Consumer Services	L+6.25% (7.25%), 4/20/2021	14,808	14,696	14,512	0.9%
Xplornet Communications, Inc. (a) (j)	Diversified Telecommunication Services	L+6.00% (7.00%), 7/25/2020	9,975	9,882	10,050	0.7%
Sub Total Senior Secured First Lien Debt				$1,726,833	$1,630,661	106.6%

Senior Secured Second Lien Debt - 17.1% (b)
Anchor Glass Container Corporation	Containers & Packaging	L+7.75% (8.75%), 12/7/2024	$20,000	$19,801	$20,325	1.3%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2016

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Appriss Holdings, Inc. (m)	IT Services	L+9.25% (10.25%), 5/21/2021	$13,985	$13,839	$13,775	0.9%
Asurion LLC (j)	IT Services	L+7.50% (8.50%), 3/3/2021	10,000	9,320	10,156	0.7%
Boston Market Corporation (m)	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 12/16/2018	24,351	24,196	24,107	1.6%
BrandMuscle Holdings Inc. (m)	Internet Software & Services	L+8.50% (9.50%), 6/1/2022	24,500	24,091	24,500	1.6%
Cayan Holdings (m)	IT Services	L+8.50% (9.50%), 3/24/2022	20,000	19,579	19,600	1.3%
CDS U.S. Intermediate Holdings, Inc. (m)	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 7/8/2023	4,800	4,680	4,668	0.3%
CIG Financial, LLC (a) (f) (m)	Consumer Finance	10.50%, 6/30/2019	13,000	12,935	12,415	0.8%
CREDITCORP	Consumer Finance	12.00%, 7/15/2018	13,250	13,217	10,401	0.7%
Epic Health Services, Inc. (m)	Health Care Providers & Services	L+9.25% (10.25%), 8/17/2021	15,933	15,703	15,933	1.0%
J. C. Bromac Corporation (dba EagleRider, Inc.) (f) (m)	Hotels, Restaurants & Leisure	L+8.75% (9.59%), 2/10/2021	6,950	6,887	6,776	0.4%
Linc Energy Finance USA, Inc. (t)	Oil, Gas & Consumable Fuels	12.50%, 10/31/2017	9,000	8,914	—	—%
NCP Finance Limited Partnership (j)	Consumer Finance	L+9.75% (11.00%), 10/1/2018	12,145	12,109	11,386	0.7%
Rx30 HoldCo, Inc. (m)	Health Care Technology	L+9.00% (10.00%), 6/15/2022	11,500	11,320	11,500	0.8%
Schulman Associates Institutional Review Board, Inc. (m)	Life Sciences Tools & Services	L+8.00% (9.00%), 6/3/2021	17,000	16,768	16,745	1.1%
Stratose Intermediate Holdings II, LLC (m)	Health Care Providers & Services	L+9.50% (10.50%), 7/26/2022	30,000	29,593	30,000	2.0%
U.S. Auto (m)	Diversified Consumer Services	L+11.75% (12.75%), 6/8/2020	30,000	29,561	29,700	1.9%
Sub Total Senior Secured Second Lien Debt				$272,513	$261,987	17.1%

Subordinated Debt - 5.3% (b)
Gold, Inc. (m)	Textiles, Apparel & Luxury Goods	10.00%, 6/30/2019	$7,003	$6,924	$5,953	0.4%
Park Ave RE Holdings, LLC (d) (l) (o)	Real Estate Management & Development	L+8.00% (13.00%), 12/29/2017	37,192	37,192	37,192	2.4%
Steel City Media (l)	Media	16.00%, 3/29/2020	21,418	21,146	20,561	1.4%
Xplornet Communications, Inc. (a) (l)	Diversified Telecommunication Services	13.00%, 10/25/2020	14,591	14,591	15,102	1.0%
Zimbra, Inc. (t)	Software	12.00%, 7/10/2018	1,203	1,203	1,732	0.1%
Sub Total Subordinated Debt				$81,056	$80,540	5.3%

Collateralized Securities - 16.3% (b)
Collateralized Securities - Debt Investment
Fifth Street Senior Loan Fund I, LLC - 1A Class F (a) (p)	Diversified Investment Vehicles	L+7.50% (8.38%), 1/19/2027	$10,728	$9,100	$8,455	0.5%
Collateralized Securities - Equity Investment
B&M CLO 2014-1, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	7.71%, 4/16/2026	$40,250	$20,331	$16,772	1.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2016

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
CVP Cascade CLO, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	0.04%, 1/16/2026	$31,000	$10,552	$8,868	0.6%
CVP Cascade CLO-2, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	4.80%, 7/18/2026	35,250	13,667	11,593	0.8%
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	13.83%, 1/19/2027	31,575	22,079	20,579	1.3%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	4.65%, 1/15/2027	35,057	19,941	16,101	1.1%
MidOcean Credit CLO II, LLC (a) (p) (v)	Diversified Investment Vehicles	7.44%, 1/29/2025	37,600	23,092	22,419	1.5%
MidOcean Credit CLO III, LLC (a) (p) (v)	Diversified Investment Vehicles	11.89%, 7/21/2026	40,250	23,998	23,341	1.5%
MidOcean Credit CLO IV, LLC (a) (p) (v)	Diversified Investment Vehicles	13.77%, 4/15/2027	21,500	15,160	15,505	1.0%
NewStar Arlington Senior Loan Program LLC Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	23.61%, 7/25/2025	31,603	23,795	24,491	1.6%
Ocean Trails CLO V, LTD. (a) (p) (v)	Diversified Investment Vehicles	14.78%, 10/13/2026	40,518	28,222	29,144	1.9%
OFSI Fund VI, Ltd. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	13.59%, 3/20/2025	38,000	19,012	17,354	1.1%
Related Fee Agreements (a) (s)	Diversified Investment Vehicles		—	11,345	10,390	0.7%
Silver Spring CLO, Ltd. (a) (p) (v)	Diversified Investment Vehicles	0.26%, 10/16/2026	31,500	18,676	12,007	0.8%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	6.99%, 5/1/2026	36,000	15,806	12,563	0.8%
Sub Total Collateralized Securities				$274,776	$249,582	16.3%

Equity/Other - 11.2% (b)
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant (e)	Software	Expire 3/9/2025	306,122	$—	$—	—%
Basho Technologies, Inc. - Series G Senior Preferred Stock (e)	Software		2,040,816	2,000	—	—%
Capstone Nutrition Common Stock (fka Integrity Nutraceuticals, Inc.) (e) (o)	Food Products		6,023	1,630	—	—%
Capstone Nutrition Class B and C Common Stock (fka Integrity Nutraceuticals, Inc.) (e) (o) (u)	Food Products		24,656	—	—	—%
Carlyle GMS Finance, Inc. (a) (f)	Diversified Investment Vehicles		$6,587	6,587	6,273	0.4%
Danish CRJ LTD. (a) (e) (p) (r)	Aerospace & Defense		10,000	1	407	—%
Evolution Research Group - Preferred Equity (e)	Health Care Providers & Services	8.00%	200	500	610	—%
Greenwave Holdings, Inc. - Series C Preferred Stock Warrant (e)	Internet Software & Services	Expire 8/16/2025	172,414	—	19	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2016

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Kahala Ireland OpCo Designated Activity Company - Common Equity (a) (e) (h) (o)	Aerospace & Defense		137	$—	$8,180	0.5%
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (a) (e) (h) (o)	Aerospace & Defense		3,250,000	2,900	3,250	0.2%
Kahala US OpCo LLC - Class A Preferred Units (e) (k) (o)	Aerospace & Defense	13.00%	4,413,472	4,193	4,000	0.3%
New Star Metals Inc. (l)	Business Services	Expire 12/22/2036	133,074	201	201	—%
NexSteppe Inc. Series C Preferred Stock Warrant (e)	Chemicals	Expire 3/9/2025	185,704	500	43	—%
NMFC Senior Loan Program I, LLC (a) (p)	Diversified Investment Vehicles		$50,000	50,000	47,057	3.1%
Orchid Underwriters Agency, LLC - Preferred Shares (e) (u)	Insurance Broker		5,000	500	659	—%
Orchid Underwriters Agency, LLC - Common Shares (e) (u)	Insurance Broker		5,000	—	304	—%
Park Ave RE Holdings, LLC - Common Shares (e) (o) (w)	Real Estate Management & Development		1,000	—	6,564	0.4%
Park Ave RE Holdings, LLC - Preferred Shares (o) (w)	Real Estate Management & Development	8.00%	47,290	$23,645	$23,645	1.6%
PennantPark Credit Opportunities Fund II, LP (a) (f) (g) (p)	Diversified Investment Vehicles		$9,943	9,943	9,788	0.7%
South Grand MM CLO I, LLC (a) (f) (p)	Diversified Investment Vehicles		$29,095	29,095	28,382	1.9%
Squan Holding Corp. - Class A Common Stock (e) (p)	Diversified Telecommunication Services		180,835	—	—	—%
Squan Holding Corp. - Series A Preferred Stock (e) (p)	Diversified Telecommunication Services		8,962	—	—	—%
Tax Defense Network, LLC (e)	Diversified Consumer Services		396	425	—	—%
Tennenbaum Waterman Fund, L.P. (a)	Diversified Investment Vehicles		$10,000	10,000	10,169	0.7%
The SAVO Group, Ltd. - Warrants (e)	Internet Software & Services	Expire 3/23/2023	138,000	—	—	—%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		$13,990	13,990	12,850	0.9%
U.S. Auto Series A Common Units (e) (u)	Diversified Consumer Services		10,000	10	27	—%
U.S. Auto Series A Preferred Units (e) (u)	Diversified Consumer Services		490	490	572	—%
World Business Lenders, LLC (e)	Consumer Finance		922,669	3,750	4,441	0.3%
Xplornet Communications, Inc. - Warrants (a) (e)	Diversified Telecommunication Services	Expire 10/25/2023	10,284	$—	$3,647	0.2%
Zimbra, Inc. - Warrants (Third Lien Bridge Note) (e)	Software	Expire 7/11/2023	1,000,000	—	225	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2016

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Sub Total Equity/Other				$160,360	$171,313	11.2%

TOTAL INVESTMENTS - 156.5% (b)				$2,515,538	$2,394,083	156.5%
_____________

(a)
All of the Company's investments, except the investments noted by this footnote, are in eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). Eligible assets represent 77.9% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.

(b)	Percentages are based on net assets of $1,529,734 as of December 31, 2016.

(c)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act. (See Note 3 to the consolidated financial statements).

(d)	As of the date of election, the portfolio company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be payment-in-kind (“PIK”).

(e)	Non-income producing at December 31, 2016.
(f)The Company has various unfunded commitments to portfolio companies. The remaining amount of these unfunded commitments as of December 31, 2016 are comprised of the following:

Portfolio Company Name	Investment Type	Commitment Type	Original Commitment	Remaining Commitment
Amteck, LLC	Senior Secured First Lien Debt	Revolver term loan	$5,000	$5,000
BDS Solutions Group, LLC	Senior Secured First Lien Debt	Revolver term loan	3,000	3,000
Carlyle GMS Finance, Inc.	Equity/Other	Equity capital commitment	10,000	3,413
CCW, LLC	Senior Secured First Lien Debt	Revolver term loan	3,000	3,000
CH Hold Corp.	Senior Secured First Lien Debt	Delayed draw term loan	2,175	706
CIG Financial, LLC	Senior Secured Second Lien Debt	Delayed draw term loan	5,000	5,000
Icynene US Acquisition Corp.	Senior Secured First Lien Debt	Delayed draw term loan	5,000	5,000
Icynene US Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	5,000	4,000
InMotion Entertainment Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,200	1,843
J. C. Bromac Corporation (dba EagleRider, Inc.)	Senior Secured Second Lien Debt	Delayed draw term loan	5,000	5,000
Motion Recruitment Partners, LLC	Senior Secured First Lien Debt	Revolver term loan	2,000	2,000
National Technical Systems, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	5,000	5,000
Orchid Underwriters Agency, LLC	Senior Secured First Lien Debt	Delayed draw term loan	5,600	5,600
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Equity capital commitment	10,800	538
Pure Barre, LLC	Senior Secured First Lien Debt	Revolver term loan	6,579	6,579
PT Network, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,316	1,316
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	2,500	2,500
RVNB Holdings, Inc. (dba All My Sons Moving & Storage)	Senior Secured First Lien Debt	Revolver term loan	852	852
South Grand MM CLO I, LLC	Equity/Other	Equity capital commitment	35,000	5,476
Tax Defense Network, LLC	Senior Secured First Lien Debt	Delayed draw term loan	5,000	1,000
Turning Tech LLC	Senior Secured First Lien Debt	Revolver term loan	6,000	3,000
Total			$126,022	$69,823

(g)	The investment is subject to a three year lock-up restriction on withdrawals in year 4.

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

December 31, 2016

(k)
The Company's investment is held through the consolidated subsidiaries, Kahala Aviation Holdings, LLC and Kahala Aviation US, Inc. which own 100% of the equity of the operating company, Kahala US OpCo LLC.

(l)For the year ended December 31, 2016, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind (“PIK”):

Portfolio Company	Investment Type	Cash	PIK	All-in Rate	PIK Earned for the year ended December 31, 2016
Basho Technologies, Inc.	Senior Secured First Lien Debt	17.00%	—%	17.00%	$283
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.)	Senior Secured First Lien Debt	—%	13.50%	13.50%	807
CPX Interactive Holdings, LP	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%	315
Greenwave Holdings, Inc.	Senior Secured First Lien Debt	10.00%	3.00%	13.00%	510
ILC Dover LP	Senior Secured First Lien Debt	8.00%	2.00%	10.00%	132
Kahala Ireland OpCo Designated Activity Company	Senior Secured First Lien Debt	—%	13.00%	13.00%	5,827
Kahala US OpCo LLC	Senior Secured First Lien Debt	13.00%	—%	13.00%	87
Lightsquared LP	Senior Secured First Lien Debt	—%	9.75%	9.75%	—
MMM Holdings, LLC	Senior Secured First Lien Debt	9.75%	—%	9.75%	—
MSO of Puerto Rico, LLC	Senior Secured First Lien Debt	9.75%	—%	9.75%	—
New Star Metals Inc.	Senior Secured First Lien Debt	9.00%	2.00%	11.00%	—
NexSteppe Inc.	Senior Secured First Lien Debt	10.00%	5.00%	15.00%	509
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%	—
Steel City Media	Subordinated Debt	12.00%	4.00%	16.00%	840
Taqua, LLC	Senior Secured First Lien Debt	10.50%	3.00%	13.50%	202
The Tennis Channel Holdings, Inc.	Senior Secured First Lien Debt	6.88%	2.00%	8.88%	85
Visionary Integration Professionals, LLC	Subordinated Debt	—%	15.00%	15.00%	1,088
Xplornet Communications, Inc.	Subordinated Debt	—%	13.00%	13.00%	1,727
Total					$12,412

(m)	The Company's investment or a portion thereof is pledged as collateral under the UBS Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

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

(s)
Related Fee Agreements consist of one investment with a fair value of $0.7 million that is classified as a Non-affiliated Investment and six investments with a total fair value of $9.6 million that are classified as Affiliated Investments.

(t)	The investment is on non-accrual status as of December 31, 2016.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2016

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2016:

	At December 31, 2016
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles	$364,101	15.2%
Aerospace & Defense	186,806	7.8
Diversified Consumer Services	175,780	7.3
Health Care Providers & Services	160,396	6.7
Hotels, Restaurants & Leisure	157,062	6.6
Business Services	112,225	4.7
Internet Software & Services	110,324	4.6
Media	95,975	4.0
Health Care	93,526	3.9
Diversified Telecommunication Services	89,047	3.7
Commercial Services & Supplies	88,465	3.7
Real Estate Management & Development	78,474	3.3
IT Services	70,013	2.9
Food Products	61,866	2.6
Software	55,378	2.3
Professional Services	49,401	2.1
Machinery	41,442	1.7
Consumer Finance	38,643	1.6
Auto Components	38,073	1.6
Chemicals	33,352	1.4
Electronic Equipment, Instruments & Components	28,063	1.2
Transportation Infrastructure	27,923	1.2
Specialty Retail	26,271	1.1
Diversified Financial Services	25,599	1.1
Communications Equipment	24,226	1.0
Building Products	22,286	0.9
Containers & Packaging	20,325	0.9
Energy Equipment & Services	20,156	0.8
Metals & Mining	20,144	0.8
Life Sciences Tools & Services	16,745	0.7
Household Durables	15,000	0.6
Insurance	14,918	0.6
Distributors	14,625	0.6
Health Care Technology	11,500	0.5
Textiles, Apparel & Luxury Goods	5,953	0.3
Oil, Gas & Consumable Fuels	—	—
Total	$2,394,083	100.0%

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (ak)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Related Fee Agreements (a) (p) (s)	Diversified Investment Vehicles		$—	$13,805	$12,674	0.8%
Silver Spring CLO, Ltd. (a) (e) (p) (ao)	Diversified Investment Vehicles	10/16/2026	31,500	22,286	12,269	0.8%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (p) (ao)	Diversified Investment Vehicles	8.28%, 5/1/2026	36,000	21,587	13,955	0.9%
Sub Total Collateralized Securities				$335,534	$261,784	16.4%

Equity/Other - 12.6% (b)
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant (e)	Software		$306	$—	$16	—%
Basho Technologies, Inc. - Series G Senior Preferred Stock (e)	Software		$2,000	2,000	2,322	0.1%
Carlyle GMS Finance, Inc. (a) (i)	Diversified Investment Vehicles		$5,274	5,274	4,883	0.3%
CPX Interactive Holdings, LP - Series A Convertible Preferred Shares (e) (u)	Media	8.00%	$6,000	6,000	5,370	0.3%
CPX Interactive Holdings, LP - Warrants (e) (u)	Media		317	1,087	—	—%
Danish CRJ LTD. (a) (e) (p) (r)	Aerospace & Defense		$5	1	1,034	0.1%
Evolution Research Group - Preferred Equity (e)	Health Care Providers & Services	8.00%	$500	500	409	—%
Greenwave Holdings, Inc. - Series C Preferred Stock Warrant (e)	Internet Software & Services		172	—	—	—%
HIG Integrity Nutraceuticals (e) (o) (u)	Food Products		2	1,630	—	—%
Integrity Nutraceuticals (e) (o)	Food Products		25	—	—	—%
Kahala Ireland OpCo Limited - Common Equity (a) (e) (o) (y)	Aerospace & Defense		—	—	29,428	1.8%
Kahala Ireland OpCo Limited - Profit Participating Note (a) (e) (o) (y)	Aerospace & Defense		3,250	3,065	3,250	0.2%
Kahala US OpCo LLC (e) (o) (x)	Aerospace & Defense	13.00%	4,413	4,444	4,136	0.3%
MBLOX Inc. - Warrants (e)	Internet Software & Services		1,531	—	—	—%
NexSteppe Inc. Series C Preferred Stock Warrant (e)	Chemicals		177	500	447	—%
NMFC Senior Loan Program I, LLC (a) (p)	Diversified Investment Vehicles		$50,000	50,000	45,994	3.0%
Orchid Underwriters Agency, LLC - Preferred Shares (e) (u)	Insurance		5	500	684	—%
Orchid Underwriters Agency, LLC - Common Shares (e) (u)	Insurance		5	—	—	—%
Park Ave RE Holdings, LLC - Common Shares (e) (o) (w)	Real Estate Management & Development		1	587	8,115	0.5%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2015

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (ak)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets
Park Ave RE Holdings, LLC - Preferred Shares (o) (w)	Real Estate Management & Development	8.00%	47	$23,645	$23,645	1.5%
PennantPark Credit Opportunities Fund II, LP (a) (g) (p)	Diversified Investment Vehicles		$8,686	8,686	9,082	0.6%
SkyCross Inc. - Warrants (e)	Electronic Equipment, Instruments & Components		2,254	—	—	—%
South Grand MM CLO I, LLC (a) (p) (ag)	Diversified Investment Vehicles		$29,524	29,095	29,155	1.9%
Squan Holding Corp. - Class A Common Stock (e) (u)	Diversified Telecommunication Services		1,150	12	—	—%
Squan Holding Corp. - Series A Preferred Stock (e) (u)	Diversified Telecommunication Services		1	1,139	—	—%
Tax Defense Network, LLC (e) (u)	Diversified Consumer Services		$425	425	888	0.1%
Tennenbaum Waterman Fund, L.P. (a)	Diversified Investment Vehicles		$10,000	10,000	10,338	0.6%
The SAVO Group, Ltd. - Warrants (e)	Internet Software & Services		138	—	—	—%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		$16,902	16,902	16,910	1.0%
U.S. Auto Series A Common Units (e)	Diversified Consumer Services		10	10	237	—%
U.S. Auto Series A Preferred Units (e)	Diversified Consumer Services		1	490	403	—%
Visionary Integration Professionals, LLC - Warrants (e) (u)	IT Services		657	910	—	—%
World Business Lenders, LLC (e)	Consumer Finance		923	3,750	4,733	0.3%
Xplornet Communications, Inc. - Warrants (a) (e)	Diversified Telecommunication Services		10	—	759	—%
Zimbra, Inc. - Warrants (Third Lien Bridge Note) (e)	Software		1,000	—	81	—%
Sub Total Equity/Other				$170,652	$202,319	12.6%

TOTAL INVESTMENTS - 143.7% (b)				$2,428,903	$2,311,281	143.7%
_____________

(a)
All of the Company's investments, except the investments noted by this footnote, are in eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). Eligible assets represent 74.9% of the Company's total assets.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 1 — Organization and Basis of Presentation

Business Development Corporation of America (the “Company”) is an externally managed, non-diversified closed-end management investment company incorporated in Maryland in May 2010 that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“the 1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment activities are managed by BDCA Adviser, LLC (the “Adviser”), a subsidiary of Benefit Street Partners L.L.C. (“BSP”) and supervised by the Company’s board of directors, a majority of whom are independent of the Adviser and its affiliates. As a BDC, the Company is required to comply with certain regulatory requirements.

The Company’s investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. The Company invests primarily in first and second lien senior secured loans and mezzanine debt issued by middle market companies. The Company defines middle market companies as those with annual revenues between $10 million and $1 billion. The Company may also purchase interests in loans through secondary market transactions. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. The Company may invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles (“Collateralized Securities”). Structurally, Collateralized Securities are entities that are formed to manage a portfolio of senior secured loans made to companies whose debt is rated below investment grade or, in limited circumstances, unrated. The senior secured loans within these Collateralized Securities meet specified credit and diversity criteria and are subject to concentration limitations in order to create a diverse investment portfolio. In most cases, companies to whom we provide customized financing solutions will be privately held at the time the Company invests in them.

While the structure of the Company’s investments is likely to vary, we may invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants, CLOs and other instruments, many of which generate current yields. If the Adviser deems appropriate, the Company may invest in more liquid senior secured and second lien debt securities, some of which may be traded. The Company will make such investments to the extent allowed by the 1940 Act and consistent with its continued qualification as a RIC for federal income tax purposes.

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. In order to allow for associated processing time needed, the transfer agent for the Company accepted subscriptions in good order dated on or before April 30, 2015 and received no later than June 30, 2015. As of December 31, 2016, the Company had issued 189.6 million shares of common stock for gross proceeds of $2.0 billion including the shares purchased by affiliates and shares issued under our distribution reinvestment plan (“DRIP”). As of December 31, 2016, the Company had repurchased a cumulative 12.5 million shares of common stock through its share repurchase program for payments of $113.4 million.

The Company intends to co-invest, subject to the conditions included in the exemptive order the Company received from the SEC, with certain of our affiliates. The Company believes that such co-investments may afford it additional investment opportunities and an ability to achieve greater diversification

As a BDC, the Company is generally required to invest at least 70% of our total assets primarily in securities of private and certain U.S. public companies (other than certain financial institutions), cash, cash equivalents and U.S. government securities and other high quality debt investments that mature in one year or less.

The Company is permitted to borrow money from time to time within the levels permitted by the 1940 Act (which generally allows it to incur leverage for up to one half of its assets). The Company has used, and expects to continue to use, its credit facilities and other borrowings, along with proceeds from the rotation of its portfolio and proceeds from private securities offerings to finance its investment objectives.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company consolidates the following subsidiaries for accounting purposes: BDCA Funding I, LLC (“Funding I”), BDCA 2L Funding I, LLC (“2L Funding I”), BDCA-CB Funding, LLC (“CB Funding”), BDCA Helvetica Funding, Ltd. (“Helvetica Funding”), 54th Street Equity Holdings, Inc. and the Consolidated Holding Companies. All significant intercompany balances and transactions have been eliminated in consolidation. In conjunction with the consolidation of subsidiaries, the Company recognizes non-controlling interests attributable to third party ownership in the following Consolidated Holding Companies: Kahala Aviation Holdings, LLC, Kahala Aviation US, Inc., and Kahala LuxCo.

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, any person “who owns beneficially, either directly or through one or more controlled companies, more than 25 per centum of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25 per centum of the voting securities of any company shall be presumed not to control such company”. Using this definition, the Company has determined to treat “Control Investments” as investments in companies in which the Company owns more than 25% of the voting securities, maintains greater than 50% of the board representation or has the power to exercise control over the management or policies of such portfolio company. Consistent with the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments.

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

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12 month period. As of December 31, 2016 and December 31, 2015, offering costs have not been incurred in excess of the 1.5% limit.

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

The Company may fund cash distributions to stockholders from any sources of funds available to the Company, including expense payments from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. The Company has not established limits on the amount of funds it may use from available sources to make distributions. See Note 13 - Income Tax Information and Distributions to Stockholders for additional information.

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

The Company has a number of investments in Collateralized Securities. Interest income from investments in the “equity” class of these Collateralized Securities (in the Company's case, preferred shares or subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC Topic 325-40-35, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash inflows from its equity investments in Collateralized Securities, including the expected principal repayments. The effective yield is determined and updated quarterly.
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

Income Taxes

The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Generally, a RIC is exempt from federal income taxes if it distributes to stockholders at least 90% of ‘‘investment company taxable income,’’ as defined in the Code, each year. Distributions declared prior to the filing of the previous year's tax return and paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its RIC status each year. The Company may be subject to federal excise taxes of 4%. See Note 13 - Income Tax Information and Distributions to Stockholders for additional information.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

New Accounting Pronouncements

In December 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-19, Technical Corrections and Improvements, which includes minor corrections and clarifications that affect a wide variety of topics in the Accounting Standards Codification, including an amendment to Topic 820, Fair Value Measurement, which clarifies the difference between a valuation approach and a valuation technique when applying the guidance of that Topic. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique.  The transition guidance for the Topic 820 amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The guidance is effective for fiscal years, and interim periods within those fiscal years, for all entities beginning after December 15, 2016.  Early application is permitted for any fiscal year or interim period for which the entity’s financial statements have not yet been issued. We are currently evaluating the impact this ASU will have on the Company's consolidated financial position or disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)”, which seeks to reduce diversity in how certain cash payments are presented in the Statement of Cash Flows. Under ASU 2016-15, an entity will need to conform to the presentation as prescribed for eight specific cash flow issues. ASU 2016-15 will be effective for annual and interim reporting periods after December 15, 2017. The application of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606),” which amends the criteria for revenue recognition where an entity enters into contracts with customers to transfer goods or services or where there is a transfer of non-financial assets. Under ASU 2016-10, an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2016-10 will be effective for annual and interim reporting periods after December 15, 2018. The Company does not believe that the adoption of ASU 2016-10 will have any impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. The Company is currently evaluating the impact the adoption of this standard has on its consolidated financial statements and disclosures.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which amends the current consolidation guidance and ends the deferral granted to investment companies from applying the variable interest entity (“VIE”) guidance. The ASU is effective for fiscal periods beginning after December 15, 2015. ASU 2015-02 changes the manner in which a reporting entity assesses one of the five characteristics that determine if an entity is a VIE. Accordingly, the Company adopted this guidance during the quarter ended March 31, 2016 and has evaluated

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

the impact of ASU 2015-02 on its consolidated financial statements and determined that the adoption of ASU 2015-02 did not have a material impact on our consolidated financial statements.

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

All of the Company’s investment portfolio at December 31, 2016 was comprised of debt and equity instruments for which Level 1 inputs, such as quoted prices, were not available. Therefore, at December 31, 2016, the investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at December 31, 2016 may differ materially from values that would have been used had a ready market for the securities existed.

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

The following table presents fair value measurements of investments, by major class, as of December 31, 2016, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$714,562	$916,099	$1,630,661
Senior Secured Second Lien Debt	—	56,936	205,051	261,987
Subordinated Debt	—	—	80,540	80,540
Collateralized Securities	—	—	249,582	249,582
Equity/Other	—	—	56,794	56,794
Other investments measured at net asset value (1)	—	—	—	114,519
Total	$—	$771,498	$1,508,066	$2,394,083
______________

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
______________

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2016:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2015	$1,095,040	$340,563	$92,272	$261,784	$115,112	$1,904,771
Net change in unrealized appreciation (depreciation) on investments	(39,045)	4,506	1,120	48,557	(19,214)	(4,076)
Purchases and other adjustments to cost	255,985	27,416	5,813	162	201	289,577
Sales and redemptions	(241,206)	(118,913)	(7,403)	(60,921)	(4,069)	(432,512)
Net realized gains (losses)	(9,461)	1,538	(11,262)	—	(6,081)	(25,266)
Transfers in	4,252	—	—	—	—	4,252
Transfers out	(149,466)	(50,059)	—	—	(29,155)	(228,680)
Balance as of December 31, 2016	$916,099	$205,051	$80,540	$249,582	$56,794	$1,508,066
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gains (losses):	$(41,722)	$1,653	$(603)	$48,557	$(21,841)	$(13,956)

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

For the year ended December 31, 2016, there were no transfers out of Level 1 to Level 2. For the year ended December 31, 2016, one company was transferred out of Level 2 to Level 3. For the year ended December 31, 2016, seventeen companies were transferred from Level 3 to Level 2 as the number of observable market quotes increased.

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2015:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2014	$672,244	$225,695	$60,930	$364,897	$134,101	$1,457,867
Net change in unrealized appreciation (depreciation) on investments	(25,796)	(15,964)	2,932	(65,713)	21,966	(82,575)
Purchases and other adjustments to cost	674,884	160,542	33,268	56,144	47,346	972,184
Sales and redemptions	(293,559)	(38,472)	(797)	(93,744)	(88,505)	(515,077)
Net realized gains (losses)	2,075	349	(4,061)	200	(296)	(1,733)
Transfers in	256,421	42,663	—	—	500	299,584
Transfers out	(191,229)	(34,250)	—	—	—	(225,479)
Balance as of December 31, 2015	$1,095,040	$340,563	$92,272	$261,784	$115,112	$1,904,771
Unrealized gains (losses) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized gains (losses):	$(25,745)	$(15,874)	$(1,129)	$(65,713)	$22,030	$(86,431)

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

The composition of the Company’s investments as of December 31, 2016, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,726,833	$1,630,661	68.1%
Senior Secured Second Lien Debt	272,513	261,987	10.9
Subordinated Debt	81,056	80,540	3.4
Collateralized Securities	274,776	249,582	10.4
Equity/Other	160,360	171,313	7.2
Total	$2,515,538	$2,394,083	100.0%

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

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2016. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$823,974	Yield Analysis	Market Yield	6.00%	27.00%	10.88%
Senior Secured First Lien Debt (c)	19,708	Joint Venture/Merger Strategy	EBITDA Multiple	6.75x	7.50x	N/A
Senior Secured Second Lien Debt	205,051	Yield Analysis	Market Yield	10.60%	13.60%	11.91%
Subordinated Debt (d)	78,808	Yield Analysis	Market Yield	12.25%	17.25%	14.11%
Collateralized Securities	249,582	Discounted Cash Flow	Discount Rate	7.54%	45.06%	19.84%
Equity/Other (e)	10,279	Market Multiple Analysis	EBITDA Multiple	2.4x	11.2x	7.0x
______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)
Refer to note (c) below for one senior secured first lien debt investment valued using an alternative technique. The remaining $72.4 million of senior secured first lien debt were valued at their respective acquisition prices as the investments closed near year end.

(c)	Weighted average not applicable as this asset category contains one investment.

(d)	The remaining $1.7 million of subordinated debt were valued based on a Monte-Carlo simulation.

(e)
The remaining $46.5 million of equity/other investments consisted of $46.0 million which were valued with consideration of their respective appraisal value, $0.3 million which were based on a Monte-Carlo simulation, and $0.2 million which were valued at their respective acquisition prices as the investment closed near year end.

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

As of December 31, 2016, the Company had six portfolio companies, which represented eight portfolio investments, on non-accrual status with a total principal amount of $136.2 million, amortized cost of $127.6 million, and fair value of $51.2 million which represented 5.0%, 5.1% and 2.1% of the investment portfolio total principal, amortized cost and fair value, respectively. As of December 31, 2015, the Company had three portfolio companies, which represented three portfolio investments, on non-accrual status with a total principal amount of $51.9 million, amortized cost of $51.2 million, and fair value of $33.0 million which represented 2.0%, 2.1% and 1.4% of the investment portfolio total principal, amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding the Company’s non-accrual policy.

Note 4 — Related Party Transactions and Arrangements

The Transaction

On July 19, 2016, American Realty Capital II Advisors, LLC, the former parent of the Adviser, entered into a membership interest purchase agreement with a subsidiary of BSP, pursuant to which BSP acquired all of the outstanding limited liability company interests of the Adviser (the “Transaction”). In connection with the Transaction, the Company amended the Investment Advisory Agreement, effective as of November 1, 2016, to allow the Adviser to serve as investment adviser to the Company following the closing of the Transaction.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement and for the investment advisory and management services provided thereunder, the Company pays the Adviser a base management fee and an incentive fee.

Base Management Fee

The base management fee is calculated at an annual rate of 1.5% of the Company’s average gross assets. The base management fee is payable quarterly in arrears, and is calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. All or any part of the base management fee not taken as to any quarter shall be deferred without interest and may be taken in such other quarter as the Adviser will determine. The base management fee for any partial month or quarter is appropriately pro-rated.

Incentive Fees

The incentive fee consists of two parts. The first part is referred to as the incentive fee on income and it is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter. ). “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The payment of the incentive fee on income shall be subject to payment of a preferred return to investors each quarter, expressed as a quarterly rate of return on the value of our net assets at the end of the most recently completed calendar quarter, of 1.75% (7.00% annualized), subject to a “catch up” feature (as described below). The calculation of the incentive fee on income for each quarter is as follows:

•
No incentive fee on income shall be payable to the Adviser in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income does not exceed the preferred return rate of 1.75% or 7.00% annualized (the “Preferred Return”) on net assets;

•
100% of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the preferred return but is less than or equal to 2.1875% in any calendar quarter (8.75% annualized) shall be payable to the Adviser. This portion of the Company’s incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 20% on all of the Company’s Pre-Incentive Fee Net Investment Income when the Company’s Pre-Incentive Fee Net Investment Income reaches 2.1875% (8.75% annualized) in any calendar quarter; and

•
For any quarter in which our Pre-Incentive Fee Net Investment Income exceeds 2.1875% (8.75% annualized), the incentive fee on income shall equal 20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, as the Preferred Return and catch-up will have been achieved.

The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” shall be an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to the Company’s liquidation and shall be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). This fee shall equal 20.0% of the Company’s incentive fee capital gains, which shall equal the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.
Administration Agreement

In connection with the closing of the Transaction, the Company terminated the previous administration agreement and entered into a new administration agreement with BSP on November 1, 2016. In connection with the New Administration Agreement, BSP will provide the Company with office facilities and administrative services.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Co-Investment Relief

The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. Unless otherwise provided in the allocation policy, if an investment opportunity is appropriate for both the Company and other investment funds and the investment opportunity requires more than the price to be negotiated, the investment opportunity will be made available to the other investment fund or the Company on an alternating basis based on the date of closing of each such investment opportunity and each fund’s available capital. As a result, the Adviser and/or its affiliates may face conflicts in allocating investment opportunities between the Company and such other entities. Although the Adviser and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, the Company may not be given the opportunity to participate in investments made by investment funds managed by the Adviser or its affiliates.

The SEC staff has granted the Company relief sought in an exemptive application that expands its ability to co-invest in portfolio companies with other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with its investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, the Company is permitted to co-invest with its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) or its independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and our stockholders and do not involve overreaching by the Company or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies.

Transactions with Affiliates

In connection with the closing of the Transaction, an affiliate of BSP purchased $10.0 million of the Company’s common stock based on its net asset value per share in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933. On November 7, 2016, the Company issued approximately 1.2 million shares of its common stock to the BSP affiliate.

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

Due (to)/from affiliate

As of December 31, 2016 and 2015 there was zero and $200.0 thousand due (to)/from a previous affiliate, respectively.

Other Affiliated Parties

BDCA Adviser, LLC (“BDCA Adviser”) is the investment adviser of BDCA. BDCA Adviser is an affiliate of BSP an SEC registered investment adviser. BDCA Adviser and BSP Advisor are under common control. BDCA Advisers affiliated and under common control with Providence Equity Capital Markets L.L.C. (“PECM”), an SEC registered investment adviser on the BSP platform. BDCA Adviser is affiliated and under common control with Providence Equity Partners L.L.C. (“PEP”) an SEC registered investment adviser. PEP is a global private equity investment adviser and maintains an information barrier between itself and BDCA Adviser, BSP and PECM. BSP, PECM, and PEP’s respective Form ADV’s are publicly available for review on the SEC Investment Adviser Public Disclosure website.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 5 — Borrowings

Wells Fargo Credit Facility

On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank as collateral agent, account bank and collateral custodian (the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility, which was subsequently amended on April 26, 2013, September 9, 2013, June 30, 2014, May 29, 2015, and November 4, 2015, provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis.

The Wells Fargo Credit Facility is priced at the one month maturity London Interbank Offered Rate (“LIBOR”), with no LIBOR floor, plus a spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I is subject to a non-usage fee to the extent the aggregate principal amount available under the Wells Fargo Credit Facility has not been borrowed. The non-usage fee per annum for the first six months is 0.50%; thereafter, the non-usage fee per annum is 0.50% for the first 20% of the unused balance and 2.0% for the portion of the unused balance that exceeds 20%.

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

Deutsche Bank Credit Facility

On February 21, 2014, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, BDCA 2L Funding I, LLC (“2L Funding I”), entered into the a credit facility with Deutsche Bank (the “Deutsche Bank Credit Facility”) as lender and as administrative agent and U.S. Bank as collateral agent and collateral custodian. The Deutsche Bank Credit Facility was amended on February 19, 2016 and it was terminated in accordance with its terms on June 3, 2016.

The Deutsche Bank Credit Facility provided for borrowings in an aggregate principal amount of up to $60.0 million with a term of 36 months. The Deutsche Bank Credit Facility was priced at LIBOR plus 4.25%, with no LIBOR floor. Prior to its termination, the Deutsche Bank Credit Facility was subject to a minimum utilization of 82.5% of the loan amount thereafter, measured quarterly. If the utilized portion of the loan amount was less than the foregoing thresholds, such shortfalls bore interest at LIBOR plus 4.25%. The Deutsche Bank Credit Facility provided for monthly interest payments for each drawn loan. 2L Funding I paid a structuring fee and incurred certain other customary costs and expenses in connection with obtaining the Deutsche Bank Credit Facility.

Citi Credit Facility

On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into a credit facility with Citi (the “Citi Credit Facility”) as administrative agent and U.S. Bank as collateral agent, account bank and collateral custodian. The Citi Credit Facility, which was subsequently amended on October 14, 2015, provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility. The Citi Credit Facility has a maturity date of June 27, 2018.

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

UBS Credit Facility

On April 7, 2015, the Company, through a wholly-owned, special-purpose, bankruptcy-remote subsidiary, Helvetica Funding, entered into a debt financing facility with UBS AG, London Branch (“UBS”), pursuant to which $150.0 million will be made available to the Company to fund investments in new securities and for other general corporate purposes (the “UBS Credit Facility”). The UBS Credit Facility was subsequently amended on July 10, 2015 to increase the amount of debt available to the Company under the facility from $150.0 million to $210.0 million. On June 6, 2016, the UBS credit facility was again amended to increase the amount of debt available from $210.0 million to $232.5 million. In addition, the amended facility increased the applicable spread over a three-month LIBOR from 3.90% to 4.05% per annum for the relevant period and increased the permissible percentage of second lien loans from 60% to 70%. Pricing under the transaction is based on three-month LIBOR plus a spread of 4.05% per annum for the relevant period. The UBS Credit Facility has a maturity date of April 4, 2018.

Unsecured Notes

On August 26, 2015, the Company entered into a Purchase Agreement with the initial purchasers, relating to the Company’s sale of $100.0 million aggregate principal amount of its 6.00% fixed rate senior notes due 2020 to the initial purchasers in a private placement in reliance on Section 4(a)(2) of the Securities Act and for initial resale by the initial purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act (the “Unsecured Notes”). The Company relied upon these exemptions from registration based in part on representations made by the initial purchasers. The Purchase Agreement includes customary representations, warranties and covenants by the Company. Under the terms of the Purchase Agreement, the Company has agreed to indemnify the initial purchasers against certain liabilities under the Securities Act. The Unsecured Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The net proceeds from the sale of the Unsecured Notes was approximately $97.9 million, after deducting initial purchasers’ discounts and commissions of approximately $1.6 million payable by the Company and estimated offering expenses of approximately $0.5 million payable by the Company. The Company used the net proceeds to make investments in accordance with the Company’s investment objectives and for general corporate purposes.

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

The Indenture contains certain covenants, including covenants requiring the Company to: (i) comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act as in effect immediately prior to the issuance of the Unsecured Notes, whether or not the Company is subject to such provisions; (ii) provide financial information to the holders of the Unsecured Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended; and (iii) maintain total unencumbered assets, as defined in the Indenture, of at least 175% of the aggregate principal amount of all of the Company and the Company’s consolidated subsidiaries’ outstanding unsecured debt determined on a consolidated basis in accordance with U.S. GAAP. These covenants

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

are subject to important limitations and exceptions that are described in the Indenture.
The weighted average annualized interest cost for all borrowings for the years ended December 31, 2016, 2015 and 2014 was 3.54%, 2.86% and 2.33%, respectively. The average daily debt outstanding for the years ended December 31, 2016 and 2015 was $870.0 million and $742.0 million, respectively. The maximum debt outstanding for the years ended December 31, 2016 and 2015 was $993.1 million and $842.2 million, respectively.

The following table represents borrowings by credit facility, as of December 31, 2016:

	Level	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Balance Sheet
Wells Fargo Credit Facility	3	5/29/2020	$400,000	$298,152	$(2,939)	$295,213
Citi Credit Facility	3	6/27/2018	400,000	286,003	(1,097)	284,906
UBS Credit Facility	3	4/7/2018	232,500	232,500	(517)	231,983
Subtotal			$1,032,500	$816,655	$(4,553)	$812,102

Unsecured Notes	3	9/1/2020	$100,000	$98,842	$(460)	$98,382
Totals			$1,132,500	$915,497	$(5,013)	$910,484

The following table represents borrowings by credit facility, as of December 31, 2015:

	Level	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Balance Sheet
Wells Fargo Credit Facility	3	5/29/2020	$400,000	$263,087	$(4,020)	$259,067
Deutsche Bank Credit Facility	3	2/21/2017	60,000	—	(380)	(380)
Citi Credit Facility	3	6/27/2016	400,000	270,625	(1,984)	268,641
UBS Credit Facility	3	4/7/2018	210,000	210,000	(560)	209,440
Subtotal			$1,070,000	$743,712	$(6,944)	$736,768

Unsecured Notes	3	9/1/2020	$100,000	$98,526	$(586)	$97,940
Totals			$1,170,000	$842,238	$(7,530)	$834,708

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table represents borrowings by credit facility for the year ended December 31, 2016:

	Year ended December 31, 2016
	Interest Rate	Non-Usage Rate	Interest Expense	Non-Usage Fees (5)
Wells Fargo Credit Facility	(1)	(2)	$7,758	$1,413
Deutsche Bank Credit Facility	L+4.25%	(3) (4)	679	295
Citi Credit Facility	L+1.70%	0.50%	6,891	593
UBS Credit Facility	L+4.05%	n/a	10,557	53
Subtotal			$25,885	$2,354

Unsecured Notes	6.00%	n/a	$6,283	n/a
Totals			$32,168	$2,354
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
(4) On June 3, 2016, the Deutsche Bank Credit Facility was repaid and terminated.
(5) Includes custody fees.

The following table represents borrowings by credit facility for the year ended December 31, 2015:

	Year ended December 31, 2015
	Interest Rate	Non-Usage Rate	Interest Expense	Non-Usage Fees (4)
Wells Fargo Credit Facility	(1)	(2)	$6,983	$744
Deutsche Bank Credit Facility	L+4.25%	(3)	1,256	676
Citi Credit Facility	L+1.70%	0.50%	5,385	706
UBS Credit Facility	L+3.90%	n/a	5,920	71
Subtotal			$19,544	$2,197

Unsecured Notes	n/a	n/a	$2,156	n/a
Totals			$21,700	$2,197
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table represents borrowings by credit facility for the year ended December 31, 2014:

	Year ended December 31, 2014
	Interest Rate	Non-Usage Rate	Interest Expense	Non-Usage Fees (4)
Wells Fargo Credit Facility	(1)	(2)	$4,761	$709
Deutsche Bank Credit Facility	L+4.25%	(3)	1,147	278
Citi Credit Facility	L+1.70%	0.50%	2,602	374
Subtotal			$8,510	$1,361
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

	Level	Carrying Amount at December 31, 2016	Fair Value at December 31, 2016
Wells Fargo Credit Facility	3	$298,152	$298,152
Citi Credit Facility	3	286,003	286,003
UBS Credit Facility	3	232,500	232,500
Unsecured Notes	3	98,842	98,125
		$915,497	$914,780

	Level	Carrying Amount at December 31, 2015	Fair Value at December 31, 2015
Wells Fargo Credit Facility	3	$263,087	$263,087
Deutsche Bank Credit Facility	3	—	—
Citi Credit Facility	3	270,625	270,625
UBS Credit Facility	3	210,000	210,000
Unsecured Notes	3	98,526	98,526
		$842,238	$842,238

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

The obligations of 405 Sub under the TRS are non-recourse to the Company and the Company's exposure to the TRS was limited to the amount that it contributed to 405 Sub in connection with the TRS. Generally, that amount will be the amount that 405 Sub was required to post as cash collateral for each loan (which in most instances was approximately 25% of the market value of a loan at the time that such loan was purchased). There was no cash collateral on deposit as of December 31, 2016 and December 31, 2015 as the TRS was terminated on June 27, 2014. As amended, the TRS provided that 405 Sub could have selected a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the TRS) of $450.0 million.

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

The Company did not hold the TRS at December 31, 2016 and December 31, 2015.

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

Note 7 — Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2016, had unfunded commitments on delayed draw term loans of $35.7 million, unfunded commitments on revolver term loans of $24.7 million and unfunded equity capital commitments of $9.4 million. As of December 31, 2015, the Company had unfunded commitments on delayed draw term loans of $48.7 million, unfunded commitments on revolver term loans of $18.9 million and unfunded equity capital commitments of $11.8 million. The unfunded commitments are disclosed in the Company's consolidated schedule of investments. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.

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

Note 9 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through December 31, 2016, the Company sold 189.6 million shares of common stock for gross proceeds of $2.0 billion, including shares purchased by an affiliate of BSP and shares issued under the DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company is no longer issuing new shares except for DRIP shares. As of December 31,

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

2016, the Company had repurchased 12.5 million shares of common stock through its share repurchase program for payments of $113.4 million.

The following table reflects the common stock activity for the year ended December 31, 2016 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	1,165,501	$10,000
Shares Issued through DRIP	6,591,972	58,424
Share Repurchases	(9,778,710)	(85,844)
	(2,021,237)	$(17,420)

The following table reflects the common stock activity for the year ended December 31, 2015 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	16,586,551	$183,562
Shares Issued through DRIP	7,158,346	70,033
Share Repurchases	(2,136,909)	(21,459)
	21,607,988	$232,136

Note 10 — Share Repurchase Program

The Company intends to conduct semi-tender offers pursuant to its share repurchase program (“SRP”). The Company’s board of directors will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares and under what terms:

•the effect of such repurchases on the Company's qualification as a RIC (including the consequences of any necessary asset sales);
•the liquidity of the Company's assets (including fees and costs associated with disposing of assets);
•the Company's investment plans and working capital requirements;
•the relative economies of scale with respect to the Company's size;
•the Company's history in repurchasing shares or portions thereof; and
•the condition of the securities markets.
•the effect of such repurchases on the Company's qualification as a RIC (including the consequences of any necessary asset sales);

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Quarterly Offer Date	Repurchase Date	Shares Tendered	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
September 12, 2012	October 8, 2012	—	—	$9.71	$—
December 13, 2012	January 15, 2013	46,975	10,732	$9.90	$106.22
March 27, 2013	April 25, 2013	29,625	29,625	$10.18	$301.58
July 15, 2013	August 13, 2013	30,365	30,365	$10.18	$308.97
October 22, 2013	November 21, 2013	55,255	55,255	$10.36	$572.44
February 4, 2014	March 6, 2014	68,969	68,969	$10.36	$714.52
June 6, 2014	July 11, 2014	117,425	117,425	$10.36	$1,216.38
August 7, 2014	September 10, 2014	111,854	111,854	$10.36	$1,158.80
December 19, 2014	January 23, 2015	313,101	313,101	$10.36	$3,243.73
March 16, 2015	April 15, 2015	162,688	162,688	$10.36	$1,685.45
June 26, 2015	July 31, 2015	533,527	533,527	$9.72	$5,185.88
September 18, 2015	October 20, 2015	728,874	728,874	$9.53	$6,946.17
December 23, 2015	January 25, 2016	7,375,871	3,053,869	$9.22	$28,156.67
July 26, 2016	December 31, 2016	17,004,354	6,715,864	$8.58	$57,622.10

Share amounts in the table above represent amounts filed in the tender offer.

Through December 31, 2016, the Company had repurchased an aggregate of 12.5 million shares of common stock for payments of $113.4 million. As of December 31, 2015, the Company had repurchased 2.7 million shares of common stock for payments of $27.6 million. Amounts include additional shares tendered for death and disability as permitted.

Note 11 — Net Increase in Net Assets

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of December 31, 2016, 2015 and 2014.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share from operations for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2016	2015	2014
Basic and diluted
Net increase in net assets from operations	$94,402	$8,053	$79,540
Weighted average common shares outstanding	180,215,713	172,208,186	122,154,778
Net increase in net assets resulting from operations per share - basic and diluted	$0.52	$0.05	$0.65

The table below shows changes in the Company's offering price and distribution rates since the commencement of the Company's public offering.

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

From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO and Follow-on. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of December 31, 2016, the Company had accrued $13.5 million in stockholder distributions that were unpaid. As of December 31, 2015, the Company had accrued $13.2 million in stockholder distributions that were unpaid.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The table below reflects the cash distributions per share that we have paid on our common stock for the years ended December 31, 2016 and December 31, 2015 (dollars in thousands except per share amounts). Additionally, distributions made through the filing of this Form 10-K are included for reference.

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2015:
January 31, 2015	February 4, 2015	$0.07	$5,948	$5,797	$11,745
February 28, 2015	March 2, 2015	0.07	5,520	5,236	10,756
March 31, 2015	April 1, 2015	0.07	6,265	5,898	12,163
April 30, 2015	May 1, 2015	0.07	6,242	5,849	12,091
May 29, 2015	June 1, 2015	0.07	6,680	5,905	12,585
June 30, 2015	July 1, 2015	0.07	6,485	5,735	12,220
July 31, 2015	August 3, 2015	0.07	6,976	6,126	13,102
August 31, 2015	September 1, 2015	0.07	7,053	6,049	13,102
September 30, 2015	October 1, 2015	0.07	6,870	5,835	12,705
October 31, 2015	November 2, 2015	0.07	7,140	6,030	13,170
November 30, 2015	December 1, 2015	0.07	6,932	5,835	12,767
December 31, 2015	January 4, 2016	0.07	7,224	5,989	13,213
			$79,335	$70,284	$149,619
2016:
January 31, 2016	February 3, 2016	$0.07	$8,922	$4,298	$13,220
February 28, 2016	March 1, 2016	0.07	7,014	5,333	12,347
March 31, 2016	April 1, 2016	0.07	7,363	5,718	13,081
April 30, 2016	May 2, 2016	0.07	12,708	(2)	12,706
May 31, 2016	June 2, 2016	0.07	7,582	5,539	13,121
June 30, 2016	July 1, 2016	0.07	7,438	5,304	12,742
July 31, 2016	August 1, 2016	0.07	7,789	5,421	13,210
August 31, 2016	September 1, 2016	0.07	7,908	5,351	13,259
September 30, 2016	October 3, 2016	0.07	7,745	5,127	12,872
October 31, 2016	November 1, 2016	0.07	8,067	5,273	13,340
November 30, 2016	December 1, 2016	0.07	7,947	5,073	13,020
December 31, 2016	January 3, 2017	0.07	8,311	5,205	13,516
			$98,794	$57,640	$156,434
2017:
January 31, 2017	February 3, 2017	0.07	$7,983	$5,081	$13,064
February 28, 2017	March 1, 2017	0.07	7,250	4,590	11,840
			$15,233	$9,671	$24,904
			$193,362	$137,595	$330,957

The following table reflects the stock distributions per share that the Company declared on its common stock to date:

Date Declared	Record Date	Payment Date	Per Share	Distribution Percentage	Shares Issued
March 29, 2012	May 1, 2012	May 2, 2012	$0.05	0.49%	25,709

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

Note 13 — Income Tax Information and Distributions to Stockholders

The Company has elected to be treated for federal income tax purposes as a RIC under the Code. Generally, a RIC is exempt from federal income taxes if it meets, certain quarterly asset diversification requirements, annual income tests, and distributes to stockholders its ‘‘investment company taxable income,’’ as defined in the Code, each taxable year. Distributions declared prior to the filing of the previous year's tax return and paid up to one year after the previous tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its RIC status each year. The Company may also be subject to federal excise taxes of 4%.

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

The tax character of distributions for the fiscal years ended December 31, 2016, 2015 and 2014 were as follows (dollars in thousands):

	2016		2015		2014
Ordinary income distributions	$156,434	100.0%	$133,355	89.1%	$99,603	94.0%
Capital gains distributions	—	—	—	—	6,696	6.0%
Return of capital	—	—	16,264	10.9	—	—
Total distributions	$156,434	100.0%	$149,619	100.0%	$106,299	100.0%

For the years ended December 31, 2016, 2015 and 2014, the reconciliation of net increase in net assets resulting from operations to taxable income is as follows (dollars in thousands):

	2016	2015	2014
Book income from operating activities	$94,402	$8,053	$79,540
Net unrealized (gain) loss on investments	2,267	105,748	30,762
Nondeductible expenses	1,140	1,671	5
Temporary differences	76,469	(4,872)	(972)
Taxable income before deductions for distributions paid	$174,278	$110,600	$109,335

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of December 31, 2016, 2015 and 2014, the components of accumulated gain and losses on a tax basis were as follows (dollars in thousands):

	2016	2015	2014
Undistributed ordinary income (loss)	$46.797	$—	$9,187
Undistributed long-term net capital gains (capital loss carryforward)	(16,896)	(354)	—
Total undistributed net earnings (loss carryforward)	29,901	(354)	9,187
Net unrealized gain (loss) on investments	(231,229)	(115,116)	(16,658)
Total distributed (undistributable) taxable income	$(201,328)	$(115,470)	$(7,471)

During 2016, as a result of permanent book-to-tax differences, the Company made reclassifications among components of net assets as follows:

	Accumulated over distributed net investment income	Accumulated over distributed realized losses	Paid in capital
2016	$56,600	$(102,448)	$45,848

The differences were attributable to non-deductible expenses, investments in partnerships, controlled foreign corporations, certain debt investments and subsidiaries. Aggregate stockholders’ equity was not affected by this reclassification.

Tax information for the fiscal year ended December 31, 2016 is an estimate and will not be finally determined until the Company files its 2016 tax return.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company's 2015, 2014 and 2013 federal tax returns remain subject to examination by the Internal Revenue Service.

As of December 31, 2016, the Company had a deferred tax asset of $2.3 million and a deferred tax liability of $(2.6) million.  Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $2.2 million. As of December 31, 2015, the Company had a deferred tax asset of $2.1 million and a deferred tax liability of $(3.0) million.  Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $2.1 million. As of December 31, 2014, the Company had a deferred tax asset of $0.9 million and a deferred tax liability of $(2.4) million pertaining to the unrealized depreciation (appreciation) on investments and a $1.1 million deferred asset pertaining to operating income.  Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $0.9 million and $1.0 million for the deferred tax assets generated from unrealized depreciation and operating income, respectively.

The deferred tax asset valuation allowance has been determined pursuant to the provisions of ASC Topic 740, including the Company's estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized.

As of December 31, 2016, the Company had differences between book basis and tax basis cost of investments of $112.3 million from investments classified as partnerships, passive foreign investment companies, or controlled foreign corporations for US tax purposes and $(2.1) million from amortization of market discounts. As of December 31, 2015, the Company had differences between book basis and tax basis cost of investments of $3.1 million from investments classified as partnerships, passive foreign investment companies, or controlled foreign corporations for US tax purposes and $(5.6) million from amortization of market discounts. As of December 31, 2014, the Company had differences between book basis and tax basis cost of investments of $2.1 million from investments classified as partnerships for US tax purposes and $(0.4) million from amortization of market discounts.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 14 — Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Per share data:
Net asset value, beginning of period	$8.97	$9.74	$9.86	$9.41	$9.00

Results of operations (1) Net investment income	0.67	0.66	0.71	0.36	0.63
Net realized and unrealized appreciation (depreciation) on investments, net of deferred taxes	(0.14)	(0.60)	(0.14)	0.33	0.39
Net realized and unrealized appreciation on total return swap	—	—	0.09	0.48	0.34
Net unrealized depreciation on minority interests	(0.01)	(0.01)	(0.01)	—	—
Net increase in net assets resulting from operations	0.52	0.05	0.65	1.17	1.36

Stockholder distributions (2) Distributions from net investment income	(0.67)	(0.77)	(0.71)	(0.36)	(0.63)
Distributions from net realized gain on investments and total return swap	—	(0.01)	(0.16)	(0.49)	(0.43)
Return of capital	(0.20)	(0.09)	—	—	—
Net decrease in net assets resulting from stockholder distributions	(0.87)	(0.87)	(0.87)	(0.85)	(1.06)

Capital share transactions Issuance of common stock (3)	—	0.18	0.25	0.31	0.39
Repurchases of common stock (4)	—	(0.12)	(0.04)	0.04	—
Offering costs	—	(0.01)	(0.11)	(0.22)	(0.28)
Net increase in net assets resulting from capital share transactions	—	0.05	0.10	0.13	0.11
Net asset value, end of period	$8.62	$8.97	$9.74	$9.86	$9.41
Shares outstanding at end of period	177,120,791	179,142,028	157,534,040	63,671,644	14,943,215
Total return (6)	6.02%	0.67%	7.63%	14.12%	15.19%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$1,529,734	$1,610,485	$1,535,423	$627,903	$140,685
Ratio of net investment income to average net assets (5)(8)	7.64%	7.11%	7.41%	3.68%	5.51%
Ratio of operating expenses to average net assets (5)(8)	6.91%	5.08%	4.46%	5.14%	3.12%
Ratio of incentive fees to average net assets (5)	1.14%	0.41%	0.51%	1.98%	0.50%
Ratio of credit facility related expenses to average net assets	2.38%	1.65%	0.95%	0.63%	0.85%
Portfolio turnover rate (7)	24.99%	32.21%	89.03%	76.79%	158.35%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

______________

(1)
The per share data was derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense waiver and reimbursement equals $0.67 for the year ended December 31, 2016. Net investment income per share excluding the expense waiver and reimbursement equals $0.64 for the year ended December 31, 2015. Net investment income per share excluding the expense waiver and reimbursement equals $0.72 for the year ended December 31, 2014. Net investment income per share excluding the expense waiver and reimbursement equals $0.31 for the year ended December 31, 2013. Net investment income per share excluding the expense waiver and reimbursements equals $1.09 for the year ended December 31, 2012.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock.

(4)	The per share impact of the Company's repurchases of common stock is a reduction to net asset value of less than $0.01 per share during the twelve months ended December 31, 2012.

(5)
For the year ended December 31, 2016, there was no expense waiver. For the year ended December 31, 2015, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses, and incentive fees to average net assets is 6.89%, 5.30%, and 0.63%, respectively. For the year ended December 31, 2014, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses, and incentive fees to average net assets is 7.53%, 4.58%, and 0.62%, respectively. For the year ended December 31, 2013, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses, and incentive fees to average net assets is 3.17%, 5.66%, and 2.48% , respectively. For the year ended December 31, 2012, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses and incentive fees to average net assets was 3.17%, 5.47%, and 1.71% , respectively.

(6)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the year ended December 31, 2016, includes the effect of the expense waiver and reimbursement which equaled 0.00%. The total return based on net asset value for the year ended December 31, 2015, includes the effect of the expense waiver and reimbursement which equaled 0.22%. The total return based on net asset value for the year ended December 31, 2014, includes the effect of the expense waiver and reimbursement which equaled 0.11%. The total return based on net asset value for the year ended December 31, 2013, includes the effect of the expense waiver and reimbursement which equaled 0.51%. The total return based on net asset value for the year ended December 31, 2012, includes the effect of the expense waiver and reimbursement which equaled 2.35%.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 15 – Selected Quarterly Data (Unaudited)

The following is the quarterly results of operations for the years ended December 31, 2016, 2015 and 2014. The operating results for any quarter are not necessarily indicative of results for any future period (dollars in thousands except share and per share amounts):

Quarter Ended	Total Investment Income	Net Investment Income	Net Realized and Unrealized Gain (Loss)	Net Increase (Decrease) In Net Assets Resulting from Operations	Net Investment Income per Share	Net Increase (Decrease) in Net Assets Resulting from Operations per Share	Net Asset Value per Common Share at End of Quarter
December 31, 2016	$52,929	$27,228	$18,689	$45,917	$0.15	$0.25	$8.62
September 30, 2016	62,239	31,560	(38,307)	(6,747)	0.18	(0.04)	8.58
June 30, 2016	57,573	27,659	7,288	34,947	0.15	0.20	8.84
March 31, 2016	56,918	33,531	(13,247)	20,284	0.19	0.11	8.86
December 31, 2015	38,316	17,544	(21,402)	(4,820)	0.10	(0.03)	8.97
September 30, 2015	51,974	31,490	(50,722)	(19,317)	0.18	(0.11)	9.22
June 30, 2015	55,675	31,573	(30,408)	1,067	0.19	0.01	9.53
March 31, 2015	49,881	33,549	(2,937)	31,123	0.21	0.19	9.72
December 31, 2014	47,661	30,728	(17,021)	11,319	0.20	0.07	9.74
September 30, 2014	42,387	26,132	84	26,216	0.19	0.19	9.86
June 30, 2014	29,743	17,549	7,056	24,605	0.15	0.21	9.89
March 31, 2014	18,490	11,946	5,454	17,400	0.15	0.22	9.88

Note 16 – Senior Securities

Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of the years ended December 31, 2016, 2015, 2014, 2013 , 2012 and 2011. The Company had no senior securities outstanding as of December 31, 2010 or any prior fiscal years.

The following is a summary of the senior securities as of December 31, 2016 (dollars in thousands).

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Wells Fargo Credit Facility	$298,152	$—	$—	N/A
Citi Credit Facility	286,003	—	—	N/A
UBS Credit Facility	232,500	—	—	N/A
Unsecured Notes	98,842	—	—	N/A
	$915,497	$2,671	$—	N/A

The following is a summary of the senior securities as of December 31, 2015 (dollars in thousands).

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Wells Fargo Credit Facility	$263,087	$—	$—	N/A
Deutsche Bank Credit Facility	—	—	—	N/A
Citi Credit Facility	270,625	—	—	N/A
UBS Credit Facility	210,000	—	—	N/A
Unsecured Notes	98,526	—	—	N/A
	$842,238	$2,912	$—	N/A

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following is a summary of the senior securities as of December 31, 2014 (dollars in thousands).

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Total Return Swap	$—	$—	$—	N/A
Wells Fargo Credit Facility	288,087	—	—	N/A
Deutsche Bank Credit Facility	60,000	—	—	N/A
Citi Credit Facility	270,625	—	—	N/A
	$618,712	$3,482	$—	N/A

The following is a summary of the senior securities as of December 31, 2013 (dollars in thousands).

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Total Return Swap	$216,106	$—	$—	N/A
Revolving Credit Facility	132,687	—	—	N/A
	$348,793	$2,800	$—	N/A

The following is a summary of the senior securities as of December 31, 2012 (dollars in thousands).

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Total Return Swap	$52,577	$—	$—	N/A
Revolving Credit Facility	33,907	—	—	N/A
	$86,484	$2,627	$—	N/A

The following is a summary of the senior securities as of December 31, 2011 (dollars in thousands).

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Revolving Credit Facility	5,900	2,391	—	N/A
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 17 – Schedules of Investments and Advances to Affiliates

The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2016:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2015	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at December 31, 2016
Control Investments
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (4)	Senior Secured First Lien Debt	$713	$29,731	$8,933	$—	$—	$(18,956)	$19,708
Capstone Nutrition Common Stock (fka Integrity Nutraceuticals, Inc.) (4)	Equity/Other	—	—	—	—	—	—	—
Capstone Nutrition Class B and C Common Stock (fka Integrity Nutraceuticals, Inc.) (4)	Equity/Other	—	—	—	—	—	—	—
Kahala Ireland OpCo Designated Activity Company (3)	Senior Secured First Lien Debt	21,354	170,281	5,828	(26,700)	—	—	149,409
Kahala Ireland OpCo Designated Activity Company - Common Equity (3)	Equity/Other	—	29,428	—	—	—	(21,248)	8,180
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (3)	Equity/Other	—	3,250	—	(166)	—	166	3,250
Kahala US OpCo LLC	Senior Secured First Lien Debt	354	2,604	86	—	—	—	2,690
Kahala US OpCo LLC - Class A Preferred Units	Equity/Other	1	4,136	—	(250)	—	114	4,000
Park Ave RE Holdings, LLC (2)	Subordinated Debt	4,750	35,192	2,000	—	—	—	37,192
Park Ave RE Holdings, LLC (2) - Common Shares	Equity/Other	—	8,115	—	(587)	—	(964)	6,564
Park Ave RE Holdings, LLC (2) - Preferred Shares	Equity/Other	2,010	23,645	—	—	—	—	23,645
Total Control Investments		$29,182	$306,382	$16,847	$(27,703)	$—	$(40,888)	$254,638

Affiliate Investments
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	$1,938	$19,169	$—	$(5,485)	$—	$3,088	$16,772
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	981	11,114	—	(4,642)	—	2,396	8,868
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	860	12,216	—	(5,349)	—	4,726	11,593
Danish CRJ LTD.	Senior Secured First Lien Debt	—	20	—	(13)	—	13	20
Danish CRJ LTD.	Equity/Other	—	1,034	—	—	—	(627)	407
Fifth Street Senior Loan Fund LLC 2015-1A Class F	Collateralized Securities	1,054	8,523	162	—	—	(230)	8,455
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes	Collateralized Securities	2,919	23,566	—	(4,660)	—	1,673	20,579
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	1,199	16,112	—	(4,518)	—	4,507	16,101
MidOcean Credit CLO II, LLC	Collateralized Securities	2,463	23,603	—	(4,627)	—	3,443	22,419
MidOcean Credit CLO III, LLC	Collateralized Securities	3,516	23,748	—	(5,133)	—	4,726	23,341
MidOcean Credit CLO IV, LLC	Collateralized Securities	2,456	14,212	—	(2,488)	—	3,781	15,505
NMFC Senior Loan Program I, LLC	Equity/Other	7,466	45,994	—	—	—	1,063	47,057
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	5,109	24,461	—	(3,405)	—	3,435	24,491
Ocean Trails CLO V, LTD.	Collateralized Securities	4,158	25,957	—	(3,266)	—	6,453	29,144
OFSI Fund VI, Ltd. Subordinated Notes	Collateralized Securities	2,577	20,205	—	(5,497)	—	2,646	17,354

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2015	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at December 31, 2016
PennantPark Credit Opportunities Fund II, LP	Equity/Other	650	9,082	2,691	(1,615)	180	(550)	9,788
Related Fee Agreements (5)	Collateralized Securities	1,434	11,679	—	(2,182)	—	150	9,647
South Grand MM CLO I, LLC	Equity/Other	2,234	29,155	—	—	—	(773)	28,382
Silver Spring CLO, Ltd.	Collateralized Securities	(229)	12,269	—	(3,609)	—	3,347	12,007
Squan Holding Corp.	Senior Secured First Lien Debt	—	—	20,421	(3,022)	(11,017)	513	6,895
Squan Holding Corp.	Senior Secured First Lien Debt	—	—	1,035	(1,045)	—	10	—
Squan Holding Corp. - Class A Common Stock	Equity/Other	—	—	—	—	(12)	12	—
Squan Holding Corp. - Series A Preferred Stock	Equity/Other	—	—	—	—	(1,139)	1,139	—
THL Credit Greenway Fund II LLC	Equity/Other	1,135	16,910	—	(2,912)	—	(1,148)	12,850
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	1,659	13,955	—	(5,781)	—	4,389	12,563
Total Affiliate Investments		$43,579	$362,984	$24,309	$(69,249)	$(11,988)	$48,182	$354,238
Total Control & Affiliate Investments		$72,761	$669,366	$41,156	$(96,952)	$(11,988)	$7,294	$608,876
______________________________________________________

(1)	The principal amount and ownership detail are shown in the consolidated schedules of investments.

(2)
This investment was not deemed significant under SEC Rule 4-08(g) as of December 31, 2016. However, financial information is provided for comparative purposes. As of December 31, 2016, Park Ave RE Holdings LLC had total assets and liabilities of $136.3 million and $110.2 million, respectively. Total revenue and net income for the year ended December 31, 2016 were approximately $13.4 million and $1.9 million, respectively.

(3)
This investment was not deemed significant under SEC Rule 4-08(g) as of December 31, 2016. However, financial information is provided for comparative purposes. As of December 31, 2016, Kahala Ireland OpCo Designated Activity Company had total assets and liabilities of $463.1 million and $463.8 million, respectively. Total revenue and net income for the year ended December 31, 2016 were approximately $93.4 million and $2.2 million, respectively.

(4)
This investment is deemed significant under SEC Rule 4-08(g) as of December 31, 2016. As of December 31, 2016, Capstone Nutrition had total assets and liabilities of $86.0 million and $101.5 million, respectively. Total revenue and net (loss) for the year ended December 31, 2016 were approximately $129.3 million and $(51.6) million, respectively.

(5)	Not all Related Fee Agreements shown on the consolidated schedules of investments are Affiliated Investments.

(6)	Gross of deferred taxes.

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

For the year ended December 31, 2015, the Company has determined that it must include audited financial statements of Kahala Ireland OpCo Limited because it is a controlled investment and is required to do so under Rule 3-09. The audited financial statements were attached to the Company's 2015 Annual Report on Form 10-K as Exhibit 99.1.

Note 18 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements except for the following:

DRIP Sales

From January 1, 2017 through the filing of this Form 10-K, the Company has issued 1.7 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $14.9 million.

Borrowings

On January 20, 2017, the Company entered into a prime brokerage account agreement with JP Morgan Securities LLC (the “JPMC PB Account”). The JPMC PB Account provides a full suite of services around the custody of bonds and equities and also access to leverage, which is dependent on the price, credit quality and diversity of the pool of assets held within the account. The borrowing availability is recalculated daily based on changes to the assets, with margin calls issued in the morning as appropriate. The cost to borrow is 1 week LIBOR + 90 bps and there is no mandatory usage or period wherein the debt needs to be repaid.