Form 10-Q
period 2017-03-31
Business Development Corp of America
filed 2017-05-11
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of May 10, 2017 was 179,904,515.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	March 31,	December 31,
	2017	2016
ASSETS	(Unaudited)
Investments, at fair value:
Control Investments, at fair value (amortized cost of $271,734 and $271,711, respectively)	$248,956	$254,638
Affiliate Investments, at fair value (amortized cost of $353,212 and $383,894, respectively)	324,301	354,238
Non-affiliate Investments, at fair value (amortized cost of $1,851,913 and $1,859,933, respectively)	1,785,968	1,785,207
Investments, at fair value (amortized cost of $2,476,859 and $2,515,538, respectively)	2,359,225	2,394,083
Cash and cash equivalents	127,251	189,270
Interest and dividends receivable	23,494	28,608
Receivable for unsettled trades	31,951	4,293
Prepaid expenses and other assets	1,499	52
Total assets	$2,543,420	$2,616,306

LIABILITIES
Debt (net of deferred financing costs of $4,490 and $5,013, respectively)	$942,958	$910,484
Stockholder distributions payable	13,250	13,516
Management fees payable	9,538	9,571
Subordinated income incentive fees payable	6,367	3,137
Accounts payable and accrued expenses	10,124	8,454
Payable for unsettled trades	26,681	74,020
Interest and credit facility fees payable	8,372	9,606
Payable for common stock repurchases	903	57,651
Directors fees payable	91	133
Total liabilities	$1,018,284	$1,086,572
Commitments and contingencies (Note 6)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 shares authorized, 178,750,498 and 177,120,791 shares issued and outstanding, respectively	179	177
Additional paid in capital	1,743,863	1,729,865
Accumulated under distributed net investment income	37,538	48,944
Accumulated over distributed net realized gains	(139,932)	(129,161)
Net unrealized depreciation, net of deferred taxes	(119,544)	(122,912)
Total net assets attributable to Business Development Corporation of America	1,522,104	1,526,913
Net assets attributable to non-controlling interest	3,032	2,821
Total net assets	1,525,136	1,529,734

Total liabilities and net assets	$2,543,420	$2,616,306

Net asset value per share attributable to Business Development Corporation of America	$8.52	$8.62

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Investment income:
Interest from investments
Control investments	$6,154	$6,907
Affiliate investments	8,579	8,449
Non-affiliate investments	38,895	39,165
Total interest from investments	53,628	54,521
Interest from cash and cash equivalents	70	42
Total interest income	53,698	54,563
Other income	2,974	2,355
Total investment income	56,672	56,918

Operating expenses:
Management fees	9,538	9,413
Subordinated income incentive fees	6,367	—
Interest and credit facility fees	9,850	9,336
Professional fees	1,480	1,570
Other general and administrative	1,625	2,630
Administrative services	203	250
Insurance	6	55
Directors fees	195	126
Total expenses	29,264	23,380

Income tax expense, including excise tax	635	—

Net investment loss attributable to non-controlling interests	3	7

Net investment income	26,770	33,531

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from investments
Control investments	—	—
Affiliate investments	970	180
Non-affiliate investments	(11,741)	1,017
Total net realized gain (loss) from investments	(10,771)	1,197
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	(5,950)	6,501
Affiliate investments	745	(8,186)
Non-affiliate investments	8,781	(12,759)
Total net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	3,576	(14,444)
Net change in unrealized depreciation attributable to non-controlling interests	(208)	—

Net realized and unrealized loss on investments	(7,403)	(13,247)

Net increase in net assets resulting from operations	$19,367	$20,284

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Per share information - basic and diluted
Net investment income	$0.15	$0.19
Net increase in net assets resulting from operations	$0.11	$0.11
Weighted average shares outstanding	178,215,971	179,076,365

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Operations:
Net investment income	$26,770	$33,531
Net realized gain (loss) from investments	(10,771)	1,197
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	3,576	(14,444)
Net change in unrealized depreciation attributable to non-controlling interests	(208)	—
Net increase in net assets from operations	19,367	20,284
Stockholder distributions:
Distributions from net investment income	(38,176)	(33,531)
Return of capital	—	(5,118)
Net decrease in net assets from stockholder distributions	(38,176)	(38,649)
Capital share transactions:
Reinvestment of stockholder distributions	14,898	15,621
Repurchases of common stock	(898)	(27,230)
Net increase (decrease) in net assets from capital share transactions	14,000	(11,609)
Total decrease in net assets, before non-controlling interest	(4,809)	(29,974)
Increase in non-controlling interest	211	5
Total decrease in net assets	(4,598)	(29,969)
Net assets at beginning of period	1,529,734	1,610,485
Net assets at end of period	$1,525,136	$1,580,516

Net asset value per common share attributable to Business Development Corporation of America	$8.52	$8.86
Common shares outstanding at end of period	178,750,498	177,922,785

Accumulated under (over) distributed net investment income	$37,538	$(7,656)
Accumulated over distributed net realized gains	$(139,932)	$(2,208)

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Operating activities:
Net increase in net assets resulting from operations	$19,367	$20,284
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(1,597)	(7,093)
Net accretion of discount on investments	(2,163)	(1,683)
Amortization of deferred financing costs	527	894
Amortization of discount on unsecured notes	78	79
Sales and repayments of investments	202,845	130,008
Purchases of investments	(171,177)	(144,341)
Net realized (gain) loss from investments	10,771	(1,197)
Net unrealized (appreciation) depreciation on investments, gross of deferred taxes	(3,821)	13,548
(Increase) decrease in operating assets:
Interest and dividends receivable	5,114	1,131
Prepaid expenses and other assets	(1,447)	2,503
Receivable for unsettled trades	(27,658)	1,166
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(47,339)	2,194
Management and incentive fees payable	3,197	(252)
Interest and credit facility fees payable	(1,234)	(1,883)
Accounts payable and accrued expenses	1,670	2,074
Directors fees payable	(42)	38
Net cash provided by (used in) operating activities	(12,909)	17,470

Financing activities:
Repurchases of common stock	(898)	(27,230)
Proceeds from debt	31,873	80,000
Payable for common stock repurchases	(56,748)	(924)
Payments of financing cost	(4)	(25)
Proceeds from affiliate	—	(10)
Stockholder distributions	(23,544)	(23,160)
Increase in non-controlling interest	211	5
Net cash provided by (used in) financing activities	(49,110)	28,656

Net increase (decrease) in cash and cash equivalents	(62,019)	46,126
Cash and cash equivalents, beginning of period	189,270	150,412
Cash and cash equivalents, end of period	$127,251	$196,538
Supplemental information:
Interest paid during the period	$10,357	$10,180
Taxes, including excise tax, paid during the period	$18	$85
Distributions reinvested	$14,898	$15,621

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2017 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)

Senior Secured First Lien Debt - 105.7% (b)
Abaco Systems Holding Corp. (i)	Business Services	L+6.00% (7.00%), 12/7/2021	$23,879	$23,426	$23,643	1.6%
Ability Networks Inc. (j)	Health Care Providers & Services	L+5.00% (6.00%), 5/14/2021	13,677	13,601	13,694	0.9%
Adams Publishing Group, LLC (i)	Media	L+7.00% (8.15%), 11/3/2020	14,447	14,200	14,447	0.9%
Affinion Group, Inc. (j)	Business Services	L+5.25% (6.75%), 4/30/2018	9,949	9,829	9,908	0.6%
Aleris International, Inc. (x)	Metals & Mining	9.50%, 4/1/2021	2,882	3,079	3,076	0.2%
Amports, Inc. (m)	Transportation Infrastructure	L+8.00% (9.05%), 5/19/2020	15,000	14,941	14,400	0.9%
Amteck, LLC (f) (i)	Commercial Services & Supplies	L+8.50% (9.65%), 7/2/2020	22,625	22,282	22,173	1.5%
Answers Corporation (t)	Internet Software & Services	P+6.25% (10.00%), 10/3/2021	34,475	33,589	15,449	1.0%
Answers Corporation (t)	Internet Software & Services	L+7.00% (8.00%), 4/15/2021	1,279	1,247	1,279	0.1%
AP Gaming I, LLC (i) (j)	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 12/20/2020	30,274	30,083	30,426	2.0%
APCO Holdings (i)	Diversified Consumer Services	L+6.00% (7.00%), 1/29/2022	8,667	8,445	8,450	0.6%
Applied Merchant Systems West Coast, Inc. (m)	Diversified Financial Services	L+11.50% (12.50%), 10/26/2020	25,865	25,487	24,831	1.6%
Ascensus, Inc. (j)	IT Services	L+4.00% (5.02%), 12/3/2022	17,786	16,910	17,886	1.2%
Asurion LLC (j)	IT Services	L+3.75% (4.75%), 11/3/2023	245	244	247	—%
Avaya, Inc. Term Loan B-3 (j) (t)	Communications Equipment	L+4.50% (5.54%), 10/26/2017	9,685	8,784	7,672	0.5%
Avaya, Inc. Term Loan B-6 (j) (t)	Communications Equipment	L+5.50% (6.53%), 3/31/2018	8,457	8,461	6,717	0.4%
Avaya, Inc. Term Loan B-7 (i) (j) (t)	Communications Equipment	L+5.25% (6.28%), 5/29/2020	9,793	9,725	7,805	0.5%
AxleTech International, LLC (i)	Machinery	L+6.50% (7.65%), 1/5/2021	19,550	19,425	19,550	1.3%
Basho Technologies, Inc. (d) (l) (t)	Software	17.00%, 3/9/2018	10,720	10,466	1,394	0.1%
Basho Technologies, Inc. (d) (l) (t)	Software	17.00%, 6/30/2017	2,550	2,550	332	—%
BDS Solutions Group, LLC (f) (i) (m)	Business Services	L+8.75% (9.90%), 6/1/2021	36,196	35,513	36,196	2.4%
Berner Food & Beverage LLC (f) (i)	Food Products	L+7.00% (8.00%), 3/16/2022	18,853	18,479	18,476	1.2%
Blount International, Inc. (j)	Machinery	L+6.25% (7.25%), 4/12/2023	12,438	12,111	12,500	0.8%
Broder Bros, Co. (m)	Distributors	L+5.75% (7.00%), 6/3/2021	7,230	7,120	7,230	0.5%
Broder Bros, Co. (m)	Distributors	L+12.25% (13.50%), 6/3/2021	7,320	7,209	7,320	0.5%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (l) (o) (t)	Food Products	L+12.50% (13.50%), 4/28/2019	56,470	50,053	11,294	0.7%
Catapult Learning, LLC (i) (m)	Diversified Consumer Services	L+6.50% (9.00%), 7/16/2020	27,500	27,137	26,400	1.7%
CCW, LLC (f) (i)	Hotels, Restaurants & Leisure	L+7.00% (8.00%), 3/21/2021	24,500	24,163	24,255	1.6%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2017 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Central Security Group, Inc. (i) (j)	Commercial Services & Supplies	L+5.63% (6.63%), 10/6/2020	$25,489	$25,159	$25,446	1.7%
Chicken Soup for the Soul Publishing, LLC (i)	Media	L+6.25% (7.50%), 1/8/2019	28,114	27,923	26,287	1.7%
Clover Technologies Group, LLC (j)	Commercial Services & Supplies	P+3.50% (5.50%), 5/8/2020	13,976	13,905	13,400	0.9%
Contura Energy Inc.	Energy Equipment & Services	10.00%, 8/1/2021	10,000	10,540	10,781	0.7%
Contura Energy Inc. (j) (x)	Energy Equipment & Services	L+5.00% (6.00%), 3/18/2024	7,743	7,666	7,646	0.5%
ConvergeOne Holdings Corp. (j)	Diversified Consumer Services	L+5.38% (6.52%), 6/17/2020	16,558	16,434	16,496	1.1%
Covenant Surgical Partners, Inc. (x)	Health Care	8.75%, 8/1/2019	10,000	9,505	9,591	0.6%
Cvent, Inc. (j)	Internet Software & Services	L+5.00% (6.00%), 11/29/2023	10,000	9,900	10,025	0.7%
Danish CRJ LTD. (a) (p)	Aerospace & Defense	13.50%	20	—	20	—%
DigiCert, Inc (j)	Internet Software & Services	L+5.00% (6.00%), 10/21/2021	10,863	10,613	10,863	0.7%
Doskocil Manufacturing Company, Inc. (m)	Household Durables	L+8.40% (9.40%), 11/10/2020	15,000	14,810	15,000	1.0%
Eagle Rx, LLC (i)	Health Care Providers & Services	L+6.00% (7.00%), 8/15/2019	14,492	14,457	14,492	1.0%
ECI Acquisition Holdings, Inc. (i)	Internet Software & Services	L+6.25% (7.40%), 3/11/2019	12,742	12,708	12,552	0.8%
Emergency Communications Network, LLC (m)	Internet Software & Services	L+10.06% (11.06%), 6/12/2021	19,724	19,517	19,428	1.3%
ERG Holding Company (i) (m)	Health Care Providers & Services	L+6.75% (8.00%), 4/4/2019	34,475	34,071	33,958	2.2%
Excelitas Technologies Corp. (j)	Electronic Equipment, Instruments & Components	L+5.00% (6.15%), 11/2/2020	13,725	13,681	13,691	0.9%
Genesys Telecommunications Laboratories, Inc. (j)	Diversified Telecommunication Services	L+4.00% (5.00%), 12/1/2023	24,939	24,581	25,100	1.6%
Greenwave Holdings, Inc. (l)	Internet Software & Services	13.00%, 7/8/2019	15,811	15,661	15,811	1.0%
GTCR Valor Companies, Inc. (j)	Software	L+6.00% (7.15%), 6/16/2023	24,813	23,930	24,914	1.6%
HC Group Holdings III, Inc. (j)	Health Care	L+5.00% (6.00%), 4/7/2022	14,895	14,641	14,634	1.0%
Hexion Inc. (x)	Chemicals	10.38%, 2/1/2022	920	920	919	0.1%
Icynene US Acquisition Corp. (f) (i) (m)	Building Products	L+6.25% (7.28%), 11/4/2020	21,226	20,970	21,013	1.4%
Icynene US Acquisition Corp. (f)	Building Products	L+6.25% (7.28%), 11/4/2019	1,000	1,000	990	0.1%
ILC Dover LP (i) (l)	Aerospace & Defense	L+9.00% (10.00%), 3/20/2020	14,079	14,044	12,108	0.8%
Indivior Finance S.A.R.L. (j)	Health Care	L+6.00% (7.04%), 12/19/2019	8,987	8,987	9,032	0.6%
InMotion Entertainment Group, LLC (f) (i)	Specialty Retail	L+7.75% (9.00%), 10/1/2018	14,255	14,148	14,255	0.9%
IPC Corp. (j)	Diversified Telecommunication Services	L+4.50% (5.50%), 8/6/2021	9,163	9,025	8,522	0.6%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2017 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Jackson Hewitt, Inc. (j)	Diversified Consumer Services	L+7.00% (8.04%), 7/30/2020	$6,860	$6,827	$6,483	0.4%
K2 Pure Solutions NoCal, L.P. (i)	Chemicals	L+6.00% (7.00%), 2/19/2021	6,500	6,447	6,500	0.4%
Kahala Ireland OpCo Designated Activity Company (a) (d) (l) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	149,469	149,469	149,469	9.8%
Kahala US OpCo LLC (d) (l) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	2,690	2,690	2,690	0.2%
Kissner Milling Co. Ltd. (x)	Chemicals	8.38%, 12/1/2022	9,960	9,943	10,271	0.7%
LenderLive Services, LLC	Business Services	L+12.00% (12.94%), 8/11/2020	10,000	9,832	9,700	0.6%
Lightsquared LP (l)	Diversified Telecommunications Services	L+8.75% (9.85%), 6/15/2020	10,496	9,661	10,228	0.7%
Lionbridge Technologies, Inc. (i)	Business Services	L+5.50% (6.55%), 2/28/2024	13,868	13,799	13,833	0.9%
MCS AMS Sub-Holdings LLC (j)	Real Estate Management & Development	L+6.50% (7.50%), 10/15/2019	11,625	11,442	11,218	0.7%
Medical Depot Holdings, Inc. (i)	Health Care	L+5.50% (6.50%), 1/3/2023	20,151	18,402	19,295	1.3%
Metal Services LLC (j)	Metals & Mining	L+7.50% (8.65%), 6/30/2019	10,889	10,769	10,939	0.7%
Midwest Can Company, LLC (f)	Energy Equipment & Services	L+5.75% (9.75%), 1/26/2022	69	69	68	—%
Midwest Can Company, LLC (f) (i)	Energy Equipment & Services	L+6.75% (7.75%), 1/26/2022	5,105	5,001	5,016	0.3%
MMM Holdings, LLC (j) (l)	Health Care	L+8.75% (10.25%), 6/28/2019	7,153	7,070	7,046	0.5%
Monitronics International, Inc. (j)	Diversified Consumer Services	L+5.50% (6.65%), 9/30/2022	2,985	2,971	3,011	0.2%
Montreign Operating Company, LLC (m)	Hotels, Restaurants, & Leisure	L+8.25% (9.31%), 1/24/2023	25,000	24,514	25,468	1.7%
Motion Recruitment Partners, LLC (i)	Professional Services	L+6.00% (7.00%), 2/13/2020	17,750	17,508	17,750	1.2%
Motion Recruitment Partners, LLC (f) (i)	Professional Services	L+5.00% (8.75%), 2/13/2020	125	125	125	—%
Motorsports Aftermarket Group, Inc. (i) (j)	Auto Components	L+4.00% (5.42%), 5/14/2021	26,214	24,900	13,565	0.9%
MSO of Puerto Rico, LLC (j) (l)	Health Care	L+8.75% (10.25%), 6/28/2019	5,200	5,140	5,122	0.3%
Murray Energy Holdings Co. (j)	Energy Equipment & Services	L+7.25% (8.40%), 4/16/2020	14,809	14,069	14,350	0.9%
MWI Holdings, Inc. (j)	Machinery	L+5.50% (6.65%), 6/28/2020	9,925	9,843	9,999	0.7%
National Technical Systems, Inc. (f) (i)	Professional Services	L+6.25% (7.25%), 6/12/2021	19,326	19,080	18,359	1.2%
New Star Metals Inc. (l) (m)	Business Services	L+9.50% (11.00%), 12/22/2021	32,806	32,161	32,163	2.1%
NexSteppe Inc. (l)	Chemicals	15.00%, 3/30/2018	10,876	10,638	5,873	0.4%
Noosa Acquirer, Inc. (i) (m)	Food Products	L+5.25% (6.40%), 11/21/2020	25,000	24,772	25,000	1.6%
NTM Acquisition Corp. (i)	Media	L+6.25% (7.25%), 6/7/2022	12,272	12,110	12,149	0.8%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2017 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Orchid Underwriters Agency, LLC (f) (i)	Insurance Broker	L+5.00% (6.00%), 3/17/2022	$20,000	$19,780	$19,800	1.3%
Otter Box Holdings, Inc. (j)	Electronic Equipment, Instruments & Components	L+4.75% (5.75%), 6/3/2020	14,797	14,606	14,587	1.0%
Peabody Energy Corp. (j)	Metals & Mining	L+4.50% (5.50%), 3/31/2022	4,296	4,274	4,291	0.3%
PeopLease Holdings, LLC (i)	Commercial Services & Supplies	L+9.00% (10.16%), 2/26/2021	20,000	19,842	19,900	1.3%
PGX Holdings, Inc. (j)	Transportation Infrastructure	L+5.25% (6.25%), 9/29/2020	13,081	12,985	13,090	0.9%
Premier Dental Services, Inc. (i) (j)	Health Care Providers & Services	L+6.50% (7.50%), 11/1/2018	22,488	22,448	22,375	1.5%
Premier Global Services, Inc. (j)	Diversified Telecommunication Services	L+6.50% (7.50%), 12/8/2021	9,743	9,318	9,690	0.6%
Pre-Paid Legal Services, Inc. (j)	Diversified Consumer Services	L+5.25% (6.50%), 7/1/2019	12,759	12,754	12,799	0.8%
Pride Plating, Inc. (i)	Aerospace & Defense	L+5.50% (6.65%), 6/13/2019	8,730	8,682	8,446	0.6%
PSKW, LLC (i)	Health Care Providers & Services	L+4.25% (5.40%), 11/25/2021	1,969	1,953	1,949	0.1%
PSKW, LLC (m)	Health Care Providers & Services	L+8.36% (9.51%), 11/25/2021	17,750	17,474	17,218	1.1%
PT Network, LLC (f) (i)	Health Care	L+6.50% (7.55%), 11/30/2021	17,063	16,825	16,970	1.1%
PT Network, LLC (f)	Health Care	L+6.50% (7.54%), 11/30/2021	1,555	1,555	1,546	0.1%
Pure Barre, LLC (f) (i) (m)	Hotels, Restaurants & Leisure	L+7.00% (8.00%), 6/11/2020	27,463	27,112	27,189	1.8%
Resco Products, Inc. (i)	Metals & Mining	P+4.75% (8.75%), 3/7/2020	10,000	10,000	9,200	0.6%
RVNB Holdings, Inc. (dba All My Sons Moving & Storage) (f) (i)	Diversified Consumer Services	L+6.50% (7.50%), 2/25/2020	21,552	21,292	21,552	1.4%
Sage Automotive Holdings, Inc. (j)	Auto Components	L+5.00% (6.00%), 11/8/2022	14,963	14,820	15,000	1.0%
SHO Holding II Corporation (j)	Specialty Retail	L+5.00% (6.00%), 10/27/2022	11,850	11,754	11,791	0.8%
Squan Holding Corp.	Diversified Telecommunication Services	L+4.00% (5.15%), 10/10/2019	10,385	7,119	6,854	0.4%
STG-Fairway Acquisitions, Inc. (j)	Professional Services	L+5.25% (6.40%), 6/30/2022	13,359	13,206	12,858	0.8%
Stratose Intermediate Holdings II, LLC (j)	Health Care Providers & Services	L+5.00% (6.15%), 1/26/2022	9,875	9,795	9,974	0.7%
SunGard Availability Services Capital, Inc. (j)	IT Services	L+5.00% (6.00%), 3/31/2019	8,741	8,704	8,446	0.6%
Tax Defense Network, LLC (f) (i) (l) (m)	Diversified Consumer Services	L+12.50% (13.65%), 8/28/2019	26,799	26,532	18,492	1.2%
Trojan Battery Company, LLC (j)	Auto Components	P+4.75% (5.87%), 6/12/2021	10,559	10,494	10,546	0.7%
Turning Tech LLC (f) (i)	Software	L+10.75% (11.90%), 6/30/2020	24,601	24,320	23,125	1.5%
Twenty Eighty, Inc. (l)	Media	8.00%, 3/31/2020	5,969	3,812	3,844	0.3%
Twenty Eighty, Inc. (l)	Media	L+8.00% (9.00%), 3/31/2020	2,824	2,206	1,818	0.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2017 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Twenty Eighty, Inc. (l)	Media	9.00%, 3/31/2020	$5,387	$3,444	$3,469	0.2%
United Central Industrial Supply Company, LLC (i) (j)	Commercial Services & Supplies	L+7.25% (8.50%), 10/9/2018	8,618	8,575	7,461	0.5%
VCVH Holding Corp. (j)	Health Care	L+5.00% (6.15%), 6/1/2023	12,903	12,788	12,854	0.8%
VetCor Professional Practices LLC (f) (i)	Diversified Consumer Services	L+6.00% (7.15%), 4/20/2021	15,031	14,874	14,731	0.9%
Xplornet Communications, Inc. (a) (j)	Diversified Telecommunication Services	L+6.00% (7.15%), 7/25/2020	9,950	9,864	10,074	0.7%
Sub Total Senior Secured First Lien Debt				$1,709,814	$1,611,653	105.7%

Senior Secured Second Lien Debt - 17.5% (b)
Anchor Glass Container Corporation (m)	Containers & Packaging	L+7.75% (8.75%), 12/7/2024	$20,000	$19,807	$20,350	1.3%
Appriss Holdings, Inc. (m)	IT Services	L+9.25% (10.40%), 5/21/2021	13,985	13,847	13,845	0.9%
Asurion LLC (j)	IT Services	L+7.50% (8.50%), 3/3/2021	10,000	9,360	10,112	0.7%
Boston Market Corporation (m)	Hotels, Restaurants & Leisure	L+8.25% (9.40%), 12/16/2018	24,288	24,154	24,045	1.6%
BrandMuscle Holdings Inc. (m)	Internet Software & Services	L+8.50% (9.50%), 6/1/2022	24,500	24,110	24,500	1.6%
Cayan Holdings (m)	IT Services	L+8.50% (9.66%), 3/24/2022	20,000	19,594	20,000	1.3%
CDS U.S. Intermediate Holdings, Inc. (m)	Hotels, Restaurants & Leisure	L+8.25% (9.40%), 7/8/2023	7,927	7,793	7,848	0.5%
CIG Financial, LLC (a) (f) (m)	Consumer Finance	10.50%, 6/30/2019	13,000	12,941	12,415	0.8%
CREDITCORP (x)	Consumer Finance	12.00%, 7/15/2018	13,250	13,222	11,268	0.7%
Epic Health Services, Inc. (m)	Health Care Providers & Services	L+8.00% (9.00%), 3/17/2025	15,000	14,775	15,019	1.0%
J. C. Bromac Corporation (dba EagleRider, Inc.) (f)	Hotels, Restaurants & Leisure	L+8.75% (9.90%), 2/10/2021	1,995	1,995	1,945	0.1%
J. C. Bromac Corporation (dba EagleRider, Inc.) (m)	Hotels, Restaurants & Leisure	L+8.75% (9.73%), 2/10/2021	6,925	6,868	6,752	0.4%
Linc Energy Finance USA, Inc. (t)	Oil, Gas & Consumable Fuels	12.50%, 10/31/2017	9,000	8,914	—	—%
NCP Finance Limited Partnership (j)	Consumer Finance	L+9.75% (11.00%), 10/1/2018	12,109	12,079	11,443	0.8%
Rx30 HoldCo, Inc. (m)	Health Care Technology	L+9.00% (10.01%), 6/15/2022	11,500	11,329	11,500	0.8%
Schulman Associates Institutional Review Board, Inc. (m)	Life Sciences Tools & Services	L+8.00% (9.00%), 6/3/2021	17,000	16,781	16,830	1.1%
Stratose Intermediate Holdings II, LLC (m)	Health Care Providers & Services	L+9.50% (10.65%), 12/30/2021	30,000	29,597	30,000	2.0%
U.S. Auto (m)	Diversified Consumer Services	L+11.75% (12.75%), 6/8/2020	30,000	29,587	29,700	1.9%
Sub Total Senior Secured Second Lien Debt				$276,753	$267,572	17.5%

Subordinated Debt - 5.3% (b)
Gold, Inc. (m)	Textiles, Apparel & Luxury Goods	10.00%, 6/30/2019	$7,003	$6,968	$5,953	0.4%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2017 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Park Ave RE Holdings, LLC (d) (l) (o)	Real Estate Management & Development	L+8.00% (13.00%), 12/29/2017	$37,192	$37,192	$37,192	2.5%
Steel City Media (l)	Media	16.00%, 3/29/2020	21,770	21,515	20,464	1.3%
Xplornet Communications, Inc. (a) (l)	Diversified Telecommunication Services	13.00%, 10/25/2020	14,591	14,591	15,102	1.0%
Zimbra, Inc. (t)	Software	12.00%, 7/10/2018	1,005	1,005	1,447	0.1%
Sub Total Subordinated Debt				$81,271	$80,158	5.3%

Collateralized Securities - 13.7% (b)
Collateralized Securities - Debt Investment
Fifth Street Senior Loan Fund I, LLC - 1A Class F (a) (p)	Diversified Investment Vehicles	L+7.50% (8.53%), 1/19/2027	$10,728	$9,140	$8,905	0.6%
Collateralized Securities - Equity Investment
B&M CLO 2014-1, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	8.01%, 4/16/2026	$40,250	$19,174	$16,173	1.0%
CVP Cascade CLO, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	0.15%, 1/16/2026	31,000	9,774	8,826	0.6%
CVP Cascade CLO-2, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	9.84%, 7/18/2026	35,250	13,070	12,743	0.8%
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	14.75%, 1/19/2027	31,575	21,759	19,409	1.3%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	2.36%, 1/15/2027	35,057	19,057	15,716	1.0%
MidOcean Credit CLO II, LLC Income Notes (a) (p) (v)	Diversified Investment Vehicles	7.89%, 1/29/2025	37,600	22,360	20,695	1.4%
MidOcean Credit CLO III, LLC Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	7.41%, 7/21/2026	40,250	23,040	20,948	1.4%
MidOcean Credit CLO IV, LLC Income Notes (a) (p) (v)	Diversified Investment Vehicles	9.10%, 4/15/2027	21,500	14,629	14,634	0.9%
NewStar Arlington Senior Loan Program LLC Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	23.58%, 7/25/2025	31,603	23,328	24,324	1.6%
OFSI Fund VI, Ltd. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	12.01%, 3/20/2025	38,000	17,867	16,446	1.1%
Related Fee Agreements (a) (s)	Diversified Investment Vehicles		—	9,333	8,210	0.5%
Silver Spring CLO, Ltd. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	2.23%, 10/16/2026	31,500	17,481	12,007	0.8%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	8.30%, 5/1/2026	36,000	14,379	10,527	0.7%
Sub Total Collateralized Securities				$234,391	$209,563	13.7%

Equity/Other - 12.5% (b)

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2017 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant (e)	Software	Expire 3/9/2025	306,122	$—	$—	—%
Basho Technologies, Inc. - Series G Senior Preferred Stock (e)	Software		2,000,000	2,000	—	—%
California Resources Corp. - Preferred Equity	Metals & Mining	9.00%	15,025,000	14,725	14,725	1.0%
Capstone Nutrition Common Stock (fka Integrity Nutraceuticals, Inc.) (e) (o)	Food Products		6,023	1,630	—	—%
Capstone Nutrition Class B and C Common Stock (fka Integrity Nutraceuticals, Inc.) (e) (o) (u)	Food Products		24,656	—	—	—%
Carlyle GMS Finance, Inc. (a) (f)	Diversified Investment Vehicles		$6,587	6,587	6,250	0.4%
Danish CRJ LTD. (a) (e) (p) (r)	Aerospace & Defense		5,002	1	308	—%
Evolution Research Group - Preferred Equity (e)	Health Care Providers & Services	8.00%	500,000	500	620	—%
Greenwave Holdings, Inc. - Series C Preferred Stock Warrant (e)	Internet Software & Services	Expire 8/16/2025	172,414	—	7	—%
Kahala Ireland OpCo Designated Activity Company - Common Equity (a) (e) (h) (o)	Aerospace & Defense		137	—	10,270	0.7%
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (a) (e) (h) (o)	Aerospace & Defense		3,250,000	2,894	3,250	0.2%
Kahala US OpCo LLC - Class A Preferred Units (e) (k) (o)	Aerospace & Defense	13.00%	4,413,472	4,161	4,000	0.3%
New Star Metals Inc.	Business Services	Expire 12/22/2036	133,074	201	202	—%
NexSteppe Inc. Series C Preferred Stock Warrant (e)	Chemicals	Expire 3/9/2025	176,585	500	2	—%
NMFC Senior Loan Program I, LLC (a) (p)	Diversified Investment Vehicles		$50,000	50,000	47,602	3.1%
Orchid Underwriters Agency, LLC - Preferred Shares (e) (u)	Insurance Broker		5,000	113	680	—%
Orchid Underwriters Agency, LLC - Common Shares (e) (u)	Insurance Broker		5,000	—	18	—%
Park Ave RE Holdings, LLC - Common Shares (e) (o) (w)	Real Estate Management & Development		1,000	—	7,146	0.5%
Park Ave RE Holdings, LLC - Preferred Shares (o) (w)	Real Estate Management & Development	8.00%	47,290	23,645	23,645	1.5%
PennantPark Credit Opportunities Fund II, LP (a) (f) (g) (p)	Diversified Investment Vehicles		$9,943	9,943	9,979	0.7%
South Grand MM CLO I, LLC (a) (f) (p)	Diversified Investment Vehicles		$29,524	29,095	28,359	1.9%
Squan Holding Corp. - Class A Common Stock (e) (p)	Diversified Telecommunication Services		180,835	—	—	—%
Squan Holding Corp. - Series A Preferred Stock (e) (p)	Diversified Telecommunication Services		8,962	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2017 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Tax Defense Network, LLC (e)	Diversified Consumer Services		425	$425	$—	—%
Tennenbaum Waterman Fund, L.P. (a)	Diversified Investment Vehicles		$10,000	10,000	10,228	0.7%
The SAVO Group, Ltd. - Warrants (e)	Internet Software & Services	Expire 3/23/2023	138,000	—	—	—%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		$13,960	13,960	13,143	0.9%
Twentyeighty, Inc. - Class A Common Equity (e)	Media		54,586	—	—	—%
U.S. Auto Series A Common Units (e) (u)	Diversified Consumer Services		10,000	10	—	—%
U.S. Auto Series A Preferred Units (e) (u)	Diversified Consumer Services		490	490	553	—%
World Business Lenders, LLC (e)	Consumer Finance		3,750,000	3,750	4,840	0.3%
Xplornet Communications, Inc. - Warrants (a) (e)	Diversified Telecommunication Services	Expire 10/25/2023	10,284	—	4,086	0.3%
Zimbra, Inc. - Warrants (Third Lien Bridge Note) (e)	Software	Expire 7/11/2023	1,000,000	—	366	—%
Sub Total Equity/Other				$174,630	$190,279	12.5%

TOTAL INVESTMENTS - 154.7% (b)				$2,476,859	$2,359,225	154.7%
_____________

(a)
All of the Company's investments, except the investments noted by this footnote, are in eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”). Eligible assets represent 78.7% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.

(b)	Percentages are based on net assets of $1,525,136 as of March 31, 2017.

(c)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act. (See Note 3 to the consolidated financial statements).

(d)	As of the date of election, the portfolio company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be payment-in-kind (“PIK”).

(e)	Non-income producing at March 31, 2017.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2017
(Unaudited)

(f)The Company has various unfunded commitments to portfolio companies. The remaining amount of these unfunded commitments as of March 31, 2017 are comprised of the following:

Portfolio Company Name	Investment Type	Commitment Type	Original Commitment	Remaining Commitment
Amteck, LLC	Senior Secured First Lien Debt	Revolver term loan	$5,000	$5,000
Answers Corporation	Senior Secured First Lien Debt	Delayed draw term loan	3,029	1,751
BDS Solutions Group, LLC	Senior Secured First Lien Debt	Revolver term loan	3,000	3,000
Berner Food & Beverage LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,693	2,693
Carlyle GMS Finance, Inc.	Equity/Other	Equity capital commitment	10,000	3,413
CCW, LLC	Senior Secured First Lien Debt	Revolver term loan	3,000	3,000
CIG Financial, LLC	Senior Secured Second Lien Debt	Delayed draw term loan	5,000	5,000
Icynene US Acquisition Corp.	Senior Secured First Lien Debt	Delayed draw term loan	5,000	5,000
Icynene US Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	5,000	4,000
InMotion Entertainment Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,200	1,843
J. C. Bromac Corporation (dba EagleRider, Inc.)	Senior Secured Second Lien Debt	Delayed draw term loan	5,000	3,005
Midwest Can Company, LLC	Senior Secured First Lien Debt	Delayed draw term loan	828	828
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	1,035	966
Motion Recruitment Partners, LLC	Senior Secured First Lien Debt	Revolver term loan	2,000	1,875
National Technical Systems, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	5,000	5,000
Orchid Underwriters Agency, LLC	Senior Secured First Lien Debt	Revolver term loan	2,200	2,200
Orchid Underwriters Agency, LLC	Senior Secured First Lien Debt	Delayed draw term loan	5,600	5,600
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Equity capital commitment	10,800	538
PT Network, LLC	Senior Secured First Lien Debt	Delayed draw term loan	6,579	5,024
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,316	1,316
Pure Barre, LLC	Senior Secured First Lien Debt	Revolver term loan	2,500	2,500
RVNB Holdings, Inc. (dba All My Sons Moving & Storage)	Senior Secured First Lien Debt	Revolver term loan	852	852
South Grand MM CLO I, LLC	Equity/Other	Equity capital commitment	35,000	5,476
Tax Defense Network, LLC	Senior Secured First Lien Debt	Delayed draw term loan	5,000	1,000
Turning Tech LLC	Senior Secured First Lien Debt	Revolver term loan	6,000	3,000
VetCor Professional Practices LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,574	2,314
Total			$136,206	$76,194

(g)	The investment is subject to a three year lock-up restriction on withdrawals in year 4.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2017
(Unaudited)

(l)For the three months ended March 31, 2017, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind (“PIK”):

Portfolio Company	Investment Type	Cash	PIK	All-in Rate	PIK Earned for the three months ended March 31, 2017
Basho Technologies, Inc.	Senior Secured First Lien Debt	17.00%	—%	17.00%	$—
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.)	Senior Secured First Lien Debt	—%	13.50%	13.50%	—
Greenwave Holdings, Inc.	Senior Secured First Lien Debt	10.00%	3.00%	13.00%	118
ILC Dover LP	Senior Secured First Lien Debt	8.00%	2.00%	10.00%	71
Kahala Ireland OpCo Designated Activity Company	Senior Secured First Lien Debt	—%	13.00%	13.00%	60
Kahala US OpCo LLC	Senior Secured First Lien Debt	13.00%	—%	13.00%	—
Lightsquared LP	Senior Secured First Lien Debt	—%	9.85%	9.85%	250
MMM Holdings, LLC	Senior Secured First Lien Debt	10.25%	—%	10.25%	—
MSO of Puerto Rico, LLC	Senior Secured First Lien Debt	10.25%	—%	10.25%	—
New Star Metals Inc.	Senior Secured First Lien Debt	9.00%	2.00%	11.00%	180
NexSteppe Inc.	Senior Secured First Lien Debt	10.00%	5.00%	15.00%	135
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%	—
Steel City Media	Subordinated Debt	8.00%	8.00%	16.00%	352
Tax Defense Network, LLC	Senior Secured First Lien Debt	9.65%	4.00%	13.65%	266
Twentyeighty, Inc.	Senior Secured First Lien Debt	4.50%	4.50%	9.00%	21
Twentyeighty, Inc.	Senior Secured First Lien Debt	1.00%	7.00%	8.00%	68
Twentyeighty, Inc.	Senior Secured First Lien Debt	0.25%	8.75%	9.00%	76
Xplornet Communications, Inc.	Subordinated Debt	—%	13.00%	13.00%	—
Total					$1,597

(m)	The Company's investment or a portion thereof is pledged as collateral under the UBS Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

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

(s)
Related Fee Agreements consist of one investment with a fair value of $0.7 million that is classified as a Non-affiliated Investment and five investments with a total fair value of $7.5 million that are classified as Affiliated Investments.

(t)	The investment is on non-accrual status as of March 31, 2017.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

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

(w)	The Company's investment is held through the consolidated subsidiary, Park Ave RE, Inc., which owns 100% of the equity of the operating company, Park Ave RE Holdings, LLC.

(x)	The Company's investment or a portion thereof is pledged as collateral under the JPMC PB Account. Individual investments can be divided into parts which are pledged to separate credit facilities.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2017
(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2017:

	At March 31, 2017
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles	$325,124	13.8%
Aerospace & Defense	190,561	8.1
Health Care Providers & Services	159,299	6.7
Diversified Consumer Services	158,667	6.7
Hotels, Restaurants & Leisure	147,928	6.3
Business Services	125,645	5.3
Internet Software & Services	109,914	4.7
Health Care	96,090	4.1
Diversified Telecommunication Services	89,656	3.8
Commercial Services & Supplies	88,380	3.7
Media	82,478	3.5
Real Estate Management & Development	79,201	3.4
IT Services	70,536	3.0
Food Products	54,770	2.3
Software	51,578	2.2
Professional Services	49,092	2.1
Metals & Mining	42,231	1.8
Machinery	42,049	1.8
Consumer Finance	39,966	1.7
Auto Components	39,111	1.7
Energy Equipment & Services	37,861	1.6
Electronic Equipment, Instruments & Components	28,278	1.2
Transportation Infrastructure	27,490	1.2
Specialty Retail	26,046	1.1
Diversified Financial Services	24,831	1.0
Chemicals	23,565	1.0
Communications Equipment	22,194	0.9
Building Products	22,003	0.9
Insurance	20,498	0.9
Containers & Packaging	20,350	0.9
Life Sciences Tools & Services	16,830	0.7
Household Durables	15,000	0.6
Distributors	14,550	0.6
Health Care Technology	11,500	0.5
Textiles, Apparel & Luxury Goods	5,953	0.2
Oil, Gas & Consumable Fuels	—	—
Total	$2,359,225	100.0%

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2016

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Kahala Ireland OpCo Designated Activity Company - Common Equity (a) (e) (h) (o)	Aerospace & Defense		137	$—	$8,180	0.5%
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (a) (e) (h) (o)	Aerospace & Defense		3,250,000	2,900	3,250	0.2%
Kahala US OpCo LLC - Class A Preferred Units (e) (k) (o)	Aerospace & Defense	13.00%	4,413,472	4,193	4,000	0.3%
New Star Metals Inc. (l)	Business Services	Expire 12/22/2036	133,074	201	201	—%
NexSteppe Inc. Series C Preferred Stock Warrant (e)	Chemicals	Expire 3/9/2025	185,704	500	43	—%
NMFC Senior Loan Program I, LLC (a) (p)	Diversified Investment Vehicles		$50,000	50,000	47,057	3.1%
Orchid Underwriters Agency, LLC - Preferred Shares (e) (u)	Insurance Broker		5,000	500	659	—%
Orchid Underwriters Agency, LLC - Common Shares (e) (u)	Insurance Broker		5,000	—	304	—%
Park Ave RE Holdings, LLC - Common Shares (e) (o) (w)	Real Estate Management & Development		1,000	—	6,564	0.4%
Park Ave RE Holdings, LLC - Preferred Shares (o) (w)	Real Estate Management & Development	8.00%	47,290	23,645	23,645	1.6%
PennantPark Credit Opportunities Fund II, LP (a) (f) (g) (p)	Diversified Investment Vehicles		$9,943	9,943	9,788	0.7%
South Grand MM CLO I, LLC (a) (f) (p)	Diversified Investment Vehicles		$29,095	29,095	28,382	1.9%
Squan Holding Corp. - Class A Common Stock (e) (p)	Diversified Telecommunication Services		180,835	—	—	—%
Squan Holding Corp. - Series A Preferred Stock (e) (p)	Diversified Telecommunication Services		8,962	—	—	—%
Tax Defense Network, LLC (e)	Diversified Consumer Services		396	425	—	—%
Tennenbaum Waterman Fund, L.P. (a)	Diversified Investment Vehicles		$10,000	10,000	10,169	0.7%
The SAVO Group, Ltd. - Warrants (e)	Internet Software & Services	Expire 3/23/2023	138,000	—	—	—%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		$13,990	13,990	12,850	0.9%
U.S. Auto Series A Common Units (e) (u)	Diversified Consumer Services		10,000	10	27	—%
U.S. Auto Series A Preferred Units (e) (u)	Diversified Consumer Services		490	490	572	—%
World Business Lenders, LLC (e)	Consumer Finance		922,669	3,750	4,441	0.3%
Xplornet Communications, Inc. - Warrants (a) (e)	Diversified Telecommunication Services	Expire 10/25/2023	10,284	—	3,647	0.2%
Zimbra, Inc. - Warrants (Third Lien Bridge Note) (e)	Software	Expire 7/11/2023	1,000,000	—	225	—%

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
For the period ended March 31, 2017
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

The Company’s investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. The Company invests primarily in first and second lien senior secured loans and mezzanine debt issued by middle market companies. The Company defines middle market companies as those with annual revenues between $10 million and $1 billion. The Company may also purchase interests in loans through secondary market transactions. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. The Company may invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles (“Collateralized Securities” or "CLOs"). Structurally, CLOs are entities that are formed to manage a portfolio of senior secured loans made to companies whose debt is rated below investment grade or, in limited circumstances, unrated. The senior secured loans within these Collateralized Securities meet specified credit and diversity criteria and are subject to concentration limitations in order to create a diverse investment portfolio. In most cases, companies to whom we provide customized financing solutions will be privately held at the time the Company invests in them.

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

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. In order to allow for associated processing time needed, the transfer agent for the Company accepted subscriptions in good order dated on or before April 30, 2015 and received no later than June 30, 2015. As of March 31, 2017, the Company had issued 191.4 million shares of common stock for gross proceeds of $2.1 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of March 31, 2017, the Company had repurchased a cumulative 12.6 million shares of common stock through its share repurchase program for payments of $114.3 million.

The Company intends to co-invest, subject to the conditions included in the exemptive order the Company received from the SEC, with certain of our affiliates. The Company believes that such co-investments may afford it additional investment opportunities and an ability to achieve greater diversification.

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
For the period ended March 31, 2017
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, the consolidated financial statements may not include all of the information and notes required by U.S. GAAP for annual consolidated financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2017.

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

Consolidation

As provided under Regulation S-X and ASC Topic 946 - Financial Services - Investment Companies, the Company will generally not consolidate its investment in a company other than a substantially wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's substantially wholly-owned subsidiaries in its consolidated financial statements.

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
For the period ended March 31, 2017
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
For the period ended March 31, 2017
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

Where appropriate, prior period consolidated financial statements may have been reclassified to disclose the Company's Control Investments and Affiliate Investments as defined above. In addition, prior period consolidated financial statements have been reclassified to present investment industry classifications in a consistent manner with the current year.

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

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12 month period. As of March 31, 2017 and December 31, 2016, offering costs have not been incurred in excess of the 1.5% limit.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s Unsecured Notes and revolving credit facilities with Wells Fargo, Citi, and UBS are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 5 - Borrowings - for details on the Credit Facilities and Unsecured Notes.

Distributions

The Company’s board of directors has authorized, and the Company has declared cash distributions payable on a monthly basis to stockholders of record on each day since it commenced operations. Since November 2013, the distribution rate has been $0.002378082 per day, which is equivalent to $0.868 per annum, per share of common stock, except for 2016 where the daily distribution rate was $0.002371585 per day to accurately reflect 2016 being a leap year.

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
For the period ended March 31, 2017
(Unaudited)

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
For the period ended March 31, 2017
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

New Accounting Pronouncements

In December 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-19, Technical Corrections and Improvements. As part of this guidance, ASU 2016-19 amends FASB ASC 820 to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. ASU 2016-19 is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The Company has evaluated the impact of ASU 2016-19 on its consolidated financial statements and disclosures and determined that the adoption of ASU 2016-19 has not had a material impact on its consolidated financial statements.

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows, which will amend FASB ASC 230. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the impact of ASU 2016-18 on its consolidated financial statements and disclosures.

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. The Company is currently evaluating the impact that the adoption of the amendments to Regulation S-X will have on its consolidated financial statements and disclosures.

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
For the period ended March 31, 2017
(Unaudited)

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

All of the Company’s investment portfolio at March 31, 2017 was comprised of debt and equity instruments for which Level 1 inputs, such as quoted prices, were not available. Therefore, at March 31, 2017, the investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at March 31, 2017 may differ materially from values that would have been used had a ready market for the securities existed.

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
For the period ended March 31, 2017
(Unaudited)

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2017
(Unaudited)

The following table presents fair value measurements of investments, by major class, as of March 31, 2017, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$684,982	$926,671	$—	$1,611,653
Senior Secured Second Lien Debt	—	64,597	202,975	—	267,572
Subordinated Debt	—	—	80,158	—	80,158
Collateralized Securities	—	—	209,563	—	209,563
Equity/Other	—	—	74,718	115,561	190,279
Total	$—	$749,579	$1,494,085	$115,561	$2,359,225
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

The following table presents fair value measurements of investments, by major class, as of December 31, 2016, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$714,562	$916,099	$—	$1,630,661
Senior Secured Second Lien Debt	—	56,936	205,051	—	261,987
Subordinated Debt	—	—	80,540	—	80,540
Collateralized Securities	—	—	249,582	—	249,582
Equity/Other	—	—	56,794	114,519	171,313
Total	$—	$771,498	$1,508,066	$114,519	$2,394,083
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2017
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2017:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2016	$916,099	$205,051	$80,540	$249,582	$56,794	$1,508,066
Net change in unrealized appreciation (depreciation) on investments	(16,753)	239	(598)	364	3,623	(13,125)
Purchases and other adjustments to cost	58,367	2,140	435	40	14,726	75,708
Sales and redemptions	(46,712)	(16,062)	(198)	(41,372)	(429)	(104,773)
Net realized gains (losses)	492	221	(21)	949	4	1,645
Transfers in	15,178	11,386	—	—	—	26,564
Transfers out	—	—	—	—	—	—
Balance as of March 31, 2017	$926,671	$202,975	$80,158	$209,563	$74,718	$1,494,085
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation (depreciation):	$(16,472)	$239	$(598)	$1,300	$3,623	$(11,908)

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

For the three months ended March 31, 2017, there were no transfers out of Level 1 to Level 2 and Level 3 to Level 2. For the three months ended March 31, 2017, two companies were transferred out of Level 2 to Level 3.

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2017
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
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
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

The composition of the Company’s investments as of March 31, 2017, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,709,814	$1,611,653	68.3%
Senior Secured Second Lien Debt	276,753	267,572	11.3
Subordinated Debt	81,271	80,158	3.4
Collateralized Securities	234,391	209,563	8.9
Equity/Other	174,630	190,279	8.1
Total	$2,476,859	$2,359,225	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2017
(Unaudited)

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

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of March 31, 2017. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$882,684	Yield Analysis	Market Yield	6.00%	27.00%	10.71%
Senior Secured First Lien Debt (c)	$11,294	Joint Venture/Merger Strategy	EBITDA Multiple	5.00x	5.50x	N/A
Senior Secured Second Lien Debt	$202,975	Yield Analysis	Market Yield	10.70%	14.50%	12.01%
Subordinated Debt (d)	$78,710	Yield Analysis	Market Yield	12.25%	17.00%	13.20%
Collateralized Securities	$209,563	Discounted Cash Flow	Discount Rate	7.54%	30.00%	17.83%
Equity/Other (e)	$11,006	Market Multiple Analysis	EBITDA Multiple	1.8x	22.4x	6.7x
______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)
Refer to note (c) below for one senior secured first lien debt investment valued using an alternative technique. The remaining $32.7 million of senior secured first lien debt were valued at their respective acquisition prices as the investments closed near period end.

(c)	Weighted average not applicable as this asset category contains one investment.

(d)	The remaining $1.5 million of subordinated debt were valued based on a Monte-Carlo simulation.

(e)
The remaining $63.7 million of equity/other investments consisted of $48.6 million which were valued with consideration of their respective appraisal value, $14.7 million which were valued at their respective acquisition prices as the investment closed near period end, and $0.4 million which were based on a Monte-Carlo simulation.

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2017
(Unaudited)

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2016. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$823,974	Yield Analysis	Market Yield	6.00%	27.00%	10.88%
Senior Secured First Lien Debt (c)	$19,708	Joint Venture/Merger Strategy	EBITDA Multiple	6.75x	7.50x	N/A
Senior Secured Second Lien Debt	$205,051	Yield Analysis	Market Yield	10.60%	13.60%	11.91%
Subordinated Debt (d)	$78,808	Yield Analysis	Market Yield	12.25%	17.25%	14.11%
Collateralized Securities	$249,582	Discounted Cash Flow	Discount Rate	7.54%	45.06%	19.84%
Equity/Other (e)	$10,279	Market Multiple Analysis	EBITDA Multiple	2.4x	11.2x	7.0x
______________

(a)	Weighted averages are calculated based on fair value of investments.

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

As of March 31, 2017, the Company had six portfolio companies, which represented eleven portfolio investments, on non-accrual status with a total principal amount of $143.4 million, amortized cost of $134.8 million, and fair value of $53.4 million which represented 5.3%, 5.4% and 2.3% of the investment portfolio total principal, amortized cost and fair value, respectively. As of December 31, 2016, the Company had six portfolio companies, which represented eight portfolio investments, on non-accrual status with a total principal amount of $136.2 million, amortized cost of $127.6 million, and fair value of $51.2 million which represented 5.0%, 5.1% and 2.1% of the investment portfolio total principal, amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding the Company’s non-accrual policy.

Note 4 — Related Party Transactions and Arrangements

The Transaction

On July 19, 2016, American Realty Capital II Advisors, LLC, the former parent of the Adviser, entered into a membership interest purchase agreement with a subsidiary of BSP, pursuant to which such subsidiary acquired all of the outstanding limited liability company interests of the Adviser (the “Transaction”). In connection with the Transaction, the Company amended the Investment Advisory Agreement, effective as of November 1, 2016, to allow the Adviser to serve as

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2017
(Unaudited)

investment adviser to the Company following the closing of the Transaction.

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement and for the investment advisory and management services provided thereunder, the Company pays the Adviser a base management fee and an incentive fee.

Base Management Fee

The base management fee is calculated at an annual rate of 1.5% of the Company’s average gross assets. The base management fee is payable quarterly in arrears. Average gross assets is calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. All or any part of the base management fee not taken as to any quarter shall be deferred without interest and may be taken in such other quarter as the Adviser will determine. The base management fee for any partial month or quarter is appropriately pro-rated.

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
For the period ended March 31, 2017
(Unaudited)

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

Transactions with Affiliates

In connection with the closing of the Transaction, an affiliate of BSP purchased $10.0 million of the Company’s common stock based on its net asset value per share in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933. On November 7, 2016, the Company issued approximately 1.2 million shares of its common stock to such BSP affiliate.

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

Due (to)/from affiliate

As of March 31, 2017 and December 31, 2016, there were no amounts due (to)/from a previous affiliate.

Other Affiliated Parties

BDCA Adviser, LLC (“BDCA Adviser”) is the investment adviser of BDCA. BDCA Adviser is an affiliate of BSP, an SEC registered investment adviser. BDCA Adviser and BSP are under common control. BDCA Adviser is affiliated and under common control with Providence Equity Capital Markets L.L.C. (“PECM”), an SEC registered investment adviser on the BSP platform. BDCA Adviser is affiliated and under common control with Providence Equity Partners L.L.C. (“PEP”), an SEC

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2017
(Unaudited)

registered investment adviser. PEP is a global private equity investment adviser and maintains an information barrier between itself and BDCA Adviser, BSP and PECM. BSP, BDCA Adviser, PECM, and PEP’s respective Form ADV’s are publicly available for review on the SEC Investment Adviser Public Disclosure website.

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

Deutsche Bank Credit Facility

On February 21, 2014, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, BDCA 2L Funding I, LLC (“2L Funding I”), entered into the credit facility with Deutsche Bank (the “Deutsche Bank Credit Facility”) as lender and as administrative agent and U.S. Bank as collateral agent and collateral custodian. The Deutsche Bank Credit Facility was amended on February 19, 2016 and it was terminated in accordance with its terms on June 3, 2016.

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
For the period ended March 31, 2017
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
For the period ended March 31, 2017
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

JP Morgan Securities LLC Prime Brokerage Account
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

As of March 31, 2017, the Company had borrowings of $1.8 million and additional borrowing capacity of $13.8 million under the JPMC PB Account. For the three months ended March 31, 2017, the Company incurred approximately six thousand dollars of interest expense as calculated using the cost of borrow noted above.

The weighted average annualized interest cost for all borrowings for the three months ended March 31, 2017 and March 31, 2016 was 3.79% and 3.46%, respectively. The average daily debt outstanding for the three months ended March 31, 2017 and March 31, 2016 was $926.7 million and $873.1 million, respectively. The maximum debt outstanding for the three months ended March 31, 2017 and March 31, 2016 was $945.6 million and $922.3 million, respectively.

The following table represents borrowings as of March 31, 2017:

	Level	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Balance Sheet
Wells Fargo Credit Facility	3	5/29/2020	$400,000	$298,152	$(2,726)	$295,426
Citi Credit Facility	3	6/27/2018	400,000	316,003	(915)	315,088
UBS Credit Facility	3	4/7/2018	232,500	232,500	(420)	232,080
Unsecured Notes	3	9/1/2020	100,000	98,920	(429)	98,491
JPMC PB Account	n/a	n/a	15,701	1,873	—	1,873
Totals			$1,148,201	$947,448	$(4,490)	$942,958

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2017
(Unaudited)

The following table represents borrowings as of December 31, 2016:

	Level	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Balance Sheet
Wells Fargo Credit Facility	3	5/29/2020	$400,000	$298,152	$(2,939)	$295,213
Citi Credit Facility	3	6/27/2018	400,000	286,003	(1,097)	284,906
UBS Credit Facility	3	4/7/2018	232,500	232,500	(517)	231,983
Unsecured Notes	3	9/1/2020	100,000	98,842	(460)	98,382
Totals			$1,132,500	$915,497	$(5,013)	$910,484

The following table represents interest and credit facility fees for the three months ended March 31, 2017:

	Three months ended March 31, 2017
	Interest Rate	Non-Usage Rate	Interest Expense	Non-Usage Fees (3)
Wells Fargo Credit Facility	(1)	(2)	$2,368	$238
Citi Credit Facility	L+1.70%	0.50%	2,031	140
UBS Credit Facility	L+4.05%	n/a	2,931	23
Unsecured Notes	0.06	n/a	1,578	7
JPMC PB Account	L+0.90%	n/a	6	—
Totals			$8,914	$408
_________________
(1) Interest rate is priced at one month's LIBOR with no LIBOR floor, plus a spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of loans owned.
(2) The non-usage fee per annum for the first nine months is 0.50%; thereafter, 0.50% for the first 20% of the unused balance and 2.0% for the unused balance that exceeds 20%.
(3) Includes custody fees and trustee fees.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2017
(Unaudited)

The following table represents interest and credit facility fees for the three months ended March 31, 2016:

	Three months ended March 31, 2016
	Interest Rate	Non-Usage Rate	Interest Expense	Non-Usage Fees (4)
Wells Fargo Credit Facility	(1)	(2)	$1,871	$269
Deutsche Bank Credit Facility	L+4.25%	(3)	328	245
Citi Credit Facility	L+1.70%	0.50%	1,578	164
UBS Credit Facility	L+3.90%	n/a	2,392	—
Unsecured Notes	6.00%	n/a	1,595	n/a
Totals			$7,764	$678
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

	Level	Carrying Amount at March 31, 2017	Fair Value at March 31, 2017
Wells Fargo Credit Facility	3	$298,152	$298,152
Citi Credit Facility	3	316,003	316,003
UBS Credit Facility	3	232,500	232,500
Unsecured Notes	3	98,920	99,625
JPMC PB Account	n/a	1,873	1,873
		$947,448	$948,153

	Level	Carrying Amount at December 31, 2016	Fair Value at December 31, 2016
Wells Fargo Credit Facility	3	$298,152	$298,152
Citi Credit Facility	3	286,003	286,003
UBS Credit Facility	3	232,500	232,500
Unsecured Notes	3	98,842	98,125
		$915,497	$914,780

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2017
(Unaudited)

Note 6 — Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2017, the Company had unfunded commitments on delayed draw term loans of $39.1 million, unfunded commitments on revolver term loans of $27.7 million and unfunded equity capital commitments of $9.4 million. As of December 31, 2016, the Company had unfunded commitments on delayed draw term loans of $35.7 million, unfunded commitments on revolver term loans of $24.7 million and unfunded equity capital commitments of $9.4 million. The unfunded commitments are disclosed in the Company's consolidated schedule of investments. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.

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

Note 8 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through March 31, 2017, the Company sold 191.4 million shares of common stock for gross proceeds of $2.1 billion, including shares purchased by an affiliate of BSP and shares issued under the DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company is no longer issuing new shares except for DRIP shares. As of March 31, 2017, the Company had repurchased 12.6 million shares of common stock through its share repurchase program for payments of $114.3 million.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2017
(Unaudited)

The following table reflects the common stock activity for the three months ended March 31, 2017 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	1,736,346	14,898
Share Repurchases	(106,639)	(898)
	1,629,707	$14,000

The following table reflects the common stock activity for the year ended December 31, 2016 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	1,165,501	$10,000
Shares Issued through DRIP	6,591,972	58,424
Share Repurchases	(9,778,710)	(85,844)
	(2,021,237)	$(17,420)

Note 9 — Share Repurchase Program

The Company intends to conduct semi-annual tender offers pursuant to its share repurchase program (“SRP”). The Company’s board of directors will consider the following factors, among others, in making its determination regarding whether to cause the Company to offer to repurchase shares and under what terms:

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

On March 8, 2016, the Company's board of directors amended the Company's SRP. The Company will conduct tender offers on a semi-annual basis, instead of on a quarterly basis as was done previously. The Company will continue to limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% at each semi-annual tender offer. In addition, in the event of a stockholder’s death or disability, any repurchases of shares made in connection with a stockholder’s death or disability may be included within the overall limitation imposed on tender offers during the relevant redemption period, which provides that the Company may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period. The Company's two most recent tender offers were oversubscribed.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2017
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

Through March 31, 2017, the Company had repurchased an aggregate of 12.6 million shares of common stock for payments of $114.3 million. As of December 31, 2016, the Company had repurchased 12.5 million shares of common stock for payments of $113.4 million. Amounts include additional shares tendered for death and disability as permitted.

Note 10 — Net Increase in Net Assets

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of March 31, 2017 and December 31, 2016.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended March 31, 2017 and March 31, 2016:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2017	2016
Basic and diluted
Net increase in net assets from operations	$19,367	$20,284
Weighted average common shares outstanding	178,215,971	179,079,365
Net increase in net assets resulting from operations per share	$0.11	$0.11

The table below shows changes in the Company's offering price and distribution rates since the commencement of the Company's public offering.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2017
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

Note 11 — Distributions

The Company’s board of directors has authorized, and the Company has declared cash distributions payable on a monthly basis to stockholders of record on each day since it commenced operations. Since November 2013, the distribution rate has been $0.002378082 per day, which is equivalent to $0.868 per annum, per share of common stock, except for 2016 where the daily distribution rate was $0.002371585 per day to accurately reflect 2016 being a leap year.

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

From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO and Follow-on. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of March 31, 2017, the Company had accrued $13.3 million in stockholder distributions that were unpaid. As of December 31, 2016, the Company had accrued $13.5 million in stockholder distributions that were unpaid.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2017
(Unaudited)

The table below reflects the cash distributions per share that we have paid on our common stock since January 2015.

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2015:
January 31, 2015	February 4, 2015	$0.07	$5,948	$5,797	$11,745
February 28, 2015	March 2, 2015	0.07	5,520	5,236	10,756
March 31, 2015	April 1, 2015	0.07	6,265	5,898	12,163
April 30, 2015	May 1, 2015	0.07	6,242	5,849	12,091
May 29, 2015	June 1, 2015	0.07	6,680	5,905	12,585
June 30, 2015	July 1, 2015	0.07	6,485	5,735	12,220
July 31, 2015	August 3, 2015	0.07	6,976	6,126	13,102
August 31, 2015	September 1, 2015	0.07	7,053	6,049	13,102
September 30, 2015	October 1, 2015	0.07	6,870	5,835	12,705
October 31, 2015	November 2, 2015	0.07	7,140	6,030	13,170
November 30, 2015	December 1, 2015	0.07	6,932	5,835	12,767
December 31, 2015	January 4, 2016	0.07	7,224	5,989	13,213
			$79,335	$70,284	$149,619
2016:
January 31, 2016	February 3, 2016	$0.07	$8,922	$4,298	$13,220
February 28, 2016	March 1, 2016	0.07	7,014	5,333	12,347
March 31, 2016	April 1, 2016	0.07	7,363	5,718	13,081
April 30, 2016	May 2, 2016	0.07	12,708	(2)	12,706
May 31, 2016	June 2, 2016	0.07	7,582	5,539	13,121
June 30, 2016	July 1, 2016	0.07	7,438	5,304	12,742
July 31, 2016	August 1, 2016	0.07	7,789	5,421	13,210
August 31, 2016	September 1, 2016	0.07	7,908	5,351	13,259
September 30, 2016	October 3, 2016	0.07	7,745	5,127	12,872
October 31, 2016	November 1, 2016	0.07	8,067	5,273	13,340
November 30, 2016	December 1, 2016	0.07	7,947	5,073	13,020
December 31, 2016	January 3, 2017	0.07	8,311	5,205	13,516
			$98,794	$57,640	$156,434
2017:
January 31, 2017	February 3, 2017	$0.07	$7,983	$5,081	$13,064
February 28, 2017	March 1, 2017	0.07	7,250	4,612	11,862
March 31, 2017	April 3, 2017	0.07	8,165	5,085	13,250
April 30, 2017	May 1, 2017	0.07	7,919	4,873	12,792
			$31,317	$19,651	$50,968
			$209,446	$147,575	$357,021

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2017
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

As of March 31, 2017, the Company had a deferred tax asset of $2.5 million and a deferred tax liability of $(2.9) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $2.5 million. As of December 31, 2016, the Company had a deferred tax asset of $2.3 million and a deferred tax liability of $(2.6) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $2.2 million.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2017
(Unaudited)

Note 13 — Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2017 and March 31, 2016:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2017	2016
Per share data:
Net asset value, beginning of period	$8.62	$8.97

Results of operations (1) Net investment income	0.15	0.19
Net realized and unrealized appreciation (depreciation) on investments, net of deferred taxes	(0.04)	(0.08)
Net increase in net assets resulting from operations	0.11	0.11

Stockholder distributions (2) Distributions from net investment income	(0.21)	(0.19)
Return of capital	—	(0.03)
Net decrease in net assets resulting from stockholder distributions	(0.21)	(0.22)

Capital share transactions Issuance of common stock (3)	—	—
Repurchases of common stock	—	—
Net increase in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$8.52	$8.86
Shares outstanding at end of period	178,750,498	177,922,785
Total return (4)	1.32%	1.25%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$1,525,136	$1,580,516
Ratio of net investment income to average net assets (6)(7)	8.38%	8.45%
Ratio of total expenses to average net assets (6)(7)	6.50%	5.89%
Portfolio turnover rate (5)	7.23%	5.61%
______________

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

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

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Not annualized.

(6)	Ratios are annualized, except for incentive fees.

(7)	Offering costs are not included as an expense in the calculation of this ratio.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2017
(Unaudited)

Note 14 – Schedules of Investments and Advances to Affiliates

The following table presents the Schedule of Investments and Advances to Affiliates as of March 31, 2017:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2016	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at March 31, 2017
Control Investments
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (4)	Senior Secured First Lien Debt	$—	$19,708	$—	$—	$—	$(8,414)	$11,294
Kahala Ireland OpCo Designated Activity Company (3)	Senior Secured First Lien Debt	4,858	149,409	60		—	—	149,469
Kahala Ireland OpCo Designated Activity Company - Common Equity (3)	Equity/Other	—	8,180	—	—	—	2,090	10,270
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (3)	Equity/Other	—	3,250	—	(5)	—	5	3,250
Kahala US OpCo LLC (3)	Senior Secured First Lien Debt	87	2,690		—	—	—	2,690
Kahala US OpCo LLC - Class A Preferred Units (3)	Equity/Other	—	4,000	—	(32)	—	32	4,000
Park Ave RE Holdings, LLC (2)	Subordinated Debt	1,209	37,192		—	—	—	37,192
Park Ave RE Holdings, LLC (2) - Common Shares	Equity/Other	—	6,564	—		—	582	7,146
Park Ave RE Holdings, LLC (2) - Preferred Shares	Equity/Other	473	23,645	—	—	—	—	23,645
Total Control Investments		$6,627	$254,638	$60	$(37)	$—	$(5,705)	$248,956

Affiliate Investments
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	$398	$16,772	$—	$(1,156)	$—	$557	$16,173
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	6	8,868	—	(777)	—	735	8,826
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	470	11,593	—	(595)	—	1,745	12,743
Danish CRJ LTD.	Senior Secured First Lien Debt	—	20	—	(7)	—	7	20
Danish CRJ LTD.	Equity/Other	—	407	—	—	—	(99)	308
Fifth Street Senior Loan Fund LLC 2015-1A Class F	Collateralized Securities	268	8,455	39	—	—	411	8,905
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes	Collateralized Securities	829	20,579	—	(320)	—	(850)	19,409
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	3	16,101	—	(883)	—	498	15,716
MidOcean Credit CLO II, LLC Income Notes	Collateralized Securities	461	22,419	—	(732)	—	(992)	20,695
MidOcean Credit CLO III, LLC Subordinated Notes	Collateralized Securities	209	23,341	—	(958)	—	(1,435)	20,948
MidOcean Credit CLO IV, LLC Income Notes	Collateralized Securities	178	15,505	—	(531)	—	(340)	14,634
NMFC Senior Loan Program I, LLC	Equity/Other	1,976	47,057	—	—	—	545	47,602
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	1,382	24,491	—	(467)	—	300	24,324
Ocean Trails CLO V, LTD.	Collateralized Securities	48	29,144	—	(29,129)	907	(922)	—
OFSI Fund VI, Ltd. Subordinated Notes	Collateralized Securities	476	17,354	—	(1,145)	—	237	16,446
PennantPark Credit Opportunities Fund II, LP	Equity/Other	205	9,788	—	—	—	191	9,979
Related Fee Agreements (5)	Collateralized Securities		9,647	—	(1,993)	42	(144)	7,552

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2017
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2016	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at March 31, 2017
South Grand MM CLO I, LLC	Equity/Other	588	28,382	—	—	—	(23)	28,359
Silver Spring CLO, Ltd. Subordinated Notes	Collateralized Securities	180	12,007	—	(1,196)	—	1,196	12,007
Squan Holding Corp.	Senior Secured First Lien Debt	394	6,895	263	(69)	21	(256)	6,854
Twentyeighty, Inc. - First Lien Debt (TLA 3/20)	Senior Secured First Lien Debt	63	—	2,230	(25)	—	(387)	1,818
Twentyeighty, Inc. - First Lien Debt (TLB 3/20)	Senior Secured First Lien Debt	156	—	3,812	—	—	32	3,844
Twentyeighty, Inc. - First Lien Debt (TLC 3/20)	Senior Secured First Lien Debt	147	—	3,444	—	—	25	3,469
THL Credit Greenway Fund II LLC	Equity/Other	224	12,850	—	(30)	—	323	13,143
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	347	12,563	—	(1,427)	—	(609)	10,527
Total Affiliate Investments		$9,008	$354,238	$9,788	$(41,440)	$970	$745	$324,301
Total Control & Affiliate Investments		$15,635	$608,876	$9,848	$(41,477)	$970	$(4,960)	$573,257
______________________________________________________

(1)	The principal amount and ownership detail are shown in the consolidated schedules of investments.

(2)	This investment was not deemed significant under SEC Rule 4-08(g) as of March 31, 2017.

(3)	This investment was not deemed significant under SEC Rule 4-08(g) as of March 31, 2017.

(4)	This investment was not deemed significant under SEC Rule 4-08(g) as of March 31, 2017.

(5)	Not all Related Fee Agreements shown on the consolidated schedules of investments are Affiliated Investments.

(6)	Gross of deferred taxes.

The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2016:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2015	Gross additions	Gross reductions	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at December 31, 2016
Control Investments
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (4)	Senior Secured First Lien Debt	$713	$29,731	$8,933	$—	$—	$(18,956)	$19,708
Capstone Nutrition Common Stock (fka Integrity Nutraceuticals, Inc.) (4)	Equity/Other	—	—	—	—	—	—	—
Capstone Nutrition Class B and C Common Stock (fka Integrity Nutraceuticals, Inc.) (4)	Equity/Other	—	—	—	—	—	—	—
Kahala Ireland OpCo Designated Activity Company (3)	Senior Secured First Lien Debt	21,354	170,281	5,828	(26,700)	—	—	149,409
Kahala Ireland OpCo Designated Activity Company - Common Equity (3)	Equity/Other	—	29,428	—	—	—	(21,248)	8,180
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (3)	Equity/Other	—	3,250	—	(166)	—	166	3,250
Kahala US OpCo LLC	Senior Secured First Lien Debt	354	2,604	86	—	—	—	2,690
Kahala US OpCo LLC - Class A Preferred Units	Equity/Other	1	4,136	—	(250)	—	114	4,000
Park Ave RE Holdings, LLC (2)	Subordinated Debt	4,750	35,192	2,000	—	—	—	37,192

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2017
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
For the period ended March 31, 2017
(Unaudited)

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

DRIP Sales

From April 1, 2017 through the filing of this Form 10-Q, the Company has issued 1.2 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $10.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Business Development Corporation of America and the notes thereto, and other financial information included elsewhere in this Quarterly Report on Form 10-Q. We are externally managed by our adviser, BDCA Adviser, LLC (the “Adviser”).

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

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $10 million to $100 million, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of March 31, 2017, 79.6% of our portfolio was invested in senior secured loans.

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

Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At March 31, 2017:
Investment Portfolio:	$2,359.2
Net Assets attributable to Business Development Corporation of America:	1,522.1
Indebtedness (borrowings under Credit Facilities and Unsecured Notes):	947.4
Net Asset Value per share:	8.52

Portfolio Activity for the Three Months Ended March 31, 2017:
Cost of investments purchased during period, including PIK:	172.8
Sales, repayments and other exits during the period:	202.8
Number of portfolio companies at end of period:	138

Operating results for the Three Months Ended March 31, 2017:
Net investment income per share:	0.15
Distributions declared per share:	0.21
Net increase in net assets resulting from operations per share:	0.11
Net investment income:	26.8
Net realized and unrealized loss on investments	(7.4)
Net increase in net assets resulting from operations:	19.4

Portfolio and Investment Activity

During the the three months ended March 31, 2017, we made $171.2 million of investments in new and existing portfolio companies and had $202.8 million in aggregate amount of exits and repayments, resulting in net repayments of $31.6 million for the period. The portfolio composition by loan market consisted of 75.9% Middle Market (1), 7.2% Large Corporate (2), and 16.9% Other (3) investments. In addition, the total portfolio of debt investments at fair value consisted of 93.3% bearing variable interest rates and 6.7% bearing fixed interest rates.
______________

(1) Middle market represents companies whose annual revenues are between $10 million and $1 billion.
(2) Large corporate represents companies whose annual revenues are in excess of $1 billion.
(3) Other represents collateralized securities and equity investments.

Our portfolio composition, based on fair value at March 31, 2017 was as follows:

	March 31, 2017
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	68.3%	9.0%
Senior Secured Second Lien Debt	11.3	10.6
Subordinated Debt	3.4	13.7
Collateralized Securities (2)	8.9	10.7
Equity/Other	8.1	N/A
Total	100.0%	9.6%
______________

(1) Includes the effect of the amortization or accretion of loan premiums or discounts.
(2) Weighted average current yield for Collateralized Securities is based on the estimation of effective yield to expected maturity for each security as calculated in accordance with ASC Topic 325-40-35, Beneficial Interests in Securitized Financial Assets (see Note 2 - Summary of Significant Accounting Policies).

During the year ended December 31, 2016, we made $678.5 million of investments in new and existing portfolio companies and had $587.9 million in aggregate amount of exits and repayments, resulting in net investments of $90.6 million for the period. The portfolio composition by loan market consisted of 75.2% Middle Market (1), 7.2% Large Corporate (2), and 17.6% Other (3) investments. In addition, the total portfolio of debt investments at fair value consisted of 92.2% bearing variable interest rates and 7.8% bearing fixed interest rates.
______________

(1) Middle market represents companies whose annual revenues are between $10 million and $1 billion.
(2) Large corporate represents companies whose annual revenues are in excess of $1 billion.
(3) Other represents collateralized securities and equity investments.

Our portfolio composition, based on fair value at December 31, 2016 was as follows:

	December 31, 2016
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	68.1%	9.1%
Senior Secured Second Lien Debt	10.9	10.7
Subordinated Debt	3.4	13.5
Collateralized Securities (2)	10.4	11.5
Equity/Other	7.2	N/A
Total	100.0%	9.7%
______________

(1) Includes the effect of the amortization or accretion of loan premiums or discounts.
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

The weighted average risk ratings of our investments based on fair value was 2.25 and 2.18 as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, the Company had six portfolio companies, which represented eleven portfolio investments, on non-accrual status with a total principal amount of $143.4 million, amortized cost of $134.8 million, and fair value of $53.4 million which represented 5.3%, 5.4% and 2.3% of the investment portfolio total principal, amortized cost and fair value, respectively. As of December 31, 2016, the Company had six portfolio companies, which represented eight portfolio investments, on non-accrual status with a total principal amount of $136.2 million, amortized cost of $127.6 million, and fair value of $51.2 million which represented 5.0%, 5.1% and 2.1% of the investment portfolio total principal, amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding the Company’s non-accrual policy.

RESULTS OF OPERATIONS

Operating results for the three months ended March 31, 2017 and March 31, 2016 was as follows (dollars in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2017	2016
Total investment income	$56,672	$56,918
Total expenses	29,264	23,380
Income tax expense, including excise tax	635	—
Net investment loss attributable to non-controlling interests	3	7
Net investment income	$26,770	$33,531

 Investment Income

For the three months ended March 31, 2017, total investment income was $56.7 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 9.6%. Included within total investment income was $1.7 million of prepayment and amendment fees for the three months ended March 31, 2017. For the three months ended March 31, 2016, total investment income was $56.9 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.3 billion and a weighted average current yield of 10.1%. Included within total investment income was $1.3 million of prepayment and amendment fees for the three months ended March 31, 2016.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2017 and March 31, 2016 was as follows (dollars in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2017	2016
Management fees	$9,538	$9,413
Subordinated income incentive fees	6,367	—
Interest and credit facility financing expenses	9,850	9,336
Professional fees	1,480	1,570
Other general and administrative	1,625	2,630
Administrative services	203	250
Insurance	6	55
Directors fees	195	126
Total operating expenses	$29,264	$23,380

For the three months ended March 31, 2017, we incurred $9.5 million of management fees. For the three months ended March 31, 2017, we incurred $6.4 million of incentive fees. For the three months ended March 31, 2016, we incurred $9.4 million of management fees. For the three months ended March 31, 2016, we did not incur any incentive fees.

For the three months ended March 31, 2017 and March 31, 2016, we incurred interest and credit facility financing expenses of $9.9 million and $9.3 million, respectively. Interest and credit facility financing expenses are comprised of interest expense, non-usage fees, trustee fees, amortization of deferred financing costs and amortization of discount if applicable related to the Wells Fargo Credit Facility, Citi Credit Facility, UBS Credit Facility, Unsecured Notes and the JPMC PB Account. The increase in interest and credit facility financing expenses for the three months ended March 31, 2017 as compared to the same periods in 2016 is a result of an increase in the weighted average interest rate as well as an increase in the average debt outstanding.

Net Realized Gain and Net Change in Unrealized Appreciation (Depreciation) on Investments

Net realized gain and net change in unrealized appreciation (depreciation) on investments for the three months ended March 31, 2017 and March 31, 2016 were as follows (dollars in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2017	2016
Net realized gain (loss) from investments
Control investments	$—	$—
Affiliate investments	970	180
Non-affiliate investments	(11,741)	1,017
Total net realized gain (loss) from investments	(10,771)	1,197
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	(5,950)	6,501
Affiliate investments	745	(8,186)
Non-affiliate investments	8,781	(12,759)
Total net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	3,576	(14,444)
Net change in unrealized depreciation attributable to non-controlling interests	(208)	—
Net realized and unrealized loss on investments	$(7,403)	$(13,247)

Net realized and unrealized gain (loss) on investments, net of deferred taxes, resulted in a net loss of $(7.4) million for the three months ended March 31, 2017 compared to a net loss of $(13.2) million, respectively, for the same period in 2016. We look at net realized gains (losses) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.

The net realized and unrealized loss for the three months ended March 31, 2017 was primarily driven by realized losses on one subordinated debt, one senior secured first lien, and one equity investment. The net realized and unrealized loss for the three months ended March 31, 2016 was primarily driven by the unrealized depreciation on our Collateralized Securities and our Fund Investments.

Changes in Net Assets from Operations

For the three months ended March 31, 2017, we recorded a net increase in net assets resulting from operations of $19.4 million versus a net increase in net assets resulting from operations of $20.3 million for the three months ended March 31, 2016. The decrease is primarily attributable to an increase in incentive fees, partially offset by a decrease in net unrealized loss on investments. Based on the weighted average shares of common stock outstanding for the periods ended March 31, 2017 and 2016, respectively, our per share net increase in net assets resulting from operations was $0.11 for the three months ended March 31, 2017 and March 31, 2016.

Cash Flows

For the three months ended March 31, 2017, net cash used in operating activities was $12.9 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. During the three months ended March 31, 2017, we used $12.9 million in operating activities, primarily as a result of purchases of investments of $171.2 million as well as an increase in receivable for unsettled trades of $27.7 million and a decrease in payable for unsettled trades of $47.3 million, partially offset by sales and repayments of investments of $202.8 million.

Net cash used in financing activities of $49.1 million during the three months ended March 31, 2017 primarily related to net repurchases of common stock of $56.7 million and payments of stockholder distributions of $23.5 million, partially offset by proceeds from the Wells Fargo Credit Facility, Citi Credit Facility, UBS Credit Facility and the JPMC PB Account of $31.9 million.

For the three months ended March 31, 2016, net cash provided by operating activities was $17.5 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows used in operating activities for the three months ended March 31, 2016 was primarily due to $130.0 million in sales and repayments of investments, offset by cash used in operating activities for purchases of $144.3 million.

Net cash provided by financing activities of $28.7 million during the three months ended March 31, 2016 primarily related to proceeds from the Wells Fargo Credit Facility and the Deutsche Bank Credit Facility of $80.0 million. These inflows were partially offset by payments of stockholder distributions of $23.2 million and repurchases of common stock of $27.2 million.

Recent Developments

DRIP Sales

From April 1, 2017 through the filing of this Form 10-Q, the Company has issued 1.2 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $10.0 million.

Liquidity and Capital Resources

We generate cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of March 31, 2017, we had issued 191.4 million shares of our common stock for gross proceeds of $2.1 billion, including shares issued to the BSP affiliate and shares issued under our distribution reinvestment plan (“DRIP”).

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

Distributions

Our board of directors has authorized, and we have declared, cash distributions payable on a monthly basis to stockholders of record on each day since we commenced operations. Since November 2013, the distribution rate has been $0.002378082 per day, which is equivalent to $0.868 per annum, per share of common stock, except for 2016 where the daily distribution rate was $0.002371585 per day to accurately reflect 2016 being a leap year.

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

The table below shows the components of the distributions we have declared and/or paid during the three months ended March 31, 2017 and 2016 (dollars in thousands).

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2017	2016
Distributions declared	$38,176	$38,649
Distributions paid	$38,442	$38,781
Portion of distributions paid in cash	$23,544	$23,160
Portion of distributions paid in DRIP shares	$14,898	$15,621

As of March 31, 2017, we had $13.3 million of distributions accrued and unpaid.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the three months ended March 31, 2017 and 2016, no portion of our distributions were characterized as return of capital for tax purposes. You should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. The Adviser has no obligation to make Expense Support Payments in future periods.

The following table sets forth the distributions made during the three months ended March 31, 2017 and 2016 (dollars in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2017	2016
Monthly distributions	$38,176	$38,649
Total distributions	$38,176	$38,649

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

Investment Advisory Agreement

We entered into an Investment Advisory Agreement on November 1, 2016 under which the Adviser, subject to the overall supervision of our board of directors manages the day-to-day operations of, and provides investment advisory services to us. The Adviser and its affiliates also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. The Adviser and its affiliates serve as investment adviser or subadvisor to private funds and registered open-end funds, and serves as an investment adviser to a public real estate investment trust. The Adviser’s policies are designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities pursuant to the SEC exemptive order. In addition, any affiliated fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Adviser or its affiliates.

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

Transactions with Affiliates

In connection with the closing of the Transaction, an affiliate of BSP purchased $10.0 million of our common stock based on our net asset value per share as of September 30, 2016 in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933. On November 7, 2016, we issued approximately 1.2 million shares of our common stock to such BSP affiliate.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at March 31, 2017 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$298,152	$—	$—	$298,152	$—
Citi Credit Facility (2)	316,003	—	316,003	—	—
UBS Credit Facility (3)	232,500	—	232,500	—	—
Unsecured Notes (4)	98,920	—	—	98,920	—
JPMC PB Account (5)	1,873	—	—	—	1,873
Total contractual obligations	$947,448	$—	$548,503	$397,072	$1,873
______________

(1)	As of March 31, 2017, we had $101.8 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.

(2)	As of March 31, 2017, we had $84.0 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.

(3)	As of March 31, 2017, we had no unused borrowing capacity under the UBS Credit Facility, subject to borrowing base limits.

(4)	As of March 31, 2017, we had no unused borrowing capacity under the Unsecured Notes.

(5)	As of March 31, 2017, we had $13.8 million of unused borrowing capacity under the JPMC PB Account.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2017, we had unfunded commitments on delayed draw term loans of $39.1 million, unfunded commitments on revolver term loans of $27.7 million and unfunded equity capital commitments of $9.4 million. As of December 31, 2016, we had unfunded commitments on delayed draw term loans of $35.7 million, unfunded commitments on revolver term loans of $24.7 million and unfunded equity capital commitments of $9.4 million. The unfunded commitments are disclosed in our consolidated schedule of investments. We maintain sufficient cash on hand and available borrowings to fund such unfunded commitments.

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

As of March 31, 2017, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 3.57% and fixed rate debt, bearing an interest rate of 6.00% with a total carrying value of $947.4 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points assuming that our current statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 25 Basis Points	1.13%
Base Interest Rate	—%
(+) 100 Basis Points	5.19%
(+) 200 Basis Points	10.37%

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2017, we are not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016.

CLOs typically will have no significant assets other than their underlying loans; payments on CLO investments are and will be payable solely from the cash flows from such loans.

CLOs typically will have no significant assets other than their underlying loans. Accordingly, payments on Collateralized Securities are and will be payable solely from the cash flows from such underlying loans, net of all management fees and other expenses. Payments to us as a holder of Collateralized Securities are subject to payments received on the underlying loans. This means that relatively small numbers of defaults of underlying loans may adversely impact our returns.

Collateralized Securities are exposed to leveraged credit risk.

We may be in a subordinated position with respect to realized losses on the loans in CLOs. The leveraged nature of CLOs, in particular, magnifies the adverse impact of loan defaults. Collateralized Securities represent a leveraged investment with respect to the underlying loans. Therefore, changes in the market value of Collateralized Securities could be greater than the change in the market value of the underlying loans, which are subject to credit, liquidity and interest rate risk.

There is the potential for interruption and deferral of cash flow from CLO investments.

If certain minimum collateral value ratios and/or interest coverage ratios are not met by a CLO, primarily due to loan defaults, then cash flow that otherwise would have been available to pay distributions to us on our CLO investments may instead be used to redeem any senior notes or to purchase additional loans, until the ratios again exceed the minimum required levels or any senior notes are repaid in full. This could result in an elimination, reduction or deferral in the distribution and/or principal paid to the holders of such Collateralized Securities, which would adversely impact our returns.

The inability of a CLO collateral manager to reinvest the proceeds of the prepayment of loans may adversely affect us.

There can be no assurance that for any CLO investment, in the event that any of the loans of a CLO underlying such investment are prepaid, the CLO collateral manager will be able to reinvest such proceeds in new loans with equivalent investment returns. If the CLO collateral manager cannot reinvest in new loans with equivalent investment returns, the interest proceeds available to pay interest on the rated liabilities and investments may be adversely affected.

Collateralized Securities are subject to prepayments and calls, increasing re-investment risk.

Collateralized Securities and/or the underlying loans may be prepaid more quickly than expected, which could have an adverse impact on the Company’s value. Prepayment rates are influenced by changes in interest rates and a variety of economic, geographic and other factors beyond the Company’s control, and consequently cannot be predicted with certainty. In addition, for a CLO collateral manager there is often a strong incentive to refinance well performing portfolios once the senior tranches amortize. The yield to maturity of the investments will depend on the amount and timing of payments of principal on the loans and the price paid for the securities. Such yield may be adversely affected by a higher or lower than anticipated rate of prepayments of the debt.

Furthermore, Collateralized Securities generally do not contain optional call provisions, other than a call at the option of the holders of the equity tranches for the senior notes and the junior secured notes to be paid in full after the expiration of an initial period in the deal (referred to as the ‘‘non-call period’’).

The exercise of the call option is by the relevant percentage (usually a majority) of the holders of the equity tranches and, therefore, where the Company does not hold the relevant percentage it will not be able to control the timing of the exercise of the call option. The equity tranches also generally have a call at any time based on certain tax event triggers. In any event, the call can only be exercised by the holders of equity tranches if they can demonstrate (in accordance with the detailed provisions in the transaction) that the senior notes and junior secured notes will be paid in full if the call is exercised.

Early prepayments and/or the exercise of a call option other than at the Company’s request may also give rise to increased re-investment risk with respect to certain investments, as the Company may realize excess cash earlier than expected. If the Company is unable to reinvest such cash in a new investment with an expected rate of return at least equal to that of the investment repaid, this may reduce the Company’s net income and, consequently, could have an adverse impact on its ability to pay dividends.

Loans of CLOs may be sold and replaced resulting in a loss to us.

The loans underlying Collateralized Securities may be sold and replacement collateral purchased within the parameters set out in the relevant CLO indenture between the CLO and the CLO trustee and those parameters may typically only be amended, modified or waived by the agreement of a majority of the holders of the senior notes and/or the junior secured notes and/or the equity tranche once the CLO has been established. If these transactions result in a net loss, the magnitude of the loss from the perspective of the equity tranche would be increased by the leveraged nature of the investment.

Our investments in CLOs may be subject to special anti-deferral provisions that could result in us incurring tax or recognizing income prior to receiving cash distributions related to such income.

We may in the future purchase residual or subordinated interests in CLOs that are treated for U.S. federal income tax purposes as shares in a ‘‘passive foreign investment company’’ (a ‘‘PFIC’’). If we acquire shares in a PFIC (including equity tranche investments in CLOs that are PFICs), we may be subject to U.S. federal income tax on a portion of any ‘‘excess distribution’’ or gain from the disposition of such shares even if such income is distributed as a taxable distribution by us to our stockholders. Certain elections may be available to mitigate or eliminate such tax on excess distributions, but such elections (if available) will generally require us to recognize our share of the PFICs income for each year regardless of whether we receive any distributions from such PFICs. We must nonetheless distribute such income to maintain our status as a RIC.

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation (‘‘CFC’’) (including equity tranche investments in a CLO treated as CFC), we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains). If we are required to include such deemed distributions from a CFC in our income, we will be required to distribute such income to maintain our RIC status regardless of whether or not the CFC makes an actual distribution during such year.

If we are required to include amounts in income prior to receiving distributions representing such income, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

Proposed regulations may impact our ability to qualify as a RIC if we do not receive timely distributions from our CLO investments.

As discussed above, we may be required to include in our income our proportionate share of the income of certain CLO investments to the extent that such CLOs are PFICs for which we have made a qualifying electing fund (‘‘QEF’’) election or are CFCs. To qualify as a RIC, we must, among other thing, derive in each taxable year at least 90% of our gross income from certain sources specified in the Code (the ‘‘90% Income Test’’). Although the Code generally provides that the income inclusions from a QEF or a CFC will be ‘‘good income’’ for purposes of this 90% Income Test to the extent that the QEF or the CFC distribute such income to us in the same taxable year to which the income is included in our income, the Code does not specifically provide whether these income inclusions would be ‘‘good income’’ for this 90% Income Test if we do not receive distributions from the QEF or CFC during such taxable year. The IRS has issued a series of private rulings in which it has concluded that all income inclusions from a QEF or a CFC included in a RIC’s gross income would constitute ‘‘good income’’ for purposes of the 90% Income Test. Such rulings are not binding on the IRS except with respect to the taxpayers to whom such rulings were issued. Accordingly, under current law, we believe that the income inclusions from a CLO that is a QEF or a CFC would be ‘‘good income’’ for purposes of the 90% Income Test. Recently, the IRS and U.S. Treasury Department issued proposed regulations that provide that the income inclusions from a QEF or a CFC would not be good income for purposes of the 90% Income Test unless we receive a cash distribution from such entity in the same year attributable to the included income. If such income were not considered ‘‘good income’’ for purposes of the 90% Income Test, we may fail to qualify as a RIC. If these regulations are finalized, we will carefully monitor our investments in CLOs to avoid disqualification as a RIC.

The Collateralized Securities in which we invest may be subject to withholding tax if they fail to comply with certain reporting requirements.

Legislation commonly referred to as the ‘‘Foreign Account Tax Compliance Act,’’ or FATCA, imposes a withholding tax of 30% on payments of U.S. source interest and distributions, and gross proceeds from the disposition of an instrument that produces U.S. source interest or distributions paid after December 31, 2018, to certain non-U.S. entities, including certain non U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its U.S. account holders and its U.S. owners. Most CLO vehicles in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO vehicle in which we invest fails to properly comply with these reporting requirements, it could reduce the amounts available to distribute to equity and junior debt holders in such CLO vehicle, which could materially and adversely affect our operating results and cash flows.

We may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock we are able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period.

As discussed above, we intend to conduct tender offers pursuant to our share repurchase program on a semi-annual basis. We may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock we are able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period. Our two most recent tender offers were oversubscribed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	May 11, 2017
/s/ Corinne D. Pankovcin Corinne D. Pankovcin	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 11, 2017