Form 10-Q
period 2017-06-30
Business Development Corp of America
filed 2017-08-10
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Yes ☐ No ☒

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of August 9, 2017 was 178,138,925.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	June 30,	December 31,
	2017	2016
ASSETS	(Unaudited)
Investments, at fair value:
Control Investments, at fair value (amortized cost of $269,050 and $271,711, respectively)	$247,387	$254,638
Affiliate Investments, at fair value (amortized cost of $359,233 and $383,894, respectively)	325,066	354,238
Non-affiliate Investments, at fair value (amortized cost of $1,918,958 and $1,859,933, respectively)	1,869,846	1,785,207
Investments, at fair value (amortized cost of $2,547,241 and $2,515,538, respectively)	2,442,299	2,394,083
Cash and cash equivalents	142,698	189,270
Interest and dividends receivable	26,838	28,608
Receivable for unsettled trades	26,757	4,293
Prepaid expenses and other assets	571	52
Total assets	$2,639,163	$2,616,306

LIABILITIES
Debt (net of deferred financing costs of $8,470 and $5,013, respectively)	$1,000,188	$910,484
Stockholder distributions payable	12,877	13,516
Management fees payable	9,691	9,571
Incentive fee on income payable	4,948	3,137
Accounts payable and accrued expenses	11,650	8,454
Payable for unsettled trades	77,660	74,020
Interest and debt fees payable	6,061	9,606
Payable for common stock repurchases	15	57,651
Directors' fees payable	68	133
Total liabilities	1,123,158	1,086,572
Commitments and contingencies (Note 6)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 shares authorized, 180,493,481 and 177,120,791 shares issued and outstanding, respectively	180	177
Additional paid in capital	1,758,827	1,729,865
Accumulated under distributed net investment income	25,319	48,944
Accumulated over distributed net realized gains	(164,144)	(129,161)
Net unrealized depreciation, net of deferred taxes	(107,308)	(122,912)
Total net assets attributable to Business Development Corporation of America	1,512,874	1,526,913
Net assets attributable to non-controlling interest	3,131	2,821
Total net assets	1,516,005	1,529,734

Total liabilities and net assets	$2,639,163	$2,616,306

Net asset value per share attributable to Business Development Corporation of America	$8.38	$8.62

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Investment income:
Interest from investments
Control investments	$6,168	$7,696	$12,321	$14,603
Affiliate investments	6,936	8,955	15,516	17,405
Non-affiliate investments	38,074	38,621	76,969	77,784
Total interest from investments	51,178	55,272	104,806	109,792
Interest from cash and cash equivalents	120	57	190	99
Total interest income	51,298	55,329	104,996	109,891
Other income	4,963	2,244	7,936	4,600
Total investment income	56,261	57,573	112,932	114,491

Operating expenses:
Management fees	9,691	9,593	19,229	19,006
Incentive fee on income	4,948	6,878	11,314	6,878
Interest and debt fees	10,810	9,440	20,660	18,775
Professional fees	1,344	1,460	2,824	2,780
Other general and administrative	1,720	2,133	3,346	5,014
Administrative services	203	203	406	453
Insurance	2	55	8	110
Directors' fees	214	148	409	274
Total expenses	28,932	29,910	58,196	53,290

Income tax expense, including excise tax	635	—	1,270	—

Net investment loss attributable to non-controlling interests	4	4	6	11

Net investment income	26,690	27,659	53,460	61,190

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from investments
Control investments	—	—	—	—
Affiliate investments	(18,192)	—	(17,221)	180
Non-affiliate investments	(6,020)	1,207	(17,762)	2,224
Total net realized gain (loss) from investments	(24,212)	1,207	(34,983)	2,404
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	755	(8,498)	(5,196)	(1,995)
Affiliate investments	12,852	24,066	12,014	15,878
Non-affiliate investments	(1,275)	(10,171)	9,090	(22,929)
Total net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	12,332	5,397	15,908	(9,046)
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	(96)	684	(304)	684

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Net realized and unrealized gain (loss) on investments	(11,976)	7,288	(19,379)	(5,958)

Net increase in net assets resulting from operations	$14,714	$34,947	$34,081	$55,232

Per share information - basic and diluted
Net investment income	$0.15	$0.15	$0.30	$0.34
Net increase in net assets resulting from operations	$0.08	$0.20	$0.19	$0.31
Weighted average shares outstanding	179,880,734	178,671,810	179,052,951	178,874,087

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Operations:
Net investment income	$53,460	$61,190
Net realized gain (loss) from investments	(34,983)	2,404
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	15,908	(9,046)
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	(304)	684
Net increase in net assets from operations	34,081	55,232
Stockholder distributions:
Distributions	(77,086)	(77,217)
Net decrease in net assets from stockholder distributions	(77,086)	(77,217)
Capital share transactions:
Reinvestment of stockholder distributions	29,834	26,876
Repurchases of common stock	(868)	(28,196)
Net increase (decrease) in net assets from capital share transactions	28,966	(1,320)
Total decrease in net assets, before non-controlling interest	(14,039)	(23,305)
Increase (decrease) in non-controlling interest	310	(675)
Total decrease in net assets	(13,729)	(23,980)
Net assets at beginning of period	1,529,734	1,610,485
Net assets at end of period	$1,516,005	$1,586,505

Net asset value per common share attributable to Business Development Corporation of America	$8.38	$8.84
Common shares outstanding at end of period	180,493,481	179,089,123

Accumulated under (over) distributed net investment income	$25,319	$(7,656)
Accumulated over distributed net realized gains	$(164,144)	$(1,001)

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Operating activities:
Net increase in net assets resulting from operations	$34,081	$55,232
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(3,564)	(9,984)
Net accretion of discount on investments	(4,136)	(3,593)
Amortization of deferred financing costs	1,132	1,733
Amortization of discount on unsecured notes	156	157
Sales and repayments of investments	481,737	327,976
Purchases of investments	(540,723)	(325,286)
Net realized (gain) loss from investments	34,983	(2,404)
Net unrealized (appreciation) depreciation on investments, gross of deferred taxes	(16,513)	7,236
(Increase) decrease in operating assets:
Interest and dividends receivable	1,770	720
Prepaid expenses and other assets	(519)	1,445
Receivable for unsettled trades	(22,464)	(7,605)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	3,640	46,588
Management and incentive fees payable	1,931	6,708
Interest and debt fees payable	(3,545)	2,093
Accounts payable and accrued expenses	3,196	3,616
Directors' fees payable	(65)	6
Net cash provided by (used in) operating activities	(28,903)	104,638

Financing activities:
Repurchases of common stock	(868)	(28,196)
Proceeds from debt	93,004	135,513
Payments on debt	—	(60,000)
Payments for common stock repurchases	(57,636)	(924)
Payments of financing costs	(4,588)	(250)
Proceeds from affiliate	—	(10)
Stockholder distributions	(47,891)	(50,813)
Increase in non-controlling interest	310	(675)
Net cash used in financing activities	(17,669)	(5,355)

Net increase (decrease) in cash and cash equivalents	(46,572)	99,283
Cash and cash equivalents, beginning of period	189,270	150,412
Cash and cash equivalents, end of period	$142,698	$249,695
Supplemental information:
Interest paid during the period	$22,638	$14,669
Taxes, including excise tax, paid during the period	$21	$145
Distributions reinvested	$29,834	$26,876

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2017 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)

Senior Secured First Lien Debt - 111.4% (b)
Abaco Systems Holding Corp. (i)	Business Services	L+6.00% (7.16%), 12/7/2021	$23,819	$23,391	$23,597	1.6%
Ability Networks Inc. (j)	Health Care Providers & Services	L+5.00% (6.30%), 5/14/2021	13,642	13,571	13,642	0.9%
Adams Publishing Group, LLC (f) (i)	Media	L+7.00% (8.30%), 11/3/2020	18,037	17,852	18,037	1.2%
Aleris International, Inc. (x)	Metals & Mining	9.50%, 4/1/2021	2,882	3,068	2,971	0.2%
Alvogen Pharma US, Inc. (j)	Health Care	L+5.00% (6.23%), 4/2/2022	14,469	14,346	14,346	1.0%
Amports, Inc. (m)	Transportation Infrastructure	L+5.00% (6.30%), 5/19/2020	14,876	14,823	14,728	1.0%
Amteck, LLC (f) (i)	Commercial Services & Supplies	L+7.50% (8.80%), 7/2/2020	22,313	22,080	21,866	1.4%
Answers Corporation (p) (t)	Technology	L+5.00% (6.23%), 4/15/2021	3,022	2,950	2,991	0.2%
AP Gaming I, LLC (i) (j)	Gaming/Lodging	L+5.50% (6.59%), 2/15/2024	29,500	29,427	29,697	2.0%
APCO Holdings (i)	Diversified Consumer Services	L+6.00% (7.23%), 1/29/2022	8,611	8,400	8,439	0.6%
Applied Merchant Systems West Coast, Inc. (m)	Diversified Financial Services	L+11.50% (12.65%), 10/26/2020	19,109	18,849	18,345	1.2%
Applied Merchant Systems West Coast, Inc. (m)	Diversified Financial Services	L+11.50% (12.69%), 10/26/2020	6,500	6,412	6,240	0.4%
Ascensus, Inc. (j)	Technology	L+4.00% (5.30%), 12/3/2022	19,736	18,895	19,736	1.3%
Avaya, Inc. Term Loan B-3 (j) (t)	Communications Equipment	L+4.50% (5.67%), 10/26/2017	9,685	8,784	7,698	0.5%
Avaya, Inc. Term Loan B-6 (j) (t)	Communications Equipment	L+5.50% (6.67%), 3/31/2018	8,457	8,461	6,766	0.5%
Avaya, Inc. Term Loan B-7 (i) (j) (t)	Communications Equipment	L+5.25% (6.42%), 5/29/2020	9,793	9,725	7,815	0.5%
Basho Technologies, Inc. (d) (l) (t)	Software	17.00%, 3/9/2018	7,720	7,542	—	—%
Basho Technologies, Inc. (d) (l) (t)	Software	17.00%, 11/15/2017	2,550	2,550	—	—%
BCP Raptor, LLC (j)	Energy Equipment & Services	L+4.25% (5.47%), 6/24/2024	20,086	19,885	19,835	1.3%
BDS Solutions Group, LLC (i) (m)	Business Services	L+8.75% (10.05%), 6/1/2021	36,830	36,176	36,830	2.4%
BDS Solutions Group, LLC (i) (m)	Business Services	L+8.75% (10.05%), 6/1/2021	500	489	500	—%
Berner Food & Beverage LLC (f) (i)	Food Products	L+7.00% (8.30%), 3/16/2022	18,853	18,498	18,476	1.2%
Blount International, Inc. (j)	Electronic Equipment, Instruments & Components	L+5.00% (6.22%), 4/12/2023	12,406	12,094	12,406	0.8%
Broder Bros, Co. (m)	Distributors	L+5.75% (7.00%), 6/3/2021	6,764	6,667	6,763	0.5%
Broder Bros, Co. (m)	Distributors	L+12.25% (13.50%), 6/3/2021	7,009	6,909	7,009	0.5%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (l) (o) (t)	Food Products	L+12.50% (13.80%), 4/28/2019	17,055	16,406	3,411	0.2%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (l) (o) (t)	Food Products	L+12.50% (13.80%), 4/28/2019	39,415	33,647	7,883	0.5%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2017 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Catapult Learning, LLC (i) (m)	Diversified Consumer Services	L+6.50% (7.67%), 7/16/2020	$27,500	$27,164	$26,400	1.7%
CCW, LLC (f) (i)	Hotels, Restaurants & Leisure	L+7.00% (8.25%), 3/21/2021	24,375	24,103	24,253	1.6%
Central Security Group, Inc. (i) (j)	Commercial Services & Supplies	L+5.63% (6.85%), 10/6/2020	25,424	25,118	25,424	1.7%
Chicken Soup for the Soul Publishing, LLC (i)	Media	L+6.25% (7.50%), 1/8/2019	27,686	27,580	25,886	1.7%
Clover Technologies Group, LLC (j)	Commercial Services & Supplies	L+4.50% (5.71%), 5/8/2020	13,620	13,556	13,075	0.9%
Contura Energy Inc. (j)	Energy Equipment & Services	L+5.00% (6.23%), 3/18/2024	7,724	7,649	7,649	0.5%
ConvergeOne Holdings Corp. (j)	Technology	L+4.75% (5.97%), 6/20/2024	16,558	16,393	16,434	1.1%
Covenant Surgical Partners, Inc. (x)	Health Care	8.75%, 8/1/2019	392	381	385	—%
Covenant Surgical Partners, Inc. (x)	Health Care	8.75%, 8/1/2019	10,000	9,552	9,591	0.6%
Cvent, Inc. (j)	Internet Software & Services	L+5.00% (6.30%), 11/29/2023	9,975	9,875	9,975	0.7%
Danish CRJ LTD. (a) (p)	Aerospace & Defense	13.50%, 12/23/2028	20	—	20	—%
DigiCert, Inc (j)	Internet Software & Services	L+5.00% (6.30%), 10/21/2021	10,800	10,565	10,800	0.7%
Eagle Rx, LLC (i)	Health Care Providers & Services	L+4.00% (5.30%), 8/15/2019	14,450	14,419	14,450	1.0%
ECI Acquisition Holdings, Inc. (i)	Internet Software & Services	L+6.25% (7.55%), 3/11/2019	12,443	12,422	12,256	0.8%
ERG Holding Company (i) (m)	Health Care Providers & Services	L+6.75% (8.05%), 4/4/2019	34,300	33,948	33,785	2.2%
Everi Payments, Inc. (j)	Hotels, Restaurants & Leisure	L+4.50% (5.75%), 5/9/2024	10,708	10,691	10,762	0.7%
Excelitas Technologies Corp. (j)	Electronic Equipment, Instruments & Components	L+5.00% (6.30%), 11/2/2020	13,642	13,601	13,607	0.9%
Genesys Telecommunications Laboratories, Inc. (j)	Diversified Telecommunication Services	L+4.00% (5.30%), 12/1/2023	24,875	24,531	24,931	1.6%
Greenwave Holdings, Inc. (l)	Internet Software & Services	13.00%, 7/8/2019	15,932	15,846	16,250	1.1%
GTCR Valor Companies, Inc. (j)	Software	L+6.00% (7.30%), 6/16/2023	24,750	23,904	24,855	1.6%
HC Group Holdings III, Inc. (j)	Health Care	L+5.00% (6.23%), 4/7/2022	14,857	14,616	14,833	1.0%
Hexion Inc. (x)	Chemicals	10.38%, 2/1/2022	920	920	908	0.1%
Icynene US Acquisition Corp. (f) (i) (m)	Building Products	L+6.25% (7.42%), 11/4/2020	20,352	20,124	20,047	1.3%
ILC Dover LP (i) (l)	Aerospace & Defense	L+9.00% (10.23%), 3/20/2020	14,056	14,025	12,088	0.8%
Indivior Finance S.A.R.L. (j)	Health Care	L+6.00% (7.17%), 12/19/2019	8,091	8,091	8,091	0.5%
InMotion Entertainment Group, LLC (f) (i)	Specialty Retail	L+7.75% (9.05%), 10/1/2018	14,059	13,968	14,059	0.9%
Internap Corporation (m)	Communications Equipment	L+7.00% (8.09%), 4/6/2022	8,249	8,130	8,125	0.5%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2017 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
IPC Corp. (j)	Diversified Telecommunication Services	L+4.50% (5.67%), 8/6/2021	$9,140	$9,010	$8,591	0.6%
Jackson Hewitt, Inc. (j)	Diversified Consumer Services	L+7.00% (8.17%), 7/30/2020	6,720	6,631	6,451	0.4%
K2 Pure Solutions NoCal, L.P. (i)	Chemicals	L+6.00% (7.23%), 2/19/2021	6,500	6,452	6,500	0.4%
Kahala Ireland OpCo Designated Activity Company (a) (d) (l) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	149,531	149,531	149,531	9.9%
Kissner Milling Co. Ltd. (x)	Chemicals	8.38%, 12/1/2022	21,199	21,558	21,994	1.5%
LenderLive Services, LLC	Business Services	L+12.00% (13.17%), 8/11/2020	10,000	9,844	9,700	0.6%
Lightsquared LP (l)	Diversified Telecommunications Services	L+8.75% (9.97%), 6/15/2020	10,760	9,962	10,430	0.7%
Lionbridge Technologies, Inc. (i)	Business Services	L+5.50% (6.73%), 2/6/2024	13,833	13,767	13,764	0.9%
MCS Acquisition Corp. (j)	Professional Services	L+4.75% (5.96%), 5/18/2024	12,600	12,538	12,537	0.8%
Medical Depot Holdings, Inc. (i)	Health Care	L+5.50% (6.80%), 1/3/2023	20,025	18,358	18,334	1.2%
Metal Services LLC (j)	Metals & Mining	L+7.50% (8.80%), 6/30/2019	10,861	10,755	10,861	0.7%
Midwest Can Company, LLC (f) (i)	Energy Equipment & Services	L+6.75% (7.80%), 1/26/2022	5,092	5,011	5,003	0.3%
MMM Holdings, LLC (j) (l)	Health Care	L+8.75% (10.25%), 6/28/2019	7,028	7,027	6,888	0.5%
Monitronics International, Inc. (j)	Diversified Consumer Services	L+5.50% (6.80%), 9/30/2022	2,978	2,964	3,002	0.2%
Montreign Operating Company, LLC (m)	Hotels, Restaurants & Leisure	L+8.25% (9.48%), 1/24/2023	27,161	26,691	27,511	1.8%
Mood Media Corporation (m)	Business Services	L+7.25% (8.54%), 6/28/2022	14,124	13,815	13,842	0.9%
Motion Recruitment Partners, LLC (f) (i)	Professional Services	L+6.00% (7.30%), 2/13/2020	17,444	17,227	17,444	1.2%
Motorsports Aftermarket Group, Inc.	Auto Components	L+4.00% (5.42%), 5/14/2021	26,146	24,913	11,504	0.8%
MSO of Puerto Rico, LLC (j) (l)	Health Care	L+8.75% (10.25%), 6/28/2019	5,110	5,108	5,007	0.3%
Murray Energy Holdings Co. (j)	Energy Equipment & Services	L+7.25% (8.55%), 4/16/2020	14,723	14,045	14,355	0.9%
MWI Holdings, Inc. (j)	Machinery	L+5.50% (6.80%), 6/28/2020	9,900	9,825	9,900	0.7%
National Technical Systems, Inc. (i)	Professional Services	L+6.00% (7.05%), 6/12/2021	16,469	16,362	15,646	1.0%
New Star Metals Inc. (d) (l) (m)	Business Services	L+9.50% (11.00%), 12/22/2021	24,510	24,036	24,039	1.6%
NexSteppe Inc. (l) (t)	Chemicals	18.00%, 3/30/2018	10,691	10,457	4,597	0.3%
Noosa Acquirer, Inc. (i) (m)	Food Products	L+5.25% (6.55%), 11/21/2020	25,000	24,788	25,000	1.6%
NTM Acquisition Corp. (i)	Media	L+6.25% (7.55%), 6/7/2022	19,175	18,957	19,079	1.3%
Orchid Underwriters Agency, LLC (f) (i)	Insurance Broker	L+5.00% (6.16%), 3/17/2022	19,950	19,762	19,950	1.3%
ORG Chemical Holdings, LLC (i) (m)	Chemicals	L+5.75% (7.05%), 6/30/2022	27,962	27,403	27,403	1.8%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2017 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Otter Box Holdings, Inc. (j)	Electronic Equipment, Instruments & Components	L+4.75% (5.98%), 6/3/2020	$13,604	$13,442	$13,468	0.9%
Peabody Energy Corp. (j)	Metals & Mining	L+4.50% (5.73%), 3/31/2022	5,541	5,527	5,529	0.4%
PeopLease Holdings, LLC (i)	Commercial Services & Supplies	L+9.00% (10.30%), 2/26/2021	20,000	19,852	18,500	1.2%
PetVet Care Centers, LLC (f) (i)	Business Services	L+6.00% (7.22%), 6/8/2023	19,552	19,379	19,357	1.3%
PetVet Care Centers, LLC (f) (i)	Business Services	L+6.00% (7.22%), 6/8/2023	92	92	91	—%
PGX Holdings, Inc. (j)	Transportation Infrastructure	L+5.25% (6.48%), 9/29/2020	12,990	12,932	12,991	0.9%
Premier Dental Services, Inc. (i) (j)	Health Care	L+6.50% (7.55%), 6/30/2023	28,846	28,557	28,629	1.9%
Premier Global Services, Inc. (j)	Diversified Telecommunication Services	L+6.50% (7.59%), 12/8/2021	9,614	9,309	9,560	0.6%
Pre-Paid Legal Services, Inc. (j)	Diversified Consumer Services	L+5.25% (6.50%), 7/1/2019	12,130	12,150	12,130	0.8%
Pride Plating, Inc. (i)	Aerospace & Defense	L+5.50% (6.80%), 6/13/2019	8,612	8,568	8,440	0.6%
PSKW, LLC (i)	Health Care Providers & Services	L+4.25% (5.55%), 11/25/2021	1,575	1,563	1,575	0.1%
PSKW, LLC (m)	Health Care Providers & Services	L+8.29% (9.59%), 11/25/2021	17,750	17,489	17,750	1.2%
PT Network, LLC (f) (i)	Health Care	L+6.50% (7.72%), 11/30/2021	17,020	16,870	17,016	1.1%
PT Network, LLC (f)	Health Care	L+6.50% (7.72%), 11/30/2021	1,555	1,555	1,554	0.1%
Pure Barre, LLC (f) (i) (m)	Hotels, Restaurants & Leisure	L+7.00% (8.23%), 6/11/2020	26,399	26,126	26,135	1.7%
Pure Barre, LLC (f)	Hotels, Restaurants & Leisure	L+7.00% (8.23%), 6/11/2020	200	200	198	—%
Resco Products, Inc. (i)	Metals & Mining	L+6.25% (7.48%), 3/7/2020	10,000	10,000	9,750	0.6%
RVNB Holdings, Inc. (dba All My Sons Moving & Storage) (f) (i)	Diversified Consumer Services	L+6.50% (7.75%), 2/25/2020	21,129	20,904	21,129	1.4%
Sage Automotive Holdings, Inc. (j)	Auto Components	L+5.00% (6.23%), 11/8/2022	14,925	14,790	14,925	1.0%
SHO Holding II Corporation (j)	Specialty Retail	L+5.00% (6.23%), 10/27/2022	11,820	11,728	11,761	0.8%
Skillsoft Corp. (j)	Technology	L+4.75% (5.98%), 4/28/2021	7,536	7,140	7,112	0.5%
Squan Holding Corp. (p)	Diversified Telecommunication Services	L+4.00% (5.30%), 10/10/2019	10,315	7,339	6,808	0.4%
STG-Fairway Acquisitions, Inc. (j)	Professional Services	L+5.25% (6.55%), 6/30/2022	13,359	13,213	12,758	0.8%
SunGard Availability Services Capital, Inc. (j)	IT Services	L+5.00% (6.23%), 3/31/2019	8,741	8,709	8,566	0.6%
Tax Defense Network, LLC (f) (i) (l) (m) (t)	Diversified Consumer Services	L+12.50% (13.80%), 8/28/2019	26,799	26,532	15,417	1.0%
Tillamook Country Smoker, LLC (f) (i)	Food Products	L+5.75% (6.97%), 5/19/2022	10,244	10,094	10,090	0.7%
Tillamook Country Smoker, LLC (f) (i)	Food Products	L+5.75% (6.97%), 5/19/2022	135	135	133	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2017 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Trilogy International Partners, LLC (x)	Diversified Telecommunication Services	8.88%, 5/1/2022	$14,875	$14,803	$15,489	1.0%
Trojan Battery Company, LLC (j)	Auto Components	L+4.75% (5.99%), 6/12/2021	10,532	10,471	10,453	0.7%
Turning Tech LLC (i)	Software	L+10.75% (12.05%), 6/30/2020	24,226	23,971	20,593	1.4%
Twenty Eighty, Inc. (l) (p)	Media	8.00%, 3/31/2020	6,074	4,041	3,948	0.3%
Twenty Eighty, Inc. (l) (p)	Media	L+8.00% (9.12%), 3/31/2020	2,845	2,285	2,703	0.2%
Twenty Eighty, Inc. (l) (p)	Media	9.00%, 3/31/2020	5,506	3,673	3,029	0.2%
United Central Industrial Supply Company, LLC (i) (j)	Commercial Services & Supplies	L+7.25% (8.50%), 10/9/2018	8,549	8,513	7,438	0.5%
VCVH Holding Corp. (j)	Health Care	L+5.00% (6.30%), 6/1/2023	12,870	12,761	12,831	0.8%
Veritas US Inc. (j)	Technology	L+4.50% (5.80%), 1/27/2023	25,131	25,206	25,206	1.7%
VetCor Professional Practices LLC (f) (i)	Diversified Consumer Services	L+6.25% (7.55%), 4/20/2021	4,934	4,896	4,835	0.3%
VetCor Professional Practices LLC (f) (i)	Diversified Consumer Services	L+6.25% (7.55%), 4/20/2021	634	634	621	—%
VetCor Professional Practices LLC (f) (i)	Diversified Consumer Services	L+6.25% (7.55%), 4/20/2021	9,800	9,737	9,604	0.6%
Xplornet Communications, Inc. (a) (j)	Diversified Telecommunication Services	L+6.00% (7.30%), 9/9/2021	12,338	12,258	12,461	0.8%
Sub Total Senior Secured First Lien Debt				$1,777,310	$1,688,412	111.4%

Senior Secured Second Lien Debt - 18.8% (b)
Anchor Glass Container Corporation (m)	Containers & Packaging	L+7.75% (8.81%), 12/7/2024	$20,000	$19,814	$20,242	1.3%
Answers Corporation (p) (t)	Technology	L+5.00% (6.23%), 9/15/2021	4,699	4,028	4,558	0.3%
Appriss Holdings, Inc. (m)	IT Services	L+9.25% (10.55%), 5/21/2021	13,985	13,856	13,705	0.9%
Asurion LLC (j)	IT Services	L+7.50% (8.73%), 3/3/2021	10,000	9,401	10,038	0.7%
Boston Market Corporation (m)	Hotels, Restaurants & Leisure	L+8.25% (9.55%), 12/16/2018	24,226	24,111	24,226	1.6%
BrandMuscle Holdings Inc. (m)	Internet Software & Services	L+8.50% (9.65%), 6/1/2022	24,500	24,128	24,500	1.6%
Cayan Holdings (m)	IT Services	L+8.50% (9.80%), 3/24/2022	20,000	19,609	20,000	1.3%
CDS U.S. Intermediate Holdings, Inc. (m)	Hotels, Restaurants & Leisure	L+8.25% (9.55%), 7/8/2023	7,927	7,798	7,967	0.5%
CIG Financial, LLC (a) (f) (m)	Consumer Finance	10.50%, 6/30/2019	13,000	12,948	12,415	0.8%
CIG Financial, LLC (a) (f)	Consumer Finance	10.50%, 6/30/2019	1,000	1,000	955	0.1%
CREDITCORP (x)	Consumer Finance	12.00%, 7/15/2018	13,250	13,227	11,412	0.8%
Epic Health Services, Inc. (m)	Health Care Providers & Services	L+8.00% (9.23%), 3/17/2025	15,000	14,781	14,780	1.0%
Hertz Corp. (x)	Automobiles	7.63%, 6/1/2022	21,165	21,165	21,112	1.4%
J. C. Bromac Corporation (dba EagleRider, Inc.) (f) (m)	Hotels, Restaurants & Leisure	L+8.75% (10.05%), 2/10/2021	19,900	19,661	19,801	1.3%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2017 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
J. C. Bromac Corporation (dba EagleRider, Inc.) (f)	Hotels, Restaurants & Leisure	L+8.75% (10.05%), 2/10/2021	$4,484	$4,484	$4,461	0.3%
NCP Finance Limited Partnership (j)	Consumer Finance	L+9.75% (11.00%), 10/1/2018	12,073	12,048	11,409	0.8%
Rx30 HoldCo, Inc. (m)	Health Care Technology	L+9.00% (10.15%), 6/15/2022	11,500	11,337	11,500	0.8%
Schulman Associates Institutional Review Board, Inc. (m)	Life Sciences Tools & Services	L+8.00% (9.15%), 6/3/2021	17,000	16,794	17,000	1.1%
TierPoint, LLC (m)	Technology	L+7.25% (8.48%), 5/5/2025	5,334	5,282	5,281	0.3%
U.S. Auto (m)	Diversified Consumer Services	L+11.75% (12.81%), 6/8/2020	30,000	29,684	29,400	1.9%
Sub Total Senior Secured Second Lien Debt				$285,156	$284,762	18.8%

Subordinated Debt - 4.9% (b)
Gold, Inc. (m)	Textiles, Apparel & Luxury Goods	10.00%, 6/30/2019	$7,003	$6,984	$5,953	0.4%
Park Ave RE Holdings, LLC (d) (l) (o)	Real Estate Management & Development	L+8.00% (13.00%), 12/29/2017	37,192	37,192	37,192	2.4%
Steel City Media (l)	Media	16.00%, 3/29/2020	22,207	21,969	20,874	1.4%
Xplornet Communications, Inc. (a) (j)		9.63%, 6/1/2022	10,000	10,000	10,375	0.7%
Zimbra, Inc. (t)	Software	12.00%, 7/10/2018	287	287	468	—%
Sub Total Subordinated Debt				$76,432	$74,862	4.9%

Collateralized Securities - 12.4% (b)
Collateralized Securities - Debt Investment
Fifth Street Senior Loan Fund I, LLC - 1A Class F (a) (p)	Diversified Investment Vehicles	L+7.50% (8.66%), 1/19/2027	$10,728	$9,181	$8,612	0.6%
Collateralized Securities - Equity Investment (n)
B&M CLO 2014-1, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	2.08%, 4/16/2026	$40,250	$17,487	$14,493	1.0%
CVP Cascade CLO, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	0.00%, 1/16/2026	31,000	9,362	6,157	0.4%
CVP Cascade CLO-2, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	0.00%, 7/18/2026	35,250	12,588	9,045	0.6%
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	11.51%, 1/19/2027	31,575	21,113	16,853	1.1%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	0.00%, 1/15/2027	35,057	17,832	11,607	0.8%
MidOcean Credit CLO II, LLC Income Notes (a) (p) (v)	Diversified Investment Vehicles	8.58%, 1/29/2025	37,600	21,820	19,624	1.3%
MidOcean Credit CLO III, LLC Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	9.31%, 7/21/2026	40,250	22,145	20,177	1.3%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2017 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
MidOcean Credit CLO IV, LLC Income Notes (a) (p) (v)	Diversified Investment Vehicles	10.81%, 4/15/2027	$21,500	$14,316	$12,727	0.7%
NewStar Arlington Senior Loan Program LLC Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	21.75%, 7/25/2025	31,603	22,825	26,141	1.7%
OFSI Fund VI, Ltd. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	9.86%, 3/20/2025	38,000	16,617	15,589	1.0%
Related Fee Agreements (a) (s)	Diversified Investment Vehicles		—	8,750	6,878	0.5%
Silver Spring CLO, Ltd. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	0.00%, 10/16/2026	31,500	16,296	11,403	0.8%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	0.79%, 5/1/2026	36,000	13,757	8,985	0.6%
Sub Total Collateralized Securities				$224,089	$188,291	12.4%

Equity/Other - 13.6% (b)
Answers Corporation (e) (p)	Technology		909	$11,361	$13,873	0.9%
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant (e)	Software	Expire 3/9/2025	306,122	—	—	—%
Basho Technologies, Inc. - Series G Senior Preferred Stock (e)	Software		2,000,000	2,000	—	—%
California Resources Corp. - Preferred Equity (u)	Metals & Mining	9.00%	15,025,000	14,724	14,725	1.0%
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (e) (o)	Food Products		6,023	1,630	—	—%
Capstone Nutrition - Class B and C Common Stock (fka Integrity Nutraceuticals, Inc.) (e) (o) (u)	Food Products		24,656	—	—	—%
Danish CRJ LTD. (a) (e) (p) (r)	Aerospace & Defense		5,002	1	254	—%
Evolution Research Group - Preferred Equity (e)	Health Care Providers & Services	8.00%	500,000	500	624	—%
Greenwave Holdings, Inc. - Series C Preferred Stock Warrant (e)	Internet Software & Services	Expire 8/16/2025	172,414	—	284	—%
Kahala Ireland OpCo Designated Activity Company - Common Equity (a) (e) (h) (o)	Aerospace & Defense		137	—	10,826	0.7%
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (a) (e) (h) (o)	Aerospace & Defense		3,250,000	2,838	3,250	0.2%
Kahala US OpCo LLC - Class A Preferred Units (e) (k) (o)	Aerospace & Defense	13.00%	4,413,472	4,161	4,413	0.3%
Mood Media Corporation - Warrants (e)	Business Services		121	27	119	—%
New Star Metals Inc. - Warrants (e)	Business Services	Expire 12/22/2036	133,074	151	156	—%
NexSteppe Inc. - Series C Preferred Stock Warrant (e)	Chemicals	Expire 3/9/2025	176,585	500	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2017 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
NMFC Senior Loan Program I, LLC (a) (p)	Diversified Investment Vehicles		50,000	$50,000	$50,369	3.3%
Orchid Underwriters Agency, LLC - Preferred Shares (e) (u)	Insurance Broker		5,000	113	703	0.1%
Orchid Underwriters Agency, LLC - Common Shares (e) (u)	Insurance Broker		5,000	—	12	—%
Park Ave RE Holdings, LLC - Common Shares (e) (o) (w)	Real Estate Management & Development		1,000	—	7,236	0.5%
Park Ave RE Holdings, LLC - Preferred Shares (o) (w)	Real Estate Management & Development	8.00%	47,290	23,645	23,645	1.6%
PennantPark Credit Opportunities Fund II, LP (a) (f) (g) (p)	Diversified Investment Vehicles		$7,262	7,262	7,225	0.5%
South Grand MM CLO I, LLC (a) (f) (p)	Diversified Investment Vehicles		$29,524	29,095	28,491	1.9%
Squan Holding Corp. - Class A Common Stock (e) (p)	Diversified Telecommunication Services		180,835	—	—	—%
Squan Holding Corp. - Series A Preferred Stock (e) (p)	Diversified Telecommunication Services		8,962	—	—	—%
Tax Defense Network, LLC (e)	Diversified Consumer Services		425	425	—	—%
Tennenbaum Waterman Fund, L.P. (a)	Diversified Investment Vehicles		$10,000	10,000	10,712	0.7%
TCG BDC, Inc. - Common Stock (fka Carlyle GMS Finance, Inc.) (a)	Diversified Investment Vehicles		404,899	7,765	7,292	0.5%
The SAVO Group, Ltd. - Warrants (e)	Internet Software & Services	Expire 3/23/2023	138,000	—	—	—%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		$13,806	13,806	13,043	0.9%
Twentyeighty, Inc. - Class A Common Equity (e)	Media		54,586	—	—	—%
U.S. Auto - Series A Common Units (e) (u)	Diversified Consumer Services		10,000	10	—	—%
U.S. Auto - Series A Preferred Units (e) (u)	Diversified Consumer Services		490	490	406	—%
World Business Lenders, LLC (e)	Consumer Finance		3,750,000	3,750	3,759	0.2%
Xplornet Communications, Inc. - Warrants (a) (e)	Diversified Telecommunication Services	Expire 10/25/2023	10,284	—	4,344	0.3%
Zimbra, Inc. - Warrants (Third Lien Bridge Note) (e)	Software	Expire 7/11/2023	1,000,000	—	211	—%
Sub Total Equity/Other				$184,254	$205,972	13.6%

TOTAL INVESTMENTS - 161.1% (b)				$2,547,241	$2,442,299	161.1%
_____________

(a)
All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, we may not require any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. Qualifying assets represent 77.5% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.

(b)	Percentages are based on net assets of $1,516,005 as of June 30, 2017.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2017
(Unaudited)

(c)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act. (See Note 3 to the consolidated financial statements).

(d)	As of the date of election, the portfolio company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be payment-in-kind (“PIK”).

(e)	Non-income producing at June 30, 2017.
(f)The Company has various unfunded commitments to portfolio companies. The remaining amount of these unfunded commitments as of June 30, 2017 are comprised of the following:

Portfolio Company Name	Investment Type	Commitment Type	Original Commitment	Remaining Commitment
Adams Publishing Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	$4,432	$4,432
Amteck, LLC	Senior Secured First Lien Debt	Revolver term loan	5,000	5,000
Berner Food & Beverage LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,693	2,693
CCW, LLC	Senior Secured First Lien Debt	Revolver term loan	3,000	3,000
CIG Financial, LLC	Senior Secured Second Lien Debt	Delayed draw term loan	5,000	4,000
Icynene US Acquisition Corp.	Senior Secured First Lien Debt	Delayed draw term loan	5,000	5,000
Icynene US Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	5,000	5,000
InMotion Entertainment Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,200	1,843
J. C. Bromac Corporation (dba EagleRider, Inc.)	Senior Secured Second Lien Debt	Delayed draw term loan	5,000	516
Midwest Can Company, LLC	Senior Secured First Lien Debt	Delayed draw term loan	828	828
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	1,035	883
Motion Recruitment Partners, LLC	Senior Secured First Lien Debt	Revolver term loan	2,000	2,000
Orchid Underwriters Agency, LLC	Senior Secured First Lien Debt	Revolver term loan	2,200	2,200
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Equity capital commitment	10,800	538
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Delayed draw term loan	6,704	6,704
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Revolver term loan	1,676	1,584
PT Network, LLC	Senior Secured First Lien Debt	Delayed draw term loan	6,579	5,024
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,316	1,316
Pure Barre, LLC	Senior Secured First Lien Debt	Revolver term loan	2,500	2,300
RVNB Holdings, Inc. (dba All My Sons Moving & Storage)	Senior Secured First Lien Debt	Revolver term loan	852	852
South Grand MM CLO I, LLC	Equity/Other	Equity capital commitment	35,000	5,477
Tax Defense Network, LLC	Senior Secured First Lien Debt	Delayed draw term loan	5,000	1,000
Tillamook Country Smoker, LLC	Senior Secured First Lien Debt	Revolver term loan	2,696	2,561
VetCor Professional Practices LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,574	1,940
Total			$119,085	$66,691

(g)	The investment is subject to a three year lock-up restriction on withdrawals in year 4.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2017
(Unaudited)

(l)For the three months ended June 30, 2017, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind (“PIK”):

Portfolio Company	Investment Type	Cash	PIK	All-in Rate	PIK Earned for the three months ended June 30, 2017
Basho Technologies, Inc.	Senior Secured First Lien Debt	17.00%	—%	17.00%	$—
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.)	Senior Secured First Lien Debt	—%	13.80%	13.80%	—
Greenwave Holdings, Inc.	Senior Secured First Lien Debt	10.00%	3.00%	13.00%	120
ILC Dover LP	Senior Secured First Lien Debt	8.23%	2.00%	10.23%	71
Kahala Ireland OpCo Designated Activity Company	Senior Secured First Lien Debt	—%	13.00%	13.00%	62
Kahala US OpCo LLC	Senior Secured First Lien Debt	13.00%	—%	13.00%	—
Lightsquared LP	Senior Secured First Lien Debt	—%	9.97%	9.97%	264
MMM Holdings, LLC	Senior Secured First Lien Debt	10.25%	—%	10.25%	—
MSO of Puerto Rico, LLC	Senior Secured First Lien Debt	10.25%	—%	10.25%	—
New Star Metals Inc.	Senior Secured First Lien Debt	11.00%	—%	11.00%	(180)
NexSteppe Inc.	Senior Secured First Lien Debt	10.00%	8.00%	18.00%	—
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%	—
Steel City Media	Subordinated Debt	8.00%	8.00%	16.00%	437
Tax Defense Network, LLC	Senior Secured First Lien Debt	9.80%	4.00%	13.80%	—
Twentyeighty, Inc.	Senior Secured First Lien Debt	4.62%	4.50%	9.12%	22
Twentyeighty, Inc.	Senior Secured First Lien Debt	1.00%	7.00%	8.00%	106
Twentyeighty, Inc.	Senior Secured First Lien Debt	0.25%	8.75%	9.00%	119
Xplornet Communications, Inc.	Subordinated Debt	—%	13.00%	13.00%	946
Total					$1,967

(m)	The Company's investment or a portion thereof is pledged as collateral under the UBS Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

(n)
For equity investments in Collateralized Securities, the effective yield is presented in place of the investment coupon rate for each investment. Refer to footnote (v) for a further description of an equity investment in a Collateralized Security.

(o)
The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be "non-controlled" when we own 25% or less of the portfolio company's voting securities and "controlled" when we own more than 25% of the portfolio company's voting securities.

(p)
The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as "non-affiliated" when we own less than 5% of a portfolio company's voting securities and "affiliated" when we own 5% or more of a portfolio company's voting securities.

(q)	Unless otherwise indicated, all investments in the schedule of investments are non-affiliated, non-controlled investments.

(r)	The Company's investment is held through the Consolidated Holding Company, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.

(s)
Related Fee Agreements consist of one investment with a fair value of $0.5 million that is classified as a Non-affiliated Investment and five investments with a total fair value of $6.3 million that are classified as Affiliated Investments.

(t)	The investment is on non-accrual status as of June 30, 2017.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

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

(y)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at June 30, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2017
(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2017:

	At June 30, 2017
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles	$305,423	12.5%
Aerospace & Defense	188,822	7.7
Hotels, Restaurants & Leisure	145,314	5.9
Business Services	141,995	5.8
Diversified Consumer Services	137,834	5.7
Health Care	137,505	5.6
Diversified Telecommunication Services	102,989	4.2
Health Care Providers & Services	96,606	4.0
Technology	95,191	3.9
Media	93,556	3.8
Commercial Services & Supplies	86,303	3.5
Internet Software & Services	74,065	3.0
Real Estate Management & Development	68,073	2.8
Food Products	64,993	2.7
Chemicals	61,402	2.5
Professional Services	58,385	2.4
IT Services	52,309	2.2
Energy Equipment & Services	46,842	1.9
Software	46,127	1.9
Metals & Mining	43,836	1.8
Consumer Finance	39,950	1.7
Electronic Equipment, Instruments & Components	39,481	1.6
Auto Components	36,882	1.5
Communications Equipment	30,404	1.3
Gaming/Lodging	29,697	1.2
Transportation Infrastructure	27,719	1.1
Specialty Retail	25,820	1.1
Diversified Financial Services	24,585	1.0
Automobiles	21,112	0.9
Insurance	20,665	0.8
Containers & Packaging	20,242	0.8
Building Products	20,047	0.8
Life Sciences Tools & Services	17,000	0.7
Distributors	13,772	0.6
Health Care Technology	11,500	0.5
Machinery	9,900	0.4
Textiles, Apparel & Luxury Goods	5,953	0.2
Total	$2,442,299	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2016

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n) (x)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)

Senior Secured First Lien Debt - 106.6% (b)
Abaco Systems Holding Corp. (i)	Business Services	L+6.00% (7.00%), 12/7/2021	$23,940	$23,462	$23,461	1.5%
Ability Networks Inc. (j)	Health Care Providers & Services	L+5.00% (6.00%), 5/14/2021	13,712	13,631	13,712	0.9%
Adams Publishing Group, LLC (i)	Media	P+4.25% (8.00%), 11/3/2020	15,178	14,904	15,178	1.0%
Affinion Group, Inc. (j)	Business Services	L+5.25% (6.75%), 4/30/2018	9,974	9,827	9,910	0.6%
Amports, Inc. (m)	Transportation Infrastructure	L+8.14% (9.14%), 5/19/2020	15,000	14,936	14,775	1.0%
Amteck, LLC (f) (i)	Commercial Services & Supplies	L+8.50% (9.50%), 7/2/2020	23,438	23,063	22,852	1.5%
Answers Corporation (i) (j) (t)	Internet Software & Services	P+6.25% (10.00%), 10/3/2021	34,475	33,589	17,065	1.1%
AP Gaming I, LLC (i) (j)	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 12/20/2020	30,353	30,148	30,150	2.0%
APCO Holdings (i)	Diversified Consumer Services	L+6.00% (7.00%), 1/29/2022	8,868	8,632	8,646	0.6%
Applied Merchant Systems West Coast, Inc. (m)	Diversified Financial Services	L+11.50% (12.50%), 10/26/2020	26,122	25,714	25,599	1.7%
Ascensus, Inc. (j)	IT Services	L+4.50% (5.50%), 12/3/2022	17,831	16,915	17,786	1.2%
Asurion LLC (j)	IT Services	L+3.75% (4.75%), 11/3/2023	249	248	253	—%
Avaya, Inc. Term Loan B-3 (j)	Communications Equipment	L+4.50% (5.39%), 10/26/2017	9,685	8,784	8,384	0.5%
Avaya, Inc. Term Loan B-6 (j)	Communications Equipment	L+5.50% (6.50%), 3/31/2018	8,457	8,461	7,353	0.5%
Avaya, Inc. Term Loan B-7 (i) (j)	Communications Equipment	L+5.25% (6.25%), 5/29/2020	9,793	9,725	8,489	0.5%
AxleTech International, LLC (i)	Machinery	L+6.50% (7.50%), 1/5/2021	19,600	19,467	18,914	1.2%
Basho Technologies, Inc. (d) (l) (t)	Software	17.00%, 3/9/2018	10,595	10,294	3,814	0.2%
Basho Technologies, Inc. (d) (t)	Software	17.00%, 3/31/2017	2,550	2,550	918	0.1%
BDS Solutions Group, LLC (f) (i) (m)	Business Services	L+8.75% (9.59%), 6/1/2021	36,830	36,094	36,830	2.4%
Blount International, Inc. (j)	Machinery	L+6.25% (7.25%), 4/12/2023	12,469	12,128	12,578	0.8%
Broder Bros, Co. (m)	Distributors	L+5.75% (7.00%), 6/3/2021	7,275	7,158	7,275	0.5%
Broder Bros, Co. (m)	Distributors	L+12.25% (13.50%), 6/3/2021	7,350	7,232	7,350	0.5%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (l) (o) (t)	Food Products	L+12.50% (13.50%), 4/28/2019	56,470	50,053	19,708	1.3%
Catapult Learning, LLC (i) (m)	Diversified Consumer Services	L+7.99% (8.99%), 7/16/2020	27,500	27,109	26,537	1.7%
CCW, LLC (f) (i)	Hotels, Restaurants & Leisure	L+7.00% (8.00%), 3/21/2021	24,625	24,268	24,379	1.6%
Central Security Group, Inc. (i) (j)	Commercial Services & Supplies	L+5.63% (6.63%), 10/6/2020	25,554	25,200	25,458	1.7%
CH Hold Corp. (f) (i)	Diversified Consumer Services	L+5.25% (6.25%), 11/20/2019	16,572	16,434	16,531	1.1%
Chicken Soup for the Soul Publishing, LLC (i)	Media	L+6.25% (7.50%), 1/8/2019	28,543	28,331	27,116	1.8%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2016

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n) (x)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Clover Technologies Group, LLC (j)	Commercial Services & Supplies	P+3.50% (7.25%), 5/8/2020	$14,012	$13,935	$13,265	0.9%
Contura Energy Inc.	Energy Equipment & Services	10.00%, 8/1/2021	10,000	10,534	10,650	0.7%
ConvergeOne Holdings Corp. (j)	Diversified Consumer Services	L+5.38% (6.38%), 6/17/2020	16,601	16,470	16,518	1.1%
Covenant Surgical Partners	Health Care	(8.75%), 8/1/2019	10,000	9,457	9,675	0.6%
Cvent, Inc. (j)	Internet Software & Services	L+5.00% (6.00%), 11/29/2023	10,000	9,900	10,075	0.7%
Danish CRJ LTD. (a) (p)	Aerospace & Defense	13.50%	20	7	20	—%
DigiCert, Inc (j)	Internet Software & Services	L+5.00% (6.00%), 10/21/2021	10,890	10,627	10,836	0.7%
Doskocil Manufacturing Company, Inc. (m)	Household Durables	L+8.40% (9.40%), 11/10/2020	15,000	14,797	15,000	1.0%
Eagle Rx, LLC (i)	Health Care Providers & Services	L+6.00% (7.00%), 8/15/2019	14,533	14,495	14,533	1.0%
ECI Acquisition Holdings, Inc. (i)	Internet Software & Services	L+6.25% (7.25%), 3/11/2019	12,775	12,738	12,584	0.8%
Emergency Communications Network, LLC (m)	Internet Software & Services	L+10.08% (11.33%), 6/12/2021	19,750	19,530	19,552	1.3%
ERG Holding Company (i) (m)	Health Care Providers & Services	L+6.75% (8.00%), 4/4/2019	34,650	34,194	34,130	2.2%
Excelitas Technologies Corp. (j)	Electronic Equipment, Instruments & Components	L+5.00% (6.00%), 11/2/2020	13,761	13,714	13,451	0.9%
Genesys Telecommunications Laboratories, Inc. (j)	Diversified Telecommunication Services	L+5.25% (6.25%), 12/1/2023	25,000	24,628	25,422	1.7%
Greenwave Holdings, Inc. (l)	Internet Software & Services	13.00%, 7/8/2019	15,693	15,543	15,693	1.0%
GTCR Valor Companies, Inc. (j)	Software	L+6.00% (7.00%), 6/16/2023	24,875	23,956	24,587	1.6%
HC Group Holdings III, Inc. (j)	Health Care	L+5.00% (6.00%), 4/7/2022	14,932	14,665	14,298	0.9%
Icynene US Acquisition Corp. (f) (i) (m)	Building Products	L+6.25% (7.25%), 11/4/2020	21,286	21,012	21,286	1.4%
Icynene US Acquisition Corp. (f)	Building Products	L+6.25% (7.25%), 11/4/2019	1,000	1,000	1,000	0.1%
ILC Dover LP (i) (l)	Aerospace & Defense	L+9.00% (10.00%), 3/20/2020	14,101	14,064	11,986	0.8%
Indivior Finance S.A.R.L. (j)	Health Care	L+6.00% (7.00%), 12/19/2019	9,244	9,244	9,279	0.6%
InMotion Entertainment Group, LLC (f) (i)	Specialty Retail	L+7.75% (9.00%), 10/1/2018	14,450	14,328	14,450	0.9%
IPC Corp. (j)	Diversified Telecommunication Services	L+4.50% (5.50%), 8/6/2021	9,187	9,040	8,796	0.6%
Jackson Hewitt, Inc. (j)	Diversified Consumer Services	L+7.00% (8.00%), 7/30/2020	6,860	6,810	6,577	0.4%
K2 Pure Solutions NoCal, L.P. (i)	Chemicals	L+6.00% (7.00%), 8/19/2019	6,500	6,442	6,500	0.4%
Kahala Ireland OpCo Designated Activity Company (a) (d) (l) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	149,409	149,409	149,409	9.8%
Kahala US OpCo LLC (d) (l) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	2,690	2,690	2,690	0.2%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2016

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n) (x)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Kissner HLD	Chemicals	8.38%, 12/1/2022	$9,960	$9,942	$10,060	0.7%
Land Holdings I, LLC (m)	Hotels, Restaurants & Leisure	12.00%, 6/26/2019	14,250	14,108	14,250	0.9%
LenderLive Services, LLC	Business Services	L+12.00% (12.69%), 8/11/2020	10,000	9,819	9,800	0.6%
Lightsquared LP (l)	Diversified Telecommunications Services	L+8.75% (9.75%), 6/15/2020	10,246	9,371	9,529	0.6%
MCS AMS Sub-Holdings LLC (j)	Real Estate Management & Development	L+6.50% (7.50%), 10/15/2019	11,906	11,701	11,073	0.7%
Medical Depot Holdings, Inc. (i)	Health Care	L+5.50% (6.50%), 1/3/2023	20,278	18,453	18,504	1.2%
Metal Services LLC (j)	Metals & Mining	L+7.50% (8.50%), 6/30/2019	10,917	10,783	10,944	0.7%
MMM Holdings, LLC (j) (l)	Health Care	L+8.25% (9.75%), 6/28/2019	7,153	7,072	6,938	0.5%
Monitronics International, Inc. (j)	Diversified Consumer Services	L+5.50% (6.50%), 9/30/2022	2,993	2,978	3,018	0.2%
Montreign Operating Company, LLC (m)	Hotels, Restaurants, & Leisure	L+8.25% (9.25%), 1/24/2023	25,000	24,500	25,187	1.6%
Motion Recruitment Partners, LLC (f) (i)	Professional Services	L+6.00% (7.00%), 2/13/2020	18,000	17,733	18,000	1.2%
Motorsports Aftermarket Group, Inc. (i) (j)	Auto Components	L+4.00% (5.00%), 5/14/2021	26,309	24,914	12,716	0.8%
MSO of Puerto Rico, LLC (j) (l)	Health Care	L+8.25% (9.75%), 6/28/2019	5,200	5,142	5,044	0.3%
Murray Energy Holdings Co.	Energy Equipment & Services	L+7.25% (8.25%), 4/16/2020	9,974	9,222	9,506	0.6%
MWI Holdings, Inc. (j)	Machinery	L+5.50% (6.50%), 6/28/2020	9,950	9,862	9,950	0.6%
National Technical Systems, Inc. (f) (i)	Professional Services	L+6.25% (7.25%), 6/12/2021	19,326	19,072	18,359	1.2%
New Star Metals Inc. (l)	Business Services	L+9.50% (11.00%), 12/22/2021	32,707	32,020	32,023	2.1%
NexSteppe Inc. (l)	Chemicals	15.00%, 3/30/2018	10,741	10,444	8,056	0.5%
Noosa Acquirer, Inc. (i) (m)	Food Products	L+5.25% (6.25%), 11/21/2020	25,000	24,756	25,000	1.6%
North Atlantic Trading Company, Inc. (i) (j)	Food Products	P+5.50% (9.25%), 1/13/2020	17,331	17,304	17,158	1.1%
NTM Acquisition Corp. (i)	Media	L+6.25% (7.25%), 6/7/2022	12,431	12,260	12,245	0.8%
Orchid Underwriters Agency, LLC (f) (m)	Insurance Broker	10.00%, 11/6/2019	13,955	13,806	13,955	0.9%
Otter Box Holdings, Inc. (j)	Electronic Equipment, Instruments & Components	L+4.75% (5.75%), 6/3/2020	14,797	14,591	14,612	1.0%
PeopLease Holdings, LLC (i)	Commercial Services & Supplies	L+9.00% (10.00%), 2/26/2021	20,000	19,832	20,000	1.3%
PGX Holdings, Inc. (j)	Transportation Infrastructure	L+5.25% (6.25%), 9/29/2020	13,172	13,071	13,148	0.9%
Plaskolite, LLC (j)	Chemicals	L+4.75% (5.75%), 11/3/2022	8,693	8,623	8,693	0.6%
Premier Dental Services, Inc. (i) (j)	Health Care Providers & Services	L+6.50% (7.50%), 11/1/2018	22,488	22,440	22,319	1.5%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2016

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n) (x)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Premier Global Services, Inc. (j)	Diversified Telecommunication Services	L+6.50% (7.50%), 12/8/2021	$9,871	$9,528	$9,606	0.6%
Pre-Paid Legal Services, Inc. (j)	Diversified Consumer Services	L+5.25% (6.50%), 7/1/2019	13,009	13,006	13,021	0.9%
Pride Plating, Inc. (i)	Aerospace & Defense	L+5.50% (6.50%), 6/13/2019	7,188	7,153	6,864	0.4%
PSKW, LLC (i)	Health Care Providers & Services	L+4.25% (5.25%), 11/25/2021	2,025	2,008	2,005	0.1%
PSKW, LLC (m)	Health Care Providers & Services	L+8.39% (9.39%), 11/25/2021	17,750	17,460	17,217	1.1%
PT Network, LLC (f) (i)	Health Care	L+6.50% (7.50%), 11/30/2021	17,105	16,858	16,934	1.1%
Pure Barre, LLC (f) (i) (m)	Hotels, Restaurants & Leisure	L+7.00% (8.00%), 6/11/2020	27,823	27,444	27,545	1.8%
Resco Products, Inc. (i)	Metals & Mining	P+4.75% (8.50%), 3/31/2017	10,000	10,000	9,200	0.6%
RVNB Holdings, Inc. (dba All My Sons Moving & Storage) (f) (i)	Diversified Consumer Services	L+6.50% (7.50%), 2/25/2020	21,733	21,449	21,733	1.4%
Sage Automotive Holdings, Inc. (j)	Auto Components	L+5.00% (6.00%), 10/8/2020	15,000	14,851	14,850	1.0%
SHO Holding II Corporation (j)	Specialty Retail	L+5.00% (6.00%), 10/27/2022	11,880	11,779	11,821	0.8%
Squan Holding Corp.	Diversified Telecommunication Services	L+4.00% (5.00%), 10/10/2019	10,455	6,903	6,895	0.5%
STG-Fairway Acquisitions, Inc. (j)	Professional Services	L+5.25% (6.25%), 6/30/2022	13,359	13,199	13,042	0.9%
Stratose Intermediate Holdings II, LLC (j)	Health Care Providers & Services	L+5.00% (6.00%), 1/26/2022	9,900	9,816	9,937	0.6%
SunGard Availability Services Capital, Inc. (j)	IT Services	L+5.00% (6.00%), 3/31/2019	8,741	8,700	8,443	0.6%
Tax Defense Network, LLC (f) (i) (m)	Diversified Consumer Services	L+10.50% (11.50%), 8/28/2019	26,650	26,354	18,388	1.2%
Total Outdoor Holdings Corp.	Media	L+11.00% (12.00%), 8/28/2019	12,900	12,762	12,900	0.8%
Trojan Battery Company, LLC (j)	Auto Components	P+3.75% (7.50%), 6/12/2021	10,586	10,517	10,507	0.7%
Turning Tech LLC (f) (i)	Software	L+10.75% (11.59%), 6/30/2020	24,976	24,668	24,102	1.6%
Twenty Eighty, Inc. (j) (m)	Media	P+5.00% (8.75%), 9/30/2019	21,926	20,989	7,975	0.5%
United Central Industrial Supply Company, LLC (i) (j)	Commercial Services & Supplies	L+7.25% (8.50%), 10/9/2018	8,640	8,590	6,890	0.5%
VCVH Holding Corp. (j)	Health Care	L+5.00% (6.00%), 6/1/2023	12,935	12,816	12,854	0.8%
VetCor Professional Practices LLC (i)	Diversified Consumer Services	L+6.25% (7.25%), 4/20/2021	14,808	14,696	14,512	0.9%
Xplornet Communications, Inc. (a) (j)	Diversified Telecommunication Services	L+6.00% (7.00%), 7/25/2020	9,975	9,882	10,050	0.7%
Sub Total Senior Secured First Lien Debt				$1,726,833	$1,630,661	106.6%

Senior Secured Second Lien Debt - 17.1% (b)
Anchor Glass Container Corporation	Containers & Packaging	L+7.75% (8.75%), 12/7/2024	$20,000	$19,801	$20,325	1.3%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2016

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n) (x)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Appriss Holdings, Inc. (m)	IT Services	L+9.25% (10.25%), 5/21/2021	$13,985	$13,839	$13,775	0.9%
Asurion LLC (j)	IT Services	L+7.50% (8.50%), 3/3/2021	10,000	9,320	10,156	0.7%
Boston Market Corporation (m)	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 12/16/2018	24,351	24,196	24,107	1.6%
BrandMuscle Holdings Inc. (m)	Internet Software & Services	L+8.50% (9.50%), 6/1/2022	24,500	24,091	24,500	1.6%
Cayan Holdings (m)	IT Services	L+8.50% (9.50%), 3/24/2022	20,000	19,579	19,600	1.3%
CDS U.S. Intermediate Holdings, Inc. (m)	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 7/8/2023	4,800	4,680	4,668	0.3%
CIG Financial, LLC (a) (f) (m)	Consumer Finance	10.50%, 6/30/2019	13,000	12,935	12,415	0.8%
CREDITCORP	Consumer Finance	12.00%, 7/15/2018	13,250	13,217	10,401	0.7%
Epic Health Services, Inc. (m)	Health Care Providers & Services	L+9.25% (10.25%), 8/17/2021	15,933	15,703	15,933	1.0%
J. C. Bromac Corporation (dba EagleRider, Inc.) (f) (m)	Hotels, Restaurants & Leisure	L+8.75% (9.59%), 2/10/2021	6,950	6,887	6,776	0.4%
Linc Energy Finance USA, Inc. (t)	Oil, Gas & Consumable Fuels	12.50%, 10/31/2017	9,000	8,914	—	—%
NCP Finance Limited Partnership (j)	Consumer Finance	L+9.75% (11.00%), 10/1/2018	12,145	12,109	11,386	0.7%
Rx30 HoldCo, Inc. (m)	Health Care Technology	L+9.00% (10.00%), 6/15/2022	11,500	11,320	11,500	0.8%
Schulman Associates Institutional Review Board, Inc. (m)	Life Sciences Tools & Services	L+8.00% (9.00%), 6/3/2021	17,000	16,768	16,745	1.1%
Stratose Intermediate Holdings II, LLC (m)	Health Care Providers & Services	L+9.50% (10.50%), 7/26/2022	30,000	29,593	30,000	2.0%
U.S. Auto (m)	Diversified Consumer Services	L+11.75% (12.75%), 6/8/2020	30,000	29,561	29,700	1.9%
Sub Total Senior Secured Second Lien Debt				$272,513	$261,987	17.1%

Subordinated Debt - 5.3% (b)
Gold, Inc. (m)	Textiles, Apparel & Luxury Goods	10.00%, 6/30/2019	$7,003	$6,924	$5,953	0.4%
Park Ave RE Holdings, LLC (d) (l) (o)	Real Estate Management & Development	L+8.00% (13.00%), 12/29/2017	37,192	37,192	37,192	2.4%
Steel City Media (l)	Media	16.00%, 3/29/2020	21,418	21,146	20,561	1.4%
Xplornet Communications, Inc. (a) (l)	Diversified Telecommunication Services	13.00%, 10/25/2020	14,591	14,591	15,102	1.0%
Zimbra, Inc. (t)	Software	12.00%, 7/10/2018	1,203	1,203	1,732	0.1%
Sub Total Subordinated Debt				$81,056	$80,540	5.3%

Collateralized Securities - 16.3% (b)
Collateralized Securities - Debt Investment
Fifth Street Senior Loan Fund I, LLC - 1A Class F (a) (p)	Diversified Investment Vehicles	L+7.50% (8.38%), 1/19/2027	$10,728	$9,100	$8,455	0.5%
Collateralized Securities - Equity Investment
B&M CLO 2014-1, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	7.71%, 4/16/2026	$40,250	$20,331	$16,772	1.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2016

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n) (x)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
CVP Cascade CLO, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	0.04%, 1/16/2026	$31,000	$10,552	$8,868	0.6%
CVP Cascade CLO-2, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	4.80%, 7/18/2026	35,250	13,667	11,593	0.8%
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	13.83%, 1/19/2027	31,575	22,079	20,579	1.3%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	4.65%, 1/15/2027	35,057	19,941	16,101	1.1%
MidOcean Credit CLO II, LLC (a) (p) (v)	Diversified Investment Vehicles	7.44%, 1/29/2025	37,600	23,092	22,419	1.5%
MidOcean Credit CLO III, LLC (a) (p) (v)	Diversified Investment Vehicles	11.89%, 7/21/2026	40,250	23,998	23,341	1.5%
MidOcean Credit CLO IV, LLC (a) (p) (v)	Diversified Investment Vehicles	13.77%, 4/15/2027	21,500	15,160	15,505	1.0%
NewStar Arlington Senior Loan Program LLC Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	23.61%, 7/25/2025	31,603	23,795	24,491	1.6%
Ocean Trails CLO V, LTD. (a) (p) (v)	Diversified Investment Vehicles	14.78%, 10/13/2026	40,518	28,222	29,144	1.9%
OFSI Fund VI, Ltd. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	13.59%, 3/20/2025	38,000	19,012	17,354	1.1%
Related Fee Agreements (a) (s)	Diversified Investment Vehicles		—	11,345	10,390	0.7%
Silver Spring CLO, Ltd. (a) (p) (v)	Diversified Investment Vehicles	0.26%, 10/16/2026	31,500	18,676	12,007	0.8%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	6.99%, 5/1/2026	36,000	15,806	12,563	0.8%
Sub Total Collateralized Securities				$274,776	$249,582	16.3%

Equity/Other - 11.2% (b)
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant (e)	Software	Expire 3/9/2025	306,122	$—	$—	—%
Basho Technologies, Inc. - Series G Senior Preferred Stock (e)	Software		2,040,816	2,000	—	—%
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (e) (o)	Food Products		6,023	1,630	—	—%
Capstone Nutrition - Class B and C Common Stock (fka Integrity Nutraceuticals, Inc.) (e) (o) (u)	Food Products		24,656	—	—	—%
Carlyle GMS Finance, Inc. (a) (f)	Diversified Investment Vehicles		$6,587	6,587	6,273	0.4%
Danish CRJ LTD. (a) (e) (p) (r)	Aerospace & Defense		10,000	1	407	—%
Evolution Research Group - Preferred Equity (e)	Health Care Providers & Services	8.00%	200	500	610	—%
Greenwave Holdings, Inc. - Series C Preferred Stock Warrant (e)	Internet Software & Services	Expire 8/16/2025	172,414	—	19	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2016

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n) (x)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Kahala Ireland OpCo Designated Activity Company - Common Equity (a) (e) (h) (o)	Aerospace & Defense		137	$—	$8,180	0.5%
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (a) (e) (h) (o)	Aerospace & Defense		3,250,000	2,900	3,250	0.2%
Kahala US OpCo LLC - Class A Preferred Units (e) (k) (o)	Aerospace & Defense	13.00%	4,413,472	4,193	4,000	0.3%
New Star Metals Inc. (l)	Business Services	Expire 12/22/2036	133,074	201	201	—%
NexSteppe Inc. - Series C Preferred Stock Warrant (e)	Chemicals	Expire 3/9/2025	185,704	500	43	—%
NMFC Senior Loan Program I, LLC (a) (p)	Diversified Investment Vehicles		$50,000	50,000	47,057	3.1%
Orchid Underwriters Agency, LLC - Preferred Shares (e) (u)	Insurance Broker		5,000	500	659	—%
Orchid Underwriters Agency, LLC - Common Shares (e) (u)	Insurance Broker		5,000	—	304	—%
Park Ave RE Holdings, LLC - Common Shares (e) (o) (w)	Real Estate Management & Development		1,000	—	6,564	0.4%
Park Ave RE Holdings, LLC - Preferred Shares (o) (w)	Real Estate Management & Development	8.00%	47,290	23,645	23,645	1.6%
PennantPark Credit Opportunities Fund II, LP (a) (f) (g) (p)	Diversified Investment Vehicles		$9,943	9,943	9,788	0.7%
South Grand MM CLO I, LLC (a) (f) (p)	Diversified Investment Vehicles		$29,095	29,095	28,382	1.9%
Squan Holding Corp. - Class A Common Stock (e) (p)	Diversified Telecommunication Services		180,835	—	—	—%
Squan Holding Corp. - Series A Preferred Stock (e) (p)	Diversified Telecommunication Services		8,962	—	—	—%
Tax Defense Network, LLC (e)	Diversified Consumer Services		396	425	—	—%
Tennenbaum Waterman Fund, L.P. (a)	Diversified Investment Vehicles		$10,000	10,000	10,169	0.7%
The SAVO Group, Ltd. - Warrants (e)	Internet Software & Services	Expire 3/23/2023	138,000	—	—	—%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		$13,990	13,990	12,850	0.9%
U.S. Auto - Series A Common Units (e) (u)	Diversified Consumer Services		10,000	10	27	—%
U.S. Auto - Series A Preferred Units (e) (u)	Diversified Consumer Services		490	490	572	—%
World Business Lenders, LLC (e)	Consumer Finance		922,669	3,750	4,441	0.3%
Xplornet Communications, Inc. - Warrants (a) (e)	Diversified Telecommunication Services	Expire 10/25/2023	10,284	—	3,647	0.2%
Zimbra, Inc. - Warrants (Third Lien Bridge Note) (e)	Software	Expire 7/11/2023	1,000,000	—	225	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2016

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n) (x)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Sub Total Equity/Other				$160,360	$171,313	11.2%

TOTAL INVESTMENTS - 156.5% (b)				$2,515,538	$2,394,083	156.5%
_____________

(a)
All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not require any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. Qualifying assets represent 77.9% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.

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

(o)
The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be "non-controlled" when we own 25% or less of the portfolio company's voting securities and "controlled" when we own more than 25% of the portfolio company's voting securities.

(p)
The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as "non-affiliated" when we own less than 5% of a portfolio company's voting securities and "affiliated" when we own 5% or more of a portfolio company's voting securities.

(q)	Unless otherwise indicated, all investments in the schedule of investments are non-affiliated, non-controlled investments.

(r)	The Company's investment is held through the Consolidated Holding Company, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.

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

(x)
The majority of the investments bear interest at a rate that may be determined by reference to LIBOR or Prime and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at December 31, 2016. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

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
For the period ended June 30, 2017
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

The Company’s investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. The Company invests primarily in first and second lien senior secured loans and mezzanine debt issued by middle market companies. The Company defines middle market companies as those with annual revenues up to $1 billion. The Company also purchases interests in loans through secondary market transactions. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower, which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. The Company may invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles (“Collateralized Securities” or "CLOs"). Structurally, CLOs are entities that are formed to manage a portfolio of senior secured loans made to companies whose debt is rated below investment grade or, in limited circumstances, unrated. The senior secured loans within these Collateralized Securities meet specified credit and diversity criteria and are subject to concentration limitations in order to create a diverse investment portfolio. In most cases, companies to whom we provide customized financing solutions will be privately held at the time the Company invests in them.

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

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. In order to allow for associated processing time needed, the transfer agent for the Company accepted subscriptions in good order dated on or before April 30, 2015 and received no later than June 30, 2015. As of June 30, 2017, the Company had issued 193.1 million shares of common stock for gross proceeds of $2.1 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of June 30, 2017, the Company had repurchased a cumulative 12.6 million shares of common stock through its share repurchase program for payments of $114.3 million.

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

The Company is permitted to borrow money from time to time within the levels permitted by the 1940 Act (which generally allows it to incur leverage for up to one half of its total assets). The Company has used, and expects to continue to use, its credit facilities and other borrowings, along with proceeds from the rotation of its portfolio and proceeds from private securities offerings to finance its investment objectives.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2017
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Company is an investment company and follows accounting and reporting guidance in Accounting Standards Codification ("ASC") Topic 946 - Financial Services - Investment Companies ("ASC 946").

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

Consolidation

As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than a substantially wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's substantially wholly-owned subsidiaries in its consolidated financial statements.

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
For the period ended June 30, 2017
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

With respect to investments for which market quotations are not readily available, the Adviser undertakes a multi-step valuation process each quarter, as described below:

•
Each portfolio company or investment will be valued by the Adviser, with assistance from one or more independent valuation firms engaged by our board of directors or as noted below, with respect to investments in an investment fund;

•	The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and

•	The board of directors determines the fair value of each investment, in good faith, based on the input of the Adviser and independent valuation firm (to the extent applicable).

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, any person “who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company”. Consistent with the 1940 Act, “Affiliated Investments” are defined as those investments in companies in which the Company owns between 5% or more of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments.

Where appropriate, prior period consolidated financial statements may have been reclassified to disclose the Company's Control Investments and Affiliate Investments as defined above. In addition, prior period consolidated financial statements may have been reclassified to present investment industry classifications in a consistent manner with the current year.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2017
(Unaudited)

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

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. As of June 30, 2017 and December 31, 2016, the Company did not incur any offering costs.

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

Distributions

The Company’s board of directors has authorized, and has declared, cash distributions payable on a monthly basis to stockholders of record on each day since it commenced operations. From November 2013 until July 2017, the distribution rate has been $0.002378082 per day, which is equivalent to $0.868 per annum, per share of common stock, except for 2016 where the daily distribution rate was $0.002371585 per day to accurately reflect 2016 being a leap year. In July 2017, the board of directors reduced the distribution rate with respect to the Company's cash distributions to $0.001780822 per day, which is equivalent to $0.65 annually, per share of common stock.

The amount of each such distribution is subject to the discretion of the board of directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the month using record and declaration dates and accrue distributions on the date the Company accepts a subscription for shares of the Company’s common stock. The distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. From time to time, the Company may also pay interim distributions, including capital gains distributions, at the discretion of the Company’s board of directors. The Company’s distributions may exceed earnings, especially during the period before it has substantially invested the proceeds from the offering. As a result, a portion of the distributions made by the Company may represent a return of capital for U.S. federal income tax purposes. A return of capital is a return of each stockholder’s investment rather than earnings or gains derived from the Company’s investment activities.

The Company may fund cash distributions to stockholders from any sources of funds available to the Company, including advances from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. The Company has not established limits on the amount of funds it may use from available sources to make distributions. See Note 12 - Income Tax Information and Distributions to Stockholders for additional information.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2017
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

Non-accrual income

Investments may be placed on non-accrual status when principal or interest/dividend payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Accrued interest which may include un-capitalized PIK interest is generally reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate outcome. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.

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
For the period ended June 30, 2017
(Unaudited)

be subject to federal excise taxes of 4%. See Note 12 - Income Tax Information and Distributions to Stockholders for additional information.

New Accounting Pronouncements

In December 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-19, Technical Corrections and Improvements. As part of this guidance, ASU 2016-19 amends FASB ASC 820 to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. ASU 2016-19 is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. The Company has evaluated the impact of ASU 2016-19 on its consolidated financial statements and disclosures and determined that the adoption of ASU 2016-19 has not had a material impact on its consolidated financial statements.

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

In October 2016, the U.S. Securities and Exchange Commission adopted new rules and amended rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. The application of this guidance does not have a material impact on the Company's consolidated financial statements.

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

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606 "Identifying Performance Obligations and Licensing"),” which amends the criteria for revenue recognition where an entity enters into contracts with customers to transfer goods or services or where there is a transfer of non-financial assets. Under ASU 2016-10, an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2016-10 will be effective for annual and interim reporting periods beginning after December 15, 2017. The Company does not believe that the adoption of ASU 2016-10 will have a material impact on the Company’s consolidated financial statements.

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
For the period ended June 30, 2017
(Unaudited)

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

All of the Company’s investment portfolio at June 30, 2017 was comprised of debt and equity instruments for which Level 1 inputs, such as quoted prices, were not available. Therefore, at June 30, 2017, the investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at June 30, 2017 may differ materially from values that would have been used had a ready market for the securities existed.

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
For the period ended June 30, 2017
(Unaudited)
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

The following table presents fair value measurements of investments, by major class, as of June 30, 2017, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$173,391	$1,515,021	$—	$1,688,412
Senior Secured Second Lien Debt	—	42,562	242,200	—	284,762
Subordinated Debt	—	10,375	64,487	—	74,862
Collateralized Securities	—	—	188,291	—	188,291
Equity/Other	—	7,292	88,840	109,840	205,972
Total	$—	$233,620	$2,098,839	$109,840	$2,442,299
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
For the period ended June 30, 2017
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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2017:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2016	$916,099	$205,051	$80,540	$249,582	$56,794	$1,508,066
Net change in unrealized appreciation (depreciation) on investments	(21,719)	469	(1,429)	(10,603)	6,463	(26,819)
Purchases and other adjustments to cost	340,327	45,827	1,854	80	26,113	414,201
Sales and redemptions	(170,514)	(46,105)	(17,463)	(51,717)	(534)	(286,333)
Net realized gains (losses)	1,290	579	985	949	4	3,807
Transfers in	449,538	36,379	—	—	—	485,917
Transfers out	—	—	—	—	—	—
Balance as of June 30, 2017	$1,515,021	$242,200	$64,487	$188,291	$88,840	$2,098,839
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation (depreciation):	$(21,717)	$876	$(918)	$(9,667)	$6,463	$(24,963)

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

For the six months ended June 30, 2017, there were no transfers out of Level 1 to Level 2 and Level 3 to Level 2. For the six months ended June 30, 2017, thirty seven companies were transferred out of Level 2 to Level 3.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2017
(Unaudited)

Transfers during the period were due to changes in management's assessment of liquidity in the underlying positions.
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

The composition of the Company’s investments as of June 30, 2017, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,777,310	$1,688,412	69.1%
Senior Secured Second Lien Debt	285,156	284,762	11.7
Subordinated Debt	76,432	74,862	3.1
Collateralized Securities	224,089	188,291	7.7
Equity/Other	184,254	205,972	8.4
Total	$2,547,241	$2,442,299	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2017
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

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of June 30, 2017. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$1,281,593	Yield Analysis	Market Yield	5.25%	35.00%	10.08%
Senior Secured First Lien Debt (c)	$11,294	Joint Venture/Merger Strategy	EBITDA Multiple	5.25x	5.75x	N/A
Senior Secured Second Lien Debt (d)	$236,918	Yield Analysis	Market Yield	9.94%	15.00%	11.52%
Subordinated Debt (e)	$64,019	Yield Analysis	Market Yield	13.00%	17.00%	14.51%
Collateralized Securities	$188,291	Discounted Cash Flow	Discount Rate	12.00%	27.50%	17.43%
Equity/Other (f)	$38,885	Market Multiple Analysis	EBITDA Multiple	1.60x	22.40x	11.18x
______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)
Refer to note (c) below for one senior secured first lien debt investment valued using an alternative technique. The remaining $222.1 million of senior secured first lien debt were valued at their respective acquisition prices as the investments closed near period end.

(c)	Weighted average not applicable as this asset category contains one investment.

(d)	The remaining $5.3 million of senior secured second lien debt were valued based on their respective acquisition prices as the investments closed near year end.

(e)	The remaining $0.5 million of subordinated debt were valued based on a Monte-Carlo simulation.

(f)
The remaining $49.9 million of equity/other investments consisted of $49.6 million which were valued with consideration of their respective appraisal value, $0.1 million which were valued at their respective acquisition prices as the investment closed in the current period, and $0.2 million which were based on a Monte-Carlo simulation.

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2017
(Unaudited)

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2016. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$823,974	Yield Analysis	Market Yield	6.00%	27.00%	10.88%
Senior Secured First Lien Debt (c)	$19,708	Joint Venture/Merger Strategy	EBITDA Multiple	6.75x	7.50x	N/A
Senior Secured Second Lien Debt	$205,051	Yield Analysis	Market Yield	10.60%	13.60%	11.91%
Subordinated Debt (d)	$78,808	Yield Analysis	Market Yield	12.25%	17.25%	14.11%
Collateralized Securities	$249,582	Discounted Cash Flow	Discount Rate	7.54%	45.06%	19.84%
Equity/Other (e)	$10,279	Market Multiple Analysis	EBITDA Multiple	2.40x	11.20x	7.00x
______________

(a)	Weighted averages are calculated based on fair value of investments.

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

As of June 30, 2017, the Company had seven portfolio companies, which represented thirteen portfolio investments, on non-accrual status with a total principal amount of $140.2 million, amortized cost of $131.4 million, and fair value of $61.6 million, which represented 5.1%, 5.2% and 2.5% of the investment portfolio total principal, amortized cost and fair value, respectively. As of December 31, 2016, the Company had six portfolio companies, which represented eight portfolio investments, on non-accrual status with a total principal amount of $136.2 million, amortized cost of $127.6 million, and fair value of $51.2 million which represented 5.0%, 5.1% and 2.1% of the investment portfolio total principal, amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in the consolidated financial statements included in this report for additional details regarding the Company’s non-accrual policy.

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
For the period ended June 30, 2017
(Unaudited)

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2017
(Unaudited)

Administration Agreement

In connection with the closing of the Transaction, the Company terminated the previous administration agreement and entered into a new administration agreement with BSP on November 1, 2016. In connection with the New Administration Agreement, BSP provides the Company with office facilities and administrative services.

Co-Investment Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. The SEC staff has granted the Company exemptive relief that allows it to enter into certain negotiated co-investment transactions alongside with other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with its investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, the Company is permitted to co-invest with its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of its eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and our stockholders and do not involve overreaching in respect of the Company or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies.

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

Due (to)/from affiliate

As of June 30, 2017 and December 31, 2016, there were no amounts due (to)/from affiliate.

Other Affiliated Parties

The Adviser is the investment adviser of BDCA. The Adviser is an affiliate of BSP, an SEC registered investment adviser. The Adviser and BSP are under common control. The Adviser is affiliated and under common control with Providence Equity Capital Markets L.L.C. (“PECM”), an SEC registered investment adviser on the BSP platform. The Adviser is affiliated and under common control with Providence Equity Partners L.L.C. (“PEP”), an SEC registered investment adviser. PEP is a global private equity investment adviser and maintains an information barrier between itself and the Adviser, BSP and PECM. BSP, the Adviser, PECM, and PEP’s respective Form ADV’s are publicly available for review on the SEC Investment Adviser Public Disclosure website.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2017
(Unaudited)

Note 5 — Borrowings

Wells Fargo Credit Facility

On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank as collateral agent, account bank and collateral custodian (the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility, which was subsequently amended on April 26, 2013, September 9, 2013, June 30, 2014, May 29, 2015, November 4, 2015, and May 18, 2017 provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis.

The Wells Fargo Credit Facility is priced at the one-month maturity London Interbank Offered Rate (“LIBOR”), with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I is subject to a non-usage fee to the extent the aggregate principal amount available under the Wells Fargo Credit Facility has not been borrowed. The non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeds 25%.

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

Deutsche Bank Credit Facility

On February 21, 2014, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, 2L Funding I, entered into the credit facility with Deutsche Bank (the “Deutsche Bank Credit Facility”) as lender and as administrative agent and U.S. Bank as collateral agent and collateral custodian. The Deutsche Bank Credit Facility was amended on February 19, 2016, and it was terminated in accordance with its terms on June 3, 2016.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2017
(Unaudited)

Citi Credit Facility

On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into a credit facility with Citi (the “Citi Credit Facility”) as administrative agent and U.S. Bank as collateral agent, account bank and collateral custodian. The Citi Credit Facility, which was subsequently amended on October 14, 2015, provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility. The Citi Credit Facility was amended on June 22, 2017 to extend the investment period for an additional three months to September 30, 2017. The Citi Credit Facility has a maturity date of June 27, 2018.

The Citi Credit Facility is priced at three month LIBOR, with no LIBOR floor, plus a spread of 1.70% per annum for the first twenty-four months and 2.00% per annum thereafter. Interest is payable quarterly in arrears. CB Funding is subject to a non-usage fee to the extent the aggregate principal amount available under the Citi Credit Facility has not been borrowed. Any amounts borrowed under the Citi Credit Facility along with any accrued and unpaid interest thereunder will mature, and will be due and payable, in three years.

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
For the period ended June 30, 2017
(Unaudited)

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

As of June 30, 2017, the Company had borrowings of $34.0 million and additional borrowing capacity of $0.9 million under the JPMC PB Account. For the six months ended June 30, 2017, the Company incurred approximately $0.03 million of interest expense as calculated using the cost of borrow noted above.

The weighted average annualized interest cost for all borrowings for the six months ended June 30, 2017 and June 30, 2016 was 3.85% and 3.48%, respectively. The average daily debt outstanding for the six months ended June 30, 2017 and June 30, 2016 was $942.3 million and $887.2 million, respectively. The maximum debt outstanding for the six months ended June 30, 2017 and June 30, 2016 was $1.0 billion and $977.9 million, respectively.

The following table represents borrowings as of June 30, 2017:

	Level	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Balance Sheet
Wells Fargo Credit Facility	3	5/18/2022	$400,000	$327,152	$(7,024)	$320,128
Citi Credit Facility	3	6/27/2018	400,000	316,003	(731)	315,272
UBS Credit Facility	3	4/7/2018	232,500	232,500	(317)	232,183
Unsecured Notes	3	9/1/2020	100,000	98,999	(398)	98,601
JPMC PB Account	n/a	n/a	34,860	34,004	—	34,004
Totals			$1,167,360	$1,008,658	$(8,470)	$1,000,188

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2017
(Unaudited)

The following table represents borrowings as of December 31, 2016:

	Level	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Balance Sheet
Wells Fargo Credit Facility	3	5/29/2020	$400,000	$298,152	$(2,939)	$295,213
Citi Credit Facility	3	6/27/2018	400,000	286,003	(1,097)	284,906
UBS Credit Facility	3	4/7/2018	232,500	232,500	(517)	231,983
Unsecured Notes	3	9/1/2020	100,000	98,842	(460)	98,382
Totals			$1,132,500	$915,497	$(5,013)	$910,484

The following table represents interest and debt fees for the three and six months ended June 30, 2017:

	Three months ended June 30, 2017					Six months ended June 30, 2017
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (3)	Other Fees (4)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (3)	Other Fees (4)
Wells Fargo Credit Facility	(1)	(2)	$2,860	$285	$265	(1)	(2)	$5,228	$498	$503
Citi Credit Facility	L+1.70%	0.50%	2,264	184	124	L+1.70%	0.50%	4,295	367	264
UBS Credit Facility	L+4.05%	n/a	3,054	103	32	L+4.05%	n/a	5,985	205	55
Unsecured Notes	6.00%	n/a	1,579	31	—	6.00%	n/a	3,156	62	7
JPMC PB Account	L+0.90%	n/a	29	—	—	L+0.90%	n/a	35	—	—
Totals			$9,786	$603	$421			$18,699	$1,132	$829
_________________
(1) Interest rate is priced at one month's LIBOR with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum, depending on the composition of the portfolio of loans owned.
(2) The non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the unused balance that exceeds 25%.
(3) Amortization of deferred financing costs.
(4) Includes non-usage fees, custody fees and trustee fees.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2017
(Unaudited)

The following table represents interest and debt fees for the three and six months ended June 30, 2016:

	Three months ended June 30, 2016					Six months ended June 30, 2016
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (5)	Other Fees (6)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (5)	Other Fees (6)
Wells Fargo Credit Facility	(1)	(2)	$1,999	$215	$316	(1)	(2)	$3,871	$647	$586
Deutsche Bank Credit Facility	L+4.25%	(3) (4)	351	330	50	L+4.25%	(3)	679	412	294
Citi Credit Facility	L+2.00%	0.50%	1,637	184	159	L+2.00%	0.50%	3,214	516	322
UBS Credit Facility	L+4.05%	n/a	2,479	79	14	L+4.05%	n/a	4,871	95	14
Unsecured Notes	6.00%	n/a	1,595	32	n/a	6.00%	n/a	3,191	63	n/a
Totals			$8,061	$840	$539			$15,826	$1,733	$1,216
_________________
(1) Interest rate is priced at one month's LIBOR with no LIBOR floor, plus a spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of loans owned.
(2) The non-usage fee per annum for the first six months is 0.50%; thereafter, 0.50% for the first 20% of the unused balance and 2.0% for the unused balance that exceeds 20%.
(3) The undrawn rate is 0.75% per annum based on average undrawn amount. The Facility is subject to minimum utilization of 82.5% of the loan amount measured quarterly. If the utilized portion of the loan amount is less than the foregoing, such thresholds bears interest at LIBOR + 4.25%.
(4) On June 3, 2016, the Deutsche Bank Credit Facility was repaid and terminated.
(5) Amortization of deferred financing costs.
(6) Includes non-usage fees and custody fees.

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates and accounts payable approximate their carrying value on the accompanying statements of assets and liabilities due to their short-term nature. The fair value of the Company's Unsecured Notes is derived from the closing market price from Bloomberg Finance L.P. at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017, the carrying amount of our borrowings under the Facilities approximated their fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings under the Facilities are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2017 and December 31, 2016, the Facilities would be deemed to be Level 3, as defined in Note 3.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2017
(Unaudited)

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below (amounts in thousands):

	Level	Carrying Amount at June 30, 2017	Fair Value at June 30, 2017
Wells Fargo Credit Facility	3	$327,152	$327,152
Citi Credit Facility	3	316,003	316,003
UBS Credit Facility	3	232,500	232,500
Unsecured Notes	3	98,999	99,124
JPMC PB Account	n/a	34,004	34,004
		$1,008,658	$1,008,783

	Level	Carrying Amount at December 31, 2016	Fair Value at December 31, 2016
Wells Fargo Credit Facility	3	$298,152	$298,152
Citi Credit Facility	3	286,003	286,003
UBS Credit Facility	3	232,500	232,500
Unsecured Notes	3	98,842	98,125
		$915,497	$914,780

Note 6 — Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2017, the Company had unfunded commitments on delayed draw term loans of $34.0 million, unfunded commitments on revolver term loans of $26.7 million and unfunded equity capital commitments of $6.0 million. As of December 31, 2016, the Company had unfunded commitments on delayed draw term loans of $35.7 million, unfunded commitments on revolver term loans of $24.7 million and unfunded equity capital commitments of $9.4 million. The unfunded commitments are disclosed in the Company's consolidated schedule of investments. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.

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
For the period ended June 30, 2017
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

Note 8 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through June 30, 2017, the Company sold 193.1 million shares of common stock for gross proceeds of $2.1 billion, including shares purchased by an affiliate of BSP and shares issued under the DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company is no longer issuing new shares except for DRIP shares. As of June 30, 2017, the Company had repurchased 12.6 million shares of common stock through its share repurchase program for payments of $114.3 million.

The following table reflects the common stock activity for the six months ended June 30, 2017 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	3,475,881	29,834
Share Repurchases	(103,191)	(868)
	3,372,690	$28,966

The following table reflects the common stock activity for the year ended December 31, 2016 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	1,165,501	$10,000
Shares Issued through DRIP	6,591,972	58,424
Share Repurchases	(9,778,710)	(85,844)
	(2,021,237)	$(17,420)

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2017
(Unaudited)

Note 9 — Share Repurchase Program

The Company intends to conduct semi-annual tender offers pursuant to its share repurchase program (“SRP”). The Company’s board of directors considers the following factors in making its determination regarding whether to cause the Company to offer to repurchase shares and under what terms:

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
•the condition of the securities markets.

On March 8, 2016, the Company's board of directors amended the Company's SRP. The Company intends to conduct tender offers on a semi-annual basis, instead of on a quarterly basis as was done previously. The Company intends to continue to limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% at each semi-annual tender offer. In addition, in the event of a stockholder’s death or disability, any repurchases of shares made in connection with a stockholder’s death or disability may be included within the overall limitation imposed on tender offers during the relevant redemption period, which provides that the Company may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period. The Company's three most recent tender offers were oversubscribed.

Quarterly Offer Date	Repurchase Date	Shares Tendered	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
September 12, 2012	October 8, 2012	—	—	$9.71	$—
December 13, 2012	January 15, 2013	46,975	10,732	$9.90	$106.22
March 27, 2013	April 25, 2013	29,625	29,625	$10.18	$301.58
July 15, 2013	August 13, 2013	30,365	30,365	$10.18	$308.97
October 22, 2013	November 21, 2013	55,255	55,255	$10.36	$572.44
February 4, 2014	March 6, 2014	68,969	68,969	$10.36	$714.52
June 6, 2014	July 11, 2014	117,425	117,425	$10.36	$1,216.38
August 7, 2014	September 10, 2014	111,854	111,854	$10.36	$1,158.80
December 19, 2014	January 23, 2015	313,101	313,101	$10.36	$3,243.73
March 16, 2015	April 15, 2015	162,688	162,688	$10.36	$1,685.45
June 26, 2015	July 31, 2015	533,527	533,527	$9.72	$5,185.88
September 18, 2015	October 20, 2015	728,874	728,874	$9.53	$6,946.17
December 23, 2015	January 25, 2016	7,375,871	3,053,869	$9.22	$28,156.67
July 26, 2016	December 31, 2016	17,004,354	6,715,864	$8.58	$57,622.10
June 8, 2017	July 6, 2017	11,747,753	3,433,482	$8.52	$28,576.26

Share amounts in the table above represent amounts filed in the tender offer.

Through June 30, 2017, the Company had repurchased an aggregate of 12.6 million shares of common stock for payments of $114.3 million. As of December 31, 2016, the Company had repurchased 12.5 million shares of common stock for payments of $113.4 million. Amounts include additional shares tendered for death and disability as permitted.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2017
(Unaudited)

Note 10 — Net Increase in Net Assets

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of June 30, 2017 and December 31, 2016.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended June 30, 2017 and June 30, 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Basic and diluted
Net increase in net assets from operations	$14,714	$34,947	$34,081	$55,232
Weighted average common shares outstanding	179,880,734	178,671,810	179,052,951	178,874,087
Net increase in net assets resulting from operations per share	$0.08	$0.20	$0.19	$0.31

The table below shows changes in the Company's offering price and distribution rates since the commencement of the Company's public offering through June 30, 2017.

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

Note 11 — Distributions

The Company’s board of directors has authorized, and has declared, cash distributions payable on a monthly basis to stockholders of record on each day since it commenced operations. From November 2013 until July 2017, the distribution rate has been $0.002378082 per day, which is equivalent to $0.868 per annum, per share of common stock, except for 2016 where the daily distribution rate was $0.002371585 per day to accurately reflect 2016 being a leap year. In July 2017, the board of directors reduced the distribution rate with respect to the Company's cash distributions to $0.001780822 per day, which is equivalent to $0.65 annually, per share of common stock.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2017
(Unaudited)

The amount of each such distribution is subject to the discretion of the board of directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the month using record and declaration dates and accrue distributions on the date the Company accepts a subscription for shares of the Company’s common stock. The distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.

From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO and Follow-on. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of June 30, 2017, the Company had accrued $12.9 million in stockholder distributions that were unpaid. As of December 31, 2016, the Company had accrued $13.5 million in stockholder distributions that were unpaid.

The table below reflects the cash distributions per share that we have paid on our common stock since January 2016.

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2016:
January 31, 2016	February 3, 2016	$0.07	$8,922	$4,298	$13,220
February 28, 2016	March 1, 2016	0.07	7,014	5,333	12,347
March 31, 2016	April 1, 2016	0.07	7,363	5,718	13,081
April 30, 2016	May 2, 2016	0.07	12,708	(2)	12,706
May 31, 2016	June 2, 2016	0.07	7,582	5,539	13,121
June 30, 2016	July 1, 2016	0.07	7,438	5,304	12,742
July 31, 2016	August 1, 2016	0.07	7,789	5,421	13,210
August 31, 2016	September 1, 2016	0.07	7,908	5,351	13,259
September 30, 2016	October 3, 2016	0.07	7,745	5,127	12,872
October 31, 2016	November 1, 2016	0.07	8,067	5,273	13,340
November 30, 2016	December 1, 2016	0.07	7,947	5,073	13,020
December 31, 2016	January 3, 2017	0.07	8,311	5,205	13,516
			$98,794	$57,640	$156,434
2017:
January 31, 2017	February 3, 2017	$0.07	$7,983	$5,081	$13,064
February 28, 2017	March 1, 2017	0.07	7,250	4,612	11,862
March 31, 2017	April 3, 2017	0.07	8,135	5,060	13,195
April 30, 2017	May 1, 2017	0.07	7,942	4,881	12,823
May 31, 2017	June 1, 2017	0.07	8,270	4,995	13,265
June 30, 2017	July 3, 2017	0.07	8,064	4,813	12,877
July 31, 2017	August 1, 2017	0.06	6,308	3,695	10,003
			$53,952	$33,137	$87,089
			$152,746	$90,777	$243,523

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
For the period ended June 30, 2017
(Unaudited)

Note 12 — Income Tax Information and Distributions to Stockholders

The Company has elected to be treated for federal income tax purposes as a RIC under the Code. Generally, a RIC is exempt from federal income taxes if it meets, certain quarterly asset diversification requirements, annual income tests, and distributes to stockholders its ‘‘investment company taxable income,’’ as defined in the Code, each taxable year. Distributions declared prior to the filing of the previous year's tax return and paid up to one year after the previous tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its RIC status each year. The Company may also be subject to federal excise taxes of 4% of undistributed taxable income.

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

As of June 30, 2017, the Company had a gross deferred tax asset of $2.5 million and a deferred tax liability of $(3.4) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $2.5 million. As of December 31, 2016, the Company had a gross deferred tax asset of $2.3 million and a deferred tax liability of $(2.6) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $2.2 million.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2017
(Unaudited)

Note 13 — Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2017 and June 30, 2016:

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2017	2016
Per share data:
Net asset value, beginning of period	$8.62	$8.97

Results of operations (1) Net investment income	0.30	0.34
Net realized and unrealized gain (loss) on investments, net of deferred taxes	(0.11)	(0.03)
Net increase in net assets resulting from operations	0.19	0.31

Stockholder distributions (2) Distributions	(0.43)	(0.43)
Net decrease in net assets resulting from stockholder distributions	(0.43)	(0.43)

Capital share transactions Issuance of common stock (3)	—	(0.01)
Repurchases of common stock	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	(0.01)
Net asset value, end of period	$8.38	$8.84
Shares outstanding at end of period	180,493,481	179,089,123
Total return (4)	2.20%	3.51%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$1,516,005	$1,586,505
Ratio of net investment income to average net assets (6)(7)	7.83%	7.70%
Ratio of total expenses to average net assets (6)(7)	6.95%	6.70%
Portfolio turnover rate (5)	19.92%	14.06%
______________

(1)	Per share data was derived by using the weighted average shares outstanding during the period.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock mainly from the Company's DRIP.

(4)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Not annualized.

(6)	Ratios are annualized, except for incentive fees.

(7)	There were no offering costs incurred during the period.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2017
(Unaudited)

Note 14 – Schedules of Investments and Advances to Affiliates

The following table presents the Schedule of Investments and Advances to Affiliates as of June 30, 2017:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2016	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at June 30, 2017
Control Investments
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (4)	Senior Secured First Lien Debt	$—	$19,708	$—	$—	$—	$(8,414)	$11,294
Kahala Ireland OpCo Designated Activity Company (3)	Senior Secured First Lien Debt	9,770	149,409	122	—	—	—	149,531
Kahala Ireland OpCo Designated Activity Company - Common Equity (3)	Equity/Other	—	8,180	—	—	—	2,646	10,826
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (3)	Equity/Other	—	3,250	—	(62)	—	62	3,250
Kahala US OpCo LLC (3)	Senior Secured First Lien Debt	120	2,690		(2,690)	—	—	—
Kahala US OpCo LLC - Class A Preferred Units (3)	Equity/Other	—	4,000	—	(31)	—	444	4,413
Park Ave RE Holdings, LLC (2)	Subordinated Debt	2,431	37,192		—	—	—	37,192
Park Ave RE Holdings, LLC (2) - Common Shares	Equity/Other	—	6,564	—		—	672	7,236
Park Ave RE Holdings, LLC (2) - Preferred Shares	Equity/Other	946	23,645	—	—	—	—	23,645
Total Control Investments		$13,267	$254,638	$122	$(2,783)	$—	$(4,590)	$247,387

Affiliate Investments
Answers Corporation	Senior Secured First Lien Debt	$44	$—	$2,958	$(8)	$—	$41	2,991
Answers Corporation	Senior Secured First Lien Debt	(1)	—	17,064	(15,365)	(18,223)	16,524	—
Answers Corporation	Senior Secured First Lien Debt	1	—	2,954	(2,954)		—	—
Answers Corporation	Senior Secured Second Lien Debt	125	—	4,038	(12)	2	530	4,558
Answers Corporation	Equity/Other	—	—	11,362	—	—	2,511	13,873
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	240	16,772	—	(2,843)	—	564	14,493
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	3	8,868	—	(1,189)	—	(1,522)	6,157
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	191	11,593	—	(1,078)	—	(1,470)	9,045
Danish CRJ LTD.	Senior Secured First Lien Debt	—	20	—	(7)	—	7	20
Danish CRJ LTD.	Equity/Other	—	407	—	—	—	(153)	254
Fifth Street Senior Loan Fund LLC 2015-1A Class F	Collateralized Securities	540	8,455	80	—	—	77	8,612
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes	Collateralized Securities	1,293	20,579	—	(967)	—	(2,759)	16,853
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	(103)	16,101	—	(2,109)	—	(2,385)	11,607
MidOcean Credit CLO II, LLC Income Notes	Collateralized Securities	1,022	22,419	—	(1,272)	—	(1,523)	19,624

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2017
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2016	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at June 30, 2017
MidOcean Credit CLO III, LLC Subordinated Notes	Collateralized Securities	732	23,341	—	(1,852)	—	(1,312)	20,177
MidOcean Credit CLO IV, LLC Income Notes	Collateralized Securities	608	15,505	—	(845)	—	(1,933)	12,727
NMFC Senior Loan Program I, LLC	Equity/Other	3,599	47,057	—	—	—	3,312	50,369
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	2,529	24,491	—	(970)	—	2,620	26,141
Ocean Trails CLO V, LTD.	Collateralized Securities	49	29,144	—	(29,128)	906	(922)	—
OFSI Fund VI, Ltd. Subordinated Notes	Collateralized Securities	1,487	17,354	—	(2,395)	—	630	15,589
PennantPark Credit Opportunities Fund II, LP	Equity/Other	350	9,788	—	(2,691)	10	118	7,225
Related Fee Agreements (5)	Collateralized Securities	488	9,647	—	(2,515)	42	(833)	6,341
South Grand MM CLO I, LLC	Equity/Other	1,144	28,382	—	—	—	109	28,491
Silver Spring CLO, Ltd. Subordinated Notes	Collateralized Securities	94	12,007	—	(2,381)	—	1,777	11,403
Squan Holding Corp.	Senior Secured First Lien Debt	799	6,895	533	(139)	42	(523)	6,808
Twentyeighty, Inc. - First Lien Debt (TLA 3/20)	Senior Secured First Lien Debt	163	—	2,285	—	—	418	2,703
Twentyeighty, Inc. - First Lien Debt (TLB 3/20)	Senior Secured First Lien Debt	401	—	4,041	—	—	(93)	3,948
Twentyeighty, Inc. - First Lien Debt (TLC 3/20)	Senior Secured First Lien Debt	380	—	3,673	—	—	(644)	3,029
Twentyeighty, Inc. - Class A Common Equity (e)	Equity/Other	1	—	—	—	—	—	—
THL Credit Greenway Fund II LLC	Equity/Other	584	12,850	—	(184)	—	377	13,043
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	178	12,563	—	(2,049)	—	(1,529)	8,985
Total Affiliate Investments		$16,941	$354,238	$48,988	$(72,953)	$(17,221)	$12,014	$325,066
Total Control & Affiliate Investments		$30,208	$608,876	$49,110	$(75,736)	$(17,221)	$7,424	$572,453
______________________________________________________
*     Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**     Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(1)	The principal amount and ownership detail are shown in the consolidated schedules of investments.

(2)	This investment was not deemed significant under SEC Rule 4-08(g) as of June 30, 2017.

(3)	This investment was not deemed significant under SEC Rule 4-08(g) as of June 30, 2017.

(4)	This investment was not deemed significant under SEC Rule 4-08(g) as of June 30, 2017.

(5)	Not all Related Fee Agreements shown on the consolidated schedules of investments are Affiliated Investments.

(6)	Gross of deferred taxes.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2017
(Unaudited)

The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2016:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2015	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at December 31, 2016
Control Investments
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (4)	Senior Secured First Lien Debt	$713	$29,731	$8,933	$—	$—	$(18,956)	$19,708
Capstone Nutrition Common Stock (fka Integrity Nutraceuticals, Inc.) (4)	Equity/Other	—	—	—	—	—	—	—
Capstone Nutrition Class B and C Common Stock (fka Integrity Nutraceuticals, Inc.) (4)	Equity/Other	—	—	—	—	—	—	—
Kahala Ireland OpCo Designated Activity Company (3)	Senior Secured First Lien Debt	21,354	170,281	5,828	(26,700)	—	—	149,409
Kahala Ireland OpCo Designated Activity Company - Common Equity (3)	Equity/Other	—	29,428	—	—	—	(21,248)	8,180
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (3)	Equity/Other	—	3,250	—	(166)	—	166	3,250
Kahala US OpCo LLC	Senior Secured First Lien Debt	354	2,604	86	—	—	—	2,690
Kahala US OpCo LLC - Class A Preferred Units	Equity/Other	1	4,136	—	(250)	—	114	4,000
Park Ave RE Holdings, LLC (2)	Subordinated Debt	4,750	35,192	2,000	—	—	—	37,192
Park Ave RE Holdings, LLC (2) - Common Shares	Equity/Other	—	8,115	—	(587)	—	(964)	6,564
Park Ave RE Holdings, LLC (2) - Preferred Shares	Equity/Other	2,010	23,645	—	—	—	—	23,645
Total Control Investments		$29,182	$306,382	$16,847	$(27,703)	$—	$(40,888)	$254,638

Affiliate Investments
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	$1,938	$19,169	$—	$(5,485)	$—	$3,088	$16,772
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	981	11,114	—	(4,642)	—	2,396	8,868
CVP Cascade CLO-2, LTD. Subordinated Notes	Collateralized Securities	860	12,216	—	(5,349)	—	4,726	11,593
Danish CRJ LTD.	Senior Secured First Lien Debt	—	20	—	(13)	—	13	20
Danish CRJ LTD.	Equity/Other	—	1,034	—	—	—	(627)	407
Fifth Street Senior Loan Fund LLC 2015-1A Class F	Collateralized Securities	1,054	8,523	162	—	—	(230)	8,455
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes	Collateralized Securities	2,919	23,566	—	(4,660)	—	1,673	20,579
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	1,199	16,112	—	(4,518)	—	4,507	16,101
MidOcean Credit CLO II, LLC	Collateralized Securities	2,463	23,603	—	(4,627)	—	3,443	22,419
MidOcean Credit CLO III, LLC	Collateralized Securities	3,516	23,748	—	(5,133)	—	4,726	23,341
MidOcean Credit CLO IV, LLC	Collateralized Securities	2,456	14,212	—	(2,488)	—	3,781	15,505
NMFC Senior Loan Program I, LLC	Equity/Other	7,466	45,994	—	—	—	1,063	47,057
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	5,109	24,461	—	(3,405)	—	3,435	24,491
Ocean Trails CLO V, LTD.	Collateralized Securities	4,158	25,957	—	(3,266)	—	6,453	29,144
OFSI Fund VI, Ltd. Subordinated Notes	Collateralized Securities	2,577	20,205	—	(5,497)	—	2,646	17,354

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2017
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2015	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at December 31, 2016
PennantPark Credit Opportunities Fund II, LP	Equity/Other	650	9,082	2,691	(1,615)	180	(550)	9,788
Related Fee Agreements (5)	Collateralized Securities	1,434	11,679	—	(2,182)	—	150	9,647
South Grand MM CLO I, LLC	Equity/Other	2,234	29,155	—	—	—	(773)	28,382
Silver Spring CLO, Ltd.	Collateralized Securities	(229)	12,269	—	(3,609)	—	3,347	12,007
Squan Holding Corp.	Senior Secured First Lien Debt	—	—	20,421	(3,022)	(11,017)	513	6,895
Squan Holding Corp.	Senior Secured First Lien Debt	—	—	1,035	(1,045)	—	10	—
Squan Holding Corp. - Class A Common Stock	Equity/Other	—	—	—	—	(12)	12	—
Squan Holding Corp. - Series A Preferred Stock	Equity/Other	—	—	—	—	(1,139)	1,139	—
THL Credit Greenway Fund II LLC	Equity/Other	1,135	16,910	—	(2,912)	—	(1,148)	12,850
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	1,659	13,955	—	(5,781)	—	4,389	12,563
Total Affiliate Investments		$43,579	$362,984	$24,309	$(69,249)	$(11,988)	$48,182	$354,238
Total Control & Affiliate Investments		$72,761	$669,366	$41,156	$(96,952)	$(11,988)	$7,294	$608,876
______________________________________________________
*     Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
**     Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2017
(Unaudited)

DRIP Sales

From July 1, 2017 through the filing of this Form 10-Q, the Company issued 1.0 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $8.5 million.

Share Repurchase Program

On June 8, 2017, the Company offered to purchase no less than 3,300,000 and up to approximately 3,600,000 shares of its common stock pursuant to its SRP at a price equal to $8.52 per share. The offer expired on July 6, 2017 (the “Expiration Date”). On the Expiration Date, the Company purchased 3,433,482 shares of its common stock for aggregate consideration of $28.6 million pursuant to the limitations of the SRP as detailed in Note 9.

Dividend Declaration

On July 18, 2017, the Company announced that its board of directors declared monthly cash dividends payable in each of August, September, October and November 2017. These monthly dividends reflect an annualized distribution rate of $0.65 per share, a change from the prior annualized distribution rate of $0.87 per share.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our contractual arrangements and relationships with third parties;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	our repurchase of shares;

•	actual and potential conflicts of interest with our Adviser and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability to qualify and maintain our qualifications as a regulated investment company (“RIC”) and a business development company (“BDC”);

•	the timing, form and amount of any distributions;

•	the impact of fluctuations in interest rates on our business;

•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market;

•	the impact of changes to generally accepted accounting principles, and the impact to BDCA; and

•	the impact of changes to tax legislation and, generally, our tax position.

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

Overview

We are an externally managed, non-diversified closed-end management investment company incorporated in Maryland in May 2010 that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (“the 1940 Act”). In addition, we have elected to be treated for tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). Our investment activities are managed by the Adviser, a subsidiary of Benefit Street Partners L.L.C. (“BSP”) and supervised by our board of directors, a majority of whom are independent of the Adviser and its affiliates. As a BDC, we are required to comply with certain regulatory requirements.

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $10 million to $100 million, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of June 30, 2017, 80.8% of our portfolio was invested in senior secured loans.

Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. We may also invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles (“Collateralized Securities” or "CLO's").

Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At June 30, 2017:
Investment Portfolio:	$2,442.3
Net Assets attributable to Business Development Corporation of America:	1,512.9
Debt (net of deferred financing costs):	1,000.2
Net Asset Value per share:	8.38

Portfolio Activity for the Six Months Ended June 30, 2017:
Cost of investments purchased during period, including PIK:	544.3
Sales, repayments and other exits during the period:	481.7
Number of portfolio companies at end of period:	146

Operating results for the Six Months Ended June 30, 2017:
Net investment income per share:	0.30
Distributions declared per share:	0.43
Net increase in net assets resulting from operations per share:	0.19
Net investment income:	53.5
Net realized and unrealized loss on investments:	(19.4)
Net increase in net assets resulting from operations:	34.1

Portfolio and Investment Activity

During the the six months ended June 30, 2017, we made $540.7 million of investments in new and existing portfolio companies and had $481.7 million in aggregate amount of exits and repayments, resulting in net investments of $59.0 million for the period. The portfolio composition by loan market consisted of 76.3% Middle Market (1), 7.6% Large Corporate (2), and 16.1% Other (3) investments. In addition, the total portfolio of debt investments at fair value consisted of 91.1% bearing variable interest rates and 8.9% bearing fixed interest rates.
______________

(1) Middle market represents companies with annual revenues of less than $1 billion.
(2) Large corporate represents companies with annual revenues exceeding $1 billion.
(3) Other represents collateralized securities and equity investments.

Our portfolio composition, based on fair value at June 30, 2017 was as follows:

	June 30, 2017
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	69.1%	8.6%
Senior Secured Second Lien Debt	11.7	10.2
Subordinated Debt	3.1	13.6
Collateralized Securities (2)	7.7	8.5
Equity/Other	8.4	N/A
Total	100.0%	8.9%
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
______________

(1) Middle market represents companies with annual revenues of less than $1 billion.
(2) Large corporate represents companies with annual revenues exceeding $1 billion.
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

The weighted average risk ratings of our investments based on fair value was 2.24 and 2.18 as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, the Company had seven portfolio companies, which represented thirteen portfolio investments, on non-accrual status with a total principal amount of $140.2 million, amortized cost of $131.4 million, and fair value of $61.6 million, which represented 5.1%, 5.2% and 2.5% of the investment portfolio total principal, amortized cost and fair value, respectively. As of December 31, 2016, the Company had six portfolio companies, which represented eight portfolio investments, on non-accrual status with a total principal amount of $136.2 million, amortized cost of $127.6 million, and fair value of $51.2 million which represented 5.0%, 5.1% and 2.1% of the investment portfolio total principal, amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding the Company’s non-accrual policy.

RESULTS OF OPERATIONS

Operating results for the three and six months ended June 30, 2017 and June 30, 2016 was as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Total investment income	$56,261	$57,573	$112,932	$114,491
Total expenses	28,932	29,910	58,196	53,290
Income tax expense, including excise tax	635	—	1,270	—
Net investment loss attributable to non-controlling interests	4	4	6	11
Net investment income	$26,690	$27,659	$53,460	$61,190

 Investment Income

For the three and six months ended June 30, 2017, total investment income was $56.3 million and $112.9 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 8.9%. Included within total investment income was $3.4 million and $5.1 million, respectively, of fee income for the three and six months ended June 30, 2017. Fee income consists primarily of prepayment and amendment fees. For the three and six months ended June 30, 2016, total investment income was $57.6 million and $114.5 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.3 billion and a weighted average current yield of 9.7%. Included within total investment income was $2.2 million and $3.5 million, respectively, of fee income for the three and six months ended June 30, 2016. Fee income consists primarily of prepayment and amendment fees.

Operating Expenses

The composition of our operating expenses for the three and six months ended June 30, 2017 and June 30, 2016 was as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Management fees	$9,691	$9,593	$19,229	$19,006
Incentive fee on income	4,948	6,878	11,314	6,878
Interest and debt fees	10,810	9,440	20,660	18,775
Professional fees	1,344	1,460	2,824	2,780
Other general and administrative	1,720	2,133	3,346	5,014
Administrative services	203	203	406	453
Insurance	2	55	8	110
Directors' fees	214	148	409	274
Total operating expenses	$28,932	$29,910	$58,196	$53,290

For the three and six months ended June 30, 2017, we incurred $9.7 million and $19.2 million, respectively, of management fees, of which the Adviser did not waive any such fees. For the three and six months ended June 30, 2017, we incurred $4.9 million and $11.3 million, respectively, of incentive fees, of which the Adviser did not waive any such fees. For the three and six months ended June 30, 2016, we incurred $9.6 million and $19.0 million, respectively, of management fees, of which the Adviser did not waive any such fees. For the three and six months ended June 30, 2016, we incurred $6.9 million and $6.9 million, respectively, of incentive fees, of which the Adviser did not waive any such fees.

For the three and six months ended June 30, 2017, we incurred interest and debt fees of $10.8 million and $20.7 million, respectively. For the three and six months ended June 30, 2016, we incurred interest and debt fees of $9.4 million and $18.8 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, trustee fees, amortization of deferred financing costs and amortization of discount if applicable related to the Wells Fargo Credit Facility, Citi Credit Facility, UBS Credit Facility, Unsecured Notes and the JPMC PB Account. The increase in interest and debt fees for the three and six months ended June 30, 2017 as compared to the same periods in 2016 is a result of an increase in the average debt outstanding and an increase in amortization of deferred financing costs due to credit facility amendments.

Net Realized Gain and Net Change in Unrealized Appreciation (Depreciation) on Investments

Net realized gain and net change in unrealized appreciation (depreciation) on investments for the three and six months ended June 30, 2017 and June 30, 2016 were as follows (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net realized gain (loss) from investments
Control investments	$—	$—	$—	$—
Affiliate investments	(18,192)	—	(17,221)	180
Non-affiliate investments	(6,020)	1,207	(17,762)	2,224
Total net realized gain (loss) from investments	(24,212)	1,207	(34,983)	2,404
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	755	(8,498)	(5,196)	(1,995)
Affiliate investments	12,852	24,066	12,014	15,878
Non-affiliate investments	(1,275)	(10,171)	9,090	(22,929)
Total net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	12,332	5,397	15,908	(9,046)
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	(96)	684	(304)	684
Net realized and unrealized gain (loss) on investments	$(11,976)	$7,288	$(19,379)	$(5,958)

Net realized and unrealized gain (loss) on investments, net of deferred taxes, resulted in a net loss of $12.0 million and $19.4 million, respectively, for the three and six months ended June 30, 2017 compared to a net gain of $7.3 million and a net loss of $(6.0) million, respectively, for the same periods in 2016. We look at net realized gains (losses) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.

The net realized and unrealized loss for the three and six months ended June 30, 2017 was primarily driven by realized losses on multiple senior secured investments and unrealized depreciation on our Collateralized Securities. The net realized and unrealized gain (loss) for the three and six months ended June 30, 2016 was primarily driven by the unrealized appreciation on our Collateralized Securities.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2017, we recorded a net increase in net assets resulting from operations of $14.7 million and $34.1 million, respectively, versus a net increase in net assets resulting from operations of $34.9 million and $55.2 million, respectively, for the three and six months ended June 30, 2016. The decrease is primarily attributable to an increase in net realized and unrealized loss on investments. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2017, our per share net increase in net assets resulting from operations was $0.08 and $0.19, respectively, versus a net increase in net assets resulting from operations of $0.20 and $0.31, respectively, for the three and six months ended June 30, 2016.

Cash Flows

For the six months ended June 30, 2017, net cash used in operating activities was $28.9 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments. During the six months ended June 30, 2017, we used $28.9 million in operating activities, primarily as a result of purchases of investments of $540.7 million as well as an increase in receivable for unsettled trades of $22.5 million, partially offset by sales and repayments of investments of $481.7 million.

Net cash used in financing activities of $17.7 million during the six months ended June 30, 2017 primarily related to net repurchases of common stock of $57.6 million and payments of stockholder distributions of $47.9 million, partially offset by proceeds from the Wells Fargo Credit Facility, Citi Credit Facility and the JPMC PB Account of $93.0 million.

For the six months ended June 30, 2016, net cash provided by operating activities was $104.6 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments. The increase in cash flows used in operating activities for the six months ended June 30, 2016 was primarily due to $328.0 million in sales and repayments of investments, a net increase in net assets of $55.2 million and an increase in unsettled purchases of $46.6 million, offset by cash used in operating activities for purchases of $325.3 million.

Net cash used in financing activities of $5.4 million during the six months ended June 30, 2016 primarily related to net proceeds from the Wells Fargo Credit Facility, Citi Credit Facility and the UBS Credit Facility of $75.5 million. These inflows were partially offset by payments of stockholder distributions of $50.8 million and repurchases of common stock of $28.2 million.

Recent Developments

Distribution Reinvestment Plan ("DRIP") Sales

From July 1, 2017 through the filing of this Form 10-Q, we issued 1.0 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $8.5 million.

Share Repurchase Program

On June 8, 2017, we offered to purchase no less than 3,300,000 and up to approximately 3,600,000 shares of our common stock pursuant to our share repurchase program (“SRP”) at a price equal to $8.52 per share. The offer expired on July 6, 2017 (the “Expiration Date”). On the Expiration Date, we purchased 3,433,482 shares of our common stock for aggregate consideration of $28.6 million pursuant to the limitations of the SRP as detailed in Note 9 to the consolidated financial statements.

Dividend Declaration

On July 18, 2017, we announced that our board of directors declared monthly cash dividends payable in each of August, September, October and November 2017. These monthly dividends reflect an annualized distribution rate of $0.65 per share, a change from the prior annualized distribution rate of $0.87 per share.

Liquidity and Capital Resources

We generate cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of June 30, 2017, we had issued 193.1 million shares of our common stock for gross proceeds of $2.1 billion, including shares issued to the BSP affiliate and shares issued pursuant to the DRIP.

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

On March 8, 2016, our board of directors amended our share repurchase program. We intend to conduct tender offers on a semi-annual basis, instead of on a quarterly basis as was done previously. We intend to continue to limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% at each semi-annual tender offer. In addition, in the event of a stockholder’s death or disability, any repurchases of shares made in connection with a stockholder’s death or disability may be included within the overall limitation imposed on tender offers during the relevant redemption period, which provides that we may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock we are able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period.

Distributions

Our board of directors has authorized, and has declared, cash distributions payable on a monthly basis to stockholders of record on each day since it commenced operations. From November 2013 until July 2017, the distribution rate has been $0.002378082 per day, which is equivalent to $0.868 per annum, per share of common stock, except for 2016 where the daily distribution rate was $0.002371585 per day to accurately reflect 2016 being a leap year. In July 2017, the board of directors reduced the distribution rate with respect to our cash distributions to $0.001780822 per day, which is equivalent to $0.65 annually, per share of common stock.

The amount of each such distribution is subject to the discretion of our board of directors and applicable legal restrictions related to the payment of distributions. We calculate each stockholder’s specific distribution amount for the month using record and declaration dates and accrue distributions on the date we accept a subscription for shares of our common stock. The distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.

From time to time, we may also pay interim distributions at the discretion of our board of directors. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from our IPO. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.

The table below shows the components of the distributions we have declared and/or paid during the six months ended June 30, 2017 and 2016 (dollars in thousands).

	For the Six Months Ended June 30,
	2017	2016
Distributions declared	$77,086	$77,217
Distributions paid	$77,725	$77,689
Portion of distributions paid in cash	$47,891	$50,813
Portion of distributions paid in DRIP shares	$29,834	$26,876

As of June 30, 2017, we had $12.9 million of distributions accrued and unpaid.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the six months ended June 30, 2017 and 2016, no portion of our distributions were characterized as return of capital for tax purposes. You should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.

The following table sets forth the distributions made during the six months ended June 30, 2017 and 2016 (dollars in thousands):

	For the Six Months Ended June 30,
	2017	2016
Monthly distributions	$77,086	$77,217
Total distributions	$77,086	$77,217

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

Co-Investment Relief

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. The SEC staff has granted us exemptive relief that allows it to enter into certain negotiated co-investment transactions alongside other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at June 30, 2017 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$327,152	$—	$—	$327,152	$—
Citi Credit Facility (2)	316,003	316,003	—	—	—
UBS Credit Facility (3)	232,500	232,500	—	—	—
Unsecured Notes (4)	98,999	—	—	98,999	—
JPMC PB Account (5)	34,004	—	—	—	34,004
Total contractual obligations	$1,008,658	$548,503	$—	$426,151	$34,004
______________

(1)	As of June 30, 2017, we had $72.8 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.

(2)	As of June 30, 2017, we had $84.0 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.

(3)	As of June 30, 2017, we had no unused borrowing capacity under the UBS Credit Facility, subject to borrowing base limits.

(4)	As of June 30, 2017, we had no unused borrowing capacity under the Unsecured Notes.

(5)	As of June 30, 2017, we had $0.9 million of unused borrowing capacity under the JPMC PB Account.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2017, we had unfunded commitments on delayed draw term loans of $34.0 million, unfunded commitments on revolver term loans of $26.7 million and unfunded equity capital commitments of $6.0 million. As of December 31, 2016, we had unfunded commitments on delayed draw term loans of $35.7 million, unfunded commitments on revolver term loans of $24.7 million and unfunded equity capital commitments of $9.4 million. The unfunded commitments are disclosed in our consolidated schedule of investments. We maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.

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

We have a number of investments in Collateralized Securities. Interest income from investments in the “equity” class of these Collateralized Securities (in our case, preferred shares or subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC Topic 325-40-35, Beneficial Interests in Securitized Financial Assets. We monitor the expected cash inflows from our equity investments in Collateralized Securities, including the expected principal repayments. The effective yield is determined and updated quarterly.
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

As of June 30, 2017, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 3.52% and fixed rate debt, bearing an interest rate of 6.00% with a total carrying value of $1,008.7 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points assuming that our current statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 25 Basis Points	1.39%
Base Interest Rate	—%
(+) 100 Basis Points	6.05%
(+) 200 Basis Points	11.99%

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2017, we are not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.

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

As discussed above, we intend to conduct tender offers pursuant to our share repurchase program on a semi-annual basis. We may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock we are able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period. Our three most recent tender offers were oversubscribed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Amendments to Second Articles of Amendment

During the Company’s 2017 annual meeting of shareholders (as such meeting may have been adjourned and reconvened), our shareholders approved amendments to our Second Articles of Amendment and Restatement by a majority of the votes cast at such meeting. As a result, on August 8, 2017, we filed the Third Articles of Amendment and Restatement (the “Articles of Amendment”) with the State of Maryland Department of Assessments and Taxation, pursuant to which our Second Articles of Amendment and Restatement were amended to classify our board of directors into three classes, with the directors in each class serving staggered three-year terms of office (with such Articles of Amendment referred to herein as the “Classified Board Amendment”).

The Classified Board Amendment classifies the board of directors into three separate classes designated as Class I, Class II, and Class III, with two of the classes comprised of two directors and one comprised of three directors. Beginning with the 2018 annual meeting, the classes shall rotate for election each year such that the directors in one class will be subject to election every third year to serve a three-year term staggered among the classes. The Classified Board Amendment also provides that a director elected by the board of directors to fill a vacancy will hold office until the next election of the class for which such director has been chosen, subject to election and qualification of a successor and to such director’s earlier death, resignation, or removal.

Following the filing of the Classified Board Amendment, our board of directors is now classified into the following classes:

Class and Names of Directors	Annual Meeting at which Term Expires
Class I	2018
Richard J. Byrne Lee S. Hillman Randolph C. Read

Class II	2019
Edward G. Rendell
Dennis M. Schaney
Class III	2020
Ronald J. Kramer Leslie D. Michelson
Committees of the Board
In accordance with the transactions described above, the board of directors reconstituted the committees of the board. The board of directors determined in its business judgment that each of the members of the below committees are “independent” as defined in the applicable rules and regulations of the SEC and disinterested as required under the 1940 Act. The reconstituted committees of the board of directors are as follows:
Audit Committee
The board of directors appointed Messrs. Hillman, Kramer, Michelson and Read to the Audit Committee with Lee Hillman serving as chair of the Audit Committee.
Compensation Committee
The board of directors appointed Messrs. Hillman, Read, Rendell, and Schaney to the Compensation Committee with Edward Rendell serving as chair of the Compensation Committee. The board of directors determined that the members of the

Compensation Committee are non-employee directors under the applicable rules and regulations of the SEC and outside directors under Section 162(m) of the Internal Revenue Code of 1986, as amended.

Nominating and Corporate Governance Committee
The board of directors appointed Messrs. Kramer, Michelson, Rendell and Schaney to the Nominating and Corporate Governance Committee with Mr. Kramer serving as chair of the Nominating and Corporate Governance Committee.

Appointment of Leslie D. Michelson as Lead Independent Director
The board of directors also reappointed Leslie D. Michelson to the position of Lead Independent Director.

Amendment of Bylaws

On August 3, 2017, the board of directors approved, effective immediately, amendments to and a restatement of our Bylaws (the “Bylaw Amendments”) in connection with the Company’s preparation to list its shares of common stock on a national securities exchange. The Bylaw Amendments implement an exclusive forum provision and make other technical or minor changes that are consistent with the bylaws enacted by other business development corporations whose securities are listed and traded on national securities exchanges. New Article XIII of the Bylaws provides that, unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for certain legal actions involving the Company will be the Circuit Court for Baltimore City, Maryland (or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division).

The above descriptions of the Classified Board Amendment and the Bylaw Amendments are qualified in their entirety by reference to the complete text of the Articles of Amendment and the amended provisions contained in the Amended and Restated Bylaws, respectively, copies of which are filed with this Quarterly Report on Form 10-Q report as Exhibits 3.1 and 3.2, respectively, and are incorporated herein by reference.

ITEM 6. EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Third Articles of Amendment and Restatement of the Registrant.

3.2	Amended and Restated Bylaws.

11	Computation of Per Share Earnings (included in the notes to the unaudited consolidated financial statements contained in this report).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	August 10, 2017
/s/ Corinne D. Pankovcin Corinne D. Pankovcin	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 10, 2017