Form 10-Q
period 2017-09-30
Business Development Corp of America
filed 2017-11-09
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes ☐ No ☒

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of November 8, 2017 was 179,318,643.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	September 30,	December 31,
	2017	2016
ASSETS	(Unaudited)
Investments, at fair value:
Control Investments, at fair value (amortized cost of $261,081 and $271,711, respectively)	$241,382	$254,638
Affiliate Investments, at fair value (amortized cost of $344,499 and $383,894, respectively)	313,545	354,238
Non-affiliate Investments, at fair value (amortized cost of $1,966,048 and $1,859,933, respectively)	1,903,257	1,785,207
Investments, at fair value (amortized cost of $2,571,628 and $2,515,538, respectively)	2,458,184	2,394,083
Cash and cash equivalents	90,341	189,270
Interest and dividends receivable	19,425	28,608
Receivable for unsettled trades	32,566	4,293
Prepaid expenses and other assets	883	52
Total assets	$2,601,399	$2,616,306

LIABILITIES
Debt (net of deferred financing costs of $7,785 and $5,013, respectively)	$1,006,621	$910,484
Stockholder distributions payable	9,537	13,516
Management fees payable	9,907	9,571
Incentive fee on income payable	3,834	3,137
Accounts payable and accrued expenses	10,991	8,454
Payable for unsettled trades	63,708	74,020
Interest and debt fees payable	9,705	9,606
Payable for common stock repurchases	55	57,651
Directors' fees payable	120	133
Total liabilities	1,114,478	1,086,572
Commitments and contingencies (Note 6)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 450,000,000 shares authorized, 178,476,800 and 177,120,791 shares issued and outstanding, respectively	178	177
Additional paid in capital	1,741,586	1,729,865
Accumulated under distributed net investment income	22,467	48,944
Accumulated over distributed net realized gains	(164,839)	(129,161)
Net unrealized depreciation, net of deferred taxes	(115,855)	(122,912)
Total net assets attributable to Business Development Corporation of America	1,483,537	1,526,913
Net assets attributable to non-controlling interest	3,384	2,821
Total net assets	1,486,921	1,529,734

Total liabilities and net assets	$2,601,399	$2,616,306

Net asset value per share attributable to Business Development Corporation of America	$8.31	$8.62

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Investment income:
Interest from investments
Control investments	$6,007	$6,250	$18,209	$20,853
Affiliate investments	5,262	14,299	20,587	31,704
Non-affiliate investments	40,368	37,303	117,647	115,086
Total interest from investments	51,637	57,852	156,443	167,643
Interest from cash and cash equivalents	82	75	272	174
Total interest income	51,719	57,927	156,715	167,817
Other income	3,126	4,312	11,061	8,912
Total investment income	54,845	62,239	167,776	176,729

Operating expenses:
Management fees	9,907	9,544	29,136	28,549
Incentive fee on income	3,834	7,890	15,149	14,769
Interest and debt fees	11,448	9,168	32,108	27,944
Professional fees	1,249	1,745	4,073	4,978
Other general and administrative	1,334	627	4,679	5,188
Administrative services	203	203	608	656
Insurance	2	55	9	165
Directors' fees	265	302	675	575
Total expenses	28,242	29,534	86,437	82,824

Income tax expense, including excise tax	79	1,140	1,349	1,140

Net investment (income) loss attributable to non-controlling interests	(6)	5	—	15

Net investment income	26,530	31,560	79,990	92,750

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from investments
Control investments	—	—	—	—
Affiliate investments	(2,809)	—	(20,031)	180
Non-affiliate investments	2,113	1,289	(15,647)	3,513
Total net realized gain (loss) from investments	(696)	1,289	(35,678)	3,693
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	2,178	(20,373)	(3,017)	(22,369)
Affiliate investments	3,214	6,231	15,227	22,109
Non-affiliate investments	(13,680)	(26,066)	(4,590)	(48,994)
Total net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	(8,288)	(40,208)	7,620	(49,254)
Net change in unrealized (appreciation) depreciation attributable to non-controlling interests	(258)	612	(563)	1,296

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Net realized and unrealized loss on investments	(9,242)	(38,307)	(28,621)	(44,265)

Net increase (decrease) in net assets resulting from operations	$17,288	$(6,747)	$51,369	$48,485

Per share information - basic and diluted
Net investment income	$0.15	$0.18	$0.45	$0.52
Net increase (decrease) in net assets resulting from operations	$0.10	$(0.04)	$0.29	$0.27
Weighted average shares outstanding	179,311,957	180,277,765	179,140,235	179,345,395

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Operations:
Net investment income	$79,990	$92,750
Net realized gain (loss) from investments	(35,678)	3,693
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	7,620	(49,254)
Net change in unrealized (appreciation) depreciation attributable to non-controlling interests	(563)	1,296
Net increase in net assets resulting from operations	51,369	48,485
Stockholder distributions:
Distributions	(106,467)	(116,558)
Net decrease in net assets from stockholder distributions	(106,467)	(116,558)
Capital share transactions:
Reinvestment of stockholder distributions	41,961	42,951
Repurchases of common stock	(30,239)	(28,195)
Net increase in net assets from capital share transactions	11,722	14,756
Total decrease in net assets, before non-controlling interest	(43,376)	(53,317)
Increase (decrease) in non-controlling interest	563	(1,283)
Total decrease in net assets	(42,813)	(54,600)
Net assets at beginning of period	1,529,734	1,610,485
Net assets at end of period	$1,486,921	$1,555,885

Net asset value per common share attributable to Business Development Corporation of America	$8.31	$8.58
Common shares outstanding at end of period	178,476,800	180,904,847

Accumulated under (over) distributed net investment income	$22,467	$(15,436)
Accumulated under (over) distributed net realized gains	$(164,839)	$288

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Operating activities:
Net increase in net assets resulting from operations	$51,369	$48,485
Adjustments to reconcile net increase in net assets from operations to net cash (used in) provided by operating activities:
Payment-in-kind interest income	(4,924)	(10,883)
Net accretion of discount on investments	(6,243)	(5,158)
Amortization of deferred financing costs	1,816	2,267
Amortization of discount on unsecured notes	236	237
Sales and repayments of investments	706,656	462,359
Purchases of investments	(787,257)	(376,238)
Net realized (gain) loss from investments	35,678	(3,693)
Net unrealized (appreciation) depreciation on investments, gross of deferred taxes	(8,011)	48,357
(Increase) decrease in operating assets:
Interest and dividends receivable	9,183	(6,290)
Prepaid expenses and other assets	(831)	2,930
Receivable for unsettled trades	(28,273)	(15,072)
Increase (decrease) in operating liabilities:
Payable for unsettled trades	(10,312)	3,217
Management fees payable	336	(118)
Incentive fee on income payable	697	7,890
Interest and debt fees payable	99	(1,425)
Accounts payable and accrued expenses	2,537	875
Directors' fees payable	(13)	189
Net cash (used in) provided by operating activities	(37,257)	157,929

Financing activities:
Repurchases of common stock	(30,239)	(28,195)
Proceeds from debt	128,673	135,513
Payments on debt	(30,000)	(122,570)
Payments for common stock repurchases	(57,596)	(924)
Payments of financing costs	(4,588)	(265)
Proceeds from affiliate	—	7
Stockholder distributions	(68,485)	(73,948)
Increase (decrease) in non-controlling interest	563	(1,283)
Net cash used in financing activities	(61,672)	(91,665)

Net increase (decrease) in cash and cash equivalents	(98,929)	66,264
Cash and cash equivalents, beginning of period	189,270	150,412
Cash and cash equivalents, end of period	$90,341	$216,676
Supplemental information:
Interest paid during the period	$29,607	$26,704
Taxes, including excise tax, paid during the period	$1,100	$1,294
Distributions reinvested	$41,961	$42,951

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2017 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)

Senior Secured First Lien Debt - 115.6% (b)
Abaco Systems Holding Corp. (i)	Business Services	L+6.00% (7.30%), 12/7/2021	$23,758	$23,355	$23,343	1.6%
Ability Networks Inc. (j)	Health Care Providers & Services	L+5.00% (6.24%), 5/14/2021	13,607	13,540	13,607	0.9%
Adams Publishing Group, LLC (f) (i)	Media	L+7.00% (8.33%), 11/3/2020	17,143	16,981	17,143	1.1%
Aleris International, Inc. (x)	Metals & Mining	9.50%, 4/1/2021	2,882	3,057	3,064	0.2%
Alvogen Pharma US, Inc. (j)	Health Care	L+5.00% (6.24%), 4/2/2022	14,214	14,100	14,219	1.0%
AMI Entertainment Network, LLC (f) (j)	Hotels, Restaurants & Leisure	L+6.00% (7.31%), 7/21/2022	14,724	14,442	14,430	1.0%
Amports, Inc. (m)	Transportation Infrastructure	L+5.00% (6.33%), 5/19/2020	14,876	14,827	14,876	1.0%
Amteck, LLC (f) (i)	Commercial Services & Supplies	L+7.50% (8.84%), 7/2/2020	22,000	21,789	21,780	1.5%
Answers Corporation (p)	Technology	L+5.00% (6.24%), 4/15/2021	3,014	2,948	2,924	0.2%
AP Gaming I, LLC (i) (j)	Gaming/Lodging	L+5.50% (6.74%), 2/15/2024	29,426	29,356	29,426	2.0%
APCO Holdings (i)	Diversified Consumer Services	L+6.00% (7.24%), 1/29/2022	8,555	8,364	8,383	0.6%
Applied Merchant Systems West Coast, Inc. (m)	Diversified Financial Services	L+11.50% (12.80%), 10/26/2020	19,109	18,869	18,058	1.2%
Applied Merchant Systems West Coast, Inc. (m)	Diversified Financial Services	L+11.50% (12.80%), 10/26/2020	6,500	6,419	6,143	0.4%
Ascensus, Inc. (j)	Technology	L+4.00% (5.33%), 12/3/2022	19,687	18,885	19,687	1.3%
Avatar Purchaser, Inc. (m)	Business Services	L+3.75% (5.08%), 11/9/2025	11,775	11,716	11,539	0.8%
Avaya, Inc. Term Loan B-3 (t)	Communications Equipment	L+4.50% (5.82%), 1/26/2018	9,685	8,784	8,136	0.5%
Avaya, Inc. Term Loan B-6 (t)	Communications Equipment	L+5.50% (6.81%), 3/31/2018	8,457	8,461	7,109	0.5%
Avaya, Inc. Term Loan B-7 (t)	Communications Equipment	L+5.25% (6.56%), 5/29/2020	9,793	9,695	8,275	0.6%
Basho Technologies, Inc. (d) (l) (t)	Software	17.00%, 3/9/2018	7,720	7,542	—	—%
Basho Technologies, Inc. (d) (l) (t)	Software	17.00%, 11/15/2017	2,550	2,550	—	—%
BCP Raptor, LLC (j)	Energy Equipment & Services	L+4.25% (5.52%), 6/24/2024	20,036	19,843	20,167	1.4%
BCP Renaissance, LLC (j)	Energy Equipment & Services	L+4.00% (5.33%), 11/8/2024	8,472	8,430	8,559	0.6%
BDS Solutions Group, LLC (i) (m)	Business Services	L+8.75% (10.09%), 6/1/2021	33,695	33,135	33,695	2.3%
BDS Solutions Group, LLC (i) (m)	Business Services	L+8.75% (10.09%), 6/1/2021	2,944	2,893	2,944	0.2%
Beaver-Visitec International Holdings, Inc.,	Health Care	L+5.00% (6.33%), 8/21/2023	6,596	6,596	6,596	0.4%
Berner Food & Beverage LLC (f) (i)	Food Products	L+7.00% (8.33%), 3/16/2022	18,853	18,517	18,476	1.2%
Blount International, Inc. (j)	Electronic Equipment, Instruments & Components	L+5.00% (6.24%), 4/12/2023	12,375	12,077	12,375	0.8%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2017 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Broder Bros, Co. (m)	Distributors	L+5.75% (7.05%), 6/3/2021	$6,718	$6,628	$6,718	0.5%
Broder Bros, Co. (m)	Distributors	L+12.25% (13.55%), 6/3/2021	6,979	6,885	6,979	0.5%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (l) (o) (t)	Food Products	L+12.50% (13.84%), 4/28/2019	17,055	16,406	3,411	0.3%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (l) (o) (t)	Food Products	L+12.50% (13.84%), 4/28/2019	39,415	33,647	7,883	0.5%
Catapult Learning, LLC (i) (m)	Diversified Consumer Services	L+6.50% (7.81%), 7/16/2020	27,500	27,192	26,400	1.8%
CCW, LLC (f) (i)	Hotels, Restaurants & Leisure	L+7.00% (8.25%), 3/21/2021	25,650	25,397	25,650	1.7%
Central Security Group, Inc. (i) (j)	Commercial Services & Supplies	L+5.63% (6.86%), 10/6/2021	25,359	25,044	25,359	1.7%
Chicken Soup for the Soul Publishing, LLC	Media	L+6.25% (7.50%), 1/8/2019	27,536	27,448	25,471	1.7%
Clover Technologies Group, LLC (j)	Commercial Services & Supplies	L+4.50% (5.74%), 5/8/2020	13,584	13,526	12,225	0.8%
Community Care Health Network, LLC (j)	Health Care	L+5.50% (6.74%), 10/19/2021	2,391	2,400	2,370	0.2%
Contura Energy Inc. (j)	Energy Equipment & Services	L+5.00% (6.28%), 3/18/2024	7,511	7,441	7,389	0.5%
ConvergeOne Holdings Corp. (j)	Technology	L+4.75% (6.09%), 6/20/2024	16,523	16,364	16,399	1.1%
Covenant Surgical Partners, Inc. (x)	Health Care	8.75%, 8/1/2019	10,000	9,704	10,328	0.7%
Covenant Surgical Partners, Inc. (x)	Health Care	8.75%, 8/1/2019	392	386	405	—%
Cvent, Inc. (j)	Internet Software & Services	L+4.00% (5.24%), 11/29/2023	9,950	9,861	9,950	0.7%
Danish CRJ LTD. (a) (p)	Aerospace & Defense	13.50%, 12/23/2028	20	—	20	—%
DigiCert, Inc (j)	Internet Software & Services	L+5.00% (6.24%), 11/9/2024	10,772	10,718	10,718	0.7%
Eagle Rx, LLC (i)	Health Care Providers & Services	L+4.00% (5.49%), 8/15/2019	14,409	14,381	14,409	1.0%
ERG Holding Company (f) (i) (m)	Health Care Providers & Services	L+6.75% (8.09%), 4/4/2019	34,318	34,014	33,632	2.2%
Everi Payments, Inc. (j)	Hotels, Restaurants & Leisure	L+4.50% (5.74%), 5/9/2024	10,681	10,665	10,772	0.7%
Excelitas Technologies Corp. (j)	Electronic Equipment, Instruments & Components	L+5.00% (6.34%), 11/2/2020	13,642	13,604	13,642	0.9%
Genesys Telecommunications Laboratories, Inc. (j)	Diversified Telecommunication Services	L+3.75% (5.08%), 12/1/2023	24,813	24,483	24,972	1.7%
Greenwave Holdings, Inc. (l)	Internet Software & Services	13.00%, 7/8/2019	16,054	15,978	16,054	1.1%
GTCR Valor Companies, Inc. (j)	Internet Software & Services	L+4.25% (5.58%), 6/16/2023	10,000	9,975	10,121	0.7%
HC Group Holdings III, Inc. (j)	Health Care	L+5.00% (6.32%), 4/7/2022	14,819	14,591	14,798	1.0%
Hexion Inc. (x)	Chemicals	10.38%, 2/1/2022	920	920	881	0.1%
Icynene US Acquisition Corp. (f) (i) (m)	Building Products	L+6.25% (7.56%), 11/4/2020	20,292	20,082	19,480	1.3%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2017 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Ideal Tridon Holdings, Inc. (m)	Commercial Services & Supplies	L+6.50% (7.74%), 7/31/2023	$23,977	$23,511	$23,497	1.6%
Ideal Tridon Holdings, Inc. (f) (m)	Commercial Services & Supplies	L+6.50% (7.74%), 7/31/2022	787	734	771	0.1%
ILC Dover LP (i) (l)	Aerospace & Defense	L+9.00% (10.24%), 3/20/2020	14,034	14,005	12,350	0.8%
Indivior Finance S.A.R.L. (j)	Health Care	L+6.00% (7.32%), 12/19/2019	7,834	7,834	7,834	0.5%
InMotion Entertainment Group, LLC (f) (i)	Specialty Retail	L+7.75% (9.05%), 10/1/2018	13,865	13,806	13,865	0.9%
Internap Corporation (m)	Communications Equipment	L+7.00% (8.24%), 4/6/2022	8,228	8,116	8,290	0.6%
IPC Corp. (j)	Diversified Telecommunication Services	L+4.50% (5.82%), 8/6/2021	7,121	7,006	6,801	0.5%
Jackson Hewitt, Inc. (j)	Diversified Consumer Services	L+7.00% (8.31%), 7/30/2020	6,515	6,441	6,254	0.4%
K2 Pure Solutions NoCal, L.P. (i)	Chemicals	L+6.00% (7.24%), 2/19/2021	6,500	6,441	6,500	0.4%
Kahala Ireland OpCo Designated Activity Company (a) (l) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	141,549	141,549	141,549	9.5%
Kissner Milling Co. Ltd. (x)	Chemicals	8.38%, 12/1/2022	21,199	21,544	21,614	1.5%
LenderLive Services, LLC	Business Services	L+12.00% (13.23%), 8/11/2020	10,000	9,857	9,750	0.7%
Lightsquared LP (l)	Diversified Telecommunications Services	L+8.75% (10.07%), 6/15/2020	11,034	10,275	10,323	0.7%
Lionbridge Technologies, Inc. (i)	Business Services	L+5.50% (6.74%), 2/28/2024	13,799	13,735	13,734	0.9%
MCS Acquisition Corp. (j)	Professional Services	L+4.75% (6.06%), 5/18/2024	12,569	12,509	12,506	0.8%
Medical Depot Holdings, Inc. (i)	Health Care	L+5.50% (6.83%), 1/3/2023	19,898	18,315	18,457	1.2%
Metal Services LLC (j)	Metals & Mining	L+7.50% (8.83%), 6/30/2019	10,834	10,740	10,834	0.7%
Midwest Can Company, LLC (f) (i)	Energy Equipment & Services	L+6.75% (7.99%), 1/26/2022	5,079	5,003	5,000	0.3%
MMM Holdings, LLC (d) (j) (l)	Health Care	L+8.75% (10.25%), 6/28/2019	7,028	7,028	6,888	0.5%
Monitronics International, Inc. (j)	Diversified Consumer Services	L+5.50% (6.83%), 9/30/2022	2,970	2,957	2,944	0.2%
Montreign Operating Company, LLC (m)	Hotels, Restaurants & Leisure	L+8.25% (9.49%), 1/24/2023	27,161	26,711	27,490	1.8%
Mood Media Corporation (m)	Business Services	L+7.25% (8.58%), 6/28/2022	14,018	13,726	13,697	0.9%
Motion Recruitment Partners, LLC (f) (i)	Professional Services	L+6.00% (7.24%), 2/13/2020	17,319	17,124	17,319	1.2%
Motorsports Aftermarket Group, Inc.	Auto Components	L+4.00% (5.50%), 5/14/2021	26,079	24,928	11,475	0.8%
MSO of Puerto Rico, LLC (d) (j) (l)	Health Care	L+8.75% (10.25%), 6/28/2019	5,110	5,109	5,007	0.3%
Murray Energy Holdings Co. (j)	Energy Equipment & Services	L+7.25% (8.58%), 4/16/2020	14,683	14,067	13,429	0.9%
National Technical Systems, Inc. (i)	Professional Services	L+6.25% (7.49%), 6/12/2021	16,469	16,369	15,646	1.1%
New Star Metals Inc. (d) (l) (m)	Business Services	L+9.50% (11.00%), 12/22/2021	24,449	23,997	24,449	1.6%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2017 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
NexSteppe Inc. (f) (l) (t)	Chemicals	12.00%, 9/30/2018	$751	$750	$751	0.1%
NexSteppe Inc. (l) (t)	Chemicals	12.00%, 9/30/2018	11,637	10,453	5,004	0.3%
Noosa Acquirer, Inc. (i) (m)	Food Products	L+5.25% (6.58%), 11/21/2020	25,000	24,803	25,000	1.7%
NTM Acquisition Corp. (i)	Media	L+6.25% (7.52%), 6/7/2022	18,928	18,724	18,833	1.3%
Optiv, Inc. (j)	Business Services	L+3.25% (4.56%), 2/1/2024	1,281	1,190	1,201	0.1%
Orchid Underwriters Agency, LLC (f) (i)	Insurance Broker	L+5.00% (6.26%), 3/17/2022	19,900	19,723	19,900	1.3%
ORG Chemical Holdings, LLC (i) (m)	Chemicals	L+5.75% (7.08%), 6/30/2022	27,892	27,363	27,357	1.8%
ORG GC Holdings, LLC (i) m)	Business Services	L+6.25% (7.58%), 7/31/2022	25,680	25,307	25,294	1.7%
Peabody Energy Corp. (j)	Metals & Mining	L+3.50% (4.74%), 3/31/2022	3,787	3,778	3,803	0.3%
PeopLease Holdings, LLC (i)	Commercial Services & Supplies	L+9.00% (10.34%), 2/26/2021	20,000	19,862	15,000	1.0%
PetVet Care Centers, LLC (i)	Business Services	L+6.00% (7.33%), 6/8/2023	19,503	19,338	19,435	1.3%
PetVet Care Centers, LLC (f)	Business Services	L+6.00% (7.33%), 6/8/2023	2,975	2,975	2,964	0.2%
PetVet Care Centers, LLC (f)	Business Services	L+6.00% (7.27%), 6/8/2023	461	461	461	—%
PGX Holdings, Inc. (j)	Transportation Infrastructure	L+5.25% (6.49%), 9/29/2020	12,638	12,586	12,630	0.8%
Premier Dental Services, Inc. (i) (j)	Health Care	L+5.25% (6.49%), 6/30/2023	28,774	28,497	28,917	1.9%
Premier Global Services, Inc. (j)	Diversified Telecommunication Services	L+6.50% (7.78%), 12/8/2021	9,486	9,201	9,223	0.6%
Pre-Paid Legal Services, Inc. (j)	Diversified Consumer Services	L+5.25% (6.50%), 7/1/2019	12,130	12,148	12,130	0.8%
Pride Plating, Inc. (i)	Aerospace & Defense	L+5.50% (6.83%), 6/13/2019	8,494	8,465	8,325	0.6%
PSKW, LLC (i)	Health Care Providers & Services	L+4.25% (5.58%), 11/25/2021	1,575	1,564	1,575	0.1%
PSKW, LLC (m)	Health Care Providers & Services	L+8.29% (9.62%), 11/25/2021	17,750	17,504	17,750	1.2%
PT Network, LLC (i)	Health Care	L+5.50% (9.75%), 11/30/2021	16,977	16,836	16,974	1.1%
PT Network, LLC (f)	Health Care	L+5.50% (9.75%), 11/30/2021	1,555	1,555	1,555	0.1%
PT Network, LLC (f)	Health Care	L+5.50% (9.75%), 11/30/2021	329	329	329	—%
Pure Barre, LLC (f) (i) (m)	Hotels, Restaurants & Leisure	L+7.00% (8.24%), 6/11/2020	26,049	25,802	25,788	1.8%
Pure Barre, LLC (f)	Hotels, Restaurants & Leisure	L+7.00% (8.24%), 6/11/2020	500	500	495	—%
Resco Products, Inc. (i)	Metals & Mining	L+6.25% (7.49%), 3/7/2020	10,000	10,000	9,750	0.7%
Sage Automotive Holdings, Inc. (j)	Auto Components	L+5.00% (6.24%), 11/8/2022	14,888	14,759	14,888	1.0%
SHO Holding II Corporation (j)	Specialty Retail	L+5.00% (6.24%), 10/27/2022	9,795	9,723	9,746	0.7%
Skillsoft Corp. (j)	Technology	L+4.75% (5.99%), 4/28/2021	12,829	12,107	12,111	0.8%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2017 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Squan Holding Corp. (p)	Diversified Telecommunication Services	L+4.50% (5.84%), 10/10/2019	$17,168	$14,491	$13,563	0.9%
SunGard Availability Services Capital, Inc. (j)	IT Services	L+5.00% (6.24%), 3/31/2019	6,860	6,838	6,722	0.5%
Tax Defense Network, LLC (i) (l) (m) (t)	Diversified Consumer Services	L+13.00% (14.34%), 8/28/2019	28,772	26,532	7,637	0.5%
Tillamook Country Smoker, LLC (f) (i)	Food Products	L+5.75% (7.07%), 5/19/2022	10,244	10,102	10,101	0.7%
Tillamook Country Smoker, LLC (f) (i)	Food Products	L+5.75% (6.97%), 5/19/2022	202	202	199	—%
Traverse Midstream Partners, LLC (j)	Energy Equipment & Services	L+4.00% (5.33%),11/9/2024	6,352	6,320	6,431	0.4%
Trilogy International Partners, LLC (x)	Diversified Telecommunication Services	8.88%, 5/1/2022	14,875	14,806	15,470	1.0%
Trojan Battery Company, LLC (j)	Auto Components	L+4.75% (6.08%), 6/12/2021	10,505	10,448	10,426	0.7%
Turning Tech LLC (i)	Software	L+10.75% (12.09%), 6/30/2020	23,851	23,621	20,274	1.4%
Twenty Eighty, Inc. (f) (l) (p)	Media	8.00%, 3/31/2020	6,182	4,283	4,637	0.3%
Twenty Eighty, Inc. (f) (l) (p)	Media	L+8.00% (9.27%), 3/31/2020	2,889	2,364	2,831	0.2%
Twenty Eighty, Inc. (f) (l) (p)	Media	9.00%, 3/31/2020	5,628	3,913	3,658	0.2%
United Central Industrial Supply Company, LLC (i) (j)	Commercial Services & Supplies	L+7.25% (8.50%), 10/9/2018	8,526	8,498	7,674	0.5%
VCVH Holding Corp. (i) (j)	Health Care	L+5.00% (6.34%), 6/1/2023	22,933	22,854	22,979	1.5%
Veritas US Inc. (j)	Technology	L+4.50% (5.83%), 1/27/2023	15,056	15,101	15,188	1.0%
VetCor Professional Practices LLC (f) (i)	Diversified Consumer Services	L+6.00% (7.33%), 4/20/2021	4,921	4,886	4,872	0.4%
VetCor Professional Practices LLC (f) (i)	Diversified Consumer Services	L+6.00% (7.33%), 4/20/2021	1,164	1,164	1,152	—%
VetCor Professional Practices LLC (f) (i)	Diversified Consumer Services	L+6.00% (7.33%), 4/20/2021	9,775	9,717	9,678	0.7%
Von Drehle Corporation (i) (m)	Life Sciences Tools & Services	L+9.50% (10.83%), 3/6/2023	26,616	26,219	26,217	1.8%
Xplornet Communications, Inc. (a) (j)	Diversified Telecommunication Services	L+4.75% (6.08%), 9/9/2021	12,307	12,226	12,423	0.8%
Sub Total Senior Secured First Lien Debt				$1,819,236	$1,718,984	115.6%

Senior Secured Second Lien Debt - 18.8% (b)
Anchor Glass Container Corporation (m)	Containers & Packaging	L+2.75% (3.98%), 12/7/2024	$20,000	$19,820	$20,240	1.3%
Answers Corporation (p)	Technology	L+5.00% (6.24%), 9/15/2021	4,687	4,058	4,382	0.3%
Appriss Holdings, Inc. (m)	IT Services	L+9.25% (10.58%), 5/21/2021	13,985	13,864	13,705	0.9%
Boston Market Corporation (m)	Hotels, Restaurants & Leisure	L+8.25% (9.49%), 12/16/2018	24,163	24,069	24,163	1.6%
BrandMuscle Holdings Inc. (m)	Internet Software & Services	L+8.50% (9.80%), 6/1/2022	24,500	24,147	24,500	1.6%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2017 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Cayan Holdings (m)	IT Services	L+8.50% (9.83%), 3/24/2022	$20,000	$19,654	$20,000	1.3%
CDS U.S. Intermediate Holdings, Inc. (m)	Hotels, Restaurants & Leisure	L+8.25% (9.58%), 7/8/2023	7,927	7,803	7,927	0.5%
CIG Financial, LLC (a) (m)	Consumer Finance	11.50%, 6/30/2019	13,000	12,954	12,090	0.8%
CIG Financial, LLC (a) (f)	Consumer Finance	11.50%, 6/30/2019	1,000	1,000	930	0.1%
CREDITCORP (x)	Consumer Finance	12.00%, 7/15/2018	13,250	13,233	11,312	0.8%
Epic Health Services, Inc. (m)	Health Care Providers & Services	L+8.00% (9.24%), 3/17/2025	15,000	14,788	14,592	1.0%
Hertz Corp. (x)	Automobiles	7.63%, 6/1/2022	14,194	14,194	14,617	1.0%
J. C. Bromac Corporation (dba EagleRider, Inc.) (m)	Hotels, Restaurants & Leisure	L+8.75% (10.09%), 2/10/2021	19,867	19,628	19,768	1.3%
J. C. Bromac Corporation (dba EagleRider, Inc.) (f)	Hotels, Restaurants & Leisure	L+8.75% (10.09%), 2/10/2021	4,473	4,473	4,450	0.3%
NCP Finance Limited Partnership (j)	Consumer Finance	L+9.75% (11.00%), 10/1/2018	12,038	12,017	11,376	0.8%
Recess Holdings, Inc. (m)	Hotels, Restaurants & Leisure	L+7.75% (9.08%), 9/29/2025	13,008	12,813	12,813	0.9%
Rx30 HoldCo, Inc. (m)	Health Care Technology	L+9.00% (10.30%), 6/15/2022	11,500	11,345	11,500	0.8%
Schulman Associates Institutional Review Board, Inc. (m)	Life Sciences Tools & Services	L+8.00% (9.30%), 6/3/2021	17,000	16,807	17,000	1.1%
TierPoint, LLC (m)	Technology	L+7.25% (8.49%), 5/5/2025	5,334	5,283	5,281	0.4%
U.S. Auto (m)	Diversified Consumer Services	L+11.75% (12.99%), 6/8/2020	30,000	29,717	29,100	2.0%
Sub Total Senior Secured Second Lien Debt				$281,667	$279,746	18.8%

Subordinated Debt - 4.8% (b)
Gold, Inc. (m)	Textiles, Apparel & Luxury Goods	10.00%, 6/30/2019	$3,742	$3,670	$3,181	0.2%
Park Ave RE Holdings, LLC (d) (l) (o)	Real Estate Management & Development	L+8.00% (13.00%), 12/29/2017	37,192	37,192	37,192	2.5%
Steel City Media (l)	Media	16.00%, 3/29/2020	22,808	22,589	20,527	1.4%
Xplornet Communications, Inc. (a) (j)	Diversified Telecommunication Services	9.63%, 6/1/2022	10,000	10,000	10,650	0.7%
Sub Total Subordinated Debt				$73,451	$71,550	4.8%

Collateralized Securities - 11.3% (b)
Collateralized Securities - Debt Investment
Fifth Street Senior Loan Fund I, LLC - 1A Class F (a) (p)	Diversified Investment Vehicles	L+7.50% (8.81%), 1/19/2027	$10,728	$9,221	$8,613	0.6%
Collateralized Securities - Equity Investment (n)
B&M CLO 2014-1, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	2.71%, 4/16/2026	$40,250	$16,419	$14,043	0.9%
CVP Cascade CLO, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	0.00%, 1/16/2026	31,000	8,436	5,131	0.3%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2017 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	10.16%, 1/19/2027	$31,575	$20,347	$16,989	1.1%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	12.32%, 1/15/2027	35,057	17,075	11,421	0.8%
MidOcean Credit CLO II, LLC Income Notes (a) (p) (v)	Diversified Investment Vehicles	4.37%, 1/29/2025	37,600	21,074	17,947	1.2%
MidOcean Credit CLO III, LLC Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	5.11%, 7/21/2026	40,250	21,165	19,046	1.3%
MidOcean Credit CLO IV, LLC Income Notes (a) (p) (v)	Diversified Investment Vehicles	9.06%, 4/15/2027	21,500	13,979	12,679	0.9%
NewStar Arlington Senior Loan Program LLC Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	21.69%, 7/25/2025	31,603	22,332	25,269	1.7%
OFSI Fund VI, Ltd. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	4.48%, 3/20/2025	38,000	15,376	12,563	0.8%
Related Fee Agreements (a) (s)	Diversified Investment Vehicles			8,147	5,252	0.4%
Silver Spring CLO, Ltd. Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	0.00%, 10/16/2026	31,500	15,995	10,672	0.7%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (p) (v)	Diversified Investment Vehicles	21.29%, 5/1/2026	36,000	13,419	9,075	0.6%
Sub Total Collateralized Securities				$202,985	$168,700	11.3%

Equity/Other - 14.7% (b)
Answers Corporation - Common Equity (e) (p)	Technology		909	$11,361	$13,797	0.9%
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant (e)	Software	Expire 3/9/2025	306,122	—	—	—%
Basho Technologies, Inc. - Series G Senior Preferred Stock (e)	Software		2,000,000	2,000	—	—%
California Resources Corp. - Preferred Equity (u)	Metals & Mining	9.00%	15,025,000	26,183	26,450	1.8%
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (e) (o)	Food Products		6,023	—	—	—%
Capstone Nutrition - Class B and C Common Stock (fka Integrity Nutraceuticals, Inc.) (e) (o) (u)	Food Products		24,656	1,630	—	—%
Danish CRJ LTD. - Common Equity (a) (e) (p) (r)	Aerospace & Defense		5,002	1	756	0.1%
Evolution Research Group - Preferred Equity (e)	Health Care Providers & Services	8.00%	500,000	500	510	—%
Greenwave Holdings, Inc. - Series C Preferred Stock Warrant (e)	Internet Software & Services	Expire 8/16/2025	172,414	—	—	—%
Kahala Ireland OpCo Designated Activity Company - Common Equity (a) (e) (h) (o)	Aerospace & Defense		137	—	15,116	1.0%
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (a) (e) (h) (o)	Aerospace & Defense		3,250,000	2,851	3,250	0.2%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2017 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Kahala US OpCo LLC - Class A Preferred Units (e) (k) (o)	Aerospace & Defense	13.00%	4,413,472	$4,161	$2,088	0.1%
Mood Media Corporation - Warrants (e)	Business Services		121	26	44	—%
New Star Metals Inc. - Warrants (e)	Business Services	Expire 12/22/2036	133,074	151	194	—%
NexSteppe Inc. - Series C Preferred Stock Warrant (e)	Chemicals	Expire 3/9/2025	176,585	500	—	—%
NMFC Senior Loan Program I, LLC (a) (p)	Diversified Investment Vehicles		50,000	50,000	50,264	3.4%
Orchid Underwriters Agency, LLC - Preferred Shares (e) (u)	Insurance Broker		5,000	—	—	—%
Orchid Underwriters Agency, LLC - Common Shares (e) (u)	Insurance Broker		5,000	113	601	—%
Park Ave RE Holdings, LLC - Common Shares (e) (o) (w)	Real Estate Management & Development		1,000	—	7,248	0.5%
Park Ave RE Holdings, LLC - Preferred Shares (e) (o) (w)	Real Estate Management & Development	8.00%	47,290	23,645	23,645	1.6%
PennantPark Credit Opportunities Fund II, LP (a) (f) (g) (p)	Diversified Investment Vehicles		$7,262	7,262	7,419	0.5%
South Grand MM CLO I, LLC (a) (f) (p)	Diversified Investment Vehicles		$29,524	29,095	28,106	1.9%
Squan Holding Corp. - Class A Common Stock (e) (p)	Diversified Telecommunication Services		180,835	—	—	—%
Squan Holding Corp. - Series A Preferred Stock (e) (p)	Diversified Telecommunication Services		8,962	—	—	—%
Tax Defense Network, LLC - Common Equity (e)	Diversified Consumer Services		425	425	—	—%
Tennenbaum Waterman Fund, L.P. (a)	Diversified Investment Vehicles		$10,000	10,000	10,174	0.7%
TCG BDC, Inc. - Common Stock (fka Carlyle GMS Finance, Inc.) (a)	Diversified Investment Vehicles		404,899	7,765	7,402	0.5%
The SAVO Group, Ltd. - Warrants (e)	Internet Software & Services	Expire 3/23/2023	138,000	—	—	—%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		$13,806	12,370	12,969	0.9%
Twentyeighty, Inc. - Class A Common Equity (e)	Media		54,586	—	—	—%
U.S. Auto - Series A Common Units (e) (u)	Diversified Consumer Services		10,000	10	—	—%
U.S. Auto - Series A Preferred Units (e) (u)	Diversified Consumer Services		490	490	406	—%
World Business Lenders, LLC - Preferred Stock (e)	Consumer Finance		3,750,000	3,750	3,759	0.3%
Xplornet Communications, Inc. - Warrants (a) (e)	Diversified Telecommunication Services	Expire 10/25/2023	10,284	—	4,469	0.3%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2017 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Zimbra, Inc. - Warrants (Second Lien Debt) (e)	Software		535,000	$—	$163	—%
Zimbra, Inc. - Warrants (Third Lien Bridge Note) (e)	Software	Expire 7/11/2023	1,000,000	—	374	—%
Sub Total Equity/Other				$194,289	$219,204	14.7%

TOTAL INVESTMENTS - 165.2% (b)				$2,571,628	$2,458,184	165.2%
_____________

(a)
All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. Qualifying assets represent 77.9% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.

(b)	Percentages are based on net assets of $1,486,921 as of September 30, 2017.

(c)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act and are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).

(d)	As of the date of election, the portfolio company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be payment-in-kind (“PIK”).

(e)	Non-income producing at September 30, 2017.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2017
(Unaudited)

(f)The Company has various unfunded commitments to portfolio companies. The remaining amount of these unfunded commitments as of September 30, 2017 are comprised of the following:

Portfolio Company Name	Investment Type	Commitment Type	Original Commitment	Remaining Commitment
Adams Publishing Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	$4,432	$4,432
AMI Entertainment Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,234	1,234
Amteck, LLC	Senior Secured First Lien Debt	Revolver term loan	5,000	5,000
Berner Food & Beverage LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,693	2,693
CCW, LLC	Senior Secured First Lien Debt	Revolver term loan	3,000	1,600
CIG Financial, LLC	Senior Secured Second Lien Debt	Delayed draw term loan	5,000	4,000
ERG Holding Company	Senior Secured First Lien Debt	Delayed draw term loan	263	263
ERG Holding Company	Senior Secured First Lien Debt	Revolver term loan	87	44
Icynene US Acquisition Corp.	Senior Secured First Lien Debt	Delayed draw term loan	5,000	5,000
Icynene US Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	5,000	5,000
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,731	1,944
InMotion Entertainment Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,200	1,843
J. C. Bromac Corporation (dba EagleRider, Inc.)	Senior Secured Second Lien Debt	Delayed draw term loan	5,000	516
Midwest Can Company, LLC	Senior Secured First Lien Debt	Delayed draw term loan	828	828
Motion Recruitment Partners, LLC	Senior Secured First Lien Debt	Revolver term loan	2,000	2,000
NexSteppe Inc.	Senior Secured First Lien Debt	Delayed draw term loan	2,825	2,075
Orchid Underwriters Agency, LLC	Senior Secured First Lien Debt	Revolver term loan	2,200	2,200
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Equity capital commitment	10,764	3,229
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Delayed draw term loan	6,704	3,729
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Revolver term loan	1,676	1,215
PT Network, LLC	Senior Secured First Lien Debt	Delayed draw term loan	6,579	5,024
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,316	987
Pure Barre, LLC	Senior Secured First Lien Debt	Revolver term loan	2,500	2,000
South Grand MM CLO I, LLC	Equity/Other	Equity capital commitment	35,000	5,476
Tillamook Country Smoker, LLC	Senior Secured First Lien Debt	Revolver term loan	2,696	2,494
Twentyeighty, Inc.	Senior Secured First Lien Debt	Revolver term loan	443	443
VetCor Professional Practices LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,573	1,408
Total			$119,744	$66,677

(g)	The investment is subject to a three year lock-up restriction on withdrawals in year 4.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2017
(Unaudited)

(l)For the three months ended September 30, 2017, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind (“PIK”):

Portfolio Company	Investment Type	Cash	PIK	All-in Rate	PIK Earned for the three months ended September 30, 2017
Basho Technologies, Inc.	Senior Secured First Lien Debt	17.00%	—%	17.00%	$—
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.)	Senior Secured First Lien Debt	—%	13.84%	13.84%	—
Greenwave Holdings, Inc.	Senior Secured First Lien Debt	10.00%	3.00%	13.00%	123
ILC Dover LP	Senior Secured First Lien Debt	8.24%	2.00%	10.24%	71
Kahala Ireland OpCo Designated Activity Company	Senior Secured First Lien Debt	—%	13.00%	13.00%	18
Lightsquared LP	Senior Secured First Lien Debt	—%	10.07%	10.07%	274
MMM Holdings, LLC	Senior Secured First Lien Debt	10.25%	—%	10.25%	—
MSO of Puerto Rico, LLC	Senior Secured First Lien Debt	10.25%	—%	10.25%	—
New Star Metals Inc.	Senior Secured First Lien Debt	11.00%	—%	11.00%	—
NexSteppe Inc.	Senior Secured First Lien Debt	—%	12.00%	12.00%	—
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%	—
Steel City Media	Subordinated Debt	4.00%	12.00%	16.00%	602
Tax Defense Network, LLC	Senior Secured First Lien Debt	—%	14.34%	14.34%	—
Twentyeighty, Inc.	Senior Secured First Lien Debt	4.77%	4.50%	9.27%	43
Twentyeighty, Inc.	Senior Secured First Lien Debt	1.00%	7.00%	8.00%	107
Twentyeighty, Inc.	Senior Secured First Lien Debt	0.25%	8.75%	9.00%	122
Total					$1,360

(m)	The Company's investment or a portion thereof is pledged as collateral under the UBS Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

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

(s)
Related Fee Agreements consist of one investment with a fair value of $0.5 million that is classified as a Non-affiliated Investment and five investments with a total fair value of $4.8 million that are classified as Affiliated Investments.

(t)	The investment is on non-accrual status as of September 30, 2017.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

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

(y)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at September 30, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2017
(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2017:

	At September 30, 2017
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles	$285,034	11.6%
Aerospace & Defense	183,454	7.5
Business Services	182,744	7.4
Hotels, Restaurants & Leisure	173,746	7.1
Health Care	157,656	6.4
Diversified Consumer Services	108,956	4.4
Diversified Telecommunication Services	107,894	4.4
Commercial Services & Supplies	106,306	4.3
Health Care Providers & Services	96,075	3.9
Media	93,100	3.8
Technology	89,769	3.7
Internet Software & Services	71,343	2.9
Real Estate Management & Development	68,085	2.8
Food Products	65,070	2.6
Chemicals	62,107	2.5
Energy Equipment & Services	60,975	2.5
Metals & Mining	53,901	2.2
Professional Services	45,471	1.8
Life Sciences Tools & Services	43,217	1.8
IT Services	40,427	1.6
Consumer Finance	39,467	1.6
Auto Components	36,789	1.5
Communications Equipment	31,810	1.3
Gaming/Lodging	29,426	1.2
Transportation Infrastructure	27,506	1.1
Electronic Equipment, Instruments & Components	26,017	1.1
Diversified Financial Services	24,201	1.0
Specialty Retail	23,611	1.0
Software	20,811	0.8
Insurance	20,501	0.8
Containers & Packaging	20,240	0.8
Building Products	19,480	0.8
Automobiles	14,617	0.6
Distributors	13,697	0.6
Health Care Technology	11,500	0.5
Textiles, Apparel & Luxury Goods	3,181	0.1
Total	$2,458,184	100.0%

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
_____________

(a)
All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the 1940 Act. Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. Qualifying assets represent 77.9% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.

(b)	Percentages are based on net assets of $1,529,734 as of December 31, 2016.

(c)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act and are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).

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
For the period ended September 30, 2017
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

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. In order to allow for associated processing time needed, the transfer agent for the Company accepted subscriptions in good order dated on or before April 30, 2015 and received no later than June 30, 2015. As of September 30, 2017, the Company had issued 194.5 million shares of common stock for gross proceeds of $2.1 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of September 30, 2017, the Company had repurchased a cumulative 16.0 million shares of common stock through its share repurchase program for payments of $143.6 million.

The Company intends to co-invest, subject to the conditions included in the exemptive order the Company received from the Securities and Exchange Commission ("SEC"), with certain of our affiliates. The Company believes that such co-investments may afford it additional investment opportunities and an ability to achieve greater diversification.

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
For the period ended September 30, 2017
(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary of the fair presentation of the Company’s results of operations and financial condition for the periods presented. The Company is an investment company and follows accounting and reporting guidance in Accounting Standards Codification ("ASC") Topic 946 - Financial Services - Investment Companies ("ASC 946").

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
For the period ended September 30, 2017
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
For the period ended September 30, 2017
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

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. For the period ended September 30, 2017 and December 31, 2016, the Company did not incur any offering costs.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2017
(Unaudited)

Revenue Recognition

Interest Income

Investment transactions are accounted for on the trade date. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discount and amortization of premium on investments.

The Company has a number of investments in Collateralized Securities. Interest income from investments in the “equity” class of these Collateralized Securities (in the Company's case, preferred shares or subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC Paragraph 325-40-35, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash inflows from its equity investments in Collateralized Securities, including the expected principal repayments. The effective yield is determined and updated quarterly.
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

Income Taxes

The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes in respect of each taxable year if it distributes dividends for federal income tax purposes to stockholders of an amount generally equal to at least 90% of ‘‘investment company taxable income,’’ as defined in the Code, and determined without regard to any deduction for dividends paid. Distributions declared prior to the filing of the previous year's tax return and paid up to twelve months after the previous tax year can be carried back to the prior tax year in determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2017
(Unaudited)

its ability to be subject to be taxed as a RIC each year. The Company may be subject to federal excise tax imposed at a rate of 4% on certain undistributed amounts. See Note 12 - Income Tax Information and Distributions to Stockholders for additional information.

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

In October 2016, the SEC adopted new rules and amended rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X is August 1, 2017. The application of this guidance did not have a material impact on the Company's consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. The Company does not believe that the adoption of ASU 2016-01 will have a material impact on the Company's consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2017
(Unaudited)

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3 — Fair Value of Financial Instruments

The Company’s fair value measurements are classified into a fair value hierarchy in accordance with ASC Topic 820, Fair Value Measurement, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

All of the Company’s investment portfolio at September 30, 2017 was comprised of debt and equity instruments for which Level 1 inputs, such as quoted prices, were not available. Therefore, at September 30, 2017, the investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at September 30, 2017 may differ materially from values that would have been used had a ready market for the securities existed.

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
For the period ended September 30, 2017
(Unaudited)

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

For investments in Collateralized Securities, the Adviser models both the assets and liabilities of each Collateralized Securities' capital structure. The model uses a waterfall engine to store the collateral data, generate cash flows from the assets, and distribute the cash flows to the liability structure based on priority of payments. The cash flows are discounted using rates that incorporate risk factors such as default risk, interest rate risk, downgrade risk, and credit spread risk, among others. In addition, the Adviser considers broker quotations and/or comparable trade activity is considered as an input to determining fair value when available.

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

The following table presents fair value measurements of investments, by major class, as of September 30, 2017, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$208,009	$1,510,975	$—	$1,718,984
Senior Secured Second Lien Debt	—	25,929	253,817	—	279,746
Subordinated Debt	—	10,650	60,900	—	71,550
Collateralized Securities	—	—	168,700	—	168,700
Equity/Other	—	7,402	102,870	108,932	219,204
Total	$—	$251,990	$2,097,262	$108,932	$2,458,184
______________

(1) In accordance with ASC Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient election have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2017
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
______________

(1) In accordance with ASC Subtopic 820-10, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient election have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated statements of assets and liabilities.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2017:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2016	$916,099	$205,051	$80,540	$249,582	$56,794	$1,508,066
Net change in unrealized appreciation (depreciation) on investments	(32,773)	(790)	(2,035)	(9,092)	9,023	(35,667)
Purchases and other adjustments to cost	463,431	58,850	2,295	121	37,570	562,267
Sales and redemptions	(293,002)	(46,259)	(21,095)	(70,030)	(521)	(430,907)
Net realized gains (losses)	1,539	586	1,195	(1,881)	4	1,443
Transfers in	455,681	36,379	—	—	—	492,060
Transfers out	—	—	—	—	—	—
Balance as of September 30, 2017	$1,510,975	$253,817	$60,900	$168,700	$102,870	$2,097,262
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized appreciation (depreciation):	$(32,737)	$(383)	$(995)	$(10,228)	$9,023	$(35,320)

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2017
(Unaudited)

For the nine months ended September 30, 2017, there were no transfers out of Level 1 to Level 2 and Level 3 to Level 2. For the nine months ended September 30, 2017, thirty-eight investments in companies were transferred out of Level 2 to Level 3.

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

For the year ended December 31, 2016, there were no transfers out of Level 1 to Level 2. For the year ended December 31, 2016, an investment in one company was transferred out of Level 2 to Level 3. For the year ended December 31, 2016, investments in seventeen companies were transferred from Level 3 to Level 2 as the number of observable market quotes increased.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2017
(Unaudited)

The composition of the Company’s investments as of September 30, 2017, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,819,236	$1,718,984	69.9%
Senior Secured Second Lien Debt	281,667	279,746	11.4
Subordinated Debt	73,451	71,550	2.9
Collateralized Securities	202,985	168,700	6.9
Equity/Other	194,289	219,204	8.9
Total	$2,571,628	$2,458,184	100.0%

The composition of the Company’s investments as of December 31, 2016, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,726,833	$1,630,661	68.1%
Senior Secured Second Lien Debt	272,513	261,987	10.9
Subordinated Debt	81,056	80,540	3.4
Collateralized Securities	274,776	249,582	10.4
Equity/Other	160,360	171,313	7.2
Total	$2,515,538	$2,394,083	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2017
(Unaudited)

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of September 30, 2017. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$1,149,148	Yield Analysis	Market Yield	5.25%	25.00%	8.94%
Senior Secured First Lien Debt (b) (c)	$141,549	Waterfall Analysis	Discount Rate	14.00%	16.00%	N/A
Senior Secured Second Lien Debt (d)	$241,005	Yield Analysis	Market Yield	9.25%	17.19%	11.97%
Subordinated Debt (c) (e)	$37,192	Waterfall Analysis	Discount Rate	8.40%	9.40%	N/A
Subordinated Debt (c) (e)	$3,181	Yield Analysis	Market Yield	12.70%	14.90%	N/A
Collateralized Securities	$168,700	Discounted Cash Flow	Discount Rate	12.00%	39.00%	19.81%
Equity/Other (f)	$51,347	Waterfall Analysis	Discount Rate	8.90%	15.00%	11.33%
Equity/Other (f)	$27,580	Discounted Cash Flow	Discount Rate	2.00%	12.85%	12.45%
Equity/Other (f)	$1,201	Waterfall Analysis	EBITDA Multiple	6.63x	10.00x	8.14x
Equity/Other (f)	$207	Option Pricing Method	Volatility	40.00%	60.00%	55.76%
______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)
The remaining $220.4 million of senior secured first lien debt consisted of $107.8 million which were valued using a Scenario-Based analysis technique factoring in various unobservable inputs, $101.8 million which were valued based on their respective acquisition prices as the investments closed near period end, and $10.8 million which were valued using their respective mark.

(c)	Weighted average not applicable as this asset category contains one investment.

(d)	The remaining $12.8 million of senior secured second lien debt were valued based on their respective acquisition prices as the investments closed near year end.

(e)	The remaining $20.5 million of subordinated debt were valued using a Scenario-Based analysis technique factoring in various unobservable inputs.

(f)	The remaining $22.5 million of equity/other investments were valued using the Current Value Method, factoring in various unobservable inputs.

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2017
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

As of September 30, 2017, the Company had five portfolio companies, which represented eleven portfolio investments, on non-accrual status with a total principal amount of $135.8 million, amortized cost of $124.8 million, and fair value of $48.2 million, which represented 4.9%, 4.9% and 2.0% of the investment portfolio total principal, amortized cost and fair value, respectively. As of December 31, 2016, the Company had six portfolio companies, which represented eight portfolio investments, on non-accrual status with a total principal amount of $136.2 million, amortized cost of $127.6 million, and fair value of $51.2 million which represented 5.0%, 5.1% and 2.1% of the investment portfolio total principal, amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in the consolidated financial statements included in this report for additional details regarding the Company’s non-accrual policy.

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
For the period ended September 30, 2017
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
For the period ended September 30, 2017
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

Transactions with Affiliates

In connection with the closing of the Transaction, an affiliate of BSP purchased $10.0 million of the Company’s common stock based on its net asset value per share in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). On November 7, 2016, the Company issued approximately 1.2 million shares of its common stock to such BSP affiliate.

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

Due (to)/from affiliate

As of September 30, 2017 and December 31, 2016, there were no amounts due (to)/from affiliate.

Other Affiliated Parties

The Adviser is the investment adviser of BDCA. The Adviser is an affiliate of BSP, an SEC registered investment adviser. The Adviser and BSP are under common control. The Adviser is affiliated and under common control with Providence Equity Capital Markets L.L.C. (“PECM”), an SEC registered investment adviser on the BSP platform. The Adviser is affiliated and under common control with Providence Equity Partners L.L.C. (“PEP”), an SEC registered investment adviser. PEP is a global private equity investment adviser and maintains an information barrier between itself and the Adviser, BSP and PECM. The Adviser is affiliated and under common control with Merganser Capital Management, LLC (“Merganser”), an SEC registered investment adviser. BSP, the Adviser, PECM, Merganser and PEP’s respective Form ADV’s are publicly available for review on the SEC Investment Adviser Public Disclosure website.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2017
(Unaudited)

Note 5 — Borrowings

Wells Fargo Credit Facility

On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank as collateral agent, account bank and collateral custodian (the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility, which was subsequently amended on April 26, 2013, September 9, 2013, June 30, 2014, May 29, 2015, November 4, 2015, and May 18, 2017 provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis. The Wells Fargo Credit Facility has a maturity date of May 18, 2022.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2017
(Unaudited)

Citi Credit Facility

On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into a credit facility (the “Citi Credit Facility”) with Citibank, N.A. ("Citi") as administrative agent and U.S. Bank as collateral agent, account bank and collateral custodian. The Citi Credit Facility, which was subsequently amended on October 14, 2015, provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility. The Citi Credit Facility was amended on September 14, 2017 to extend the investment period to November 30, 2017. The Citi Credit Facility has a maturity date of June 27, 2018.

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

UBS Credit Facility

On April 7, 2015, the Company, through a wholly-owned, special-purpose, bankruptcy-remote subsidiary, Helvetica Funding, entered into a debt financing facility with UBS AG, London Branch (“UBS”), pursuant to which $150.0 million has been made available to the Company to fund investments in new securities and for other general corporate purposes (the “UBS Credit Facility”). The UBS Credit Facility was subsequently amended on July 10, 2015 to increase the amount of debt available to the Company under the facility from $150.0 million to $210.0 million. On June 6, 2016, the UBS credit facility was again amended to increase the amount of debt available from $210.0 million to $232.5 million. In addition, the amended facility increased the applicable spread over a three-month LIBOR from 3.90% to 4.05% per annum for the relevant period and increased the permissible percentage of second lien loans from 60% to 70%. Pricing under the transaction is based on three-month LIBOR plus a spread of 4.05% per annum for the relevant period. The UBS Credit Facility has a maturity date of April 7, 2018.

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
For the period ended September 30, 2017
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

As of September 30, 2017, the Company had borrowings of $25.7 million and additional borrowing capacity of $6.5 million under the JPMC PB Account.

The weighted average annualized interest cost for all borrowings for the nine months ended September 30, 2017 and September 30, 2016 was 3.91% and 3.49%, respectively. The average daily debt outstanding for the nine months ended September 30, 2017 and September 30, 2016 was $968.3 million and $883.6 million, respectively. The maximum debt outstanding for the nine months ended September 30, 2017 and September 30, 2016 was $1.1 billion and $945.0 million, respectively.

The following table represents borrowings as of September 30, 2017:

	Level	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Balance Sheet
Wells Fargo Credit Facility	3	5/18/2022	$400,000	$371,152	$(6,662)	$364,490
Citi Credit Facility	3	6/27/2018	400,000	286,003	(544)	285,459
UBS Credit Facility	3	4/7/2018	232,500	232,500	(213)	232,287
Unsecured Notes	3	9/1/2020	100,000	99,078	(366)	98,712
JPMC PB Account	n/a	n/a	32,183	25,673	—	25,673
Totals			$1,164,683	$1,014,406	$(7,785)	$1,006,621

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2017
(Unaudited)

The following table represents borrowings as of December 31, 2016:

	Level	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Balance Sheet
Wells Fargo Credit Facility	3	5/29/2020	$400,000	$298,152	$(2,939)	$295,213
Citi Credit Facility	3	6/27/2018	400,000	286,003	(1,097)	284,906
UBS Credit Facility	3	4/7/2018	232,500	232,500	(517)	231,983
Unsecured Notes	3	9/1/2020	100,000	98,842	(460)	98,382
Totals			$1,132,500	$915,497	$(5,013)	$910,484

The following table represents interest and debt fees for the three and nine months ended September 30, 2017:

	Three months ended September 30, 2017					Nine months ended September 30, 2017
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (3)	Other Fees (4)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (3)	Other Fees (4)
Wells Fargo Credit Facility	(1)	(2)	$3,212	$363	$90	(1)	(2)	$8,440	$861	$593
Citi Credit Facility	L+1.70%	0.50%	2,339	186	137	L+1.70%	0.50%	6,634	552	401
UBS Credit Facility	L+4.05%	n/a	3,177	104	24	L+4.05%	n/a	9,162	309	80
Unsecured Notes	6.00%	n/a	1,580	32	—	6.00%	n/a	4,736	94	7
JPMC PB Account	L+0.90%	n/a	204	—	—	L+0.90%	n/a	239	—	—
Totals			$10,512	$685	$251			$29,211	$1,816	$1,081
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2017
(Unaudited)

The following table represents interest and debt fees for the three and nine months ended September 30, 2016:

	Three months ended September 30, 2016					Nine months ended September 30, 2016
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (5)	Other Fees (6)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (5)	Other Fees (6)
Wells Fargo Credit Facility	(1)	(2)	$2,038	$217	$340	(1)	(2)	$5,909	$864	$926
Deutsche Bank Credit Facility	L+4.25%	(3) (4)	—	—	—	L+4.25%	(3)	679	412	295
Citi Credit Facility	L+1.70%	0.50%	1,813	186	125	L+1.70%	0.50%	5,027	703	447
UBS Credit Facility	L+4.05%	n/a	2,781	99	24	L+4.05%	n/a	7,652	194	38
Unsecured Notes	6.00%	n/a	1,513	32	n/a	6.00%	n/a	4,704	94	n/a
Totals			$8,145	$534	$489			$23,971	$2,267	$1,706
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

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature. The fair value of the Company's Unsecured Notes is derived from market indications provided by Bloomberg Finance L.P. at September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017, the carrying amount of our borrowings approximated their fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2017 and December 31, 2016, our borrowings would be deemed to be Level 3, as defined in Note 3.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2017
(Unaudited)

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below (amounts in thousands):

	Level	Carrying Amount at September 30, 2017	Fair Value at September 30, 2017
Wells Fargo Credit Facility	3	$371,152	$371,152
Citi Credit Facility	3	286,003	286,003
UBS Credit Facility	3	232,500	232,500
Unsecured Notes	3	99,078	100,854
JPMC PB Account	n/a	25,673	25,673
		$1,014,406	$1,016,182

	Level	Carrying Amount at December 31, 2016	Fair Value at December 31, 2016
Wells Fargo Credit Facility	3	$298,152	$298,152
Citi Credit Facility	3	286,003	286,003
UBS Credit Facility	3	232,500	232,500
Unsecured Notes	3	98,842	98,125
		$915,497	$914,780

Note 6 — Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2017, the Company had unfunded commitments on delayed draw term loans of $31.8 million, unfunded commitments on revolver term loans of $26.2 million and unfunded equity capital commitments of $8.7 million. As of December 31, 2016, the Company had unfunded commitments on delayed draw term loans of $35.7 million, unfunded commitments on revolver term loans of $24.7 million and unfunded equity capital commitments of $9.4 million. The unfunded commitments are disclosed in the Company's consolidated schedule of investments. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.

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
For the period ended September 30, 2017
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

Note 8 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through September 30, 2017, the Company sold 194.5 million shares of common stock for gross proceeds of $2.1 billion, including shares purchased by an affiliate of BSP and shares issued under the DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company is no longer issuing new shares except for DRIP shares. As of September 30, 2017, the Company had repurchased 16.0 million shares of common stock through its share repurchase program for payments of $143.6 million.

The following table reflects the common stock activity for the nine months ended September 30, 2017 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	4,906,334	41,961
Share Repurchases	(3,550,326)	(30,239)
	1,356,008	$11,722

The following table reflects the common stock activity for the year ended December 31, 2016 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	1,165,501	$10,000
Shares Issued through DRIP	6,591,972	58,424
Share Repurchases	(9,778,710)	(85,844)
	(2,021,237)	$(17,420)

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2017
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

Through September 30, 2017, the Company had repurchased an aggregate of 16.0 million shares of common stock for payments of $143.6 million. As of December 31, 2016, the Company had repurchased 12.5 million shares of common stock for payments of $113.4 million. Amounts include additional shares tendered for death and disability as permitted.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2017
(Unaudited)

Note 10 — Net Increase (Decrease) in Net Assets

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of September 30, 2017 and December 31, 2016.

The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three and nine months ended September 30, 2017 and September 30, 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$17,288	$(6,747)	$51,369	$48,485
Weighted average common shares outstanding	179,311,957	180,277,765	179,140,235	179,345,395
Net increase (decrease) in net assets resulting from operations per share	$0.10	$(0.04)	$0.29	$0.27

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

From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO and Follow-on. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of September 30, 2017, the Company had accrued $9.5 million in stockholder distributions that were unpaid. As of December 31, 2016, the Company had accrued $13.5 million in stockholder distributions that were unpaid.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2017
(Unaudited)

The table below reflects the cash distributions per share that we have paid on our common stock since January 2016.

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2016:
January 31, 2016	February 3, 2016	$0.07	$8,922	$4,298	$13,220
February 28, 2016	March 1, 2016	0.07	7,014	5,333	12,347
March 31, 2016	April 1, 2016	0.07	7,363	5,718	13,081
April 30, 2016	May 2, 2016	0.07	12,708	(2)	12,706
May 31, 2016	June 2, 2016	0.07	7,582	5,539	13,121
June 30, 2016	July 1, 2016	0.07	7,438	5,304	12,742
July 31, 2016	August 1, 2016	0.07	7,789	5,421	13,210
August 31, 2016	September 1, 2016	0.07	7,908	5,351	13,259
September 30, 2016	October 3, 2016	0.07	7,745	5,127	12,872
October 31, 2016	November 1, 2016	0.07	8,067	5,273	13,340
November 30, 2016	December 1, 2016	0.07	7,947	5,073	13,020
December 31, 2016	January 3, 2017	0.07	8,311	5,205	13,516
			$98,794	$57,640	$156,434
2017:
January 31, 2017	February 3, 2017	$0.07	$7,983	$5,081	$13,064
February 28, 2017	March 1, 2017	0.07	7,250	4,612	11,862
March 31, 2017	April 3, 2017	0.07	8,135	5,060	13,195
April 30, 2017	May 1, 2017	0.07	7,942	4,881	12,823
May 31, 2017	June 1, 2017	0.07	8,270	4,995	13,265
June 30, 2017	July 3, 2017	0.07	8,064	4,813	12,877
July 31, 2017	August 3, 2017	0.06	6,307	3,692	9,999
August 31, 2017	September 1, 2017	0.06	6,223	3,622	9,845
September 30, 2017	October 2, 2017	0.05	6,060	3,477	9,537
			$66,234	$40,233	$106,467

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

Note 12 — Income Tax Information and Distributions to Stockholders

The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC will not be subject to federal income taxes if it meets, certain quarterly asset diversification requirements, annual income composition tests, and distributes dividends for U.S. federal income tax purposes to stockholders each year of an amount generally at least equal to 90% of its “investment company taxable income” as defined in the Code and determined without regard to any deduction for dividends paid. Distributions declared prior to the filing of the previous year’s tax return and paid up to twelve months after the previous tax year can be carried back to the prior year in determining distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its ability to be subject to be taxed as a RIC each year.

Accordingly, no provision for federal income tax has been recorded in the consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2017
(Unaudited)

Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company's 2016, 2015 and 2014 federal tax returns remain subject to examination by the Internal Revenue Service. Interest and penalties related to taxes are classified as other general and administrative on the consolidated statements of operations, if any.

As of September 30, 2017, the Company had a gross deferred tax asset of $2.5 million and a deferred tax liability of $(3.2) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $2.5 million. As of December 31, 2016, the Company had a gross deferred tax asset of $2.3 million and a deferred tax liability of $(2.6) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $2.2 million.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2017
(Unaudited)

Note 13 — Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2017 and September 30, 2016:

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2017	2016
Per share data:
Net asset value, beginning of period	$8.62	$8.97

Results of operations (1) Net investment income	0.45	0.52
Net realized and unrealized gain (loss) on investments, net of deferred taxes	(0.16)	(0.25)
Net increase in net assets resulting from operations	0.29	0.27

Stockholder distributions (2) Distributions	(0.60)	(0.65)
Net decrease in net assets resulting from stockholder distributions	(0.60)	(0.65)

Capital share transactions Issuance of common stock (3)	—	(0.01)
Repurchases of common stock	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	(0.01)
Net asset value, end of period	$8.31	$8.58
Shares outstanding at end of period	178,476,800	180,904,847
Total return (4)	3.36%	3.03%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$1,486,921	$1,555,885
Ratio of net investment income to average net assets (6)(7)	7.43%	8.14%
Ratio of total expenses to average net assets (6)(7)	7.32%	6.67%
Portfolio turnover rate (5)	29.13%	16.70%
______________

(1)	Per share data was derived by using the weighted average shares outstanding during the period.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock mainly from the Company's DRIP.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2017
(Unaudited)

Note 14 – Schedules of Investments and Advances to Affiliates

The following table presents the Schedule of Investments and Advances to Affiliates as of September 30, 2017:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2016	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at September 30, 2017
Control Investments
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (4)	Senior Secured First Lien Debt	$—	$19,708	$—	$—	$—	$(8,414)	$11,294
Kahala Ireland OpCo Designated Activity Company (3)	Senior Secured First Lien Debt	14,542	149,409	140	(8,000)	—	—	141,549
Kahala Ireland OpCo Designated Activity Company - Common Equity (3)	Equity/Other	—	8,180	—	—	—	6,936	15,116
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (3)	Equity/Other	—	3,250	—	(48)	—	48	3,250
Kahala US OpCo LLC (3)	Senior Secured First Lien Debt	120	2,690	—	(2,690)	—	—	—
Kahala US OpCo LLC - Class A Preferred Units (3)	Equity/Other	—	4,000	—	(32)	—	(1,880)	2,088
Park Ave RE Holdings, LLC (2)	Subordinated Debt	3,667	37,192	—	—	—	—	37,192
Park Ave RE Holdings, LLC (2) - Common Shares	Equity/Other	—	6,564	—	—	—	684	7,248
Park Ave RE Holdings, LLC (2) - Preferred Shares	Equity/Other	946	23,645	—	—	—	—	23,645
Total Control Investments		$19,275	$254,638	$140	$(10,770)	$—	$(2,626)	$241,382

Affiliate Investments
Answers Corporation	Senior Secured First Lien Debt	$98	$—	$2,963	$(15)	$—	$(24)	2,924
Answers Corporation	Senior Secured First Lien Debt	(1)	—	17,064	(15,365)	(18,223)	16,524	—
Answers Corporation	Senior Secured First Lien Debt	1	—	2,954	(2,954)	—	—	—
Answers Corporation	Senior Secured Second Lien Debt	271	—	4,079	(24)	3	324	4,382
Answers Corporation	Equity/Other	—	—	11,361	—	—	2,436	13,797
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	369	16,772	—	(3,912)	—	1,183	14,043
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	3	8,868	—	(2,116)	—	(1,621)	5,131
CVP Cascade CLO-2, LTD. Subordinated Notes (7)	Collateralized Securities	191	11,593	—	(10,837)	(2,829)	2,073	—
Danish CRJ LTD.	Senior Secured First Lien Debt	—	20	—	(7)	—	7	20
Danish CRJ LTD.	Equity/Other	—	407	—		—	349	756
Fifth Street Senior Loan Fund LLC 2015-1A Class F	Collateralized Securities	824	8,455	121	—	—	37	8,613
Fifth Street Senior Loan Fund I, LLC - 2015-1A Subordinated Notes	Collateralized Securities	1,747	20,579	—	(1,732)	—	(1,858)	16,989
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	(103)	16,101	—	(2,866)	—	(1,814)	11,421
MidOcean Credit CLO II, LLC Income Notes	Collateralized Securities	1,108	22,419	—	(2,018)	—	(2,454)	17,947

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2017
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2016	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at September 30, 2017
MidOcean Credit CLO III, LLC Subordinated Notes	Collateralized Securities	773	23,341	—	(2,833)	—	(1,462)	19,046
MidOcean Credit CLO IV, LLC Income Notes	Collateralized Securities	869	15,505	—	(1,181)	—	(1,645)	12,679
NMFC Senior Loan Program I, LLC	Equity/Other	5,169	47,057	—	—	—	3,207	50,264
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	3,735	24,491	—	(1,462)	—	2,240	25,269
Ocean Trails CLO V, LTD. (7)	Collateralized Securities	48	29,144	—	(29,128)	906	(922)	—
OFSI Fund VI, Ltd. Subordinated Notes	Collateralized Securities	762	17,354	—	(3,637)	—	(1,154)	12,563
PennantPark Credit Opportunities Fund II, LP	Equity/Other	501	9,788	—	(2,691)	10	312	7,419
Related Fee Agreements (5)	Collateralized Securities	709	9,647	—	(3,052)	42	(1,866)	4,771
South Grand MM CLO I, LLC	Equity/Other	1,791	28,382	—	—	—	(276)	28,106
Silver Spring CLO, Ltd. Subordinated Notes	Collateralized Securities	94	12,007	—	(2,681)	—	1,346	10,672
Squan Holding Corp.	Senior Secured First Lien Debt	1,342	6,895	7,783	(256)	60	(919)	13,563
Twentyeighty, Inc. - First Lien Debt (TLA 3/20)	Senior Secured First Lien Debt	268	—	2,364	—	—	467	2,831
Twentyeighty, Inc. - First Lien Debt (TLB 3/20)	Senior Secured First Lien Debt	659	—	4,283	—	—	354	4,637
Twentyeighty, Inc. - First Lien Debt (TLC 3/20)	Senior Secured First Lien Debt	625	—	3,913	—	—	(255)	3,658
Twentyeighty, Inc. - Class A Common Equity	Equity/Other	—	—	—	—	—	—	—
THL Credit Greenway Fund II LLC	Equity/Other	879	12,850	—	(1,620)	—	1,739	12,969
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	160	12,563	—	(2,387)	—	(1,101)	9,075
Total Affiliate Investments		$22,892	$354,238	$56,885	$(92,774)	$(20,031)	$15,227	$313,545
Total Control & Affiliate Investments		$42,167	$608,876	$57,025	$(103,544)	$(20,031)	$12,601	$554,927
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

(1)	The principal amount and ownership detail are shown in the consolidated schedules of investments.

(2)	This investment was not deemed significant under Regulation S-X as of September 30, 2017.

(3)	This investment was not deemed significant under Regulation S-X as of September 30, 2017.

(4)	This investment was not deemed significant under Regulation S-X as of September 30, 2017.

(5)	Not all Related Fee Agreements shown on the consolidated schedules of investments are Affiliated Investments.

(6)	Gross of deferred taxes.

(7)	Investment no longer held as of September 30, 2017.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2017
(Unaudited)

Dividends and interest for the nine months ended September 30, 2017 attributable to Controlled and Affiliated investments no longer held as of September 30, 2017 was $0 and $0.2 million, respectively.

Realized gain (loss) for the nine months ended September 30, 2017 attributable to Controlled Affiliated investments no longer held as of September 30, 2017 was $0 and $(1.9) million, respectively.

Change in unrealized gain (loss) for the nine months ended September 30, 2017 attributable to Controlled and Affiliated investments no longer held as of September 30, 2017 was $0 and $1.2 million, respectively.

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
For the period ended September 30, 2017
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

(2)
This investment was not deemed significant under Regulation S-X as of December 31, 2016. However, financial information is provided for comparative purposes. As of December 31, 2016, Park Ave RE Holdings LLC had total assets and liabilities of $136.3 million and $110.2 million, respectively. Total revenue and net income for the year ended December 31, 2016 were approximately $13.4 million and $1.9 million, respectively.

(3)
This investment was not deemed significant under Regulation S-X as of December 31, 2016. However, financial information is provided for comparative purposes. As of December 31, 2016, Kahala Ireland OpCo Designated Activity Company had total assets and liabilities of $463.1 million and $463.8 million, respectively. Total revenue and net income for the year ended December 31, 2016 were approximately $93.4 million and $2.2 million, respectively.

(4)
This investment is deemed significant under Regulation S-X as of December 31, 2016. As of December 31, 2016, Capstone Nutrition had total assets and liabilities of $86.0 million and $101.5 million, respectively. Total revenue and net (loss) for the year ended December 31, 2016 were approximately $129.3 million and $(51.6) million, respectively.

(5)	Not all Related Fee Agreements shown on the consolidated schedules of investments are Affiliated Investments.

(6)	Gross of deferred taxes.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2017
(Unaudited)

Note 15 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements except for the following:

DRIP Sales

From October 1, 2017 through the filing of this Form 10-Q, the Company issued 0.8 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $7.1 million.

Dividend Declaration

On November 1, 2017, the Company announced that its board of directors declared monthly cash dividends payable in each of December 2017 and January, February and March 2018. These monthly dividends reflect an annualized distribution rate of $0.65 per share.

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

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues of less than $1 billion, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of September 30, 2017, 81.3% of our portfolio was invested in senior secured loans.

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

Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At September 30, 2017:
Investment Portfolio	$2,458.2
Net Assets attributable to Business Development Corporation of America	1,483.5
Debt (net of deferred financing costs)	1,006.6
Net Asset Value per share	8.31

Portfolio Activity for the Nine Months Ended September 30, 2017:
Cost of investments purchased during period, including PIK	792.2
Sales, repayments and other exits during the period	706.7
Number of portfolio companies at end of period	151

Operating results for the Nine Months Ended September 30, 2017:
Net investment income per share	0.45
Distributions declared per share	(0.60)
Net increase in net assets resulting from operations per share	0.29
Net investment income	80.0
Net realized and unrealized loss on investments	(28.6)
Net increase in net assets resulting from operations	51.4

Portfolio and Investment Activity

During the nine months ended September 30, 2017, we made $787.3 million of investments in new and existing portfolio companies and had $706.7 million in aggregate amount of exits and repayments, resulting in net investments of $80.6 million for the period. The portfolio composition by loan market consisted of 77.1% Middle Market (1), 7.1% Large
Corporate (2), and 15.8% Other (3) investments. In addition, the total portfolio of debt investments at fair value consisted of 92.5% bearing variable interest rates and 7.5% bearing fixed interest rates.
______________

(1) Middle market represents companies with annual revenues of less than $1 billion.
(2) Large corporate represents companies with annual revenues exceeding $1 billion.
(3) Other represents collateralized securities and equity investments.

Our portfolio composition, based on fair value at September 30, 2017 was as follows:

	September 30, 2017
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	69.9%	8.6%
Senior Secured Second Lien Debt	11.4	10.2
Subordinated Debt	2.9	13.9
Collateralized Securities (2)	6.9	7.8
Equity/Other	8.9	N/A
Total	100.0%	8.9%
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

The weighted average risk ratings of our investments based on fair value was 2.35 and 2.18 as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, the Company had five portfolio companies, which represented eleven portfolio investments, on non-accrual status with a total principal amount of $135.8 million, amortized cost of $124.8 million, and fair value of $48.2 million, which represented 4.9%, 4.9% and 2.0% of the investment portfolio total principal, amortized cost and fair value, respectively. As of December 31, 2016, the Company had six portfolio companies, which represented eight portfolio investments, on non-accrual status with a total principal amount of $136.2 million, amortized cost of $127.6 million, and fair value of $51.2 million which represented 5.0%, 5.1% and 2.1% of the investment portfolio total principal, amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding the Company’s non-accrual policy.

RESULTS OF OPERATIONS

Operating results for the three and nine months ended September 30, 2017 and September 30, 2016 was as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Total investment income	$54,845	$62,239	$167,776	$176,729
Total expenses	28,242	29,534	86,437	82,824
Income tax expense, including excise tax	79	1,140	1,349	1,140
Net investment (income) loss attributable to non-controlling interests	(6)	5	—	15
Net investment income	$26,530	$31,560	$79,990	$92,750

 Investment Income

For the three and nine months ended September 30, 2017, total investment income was $54.8 million and $167.8 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 8.9%. Included within total investment income was $0.8 million and $5.9 million, respectively, of fee income for the three and nine months ended September 30, 2017. Fee income consists primarily of prepayment and amendment fees. For the three and nine months ended September 30, 2016, total investment income was $62.2 million and $176.7 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.3 billion and a weighted average current yield of 10.2%. Included within total investment income was $1.3 million and $4.9 million, respectively, of fee income for the three and nine months ended September 30, 2016. Fee income consists primarily of prepayment and amendment fees.

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2017 and September 30, 2016 was as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Management fees	$9,907	$9,544	$29,136	$28,549
Incentive fee on income	3,834	7,890	15,149	14,769
Interest and debt fees	11,448	9,168	32,108	27,944
Professional fees	1,249	1,745	4,073	4,978
Other general and administrative	1,334	627	4,679	5,188
Administrative services	203	203	608	656
Insurance	2	55	9	165
Directors' fees	265	302	675	575
Total operating expenses	$28,242	$29,534	$86,437	$82,824

For the three and nine months ended September 30, 2017, we incurred $9.9 million and $29.1 million, respectively, of management fees, of which the Adviser did not waive any such fees. For the three and nine months ended September 30, 2017, we incurred $3.8 million and $15.1 million, respectively, of incentive fees on income, of which the Adviser did not waive any such fees. For the three and nine months ended September 30, 2016, we incurred $9.5 million and $28.5 million, respectively, of management fees, of which the Adviser did not waive any such fees. For the three and nine months ended September 30, 2016, we incurred $7.9 million and $14.8 million, respectively, of incentive fees on income, of which the Adviser did not waive any such fees.

For the three and nine months ended September 30, 2017, we incurred interest and debt fees of $11.4 million and $32.1 million, respectively. For the three and nine months ended September 30, 2016, we incurred interest and debt fees of $9.2 million and $27.9 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, trustee fees, amortization of deferred financing costs and amortization of discount if applicable related to the Wells Fargo Credit Facility, Citi Credit Facility, UBS Credit Facility, Unsecured Notes and the JPMC PB Account. The increase in interest and debt fees for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 is a result of an increase in the average debt outstanding.

Net Realized Gain and Net Change in Unrealized Appreciation (Depreciation) on Investments

Net realized gain and net change in unrealized appreciation (depreciation) on investments, net of deferred taxes for the three and nine months ended September 30, 2017 and September 30, 2016 were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net realized gain (loss) from investments
Control investments	$—	$—	$—	$—
Affiliate investments	(2,809)	—	(20,031)	180
Non-affiliate investments	2,113	1,289	(15,647)	3,513
Total net realized gain (loss) from investments	(696)	1,289	(35,678)	3,693
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	2,178	(20,373)	(3,017)	(22,369)
Affiliate investments	3,214	6,231	15,227	22,109
Non-affiliate investments	(13,680)	(26,066)	(4,590)	(48,994)
Total net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	(8,288)	(40,208)	7,620	(49,254)
Net change in unrealized (appreciation) depreciation attributable to non-controlling interests	(258)	612	(563)	1,296
Net realized and unrealized loss on investments	$(9,242)	$(38,307)	$(28,621)	$(44,265)

Net realized and unrealized loss on investments, net of deferred taxes, resulted in a net loss of $9.2 million and $28.6 million, respectively, for the three and nine months ended September 30, 2017 compared to a net loss of $38.3 million and $44.3 million, respectively, for the same periods in 2016. We look at net realized gains (losses) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.

The net realized and unrealized loss for the three and nine months ended September 30, 2017 was primarily driven by realized losses on Senior Secured Investment restructurings and sales of Collateralized Securities and unrealized losses in Senior Secured Investments. The net realized and unrealized loss for the three and nine months ended September 30, 2016 was primarily driven by the unrealized depreciation on our Senior Secured First Lien Debt and Common Equity investments.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2017, we recorded a net increase in net assets resulting from operations of $17.3 million and $51.4 million, respectively, versus a net (decrease) increase in net assets resulting from operations of $(6.7) million and $48.5 million, respectively, for the three and nine months ended September 30, 2016. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2017, our per share net increase in net assets resulting from operations was $0.10 and $0.29, respectively, versus a net increase (decrease) in net assets resulting from operations of $(0.04) and $0.27, respectively, for the three and nine months ended September 30, 2016.

Cash Flows

For the nine months ended September 30, 2017, net cash used in operating activities was $37.3 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments. The increase in cash flows used in operating activities was primarily a result of purchases of investments of $787.3 million as well as an increase in receivable for unsettled trades of $28.3 million, partially offset by sales and repayments of investments of $706.7 million.

Net cash used in financing activities of $61.7 million during the nine months ended September 30, 2017 primarily related to repurchases of common stock of $87.8 million and payments of stockholder distributions of $68.5 million, partially offset by net proceeds from the Wells Fargo Credit Facility, Citi Credit Facility and the JPMC PB Account of $98.7 million.

For the nine months ended September 30, 2016, net cash provided by operating activities was $157.9 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments. The increase in cash flows provided by operating activities for the nine months ended September 30, 2016 was primarily due to $462.4 million in sales and repayments of investments, a net increase in unrealized depreciation of $48.4 million, a net increase in net assets of $48.5 million and an increase in unsettled purchases of $3.2 million, offset by cash used in operating activities for purchases of $376.2 million, an increase in unsettled sale proceeds of $15.1 million and payment-in-kind ("PIK") interest of $10.9 million.

Net cash used in financing activities of $91.7 million during the nine months ended September 30, 2016 primarily related to payments of stockholder distributions of $73.9 million and repurchases of common stock of $29.1 million partially offset by net proceeds from the Wells Fargo Credit Facility, Citi Credit Facility and the UBS Credit Facility of $12.9 million.

Recent Developments

Distribution Reinvestment Plan ("DRIP") Sales

From October 1, 2017 through the filing of this Form 10-Q, we issued 0.8 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $7.1 million.

Dividend Declaration

On November 1, 2017, the Company announced that its board of directors declared monthly cash dividends payable in each of December 2017 and January, February and March 2018. These monthly dividends reflect an annualized distribution rate of $0.65 per share.

Liquidity and Capital Resources

We generate cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of September 30, 2017, we had issued 194.5 million shares of our common stock for gross proceeds of $2.1 billion, including shares issued to the BSP affiliate and shares issued pursuant to the DRIP.

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

The table below shows the components of the distributions we have declared and/or paid during the nine months ended September 30, 2017 and 2016 (dollars in thousands).

	For the Nine Months Ended September 30,
	2017	2016
Distributions declared	$106,467	$116,558
Distributions paid	$110,446	$116,899
Portion of distributions paid in cash	$68,485	$73,948
Portion of distributions paid in DRIP shares	$41,961	$42,951

As of September 30, 2017, we had $9.5 million of distributions accrued and unpaid. As of December 31, 2016, we had $13.5 million of distributions accrued and unpaid.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the nine months ended September 30, 2017 and 2016, no portion of our distributions were characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2017 will be reported to stockholders shortly after the end of the calendar year 2017 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.

The following table sets forth the distributions made during the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	For the Nine Months Ended September 30,
	2017	2016
Monthly distributions	$106,467	$116,558
Total distributions	$106,467	$116,558

Taxation as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code commencing with our tax year ended December, 31 2011, and intend to maintain our qualification as a RIC thereafter. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income that we distribute as dividends for U.S. federal income tax purposes to our stockholders. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each tax year, an amount equal to at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss and determined without regard to any deduction for dividends paid, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to state, local and foreign taxes.

Additionally, in order to avoid the imposition of a U.S. federal excise tax, we are required to distribute, in respect of each calendar year, dividends to our stockholders of an amount at least equal to the sum of 98% of our calendar year net ordinary income (taking into account certain deferrals and elections); 98.2% of our capital gain net income (adjusted for certain ordinary losses) for the one year period ending on October 31 of such calendar year; and any net ordinary income and capital gain net income for preceding calendar years that were not distributed during such calendar years and on which we previously did not incur any U.S. federal income tax. If we fail to qualify as a RIC for any reason and become subject to corporate tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders. In addition, we could be required to recognize unrealized gains, incur substantial taxes and interest and make substantial distributions in order to re-qualify as a RIC. We cannot assure stockholders that they will receive any distributions.

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

Investment Advisory Agreement

We entered into an Investment Advisory Agreement on November 1, 2016 under which the Adviser, subject to the overall supervision of our board of directors manages the day-to-day operations of, and provides investment advisory services to us. The Adviser and its affiliates also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. The Adviser and its affiliates serve as investment adviser or sub-adviser to private funds and registered open-end funds, and serves as an investment adviser to a public real estate investment trust. The Adviser’s policies are designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities. In addition, any affiliated fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Adviser or its affiliates.

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at September 30, 2017 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$371,152	$—	$—	$371,152	$—
Citi Credit Facility (2)	286,003	286,003	—	—	—
UBS Credit Facility (3)	232,500	232,500	—	—	—
Unsecured Notes (4)	99,078	—	99,078	—	—
JPMC PB Account (5)	25,673	—	—	—	25,673
Total contractual obligations	$1,014,406	$518,503	$99,078	$371,152	$25,673
______________

(1)	As of September 30, 2017, we had $28.8 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.

(2)	As of September 30, 2017, we had $114.0 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.

(3)	As of September 30, 2017, we had no unused borrowing capacity under the UBS Credit Facility, subject to borrowing base limits.

(4)	As of September 30, 2017, we had no unused borrowing capacity under the Unsecured Notes.

(5)	As of September 30, 2017, we had $6.5 million of unused borrowing capacity under the JPMC PB Account.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2017, we had unfunded commitments on delayed draw term loans of $31.8 million, unfunded commitments on revolver term loans of $26.2 million and unfunded equity capital commitments of $8.7 million. As of December 31, 2016, we had unfunded commitments on delayed draw term loans of $35.7 million, unfunded commitments on revolver term loans of $24.7 million and unfunded equity capital commitments of $9.4 million. The unfunded commitments are disclosed in our consolidated schedule of investments. We believe we maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.

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

Revenue Recognition

Interest Income

Investment transactions are accounted for on the trade date. Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discount and premium on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discount and amortization of premium on investments.

We have a number of investments in Collateralized Securities. Interest income from investments in the “equity” class of these Collateralized Securities (in our case, preferred shares or subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC Paragraph 325-40-35, Beneficial

Interests in Securitized Financial Assets. We monitor the expected cash inflows from our equity investments in Collateralized Securities, including the expected principal repayments. The effective yield is determined and updated quarterly.
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
Payment-in-Kind Interest/Dividends

We hold debt and equity investments in its portfolio that contain PIK interest and dividend provisions. The PIK interest and PIK dividend, which represent contractually deferred interest or dividends that add to the investment balance that is generally due at maturity, are generally recorded on the accrual basis.

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

As of September 30, 2017, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 3.56% and fixed rate debt, bearing an interest rate of 6.00% with a total carrying value of $1,014.4 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points assuming that our current statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 25 Basis Points	(1.54)%
Base Interest Rate	—%
(+) 100 Basis Points	6.16%
(+) 200 Basis Points	12.32%

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2017, we are not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.

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

Loans of CLOs may be sold and replaced, resulting in a loss to us.

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

We may in the future purchase residual or subordinated interests in CLOs or certain other non-U.S. equity investments that are treated for U.S. federal income tax purposes as shares in a ‘‘passive foreign investment company’’ (a ‘‘PFIC’’). If we acquire shares in a PFIC (including equity tranche investments in CLOs that are PFICs), we may be subject to U.S. federal income tax on a portion of any ‘‘excess distribution’’ or gain from the disposition of such shares even if such income is distributed as a taxable distribution by us to our stockholders. Certain elections may be available to mitigate or eliminate such tax on excess distributions, but such elections (if available) will generally require us to recognize our share of the PFICs income for each year regardless of whether we receive any distributions from such PFICs. We must nonetheless receive distributions from the entity qualifying as a PFIC in the same tax year with respect to such income to maintain our status as a RIC.

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

Proposed regulations may impact our ability to qualify as a RIC if we do not receive timely distributions from certain of our CLO and other non-U.S. equity investments.

As discussed above, we may be required to include in our income our proportionate share of the income of certain CLO and other non-U.S. investments to the extent that such CLOs or foreign entities are PFICs for which we have made a qualifying electing fund (‘‘QEF’’) election or are CFCs. To qualify as a RIC, we must, among other thing, derive in each taxable year at least 90% of our gross income from certain sources specified in the Code (the ‘‘90% Income Test’’). Although the Code generally provides that the income inclusions from a QEF or a CFC will be ‘‘good income’’ for purposes of this 90% Income Test to the extent that the QEF or the CFC distribute such income to us in the same taxable year to which the income is included in our income, the Code does not specifically provide whether these income inclusions would be ‘‘good income’’ for this 90% Income Test if we do not receive distributions from the QEF or CFC during such taxable year. Recently, the IRS and U.S. Treasury Department issued proposed regulations that provide that the income inclusions from a QEF or a CFC would be good income for purposes of the 90% Income Test unless we receive a cash distribution from such entity in the same tax year attributable to the included income inclusions. The proposed regulations, if adopted, would apply to tax years beginning on or after 90 days after the regulations are published as final. If such regulations are finalized, we may be restricted in our ability to make QEF elections with respect to CLOs and other non-U.S. equity investments treated as PFICs as well as many need to limit and/or manage our holdings in issuers that could be treated as PFICs or CFCs in order to mitigate the risk that we do not qualify as a RIC.

The Collateralized Securities in which we invest may be subject to U.S. withholding tax if they fail to comply with certain reporting requirements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	November 9, 2017
/s/ Corinne D. Pankovcin Corinne D. Pankovcin	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 9, 2017