Form 10-K
period 2017-12-31
Business Development Corp of America
filed 2018-03-22
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (check one):

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

There were 178,291,924 shares of the Registrant’s common stock outstanding as of March 21, 2018.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

PART I

ITEM 1. BUSINESS

GENERAL

Business Development Corporation of America (“BDCA,” or the “Company,” which may also be referred to as “we,” “us,” or “our”) is an externally managed, non-diversified closed-end management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
We were incorporated in Maryland in May 2010 and commenced our initial public offering (the “IPO”) on January 25, 2011. As of December 31, 2017, we had approximately $2.7 billion of total assets.
We are externally managed by our investment adviser, BDCA Adviser, LLC (the “Adviser”), a subsidiary of Benefit Street Partners LLC (“BSP”), a leading credit-focused alternative asset management firm. We believe we benefit from the significant investment platform, personnel, scale and resources of our Adviser and BSP. Our investment activities are managed by the Adviser, and supervised by our board of directors, a majority of whom are independent of the Adviser and its affiliates. As a BDC, we are required to comply with certain regulatory requirements. See “Regulation” for discussion of BDC regulation and other regulatory considerations.
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues up to $1 billion, although we may invest in larger or smaller companies. We also purchase interests in loans or corporate bonds through secondary market transactions. As of December 31, 2017, 80.5% of our portfolio was invested in senior secured loans.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. We may also invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles (“Collateralized Securities” or “CLOs”). For a discussion of the risks inherent in our portfolio investments, please see the discussion under Part I, Item 1A. “Risk Factors”.
We co-invest, subject to the conditions included in the exemptive order we received from the U.S. Securities and Exchange Commission (the “SEC”), with certain of our affiliates. See “Material Conflicts of Interests” below. We believe that such co-investments afford us additional investment opportunities and an ability to achieve greater diversification.
ABOUT OUR ADVISER AND BSP

BDCA Adviser, LLC, our investment adviser, is served by BSP’s origination, investment and portfolio management team. In total, BSP consists of over 90 investment professionals and over 150 total employees as of December 31, 2017. The Adviser, a Delaware limited liability company, is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is a subsidiary of BSP, which is also registered as an investment adviser under the
Advisers Act.

BSP is a leading credit-focused alternative asset management firm with over $24 billion in assets under management as of February 28, 2018. Established in 2008, the BSP platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies, including high yield, levered loans, private/opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass BSP’s robust platform.

Our investment committee consists of Thomas Gahan, Chief Executive Officer of BSP, Michael Paasche, Senior
Managing Director of BSP, and Blair D. Faulstich, Senior Portfolio Manager for Private Debt, each with over 20 years of experience in the financial services industry and substantial experience in originating, underwriting and structuring credit investments.

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

BUSINESS STRATEGY

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior secured debt investments and mezzanine debt issued by middle market companies.

We have adopted the following business strategy to achieve our investment objectives:

•
Utilize the experience and expertise of the principals of our Adviser and BSP. Certain principals of our Adviser and BSP have a broad network of contacts with financial sponsors, commercial and investment banks and leaders within a number of industries that we believe produce significant proprietary investment opportunities outside the normal banking auction process.

•
Focus on middle market companies with stable cash flow. We believe that middle market lending is less competitive than the broadly syndicated loan market, and this is one factor that allows us to negotiate favorable investment terms. Such favorable terms include higher debt yields, more significant covenant protection and greater equity participation than typical of transactions involving larger companies. We generally invest in established companies with positive cash flow. We believe these companies possess better risk-adjusted return profiles than newer companies that are building management expertise or in the early stages of building a revenue base. These middle market companies represent a significant portion of the U.S. economy and often require substantial capital investment to grow their businesses.

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

•
Focus on long-term credit performance and principal protection. We structure our customized loan investments on a relatively conservative basis with high cash yields, security interests (preferably first lien) where possible, cash origination fees, and appropriate leverage levels. We seek strong deal protection for our customized debt investments, including default penalties, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe these protections reduce our risk of capital loss.

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

•
Ability to exert meaningful influence. We target investment opportunities in which we will be the lead investor where we can add value through active participation. Our focus is typically on first lien investments.

•
Experienced management team. We will require that our portfolio companies have an experienced management team. We also seek to invest in companies that have a strong equity incentive program in place that properly aligns the interests of management with such company’s investors.

•	Strong franchises and sustainable competitive advantages. We seek to invest in companies with proven products and/ or services and strong regional or national operations.

•	Diverse customer bases and product offerings. We seek to invest in companies with diverse customer bases and product offerings.

While we believe that the criteria listed above are important in identifying and investing in companies, not all of these criteria will be met by each company in which we invest.

INVESTMENT STRUCTURE
Once we have determined that a company is suitable for investment, we work with its management and its other capital providers to structure our investment in the company. We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the company’s capital structure. We structure our investments as described below.

First Lien Loans.  When we structure investments in senior secured loans, we obtain security interests in the assets of the company as collateral in support of the repayment of such loans. This collateral may take the form of first-priority liens on the assets of the company.

Second Lien Loans.  We structure these investments as junior, secured loans. We obtain security interests in the assets of the company as collateral in support of the repayment of such loans. This collateral may take the form of second priority liens on the assets of the company.
Subordinated Loans.  We structure these investments as unsecured, subordinated loans that provide for relatively high, fixed interest rates that provide us with current interest income. Subordinated loans rank senior only to a company’s equity securities and rank junior to all of such company’s other indebtedness in priority of payment. These loans typically have interest-only payments (often representing a combination of cash pay and payment-in-kind (“PIK”) interest) in the early years. Subordinated loan investments are generally more volatile than secured loans and may involve a greater risk of loss of principal. In addition, the PIK feature of many subordinated loans, which effectively operates as negative amortization of loan principal, increases credit risk exposure over the life of the loan.
Warrants and Minority Equity Securities.  In some cases, we may purchase minority equity interests or receive nominally priced warrants or options to buy a minority equity interest in the company in connection with a loan. This can allow us to achieve additional investment return from an equity interest. We may structure such warrants to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the company, upon the occurrence of specified events.

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

PORTFOLIO ASSET QUALITY
Our Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Adviser grades the credit risk of all debt investments on a scale of 1 to 5 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio debt investment relative to the inherent risk at the time the original debt investment was made (i.e., at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors.

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

Our internal performance ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.

The weighted average risk ratings of our investments based on amortized cost were 2.32 and 2.18 as of December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017, we had four portfolio companies, which represented eight portfolio investments, on non-accrual status with a total principal amount of $120.2 million, amortized cost of $97.6 million, and fair value of $21.0 million. These amounts represented 4.0%, 3.8% and 0.8% of our investment portfolio's total principal, amortized cost and fair value, respectively. We are currently evaluating potential value recovery alternatives for these investments. As of December 31, 2016, we had six portfolio companies, which represented eight portfolio investments, on non-accrual status with a total principal amount of $136.2 million, amortized cost of $127.6 million, and fair value of $51.2 million. These amounts represented 5.0%, 5.1% and 2.1% of our investment portfolio's total principal, amortized cost and fair value, respectively.

The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Internal Performance Rating	Investments at Fair Value (in thousands)	Percentage of Total Investments	Investments at Fair Value (in thousands)	Percentage of Total Investments
1	$93,721	3.7%	$29,635	1.2%
2	1,474,982	58.9%	1,919,186	80.2%
3	603,509	24.1%	168,646	7.0%
4	76,329	3.1%	48,928	2.0%
5	21,040	0.8%	56,376	2.4%
Not rated	233,942	9.4%	171,312	7.2%
Total	$2,503,523	100.0%	$2,394,083	100.0%

DETERMINATION OF NET ASSET VALUE

The Adviser, acting pursuant to delegated authority from, and under the oversight of our board of directors, assists the board of directors in its determination of the net asset value (“NAV”) of our investment portfolio each quarter. Securities for which market quotations are readily available are valued at the reported closing price on the valuation date. Securities for which market quotations are not readily available are valued at fair value as determined in good faith by our board of directors. In connection with that determination, our Adviser facilitates the preparation, through the use each quarter of independent valuation firms, portfolio company valuations using relevant inputs, including but not limited to, indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts.
We classify the fair value measurements of our assets and liabilities into a fair value hierarchy in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The guidance defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:
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

Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K (the “Annual Report”) refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on our consolidated financial statements. Below is a description of factors that our board of directors may consider when valuing our debt and equity investments.
Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. We may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we determine whether the quote obtained is readily available according to U.S.

generally accepted accounting principles (“U.S. GAAP”) to determine the fair value of the security. If determined to be readily available, we use the quote obtained.
Investments without a readily available market quotation are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.
For an investment in an investment fund that does not have a readily determinable fair value, we measure the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of ASC Topic 946, Financial Services - Investment Companies, as of our measurement date.
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

DETERMINATIONS IN CONNECTION WITH OFFERINGS

Although we are no longer offering shares of our common stock in a continuous public offering, we may, from time to time, elect to issue shares of our common stock in private placements. We are prohibited under the 1940 Act from selling our shares of common stock at a public offering price, after deducting selling commissions and dealer manager fees, that is below our net asset value per share unless we obtain prior board of directors and stockholder approval. On May 19, 2017, we received stockholder approval to sell shares of our common stock in an amount not to exceed 25% of our then-outstanding common stock immediately prior to each such sale at a price below our then-current NAV, subject to certain conditions. In connection with any issuance of our common stock, our board of directors or a committee thereof review the then current public offering price per share, if available, against the current estimated net asset value per share to ensure that we are not selling shares of our common stock at a price that, after deducting selling commissions and dealer manager fees, was below our net asset value per share. If shares are to be sold at a price below our net asset value per share pursuant to shareholder approval thereof, then a majority of our directors who have no financial interest in the sale and a majority of such directors who are not interested persons of us or the Adviser have determined that any such sale would be in our best interests and those of our stockholders.
In reviewing our offering price in connection with any closing, the board of directors or a committee thereof expects to consider the following factors, among others, in making such determination:

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

Importantly, this determination requires that we calculate net asset value per share within 48 hours of each closing. In addition, it involves a determination by the board of directors or a committee thereof that we are not selling shares at a price that, after deducting selling commissions and dealer manager fees, is below the then current net asset value per share at the time at which the sale of shares is made. To the extent that there is even a remote possibility that we may issue shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, is below the then current net asset value per share, the board of directors or a committee thereof will elect either to postpone the closing until such time that there is no longer the possibility of the occurrence of such event or to undertake to change the offer price.

These processes and procedures are part of our compliance policies and procedures. We record all determinations described in this section, and these records are maintained with other records we are required to maintain under the 1940 Act.
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
Responsibilities of the Adviser
Subject to the overall supervision of our board of directors, our Adviser manages the day-to-day operations of, and provides investment advisory and management services to us. Under the terms of our Investment Advisory Agreement, our Adviser, among other things:

•	Determines the composition and allocation of our portfolio, the nature and timing of the changes in our portfolio and the manner of implementing such changes;

•	Identifies, evaluates and negotiates the structure of the investments we make;

•	Executes, monitors and services our investments;

•	Determines the securities and other assets that we will purchase, retain, or sell;

•	Performs due diligence on prospective portfolio companies; and

•	Provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.

Our Adviser’s services under the Investment Advisory Agreement are not exclusive, and they are free to furnish similar services to other entities so long as their services to us are not impaired.
Compensation of the Adviser
Pursuant to the Investment Advisory Agreement and for the investment advisory and management services provided thereunder, we pay our Adviser a base management fee and an incentive fee.
Base Management Fee
The base management fee is calculated at an annual rate of 1.5% of our average gross assets. The base management fee is payable quarterly in arrears. Average gross assets are calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. All or any part of the base management fee not taken as to any quarter is deferred without interest and may be taken in such other quarter as the Adviser will determine. However, any deferred base management fee must be taken within three calendar years of the date on which such fee was first payable by us. The base management fee for any partial month or quarter is appropriately pro-rated.
Incentive Fees
The incentive fee consists of two parts. The first part is referred to as the incentive fee on income and it is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement with BSP and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The payment of the incentive fee on income is subject to payment of a preferred return to investors each quarter, expressed as a quarterly rate of return on the value of our net assets at the end of the most recently completed calendar quarter, of 1.75% (7.00% annualized), subject to a “catch up” feature (as described below). The calculation of the incentive fee on income for each quarter is as follows:

•
No incentive fee on income is payable to the Adviser in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the preferred return rate of 1.75%, or 7.00% annualized (the “Preferred Return”), on net assets;

•
100% of our Pre-Incentive Fee Net Investment Income, if any, that exceeds the preferred return but is less than or equal to 2.1875% in any calendar quarter (8.75% annualized) is payable to the Adviser. This portion of our incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 20% on all of our Pre-Incentive Fee Net Investment Income when our Pre-Incentive Fee Net Investment Income reaches 2.1875% (8.75% annualized) in any calendar quarter; and

•
For any quarter in which our Pre-Incentive Fee Net Investment Income exceeds 2.1875% (8.75% annualized), the incentive fee on income equals 20% of the amount of our Pre-Incentive Fee Net Investment Income, as the Preferred Return and catch-up will have been achieved.

The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” is an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to our liquidation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). This fee equals 20.0% of our incentive fee capital gains, which equals our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.
Payment of our expenses
All investment professionals and staff of the Adviser and BSP, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of such personnel allocable to such services (including health insurance, 401(k) plan benefits, payroll taxes and other compensation related matters), are provided and paid for by the Adviser. We bear all other costs and expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	expenses deemed to be “organization and offering expenses” of the Company for purposes of Conduct Rule 2310(a)(12) of the Financial Industry Regulatory Authority, or FINRA;

•	amounts paid to third parties for administrative services;

•	amounts paid to third party experts relating to the investigation and monitoring of our investments;

•	the cost of calculating our net asset value;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	management and incentive fees payable pursuant to the Investment Advisory Agreement;

•	fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events);

•	federal and state registration fees;

•	any exchange listing fees;

•	federal, state, and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	costs of proxy statements;

•	stockholders’ reports and notices;

•	costs of preparing government filings, including periodic and current reports with the SEC;

•	fidelity bond, liability insurance and other insurance premiums;

•	printing and mailing; and

•	independent accountants and outside legal costs.

We reimburse the Adviser for all of our expenses incurred by the Adviser as well as the actual cost of goods and services used for or by us and obtained from entities not affiliated with the Adviser. The Adviser may be reimbursed for the administrative services performed by it on our behalf; provided, however, the reimbursement shall be an amount equal to the lower of the Adviser’s actual cost or the amount we would be required to pay third parties for the provision of comparable administrative services in the same geographic location; and provided, further, that such costs are reasonably allocated to us on the basis of assets, revenues, time records or other method conforming with generally accepted accounting principles. No reimbursement shall be permitted for services for which the Adviser is entitled to compensation by way of a separate fee.
Duration and termination
The Adviser serves as our investment adviser pursuant to the Investment Advisory Agreement. The Investment Advisory Agreement was approved most recently by our shareholders effective November 1, 2016. Unless terminated earlier, it will remain in effect until November 2018 and then continue in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. Any termination by us must be authorized either by our board of directors or by vote of our stockholders.
In determining to approve the Investment Advisory Agreement, our board of directors requested information from the Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality and extent of services performed by the Adviser, the Adviser’s ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable BDCs that engage in similar investing activities, the Adviser’s profitability, any economies of scale, and any other benefits of the relationship for the Adviser. Based on the information reviewed and the considerations detailed above, our board of directors, including all of our directors who are not interested persons of us or the Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Investment Advisory Agreement as being in the best interests of our stockholders.

Indemnification

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Adviser and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Investment Advisory Agreement or otherwise as our investment adviser.

ADMINISTRATION AGREEMENTS
On March 18, 2011, we entered into a fund administration servicing agreement and a fund accounting servicing agreement with U.S. Bancorp Fund Services, LLC (the “Administrator”). Our Administrator provides the administrative services, such as accounting, financial reporting, legal and compliance support and investor relations support, necessary for us to operate.
On November 1, 2016, we entered into an administration agreement with BSP (the “Administration Agreement”), pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other.

COMPLIANCE
We, along with our Adviser, have adopted and implemented written policies and procedures reasonably designed to prevent violations of the federal securities laws, and our board of directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation. Guy Talarico, our Chief Compliance Officer, is the Chief Executive Officer of Alaric Compliance Services, LLC, and serves as our Chief Compliance Officer under the terms of an agreement between BDCA and Alaric Compliance Services, LLC.
COMPETITION
Our primary competition in providing financing for acquisitions, buyouts and recapitalizations of middle market companies will include other BDCs, public and private buyout and other private equity funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds as well as access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We expect to use the industry information of the Adviser’s investment professionals, to which we have access, to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we expect that our relationships and those of the Adviser and BSP will enable us to discover, and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest.
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
Asset Coverage

We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with Wells Fargo, Citi, JP Morgan Securities LLC and UBS and have sold $250.0 million in aggregate principal of unsecured notes.

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

iv.	is a small and solvent company having total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million
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

Our code of ethics is posted on our website at http://www.bdcofamerica.com and was filed with the SEC as an exhibit to the registration statement. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549.
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

In order to qualify to be treated as a RIC for U.S. federal income tax purposes, we must, among other things: qualify to be treated as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year; meet the Annual Distribution Requirement; derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or currencies. or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a “qualified publicly traded partnership” as defined in the Code (the “90% Income Test”); and diversify our holdings so that at the end of each quarter of the taxable year: (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and (ii) no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships,” or the Diversification Tests.
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

In connection with the closing of the Transaction, we terminated our previous administration agreement and entered into a new administration agreement with BSP on November 1, 2016. In connection with the Administration Agreement, BSP will provide us with office facilities and administrative services.

Co-Investment Relief
The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. The SEC staff has granted us exemptive relief that allows us to enter into certain negotiated co-investment transactions alongside other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
Transactions with Affiliates
On November 7, 2016, we issued approximately 1.2 million shares of our common stock to an affiliate of BSP. The affiliate purchased $10.0 million of our common stock based on our net asset value per share as of September 30, 2016 in a private placement in reliance on Section 4(a)(2) of the Securities Act.
AVAILABLE INFORMATION
We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. You may inspect and copy these reports, proxy statements and other information at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information filed electronically by us with the SEC at http:// www.sec.gov. Our Internet address is http://www.bdcofamerica.com. We make available free of charge on our Internet website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before making an investment in the Company, you should carefully consider the following risk factors. The risks and uncertainties set forth below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial may also impair our business operations. If any of the following risks were to occur, our business, financial condition or could be materially adversely affected. In such case, the net asset value of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure
Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States (“U.S.”) and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the U.S. and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In June 2016, the United Kingdom (“U.K.”) held a referendum in which voters approved an exit from the European Union (“Brexit”), and, accordingly, on February 1, 2017, the U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, and volatility in the Chinese stock markets and global markets for commodities may have a severe impact on the worldwide and U.S. financial markets.

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

Future disruptions or instability in capital markets could negatively impact our ability to raise capital, and have a material adverse effect on our business, financial condition and results of operations.

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

Future volatility and dislocation in the capital markets could create a challenging environment in which to raise or access capital. For example, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our consolidated financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, complies with the threshold set forth in the 1940 Act (currently at least 200% immediately after such borrowing). Equity capital may also be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.
Uncertainty with respect to the financial stability of the United States and several countries in the European Union (“EU”) could have a significant adverse effect on our business, financial condition and results of operations.

In August 2011, Standard & Poor Financial Services LLC’s Ratings Services (“S&P”) lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA +,” which was affirmed by S&P in June 2013. Moody’s Investor Service, Inc. and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating. In addition, the economic downturn and the significant government interventions into the financial markets and fiscal stimulus spending over the last several years have contributed to significantly increased U.S. budget deficits. Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. On February 9, 2018, the federal debt limit was suspended until March 1, 2019. If, prior to such date, legislation increasing the debt ceiling is not enacted and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations, which could negatively impact the U.S. economy and our portfolio companies. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions, further downgrades or warnings by S&P or other rating agencies, and the U.S. government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. In January 2012, S&P lowered its long-term sovereign credit rating for France, Italy, Spain and six other European countries, which has negatively impacted global markets and economic conditions. In addition, in April 2012, S&P further lowered its long-term sovereign credit rating for Spain. While the financial stability of such countries has improved, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of U.S. and European financial institutions. Market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, could negatively impact the global economy, and there can be no assurance that assistance packages will be available, or if available, will be sufficient to stabilize countries and markets in Europe. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, or other credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

It is unclear how increased regulatory oversight and changes in the method for determining London Inter-bank Offered Rate ("LIBOR") may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition.

As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association, or BBA, member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR, and there are ongoing investigations by regulators and governmental authorities in various jurisdictions. Following a review of LIBOR conducted at the request of the U.K. government, on September 28, 2012, recommendations for reforming the setting and governing of LIBOR were released, which are referred to as the Wheatley Review. The Wheatley Review made a number of recommendations for changes with respect to LIBOR, including the introduction of S-5 statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the BBA to an independent administrator, changes to the method of the compilation of lending rates and new regulatory oversight and enforcement mechanisms for rate-setting and a reduction in the number of currencies and tenors for which LIBOR is published. Based on the Wheatley Review and on a subsequent public and governmental consultation process, on March 25, 2013, the U.K. Financial Services Authority (“FCA”) published final rules for the U.K. Financial Conduct Authority’s regulation and supervision of LIBOR, which are referred to as the FCA Rules. In particular, the FCA Rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts of interest policy and appropriate systems and controls. The FCA Rules took effect on April 2, 2013. It is uncertain what additional regulatory changes or what changes, if any, in the method of determining LIBOR may be required or made by the U.K. government or other governmental or regulatory authorities. Accordingly, uncertainty as to the nature of such changes may adversely affect the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. On July 27,

2017, the Chief Executive of the FCA announced that LIBOR would be phased out of use after the calendar year ending 2021. It is uncertain what the effect of such phase out will be on financial instruments that utilize LIBOR or what the form any replacement index will take. The process of phasing out LIBOR, in addition to, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

Prior to the onset of the financial crisis, CLOs, a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles, comprised a substantial portion of the market for purchasing and holding senior secured and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. While prices have appreciated measurably in recent years, conditions in the large corporate leveraged loan market may experience similar disruptions or distortions in the future, which may cause pricing levels to decline similarly or be volatile. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of debt securities we hold, which could have a material adverse impact on our business, financial condition and results of operations.

Our ability to achieve our investment objective depends on our Adviser’s and its affiliates’ ability to manage and support our investment process. If our Adviser were to lose any members of its senior management team, our ability to achieve our investment objective could be significantly harmed.

We are externally managed and depend upon the investment expertise, diligence, skill and network of business contacts of our Adviser. We also depend, to a significant extent, on our Adviser’s access to the investment professionals and the information and deal flow generated by such investment professionals in the course of its investment and portfolio management activities. Our Adviser evaluates, negotiates, structures, closes, monitors and services our investments. Our success depends to a significant extent on the continued service and coordination of our Adviser, including its key professionals. The departure of a significant number of our Adviser’s or its affiliates’ key professionals could have a materially adverse effect on our ability to achieve our investment objective. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Adviser or its affiliates or other companies advised by our Adviser and its affiliates could create adverse publicity and adversely affect us and our relationship with investment banks, business brokers, loan syndication and trading desks and other investment counterparties. In addition, we can offer no assurance that our Adviser will remain our investment adviser or that we will continue to have access to our Adviser’s or its affiliates’ investment professionals or their information and deal flow.

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

We will compete for investments with other BDCs and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, also make investments in middle market private U.S. companies. As a result of these new entrants, competition for investment opportunities in private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. We believe a significant part of our competitive advantage stems from the fact that the market for investments in private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there are no readily available market quotations, at fair value, as determined by our board of directors. However, the majority of our investments are not publicly traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith by our board of directors.

The determination of fair value, and thus the amount of unrealized losses we may incur in any year, is to a degree subjective, and our Adviser has a conflict of interest in providing input to the board of directors in making this determination. We expect to value our securities quarterly at fair value as determined in good faith by our board of directors based on input from our Adviser and at such other times as may be required to comply with the requirements of the 1940 Act. Our board of directors may utilize the services of an independent third-party valuation firm to aid it in determining the fair value of any securities. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments on indebtedness and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value by our board of directors may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments. See “Item 1. Business - Determination of Net Asset Value.”
Our board of directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval if it determines that doing so will be in the best interests of stockholders. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds of our offering and may use the net proceeds from our offering in ways with which our stockholders may not agree or for purposes other than those contemplated at the time of our offering.

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

We are subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and the related rules and regulations promulgated by the SEC. Under current SEC rules, our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. This process requires us to incur significant additional expenses and diverts management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

We depend upon information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of our common stock and our ability to pay distributions.

We depend upon the communications and information systems of the Adviser and its affiliates as well as certain other third-party service providers. We, and our third-party service providers, are susceptible to operational and information security risks. While our third-party service providers have procedures in place with respect to information security, their technologies may become the target of cyber attacks or information security breaches that could result in the unauthorized gathering, monitoring, release, misuse, loss or destruction of our and/or our stockholders’ confidential and other information, or otherwise disrupt our operations or those of our third-party service providers. Disruptions or failures in the physical infrastructure or operating systems that our third-party service providers, cyber attacks or security breaches of the networks, systems or devices that our third-party service providers use to service our operations, or disruption or failures in the movement of information between service providers could disrupt and impact the service providers’ and our operations, potentially resulting in financial losses, the inability of our stockholders to transact business and of us to process transactions, inability to calculate our NAV, misstated or unreliable financial data, violations of applicable privacy and other laws, regulatory fines, penalties, litigation costs, increased insurance premiums, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. Our third-party service providers’ policies and procedures with respect to information security have been established to seek to identify and mitigate the types of risk to which we and our third-party service providers are subject. As with any risk management system, there are inherent limitations to these policies and procedures as there may exist, or develop in the future, risks that have not been anticipated or identified. There can be no assurance that we or our third-party service providers will not suffer losses relating to information security breaches (including cyber attacks) or other disruptions to information systems in the future.

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
A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can result in third parties gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As reliance on technology in our industry has increased, so have the risks posed to the systems of our Adviser and other parties that provide us with services essential to our operations, both internal and those that have been outsourced. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target. In some cases such attacks and intrusions are designed not to be detected and, in fact, may not be detected.
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

•	result in liability to us for claims by stockholders and third-parties;

•	require significant management attention and resources to remedy any damages that result; or

•	adversely impact our reputation among investors.

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

It could be determined that our Adviser is serving as a joint bookrunner in connection with offerings of loans or other securities in connection with providing investment advisory services to us in connection with our ongoing operations and the management of our portfolio. A joint bookrunner is one of multiple lead managers of a securities issuance which syndicates the issuance of securities with other bookrunners and syndicate firms to lower the risk of selling the security for each syndicate member. In acting as a joint bookrunner, our Adviser may be required to perform due diligence on certain offerings before they are syndicated and sold, subjecting our Adviser to underwriter liabilities under federal securities laws in connection with the offer and sale of such securities. Furthermore, in leading an underwriting syndicate, our Adviser, in acting as a joint bookrunner, could be obligated to sell a large portion of an offering of securities should it be unable to put together a substantial enough underwriting syndicate, perhaps obligating it to hold such security for a longer period of time than it had originally anticipated. By being deemed a joint bookrunner, our Adviser would be obligated to perform duties for other lenders or investors while still managing our portfolio, thus reducing the amount of time it allocates to us and subjecting it to potential liabilities and financial obligations.

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

We expect that any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. Pursuant to the Investment Advisory Agreement, our Adviser will not be under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the debt instrument that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

Moreover, to the extent that we are required to recognize in our taxable income such interest income that has been accrued but not yet paid, our payment of incentive fees to the Adviser on such income may make it difficult to meet (or may further amplify existing difficulties in meeting) the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. Federal income tax. For additional discussion regarding the tax implications of a RIC, see “Risk Factors - We may be subject to corporate-level U.S. federal taxes if we fail to maintain our qualification as a RIC.”

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

We pay management and incentive fees to our Adviser and reimburse our Adviser for certain expenses it incurs on our behalf. In addition, investors in our common stock invest on a gross basis and receive distributions on a net basis after expenses, resulting in a lower rate of return than one might achieve through direct investments.

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

The incentive fee payable by us to our Adviser may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which this incentive fee is determined may encourage the Adviser to use leverage to increase the return on our investments. In addition, the fact that our management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage our Adviser to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

In selecting and structuring investments appropriate for us, our Adviser will consider our investment and tax objectives and those of our stockholders as a whole, not the investment, tax or other objectives of any stockholder individually.

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

Our Adviser can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Adviser has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our Adviser were to resign, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

Our Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Administrator has the right to resign under the New Administration Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by our Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

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

We may need to access the capital markets periodically to raise cash to fund new investments. We may also issue “senior securities,” including borrowing money from banks or other financial institutions, in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability compared to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution.

We have incurred leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from being subject to tax as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below net asset value per share, which may be a disadvantage as compared to other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if (1) our board of directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and (2) our stockholders in general, as well as those stockholders that are not affiliated with us approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates is restricted.

The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. Unless otherwise provided in the allocation policy, if an investment opportunity is appropriate for both us and other investment funds, the investment opportunity requires more than the price to be negotiated and cannot be effected pursuant to the terms of our Order, the investment opportunity will be made available to the other investment fund or us on an alternating basis based on the date of closing of each such investment opportunity and each fund’s available capital. As a result, the Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although the Adviser and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Adviser or its affiliates.

On August 5, 2015, we received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by the Adviser or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. We believe that co-investment by us and accounts sponsored or managed by the Adviser and its affiliates affords us additional investment opportunities and an ability to achieve greater diversification.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of shares of our common stock will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. In order to maintain our RIC tax treatment we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to pay distributions to our stockholders.

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

Mezzanine Debt. Our mezzanine debt investments will generally be subordinated to senior loans and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal which could lead to the loss of our entire investment.

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

Equity Investments. We expect to make selected equity investments, such as direct equity investments, including controlling investments, warrants or other equity securities. In addition, when we invest in first and second lien senior loans or mezzanine debt, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We intend to seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

More generally, investing in private companies involves a number of significant risks, including that they: may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment; have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns; are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers and directors and employees of our Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

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

A portion of our loans are secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by us under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before we receive anything. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors.

There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against our remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with more senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

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

In December 2015 the United Nations, of which the U.S. is a member, adopted a climate accord (the “Paris Agreement”) with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. The U.S. subsequently ratified the Paris Agreement, and it entered into force on November 4, 2016. In June 2017, the U.S. announced an intention to withdraw from the agreement, but the earliest effective withdrawal date for the U.S. under the Paris Agreement is November 2020. As a result, some of our portfolio companies may become subject to new or strengthened regulations or legislation which could increase their operating costs and/or decrease their revenues. Increased environmental regulation and the resulting regulatory compliance costs may also make it difficult for our portfolio companies to expand their businesses into non-U.S. countries, which could result in decreased capital resources and financial outlook for our portfolio companies.

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

An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies.

We intend to invest in corporate debt of middle market companies, including privately-held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress. Second, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. Finally, little public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of our Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns.

The disposition of our investments may result in contingent liabilities.

A significant portion of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of payments previously paid to us.

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

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid, and we could experience significant delays in reinvesting these amounts. Alternative future investments in new portfolio companies may also be at lower yields than the debt that was repaid and will, in any case, require additional Adviser time. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

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

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

Our financial results may be affected adversely if one or more of our significant equity or junior debt investments in a CLO vehicle defaults on its payment obligations or fails to perform as we expect.

We expect that a portion of its portfolio will consist of equity and junior debt investments in CLOs, which involve a number of significant risks. CLOs are typically highly leveraged up to approximately 10 times, and therefore the junior debt and equity tranches in which we will invest in are subject to a higher risk of total loss. In particular, investors in CLOs indirectly bear risks of the underlying debt investments held by such CLOs. We may have the right to receive payments only from the CLOs, and does not have direct rights against the issuer or the entity that sold the assets to be securitized. Although it is difficult to predict whether the prices of indices and securities underlying CLOs will rise or fall, these prices, and therefore, the prices of the CLOs, will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally.

The investments we make in CLOs are thinly traded or have only a limited trading market. CLO securities are typically privately offered and sold, in the primary and secondary markets. As a result, investments in CLOs may be characterized as illiquid securities. In addition to the general risks associated with investing in debt securities, CLOs carry additional risks, including, but not limited to: (i) the possibility that distributions from the underlying loans will not be adequate to make interest or other payments; (ii) the quality of the underlying loans may decline in value or default; and (iii) the complex structure of the security may not be fully understood at the time of investment and may produce disputes with the CLO or unexpected investment results. Further, our investments in equity and junior debt tranches of CLOs are subordinate to the senior debt tranches thereof.

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

Collateralized Securities and/or the underlying loans may be prepaid more quickly than expected, which could have an adverse impact on our value. Prepayment rates are influenced by changes in interest rates and a variety of economic, geographic and other factors beyond our control, and consequently cannot be predicted with certainty. In addition, for a CLO collateral manager there is often a strong incentive to refinance well performing portfolios once the senior tranches amortize. The yield to maturity of the investments will depend on the amount and timing of payments of principal on the loans and the price paid for the securities. Such yield may be adversely affected by a higher or lower than anticipated rate of prepayments of the debt.

Furthermore, Collateralized Securities generally do not contain optional call provisions, other than a call at the option of the holders of the equity tranches for the senior notes and the junior secured notes to be paid in full after the expiration of an initial period in the deal (referred to as the “non-call period”).

The exercise of the call option is by the relevant percentage (usually a majority) of the holders of the equity tranches and, therefore, where we do not hold the relevant percentage we will not be able to control the timing of the exercise of the call option. The equity tranches also generally have a call at any time based on certain tax event triggers. In any event, the call can only be exercised by the holders of equity tranches if they can demonstrate (in accordance with the detailed provisions in the transaction) that the senior notes and junior secured notes will be paid in full if the call is exercised.

Early prepayments and/or the exercise of a call option other than at our request may also give rise to increased re-investment risk with respect to certain investments, as we may realize excess cash earlier than expected. If we are unable to reinvest such cash in a new investment with an expected rate of return at least equal to that of the investment repaid, this may reduce our net income and, consequently, could have an adverse impact on our ability to pay dividends.

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

There can be no assurance that we and our subsidiaries will continue to comply with the covenants under our financing arrangements. Failure to comply with these covenants could result in a default. If we and our subsidiaries were unable to obtain a waiver from the debt holders, such a default could accelerate repayment under any or all of our and their debt instruments and thereby force us to liquidate investments at a disadvantageous time and/or at a price which could result in losses, or allow our lenders to sell assets pledged as collateral under our financing arrangements in order to satisfy amounts due thereunder. These occurrences could have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of debt financings.

Because we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.

At December 31, 2017, we had approximately $1,041.1 million of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $2.9 billion in total assets, (ii) a weighted average cost of funds of 3.96%, (iii) $1,332.5 million in debt outstanding (i.e., assumes that the $250.0 million principal amount of Unsecured Notes and 2022 Notes sold, the full $1,032.5 million available to us under the revolving credit facilities we have with Wells Fargo, Citi, and UBS, and the full $50.0 million available to us under the JPMC PB Account is outstanding) and (iv) $1.5 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	- %	5%	10%
Corresponding return to stockholders (1)	(22.90)%	(13.22)%	(3.53)%	6.15%	15.84%
___________________
(1) In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2017 total assets of at least 1.82%.

As of December 31, 2017, the Wells Fargo Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, due May 18, 2022, the Citi Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, due May 28, 2020, as amended on November 28, 2017, the UBS Credit Facility provided for borrowings in an aggregate principal amount of up to $232.5 million on a committed basis, due April 7, 2018, the JPMC PB Account provided for borrowings in an aggregate principal amount of up to $50.0 million, with such amount dependent on the price, credit quality and diversity of the pool of assets held within the account, with no set repayment date, the 2020 Unsecured Notes provided borrowings in an aggregate principal amount of $100.0 million, due September 1, 2020 and the 2022 Unsecured Notes provided borrowings in an aggregate principal amount of $150.0 million, due December 30, 2022. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for more information about these financing arrangements.

Changes in interest rates may affect our cost of capital and net investment income.

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our common stock.

The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as LIBOR, so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under our debt investments and increase defaults even where our investment income increases. In addition, any such increase in interest rates would make it more expensive to use debt to finance our investments. Any decrease in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to seven years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities.

In addition, because we borrow to fund a portion of our investments, a portion of our net investment income will depend upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Portions of our investment portfolio and our borrowings have floating rate components. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against such interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks associated with our debt securitization/repurchase agreement financing facility.

On April 7, 2015 (the “Closing Date”), we and our wholly-owned, special-purpose financing subsidiary, BDCA Helvetica Funding, Ltd., or Helvetica Funding, entered into a debt securitization and repurchase agreement financing facility with UBS AG, London Branch pursuant to which up to $150.0 million was initially made available to us to fund investments and for other general corporate purposes. The financing transaction with UBS is structured initially as a debt securitization (the “Debt Securitization”) by Helvetica Funding, and is followed by a repurchase transaction (the “Repurchase Transaction”) between us and UBS, and collectively with the Debt Securitization, the UBS Facility. The UBS Facility was subsequently amended on July 10, 2015 (the

“First Upsize Date”), to increase the amount of debt available to us under the UBS Facility from $150.0 million to $210.0 million (the “First Upsize”). On June 6, 2016 (the “Second Upsize Date”), the UBS Facility was again amended to increase the amount of debt available from $210.0 million to $232.5 million (the “Second Upsize”). In addition, the Second Upsize increased the cost of the financing by increasing the applicable spread from 3.90% to 4.05% per annum. Pricing under the Repurchase Transaction is based on three-month LIBOR plus the spread of 4.05% per annum for the relevant period. The Second Upsize also relaxed the limitations on second lien and unsecured loan assets by increasing the permissible percentage of second lien and unsecured loan assets from 60% to 70% and eliminating the requirement that 40% of the loan asset pool had to consist of senior secured loan assets. Generally, under the Debt Securitization, we transfer existing loan investments to Helvetica Funding, which is established solely for the purpose of holding income producing assets and related investments, and issuing debt secured by loan assets. We complete the borrowing by receiving all of the notes issued by Helvetica Funding, transferring all such notes to UBS under a repurchase agreement between us and UBS and receiving cash from UBS under such Repurchase Transaction. Pursuant to the terms of the collateral management agreement (the “Collateral Management Agreement”), we also serve as the collateral manager of the loan assets securing the notes.

Pursuant to the Debt Securitization, loan assets in our portfolio may be sold and/or contributed by us from time to time to Helvetica Funding pursuant to a master loan purchase agreement, dated as of April 7, 2015, between us and Helvetica Funding (the “Loan Purchase Agreement”), and the terms of other transaction documents for the UBS Facility (the “Transaction Documents”). Helvetica Funding is also able to use available principal collections received from the loan assets to acquire loan assets directly. The loan assets held by Helvetica Funding secure the obligations of Helvetica Funding under the notes issued by Helvetica Funding. On the Closing Date, Helvetica Funding issued $300.0 million in notes, on the First Upsize Date, Helvetica Funding issued $120.0 million in notes, and on the Second Upsize Date, Helvetica Funding issued $69.5 million in notes (collectively the “Helvetica Notes”), pursuant to an indenture with US Bank, as amended and restated on the First Upsize Date and was again amended and restated on the Second Upsize Date, or collectively the Helvetica Indenture. Pursuant to the Helvetica Indenture, the aggregate principal amount of Helvetica Notes that may be issued by Helvetica Funding is $489.5 million. We purchased all of the Helvetica Notes issued by Helvetica Funding at a purchase price equal to their par value. All principal and any unpaid interest on all of the Helvetica Notes will be due and payable on the same stated maturity date of April 7, 2025. The Helvetica Notes do not have a stated interest rate. Instead, after payment of administrative fees and expenses under the Helvetica Indenture, interest on the Helvetica Notes is paid from and to the extent of any remaining interest payments received from the loan assets themselves. Principal payments received on the loan assets are either invested in eligible investments under the Helvetica Indenture, available to be used for redemption of the Helvetica Notes or available to Helvetica Funding to be utilized to acquire additional loan assets to secure the Helvetica Notes. Pursuant to the Transaction Documents, on the Closing Date we made an equity investment in Helvetica Funding in an amount equal to $0.1 million. We are required under the Transaction Documents to invest additional amounts from time to time to pay administrative costs and expenses under the Transaction Documents whenever the balance of funds available is or, after giving effect to a payment, will be less than $0.1 million.

We, in turn, have entered into a Repurchase Transaction with UBS pursuant to the terms of a global master repurchase agreement and related annex, dated as of March 31, 2015, and a confirmation related thereto, dated as of the Closing Date, which confirmation was as amended and restated for the First Upsize and was amended and restated for the Second Upsize, collectively referred to herein as the Repurchase Agreement. Pursuant to the Repurchase Agreement, UBS purchased the Helvetica Notes held by us on the Closing Date and on the date of the First Upsize for an aggregate purchase price equal to 50% of the principal amount of Helvetica Notes. The Helvetica Notes purchased by UBS on the Second Upsize Date were purchased at a lower purchase price of 47.5%. Under the Repurchase Agreement, on the Closing Date we sold $300.0 million of Helvetica Notes to UBS for $150.0 million, on the First Upsize Date we sold $120.0 million of Helvetica Notes to UBS for $60.0 million and on the Second Upsize Date we sold $69.5 million of Helvetica Notes to UBS for $22.5 million. Under the Repurchase Agreement, the scheduled repurchase date for all Helvetica Notes is April 7, 2018 (the “Scheduled Repurchase Date”), the date on which we must pay to UBS all the repurchase price outstanding for all of the Helvetica Notes and all other outstanding amounts owed to UBS under the Repurchase Agreement. We intend to use the proceeds of the offering of 2022 Notes to, among other things, repay the UBS Credit Facility. Under the terms of the Repurchase Agreement, we are required to maintain at all times overcollateralization for the repurchase obligations at a rate over two times the aggregate outstanding purchase price. The overcollateralization rate was increased from 50% to 52.5% in connection with the Second Upsize. In order for all Helvetica Notes to meet the new overcollateralization rate, the repurchase price for all Helvetica Notes were adjusted as follows: (a) with regard to the Helvetica Notes sold on the Closing Date, the repurchase price was reduced from $150.0 million to $142.5 million, (b) with regard to the Helvetica Notes sold on the First Upsize Date, the repurchase price was reduced from $60.0 million to $57.0 million, and (c) with regard to the Helvetica Notes sold on the Second Upside Date, the repurchase price was increased from $22.5 million to $33.0 million (the $10.5 million increase in price for these Helvetica Notes represents the total decrease in repurchase price necessary to bring the Helvetica Notes sold on the Closing Date and the First Upsize Date in line with the 52.5% overcollateralization requirement). Overcollateralization is maintained through margin call provisions in the Repurchase Agreement. Margin calls may not be made on us until the margin deficit initially exceeds 10% of the aggregate outstanding principal amount of the Helvetica Notes and, thereafter, margin calls may be made on us anytime the margin deficit exceeds 5% of the aggregate outstanding principal amount of the Helvetica Notes.

The formula for calculating the overcollateralization and margin maintenance was changed in the Second Upsize. Those changes may result in an increased frequency of margin deficits that we would need to satisfy. Under the Repurchase Agreement, we are entitled to receive all interest payments and all redemption payments on the Helvetica Notes. However, we are obligated to pay UBS monthly transaction fees. Until our obligations under the Repurchase Agreement are satisfied, UBS is entitled to exercise all voting rights with respect to the Helvetica Notes. There are mandatory and voluntary prepayment provisions in the Repurchase Agreement. A mandatory prepayment event occurs if there is an event of default and acceleration under the Transaction Documents related to Helvetica Funding or UBS is subject to a regulatory event and exercises its option to require an early repurchase date. We may also voluntarily prepay the outstanding purchase price under the Repurchase Agreement in whole or in part but only to the extent there has been a redemption of the Helvetica Notes and such voluntary prepayment is limited to 50% of the redemption amount. Any mandatory prepayment (other than a UBS regulatory event) and any voluntary prepayment requires the payment by us of a breakage fee, equal to the present value of the transaction fee payable to UBS from the prepayment date to the Scheduled Repurchase Date.

As a result of this UBS Facility, we are subject to certain risks, including those set forth below.

Our equity investment in Helvetica Funding is subordinated to the debt obligations of Helvetica Funding.

Any dividends or other payments in respect of our equity interest in Helvetica Funding are subordinated in priority of payment to the Helvetica Notes. In addition, Helvetica Funding is subject to certain payment restrictions set forth in the Helvetica Indenture in respect of our equity interest.

We will receive cash distributions based on our investment in Helvetica Funding only if and when the Helvetica Notes are paid in full. We cannot assure you that distributions on the loan assets held by Helvetica Funding will be sufficient to make any distributions to us or that the yield on our investment in Helvetica Funding will meet our expectations.

Our equity investment in Helvetica Funding is unsecured and ranks behind all of the creditors, known or unknown, of Helvetica Funding, including the holders of the Helvetica Notes. Consequently, if the value of Helvetica Funding’s loan assets decrease as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the loan assets, prepayments, changes in interest rates generally and/or other market or industry factors, the value of our equity investment in Helvetica Funding could be reduced. Accordingly, our investment in Helvetica Funding may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment.

In addition, if the value of Helvetica Funding’s loan assets decrease and Helvetica Funding is unable to make any required payments under the Helvetica Indenture, the Repurchase Agreement and/or other Transaction Documents, we may, in turn, be required to contribute additional capital contributions to Helvetica Funding, satisfy margin calls under the Repurchase Agreement, sell or dispose of loan assets and/or contribute additional loan assets to the Debt Securitization.

Our equity investment in Helvetica Funding has a high degree of leverage.

The maximum aggregate principal amount of Helvetica Notes permitted to be issued by Helvetica Funding under the Helvetica Indenture is $489.5 million. Our current equity investment in Helvetica Funding is $0.1 million The market value of our equity investment in Helvetica Funding may be significantly affected by a variety of factors, including changes in the market value of the loan assets held by Helvetica Funding, changes in distributions on the assets held by Helvetica Funding, defaults and recoveries on those loan assets, capital gains and losses on those loan assets, prepayments on those loan assets and other risks associated with those loan assets. Our investment in Helvetica Funding may not produce a profit and may be subject to a loss in an amount up to the entire amount of such equity investment. The leveraged nature of our equity investment may magnify the adverse impact of any loss on our equity investment.

The interests of UBS, as the holder of the Helvetica Notes, may not be aligned with our interests, and we will not have control over remedies in respect of the Helvetica Notes.

The Helvetica Notes rank senior in right of payment to any equity securities issued by Helvetica Funding. As a result, there are circumstances in which the interests of UBS, as the holder of the Helvetica Notes, may not be aligned with our interests. For example, under the terms of the Helvetica Notes, UBS has the right to receive payments of principal and interest prior to Helvetica Funding making any distributions or dividends to holders of its equity securities.

For as long as the Helvetica Notes remain outstanding, UBS has the right to act in certain circumstances with respect to the portfolio of loan assets that secure the obligations of Helvetica Funding under the Helvetica Notes in ways that may benefit their interests but not ours, including by exercising remedies or directing the Helvetica Indenture trustee to declare events of default under or accelerate the Helvetica Notes in accordance with the terms of the Helvetica Indenture. UBS has no obligation to consider any possible adverse effect that actions taken may have on our equity interests. For example, upon the occurrence of an event of default with respect to the Helvetica Notes, the trustee, which is currently U.S. Bank, may declare the outstanding principal amount of all of the Helvetica Notes, together with any accrued interest thereon, to be immediately due and payable. This would have the effect of accelerating the outstanding principal amount of the Helvetica Notes and triggering a repayment obligation on the part of Helvetica Funding. Helvetica Funding may not have proceeds sufficient to make required payments on the Helvetica Notes and make any distributions to us. Any failure of Helvetica Funding to make distributions on the equity interests we hold could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all.

Helvetica Funding’s loan assets may fail to meet certain eligibility criteria and/or become defaulted assets, which would have an adverse effect on us.

The loan assets must at all times satisfy certain loan eligibility criteria set forth in the Helvetica Indenture and certain other eligibility criteria and portfolio concentration limits set forth in the Repurchase Agreement. If any such eligibility criteria are not satisfied under the Helvetica Indenture or a loan asset becomes a defaulted obligation, the loan asset must be removed from the collateral and sold. In addition, if any such event occurs under the Helvetica Indenture, or the eligibility criteria or portfolio concentration limits set forth in the Repurchase Agreement are not satisfied, the market value of any such loan asset is treated as zero under the Repurchase Agreement. If the market value of a loan asset is zero, it will likely result in a margin call under the Repurchase Agreement if the threshold amount is satisfied. In order to avoid or satisfy a margin deficit, we may be required to contribute additional loan assets to Helvetica Funding, sell or dispose of assets or make additional borrowings to satisfy the obligations under the Helvetica Indenture and Repurchase Agreement. This could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all.

The market value of the loan assets may decline causing us to commit additional capital in order to meet certain margin posting, which would have an adverse effect on the timing of payments to us.

If at any time during the term of the UBS Facility the market value of the Helvetica Notes (measured by reference to the market value of Helvetica Funding’s portfolio of loan assets and other collateral) declines and is less than the required margin amount under the Repurchase Agreement and such deficiency exceeds the applicable threshold, we will be required to post cash collateral with UBS to correct such deficiency. The likelihood of us needing to satisfy a margin deficit is now greater with the increase in the overcollateralization percentage to 52.5%. In such event, in order to satisfy this requirement, we may be required to contribute additional loan assets to Helvetica Funding, sell or dispose of assets or make additional borrowings. This could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all.

Restructurings of investments held by Helvetica Funding, if any, may decrease their value and reduce the value of our equity interest in Helvetica Funding.

As collateral manager, subject to certain material actions that require the consent of UBS, we have authority to direct and supervise the investment and reinvestment of the loan assets held by Helvetica Funding, which may require from time to time the execution of amendments, waivers, modifications and other changes to the investment documentation in accordance with the related investment management agreement we have entered into with Helvetica Funding. During periods of economic uncertainty and recession, the necessity for amendments, waivers, modifications and restructurings of investments may increase. Such amendments, waivers, modifications and other restructurings may change the terms of the investments and, in some cases, may result in Helvetica Funding holding loan assets that do not meet certain specified criteria for the investments made by it, and also could adversely impact the market value of such investments and thereby the market value of the Helvetica Notes, which in turn could adversely impact our ability to meet margin calls. Any amendment, waiver, modification or other restructuring that affects the market value of the loan assets underlying the Helvetica Notes, and therefore reduces our ability to meet margin calls under the Repurchase Agreement, will make it more likely that Helvetica Funding will need to retain assets, including cash, to increase the market value of the loan assets underlying the Helvetica Notes and for us to post cash collateral with UBS in an amount equal to the related margin deficit after giving effect to the applicable threshold. Any such use of cash by Helvetica Funding would reduce distributions available to us or delay the timing of distributions to us.

We may not receive cash from Helvetica Funding.

We receive cash from Helvetica Funding only to the extent that Helvetica Funding makes distributions to us. Helvetica Funding may make distributions to us, in turn, only to the extent permitted by the Helvetica Indenture. The Helvetica Indenture

generally provides that distributions by Helvetica Funding may not be made unless all amounts then due and owing with respect to the Helvetica Notes have been paid in full. If we do not receive cash from Helvetica Funding, we may be unable to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all. We also could be forced to sell investments in our portfolio at less than their fair value in order to continue making such distributions.

We are subject to the credit risk of UBS.

If UBS fails to sell the Helvetica Notes back to us at the end of the applicable period, our recourse will be limited to an unsecured claim against UBS for the difference between the value of such Helvetica Notes at such time and the net amount that would be owing by us to UBS had UBS performed under the UBS Facility. The ability of UBS to satisfy such a claim will be subject to UBS’s creditworthiness at that time.

No market for the resale of the Helvetica Notes exists.

If we are the holder of the Helvetica Notes, no market for resale of the Helvetica Notes exists. The Helvetica Notes are highly illiquid, not suitable for short-term trading, no secondary market is likely to develop and the Helvetica Notes are a highly-leveraged investment in a portfolio consisting primarily of loan assets. These factors may expose the Helvetica Notes to disproportionately large losses.

Payments on the Helvetica Notes depend on the performance of the loan asset portfolio.

Payments on the Helvetica Notes are not guaranteed, but are dependent on the performance of the loan assets and other assets or investments held by Helvetica Funding. Due to the structure of the transaction and the performance of the loan assets and other assets or investments held by Helvetica Funding, it is possible that payments on the Helvetica Notes may be deferred, reduced or eliminated entirely. The holders of the Helvetica Notes are not entitled to a stated return on their investment and Helvetica Funding will have no significant assets other than the loan assets. Payments on the Helvetica Notes will be payable solely from and to the extent of the available proceeds from the loan assets and other assets of Helvetica Funding, in accordance with the priority of payments established under the Helvetica Indenture. If the payments on the Helvetica Notes are insufficient or non-existent, this would impact our ability to pay the amounts owed by us under the Helvetica Indenture, the Repurchase Agreement and other Transaction Documents. In such event, in order to satisfy the payment obligations, we may be required to contribute additional loan assets to Helvetica Funding, sell or dispose of assets or make additional borrowings. This could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all.

Events of default by us or Helvetica Funding may result in the sale of the loan asset portfolio at prices less than fair market value.

An event of default by us under the Repurchase Agreement is an event of default under the Helvetica Indenture and other Transaction Documents. Likewise, an event of default by the Helvetica Funding under the Helvetica Indenture results in an event of default under the Transaction Documents and a mandatory repayment of the aggregate outstanding purchase price under the Repurchase Agreement, which repurchase requires payment by us of the breakage fee. A default by us under the Helvetica Indenture can also result in an event of default under the Transaction Documents. Also, if there is cause for our removal as collateral manager under the Collateral Management Agreement, besides being removed as the day to day asset manager of the loan assets, such cause for removal also triggers events of default under the Helvetica Indenture, the other Transaction Documents and the Repurchase Agreement. Upon the occurrence of any of these or other events of default and the acceleration of the indebtedness under the Helvetica Indenture, the portfolio of loan assets is required to be sold or disposed of in accordance with the Helvetica Indenture. If the loan assets are sold under these circumstances due to any such defaults, the value of the loan assets may be sold for less than fair market value. As a result, we may be required to contribute additional capital to Helvetica Funding, sell or dispose of assets or make additional borrowings to satisfy the obligations under the Helvetica Indenture, the Repurchase Agreement and the other Transaction Documents. This could have a material adverse effect on our business, financial condition, results of operations and cash flows, and may result in our inability to make distributions to our stockholders in amounts sufficient to maintain our qualification as a RIC, or at all.

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

When we make semi-annual repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price you paid for shares in our offering. As a result, to the extent you have the ability to sell your shares to us as part of our share repurchase program, the price at which you may sell your shares, may be lower than what you paid in connection with your purchase of shares in our offering.

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

•	The income source requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

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

Your investment may be impacted by recently enacted federal tax legislation.

Significant U.S. federal tax reform legislation was recently enacted that, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. The impact of this new legislation on the Company, our stockholders, and entities in which we may invest is uncertain. For example, it is unclear whether new limitations on the deductibility of business interest expense will affect the demand for credit among the entities to which we may lend money. Prospective investors are urged to consult their tax advisors regarding the effects of the new legislation on an investment in our shares of common stock.

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, you will be taxed as though you received a distribution of some of our expenses and may be limited in your ability to deduct such expenses.

A “publicly offered regulated investment company” is a regulated investment company whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered regulated investment company for any period, a non-corporate stockholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are not deductible after 2015 by individuals for before 2016. From 2026 and after, such expenses may be deductible only to the extent they exceed 2% of such a stockholder’s adjusted gross income. Such expenses are not deductible by an individual for alternative minimum tax purposes. While we anticipate that we will constitute a publicly offered regulated investment company for our current tax year, there can be no assurance that we will in fact so qualify for any of our taxable years.

An investment in the shares by a Non-U.S. stockholder may have adverse tax consequences.

Whether an investment in the shares is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. A “Non-U.S. stockholder” is a beneficial owner of shares of our common stock that is neither a U.S. stockholder nor a partnership (including an entity treated as a partnership for U.S. federal income tax purposes). Among other things, a Non-U.S. stockholder, under certain circumstances, may be subject to withholding of U.S. federal income tax at a rate of 30.0% (or lower rate provided by an applicable treaty); required to file U.S. income taxes to receive a tax credit or tax refund of overpayments of taxes; subject to U.S. income tax at graduated rates or to a branch profits on our distributions; subject to certain reporting requirements, disclosure requirements, and withholding taxes under the Foreign Account Tax Compliance Act and other laws; and subject to certain rules regarding foreign tax credits. Non-U.S. persons should consult their tax advisors with respect to U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in our shares.

Our investments in CLOs may be subject to special anti-deferral provisions that could result in us incurring tax or recognizing income prior to receiving cash distributions related to such income.

We may in the future purchase residual or subordinated interests in CLOs or certain other non-U.S. equity investments that are treated for U.S. federal income tax purposes as shares in a “passive foreign investment company” (a “PFIC”). If we acquire shares in a PFIC (including equity tranche investments in CLOs that are PFICs), we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable distribution by us to our stockholders. Certain elections may be available to mitigate or eliminate such tax on excess distributions. If we make a QEF election, we generally would be required to include in our gross income our share of the earnings of a PFIC on a current basis, regardless of whether any distributions are received from such PFIC in a given taxable year. If this election were made, the special rules discussed above, relating to the taxation of excess distributions, would not apply. Alternatively, we may elect to mark-to-market our PFIC shares at the end of each taxable year, with the result that unrealized gains would be treated as though they were realized and reported as ordinary income. Any mark-to-market losses would be deductible as ordinary losses to the extent of any net mark-to-market gains included in income in prior taxable years.

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation (“CFC”) (including equity tranche investments in a CLO treated as CFC), we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains). In general, a foreign corporation will be considered a CFC if greater than 50% of the shares of the corporation, measured by reference to combined voting power or value, if owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power or value of all classes of shares of a corporation. If we are treated as having received such deemed distributions from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any distributions from such CFC, and we would be required to distribute such income to satisfy the distribution requirements applicable to RICs.

If we are required to include amounts in our taxable income prior to receiving distributions representing such income, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

Proposed regulations may impact our ability to qualify as a RIC if we do not receive timely distributions from certain of our CLO and other non-U.S. equity investments.

As discussed above, we may be required to include in our income our proportionate share of the income of certain CLO and other non-U.S. investments to the extent that such CLOs or foreign entities are PFICs for which we have made a qualifying electing fund (“QEF”) election or are CFCs. To qualify as a RIC, we must, among other thing, derive in each taxable year at least 90% of our gross income from certain sources specified in the Code (the “90% Income Test”). Although the Code generally provides that the income inclusions from a QEF or a CFC will be “good income” for purposes of this 90% Income Test to the extent that the QEF or the CFC distribute such income to us in the same taxable year to which the income is included in our income, the Code does not specifically provide whether these income inclusions would be “good income” for this 90% Income Test if we do not receive distributions from the QEF or CFC during such taxable year. The IRS and U.S. Treasury Department have proposed regulations that would provide that the income inclusions from a QEF or a CFC would not be good income for purposes of the 90% Income Test unless we receive a cash distribution from such entity in the same tax year attributable to the included income inclusions. The proposed regulations, if adopted, would apply to tax years beginning on or after 90 days after the regulations are published as final. If such regulations are finalized, we may be restricted in our ability to make QEF elections with respect to CLOs and other non-U.S. equity investments treated as PFICs as well as many need to limit and/or manage our holdings in issuers that could be treated as PFICs or CFCs in order to mitigate the risk that we do not qualify as a RIC.

The Collateralized Securities in which we invest may be subject to U.S. withholding tax if they fail to comply with certain reporting requirements.

The “Foreign Account Tax Compliance Act,” or FATCA, imposes a withholding tax of 30% on payments of U.S. source interest and distributions, and gross proceeds from the disposition of an instrument that produces U.S. source interest or distributions paid after December 31, 2018, to certain non-U.S. entities, including certain non U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its U.S. account holders and its U.S. owners. Most CLO vehicles in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO vehicle in which we invest fails to properly comply with these reporting requirements, it could reduce the amounts available to distribute to equity and junior debt holders in such CLO vehicle, which could materially and adversely affect our operating results and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 9 West 57th Street, 49th Floor, Suite 4920, New York, NY 10019. We believe that our current office facilities are adequate for our business as we intend to conduct it.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2017, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

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

Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2017:

Title of Class	Amount Authorized	Amount Issued
Common Stock, par value $0.001 per share	450,000,000	179,733,998

As of December 31, 2017, we had issued 195.7 million shares of common stock for gross proceeds of $2.1 billion, including the shares purchased by affiliates and shares issued under our DRIP. As of December 31, 2017, we had repurchased 16.0 million shares of common stock for payments of $143.6 million through our share purchase program. As of December 31, 2017, we had 36,330 record holders of our common stock.

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

The table below reflects the cash distributions per share that we have paid on our common stock since January 2015 (dollars in thousands except per share amounts).

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2015:
January 31, 2015	February 4, 2015	$0.07	$5,948	$5,797	$11,745
February 28, 2015	March 2, 2015	0.07	5,520	5,236	10,756
March 31, 2015	April 1, 2015	0.07	6,265	5,898	12,163
April 30, 2015	May 1, 2015	0.07	6,242	5,849	12,091
May 29, 2015	June 1, 2015	0.07	6,680	5,905	12,585
June 30, 2015	July 1, 2015	0.07	6,485	5,735	12,220
July 31, 2015	August 3, 2015	0.07	6,976	6,126	13,102
August 31, 2015	September 1, 2015	0.07	7,053	6,049	13,102
September 30, 2015	October 1, 2015	0.07	6,870	5,835	12,705
October 31, 2015	November 2, 2015	0.07	7,140	6,030	13,170
November 30, 2015	December 1, 2015	0.07	6,932	5,835	12,767
December 31, 2015	January 4, 2016	0.07	7,224	5,989	13,213
			$79,335	$70,284	$149,619
2016:
January 31, 2016	February 3, 2016	$0.07	$8,922	$4,298	$13,220
February 28, 2016	March 1, 2016	0.07	7,014	5,333	12,347
March 31, 2016	April 1, 2016	0.07	7,363	5,718	13,081
April 30, 2016	May 2, 2016	0.07	12,708	(2)	12,706
May 31, 2016	June 2, 2016	0.07	7,582	5,539	13,121
June 30, 2016	July 1, 2016	0.07	7,438	5,304	12,742
July 31, 2016	August 1, 2016	0.07	7,789	5,421	13,210
August 31, 2016	September 1, 2016	0.07	7,908	5,351	13,259
September 30, 2016	October 3, 2016	0.07	7,745	5,127	12,872
October 31, 2016	November 1, 2016	0.07	8,067	5,273	13,340
November 30, 2016	December 1, 2016	0.07	7,947	5,073	13,020
December 31, 2016	January 3, 2017	0.07	8,311	5,205	13,516
			$98,794	$57,640	$156,434
2017:
January 31, 2017	February 3, 2017	$0.07	$7,983	$5,081	$13,064
February 28, 2017	March 1, 2017	0.07	7,250	4,612	11,862
March 31, 2017	April 3, 2017	0.07	8,135	5,060	13,195
April 30, 2017	May 1, 2017	0.07	7,942	4,881	12,823
May 31, 2017	June 1, 2017	0.07	8,270	4,995	13,265
June 30, 2017	July 3, 2017	0.07	8,064	4,813	12,877
July 31, 2017	August 3, 2017	0.06	6,307	3,692	9,999
August 31, 2017	September 1, 2017	0.06	6,223	3,622	9,845
September 30, 2017	October 2, 2017	0.05	6,060	3,477	9,537
October 31, 2017	November 1, 2017	0.06	6,303	3,574	9,877
November 30, 2017	December 1, 2017	0.05	6,140	3,443	9,583
December 31, 2017	January 2, 2018	0.06	6,388	3,535	9,923
			$85,065	$50,785	$135,850

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

We have not established limits on the amount of funds we may use from available sources to fund distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the years ended December 31, 2017 and December 31, 2016, no portion of our distributions were characterized as return of capital for tax purposes, respectively. During the year ended December 31, 2015, $16.3 million of our distributions were characterized as return of capital for tax purposes, respectively.

Sales of Unregistered Securities

In connection with the closing of the Transaction, an affiliate of BSP purchased $10.0 million of our common stock based on our net asset value per share as of September 30, 2016 in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”). On November 7, 2016, we issued approximately 1.2 million shares of our common stock to the BSP affiliate.

Issuer Purchases of Equity Securities

The table below provides information concerning our repurchases of shares of our common stock during the year ended December 31, 2017, pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 1, 2017 to March 31, 2017	—	$—	—
April 1, 2017 to June 30, 2017	—	$—	—
July 1, 2017 to September 30, 2017	3,548,885	$8.52	3,548,885
October 1, 2017 to December 31, 2017	—	$—	—
Total	3,548,885		3,548,885

See Note 9 to our consolidated financial statements contained in this Annual Report on Form 10-K for a more detailed discussion of the terms of our share repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

The consolidated statements of operations data, consolidated per share data and consolidated statements of assets and liabilities data for each of the five years in the period ended December 31, 2017 are derived from our audited consolidated financial statements which are filed with the SEC. This selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	As of and For the Year Ended December 31, 2017	As of and For the Year Ended December 31, 2016	As of and For the Year Ended December 31, 2015	As of and For the Year Ended December 31, 2014	As of and For the Year Ended December 31, 2013
	(Dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Total investment income	$223,820	$229,658	$195,846	$138,281	$31,393
Total expenses net of expense waivers (1)	116,161	108,521	81,690	51,994	18,301
Income tax expense, including excise tax	1,619	1,140	—	—
Net investment (income) loss attributable to non-controlling interests	29	19	—	(68)	—
Net investment income	106,011	119,978	114,156	86,355	13,092
Net realized and unrealized gain (loss) on investments and total return swap, net of deferred taxes	(27,651)	(26,892)	(103,576)	(6,155)	29,652
Net change in unrealized (appreciation) depreciation attributable to non-controlling interests	29	1,316	(2,527)	(660)	—
Net increase in net assets resulting from operations	$78,389	$94,402	$8,053	$79,540	$42,744
Consolidated Per Share Data:
Net investment income	$0.59	$0.67	$0.66	$0.71	$0.36
Net realized and unrealized gain (loss) on investments and total return swap, net of deferred taxes	$(0.15)	$(0.14)	$(0.60)	$(0.05)	$0.81
Net increase in net assets resulting from operations	$0.44	$0.52	$0.05	$0.65	$1.17
Distributions declared	$0.76	$0.87	$0.87	$0.87	$0.85
Consolidated Statements of Assets and Liabilities Data:
Total assets	$2,652,514	$2,616,306	$2,490,755	$2,187,942	$841,641
Borrowings outstanding	$1,041,149	$915,497	$842,238	$618,712	$132,687
Total net assets	$1,494,516	$1,529,734	$1,610,485	$1,535,423	$627,903
Other data:
Total return (2)	5.24%	6.02%	0.67%	7.63%	14.12%
Number of portfolio company investments at year end	157	135	125	110	83
Value of investments at year end	$2,503,523	$2,394,083	$2,311,281	$1,916,991	$695,776
Weighted average yield on investments at year end (3)	8.9%	9.7%	9.9%	10.8%	9.7%

______________
(1) Expenses are net of expense waivers for the years ended December 31, 2015, 2014 and 2013, the amounts waived were $3,534, $1,335 and $1,827, respectively. No expenses were waived for the years ended December 31, 2017 and 2016.
(2) Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the years ended December 31, 2017, December 31, 2016, December 31, 2015, December 31, 2014 and December 31, 2013, includes the effect of expense waivers and reimbursements which equaled 0.00%, 0.00%, 0.22%, 0.11% and 0.51%, respectively.
(3) Inclusive of TRS Loans, for the years ended December 31, 2014, and 2013. The TRS was liquidated during the year ended December 31, 2014.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the selected financial data and our consolidated financial statements and the notes thereto, included elsewhere in this Annual Report on Form 10-K. We are externally managed by our adviser, BDCA Adviser, LLC (the “Adviser”).

Forward Looking Statements

This report, and other statements that we may make, may contain forward-looking statements with respect to future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future conditional verbs such as “will,” “would,” “should,” “could,” “may” or similar expressions.

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

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues of less than $1 billion, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of December 31, 2017, 80.5% of our portfolio was invested in senior secured loans.

Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. We may also invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles (“Collateralized Securities” or “CLO's”).

Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At December 31, 2017:
Investment Portfolio	$2,503.5
Net Assets attributable to Business Development Corporation of America	1,491.7
Debt (net of deferred financing costs)	1,030.2
Net Asset Value per share	8.30

Portfolio Activity for the Year Ended December 31, 2017:
Cost of investments purchased during period, including PIK	1,108.9
Sales, repayments and other exits during the period	980.9
Number of portfolio companies at end of period	157

Operating results for the Year Ended December 31, 2017:
Net investment income per share	0.59
Distributions declared per share	0.76
Net increase in net assets resulting from operations per share	0.44
Net investment income	106.0
Net realized and unrealized gain (loss) on investments, net of deferred taxes	(27.6)
Net increase in net assets resulting from operations	78.4

Portfolio and Investment Activity

During the year ended December 31, 2017, we made $1,102.0 million of investments in new and existing portfolio companies and had $980.9 million in aggregate amount of exits and repayments, resulting in net investments of $121.1 million for the period. The portfolio composition by loan market consisted of 75.3% Middle Market (1), 8.9% Large Corporate (2), and 15.8% Other (3) investments. In addition, the total portfolio of debt investments at fair value consisted of 92.7% bearing variable interest rates and 7.3% bearing fixed interest rates.
______________

(1) Middle market represents companies with annual revenues of less than $1 billion.
(2) Large corporate represents companies with annual revenues exceeding $1 billion.
(3) Other represents collateralized securities and equity investments.

Our portfolio composition, based on fair value at December 31, 2017 was as follows:

	December 31, 2017
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	71.0%	8.7%
Senior Secured Second Lien Debt	9.5	10.4
Subordinated Debt	3.8	13.0
Collateralized Securities (2)	6.4	6.3
Equity/Other	9.3	N/A
Total	100.0%	8.9%
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

The weighted average risk ratings of our investments based on fair value was 2.32 and 2.18 as of December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017, we had four portfolio companies, which represented eight portfolio investments, on non-accrual status with a total principal amount of $120.2 million, amortized cost of $97.6 million, and fair value of $21.0 million, which represented 4.0%, 3.8% and 0.8% of the investment portfolio's total principal, amortized cost and fair value, respectively. As of December 31, 2016, we had six portfolio companies, which represented eight portfolio investments, on non-accrual status with a total principal amount of $136.2 million, amortized cost of $127.6 million, and fair value of $51.2 million which represented 5.0%, 5.1% and 2.1% of the investment portfolio's total principal, amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding our non-accrual policy.

RESULTS OF OPERATIONS

Operating results for the years ended December 31, 2017, 2016 and 2015 was as follows (dollars in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2017	2016	2015
Total investment income	$223,820	$229,658	$195,846
Total expenses net of expense waivers	116,161	108,521	81,690
Income tax expense, including excise tax	1,619	1,140	—
Net investment loss attributable to non-controlling interests	29	19	—
Net investment income	$106,011	$119,978	$114,156

 Investment Income

For the year ended December 31, 2017, total investment income was $223.8 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 8.9%. Included within total investment income was $7.7 million of fee income for the year ended December 31, 2017. Fee income consists primarily of prepayment and amendment fees. For the year ended December 31, 2016, total investment income was $229.7 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 9.7%. Included within total investment income was $5.5 million of fee income for the year ended December 31, 2016. Fee income consists primarily of prepayment and amendment fees. For the year ended December 31, 2015, total investment income was $195.8 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.1 billion and a weighted average current yield of 9.9%. Included within total investment income was $2.5 million of fee income for the year ended December 31, 2015. Fee income consists primarily of prepayment and amendment fees. The decrease in total investment income during the year ended December 31, 2017 as compared to the year ended December 31, 2016, was due to a decrease in weighted average yield on investments. The increase in total investment income during the year ended December 31, 2016 as compared to the year ended December 31, 2015, was driven by the year over year increases in average portfolio size.

Operating Expenses

The composition of our operating expenses for the years ended December 31, 2017, 2016 and 2015 was as follows (dollars in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2017	2016	2015
Management fees	$39,068	$38,121	$35,994
Incentive fee on income	19,707	17,906	10,145
Interest and debt fees	43,851	37,327	26,467
Professional fees	4,726	6,357	6,777
Other general and administrative	7,047	7,059	4,590
Administrative services	807	811	966
Insurance	11	184	210
Directors' fees	944	756	75
Operating expenses before expense waivers	116,161	108,521	85,224
Waiver of management and incentive fees	—	—	(3,534)
Total operating expenses net of expense waivers	$116,161	$108,521	$81,690

For the year ended December 31, 2017, we incurred $39.1 million of management fees, of which the Adviser did not waive any such fees. For the year ended December 31, 2017, we incurred $19.7 million of incentive fees on income, of which the Adviser did not waive any such fees. For the year ended December 31, 2016, we incurred $38.1 million of management fees, of which the Adviser did not waive any such fees. For the year ended December 31, 2016, we incurred $17.9 million of incentive fees on income, of which the Adviser did not waive any such fees. For the year ended December 31, 2015, we incurred $36.0 million of management fees, of which the Adviser did not waive any such fees. For the year ended December 31, 2015, we incurred $10.1 million of incentive fees on income, of which the Adviser waived $3.5 million.

For the years ended December 31, 2017, 2016 and 2015, we incurred interest and debt fees of $43.9 million, $37.3 million, and $26.5 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, trustee fees, amortization of deferred financing costs and amortization of discount if applicable related to the Wells Fargo Credit Facility, Deutsche Bank Credit Facility, Citi Credit Facility, UBS Credit Facility, 2020 Notes, Unsecured Notes and the JPMC PB Account. The increase in interest and debt fees for the year ended December 31, 2017 as compared to the same periods in 2016 and 2015 is a result of an increase in the weighted average interest rate as well as an increase in the average debt outstanding.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, net of deferred taxes for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 were as follows (dollars in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2017	2016	2015
Net realized gain (loss) from investments
Control investments	$(1,702)	$—	$(51)
Affiliate investments	(20,019)	(11,988)	276
Non-affiliate investments	(31,414)	(11,321)	(579)
Total net realized loss from investments	(53,135)	(23,309)	(354)
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	(1,899)	(40,638)	19,207
Affiliate investments	75	48,182	(68,777)
Non-affiliate investments	27,308	(11,127)	(53,652)
Total net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	25,484	(3,583)	(103,222)
Net change in unrealized (appreciation) depreciation attributable to non-controlling interests	29	1,316	(2,527)
Net realized and unrealized loss on investments	$(27,622)	$(25,576)	$(106,103)

Net realized and unrealized loss on investments, net of deferred taxes, resulted in a net loss of $(27.6) million for the year ended December 31, 2017 compared to a net loss of $(25.6) million and $(106.1) million, respectively, for the same periods in 2016 and 2015. We look at net realized gains (losses) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.

The net realized and unrealized loss for the year ended December 31, 2017 was primarily driven by realized losses on Senior Secured Investment restructurings and sales of Collateralized Securities and unrealized losses in Senior Secured Investments. The net realized and unrealized loss for the year ended December 31, 2016 was primarily driven by realized losses on one subordinated, one first lien, and one equity investment. The net realized and unrealized loss for the year ended December 31, 2015 was primarily driven by unrealized depreciation across the portfolio of Collateralized Securities investments.

Changes in Net Assets from Operations

For the year ended December 31, 2017, we recorded a net increase in net assets resulting from operations of $78.4 million versus a net increase in net assets resulting from operations of $94.4 million for the year ended December 31, 2016. The decrease is primarily attributable to greater realized losses on our investments. Based on the weighted average shares of common stock outstanding for the periods ended December 31, 2017 and 2016, respectively, our per share net increase in net assets resulting from operations was $0.44 for the year ended December 31, 2017, versus a net increase in net assets resulting from operations of $0.52 for the year ended December 31, 2016.

For the year ended December 31, 2016, we recorded a net increase in net assets resulting from operations of $94.4 million versus a net increase in net assets resulting from operations of $8.1 million for the year ended December 31, 2015. The increase is primarily attributable to net unrealized appreciation on our investments, driven mostly by our Collateralized Securities. Based on the weighted average shares of common stock outstanding for the periods ended December 31, 2016 and 2015, respectively, our per share net increase in net assets resulting from operations was $0.52 for the year ended December 31, 2016, versus a net increase in net assets resulting from operations of $0.05 for the year ended December 31, 2015.

Cash Flows

For the year ended December 31, 2017, net cash used in operating activities was $31.5 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments. The decrease in cash flows used in operating activities for the year ended December 31, 2017 was primarily result of purchases of investments of $1,102.0 million, offset by sales and repayments of investments of $980.9 million.

Net cash used in financing activities of $58.0 million during the year ended December 31, 2017 primarily related to net repurchases of common stock of $87.9 million and payments of stockholder distributions of $87.0 million, partially offset by net proceeds from the Wells Fargo Credit Facility, Citi Credit Facility, and the JPMC PB Account of $125.3 million.

For the year ended December 31, 2016, net cash provided by operating activities was $84.5 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows provided by operating activities for the year ended December 31, 2016 was primarily due to $587.9 million for sales and repayments of investments, a net increase in realized gains from investments of $23.3 million, a net increase in net assets of $94.4 million and an increase in unsettled purchases of $67.3 million, offset by cash used in operating activities for purchases of $678.5 million, a decrease in unsettled sale proceeds of $2.9 million and payment-in-kind (“PIK”) interest of $12.4 million.

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

For the year ended December 31, 2015, net cash used in operating activities was $344.9 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. The increase in cash flows used in operating activities for the year ended December 31, 2015 was primarily due to $1,150.3 million for purchases of investments partially offset by cash provided by operating activities of $678.2 million for sales and repayments of investments, $6.0 million from a increase in unsettled trades payable, and $8.1 million from a net increase in net assets from operations. The purchase and sales activity was driven by the increase in investment activity resulting from the equity capital raising and borrowings on our credit facilities.

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

Recent Developments

Distribution Reinvestment Plan (“DRIP”) Sales

From January 1, 2018 through the filing of this Form 10-K, we issued 1.2 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $10.2 million.

Share Repurchase Program

On December 19, 2017, we offered to purchase no less than 2,300,000 and up to approximately 3,000,000 shares of our common stock pursuant to our SRP at a price equal to $8.31 per share. The offer expired on January 19, 2018 (the “Expiration Date”). On the Expiration Date, we purchased 2,547,524 shares of our common stock for aggregate consideration of $21.4 million pursuant to the limitations of the SRP as detailed in Note 9.

Liquidity and Capital Resources

We generate cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of December 31, 2017, we had issued 195.7 million shares of our common stock for gross proceeds of $2.1 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP.

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

Distributions

Our board of directors has authorized, and has declared, cash distributions payable on a monthly basis to stockholders of record on each day since it commenced operations. From November 2013 until July 2017, the distribution rate has been $0.002378082 per day, which is equivalent to $0.868 per annum, per share of common stock, except for 2016, where the daily distribution rate was $0.002371585 per day to accurately reflect 2016 being a leap year. In July 2017, the board of directors reduced the distribution rate with respect to our cash distributions to $0.001780822 per day, which is equivalent to $0.65 annually, per share of common stock.

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

The table below shows the components of the distributions we have declared and/or paid during the years ended December 31, 2017, 2016 and 2015 (dollars in thousands).

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2017	2016	2015
Distributions declared	$135,850	$156,434	$149,619
Distributions paid	$139,443	$156,132	$147,992
Portion of distributions paid in cash	$86,988	$97,708	$77,959
Portion of distributions paid in DRIP shares	$52,455	$58,424	$70,033

As of December 31, 2017, we had $9.9 million of distributions accrued and unpaid. As of December 31, 2016, we had $13.5 million of distributions accrued and unpaid.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the years ended December 31, 2017 and 2016, no portion of our distributions was characterized as return of capital for tax purposes. During the year ended December 31, 2015, $16.3 million of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2017 will be reported to stockholders shortly after the end of the calendar year 2017 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.

The following table sets forth the distributions made during the years ended December 31, 2017, 2016, and 2015 (dollars in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2017	2016	2015
Monthly distributions	$135,850	$156,434	$149,619
Total distributions	$135,850	$156,434	$149,619

Taxation as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code commencing with our tax year ended December 31, 2011, and intend to maintain our qualification as a RIC thereafter. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income that we distribute as dividends for U.S. federal income tax purposes to our stockholders. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each tax year, an amount equal to at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss and determined without regard to any deduction for dividends paid, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to state, local and foreign taxes.

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

Transactions with Affiliates

In connection with the closing of the Transaction, an affiliate of BSP purchased $10.0 million of our common stock based on our net asset value per share as of September 30, 2016 in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). On November 7, 2016, we issued approximately 1.2 million shares of our common stock to such BSP affiliate.

Borrowings

We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with Wells Fargo, Citi, JP Morgan Securities LLC and UBS and have sold $250.0 million in aggregate principal of unsecured notes.

Wells Fargo Credit Facility
On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank as collateral agent, account bank and collateral custodian (the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility, which was subsequently amended on April 26, 2013, September 9, 2013, June 30, 2014, May 29, 2015, November 4, 2015, and May 18, 2017 provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, subject to compliance with a borrowing base. The Wells Fargo Credit Facility has a maturity date of May 18, 2022.
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
Citi Credit Facility
On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into a credit facility (the “Citi Credit Facility”) with Citibank, N.A. as administrative agent and U.S. Bank as collateral agent, account bank and collateral custodian. The Citi Credit Facility, which was subsequently amended on October 14, 2015, provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility. The Citi Credit Facility was amended on November 28, 2017 to extend the investment period to May 31, 2019. The Citi Credit Facility has a maturity date of May 28, 2020.
The Citi Credit Facility is priced at three month LIBOR, with no LIBOR floor, plus a spread of 1.60% per annum through and including the last day of the investment period and 2.00% per annum thereafter. Interest is payable quarterly in arrears. CB Funding is subject to a non-usage fee to the extent the aggregate principal amount available under the Citi Credit Facility has not been borrowed. The non-usage fee per annum is 0.50%. Any amounts borrowed under the Citi Credit Facility along with any accrued and unpaid interest thereunder will mature, and will be due and payable, in three years.
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

Unsecured Notes
On August 26, 2015, the Company entered into a Purchase Agreement relating to the Company’s sale of $100.0 million aggregate principal amount of its 6.00% fixed rate senior notes due September 1, 2020 (the “Unsecured Notes”). The Unsecured Notes are subject to customary indemnification provisions and representations, warranties and covenants. The net proceeds from the sale of the Unsecured Notes were approximately $97.9 million. The Unsecured Notes bear interest at a rate of 6.00% per year payable semi-annually.
2022 Notes
On December 14, 2017, the Company entered into a Purchase Agreement relating to the Company's sale of $150.0 million aggregate principal amount of its 4.75% fixed rate notes due December 30, 2022 (the “2022 Notes”). The 2020 Notes are subject to customary indemnification provisions and representations, warranties and covenants. The net proceeds from the sale of the 2022 Notes was approximately $147.0 million. The Notes bear interest at a rate of 4.75% per year payable semi-annually.
JP Morgan Securities LLC Prime Brokerage Account
On January 20, 2017, the Company entered into a prime brokerage account agreement with JP Morgan Securities LLC (the “JPMC PB Account”). The JPMC PB Account provides a full suite of services around the custody of bonds and equities and also access to leverage, which is dependent on the price, credit quality and diversity of the pool of assets held within the account. The borrowing availability is recalculated daily based on changes to the assets, with margin calls issued in the morning as appropriate. The cost to borrow is 1 week LIBOR + 90 bps and there is no mandatory usage or period wherein the debt needs to be repaid. As of December 31, 2017, the Company had borrowings of $36.3 million and additional borrowing capacity of $13.7 million under the JPMC PB Account.

See Note 5 to our consolidated financial statements contained in this Annual Report on Form 10-K for a more detailed discussion of our borrowings.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at December 31, 2017 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$188,051	$—	$—	$188,051	$—
Citi Credit Facility (2)	336,003	—	336,003	—	—
UBS Credit Facility (3)	232,500	232,500	—	—	—
2022 Notes (4)	149,175	—	—	149,175	—
Unsecured Notes (5)	99,158	—	99,158	—	—
JPMC PB Account (6)	36,262	—	—	—	36,262
Total contractual obligations	$1,041,149	$232,500	$435,161	$337,226	$36,262
______________

(1)	As of December 31, 2017, we had $211.9 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.

(2)	As of December 31, 2017, we had $64.0 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.

(3)	As of December 31, 2017, we had no unused borrowing capacity under the UBS Credit Facility, subject to borrowing base limits.

(4)	As of December 31, 2017, we had no unused borrowing capacity under the 2022 Notes.

(5)	As of December 31, 2017, we had no unused borrowing capacity under the Unsecured Notes.

(6)	As of December 31, 2017 , we had $13.7 million of unused borrowing capacity under the JPMC PB Account.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of December 31, 2017, we had unfunded commitments on delayed draw term loans of $38.7 million, unfunded commitments on revolver term loans of $19.8 million and unfunded equity capital commitments of $6.0 million. As of December 31, 2016, we had unfunded commitments on delayed draw term loans of $35.7 million, unfunded commitments on revolver term loans of $24.7 million and unfunded equity capital commitments of $9.4 million. The unfunded commitments are disclosed in our consolidated schedule of investments. We believe we maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.

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

As of December 31, 2017, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 2.47% and fixed rate debt, bearing a weighted average interest rate of 5.25% with a total carrying value of $1,030.2 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 25 basis points assuming that our current statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 25 Basis Points	(1.79)%
Base Interest Rate	—%
(+) 100 Basis Points	7.16%
(+) 200 Basis Points	14.31%

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

In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making that assessment, management used the criteria based on the framework set forth in Internal Control-Integrated Framework 2014 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this annual report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.15
Amendment No. 3 to Loan and Servicing Agreement, among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, dated as of September 9, 2013 (previously filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 14, 2013 and herein incorporated by reference).

10.16
Confirmation Letter Agreement by and between 405 TRS I, LLC and Citibank, N.A., amended and restated as of October 15, 2013 (previously filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 14, 2013 and herein incorporated by reference).

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

99.1	Kahala Ireland Opco Designated Activity Company Consolidated Financial Statements for the years ended December 31, 2017 and December 31, 2016.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of March 2018.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
By: /s/ Richard J. Byrne Name: Richard J. Byrne Title: Chief Executive Officer, President and Chairman of the Board of Directors
* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	March 22, 2018
/s/ Corinne D. Pankovcin Corinne D. Pankovcin	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 22, 2018
/s/ Lee S. Hillman Lee S. Hillman	Independent Director	March 22, 2018
/s/ Ronald J. Kramer Ronald J. Kramer	Independent Director	March 22, 2018
/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	March 22, 2018
/s/ Randolph C. Read Randolph C. Read	Independent Director	March 22, 2018
/s/ Edward G. Rendell Edward G. Rendell	Independent Director	March 22, 2018
/s/ Dennis M. Schaney Dennis M. Schaney	Independent Director	March 22, 2018

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management's assessment included an evaluation of the design of our internal control over financial reporting. Based on this evaluation, we have concluded that, as of December 31, 2017, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Business Development Corporation of America

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of Business Development Corporation of America (the “Company”), including the consolidated schedule of investments, as of December 31, 2017, and the related consolidated statements of operations, cash flows, and changes in net assets for the year then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Business Development Corporation of America at December 31, 2017, the results of its operations, its cash flows, and its changes in net assets for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2017, by correspondence with the custodian and brokers or by other appropriate auditing procedures where replies were not received. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, NY
March 22, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Business Development Corporation of America:

We have audited the accompanying consolidated statement of assets and liabilities, including the consolidated schedule of investments, of Business Development Corporation of America (and subsidiaries) (the Company) as of December 31, 2016, and the related consolidated statements of operations, changes in net assets, and cash flows for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2016, by correspondence with the custodian, portfolio companies and agents or by other appropriate auditing procedures where replies from portfolio companies or agents were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Business Development Corporation of America (and subsidiaries) as of December 31, 2016, and the results of their operations, and their cash flows for the years ended December 31, 2016 and 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
March 16, 2017

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	December 31,
	2017	2016
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $374,888 and $271,711, respectively)	$350,279	$254,638
Affiliate Investments, at fair value (amortized cost of $296,884 and $383,894, respectively)	236,801	354,238
Non-affiliate Investments, at fair value (amortized cost of $1,926,856 and $1,859,933, respectively)	1,916,443	1,785,207
Investments, at fair value (amortized cost of $2,598,628 and $2,515,538, respectively)	2,503,523	2,394,083
Cash and cash equivalents	99,822	189,270
Interest and dividends receivable	21,542	28,608
Receivable for unsettled trades	21,409	4,293
Prepaid expenses and other assets	6,218	52
Total assets	$2,652,514	$2,616,306

LIABILITIES
Debt (net of deferred financing costs of $10,926 and $5,013, respectively)	$1,030,223	$910,484
Stockholder distributions payable	9,923	13,516
Management fees payable	9,932	9,571
Incentive fee on income payable	4,558	3,137
Accounts payable and accrued expenses	11,137	8,454
Payable for unsettled trades	80,547	74,020
Interest and debt fees payable	11,611	9,606
Payable for common stock repurchases	—	57,651
Directors' fees payable	67	133
Total liabilities	$1,157,998	$1,086,572
Commitments and contingencies (Note 6)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 shares authorized, 179,733,998 and 177,120,791 shares issued and outstanding, respectively	180	177
Additional paid in capital	1,752,793	1,729,865
Accumulated under distributed net investment income	33,469	48,944
Accumulated over distributed net realized gains	(197,348)	(129,161)
Net unrealized depreciation, net of deferred taxes	(97,399)	(122,912)
Total net assets attributable to Business Development Corporation of America	1,491,695	1,526,913
Net assets attributable to non-controlling interest	2,821	2,821
Total net assets	1,494,516	1,529,734

Total liabilities and net assets	$2,652,514	$2,616,306

Net asset value per share attributable to Business Development Corporation of America	$8.30	$8.62

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2017	2016	2015
Investment income:
Interest from investments
Control investments	$24,648	$27,140	$18,451
Affiliate investments	17,093	41,485	38,781
Non-affiliate investments	158,548	149,736	128,339
Total interest from investments	200,289	218,361	185,571
Interest from cash and cash equivalents	362	257	58
Total interest income	200,651	218,618	185,629
Other income	23,169	11,040	10,217
Total investment income	223,820	229,658	195,846

Operating expenses:
Management fees	39,068	38,121	35,994
Incentive fee on income	19,707	17,906	10,145
Interest and debt fees	43,851	37,327	26,467
Professional fees	4,726	6,357	6,777
Other general and administrative	7,047	7,059	4,590
Administrative services	807	811	966
Insurance	11	184	210
Directors' fees	944	756	75
Expenses before expense waivers	116,161	108,521	85,224
Waiver of management and incentive fees	—	—	(3,534)
Total expenses net of expense waivers	116,161	108,521	81,690

Income tax expense, including excise tax	1,619	1,140	—

Net investment loss attributable to non-controlling interests	29	19	—

Net investment income	106,011	119,978	114,156

Realized and unrealized gain (loss) on investments:
Net realized gain (loss) from investments
Control investments	(1,702)	—	(51)
Affiliate investments	(20,019)	(11,988)	276
Non-affiliate investments	(31,414)	(11,321)	(579)
Total net realized loss from investments	(53,135)	(23,309)	(354)
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	(1,899)	(40,638)	19,207
Affiliate investments	75	48,182	(68,777)
Non-affiliate investments	27,308	(11,127)	(53,652)
Total net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	25,484	(3,583)	(103,222)
Net change in unrealized (appreciation) depreciation attributable to non-controlling interests	29	1,316	(2,527)

Net realized and unrealized loss on investments	(27,622)	(25,576)	(106,103)

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2017	2016	2015

Net increase in net assets resulting from operations	$78,389	$94,402	$8,053

Per share information - basic and diluted
Net investment income	$0.59	$0.67	$0.66
Net increase in net assets resulting from operations	$0.44	$0.52	$0.05
Weighted average shares outstanding	179,179,656	180,215,713	172,208,186

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2017	2016	2015
Operations:
Net investment income	$106,011	$119,978	$114,156
Net realized loss from investments	(53,135)	(23,309)	(354)
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	25,484	(3,583)	(103,222)
Net change in unrealized (appreciation) depreciation attributable to non-controlling interests	29	1,316	(2,527)
Net increase in net assets resulting from operations	78,389	94,402	8,053
Stockholder distributions:
Distributions	(135,850)	(156,434)	(130,846)
Distributions from net realized gain from investments	—	—	(2,509)
Return of capital	—	—	(16,264)
Net decrease in net assets from stockholder distributions	(135,850)	(156,434)	(149,619)
Capital share transactions:
Issuance of common stock, net of issuance costs	—	10,000	165,527
Reinvestment of stockholder distributions	52,455	58,424	70,033
Repurchases of common stock	(30,212)	(85,844)	(21,459)
Net increase (decrease) in net assets from capital share transactions	22,243	(17,420)	214,101
Total increase (decrease) in net assets, before non-controlling interest	(35,218)	(79,452)	72,535
Increase (decrease) in non-controlling interest	—	(1,299)	2,527
Total increase (decrease) in net assets	(35,218)	(80,751)	75,062
Net assets at beginning of year	1,529,734	1,610,485	1,535,423
Net assets at end of year	$1,494,516	$1,529,734	$1,610,485

Net asset value per common share attributable to Business Development Corporation of America	$8.30	$8.62	$8.97
Common shares outstanding at end of year	179,733,998	177,120,791	179,142,028

Accumulated under (over) distributed net investment income	$33,469	$48,944	$(7,656)
Accumulated over distributed net realized gains	$(197,348)	$(129,161)	$(3,405)

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2017	2016	2015
Operating activities:
Net increase in net assets resulting from operations	$78,389	$94,402	$8,053
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(6,963)	(12,412)	(19,904)
Net accretion of discount on investments	(8,237)	(6,898)	(5,231)
Amortization of deferred financing costs	2,525	2,806	2,577
Amortization of discount on unsecured notes	321	316	106
Sales and repayments of investments	980,929	587,893	678,166
Purchases of investments	(1,101,954)	(678,527)	(1,150,263)
Net realized loss from investments	53,135	23,309	354
Net unrealized (appreciation) depreciation on investments, gross of deferred taxes	(26,350)	3,833	102,588
(Increase) decrease in operating assets:
Interest and dividends receivable	7,066	(5,836)	(308)
Prepaid expenses and other assets	(6,166)	4,834	(3,094)
Receivable for unsettled trades	(17,116)	(2,889)	32,342
Increase (decrease) in operating liabilities:
Payable for unsettled trades	6,527	67,337	5,998
Management fees payable	361	39	1,551
Incentive fee on income payable	1,421	3,137	(2,736)
Interest and debt fees payable	2,005	3,099	3,121
Accounts payable and accrued expenses	2,683	(32)	1,744
Directors' fees payable	(66)	113	2
Net cash provided by (used in) operating activities	(31,490)	84,524	(344,934)

Financing activities:
Proceeds from issuance of shares of common stock, net	—	10,000	165,527
Repurchases of common stock	(87,863)	(29,117)	(21,207)
Decrease in deferred offering costs receivable	—	—	3,274
Proceeds from debt	347,331	195,513	456,250
Payments on debt	(222,000)	(122,571)	(232,830)
Payments of financing costs	(8,438)	(288)	(5,696)
Payments to affiliate	—	(197)	(1,411)
Stockholder distributions	(86,988)	(97,708)	(77,959)
Increase (decrease) in non-controlling interest	—	(1,298)	2,526
Net cash provided by (used in) financing activities	(57,958)	(45,666)	288,474

Net increase (decrease) in cash and cash equivalents	(89,448)	38,858	(56,460)
Cash and cash equivalents, beginning of year	189,270	150,412	206,872
Cash and cash equivalents, end of year	$99,822	$189,270	$150,412

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2017	2016	2015
Supplemental information:
Interest paid during the period	$38,764	$30,977	$20,612
Taxes, including excise tax, paid during the year	$1,063	$1,300	$257
Distributions reinvested	$52,455	$58,424	$70,033

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2017

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 118.8% (b)
Abaco Systems Holding Corp. (c) (i)	Business Services	L+6.00% (7.35%), 12/7/2021	$23,698	$23,320	$23,129	1.6%
ABC Financial Intermediate, LLC (c) (j)	Media	L+4.25% (5.94%), 1/2/2025	7,739	7,700	7,700	0.5%
Ability Networks Inc. (c) (j)	Health Care Providers & Services	L+5.00% (6.35%), 12/13/2024	13,607	13,539	13,607	0.9%
Adams Publishing Group, LLC (c) (i)	Media	L+7.00% (8.69%), 11/3/2020	16,250	16,109	16,250	1.1%
Adams Publishing Group, LLC (c)	Media	L+7.00% (8.69%), 11/3/2020	4,432	4,432	4,432	0.3%
Aleris International, Inc. (x)	Metals & Mining	9.50%, 4/1/2021	2,882	3,046	3,044	0.2%
Alvogen Pharma US, Inc. (j)	Health Care	L+5.00% (6.57%), 4/2/2022	14,061	13,955	13,932	0.9%
AMI Entertainment Network, LLC (c) (f) (i)	Hotels, Restaurants & Leisure	L+6.00% (7.69%), 7/21/2022	14,632	14,365	14,368	1.0%
Amports, Inc. (c) (m)	Transportation Infrastructure	L+5.00% (6.69%), 5/19/2020	14,876	14,832	14,876	1.0%
Amteck, LLC (c) (f) (i)	Commercial Services & Supplies	L+7.50% (9.20%), 7/2/2020	21,688	21,499	21,579	1.4%
Answers Corporation (c) (p)	Technology	L+5.00% (6.57%), 4/15/2021	3,007	2,945	2,916	0.2%
AP Gaming I, LLC (i) (j)	Gaming/Lodging	L+5.50% (7.07%), 2/15/2024	33,592	33,524	33,823	2.3%
APCO Holdings (c) (i)	Diversified Consumer Services	L+6.00% (7.57%), 1/29/2022	3,666	3,590	3,593	0.2%
Applied Merchant Systems West Coast, Inc. (c) (m)	Diversified Financial Services	L+11.50% (12.84%), 10/26/2020	18,853	18,635	17,816	1.2%
Applied Merchant Systems West Coast, Inc. (c) (m)	Diversified Financial Services	L+11.50% (12.84%), 10/26/2020	6,500	6,425	6,143	0.4%
AqGen Ascensus Inc. (j)	Technology	L+3.50% (5.06%), 12/3/2022	19,637	19,637	19,694	1.3%
AqGen Ascensus Inc. (f)	Technology	L+3.50% (5.06%), 12/3/2022	3,333	3,325	3,348	0.2%
Avatar Purchaser, Inc. (c) (m)	Business Services	L+7.50% (8.99%), 11/17/2025	11,716	11,370	11,520	0.8%
Avaya Holdings Corp. (j)	Communications Equipment	L+4.75% (6.23%), 12/15/2024	26,108	25,848	25,662	1.7%
Basho Technologies, Inc. (c) (d) (l) (t)	Software	17.00%, 5/31/2018	6,645	6,485	—	—%
Basho Technologies, Inc. (c) (d) (l) (t)	Software	17.00%, 5/31/2018	2,550	2,550	—	—%
BCP Raptor, LLC (j)	Energy Equipment & Services	L+4.25% (5.73%), 6/24/2024	19,986	19,800	20,048	1.3%
BCP Renaissance, LLC (j)	Energy Equipment & Services	L+4.00% (5.38%), 10/31/2024	8,472	8,431	8,569	0.6%
BDS Solutions Group, LLC (c) (i) (m)	Business Services	L+8.75% (10.45%), 6/1/2021	33,042	32,531	33,042	2.2%
BDS Solutions Group, LLC (c)	Business Services	L+8.75% (10.45%), 6/1/2021	2,888	2,841	2,888	0.2%
Beaver-Visitec International Holdings, Inc. (c) (j)	Health Care	L+5.00% (6.69%), 8/21/2023	6,580	6,580	6,580	0.4%
Berner Food & Beverage LLC (c) (f) (i)	Food Products	L+7.00% (8.69%), 3/16/2022	18,853	18,536	18,476	1.2%
Black Mountain Sand, LLC (c) (f)	Energy Equipment & Services	L+9.00% (10.50%), 11/30/2021	13,050	12,859	12,854	0.9%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2017

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Blount International, Inc. (j)	Commercial Services & Supplies	L+4.25% (5.61%), 4/12/2023	$12,500	$12,470	$12,637	0.9%
California Resources, Corp (m)	Metals & Mining	L+10.38% (11.88%), 12/31/2022	12,259	12,014	12,198	0.8%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (l) (o) (t)	Food Products	L+12.50% (13.88%), 4/28/2019	20,482	16,406	4,096	0.3%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (l) (o) (t)	Food Products	L+12.50% (13.88%), 4/28/2019	47,336	33,647	9,467	0.6%
Catapult Learning, LLC (c) (i) (m)	Diversified Consumer Services	L+6.50% (7.88%), 7/16/2020	27,138	26,861	25,917	1.7%
CCW, LLC (c) (f) (i)	Hotels, Restaurants & Leisure	L+7.00% (8.63%), 3/21/2021	26,525	26,292	26,525	1.8%
Central Security Group, Inc. (c) (i) (j)	Commercial Services & Supplies	L+5.63% (7.19%), 10/6/2021	25,293	24,999	25,294	1.7%
Chicken Soup for the Soul Publishing, LLC (c)	Media	L+6.25% (7.61%), 1/8/2019	27,536	27,465	24,369	1.6%
Chloe Ox Parent, LLC (j)	Health Care Providers & Services	L+5.00% (6.64%), 12/23/2024	10,768	10,660	10,768	0.7%
Clover Technologies Group, LLC (j)	Commercial Services & Supplies	L+4.50% (6.07%), 5/8/2020	13,548	13,495	10,070	0.7%
Community Care Health Network, LLC (c) (j)	Health Care	L+5.50% (7.07%), 10/19/2021	2,376	2,384	2,377	0.2%
CONSOL Energy, Inc. (j)	Metals & Mining	L+6.00% (7.47%), 11/28/2022	3,240	3,176	3,275	0.2%
Contura Energy Inc. (j)	Energy Equipment & Services	L+5.00% (6.63%), 3/18/2024	7,491	7,425	7,379	0.5%
ConvergeOne Holdings Corp. (j)	Technology	L+4.75% (6.44%), 6/20/2024	16,475	16,323	16,489	1.1%
Cvent, Inc. (c) (j)	Internet Software & Services	L+3.75% (5.32%), 11/29/2024	16,436	16,333	16,436	1.1%
DigiCert, Inc (j)	Internet Software & Services	L+4.75% (6.13%), 10/31/2024	10,800	10,747	10,930	0.7%
Eagle Rx, LLC (c) (i)	Health Care Providers & Services	L+4.25% (5.61%), 8/15/2019	27,279	27,192	27,279	1.8%
Elo Touch Solutions, Inc (j)	Technology	L+6.00% (7.44%), 10/31/2023	3,781	3,744	3,772	0.3%
ERG Holding Company (c) (i) (m)	Health Care Providers & Services	L+6.75% (8.45%), 4/4/2019	34,099	33,846	33,587	2.3%
ERG Holding Company (c) (f)	Health Care Providers & Services	L+6.75% (8.45%), 4/4/2019	136	136	134	0.1%
Everi Payments, Inc. (j)	Hotels, Restaurants & Leisure	L+3.50% (4.98%), 5/9/2024	10,654	10,639	10,748	0.7%
Excelitas Technologies Corp. (j)	Electronic Equipment, Instruments & Components	L+3.50% (5.16%), 12/2/2024	10,000	9,975	10,066	0.7%
Genesys Telecommunications Laboratories, Inc. (j)	Diversified Telecommunication Services	L+3.75% (5.44%), 12/1/2023	24,751	24,435	24,874	1.7%
Greenwave Holdings, Inc. (c) (d) (l)	Internet Software & Services	13.00%, 7/8/2019	12,184	12,136	12,184	0.8%
GTCR Valor Companies, Inc. (j)	Internet Software & Services	L+4.25% (5.94%), 6/16/2023	9,975	9,952	10,079	0.7%
HC Group Holdings III, Inc. (j)	Health Care	L+5.00% (6.57%), 4/7/2022	14,781	14,567	14,911	1.0%
Hexion Inc. (x)	Chemicals	10.38%, 2/1/2022	920	920	853	0.1%
Ideal Tridon Holdings, Inc. (c) (m)	Commercial Services & Supplies	L+6.50% (7.74%), 7/31/2023	23,917	23,472	23,465	1.6%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2017

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Ideal Tridon Holdings, Inc. (c) (f)	Commercial Services & Supplies	L+6.50% (7.74%), 7/31/2022	$546	$511	$536	—%
Indivior Finance S.A.R.L. (i)	Health Care	L+4.50% (6.11%), 12/18/2022	6,983	6,948	7,001	0.5%
InMotion Entertainment Group, LLC (c) (i)	Specialty Retail	L+7.25% (8.95%), 10/1/2021	13,343	13,299	13,343	0.9%
InMotion Entertainment Group, LLC (c) (f) (i)	Specialty Retail	L+7.75% (9.45%), 10/1/2021	327	327	327	—%
Intelsat S.A (m)	Diversified Telecommunication Services	L+4.50% (6.19%), 1/2/2024	665	665	672	—%
Intelsat S.A (m)	Diversified Telecommunication Services	L+4.50% (6.63%), 1/2/2024	2,211	2,211	2,231	0.1%
Internap Corporation (m)	Communications Equipment	L+7.00% (8.41%), 4/6/2022	8,208	8,102	8,280	0.6%
IPC Corp. (j)	Diversified Telecommunication Services	L+4.50% (5.89%), 8/6/2021	7,103	6,995	6,943	0.5%
Jackson Hewitt, Inc. (j)	Diversified Consumer Services	L+7.00% (8.38%), 7/30/2020	6,515	6,448	6,409	0.4%
K2 Pure Solutions NoCal, L.P. (c) (i)	Chemicals	L+6.00% (7.57%), 2/19/2021	6,500	6,445	6,500	0.4%
Kahala Ireland OpCo Designated Activity Company (a) (c) (l) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	141,549	141,549	141,549	9.5%
Kissner Milling Co. Ltd. (c) (x)	Chemicals	8.38%, 12/1/2022	21,199	21,530	21,430	1.4%
Lakeland Tours, LLC (f)	Diversified Consumer Services	L+4.00% (5.59%), 12/15/2024	5,634	5,620	5,683	0.4%
LenderLive Services, LLC (c)	Business Services	L+12.00% (13.50%), 8/11/2020	10,000	9,869	9,650	0.7%
Lightsquared LP (l)	Diversified Telecommunications Services	L+8.75% (10.27%), 6/15/2020	11,315	10,598	10,481	0.7%
Lionbridge Technologies, Inc. (c) (i)	Business Services	L+5.50% (7.07%), 2/28/2024	13,764	13,703	13,702	0.9%
MCS Acquisition Corp. (c) (j)	Professional Services	L+4.75% (6.25%), 5/18/2024	14,297	14,239	14,297	1.0%
Medallion Midland Acquisition, L.P. (j)	Energy Equipment & Services	L+3.25% (4.82%), 11/13/2024	4,450	4,439	4,456	0.3%
Medical Depot Holdings, Inc. (c) (i)	Health Care	L+5.50% (7.19%), 1/3/2023	19,771	18,270	18,407	1.2%
Metal Services LLC (j)	Metals & Mining	L+7.50% (9.19%), 6/30/2019	10,806	10,726	10,846	0.7%
Michael Baker International, LLC (j)	Business Services	L+4.50% (5.94%), 11/21/2022	5,607	5,552	5,593	0.4%
Midwest Can Company, LLC (c) (f) (i)	Energy Equipment & Services	L+6.75% (8.32%), 1/26/2022	5,067	4,994	5,008	0.3%
MMM Holdings, LLC (c) (d) (j) (l)	Health Care	L+8.75% (10.32%), 6/28/2019	7,028	7,029	6,818	0.5%
Monitronics International, Inc. (j)	Diversified Consumer Services	L+5.50% (7.19%), 9/30/2022	2,963	2,950	2,933	0.2%
Montreign Operating Company, LLC (c) (m)	Hotels, Restaurants & Leisure	L+8.25% (9.82%), 1/24/2023	27,161	26,732	27,473	1.8%
Mood Media Corporation (c) (m)	Business Services	L+7.25% (8.94%), 6/28/2022	13,912	13,638	13,608	0.9%
Motion Recruitment Partners, LLC (c) (f) (i)	Professional Services	L+6.00% (7.57%), 2/13/2020	17,194	17,021	17,194	1.2%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2017

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
MSO of Puerto Rico, LLC (c) (d) (j) (l)	Health Care	L+8.75% (10.32%), 6/28/2019	$5,110	$5,110	$4,956	0.3%
Murray Energy Holdings Co. (j)	Energy Equipment & Services	L+7.25% (8.94%), 4/16/2020	13,408	12,929	11,778	0.8%
National Technical Systems, Inc. (c) (i)	Professional Services	L+6.25% (7.61%), 6/12/2021	16,469	16,376	15,481	1.0%
Navitas Midstream Midland Basin, LLC (j)	Energy Equipment & Services	L+4.50% (5.98%), 12/13/2024	7,969	7,929	7,969	0.5%
New Star Metals Inc. (c) (d) (l) (m)	Business Services	L+9.50% (11.00%), 12/22/2021	24,388	23,959	24,413	1.6%
NexSteppe Inc. (c) (f) (l) (t)	Chemicals	12.00%, 9/30/2018	1,533	1,500	—	—%
NexSteppe Inc. (c) (l) (t)	Chemicals	12.00%, 9/30/2018	11,998	10,453	—	—%
Noosa Acquirer, Inc. (c) (i) (m)	Food Products	L+5.25% (6.94%), 11/21/2020	25,000	24,819	25,000	1.7%
NTM Acquisition Corp. (c) (i)	Media	L+6.25% (7.94%), 6/7/2022	18,681	18,490	18,587	1.2%
Office Depot, Inc. (j)	Specialty Retail	L+7.00% (8.41%), 11/8/2022	9,130	8,949	9,153	0.6%
Optiv, Inc. (j)	Business Services	L+3.25% (4.63%), 2/1/2024	4,455	4,229	4,160	0.3%
Orchid Underwriters Agency, LLC (c) (f) (i)	Insurance Broker	L+5.00% (6.31%), 3/17/2022	18,480	18,325	18,480	1.2%
ORG Chemical Holdings, LLC (c) (i) (m)	Chemicals	L+5.75% (7.44%), 6/30/2022	27,822	27,322	27,338	1.8%
ORG GC Holdings, LLC (c) (i) m)	Business Services	L+6.75% (8.08%), 7/31/2022	25,550	25,199	25,266	1.7%
Peabody Energy Corp. (j)	Metals & Mining	L+3.50% (5.07%), 3/31/2022	2,608	2,602	2,641	0.2%
PeopLease Holdings, LLC (c) (i)	Commercial Services & Supplies	L+9.00% (10.70%), 2/26/2021	20,000	19,872	15,000	1.0%
PetVet Care Centers, LLC (c) (i)	Business Services	L+6.00% (7.69%), 6/8/2023	19,454	19,296	19,386	1.3%
PetVet Care Centers, LLC (c) (f)	Business Services	L+6.00% (7.35%), 6/8/2023	4,425	4,425	4,409	0.3%
PetVet Care Centers, LLC (c) (f)	Business Services	L+6.00% (9.50%), 6/8/2023	1,676	1,676	1,676	0.1%
PGX Holdings, Inc. (c) (j)	Transportation Infrastructure	L+5.25% (6.82%), 9/29/2020	12,547	12,500	12,547	0.8%
Premier Dental Services, Inc. (i) (j)	Health Care	L+5.25% (6.82%), 6/30/2023	33,018	32,764	33,162	2.2%
Premier Global Services, Inc. (j)	Diversified Telecommunication Services	L+6.50% (7.83%), 12/8/2021	9,357	9,093	9,182	0.6%
Pre-Paid Legal Services, Inc. (c) (j)	Diversified Consumer Services	L+5.25% (6.82%), 7/1/2019	12,010	12,026	12,010	0.8%
Pride Plating, Inc. (c) (i)	Aerospace & Defense	L+5.50% (7.19%), 6/13/2019	8,376	8,351	8,293	0.6%
PSKW, LLC (c) (i)	Health Care Providers & Services	L+4.25% (5.94%), 11/25/2021	1,569	1,559	1,569	0.1%
PSKW, LLC (c) (m)	Health Care Providers & Services	L+8.26% (9.95%), 11/25/2021	17,750	17,518	17,750	1.2%
PSKW, LLC (c) (m)	Health Care Providers & Services	L+8.26% (9.95%), 11/25/2021	1,972	1,934	1,972	0.1%
PT Network, LLC (c) (f) (i)	Health Care	L+5.50% (6.86%), 11/30/2021	16,935	16,802	16,931	1.1%
Pure Barre, LLC (c) (i) (m)	Hotels, Restaurants & Leisure	L+7.00% (8.57%), 6/11/2020	25,698	25,478	25,441	1.7%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2017

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Pure Barre, LLC (c) (f)	Hotels, Restaurants & Leisure	L+7.00% (8.57%), 6/11/2020	$500	$500	$495	—%
Resco Products, Inc. (c) (i)	Metals & Mining	L+6.25% (7.82%), 3/7/2020	10,000	10,000	9,750	0.7%
Sage Automotive Holdings, Inc. (j)	Auto Components	L+5.00% (6.57%), 11/8/2022	18,461	18,321	18,576	1.2%
SHO Holding II Corporation (c) (j)	Specialty Retail	L+5.00% (6.42%), 10/27/2022	9,770	9,702	9,379	0.6%
Skillsoft Corp. (j)	Technology	L+4.75% (6.32%), 4/28/2021	12,829	12,158	12,325	0.8%
Squan Holding Corp. (c) (p)	Diversified Telecommunication Services	L+4.50% (6.20%), 10/10/2019	17,052	14,680	13,642	0.9%
SSH Group Holdings, Inc. (c) (i)	Diversified Consumer Services	L+5.00% (6.69%), 10/2/2024	6,088	6,029	6,027	0.4%
SunGard Availability Services Capital, Inc. (c) (j)	IT Services	L+10.00% (11.56%), 3/31/2019	6,860	6,842	6,688	0.5%
Tax Defense Network, LLC (c) (l) (t)	Diversified Consumer Services	L+13.00% (14.70%), 8/28/2019	29,670	26,532	7,477	0.5%
Thoughtworks, Inc. (j)	Business Services	L+4.50% (6.07%), 10/12/2024	4,420	4,409	4,420	0.3%
Tillamook Country Smoker, LLC (c) (f) (i)	Food Products	L+5.75% (7.19%), 5/19/2022	10,244	10,110	10,111	0.7%
Traverse Midstream Partners, LLC (j)	Energy Equipment & Services	L+4.00% (5.85%), 9/27/2024	6,352	6,321	6,435	0.4%
Trilogy International Partners, LLC (x)	Diversified Telecommunication Services	8.88%, 5/1/2022	14,875	14,810	15,247	1.0%
Trojan Battery Company, LLC (c) (j)	Auto Components	L+4.75% (6.32%), 6/12/2021	10,478	10,425	10,399	0.7%
Turning Tech LLC (c) (i)	Software	L+10.75% (12.45%), 6/30/2020	23,476	23,271	20,542	1.4%
Twenty Eighty, Inc. (c) (f) (l) (p)	Media	8.00%, 3/31/2020	6,291	4,535	4,719	0.3%
Twenty Eighty, Inc. (c) (f) (l) (p)	Media	L+8.00% (9.42%), 3/31/2020	2,911	2,426	2,853	0.2%
Twenty Eighty, Inc. (c) (f) (l) (p)	Media	9.00%, 3/31/2020	5,753	4,164	3,739	0.3%
United Central Industrial Supply Company, LLC (c) (i) (j)	Commercial Services & Supplies	L+7.25% (8.82%), 10/9/2018	8,504	8,483	7,943	0.5%
US Salt, LLC (c) (f) (i) (m)	Food Products	L+4.75% (6.11%), 12/1/2023	5,189	5,137	5,137	0.3%
VCVH Holding Corp. (c) (i) (j)	Health Care	L+5.00% (6.70%), 6/1/2023	22,875	22,801	23,081	1.5%
Veritas US Inc. (j)	Technology	L+4.50% (6.19%), 1/27/2023	15,018	15,061	15,044	1.0%
VetCor Professional Practices LLC (c) (f) (i)	Diversified Consumer Services	L+6.00% (7.69%), 4/20/2021	4,909	4,877	4,859	0.3%
VetCor Professional Practices LLC (c)	Diversified Consumer Services	L+6.00% (7.69%), 4/20/2021	2,569	2,569	2,543	0.2%
VetCor Professional Practices LLC (c) (i)	Diversified Consumer Services	L+6.00% (7.69%), 4/20/2021	9,750	9,696	9,653	0.7%
Von Drehle Corporation (c) (i) (m)	Life Sciences Tools & Services	L+7.50% (9.19%), 3/6/2023	26,549	26,167	26,220	1.8%
Xplornet Communications, Inc. (a) (j)	Diversified Telecommunication Services	L+4.75% (6.44%), 9/9/2021	13,127	13,051	13,242	0.9%
Sub Total Senior Secured First Lien Debt				$1,865,392	$1,776,534	118.8%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2017

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Senior Secured Second Lien Debt - 16.0% (b)
Anchor Glass Container Corporation (c) (m)	Containers & Packaging	L+7.75% (9.18%), 12/7/2024	$20,000	$19,826	$20,060	1.3%
Answers Corporation (c) (p)	Technology	L+7.90% (9.00%), 9/15/2021	4,675	4,088	4,371	0.3%
Astro AB Merger Sub, Inc. (m)	Diversified Financial Services	L+7.50% (8.88%), 4/30/2023	7,758	7,758	7,777	0.5%
Boston Market Corporation (c) (m)	Hotels, Restaurants & Leisure	L+8.25% (9.73%), 12/16/2018	24,101	24,026	23,860	1.6%
BrandMuscle Holdings Inc. (c) (m)	Internet Software & Services	L+8.50% (9.84%), 6/1/2022	24,500	24,166	24,500	1.6%
Cayan Holdings (c) (m)	IT Services	L+8.50% (10.18%), 3/24/2022	20,000	19,673	20,000	1.3%
CDS U.S. Intermediate Holdings, Inc. (c) (m)	Hotels, Restaurants & Leisure	L+8.25% (9.94%), 7/8/2023	7,927	7,809	7,828	0.5%
CIG Financial, LLC (a) (c) (m)	Consumer Finance	10.50%, 6/30/2019	9,000	8,973	8,550	0.6%
CIG Financial, LLC (a) (c) (f)	Consumer Finance	10.50%, 6/30/2019	1,000	1,000	950	0.1%
CREDITCORP (x)	Consumer Finance	12.00%, 7/15/2018	13,250	13,238	11,925	0.8%
Epic Health Services, Inc. (c) (m)	Health Care Providers & Services	L+8.00% (9.57%), 3/17/2025	15,000	14,796	14,531	1.0%
Hertz Corp. (x)	Automobiles	7.63%, 6/1/2022	14,194	14,194	14,930	1.0%
PI US Holdco III Limited (c) (m)	Consumer Finance	L+7.25% (8.92%), 12/20/2025	6,696	6,629	6,629	0.4%
Recess Holdings, Inc. (c) (m)	Hotels, Restaurants & Leisure	L+3.75% (5.25%), 9/29/2025	13,008	12,816	12,813	0.9%
Rx30 HoldCo, Inc. (c) (m)	Health Care Technology	L+9.00% (10.35%), 6/15/2022	11,500	11,353	11,500	0.8%
Rx30 HoldCo, Inc. (c) (m)	Health Care Technology	L+9.00% (10.50%), 6/15/2022	1,229	1,204	1,229	0.1%
TierPoint, LLC (c) (m)	Technology	L+7.25% (8.82%), 5/5/2025	5,334	5,285	5,281	0.4%
U.S. Auto (c) (m)	Diversified Consumer Services	L+11.75% (13.12%), 6/8/2020	30,000	29,743	29,100	2.0%
US Salt, LLC (c) (m)	Food Products	L+8.75% (10.18%), 12/1/2024	12,872	12,681	12,679	0.8%
Sub Total Senior Secured Second Lien Debt				$239,258	$238,513	16.0%

Subordinated Debt - 6.3% (b)
BMC Software Finance, Inc. (x)	Software	8.13%, 7/15/2021	$8,461	$8,422	$8,482	0.6%
Gold, Inc. (c) (m)	Textiles, Apparel & Luxury Goods	10.00%, 6/30/2019	3,742	3,670	3,312	0.2%
Frontier Communications (x)	Diversified Telecommunication Services	8.13%, 10/1/2018	5,500	5,494	5,479	0.4%
Frontier Communications (x)	Diversified Telecommunication Services	8.50%, 4/15/2020	10,000	9,143	8,300	0.5%
Park Ave RE Holdings, LLC (c) (d) (l) (o)	Real Estate Management & Development	L+8.00% (13.00%), 12/31/2021	37,192	37,192	37,192	2.5%
Steel City Media (c) (l)	Media	16.00%, 3/29/2020	23,661	23,461	20,585	1.4%
Xplornet Communications, Inc. (a) (l) (x)	Diversified Telecommunication Services	10.63%, 6/1/2022	10,534	10,534	10,989	0.7%
Sub Total Subordinated Debt				$97,916	$94,339	6.3%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2017

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Collateralized Securities - 10.7% (b)
Collateralized Securities - Debt Investment
NewStar Exeter Fund CLO - Debt (a) (c) (p)	Diversified Investment Vehicles	L+7.50% (8.86%), 1/19/2027	$10,728	$9,262	$8,660	0.6%
Collateralized Securities - Equity Investment (n)
B&M CLO 2014-1, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 4/16/2026	$40,250	$15,385	$12,804	0.8%
CVP Cascade CLO, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 1/16/2026	31,000	7,618	4,121	0.3%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 1/15/2027	35,057	16,421	12,508	0.8%
MidOcean Credit CLO II, LLC Income Notes (a) (c) (p) (v)	Diversified Investment Vehicles	15.75%, 1/29/2025	37,600	20,876	20,651	1.4%
MidOcean Credit CLO III, LLC Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	1.31%, 7/21/2026	40,250	20,323	17,508	1.2%
MidOcean Credit CLO IV, LLC Income Notes (a) (c) (p) (v)	Diversified Investment Vehicles	1.44%, 4/15/2027	21,500	13,289	12,212	0.8%
NewStar Arlington Senior Loan Program LLC Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	12.62%, 7/25/2025	31,603	21,849	25,439	1.7%
NewStar Exeter Fund CLO - Equity (a) (c) (p) (v)	Diversified Investment Vehicles	3.45%, 1/19/2027	31,575	19,471	13,089	0.9%
OFSI Fund VI, Ltd. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 3/20/2025	38,000	14,006	10,162	0.7%
Related Fee Agreements (a) (c) (s)	Diversified Investment Vehicles			6,959	3,917	0.2%
Silver Spring CLO, Ltd. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 10/16/2026	31,500	15,123	10,363	0.7%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	10.03%, 5/1/2026	36,000	12,947	8,761	0.6%
Sub Total Collateralized Securities				$193,529	$160,195	10.7%

Equity/Other - 15.7% (b)
Answers Corporation - Common Equity (c) (e) (p)	Technology		909	$11,361	$14,231	1.0%
Avaya Holdings Corp. (e) (x)	Communications Equipment		611	9,696	10,716	0.7%
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant (c) (e)	Software	Expire 3/9/2025	306,122	—	—	—%
Basho Technologies, Inc. - Series G Senior Preferred Stock (c) (e)	Software		2,040,816	2,000	—	—%
California Resources Development JV, LLC - Preferred Equity (c) (u)	Metals & Mining	9.00%	26,717,000	26,183	26,984	1.8%
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (c) (e) (o)	Food Products		6,023	1,630	—	—%
Capstone Nutrition - Class B and C Common Stock (fka Integrity Nutraceuticals, Inc.) (c) (e) (o) (u)	Food Products		24,656	—	—	—%
Danish CRJ LTD. - Common Equity (a) (c) (e) (p) (r)	Aerospace & Defense		10,000	1	605	—%
Evolution Research Group - Preferred Equity (c) (e)	Health Care Providers & Services	8.00%	500,000	500	535	—%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2017

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Greenwave Holdings, Inc. - Series C Preferred Stock Warrant (c) (e)	Internet Software & Services	Expire 8/16/2025	172,414	$—	$—	—%
Kahala Ireland OpCo Designated Activity Company - Common Equity (a) (c) (e) (h) (o)	Aerospace & Defense		137	—	11,709	0.8%
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (a) (c) (e) (h) (o)	Aerospace & Defense		3,250,000	2,851	3,250	0.2%
Kahala US OpCo LLC - Class A Preferred Units (c) (e) (k) (o)	Aerospace & Defense	13.00%	4,413,472	—	—	—%
Mood Media Corporation - Warrants (c) (e)	Business Services		121,021	27	47	—%
New Star Metals Inc. - Warrants (c) (e)	Business Services	Expire 12/22/2036	100,216	151	272	—%
NexSteppe Inc. - Series C Preferred Stock Warrant (c) (e)	Chemicals		237,240	737	—	—%
NMFC Senior Loan Program I, LLC (a) (p)	Diversified Investment Vehicles		50,000	50,000	50,805	3.4%
Orchid Underwriters Agency, LLC - Preferred Shares (c) (e) (u)	Insurance Broker		5,000	113	616	—%
Orchid Underwriters Agency, LLC - Common Shares (c) (e) (u)	Insurance Broker		5,000	—	—	—%
Park Ave RE Holdings, LLC - Common Shares (c) (e) (o) (w)	Real Estate Management & Development		1,000	—	12,678	0.8%
Park Ave RE Holdings, LLC - Preferred Shares (c) (e) (o) (w)	Real Estate Management & Development	8.00%	47,290	23,645	23,645	1.6%
PennantPark Credit Opportunities Fund II, LP (a) (f) (g) (p)	Diversified Investment Vehicles		$9,952	9,952	10,136	0.7%
South Grand MM CLO I, LLC (a) (f) (p)	Diversified Investment Vehicles		$29,524	29,095	28,904	2.0%
Squan Holding Corp. - Class A Common Stock (c) (e) (p)	Diversified Telecommunication Services		180,835	—	—	—%
Squan Holding Corp. - Series A Preferred Stock (c) (e) (p)	Diversified Telecommunication Services		8,962	—	60	—%
Tax Defense Network, LLC - Common Equity (c) (e)	Diversified Consumer Services		106,346	425	—	—%
Tennenbaum Waterman Fund, L.P. (a)	Diversified Investment Vehicles		$10,000	10,000	10,427	0.7%
TCG BDC, Inc. - Common Stock (fka Carlyle GMS Finance, Inc.) (a) (x)	Diversified Investment Vehicles		404,899	7,765	7,843	0.5%
The SAVO Group, Ltd. - Warrants (c) (e)	Internet Software & Services	Expire 3/23/2023	138,000	—	—	—%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		$12,141	12,141	11,373	0.9%
Twentyeighty, Inc. - Class A Common Equity (c) (e)	Media		54,586	—	—	—%
TZ Holdings, Inc. - Warrants (fka Zimbra, Inc.) (c) (e)	Software		—	—	—	—%
TZ Holdings, Inc. - Preferred Shares (fka Zimbra, Inc.) (c) (e)	Software		1,000,000	10	179	—%
U.S. Auto - Series A Common Units (c) (e) (u)	Diversified Consumer Services		10,000	10	—	—%
U.S. Auto - Series A Preferred Units (c) (e) (u)	Diversified Consumer Services		490	490	513	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2017

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
World Business Lenders, LLC - Preferred Stock (c) (e)	Consumer Finance		922,669	$3,750	$3,759	0.3%
Xplornet Communications, Inc. - Warrants (a) (c) (e)	Diversified Telecommunication Services	Expire 10/25/2023	10,284	—	4,655	0.3%
Sub Total Equity/Other				$202,533	$233,942	15.7%

TOTAL INVESTMENTS - 167.5% (b)				$2,598,628	$2,503,523	167.5%
_____________

(a)
All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. Qualifying assets represent 73.8% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.

(b)	Percentages are based on net assets of $1,494,516 as of December 31, 2017.

(c)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act and are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).

(d)	As of the date of election, the portfolio company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be payment-in-kind (“PIK”).

(e)	Non-income producing at December 31, 2017.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2017

(f)The Company has various unfunded commitments to portfolio companies. The remaining amount of these unfunded commitments as of December 31, 2017 are comprised of the following:

Portfolio Company Name	Investment Type	Commitment Type	Original Commitment	Remaining Commitment
AMI Entertainment Network, LLC	Senior Secured First Lien Debt	Revolver term loan	$1,234	$1,234
Amteck, LLC	Senior Secured First Lien Debt	Revolver term loan	5,000	5,000
AqGen Ascensus, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	5,000	1,667
Berner Food & Beverage LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,693	2,693
Black Mountain Sand LLC	Senior Secured First Lien Debt	Delayed draw term loan	13,050	13,050
CCW, LLC	Senior Secured First Lien Debt	Revolver term loan	3,000	600
CIG Financial, LLC	Senior Secured Second Lien Debt	Delayed draw term loan	5,000	4,000
ERG Holding Company	Senior Secured First Lien Debt	Delayed draw term loan	263	136
ERG Holding Company	Senior Secured First Lien Debt	Revolver term loan	87	78
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,731	2,185
InMotion Entertainment Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,200	1,843
Lakeland Tours, LLC	Senior Secured First Lien Debt	Delayed draw term loan	464	464
Midwest Can Company, LLC	Senior Secured First Lien Debt	Delayed draw term loan	828	828
Motion Recruitment Partners, LLC	Senior Secured First Lien Debt	Revolver term loan	2,000	2,000
NexSteppe Inc.	Senior Secured First Lien Debt	Delayed draw term loan	2,825	250
Orchid Underwriters Agency, LLC	Senior Secured First Lien Debt	Revolver term loan	2,200	2,200
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Equity capital commitment	10,764	538
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Delayed draw term loan	6,704	2,272
PT Network, LLC	Senior Secured First Lien Debt	Delayed draw term loan	6,579	6,579
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,316	1,316
Pure Barre, LLC	Senior Secured First Lien Debt	Revolver term loan	2,500	2,000
South Grand MM CLO I, LLC	Equity/Other	Equity capital commitment	35,000	5,476
Tillamook Country Smoker, LLC	Senior Secured First Lien Debt	Revolver term loan	2,696	2,696
Twentyeighty, Inc.	Senior Secured First Lien Debt	Revolver term loan	442	442
US Salt, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,297	1,297
VetCor Professional Practices LLC	Senior Secured First Lien Debt	Delayed draw term loan	3,656	3,656
Total			$119,529	$64,500

(g)	The investment is subject to a three year lock-up restriction on withdrawals in year 4.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2017

(l)For the year ended December 31, 2017, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind (“PIK”):

Portfolio Company	Investment Type	Cash	PIK	All-in Rate	PIK Earned for the Year ended December 31, 2017
Basho Technologies, Inc.	Senior Secured First Lien Debt	17.00%	—%	17.00%	$—
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.)	Senior Secured First Lien Debt	—%	13.88%	13.88%	—
Greenwave Holdings, Inc.	Senior Secured First Lien Debt	10.00%	3.00%	13.00%	476
ILC Dover LP	Senior Secured First Lien Debt	8.24%	2.00%	10.24%	214
Kahala Ireland OpCo Designated Activity Company	Senior Secured First Lien Debt	—%	13.00%	13.00%	141
Lightsquared LP	Senior Secured First Lien Debt	—%	10.27%	10.27%	1,069
MMM Holdings, LLC	Senior Secured First Lien Debt	10.32%	—%	10.32%	—
MSO of Puerto Rico, LLC	Senior Secured First Lien Debt	10.32%	—%	10.32%	—
New Star Metals Inc.	Senior Secured First Lien Debt	11.00%	—%	11.00%	—
NexSteppe Inc.	Senior Secured First Lien Debt	—%	12.00%	12.00%	135
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%	—
Steel City Media	Subordinated Debt	—%	16.00%	16.00%	2,243
Tax Defense Network, LLC	Senior Secured First Lien Debt	—%	14.70%	14.70%	266
Twentyeighty, Inc.	Senior Secured First Lien Debt	4.92%	4.50%	9.42%	108
Twentyeighty, Inc.	Senior Secured First Lien Debt	1.00%	7.00%	8.00%	390
Twentyeighty, Inc.	Senior Secured First Lien Debt	0.25%	8.75%	9.00%	441
Xplornet Communications, Inc.	Subordinated Debt	—%	13.00%	13.00%	946
Xplornet Communications, Inc.	Subordinated Debt	—%	10.63%	10.63%	534
Total					$6,963

(m)	The Company's investment or a portion thereof is pledged as collateral under the UBS Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

(n)
For equity investments in Collateralized Securities, the effective yield is presented in place of the investment coupon rate for each investment. Refer to footnote (v) for a further description of an equity investment in a Collateralized Security.

(o)
The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be "non-controlled" when we own 25% or less of the portfolio company's voting securities and "controlled" when we own more than 25% of the portfolio company's voting securities. The Company classifies this investment as "controlled".

(p)
The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as "non-affiliated" when we own less than 5% of a portfolio company's voting securities and "affiliated" when we own 5% or more of a portfolio company's voting securities. The Company classifies this investment as "affiliated".

(q)	Unless otherwise indicated, all investments in the schedule of investments are non-affiliated, non-controlled investments.

(r)	The Company's investment is held through the Consolidated Holding Company, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.

(s)	Related Fee Agreements consist of four investments with a total fair value of $3.9 million that are classified as Affiliated Investments.

(t)	The investment is on non-accrual status as of December 31, 2017.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

(v)
The Collateralized Securities - subordinated notes are treated as equity investments and are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.

(w)	The Company's investment is held through the consolidated subsidiary, Park Ave RE, Inc., which owns 100% of the equity of the operating company, Park Ave RE Holdings, LLC.

(x)	The Company's investment or a portion thereof is pledged as collateral under the JPMC PB Account. Individual investments can be divided into parts which are pledged to separate credit facilities.

(y)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2017

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2017:

	At December 31, 2017
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles	$279,683	11.2%
Business Services	197,181	7.9
Aerospace & Defense	165,406	6.6
Hotels, Restaurants & Leisure	149,551	6.0
Health Care	148,156	5.9
Diversified Telecommunication Services	125,997	5.0
Health Care Providers & Services	121,732	4.9
Diversified Consumer Services	116,717	4.7
Commercial Services & Supplies	116,524	4.6
Technology	97,471	3.9
Media	95,534	3.8
Food Products	84,966	3.4
Energy Equipment & Services	84,496	3.4
Internet Software & Services	74,129	3.0
Real Estate Management & Development	73,515	2.9
Metals & Mining	68,738	2.6
Chemicals	56,121	2.2
Professional Services	46,972	1.9
Communications Equipment	44,658	1.8
Software	36,903	1.5
Gaming/Lodging	33,823	1.3
Specialty Retail	32,202	1.3
Consumer Finance	31,813	1.3
Diversified Financial Services	31,736	1.3
Auto Components	28,975	1.2
Transportation Infrastructure	27,423	1.1
IT Services	26,688	1.1
Life Sciences Tools & Services	26,220	1.0
Containers & Packaging	20,060	0.8
Insurance	19,096	0.8
Automobiles	14,930	0.6
Health Care Technology	12,729	0.5
Electronic Equipment, Instruments & Components	10,066	0.4
Textiles, Apparel & Luxury Goods	3,312	0.1
Total	$2,503,523	100.0%

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2016

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (n) (x)	Principal / Number of Shares	Amortized Cost	Fair Value (c)	% of Net Assets (b)
Clover Technologies Group, LLC (j)	Commercial Services & Supplies	P+3.50% (7.25%), 5/8/2020	$14,012	$13,935	$13,265	0.9%
Contura Energy Inc.	Energy Equipment & Services	10.00%, 8/1/2021	10,000	10,534	10,650	0.7%
ConvergeOne Holdings Corp. (j)	Diversified Consumer Services	L+5.38% (6.38%), 6/17/2020	16,601	16,470	16,518	1.1%
Covenant Surgical Partners	Health Care	(8.75%), 8/1/2019	10,000	9,457	9,675	0.6%
Cvent, Inc. (j)	Internet Software & Services	L+5.00% (6.00%), 11/29/2023	10,000	9,900	10,075	0.7%
Danish CRJ LTD. (a) (p)	Aerospace & Defense	0.135	20	7	20	—%
DigiCert, Inc (j)	Internet Software & Services	L+5.00% (6.00%), 10/21/2021	10,890	10,627	10,836	0.7%
Doskocil Manufacturing Company, Inc. (m)	Household Durables	L+8.40% (9.40%), 11/10/2020	15,000	14,797	15,000	1.0%
Eagle Rx, LLC (i)	Health Care Providers & Services	L+6.00% (7.00%), 8/15/2019	14,533	14,495	14,533	1.0%
ECI Acquisition Holdings, Inc. (i)	Internet Software & Services	L+6.25% (7.25%), 3/11/2019	12,775	12,738	12,584	0.8%
Emergency Communications Network, LLC (m)	Internet Software & Services	L+10.08% (11.33%), 6/12/2021	19,750	19,530	19,552	1.3%
ERG Holding Company (i) (m)	Health Care Providers & Services	L+6.75% (8.00%), 4/4/2019	34,650	34,194	34,130	2.2%
Excelitas Technologies Corp. (j)	Electronic Equipment, Instruments & Components	L+5.00% (6.00%), 11/2/2020	13,761	13,714	13,451	0.9%
Genesys Telecommunications Laboratories, Inc. (j)	Diversified Telecommunication Services	L+5.25% (6.25%), 12/1/2023	25,000	24,628	25,422	1.7%
Greenwave Holdings, Inc. (l)	Internet Software & Services	13.00%, 7/8/2019	15,693	15,543	15,693	1.0%
GTCR Valor Companies, Inc. (j)	Software	L+6.00% (7.00%), 6/16/2023	24,875	23,956	24,587	1.6%
HC Group Holdings III, Inc. (j)	Health Care	L+5.00% (6.00%), 4/7/2022	14,932	14,665	14,298	0.9%
Icynene US Acquisition Corp. (f) (i) (m)	Building Products	L+6.25% (7.25%), 11/4/2020	21,286	21,012	21,286	1.4%
Icynene US Acquisition Corp. (f)	Building Products	L+6.25% (7.25%), 11/4/2019	1,000	1,000	1,000	0.1%
ILC Dover LP (i) (l)	Aerospace & Defense	L+9.00% (10.00%), 3/20/2020	14,101	14,064	11,986	0.8%
Indivior Finance S.A.R.L. (j)	Health Care	L+6.00% (7.00%), 12/19/2019	9,244	9,244	9,279	0.6%
InMotion Entertainment Group, LLC (f) (i)	Specialty Retail	L+7.75% (9.00%), 10/1/2018	14,450	14,328	14,450	0.9%
IPC Corp. (j)	Diversified Telecommunication Services	L+4.50% (5.50%), 8/6/2021	9,187	9,040	8,796	0.6%
Jackson Hewitt, Inc. (j)	Diversified Consumer Services	L+7.00% (8.00%), 7/30/2020	6,860	6,810	6,577	0.4%
K2 Pure Solutions NoCal, L.P. (i)	Chemicals	L+6.00% (7.00%), 8/19/2019	6,500	6,442	6,500	0.4%
Kahala Ireland OpCo Designated Activity Company (a) (d) (l) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	149,409	149,409	149,409	9.8%
Kahala US OpCo LLC (d) (l) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	2,690	2,690	2,690	0.2%

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

During the year ended December 31, 2017, the Company invested approximately $1,102.0 million to portfolio companies to contribute to the support of their business objectives of which some were contractually obligated. See also Note 6 - Commitments and Contingencies. As of December 31, 2017, the Company held investments in loans it made investee companies with aggregate principal amounts of $2,262.9 million. The details of such investments have been disclosed on the consolidated schedule of investments as well as in Note 3 - Fair Value of Financial Instruments. In addition to providing loans to investee companies, from time to time the Company may assist investee companies in securing financing from other sources by introducing such investee companies to sponsors or other lending institutions.

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

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, 0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. As of December 31, 2017, the Company had issued 195.7 million shares of common stock for gross proceeds of $2.1 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of December 31, 2017, the Company had repurchased a cumulative 16.0 million shares of common stock through its share repurchase program for payments of $143.6 million.

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

The Company’s investments in funds that offer periodic liquidity have redemption frequencies which range from monthly to quarterly and redemption notice periods which range from 30 to 90 days. Investments in private equity typically do not offer liquidity and instead, capital is returned through periodic distributions.

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

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. For the year ended December 31, 2017 and December 31, 2016, the Company did not incur any offering costs.

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

The Company has a number of investments in Collateralized Securities. Interest income from investments in the “equity” class of these Collateralized Securities (in the Company's case, preferred shares or subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40-35, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash inflows from its equity investments in Collateralized Securities, including the expected principal repayments. The effective yield is determined and updated quarterly.
Fee Income

Fee income, such as structuring fees, origination, closing, amendment fees, commitment, termination and other upfront fees are generally non-recurring and are recognized as revenue when earned, either upon receipt or amortized into income. Upon the re-payment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment and other upfront fees are recorded as income.
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

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows, which will amend FASB ASC 230. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this guidance and the application did not have a material impact on the Company's consolidated financial statements.

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

For investments for which Level 1 inputs, such as quoted prices, were not available at December 31, 2017, the investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at December 31, 2017 may differ materially from values that would have been used had a ready market for the securities existed.

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

The following table presents fair value measurements of investments, by major class, as of December 31, 2017, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset value (1)	Total
Senior Secured First Lien Debt	$—	$522,031	$1,254,503	—	$1,776,534
Senior Secured Second Lien Debt	—	34,632	203,881	—	238,513
Subordinated Debt	—	33,250	61,089	—	94,339
Collateralized Securities	—	—	160,195	—	160,195
Equity/Other	10,716	7,843	103,738	111,645	233,942
Total	$10,716	$597,756	$1,783,406	$111,645	$2,503,523
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table presents fair value measurements of investments, by major class, as of December 31, 2016, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$714,562	$916,099	—	$1,630,661
Senior Secured Second Lien Debt	—	56,936	205,051	—	261,987
Subordinated Debt	—	—	80,540	—	80,540
Collateralized Securities	—	—	249,582	—	249,582
Equity/Other	—	—	56,794	114,519	171,313
Total	$—	$771,498	$1,508,066	$114,519	$2,394,083
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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2017:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2016	$916,099	$205,051	$80,540	$249,582	$56,794	$1,508,066
Net change in unrealized appreciation (depreciation) on investments	(23,259)	(558)	(2,718)	(8,140)	13,805	(20,870)
Purchases and other adjustments to cost	427,865	79,561	3,167	161	38,817	549,571
Sales and redemptions	(342,176)	(117,696)	(21,453)	(79,376)	(3,980)	(564,681)
Net realized gains (losses)	(11,753)	1,144	1,553	(2,032)	(1,698)	(12,786)
Transfers in	287,727	36,379	—	—	—	324,106
Transfers out	—	—	—	—	—	—
Balance as of December 31, 2017	$1,254,503	$203,881	$61,089	$160,195	$103,738	$1,783,406
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(36,523)	$(841)	$(1,678)	$(9,353)	$13,573	$(34,822)

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

For the year ended December 31, 2017, there were no transfers out of Level 1 to Level 2 and Level 3 to Level 2. For the year ended December 31, 2017, twenty-five investments were transferred out of Level 2 to Level 3. Transfers during the period were due to changes in management's assessment of liquidity in the underlying positions.

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

The composition of the Company’s investments as of December 31, 2017, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,865,392	$1,776,534	71.0%
Senior Secured Second Lien Debt	239,258	238,513	9.5
Subordinated Debt	97,916	94,339	3.8
Collateralized Securities	193,529	160,195	6.4
Equity/Other	202,533	233,942	9.3
Total	$2,598,628	$2,503,523	100.0%

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

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2017. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$967,773	Yield Analysis	Market Yield	5.00%	26.75%	9.21%
Senior Secured First Lien Debt (b) (c)	$141,549	Waterfall Analysis	Discount Rate	15.00%	17.00%	N/A
Senior Secured Second Lien Debt (d)	$184,572	Yield Analysis	Market Yield	9.25%	15.05%	11.91%
Subordinated Debt (c) (e)	$37,192	Waterfall Analysis	Discount Rate	8.20%	9.20%	N/A
Subordinated Debt (c) (e)	$3,312	Yield Analysis	Market Yield	12.50%	14.60%	N/A
Collateralized Securities	$160,195	Discounted Cash Flow	Discount Rate	12.35%	37.50%	20.37%
Equity/Other (f)	$51,282	Waterfall Analysis	Discount Rate	8.45%	16.00%	10.65%
Equity/Other (f)	$27,589	Discounted Cash Flow	Discount Rate	5.63%	12.19%	12.05%
Equity/Other (f)	$1,462	Waterfall Analysis	EBITDA Multiple	4.00x	10.50x	9.31x
Equity/Other (f)	$47	Option Pricing Method	Volatility	30.00%	50.00%	40.00%
______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)
The remaining $145.2 million of senior secured first lien debt consisted of $113.5 million which were valued using a Scenario-Based analysis technique factoring in various unobservable inputs and $31.7 million which were valued based on their respective acquisition prices as the investments closed near year end.

(c)	Weighted average not applicable as this asset category contains one investment.

(d)	The remaining $19.3 million of senior secured second lien debt were valued based on their respective acquisition prices as the investments closed near year end.

(e)	The remaining $20.6 million of subordinated debt were valued using a Scenario-Based analysis technique factoring in various unobservable inputs.

(f)
The remaining $23.2 million of equity/other investments were valued using the Current Method, factoring in various unobservable inputs and $0.2 million which were valued based on their respective acquisition prices as the investments closed near year end.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

There were no significant changes in valuation approach or technique as of December 31, 2017.

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

As of December 31, 2017, the Company had four portfolio companies, which represented eight portfolio investments, on non-accrual status with a total principal amount of $120.2 million, amortized cost of $97.6 million, and fair value of $21.0 million which represented 4.0%, 3.8% and 0.8% of the investment portfolio's total principal, amortized cost and fair value, respectively. As of December 31, 2016, the Company had six portfolio companies, which represented eight portfolio investments, on non-accrual status with a total principal amount of $136.2 million, amortized cost of $127.6 million, and fair value of $51.2 million which represented 5.0%, 5.1% and 2.1% of the investment portfolio's total principal, amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.

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

As of December 31, 2017 and December 31, 2016, $9.9 million and $9.6 million was payable to the Adviser for base management fees, respectively.

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

As of December 31, 2017 and December 31, 2016 $4.6 million and $3.1 million was payable to the Adviser for the incentive fee on income, respectively.

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

Administration Agreement

In connection with the closing of the Transaction, the Company terminated the previous administration agreement and entered into a new administration agreement with BSP on November 1, 2016. In connection with the New Administration Agreement, BSP provides the Company with office facilities and administrative services. As of December 31, 2017 and December 31, 2016, $0.6 million and $0.5 million was payable to BSP under the New Administration Agreement, respectively.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Citi Credit Facility

On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into a credit facility (the “Citi Credit Facility”) with Citibank, N.A. ("Citi") as administrative agent and U.S. Bank as collateral agent, account bank and collateral custodian. The Citi Credit Facility, which was subsequently amended on October 14, 2015, provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility. The Citi Credit Facility was amended on November 28, 2017 to extend the investment period to May 31, 2019. The Citi Credit Facility has a maturity date of May 28, 2020.

The Citi Credit Facility is priced at three month LIBOR, with no LIBOR floor, plus a spread of 1.60% per annum through and including the last day of the investment period and 2.00% per annum thereafter. Interest is payable quarterly in arrears. CB Funding is subject to a non-usage fee to the extent the aggregate principal amount available under the Citi Credit Facility has not been borrowed. The non-usage fee per annum is 0.50%. Any amounts borrowed under the Citi Credit Facility along with any accrued and unpaid interest thereunder will mature, and will be due and payable, in three years.

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

2022 Notes

On December 14, 2017, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Sandler O’Neill & Partners, L.P (the “Initial Purchaser”) relating to the Company's sale of $150.0 million aggregate principal amount of its 4.75% fixed rate notes due 2022 (the “2022 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to institutional accredited investors under Rule 501(a)(1), (2), (3) or (7) under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The Purchase Agreement also includes customary representations, warranties and covenants by the Company. Under the terms of the Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The 2022 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2022 Notes was approximately $147.0 million, after deducting an offering price discount of approximately $0.8 million, as well as Initial Purchaser’s discounts and commissions of approximately $1.7 million and estimated offering expenses of approximately $0.6 million, each payable by the Company. The Company intends to use the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives and for general corporate purposes.

The 2022 Notes were issued pursuant to an Indenture dated as of December 19, 2017 (the “Indenture”), between the Company and U.S. Bank National Association, trustee (the “Trustee”), and a Supplemental Indenture, dated as of December 19, 2017 (the “Supplemental Indenture”), between the Company and the Trustee. The 2022 Notes will mature on December 30, 2022, unless repurchased or redeemed in accordance with their terms prior to such date. The Notes bear interest at a rate of 4.75% per year payable semi-annually on June 30 and December 30 of each year, commencing on June 30, 2018. The 2022 Notes will be general unsecured obligations of the Company that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the 2022 Notes. The 2022 Notes will rank equally in right of payment with all of the Company's existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company's subsidiaries, financing vehicles or similar facilities, including credit facilities entered into by the Company's wholly owned, special purpose financing subsidiaries.

The Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2022 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.

In addition, if a change of control repurchase event, as defined in the Indenture, occurs prior to maturity, holders of the 2022 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2022 Notes at a repurchase price equal to 100% of the principal amount of the 2022 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

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

As of December 31, 2017, the Company had borrowings of $36.3 million and additional borrowing capacity of $13.7 million under the JPMC PB Account.

The weighted average annualized interest cost for all borrowings for the years ended December 31, 2017, 2016 and 2015 was 3.96%, 3.54% and 2.86%, respectively. The average daily debt outstanding for the years ended December 31, 2017, 2016 and 2015 was $981.3 million, $870.0 million and $742.0 million, respectively. The maximum debt outstanding for the years ended December 31, 2017, 2016 and 2015 was $1,226.6 million, $993.1 million and $842.2 million, respectively.

The following table represents borrowings as of December 31, 2017:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Balance Sheet
Wells Fargo Credit Facility	5/18/2022	$400,000	$188,051	$(6,299)	$181,752
Citi Credit Facility	5/28/2020	400,000	336,003	(1,902)	334,101
UBS Credit Facility	4/7/2018	232,500	232,500	(110)	232,390
2022 Notes	12/30/2022	150,000	149,175	(2,280)	146,895
Unsecured Notes	9/1/2020	100,000	99,158	(335)	98,823
JPMC PB Account	n/a	49,994	36,262	—	36,262
Totals		$1,332,494	$1,041,149	$(10,926)	$1,030,223

The following table represents borrowings as of December 31, 2016:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Balance Sheet
Wells Fargo Credit Facility	5/29/2020	$400,000	$298,152	$(2,939)	$295,213
Citi Credit Facility	6/27/2018	400,000	286,003	(1,097)	284,906
UBS Credit Facility	4/7/2018	232,500	232,500	(517)	231,983
Unsecured Notes	9/1/2020	100,000	98,842	(460)	98,382
Totals		$1,132,500	$915,497	$(5,013)	$910,484

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table represents interest and debt fees for the year ended December 31, 2017:

	Year ended December 31, 2017
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (3)	Other Fees (4)
Wells Fargo Credit Facility	(1)	(2)	$11,678	$1,224	$749
Citi Credit Facility	L+1.60%	0.50%	8,958	745	538
UBS Credit Facility	L+4.05%	n/a	12,361	415	106
2022 Notes	4.75%	n/a	243	16	—
Unsecured Notes	6.00%	n/a	6,316	125	15
JPMC PB Account	L+0.90%	n/a	362	—	—
Totals			$39,918	$2,525	$1,408

_________________
(1) Interest rate is priced at one month's LIBOR with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum, depending on the composition of the portfolio of loans owned.
(2) The non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the unused balance that exceeds 25%.
(3) Amortization of deferred financing costs.
(4) Includes non-usage fees, custody fees and trustee fees.

The following table represents interest and debt fees for the year ended December 31, 2016:

	Year ended December 31, 2016
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (5)	Other Fees (6)
Wells Fargo Credit Facility	(1)	(2)	$7,758	$1,082	$1,413
Deutsche Bank Credit Facility	L+4.25%	(3) (4)	679	412	295
Citi Credit Facility	L+1.70%	0.50%	6,891	889	592
UBS Credit Facility	L+4.05%	n/a	10,557	297	53
Unsecured Notes	6.00%	n/a	6,283	126	—
Totals			$32,168	$2,806	$2,353
______________
(1) Interest rate is priced at one month's LIBOR with no LIBOR floor, plus a spread ranging between 1.75% and 2.50% per annum, depending on the composition of the portfolio of loans owned.
(2) The non-usage fee per annum for the first nine months is 0.50%; thereafter, 0.50% for the first 20% of the unused balance and 2.0% for the unused balance that exceeds 20%.
(3) The undrawn rate is 0.75%. The Facility is subject to minimum utilization of 82.5% of the loan amount measured quarterly. If the utilized portion of the loan amount is less than the foregoing, such thresholds shall bears interest at LIBOR + 4.25%.
(4) On June 3, 2016, the Deutsche Bank Credit Facility was repaid and terminated.
(5) Amortization of deferred financing costs.
(6) Includes non-usage fees and custody fees.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table represents interest and debt fees for the year ended December 31, 2015:

	Year ended December 31, 2015
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (4)	Other Fees (5)
Wells Fargo Credit Facility	(1)	(2)	$6,983	$1,268	$737
Deutsche Bank Credit Facility	L+4.25%	(3)	1,256	328	676
Citi Credit Facility	L+1.70%	0.50%	5,385	902	706
UBS Credit Facility	L+3.90%	n/a	5,920	43	71
Unsecured Notes	n/a	n/a	2,156	36	—
Totals			$21,700	$2,577	$2,190
______________
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
(4) Amortization of deferred financing costs.
(5) Includes non-usage fees and custody fees.

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature. The fair value of the Company's Unsecured Notes and 2022 Notes are derived from market indications provided by Bloomberg Finance L.P. at December 31, 2017 and December 31, 2016, respectively.

At December 31, 2017, the carrying amount of our secured borrowings approximated their fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2017 and December 31, 2016, our borrowings would be deemed to be Level 3, as defined in Note 3.

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below (amounts in thousands):

	Level	Carrying Amount at December 31, 2017	Fair Value at December 31, 2017
Wells Fargo Credit Facility	3	$188,051	$188,051
Citi Credit Facility	3	336,003	336,003
UBS Credit Facility	3	232,500	232,500
2022 Notes	3	149,175	148,811
Unsecured Notes	3	99,158	103,276
JPMC PB Account	n/a	36,262	36,262
		$1,041,149	$1,044,903

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

	Level	Carrying Amount at December 31, 2016	Fair Value at December 31, 2016
Wells Fargo Credit Facility	3	$298,152	$298,152
Citi Credit Facility	3	286,003	286,003
UBS Credit Facility	3	232,500	232,500
Unsecured Notes	3	98,842	98,125
		$915,497	$914,780

Note 6 — Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2017, the Company had unfunded commitments on delayed draw term loans of $38.7 million, unfunded commitments on revolver term loans of $19.8 million and unfunded equity capital commitments of $6.0 million. As of December 31, 2016, the Company had unfunded commitments on delayed draw term loans of $35.7 million, unfunded commitments on revolver term loans of $24.7 million and unfunded equity capital commitments of $9.4 million. The unfunded commitments are disclosed in the Company's consolidated schedule of investments. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 8 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through December 31, 2017, the Company sold 195.7 million shares of common stock for gross proceeds of $2.1 billion, including the shares purchased by an affiliate of BSP and shares issued under the Company's DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company is no longer issuing new shares except for DRIP shares. As of December 31, 2017, the Company had repurchased 16.0 million shares of common stock through its share repurchase program for payments of $143.6 million.

The following table reflects the common stock activity for the year ended December 31, 2017 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	6,162,092	52,455
Share Repurchases	(3,548,885)	(30,212)
	2,613,207	$22,243

The following table reflects the common stock activity for the year ended December 31, 2016 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	1,165,501	$10,000
Shares Issued through DRIP	6,591,972	58,424
Share Repurchases	(9,778,710)	(85,844)
	(2,021,237)	$(17,420)

The following table reflects the common stock activity for the year ended December 31, 2015 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	16,586,551	$183,562
Shares Issued through DRIP	7,158,346	70,033
Share Repurchases	(2,136,909)	(21,459)
	21,607,988	$232,136

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

Offer Date	Repurchase Date	Shares Tendered	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
September 12, 2012	October 8, 2012	—	—	$9.71	$—
December 13, 2012	January 15, 2013	46,975	10,732	$9.90	$106.22
March 27, 2013	April 25, 2013	29,625	29,625	$10.18	$301.58
July 15, 2013	August 13, 2013	30,365	30,365	$10.18	$308.97
October 22, 2013	November 21, 2013	55,255	55,255	$10.36	$572.44
February 4, 2014	March 6, 2014	68,969	68,969	$10.36	$714.52
June 6, 2014	July 11, 2014	117,425	117,425	$10.36	$1,216.38
August 7, 2014	September 10, 2014	111,854	111,854	$10.36	$1,158.80
December 19, 2014	January 23, 2015	313,101	313,101	$10.36	$3,243.73
March 16, 2015	April 15, 2015	162,688	162,688	$10.36	$1,685.45
June 26, 2015	July 31, 2015	533,527	533,527	$9.72	$5,185.88
September 18, 2015	October 20, 2015	728,874	728,874	$9.53	$6,946.17
December 23, 2015	January 25, 2016	7,375,871	3,053,869	$9.22	$28,156.67
July 26, 2016	December 31, 2016	17,004,354	6,715,864	$8.58	$57,622.10
June 8, 2017	July 6, 2017	11,747,753	3,433,482	$8.52	$28,576.26
December 19, 2017	January 19, 2018	21,521,235	2,547,524	$8.31	$21,350.21

Share amounts in the table above represent amounts filed in the tender offer.

Through December 31, 2017, the Company had repurchased an aggregate of 16.0 million shares of common stock for payments of $143.6 million. As of December 31, 2016, the Company had repurchased 12.5 million shares of common stock for payments of $113.4 million. Amounts include additional shares tendered for death and disability as permitted.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 10 — Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of December 31, 2017, 2016 and 2015.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the years ended December 31, 2017, 2016 and 2015.

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2017	2016	2015
Basic and diluted
Net increase in net assets resulting from operations	$78,389	$94,402	$8,053
Weighted average common shares outstanding	179,179,656	180,215,713	172,208,186
Net increase in net assets resulting from operations per share	$0.44	$0.52	$0.05

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

From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO and Follow-on. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of December 31, 2017, the Company had accrued $9.9 million in stockholder distributions that were unpaid. As of December 31, 2016, the Company had accrued $13.5 million in stockholder distributions that were unpaid.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The table below reflects the cash distributions per share that we have paid on our common stock since January 2015.

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2015:
January 31, 2015	February 4, 2015	$0.07	$5,948	$5,797	$11,745
February 28, 2015	March 2, 2015	0.07	5,520	5,236	10,756
March 31, 2015	April 1, 2015	0.07	6,265	5,898	12,163
April 30, 2015	May 1, 2015	0.07	6,242	5,849	12,091
May 29, 2015	June 1, 2015	0.07	6,680	5,905	12,585
June 30, 2015	July 1, 2015	0.07	6,485	5,735	12,220
July 31, 2015	August 3, 2015	0.07	6,976	6,126	13,102
August 31, 2015	September 1, 2015	0.07	7,053	6,049	13,102
September 30, 2015	October 1, 2015	0.07	6,870	5,835	12,705
October 31, 2015	November 2, 2015	0.07	7,140	6,030	13,170
November 30, 2015	December 1, 2015	0.07	6,932	5,835	12,767
December 31, 2015	January 4, 2016	0.07	7,224	5,989	13,213
			$79,335	$70,284	$149,619
2016:
January 31, 2016	February 3, 2016	$0.07	$8,922	$4,298	$13,220
February 28, 2016	March 1, 2016	0.07	7,014	5,333	12,347
March 31, 2016	April 1, 2016	0.07	7,363	5,718	13,081
April 30, 2016	May 2, 2016	0.07	12,708	(2)	12,706
May 31, 2016	June 2, 2016	0.07	7,582	5,539	13,121
June 30, 2016	July 1, 2016	0.07	7,438	5,304	12,742
July 31, 2016	August 1, 2016	0.07	7,789	5,421	13,210
August 31, 2016	September 1, 2016	0.07	7,908	5,351	13,259
September 30, 2016	October 3, 2016	0.07	7,745	5,127	12,872
October 31, 2016	November 1, 2016	0.07	8,067	5,273	13,340
November 30, 2016	December 1, 2016	0.07	7,947	5,073	13,020
December 31, 2016	January 3, 2017	0.07	8,311	5,205	13,516
			$98,794	$57,640	$156,434
2017:
January 31, 2017	February 3, 2017	$0.07	$7,983	$5,081	$13,064
February 28, 2017	March 1, 2017	0.07	7,250	4,612	11,862
March 31, 2017	April 3, 2017	0.07	8,135	5,060	13,195
April 30, 2017	May 1, 2017	0.07	7,942	4,881	12,823
May 31, 2017	June 1, 2017	0.07	8,270	4,995	13,265
June 30, 2017	July 3, 2017	0.07	8,064	4,813	12,877
July 31, 2017	August 3, 2017	0.06	6,307	3,692	9,999
August 31, 2017	September 1, 2017	0.06	6,223	3,622	9,845
September 30, 2017	October 2, 2017	0.05	6,060	3,477	9,537
October 31, 2017	November 1, 2017	0.06	6,303	3,574	9,877
November 30, 2017	December 1, 2017	0.05	6,140	3,443	9,583
December 31, 2017	January 2, 2018	0.06	6,388	3,535	9,923
			$85,065	$50,785	$135,850

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

The tax character of distributions for the fiscal years ended December 31, 2017, 2016 and 2015 were as follows (dollars in thousands):

	2017		2016		2015
Ordinary income distributions	$135,850	100.0%	$156,434	100.0%	$133,355	89.1%
Capital gains distributions	—	—	—	—	—	—%
Return of capital	—	—	—	—	16,264	10.9
Total distributions	$135,850	100.0%	$156,434	100.0%	$149,619	100.0%

For the years ended December 31, 2017, 2016 and 2015, the reconciliation of net increase in net assets resulting from operations to taxable income is as follows (dollars in thousands):

	2017	2016	2015
Book income from operating activities	$78,389	$94,402	$8,053
Net unrealized (gain) loss on investments	(25,512)	2,267	105,748
Nondeductible expenses	1,619	1,140	1,671
Temporary differences	91,787	76,469	(4,872)
Taxable income before deductions for distributions paid	$146,283	$174,278	$110,600

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of December 31, 2017, 2016 and 2015, the components of accumulated gain and losses on a tax basis were as follows:

	2017	2016	2015
Undistributed ordinary income	$33,312	$46,797	$—
Undistributed long-term capital loss carryforward	(75,415)	(16,896)	(354)
Total undistributed net earnings (loss carryforward)	(42,103)	29,901	(354)
Net unrealized loss on investments	(216,881)	(231,229)	(115,116)
Total distributed (undistributed) taxable income	$(258,984)	$(201,328)	$(115,470)

As of December 31, 2017, the Company had capital loss carryforwards, with no expirations of $75.4 million available to offset future realized capital gains.

At December 31, 2017, gross unrealized appreciation and gross unrealized depreciation based on cost for federal income tax purposes are as follows:

December 31, 2017
Tax cost	$2,720,404
Gross unrealized appreciation	54,173
Gross unrealized depreciation	(271,054)
Total investments, at fair value	$2,503,523

During 2017, as a result of permanent book-to-tax differences, the Company made reclassifications among components of net assets as follows:

	Accumulated under distributed net investment income	Accumulated over distributed realized losses	Paid in capital
2017	$14,364	$(15,052)	$(689)

The differences were attributable to non-deductible expenses, investments in partnerships, controlled foreign corporations, certain debt investments and subsidiaries. Aggregate stockholders’ equity was not affected by this reclassification.

Tax information for the fiscal year ended December 31, 2017 is an estimate and will not be finally determined until the Company files its 2017 tax return.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company's 2016, 2015 and 2014 federal tax returns remain subject to examination by the Internal Revenue Service.

As of December 31, 2017, the Company had a deferred tax asset of $1.6 million and a deferred tax liability of $(3.6) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.6 million. As of December 31, 2016, the Company had a deferred tax asset of $2.3 million and a deferred tax liability of $(2.6) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $2.2 million. As of December 31, 2015, the Company had a deferred tax asset of $2.1 million and a deferred tax liability of $(3.0) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $2.1 million.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Tax Act”) was signed into law. The Tax Act reduced the statutory income tax rate applicable to corporations from 35 percent to 21 percent. Additionally, the Tax Act makes changes regarding the use of net operating losses, repeals the corporate alternative minimum tax, restricts corporate deductibility of interest expense, and makes significant changes to the U.S. international tax rules. These changes affect the Company’s estimates of the current income tax expense and the deferred tax asset and liability balances used in the calculation of its net asset value.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The Company has assessed that the reduction in the corporate tax rate which did not have a significant impact on the Company’s net asset value. The Company will continue to assess the effects of the Tax Act on the deferred tax asset and liability balances and valuation allowances and continually assess the recoverability of their deferred tax assets based upon the weight of available evidence.

The deferred tax asset valuation allowance has been determined pursuant to the provisions of ASC Topic 740, including the Company's estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized.

As of December 31, 2017, the Company had differences between book basis and tax basis cost of investments of $121.9 million from investments classified as partnerships, passive foreign investment companies, or controlled foreign corporations for U.S. tax purposes and $(0.2) million from amortization of market discounts. As of December 31, 2016, the Company had differences between book basis and tax basis cost of investments of $112.3 million from investments classified as partnerships, passive foreign investment companies, or controlled foreign corporations for U.S. tax purposes and $(2.1) million from amortization of market discounts. As of December 31, 2015, the Company had differences between book basis and tax basis cost of investments of $3.1 million from investments classified as partnerships, passive foreign investment companies, or controlled foreign corporations for U.S. tax purposes and $(5.6) million from amortization of market discounts.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 13 — Financial Highlights

The following is a schedule of financial highlights for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Per share data:
Net asset value, beginning of period	$8.62	$8.97	$9.74	$9.86	$9.41

Results of operations (1) Net investment income	0.59	0.67	0.66	0.71	0.36
Net realized and unrealized gain (loss) on investments, net of deferred taxes	(0.15)	(0.14)	(0.60)	(0.14)	0.33
Net realized and unrealized gain on total return swap	—	—	—	0.09	0.48
Net unrealized depreciation on minority interests	—	(0.01)	(0.01)	(0.01)	—
Net increase in net assets resulting from operations	0.44	0.52	0.05	0.65	1.17

Stockholder distributions (2) Distributions from net investment income	(0.76)	(0.87)	(0.77)	(0.71)	(0.36)
Distributions from net realized gain on investments and total return swap	—	—	(0.01)	(0.16)	(0.49)
Return of capital	—	—	(0.09)	—	—
Net decrease in net assets resulting from stockholder distributions	(0.76)	(0.87)	(0.87)	(0.87)	(0.85)

Capital share transactions Issuance of common stock (3)	—	—	0.18	0.25	0.31
Repurchases of common stock	—	—	(0.12)	(0.04)	0.04
Offering costs	—	—	(0.01)	(0.11)	(0.22)
Net increase in net assets resulting from capital share transactions	—	—	0.05	0.10	0.13
Net asset value, end of period	$8.30	$8.62	$8.97	$9.74	$9.86
Shares outstanding at end of period	179,733,998	177,120,791	179,142,028	157,534,040	63,671,644
Total return (5)	5.24%	6.02%	0.67%	7.63%	14.12%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$1,494,516	$1,529,734	$1,610,485	$1,535,423	$627,903
Ratio of net investment income to average net assets (4)(7)	7.01%	7.64%	7.11%	7.41%	3.68%
Ratio of operating expenses to average net assets (4)(7)	7.68%	6.91%	5.08%	4.46%	5.14%
Ratio of incentive fees to average net assets (4)	1.30%	1.14%	0.41%	0.51%	1.98%
Ratio of debt related expenses to average net assets	2.90%	2.38%	1.65%	0.95%	0.63%
Portfolio turnover rate (6)	40.06%	24.99%	32.21%	89.03%	76.79%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

______________

(1)
The per share data was derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense waiver and reimbursement equals $0.59 for the year ended December 31, 2017. Net investment income per share excluding the expense waiver and reimbursement equals $0.67 for the year ended December 31, 2016. Net investment income per share excluding the expense waiver and reimbursement equals $0.64 for the year ended December 31, 2015. Net investment income per share excluding the expense waiver and reimbursement equals $0.72 for the year ended December 31, 2014. Net investment income per share excluding the expense waiver and reimbursements equals $0.31 for the year ended December 31, 2013.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock mainly from the Company's DRIP.

(4)
For the year ended December 31, 2017 and 2016, there was no expense waiver. For the year ended December 31, 2015, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses, and incentive fees to average net assets is 6.89%, 5.30%, and 0.63%, respectively. For the year ended December 31, 2014, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses, and incentive fees to average net assets is 7.53%, 4.58%, and 0.62%, respectively. For the year ended December 31, 2013, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses, and incentive fees to average net assets is 3.17%, 5.66%, and 2.48% , respectively.

(5)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the years ended December 31, 2017, December 31, 2016, December 31, 2015, December 31, 2014 and December 31, 2013, includes the effect of expense waivers and reimbursements which equaled 0.00%, 0.00%, 0.22%, 0.11% and 0.51%, respectively.

(6)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value.

(7)	Offering cost are not included as an expense in the calculation of this ratio.

Note 14 – Selected Quarterly Data (Unaudited)

The following is the quarterly results of operations for the years ended December 31, 2017, 2016 and 2015. The operating results for any quarter are not necessarily indicative of results for any future period:

Quarter Ended	Total Investment Income	Net Investment Income	Net Realized and Unrealized Gain (Loss)	Net Increase (Decrease) In Net Assets Resulting from Operations	Net Investment Income per Share	Net Increase (Decrease) in Net Assets Resulting from Operations per Share	Net Asset Value per Common Share at End of Quarter
December 31, 2017	$56,042	$26,021	$999	$27,020	$0.15	$0.15	$8.30
September 30, 2017	54,845	26,530	(9,242)	17,288	0.15	0.10	8.31
June 30, 2017	56,261	26,690	(11,976)	14,714	0.15	0.08	8.38
March 31, 2017	56,672	26,770	(7,403)	19,367	0.15	0.11	8.52
December 31, 2016	52,929	27,228	18,689	45,917	0.15	0.25	8.62
September 30, 2016	62,239	31,560	(38,307)	(6,747)	0.18	(0.04)	8.58
June 30, 2016	57,573	27,659	7,288	34,947	0.15	0.20	8.84
March 31, 2016	56,918	33,531	(13,247)	20,284	0.19	0.11	8.86
December 31, 2015	38,316	17,544	(21,402)	(4,820)	0.10	(0.03)	8.97
September 30, 2015	51,974	31,490	(50,722)	(19,317)	0.18	(0.11)	9.22
June 30, 2015	55,675	31,573	(30,408)	1,067	0.19	0.01	9.53
March 31, 2015	49,881	33,549	(2,937)	31,123	0.21	0.19	9.72

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 15 – Senior Securities

Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of the years ended December 31, 2017, 2016, 2015, 2014, 2013. The Company had no senior securities outstanding as of December 31, 2010 or any prior fiscal years.

The following is a summary of the senior securities as of December 31, 2017 (dollars in thousands).

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Wells Fargo Credit Facility	$188,051	$—	$—	N/A
Citi Credit Facility	336,003	—	—	N/A
UBS Credit Facility	232,500	—	—	N/A
2022 Notes	149,175	—	—	N/A
Unsecured Notes	99,158	—	—	N/A
JPMC PB Account	36,262	—	—	N/A
	$1,041,149	$2,435	$—	N/A

The following is a summary of the senior securities as of December 31, 2016 (dollars in thousands).

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Wells Fargo Credit Facility	$298,152	$—	$—	N/A
Citi Credit Facility	286,003	—	—	N/A
UBS Credit Facility	232,500	—	—	N/A
Unsecured Notes	98,842	—	—	N/A
	$915,497	$2,671	$—	N/A

The following is a summary of the senior securities as of December 31, 2015 (dollars in thousands).

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Wells Fargo Credit Facility	$263,087	$—	$—	N/A
Deutsche Bank Credit Facility	—	—	—	N/A
Citi Credit Facility	270,625	—	—	N/A
UBS Credit Facility	210,000	—	—	N/A
Unsecured Notes	98,526	—	—	N/A
	$842,238	$2,912	$—	N/A

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

(3)	Not applicable because senior securities are not registered for public trading.

Note 16 – Schedules of Investments and Advances to Affiliates

The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2017:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2016	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at December 31, 2017
Control Investments
California Resources Development JV, LLC - Preferred Equity	Equity/Other	$1,987	$—	$26,182	$—	$—	$802	$26,984
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (4)	Senior Secured First Lien Debt	—	19,708	—	—	—	(6,145)	13,563
Capstone Nutrition Common Stock (fka Integrity Nutraceuticals, Inc.) (4)	Equity/Other	—	—	—	—	—	—	—
Capstone Nutrition Class B and C Common Stock (fka Integrity Nutraceuticals, Inc.) (4)	Equity/Other	—	—	—	—	—	—	—
Kahala Ireland OpCo Designated Activity Company (3)	Senior Secured First Lien Debt	19,245	149,409	140	(8,000)	—	—	141,549
Kahala Ireland OpCo Designated Activity Company - Common Equity (3)	Equity/Other	—	8,180	—	—	—	3,529	11,709
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (3)	Equity/Other	—	3,250	—	(48)	—	48	3,250

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2016	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at December 31, 2017
Kahala US OpCo LLC (4)	Senior Secured First Lien Debt	120	2,690	—	(2,690)	—	—	—
Kahala US OpCo LLC - Class A Preferred Units (4)	Equity/Other	—	4,000	—	(2,491)	(1,702)	193	—
NexSteppe Inc.	Senior Secured First Lien Debt	381	—	8,250	(185)	—	(8,065)	—
NexSteppe Inc.	Senior Secured First Lien Debt	—	—	1,500	—	—	(1,500)	—
NexSteppe Inc. - Series C Preferred Stock Warrant	Equity/Other	—	—	1,280	(1,000)	—	(280)	—
NMFC Senior Loan Program I, LLC	Equity/Other	6,782	—	47,057	—	—	3,748	50,805
Park Ave RE Holdings, LLC (2)	Subordinated Debt	4,902	37,192	—	—	—	—	37,192
Park Ave RE Holdings, LLC (2) - Common Shares	Equity/Other	—	6,564	—	—	—	6,114	12,678
Park Ave RE Holdings, LLC (2) - Preferred Shares	Equity/Other	946	23,645	—	—	—	—	23,645
South Grand MM CLO I, LLC	Equity/Other	2,223	—	28,382	—	—	522	28,904
Total Control Investments		$36,586	$254,638	$112,791	$(14,414)	$(1,702)	$(1,034)	$350,279

Affiliate Investments
Answers Corporation	Senior Secured First Lien Debt	$151	$—	$2,967	$(23)	$1	$(29)	2,916
Answers Corporation	Senior Secured First Lien Debt	(1)	—	17,064	(15,365)	(18,223)	16,524	—
Answers Corporation	Senior Secured First Lien Debt	1	—	2,954	(2,954)	—	—	—
Answers Corporation	Senior Secured Second Lien Debt	418	—	4,118	(35)	4	284	4,371
Answers Corporation	Equity/Other	—	—	11,361	—	—	2,870	14,231
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	277	16,772	—	(4,946)	—	978	12,804
Basho Technologies, Inc.	Senior Secured First Lien Debt	72	—	3,904	(3,967)	69	(6)	—
Basho Technologies, Inc.	Senior Secured First Lien Debt	—	—	918	—	—	(918)	—
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant	Equity/Other	—	—	—	—	—	—	—
Basho Technologies, Inc. - Series G Senior Preferred Stock	Equity/Other	—	—	—	—	—	—	—
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	3	8,868	—	(2,934)	—	(1,813)	4,121
CVP Cascade CLO-2, LTD. Subordinated Notes (7)	Collateralized Securities	191	11,593	—	(10,837)	(2,829)	2,073	—
Danish CRJ LTD.	Senior Secured First Lien Debt	—	20	—	(7)	—	(13)	—
Danish CRJ LTD.	Equity/Other	—	407	—	—	—	198	605
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	(103)	16,101	—	(3,520)	—	(73)	12,508
MidOcean Credit CLO II, LLC Income Notes	Collateralized Securities	2,380	22,419	—	(2,216)	—	448	20,651
MidOcean Credit CLO III, LLC Subordinated Notes	Collateralized Securities	715	23,341	—	(3,674)	—	(2,159)	17,508

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2016	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at December 31, 2017
MidOcean Credit CLO IV, LLC Income Notes	Collateralized Securities	689	15,505	—	(1,871)	—	(1,422)	12,212
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	4,930	24,491	—	(1,945)	—	2,893	25,439
NewStar Exeter Fund CLO – Debt	Collateralized Securities	1,106	8,455	162	—	—	43	8,660
NewStar Exeter Fund CLO – Equity	Collateralized Securities	1,645	20,579	—	(2,609)	—	(4,881)	13,089
NMFC Senior Loan Program I, LLC	Equity/Other	—	47,057	—	(47,057)	—	—	—
Ocean Trails CLO V, LTD. (7)	Collateralized Securities	48	29,144	—	(29,128)	906	(922)	—
OFSI Fund VI, Ltd. Subordinated Notes	Collateralized Securities	617	17,354	—	(5,007)	—	(2,185)	10,162
PennantPark Credit Opportunities Fund II, LP	Equity/Other	705	9,788	2,691	(2,691)	10	338	10,136
Related Fee Agreements (5)	Collateralized Securities	922	9,647	—	(3,607)	42	(2,165)	3,917
Silver Spring CLO, Ltd. Subordinated Notes	Collateralized Securities	94	12,007	—	(3,554)	—	1,910	10,363
South Grand MM CLO I, LLC	Equity/Other	—	28,382	—	(28,382)	—	—	—
Squan Holding Corp.	Senior Secured First Lien Debt	—	6,895	—	(6,895)	—	—	—
Squan Holding Corp. - Class A Common Stock	Equity/Other	—	—	—	—	—	—	—
Squan Holding Corp. - Series A Preferred Stock	Equity/Other	—	—	—	—	—	—	—
Tax Defense Network, LLC	Senior Secured First Lien Debt	1,075	—	18,682	(117)	1	(11,089)	7,477
Tax Defense Network, LLC - Common Equity	Equity/Other	—	—	—	—	—	—	—
Tennenbaum Waterman Fund, L.P.	Equity/Other	1,270	—	10,169	—	—	258	10,427
Twentyeighty, Inc. - First Lien Debt (TLA 3/20)	Senior Secured First Lien Debt	378	—	2,426	—	—	427	2,853
Twentyeighty, Inc. - First Lien Debt (TLB 3/20)	Senior Secured First Lien Debt	928	—	4,535	—	—	184	4,719
Twentyeighty, Inc. - First Lien Debt (TLC 3/20)	Senior Secured First Lien Debt	881	—	4,164	—	—	(425)	3,739
Twentyeighty, Inc. - Class A Common Equity	Equity/Other	—	—	—	—	—	—	—
Twentyeighty, Inc. - Revolver (TL 3/20)	Senior Secured First Lien Debt	2	—	—	—	—	—	—
THL Credit Greenway Fund II LLC	Equity/Other	957	12,850	—	(1,849)	—	372	11,373
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	712	12,563	—	(2,859)	—	(943)	8,761
World Business Lenders, LLC - Preferred Stock	Equity/Other	—	—	4,441	—	—	(682)	3,759
Total Affiliate Investments		$21,063	$354,238	$90,556	$(188,049)	$(20,019)	$75	$236,801
Total Control & Affiliate Investments		$57,649	$608,876	$203,347	$(202,463)	$(21,721)	$(959)	$587,080
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

(2)
This investment was not deemed significant under Regulation S-X as of December 31, 2016. However, financial information is provided for comparative purposes. As of December 31, 2017, Park Ave RE Holdings LLC had total assets and liabilities of $134.6 million and $107.1 million, respectively. Total revenue and net income for the year ended December 31, 2017 was approximately $3.2 million and $0.5 million, respectively.

(3)
For the year ended December 31, 2016, the Company has determined that it must include audited financial statements of Kahala Ireland Opco Designated Activity Company because it is a controlled investment and is required to do so under SEC Rule 3-09. The audited financial statements are attached as Exhibit 99.1.

(4)	This investment was not deemed significant under Regulation S-X as of December 31, 2017.

(5)	Not all Related Fee Agreements shown on the consolidated schedules of investments are Affiliated Investments.

(6)	Gross of deferred taxes.

(7)	Investment no longer held as of December 31, 2017.

Dividends and interest for the year ended December 31, 2017 attributable to Controlled and Affiliated investments no longer held as of December 31, 2017 was $49 thousand.

Realized gain (loss) for the year ended December 31, 2017 attributable to Controlled Affiliated investments no longer held as of December 31, 2017 was $0.9 million.

Change in unrealized gain (loss) for the year ended December 31, 2017 attributable to Controlled and Affiliated investments no longer held as of December 31, 2017 was $(0.9) million, respectively.

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

DRIP Sales

From January 1, 2018 through the filing of this Form 10-K, the Company has issued 1.2 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $10.2 million.

Share Repurchase Program

On December 19, 2017, the Company offered to purchase no less than 2,300,000 and up to approximately 3,000,000 shares of its common stock pursuant to its SRP at a price equal to $8.31 per share. The offer expired on January 19, 2018 (the “Expiration Date”). On the Expiration Date, the Company purchased 2,547,524 shares of its common stock for aggregate consideration of $21.4 million pursuant to the limitations of the SRP as detailed in Note 9.