Form 10-Q
period 2018-03-31
Business Development Corp of America
filed 2018-05-10
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes ☐ No ☒

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of May 9, 2018 was 179,048,333.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	March 31,	December 31,
	2018	2017
ASSETS	(Unaudited)
Investments, at fair value:
Control Investments, at fair value (amortized cost of $356,539 and $374,888, respectively)	$328,163	$350,279
Affiliate Investments, at fair value (amortized cost of $248,859 and $296,884, respectively)	229,345	236,801
Non-affiliate Investments, at fair value (amortized cost of $2,086,102 and $1,926,856, respectively)	2,069,344	1,916,443
Investments, at fair value (amortized cost of $2,691,500 and $2,598,628, respectively)	2,626,852	2,503,523
Cash and cash equivalents	74,504	99,822
Interest and dividends receivable	21,398	21,542
Receivable for unsettled trades	4,130	21,409
Prepaid expenses and other assets	3,891	6,218
Total assets	$2,730,775	$2,652,514

LIABILITIES
Debt (net of deferred financing costs of $10,130 and $10,926, respectively)	$1,164,050	$1,030,223
Stockholder distributions payable	9,843	9,923
Management fees payable	9,955	9,932
Incentive fee on income payable	4,611	4,558
Accounts payable and accrued expenses	12,828	11,137
Payable for unsettled trades	41,984	80,547
Interest and debt fees payable	11,980	11,611
Payable for common stock repurchases	386	—
Directors' fees payable	74	67
Total liabilities	$1,255,711	$1,157,998
Commitments and contingencies (Note 6)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 shares authorized, 178,245,519 and 179,733,998 shares issued and outstanding, respectively	178	180
Additional paid in capital	1,740,413	1,752,793
Accumulated under distributed net investment income	30,896	33,469
Accumulated over distributed net realized gains	(231,757)	(197,348)
Net unrealized depreciation, net of deferred taxes	(67,168)	(97,399)
Total net assets attributable to Business Development Corporation of America	1,472,562	1,491,695
Net assets attributable to non-controlling interest	2,502	2,821
Total net assets	1,475,064	1,494,516

Total liabilities and net assets	$2,730,775	$2,652,514

Net asset value per share attributable to Business Development Corporation of America	$8.26	$8.30

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Investment income:
From control investments
Interest income	$5,809	$6,154
Dividend income	3,083	473
Total investment income from control investments	8,892	6,627
From affiliate investments
Interest income	5,219	6,309
Dividend income	1,352	2,992
Fee and other income	2	—
Total investment income from affiliate investments	6,573	9,301
From non-affiliate investments
Interest income	41,353	38,895
Dividend income	113	380
Fee and other income	1,445	1,399
Total investment income from non-affiliate investments	42,911	40,674
Interest from cash and cash equivalents	128	70
Total invesment income	58,504	56,672

Operating expenses:
Management fees	9,955	9,538
Incentive fee on income	4,611	6,367
Interest and debt fees	13,450	9,850
Professional fees	1,132	1,480
Other general and administrative	2,464	1,625
Administrative services	199	203
Insurance	1	6
Directors' fees	273	195
Total expenses	32,085	29,264

Income tax expense, including excise tax	270	635

Net investment gain (loss) attributable to non-controlling interests	(5)	3

Net investment income	26,154	26,770

Realized and unrealized gain (loss):
Net realized gain (loss):
Control investments	394	—
Affiliate investments	(41,028)	970
Non-affiliate investments	6,199	(11,741)
Net realized gain on foreign currency transactions	26	—
Total net realized loss	(34,409)	(10,771)
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	(4,309)	(5,950)
Affiliate investments	40,570	745
Non-affiliate investments	(6,345)	8,781

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Total net change in unrealized appreciation on investments, net of deferred taxes	29,916	3,576
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	315	(208)

Net realized and unrealized loss	(4,178)	(7,403)

Net increase in net assets resulting from operations	$21,976	$19,367

Per share information - basic and diluted
Net investment income	$0.15	$0.15
Net increase in net assets resulting from operations	$0.12	$0.11
Weighted average shares outstanding	179,247,608	178,215,971

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Operations:
Net investment income	$26,154	$26,770
Net realized loss from investments	(34,435)	(10,771)
Net realized gain on foreign currency transactions	26	—
Net change in unrealized appreciation on investments, net of deferred taxes	29,916	3,576
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	315	(208)
Net increase in net assets resulting from operations	21,976	19,367
Stockholder distributions:
Distributions	(28,727)	(38,176)
Net decrease in net assets from stockholder distributions	(28,727)	(38,176)
Capital share transactions:
Reinvestment of stockholder distributions	10,167	14,898
Repurchases of common stock	(22,549)	(898)
Net (decrease) increase in net assets from capital share transactions	(12,382)	14,000
Total decrease in net assets, before non-controlling interest	(19,133)	(4,809)
(Decrease) increase in non-controlling interest	(319)	211
Total decrease in net assets	(19,452)	(4,598)
Net assets at beginning of period	1,494,516	1,529,734
Net assets at end of period	$1,475,064	$1,525,136

Net asset value per common share attributable to Business Development Corporation of America	$8.26	$8.52
Common shares outstanding at end of period	178,245,519	178,750,498

Accumulated under distributed net investment income	$30,896	$37,538
Accumulated over distributed net realized gains	$(231,757)	$(139,932)

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Operating activities:
Net increase in net assets resulting from operations	$21,976	$19,367
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Payment-in-kind interest income	(1,410)	(1,597)
Net accretion of discount on investments	(2,147)	(2,163)
Amortization of deferred financing costs	796	527
Amortization of discount on unsecured notes	119	78
Sales and repayments of investments	160,643	202,845
Purchases of investments	(284,392)	(171,177)
Net realized loss from investments	34,435	10,771
Net realized gain on foreign currency transactions	(26)	—
Net unrealized appreciation on investments, gross of deferred taxes	(30,458)	(3,821)
(Increase) decrease in operating assets:
Interest and dividends receivable	144	5,114
Receivable for unsettled trades	17,279	(27,658)
Prepaid expenses and other assets	2,326	(1,447)
Increase (decrease) in operating liabilities:
Management fees payable	23	(33)
Incentive fee on income payable	53	3,230
Accounts payable and accrued expenses	1,691	1,670
Payable for unsettled trades	(38,563)	(47,339)
Interest and debt fees payable	369	(1,234)
Directors' fees payable	7	(42)
Net cash used in operating activities	(117,135)	(12,909)

Financing activities:
Repurchases of common stock	(22,162)	(57,647)
Proceeds from debt	132,912	31,874
Payments of financing costs	—	(4)
Stockholder distributions	(18,640)	(23,544)
(Decrease) increase in non-controlling interest	(319)	211
Net cash provided by (used in) financing activities	91,791	(49,110)

Net decrease in cash and cash equivalents	(25,344)	(62,019)
Effect of foreign currency exchange rates	26	—
Cash and cash equivalents, beginning of period	99,822	189,270
Cash and cash equivalents, end of period	$74,504	$127,251

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Supplemental information:
Interest paid during the period	$12,133	$10,357
Taxes, including excise tax, paid during the period	$16	$18
Distributions reinvested	$10,167	$14,898

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2018 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 128.9% (b)
Abaco Systems Holding Corp. (c) (i)	Business Services	L+6.00% (8.34%), 12/7/2021	$23,638	$23,284	$23,094	1.6%
ABC Financial Intermediate, LLC (j)	Media	L+4.25% (5.94%), 1/2/2025	7,739	7,702	7,797	0.5%
Ability Networks Inc. (j)	Health Care Providers & Services	L+3.75% (5.54%), 12/13/2024	13,573	13,508	13,573	0.9%
Adams Publishing Group, LLC (c) (i)	Media	L+7.00% (9.30%), 11/3/2020	15,357	15,235	15,357	1.0%
Adams Publishing Group, LLC (c)	Media	L+7.00% (9.30%), 11/3/2020	4,432	4,432	4,432	0.3%
Aleris International, Inc. (x)	Metals & Mining	9.50%, 4/1/2021	2,882	3,035	2,999	0.2%
Alvogen Pharma US, Inc. (j)	Health Care	L+5.00% (6.88%), 4/2/2022	13,857	13,758	13,875	0.9%
AMI Entertainment Network, LLC (c) (f) (i)	Hotels, Restaurants & Leisure	L+6.00% (7.69%), 7/21/2022	14,539	14,289	14,285	1.0%
Amports, Inc. (c) (m)	Transportation Infrastructure	L+5.00% (6.88%), 5/19/2020	14,876	14,837	14,876	1.0%
Amteck, LLC (c) (i)	Commercial Services & Supplies	L+6.50% (8.81%), 7/2/2020	20,545	20,384	20,545	1.4%
Amteck, LLC (c)	Commercial Services & Supplies	L+6.50% (8.81%), 7/2/2020	5,000	5,000	5,000	0.3%
Answers Corporation (c) (p)	Technology	L+5.00% (6.88%), 4/15/2021	2,999	2,942	2,909	0.2%
AP Gaming I, LLC (i) (j)	Gaming/Lodging	L+4.25% (6.13%), 2/15/2024	33,507	33,443	33,884	2.3%
AP NMT Acquisition B.V. (m)	Media	L+5.75% (8.06%),8/13/2021	6,620	6,639	6,616	0.4%
APCO Holdings (c) (i)	Diversified Consumer Services	L+6.00% (7.88%), 1/29/2022	3,642	3,570	3,568	0.2%
Applied Merchant Systems West Coast, Inc. (c) (m)	Diversified Financial Services	L+11.50% (13.20%), 10/26/2020	18,597	18,401	17,295	1.2%
Applied Merchant Systems West Coast, Inc. (c) (m)	Diversified Financial Services	L+11.50% (13.20%), 10/26/2020	6,500	6,432	6,045	0.4%
AqGen Ascensus Inc. (c) (j)	Technology	L+3.50% (5.80%), 12/3/2022	19,588	19,588	19,588	1.3%
AqGen Ascensus Inc. (c) (f)	Technology	L+3.50% (5.80%), 12/3/2022	3,704	3,696	3,704	0.3%
Avatar Purchaser, Inc. (c) (m)	Business Services	L+7.50% (10.00%), 11/17/2025	11,716	11,381	11,530	0.8%
Avaya Holdings Corp. (j)	Communications Equipment	L+4.75% (6.54%), 12/15/2024	26,581	26,334	26,748	1.8%
BCP Raptor, LLC (j)	Energy Equipment & Services	L+4.25% (6.04%), 6/24/2024	19,935	19,757	20,035	1.4%
BCP Renaissance, LLC (j)	Energy Equipment & Services	L+4.00% (5.77%), 10/31/2024	8,472	8,432	8,507	0.6%
BDS Solutions Group, LLC (c) (i) (m)	Business Services	L+8.75% (11.06%), 6/1/2021	32,399	31,934	32,399	2.2%
BDS Solutions Group, LLC (c)	Business Services	L+8.75% (11.06%), 6/1/2021	2,831	2,789	2,831	0.2%
Beaver-Visitec International Holdings, Inc. (c) (j)	Health Care	L+5.00% (7.30%), 8/21/2023	6,563	6,563	6,562	0.4%
Black Mountain Sand, LLC (c) (f)	Energy Equipment & Services	L+9.00% (10.69%), 11/30/2021	13,050	12,871	12,869	0.9%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2018 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Black Mountain Sand, LLC (c)	Energy Equipment & Services	L+9.00% (10.81%), 11/30/2021	$6,525	$6,428	$6,434	0.4%
Blount International, Inc. (j)	Commercial Services & Supplies	L+4.25% (5.92%), 4/12/2023	12,500	12,471	12,656	0.9%
California Resources Corp. (m)	Metals & Mining	L+4.75% (6.57%), 12/31/2022	12,259	12,023	12,424	0.8%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (l) (o) (t)	Food Products	L+12.50% (13.88%), 9/25/2020	21,208	16,406	2,969	0.2%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (l) (o) (t)	Food Products	L+12.50% (13.88%), 9/25/2020	49,012	33,647	6,862	0.5%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (l) (o) (t)	Food Products	L+12.50% (13.88%) 4/28/2019	2,934	2,829	2,876	0.2%
Catapult Learning, LLC (c) (i) (m)	Diversified Consumer Services	L+6.50% (8.27%), 7/16/2020	26,776	26,530	25,571	1.7%
CCW, LLC (c) (f) (i)	Hotels, Restaurants & Leisure	L+7.00% (8.94%), 3/21/2021	27,750	27,466	27,750	1.9%
Central Security Group, Inc. (c) (i) (j)	Commercial Services & Supplies	L+5.63% (7.50%), 10/6/2021	25,228	24,954	25,102	1.7%
Chicken Soup for the Soul Publishing, LLC (c)	Media	L+6.25% (7.92%), 1/8/2019	27,386	27,333	24,236	1.6%
Chloe Ox Parent, LLC (j)	Health Care Providers & Services	L+5.00% (7.30%), 12/23/2024	10,768	10,664	10,876	0.7%
Clarion Events, Ltd (c) (j)	Business Services	L+5.00% (6.77%), 3/22/2025	5,817	5,701	5,701	0.4%
Clover Technologies Group, LLC (j)	Commercial Services & Supplies	L+4.50% (6.38%), 5/8/2020	13,512	13,465	10,488	0.7%
Community Care Health Network, LLC (c) (j)	Health Care	L+4.75% (6.74%), 2/16/2025	2,686	2,679	2,703	0.2%
CONSOL Energy Inc. (j)	Metals & Mining	L+6.00% (7.99%), 11/28/2022	3,232	3,171	3,311	0.2%
Contura Energy Inc. (j)	Energy Equipment & Services	L+5.00% (6.88%), 3/18/2024	7,472	7,408	7,449	0.5%
ConvergeOne Holdings Corp. (c) (j)	Technology	L+4.75% (6.63%), 6/20/2024	16,434	16,287	16,434	1.1%
Corfin Industries LLC (c) (f)	Industrials	L+6.50% (8.49%), 2/15/2024	8,615	8,446	8,443	0.6%
Corfin Industries LLC (c) (f)	Industrials	L+6.50% (8.49%), 2/15/2024	48	48	47	0.1%
Cvent, Inc. (j)	Internet Software & Services	L+3.75% (5.63%), 11/29/2024	16,436	16,337	16,518	1.1%
DigiCert, Inc (j)	Internet Software & Services	L+4.75% (6.52%), 10/31/2024	10,800	10,749	10,915	0.7%
Eagle Rx, LLC (c) (i)	Health Care Providers & Services	L+4.00% (5.91%) 8/15/2019	27,157	27,085	27,157	1.8%
Elo Touch Solutions, Inc (c) (j)	Technology	L+6.00% (8.00%), 10/31/2023	3,542	3,508	3,542	0.2%
ERG Holding Company (c) (i) (m)	Health Care Providers & Services	L+6.75% (9.07%), 4/4/2019	33,923	33,722	33,923	2.3%
ERG Holding Company (c) (f)	Health Care Providers & Services	L+6.75% (9.07%), 4/4/2019	188	188	188	0.1%
Everi Payments, Inc. (j)	Hotels, Restaurants & Leisure	L+3.50% (5.49%), 5/9/2024	10,628	10,613	10,694	0.7%
Excelitas Technologies Corp. (j)	Electronic Equipment, Instruments & Components	L+3.50% (5.16%), 12/2/2024	9,975	9,951	10,058	0.7%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2018 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Frontier Communications (m)	Diversified Telecommunications Services	L+3.75% (5.63%), 6/15/2024	$5,541	$5,468	$5,461	0.4%
Genesys Telecommunications Laboratories, Inc. (j)	Diversified Telecommunication Services	L+3.50% (5.80%), 12/1/2023	24,689	24,387	24,828	1.7%
Greenwave Holdings, Inc. (c) (d) (l)	Internet Software & Services	13.00%, 7/8/2019	10,278	10,245	9,765	0.7%
GTCR Valor Companies, Inc. (j)	Internet Software & Services	L+3.25% (5.13%), 6/16/2023	9,950	9,928	10,027	0.7%
HC Group Holdings III, Inc. (j)	Health Care	L+5.00% (6.88%), 4/7/2022	14,743	14,542	14,909	1.0%
Hexion Inc. (x)	Chemicals	10.38%, 2/1/2022	920	920	890	0.1%
Hexion Inc. (x)	Chemicals	6.63%, 4/15/2020	6,689	6,025	6,237	0.4%
ICR Operations, LLC (c) (i)	Business Services	L+5.50% (7.79%), 3/26/2025	13,670	13,397	13,397	0.9%
ICR Operations, LLC (c) (f)	Business Services	L+5.50% (7.79%),3/26/2024	165	162	162	0.1%
Ideal Tridon Holdings, Inc. (c) (m)	Commercial Services & Supplies	L+5.50% (8.07%), 7/31/2023	23,857	23,433	23,430	1.6%
Ideal Tridon Holdings, Inc. (c) (f)	Commercial Services & Supplies	L+5.50% (8.07%), 7/31/2022	546	513	537	0.1%
Indivior Finance S.A.R.L. (i)	Health Care	L+4.50% (6.42%), 12/18/2022	6,965	6,932	6,974	0.5%
InMotion Entertainment Group, LLC (c) (i)	Specialty Retail	L+7.25% (9.57%), 10/1/2021	13,153	13,112	13,153	0.9%
InMotion Entertainment Group, LLC (c) (f) (i)	Specialty Retail	L+7.75% (10.07%), 10/1/2021	322	322	322	0.1%
Intelsat S.A. (m)	Diversified Telecommunication Services	L+4.50% (6.46%), 1/2/2024	665	665	682	0.1%
Intelsat S.A. (m)	Diversified Telecommunication Services	L+4.50% (6.46%), 1/2/2024	2,211	2,211	2,236	0.2%
Internap Corporation (c) (j) (m)	Communications Equipment	L+5.75% (7.65%), 4/6/2022	20,158	20,040	20,220	1.4%
IPC Corp. (j)	Diversified Telecommunication Services	L+4.50% (6.27%), 8/6/2021	3,784	3,730	3,703	0.3%
Iridium Communications, Inc. (x)	Diversified Telecommunications Services	10.25%, 4/15/2023	3,536	3,536	3,633	0.2%
Jackson Hewitt, Inc. (j)	Diversified Consumer Services	L+7.00% (8.77%), 7/30/2020	6,515	6,454	6,466	0.4%
K2 Pure Solutions NoCal, L.P. (c) (i)	Chemicals	L+6.00% (7.88%), 2/19/2021	6,500	6,450	6,500	0.4%
Kahala Ireland OpCo Designated Activity Company (a) (c) (l) (o)	Aerospace & Defense	L+8.00% (13.00%),12/23/2028	141,549	141,549	141,549	9.6%
Kissner Milling Co. Ltd. (x)	Chemicals	8.38%, 12/1/2022	21,199	21,516	21,755	1.5%
Lakeland Tours, LLC (f)	Diversified Consumer Services	L+4.00% (6.12%), 12/15/2024	5,634	5,620	5,690	0.4%
LenderLive Services, LLC (c)	Business Services	L+12.00% (13.85%), 8/11/2020	10,000	9,881	10,000	0.7%
Lightsquared LP (l)	Diversified Telecommunications Services	L+8.75% (10.78%), 12/7/2020	11,606	10,932	10,155	0.7%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2018 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Lionbridge Technologies, Inc. (c) (i)	Business Services	L+5.50% (7.38%), 2/28/2024	$13,729	$13,671	$13,670	0.9%
Loparex International Holding B.V. (c) (j)	Industrials	L+4.25% (6.59%), 4/11/2025	2,003	1,993	1,993	0.1%
MCS Acquisition Corp. (c) (j)	Professional Services	L+4.75% (6.63%), 5/18/2024	14,261	14,206	14,261	1.0%
Medallion Midland Acquisition, L.P. (j)	Energy Equipment & Services	L+3.25% (5.13%), 11/13/2024	4,439	4,428	4,428	0.3%
Medical Depot Holdings, Inc. (c) (i)	Health Care	L+5.50% (7.80%), 1/3/2023	19,644	18,224	18,192	1.2%
Michael Baker International, LLC (c) (j)	Business Services	L+4.50% (6.34%), 11/21/2022	5,607	5,555	5,610	0.4%
Midwest Can Company, LLC (c) (f) (i)	Energy Equipment & Services	L+6.75% (8.63%), 1/26/2022	5,054	4,986	5,075	0.3%
MMM Holdings, LLC (c) (f) (i)	Health Care	L+6.25% (8.37%), 3/15/2023	20,578	20,170	20,166	1.4%
Monitronics International, Inc. (j)	Diversified Consumer Services	L+5.50% (7.80%), 9/30/2022	11,850	11,872	11,517	0.8%
Montreign Operating Company, LLC (c) (m)	Hotels, Restaurants & Leisure	L+8.25% (10.13%), 1/24/2023	27,161	26,753	26,951	1.8%
Mood Media Corporation (c) (m)	Business Services	L+7.25% (9.55%), 6/28/2022	13,806	13,549	13,520	0.9%
Motion Recruitment Partners, LLC (c) (f) (i)	Professional Services	L+6.00% (7.89%), 2/13/2020	17,069	16,917	17,069	1.2%
Murray Energy Holdings Co. (j)	Energy Equipment & Services	L+7.25% (9.55%), 4/16/2020	11,340	11,028	9,582	0.6%
National Technical Systems, Inc. (c) (i)	Professional Services	L+6.25% (7.91%), 6/12/2021	16,469	16,383	15,481	1.0%
Navitas Midstream Midland Basin, LLC (j)	Energy Equipment & Services	L+4.50% (6.40%), 12/13/2024	8,461	8,424	8,445	0.6%
New Star Metals, Inc. (c) (m)	Business Services	L+9.50% (11.80%), 12/22/2021	24,328	23,921	24,357	1.7%
NexSteppe Inc. (c) (l) (t)	Chemicals	12.00%, 9/30/2018	1,835	1,750	—	—%
NexSteppe Inc. (c) (l) (t)	Chemicals	12.00%, 9/30/2018	12,362	10,453	—	—%
Noosa Acquirer, Inc. (c) (i) (m)	Food Products	L+5.25% (7.14%), 11/21/2020	25,000	24,834	25,000	1.7%
NTM Acquisition Corp. (c) (i)	Media	L+6.25% (8.55%), 6/7/2022	18,434	18,256	18,341	1.2%
Office Depot, Inc. (j)	Specialty Retail	L+7.00% (8.71%), 11/8/2022	8,902	8,735	9,046	0.6%
Optiv, Inc. (j)	Business Services	L+3.25% (5.13%), 2/1/2024	4,443	4,227	4,282	0.3%
Orchid Underwriters Agency, LLC (c) (f) (i)	Insurance Broker	L+5.00% (7.30%), 3/17/2022	18,480	18,334	18,480	1.3%
ORG Chemical Holdings, LLC (c) (i) (w)	Chemicals	L+5.75% (8.05%), 6/30/2022	27,752	27,281	27,275	1.8%
ORG GC Holdings, LLC (c) (i) (w)	Business Services	L+6.00% (8.80%), 7/31/2022	25,485	25,154	25,024	1.7%
Peabody Energy Corp. (j)	Metals & Mining	L+3.50% (5.38%), 3/31/2022	2,608	2,602	2,611	0.2%
PeopLease Holdings, LLC (c) (i)	Commercial Services & Supplies	L+9.00% (11.31%), 2/26/2021	20,000	19,882	15,000	1.0%
PGX Holdings, Inc. (c) (j)	Transportation Infrastructure	L+5.25% (7.13%), 9/29/2020	12,456	12,413	12,083	0.8%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2018 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Premier Dental Services, Inc. (i) (j)	Health Care	L+4.50% (6.38%), 6/30/2023	$32,935	$32,693	$33,182	2.2%
Premier Global Services, Inc. (j)	Diversified Telecommunication Services	L+6.50% (8.29%), 12/8/2021	9,229	8,985	9,187	0.6%
Pre-Paid Legal Services, Inc. (c) (j)	Diversified Consumer Services	L+5.25% (7.13%), 7/1/2019	11,010	11,023	11,010	0.7%
Pride Plating, Inc. (c) (i)	Aerospace & Defense	L+5.50%, (7.80%), 6/13/2019	8,259	8,238	8,176	0.6%
PSKW, LLC (c) (i)	Health Care Providers & Services	L+4.25% (6.55%), 11/25/2021	1,564	1,554	1,564	0.1%
PSKW, LLC (c) (m)	Health Care Providers & Services	L+8.26% (10.56%), 11/25/2021	17,750	17,533	17,750	1.2%
PSKW, LLC (c) (m)	Health Care Providers & Services	L+8.26% (10.56%), 11/25/2021	1,972	1,936	1,972	0.1%
PT Network, LLC (c) (i)	Health Care	L+5.50% (7.21%), 11/30/2021	16,892	16,768	16,630	1.1%
PT Network, LLC (c) (f)	Health Care	L+4.50% (9.25%), 11/30/2021	658	658	648	0.1%
Pure Barre, LLC (c) (i) (m)	Hotels, Restaurants & Leisure	L+7.00% (8.88%), 6/11/2020	25,623	25,426	25,239	1.7%
Pure Barre, LLC (c)	Hotels, Restaurants & Leisure	L+7.00% (8.88%), 6/11/2020	500	500	493	0.1%
Quorum Health Corporation (j)	Health Care	L+6.75% (8.63%),4/29/2022	4,308	4,399	4,394	0.3%
Resco Products, Inc. (c) (i)	Metals & Mining	L+6.25% (7.90%), 3/7/2020	10,000	10,000	9,750	0.7%
Sage Automotive Holdings, Inc. (c) (j)	Auto Components	L+5.00% (6.88%), 11/8/2022	18,414	18,282	18,414	1.2%
SHO Holding II Corporation (c) (j)	Specialty Retail	L+5.00% (6.79%), 10/27/2022	9,745	9,680	8,771	0.6%
Skillsoft Corp. (j) (m)	Technology	L+4.75% (6.63%), 4/28/2021	17,134	16,409	16,515	1.1%
Squan Holding Corp. (c)	Diversified Telecommunication Services	L+6.00% (8.31%), 10/10/2019	16,878	14,824	13,502	0.9%
SSH Group Holdings, Inc. (c) (i)	Diversified Consumer Services	L+5.00% (7.45%), 10/2/2024	6,073	6,016	6,061	0.4%
Steel City Media (c)	Media	L+4.75% (8.25%),3/29/2020	37,956	37,956	37,576	2.5%
Stepstone Group LP (c) (i)	Financial Services	L+4.00% (5.90%), 3/27/2025	2,932	2,917	2,917	0.2%
Subsea Global Solutions, LLC (c) (f) (i)	Business Services	L+7.00% (9.30%), 3/29/2023	8,475	8,306	8,306	0.6%
SunGard Availability Services Capital, Inc. (j)	IT Services	L+10.00% (11.88%), 10/1/2022	3,430	3,421	3,374	0.2%
Tax Defense Network, LLC (c) (l) (t)	Diversified Consumer Services	L+13.00% (15.31%), 8/28/2019	30,602	26,532	7,713	0.5%
Thoughtworks, Inc. (c) (j)	Business Services	L+4.50% (6.38%), 10/12/2024	4,420	4,410	4,420	0.3%
Tillamook Country Smoker, LLC (c) (i)	Food Products	L+5.75% (7.64%), 5/19/2022	10,244	10,117	10,116	0.7%
Tillamook Country Smoker, LLC (c) (f)	Food Products	L+5.75% (7.49%), 5/19/2022	809	809	799	0.1%
Traverse Midstream Partners, LLC (j)	Energy Equipment & Services	L+4.00% (5.85%), 9/27/2024	6,352	6,322	6,384	0.4%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2018 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Trilogy International Partners, LLC (x)	Diversified Telecommunication Services	8.88%, 5/1/2022	$14,875	$14,813	$15,247	1.0%
Trojan Battery Company, LLC (j)	Auto Components	L+4.75% (6.69%), 6/12/2021	10,451	10,402	10,451	0.7%
Turning Tech LLC (c) (i)	Software	L+9.75% (12.06%), 6/30/2020	20,669	20,509	18,602	1.3%
Twenty Eighty, Inc. (c) (f) (l) (p)	Media	8.00%, 3/31/2020	6,357	4,748	6,229	0.4%
Twenty Eighty, Inc. (c) (f) (l) (p)	Media	L+8.00% (10.30%), 3/31/2020	2,887	2,448	2,887	0.2%
Twenty Eighty, Inc. (c) (f) (l) (p)	Media	9.00%, 3/31/2020	5,880	4,424	5,762	0.4%
United Central Industrial Supply Company, LLC (c) (i) (j)	Commercial Services & Supplies	L+7.25% (9.13%), 10/9/2018	8,481	8,467	8,072	0.5%
USF S&H Holdco, LLC (c) (f) (i)	Hotels, Restaurants & Leisure	L+5.75% (7.93%), 3/19/2024	24,245	23,883	23,881	1.6%
US Salt, LLC (c) (i) (m)	Food Products	L+4.75% (6.63%), 12/1/2023	5,189	5,139	5,135	0.3%
US Salt, LLC (c) (f)	Food Products	L+4.75% (6.63%), 12/1/2023	1,254	1,254	1,241	0.1%
VCVH Holding Corp. (c) (i) (j)	Health Care	L+5.00% (7.31%), 6/1/2023	26,034	25,901	26,224	1.8%
Veritas US Inc. (j)	Technology	L+4.50% (6.80%), 1/27/2023	14,981	15,020	14,911	1.0%
Veritas US Inc. (x)	Technology	10.50%, 2/1/2024	15,393	15,199	14,396	1.2%
VetCor Professional Practices LLC (c) (f) (i)	Diversified Consumer Services	L+6.25% (8.56%), 4/20/2021	17,987	17,908	17,808	1.0%
Von Drehle Corporation (c) (i) (m)	Life Sciences Tools & Services	L+7.50% (9.19%), 3/6/2023	26,045	25,679	25,751	1.7%
Xplornet Communications, Inc. (a) (j)	Diversified Telecommunication Services	L+4.00% (6.30%), 9/9/2021	13,094	13,023	13,119	0.9%
Sub Total Senior Secured First Lien Debt				$1,982,847	$1,900,969	128.9%

Senior Secured Second Lien Debt - 16.1% (b)
Anchor Glass Container Corporation (c) (m)	Containers & Packaging	L+7.75% (9.49%), 12/7/2024	$20,000	$19,833	$19,194	1.3%
Answers Corporation (c) (p)	Technology	L+7.90% (9.00%), 9/15/2021	4,663	4,116	4,360	0.3%
Astro AB Merger Sub, Inc. (m)	Diversified Financial Services	L+7.50% (9.27%), 4/30/2023	7,758	7,758	7,855	0.5%
Boston Market Corporation (c) (m)	Hotels, Restaurants & Leisure	L+8.25% (10.24%), 12/16/2018	24,039	23,984	21,154	1.4%
BrandMuscle Holdings Inc. (c) (m)	Internet Software & Services	L+8.50% (10.19%), 6/1/2022	24,500	24,185	24,500	1.7%
Carlisle FoodService Products, Incorporated (c)	Food Products	L+7.75% (9.65%), 3/20/2026	10,719	10,506	10,505	0.7%
CDS U.S. Intermediate Holdings, Inc. (m)	Hotels, Restaurants & Leisure	L+8.25% (10.55%), 7/8/2023	7,927	7,814	7,828	0.5%
CIG Financial, LLC (a) (c) (m)	Consumer Finance	10.50%, 6/30/2019	9,000	8,978	8,370	0.6%
CIG Financial, LLC (a) (c) (f)	Consumer Finance	10.50%, 6/30/2019	1,000	1,000	930	0.1%
CP VI Bella Blocker Topco, LLC (m)	Health Care	L+6.75% (8.63%), 12/28/2025	2,009	1,999	2,001	0.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2018 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
CREDITCORP (x)	Consumer Finance	12.00%, 7/15/2018	$13,250	$13,243	$12,356	0.8%
Epic Health Services, Inc. (m)	Health Care Providers & Services	L+8.00% (9.88%), 3/17/2025	15,000	14,803	14,875	1.0%
Genex Holdings, Inc.	Health Care	L+7.00% (9.05%), 3/6/2026	2,305	2,282	2,309	0.2%
Hertz Corp. (x)	Automobiles	7.63%, 6/1/2022	14,194	14,194	14,394	1.0%
PetVet Care Centers, LLC (c) (m)	Business Services	L+2.75% (4.65%), 2/13/2026	3,539	3,521	3,522	0.2%
PI US Holdco III Limited (c) (m)	Consumer Finance	L+7.25% (9.11%), 12/20/2025	6,696	6,630	6,685	0.5%
Recess Holdings, Inc. (c) (m)	Hotels, Restaurants & Leisure	L+7.75% (10.20%), 9/29/2025	13,008	12,823	12,813	0.9%
Rx30 HoldCo, Inc. (c) (m)	Health Care Technology	L+9.00% (11.33%), 6/15/2022	11,500	11,361	11,500	0.8%
Rx30 HoldCo, Inc. (c) (m)	Health Care Technology	L+9.00% (11.33%), 6/15/2022	1,229	1,206	1,229	0.1%
TierPoint, LLC (c) (m)	Technology	L+3.75% (5.63%), 5/5/2025	5,334	5,287	5,281	0.4%
Safe Fleet Holdings LLC (c) (m)	Industrials	L+6.75% (8.53%),2/1/2026	3,143	3,127	3,127	0.2%
U.S. Auto (c) (m)	Diversified Consumer Services	L+10.50% (12.39%), 6/8/2020	30,000	29,769	29,850	2.0%
US Salt, LLC (c) (m)	Food Products	L+8.75% (10.41%), 12/1/2024	12,872	12,688	12,686	0.8%
Sub Total Senior Secured Second Lien Debt				$241,107	$237,324	16.1%

Subordinated Debt - 8.8% (b)
Ardent Legacy Acquisitions, Inc.	Health Care	L+8.50% (10.16%), 3/1/2023	$21,222	$20,904	$21,302	1.5%
BMC Software Finance, Inc. (x)	Software	8.13%, 7/15/2021	19,461	19,451	19,385	1.3%
Frontier Communications (x)	Diversified Telecommunication Services	8.13%, 10/1/2018	5,500	5,494	5,565	0.4%
Frontier Communications (x)	Diversified Telecommunication Services	8.50%, 4/15/2020	10,000	9,226	10,150	0.7%
Gold, Inc. (c) (m)	Textiles, Apparel & Luxury Goods	10.00%, 6/30/2019	3,742	3,700	3,443	0.2%
Park Ave RE Holdings, LLC (c) (d) (l) (o)	Real Estate Management & Development	L+8.00%, (13.00%), 12/31/2021	37,192	37,192	37,192	2.5%
Steel City Media (c) (l) (t)	Media	16.00%, 3/29/2020	24,717	24,536	21,010	1.4%
Xplornet Communications, Inc. (a) (l) (x)	Diversified Telecommunication Services	9.63%, 6/1/2022	10,534	10,534	11,061	0.8%
Sub Total Subordinated Debt				$131,037	$129,108	8.8%

Collateralized Securities - 10.9% (b)
Collateralized Securities - Debt Investment
NewStar Exeter Fund CLO - Debt (a) (c) (p)	Diversified Investment Vehicles	9.86%, 1/19/2027	$10,728	$9,302	$8,445	0.6%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2018 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
WhiteHorse VIII, Ltd. CLO - Debt (a) (c) (p) (v)	Diversified Investment Vehicles	6.32%, 5/1/2026	$8,000	$7,639	$7,626	0.5%
Collateralized Securities - Equity Investment (n)
B&M CLO 2014-1, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	6.03%, 4/16/2026	$40,250	$12,936	$12,320	0.8%
CVP Cascade CLO, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	12.18%, 1/16/2026	31,000	1,784	2,423	0.2%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	2.79%, 1/15/2027	35,057	12,079	12,198	0.8%
MidOcean Credit CLO II, LLC Income Notes (a) (c) (p) (v)	Diversified Investment Vehicles	11.24%, 1/29/2030	37,600	20,876	21,820	1.5%
MidOcean Credit CLO III, LLC Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	2.27%, 7/21/2026	40,250	16,326	16,839	1.1%
MidOcean Credit CLO IV, LLC Income Notes (a) (c) (p) (v)	Diversified Investment Vehicles	8.92%, 4/15/2027	21,500	13,066	13,090	0.9%
NewStar Arlington Senior Loan Program LLC Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	23.70%, 4/25/2031	31,603	21,380	25,436	1.7%
NewStar Exeter Fund CLO - Equity (a) (c) (p) (v)	Diversified Investment Vehicles	1.07%, 1/19/2027	31,575	11,621	11,071	0.7%
OFSI Fund VI, Ltd. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	5.19%, 3/20/2025	38,000	12,229	9,770	0.7%
Related Fee Agreements (a) (c) (s)	Diversified Investment Vehicles		13,841	5,908	3,499	0.2%
Silver Spring CLO, Ltd. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	3.91%, 10/16/2026	31,500	8,570	8,502	0.6%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	5.61%, 5/1/2026	36,000	11,558	8,895	0.6%
Sub Total Collateralized Securities				$165,274	$161,934	10.9%

Equity/Other - 13.4% (b)
Answers Corporation - Common Equity (c) (e) (p)	Technology		909	$11,361	$10,965	0.7%
Avaya Holdings Corp. (e) (x)	Communications Equipment		611	5,309	7,489	0.5%
California Resources Development JV, LLC - Preferred Equity (c) (o) (u)	Metals & Mining	9.00%	26,717,000	24,049	24,952	1.7%
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (c) (e) (o)	Food Products		6,023	1,630	—	—%
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (c) (e) (o) (u)	Food Products		24,656	—	—	—%
Danish CRJ LTD. - Common Equity (a) (c) (e) (p) (r)	Aerospace & Defense		10,000	1	460	—%
Evolution Research Group - Preferred Equity (c) (e)	Health Care Providers & Services	8.00%	500,000	500	909	0.1%
Greenwave Holdings, Inc. - Series C Preferred Stock Warrant (c) (e)	Internet Software & Services	Expire 8/16/2025	172,414	—	—	—%
Kahala Ireland OpCo Designated Activity Company - Common Equity (a) (c) (e) (h) (o)	Aerospace & Defense		137	—	8,849	0.6%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2018 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (a) (c) (e) (h) (o)	Aerospace & Defense		3,250,000	2,851	3,250	0.2%
Kahala US OpCo LLC - Class A Preferred Units (c) (e) (k) (o)	Aerospace & Defense	13.00%	4,413,472	$10	$—	—%
Mood Media Corporation - Warrants (c) (e)	Business Services		121,021	27	48	—%
New Star Metals Inc. - Warrants (c) (e)	Business Services	Expire 12/22/2036	100,216	151	279	—%
NexSteppe Inc. - Series C Preferred Stock Warrant (c) (e)	Chemicals		237,240	737	—	—%
NMFC Senior Loan Program I, LLC (a) (o)	Diversified Investment Vehicles		50,000	50,000	51,126	3.5%
Orchid Underwriters Agency, LLC - Preferred Shares (c) (e) (u)	Insurance Broker		5,000	113	773	0.1%
Orchid Underwriters Agency, LLC - Common Shares (c) (e) (u)	Insurance Broker		5,000	—	76	—%
Park Ave RE Holdings, LLC - Common Shares (c) (e) (o) (w)	Real Estate Management & Development		1,000	102	14,297	1.0%
Park Ave RE Holdings, LLC - Preferred Shares (c) (e) (o) (w)	Real Estate Management & Development	8.00%	47,290	23,645	23,645	1.6%
PennantPark Credit Opportunities Fund II, LP (a) (f) (g) (p)	Diversified Investment Vehicles		$9,952	9,952	10,167	0.7%
South Grand MM CLO I, LLC (a) (f) (o)	Diversified Investment Vehicles		$9,724	9,689	10,596	0.7%
Squan Holding Corp. - Class A Common Stock (c) (e) (p)	Diversified Telecommunication Services		180,835	—	—	—%
Squan Holding Corp. - Series A Preferred Stock (c) (e) (p)	Diversified Telecommunication Services		8,962	—	47	—%
Tax Defense Network, LLC - Common Equity (c) (e)	Diversified Consumer Services		106,346	425	—	—%
Tennenbaum Waterman Fund, L.P. (a)	Diversified Investment Vehicles		$10,000	10,000	10,430	0.7%
TCG BDC, Inc. - Common Stock (fka Carlyle GMS Finance, Inc.) (a) (x)	Diversified Investment Vehicles		404,899	5,841	5,293	0.4%
The SAVO Group, Ltd. - Warrants (c) (e)	IT Services	Expire 3/29/2023	138,000	—	—	—%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		$12,141	10,526	9,396	0.6%
Twentyeighty, Inc. - Class A Common Equity (c) (e)	Media		54,586	—	—	—%
TZ Holdings, Inc. - Warrants (fka Zimbra, Inc.) (c) (e)	Software		136,000	—	—	—%
TZ Holdings, Inc. - Preferred Shares (fka Zimbra, Inc.) (c) (e)	Software	Expire 10/25/2023	1,000,000	10	179	—%
U.S. Auto - Series A Common Units (c) (e) (u)	Diversified Consumer Services		10,000	10	—	—%
U.S. Auto - Series A Preferred Units (c) (e) (u)	Diversified Consumer Services		490	490	532	—%
U.S Auto - Series C Preferred Equity Units (c) (e) (u)	Diversified Consumer Services		56	56	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2018 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
World Business Lenders, LLC - Preferred Stock (c) (e)	Consumer Finance		922,669	3,750	3,759	0.3%
Sub Total Equity/Other				$171,235	$197,517	13.4%

TOTAL INVESTMENTS - 178.1% (b)				$2,691,500	$2,626,852	178.1%
_____________

(a)
All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. Qualifying assets represent 74.5% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.

(b)	Percentages are based on net assets of $1,475,064 as of March 31, 2018.

(c)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).

(d)	As of the date of election, the portfolio company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be payment-in-kind (“PIK”).

(e)	Non-income producing at March 31, 2018.

(f)	The Company has various unfunded commitments to portfolio companies. The remaining amount of these unfunded commitments as of March 31, 2018 are comprised of the following:

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2018 (Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Original Commitment	Remaining Commitment
AMI Entertainment Network, LLC	Senior Secured First Lien Debt	Revolver term loan	$1,234	$1,234
AqGen Ascensus Inc.	Senior Secured First Lien Debt	Delayed draw term loan	5,000	1,283
Black Mountain Sand, LLC	Senior Secured First Lien Debt	Delayed draw term loan	13,050	6,525
CCW, LLC	Senior Secured First Lien Debt	Revolver term loan	3,000	3,000
CIG Financial, LLC	Senior Secured Second Lien Debt	Delayed draw term loan	5,000	4,000
Corfin Industries LLC	Senior Secured First Lien Debt	Revolver term loan	956	908
ERG Holding Company	Senior Secured First Lien Debt	Delayed draw term loan	263	75
ERG Holding Company	Senior Secured First Lien Debt	Revolver term loan	87	87
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver term loan	2,753	2,588
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,731	2,185
InMotion Entertainment Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,200	1,843
Lakeland Tours, LLC	Senior Secured First Lien Debt	Delayed draw term loan	464	464
Midwest Can Company, LLC	Senior Secured First Lien Debt	Delayed draw term loan	828	828
MMM Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	3,522	3,522
MMM Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,761	1,761
Motion Recruitment Partners, LLC	Senior Secured First Lien Debt	Revolver term loan	2,000	2,000
Orchid Underwriters Agency, LLC	Senior Secured First Lien Debt	Revolver term loan	2,200	2,200
PennantPark Credit Opportunities Fund II, LP	Equity capital commitment	Equity capital commitment	10,763	538
PT Network, LLC	Senior Secured First Lien Debt	Delayed draw term loan	6,579	6,579
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,316	658
South Grand MM CLO I, LLC	Equity capital commitment	Equity capital commitment	35,000	5,476
Subsea Global Solutions, LLC	Senior Secured First Lien Debt	Revolver term loan	963	963
Tillamook Country Smoker, LLC	Senior Secured First Lien Debt	Revolver term loan	2,696	1,887
Twenty Eighty, Inc.	Senior Secured First Lien Debt	Revolver term loan	443	443
US Salt, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,297	43
USF S&H Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	1,616	1,616
Vetcor Professional Practices LLC	Senior Secured First Lien Debt	Delayed draw term loan	3,656	2,852
Total			$111,378	$55,558

(g)	The investment is subject to a three year lock-up restriction on withdrawals. The lock-up expires on March 31, 2019.

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

(l)For the three months ended March 31, 2018, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind (“PIK”):

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2018 (Unaudited)

Portfolio Company	Investment Type	Cash	PIK	All-in Rate	PIK Earned for the three months ended March 31, 2018
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.)	Senior Secured First Lien Debt	—%	14.27%	14.27%	$—
Greenwave Holdings, Inc.	Senior Secured First Lien Debt	10.00%	3.00%	13.00%	87
Kahala Ireland OpCo Designated Activity Company	Senior Secured First Lien Debt	—%	13.00%	13.00%	—
Lightsquared LP	Senior Secured First Lien Debt	10.78%	—%	10.78%	290
MMM Holdings, Inc.	Senior Secured First Lien Debt	8.37%	—%	8.37%	—
New Star Metals, Inc.	Senior Secured First Lien Debt	11.80%	—%	11.80%	—
NextSteppe Inc.	Senior Secured First Lien Debt	—%	12.00%	12.00%	—
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%	—
Steel City Media	Subordinated Debt	—%	16.00%	16.00%	829
Tax Defense Network, LLC	Senior Secured First Lien Debt	10.81%	4.50%	15.31%	12
Twenty Eighty, Inc.	Senior Secured First Lien Debt	4.00%	4.00%	8.00%	65
Twenty Eighty, Inc.	Senior Secured First Lien Debt	8.00%	—%	8.00%	127
Twenty Eighty, Inc.	Senior Secured First Lien Debt	0.25%	8.75%	9.00%	—
Xplornet Communications, Inc.	Senior Secured First Lien Debt	6.30%	—%	6.30%	—
Xplornet Communications, Inc.	Subordinated Debt	—%	9.63%	9.63%	—
Total					$1,410

(m)	The Company's investment or a portion thereof is pledged as collateral under the UBS Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

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

(q)	Unless otherwise indicated, all investments in the schedule of investments are non-affiliated, non-controlled investments.

(r)	The Company's investment is held through the Consolidated Holding Company, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.

(s)	Related Fee Agreements consist of five investments with a total fair value of $3.5 million that are classified as Affiliated Investments.

(t)	The investment is on non-accrual status as of March 31, 2018.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

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

(y)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at March 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2018
(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2018:

	At March 31, 2018
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles	$258,942	9.9%
Business Services	202,152	7.7
Health Care	190,071	7.2
Hotels, Restaurants & Leisure	171,088	6.5
Aerospace & Defense	162,284	6.2
Media	150,243	5.7
Diversified Telecommunication Services	128,576	4.9
Diversified Consumer Services	125,786	4.8
Health Care Providers & Services	122,787	4.7
Commercial Services & Supplies	120,830	4.6
Technology	112,605	4.3
Energy Equipment & Services	89,208	3.4
Food Products	78,189	3.0
Real Estate Management & Development	75,134	2.9
Internet Software & Services	71,725	2.7
Chemicals	62,657	2.4
Metals & Mining	56,047	2.1
Communications Equipment	54,457	2.1
Professional Services	46,811	1.8
Software	38,166	1.5
Gaming/Lodging	33,884	1.3
Consumer Finance	32,100	1.2
Specialty Retail	31,292	1.2
Diversified Financial Services	31,195	1.2
Auto Components	28,865	1.1
Transportation Infrastructure	26,959	1.0
Life Sciences Tools & Services	25,751	1.0
Containers & Packaging	19,194	0.7
Insurance Broker	18,480	0.7
Automobiles	14,394	0.5
Industrials	13,610	0.5
Health Care Technology	12,729	0.5
Electronic Equipment, Instruments & Components	10,058	0.4
Textiles, Apparel & Luxury Goods	3,443	0.1
IT Services	3,374	0.1
Financial Services	2,917	0.1
Insurance	849	—
Total	$2,626,852	100.0%

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2017

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Blount International, Inc. (j)	Commercial Services & Supplies	L+4.25% (5.61%), 4/12/2023	$12,500	$12,470	$12,637	0.9%
California Resources, Corp. (m)	Metals & Mining	L+10.38% (11.88%), 12/31/2022	12,259	12,014	12,198	0.8%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (l) (o) (t)	Food Products	L+12.50% (13.88%), 4/28/2019	20,482	16,406	4,096	0.3%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (l) (o) (t)	Food Products	L+12.50% (13.88%), 4/28/2019	47,336	33,647	9,467	0.6%
Catapult Learning, LLC (c) (i) (m)	Diversified Consumer Services	L+6.50% (7.88%), 7/16/2020	27,138	26,861	25,917	1.7%
CCW, LLC (c) (f) (i)	Hotels, Restaurants & Leisure	L+7.00% (8.63%), 3/21/2021	26,525	26,292	26,525	1.8%
Central Security Group, Inc. (c) (i) (j)	Commercial Services & Supplies	L+5.63% (7.19%), 10/6/2021	25,293	24,999	25,294	1.7%
Chicken Soup for the Soul Publishing, LLC (c)	Media	L+6.25% (7.61%), 1/8/2019	27,536	27,465	24,369	1.6%
Chloe Ox Parent, LLC (j)	Health Care Providers & Services	L+5.00% (6.64%), 12/23/2024	10,768	10,660	10,768	0.7%
Clover Technologies Group, LLC (j)	Commercial Services & Supplies	L+4.50% (6.07%), 5/8/2020	13,548	13,495	10,070	0.7%
Community Care Health Network, LLC (c) (j)	Health Care	L+5.50% (7.07%), 10/19/2021	2,376	2,384	2,377	0.2%
CONSOL Energy, Inc. (j)	Metals & Mining	L+6.00% (7.47%), 11/28/2022	3,240	3,176	3,275	0.2%
Contura Energy Inc. (j)	Energy Equipment & Services	L+5.00% (6.63%), 3/18/2024	7,491	7,425	7,379	0.5%
ConvergeOne Holdings Corp. (j)	Technology	L+4.75% (6.44%), 6/20/2024	16,475	16,323	16,489	1.1%
Cvent, Inc. (c) (j)	Internet Software & Services	L+3.75% (5.32%), 11/29/2024	16,436	16,333	16,436	1.1%
DigiCert, Inc (j)	Internet Software & Services	L+4.75% (6.13%), 10/31/2024	10,800	10,747	10,930	0.7%
Eagle Rx, LLC (c) (i)	Health Care Providers & Services	L+4.25% (5.61%), 8/15/2019	27,279	27,192	27,279	1.8%
Elo Touch Solutions, Inc (j)	Technology	L+6.00% (7.44%), 10/31/2023	3,781	3,744	3,772	0.3%
ERG Holding Company (c) (i) (m)	Health Care Providers & Services	L+6.75% (8.45%), 4/4/2019	34,099	33,846	33,587	2.3%
ERG Holding Company (c) (f)	Health Care Providers & Services	L+6.75% (8.45%), 4/4/2019	136	136	134	0.1%
Everi Payments, Inc. (j)	Hotels, Restaurants & Leisure	L+3.50% (4.98%), 5/9/2024	10,654	10,639	10,748	0.7%
Excelitas Technologies Corp. (j)	Electronic Equipment, Instruments & Components	L+3.50% (5.16%), 12/2/2024	10,000	9,975	10,066	0.7%
Genesys Telecommunications Laboratories, Inc. (j)	Diversified Telecommunication Services	L+3.75% (5.44%), 12/1/2023	24,751	24,435	24,874	1.7%
Greenwave Holdings, Inc. (c) (d) (l)	Internet Software & Services	13.00%, 7/8/2019	12,184	12,136	12,184	0.8%
GTCR Valor Companies, Inc. (j)	Internet Software & Services	L+4.25% (5.94%), 6/16/2023	9,975	9,952	10,079	0.7%
HC Group Holdings III, Inc. (j)	Health Care	L+5.00% (6.57%), 4/7/2022	14,781	14,567	14,911	1.0%
Hexion Inc. (x)	Chemicals	10.38%, 2/1/2022	920	920	853	0.1%
Ideal Tridon Holdings, Inc. (c) (m)	Commercial Services & Supplies	L+6.50% (7.74%), 7/31/2023	23,917	23,472	23,465	1.6%

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2017

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Greenwave Holdings, Inc. - Series C Preferred Stock Warrant (c) (e)	Internet Software & Services	Expire 8/16/2025	172,414	$—	$—	—%
Kahala Ireland OpCo Designated Activity Company - Common Equity (a) (c) (e) (h) (o)	Aerospace & Defense		137	—	11,709	0.8%
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (a) (c) (e) (h) (o)	Aerospace & Defense		3,250,000	2,851	3,250	0.2%
Kahala US OpCo LLC - Class A Preferred Units (c) (e) (k) (o)	Aerospace & Defense	13.00%	4,413,472	—	—	—%
Mood Media Corporation - Warrants (c) (e)	Business Services		121,021	27	47	—%
New Star Metals Inc. - Warrants (c) (e)	Business Services	Expire 12/22/2036	100,216	151	272	—%
NexSteppe Inc. - Series C Preferred Stock Warrant (c) (e)	Chemicals		237,240	737	—	—%
NMFC Senior Loan Program I, LLC (a) (p)	Diversified Investment Vehicles		50,000	50,000	50,805	3.4%
Orchid Underwriters Agency, LLC - Preferred Shares (c) (e) (u)	Insurance Broker		5,000	113	616	—%
Orchid Underwriters Agency, LLC - Common Shares (c) (e) (u)	Insurance Broker		5,000	—	—	—%
Park Ave RE Holdings, LLC - Common Shares (c) (e) (o) (w)	Real Estate Management & Development		1,000	—	12,678	0.8%
Park Ave RE Holdings, LLC - Preferred Shares (c) (e) (o) (w)	Real Estate Management & Development	8.00%	47,290	23,645	23,645	1.6%
PennantPark Credit Opportunities Fund II, LP (a) (f) (g) (p)	Diversified Investment Vehicles		9,952	9,952	10,136	0.7%
South Grand MM CLO I, LLC (a) (f) (p)	Diversified Investment Vehicles		29,524	29,095	28,904	2.0%
Squan Holding Corp. - Class A Common Stock (c) (e) (p)	Diversified Telecommunication Services		180,835	—	—	—%
Squan Holding Corp. - Series A Preferred Stock (c) (e) (p)	Diversified Telecommunication Services		8,962	—	60	—%
Tax Defense Network, LLC - Common Equity (c) (e)	Diversified Consumer Services		106,346	425	—	—%
Tennenbaum Waterman Fund, L.P. (a)	Diversified Investment Vehicles		10,000	10,000	10,427	0.7%
TCG BDC, Inc. - Common Stock (fka Carlyle GMS Finance, Inc.) (a) (x)	Diversified Investment Vehicles		404,899	7,765	7,843	0.5%
The SAVO Group, Ltd. - Warrants (c) (e)	Internet Software & Services	Expire 3/23/2023	138,000	—	—	—%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		12,141	12,141	11,373	0.9%
Twentyeighty, Inc. - Class A Common Equity (c) (e)	Media		54,586	—	—	—%
TZ Holdings, Inc. - Warrants (fka Zimbra, Inc.) (c) (e)	Software		—	—	—	—%
TZ Holdings, Inc. - Preferred Shares (fka Zimbra, Inc.) (c) (e)	Software		1,000,000	10	179	—%
U.S. Auto - Series A Common Units (c) (e) (u)	Diversified Consumer Services		10,000	10	—	—%
U.S. Auto - Series A Preferred Units (c) (e) (u)	Diversified Consumer Services		490	490	513	—%

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

(c)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).

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
For the period ended March 31, 2018
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

During the three months ended March 31, 2018, the Company invested approximately $284.4 million to portfolio companies to contribute to the support of their business objectives of which some were contractually obligated. See also Note 6 - Commitments and Contingencies. As of March 31, 2018, the Company held investments in loans it made to investee companies with aggregate principal amounts of $2,427.1 million. The details of such investments have been disclosed on the consolidated schedule of investments as well as in Note 3 - Fair Value of Financial Instruments. In addition to providing loans to investee companies, from time to time the Company may assist investee companies in securing financing from other sources by introducing such investee companies to sponsors or other lending institutions.

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

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. As of March 31, 2018, the Company had issued 197.0 million shares of common stock for gross proceeds of $2.1 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of March 31, 2018, the Company had repurchased a cumulative 18.8 million shares of common stock through its share repurchase program for payments of $166.2 million.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2018
(Unaudited)

The Company is permitted to borrow money from time to time within the levels permitted by the 1940 Act (which generally currently allows it to incur leverage for up to one half of its total assets). The Company has used, and expects to continue to use, its credit facilities and other borrowings, along with proceeds from the rotation of its portfolio and proceeds from private securities offerings to finance its investment objectives.

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

The Company consolidates the following subsidiaries for accounting purposes: BDCA Funding I, LLC (“Funding I”), BDCA-CB Funding, LLC (“CB Funding”), BDCA Helvetica Funding, Ltd. (“Helvetica Funding”), 54th Street Equity Holdings, Inc. and the Consolidated Holding Companies. All significant intercompany balances and transactions have been eliminated in consolidation. In conjunction with the consolidation of subsidiaries, the Company recognizes non-controlling interests attributable to third party ownership in the following Consolidated Holding Companies: Kahala Aviation Holdings, LLC, Kahala Aviation US, Inc., and Kahala LuxCo.

Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, the consolidated financial statements may not include all of the information and notes required by U.S. GAAP for annual consolidated financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2018.

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
For the period ended March 31, 2018
(Unaudited)

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2018
(Unaudited)

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, any person “who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Typically, any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company”. Consistent with the 1940 Act, “Affiliated Investments” are defined as those investments in companies in which the Company owns 5% or more of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments.

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

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. For the period ended March 31, 2018 and December 31, 2017, the Company did not incur any offering costs.

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
For the period ended March 31, 2018
(Unaudited)

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

The Company has a number of investments in Collateralized Securities. Interest income from investments in the “equity” class of these Collateralized Securities (in the Company's case, preferred shares or subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40-35, Beneficial Interests in Securitized Financial Assets ("ASC 325-40-35"). The Company monitors the expected cash inflows from its equity investments in Collateralized Securities, including the expected principal repayments. The effective yield is determined and updated quarterly. In accordance with ASC 325-40, investments in CLOs are periodically assessed for other-than-temporary impairment ("OTTI"). When the Company determines that a CLO has OTTI, the amortized cost basis of the CLO is written down as of the date of the determination based on events and information evaluated and that write-down is recognized as a realized loss.

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
For the period ended March 31, 2018
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

New Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)”, which seeks to reduce diversity in how certain cash payments are presented in the Statement of Cash Flows. Under ASU 2016-15, an entity will need to conform to the presentation as prescribed for eight specific cash flow issues. ASU 2016-15 is effective for annual and interim reporting periods after December 15, 2017. The Company has evaluated the impact of ASU 2016-15 on its consolidated financial statements and disclosures and determined that the adoption of ASU 2016-15 has not had a material impact on its consolidated financial statements.

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

In October 2016, the SEC adopted new rules and amended rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. The application of this guidance did not have a material impact on the Company's consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606 "Identifying Performance Obligations and Licensing"),” which amends the criteria for revenue recognition where an entity enters into contracts with customers to transfer goods or services or where there is a transfer of non-financial assets. Under ASU 2016-10, an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company has evaluated the impact of ASU 2016-10 on its consolidated financial statements and disclosures and determined that the adoption of ASU 2016-10 has not had a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 retains many current requirements for the classification and measurement of financial instruments; however, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2018
(Unaudited)

for financial liabilities measured at fair value. ASU 2016-01 also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance is effective for annual and interim periods beginning after December 15, 2017, and early adoption is not permitted for public business entities. The Company has evaluated the impact of ASU 2016-01 on its consolidated financial statements and disclosures and determined that the adoption of ASU 2016-01 has not had a material impact on its consolidated financial statements.

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

For investments for which Level 1 inputs, such as quoted prices, were not available at March 31, 2018, the investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at March 31, 2018 may differ materially from values that would have been used had a ready market for the securities existed.

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
For the period ended March 31, 2018
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

For discussion of the fair value measurement of the Company's borrowings, refer to Note 5.

The following table presents fair value measurements of investments, by major class, as of March 31, 2018, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset value (1)	Total
Senior Secured First Lien Debt	$—	$554,140	$1,346,829	—	$1,900,969
Senior Secured Second Lien Debt	—	61,618	175,706	—	237,324
Subordinated Debt	—	67,463	61,645	—	129,108
Collateralized Securities	—	—	161,934	—	161,934
Equity/Other	7,489	5,293	93,020	91,715	197,517
Total	$7,489	$688,514	$1,839,134	$91,715	$2,626,852
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
For the period ended March 31, 2018
(Unaudited)

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2018:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2017	$1,254,503	$203,881	$61,089	$160,195	$103,738	$1,783,406
Net change in unrealized appreciation (depreciation) on investments	6,338	(3,364)	(549)	29,996	(6,750)	25,671
Purchases and other adjustments to cost	168,863	17,296	1,152	7,679	55	195,045
Sales and redemptions	(78,336)	(20,074)	—	(5,936)	(5,802)	(110,148)
Net realized gains (losses)	(8,450)	326	(47)	(30,000)	1,779	(36,392)
Transfers in	3,911	—	—	—	—	3,911
Transfers out	—	(22,359)	—	—	—	(22,359)
Balance as of March 31, 2018	$1,346,829	$175,706	$61,645	$161,934	$93,020	$1,839,134
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(3,057)	$(3,038)	$(549)	$29,995	$(4,094)	$19,257

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2018
(Unaudited)

For the three months ended March 31, 2018, there were no transfers out of Level 1 to Level 2. For the three months ended March 31, 2018, eight investments were transferred out of Level 2 to Level 3. For the three months ended March 31, 2018, eight investments were transferred out of Level 3 to Level 2. Transfers during the period were due to changes in management's assessment of liquidity in the underlying positions.

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

The composition of the Company’s investments as of March 31, 2018, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,982,847	$1,900,969	72.4%
Senior Secured Second Lien Debt	241,107	237,324	9.0
Subordinated Debt	131,037	129,108	4.9
Collateralized Securities	165,274	161,934	6.2
Equity/Other	171,235	197,517	7.5
Total	$2,691,500	$2,626,852	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2018
(Unaudited)

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

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of March 31, 2018. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$1,025,569	Yield Analysis	Market Yield	5.50%	25.00%	9.74%
Senior Secured First Lien Debt (b) (c)	$141,549	Waterfall Analysis	Discount Rate	15.00%	17.00%	N/A
Senior Secured Second Lien Debt (d)	$162,073	Yield Analysis	Market Yield	9.25%	19.11%	13.25%
Subordinated Debt (c) (e)	$37,192	Waterfall Analysis	Discount Rate	8.35%	8.55%	N/A
Subordinated Debt (c) (e)	$3,443	Yield Analysis	Market Yield	12.50%	14.60%	N/A
Collateralized Securities	$161,934	Discounted Cash Flow	Discount Rate	5.60%	30.50%	18.46%
Equity/Other (f)	$50,041	Waterfall Analysis	Discount Rate	8.50%	17.50%	10.68%
Equity/Other (f)	$25,413	Discounted Cash Flow	Discount Rate	5.49%	11.69%	11.58%
Equity/Other (f)	$1,708	Waterfall Analysis	EBITDA Multiple	1.40x	10.00x	6.66x
Equity/Other (f)	$48	Option Pricing Method	Volatility	30.00%	50.00%	40.00%
______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)
The remaining $179.7 million of senior secured first lien debt consisted of $114.9 million which were valued using a Scenario-Based analysis technique factoring in various unobservable inputs and $64.8 million which were valued based on their respective acquisition prices as the investments closed near year end.

(c)	Weighted average not applicable as this asset category contains one investment.

(d)	The remaining $13.6 million of senior secured second lien debt were valued based on their respective acquisition prices as the investments closed near year end.

(e)	The remaining $21.0 million of subordinated debt were valued using a Scenario-Based analysis technique factoring in various unobservable inputs.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2018
(Unaudited)

(f)
The remaining $15.6 million of equity/other investments were valued using the Current Method, factoring in various unobservable inputs and $0.2 million which were valued based on their respective acquisition prices as the investments closed near year end.

There were no significant changes in valuation approach or technique as of March 31, 2018.

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
For the period ended March 31, 2018
(Unaudited)

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.

As of March 31, 2018, the Company had four portfolio companies, which represented eight portfolio investments, on non-accrual status with a total principal amount of $142.7 million, amortized cost of $116.2 million, and fair value of $41.4 million which represented 4.5%, 4.3% and 1.6% of the investment portfolio's total principal, amortized cost and fair value, respectively. As of December 31, 2017, the Company had four portfolio companies, which represented eight portfolio investments, on non-accrual status with a total principal amount of $120.2 million, amortized cost of $97.6 million, and fair value of $21.0 million which represented 4.0%, 3.8% and 0.8% of the investment portfolio's total principal, amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.

Note 4 — Related Party Transactions and Arrangements

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement and for the investment advisory and management services provided thereunder, the Company pays the Adviser a base management fee and an incentive fee.

Base Management Fee

The base management fee is calculated at an annual rate of 1.5% of the Company’s average gross assets. The base management fee is payable quarterly in arrears. Average gross assets is calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. All or any part of the base management fee not taken as to any quarter may be deferred without interest and may be taken in such other quarter as the Adviser will determine within three years. The base management fee for any partial month or quarter is appropriately pro-rated.

As of March 31, 2018 and December 31, 2017, $10.0 million and $9.9 million was payable to the Adviser for base management fees, respectively.

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
For the period ended March 31, 2018
(Unaudited)

•
For any quarter in which our Pre-Incentive Fee Net Investment Income exceeds 2.1875% (8.75% annualized), the incentive fee on income shall equal 20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, as the Preferred Return and catch-up will have been achieved.

As of March 31, 2018 and December 31, 2017, $4.6 million and $4.6 million was payable to the Adviser for the incentive fee on income, respectively.

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

Administration Agreement

In connection with the closing of the Transaction, the Company terminated the previous administration agreement and entered into a new administration agreement with BSP on November 1, 2016. In connection with the New Administration Agreement, BSP provides the Company with office facilities and administrative services. As of March 31, 2018 and December 31, 2017, $0.1 million and $0.6 million was payable to BSP under the New Administration Agreement, respectively.

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
For the period ended March 31, 2018
(Unaudited)

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
For the period ended March 31, 2018
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

2020 Notes

On August 26, 2015, the Company entered into a Purchase Agreement with the initial purchasers, relating to the Company’s sale of $100.0 million aggregate principal amount of its 6.00% fixed rate senior notes due 2020 to the initial purchasers in a private placement in reliance on Section 4(a)(2) of the Securities Act and for initial resale by the initial purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act (the “2020 Notes”). The Company relied upon these exemptions from registration based in part on representations made by the initial purchasers. The Purchase Agreement includes customary representations, warranties and covenants by the Company. Under the terms of the Purchase Agreement, the Company has agreed to indemnify the initial purchasers against certain liabilities under the Securities Act. The 2020 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The net proceeds from the sale of the 2020 Notes was approximately $97.9 million, after deducting initial purchasers’ discounts and commissions of approximately $1.6 million payable by the Company and estimated offering expenses of approximately $0.5 million payable by the Company. The Company used the net proceeds to make investments in accordance with the Company’s investment objectives and for general corporate purposes.

The 2020 Notes were issued pursuant to the Indenture, dated as of August 31, 2015, between the Company and the Trustee. The 2020 Notes will mature on September 1, 2020, and may be redeemed in whole or in part at the Company’s option at any time, or from time to time, at the redemption prices set forth in the Indenture. The 2020 Notes bear interest at a rate of 6.00% per year payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2016. The 2020 Notes will be general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2020 Notes. The 2020 Notes will rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles or similar facilities, including credit facilities held by the Company’s wholly owned, special purpose financing subsidiaries.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2018
(Unaudited)

The Indenture contains certain covenants, including covenants requiring the Company to: (i) comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act as in effect immediately prior to the issuance of the 2020 Notes, whether or not the Company is subject to such provisions; (ii) provide financial information to the holders of the 2020 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended; and (iii) maintain total unencumbered assets, as defined in the Indenture, of at least 175% of the aggregate principal amount of all of the Company and the Company’s consolidated subsidiaries’ outstanding unsecured debt determined on a consolidated basis in accordance with U.S. GAAP. These covenants are subject to important limitations and exceptions that are described in the Indenture.

2022 Notes

On December 14, 2017, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Sandler O’Neill & Partners, L.P (the “Initial Purchaser”) relating to the Company's sale of $150.0 million aggregate principal amount of its 4.75% fixed rate notes due 2022 (the “2022 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to institutional accredited investors under Rule 501(a)(1), (2), (3) or (7) under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The Purchase Agreement also includes customary representations, warranties and covenants by the Company. Under the terms of the Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The 2022 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2022 Notes was approximately $147.0 million, after deducting an offering price discount of approximately $0.8 million, as well as Initial Purchaser’s discounts and commissions of approximately $1.7 million and estimated offering expenses of approximately $0.6 million, each payable by the Company. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives and for general corporate purposes.

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
For the period ended March 31, 2018
(Unaudited)

and also access to leverage, which is dependent on the price, credit quality and diversity of the pool of assets held within the account. The borrowing availability is recalculated daily based on changes to the assets, with margin calls issued in the morning as appropriate. The cost to borrow is 1 week LIBOR + 90 bps and there is no mandatory usage or period wherein the debt needs to be repaid.

As of March 31, 2018, the Company had borrowings of $71.2 million and additional borrowing capacity of $0.9 million under the JPMC PB Account.

The weighted average annualized interest cost for all borrowings for the three months ended March 31, 2018, and March 31, 2017 was 4.36% and 3.79%, respectively. The average daily debt outstanding for the three months ended March 31, 2018, and March 31, 2017 was $1,090.0 million and $926.7 million, respectively. The maximum debt outstanding for the three months ended March 31, 2018, and March 31, 2017 was $1,175.9 million and $945.6 million, respectively.

The following table represents borrowings as of March 31, 2018:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Balance Sheet
Wells Fargo Credit Facility	5/18/2022	$400,000	$266,052	$(5,944)	$260,108
Citi Credit Facility	5/28/2020	400,000	356,003	(1,708)	354,295
UBS Credit Facility	4/7/2018	232,500	232,500	(7)	232,493
2022 Notes	12/30/2022	150,000	149,216	(2,167)	147,049
2020 Notes	9/1/2020	100,000	99,236	(304)	98,932
JPMC PB Account	n/a	72,089	71,173	—	71,173
Totals		$1,354,589	$1,174,180	$(10,130)	$1,164,050

The following table represents borrowings as of December 31, 2017:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Balance Sheet
Wells Fargo Credit Facility	5/18/2022	$400,000	$188,051	$(6,299)	$181,752
Citi Credit Facility	5/28/2020	400,000	336,003	(1,902)	334,101
UBS Credit Facility	4/7/2018	232,500	232,500	(110)	232,390
2022 Notes	12/30/2022	150,000	149,175	(2,280)	146,895
2020 Notes	9/1/2020	100,000	99,158	(335)	98,823
JPMC PB Account	n/a	49,994	36,262	—	36,262
Totals		$1,332,494	$1,041,149	$(10,926)	$1,030,223

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2018
(Unaudited)

The following table represents interest and debt fees for the three months ended March 31, 2018:

	Three months ended March 31, 2018
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (3)	Other Fees (4)
Wells Fargo Credit Facility	(1)	(2)	$2,161	$355	$498
Citi Credit Facility	L+1.60%	0.50%	2,798	195	96
UBS Credit Facility	L+4.05%	n/a	3,372	103	25
2022 Notes	4.75%	n/a	1,822	112	4
2020 Notes	6.00%	n/a	1,578	31	—
JPMC PB Account	L+0.90%	n/a	300	—	—
Totals			$12,031	$796	$623

_________________
(1) Interest rate is priced at one month's LIBOR with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum, depending on the composition of the portfolio of loans owned.
(2) The non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the unused balance that exceeds 25%.
(3) Amortization of deferred financing costs.
(4) Includes non-usage fees, custody fees and trustee fees.

The following table represents interest and debt fees for the three months ended March 31, 2017:

	Three months ended March 31, 2017
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (3)	Other Fees (4)
Wells Fargo Credit Facility	(1)	(2)	$2,368	$212	$238
Citi Credit Facility	L+1.70%	0.50%	2,032	182	140
UBS Credit Facility	L+4.05%	n/a	2,931	102	23
2020 Notes	6.00%	n/a	1,578	31	7
JPMC PB Account	L+0.90%	n/a	6	—	—
Totals			$8,915	$527	$408
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

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature. The fair value of the Company's 2020 Notes and 2022 Notes are derived from market indications provided by Bloomberg Finance L.P. at March 31, 2018 and December 31, 2017, respectively.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2018
(Unaudited)

At March 31, 2018, the carrying amount of our secured borrowings approximated their fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2018 and December 31, 2017, our borrowings would be deemed to be Level 3, as defined in Note 3.

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below (amounts in thousands):

	Level	Carrying Amount at March 31, 2018	Fair Value at March 31, 2018
Wells Fargo Credit Facility	3	$266,052	$266,052
Citi Credit Facility	3	356,003	356,003
UBS Credit Facility	3	232,500	232,500
2022 Notes	3	149,216	150,899
2020 Notes	3	99,236	103,524
JPMC PB Account	3	71,173	71,173
		$1,174,180	$1,180,151

	Level	Carrying Amount at December 31, 2017	Fair Value at December 31, 2017
Wells Fargo Credit Facility	3	$188,051	$188,051
Citi Credit Facility	3	336,003	336,003
UBS Credit Facility	3	232,500	232,500
2022 Notes	3	149,175	148,811
2020 Notes	3	99,158	103,276
JPMC PB Account	3	36,262	36,262
		$1,041,149	$1,044,903

Note 6 — Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2018, the Company had unfunded commitments on delayed draw term loans of $28.1 million, unfunded commitments on revolver term loans of $21.5 million and unfunded equity capital commitments of $6.0 million. As of December 31, 2017, the Company had unfunded commitments on delayed draw term loans of $38.7 million, unfunded commitments on revolver term loans of $19.8 million and unfunded equity capital commitments of $6.0 million. The unfunded commitments are disclosed in the Company's consolidated schedule of investments. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.

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
For the period ended March 31, 2018
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

Note 8 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through March 31, 2018, the Company sold 197.0 million shares of common stock for gross proceeds of $2.1 billion, including the shares purchased by an affiliate of BSP and shares issued under the Company's DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company is no longer issuing new shares except for DRIP shares. As of March 31, 2018, the Company had repurchased 18.8 million shares of common stock through its share repurchase program for payments of $166.2 million.

The following table reflects the common stock activity for the three months ended March 31, 2018 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	1,223,362	10,167
Share Repurchases	(2,711,841)	(22,549)
	(1,488,479)	$(12,382)

The following table reflects the common stock activity for the year ended December 31, 2017 (dollars in thousands except share amounts):

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2018
(Unaudited)

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

On March 8, 2016, the Company's board of directors amended the Company's SRP. The Company intends to conduct tender offers on a semi-annual basis, instead of on a quarterly basis as was done previously. The Company intends to continue to limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% at each semi-annual tender offer. In addition, in the event of a stockholder’s death or disability, any repurchases of shares made in connection with a stockholder’s death or disability may be included within the overall limitation imposed on tender offers during the relevant redemption period, which provides that the Company may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period. The Company's four most recent tender offers were oversubscribed.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2018
(Unaudited)

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

Through March 31, 2018, the Company had repurchased an aggregate of 18.8 million shares of common stock for payments of $166.2 million. As of December 31, 2017, the Company had repurchased 16.0 million shares of common stock for payments of $143.6 million. Amounts include additional shares tendered for death and disability as permitted.

Note 10 — Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of March 31, 2018 and December 31, 2017.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three months ended March 31, 2018 and March 31, 2017.

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2018	2017
Basic and diluted
Net increase in net assets resulting from operations	$21,976	$19,367
Weighted average common shares outstanding	179,247,608	178,215,971
Net increase in net assets resulting from operations per share	$0.12	$0.11

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2018
(Unaudited)

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

From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO and Follow-on. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of March 31, 2018, the Company had accrued $9.8 million in stockholder distributions that were unpaid. As of December 31, 2017, the Company had accrued $9.9 million in stockholder distributions that were unpaid.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2018
(Unaudited)

The table below reflects the cash distributions per share that we have paid on our common stock since January 2016.

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2016:
January 31, 2016	February 3, 2016	$0.07	$8,922	$4,298	$13,220
February 28, 2016	March 1, 2016	0.07	7,014	5,333	12,347
March 31, 2016	April 1, 2016	0.07	7,363	5,718	13,081
April 30, 2016	May 2, 2016	0.07	12,708	(2)	12,706
May 31, 2016	June 2, 2016	0.07	7,582	5,539	13,121
June 30, 2016	July 1, 2016	0.07	7,438	5,304	12,742
July 31, 2016	August 1, 2016	0.07	7,789	5,421	13,210
August 31, 2016	September 1, 2016	0.07	7,908	5,351	13,259
September 30, 2016	October 3, 2016	0.07	7,745	5,127	12,872
October 31, 2016	November 1, 2016	0.07	8,067	5,273	13,340
November 30, 2016	December 1, 2016	0.07	7,947	5,073	13,020
December 31, 2016	January 3, 2017	0.07	8,311	5,205	13,516
			$98,794	$57,640	$156,434
2017:
January 31, 2017	February 3, 2017	$0.07	$7,983	$5,081	$13,064
February 28, 2017	March 1, 2017	0.07	7,250	4,612	11,862
March 31, 2017	April 3, 2017	0.07	8,135	5,060	13,195
April 30, 2017	May 1, 2017	0.07	7,942	4,881	12,823
May 31, 2017	June 1, 2017	0.07	8,270	4,995	13,265
June 30, 2017	July 3, 2017	0.07	8,064	4,813	12,877
July 31, 2017	August 3, 2017	0.06	6,307	3,692	9,999
August 31, 2017	September 1, 2017	0.06	6,223	3,622	9,845
September 30, 2017	October 2, 2017	0.05	6,060	3,477	9,537
October 31, 2017	November 1, 2017	0.06	6,303	3,574	9,877
November 30, 2017	December 1, 2017	0.05	6,140	3,443	9,583
December 31, 2017	January 2, 2018	0.06	6,388	3,535	9,923
			$85,065	$50,785	$135,850
2018:
January 31, 2018	February 1, 2018	0.06	$6,443	$3,503	$9,946
February 28, 2018	March 1, 2018	0.05	5,809	3,129	8,938
March 31, 2018	April 1, 2018	0.06	6,436	3,407	9,843
			$18,688	$10,039	$28,727

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
For the period ended March 31, 2018
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

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company's 2017, 2016, 2015 and 2014 federal tax returns remain subject to examination by the Internal Revenue Service.

As of March 31, 2018, the Company had a deferred tax asset of $1.6 million and a deferred tax liability of $(4.2) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.6 million. As of December 31, 2017, the Company had a deferred tax asset of $1.6 million and a deferred tax liability of $(3.6) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.6 million.

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

The Company has assessed that the reduction in the corporate tax rate did not have a significant impact on the Company’s net asset value. The Company will continue to assess the effects of the Tax Act on the deferred tax asset and liability balances and valuation allowances and continually assess the recoverability of their deferred tax assets based upon the weight of available evidence.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2018
(Unaudited)

Note 13 — Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2018 and March 31, 2017:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2018	2017
Per share data:
Net asset value, beginning of period	$8.30	$8.62

Results of operations (1) Net investment income	0.15	0.15
Net realized and unrealized gain (loss), net of deferred taxes	(0.03)	(0.04)
Net increase in net assets resulting from operations	0.12	0.11

Stockholder distributions (2) Distributions from net investment income	(0.16)	(0.21)
Net decrease in net assets resulting from stockholder distributions	(0.16)	(0.21)

Capital share transactions Issuance of common stock (3)	—	—
Repurchases of common stock	—	—
Net decrease in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$8.26	$8.52
Shares outstanding at end of period	178,245,519	178,750,498
Total return (4)	1.47%	1.32%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$1,475,064	$1,525,136
Ratio of net investment income to average net assets (6) (7)	8.09%	8.38%
Ratio of total expenses to average net assets (6) (7)	7.82%	6.50%
Portfolio turnover rate (5)	6.26%	7.23%

______________

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock mainly from the Company's DRIP.

(4)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Not annualized.

(6)	Ratios are annualized, except for incentive fees.

(7)	There were no offering costs during the period.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2018
(Unaudited)

Note 14 – Schedules of Investments and Advances to Affiliates

The following table presents the Schedule of Investments and Advances to Affiliates as of March 31, 2018:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2017	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at March 31, 2018
Control Investments
California Resources Development JV, LLC - Preferred Equity	Equity/Other	$1,457	$26,984	$—	$(2,134)	$—	$102	$24,952
Capstone Nutrition Common Stock (fka Integrity Nutraceuticals, Inc.) (4)	Equity/Other	—	—	—	—	—	—	—
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (4)	Senior Secured First Lien Debt	—	—	2,829	—	—	47	2,876
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (4)	Senior Secured First Lien Debt	—	4,096	—	—	—	(1,127)	2,969
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (4)	Senior Secured First Lien Debt	—	9,467	—	—	—	(2,605)	6,862
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (4)	Equity/Other	—	—	—	—	—	—	—
Kahala Ireland OpCo Designated Activity Company (3)	Senior Secured First Lien Debt	4,600	141,549	—	—	—	—	141,549
Kahala Ireland OpCo Designated Activity Company - Common Equity (3)	Equity/Other	—	11,709	—	—	—	(2,860)	8,849
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (3)	Equity/Other	—	3,250	—	—	—	—	3,250
Kahala US OpCo LLC - Class A Preferred Units (3)	Equity/Other	—	—	—	10	—	(10)	—
NexSteppe Inc. - Series C Preferred Stock Warrant	Equity/Other	—	—	—	—	—	—	—
NexSteppe Inc.	Senior Secured First Lien Debt	—	—	250	—	—	(250)	—
NexSteppe Inc.	Senior Secured First Lien Debt	—	—	—	—	—	—	—
NMFC Senior Loan Program I, LLC	Equity/Other	1,626	50,805	—	—	—	321	51,126
South Grand MM CLO I, LLC	Equity/Other	—	28,904	—	(19,800)	394	1,098	10,596
Park Ave RE Holdings, LLC - Common Shares (2)	Equity/Other	—	12,678	—	102	—	1,517	14,297
Park Ave RE Holdings, LLC - Preferred Shares (2)	Equity/Other	—	23,645	—	—	—	—	23,645
Park Ave RE Holdings, LLC (2)	Subordinated Debt	1,209	37,192	—	—	—	—	37,192
Total Control Investments		$8,892	$350,279	$3,079	$(21,822)	$394	$(3,767)	$328,163

Affiliate Investments
Answers Corporation - Common Equity	Equity/Other	$—	$14,231	$—	$—	$—	$(3,266)	10,965
Answers Corporation	Senior Secured First Lien Debt	54	2,916	5	(7)	—	(5)	2,909
Answers Corporation	Senior Secured Second Lien Debt	143	4,371	39	(12)	1	(39)	4,360

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2018
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2017	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at March 31, 2018
B&M CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	392	12,804	—	(592)	(1,857)	1,965	12,320
Basho Technologies, Inc. (7)	Senior Secured First Lien Debt	—	—	—	—	(6,484)	6,484	—
Basho Technologies, Inc. (7)	Senior Secured First Lien Debt	—	—	—	—	(2,550)	2,550	—
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant (7)	Equity/Other	—	—	—	—	(2,000)	2,000	—
CVP Cascade CLO, LTD. Subordinated Notes	Collateralized Securities	278	4,121	—	(334)	(5,500)	4,136	2,423
Figueroa CLO 2014-1, LTD. Subordinated Notes	Collateralized Securities	189	12,508	—	(342)	(4,000)	4,032	12,198
Danish CRJ LTD. - Common Equity	Equity/Other	—	605	—	—	—	(145)	460
MidOcean Credit CLO II, LLC Income Notes	Collateralized Securities	602	20,651	—	—	—	1,169	21,820
MidOcean Credit CLO III, LLC Subordinated Notes	Collateralized Securities	135	17,508	—	(698)	(3,300)	3,329	16,839
MidOcean Credit CLO IV, LLC Income Notes	Collateralized Securities	501	12,212	—	(223)	—	1,101	13,090
NewStar Arlington Senior Loan Program LLC Subordinated Notes	Collateralized Securities	1,340	25,439	—	(469)	—	466	25,436
NewStar Exeter Fund CLO – Debt	Collateralized Securities	287	8,660	40	—	—	(255)	8,445
NewStar Exeter Fund CLO – Equity	Collateralized Securities	(58)	13,089	—	(850)	(7,000)	5,832	11,071

OFSI Fund VI, Ltd. - Subordinated Note	Collateralized Securities	313	10,162	—	(777)	(1,000)	1,385	9,770
PennantPark Credit Opportunities Fund II, LP	Equity/Other	253	10,136	—	—	—	31	10,167
Related Fee Agreements (5)	Collateralized Securities	(50)	3,917	—	(710)	(343)	635	3,499
Silver Spring CLO, Ltd. Subordinated Notes	Collateralized Securities	217	10,363	—	(553)	(6,000)	4,692	8,502
Tax Defense Network, LLC	Senior Secured First Lien Debt	157	7,477	—	—	—	236	7,713
Tax Defense Network, LLC	Equity/Other	—	—	—	—	—	—	—
Tennenbaum Waterman Fund, L.P.	Equity/Other	350	10,427	—	—	—	3	10,430
THL Credit Greenway Fund II LLC	Equity/Other	749	11,373	—	(1,615)	—	(362)	9,396
Twenty Eighty, Inc. - Class A Common Equity	Equity/Other	—	—	—	—	—	—	—
Twenty Eighty, Inc.	Senior Secured First Lien Debt	274	4,719	213	—	—	1,297	6,229
Twenty Eighty, Inc.	Senior Secured First Lien Debt	113	2,853	53	(36)	5	12	2,887
Twenty Eighty, Inc.	Senior Secured First Lien Debt	262	3,739	259	—	—	1,764	5,762
WhiteHorse VIII, Ltd. CLO Subordinated Notes	Collateralized Securities	72	8,761	—	(389)	(1,000)	1,523	8,895
World Business Lenders, LLC - Preferred Stock	Equity/Other	—	3,759	—	—	—	—	3,759

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2018
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2017	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at March 31, 2018
Total Affiliate Investments		$6,573	$236,801	$609	$(7,607)	$(41,028)	$40,570	$229,345
Total Control & Affiliate Investments		$15,465	$587,080	$3,688	$(29,429)	$(40,634)	$36,803	$557,508
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
**     Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category. During the period the cost basis for certain CLO positions was reduced due to the realization of an other than temporary impairment amounts realized were reserved against fair value in prior periods.

(1)	The principal amount and ownership detail are shown in the consolidated schedules of investments.

(2)	This investment was not deemed significant under Regulation S-X as of March 31, 2018.

(3)	This investment was not deemed significant under Regulation S-X as of March 31, 2018.

(4)	This investment was not deemed significant under Regulation S-X as of March 31, 2018.

(5)	Not all Related Fee Agreements shown on the consolidated schedules of investments are Affiliated Investments.

(6)	Gross of deferred taxes in the amount of $0.5 million.

(7)	Investment no longer held as of March 31, 2018.

Dividends and interest for the three months ended March 31, 2018 and March 31, 2017 attributable to Controlled and Affiliated investments no longer held as of March 31, 2018 and March 31, 2017 was $0.0 and $0.05 million, respectively.

Realized gain (loss) for the three months ended March 31, 2018 and March 31, 2017 attributable to Controlled Affiliated investments no longer held as of March 31, 2018 and March 31, 2017 was $0.01 million and $0.9 million, respectively.

Change in unrealized gain (loss) for the three months ended March 31, 2018 and March 31, 2017 attributable to Controlled and Affiliated investments no longer held as of March 31, 2018 and March 31, 2017 was $(0.01) million and $(0.9) million, respectively.

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
For the period ended March 31, 2018
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
For the period ended March 31, 2018
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
For the period ended March 31, 2018
(Unaudited)

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

(3)
For the year ended December 31, 2017, the Company had determined that it must include audited financial statements of Kahala Ireland Opco Designated Activity Company because it was a controlled investment and was required to do so under SEC Rule 3-09. The audited financial statements were attached as Exhibit 99.1 in the Company's 2017 Form 10-K.

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

Asset Purchase Agreement

On April 3, 2018, Benefit Street Partners L.L.C. (“BSP”), through an affiliate, entered into an Asset Purchase Agreement (the “APA”) with Triangle Capital Corporation (“Triangle”) under which certain funds advised by BSP will acquire Triangle’s Investment Portfolio (the “Triangle Portfolio”) for $981.2 million in cash, as adjusted in accordance with the terms of the APA (the “Triangle Transaction”). Our Adviser is an affiliate of BSP, and we intend to participate in the Triangle Transaction by purchasing a portion of the Triangle Portfolio. The final allocation of the assets in the Triangle Portfolio among the Company and the other funds advised by BSP will be determined prior to the closing of the Triangle Transaction in accordance with BSP’s allocation policy. This allocation policy typically results in the Company receiving approximately 20-25% of the allocation of each BSP transaction in which the Company participates. However, the final allocation of the investments in the Triangle Portfolio by BSP will be based on a number of factors, including, among others, our available capital at the time of allocation, changes in the composition of the Triangle Portfolio between the signing of the APA and the closing of the Triangle Transaction, the suitability of the investments in Triangle’s Portfolio for the Company as compared to the other funds managed by BSP, regulatory guidance (if any) regarding the allocation of certain Triangle Portfolio assets between funds managed by BSP and changes in the relative size of the funds managed by BSP. Subject to certain required approvals, including stockholder approval, and closing conditions, as described below, the parties anticipate that the Triangle Transaction will close in June or July of 2018.
The APA contains customary representations, warranties and covenants, including covenants regarding the non-solicitation of competing offers from third parties. The obligations of the parties to complete the Triangle Transaction are subject to certain customary conditions, including: (a) the approval by Triangle’s stockholders of the APA and the matters that are conditions to closing of the APA; (b) the approval by Triangle’s stockholders of the matters to be voted upon by them that are conditions to

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2018
(Unaudited)

closing under the Stock Purchase and Transaction Agreement (the “SPA”) by and between Triangle and Barings LLC; (c) no law, injunction, order, decree entered by a governmental entity is in effect preventing or prohibiting the transactions contemplated by the APA; (d) if applicable, the expiration or termination of all waiting periods (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (e) the absence of a pending suit or proceeding by a governmental entity that has a reasonable likelihood of success (i) challenging the Triangle Transaction, seeking to restrain or prohibit the consummation of the Triangle Transaction or seeking to obtain from Triangle or BSP any damages that are material in relation to Triangle and its subsidiaries taken as a whole, or (ii) seeking to prohibit BSP or any of its subsidiaries from effectively controlling in any material respect the business or operations of Triangle and its subsidiaries.

Triangle and BSP have the right to terminate the APA under certain circumstances, including (a) by mutual written agreement of each party; or (b) by either Triangle or BSP if: (i) any governmental entity that must grant regulatory approval has issued an order, decree or ruling or taken any other action, in each case permanently restraining, enjoining or otherwise prohibiting any of the transactions contemplated by the APA and such order, decree, ruling or other action has become final and nonappealable; (ii) the Triangle Transaction has not closed on or prior to October 5, 2018; (iii) Triangle’s stockholders do not approve the APA and the matters that are conditions to closing under the SPA; or (iv) there is a material breach of any covenants, agreements, representations or warranties by the other party that is not cured prior to the date of the closing of the Triangle Transaction.

Amendments to Wells Fargo Credit Facility
On April 3, 2018, the Company, through a wholly-owned, consolidated special purpose financing subsidiary Funding I, entered into an amendment to its revolving credit facility with BDCA, as the servicer, Wells Fargo Bank, National Association, as the administrative agent, and U.S. Bank as collateral agent, account bank and collateral custodian (the “Wells Fargo Credit Facility”), to, among other things, increase the aggregate amount of principal under the Wells Fargo Credit Facility from $400.0 million to $500.0 million.
On May 9, 2018, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into another amendment to its revolving credit facility with BDCA, as the servicer, Wells Fargo Bank, National Association, as the administrative agent, and U.S. Bank as collateral agent, account bank and collateral custodian, to, among other things, extend the maturity date to May 9, 2023.

Maturity of UBS Credit Facility
On April 6, 2018, BDCA borrowed $90.6 million under Wells Fargo Credit Facility and used such proceeds, together with cash on hand, to repay at maturity the debt financing facility that it had entered into with UBS AG, London Branch through a wholly-owned special-purpose, bankruptcy-remote subsidiary, BDCA Helvetica Funding, Ltd.

JPMC PB Account Closure

On May 8, 2018 the Company fully repaid its borrowings under the JPMC PB Account and closed the account.
DRIP Sales

From April 1, 2018 through the filing of this Form 10-Q, the Company has issued 0.8 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $6.7 million.

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

In addition, words such as "anticipate," "believe," "expect" and "intend" indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.

You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligations to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues of less than $1 billion, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of March 31, 2018, 81.4% of our portfolio was invested in senior secured loans.

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

Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At March 31, 2018:
Investment Portfolio	$2,626.9
Net Assets attributable to Business Development Corporation of America	1,472.6
Debt (net of deferred financing costs)	1,164.1
Net Asset Value per share	8.26

Portfolio Activity for the Three Months Ended March 31, 2018:
Cost of investments purchased during period, including PIK	285.8
Sales, repayments and other exits during the period	160.6
Number of portfolio companies at end of period	168

Operating results for the Three Months Ended March 31, 2018:
Net investment income per share	0.15
Distributions declared per share	(0.16)
Net increase in net assets resulting from operations per share	0.12
Net investment income	26.2
Net realized and unrealized gain (loss) net of deferred taxes	(4.2)
Net increase in net assets resulting from operations	22.0

Portfolio and Investment Activity

During the three months ended March 31, 2018, we made $284.4 million of investments in new and existing portfolio companies and had $160.6 million in aggregate amount of exits and repayments, resulting in net investments of $123.8 million for the period. The portfolio composition by loan market consisted of 74.6% Middle Market (1), 11.7% Large Corporate (2), and 13.7% Other (3) investments. In addition, the total portfolio of debt investments at fair value consisted of 91.5% bearing variable interest rates and 8.5% bearing fixed interest rates.
______________

(1) Middle market represents companies with annual revenues of less than $1 billion.
(2) Large corporate represents companies with annual revenues exceeding $1 billion.
(3) Other represents collateralized securities and equity investments.

Our portfolio composition, based on fair value at March 31, 2018 was as follows:

	March 31, 2018
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	72.4%	8.6%
Senior Secured Second Lien Debt	9.0	10.3
Subordinated Debt	4.9	10.6
Collateralized Securities (2)	6.2	8.3
Equity/Other	7.5	N/A
Total	100.0%	9.2%
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

The weighted average risk ratings of our investments based on fair value was 2.33 and 2.32 as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, we had four portfolio companies, which represented eight portfolio investments, on non-accrual status with a total principal amount of $142.7 million, amortized cost of $116.2 million, and fair value of $41.4 million, which represented 4.5%, 4.3% and 1.6% of the investment portfolio's total principal, amortized cost and fair value, respectively. As of December 31, 2017, we had four portfolio companies, which represented eight portfolio investments, on non-accrual status with a total principal amount of $120.2 million, amortized cost of $97.6 million, and fair value of $21.0 million which represented 4.0%, 3.8% and 0.8% of the investment portfolio's total principal, amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding our non-accrual policy.

RESULTS OF OPERATIONS

Operating results for the three months ended March 31, 2018 and March 31, 2017 was as follows (dollars in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2018	2017
Total investment income	$58,504	$56,672
Total expenses	32,085	29,264
Income tax expense, including excise tax	270	635
Net investment loss attributable to non-controlling interests	(5)	3
Net investment income	$26,154	$26,770

 Investment Income

For the three months ended March 31, 2018, total investment income was $58.5 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.6 billion and a weighted average current yield of 9.2%. Included within total investment income was $1.4 million of fee income for the three months ended March 31, 2018. Fee income consists primarily of prepayment and amendment fees. For the three months ended March 31, 2017, total investment income was $56.7 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 9.6%. Included within total investment income was $1.4 million of fee income for the three months ended March 31, 2017. Fee income consists primarily of prepayment and amendment fees.

Operating Expenses

The composition of our operating expenses for the three months ended March 31, 2018 and March 31, 2017 was as follows (dollars in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2018	2017
Management fees	$9,955	$9,538
Incentive fee on income	4,611	6,367
Interest and debt fees	13,450	9,850
Professional fees	1,132	1,480
Other general and administrative	2,464	1,625
Administrative services	199	203
Insurance	1	6
Directors' fees	273	195
Total operating expenses	$32,085	$29,264

For the three months ended March 31, 2018, we incurred $10.0 million of management fees, of which the Adviser did not waive any such fees. For the three months ended March 31, 2018, we incurred $4.6 million of incentive fees on income, of which the Adviser did not waive any such fees. For the three months ended March 31, 2017, we incurred $9.5 million of management fees, of which the Adviser did not waive any such fees. For the three months ended March 31, 2017, we incurred $6.4 million of incentive fees on income, of which the Adviser did not waive any such fees.

For the three months ended March 31, 2018 and March 31, 2017, we incurred interest and debt fees of $13.5 million and $9.9 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, trustee fees, amortization of deferred financing costs and amortization of discount if applicable related to the Wells Fargo Credit Facility, Citi Credit Facility, UBS Credit Facility, 2022 Notes, 2020 Notes and the JPMC PB Account. The increase in debt fees for the three months ended March 31, 2018 as compared to the same period in 2017 is a result of the issuance of the 2022 Notes, an increase in average debt outstanding under the Company's credit facilities and an increase in LIBOR rates.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments and foreign currency transactions

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, net of deferred taxes for the three months ended March 31, 2018 and March 31, 2017 were as follows (dollars in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2018	2017
Net realized gain (loss)
Control investments	$394	$—
Affiliate investments	(41,028)	970
Non-affiliate investments	6,199	(11,741)
Net realized gain on foreign currency transactions	26	—
Total net realized loss	(34,409)	(10,771)
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	(4,309)	(5,950)
Affiliate investments	40,570	745
Non-affiliate investments	(6,345)	8,781
Total net change in unrealized appreciation on investments, net of deferred taxes	29,916	3,576
Net change in unrealized (appreciation) depreciation attributable to non-controlling interests	315	(208)
Net realized and unrealized loss	$(4,178)	$(7,403)

Net realized and unrealized loss on investments and foreign currency transactions, net of deferred taxes, resulted in a net loss of $(4.2) million for the three months ended March 31, 2018 compared to a net loss of $(7.4) million for the same period in 2017. We look at net realized gains (losses) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.

The net realized and unrealized loss for the three months ended March 31, 2018 was the result of approximately $30.0 million of realized loss on CLOs as a result of the Company's assessment for other than temporary impairment ("OTTI") in accordance with ASC 325-40. As this OTTI was previously reserved for as part of unrealized depreciation on CLOs, the movement between unrealized and realized gain(loss) during the period relates to the approximately $30.0 million realization and the offsetting reversal of approximately $30.0 million of previously reported unrealized depreciation of approximately $30.0 million. The remaining loss was driven by unrealized depreciation on investments.

Changes in Net Assets from Operations

For the three months ended March 31, 2018, we recorded a net increase in net assets resulting from operations of $22.0 million versus a net increase in net assets resulting from operations of $19.4 million for the three months ended March 31, 2017. The increase is primarily attributable to an increase in investment income. Based on the weighted average shares of common stock outstanding for the periods ended March 31, 2018 and 2017, respectively, our per share net increase in net assets resulting from operations was $0.12 for the three months ended March 31, 2018, versus a net increase in net assets resulting from operations of $0.11 for the three months ended March 31, 2017.

Cash Flows

For the three months ended March 31, 2018, net cash used in operating activities was $117.1 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments. The decrease in cash flows used in operating activities for the three months ended March 31, 2018 was primarily the result of purchases of investments of $284.4 million, offset by sales and repayments of investments of $160.6 million.

Net cash provided by financing activities of $91.8 million during the three months ended March 31, 2018 primarily related to net proceeds from the Wells Fargo Credit Facility, Citi Credit Facility, and the JPMC PB Account of $132.9 million partially offset by net repurchases of common stock of $22.2 million and payments of stockholder distributions of $18.6 million.

For the three months ended March 31, 2017, net cash used in operating activities was $12.9 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Net cash used in operating activities was primarily a result of purchases of investments of $171.2 million as well as an increase in receivable for unsettled trades of $27.7 million and a decrease in payable for unsettled trades of $47.3 million, partially offset by sales and repayments of investments of $202.8 million.

Net cash provided by financing activities of $49.1 million during the three months ended March 31, 2017 primarily related to net repurchases of common stock of $57.6 million and payments of stockholder distributions of $23.5 million, partially offset by proceeds from the Wells Fargo Credit Facility, Citi Credit Facility, UBS Credit Facility and the JPMC PB Account of $31.9 million.

Recent Developments

Asset Purchase Agreement

On April 3, 2018, Benefit Street Partners L.L.C. (“BSP”), through an affiliate, entered into an Asset Purchase Agreement (the “APA”) with Triangle Capital Corporation (“Triangle”) under which certain funds advised by BSP will acquire Triangle’s Investment Portfolio (the “Triangle Portfolio”) for $981.2 million in cash, as adjusted in accordance with the terms of the APA (the “Triangle Transaction”). Our Adviser is an affiliate of BSP, and we intend to participate in the Triangle Transaction by purchasing a portion of the Triangle Portfolio. The final allocation of the assets in the Triangle Portfolio among BDCA and the other funds advised by BSP will be determined prior to the closing of the Triangle Transaction in accordance with BSP’s allocation policy. This allocation policy typically results in BDCA receiving approximately 20-25% of the allocation of each BSP transaction in which BDCA participates. However, the final allocation of the investments in the Triangle Portfolio by BSP will be based on a number of factors, including, among others, our available capital at the time of allocation, changes in the composition of the Triangle Portfolio between the signing of the APA and the closing of the Triangle Transaction, the suitability of the investments in Triangle’s Portfolio for BDCA as compared to the other funds managed by BSP, regulatory guidance (if any) regarding the allocation of certain Triangle Portfolio assets between funds managed by BSP and changes in the relative size of the funds managed by BSP. Subject to certain required approvals, including stockholder approval, and closing conditions, as described below, the parties anticipate that the Triangle Transaction will close in June or July of 2018.
The APA contains customary representations, warranties and covenants, including covenants regarding the non-solicitation of competing offers from third parties. The obligations of the parties to complete the Triangle Transaction are subject to certain customary conditions, including: (a) the approval by Triangle’s stockholders of the APA and the matters that are conditions to closing of the APA; (b) the approval by Triangle’s stockholders of the matters to be voted upon by them that are conditions to closing under the Stock Purchase and Transaction Agreement (the “SPA”) by and between Triangle and Barings LLC; (c) no law, injunction, order, decree entered by a governmental entity is in effect preventing or prohibiting the transactions contemplated by the APA; (d) if applicable, the expiration or termination of all waiting periods (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (e) the absence of a pending suit or proceeding by a governmental entity that has a reasonable likelihood of success (i) challenging the Triangle Transaction, seeking to restrain or prohibit the consummation of the Triangle Transaction or seeking to obtain from Triangle or BSP any damages that are material in relation to Triangle and its subsidiaries taken as a whole, or (ii) seeking to prohibit BSP or any of its subsidiaries from effectively controlling in any material respect the business or operations of Triangle and its subsidiaries.

Triangle and BSP have the right to terminate the APA under certain circumstances, including (a) by mutual written agreement of each party; or (b) by either Triangle or BSP if: (i) any governmental entity that must grant regulatory approval has issued an order, decree or ruling or taken any other action, in each case permanently restraining, enjoining or otherwise prohibiting any of the transactions contemplated by the APA and such order, decree, ruling or other action has become final and nonappealable; (ii) the Triangle Transaction has not closed on or prior to October 5, 2018; (iii) Triangle’s stockholders do not approve the APA and the matters that are conditions to closing under the SPA; or (iv) there is a material breach of any covenants, agreements, representations or warranties by the other party that is not cured prior to the date of the closing of the Triangle Transaction.

Amendments to Wells Fargo Credit Facility
On April 3, 2018, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into an amendment to its revolving credit facility with the Company, as the servicer, Wells Fargo Bank, National Association, as the administrative agent, and U.S. Bank as collateral agent, account bank and collateral custodian (the “Wells Fargo Credit Facility”), to, among other things, increase the aggregate amount of principal under the Wells Fargo Credit Facility from $400.0 million to $500.0 million.

On May 9, 2018, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into another amendment to its revolving credit facility with the Company, as the servicer, Wells Fargo Bank, National Association, as the administrative agent, and U.S. Bank as collateral agent, account bank and collateral custodian, to, among other things, extend the maturity date to May 9, 2023.

Maturity of UBS Credit Facility
On April 6, 2018, BDCA borrowed $90.6 million under Wells Fargo Credit Facility and used such proceeds, together with cash on hand, to repay at maturity the debt financing facility that it had entered into with UBS AG, London Branch through a wholly-owned special-purpose, bankruptcy-remote subsidiary, BDCA Helvetica Funding, Ltd.
JPMC PB Account Closure

On May 8, 2018 the Company fully repaid its borrowings under the JPMC PB Account and closed the account.
Distribution Reinvestment Plan (“DRIP”) Sales

From April 1, 2018 through the filing of this Form 10-Q, we issued 0.8 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $6.7 million.

Liquidity and Capital Resources

We generate cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of March 31, 2018, we had issued 197.0 million shares of our common stock for gross proceeds of $2.1 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP.

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

From time to time, we may also pay interim distributions at the discretion of our board of directors. Our distributions may exceed our earnings, and as a result, a portion of the distributions we make may represent a return of capital for tax purposes.

The table below shows the components of the distributions we have declared and/or paid during the three months ended March 31, 2018 and 2017 (dollars in thousands).

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2018	2017
Distributions declared	$28,727	$38,176
Distributions paid	$28,807	$38,442
Portion of distributions paid in cash	$18,640	$23,544
Portion of distributions paid in DRIP shares	$10,167	$14,898

As of March 31, 2018, we had $9.8 million of distributions accrued and unpaid. As of December 31, 2017, we had $9.9 million of distributions accrued and unpaid.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the three months ended March 31, 2018 and 2017, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2018 will be reported to stockholders shortly after the end of the calendar year 2018 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.

The following table sets forth the distributions made during the three months ended March 31, 2018 and 2017 (dollars in thousands):

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2018	2017
Monthly distributions	$28,727	$38,176
Total distributions	$28,727	$38,176

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

Borrowings

We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. The Company is continually exploring additional forms of alternative debt financing, which could include new or expanded credit facilities or the issuance of debt securities. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with Wells Fargo, Citi, JP Morgan Securities LLC and UBS and have sold $250.0 million in aggregate principal of unsecured notes.

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
2020 Notes
On August 26, 2015, the Company entered into a Purchase Agreement relating to the Company’s sale of $100.0 million aggregate principal amount of its 6.00% fixed rate senior notes due September 1, 2020 (the “2020 Notes”). The 2020 Notes are subject to customary indemnification provisions and representations, warranties and covenants. The net proceeds from the sale of the 2020 Notes were approximately $97.9 million. The 2020 Notes bear interest at a rate of 6.00% per year payable semi-annually.
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
JP Morgan Securities LLC Prime Brokerage Account
On January 20, 2017, the Company entered into a prime brokerage account agreement with JP Morgan Securities LLC (the “JPMC PB Account”). The JPMC PB Account provides a full suite of services around the custody of bonds and equities and also access to leverage, which is dependent on the price, credit quality and diversity of the pool of assets held within the account. The borrowing availability is recalculated daily based on changes to the assets, with margin calls issued in the morning as appropriate. The cost to borrow is 1 week LIBOR + 90 bps and there is no mandatory usage or period wherein the debt needs to be repaid. As of March 31, 2018, the Company had borrowings of $71.2 million and additional borrowing capacity of $0.9 million under the JPMC PB Account.

See Note 5 to our consolidated financial statements contained in this Quarterly Report on Form 10-Q for a more detailed discussion of our borrowings.

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at March 31, 2018 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$266,052	$—	$—	$266,052	$—
Citi Credit Facility (2)	356,003	—	356,003	—	—
UBS Credit Facility (3)	232,500	232,500	—	—	—
2022 Notes (4)	149,216	—	—	149,216	—
2020 Notes (5)	99,236	—	99,236	—	—
JPMC PB Account (6)	71,173	—	—	—	71,173
Total contractual obligations	$1,174,180	$232,500	$455,239	$415,268	$71,173
______________

(1)	As of March 31, 2018, we had $133.9 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.

(2)	As of March 31, 2018, we had $44.0 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.

(3)	As of March 31, 2018, we had no unused borrowing capacity under the UBS Credit Facility, subject to borrowing base limits.

(4)	As of March 31, 2018, we had no unused borrowing capacity under the 2022 Notes.

(5)	As of March 31, 2018, we had no unused borrowing capacity under the 2020 Notes.

(6)	As of March 31, 2018, we had $0.9 million of unused borrowing capacity under the JPMC PB Account.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of March 31, 2018, we had unfunded commitments on delayed draw term loans of $28.1 million, unfunded commitments on revolver term loans of $21.5 million and unfunded equity capital commitments of $6.0 million. As of December 31, 2017, we had unfunded commitments on delayed draw term loans of $38.7 million, unfunded commitments on revolver term loans of $19.8 million and unfunded equity capital commitments of $6.0 million. The unfunded commitments are disclosed in our consolidated schedule of investments. We believe we maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.

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

The Company has a number of investments in Collateralized Securities. Interest income from investments in the “equity” class of these Collateralized Securities (in the Company's case, preferred shares or subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40-35, Beneficial Interests in Securitized Financial Assets ("ASC 325-40-35"). The Company monitors the expected cash inflows from its equity investments in Collateralized Securities, including the expected principal repayments. The effective yield is determined and updated quarterly. In accordance with ASC 325-40, investments in CLOs are periodically assessed for other-than-temporary impairment ("OTTI"). When the Company determines that a CLO has OTTI, the amortized cost basis of the CLO is written down as of the date of the determination based on events and information evaluated and that write-down is recognized as a realized loss.

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

As of March 31, 2018, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 2.38% and fixed rate debt, bearing a weighted average interest rate of 5.25% with a total carrying value of $1,164.0 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 100 basis points assuming that our current statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 100 Basis Points	(8.48)%
Base Interest Rate	—%
(+) 100 Basis Points	8.61%
(+) 200 Basis Points	17.23%

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2018, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, except as described below.

Risks Relating to the Triangle Transaction
The Triangle Transaction may not close, which may result in material adverse consequences to our business and operations.
             The Triangle Transaction is subject to closing conditions, including the receipt of approval from Triangle’s stockholders of the Triangle Transaction and a parallel transaction to sell the stock of Triangle to Barings LLC pursuant to the terms of the SPA, which if not satisfied or waived, will result in the Triangle Transaction not being completed. Triangle and BSP also have the right to terminate the APA under certain circumstances, including (a) by mutual written agreement of each party; or (b) by either Triangle or BSP if: (i) any governmental entity that must grant regulatory approval does not grant it; (ii) the Triangle Transaction has not closed on or prior to October 5, 2018; (iii) Triangle’s stockholders do not approve the APA and the matters that are conditions to closing under the SPA; or (iv) there is a material breach of any covenants, agreements, representations or warranties by the other party that is not cured prior to the date of the closing of the Triangle Transaction.
If the Triangle Transaction is not completed, we will not realize any of the benefits anticipated as a result of the Triangle Transaction. In addition, we may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Triangle Transaction.
We may be unable to realize the benefits anticipated by the Triangle Transaction, including estimated cost savings and synergies, or it may take longer than anticipated to achieve such benefits.
The realization of certain benefits anticipated as a result of the Triangle Transaction will depend in part on the integration of acquired portions of Triangle's investment portfolio with our investment portfolio, and the performance of the acquired assets. While management has undertaken a review of Triangle’s portfolio, there can be no assurance that the acquired portions of Triangle’s investment portfolio will perform profitably or integrated successfully into our investment portfolio in a timely fashion or at all. The dedication of management resources to overseeing and managing the additional assets may detract attention from tour day-to-day business and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects that will reduce the value of the acquired portfolio assets. Such effects, including but not limited to, incurring unexpected costs or delays in connection with such integration and failure of the acquired portions of Triangle’s investment portfolio to perform as expected, could have a material adverse effect on our financial results.  We also expect to achieve certain cost savings and economies of scale from the Triangle Transaction when we have fully integrated our investment portfolio with the acquired portion of Triangle’s investment portfolio. It is possible that the estimates of the potential cost savings and synergies could turn out to be incorrect. If the estimates turn out to be incorrect or we are not able to successfully combine our investment portfolio with the acquired portion of Triangle’s investment portfolio, the anticipated cost savings and synergies may not be fully realized or realized at all or may take longer to realize than expected.
Additionally, we do not know the ultimate allocation of assets from the Triangle Portfolio between us and other BSP advised and affiliated entities participating in the Triangle Transaction. The allocation will be made under the allocation policy of BSP and the funds it advises, and that the ultimate amount allocated to us will depend upon, among other things, refinancings and repayments between now and closing, regulatory guidance, if any, regarding the allocation of certain Triangle Portfolio assets between funds managed by BSP and changes in the relative size of the funds managed by BSP.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2018 through January 31, 2018	2,547,524	$8.31	2,547,524	—
February 1, 2018 through February 28, 2018	—	$—	—	—
March 1, 2018 through March 31, 2018	—	$—	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Amendment No. 11 to Wells Fargo Credit Agreement

On May 9, 2018, the Company, though Funding I, entered into an amendment (the “Amendment”) to the Wells Fargo Credit Facility with Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, and U.S. Bank National Association to, among other things, extend the maturity date of the Wells Fargo Credit Facility to May 9, 2023.

A copy of the Amendment is attached hereto as Exhibit 10.3 and is incorporated herein by reference. The description of the Amendment contained herein is qualified in its entirety by reference to the foregoing.

ITEM 6. EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

10.1
Asset Purchase Agreement, dated April 3, 2018, by and between Triangle Capital Corporation and BSP Asset Acquisition I, LLC (filed as exhibit (k)(33) to the Company’s Post-Effective Amendment No. 3 to its Registration Statement on Form N-2 (File No. 333-201619)).

10.2
Amendment No. 10 to Loan and Servicing Agreement, dated as of April 3, 2018 (as amended), by and among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, and U.S. Bank National Association (filed as exhibit (k)(34) to the Company’s Post-Effective Amendment No. 3 to its Registration Statement on Form N-2 (File No. 333-201619)).

10.3
Amendment No. 11 to Loan and Servicing Agreement, dated as of May 9, 2018, by and among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, and U.S. Bank National Association (filed herewith).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	May 10, 2018
/s/ Corinne D. Pankovcin Corinne D. Pankovcin	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 10, 2018