Form 10-Q
period 2018-06-30
Business Development Corp of America
filed 2018-08-14
CIK 1490927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of August 10, 2018 was 180,228,514

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(dollars in thousands except share and per share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $364,980 and $374,888, respectively)	$339,080	$350,279
Affiliate Investments, at fair value (amortized cost of $255,249 and $296,884, respectively)	234,340	236,801
Non-affiliate Investments, at fair value (amortized cost of $1,979,117 and $1,926,856, respectively)	1,950,223	1,916,443
Investments, at fair value (amortized cost of $2,599,346 and $2,598,628, respectively)	2,523,643	2,503,523
Cash and cash equivalents	107,616	99,822
Interest and dividends receivable	23,183	21,542
Receivable for unsettled trades	3,418	21,409
Prepaid expenses and other assets	1,866	6,218
Total assets	$2,659,726	$2,652,514

LIABILITIES
Debt (net of deferred financing costs of $13,345 and $10,926, respectively)	$1,049,558	$1,030,223
Stockholder distributions payable	9,587	9,923
Management fees payable	10,079	9,932
Incentive fee on income payable	4,931	4,558
Accounts payable and accrued expenses	13,811	11,137
Payable for unsettled trades	85,940	80,547
Interest and debt fees payable	11,509	11,611
Directors’ fees payable	68	67
Unrealized depreciation on forward currency exchange contracts	27	—
Total liabilities	$1,185,510	$1,157,998
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 shares authorized, 179,448,893 and 179,733,998 shares issued and outstanding, respectively	179	180
Additional paid in capital	1,750,384	1,752,793
Accumulated under distributed net investment income	27,693	33,469
Accumulated over distributed net realized losses	(228,053)	(197,348)
Net unrealized depreciation, net of deferred taxes	(78,473)	(97,399)
Total net assets attributable to Business Development Corporation of America	1,471,730	1,491,695
Net assets attributable to non-controlling interest	2,486	2,821
Total net assets	1,474,216	1,494,516
Total liabilities and net assets	$2,659,726	$2,652,514
Net asset value per share attributable to Business Development Corporation of America	$8.20	$8.30

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Investment income:
From control investments
Interest income	$5,874	$6,168	$11,683	$12,321
Dividend income	2,124	473	5,207	946
Fee and other income	20	—	20	—
Total investment income from control investments	8,018	6,641	16,910	13,267
From affiliate investments
Interest income	5,146	4,952	10,365	11,261
Dividend income	731	2,685	2,083	5,677
Fee and other income	3	3	5	3
Total investment income from affiliate investments	5,880	7,640	12,453	16,941
From non-affiliate investments
Interest income	43,431	38,098	84,784	76,993
Dividend income	112	551	225	931
Fee and other income	1,364	3,211	2,810	4,610
Total investment income from non-affiliate investments	44,907	41,860	87,819	82,534
Interest from cash and cash equivalents	117	120	245	190
Total investment income	58,922	56,261	117,427	112,932
Operating expenses:
Management fees	10,079	9,691	20,035	19,229
Incentive fee on income	4,931	4,948	9,542	11,314
Interest and debt fees	13,783	10,810	27,233	20,660
Professional fees	1,704	1,344	2,836	2,824
Other general and administrative	1,879	1,720	4,343	3,346
Administrative services	199	203	399	406
Insurance	1	2	3	8
Directors’ fees	261	214	533	409
Total expenses	32,837	28,932	64,924	58,196
Income tax expense, including excise tax	270	635	540	1,270
Net investment gain (loss) attributable to non-controlling interests	—	4	(4)	6
Net investment income	25,815	26,690	51,967	53,460
Realized and unrealized gain (loss):
Net realized gain (loss):
Control investments	(394)	—	—	—
Affiliate investments	239	(18,192)	(40,789)	(17,221)
Non-affiliate investments	3,867	(6,020)	10,067	(17,762)
Net realized gain (loss) on foreign currency transactions	(9)	—	17	—
Total net realized gain (loss)	3,703	(24,212)	(30,705)	(34,983)
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	2,238	755	(2,071)	(5,196)

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Affiliate investments	(1,396)	12,852	39,174	12,014
Non-affiliate investments	(12,136)	(1,275)	(18,481)	9,090
Total net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	(11,294)	12,332	18,622	15,908
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	16	(96)	331	(304)
Net change in unrealized depreciation from forward currency exchange contracts	(27)	—	(27)	—
Net realized and unrealized losses	(7,602)	(11,976)	(11,779)	(19,379)
Net increase in net assets resulting from operations	$18,213	$14,714	$40,188	$34,081
Per share information - basic and diluted
Net investment income	$0.14	$0.15	$0.29	$0.30
Net increase in net assets resulting from operations	$0.10	$0.08	$0.22	$0.19
Weighted average shares outstanding	179,033,251	179,880,734	179,139,837	179,052,951

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(dollars in thousands except share and per share data)

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Operations:
Net investment income	$51,967	$53,460
Net realized loss from investments	(30,722)	(34,983)
Net realized gain on foreign currency transactions	17	—
Net change in unrealized appreciation on investments, net of deferred taxes	18,622	15,908
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	331	(304)
Net change in unrealized depreciation from forward currency exchange contracts	(27)	—
Net increase in net assets resulting from operations	40,188	34,081
Stockholder distributions:
Distributions	(57,743)	(77,086)
Net decrease in net assets from stockholder distributions	(57,743)	(77,086)
Capital share transactions:
Reinvestment of stockholder distributions	20,138	29,834
Repurchases of common stock	(22,548)	(868)
Net (decrease) increase in net assets from capital share transactions	(2,410)	28,966
Total decrease in net assets, before non-controlling interest	(19,965)	(14,039)
(Decrease) increase in non-controlling interest	(335)	310
Total decrease in net assets	(20,300)	(13,729)
Net assets at beginning of period	1,494,516	1,529,734
Net assets at end of period	$1,474,216	$1,516,005

Net asset value per common share attributable to Business Development Corporation of America	$8.20	$8.38
Common shares outstanding at end of period	179,448,893	180,493,481

Accumulated under distributed net investment income	$27,693	$25,319
Accumulated over distributed net realized losses	$(228,053)	$(164,144)

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Operating activities:
Net increase in net assets resulting from operations	$40,188	$34,081
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(2,855)	(3,564)
Net accretion of discount on investments	(4,201)	(4,136)
Amortization of deferred financing costs	1,573	1,132
Amortization of discount on unsecured notes	247	156
Sales and repayments of investments	533,806	481,737
Purchases of investments	(558,190)	(540,723)
Net realized loss from investments	30,722	34,983
Net realized gain on foreign currency transactions	(17)	—
Net unrealized appreciation on investments, gross of deferred taxes	(19,401)	(16,513)
Net unrealized depreciation from forward currency exchange contracts	27	—
(Increase) decrease in operating assets:
Interest and dividends receivable	(1,641)	1,770
Receivable for unsettled trades	17,991	(22,464)
Prepaid expenses and other assets	4,352	(519)
Increase (decrease) in operating liabilities:
Management fees payable	147	120
Incentive fee on income payable	373	1,811
Accounts payable and accrued expenses	2,674	3,196
Payable for unsettled trades	5,393	3,640
Interest and debt fees payable	(102)	(3,545)
Directors’ fees payable	1	(65)
Net cash provided by (used in) operating activities	51,087	(28,903)

Financing activities:
Repurchases of common stock	(22,548)	(58,504)
Proceeds from debt	491,298	93,004
Payments on debt	(469,791)	—
Payments of financing costs	(3,993)	(4,588)
Stockholder distributions	(37,941)	(47,891)
(Decrease) increase in non-controlling interest	(335)	310
Net cash used in financing activities	(43,310)	(17,669)

Net increase (decrease) in cash and cash equivalents	7,777	(46,572)
Effect of foreign currency exchange rates	17	—
Cash and cash equivalents, beginning of period	99,822	189,270
Cash and cash equivalents, end of period	$107,616	$142,698

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Supplemental information:
Interest paid during the period	$24,981	$22,638
Taxes, including excise tax, paid during the period	$—	$21
Distributions reinvested	$20,138	$29,834

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

June 30, 2018

(Unaudited)

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
Senior Secured First Lien Debt - 121.0% (b)
Abaco Systems Holding Corp. (c) (i)	Business Services	L+6.00% (8.33%), 12/7/2021	$23,577	$23,248	$23,066	1.6%
ABC Financial Intermediate, LLC (c) (j)	Media	L+4.25% (6.35%), 1/2/2025	7,720	7,684	7,720	0.5%
AccentCare, Inc. (c) (f) (i)	Health Care	L+4.50% (6.84%), 4/3/2024	21,551	21,344	21,335	1.4%
Adams Publishing Group, LLC (c) (i)	Media	L+7.00% (9.30%), 11/3/2020	14,463	14,360	14,463	1.0%
Adams Publishing Group, LLC (c) (i)	Media	L+7.00% (9.30%), 11/3/2020	4,099	4,099	4,099	0.3%
AHP Health Partners, Inc.	Health Care	9.75%, 7/15/2026	6,589	6,499	6,589	0.4%
Aleris International, Inc. (j)	Metals & Mining	L+4.75% (6.86%), 2/27/2023	18,386	18,225	18,208	1.2%
Alvogen Pharma US, Inc. (j)	Health Care	L+4.75% (6.84%), 4/1/2022	13,857	13,765	13,866	0.9%
American Greetings Corporation (c) (j)	Consumer Products	L+4.50% (6.59%), 4/5/2024	1,764	1,729	1,729	0.1%
AMI Entertainment Network, LLC (c) (f) (i)	Hotels, Restaurants & Leisure	L+6.00% (8.33%), 7/21/2022	14,447	14,212	14,205	1.0%
AP Gaming I, LLC (i) (j)	Gaming/Lodging	L+4.25% (6.34%), 2/15/2024	33,423	33,361	33,604	2.3%
AP NMT Acquisition B.V. (a) (j)	Media	L+5.75% (8.09%), 8/13/2021	6,603	6,620	6,588	0.4%
AqGen Ascensus Inc. (j)	Technology	L+3.50% (5.59%), 12/3/2022	24,514	24,507	24,484	1.7%
Ardent Legacy Acquisitions, Inc. (i)	Health Care	L+4.50% (6.60%), 6/16/2025	18,983	18,793	18,888	1.3%
Avantor Performance Materials, Inc.	Health Care	9.00%, 10/1/2025	10,000	10,334	10,077	0.7%
Avatar Purchaser, Inc. (c)	Business Services	L+7.50% (10.00%), 11/17/2025	11,716	11,392	11,391	0.8%
Avaya Holdings Corp. (a) (j)	Communications Equipment	L+4.25% (6.32%), 12/15/2024	26,515	26,277	26,531	1.8%
BCP Raptor, LLC (j)	Energy Equipment & Services	L+4.25% (6.42%), 6/24/2024	14,258	14,136	13,920	0.9%
BCP Renaissance, LLC (j)	Energy Equipment & Services	L+4.00% (6.36%), 10/31/2024	8,472	8,434	8,449	0.6%
BDS Solutions Group, LLC (c) (i) (m)	Business Services	L+8.75% (11.09%), 6/1/2021	31,756	31,335	31,438	2.1%
BDS Solutions Group, LLC (c)	Business Services	L+8.75% (11.09%), 6/1/2021	2,775	2,737	2,747	0.2%
Beaver-Visitec International Holdings, Inc. (c) (j)	Health Care	L+5.00% (7.09%), 8/21/2023	6,546	6,546	6,546	0.4%
Black Mountain Sand, LLC (c)	Energy Equipment & Services	L+9.00% (11.31%), 11/30/2021	13,050	12,883	12,879	0.9%
Black Mountain Sand, LLC (c) (f)	Energy Equipment & Services	L+9.00% (10.99%), 11/30/2021	9,788	9,602	9,660	0.7%
Blount International, Inc. (j)	Commercial Services & Supplies	L+4.25% (6.23%), 4/12/2023	12,469	12,441	12,523	0.8%
BMC Software Finance, Inc. (i)	Software	L+3.25% (5.15%), 6/28/2025	23,309	23,076	23,163	1.6%
Bomgar Corp. (c) (j)	Software	L+4.00% (6.33%), 4/17/2025	6,328	6,312	6,312	0.4%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

June 30, 2018

(Unaudited)

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
California Resources Corp. (a) (c) (j)	Metals & Mining	L+4.75% (6.84%), 12/31/2022	$12,259	$12,035	$12,492	0.8%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (l) (o) (t)	Food Products	L+12.50% (14.86%), 9/25/2020	22,002	16,406	3,080	0.2%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (l) (o) (t)	Food Products	L+12.50% (14.86%), 9/25/2020	50,847	33,647	7,119	0.5%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (l) (o) (t)	Food Products	L+12.50% (14.86%), 9/25/2020	3,044	2,829	2,983	0.2%
CareCentrix, Inc. (c) (j)	Health Care	L+4.50% (6.84%), 4/2/2025	9,727	9,680	9,678	0.7%
CCW, LLC (c) (i)	Hotels, Restaurants & Leisure	L+7.00% (9.13%), 3/21/2021	27,625	27,362	27,625	1.9%
CCW, LLC (c) (f)	Hotels, Restaurants & Leisure	L+7.00% (9.13%), 3/18/2021	1,600	1,600	1,600	0.1%
Chicken Soup for the Soul Publishing, LLC (c)	Media	L+6.25% (8.34%), 1/8/2019	27,386	27,350	24,236	1.6%
Chloe Ox Parent, LLC (c) (j)	Health Care Providers & Services	L+4.50% (6.83%), 12/23/2024	10,741	10,641	10,715	0.7%
Clarion Events, Ltd (a) (c) (j)	Business Services	L+5.00% (7.31%), 3/22/2025	10,550	10,339	10,254	0.7%
Clover Technologies Group, LLC (j)	Commercial Services & Supplies	L+4.50% (6.59%), 5/8/2020	13,250	13,210	12,190	0.8%
Cold Spring Brewing Company (c) (f) (i)	Food & Beverage	L+5.25% (7.32%), 5/15/2024	3,545	3,476	3,475	0.2%
Community Care Health Network, LLC (j)	Health Care	L+4.75% (6.92%), 2/16/2025	2,686	2,679	2,698	0.2%
CONSOL Energy Inc. (j)	Metals & Mining	L+6.00% (8.32%), 11/28/2022	3,224	3,167	3,302	0.2%
Contura Energy Inc. (a) (c) (j)	Energy Equipment & Services	L+5.00% (7.10%), 3/18/2024	7,388	7,328	7,373	0.5%
Corfin Industries LLC (c) (f) (i)	Industrials	L+6.50% (8.14%), 2/15/2024	8,615	8,453	8,451	0.6%
Cvent, Inc. (j)	Internet Software & Services	L+3.75% (5.84%), 11/29/2024	16,395	16,300	16,354	1.1%
Eagle Rx, LLC (c) (i)	Health Care Providers & Services	L+4.25% (6.23%), 8/15/2019	27,035	26,977	27,035	1.8%
Elo Touch Solutions, Inc (c) (j)	Technology	L+6.00% (8.13%), 10/31/2023	3,088	3,060	3,111	0.2%
Excelitas Technologies Corp. (j)	Electronic Equipment, Instruments & Components	L+3.50% (5.83%), 12/2/2024	9,950	9,927	9,944	0.7%
Frontier Communications (a) (j)	Diversified Telecommunication Services	L+3.75% (5.85%), 6/17/2024	5,527	5,457	5,456	0.4%
Genesys Telecommunications Laboratories, Inc. (j)	Diversified Telecommunication Services	L+3.50% (5.83%), 12/1/2023	18,966	18,745	18,942	1.3%
Green Energy Partners/Stonewall LLC (c) (j)	Utilities	L+5.50% (7.83%), 11/15/2021	1,015	1,013	1,007	0.1%
Green Energy Partners/Stonewall LLC (c) (j)	Utilities	L+5.50% (7.83%), 11/15/2021	1,344	1,341	1,334	0.1%
Greenwave Holdings, Inc. (c) (d) (l)	Internet Software & Services	13.00%, 7/8/2019	8,359	8,338	7,941	0.5%
GTCR Valor Companies, Inc. (j)	Internet Software & Services	L+3.25% (5.58%), 6/16/2023	9,539	9,518	9,510	0.6%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

June 30, 2018

(Unaudited)

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
Harrison Gypsum, LLC (c) (f)	Building Materials	L+7.00% (9.10%), 4/27/2024	$187	$185	$185	—%
Harrison Gypsum, LLC (c) (i)	Building Materials	L+7.00% (9.10%), 4/27/2024	6,703	6,638	6,636	0.5%
HC Group Holdings III, Inc. (j)	Health Care	L+3.75% (5.84%), 4/7/2022	14,705	14,517	14,724	1.0%
Hexion Inc.	Chemicals	10.38%, 2/1/2022	5,000	4,935	4,891	0.3%
Hexion Inc.	Chemicals	6.63%, 4/15/2020	5,000	4,560	4,685	0.3%
Hexion Inc.	Chemicals	10.00%, 4/15/2020	5,000	4,988	4,925	0.3%
ICR Operations, LLC (c) (i)	Business Services	L+5.50% (7.83%), 3/26/2025	13,636	13,373	13,363	0.9%
ICR Operations, LLC (c) (f)	Business Services	L+5.50% (7.83%), 3/26/2024	165	162	162	—%
Ideal Tridon Holdings, Inc. (c) (m)	Commercial Services & Supplies	L+6.50% (8.80%), 7/31/2023	23,790	23,387	23,435	1.6%
Ideal Tridon Holdings, Inc. (c) (f)	Commercial Services & Supplies	L+6.50% (8.80%), 7/31/2022	1,639	1,608	1,614	0.1%
Ideal Tridon Holdings, Inc. (c)	Commercial Services & Supplies	L+6.50% (8.53%), 7/31/2023	5,198	5,121	5,121	0.3%
Indivior Finance S.A.R.L. (a) (i)	Health Care	L+4.50% (6.85%), 12/18/2022	11,817	11,785	11,743	0.8%
InMotion Entertainment Group, LLC (c) (i)	Specialty Retail	L+7.25% (9.59%), 10/1/2021	12,962	12,925	12,962	0.9%
InMotion Entertainment Group, LLC (c) (f) (i)	Specialty Retail	L+7.75% (10.09%), 10/1/2021	318	318	318	—%
Intelsat S.A. (a) (j)	Diversified Telecommunication Services	L+4.50% (6.60%), 1/2/2024	665	665	689	—%
Intelsat S.A. (a) (j)	Diversified Telecommunication Services	L+4.50% (6.63%), 1/2/2024	2,211	2,211	2,279	0.2%
Internap Corporation (a) (c) (j)	Communications Equipment	L+5.75% (7.83%), 4/6/2022	11,940	11,923	11,940	0.8%
IPC Corp. (j)	Diversified Telecommunication Services	L+4.50% (6.86%), 8/6/2021	3,784	3,734	3,689	0.3%
Iridium Communications, Inc.	Diversified Telecommunication Services	10.25%, 4/15/2023	3,536	3,536	3,784	0.3%
K2 Pure Solutions NoCal, L.P. (c) (i)	Chemicals	L+6.00% (8.09%), 2/19/2021	6,400	6,355	6,400	0.4%
Kahala Ireland OpCo Designated Activity Company (a) (c) (l) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	141,549	141,549	141,549	9.6%
Kissner Milling Co. Ltd. (a) (c)	Chemicals	8.38%, 12/1/2022	21,199	21,502	21,725	1.5%
Lakeland Tours, LLC (c)	Diversified Consumer Services	L+4.00% (6.34%), 12/15/2024	5,619	5,606	5,612	0.4%
Lakeland Tours, LLC	Diversified Consumer Services	L+4.00% (6.34%), 12/15/2024	464	464	463	—%
Lightsquared LP (l)	Diversified Telecommunication Services	L+8.75% (11.07%), 12/7/2020	11,925	11,294	9,655	0.7%
Lionbridge Technologies, Inc. (c) (i)	Business Services	L+5.50% (7.59%), 2/28/2024	13,695	13,639	13,488	0.9%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

June 30, 2018

(Unaudited)

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
Loparex International Holding B.V. (c) (j)	Industrials	L+4.25% (6.58%), 4/11/2025	$2,003	$1,993	$2,004	0.1%
MCS Acquisition Corp. (c) (j)	Professional Services	L+4.75% (7.08%), 5/18/2024	14,225	14,172	13,727	0.9%
Medallion Midland Acquisition, L.P. (j)	Energy Equipment & Services	L+3.25% (5.34%), 11/13/2024	4,428	4,418	4,383	0.3%
Medical Depot Holdings, Inc. (c) (i)	Health Care	L+5.50% (7.83%), 1/3/2023	19,518	18,178	17,695	1.2%
Michael Baker International, LLC (c) (j)	Business Services	L+4.50% (6.59%), 11/21/2022	5,593	5,543	5,596	0.4%
Midwest Can Company, LLC (c) (i)	Energy Equipment & Services	L+6.75% (8.63%), 4/11/2024	4,692	4,647	4,645	0.3%
Midwest Can Company, LLC (c) (f)	Energy Equipment & Services	L+5.00% (7.38%), 4/11/2023	156	155	155	—%
MMM Holdings, LLC (c) (f) (i) (l)	Health Care	L+6.25% (8.59%), 3/14/2023	20,578	20,191	20,189	1.4%
Monitronics International, Inc. (j)	Diversified Consumer Services	L+5.50% (7.83%), 9/30/2022	10,124	10,151	9,643	0.7%
Montreign Operating Company, LLC (c) (j)	Hotels, Restaurants & Leisure	L+8.25% (10.34%), 1/24/2023	27,093	26,707	26,055	1.8%
Mood Media Corporation (c) (i)	Business Services	L+7.25% (9.58%), 6/28/2022	13,700	13,460	13,429	0.9%
Murray Energy Holdings Co. (j)	Energy Equipment & Services	L+7.25% (9.34%), 10/17/2022	9,277	9,116	8,725	0.6%
National Technical Systems, Inc. (c) (i)	Professional Services	L+6.25% (8.23%), 6/12/2021	16,469	16,389	15,481	1.0%
Navitas Midstream Midland Basin, LLC (c) (j)	Energy Equipment & Services	L+4.50% (6.58%), 12/13/2024	8,440	8,404	8,245	0.6%
New Star Metals, Inc. (c) (i) (l)	Business Services	L+6.00% (8.33%), 12/22/2021	24,267	23,884	24,024	1.6%
NexSteppe Inc. (c) (l) (o) (t)	Chemicals	12.00%, 9/30/2018	1,891	1,750	—	—%
NexSteppe Inc. (c) (l) (o) (t)	Chemicals	12.00%, 9/30/2018	12,740	10,453	—	—%
Noosa Acquirer, Inc. (c) (i)	Food Products	L+5.25% (7.34%), 11/21/2020	25,000	24,850	25,000	1.7%
NTM Acquisition Corp. (c) (i)	Media	L+6.25% (8.58%), 6/7/2022	18,186	18,022	18,095	1.2%
Office Depot, Inc. (a) (j)	Specialty Retail	L+7.00% (8.93%), 11/8/2022	8,674	8,519	8,869	0.6%
Optiv, Inc. (j)	Business Services	L+3.25% (5.31%), 2/1/2024	4,432	4,225	4,299	0.3%
Orchid Underwriters Agency, LLC (c) (i)	Insurance Broker	L+5.00% (7.33%), 3/17/2022	16,508	16,385	16,508	1.1%
Orchid Underwriters Agency, LLC (c) (f)	Insurance Broker	L+5.00% (7.33%), 3/17/2022	1,100	1,100	1,100	0.1%
ORG Chemical Holdings, LLC (c) (i)	Chemicals	L+5.75% (8.08%), 6/30/2022	27,682	27,240	26,785	1.8%
ORG GC Holdings, LLC (c) (i)	Business Services	L+6.00% (8.33%), 7/31/2022	25,485	25,173	25,103	1.7%
PeopLease Holdings, LLC (c) (i)	Commercial Services & Supplies	L+9.00% (11.34%), 2/26/2021	20,000	19,892	17,000	1.2%
PGX Holdings, Inc. (c) (j)	Transportation Infrastructure	L+5.25% (7.35%), 9/29/2020	12,365	12,327	11,994	0.8%
Premier Dental Services, Inc. (i) (j)	Health Care	L+4.50% (6.59%), 6/30/2023	32,852	32,622	32,893	2.2%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

June 30, 2018

(Unaudited)

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
Premier Global Services, Inc. (j)	Diversified Telecommunication Services	L+6.50% (8.86%), 12/8/2021	$9,100	$8,875	$8,770	0.6%
Pride Plating, Inc. (c) (i)	Aerospace & Defense	L+5.50% (7.83%), 6/13/2019	8,004	7,989	8,004	0.5%
PSKW, LLC (c) (i)	Health Care Providers & Services	L+4.25% (6.58%), 11/25/2021	1,506	1,498	1,506	0.1%
PSKW, LLC (c) (i)	Health Care Providers & Services	L+8.26% (10.56%), 11/25/2021	17,750	17,548	17,750	1.2%
PSKW, LLC (c) (i)	Health Care Providers & Services	L+8.26% (10.56%), 11/25/2021	1,972	1,939	1,972	0.1%
PSKW, LLC (c) (i)	Health Care Providers & Services	L+8.27% (10.60%), 11/25/2021	1,930	1,911	1,930	0.1%
PT Network, LLC (c) (i) (l)	Health Care	L+5.50% (7.84%), 11/30/2021	16,850	16,735	16,354	1.1%
PT Network, LLC (c) (f)	Health Care	L+5.50% (7.84%), 11/30/2021	658	658	639	—%
Pure Barre, LLC (c) (i)	Hotels, Restaurants & Leisure	L+8.25% (10.34%), 6/12/2020	25,629	25,454	25,245	1.7%
Pure Barre, LLC (c)	Hotels, Restaurants & Leisure	L+8.25% (10.23%), 6/12/2020	502	502	494	—%
Quorum Health Corporation (j)	Health Care	L+6.75% (8.84%), 4/29/2022	4,255	4,339	4,322	0.3%
Resco Products, Inc. (c) (i)	Metals & Mining	L+6.25% (8.34%), 3/7/2020	10,000	10,000	9,850	0.7%
Sage Automotive Holdings, Inc. (c) (j)	Auto Components	L+5.00% (7.09%), 11/8/2022	18,368	18,244	18,368	1.2%
SHO Holding II Corporation (c) (j)	Specialty Retail	L+5.00% (7.36%), 10/27/2022	9,720	9,659	8,651	0.6%
Skillsoft Corp. (j)	Technology	L+4.75% (6.73%), 4/28/2021	17,134	16,469	16,154	1.1%
Squan Holding Corp. (c)	Diversified Telecommunication Services	L+6.00% (8.34%), 10/10/2019	16,704	14,972	13,363	0.9%
SSH Group Holdings, Inc. (c) (i)	Diversified Consumer Services	L+5.00% (7.45%), 10/2/2024	6,058	6,003	6,058	0.4%
Steel City Media (c)	Media	P+3.50% (8.50%), 3/29/2020	37,956	37,955	37,576	2.5%
Stepstone Group LP (c) (i)	Financial Services	L+4.00% (5.97%), 3/27/2025	2,925	2,911	2,925	0.2%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (9.31%), 3/28/2023	8,454	8,294	8,330	0.6%
Subsea Global Solutions, LLC (c) (f)	Business Services	9.36%, 3/28/2023	67	67	66	—%
Tax Defense Network, LLC (c) (l) (p) (t)	Diversified Consumer Services	L+10.00% (12.34%), 8/27/2019	31,316	26,532	7,516	0.5%
Thoughtworks, Inc. (c) (f)	Business Services	L+4.00% (6.09%), 10/11/2024	1,189	1,183	1,189	0.1%
Thoughtworks, Inc. (c) (j)	Business Services	L+4.50% (6.38%), 10/12/2024	4,420	4,420	4,420	0.3%
Tillamook Country Smoker, LLC (c) (i)	Food Products	L+5.75% (8.08%), 5/19/2022	10,244	10,125	10,123	0.7%
Tillamook Country Smoker, LLC (c) (f)	Food Products	L+5.75% (8.11%), 5/19/2022	1,348	1,348	1,332	0.1%
Transperfect Global, Inc. (c) (i)	Business Services	L+6.75% (8.83%), 5/7/2024	6,842	6,708	6,705	0.5%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

June 30, 2018

(Unaudited)

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
Traverse Midstream Partners, LLC (j)	Energy Equipment & Services	L+4.00% (6.34%), 9/27/2024	$6,352	$6,323	$6,344	0.4%
Trilogy International Partners, LLC (a)	Diversified Telecommunication Services	8.88%, 5/1/2022	14,875	14,816	15,117	1.0%
Trojan Battery Company, LLC (c) (j)	Auto Components	L+4.75% (7.09%), 6/11/2021	10,424	10,378	10,424	0.7%
Turning Tech LLC (c) (i)	Software	L+9.75% (12.09%), 6/30/2020	18,580	18,455	17,186	1.2%
Twenty Eighty, Inc. (c) (f) (l) (p)	Media	8.00%, 3/31/2020	6,421	4,972	6,341	0.4%
Twenty Eighty, Inc. (c) (f) (l) (p)	Media	L+8.00% (10.33%), 3/31/2020	2,262	1,961	2,240	0.2%
Twenty Eighty, Inc. (c) (f) (l) (p)	Media	9.00%, 3/31/2020	6,010	4,697	5,935	0.4%
United Central Industrial Supply Company, LLC (c) (i) (j)	Commercial Services & Supplies	L+7.25% (9.35%), 10/9/2018	8,544	8,536	8,416	0.6%
USF S&H Holdco, LLC (c) (i)	Hotels, Restaurants & Leisure	L+5.75% (8.08%), 3/19/2024	24,245	23,899	23,891	1.6%
USF S&H Holdco, LLC (c) (f)	Hotels, Restaurants & Leisure	L+5.75% (7.80%), 3/16/2023	323	323	319	—%
US Salt, LLC (c) (i)	Food Products	L+4.75% (6.84%), 12/1/2023	5,176	5,129	5,127	0.3%
US Salt, LLC (c) (f)	Food Products	L+4.75% (6.84%), 12/1/2023	1,251	1,251	1,239	0.1%
VCVH Holding Corp. (c) (i) (j)	Health Care	L+5.00% (7.34%), 6/1/2023	26,034	25,906	26,213	1.8%
Veritas US Inc.	Technology	10.50%, 2/1/2024	15,393	15,206	12,622	0.9%
Veritas US Inc. (j)	Technology	L+4.50% (6.59%), 1/27/2023	14,943	14,981	13,658	0.9%
Vertex Aerospace Services (c) (i)	Industrials	L+4.75% (6.84%), 6/16/2025	8,859	8,815	8,815	0.6%
VetCor Professional Practices LLC (c) (f) (i)	Diversified Consumer Services	P+5.25% (10.25%), 4/20/2021	17,942	17,870	17,943	1.2%
Von Drehle Corporation (c) (i) (l)	Life Sciences Tools & Services	L+9.50% (11.80%), 3/6/2023	26,176	25,824	25,918	1.8%
Vyaire Medical, Inc. (c) (j)	Health Care	7.23%, 4/16/2025	8,985	8,633	8,626	0.6%
Xplornet Communications, Inc. (a) (j) (l)	Diversified Telecommunication Services	L+4.00% (6.33%), 9/9/2021	13,061	12,995	13,061	0.9%
Sub Total Senior Secured First Lien Debt				$1,875,083	$1,789,111	121.0%
Senior Secured Second Lien Debt - 17.1% (b)
Anchor Glass Container Corporation (c)	Containers & Packaging	L+7.75% (9.82%), 12/7/2024	$20,000	$19,839	$13,290	0.9%
Answers Corporation (c) (p)	Technology	L+5.00% (6.90%), 9/15/2021	4,652	4,145	4,419	0.3%
Astro AB Merger Sub, Inc. (a)	Diversified Financial Services	L+7.50% (9.86%), 4/30/2023	7,758	7,758	7,836	0.5%
Boston Market Corporation (c)	Hotels, Restaurants & Leisure	L+8.25% (10.42%), 12/16/2018	24,039	24,003	20,913	1.4%
BrandMuscle Holdings Inc. (c)	Internet Software & Services	L+8.50% (10.84%), 6/1/2022	24,500	24,203	24,500	1.7%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

June 30, 2018

(Unaudited)

			Principal /
		Investment Coupon	Number of		Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares		Cost	Fair Value	Assets (b)
Carlisle FoodService Products, Incorporated (c)	Food Products	L+7.75% (9.83%), 3/20/2026		$10,719	$10,512	$10,510	0.7%
CDS U.S. Intermediate Holdings, Inc. (a) (c)	Hotels, Restaurants & Leisure	L+8.25% (10.34%), 7/8/2023		7,927	7,819	7,669	0.5%
CP VI Bella Blocker Topco, LLC (c)	Health Care	L+6.75% (8.84%), 12/28/2025		2,009	1,999	2,000	0.1%
CREDITCORP	Consumer Finance	12.00%, 7/15/2018		13,250	13,249	13,140	0.9%
Dentalcorp Perfect Smile ULC (a) (c) (f)	Health Care	L+7.50% (9.59%), 6/1/2026		8,111	8,030	8,030	0.5%
Edelman Financial Services LLC (a) (c)	Financial Services	L+6.75% (9.09%), 6/26/2026		6,764	6,730	6,730	0.5%
Epic Health Services, Inc. (c)	Health Care Providers & Services	L+8.00% (10.09%), 3/17/2025		15,000	14,810	14,700	1.0%
Genex Holdings, Inc.	Health Care	L+7.00% (9.03%), 3/6/2026		2,305	2,283	2,282	0.2%
Hertz Corp. (a)	Automobiles	7.63%, 6/1/2022		14,194	14,194	13,626	0.9%
Northstar Financial Services Group, LLC (c)	Media Entertaiment	L+7.50% (9.59%), 5/25/2026		3,381	3,364	3,364	0.2%
PetVet Care Centers, LLC (c)	Business Services	L+6.25% (8.33%), 2/13/2026		3,539	3,522	3,541	0.2%
PI US Holdco III Limited (a) (c)	Consumer Finance	L+7.25% (9.34%), 12/20/2025		6,696	6,632	6,616	0.5%
Recess Holdings, Inc. (c)	Hotels, Restaurants & Leisure	L+7.75% (10.20%), 9/29/2025		13,008	12,829	12,813	0.9%
Renaissance Holding Corp (c)	Education	L+7.00% (9.33%), 5/25/2026		8,456	8,288	8,287	0.6%
River Cree Entertaiment (a) (z)	Gaming/Lodging	10.00%, 5/17/2025	CAD	21,275	16,388	15,957	1.1%
TierPoint, LLC (c)	Technology	L+7.25% (9.34%), 5/5/2025		5,334	5,288	5,281	0.4%
Safe Fleet Holdings LLC	Industrials	L+6.75% (8.66%), 2/2/2026		3,143	3,128	3,135	0.2%
U.S. Auto (c)	Diversified Consumer Services	L+10.50% (12.60%), 6/8/2020		30,000	29,795	29,850	2.0%
US Salt, LLC (c)	Food Products	L+8.75% (10.66%), 12/1/2024		12,872	12,695	12,691	0.9%
Sub Total Senior Secured Second Lien Debt					$261,503	$251,180	17.1%

Subordinated Debt - 7.5% (b)
BMC Software Finance, Inc. (i)	Software	8.13%, 7/15/2021		$19,461	$19,453	$19,899	1.4%
Frontier Communications (a)	Diversified Telecommunication Services	8.13%, 10/1/2018		5,500	5,494	5,541	0.4%
Frontier Communications (a)	Diversified Telecommunication Services	8.50%, 4/15/2020		10,000	9,311	10,219	0.7%
Gold, Inc. (c)	Textiles, Apparel & Luxury Goods	10.00%, 6/30/2019		3,742	3,704	3,592	0.2%
Park Ave RE Holdings, LLC (c) (d) (l) (o)	Real Estate Management & Development	13.00%, 12/31/2021		37,192	37,192	37,192	2.5%
Steel City Media (c) (l) (t)	Media	16.00%, 3/30/2020		25,829	24,536	21,438	1.5%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

June 30, 2018

(Unaudited)

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
Xplornet Communications, Inc. (a) (l)	Diversified Telecommunication Services	9.63%, 6/1/2022	$11,094	$11,094	$11,260	0.8%
Sub Total Subordinated Debt				$110,784	$109,141	7.5%
Collateralized Securities - 11.6% (b)
Collateralized Securities - Debt Investment
Figueroa - Class F Notes (a) (c) (p)	Diversified Investment Vehicles	12.34%, 1/15/2027	$8,000	$8,000	$8,000	0.6%
NewStar Arlington Senior Loan Program LLC Class FR Notes (a) (c) (p)	Diversified Investment Vehicles	13.36%, 4/25/2031	4,750	4,523	4,525	0.3%
NewStar Exeter Fund CLO - Debt (a) (c) (p)	Diversified Investment Vehicles	9.86%, 1/20/2027	10,728	9,342	8,796	0.6%
WhiteHorse VIII, Ltd. CLO - Debt (a) (c) (p)	Diversified Investment Vehicles	8.02%, 5/1/2026	8,000	7,650	7,596	0.5%
Collateralized Securities - Equity Investment (n)
B&M CLO 2014-1, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	5.38%, 4/16/2026	$40,250	$12,486	$11,973	0.8%
CVP Cascade CLO, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	40.02%, 1/16/2026	31,000	1,441	2,240	0.2%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	13.61%, 1/15/2027	35,057	11,940	12,116	0.8%
MidOcean Credit CLO II, LLC Income Notes (a) (c) (p) (v)	Diversified Investment Vehicles	13.18%, 1/29/2030	37,600	20,876	20,475	1.4%
MidOcean Credit CLO III, LLC Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	14.92%, 4/21/2031	43,300	17,670	17,678	1.2%
MidOcean Credit CLO IV, LLC Income Notes (a) (c) (p) (v)	Diversified Investment Vehicles	16.18%, 4/15/2027	21,500	13,066	12,010	0.8%
NewStar Arlington Senior Loan Program LLC Class FR Notes (a) (c) (p) (v)	Diversified Investment Vehicles	20.31%, 4/25/2031	31,603	20,563	29,220	2.0%
NewStar Exeter Fund CLO - Equity (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 1/19/2027	31,575	10,766	10,476	0.7%
OFSI Fund VI, Ltd. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 3/20/2025	38,000	11,502	7,745	0.5%
Related Fee Agreements (a) (c) (s)	Diversified Investment Vehicles		13,840	5,205	2,740	0.2%
Silver Spring CLO, Ltd. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	4.84%, 10/16/2026	31,500	8,382	7,506	0.5%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 5/1/2026	36,000	11,126	7,580	0.5%
Sub Total Collateralized Securities				$174,538	$170,676	11.6%

Equity/Other - 14.0% (b)
Answers Corporation - Common Equity (c) (e) (p)	Technology		908,911	$11,361	$10,150	0.7%
Avaya Holdings Corp. (a) (e) (aa)	Communications Equipment		222	3,532	4,466	0.3%
California Resources Development JV, LLC - Preferred Equity (a) (c) (o) (u)	Metals & Mining	9.00%	38,858,603	35,947	37,304	2.5%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

June 30, 2018

(Unaudited)

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (c) (e) (o)	Food Products		6,023	$1,630	$—	—%
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (c) (e) (o) (u)	Food Products		24,656	—	—	—%
Danish CRJ LTD. - Common Equity (a) (c) (e) (p) (r)	Aerospace & Defense		5,002	—	312	—%
Greenwave Holdings, Inc. - Series C Preferred Stock Warrant (c) (e)	Internet Software & Services	Expire 8/16/2025	172,414	—	—	—%
Kahala Ireland OpCo Designated Activity Company - Common Equity (a) (c) (e) (h) (o)	Aerospace & Defense		—	—	8,842	0.6%
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (a) (c) (e) (h) (o)	Aerospace & Defense		3,250,000	2,831	3,250	0.2%
Kahala US OpCo LLC - Class A Preferred Units (a) (c) (e) (k) (o)	Aerospace & Defense	13.00%	4,413,472	—	—	—%
Mood Media Corporation - Warrants (c) (e)	Business Services		121,021	27	68	—%
New Star Metals Inc. - Warrants (c) (e)	Business Services	Expire 12/22/2036	100,216	151	302	—%
NexSteppe Inc. - Series C Preferred Stock Warrant (c) (e) (o)	Chemicals		237,240	737	—	—%
NMFC Senior Loan Program I, LLC (a) (o)	Diversified Investment Vehicles		50,000	50,000	51,066	3.5%
Orchid Underwriters Agency, LLC - Preferred Shares (c) (e) (u)	Insurance Broker		5,000	113	798	0.1%
Orchid Underwriters Agency, LLC - Common Shares (c) (e) (u)	Insurance Broker		5,000	—	185	—%
Park Ave RE Holdings, LLC - Common Shares (c) (e) (o) (w)	Real Estate Management & Development		1,000	102	15,315	1.0%
Park Ave RE Holdings, LLC - Preferred Shares (c) (e) (o) (w)	Real Estate Management & Development	8.00%	47,290	23,645	23,645	1.6%
PennantPark Credit Opportunities Fund II, LP (a) (f) (g) (p)	Diversified Investment Vehicles		$9,952	9,952	10,210	0.7%
South Grand MM CLO I, LLC (a) (o)	Diversified Investment Vehicles		$6,691	6,262	7,735	0.7%
Squan Holding Corp. - Class A Common Stock (c) (e) (p)	Diversified Telecommunication Services		180,835	—	—	—%
Squan Holding Corp. - Series A Preferred Stock (c) (e) (p)	Diversified Telecommunication Services		8,962	—	35	—%
Tax Defense Network, LLC - Common Equity (c) (e)	Diversified Consumer Services		425,000	425	—	—%
Tennenbaum Waterman Fund, L.P. (a) (p)	Diversified Investment Vehicles		$10,000	10,000	10,908	0.8%
TCG BDC, Inc. - Common Stock (fka Carlyle GMS Finance, Inc.) (a)	Diversified Investment Vehicles		304,557	5,841	5,028	0.3%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		$10,566	10,566	9,470	0.7%
Twentyeighty, Inc. - Class A Common Equity (c)	Media		54,586	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

June 30, 2018

(Unaudited)

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
TZ Holdings, Inc. - Warrants (fka Zimbra, Inc.) (c) (e)	Software		136,000	$—	$—	—%
TZ Holdings, Inc. - Preferred Shares (fka Zimbra, Inc.) (c) (e)	Software	Expire 10/25/2023	1,000,000	10	179	—%
U.S. Auto - Series A Common Units (c) (e) (u)	Diversified Consumer Services		10,000	10	—	—%
U.S. Auto - Series A Preferred Units (c) (e) (u)	Diversified Consumer Services		490	490	397	—%
U.S. Auto - Series C Preferred Equity Units (c) (e) (u)	Diversified Consumer Services		56	56	111	—%
World Business Lenders, LLC - Preferred Stock (c) (e) (p)	Consumer Finance		922,669	3,750	3,759	0.3%
Sub Total Equity/Other				$177,438	$203,535	14.0%

TOTAL INVESTMENTS - 171.2% (b)				$2,599,346	$2,523,643	171.2%

Forward foreign currency contracts:

				Unrealized
				Appreciation/
Counterparty	Contract to Deliver	In Exchange For	Maturity Date	(Depreciation)
Goldman Sachs International	CAD 21,275	$16,198	10/3/2018	$(27)

(a)	All of the Company’s investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. Qualifying assets represent 73.0% of the Company’s total assets. The significant majority of all investments held are deemed to be illiquid.
(b)	Percentages are based on net assets of $1,474,216 as of June 30, 2018.
(c)	The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company’s board of directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(d)	As of the date of election, the portfolio company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be payment-in-kind (“PIK”).
(e)	Non-income producing at June 30, 2018.
(f)	The Company has various unfunded commitments to portfolio companies. The remaining amount of these unfunded commitments as of June 30, 2018 are comprised of the following:

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

June 30, 2018

(Unaudited)

			Original	Remaining
Portfolio Company Name	Investment Type	Commitment Type	Commitment	Commitment
Accent Care, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	$4,310	$4,310
AMI Entertainment Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,234	1,234
Black Mountain Sand, LLC	Senior Secured First Lien Debt	Delayed draw term loan	13,050	3,263
CCW, LLC	Senior Secured First Lien Debt	Revolver term loan	3,000	1,400
Cold Spring Brewing Company	Senior Secured First Lien Debt	Revolver term loan	232	232
Corfin Industries LLC	Senior Secured First Lien Debt	Revolver term loan	956	956
Dentalcorp Perfect Smile ULC	Senior Secured Second Lien Debt	Delayed draw term loan	2,028	2,028
Harrison Gypsum, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,873	2,686
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver term loan	2,753	2,588
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,731	1,092
InMotion Entertainment Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,161	1,843
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	547	391
MMM Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	3,522	3,522
MMM Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,761	1,761
Orchid Underwriters Agency, LLC	Senior Secured First Lien Debt	Revolver term loan	2,200	1,100
PennantPark Credit Opportunities Fund II, LP	Equity capital commitment	Equity capital commitment	10,491	538
PT Network, LLC	Senior Secured First Lien Debt	Delayed draw term loan	6,579	6,579
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,316	658
Subsea Global Solutions, LLC	Senior Secured First Lien Debt	Revolver term loan	963	896
Thoughtworks, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	892	892
Tillamook Country Smoker, LLC	Senior Secured First Lien Debt	Revolver term loan	2,696	1,348
Twenty Eighty, Inc.	Senior Secured First Lien Debt	Revolver term loan	443	443
US Salt, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,294	43
USF S&H Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	1,616	1,293
VetCor Professional Practices LLC	Senior Secured First Lien Debt	Delayed draw term loan	3,654	2,852
Total			$73,302	$43,948

(g)	The investment is subject to a three year lock-up restriction on withdrawals. The lock-up expires on March 31, 2019.
(h)	The Company’s investment is held through the consolidated subsidiaries, Kahala Aviation Holdings, LLC and Kahala LuxCo, which own 100% of the equity of the operating company, Kahala Ireland OpCo Designated Activity Company.
(i)	The Company’s investment or a portion thereof is pledged as collateral under the Wells Fargo Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(j)	The Company’s investment or a portion thereof is pledged as collateral under the Citi Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(k)	The Company’s investment is held through the consolidated subsidiaries, Kahala Aviation Holdings, LLC and Kahala Aviation US, Inc. which own 100% of the equity of the operating company, Kahala US OpCo LLC.
(l)	For the three months ended June 30, 2018, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind (“PIK”):

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

June 30, 2018

(Unaudited)

					PIK Earned for the
					three months
					ended June 30,
Portfolio Company	Investment Type	Cash	PIK	All-in Rate	2018
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.)	Senior Secured First Lien Debt	—%	14.86%	14.86%	$—
Greenwave Holdings, Inc.	Senior Secured First Lien Debt	10.00%	3.00%	13.00%	73
Kahala Ireland OpCo Designated Activity Company	Senior Secured First Lien Debt	13.00%	—%	13.00%	—
Lightsquared LP	Senior Secured First Lien Debt	—%	11.07%	11.07%	320
MMM Holdings, Inc.	Senior Secured First Lien Debt	8.59%	—%	8.59%	—
New Star Metals, Inc.	Senior Secured First Lien Debt	8.33%	—%	8.33%	—
NextSteppe Inc.	Senior Secured First Lien Debt	—%	12.00%	12.00%	—
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%	—
Pure Barre, LLC	Senior Secured First Lien Debt	9.09%	1.25%	10.34%	81
Pure Barre, LLC	Senior Secured First Lien Debt	8.98%	1.25%	10.23%	2
Steel City Media	Subordinated Debt	—%	16.00%	16.00%	—
Tax Defense Network, LLC	Senior Secured First Lien Debt	7.84%	4.50%	12.34%	—
Twenty Eighty, Inc.	Senior Secured First Lien Debt	6.33%	4.00%	10.33%	64
Twenty Eighty, Inc.	Senior Secured First Lien Debt	—%	8.00%	8.00%	130
Twenty Eighty, Inc.	Senior Secured First Lien Debt	0.25%	8.75%	9.00%	—
United Central Industrial Supply Company, LLC	Senior Secured First Lien Debt	7.35%	2.00%	9.35%	85
Von Drehle Corporation	Senior Secured First Lien Debt	9.80%	2.00%	11.80%	131
Xplornet Communications, Inc.	Senior Secured First Lien Debt	6.33%	—%	6.33%	—
Xplornet Communications, Inc.	Subordinated Debt	—%	9.63%	9.63%	559
Total					$1,445

(m)	The Company’s investment or a portion thereof is pledged as collateral under the UBS Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(n)	For equity investments in Collateralized Securities, the effective yield is presented in place of the investment coupon rate for each investment. Refer to footnote (v) for a further description of an equity investment in a Collateralized Security.
(o)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The Company classifies this investment as “controlled”.
(p)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities. The Company classifies this investment as “affiliated”.
(q)	Unless otherwise indicated, all investments in the schedule of investments are non-affiliated, non-controlled investments.
(r)	The Company’s investment is held through the Consolidated Holding Company, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.
(s)	Related Fee Agreements consist of five investments with a total fair value of $2.7 million that are classified as Affiliated Investments.
(t)	The investment is on non-accrual status as of June 30, 2018.
(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.
(v)	The Collateralized Securities - subordinated notes are treated as equity investments and are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
(w)	The Company’s investment is held through the consolidated subsidiary, Park Ave RE, Inc., which owns 100% of the equity of the operating company, Park Ave RE Holdings, LLC.
(x)	The Company’s investment or a portion thereof is pledged as collateral under the JPMC PB Account. Individual investments can be divided into parts which are pledged to separate credit facilities.
(y)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at June 30, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(z)	The principal amount (par amount) is denominated in Canadian Dollars or CAD.
(aa)	The investment is not a restricted security. All other securities are restricted securities.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2018:

	At June 30, 2018
	Investments at	Percentage of
	Fair Value	Total Portfolio
Diversified Investment Vehicles	$265,093	10.5%
Health Care	255,387	10.1
Business Services	202,981	8.1
Aerospace & Defense	161,957	6.4
Hotels, Restaurants & Leisure	160,829	6.4
Media	148,731	5.9
Diversified Telecommunication Services	121,860	4.8
Technology	89,879	3.6
Energy Equipment & Services	84,778	3.4
Metals & Mining	81,156	3.2
Commercial Services & Supplies	80,299	3.2
Food Products	79,204	3.2
Diversified Consumer Services	77,593	3.1
Real Estate Management & Development	76,152	3.0
Health Care Providers & Services	75,608	3.0
Chemicals	69,411	2.8
Software	66,739	2.6
Internet Software & Services	58,305	2.3
Gaming/Lodging	49,561	2.0
Communications Equipment	42,937	1.7
Specialty Retail	30,800	1.2
Professional Services	29,208	1.2
Auto Components	28,792	1.1
Life Sciences Tools & Services	25,918	1.0
Consumer Finance	23,515	0.9
Industrials	22,405	0.9
Insurance Broker	18,591	0.7
Automobiles	13,626	0.5
Containers & Packaging	13,290	0.5
Transportation Infrastructure	11,994	0.5
Electronic Equipment, Instruments & Components	9,944	0.4
Financial Services	9,655	0.4
Education	8,287	0.3
Diversified Financial Services	7,836	0.3
Building Materials	6,821	0.3
Textiles, Apparel & Luxury Goods	3,592	0.1
Food & Beverage	3,475	0.1
Media Entertainment	3,364	0.1
Utilities	2,341	0.1
Consumer Products	1,729	0.1
Total	$2,523,643	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

December 31, 2017

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
Senior Secured First Lien Debt - 118.8% (b)
Abaco Systems Holding Corp. (c) (i)	Business Services	L+6.00% (7.35%), 12/7/2021	$23,698	$23,320	$23,129	1.6%
ABC Financial Intermediate, LLC (c) (j)	Media	L+4.25% (5.94%), 1/2/2025	7,739	7,700	7,700	0.5%
Ability Networks Inc. (c) (j)	Health Care Providers & Services	L+5.00% (6.35%), 12/13/2024	13,607	13,539	13,607	0.9%
Adams Publishing Group, LLC (c) (i)	Media	L+7.00% (8.69%), 11/3/2020	16,250	16,109	16,250	1.1%
Adams Publishing Group, LLC (c)	Media	L+7.00% (8.69%), 11/3/2020	4,432	4,432	4,432	0.3%
Aleris International, Inc. (x)	Metals & Mining	9.50%, 4/1/2021	2,882	3,046	3,044	0.2%
Alvogen Pharma US, Inc. (j)	Health Care	L+5.00% (6.57%), 4/2/2022	14,061	13,955	13,932	0.9%
AMI Entertainment Network, LLC (c) (f) (i)	Hotels, Restaurants & Leisure	L+6.00% (7.69%), 7/21/2022	14,632	14,365	14,368	1.0%
Amports, Inc. (c) (m)	Transportation Infrastructure	L+5.00% (6.69%), 5/19/2020	14,876	14,832	14,876	1.0%
Amteck, LLC (c) (f) (i)	Commercial Services & Supplies	L+7.50% (9.20%), 7/2/2020	21,688	21,499	21,579	1.4%
Answers Corporation (c) (p)	Technology	L+5.00% (6.57%), 4/15/2021	3,007	2,945	2,916	0.2%
AP Gaming I, LLC (i) (j)	Gaming/Lodging	L+5.50% (7.07%), 2/15/2024	33,592	33,524	33,823	2.3%
APCO Holdings (c) (i)	Diversified Consumer Services	L+6.00% (7.57%), 1/29/2022	3,666	3,590	3,593	0.2%
Applied Merchant Systems West Coast, Inc. (c) (m)	Diversified Financial Services	L+11.50% (12.84%), 10/26/2020	18,853	18,635	17,816	1.2%
Applied Merchant Systems West Coast, Inc. (c) (m)	Diversified Financial Services	L+11.50% (12.84%), 10/26/2020	6,500	6,425	6,143	0.4%
AqGen Ascensus Inc. (j)	Technology	L+3.50% (5.06%), 12/3/2022	19,637	19,637	19,694	1.3%
AqGen Ascensus Inc. (f)	Technology	L+3.50% (5.06%), 12/3/2022	3,333	3,325	3,348	0.2%
Avatar Purchaser, Inc. (c) (m)	Business Services	L+7.50% (8.99%), 11/17/2025	11,716	11,370	11,520	0.8%
Avaya Holdings Corp. (j)	Communications Equipment	L+4.75% (6.23%), 12/15/2024	26,108	25,848	25,662	1.7%
Basho Technologies, Inc. (c) (d) (l) (t)	Software	17.00%, 5/31/2018	6,645	6,485	—	—%
Basho Technologies, Inc. (c) (d) (l) (t)	Software	17.00%, 5/31/2018	2,550	2,550	—	—%
BCP Raptor, LLC (j)	Energy Equipment & Services	L+4.25% (5.73%), 6/24/2024	19,986	19,800	20,048	1.3%
BCP Renaissance, LLC (j)	Energy Equipment & Services	L+4.00% (5.38%), 10/31/2024	8,472	8,431	8,569	0.6%
BDS Solutions Group, LLC (c) (i) (m)	Business Services	L+8.75% (10.45%), 6/1/2021	33,042	32,531	33,042	2.2%
BDS Solutions Group, LLC (c)	Business Services	L+8.75% (10.45%), 6/1/2021	2,888	2,841	2,888	0.2%
Beaver-Visitec International Holdings, Inc. (c) (j)	Health Care	L+5.00% (6.69%), 8/21/2023	6,580	6,580	6,580	0.4%
Berner Food & Beverage LLC (c) (f) (i)	Food Products	L+7.00% (8.69%), 3/16/2022	18,853	18,536	18,476	1.2%
Black Mountain Sand, LLC (c) (f)	Energy Equipment & Services	L+9.00% (10.50%), 11/30/2021	13,050	12,859	12,854	0.9%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

December 31, 2017

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
Blount International, Inc. (j)	Commercial Services & Supplies	L+4.25% (5.61%), 4/12/2023	$12,500	$12,470	$12,637	0.9%
California Resources, Corp. (m)	Metals & Mining	L+10.38% (11.88%), 12/31/2022	12,259	12,014	12,198	0.8%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (l) (o) (t)	Food Products	L+12.50% (13.88%), 4/28/2019	20,482	16,406	4,096	0.3%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (l) (o) (t)	Food Products	L+12.50% (13.88%), 4/28/2019	47,336	33,647	9,467	0.6%
Catapult Learning, LLC (c) (i) (m)	Diversified Consumer Services	L+6.50% (7.88%), 7/16/2020	27,138	26,861	25,917	1.7%
CCW, LLC (c) (f) (i)	Hotels, Restaurants & Leisure	L+7.00% (8.63%), 3/21/2021	26,525	26,292	26,525	1.8%
Central Security Group, Inc. (c) (i) (j)	Commercial Services & Supplies	L+5.63% (7.19%), 10/6/2021	25,293	24,999	25,294	1.7%
Chicken Soup for the Soul Publishing, LLC (c)	Media	L+6.25% (7.61%), 1/8/2019	27,536	27,465	24,369	1.6%
Chloe Ox Parent, LLC (j)	Health Care Providers & Services	L+5.00% (6.64%), 12/23/2024	10,768	10,660	10,768	0.7%
Clover Technologies Group, LLC (j)	Commercial Services & Supplies	L+4.50% (6.07%), 5/8/2020	13,548	13,495	10,070	0.7%
Community Care Health Network, LLC (c) (j)	Health Care	L+5.50% (7.07%), 10/19/2021	2,376	2,384	2,377	0.2%
CONSOL Energy, Inc. (j)	Metals & Mining	L+6.00% (7.47%), 11/28/2022	3,240	3,176	3,275	0.2%
Contura Energy Inc. (j)	Energy Equipment & Services	L+5.00% (6.63%), 3/18/2024	7,491	7,425	7,379	0.5%
ConvergeOne Holdings Corp. (j)	Technology	L+4.75% (6.44%), 6/20/2024	16,475	16,323	16,489	1.1%
Cvent, Inc. (c) (j)	Internet Software & Services	L+3.75% (5.32%), 11/29/2024	16,436	16,333	16,436	1.1%
DigiCert, Inc (j)	Internet Software & Services	L+4.75% (6.13%), 10/31/2024	10,800	10,747	10,930	0.7%
Eagle Rx, LLC (c) (i)	Health Care Providers & Services	L+4.25% (5.61%), 8/15/2019	27,279	27,192	27,279	1.8%
Elo Touch Solutions, Inc (j)	Technology	L+6.00% (7.44%), 10/31/2023	3,781	3,744	3,772	0.3%
ERG Holding Company (c) (i) (m)	Health Care Providers & Services	L+6.75% (8.45%), 4/4/2019	34,099	33,846	33,587	2.3%
ERG Holding Company (c) (f)	Health Care Providers & Services	L+6.75% (8.45%), 4/4/2019	136	136	134	0.1%
Everi Payments, Inc. (j)	Hotels, Restaurants & Leisure	L+3.50% (4.98%), 5/9/2024	10,654	10,639	10,748	0.7%
Excelitas Technologies Corp. (j)	Electronic Equipment, Instruments & Components	L+3.50% (5.16%), 12/2/2024	10,000	9,975	10,066	0.7%
Genesys Telecommunications Laboratories, Inc. (j)	Diversified Telecommunication Services	L+3.75% (5.44%), 12/1/2023	24,751	24,435	24,874	1.7%
Greenwave Holdings, Inc. (c) (d) (l)	Internet Software & Services	13.00%, 7/8/2019	12,184	12,136	12,184	0.8%
GTCR Valor Companies, Inc. (j)	Internet Software & Services	L+4.25% (5.94%), 6/16/2023	9,975	9,952	10,079	0.7%
HC Group Holdings III, Inc. (j)	Health Care	L+5.00% (6.57%), 4/7/2022	14,781	14,567	14,911	1.0%
Hexion Inc. (x)	Chemicals	10.38%, 2/1/2022	920	920	853	0.1%
Ideal Tridon Holdings, Inc. (c) (m)	Commercial Services & Supplies	L+6.50% (7.74%), 7/31/2023	23,917	23,472	23,465	1.6%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

December 31, 2017

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
Ideal Tridon Holdings, Inc. (c) (f)	Commercial Services & Supplies	L+6.50% (7.74%), 7/31/2022	$546	$511	$536	—%
Indivior Finance S.A.R.L. (i)	Health Care	L+4.50% (6.11%), 12/18/2022	6,983	6,948	7,001	0.5%
InMotion Entertainment Group, LLC (c) (i)	Specialty Retail	L+7.25% (8.95%), 10/1/2021	13,343	13,299	13,343	0.9%
InMotion Entertainment Group, LLC (c) (f) (i)	Specialty Retail	L+7.75% (9.45%), 10/1/2021	327	327	327	—%
Intelsat S.A (m)	Diversified Telecommunication Services	L+4.50% (6.19%), 1/2/2024	665	665	672	—%
Intelsat S.A (m)	Diversified Telecommunication Services	L+4.50% (6.63%), 1/2/2024	2,211	2,211	2,231	0.1%
Internap Corporation (m)	Communications Equipment	L+7.00% (8.41%), 4/6/2022	8,208	8,102	8,280	0.6%
IPC Corp. (j)	Diversified Telecommunication Services	L+4.50% (5.89%), 8/6/2021	7,103	6,995	6,943	0.5%
Jackson Hewitt, Inc. (j)	Diversified Consumer Services	L+7.00% (8.38%), 7/30/2020	6,515	6,448	6,409	0.4%
K2 Pure Solutions NoCal, L.P. (c) (i)	Chemicals	L+6.00% (7.57%), 2/19/2021	6,500	6,445	6,500	0.4%
Kahala Ireland OpCo Designated Activity Company (a) (c) (l) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	141,549	141,549	141,549	9.5%
Kissner Milling Co. Ltd. (c) (x)	Chemicals	8.38%, 12/1/2022	21,199	21,530	21,430	1.4%
Lakeland Tours, LLC (f)	Diversified Consumer Services	L+4.00% (5.59%), 12/15/2024	5,634	5,620	5,683	0.4%
LenderLive Services, LLC (c)	Business Services	L+12.00% (13.50%), 8/11/2020	10,000	9,869	9,650	0.7%
Lightsquared LP (l)	Diversified Telecommunications Services	L+8.75% (10.27%), 6/15/2020	11,315	10,598	10,481	0.7%
Lionbridge Technologies, Inc. (c) (i)	Business Services	L+5.50% (7.07%), 2/28/2024	13,764	13,703	13,702	0.9%
MCS Acquisition Corp. (c) (j)	Professional Services	L+4.75% (6.25%), 5/18/2024	14,297	14,239	14,297	1.0%
Medallion Midland Acquisition, L.P. (j)	Energy Equipment & Services	L+3.25% (4.82%), 11/13/2024	4,450	4,439	4,456	0.3%
Medical Depot Holdings, Inc. (c) (i)	Health Care	L+5.50% (7.19%), 1/3/2023	19,771	18,270	18,407	1.2%
Metal Services LLC (j)	Metals & Mining	L+7.50% (9.19%), 6/30/2019	10,806	10,726	10,846	0.7%
Michael Baker International, LLC (j)	Business Services	L+4.50% (5.94%), 11/21/2022	5,607	5,552	5,593	0.4%
Midwest Can Company, LLC (c) (f) (i)	Energy Equipment & Services	L+6.75% (8.32%), 1/26/2022	5,067	4,994	5,008	0.3%
MMM Holdings, LLC (c) (d) (j) (l)	Health Care	L+8.75% (10.32%), 6/28/2019	7,028	7,029	6,818	0.5%
Monitronics International, Inc. (j)	Diversified Consumer Services	L+5.50% (7.19%), 9/30/2022	2,963	2,950	2,933	0.2%
Montreign Operating Company, LLC (c) (m)	Hotels, Restaurants & Leisure	L+8.25% (9.82%), 1/24/2023	27,161	26,732	27,473	1.8%
Mood Media Corporation (c) (m)	Business Services	L+7.25% (8.94%), 6/28/2022	13,912	13,638	13,608	0.9%
Motion Recruitment Partners, LLC (c) (f) (i)	Professional Services	L+6.00% (7.57%), 2/13/2020	17,194	17,021	17,194	1.2%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

December 31, 2017

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
MSO of Puerto Rico, LLC (c) (d) (j) (l)	Health Care	L+8.75% (10.32%), 6/28/2019	$5,110	$5,110	$4,956	0.3%
Murray Energy Holdings Co. (j)	Energy Equipment & Services	L+7.25% (8.94%), 4/16/2020	13,408	12,929	11,778	0.8%
National Technical Systems, Inc. (c) (i)	Professional Services	L+6.25% (7.61%), 6/12/2021	16,469	16,376	15,481	1.0%
Navitas Midstream Midland Basin, LLC (j)	Energy Equipment & Services	L+4.50% (5.98%), 12/13/2024	7,969	7,929	7,969	0.5%
New Star Metals Inc. (c) (d) (l) (m)	Business Services	L+9.50% (11.00%), 12/22/2021	24,388	23,959	24,413	1.6%
NexSteppe Inc. (c) (f) (l) (t)	Chemicals	12.00%, 9/30/2018	1,533	1,500	—	—%
NexSteppe Inc. (c) (l) (t)	Chemicals	12.00%, 9/30/2018	11,998	10,453	—	—%
Noosa Acquirer, Inc. (c) (i) (m)	Food Products	L+5.25% (6.94%), 11/21/2020	25,000	24,819	25,000	1.7%
NTM Acquisition Corp. (c) (i)	Media	L+6.25% (7.94%), 6/7/2022	18,681	18,490	18,587	1.2%
Office Depot, Inc. (j)	Specialty Retail	L+7.00% (8.41%), 11/8/2022	9,130	8,949	9,153	0.6%
Optiv, Inc. (j)	Business Services	L+3.25% (4.63%), 2/1/2024	4,455	4,229	4,160	0.3%
Orchid Underwriters Agency, LLC (c) (f) (i)	Insurance Broker	L+5.00% (6.31%), 3/17/2022	18,480	18,325	18,480	1.2%
ORG Chemical Holdings, LLC (c) (i) (m)	Chemicals	L+5.75% (7.44%), 6/30/2022	27,822	27,322	27,338	1.8%
ORG GC Holdings, LLC (c) (i) m)	Business Services	L+6.75% (8.08%), 7/31/2022	25,550	25,199	25,266	1.7%
Peabody Energy Corp. (j)	Metals & Mining	L+3.50% (5.07%), 3/31/2022	2,608	2,602	2,641	0.2%
PeopLease Holdings, LLC (c) (i)	Commercial Services & Supplies	L+9.00% (10.70%), 2/26/2021	20,000	19,872	15,000	1.0%
PetVet Care Centers, LLC (c) (i)	Business Services	L+6.00% (7.69%), 6/8/2023	19,454	19,296	19,386	1.3%
PetVet Care Centers, LLC (c) (f)	Business Services	L+6.00% (7.35%), 6/8/2023	4,425	4,425	4,409	0.3%
PetVet Care Centers, LLC (c) (f)	Business Services	L+6.00% (9.50%), 6/8/2023	1,676	1,676	1,676	0.1%
PGX Holdings, Inc. (c) (j)	Transportation Infrastructure	L+5.25% (6.82%), 9/29/2020	12,547	12,500	12,547	0.8%
Premier Dental Services, Inc. (i) (j)	Health Care	L+5.25% (6.82%), 6/30/2023	33,018	32,764	33,162	2.2%
Premier Global Services, Inc. (j)	Diversified Telecommunication Services	L+6.50% (7.83%), 12/8/2021	9,357	9,093	9,182	0.6%
Pre-Paid Legal Services, Inc. (c) (j)	Diversified Consumer Services	L+5.25% (6.82%), 7/1/2019	12,010	12,026	12,010	0.8%
Pride Plating, Inc. (c) (i)	Aerospace & Defense	L+5.50% (7.19%), 6/13/2019	8,376	8,351	8,293	0.6%
PSKW, LLC (c) (i)	Health Care Providers & Services	L+4.25% (5.94%), 11/25/2021	1,569	1,559	1,569	0.1%
PSKW, LLC (c) (m)	Health Care Providers & Services	L+8.26% (9.95%), 11/25/2021	17,750	17,518	17,750	1.2%
PSKW, LLC (c) (m)	Health Care Providers & Services	L+8.26% (9.95%), 11/25/2021	1,972	1,934	1,972	0.1%
PT Network, LLC (c) (f) (i)	Health Care	L+5.50% (6.86%), 11/30/2021	16,935	16,802	16,931	1.1%
Pure Barre, LLC (c) (i) (m)	Hotels, Restaurants & Leisure	L+7.00% (8.57%), 6/11/2020	25,698	25,478	25,441	1.7%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

December 31, 2017

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
Pure Barre, LLC (c) (f)	Hotels, Restaurants & Leisure	L+7.00% (8.57%), 6/11/2020	$500	$500	$495	—%
Resco Products, Inc. (c) (i)	Metals & Mining	L+6.25% (7.82%), 3/7/2020	10,000	10,000	9,750	0.7%
Sage Automotive Holdings, Inc. (j)	Auto Components	L+5.00% (6.57%), 11/8/2022	18,461	18,321	18,576	1.2%
SHO Holding II Corporation (c) (j)	Specialty Retail	L+5.00% (6.42%), 10/27/2022	9,770	9,702	9,379	0.6%
Skillsoft Corp. (j)	Technology	L+4.75% (6.32%), 4/28/2021	12,829	12,158	12,325	0.8%
Squan Holding Corp. (c) (p)	Diversified Telecommunication Services	L+4.50% (6.20%), 10/10/2019	17,052	14,680	13,642	0.9%
SSH Group Holdings, Inc. (c) (i)	Diversified Consumer Services	L+5.00% (6.69%), 10/2/2024	6,088	6,029	6,027	0.4%
SunGard Availability Services Capital, Inc. (c) (j)	IT Services	L+10.00% (11.56%), 3/31/2019	6,860	6,842	6,688	0.5%
Tax Defense Network, LLC (c) (l) (t)	Diversified Consumer Services	L+13.00% (14.70%), 8/28/2019	29,670	26,532	7,477	0.5%
Thoughtworks, Inc. (j)	Business Services	L+4.50% (6.07%), 10/12/2024	4,420	4,409	4,420	0.3%
Tillamook Country Smoker, LLC (c) (f) (i)	Food Products	L+5.75% (7.19%), 5/19/2022	10,244	10,110	10,111	0.7%
Traverse Midstream Partners, LLC (j)	Energy Equipment & Services	L+4.00% (5.85%), 9/27/2024	6,352	6,321	6,435	0.4%
Trilogy International Partners, LLC (x)	Diversified Telecommunication Services	8.88%, 5/1/2022	14,875	14,810	15,247	1.0%
Trojan Battery Company, LLC (c) (j)	Auto Components	L+4.75% (6.32%), 6/12/2021	10,478	10,425	10,399	0.7%
Turning Tech LLC (c) (i)	Software	L+10.75% (12.45%), 6/30/2020	23,476	23,271	20,542	1.4%
Twenty Eighty, Inc. (c) (f) (l) (p)	Media	8.00%, 3/31/2020	6,291	4,535	4,719	0.3%
Twenty Eighty, Inc. (c) (f) (l) (p)	Media	L+8.00% (9.42%), 3/31/2020	2,911	2,426	2,853	0.2%
Twenty Eighty, Inc. (c) (f) (l) (p)	Media	9.00%, 3/31/2020	5,753	4,164	3,739	0.3%
United Central Industrial Supply Company, LLC (c) (i) (j)	Commercial Services & Supplies	L+7.25% (8.82%), 10/9/2018	8,504	8,483	7,943	0.5%
US Salt, LLC (c) (f) (i) (m)	Food Products	L+4.75% (6.11%), 12/1/2023	5,189	5,137	5,137	0.3%
VCVH Holding Corp. (c) (i) (j)	Health Care	L+5.00% (6.70%), 6/1/2023	22,875	22,801	23,081	1.5%
Veritas US Inc. (j)	Technology	L+4.50% (6.19%), 1/27/2023	15,018	15,061	15,044	1.0%
VetCor Professional Practices LLC (c) (f) (i)	Diversified Consumer Services	L+6.00% (7.69%), 4/20/2021	4,909	4,877	4,859	0.3%
VetCor Professional Practices LLC (c)	Diversified Consumer Services	L+6.00% (7.69%), 4/20/2021	2,569	2,569	2,543	0.2%
VetCor Professional Practices LLC (c) (i)	Diversified Consumer Services	L+6.00% (7.69%), 4/20/2021	9,750	9,696	9,653	0.7%
Von Drehle Corporation (c) (i) (m)	Life Sciences Tools & Services	L+7.50% (9.19%), 3/6/2023	26,549	26,167	26,220	1.8%
Xplornet Communications, Inc. (a) (j)	Diversified Telecommunication Services	L+4.75% (6.44%), 9/9/2021	13,127	13,051	13,242	0.9%
Sub Total Senior Secured First Lien Debt				$1,865,392	$1,776,534	118.8%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

December 31, 2017

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
Senior Secured Second Lien Debt - 16.0% (b)
Anchor Glass Container Corporation (c) (m)	Containers & Packaging	L+7.75% (9.18%), 12/7/2024	$20,000	$19,826	$20,060	1.3%
Answers Corporation (c) (p)	Technology	L+7.90% (9.00%), 9/15/2021	4,675	4,088	4,371	0.3%
Astro AB Merger Sub, Inc. (m)	Diversified Financial Services	L+7.50% (8.88%), 4/30/2023	7,758	7,758	7,777	0.5%
Boston Market Corporation (c) (m)	Hotels, Restaurants & Leisure	L+8.25% (9.73%), 12/16/2018	24,101	24,026	23,860	1.6%
BrandMuscle Holdings Inc. (c) (m)	Internet Software & Services	L+8.50% (9.84%), 6/1/2022	24,500	24,166	24,500	1.6%
Cayan Holdings (c) (m)	IT Services	L+8.50% (10.18%), 3/24/2022	20,000	19,673	20,000	1.3%
CDS U.S. Intermediate Holdings, Inc. (c) (m)	Hotels, Restaurants & Leisure	L+8.25% (9.94%), 7/8/2023	7,927	7,809	7,828	0.5%
CIG Financial, LLC (a) (c) (m)	Consumer Finance	10.50%, 6/30/2019	9,000	8,973	8,550	0.6%
CIG Financial, LLC (a) (c) (f)	Consumer Finance	10.50%, 6/30/2019	1,000	1,000	950	0.1%
CREDITCORP (x)	Consumer Finance	12.00%, 7/15/2018	13,250	13,238	11,925	0.8%
Epic Health Services, Inc. (c) (m)	Health Care Providers & Services	L+8.00% (9.57%), 3/17/2025	15,000	14,796	14,531	1.0%
Hertz Corp. (x)	Automobiles	7.63%, 6/1/2022	14,194	14,194	14,930	1.0%
PI US Holdco III Limited (c) (m)	Consumer Finance	L+7.25% (8.92%), 12/20/2025	6,696	6,629	6,629	0.4%
Recess Holdings, Inc. (c) (m)	Hotels, Restaurants & Leisure	L+3.75% (5.25%), 9/29/2025	13,008	12,816	12,813	0.9%
Rx30 HoldCo, Inc. (c) (m)	Health Care Technology	L+9.00% (10.35%), 6/15/2022	11,500	11,353	11,500	0.8%
Rx30 HoldCo, Inc. (c) (m)	Health Care Technology	L+9.00% (10.50%), 6/15/2022	1,229	1,204	1,229	0.1%
TierPoint, LLC (c) (m)	Technology	L+7.25% (8.82%), 5/5/2025	5,334	5,285	5,281	0.4%
U.S. Auto (c) (m)	Diversified Consumer Services	L+11.75% (13.12%), 6/8/2020	30,000	29,743	29,100	2.0%
US Salt, LLC (c) (m)	Food Products	L+8.75% (10.18%), 12/1/2024	12,872	12,681	12,679	0.8%
Sub Total Senior Secured Second Lien Debt				$239,258	$238,513	16.0%

Subordinated Debt - 6.3% (b)
BMC Software Finance, Inc. (x)	Software	8.13%, 7/15/2021	$8,461	$8,422	$8,482	0.6%
Gold, Inc. (c) (m)	Textiles, Apparel & Luxury Goods	10.00%, 6/30/2019	3,742	3,670	3,312	0.2%
Frontier Communications (x)	Diversified Telecommunication Services	8.13%, 10/1/2018	5,500	5,494	5,479	0.4%
Frontier Communications (x)	Diversified Telecommunication Services	8.50%, 4/15/2020	10,000	9,143	8,300	0.5%
Park Ave RE Holdings, LLC (c) (d) (l) (o)	Real Estate Management & Development	L+8.00% (13.00%), 12/31/2021	37,192	37,192	37,192	2.5%
Steel City Media (c) (l)	Media	16.00%, 3/29/2020	23,661	23,461	20,585	1.4%
Xplornet Communications, Inc. (a) (l) (x)	Diversified Telecommunication Services	10.63%, 6/1/2022	10,534	10,534	10,989	0.7%
Sub Total Subordinated Debt				$97,916	$94,339	6.3%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

December 31, 2017

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
Collateralized Securities - 10.7% (b)
Collateralized Securities - Debt Investment
NewStar Exeter Fund CLO - Debt (a) (c) (p)	Diversified Investment Vehicles	L+7.50% (8.86%), 1/19/2027	$10,728	$9,262	$8,660	0.6%
Collateralized Securities - Equity Investment (n)
B&M CLO 2014-1, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 4/16/2026	$40,250	$15,385	$12,804	0.8%
CVP Cascade CLO, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 1/16/2026	31,000	7,618	4,121	0.3%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 1/15/2027	35,057	16,421	12,508	0.8%
MidOcean Credit CLO II, LLC Income Notes (a) (c) (p) (v)	Diversified Investment Vehicles	15.75%, 1/29/2025	37,600	20,876	20,651	1.4%
MidOcean Credit CLO III, LLC Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	1.31%, 7/21/2026	40,250	20,323	17,508	1.2%
MidOcean Credit CLO IV, LLC Income Notes (a) (c) (p) (v)	Diversified Investment Vehicles	1.44%, 4/15/2027	21,500	13,289	12,212	0.8%
NewStar Arlington Senior Loan Program LLC Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	12.62%, 7/25/2025	31,603	21,849	25,439	1.7%
NewStar Exeter Fund CLO - Equity (a) (c) (p) (v)	Diversified Investment Vehicles	3.45%, 1/19/2027	31,575	19,471	13,089	0.9%
OFSI Fund VI, Ltd. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 3/20/2025	38,000	14,006	10,162	0.7%
Related Fee Agreements (a) (c) (s)	Diversified Investment Vehicles			6,959	3,917	0.2%
Silver Spring CLO, Ltd. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 10/16/2026	31,500	15,123	10,363	0.7%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	10.03%, 5/1/2026	36,000	12,947	8,761	0.6%
Sub Total Collateralized Securities				$193,529	$160,195	10.7%
Equity/Other - 15.7% (b)
Answers Corporation - Common Equity (c) (e) (p)	Technology		909	$11,361	$14,231	1.0%
Avaya Holdings Corp. (e) (x)	Communications Equipment		611	9,696	10,716	0.7%
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant (c) (e)	Software	Expire 3/9/2025	306,122	—	—	—%
Basho Technologies, Inc. - Series G Senior Preferred Stock (c) (e)	Software		2,040,816	2,000	—	—%
California Resources Development JV, LLC - Preferred Equity (c) (u)	Metals & Mining	9.00%	26,717,000	26,183	26,984	1.8%
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (c) (e) (o)	Food Products		6,023	1,630	—	—%
Capstone Nutrition - Class B and C Common Stock (fka Integrity Nutraceuticals, Inc.) (c) (e) (o) (u)	Food Products		24,656	—	—	—%
Danish CRJ LTD. - Common Equity (a) (c) (e) (p) (r)	Aerospace & Defense		10,000	1	605	—%
Evolution Research Group - Preferred Equity (c) (e)	Health Care Providers & Services	8.00%	500,000	500	535	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

December 31, 2017

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
Greenwave Holdings, Inc. - Series C Preferred Stock Warrant (c) (e)	Internet Software & Services	Expire 8/16/2025	172,414	$—	$—	—%
Kahala Ireland OpCo Designated Activity Company - Common Equity (a) (c) (e) (h) (o)	Aerospace & Defense		137	—	11,709	0.8%
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (a) (c) (e) (h) (o)	Aerospace & Defense		3,250,000	2,851	3,250	0.2%
Kahala US OpCo LLC - Class A Preferred Units (c) (e) (k) (o)	Aerospace & Defense	13.00%	4,413,472	—	—	—%
Mood Media Corporation - Warrants (c) (e)	Business Services		121,021	27	47	—%
New Star Metals Inc. - Warrants (c) (e)	Business Services	Expire 12/22/2036	100,216	151	272	—%
NexSteppe Inc. - Series C Preferred Stock Warrant (c) (e)	Chemicals		237,240	737	—	—%
NMFC Senior Loan Program I, LLC (a) (p)	Diversified Investment Vehicles		50,000	50,000	50,805	3.4%
Orchid Underwriters Agency, LLC - Preferred Shares (c) (e) (u)	Insurance Broker		5,000	113	616	—%
Orchid Underwriters Agency, LLC - Common Shares (c) (e) (u)	Insurance Broker		5,000	—	—	—%
Park Ave RE Holdings, LLC - Common Shares (c) (e) (o) (w)	Real Estate Management & Development		1,000	—	12,678	0.8%
Park Ave RE Holdings, LLC - Preferred Shares (c) (e) (o) (w)	Real Estate Management & Development	8.00%	47,290	23,645	23,645	1.6%
PennantPark Credit Opportunities Fund II, LP (a) (f) (g) (p)	Diversified Investment Vehicles		9,952	9,952	10,136	0.7%
South Grand MM CLO I, LLC (a) (f) (p)	Diversified Investment Vehicles		29,524	29,095	28,904	2.0%
Squan Holding Corp. - Class A Common Stock (c) (e) (p)	Diversified Telecommunication Services		180,835	—	—	—%
Squan Holding Corp. - Series A Preferred Stock (c) (e) (p)	Diversified Telecommunication Services		8,962	—	60	—%
Tax Defense Network, LLC - Common Equity (c) (e)	Diversified Consumer Services		106,346	425	—	—%
Tennenbaum Waterman Fund, L.P. (a)	Diversified Investment Vehicles		10,000	10,000	10,427	0.7%
TCG BDC, Inc. - Common Stock (fka Carlyle GMS Finance, Inc.) (a) (x)	Diversified Investment Vehicles		404,899	7,765	7,843	0.5%
The SAVO Group, Ltd. - Warrants (c) (e)	Internet Software & Services	Expire 3/23/2023	138,000	—	—	—%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		12,141	12,141	11,373	0.9%
Twentyeighty, Inc. - Class A Common Equity (c) (e)	Media		54,586	—	—	—%
TZ Holdings, Inc. - Warrants (fka Zimbra, Inc.) (c) (e)	Software		—	—	—	—%
TZ Holdings, Inc. - Preferred Shares (fka Zimbra, Inc.) (c) (e)	Software		1,000,000	10	179	—%
U.S. Auto - Series A Common Units (c) (e) (u)	Diversified Consumer Services		10,000	10	—	—%
U.S. Auto - Series A Preferred Units (c) (e) (u)	Diversified Consumer Services		490	490	513	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

December 31, 2017

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
World Business Lenders, LLC - Preferred Stock (c) (e)	Consumer Finance		922,669	$3,750	$3,759	0.3%
Xplornet Communications, Inc. - Warrants (a) (c) (e)	Diversified Telecommunication Services	Expire 10/25/2023	10,284	—	4,655	0.3%
Sub Total Equity/Other				$202,533	$233,942	15.7%

TOTAL INVESTMENTS - 167.5% (b)				$2,598,628	$2,503,523	167.5%

(a)	All of the Company’s investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. Qualifying assets represent 73.8% of the Company’s total assets. The significant majority of all investments held are deemed to be illiquid.

(b)	Percentages are based on net assets of $1,494,516 as of December 31, 2017.
(c)	The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company’s board of directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(d)	As of the date of election, the portfolio company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be payment-in-kind (“PIK”).
(e)	Non-income producing at December 31, 2017.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

December 31, 2017

(f)	The Company has various unfunded commitments to portfolio companies. The remaining amount of these unfunded commitments as of December 31, 2017 are comprised of the following:

Portfolio Company Name	Investment Type	Commitment Type	Original Commitment	Remaining Commitment
AMI Entertainment Network, LLC	Senior Secured First Lien Debt	Revolver term loan	$1,234	$1,234
Amteck, LLC	Senior Secured First Lien Debt	Revolver term loan	5,000	5,000
AqGen Ascensus, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	5,000	1,667
Berner Food & Beverage LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,693	2,693
Black Mountain Sand LLC	Senior Secured First Lien Debt	Delayed draw term loan	13,050	13,050
CCW, LLC	Senior Secured First Lien Debt	Revolver term loan	3,000	600
CIG Financial, LLC	Senior Secured Second Lien Debt	Delayed draw term loan	5,000	4,000
ERG Holding Company	Senior Secured First Lien Debt	Delayed draw term loan	263	136
ERG Holding Company	Senior Secured First Lien Debt	Revolver term loan	87	78
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,731	2,185
InMotion Entertainment Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,200	1,843
Lakeland Tours, LLC	Senior Secured First Lien Debt	Delayed draw term loan	464	464
Midwest Can Company, LLC	Senior Secured First Lien Debt	Delayed draw term loan	828	828
Motion Recruitment Partners, LLC	Senior Secured First Lien Debt	Revolver term loan	2,000	2,000
NexSteppe Inc.	Senior Secured First Lien Debt	Delayed draw term loan	2,825	250
Orchid Underwriters Agency, LLC	Senior Secured First Lien Debt	Revolver term loan	2,200	2,200
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Equity capital commitment	10,764	538
PetVet Care Centers, LLC	Senior Secured First Lien Debt	Delayed draw term loan	6,704	2,272
PT Network, LLC	Senior Secured First Lien Debt	Delayed draw term loan	6,579	6,579
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,316	1,316
Pure Barre, LLC	Senior Secured First Lien Debt	Revolver term loan	2,500	2,000
South Grand MM CLO I, LLC	Equity/Other	Equity capital commitment	35,000	5,476
Tillamook Country Smoker, LLC	Senior Secured First Lien Debt	Revolver term loan	2,696	2,696
Twentyeighty, Inc.	Senior Secured First Lien Debt	Revolver term loan	442	442
US Salt, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,297	1,297
VetCor Professional Practices LLC	Senior Secured First Lien Debt	Delayed draw term loan	3,656	3,656
Total			$119,529	$64,500

(g)	The investment is subject to a three year lock-up restriction on withdrawals in year 4.
(h)	The Company’s investment is held through the consolidated subsidiaries, Kahala Aviation Holdings, LLC and Kahala LuxCo, which own 100% of the equity of the operating company, Kahala Ireland OpCo Designated Activity Company.
(i)	The Company’s investment or a portion thereof is pledged as collateral under the Wells Fargo Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(j)	The Company’s investment or a portion thereof is pledged as collateral under the Citi Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(k)	The Company’s investment is held through the consolidated subsidiaries, Kahala Aviation Holdings, LLC and Kahala Aviation US, Inc. which own 100% of the equity of the operating company, Kahala US OpCo LLC.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

December 31, 2017

(l)	For the year ended December 31, 2017, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind (“PIK”):

Portfolio Company	Investment Type	Cash	PIK	All-in Rate	PIK Earned for the Year ended December 31, 2017
Basho Technologies, Inc.	Senior Secured First Lien Debt	17.00%	—%	17.00%	$—
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.)	Senior Secured First Lien Debt	—%	13.88%	13.88%	—
Greenwave Holdings, Inc.	Senior Secured First Lien Debt	10.00%	3.00%	13.00%	476
ILC Dover LP	Senior Secured First Lien Debt	8.24%	2.00%	10.24%	214
Kahala Ireland OpCo Designated Activity Company	Senior Secured First Lien Debt	—%	13.00%	13.00%	141
Lightsquared LP	Senior Secured First Lien Debt	—%	10.27%	10.27%	1,069
MMM Holdings, LLC	Senior Secured First Lien Debt	10.32%	—%	10.32%	—
MSO of Puerto Rico, LLC	Senior Secured First Lien Debt	10.32%	—%	10.32%	—
New Star Metals Inc.	Senior Secured First Lien Debt	11.00%	—%	11.00%	—
NexSteppe Inc.	Senior Secured First Lien Debt	—%	12.00%	12.00%	135
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%	—
Steel City Media	Subordinated Debt	—%	16.00%	16.00%	2,243
Tax Defense Network, LLC	Senior Secured First Lien Debt	—%	14.70%	14.70%	266
Twentyeighty, Inc.	Senior Secured First Lien Debt	4.92%	4.50%	9.42%	108
Twentyeighty, Inc.	Senior Secured First Lien Debt	1.00%	7.00%	8.00%	390
Twentyeighty, Inc.	Senior Secured First Lien Debt	0.25%	8.75%	9.00%	441
Xplornet Communications, Inc.	Subordinated Debt	—%	13.00%	13.00%	946
Xplornet Communications, Inc.	Subordinated Debt	—%	10.63%	10.63%	534
Total					$6,963

(m)	The Company’s investment or a portion thereof is pledged as collateral under the UBS Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(n)	For equity investments in Collateralized Securities, the effective yield is presented in place of the investment coupon rate for each investment. Refer to footnote (v) for a further description of an equity investment in a Collateralized Security.
(o)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be “non-controlled” when we own 25% or less of the portfolio company’s voting securities and “controlled” when we own more than 25% of the portfolio company’s voting securities. The Company classifies this investment as “controlled”.
(p)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as “non-affiliated” when we own less than 5% of a portfolio company’s voting securities and “affiliated” when we own 5% or more of a portfolio company’s voting securities. The Company classifies this investment as “affiliated”.
(q)	Unless otherwise indicated, all investments in the schedule of investments are non-affiliated, non-controlled investments.
(r)	The Company’s investment is held through the Consolidated Holding Company, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.
(s)	Related Fee Agreements consist of four investments with a total fair value of $3.9 million that are classified as Affiliated Investments.
(t)	The investment is on non-accrual status as of December 31, 2017.
(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.
(v)	The Collateralized Securities - subordinated notes are treated as equity investments and are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
(w)	The Company’s investment is held through the consolidated subsidiary, Park Ave RE, Inc., which owns 100% of the equity of the operating company, Park Ave RE Holdings, LLC.
(x)	The Company’s investment or a portion thereof is pledged as collateral under the JPMC PB Account. Individual investments can be divided into parts which are pledged to separate credit facilities.
(y)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate (“LIBOR” or “L”) or Prime (“P”) and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

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

For the period ended June 30, 2018

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

During the six months ended June 30, 2018, the Company invested approximately $558.2 million to portfolio companies to contribute to the support of their business objectives of which some were contractually obligated. See Note 7 - Commitments and Contingencies. As of June 30, 2018, the Company held investments in loans it made to investee companies with aggregate principal amounts of $2,307.8 million. The details of such investments have been disclosed on the consolidated schedule of investments as well as in Note 3 - Fair Value of Financial Instruments. In addition to providing loans to investee companies, from time to time the Company may assist investee companies in securing financing from other sources by introducing such investee companies to sponsors or other lending institutions.

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

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. As of June 30, 2018, the Company had issued 198.2 million shares of common stock for gross proceeds of $2.1 billion including the shares purchased by affiliates and shares issued under the Company’s distribution reinvestment plan (“DRIP”). As of June 30, 2018, the Company had repurchased a cumulative 18.8 million shares of common stock through its share repurchase program for payments of $166.2 million.

The Company intends to co-invest, subject to the conditions included in the exemptive order the Company received from the Securities and Exchange Commission (“SEC”), with certain of our affiliates. The Company believes that such co-investments may afford it additional investment opportunities and an ability to achieve greater diversification.

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

For the period ended June 30, 2018

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

Although Congress passed the Small Business Credit Availability Act (the “SBCAA”) on March 23, 2018, which amended the 1940 Act to permit BDCs to incur increased leverage if certain conditions are met, we do not presently intend to avail ourselves of the increased leverage limits permitted by the SBCAA. If we were to avail ourselves of the increased leverage permitted by the SBCAA, this would effectively allow the Company to double its leverage, which would increase leverage risk and expenses.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary of the fair presentation of the Company’s results of operations and financial condition for the periods presented. The Company is an investment company and follows accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946 - Financial Services - Investment Companies (“ASC 946”).

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

Consolidation

As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than a substantially wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company’s substantially wholly-owned subsidiaries in its consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

(Unaudited)

Valuation of Portfolio Investments

Portfolio investments are reported on the consolidated statements of assets and liabilities at fair value. On a quarterly basis, the Company performs an analysis of each investment to determine fair value as follows:

Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. The Company may also obtain quotes with respect to certain of the Company’s investments from pricing services or brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is readily available according to U.S. GAAP to determine the fair value of the security. If determined readily available, the Company uses the quote obtained.

Investments without a readily determined market value are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in fair value pricing the Company’s investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.

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

For an investment in an investment fund that does not have a readily determinable fair value, the Company measures the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of ASC 946, as of the Company’s measurement date. However, there can be no assurance that we will be able to sell such investment at a price equal to its net asset value per share and we may ultimately sell such investment at a discount to its net asset value per share.

The Company’s investments in funds that offer periodic liquidity have redemption frequencies which range from monthly to quarterly and redemption notice periods which range from 30 to 90 days. Investments in private equity typically do not offer liquidity and instead, capital is returned through periodic distributions.

Because there is not a readily available market value for most of the investments in its portfolio, the Company values substantially all of its portfolio investments at fair value as determined in good faith by its board of directors, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which the Company has recorded it.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

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

Where appropriate, prior period consolidated financial statements may have been reclassified to disclose the Company’s Control Investments and Affiliate Investments as defined above. In addition, prior period consolidated financial statements may have been reclassified to present investment industry classifications in a consistent manner with the current year.

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

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. For the period ended June 30, 2018 and December 31, 2017, the Company did not incur any offering costs.

Deferred Financing Costs

Financing costs incurred in connection with the Company’s unsecured notes and revolving credit facilities with Wells Fargo, Citi, and UBS are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 5 - Borrowings for details on the Credit Facilities and unsecured notes.

Distributions

The Company’s board of directors has authorized, and has declared, cash distributions payable on a monthly basis to stockholders of record on each day since it commenced operations. From November 2013 until July 2017, the distribution rate has been $0.002378082 per day, which is equivalent to $0.868 per annum, per share of common stock, except for 2016 where the daily distribution rate was $0.002371585 per day to accurately reflect 2016 being a leap year. In July 2017, the board of directors reduced the distribution rate with respect to the Company’s cash distributions to $0.001780822 per day, which is equivalent to $0.65 annually, per share of common stock.

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

For the period ended June 30, 2018

(Unaudited)

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

The Company has a number of investments in Collateralized Securities. Interest income from investments in the “equity” class of these Collateralized Securities (in the Company’s case, preferred shares or subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40-35, Beneficial Interests in Securitized Financial Assets (“ASC 325-40-35”). The Company monitors the expected cash inflows from its equity investments in Collateralized Securities, including the expected principal repayments. The effective yield is determined and updated quarterly. In accordance with ASC 325-40, investments in CLOs are periodically assessed for other-than-temporary impairment (“OTTI”). When the Company determines that a CLO has OTTI, the amortized cost basis of the CLO is written down as of the date of the determination based on events and information evaluated and that write-down is recognized as a realized loss.

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

Non-accrual income

Investments may be placed on non-accrual status when principal or interest/dividend payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Accrued interest which may include un-capitalized PIK interest is generally reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment of the ultimate outcome. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

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

Income Taxes

The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes in respect of each taxable year if it distributes dividends for federal income tax purposes to stockholders of an amount generally equal to at least 90% of ’‘investment company taxable income,’’ as defined in the Code, and determined without regard to any deduction for dividends paid. Distributions declared prior to the filing of the previous year’s tax return and paid up to twelve months after the previous tax year can be carried back to the prior tax year in determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its ability to be subject to be taxed as a RIC each year. The Company may be subject to federal excise tax imposed at a rate of 4% on certain undistributed amounts. See Note 13 - Income Tax Information and Distributions to Stockholders for additional information.

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

In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows, which will amend FASB ASC 230. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this guidance and the application did not have a material impact on the Company’s consolidated financial statements.

In October 2016, the SEC adopted new rules and amended rules (together, “final rules”) intended to modernize the reporting and disclosure of information by registered investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other amendments. The compliance date for the amendments to Regulation S-X was August 1, 2017. The application of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606 “Identifying Performance Obligations and Licensing”),” which amends the criteria for revenue recognition where an entity enters into contracts with customers to transfer goods or services or where there is a transfer of non-financial assets. Under ASU 2016-10, an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company has evaluated the impact of ASU 2016-10 on its consolidated financial statements and disclosures and determined that the adoption of ASU 2016-10 has not had a material impact on its consolidated financial statements.

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

For the period ended June 30, 2018

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

For investments for which Level 1 inputs, such as quoted prices, were not available at June 30, 2018, the investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company’s investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at June 30, 2018 may differ materially from values that would have been used had a ready market for the securities existed.

In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the board of directors. Portfolio investments are reported on the consolidated statements of assets and liabilities at fair value. On a quarterly basis the Company performs an analysis of each investment to determine fair value as described below.

Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. The Company may also obtain quotes with respect to certain of the Company’s investments from pricing services or brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is readily available according to U.S. GAAP to determine the fair value of the security. If determined readily available, the Company uses the quote obtained.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

(Unaudited)

Investments without a readily determined market value are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in fair value pricing the Company’s investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.

For an investment in an investment fund that does not have a readily determinable fair value, the Company measures the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of ASC Topic 946, as of the Company’s measurement date.

For investments in Collateralized Securities, the Adviser models both the assets and liabilities of each Collateralized Securities’ capital structure. The model uses a waterfall engine to store the collateral data, generate cash flows from the assets, and distribute the cash flows to the liability structure based on priority of payments. The cash flows are discounted using rates that incorporate risk factors such as default risk, interest rate risk, downgrade risk, and credit spread risk, among others. In addition, the Adviser considers broker quotations and/or comparable trade activity is considered as an input to determining fair value when available.

As part of the Company’s quarterly valuation process, the Adviser may be assisted by one or more independent valuation firms engaged by the Company. The board of directors determines the fair value of each investment, in good faith, based on the input of the Adviser and the independent valuation firm(s) (to the extent applicable).

Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to the consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on the consolidated financial statements.

For discussion of the fair value measurement of the Company’s borrowings and derivative, refer to Note 5 and Note 6, respectively.

The following table presents fair value measurements of investments, by major class, as of June 30, 2018, according to the fair value hierarchy:

	Fair Value Measurements
				Measured at
				Net Asset
	Level 1	Level 2	Level 3	value (1)	Total
Senior Secured First Lien Debt	$—	$494,357	$1,294,754	$—	$1,789,111
Senior Secured Second Lien Debt	—	63,645	187,535	—	251,180
Subordinated Debt	—	46,919	62,222	—	109,141
Collateralized Securities	—	—	170,676	—	170,676
Equity/Other	4,466	5,028	104,652	89,389	203,535
Total	$4,466	$609,949	$1,819,839	$89,389	$2,523,643

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

For the period ended June 30, 2018

(Unaudited)

The following table presents fair value measurements of investments, by major class, as of December 31, 2017, according to the fair value hierarchy:

	Fair Value Measurements
				Measured at
				Net Asset
	Level 1	Level 2	Level 3	value (1)	Total
Senior Secured First Lien Debt	$—	$522,031	$1,254,503	$—	$1,776,534
Senior Secured Second Lien Debt	—	34,632	203,881	—	238,513
Subordinated Debt	—	33,250	61,089	—	94,339
Collateralized Securities	—	—	160,195	—	160,195
Equity/Other	10,716	7,843	103,738	111,645	233,942
Total	$10,716	$597,756	$1,783,406	$111,645	$2,503,523

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

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2018:

		Senior Secured
	Senior Secured	Second Lien	Subordinated	Collateralized	Equity/
	First Lien Debt	Debt	Debt	Securities	Other	Total
Balance as of December 31, 2017	$1,254,503	$203,881	$61,089	$160,195	$103,738	$1,783,406
Net change in unrealized appreciation (depreciation) on investments	7,631	(8,941)	25	29,470	(6,487)	21,698
Purchases and other adjustments to cost	298,283	42,740	1,157	21,992	11,954	376,126
Sales and redemptions	(318,839)	(42,816)	—	(10,981)	(7,035)	(379,671)
Net realized gains (losses)	(6,435)	499	(49)	(30,000)	2,482	(33,503)
Transfers in	98,718	—	—	—	—	98,718
Transfers out	(39,107)	(7,828)	—	—	—	(46,935)
Balance as of June 30, 2018	$1,294,754	$187,535	$62,222	$170,676	$104,652	$1,819,839
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$5,837	$(9,131)	$25	$29,470	$(1,422)	$24,779

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

For the six months ended June 30, 2018, there were no transfers out of Level 1 to Level 2. For the six months ended June 30, 2018, eleven investments were transferred out of Level 2 to Level 3. For the six months ended June 30, 2018, five investments were transferred out of Level 3 to Level 2. Transfers during the period were due to changes in management’s assessment of liquidity in the underlying positions.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

(Unaudited)

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2017:

		Senior Secured
	Senior Secured	Second Lien	Subordinated	Collateralized	Equity/
	First Lien Debt	Debt	Debt	Securities	Other	Total
Balance as of December 31, 2016	$916,099	$205,051	$80,540	$249,582	$56,794	$1,508,066
Net change in unrealized appreciation (depreciation) on investments	(23,259)	(558)	(2,718)	(8,140)	13,805	(20,870)
Purchases and other adjustments to cost	427,865	79,561	3,167	161	38,817	549,571
Sales and redemptions	(342,176)	(117,696)	(21,453)	(79,376)	(3,980)	(564,681)
Net realized gains (losses)	(11,753)	1,144	1,553	(2,032)	(1,698)	(12,786)
Transfers in	287,727	36,379	—	—	—	324,106
Transfers out	—	—	—	—	—	—
Balance as of December 31, 2017	$1,254,503	$203,881	$61,089	$160,195	$103,738	$1,783,406
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(36,523)	$(841)	$(1,678)	$(9,353)	$13,573	$(34,822)

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

For the year ended December 31, 2017, there were no transfers out of Level 1 to Level 2 and Level 3 to Level 2. For the year ended December 31, 2017, twenty-five investments were transferred out of Level 2 to Level 3. Transfers during the period were due to changes in management’s assessment of liquidity in the underlying positions.

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur.

The composition of the Company’s investments as of June 30, 2018, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,875,083	$1,789,111	70.9%
Senior Secured Second Lien Debt	261,503	251,180	9.9
Subordinated Debt	110,784	109,141	4.3
Collateralized Securities	174,538	170,676	6.8
Equity/Other	177,438	203,535	8.1
Total	$2,599,346	$2,523,643	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

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

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of June 30, 2018. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

Range
Primary Valuation	Unobservable	Weighted
Asset Category	Fair Value	Technique	Inputs	Minimum	Maximum	Average (a)
Senior Secured First Lien Debt (b)	$923,117	Yield Analysis	Market Yield	6.50%	21.50%	10.01%
Senior Secured First Lien Debt (b) (c)	$141,549	Waterfall Analysis	Discount Rate	17.00%	19.00%	N/A
Senior Secured Second Lien Debt (d)	$161,124	Yield Analysis	Market Yield	9.59%	20.38%	13.75%
Subordinated Debt (c) (e)	$37,192	Waterfall Analysis	Discount Rate	8.35%	8.45%	N/A
Subordinated Debt (c) (e)	$3,592	Yield Analysis	Market Yield	11.20%	13.10%	N/A
Collateralized Securities (f)	$162,674	Discounted Cash Flow	Discount Rate	5.70%	32.00%	19.15%
Equity/Other (g)	$51,052	Waterfall Analysis	Discount Rate	8.50%	18.00%	10.75%
Equity/Other (g)	$37,616	Discounted Cash Flow	Discount Rate	6.02%	11.69%	11.64%
Equity/Other (g)	$1,829	Waterfall Analysis	EBITDA Multiple	1.40	x	10.50	x	7.14	x
Equity/Other (g)	$68	Option Pricing Method	Volatility	30.00%	50.00%	40.00%

(a)	Weighted averages are calculated based on fair value of investments.
(b)	The remaining $230.1 million of senior secured first lien debt consisted of $115.3 million which were valued using a Scenario-Based analysis technique factoring in various unobservable inputs and $114.8 million which were valued based on their respective acquisition prices as the investments closed near year end.
(c)	Weighted average not applicable as this asset category contains one investment.
(d)	The remaining $26.4 million of senior secured second lien debt were valued based on their respective acquisition prices as the investments closed near year end.
(e)	The remaining $21.4 million of subordinated debt were valued using a Scenario-Based analysis technique factoring in various unobservable inputs.

(f)	The remaining $8.0 million of collateralized securities were valued based on their respective acquisition prices as the investments closed near year end.
(g)	The remaining $13.9 million of equity/other investments were valued using the Current Method, factoring in various unobservable inputs and $0.2 million which were valued based on their respective acquisition prices.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

(Unaudited)

There were no significant changes in valuation approach or technique as of June 30, 2018.

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

Range
Primary Valuation	Unobservable	Weighted
Asset Category	Fair Value	Technique	Inputs	Minimum	Maximum	Average (a)
Senior Secured First Lien Debt (b)	$967,773	Yield Analysis	Market Yield	5.00%	26.75%	9.21%
Senior Secured First Lien Debt (b) (c)	$141,549	Waterfall Analysis	Discount Rate	15.00%	17.00%	N/A
Senior Secured Second Lien Debt (d)	$184,572	Yield Analysis	Market Yield	9.25%	15.05%	11.91%
Subordinated Debt (c) (e)	$37,192	Waterfall Analysis	Discount Rate	8.20%	9.20%	N/A
Subordinated Debt (c) (e)	$3,312	Yield Analysis	Market Yield	12.50%	14.60%	N/A
Collateralized Securities	$160,195	Discounted Cash Flow	Discount Rate	12.35%	37.50%	20.37%
Equity/Other (f)	$51,282	Waterfall Analysis	Discount Rate	8.45%	16.00%	10.65%
Equity/Other (f)	$27,589	Discounted Cash Flow	Discount Rate	5.63%	12.19%	12.05%
Equity/Other (f)	$1,462	Waterfall Analysis	EBITDA Multiple	4.00	x	10.50	x	9.31	x
Equity/Other (f)	$47	Option Pricing Method	Volatility	30.00%	50.00%	40.00%

(a)	Weighted averages are calculated based on fair value of investments.
(b)	The remaining $145.2 million of senior secured first lien debt consisted of $113.5 million which were valued using a Scenario-Based analysis technique factoring in various unobservable inputs and $31.7 million which were valued based on their respective acquisition prices as the investments closed near year end.
(c)	Weighted average not applicable as this asset category contains one investment.
(d)	The remaining $19.3 million of senior secured second lien debt were valued based on their respective acquisition prices as the investments closed near year end.
(e)	The remaining $20.6 million of subordinated debt were valued using a Scenario-Based analysis technique factoring in various unobservable inputs.
(f)	The remaining $23.2 million of equity/other investments were valued using the Current Method, factoring in various unobservable inputs and $0.2 million which were valued based on their respective acquisition prices as the investments closed near year end.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

(Unaudited)

As of June 30, 2018, the Company had four portfolio companies, which represented seven portfolio investments, on non-accrual status with a total principal amount of $144.6 million, amortized cost of $113.3 million, and fair value of $39.2 million which represented 4.7%, 4.4% and 1.6% of the investment portfolio’s total principal, amortized cost and fair value, respectively. As of December 31, 2017, the Company had four portfolio companies, which represented eight portfolio investments, on non-accrual status with a total principal amount of $120.2 million, amortized cost of $97.6 million, and fair value of $21.0 million which represented 4.0%, 3.8% and 0.8% of the investment portfolio’s total principal, amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy.

The Triangle Transaction

On April 3, 2018, Benefit Street Partners L.L.C. (“BSP”), through an affiliate, entered into an Asset Purchase Agreement (the “APA”) with Triangle Capital Corporation (“Triangle”) under which certain funds advised by BSP agreed to acquire Triangle’s Investment Portfolio (the “Triangle Portfolio”) for $981.2 million in cash, as adjusted in accordance with the terms of the APA (the “Triangle Transaction”). Our Adviser is an affiliate of BSP, and we participated in the Triangle Transaction by purchasing a portion of the Triangle Portfolio. The final allocation of the assets in the Triangle Portfolio among the Company and the other funds advised by BSP was determined prior to the closing of the Triangle Transaction in accordance with BSP’s allocation policy. This allocation policy typically results in the Company receiving approximately 20-25% of the allocation of each BSP transaction in which the Company participates. However, the final allocation of the investments in the Triangle Portfolio by BSP will be based on a number of factors, including, among others, our available capital at the time of allocation, changes in the composition of the Triangle Portfolio between the signing of the APA and the closing of the Triangle Transaction, the suitability of the investments in Triangle’s Portfolio for the Company as compared to the other funds managed by BSP, regulatory guidance (if any) regarding the allocation of certain Triangle Portfolio assets between funds managed by BSP and changes in the relative size of the funds managed by BSP.

The APA contains customary representations, warranties and covenants, including covenants regarding the non-solicitation of competing offers from third parties. The obligations of the parties to complete the Triangle Transaction were subject to certain customary conditions, including: (a) the approval by Triangle’s stockholders of the APA and the matters that are conditions to closing of the APA; (b) the approval by Triangle’s stockholders of the matters to be voted upon by them that are conditions to closing under the Stock Purchase and Transaction Agreement (the “SPA”) by and between Triangle and Barings LLC; (c) no law, injunction, order, decree entered by a governmental entity is in effect preventing or prohibiting the transactions contemplated by the APA; (d) if applicable, the expiration or termination of all waiting periods (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (e) the absence of a pending suit or proceeding by a governmental entity that has a reasonable likelihood of success (i) challenging the Triangle Transaction, seeking to restrain or prohibit the consummation of the Triangle Transaction or seeking to obtain from Triangle or BSP any damages that are material in relation to Triangle and its subsidiaries taken as a whole, or (ii) seeking to prohibit BSP or any of its subsidiaries from effectively controlling in any material respect the business or operations of Triangle and its subsidiaries.

On July 31, 2018, BSP completed the Triangle Transaction. The gross cash proceeds paid to Triangle were approximately $793.3 million, after adjustments to take into account portfolio activity and other matters occurring since December 31, 2017, as described in greater detail in the APA. In accordance with BSP’s allocation policy, Business Development Corporation of America acquired approximately 24% of the assets in the Portfolio for an aggregate purchase price of approximately $188.1 million.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

(Unaudited)

Base Management Fee

The base management fee is calculated at an annual rate of 1.5% of the Company’s average gross assets. Any unrealized appreciation or depreciation associated with a derivative contract, if any, increases or decreases, respectively, the Company’s gross assets. The base management fee is payable quarterly in arrears. Average gross assets is calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. All or any part of the base management fee not taken as to any quarter may be deferred without interest and may be taken in such other quarter as the Adviser will determine within three years. The base management fee for any partial month or quarter is appropriately pro-rated.

As of June 30, 2018 and December 31, 2017, $10.1 million and $9.9 million was payable to the Adviser for base management fees, respectively.

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

As of June 30, 2018 and December 31, 2017, $4.9 million and $4.6 million was payable to the Adviser for the incentive fee on income, respectively.

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

For the period ended June 30, 2018

(Unaudited)

The BSP Transaction

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

Administration Agreement

In connection with the closing of the Transaction, the Company terminated the previous administration agreement and entered into a new administration agreement with BSP on November 1, 2016. In connection with the New Administration Agreement, BSP provides the Company with office facilities and administrative services. As of June 30, 2018 and December 31, 2017, $0.1 million and $0.6 million was payable to BSP under the New Administration Agreement, respectively.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

(Unaudited)

Note 5 — Borrowings

Wells Fargo Credit Facility

On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank as collateral agent, account bank and collateral custodian (the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility, which was subsequently amended on April 26, 2013, September 9, 2013, June 30, 2014, May 29, 2015, November 4, 2015, May 18, 2017, April 3, 2018, and May 9, 2018 provides for borrowings in an aggregate principal amount of up to $500.0 million on a committed basis. The Wells Fargo Credit Facility has a maturity date of May 9, 2023.

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

Borrowings under the Wells Fargo Credit Facility are subject to compliance with a borrowing base, pursuant to which the amount of funds advanced to Funding I varies depending upon the types of loans in Funding I’s portfolio. The Wells Fargo Credit Facility may be prepaid in whole or in part, subject to customary breakage costs.

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

On April 6, 2018, the Company borrowed $90.6 million under the Wells Fargo Credit Facility and used such proceeds, together with cash on hand, to repay at maturity the debt financing facility that it had entered into with UBS AG, London Branch through a wholly-owned special-purpose, bankruptcy-remote subsidiary, BDCA Helvetica Funding, Ltd.

Citi Credit Facility

On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into a credit facility (the “Citi Credit Facility”) with Citibank, N.A. (“Citi”) as administrative agent and U.S. Bank as collateral agent, account bank and collateral custodian. The Citi Credit Facility, which was subsequently amended on October 14, 2015, provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility. The Citi Credit Facility was amended on November 28, 2017 to extend the investment period to May 31, 2019. The Citi Credit Facility has a maturity date of May 28, 2020.

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

UBS Credit Facility

On April 7, 2015, the Company, through a wholly-owned, special-purpose, bankruptcy-remote subsidiary, Helvetica Funding, entered into a debt financing facility with UBS AG, London Branch (“UBS”), pursuant to which $150.0 million has been made available to the Company to fund investments in new securities and for other general corporate purposes (the “UBS Credit Facility”). The UBS Credit Facility was subsequently amended on July 10, 2015 to increase the amount of debt available to the Company under the facility from $150.0 million to $210.0 million. On June 6, 2016, the UBS credit facility was again amended to increase the amount of debt available from $210.0 million to $232.5 million. In addition, the amended facility increased the applicable spread over a three-month LIBOR from 3.90% to 4.05% per annum for the relevant period and increased the permissible percentage of second lien loans from 60% to 70%. Pricing under the transaction is based on three-month LIBOR plus a spread of 4.05% per annum for the relevant period. The maturity date of the UBS Credit Facility was April 7, 2018.

On April 6, 2018, the Company repaid the UBS Facility and all related liens were released.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

(Unaudited)

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

2022 Notes

On December 14, 2017, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Sandler O’Neill & Partners, L.P (the “Initial Purchaser”) relating to the Company’s sale of $150.0 million aggregate principal amount of its 4.75% fixed rate notes due 2022 (the “2022 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a) (2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to institutional accredited investors under Rule 501(a)(1), (2), (3) or (7) under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The Purchase Agreement also includes customary representations, warranties and covenants by the Company. Under the terms of the Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The 2022 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2022 Notes was approximately $147.0 million, after deducting an offering price discount of approximately $0.8 million, as well as Initial Purchaser’s discounts and commissions of approximately $1.7 million and offering expenses of approximately $0.6 million, each payable by the Company. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives and for general corporate purposes.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

(Unaudited)

The 2022 Notes were issued pursuant to an Indenture dated as of December 19, 2017 (the “Indenture”), between the Company and U.S. Bank National Association, trustee (the “Trustee”), and a Supplemental Indenture, dated as of December 19, 2017 (the “Supplemental Indenture”), between the Company and the Trustee. The 2022 Notes will mature on December 30, 2022, unless repurchased or redeemed in accordance with their terms prior to such date. The Notes bear interest at a rate of 4.75% per year payable semi-annually on June 30 and December 30 of each year, commencing on June 30, 2018. The 2022 Notes will be general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2022 Notes. The 2022 Notes will rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles or similar facilities, including credit facilities entered into by the Company’s wholly owned, special purpose financing subsidiaries.

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

2023 Notes

On May 11, 2018, Business Development Corporation of America (the “Company”) entered into a Purchase Agreement (the “Purchase Agreement”) with Sandler O’Neill & Partners, L.P (the “Initial Purchaser”) relating to the Company’s sale of $60 million aggregate principal amount of its 5.375% fixed rate notes due 2023 (the “Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144Apromulgated under the Securities Act and to institutional accredited investors under Rule 501 (a)(1), (2), (3) or (7) under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The Purchase Agreement also includes customary representations, warranties and covenants by the Company. Under the terms of the Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the Notes were approximately $58.7 million, after deducting an offering price discount of approximately $0.3 million, as well as Initial Purchaser’s discounts and commissions of approximately $0.6 million and estimated offering expenses of approximately $0.4 million, each payable by the Company. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives and for general corporate purposes. The Notes were issued pursuant to an Indenture dated as of December 19, 2017 (the “Base Indenture”), between the Company and U.S. Bank National Association, trustee (the “Trustee”), and a Second Supplemental Indenture, dated as of May 16, 2018 (the “Second Supplemental Indenture” and together with the Base Indenture, the “Indenture”), between the Company and the Trustee. The Notes will mature on May 30, 2023, unless repurchased or redeemed in accordance with their terms prior to such date. The Notes bear interest at a rate of 5.375% per year payable semi-annually on May 30 and November 30 of each year, commencing on November 30, 2018. The Notes will be general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes. The Notes will rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles or similar facilities, including credit facilities entered into by the Company’s wholly owned, special purpose financing subsidiaries. The Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the Investment Company Act of 1940, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture. In addition, if a change of control repurchase event, as defined in the Indenture, occurs prior to maturity, holders of the Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the Notes at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

(Unaudited)

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

The weighted average annualized interest cost for all borrowings for the six months ended June 30, 2018, and June 30, 2017 was 4.42% and 3.85%, respectively. The average daily debt outstanding for the six months ended June 30, 2018, and June 30, 2017 was $1.3 billion and $942.3 million, respectively. The maximum debt outstanding for the six months ended June 30, 2018, and June 30, 2017 was $1.5 billion and $1.0 billion, respectively.

The following table represents borrowings as of June 30, 2018:

				Less	Amount
		Total Aggregate		Deferred	per
		Borrowing	Total Principal	Financing	Balance
	Maturity Date	Capacity	Outstanding	Costs	Sheet
Wells Fargo Credit Facility	5/9/2023	$500,000	$398,652	$(8,560)	$390,092
Citi Credit Facility	5/28/2020	400,000	356,000	(1,530)	354,470
2023 Notes	5/30/2023	60,000	59,680	(928)	58,752
2022 Notes	12/30/2022	150,000	149,256	(2,054)	147,202
2020 Notes	9/1/2020	100,000	99,315	(273)	99,042
Totals		$1,210,000	$1,062,903	$(13,345)	$1,049,558

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

(Unaudited)

The following table represents borrowings as of December 31, 2017:

				Less	Amount
		Total Aggregate		Deferred	per
		Borrowing	Total Principal	Financing	Balance
	Maturity Date	Capacity	Outstanding	Costs	Sheet
Wells Fargo Credit Facility	5/18/2022	$400,000	$188,051	$(6,299)	$181,752
Citi Credit Facility	5/28/2020	400,000	336,003	(1,902)	334,101
UBS Credit Facility	4/7/2018	232,500	232,500	(110)	232,390
2022 Notes	12/30/2022	150,000	149,175	(2,280)	146,895
2020 Notes	9/1/2020	100,000	99,158	(335)	98,823
JPMC PB Account	n/a	49,994	36,262	—	36,262
Totals		$1,332,494	$1,041,149	$(10,926)	$1,030,223

The following table represents interest and debt fees for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018					Six Months Ended June 30, 2018

		Non-		Deferred			Non-		Deferred
	Interest	Usage	Interest	Financing	Other	Interest	Usage	Interest	Financing	Other
	Rate	Rate	Expense	Costs (3)	Fees (4)	Rate	Rate	Expense	Costs (3)	Fees (4)
Wells Fargo Credit Facility	(1)	(2)	$4,547	$405	$167	(1)	(2)	$6,709	$760	$665
Citi Credit Facility	L+1.60%	0.50%	3,806	200	54	L+1.70%	0.50%	6,604	395	150
UBS Credit Facility	L+4.05%	n/a	325	7	21	L+4.05%	n/a	3,696	110	46
2023 Notes	5.38%	n/a	411	20	—	5.38%	n/a	411	20	—
2022 Notes	4.75%	n/a	1,822	114	4	4.75%	n/a	3,644	226	8
2020 Notes	6.00%	n/a	1,579	31	—	6.00%	n/a	3,157	62	—
JPMC PB Account	L+0.90%	n/a	270	—	—	L+0.90%	n/a	570	—	—
Totals			$12,760	$777	$246			$24,791	$1,573	$869

(1)	Interest rate is priced at one month’s LIBOR with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum, depending on the composition of the portfolio of loans owned.
(2)	The non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the unused balance that exceeds 25%.

(3)	Amortization of deferred financing costs.
(4)	Includes non-usage fees, custody fees and trustee fees.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

(Unaudited)

The following table represents interest and debt fees for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017					Six Months Ended June 30, 2017
		Non-		Deferred			Non-		Deferred
	Interest	Usage	Interest	Financing	Other	Interest	Usage	Interest	Financing	Other
	Rate	Rate	Expense	Costs (3)	Fees (4)	Rate	Rate	Expense	Costs (3)	Fees (4)
Wells Fargo Credit Facility	(1)	(2)	$2,860	$285	$265	(1)	(2)	$5,228	$498	$503
Citi Credit Facility	L+1.70%	0.50%	2,264	184	124	L+1.70%	0.50%	4,295	367	264
UBS Credit Facility	L+4.05%	n/a	3,054	103	32	L+4.05%	n/a	5,985	205	55
Unsecured Notes	6.00%	n/a	1,579	31	—	6.00%	n/a	3,156	62	7
JPMC PB Account	L+0.90%	n/a	29	—	—	L+0.90%	n/a	35	—	—
Totals			$9,786	$603	$421			$18,699	$1,132	$829

(1)	Interest rate is priced at one month’s LIBOR with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum, depending on the composition of the portfolio of loans owned.
(2)	The non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the unused balance that exceeds 25%.

(3)	Amortization of deferred financing costs.
(4)	Includes non-usage fees, custody fees and trustee fees.

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature. The fair value of the Company’s 2020 Notes, 2022 Notes and 2023 Notes are derived from market indications provided by Bloomberg Finance L.P. at June 30, 2018. The fair value of the Company’s 2020 Notes and 2022 Notes are derived from market indications provided by Bloomberg Finance L.P. at December 31, 2017.

At June 30, 2018, the carrying amount of our secured borrowings approximated their fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2018 and December 31, 2017, our borrowings would be deemed to be Level 3, as defined in Note 3.

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below (amounts in thousands):

	Level	Carrying Amount at June 30, 2018	Fair Value at June 30, 2018
Wells Fargo Credit Facility	3	$398,652	$398,652
Citi Credit Facility	3	356,000	356,000
2023 Notes	3	59,680	60,048
2022 Notes	3	149,256	151,742
2020 Notes	3	99,315	103,862
Totals		$1,062,903	$1,070,304

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

(Unaudited)

	Level	Carrying Amount at December 31, 2017	Fair Value at December 31, 2017
Wells Fargo Credit Facility	3	$188,051	$188,051
Citi Credit Facility	3	336,003	336,003
UBS Credit Facility	3	232,500	232,500
2022 Notes	3	149,175	148,811
2020 Notes	3	99,158	103,276
JPMC PB Account	3	36,262	36,262
Totals		$1,041,149	$1,044,903

Note 6 — Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company’s investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company’s forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with creditworthy counterparties.

At June 30, 2018, the forward foreign currency contract was classified within Level 2 of the fair value hierarchy. The derivative held at period end was not subject to a master netting arrangement or other similar agreement.

Note 7 — Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2018, the Company had unfunded commitments on delayed draw term loans of $29.0 million, unfunded commitments on revolver term loans of $15.4 million and unfunded equity capital commitments of $0.5 million. As of December 31, 2017, the Company had unfunded commitments on delayed draw term loans of $38.7 million, unfunded commitments on revolver term loans of $19.8 million and unfunded equity capital commitments of $6.0 million. The unfunded commitments are disclosed in the Company’s consolidated schedule of investments. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.

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

For the period ended June 30, 2018

(Unaudited)

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

Note 9 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company’s registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company’s IPO terminated. Through June 30, 2018, the Company sold 198.2 million shares of common stock for gross proceeds of $2.1 billion, including the shares purchased by an affiliate of BSP and shares issued under the Company’s DRIP. Following the time the Company’s updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company is no longer issuing new shares except for DRIP shares. From inception of the Company’s DRIP plan to June 30, 2018, the Company had repurchased 18.8 million shares of common stock through its share repurchase program for payments of $166.2 million.

The following table reflects the common stock activity for the six months ended June 30, 2018 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	2,426,736	20,138
Share Repurchases	(2,711,841)	(22,548)
	(285,105)	$(2,410)

The following table reflects the common stock activity for the year ended December 31, 2017 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	6,162,092	52,455
Share Repurchases	(3,548,885)	(30,212)
	2,613,207	$22,243

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

(Unaudited)

Note 10 — Share Repurchase Program

The Company intends to conduct semi-annual tender offers pursuant to its share repurchase program (“SRP”). The Company’s board of directors considers the following factors in making its determination regarding whether to cause the Company to offer to repurchase shares and under what terms:

•	the effect of such repurchases on the Company’s qualification as a RIC (including the consequences of any necessary asset sales);
•	the liquidity of the Company’s assets (including fees and costs associated with disposing of assets);
•	the Company’s investment plans and working capital requirements;
•	the relative economies of scale with respect to the Company’s size;
•	the Company’s history in repurchasing shares or portions thereof;
•	the condition of the securities markets.

On March 8, 2016, the Company’s board of directors amended the Company’s SRP. The Company intends to conduct tender offers on a semi-annual basis, instead of on a quarterly basis as was done previously. The Company intends to continue to limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% at each semi-annual tender offer. In addition, in the event of a stockholder’s death or disability, any repurchases of shares made in connection with a stockholder’s death or disability may be included within the overall limitation imposed on tender offers during the relevant redemption period, which provides that the Company may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period. The Company’s four most recent tender offers were oversubscribed.

					Aggregate
				Repurchase	Consideration for
		Shares	Shares	Price Per	Repurchased Shares
Offer Date	Repurchase Date	Tendered	Repurchased	Share	(in thousands)
September 12, 2012	October 8, 2012	—	—	$9.71	$—
December 13, 2012	January 15, 2013	46,975	10,732	$9.90	$106.22
March 27, 2013	April 25, 2013	29,625	29,625	$10.18	$301.58
July 15, 2013	August 13, 2013	30,365	30,365	$10.18	$308.97
October 22, 2013	November 21, 2013	55,255	55,255	$10.36	$572.44
February 4, 2014	March 6, 2014	68,969	68,969	$10.36	$714.52
June 6, 2014	July 11, 2014	117,425	117,425	$10.36	$1,216.38
August 7, 2014	September 10, 2014	111,854	111,854	$10.36	$1,158.80
December 19, 2014	January 23, 2015	313,101	313,101	$10.36	$3,243.73
March 16, 2015	April 15, 2015	162,688	162,688	$10.36	$1,685.45
June 26, 2015	July 31, 2015	533,527	533,527	$9.72	$5,185.88
September 18, 2015	October 20, 2015	728,874	728,874	$9.53	$6,946.17
December 23, 2015	January 25, 2016	7,375,871	3,053,869	$9.22	$28,156.67
July 26, 2016	December 31, 2016	17,004,354	6,715,864	$8.58	$57,622.10
June 8, 2017	July 6, 2017	11,747,753	3,433,482	$8.52	$28,576.26
December 19, 2017	January 19, 2018	21,521,235	2,547,524	$8.31	$21,350.21

Share amounts in the table above represent amounts filed in the tender offer.

Through June 30, 2018, the Company had repurchased an aggregate of 18.8 million shares of common stock for payments of $166.2 million. As of December 31, 2017, the Company had repurchased 16.0 million shares of common stock for payments of $143.6 million. Amounts include additional shares tendered for death and disability as permitted.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

(Unaudited)

Note 11 — Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of June 30, 2018 and December 31, 2017.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three and six months ended June 30, 2018 and June 30, 2017.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic and diluted
Net increase in net assets resulting from operations	$18,213	$14,714	$40,188	$34,081
Weighted average common shares outstanding	179,033,251	179,880,734	179,139,837	179,052,951
Net increase in net assets resulting from operations per share	$0.10	$0.08	$0.22	$0.19

Note 12 — Distributions

The Company’s board of directors has authorized, and has declared, cash distributions payable on a monthly basis to stockholders of record on each day since it commenced operations. From November 2013 until July 2017, the distribution rate has been $0.002378082 per day, which is equivalent to $0.868 per annum, per share of common stock, except for 2016 where the daily distribution rate was $0.002371585 per day to accurately reflect 2016 being a leap year. In July 2017, the board of directors reduced the distribution rate with respect to the Company’s cash distributions to $0.001780822 per day, which is equivalent to $0.65 annually, per share of common stock.

The amount of each such distribution is subject to the discretion of the board of directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the month using record and declaration dates and accrues distributions on the date the Company accepts a subscription for shares of the Company’s common stock. The distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.

From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO and Follow-on. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of June 30, 2018, the Company had accrued $9.6 million in stockholder distributions that were unpaid. As of December 31, 2017, the Company had accrued $9.9 million in stockholder distributions that were unpaid.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

(Unaudited)

The table below reflects the cash distributions per share that we have paid on our common stock since January 2016.

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2016:
January 31, 2016	February 3, 2016	$0.07	$8,922	$4,298	$13,220
February 28, 2016	March 1, 2016	0.07	7,014	5,333	12,347
March 31, 2016	April 1, 2016	0.07	7,363	5,718	13,081
April 30, 2016	May 2, 2016	0.07	12,708	(2)	12,706
May 31, 2016	June 2, 2016	0.07	7,582	5,539	13,121
June 30, 2016	July 1, 2016	0.07	7,438	5,304	12,742
July 31, 2016	August 1, 2016	0.07	7,789	5,421	13,210
August 31, 2016	September 1, 2016	0.07	7,908	5,351	13,259
September 30, 2016	October 3, 2016	0.07	7,745	5,127	12,872
October 31, 2016	November 1, 2016	0.07	8,067	5,273	13,340
November 30, 2016	December 1, 2016	0.07	7,947	5,073	13,020
December 31, 2016	January 3, 2017	0.07	8,311	5,205	13,516
			$98,794	$57,640	$156,434
2017:
January 31, 2017	February 3, 2017	$0.07	$7,983	$5,081	$13,064
February 28, 2017	March 1, 2017	0.07	7,250	4,612	11,862
March 31, 2017	April 3, 2017	0.07	8,135	5,060	13,195
April 30, 2017	May 1, 2017	0.07	7,942	4,881	12,823
May 31, 2017	June 1, 2017	0.07	8,270	4,995	13,265
June 30, 2017	July 3, 2017	0.07	8,064	4,813	12,877
July 31, 2017	August 3, 2017	0.06	6,307	3,692	9,999
August 31, 2017	September 1, 2017	0.06	6,223	3,622	9,845
September 30, 2017	October 2, 2017	0.05	6,060	3,477	9,537
October 31, 2017	November 1, 2017	0.06	6,303	3,574	9,877
November 30, 2017	December 1, 2017	0.05	6,140	3,443	9,583
December 31, 2017	January 2, 2018	0.06	6,388	3,535	9,923
			$85,065	$50,785	$135,850
2018:
January 31, 2018	February 1, 2018	$0.06	$6,443	$3,503	$9,946
February 28, 2018	March 1, 2018	0.05	5,809	3,129	8,938
March 31, 2018	April 1, 2018	0.06	6,436	3,407	9,843
April 30, 2018	May 1, 2018	0.05	6,288	3,255	9,543
May 31, 2018	June 1, 2018	0.06	6,577	3,309	9,886
June 29, 2018	July 2, 2018	0.05	6,405	3,182	9,587
			$37,958	$19,785	$57,743

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

For the period ended June 30, 2018

(Unaudited)

Note 13 — Income Tax Information and Distributions to Stockholders

The Company has elected to be treated for federal income tax purposes as a RIC under the Code. Generally, a RIC is exempt from federal income taxes if it meets, certain quarterly asset diversification requirements, annual income tests, and distributes to stockholders its ’‘investment company taxable income,’’ as defined in the Code, each taxable year. Distributions declared prior to the filing of the previous year’s tax return and paid up to one year after the previous tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its RIC status each year. The Company may also be subject to federal excise taxes of 4%.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses). If the Company’s expenses in a given taxable year exceed gross taxable income (e.g., as the result of large amounts of equity-based compensation), it would incur a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to the RIC’s stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such net capital losses, and use them to offset capital gains indefinitely. Due to these limits on the deductibility of expenses and net capital losses, the Company may for tax purposes have aggregate taxable income for several taxable years that it is required to distribute and that is taxable to stockholders even if such taxable income is greater than the aggregate net income the Company actually earned during those taxable years. Such required distributions may be made from the Company cash assets or by liquidation of investments, if necessary. The Company may realize gains or losses from such liquidations. In the event the Company realizes net capital gains from such transactions, the Company may receive a larger capital gain distribution than it would have received in the absence of such transactions.

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

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company’s 2017, 2016, 2015 and 2014 federal tax returns remain subject to examination by the Internal Revenue Service.

As of June 30, 2018, the Company had a deferred tax asset of $1.6 million and a deferred tax liability of $(4.4) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.6 million. As of December 31, 2017, the Company had a deferred tax asset of $1.6 million and a deferred tax liability of $(3.6) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.6 million.

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

The deferred tax asset valuation allowance has been determined pursuant to the provisions of ASC Topic 740, including the Company’s estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

(Unaudited)

Note 14 — Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2018 and June 30, 2017:

	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,
	2018	2017
Per share data:
Net asset value, beginning of period	$8.30	$8.62
Results of operations (1)
Net investment income	0.29	0.30
Net realized and unrealized loss, net of deferred taxes	(0.07)	(0.11)
Net increase in net assets resulting from operations	0.22	0.19
Stockholder distributions (2)
Distributions from net investment income	(0.32)	(0.43)
Net decrease in net assets resulting from stockholder distributions	(0.32)	(0.43)
Capital share transactions
Issuance of common stock (3)	—	—
Repurchases of common stock	—	—
Net decrease in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$8.20	$8.38
Shares outstanding at end of period	179,448,893	180,493,481
Total return (4)	2.72%	2.20%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$1,474,216	$1,516,005
Ratio of net investment income to average net assets (6) (7)	7.71%	7.83%
Ratio of total expenses to average net assets (6) (7)	8.17%	6.95%
Portfolio turnover rate (5)	21.24%	19.92%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock mainly from the Company’s DRIP.
(4)	Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP.
(5)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Not annualized.
(6)	Ratios are annualized, except for incentive fees.
(7)	There were no offering costs during the period.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

(Unaudited)

Note 15 — Schedules of Investments and Advances to Affiliates

The following table presents the Schedule of Investments and Advances to Affiliates as of June 30, 2018:

			Amount of	Beginning
			dividends	Fair Value					Fair
			and interest	at			Realized	Change in	Value at
			included in	December	Gross	Gross	Gain/	Unrealized	June 30,
Portfolio Company (1)	Type of Asset	Industry	income	31, 2017	additions*	reductions**	(Loss)	Gain (Loss) (6)	2018
Control Investments
California Resources Development JV, LLC - Preferred Equity - 9.00% (11)	Equity/Other	Metals & Mining	$2,101	$26,984	$11,899	$(2,134)	$—	$555	$37,304
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (4) (10) (11)	Equity/Other	Food Products	—	—	—	—	—	—	—
Capstone Nutrition (fka Integrity Nutraceuticals) - L+12.50% (14.86%), 9/25/2020 (4) (8) (11)	Senior Secured First Lien Debt	Food Products	—	—	2,829	—	—	154	2,983
Capstone Nutrition (fka Integrity Nutraceuticals) - L+12.50% (14.86%), 9/25/2020 (4) (8) (11)	Senior Secured First Lien Debt	Food Products	—	4,096	—	—	—	(1,016)	3,080
Capstone Nutrition (fka Integrity Nutraceuticals) - L+12.50% (14.86%), 9/25/2020 (4) (8)	Senior Secured First Lien Debt	Food Products	—	9,467	—	—	—	(2,348)	7,119
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (4) (10) (11)	Equity/Other	Food Products	—	—	—	—	—	—	—
Kahala Ireland OpCo Designated Activity Company - L+8.00% (13.00%), 12/23/2028 (3) (8) (11)	Senior Secured First Lien Debt	Aerospace & Defense	9,252	141,549	—	—	—	—	141,549
Kahala Ireland OpCo Designated Activity Company - Common Equity (3) (10) (11)	Equity/Other	Aerospace & Defense	—	11,709	—	—	—	(2,867)	8,842
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (3) (10) (11)	Equity/Other	Aerospace & Defense	—	3,250	—	(20)	—	20	3,250
Kahala US OpCo LLC - Class A Preferred Units - 13.00% (3) (10) (11)	Equity/Other	Aerospace & Defense	—	—	—	—	—	—	—
NexSteppe Inc. - Series C Preferred Stock Warrant (10) (11)	Equity/Other	Chemicals	—	—	—	—	—	—	—
NexSteppe Inc. - 12.00%, 9/30/2018 (8) (11)	Senior Secured First Lien Debt	Chemicals	—	—	250	—	—	(250)	—
NexSteppe Inc. - 12.00%, 9/30/2018 (8) (11)	Senior Secured First Lien Debt	Chemicals	—	—	—	—	—	—	—
NMFC Senior Loan Program I, LLC	Equity/Other	Diversified Investment Vehicles	3,126	50,805	—	—	—	261	51,066
Park Ave RE Holdings, LLC - 13.00%, 12/31/2021 (2) (8) (9) (11)	Subordinated Debt	Real Estate Management & Development	2,431	37,192	—	—	—	—	37,192
Park Ave RE Holdings, LLC - Common Shares (2) (10) (11)	Equity/Other	Real Estate Management & Development	—	12,678	—	102	—	2,535	15,315
Park Ave RE Holdings, LLC - Preferred Shares - 8.00% (2) (10) (11)	Equity/Other	Real Estate Management & Development	—	23,645	—	—	—	—	23,645
South Grand MM CLO I, LLC	Equity/Other	Diversified Investment Vehicles	—	28,904	—	(22,833)	—	1,664	7,735
Total Control Investments			$16,910	$350,279	$14,978	$(24,885)	$—	$(1,292)	$339,080

Affiliate Investments

Answers Corporation - Common Equity (10) (11)	Equity/Other	Technology	$—	$14,231	$—	$—	$—	$(4,081)	10,150
Answers Corporation (7) (11)	Senior Secured First Lien Debt	Technology	82	2,916	7	(3,007)	55	29	—
Answers Corporation - L+5.00% (6.90%), 9/15/2021 (11)	Senior Secured Second Lien Debt	Technology	287	4,371	79	(24)	3	(10)	4,419

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

(Unaudited)

			Amount of
			dividends
			and interest	Beginning Fair Value at			Realized	Change in	Fair Value at
			included in	December	Gross	Gross	Gain/	Unrealized	June 30,
Portfolio Company (1)	Type of Asset	Industry	income	31, 2017	additions*	reductions**	(Loss)	Gain (Loss) (6)	2018
B&M CLO 2014-1, LTD. Subordinated Notes - 5.38%, 4/16/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	$543	$12,804	$—	$(1,041)	$(1,857)	$2,067	$11,973
Basho Technologies, Inc. (7)	Senior Secured First Lien Debt	Software	—	—	—	(92)	(6,393)	6,485	—
Basho Technologies, Inc. (7)	Senior Secured First Lien Debt	Software	—	—	—	—	(2,550)	2,550	—
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant (7)	Equity/Other	Software	—	—	—	—	(2,000)	2,000	—
CVP Cascade CLO, LTD. Subordinated Notes - 40.02%, 1/16/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	528	4,121	—	(677)	(5,500)	4,296	2,240
Figueora - Class F Notes - 12.34%, 1/15/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	—	—	8,000	—	—	—	8,000
Figueroa CLO 2014-1, LTD. Subordinated Notes - 13.61%, 1/15/2027	Collateralized Securities	Diversified Investment Vehicles	882	12,508	—	(481)	(4,000)	4,089	12,116
Danish CRJ LTD. - Common Equity (10) (11)	Equity/Other	Aerospace & Defense	—	605	—	(2)	—	(291)	312
MidOcean Credit CLO II, LLC Income Notes - 13.18%, 1/29/2030 (11)	Collateralized Securities	Diversified Investment Vehicles	1,069	20,651	—	—	—	(176)	20,475
MidOcean Credit CLO III, LLC Subordinated Notes - 14.92%, 4/25/2031 (11)	Collateralized Securities	Diversified Investment Vehicles	1,171	17,508	1,738	(1,091)	(3,300)	2,823	17,678
MidOcean Credit CLO IV, LLC Income Notes - 16.18%, 4/15/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	947	12,212	—	(223)	—	21	12,010
NewStar Arlington Senior Loan Program LLC Class FR Notes - 20.31%, 7/25/2025 (11)	Collateralized Securities	Diversified Investment Vehicles	2,265	25,439	—	(1,286)	—	5,067	29,220
NewStar Arlington Senior Loan Program LLC Class FR Notes - 13.36%, 4/25/2031	Collateralized Securities	Diversified Investment Vehicles	121	—	4,523	—	—	2	4,525
NewStar Exeter Fund CLO – Debt - 9.86%, 1/20/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	591	8,660	80	—	—	56	8,796
NewStar Exeter Fund CLO – Equity - 0.00%, 1/19/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	(82)	13,089	—	(1,704)	(7,000)	6,091	10,476
OFSI Fund VI, Ltd. - Subordinated Notes - 0.00%, 3/20/2025 (11)	Collateralized Securities	Diversified Investment Vehicles	183	10,162	—	(1,504)	(1,000)	87	7,745
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	768	10,136	—	—	—	74	10,210
Related Fee Agreements (5)	Collateralized Securities	Diversified Investment Vehicles	(6)	3,917	—	(1,414)	(343)	580	2,740
Silver Spring CLO, Ltd. - 4.84%, 10/16/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	335	10,363	—	(740)	(6,000)	3,883	7,506
Tax Defense Network, LLC - L +10.00% (12.34%), 8/27/2019 (8) (11)	Senior Secured First Lien Debt	Diversified Consumer Services	157	7,477	—	—	—	39	7,516
Tax Defense Network, LLC - Common Equity (10) (11)	Equity/Other	Diversified Consumer Services	—	—	—	—	—	—	—
Tennenbaum Waterman Fund, L.P.	Equity/Other	Diversified Investment Vehicles	686	10,427	—	—	—	481	10,908
THL Credit Greenway Fund II LLC	Equity/Other	Diversified Investment Vehicles	629	11,373	856	(2,431)	—	(328)	9,470

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

(Unaudited)

			Amount of	Beginning
			dividends	Fair Value					Fair
			and interest	at			Realized	Change in	Value at
			included in	December	Gross	Gross	Gain/	Unrealized	June 30,
Portfolio Company (1)	Type of Asset	Industry	income	31, 2017	additions*	reductions**	(Loss)	Gain (Loss) (6)	2018
Twenty Eighty, Inc. - Class A Common Equity (10) (11)	Equity/Other	Media	$—	$—	$—	$—	$—	$—	$—
Twentyeighty, Inc. - L+8.00% (10.33%), 3/31/2020 (8) (11)	Senior Secured First Lien Debt	Media	227	2,853	100	(661)	96	(148)	2,240
Twentyeighty, Inc. - 8.00%, 3/31/2020 (8) (11)	Senior Secured First Lien Debt	Media	562	4,719	437	—	—	1,185	6,341
Twentyeighty, Inc. - 9.00%, 3/31/2020 (8) (11)	Senior Secured First Lien Debt	Media	538	3,739	533	—	—	1,663	5,935
WhiteHorse VIII, Ltd. CLO Subordinated Notes - 0.00%, 5/1/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	(30)	8,761	—	(821)	(1,000)	640	7,580
World Business Lenders, LLC - Preferred Stock (10) (11)	Equity/Other	Consumer Finance	—	3,759	—	—	—	—	3,759
Total Affiliate Investments			$12,453	$236,801	$16,353	$(17,199)	$(40,789)	$39,174	$234,340
Total Control & Affiliate Investments			$29,363	$587,080	$31,331	$(42,084)	$(40,789)	$37,882	$573,420

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

(1)	The principal amount and ownership detail are shown in the consolidated schedules of investments.
(2)	This investment was not deemed significant under Regulation S-X as of June 30, 2018.
(3)	This investment was not deemed significant under Regulation S-X as of June 30, 2018.
(4)	This investment was not deemed significant under Regulation S-X as of June 30, 2018.
(5)	Not all Related Fee Agreements shown on the consolidated schedules of investments are Affiliated Investments.
(6)	Gross of deferred taxes in the amount of $0.8 million.
(7)	Investment no longer held as of June 30, 2018.
(8)	Investment paid or has the option to pay all or a portion of interest and dividends via payment-in-kind.
(9)	Portfolio company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be payment-in-kind.
(10)	Investment is non-income producing at June 30, 2018.
(11)	The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company’s board of directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).

Dividends and interest for the six months ended June 30, 2018 and June 30, 2017 attributable to Controlled and Affiliated investments no longer held as of June 30, 2018 and June 30, 2017 was $0.1 million and $0.05 million, respectively.

Realized gain (loss) for the six months ended June 30, 2018 and June 30, 2017 attributable to Controlled and Affiliated investments no longer held as of June 30, 2018 and June 30, 2017 was $0.1 million and $0.9 million, respectively.

Change in unrealized gain (loss) for the six months ended June 30, 2018 and June 30, 2017 attributable to Controlled and Affiliated investments no longer held as of June 30, 2018 and June 30, 2017 was $0.03 million and $(0.9) million, respectively.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

(Unaudited)

The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2017:

			Amount of	Beginning
			dividends	Fair Value					Fair
			and interest	at			Realized	Change in	Value at
			included in	December	Gross	Gross	Gain/	Unrealized	December
Portfolio Company (1)	Type of Asset	Industry	income	31, 2016	additions*	reductions**	(Loss)	Gain (Loss) (6)	31, 2017
Control Investments
California Resources Development JV, LLC - Preferred Equity - 9.00% (11)	Equity/Other	Metals & Mining	$1,987	$—	$26,182	$—	$—	$802	26,984
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) - L+12.50% (13.88%), 4/28/2019 (4) (8) (11)	Senior Secured First Lien Debt	Food Products	—	19,708	—	—	—	(6,145)	13,563
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (4) (10) (11)	Equity/Other	Food Products	—	—	—	—	—	—	—
Capstone Nutrition Class B and C Common Stock (fka Integrity Nutraceuticals, Inc.) (4) (10) (11)	Equity/Other	Food Products	—	—	—	—	—	—	—
Kahala Ireland OpCo Designated Activity Company - L+8.00% (13.00%), 12/23/2028 (3) (8) (11)	Senior Secured First Lien Debt	Aerospace & Defense	19,245	149,409	140	(8,000)	—	—	141,549
Kahala Ireland OpCo Designated Activity Company - Common Equity (3) (10) (11)	Equity/Other	Aerospace & Defense	—	8,180	—	—	—	3,529	11,709
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (3) (10) (11)	Equity/Other	Aerospace & Defense	—	3,250	—	(48)	—	48	3,250
Kahala US OpCo LLC (4) (7)	Senior Secured First Lien Debt	Aerospace & Defense	120	2,690	—	(2,690)	—	—	—
Kahala US OpCo LLC - Class A Preferred Units - 13.00% (4) (10) (11)	Equity/Other	Aerospace & Defense	—	4,000	—	(2,491)	(1,702)	193	—
NexSteppe Inc. - 12.00%, 9/30/2018 (8) (11)	Senior Secured First Lien Debt	Chemicals	381	—	8,250	(185)	—	(8,065)	—
NexSteppe Inc. - 12.00%, 9/30/2018 (8) (11)	Senior Secured First Lien Debt	Chemicals	—	—	1,500	—	—	(1,500)	—
NexSteppe Inc. - Series C Preferred Stock Warrant (10) (11)	Equity/Other	Chemicals	—	—	1,280	(1,000)	—	(280)	—
NMFC Senior Loan Program I, LLC	Equity/Other	Diversified Investment Vehicles	6,782	—	47,057	—	—	3,748	50,805
Park Ave RE Holdings, LLC - L +8.00% (13.00%), 12/31/2021 (2) (8) (9) (11)	Subordinated Debt	Real Estate Management & Development	4,902	37,192	—	—	—	—	37,192
Park Ave RE Holdings, LLC - Common Shares (2) (10) (11)	Equity/Other	Real Estate Management & Development	—	6,564	—	—	—	6,114	12,678
Park Ave RE Holdings, LLC - Preferred Shares - 8.00% (2) (10) (11)	Equity/Other	Real Estate Management & Development	946	23,645	—	—	—	—	23,645
South Grand MM CLO I, LLC	Equity/Other	Diversified Investment Vehicles	2,223	—	28,382	—	—	522	28,904
Total Control Investments			$36,586	$254,638	$112,791	$(14,414)	$(1,702)	$(1,034)	$350,279
Affiliate Investments
Answers Corporation - L+5.00% (6.57%), 4/15/2021 (11)	Senior Secured First Lien Debt	Technology	$151	$—	$2,967	$(23)	$1	$(29)	2,916
Answers Corporation - L+5.00% (6.57%), 4/15/2021 (11)	Senior Secured First Lien Debt	Technology	(1)	—	17,064	(15,365)	(18,223)	16,524	—
Answers Corporation - L+5.00% (6.57%), 4/15/2021 (11)	Senior Secured First Lien Debt	Technology	1	—	2,954	(2,954)	—	—	—

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

(Unaudited)

			Amount of	Beginning
			dividends	Fair Value					Fair
			and interest	at			Realized	Change in	Value at
			included in	December	Gross	Gross	Gain/	Unrealized	December
Portfolio Company (1)	Type of Asset	Industry	income	31, 2016	additions*	reductions**	(Loss)	Gain (Loss) (6)	31, 2017
Answers Corporation - L+7.90% (9.00%), 9/15/2021 (11)	Senior Secured Second Lien Debt	Technology	$418	$—	$4,118	$(35)	$4	$284	4,371
Answers Corporation - Common Equity (10) (11)	Equity/Other	Technology	—	—	11,361	—	—	2,870	14,231
B&M CLO 2014-1, LTD. Subordinated Notes - 0.00%, 4/16/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	277	16,772	—	(4,946)	—	978	12,804
Basho Technologies, Inc. - 17.00%, 5/31/2018 (8) (9) (11)	Senior Secured First Lien Debt	Software	72	—	3,904	(3,967)	69	(6)	—
Basho Technologies, Inc. - 17.00%, 5/31/2018 (8) (9) (11)	Senior Secured First Lien Debt	Software	—	—	918	—	—	(918)	—
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant - Expire 3/9/2025 (10) (11)	Equity/Other	Software	—	—	—	—	—	—	—
Basho Technologies, Inc. - Series G Senior Preferred Stock (10) (11)	Equity/Other	Software	—	—	—	—	—	—	—
CVP Cascade CLO, LTD. Subordinated Notes - 0.00%, 1/16/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	3	8,868	—	(2,934)	—	(1,813)	4,121
CVP Cascade CLO-2, LTD. Subordinated Notes (7) (11)	Collateralized Securities	Diversified Vehicles Investment	191	11,593	—	(10,837)	(2,829)	2,073	—
Danish CRJ LTD. (7)	Senior Secured First Lien Debt	Aerospace & Defense	—	20	—	(7)	—	(13)	—
Danish CRJ LTD. - Common Equity (10) (11)	Equity/Other	Aerospace & Defense	—	407	—	—	—	198	605
Figueroa CLO 2014-1, LTD. Subordinated Notes - 0.00%, 1/15/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	(103)	16,101	—	(3,520)	—	(73)	12,508
MidOcean Credit CLO II, LLC Income Notes -15.75%, 1/29/2025 (11)	Collateralized Securities	Diversified Investment Vehicles	2,380	22,419	—	(2,216)	—	448	20,651
MidOcean Credit CLO III, LLC Subordinated Notes - 1.31%, 7/21/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	715	23,341	—	(3,674)	—	(2,159)	17,508
MidOcean Credit CLO IV, LLC Income Notes - 1.44%, 4/15/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	689	15,505	—	(1,871)	—	(1,422)	12,212
NewStar Arlington Senior Loan Program LLC Subordinated Notes - 12.62%, 7/25/2025 (11)	Collateralized Securities	Diversified Investment Vehicles	4,930	24,491	—	(1,945)	—	2,893	25,439
NewStar Exeter Fund CLO – Debt - L+7.50% (8.86%), 1/19/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	1,106	8,455	162	—	—	43	8,660
NewStar Exeter Fund CLO – Equity - 3.45%, 1/19/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	1,645	20,579	—	(2,609)	—	(4,881)	13,089
NMFC Senior Loan Program I, LLC	Equity/Other	Diversified Investment Vehicles	—	47,057	—	(47,057)	—	—	—
Ocean Trails CLO V, LTD. (7)	Collateralized Securities	Diversified Investment Vehicles	48	29,144	—	(29,128)	906	(922)	—
OFSI Fund VI, Ltd. Subordinated Notes - 0.00%, 3/20/2025 (11)	Collateralized Securities	Diversified Investment Vehicles	617	17,354	—	(5,007)	—	(2,185)	10,162
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	705	9,788	2,691	(2,691)	10	338	10,136
Related Fee Agreements (5)	Collateralized Securities	Diversified Investment Vehicles	922	9,647	—	(3,607)	42	(2,165)	3,917
Silver Spring CLO, Ltd. Subordinated Notes - 0.00%, 10/16/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	94	12,007	—	(3,554)	—	1,910	10,363

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

(Unaudited)

			Amount of	Beginning
			dividends	Fair Value					Fair
			and interest	at			Realized	Change in	Value at
			included in	December	Gross	Gross	Gain/	Unrealized	December
Portfolio Company (1)	Type of Asset	Industry	income	31, 2016	additions*	reductions**	(Loss)	Gain (Loss) (6)	31, 2017
South Grand MM CLO I, LLC	Equity/Other	Diversified Investment Vehicles	$—	$28,382	$—	$(28,382)	$—	$—	—
Squan Holding Corp. - L+4.50% (6.20%), 10/10/2019 (11)	Senior Secured First Lien Debt	Diversified Telecommunication Services	—	6,895	—	(6,895)	—	—	—
Squan Holding Corp. - Class A Common Stock (10) (11)	Equity/Other	Diversified Telecommunication Services	—	—	—	—	—	—	—
Squan Holding Corp. - Series A Preferred Stock (10) (11)	Equity/Other	Diversified Telecommunication Services	—	—	—	—	—	—	—
Tax Defense Network, LLC - L +13.00% (14.70%), 8/28/2019 (8) (11)	Senior Secured First Lien Debt	Diversified Consumer Services	1,075	—	18,682	(117)	1	(11,089)	7,477
Tax Defense Network, LLC - Common Equity (10) (11)	Equity/Other	Diversified Consumer Services	—	—	—	—	—	—	—
Tennenbaum Waterman Fund, L.P.	Equity/Other	Diversified Investment Vehicles	1,270	—	10,169	—	—	258	10,427
Twentyeighty, Inc. - First Lien Debt - L+8.00% (9.42%), 3/31/2020 (8) (11)	Senior Secured First Lien Debt	Media	378	—	2,426	—	—	427	2,853
Twentyeighty, Inc. - First Lien Debt - 8.00%, 3/31/2020 (8) (11)	Senior Secured First Lien Debt	Media	928	—	4,535	—	—	184	4,719
Twentyeighty, Inc. - First Lien Debt - 9.00%, 3/31/2020 (8) (11)	Senior Secured First Lien Debt	Media	881	—	4,164	—	—	(425)	3,739
Twentyeighty, Inc. - Class A Common Equity (10) (11)	Equity/Other	Media	—	—	—	—	—	—	—
Twentyeighty, Inc. - Revolver (7)	Senior Secured First Lien Debt	Media	2	—	—	—	—	—	—
THL Credit Greenway Fund II LLC	Equity/Other	Diversified Investment Vehicles	957	12,850	—	(1,849)	—	372	11,373
WhiteHorse VIII, Ltd. CLO Subordinated Notes - 10.03%, 5/1/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	712	12,563	—	(2,859)	—	(943)	8,761
World Business Lenders, LLC - Preferred Stock (10) (11)	Equity/Other	Consumer Finance	—	—	4,441	—	—	(682)	3,759
Total Affiliate Investments			$21,063	$354,238	$90,556	$(188,049)	$(20,019)	$75	$236,801
Total Control & Affiliate Investments			$57,649	$608,876	$203,347	$(202,463)	$(21,721)	$(959)	$587,080

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

(1)	The principal amount and ownership detail are shown in the consolidated schedules of investments.
(2)	This investment was not deemed significant under Regulation S-X as of December 31, 2017.
(3)	For the year ended December 31, 2017, the Company had determined that it must include audited financial statements of Kahala Ireland Opco Designated Activity Company because it was a controlled investment and was required to do so under SEC Rule 3-09. The audited financial statements were attached as Exhibit 99.1 in the Company’s 2017 Form 10-K.
(4)	This investment was not deemed significant under Regulation S-X as of December 31, 2017.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended June 30, 2018

(Unaudited)

(5)	Not all Related Fee Agreements shown on the consolidated schedules of investments are Affiliated Investments.
(6)	Gross of deferred taxes.
(7)	Investment no longer held as of December 31, 2017.
(8)	Investment paid or has the option to pay all or a portion of interest and dividends via payment-in-kind.
(9)	Portfolio company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be payment-in-kind.
(10)	Investment is non-income producing at December 31, 2017.
(11)	The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company’s board of directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).

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

Note 16 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q and determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements except for the following:

DRIP Sales

From July 1, 2018 through the filing of this Form 10-Q, the Company has issued 0.8 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $6.4 million.

Share Repurchase Program

On June 15, 2018, the Company offered to purchase no less than 2,200,000 and up to approximately 2,900,000 shares of its common stock pursuant to its SRP at a price equal to $8.26 per share. The offer expired on July 16, 2018 (the “Expiration Date”). As of the date of this filing and timing consistent with previous tender offers, the actual amount to be repurchased has not yet been finalized. Once final, the Company intends to file all necessary regulatory filings.

The Triangle Transaction

On July 31, 2018, BSP completed the Triangle Transaction pursuant to the terms the APA between Triangle and an affiliate of BSP.

The gross cash proceeds paid to Triangle were approximately $793.3 million, after adjustments to take into account portfolio activity and other matters occurring since December 31, 2017, as described in greater detail in the APA. In accordance with BSP’s allocation policy, we acquired approximately 24% of the assets in the Portfolio for an aggregate purchase price of approximately $188.1 million. Triangle’s Consolidated Schedule of Investments as of December 31, 2017 and Unaudited Consolidated Schedule of Investments as of March 31, 2018 are contained in Triangle’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with SEC on May 2, 2018.

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

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues of less than $1 billion, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of June 30, 2018, 80.8% of our portfolio was invested in senior secured loans.

Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. We may also invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles (“Collateralized Securities” or “CLO’s”).

Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At June 30, 2018:
Investment Portfolio	$2,523.6
Net Assets attributable to Business Development Corporation of America	1,471.7
Debt (net of deferred financing costs)	1,049.6
Net Asset Value per share	8.20

Portfolio Activity for the Six Months Ended June 30, 2018:
Cost of investments purchased during period, including PIK	561.0
Sales, repayments and other exits during the period	533.8
Number of portfolio companies at end of period	169

Operating results for the Six Months Ended June 30, 2018:
Net investment income per share	0.29
Distributions declared per share	(0.32)
Net increase in net assets resulting from operations per share	0.22
Net investment income	52.0
Net realized and unrealized gain (loss) net of deferred taxes	(11.8)
Net increase in net assets resulting from operations	40.2

Portfolio and Investment Activity

During the six months ended June 30, 2018, we made $558.2 million of investments in new and existing portfolio companies and had $533.8 million in aggregate amount of exits and repayments, resulting in net investments of $24.4 million for the period. The portfolio composition by loan market consisted of 74.0% Middle Market (1), 14.0% Large Corporate (2), and 12.0% Other (3) investments. In addition, the total portfolio of debt investments at fair value consisted of 87.5% bearing variable interest rates and 12.5% bearing fixed interest rates.

(1)	Middle market represents companies with annual revenues of less than $1 billion.
(2)	Large corporate represents companies with annual revenues exceeding $1 billion.
(3)	Other represents collateralized securities and equity investments.

Our portfolio composition, based on fair value at June 30, 2018 was as follows:

	June 30, 2018
		Weighted Average
	Percentage of	Current Yield for
	Total Portfolio	Total Portfolio (1) (2)
Senior Secured First Lien Debt	70.9%	9.0%
Senior Secured Second Lien Debt	9.9	11.4
Subordinated Debt	4.3	8.8
Collateralized Securities (3)	6.8	10.7
Equity/Other	8.1	—
Total	100.0%	8.6%

(1)	Includes the effect of the amortization or accretion of loan premiums or discounts.
(2)	The weighted average current yield including the effect of the amortization or accretion of loan premiums or discounts on income producing securities is 9.3%.
(3)	Weighted average current yield for Collateralized Securities is based on the estimation of effective yield to expected maturity for each security as calculated in accordance with ASC Topic 325-40-35, Beneficial Interests in Securitized Financial Assets (see Note 2 - Summary of Significant Accounting Policies).

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

(1)	Middle market represents companies with annual revenues of less than $1 billion.
(2)	Large corporate represents companies with annual revenues exceeding $1 billion.
(3)	Other represents collateralized securities and equity investments.

Our portfolio composition, based on fair value at December 31, 2017 was as follows:

	December 31, 2017
		Weighted Average
	Percentage of	Current Yield for
	Total Portfolio	Total Portfolio (1) (2)
Senior Secured First Lien Debt	71.0%	8.7%
Senior Secured Second Lien Debt	9.5	10.4
Subordinated Debt	3.8	13.0
Collateralized Securities (3)	6.4	6.3
Equity/Other	9.3	—
Total	100.0%	8.1%

(1)	Includes the effect of the amortization or accretion of loan premiums or discounts.
(2)	The weighted average current yield including the effect of the amortization or accretion of loan premiums or discounts on income producing securities is 8.9%.
(3)	Weighted average current yield for Collateralized Securities is based on the estimation of effective yield to expected maturity for each security as calculated in accordance with ASC Topic 325-40-35, Beneficial Interests in Securitized Financial Assets (see Note 2 - Summary of Significant Accounting Policies).

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

The weighted average risk ratings of our investments based on fair value was 2.33 and 2.33 as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, we had four portfolio companies, which represented seven portfolio investments, on non-accrual status with a total principal amount of $144.6 million, amortized cost of $113.3 million, and fair value of $39.2 million, which represented 4.7%,4.4% and 1.6% of the investment portfolio’s total principal, amortized cost and fair value, respectively. As of December 31, 2017, we had four portfolio companies, which represented eight portfolio investments, on non-accrual status with a total principal amount of $120.2 million, amortized cost of $97.6 million, and fair value of $21.0 million which represented 4.0%, 3.8% and 0.8% of the investment portfolio’s total principal, amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies in our consolidated financial statements included in this report for additional details regarding our non-accrual policy.

RESULTS OF OPERATIONS

Operating results for the three and six months ended June 30, 2018 and June 30, 2017 was as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total investment income	$58,922	$56,261	$117,427	$112,932
Total expenses	32,837	28,932	64,924	58,196
Income tax expense, including excise tax	270	635	540	1,270
Net investment gain (loss) attributable to non-controlling interests	—	4	(4)	6
Net investment income	$25,815	$26,690	$51,967	$53,460

Investment Income

For the three and six months ended June 30, 2018, total investment income was $58.9 million and $117.4 million, respectively and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.5 billion and a weighted average current yield of 8.6%. Included within total investment income was $1.4 million and $2.8 million, respectively, of fee income for the three and six months ended June 30, 2018. Fee income consists primarily of prepayment and amendment fees. For the three and six months ended June 30, 2017, total investment income was $56.3 million and $112.9 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 8.9%. Included within total investment income was $3.2 million and $4.6 million, respectively, of fee income for the three and six months ended June 30, 2017. Fee income consists primarily of prepayment and amendment fees.

Operating Expenses

The composition of our operating expenses for the three and six months ended June 30, 2018 and June 30, 2017 was as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Management fees	$10,079	$9,691	$20,035	$19,229
Incentive fee on income	4,931	4,948	9,542	11,314
Interest and debt fees	13,783	10,810	27,233	20,660
Professional fees	1,704	1,344	2,836	2,824
Other general and administrative	1,879	1,720	4,343	3,346
Administrative services	199	203	399	406
Insurance	1	2	3	8
Directors’ fees	261	214	533	409
Total operating expenses	$32,837	$28,932	$64,924	$58,196

For the three and six months ended June 30, 2018, we incurred $10.1 million and $20.0 million, respectively, of management fees, of which the Adviser did not waive any such fees. For the three and six months ended June 30, 2018, we incurred $4.9 million and $9.5 million, respectively, of incentive fees on income, of which the Adviser did not waive any such fees. For the three and six months ended June 30, 2017, we incurred $9.7 million and $19.2 million, respectively, of management fees, of which the Adviser did not waive any such fees. For the three and six months ended June 30, 2017, we incurred $4.9 million and $11.3 million, respectively, of incentive fees on income, of which the Adviser did not waive any such fees.

For the three and six months ended June 30, 2018, we incurred interest and debt fees of $13.8 million and $27.2 million, respectively. For the three and six months ended June 30, 2017, we incurred interest and debt fees of $10.8 million and $20.7 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, custody fees, trustee fees, amortization of deferred financing costs and amortization of discount if applicable related to the Wells Fargo Credit Facility, Citi Credit Facility, UBS Credit Facility, 2023 Notes, 2022 Notes, 2020 Notes and the JPMC PB Account. The increase in debt fees for the three and six months ended June 30, 2018 as compared to the same period in 2017 is a result of the issuance of the 2023 Notes, 2022 Notes, an increase in average debt outstanding under the Company’s credit facilities and an increase in LIBOR rates.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments, foreign currency transactions and forward currency exchange contracts

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and foreign currency transactions, net of deferred taxes for the three and six months ended June 30, 2018 and June 30, 2017 were as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net realized gain (loss)
Control investments	$(394)	$—	$—	$—
Affiliate investments	239	(18,192)	(40,789)	(17,221)
Non-affiliate investments	3,867	(6,020)	10,067	(17,762)
Net realized gain (loss) on foreign currency transactions	(9)	—	17	—
Total net realized gain (loss)	3,703	(24,212)	(30,705)	(34,983)
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	2,238	755	(2,071)	(5,196)
Affiliate investments	(1,396)	12,852	39,174	12,014
Non-affiliate investments	(12,136)	(1,275)	(18,481)	9,090
Total net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	(11,294)	12,332	18,622	15,908
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	16	(96)	331	(304)
Net change in unrealized depreciation from forward currency exchange contracts	(27)	—	(27)	—
Net realized and unrealized losses	$(7,602)	$(11,976)	$(11,779)	$(19,379)

Net realized and unrealized loss on investments and foreign currency transactions, net of deferred taxes, resulted in a net loss of $7.6 million and $11.8 million for the three and six months ended June 30, 2018 compared to a net loss of $12.0 million and $19.4 million, respectively, for the same period in 2017. We look at net realized gains (losses) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.

The net realized and unrealized loss for the three and six months ended June 30, 2018 was the result of approximately $30.0 million of realized loss on CLOs as a result of the Company’s assessment for other than temporary impairment (“OTTI”) in accordance with ASC 325-40. As this OTTI was previously reserved for as part of unrealized depreciation on CLOs, the movement between unrealized and realized gain (loss) during the period relates to the approximately $30.0 million realization and the offsetting reversal of approximately $30.0 million of previously reported unrealized depreciation of approximately $30.0 million. The remaining loss was driven by net unrealized depreciation on investments.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2018, we recorded a net increase in net assets resulting from operations of $18.2 million and $40.2 million, respectively, versus a net increase in net assets resulting from operations of $14.7 million and $34.1 million for the three and six months ended June 30, 2017. The increase is primarily attributable to an increase in investment income. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2018, our per share net increase in net assets resulting from operations was $0.10 and $0.22, respectively, for the three and six months ended June 30, 2018, versus a net increase in net assets resulting from operations of $0.08 and $0.19, respectively, for the three and six months ended June 30, 2017.

Cash Flows

For the six months ended June 30, 2018, net cash provided by operating activities was $51.1 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments. The increase in cash flows provided by operating activities for the six months ended June 30, 2018 was primarily the result of purchases of investments of $558.2 million, offset by sales and repayments of investments of $533.8 million and further offset by other miscellaneous operating activities.

Net cash used in financing activities of $43.3 million during the six months ended June 30, 2018 primarily related to net proceeds from the Wells Fargo Credit Facility, Citi Credit Facility, and the JPMC PB Account of $491.3 million offset by payments on debt of $469.8 million, net repurchases of common stock of $22.5 million and payments of stockholder distributions of $37.9 million.

For the six months ended June 30, 2017, net cash used in operating activities was $28.9 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Net cash used in operating activities was primarily a result of purchases of investments of $540.7 million as well as an increase in receivable for unsettled trades of $22.5 million and a decrease in payable for unsettled trades of $3.6 million, partially offset by sales and repayments of investments of $481.7 million.

Net cash used in financing activities of $17.7 million during the six months ended June 30, 2017 primarily related to net repurchases of common stock of $58.5 million and payments of stockholder distributions of $47.9 million, partially offset by proceeds from the Wells Fargo Credit Facility, Citi Credit Facility, UBS Credit Facility and the JPMC PB Account of $93.0 million.

Recent Developments

Distribution Reinvestment Plan (“DRIP”) Sales

From July 1, 2018 through the filing of this Form 10-Q, we issued 0.8 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $6.4 million.

Share Repurchase Program

On June 15, 2018, the Company offered to purchase no less than 2,200,000 and up to approximately 2,900,000 shares of its common stock pursuant to its SRP at a price equal to $8.26 per share. The offer expired on July 16, 2018 (the “Expiration Date”). As of the date of this filing and timing consistent with previous tender offers, the actual amount to be repurchased has not yet been finalized. Once final, the Company intends to file all necessary regulatory filings.

The Triangle Transaction

On July 31, 2018, BSP completed the Triangle Transaction pursuant to the terms the APA between Triangle and an affiliate of BSP.

The gross cash proceeds paid to Triangle were approximately $793.3 million, after adjustments to take into account portfolio activity and other matters occurring since December 31, 2017, as described in greater detail in the APA. In accordance with BSP’s allocation policy, we acquired approximately 24% of the assets in the Portfolio for an aggregate purchase price of approximately $188.1 million. Triangle’s Consolidated Schedule of Investments as of December 31, 2017 and Unaudited Consolidated Schedule of Investments as of March 31, 2018 are contained in Triangle’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with SEC on May 2, 2018.

Liquidity and Capital Resources

We generate cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of June 30, 2018, we had issued 198.2 million shares of our common stock for gross proceeds of $2.1 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP.

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

The table below shows the components of the distributions we have declared and/or paid during the six months ended June 30, 2018 and 2017 (dollars in thousands).

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2018	2017
Distributions declared	$57,743	$77,086
Distributions paid	$58,079	$77,725
Portion of distributions paid in cash	$37,941	$47,891
Portion of distributions paid in DRIP shares	$20,138	$29,834

As of June 30, 2018, we had $9.6 million of distributions accrued and unpaid. As of December 31, 2017, we had $9.9 million of distributions accrued and unpaid.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the six months ended June 30, 2018 and 2017, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2018 will be reported to stockholders shortly after the end of the calendar year 2018 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.

The following table sets forth the distributions made during the six months ended June 30, 2018 and 2017 (dollars in thousands):

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2018	2017
Monthly distributions	$57,743	$77,086
Total distributions	$57,743	$77,086

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

The BSP Transaction

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

Investment Advisory Agreement

We entered into an Investment Advisory Agreement on November 1, 2016 under which the Adviser, subject to the overall supervision of our board of directors manages the day-to-day operations of, and provides investment advisory services to us. The Board most recently re-approved the Investment Advisory Agreement in August 2018. The Adviser and its affiliates also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. The Adviser and its affiliates serve as investment adviser or sub-adviser to private funds and registered open-end funds, and serves as an investment adviser to a public real estate investment trust. The Adviser’s policies are designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities. In addition, any affiliated fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Adviser or its affiliates.

Administration Agreement

On November 1, 2016, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. We paid BSP $610,000 and $2,600,000 in fees under the Administration Agreement for the quarter ended June 30, 2018 and the year ended December 31, 2017, respectively.

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

Wells Fargo Credit Facility

On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank as collateral agent, account bank and collateral custodian (the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility, which was subsequently amended on April 26, 2013, September 9, 2013, June 30, 2014, May 29, 2015, November 4, 2015, May 18, 2017, April 3, 2018, and May 9, 2018 provides for borrowings in an aggregate principal amount of up to $500.0 million on a committed basis, subject to compliance with a borrowing base. The Wells Fargo Credit Facility has a maturity date of May 9, 2023.

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

UBS Credit Facility

On April 7, 2015, the Company, through a wholly-owned, special-purpose, bankruptcy-remote subsidiary, Helvetica Funding, entered into a debt financing facility with UBS AG, London Branch (“UBS”), pursuant to which $150.0 million has been made available to the Company to fund investments in new securities and for other general corporate purposes (the “UBS Credit Facility”). The UBS Credit Facility was subsequently amended on July 10, 2015 to increase the amount of debt available to the Company under the facility from $150.0 million to $210.0 million. On June 6, 2016, the UBS credit facility was again amended to increase the amount of debt available from $210.0 million to $232.5 million. In addition, the amended facility increased the applicable spread over a three-month LIBOR from 3.90% to 4.05% per annum for the relevant period and increased the permissible percentage of second lien loans from 60% to 70%. Pricing under the transaction is based on three-month LIBOR plus a spread of 4.05% per annum for the relevant period. The maturity date of the UBS Credit Facility was April 7, 2018.

On April 6, 2018, the Company borrowed $90.6 million under the Wells Fargo Credit Facility and used such proceeds, together with cash on hand, to repay at maturity the debt financing facility that it had entered into with UBS AG, London Branch through a wholly-owned special-purpose, bankruptcy-remote subsidiary, BDCA Helvetica Funding, Ltd.

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

2022 Notes

On December 14, 2017, the Company entered into a Purchase Agreement relating to the Company’s sale of $150.0 million aggregate principal amount of its 4.75% fixed rate notes due December 30, 2022 (the “2022 Notes”). The 2020 Notes are subject to customary indemnification provisions and representations, warranties and covenants. The net proceeds from the sale of the 2022 Notes was approximately $147.0 million. The Notes bear interest at a rate of 4.75% per year payable semi-annually.

2023 Notes

On May 11, 2018, the Company entered into a Purchase Agreement relating to the Company’s sale of $60.0 million aggregate principal amount of its 5.375% fixed rate notes due May 30, 2023 (the “2023 Notes”). The 2020 Notes are subject to customary indemnification provisions and representations, warranties and covenants. The net proceeds from the sale of the 2023 Notes was approximately $58.7 million. The Notes bear interest at a rate of 5.375% per year payable semi-annually.

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at June 30, 2018 (dollars in thousands):

		Payment Due by Period
	Total Principal	Less than 1			More than 5
	Outstanding	year	1 - 3 years	3- 5 years	years
Wells Fargo Credit Facility (1)	$398,652	$—	$—	$398,652	$—
Citi Credit Facility (2)	356,000	—	356,000	—	—
2023 Notes (3)	59,680	—	—	59,680	—
2022 Notes (4)	149,256	—	—	149,256	—
2020 Notes (5)	99,315	—	99,315	—	—
Total contractual obligations	$1,062,903	$—	$455,315	$607,588	$—

(1)	As of June 30, 2018, we had $101.3 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.
(2)	As of June 30, 2018, we had $44.0 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.
(3)	As of June 30, 2018, we had no unused borrowing capacity under the 2023 Notes.
(4)	As of June 30, 2018, we had no unused borrowing capacity under the 2022 Notes.
(5)	As of June 30, 2018, we had no unused borrowing capacity under the 2020 Notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of June 30, 2018, we had unfunded commitments on delayed draw term loans of $29.0 million, unfunded commitments on revolver term loans of $15.4 million and unfunded equity capital commitments of $0.5 million. As of December 31, 2017, we had unfunded commitments on delayed draw term loans of $38.7 million, unfunded commitments on revolver term loans of $19.8 million and unfunded equity capital commitments of $6.0 million. The unfunded commitments are disclosed in our consolidated schedule of investments. We believe we maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.

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

For investments in Collateralized Securities, both the assets and liabilities of each Collateralized Securities’ capital structure are modeled. The model uses a waterfall engine to store the collateral data, generate collateral cash flows from the assets, and distribute the cash flows to the liability structure based on the priority of payments. The waterfall cash flows are discounted using rates that incorporate risk factors such as default risk, interest rate risk, downgrade risk, and credit spread risk, among others. In addition, broker quotations and/or comparable trade activity is considered as an input to determining fair value when available.

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

The Company has a number of investments in Collateralized Securities. Interest income from investments in the “equity” class of these Collateralized Securities (in the Company’s case, preferred shares or subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40-35, Beneficial Interests in Securitized Financial Assets (“ASC 325-40-35”). The Company monitors the expected cash inflows from its equity investments in Collateralized Securities, including the expected principal repayments. The effective yield is determined and updated quarterly. In accordance with ASC 325-40, investments in CLOs are periodically assessed for other-than-temporary impairment (“OTTI”). When the Company determines that a CLO has OTTI, the amortized cost basis of the CLO is written down as of the date of the determination based on events and information evaluated and that write-down is recognized as a realized loss.

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

Non-accrual income

Investments are placed on non-accrual status when principal or interest/dividend payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest is generally reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management’s judgment of the ultimate outcome. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current.

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

As of June 30, 2018, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 2.00% and fixed rate debt, bearing a weighted average interest rate of 5.27% with a total carrying value of $1,049.6 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 100 basis points assuming that our current statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Estimated Percentage
Change in Interest
Income net of Interest
Change in Interest Rates	Expense
(-) 100 Basis Points	(10.86)%
Base Interest Rate	—%
(+) 100 Basis Points	10.86%
(+) 200 Basis Points	21.71%

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2018, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.

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

The realization of certain benefits anticipated as a result of the Triangle Transaction will depend in part on the integration of acquired portions of Triangle’s investment portfolio with our investment portfolio, and the performance of the acquired assets. While management has undertaken a review of Triangle’s portfolio, there can be no assurance that the acquired portions of Triangle’s investment portfolio will perform profitably or integrated successfully into our investment portfolio in a timely fashion or at all. The dedication of management resources to overseeing and managing the additional assets may detract attention from tour day-to-day business and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects that will reduce the value of the acquired portfolio assets. Such effects, including but not limited to, incurring unexpected costs or delays in connection with such integration and failure of the acquired portions of Triangle’s investment portfolio to perform as expected, could have a material adverse effect on our financial results. We also expect to achieve certain cost savings and economies of scale from the Triangle Transaction when we have fully integrated our investment portfolio with the acquired portion of Triangle’s investment portfolio. It is possible that the estimates of the potential cost savings and synergies could turn out to be incorrect. If the estimates turn out to be incorrect or we are not able to successfully combine our investment portfolio with the acquired portion of Triangle’s investment portfolio, the anticipated cost savings and synergies may not be fully realized or realized at all or may take longer to realize than expected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Repurchases of our common stock pursuant to our tender offer are as follows:

Cumulative
			Number of Shares	Maximum Number (or
			Purchased as Part	Approximate Dollar Value)
			of Publicly	of Shares that May Yet Be
	Total Number of	Average	Announced Plans	Purchased Under the Plans
Period	Shares Purchased	Price per Share	or Programs	or Programs (in millions)
April 1, 2018 through April 30, 2018	—	$—	—	—
May 1, 2018 through May 31, 2018	—	$—	—	—
June 1, 2018 through June 30, 2018	—	$—	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No applicable.

ITEM 6. EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

10.1	Asset Purchase Agreement, dated April 3, 2018, by and between Triangle Capital Corporation and BSP Asset Acquisition I, LLC (filed as exhibit (k)(33) to the Company’s Post-Effective Amendment No. 3 to its Registration Statement on Form N-2 (File No. 333-201619)).

10.2	Amendment No. 10 to Loan and Servicing Agreement, dated as of April 3, 2018 (as amended), by and among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, and U.S. Bank National Association (filed as exhibit (k)(34) to the Company’s Post-Effective Amendment No. 3 to its Registration Statement on Form N-2 (File No. 333-201619)).

10.3	Amendment No. 11 to Loan and Servicing Agreement, dated as of May 9, 2018, by and among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, and U.S. Bank National Association (filed as Exhibit 10.3 to the Company’s Form 10-Q as filed on May 10, 2018).

11	Computation of Per Share Earnings (included in the notes to the unaudited consolidated financial statements contained in this report).

31.1	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Written statement of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne	Chief Executive Officer, President and	August 14, 2018
Richard J. Byrne	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Corinne D. Pankovcin	Chief Financial Officer and Treasurer	August 14, 2018
Corinne D. Pankovcin	(Principal Financial and Accounting Officer)