Form 10-Q
period 2018-09-30
Business Development Corp of America
filed 2018-11-14
CIK 1490927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-00821

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

(Exact Name of Registrant as Specified in its Charter)

Maryland	27-2614444
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

9 West 57th Street, 49th Floor, Suite 4920
New York, New York	10019
(Address of Principal Executive Office)	(Zip Code)

(212) 588-6770

(Registrant’s Telephone Number, Including Area Code)

Not applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of November 13, 2018 was 189,956,960

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $343,964 and $374,888, respectively)	$322,612	$350,279
Affiliate Investments, at fair value (amortized cost of $243,575 and $296,884, respectively)	217,158	236,801
Non-affiliate Investments, at fair value (amortized cost of $1,984,833 and $1,926,856, respectively)	1,960,207	1,916,443
Investments, at fair value (amortized cost of $2,572,372 and $2,598,628, respectively)	2,499,977	2,503,523
Cash and cash equivalents	125,266	99,822
Interest and dividends receivable	26,149	21,542
Receivable for unsettled trades	19,680	21,409
Prepaid expenses and other assets	2,658	6,218
Total assets	$2,673,730	$2,652,514

LIABILITIES
Debt (net of deferred financing costs of $12,513 and $10,926, respectively)	$1,110,527	$1,030,223
Stockholder distributions payable	9,520	9,923
Management fees payable	10,082	9,932
Incentive fee on income payable	6,450	4,558
Accounts payable and accrued expenses	14,686	11,137
Payable for unsettled trades	45,243	80,547
Interest and debt fees payable	13,013	11,611
Directors’ fees payable	61	67
Unrealized depreciation on forward currency exchange contracts	302	—
Total liabilities	$1,209,884	$1,157,998
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 shares authorized, 178,224,771 and 179,733,998 shares issued and outstanding, respectively	178	180
Additional paid in capital	1,740,251	1,752,793
Accumulated under distributed net investment income	24,170	33,469
Accumulated over distributed net realized losses	(227,729)	(197,348)
Net unrealized depreciation, net of deferred taxes	(76,113)	(97,399)
Total net assets attributable to Business Development Corporation of America	1,460,757	1,491,695
Net assets attributable to non-controlling interest	3,089	2,821
Total net assets	1,463,846	1,494,516

Total liabilities and net assets	$2,673,730	$2,652,514

Net asset value per share attributable to Business Development Corporation of America	$8.20	$8.30

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Investment income:
From control investments
Interest income	$5,433	$6,008	$17,115	$18,329
Dividend income	2,691	—	7,898	946
Fee and other income	—	—	20	—
Total investment income from control investments	8,124	6,008	25,033	19,275
From affiliate investments
Interest income	5,776	3,265	16,141	14,526
Dividend income	875	2,663	2,958	8,340
Fee and other income	3	24	8	27
Total investment income from affiliate investments	6,654	5,952	19,107	22,893
From non-affiliate investments
Interest income	43,497	40,388	128,281	117,407
Dividend income	84	1,886	309	2,818
Fee and other income	579	529	3,389	5,111
Total investment income from non-affiliate investments	44,160	42,803	131,979	125,336
Interest from cash and cash equivalents	244	82	490	272
Total investment income	59,182	54,845	176,609	167,776
Operating expenses:
Management fees	10,082	9,907	30,117	29,136
Incentive fee on income	6,450	3,834	15,992	15,149
Interest and debt fees	13,862	11,448	41,095	32,108
Professional fees	1,639	1,249	4,475	4,073
Other general and administrative	1,161	1,334	5,504	4,679
Administrative services	195	203	594	608
Insurance	—	2	3	9
Directors’ fees	227	265	760	675
Total expenses	33,616	28,242	98,540	86,437

Income tax (benefit) expense, including excise tax	(270)	79	270	1,349

Net investment gain (loss) attributable to non-controlling interests	37	(6)	32	—

Net investment income	25,799	26,530	77,767	79,990

Realized and unrealized gain (loss):
Net realized gain (loss):
Control investments	—	—	—	—
Affiliate investments	503	(2,809)	(40,287)	(20,031)
Non-affiliate investments	(178)	2,113	9,889	(15,647)
Net realized gain on foreign currency transactions	—	—	17	—
Total net realized gain (loss)	325	(696)	(30,381)	(35,678)
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	4,441	2,178	2,371	(3,017)
Affiliate investments	(5,508)	3,214	33,666	15,227

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Non-affiliate investments	4,268	(13,680)	(14,213)	(4,590)
Total net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	3,201	(8,288)	21,824	7,620
Net change in unrealized depreciation attributable to non-controlling interests	(567)	(258)	(236)	(563)
Net change in unrealized depreciation from forward currency exchange contracts	(275)	—	(302)	—
Net realized and unrealized gain (loss)	2,684	(9,242)	(9,095)	(28,621)
Net increase in net assets resulting from operations	$28,483	$17,288	$68,672	$51,369

Per share information - basic and diluted
Net investment income	$0.14	$0.15	$0.43	$0.45
Net increase in net assets resulting from operations	$0.16	$0.10	$0.38	$0.29
Weighted average shares outstanding	178,984,007	179,311,957	179,087,323	179,140,235

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Operations:
Net investment income	$77,767	$79,990
Net realized loss from investments	(30,398)	(35,678)
Net realized gain on foreign currency transactions	17	—
Net change in unrealized appreciation on investments, net of deferred taxes	21,824	7,620
Net change in unrealized depreciation attributable to non-controlling interests	(236)	(563)
Net change in unrealized depreciation from forward currency exchange contracts	(302)	—
Net increase in net assets resulting from operations	68,672	51,369
Stockholder distributions:
Distributions	(87,066)	(106,467)
Net decrease in net assets from stockholder distributions	(87,066)	(106,467)
Capital share transactions:
Reinvestment of stockholder distributions	29,766	41,961
Repurchases of common stock	(42,310)	(30,239)
Net (decrease) increase in net assets from capital share transactions	(12,544)	11,722
Total decrease in net assets, before non-controlling interest	(30,938)	(43,376)
Increase in non-controlling interest	268	563
Total decrease in net assets	(30,670)	(42,813)
Net assets at beginning of period	1,494,516	1,529,734
Net assets at end of period	$1,463,846	$1,486,921

Net asset value per common share attributable to Business Development Corporation of America	$8.20	$8.31
Common shares outstanding at end of period	178,224,771	178,476,800

Accumulated under distributed net investment income	$24,170	$22,467
Accumulated over distributed net realized losses	$(227,729)	$(164,839)

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Operating activities:
Net increase in net assets resulting from operations	$68,672	$51,369
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(3,653)	(4,924)
Net accretion of discount on investments	(6,395)	(6,243)
Amortization of deferred financing costs	2,406	1,816
Amortization of discount on unsecured notes	384	236
Sales and repayments of investments	915,719	706,656
Purchases of investments	(909,813)	(787,257)
Net realized loss from investments	30,398	35,678
Net realized gain on foreign currency transactions	(17)	—
Net unrealized appreciation on investments, gross of deferred taxes	(22,710)	(8,011)
Net unrealized depreciation from forward currency exchange contracts	302	—
(Increase) decrease in operating assets:
Interest and dividends receivable	(4,607)	9,183
Receivable for unsettled trades	1,729	(28,273)
Prepaid expenses and other assets	3,560	(831)
Increase (decrease) in operating liabilities:
Management fees payable	150	336
Incentive fee on income payable	1,892	697
Accounts payable and accrued expenses	3,549	2,537
Payable for unsettled trades	(35,304)	(10,312)
Interest and debt fees payable	1,402	99
Directors’ fees payable	(6)	(13)
Net cash provided by (used in) operating activities	47,658	(37,257)
Financing activities:
Repurchases of common stock	(42,310)	(87,835)
Proceeds from debt	634,298	128,673
Payments on debt	(552,791)	(30,000)
Payments of financing costs	(3,993)	(4,588)
Stockholder distributions	(57,703)	(68,485)
Increase in non-controlling interest	268	563
Net cash used in financing activities	(22,231)	(61,672)

Net increase (decrease) in cash and cash equivalents	25,427	(98,929)
Effect of foreign currency exchange rates	17	—
Cash and cash equivalents, beginning of period	99,822	189,270
Cash and cash equivalents, end of period	$125,266	$90,341

The accompanying notes are an integral part of these consolidated financial statements.

5

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Supplemental information:
Interest paid during the period	$36,852	$29,607
Taxes, including excise tax, paid during the period	$52	$1,100
Distributions reinvested	$29,766	$41,961

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2018
(Unaudited)

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
Senior Secured First Lien Debt - 116.4% (b)
Abaco Systems Holding Corp. (c) (i)	Business Services	L+6.00% (8.33%), 12/7/2021	$23,517	$23,213	$23,039	1.6%
ABC Financial Intermediate, LLC (j)	Media	L+4.25% (6.37%), 1/2/2025	7,700	7,666	7,729	0.5%
AccentCare, Inc. (c) (f) (i)	Health Care	L+4.50% (6.84%), 4/2/2019	1,810	1,803	1,794	0.1%
AccentCare, Inc. (c) (i)	Health Care	L+4.50% (6.84%), 4/3/2024	28,790	28,521	28,525	2.0%
AHP Health Partners, Inc.	Health Care	9.75%, 7/15/2026	6,589	6,501	6,859	0.5%
Aleris International, Inc. (j)	Metals & Mining	L+4.75% (6.83%), 2/27/2023	18,340	18,188	18,655	1.3%
Alvogen Pharma US, Inc. (j)	Health Care	L+4.75% (6.83%), 4/1/2022	13,610	13,525	13,712	0.9%
Am General Llc (c) (j)	Industrials	L+7.25% (9.33%), 12/28/2021	1,858	1,858	1,858	0.1%
American Greetings Corporation (j)	Consumer Products	L+4.50% (6.58%), 4/5/2024	1,760	1,727	1,766	0.1%
AMI Entertainment Network, LLC (c) (f) (i)	Hotels, Restaurants & Leisure	L+6.00% (8.33%), 7/21/2022	13,582	13,376	13,368	0.9%
AP Gaming I, LLC (a) (i) (j)	Gaming/Lodging	L+4.25% (6.33%), 2/15/2024	33,339	33,280	33,505	2.3%
AP NMT Acquisition B.V. (a) (j)	Media	L+5.75% (8.09%), 8/13/2021	6,586	6,602	6,586	0.4%
AqGen Ascensus Inc. (j)	Technology	L+3.50% (5.67%), 12/3/2022	8,493	8,486	8,509	0.6%
Ardent Legacy Acquisitions, Inc. (i)	Health Care	L+4.50% (6.58%), 6/16/2025	18,936	18,751	19,117	1.3%
Avantor Performance Materials, Inc.	Health Care	9.00%, 10/1/2025	8,000	8,259	8,250	0.6%
Avatar Purchaser, Inc. (c) (j)	Business Services	L+7.50% (10.00%), 11/17/2025	11,716	11,403	11,540	0.8%
Avaya Holdings Corp. (a) (j)	Communications Equipment	L+4.25% (6.41%), 12/15/2024	26,448	26,220	26,663	1.8%
Avenna Healthcare LLC (c)	Health Care	L+5.50% (7.81%), 3/18/2024	4,683	4,404	4,404	0.3%
Avenna Healthcare LLC (j)	Health Care	L+4.25% (6.33%), 3/18/2024	794	744	780	0.1%
BCP Raptor, LLC (j)	Energy Equipment & Services	L+4.25% (6.33%), 6/24/2024	14,222	14,106	13,991	1.0%
BCP Renaissance, LLC (j)	Energy Equipment & Services	L+3.50% (5.84%), 10/31/2024	3,472	3,457	3,491	0.2%
BDS Solutions Group, LLC (c)	Business Services	L+8.75% (11.09%), 6/1/2021	2,719	2,684	2,664	0.2%
BDS Solutions Group, LLC (c) (i)	Business Services	L+8.75% (11.09%), 6/1/2021	31,111	30,735	30,489	2.1%
Beaver-Visitec International Holdings, Inc. (c) (j)	Health Care	L+4.00% (6.17%), 8/21/2023	6,530	6,530	6,546	0.4%
Black Mountain Sand, LLC (c)	Energy Equipment & Services	L+9.00% (11.34%), 11/30/2021	13,050	12,895	12,806	0.9%
Black Mountain Sand, LLC (c) (f)	Energy Equipment & Services	L+9.00% (11.35%), 11/30/2021	11,745	11,573	11,525	0.8%
BMC Software Finance, Inc. (j)	Software	L+4.25% (6.65%), 6/28/2025	23,309	23,076	23,527	1.6%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2018
(Unaudited)

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
Bomgar Corp. (j)	Software	L+4.00% (6.33%), 4/17/2025	$1,348	$1,341	$1,348	0.1%
California Resources Corp. (a) (j)	Metals & Mining	L+4.75% (6.96%), 12/31/2022	12,259	12,048	12,438	0.9%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (l) (o) (t)	Food Products	L+12.50% (14.84%), 9/25/2020	23,808	16,406	3,333	0.2%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (l) (o) (t)	Food Products	L+12.50% (14.84%), 9/25/2020	52,942	33,647	7,412	0.5%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (l) (o) (t)	Food Products	L+12.50% (14.84%), 9/25/2020	3,165	2,829	3,102	0.2%
CareCentrix, Inc. (j)	Health Care	L+4.50% (6.84%), 4/2/2025	9,666	9,621	9,617	0.7%
CCW, LLC (c) (f)	Hotels, Restaurants & Leisure	L+7.00% (9.06%), 3/18/2021	1,300	1,300	1,261	0.1%
CCW, LLC (c) (i)	Hotels, Restaurants & Leisure	L+7.00% (9.13%), 3/21/2021	27,444	27,207	26,620	1.8%
CDHA Holdings, LLC (c) (i)	Health Care	L+5.75% (8.06%), 8/24/2023	15,798	15,566	15,566	1.1%
CDHA Holdings, LLC (c) (f)	Health Care	L+5.75% (8.06%), 8/24/2023	126	126	126	—%
Chicken Soup for the Soul Publishing, LLC (c)	Media	L+6.25% (8.35%), 1/8/2019	27,236	27,217	23,150	1.6%
Chloe Ox Parent, LLC (c) (i)	Health Care Providers & Services	L+4.50% (6.83%), 12/23/2024	10,714	10,618	10,728	0.7%
Clarion Events, Ltd (a) (j)	Business Services	L+5.00% (7.31%), 3/22/2025	10,550	10,345	10,319	0.7%
Clover Technologies Group, LLC (j)	Commercial Services & Supplies	L+4.50% (6.58%), 5/8/2020	13,214	13,179	12,917	0.9%
Cold Spring Brewing Company (c) (f) (i)	Food & Beverage	L+5.25% (7.41%), 5/15/2024	3,425	3,361	3,366	0.2%
Community Care Health Network, LLC (j)	Health Care	L+4.75% (6.83%), 2/16/2025	2,679	2,673	2,691	0.2%
CONSOL Energy Inc. (j)	Metals & Mining	L+6.00% (8.08%), 11/28/2022	3,216	3,162	3,280	0.2%
Contura Energy Inc. (a) (j)	Energy Equipment & Services	L+5.00% (7.08%), 3/18/2024	7,369	7,311	7,351	0.5%
Corfin Industries LLC (c) (f) (i)	Industrials	L+6.50% (8.67%), 2/15/2024	8,593	8,439	8,435	0.6%
Deva Holdings, Inc. (c) (f)	Consumer Products	L+5.50% (7.58%), 10/31/2023	7,209	7,277	7,281	0.5%
DLC Acquisition, LLC (c) (f)	Financials	12.00%, 12/30/2020	4,462	4,461	4,462	0.3%
DLC Acquisition, LLC (c) (f)	Financials	L+8.00% (10.34%), 12/1/2020	3,520	3,519	3,520	0.2%
Eagle Rx, LLC (c) (i)	Health Care Providers & Services	L+4.25% (6.35%), 8/15/2019	26,912	26,859	26,912	1.9%
Elo Touch Solutions, Inc (c) (j)	Technology	L+6.00% (8.13%), 10/31/2023	2,584	2,562	2,603	0.2%
Florida Foods Products, LLC (c) (i)	Food & Beverage	L+6.75% (8.88%), 9/6/2025	24,122	23,525	23,525	1.6%
Florida Foods Products, LLC (c) (f)	Food & Beverage	L+6.75% (8.88%), 9/6/2023	532	532	532	—%
Frank Entertainment Group, LLC (c) (p) (t)	Media Entertainment	6.00%, 6/1/2022	2,827	1,649	1,414	0.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2018
(Unaudited)

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
Frontier Communications (a) (j)	Diversified Telecommunication Services	L+3.75% (5.83%), 6/17/2024	$4,945	$4,884	$4,839	0.3%
Green Energy Partners/Stonewall LLC (c) (j)	Utilities	L+5.50% (7.83%), 11/15/2021	1,012	1,010	1,015	0.1%
Green Energy Partners/Stonewall LLC (c) (j)	Utilities	L+5.50% (7.83%), 11/15/2021	1,341	1,338	1,344	0.1%
Greenwave Holdings, Inc. (c) (d) (l)	Internet Software & Services	13.00%, 7/8/2019	7,072	7,059	6,719	0.5%
Harrison Gypsum, LLC (c) (f)	Building Materials	L+7.00% (9.08%), 4/27/2024	186	185	185	—%
Harrison Gypsum, LLC (c) (i)	Building Materials	L+7.00% (9.08%), 4/27/2024	6,686	6,624	6,627	0.5%
HC Group Holdings III, Inc. (j)	Health Care	L+3.75% (5.83%), 4/7/2022	14,668	14,492	14,723	1.0%
Hexion Inc.	Chemicals	10.38%, 2/1/2022	5,000	4,940	4,870	0.3%
Hexion Inc.	Chemicals	6.63%, 4/15/2020	5,000	4,616	4,703	0.3%
Hexion Inc.	Chemicals	10.00%, 4/15/2020	5,000	4,990	4,913	0.3%
ICR Operations, LLC (c) (f)	Business Services	L+5.50% (7.83%), 3/26/2024	165	162	162	—%
ICR Operations, LLC (c) (i)	Business Services	L+5.50% (7.83%), 3/26/2025	13,602	13,350	13,370	0.9%
Ideal Tridon Holdings, Inc. (c) (i)	Commercial Services & Supplies	L+6.50% (8.83%), 7/31/2023	5,185	5,112	5,111	0.3%
Ideal Tridon Holdings, Inc. (c) (f)	Commercial Services & Supplies	L+6.50% (9.00%), 7/31/2022	1,802	1,773	1,777	0.1%
Ideal Tridon Holdings, Inc. (c) (i) (m)	Commercial Services & Supplies	L+6.50% (8.83%), 7/31/2023	23,730	23,348	23,390	1.6%
InMotion Entertainment Group, LLC (c) (f) (i)	Specialty Retail	L+7.75% (10.09%), 10/1/2021	314	314	314	—%
InMotion Entertainment Group, LLC (c) (i)	Specialty Retail	L+7.25% (9.59%), 10/1/2021	12,771	12,738	12,771	0.9%
Integral Ad Science, INC. (c) (f) (l)	Advertising	L+6.00% (8.08%), 7/19/2024	14,152	13,879	13,879	1.0%
Integrated Efficiency Solutions, Inc. (c)	Energy	L+9.25% (11.59%), 6/1/2022	3,876	3,875	3,721	0.3%
Internap Corporation (a) (j)	Communications Equipment	L+5.75% (7.90%), 4/6/2022	11,910	11,894	11,950	0.8%
IPC Corp. (j)	Diversified Telecommunication Services	L+4.50% (6.85%), 8/6/2021	3,784	3,738	3,682	0.3%
Iridium Communications, Inc.	Diversified Telecommunication Services	10.25%, 4/15/2023	3,536	3,536	3,872	0.3%
K2 Pure Solutions NoCal, L.P. (c) (i)	Chemicals	L+6.00% (8.08%), 2/19/2021	6,375	6,334	6,375	0.4%
Kahala Ireland OpCo Designated Activity Company (a) (c) (l) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	121,549	121,549	121,549	8.3%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2018
(Unaudited)

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
Kissner Milling Co. Ltd. (a) (c)	Chemicals	8.38%, 12/1/2022	$21,199	$21,487	$21,886	1.5%
Lakeland Tours, LLC (i)	Diversified Consumer Services	L+4.00% (6.33%), 12/15/2024	6,068	6,055	6,117	0.4%
Lakeview Health Holdings, Inc. (c0 (f)	Health Care	L+8.75% (11.20%), 12/15/2021	4,088	3,065	3,270	0.2%
Lightsquared LP (l)	Diversified Telecommunication Services	L+8.75% (11.07%), 12/7/2020	12,263	11,674	9,350	0.6%
Lionbridge Technologies, Inc. (c) (i)	Business Services	L+5.50% (7.58%), 2/28/2024	13,660	13,607	13,606	0.9%
Loparex International Holding B.V. (j)	Industrials	L+4.25% (6.58%), 4/11/2025	1,998	1,989	2,022	0.1%
MCS Acquisition Corp. (c) (j)	Professional Services	L+4.75% (7.08%), 5/18/2024	14,189	14,139	12,060	0.8%
Medallion MidlandAcquisition, L.P. (j)	Energy Equipment & Services	L+3.25% (5.33%), 11/13/2024	4,417	4,407	4,382	0.3%
Medical Depot Holdings, Inc. (c) (i)	Health Care	L+5.50% (7.83%), 1/3/2023	19,391	18,132	17,919	1.2%
Michael Baker International, LLC (c) (j)	Business Services	L+4.50% (6.56%), 11/21/2022	1,795	1,780	1,811	0.1%
Micross Solutions LLC (c) (f)	Technology	L+5.75% (7.87%), 8/7/2023	3,235	3,078	3,106	0.2%
Midwest Can Company, LLC (c) (f)	Energy Equipment & Services	L+5.00% (7.38%), 4/11/2023	39	39	39	—%
Midwest Can Company, LLC (c) (i)	Energy Equipment & Services	L+5.00% (7.19%), 4/11/2024	4,680	4,637	4,615	0.3%
Min US Holdco LLC (a)	Technology	L+4.50% (6.83%), 7/11/2025	6,965	6,948	7,026	0.5%
MMM Holdings, LLC (c) (f) (i) (l)	Health Care	L+6.25% (8.59%), 3/14/2023	20,578	20,212	20,265	1.4%
Monitronics International, Inc. (j)	Diversified Consumer Services	L+5.50% (7.83%), 9/30/2022	10,098	10,123	9,830	0.7%
Montreign Operating Company, LLC (j)	Hotels, Restaurants & Leisure	L+8.25% (10.59%), 1/24/2023	27,025	26,661	24,120	1.7%
Mood Media Corporation (c) (i) (l)	Business Services	L+7.25% (9.58%), 6/28/2022	14,429	14,185	14,160	1.0%
Murray Energy Holdings Co. (j)	Energy Equipment & Services	L+7.25% (9.33%), 10/17/2022	9,254	9,102	8,472	0.6%
National Technical Systems, Inc. (c) (i)	Professional Services	L+6.25% (8.37%), 6/12/2021	16,427	16,354	15,441	1.1%
Navitas Midstream Midland Basin, LLC (j)	Energy Equipment & Services	L+4.50% (6.67%), 12/13/2024	8,418	8,384	8,371	0.6%
New Star Metals, Inc. (c) (i) (l)	Business Services	L+6.00% (8.33%), 12/22/2021	22,995	22,652	22,553	1.6%
NexSteppe Inc. (c) (l) (o) (t)	Chemicals	12.00%, 9/30/2018	1,931	1,750	—	—%
NexSteppe Inc. (c) (l) (o) (t)	Chemicals	12.00%, 9/30/2018	13,005	10,453	—	—%
Noosa Acquirer, Inc. (c) (i)	Food Products	L+5.25% (7.33%), 11/21/2020	25,000	24,866	25,000	1.7%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2018
(Unaudited)

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
NTM Acquisition Corp. (c) (i)	Media	L+6.25% (8.58%), 6/7/2022	$17,939	$17,787	$17,850	1.2%
Office Depot, Inc. (a) (j)	Specialty Retail	L+7.00% (9.33%), 11/8/2022	8,445	8,304	8,656	0.6%
Orchid Underwriters Agency, LLC (c) (f)	Insurance Broker	L+5.00% (7.08%), 3/17/2022	1,100	1,100	1,100	0.1%
Orchid Underwriters Agency, LLC (c) (i)	Insurance Broker	L+5.00% (7.33%), 3/17/2022	16,508	16,393	16,508	1.1%
ORG Chemical Holdings, LLC (c) (i)	Chemicals	L+5.75% (8.08%), 6/30/2022	27,612	27,199	26,768	1.8%
ORG GC Holdings, LLC (c) (i)	Business Services	L+6.00% (8.33%), 7/31/2022	25,356	25,064	25,006	1.7%
Passport Food Group, LLC (c)	Food & Beverage	L+9.00% (11.34%), 3/1/2022	4,470	2,905	2,682	0.2%
PeopLease Holdings, LLC (c) (i)	Commercial Services & Supplies	L+9.00% (11.34%), 2/26/2021	20,000	19,902	17,500	1.2%
PGX Holdings, Inc. (c) (j)	Transportation Infrastructure	L+5.25% (7.33%), 9/29/2020	12,274	12,240	12,029	0.8%
Premier Dental Services, Inc. (i) (j)	Health Care	L+4.50% (6.58%), 6/30/2023	32,769	32,551	32,851	2.3%
Premier Global Services, Inc. (j)	Diversified Telecommunication Services	L+6.50% (8.68%), 12/8/2021	8,972	8,766	8,624	0.6%
Pride Plating, Inc. (c) (i)	Aerospace & Defense	L+5.50% (7.83%), 6/13/2019	12,379	12,367	12,379	0.9%
PSKW, LLC (c) (i)	Health Care Providers & Services	L+4.25% (6.58%), 11/25/2021	1,449	1,441	1,449	0.1%
PSKW, LLC (c) (i)	Health Care Providers & Services	L+8.27% (10.60%), 11/25/2021	17,750	17,563	17,750	1.2%
PSKW, LLC (c) (i)	Health Care Providers & Services	L+8.27% (10.60%), 11/25/2021	1,972	1,941	1,972	0.1%
PSKW, LLC (c) (i)	Health Care Providers & Services	L+8.27% (10.60%), 11/25/2021	1,930	1,912	1,930	0.1%
PT Network, LLC (c) (f)	Health Care	P+4.50% (9.50%), 11/30/2021	658	658	635	—%
PT Network, LLC (c) (i)	Health Care	L+5.50% (7.84%), 11/30/2021	16,679	16,573	16,117	1.1%
Pure Barre, LLC (c) (l)	Hotels, Restaurants & Leisure	L+7.00% (9.08%), 6/12/2020	503	503	503	—%
Pure Barre, LLC (c) (i) (l)	Hotels, Restaurants & Leisure	L+7.00% (9.08%), 6/12/2020	25,635	25,483	25,635	1.8%
Questex, Inc. (c) (i)	Media Entertainment	L+6.25% (8.57%), 9/7/2024	16,191	15,871	15,871	1.1%
Questex, Inc. (c) (f)	Media Entertainment	L+6.25% (8.57%), 9/7/2024	431	431	431	—%
Quorum Health Corporation (j)	Health Care	L+6.75% (8.83%), 4/29/2022	4,255	4,334	4,313	0.3%
Resco Products, Inc. (c)	Metals & Mining	L+6.25% (8.33%), 3/7/2020	10,000	10,000	9,850	0.7%
SCA Pharmaceuticals, LLC (c)	Health Care	L+9.00% (11.34%), 12/1/2020	2,235	2,141	2,134	0.1%
Schenectady International Group (j)	Chemicals	L+4.75% (7.19%), 8/21/2025	12,791	12,279	12,279	0.8%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2018
(Unaudited)

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
Schweiger Dermatology Group, LLC (c)	Health Care	L+8.50% (10.82%), 6/1/2022	$7,778	$7,707	$7,700	0.5%
SCUF Gaming, Inc. (c)	Gaming/Lodging	L+9.50% (11.61%), 12/1/2021	5,533	4,482	4,565	0.3%
SCUF Gaming, Inc. (c) (f)	Gaming/Lodging	L+9.50% (11.61%), 3/1/2019	335	295	276	—%
Skillsoft Corp. (j)	Technology	L+4.75% (6.83%), 4/28/2021	17,090	16,486	16,180	1.1%
Squan Holding Corp. (c)	Diversified Telecommunication Services	L+6.00% (8.34%), 10/10/2019	16,641	15,229	12,315	0.9%
SSH Group Holdiings, Inc. (j)	Consumer Products	L+4.25% (6.59%), 7/25/2025	6,058	6,043	6,106	0.4%
Steel City Media (c)	Media	P+3.50% (8.50%), 3/29/2020	37,956	37,956	37,576	2.6%
Subsea Global Solutions, LLC (c) (f)	Business Services	L+7.00% (9.34%), 3/28/2023	125	125	123	—%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (9.33%), 3/28/2023	8,433	8,281	8,278	0.6%
Tax Defense Network, LLC (c) (l) (p) (t)	Diversified Consumer Services	L+6.00% (10.00%), 8/27/2019	32,511	26,532	7,802	0.5%
Tillamook Country Smoker, LLC (c) (f)	Food Products	L+5.75% (8.09%), 5/19/2022	2,022	2,022	1,984	0.1%
Tillamook Country Smoker, LLC (c) (i)	Food Products	L+5.75% (8.06%), 5/19/2022	10,218	10,107	10,028	0.7%
Trademark Global LLC (c)	Consumer Products	L+5.50% (7.58%), 10/1/2022	2,199	2,199	2,199	0.2%
Transperfect Global, Inc. (c) (i)	Business Services	L+6.75% (8.92%), 5/7/2024	6,825	6,697	6,723	0.5%
Traverse Midstream Partners, LLC (j)	Energy Equipment & Services	L+4.00% (6.34%), 9/27/2024	6,352	6,325	6,394	0.4%
Trilogy International Partners, LLC (a)	Diversified Telecommunication Services	8.88%, 5/1/2022	14,875	14,819	15,061	1.0%
Trojan Battery Company, LLC (j)	Auto Components	L+4.75% (6.82%), 6/11/2021	10,370	10,328	10,344	0.7%
Turning Tech LLC (c) (i)	Software	L+9.75% (12.09%), 6/30/2020	16,725	16,628	15,889	1.1%
TwentyEighty, Inc. (c) (f) (l) (p)	Media	8.00%, 3/31/2020	6,486	5,210	6,405	0.4%
TwentyEighty, Inc. (c) (f) (l) (p)	Media	L+8.00% (10.33%), 3/31/2020	339	300	335	—%
TwentyEighty, Inc. (c) (f) (l) (p)	Media	9.00%, 3/31/2020	6,143	4,984	6,066	0.4%
US Salt, LLC (c) (f)	Food Products	L+4.75% (6.82%), 12/1/2023	1,247	1,247	1,236	0.1%
US Salt, LLC (c) (i)	Food Products	L+4.75% (6.82%), 12/1/2023	5,163	5,118	5,116	0.3%
USF S&H Holdco, LLC (c) (f)	Hotels, Restaurants & Leisure	L+5.75% (8.08%), 3/16/2023	323	323	319	—%
USF S&H Holdco, LLC (c) (i)	Hotels, Restaurants & Leisure	L+5.75% (8.08%), 3/19/2024	24,245	23,914	23,896	1.6%
Veritas US Inc.	Technology	10.50%, 2/1/2024	7,289	7,138	6,669	0.5%
Veritas US Inc. (j)	Technology	L+4.50% (6.58%), 1/27/2023	7,570	7,588	7,371	0.5%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2018
(Unaudited)

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
Vertex Aerospace Services (i)	Industrials	L+4.75% (6.83%), 6/16/2025	$8,837	$8,794	$8,914	0.6%
Von Drehle Corporation (c) (i) (l)	Life Sciences Tools & Services	L+11.50% (13.83%), 3/6/2023	26,176	25,839	25,574	1.8%
Vyaire Medical, Inc. (c) (j)	Health Care	L+4.75% (7.23%), 4/16/2025	8,963	8,625	8,783	0.6%
WMK, LLC (c) (i)	Travel Services	L+5.75% (7.86%), 9/5/2025	20,661	20,252	20,252	1.4%
WMK, LLC (c) (f)	Travel Services	L+5.75% (7.89%), 9/5/2024	436	436	436	—%
Xplornet Communications, Inc. (a) (j) (l)	Diversified Telecommunication Services	L+4.00% (6.33%), 9/9/2021	13,029	12,967	13,094	0.9%
YummyEarth Inc.	Food & Beverage	L+8.50% (10.84%), 8/1/2023	6,776	4,945	4,743	0.3%
Sub Total Senior Secured First Lien Debt				$1,789,531	$1,703,863	116.4%
Senior Secured Second Lien Debt - 18.6% (b)
Anchor Glass Container Corporation (c)	Containers & Packaging	L+7.75% (9.91%), 12/7/2024	$20,000	$19,845	$13,100	0.9%
Answers Corporation (c) (p)	Technology	L+7.90% (9.00%), 9/15/2021	4,640	4,174	4,408	0.3%
Astro AB Merger Sub, Inc. (a) (c)	Diversified Financial Services	L+7.50% (9.84%), 4/30/2023	7,758	7,758	7,836	0.5%
Baker Hill Acquisition, LLC (c)	Technology	L+11.00% (13.34%), 3/1/2021	3,017	1,508	1,509	0.1%
Baker Hill Acquisition, LLC (c)	Technology	L+11.00% (13.34%), 3/1/2021	447	384	447	—%
Boston Market Corporation (c)	Hotels, Restaurants & Leisure	L+8.25% (10.57%), 12/16/2018	23,976	23,960	20,859	1.4%
BrandMuscle Holdings Inc. (c)	Internet Software & Services	L+8.50% (10.84%), 6/1/2022	24,500	24,222	24,010	1.7%
Cafe Enterprises, Inc. (c) (t)	Restaurants	P+5.25% (10.75%), 3/31/2019	475	—	—	—%
Carlisle FoodService Products, Incorporated (c)	Food Products	L+7.75% (9.96%), 3/20/2026	10,719	10,519	10,515	0.7%
CDS U.S. Intermediate Holdings, Inc. (a) (c)	Hotels, Restaurants & Leisure	L+8.25% (10.33%), 7/8/2023	7,927	7,825	7,613	0.5%
Constellis Holdings, LLC (c)	Business Services	L+9.00% (11.33%), 4/1/2025	1,117	1,117	1,083	0.1%
Dentalcorp Perfect Smile ULC (a) (c)	Health Care	L+7.50% (9.58%), 6/1/2026	8,111	8,033	8,111	0.6%
Dentalcorp Perfect Smile ULC (a) (c) (f)	Health Care	L+7.50% (9.58%), 6/1/2026	515	510	515	—%
Dimora Brands, Inc. (c)	Consumer Products	L+8.50% (10.58%), 8/25/2025	4,470	4,469	4,470	0.3%
Edelman Financial Services LLC (a) (j)	Financial Services	L+6.75% (9.09%), 6/26/2026	6,764	6,731	6,899	0.5%
Epic Health Services, Inc. (c) (f) (j)	Health Care Providers & Services	L+8.00% (10.24%), 3/17/2025	15,000	14,817	14,475	1.0%
Frank Entertainment Group, LLC (c) (p) (t)	Media Entertainment	2.50%, 6/1/2022	724	—	—	—%
Genex Holdings, Inc. (c)	Health Care	L+7.00% (9.07%), 3/6/2026	2,305	2,283	2,293	0.2%
ICP Industrial, Inc. (c)	Chemicals	L+8.25% (10.31%), 5/3/2024	5,588	5,587	5,588	0.4%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2018
(Unaudited)

			Principal /
		Investment Coupon	Number of		Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares		Cost	Fair Value	Assets (b)
IDERA, Inc. (c)	Technology	L+9.00% (11.08%), 6/1/2025		$2,235	$2,234	$2,235	0.2%
KidKraft, Inc. (c)	Consumer Products	12.00%, 3/1/2022		6,283	6,195	6,189	0.4%
Min US Holdco LLC (a)	Technology	L+8.75% (11.08%), 7/13/2026		3,000	2,940	2,940	0.2%
Navicure, Inc. (c)	Health Care	L+7.50% (9.58%), 12/1/2026		1,341	1,341	1,341	0.1%
Northstar Financial Services Group, LLC (c)	Media Entertainment	L+7.50% (9.56%), 5/25/2026		3,381	3,365	3,415	0.2%
PetVet Care Centers, LLC	Business Services	L+6.25% (8.42%), 2/13/2026		3,539	3,523	3,539	0.2%
PI US Holdco III Limited (a) (c)	Consumer Finance	L+7.25% (9.33%), 12/20/2025		6,696	6,635	6,686	0.5%
ProAmpac, LLC (c)	Paper & Packaging	L+8.50% (10.81%), 1/1/2024		3,352	3,351	3,352	0.2%
Q International Courier, LLC (c)	Transports	L+8.25% (10.33%), 9/19/2025		3,129	3,128	3,129	0.2%
Recess Holdings, Inc. (c)	Hotels, Restaurants & Leisure	L+7.75% (10.20%), 9/29/2025		13,008	12,835	12,813	0.9%
Renaissance Holding Corp (j)	Education	L+7.00% (9.33%), 5/25/2026		8,456	8,293	8,414	0.6%
REP WWEX Acquisition Parent, LLC (c)	Transports	L+8.75% (11.09%), 2/2/2025		3,352	3,351	3,352	0.2%
River Cree Entertainment (a) (c) (z)	Gaming/Lodging	10.00%, 5/17/2025	CAD	21,275	16,394	16,235	1.1%
SSH Group Holdings, Inc.	Consumer Products	L+4.25% (6.59%), 7/24/2026		10,122	10,023	10,023	0.7%
St. Croix Hospice Acquisition Corp. (c) (j)	Health Care	L+8.75% (10.82%), 3/1/2024		2,056	1,961	2,025	0.1%
TierPoint, LLC (c)	Technology	L+7.25% (9.33%), 5/5/2025		5,334	5,290	5,227	0.4%
Travelpro Products, Inc. (a) (c)	Retail	13.00%, 11/1/2022		2,337	2,336	2,337	0.2%
Travelpro Products, Inc. (a) (c)	Retail	13.00%, 11/1/2022		2,070	2,070	2,070	0.1%
U.S. Auto (c)	Diversified Consumer Services	L+10.50% (12.61%), 6/8/2020		30,000	29,822	29,850	2.0%
US Salt, LLC (c)	Food Products	L+8.75% (10.87%), 12/1/2024		12,872	12,702	12,697	0.9%
Sub Total Senior Secured Second Lien Debt					$281,531	$271,600	18.6%

Subordinated Debt - 9.3% (b)
Cafe Enterprises, Inc. (c) (t)	Restaurants	14.00%, 9/30/2019		$3,681	$—	$—	—%
Capital Contractors, Inc. (c) (t)	Business Services	16.00%, 6/30/2020		2,200	—	—	—%
Captek Softgel International, Inc. (c)	Health Care	11.50%, 1/1/2023		6,948	6,946	6,670	0.5%
Community Intervention Services, Inc. (c) (t)	Health Care	13.00%, 1/31/2021		5,052	—	—	—%
Del Real, LLC (c)	Consumer Products	11.00%, 4/1/2023		3,129	2,947	3,004	0.2%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2018
(Unaudited)

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
Dyno Acquiror, Inc. (c)	Business Services	12.00%, 8/1/2020	$1,051	$1,051	$1,051	0.1%
Frontier Communications (a)	Diversified Telecommunication Services	8.50%, 4/15/2020	10,000	9,398	10,063	0.7%
Frontstreet Facility Solutions, Inc. (c) (p)	Telecom	13.00%, 3/1/2021	1,891	227	189	—%
Frozen Specialties, Inc. (c)	Food & Beverage	14.00%, 10/31/2018	3,257	2,035	2,280	0.2%
HemaSource, Inc. (c) (ac)	Health Care	11.00%, 1/1/2024	2,270	2,160	2,179	0.1%
HTC Borrower, LLC (c)	Technology	13.00%, 9/1/2020	5,561	5,304	5,450	0.4%
NB Products, Inc. (c)	Consumer Products	10.00%, 2/1/2020	1,230	1,230	1,280	0.1%
NB Products, Inc. (c)	Consumer Products	14.00%, 2/1/2020	5,330	5,329	5,526	0.4%
NB Products, Inc. (c)	Consumer Products	20.00%, 5/1/2021	610	610	610	—%
Orchid Underwriters Agency, LLC (c)	Insurance Broker	11.50%, 3/1/2023	482	482	482	—%
Orchid Underwriters Agency, LLC (c)	Insurance Broker	13.50%, 3/1/2024	196	196	196	—%
Park Ave RE Holdings, LLC (c) (d) (l) (o)	Real Estate Management & Development	13.00%, 12/31/2021	37,192	37,192	37,192	2.5%
PCX Aerostructures, LLC (c)	Industrials	6.00%, 8/9/2021	7,244	5,432	5,433	0.4%
RMP Group, Inc. (c)	Financials	11.50%, 9/1/2022	2,267	2,180	2,244	0.1%
Rotolo Consultants, Inc. (c)	Industrials	14.00%, 8/1/2021	1,736	1,736	1,736	0.1%
Smile Brands, Inc. (f) (c)	Health Care	12.00%, 2/1/2023	5,156	5,155	5,156	0.4%
Steel City Media (c) (l) (t)	Media	16.00%, 3/30/2020	26,530	24,536	21,754	1.5%
Tax Advisors Group, LLC (c)	Financials	12.00%, 12/1/2022	2,776	2,775	2,776	0.2%
Technology Crops, LLC (c) (t)	Business Services	12.00%, 8/2/2019	2,575	644	644	—%
Trademark Global LLC (c)	Consumer Products	11.25%, 4/1/2023	3,311	3,310	3,311	0.2%
Vantage Mobility International, LLC (c)	Automotive	L+7.75% (9.83%), 9/1/2021	6,863	5,759	5,696	0.4%
Xplornet Communications, Inc. (a) (l)	Diversified Telecommunication Services	9.63%, 6/1/2022	11,094	11,094	11,399	0.8%
Sub Total Subordinated Debt				$137,728	$136,321	9.3%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2018
(Unaudited)

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
Collateralized Securities - 10.8% (b)
Collateralized Securities - Debt Investment
Figueroa - Class F Notes (a) (c) (p)	Diversified Investment Vehicles	12.34%, 1/15/2027	$8,000	$8,000	$8,000	0.6%
NewStar Arlington Senior Loan Program LLC Class FR Notes (a) (c) (p)	Diversified Investment Vehicles	13.34%, 4/25/2031	4,750	4,527	4,530	0.3%
NewStar Exeter Fund CLO - Debt (a) (c) (p)	Diversified Investment Vehicles	9.85%, 1/20/2027	10,728	9,383	9,075	0.6%
WhiteHorse VIII, Ltd. CLO - Debt (a) (c) (p)	Diversified Investment Vehicles	6.89%, 5/1/2026	8,000	7,661	7,594	0.5%
Collateralized Securities - Equity Investment (n)
B&M CLO 2014-1, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	11.61%, 4/16/2026	$40,250	$11,676	$10,681	0.7%
CVP Cascade CLO, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	62.02%, 1/16/2026	31,000	1,285	1,896	0.1%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	18.83%, 1/15/2027	35,057	11,941	12,016	0.8%
MidOcean Credit CLO II, LLC Income Notes (a) (c) (p) (v)	Diversified Investment Vehicles	12.13%, 1/29/2025	37,600	20,876	20,788	1.4%
MidOcean Credit CLO III, LLC Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	15.05%, 7/21/2026	43,300	17,670	18,336	1.3%
MidOcean Credit CLO IV, LLC Income Notes (a) (c) (p) (v)	Diversified Investment Vehicles	10.02%, 4/15/2027	21,500	13,066	12,152	0.8%
NewStar Arlington Senior Loan Program LLC Class FR Notes (a) (c) (p) (v)	Diversified Investment Vehicles	18.47%, 7/25/2025	31,603	19,974	27,674	2.0%
NewStar Exeter Fund CLO - Equity (a) (c) (p) (v)	Diversified Investment Vehicles	17.24%, 1/19/2027	31,575	10,766	10,689	0.7%
OFSI Fund VI, Ltd. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 3/20/2025	38,000	10,722	6,726	0.5%
Related Fee Agreements (a) (c) (s)	Diversified Investment Vehicles		13,840	4,499	2,005	0.1%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 5/1/2026	36,000	9,934	6,479	0.4%
Sub Total Collateralized Securities				$161,980	$158,641	10.8%

Equity/Other - 15.7% (b)
Aden & Anais Holdings, Inc (c) (e) (ac)	Retail		4,470	$—	$—	—%
Answers Corporation - Common Equity (c) (e) (p)	Technology		908,911	11,361	4,545	0.3%
Avaya Holdings Corp. (a) (e) (aa)	Communications Equipment		207,310	3,292	4,590	0.3%
Baker Hill Acquisition, LLC (c) (e)	Technology		22,653	—	—	—%
Cafe Enterprises, Inc. (c) (e)	Restaurants		2,235	—	—	—%
California Resources Development JV, LLC - Preferred Equity (a) (c) (o) (u)	Metals & Mining	9.00%	38,858,603	32,712	34,084	2.4%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2018
(Unaudited)

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
Capital Contractors, Inc. (c) (e)	Business Services		45	—	—	—%
Capital Contractors, Inc. (c) (e)	Business Services		4,470	—	—	—%
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (c) (e) (o) (u)	Food Products		6,023	1,630	$—	—%
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (c) (e) (o) (u)	Food Products		24,656	—	—	—%
Captek Softgel International, Inc. (c) (e) (ac)	Health Care		8,498	942	827	0.1%
Centerfield Media Holding Company (c) (e)	Business Services		112	245	247	—%
Consolidated Lumber Holdings, LLC (c) (e)	Building Materials		3,352	1,053	1,013	0.1%
CPower Ultimate HoldCo, LLC (c) (e)	Business Services		77,230	631	631	—%
CRS-SPV, Inc. (c) (e)	Business Services		246	2,219	2,239	0.2%
CWS Holding Company, LLC (c) (e)	Building Materials		335,255	—	—	—%
Danish CRJ LTD. - Common Equity (a) (c) (e) (p) (r)	Aerospace & Defense		5,002	—	163	—%
Data Source Holdings, LLC (c) (e)	Media/ Entertainment		10,617	140	145	—%
Del Real, LLC (c) (e)	Consumer Products		670,510	382	481	—%
Dyno Acquiror, Inc. (c) (e)	Business Services		134,102	58	69	—%
FCL Holding SPV, LLC (c) (e)	Publishing		5,559	132	35	—%
FCL Holding SPV, LLC (c) (e)	Publishing		10,824	30		—%
FCL Holding SPV, LLC (c) (e)	Publishing		837	—	—	—%
Frank Entertainment Group, LLC (c) (e) (p)	Media Entertainment		135,566	—	—	—%
Frank Entertainment Group, LLC (c) (e) (p)	Media Entertainment		625,810	—	—	—%
Frank Entertainment Group, LLC (c) (e) (p)	Media Entertainment		625,810	—	—	—%
Frontstreet Facility Solutions, Inc. (c) (e) (p)	Telecom		24,114	—	—	—%
Greenwave Holdings, Inc. - Series C Preferred StockWarrant (c) (e)	Internet Software & Services	Expire 8/16/2025	172,414	—	—	—%
HemaSource, Inc. (c) (e) (ac)	Health Care		223,503	168	209	—%
ICP Industrial, Inc. (c) (e)	Chemicals		288	279	379	—%
Inland Pipe Rehabilitation Holding Company LLC (c) (e)	Energy		223	245	505	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

September 30, 2018

(Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Integrated Efficiency Solutions, Inc. (c) (e)	Energy		53,215	56	67	—%
Integrated Efficiency Solutions, Inc. (c) (e)	Energy		2,975	3	3	—%
Kahala Ireland OpCo Designated Activity Company - Common Equity (a) (c) (e) (h) (o)	Aerospace & Defense		—	—	14,401	1.0%
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (a) (c) (e) (h) (o)	Aerospace & Defense		3,250,000	2,831	3,250	0.2%
Kahala US OpCo LLC - Class A Preferred Units (a) (c) (e) (k) (o)	Aerospace & Defense	13.00%	4,413,472	—	—	—%
K-Square Restaurant Partners, LP (c) (e) (ac)	Food & Beverage		447	175	83	—%
Lakeview Health Holdings, Inc. (c) (e)	Health Care		447	—	—	—%
MIC Holding LLC (c) (e)	Business Services		1,470	3,687	3,817	0.3%
MIC Holding LLC (c) (e)	Business Services		30,000	4,917	5,008	0.3%
Micross Solutions LLC (c) (e)	Technology		442,430	223	201	—%
Mood Media Corporation - Warrants (c) (e)	Business Services		121,021	27	76	—%
Motor Vehicle Software Corporation (c) (e) (ab)	Technology		223,503	318	300	—%
NB Products, Inc. (c) (e)	Consumer Products		372,958	4,246	6,662	0.5%
NB Products, Inc. (c) (e)	Consumer Products		1,752	2,438	2,603	0.2%
New Star Metals Inc. - Warrants (c) (e)	Business Services	Expire 12/22/2036	100,216	151	450	—%
NexSteppe Inc. - Series C Preferred Stock Warrant (c) (e) (o)	Chemicals		237,240	737	—	—%
NMFC Senior Loan Program I, LLC (a) (o)	Diversified Investment Vehicles		50,000	50,000	50,371	3.5%
Nomacorc, LLC (c) (e) (ab)	Consumer Products		356,816	56	111	—%
Orchid Underwriters Agency, LLC - Common Shares (c) (e) (u)	Insurance Broker		3,352	329	327	—%
Orchid Underwriters Agency, LLC - Common Shares (c) (e) (u)	Insurance Broker		5,000	—	488	—%
Orchid Underwriters Agency, LLC - Preferred Shares (c) (e) (u)	Insurance Broker		3,352	228	236	—%
Orchid Underwriters Agency, LLC - Preferred Shares (c) (e) (u)	Insurance Broker		5,000	113	352	—%
Park Ave RE Holdings, LLC - Common Shares (c) (e) (o) (w)	Real Estate Management & Development		1,000	102	15,315	1.1%
Park Ave RE Holdings, LLC - Preferred Shares (c) (e) (o) (w)	Real Estate Management & Development	8.00%	47,290	23,645	23,645	1.6%
Passport Food Group, LLC (c) (e) (ac)	Food & Beverage		4,470	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

September 30, 2018

(Unaudited)

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
PCX Aerostructures, LLC (c) (e)	Industrials		27,250	$—	$—	—%
PCX Aerostructures, LLC (c) (e)	Industrials		1,356	—	—	—%
PCX Aerostructures, LLC (c) (e)	Industrials		315	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (f) (g) (p)	Diversified Investment Vehicles		$9,952	9,952	10,206	0.7%
RMP Group, Inc. (c) (e)	Financials		223	164	218	—%
RockYou, Inc. (c) (e)	Advertising		15,105	—	—	—%
Rotolo Consultants, Inc. (c) (e) (ab)	Industrials		8,717	1,900	1,833	0.1%
Schweiger Dermatology Group, LLC (c) (e)	Health Care		265,024	—	—	—%
SCUF Gaming, Inc. (c) (e)	Gaming/Lodging		6,060	21	30	—%
Smile Brands, Inc. (c) (e)	Health Care		669	748	840	0.1%
South Grand MM CLO I, LLC (a) (o)	Diversified Investment Vehicles		$6,691	6,262	6,719	0.5%
Squan Holding Corp. - Class A Common Stock (c) (e) (p)	Diversified Telecommunication Services		180,835	—	—	—%
Squan Holding Corp. - Series A Preferred Stock (c) (e) (p)	Diversified Telecommunication Services		8,962	—	—	—%
St. Croix Hospice Acquisition Corp. (c) (e)	Health Care		112	—	—	—%
St. Croix Hospice Acquisition Corp. (c) (e)	Health Care		112	64	76	—%
SYNACOR INC (c) (e)	Technology		59,785	—	96	—%
Tax Advisors Group, LLC (c) (e)	Financials		86	609	579	—%
Tax Defense Network, LLC (c) (e)	Diversified Consumer Services		351,944	—	—	—%
Tax Defense Network, LLC - Common Equity (c) (e)	Diversified Consumer Services		147,099	425	—	—%
TCG BDC, Inc. - Common Stock (fka Carlyle GMS Finance, Inc.) (a)	Diversified Investment Vehicles		226	4,336	3,701	0.3%
Team Waste, LLC (c) (e)	Industrials		111,752	2,235	2,235	0.2%
Technology Crops, LLC (c) (e)	Business Services		11,175	—	—	—%
Tennenbaum WatermanFund, L.P. (a) (c) (e) (p)	Diversified Investment Vehicles		$10,000	10,000	10,100	0.7%
The Cook & Boardman Group, LLC (c) (e) (ac)	Industrials		312,905	1,027	1,162	0.1%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		$8,457	8,457	8,484	0.6%
Travelpro Products, Inc. (a)	Retail		447,007	506	541	—%
TwentyEighty, Inc. - Class A Common Equity (c)	Media		54,586	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

September 30, 2018

(Unaudited)

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
TZ Holdings, Inc. - Preferred Shares (fka Zimbra, Inc.) (c) (e)	Software	Expire 10/25/2023	1,000,000	$10	$179	—%
U.S. Auto - Series A Common Units (c) (e) (u)	Diversified Consumer Services		10,000	10	—	—%
U.S. Auto - Series A Preferred Units (c) (e) (u)	Diversified Consumer Services		490	490	545	—%
U.S. Auto - Series C Preferred Equity Units (c) (e) (u)	Diversified Consumer Services		56	56	111	—%
United Biologics, LLC (c) (e)	Health Care		39,769	132	—	—%
United Biologics, LLC (c) (e)	Health Care		3,155	—	—	—%
United Biologics, LLC (c) (e)	Health Care		4,206	31	—	—%
United Biologics, LLC (c) (e)	Health Care		99,236	—	—	—%
United Biologics, LLC (c) (e)	Health Care		223	35	—	—%
Vantage Mobility International, LLC (c) (e)	Automotive		391,131	—	—	—%
Women's Marketing, Inc. (c) (e)	Media Entertainment		3,643	—	—	—%
Women's Marketing, Inc. (c) (e)	Media Entertainment		2,235	—	—	—%
World Business Lenders, LLC - Preferred Stock (c) (e) (p)	Consumer Finance		922,669	3,750	3,759	0.3%
WSO Holdings, LP (c) (e)	Food & Beverage		698	279	99	—%
Wythe Will Tzetzo, LLC (c) (e)	Food & Beverage		22,312	302	111	—%
YummyEarth Inc. (c) (e)	Food & Beverage		223	—	—	—%
Sub Total Equity/Other				$201,602	$229,552	15.7%
TOTAL INVESTMENTS - 170.8% (b)				$2,572,372	$2,499,977	170.8%

Forward foreign currency contracts:

					Unrealized
					Appreciation/
Counterparty	Contract to Deliver		In Exchange For	Maturity Date	(Depreciation)
Goldman Sachs International	CAD	21,275	$16,198	10/3/2018	$(302)

(a)	All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. Qualifying assets represent 74.0% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.
(b)	Percentages are based on net assets of $1,463,846 as of September 30, 2018.
(c)	The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(d)	As of the date of election, the portfolio company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be payment-in-kind (“PIK”).
(e)	Non-income producing at September 30, 2018.
(f)	The Company has various unfunded commitments to portfolio companies. The remaining amount of these unfunded commitments as of September 30, 2018 are comprised of the following:

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

September 30, 2018

(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Original Commitment	Remaining Commitment
Accent Care, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	$4,310	$2,500
AMI Entertainment Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,234	1,234
Black Mountain Sand, LLC	Senior Secured First Lien Debt	Delayed draw term loan	13,050	1,305
CCW, LLC	Senior Secured First Lien Debt	Revolver term loan	3,000	1,700
CDHA Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,264	1,138
CDHA Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	7,583	7,583
Cold Spring Brewing Company	Senior Secured First Lien Debt	Revolver term loan	238	238
Corfin Industries LLC	Senior Secured First Lien Debt	Revolver term loan	956	956
Dentalcorp Perfect Smile ULC	Senior Secured Second Lien Debt	Delayed draw term loan	2,028	1,513
Deva Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	559	559
DLC Acquisition, LLC	Senior Secured First Lien Debt	Revolver term loan	694	694
Epic Health Services, Inc	Senior Secured Second Lien Debt	Delayed draw term loan	1,373	1,373
Florida Foods Products, LLC	Senior Secured First Lien Debt	Revolver term loan	1,774	1,242
Harrison Gypsum, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,873	2,686
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver term loan	2,753	2,588
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,731	929
InMotion Entertainment Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,200	1,843
Integral Ad Science, INC.	Senior Secured First Lien Debt	Revolver term loan	1,085	1,085
Lakeview Health Holdings	Senior Secured First Lien Debt	Revolver term loan	310	310
Micross Solutions LLC	Senior Secured First Lien Debt	Delayed draw term loan	669	669
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	547	508
MMM Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	3,522	3,522
MMM Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,761	1,761
Orchid Underwriters Agency, LLC	Senior Secured First Lien Debt	Revolver term loan	2,200	1,100
PennantPark Credit Opportunities Fund II, LP	Equity capital commitment	Equity capital commitment	10,764	538
PT Network, LLC	Senior Secured First Lien Debt	Delayed draw term loan	6,579	6,579
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,316	658
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	2,153
Smile Brands, Inc.	Subordinated Debt	Delayed draw term loan	4,268	4,268
Subsea Global Solutions, LLC	Senior Secured First Lien Debt	Revolver term loan	963	838
Tillamook Country Smoker, LLC	Senior Secured First Lien Debt	Revolver term loan	2,696	674
TwentyEighty, Inc.	Senior Secured First Lien Debt	Revolver term loan	443	443
US Salt, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,297	43
USF S&H Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	1,616	1,293
WMK, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,618	2,618
WMK, LLC	Senior Secured First Lien Debt	Revolver term loan	2,618	2,182
Total			$96,476	$61,323

(g)	The investment is subject to a three year lock-up restriction on withdrawals. The lock-up expires on March 31, 2019.
(h)	The Company's investment is held through the consolidated subsidiaries, Kahala Aviation Holdings, LLC and Kahala LuxCo, which own 100% of the equity of the operating company, Kahala Ireland OpCo Designated Activity Company.
(i)	The Company's investment or a portion thereof is pledged as collateral under the Wells Fargo Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(j)	The Company's investment or a portion thereof is pledged as collateral under the Citi Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(k)	The Company's investment is held through the consolidated subsidiaries, Kahala Aviation Holdings, LLC and Kahala Aviation US, Inc. which own 100% of the equity of the operating company, Kahala US OpCo LLC.
(l)	For the three months ended September 30, 2018, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind (“PIK”):

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

September 30, 2018

(Unaudited)

Portfolio Company	Investment Type	Cash	PIK	All-in Rate	PIK Earned for the three months ended September 30, 2018
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.)	Senior Secured First Lien Debt	—%	14.84%	14.84%	$—
Greenwave Holdings, Inc.	Senior Secured First Lien Debt	10.00%	3.00%	13.00%	41
Integral Ad Science	Senior Secured First Lien Debt	6.83%	1.25%	8.08%	35
Kahala Ireland OpCo Designated Activity Company	Senior Secured First Lien Debt	13.00%	—%	13.00%	—
Lightsquared LP	Senior Secured First Lien Debt	—%	11.07%	11.07%	337
MMM Holdings, Inc.	Senior Secured First Lien Debt	8.59%	—%	8.59%	—
Mood Media Corporation	Senior Secured First Lien Debt	8.83%	0.75%	9.58%	104
New Star Metals, Inc.	Senior Secured First Lien Debt	8.33%	—%	8.33%	—
NetSteppe Inc.	Senior Secured First Lien Debt	—%	12.00%	12.00%	—
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%	—
Pure Barre, LLC	Senior Secured First Lien Debt	7.83%	1.25%	9.08%	81
Pure Barre, LLC	Senior Secured First Lien Debt	7.83%	1.25%	9.08%	2
Steel City Media	Subordinated Debt	—%	16.00%	16.00%	—
Tax Defense Network, LLC	Senior Secured First Lien Debt	10.00%	0.00%	10.00%	—
TwentyEighty, Inc.	Senior Secured First Lien Debt	6.33%	4.00%	10.33%	65
TwentyEighty, Inc.	Senior Secured First Lien Debt	4.00%	4.00%	8.00%	133
TwentyEighty, Inc.	Senior Secured First Lien Debt	0.25%	8.75%	9.00%	—
Von Drehle Corporation	Senior Secured First Lien Debt	11.83%	2.00%	13.83%	—
Xplornet Communications, Inc.	Senior Secured First Lien Debt	6.33%	—%	6.33%	—
Xplornet Communications, Inc.	Subordinated Debt	—%	9.63%	9.63%	—
Total					$798

(m)	The Company's investment or a portion thereof is pledged as collateral under the UBS Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(n)	For equity investments in Collateralized Securities, the effective yield is presented in place of the investment coupon rate for each investment. Refer to footnote (v) for a further description of an equity investment in a Collateralized Security.
(o)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be "non-controlled" when we own 25% or less of the portfolio company's voting securities and "controlled" when we own more than 25% of the portfolio company's voting securities. The Company classifies this investment as "controlled".
(p)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as "non-affiliated" when we own less than 5% of a portfolio company's voting securities and "affiliated" when we own 5% or more of a portfolio company's voting securities. The Company classifies this investment as "affiliated".
(q)	Unless otherwise indicated, all investments in the schedule of investments are non-affiliated, non-controlled investments.
(r)	The Company's investment is held through the Consolidated Holding Company, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.
(s)	Related Fee Agreements consist of five investments with a total fair value of $2.0 million that are classified as Affiliated Investments.
(t)	The investment is on non-accrual status as of September 30, 2018.
(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.
(v)	The Collateralized Securities - subordinated notes are treated as equity investments and are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
(w)	The Company's investment is held through the consolidated subsidiary, Park Ave RE, Inc., which owns 100% of the equity of the operating company, Park Ave RE Holdings, LLC.
(x)	The Company's investment or a portion thereof is pledged as collateral under the JPMC PB Account. Individual investments can be divided into parts which are pledged to separate credit facilities.
(y)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at September 30, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
(z)	The principal amount (par amount) is denominated in Canadian Dollars or CAD.
(aa)	The investment is not a restricted security. All other securities are restricted securities.
(ab)

The investment is held through a participation interest in which the Company has a contractual relationship only with the loan transferor, not the underlying borrower. The Company may be subject to the credit risk of the loan transferor as well as of the borrower.

(ac)

The investment is held through BSP TCAP Acquisition Holdings LP which, as further outlined in Note 1, is an affiliated acquisition entity utilized for the Triangle Transaction.  Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of September 30, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

September 30, 2018

(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2018:

	At September 30, 2018
	Investments at Fair Value	Percentage of Total Portfolio
Health Care	$276,939	11.1%
Diversified Investment Vehicles	248,222	9.9%
Business Services	202,697	8.1%
Hotels, Restaurants & Leisure	157,007	6.3%
Aerospace & Defense	151,742	6.1%
Media	127,451	5.1%
Diversified Telecommunication Services	92,299	3.7%
Chemicals	87,761	3.5%
Energy Equipment & Services	81,437	3.3%
Food Products	80,423	3.2%
Technology	78,822	3.2%
Metals & Mining	78,307	3.1%
Real Estate Management & Development	76,152	3.0%
Health Care Providers & Services	75,216	3.0%
Consumer Products	61,622	2.5%
Commercial Services & Supplies	60,695	2.4%
Gaming/Lodging	54,611	2.2%
Diversified Consumer Services	54,255	2.2%
Communications Equipment	43,203	1.7%
Software	40,943	1.6%
Food & Beverage	37,421	1.5%
Industrials	33,628	1.3%
Internet Software & Services	30,729	1.2%
Professional Services	27,501	1.1%
Life Sciences Tools & Services	25,574	1.0%
Specialty Retail	21,741	0.9%
Media Entertainment	21,131	0.9%
Travel Services	20,688	0.8%
Insurance Broker	19,689	0.8%
Advertising	13,879	0.6%
Financials	13,799	0.6%
Containers & Packaging	13,100	0.5%
Transportation Infrastructure	12,029	0.5%
Consumer Finance	10,445	0.4%
Auto Components	10,344	0.4%
Education	8,414	0.3%
Diversified Financial Services	7,836	0.3%
Building Materials	7,825	0.3%
Financial Services	6,899	0.3%
Transports	6,481	0.3%
Automotive	5,696	0.2%
Retail	4,948	0.2%
Energy	4,296	0.2%
Paper & Packaging	3,352	0.1%
Utilities	2,359	0.1%
Telecom	189	—%
Media/Entertainment	145	—%
Publishing	35	—%
Restaurants	—	—%
Total	$2,499,977	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

December 31, 2017

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Senior Secured First Lien Debt - 118.8% (b)
Abaco Systems Holding Corp. (c) (i)	Business Services	L+6.00% (7.35%), 12/7/2021	$23,698	$23,320	$23,129	1.6%
ABC Financial Intermediate, LLC (c) (j)	Media	L+4.25% (5.94%), 1/2/2025	7,739	7,700	7,700	0.5%
Ability Networks Inc. (c) (j)	Health Care Providers & Services	L+5.00% (6.35%), 12/13/2024	13,607	13,539	13,607	0.9%
Adams Publishing Group, LLC (c) (i)	Media	L+7.00% (8.69%), 11/3/2020	16,250	16,109	16,250	1.1%
Adams Publishing Group, LLC (c)	Media	L+7.00% (8.69%), 11/3/2020	4,432	4,432	4,432	0.3%
Aleris International, Inc. (x)	Metals & Mining	9.50%, 4/1/2021	2,882	3,046	3,044	0.2%
Alvogen Pharma US, Inc. (j)	Health Care	L+5.00% (6.57%), 4/2/2022	14,061	13,955	13,932	0.9%
AMI Entertainment Network, LLC (c) (f) (i)	Hotels, Restaurants & Leisure	L+6.00% (7.69%), 7/21/2022	14,632	14,365	14,368	1.0%
Amports, Inc. (c) (m)	Transportation Infrastructure	L+5.00% (6.69%), 5/19/2020	14,876	14,832	14,876	1.0%
Amteck, LLC (c) (f) (i)	Commercial Services & Supplies	L+7.50% (9.20%), 7/2/2020	21,688	21,499	21,579	1.4%
Answers Corporation (c) (p)	Technology	L+5.00% (6.57%), 4/15/2021	3,007	2,945	2,916	0.2%
AP Gaming I, LLC (i) (j)	Gaming/Lodging	L+5.50% (7.07%), 2/15/2024	33,592	33,524	33,823	2.3%
APCO Holdings (c) (i)	Diversified Consumer Services	L+6.00% (7.57%), 1/29/2022	3,666	3,590	3,593	0.2%
Applied Merchant Systems West Coast, Inc. (c) (m)	Diversified Financial Services	L+11.50% (12.84%), 10/26/2020	18,853	18,635	17,816	1.2%
Applied Merchant Systems West Coast, Inc. (c) (m)	Diversified Financial Services	L+11.50% (12.84%), 10/26/2020	6,500	6,425	6,143	0.4%
AqGen Ascensus Inc. (j)	Technology	L+3.50% (5.06%), 12/3/2022	19,637	19,637	19,694	1.3%
AqGen Ascensus Inc. (f)	Technology	L+3.50% (5.06%), 12/3/2022	3,333	3,325	3,348	0.2%
Avatar Purchaser, Inc. (c) (m)	Business Services	L+7.50% (8.99%), 11/17/2025	11,716	11,370	11,520	0.8%
Avaya Holdings Corp. (j)	Communications Equipment	L+4.75% (6.23%), 12/15/2024	26,108	25,848	25,662	1.7%
Basho Technologies, Inc. (c) (d) (l) (t)	Software	17.00%, 5/31/2018	6,645	6,485	—	—%
Basho Technologies, Inc. (c) (d) (l) (t)	Software	17.00%, 5/31/2018	2,550	2,550	—	—%
BCP Raptor, LLC (j)	Energy Equipment & Services	L+4.25% (5.73%), 6/24/2024	19,986	19,800	20,048	1.3%
BCP Renaissance, LLC (j)	Energy Equipment & Services	L+4.00% (5.38%), 10/31/2024	8,472	8,431	8,569	0.6%
BDS Solutions Group, LLC (c) (i) (m)	Business Services	L+8.75% (10.45%), 6/1/2021	33,042	32,531	33,042	2.2%
BDS Solutions Group, LLC (c)	Business Services	L+8.75% (10.45%), 6/1/2021	2,888	2,841	2,888	0.2%
Beaver-Visitec International Holdings, Inc. (c) (j)	Health Care	L+5.00% (6.69%), 8/21/2023	6,580	6,580	6,580	0.4%
Berner Food & Beverage LLC (c)(f) (i)	Food Products	L+7.00% (8.69%), 3/16/2022	18,853	18,536	18,476	1.2%
Black Mountain Sand, LLC (c) (f)	Energy Equipment & Services	L+9.00% (10.50%), 11/30/2021	13,050	12,859	12,854	0.9%

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

December 31, 2017

			Principal /
		Investment Coupon	Number of	Amortized		% of Net
Portfolio Company (q)	Industry	Rate / Maturity (y)	Shares	Cost	Fair Value	Assets (b)
Ideal Tridon Holdings, Inc. (c) (f)	Commercial Services & Supplies	L+6.50% (7.74%), 7/31/2022	$546	$511	$536	—%
Indivior Finance S.A.R.L. (i)	Health Care	L+4.50% (6.11%), 12/18/2022	6,983	6,948	7,001	0.5%
InMotion Entertainment Group, LLC (c) (i)	Specialty Retail	L+7.25% (8.95%), 10/1/2021	13,343	13,299	13,343	0.9%
InMotion Entertainment Group, LLC (c) (f) (i)	Specialty Retail	L+7.75% (9.45%), 10/1/2021	327	327	327	—%
Intelsat S.A (m)	Diversified Telecommunication Services	L+4.50% (6.19%), 1/2/2024	665	665	672	—%
Intelsat S.A (m)	Diversified Telecommunication Services	L+4.50% (6.63%), 1/2/2024	2,211	2,211	2,231	0.1%
Internap Corporation (m)	Communications Equipment	L+7.00% (8.41%), 4/6/2022	8,208	8,102	8,280	0.6%
IPC Corp. (j)	Diversified Telecommunication Services	L+4.50% (5.89%), 8/6/2021	7,103	6,995	6,943	0.5%
Jackson Hewitt, Inc. (j)	Diversified Consumer Services	L+7.00% (8.38%), 7/30/2020	6,515	6,448	6,409	0.4%
K2 Pure Solutions NoCal, L.P. (c) (i)	Chemicals	L+6.00% (7.57%), 2/19/2021	6,500	6,445	6,500	0.4%
Kahala Ireland OpCo Designated Activity Company (a) (c) (l) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	141,549	141,549	141,549	9.5%
Kissner Milling Co. Ltd. (c) (x)	Chemicals	8.38%, 12/1/2022	21,199	21,530	21,430	1.4%
Lakeland Tours, LLC (f)	Diversified Consumer Services	L+4.00% (5.59%), 12/15/2024	5,634	5,620	5,683	0.4%
LenderLive Services, LLC (c)	Business Services	L+12.00% (13.50%), 8/11/2020	10,000	9,869	9,650	0.7%
Lightsquared LP (l)	Diversified Telecommunications Services	L+8.75% (10.27%), 6/15/2020	11,315	10,598	10,481	0.7%
Lionbridge Technologies, Inc. (c) (i)	Business Services	L+5.50% (7.07%), 2/28/2024	13,764	13,703	13,702	0.9%
MCS Acquisition Corp. (c) (j)	Professional Services	L+4.75% (6.25%), 5/18/2024	14,297	14,239	14,297	1.0%
Medallion MidlandAcquisition, L.P. (j)	Energy Equipment & Services	L+3.25% (4.82%), 11/13/2024	4,450	4,439	4,456	0.3%
Medical Depot Holdings, Inc. (c) (i)	Health Care	L+5.50% (7.19%), 1/3/2023	19,771	18,270	18,407	1.2%
Metal Services LLC (j)	Metals & Mining	L+7.50% (9.19%), 6/30/2019	10,806	10,726	10,846	0.7%
Michael Baker International, LLC (j)	Business Services	L+4.50% (5.94%), 11/21/2022	5,607	5,552	5,593	0.4%
Midwest Can Company, LLC (c) (f) (i)	Energy Equipment & Services	L+6.75% (8.32%), 1/26/2022	5,067	4,994	5,008	0.3%
MMM Holdings, LLC (c) (d) (j) (l)	Health Care	L+8.75% (10.32%), 6/28/2019	7,028	7,029	6,818	0.5%
Monitronics International, Inc. (j)	Diversified Consumer Services	L+5.50% (7.19%), 9/30/2022	2,963	2,950	2,933	0.2%
Montreign Operating Company, LLC (c) (m)	Hotels, Restaurants & Leisure	L+8.25% (9.82%), 1/24/2023	27,161	26,732	27,473	1.8%
Mood Media Corporation (c) (m)	Business Services	L+7.25% (8.94%), 6/28/2022	13,912	13,638	13,608	0.9%
Motion Recruitment Partners, LLC (c) (f) (i)	Professional Services	L+6.00% (7.57%), 2/13/2020	17,194	17,021	17,194	1.2%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

December 31, 2017

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
MSO of Puerto Rico, LLC (c) (d) (j) (l)	Health Care	L+8.75% (10.32%), 6/28/2019	$5,110	$5,110	$4,956	0.3%
Murray Energy Holdings Co. (j)	Energy Equipment & Services	L+7.25% (8.94%), 4/16/2020	13,408	12,929	11,778	0.8%
National Technical Systems, Inc. (c) (i)	Professional Services	L+6.25% (7.61%), 6/12/2021	16,469	16,376	15,481	1.0%
Navitas Midstream Midland Basin, LLC (j)	Energy Equipment & Services	L+4.50% (5.98%), 12/13/2024	7,969	7,929	7,969	0.5%
New Star Metals Inc. (c) (d) (l) (m)	Business Services	L+9.50% (11.00%), 12/22/2021	24,388	23,959	24,413	1.6%
NexSteppe Inc. (c) (f) (l) (t)	Chemicals	12.00%, 9/30/2018	1,533	1,500	—	—%
NexSteppe Inc. (c) (l) (t)	Chemicals	12.00%, 9/30/2018	11,998	10,453	—	—%
Noosa Acquirer, Inc. (c) (i) (m)	Food Products	L+5.25% (6.94%), 11/21/2020	25,000	24,819	25,000	1.7%
NTM Acquisition Corp. (c) (i)	Media	L+6.25% (7.94%), 6/7/2022	18,681	18,490	18,587	1.2%
Office Depot, Inc. (j)	Specialty Retail	L+7.00% (8.41%), 11/8/2022	9,130	8,949	9,153	0.6%
Optiv, Inc. (j)	Business Services	L+3.25% (4.63%), 2/1/2024	4,455	4,229	4,160	0.3%
Orchid Underwriters Agency, LLC (c) (f) (i)	Insurance Broker	L+5.00% (6.31%), 3/17/2022	18,480	18,325	18,480	1.2%
ORG Chemical Holdings, LLC (c)(i) (m)	Chemicals	L+5.75% (7.44%), 6/30/2022	27,822	27,322	27,338	1.8%
ORG GC Holdings, LLC (c) (i) m)	Business Services	L+6.75% (8.08%), 7/31/2022	25,550	25,199	25,266	1.7%
Peabody Energy Corp. (j)	Metals & Mining	L+3.50% (5.07%), 3/31/2022	2,608	2,602	2,641	0.2%
PeopLease Holdings, LLC (c) (i)	Commercial Services & Supplies	L+9.00% (10.70%), 2/26/2021	20,000	19,872	15,000	1.0%
PetVet Care Centers, LLC (c) (i)	Business Services	L+6.00% (7.69%), 6/8/2023	19,454	19,296	19,386	1.3%
PetVet Care Centers, LLC (c) (f)	Business Services	L+6.00% (7.35%), 6/8/2023	4,425	4,425	4,409	0.3%
PetVet Care Centers, LLC (c) (f)	Business Services	L+6.00% (9.50%), 6/8/2023	1,676	1,676	1,676	0.1%
PGX Holdings, Inc. (c) (j)	Transportation Infrastructure	L+5.25% (6.82%), 9/29/2020	12,547	12,500	12,547	0.8%
Premier Dental Services, Inc. (i) (j)	Health Care	L+5.25% (6.82%), 6/30/2023	33,018	32,764	33,162	2.2%
Premier Global Services, Inc. (j)	Diversified Telecommunication Services	L+6.50% (7.83%), 12/8/2021	9,357	9,093	9,182	0.6%
Pre-Paid Legal Services, Inc. (c) (j)	Diversified Consumer Services	L+5.25% (6.82%), 7/1/2019	12,010	12,026	12,010	0.8%
Pride Plating, Inc. (c) (i)	Aerospace & Defense	L+5.50% (7.19%), 6/13/2019	8,376	8,351	8,293	0.6%
PSKW, LLC (c) (i)	Health Care Providers & Services	L+4.25% (5.94%), 11/25/2021	1,569	1,559	1,569	0.1%
PSKW, LLC (c) (m)	Health Care Providers & Services	L+8.26% (9.95%), 11/25/2021	17,750	17,518	17,750	1.2%
PSKW, LLC (c) (m)	Health Care Providers & Services	L+8.26% (9.95%), 11/25/2021	1,972	1,934	1,972	0.1%
PT Network, LLC (c) (f) (i)	Health Care	L+5.50% (6.86%), 11/30/2021	16,935	16,802	16,931	1.1%
Pure Barre, LLC (c) (i) (m)	Hotels, Restaurants & Leisure	L+7.00% (8.57%), 6/11/2020	25,698	25,478	25,441	1.7%

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

December 31, 2017

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Collateralized Securities - 10.7% (b)
Collateralized Securities - Debt Investment
NewStar Exeter Fund CLO - Debt (a) (c) (p)	Diversified Investment Vehicles	L+7.50% (8.86%), 1/19/2027	$10,728	$9,262	$8,660	0.6%
Collateralized Securities - Equity Investment (n)
B&M CLO 2014-1, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 4/16/2026	$40,250	$15,385	$12,804	0.8%
CVP Cascade CLO, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 1/16/2026	31,000	7,618	4,121	0.3%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 1/15/2027	35,057	16,421	12,508	0.8%
MidOcean Credit CLO II, LLC Income Notes (a) (c) (p) (v)	Diversified Investment Vehicles	15.75%, 1/29/2025	37,600	20,876	20,651	1.4%
MidOcean Credit CLO III, LLC Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	1.31%, 7/21/2026	40,250	20,323	17,508	1.2%
MidOcean Credit CLO IV, LLC Income Notes (a) (c) (p) (v)	Diversified Investment Vehicles	1.44%, 4/15/2027	21,500	13,289	12,212	0.8%
NewStar Arlington Senior Loan Program LLC Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	12.62%, 7/25/2025	31,603	21,849	25,439	1.7%
NewStar Exeter Fund CLO - Equity (a) (c) (p) (v)	Diversified Investment Vehicles	3.45%, 1/19/2027	31,575	19,471	13,089	0.9%
OFSI Fund VI, Ltd. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 3/20/2025	38,000	14,006	10,162	0.7%
Related Fee Agreements (a) (c) (s)	Diversified Investment Vehicles			6,959	3,917	0.2%
Silver Spring CLO, Ltd. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 10/16/2026	31,500	15,123	10,363	0.7%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	10.03%, 5/1/2026	36,000	12,947	8,761	0.6%
Sub Total Collateralized Securities				$193,529	$160,195	10.7%

Equity/Other - 15.7% (b)
Answers Corporation – Common Equity (c) (e) (p)	Technology		909	$11,361	$14,231	1.0%
Avaya Holdings Corp. (e) (x)	Communications Equipment		611	9,696	10,716	0.7%
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant (c) (e)	Software	Expire 3/9/2025	306,122	—	—	—%
Basho Technologies, Inc. - Series G Senior Preferred Stock (c) (e)	Software		2,040,816	2,000	—	—%
California Resources Development JV, LLC - Preferred Equity (c) (u)	Metals & Mining	9.00%	26,717,000	26,183	26,984	1.8%
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (c) (e) (o)	Food Products		6,023	1,630	—	—%
Capstone Nutrition - Class B and C Common Stock (fka Integrity Nutraceuticals, Inc.) (c) (e) (o) (u)	Food Products		24,656	—	—	—%
Danish CRJ LTD. - Common Equity (a) (c) (e) (p) (r)	Aerospace & Defense		10,000	1	605	—%
Evolution Research Group - Preferred Equity (c) (e)	Health Care Providers & Services	8.00%	500,000	500	535	—%

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS

(dollars in thousands)

December 31, 2017

(l)	For the year ended December 31, 2017, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in- kind (“PIK”):

Portfolio Company	Investment Type	Cash	PIK	All-in Rate	PIK Earned for the Year ended December 31, 2017
Basho Technologies, Inc.	Senior Secured First Lien Debt	17.00%	—%	17.00%	$—
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.)	Senior Secured First Lien Debt	—%	13.88%	13.88%	—
Greenwave Holdings, Inc.	Senior Secured First Lien Debt	10.00%	3.00%	13.00%	476
ILC Dover LP	Senior Secured First Lien Debt	8.24%	2.00%	10.24%	214
Kahala Ireland OpCo Designated Activity Company	Senior Secured First Lien Debt	—%	13.00%	13.00%	141
Lightsquared LP	Senior Secured First Lien Debt	—%	10.27%	10.27%	1,069
MMM Holdings, LLC	Senior Secured First Lien Debt	10.32%	—%	10.32%	—
MSO of Puerto Rico, LLC	Senior Secured First Lien Debt	10.32%	—%	10.32%	—
New Star Metals Inc.	Senior Secured First Lien Debt	11.00%	—%	11.00%	—
NexSteppe Inc.	Senior Secured First Lien Debt	—%	12.00%	12.00%	135
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%	—
Steel City Media	Subordinated Debt	—%	16.00%	16.00%	2,243
Tax Defense Network, LLC	Senior Secured First Lien Debt	—%	14.70%	14.70%	266
Twentyeighty, Inc.	Senior Secured First Lien Debt	4.92%	4.50%	9.42%	108
Twentyeighty, Inc.	Senior Secured First Lien Debt	1.00%	7.00%	8.00%	390
Twentyeighty, Inc.	Senior Secured First Lien Debt	0.25%	8.75%	9.00%	441
Xplornet Communications, Inc.	Subordinated Debt	—%	13.00%	13.00%	946
Xplornet Communications, Inc.	Subordinated Debt	—%	10.63%	10.63%	534
Total					$6,963

(m)	The Company's investment or a portion thereof is pledged as collateral under the UBS Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(n)	For equity investments in Collateralized Securities, the effective yield is presented in place of the investment coupon rate for each investment. Refer to footnote (v) for a further description of an equity investment in a Collateralized Security.
(o)	The provisions of the 1940 Act classify investments based on the level of control that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be "non-controlled" when we own 25% or less of the portfolio company's voting securities and "controlled" when we own more than 25% of the portfolio company's voting securities. The Company classifies this investment as "controlled".
(p)	The provisions of the 1940 Act classify investments further based on the level of ownership that we maintain in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as "non-affiliated" when we own less than 5% of a portfolio company's voting securities and "affiliated" when we own 5% or more of a portfolio company's voting securities. The Company classifies this investment as "affiliated".
(q)	Unless otherwise indicated, all investments in the schedule of investments are non-affiliated, non-controlled investments.
(r)	The Company's investment is held through the Consolidated Holding Company, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.
(s)	Related Fee Agreements consist of four investments with a total fair value of $3.9 million that are classified as Affiliated Investments.
(t)	The investment is on non-accrual status as of December 31, 2017.
(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.
(v)	The Collateralized Securities - subordinated notes are treated as equity investments and are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
(w)	The Company's investment is held through the consolidated subsidiary, Park Ave RE, Inc., which owns 100% of the equity of the operating company, Park Ave RE Holdings, LLC.
(x)	The Company's investment or a portion thereof is pledged as collateral under the JPMC PB Account. Individual investments can be divided into parts which are pledged to separate credit facilities.
(y)	The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at December 31, 2017. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

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

For the period ended September 30, 2018

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

On April 3, 2018, BSP, through its affiliate BSP TCAP Acquisition Holdings LP (the “Acquisition Entity”), entered into an Asset Purchase Agreement (the “APA”) with Triangle Capital Corporation (“Triangle”) under which certain funds advised by BSP agreed to acquire Triangle’s Investment Portfolio (the “Triangle Portfolio”) for $981.2 million in cash, as adjusted in accordance with the terms of the APA (the “Triangle Transaction”). The Company’s Adviser is an affiliate of BSP, and the Company participated in the Triangle Transaction by purchasing a portion of the Triangle Portfolio, facilitated through the Acquisition Entity.

On July 31, 2018, BSP completed the Triangle Transaction. The gross cash proceeds paid to Triangle were approximately $793.3 million, after adjustments to take into account portfolio activity and other matters occurring since December 31, 2017. In accordance with BSP’s allocation policy, the Company acquired approximately 24% of the assets in the Triangle Portfolio for an aggregate purchase price of $188.1 million. The final allocation of the investments in the Triangle Portfolio by BSP was based on a number of factors, including, among others, our available capital at the time of allocation, changes in the composition of the Triangle Portfolio between the signing of the APA and the closing of the Triangle Transaction, the suitability of the investments in Triangle’s Portfolio for the Company as compared to the other funds managed by BSP, regulatory guidance regarding the allocation of certain Triangle Portfolio assets between funds managed by BSP and changes in the relative size of the funds managed by BSP.

The Company accounted for the Triangle Transaction under the accounting and reporting guidance within ASC Topic 805, Business Combinations (“ASC 805”). The Company concluded that the Triangle Transaction should be accounted for as an asset acquisition and no further considerations or disclosures required for a business combination under ASC 805 are warranted.

The Company incurred approximately $0.4 million of transaction-related expenses related to the Triangle Transaction. Transaction-related expenses were comprised primarily of legal, other professional fees and third party costs. These costs were capitalized by the Company as part of the transaction and allocated to the individual assets acquired.

The Company’s investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. The Company invests primarily in first and second lien senior secured loans and mezzanine debt issued by middle market companies. The Company defines middle market companies as those with annual revenues up to $1 billion. The Company also purchases interests in loans through secondary market transactions. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower, which may include inventory, receivables, plant, property and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. The Company may invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles (“Collateralized Securities” or "CLOs"). CLOs are entities that are formed to manage a portfolio of senior secured loans made to companies whose debt is typically rated below investment grade or, in limited circumstances, unrated. The senior secured loans within these Collateralized Securities meet specified credit and diversity criteria and are subject to concentration limitations in order to create a diverse investment portfolio. In most cases, companies to whom we provide customized financing solutions will be privately held at the time the Company invests in them.

During the nine months ended September 30, 2018, the Company invested approximately $909.8 million to portfolio companies to contribute to the support of their business objectives of which some were contractually obligated. See Note 7 - Commitments and Contingencies. As of September 30, 2018, the Company held investments in loans it made to investee companies with aggregate principal amounts of $2,304.1 million. The details of such investments have been disclosed on the consolidated schedule of investments as well as in Note 3 - Fair Value of Financial Instruments. In addition to providing loans to investee companies, from time to time the Company may assist investee companies in securing financing from other sources by introducing such investee companies to sponsors or other lending institutions.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

(Unaudited)

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

On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. As of September 30, 2018, the Company had issued 199.4 million shares of common stock for gross proceeds of $2.1 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of September 30, 2018, the Company had repurchased a cumulative 21.2 million shares of common stock through its share repurchase program for payments of $185.9 million.

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

For the period ended September 30, 2018

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

For the period ended September 30, 2018

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

Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. For the period ended September 30, 2018 and December 31, 2017, the Company did not incur any offering costs.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

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

For the period ended September 30, 2018

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

Non-accrual income

Investments may be placed on non-accrual status when principal or interest/dividend payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Accrued interest which may include un-capitalized PIK interest is generally reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate outcome. Non- accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.

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

New Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”) which introduces new fair value disclosure requirements as well as eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 would be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is evaluating the impact of ASU 2018-13 on its consolidated financial statements.

In August 2018, the SEC released its Final Rule on Disclosure Update and Simplification (the “Final Rule”) which is intended to simplify an issuer’s disclosure compliance efforts by removing redundant or outdated disclosure requirements without significantly altering the mix of information provided to investors. The Company will adopt the Final Rule in the next reporting period with the most notable impacts being that the Company is no longer required to present the components of distributable earnings on the Consolidated Statements of Assets and Liabilities or the sources of distributions to shareholders and the amount of undistributed net investment income on the Consolidated Statements of Changes in Net Assets.

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

For the period ended September 30, 2018

(Unaudited)

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

For the period ended September 30, 2018

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

For investments for which Level 1 inputs, such as quoted prices, were not available at September 30, 2018, the investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at September 30, 2018 may differ materially from values that would have been used had a ready market for the securities existed.

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

For the period ended September 30, 2018

(Unaudited)

Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to the consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on the consolidated financial statements.

For discussion of the fair value measurement of the Company's borrowings and derivative, refer to Note 5 and Note 6, respectively.

The following table presents fair value measurements of investments, by major class, as of September 30, 2018, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset value (1)	Total
Senior Secured First Lien Debt	$—	$561,488	$1,142,375	$—	$1,703,863
Senior Secured Second Lien Debt	—	21,792	249,808	—	271,600
Subordinated Debt	—	21,462	114,859	—	136,321
Collateralized Securities	—	—	158,641	—	158,641
Equity/Other	4,686	3,701	135,285	85,880	229,552
Total	$4,686	$608,443	$1,800,968	$85,880	$2,499,977

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2018:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Balance as of December 31, 2017	$1,254,503	$203,881	$61,089	$160,195	$103,738	$1,783,406
Net change in unrealized appreciation (depreciation) on investments	5,547	(10,065)	859	29,994	(3,878)	22,457
Purchases and other adjustments to cost	392,901	92,604	56,674	22,048	49,843	614,070
Sales and redemptions	(463,083)	(44,894)	(3,743)	(22,714)	(17,122)	(551,556)
Net realized gains (loss)	(5,082)	505	(20)	(30,882)	2,704	(32,775)
Transfers in	48,850	7,777	—	—	—	56,627
Transfers out	(91,261)	—	—	—	—	(91,261)
Balance as of September 30, 2018	$1,142,375	$249,808	$114,859	$158,641	$135,285	$1,800,968
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(5,904)	$(10,040)	$500	$25,235	$(1,188)	$8,603

Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.

For the nine months ended September 30, 2018, there were no transfers out of Level 1 to Level 2. For the nine months ended September 30, 2018, six investments were transferred out of Level 2 to Level 3. For the nine months ended September 30, 2018, eight investments were transferred out of Level 3 to Level 2. Transfers during the period were due to changes in management's assessment of liquidity in the underlying positions.

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2017:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/ Other	Total
Balance as of December 31, 2016	$916,099	$205,051	$80,540	$249,582	$56,794	$1,508,066
Net change in unrealized appreciation (depreciation) on investments	(23,259)	(558)	(2,718)	(8,140)	13,805	(20,870)
Purchases and other adjustments to cost	427,865	79,561	3,167	161	38,817	549,571
Sales and redemptions	(342,176)	(117,696)	(21,453)	(79,376)	(3,980)	(564,681)
Net realized gains (loss)	(11,753)	1,144	1,553	(2,032)	(1,698)	(12,786)
Transfers in	287,727	36,379	—	—	—	324,106
Transfers out	—	—	—	—	—	—
Balance as of December 31, 2017	$1,254,503	$203,881	$61,089	$160,195	$103,738	$1,783,406
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(36,523)	$(841)	$(1,678)	$(9,353)	$13,573	$(34,822)

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

Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur.

The composition of the Company’s investments as of September 30, 2018, at amortized cost and fair value, was as follows:

			Fair Value
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,789,531	$1,703,863	68.2%
Senior Secured Second Lien Debt	281,531	271,600	10.9
Subordinated Debt	137,728	136,321	5.4
Collateralized Securities	161,980	158,641	6.3
Equity/Other	201,602	229,552	9.2
Total	$2,572,372	$2,499,977	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

(Unaudited)

The composition of the Company’s investments as of December 31, 2017, at amortized cost and fair value, was as follows:

			Fair Value
	Investments at Amortized Cost	Investments at Fair Value	Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,865,392	$1,776,534	71.0%
Senior Secured Second Lien Debt	239,258	238,513	9.5
Subordinated Debt	97,916	94,339	3.8
Collateralized Securities	193,529	160,195	6.4
Equity/Other	202,533	233,942	9.3
Total	$2,598,628	$2,503,523	100.0%

Significant Unobservable Inputs

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of September 30, 2018. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
		Primary Valuation	Unobservable					Weighted
Asset Category	Fair Value	Technique	Inputs	Minimum		Maximum		Average (a)
Senior Secured First Lien Debt (b)	$795,056	Yield Analysis	Market Yield	6.50%		21.07%		10.55%
Senior Secured First Lien Debt (b)	6,157	Waterfall Analysis	Revenue Multiple	0.23	x	0.35	x	0.26	x
Senior Secured First Lien Debt (b)	5,952	Waterfall Analysis	EBITDA Multiple	6.65	x	7.78	x	7.16	x
Senior Secured Second Lien Debt (d)	224,729	Yield Analysis	Market Yield	9.75%		19.80%		12.92%
Senior Secured Second Lien Debt (d) (c)	1,956	Yield Analysis	EBITDA Multiple	11.42	x	11.42	x	N/A
Subordinated Debt (e)	39,952	Yield Analysis	Market Yield	11.91%		21.63%		14.49%
Subordinated Debt (e)	15,129	Waterfall Analysis	EBITDA Multiple	5.23	x	11.51	x	8.58	x
Subordinated Debt (e)	833	Asset Recovery	Recovery Percentage	18.75%		37.24%		19.50%
Collateralized Securities	158,641	Discounted Cash Flow	Discount Rate	5.75%		32.00%		19.50%
Equity/Other (f)	63,963	Discounted Cash Flow	Discount Rate	5.62%		16.50%		11.59%
Equity/Other (f)	32,971	Waterfall Analysis	EBITDA Multiple	3.80	x	13.00	x	8.25	x
Equity/Other (f) (c)	656	Waterfall Analysis	Book Value Multiple	1.45	x	1.45	x	N/A
Equity/Other (f) (c)	2,235	Waterfall Analysis	Appraisal Value	54,100		54,100		N/A
Equity/Other (f) (c)	76	Option Pricing Method	Volatility	40.00%		40.00%		N/A

(a)	Weighted averages are calculated based on fair value of investments.
(b)	The remaining $335.2 million of senior secured first lien debt consisted of $117.3 million which was valued using a Scenario-Based analysis technique factoring in various unobservable inputs and $217.9 million which was valued based on respective acquisition prices as the investments closed near year end.

(c)	Weighted average not applicable as this asset category contains one investment.
(d)	The remaining $23.1 million of senior secured second lien debt consisted of $13.1 million which was valued using a Scenario-Based analysis technique factoring in various unobservable inputs and $10 million which was valued based on respective acquisition prices as the investments closed near year end.

(e)	The remaining $59.0 million of subordinated debt consisted of $21.8 million which was valued using a Scenario-Based analysis technique factoring in various unobservable inputs and $37.2 million which was valued based on respective acquisition prices as the investments closed near year end.

(f)	The remaining $35.4 million of equity/other investments consisted of $8.3 million which were valued using the Current Method, factoring in various unobservable inputs, and $27.1 million which were valued based on their respective acquisition prices.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

(Unaudited)

There were no significant changes in valuation approach or technique as of September 30, 2018.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

(Unaudited)

As of September 30, 2018, the Company had nine portfolio companies, which represented fifteen portfolio investments, on non-accrual status with a total principal amount of $171.4 million, amortized cost of $118.4 million, and fair value of $45.5 million which represented 5.6%, 4.6% and 1.8% of the investment portfolio's total principal, amortized cost and fair value, respectively. As of December 31, 2017, the Company had four portfolio companies, which represented eight portfolio investments, on non-accrual status with a total principal amount of $120.2 million, amortized cost of $97.6 million, and fair value of $21.0 million which represented 4.0%, 3.8% and 0.8% of the investment portfolio's total principal, amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies for additional details regarding the Company’s non-accrual policy.

Note 4 — Related Party Transactions and Arrangements

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement and for the investment advisory and management services provided thereunder, the Company pays the Adviser a base management fee and an incentive fee.

Base Management Fee

The base management fee is calculated at an annual rate of 1.5% of the Company’s average gross assets. Any unrealized appreciation or depreciation associated with a derivative contract, if any, increases or decreases, respectively, the Company's gross assets. The base management fee is payable quarterly in arrears. Average gross assets is calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. All or any part of the base management fee not taken as to any quarter may be deferred without interest and may be taken in such other quarter as the Adviser will determine within three years. The base management fee for any partial month or quarter is appropriately pro-rated.

As of September 30, 2018 and December 31, 2017, $10.1 million and $9.9 million was payable to the Adviser for base management fees, respectively.

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

For the period ended September 30, 2018

(Unaudited)

•	For any quarter in which our Pre-Incentive Fee Net Investment Income exceeds 2.1875% (8.75% annualized), the incentive fee on income shall equal 20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, as the Preferred Return and catch-up will have been achieved.

As of September 30, 2018 and December 31, 2017, $6.5 million and $4.6 million was payable to the Adviser for the incentive fee on income, respectively.

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

The BSP Transaction

On July 19, 2016, American Realty Capital II Advisors, LLC, the former parent of the Adviser, entered into a membership interest purchase agreement with a subsidiary of BSP, pursuant to which such subsidiary acquired all of the outstanding limited liability company interests of the Adviser (the “BSP Transaction”). In connection with the BSP Transaction, the Company amended the Investment Advisory Agreement, effective as of November 1, 2016, to allow the Adviser to serve as investment adviser to the Company following the closing of the BSP Transaction.

Administration Agreement

In connection with the closing of the BSP Transaction, the Company terminated the previous administration agreement and entered into a new administration agreement with BSP on November 1, 2016. In connection with the New Administration Agreement, BSP provides the Company with office facilities and administrative services. As of September 30, 2018 and December 31, 2017, $0.6 million and $0.6 million was payable to BSP under the New Administration Agreement, respectively.

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

Transactions with Affiliates

In connection with the closing of the BSP Transaction, an affiliate of BSP purchased $10.0 million of the Company’s common stock based on its net asset value per share in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"). On November 7, 2016, the Company issued approximately 1.2 million shares of its common stock to such BSP affiliate.

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

For the period ended September 30, 2018

(Unaudited)

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

Note 5 — Borrowings

Wells Fargo Credit Facility

On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank as collateral agent, account bank and collateral custodian (as amended from time to time, the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility, which was subsequently amended on April 26, 2013, September 9, 2013, June 30, 2014, May 29, 2015, November 4, 2015, May 18, 2017, April 3, 2018, and May 9, 2018, provides for borrowings in an aggregate principal amount of up to $500.0 million on a committed basis. The Wells Fargo Credit Facility has a maturity date of May 9, 2023.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

(Unaudited)

Citi Credit Facility

On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into a credit facility (as amended from time to time, the “Citi Credit Facility”) with Citibank, N.A. ("Citi") as administrative agent and U.S. Bank as collateral agent, account bank and collateral custodian. The Citi Credit Facility, which was subsequently amended on October 14, 2015, provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility. The Citi Credit Facility was amended on November 28, 2017 to extend the investment period to May 31, 2019. The Citi Credit Facility has a maturity date of May 28, 2020.

The Citi Credit Facility is priced at three-month LIBOR, with no LIBOR floor, plus a spread of 1.60% per annum through and including the last day of the investment period and 2.00% per annum thereafter. Interest is payable quarterly in arrears. CB Funding is subject to a non-usage fee to the extent the aggregate principal amount available under the Citi Credit Facility has not been borrowed. The non-usage fee per annum is 0.50%. Any amounts borrowed under the Citi Credit Facility along with any accrued and unpaid interest thereunder will mature, and will be due and payable, in three years.

UBS Credit Facility

On April 7, 2015, the Company, through a wholly-owned, special-purpose, bankruptcy-remote subsidiary, Helvetica Funding, entered into a debt financing facility with UBS AG, London Branch (“UBS”), pursuant to which $150.0 million has been made available to the Company to fund investments in new securities and for other general corporate purposes (as amended from time to time, the “UBS Credit Facility”). The UBS Credit Facility was subsequently amended on July 10, 2015 to increase the amount of debt available to the Company under the facility from $150.0 million to $210.0 million. On June 6, 2016, the UBS Credit Facility was again amended to increase the amount of debt available from $210.0 million to $232.5 million. In addition, the amended facility increased the applicable spread over a three-month LIBOR from 3.90% to 4.05% per annum for the relevant period and increased the permissible percentage of second lien loans from 60% to 70%. Pricing under the UBS Credit Facility was based on three-month LIBOR plus a spread of 4.05% per annum for the relevant period. The maturity date of the UBS Credit Facility was April 7, 2018.

On April 6, 2018, the Company repaid the UBS Credit Facility and all related liens were released.

2020 Notes

On August 26, 2015, the Company entered into a Purchase Agreement with the initial purchasers, relating to the Company’s sale of $100.0 million aggregate principal amount of its 6.00% fixed rate senior notes due 2020 (the “2020 Notes”) to the initial purchasers in a private placement in reliance on Section 4(a)(2) of the Securities Act and for initial resale by the initial purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act . The Company relied upon these exemptions from registration based in part on representations made by the initial purchasers. The Purchase Agreement includes customary representations, warranties and covenants by the Company. Under the terms of the Purchase Agreement, the Company has agreed to indemnify the initial purchasers against certain liabilities under the Securities Act. The 2020 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The net proceeds from the sale of the 2020 Notes was approximately $97.9 million, after deducting initial purchasers’ discounts and commissions of approximately $1.6 million payable by the Company and estimated offering expenses of approximately $0.5 million payable by the Company. The Company used the net proceeds to make investments in accordance with the Company’s investment objectives and for general corporate purposes.

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

For the period ended September 30, 2018

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

2022 Notes

On December 14, 2017, the Company entered into a Purchase Agreement (the “2022 Notes Purchase Agreement”) with Sandler O’Neill & Partners, L.P (the “Initial Purchaser”) relating to the Company's sale of $150.0 million aggregate principal amount of its 4.75% fixed rate notes due 2022 (the “2022 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933 and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to institutional accredited investors under Rule 501(a)(1), (2), (3) or (7) under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The 2022 Notes Purchase Agreement also includes customary representations, warranties and covenants by the Company. Under the terms of the 2022 Notes Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The 2022 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2022 Notes was approximately $147.0 million, after deducting an offering price discount of approximately $0.8 million, as well as Initial Purchaser’s discounts and commissions of approximately $1.7 million and offering expenses of approximately $0.6 million, each payable by the Company. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives and for general corporate purposes.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

(Unaudited)

2023 Notes

On May 11, 2018, the Company entered into a Purchase Agreement (the “2023 Notes Purchase Agreement”) with Sandler O’Neill & Partners, L.P (the “Initial Purchaser”) relating to the Company’s sale of $60 million aggregate principal amount of its 5.375% fixed rate notes due 2023 (the “Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to institutional accredited investors under Rule 501 (a)(1), (2), (3) or (7) under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The 2023 Notes Purchase Agreement also includes customary representations, warranties and covenants by the Company. Under the terms of the 2023 Notes Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the Notes were approximately $58.7 million, after deducting an offering price discount of approximately $0.3 million, as well as Initial Purchaser’s discounts and commissions of approximately $0.6 million and estimated offering expenses of approximately $0.4 million, each payable by the Company. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives and for general corporate purposes. The Notes were issued pursuant to an Indenture dated as of December 19, 2017 (the “Base Indenture”), between the Company and U.S. Bank National Association, trustee (the “Trustee”), and a Second Supplemental Indenture, dated as of May 16, 2018 (the “Second Supplemental Indenture” and together with the Base Indenture, the “Indenture”), between the Company and the Trustee. The Notes will mature on May 30, 2023, unless repurchased or redeemed in accordance with their terms prior to such date. The Notes bear interest at a rate of 5.375% per year payable semi-annually on May 30 and November 30 of each year, commencing on November 30, 2018. The Notes will be general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes. The Notes will rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles or similar facilities, including credit facilities entered into by the Company’s wholly owned, special purpose financing subsidiaries. The Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture. In addition, if a change of control repurchase event, as defined in the Indenture, occurs prior to maturity, holders of the Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the Notes at a repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

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

The weighted average annualized interest cost for all borrowings for the nine months ended September 30, 2018, and September 30, 2017 was 4.45% and 3.91%, respectively. The average daily debt outstanding for the nine months ended September 30, 2018, and September 30, 2017 was $1.3 billion and $968.3 million, respectively. The maximum debt outstanding for the nine months ended September 30, 2018, and September 30, 2017 was $1.5 billion and $1.1 billion, respectively.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

(Unaudited)

The following table represents borrowings as of September 30, 2018:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Balance Sheet
Wells Fargo Credit Facility	5/9/2023	$500,000	$469,652	$(8,125)	$461,527
Citi Credit Facility	5/28/2020	400,000	345,000	(1,329)	343,671
2023 Notes	5/30/2023	60,000	59,696	(880)	58,816
2022 Notes	12/30/2022	150,000	149,298	(1,938)	147,360
2020 Notes	9/1/2020	100,000	99,394	(241)	99,153
Totals		$1,210,000	$1,123,040	$(12,513)	$1,110,527

The following table represents borrowings as of December 31, 2017:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Balance Sheet
Wells Fargo Credit Facility	5/18/2022	$400,000	$188,051	$(6,299)	$181,752
Citi Credit Facility	5/28/2020	400,000	336,003	(1,902)	334,101
UBS Credit Facility	4/7/2018	232,500	232,500	(110)	232,390
2022 Notes	12/30/2022	150,000	149,175	(2,280)	146,895
2020 Notes	9/1/2020	100,000	99,158	(335)	98,823
JPMC PB Account	n/a	49,994	36,262	—	36,262
Totals		$1,332,494	$1,041,149	$(10,926)	$1,030,223

The following table represents interest and debt fees for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018					Nine Months Ended September 30, 2018
		Non-		Deferred			Non-		Deferred
	Interest	Usage	Interest	Financing	Other	Interest	Usage	Interest	Financing	Other
	Rate	Rate	Expense	Costs (3)	Fees (4)	Rate	Rate	Expense	Costs (3)	Fees (4)
Wells Fargo Credit Facility	(1)	(2)	$4,910	$437	$120	(1)	(2)	$11,619	$1,197	$785
Citi Credit Facility	L+1.60%	0.50%	3,719	202	42	L+1.60%	0.50%	10,323	597	192
UBS Credit Facility	n/a	n/a	—	—	11	L+4.05%	n/a	3,696	110	57
2023 Notes	5.38%	n/a	823	47	—	5.38%	n/a	1,234	67	—
2022 Notes	4.75%	n/a	1,823	115	2	4.75%	n/a	5,467	341	10
2020 Notes	6.00%	n/a	1,579	32	—	6.00%	n/a	4,736	94	—
JPMC PB Account	n/a	n/a	—	—	—	L+0.90%	n/a	570	—	—
Totals			$12,854	$833	$175			$37,645	$2,406	$1,044

(1) Interest rate is priced at one-month LIBOR with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum, depending on the composition of the portfolio of loans owned.

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

For the period ended September 30, 2018

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

(1) Interest rate is priced at one-month LIBOR with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum, depending on the composition of the portfolio of loans owned.

(2) The non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the unused balance that exceeds 25%.

(3) Amortization of deferred financing costs.

(4) Includes non-usage fees, custody fees and trustee fees.

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature. The fair value of the Company's 2020 Notes, 2022 Notes and 2023 Notes are derived from market indications provided by Bloomberg Finance L.P. at September 30, 2018. The fair value of the Company's 2020 Notes and 2022 Notes are derived from market indications provided by Bloomberg Finance L.P. at December 31, 2017.

At September 30, 2018, the carrying amount of our secured borrowings approximated their fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2018 and December 31, 2017, our borrowings would be deemed to be Level 3, as defined in Note 3.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

(Unaudited)

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below (amounts in thousands):

	Level	Carrying Amount at September 30, 2018	Fair Value at September 30, 2018
Wells Fargo Credit Facility	3	$469,652	$469,652
Citi Credit Facility	3	345,000	345,000
2023 Notes	3	59,696	60,253
2022 Notes	3	149,298	148,590
2020 Notes	3	99,394	103,316
Totals		$1,123,040	$1,126,811

	Level	Carrying Amount at December 31, 2017	Fair Value at December 31, 2017
Wells Fargo Credit Facility	3	$188,051	$188,051
Citi Credit Facility	3	336,003	336,003
UBS Credit Facility	3	232,500	232,500
2022 Notes	3	149,175	148,811
2020 Notes	3	99,158	103,276
JPMC PB Account	3	36,262	36,262
Totals		$1,041,149	$1,044,903

Note 6 — Derivatives

Foreign Currency

The Company may enter into forward foreign currency contracts from time to time to facilitate settlement of purchases and sales of investments denominated in foreign currencies or to help mitigate the impact that an adverse change in foreign exchange rates would have on the value of the Company's investments denominated in foreign currencies. A forward foreign currency contract is a commitment to purchase or sell a foreign currency at a future date (usually the security transaction settlement date) at a negotiated forward rate. These contracts are marked-to-market by recognizing the difference between the contract exchange rate and the current market rate as unrealized appreciation or depreciation. Realized gains or losses are recognized when contracts are settled. The Company's forward foreign currency contracts generally have terms of approximately three months. The volume of open contracts at the end of each reporting period is reflective of the typical volume of transactions during each calendar quarter. Risks may arise as a result of the potential inability of the counterparties to meet the terms of their contracts. The Company attempts to limit this risk by dealing with creditworthy counterparties.

At September 30, 2018, the forward foreign currency contract was classified within Level 2 of the fair value hierarchy. The derivative held at period end was not subject to a master netting arrangement or other similar agreement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

(Unaudited)

Note 7 — Commitments and Contingencies

Commitments

In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2018, the Company had unfunded commitments on delayed draw term loans of $36.5 million, unfunded commitments on revolver term loans of $24.3 million and unfunded equity capital commitments of $0.5 million. As of December 31, 2017, the Company had unfunded commitments on delayed draw term loans of $38.7 million, unfunded commitments on revolver term loans of $19.8 million and unfunded equity capital commitments of $6.0 million. The unfunded commitments are disclosed in the Company's consolidated schedule of investments. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.

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

Guarantees

The Company has provided a non-recourse carveout guarantee to its controlled portfolio company, Park Ave RE Holdings, LLC, in connection with a secured loan.  Although the loan is generally non-recourse in nature, the Company will nevertheless be responsible for liabilities of the portfolio company upon the occurrence of certain events deemed carveouts to such non-recourse nature (including fraud or misrepresentation, bankruptcy, misapplication of funds, and distributions or incurrence of additional indebtedness in violation of the terms of the loan).

Park Ave RE, Inc. through its wholly-owned subsidiaries (including Park Ave RE Holdings, LLC), is in the business of purchasing commercial properties from owner-operators and leasing the properties back to the original owners under long term leasing arrangements.

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

Note 9 — Common Stock

On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through September 30, 2018, the Company sold 199.4 million shares of common stock for gross proceeds of $2.1 billion, including the shares purchased by an affiliate of BSP and shares issued under the Company's DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company is no longer issuing new shares except for DRIP shares. From inception of the Company's DRIP plan to September 30, 2018, the Company had repurchased 21.2 million shares of common stock through its share repurchase program for payments of $185.9 million.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

(Unaudited)

The following table reflects the common stock activity for the nine months ended September 30, 2018 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	3,595,149	29,766
Share Repurchases	(5,104,376)	(42,310)
	(1,509,227)	$(12,544)

The following table reflects the common stock activity for the year ended December 31, 2017 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	6,162,092	52,455
Share Repurchases	(3,548,885)	(30,212)
	2,613,207	$22,243

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

(Unaudited)

					Aggregate
				Repurchase	Consideration for
		Shares	Shares	Price Per	Repurchased Shares
Offer Date	Repurchase Date	Tendered	Repurchased	Share	(in thousands)
September 12, 2012	October 8, 2012	—	—	$9.71	$—
December 13, 2012	January 15, 2013	46,975	10,732	$9.90	$106.22
March 27, 2013	April 25, 2013	29,625	29,625	$10.18	$301.58
July 15, 2013	August 13, 2013	30,365	30,365	$10.18	$308.97
October 22, 2013	November 21, 2013	55,255	55,255	$10.36	$572.44
February 4, 2014	March 6, 2014	68,969	68,969	$10.36	$714.52
June 6, 2014	July 11, 2014	117,425	117,425	$10.36	$1,216.38
August 7, 2014	September 10, 2014	111,854	111,854	$10.36	$1,158.80
December 19, 2014	January 23, 2015	313,101	313,101	$10.36	$3,243.73
March 16, 2015	April 15, 2015	162,688	162,688	$10.36	$1,685.45
June 26, 2015	July 31, 2015	533,527	533,527	$9.72	$5,185.88
September 18, 2015	October 20, 2015	728,874	728,874	$9.53	$6,946.17
December 23, 2015	January 25, 2016	7,375,871	3,053,869	$9.22	$28,156.67
July 26, 2016	December 31, 2016	17,004,354	6,715,864	$8.58	$57,622.10
June 8, 2017	July 6, 2017	11,747,753	3,433,482	$8.52	$28,576.26
December 19, 2017	January 19, 2018	21,521,235	2,547,524	$8.31	$21,350.21
June 15, 2018	July 16, 2018	20,864,620	2,348,835	$8.26	$19,401.38

Share amounts in the table above represent amounts filed in the tender offer.

Through September 30, 2018, the Company had repurchased an aggregate of 21.2 million shares of common stock for payments of $185.9 million. As of December 31, 2017, the Company had repurchased 16.0 million shares of common stock for payments of $143.6 million. Amounts include additional shares tendered for death and disability as permitted.

Note 11 — Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of September 30, 2018 and December 31, 2017.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three and nine months ended September 30, 2018 and September 30, 2017.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic and diluted
Net increase in net assets resulting from operations	$28,483	$17,288	$68,672	$51,369
Weighted average common shares outstanding	178,984,007	179,311,957	179,087,323	179,140,235
Net increase in net assets resulting from operations per share	$0.16	$0.10	$0.38	$0.29

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

(Unaudited)

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

From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO and Follow-on. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of September 30, 2018, the Company had accrued $9.5 million in stockholder distributions that were unpaid. As of December 31, 2017, the Company had accrued $9.9 million in stockholder distributions that were unpaid.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

(Unaudited)

The table below reflects the cash distributions per share that we have paid on our common stock since January 2016.

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2016:
January 31, 2016	February 3, 2016	$0.07	$8,922	$4,298	$13,220
February 28, 2016	March 1, 2016	0.07	7,014	5,333	12,347
March 31, 2016	April 1, 2016	0.07	7,363	5,718	13,081
April 30, 2016	May 2, 2016	0.07	12,708	(2)	12,706
May 31, 2016	June 2, 2016	0.07	7,582	5,539	13,121
June 30, 2016	July 1, 2016	0.07	7,438	5,304	12,742
July 31, 2016	August 1, 2016	0.07	7,789	5,421	13,210
August 31, 2016	September 1, 2016	0.07	7,908	5,351	13,259
September 30, 2016	October 3, 2016	0.07	7,745	5,127	12,872
October 31, 2016	November 1, 2016	0.07	8,067	5,273	13,340
November 30, 2016	December 1, 2016	0.07	7,947	5,073	13,020
December 31, 2016	January 3, 2017	0.07	8,311	5,205	13,516
			$98,794	$57,640	$156,434
2017:
January 31, 2017	February 3, 2017	$0.07	$7,983	$5,081	$13,064
February 28, 2017	March 1, 2017	0.07	7,250	4,612	11,862
March 31, 2017	April 3, 2017	0.07	8,135	5,060	13,195
April 30, 2017	May 1, 2017	0.07	7,942	4,881	12,823
May 31, 2017	June 1, 2017	0.07	8,270	4,995	13,265
June 30, 2017	July 3, 2017	0.07	8,064	4,813	12,877
July 31, 2017	August 3, 2017	0.06	6,307	3,692	9,999
August 31, 2017	September 1, 2017	0.06	6,223	3,622	9,845
September 30, 2017	October 2, 2017	0.05	6,060	3,477	9,537
October 31, 2017	November 1, 2017	0.06	6,303	3,574	9,877
November 30, 2017	December 1, 2017	0.05	6,140	3,443	9,583
December 31, 2017	January 2, 2018	0.06	6,388	3,535	9,923
			$85,065	$50,785	$135,850
2018:
January 31, 2018	February 1, 2018	$0.06	$6,443	$3,503	$9,946
February 28, 2018	March 1, 2018	0.05	5,809	3,129	8,938
March 31, 2018	April 1, 2018	0.06	6,436	3,407	9,843
April 30, 2018	May 1, 2018	0.05	6,288	3,255	9,543
May 31, 2018	June 1, 2018	0.06	6,577	3,309	9,886
June 29, 2018	July 2, 2018	0.05	6,405	3,182	9,587
July 31, 2018	August 1, 2018	0.06	6,670	3,258	9,928
August 31, 2018	September 4, 2018	0.06	6,687	3,188	9,875
September 28, 2018	October 1, 2018	0.05	6,459	3,061	9,520
			$57,774	$29,292	$87,066

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

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

Depending on the level of taxable income earned in a tax year, for excise tax purposes the Company may choose to carry forward taxable income in excess of current year distributions into the next tax year and incur a 4% U.S. federal excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company's 2017, 2016, 2015 and 2014 federal tax returns remain subject to examination by the Internal Revenue Service.

As of September 30, 2018, the Company had a deferred tax asset of $1.3 million and a deferred tax liability of $(4.5) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.3 million. As of December 31, 2017, the Company had a deferred tax asset of $1.6 million and a deferred tax liability of $(3.6) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.6 million.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

(Unaudited)

Note 14 — Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2018 and September 30, 2017:

	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2018	2017
Per share data:
Net asset value, beginning of period	$8.30	$8.62
Results of operations (1)
Net investment income	0.43	0.45
Net realized and unrealized loss, net of deferred taxes	(0.05)	(0.16)
Net increase in net assets resulting from operations	0.38	0.29
Stockholder distributions (2)
Distributions from net investment income	(0.49)	(0.60)
Net decrease in net assets resulting from stockholder distributions	(0.49)	(0.60)
Capital share transactions
Issuance of common stock (3)	—	—
Repurchases of common stock	0.01	—
Net increase in net assets resulting from capital share transactions	0.01	—
Net asset value, end of period	$8.20	$8.31
Shares outstanding at end of period	178,224,771	178,476,800
Total return (4)	4.71%	3.36%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$1,463,846	$1,486,921
Ratio of net investment income to average net assets (6) (7)	7.39%	7.43%
Ratio of total expenses to average net assets (6) (7)	8.54%	7.32%
Portfolio turnover rate (5)	36.37%	29.13%

(1)	The per share data were derived by using the weighted average shares outstanding during the period.
(2)	The per share data for distributions reflect the actual amount of distributions declared per share during the period.
(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock mainly from the Company's DRIP.
(4)	Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Not annualized.

(6)	Ratios are annualized, except for incentive fees.
(7)	There were no offering costs during the period.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

(Unaudited)

Note 15 — Schedules of Investments and Advances to Affiliates

The following table presents the Schedule of Investments and Advances to Affiliates as of September 30, 2018:

			Amount of	Beginning
			dividends	Fair Value					Fair Value
			and interest	at			Realized	Change in	at
			included in	December	Gross	Gross	Gain/	Unrealized	September
Portfolio Company (1)	Type of Asset	Industry	income	31, 2017	additions*	reductions**	(Loss)	Gain (Loss) (6)	30, 2018
Control Investments
California Resources Development JV, LLC - Preferred Equity - 9.1%(11)	Equity/Other	Metals & Mining	$3,292	$26,984	$11,899	$(5,370)	$—	$571	$34,084
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (4) (10) (11)	Equity/Other	Food Products	—	—	—	—	—	—	—
Capstone Nutrition (fka Integrity Nutraceuticals) - L+12.50% (14.84%), 9/25/2020 (4) (8) (11)	Senior Secured First Lien Debt	Food Products	—	—	2,829	—	—	273	3,102
Capstone Nutrition (fka Integrity Nutraceuticals) - L+12.50% (14.84%), 9/25/2020 (4) (8) (11)	Senior Secured First Lien Debt	Food Products	—	4,096	—	—	—	(763)	3,333
Capstone Nutrition (fka Integrity Nutraceuticals) - L+12.50% (14.84%), 9/25/2020 (4) (8)	Senior Secured First Lien Debt	Food Products	—	9,467	—	—	—	(2,055)	7,412
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (4) (10) (11)	Equity/Other	Food Products	—	—	—	—	—	—	—
CRS-SPV, Inc.	Equity/Other	Business Services	—	—	2,219	—	—	20	2,239
Kahala Ireland OpCo Designated Activity Company - L+5.00% (13.00%), 12/23/2028 (3) (8) (11)	Senior Secured First Lien Debt	Aerospace & Defense	13,449	141,549	—	(20,000)	—	—	121,549
Kahala Ireland OpCo Designated Activity Company - Common Equity (3) (10) (11)	Equity/Other	Aerospace & Defense	—	11,709	—	—	—	2,692	14,401
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (3) (10) (11)	Equity/Other	Aerospace & Defense	—	3,250	—	(20)	—	20	3,250
Kahala US OpCo LLC - Class A Preferred Units - 13.00% (3) (10) (11)	Equity/Other	Aerospace & Defense	—	—	—	—	—	—	—
NexSteppe Inc. - Series C Preferred Stock Warrant (10) (11)	Equity/Other	Chemicals	—	—	—	—	—	—	—
NexSteppe Inc. - 12.00%, 9/30/2018 (8) (11)	Senior Secured First Lien Debt	Chemicals	—	—	250	—	—	(250)	—
NexSteppe Inc. - 12.00%, 9/30/2018 (8) (11)	Senior Secured First Lien Debt	Chemicals	—	—	—	—	—	—	—
NMFC Senior Loan Program I, LLC	Equity/Other	Diversified Investment Vehicles	4,626	50,805	—	—	—	(434)	50,371
Park Ave RE Holdings, LLC - 13.00%, 12/31/2021 (2) (8) (9) (11)	Subordinated Debt	Real Estate & Management Development	3,666	37,192	—	—	—	—	37,192
Park Ave RE Holdings, LLC - Common Shares (2) (10) (11)	Equity/Other	Real Estate & Management Development	—	12,678	—	102	—	2,535	15,315
Park Ave RE Holdings, LLC -Preferred Shares - 8.00% (2) (10) (11)	Equity/Other	Real Estate Management & Development	—	23,645	—	—	—	—	23,645
South Grand MM CLO I, LLC	Equity/Other	Diversified Investment Vehicles	—	28,904	—	(22,833)	—	648	6,719
Total Control Investments			$25,033	$350,279	$17,197	$(48,121)	$—	$3,257	$322,612

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

(Unaudited)

			Amount of	Beginning
			dividends	Fair Value					Fair Value
			and interest	at			Realized	Change in	at
			included in	December	Gross	Gross	Gain/	Unrealized	September
Portfolio Company (1)	Type of Asset	Industry	income	31, 2017	additions*	reductions**	(Loss)	Gain (Loss) (6)	30, 2018
Affiliate Investments
Answers Corporation - Common Equity (10) (11)	Equity/Other	Technology	$—	$14,231	$—	$—	$—	$(9,686)	$4,545
Answers Corporation (7) (11)	Senior Secured First Lien Debt	Technology	82	2,916	7	(3,007)	55	29	—
Answers Corporation - L+7.90% (9.00%), 9/15/2021 (11)	Senior Secured Second Lien Debt	Technology	432	4,371	118	(35)	4	(50)	4,408
B&M CLO 2014-1, LTD. Subordinated Notes - 11.61%, 4/16/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	1,049	12,804	—	(1,851)	(1,857)	1,585	10,681
Basho Technologies, Inc. (7)	Senior Secured First Lien Debt	Software	—	—	—	(1,238)	(5,247)	6,485	—
Basho Technologies, Inc. (7)	Senior Secured First Lien Debt	Software	—	—	—	—	(2,550)	2,550	—
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant (7)	Equity/Other	Software	—	—	—	—	(2,000)	2,000	—
CVP Cascade CLO, LTD. Subordinated Notes - 62.02%, 1/16/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	798	4,121	—	(832)	(5,500)	4,107	1,896
Danish CRJ LTD. - Common Equity (10) (11)	Equity/Other	Aerospace & Defense	—	605	—	(1)	—	(441)	163
Figueora - Class F Notes - 12.34%, 1/15/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	211	—	8,000	—	—	—	8,000
Figueroa CLO 2014-1, LTD. Subordinated Notes - 18.83%, 1/15/2027	Collateralized Securities	Diversified Investment Vehicles	1,449	12,508	—	(481)	(4,000)	3,989	12,016
Frank Entertainment Group, LLC - 6.00%, 6/1/2022	Senior Secured First Lien Debt	Media Entertainment	—	—	1,650	—	—	(236)	1,414
Frank Entertainment Group, LLC - 2.50%, 6/1/2022	Senior Secured Second Lien Debt	Media Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC	Equity/Other	Media Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC	Equity/Other	Media Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC	Equity/Other	Media Entertainment	—	—	—	—	—	—	—
Frontstreet Facility Solutions,Inc.	Equity/Other	Telecom	—	—	—	—	—	—	—
Frontstreet Facility Solutions,Inc. -13.00%, 3/1/2021	Subordinated Debt	Telecom	—	—	227	—	—	(38)	189
MidOcean Credit CLO II, LLC Income Notes - 12.13%, 1/29/2025 (11)	Collateralized Securities	Diversified Investment Vehicles	1,506	20,651	—	—	—	137	20,788
MidOcean Credit CLO III, LLC Subordinated Notes - 15.05%, 7/21/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	1,841	17,508	1,739	(1,092)	(3,300)	3,481	18,336
MidOcean Credit CLO IV, LLC Income Notes - 10.02%, 4/15/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	1,408	12,212	—	(222)	—	162	12,152
NewStar Arlington Senior Loan Program LLC Class FR Notes - 18.47%, 7/25/2025 (11)	Collateralized Securities	Diversified Investment Vehicles	3,134	25,439	—	(1,875)	—	4,110	27,674
NewStar Arlington Senior Loan Program LLC Class FR Notes - 13.34%, 4/25/2031	Collateralized Securities	Diversified Investment Vehicles	287	—	4,528	—	—	2	4,530

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

(Unaudited)

			Amount of	Beginning
			dividends	Fair Value					Fair Value
			and interest	at			Realized	Change in	at
			included in	December	Gross	Gross	Gain/	Unrealized	September
Portfolio Company (1)	Type of Asset	Industry	income	31, 2017	additions*	reductions**	(Loss)	Gain (Loss) (6)	30, 2018
NewStar Exeter Fund CLO Debt - 9.85%, 1/20/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	$902	$8,660	$121	$—	$—	$294	$9,075
NewStar Exeter Fund CLO Equity - 17.24%, 1/19/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	304	13,089	—	(1,704)	(7,000)	6,304	10,689
OFSI Fund VI, Ltd. - Subordinated Notes - 0.00%, 3/20/2025 (11)	Collateralized Securities	Diversified Investment Vehicles	183	10,162	—	(2,285)	(1,000)	(151)	6,726
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	1,031	10,136	—	—	—	70	10,206
Related Fee Agreements (5)	Collateralized Securities	Diversified Investment Vehicles	67	3,917	—	(2,119)	(343)	550	2,005
Silver Spring CLO, Ltd. - 4.84%, 10/16/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	384	10,363	—	(8,241)	(6,882)	4,760	—
Tax Defense Network, LLC - L +6.00% (10.00%), 8/27/2019 (8) (11)	Senior Secured First Lien Debt	Diversified Consumer Services	157	7,477	—	—	—	325	7,802
Tax Defense Network, LLC - Common Equity (10) (11)	Equity/Other	Diversified Consumer Services	—	—	—	—	—	—	—
Tax Defense Network, LLC - Preferred Equity	Equity/Other	Diversified Consumer Services	—	—	—	—	—	—	—
Team Waste, LLC - Preferred Units	Equity/Other	Industrials	—	—	2,234	—	—	1	2,235
Tennenbaum Waterman Fund, L.P.	Equity/Other	Diversified Investment Vehicles	1,034	10,427	—	—	—	(327)	10,100
THL Credit Greenway Fund II LLC	Equity/Other	Diversified Investment Vehicles	893	11,373	856	(4,540)	—	795	8,484
TwentyEighty, Inc. - Class A Common Equity (10) (11)	Equity/Other	Media	—	—	—	—	—	—	—
TwentyEighty, Inc. - L+8.00% (10.33%), 3/31/2020 (8) (11)	Senior Secured First Lien Debt	Media	289	2,853	125	(2,584)	333	(392)	335
TwentyEighty, Inc. - 4.00%, 3/31/2020 (8) (11)	Senior Secured First Lien Debt	Media	865	4,719	674	—	—	1,012	6,405
TwentyEighty, Inc. - 0.25%, 3/31/2020 (8) (11)	Senior Secured First Lien Debt	Media	831	3,739	819	—	—	1,508	6,066
WhiteHorse VIII, Ltd. CLO Subordinated Notes - 6.89%, 5/1/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	(30)	8,761	—	(2,013)	(1,000)	731	6,479
World Business Lenders, LLC - Preferred Stock (10) (11)	Equity/Other	Consumer Finance	—	3,759	—	—	—	—	3,759
Total Affiliate Investments			$19,107	$236,801	$21,098	$(34,120)	$(40,287)	$33,666	$217,158
Total Control & Affiliate Investments			$44,140	$587,080	$38,295	$(82,241)	$(40,287)	$36,923	$539,770

* Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.

** Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category. During the period the cost basis for certain CLO positions was reduced due to the realization of an other than temporary impairment. Amounts realized were reserved against fair value in prior periods.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

(Unaudited)

(1)	The principal amount and ownership detail are shown in the consolidated schedules of investments.
(2)	This investment was not deemed significant under Regulation S-X as of September 30, 2018.
(3)	This investment was not deemed significant under Regulation S-X as of September 30, 2018.
(4)	This investment was not deemed significant under Regulation S-X as of September 30, 2018.
(5)	Not all Related Fee Agreements shown on the consolidated schedules of investments are Affiliated Investments.
(6)	Gross of deferred taxes in the amount of $0.9 million.
(7)	Investment no longer held as of September 30, 2018.
(8)	Investment paid or has the option to pay all or a portion of interest and dividends via payment-in-kind.
(9)	Portfolio company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be payment-in-kind.
(10)	Investment is non-income producing at September 30, 2018.
(11)	The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).

Dividends and interest for the nine months ended September 30, 2018 and September 30, 2017 attributable to Controlled and Affiliated investments no longer held as of September 30, 2018 and September 30, 2017 was $0.5 million and $0.0 million, respectively.

Realized gain (loss) for the nine months ended September 30, 2018 and September 30, 2017 attributable to Controlled and Affiliated investments no longer held as of September 30, 2018 and September 30, 2017 was $(16.6) million and $0.0 million, respectively.

Change in unrealized gain (loss) for the nine months ended September 30, 2018 and September 30, 2017 attributable to Controlled and Affiliated investments no longer held as of September 30, 2018 and September 30, 2017 was $15.8 million and $0.0 million, respectively.

The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2017:

			Amount of	Beginning
			dividends	Fair Value					Fair
			and interest	at			Realized	Change in	Value at
			included in	December	Gross	Gross	Gain/	Unrealized	December
Portfolio Company (1)	Type of Asset	Industry	income	31, 2016	additions*	reductions**	(Loss)	Gain (Loss) (6)	31, 2017
Control Investments
California Resources Development JV, LLC - Preferred Equity - 9.00% (11)	Equity/Other	Metals & Mining	$1,987	$—	$26,182	$—	$—	$802	$26,984
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) - L+12.50% (13.88%), 4/28/2019 (4) (8) (11)	Senior Secured First Lien Debt	Food Products	—	19,708	—	—	—	(6,145)	13,563
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (4) (10) (11)	Equity/Other	Food Products	—	—	—	—	—	—	—
Capstone Nutrition Class B and C Common Stock (fka Integrity Nutraceuticals, Inc.) (4) (10)(11)	Equity/Other	Food Products	—	—	—	—	—	—	—
Kahala Ireland OpCo Designated Activity Company - L+8.00% (13.00%), 12/23/2028 (3) (8) (11)	Senior Secured First Lien Debt	Aerospace & Defense	19,245	149,409	140	(8,000)	—	—	141,549
Kahala Ireland OpCo Designated Activity Company - Common Equity (3) (10) (11)	Equity/Other	Aerospace & Defense	—	8,180	—	—	—	3,529	11,709
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (3) (10) (11)	Equity/Other	Aerospace & Defense	—	3,250	—	(48)	—	48	3,250
Kahala US OpCo LLC (4) (7)	Senior Secured First Lien Debt	Aerospace & Defense	120	2,690	—	(2,690)	—	—	—
Kahala US OpCo LLC - Class A Preferred Units - 13.00% (4) (10) (11)	Equity/Other	Aerospace & Defense	—	4,000	—	(2,491)	(1,702)	193	—
NexSteppe Inc. - 12.00%, 9/30/2018 (8) (11)	Senior Secured First Lien Debt	Chemicals	381	—	8,250	(185)	—	(8,065)	—

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

(Unaudited)

			Amount of	Beginning
			dividends	Fair Value					Fair
			and interest	at			Realized	Change in	Value at
			included in	December	Gross	Gross	Gain/	Unrealized	December
Portfolio Company (1)	Type of Asset	Industry	income	31, 2016	additions*	reductions**	(Loss)	Gain (Loss) (6)	31, 2017
NexSteppe Inc. - 12.00%, 9/30/2018 (8) (11)	Senior Secured First Lien Debt	Chemicals	$—	$—	$1,500	$—	$—	$(1,500)	$—
NexSteppe Inc. - Series C Preferred Stock Warrant (10) (11)	Equity/Other	Chemicals	—	—	1,280	(1,000)	—	(280)	—
NMFC Senior Loan Program I, LLC	Equity/Other	Diversified Investment Vehicles	6,782	—	47,057	—	—	3,748	50,805
Park Ave RE Holdings, LLC - L +8.00% (13.00%), 12/31/2021 (2) (8) (9) (11)	Subordinated Debt	Real Estate Management & Development	4,902	37,192	—	—	—	—	37,192
Park Ave RE Holdings, LLC - Common Shares (2) (10) (11)	Equity/Other	Real Estate Management & Development	—	6,564	—	—	—	6,114	12,678
Park Ave RE Holdings, LLC - Preferred Shares - 8.00% (2) (10) (11)	Equity/Other	Real Estate Management & Development	946	23,645	—	—	—	—	23,645
South Grand MM CLO I, LLC	Equity/Other	Diversified Investment Vehicles	2,223	—	28,382	—	—	522	28,904
Total Control Investments			$36,586	$254,638	$112,791	$(14,414)	$(1,702)	$(1,034)	$350,279

Affiliate Investments
Answers Corporation - L+5.00% (6.57%), 4/15/2021 (11)	Senior Secured First Lien Debt	Technology	$151	$—	$2,967	$(23)	$1	$(29)	$2,916
Answers Corporation - L+5.00% (6.57%), 4/15/2021 (11)	Senior Secured First Lien Debt	Technology	(1)	—	17,064	(15,365)	(18,223)	16,524	—
Answers Corporation - L+5.00% (6.57%), 4/15/2021 (11)	Senior Secured First Lien Debt	Technology	1	—	2,954	(2,954)	—	—	—
Answers Corporation - L+7.90% (9.00%), 9/15/2021 (11)	Senior Secured Second Lien Debt	Technology	418	—	4,118	(35)	4	284	4,371
Answers Corporation - Common Equity (10) (11)	Equity/Other	Technology	—	—	11,361	—	—	2,870	14,231
B&M CLO 2014-1, LTD. Subordinated Notes - 0.00%, 4/16/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	277	16,772	—	(4,946)	—	978	12,804
Basho Technologies, Inc. - 17.00%, 5/31/2018 (8) (9) (11)	Senior Secured First Lien Debt	Software	72	—	3,904	(3,967)	69	(6)	—
Basho Technologies, Inc. - 17.00%, 5/31/2018 (8) (9) (11)	Senior Secured First Lien Debt	Software	—	—	918	—	—	(918)	—
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant - Expire 3/9/2025 (10) (11)	Equity/Other	Software	—	—	—	—	—	—	—
Basho Technologies, Inc. - Series G Senior Preferred Stock (10) (11)	Equity/Other	Software	—	—	—	—	—	—	—
CVP Cascade CLO, LTD. Subordinated Notes - 0.00%, 1/16/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	3	8,868	—	(2,934)	—	(1,813)	4,121
CVP Cascade CLO-2, LTD. Subordinated Notes (7)(11)	Collateralized Securities	Diversified Investment Vehicles	191	11,593	—	(10,837)	(2,829)	2,073	—
Danish CRJ LTD. (7)	Senior Secured First Lien Debt	Aerospace & Defense	—	20	—	(7)	—	(13)	—
Danish CRJ LTD. - Common Equity (10) (11)	Equity/Other	Aerospace & Defense	—	407	—	—	—	198	605
Figueroa CLO 2014-1, LTD. Subordinated Notes - 0.00%, 1/15/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	(103)	16,101	—	(3,520)	—	(73)	12,508

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

(Unaudited)

			Amount of	Beginning
			dividends	Fair Value					Fair
			and interest	at			Realized	Change in	Value at
			included in	December	Gross	Gross	Gain/	Unrealized	December
Portfolio Company (1)	Type of Asset	Industry	income	31, 2016	additions*	reductions**	(Loss)	Gain (Loss) (6)	31, 2017
MidOcean Credit CLO II, LLC Income Notes -15.75%, 1/29/2025 (11)	Collateralized Securities	Diversified Investment Vehicles	$2,380	$22,419	$—	$(2,216)	$—	$448	$20,651
MidOcean Credit CLO III, LLC Subordinated Notes - 1.31%, 7/21/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	715	23,341	—	(3,674)	—	(2,159)	17,508
MidOcean Credit CLO IV, LLC Income Notes - 1.44%, 4/15/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	689	15,505	—	(1,871)	—	(1,422)	12,212
NewStar Arlington Senior Loan Program LLC Subordinated Notes - 12.62%, 7/25/2025 (11)	Collateralized Securities	Diversified Investment Vehicles	4,930	24,491	—	(1,945)	—	2,893	25,439
NewStar Exeter Fund CLO Debt - L+7.50% (8.86%), 1/19/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	1,106	8,455	162	—	—	43	8,660
NewStar Exeter Fund CLO Equity - 3.45%, 1/19/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	1,645	20,579	—	(2,609)	—	(4,881)	13,089
NMFC Senior Loan Program I, LLC	Equity/Other	Diversified Investment Vehicles	—	47,057	—	(47,057)	—	—	—
Ocean Trails CLO V, LTD. (7)	Collateralized Securities	Diversified Investment Vehicles	48	29,144	—	(29,128)	906	(922)	—
OFSI Fund VI, Ltd. Subordinated Notes - 0.00%, 3/20/2025 (11)	Collateralized Securities	Diversified Investment Vehicles	617	17,354	—	(5,007)	—	(2,185)	10,162
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	705	9,788	2,691	(2,691)	10	338	10,136
Related Fee Agreements (5)	Collateralized Securities	Diversified Investment Vehicles	922	9,647	—	(3,607)	42	(2,165)	3,917
Silver Spring CLO, Ltd. Subordinated Notes - 0.00%, 10/16/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	94	12,007	—	(3,554)	—	1,910	10,363
South Grand MM CLO I, LLC	Equity/Other	Diversified Investment Vehicles	—	28,382	—	(28,382)	—	—	—
Squan Holding Corp. - L+4.50% (6.20%), 10/10/2019 (11)	Senior Secured First Lien Debt	Diversified Telecommunication Services	—	6,895	—	(6,895)	—	—	—
Squan Holding Corp. - Class A Common Stock (10) (11)	Equity/Other	Diversified Telecommunication Services	—	—	—	—	—	—	—
Squan Holding Corp. - Series A Preferred Stock (10) (11)	Equity/Other	Diversified Telecommunication Services	—	—	—	—	—	—	—
Tax Defense Network, LLC - L +13.00% (14.70%), 8/28/2019 (8) (11)	Senior Secured First Lien Debt	Diversified Consumer Services	1,075	—	18,682	(117)	1	(11,089)	7,477
Tax Defense Network, LLC - Common Equity (10) (11)	Equity/Other	Diversified Consumer Services	—	—	—	—	—	—	—
Tennenbaum Waterman Fund, L.P.	Equity/Other	Diversified Investment Vehicles	1,270	—	10,169	—	—	258	10,427
TwentyEighty, Inc. - First Lien Debt - L+8.00% (9.42%), 3/31/2020 (8) (11)	Senior Secured First Lien Debt	Media	378	—	2,426	—	—	427	2,853
TwentyEighty, Inc. - First Lien Debt - 8.00%, 3/31/2020 (8) (11)	Senior Secured First Lien Debt	Media	928	—	4,535	—	—	184	4,719
TwentyEighty, Inc. - First Lien Debt - 9.00%, 3/31/2020 (8) (11)	Senior Secured First Lien Debt	Media	881	—	4,164	—	—	(425)	3,739
TwentyEighty, Inc. - Class A Common Equity (10) (11)	Equity/Other	Media	—	—	—	—	—	—	—

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

(Unaudited)

			Amount of	Beginning
			dividends	Fair Value					Fair
			and interest	at			Realized	Change in	Value at
			included in	December	Gross	Gross	Gain/	Unrealized	December
Portfolio Company (1)	Type of Asset	Industry	income	31, 2016	additions*	reductions**	(Loss)	Gain (Loss) (6)	31, 2017
TwentyEighty, Inc. - Revolver (7)	Senior Secured First Lien Debt	Media	$2	$—	$—	$—	$—	$—	$—
THL Credit Greenway Fund II LLC	Equity/Other	Diversified Investment Vehicles	957	12,850	—	(1,849)	—	372	11,373
WhiteHorse VIII, Ltd. CLO Subordinated Notes - 10.03%, 5/1/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	712	12,563	—	(2,859)	—	(943)	8,761
World Business Lenders, LLC - Preferred Stock (10) (11)	Equity/Other	Consumer Finance	—	—	4,441	—	—	(682)	3,759
Total Affiliate Investments			$21,063	$354,238	$90,556	$(188,049)	$(20,019)	$75	$236,801
Total Control & Affiliate Investments			$57,649	$608,876	$203,347	$(202,463)	$(21,721)	$(959)	$587,080

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share amounts, percentages and as otherwise indicated)

For the period ended September 30, 2018

(Unaudited)

DRIP Sales

From October 1, 2018 through the filing of this Form 10-Q, the Company has issued 0.8 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $6.2 million.

Franklin Templeton Transaction

On October 24, 2018, BSP entered into a definitive agreement with Franklin Resources, Inc. (“FRI”) and Templeton International, Inc. (collectively with FRI, “Franklin Templeton”), whereby Franklin Templeton has agreed, subject to the satisfaction of the closing conditions contained in the agreement, to acquire BSP (the “Franklin Templeton Transaction”), including BSP’s 100% ownership interest in the Adviser. Upon consummation of the Franklin Templeton Transaction, key senior management of BSP are expected to continue to operate in the same professional capacity as prior to the Franklin Templeton Transaction.

Due to the change of control of BSP, if the Franklin Templeton Transaction is consummated, it will result in an assignment of the current investment advisory agreement between the Company and the Adviser under the 1940 Act and, as a result, the immediate termination of such investment advisory agreement. Since the current investment advisory agreement will terminate upon completion of the Franklin Templeton Transaction, the Company has filed a definitive proxy statement on November 5, 2018 to inform shareholders of a special meeting to approve a new investment advisory agreement between the Company and the Adviser (the “Stockholder Approval”), which new agreement was approved by the Company’s Board of Directors on October 22, 2018. All terms will remain unchanged from the current investment advisory agreement. The consummation of the Franklin Templeton Transaction is expected to occur in early 2019 and is subject to customary closing conditions, including receipt of the Stockholder Approval, as well as the receipt of any required regulatory approvals.

In connection with the Franklin Templeton Transaction, on November 1, 2018, FRI and BSP purchased 6,097,561 and 4,878,049 shares of the Company’s common stock, respectively, for which the Company received aggregate cash proceeds of $90 million. The offers and sales of such shares were exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D thereunder.

Wells Fargo Credit Facility Amendment

As disclosed in Note 5, on July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into the Wells Fargo Credit Facility. On November 8, 2018, the Company, through a wholly-owned consolidated special purpose financing subsidiary, Funding I, entered into an Amendment to the Wells Fargo Credit Facility (the “Amendment”) which (1) increases the size of the Wells Fargo Credit Facility from $500.0 to $520.0 million and (2) permits the inclusion of Second Lien Loans as part of the borrowing base, which are not to exceed 10% of the outstanding balance of all Loan Assets (each a defined term in the Amendment).

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

In addition, words such as "anticipate," "believe," "expect" and "intend" indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward- looking statements for any reason, including the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include:

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

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues of less than $1 billion, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of September 30, 2018, 79.1% of our portfolio was invested in senior secured loans.

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

Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At September 30, 2018:
Investment Portfolio	$2,500.0
Net Assets attributable to Business Development Corporation of America	1,460.8
Debt (net of deferred financing costs)	1,110.5
Net Asset Value per share	8.20

Portfolio Activity for the Nine Months Ended September 30, 2018:
Cost of investments purchased during period, including PIK	913.5
Sales, repayments and other exits during the period	915.7
Number of portfolio companies at end of period	221

Operating results for the Nine Months Ended September 30, 2018:
Net investment income per share	0.43
Distributions declared per share	(0.49)
Net increase in net assets resulting from operations per share	0.38
Net investment income	77.8
Net realized and unrealized gain (loss) net of deferred taxes	(9.1)
Net increase in net assets resulting from operations	68.7

Portfolio and Investment Activity

During the nine months ended September 30, 2018, we made $909.8 million of investments in new and existing portfolio companies and had $915.7 million in aggregate amount of exits and repayments, resulting in net investments of $(5.9) million for the period. The portfolio composition by loan market consisted of 76.0% Middle Market (1), 13.0% Large Corporate (2), and 11.0% Other (3) investments. In addition, the total portfolio of debt investments at fair value consisted of 87.8% bearing variable interest rates and 12.2% bearing fixed interest rates.

(1)	Middle market represents companies with annual revenues of less than $1 billion.
(2)	Large corporate represents companies with annual revenues exceeding $1 billion.
(3)	Other represents collateralized securities and equity investments.

Our portfolio composition, based on fair value at September 30, 2018 was as follows:

	September 30, 2018
		Weighted Average
	Percentage of	Current Yield for
	Total Portfolio	Total Portfolio (1) (2)
Senior Secured First Lien Debt	68.2%	9.2%
Senior Secured Second Lien Debt	10.9	11.4
Subordinated Debt	5.4	10.5
Collateralized Securities (3)	6.3	12.4
Equity/Other	9.2	—
Total	100.0%	8.9%

(1)	Includes the effect of the amortization or accretion of loan premiums or discounts.
(2)	The weighted average current yield including the effect of the amortization or accretion of loan premiums or discounts on income producing securities is 9.8%.
(3)	Weighted average current yield for Collateralized Securities is based on the estimation of effective yield to expected maturity for each security as calculated in accordance with ASC Topic 325-40-35, Beneficial Interests in Securitized Financial Assets (see Note 2 - Summary of Significant Accounting Policies).

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

The weighted average risk ratings of our investments based on fair value was 2.44 and 2.33 as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, we had nine portfolio companies, which represented fifteen portfolio investments, on non-accrual status with a total principal amount of $171.4 million, amortized cost of $118.4 million, and fair value of $45.5 million, which represented 5.6%,4.6% and 1.8% of the investment portfolio's total principal, amortized cost and fair value, respectively. As of December 31, 2017, we had four portfolio companies, which represented eight portfolio investments, on non-accrual status with a total principal amount of $120.2 million, amortized cost of $97.6 million, and fair value of $21.0 million which represented 4.0%, 3.8% and 0.8% of the investment portfolio's total principal, amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies in our consolidated financial statements included in this report for additional details regarding our non-accrual policy.

RESULTS OF OPERATIONS

Operating results for the three and nine months ended September 30, 2018 and September 30, 2017 were as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total investment income	$59,182	$54,845	$176,609	$167,776
Total expenses	33,616	28,242	98,540	86,437
Income tax expense, including excise tax	(270)	79	270	1,349
Net investment gain (loss) attributable to non-controlling interests	37	(6)	32	—
Net investment income	$25,799	$26,530	$77,767	$79,990

Investment Income

For the three and nine months ended September 30, 2018, total investment income was $59.2 million and $176.6 million, respectively and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.5 billion and a weighted average current yield of 8.9%. Included within total investment income was $0.6 million and $3.4 million, respectively, of fee income for the three and nine months ended September 30, 2018. Fee income consists primarily of prepayment and amendment fees. For the three and nine months ended September 30, 2017, total investment income was $54.8 million and $167.8 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 8.9%. Included within total investment income was $0.8 million and $5.9 million, respectively, of fee income for the three and nine months ended September 30, 2017. Fee income consists primarily of prepayment and amendment fees.

Operating Expenses

The composition of our operating expenses for the three and nine months ended September 30, 2018 and September 30, 2017 was as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Management fees	$10,082	$9,907	$30,117	$29,136
Incentive fee on income	6,450	3,834	15,992	15,149
Interest and debt fees	13,862	11,448	41,095	32,108
Professional fees	1,639	1,249	4,475	4,073
Other general and administrative	1,161	1,334	5,504	4,679
Administrative services	195	203	594	608
Insurance	—	2	3	9
Directors' fees	227	265	760	675
Total operating expenses	$33,616	$28,242	$98,540	$86,437

For the three and nine months ended September 30, 2018, we incurred $10.1 million and $30.1 million, respectively, of management fees, of which the Adviser did not waive any such fees. For the three and nine months ended September 30, 2018, we incurred $6.5 million and $16.0 million, respectively, of incentive fees on income, of which the Adviser did not waive any such fees. For the three and nine months ended September 30, 2017, we incurred $9.9 million and $29.1 million, respectively, of management fees, of which the Adviser did not waive any such fees. For the three and nine months ended September 30, 2017, we incurred $3.8 million and $15.1 million, respectively, of incentive fees on income, of which the Adviser did not waive any such fees.

For the three and nine months ended September 30, 2018, we incurred interest and debt fees of $13.9 million and $41.1 million, respectively. For the three and nine months ended September 30, 2017, we incurred interest and debt fees of $11.4 million and $32.1 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, custody fees, trustee fees, amortization of deferred financing costs and amortization of discount if applicable related to the Wells Fargo Credit Facility, Citi Credit Facility, UBS Credit Facility, 2023 Notes, 2022 Notes, 2020 Notes and the JPMC PB Account. The increase in debt fees for the three and nine months ended September 30, 2018 as compared to the same period in 2017 is a result of the issuance of the 2023 Notes, 2022 Notes, an increase in average debt outstanding under the Company's credit facilities and an increase in LIBOR rates.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments, foreign currency transactions and forward currency exchange contracts

Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and foreign currency transactions, net of deferred taxes for the three and nine months ended September 30, 2018 and September 30, 2017 were as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net realized gain (loss)
Control investments	$—	$—	$—	$—
Affiliate investments	503	(2,809)	(40,287)	(20,031)
Non-affiliate investments	(178)	2,113	9,889	(15,647)
Net realized gain (loss) on foreign currency transactions	—	—	17	—
Total net realized gain (loss)	325	(696)	(30,381)	(35,678)
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	4,441	2,178	2,371	(3,017)
Affiliate investments	(5,508)	3,214	33,666	15,227
Non-affiliate investments	4,268	(13,680)	(14,213)	(4,590)
Total net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	3,201	(8,288)	21,824	7,620
Net change in unrealized depreciation attributable to non-controlling interests	(567)	(258)	(236)	(563)
Net change in unrealized depreciation from forward currency exchange contracts	(275)	—	(302)	—
Net realized and unrealized losses	$2,684	$(9,242)	$(9,095)	$(28,621)

Net realized and unrealized loss on investments and foreign currency transactions, net of deferred taxes, resulted in a net gain (loss) of $2.7 million and $(9.1) million for the three and nine months ended September 30, 2018 compared to a net loss of $9.2 million and $28.6 million, respectively, for the same period in 2017. We look at net realized gains (losses) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.

The net realized and unrealized gain for the three months ended September 30, 2018 and the net realized and unrealized loss for the nine months ended September 30, 2018 were the result of approximately $30.0 million of realized loss on CLOs as a result of the Company's assessment for other than temporary impairment ("OTTI") in accordance with ASC 325-40. As this OTTI was previously reserved for as part of unrealized depreciation on CLOs, the movement between unrealized and realized gain (loss) during the period relates to the approximately $30.0 million realization and the offsetting reversal of approximately $30.0 million of previously reported unrealized depreciation of approximately $30.0 million. The remaining loss was driven by net unrealized depreciation on investments.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2018, we recorded a net increase in net assets resulting from operations of $28.5 million and $68.7 million, respectively, versus a net increase in net assets resulting from operations of $17.3 million and $51.4 million for the three and nine months ended September 30, 2017. The increase is primarily attributable to an increase in investment income. Based on the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2018, our per share net increase in net assets resulting from operations was $0.16 and $0.38, respectively, for the three and nine months ended September 30, 2018, versus a net increase in net assets resulting from operations of $0.10 and $0.29, respectively, for the three and nine months ended September 30, 2017.

Cash Flows

For the nine months ended September 30, 2018, net cash provided by operating activities was $47.7 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments. The increase in cash flows provided by operating activities for the nine months ended September 30, 2018 was primarily the result of purchases of investments of $909.8 million, offset by sales and repayments of investments of $915.7 million and further offset by other miscellaneous operating activities.

Net cash used in financing activities of $22.2 million during the nine months ended September 30, 2018 primarily related to net proceeds from the Wells Fargo Credit Facility, Citi Credit Facility, and the JPMC PB Account of $634.3 million offset by payments on debt of $552.8 million, net repurchases of common stock of $42.3 million and payments of stockholder distributions of $57.7 million.

For the nine months ended September 30, 2017, net cash used in operating activities was $37.3 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Net cash used in operating activities was primarily a result of purchases of investments of $787.3 million as well as an increase in receivable for unsettled trades of $28.3 million and a decrease in payable for unsettled trades of $10.3 million, partially offset by sales and repayments of investments of $706.7 million.

Net cash used in financing activities of $61.7 million during the nine months ended September 30, 2017 primarily related to net repurchases of common stock of $87.8 million and payments of stockholder distributions of $68.5 million, partially offset by net proceeds from the Wells Fargo Credit Facility, Citi Credit Facility, UBS Credit Facility and the JPMC PB Account of $98.7 million.

Recent Developments

Distribution Reinvestment Plan (“DRIP”) Sales

From October 1, 2018 through the filing of this Form 10-Q, we issued 0.8 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $6.2 million.

Franklin Templeton Transaction

On October 24, 2018, BSP entered into a definitive agreement with Franklin Resources, Inc. (“FRI”) and Templeton International, Inc. (collectively with FRI, “Franklin Templeton”), whereby Franklin Templeton has agreed, subject to the satisfaction of the closing conditions contained in the agreement, to acquire BSP (the “ Franklin Templeton Transaction”), including BSP’s 100% ownership interest in the Adviser. Upon consummation of the Franklin Templeton Transaction, key senior management of BSP are expected to continue to operate in the same professional capacity as prior to the Franklin Templeton Transaction.

Due to the change of control of BSP, if the Franklin Templeton Transaction is consummated, it will result in an assignment of the current investment advisory agreement between the Company and the Adviser under the 1940 Act and, as a result, the immediate termination of such investment advisory agreement. Since the current investment advisory agreement will terminate upon completion of the Franklin Templeton Transaction, the Company filed a definitive proxy statement on November 5, 2018 to inform shareholders of a special meeting to approve a new investment advisory agreement between the Company and the Adviser (the “Stockholder Approval”), which new agreement was approved by the Company’s Board of Directors on October 22, 2018. All terms will remain unchanged from the current investment advisory agreement. The consummation of the Franklin Templeton Transaction is expected to occur in early 2019 and is subject to customary closing conditions, including receipt of the Stockholder Approval, as well as the receipt of any required regulatory approvals.

In connection with the Franklin Templeton Transaction, on November 1, 2018, FRI and BSP purchased 6,097,561 and 4,878,049 shares of the Company’s common stock, respectively, for which the Company received aggregate cash proceeds of $90 million. The offers and sales of such shares were exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D thereunder.

Wells Fargo Credit Facility Amendment

As disclosed below under “Borrowing - Wells Fargo Credit Facility”, on November 8, 2018, the Company, through a wholly-owned consolidated special purpose financing subsidiary, Funding I, entered into an Amendment to the Wells Fargo Credit Facility (the “Amendment”) which (1) increases the size of the Wells Fargo Credit Facility from $500.0 to $520.0 million and (2) permits the inclusion of Second Lien Loans as part of the borrowing base which are not to exceed 10% of the outstanding balance of all Loan Assets (each as defined in the Amendment).

Liquidity and Capital Resources

We generate cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of September 30, 2018, we had issued 199.4 million shares of our common stock for gross proceeds of $2.1 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP.

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

The table below shows the components of the distributions we have declared and/or paid during the nine months ended September 30, 2018 and 2017 (dollars in thousands).

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2018	2017
Distributions declared	$87,066	$106,467
Distributions paid	$87,469	$110,446
Portion of distributions paid in cash	$57,703	$68,485
Portion of distributions paid in DRIP shares	$29,766	$41,961

As of September 30, 2018, we had $9.5 million of distributions accrued and unpaid. As of December 31, 2017, we had $9.9 million of distributions accrued and unpaid.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the nine months ended September 30, 2018 and 2017, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2018 will be reported to stockholders shortly after the end of the calendar year 2018 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.

The following table sets forth the distributions made during the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2018	2017
Monthly distributions	$87,066	$106,467
Total distributions	$87,066	$106,467

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

Related Party Transactions and Agreements

The BSP Transaction

On July 19, 2016, American Realty Capital II Advisors, LLC, the former parent of the Adviser, entered into a membership interest purchase agreement with a subsidiary of BSP, pursuant to which such subsidiary acquired all of the outstanding limited liability company interests of the Adviser (the “BSP Transaction”). In connection with the BSP Transaction, we amended the Investment Advisory Agreement, effective as of November 1, 2016, to allow the Adviser to serve as investment adviser to us following the closing of the BSP Transaction.

The Franklin Templeton Transaction

In connection with the Franklin Templeton Transaction, on November 1, 2018, FRI and BSP purchased 6,097,561 and 4,878,049 shares of the Company’s common stock, respectively, for which the Company received aggregate cash proceeds of $90 million. The offers and sales of such shares were exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D thereunder.

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

Due to the change of control of BSP, if the Franklin Templeton Transaction is consummated, it will result in an assignment of the Investment Advisory Agreement under the 1940 Act and, as a result, the immediate termination of the Investment Advisory Agreement. See “Recent Developments — The Franklin Templeton Transaction” above for further details.

Administration Agreement

On November 1, 2016, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. We paid BSP $584,725 and $2,600,000 in fees under the Administration Agreement for the quarter ended September 30, 2018 and the year ended December 31, 2017, respectively.

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

Transactions with Affiliates

In connection with the closing of the BSP Transaction, an affiliate of BSP purchased $10.0 million of our common stock based on our net asset value per share as of September 30, 2016 in a private placement in reliance on Section 4(a)(2) of the Securities Act. On November 7, 2016, we issued approximately 1.2 million shares of our common stock to such BSP affiliate.

As described in greater detail above under “Related Party Transactions and Agreements — The Franklin Templeton Transaction.” on November 1, 2018, we issued 4,878,049 shares of our Common Stock to BSP in connection with the Franklin Templeton Transaction.

Borrowings

We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. The Company is continually exploring additional forms of alternative debt financing, which could include new or expanded credit facilities or the issuance of debt securities. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with Wells Fargo and Citi, and have sold $310.0 million in aggregate principal of unsecured notes.

Wells Fargo Credit Facility

On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank as collateral agent, account bank and collateral custodian (as amended from time to time, the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility, which was subsequently amended on April 26, 2013, September 9, 2013, June 30, 2014, May 29, 2015, November 4, 2015, May 18, 2017 and April 3, 2018, May 9, 2018 and November 8, 2018 provides for borrowings in an aggregate principal amount of up to $500.0 million on a committed basis (which was increased to $520.0 million effective November 8, 2018), subject to compliance with a borrowing base. The Wells Fargo Credit Facility has a maturity date of May 9, 2023.

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

On November 8, 2018, the Company entered into an amendment to the Wells Fargo Credit Facility to (1)  increase the size of the Wells Fargo Credit Facility from $500.0 to $520.0 million and (2) permit the inclusion of Second Lien Loans as part of the borrowing base, which are not to exceed 10% of the outstanding balance of all Loan Assets (each as defined in the Amendment). See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments” of this Quarterly Report on Form 10-Q for further details.

Citi Credit Facility

On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into a credit facility (as amended from time to time, the “Citi Credit Facility”) with Citibank, N.A. as administrative agent and U.S. Bank as collateral agent, account bank and collateral custodian. The Citi Credit Facility, which was subsequently amended on October 14, 2015, provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility. The Citi Credit Facility was amended on November 28, 2017 to extend the investment period to May 31, 2019. The Citi Credit Facility has a maturity date of May 28, 2020.

The Citi Credit Facility is priced at three-month LIBOR, with no LIBOR floor, plus a spread of 1.60% per annum through and including the last day of the investment period and 2.00% per annum thereafter. Interest is payable quarterly in arrears. CB Funding is subject to a non-usage fee to the extent the aggregate principal amount available under the Citi Credit Facility has not been borrowed. The non-usage fee per annum is 0.50%. Any amounts borrowed under the Citi Credit Facility along with any accrued and unpaid interest thereunder will mature, and will be due and payable, in three years.

UBS Credit Facility

On April 7, 2015, the Company, through a wholly-owned, special-purpose, bankruptcy-remote subsidiary, Helvetica Funding, entered into a debt financing facility with UBS AG, London Branch (“UBS”), pursuant to which $150.0 million has been made available to the Company to fund investments in new securities and for other general corporate purposes (as amended from time to time, the “UBS Credit Facility”). The UBS Credit Facility was subsequently amended on July 10, 2015 to increase the amount of debt available to the Company under the facility from $150.0 million to $210.0 million. On June 6, 2016, the UBS credit facility was again amended to increase the amount of debt available from $210.0 million to $232.5 million. In addition, the amended facility increased the applicable spread over a three-month LIBOR from 3.90% to 4.05% per annum for the relevant period and increased the permissible percentage of second lien loans from 60% to 70%. Pricing under the transaction is based on three-month LIBOR plus a spread of 4.05% per annum for the relevant period. The maturity date of the UBS Credit Facility was April 7, 2018.

On April 6, 2018, the Company repaid the UBS Credit Facility and all related liens were released.

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

2022 Notes

On December 14, 2017, the Company entered into a Purchase Agreement relating to the Company's sale of $150.0 million aggregate principal amount of its 4.75% fixed rate notes due December 30, 2022 (the “2022 Notes”). The 2022 Notes are subject to customary indemnification provisions and representations, warranties and covenants. The net proceeds from the sale of the 2022 Notes was approximately $147.0 million. The Notes bear interest at a rate of 4.75% per year payable semi-annually.

2023 Notes

On May 11, 2018, the Company entered into a Purchase Agreement relating to the Company's sale of $60.0 million aggregate principal amount of its 5.375% fixed rate notes due May 30, 2023 (the “2023 Notes”). The 2023 Notes are subject to customary indemnification provisions and representations, warranties and covenants. The net proceeds from the sale of the 2023 Notes was approximately $58.7 million. The Notes bear interest at a rate of 5.375% per year payable semi-annually.

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

Contractual Obligations

The following table shows our payment obligations for repayment of debt and other contractual obligations at September 30, 2018 (dollars in thousands):

		Payment Due by Period
	Total Principal	Less than 1			More than 5
	Outstanding	year	1 - 3 years	3- 5 years	years
Wells Fargo Credit Facility (1)	$469,652	$—	$—	$469,652	$—
Citi Credit Facility (2)	345,000	—	345,000	—	—
2023 Notes (3)	59,696	—	—	59,696	—
2022 Notes (4)	149,298	—	—	149,298	—
2020 Notes (5)	99,394	—	99,394	—	—
Total contractual obligations	$1,123,040	$—	$444,394	$678,646	$—

(1)	As of September 30, 2018, we had $30.3 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.
(2)	As of September 30, 2018, we had $55.0 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.

(3)	As of September 30, 2018, we had no unused borrowing capacity under the 2023 Notes.
(4)	As of September 30, 2018, we had no unused borrowing capacity under the 2022 Notes.
(5)	As of September 30, 2018, we had no unused borrowing capacity under the 2020 Notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commitments

In the ordinary course of business, we may enter into future funding commitments. As of September 30, 2018, we had unfunded commitments on delayed draw term loans of $36.5 million, unfunded commitments on revolver term loans of $24.3 million and unfunded equity capital commitments of $0.5 million. As of December 31, 2017, we had unfunded commitments on delayed draw term loans of $38.7 million, unfunded commitments on revolver term loans of $19.8 million and unfunded equity capital commitments of $6.0 million. The unfunded commitments are disclosed in our consolidated schedule of investments. We believe we maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.

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

As of September 30, 2018, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 2.02% and fixed rate debt, bearing a weighted average interest rate of 5.27% with a total carrying value of $1,110.5 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 100 basis points assuming that our current statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Estimated Percentage
Change in Interest
Income net of Interest
Change in Interest Rates	Expense
(-) 100 Basis Points	(8.20)%
Base Interest Rate	—%
(+) 100 Basis Points	8.20%
(+) 200 Basis Points	16.41%

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

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2018, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 and our subsequent Quarterly Reports on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Repurchases of our common stock pursuant to our tender offer are as follows:

Cumulative
			Number of Shares	Maximum Number (or
			Purchased as Part	Approximate Dollar Value)
	Total Number	Average	of Publicly	of Shares that May Yet Be
	of Shares	Price per	Announced Plans	Purchased Under the Plans
Period	Purchased	Share	or Programs	or Programs (in millions)
July 1, 2018 through July 31, 2018	2,348,835	$8.26	2,348,835	—
August 1, 2018 through August 31, 2018	—	$—	—	—
September 1, 2018 through September 30, 2018	—	$—	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

10.1	Amendment No. 12 to Loan and Servicing Agreement, dated as of November 8, 2018, by and among BDCA Funding I, LLC, the Company, Wells Fargo Bank, National Association, each of the Lenders and Lender Agents party thereto and U.S. Bank National Association (filed as exhibit 10.1 to the Company’s Current Report on form 8-K on November 13, 2018 and herein incorporated by reference).

11	Computation of Per Share Earnings (included in the notes to the unaudited consolidated financial statements contained in this report).

31.1	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Written statement of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne	Chief Executive Officer, President and	November 14, 2018
Richard J. Byrne	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Corinne D. Pankovcin	Chief Financial Officer and Treasurer	November 14, 2018
Corinne D. Pankovcin	(Principal Financial and Accounting
Officer)

