Form 10-K
period 2018-12-31
Business Development Corp of America
filed 2019-03-28
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (check one):

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

There were 189,170,326 shares of the Registrant’s common stock outstanding as of March 25, 2019.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2018

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
We were incorporated in Maryland in May 2010 and commenced our initial public offering (the “IPO”) on January 25, 2011. As of December 31, 2018, we had approximately $2.5 billion of total assets.
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
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues up to $1 billion, although we may invest in larger or smaller companies. We also purchase interests in loans or corporate bonds through secondary market transactions. As of December 31, 2018, 81.2% of our portfolio was invested in senior secured loans.
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
ABOUT OUR ADVISER AND BSP
BDCA Adviser, LLC, our investment adviser, is served by BSP’s origination, investment and portfolio management team. In total, BSP consists of over 100 investment professionals and over 200 total employees as of February 28, 2019. The Adviser, a Delaware limited liability company, is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is a subsidiary of BSP, which is also registered as an investment adviser under the Advisers Act.
BSP is a leading credit-focused alternative asset management firm with over $26 billion in assets under management as of January 31, 2019. Established in 2008, the BSP platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies, including private/opportunistic debt, structured credit, high yield, special situations, long-short liquid credit, and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass BSP’s robust platform.
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
The weighted average risk ratings of our investments based on fair value were 2.23 and 2.32 as of December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018, we had eight portfolio companies, which represented fourteen portfolio investments, on non-accrual status with a total principal amount of $171.4 million, amortized cost of $117.4 million, and fair value of $43.8 million. These amounts represented 5.7%, 4.7% and 1.9% of our investment portfolio's total principal, amortized cost and fair value, respectively. We are currently evaluating potential value recovery alternatives for these investments. As of December 31, 2017, we had four portfolio companies, which represented eight portfolio investments, on non-accrual status with a total principal amount of $120.2 million, amortized cost of $97.6 million, and fair value of $21.0 million. These amounts represented 4.0%, 3.8% and 0.8% of our investment portfolio's total principal, amortized cost and fair value, respectively.
The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Internal Performance Rating	Investments at Fair Value (in thousands)	Percentage of Total Investments	Investments at Fair Value (in thousands)	Percentage of Total Investments
1	$49,381	2.1%	$93,721	3.7%
2	1,635,878	70.1%	1,474,982	58.9%
3	513,516	22.0%	603,509	24.1%
4	105,198	4.5%	76,329	3.1%
5	30,741	1.3%	21,040	0.8%
Not rated	—	—%	233,942	9.4%
Total	$2,334,714	100.0%	$2,503,523	100.0%
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

DETERMINATIONS IN CONNECTION WITH OFFERINGS
Although we are no longer offering shares of our common stock in a continuous public offering, we may, from time to time, elect to issue shares of our common stock in private placements. We are prohibited under the 1940 Act from selling our shares of common stock at an offering price, after deducting selling commissions and dealer manager fees, that is below our net asset value per share unless we obtain prior board of directors and stockholder approval. On May 19, 2017, we received stockholder approval to sell shares of our common stock in an amount not to exceed 25% of our then-outstanding common stock immediately prior to each such sale at a price below our then-current NAV, subject to certain conditions. In connection with any issuance of our common stock, our board of directors or a committee thereof review the then current offering price per share, if available, against the current estimated net asset value per share to ensure that we are not selling shares of our common stock at a price that, after deducting selling commissions and dealer manager fees, was below our net asset value per share. If shares are to be sold at a price below our net asset value per share pursuant to shareholder approval thereof, then a majority of our directors who have no financial interest in the sale and a majority of such directors who are not interested persons of us or the Adviser have determined that any such sale would be in our best interests and those of our stockholders.
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
Prior to February 1, 2019, our Adviser provided investment advisory and management services under the investment advisory and management services agreement, effective November 1, 2016, (the “Prior Investment Advisory Agreement”) and most recently re-approved by the Board in August 2018. The terms of the Prior Investment Advisory Agreement were materially identical to the Investment Advisory Agreement. The Prior Investment Advisory Agreement automatically terminated on February 1, 2019 upon the indirect change of control of the Adviser on the consummation of Franklin Resources, Inc.’s (“FRI”) and Templeton International, Inc.’s (collectively with FRI, “Franklin Templeton”) acquisition of BSP (the “FT Transaction”). The Investment Advisory Agreement was approved by stockholders at a special meeting held on January 11, 2019, and took effect February 1, 2019. For additional information regarding the FT Transaction, please see the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments”.
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
Duration and termination
The Adviser serves as our investment adviser pursuant to the Investment Advisory Agreement, which was approved by our shareholders effective February 1, 2019. Unless terminated earlier, it will remain in effect until February 2021 and then continue in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by us without penalty upon not less than 60 days’ written notice and by the Adviser upon not less that 120 days' written notice. Any termination by us must be authorized either by our board of directors or by vote of our stockholders.
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
On November 1, 2016, we entered into an administration agreement with BSP (the “Administration Agreement”), pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. As of December 31, 2018 and December 31, 2017, $0.7 million and $0.6 million million was payable to BSP under the Administration Agreement, respectively.
These agreements were not affected by the FT Transaction.
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
COMPETITION
Our primary competition in providing financing for acquisitions, buyouts and recapitalizations of middle market companies include other BDCs, public and private buyout and other private equity funds, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds as well as access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. We use the industry information of the Adviser’s investment professionals, to which we have access, to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that our relationships and those of the Adviser and BSP will enable us to discover, and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest.
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
Asset Coverage
We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. Although Congress passed the Small Business Credit Availability Act (the “SBCAA”) on March 23, 2018, which amended the 1940 Act to permit BDCs to incur increased leverage if certain conditions are met, we do not presently intend to avail ourselves of the increased leverage limits permitted by the SBCAA. If we were to avail ourselves of the increased leverage permitted by the SBCAA, this would effectively allow us to double our leverage, which would increase leverage risk and expenses. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with Wells Fargo and Citi and have sold $310.0 million in aggregate principal of unsecured notes.
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
Our code of ethics is posted on our website at http://www.bdcofamerica.com and was filed with the SEC as an exhibit to our registration statement. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov.

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
Proxy Voting Policies and Procedures
We delegate our proxy voting responsibility to our Adviser. The proxy voting policies and procedures that our Adviser follows are set forth below and are intended to comply with Section 206 of, and Rule 206(4)-6 under the Advisers Act. The guidelines will be reviewed periodically by our Adviser and our non-interested directors, and, accordingly, are subject to change.
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
MATERIAL CONFLICTS OF INTEREST
Investment Advisory Agreement
We entered into the Investment Advisory Agreement on February 1, 2019 under which the Adviser, subject to the overall supervision of our board of directors manages the day-to-day operations of, and provides investment advisory services to us. The Adviser and its affiliates also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. The Adviser and its affiliates serve as investment adviser or sub-adviser to private funds and registered open-end funds, and serves as an investment adviser to a public real estate investment trust. The Adviser’s policies are designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities pursuant to the SEC exemptive order. See “Co-Investment Relief”. In addition, any affiliated fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Adviser or its affiliates.
Prior to February 1, 2019, our Adviser provided investment advisory services to us pursuant to the Prior Investment Advisory Agreement, which was terminated in connection with the FT Transaction. For additional information regarding the Investment Advisory Agreement and the Prior Investment Advisory Agreement, please see the section entitled “Item 1. Business - Investment Advisory and Management Services Agreement.”
Administration Agreement
In connection with the Administration Agreement effective November 1, 2016, BSP provides us with office facilities and administrative services. The Administration Agreement was not affected by the FT Transaction.
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
Triangle Transaction
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
On July 31, 2018, BSP completed the Triangle Transaction. The gross cash proceeds paid to Triangle were approximately $793.3 million, after adjustments to take into account portfolio activity and other matters occurring since December 31, 2017. In accordance with BSP’s allocation policy, we acquired approximately 24% of the assets in the Triangle Portfolio for an aggregate purchase price of $188.1 million. The final allocation of the investments in the Triangle Portfolio by BSP was based on a number of factors, including, among others, our available capital at the time of allocation, changes in the composition of the Triangle Portfolio between the signing of the APA and the closing of the Triangle Transaction, the suitability of the investments in Triangle’s Portfolio for us as compared to the other funds managed by BSP, regulatory guidance regarding the allocation of certain Triangle Portfolio assets between funds managed by BSP and changes in the relative size of the funds managed by BSP.
Private Placement in connection with FT Transaction
In connection with the FT Transaction, on November 1, 2018, we issued approximately 6.1 and 4.9 million shares of our common stock to FRI and BSP, respectively, at a purchase price of $8.20 per share in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933 (the "Securities Act"). For additional information regarding the FT Transaction, please see the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments”.
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
The current U.S. presidential administration has called for major changes to U.S. trade, healthcare, immigration and foreign policy, as well as other domestic U.S. regulatory policy. Accordingly, there is significant uncertainty with respect to regulation, legislation and government policy at the federal, state and local levels. There has been a corresponding significant increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes and fiscal and monetary policy. To the extent that changes to U.S. policy are implemented, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, that these changes will have to our business, they could adversely affect our business, financial condition, operating results and cash flows.
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
Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of a downgrade of the U.S. long-term sovereign debt credit rating or a recession or economic slowdown in the U.S. In the future, the U.S. Government may not be able to meet its debt payments unless the federal debt ceiling is raised. On February 9, 2018, the federal debt limit was suspended until March 1, 2019. If, prior to such date, legislation increasing the debt ceiling is not enacted and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations, which could negatively impact the U.S. economy and our portfolio companies. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions, further downgrades or warnings by The Standard & Poor Financial Services LLC's Rating Service or other rating agencies, and the U.S. Government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms.
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
We intend to declare distributions quarterly and pay distributions on a monthly basis. We will pay these distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of distributions or year-to-year increases in distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time-to-time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our offerings of our common stock or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares. Distributions from the proceeds of our offerings of common stock or from borrowings also could reduce the amount of capital we ultimately invest in interests of portfolio companies. We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from our public offering to fund distributions (which may reduce the amount of capital we ultimately invest in assets). There can be no assurance that we will be able to sustain distributions at any particular level or at all. A return of capital is a return of your initial investment in the Company rather than earnings or gains derived from our investment activities. We have not paid a distribution that represented a return of capital since November 2, 2015.
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
Moreover, to the extent that we are required to recognize in our taxable income such interest income that has been accrued but not yet paid, our payment of incentive fees to the Adviser on such income may make it difficult to meet (or may further amplify existing difficulties in meeting) the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. Federal income tax. For additional discussion regarding the tax implications of a RIC, see “Risk Factors - Federal Income Tax Risks - We may be subject to corporate-level U.S. federal taxes if we fail to maintain our qualification as a RIC.”

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
Our Adviser can resign on 120 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Our Adviser has the right to resign under the Investment Advisory Agreement at any time upon not less than 120 days’ written notice, whether we have found a replacement or not. If our Adviser were to resign, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

Our Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Our Administrator has the right to resign under the Administration Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by our Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.
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
Although Congress passed the SBCAA on March 23, 2018, which amended the 1940 Act to permit BDCs to incur increased leverage if certain conditions are met, we do not presently intend to avail ourselves of the increased leverage limits permitted by the SBCAA. If we were to avail ourselves of the increased leverage permitted by the SBCAA, this would effectively allow us to double our leverage, which would increase leverage risk and expenses.
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
We invest in companies whose securities are typically not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. We expect that our investments will generally be subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses. With respect to our investments in investment funds that calculate a net asset value per share, there can be no assurance that we will be able to sell such investments at a price equal to its net asset value per share and we may ultimately sell such investments at discount to its net asset value per share.

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

Risk Relating to the Triangle Transaction
We may be unable to realize the benefits anticipated by the Triangle Transaction, including estimated cost savings and synergies, or it may take longer than anticipated to achieve such benefits.
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
Risks Relating to Debt Financing
We have sold unsecured notes and have entered into revolving credit facilities with Citi and Wells Fargo that contain various covenants which, if not complied with, could accelerate repayment under the Credit Facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations and our ability to pay distributions to our stockholders.
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
At December 31, 2018, we had approximately $896.7 million of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $2.8 billion in total assets, (ii) a weighted average cost of funds of 4.49%, (iii) $1,255.0 million in debt outstanding (i.e., assumes that the $310.0 million principal amount of 2020 Notes, 2022 Notes and 2023 Notes sold and the full $945.0 million available to us under the revolving credit facilities we have with Wells Fargo and Citi is outstanding) and (iv) $1.5 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	- %	5%	10%
Corresponding return to stockholders (1)	(22.46)%	(13.12)%	(3.77)%	5.57%	14.91%
___________________
(1) In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2018 total assets of at least 2.02%.
As of December 31, 2018, the Wells Fargo Facility provided for borrowings in an aggregate principal amount of up to $545.0 million on a committed basis, due May 9, 2023; the Citi Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, due May 28, 2020; the 2020 Unsecured Notes provided borrowings in an aggregate principal amount of $100.0 million, due September 1, 2020, the 2022 Unsecured Notes provided borrowings in an aggregate principal amount of $150.0 million, due December 30, 2022, and the 2023 Unsecured Notes provided borrowings in an aggregate principal amount of $60.0 million, due May 30, 2023. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for more information about these financing arrangements.
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
As discussed above, we intend to conduct tender offers pursuant to our share repurchase program on a semi-annual basis. We may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock we are able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period. Our four most recent tender offers were oversubscribed.
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
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we have elected to amortize market discounts and include such amounts, if any, in our annual taxable income, instead of upon disposition, as electing not to do so could potentially limit our ability to deduct interest expenses for tax purposes.
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

Your investment may be impacted by 2017 federal tax legislation.
Significant U.S. federal tax reform legislation was recently enacted that, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is recognized for financial reporting. The impact of this new legislation on the Company, our stockholders, and entities in which we may invest is uncertain. For example, it is unclear whether new limitations on the deductibility of business interest expense will affect the demand for credit among the entities to which we may lend money. Prospective investors are urged to consult their tax advisors regarding the effects of the new legislation on an investment in our shares of common stock.
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
The “Foreign Account Tax Compliance Act,” or FATCA, imposes a withholding tax of 30% on payments of U.S. source interest and distributions paid after December 31, 2018, to certain non-U.S. entities, including certain non U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its U.S. account holders and its U.S. owners. Most CLO vehicles in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO vehicle in which we invest fails to properly comply with these reporting requirements, it could reduce the amounts available to distribute to equity and junior debt holders in such CLO vehicle, which could materially and adversely affect our operating results and cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 9 West 57th Street, 49th Floor, Suite 4920, New York, NY 10019. We believe that our current office facilities are adequate for our business as we intend to conduct it.
ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2018, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the future. We closed the Offering to new investments on April 30, 2015. And no stock has been authorized for issuance under any equity compensation plans. We are prohibited under the 1940 Act from selling our shares of common stock at an offering price, after deducting selling commissions and dealer manager fees, that is below our net asset value per share unless we obtain stockholder approval. In connection with any issuance of shares of our common stock, our board of directors or a committee thereof will review the then current offering price per share against the current estimated net asset value per share to ensure that we were not selling shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, was below our net asset value per share.
Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2018:

Title of Class	Amount Authorized	Amount Issued
Common Stock, par value $0.001 per share	450,000,000	211,476,760
As of December 31, 2018, we had issued 211.5 million shares of common stock for gross proceeds of $2.2 billion, including the shares purchased by affiliates and shares issued under our DRIP. As of December 31, 2018, we had repurchased 21.2 million shares of common stock for payments of $185.9 million through our share purchase program. As of December 31, 2018, we had 35,961 record holders of our common stock.
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
We have not established limits on the amount of funds we may use from available sources to fund distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the years ended December 31, 2018, December 31, 2017 and December 31, 2016 no portion of our distributions were characterized as return of capital for tax purposes, respectively.

Sales of Unregistered Securities
In connection with the FT Transaction, on November 1, 2018, we issued approximately 6.1 and 4.9 million shares of our common stock to FRI and BSP, respectively, at a purchase price of $8.20 per share in a private placement in reliance on Section 4(a)(2) of the Securities Act. For additional information regarding the FT Transaction, please see the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments”.
Issuer Purchases of Equity Securities
The table below provides information concerning our repurchases of shares of our common stock during the year ended December 31, 2018, pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs. (in millions)
January 1, 2018 to March 31, 2018	2,547,524	$8.31	2,547,524	—
April 1, 2018 to June 30, 2018	—	$—	—	—
July 1, 2018 to September 30, 2018	2,348,835	$8.26	2,348,835	—
October 1, 2018 to December 31, 2018	—	$—	—	—
Total	4,896,359		4,896,359
See Note 10 to our consolidated financial statements contained in this Annual Report on Form 10-K for a more detailed discussion of the terms of our share repurchase program.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The consolidated statements of operations data, consolidated per share data and consolidated statements of assets and liabilities data for each of the five years in the period ended December 31, 2018 are derived from our audited consolidated financial statements which are filed with the SEC. This selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	As of and For the Year Ended December 31, 2018	As of and For the Year Ended December 31, 2017	As of and For the Year Ended December 31, 2016	As of and For the Year Ended December 31, 2015	As of and For the Year Ended December 31, 2014
	(Dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Total investment income	$237,012	$223,820	$229,658	$195,846	$138,281
Total expenses net of expense waivers (1)	131,997	116,161	108,521	81,690	51,994
Income tax expense, including excise tax	1,605	1,619	1,140	—	—
Net investment gain (loss) attributable to non-controlling interests	25	29	19	—	(68)
Net investment income	103,385	106,011	119,978	114,156	86,355
Net realized and unrealized loss on investments and total return swap, net of deferred taxes	(75,292)	(27,651)	(26,892)	(103,576)	(6,155)
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	(840)	29	1,316	(2,527)	(660)
Net change in unrealized appreciation from forward currency exchange contracts	993	—	—	—	—
Net increase in net assets resulting from operations	$28,246	$78,389	$94,402	$8,053	$79,540
Consolidated Per Share Data:
Net investment income	$0.57	$0.59	$0.67	$0.66	$0.71
Net realized and unrealized loss on investments and total return swap, net of deferred taxes	$(0.41)	$(0.15)	$(0.14)	$(0.60)	$(0.05)
Net increase in net assets resulting from operations	$0.16	$0.44	$0.52	$0.05	$0.65
Distributions declared	$0.65	$0.76	$0.87	$0.87	$0.87
Consolidated Statements of Assets and Liabilities Data:
Total assets	$2,463,324	$2,652,514	$2,616,306	$2,490,755	$2,187,942
Borrowings outstanding	$896,678	$1,041,149	$915,497	$842,238	$618,712
Total net assets	$1,492,719	$1,494,516	$1,529,734	$1,610,485	$1,535,423
Other data:
Total return (2)	1.96%	5.24%	6.02%	0.67%	7.63%
Number of portfolio company investments at year end	204	157	135	125	110
Value of investments at year end	$2,334,714	$2,503,523	$2,394,083	$2,311,281	$1,916,991
Weighted average yield on investments at year end (3)	9.2%	8.9%	9.7%	9.9%	10.8%

______________
(1) Expenses are net of expense waivers for the years ended December 31, 2015 and 2014, the amounts waived were $3,534 and $1,335, respectively. No expenses were waived for the years ended December 31, 2018, 2017 and 2016.
(2) Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the years ended December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015 and December 31, 2014, includes the effect of expense waivers and reimbursements which equaled 0.00%, 0.00%, 0.00%, 0.22% and 0.11%, respectively.
(3) Inclusive of TRS Loans, for the year ended December 31, 2014. The TRS was liquidated during the year ended December 31, 2014.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the selected consolidated financial data and our consolidated financial statements and the notes thereto, included elsewhere in this Annual Report on Form 10-K. We are externally managed by our adviser, BDCA Adviser, LLC (the “Adviser”).
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
Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report.
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

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues of less than $1 billion, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of December 31, 2018, 81.2% of our portfolio was invested in senior secured loans.
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
Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At December 31, 2018:
Investment Portfolio	$2,334.7
Net Assets attributable to Business Development Corporation of America	1,489.0
Debt (net of deferred financing costs)	884.5
Net Asset Value per share	7.82

Portfolio Activity for the Year Ended December 31, 2018:
Cost of investments purchased during period, including PIK	1,108.1
Sales, repayments and other exits during the period	1,211.1
Number of portfolio companies at end of period	204

Operating results for the Year Ended December 31, 2018:
Net investment income per share	0.57
Distributions declared per share	0.65
Net increase in net assets resulting from operations per share	0.16
Net investment income	103.4
Net realized and unrealized gain (loss) on investments, net of deferred taxes	(75.1)
Net increase in net assets resulting from operations	28.2
Portfolio and Investment Activity
During the year ended December 31, 2018, we made $1,102.5 million of investments in new and existing portfolio companies and had $1,211.1 million in aggregate amount of exits and repayments, resulting in net investments of $(108.6) million for the period. The portfolio composition by loan market consisted of 66.9% Middle Market (1), 17.0% Large Corporate (2), and 16.1% Other (3) investments. In addition, the total portfolio of debt investments at fair value consisted of 86.8% bearing variable interest rates and 13.2% bearing fixed interest rates.
______________
(1) Middle market represents companies with annual revenues of less than $1.0 billion.
(2) Large corporate represents companies with annual revenues exceeding $1.0 billion.
(3) Other represents collateralized securities and equity investments.

Our portfolio composition, based on fair value at December 31, 2018 was as follows:

	December 31, 2018
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1) (2)
Senior Secured First Lien Debt	70.0%	9.7%
Senior Secured Second Lien Debt	11.2	12.1
Subordinated Debt	4.8	10.3
Collateralized Securities (3)	5.4	10.3
Equity/Other	8.6	—
Total	100.0%	9.2%
______________
(1) Includes the effect of the amortization or accretion of loan premiums or discounts.
(2) The weighted average current yield including the effect of the amortization or accretion of loan premiums or discounts on income producing securities is 10.0%.
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
______________
(1) Middle market represents companies with annual revenues of less than $1.0 billion.
(2) Large corporate represents companies with annual revenues exceeding $1.0 billion.
(3) Other represents collateralized securities and equity investments.
Our portfolio composition, based on fair value at December 31, 2017 was as follows:

	December 31, 2017
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1) (2)
Senior Secured First Lien Debt	71.0%	8.7%
Senior Secured Second Lien Debt	9.5	10.4
Subordinated Debt	3.8	13.0
Collateralized Securities (3)	6.4	6.3
Equity/Other	9.3	—
Total	100.0%	8.1%
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
The weighted average risk ratings of our investments based on fair value was 2.23 and 2.32 as of December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018, we had eight portfolio companies, which represented fourteen portfolio investments, on non-accrual status with a total principal amount of $171.4 million, amortized cost of $117.4 million, and fair value of $43.8 million, which represented 5.7%, 4.7% and 1.9% of the investment portfolio's total principal, amortized cost and fair value, respectively. As of December 31, 2017, we had four portfolio companies, which represented eight portfolio investments, on non-accrual status with a total principal amount of $120.2 million, amortized cost of $97.6 million, and fair value of $21.0 million which represented 4.0%, 3.8% and 0.8% of the investment portfolio's total principal, amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding our non-accrual policy.
RESULTS OF OPERATIONS
Operating results for the years ended December 31, 2018, 2017 and 2016 was as follows (dollars in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2018	2017	2016
Total investment income	$237,012	$223,820	$229,658
Total expenses	131,997	116,161	108,521
Income tax expense, including excise tax	1,605	1,619	1,140
Net investment gain (loss) attributable to non-controlling interests	25	29	19
Net investment income	$103,385	$106,011	$119,978

 Investment Income
For the year ended December 31, 2018, total investment income was $237.0 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 9.2%. Included within total investment income was $4.8 million of fee income for the year ended December 31, 2018. Fee income consists primarily of prepayment and amendment fees. For the year ended December 31, 2017, total investment income was $223.8 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 8.9%. Included within total investment income was $6.7 million of fee income for the year ended December 31, 2017. Fee income consists primarily of prepayment and amendment fees. For the year ended December 31, 2016, total investment income was $229.7 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 9.7%. Included within total investment income was $3.9 million of fee income for the year ended December 31, 2016. Fee income consists primarily of prepayment and amendment fees. The increase in total investment income during the year ended December 31, 2018 as compared to the year ended December 31, 2017, was due to an increase in weighted average yield on investments. The decrease in total investment income during the year ended December 31, 2017 as compared to the year ended December 31, 2016, was due to a decrease in weighted average yield on investments.
Operating Expenses
The composition of our operating expenses for the years ended December 31, 2018, 2017 and 2016 was as follows (dollars in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2018	2017	2016
Management fees	$39,828	$39,068	$38,121
Incentive fee on income	21,681	19,707	17,906
Interest and debt fees	55,270	43,851	37,327
Professional fees	6,048	4,726	6,357
Other general and administrative	7,256	7,047	7,059
Administrative services	789	807	811
Insurance	108	11	184
Directors' fees	1,017	944	756
Total operating expenses	$131,997	$116,161	$108,521

For the year ended December 31, 2018, we incurred $39.8 million of management fees. For the year ended December 31, 2018, we incurred $21.7 million of incentive fees on income. For the year ended December 31, 2017, we incurred $39.1 million of management fees. For the year ended December 31, 2017, we incurred $19.7 million of incentive fees on income. For the year ended December 31, 2016, we incurred $38.1 million of management fees. For the year ended December 31, 2016, we incurred $17.9 million of incentive fees on income.
For the years ended December 31, 2018, 2017 and 2016, we incurred interest and debt fees of $55.3 million, $43.9 million and $37.3 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, trustee fees, amortization of deferred financing costs and amortization of discount if applicable related to the Wells Fargo Credit Facility, Citi Credit Facility, UBS Credit Facility, 2023 Notes, 2022 Notes, 2020 Notes and the JPMC PB Account, each as defined herein in the section entitled "Borrowings". The increase in debt fees for the year ended December 31, 2018 as compared to the same period in 2017 and 2016 is a result of the issuance of the 2023 Notes, an increase in average debt outstanding under the Company's credit facilities and an increase in LIBOR rates.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments, foreign currency transactions and forward currency exchange contracts
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and foreign currency transactions, net of deferred taxes for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 were as follows (dollars in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2018	2017	2016
Net realized gain (loss)
Control investments	$460	$(1,702)	$—
Affiliate investments	(39,852)	(20,019)	(11,988)
Non-affiliate investments	15,458	(31,414)	(11,321)
Net realized loss on foreign currency transactions	(376)	—	—
Total net realized loss	(24,310)	(53,135)	(23,309)
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	8,428	(1,899)	(40,638)
Affiliate investments	5,538	75	48,182
Non-affiliate investments	(64,948)	27,308	(11,127)
Total net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	(50,982)	25,484	(3,583)
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	(840)	29	1,316
Net change in unrealized appreciation from forward currency exchange contracts	993	—	—
Net realized and unrealized loss	$(75,139)	$(27,622)	$(25,576)
Net realized and unrealized loss on investments and foreign currency transactions, net of deferred taxes, resulted in a net loss of $(75.1) million for the year ended December 31, 2018 compared to a net loss of $(27.6) million and $(25.6) million, respectively, for the same periods in 2017 and 2016. We look at net realized gains (losses) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.
The net realized and unrealized loss for the year ended December 31, 2018 were the result of approximately $30 million of realized loss on CLOs as a result of the Company's assessment for other than temporary impairment ("OTTI") in accordance with ASC 325-40. As this OTTI was previously reserved for as part of unrealized depreciation on CLOs, the movement between unrealized and realized gain (loss) during the period relates to the approximately $30.0 million realization and the offsetting reversal of approximately $30.0 million of previously reported unrealized depreciation of approximately $30.0 million. The remaining realized and unrealized losses were the result of realized losses on equity positions and additional unrealized losses on CLOs.
The net realized and unrealized loss for the year ended December 31, 2017 was primarily driven by realized losses on Senior Secured Investment restructurings and sales of Collateralized Securities and unrealized losses in Senior Secured Investments.

Changes in Net Assets from Operations
For the year ended December 31, 2018, we recorded a net increase in net assets resulting from operations of $28.2 million versus a net increase in net assets resulting from operations of $78.4 million for the year ended December 31, 2017. The decrease is primarily attributable to greater unrealized losses on our investments. Based on the weighted average shares of common stock outstanding for the periods ended December 31, 2018 and 2017, respectively, our per share net increase in net assets resulting from operations was $0.16 for the year ended December 31, 2018, versus a net increase in net assets resulting from operations of $0.44 for the year ended December 31, 2017.
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
Cash Flows
For the year ended December 31, 2018, net cash provided by operating activities was $176.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments. The increase in cash flows provided by operating activities for the year ended December 31, 2018 was primarily result of sales and repayments of investments of $1,211.1 million, offset by purchases of investments of $1,102.5 million.
Net cash used in financing activities of $178.9 million during the year ended December 31, 2018 primarily related to net repurchases of common stock of $42.3 million, payments of stockholder distributions of $78.0 million, and net payments on the Wells Fargo Credit Facility, Citi Credit Facility, UBS Credit Facility and the JPMC PB Account of $145.0 million, which were partially offset by proceds from issuance of common stock of $90.0 million.
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
Recent Developments
Distribution Reinvestment Plan (“DRIP”) Sales
From January 1, 2019 through the filing of this Form 10-K, we issued 1.1 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $8.9 million.
Share Repurchase Program
On December 14, 2018, we offered to purchase no less than 2,100,000 and up to approximately 2,700,000 shares of our common stock pursuant to our SRP at a price equal to $8.20 per share. The offer expired on January 18, 2019 (the “Expiration Date”). On the Expiration Date, we purchased 2,241,000 shares of our common stock for aggregate consideration of $18.4 million pursuant to the limitations of the SRP as detailed in Note 10.
Franklin Templeton Transaction
On February 1, 2019, Franklin Templeton completed its acquisition of BSP, including BSP’s 100% ownership interest in our Adviser (the “FT Transaction”). All investment professionals currently managing us and our investments, and all members of the BSP’s Investment Committee are expected to maintain their current responsibilities after the FT Transaction.
Siena Capital Finance
On February 15, 2019, we acquired a controlling interest in Siena Capital Finance LLC (“Siena”), an independent commercial finance company offering asset based loans typically between $3.0 and $30.0 million to small and middle market businesses across the United States. Siena will operate independently as one of our portfolio companies.
Amendment to Wells Fargo Credit Facility
On March 15, 2019, we, through a wholly-owned, consolidated special purpose financing subsidiary, BDCA Funding I, LLC (“Funding I”), entered into an amendment (the “Wells Fargo Amendment”) to the Wells Fargo Credit Facility (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Borrowings”).

The Wells Fargo Credit Facility is priced at the one-month maturity LIBOR, plus a spread ranging between 1.65% and 2.50% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I is subject to a non-usage fee to the extent the aggregate principal amount available under the Wells Fargo Credit Facility has not been borrowed. The non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeds 25%; provided, that the non-usage fee has been temporarily reduced to 0.50% on any unused balance for the first three months following the date of the Wells Fargo Amendment.
The Wells Fargo Amendment, among other things, (i) increases the size of the Wells Fargo Credit Facility from $545.0 million to $600.0 million, (ii) adds a LIBOR floor of 0% and (iii) temporarily reduces the non-usage fee as described above.
Liquidity and Capital Resources
We generate cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of December 31, 2018, we had issued 211.5 million shares of our common stock for gross proceeds of $2.2 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP.
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
The table below shows the components of the distributions we have declared and/or paid during the years ended December 31, 2018, 2017 and 2016 (dollars in thousands).

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2018	2017	2016
Distributions declared	$117,578	$135,850	$156,434
Distributions paid	$116,995	$139,443	$156,132
Portion of distributions paid in cash	$78,012	$86,988	$97,708
Portion of distributions paid in DRIP shares	$38,983	$52,455	$58,424
As of December 31, 2018, we had $10.5 million of distributions accrued and unpaid. As of December 31, 2017, we had $9.9 million of distributions accrued and unpaid.
We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the years ended December 31, 2018, 2017 and 2016, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2018 will be reported to stockholders shortly after the end of the calendar year 2018 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
The following table sets forth the distributions made during the years ended December 31, 2018, 2017, and 2016 (dollars in thousands):

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2018	2017	2016
Monthly distributions	$117,578	$135,850	$156,434
Total distributions	$117,578	$135,850	$156,434
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

Related Party Transactions and Agreements
Triangle Transaction
On April 3, 2018, BSP, through the Acquisition Entity, entered into an APA with Triangle under which certain funds advised by BSP agreed to acquire the Triangle Portfolio for $981.2 million in cash, as adjusted in accordance with the terms of the APA in the Triangle Transaction. Our Adviser is an affiliate of BSP, and we participated in the Triangle Transaction by purchasing a portion of the Triangle Portfolio, facilitated through the Acquisition Entity.
On July 31, 2018, BSP completed the Triangle Transaction. The gross cash proceeds paid to Triangle were approximately $793.3 million, after adjustments to take into account portfolio activity and other matters occurring since December 31, 2017. In accordance with BSP’s allocation policy, we acquired approximately 24% of the assets in the Triangle Portfolio for an aggregate purchase price of $188.1 million. The final allocation of the investments in the Triangle Portfolio by BSP was based on a number of factors, including, among others, our available capital at the time of allocation, changes in the composition of the Triangle Portfolio between the signing of the APA and the closing of the Triangle Transaction, the suitability of the investments in Triangle’s Portfolio for us as compared to the other funds managed by BSP, regulatory guidance regarding the allocation of certain Triangle Portfolio assets between funds managed by BSP and changes in the relative size of the funds managed by BSP.
Private Placement in connection with FT Transaction
In connection with the FT Transaction, on November 1, 2018, we issued approximately 6.1 and 4.9 million shares of our common stock to FRI and BSP, respectively, at a purchase price of $8.20 per share in a private placement in reliance on Section 4(a)(2) of the Securities Act. As a result of this issuance, the Company received aggregate cash proceeds of $90.0 million.
For additional information regarding the FT Transaction, please see the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments”.
Investment Advisory Agreement
We entered into an Investment Advisory Agreement as of February 1, 2019 under which the Adviser, subject to the overall supervision of our board of directors manages the day-to-day operations of, and provides investment advisory services to us. The Adviser and its affiliates also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. The Adviser and its affiliates serve as investment adviser or sub-adviser to private funds and registered open-end funds, and serves as an investment adviser to a public real estate investment trust. The Adviser’s policies are designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities. In addition, any affiliated fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Adviser or its affiliates.
Prior to February 1, 2019, our Adviser provided investment advisory and management services under the Prior Investment Advisory Agreement, effective November 1, 2016, and most recently re-approved by the Board in August 2018. The terms of the Prior Investment Advisory Agreement were materially identical to the Investment Advisory Agreement. The Prior Investment Advisory Agreement automatically terminated upon the indirect change of control of the Adviser on the consummation of the FT Transaction. For additional information regarding the FT Transaction, please see the section above entitled “Recent Developments”.
Administration Agreement
On November 1, 2016, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. We paid BSP $2.5 million and $2.6 million in fees under the Administration Agreement for the years ended December 31, 2018 and December 31, 2017, respectively.
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

Borrowings
We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. We are continually exploring additional forms of alternative debt financing which could include new or expanded credit facilities or the issuance of debt securities. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with Wells Fargo and Citi, and have sold $310.0 million in aggregate principal of unsecured notes.
Wells Fargo Credit Facility
On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank as collateral agent, account bank and collateral custodian (as amended from time to time, the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility, which was subsequently amended on January 14, 2013, April 26, 2013, September 9, 2013, June 30, 2014, May 29, 2015, November 4, 2015, January 8, 2016, October 31, 2016, May 18, 2017, April 3, 2018, May 9, 2018, November 8, 2018, and December 21, 2018, provides for borrowings in an aggregate principal amount of up to $545.0 million on a committed basis (which was increased to $545.0 million effective December 21, 2018), subject to compliance with a borrowing base. The Wells Fargo Credit Facility has a maturity date of May 9, 2023.
The Wells Fargo Credit Facility is priced at the one-month maturity LIBOR, with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I is subject to a non-usage fee to the extent the aggregate principal amount available under the Wells Fargo Credit Facility has not been borrowed. The non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeds 25%.
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
On November 8, 2018, the Company entered into an amendment to the Wells Fargo Credit Facility to permit the inclusion of Second Lien Loans as part of the borrowing base, which are not to exceed 10% of the outstanding balance of all Loan Assets (as defined in the Amendment).
On December 21, 2018, the Company entered into an amendment to the Wells Fargo Credit Facility to increase the size of the Wells Fargo Credit Facility from $520.0 to $545.0 million (as defined in the Amendment).
Citi Credit Facility
On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into a credit facility as amended from time to time, (the “Citi Credit Facility”) with Citibank, N.A. as administrative agent and U.S. Bank as collateral agent, account bank and collateral custodian. The Citi Credit Facility, which was subsequently amended on October 14, 2015, provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility. The Citi Credit Facility was amended on November 28, 2017 to extend the investment period to May 31, 2019. The Citi Credit Facility has a maturity date of May 28, 2020.
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
Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations at December 31, 2018 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$294,651	$—	$—	$294,651	$—
Citi Credit Facility (2)	293,500	—	293,500	—	—
2023 Notes (3)	59,713	—	—	59,713	—
2022 Notes (4)	149,340	—	—	149,340	—
2020 Notes (5)	99,474	—	99,474	—	—
Total contractual obligations	$896,678	$—	$392,974	$503,704	$—
______________

(1)	As of December 31, 2018, we had $250.3 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.

(2)	As of December 31, 2018, we had $106.5 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.

(3)	As of December 31, 2018, we had no unused borrowing capacity under the 2023 Notes.

(4)	As of December 31, 2018, we had no unused borrowing capacity under the 2022 Notes.

(5)	As of December 31, 2018, we had no unused borrowing capacity under the 2020 Notes.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of December 31, 2018, we had unfunded commitments on delayed draw term loans of $15.2 million, unfunded commitments on revolver term loans of $21.1 million and unfunded equity capital commitments of $0.5 million. As of December 31, 2017, we had unfunded commitments on delayed draw term loans of $38.7 million, unfunded commitments on revolver term loans of $19.8 million and unfunded equity capital commitments of $6.0 million. The unfunded commitments are disclosed in our consolidated schedule of investments. We believe we maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.
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
For investments in Collateralized Securities, both the assets and liabilities of each Collateralized Securities' capital structure are modeled. The model uses a waterfall engine to store the collateral data, generate collateral cash flows from the assets and distribute the cash flows to the liability structure based on the priority of payments. The waterfall cash flows are discounted using rates that incorporate risk factors such as default risk, interest rate risk, downgrade risk, and credit spread risk, among others. In addition, broker quotations and/or comparable trade activity is considered as an input to determining fair value when available.
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
As of December 31, 2018, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 1.96% and fixed rate debt, bearing a weighted average interest rate of 5.27% with a total carrying value (net of deferred financing costs) of $884.5 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 100 or 200 basis points or decrease by 100 basis points assuming that our current statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 100 Basis Points	(8.22)%
Base Interest Rate	—%
(+) 100 Basis Points	8.22%
(+) 200 Basis Points	16.44%
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making that assessment, management used the criteria based on the framework set forth in Internal Control-Integrated Framework 2014 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on its assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this annual report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).
a. Consolidated Financial Statements
See the Index to the Consolidated Financial Statements at page F-1 of this report.
b. Exhibits

Exhibit No.	Description

3.1
Third Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 10, 2017 and herein incorporated by reference).

3.2	Bylaws (previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 10, 2017 and herein incorporated by reference).

4.1
Indenture, dated as of December 19, 2017 by and between the Company and U.S. Bank National Association, trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 19, 2017 and herein incorporated by reference).

4.2
Supplemental Indenture, dated as of December 19, 2017, relating to the 4.75% Notes due 2022, by and between the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 19, 2017 and herein incorporated by reference).

4.3
Form of 4.75% Note due 2022 sold in reliance on Rule 144A of the Securities Act. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 19, 2017 and herein incorporated by reference).

4.4
Form of 4.75% Note due 2022 sold in reliance on Rule 501(a)(1), (2), (3) or (7) under the Securities Act. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 19, 2017 and herein incorporated by reference).

4.5
Purchase Agreement, dated as of December 14, 2017, relating to the 4.75% Notes due 2022, by and between the Company, BDCA Adviser, LLC and Sandler O’Neill & Partners, L.P. filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on December 19, 2017 and herein incorporated by reference).

4.6
Second Supplemental Indenture, dated as of May 16, 2018, relating to the 5.375% Notes due 2023, by and between the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 16, 2018 and herein incorporated by reference).

4.7
Form of 5.375% Note due 2023 sold in reliance on Rule 144A of the Securities Act. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 16, 2018 and herein incorporated by reference).

4.8
Form of 5.375% Note due 2023 sold in reliance on Rule 501(a)(1), (2), (3) or (7) under the Securities Act. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 16, 2018 and herein incorporated by reference).

4.9
Purchase Agreement, dated as of May 11, 2018 relating to the 5.375% Notes due 2023, by and between the Company, BDCA Adviser, LLC and Sandler O’Neill & Partners, L.P (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on May 16, 2018 and herein incorporated by reference).

10.1
Investment Advisory and Management Services Agreement dated as of February 1, 2019 by and between the Company and the Adviser (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2019 and herein incorporated by reference).

10.2
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

Exhibit No.	Description
10.5
Amended and Restated Fund Accounting Servicing Agreement by and between the Company and U.S. Bancorp Fund Services, LLC (previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 17, 2015 and herein incorporated by reference).

10.6
Distribution Reinvestment Plan (previously filed as Exhibit E to the Company's Pre-Effective Amendment No. 1 to its Registration Statement on Form N-21A (file no. 333-166636) (The "Prior Registration Statement) filed on November 24, 2010 and herein incorporated by reference).

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

Exhibit No.	Description
10.36
Fifth Amendment to Credit and Security Agreement, dated as of November 28, 2017, among BDCA-CB Funding, LLC, as borrower, the Lenders party thereto, Citibank, N.A., as administrative agent, and Business Development Corporation of America, as collateral manager (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 30, 2017 and herein incorporated by reference).

10.37
Asset Purchase Agreement, dated April 3, 2018, by and between Triangle Capital Corporation and BSP Asset Acquisition I, LLC (filed as Exhibit (k)(33) to the Company’s Post-Effective Amendment No. 3 to its Registration Statement on Form N-2 (File No. 333-210619)).

10.38
Amendment No. 10 to Loan and Servicing Agreement, dated as of April 3, 2018 (as amended), by and among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, and U.S. Bank National Association (filed as Exhibit (k)(34) to the Company’s Post-Effective Amendment No. 3 to its Registration Statement on Form N-2 (File No. 333-210619)).

10.39
Amendment No. 11 to Loan and Servicing Agreement, dated as of May 9, 2018, by and among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, and U.S. Bank National Association (filed as Exhibit 10.3 to the Company’s Form 10-Q as filed on May 10, 2018).

10.40
Amendment No. 12 to Loan and Servicing Agreement, dated as of November 8, 2018, by and among BDCA Funding I, LLC, the Company, Wells Fargo Bank, National Association, each of the Lenders and Lender Agents party thereto and U.S. Bank National Association (filed as Exhibit 10.1 to the Company’s Current Report on form 8-K on November 13, 2018 and herein incorporated by reference).

10.41
Amendment No. 13 to Loan and Servicing Agreement, dated as of December 21, 2018, by and among BDCA Funding I, LLC, the Company, Wells Fargo Bank, National Association, each of the Lenders and Lender Agents party thereto and U.S. Bank National Association (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2018 and herein incorporated by reference).

10.42
Amendment No. 14 to Loan and Servicing Agreement, dated as of March 15, 2019, by and among BDCA Funding I, LLC, the Company, Wells Fargo Bank, National Association, each of the Lenders and Lender Agents party thereto and U.S. Bank National Association (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2019 and herein incorporated by reference).

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

99.1	Kahala Ireland Opco Designated Activity Company Consolidated Financial Statements for the years ended December 31, 2018 and December 31, 2017.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March 2019.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
By: /s/ Richard J. Byrne Name: Richard J. Byrne Title: Chief Executive Officer, President and Chairman of the Board of Directors
* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	March 28, 2019
/s/ Corinne D. Pankovcin Corinne D. Pankovcin	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 28, 2019
/s/ Lee S. Hillman Lee S. Hillman	Independent Director	March 28, 2019
/s/ Ronald J. Kramer Ronald J. Kramer	Independent Director	March 28, 2019
/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	March 28, 2019
/s/ Edward G. Rendell Edward G. Rendell	Independent Director	March 28, 2019
/s/ Dennis M. Schaney Dennis M. Schaney	Independent Director	March 28, 2019

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management's assessment included an evaluation of the design of our internal control over financial reporting. Based on this evaluation, we have concluded that, as of December 31, 2018, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Business Development Corporation of America

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Business Development Corporation of America (the Company), including the consolidated schedules of investments, as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations, changes in their net assets, and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2018 and 2017, by correspondence with the custodian, brokers or the underlying investee or by other appropriate auditing procedures where replies from brokers were not received.

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, NY
March 28, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Business Development Corporation of America:

We have audited the accompanying consolidated statements of operations, changes in net assets, and cash flows of Business Development Corporation of America and subsidiaries (the Company) for the year ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Business Development Corporation of America and subsidiaries for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
March 16, 2017

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	December 31,
	2018	2017
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $323,392 and $374,888, respectively)	$307,680	$350,279
Affiliate Investments, at fair value (amortized cost of $231,107 and $296,884, respectively)	176,560	236,801
Non-affiliate Investments, at fair value (amortized cost of $1,925,833 and $1,926,856, respectively)	1,850,474	1,916,443
Investments, at fair value (amortized cost of $2,480,332 and $2,598,628, respectively)	2,334,714	2,503,523
Cash and cash equivalents	96,692	99,822
Interest and dividends receivable	22,203	21,542
Receivable for unsettled trades	6,208	21,409
Prepaid expenses and other assets	2,514	6,218
Unrealized appreciation on forward currency exchange contracts	993	—
Total assets	$2,463,324	$2,652,514

LIABILITIES
Debt (net of deferred financing costs of $12,156 and $10,926, respectively)	$884,522	$1,030,223
Stockholder distributions payable	10,506	9,923
Management fees payable	9,711	9,932
Incentive fee on income payable	5,690	4,558
Accounts payable and accrued expenses	15,153	11,137
Payable for unsettled trades	32,921	80,547
Interest and debt fees payable	12,008	11,611
Payable for common stock repurchases	5	—
Directors' fees payable	89	67
Total liabilities	970,605	1,157,998
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 450,000,000 shares authorized; 211,476,760 issued, and 190,324,059 outstanding at December 31, 2018, and 195,781,146 issued, and 179,733,998 outstanding at December 31, 2017	190	180
Additional paid in capital	1,811,970	1,752,793
Total distributable loss	(323,127)	(261,278)
Total net assets attributable to Business Development Corporation of America	1,489,033	1,491,695
Net assets attributable to non-controlling interest	3,686	2,821
Total net assets	1,492,719	1,494,516

Total liabilities and net assets	$2,463,324	$2,652,514

Net asset value per share attributable to Business Development Corporation of America	$7.82	$8.30

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2018	2017	2016
Investment income:
From control investments
Interest income	$22,349	$24,648	$27,140
Dividend income	10,263	11,938	2,010
Fee and other income	20	—	32
Total investment income from control investments	32,632	36,586	29,182
From affiliate investments
Interest income	18,714	18,015	33,217
Dividend income	3,566	2,932	11,486
Fee and other income	10	116	1
Total investment income from affiliate investments	22,290	21,063	44,704
From non-affiliate investments
Interest income	175,196	158,626	149,822
Dividend income	1,161	639	1,777
Fee and other income	4,772	6,544	3,916
Total investment income from non-affiliate investments	181,129	165,809	155,515
Interest from cash and cash equivalents	961	362	257
Total investment income	237,012	223,820	229,658
Operating expenses:
Management fees	39,828	39,068	38,121
Incentive fee on income	21,681	19,707	17,906
Interest and debt fees	55,270	43,851	37,327
Professional fees	6,048	4,726	6,357
Other general and administrative	7,256	7,047	7,059
Administrative services	789	807	811
Insurance	108	11	184
Directors' fees	1,017	944	756
Total expenses	131,997	116,161	108,521

Income tax expense, including excise tax	1,605	1,619	1,140

Net investment gain (loss) attributable to non-controlling interests	25	29	19

Net investment income	103,385	106,011	119,978

Realized and unrealized gain (loss):
Net realized gain (loss)
Control investments	460	(1,702)	—
Affiliate investments	(39,852)	(20,019)	(11,988)
Non-affiliate investments	15,458	(31,414)	(11,321)
Net realized loss on foreign currency transactions	(376)	—	—
Total net realized loss	(24,310)	(53,135)	(23,309)
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2018	2017	2016
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	8,428	(1,899)	(40,638)
Affiliate investments	5,538	75	48,182
Non-affiliate investments	(64,948)	27,308	(11,127)
Total net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	(50,982)	25,484	(3,583)
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	(840)	29	1,316
Net change in unrealized appreciation from forward currency exchange contracts	993	—	—
Net realized and unrealized loss	(75,139)	(27,622)	(25,576)
Net increase in net assets resulting from operations	$28,246	$78,389	$94,402

Per share information - basic and diluted
Net investment income	$0.57	$0.59	$0.67
Net increase in net assets resulting from operations	$0.16	$0.44	$0.52
Weighted average shares outstanding	180,861,382	179,179,656	180,215,713

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2018	2017	2016
Operations:
Net investment income	$103,385	$106,011	$119,978
Net realized loss from investments	(23,934)	(53,135)	(23,309)
Net realized loss on foreign currency transactions	(376)	—	—
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	(50,982)	25,484	(3,583)
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	(840)	29	1,316
Net change in unrealized appreciation from forward currency exchange contracts	993	—	—
Net increase in net assets resulting from operations	28,246	78,389	94,402
Stockholder distributions:
Distributions	(117,578)	(135,850)	(156,434)
Net decrease in net assets from stockholder distributions	(117,578)	(135,850)	(156,434)
Capital share transactions:
Issuance of common stock, net of issuance costs	90,000	—	10,000
Reinvestment of stockholder distributions	38,983	52,455	58,424
Repurchases of common stock	(42,313)	(30,212)	(85,844)
Net increase (decrease) in net assets from capital share transactions	86,670	22,243	(17,420)
Total decrease in net assets, before non-controlling interest	(2,662)	(35,218)	(79,452)
Increase (decrease) in non-controlling interest	865	—	(1,299)
Total decrease in net assets	(1,797)	(35,218)	(80,751)
Net assets at beginning of year	1,494,516	1,529,734	1,610,485
Net assets at end of year	$1,492,719	$1,494,516	$1,529,734

Net asset value per common share attributable to Business Development Corporation of America	$7.82	$8.30	$8.62
Common shares outstanding at end of year	190,324,059	179,733,998	177,120,791

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2018	2017	2016
Operating activities:
Net increase in net assets resulting from operations	$28,246	$78,389	$94,402
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(5,516)	(6,963)	(12,412)
Net accretion of discount on investments	(8,685)	(8,237)	(6,898)
Amortization of deferred financing costs	3,265	2,525	2,806
Amortization of discount on unsecured notes	522	321	316
Sales and repayments of investments	1,211,102	980,929	587,893
Purchases of investments	(1,102,539)	(1,101,954)	(678,527)
Net realized loss from investments	23,934	53,135	23,309
Net realized loss on foreign currency transactions	376	—	—
Net unrealized (appreciation) depreciation on investments, gross of deferred taxes	50,513	(26,350)	3,833
Net unrealized appreciation from forward currency exchange contracts	(993)	—	—
(Increase) decrease in operating assets:
Interest and dividends receivable	(661)	7,066	(5,836)
Receivable for unsettled trades	15,201	(17,116)	(2,889)
Prepaid expenses and other assets	3,704	(6,166)	4,834
Increase (decrease) in operating liabilities:
Management fees payable	(221)	361	39
Incentive fee on income payable	1,132	1,421	3,137
Accounts payable and accrued expenses	4,016	2,683	(32)
Payable for unsettled trades	(47,626)	6,527	67,337
Interest and debt fees payable	397	2,005	3,099
Directors' fees payable	22	(66)	113
Net cash provided by (used in) operating activities	176,189	(31,490)	84,524

Financing activities:
Proceeds from issuance of shares of common stock, net	90,000	—	10,000
Repurchases of common stock	(42,308)	(87,863)	(29,117)
Proceeds from debt	634,298	347,331	195,513
Payments on debt	(779,291)	(222,000)	(122,571)
Payments of financing costs	(4,495)	(8,438)	(288)
Payments to affiliate	—	—	(197)
Stockholder distributions	(78,012)	(86,988)	(97,708)
Increase (decrease) in non-controlling interest	865	—	(1,298)
Net cash used in financing activities	(178,943)	(57,958)	(45,666)

Net increase (decrease) in cash and cash equivalents	(2,754)	(89,448)	38,858
Effect of foreign currency exchange rates	(376)	—	—
Cash and cash equivalents, beginning of year	99,822	189,270	150,412
Cash and cash equivalents, end of year	$96,692	$99,822	$189,270

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2018	2017	2016

Supplemental information:
Interest paid during the period	$50,983	$38,764	$30,977
Taxes, including excise tax, paid during the year	$956	$1,063	$1,300
Distributions reinvested	$38,983	$52,455	$58,424

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 109.4% (b)
Abaco Systems Holding Corp. (c) (i)	Business Services	L+6.00% (8.41%), 12/7/2021	$23,456	$23,177	$22,980	1.5%
ABC Financial Intermediate, LLC (c) (j)	Media	L+4.25% (6.64%), 1/2/2025	7,681	7,648	7,681	0.5%
AccentCare, Inc. (c) (f)	Health Care	L+4.50% (7.04%), 4/2/2019	3,353	3,349	3,323	0.2%
AccentCare, Inc. (c) (i)	Health Care	L+4.50% (7.30%), 4/3/2024	28,646	28,390	28,388	1.9%
AHP Health Partners, Inc.	Health Care	9.75%, 7/15/2026	6,589	6,503	6,725	0.5%
Aleris International, Inc. (j)	Metals & Mining	L+4.75% (7.25%), 2/27/2023	18,294	18,151	18,100	1.2%
Altice France SA (a)	Cable	8.13%, 2/1/2027	15,000	14,816	14,172	0.9%
Alvogen Pharma US, Inc. (j)	Health Care	L+4.75% (7.27%), 4/1/2022	13,511	13,433	13,207	0.9%
Am General Llc (c) (i)	Industrials	L+7.25% (9.77%), 12/28/2021	1,781	1,780	1,781	0.1%
American Greetings Corporation (j)	Consumer Products	L+4.50% (7.00%), 4/5/2024	1,755	1,724	1,722	0.1%
AMI Entertainment Network, LLC (c) (f) (i)	Hotels, Restaurants & Leisure	L+6.00% (8.80%), 7/21/2022	13,397	13,207	13,157	0.9%
AP Gaming I, LLC (a) (j)	Gaming/Lodging	L+3.50% (6.02%), 2/15/2024	18,726	18,698	18,305	1.2%
AP NMT Acquisition B.V. (a) (j)	Media	L+5.75% (8.15%), 8/13/2021	6,568	6,583	6,283	0.4%
AqGen Ascensus Inc. (j)	Technology	L+3.50% (6.12%), 12/3/2022	8,472	8,465	8,239	0.6%
Ardent Legacy Acquisitions, Inc. (i)	Health Care	L+4.50% (7.02%), 6/16/2025	18,888	18,711	18,558	1.2%
Avantor Performance Materials, Inc.	Health Care	9.00%, 10/1/2025	13,000	13,326	13,000	0.9%
Avatar Purchaser, Inc. (c) (j)	Business Services	L+7.50% (10.16%), 11/17/2025	11,716	11,414	11,229	0.8%
Avaya Holdings Corp. (a) (j)	Communications Equipment	L+4.25% (6.69%), 12/15/2024	26,382	26,164	25,425	1.7%
Aveanna Healthcare LLC (c)	Health Care	L+5.50% (8.02%), 3/18/2024	4,694	4,428	4,569	0.3%
Aveanna Healthcare LLC (c) (j)	Health Care	L+4.25% (6.77%), 3/18/2024	792	742	743	—%
BCP Raptor, LLC (j)	Energy Equipment & Services	L+4.25% (6.87%), 6/24/2024	19,229	19,068	17,907	1.2%
BCP Renaissance, LLC (j)	Energy Equipment & Services	L+3.50% (6.03%), 10/31/2024	3,455	3,440	3,355	0.2%
BDS Solutions Group, LLC (c)	Business Services	L+8.75% (11.56%), 6/1/2021	7,033	6,953	6,646	0.4%
BDS Solutions Group, LLC (c) (i)	Business Services	L+8.75% (11.56%), 6/1/2021	26,098	25,813	24,662	1.7%
Beaver-Visitec International Holdings, Inc. (j)	Health Care	L+4.00% (6.62%), 8/21/2023	6,514	6,514	6,449	0.4%
Black Mountain Sand, LLC (c)	Energy Equipment & Services	L+9.00% (11.40%), 11/30/2021	13,050	12,907	12,742	0.9%
Black Mountain Sand, LLC (c)	Energy Equipment & Services	L+9.00% (11.40%), 11/30/2021	13,050	12,892	12,742	0.9%
BMC Software Finance, Inc.	Technology	9.75%, 9/1/2026	5,000	4,691	4,575	0.3%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
BMC Software Finance, Inc. (j)	Software	L+4.25% (7.05%), 6/28/2025	$23,309	$23,083	$22,428	1.5%
Bomgar Corp. (j)	Software	L+4.00% (6.55%), 4/17/2025	1,982	1,974	1,907	0.1%
California Resources Corp. (a) (j)	Metals & Mining	L+4.75% (7.26%), 12/31/2022	12,259	12,060	11,850	0.8%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (f) (l) (o) (t)	Food Products	L+12.50% (15.03%), 9/25/2020	24,706	16,406	3,459	0.2%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (l) (o) (t)	Food Products	L+12.50% (15.03%), 9/25/2020	54,940	33,647	7,692	0.5%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (l) (o) (t)	Food Products	L+12.50% (15.03%), 9/25/2020	3,285	2,829	3,219	0.2%
CareCentrix, Inc. (j)	Health Care	L+4.50% (7.30%), 4/2/2025	9,604	9,561	9,412	0.6%
CCW, LLC (c) (f)	Hotels, Restaurants & Leisure	L+7.00% (9.56%), 3/18/2021	1,300	1,300	1,235	0.1%
CCW, LLC (c) (i)	Hotels, Restaurants & Leisure	L+7.00% (9.56%), 3/21/2021	27,300	27,088	25,935	1.7%
CDHA Holdings, LLC (c) (f)	Health Care	L+6.00% (8.80%), 8/24/2023	430	430	424	—%
CDHA Holdings, LLC (c) (i)	Health Care	L+6.00% (8.80%), 8/24/2023	15,759	15,539	15,546	1.0%
Chloe Ox Parent, LLC (c) (i)	Health Care Providers & Services	L+4.50% (7.30%), 12/23/2024	10,687	10,595	10,701	0.7%
Clarion Events, Ltd (a) (c) (j)	Business Services	L+5.00% (7.71%), 3/22/2025	10,497	10,301	10,268	0.7%
Clover Technologies Group, LLC (j)	Commercial Services & Supplies	L+4.50% (7.02%), 5/8/2020	13,178	13,149	12,437	0.8%
Cold Spring Brewing Company (c) (f) (i)	Food & Beverage	L+5.25% (7.71%), 5/15/2024	3,352	3,292	3,286	0.2%
Community Care Health Network, LLC (j)	Health Care	L+4.75% (7.27%), 2/16/2025	2,672	2,666	2,592	0.2%
CONSOL Energy Inc. (c) (j)	Metals & Mining	L+6.00% (8.53%), 11/28/2022	3,208	3,157	3,220	0.2%
Contura Energy Inc. (a) (c) (j)	Energy Equipment & Services	L+5.00% (7.52%), 3/18/2024	6,448	6,195	6,432	0.4%
Corfin Industries LLC (c) (f)	Industrials	L+6.50% (8.95%), 2/15/2024	574	574	563	—%
Corfin Industries LLC (c) (i)	Industrials	L+6.50% (9.00%), 2/15/2024	8,572	8,426	8,420	0.6%
Deva Holdings, Inc. (c) (f) (i)	Consumer Products	L+6.25% (8.77%), 10/31/2023	7,191	7,256	7,263	0.5%
DLC Acquisition, LLC (c) (f)	Financials	L+8.00% (10.80%), 12/30/2020	4,340	4,340	4,340	0.3%
DLC Acquisition, LLC (c) (l)	Financials	12.00%, 12/1/2020	3,325	3,325	3,325	0.2%
Eagle Rx, LLC (c) (i)	Health Care Providers & Services	L+4.25% (6.60%), 8/15/2019	26,790	26,752	26,589	1.8%
Florida Foods Products, LLC (c) (f)	Food & Beverage	L+6.75% (9.27%), 9/6/2023	1,021	1,021	997	0.1%
Florida Foods Products, LLC (c) (i)	Food & Beverage	L+6.75% (9.27%), 9/6/2025	22,338	21,805	21,780	1.5%
Frank Entertainment Group, LLC (c) (p) (t)	Media Entertainment	6.00%, 6/30/2019	3,014	1,836	1,441	0.1%
Frontier Communications (a) (j)	Diversified Telecommunication Services	L+3.75% (6.28%), 6/17/2024	9,919	9,702	9,182	0.6%
Gold Standard Baking	Food & Beverage	L+4.50% (7.31%), 4/23/2021	2,977	1,812	1,786	0.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Green Energy Partners/Stonewall LLC (j)	Utilities	L+5.50% (8.30%), 11/15/2021	$1,010	$1,008	$999	0.1%
Green Energy Partners/Stonewall LLC (j)	Utilities	L+5.50% (8.30%), 11/15/2021	1,337	1,335	1,323	0.1%
HC Group Holdings III, Inc. (c) (j)	Health Care	L+3.75% (6.27%), 4/7/2022	14,630	14,467	14,630	1.0%
Hc2 Holdings Inc	Industrials	11.50%, 12/1/2021	10,796	10,666	10,067	0.7%
Hexion Inc.	Chemicals	10.38%, 2/1/2022	5,000	4,944	4,013	0.3%
Hexion Inc.	Chemicals	6.63%, 4/15/2020	5,000	4,675	3,988	0.3%
Hexion Inc.	Chemicals	10.00%, 4/15/2020	10,000	9,363	8,270	0.6%
ICR Operations, LLC (c) (f)	Business Services	L+5.50% (8.31%), 3/26/2024	111	109	109	—%
ICR Operations, LLC (c) (i)	Business Services	L+5.50% (8.31%), 3/26/2025	13,567	13,326	13,337	0.9%
Ideal Tridon Holdings, Inc. (c) (f)	Commercial Services & Supplies	L+6.50% (9.02%), 7/31/2022	2,021	1,996	1,993	0.1%
Ideal Tridon Holdings, Inc. (c) (i)	Commercial Services & Supplies	L+6.50% (9.02%), 7/31/2023	5,185	5,116	5,111	0.3%
Ideal Tridon Holdings, Inc. (c) (i)	Commercial Services & Supplies	L+6.50% (9.02%), 7/31/2023	23,663	23,302	23,324	1.6%
Integral Ad Science, INC. (c) (f) (l)	Advertising	L+6.00% (8.53%), 7/19/2024	14,198	13,937	13,914	0.9%
Integrated Efficiency Solutions, Inc. (c) (l)	Energy	L+9.25% (12.05%), 6/1/2022	3,876	3,875	3,760	0.3%
Intelsat Jackson Hldgs SA (a) (j)	Telecom	L+4.50% (7.01%), 1/2/2024	10,000	10,222	9,910	0.7%
Internap Corporation (a) (c) (i)	Communications Equipment	L+5.75% (8.19%), 4/6/2022	11,880	11,865	11,648	0.8%
IPC Corp. (j)	Diversified Telecommunication Services	L+4.50% (7.03%), 8/6/2021	3,784	3,742	3,235	0.2%
Iri Holdings Inc (j)	Business Services	L+4.50% (7.02%), 11/30/2025	5,000	4,950	4,863	0.3%
Iridium Communications, Inc.	Diversified Telecommunication Services	10.25%, 4/15/2023	3,536	3,536	3,753	0.3%
Kahala Ireland OpCo Designated Activity Company (a) (c) (l) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	111,549	111,549	111,549	7.5%
Kissner Milling Co. Ltd. (a)	Chemicals	8.38%, 12/1/2022	21,199	21,472	21,345	1.4%
Lakeland Tours, LLC (i)	Diversified Consumer Services	L+4.00% (6.79%), 12/15/2024	6,052	6,040	5,881	0.4%
Lakeview Health Holdings, Inc. (c) (f)	Health Care	L+8.75% (11.55%), 12/15/2021	4,077	3,057	3,262	0.2%
Lightsquared LP (l)	Diversified Telecommunication Services	L+8.75% (11.52%), 12/7/2020	12,606	12,017	8,667	0.6%
Lionbridge Technologies, Inc. (i) (j)	Business Services	L+5.50% (8.02%), 2/28/2024	16,166	16,090	16,024	1.1%
Loparex International Holding B.V. (j)	Industrials	L+4.25% (7.05%), 4/11/2025	1,993	1,984	1,953	0.1%
McDermott International (a) (j)	Industrials	L+5.00% (7.52%), 5/10/2025	9,975	9,877	9,285	0.6%
MCS Acquisition Corp. (c) (j)	Professional Services	L+4.75% (7.27%), 5/18/2024	14,153	14,105	11,464	0.8%
Medallion Midland Acquisition, L.P. (j)	Energy Equipment & Services	L+3.25% (5.77%), 11/13/2024	4,406	4,396	4,147	0.3%
Medical Depot Holdings, Inc. (c) (i)	Health Care	L+5.50% (8.30%), 1/3/2023	19,264	18,084	17,492	1.2%
Micross Solutions LLC (c)	Technology	L+5.50% (8.27%), 8/7/2023	3,163	3,017	3,084	0.2%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Midwest Can Company, LLC (c) (f) (i)	Energy Equipment & Services	L+5.00% (7.56%), 4/11/2024	$4,669	$4,627	$4,604	0.3%
MLN US Holdco LLC (a) (j)	Technology	L+4.50% (7.02%), 7/11/2025	13,455	13,414	13,009	0.9%
MMM Holdings, LLC (c) (f)	Health Care	L+6.25% (8.68%), 3/14/2023	3,500	3,432	3,472	0.2%
MMM Holdings, LLC (c) (i)	Health Care	L+6.25% (8.71%), 3/14/2023	20,449	20,106	20,288	1.4%
Monitronics International, Inc. (j)	Diversified Consumer Services	L+5.50% (8.30%), 9/30/2022	10,072	10,095	8,901	0.6%
Montreign Operating Company, LLC (j)	Hotels, Restaurants & Leisure	L+8.25% (10.96%), 1/24/2023	26,957	26,615	24,900	1.7%
Mood Media Corporation (c) (i) (l)	Business Services	L+7.25% (10.05%), 6/28/2022	14,318	14,092	13,817	0.9%
Murray Energy Holdings Co. (j)	Energy Equipment & Services	L+7.25% (9.78%), 10/17/2022	9,231	9,089	7,777	0.5%
National Technical Systems, Inc. (c) (i)	Professional Services	L+6.25% (8.60%), 6/12/2021	17,648	17,569	16,589	1.1%
Navitas Midstream Midland Basin, LLC (c) (j)	Energy Equipment & Services	L+4.50% (7.00%), 12/13/2024	13,462	13,436	13,387	0.9%
New Star Metals, Inc. (c) (i)	Business Services	L+6.00% (8.80%), 7/9/2023	22,934	22,615	22,714	1.5%
NexSteppe Inc. (c) (l) (o) (t)	Chemicals	12.00%, 9/30/2018	2,010	1,750	—	—%
NexSteppe Inc. (c) (l) (o) (t)	Chemicals	12.00%, 9/30/2018	13,542	10,453	—	—%
NTM Acquisition Corp. (c) (i)	Media	L+6.25% (8.96%), 6/7/2022	17,692	17,552	17,427	1.2%
Office Depot, Inc. (a) (j)	Specialty Retail	L+5.25% (7.71%), 11/8/2022	5,860	5,768	5,894	0.4%
ORG Chemical Holdings, LLC (c) (i)	Chemicals	L+5.75% (8.55%), 6/30/2022	27,543	27,158	26,741	1.8%
ORG GC Holdings, LLC (c) (i)	Business Services	L+6.00% (8.80%), 7/31/2022	25,291	25,019	24,942	1.7%
Passport Food Group, LLC (c)	Food & Beverage	L+9.00% (11.40%), 3/1/2022	4,470	2,905	2,682	0.2%
Peabody Energy Corp	Industrials	6.38%, 3/31/2025	5,000	4,821	4,692	0.3%
PeopLease Holdings, LLC (c) (i)	Commercial Services & Supplies	L+9.00% (11.81%), 2/26/2021	20,000	19,913	17,500	1.2%
PGX Holdings, Inc. (c) (j)	Transportation Infrastructure	L+5.25% (7.78%), 9/29/2020	12,183	12,154	11,940	0.8%
Premier Dental Services, Inc. (i) (j)	Health Care	L+5.25% (7.75%), 6/30/2023	32,686	32,480	30,725	2.1%
Premier Global Services, Inc. (c) (j)	Diversified Telecommunication Services	L+6.25% (8.84%), 12/8/2021	8,843	8,640	7,511	0.5%
Pride Plating, Inc. (c) (i)	Aerospace & Defense	L+5.50% (8.02%), 6/13/2019	12,222	12,215	12,222	0.8%
PSKW, LLC (c) (i)	Health Care Providers & Services	L+4.25% (7.05%), 11/25/2021	1,392	1,385	1,392	0.1%
PSKW, LLC (c)	Health Care Providers & Services	L+8.25% (11.05%), 11/25/2021	17,750	17,578	17,750	1.2%
PSKW, LLC (c)	Health Care Providers & Services	L+8.25% (11.05%), 11/25/2021	1,972	1,944	1,972	0.1%
PSKW, LLC (c)	Health Care Providers & Services	L+8.25% (11.05%), 11/25/2021	1,930	1,914	1,930	0.1%
PT Network, LLC (c) (f)	Health Care	P+4.50% (10.00%), 11/30/2021	658	658	609	—%
PT Network, LLC (c) (i)	Health Care	L+5.50% (7.93%), 11/30/2021	16,679	16,582	15,448	1.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Questex, Inc. (c) (f)	Media Entertainment	L+6.25% (9.02%), 9/7/2024	$431	$431	$423	—%
Questex, Inc. (c) (i)	Media Entertainment	L+6.25% (9.02%), 9/7/2024	16,151	15,845	15,858	1.1%
Quorum Health Corporation (j)	Health Care	L+6.75% (9.27%), 4/29/2022	5,212	5,282	5,149	0.3%
Regionalcare Hospital Prtnrs (a) (j)	Health Care	L+4.50% (7.13%), 11/16/2025	20,000	19,618	18,925	1.3%
Resco Products, Inc. (c)	Metals & Mining	L+4.50% (7.02%), 3/7/2020	10,000	10,000	9,850	0.7%
RR Donnelley & Sons Co (a) (j)	Publishing	L+5.00% (7.51%), 1/15/2024	10,000	9,925	9,775	0.7%
SCA Pharmaceuticals, LLC (c)	Health Care	L+9.00% (11.80%), 12/1/2020	2,235	2,152	2,051	0.1%
Schenectady International Group (j)	Chemicals	L+4.75% (7.19%), 8/21/2025	19,791	19,283	18,999	1.3%
SCUF Gaming, Inc. (c)	Gaming/Lodging	L+9.50% (12.01%), 12/1/2021	5,434	4,483	4,619	0.3%
SCUF Gaming, Inc. (c)	Gaming/Lodging	L+9.50% (12.01%), 3/1/2019	335	335	285	—%
Skillsoft Corp. (j)	Technology	L+4.75% (7.27%), 4/28/2021	24,779	23,349	19,968	1.3%
Squan Holding Corp. (c) (l)	Diversified Telecommunication Services	L+7.00% (9.40%), 10/10/2019	16,804	15,718	12,099	0.8%
SSH Group Holdiings, Inc. (j)	Consumer Products	L+4.25% (6.77%), 7/25/2025	6,043	6,029	5,786	0.4%
Steel City Media (c)	Media	P+3.50% (9.00%), 3/29/2020	37,956	37,956	37,576	2.5%
Subcom (j)	Telecom	L+6.00% (8.35%), 11/2/2025	10,020	9,922	9,607	0.7%
Subsea Global Solutions, LLC (c) (f)	Business Services	L+7.00% (9.78%), 3/28/2023	215	215	208	—%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (9.80%), 3/28/2023	8,411	8,269	8,137	0.6%
Sutherland Global	Business Services	L+5.38% (8.18%), 4/23/2021	488	460	458	—%
Sutherland Global	Business Services	L+5.38% (8.18%), 4/23/2021	2,097	1,976	1,966	0.1%
Tax Defense Network, LLC (c) (l) (p) (t)	Diversified Consumer Services	L+6.00% (10.00%), 4/30/2020	33,028	26,218	7,927	0.5%
Tillamook Country Smoker, LLC (c)	Food Products	L+5.75% (8.57%), 5/19/2022	3,235	3,235	3,154	0.2%
Tillamook Country Smoker, LLC (c) (i)	Food Products	L+5.75% (8.40%), 5/19/2022	10,193	10,089	9,942	0.7%
Trademark Global LLC (c)	Consumer Products	L+5.50% (8.02%), 10/1/2022	2,188	2,187	2,171	0.1%
Transperfect Global, Inc. (c) (i)	Business Services	L+6.75% (9.25%), 5/7/2024	6,808	6,686	6,709	0.5%
Traverse Midstream Partners, LLC (j)	Energy Equipment & Services	L+4.00% (6.60%), 9/27/2024	6,352	6,326	6,082	0.4%
Trilogy International Partners, LLC (a)	Diversified Telecommunication Services	8.88%, 5/1/2022	14,875	14,822	14,257	1.0%
TwentyEighty, Inc. (c) (l) (p)	Media	8.00%, 3/31/2020	6,553	5,460	6,422	0.4%
TwentyEighty, Inc. (c) (l) (p)	Media	L+8.00% (10.80%), 3/31/2020	304	274	300	—%
TwentyEighty, Inc. (c) (f) (l) (p)	Media	8.75%, 3/31/2020	6,283	5,289	6,158	0.4%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
US Salt, LLC (c)	Food Products	L+4.75% (7.27%), 12/1/2023	$1,244	$1,244	$1,244	0.1%
US Salt, LLC (c) (i)	Food Products	L+4.75% (7.27%), 12/1/2023	5,150	5,107	5,150	0.3%
USF S&H Holdco, LLC (c) (f)	Hotels, Restaurants & Leisure	L+5.75% (8.17%), 3/16/2023	485	485	478	—%
USF S&H Holdco, LLC (c) (i)	Hotels, Restaurants & Leisure	L+5.75% (8.54%), 3/19/2024	24,245	23,929	23,896	1.6%
Veritas US, Inc.	Technology	10.50%, 2/1/2024	7,289	7,144	4,701	0.3%
Veritas US Inc. (j)	Technology	L+4.50% (7.30%), 1/27/2023	7,550	7,568	6,412	0.4%
Vertex Aerospace Services (i)	Industrials	L+4.75% (7.27%), 6/16/2025	8,815	8,774	8,705	0.6%
Von Drehle Corporation (c) (i) (l)	Life Sciences Tools & Services	L+11.50% (14.30%), 3/6/2023	26,176	25,855	23,373	1.6%
Vyaire Medical, Inc. (c) (j)	Health Care	L+4.75% (7.14%), 4/16/2025	8,940	8,616	8,270	0.6%
WMK, LLC (c) (f) (i)	Travel Services	L+5.75% (8.29%), 9/5/2025	20,609	20,216	20,210	1.4%
Xplornet Communications, Inc. (a) (j)	Diversified Telecommunication Services	L+4.00% (6.80%), 9/9/2021	12,996	12,939	12,833	0.9%
YummyEarth Inc. (c)	Food & Beverage	L+8.50% (11.31%), 8/1/2023	2,626	1,917	2,626	0.2%
YummyEarth Inc. (c)	Food & Beverage	L+8.50% (11.31%), 8/1/2023	4,150	3,029	2,075	0.1%
Sub Total Senior Secured First Lien Debt				$1,751,866	$1,632,463	109.4%

Senior Secured Second Lien Debt - 17.6% (b)
Anchor Glass Container Corporation (c)	Containers & Packaging	L+7.75% (10.22%), 12/7/2024	$20,000	$19,845	$11,600	0.8%
Astro AB Merger Sub, Inc. (a) (c)	Diversified Financial Services	L+7.50% (10.03%), 4/30/2023	7,758	7,758	7,758	0.5%
Baker Hill Acquisition, LLC (c)	Technology	L+11.00% (13.40%), 3/1/2021	3,017	1,508	1,500	0.1%
Baker Hill Acquisition, LLC (c)	Technology	L+11.00% (13.40%), 3/1/2021	447	391	447	—%
Boston Market Corporation (c)	Hotels, Restaurants & Leisure	L+8.25% (10.96%), 12/16/2018	23,851	23,828	19,916	1.3%
BrandMuscle Holdings Inc. (c)	Internet Software & Services	L+8.50% (10.90%), 6/1/2022	24,500	24,241	24,010	1.6%
Cafe Enterprises, Inc. (c) (t)	Restaurants	14.00%, 3/31/2019	475	—	—	—%
Carlisle FoodService Products, Incorporated (c)	Food Products	L+7.75% (10.26%), 3/20/2026	10,719	10,526	10,515	0.7%
CDS U.S. Intermediate Holdings, Inc. (a) (c)	Hotels, Restaurants & Leisure	L+8.25% (11.05%), 7/8/2023	7,927	7,830	6,983	0.5%
Constellis Holdings, LLC (c)	Business Services	L+9.00% (11.52%), 4/1/2025	1,117	1,117	1,061	0.1%
Dentalcorp Perfect Smile ULC (a) (c)	Health Care	L+7.50% (10.02%), 6/1/2026	8,111	8,035	8,030	0.5%
Dentalcorp Perfect Smile ULC (a) (c) (f)	Health Care	L+7.50% (10.02%), 6/1/2026	1,156	1,145	1,144	0.1%
Dimora Brands, Inc. (c)	Consumer Products	L+8.50% (11.02%), 8/25/2025	4,470	4,469	4,470	0.3%
Edelman Financial Services LLC (a) (j)	Financial Services	L+6.75% (9.19%), 6/26/2026	6,764	6,732	6,426	0.4%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
Epic Health Services, Inc. (c) (f) (j)	Health Care Providers & Services	L+8.00% (10.52%), 3/17/2025		$15,000	$14,824	$14,321	1.0%
Frank Entertainment Group, LLC (c) (p) (t)	Media Entertainment	10.00%, 6/30/2019		724	—	—	—%
Hyland Software Inc	Food Products	L+7.00% (9.52%), 7/7/2025		5,837	5,874	5,728	0.4%
ICP Industrial, Inc. (c)	Chemicals	L+8.25% (10.68%), 5/3/2024		5,588	5,587	5,504	0.4%
IDERA, Inc. (c)	Technology	L+4.50% (7.03%), 6/1/2025		1,788	1,788	1,788	0.1%
KidKraft, Inc. (c) (l)	Consumer Products	12.00%, 3/1/2022		6,309	6,228	6,215	0.4%
MLN US Holdco LLC (a)	Technology	L+8.75% (11.27%), 7/13/2026		3,000	2,941	2,918	0.2%
Navicure, Inc. (c)	Health Care	L+7.50% (10.02%), 12/1/2026		1,341	1,341	1,321	0.1%
Northstar Financial Services Group, LLC (c)	Media Entertainment	L+7.50% (10.12%), 5/25/2026		3,381	3,365	3,381	0.2%
Oxbow Carbon LLC (c)	Food Products	L+7.50% (10.02%), 1/4/2024		1,395	1,430	1,409	0.1%
PetVet Care Centers, LLC (c)	Business Services	L+6.25% (8.75%), 2/13/2026		3,539	3,523	3,449	0.2%
PI US Holdco III Limited (a) (c)	Consumer Finance	L+7.25% (9.77%), 12/20/2025		6,696	6,637	6,661	0.5%
ProAmpac, LLC (c)	Paper & Packaging	L+8.50% (11.14%), 1/1/2024		3,352	3,351	3,352	0.2%
Recess Holdings, Inc. (c)	Hotels, Restaurants & Leisure	L+7.75% (10.55%), 9/29/2025		15,008	14,812	14,783	1.0%
Renaissance Holding Corp (j)	Education	L+7.00% (9.50%), 5/25/2026		8,456	8,298	7,751	0.5%
River Cree Entertainment (a) (c) (z)	Gaming/Lodging	10.00%, 5/17/2025	CAD	21,275	16,399	15,367	1.0%
SSH Group Holdings, Inc. (c) (j)	Consumer Products	L+8.25% (10.77%), 7/24/2026		10,122	10,026	10,021	0.7%
St. Croix Hospice Acquisition Corp. (c)	Health Care	L+8.75% (11.27%), 3/1/2024		2,056	1,965	2,056	0.1%
TierPoint, LLC (c)	Technology	L+7.25% (9.77%), 5/5/2025		5,334	5,292	5,227	0.4%
Travelpro Products, Inc. (a) (c) (l)	Retail	13.00%, 11/1/2022		2,357	2,356	2,357	0.2%
Travelpro Products, Inc. (a) (c) (l) (z)	Retail	13.00%, 11/1/2022	CAD	2,731	2,088	2,003	0.1%
U.S. Auto (c)	Diversified Consumer Services	L+10.50% (12.85%), 6/8/2020		30,000	29,849	29,850	2.0%
US Salt, LLC (c)	Food Products	L+8.75% (11.14%), 12/1/2024		12,872	12,709	12,872	0.9%
Sub Total Senior Secured Second Lien Debt					$278,108	$262,194	17.6%

Subordinated Debt - 7.6% (b)
Cafe Enterprises, Inc. (c) (t)	Restaurants	14.00%, 9/30/2019		$3,681	$—	$—	—%
Capital Contractors, Inc. (c) (t)	Business Services	16.00%, 6/30/2020		2,200	—	—	—%
Captek Softgel International, Inc. (c) (l)	Health Care	11.50%, 1/1/2023		6,992	6,991	6,625	0.4%
Community Intervention Services, Inc. (c) (l) (t)	Health Care	13.00%, 1/31/2021		5,335	—	—	—%
Del Real, LLC (c)	Consumer Products	11.00%, 4/1/2023		3,129	2,958	2,926	0.2%
Dyno Acquiror, Inc. (c) (l)	Business Services	12.00%, 2/1/2020		1,058	1,058	1,058	0.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Frontier Communications (a)	Diversified Telecommunication Services	8.50%, 4/15/2020	$10,000	$9,490	$8,888	0.6%
Frontstreet Facility Solutions, Inc. (c) (p)	Telecom	13.00%, 3/1/2021	1,891	227	189	—%
HemaSource, Inc. (c) (ac)	Health Care	11.00%, 1/1/2024	2,235	2,131	2,168	0.1%
HTC Borrower, LLC (c) (l)	Technology	13.00%, 9/1/2020	5,633	5,409	5,604	0.4%
Park Ave RE Holdings, LLC (c) (d) (l) (o)	Real Estate Management & Development	13.00%, 12/31/2021	37,192	37,192	37,192	2.5%
PCX Aerostructures, LLC (c) (l)	Industrials	6.00%, 8/9/2021	7,414	5,601	5,560	0.4%
RMP Group, Inc. (c) (l)	Financials	11.50%, 9/1/2022	2,277	2,195	2,254	0.2%
Steel City Media (c) (l) (t)	Media	16.00%, 3/30/2020	24,490	24,309	20,082	1.3%
Trademark Global LLC (c)	Consumer Products	11.25%, 4/1/2023	3,308	3,310	3,241	0.2%
Vantage Mobility International, LLC (c)	Automotive	L+7.75% (10.28%), 9/1/2021	6,863	5,853	5,696	0.4%
Xplornet Communications, Inc. (a) (l)	Diversified Telecommunication Services	9.63%, 6/1/2022	11,683	11,683	11,566	0.8%
Sub Total Subordinated Debt				$118,407	$113,049	7.6%

Collateralized Securities - 8.5% (b)
Collateralized Securities - Debt Investment
Figueroa - Class F Notes (a) (c) (p)	Diversified Investment Vehicles	12.79%, 1/15/2027	$8,000	$8,000	$7,508	0.5%
NewStar Arlington Senior Loan Program LLC Class FR Notes (a) (c) (p)	Diversified Investment Vehicles	13.77%, 4/25/2031	4,750	4,532	4,425	0.3%
NewStar Exeter Fund CLO - Debt (a) (c) (p)	Diversified Investment Vehicles	10.26%, 1/20/2027	10,728	9,424	8,580	0.6%
WhiteHorse VIII, Ltd. CLO - Debt (a) (c) (p)	Diversified Investment Vehicles	7.29%, 5/1/2026	8,000	7,673	7,269	0.5%
Collateralized Securities - Equity Investment (n)
B&M CLO 2014-1, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 4/16/2026	$40,250	$10,524	$6,029	0.4%
CVP Cascade CLO, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 1/16/2026	31,000	974	1,166	0.1%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 1/15/2027	35,057	11,568	7,468	0.5%
MidOcean Credit CLO II, LLC Income Notes (a) (c) (p) (v)	Diversified Investment Vehicles	12.07%, 1/29/2025	37,600	20,445	16,534	1.1%
MidOcean Credit CLO III, LLC Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	14.97%, 7/21/2026	43,300	16,915	14,651	1.0%
MidOcean Credit CLO IV, LLC Income Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 4/15/2027	21,500	12,105	8,595	0.6%
NewStar Arlington Senior Loan Program LLC Class FR Notes (a) (c) (p) (v)	Diversified Investment Vehicles	17.51%, 7/25/2025	31,603	19,799	24,788	1.6%
NewStar Exeter Fund CLO - Equity (a) (c) (p) (v)	Diversified Investment Vehicles	12.31%, 1/19/2027	31,575	10,329	11,895	0.8%
OFSI Fund VI, Ltd. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 3/20/2025	38,000	10,003	3,008	0.2%
Related Fee Agreements (a) (c) (s)	Diversified Investment Vehicles		13,840	3,779	1,321	0.1%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 5/1/2026	36,000	8,860	3,975	0.2%
Sub Total Collateralized Securities				$154,930	$127,212	8.5%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Equity/Other - 13.3% (b)
Aden & Anais Holdings, Inc (c) (e) (ac)	Retail		4,470	$—	$—	—%
Answers Corporation - Common Equity (c) (e) (p)	Technology		908,911	11,361	1,909	0.1%
Avaya Holdings Corp. (a) (e) (aa)	Communications Equipment		207,310	3,292	3,018	0.2%
Baker Hill Acquisition, LLC (c) (e)	Technology		22,653	—	—	—%
Cafe Enterprises, Inc. (c) (e)	Restaurants		2,235	—	—	—%
California Resources Development JV, LLC - Preferred Equity (a) (c) (o) (u)	Metals & Mining	9.00%	38,858,603	28,402	28,973	2.0%
Capital Contractors, Inc. (c) (e)	Business Services		45	—	—	—%
Capital Contractors, Inc. (c) (e)	Business Services		4,470	—	—	—%
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (c) (e) (o) (u)	Food Products		6,023	1,630	—	—%
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (c) (e) (o) (u)	Food Products		24,656	—	—	—%
Captek Softgel International, Inc. (c) (e) (ac)	Health Care		8,498	942	712	0.1%
Centerfield Media Holding Company (c) (e)	Business Services		112	245	263	—%
CRS-SPV, Inc. (c) (e)	Business Services		246	2,219	2,221	0.2%
CWS Holding Company, LLC (c) (e)	Building Materials		335,255	—	—	—%
Danish CRJ LTD. - Common Equity (a) (c) (e) (p) (r)	Aerospace & Defense		5,002	—	—	—%
Data Source Holdings, LLC (c) (e)	Media/Entertainment		10,617	140	124	—%
Del Real, LLC (c) (e) (u)	Consumer Products		670,510	382	297	—%
Dyno Acquiror, Inc. (c) (e)	Business Services		134,102	58	64	—%
Frank Entertainment Group, LLC (c) (e) (p) (u)	Media Entertainment		135,566	—	—	—%
Frank Entertainment Group, LLC (c) (e) (p) (u)	Media Entertainment		625,810	—	—	—%
Frank Entertainment Group, LLC (c) (e) (p) (u)	Media Entertainment		625,810	—	—	—%
Frontstreet Facility Solutions, Inc. (c) (e) (p)	Telecom		24,114	—	—	—%
HemaSource, Inc. (c) (e) (ac)	Health Care		223,503	168	185	—%
ICP Industrial, Inc. (c) (e)	Chemicals		288	279	301	—%
Integrated Efficiency Solutions, Inc. (c) (e)	Energy		53,215	56	67	—%
Integrated Efficiency Solutions, Inc. (c) (e)	Energy		2,975	3	3	—%
Kahala Ireland OpCo Designated Activity Company - Common Equity (a) (c) (e) (h) (o)	Aerospace & Defense		—	—	20,329	1.4%
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (a) (c) (e) (h) (o)	Aerospace & Defense		3,250,000	2,831	3,250	0.2%
Kahala US OpCo LLC - Class A Preferred Units (a) (c) (e) (k) (o)	Aerospace & Defense	13.00%	4,413,472	—	—	—%
K-Square Restaurant Partners, LP (c) (e) (ac)	Food & Beverage		447	175	16	—%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Lakeview Health Holdings, Inc. (c) (e)	Health Care		447	$—	$—	—%
MIC Holding LLC (c) (e)	Business Services		1,470	3,686	3,947	0.3%
MIC Holding LLC (c) (e)	Business Services		30,000	4,916	4,798	0.3%
Micross Solutions LLC (c) (e)	Technology		442,430	223	310	—%
Mood Media Corporation - Warrants (c) (e)	Business Services		121,021	27	11	—%
Motor Vehicle Software Corporation (c) (e) (ab)	Technology		223,503	318	260	—%
New Star Metals Inc. - Warrants (c) (e)	Business Services	Expire 12/22/2036	100,216	151	702	—%
NexSteppe Inc. - Series C Preferred Stock Warrant (c) (e) (o)	Chemicals		237,240	737	—	—%
NMFC Senior Loan Program I, LLC (a) (o)	Diversified Investment Vehicles		50,000	50,000	50,573	3.4%
Nomacorc, LLC (c) (e) (u) (ab)	Consumer Products		356,816	56	68	—%
Park Ave RE Holdings, LLC - Common Shares (c) (e) (o) (w)	Real Estate Management & Development		1,000	102	15,578	1.0%
Park Ave RE Holdings, LLC - Preferred Shares (c) (e) (o) (w)	Real Estate Management & Development	8.00%	47,290	23,645	23,645	1.6%
Passport Food Group, LLC (c) (e) (ac)	Food & Beverage		4,470	—	—	—%
PCX Aerostructures, LLC (c) (e)	Industrials		27,250	—	—	—%
PCX Aerostructures, LLC (c) (e)	Industrials		1,356	—	—	—%
PCX Aerostructures, LLC (c) (e)	Industrials		315	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (f) (g) (p)	Diversified Investment Vehicles		8,436	8,436	8,705	0.6%
RMP Group, Inc. (c) (e) (u)	Financials		223	164	191	—%
RockYou, Inc. (c) (e)	Advertising		15,105	—	—	—%
Schweiger Dermatology Group, LLC (c) (e) (u)	Health Care		265,024	—	—	—%
SCUF Gaming, Inc. (c) (e)	Gaming/Lodging		6,060	21	49	—%
Smile Brands, Inc. (c) (e)	Health Care		669	747	658	—%
Squan Holding Corp. - Class A Common Stock (c) (e) (p)	Diversified Telecommunication Services		180,835	—	—	—%
Squan Holding Corp. - Series A Preferred Stock (c) (e) (p)	Diversified Telecommunication Services		8,962	—	—	—%
St. Croix Hospice Acquisition Corp. (c) (e)	Health Care		112	—	—	—%
St. Croix Hospice Acquisition Corp. (c) (e)	Health Care		112	64	100	—%
SYNACOR INC (e) (aa)	Technology		59,785	—	88	—%
Tax Advisors Group, LLC (c) (e) (u)	Financials		86	609	638	—%
Tax Defense Network, LLC (c) (e)	Diversified Consumer Services		351,944	—	—	—%
Tax Defense Network, LLC - Common Equity (c) (e)	Diversified Consumer Services		147,099	425	—	—%
TCG BDC, Inc. - Common Stock (fka Carlyle GMS Finance, Inc.) (a)	Diversified Investment Vehicles		226	4,336	2,733	0.2%
Team Waste, LLC (c) (e) (u)	Industrials		111,752	2,235	2,235	0.2%
Tennenbaum Waterman Fund, L.P. (a) (c) (e) (p)	Diversified Investment Vehicles		10,000	10,000	10,137	0.7%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		8,339	8,339	7,435	0.5%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Travelpro Products, Inc. (a)	Retail		447,007	$506	$541	—%
TwentyEighty, Inc. - Class A Common Equity (c)	Media		54,586	—	—	—%
TZ Holdings, Inc. - Preferred Shares (fka Zimbra, Inc.) (c) (e)	Software	Expire 10/25/2023	1,000,000	10	179	—%
U.S. Auto - Series A Common Units (c) (e) (u)	Diversified Consumer Services		10,000	10	—	—%
U.S. Auto - Series A Preferred Units (c) (e) (u)	Diversified Consumer Services		490	490	571	—%
U.S. Auto - Series C Preferred Equity Units (c) (e) (u)	Diversified Consumer Services		56	56	111	—%
United Biologics, LLC (c) (e) (u)	Health Care		39,769	132	18	—%
United Biologics, LLC (c) (e) (u)	Health Care		3,155	—	—	—%
United Biologics, LLC (c) (e) (u)	Health Care		4,206	31	15	—%
United Biologics, LLC (c) (e) (u)	Health Care		99,236	—	—	—%
United Biologics, LLC (c) (e) (u)	Health Care		223	35	9	—%
Vantage Mobility International, LLC (c) (e)	Automotive		391,131	—	—	—%
Women's Marketing, Inc. (c) (e)	Media Entertainment		3,643	—	—	—%
Women's Marketing, Inc. (c) (e)	Media Entertainment		2,235	—	—	—%
World Business Lenders, LLC - Preferred Stock (c) (e) (p)	Consumer Finance		922,669	3,750	3,759	0.3%
WSO Holdings, LP (c) (e)	Food & Beverage		698	279	—	—%
Wythe Will Tzetzo, LLC (c) (e) (u)	Food & Beverage		22,312	302	—	—%
YummyEarth Inc. (c) (e)	Food & Beverage		223	—	—	—%
Sub Total Equity/Other				$177,021	$199,796	13.3%

TOTAL INVESTMENTS - 156.4% (b)				$2,480,332	$2,334,714	156.4%
Forward foreign currency contracts:

Counterparty	Contract to Deliver	In Exchange For	Maturity Date	Unrealized Appreciation/(Depreciation)
Goldman Sachs International	CAD 21,275	$16,597	1/7/2019	$993
_____________

(a)
All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, we may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of our total assets. Qualifying assets represent 71.9% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.

(b)	Percentages are based on net assets of $1,492,719 as of December 31, 2018.

(c)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).

(d)	As of the date of election, the portfolio company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be payment-in-kind (“PIK”).

(e)	Non-income producing at December 31, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

(f)	The Company has various unfunded commitments to portfolio companies. The remaining amount of these unfunded commitments as of December 31, 2018 are comprised of the following:
December 31, 2018

Portfolio Company Name	Investment Type	Commitment Type	Original Commitment	Remaining Commitment
AccentCare, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	$4,310	$948
AMI Entertainment Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,234	1,234
Capstone Nutrition (fka Integrity Nutraceuticals)	Senior Secured First Lien Debt	Delayed draw term loan	4,691	1,804
CCW, LLC	Senior Secured First Lien Debt	Revolver term loan	3,000	1,700
CDHA Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	7,583	7,583
CDHA Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,264	834
Cold Spring Brewing Company	Senior Secured First Lien Debt	Revolver term loan	238	238
Corfin Industries LLC	Senior Secured First Lien Debt	Revolver term loan	956	382
Dentalcorp Perfect Smile ULC	Senior Secured Second Lien Debt	Delayed draw term loan	2,028	872
Deva Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	559	559
DLC Acquisition, LLC	Senior Secured First Lien Debt	Revolver term loan	694	694
Epic Health Services, Inc	Senior Secured Second Lien Debt	Delayed draw term loan	1,373	1,373
Florida Foods Products, LLC	Senior Secured First Lien Debt	Revolver term loan	1,774	626
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver term loan	2,753	2,642
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,731	710
Integral Ad Science, INC.	Senior Secured First Lien Debt	Revolver term loan	1,085	1,085
Lakeview Health Holdings	Senior Secured First Lien Debt	Revolver term loan	310	310
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	547	547
MMM Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,761	1,761
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Equity	10,764	538
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,316	658
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	2,153
Subsea Global Solutions, LLC	Senior Secured First Lien Debt	Revolver term loan	963	748
TwentyEighty, Inc.	Senior Secured First Lien Debt	Revolver term loan	443	443
USF S&H Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	1,616	1,131
WMK, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,618	2,618
WMK, LLC	Senior Secured First Lien Debt	Revolver term loan	2,618	2,618
Total			$61,813	$36,809

(g)	The investment is subject to a three year lock-up restriction on withdrawals. The lock-up expires on March 31, 2019.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

(l)For the year ended December 31, 2018, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind (“PIK”):
December 31, 2018

Portfolio Company	Investment Type	Cash	PIK	All-in Rate	PIK Earned for the year ended December 31, 2018
Capstone Nutrition (fka Integrity Nutraceuticals)	Senior Secured First Lien Debt	—%	15.03%	15.03%	$—
Capstone Nutrition (fka Integrity Nutraceuticals)	Senior Secured First Lien Debt	—%	15.03%	15.03%	—
Capstone Nutrition (fka Integrity Nutraceuticals)	Senior Secured First Lien Debt	—%	15.03%	15.03%	—
DLC Acquisition, LLC	Senior Secured First Lien Debt	10.00%	2.00%	12.00%	29
Greenwave Holdings, Inc. (ad)	Senior Secured First Lien Debt	10.00%	3.00%	13.00%	271
Integral Ad Science, INC.	Senior Secured First Lien Debt	7.28%	1.25%	8.53%	81
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	12.05%	—%	12.05%	—
Kahala Ireland OpCo Designated Activity Company	Senior Secured First Lien Debt	13.00%	—%	13.00%	—
Lightsquared LP	Senior Secured First Lien Debt	—%	11.52%	11.52%	1,291
Mood Media Corporation	Senior Secured First Lien Debt	10.05%	—%	10.05%	103
NexSteppe Inc.	Senior Secured First Lien Debt	—%	12.00%	12.00%	—
NexSteppe Inc.	Senior Secured First Lien Debt	—%	12.00%	12.00%	—
Pure Barre, LLC (ad)	Senior Secured First Lien Debt	—%	9.08%	9.08%	162
Pure Barre, LLC (ad)	Senior Secured First Lien Debt	7.99%	1.25%	9.24%	3
Squan Holding Corp.	Senior Secured First Lien Debt	8.40%	1.00%	9.40%	163
Tax Defense Network, LLC	Senior Secured First Lien Debt	—%	10.00%	10.00%	—
TwentyEighty, Inc.	Senior Secured First Lien Debt	10.80%	—%	10.80%	12
TwentyEighty, Inc.	Senior Secured First Lien Debt	4.00%	4.00%	8.00%	262
TwentyEighty, Inc.	Senior Secured First Lien Debt	—%	8.75%	8.75%	531
United Central Industrial Supply Company, LLC (ad)	Senior Secured First Lien Debt	9.35%	—%	9.35%	85
Von Drehle Corporation	Senior Secured First Lien Debt	14.03%	—%	14.03%	131
KidKraft, Inc.	Senior Secured Second Lien Debt	11.00%	1.00%	12.00%	26
Travelpro Products, Inc.	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%	7
Travelpro Products, Inc.	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%	20
Captek Softgel International, Inc.	Subordinated Debt	10.00%	1.50%	11.50%	45
Community Intervention Services, Inc.	Subordinated Debt	—%	13.00%	13.00%	—
Dyno Acquiror, Inc.	Subordinated Debt	10.50%	1.50%	12.00%	7
Frozen Specialties, Inc. (ad)	Subordinated Debt	10.00%	4.00%	14.00%	22
HTC Borrower, LLC	Subordinated Debt	10.00%	3.00%	13.00%	71
Orchid Underwriters Agency, LLC (ad)	Subordinated Debt	—%	11.50%	11.50%	1
Orchid Underwriters Agency, LLC (ad)	Subordinated Debt	—%	13.50%	13.50%	5
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%	—
PCX Aerostructures, LLC	Subordinated Debt	—%	6.00%	6.00%	170
RMP Group, Inc.	Subordinated Debt	10.50%	1.00%	11.50%	10
Rotolo Consultants, Inc. (ad)	Subordinated Debt	11.00%	3.00%	14.00%	13
Smile Brands, Inc. (ad)	Subordinated Debt	10.00%	2.00%	12.00%	17
Steel City Media	Subordinated Debt	9.00%	7.00%	16.00%	829
Xplornet Communications, Inc.	Subordinated Debt	8.63%	1.00%	9.63%	1,149
Total					$5,516

(m)	The Company's investment or a portion thereof is pledged as collateral under the UBS Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

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

(q)	Unless otherwise indicated, all investments in the schedule of investments are non-affiliated, non-controlled investments.

(r)	The Company's investment is held through the Consolidated Holding Company, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.

(s)	Related Fee Agreements consist of five investments with a total fair value of $1.3 million that are classified as Affiliated Investments.

(t)	The investment is on non-accrual status as of December 31, 2018.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

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

(y)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at December 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

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

(ac)
The investment is held through BSP TCAP Acquisition Holdings LP which, as further outlined in Note 1, is an affiliated acquisition entity utilized for the Triangle Transaction.  Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of December 31, 2018.

(ad)	Investment sold during the year ended December 31, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018
The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2018:

	At December 31, 2018
	Investments at Fair Value	Percentage of Total Portfolio
Health Care	$286,298	12.3%
Diversified Investment Vehicles	206,795	8.9%
Business Services	206,643	8.9%
Aerospace & Defense	147,350	6.3%
Hotels, Restaurants & Leisure	131,283	5.6%
Media	101,929	4.4%
Diversified Telecommunication Services	91,991	3.9%
Energy Equipment & Services	89,175	3.8%
Chemicals	89,161	3.8%
Technology	85,767	3.7%
Real Estate Management & Development	76,415	3.3%
Health Care Providers & Services	74,655	3.2%
Metals & Mining	71,993	3.1%
Commercial Services & Supplies	60,365	2.6%
Food Products	57,247	2.5%
Industrials	54,670	2.3%
Diversified Consumer Services	53,241	2.3%
Consumer Products	44,180	1.9%
Communications Equipment	40,091	1.7%
Gaming/Lodging	38,625	1.7%
Food & Beverage	35,248	1.5%
Professional Services	28,053	1.2%
Software	24,514	1.0%
Internet Software & Services	24,010	1.0%
Life Sciences Tools & Services	23,373	1.0%
Media Entertainment	21,103	0.9%
Travel Services	20,210	0.9%
Telecom	19,706	0.8%
Cable	14,172	0.6%
Advertising	13,914	0.6%
Transportation Infrastructure	11,940	0.5%
Containers & Packaging	11,600	0.5%
Financials	10,748	0.5%
Consumer Finance	10,420	0.4%
Publishing	9,775	0.4%
Diversified Financial Services	7,758	0.3%
Education	7,751	0.3%
Financial Services	6,426	0.3%
Specialty Retail	5,894	0.3%
Automotive	5,696	0.2%
Retail	4,901	0.2%
Energy	3,830	0.2%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

Paper & Packaging	$3,352	0.1%
Utilities	2,322	0.1%
Media/Entertainment	124	—%
Total	$2,334,714	100.0%

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2017

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Pure Barre, LLC (c) (f)	Hotels, Restaurants & Leisure	L+7.00% (8.57%), 6/11/2020	$500	$500	$495	—%
Resco Products, Inc. (c) (i)	Metals & Mining	L+6.25% (7.82%), 3/7/2020	10,000	10,000	9,750	0.7%
Sage Automotive Holdings, Inc. (j)	Auto Components	L+5.00% (6.57%), 11/8/2022	18,461	18,321	18,576	1.2%
SHO Holding II Corporation (c) (j)	Specialty Retail	L+5.00% (6.42%), 10/27/2022	9,770	9,702	9,379	0.6%
Skillsoft Corp. (j)	Technology	L+4.75% (6.32%), 4/28/2021	12,829	12,158	12,325	0.8%
Squan Holding Corp. (c) (p)	Diversified Telecommunication Services	L+4.50% (6.20%), 10/10/2019	17,052	14,680	13,642	0.9%
SSH Group Holdings, Inc. (c) (i)	Diversified Consumer Services	L+5.00% (6.69%), 10/2/2024	6,088	6,029	6,027	0.4%
SunGard Availability Services Capital, Inc. (c) (j)	IT Services	L+10.00% (11.56%), 3/31/2019	6,860	6,842	6,688	0.5%
Tax Defense Network, LLC (c) (l) (t)	Diversified Consumer Services	L+13.00% (14.70%), 8/28/2019	29,670	26,532	7,477	0.5%
Thoughtworks, Inc. (j)	Business Services	L+4.50% (6.07%), 10/12/2024	4,420	4,409	4,420	0.3%
Tillamook Country Smoker, LLC (c) (f) (i)	Food Products	L+5.75% (7.19%), 5/19/2022	10,244	10,110	10,111	0.7%
Traverse Midstream Partners, LLC (j)	Energy Equipment & Services	L+4.00% (5.85%), 9/27/2024	6,352	6,321	6,435	0.4%
Trilogy International Partners, LLC (x)	Diversified Telecommunication Services	8.88%, 5/1/2022	14,875	14,810	15,247	1.0%
Trojan Battery Company, LLC (c) (j)	Auto Components	L+4.75% (6.32%), 6/12/2021	10,478	10,425	10,399	0.7%
Turning Tech LLC (c) (i)	Software	L+10.75% (12.45%), 6/30/2020	23,476	23,271	20,542	1.4%
TwentyEighty, Inc. (c) (f) (l) (p)	Media	8.00%, 3/31/2020	6,291	4,535	4,719	0.3%
TwentyEighty, Inc. (c) (f) (l) (p)	Media	L+8.00% (9.42%), 3/31/2020	2,911	2,426	2,853	0.2%
TwentyEighty, Inc. (c) (f) (l) (p)	Media	9.00%, 3/31/2020	5,753	4,164	3,739	0.3%
United Central Industrial Supply Company, LLC (c) (i) (j)	Commercial Services & Supplies	L+7.25% (8.82%), 10/9/2018	8,504	8,483	7,943	0.5%
US Salt, LLC (c) (f) (i) (m)	Food Products	L+4.75% (6.11%), 12/1/2023	5,189	5,137	5,137	0.3%
VCVH Holding Corp. (c) (i) (j)	Health Care	L+5.00% (6.70%), 6/1/2023	22,875	22,801	23,081	1.5%
Veritas US Inc. (j)	Technology	L+4.50% (6.19%), 1/27/2023	15,018	15,061	15,044	1.0%
VetCor Professional Practices LLC (c) (f) (i)	Diversified Consumer Services	L+6.00% (7.69%), 4/20/2021	4,909	4,877	4,859	0.3%
VetCor Professional Practices LLC (c)	Diversified Consumer Services	L+6.00% (7.69%), 4/20/2021	2,569	2,569	2,543	0.2%
VetCor Professional Practices LLC (c) (i)	Diversified Consumer Services	L+6.00% (7.69%), 4/20/2021	9,750	9,696	9,653	0.7%
Von Drehle Corporation (c) (i) (m)	Life Sciences Tools & Services	L+7.50% (9.19%), 3/6/2023	26,549	26,167	26,220	1.8%
Xplornet Communications, Inc. (a) (j)	Diversified Telecommunication Services	L+4.75% (6.44%), 9/9/2021	13,127	13,051	13,242	0.9%
Sub Total Senior Secured First Lien Debt				$1,865,392	$1,776,534	118.8%

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
During the year ended December 31, 2018, the Company invested approximately $1,102.5 million to portfolio companies to contribute to the support of their business objectives of which some were contractually obligated. See Note 7 - Commitments and Contingencies. As of December 31, 2018, the Company held investments in loans it made to investee companies with aggregate principal amounts of $2,245.1 million. The details of such investments have been disclosed on the consolidated schedule of investments as well as in Note 3 - Fair Value of Financial Instruments. In addition to providing loans to investee companies, from time to time the Company may assist investee companies in securing financing from other sources by introducing such investee companies to sponsors or other lending institutions.
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
On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, 0.001 par value per share, and subsequently amended the offering to issue up to

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. As of December 31, 2018, the Company had issued 211.5 million shares of common stock for gross proceeds of $2.2 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of December 31, 2018, the Company had repurchased a cumulative 21.2 million shares of common stock through its share repurchase program for payments of $185.9 million.
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
Certain items previously reported have been reclassified to conform to the current year presentation.
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
Consolidation
As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than a substantially or wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's substantially wholly-owned subsidiaries in its consolidated financial statements.

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
Certain accounts in the consolidated statements of operations for the years ended December 31, 2017 and 2016 were reclassified to present the break out of certain income items by control, affiliated and non-affiliated investments to conform with the current year's presentation.
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
Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. For the years ended December 31, 2018, December 31, 2017, and December 31, 2016 the Company did not incur any offering costs.
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
New Accounting Pronouncements
Adopted
In August 2018, the SEC released its Final Rule on Disclosure Update and Simplification (the “Final Rule”) which is intended to simplify an issuer’s disclosure compliance efforts by removing redundant or outdated disclosure requirements without significantly altering the mix of information provided to investors. The Company has adopted the Final Rule in the current reporting period with the most notable impacts being that the Company is no longer required to present the components of distributable earnings on the Consolidated Statements of Assets and Liabilities or the sources of distributions to shareholders and the amount of undistributed net investment income on the Consolidated Statements of Changes in Net Assets.
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
In November 2016, FASB issued ASU 2016-18, Statement of Cash Flows, which amended FASB ASC 230. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this guidance and the application did not have a material impact on the Company's consolidated financial statements.
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
New Standards Pending
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
For investments for which Level 1 inputs, such as quoted prices, were not available at December 31, 2018 and December 31, 2017, the investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at December 31, 2018 and December 31, 2017 may differ materially from values that would have been used had a ready market for the securities existed.
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
For discussion of the fair value measurement of the Company's foreign currency contracts, refer to Note 6 - Derivatives - in the consolidated financial statements included in this report.
The following table presents fair value measurements of investments, by major class, as of December 31, 2018, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$579,960	$1,052,503	$—	$1,632,463
Senior Secured Second Lien Debt	—	22,823	239,371	—	262,194
Subordinated Debt	—	20,454	92,595	—	113,049
Collateralized Securities	—	—	127,212	—	127,212
Equity/Other	3,106	2,733	117,107	76,850	199,796
Total	$3,106	$625,970	$1,628,788	$76,850	$2,334,714
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
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2018:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2017	$1,254,503	$203,881	$61,089	$160,195	$103,738	$1,783,406
Net change in unrealized appreciation (depreciation) on investments	(2,206)	(14,721)	(1,404)	5,618	(5,362)	(18,075)
Purchases and other adjustments to cost	454,338	100,363	57,183	22,103	49,838	683,825
Sales and redemptions	(669,650)	(58,890)	(24,407)	(29,822)	(37,962)	(820,731)
Net realized gains (losses)	(3,876)	961	134	(30,882)	6,855	(26,808)
Transfers in	110,613	7,777	—	—	—	118,390
Transfers out	(91,219)	—	—	—	—	(91,219)
Balance as of December 31, 2018	$1,052,503	$239,371	$92,595	$127,212	$117,107	$1,628,788
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(18,972)	$(14,413)	$(1,763)	$859	$(2,169)	$(36,458)
Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.
For the year ended December 31, 2018, there were no transfers out of Level 1 to Level 2. For the year ended December 31, 2018, investments in thirteen companies were transferred out of Level 2 to Level 3. For the year ended December 31, 2018, investments in eight companies were transferred from Level 3 to Level 2 as the number of observable market quotes increased.

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
Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur.
The composition of the Company’s investments as of December 31, 2018, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,751,866	$1,632,463	70.0%
Senior Secured Second Lien Debt	278,108	262,194	11.2%
Subordinated Debt	118,407	113,049	4.8
Collateralized Securities	154,930	127,212	5.4
Equity/Other	177,021	199,796	8.6
Total	$2,480,332	$2,334,714	100.0%
The composition of the Company’s investments as of December 31, 2017, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,865,392	$1,776,534	71.0%
Senior Secured Second Lien Debt	239,258	238,513	9.5
Subordinated Debt	97,916	94,339	3.8
Collateralized Securities	193,529	160,195	6.4
Equity/Other	202,533	233,942	9.3
Total	$2,598,628	$2,503,523	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2018. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$566,295	Discounted Cash Flow	Market Yield	6.98%	18.95%	10.44%
Senior Secured First Lien Debt (b)	$290,597	Yield Analysis	Market Yield	6.50%	19.43%	11.55%
Senior Secured First Lien Debt (b)	$111,549	Waterfall Analysis	Discount Rate	17.00%	19.00%	18.00%
Senior Secured First Lien Debt (b)	$6,142	Waterfall Analysis	Revenue Multiple	0.38x	0.89x	0.77x
Senior Secured First Lien Debt (b)	$5,944	Waterfall Analysis	EBITDA Multiple	0.29x	6.05x	3.45x
Senior Secured Second Lien Debt (d)	$171,022	Yield Analysis	Market Yield	10.00%	23.04%	13.39%
Senior Secured Second Lien Debt (d)	$54,800	Discounted Cash Flow	Market Yield	10.05%	15.44%	12.29%
Senior Secured Second Lien Debt (d)	$1,947	Waterfall Analysis	Revenue Multiple	1.6x	1.7x	1.65x
Subordinated Debt (c) (e)	$37,192	Waterfall Analysis	Discount Rate	8.00%	9.00%	N/A
Subordinated Debt (e)	$29,572	Yield Analysis	Market Yield	11.63%	21.84%	15.14%
Subordinated Debt (c) (e)	$5,560	Waterfall	EBITDA Multiple	9.54x	9.54x	N/A
Subordinated Debt (c) (e)	$189	Asset Recovery / Take Out	Asset Recovery Percentage	36.96%	36.96%	N/A
Collateralized Securities	$127,212	Discounted Cash Flow	Discount Rate	7.50%	33.00%	17.85%
Equity/Other (f)	$28,973	Discounted Cash Flow	Market Yield	11.07%	12.07%	11.57%
Equity/Other (f)	$23,579	Waterfall Analysis	Discount Rate	17.00%	19.00%	18.00%
Equity/Other (f)	$15,819	Waterfall Analysis	EBITDA Multiple	4.25x	12.0x	6.47x
Equity/Other (f)	$2,235	Waterfall	Appraisal Value	21,923.96	21,923.96	N/A
Equity/Other (f)	$682	Waterfall	TBV Multiple	1.45x	1.45x	1.45x
Equity/Other (f)	$42	Waterfall	Revenue Multiple	0.12x	0.12x	0.12x
Equity/Other (f)	$11	Option Pricing Method	Volatility	50.00%	70.00%	60.00%
______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)	The remaining $183.5 million of senior secured first lien debt consisted of $72.0 million which were valued using a Scenario-Based analysis technique factoring in various unobservable inputs.

(c)	Weighted average not applicable as this asset category contains one investment.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

(d)	The remaining $11.6 million of senior secured second lien debt were valued using a Scenario-Based analysis technique factoring in various unobservable inputs.

(e)	The remaining $20.1 million of subordinated debt were valued using a Scenario-Based analysis technique factoring in various unobservable inputs.

(f)	The remaining $45.8 million of equity/other investments were valued using the Current Method.
There were no significant changes in valuation approach or technique as of December 31, 2018.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of December 31, 2018, the Company had eight portfolio companies, which represented fourteen investments, on non-accrual status with a total principal amount of $171.4 million, amortized cost of $117.4 million, and fair value of $43.8 million which represented 5.7%, 4.7% and 1.9% of the investment portfolio's total principal, amortized cost and fair value, respectively. As of December 31, 2017, the Company had four portfolio companies, which represented eight portfolio investments, on non-accrual status with a total principal amount of $120.2 million, amortized cost of $97.6 million, and fair value of $21.0 million which represented 4.0%, 3.8% and 0.8% of the investment portfolio's total principal, amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
Note 4 — Related Party Transactions and Arrangements
Investment Advisory Agreement
Pursuant to the Investment Advisory Agreement and for the investment advisory and management services provided thereunder, the Company pays the Adviser a base management fee and an incentive fee.
Prior to February 1, 2019, our Adviser provided investment advisory and management services under the investment advisory and management services agreement, effective November 1, 2016 (the “Prior Investment Advisory Agreement”), and most recently re-approved by the Board in August 2018. The terms of the Prior Investment Advisory Agreement were materially identical to the Investment Advisory Agreement. The Prior Investment Advisory Agreement automatically terminated on February 1, 2019 upon the indirect change of control of the Adviser on the consummation of Franklin Resources, Inc.’s (“FRI”) and Templeton International, Inc.’s (collectively with FRI, “Franklin Templeton”) acquisition of BSP (the “FT Transaction”). The Investment Advisory Agreement was approved by stockholders at a special meeting held on January 11, 2019, and took effect February 1, 2019. For additional information regarding the FT Transaction, please see “Note 18 - Subsequent Events”.
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
As of December 31, 2018 and December 31, 2017, $9.7 million and $9.9 million was payable to the Adviser for base management fees, respectively.
For the years ended December 31, 2018, 2017 and 2016, the Company incurred $39.8 million, $39.1 million and $38.1 million, respectively, in base management fees under the Investment Advisory Agreement.
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

As of December 31, 2018 and December 31, 2017, $5.7 million and $4.6 million was payable to the Adviser for the incentive fee on income, respectively.
For the years ended December 31, 2018, 2017 and 2016, the Company incurred $21.7 million, $19.7 million and $17.9 million, respectively, in incentive fees on income under the Investment Advisory Agreement.
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
Administration Agreement
In connection with the Administration Agreement, BSP provides the Company with office facilities and administrative services. As of December 31, 2018 and December 31, 2017, $0.7 million and $0.6 million was payable to BSP under the Administration Agreement, respectively.
For the years ended December 31, 2018, 2017 and 2016, the Company incurred $2.5 million, $2.6 million and zero, respectively, in administrative service fees under the Administration Agreement.
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
Triangle Transaction
On April 3, 2018, BSP, through its affiliate BSP TCAP Acquisition Holdings LP (the “Acquisition Entity”), entered into an Asset Purchase Agreement (the “APA”) with Triangle Capital Corporation (“Triangle”) under which certain funds advised by BSP agreed to acquire Triangle’s Investment Portfolio (the “Triangle Portfolio”) for $981.2 million in cash, as adjusted in accordance with the terms of the APA (the “Triangle Transaction”). The Adviser is an affiliate of BSP, and the Company participated in the Triangle Transaction by purchasing a portion of the Triangle Portfolio, facilitated through the Acquisition Entity.
On July 31, 2018, BSP completed the Triangle Transaction. The gross cash proceeds paid to Triangle were approximately $793.3 million, after adjustments to take into account portfolio activity and other matters occurring since December 31, 2017. In accordance with BSP’s allocation policy, the Company acquired approximately 24% of the assets in the Triangle Portfolio for an aggregate purchase price of $188.1 million. The final allocation of the investments in the Triangle Portfolio by BSP was based on a number of factors, including, among others, the Company’s available capital at the time of allocation, changes in the composition of the Triangle Portfolio between the signing of the APA and the closing of the Triangle Transaction, the suitability of the investments in Triangle’s Portfolio for the Company as compared to the other funds managed by BSP, regulatory guidance regarding the allocation of certain Triangle Portfolio assets between funds managed by BSP and changes in the relative size of the funds managed by BSP.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Private Placement in connection with FT Transaction
In connection with the FT Transaction, on November 1, 2018, the Company issued approximately 6.1 and 4.9 million shares of our common stock to FRI and BSP, respectively, at a purchase price of $8.20 per share in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). For additional information regarding the FT Transaction, please see “Note 18 - Subsequent Events”.
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
Other Affiliated Parties
The Adviser is the investment adviser of BDCA. The Adviser is an affiliate of BSP, an SEC registered investment adviser. The Adviser and BSP are under common control. Prior to the consummation of the FT Transaction on February 1, 2019, the Adviser was affiliated and under common control with Providence Equity Capital Markets L.L.C. (“PECM”), an SEC registered investment adviser on the BSP platform. The Adviser was affiliated and under common control with Providence Equity Partners L.L.C. (“PEP”), an SEC registered investment adviser. PEP is a global private equity investment adviser and maintains an information barrier between itself and the Adviser, BSP and PECM. The Adviser was affiliated and under common control with Merganser Capital Management, LLC (“Merganser”), an SEC registered investment adviser. BSP, the Adviser, PECM, Merganser and PEP’s respective Form ADV’s are publicly available for review on the SEC Investment Adviser Public Disclosure website.
Note 5 — Borrowings
Wells Fargo Credit Facility
On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank as collateral agent, account bank and collateral custodian (as amended from time to time, the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility, which was subsequently amended on January 14, 2013, April 26, 2013, September 9, 2013, June 30, 2014, May 29, 2015, November 4, 2015, January 8, 2016, October 31, 2016, May 18, 2017, April 3, 2018, May 9, 2018, November 8, 2018, and December 21, 2018, provides for borrowings in an aggregate principal amount of up to $545.0 million on a committed basis. The Wells Fargo Credit Facility has a maturity date of May 9, 2023.
The Wells Fargo Credit Facility is priced at the one-month maturity LIBOR, with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I is subject to a non-usage fee to the extent the aggregate principal amount available under the Wells Fargo Credit Facility has not been borrowed. The non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeds 25%.
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
2022 Notes
On December 14, 2017, the Company entered into a Purchase Agreement (the “2022 Notes Purchase Agreement”) with Sandler O’Neill & Partners, L.P (the “Initial Purchaser”) relating to the Company's sale of $150.0 million aggregate principal amount of its 4.75% fixed rate notes due 2022 (the “2022 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to institutional accredited investors under Rule 501(a)(1), (2), (3) or (7) under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The 2022 Notes Purchase Agreement also includes customary representations, warranties and covenants by the Company. Under the terms of the 2022 Notes Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The 2022 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2022 Notes was approximately $147.0 million, after deducting an offering price discount of approximately $0.8 million, as well as Initial Purchaser’s discounts and commissions of approximately $1.7 million and offering expenses of approximately $0.6 million, each payable by the Company. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives and for general corporate purposes.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

2023 Notes
On May 11, 2018, the Company entered into a Purchase Agreement (the “2023 Notes Purchase Agreement”) with the Initial Purchaser relating to the Company’s sale of $60 million aggregate principal amount of its 5.375% fixed rate notes due 2023 (the “Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to institutional accredited investors under Rule 501 (a)(1), (2), (3) or (7) under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The 2023 Notes Purchase Agreement also includes customary representations, warranties and covenants by the Company. Under the terms of the 2023 Notes Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2023 Notes were approximately $58.7 million, after deducting an offering price discount of approximately $0.3 million, as well as Initial Purchaser’s discounts and commissions of approximately $0.6 million and estimated offering expenses of approximately $0.4 million, each payable by the Company. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives and for general corporate purposes. The 2023 Notes were issued pursuant to the Indenture between the Company and The Trustee, and a Second Supplemental Indenture, dated as of May 16, 2018, between the Company and the Trustee. The 2023 Notes will mature on May 30, 2023, unless repurchased or redeemed in accordance with their terms prior to such date. The 2023 Notes bear interest at a rate of 5.375% per year payable semi-annually on May 30 and November 30 of each year, commencing on November 30, 2018. The 2023 Notes will be general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2023 Notes. The 2023 Notes will rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles or similar facilities, including credit facilities entered into by the Company’s wholly owned, special purpose financing subsidiaries. The Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2023 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture. In addition, if a change of control repurchase event, as defined in the Indenture, occurs prior to maturity, holders of the 2023 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2023 Notes at a repurchase price equal to 100% of the principal amount of the 2023 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
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
The weighted average annualized interest cost for all borrowings for the years ended December 31, 2018, 2017 and 2016 was 4.49%, 3.96% and 3.54%, respectively. The average daily debt outstanding for the years ended December 31, 2018, 2017 and 2016 was $1.3 billion, $981.3 million and $870.0 million, respectively. The maximum debt outstanding for the years ended December 31, 2018, 2017 and 2016 was $1,489.6 million, $1,226.6 million, and $993.1 million, respectively.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table represents borrowings as of December 31, 2018:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Balance Sheet
Wells Fargo Credit Facility	5/9/2023	$545,000	$294,651	$(8,163)	$286,488
Citi Credit Facility	5/28/2020	400,000	293,500	(1,127)	292,373
2023 Notes	5/30/2023	60,000	59,713	(833)	58,880
2022 Notes	12/30/2022	150,000	149,340	(1,824)	147,516
2020 Notes	9/1/2020	100,000	99,474	(209)	99,265
Totals		$1,255,000	$896,678	$(12,156)	$884,522

The following table represents borrowings as of December 31, 2017:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Balance Sheet
Wells Fargo Credit Facility	5/18/2022	$400,000	$188,051	$(6,299)	$181,752
Citi Credit Facility	5/28/2020	400,000	336,003	(1,902)	334,101
UBS Credit Facility	4/7/2018	232,500	232,500	(110)	232,390
2022 Notes	12/30/2022	150,000	149,175	(2,280)	146,895
2020 Notes	9/1/2020	100,000	99,158	(335)	98,823
JPMC PB Account	n/a	49,994	36,262	—	36,262
Totals		$1,332,494	$1,041,149	$(10,926)	$1,030,223

The following table represents interest and debt fees for the year ended December 31, 2018:

	Year ended December 31, 2018
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (3)	Other Fees (4)
Wells Fargo Credit Facility	(1)	(2)	$17,106	$1,659	$912
Citi Credit Facility	L+1.60%	0.50%	13,690	799	299
UBS Credit Facility	L+4.05%	n/a	3,696	110	57
2023 Notes	5.38%	n/a	2,057	115	—
2022 Notes	4.75%	n/a	7,290	456	12
2020 Notes	6.00%	n/a	6,316	126	—
JPMC PB Account	L+0.90%	n/a	570	—	—
Totals			$50,725	$3,265	$1,280
______________
(1) Interest rate is priced at one month's LIBOR with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum, depending on the composition of the portfolio of loans owned.
(2) The non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeds 25%.
(3) Amortization of deferred financing costs.
(4) Includes non-usage fees and custody fees.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following table represents interest and debt fees for the year ended December 31, 2017:

	Year ended December 31, 2017
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (3)	Other Fees (4)
Wells Fargo Credit Facility	(1)	(2)	$11,678	$1,224	$749
Citi Credit Facility	L+1.60%	0.50%	8,958	745	538
UBS Credit Facility	L+4.05%	n/a	12,361	415	106
2022 Notes	4.75%	n/a	243	16	—
2020 Notes	6.00%	n/a	6,316	125	15
JPMC PB Account	L+0.90%	n/a	362	—	—
Totals			$39,918	$2,525	$1,408
_________________
(1) Interest rate is priced at one month's LIBOR with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum, depending on the composition of the portfolio of loans owned.
(2) The non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the unused balance that exceeds 25%.
(3) Amortization of deferred financing costs.
(4) Includes non-usage fees, custody fees and trustee fees.
The following table represents interest and debt fees for the year ended December 31, 2016:

	Year ended December 31, 2016
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (5)	Other Fees (6)
Wells Fargo Credit Facility	(1)	(2)	$7,758	$1,082	$1,413
Deutsche Bank Credit Facility	L+4.25%	(3) (4)	679	412	295
Citi Credit Facility	L+1.70%	0.50%	6,891	889	592
UBS Credit Facility	L+4.05%	n/a	10,557	297	53
2020 Notes	6.00%	n/a	6,283	126	—
Totals			$32,168	$2,806	$2,353
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
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature. The fair value of the Company's 2020 Notes, 2022 Notes, and 2023 Notes are derived from market indications provided by Bloomberg Finance L.P. at December 31, 2018. The fair value of the Company's 2020 Notes and 2022 Notes are derived from market indications provided by Bloomberg Finance L.P. at December 31, 2017.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

At December 31, 2018, the carrying amount of our secured borrowings approximated their fair value. The fair values of our debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our borrowings are estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2018 and 2017, our borrowings would be deemed to be Level 3, as defined in Note 3.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below (amounts in thousands):

	Level	Carrying Amount at December 31, 2018	Fair Value at December 31, 2018
Wells Fargo Credit Facility	3	$294,651	$294,651
Citi Credit Facility	3	293,500	293,500
2023 Notes	3	59,713	59,820
2022 Notes	3	149,340	147,717
2020 Notes	3	99,474	102,287
		$896,678	$897,975

	Level	Carrying Amount at December 31, 2017	Fair Value at December 31, 2017
Wells Fargo Credit Facility	3	$188,051	$188,051
Citi Credit Facility	3	336,003	336,003
UBS Credit Facility	3	232,500	232,500
2022 Notes	3	149,175	148,811
2020 Notes	3	99,158	103,276
JPMC PB Account	n/a	36,262	36,262
		$1,041,149	$1,044,903
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
At December 31, 2018, the forward foreign currency contract was classified within Level 2 of the fair value hierarchy. The derivative held at period end was not subject to a master netting arrangement or other similar agreement.
Note 7 — Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2018, the Company had unfunded commitments on delayed draw term loans of $15.2 million, unfunded commitments on revolver term loans of $21.1 million and unfunded equity capital commitments of $0.5 million. As of December 31, 2017, the Company had unfunded commitments on delayed draw term loans of $38.7 million, unfunded commitments on revolver term loans of $19.8 million and unfunded equity capital commitments of $6.0 million. The unfunded commitments are disclosed in the Company's consolidated schedule of investments. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.

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
Guarantees
The Company has provided a non-recourse carveout guarantee to its controlled portfolio company, Park Ave RE Holdings, LLC, in connection with a secured loan. Although the loan is generally non-recourse in nature, the Company will nevertheless be responsible for liabilities of the portfolio company upon the occurrence of certain events deemed carveouts to such non-recourse nature (including fraud or misrepresentation, bankruptcy, misapplication of funds, and distributions or incurrence of additional indebtness in violation of the terms of the loan).
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
Note 9 — Common Stock
On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through December 31, 2018, the Company sold 211.5 million shares of common stock for gross proceeds of $2.2 billion, including the shares purchased by an affiliate of BSP and shares issued under the Company's DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. From inception of the Company's DRIP plan to December 31, 2018, the Company had repurchased 21.2 million shares of common stock through its share repurchase program for payments of $185.9 million.
The following table reflects the common stock activity for the year ended December 31, 2018 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	10,975,610	$90,000
Shares Issued through DRIP	4,720,005	38,983
Share Repurchases	(5,105,553)	(42,313)
	10,590,062	$86,670

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
On March 8, 2016, the Company's board of directors amended the Company's SRP. The Company intends to conduct tender offers on a semi-annual basis, instead of on a quarterly basis as was done previously. The Company intends to continue to limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% at each semi-annual tender offer. In addition, in the event of a stockholder’s death or disability, the Company may, in its sole discretion, accept up to the full amount tendered by such stockholder of the current net asset value per share. Any repurchases of shares made in connection with a stockholder’s death or disability may be included within the overall limitation imposed on tender offers during the relevant redemption period, which provides that the Company may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period. The Company's four most recent tender offers were oversubscribed.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Offer Date	Repurchase Date	Shares Tendered	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
September 12, 2012	October 8, 2012	—	—	$9.71	$—
December 13, 2012	January 15, 2013	46,975	10,732	$9.90	$106.22
March 27, 2013	April 25, 2013	29,625	29,625	$10.18	$301.58
July 15, 2013	August 13, 2013	30,365	30,365	$10.18	$308.97
October 22, 2013	November 21, 2013	55,255	55,255	$10.36	$572.44
February 4, 2014	March 6, 2014	68,969	68,969	$10.36	$714.52
June 6, 2014	July 11, 2014	117,425	117,425	$10.36	$1,216.38
August 7, 2014	September 10, 2014	111,854	111,854	$10.36	$1,158.80
December 19, 2014	January 23, 2015	313,101	313,101	$10.36	$3,243.73
March 16, 2015	April 15, 2015	162,688	162,688	$10.36	$1,685.45
June 26, 2015	July 31, 2015	533,527	533,527	$9.72	$5,185.88
September 18, 2015	October 20, 2015	728,874	728,874	$9.53	$6,946.17
December 23, 2015	January 25, 2016	7,375,871	3,053,869	$9.22	$28,156.67
July 26, 2016	December 31, 2016	17,004,354	6,715,864	$8.58	$57,622.10
June 8, 2017	July 6, 2017	11,747,753	3,433,482	$8.52	$28,576.26
December 19, 2017	January 19, 2018	21,521,235	2,547,524	$8.31	$21,350.21
June 15, 2018	July 16, 2018	20,864,620	2,348,835	$8.26	$19,401.38
December 14, 2018	January 18, 2019	21,586,074	2,241,000	$8.20	$18,376.18
Share amounts in the table above represent amounts filed in the tender offer.
Through December 31, 2018, the Company had repurchased an aggregate of 21.2 million shares of common stock for payments of $185.9 million. As of December 31, 2017, the Company had repurchased 16.0 million shares of common stock for payments of $143.6 million. Amounts include additional shares tendered for death and disability as permitted.
Note 11 — Earnings Per Share
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of December 31, 2018, 2017 and 2016.
The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the years ended December 31, 2018, 2017 and 2016.

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2018	2017	2016
Basic and diluted
Net increase in net assets resulting from operations	$28,246	$78,389	$94,402
Weighted average common shares outstanding	180,861,382	179,179,656	180,215,713
Net increase in net assets resulting from operations per share	$0.16	$0.44	$0.52
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
From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, especially during the period before the Company has substantially invested the proceeds from its IPO and Follow-on. As a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of December 31, 2018, the Company had accrued $10.5 million in stockholder distributions that were unpaid. As of December 31, 2017, the Company had accrued $9.9 million in stockholder distributions that were unpaid.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The table below reflects the cash distributions per share that we have paid on our common stock since January 2016.

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2016:
January 31, 2016	February 3, 2016	$0.07	$8,922	$4,298	$13,220
February 28, 2016	March 1, 2016	0.07	7,014	5,333	12,347
March 31, 2016	April 1, 2016	0.07	7,363	5,718	13,081
April 30, 2016	May 2, 2016	0.07	12,708	(2)	12,706
May 31, 2016	June 2, 2016	0.07	7,582	5,539	13,121
June 30, 2016	July 1, 2016	0.07	7,438	5,304	12,742
July 31, 2016	August 1, 2016	0.07	7,789	5,421	13,210
August 31, 2016	September 1, 2016	0.07	7,908	5,351	13,259
September 30, 2016	October 3, 2016	0.07	7,745	5,127	12,872
October 31, 2016	November 1, 2016	0.07	8,067	5,273	13,340
November 30, 2016	December 1, 2016	0.07	7,947	5,073	13,020
December 31, 2016	January 3, 2017	0.07	8,311	5,205	13,516
			$98,794	$57,640	$156,434
2017:
January 31, 2017	February 3, 2017	$0.07	$7,983	$5,081	$13,064
February 28, 2017	March 1, 2017	0.07	7,250	4,612	11,862
March 31, 2017	April 3, 2017	0.07	8,135	5,060	13,195
April 30, 2017	May 1, 2017	0.07	7,942	4,881	12,823
May 31, 2017	June 1, 2017	0.07	8,270	4,995	13,265
June 30, 2017	July 3, 2017	0.07	8,064	4,813	12,877
July 31, 2017	August 3, 2017	0.06	6,307	3,692	9,999
August 31, 2017	September 1, 2017	0.06	6,223	3,622	9,845
September 30, 2017	October 2, 2017	0.05	6,060	3,477	9,537
October 31, 2017	November 1, 2017	0.06	6,303	3,574	9,877
November 30, 2017	December 1, 2017	0.05	6,140	3,443	9,583
December 31, 2017	January 2, 2018	0.06	6,388	3,535	9,923
			$85,065	$50,785	$135,850
2018:
January 31, 2018	February 1, 2018	$0.06	$6,443	$3,503	$9,946
February 28, 2018	March 1, 2018	0.05	5,809	3,129	8,938
March 31, 2018	April 1, 2018	0.05	6,436	3,407	9,843
April 30, 2018	May 1, 2018	0.05	6,288	3,255	9,543
May 31, 2018	June 1, 2018	0.06	6,577	3,309	9,886
June 29, 2018	July 2, 2018	0.05	6,405	3,182	9,587
July 31, 2018	August 1, 2018	0.06	6,670	3,258	9,928
August 31, 2018	September 4, 2018	0.06	6,687	3,188	9,875
September 28, 2018	October 1, 2018	0.05	6,459	3,061	9,520
October 31, 2018	November 1, 2018	0.05	6,713	3,144	9,857
November 30, 2018	December 3, 2018	0.05	7,137	3,012	10,149
December 31, 2018	January 2, 2019	0.06	7,411	3,095	10,506
			$79,035	$38,543	$117,578

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
The tax character of distributions for the fiscal years ended December 31, 2018, 2017 and 2016 were as follows (dollars in thousands):

	2018		2017		2016
Ordinary income distributions	$117,578	100.0%	$135,850	100.0%	$156,434	100.0%
Capital gains distributions	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total distributions	$117,578	100.0%	$135,850	100.0%	$156,434	100.0%
For the years ended December 31, 2018, 2017 and 2016, the reconciliation of net increase in net assets resulting from operations to taxable income is as follows (dollars in thousands):

	2018	2017	2016
Book income from operating activities	$28,246	$78,389	$94,402
Net unrealized (gain) loss on investments	135	(25,512)	2,267
Nondeductible expenses	1,605	1,619	1,140
Temporary differences	91,232	91,787	76,469
Taxable income before deductions for distributions paid	$121,218	$146,283	$174,278
As of December 31, 2018, 2017 and 2016, the components of accumulated gain and losses on a tax basis were as follows:

	2018	2017	2016
Undistributed ordinary income	$19,831	$33,312	$46,797
Undistributed long-term capital loss carryforward	(82,139)	(75,415)	(16,896)
Total undistributed net earnings (loss carryforward)	(62,308)	(42,103)	29,901
Net unrealized loss on investments	(287,449)	(216,881)	(231,229)
Total distributed (undistributed) taxable income	$(349,757)	$(258,984)	$(201,328)

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

As of December 31, 2018, the Company had long term capital loss carryforwards, with no expirations of $82.1 million available to offset future realized capital gains.
At December 31, 2018, gross unrealized appreciation and gross unrealized depreciation based on cost for federal income tax purposes are as follows:

December 31, 2018
Tax cost	$2,622,163
Gross unrealized appreciation	52,091
Gross unrealized depreciation	(339,540)
Total investments, at fair value	$2,334,714
During 2018, as a result of permanent book-to-tax differences, the Company made reclassifications among components of net assets as follows:

	Accumulated under distributed net investment losses	Accumulated over distributed realized gains	Paid in capital
2018	$(1,556)	$(1,194)	$2,750
The differences were attributable to non-deductible expenses, investments in partnerships, controlled foreign corporations, certain debt investments and subsidiaries. Aggregate stockholders’ equity was not affected by this reclassification.
Tax information for the fiscal year ended December 31, 2018 is an estimate and will not be finally determined until the Company files its 2018 tax return.
The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company's current tax year, 2017, 2016 and 2015 federal tax returns remain subject to examination by the Internal Revenue Service.
As of December 31, 2018, the Company had a deferred tax asset of $1.3 million and a deferred tax liability of $(4.1) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.3 million. As of December 31, 2017, the Company had a deferred tax asset of $1.6 million and a deferred tax liability of $(3.6) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.6 million. As of December 31, 2016, the Company had a deferred tax asset of $2.3 million and a deferred tax liability of $(2.6) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $2.2 million.
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
As of December 31, 2018, the Company had differences between book basis and tax basis cost of investments of $140.7 million from investments classified as partnerships, passive foreign investment companies, or controlled foreign corporations for U.S. tax purposes and $(1.1) million from amortization of market discount. As of December 31, 2017, the Company had differences between book basis and tax basis cost of investments of $121.9 million from investments classified as partnerships, passive foreign investment companies, or controlled foreign corporations for U.S. tax purposes and $(0.2) million from amortization of market discount. As of December 31, 2016, the Company had differences between book basis and tax basis cost of investments of $112.3

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

million from investments classified as partnerships, passive foreign investment companies, or controlled foreign corporations for U.S. tax purposes and $(2.1) million from amortization of market discount.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Note 14 — Financial Highlights
The following is a schedule of financial highlights for the years ended December 31, 2018, 2017, 2016, 2015 and 2014:

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Per share data:
Net asset value, beginning of period	$8.30	$8.62	$8.97	$9.74	$9.86
Results of operations (1)
Net investment income	0.57	0.59	0.67	0.66	0.71
Net realized and unrealized loss on investments, net of deferred taxes	(0.41)	(0.15)	(0.14)	(0.60)	(0.14)
Net realized and unrealized gain on total return swap	—	—	—	—	0.09
Net unrealized depreciation on minority interests	—	—	(0.01)	(0.01)	(0.01)
Net unrealized appreciation on from forward currency exchange contracts	—	—	—	—	—
Net increase in net assets resulting from operations	0.16	0.44	0.52	0.05	0.65
Stockholder distributions (2)
Distributions from net investment income	(0.65)	(0.76)	(0.87)	(0.77)	(0.71)
Distributions from net realized gain on investments and total return swap	—	—	—	(0.01)	(0.16)
Return of capital	—	—	—	(0.09)	—
Net decrease in net assets resulting from stockholder distributions	(0.65)	(0.76)	(0.87)	(0.87)	(0.87)
Capital share transactions
Issuance of common stock (3)	0.01	—	—	0.18	0.25
Repurchases of common stock	—	—	—	(0.12)	(0.04)
Offering costs	—	—	—	(0.01)	(0.11)
Net increase (decrease) in net assets resulting from capital share transactions	0.01	—	—	0.05	0.10
Net asset value, end of period	$7.82	$8.30	$8.62	$8.97	$9.74
Shares outstanding at end of period	190,324,059	179,733,998	177,120,791	179,142,028	157,534,040
Total return (5)	1.96%	5.24%	6.02%	0.67%	7.63%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$1,492,719	$1,494,516	$1,529,734	$1,610,485	$1,535,423
Ratio of net investment income to average net assets (4)(7)	6.92%	7.01%	7.64%	7.11%	7.41%
Ratio of operating expenses to average net assets (4)(7)	8.84%	7.68%	6.91%	5.08%	4.46%
Ratio of incentive fees to average net assets (4)	1.45%	1.30%	1.14%	0.41%	0.51%
Ratio of debt related expenses to average net assets	3.70%	2.90%	2.38%	1.65%	0.95%
Portfolio turnover rate (6)	45.58%	40.06%	24.99%	32.21%	89.03%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

______________

(1)
The per share data was derived by using the weighted average shares outstanding during the period. Net investment income per share excluding the expense waiver and reimbursement equals $0.57 for the year ended December 31, 2018. Net investment income per share excluding the expense waiver and reimbursement equals $0.59 for the year ended December 31, 2017. Net investment income per share excluding the expense waiver and reimbursement equals $0.67 for the year ended December 31, 2016. Net investment income per share excluding the expense waiver and reimbursement equals $0.64 for the year ended December 31, 2015. Net investment income per share excluding the expense waiver and reimbursements equals $0.72 for the year ended December 31, 2014.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock.

(4)
For the years ended December 31, 2018, 2017 and 2016 there was no expense waiver. For the year ended December 31, 2015, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses, and incentive fees to average net assets is 6.89%, 5.30%, and 0.63%, respectively. For the year ended December 31, 2014, excluding the expense waiver and reimbursement, the ratio of net investment income, operating expenses, and incentive fees to average net assets is 7.53%, 4.58%, and 0.62%, respectively.

(5)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the years ended December 31, 2018, December 31, 2017, December 31, 2016, December 31, 2015, and December 31, 2014, includes the effect of expense waivers and reimbursements which equaled 0.00%, 0.00%, 0.00%, 0.22% and 0.11%, respectively.

(6)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value.

(7)	Offering cost are not included as an expense in the calculation of this ratio.
Note 15 – Selected Quarterly Data (Unaudited)
The following is the quarterly results of operations for the years ended December 31, 2018, 2017 and 2016. The operating results for any quarter are not necessarily indicative of results for any future period:

Quarter Ended	Total Investment Income	Net Investment Income	Net Realized and Unrealized Gain (Loss)	Net Increase (Decrease) In Net Assets Resulting from Operations	Net Investment Income per Share	Net Increase (Decrease) in Net Assets Resulting from Operations per Share	Net Asset Value per Common Share at End of Quarter
December 31, 2018	$60,404	$25,617	$(66,043)	$(40,426)	$0.14	$(0.22)	$7.82
September 30, 2018	59,182	25,799	2,684	28,483	0.14	0.16	8.20
June 30, 2018	58,922	25,815	(7,602)	18,213	0.14	0.10	8.20
March 31, 2018	58,504	26,154	(4,178)	21,976	0.15	0.12	8.26
December 31, 2017	56,042	26,021	999	27,020	0.15	0.15	8.30
September 30, 2017	54,845	26,530	(9,242)	17,288	0.15	0.10	8.31
June 30, 2017	56,261	26,690	(11,976)	14,714	0.15	0.08	8.38
March 31, 2017	56,672	26,770	(7,403)	19,367	0.15	0.11	8.52
Note 16 – Senior Securities
Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of the years ended December 31, 2018, 2017, 2016, 2015, 2014. The Company had no senior securities outstanding as of December 31, 2010 or any prior fiscal years.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

The following is a summary of the senior securities as of December 31, 2018 (dollars in thousands).

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Wells Fargo Credit Facility	$294,651	$—	$—	N/A
Citi Credit Facility	293,500	—	—	N/A
2023 Notes	59,713	—	—	N/A
2022 Notes	149,340	—	—	N/A
2020 Notes	99,474	—	—	N/A
	$896,678	$2,688	$—	N/A
The following is a summary of the senior securities as of December 31, 2017 (dollars in thousands).

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Wells Fargo Credit Facility	$188,051	$—	$—	N/A
Citi Credit Facility	336,003	—	—	N/A
UBS Credit Facility	232,500	—	—	N/A
2022 Notes	149,175	—	—	N/A
2020 Notes	99,158	—	—	N/A
JPMC PB Account	36,262	—	—	N/A
	$1,041,149	$2,435	$—	N/A
The following is a summary of the senior securities as of December 31, 2016 (dollars in thousands).

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Wells Fargo Credit Facility	$298,152	$—	$—	N/A
Citi Credit Facility	286,003	—	—	N/A
UBS Credit Facility	232,500	—	—	N/A
2020 Notes	98,842	—	—	N/A
	$915,497	$2,671	$—	N/A
The following is a summary of the senior securities as of December 31, 2015 (dollars in thousands).

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Wells Fargo Credit Facility	$263,087	$—	$—	N/A
Deutsche Bank Credit Facility	—	—	—	N/A
Citi Credit Facility	270,625	—	—	N/A
UBS Credit Facility	210,000	—	—	N/A
2020 Notes	98,526	—	—	N/A
	$842,238	$2,912	$—	N/A

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

(2)
The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.

(3)	Not applicable because senior securities are not registered for public trading.
Note 17 – Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2018:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2017	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at December 31, 2018
Control Investments
California Resources Development JV, LLC - Preferred Equity - 9.00% (11)	Equity/Other	Metals & Mining	$4,132	$26,984	$11,899	$(9,680)	$—	$(230)	$28,973
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (4) (10) (11)	Equity/Other	Food Products	—	—	—	—	—	—	—
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) - L+12.50% (14.84%), 9/25/2020 (4) (8) (11)	Senior Secured First Lien Debt	Food Products	—	—	2,829	—	—	390	3,219
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) - L+12.50% (14.84%), 9/25/2020 (4) (8) (11)	Senior Secured First Lien Debt	Food Products	—	4,096	—	—	—	(637)	3,459
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) - L+12.50% (14.84%), 9/25/2020 (4) (8) (11)	Senior Secured First Lien Debt	Food Products	—	9,467	—	—	—	(1,775)	7,692
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (4) (10) (11)	Equity/Other	Food Products	—	—	—	—	—	—	—
CRS-SPV, Inc. (10) (11)	Equity/Other	Business Services	—	—	2,219	—	—	2	2,221
Kahala Ireland OpCo Designated Activity Company - L+5.00% (13.00%), 12/23/2028 (3) (8) (11)	Senior Secured First Lien Debt	Aerospace & Defense	17,447	141,549	—	(30,000)	—	—	111,549
Kahala Ireland OpCo Designated Activity Company - Common Equity (3) (10) (11)	Equity/Other	Aerospace & Defense	—	11,709	—	—	—	8,620	20,329
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (3) (10) (11)	Equity/Other	Aerospace & Defense	—	3,250	—	(20)	—	20	3,250
Kahala US OpCo LLC - Class A Preferred Units - 13.00% (3) (10) (11)	Equity/Other	Aerospace & Defense	—	—	—	—	—	—	—
NexSteppe Inc. - Series C Preferred Stock Warrant (10) (11)	Equity/Other	Chemicals	—	—	—	—	—	—	—
NexSteppe Inc. - 12.00%, 9/30/2018 (8) (11)	Senior Secured First Lien Debt	Chemicals	—	—	250	—	—	(250)	—

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2017	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at December 31, 2018
NexSteppe Inc. - 12.00%, 9/30/2018 (8) (11)	Senior Secured First Lien Debt	Chemicals	$—	$—	$—	$—	$—	$—	$—
NMFC Senior Loan Program I, LLC	Equity/Other	Diversified Investment Vehicles	6,051	50,805	—	—	—	(232)	50,573
Park Ave RE Holdings, LLC - 13.00%, 12/31/2021 (2) (8) (9) (11)	Subordinated Debt	Real Estate Management & Development	4,902	37,192	—	—	—	—	37,192
Park Ave RE Holdings, LLC - Common Shares (2) (10) (11)	Equity/Other	Real Estate Management & Development	—	12,678	102	—	—	2,798	15,578
Park Ave RE Holdings, LLC - Preferred Shares - 8.00% (2) (10) (11)	Equity/Other	Real Estate Management & Development	—	23,645	—	—	—	—	23,645
South Grand MM CLO I, LLC (7)	Equity/Other	Diversified Investment Vehicles	100	28,904	—	(29,555)	460	191	—
Total Control Investments			$32,632	$350,279	$17,299	$(69,255)	$460	$8,897	$307,680

Affiliate Investments
Answers Corporation - Common Equity (10) (11)	Equity/Other	Technology	$—	$14,231	$—	$—	$—	$(12,322)	$1,909
Answers Corporation (7) (11)	Senior Secured First Lien Debt	Technology	82	2,916	7	(3,007)	55	29	—
Answers Corporation - L+7.90% (9.00%), 9/15/2021 (7) (11)	Senior Secured Second Lien Debt	Technology	557	4,371	153	(4,675)	435	(284)	—
B&M CLO 2014-1, LTD. Subordinated Notes - 11.61%, 4/16/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	767	12,804	—	(3,003)	(1,857)	(1,915)	6,029
Basho Technologies, Inc. (7)	Senior Secured First Lien Debt	Software	—	—	—	(1,238)	(5,247)	6,485	—
Basho Technologies, Inc. (7)	Senior Secured First Lien Debt	Software	—	—	—	—	(2,550)	2,550	—
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant (7)	Equity/Other	Software	—	—	—	—	(2,000)	2,000	—
CVP Cascade CLO, LTD. Subordinated Notes - 62.02%, 1/16/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	633	4,121	—	(1,143)	(5,500)	3,688	1,166
Danish CRJ LTD. - Common Equity (10) (11)	Equity/Other	Aerospace & Defense	—	605	—	(1)	—	(604)	—
Figueora - Class F Notes - 12.34%, 1/15/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	465	—	8,000	—	—	(492)	7,508
Figueroa CLO 2014-1, LTD. Subordinated Notes - 18.83%, 1/15/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	882	12,508	—	(852)	(4,000)	(188)	7,468
Frank Entertainment Group, LLC - 6.00%, 6/1/2022 (11)	Senior Secured First Lien Debt	Media Entertainment	—	—	1,836	—	—	(395)	1,441
Frank Entertainment Group, LLC - 2.50%, 6/1/2022 (11)	Senior Secured Second Lien Debt	Media Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (10) (11)	Equity/Other	Media Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (10) (11)	Equity/Other	Media Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (10) (11)	Equity/Other	Media Entertainment	—	—	—	—	—	—	—
Frontstreet Facility Solutions, Inc. (10) (11)	Equity/Other	Telecom	—	—	—	—	—	—	—

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2017	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at December 31, 2018
Frontstreet Facility Solutions, Inc. -13.00%, 3/1/2021 (11)	Subordinated Debt	Telecom	$126	$—	$227	$—	$—	$(38)	$189
MidOcean Credit CLO II, LLC Income Notes - 12.13%, 1/29/2025 (11)	Collateralized Securities	Diversified Investment Vehicles	2,130	20,651	—	(431)	—	(3,686)	16,534
MidOcean Credit CLO III, LLC Subordinated Notes - 15.05%, 7/21/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	2,398	17,508	1,738	(1,847)	(3,300)	552	14,651
MidOcean Credit CLO IV, LLC Income Notes - 10.02%, 4/15/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	1,128	12,212	—	(1,184)	—	(2,433)	8,595
NewStar Arlington Senior Loan Program LLC Class FR Notes - 18.47%, 7/25/2025 (11)	Collateralized Securities	Diversified Investment Vehicles	3,973	25,439	—	(2,050)	—	1,399	24,788
NewStar Arlington Senior Loan Program LLC Class FR Notes - 13.34%, 4/25/2031 (11)	Collateralized Securities	Diversified Investment Vehicles	455	—	4,532	—	—	(107)	4,425
NewStar Exeter Fund CLO – Debt - 9.85%, 1/20/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	1,212	8,660	161	—	—	(241)	8,580
NewStar Exeter Fund CLO – Equity - 17.24%, 1/19/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	517	13,089	—	(2,141)	(7,000)	7,947	11,895
OFSI Fund VI, Ltd. - Subordinated Notes - 0.00%, 3/20/2025 (11)	Collateralized Securities	Diversified Investment Vehicles	183	10,162	—	(3,003)	(1,000)	(3,151)	3,008
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	1,264	10,136	—	(1,518)	—	87	8,705
Related Fee Agreements (5)	Collateralized Securities	Diversified Investment Vehicles	92	3,917	—	(2,838)	(343)	585	1,321
Silver Spring CLO, Ltd. - 4.84%, 10/16/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	370	10,363	—	(8,241)	(6,882)	4,760	—
Tax Defense Network, LLC - L+6.00% (10.00%), 8/27/2019 (8) (11)	Senior Secured First Lien Debt	Diversified Consumer Services	157	7,477	—	(314)	—	764	7,927
Tax Defense Network, LLC - Common Equity (10) (11)	Equity/Other	Diversified Consumer Services	—	—	—	—	—	—	—
Tax Defense Network, LLC - Preferred Equity (10) (11)	Equity/Other	Diversified Consumer Services	—	—	—	—	—	—	—
Team Waste, LLC - Preferred Units (10) (11)	Equity/Other	Industrials	—	—	2,234	—	—	1	2,235
Tennenbaum Waterman Fund, L.P. (10) (11)	Equity/Other	Diversified Investment Vehicles	1,254	10,427	—	—	—	(290)	10,137
THL Credit Greenway Fund II LLC	Equity/Other	Diversified Investment Vehicles	1,048	11,373	856	(4,659)	—	(135)	7,435
TwentyEighty, Inc. - Class A Common Equity (11)	Equity/Other	Media	—	—	—	—	—	—	—
TwentyEighty, Inc. - L+8.00% (10.33%), 3/31/2020 (8) (11)	Senior Secured First Lien Debt	Media	307	2,853	131	(2,620)	337	(401)	300
TwentyEighty, Inc. - 4.00%, 3/31/2020 (8) (11)	Senior Secured First Lien Debt	Media	1,183	4,719	925	—	—	778	6,422
TwentyEighty, Inc. - 0.25%, 3/31/2020 (8) (11)	Senior Secured First Lien Debt	Media	1,137	3,739	1,125	—	—	1,294	6,158
WhiteHorse VIII, Ltd. CLO Subordinated Notes - 6.89%, 5/1/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	(30)	8,761	—	(3,087)	(1,000)	(699)	3,975
World Business Lenders, LLC - Preferred Stock (10) (11)	Equity/Other	Consumer Finance	$—	$3,759	$—	$—	$—	$—	$3,759
Total Affiliate Investments			$22,290	$236,801	$21,925	$(47,852)	$(39,852)	$5,538	$176,560
Total Control & Affiliate Investments			$54,922	$587,080	$39,224	$(117,107)	$(39,392)	$14,435	$484,240

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

(1)	The principal amount and ownership detail are shown in the consolidated schedules of investments.

(2)	This investment was not deemed significant under Regulation S-X as of December 31, 2018.

(3)
For the year ended December 31, 2018, the Company had determined that it must include audited financial statements of Kahala Ireland Opco Designated Activity Company because it was a controlled investment and was required to do so under SEC Rule 3-09. The audited financial statements were attached as Exhibit 99.1 in the Company's 2018 Form 10-K.

(4)	This investment was not deemed significant under Regulation S-X as of December 31, 2018.

(5)	Not all Related Fee Agreements shown on the consolidated schedules of investments are Affiliated Investments.

(6)	Gross of deferred taxes in the amount of $0.5 million.

(7)	Investment no longer held as of December 31, 2018.

(8)	Investment paid or has the option to pay all or a portion of interest and dividends via payment-in-kind.

(9)	Portfolio company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be payment-in-kind.

(10)	Investment is non-income producing at December 31, 2018.

(11)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).

Dividends and interest for the year ended December 31, 2018 attributable to Controlled and Affiliated investments no longer held as of December 31, 2018 was $1.1 million.
Realized loss for the year ended December 31, 2018 attributable to Controlled and Affiliated investments no longer held as of December 31, 2018 was $15.7 million.
Change in unrealized gain for the year ended December 31, 2018 attributable to Controlled and Affiliated investments no longer held as of December 31, 2018 was $15.7 million.
The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2017:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2016	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at December 31, 2017
Control Investments
California Resources Development JV, LLC - Preferred Equity - 9.00% (11)	Equity/Other	Metals & Mining	$1,987	$—	$26,182	$—	$—	$802	$26,984
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) - L+12.50% (13.88%), 4/28/2019 (4) (8) (11)	Senior Secured First Lien Debt	Food Products	—	19,708	—	—	—	(6,145)	13,563
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (4) (10) (11)	Equity/Other	Food Products	—	—	—	—	—	—	—
Capstone Nutrition Class B and C Common Stock (fka Integrity Nutraceuticals, Inc.) (4) (10) (11)	Equity/Other	Food Products	$—	$—	$—	$—	$—	$—	$—
Kahala Ireland OpCo Designated Activity Company - L+8.00% (13.00%), 12/23/2028 (3) (8) (11)	Senior Secured First Lien Debt	Aerospace & Defense	19,245	149,409	140	(8,000)	—	—	141,549
Kahala Ireland OpCo Designated Activity Company - Common Equity (3) (10) (11)	Equity/Other	Aerospace & Defense	—	8,180	—	—	—	3,529	11,709
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (3) (10) (11)	Equity/Other	Aerospace & Defense	—	3,250	—	(48)	—	48	3,250

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Kahala US OpCo LLC (4) (7)	Senior Secured First Lien Debt	Aerospace & Defense	120	2,690	—	(2,690)	—	—	—
Kahala US OpCo LLC - Class A Preferred Units - 13.00% (4) (10) (11)	Equity/Other	Aerospace & Defense	—	4,000	—	(2,491)	(1,702)	193	—
NexSteppe Inc. - 12.00%, 9/30/2018 (8) (11)	Senior Secured First Lien Debt	Chemicals	381	—	8,250	(185)	—	(8,065)	—
NexSteppe Inc. - 12.00%, 9/30/2018 (8) (11)	Senior Secured First Lien Debt	Chemicals	—	—	1,500	—	—	(1,500)	—
NexSteppe Inc. - Series C Preferred Stock Warrant (10) (11)	Equity/Other	Chemicals	—	—	1,280	(1,000)	—	(280)	—
NMFC Senior Loan Program I, LLC	Equity/Other	Diversified Investment Vehicles	6,782	—	47,057	—	—	3,748	50,805
Park Ave RE Holdings, LLC - L+8.00% (13.00%), 12/31/2021 (2) (8) (9) (11)	Subordinated Debt	Real Estate Management & Development	4,902	37,192	—	—	—	—	37,192
Park Ave RE Holdings, LLC - Common Shares (2) (10) (11)	Equity/Other	Real Estate Management & Development	—	6,564	—	—	—	6,114	12,678
Park Ave RE Holdings, LLC - Preferred Shares - 8.00% (2) (10) (11)	Equity/Other	Real Estate Management & Development	946	23,645	—	—	—	—	23,645
South Grand MM CLO I, LLC	Equity/Other	Diversified Investment Vehicles	2,223	—	28,382	—	—	522	28,904
Total Control Investments			$36,586	$254,638	$112,791	$(14,414)	$(1,702)	$(1,034)	$350,279

Affiliate Investments
Answers Corporation - L+5.00% (6.57%), 4/15/2021 (11)	Senior Secured First Lien Debt	Technology	$151	$—	$2,967	$(23)	$1	$(29)	$2,916
Answers Corporation - L+5.00% (6.57%), 4/15/2021 (11)	Senior Secured First Lien Debt	Technology	(1)	—	17,064	(15,365)	(18,223)	16,524	—
Answers Corporation - L+5.00% (6.57%), 4/15/2021 (11)	Senior Secured First Lien Debt	Technology	1	—	2,954	(2,954)	—	—	—
Answers Corporation - L+7.90% (9.00%), 9/15/2021 (11)	Senior Secured Second Lien Debt	Technology	418	—	4,118	(35)	4	284	4,371
Answers Corporation - Common Equity (10) (11)	Equity/Other	Technology	—	—	11,361	—	—	2,870	14,231
B&M CLO 2014-1, LTD. Subordinated Notes - 0.00%, 4/16/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	277	16,772	—	(4,946)	—	978	12,804
Basho Technologies, Inc. - 17.00%, 5/31/2018 (8) (9) (11)	Senior Secured First Lien Debt	Software	72	—	3,904	(3,967)	69	(6)	—
Basho Technologies, Inc. - 17.00%, 5/31/2018 (8) (9) (11)	Senior Secured First Lien Debt	Software	—	—	918	—	—	(918)	—
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant - Expire 3/9/2025 (10) (11)	Equity/Other	Software	—	—	—	—	—	—	—
Basho Technologies, Inc. - Series G Senior Preferred Stock (10) (11)	Equity/Other	Software	$—	$—	$—	$—	$—	$—	$—
CVP Cascade CLO, LTD. Subordinated Notes - 0.00%, 1/16/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	3	8,868	—	(2,934)	—	(1,813)	4,121
CVP Cascade CLO-2, LTD. Subordinated Notes (7) (11)	Collateralized Securities	Diversified Investment Vehicles	191	11,593	—	(10,837)	(2,829)	2,073	—
Danish CRJ LTD. (7)	Senior Secured First Lien Debt	Aerospace & Defense	—	20	—	(7)	—	(13)	—
Danish CRJ LTD. - Common Equity (10) (11)	Equity/Other	Aerospace & Defense	—	407	—	—	—	198	605

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Figueroa CLO 2014-1, LTD. Subordinated Notes - 0.00%, 1/15/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	(103)	16,101	—	(3,520)	—	(73)	12,508
MidOcean Credit CLO II, LLC Income Notes -15.75%, 1/29/2025 (11)	Collateralized Securities	Diversified Investment Vehicles	2,380	22,419	—	(2,216)	—	448	20,651
MidOcean Credit CLO III, LLC Subordinated Notes - 1.31%, 7/21/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	715	23,341	—	(3,674)	—	(2,159)	17,508
MidOcean Credit CLO IV, LLC Income Notes - 1.44%, 4/15/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	689	15,505	—	(1,871)	—	(1,422)	12,212
NewStar Arlington Senior Loan Program LLC Subordinated Notes - 12.62%, 7/25/2025 (11)	Collateralized Securities	Diversified Investment Vehicles	4,930	24,491	—	(1,945)	—	2,893	25,439
NewStar Exeter Fund CLO – Debt - L+7.50% (8.86%), 1/19/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	1,106	8,455	162	—	—	43	8,660
NewStar Exeter Fund CLO – Equity - 3.45%, 1/19/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	1,645	20,579	—	(2,609)	—	(4,881)	13,089
NMFC Senior Loan Program I, LLC	Equity/Other	Diversified Investment Vehicles	—	47,057	—	(47,057)	—	—	—
Ocean Trails CLO V, LTD. (7)	Collateralized Securities	Diversified Investment Vehicles	48	29,144	—	(29,128)	906	(922)	—
OFSI Fund VI, Ltd. Subordinated Notes - 0.00%, 3/20/2025 (11)	Collateralized Securities	Diversified Investment Vehicles	617	17,354	—	(5,007)	—	(2,185)	10,162
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	705	9,788	2,691	(2,691)	10	338	10,136
Related Fee Agreements (5)	Collateralized Securities	Diversified Investment Vehicles	922	9,647	—	(3,607)	42	(2,165)	3,917
Silver Spring CLO, Ltd. Subordinated Notes - 0.00%, 10/16/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	94	12,007	—	(3,554)	—	1,910	10,363
South Grand MM CLO I, LLC	Equity/Other	Diversified Investment Vehicles	—	28,382	—	(28,382)	—	—	—
Squan Holding Corp. - L+4.50% (6.20%), 10/10/2019 (11)	Senior Secured First Lien Debt	Diversified Telecommunication Services	—	6,895	—	(6,895)	—	—	—
Squan Holding Corp. - Class A Common Stock (10) (11)	Equity/Other	Diversified Telecommunication Services	—	—	—	—	—	—	—
Squan Holding Corp. - Series A Preferred Stock (10) (11)	Equity/Other	Diversified Telecommunication Services	—	—	—	—	—	—	—
Tax Defense Network, LLC - L+13.00% (14.70%), 8/28/2019 (8) (11)	Senior Secured First Lien Debt	Diversified Consumer Services	1,075	—	18,682	(117)	1	(11,089)	7,477
Tax Defense Network, LLC - Common Equity (10) (11)	Equity/Other	Diversified Consumer Services	—	—	—	—	—	—	—
Tennenbaum Waterman Fund, L.P.	Equity/Other	Diversified Investment Vehicles	$1,270	$—	$10,169	$—	$—	$258	$10,427
TwentyEighty, Inc. - First Lien Debt - L+8.00% (9.42%), 3/31/2020 (8) (11)	Senior Secured First Lien Debt	Media	378	—	2,426	—	—	427	2,853
TwentyEighty, Inc. - First Lien Debt - 8.00%, 3/31/2020 (8) (11)	Senior Secured First Lien Debt	Media	928	—	4,535	—	—	184	4,719
TwentyEighty, Inc. - First Lien Debt - 9.00%, 3/31/2020 (8) (11)	Senior Secured First Lien Debt	Media	881	—	4,164	—	—	(425)	3,739
TwentyEighty, Inc. - Class A Common Equity (10) (11)	Equity/Other	Media	—	—	—	—	—	—	—

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

TwentyEighty, Inc. - Revolver (7)	Senior Secured First Lien Debt	Media	2	—	—	—	—	—	—
THL Credit Greenway Fund II LLC	Equity/Other	Diversified Investment Vehicles	957	12,850	—	(1,849)	—	372	11,373
WhiteHorse VIII, Ltd. CLO Subordinated Notes - 10.03%, 5/1/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	712	12,563	—	(2,859)	—	(943)	8,761
World Business Lenders, LLC - Preferred Stock (10) (11)	Equity/Other	Consumer Finance	—	—	4,441	—	—	(682)	3,759
Total Affiliate Investments			$21,063	$354,238	$90,556	$(188,049)	$(20,019)	$75	$236,801
Total Control & Affiliate Investments			$57,649	$608,876	$203,347	$(202,463)	$(21,721)	$(959)	$587,080

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
DRIP Sales
From January 1, 2019 through the filing of this Form 10-K, the Company has issued 1.1 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $8.9 million.
Share Repurchase Program
On December 14, 2018, the Company offered to purchase no less than 2,100,000 and up to approximately 2,700,000 shares of its common stock pursuant to its SRP at a price equal to $8.20 per share. The offer expired on January 18, 2019 (the “Expiration Date”). On the Expiration Date, the Company purchased 2,241,000 shares of its common stock for aggregate consideration of $18.4 million pursuant to the limitations of the SRP as detailed in Note 10.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)

Franklin Templeton Transaction
On February 1, 2019, Franklin Templeton completed its acquisition of BSP, including BSP’s 100% ownership interest in our Adviser (the “FT Transaction”). All investment professionals currently managing the Company and its investments, and all members of the BSP’s Investment Committee are expected to maintain their current responsibilities after the FT Transaction.
Siena Acquisition
On February 15, 2019, the Company acquired a controlling interest in Siena Capital Finance LLC (“Siena”), an independent commercial finance company offering asset based loans typically between $3.0 and $30.0 million to small and middle market businesses across the United States. Siena will operate independently as one of the Company’s portfolio companies.
Amendment to Wells Fargo Credit Facility
On March 15, 2019, the Company, through Funding I, entered into an amendment to the Wells Fargo Credit Facility (the “Wells Fargo Amendment”).
The Wells Fargo Credit Facility is priced at the one-month maturity LIBOR, plus a spread ranging between 1.65% and 2.50% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I is subject to a non-usage fee to the extent the aggregate principal amount available under the Wells Fargo Credit Facility has not been borrowed. The non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeds 25%; provided, that the non-usage fee has been temporarily reduced to 0.50% on any unused balance for the first three months following the date of the Wells Fargo Amendment.
The Wells Fargo Amendment, among other things, (i) increases the size of the Wells Fargo Credit Facility from $545.0 million to $600.0 million, (ii) adds a LIBOR floor of 0% and (iii) temporarily reduces the non-usage fee as described above.