Form 10-Q
period 2019-03-31
Business Development Corp of America
filed 2019-05-14
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None.

    The number of shares of the registrant's common stock, $0.001 par value, outstanding as of May 10, 2019 was 189,920,624.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $374,293 and $323,392, respectively)	$370,247	$307,680
Affiliate Investments, at fair value (amortized cost of $224,038 and $231,107, respectively)	178,965	176,560
Non-affiliate Investments, at fair value (amortized cost of $2,042,715 and $1,925,833, respectively)	1,979,604	1,850,474
Investments, at fair value (amortized cost of $2,641,046 and $2,480,332, respectively)	2,528,816	2,334,714
Cash and cash equivalents	79,385	96,692
Interest and dividends receivable	25,752	22,203
Receivable for unsettled trades	1,902	6,208
Prepaid expenses and other assets	1,570	2,514
Unrealized appreciation on forward currency exchange contracts	—	993
Total assets	$2,637,425	$2,463,324

LIABILITIES
Debt (net of deferred financing costs of $11,817 and $12,156, respectively)	$1,012,995	$884,522
Stockholder distributions payable	10,443	10,506
Management fees payable	9,444	9,711
Incentive fee on income payable	8,206	5,690
Accounts payable and accrued expenses	17,787	15,153
Payable for unsettled trades	56,404	32,921
Interest and debt fees payable	12,094	12,008
Payable for common stock repurchases	5	5
Directors' fees payable	61	89
Unrealized depreciation on forward currency exchange contracts	42	—
Total liabilities	1,127,481	970,605
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $.001 par value, 450,000,000 shares authorized; 212,563,164 issued, and 189,170,326 outstanding at March 31, 2019, and 211,476,760 issued, and 190,324,059 outstanding at December 31, 2018	189	190
Additional paid in capital	1,802,511	1,811,970
Total distributable loss	(297,736)	(323,127)
Total net assets attributable to Business Development Corporation of America	1,504,964	1,489,033
Net assets attributable to non-controlling interest	4,980	3,686
Total net assets	1,509,944	1,492,719

Total liabilities and net assets	$2,637,425	$2,463,324

Net asset value per share attributable to Business Development Corporation of America	$7.96	$7.82

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Investment income:
From control investments
Interest income	$5,074	$5,809
Dividend income	2,263	3,083
Total investment income from control investments	7,337	8,892
From affiliate investments
Interest income	4,258	5,219
Dividend income	882	1,352
Fee and other income	3	2
Total investment income from affiliate investments	5,143	6,573
From non-affiliate investments
Interest income	45,682	41,353
Dividend income	1,756	113
Fee and other income	1,022	1,445
Total investment income from non-affiliate investments	48,460	42,911
Interest from cash and cash equivalents	161	128
Total investment income	61,101	58,504
Operating expenses:
Management fees	9,433	9,955
Incentive fee on income	6,791	4,611
Interest and debt fees	13,258	13,450
Professional fees	1,707	1,132
Other general and administrative	1,828	2,464
Administrative services	196	199
Insurance	26	1
Directors' fees	234	273
Total expenses	33,473	32,085

Income tax expense, including excise tax	462	270
Net investment gain (loss) attributable to non-controlling interests	2	(5)
Net investment income	27,164	26,154

Realized and unrealized gain (loss):
Net realized gain (loss)
Control investments	(94)	394
Affiliate investments	6	(41,028)
Non-affiliate investments	(2,545)	6,199
Net realized gain on foreign currency transactions	722	26
Total net realized loss	(1,911)	(34,409)
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	11,184	(4,309)
Affiliate investments	9,472	40,570

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Non-affiliate investments	12,250	(6,345)
Total net change in unrealized appreciation on investments, net of deferred taxes	32,906	29,916
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	(1,292)	315
Net change in unrealized depreciation from forward currency exchange contracts	(1,035)	—
Net realized and unrealized gain (loss)	28,668	(4,178)
Net increase in net assets resulting from operations	$55,832	$21,976

Per share information - basic and diluted
Net investment income	$0.14	$0.15
Net increase in net assets resulting from operations	$0.29	$0.12
Weighted average shares outstanding	189,950,319	179,247,608

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Operations:
Net investment income	$27,164	$26,154
Net realized loss from investments	(2,633)	(34,435)
Net realized gain on foreign currency transactions	722	26
Net change in unrealized appreciation on investments, net of deferred taxes	32,906	29,916
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	(1,292)	315
Net change in unrealized depreciation from forward currency exchange contracts	(1,035)	—
Net increase in net assets resulting from operations	55,832	21,976
Stockholder distributions:
Distributions	(30,441)	(28,727)
Net decrease in net assets from stockholder distributions	(30,441)	(28,727)
Capital share transactions:
Reinvestment of stockholder distributions	8,916	10,167
Repurchases of common stock	(18,376)	(22,549)
Net decrease in net assets from capital share transactions	(9,460)	(12,382)
Total increase (decrease) in net assets, before non-controlling interest	15,931	(19,133)
Increase (decrease) in non-controlling interest	1,294	(319)
Total increase (decrease) in net assets	17,225	(19,452)
Net assets at beginning of period	1,492,719	1,494,516
Net assets at end of period	$1,509,944	$1,475,064

Net asset value per common share attributable to Business Development Corporation of America	$7.96	$8.26
Common shares outstanding at end of period	189,170,326	178,245,519

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Operating activities:
Net increase in net assets resulting from operations	$55,832	$21,976
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Payment-in-kind interest income	(873)	(1,410)
Net accretion of discount on investments	(2,304)	(2,147)
Amortization of deferred financing costs	856	796
Amortization of discount on unsecured notes	135	119
Sales and repayments of investments	122,781	160,643
Purchases of investments	(282,951)	(284,392)
Net realized loss from investments	2,633	34,435
Net realized gain on foreign currency transactions	(722)	(26)
Net unrealized appreciation on investments, gross of deferred taxes	(33,388)	(30,458)
Net unrealized depreciation from forward currency exchange contracts	1,035	—
(Increase) decrease in operating assets:
Interest and dividends receivable	(3,549)	144
Receivable for unsettled trades	4,306	17,279
Prepaid expenses and other assets	944	2,326
Increase (decrease) in operating liabilities:
Management fees payable	(267)	23
Incentive fee on income payable	2,516	53
Accounts payable and accrued expenses	2,634	1,691
Payable for unsettled trades	23,483	(38,563)
Interest and debt fees payable	86	369
Directors' fees payable	(28)	7
Net cash used in operating activities	(106,841)	(117,135)

Financing activities:
Repurchases of common stock	(18,376)	(22,162)
Proceeds from debt	128,000	132,912
Payments of financing costs	(518)	—
Stockholder distributions	(21,588)	(18,640)
Increase (decrease) in non-controlling interest	1,294	(319)
Net cash provided by financing activities	88,812	91,791

Net decrease in cash and cash equivalents	(18,029)	(25,344)
Effect of foreign currency exchange rates	722	26
Cash and cash equivalents, beginning of period	96,692	99,822
Cash and cash equivalents, end of period	$79,385	$74,504

Supplemental information:
Interest paid during the period	$12,113	$12,133
Taxes, including excise tax, paid during the period	$4	$16
Distributions reinvested	$8,916	$10,167

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2019 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 114.4% (b)
Abaco Systems Holding Corp. (c) (i)	Business Services	L+6.00% (8.78%), 12/7/2021	$23,396	$23,141	$23,045	1.5%
ABC Financial Intermediate, LLC (j)	Media	L+4.25% (6.74%), 1/2/2025	7,662	7,630	7,662	0.5%
AccentCare, Inc. (c) (f)	Health Care	L+4.50% (7.24%), 4/2/2019	3,353	3,345	3,336	0.2%
AccentCare, Inc. (c) (i)	Health Care	L+4.50% (7.10%), 4/3/2024	28,646	28,402	28,503	1.9%
AHP Health Partners, Inc.	Health Care	9.75%, 7/15/2026	6,589	6,505	7,135	0.5%
Aleris International, Inc. (j)	Metals & Mining	L+4.75% (7.25%), 2/27/2023	18,248	18,114	18,212	1.2%
Allied Universal (j)	Business Services	L+3.75% (6.25%), 7/28/2022	14,961	14,653	14,432	1.0%
Altice France SA (a)	Cable	8.13%, 2/1/2027	15,000	14,821	15,150	1.0%
Alvogen Pharma US, Inc. (j)	Health Care	L+4.75% (7.25%), 4/1/2022	13,338	13,266	12,948	0.9%
Am General Llc (c) (i)	Industrials	L+7.25% (9.90%), 12/28/2021	1,703	1,703	1,703	0.1%
American Greetings Corporation (j)	Consumer Products	L+4.50% (7.00%), 4/5/2024	1,751	1,721	1,746	0.1%
AMI Entertainment Network, LLC (c) (f) (i)	Hotels, Restaurants & Leisure	L+6.00% (8.60%), 7/21/2022	13,397	13,220	13,156	0.9%
AP Gaming I, LLC (a) (j)	Gaming/Lodging	L+3.50% (6.00%), 2/15/2024	18,679	18,653	18,581	1.2%
AP NMT Acquisition B.V. (a) (j)	Media	L+5.75% (8.55%), 8/13/2021	6,551	6,565	6,506	0.4%
AqGen Ascensus Inc. (j)	Technology	L+4.00% (6.60%), 12/3/2022	9,464	9,452	9,428	0.6%
Ardent Legacy Acquisitions, Inc. (i)	Health Care	L+4.50% (7.00%), 6/16/2025	18,841	18,670	18,794	1.2%
Athena Health (j)	Health Care	L+4.50% (7.20%), 2/11/2026	12,889	12,708	12,696	0.8%
Avantor Performance Materials, Inc.	Health Care	9.00%, 10/1/2025	13,000	13,318	14,073	0.9%
Avatar Purchaser, Inc. (c) (j)	Business Services	L+7.50% (10.16%), 11/17/2025	11,716	11,425	11,259	0.7%
Avaya Holdings Corp. (a) (j)	Communications Equipment	L+4.25% (6.73%), 12/15/2024	26,315	26,106	26,178	1.7%
Aveanna Healthcare LLC (c)	Health Care	L+5.50% (8.13%), 3/18/2024	6,067	5,813	5,994	0.4%
Aveanna Healthcare LLC (c) (j)	Health Care	L+4.25% (6.88%), 3/18/2024	790	741	760	0.1%
BCP Raptor, LLC (j)	Energy Equipment & Services	L+4.25% (6.88%), 6/24/2024	19,180	19,027	17,969	1.2%
BCP Renaissance, LLC (j)	Energy Equipment & Services	L+3.50% (6.24%), 10/31/2024	3,446	3,432	3,428	0.2%
BDS Solutions Group, LLC (c)	Business Services	L+8.75% (11.35%), 6/1/2021	6,884	6,815	6,416	0.4%
BDS Solutions Group, LLC (c) (i)	Business Services	L+8.75% (11.35%), 6/1/2021	25,546	25,295	23,809	1.6%
Blackboard Inc (j)	Software/Services	L+5.00% (7.78%), 6/30/2021	4,987	4,917	4,895	0.3%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2019 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Black Mountain Sand, LLC (c)	Energy Equipment & Services	L+9.00% (11.80%), 11/30/2021	$13,050	$12,919	$12,854	0.9%
Black Mountain Sand, LLC (c)	Energy Equipment & Services	L+9.00% (11.63%), 11/30/2021	13,050	12,905	12,854	0.9%
BMC Software Finance, Inc.	Technology	9.75%, 9/1/2026	5,000	4,698	4,848	0.3%
BMC Software Finance, Inc. (j)	Software	L+4.25% (6.85%), 6/28/2025	23,251	23,034	22,743	1.5%
Bomgar Corp. (j)	Software	L+4.00% (6.50%), 4/17/2025	1,977	1,969	1,951	0.1%
BrightSpring (f) (j)	Health care	L+4.50% (6.98%), 3/5/2026	4,583	4,543	4,507	0.3%
California Resources Corp. (a) (j)	Metals & Mining	L+4.75% (7.25%), 12/31/2022	12,259	12,073	12,037	0.8%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (l) (o) (t)	Food Products	L+12.50% (15.24%), 9/25/2020	25,629	16,406	3,588	0.2%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (l) (o) (t)	Food Products	L+12.50% (15.24%), 9/25/2020	56,992	33,647	7,979	0.5%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (l) (o) (t)	Food Products	L+12.50% (15.24%), 9/25/2020	5,260	4,633	5,234	0.3%
CareCentrix, Inc. (j)	Health Care	L+4.50% (7.10%), 4/2/2025	13,233	13,161	13,067	0.9%
CCW, LLC (c) (f)	Hotels, Restaurants & Leisure	L+7.00% (9.50%), 3/18/2021	1,300	1,300	1,235	0.1%
CCW, LLC (c) (i)	Hotels, Restaurants & Leisure	L+7.00% (9.50%), 3/21/2021	27,156	26,965	25,798	1.7%
CDHA Holdings, LLC (c) (f)	Health Care	L+6.00% (8.60%), 8/24/2023	683	683	672	—%
CDHA Holdings, LLC (c) (i)	Health Care	L+6.00% (8.60%), 8/24/2023	15,719	15,512	15,468	1.0%
Chloe Ox Parent, LLC (c) (i)	Health Care Providers & Services	L+4.50% (7.10%), 12/23/2024	10,660	10,572	10,618	0.7%
Clarion Events, Ltd (a) (j)	Business Services	L+5.00% (7.63%), 3/22/2025	10,497	10,309	10,209	0.7%
Clover Technologies Group, LLC (j)	Commercial Services & Supplies	L+4.50% (7.00%), 5/8/2020	13,142	13,118	12,748	0.8%
Cold Spring Brewing Company (c) (f) (i)	Food & Beverage	L+5.50% (7.98%), 5/15/2024	3,344	3,286	3,290	0.2%
Community Care Health Network, LLC (j)	Health Care	L+4.75% (7.25%), 2/16/2025	5,114	5,098	5,063	0.3%
CONSOL Energy Inc. (c) (j)	Metals & Mining	L+4.50% (7.00%), 11/28/2022	4,151	4,130	4,193	0.3%
Corfin Industries LLC (c) (f)	Industrials	L+6.50% (9.07%), 2/15/2024	382	382	376	—%
Corfin Industries LLC (c) (i)	Industrials	L+6.25% (8.99%), 2/15/2024	8,550	8,411	8,414	0.6%
Deva Holdings, Inc. (c) (f) (i)	Consumer Products	L+5.50% (8.74%), 10/31/2023	7,173	7,234	7,245	0.5%
Digicel Group (a)	Telecom	8.75%, 5/25/2024	10,607	10,547	10,448	0.7%
Dun & Bradstreet (j)	Business Services	L+5.00% (7.49%), 2/8/2026	10,000	9,803	9,863	0.7%
Eagle Rx, LLC (c) (i)	Health Care Providers & Services	L+4.75% (7.24%), 8/15/2019	26,794	26,771	26,606	1.8%
Florida Foods Products, LLC (c) (f)	Food & Beverage	L+6.75% (9.25%), 9/6/2023	1,285	1,285	1,258	0.1%
Florida Foods Products, LLC (c) (i)	Food & Beverage	L+6.75% (9.25%), 9/6/2025	22,282	21,770	21,770	1.5%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2019 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Foresight Energy (a) (j)	Industrials	L+5.75% (8.38%), 3/28/2022	$6,075	$6,033	$5,928	0.4%
Frank Entertainment Group, LLC (c) (l) (p) (t)	Media Entertainment	L+9.00% (11.50%), 7/4/2019	527	440	527	—%
Frank Entertainment Group, LLC (c) (p) (t)	Media Entertainment	6.00%, 6/30/2019	2,540	1,466	1,100	0.1%
Frontier Communications (a) (j)	Diversified Telecommunication Services	L+3.75% (6.25%), 6/17/2024	9,894	9,687	9,647	0.6%
Frontier Communications (a)	Diversified Telecommunication Services	8.00%, 4/1/2027	15,332	15,341	15,871	1.1%
Gold Standard Baking (c)	Food & Beverage	L+4.50% (7.13%), 4/23/2021	2,968	1,912	1,484	0.1%
Green Energy Partners/Stonewall LLC (c) (j)	Utilities	L+5.50% (8.10%), 11/15/2021	1,007	1,005	990	0.1%
Green Energy Partners/Stonewall LLC (c) (j)	Utilities	L+5.50% (8.10%), 11/15/2021	1,334	1,331	1,311	0.1%
HC Group Holdings III, Inc. (j)	Health Care	L+3.75% (6.25%), 4/7/2022	14,592	14,442	14,519	1.0%
Hc2 Holdings Inc	Industrials	11.50%, 12/1/2021	10,796	10,676	9,429	0.6%
ICR Operations, LLC (c) (f)	Business Services	L+5.50% (8.10%), 3/26/2024	111	109	109	—%
ICR Operations, LLC (c) (i)	Business Services	L+5.50% (8.10%), 3/26/2025	17,460	17,153	17,163	1.1%
Ideal Tridon Holdings, Inc. (c) (f)	Commercial Services & Supplies	L+6.50% (9.00%), 7/31/2022	2,239	2,216	2,217	0.1%
Ideal Tridon Holdings, Inc. (c) (i)	Commercial Services & Supplies	L+6.50% (9.08%), 7/31/2023	5,159	5,094	5,107	0.3%
Ideal Tridon Holdings, Inc. (c) (i)	Commercial Services & Supplies	L+6.50% (9.24%), 7/31/2023	23,609	23,269	23,373	1.6%
Integral Ad Science, INC. (c) (f) (l)	Advertising	L+7.25% (9.75%), 7/19/2024	14,241	13,992	13,843	0.9%
Integrated Efficiency Solutions, Inc. (c) (l)	Energy	L+9.25% (12.05%), 6/1/2022	3,825	3,824	3,530	0.2%
Intelsat Jackson Hldgs SA (a) (j)	Telecom	L+4.50% (6.99%), 1/2/2024	10,000	10,211	10,008	0.7%
Internap Corporation (a) (c) (i)	Communications Equipment	L+5.75% (8.24%), 4/6/2022	11,850	11,836	11,494	0.8%
International Cruise & Excursions, Inc. (c) (i)	Consumer	L+5.25% (7.75%), 6/6/2025	5,039	4,990	4,901	0.3%
IPC Corp. (j)	Diversified Telecommunication Services	L+4.50% (7.25%), 8/6/2021	3,784	3,746	3,043	0.2%
Iri Holdings Inc (j)	Business Services	L+4.50% (7.13%), 11/30/2025	4,987	4,940	4,909	0.3%
Iridium Communications, Inc.	Diversified Telecommunication Services	10.25%, 4/15/2023	3,536	3,536	3,891	0.3%
Kahala Ireland OpCo Designated Activity Company (a) (c) (l) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	91,549	91,549	91,549	6.1%
Kissner Milling Co. Ltd. (a)	Chemicals	8.38%, 12/1/2022	11,294	11,563	11,813	0.8%
Lakeland Tours, LLC (j)	Diversified Consumer Services	L+4.00% (6.61%), 12/15/2024	9,334	9,274	9,276	0.6%
Lakeview Health Holdings, Inc. (c)	Health Care	L+8.75% (11.35%), 12/15/2021	3,572	2,678	2,858	0.2%
Lakeview Health Holdings, Inc. (c) (f)	Health Care	L+8.75% (11.36%), 12/15/2021	124	124	99	—%
Lightsquared LP (l)	Diversified Telecommunication Services	L+8.75% (11.36%), 12/7/2020	12,969	12,380	9,545	0.6%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2019 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Lionbridge Technologies, Inc. (c) (i) (j)	Business Services	L+5.50% (8.00%), 2/28/2024	$16,131	$16,059	$16,067	1.1%
Loparex International Holding B.V. (j)	Industrials	L+4.25% (6.75%), 4/11/2025	1,988	1,979	1,985	0.1%
McDermott International (a) (j)	Industrials	L+5.00% (7.50%), 5/10/2025	9,950	9,856	9,518	0.6%
MCS Acquisition Corp. (c) (j)	Professional Services	L+4.75% (7.25%), 5/18/2024	14,117	14,071	11,011	0.7%
Medallion Midland Acquisition, L.P. (j)	Energy Equipment & Services	L+3.25% (5.75%), 11/13/2024	4,394	4,386	4,274	0.3%
Medical Depot Holdings, Inc. (c) (i)	Health Care	L+5.50% (8.10%), 1/3/2023	19,011	17,917	14,638	1.0%
Micross Solutions LLC (c)	Technology	L+5.50% (8.10%), 8/7/2023	3,122	2,986	3,091	0.2%
Midwest Can Company, LLC (c) (i)	Energy Equipment & Services	L+5.00% (7.50%), 4/11/2024	4,657	4,618	4,596	0.3%
Midwest Can Company, LLC (c) (f)	Energy Equipment & Services	P+4.00% (9.50%), 4/11/2023	78	78	77	—%
Miller Environmental Group (c) (i)	Business Services	L+6.50% (9.13%), 3/15/2024	11,667	11,435	11,434	0.8%
Miller Environmental Group (c) (f)	Business Services	P+5.50% (11.00%), 3/15/2024	159	159	156	—%
MLN US Holdco LLC (a) (j)	Technology	L+4.50% (7.00%), 7/11/2025	13,421	13,381	13,160	0.9%
MMM Holdings, LLC (c) (i) (f)	Health Care	L+6.25% (8.72%), 3/14/2023	3,478	3,415	3,478	0.2%
MMM Holdings, LLC (c) (i)	Health Care	L+6.25% (8.74%), 3/14/2023	20,321	19,999	20,321	1.3%
Monitronics International, Inc. (j)	Diversified Consumer Services	L+7.50% (10.10%), 9/30/2022	10,046	10,069	8,364	0.6%
Montreign Operating Company, LLC (c)	Hotels, Restaurants & Leisure	L+8.25% (10.88%), 1/24/2023	26,884	26,564	24,169	1.6%
Mood Media Corporation (c) (i) (l)	Business Services	L+7.25% (9.85%), 6/28/2022	14,207	13,998	13,709	0.9%
Murray Energy Holdings Co. (j)	Energy Equipment & Services	L+7.25% (9.61%), 10/17/2022	9,207	9,075	7,566	0.5%
National Technical Systems, Inc. (c) (i)	Professional Services	L+6.25% (8.74%), 6/12/2021	17,605	17,535	16,549	1.1%
Navitas Midstream Midland Basin, LLC (j)	Energy Equipment & Services	L+4.50% (6.99%), 12/13/2024	13,428	13,403	12,757	0.8%
New Star Metals, Inc. (c) (i)	Business Services	L+6.00% (8.61%), 7/9/2023	22,874	22,441	22,874	1.5%
Nexeo Plastics	Chemicals	10.13%, 4/1/2026	1,823	1,790	1,859	0.1%
NexSteppe Inc. (c) (l) (o) (t)	Chemicals	12.00%, 6/30/2019	2,071	1,750	—	—%
NexSteppe Inc. (c) (l) (o) (t)	Chemicals	12.00%, 6/30/2019	13,952	10,453	—	—%
NTM Acquisition Corp. (c) (i)	Media	L+6.25% (8.75%), 6/7/2022	19,847	19,698	19,549	1.3%
Office Depot, Inc. (a) (j)	Specialty Retail	L+5.25% (7.73%), 11/8/2022	5,632	5,549	5,730	0.4%
ORG Chemical Holdings, LLC (c) (i)	Chemicals	L+5.75% (8.35%), 6/30/2022	27,473	27,116	26,703	1.8%
ORG GC Holdings, LLC (c) (i)	Business Services	L+6.00% (8.61%), 7/31/2022	25,226	24,974	24,898	1.7%
Passport Food Group, LLC (c)	Food & Beverage	L+9.00% (11.79%), 3/1/2022	4,470	2,905	2,347	0.2%
PeopLease Holdings, LLC (c) (i)	Commercial Services & Supplies	L+9.00% (11.60%), 2/26/2021	20,000	19,923	18,000	1.2%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2019 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
PGX Holdings, Inc. (c) (j)	Transportation Infrastructure	L+5.25% (7.75%), 9/29/2020	$12,092	$12,067	$11,851	0.8%
Premier Dental Services, Inc. (j)	Health Care	L+5.25% (7.75%), 6/30/2023	32,603	32,409	31,788	2.1%
Premier Global Services, Inc. (c) (j)	Diversified Telecommunication Services	L+6.50% (9.24%), 12/8/2021	8,715	8,515	5,821	0.4%
Pride Plating, Inc. (c) (i)	Aerospace & Defense	L+5.50% (8.00%), 6/13/2019	12,066	12,063	12,066	0.8%
PSKW, LLC (c) (i)	Health Care Providers & Services	L+8.26% (10.87%), 11/25/2021	1,334	1,328	1,334	0.1%
PSKW, LLC (c)	Health Care Providers & Services	L+8.26% (10.87%), 11/25/2021	17,750	17,592	17,750	1.2%
PSKW, LLC (c)	Health Care Providers & Services	L+8.26% (10.87%), 11/25/2021	1,972	1,946	1,972	0.1%
PSKW, LLC (c)	Health Care Providers & Services	L+8.24% (11.04%), 11/25/2021	1,930	1,915	1,930	0.1%
PT Network, LLC (c) (f)	Health Care	P+4.50% (10.00%), 11/30/2021	1,021	1,021	916	0.1%
PT Network, LLC (c) (i)	Health Care	L+5.50% (8.30%), 11/30/2021	16,679	16,590	14,994	1.0%
Questex, Inc. (c) (f) (i)	Media Entertainment	L+6.25% (8.86%), 9/7/2024	16,110	15,818	15,852	1.1%
Quorum Health Corporation (j)	Health Care	L+6.75% (9.25%), 4/29/2022	7,633	7,701	7,492	0.5%
Regionalcare Hospital Prtnrs (j)	Health Care	L+4.50% (6.98%), 11/16/2025	19,950	19,577	19,710	1.3%
Resco Products, Inc. (c)	Metals & Mining	L+4.50% (7.00%), 3/7/2020	10,000	10,000	9,850	0.7%
RR Donnelley & Sons Co (a) (j)	Publishing	L+5.00% (7.50%), 1/15/2024	9,975	9,904	9,938	0.7%
SCA Pharmaceuticals, LLC (c)	Health Care	L+9.00% (11.59%), 12/1/2020	2,235	2,163	1,989	0.1%
Schenectady International Group (j)	Chemicals	L+4.75% (7.35%), 8/21/2025	19,742	19,254	19,692	1.3%
SCUF Gaming, Inc. (c)	Gaming/Lodging	L+8.50% (10.99%), 12/1/2021	5,477	4,600	4,792	0.3%
SCUF Gaming, Inc. (c)	Gaming/Lodging	L+8.50% (10.99%), 4/15/2019	335	300	293	—%
Siena Capital Finance (c) (o)	Financials	12.50%, 8/16/2021	20,000	20,000	20,000	1.3%
Skillsoft Corp. (j)	Technology	L+4.75% (7.25%), 4/28/2021	24,715	23,433	20,674	1.4%
SRC Worldwide (c) (f)	Business Services	L+4.50% (6.98%), 3/8/2020	67	67	67	—%
Squan Holding Corp. (c) (l)	Diversified Telecommunication Services	L+7.00% (9.60%), 10/10/2019	16,672	15,931	12,504	0.8%
SSH Group Holdings, Inc. (j)	Consumer Products	L+4.25% (6.75%), 7/25/2025	7,805	7,774	7,714	0.5%
Steel City Media (c)	Media	P+3.50% (9.00%), 3/29/2020	37,935	37,935	37,556	2.5%
St Augustine (c) (f) (i)	Education	L+4.75% (7.24%), 2/1/2026	24,185	23,594	23,580	1.6%
StandardAero (j)	Industrials	L+4.00% (6.60%), 4/4/2026	3,880	3,865	3,879	0.3%
StandardAero (j)	Industrials	L+4.00% (6.60%), 4/4/2026	2,087	2,079	2,086	0.1%
Subcom (j)	Telecom	L+6.00% (8.49%), 11/2/2025	9,895	9,801	9,746	0.7%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2019 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Subsea Global Solutions, LLC (c) (f)	Business Services	L+7.00% (9.59%), 3/28/2023	$350	$350	$338	—%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (9.80%), 3/28/2023	8,390	8,256	8,113	0.5%
Sutherland Global	Business Services	L+5.38% (7.98%), 4/23/2021	487	459	474	—%
Sutherland Global	Business Services	L+5.38% (7.98%), 4/23/2021	2,092	1,974	2,037	0.1%
Tax Defense Network, LLC (c) (l) (p) (t)	Diversified Consumer Services	L+6.00% (8.60%), 4/30/2020	33,461	25,872	8,031	0.5%
Tillamook Country Smoker, LLC (c) (f)	Food Products	L+5.75% (8.35%), 5/19/2022	2,292	2,292	2,250	0.1%
Tillamook Country Smoker, LLC (c) (i)	Food Products	L+5.75% (8.39%), 5/19/2022	10,167	10,072	9,984	0.7%
Tivity Health (j)	Health care	L+4.25% (6.75%), 3/8/2024	1,938	1,919	1,918	0.1%
Tivity Health (j)	Health care	L+5.25% (7.75%), 3/6/2026	4,607	4,493	4,508	0.3%
Trademark Global LLC (c)	Consumer Products	L+6.00% (8.50%), 10/1/2022	2,182	2,182	2,156	0.1%
Transperfect Global, Inc. (c) (i)	Business Services	L+6.75% (9.24%), 5/7/2024	6,790	6,675	6,723	0.5%
Traverse Midstream Partners, LLC (j)	Energy Equipment & Services	L+4.00% (6.50%), 9/27/2024	6,320	6,295	6,304	0.4%
Trilogy International Partners, LLC (a)	Diversified Telecommunication Services	8.88%, 5/1/2022	14,875	14,826	14,458	1.0%
TwentyEighty, Inc. (c) (f) (l) (p)	Media	8.00%, 3/31/2020	6,618	5,715	6,485	0.4%
TwentyEighty, Inc. (c) (l) (p)	Media	L+8.00% (10.60%), 3/31/2020	269	248	269	—%
TwentyEighty, Inc. (c) (l) (p)	Media	9.00%, 3/31/2020	6,418	5,596	6,289	0.4%
USF S&H Holdco, LLC (c) (f)	Hotels, Restaurants & Leisure	L+5.75% (8.55%), 3/16/2023	485	485	480	—%
USF S&H Holdco, LLC (c) (i)	Hotels, Restaurants & Leisure	L+5.75% (8.35%), 3/19/2024	24,184	23,884	23,943	1.6%
Veritas US, Inc.	Technology	10.50%, 2/1/2024	1,245	1,221	1,117	0.1%
Veritas US Inc. (j)	Technology	L+4.50% (7.10%), 1/27/2023	4,186	4,196	3,865	0.3%
Vertex Aerospace Services (i)	Industrials	L+4.75% (7.25%), 6/16/2025	8,788	8,748	8,793	0.6%
Von Drehle Corporation (c) (i) (l)	Life Sciences Tools & Services	L+11.50% (14.10%), 3/6/2023	26,432	26,125	23,604	1.6%
Vyaire Medical, Inc. (c) (j)	Health Care	L+4.75% (7.55%), 4/16/2025	8,918	8,607	7,580	0.5%
WMK, LLC (c) (i)	Travel Services	L+5.75% (8.23%), 9/5/2025	20,558	20,180	20,167	1.3%
WMK, LLC (c) (f)	Travel Services	L+5.75% (8.24%), 9/5/2025	873	864	856	0.1%
WMK, LLC (c) (f)	Travel Services	L+5.75% (8.24%), 9/5/2024	524	524	514	—%
Xplornet Communications, Inc. (a) (j)	Diversified Telecommunication Services	L+4.00% (6.60%), 9/9/2021	12,832	12,781	12,735	0.8%
YummyEarth Inc. (c)	Food & Beverage	L+8.50% (11.08%), 8/1/2023	2,626	1,917	2,626	0.2%
Sub Total Senior Secured First Lien Debt				$1,835,019	$1,727,617	114.4%

Senior Secured Second Lien Debt - 19.4% (b)

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2019 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Anchor Glass Container Corporation (c)	Containers & Packaging	L+7.75% (10.23%), 12/7/2024	$20,000	$19,845	$11,400	0.8%
Astro AB Merger Sub, Inc. (a) (i)	Diversified Financial Services	L+7.50% (10.24%), 4/30/2023	7,758	7,758	7,739	0.5%
Asurion Corp (j)	Business Services	L+6.50% (9.00%), 8/4/2025	17,668	17,811	17,881	1.2%
Baker Hill Acquisition, LLC (c)	Technology	L+11.00% (13.79%), 3/1/2021	3,017	1,508	1,509	0.1%
Baker Hill Acquisition, LLC (c)	Technology	L+11.00% (13.79%), 3/1/2021	447	397	447	—%
Boston Market Corporation (c)	Hotels, Restaurants & Leisure	P+7.25% (12.75%), 1/16/2021	23,789	23,783	18,436	1.2%
BrandMuscle Holdings Inc. (c)	Internet Software & Services	L+8.50% (11.30%), 6/1/2022	24,500	24,260	24,010	1.6%
Cafe Enterprises, Inc. (c) (t)	Restaurants	P+5.50% (11.00%), 3/31/2019	475	—	—	—%
Carlisle FoodService Products, Incorporated (c) (i)	Food Products	L+7.75% (10.25%), 3/20/2026	10,719	10,532	10,515	0.7%
CDS U.S. Intermediate Holdings, Inc. (a) (c)	Hotels, Restaurants & Leisure	L+8.25% (10.75%), 7/8/2023	9,177	8,897	8,186	0.5%
Constellis Holdings, LLC (c)	Business Services	L+9.00% (11.74%), 4/1/2025	1,117	1,117	1,061	0.1%
Dentalcorp Perfect Smile ULC (a) (c)	Health Care	L+7.50% (10.00%), 6/1/2026	8,111	8,038	7,990	0.5%
Dentalcorp Perfect Smile ULC (a) (c) (f)	Health Care	L+7.50% (10.00%), 6/1/2026	1,505	1,490	1,482	0.1%
Dimora Brands, Inc. (c)	Consumer Products	L+8.50% (11.00%), 8/25/2025	4,470	4,469	4,470	0.3%
Edelman Financial Services LLC (a) (j)	Financial Services	L+6.75% (9.54%), 6/26/2026	6,764	6,733	6,781	0.5%
Epic Health Services, Inc. (c)	Health Care Providers & Services	L+8.00% (10.63%), 3/17/2025	15,000	14,831	14,400	1.0%
Frank Entertainment Group, LLC (c) (p) (t)	Media Entertainment	6.00%, 6/30/2019	724	—	—	—%
Hyland Software Inc (i)	Technology	L+7.00% (9.50%), 7/7/2025	5,837	5,872	5,805	0.4%
ICP Industrial, Inc. (c)	Chemicals	L+8.25% (10.74%), 5/3/2024	5,588	5,587	5,532	0.4%
IDERA, Inc. (c)	Technology	L+9.00% (11.50%), 6/1/2025	1,788	1,788	1,788	0.1%
KidKraft, Inc. (c) (l)	Consumer Products	12.00%, 3/1/2022	6,325	6,249	6,230	0.4%
MLN US Holdco LLC (a) (i)	Technology	L+8.75% (11.25%), 7/13/2026	3,000	2,943	2,933	0.2%
Navicure, Inc. (c)	Health Care	L+7.50% (10.00%), 12/1/2026	1,341	1,341	1,334	0.1%
Northstar Financial Services Group, LLC (c)	Media Entertainment	L+7.50% (10.08%), 5/25/2026	2,666	2,654	2,666	0.2%
Oxbow Carbon LLC	Industrials	L+7.50% (10.00%), 1/4/2024	1,395	1,428	1,395	0.1%
PetVet Care Centers, LLC (c)	Business Services	L+6.25% (8.73%), 2/13/2026	3,539	3,524	3,380	0.2%
PI US Holdco III Limited (a)	Consumer Finance	L+7.25% (9.75%), 12/20/2025	6,696	6,639	6,428	0.4%
ProAmpac, LLC (c)	Paper & Packaging	L+8.50% (11.19%), 1/1/2024	3,352	3,351	3,352	0.2%
Recess Holdings, Inc. (c) (i)	Hotels, Restaurants & Leisure	L+7.75% (10.25%), 9/29/2025	15,008	14,819	14,783	1.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2019 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
Renaissance Holding Corp	Education	L+7.00% (9.50%), 5/25/2026		$8,456	$8,304	$7,723	0.5%
River Cree Entertainment (a) (c) (z)	Gaming/Lodging	10.00%, 5/17/2025	CAD	21,275	16,406	15,698	1.0%
SSH Group Holdings, Inc. (c) (i)	Consumer Products	L+8.25% (10.75%), 7/24/2026		10,122	10,029	10,021	0.7%
St. Croix Hospice Acquisition Corp. (c)	Health Care	L+8.75% (11.25%), 3/1/2024		2,056	1,970	2,056	0.1%
TierPoint, LLC (c)	Technology	L+7.25% (9.75%), 5/5/2025		5,334	5,293	5,227	0.3%
Travelpro Products, Inc. (a) (c) (l)	Retail	13.00%, 11/1/2022		2,368	2,368	2,368	0.2%
Travelpro Products, Inc. (a) (c) (l) (z)	Retail	13.00%, 11/1/2022	CAD	2,744	2,100	2,056	0.1%
U.S. Auto (c)	Diversified Consumer Services	L+10.50% (12.99%), 6/8/2020		30,000	29,875	30,000	2.0%
US Salt LLC (c) (i)	Food Products	L+8.63% (11.11%), 1/16/2027		26,968	26,114	26,092	1.7%
Sub Total Senior Secured Second Lien Debt					$310,123	$293,174	19.4%

Subordinated Debt - 7.9% (b)
Cafe Enterprises, Inc. (c) (t)	Restaurants	14.00%, 9/30/2019		$3,681	$—	$—	—%
Capital Contractors, Inc. (c) (t)	Business Services	14.00%, 6/30/2020		2,200	—	—	—%
Captek Softgel International, Inc. (c) (l)	Health Care	11.50%, 1/1/2023		7,019	7,017	6,513	0.4%
Community Intervention Services, Inc. (c) (l) (t)	Health Care	13.00%, 1/31/2021		5,509	—	—	—%
Del Real, LLC (c)	Consumer Products	11.00%, 4/1/2023		3,129	2,967	2,876	0.2%
Dyno Acquiror, Inc. (c) (l)	Business Services	12.00%, 2/1/2020		1,062	1,062	1,062	0.1%
Frontier Communications (a)	Diversified Telecommunication Services	8.50%, 4/15/2020		15,000	14,138	14,512	1.0%
HemaSource, Inc. (c) (x)	Health Care	11.00%, 1/1/2024		2,235	2,136	2,190	0.1%
HTC Borrower, LLC (c) (l)	Technology	13.00%, 9/1/2020		5,675	5,484	5,646	0.4%
Park Ave RE Holdings, LLC (c) (d) (l) (o)	Real Estate Management & Development	13.00%, 12/31/2021		37,192	37,192	37,192	2.4%
PCX Aerostructures, LLC (c) (l)	Industrials	6.00%, 8/9/2021		7,525	5,713	5,644	0.4%
RMP Group, Inc. (c) (l)	Financials	11.50%, 9/1/2022		2,282	2,206	2,271	0.2%
Steel City Media (c) (l) (t)	Media	16.00%, 3/30/2020		24,490	24,309	20,082	1.3%
Trademark Global LLC (c) (l)	Consumer Products	11.25%, 4/1/2023		3,308	3,310	3,208	0.2%
Vantage Mobility International, LLC (c)	Automotive	L+7.75% (10.26%), 9/1/2021		6,863	5,946	5,490	0.4%
Xplornet Communications, Inc. (a) (l)	Diversified Telecommunication Services	6.25%, 6/1/2022		11,683	11,683	12,092	0.8%
Sub Total Subordinated Debt					$123,163	$118,778	7.9%

Collateralized Securities - 8.5% (b)
Collateralized Securities - Debt Investment
Figueroa - Class F Notes (a) (c) (p)	Diversified Investment Vehicles	12.79%, 1/15/2027		$8,000	$8,000	$7,779	0.5%
NewStar Arlington Senior Loan Program LLC Class FR Notes (a) (c) (p)	Diversified Investment Vehicles	13.49%, 4/25/2031		4,750	4,536	4,617	0.3%
NewStar Exeter Fund CLO - Debt (a) (c) (p)	Diversified Investment Vehicles	9.97%, 1/20/2027		10,728	9,464	9,252	0.6%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2019 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
WhiteHorse VIII, Ltd. CLO - Debt (a) (c) (p)	Diversified Investment Vehicles	7.09%, 5/1/2026	$8,000	$7,684	$7,283	0.5%
Collateralized Securities - Equity Investment (n)
B&M CLO 2014-1, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 4/16/2026	$40,250	$9,421	$7,334	0.5%
CVP Cascade CLO, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	89.86%, 1/16/2026	31,000	858	927	0.1%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	4.89%, 1/15/2027	35,057	10,761	7,688	0.5%
MidOcean Credit CLO II, LLC Income Notes (a) (c) (p) (v)	Diversified Investment Vehicles	8.11%, 1/29/2025	37,600	19,882	18,698	1.2%
MidOcean Credit CLO III, LLC Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	13.99%, 7/21/2026	43,300	16,915	16,740	1.1%
MidOcean Credit CLO IV, LLC Income Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 4/15/2027	21,500	11,079	7,577	0.5%
NewStar Arlington Senior Loan Program LLC Class FR Notes (a) (c) (p) (v)	Diversified Investment Vehicles	17.88%, 7/25/2025	31,603	19,606	23,835	1.6%
NewStar Exeter Fund CLO - Equity (a) (c) (p) (v)	Diversified Investment Vehicles	16.65%, 1/19/2027	31,575	9,759	10,278	0.7%
OFSI Fund VI, Ltd. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 3/20/2025	38,000	9,519	2,637	0.1%
Related Fee Agreements (a) (c) (s)	Diversified Investment Vehicles		13,840	3,130	777	0.1%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (c) (v)	Diversified Investment Vehicles	0.00%, 5/1/2026	36,000	7,924	3,042	0.2%
Sub Total Collateralized Securities				$148,538	$128,464	8.5%

Equity/Other - 17.3% (b)
Aden & Anais Holdings, Inc (c) (e) (x)	Retail		4,470	$—	$—	—%
Answers Corporation - Common Equity (c) (e) (p)	Technology		908,911	11,361	1,909	0.1%
Avaya Holdings Corp. (a) (e) (aa)	Communications Equipment		208,402	3,309	3,507	0.2%
Baker Hill Acquisition, LLC (c) (e)	Technology		22,653	—	—	—%
California Resources Development JV, LLC - Preferred Equity (a) (c) (o) (u)	Metals & Mining	9.00%	38,858,603	28,402	29,921	2.0%
California Resources Corp Development JV (a) (c) (o) (u)	Metals & Mining	9.00%	13,427,000	13,158	13,158	0.9%
Capital Contractors, Inc. (c) (e)	Business Services		45	—	—	—%
Capital Contractors, Inc. (c) (e)	Business Services		4,470	—	—	—%
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (c) (e) (o)	Food Products		6,023	1,630	—	—%
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (c) (e) (o) (u)	Food Products		24,656	—	—	—%
Captek Softgel International, Inc. (c) (e) (x)	Health Care		8,498	942	504	—%
Centerfield Media Holding Company (c) (e)	Business Services		112	245	228	—%
CRS-SPV, Inc. (c) (e) (o)	Business Services		246	2,219	2,221	0.1%
CWS Holding Company, LLC (c) (e)	Building Materials		335,255	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2019 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Danish CRJ LTD. - Common Equity (a) (c) (e) (p) (r)	Aerospace & Defense		5,002	$—	$—	—%
Data Source Holdings, LLC (c) (e)	Media/Entertainment		10,617	140	124	—%
Del Real, LLC (c) (e) (u)	Consumer Products		670,510	382	201	—%
Dyno Acquiror, Inc. (c) (e)	Business Services		134,102	58	84	—%
Frank Entertainment Group, LLC (c) (e) (p) (u)	Media Entertainment		135,566	—	—	—%
Frank Entertainment Group, LLC (c) (e) (p) (u)	Media Entertainment		625,810	—	—	—%
Frank Entertainment Group, LLC (c) (e) (p) (u)	Media Entertainment		625,810	—	—	—%
HemaSource, Inc. (c) (e) (x)	Health Care		223,503	168	170	—%
ICP Industrial, Inc. (c) (e)	Chemicals		288	279	340	—%
Integrated Efficiency Solutions, Inc. (c) (e)	Energy		53,215	56	47	—%
Integrated Efficiency Solutions, Inc. (c) (e)	Energy		2,975	3	3	—%
Kahala Ireland OpCo Designated Activity Company - Common Equity (a) (c) (e) (h) (o)	Aerospace & Defense		—	—	32,663	2.2%
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (a) (c) (e) (h) (o)	Aerospace & Defense		3,250,000	2,816	3,250	0.2%
Kahala US OpCo LLC - Class A Preferred Units (a) (c) (e) (k) (o)	Aerospace & Defense	13.00%	4,413,472	—	—	—%
K-Square Restaurant Partners, LP (c) (e) (x)	Food & Beverage		447	175	—	—%
Lakeview Health Holdings, Inc. (c) (e)	Health Care		447	—	—	—%
MIC Holding LLC (c) (e)	Business Services		1,470	3,687	4,082	0.3%
MIC Holding LLC (c) (e)	Business Services		30,000	3,750	3,822	0.3%
Micross Solutions LLC (c) (e)	Technology		442,430	223	491	—%
Mood Media Corporation - Warrants (c) (e)	Business Services		121,021	27	—	—%
Motor Vehicle Software Corporation (c) (e) (m)	Technology		223,503	318	273	—%
New Star Metals Inc. - Warrants (c) (e)	Business Services	Expires 12/22/2036	60,841	92	658	—%
NexSteppe Inc. - Series C Preferred Stock Warrant (c) (e) (o)	Chemicals		237,240	737	—	—%
NMFC Senior Loan Program I, LLC (a) (o)	Diversified Investment Vehicles		50,000	50,000	47,822	3.2%
Nomacorc, LLC (c) (e) (m) (u)	Consumer Products		356,816	56	114	—%
Park Ave RE Holdings, LLC - Common Shares (c) (e) (o) (w)	Real Estate Management & Development		1,000	481	16,450	1.1%
Park Ave RE Holdings, LLC - Preferred Shares (c) (e) (o) (w)	Real Estate Management & Development	8.00%	47,290	23,645	23,645	1.6%
Passport Food Group, LLC (c) (e) (x)	Food & Beverage		4,470	—	—	—%
PCX Aerostructures, LLC (c) (e)	Industrials		27,250	—	—	—%
PCX Aerostructures, LLC (c) (e)	Industrials		1,356	—	—	—%
PCX Aerostructures, LLC (c) (e)	Industrials		315	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (f) (g) (p)	Diversified Investment Vehicles		8,436	8,436	8,372	0.6%
RMP Group, Inc. (c) (e) (u)	Financials		223	164	221	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2019 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
RockYou, Inc. (c) (e)	Advertising		15,105	$—	$—	—%
Schweiger Dermatology Group, LLC (c) (e) (u)	Health Care		265,024	—	—	—%
SCUF Gaming, Inc. (c) (e)	Gaming/Lodging		6,060	21	122	—%
Siena Capital Finance (c) (o)	Financials		34,892,500	35,575	35,575	2.4%
Smile Brands, Inc. (c) (e)	Health Care		669	748	602	—%
Squan Holding Corp. - Class A Common Stock (c) (e)	Diversified Telecommunication Services		180,835	—	—	—%
Squan Holding Corp. - Series A Preferred Stock (c) (e)	Diversified Telecommunication Services		8,962	—	—	—%
St. Croix Hospice Acquisition Corp. (c) (e)	Health Care		112	—	—	—%
St. Croix Hospice Acquisition Corp. (c) (e)	Health Care		112	64	120	—%
SYNACOR INC (e) (aa)	Technology		59,785	—	94	—%
Tax Advisors Group, LLC (c) (e) (u)	Financials		86	609	641	—%
Tax Defense Network, LLC (c) (e) (p)	Diversified Consumer Services		494,359	—	—	—%
Tax Defense Network, LLC - Common Equity (c) (e) (p)	Diversified Consumer Services		147,099	425	—	—%
TCG BDC, Inc. - Common Stock (fka Carlyle GMS Finance, Inc.) (a)	Diversified Investment Vehicles		226	4,336	3,208	0.2%
Team Waste, LLC (c) (e) (u)	Industrials		111,752	2,234	2,235	0.2%
Tennenbaum Waterman Fund, L.P. (a) (c) (e) (p)	Diversified Investment Vehicles		10,000	10,000	10,157	0.7%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		7,641	7,641	6,526	0.5%
Travelpro Products, Inc. (a) (c)	Retail		447,007	506	568	—%
TwentyEighty, Inc. - Class A Common Equity (c) (p)	Media		54,586	—	2,129	0.2%
U.S. Auto - Series A Common Units (c) (e) (u)	Diversified Consumer Services		10,000	10	—	—%
U.S. Auto - Series A Preferred Units (c) (e) (u)	Diversified Consumer Services		490	490	615	—%
U.S. Auto - Series C Preferred Equity Units (c) (e) (u)	Diversified Consumer Services		56	56	111	—%
United Biologics, LLC (c) (e) (u)	Health Care		39,769	132	21	—%
United Biologics, LLC (c) (e) (u)	Health Care		3,155	—	—	—%
United Biologics, LLC (c) (e) (u)	Health Care		4,206	31	15	—%
United Biologics, LLC (c) (e) (u)	Health Care		99,236	—	—	—%
United Biologics, LLC (c) (e) (u)	Health Care		223	35	9	—%
Vantage Mobility International, LLC (c) (e)	Automotive		391,131	—	—	—%
Women's Marketing, Inc. (c) (e)	Media Entertainment		3,643	—	—	—%
Women's Marketing, Inc. (c) (e)	Media Entertainment		2,235	—	—	—%
World Business Lenders, LLC - Preferred Stock (c) (e) (p)	Consumer Finance		922,669	3,750	3,755	0.3%
WSO Holdings, LP (c) (e)	Food & Beverage		698	279	—	—%
Wythe Will Tzetzo, LLC (c) (e) (u)	Food & Beverage		22,312	302	—	—%
YummyEarth Inc. (c) (e)	Food & Beverage		223	—	—	—%
Sub Total Equity/Other				$224,203	$260,783	17.3%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2019 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
TOTAL INVESTMENTS - 167.5% (b)				$2,641,046	$2,528,816	167.5%
Forward foreign currency contracts:

Counterparty	Contract to Deliver	In Exchange For	Maturity Date	Unrealized Appreciation/(Depreciation)
Goldman Sachs International	CAD 21,275	$15,899	4/8/2019	$(42)
_____________

(a)
All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Qualifying assets represent 73.1% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.

(b)	Percentages are based on net assets of $1,509,944 as of March 31, 2019.

(c)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).

(d)	As of the date of election, the portfolio company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be payment-in-kind (“PIK”).

(e)	Non-income producing at March 31, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

(f)	The Company has various unfunded commitments to portfolio companies. The remaining amount of these unfunded commitments as of March 31, 2019 are comprised of the following:
March 31, 2019 (Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Original Commitment	Remaining Commitment
AccentCare, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	$4,310	$948
AMI Entertainment Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,234	1,234
BrightSpring	Senior Secured First Lien Debt	Delayed draw term loan	417	417
CCW, LLC	Senior Secured First Lien Debt	Revolver term loan	3,000	1,700
CDHA Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	7,583	7,583
CDHA Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,264	581
Cold Spring Brewing Company	Senior Secured First Lien Debt	Revolver term loan	238	238
Corfin Industries LLC	Senior Secured First Lien Debt	Revolver term loan	956	574
Dentalcorp Perfect Smile ULC	Senior Secured Second Lien Debt	Delayed draw term loan	2,028	523
Deva Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	559	559
Florida Foods Products, LLC	Senior Secured First Lien Debt	Revolver term loan	1,774	362
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver term loan	2,753	2,642
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,731	492
Integral Ad Science, INC.	Senior Secured First Lien Debt	Revolver term loan	1,085	1,085
Lakeview Health Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	310	186
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	547	469
Miller Environmental Group	Senior Secured First Lien Debt	Delayed draw term loan	2,651	2,651
Miller Environmental Group	Senior Secured First Lien Debt	Revolver term loan	1,324	1,165
MMM Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,761	1,761
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Equity	10,764	2,055
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,316	295
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	2,584
SRC Worldwide	Senior Secured First Lien Debt	Revolver term loan	224	157
St Augustine	Senior Secured First Lien Debt	Revolver term loan	2,615	2,615
Subsea Global Solutions, LLC	Senior Secured First Lien Debt	Revolver term loan	963	613
Tillamook Country Smoker, LLC	Senior Secured First Lien Debt	Revolver term loan	2,696	404
Twentyeighty, Inc.	Senior Secured First Lien Debt	Revolver term loan	443	443
USF S&H Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	1,616	1,131
WMK, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,618	1,745
WMK, LLC	Senior Secured First Lien Debt	Revolver term loan	2,618	2,094
Total			$64,982	$39,306

(g)	The investment is subject to a three year lock-up restriction on withdrawals. The lock-up expires on March 31, 2019.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

(l)For the three months ended March 31, 2019, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind (“PIK”):
March 31, 2019 (Unaudited)

Portfolio Company	Investment Type	Cash	PIK	All-in Rate	PIK earned for the three months ended March 31, 2019
Capstone Nutrition (fka Integrity Nutraceuticals)	Senior Secured First Lien Debt	—%	15.24%	15.24%	$—
Capstone Nutrition (fka Integrity Nutraceuticals)	Senior Secured First Lien Debt	—%	15.24%	15.24%	—
Capstone Nutrition (fka Integrity Nutraceuticals)	Senior Secured First Lien Debt	—%	15.24%	15.24%	—
Frank Entertainment Group, LLC	Senior Secured First Lien Debt	—%	11.50%	11.50%	—
Integral Ad Science, INC.	Senior Secured First Lien Debt	8.50%	1.25%	9.75%	43
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	12.05%	—%	12.05%	—
Kahala Ireland OpCo Designated Activity Company	Senior Secured First Lien Debt	13.00%	—%	13.00%	—
Lightsquared LP	Senior Secured First Lien Debt	—%	11.36%	11.36%	363
Mood Media Corporation	Senior Secured First Lien Debt	9.85%	—%	9.85%	—
NexSteppe Inc.	Senior Secured First Lien Debt	—%	12.00%	12.00%	—
NexSteppe Inc.	Senior Secured First Lien Debt	—%	12.00%	12.00%	—
Squan Holding Corp.	Senior Secured First Lien Debt	8.60%	1.00%	9.60%	42
Tax Defense Network, LLC	Senior Secured First Lien Debt	—%	8.60%	8.60%	—
TwentyEighty, Inc.	Senior Secured First Lien Debt	4.00%	4.00%	8.00%	64
TwentyEighty, Inc.	Senior Secured First Lien Debt	0.25%	8.75%	9.00%	135
TwentyEighty, Inc.	Senior Secured First Lien Debt	10.60%	—%	10.60%	—
Von Drehle Corporation	Senior Secured First Lien Debt	14.10%	—%	14.10%	—
KidKraft, Inc.	Senior Secured Second Lien Debt	11.00%	1.00%	12.00%	15
Travelpro Products, Inc.	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%	10
Travelpro Products, Inc.	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%	12
Captek Softgel International, Inc.	Subordinated Debt	10.00%	1.50%	11.50%	26
Community Intervention Services, Inc.	Subordinated Debt	—%	13.00%	13.00%	—
Dyno Acquiror, Inc.	Subordinated Debt	10.50%	1.50%	12.00%	4
HTC Borrower, LLC	Subordinated Debt	—%	13.00%	13.00%	42
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%	—
PCX Aerostructures, LLC	Subordinated Debt	—%	6.00%	6.00%	111
RMP Group, Inc.	Subordinated Debt	10.50%	1.00%	11.50%	6
Steel City Media	Subordinated Debt	—%	16.00%	16.00%	—
Trademark Global LLC	Subordinated Debt	10.00%	1.25%	11.25%	—
Xplornet Communications, Inc.	Subordinated Debt	—%	6.25%	6.25%	—
Total					$873

(m)
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

(o)
The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be "non-controlled" when the Company owns 25% or less of the portfolio company's voting securities and "controlled" when the Company owns more than 25% of the portfolio company's voting securities. The Company classifies this investment as "controlled".

(p)
The provisions of the 1940 Act classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as "non-affiliated" when the Company owns less than 5% of a portfolio company's voting securities and "affiliated" when the Company owns 5% or more of a portfolio company's voting securities. The Company classifies this investment as "affiliated".

(q)	Unless otherwise indicated, all investments in the schedule of investments are non-affiliated, non-controlled investments.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

(r)	The Company's investment is held through the Consolidated Holding Company, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.

(s)	Related Fee Agreements consist of five investments with a total fair value of $0.8 million that are classified as Affiliated Investments.

(t)	The investment is on non-accrual status as of March 31, 2019.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

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

(x)
The investment is held through BSP TCAP Acquisition Holdings LP which, as further outlined in Note 1, is an affiliated acquisition entity utilized for the Triangle Transaction.  Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of March 31, 2019.

(y)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at March 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

(z)	The principal amount (par amount) is denominated in Canadian Dollars or CAD.

(aa)	The investment is not a restricted security. All other securities are restricted securities.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2019
(Unaudited)
The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2019:

	At March 31, 2019
	Investments at Fair Value	Percentage of Total Portfolio
Health Care	$312,830	12.4%
Business Services	262,583	10.4%
Diversified Investment Vehicles	204,549	8.1%
Aerospace & Defense	139,528	5.5%
Hotels, Restaurants & Leisure	130,186	5.1%
Diversified Telecommunication Services	114,119	4.5%
Media	106,527	4.2%
Metals & Mining	87,371	3.5%
Energy Equipment & Services	82,679	3.3%
Technology	82,305	3.3%
Real Estate Management & Development	77,287	3.1%
Health Care Providers & Services	74,610	3.0%
Chemicals	65,939	2.6%
Food Products	65,642	2.6%
Commercial Services & Supplies	61,445	2.4%
Industrials	61,385	2.4%
Financials	58,708	2.3%
Diversified Consumer Services	56,397	2.2%
Consumer Products	45,981	1.8%
Communications Equipment	41,179	1.6%
Gaming/Lodging	39,486	1.6%
Food & Beverage	32,775	1.3%
Education	31,303	1.2%
Telecom	30,202	1.2%
Professional Services	27,560	1.1%
Software	24,694	1.0%
Internet Software & Services	24,010	0.9%
Life Sciences Tools & Services	23,604	0.9%
Travel Services	21,537	0.9%
Media Entertainment	20,145	0.8%
Cable	15,150	0.6%
Advertising	13,843	0.5%
Transportation Infrastructure	11,851	0.5%
Containers & Packaging	11,400	0.5%
Consumer Finance	10,183	0.4%
Publishing	9,938	0.4%
Diversified Financial Services	7,739	0.3%
Financial Services	6,781	0.3%
Specialty Retail	5,730	0.2%
Automotive	5,490	0.2%
Retail	4,992	0.2%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

Consumer	$4,901	0.2%
Software/Services	4,895	0.2%
Energy	3,580	0.1%
Paper & Packaging	3,352	0.1%
Utilities	2,301	0.1%
Media/Entertainment	124	—%
Total	$2,528,816	100.0%

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Questex, Inc. (c) (f)	Media Entertainment	L+6.25% (9.02%), 9/7/2024	$431	$431	$423	—%
Questex, Inc. (c) (i)	Media Entertainment	L+6.25% (9.02%), 9/7/2024	16,151	15,845	15,858	1.1%
Quorum Health Corporation (j)	Health Care	L+6.75% (9.27%), 4/29/2022	5,212	5,282	5,149	0.3%
Regionalcare Hospital Prtnrs (a) (j)	Health Care	L+4.50% (7.13%), 11/16/2025	20,000	19,618	18,925	1.3%
Resco Products, Inc. (c)	Metals & Mining	L+4.50% (7.02%), 3/7/2020	10,000	10,000	9,850	0.7%
RR Donnelley & Sons Co (a) (j)	Publishing	L+5.00% (7.51%), 1/15/2024	10,000	9,925	9,775	0.7%
SCA Pharmaceuticals, LLC (c)	Health Care	L+9.00% (11.80%), 12/1/2020	2,235	2,152	2,051	0.1%
Schenectady International Group (j)	Chemicals	L+4.75% (7.19%), 8/21/2025	19,791	19,283	18,999	1.3%
SCUF Gaming, Inc. (c)	Gaming/Lodging	L+9.50% (12.01%), 12/1/2021	5,434	4,483	4,619	0.3%
SCUF Gaming, Inc. (c)	Gaming/Lodging	L+9.50% (12.01%), 3/1/2019	335	335	285	—%
Skillsoft Corp. (j)	Technology	L+4.75% (7.27%), 4/28/2021	24,779	23,349	19,968	1.3%
Squan Holding Corp. (c) (l)	Diversified Telecommunication Services	L+7.00% (9.40%), 10/10/2019	16,804	15,718	12,099	0.8%
SSH Group Holdings, Inc. (j)	Consumer Products	L+4.25% (6.77%), 7/25/2025	6,043	6,029	5,786	0.4%
Steel City Media (c)	Media	P+3.50% (9.00%), 3/29/2020	37,956	37,956	37,576	2.5%
Subcom (j)	Telecom	L+6.00% (8.35%), 11/2/2025	10,020	9,922	9,607	0.7%
Subsea Global Solutions, LLC (c) (f)	Business Services	L+7.00% (9.78%), 3/28/2023	215	215	208	—%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (9.80%), 3/28/2023	8,411	8,269	8,137	0.6%
Sutherland Global	Business Services	L+5.38% (8.18%), 4/23/2021	488	460	458	—%
Sutherland Global	Business Services	L+5.38% (8.18%), 4/23/2021	2,097	1,976	1,966	0.1%
Tax Defense Network, LLC (c) (l) (p) (t)	Diversified Consumer Services	L+6.00% (10.00%), 4/30/2020	33,028	26,218	7,927	0.5%
Tillamook Country Smoker, LLC (c)	Food Products	L+5.75% (8.57%), 5/19/2022	3,235	3,235	3,154	0.2%
Tillamook Country Smoker, LLC (c) (i)	Food Products	L+5.75% (8.40%), 5/19/2022	10,193	10,089	9,942	0.7%
Trademark Global LLC (c)	Consumer Products	L+5.50% (8.02%), 10/1/2022	2,188	2,187	2,171	0.1%
Transperfect Global, Inc. (c) (i)	Business Services	L+6.75% (9.25%), 5/7/2024	6,808	6,686	6,709	0.5%
Traverse Midstream Partners, LLC (j)	Energy Equipment & Services	L+4.00% (6.60%), 9/27/2024	6,352	6,326	6,082	0.4%
Trilogy International Partners, LLC (a)	Diversified Telecommunication Services	8.88%, 5/1/2022	14,875	14,822	14,257	1.0%
TwentyEighty, Inc. (c) (l) (p)	Media	8.00%, 3/31/2020	6,553	5,460	6,422	0.4%
TwentyEighty, Inc. (c) (l) (p)	Media	L+8.00% (10.80%), 3/31/2020	304	274	300	—%
TwentyEighty, Inc. (c) (f) (l) (p)	Media	8.75%, 3/31/2020	6,283	5,289	6,158	0.4%
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
_____________

(a)
All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Qualifying assets represent 71.9% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.

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

(o)
The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be "non-controlled" when the Company owns 25% or less of the portfolio company's voting securities and "controlled" when the Company owns more than 25% of the portfolio company's voting securities. The Company classifies this investment as "controlled".

(p)
The provisions of the 1940 Act classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as "non-affiliated" when the Company owns less than 5% of a portfolio company's voting securities and "affiliated" when the Company owns 5% or more of a portfolio company's voting securities. The Company classifies this investment as "affiliated".

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
For the period ended March 31, 2019
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
On July 31, 2018, BSP completed the Triangle Transaction. The gross cash proceeds paid to Triangle were approximately $793.3 million, after adjustments to take into account portfolio activity and other matters occurring since December 31, 2017. In accordance with BSP’s allocation policy, the Company acquired approximately 24% of the assets in the Triangle Portfolio for an aggregate purchase price of $188.1 million. The final allocation of the investments in the Triangle Portfolio by BSP was based on a number of factors, including, among others, the Company's available capital at the time of allocation, changes in the composition of the Triangle Portfolio between the signing of the APA and the closing of the Triangle Transaction, the suitability of the investments in Triangle’s Portfolio for the Company as compared to the other funds managed by BSP, regulatory guidance regarding the allocation of certain Triangle Portfolio assets between funds managed by BSP and changes in the relative size of the funds managed by BSP.
The Company accounted for the Triangle Transaction under the accounting and reporting guidance within ASC Topic 805, Business Combinations (“ASC 805”). The Company concluded that the Triangle Transaction should be accounted for as an asset acquisition and no further considerations or disclosures required for a business combination under ASC 805 are warranted.
On February 1, 2019, Franklin Templeton acquired BSP, including BSP’s 100% ownership interest in our Adviser (the “FT Transaction”). All investment professionals currently managing the Company and its investments, and all members of the BSP’s Investment Committee are expected to maintain their current responsibilities after the FT Transaction.
During the three months ended March 31, 2019, the Company invested approximately $283.0 million to portfolio companies to contribute to the support of their business objectives of which some were contractually obligated. See Note 7 - Commitments and Contingencies. As of March 31, 2019, the Company held investments in loans it made to investee companies with aggregate principal amounts of $2,366.2 million. The details of such investments have been disclosed on the consolidated schedule of investments as well as in Note 3 - Fair Value of Financial Instruments. In addition to providing loans to investee companies, from time to time the Company may assist investee companies in securing financing from other sources by introducing such investee companies to sponsors or other lending institutions.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2019
(Unaudited)

While the structure of the Company’s investments is likely to vary, the Company may invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants, CLOs and other instruments, many of which generate current yields. If the Adviser deems appropriate, the Company may invest in more liquid senior secured and second lien debt securities, some of which may be traded. The Company will make such investments to the extent allowed by the 1940 Act and consistent with its continued qualification as a RIC for federal income tax purposes.
On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. As of March 31, 2019, the Company had issued 212.6 million shares of common stock for gross proceeds of $2.2 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of March 31, 2019, the Company had repurchased a cumulative 23.4 million shares of common stock through its share repurchase program for payments of $204.3 million.
The Company intends to co-invest, subject to the conditions included in the exemptive order the Company received from the Securities and Exchange Commission ("SEC"), with certain of its affiliates. The Company believes that such co-investments may afford it additional investment opportunities and an ability to achieve greater diversification.
As a BDC, the Company is generally required to invest at least 70% of its total assets primarily in securities of private and certain U.S. public companies (other than certain financial institutions), cash, cash equivalents and U.S. Government securities and other high quality debt investments that mature in one year or less.
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
Although Congress passed the Small Business Credit Availability Act (the “SBCAA”) on March 23, 2018, which amended the 1940 Act to permit BDCs to incur increased leverage if certain conditions are met, the Company does not presently intend to avail itself of the increased leverage limits permitted by the SBCAA. If the Company were to avail itself of the increased leverage permitted by the SBCAA, this would effectively allow the Company to double its leverage, which would increase leverage risk and expenses.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2019
(Unaudited)

Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, the consolidated financial statements may not include all of the information and notes required by U.S. GAAP for annual consolidated financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2019.
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
With respect to investments for which market quotations are not readily available, the Adviser undertakes a multi-step valuation process each quarter, as described below:

•
Each portfolio company or investment will be valued by the Adviser, with assistance from one or more independent valuation firms engaged by the Company's board of directors or as noted below, with respect to investments in an investment fund;

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2019
(Unaudited)

For an investment in an investment fund that does not have a readily determinable fair value, the Company measures the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of ASC 946, as of the Company's measurement date. However, there can be no assurance that the Company will be able to sell such investment at a price equal to its net asset value per share and the Company may ultimately sell such investment at a discount to its net asset value per share.
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
Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. For the periods ended March 31, 2019, and December 31, 2018 the Company did not incur any offering costs.
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
For the period ended March 31, 2019
(Unaudited)

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
For the period ended March 31, 2019
(Unaudited)

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
For the period ended March 31, 2019
(Unaudited)

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
For investments for which Level 1 inputs, such as quoted prices, were not available at March 31, 2019, the investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at March 31, 2019 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the period ended March 31, 2019
(Unaudited)

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
For discussion of the fair value measurement of the Company's foreign currency contracts, refer to Note 6 - Derivatives.
The following table presents fair value measurements of investments, by major class, as of March 31, 2019, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$679,337	$1,048,280	$—	$1,727,617
Senior Secured Second Lien Debt	—	56,685	236,489	—	293,174
Subordinated Debt	—	26,604	92,174	—	118,778
Collateralized Securities	—	—	128,464	—	128,464
Equity/Other	3,601	3,208	181,097	72,877	260,783
Total	$3,601	$765,834	$1,686,504	$72,877	$2,528,816
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2019
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2019:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2018	$1,052,503	$239,371	$92,595	$127,212	$117,107	$1,628,788
Net change in unrealized appreciation (depreciation) on investments	(4,903)	(1,252)	(529)	7,643	16,125	17,084
Purchases and other adjustments to cost	79,754	27,681	335	55	47,616	155,441
Sales and redemptions	(52,797)	(13,649)	(123)	(6,446)	(312)	(73,327)
Net realized gains (losses)	(444)	165	(104)	—	561	178
Transfers in	20,132	—	—	—	—	20,132
Transfers out	(45,965)	(15,827)	—	—	—	(61,792)
Balance as of March 31, 2019	$1,048,280	$236,489	$92,174	$128,464	$181,097	$1,686,504
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(5,576)	$(1,088)	$(567)	$7,643	$16,294	$16,706
Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.
For the three months ended March 31, 2019, there were no transfers out of Level 1 to Level 2. For the three months ended March 31, 2019, investments in four companies were transferred out of Level 2 to Level 3. For the three months ended March 31, 2019, investments in seven companies were transferred from Level 3 to Level 2 as the number of observable market quotes increased.
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
For the period ended March 31, 2019
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
The composition of the Company’s investments as of March 31, 2019, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,835,019	$1,727,617	68.3%
Senior Secured Second Lien Debt	310,123	293,174	11.6
Subordinated Debt	123,163	118,778	4.7
Collateralized Securities	148,538	128,464	5.1
Equity/Other	224,203	260,783	10.3
Total	$2,641,046	$2,528,816	100.0%
The composition of the Company’s investments as of December 31, 2018, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,751,866	$1,632,463	70.0%
Senior Secured Second Lien Debt	278,108	262,194	11.2
Subordinated Debt	118,407	113,049	4.8
Collateralized Securities	154,930	127,212	5.4
Equity/Other	177,021	199,796	8.6
Total	$2,480,332	$2,334,714	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2019
(Unaudited)

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of March 31, 2019. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$533,488	Discounted Cash Flow	Market Yield	6.59%	19.78%	10.32%
Senior Secured First Lien Debt (b)	$273,979	Yield Analysis	Market Yield	6.84%	20.74%	11.86%
Senior Secured First Lien Debt (b)	$10,405	Waterfall Analysis	EBITDA Multiple	3.75x	7.25x	5.51x
Senior Secured First Lien Debt (b) (c)	$2,347	Waterfall Analysis	Revenue Multiple	0.3x	0.3x	0.3x
Senior Secured Second Lien Debt (d)	$160,561	Yield Analysis	Market Yield	10.25%	30.04%	14.06%
Senior Secured Second Lien Debt (d)	$36,481	Discounted Cash Flow	Market Yield	9.72%	14.84%	12.09%
Senior Secured Second Lien Debt (d)	$1,956	Waterfall Analysis	Revenue Multiple	1.63x	1.63x	1.63x
Subordinated Debt (e)	$29,257	Yield Analysis	Market Yield	12.21%	25.01%	16.03%
Subordinated Debt (c ) (e)	$5,644	Waterfall	EBITDA Multiple	6.00x	6.00x	6.00x
Collateralized Securities	$128,464	Discounted Cash Flow	Discount Rate	6.75%	40.00%	17.89%
Equity/Other (f)	$43,080	Discounted Cash Flow	Market Yield	11.31%	11.31%	11.31%
Equity/Other (f)	$35,913	Waterfall Analysis	Discount Rate	15.50%	15.50%	15.50%
Equity/Other (f)	$14,979	Waterfall Analysis	EBITDA Multiple	4.25x	12.0x	7.08x
Equity/Other (f)	$726	Waterfall	TBV Multiple	1.5x	1.5x	1.5x
Equity/Other (f)	$658	Enterprise Valuation	EBITDA Multiple	7.25x	7.25x	7.25x
Equity/Other (f)	$46	Waterfall	Revenue Multiple	0.15x	0.15x	0.15x
______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)
The remaining $228.1 million of senior secured first lien debt consisted of $91.6 million which was valued using other analysis technique, $76.4 million which were valued using a Scenario-Based analysis technique factoring in various unobservable inputs, and $60.1 million which were valued based on their respective acquisition prices as the investments closed near year end.

(c)	Weighted average not applicable as this asset category contains one investment.

(d)
The remaining $37.5 million of senior secured second lien debt consisted of $26.1 million which was valued based on their respective acquisition prices as the investments closed near year end and $11.4 million which was valued using a Scenario-Based analysis technique factoring in various unobservable inputs.

(e)
The remaining $57.3 million of subordinated debt consisted of $37.2 million of discount rate valuation techniques and $20.1 valued using a Scenario-Based analysis technique factoring in various unobservable inputs.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2019
(Unaudited)

(f)
The remaining $85.7 million of equity/other investments consisted of $40.1 million valued with other techniques and discount rate, $35.6 million which were valued based on their respective acquisition prices as the investments closed near year end, $7.8 million were valued using the Current Method, and $2.2 million were valued using the waterfall technique.

There were no significant changes in valuation approach or technique as of March 31, 2019.
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2019
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
For the period ended March 31, 2019
(Unaudited)

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
As of March 31, 2019, the Company had eight portfolio companies, which represented fifteen investments, on non-accrual status with a total principal amount of $177.5 million, amortized cost of $119.0 million, and fair value of $46.5 million which represented 5.6%, 4.5% and 1.8% of the investment portfolio's total principal, amortized cost and fair value, respectively. As of December 31, 2018, the Company had eight portfolio companies, which represented fourteen portfolio investments, on non-accrual status with a total principal amount of $171.4 million, amortized cost of $117.4 million, and fair value of $43.8 million, which represented 5.7%, 4.7% and 1.9% of the investment portfolio's total principal, amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
Note 4 — Related Party Transactions and Arrangements
Investment Advisory Agreement
Pursuant to the Investment Advisory Agreement and for the investment advisory and management services provided thereunder, the Company pays the Adviser a base management fee and an incentive fee.
Prior to February 1, 2019, the Company's Adviser provided investment advisory and management services under the investment advisory and management services agreement, effective November 1, 2016 (the “Prior Investment Advisory Agreement”), and most recently re-approved by the Board in August 2018. The terms of the Prior Investment Advisory Agreement were materially identical to the Investment Advisory Agreement. The Prior Investment Advisory Agreement automatically terminated on February 1, 2019 upon the indirect change of control of the Adviser on the consummation of Franklin Resources, Inc.’s (“FRI”) and Templeton International, Inc.’s (collectively with FRI, “Franklin Templeton”) acquisition of BSP (the “FT Transaction”). The Investment Advisory Agreement was approved by the Board, including a majority of independent directors, on October 22, 2018, and by stockholders at a special meeting held on January 11, 2019 and took effect February 1, 2019.
Base Management Fee
The base management fee is calculated at an annual rate of 1.5% of the Company’s average gross assets. The Company’s gross assets increase or decrease with any appreciation or depreciation associated with a derivative contract. The base management fee is payable quarterly in arrears. Average gross assets is calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. All or any part of the base management fee not taken as to any quarter may be deferred without interest and may be taken in such other quarter as the Adviser will determine within three years. The base management fee for any partial month or quarter is appropriately pro-rated.
As of March 31, 2019 and December 31, 2018, $9.4 million and $9.7 million was payable to the Adviser for base management fees, respectively.
For the three months ended March 31, 2019 and 2018, the Company incurred $9.4 million and $10.0 million, respectively, in base management fees under the Investment Advisory Agreement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2019
(Unaudited)

Incentive Fees
The incentive fee consists of two parts. The first part is referred to as the incentive fee on income and it is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The payment of the incentive fee on income shall be subject to payment of a preferred return to investors each quarter, expressed as a quarterly rate of return on the value of the Company's net assets at the end of the most recently completed calendar quarter, of 1.75% (7.00% annualized), subject to a “catch up” feature (as described below). The calculation of the incentive fee on income for each quarter is as follows:

•
No incentive fee on income shall be payable to the Adviser in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income does not exceed the preferred return rate of 1.75% or 7.00% annualized (the “Preferred Return”) on net assets;

•
100% of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the preferred return but is less than or equal to 2.1875% in any calendar quarter (8.75% annualized) shall be payable to the Adviser. This portion of the Company’s incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 20% on all of the Company’s Pre-Incentive Fee Net Investment Income when the Company’s Pre-Incentive Fee Net Investment Income reaches 2.1875% (8.75% annualized) in any calendar quarter; and

•
For any quarter in which the Company's Pre-Incentive Fee Net Investment Income exceeds 2.1875% (8.75% annualized), the incentive fee on income shall equal 20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, as the Preferred Return and catch-up will have been achieved.

As of March 31, 2019 and December 31, 2018, $8.2 million and $5.7 million was payable to the Adviser for the incentive fee on income, respectively.
For the three months ended March 31, 2019 and 2018, the Company incurred $6.8 million and $4.6 million, respectively, in incentive fees on income under the Investment Advisory Agreement.
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
Administration Agreement
In connection with the Administration Agreement, BSP provides the Company with office facilities and administrative services. As of March 31, 2019 and December 31, 2018, $1.3 million and $0.7 million was payable to BSP under the Administration Agreement, respectively.
For the three months ended March 31, 2019 and 2018, the Company incurred $0.6 million and $0.7 million, respectively, in administrative service fees under the Administration Agreement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2019
(Unaudited)

Co-Investment Relief
The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. The SEC staff has granted the Company exemptive relief that allows it to enter into certain negotiated co-investment transactions alongside with other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with its investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, the Company is permitted to co-invest with its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of its eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and the Company's stockholders and do not involve overreaching in respect of the Company or the Company's stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies.
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
Private Placement in connection with FT Transaction
In connection with the FT Transaction, on November 1, 2018, the Company issued approximately 6.1 million and 4.9 million shares of the Company's common stock to FRI and BSP, respectively, at a purchase price of $8.20 per share in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
Offering Costs
The Company incurs certain costs in connection with the registration of shares of its common stock. Offering costs principally relate to professional fees, printing costs, direct marketing expenses, due diligence costs, fees paid to regulators and other expenses, including the salaries and/or expenses of the Adviser and its affiliates engaged in registering and marketing the Company’s common stock. Such allocated expenses of the Adviser and its affiliates may include the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for the Company. The Company incurred no offering costs for the three months ended March 31, 2019 and 2018, respectively.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2019
(Unaudited)

Note 5 — Borrowings
Wells Fargo Credit Facility
On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank as collateral agent, account bank and collateral custodian (as amended from time to time, the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility, which was subsequently amended on January 14, 2013, April 26, 2013, September 9, 2013, June 30, 2014, May 29, 2015, November 4, 2015, January 8, 2016, October 31, 2016, May 18, 2017, April 3, 2018, May 9, 2018, November 8, 2018, December 21, 2018 and March 15, 2019, provides for borrowings in an aggregate principal amount of up to $600.0 million on a committed basis. The Wells Fargo Credit Facility has a maturity date of May 9, 2023.
The Wells Fargo Credit Facility is priced at the one-month maturity LIBOR, with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I is subject to a non-usage fee to the extent the aggregate principal amount available under the Wells Fargo Credit Facility has not been borrowed. The non-usage fee for the three months from the most recent amendment is 0.50% on any principal amount unused. After the three months from the most recent amendment, the non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeds 25%.
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
For the period ended March 31, 2019
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
The 2020 Notes were issued pursuant to the Indenture, dated as of August 31, 2015, between the Company and the Trustee. The 2020 Notes will mature on September 1, 2020 and may be redeemed in whole or in part at the Company’s option at any time, or from time to time, at the redemption prices set forth in the Indenture. The 2020 Notes bear interest at a rate of 6.00% per year payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2016. The 2020 Notes will be general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2020 Notes. The 2020 Notes will rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles or similar facilities, including credit facilities held by the Company’s wholly owned, special purpose financing subsidiaries.
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
For the period ended March 31, 2019
(Unaudited)

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
For the period ended March 31, 2019
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
The weighted average annualized interest cost for all borrowings for the three months ended March 31, 2019 and 2018 was 4.83% and 4.36%, respectively. The average daily debt outstanding for the three months ended March 31, 2019 and 2018 was $958.8 million and $1.1 billion, respectively. The maximum debt outstanding for the three months ended March 31, 2019 and 2018 was $1.0 billion and $1.2 billion, respectively.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2019
(Unaudited)

The following table represents borrowings as of March 31, 2019:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Balance Sheet
Wells Fargo Credit Facility	5/9/2023	$600,000	$402,651	$(8,211)	$394,440
Citi Credit Facility	5/28/2020	400,000	313,500	(930)	312,570
2023 Notes	5/30/2023	60,000	59,729	(786)	58,943
2022 Notes	12/30/2022	150,000	149,381	(1,711)	147,670
2020 Notes	9/1/2020	100,000	99,551	(179)	99,372
Totals		$1,310,000	$1,024,812	$(11,817)	$1,012,995

The following table represents borrowings as of December 31, 2018:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Balance Sheet
Wells Fargo Credit Facility	5/9/2023	$545,000	$294,651	$(8,163)	$286,488
Citi Credit Facility	5/28/2020	400,000	293,500	(1,127)	292,373
2023 Notes	5/30/2023	60,000	59,713	(833)	58,880
2022 Notes	12/30/2022	150,000	149,340	(1,824)	147,516
2020 Notes	9/1/2020	100,000	99,474	(209)	99,265
Totals		$1,255,000	$896,678	$(12,156)	$884,522

The following table represents interest and debt fees for the three months ended March 31, 2019:

	Three months ended March 31, 2019
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (3)	Other Fees (4)
Wells Fargo Credit Facility	(1)	(2)	$4,144	$468	$544
Citi Credit Facility	L+1.60%	0.50%	3,352	198	136
2023 Notes	5.38%	n/a	822	47	—
2022 Notes	4.75%	n/a	1,822	112	—
2020 Notes	6.00%	n/a	1,578	31	4
Totals			$11,718	$856	$684
______________
(1) Interest rate is priced at one month's LIBOR with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum, depending on the composition of the portfolio of loans owned.
(2) The non-usage fee for the three months from the most recent amendment is 0.50% on any principal amount unused. After the three months from the most recent amendment, the non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeds 25%.
(3) Amortization of deferred financing costs.
(4) Includes non-usage fees and custody fees.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2019
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
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature. The fair value of the Company's 2020 Notes, 2022 Notes, and 2023 Notes are derived from market indications provided by Bloomberg Finance L.P. at March 31, 2019. The fair value of the Company's 2020 Notes, 2022 Notes, and 2023 Notes are derived from market indications provided by Bloomberg Finance L.P. at December 31, 2018.
At March 31, 2019, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2019 and 2018, the Company's borrowings would be deemed to be Level 3, as defined in Note 3.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2019
(Unaudited)

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below (amounts in thousands):

	Level	Carrying Amount at March 31, 2019	Fair Value at March 31, 2019
Wells Fargo Credit Facility	3	$402,651	$402,651
Citi Credit Facility	3	313,500	313,500
2023 Notes	3	59,729	61,746
2022 Notes	3	149,381	152,025
2020 Notes	3	99,551	102,820
		$1,024,812	$1,032,742

	Level	Carrying Amount at December 31, 2018	Fair Value at December 31, 2018
Wells Fargo Credit Facility	3	$294,651	$294,651
Citi Credit Facility	3	293,500	293,500
2023 Notes	3	59,713	59,820
2022 Notes	3	149,340	147,717
2020 Notes	3	99,474	102,287
		$896,678	$897,975

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
At March 31, 2019, the forward foreign currency contract was classified within Level 2 of the fair value hierarchy. The derivative held at period end was not subject to a master netting arrangement or other similar agreement.
Note 7 — Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2019, the Company had unfunded commitments on delayed draw term loans of $13.9 million, unfunded commitments on revolver term loans of $23.4 million and unfunded equity capital commitments of $2.1 million. As of December 31, 2018, the Company had unfunded commitments on delayed draw term loans of $15.2 million, unfunded commitments on revolver term loans of $21.1 million and unfunded equity capital commitments of $0.5 million. The unfunded commitments are disclosed in the Company's consolidated schedule of investments. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.
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
For the period ended March 31, 2019
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
Note 9 — Common Stock
On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through March 31, 2019, the Company sold 212.6 million shares of common stock for gross proceeds of $2.2 billion, including the shares purchased by an affiliate of BSP and shares issued under the Company's DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. From inception of the Company's DRIP plan to March 31, 2019, the Company had repurchased 23.4 million shares of common stock through its share repurchase program for payments of $204.3 million.
The following table reflects the common stock activity for the three months ended March 31, 2019 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	1,087,268	8,916
Share Repurchases	(2,241,001)	(18,376)
	(1,153,733)	$(9,460)

The following table reflects the common stock activity for the year ended December 31, 2018 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	10,975,610	$90,000
Shares Issued through DRIP	4,720,005	38,983
Share Repurchases	(5,105,553)	(42,313)
	10,590,062	$86,670

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2019
(Unaudited)

The following table reflects the stockholders' equity activity for the three months ended March 31, 2019 (dollars in thousands except share amounts):

	Three Months Ended March 31, 2019
	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable (loss) earnings	Net assets attributable to non-controlling interest	Total Stockholders' Equity
Balance as of December 31, 2018	190,324,059	$190	$1,811,970	$(323,127)	$3,686	$1,492,719
Net investment income	—	—	—	27,164	2	27,166
Net realized gains (losses) from investment transactions	—	—	—	(1,911)	1,292	(619)
Net change in unrealized appreciation on investments	—	—	—	30,579	—	30,579
Repurchases	(2,241,001)	(2)	(18,374)	—	—	(18,376)
Distributions to stockholders	1,087,268	—	—	(30,441)	—	(30,441)
Reinvested dividends	—	1	8,915	—	—	8,916
Balance as of March 31, 2019	189,170,326	$189	$1,802,511	$(297,736)	$4,980	$1,509,944
The following table reflects the stockholders' equity activity for the three months ended March 31, 2018 (dollars in thousands except share amounts):

	Three Months Ended March 31, 2018
	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable (loss) earnings	Net assets attributable to non-controlling interest	Total Stockholders' Equity
Balance as of December 31, 2017	179,733,998	$180	$1,752,793	$(261,278)	$2,821	$1,494,516
Net investment income (loss)	—	—	—	26,154	(5)	26,149
Net realized losses from investment transactions	—	—	—	(34,409)	—	(34,409)
Net change in unrealized appreciation (depreciation) on investments	—	—	—	30,231	(314)	29,917
Repurchases	(2,711,841)	(3)	(22,546)	—	—	(22,549)
Distributions to stockholders	1,223,362	1	10,166	(28,727)	—	(18,560)
Reinvested dividends	—	—	—	—	—	—
Balance as of March 31, 2018	178,245,519	$178	$1,740,413	$(268,029)	$2,502	$1,475,064
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2019
(Unaudited)

On March 8, 2016, the Company's board of directors amended the Company's SRP. The Company intends to conduct tender offers on a semi-annual basis, instead of on a quarterly basis as was done previously. The Company intends to continue to limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% at each semi-annual tender offer. In addition, in the event of a stockholder’s death or disability, the Company may, in its sole discretion, accept up to the full amount tendered by such stockholder of the current net asset value per share. Any repurchases of shares made in connection with a stockholder’s death or disability may be included within the overall limitation imposed on tender offers during the relevant redemption period, which provides that the Company may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period. The Company's six most recent tender offers were oversubscribed.

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
Through March 31, 2019, the Company had repurchased an aggregate of 23.4 million shares of common stock for payments of $204.3 million. As of December 31, 2018, the Company had repurchased 21.2 million shares of common stock for payments of $185.9 million. Amounts include additional shares tendered for death and disability as permitted.
Note 11 — Earnings Per Share
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of March 31, 2019 and 2018.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2019
(Unaudited)

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31,
	2019	2018
Basic and diluted
Net increase in net assets resulting from operations	$55,832	$21,976
Weighted average common shares outstanding	189,950,319	179,247,608
Net increase in net assets resulting from operations per share	$0.29	$0.12
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
From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, and as a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of March 31, 2019, the Company had accrued $10.4 million in stockholder distributions that were unpaid. As of December 31, 2018, the Company had accrued $10.5 million in stockholder distributions that were unpaid.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2019
(Unaudited)

The table below reflects the cash distributions per share that the Company has paid on its common stock since January 2017.

Record Date	Payment Date	Per share	Distributions Paid in Cash	Distributions Paid Through the DRIP	Total Distributions Paid
2017:
January 31, 2017	February 3, 2017	$0.07	$7,983	$5,081	$13,064
February 28, 2017	March 1, 2017	0.07	7,250	4,612	11,862
March 31, 2017	April 3, 2017	0.07	8,135	5,060	13,195
April 30, 2017	May 1, 2017	0.07	7,942	4,881	12,823
May 31, 2017	June 1, 2017	0.07	8,270	4,995	13,265
June 30, 2017	July 3, 2017	0.07	8,064	4,813	12,877
July 31, 2017	August 3, 2017	0.06	6,307	3,692	9,999
August 31, 2017	September 1, 2017	0.06	6,223	3,622	9,845
September 30, 2017	October 2, 2017	0.05	6,060	3,477	9,537
October 31, 2017	November 1, 2017	0.06	6,303	3,574	9,877
November 30, 2017	December 1, 2017	0.05	6,140	3,443	9,583
December 31, 2017	January 2, 2018	0.06	6,388	3,535	9,923
			$85,065	$50,785	$135,850
2018:
January 31, 2018	February 1, 2018	$0.06	$6,443	$3,503	$9,946
February 28, 2018	March 1, 2018	0.05	5,809	3,129	8,938
March 31, 2018	April 1, 2018	0.05	6,436	3,407	9,843
April 30, 2018	May 1, 2018	0.05	6,288	3,255	9,543
May 31, 2018	June 1, 2018	0.06	6,577	3,309	9,886
June 29, 2018	July 2, 2018	0.05	6,405	3,182	9,587
July 31, 2018	August 1, 2018	0.06	6,670	3,258	9,928
August 31, 2018	September 4, 2018	0.06	6,687	3,188	9,875
September 28, 2018	October 1, 2018	0.05	6,459	3,061	9,520
October 31, 2018	November 1, 2018	0.05	6,713	3,144	9,857
November 30, 2018	December 3, 2018	0.05	7,137	3,012	10,149
December 31, 2018	January 2, 2019	0.06	7,411	3,095	10,506
			$79,035	$38,543	$117,578
2019:
January 31, 2019	February 1, 2019	$0.06	$7,461	$3,065	$10,526
February 28, 2019	March 1, 2019	0.05	6,716	2,756	9,472
March 29, 2019	April 1, 2019	0.05	7,352	3,091	10,443
			$21,529	$8,912	$30,441
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
For the period ended March 31, 2019
(Unaudited)

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
The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company's 2018, 2017, 2016 and 2015 federal tax returns remain subject to examination by the Internal Revenue Service.
As of March 31, 2019, the Company had a deferred tax asset of $1.3 million and a deferred tax liability of $(4.6) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.3 million. As of December 31, 2018, the Company had a deferred tax asset of $1.3 million and a deferred tax liability of $(4.1) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.3 million.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Tax Act”) was signed into law. The Tax Act reduced the statutory income tax rate applicable to corporations from 35 percent to 21 percent. This change affected the Company’s estimates of the current income tax expense and the deferred tax asset and liability balances used in the calculation of its net asset value. The Company has assessed that the reduction in the corporate tax rate did not have a significant impact on the Company’s net asset value. The Company will continue to assess the effects of the Tax Act on the deferred tax asset and liability balances and valuation allowances and continually assess the recoverability of their deferred tax assets based upon the weight of available evidence.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2019
(Unaudited)

Note 14 — Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Per share data:
Net asset value, beginning of period	$7.82	$8.30
Results of operations (1)
Net investment income	0.14	0.15
Net realized and unrealized gain (loss) on investments, net of deferred taxes	0.16	(0.03)
Net change in unrealized depreciation attributable to non-controlling interests	(0.01)	—
Net increase in net assets resulting from operations	0.29	0.12
Stockholder distributions (2)
Distributions from net investment income	(0.16)	(0.16)
Net decrease in net assets resulting from stockholder distributions	(0.16)	(0.16)
Capital share transactions
Issuance of common stock (3)	0.01	—
Repurchases of common stock	—	—
Net increase (decrease) in net assets resulting from capital share transactions	0.01	—
Net asset value, end of period	$7.96	$8.26
Shares outstanding at end of period	189,170,326	178,245,519
Total return (4)	3.69%	1.47%
Ratio/Supplemental data:
Net assets, end of period (in thousands)	$1,509,944	$1,475,064
Ratio of net investment income to average net assets (6)(7)	8.72%	8.09%
Ratio of total expenses to average net assets (6)(7)	7.66%	7.82%
Portfolio turnover rate (5)	5.05%	6.26%
______________

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock.

(4)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Portfolio turnover rate is not annualized.

(6)	Ratios are annualized, except for incentive fees.

(7)	There were no offering costs during the period.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2019
(Unaudited)

Note 15 – Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates as of March 31, 2019:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at March 31, 2019
Control Investments
California Resources Development JV, LLC - Preferred Equity - 9.00% (11)	Equity/Other	Metals & Mining	$888	$28,973	$—	$—	$—	$948	$29,921
California Resources Corp. - Preferred Equity D	Equity/Other	Metals & Mining	—	—	13,158	—	—	—	13,158
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (4) (10) (11)	Equity/Other	Food Products	—	—	—	—	—	—	—
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) - L+12.50% (15.03%), 9/25/2020 (4) (8) (11)	Senior Secured First Lien Debt	Food Products	—	3,219	1,804	—	—	211	5,234
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) - L+12.50% (15.03%), 9/25/2020 (4) (8) (11)	Senior Secured First Lien Debt	Food Products	—	3,459	—	—	—	129	3,588
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) - L+12.50% (15.03%), 9/25/2020 (4) (8) (11)	Senior Secured First Lien Debt	Food Products	—	7,692	—	—	—	287	7,979
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (4) (10) (11)	Equity/Other	Food Products	—	—	—	—	—	—	—
CRS-SPV, Inc. (10) (11)	Equity/Other	Business Services	—	2,221	—	—	—	—	2,221
Kahala Ireland OpCo Designated Activity Company - L+5.00% (13.00%), 12/23/2028 (3) (8) (11)	Senior Secured First Lien Debt	Aerospace & Defense	3,553	111,549	—	(20,000)	—	—	91,549
Kahala Ireland OpCo Designated Activity Company - Common Equity (3) (10) (11)	Equity/Other	Aerospace & Defense	—	20,329	—	—	—	12,334	32,663
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (3) (10) (11)	Equity/Other	Aerospace & Defense	—	3,250	—	(15)	—	15	3,250
Kahala US OpCo LLC - Class A Preferred Units - 13.00% (3) (10) (11)	Equity/Other	Aerospace & Defense	—	—	—	—	—	—	—
NexSteppe Inc. - Series C Preferred Stock Warrant (10) (11)	Equity/Other	Chemicals	—	—	—	—	—	—	—
NexSteppe Inc. - 12.00%, 6/30/2019 (8) (11)	Senior Secured First Lien Debt	Chemicals	—	—	—	—	—	—	—
NexSteppe Inc. - 12.00%, 6/30/2019 (8) (11)	Senior Secured First Lien Debt	Chemicals	—	—	—	—	—	—	—
NMFC Senior Loan Program I, LLC	Equity/Other	Diversified Investment Vehicles	1,375	50,573	—	—	—	(2,751)	47,822
Park Ave RE Holdings, LLC - 13.00%, 12/31/2021 (2) (8) (9) (11)	Subordinated Debt	Real Estate Management & Development	1,209	37,192	—	—	—	—	37,192
Park Ave RE Holdings, LLC - Common Shares (2) (10) (11)	Equity/Other	Real Estate Management & Development	—	15,578	379	—	—	493	16,450
Park Ave RE Holdings, LLC - Preferred Shares - 8.00% (2) (10) (11)	Equity/Other	Real Estate Management & Development	—	23,645	—	—	—	—	23,645
Siena Capital Finance - 12.50%, 8/16/2021	Senior Secured First Lien Debt	Financials	312	—	20,000	—	—	—	20,000
Siena Capital Finance	Equity/Other	Financials	—	—	35,669	—	(94)	—	35,575

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2019
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at March 31, 2019
Total Control Investments			$7,337	$307,680	$71,010	$(20,015)	$(94)	$11,666	$370,247

Affiliate Investments
Answers Corporation - Common Equity (10) (11)	Equity/Other	Technology	$—	$1,909	$—	$—	$—	$—	$1,909
B&M CLO 2014-1, LTD. Subordinated Notes - 4/16/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	—	6,029	—	(1,103)	—	2,408	7,334
CVP Cascade CLO, LTD. Subordinated Notes - 89.86%, 1/16/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	376	1,166	—	(115)	—	(124)	927
Danish CRJ LTD. - Common Equity (10) (11)	Equity/Other	Aerospace & Defense	—	—	—	—	—	—	—
Figueora - Class F Notes - 12.79%, 1/15/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	255	7,508	—	—	—	271	7,779
Figueroa CLO 2014-1, LTD. Subordinated Notes - 4.89%, 1/15/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	258	7,468	—	(807)	—	1,027	7,688
Frank Entertainment Group, LLC - 6.00%, 6/30/2019 (11)	Senior Secured First Lien Debt	Media Entertainment	—	1,441	—	(346)	(24)	29	1,100
Frank Entertainment Group, LLC - L+9.00% (11.50%), 7/4/2019	Senior Secured First Lien Debt	Media Entertainment	—	—	440	—	—	87	527
Frank Entertainment Group, LLC - 6.00%, 6/30/2019 (11)	Senior Secured Second Lien Debt	Media Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (10) (11)	Equity/Other	Media Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (10) (11)	Equity/Other	Media Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (10) (11)	Equity/Other	Media Entertainment	—	—	—	—	—	—	—
Frontstreet Facility Solutions, Inc. (10) (11)	Equity/Other	Telcom	—	—	—	(128)	128	—	—
Frontstreet Facility Solutions, Inc. -13.00%, 3/1/2021 (11)	Subordinated Debt	Telcom	26	189	—	(123)	(104)	38	—
MidOcean Credit CLO II, LLC Income Notes - 8.11%, 1/29/2025 (11)	Collateralized Securities	Diversified Investment Vehicles	255	16,534	—	(563)	—	2,727	18,698
MidOcean Credit CLO III, LLC Subordinated Notes - 13.99%, 7/21/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	551	14,651	—	—	—	2,089	16,740
MidOcean Credit CLO IV, LLC Income Notes - 4/15/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	—	8,595	—	(1,026)	—	8	7,577
NewStar Arlington Senior Loan Program LLC Class FR Notes - 17.88%, 7/25/2025 (11)	Collateralized Securities	Diversified Investment Vehicles	881	24,788	—	(193)	—	(760)	23,835
NewStar Arlington Senior Loan Program LLC Class FR Notes - 13.49%, 4/25/2031 (11)	Collateralized Securities	Diversified Investment Vehicles	167	4,425	4	—	—	188	4,617
NewStar Exeter Fund CLO – Debt - 9.97%, 1/20/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	310	8,580	40	—	—	632	9,252
NewStar Exeter Fund CLO – Equity - 16.65%, 1/19/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	498	11,895	—	(570)	—	(1,047)	10,278
OFSI Fund VI, Ltd. - Subordinated Notes - 0.00% 3/20/2025 (11)	Collateralized Securities	Diversified Investment Vehicles	—	3,008	—	(484)	—	113	2,637

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2019
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at March 31, 2019
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	$182	$8,705	$—	$—	$—	$(333)	$8,372
Related Fee Agreements (5)	Collateralized Securities	Diversified Investment Vehicles	59	1,321	—	(650)	—	106	777
Tax Defense Network, LLC - L+6.00% (10.00%), 8/27/2019 (8) (11)	Senior Secured First Lien Debt	Diversified Consumer Services	(34)	7,927	—	(348)	3	449	8,031
Tax Defense Network, LLC - Common Equity (10) (11)	Equity/Other	Diversified Consumer Services	—	—	—	—	—	—	—
Tax Defense Network, LLC - Preferred Equity (10) (11)	Equity/Other	Diversified Consumer Services	—	—	—	—	—	—	—
Team Waste, LLC - Preferred Units (10) (11)	Equity/Other	Industrials	—	2,235	—	—	—	—	2,235
Tennenbaum Waterman Fund, L.P. (10) (11)	Equity/Other	Diversified Investment Vehicles	387	10,137	—	—	—	20	10,157
THL Credit Greenway Fund II LLC	Equity/Other	Diversified Investment Vehicles	313	7,435	—	(697)	—	(212)	6,526
TwentyEighty, Inc. - Class A Common Equity (11)	Equity/Other	Media	—	—	—	—	—	2,129	2,129
TwentyEighty, Inc. - L+8.00% (10.60%), 3/31/2020 (8) (11)	Senior Secured First Lien Debt	Media	16	300	6	(35)	3	(5)	269
TwentyEighty, Inc. - L+4.00% (8.00%), 3/31/2020 (8) (11)	Senior Secured First Lien Debt	Media	322	6,422	255	—	—	(192)	6,485
TwentyEighty, Inc. - L+0.25% (9.00%), 3/31/2020 (8) (11)	Senior Secured First Lien Debt	Media	314	6,158	306	—	—	(175)	6,289
WhiteHorse VIII, Ltd. CLO Subordinated Notes - 5/1/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	7	3,975	—	(936)	—	3	3,042
World Business Lenders, LLC - Preferred Stock (10) (11)	Equity/Other	Consumer Finance	—	3,759	—	—	—	(4)	3,755
Total Affiliate Investments			$5,143	$176,560	$1,051	$(8,124)	$6	$9,472	$178,965
Total Control & Affiliate Investments			$12,480	$484,240	$72,061	$(28,139)	$(88)	$21,138	$549,212
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

(1)	The principal amount and ownership detail are shown in the consolidated schedules of investments.

(2)	This investment was not deemed significant under Regulation S-X as of March 31, 2019.

(3)
For the year ended December 31, 2018, the Company had determined that it must include audited financial statements of Kahala Ireland Opco Designated Activity Company because it was a controlled investment and was required to do so under SEC Rule 3-09. The audited financial statements were attached as Exhibit 99.1 in the Company's 2018 Form 10-K.

(4)	This investment was not deemed significant under Regulation S-X as of March 31, 2019.

(5)	Not all Related Fee Agreements shown on the consolidated schedules of investments are Affiliated Investments.

(6)	Gross of deferred taxes in the amount of $0.5 million.

(7)	Investment no longer held as of March 31, 2019.

(8)	Investment paid or has the option to pay all or a portion of interest and dividends via payment-in-kind.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2019
(Unaudited)

(9)	Portfolio company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be payment-in-kind.

(10)	Investment is non-income producing at March 31, 2019.

(11)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).

Dividends and interest for the three months ended March 31, 2019 attributable to Controlled and Affiliated investments no longer held as of March 31, 2019 was $0.03 million.
Realized gain for the three months ended March 31, 2019 attributable to Controlled and Affiliated investments no longer held as of March 31, 2019 was $0.02 million.
Change in unrealized gain for the three months ended March 31, 2019 attributable to Controlled and Affiliated investments no longer held as of March 31, 2019 was $0.04 million.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2019
(Unaudited)

Park Ave RE Holdings, LLC - 13.00%, 12/31/2021 (2) (8) (9) (11)	Subordinated Debt	Real Estate Management & Development	$4,902	$37,192	$—	$—	$—	$—	$37,192
Park Ave RE Holdings, LLC - Common Shares (2) (10) (11)	Equity/Other	Real Estate Management & Development	—	12,678	102	—	—	2,798	15,578
Park Ave RE Holdings, LLC - Preferred Shares - 8.00% (2) (10) (11)	Equity/Other	Real Estate Management & Development	—	23,645	—	—	—	—	23,645
South Grand MM CLO I, LLC (7)	Equity/Other	Diversified Investment Vehicles	100	28,904	—	(29,555)	460	191	—
Total Control Investments			$32,632	$350,279	$17,299	$(69,255)	$460	$8,897	$307,680

Affiliate Investments
Answers Corporation - Common Equity (10) (11)	Equity/Other	Technology	$—	$14,231	$—	$—	$—	$(12,322)	$1,909
Answers Corporation (7) (11)	Senior Secured First Lien Debt	Technology	82	2,916	7	(3,007)	55	29	—
Answers Corporation - L+7.90% (9.00%), 9/15/2021 (7) (11)	Senior Secured Second Lien Debt	Technology	557	4,371	153	(4,675)	435	(284)	—
B&M CLO 2014-1, LTD. Subordinated Notes - 11.61%, 4/16/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	767	12,804	—	(3,003)	(1,857)	(1,915)	6,029
Basho Technologies, Inc. (7)	Senior Secured First Lien Debt	Software	—	—	—	(1,238)	(5,247)	6,485	—
Basho Technologies, Inc. (7)	Senior Secured First Lien Debt	Software	—	—	—	—	(2,550)	2,550	—
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant (7)	Equity/Other	Software	—	—	—	—	(2,000)	2,000	—
CVP Cascade CLO, LTD. Subordinated Notes - 62.02%, 1/16/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	633	4,121	—	(1,143)	(5,500)	3,688	1,166
Danish CRJ LTD. - Common Equity (10) (11)	Equity/Other	Aerospace & Defense	—	605	—	(1)	—	(604)	—
Figueora - Class F Notes - 12.34%, 1/15/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	465	—	8,000	—	—	(492)	7,508
Figueroa CLO 2014-1, LTD. Subordinated Notes - 18.83%, 1/15/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	882	12,508	—	(852)	(4,000)	(188)	7,468
Frank Entertainment Group, LLC - 6.00%, 6/1/2022 (11)	Senior Secured First Lien Debt	Media Entertainment	—	—	1,836	—	—	(395)	1,441
Frank Entertainment Group, LLC - 2.50%, 6/1/2022 (11)	Senior Secured Second Lien Debt	Media Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (10) (11)	Equity/Other	Media Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (10) (11)	Equity/Other	Media Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (10) (11)	Equity/Other	Media Entertainment	—	—	—	—	—	—	—
Frontstreet Facility Solutions, Inc. (10) (11)	Equity/Other	Telecom	—	—	—	—	—	—	—
Frontstreet Facility Solutions, Inc. -13.00%, 3/1/2021 (11)	Subordinated Debt	Telecom	126	—	227	—	—	(38)	189
MidOcean Credit CLO II, LLC Income Notes - 12.13%, 1/29/2025 (11)	Collateralized Securities	Diversified Investment Vehicles	2,130	20,651	—	(431)	—	(3,686)	16,534

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2019
(Unaudited)

MidOcean Credit CLO III, LLC Subordinated Notes - 15.05%, 7/21/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	$2,398	$17,508	$1,738	$(1,847)	$(3,300)	$552	$14,651
MidOcean Credit CLO IV, LLC Income Notes - 10.02%, 4/15/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	1,128	12,212	—	(1,184)	—	(2,433)	8,595
NewStar Arlington Senior Loan Program LLC Class FR Notes - 18.47%, 7/25/2025 (11)	Collateralized Securities	Diversified Investment Vehicles	3,973	25,439	—	(2,050)	—	1,399	24,788
NewStar Arlington Senior Loan Program LLC Class FR Notes - 13.34%, 4/25/2031 (11)	Collateralized Securities	Diversified Investment Vehicles	455	—	4,532	—	—	(107)	4,425
NewStar Exeter Fund CLO – Debt - 9.85%, 1/20/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	1,212	8,660	161	—	—	(241)	8,580
NewStar Exeter Fund CLO – Equity - 17.24%, 1/19/2027 (11)	Collateralized Securities	Diversified Investment Vehicles	517	13,089	—	(2,141)	(7,000)	7,947	11,895
OFSI Fund VI, Ltd. - Subordinated Notes - 0.00%, 3/20/2025 (11)	Collateralized Securities	Diversified Investment Vehicles	183	10,162	—	(3,003)	(1,000)	(3,151)	3,008
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	1,264	10,136	—	(1,518)	—	87	8,705
Related Fee Agreements (5)	Collateralized Securities	Diversified Investment Vehicles	92	3,917	—	(2,838)	(343)	585	1,321
Silver Spring CLO, Ltd. - 4.84%, 10/16/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	370	10,363	—	(8,241)	(6,882)	4,760	—
Tax Defense Network, LLC - L+6.00% (10.00%), 8/27/2019 (8) (11)	Senior Secured First Lien Debt	Diversified Consumer Services	157	7,477	—	(314)	—	764	7,927
Tax Defense Network, LLC - Common Equity (10) (11)	Equity/Other	Diversified Consumer Services	—	—	—	—	—	—	—
Tax Defense Network, LLC - Preferred Equity (10) (11)	Equity/Other	Diversified Consumer Services	—	—	—	—	—	—	—
Team Waste, LLC - Preferred Units (10) (11)	Equity/Other	Industrials	—	—	2,234	—	—	1	2,235
Tennenbaum Waterman Fund, L.P. (10) (11)	Equity/Other	Diversified Investment Vehicles	1,254	10,427	—	—	—	(290)	10,137
THL Credit Greenway Fund II LLC	Equity/Other	Diversified Investment Vehicles	1,048	11,373	856	(4,659)	—	(135)	7,435
TwentyEighty, Inc. - Class A Common Equity (11)	Equity/Other	Media	—	—	—	—	—	—	—
TwentyEighty, Inc. - L+8.00% (10.33%), 3/31/2020 (8) (11)	Senior Secured First Lien Debt	Media	307	2,853	131	(2,620)	337	(401)	300
TwentyEighty, Inc. - 4.00%, 3/31/2020 (8) (11)	Senior Secured First Lien Debt	Media	1,183	4,719	925	—	—	778	6,422
TwentyEighty, Inc. - 0.25%, 3/31/2020 (8) (11)	Senior Secured First Lien Debt	Media	1,137	3,739	1,125	—	—	1,294	6,158
WhiteHorse VIII, Ltd. CLO Subordinated Notes - 6.89%, 5/1/2026 (11)	Collateralized Securities	Diversified Investment Vehicles	(30)	8,761	—	(3,087)	(1,000)	(699)	3,975
World Business Lenders, LLC - Preferred Stock (10) (11)	Equity/Other	Consumer Finance	—	3,759	—	—	—	—	3,759
Total Affiliate Investments			$22,290	$236,801	$21,925	$(47,852)	$(39,852)	$5,538	$176,560
Total Control & Affiliate Investments			$54,922	$587,080	$39,224	$(117,107)	$(39,392)	$14,435	$484,240
_____________________________________________________

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2019
(Unaudited)

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
DRIP Sales
From April 1, 2019 through the filing of this Form 10-Q, the Company has issued 0.78 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $6.1 million.

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

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues of less than $1 billion, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of March 31, 2019, 79.9% of our portfolio was invested in senior secured loans.
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
Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At March 31, 2019:
Investment Portfolio	$2,528.8
Net Assets attributable to Business Development Corporation of America	1,505.0
Debt (net of deferred financing costs)	1,013.0
Net Asset Value per share	7.96

Portfolio Activity for the Three Months Ended March 31, 2019:
Cost of investments purchased during period, including PIK	283.8
Sales, repayments and other exits during the period	122.8
Number of portfolio companies at end of period	210

Operating results for the Three Months Ended March 31, 2019:
Net investment income per share	0.14
Distributions declared per share	0.16
Net increase in net assets resulting from operations per share	0.29
Net investment income	27.2
Net realized and unrealized gain, net of deferred taxes	28.7
Net increase in net assets resulting from operations	55.8
Portfolio and Investment Activity
During the three months ended March 31, 2019, we made $283.0 million of investments in new and existing portfolio companies and had $122.8 million in aggregate amount of exits and repayments, resulting in net investments of $160.2 million for the period. The portfolio composition by loan market consisted of 64.0% Middle Market (1), 19.7% Large Corporate (2), and 16.3% Other (3) investments. In addition, the total portfolio of debt investments at fair value consisted of 86.7% bearing variable interest rates and 13.3% bearing fixed interest rates.
______________
(1) Middle market represents companies with annual revenues of less than $1.0 billion.
(2) Large corporate represents companies with annual revenues exceeding $1.0 billion.
(3) Other represents collateralized securities and equity investments.

Our portfolio composition, based on fair value at March 31, 2019 was as follows:

	March 31, 2019
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1) (2)
Senior Secured First Lien Debt	68.3%	9.5%
Senior Secured Second Lien Debt	11.6	12.7
Subordinated Debt	4.7	10.4
Collateralized Securities (3)	5.1	7.8
Equity/Other	10.3	—
Total	100.0%	9.0%
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
During the year ended December 31, 2018, we made $1,102.5 million of investments in new and existing portfolio companies and had $1,211.1 million in aggregate amount of exits and repayments, resulting in net exits and repayments of $(108.6) million for the period. The portfolio composition by loan market consisted of 66.9% Middle Market (1), 17.0% Large Corporate (2), and 16.1% Other (3) investments. In addition, the total portfolio of debt investments at fair value consisted of 86.8% bearing variable interest rates and 13.2% bearing fixed interest rates.
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
The weighted average risk ratings of our investments based on fair value was 2.32 and 2.23 as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, we had eight portfolio companies, which represented fifteen investments, on non-accrual status with a total principal amount of $177.5 million, amortized cost of $119.0 million, and fair value of $46.5 million which represented 5.6%, 4.5% and 1.8% of the investment portfolio's total principal, amortized cost and fair value, respectively. As of December 31, 2018, we had eight portfolio companies, which represented fourteen portfolio investments, on non-accrual status with a total principal amount of $171.4 million, amortized cost of $117.4 million, and fair value of $43.8 million, which represented 5.7%, 4.7% and 1.9% of the investment portfolio's total principal, amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding our non-accrual policy.
RESULTS OF OPERATIONS
Operating results for the three months ended March 31, 2019 and 2018 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2019	2018
Total investment income	$61,101	$58,504
Total expenses	33,473	32,085
Income tax expense, including excise tax	462	270
Net investment gain (loss) attributable to non-controlling interests	2	(5)
Net investment income	$27,164	$26,154
 Investment Income
For the three months ended March 31, 2019, total investment income was $61.1 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 9.8%. Included within total investment income was $1.0 million of fee income for the three months ended March 31, 2019. Fee income consists primarily of prepayment and amendment fees. For the three months ended March 31, 2018, total investment income was $58.5 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.6 billion and a weighted average current yield of 9.2%. Included within total investment income was $1.4 million of fee income for the three months ended March 31, 2018. Fee income consists primarily of prepayment and amendment fees.

Operating Expenses
The composition of our operating expenses for the three months ended March 31, 2019 and 2018 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2019	2018
Management fees	$9,433	$9,955
Incentive fee on income	6,791	4,611
Interest and debt fees	13,258	13,450
Professional fees	1,707	1,132
Other general and administrative	1,828	2,464
Administrative services	196	199
Insurance	26	1
Directors' fees	234	273
Total operating expenses	$33,473	$32,085

For the three months ended March 31, 2019, we incurred $9.4 million of management fees. For the three months ended March 31, 2019, we incurred $6.8 million of incentive fees on income. For the three months ended March 31, 2018, we incurred $10.0 million of management fees. For the year ended March 31, 2018, we incurred $4.6 million of incentive fees on income.
For the three months ended March 31, 2019 and 2018, we incurred interest and debt fees of $13.3 million and $13.5 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, trustee fees, amortization of deferred financing costs and amortization of discount if applicable related to the Wells Fargo Credit Facility, Citi Credit Facility, UBS Credit Facility, 2023 Notes, 2022 Notes, 2020 Notes and the JPMC PB Account, each as defined herein in the section entitled "Borrowings". The decrease in debt fees for the three months ended March 31, 2019 as compared to the same period in 2018 is a result of a decrease in average debt outstanding, under the Company’s Credit Facilities, offset by an increase in LIBOR rates.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments, foreign currency transactions and forward currency exchange contracts
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and foreign currency transactions, net of deferred taxes for the three months ended March 31, 2019 and 2018 were as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2019	2018
Net realized gain (loss)
Control investments	$(94)	$394
Affiliate investments	6	(41,028)
Non-affiliate investments	(2,545)	6,199
Net realized gain on foreign currency transactions	722	26
Total net realized loss	(1,911)	(34,409)
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes
Control investments	11,184	(4,309)
Affiliate investments	9,472	40,570
Non-affiliate investments	12,250	(6,345)
Total net change in unrealized appreciation on investments, net of deferred taxes	32,906	29,916
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	(1,292)	315
Net change in unrealized depreciation from forward currency exchange contracts	(1,035)	—
Net realized and unrealized gain (loss)	$28,668	$(4,178)

Net realized and unrealized gain on investments and foreign currency transactions, net of deferred taxes, resulted in a net gain of $28.7 million for the three months ended March 31, 2019 compared to a net loss of $(4.2) million, for the same period in 2018. We look at net realized gains (losses) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.
The net realized and unrealized loss for the three months ended March 31, 2019 was primarily driven by unrealized appreciation on our Level II Senior Secured investments and CLOs, partially offset by realized losses on our Senior Secured Notes investments. The net realized and unrealized loss for the three months ended March 31, 2018 was the result of approximately $30.0 million of realized loss on CLOs as a result of the Company's assessment for other than temporary impairment ("OTTI") in accordance with ASC 325-40. As this OTTI was previously reserved for as part of unrealized depreciation on CLOs, the movement between unrealized and realized gain (loss) during the period relates to the approximately $30.0 million realization and the offsetting reversal of approximately $30.0 million of previously reported unrealized depreciation of approximately $30.0 million. The remaining loss was driven by unrealized depreciation on investments.
Changes in Net Assets from Operations
For the three months ended March 31, 2019, we recorded a net increase in net assets resulting from operations of $55.8 million versus a net increase in net assets resulting from operations of $22.0 million for the three months ended March 31, 2018. The increase is primarily attributable to greater unrealized gains on our investments. Based on the weighted average shares of common stock outstanding for the periods ended March 31, 2019 and 2018, respectively, our per share net increase in net assets resulting from operations was $0.29 for the three months ended March 31, 2019, versus a net increase in net assets resulting from operations of $0.12 for the three months ended March 31, 2018.
Cash Flows
For the three months ended March 31, 2019, net cash used in operating activities was $106.8 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments. The decrease in cash flows used in operating activities for the three months ended March 31, 2019 was primarily a result of purchases of investments of $283.0 million, offset by sales and repayments of investments of $122.8 million.
Net cash provided by financing activities of $88.8 million during the three months ended March 31, 2019 primarily related to proceeds from debt of $128.0 million, which was partially offset by repurchases of common stock of $18.4 million and payments of stockholder distributions of $21.6 million.
For the three months ended March 31, 2018, net cash used in operating activities was $117.1 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments. The decrease in cash flows used in operating activities for the three months ended March 31, 2018 was primarily result of purchases of investments of $284.4 million, offset by sales and repayments of investments of $160.6 million.
Net cash provided by financing activities of $91.8 million during the three months ended March 31, 2018 primarily related to net proceeds from the Wells Fargo Credit Facility, Citi Credit Facility, and the JPMC PB Account of $132.9 million partially offset by net repurchases of common stock of $22.2 million and payments of stockholder distributions of $18.6 million.
Recent Developments
Distribution Reinvestment Plan (“DRIP”) Sales
From April 1, 2019 through the filing of this Form 10-Q, we issued 0.78 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $6.1 million.
Liquidity and Capital Resources
We generate cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of March 31, 2019, we had issued 212.6 million shares of our common stock for gross proceeds of $2.2 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP.
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
The table below shows the components of the distributions we have declared and/or paid during the three months ended March 31, 2019 and 2018 (dollars in thousands).

	For the Three Months Ended March 31,
	2019	2018
Distributions declared	$30,441	$28,727
Distributions paid	$30,504	$28,807
Portion of distributions paid in cash	$21,588	$18,640
Portion of distributions paid in DRIP shares	$8,916	$10,167
As of March 31, 2019, we had $10.4 million of distributions accrued and unpaid. As of December 31, 2018, we had $10.5 million of distributions accrued and unpaid.
We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the three months ended March 31, 2019 and 2018, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2019 will be reported to stockholders shortly after the end of the calendar year 2019 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
The following table sets forth the distributions made during the months ended March 31, 2019 and 2018 (dollars in thousands):

	For the Three Months Ended March 31,
	2019	2018
Monthly distributions	$30,441	$28,727
Total distributions	$30,441	$28,727
Taxation as a RIC
We have elected to be treated as a RIC under Subchapter M of the Code commencing with our tax year ended December 31, 2011 and intend to maintain our qualification as a RIC thereafter. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income that we distribute as dividends for U.S. federal income tax purposes to our stockholders. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each tax year, an amount equal to at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss and determined without regard to any deduction for dividends paid, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to state, local and foreign taxes.
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
On February 1, 2019, Franklin Templeton acquired BSP, including BSP’s 100% ownership interest in our Adviser (the “FT Transaction”). All investment professionals currently managing the Company and its investments, and all members of the BSP’s Investment Committee are expected to maintain their current responsibilities after the FT Transaction.

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
Administration Agreement
On November 1, 2016, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. We paid BSP $0.6 million and $0.7 million in fees under the Administration Agreement for the three months ended March 31, 2019 and 2018, respectively.
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
Wells Fargo Credit Facility
On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank as collateral agent, account bank and collateral custodian (as amended from time to time, the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility, which was subsequently amended on January 14, 2013, April 26, 2013, September 9, 2013, June 30, 2014, May 29, 2015, November 4, 2015, January 8, 2016, October 31, 2016, May 18, 2017, April 3, 2018, May 9, 2018, November 8, 2018, December 21, 2018 and March 15, 2019, provides for borrowings in an aggregate principal amount of up to $600.0 million on a committed basis subject to compliance with a borrowing base. The Wells Fargo Credit Facility has a maturity date of May 9, 2023.
The Wells Fargo Credit Facility is priced at the one-month maturity LIBOR, with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I is subject to a non-usage fee to the extent the aggregate principal amount available under the Wells Fargo Credit Facility has not been borrowed. The non-usage fee for the three months from the most recent amendment is 0.50% on any principal amount unused. After the three months from the most recent amendment, the non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeds 25%.

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
On March 15, 2019, the Company entered into an amendment to the Wells Fargo Credit Facility to increase the size of the Wells Fargo Credit Facility from $545.0 to $600.0 million (as defined in the Amendment).
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
Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations at March 31, 2019 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$402,651	$—	$—	$402,651	$—
Citi Credit Facility (2)	313,500	—	313,500	—	—
2023 Notes (3)	59,729	—	—	59,729	—
2022 Notes (4)	149,381	—	—	149,381	—
2020 Notes (5)	99,551	—	99,551	—	—
Total contractual obligations	$1,024,812	$—	$413,051	$611,761	$—
______________

(1)	As of March 31, 2019, we had $197.3 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.

(2)	As of March 31, 2019, we had $86.5 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.

(3)	As of March 31, 2019, we had no unused borrowing capacity under the 2023 Notes.

(4)	As of March 31, 2019, we had no unused borrowing capacity under the 2022 Notes.

(5)	As of March 31, 2019, we had no unused borrowing capacity under the 2020 Notes.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of March 31, 2019, we had unfunded commitments on delayed draw term loans of $13.9 million, unfunded commitments on revolver term loans of $23.4 million and unfunded equity capital commitments of $2.1 million. As of December 31, 2018, we had unfunded commitments on delayed draw term loans of $15.2 million, unfunded commitments on revolver term loans of $21.1 million and unfunded equity capital commitments of $0.5 million. The unfunded commitments are disclosed in our consolidated schedule of investments. We believe we maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.
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
Payment-in-Kind Interest/Dividends
We hold debt and equity investments in our portfolio that contain PIK interest and dividend provisions. The PIK interest and PIK dividend, which represent contractually deferred interest or dividends that add to the investment balance that is generally due at maturity, are generally recorded on the accrual basis.
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

As of March 31, 2019, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 2.00% and fixed rate debt, bearing a weighted average interest rate of 5.27% with a total carrying value (net of deferred financing costs) of $1,013.0 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 100 or 200 basis points assuming that our current statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 200 Basis Points	(15.67)%
(-) 100 Basis Points	(7.83)%
Base Interest Rate	—%
(+) 100 Basis Points	7.83%
(+) 200 Basis Points	15.67%
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of March 31, 2019, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2019 through January 31, 2019	2,241,000	$8.20	2,241,000	—
February 1, 2019 through February 28, 2019	—	$—	—	—
March 1, 2019 through March 31, 2019	—	$—	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

ITEM 6. EXHIBITS
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	May 14, 2019
/s/ Corinne D. Pankovcin Corinne D. Pankovcin	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 14, 2019