Form 10-Q
period 2019-06-30
Business Development Corp of America
filed 2019-08-13
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Securities registered pursuant to Section 12(b) of the Act: None.

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
Yes ☐ No ☒
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of August 9, 2019 was 191,018,130.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $358,511 and $323,392, respectively)	$371,548	$307,680
Affiliate Investments, at fair value (amortized cost of $202,175 and $231,107, respectively)	156,395	176,560
Non-affiliate Investments, at fair value (amortized cost of $2,074,585 and $1,925,833, respectively)	2,000,611	1,850,474
Investments, at fair value (amortized cost of $2,635,271 and $2,480,332, respectively)	2,528,554	2,334,714
Cash and cash equivalents	174,453	96,692
Interest and dividends receivable	24,664	22,203
Receivable for unsettled trades	1,829	6,208
Prepaid expenses and other assets	1,167	2,514
Unrealized appreciation on forward currency exchange contracts	—	993
Total assets	$2,730,667	$2,463,324

LIABILITIES
Debt (net of deferred financing costs of $12,939 and $12,156, respectively)	$1,081,010	$884,522
Stockholder distributions payable	10,165	10,506
Management fees payable	10,037	9,711
Incentive fee on income payable	6,773	5,690
Accounts payable and accrued expenses	16,416	15,153
Payable for unsettled trades	67,496	32,921
Interest and debt fees payable	15,538	12,008
Payable for common stock repurchases	16	5
Directors' fees payable	62	89
Unrealized depreciation on forward currency exchange contracts	277	—
Total liabilities	1,207,790	970,605
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 450,000,000 shares authorized; 213,710,276 issued, and 190,292,223 outstanding at June 30, 2019, and 211,476,760 issued, and 190,324,059 outstanding at December 31, 2018	190	190
Additional paid in capital	1,811,326	1,811,970
Total distributable loss	(295,351)	(323,127)
Total net assets attributable to Business Development Corporation of America	1,516,165	1,489,033
Net assets attributable to non-controlling interest	6,712	3,686
Total net assets	1,522,877	1,492,719

Total liabilities and net assets	$2,730,667	$2,463,324

Net asset value per share attributable to Business Development Corporation of America	$7.97	$7.82

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Investment income:
From control investments
Interest income	$4,831	$5,874	$9,905	$11,683
Dividend income	5,057	2,124	7,320	5,207
Fee and other income	—	20	—	20
Total investment income from control investments	9,888	8,018	17,225	16,910
From affiliate investments
Interest income	2,645	5,146	6,903	10,365
Dividend income	382	731	1,264	2,083
Fee and other income	3	3	6	5
Total investment income from affiliate investments	3,030	5,880	8,173	12,453
From non-affiliate investments
Interest income	48,292	43,431	93,974	84,784
Dividend income	—	112	1,756	225
Fee and other income	557	1,364	1,579	2,810
Total investment income from non-affiliate investments	48,849	44,907	97,309	87,819
Interest from cash and cash equivalents	285	117	446	245
Total investment income	62,052	58,922	123,153	117,427
Operating expenses:
Management fees	10,037	10,079	19,470	20,035
Incentive fee on income	6,773	4,931	13,564	9,542
Interest and debt fees	14,116	13,783	27,374	27,233
Professional fees	1,428	1,704	3,135	2,836
Other general and administrative	1,646	1,879	3,474	4,343
Administrative services	197	199	393	399
Insurance	27	1	53	3
Directors' fees	228	261	462	533
Total expenses	34,452	32,837	67,925	64,924

Income tax expense, including excise tax	501	270	963	540
Net investment gain (loss) attributable to non-controlling interests	7	—	9	(4)
Net investment income	27,092	25,815	54,256	51,967

Realized and unrealized gain (loss):
Net realized gain (loss)
Control investments	—	(394)	(94)	—
Affiliate investments	549	239	555	(40,789)
Non-affiliate investments	2,022	3,867	(523)	10,067
Net realized gain (loss) on foreign currency transactions	(48)	(9)	674	17
Total net realized gain (loss)	2,523	3,703	612	(30,705)

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net change in unrealized appreciation (depreciation) on investments
Control investments	17,083	2,476	28,749	(1,292)
Affiliate investments	(705)	(1,396)	8,767	39,174
Non-affiliate investments	(10,865)	(12,136)	1,385	(18,481)
Net unrealized deferred tax	(4)	(238)	(486)	(779)
Total net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	5,509	(11,294)	38,415	18,622
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	(1,725)	16	(3,017)	331
Net change in unrealized depreciation from forward currency exchange contracts	(235)	(27)	(1,270)	(27)
Net realized and unrealized gain (loss)	6,072	(7,602)	34,740	(11,779)
Net increase in net assets resulting from operations	$33,164	$18,213	$88,996	$40,188

Per share information - basic and diluted
Net investment income	$0.14	$0.14	$0.29	$0.29
Net increase in net assets resulting from operations	$0.17	$0.10	$0.47	$0.22
Weighted average shares outstanding	189,907,442	179,033,251	189,928,762	179,139,837

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the six months ended June 30,
	2019	2018
Operations:
Net investment income	$54,256	$51,967
Net realized loss from investments	(62)	(30,722)
Net realized gain on foreign currency transactions	674	17
Net change in unrealized appreciation on investments	38,901	19,401
Net unrealized deferred taxes	(486)	(779)
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	(3,017)	331
Net change in unrealized depreciation from forward currency exchange contracts	(1,270)	(27)
Net increase in net assets resulting from operations	88,996	40,188
Stockholder distributions:
Distributions	(61,220)	(57,743)
Net decrease in net assets from stockholder distributions	(61,220)	(57,743)
Capital share transactions:
Reinvestment of stockholder distributions	17,938	20,138
Repurchases of common stock	(18,582)	(22,548)
Net decrease in net assets from capital share transactions	(644)	(2,410)
Total increase (decrease) in net assets, before non-controlling interest	27,132	(19,965)
Increase (decrease) in non-controlling interest	3,026	(335)
Total increase (decrease) in net assets	30,158	(20,300)
Net assets at beginning of period	1,492,719	1,494,516
Net assets at end of period	$1,522,877	$1,474,216

Net asset value per common share attributable to Business Development Corporation of America	$7.97	$8.20
Common shares outstanding at end of period	190,292,223	179,448,893

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the six months ended June 30,
	2019	2018
Operating activities:
Net increase in net assets resulting from operations	$88,996	$40,188
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(2,306)	(2,855)
Net accretion of discount on investments	(4,802)	(4,201)
Amortization of deferred financing costs	1,748	1,573
Amortization of discount on unsecured notes	271	247
Sales and repayments of investments	374,240	533,806
Purchases of investments	(522,133)	(558,190)
Net realized loss from investments	62	30,722
Net realized gain on foreign currency transactions	(674)	(17)
Net change in unrealized appreciation on investments	(38,901)	(19,401)
Net change in unrealized depreciation from forward currency exchange contracts	1,270	27
(Increase) decrease in operating assets:
Interest and dividends receivable	(2,461)	(1,641)
Receivable for unsettled trades	4,379	17,991
Prepaid expenses and other assets	1,347	4,352
Increase (decrease) in operating liabilities:
Management fees payable	326	147
Incentive fee on income payable	1,083	373
Accounts payable and accrued expenses	1,263	2,674
Payable for unsettled trades	34,575	5,393
Interest and debt fees payable	3,530	(102)
Directors' fees payable	(27)	1
Net cash provided by (used in) operating activities	(58,214)	51,087

Financing activities:
Repurchases of common stock	(18,571)	(22,548)
Proceeds from debt	197,000	491,298
Payments on debt	—	(469,791)
Payments of financing costs	(2,531)	(3,993)
Stockholder distributions	(43,623)	(37,941)
Increase (decrease) in non-controlling interest	3,026	(335)
Net cash provided by (used in) financing activities	135,301	(43,310)

Net increase in cash and cash equivalents	77,087	7,777
Effect of foreign currency exchange rates	674	17
Cash and cash equivalents, beginning of period	96,692	99,822
Cash and cash equivalents, end of period	$174,453	$107,616

Supplemental information:
Interest paid during the period	$21,719	$24,981
Taxes, including excise tax, paid during the period	$53	$—
Distributions reinvested	$17,938	$20,138

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2019 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 111.0% (b)
Abaco Systems Holding Corp. (c) (i)	Business Services	L+6.00% (8.58%), 12/7/2021	$23,336	$23,104	$22,985	1.5%
ABC Financial Intermediate, LLC (j)	Media	L+4.25% (6.66%), 1/2/2025	12,432	12,378	12,370	0.8%
Accentcare, Inc. (j)	Health Care	L+5.00% (7.38%), 6/20/2026	13,540	13,405	13,405	0.9%
Acrisure, LLC (j)	Financials	L+4.25% (6.77%), 11/22/2023	12,367	12,367	12,294	0.8%
Aleris International, Inc. (j)	Metals & Mining	L+4.75% (7.15%), 2/27/2023	18,202	18,077	18,208	1.2%
Allied Universal (f)	Business Services	L+4.25% (6.51%), 7/10/2026	6,066	6,006	6,036	0.4%
Allied Universal (j)	Business Services	L+3.75% (6.15%), 7/28/2022	19,798	19,382	19,752	1.3%
Altice France SA (a)	Cable	8.13% 2/1/2027	15,000	14,825	15,765	1.0%
Alvogen Pharma US, Inc. (j)	Health Care	L+4.75% (7.15%), 4/1/2022	13,164	13,100	12,059	0.8%
Am General Llc (c) (i)	Industrials	L+7.25% (9.90%), 12/28/2021	1,719	1,718	1,719	0.1%
AMC Situs (c) (f)	Business Services	L+4.75% (7.15%), 6/30/2025	8,529	8,401	8,401	0.6%
American Greetings Corporation (j)	Consumer Products	L+4.50% (6.94%), 4/6/2024	1,746	1,718	1,741	0.1%
AMI Entertainment Network, LLC (c) (f) (i)	Hotels, Restaurants & Leisure	L+5.50% (7.83%), 7/21/2022	13,212	13,050	13,212	0.9%
AP Gaming I, LLC (a) (j)	Gaming/Lodging	L+3.50% (5.90%), 2/15/2024	7,660	7,654	7,638	0.5%
AP NMT Acquisition B.V. (a) (j)	Media	L+5.75% (8.35%), 8/13/2021	6,534	6,546	6,477	0.4%
AqGen Ascensus Inc. (j)	Technology	L+4.00% (6.20%), 12/3/2022	9,440	9,429	9,446	0.6%
Arch Global Precision LLC (c) (f)	Industrials	L+4.75% (7.15%), 4/1/2026	5,416	5,364	5,363	0.4%
Ardent Legacy Acquisitions, Inc. (i)	Health Care	L+4.50% (6.90%), 6/30/2025	18,793	18,630	18,840	1.2%
Athena Health (j)	Health Care	L+4.50% (7.05%), 2/11/2026	12,857	12,683	12,814	0.8%
Avaya Holdings Corp. (a) (j)	Communications Equipment	L+4.25% (6.65%), 12/15/2024	26,248	26,049	25,067	1.6%
Aveanna Healthcare LLC (j)	Health Care	L+5.50% (7.90%), 3/18/2024	6,052	5,811	5,830	0.4%
Aveanna Healthcare LLC (j)	Health Care	L+4.25% (6.65%), 3/18/2024	788	739	761	0.0%
BBB Industries, LLC (c) (j)	Transportation	L+4.50% (6.90%), 8/1/2025	4,702	4,713	4,702	0.3%
BCP Raptor, LLC (j)	Energy Equipment & Services	L+4.25% (6.65%), 6/24/2024	19,131	18,986	18,127	1.2%
BCP Renaissance, LLC (j)	Energy Equipment & Services	L+3.50% (6.08%), 10/31/2024	3,437	3,424	3,425	0.2%
Black Mountain Sand, LLC (c)	Energy Equipment & Services	L+9.00% (11.60%), 11/30/2021	13,050	12,932	12,854	0.9%
Black Mountain Sand, LLC (c) (f)	Energy Equipment & Services	L+9.00% (11.60%), 11/30/2021	13,050	12,919	12,854	0.9%
Blackboard Inc (j)	Software/Services	L+5.00% (7.50%), 6/30/2021	11,600	11,540	11,528	0.8%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2019 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
BMC Software Finance, Inc. (j)	Software	L+4.25% (6.58%), 10/2/2025	$23,192	$22,985	$21,924	1.4%
Bomgar Corp. (j)	Software	L+4.00% (6.58%), 4/18/2025	1,972	1,964	1,951	0.1%
BrightSpring (j)	Health care	L+4.50% (6.92%), 3/5/2026	5,000	4,960	4,974	0.3%
California Resources Corp. (a) (j)	Metals & Mining	L+4.75% (7.15%), 12/31/2022	12,259	12,085	11,699	0.8%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (l) (o) (t)	Food Products	L+12.50% (15.08%), 9/19/2020	26,659	16,396	3,732	0.3%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (l) (o) (t)	Food Products	L+12.50% (15.08%), 9/25/2020	59,282	33,647	8,299	0.6%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (l) (o) (t)	Food Products	L+12.50% (15.08%), 9/25/2020	5,471	4,633	5,471	0.4%
CareCentrix, Inc. (i) (j)	Health Care	L+4.50% (6.83%), 4/3/2025	18,116	18,029	18,025	1.2%
CCW, LLC (c) (f)	Hotels, Restaurants & Leisure	L+7.00% (9.44%), 3/21/2021	1,300	1,300	1,235	0.1%
CCW, LLC (c) (i)	Hotels, Restaurants & Leisure	L+7.00% (9.44%), 3/21/2021	27,013	26,846	25,662	1.7%
CDHA Holdings, LLC (c) (f)	Health Care	L+6.00% (8.33%), 8/24/2023	683	683	674	0.0%
CDHA Holdings, LLC (c) (f)	Health Care	L+6.00% (8.33%), 8/24/2023	556	548	549	0.0%
CDHA Holdings, LLC (c) (i)	Health Care	L+6.00% (8.33%), 8/24/2023	15,680	15,484	15,484	1.0%
Chloe Ox Parent, LLC (i)	Health Care Providers & Services	L+4.50% (6.83%), 12/23/2024	11,536	11,443	11,478	0.8%
Clarion Events, Ltd (a) (j)	Business Services	L+5.00% (7.52%), 9/29/2024	10,445	10,265	10,158	0.7%
Clover Technologies Group, LLC (j)	Commercial Services & Supplies	L+4.50% (6.90%), 5/8/2020	12,259	12,241	11,922	0.8%
Cold Spring Brewing Company (c) (f) (i)	Food & Beverage	L+5.25% (7.52%), 5/15/2024	3,335	3,281	3,281	0.2%
Community Care Health Network, LLC (j)	Health Care	L+4.75% (7.10%), 2/16/2025	5,101	5,086	4,987	0.3%
CONSOL Energy Inc. (j)	Metals & Mining	L+4.50% (6.91%), 9/28/2024	4,141	4,121	4,125	0.3%
Conterra Ultra (c) (j)	Telecom	L+4.50% (6.94%), 4/30/2026	5,034	5,009	5,009	0.3%
Corfin Industries LLC (c) (f) (i)	Industrials	L+5.50% (8.09%), 2/15/2024	8,529	8,397	8,529	0.6%
Deva Holdings, Inc. (c) (f) (i)	Consumer Products	L+6.25% (8.65%), 10/31/2023	7,155	7,212	7,155	0.5%
Digicel Group (a)	Telecom	8.75% 5/25/2024	10,607	10,550	9,891	0.6%
Dun & Bradstreet (j)	Business Services	L+5.00% (7.40%), 2/8/2026	10,000	9,810	9,997	0.7%
Eagle Rx, LLC (c) (i)	Health Care Providers & Services	L+4.75% (7.19%), 8/15/2019	26,675	26,668	26,675	1.8%
Envision Healthcare (j)	Health Care	L+3.75% (6.15%), 10/10/2025	3,990	3,811	3,516	0.2%
Florida Foods Products, LLC (c) (f)	Food & Beverage	L+6.75% (9.15%), 9/6/2023	1,416	1,416	1,387	0.1%
Florida Foods Products, LLC (c) (i)	Food & Beverage	L+6.75% (9.15%), 9/6/2025	22,226	21,735	21,737	1.4%
Foresight Energy (a) (j)	Industrials	L+5.75% (8.27%), 3/28/2022	5,919	5,881	4,804	0.3%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2019 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Frank Entertainment Group, LLC (c) (l) (p) (t)	Media Entertainment	L+9.00% (11.41%), 9/30/2019	$717	$604	$717	0.0%
Frank Entertainment Group, LLC (c) (p) (t)	Media Entertainment	6.00% 9/30/2019	2,540	1,467	582	0.0%
Frontier Communications (a)	Diversified Telecommunication Services	8.00% 4/1/2027	15,332	15,341	15,955	1.0%
Frontier Communications (a) (j)	Diversified Telecommunication Services	L+3.75% (6.16%), 6/17/2024	9,869	9,673	9,663	0.6%
Gold Standard Baking (c)	Food & Beverage	L+4.50% (6.88%), 4/23/2021	2,968	2,040	1,335	0.1%
Green Energy Partners/Stonewall LLC (c) (j)	Utilities	L+5.50% (7.83%), 11/13/2021	1,005	1,003	1,005	0.1%
Green Energy Partners/Stonewall LLC (c) (j)	Utilities	L+5.50% (7.83%), 11/13/2021	1,331	1,328	1,331	0.1%
HC Group Holdings III, Inc. (j)	Health Care	L+3.75% (6.15%), 4/7/2022	14,554	14,417	14,500	1.0%
ICR Operations, LLC (c) (f)	Business Services	L+5.50% (7.83%), 3/26/2024	98	96	96	0.0%
ICR Operations, LLC (c) (i)	Business Services	L+5.50% (7.83%), 3/26/2025	17,409	17,115	17,165	1.1%
Ideal Tridon Holdings, Inc. (c)	Commercial Services & Supplies	L+5.75% (8.33%), 7/31/2024	841	824	824	0.1%
Ideal Tridon Holdings, Inc. (c) (f)	Commercial Services & Supplies	L+5.75% (8.10%), 7/31/2023	161	161	157	0.0%
Ideal Tridon Holdings, Inc. (c) (i)	Commercial Services & Supplies	L+5.75% (8.33%), 7/31/2023	28,695	28,314	28,121	1.8%
Integral Ad Science, INC. (c) (f) (l)	Advertising	L+6.00% (9.66%), 7/19/2024	14,286	14,049	14,001	0.9%
Integrated Efficiency Solutions, Inc. (c) (l)	Energy	L+9.25% (11.85%), 6/1/2022	3,658	3,657	3,183	0.2%
Intelsat Jackson Hldgs SA (a) (j)	Telecom	L+4.50% (6.90%), 1/2/2024	10,000	10,200	10,020	0.7%
Internap Corporation (a) (c) (i) (l)	Communications Equipment	L+6.25% (9.40%), 4/6/2022	11,830	11,817	10,351	0.7%
International Cruise & Excursions, Inc. (c) (i)	Consumer	L+5.25% (7.65%), 6/6/2025	5,027	4,979	4,981	0.3%
IPC Corp. (j)	Diversified Telecommunication Services	L+4.50% (7.09%), 8/6/2021	3,784	3,750	3,233	0.2%
Iri Holdings Inc (j)	Business Services	L+4.50% (7.02%), 11/30/2025	4,975	4,929	4,956	0.3%
JD Power	Business Services	L+3.75% (6.15%), 9/7/2023	3,566	3,523	3,535	0.2%
Justrite (c) (f) (j)	Paper & Packaging	L+4.50% (6.90%), 6/28/2026	16,023	15,863	15,863	1.0%
Kahala Ireland OpCo Designated Activity Company (a) (c) (l) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	79,549	79,549	79,549	5.2%
Kissner Milling Co. Ltd. (a)	Chemicals	8.38% 12/1/2022	11,294	11,547	11,760	0.8%
Lakeland Tours, LLC (j)	Diversified Consumer Services	L+4.00% (6.40%), 12/15/2024	9,287	9,230	9,256	0.6%
Lakeview Health Holdings, Inc. (c)	Health Care	L+8.75% (11.08%), 12/15/2021	3,563	2,671	1,956	0.1%
Lakeview Health Holdings, Inc. (c) (f)	Health Care	L+8.75% (11.15%), 12/15/2021	124	124	68	0.0%
Lightsquared LP (l)	Diversified Telecommunication Services	L+8.75% (11.22%), 12/7/2020	13,345	12,756	9,942	0.7%
Lionbridge Technologies, Inc. (i) (j)	Business Services	L+5.50% (7.90%), 2/28/2024	15,960	15,892	15,960	1.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2019 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Loparex International Holding B.V. (j)	Industrials	L+4.25% (6.65%), 4/11/2025	$1,751	$1,744	$1,747	0.1%
Magnitude Software (c) (f) (i)	Technology	L+5.00% (7.40%), 5/1/2026	6,165	6,044	6,042	0.4%
McDermott International (a) (j)	Industrials	L+5.00% (7.40%), 5/10/2025	9,925	9,835	9,753	0.6%
MCS Acquisition Corp.	Professional Services	L+4.75% (7.15%), 5/18/2024	14,081	14,038	8,642	0.6%
Medallion Midland Acquisition, L.P. (j)	Energy Equipment & Services	L+3.25% (5.65%), 10/30/2024	4,383	4,375	4,263	0.3%
Medical Depot Holdings, Inc. (i)	Health Care	L+5.50% (7.83%), 1/3/2023	18,757	17,748	12,942	0.9%
Micross Solutions LLC (c)	Technology	L+5.50% (7.95%), 8/7/2023	3,114	2,986	3,095	0.2%
Midwest Can Company, LLC (c) (f)	Energy Equipment & Services	P+4.00% (9.50%), 4/11/2023	156	156	154	0.0%
Midwest Can Company, LLC (c) (i)	Energy Equipment & Services	L+5.00% (7.44%), 4/11/2024	4,645	4,608	4,585	0.3%
Miller Environmental Group (c) (f) (i)	Business Services	L+6.50% (9.13%), 3/15/2024	11,638	11,417	11,417	0.8%
MLN US Holdco LLC (a) (j)	Technology	L+4.50% (6.94%), 11/30/2025	13,388	13,349	12,760	0.8%
MMM Holdings, LLC (c) (i)	Health Care	L+6.25% (8.52%), 3/15/2023	20,192	19,893	20,192	1.3%
MMM Holdings, LLC (c) (i) (f)	Health Care	L+6.25% (8.39%), 3/15/2023	3,456	3,397	3,456	0.2%
Monitronics International, Inc.	Diversified Consumer Services	P+4.50% (10.00%), 9/30/2022	10,046	10,069	9,533	0.6%
Montreign Operating Company, LLC (c)	Hotels, Restaurants & Leisure	L+8.25% (10.77%), 1/24/2023	26,817	26,518	23,116	1.5%
Mood Media Corporation (c) (i) (l)	Business Services	L+7.25% (9.58%), 6/28/2022	14,095	13,904	13,602	0.9%
Murray Energy Holdings Co. (j)	Energy Equipment & Services	L+7.25% (9.77%), 10/17/2022	9,184	9,062	6,096	0.4%
Muth Mirror Systems, LLC (c) (f) (i)	Technology	L+5.25% (7.84%), 4/23/2025	15,937	15,628	15,618	1.0%
National Technical Systems, Inc. (c) (i)	Professional Services	L+6.25% (8.69%), 6/12/2021	17,560	17,496	16,506	1.1%
Navitas Midstream Midland Basin, LLC (c) (j)	Energy Equipment & Services	L+4.50% (6.90%), 12/13/2024	13,394	13,370	13,043	0.9%
New Star Metals, Inc. (c) (i)	Business Services	L+6.00% (8.33%), 7/9/2023	22,813	22,388	22,813	1.5%
Nexeo Plastics	Chemicals	10.13% 4/1/2026	1,823	1,791	1,799	0.1%
NexSteppe Inc. (c) (l) (o) (t)	Chemicals	12.00% 9/30/2019	2,135	1,750	—	—%
NexSteppe Inc. (c) (l) (o) (t)	Chemicals	12.00% 9/30/2019	14,380	10,453	—	—%
NTM Acquisition Corp. (c) (i)	Media	L+6.25% (8.65%), 6/7/2022	19,569	19,432	19,569	1.3%
Office Depot, Inc. (a) (j)	Specialty Retail	L+5.25% (7.56%), 11/8/2022	5,403	5,329	5,457	0.4%
ORG Chemical Holdings, LLC (c) (f)	Chemicals	L+5.75% (8.28%), 6/30/2022	2,767	2,767	2,767	0.2%
ORG Chemical Holdings, LLC (c) (i)	Chemicals	L+5.75% (8.08%), 6/30/2022	22,201	21,934	21,579	1.4%
ORG GC Holdings, LLC (c) (i)	Business Services	L+6.00% (8.33%), 7/31/2022	21,754	21,552	21,754	1.4%
Passport Food Group, LLC (c)	Food & Beverage	L+9.00% (11.60%), 3/1/2022	4,470	2,905	1,922	0.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2019 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
PeopLease Holdings, LLC (c) (i)	Commercial Services & Supplies	L+9.00% (11.32%), 2/26/2021	$20,000	$19,933	$18,500	1.2%
PGX Holdings, Inc. (c) (j)	Transportation Infrastructure	L+5.25% (7.66%), 9/29/2020	12,001	11,981	11,761	0.8%
PlayPower (c) (i)	Industrials	L+5.50% (7.90%), 5/8/2026	26,518	26,127	26,127	1.7%
Premier Dental Services, Inc. (i) (j)	Health Care	L+5.25% (7.65%), 6/30/2023	32,520	32,338	32,032	2.1%
Premier Global Services, Inc. (c) (j)	Diversified Telecommunication Services	L+6.50% (9.06%), 12/8/2021	8,586	8,389	4,851	0.3%
PSKW, LLC (c)	Health Care Providers & Services	L+8.23% (10.55%), 11/25/2021	17,750	17,607	17,750	1.2%
PSKW, LLC (c)	Health Care Providers & Services	L+8.24% (10.56%), 11/25/2021	1,972	1,949	1,972	0.1%
PSKW, LLC (c)	Health Care Providers & Services	L+8.24% (10.84%), 11/25/2021	1,930	1,916	1,930	0.1%
PSKW, LLC (c) (i)	Health Care Providers & Services	L+4.25% (6.58%), 11/25/2021	1,277	1,272	1,277	0.1%
PT Network, LLC (c) (f) (i) (l)	Health Care	L+5.50% (10.10%), 11/30/2023	16,679	16,598	14,961	1.0%
Questex, Inc. (c) (f) (i)	Media Entertainment	L+5.75% (8.23%), 9/7/2024	16,070	15,792	15,861	1.0%
Quorum Health Corporation (j)	Health Care	L+6.75% (9.15%), 4/29/2022	1,875	1,877	1,852	0.1%
Regionalcare Hospital Prtnrs (j)	Health Care	L+4.50% (6.90%), 11/16/2025	19,900	19,542	19,768	1.3%
Resco Products, Inc. (c)	Metals & Mining	L+4.50% (6.90%), 6/5/2020	10,000	10,000	9,850	0.7%
Schenectady International Group (j)	Chemicals	L+4.75% (7.08%), 10/15/2025	19,692	19,224	19,421	1.3%
SCUF Gaming, Inc. (c)	Gaming/Lodging	L+8.50% (10.90%), 12/1/2021	5,477	4,682	4,847	0.3%
Skillsoft Corp. (j)	Technology	L+4.75% (7.15%), 4/28/2021	24,650	23,525	21,209	1.4%
SRC Worldwide (c) (f)	Business Services	L+4.50% (6.88%), 3/8/2020	67	67	67	0.0%
Squan Holding Corp. (c) (l)	Diversified Telecommunication Services	L+7.00% (9.32%), 6/30/2020	16,540	16,148	12,901	0.8%
SSH Group Holdings, Inc. (j)	Consumer Products	L+4.25% (6.83%), 7/30/2025	7,790	7,760	7,735	0.5%
St Augustine (c) (f) (i)	Education	L+4.75% (7.16%), 2/1/2026	24,125	23,557	23,594	1.6%
StandardAero (j)	Industrials	L+4.00% (6.33%), 4/4/2026	3,881	3,866	3,893	0.3%
StandardAero (j)	Industrials	L+4.00% (6.33%), 4/4/2026	2,086	2,079	2,093	0.1%
Steel City Media (c)	Media/Entertainment	L+6.00% (8.41%), 4/1/2024	60,371	60,204	56,145	3.7%
Subcom (c) (j)	Telecom	L+6.00% (8.44%), 11/2/2025	9,770	9,681	9,682	0.6%
Subsea Global Solutions, LLC (c) (f)	Business Services	L+7.00% (9.44%), 3/28/2023	350	350	336	0.0%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (9.38%), 3/28/2023	8,369	8,244	8,043	0.5%
Tax Defense Network, LLC (c) (l) (p) (t)	Diversified Consumer Services	L+6.00% (10.00%), 4/30/2020	5,113	3,833	1,227	0.1%
Tax Defense Network, LLC (c) (t) (p)	Diversified Consumer Services	L+6.00% (10.00%), 4/30/2020	28,801	21,646	6,913	0.5%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2019 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Tillamook Country Smoker, LLC (c) (f)	Food Products	L+5.75% (8.28%), 5/19/2022	$2,292	$2,292	$2,223	0.1%
Tillamook Country Smoker, LLC (c) (i)	Food Products	L+5.75% (8.28%), 5/19/2022	10,167	10,079	9,872	0.7%
Tivity Health (a) (j)	Health care	L+4.25% (6.65%), 3/8/2024	1,740	1,724	1,727	0.1%
Tivity Health (a) (j)	Health care	L+5.25% (7.65%), 3/6/2026	4,438	4,332	4,433	0.3%
Trademark Global LLC (c)	Consumer Products	L+6.00% (8.40%), 10/1/2022	2,078	2,077	2,078	0.1%
Traverse Midstream Partners, LLC (j)	Energy Equipment & Services	L+4.00% (6.59%), 9/27/2024	6,304	6,281	6,223	0.4%
Trilogy International Partners, LLC (a)	Diversified Telecommunication Services	8.88% 5/1/2022	14,875	14,829	14,418	1.0%
TwentyEighty, Inc. (c) (f) (l) (p)	Media	8.00% 3/31/2020	6,684	5,986	6,684	0.4%
TwentyEighty, Inc. (c) (l) (p)	Media	L+8.00% (10.33%), 3/31/2020	192	181	192	0.0%
TwentyEighty, Inc. (c) (l) (p)	Media	9.00% 3/31/2020	6,560	5,923	6,560	0.4%
USF S&H Holdco, LLC (c) (f)	Hotels, Restaurants & Leisure	L+5.75% (8.08%), 3/16/2023	1,131	1,131	1,131	0.1%
USF S&H Holdco, LLC (c) (i)	Hotels, Restaurants & Leisure	L+5.75% (8.08%), 3/19/2024	24,124	23,839	24,124	1.6%
Vantage Mobility International, LLC (c) (f) (t)	Automotive	L+6.00% (8.44%), 9/9/2021	393	392	393	0.0%
Vantage Mobility International, LLC (c) (t)	Automotive	L+6.00% (8.44%), 6/30/2023	2,355	2,351	2,355	0.2%
Veritas US Inc. (j)	Technology	L+4.50% (6.83%), 1/27/2023	4,175	4,185	3,791	0.3%
Vertex Aerospace Services (i)	Industrials	L+4.50% (6.90%), 6/16/2025	8,770	8,733	8,787	0.6%
Von Drehle Corporation (c) (i) (l)	Life Sciences Tools & Services	L+11.50% (13.83%), 3/6/2023	26,441	26,148	23,612	1.6%
Vyaire Medical, Inc. (c) (j)	Health Care	L+4.75% (7.35%), 4/16/2025	8,895	8,598	8,006	0.5%
WaterBridge Midstream (j)	Energy	L+5.75% (8.14%), 6/22/2026	8,864	8,642	8,643	0.6%
WMK, LLC (c) (f)	Travel Services	L+5.75% (8.15%), 9/5/2025	1,132	1,124	1,112	0.1%
WMK, LLC (c) (f)	Travel Services	L+5.75% (8.15%), 9/5/2024	698	698	686	0.0%
WMK, LLC (c) (i)	Travel Services	L+5.75% (8.17%), 9/5/2025	20,283	19,924	19,924	1.3%
Xplornet Communications, Inc. (a) (j)	Diversified Telecommunication Services	L+4.00% (6.33%), 9/9/2021	12,668	12,622	12,652	0.8%
YummyEarth Inc. (c)	Food & Beverage	L+8.50% (10.83%), 8/1/2023	2,626	1,917	2,626	0.2%
Sub Total Senior Secured First Lien Debt				$1,808,488	$1,691,140	111.0%

Senior Secured Second Lien Debt - 21.4% (b)
Accentcare, Inc. (c) (i)	Health Care	L+8.75% (11.13%), 6/20/2027	$17,795	$17,352	$17,350	1.1%
Anchor Glass Container Corporation (c)	Containers & Packaging	L+7.75% (10.17%), 12/7/2024	20,000	19,845	13,800	0.9%
Astro AB Merger Sub, Inc. (a) (i)	Diversified Financial Services	L+7.50% (10.08%), 4/30/2023	7,758	7,758	7,758	0.5%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2019 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Asurion Corp (j)	Business Services	L+6.50% (8.90%), 8/4/2025	$17,668	$17,809	$17,900	1.2%
Avatar Purchaser, Inc. (c) (j)	Business Services	L+7.50% (10.13%), 11/17/2025	11,716	11,436	11,259	0.7%
Baker Hill Acquisition, LLC (c)	Technology	L+11.00% (13.60%), 3/1/2021	3,017	1,508	1,584	0.1%
Baker Hill Acquisition, LLC (c)	Technology	L+11.00% (13.60%), 3/1/2021	447	404	447	0.0%
Boston Market Corporation (c)	Hotels, Restaurants & Leisure	L+8.25% (10.58%), 1/16/2021	26,398	24,091	13,199	0.9%
Boston Market Corporation (c)	Hotels, Restaurants & Leisure	L+4.50% (6.92%), 1/9/2021	928	928	928	0.1%
Boston Market Corporation (c) (f)	Hotels, Restaurants & Leisure	L+4.50% (6.92%), 1/9/2021	741	740	741	0.0%
BrandMuscle Holdings Inc. (c)	Internet Software & Services	L+8.50% (11.09%), 6/1/2022	24,500	24,279	24,010	1.6%
Carlisle FoodService Products, Incorporated (c) (i)	Food Products	L+7.75% (10.15%), 3/20/2026	10,719	10,539	10,569	0.7%
CDS U.S. Intermediate Holdings, Inc. (a) (c)	Hotels, Restaurants & Leisure	L+8.25% (10.58%), 7/8/2023	9,177	8,914	8,287	0.5%
Constellis Holdings, LLC (c)	Business Services	L+9.00% (11.58%), 4/21/2025	1,117	1,117	782	0.1%
Dentalcorp Perfect Smile ULC (a) (c)	Health Care	L+7.50% (9.92%), 6/1/2026	10,139	10,049	10,139	0.7%
Dimora Brands, Inc. (c)	Consumer Products	L+8.50% (10.90%), 8/25/2025	4,464	4,463	4,464	0.3%
Edelman Financial Services LLC (a) (j)	Financial Services	L+6.75% (9.14%), 7/20/2026	6,764	6,734	6,781	0.4%
Epic Health Services, Inc. (c)	Health Care Providers & Services	L+8.00% (10.40%), 3/17/2025	15,000	14,838	14,160	0.9%
Frank Entertainment Group, LLC (c) (p) (t)	Media Entertainment	6.00% 9/30/2019	724	—	—	—%
Hyland Software Inc (i)	Technology	L+7.00% (9.40%), 7/7/2025	5,837	5,871	5,852	0.4%
ICP Industrial, Inc. (c)	Chemicals	L+8.25% (10.64%), 5/3/2024	5,588	5,587	5,588	0.4%
KidKraft, Inc. (c) (l)	Consumer Products	12.00% 3/30/2022	6,340	6,271	6,055	0.4%
MLN US Holdco LLC (a) (c) (i)	Technology	L+8.75% (11.19%), 11/30/2026	3,000	2,945	2,640	0.2%
Navicure, Inc. (c)	Health Care	L+7.50% (9.90%), 10/31/2025	1,341	1,341	1,341	0.1%
Northstar Financial Services Group, LLC (c)	Media Entertainment	L+7.50% (9.85%), 5/25/2026	2,666	2,655	2,666	0.2%
Oxbow Carbon LLC (c)	Industrials	L+7.50% (9.90%), 1/4/2024	837	856	837	0.1%
PetVet Care Centers, LLC (c)	Business Services	L+6.25% (8.65%), 2/13/2026	3,539	3,524	3,415	0.2%
PI US Holdco III Limited (a)	Consumer Finance	L+7.25% (9.65%), 12/20/2025	6,696	6,641	6,495	0.4%
ProAmpac, LLC (c)	Paper & Packaging	L+8.50% (11.02%), 11/18/2024	3,352	3,351	3,352	0.2%
QuickBase, Inc. (c)	Technology	L+8.00% (10.44%), 4/2/2027	7,484	7,340	7,334	0.5%
Recess Holdings, Inc. (c) (i)	Hotels, Restaurants & Leisure	L+7.75% (10.08%), 9/29/2025	15,008	14,826	15,008	1.0%
Renaissance Holding Corp	Education	L+7.00% (9.48%), 5/29/2026	8,456	8,309	8,033	0.5%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2019 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
Restoration Hardware Holdings (a) (c)	Retail	L+6.50% (8.94%), 4/9/2024		$27,329	$27,132	$27,124	1.8%
River Cree Entertainment (a) (c) (z)	Gaming/Lodging	10.00% 5/17/2025	CAD	21,275	16,413	16,187	1.1%
SCA Pharmaceuticals, LLC (c)	Health Care	L+9.00% (11.32%), 12/16/2020		2,235	2,174	1,989	0.1%
SSH Group Holdings, Inc. (c) (i)	Consumer Products	L+8.20% (10.78%), 7/30/2026		10,122	10,032	10,031	0.7%
St. Croix Hospice Acquisition Corp. (c)	Health Care	L+8.75% (11.15%), 3/1/2024		2,056	1,974	2,056	0.1%
TierPoint, LLC (c)	Technology	L+7.25% (9.65%), 5/5/2025		5,334	5,295	5,121	0.3%
Travelpro Products, Inc. (a) (c) (l)	Retail	13.00% 11/1/2022		2,380	2,380	2,380	0.2%
Travelpro Products, Inc. (a) (c) (l) (z)	Retail	13.00% 11/1/2022	CAD	2,758	2,112	2,098	0.1%
US Salt LLC (c) (i)	Food Products	L+8.63% (11.07%), 1/16/2027		26,968	26,141	26,213	1.7%
Sub Total Senior Secured Second Lien Debt					$345,974	$325,973	21.4%

Subordinated Debt - 7.9% (b)
AHP Health Partners, Inc.	Health Care	9.75% 7/15/2026		$6,589	$6,507	$7,079	0.5%
BMC Software Finance, Inc.	Technology	9.75% 9/1/2026		5,000	4,705	4,326	0.3%
Capital Contractors, Inc. (c) (t)	Business Services	16.00% 6/30/2020		2,200	—	—	—%
Captek Softgel International, Inc. (c) (l)	Health Care	11.50% 1/1/2023		7,045	7,044	6,348	0.4%
Community Intervention Services, Inc. (c) (l) (t)	Health Care	13.00% 1/31/2021		5,690	—	—	—%
Del Real, LLC (c)	Consumer Products	11.00% 4/1/2023		3,129	2,977	2,641	0.2%
Dyno Acquiror, Inc. (c) (l)	Business Services	12.00%, 2/1/2020		1,066	1,066	1,066	0.1%
HemaSource, Inc. (c) (x)	Health Care	11.00% 1/1/2024		2,235	2,141	2,201	0.1%
Hc2 Holdings Inc	Industrials	11.50% 12/1/2021		10,796	10,686	9,500	0.6%
HTC Borrower, LLC (c) (l)	Technology	13.00%, 9/1/2020		5,493	5,341	5,477	0.3%
Iridium Communications, Inc.	Diversified Telecommunication Services	10.50% 4/15/2023		3,536	3,536	3,849	0.3%
Park Ave RE Holdings, LLC (c) (d) (l) (o)	Real Estate Management & Development	13.00% 12/31/2021		37,192	37,192	37,192	2.4%
PCX Aerostructures, LLC (c) (l)	Industrials	6.00% 8/9/2021		7,641	5,829	5,731	0.4%
RMP Group, Inc. (c) (l)	Financials	11.50% 9/1/2022		2,288	2,217	2,288	0.2%
Siena Capital Finance (c) (o)	Financials	12.50% 8/16/2021		20,000	20,000	20,000	1.3%
Xplornet Communications, Inc. (a) (c) (l)	Diversified Telecommunication Services	9.63% 6/1/2022		12,304	12,304	12,427	0.8%
Sub Total Subordinated Debt					$121,545	$120,125	7.9%

Collateralized Securities - 7.4% (b)
Collateralized Securities - Debt Investment
Figueroa - Class F Notes (a) (c) (p)	Diversified Investment Vehicles	12.60% 1/15/2027		$8,000	$8,000	$8,001	0.5%
NewStar Arlington Senior Loan Program LLC Class FR Notes (a) (c) (p)	Diversified Investment Vehicles	13.58% 4/25/2031		4,750	4,541	4,618	0.3%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2019 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
NewStar Exeter Fund CLO - Debt (a) (c) (p)	Diversified Investment Vehicles	10.09% 1/20/2027	$10,728	$9,504	$9,250	0.6%
Ocp Clo Ltd (a) (c)	Diversified Investment Vehicles	L+6.66% (8.89%), 7/20/2032	3,000	2,910	2,910	0.2%
Symphony CLO Ltd 2012-9A (a) (c)	Diversified Investment Vehicles	9.23% 7/16/2032	3,000	2,940	2,940	0.2%
WhiteHorse VIII, Ltd. CLO - Debt (a) (c)	Diversified Investment Vehicles	7.13% 5/1/2026	8,000	7,695	7,273	0.5%
Collateralized Securities - Equity Investment (n)
B&M CLO 2014-1, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	1.96% 4/16/2026	$40,250	$8,549	$7,322	0.5%
CVP Cascade CLO, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00% 1/16/2026	31,000	671	429	0.0%
CVP Cascade CLO-1, LTD. - Side Letter (a) (c) (p)	Diversified Investment Vehicles	12.20% 1/16/2026	3,243	281	55	0.0%
CVP Cascade CLO-2, LTD. - Side Letter (a) (c) (p)	Diversified Investment Vehicles	12.62% 7/18/2026	3,755	692	73	0.0%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	6.83% 1/15/2027	35,057	10,018	8,547	0.6%
Figueroa CLO 22014-1A - Side Letter (a) (c) (p)	Diversified Investment Vehicles	7.07% 1/15/2027	2,986	937	158	0.0%
MidOcean Credit CLO II, LLC Income Notes (a) (c) (p) (v)	Diversified Investment Vehicles	7.82% 1/29/2025	37,600	19,212	17,932	1.2%
MidOcean Credit CLO IV, LLC Income Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00% 4/15/2027	21,500	10,163	7,591	0.5%
NewStar Arlington Senior Loan Program LLC Class FR Notes (a) (c) (p) (v)	Diversified Investment Vehicles	17.18% 7/25/2025	31,603	19,606	22,782	1.5%
NewStar Exeter Fund CLO - Equity (a) (c) (p) (v)	Diversified Investment Vehicles	0.00% 1/19/2027	31,575	8,616	9,214	0.6%
OFSI Fund VI, Ltd. - Side Letter (a) (c) (p)	Diversified Investment Vehicles	0.00% 3/20/2025	1,970	325	31	0.0%
OFSI Fund VI, Ltd. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00% 3/20/2025	38,000	9,302	2,098	0.1%
WhiteHorse VIII, Ltd. 2014-1A Note (a) (c) (p)	Diversified Investment Vehicles	8.40% 5/1/2026	1,886	297	78	0.0%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (c) (p) (s)	Diversified Investment Vehicles	0.00% 5/1/2026	36,000	7,148	972	0.1%
Sub Total Collateralized Securities				$131,407	$112,274	7.4%

Equity/Other - 18.3% (b) (aa)
Aden & Anais Holdings, Inc (c) (e) (x)	Retail		4,470	$—	$—	—%
Answers Corporation - Common Equity (c) (e) (p)	Technology		908,911	11,361	1,545	0.1%
Avaya Holdings Corp. (a) (e) (s)	Communications Equipment		208,402	3,309	2,482	0.2%
Baker Hill Acquisition, LLC (c) (e)	Technology		22,653	—	—	—%
Boston Market Corporation (c) (e) (u)	Hotels, Restaurants & Leisure		160,327	—	—	—%
Capital Contractors, Inc. (c) (e)	Business Services		45	—	—	—%
Capital Contractors, Inc. (c) (e)	Business Services		4,470	—	—	—%
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (c) (e) (o)	Food Products		6,023	1,630	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2019 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (c) (e) (o) (u)	Food Products		24,656	$—	$—	—%
Captek Softgel International, Inc. (c) (e) (x)	Health Care		8,498	942	393	0.0%
Centerfield Media Holding Company (c) (e)	Business Services		112	245	228	0.0%
CRD Holdings LLC (a) (c) (o) (u)	Metals & Mining	9.00%	52,285,603	37,777	39,227	2.6%
CRS-SPV, Inc. (c) (e) (o)	Business Services		246	2,219	2,221	0.1%
CWS Holding Company, LLC (c) (e)	Building Materials		335,255	—	67	0.0%
Danish CRJ LTD. - Common Equity (a) (c) (e) (p) (r)	Aerospace & Defense		5,002	—	—	—%
Data Source Holdings, LLC (c) (e)	Media/Entertainment		10,617	140	93	0.0%
Del Real, LLC (c) (e) (u)	Consumer Products		670,510	382	67	0.0%
Dyno Acquiror, Inc. (c) (e)	Business Services		134,102	58	80	0.0%
Frank Entertainment Group, LLC (c) (e) (p) (u)	Media Entertainment		135,566	—	—	—%
Frank Entertainment Group, LLC (c) (e) (p) (u)	Media Entertainment		625,810	—	—	—%
Frank Entertainment Group, LLC (c) (e) (p) (u)	Media Entertainment		625,810	—	—	—%
HemaSource, Inc. (c) (e) (x)	Health Care		223,503	168	179	0.0%
ICP Industrial, Inc. (c) (e)	Chemicals		288	279	380	0.0%
Integrated Efficiency Solutions, Inc. (c) (e)	Energy		53,215	56	—	—%
Integrated Efficiency Solutions, Inc. (c) (e)	Energy		2,975	3	3	0.0%
Kahala Ireland OpCo Designated Activity Company - Common Equity (a) (c) (e) (h) (o)	Aerospace & Defense		1	—	49,126	3.2%
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (a) (c) (e) (h) (o)	Aerospace & Defense		3,250,000	2,816	3,250	0.2%
Kahala US OpCo LLC - Class A Preferred Units (a) (c) (e) (k) (o)	Aerospace & Defense	13.00%	4,413,472	—	—	—%
K-Square Restaurant Partners, LP (c) (e) (x)	Food & Beverage		447	175	—	—%
Lakeview Health Holdings, Inc. (c) (e)	Health Care		447	—	—	—%
MIC Holding LLC (c) (e)	Business Services		1,470	3,687	4,222	0.3%
MIC Holding LLC (c) (e)	Business Services		30,000	3,750	3,822	0.3%
Micross Solutions LLC (c) (e)	Technology		442,430	223	531	0.0%
Mood Media Corporation - Warrants (c) (e)	Business Services		121,021	27	—	—%
Motor Vehicle Software Corporation (c) (e) (m)	Technology		223,503	318	246	0.0%
NexSteppe Inc. - Series C Preferred Stock Warrant (c) (e) (o)	Chemicals		237,240	737	—	—%
NMFC Senior Loan Program I, LLC (a) (o)	Diversified Investment Vehicles		50,000	50,000	47,580	3.1%
Nomacorc, LLC (c) (e) (m) (u)	Consumer Products		356,816	56	143	0.0%
Park Ave RE Holdings, LLC - Common Shares (c) (e) (o) (w)	Real Estate Management & Development		1,000	481	16,450	1.1%
Park Ave RE Holdings, LLC - Preferred Shares (c) (o) (w)	Real Estate Management & Development	8.00%	47,290	23,645	23,645	1.6%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2019 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Passport Food Group, LLC (c) (e) (x)	Food & Beverage		4,470	$—	$—	—%
PCX Aerostructures, LLC (c) (e)	Industrials		27,250	—	—	—%
PCX Aerostructures, LLC (c) (e)	Industrials		1,356	—	—	—%
PCX Aerostructures, LLC (c) (e)	Industrials		315	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (p)	Diversified Investment Vehicles		8,739	8,739	8,561	0.6%
PT Network, LLC (c) (e) (u)	Health Care		3	—	—	—%
RMP Group, Inc. (c) (e) (u)	Financials		223	164	274	0.0%
RockYou, Inc. (c) (e)	Advertising		15,105	—	—	—%
Schweiger Dermatology Group, LLC (c) (e) (u)	Health Care		265,024	—	—	—%
SCUF Gaming, Inc. (c) (e)	Gaming/Lodging		6,060	21	157	0.0%
Siena Capital Finance (c) (o)	Financials		34,892,500	35,586	35,806	2.4%
Smile Brands, Inc. (c) (e)	Health Care		43	67	68	0.0%
Smile Brands, Inc. (c) (e)	Health Care		669	748	603	0.0%
Squan Holding Corp. - Class A Common Stock (c) (e)	Diversified Telecommunication Services		180,835	—	—	—%
Squan Holding Corp. - Series A Preferred Stock (c) (e)	Diversified Telecommunication Services		8,962	—	—	—%
St. Croix Hospice Acquisition Corp. (c) (e)	Health Care		112	—	15	0.0%
St. Croix Hospice Acquisition Corp. (c) (e)	Health Care		112	64	129	0.0%
Steel City - MGTF Equity (c) (e)	Media/Entertainment		330,000	—	—	—%
Steel City - WPNT Equity (c) (e)	Media/Entertainment		330,000	—	—	—%
SYNACOR INC (e) (s)	Technology		59,785	—	93	0.0%
Tap Rock 2 Equity (c) (e) (f) (u)	Energy		7,819,628	7,820	7,820	0.5%
Tax Advisors Group, LLC (c) (e) (u)	Financials		86	609	755	0.1%
Tax Defense Network, LLC - Common Equity (c) (e) (p)	Diversified Consumer Services		147,099	425	—	—%
Tax Defense Network, LLC (c) (e) (p)	Diversified Consumer Services		562,305	—	—	—%
Team Waste, LLC (c) (e) (p) (u)	Industrials		111,752	2,235	2,235	0.2%
Tennenbaum Waterman Fund, L.P. (a) (e) (p)	Diversified Investment Vehicles		10,000	10,000	9,961	0.7%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		8,163	8,163	6,355	0.4%
Travelpro Products, Inc. (a) (c) (e)	Retail		447,007	506	581	0.0%
TwentyEighty, Inc. - Class A Common Equity (c) (e) (p)	Media		54,586	—	1,957	0.1%
U.S. Auto - Series A Common Units (c) (e) (u)	Diversified Consumer Services		10,000	10	—	—%
U.S. Auto - Series A Preferred Units (c) (e) (u)	Diversified Consumer Services		490	490	640	0.0%
U.S. Auto - Series C Preferred Equity Units (c) (e) (u)	Diversified Consumer Services		56	56	111	0.0%
United Biologics, LLC (c) (e) (u)	Health Care		39,769	132	21	0.0%
United Biologics, LLC (c) (e) (u)	Health Care		3,155	—	—	—%
United Biologics, LLC (c) (e) (u)	Health Care		4,206	31	15	0.0%
United Biologics, LLC (c) (e) (u)	Health Care		99,236	—	—	—%
United Biologics, LLC (c) (e) (u)	Health Care		223	35	10	0.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2019 (Unaudited)

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Vantage Mobility International, LLC (c) (e)	Automotive		1,468,221	$—	$—	—%
Vantage Mobility International, LLC (c) (e)	Automotive		3,139,625	3,140	3,140	0.2%
Vantage Mobility International, LLC (c) (e)	Automotive		391,131	—	—	—%
Women's Marketing, Inc. (c) (e)	Media Entertainment		3,643	—	—	—%
Women's Marketing, Inc. (c) (e)	Media Entertainment		2,235	—	—	—%
World Business Lenders, LLC - Preferred Stock (c) (e) (p)	Consumer Finance		922,669	3,750	3,755	0.3%
WSO Holdings, LP (c) (e)	Food & Beverage		698	280	—	—%
Wythe Will Tzetzo, LLC (c) (e) (u)	Food & Beverage		22,312	302	—	—%
YummyEarth Inc. (c) (e)	Food & Beverage		223	—	—	—%
Sub Total Equity/Other				$227,857	$279,042	18.3%

TOTAL INVESTMENTS - 166.0% (b)				$2,635,271	$2,528,554	166.0%
Forward foreign currency contracts:

Counterparty	Contract to Deliver	In Exchange For	Maturity Date	Unrealized Appreciation/(Depreciation)
Goldman Sachs International	CAD 21,275	$15,974	7/10/2019	$(277)
_____________

(a)
All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Qualifying assets represent 76.5% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.

(b)	Percentages are based on net assets of $1,522,877 as of June 30, 2019.

(c)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).

(d)	As of the date of election, the portfolio company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be payment-in-kind (“PIK”).

(e)	Non-income producing at June 30, 2019.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

(f)	The Company has various unfunded commitments to portfolio companies. The remaining amount of these unfunded commitments as of June 30, 2019 are comprised of the following:
June 30, 2019 (Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Allied Universal	Senior Secured First Lien Debt	Delayed draw term loan	$600	$600
AMC Situs	Senior Secured First Lien Debt	Delayed draw term loan	752	752
AMI Entertainment Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,234	1,234
Arch Global Precision LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,134	1,134
Arch Global Precision LLC	Senior Secured First Lien Debt	Revolver term loan	1,008	1,008
Black Mountain Sand, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,305	1,305
Boston Market Corporation	Senior Secured Second Lien Debt	Delayed draw term loan	3,710	2,970
CCW, LLC	Senior Secured First Lien Debt	Revolver term loan	3,000	1,700
CDHA Holdings	Senior Secured First Lien Debt	Delayed draw term loan	7,583	7,027
CDHA Holdings	Senior Secured First Lien Debt	Revolver term loan	1,264	581
Cold Spring Brewing Company	Senior Secured First Lien Debt	Revolver term loan	238	238
Corfin Industries LLC	Senior Secured First Lien Debt	Revolver term loan	956	956
Deva Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	559	559
Florida Foods Products, LLC	Senior Secured First Lien Debt	Revolver term loan	1,647	231
ICR, LLC	Senior Secured First Lien Debt	Revolver term loan	2,753	2,655
Ideal Tridon	Senior Secured First Lien Debt	Delayed draw term loan	80	80
Ideal Tridon	Senior Secured First Lien Debt	Revolver term loan	2,810	2,649
Integral Ad Science, INC.	Senior Secured First Lien Debt	Revolver term loan	1,085	1,085
Justrite	Senior Secured First Lien Debt	Delayed draw term loan	1,954	1,954
Lakeview Health Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	310	186
Magnitude Software	Senior Secured First Lien Debt	Delayed draw term loan	1,790	1,790
Midwest Can Company LLC	Senior Secured First Lien Debt	Revolver term loan	547	391
Miller Environmental Group	Senior Secured First Lien Debt	Delayed draw term loan	2,651	2,651
Miller Environmental Group	Senior Secured First Lien Debt	Revolver term loan	1,324	1,324
MMM Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,761	1,761
Muth Mirror Systems, LLC	Senior Secured First Lien Debt	Revolver term loan	1,299	1,299
ORG Chemical Holdings (g)	Senior Secured First Lien Debt	Delayed draw term loan	5,202	2,435
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,316	1,316
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	2,584
SRC Worldwide	Senior Secured First Lien Debt	Revolver term loan	224	157
St Augustine	Senior Secured First Lien Debt	Revolver term loan	2,615	2,615
Subsea Global Solutions, LLC	Senior Secured First Lien Debt	Revolver term loan	963	613
TapRock 2 (g)	Equity/Other	Equity	42,100	34,280
Tillamook Country Smoker	Senior Secured First Lien Debt	Revolver term loan	2,696	404
Twentyeighty, Inc.	Senior Secured First Lien Debt	Revolver term loan	442	442
USF S&H Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	1,616	485
Vantage Mobility International, LLC	Senior Secured First Lien Debt	Delayed draw term loan	196	196
WMK, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,616	1,484
WMK, LLC	Senior Secured First Lien Debt	Revolver term loan	2,618	1,920
Total			$108,542	$87,051

(g)	The commitment related to this investment is discretionary.

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

(l)	For the three months ended June 30, 2019, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind (“PIK”):
June 30, 2019 (Unaudited)

Portfolio Company	Investment Type	Cash	PIK	All-in Rate	PIK earned for the three months ended June 30, 2019
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.)	Senior Secured First Lien Debt	—%	15.08%	15.08%	$—
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.)	Senior Secured First Lien Debt	—%	15.08%	15.08%	—
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.)	Senior Secured First Lien Debt	—%	15.08%	15.08%	—
Frank Entertainment Group, LLC	Senior Secured First Lien Debt	—%	11.41%	11.41%	—
Integral Ad Science, INC.	Senior Secured First Lien Debt	8.41%	1.25%	9.66%	45
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	11.85%	—%	11.85%	—
Internap Corporation	Senior Secured First Lien Debt	8.65%	0.75%	9.40%	10
Kahala Ireland OpCo Designated Activity Company	Senior Secured First Lien Debt	13.00%	—%	13.00%	—
Lightsquared LP	Senior Secured First Lien Debt	—%	11.22%	11.22%	376
Mood Media Corporation	Senior Secured First Lien Debt	9.58%	—%	9.58%	—
NexSteppe Inc.	Senior Secured First Lien Debt	—%	12.00%	12.00%	—
NexSteppe Inc.	Senior Secured First Lien Debt	—%	12.00%	12.00%	—
PT Network, LLC	Senior Secured First Lien Debt	8.10%	2.00%	10.10%	—
Squan Holding Corp.	Senior Secured First Lien Debt	8.32%	1.00%	9.32%	42
Tax Defense Network, LLC	Senior Secured First Lien Debt	10.00%	—%	10.00%	—
TwentyEighty, Inc.	Senior Secured First Lien Debt	4.00%	4.00%	8.00%	67
TwentyEighty, Inc.	Senior Secured First Lien Debt	0.25%	8.75%	9.00%	142
TwentyEighty, Inc.	Senior Secured First Lien Debt	10.33%	—%	10.33%	—
Von Drehle Corporation	Senior Secured First Lien Debt	9.83%	4.00%	13.83%	521
KidKraft, Inc.	Senior Secured Second Lien Debt	11.00%	1.00%	12.00%	16
Travelpro Products, Inc.	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%	10
Travelpro Products, Inc.	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%	12
Captek Softgel International, Inc.	Subordinated Debt	10.00%	1.50%	11.50%	26
Community Intervention Services, Inc.	Subordinated Debt	—%	13.00%	13.00%	—
Dyno Acquiror, Inc.	Subordinated Debt	10.50%	1.50%	12.00%	4
HTC Borrower, LLC	Subordinated Debt	10.00%	3.00%	13.00%	42
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%	—
PCX Aerostructures, LLC	Subordinated Debt	—%	6.00%	6.00%	114
RMP Group, Inc.	Subordinated Debt	10.50%	1.00%	11.50%	6
Xplornet Communications, Inc.	Subordinated Debt	9.63%	—%	9.63%	—
Total					$1,433

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

(q)	Unless otherwise indicated, all investments in the schedule of investments are non-affiliated, non-controlled investments.

(r)	The Company's investment is held through the Consolidated Holding Company, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.

(s)	The investment is not a restricted security. All other securities are restricted securities.

(t)	The investment is on non-accrual status as of June 30, 2019.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

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

(x)
The investment is held through BSP TCAP Acquisition Holdings LP which, as further outlined in Note 1, is an affiliated acquisition entity utilized for the Triangle Transaction.  Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of June 30, 2019.

(y)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at June 30, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

(z)	The principal amount (par amount) is denominated in Canadian Dollars or CAD.

(aa)	All amounts are in thousands except share amounts.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2019
(Unaudited)
The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2019:

	At June 30, 2019
	Investments at Fair Value	Percentage of Total Portfolio
Health Care	$297,747	11.8%
Business Services	242,068	9.6%
Diversified Investment Vehicles	184,731	7.3%
Aerospace & Defense	131,925	5.2%
Hotels, Restaurants & Leisure	126,643	5.0%
Technology	107,157	4.2%
Diversified Telecommunication Services	99,891	4.0%
Industrials	91,118	3.6%
Metals & Mining	83,109	3.3%
Energy Equipment & Services	81,624	3.2%
Real Estate Management & Development	77,287	3.1%
Health Care Providers & Services	75,242	3.0%
Financials	71,417	2.8%
Food Products	66,379	2.6%
Chemicals	63,294	2.5%
Commercial Services & Supplies	59,524	2.4%
Media/Entertainment	56,238	2.2%
Media	53,809	2.1%
Consumer Products	42,110	1.7%
Communications Equipment	37,900	1.5%
Telecom	34,602	1.4%
Food & Beverage	32,288	1.3%
Retail	32,183	1.3%
Education	31,627	1.3%
Gaming/Lodging	28,829	1.1%
Diversified Consumer Services	27,680	1.1%
Professional Services	25,148	1.0%
Internet Software & Services	24,010	0.9%
Software	23,875	0.9%
Life Sciences Tools & Services	23,612	0.9%
Travel Services	21,722	0.9%
Media Entertainment	19,826	0.8%
Energy	19,649	0.8%
Paper & Packaging	19,215	0.8%
Cable	15,765	0.6%
Advertising	14,001	0.6%
Containers & Packaging	13,800	0.5%
Transportation Infrastructure	11,761	0.4%
Software/Services	11,528	0.4%
Consumer Finance	10,250	0.4%
Diversified Financial Services	7,758	0.3%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

Financial Services	$6,781	0.3%
Automotive	5,888	0.2%
Specialty Retail	5,457	0.2%
Consumer	4,981	0.2%
Transportation	4,702	0.2%
Utilities	2,336	0.1%
Building Materials	67	—%
Total	$2,528,554	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 106.8% (b)
Abaco Systems Holding Corp. (c) (i)	Business Services	L+6.00% (8.41%), 12/7/2021	$23,456	$23,177	$22,980	1.5%
ABC Financial Intermediate, LLC (c) (j)	Media	L+4.25% (6.64%), 1/2/2025	7,681	7,648	7,681	0.5%
AccentCare, Inc. (c) (f)	Health Care	L+4.50% (7.04%), 4/2/2019	3,353	3,349	3,323	0.2%
AccentCare, Inc. (c) (i)	Health Care	L+4.50% (7.30%), 4/3/2024	28,646	28,390	28,388	1.9%
Aleris International, Inc. (j)	Metals & Mining	L+4.75% (7.25%), 2/27/2023	18,294	18,151	18,100	1.2%
Altice France SA (a)	Cable	8.13%, 2/1/2027	15,000	14,816	14,172	0.9%
Alvogen Pharma US, Inc. (j)	Health Care	L+4.75% (7.27%), 4/1/2022	13,511	13,433	13,207	0.9%
Am General Llc (c) (i)	Industrials	L+7.25% (9.77%), 12/28/2021	1,781	1,780	1,781	0.1%
American Greetings Corporation (j)	Consumer Products	L+4.50% (7.00%), 4/6/2024	1,755	1,724	1,722	0.1%
AMI Entertainment Network, LLC (c) (f) (i)	Hotels, Restaurants & Leisure	L+6.00% (8.80%), 7/21/2022	13,397	13,207	13,157	0.9%
AP Gaming I, LLC (a) (j)	Gaming/Lodging	L+3.50% (6.02%), 2/15/2024	18,726	18,698	18,305	1.2%
AP NMT Acquisition B.V. (a) (j)	Media	L+5.75% (8.15%), 8/13/2021	6,568	6,583	6,283	0.4%
AqGen Ascensus Inc. (j)	Technology	L+3.50% (6.12%), 12/3/2022	8,472	8,465	8,239	0.6%
Ardent Legacy Acquisitions, Inc. (i)	Health Care	L+4.50% (7.02%), 6/30/2025	18,888	18,711	18,558	1.2%
Avantor Performance Materials, Inc.	Health Care	9.00%, 10/1/2025	13,000	13,326	13,000	0.9%
Avaya Holdings Corp. (a) (j)	Communications Equipment	L+4.25% (6.69%), 12/15/2024	26,382	26,164	25,425	1.7%
Aveanna Healthcare LLC (c)	Health Care	L+5.50% (8.02%), 3/18/2024	4,694	4,428	4,569	0.3%
Aveanna Healthcare LLC (c) (j)	Health Care	L+4.25% (6.77%), 3/18/2024	792	742	743	0.0%
BCP Raptor, LLC (j)	Energy Equipment & Services	L+4.25% (6.87%), 6/24/2024	19,229	19,068	17,907	1.2%
BCP Renaissance, LLC (j)	Energy Equipment & Services	L+3.50% (6.03%), 10/31/2024	3,455	3,440	3,355	0.2%
BDS Solutions Group, LLC (c)	Business Services	L+8.75% (11.56%), 6/1/2021	7,033	6,953	6,646	0.4%
BDS Solutions Group, LLC (c) (i)	Business Services	L+8.75% (11.56%), 6/1/2021	26,098	25,813	24,662	1.7%
Beaver-Visitec International Holdings, Inc. (j)	Health Care	L+4.00% (6.62%), 8/21/2023	6,514	6,514	6,449	0.4%
Black Mountain Sand, LLC (c)	Energy Equipment & Services	L+9.00% (11.40%), 11/30/2021	13,050	12,907	12,742	0.9%
Black Mountain Sand, LLC (c)	Energy Equipment & Services	L+9.00% (11.40%), 11/30/2021	13,050	12,892	12,742	0.9%
BMC Software Finance, Inc. (j)	Software	L+4.25% (7.05%), 10/2/2025	23,309	23,083	22,428	1.5%
Bomgar Corp. (j)	Software	L+4.00% (6.55%), 4/18/2025	1,982	1,974	1,907	0.1%
California Resources Corp. (a) (j)	Metals & Mining	L+4.75% (7.26%), 12/31/2022	12,259	12,060	11,850	0.8%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (f) (l) (o) (t)	Food Products	L+12.50% (15.03%), 9/25/2020	$24,706	$16,406	$3,459	0.2%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (l) (o) (t)	Food Products	L+12.50% (15.03%), 9/25/2020	54,940	33,647	7,692	0.5%
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) (c) (l) (o) (t)	Food Products	L+12.50% (15.03%), 9/25/2020	3,285	2,829	3,219	0.2%
CareCentrix, Inc. (j)	Health Care	L+4.50% (7.30%), 4/3/2025	9,604	9,561	9,412	0.6%
CCW, LLC (c) (f)	Hotels, Restaurants & Leisure	L+7.00% (9.56%), 3/21/2021	1,300	1,300	1,235	0.1%
CCW, LLC (c) (i)	Hotels, Restaurants & Leisure	L+7.00% (9.56%), 3/21/2021	27,300	27,088	25,935	1.7%
CDHA Holdings, LLC (c) (f)	Health Care	L+6.00% (8.80%), 8/24/2023	430	430	424	0.0%
CDHA Holdings, LLC (c) (i)	Health Care	L+6.00% (8.80%), 8/24/2023	15,759	15,539	15,546	1.0%
Chloe Ox Parent, LLC (c) (i)	Health Care Providers & Services	L+4.50% (7.30%), 12/23/2024	10,687	10,595	10,701	0.7%
Clarion Events, Ltd (a) (c) (j)	Business Services	L+5.00% (7.71%), 9/29/2024	10,497	10,301	10,268	0.7%
Clover Technologies Group, LLC (j)	Commercial Services & Supplies	L+4.50% (7.02%), 5/8/2020	13,178	13,149	12,437	0.8%
Cold Spring Brewing Company (c) (f) (i)	Food & Beverage	L+5.25% (7.71%), 5/15/2024	3,352	3,292	3,286	0.2%
Community Care Health Network, LLC (j)	Health Care	L+4.75% (7.27%), 2/16/2025	2,672	2,666	2,592	0.2%
CONSOL Energy Inc. (c) (j)	Metals & Mining	L+6.00% (8.53%), 11/28/2022	3,208	3,157	3,220	0.2%
Contura Energy Inc. (a) (c) (j)	Energy Equipment & Services	L+5.00% (7.52%), 3/18/2024	6,448	6,195	6,432	0.4%
Corfin Industries LLC (c) (f)	Industrials	L+6.50% (8.95%), 2/15/2024	574	574	563	0.0%
Corfin Industries LLC (c) (i)	Industrials	L+6.50% (9.00%), 2/15/2024	8,572	8,426	8,420	0.6%
Deva Holdings, Inc. (c) (f) (i)	Consumer Products	L+6.25% (8.77%), 10/31/2023	7,191	7,256	7,263	0.5%
DLC Acquisition, LLC (c) (f)	Financials	L+8.00% (10.80%), 12/30/2020	4,340	4,340	4,340	0.3%
DLC Acquisition, LLC (c) (l)	Financials	12.00%, 12/1/2020	3,325	3,325	3,325	0.2%
Eagle Rx, LLC (c) (i)	Health Care Providers & Services	L+4.25% (6.60%), 8/15/2019	26,790	26,752	26,589	1.8%
Florida Foods Products, LLC (c) (f)	Food & Beverage	L+6.75% (9.27%), 9/6/2023	1,021	1,021	997	0.1%
Florida Foods Products, LLC (c) (i)	Food & Beverage	L+6.75% (9.27%), 9/6/2025	22,338	21,805	21,780	1.5%
Frank Entertainment Group, LLC (c) (p) (t)	Media Entertainment	6.00%, 6/30/2019	3,014	1,836	1,441	0.1%
Frontier Communications (a) (j)	Diversified Telecommunication Services	L+3.75% (6.28%), 6/17/2024	9,919	9,702	9,182	0.6%
Gold Standard Baking	Food & Beverage	L+4.50% (7.31%), 4/23/2021	2,977	1,812	1,786	0.1%
Green Energy Partners/Stonewall LLC (j)	Utilities	L+5.50% (8.30%), 11/13/2021	1,010	1,008	999	0.1%
Green Energy Partners/Stonewall LLC (j)	Utilities	L+5.50% (8.30%), 11/13/2021	1,337	1,335	1,323	0.1%
HC Group Holdings III, Inc. (c) (j)	Health Care	L+3.75% (6.27%), 4/7/2022	14,630	14,467	14,630	1.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Hexion Inc.	Chemicals	10.38%, 2/1/2022	$5,000	$4,944	$4,013	0.3%
Hexion Inc.	Chemicals	6.63%, 4/15/2020	5,000	4,675	3,988	0.3%
Hexion Inc.	Chemicals	10.00%, 4/15/2020	10,000	9,363	8,270	0.6%
ICR Operations, LLC (c) (f)	Business Services	L+5.50% (8.31%), 3/26/2024	111	109	109	0.0%
ICR Operations, LLC (c) (i)	Business Services	L+5.50% (8.31%), 3/26/2025	13,567	13,326	13,337	0.9%
Ideal Tridon Holdings, Inc. (c) (f)	Commercial Services & Supplies	L+6.50% (9.02%), 7/31/2022	2,021	1,996	1,993	0.1%
Ideal Tridon Holdings, Inc. (c) (i)	Commercial Services & Supplies	L+6.50% (9.02%), 7/31/2023	5,185	5,116	5,111	0.3%
Ideal Tridon Holdings, Inc. (c) (i)	Commercial Services & Supplies	L+6.50% (9.02%), 7/31/2023	23,663	23,302	23,324	1.6%
Integral Ad Science, INC. (c) (f) (l)	Advertising	L+6.00% (8.53%), 7/19/2024	14,198	13,937	13,914	0.9%
Integrated Efficiency Solutions, Inc. (c) (l)	Energy	L+9.25% (12.05%), 6/1/2022	3,876	3,875	3,760	0.3%
Intelsat Jackson Hldgs SA (a) (j)	Telecom	L+4.50% (7.01%), 1/2/2024	10,000	10,222	9,910	0.7%
Internap Corporation (a) (c) (i)	Communications Equipment	L+5.75% (8.19%), 4/6/2022	11,880	11,865	11,648	0.8%
IPC Corp. (j)	Diversified Telecommunication Services	L+4.50% (7.03%), 8/6/2021	3,784	3,742	3,235	0.2%
Iri Holdings Inc (j)	Business Services	L+4.50% (7.02%), 11/30/2025	5,000	4,950	4,863	0.3%
Kahala Ireland OpCo Designated Activity Company (a) (c) (l) (o)	Aerospace & Defense	L+8.00% (13.00%), 12/23/2028	111,549	111,549	111,549	7.5%
Kissner Milling Co. Ltd. (a)	Chemicals	8.38%, 12/1/2022	21,199	21,472	21,345	1.4%
Lakeland Tours, LLC (i)	Diversified Consumer Services	L+4.00% (6.79%), 12/15/2024	6,052	6,040	5,881	0.4%
Lakeview Health Holdings, Inc. (c) (f)	Health Care	L+8.75% (11.55%), 12/15/2021	4,077	3,057	3,262	0.2%
Lightsquared LP (l)	Diversified Telecommunication Services	L+8.75% (11.52%), 12/7/2020	12,606	12,017	8,667	0.6%
Lionbridge Technologies, Inc. (i) (j)	Business Services	L+5.50% (8.02%), 2/28/2024	16,166	16,090	16,024	1.1%
Loparex International Holding B.V. (j)	Industrials	L+4.25% (7.05%), 4/11/2025	1,993	1,984	1,953	0.1%
McDermott International (a) (j)	Industrials	L+5.00% (7.52%), 5/10/2025	9,975	9,877	9,285	0.6%
MCS Acquisition Corp. (c) (j)	Professional Services	L+4.75% (7.27%), 5/18/2024	14,153	14,105	11,464	0.8%
Medallion Midland Acquisition, L.P. (j)	Energy Equipment & Services	L+3.25% (5.77%), 10/30/2024	4,406	4,396	4,147	0.3%
Medical Depot Holdings, Inc. (c) (i)	Health Care	L+5.50% (8.30%), 1/3/2023	19,264	18,084	17,492	1.2%
Micross Solutions LLC (c)	Technology	L+5.50% (8.27%), 8/7/2023	3,163	3,017	3,084	0.2%
Midwest Can Company, LLC (c) (f) (i)	Energy Equipment & Services	L+5.00% (7.56%), 4/11/2024	4,669	4,627	4,604	0.3%
MLN US Holdco LLC (a) (j)	Technology	L+4.50% (7.02%), 11/30/2025	13,455	13,414	13,009	0.9%
MMM Holdings, LLC (c) (f)	Health Care	L+6.25% (8.68%), 3/15/2023	3,500	3,432	3,472	0.2%
MMM Holdings, LLC (c) (i)	Health Care	L+6.25% (8.71%), 3/15/2023	20,449	20,106	20,288	1.4%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Monitronics International, Inc. (j)	Diversified Consumer Services	L+5.50% (8.30%), 9/30/2022	$10,072	$10,095	$8,901	0.6%
Montreign Operating Company, LLC (j)	Hotels, Restaurants & Leisure	L+8.25% (10.96%), 1/24/2023	26,957	26,615	24,900	1.7%
Mood Media Corporation (c) (i) (l)	Business Services	L+7.25% (10.05%), 6/28/2022	14,318	14,092	13,817	0.9%
Murray Energy Holdings Co. (j)	Energy Equipment & Services	L+7.25% (9.78%), 10/17/2022	9,231	9,089	7,777	0.5%
National Technical Systems, Inc. (c) (i)	Professional Services	L+6.25% (8.60%), 6/12/2021	17,648	17,569	16,589	1.1%
Navitas Midstream Midland Basin, LLC (c) (j)	Energy Equipment & Services	L+4.50% (7.00%), 12/13/2024	13,462	13,436	13,387	0.9%
New Star Metals, Inc. (c) (i)	Business Services	L+6.00% (8.80%), 7/9/2023	22,934	22,615	22,714	1.5%
NexSteppe Inc. (c) (l) (o) (t)	Chemicals	12.00%, 3/31/2019	2,010	1,750	—	—%
NexSteppe Inc. (c) (l) (o) (t)	Chemicals	12.00%, 3/31/2019	13,542	10,453	—	—%
NTM Acquisition Corp. (c) (i)	Media	L+6.25% (8.96%), 6/7/2022	17,692	17,552	17,427	1.2%
Office Depot, Inc. (a) (j)	Specialty Retail	L+5.25% (7.71%), 11/8/2022	5,860	5,768	5,894	0.4%
ORG Chemical Holdings, LLC (c) (i)	Chemicals	L+5.75% (8.55%), 6/30/2022	27,543	27,158	26,741	1.8%
ORG GC Holdings, LLC (c) (i)	Business Services	L+6.00% (8.80%), 7/31/2022	25,291	25,019	24,942	1.7%
Passport Food Group, LLC (c)	Food & Beverage	L+9.00% (11.40%), 3/1/2022	4,470	2,905	2,682	0.2%
Peabody Energy Corp	Industrials	6.38%, 3/31/2025	5,000	4,821	4,692	0.3%
PeopLease Holdings, LLC (c) (i)	Commercial Services & Supplies	L+9.00% (11.81%), 2/26/2021	20,000	19,913	17,500	1.2%
PGX Holdings, Inc. (c) (j)	Transportation Infrastructure	L+5.25% (7.78%), 9/29/2020	12,183	12,154	11,940	0.8%
Premier Dental Services, Inc. (i) (j)	Health Care	L+5.25% (7.75%), 6/30/2023	32,686	32,480	30,725	2.1%
Premier Global Services, Inc. (c) (j)	Diversified Telecommunication Services	L+6.25% (8.84%), 12/8/2021	8,843	8,640	7,511	0.5%
Pride Plating, Inc. (c) (i)	Aerospace & Defense	L+5.50% (8.02%), 6/13/2019	12,222	12,215	12,222	0.8%
PSKW, LLC (c) (i)	Health Care Providers & Services	L+4.25% (7.05%), 11/25/2021	1,392	1,385	1,392	0.1%
PSKW, LLC (c)	Health Care Providers & Services	L+8.25% (11.05%), 11/25/2021	17,750	17,578	17,750	1.2%
PSKW, LLC (c)	Health Care Providers & Services	L+8.25% (11.05%), 11/25/2021	1,972	1,944	1,972	0.1%
PSKW, LLC (c)	Health Care Providers & Services	L+8.25% (11.05%), 11/25/2021	1,930	1,914	1,930	0.1%
PT Network, LLC (c) (f)	Health Care	P+4.50% (10.00%), 11/30/2021	658	658	609	0.0%
PT Network, LLC (c) (i)	Health Care	L+5.50% (7.93%), 11/30/2021	16,679	16,582	15,448	1.0%
Questex, Inc. (c) (f)	Media Entertainment	L+6.25% (9.02%), 9/7/2024	431	431	423	0.0%
Questex, Inc. (c) (i)	Media Entertainment	L+6.25% (9.02%), 9/7/2024	16,151	15,845	15,858	1.1%
Quorum Health Corporation (j)	Health Care	L+6.75% (9.27%), 4/29/2022	5,212	5,282	5,149	0.4%
Regionalcare Hospital Prtnrs (a) (j)	Health Care	L+4.50% (7.13%), 11/16/2025	20,000	19,618	18,925	1.3%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Resco Products, Inc. (c)	Metals & Mining	L+4.50% (7.02%), 3/7/2020	$10,000	$10,000	$9,850	0.7%
RR Donnelley & Sons Co (a) (j)	Publishing	L+5.00% (7.51%), 1/15/2024	10,000	9,925	9,775	0.7%
Schenectady International Group (j)	Chemicals	L+4.75% (7.19%), 10/15/2025	19,791	19,283	18,999	1.3%
SCUF Gaming, Inc. (c)	Gaming/Lodging	L+9.50% (12.01%), 12/1/2021	5,434	4,483	4,619	0.3%
SCUF Gaming, Inc. (c)	Gaming/Lodging	L+9.50% (12.01%), 3/1/2019	335	335	285	0.0%
Skillsoft Corp. (j)	Technology	L+4.75% (7.27%), 4/28/2021	24,779	23,349	19,968	1.3%
Squan Holding Corp. (c) (l)	Diversified Telecommunication Services	L+7.00% (9.40%), 10/10/2019	16,804	15,718	12,099	0.8%
SSH Group Holdings, Inc. (j)	Consumer Products	L+4.25% (6.77%), 7/30/2025	6,043	6,029	5,786	0.4%
Steel City Media (c)	Media	P+3.50% (9.00%), 3/29/2020	37,956	37,956	37,576	2.5%
Subcom (j)	Telecom	L+6.00% (8.35%), 11/2/2025	10,020	9,922	9,607	0.7%
Subsea Global Solutions, LLC (c) (f)	Business Services	L+7.00% (9.78%), 3/28/2023	215	215	208	0.0%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (9.80%), 3/28/2023	8,411	8,269	8,137	0.6%
Sutherland Global	Business Services	L+5.38% (8.18%), 4/23/2021	488	460	458	0.0%
Sutherland Global	Business Services	L+5.38% (8.18%), 4/23/2021	2,097	1,976	1,966	0.1%
Tax Defense Network, LLC (c) (l) (p) (t)	Diversified Consumer Services	L+6.00% (10.00%), 4/30/2020	33,028	26,218	7,927	0.5%
Tillamook Country Smoker, LLC (c)	Food Products	L+5.75% (8.57%), 5/19/2022	3,235	3,235	3,154	0.2%
Tillamook Country Smoker, LLC (c) (i)	Food Products	L+5.75% (8.40%), 5/19/2022	10,193	10,089	9,942	0.7%
Trademark Global LLC (c)	Consumer Products	L+5.50% (8.02%), 10/1/2022	2,188	2,187	2,171	0.1%
Transperfect Global, Inc. (c) (i)	Business Services	L+6.75% (9.25%), 5/7/2024	6,808	6,686	6,709	0.5%
Traverse Midstream Partners, LLC (j)	Energy Equipment & Services	L+4.00% (6.60%), 9/27/2024	6,352	6,326	6,082	0.4%
Trilogy International Partners, LLC (a)	Diversified Telecommunication Services	8.88%, 5/1/2022	14,875	14,822	14,257	1.0%
TwentyEighty, Inc. (c) (l) (p)	Media	8.00%, 3/31/2020	6,553	5,460	6,422	0.4%
TwentyEighty, Inc. (c) (l) (p)	Media	L+8.00% (10.80%), 3/31/2020	304	274	300	0.0%
TwentyEighty, Inc. (c) (f) (l) (p)	Media	8.75%, 3/31/2020	6,283	5,289	6,158	0.4%
US Salt, LLC (c)	Food Products	L+4.75% (7.27%), 12/1/2023	1,244	1,244	1,244	0.1%
US Salt, LLC (c) (i)	Food Products	L+4.75% (7.27%), 12/1/2023	5,150	5,107	5,150	0.3%
USF S&H Holdco, LLC (c) (f)	Hotels, Restaurants & Leisure	L+5.75% (8.17%), 3/16/2023	485	485	478	0.0%
USF S&H Holdco, LLC (c) (i)	Hotels, Restaurants & Leisure	L+5.75% (8.54%), 3/19/2024	24,245	23,929	23,896	1.6%
Veritas US, Inc.	Technology	10.50%, 2/1/2024	7,289	7,144	4,701	0.3%
Veritas US Inc. (j)	Technology	L+4.50% (7.30%), 1/27/2023	7,550	7,568	6,412	0.4%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Vertex Aerospace Services (i)	Industrials	L+4.75% (7.27%), 6/16/2025	$8,815	$8,774	$8,705	0.6%
Von Drehle Corporation (c) (i) (l)	Life Sciences Tools & Services	L+11.50% (14.30%), 3/6/2023	26,176	25,855	23,373	1.6%
Vyaire Medical, Inc. (c) (j)	Health Care	L+4.75% (7.14%), 4/16/2025	8,940	8,616	8,270	0.6%
WMK, LLC (c) (f) (i)	Travel Services	L+5.75% (8.29%), 9/5/2025	20,609	20,216	20,210	1.4%
Xplornet Communications, Inc. (a) (j)	Diversified Telecommunication Services	L+4.00% (6.80%), 9/9/2021	12,996	12,939	12,833	0.9%
YummyEarth Inc. (c)	Food & Beverage	L+8.50% (11.31%), 8/1/2023	2,626	1,917	2,626	0.2%
YummyEarth Inc. (c)	Food & Beverage	L+8.50% (11.31%), 8/1/2023	4,150	3,029	2,075	0.1%
Sub Total Senior Secured First Lien Debt				$1,712,904	$1,594,063	106.8%

Senior Secured Second Lien Debt - 18.5% (b)
Anchor Glass Container Corporation (c)	Containers & Packaging	L+7.75% (10.22%), 12/7/2024	$20,000	$19,845	$11,600	0.8%
Astro AB Merger Sub, Inc. (a) (c)	Diversified Financial Services	L+7.50% (10.03%), 4/30/2023	7,758	7,758	7,758	0.5%
Avatar Purchaser, Inc. (c) (j)	Business Services	L+7.50% (10.16%), 11/17/2025	11,716	11,414	11,229	0.8%
Baker Hill Acquisition, LLC (c)	Technology	L+11.00% (13.40%), 3/1/2021	3,017	1,508	1,500	0.1%
Baker Hill Acquisition, LLC (c)	Technology	L+11.00% (13.40%), 3/1/2021	447	391	447	0.0%
Boston Market Corporation (c)	Hotels, Restaurants & Leisure	L+8.25% (10.96%), 1/16/2021	23,851	23,828	19,916	1.3%
BrandMuscle Holdings Inc. (c)	Internet Software & Services	L+8.50% (10.90%), 6/1/2022	24,500	24,241	24,010	1.6%
Cafe Enterprises, Inc. (c) (t)	Restaurants	14.00%, 3/31/2019	475	—	—	—%
Carlisle FoodService Products, Incorporated (c)	Food Products	L+7.75% (10.26%), 3/20/2026	10,719	10,526	10,515	0.7%
CDS U.S. Intermediate Holdings, Inc. (a) (c)	Hotels, Restaurants & Leisure	L+8.25% (11.05%), 7/8/2023	7,927	7,830	6,983	0.5%
Constellis Holdings, LLC (c)	Business Services	L+9.00% (11.52%), 4/21/2025	1,117	1,117	1,061	0.1%
Dentalcorp Perfect Smile ULC (a) (c)	Health Care	L+7.50% (10.02%), 6/1/2026	8,111	8,035	8,030	0.5%
Dentalcorp Perfect Smile ULC (a) (c) (f)	Health Care	L+7.50% (10.02%), 6/1/2026	1,156	1,145	1,144	0.1%
Dimora Brands, Inc. (c)	Consumer Products	L+8.50% (11.02%), 8/25/2025	4,470	4,469	4,470	0.3%
Edelman Financial Services LLC (a) (j)	Financial Services	L+6.75% (9.19%), 7/20/2026	6,764	6,732	6,426	0.4%
Epic Health Services, Inc. (c) (f) (j)	Health Care Providers & Services	L+8.00% (10.52%), 3/17/2025	15,000	14,824	14,321	1.0%
Frank Entertainment Group, LLC (c) (p) (t)	Media Entertainment	10.00%, 6/30/2019	724	—	—	—%
Hyland Software Inc	Food Products	L+7.00% (9.52%), 7/7/2025	5,837	5,874	5,728	0.4%
ICP Industrial, Inc. (c)	Chemicals	L+8.25% (10.68%), 5/3/2024	5,588	5,587	5,504	0.4%
IDERA, Inc. (c)	Technology	L+4.50% (7.03%), 6/1/2025	1,788	1,788	1,788	0.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
KidKraft, Inc. (c) (l)	Consumer Products	12.00%, 3/30/2022		$6,309	$6,228	$6,215	0.4%
MLN US Holdco LLC (a)	Technology	L+8.75% (11.27%), 11/30/2026		3,000	2,941	2,918	0.2%
Navicure, Inc. (c)	Health Care	L+7.50% (10.02%), 10/31/2025		1,341	1,341	1,321	0.1%
Northstar Financial Services Group, LLC (c)	Media Entertainment	L+7.50% (10.12%), 5/25/2026		3,381	3,365	3,381	0.2%
Oxbow Carbon LLC (c)	Food Products	L+7.50% (10.02%), 1/4/2024		1,395	1,430	1,409	0.1%
PetVet Care Centers, LLC (c)	Business Services	L+6.25% (8.75%), 2/13/2026		3,539	3,523	3,449	0.2%
PI US Holdco III Limited (a) (c)	Consumer Finance	L+7.25% (9.77%), 12/20/2025		6,696	6,637	6,661	0.5%
ProAmpac, LLC (c)	Paper & Packaging	L+8.50% (11.14%), 11/18/2024		3,352	3,351	3,352	0.2%
Recess Holdings, Inc. (c)	Hotels, Restaurants & Leisure	L+7.75% (10.55%), 9/29/2025		15,008	14,812	14,783	1.0%
Renaissance Holding Corp (j)	Education	L+7.00% (9.50%), 5/29/2026		8,456	8,298	7,751	0.5%
River Cree Entertainment (a) (c) (z)	Gaming/Lodging	10.00%, 5/17/2025		21,275	16,399	15,367	1.0%
SCA Pharmaceuticals, LLC (c)	Health Care	L+9.00% (11.80%), 12/16/2020		2,235	2,152	2,051	0.1%
SSH Group Holdings, Inc. (c) (j)	Consumer Products	L+8.25% (10.77%), 7/30/2026		10,122	10,026	10,021	0.7%
St. Croix Hospice Acquisition Corp. (c)	Health Care	L+8.75% (11.27%), 3/1/2024		2,056	1,965	2,056	0.1%
TierPoint, LLC (c)	Technology	L+7.25% (9.77%), 5/5/2025		5,334	5,292	5,227	0.4%
Travelpro Products, Inc. (a) (c) (l)	Retail	13.00%, 11/1/2022		2,357	2,356	2,357	0.2%
Travelpro Products, Inc. (a) (c) (l) (z)	Retail	13.00%, 11/1/2022	CAD	2,731	2,088	2,003	0.1%
U.S. Auto (c)	Diversified Consumer Services	L+10.50% (12.85%), 6/8/2020		30,000	29,849	29,850	2.0%
US Salt, LLC (c)	Food Products	L+8.75% (11.14%), 12/1/2024		12,872	12,709	12,872	0.9%
Sub Total Senior Secured Second Lien Debt					$291,674	$275,474	18.5%

Subordinated Debt - 9.3% (b)
AHP Health Partners, Inc.	Health Care	9.75%, 7/15/2026		$6,589	$6,503	$6,725	0.4%
BMC Software Finance, Inc.	Technology	9.75%, 9/1/2026		5,000	4,691	4,575	0.3%
Cafe Enterprises, Inc. (c) (t)	Restaurants	14.00%, 9/30/2019		3,681	—	—	—%
Capital Contractors, Inc. (c) (t)	Business Services	16.00%, 6/30/2020		2,200	—	—	—%
Captek Softgel International, Inc. (c) (l)	Health Care	11.50%, 1/1/2023		6,992	6,991	6,625	0.4%
Community Intervention Services, Inc. (c) (l) (t)	Health Care	13.00%, 1/31/2021		5,335	—	—	—%
Del Real, LLC (c)	Consumer Products	11.00%, 4/1/2023		3,129	2,958	2,926	0.2%
Dyno Acquiror, Inc. (c) (l)	Business Services	12.00%, 2/1/2020		1,058	1,058	1,058	0.1%
Frontier Communications (a)	Diversified Telecommunication Services	8.50%, 4/15/2020		10,000	9,490	8,888	0.6%
Frontstreet Facility Solutions, Inc. (c) (p)	Telecom	13.00%, 3/1/2021		1,891	227	189	0.0%
HemaSource, Inc. (c) (ac)	Health Care	11.00%, 1/1/2024		2,235	2,131	2,168	0.1%
Hc2 Holdings Inc	Industrials	11.50%, 12/1/2021		10,796	10,666	10,067	0.7%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
HTC Borrower, LLC (c) (l)	Technology	13.00%, 9/1/2020	$5,633	$5,409	$5,604	0.4%
Iridium Communications, Inc.	Diversified Telecommunication Services	10.25%, 4/15/2023	3,536	3,536	3,753	0.3%
Park Ave RE Holdings, LLC (c) (d) (l) (o)	Real Estate Management & Development	13.00%, 12/31/2021	37,192	37,192	37,192	2.5%
PCX Aerostructures, LLC (c) (l)	Industrials	6.00%, 8/9/2021	7,414	5,601	5,560	0.4%
RMP Group, Inc. (c) (l)	Financials	11.50%, 9/1/2022	2,277	2,195	2,254	0.2%
Steel City Media (c) (l) (t)	Media	16.00%, 3/30/2020	24,490	24,309	20,082	1.3%
Trademark Global LLC (c)	Consumer Products	11.25%, 4/1/2023	3,308	3,310	3,241	0.2%
Vantage Mobility International, LLC (c)	Automotive	L+7.75% (10.28%), 9/1/2021	6,863	5,853	5,696	0.4%
Xplornet Communications, Inc. (a) (l)	Diversified Telecommunication Services	9.63%, 6/1/2022	11,683	11,683	11,566	0.8%
Sub Total Subordinated Debt				$143,803	$138,169	9.3%

Collateralized Securities - 8.5% (b)
Collateralized Securities - Debt Investment
Figueroa - Class F Notes (a) (c) (p)	Diversified Investment Vehicles	12.79%, 1/15/2027	$8,000	$8,000	$7,508	0.5%
NewStar Arlington Senior Loan Program LLC Class FR Notes (a) (c) (p)	Diversified Investment Vehicles	13.77%, 4/25/2031	4,750	4,532	4,425	0.3%
NewStar Exeter Fund CLO - Debt (a) (c) (p)	Diversified Investment Vehicles	10.26%, 1/20/2027	10,728	9,424	8,580	0.6%
WhiteHorse VIII, Ltd. CLO - Debt (a) (c) (p)	Diversified Investment Vehicles	7.29%, 5/1/2026	8,000	7,673	7,269	0.5%
Collateralized Securities - Equity Investment (n)
B&M CLO 2014-1, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 4/16/2026	$40,250	$10,524	$6,029	0.4%
CVP Cascade CLO, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 1/16/2026	31,000	974	1,166	0.1%
Figueroa CLO 2014-1, LTD. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 1/15/2027	35,057	11,568	7,468	0.5%
MidOcean Credit CLO II, LLC Income Notes (a) (c) (p) (v)	Diversified Investment Vehicles	12.07%, 1/29/2025	37,600	20,445	16,534	1.1%
MidOcean Credit CLO III, LLC Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	14.97%, 7/21/2026	43,300	16,915	14,651	1.0%
MidOcean Credit CLO IV, LLC Income Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 4/15/2027	21,500	12,105	8,595	0.6%
NewStar Arlington Senior Loan Program LLC Class FR Notes (a) (c) (p) (v)	Diversified Investment Vehicles	17.51%, 7/25/2025	31,603	19,799	24,788	1.6%
NewStar Exeter Fund CLO - Equity (a) (c) (p) (v)	Diversified Investment Vehicles	12.31%, 1/19/2027	31,575	10,329	11,895	0.8%
OFSI Fund VI, Ltd. Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 3/20/2025	38,000	10,003	3,008	0.2%
CVP Cascade CLO-1, LTD. - Side Letter (a) (c) (s)	Diversified Investment Vehicles		3,243	535	68	0.0%
CVP Cascade CLO-2, LTD. - Side Letter (a) (c) (s)	Diversified Investment Vehicles		3,755	1,022	274	0.0%
Figueroa CLO 22014-1A. - Side Letter (a) (c) (s)	Diversified Investment Vehicles		2,986	1,244	483	0.1%
OFSI Fund VI, Ltd. - Side Letter (a) (c) (s)	Diversified Investment Vehicles		1,970	501	199	0.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
WhiteHorse VIII, Ltd. 2014-1A Note (a) (c) (s)	Diversified Investment Vehicles		$1,886	$477	$297	0.0%
WhiteHorse VIII, Ltd. CLO Subordinated Notes (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 5/1/2026	36,000	8,860	3,975	0.2%
Sub Total Collateralized Securities				$154,930	$127,212	8.5%

Equity/Other - 13.3% (b) (ad)
Aden & Anais Holdings, Inc (c) (e) (ac)	Retail		4,470	$—	$—	—%
Answers Corporation - Common Equity (c) (e) (p)	Technology		908,911	11,361	1,909	0.1%
Avaya Holdings Corp. (a) (e) (aa)	Communications Equipment		207,310	3,292	3,018	0.2%
Baker Hill Acquisition, LLC (c) (e)	Technology		22,653	—	—	—%
Cafe Enterprises, Inc. (c) (e)	Restaurants		2,235	—	—	—%
California Resources Development JV, LLC - Preferred Equity (a) (c) (o) (u)	Metals & Mining	9.00%	38,858,603	28,402	28,973	2.0%
Capital Contractors, Inc. (c) (e)	Business Services		45	—	—	—%
Capital Contractors, Inc. (c) (e)	Business Services		4,470	—	—	—%
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (c) (e) (o) (u)	Food Products		6,023	1,630	—	—%
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (c) (e) (o) (u)	Food Products		24,656	—	—	—%
Captek Softgel International, Inc. (c) (e) (ac)	Health Care		8,498	942	712	0.1%
Centerfield Media Holding Company (c) (e)	Business Services		112	245	263	0.0%
CRS-SPV, Inc. (c) (e)	Business Services		246	2,219	2,221	0.2%
CWS Holding Company, LLC (c) (e)	Building Materials		335,255	—	—	—%
Danish CRJ LTD. - Common Equity (a) (c) (e) (p) (r)	Aerospace & Defense		5,002	—	—	—%
Data Source Holdings, LLC (c) (e)	Media/Entertainment		10,617	140	124	0.0%
Del Real, LLC (c) (e) (u)	Consumer Products		670,510	382	297	0.0%
Dyno Acquiror, Inc. (c) (e)	Business Services		134,102	58	64	0.0%
Frank Entertainment Group, LLC (c) (e) (p) (u)	Media Entertainment		135,566	—	—	—%
Frank Entertainment Group, LLC (c) (e) (p) (u)	Media Entertainment		625,810	—	—	—%
Frank Entertainment Group, LLC (c) (e) (p) (u)	Media Entertainment		625,810	—	—	—%
Frontstreet Facility Solutions, Inc. (c) (e) (p)	Telecom		24,114	—	—	—%
HemaSource, Inc. (c) (e) (ac)	Health Care		223,503	168	185	0.0%
ICP Industrial, Inc. (c) (e)	Chemicals		288	279	301	0.0%
Integrated Efficiency Solutions, Inc. (c) (e)	Energy		53,215	56	67	0.0%
Integrated Efficiency Solutions, Inc. (c) (e)	Energy		2,975	3	3	0.0%
Kahala Ireland OpCo Designated Activity Company - Common Equity (a) (c) (e) (h) (o)	Aerospace & Defense		—	—	20,329	1.4%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (a) (c) (e) (h) (o)	Aerospace & Defense		3,250,000	$2,831	$3,250	0.2%
Kahala US OpCo LLC - Class A Preferred Units (a) (c) (e) (k) (o)	Aerospace & Defense	13.00%	4,413,472	—	—	—%
K-Square Restaurant Partners, LP (c) (e) (ac)	Food & Beverage		447	175	16	0.0%
Lakeview Health Holdings, Inc. (c) (e)	Health Care		447	—	—	—%
MIC Holding LLC (c) (e)	Business Services		1,470	3,686	3,947	0.3%
MIC Holding LLC (c) (e)	Business Services		30,000	4,916	4,798	0.3%
Micross Solutions LLC (c) (e)	Technology		442,430	223	310	0.0%
Mood Media Corporation - Warrants (c) (e)	Business Services		121,021	27	11	0.0%
Motor Vehicle Software Corporation (c) (e) (ab)	Technology		223,503	318	260	0.0%
New Star Metals Inc. - Warrants (c) (e)	Business Services	Expire 12/22/2036	100,216	151	702	0.0%
NexSteppe Inc. - Series C Preferred Stock Warrant (c) (e) (o)	Chemicals		237,240	737	—	—%
NMFC Senior Loan Program I, LLC (a) (o)	Diversified Investment Vehicles		50,000	50,000	50,573	3.4%
Nomacorc, LLC (c) (e) (u) (ab)	Consumer Products		356,816	56	68	0.0%
Park Ave RE Holdings, LLC - Common Shares (c) (e) (o) (w)	Real Estate Management & Development		1,000	102	15,578	1.0%
Park Ave RE Holdings, LLC - Preferred Shares (c) (e) (o) (w)	Real Estate Management & Development	8.00%	47,290	23,645	23,645	1.6%
Passport Food Group, LLC (c) (e) (ac)	Food & Beverage		4,470	—	—	—%
PCX Aerostructures, LLC (c) (e)	Industrials		27,250	—	—	—%
PCX Aerostructures, LLC (c) (e)	Industrials		1,356	—	—	—%
PCX Aerostructures, LLC (c) (e)	Industrials		315	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (f) (g) (p)	Diversified Investment Vehicles		8,436	8,436	8,705	0.6%
RMP Group, Inc. (c) (e) (u)	Financials		223	164	191	0.0%
RockYou, Inc. (c) (e)	Advertising		15,105	—	—	—%
Schweiger Dermatology Group, LLC (c) (e) (u)	Health Care		265,024	—	—	—%
SCUF Gaming, Inc. (c) (e)	Gaming/Lodging		6,060	21	49	0.0%
Smile Brands, Inc. (c) (e)	Health Care		669	747	658	0.0%
Squan Holding Corp. - Class A Common Stock (c) (e) (p)	Diversified Telecommunication Services		180,835	—	—	—%
Squan Holding Corp. - Series A Preferred Stock (c) (e) (p)	Diversified Telecommunication Services		8,962	—	—	—%
St. Croix Hospice Acquisition Corp. (c) (e)	Health Care		112	—	—	—%
St. Croix Hospice Acquisition Corp. (c) (e)	Health Care		112	64	100	0.0%
SYNACOR INC (e) (aa)	Technology		59,785	—	88	0.0%
Tax Advisors Group, LLC (c) (e) (u)	Financials		86	609	638	0.0%
Tax Defense Network, LLC (c) (e)	Diversified Consumer Services		351,944	—	—	—%
Tax Defense Network, LLC - Common Equity (c) (e)	Diversified Consumer Services		147,099	425	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
TCG BDC, Inc. - Common Stock (fka Carlyle GMS Finance, Inc.) (a)	Diversified Investment Vehicles		226	$4,336	$2,733	0.2%
Team Waste, LLC (c) (e) (u)	Industrials		111,752	2,235	2,235	0.2%
Tennenbaum Waterman Fund, L.P. (a) (c) (e) (p)	Diversified Investment Vehicles		10,000	10,000	10,137	0.7%
THL Credit Greenway Fund II LLC (a) (p)	Diversified Investment Vehicles		8,339	8,339	7,435	0.5%
Travelpro Products, Inc. (a)	Retail		447,007	506	541	0.0%
TwentyEighty, Inc. - Class A Common Equity (c)	Media		54,586	—	—	—%
TZ Holdings, Inc. - Preferred Shares (fka Zimbra, Inc.) (c) (e)	Software	Expire 10/25/2023	1,000,000	10	179	0.0%
U.S. Auto - Series A Common Units (c) (e) (u)	Diversified Consumer Services		10,000	10	—	—%
U.S. Auto - Series A Preferred Units (c) (e) (u)	Diversified Consumer Services		490	490	571	0.0%
U.S. Auto - Series C Preferred Equity Units (c) (e) (u)	Diversified Consumer Services		56	56	111	0.0%
United Biologics, LLC (c) (e) (u)	Health Care		39,769	132	18	0.0%
United Biologics, LLC (c) (e) (u)	Health Care		3,155	—	—	—%
United Biologics, LLC (c) (e) (u)	Health Care		4,206	31	15	0.0%
United Biologics, LLC (c) (e) (u)	Health Care		99,236	—	—	—%
United Biologics, LLC (c) (e) (u)	Health Care		223	35	9	0.0%
Vantage Mobility International, LLC (c) (e)	Automotive		391,131	—	—	—%
Women's Marketing, Inc. (c) (e)	Media Entertainment		3,643	—	—	—%
Women's Marketing, Inc. (c) (e)	Media Entertainment		2,235	—	—	—%
World Business Lenders, LLC - Preferred Stock (c) (e) (p)	Consumer Finance		922,669	3,750	3,759	0.3%
WSO Holdings, LP (c) (e)	Food & Beverage		698	279	—	—%
Wythe Will Tzetzo, LLC (c) (e) (u)	Food & Beverage		22,312	302	—	—%
YummyEarth Inc. (c) (e)	Food & Beverage		223	—	—	—%
Sub Total Equity/Other				$177,021	$199,796	13.3%

TOTAL INVESTMENTS - 156.4% (b)				$2,480,332	$2,334,714	156.4%
Forward foreign currency contracts:

Counterparty	Contract to Deliver	In Exchange For	Maturity Date	Unrealized Appreciation/(Depreciation)
Goldman Sachs International	CAD 21,275	$16,597	1/7/2019	$993
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

(d)	As of the date of election, the portfolio company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be payment-

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

in-kind (“PIK”).

(e)	Non-income producing at December 31, 2018.

(f)	The Company has various unfunded commitments to portfolio companies. The remaining amount of these unfunded commitments as of December 31, 2018 are comprised of the following:
December 31, 2018

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
AccentCare, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	$4,301	$948
AMI Entertainment Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,234	1,234
Capstone Nutrition (fka Integrity Nutraceuticals)	Senior Secured First Lien Debt	Delayed draw term loan	5,089	1,804
CCW, LLC	Senior Secured First Lien Debt	Revolver term loan	3,000	1,700
CDHA Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	7,583	7,583
CDHA Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,264	834
Cold Spring Brewing Company	Senior Secured First Lien Debt	Revolver term loan	238	238
Corfin Industries LLC	Senior Secured First Lien Debt	Revolver term loan	956	382
Dentalcorp Perfect Smile ULC	Senior Secured Second Lien Debt	Delayed draw term loan	2,028	872
Deva Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	559	559
DLC Acquisition, LLC	Senior Secured First Lien Debt	Revolver term loan	694	694
Epic Health Services, Inc	Senior Secured Second Lien Debt	Delayed draw term loan	1,373	1,373
Florida Foods Products, LLC	Senior Secured First Lien Debt	Revolver term loan	1,647	626
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver term loan	2,753	2,642
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,731	710
Integral Ad Science, INC.	Senior Secured First Lien Debt	Revolver term loan	1,085	1,085
Lakeview Health Holdings	Senior Secured First Lien Debt	Revolver term loan	310	310
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	547	547
MMM Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,761	1,761
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Equity	10,764	538
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,316	658
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	2,153
Subsea Global Solutions, LLC	Senior Secured First Lien Debt	Revolver term loan	963	748
TwentyEighty, Inc.	Senior Secured First Lien Debt	Revolver term loan	443	443
USF S&H Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	1,616	1,131
WMK, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,618	2,618
WMK, LLC	Senior Secured First Lien Debt	Revolver term loan	2,618	2,618
Total			$62,075	$36,809

(g)	The investment is subject to a three year lock-up restriction on withdrawals. The lock-up expires on March 31, 2019.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

(l)	For the year ended December 31, 2018, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind (“PIK”):
December 31, 2018

Portfolio Company	Investment Type	Cash	PIK	All-in Rate	PIK Earned for the year ended December 31, 2018
Capstone Nutrition (fka Integrity Nutraceuticals)	Senior Secured First Lien Debt	—%	15.03%	15.03%	$—
Capstone Nutrition (fka Integrity Nutraceuticals)	Senior Secured First Lien Debt	—%	15.03%	15.03%	—
Capstone Nutrition (fka Integrity Nutraceuticals)	Senior Secured First Lien Debt	—%	15.03%	15.03%	—
DLC Acquisition, LLC	Senior Secured First Lien Debt	10.00%	2.00%	12.00%	29
Greenwave Holdings, Inc. (s)	Senior Secured First Lien Debt	10.00%	3.00%	13.00%	271
Integral Ad Science, INC.	Senior Secured First Lien Debt	7.28%	1.25%	8.53%	81
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	12.05%	—%	12.05%	—
Kahala Ireland OpCo Designated Activity Company	Senior Secured First Lien Debt	13.00%	—%	13.00%	—
Lightsquared LP	Senior Secured First Lien Debt	—%	11.52%	11.52%	1,291
Mood Media Corporation	Senior Secured First Lien Debt	10.05%	—%	10.05%	103
NexSteppe Inc.	Senior Secured First Lien Debt	—%	12.00%	12.00%	—
NexSteppe Inc.	Senior Secured First Lien Debt	—%	12.00%	12.00%	—
Pure Barre, LLC (s)	Senior Secured First Lien Debt	—%	9.08%	9.08%	162
Pure Barre, LLC (s)	Senior Secured First Lien Debt	7.99%	1.25%	9.24%	3
Squan Holding Corp.	Senior Secured First Lien Debt	8.40%	1.00%	9.40%	163
Tax Defense Network, LLC	Senior Secured First Lien Debt	—%	10.00%	10.00%	—
TwentyEighty, Inc.	Senior Secured First Lien Debt	10.80%	—%	10.80%	12
TwentyEighty, Inc.	Senior Secured First Lien Debt	4.00%	4.00%	8.00%	262
TwentyEighty, Inc.	Senior Secured First Lien Debt	—%	8.75%	8.75%	531
United Central Industrial Supply Company, LLC (s)	Senior Secured First Lien Debt	9.35%	—%	9.35%	85
Von Drehle Corporation	Senior Secured First Lien Debt	14.03%	—%	14.03%	131
KidKraft, Inc.	Senior Secured Second Lien Debt	11.00%	1.00%	12.00%	26
Travelpro Products, Inc.	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%	7
Travelpro Products, Inc.	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%	20
Captek Softgel International, Inc.	Subordinated Debt	10.00%	1.50%	11.50%	45
Community Intervention Services, Inc.	Subordinated Debt	—%	13.00%	13.00%	—
Dyno Acquiror, Inc.	Subordinated Debt	10.50%	1.50%	12.00%	7
Frozen Specialties, Inc. (s)	Subordinated Debt	10.00%	4.00%	14.00%	22
HTC Borrower, LLC	Subordinated Debt	10.00%	3.00%	13.00%	71
Orchid Underwriters Agency, LLC (s)	Subordinated Debt	—%	11.50%	11.50%	1
Orchid Underwriters Agency, LLC (s)	Subordinated Debt	—%	13.50%	13.50%	5
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%	—
PCX Aerostructures, LLC	Subordinated Debt	—%	6.00%	6.00%	170
RMP Group, Inc.	Subordinated Debt	10.50%	1.00%	11.50%	10
Rotolo Consultants, Inc. (s)	Subordinated Debt	11.00%	3.00%	14.00%	13
Smile Brands, Inc. (s)	Subordinated Debt	10.00%	2.00%	12.00%	17
Steel City Media	Subordinated Debt	9.00%	7.00%	16.00%	829
Xplornet Communications, Inc.	Subordinated Debt	8.63%	1.00%	9.63%	1,149
Total					$5,516

(m)	The Company's investment or a portion thereof is pledged as collateral under the UBS Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

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

(q)	Unless otherwise indicated, all investments in the schedule of investments are non-affiliated, non-controlled investments.

(r)	The Company's investment is held through the Consolidated Holding Company, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.

(s)	Investment sold during the year ended December 31, 2018.

(t)	The investment is on non-accrual status as of December 31, 2018.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

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

(ad)	All amounts are in thousands except share amounts.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

Energy	$3,830	0.2%
Paper & Packaging	3,352	0.1%
Utilities	2,322	0.1%
Media/Entertainment	124	—%
Total	$2,334,714	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
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
The Company accounted for the Triangle Transaction under the accounting and reporting guidance within Accounting Standards Codification ("ASC") Topic 805, Business Combinations (“ASC 805”). The Company concluded that the Triangle Transaction should be accounted for as an asset acquisition and no further considerations or disclosures required for a business combination under ASC 805 are warranted.
On February 1, 2019, Franklin Templeton acquired BSP, including BSP’s 100% ownership interest in our Adviser (the “FT Transaction”). All investment professionals currently managing the Company and its investments, and all members of the BSP’s Investment Committee are expected to maintain their current responsibilities after the FT Transaction.
During the six months ended June 30, 2019, the Company invested approximately $522.1 million to portfolio companies to contribute to the support of their business objectives of which some were contractually obligated. See Note 7 - Commitments and Contingencies. As of June 30, 2019, the Company held investments in loans it made to investee companies with aggregate principal amounts of $2,375.1 million. The details of such investments have been disclosed on the consolidated schedule of investments as well as in Note 3 - Fair Value of Financial Instruments. In addition to providing loans to investee companies, from time to time the Company may assist investee companies in securing financing from other sources by introducing such investee companies to sponsors or other lending institutions.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
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
On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. As of June 30, 2019, the Company had issued 213.7 million shares of common stock for gross proceeds of $2.2 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of June 30, 2019, the Company had repurchased a cumulative 23.4 million shares of common stock through its share repurchase program for payments of $204.5 million.
The Company intends to co-invest, subject to the conditions included in the exemptive order the Company received from the Securities and Exchange Commission ("SEC"), with certain of its affiliates. The Company believes that such co-investments may afford it additional investment opportunities and an ability to achieve greater diversification.
As a BDC, the Company is generally required to invest at least 70% of its total assets primarily in securities of private and certain U.S. public companies (other than certain financial institutions), cash, cash equivalents and U.S. Government securities and other high-quality debt investments that mature in one year or less.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary of the fair presentation of the Company’s results of operations and financial condition for the periods presented. The Company is an investment company and follows accounting and reporting guidance in ASC Topic 946 - Financial Services - Investment Companies ("ASC 946").
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
For the period ended June 30, 2019
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
Consolidation
As provided under ASC 946, the Company will generally not consolidate its investment in a company other than a substantially or wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's substantially wholly-owned subsidiaries in its consolidated financial statements.
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
For the period ended June 30, 2019
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
Investment Classification
The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, any person “who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Typically, any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company.” Consistent with the 1940 Act, “Affiliated Investments” are defined as those investments in companies in which the Company owns 5% or more of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments.
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
Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. For the periods ended June 30, 2019, and December 31, 2018 the Company did not incur any offering costs.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
(Unaudited)

Distributions
The Company’s board of directors has authorized, and has declared, cash distributions payable on a monthly basis to stockholders of record on each day since it commenced operations. From November 2013 until July 2017, the distribution rate has been $0.002378082 per day, which is equivalent to $0.868 per annum, per share of common stock, except for 2016 where the daily distribution rate was $0.002371585 per day to accurately reflect 2016 being a leap year. In July 2017, the board of directors reduced the distribution rate with respect to the Company's cash distributions to $0.00178082 per day, which is equivalent to $0.65 annually, per share of common stock.
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
For the period ended June 30, 2019
(Unaudited)

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
Note 3 — Fair Value of Financial Instruments
The Company’s fair value measurements are classified into a fair value hierarchy in accordance with ASC Topic 820, Fair Value Measurement, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
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
For the period ended June 30, 2019
(Unaudited)

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
For investments for which Level 1 inputs, such as quoted prices, were not available at June 30, 2019, the investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at June 30, 2019 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the period ended June 30, 2019
(Unaudited)

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
For discussion of the fair value measurement of the Company's foreign currency contracts, refer to Note 6 - Derivatives.
The following table presents fair value measurements of investments, by major class, as of June 30, 2019, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$711,483	$979,657	$—	$1,691,140
Senior Secured Second Lien Debt	—	52,819	273,154	—	325,973
Subordinated Debt	—	24,754	95,371	—	120,125
Collateralized Securities	—	—	112,274	—	112,274
Equity/Other	2,575	—	204,010	72,457	279,042
Total	$2,575	$789,056	$1,664,466	$72,457	$2,528,554
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
The following table presents fair value measurements of investments, by major class, as of December 31, 2018, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$554,840	$1,039,223	$—	$1,594,063
Senior Secured Second Lien Debt	—	22,823	252,651	—	275,474
Subordinated Debt	—	45,574	92,595	—	138,169
Collateralized Securities	—	—	127,212	—	127,212
Equity/Other	3,106	2,733	117,107	76,850	199,796
Total	$3,106	$625,970	$1,628,788	$76,850	$2,334,714
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2019:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2018	$1,039,223	$252,651	$92,595	$127,212	$117,107	$1,628,788
Net change in unrealized appreciation (depreciation) on investments	(5,707)	(4,471)	4,013	8,583	31,872	34,290
Purchases and other adjustments to cost	151,163	82,263	21,256	5,961	55,503	316,146
Sales and redemptions	(138,280)	(46,072)	(33,451)	(30,026)	(1,717)	(249,546)
Net realized gain (loss)	310	284	(608)	544	1,245	1,775
Transfers in	13,715	2,918	11,566	—	—	28,199
Transfers out	(80,767)	(14,419)	—	—	—	(95,186)
Balance as of June 30, 2019	$979,657	$273,154	$95,371	$112,274	$204,010	$1,664,466
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(9,476)	$(4,306)	$(477)	$6,319	$33,163	$25,223
Purchases represent the acquisition of new investments at cost. Redemptions represent principal payments received during the period.
For the six months ended June 30, 2019, there were no transfers out of Level 1 to Level 2. For the six months ended June 30, 2019, investments in six companies were transferred out of Level 2 to Level 3 as the number of observable market quotes decreased. For the six months ended June 30, 2019, investments in eleven companies were transferred from Level 3 to Level 2 as the number of observable market quotes increased.
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2018:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2017	$1,242,983	$215,401	$61,089	$160,195	$103,738	$1,783,406
Net change in unrealized appreciation (depreciation) on investments	(1,768)	(15,159)	(1,404)	5,618	(5,362)	(18,075)
Purchases and other adjustments to cost	452,140	102,561	57,183	22,103	49,838	683,825
Sales and redemptions	(669,650)	(58,890)	(24,407)	(29,822)	(37,962)	(820,731)
Net realized gains (losses)	(3,876)	961	134	(30,882)	6,855	(26,808)
Transfers in	110,613	7,777	—	—	—	118,390
Transfers out	(91,219)	—	—	—	—	(91,219)
Balance as of December 31, 2018	$1,039,223	$252,651	$92,595	$127,212	$117,107	$1,628,788
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(18,535)	$(14,850)	$(1,763)	$859	$(2,169)	$(36,458)

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
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
The composition of the Company’s investments as of June 30, 2019, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,808,488	$1,691,140	66.9%
Senior Secured Second Lien Debt	345,974	325,973	12.9
Subordinated Debt	121,545	120,125	4.8
Collateralized Securities	131,407	112,274	4.4
Equity/Other	227,857	279,042	11.0
Total	$2,635,271	$2,528,554	100.0%
The composition of the Company’s investments as of December 31, 2018, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,712,904	$1,594,063	68.3%
Senior Secured Second Lien Debt	291,674	275,474	11.8
Subordinated Debt	143,803	138,169	5.9
Collateralized Securities	154,930	127,212	5.4
Equity/Other	177,021	199,796	8.6
Total	$2,480,332	$2,334,714	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
(Unaudited)

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of June 30, 2019. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$455,907	Discounted Cash Flow	Market Yield	6.82%	18.80%	9.70%
Senior Secured First Lien Debt (b)	$238,985	Yield Analysis	Market Yield	6.23%	37.25%	11.02%
Senior Secured First Lien Debt (b) (c)	$3,946	Waterfall Analysis	Revenue Multiple	0.3x	0.875x	0.59x
Senior Secured First Lien Debt (b)	$1,366	Waterfall Analysis	EBITDA Multiple	.375x	5.0x	0.60x
Senior Secured Second Lien Debt (d)	$116,745	Yield Analysis	Market Yield	9.47%	20.61%	11.18%
Senior Secured Second Lien Debt (d)	$81,237	Discounted Cash Flow	Market Yield	9.16%	13.94%	11.44%
Senior Secured Second Lien Debt (c) (d)	$13,199	Waterfall Analysis	EBITDA Multiple	5.0x	5.0x	5.0x
Senior Secured Second Lien Debt (d)	$2,031	Waterfall Analysis	Revenue Multiple	1.63x	1.63x	1.63x
Subordinated Debt (e)	$32,447	Yield Analysis	Market Yield	9.25%	16.10%	12.10%
Subordinated Debt (c ) (e)	$20,000	Waterfall Analysis	Tangible Net Asset Value Multiple	1.75x	1.75x	1.75x
Subordinated Debt (c ) (e)	$5,731	Waterfall	EBITDA Multiple	6.25x	6.25x	6.25x
Collateralized Securities (g)	$106,425	Discounted Cash Flow	Discount Rate	6.75%	40.00%	15.85%
Equity/Other (f)	$52,376	Waterfall Analysis	Discount Rate	15.00%	15.00%	15.00%
Equity/Other (f)	$39,227	Discounted Cash Flow	Market Yield	9.56%	9.56%	9.56%
Equity/Other (c) (f)	$35,806	Waterfall Analysis	Tangible Net Asset Value Multiple	1.75x	1.75x	1.75x
Equity/Other (f)	$15,255	Waterfall Analysis	EBITDA Multiple	4.5x	12.0x	6.45x
Equity/Other (f)	$751	Waterfall	TBV Multiple	1.5x	1.5x	1.5x
Equity/Other (f)	$46	Waterfall	Revenue Multiple	0.15x	0.15x	0.15x
______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)
The remaining $279.5 million of senior secured first lien debt consisted of $103.9 million which were valued based on their respective acquisition prices as the investments closed near year end, $96.0 million which were valued using a Scenario-Based analysis technique factoring in various unobservable inputs and $79.6 million were valued using the waterfall technique.

(c)	Weighted average not applicable as this asset category contains one investment.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
(Unaudited)

(d)
The remaining $59.9 million of senior secured second lien debt consisted of $46.1 million which was valued based on their respective acquisition prices as the investments closed near year end and $13.8 million which was valued using a Scenario-Based analysis technique factoring in various unobservable inputs.

(e)	The remaining $37.2 million of subordinated debt consisted of $37.2 million which was valued using other analysis technique.

(f)
The remaining $60.5 million of equity/other investments consisted of $40.1 million valued with other techniques and discount rate, $13.2 million which were valued based on their respective acquisition prices as the investments closed near year end, and $7.2 million were valued using the Current Method.

(g)	The remaining $5.9 million of collateralized securities consisted of $5.9 million which was valued based on their respective acquisition prices as the investments closed near year end.
There were no significant changes in valuation approach or technique as of June 30, 2019.
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
(Unaudited)

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2018. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$555,066	Discounted Cash Flow	Market Yield	6.98%	18.95%	10.42%
Senior Secured First Lien Debt (b)	$288,547	Yield Analysis	Market Yield	6.50%	19.43%	11.50%
Senior Secured First Lien Debt (b)	$111,549	Waterfall Analysis	Discount Rate	17.00%	19.00%	18.00%
Senior Secured First Lien Debt (b)	$6,142	Waterfall Analysis	Revenue Multiple	0.38x	0.89x	0.77x
Senior Secured First Lien Debt (b)	$5,944	Waterfall Analysis	EBITDA Multiple	0.29x	6.05x	3.45x
Senior Secured Second Lien Debt (d)	$171,022	Yield Analysis	Market Yield	10.00%	23.04%	13.39%
Senior Secured Second Lien Debt (d)	$66,029	Discounted Cash Flow	Market Yield	10.05%	15.44%	12.21%
Senior Secured Second Lien Debt (d)	$1,947	Waterfall Analysis	Revenue Multiple	1.6x	1.7x	1.65x
Subordinated Debt (c) (e)	$37,192	Waterfall Analysis	Discount Rate	8.00%	9.00%	N/A
Subordinated Debt (e)	$31,623	Yield Analysis	Market Yield	11.63%	21.84%	15.32%
Subordinated Debt (c) (e)	$5,560	Waterfall	EBITDA Multiple	9.54x	9.54x	N/A
Subordinated Debt (c) (e)	$189	Asset Recovery / Take Out	Asset Recovery Percentage	36.96%	36.96%	N/A
Collateralized Securities	$127,212	Discounted Cash Flow	Discount Rate	7.50%	33.00%	17.85%
Equity/Other (f)	$28,973	Discounted Cash Flow	Market Yield	11.07%	12.07%	11.57%
Equity/Other (f)	$23,579	Waterfall Analysis	Discount Rate	17.00%	19.00%	18.00%
Equity/Other (f)	$15,819	Waterfall Analysis	EBITDA Multiple	4.25x	12.0x	6.47x
Equity/Other (f)	$2,235	Waterfall	Appraisal Value	21,923.96	21,923.96	N/A
Equity/Other (f)	$682	Waterfall	TBV Multiple	1.45x	1.45x	1.45x
Equity/Other (f)	$42	Waterfall	Revenue Multiple	0.12x	0.12x	0.12x
Equity/Other (f)	$11	Option Pricing Method	Volatility	50.00%	70.00%	60.00%

______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)	The remaining $72.0 million of senior secured first lien debt was valued using a Scenario-Based analysis technique factoring in various unobservable inputs.

(c)	Weighted average not applicable as this asset category contains one investment.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
(Unaudited)

(d)	The remaining $13.7 million of senior secured second lien debt were valued using a Scenario-Based analysis technique factoring in various unobservable inputs.

(e)	The remaining $18.0 million of subordinated debt were valued using a Scenario-Based analysis technique factoring in various unobservable inputs.

(f)	The remaining $45.8 million of equity/other investments were valued using the Current Method.
There were no significant changes in valuation approach or technique as of December 31, 2018.
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.
As of June 30, 2019, the Company had seven portfolio companies, which represented fourteen investments, on non-accrual status with a total principal amount of $156.5 million, amortized cost of $97.2 million, and fair value of $29.7 million which represented 5.0%, 3.7% and 1.2% of the investment portfolio's total principal, amortized cost and fair value, respectively. As of December 31, 2018, the Company had eight portfolio companies, which represented fourteen portfolio investments, on non-accrual status with a total principal amount of $171.4 million, amortized cost of $117.4 million, and fair value of $43.8 million, which represented 5.7%, 4.7% and 1.9% of the investment portfolio's total principal, amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
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
As of June 30, 2019 and December 31, 2018, $10.0 million and $9.7 million was payable to the Adviser for base management fees, respectively.
For the three and six months ended June 30, 2019, the Company incurred $10.0 million and $19.5 million, respectively, in base management fees under the Investment Advisory Agreement. For the three and six months ended June 30, 2018, the Company incurred $10.0 million and $20.0 million, respectively, in base management fees under the Investment Advisory Agreement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
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

As of June 30, 2019 and December 31, 2018, $6.8 million and $5.7 million was payable to the Adviser for the incentive fee on income, respectively.
For the three and six months ended June 30, 2019, the Company incurred $6.8 million and $13.6 million, respectively, in incentive fees on income under the Investment Advisory Agreement. For the three and six months ended June 30, 2018, the Company incurred $4.9 million and $9.5 million, respectively, in incentive fees on income under the Investment Advisory Agreement.
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
Administration Agreement
In connection with the Administration Agreement, BSP provides the Company with office facilities and administrative services. As of June 30, 2019 and December 31, 2018, $0.6 million and $0.7 million was payable to BSP under the Administration Agreement, respectively.
For the three and six months ended June 30, 2019, the Company incurred $0.6 million and $1.2 million, respectively, in administrative service fees under the Administration Agreement. For the three and six months ended June 30, 2018, the Company incurred $0.6 million and $1.3 million, respectively, in administrative service fees under the Administration Agreement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
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
Offering Costs
The Company incurs certain costs in connection with the registration of shares of its common stock. Offering costs principally relate to professional fees, printing costs, direct marketing expenses, due diligence costs, fees paid to regulators and other expenses, including the salaries and/or expenses of the Adviser and its affiliates engaged in registering and marketing the Company’s common stock. Such allocated expenses of the Adviser and its affiliates may include the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for the Company. The Company incurred no offering costs for the three and six months ended June 30, 2019 and 2018, respectively.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
(Unaudited)

Note 5 — Borrowings
Wells Fargo Credit Facility
On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank as collateral agent, account bank and collateral custodian (as amended from time to time, the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility, which has been amended from time to time, was last amended on March 15, 2019 and provides for borrowings in an aggregate principal amount of up to $600.0 million on a committed basis. The Wells Fargo Credit Facility has a maturity date of May 9, 2023.
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
Citi Credit Facility
On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into a credit facility (as amended from time to time, the “Citi Credit Facility”) with Citibank, N.A. ("Citi") as administrative agent and U.S. Bank as collateral agent, account bank and collateral custodian. The Citi Credit Facility, which was subsequently amended on October 14, 2015, provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility. On June 27, 2019, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, BDCA-CB Funding LLC, entered into an amendment (the "Amendment") to its Credit and Security Agreement with Citibank, N.A., dated as of June 27, 2014 (as amended from time to time, the "Credit Agreement"). The Amendment, among other things, (i) extends the end of the reinvestment period from July 1, 2019 to May 31, 2021 and (ii) extends the maturity date of the Credit Agreement from May 28, 2020 to May 31, 2022.
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
For the period ended June 30, 2019
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
For the period ended June 30, 2019
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
(Unaudited)

2023 Notes
On May 11, 2018, the Company entered into a Purchase Agreement (the “2023 Notes Purchase Agreement”) with the Initial Purchaser relating to the Company’s sale of $60.0 million aggregate principal amount of its 5.375% fixed rate notes due 2023 (the “Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to institutional accredited investors under Rule 501 (a)(1), (2), (3) or (7) under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The 2023 Notes Purchase Agreement also includes customary representations, warranties and covenants by the Company. Under the terms of the 2023 Notes Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2023 Notes were approximately $58.7 million, after deducting an offering price discount of approximately $0.3 million, as well as Initial Purchaser’s discounts and commissions of approximately $0.6 million and estimated offering expenses of approximately $0.4 million, each payable by the Company. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives and for general corporate purposes. The 2023 Notes were issued pursuant to the Indenture between the Company and The Trustee, and a Second Supplemental Indenture, dated as of May 16, 2018, between the Company and the Trustee. The 2023 Notes will mature on May 30, 2023, unless repurchased or redeemed in accordance with their terms prior to such date. The 2023 Notes bear interest at a rate of 5.375% per year payable semi-annually on May 30 and November 30 of each year, commencing on November 30, 2018. The 2023 Notes will be general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2023 Notes. The 2023 Notes will rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles or similar facilities, including credit facilities entered into by the Company’s wholly owned, special purpose financing subsidiaries. The Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2023 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture. In addition, if a change of control repurchase event, as defined in the Indenture, occurs prior to maturity, holders of the 2023 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2023 Notes at a repurchase price equal to 100% of the principal amount of the 2023 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
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
The weighted average annualized interest cost for all borrowings for the six months ended June 30, 2019 and 2018 was 4.80% and 4.42%, respectively. The average daily debt outstanding for the six months ended June 30, 2019 and 2018 was $1.0 billion and $1.3 billion, respectively. The maximum debt outstanding for the six months ended June 30, 2019 and 2018 was $1.1 billion and $1.5 billion, respectively.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
(Unaudited)

The following table represents borrowings as of June 30, 2019:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Balance Sheet
Wells Fargo Credit Facility	5/9/2023	$600,000	$451,652	$(7,726)	$443,926
Citi Credit Facility	5/31/2022	400,000	333,500	(2,730)	330,770
2023 Notes	5/30/2023	60,000	59,745	(739)	59,006
2022 Notes	12/30/2022	150,000	149,422	(1,597)	147,825
2020 Notes	9/1/2020	100,000	99,630	(147)	99,483
Totals		$1,310,000	$1,093,949	$(12,939)	$1,081,010

The following table represents borrowings as of December 31, 2018:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Balance Sheet
Wells Fargo Credit Facility	5/9/2023	$545,000	$294,651	$(8,163)	$286,488
Citi Credit Facility	5/28/2020	400,000	293,500	(1,127)	292,373
2023 Notes	5/30/2023	60,000	59,713	(833)	58,880
2022 Notes	12/30/2022	150,000	149,340	(1,824)	147,516
2020 Notes	9/1/2020	100,000	99,474	(209)	99,265
Totals		$1,255,000	$896,678	$(12,156)	$884,522

The following table represents interest and debt fees for the three and six months ended June 30, 2019:

	Three months ended June 30, 2019					Six months ended June 30, 2019
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (3)	Other Fees (4)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (3)	Other Fees (4)
Wells Fargo Credit Facility	(1)	(2)	$5,341	$499	$194	(1)	(2)	$9,485	$967	$738
Citi Credit Facility	L+1.60%	0.50%	3,327	201	132	L+1.60%	0.50%	6,679	399	268
2023 Notes	5.38%	n/a	822	47	—	5.38%	n/a	1,644	94	—
2022 Notes	4.75%	n/a	1,822	114	5	4.75%	n/a	3,644	226	5
2020 Notes	6.00%	n/a	1,579	31	2	6.00%	n/a	3,157	62	6
Totals			$12,891	$892	$333			$24,609	$1,748	$1,017
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
For the period ended June 30, 2019
(Unaudited)

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
_____________
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
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature. The fair value of the Company's 2020 Notes, 2022 Notes, and 2023 Notes are derived from market indications provided by Bloomberg Finance L.P. at June 30, 2019. The fair value of the Company's 2020 Notes, 2022 Notes, and 2023 Notes are derived from market indications provided by Bloomberg Finance L.P. at December 31, 2018.
At June 30, 2019, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2019 and December 31, 2018, the Company's borrowings would be deemed to be Level 3, as defined in Note 3.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
(Unaudited)

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below (amounts in thousands):

	Level	Carrying Amount at June 30, 2019	Fair Value at June 30, 2019
Wells Fargo Credit Facility	3	$451,652	$451,652
Citi Credit Facility	3	333,500	333,500
2023 Notes	3	59,745	59,928
2022 Notes	3	149,422	150,120
2020 Notes	3	99,630	101,780
		$1,093,949	$1,096,980

	Level	Carrying Amount at December 31, 2018	Fair Value at December 31, 2018
Wells Fargo Credit Facility	3	$294,651	$294,651
Citi Credit Facility	3	293,500	293,500
2023 Notes	3	59,713	59,820
2022 Notes	3	149,340	147,717
2020 Notes	3	99,474	102,287
		$896,678	$897,975

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
At June 30, 2019, the forward foreign currency contract was classified within Level 2 of the fair value hierarchy. The derivative held at period end was not subject to a master netting arrangement or other similar agreement.
Note 7 — Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2019, the Company had unfunded commitments on delayed draw term loans of $24.4 million (including $22.0 million of non-discretionary commitments and $2.4 million of discretionary commitments), unfunded commitments on revolver term loans of $28.4 million and unfunded equity capital discretionary commitments of $34.2 million. As of December 31, 2018, the Company had unfunded commitments on delayed draw term loans of $15.2 million, unfunded commitments on revolver term loans of $21.1 million and unfunded equity capital commitments of $0.5 million. The unfunded commitments are disclosed in the Company's consolidated schedules of investments. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.
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
For the period ended June 30, 2019
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
Note 9 — Common Stock
On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through June 30, 2019, the Company issued 213.7 million shares of common stock for gross proceeds of $2.2 billion, including the shares purchased by an affiliate of BSP and shares issued under the Company's DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. From inception of the Company's DRIP plan to June 30, 2019, the Company had repurchased 23.4 million shares of common stock through its share repurchase program for payments of $204.5 million.
The following table reflects the common stock activity for the six months ended June 30, 2019 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	2,234,380	17,938
Share Repurchases	(2,266,216)	(18,582)
	(31,836)	$(644)

The following table reflects the common stock activity for the year ended December 31, 2018 (dollars in thousands except share amounts):

	Shares	Value
Shares Sold	10,975,610	$90,000
Shares Issued through DRIP	4,720,005	38,983
Share Repurchases	(5,105,553)	(42,313)
	10,590,062	$86,670

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
(Unaudited)

The following table reflects the stockholders' equity activity for the six months ended June 30, 2019 (dollars in thousands except share amounts):

	Six months ended June 30, 2019
	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Net assets attributable to non-controlling interest	Total Stockholders' Equity
Balance as of December 31, 2018	190,324,059	$190	$1,811,970	$(323,127)	$3,686	$1,492,719
Net investment income	—	—	—	27,164	2	27,166
Net realized losses from investment transactions	—	—	—	(1,911)	—	(1,911)
Net change in unrealized appreciation on investments, and foreign exchange currency contracts, net of deferred taxes	—	—	—	30,579	1,292	31,871
Repurchases	(2,241,001)	(2)	(18,374)	—	—	(18,376)
Distributions to stockholders	—	—	—	(30,441)	—	(30,441)
Reinvested dividends	1,087,268	1	8,915	—	—	8,916
Balance as of March 31, 2019	189,170,326	$189	$1,802,511	$(297,736)	$4,980	$1,509,944
Net investment income	—	—	—	27,092	7	27,099
Net realized gains from investment transactions	—	—	—	2,523	—	2,523
Net change in unrealized appreciation on investments, and foreign exchange currency contracts, net of deferred taxes	—	—	—	3,549	1,725	5,274
Repurchases	(25,215)	—	(206)	—	—	(206)
Distributions to stockholders	—	—	—	(30,779)	—	(30,779)
Reinvested dividends	1,147,112	1	9,021	—	—	9,022
Balance as of June 30, 2019	190,292,223	$190	$1,811,326	$(295,351)	$6,712	$1,522,877

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
(Unaudited)

The following table reflects the stockholders' equity activity for the six months ended June 30, 2018 (dollars in thousands except share amounts):

	Six Months Ended June 30, 2018
	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Net assets attributable to non-controlling interest	Total Stockholders' Equity
Balance as of December 31, 2017	179,733,998	$180	$1,752,793	$(261,278)	$2,821	$1,494,516
Net investment income (loss)	—	—	—	26,154	(5)	26,149
Net realized losses from investment transactions	—	—	—	(34,409)	—	(34,409)
Net change in unrealized appreciation (depreciation) on investments, and foreign exchange currency contracts, net of deferred taxes	—	—	—	30,231	(314)	29,917
Repurchases	(2,711,841)	(3)	(22,546)	—	—	(22,549)
Distributions to stockholders	—	—	—	(28,727)	—	(28,727)
Reinvested dividends	1,223,362	1	10,166	—	—	10,167
Balance as of March 31, 2018	178,245,519	$178	$1,740,413	$(268,029)	$2,502	$1,475,064
Net investment income	—	—	—	25,815	—	25,815
Net realized losses from investment transactions	—	—	—	3,703	—	3,703
Net change in unrealized depreciation on investments, and foreign exchange currency contracts, net of deferred taxes	—	—	—	(11,306)	(16)	(11,322)
Distributions to stockholders	—	—	—	(29,016)	—	(29,016)
Reinvested dividends	1,203,374	1	9,971	—	—	9,972
Balance as of June 30, 2018	179,448,893	$179	$1,750,384	$(278,833)	$2,486	$1,474,216
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
For the period ended June 30, 2019
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
Through June 30, 2019, the Company had repurchased an aggregate of 23.4 million shares of common stock for payments of $204.5 million. As of December 31, 2018, the Company had repurchased 21.2 million shares of common stock for payments of $185.9 million. Amounts include additional shares tendered for death and disability as permitted.
Note 11 — Earnings Per Share
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of June 30, 2019 and 2018.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
(Unaudited)

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three and six months ended June 30, 2019 and 2018.

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Basic and diluted
Net increase in net assets resulting from operations	$33,164	$18,213	$88,996	$40,188
Weighted average common shares outstanding	189,907,442	179,033,251	189,928,762	179,139,837
Net increase in net assets resulting from operations per share	$0.17	$0.10	$0.47	$0.22
Note 12 — Distributions
The Company’s board of directors has authorized, and has declared, cash distributions payable on a monthly basis to stockholders of record on each day since it commenced operations. From November 2013 until July 2017, the distribution rate has been $0.002378082 per day, which is equivalent to $0.868 per annum, per share of common stock, except for 2016 where the daily distribution rate was $0.002371585 per day to accurately reflect 2016 being a leap year. In July 2017, the board of directors reduced the distribution rate with respect to the Company's cash distributions to $0.00178082 per day, which is equivalent to $0.65 annually, per share of common stock.
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
From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. The Company’s distributions may exceed its earnings, and as a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of June 30, 2019, the Company had accrued $10.2 million in stockholder distributions that were unpaid. As of December 31, 2018, the Company had accrued $10.5 million in stockholder distributions that were unpaid.
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
For the period ended June 30, 2019
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
As of June 30, 2019, the Company had a deferred tax asset of $1.3 million and a deferred tax liability of $(4.6) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.3 million. As of December 31, 2018, the Company had a deferred tax asset of $1.3 million and a deferred tax liability of $(4.1) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.3 million.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
(Unaudited)

Note 14 — Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2019 and 2018:

	For the six months ended June 30,
	2019	2018
Per share data:
Net asset value, beginning of period	$7.82	$8.30
Results of operations (1)
Net investment income	0.29	0.29
Net realized and unrealized gain (loss) on investments, net of deferred taxes	0.20	(0.07)
Net change in unrealized depreciation attributable to non-controlling interests	(0.01)	—
Net unrealized depreciation from forward currency exchange contracts	(0.01)	—
Net increase in net assets resulting from operations	0.47	0.22
Stockholder distributions (2)
Distributions from net investment income	(0.32)	(0.32)
Net decrease in net assets resulting from stockholder distributions	(0.32)	(0.32)
Net asset value, end of period	$7.97	$8.20
Shares outstanding at end of period	190,292,223	179,448,893
Total return (4)	6.00%	2.72%
Ratio/Supplemental data:
Net assets attributable to BDCA, end of period (in thousands)	$1,516,165	$1,471,730
Total net assets, end of period (in thousands)	1,522,877	1,474,216
Ratio of net investment income to average net assets (3)(6)	8.17%	7.71%
Ratio of total expenses to average net assets (3)(6)	8.17%	8.17%
Portfolio turnover rate (5)	15.39%	21.24%
______________

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	Ratios are annualized, except for incentive fees.

(4)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Portfolio turnover rate is not annualized.

(6)	There were no offering costs during the period.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
(Unaudited)

Note 15 – Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates as of June 30, 2019:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at June 30, 2019
Control Investments
California Resources Development JV, LLC - Preferred Equity - 9.00% (5) (9)	Equity/Other	Metals & Mining	$887	$28,973	$—	$(28,402)	$—	$(571)	$—
CRD Holdings LLC - Preferred Equity - 9.00%	Equity/Other	Metals & Mining	1,435	—	37,776	—	—	1,451	39,227
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (4) (8) (9)	Equity/Other	Food Products	—	—	—	—	—	—	—
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) - L+12.50% (15.08%), 9/25/2020 (4) (6) (9)	Senior Secured First Lien Debt	Food Products	—	3,219	1,804	—	—	448	5,471
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) - L+12.50% (15.08%), 9/19/2020 (4) (6) (9)	Senior Secured First Lien Debt	Food Products	(9)	3,459	—	(9)	—	282	3,732
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) - L+12.50% (15.08%), 9/25/2020 (4) (6) (9)	Senior Secured First Lien Debt	Food Products	—	7,692	—	—	—	607	8,299
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (4) (8) (9)	Equity/Other	Food Products	—	—	—	—	—	—	—
CRS-SPV, Inc. (9)	Equity/Other	Business Services	26	2,221	—	—	—	—	2,221
Kahala Ireland OpCo Designated Activity Company - L+8.00% (13.00%), 12/23/2028 (3) (6) (9)	Senior Secured First Lien Debt	Aerospace & Defense	6,540	111,549	—	(32,000)	—	—	79,549
Kahala Ireland OpCo Designated Activity Company - Common Equity (3) (8) (9)	Equity/Other	Aerospace & Defense	—	20,329	—	—	—	28,797	49,126
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (3) (8) (9)	Equity/Other	Aerospace & Defense	—	3,250	—	(15)	—	15	3,250
Kahala US OpCo LLC - Class A Preferred Units - 13.00% (3) (8) (9)	Equity/Other	Aerospace & Defense	—	—	—	—	—	—	—
NexSteppe Inc. - Series C Preferred Stock Warrant (8) (9)	Equity/Other	Chemicals	—	—	—	—	—	—	—
NexSteppe Inc. - 12.00%, 9/30/2019 (6) (9)	Senior Secured First Lien Debt	Chemicals	—	—	—	—	—	—	—
NexSteppe Inc. - 12.00%, 9/30/2019 (6) (9)	Senior Secured First Lien Debt	Chemicals	—	—	—	—	—	—	—
NMFC Senior Loan Program I, LLC	Equity/Other	Diversified Investment Vehicles	2,750	50,573	—	—	—	(2,993)	47,580
Park Ave RE Holdings, LLC - 13.00%, 12/31/2021 (2) (6) (7) (9)	Subordinated Debt	Real Estate Management & Development	2,430	37,192	—	—	—	—	37,192
Park Ave RE Holdings, LLC - Common Shares (2) (8) (9)	Equity/Other	Real Estate Management & Development	—	15,578	379	—	—	493	16,450
Park Ave RE Holdings, LLC - Preferred Shares - 8.00% (2) (9)	Equity/Other	Real Estate Management & Development	—	23,645	—	—	—	—	23,645
Siena Capital Finance - 12.50%, 8/16/2021	Subordinated Debt	Financials	944	—	20,000	—	—	—	20,000
Siena Capital Finance	Equity/Other	Financials	2,222	—	35,680	—	(94)	220	35,806

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at June 30, 2019
Total Control Investments			$17,225	$307,680	$95,639	$(60,426)	$(94)	$28,749	$371,548

Affiliate Investments
Answers Corporation - Common Equity (8) (9)	Equity/Other	Technology	$—	$1,909	$—	$—	$—	$(364)	$1,545
B&M CLO 2014-1, LTD. Subordinated Notes - 1.96%, 4/16/2026 (9)	Collateralized Securities	Diversified Investment Vehicles	80	6,029	—	(1,975)	—	3,268	7,322
CVP Cascade CLO, LTD. Subordinated Notes - 0.00%, 1/16/2026 (9)	Collateralized Securities	Diversified Investment Vehicles	221	1,166	—	(303)	—	(434)	429
CVP Cascade CLO - 1, LTD. - Side Letter - 12.20% (9)	Collateralized Securities	Diversified Investment Vehicles	19	68	—	(255)	—	242	55
CVP Cascade CLO - 2, LTD. - Side Letter - 12.62% (9)	Collateralized Securities	Diversified Investment Vehicles	61	274	—	(329)	—	128	73
Danish CRJ LTD. - Common Equity (8) (9)	Equity/Other	Aerospace & Defense	—	—	—	—	—	—	—
Figueora CLO 22014 - 1A - Side Letter - 7.07% (9)	Collateralized Securities	Diversified Investment Vehicles	42	483	—	(307)	—	(18)	158
Figueora - Class F Notes - 12.60%, 1/15/2027 (9)	Collateralized Securities	Diversified Investment Vehicles	510	7,508	—	—	—	493	8,001
Figueroa CLO 2014-1, LTD. Subordinated Notes - 6.83%, 1/15/2027 (9)	Collateralized Securities	Diversified Investment Vehicles	476	7,468	—	(1,550)	—	2,629	8,547
Frank Entertainment Group, LLC - 6.00%, 9/30/2019 (9)	Senior Secured First Lien Debt	Media Entertainment	—	1,441	—	(346)	(24)	(489)	582
Frank Entertainment Group, LLC - L+9.00% (11.41%), 9/30/2019	Senior Secured First Lien Debt	Media Entertainment	—	—	603	—	—	114	717
Frank Entertainment Group, LLC - 6.00%, 9/30/2019 (9)	Senior Secured Second Lien Debt	Media Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (8) (9)	Equity/Other	Media Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (8) (9)	Equity/Other	Media Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (8) (9)	Equity/Other	Media Entertainment	—	—	—	—	—	—	—
Frontstreet Facility Solutions, Inc. (8) (9)	Equity/Other	Telcom	—	—	—	(128)	128	—	—
Frontstreet Facility Solutions, Inc. -13.00%, 3/1/2021 (5) (9)	Subordinated Debt	Telcom	26	189	—	(123)	(104)	38	—
MidOcean Credit CLO II, LLC Income Notes - 7.82%, 1/29/2025 (9)	Collateralized Securities	Diversified Investment Vehicles	630	16,534	—	(1,233)	—	2,631	17,932
MidOcean Credit CLO III, LLC Subordinated Notes - 13.99%, 7/21/2026 (5) (9)	Collateralized Securities	Diversified Investment Vehicles	694	14,651	—	(17,458)	544	2,263	—
MidOcean Credit CLO IV, LLC Income Notes - 4/15/2027 (9)	Collateralized Securities	Diversified Investment Vehicles	—	8,595	—	(1,943)	—	939	7,591
NewStar Arlington Senior Loan Program LLC Class FR Notes - 17.18%, 7/25/2025 (9)	Collateralized Securities	Diversified Investment Vehicles	1,697	24,788	—	(193)	—	(1,813)	22,782
NewStar Arlington Senior Loan Program LLC Class FR Notes - 13.58%, 4/25/2031 (9)	Collateralized Securities	Diversified Investment Vehicles	335	4,425	9	—	—	184	4,618

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at June 30, 2019
NewStar Exeter Fund CLO – Debt - 10.09%, 1/20/2027 (9)	Collateralized Securities	Diversified Investment Vehicles	$634	$8,580	$80	$—	$—	$590	$9,250
NewStar Exeter Fund CLO – Equity - 1/19/2027 (9)	Collateralized Securities	Diversified Investment Vehicles	169	11,895	—	(1,713)	—	(968)	9,214
OFSI Fund VI, Ltd. - Subordinated Notes - 3/20/2025 (9)	Collateralized Securities	Diversified Investment Vehicles	—	3,008	—	(701)	—	(209)	2,098
OFSI Fund VI, Ltd. - Side Letter (9)	Collateralized Securities	Diversified Investment Vehicles	—	199	—	(175)	—	7	31
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	283	8,705	303	—	—	(447)	8,561
Tax Defense Network, LLC - L+6.00% (10.00%), 4/30/2020 (6) (9)	Senior Secured First Lien Debt	Diversified Consumer Services	(4)	1,195	—	(111)	—	143	1,227
Tax Defense Network, LLC - L+6.00% (10.00%), 4/30/2020 (6) (9)	Senior Secured First Lien Debt	Diversified Consumer Services	(30)	6,732	—	(631)	3	809	6,913
Tax Defense Network, LLC - Common Equity (8) (9)	Equity/Other	Diversified Consumer Services	—	—	—	—	—	—	—
Tax Defense Network, LLC - Preferred Equity (8) (9)	Equity/Other	Diversified Consumer Services	—	—	—	—	—	—	—
Team Waste, LLC - Preferred Units (8) (9)	Equity/Other	Industrials	—	2,235	—	—	—	—	2,235
Tennenbaum Waterman Fund, L.P. (9)	Equity/Other	Diversified Investment Vehicles	727	10,137	—	—	—	(176)	9,961
THL Credit Greenway Fund II LLC	Equity/Other	Diversified Investment Vehicles	254	7,435	—	(175)	—	(905)	6,355
TwentyEighty, Inc. - Class A Common Equity (9)	Equity/Other	Media	—	—	—	—	—	1,957	1,957
TwentyEighty, Inc. - L+8.00% (10.33%), 3/31/2020 (6) (9)	Senior Secured First Lien Debt	Media	29	300	10	(111)	8	(15)	192
TwentyEighty, Inc. - 8.00%, 3/31/2020 (6) (9)	Senior Secured First Lien Debt	Media	660	6,422	526	—	—	(264)	6,684
TwentyEighty, Inc. - 9.00%, 3/31/2020 (6) (9)	Senior Secured First Lien Debt	Media	645	6,158	633	—	—	(231)	6,560
WhiteHorse VIII, Ltd. CLO Subordinated Notes - 5/1/2026 (9)	Collateralized Securities	Diversified Investment Vehicles	7	3,975	—	(1,712)	—	(1,291)	972
WhiteHorse VIII, Ltd. 2014 - 1A Note - Side Letter - 8.40% (9)	Collateralized Securities	Diversified Investment Vehicles	8	297	—	(179)	—	(40)	78
World Business Lenders, LLC - Preferred Stock (8) (9)	Equity/Other	Consumer Finance	—	3,759	—	—	—	(4)	3,755
Total Affiliate Investments			$8,173	$176,560	$2,164	$(31,651)	$555	$8,767	$156,395
Total Control & Affiliate Investments			$25,398	$484,240	$97,803	$(92,077)	$461	$37,516	$527,943
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
(Unaudited)

(1)	The principal amount and ownership detail are shown in the consolidated schedules of investments.

(2)	This investment was not deemed significant under Regulation S-X as of June 30, 2019.

(3)
For the year ended December 31, 2018, the Company had determined that it must include audited financial statements of Kahala Ireland Opco Designated Activity Company because it was a controlled investment and was required to do so under SEC Rule 3-09. The audited financial statements were attached as Exhibit 99.1 in the Company's 2018 Form 10-K.

(4)	Gross of deferred taxes in the amount of $0.5 million.

(5)	Investment no longer held as of June 30, 2019.

(6)	Investment paid or has the option to pay all or a portion of interest and dividends via payment-in-kind.

(7)	Portfolio company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be payment-in-kind.

(8)	Investment is non-income producing at June 30, 2019.

(9)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).

Dividends and interest for the six months ended June 30, 2019 attributable to Controlled and Affiliated investments no longer held as of June 30, 2019 was $1.6 million.
Realized loss for the six months ended June 30, 2019 attributable to Controlled and Affiliated investments no longer held as of June 30, 2019 was $0.6 million.
Change in unrealized gain for the six months ended June 30, 2019 attributable to Controlled and Affiliated investments no longer held as of June 30, 2019 was $1.7 million.
The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2018:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2017	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at December 31, 2018
Control Investments
California Resources Development JV, LLC - Preferred Equity - 9.00% (5)	Equity/Other	Metals & Mining	$4,132	$26,984	$11,899	$(9,680)	$—	$(230)	$28,973
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (4) (5)(10)	Equity/Other	Food Products	—	—	—	—	—	—	—
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) - L+12.50% (14.84%), 9/19/2020 (4) (5) (8)	Senior Secured First Lien Debt	Food Products	—	—	2,829	—	—	390	3,219
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) - L+12.50% (14.84%), 9/25/2020 (4) (5) (8)	Senior Secured First Lien Debt	Food Products	—	4,096	—	—	—	(637)	3,459
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) - L+12.50% (14.84%), 9/25/2020 (4) (5) (8)	Senior Secured First Lien Debt	Food Products	—	9,467	—	—	—	(1,775)	7,692
Capstone Nutrition - Common Stock (fka Integrity Nutraceuticals, Inc.) (4) (5) (10)	Equity/Other	Food Products	—	—	—	—	—	—	—
CRS-SPV, Inc. (5) (10)	Equity/Other	Business Services	—	—	2,219	—	—	2	2,221
Kahala Ireland OpCo Designated Activity Company - L+5.00% (13.00%), 12/23/2028 (3) (5) (8)	Senior Secured First Lien Debt	Aerospace & Defense	17,447	141,549	—	(30,000)	—	—	111,549
Kahala Ireland OpCo Designated Activity Company - Common Equity (3) (5) (10)	Equity/Other	Aerospace & Defense	—	11,709	—	—	—	8,620	20,329
Kahala Ireland OpCo Designated Activity Company - Profit Participating Note (3) (5) (10)	Equity/Other	Aerospace & Defense	—	3,250	—	(20)	—	20	3,250
Kahala US OpCo LLC - Class A Preferred Units - 13.00% (3) (5) (10)	Equity/Other	Aerospace & Defense	—	—	—	—	—	—	—

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
(Unaudited)

NexSteppe Inc. - Series C Preferred Stock Warrant (5) (10)	Equity/Other	Chemicals	$—	$—	$—	$—	$—	$—	$—
NexSteppe Inc. - 12.00%, 9/30/2019 (5) (8)	Senior Secured First Lien Debt	Chemicals	—	—	250	—	—	(250)	—
NexSteppe Inc. - 12.00%, 9/30/2019 (5) (8)	Senior Secured First Lien Debt	Chemicals	—	—	—	—	—	—	—
NMFC Senior Loan Program I, LLC	Equity/Other	Diversified Investment Vehicles	6,051	50,805	—	—	—	(232)	50,573
Park Ave RE Holdings, LLC - 13.00%, 12/31/2021 (2) (5) (8) (9)	Subordinated Debt	Real Estate Management & Development	4,902	37,192	—	—	—	—	37,192
Park Ave RE Holdings, LLC - Common Shares (2) (5) (10)	Equity/Other	Real Estate Management & Development	—	12,678	102	—	—	2,798	15,578
Park Ave RE Holdings, LLC - Preferred Shares - 8.00% (2) (5) (10)	Equity/Other	Real Estate Management & Development	—	23,645	—	—	—	—	23,645
South Grand MM CLO I, LLC (7)	Equity/Other	Diversified Investment Vehicles	100	28,904	—	(29,555)	460	191	—
Total Control Investments			$32,632	$350,279	$17,299	$(69,255)	$460	$8,897	$307,680

Affiliate Investments
Answers Corporation - Common Equity (5) (10)	Equity/Other	Technology	$—	$14,231	$—	$—	$—	$(12,322)	$1,909
Answers Corporation (5) (7)	Senior Secured First Lien Debt	Technology	82	2,916	7	(3,007)	55	29	—
Answers Corporation - L+7.90% (9.00%), 9/15/2021 (5) (7)	Senior Secured Second Lien Debt	Technology	557	4,371	153	(4,675)	435	(284)	—
B&M CLO 2014-1, LTD. Subordinated Notes - 11.61%, 4/16/2026 (5)	Collateralized Securities	Diversified Investment Vehicles	767	12,804	—	(3,003)	(1,857)	(1,915)	6,029
Basho Technologies, Inc. (7)	Senior Secured First Lien Debt	Software	—	—	—	(1,238)	(5,247)	6,485	—
Basho Technologies, Inc. (7)	Senior Secured First Lien Debt	Software	—	—	—	—	(2,550)	2,550	—
Basho Technologies, Inc. - Series G Senior Participating Preferred Stock Warrant (7)	Equity/Other	Software	—	—	—	—	(2,000)	2,000	—
CVP Cascade CLO, LTD. Subordinated Notes - 62.02%, 1/16/2026 (5)	Collateralized Securities	Diversified Investment Vehicles	633	4,121	—	(1,143)	(5,500)	3,688	1,166
CVP Cascade CLO-1, LTD. - Side Letter (9)	Collateralized Securities	Diversified Investment Vehicles	15	602	—	(629)	(343)	438	68
CVP Cascade CLO-2, LTD. - Side Letter (9)	Collateralized Securities	Diversified Investment Vehicles	19	1,101	—	(701)	—	(126)	274
Danish CRJ LTD. - Common Equity (5) (10)	Equity/Other	Aerospace & Defense	—	605	—	(1)	—	(604)	—
Figueora - Class F Notes - 12.34%, 1/15/2027 (5)	Collateralized Securities	Diversified Investment Vehicles	465	—	8,000	—	—	(492)	7,508
Figueroa CLO 2014-1, LTD. Subordinated Notes - 18.83%, 1/15/2027 (5)	Collateralized Securities	Diversified Investment Vehicles	882	12,508	—	(852)	(4,000)	(188)	7,468
Figueroa CLO 22014-1A - Side Letter (9)	Collateralized Securities	Diversified Investment Vehicles	44	895	—	(617)	—	205	483
Frank Entertainment Group, LLC - 6.00%, 9/30/2019 (5)	Senior Secured First Lien Debt	Media Entertainment	—	—	1,836	—	—	(395)	1,441

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
(Unaudited)

Frank Entertainment Group, LLC - 2.50%, 9/30/2019 (5)	Senior Secured Second Lien Debt	Media Entertainment	$—	$—	$—	$—	$—	$—	$—
Frank Entertainment Group, LLC (5) (10)	Equity/Other	Media Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (5) (10)	Equity/Other	Media Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (5) (10)	Equity/Other	Media Entertainment	—	—	—	—	—	—	—
Frontstreet Facility Solutions, Inc. (5) (10)	Equity/Other	Telecom	—	—	—	—	—	—	—
Frontstreet Facility Solutions, Inc. -13.00%, 3/1/2021 (5)	Subordinated Debt	Telecom	126	—	227	—	—	(38)	189
MidOcean Credit CLO II, LLC Income Notes - 12.13%, 1/29/2025 (5)	Collateralized Securities	Diversified Investment Vehicles	2,130	20,651	—	(431)	—	(3,686)	16,534
MidOcean Credit CLO III, LLC Subordinated Notes - 15.05%, 7/21/2026 (5)	Collateralized Securities	Diversified Investment Vehicles	2,398	17,508	1,738	(1,847)	(3,300)	552	14,651
MidOcean Credit CLO IV, LLC Income Notes - 10.02%, 4/15/2027 (5)	Collateralized Securities	Diversified Investment Vehicles	1,128	12,212	—	(1,184)	—	(2,433)	8,595
NewStar Arlington Senior Loan Program LLC Class FR Notes - 18.47%, 7/25/2025 (5)	Collateralized Securities	Diversified Investment Vehicles	3,973	25,439	—	(2,050)	—	1,399	24,788
NewStar Arlington Senior Loan Program LLC Class FR Notes - 13.34%, 4/25/2031 (5)	Collateralized Securities	Diversified Investment Vehicles	455	—	4,532	—	—	(107)	4,425
NewStar Exeter Fund CLO – Debt - 9.85%, 1/20/2027 (5)	Collateralized Securities	Diversified Investment Vehicles	1,212	8,660	161	—	—	(241)	8,580
NewStar Exeter Fund CLO – Equity - 17.24%, 1/19/2027 (5)	Collateralized Securities	Diversified Investment Vehicles	517	13,089	—	(2,141)	(7,000)	7,947	11,895
OFSI Fund VI, Ltd. - Side Letter (9)	Collateralized Securities	Diversified Investment Vehicles	(25)	680	—	(485)	—	4	199
OFSI Fund VI, Ltd. - Subordinated Notes - 0.00%, 3/20/2025 (5)	Collateralized Securities	Diversified Investment Vehicles	183	10,162	—	(3,003)	(1,000)	(3,151)	3,008
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	1,264	10,136	—	(1,518)	—	87	8,705
Silver Spring CLO, Ltd. - 4.84%, 10/16/2026 (5)	Collateralized Securities	Diversified Investment Vehicles	370	10,363	—	(8,241)	(6,882)	4,760	—
Tax Defense Network, LLC - L+6.00% (10.00%), 8/27/2019 (5) (8)	Senior Secured First Lien Debt	Diversified Consumer Services	157	7,477	—	(314)	—	764	7,927
Tax Defense Network, LLC - Common Equity (5) (10)	Equity/Other	Diversified Consumer Services	—	—	—	—	—	—	—
Tax Defense Network, LLC - Preferred Equity (5) (10)	Equity/Other	Diversified Consumer Services	—	—	—	—	—	—	—
Team Waste, LLC - Preferred Units (5) (10)	Equity/Other	Industrials	—	—	2,234	—	—	1	2,235
Tennenbaum Waterman Fund, L.P. (5) (10)	Equity/Other	Diversified Investment Vehicles	1,254	10,427	—	—	—	(290)	10,137
THL Credit Greenway Fund II LLC	Equity/Other	Diversified Investment Vehicles	1,048	11,373	856	(4,659)	—	(135)	7,435
TwentyEighty, Inc. - Class A Common Equity (5)	Equity/Other	Media	—	—	—	—	—	—	—

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
(Unaudited)

TwentyEighty, Inc. - L+8.00% (10.33%), 3/31/2020 (5) (8)	Senior Secured First Lien Debt	Media	$307	$2,853	$131	$(2,620)	$337	$(401)	$300
TwentyEighty, Inc. - 4.00%, 3/31/2020 (5) (8)	Senior Secured First Lien Debt	Media	1,183	4,719	925	—	—	778	6,422
TwentyEighty, Inc. - 0.25%, 3/31/2020 (5) (8)	Senior Secured First Lien Debt	Media	1,137	3,739	1,125	—	—	1,294	6,158
WhiteHorse VIII, Ltd. 2014-1A Note	Collateralized Securities	Diversified Investment Vehicles	39	639	—	(406)	—	64	297
WhiteHorse VIII, Ltd. CLO Subordinated Notes - 6.89%, 5/1/2026 (5)	Collateralized Securities	Diversified Investment Vehicles	(30)	8,761	—	(3,087)	(1,000)	(699)	3,975
World Business Lenders, LLC - Preferred Stock (5) (10)	Equity/Other	Consumer Finance	—	3,759	—	—	—	—	3,759
Total Affiliate Investments			$22,290	$236,801	$21,925	$(47,852)	$(39,852)	$5,538	$176,560
Total Control & Affiliate Investments			$54,922	$587,080	$39,224	$(117,107)	$(39,392)	$14,435	$484,240
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2019
(Unaudited)

DRIP Sales
From July 1, 2019 through the filing of this Form 10-Q, the Company has issued 0.72 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $5.8 million.
Share Repurchase Program
On June 18, 2019, the Company offered to purchase no less than 2,000,000 and up to approximately 2,600,000 shares of its common stock pursuant to its SRP at a price equal to $7.96 per share. The offer expired on July 23, 2019 (the “Expiration Date”). As of the date of this filing and timing consistent with previous tender offers, the actual amount to be repurchased has not yet been finalized. Once final, the Company intends to file all necessary regulatory filings.

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

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues of less than $1 billion, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of June 30, 2019, 79.8% of our portfolio was invested in senior secured loans.
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
Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At June 30, 2019:
Investment Portfolio	$2,528.6
Net Assets attributable to Business Development Corporation of America	1,516.2
Debt (net of deferred financing costs)	1,081.0
Net Asset Value per share attributable to BDCA	7.97

Portfolio Activity for the Six Months Ended June 30, 2019:
Cost of investments purchased during period, including PIK	524.4
Sales, repayments and other exits during the period	374.2
Number of portfolio companies at end of period	219

Operating results for the Six Months Ended June 30, 2019:
Net investment income per share	0.29
Distributions declared per share	0.32
Net increase in net assets resulting from operations per share	0.47
Net investment income	54.3
Net realized and unrealized gain, net of deferred taxes	34.7
Net increase in net assets resulting from operations	89.0
Portfolio and Investment Activity
During the six months ended June 30, 2019, we made $522.1 million of investments in new and existing portfolio companies and had $374.2 million in aggregate amount of exits and repayments, resulting in net investments of $147.9 million for the period. The portfolio composition by loan market consisted of 63.9% Middle Market (1), 19.6% Large Corporate (2), and 16.5% Other (3) investments. In addition, the total portfolio of debt investments at fair value consisted of 87.6% bearing variable interest rates and 12.4% bearing fixed interest rates.
______________
(1) Middle market represents companies with annual revenues of less than $1.0 billion.
(2) Large corporate represents companies with annual revenues exceeding $1.0 billion.
(3) Other represents collateralized securities and equity investments.

Our portfolio composition, based on fair value at June 30, 2019 was as follows:

	June 30, 2019
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1) (2)
Senior Secured First Lien Debt	66.9%	9.1%
Senior Secured Second Lien Debt	12.9	12.3
Subordinated Debt	4.8	12.1
Collateralized Securities (3)	4.4	8.5
Equity/Other	11.0	—
Total	100.0%	8.6%
______________
(1) Includes the effect of the amortization or accretion of loan premiums or discounts.
(2) The weighted average current yield including the effect of the amortization or accretion of loan premiums or discounts on income producing securities is 9.7%.
(3) Weighted average current yield for Collateralized Securities is based on the estimation of effective yield to expected maturity for each security as calculated in accordance with Accounting Standards Codification ("ASC") Topic 325-40-35, Beneficial Interests in Securitized Financial Assets (see Note 2 - Summary of Significant Accounting Policies).
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
(3) Other represents collateralized securities and equity investments.
Our portfolio composition, based on fair value at December 31, 2018 was as follows:

	December 31, 2018
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1) (2)
Senior Secured First Lien Debt	68.3%	9.6%
Senior Secured Second Lien Debt	11.8	12.1
Subordinated Debt	5.9	10.5
Collateralized Securities (3)	5.4	10.3
Equity/Other	8.6	—
Total	100.0%	9.2%
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
The weighted average risk ratings of our investments based on fair value was 2.29 and 2.23 as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, we had seven portfolio companies, which represented fourteen investments, on non-accrual status with a total principal amount of $156.5 million, amortized cost of $97.2 million, and fair value of $29.7 million which represented 5.0%, 3.7% and 1.2% of the investment portfolio's total principal, amortized cost and fair value, respectively. As of December 31, 2018, we had eight portfolio companies, which represented fourteen portfolio investments, on non-accrual status with a total principal amount of $171.4 million, amortized cost of $117.4 million, and fair value of $43.8 million, which represented 5.7%, 4.7% and 1.9% of the investment portfolio's total principal, amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding our non-accrual policy.
RESULTS OF OPERATIONS
Operating results for the three and six months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Total investment income	$62,052	$58,922	$123,153	$117,427
Total expenses	34,452	32,837	67,925	64,924
Income tax expense, including excise tax	501	270	963	540
Net investment gain (loss) attributable to non-controlling interests	7	—	9	(4)
Net investment income	$27,092	$25,815	$54,256	$51,967

 Investment Income
For the three and six months ended June 30, 2019, total investment income was $62.1 million and $123.2 million, respectively and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 9.7%. Included within total investment income was $0.6 million and $1.6 million, respectively, of fee income for the three and six months ended June 30, 2019. Fee income consists primarily of prepayment and amendment fees. For the three and six months ended June 30, 2018, total investment income was $58.9 million and $117.4 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.5 billion and a weighted average current yield of 8.6%. Included within total investment income was $1.4 million and $2.8 million, respectively, of fee income for the three and six months ended June 30, 2018. Fee income consists primarily of prepayment and amendment fees.

Operating Expenses
The composition of our operating expenses for the three and six months ended June 30, 2019 and 2018 was as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Management fees	$10,037	$10,079	$19,470	$20,035
Incentive fee on income	6,773	4,931	13,564	9,542
Interest and debt fees	14,116	13,783	27,374	27,233
Professional fees	1,428	1,704	3,135	2,836
Other general and administrative	1,646	1,879	3,474	4,343
Administrative services	197	199	393	399
Insurance	27	1	53	3
Directors' fees	228	261	462	533
Total operating expenses	$34,452	$32,837	$67,925	$64,924

For the three and six months ended June 30, 2019, we incurred $10.0 million and $19.5 million, respectively, of management fees. For the three and six months ended June 30, 2019, we incurred $6.8 million and $13.6 million, respectively, of incentive fees on income. For the three and six months ended June 30, 2018, we incurred $10.1 million and $20.0 million, respectively, of management fees. For the three and six months ended June 30, 2018, we incurred $4.9 million and $9.5 million, respectively, of incentive fees on income.
For the three and six months ended June 30, 2019, we incurred interest and debt fees of $14.1 million and $27.4 million, respectively. For the three and six months ended June 30, 2018, we incurred interest and debt fees of $13.8 million and $27.2 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, trustee fees, amortization of deferred financing costs and amortization of discount if applicable related to the Wells Fargo Credit Facility, Citi Credit Facility, UBS Credit Facility, 2023 Notes, 2022 Notes, 2020 Notes and the JPMC PB Account, each as defined herein in the section entitled "Borrowings". The increase in debt fees for the three and six months ended June 30, 2019 as compared to the same period in 2018 is a result of an increase in average debt outstanding, under the Company’s Credit Facilities, offset by a decrease in LIBOR rates.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments, foreign currency transactions and forward currency exchange contracts
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and foreign currency transactions, net of deferred taxes for the three and six months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net realized gain (loss)
Control investments	$—	$(394)	$(94)	$—
Affiliate investments	549	239	555	(40,789)
Non-affiliate investments	2,022	3,867	(523)	10,067
Net realized gain (loss) on foreign currency transactions	(48)	(9)	674	17
Total net realized gain (loss)	2,523	3,703	612	(30,705)
Net change in unrealized appreciation (depreciation) on investments
Control investments	17,083	2,476	28,749	(1,292)
Affiliate investments	(705)	(1,396)	8,767	39,174
Non-affiliate investments	(10,865)	(12,136)	1,385	(18,481)
Net unrealized deferred taxes	(4)	(238)	(486)	(779)
Total net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	5,509	(11,294)	38,415	18,622
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	(1,725)	16	(3,017)	331
Net change in unrealized depreciation from forward currency exchange contracts	(235)	(27)	(1,270)	(27)
Net realized and unrealized gain (loss)	$6,072	$(7,602)	$34,740	$(11,779)

Net realized and unrealized gain on investments and foreign currency transactions, net of deferred taxes, resulted in a net gain of $6.1 million and $34.7 million for the three and six months ended June 30, 2019 compared to a net loss of $7.6 million and $11.8 million, respectively, for the same periods in 2018. We look at net realized gains (losses) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.
The net realized and unrealized gain for the three and six months ended June 30, 2019 was primarily driven by unrealized appreciation on our Level 3 senior secured investments, partially offset by unrealized losses on our Level 2 senior secured investments. The net realized and unrealized loss for the three and six months ended June 30, 2018 was the result of approximately $30.0 million of realized loss on CLOs as a result of the Company's assessment for other than temporary impairment ("OTTI") in accordance with ASC 325-40. As this OTTI was previously reserved for as part of unrealized depreciation on CLOs, the movement between unrealized and realized gain (loss) during the period relates to the approximately $30.0 million realization and the offsetting reversal of approximately $30.0 million of previously reported unrealized depreciation of approximately $30.0 million. The remaining loss was driven by unrealized depreciation on investments.
Changes in Net Assets from Operations
For the three and six months ended June 30, 2019, we recorded a net increase in net assets resulting from operations of $33.2 million and $89.0, respectively, versus a net increase in net assets resulting from operations of $18.2 million and $40.2 million for the three and six months ended June 30, 2018. The increase is primarily attributable to greater unrealized gains on our investments. Based on the weighted average shares of common stock outstanding for the periods ended June 30, 2019 and 2018, respectively, our per share net increase in net assets resulting from operations was $0.17 and $0.47, respectively, for the three and six months ended June 30, 2019, versus a net increase in net assets resulting from operations of $0.10 and $0.22, respectively, for the three and six months ended June 30, 2018.
Cash Flows
For the six months ended June 30, 2019, net cash used in operating activities was $58.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments. The decrease in cash flows used in operating activities for the six months ended June 30, 2019 was primarily a result of purchases of investments of $522.1 million, offset by sales and repayments of investments of $374.2 million.

Net cash provided by financing activities of $135.3 million during the six months ended June 30, 2019 primarily related to proceeds from debt of $197.0 million, which was partially offset by repurchases of common stock of $18.6 million and payments of stockholder distributions of $43.6 million.
For the six months ended June 30, 2018, net cash provided by operating activities was $51.1 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments. The increase in cash flows provided by operating activities for the six months ended June 30, 2018 was primarily result of purchases of investments of $558.2 million, offset by sales and repayments of investments of $533.8 million and further offset by other miscellaneous operating activities.
Net cash used in financing activities of $43.3 million during the six months ended June 30, 2018 primarily related to net proceeds from the Wells Fargo Credit Facility, Citi Credit Facility, and the JPMC PB Account of $491.3 million offset by payments on debt of $469.8 million, net repurchases of common stock of $22.5 million and payments of stockholder distributions of $37.9 million.
Recent Developments
Distribution Reinvestment Plan (“DRIP”) Sales
From July 1, 2019 through the filing of this Form 10-Q, we issued 0.72 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $5.8 million.
Share Repurchase Program
On June 18, 2019, the Company offered to purchase no less than 2,000,000 and up to approximately 2,600,000 shares of its common stock pursuant to its SRP at a price equal to $7.96 per share. The offer expired on July 23, 2019 (the “Expiration Date”). As of the date of this filing and timing consistent with previous tender offers, the actual amount to be repurchased has not yet been finalized. Once final, the Company intends to file all necessary regulatory filings.
Liquidity and Capital Resources
We generate cash flows from fees, interest and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of June 30, 2019, we had issued 213.7 million shares of our common stock for gross proceeds of $2.2 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP.
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
Distributions
Our board of directors has authorized, and has declared, cash distributions payable on a monthly basis to stockholders of record on each day since it commenced operations. From November 2013 until July 2017, the distribution rate has been $0.002378082 per day, which is equivalent to $0.868 per annum, per share of common stock, except for 2016, where the daily distribution rate was $0.002371585 per day to accurately reflect 2016 being a leap year. In July 2017, the board of directors reduced the distribution rate with respect to our cash distributions to $0.00178082 per day, which is equivalent to $0.65 annually, per share of common stock.
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
The table below shows the components of the distributions we have declared and/or paid during the six months ended June 30, 2019 and 2018 (dollars in thousands).

	For the six months ended June 30,
	2019	2018
Distributions declared	$61,220	$57,743
Distributions paid	$61,561	$58,079
Portion of distributions paid in cash	$43,623	$37,941
Portion of distributions paid in DRIP shares	$17,938	$20,138
As of June 30, 2019, we had $10.2 million of distributions accrued and unpaid. As of December 31, 2018, we had $10.5 million of distributions accrued and unpaid.
We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets and non-capital gains proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the six months ended June 30, 2019 and 2018, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2019 will be reported to stockholders shortly after the end of the calendar year 2019 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
The following table sets forth the distributions declared during the six months ended June 30, 2019 and 2018 (dollars in thousands):

	For the six months ended June 30,
	2019	2018
Monthly distributions	$61,220	$57,743
Total distributions	$61,220	$57,743

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
Administration Agreement
On November 1, 2016, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three and six months ended June 30, 2019, the Company incurred $0.6 million and $1.2 million, respectively, in administrative service fees under the Administrative Agreement. For the three and six months ended June 30, 2018, the Company incurred $0.6 million and $1.3 million, respectively, in administrative service fees under the Administration Agreement.
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
Citi Credit Facility
On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into a credit facility as amended from time to time, (the “Citi Credit Facility”) with Citibank, N.A. as administrative agent and U.S. Bank as collateral agent, account bank and collateral custodian. The Citi Credit Facility, which was subsequently amended on October 14, 2015, provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility. On June 27, 2019, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, BDCA-CB Funding LLC, entered into an amendment (the "Amendment") to its Credit and Security Agreement with Citibank, N.A., dated as of June 27, 2014 (as amended from time to time, the "Credit Agreement"). The Amendment, among other things, (i) extends the end of the reinvestment period from July 1, 2019 to May 31, 2021 and (ii) extends the maturity date of the Credit Agreement from May 28, 2020 to May 31, 2022.
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
Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations at June 30, 2019 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$451,652	$—	$—	$451,652	$—
Citi Credit Facility (2)	333,500	—	333,500	—	—
2023 Notes (3)	59,745	—	—	59,745	—
2022 Notes (4)	149,422	—	—	149,422	—
2020 Notes (5)	99,630	—	99,630	—	—
Total contractual obligations	$1,093,949	$—	$433,130	$660,819	$—
______________

(1)	As of June 30, 2019, we had $148.3 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.

(2)	As of June 30, 2019, we had $66.5 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.

(3)	As of June 30, 2019, we had no unused borrowing capacity under the 2023 Notes.

(4)	As of June 30, 2019, we had no unused borrowing capacity under the 2022 Notes.

(5)	As of June 30, 2019, we had no unused borrowing capacity under the 2020 Notes.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of June 30, 2019, the Company had unfunded commitments on delayed draw term loans of $24.4 million (including $22.0 million of non-discretionary commitments and $2.4 million of discretionary commitments), unfunded commitments on revolver term loans of $28.4 million and unfunded equity capital discretionary commitments of $34.2 million. As of December 31, 2018, we had unfunded commitments on delayed draw term loans of $15.2 million, unfunded commitments on revolver term loans of $21.1 million and unfunded equity capital commitments of $0.5 million. The unfunded commitments are disclosed in our consolidated schedules of investments. We believe we maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.
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

As of June 30, 2019, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 1.99% and fixed rate debt, bearing a weighted average interest rate of 5.27% with a total carrying value (net of deferred financing costs) of $1,081.0 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 100 or 200 basis points assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 200 Basis Points	(16.07)%
(-) 100 Basis Points	(8.04)%
Base Interest Rate	—%
(+) 100 Basis Points	8.04%
(+) 200 Basis Points	16.07%
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of June 30, 2019, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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

At June 30, 2019, we had approximately $1,093.9 million of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $2.9 billion in total assets, (ii) a weighted average cost of funds of 4.80%, (iii) $1,310 million in debt outstanding (i.e., assumes that the $310.0 million principal amount of 2020 Notes, 2022 Notes and 2023 Notes sold and the full $1,000.0 million available to us under the revolving credit facilities we have with Wells Fargo and Citi is outstanding) and (iv) $1.5 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(23.30)%	(13.71)%	(4.13)%	5.45%	15.04%
___________________
(1) In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our June 30, 2019 total assets of at least 2.15%.
As of June 30, 2019, the Wells Fargo Facility provided for borrowings in an aggregate principal amount of up to $600.0 million on a committed basis, due May 9, 2023; the Citi Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, due May 31, 2022; the 2020 Unsecured Notes provided borrowings in an aggregate principal amount of $100.0 million, due September 1, 2020, the 2022 Unsecured Notes provided borrowings in an aggregate principal amount of $150.0 million, due December 30, 2022, and the 2023 Unsecured Notes provided borrowings in an aggregate principal amount of $60.0 million, due May 30, 2023. See Item 7 in the Annual Report filed on Form 10-K for more information about these financing arrangements.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2019 through April 30, 2019	—	$—	—	—
May 1, 2019 through May 31, 2019	—	$—	—	—
June 1, 2019 through June 30, 2019	—	$—	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

10.1
Sixth Amendment to Credit and Security Agreement, dated as of May 31, 2019, among BDCA-CB Funding, LLC, as borrower, the Lenders party thereto, Citibank, N.A., as administrative agent, and Business Development Corporation of America, as collateral manager (filed herewith).

10.2
Seventh Amendment to Credit and Security Agreement, dated as of June 27, 2019, among BDCA-CB Funding, LLC, as borrower, the Lenders party thereto, Citibank, N.A., as administrative agent, and Business Development Corporation of America, as collateral manager (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019 and herein incorporated by reference).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	August 13, 2019
/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 13, 2019