Form 10-Q
period 2019-09-30
Business Development Corp of America
filed 2019-11-12
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☐ No ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of November 8, 2019 was 189,857,137.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

PART I - FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $262,128 and $323,392, respectively)	$308,695	$307,680
Affiliate Investments, at fair value (amortized cost of $196,135 and $231,107, respectively)	135,991	176,560
Non-affiliate Investments, at fair value (amortized cost of $2,229,421 and $1,925,833, respectively)	2,132,059	1,850,474
Investments, at fair value (amortized cost of $2,687,684 and $2,480,332, respectively)	2,576,745	2,334,714
Cash and cash equivalents	98,497	96,692
Interest and dividends receivable	22,286	22,203
Receivable for unsettled trades	1,146	6,208
Prepaid expenses and other assets	2,335	2,514
Unrealized appreciation on forward currency exchange contracts	167	993
Total assets	$2,701,176	$2,463,324

LIABILITIES
Debt (net of deferred financing costs of $12,021 and $12,156, respectively)	$1,122,065	$884,522
Stockholder distributions payable	10,106	10,506
Management fees payable	10,269	9,711
Incentive fee on income payable	6,985	5,690
Accounts payable and accrued expenses	19,859	15,153
Payable for unsettled trades	53,592	32,921
Interest and debt fees payable	12,829	12,008
Payable for common stock repurchases	—	5
Directors' fees payable	54	89
Total liabilities	1,235,759	970,605
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 450,000,000 shares authorized; 214,796,323 issued and 189,180,961 outstanding at September 30, 2019, and 211,476,760 issued and 190,324,059 outstanding at December 31, 2018	189	190
Additional paid in capital	1,803,766	1,811,970
Total distributable loss	(338,538)	(323,127)
Total net assets attributable to Business Development Corporation of America	1,465,417	1,489,033
Net assets attributable to non-controlling interest	—	3,686
Total net assets	1,465,417	1,492,719

Total liabilities and net assets	$2,701,176	$2,463,324

Net asset value per share attributable to Business Development Corporation of America	$7.75	$7.82

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Investment income:
From control investments
Interest income	$4,464	$5,433	$14,369	$17,115
Dividend income	5,136	2,691	12,456	7,898
Fee and other income	2	—	2	20
Total investment income from control investments	9,602	8,124	26,827	25,033
From affiliate investments
Interest income	3,307	5,776	10,210	16,141
Dividend income	1,672	875	2,936	2,958
Fee and other income	6	3	12	8
Total investment income from affiliate investments	4,985	6,654	13,158	19,107
From non-affiliate investments
Interest income	46,976	43,497	140,950	128,281
Dividend income	—	84	1,756	309
Fee and other income	1,052	579	2,631	3,389
Total investment income from non-affiliate investments	48,028	44,160	145,337	131,979
Interest from cash and cash equivalents	577	244	1,023	490
Total investment income	63,192	59,182	186,345	176,609
Operating expenses:
Management fees	10,269	10,082	29,739	30,117
Incentive fee on income	6,985	6,450	20,549	15,992
Interest and debt fees	14,131	13,862	41,505	41,095
Professional fees	1,207	1,639	4,342	4,475
Other general and administrative	1,871	1,161	5,345	5,504
Administrative services	199	195	592	594
Insurance	26	—	79	3
Directors' fees	226	227	688	760
Total expenses	34,914	33,616	102,839	98,540

Income tax (benefit) expense, including excise tax	338	(270)	1,301	270
Net investment gain attributable to non-controlling interests	—	37	9	32
Net investment income	27,940	25,799	82,196	77,767

Realized and unrealized gain (loss):
Net realized gain (loss)
Control investments	(41,306)	—	(41,400)	—
Affiliate investments	928	503	1,483	(40,287)
Non-affiliate investments	2,183	(178)	1,660	9,889
Net realized gain (loss) on foreign currency transactions	(242)	—	432	17
Total net realized gain (loss)	(38,437)	325	(37,825)	(30,381)

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net change in unrealized appreciation (depreciation) on investments
Control investments	33,530	4,548	62,279	3,257
Affiliate investments	(13,964)	(5,508)	(5,197)	33,666
Non-affiliate investments	(23,788)	4,268	(22,403)	(14,213)
Net change in deferred taxes	2,225	(107)	1,739	(886)
Total net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	(1,997)	3,201	36,418	21,824
Net change in unrealized depreciation attributable to non-controlling interests	—	(567)	(3,017)	(236)
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	444	(275)	(826)	(302)
Net realized and unrealized gain (loss)	(39,990)	2,684	(5,250)	(9,095)
Net increase (decrease) in net assets resulting from operations	$(12,050)	$28,483	$76,946	$68,672

Per share information - basic and diluted
Net investment income	$0.15	$0.14	$0.43	$0.43
Net increase (decrease) in net assets resulting from operations	$(0.06)	$0.16	$0.41	$0.38
Weighted average shares outstanding	190,060,251	178,984,007	189,973,074	179,087,323

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the nine months ended September 30,
	2019	2018
Operations:
Net investment income	$82,196	$77,767
Net realized loss from investments	(38,257)	(30,398)
Net realized gain on foreign currency transactions	432	17
Net change in unrealized appreciation on investments	34,679	22,710
Net change in deferred taxes	1,739	(886)
Net change in unrealized depreciation attributable to non-controlling interests	(3,017)	(236)
Net change in unrealized depreciation from forward currency exchange contracts	(826)	(302)
Net increase in net assets resulting from operations	76,946	68,672
Stockholder distributions:
Distributions	(92,357)	(87,066)
Net decrease in net assets from stockholder distributions	(92,357)	(87,066)
Capital share transactions:
Acquisition of non-controlling interest	1,281	—
Reinvestment of stockholder distributions	26,587	29,766
Repurchases of common stock	(36,073)	(42,310)
Net decrease in net assets from capital share transactions	(8,205)	(12,544)
Total decrease in net assets, before non-controlling interest	(23,616)	(30,938)
Increase (decrease) in non-controlling interest	(3,686)	268
Total decrease in net assets	(27,302)	(30,670)
Net assets at beginning of period	1,492,719	1,494,516
Net assets at end of period	$1,465,417	$1,463,846

Net asset value per common share attributable to Business Development Corporation of America	$7.75	$8.20
Common shares outstanding at end of period	189,180,961	178,224,771

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the nine months ended September 30,
	2019	2018
Operating activities:
Net increase in net assets resulting from operations	$76,946	$68,672
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(3,695)	(3,653)
Net accretion of discount on investments	(6,979)	(6,395)
Amortization of deferred financing costs	2,666	2,406
Amortization of discount on unsecured notes	408	384
Sales and repayments of investments	560,575	915,719
Purchases of investments	(795,510)	(909,813)
Net realized loss from investments	38,257	30,398
Net realized gain on foreign currency transactions	(432)	(17)
Net change in unrealized appreciation on investments	(34,679)	(22,710)
Net change in unrealized depreciation from forward currency exchange contracts	826	302
(Increase) decrease in operating assets:
Interest and dividends receivable	(83)	(4,607)
Receivable for unsettled trades	5,062	1,729
Prepaid expenses and other assets	179	3,560
Increase (decrease) in operating liabilities:
Management fees payable	558	150
Incentive fee on income payable	1,295	1,892
Accounts payable and accrued expenses	4,706	3,549
Payable for unsettled trades	20,671	(35,304)
Interest and debt fees payable	821	1,402
Directors' fees payable	(35)	(6)
Net cash provided by (used in) operating activities	(128,443)	47,658

Financing activities:
Acquisition of non-controlling interest	1,281	—
Repurchases of common stock	(36,078)	(42,310)
Proceeds from debt	282,000	634,298
Payments on debt	(45,000)	(552,791)
Payments of financing costs	(2,531)	(3,993)
Stockholder distributions	(66,170)	(57,703)
Increase (decrease) in non-controlling interest	(3,686)	268
Net cash provided by (used in) financing activities	129,816	(22,231)

Net increase in cash and cash equivalents	1,373	25,427
Effect of foreign currency exchange rates	432	17
Cash and cash equivalents, beginning of period	96,692	99,822
Cash and cash equivalents, end of period	$98,497	$125,266

Supplemental information:
Interest paid during the period	$37,431	$36,852
Taxes, including excise tax, paid during the period	$53	$52
Distributions reinvested	$26,587	$29,766

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2019 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 122.1% (b)
Abaco Systems Holding Corp. (c) (i)	Industrials	L+6.00% (8.34%), 12/7/2021	$23,275	$23,068	$23,275	1.6%
ABC Financial Intermediate, LLC (j)	Technology	L+4.25% (6.28%), 1/2/2025	12,401	12,349	12,308	0.9%
Accentcare, Inc. (c) (j)	Healthcare	L+5.00% (7.28%), 6/22/2026	13,506	13,375	13,375	0.9%
Acrisure, LLC (i) (j)	Financials	L+4.25% (6.35%), 11/22/2023	20,315	20,306	20,188	1.4%
AHP Health Partners, Inc. (i)	Healthcare	L+4.50% (6.54%), 6/30/2025	19,936	19,782	19,961	1.4%
Aldevron, LLC (i)	Healthcare	L+4.25% (6.23%), 10/13/2026	11,370	11,256	11,398	0.8%
Aleris International, Inc. (j)	Industrials	L+4.75% (6.79%), 2/27/2023	21,149	21,032	21,149	1.4%
Allied Universal Security Services, LLC (j)	Business Services	L+4.25% (6.51%), 7/10/2026	6,066	6,007	6,069	0.4%
Alvogen Pharma US, Inc. (c) (j)	Healthcare	L+4.75% (6.79%), 4/1/2022	12,991	12,933	11,692	0.8%
AM General, LLC (c) (i)	Industrials	L+7.25% (9.31%), 12/28/2021	1,672	1,672	1,672	0.1%
American Greetings Corp. (j)	Consumer	L+4.50% (6.54%), 4/5/2024	1,742	1,715	1,726	0.1%
AMI Entertainment Network, LLC (c) (i)	Media/Entertainment	L+5.50% (7.63%), 7/21/2022	3,667	3,613	3,612	0.2%
AMI Entertainment Network, LLC (c) (i)	Media/Entertainment	L+5.50% (7.60%), 7/21/2022	13,098	12,951	12,901	0.9%
AP Gaming I, LLC (a) (j)	Gaming/Lodging	L+3.50% (5.54%), 2/15/2024	7,641	7,635	7,586	0.5%
AP NMT Acquisition B.V. (a) (j)	Media/Entertainment	L+5.75% (8.07%), 8/13/2021	6,517	6,527	6,423	0.4%
Aq Carver Buyer, Inc. (i)	Business Services	L+5.00% (7.05%), 9/23/2025	9,415	8,662	9,321	0.6%
AqGen Ascensus, Inc. (j)	Business Services	L+4.00% (6.10%), 12/5/2022	9,416	9,406	9,434	0.6%
Arch Global Precision, LLC (c) (i)	Industrials	L+4.75% (6.79%), 4/1/2026	7,484	7,413	7,410	0.5%
Athenahealth, Inc. (j)	Healthcare	L+4.50% (6.68%), 2/11/2026	12,825	12,658	12,777	0.9%
Avaya Holdings Corp. (a) (j)	Technology	L+4.25% (6.28%), 12/16/2024	26,182	25,992	24,824	1.7%
Aveanna Healthcare, LLC (c) (j)	Healthcare	L+4.25% (6.29%), 3/18/2024	786	737	759	0.1%
Aveanna Healthcare, LLC (c) (j)	Healthcare	L+5.50% (7.54%), 3/18/2024	6,037	5,809	6,037	0.4%
Axiom Global, Inc. (c) (i)	Business Services	L+4.75% (6.85%), 9/30/2026	10,974	10,864	10,864	0.7%
BBB Industries, LLC (j)	Transportation	L+4.50% (6.59%), 8/1/2025	11,170	11,126	10,919	0.7%
BCP Raptor, LLC (j)	Energy	L+4.25% (6.29%), 6/24/2024	19,082	18,944	17,489	1.2%
BCP Renaissance, LLC (j)	Energy	L+3.50% (5.76%), 10/31/2024	3,429	3,416	3,268	0.2%
Black Mountain Sand, LLC (c)	Energy	L+9.00% (11.13%), 11/30/2021	13,050	12,932	12,854	0.9%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2019 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Black Mountain Sand, LLC (c)	Energy	L+9.00% (11.32%), 11/30/2021	$13,050	$12,944	$12,854	0.9%
Blackboard, Inc. (i) (j)	Software/Services	L+5.00% (7.30%), 6/30/2021	14,600	14,544	14,549	1.0%
BMC Software Finance, Inc. (j)	Technology	L+4.25% (6.29%), 10/2/2025	23,134	22,935	22,239	1.5%
Bomgar Corp. (j)	Technology	L+4.00% (6.26%), 4/18/2025	1,967	1,960	1,883	0.1%
BrightSpring Health Holdings Corp. (j)	Healthcare	L+4.50% (6.57%), 3/5/2026	4,988	4,947	4,993	0.3%
California Resources Corp. (a) (j)	Energy	L+4.75% (6.79%), 12/30/2022	12,259	12,098	10,859	0.7%
CareCentrix, Inc. (i) (j)	Healthcare	L+4.50% (6.60%), 4/3/2025	19,986	19,909	19,986	1.4%
CCW, LLC (c)	Food & Beverage	L+7.00% (9.06%), 3/22/2021	1,300	1,300	1,235	0.1%
CCW, LLC (c) (i)	Food & Beverage	L+7.00% (9.06%), 3/22/2021	26,869	26,727	25,525	1.7%
CDHA Holdings, LLC (c)	Healthcare	L+6.00% (8.11%), 8/24/2023	555	547	555	0.0%
CDHA Holdings, LLC (c)	Healthcare	L+6.00% (8.11%), 8/24/2023	430	430	430	0.0%
CDHA Holdings, LLC (c) (i)	Healthcare	L+6.00% (8.11%), 8/24/2023	15,640	15,457	15,640	1.1%
CDS U.S. Intermediate Holdings, Inc. (a) (i) (j)	Media/Entertainment	L+3.75% (5.85%), 7/8/2022	3,990	3,908	3,774	0.3%
Chloe Ox Parent, LLC (i)	Healthcare	L+4.50% (6.60%), 12/23/2024	11,507	11,419	11,435	0.8%
Clarion Events, Ltd. (a) (j)	Business Services	L+5.00% (7.12%), 9/30/2024	10,445	10,276	10,288	0.7%
Clover Technologies Group, LLC (j)	Industrials	L+4.50% (6.54%), 5/8/2020	12,223	12,210	6,635	0.5%
Cold Spring Brewing, Co. (c) (i)	Food & Beverage	L+4.75% (6.80%), 5/15/2024	3,031	2,984	3,031	0.2%
Community Care Health Network, LLC (j)	Healthcare	L+4.75% (6.79%), 2/17/2025	5,089	5,074	5,063	0.3%
CONSOL Energy, Inc. (a) (j)	Industrials	L+4.50% (6.55%), 9/27/2024	4,130	4,111	4,089	0.3%
Conterra Ultra Broadband, LLC (j)	Telecom	L+4.50% (6.55%), 4/30/2026	5,021	4,998	5,028	0.3%
Corfin Industries, LLC (c) (i)	Industrials	L+5.50% (7.76%), 2/15/2024	8,507	8,383	8,507	0.6%
Crown Subsea Communications Holding, Inc. (c) (j)	Industrials	L+6.00% (8.10%), 11/3/2025	6,473	6,417	6,473	0.4%
CRS-SPV, Inc. (c) (o)	Industrials	L+4.50% (6.56%), 3/8/2020	62	62	62	0.0%
Deva Holdings, Inc. (c) (i)	Consumer	L+5.50% (7.61%), 10/31/2023	7,137	7,191	7,137	0.5%
Digicel Group, Ltd. (a)	Telecom	8.75% 5/25/2024	10,607	10,553	10,024	0.7%
Dynasty Acqusition Co., Inc. (j)	Industrials	L+4.00% (6.10%), 4/6/2026	3,881	3,867	3,896	0.3%
Dynasty Acqusition Co., Inc. (j)	Industrials	L+4.00% (6.10%), 4/6/2026	2,086	2,079	2,095	0.1%
Eagle Rx, LLC (c) (i)	Healthcare	L+4.75% (6.85%), 12/31/2021	26,557	26,554	26,557	1.8%
Envision Healthcare Corp. (j)	Healthcare	L+3.75% (5.79%), 10/10/2025	3,980	3,809	3,235	0.2%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2019 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Florida Food Products, LLC (c)	Food & Beverage	L+6.75% (8.79%), 9/6/2023	$1,416	$1,416	$1,387	0.1%
Florida Food Products, LLC (c) (i)	Food & Beverage	L+6.75% (8.79%), 9/6/2025	22,170	21,701	21,682	1.5%
Foresight Energy, LLC (j)	Industrials	L+5.75% (7.87%), 3/28/2022	5,919	5,884	3,137	0.2%
Frank Entertainment Group, LLC (c) (l) (p) (t)	Media/Entertainment	L+9.00% (11.03%), 12/31/2019	810	723	—	—%
Frank Entertainment Group, LLC (c) (p) (t)	Media/Entertainment	6.00% 12/31/2019	2,540	1,466	—	—%
Frontier Communications Corp.	Telecom	8.00% 4/1/2027	15,332	15,341	16,209	1.1%
Frontier Communications Corp. (j)	Telecom	L+3.75% (5.80%), 6/17/2024	9,844	9,658	9,812	0.7%
Gold Standard Baking, Inc. (c) (l)	Food & Beverage	L+6.50% (8.63%), 7/25/2022	3,036	2,184	1,215	0.1%
Green Energy Partners/Stonewall, LLC (j)	Energy	L+5.50% (7.60%), 11/15/2021	1,002	1,001	960	0.1%
Green Energy Partners/Stonewall, LLC (j)	Energy	L+5.50% (7.60%), 11/15/2021	1,327	1,325	1,271	0.1%
HC2 Holdings, Inc.	Industrials	11.50% 12/1/2021	10,796	10,696	9,500	0.6%
HireRight, Inc. (i)	Business Services	L+3.75% (5.79%), 7/11/2025	2,992	2,970	2,906	0.2%
ICR Operations, LLC (c)	Business Services	L+5.00% (7.10%), 3/26/2024	98	96	98	0.0%
ICR Operations, LLC (c) (i)	Business Services	L+5.00% (7.10%), 3/26/2025	17,365	17,085	17,365	1.2%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+5.75% (7.88%), 7/31/2024	46	46	45	0.0%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+5.75% (7.86%), 7/31/2023	161	161	157	0.0%
Ideal Tridon Holdings, Inc. (c) (i)	Industrials	L+5.75% (7.86%), 7/31/2024	839	823	822	0.1%
Ideal Tridon Holdings, Inc. (c) (i)	Industrials	L+5.75% (8.01%), 7/31/2023	28,622	28,265	28,050	1.9%
Integral Ad Science, Inc. (c) (l)	Software/Services	L+7.25% (9.30%), 7/19/2024	14,333	14,107	14,333	1.0%
Integrated Efficiency Solutions, Inc. (c)	Industrials	L+10.25% (12.35%), 6/30/2022	3,658	3,657	3,344	0.2%
Intelsat Jackson Holdings, SA (a) (j)	Telecom	L+4.50% (6.55%), 1/2/2024	10,000	10,189	10,108	0.7%
Internap Corp. (c) (i) (l)	Business Services	L+7.00% (9.06%), 4/6/2022	11,823	11,811	8,560	0.6%
International Cruise & Excursions, Inc. (c) (i)	Business Services	L+5.25% (7.29%), 6/6/2025	5,014	4,969	5,014	0.3%
IPC Corp. (j)	Software/Services	L+4.50% (6.76%), 8/6/2021	3,784	3,754	3,126	0.2%
Iri Holdings, Inc. (j)	Business Services	L+4.50% (6.62%), 12/1/2025	4,963	4,918	4,767	0.3%
J.D. Power & Associates (j)	Business Services	L+3.75% (5.79%), 9/7/2023	3,557	3,517	3,558	0.2%
K2 Intelligence Holdings, Inc. (c) (i)	Business Services	L+4.75% (6.85%), 9/23/2024	11,667	11,434	11,434	0.8%
Kahala Ireland OpCo Designated Activity Company (a) (c) (l) (o)	Transportation	L+8.00% (13.00%), 12/22/2028	67,549	67,549	67,549	4.6%
Kaman Distribution Corp. (c) (i)	Industrials	L+5.00% (7.13%), 8/26/2026	21,552	19,612	19,612	1.3%
Kissner Milling Co. Ltd. (a)	Industrials	8.38% 12/1/2022	11,294	11,531	11,762	0.8%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2019 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Lakeland Tours, LLC (i) (j)	Education	L+3.75% (5.90%), 12/16/2024	$9,264	$9,209	$9,283	0.6%
Lakeview Health Holdings, Inc. (c) (t)	Healthcare	L+8.75% (11.07%), 12/15/2021	124	124	52	0.0%
Lakeview Health Holdings, Inc. (c) (t)	Healthcare	L+8.75% (10.81%), 12/15/2021	3,554	2,665	1,497	0.1%
LightSquared, LP (l)	Telecom	L+8.75% (10.85%), 12/7/2020	13,736	13,106	10,829	0.8%
Lionbridge Technologies, Inc. (c) (i) (j)	Business Services	L+5.50% (7.54%), 2/28/2024	15,960	15,896	15,960	1.1%
McDermott International, Inc. (a) (j)	Industrials	L+5.00% (7.10%), 5/12/2025	9,899	9,814	6,224	0.4%
MCS Acquisition Corp. (c)	Business Services	L+4.75% (6.79%), 5/20/2024	14,045	14,004	6,039	0.4%
MED Parentco, LP (j)	Healthcare	L+4.25% (6.29%), 8/31/2026	5,760	5,702	5,704	0.4%
Medallion Midland Acquisition, LP (j)	Energy	L+3.25% (5.29%), 10/30/2024	4,372	4,364	4,237	0.3%
Medical Depot Holdings, Inc. (c) (i)	Healthcare	L+5.50% (7.60%), 1/3/2023	18,757	17,818	14,105	1.0%
MGTF Radio Company, LLC (c)	Media/Entertainment	L+6.00% (8.05%), 4/1/2024	59,317	59,162	55,165	3.8%
Micross Solutions, LLC (c)	Software/Services	L+5.00% (7.14%), 8/7/2023	3,089	2,970	3,089	0.2%
Midwest Can Company, LLC (c)	Paper & Packaging	P+4.00% (9.00%), 4/11/2023	78	78	77	0.0%
Midwest Can Company, LLC (c) (i)	Paper & Packaging	L+5.00% (7.06%), 4/11/2024	4,633	4,598	4,633	0.3%
Miller Environmental Group, Inc. (c) (i)	Business Services	L+6.50% (8.88%), 3/15/2024	11,609	11,402	11,388	0.8%
MLN US Holdco, LLC (a) (j)	Technology	L+4.50% (6.61%), 11/28/2025	11,427	11,394	10,570	0.7%
MMM Holdings, LLC (c) (i)	Healthcare	L+6.00% (8.06%), 3/15/2023	3,434	3,379	3,434	0.2%
MMM Holdings, LLC (c) (i)	Healthcare	L+6.00% (8.05%), 3/15/2023	20,064	19,786	20,064	1.4%
Monitronics International, Inc.	Business Services	L+6.50% (8.60%), 3/29/2024	7,594	7,610	6,948	0.5%
Montreign Operating Company, LLC (c)	Gaming/Lodging	L+8.25% (10.37%), 1/24/2023	26,749	26,472	23,619	1.6%
Mood Media Corp. (c) (i)	Media/Entertainment	L+7.25% (9.35%), 6/28/2022	13,984	13,810	13,145	0.9%
Murray Energy Holdings Co. (j)	Industrials	L+7.25% (9.35%), 10/17/2022	9,161	9,048	3,440	0.2%
Muth Mirror Systems, LLC (c) (i)	Technology	L+5.25% (7.39%), 4/23/2025	15,857	15,563	15,588	1.1%
National Technical Systems, Inc. (c) (i)	Business Services	L+6.25% (8.35%), 6/14/2021	17,514	17,459	16,464	1.1%
Navitas Midstream Midland Basin, LLC (c) (j)	Energy	L+4.50% (6.54%), 12/13/2024	13,360	13,338	13,010	0.9%
Neon Holdings, Inc.	Chemicals	10.13% 4/1/2026	1,823	1,791	1,836	0.1%
New Amsterdam Software Bidco, LLC (c) (i)	Technology	L+5.00% (7.10%), 5/1/2026	6,150	6,034	6,027	0.4%
New Star Metals, Inc. (c) (i)	Industrials	L+6.00% (8.11%), 6/29/2023	22,752	22,338	22,752	1.6%
NexSteppe, Inc. (c) (l) (o) (t)	Chemicals	12.00% 12/31/2019	2,201	1,750	—	—%
NexSteppe, Inc. (c) (l) (o) (t)	Chemicals	12.00% 12/31/2019	14,825	10,453	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2019 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Norvax, LLC (c)	Business Services	L+6.50% (8.55%), 9/12/2025	$11,518	$11,232	$11,230	0.8%
NTM Acquisition Corp. (c) (i)	Media/Entertainment	L+6.25% (8.29%), 6/7/2022	19,290	19,166	19,291	1.3%
Office Depot, Inc. (a) (j)	Retail	L+5.25% (7.31%), 11/8/2022	5,175	5,110	5,207	0.4%
ORG Chemical Holdings, LLC (c) (g)	Chemicals	L+5.75% (7.86%), 6/30/2022	1,103	1,103	1,072	0.1%
ORG Chemical Holdings, LLC (c) (i)	Chemicals	L+5.75% (7.86%), 6/30/2022	22,201	21,957	21,579	1.5%
ORG GC Holdings, LLC (c) (i)	Business Services	L+6.00% (8.11%), 7/31/2022	21,689	21,505	21,689	1.5%
Passport Food Group, LLC (c)	Food & Beverage	L+11.00% (13.33%), 3/31/2022	4,470	2,905	324	0.0%
PeopLease Holdings, LLC (c) (i)	Business Services	L+8.25% (10.36%), 2/26/2021	20,000	19,943	19,400	1.3%
PGX Holdings, Inc. (c) (j)	Consumer	L+5.25% (7.30%), 9/29/2020	11,911	11,894	11,077	0.8%
PlayPower, Inc. (i)	Industrials	L+5.50% (7.60%), 5/8/2026	26,452	26,076	26,584	1.8%
Premier Dental Services, Inc. (i) (j)	Healthcare	L+5.25% (7.29%), 6/30/2023	32,437	32,267	32,194	2.2%
Premier Global Services, Inc. (j)	Telecom	L+6.50% (8.69%), 6/8/2023	8,586	8,389	5,289	0.4%
PSKW, LLC (c)	Healthcare	L+7.69% (9.79%), 11/26/2021	17,750	17,622	17,750	1.2%
PSKW, LLC (c)	Healthcare	L+7.69% (9.79%), 11/25/2021	1,972	1,951	1,972	0.1%
PSKW, LLC (c)	Healthcare	L+7.69% (9.79%), 11/25/2021	1,930	1,918	1,930	0.1%
PSKW, LLC (c) (i)	Healthcare	L+4.25% (6.35%), 11/26/2021	1,220	1,215	1,220	0.1%
PT Network, LLC (c) (i) (l)	Healthcare	L+7.50% (9.80%), 11/30/2023	16,695	16,614	14,975	1.0%
Questex, Inc. (c) (i)	Media/Entertainment	L+5.00% (7.11%), 9/9/2024	16,029	15,765	16,029	1.1%
Red River Technology, LLC (c) (i)	Business Services	L+5.00% (7.10%), 8/30/2024	23,728	23,378	23,372	1.6%
Reddy Ice Corp. (c) (i)	Food & Beverage	L+5.50% (7.82%), 7/1/2025	19,589	19,026	19,015	1.3%
Refinitiv US Holdings, Inc.	Business Services	L+3.75% (5.79%), 10/1/2025	2,992	2,948	3,007	0.2%
Regionalcare Hospital Partners Holdings, Inc. (j)	Healthcare	L+4.50% (6.55%), 11/14/2025	19,850	19,507	19,853	1.4%
Resco Products, Inc. (c)	Industrials	L+6.25% (8.29%), 3/7/2020	10,000	10,000	10,000	0.7%
Safety Products/JHC Acquisition Corp. (j)	Industrials	L+4.50% (6.54%), 6/28/2026	17,761	17,602	17,384	1.2%
Schenectady International Group, Inc. (j)	Chemicals	L+4.75% (7.06%), 10/15/2025	19,643	19,194	19,078	1.3%
SCUF Gaming, Inc. (c)	Consumer	L+8.50% (10.54%), 12/7/2021	5,477	4,763	4,847	0.3%
SFR Group, SA (a) (i)	Telecom	L+3.69% (5.72%), 2/2/2026	15,000	14,963	14,878	1.0%
SFR Group, SA (a) (i) (j)	Telecom	L+4.00% (6.03%), 8/14/2026	13,000	12,891	12,957	0.9%
Shields Health Solutions Holdings, LLC (c) (i)	Healthcare	L+5.00% (7.04%), 8/14/2026	6,980	6,910	6,910	0.5%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2019 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
SitusAMC Holdings Corp. (c) (i)	Financials	L+4.75% (6.79%), 6/30/2025	$8,508	$8,384	$8,387	0.6%
Skillsoft Corp. (j)	Technology	L+4.75% (6.95%), 4/28/2021	24,585	23,618	19,779	1.3%
Squan Holding Corp. (c) (l)	Telecom	L+7.00% (9.11%), 6/30/2020	16,408	16,181	13,455	0.9%
SSH Group Holdings, Inc. (j)	Education	L+4.25% (6.29%), 7/30/2025	10,763	10,730	10,749	0.7%
Subsea Global Solutions, LLC (c)	Business Services	L+7.00% (9.31%), 3/29/2023	330	330	317	0.1%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (9.13%), 3/29/2023	8,348	8,231	8,022	0.5%
Tax Defense Network, LLC (c) (l) (p) (t)	Consumer	L+6.00% (10.00%), 4/30/2020	5,184	3,833	1,244	0.1%
Tax Defense Network, LLC (c) (l) (p) (t)	Consumer	L+6.00% (10.00%), 4/30/2020	29,204	21,646	7,009	0.5%
The Dun & Bradstreet Corp. (j)	Business Services	L+5.00% (7.05%), 2/6/2026	10,000	9,817	10,059	0.7%
TIBCO Software, Inc. (j)	Technology	L+4.00% (6.07%), 6/30/2026	5,000	5,000	5,002	0.3%
Tillamook Country Smoker, LLC (c)	Food & Beverage	L+5.75% (8.07%), 5/19/2022	1,483	1,483	1,438	0.1%
Tillamook Country Smoker, LLC (c) (i)	Food & Beverage	L+5.75% (7.91%), 5/19/2022	10,142	10,061	9,847	0.7%
Tivity Health, Inc. (a) (j)	Healthcare	L+4.25% (6.29%), 3/8/2024	1,641	1,626	1,627	0.1%
Tivity Health, Inc. (a) (j)	Healthcare	L+5.25% (7.29%), 3/6/2026	4,396	4,295	4,362	0.3%
Trademark Global, LLC (c)	Consumer	L+6.00% (8.04%), 10/31/2021	2,072	2,072	2,072	0.1%
Traverse Midstream Partners, LLC (j)	Energy	L+4.00% (6.05%), 9/27/2024	16,263	15,867	14,271	1.0%
Trilogy International Partners, LLC (a)	Telecom	8.88% 5/1/2022	14,875	14,833	14,308	1.0%
University of St. Augustine Acquisition Corp. (c) (i)	Education	L+4.75% (6.80%), 2/2/2026	24,064	23,519	23,583	1.6%
USF S&H Holdco, LLC (c)	Health/Fitness	L+5.75% (7.86%), 3/20/2023	1,050	1,050	1,050	0.1%
USF S&H Holdco, LLC (c) (i)	Health/Fitness	L+5.75% (7.85%), 3/19/2024	24,063	23,795	24,063	1.7%
Veritext Corp. (i)	Business Services	L+3.75% (5.85%), 8/1/2025	4,987	4,987	4,964	0.3%
Vertex Aerospace Services Corp. (i)	Industrials	L+4.50% (6.54%), 6/30/2025	8,748	8,712	8,765	0.6%
Von Drehle Corp. (c) (i) (l)	Paper & Packaging	L+11.50% (13.60%), 3/6/2023	26,584	26,308	23,740	1.6%
Vyaire Medical, Inc. (c) (j)	Healthcare	L+4.75% (7.07%), 4/16/2025	8,873	8,589	7,985	0.5%
WaterBridge Midstream Operating, LLC (j)	Energy	L+5.75% (7.83%), 6/22/2026	11,864	11,591	11,434	0.8%
WMK, LLC (c)	Business Services	L+5.75% (7.79%), 9/5/2025	1,828	1,820	1,828	0.1%
WMK, LLC (c)	Business Services	L+5.75% (7.85%), 9/5/2024	1,222	1,222	1,222	0.1%
WMK, LLC (c) (i)	Business Services	L+5.75% (7.79%), 9/5/2025	20,231	19,889	20,231	1.4%
Xplornet Communications, Inc. (a) (i) (j)	Telecom	L+4.00% (6.10%), 9/9/2021	15,888	15,848	15,848	1.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2019 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
YummyEarth, Inc. (c)	Food & Beverage	L+7.00% (9.02%), 8/1/2025	$2,626	$1,917	$2,626	0.2%
Sub Total Senior Secured First Lien Debt				$1,893,967	$1,789,730	122.1%

Senior Secured Second Lien Debt - 21.3% (b)
Accentcare, Inc. (c) (i)	Healthcare	L+8.75% (11.03%), 6/21/2027	$17,795	$17,366	$17,357	1.2%
Anchor Glass Container Corp. (c)	Paper & Packaging	L+7.75% (9.81%), 12/6/2024	20,000	19,845	11,400	0.8%
Astro AB Merger Sub, Inc. (a) (c) (i)	Financials	L+7.50% (9.76%), 4/28/2023	7,758	7,758	7,758	0.5%
Asurion Corp. (j)	Business Services	L+6.50% (8.54%), 8/4/2025	17,668	17,803	17,942	1.2%
Avatar Purchaser, Inc. (c) (j)	Software/Services	L+7.50% (10.13%), 11/17/2025	11,716	11,447	11,259	0.8%
Aveanna Healthcare, LLC (c)	Healthcare	L+8.00% (10.04%), 3/17/2025	15,000	14,845	14,190	1.0%
Baker Hill Acquisition, LLC (c)	Financials	L+11.00% (13.33%), 3/22/2021	3,017	1,508	1,584	0.1%
Baker Hill Acquisition, LLC (c)	Financials	L+11.00% (13.33%), 3/22/2021	447	410	447	0.0%
Boston Market Corp. (c)	Food & Beverage	L+4.50% (6.81%), 1/9/2021	3,701	3,701	3,701	0.3%
Boston Market Corp. (c)	Food & Beverage	L+8.25% (10.36%), 1/18/2021	26,328	24,150	13,164	0.9%
Boston Market Corp. (c)	Food & Beverage	L+4.50% (6.84%), 1/9/2021	926	926	926	0.1%
BrandMuscle Holdings, Inc. (c)	Business Services	L+8.50% (10.82%), 6/1/2022	24,500	24,298	24,500	1.7%
Carlisle FoodService Products, Inc. (c) (i)	Consumer	L+7.75% (9.79%), 3/20/2026	10,719	10,546	10,719	0.7%
CDS U.S. Intermediate Holdings, Inc. (a) (c)	Media/Entertainment	L+8.25% (10.35%), 7/10/2023	9,177	8,930	8,287	0.6%
Constellis Holdings, LLC (c)	Business Services	L+9.00% (11.26%), 4/21/2025	1,117	1,117	279	0.0%
Dentalcorp Perfect Smile, ULC (a) (c)	Healthcare	L+7.50% (9.54%), 6/8/2026	10,139	10,053	10,139	0.7%
Dimora Brands, Inc. (c)	Consumer	L+8.50% (10.54%), 8/25/2025	4,464	4,463	4,464	0.3%
Edelman Financial Services, LLC (a) (j)	Financials	L+6.75% (8.81%), 7/20/2026	6,764	6,735	6,747	0.5%
Frank Entertainment Group, LLC (c) (l) (p) (t)	Media/Entertainment	12.00% 12/31/2019	724	—	—	—%
Hyland Software, Inc. (c) (i)	Technology	L+7.00% (9.04%), 7/7/2025	6,904	6,931	6,904	0.5%
ICP Industrial, Inc. (c)	Chemicals	L+8.25% (10.31%), 5/3/2024	5,588	5,587	5,588	0.4%
KidKraft, Inc. (c) (l)	Consumer	12.00% 3/31/2022	6,357	6,294	6,071	0.4%
MLN US Holdco, LLC (a) (c) (i)	Technology	L+8.75% (10.86%), 11/30/2026	3,000	2,946	2,540	0.2%
Navicure, Inc. (c)	Healthcare	L+7.50% (9.54%), 10/31/2025	1,341	1,341	1,341	0.1%
Northstar Financial Services Group, LLC (c)	Financials	L+7.50% (9.54%), 5/25/2026	2,666	2,655	2,666	0.2%
PetVet Care Centers, LLC (c)	Healthcare	L+6.25% (8.29%), 2/13/2026	3,539	3,525	3,461	0.2%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2019 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
PI US Holdco III, Ltd. (a) (c)	Financials	L+7.25% (9.29%), 12/22/2025		$6,696	$6,643	$6,562	0.4%
ProAmpac, LLC (c)	Paper & Packaging	L+8.50% (10.62%), 11/18/2024		3,352	3,351	3,352	0.2%
Project Boost Purchaser, LLC (c)	Business Services	L+8.00% (10.04%), 5/31/2027		1,848	1,848	1,848	0.1%
QuickBase, Inc. (c)	Technology	L+8.00% (10.07%), 4/2/2027		7,484	7,344	7,334	0.5%
Recess Holdings, Inc. (c) (i)	Industrials	L+7.75% (9.79%), 9/29/2025		15,008	14,834	15,008	1.0%
Renaissance Holding Corp.	Software/Services	L+7.00% (9.04%), 5/29/2026		8,456	8,314	8,123	0.5%
River Cree Enterprises, LP (a) (c) (z)	Gaming/Lodging	10.00% 5/17/2025	CAD	21,275	16,420	16,068	1.1%
SCA Pharmaceuticals, LLC (c)	Healthcare	L+9.00% (11.10%), 12/16/2020		2,235	2,184	1,989	0.1%
SSH Group Holdings, Inc. (c) (i)	Education	L+8.25% (10.35%), 7/30/2026		10,122	10,035	10,122	0.7%
St. Croix Hospice Acquisition Corp. (c)	Healthcare	L+8.75% (10.79%), 3/29/2024		2,056	1,978	2,056	0.1%
TierPoint, LLC (c)	Business Services	L+7.25% (9.29%), 5/5/2025		5,334	5,297	5,014	0.3%
Travelpro Products, Inc. (a) (c) (l)	Consumer	13.00% 11/1/2022		2,392	2,392	2,392	0.2%
Travelpro Products, Inc. (a) (c) (l) (z)	Consumer	13.00% 11/21/2022	CAD	2,772	2,124	2,093	0.1%
US Salt, LLC (c) (i)	Industrials	L+8.63% (10.67%), 1/18/2027		26,968	26,169	26,213	1.8%
Vantage Mobility International, LLC (c) (l) (t)	Transportation	L+6.00% (8.04%), 6/30/2023		2,826	2,743	2,826	0.2%
Vital Proteins, LLC (c) (l)	Consumer	12.00% 5/16/2022		8,530	8,372	8,359	0.6%
Sub Total Senior Secured Second Lien Debt					$335,228	$312,793	21.3%

Subordinated Debt - 7.5% (b)
AHP Health Partners, Inc.	Healthcare	9.75% 7/15/2026		$6,589	$6,509	$6,980	0.5%
BMC Software Finance, Inc.	Technology	9.75% 9/1/2026		2,988	2,816	2,848	0.2%
Captek Softgel International, Inc. (c) (l)	Health/Fitness	11.50% 1/30/2023		7,072	7,071	5,948	0.4%
Community Intervention Services, Inc. (c) (l) (t)	Healthcare	13.00% 1/29/2021		5,879	—	—	—%
Del Real, LLC (c)	Food & Beverage	11.00% 4/1/2023		3,129	2,988	2,641	0.2%
Dyno Acquiror, Inc. (c) (l)	Consumer	12.00% 8/1/2020		1,070	1,070	1,070	0.1%
HemaSource, Inc. (c) (x)	Healthcare	11.00% 1/1/2024		2,235	2,147	2,156	0.1%
HTC Borrower, LLC (c) (l)	Consumer	13.00% 9/1/2020		5,535	5,417	5,535	0.4%
Iridium Communications, Inc.	Telecom	10.25% 4/15/2023		3,536	3,536	3,825	0.2%
Park Ave RE Holdings, LLC (c) (l) (o) (w)	Financials	13.00% 12/31/2021		35,487	35,487	35,487	2.4%
PCX Aerostructures, LLC (c) (l)	Industrials	6.00% 8/9/2021		7,759	5,946	5,819	0.4%
RMP Group, Inc. (c) (l)	Financials	11.50% 9/1/2022		2,294	2,229	2,294	0.2%
Siena Capital Finance, LLC (c) (o)	Financials	12.50% 8/16/2021		22,500	22,490	22,500	1.5%
Xplornet Communications, Inc. (a)	Telecom	9.63% 6/1/2022		12,304	12,304	12,552	0.9%
Sub Total Subordinated Debt					$110,010	$109,655	7.5%

Collateralized Securities - 7.5% (b)
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2019 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Collateralized Securities - Debt Investment
Crown Point CLO, Ltd. 2019-8A E (a) (c)	Diversified Investment Vehicles	L+7.10% (9.23%), 10/20/2032	$3,000	$2,866	$2,870	0.2%
Dryden Senior Loan Fund 2014-36A ER2 (a) (c)	Diversified Investment Vehicles	L+6.88% (9.18%), 4/15/2029	2,000	1,945	1,946	0.1%
Figueroa CLO, Ltd. 2014-1A FR (a) (c) (p)	Diversified Investment Vehicles	L+10.00% (12.30%), 1/15/2027	8,000	8,000	7,877	0.5%
KKR Financial CLO, Ltd. 27A E (a) (c)	Diversified Investment Vehicles	L+6.90% (8.90%), 10/15/2032	1,250	1,188	1,188	0.1%
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (p)	Diversified Investment Vehicles	L+11.00% (13.28%), 4/25/2031	4,750	4,545	4,607	0.3%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (p)	Diversified Investment Vehicles	L+7.50% (9.78%), 1/20/2027	10,728	9,545	9,243	0.6%
OCP CLO, Ltd. 2019-17A E (a) (c)	Diversified Investment Vehicles	L+6.66% (8.96%), 7/20/2032	3,000	2,911	2,887	0.2%
Sound Point CLO, Ltd. 19-3A E (a) (c)	Diversified Investment Vehicles	L+7.31% (9.41%), 10/25/2032	3,000	2,910	2,918	0.2%
Sound Point CLO, Ltd. 2015-3A ER (a) (c)	Diversified Investment Vehicles	L+5.25% (7.53%), 1/20/2028	2,000	1,877	1,880	0.1%
Symphony CLO, Ltd. 2012-9A ER2 (a) (c)	Diversified Investment Vehicles	L+6.95% (9.24%), 7/16/2032	3,000	2,941	2,915	0.2%
Vibrant CLO, Ltd. 2016-4A DR (a) (c)	Diversified Investment Vehicles	L+4.33% (6.48%), 7/20/2032	3,000	2,911	2,915	0.2%
Whitehorse, Ltd. 2014-1A E (a) (c) (p)	Diversified Investment Vehicles	L+4.55% (6.80%), 5/1/2026	8,000	7,706	7,908	0.6%
Zais CLO 13, Ltd. 19-13A D1 (a) (c)	Diversified Investment Vehicles	L+4.52% (6.60%), 7/15/2032	3,000	2,851	2,858	0.2%
Collateralized Securities - Equity Investment (n)
B&M CLO, Ltd. 2014-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00% 4/16/2026	$40,250	$7,596	$3,386	0.2%
CVP Cascade CLO, Ltd. 2013-CLO1 Side Letter (a) (c) (p)	Diversified Investment Vehicles	0.00% 1/16/2026	3,243	155	25	0.0%
CVP Cascade CLO, Ltd. 2013-CLO1 SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00% 1/16/2026	31,000	643	—	—%
CVP Cascade CLO, Ltd. 2014-2A Side Letter (a) (c) (p)	Diversified Investment Vehicles	0.00% 7/18/2026	3,755	510	38	0.0%
Figueroa CLO, Ltd. 2014-1A Side Letter (a) (c) (p)	Diversified Investment Vehicles	2.46% 1/15/2027	2,986	768	75	0.0%
Figueroa CLO, Ltd. 2014-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00% 1/15/2027	35,057	9,160	6,645	0.5%
MidOcean Credit CLO 2013-2A INC (a) (c) (p) (v)	Diversified Investment Vehicles	0.00% 1/29/2025	37,600	17,993	14,690	1.0%
MidOcean Credit CLO 2015-4A INC (a) (c) (p) (v)	Diversified Investment Vehicles	0.00% 4/15/2027	21,500	9,119	4,328	0.3%
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	21.53% 7/25/2025	31,603	19,606	20,723	1.4%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (p) (v)	Diversified Investment Vehicles	32.93% 1/20/2027	31,575	8,076	7,397	0.5%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c) (p)	Diversified Investment Vehicles	7.02% 3/20/2025	1,970	263	—	—%
OFSI Fund, Ltd. 2014-6A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00% 3/20/2025	38,000	9,141	763	0.1%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p)	Diversified Investment Vehicles	0.00% 5/1/2026	1,886	297	79	0.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2019 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Whitehorse, Ltd. 2014-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00% 5/1/2026	$36,000	$7,148	$54	0.0%
Sub Total Collateralized Securities				$142,671	$110,215	7.5%

Equity/Other - 17.4% (b) (d)
Aden & Anais Holdings, Inc. (c) (e) (x)	Retail		4,470	$—	$—	—%
Answers Corp. (c) (p)	Media/Entertainment		908,911	11,361	727	0.0%
Avaya Holdings Corp. (a) (e) (s)	Technology		208,402	3,309	2,132	0.1%
Baker Hill Acquisition, LLC (c) (e)	Financials		22,653	—	—	—%
Boston Market Corp. (c) (e) (u)	Food & Beverage		160,327	—	—	—%
Capstone Nutrition Development, LLC (c) (e) (p) (u)	Consumer		42,883	4,288	4,288	0.3%
Captek Softgel International, Inc. (c) (e) (x)	Health/Fitness		8,498	942	193	0.0%
Centerfield Media Holdings, LLC (c) (e)	Media/Entertainment		112	245	228	0.0%
CRD Holdings, LLC (a) (c) (o) (u)	Energy	9.00%	52,285,603	31,696	32,600	2.3%
CRS-SPV, Inc. (c) (e) (o)	Industrials		246	2,219	2,221	0.2%
CWS Holding Company, LLC (c) (e)	Consumer		335,255	—	559	0.0%
Danish CRJ, Ltd. (a) (c) (e) (p) (r)	Transportation		5,002	—	—	—%
Data Source Holdings, LLC (c) (e)	Business Services		10,617	140	93	0.0%
Del Real, LLC (c) (e) (u)	Food & Beverage		670,510	382	—	—%
Dyno Acquiror, Inc. (c) (e)	Consumer		134,102	58	80	0.0%
Frank Entertainment Group, LLC (c) (e) (p) (u)	Media/Entertainment		135,566	—	—	—%
Frank Entertainment Group, LLC (c) (e) (p) (u)	Media/Entertainment		625,810	—	—	—%
Frank Entertainment Group, LLC (c) (e) (p) (u)	Media/Entertainment		625,810	—	—	—%
HemaSource, Inc. (c) (e) (x)	Healthcare		223,503	168	127	0.0%
ICP Industrial, Inc. (c) (e)	Chemicals		288	279	380	0.0%
Integrated Efficiency Solutions, Inc. (c) (e)	Industrials		53,215	56	32	0.0%
Integrated Efficiency Solutions, Inc. (c) (e)	Industrials		2,975	3	4	0.0%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (h) (o)	Transportation		1	—	51,806	3.6%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (h) (o)	Transportation		3,250,000	2,816	3,250	0.2%
Kahala US OpCo, LLC (a) (c) (e) (k) (o)	Transportation	13.00%	4,413,472	—	—	—%
K-Square Restaurant Partners, LP (c) (e) (x)	Food & Beverage		447	175	—	—%
Lakeview Health Holdings, Inc. (c) (e)	Healthcare		447	—	—	—%
MGTF Holdco, LLC (c) (e) (u)	Media/Entertainment		330,000	—	—	—%
MIC Holding, LLC (c) (e)	Consumer		1,470	3,687	4,369	0.3%
MIC Holding, LLC (c) (e)	Consumer		30,000	3,750	3,822	0.3%
Micross Solutions, LLC (c) (e)	Software/Services		442,430	223	664	0.0%
Mood Media Corp. (c) (e)	Media/Entertainment		121,021	27	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2019 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Motor Vehicle Software Corp. (c) (e) (x)	Business Services		223,503	$318	$246	0.0%
NexSteppe, Inc. (c) (e) (o)	Chemicals		237,239,694	737	—	—%
NMFC Senior Loan Program I, LLC (a) (o)	Diversified Investment Vehicles		50,000	50,000	47,800	3.3%
Nomacorc, LLC (c) (e) (u)	Industrials		356,816	56	143	0.0%
Park Ave RE Holdings, LLC (c) (e) (o) (w)	Financials		719	346	8,505	0.6%
Passport Food Group, LLC (c) (e) (x)	Food & Beverage		4,470	—	—	—%
PCX Aerostructures, LLC (c) (e)	Industrials		315	—	—	—%
PCX Aerostructures, LLC (c) (e)	Industrials		27,250	—	—	—%
PCX Aerostructures, LLC (c) (e)	Industrials		1,356	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (p)	Diversified Investment Vehicles		8,739	8,739	8,574	0.6%
PT Network, LLC (c) (e) (u)	Healthcare		3	—	—	—%
RMP Group, Inc. (c) (e) (u)	Financials		223	164	274	0.0%
RockYou, Inc. (c) (e)	Media/Entertainment		15,105	—	—	—%
Schweiger Dermatology Group, LLC (c) (e) (u)	Healthcare		265,024	—	—	—%
SCUF Gaming, Inc. (c) (e)	Consumer		6,060	21	157	0.0%
Siena Capital Finance, LLC (c) (o)	Financials		35,839,400	36,523	36,915	2.5%
Smile Brands, Inc. (c) (e)	Healthcare		712	815	1,101	0.1%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
Squan Holding Corp. (c) (e)	Telecom		8,962	—	—	—%
St. Croix Hospice Acquisition Corp. (c) (e)	Healthcare		112	—	31	0.0%
St. Croix Hospice Acquisition Corp. (c) (e)	Healthcare		112	64	131	0.0%
SYNACOR, Inc. (e) (s)	Technology		59,785	—	84	0.0%
Tap Rock Resources, LLC (c) (e) (g) (u)	Energy		12,803,401	12,803	12,803	0.9%
Tax Advisors Group, LLC (c) (e) (u)	Financials		86	609	755	0.1%
Tax Defense Network, LLC (c) (e) (p)	Consumer		633,382	—	—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	—%
Team Waste, LLC (c) (e) (p) (u)	Industrials		111,752	2,235	2,235	0.2%
Tennenbaum Waterman Fund, LP (a) (p)	Diversified Investment Vehicles		10,000	10,000	9,752	0.7%
THL Credit Greenway Fund II, LLC (a) (p)	Diversified Investment Vehicles		7,398	7,398	5,674	0.4%
Travelpro Products, Inc. (a) (c) (e)	Consumer		447,007	506	581	0.0%
TwentyEighty, Inc. (c) (e) (p)	Business Services		54,586	—	4,895	0.3%
United Biologics, LLC (c) (e) (u)	Healthcare		39,769	132	21	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		99,236	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		223	35	9	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		4,206	31	15	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		490	490	640	0.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2019 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
USASF Holdco, LLC (c) (e) (u)	Financials		56	$56	$111	0.0%
Vantage Mobility International, LLC (c) (e)	Transportation		1,468,221	—	—	—%
Vantage Mobility International, LLC (c) (e)	Transportation		391,131	—	—	—%
Vantage Mobility International, LLC (c) (e)	Transportation		3,139,625	3,140	1,570	0.1%
Women's Marketing, Inc. (c) (e)	Media/Entertainment		3,643	—	—	—%
Women's Marketing, Inc. (c) (e)	Media/Entertainment		2,235	—	—	—%
World Business Lenders, LLC (c) (e) (p)	Financials		922,669	3,750	3,755	0.3%
WPNT, LLC (c) (e) (u)	Media/Entertainment		330,000	—	—	—%
WSO Holdings, LP (c) (e)	Food & Beverage		698	279	—	—%
Wythe Will Tzetzo, LLC (c) (e) (u)	Food & Beverage		22,312	302	—	—%
YummyEarth, Inc. (c) (e)	Food & Beverage		223	—	—	—%
Sub Total Equity/Other				$205,808	$254,352	17.4%

TOTAL INVESTMENTS - 175.8% (b)				$2,687,684	$2,576,745	175.8%
Forward foreign currency contracts:

Counterparty	Contract to Deliver	In Exchange For	Maturity Date	Unrealized Appreciation
Goldman Sachs International	CAD 21,275	$16,232	10/10/2019	$167
_____________

(a)
All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Qualifying assets represent 77.4% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.

(b)	Percentages are based on net assets of $1,465,417 as of September 30, 2019.

(c)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).

(d)	All amounts are in thousands except share amounts.

(e)	Non-income producing at September 30, 2019.

(f)	The Company has various unfunded commitments to portfolio companies. Please refer to Note 7 - Commitments and Contingencies for details of these unfunded commitments.

(g)	The commitment related to this investment is discretionary.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

(l)	For the three months ended September 30, 2019, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind (“PIK”):
September 30, 2019 (Unaudited)

Portfolio Company	Investment Type	Cash	PIK	All-in Rate	PIK earned for the three months ended September 30, 2019
Frank Entertainment Group, LLC	Senior Secured First Lien Debt	—%	11.03%	11.03%	$—
Gold Standard Baking, Inc.	Senior Secured First Lien Debt	6.63%	2.00%	8.63%	69
Integral Ad Science, Inc.	Senior Secured First Lien Debt	8.05%	1.25%	9.30%	47
Internap Corp.	Senior Secured First Lien Debt	8.31%	0.75%	9.06%	23
Kahala Ireland OpCo Designated Activity Company	Senior Secured First Lien Debt	13.00%	—%	13.00%	—
LightSquared, LP	Senior Secured First Lien Debt	—%	10.85%	10.85%	391
NexSteppe, Inc.	Senior Secured First Lien Debt	—%	12.00%	12.00%	—
NexSteppe, Inc.	Senior Secured First Lien Debt	—%	12.00%	12.00%	—
PT Network, LLC	Senior Secured First Lien Debt	7.80%	2.00%	9.80%	16
Squan Holding Corp.	Senior Secured First Lien Debt	8.11%	1.00%	9.11%	42
Tax Defense Network, LLC	Senior Secured First Lien Debt	4.53%	5.47%	10.00%	—
Tax Defense Network, LLC	Senior Secured First Lien Debt	4.53%	5.47%	10.00%	—
TwentyEighty, Inc.	Senior Secured First Lien Debt	4.00%	4.00%	8.00%	70
TwentyEighty, Inc.	Senior Secured First Lien Debt	0.25%	8.75%	9.00%	150
Von Drehle Corp.	Senior Secured First Lien Debt	9.60%	4.00%	13.60%	276
Frank Entertainment Group, LLC	Senior Secured Second Lien Debt	—%	12.00%	12.00%	—
KidKraft, Inc.	Senior Secured Second Lien Debt	11.00%	1.00%	12.00%	16
Travelpro Products, Inc.	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%	12
Travelpro Products, Inc.	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%	10
Vantage Mobility International, LLC	Senior Secured Second Lien Debt	—%	8.04%	8.04%	—
Vital Proteins, LLC	Senior Secured Second Lien Debt	7.50%	4.50%	12.00%	70
Captek Softgel International, Inc.	Subordinated Debt	10.00%	1.50%	11.50%	27
Community Intervention Services, Inc.	Subordinated Debt	—%	13.00%	13.00%	—
Dyno Acquiror, Inc.	Subordinated Debt	10.50%	1.50%	12.00%	4
HTC Borrower, LLC	Subordinated Debt	10.00%	3.00%	13.00%	42
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%	—
PCX Aerostructures, LLC	Subordinated Debt	—%	6.00%	6.00%	117
RMP Group, Inc.	Subordinated Debt	10.50%	1.00%	11.50%	6
Total					$1,388

(m)
The investment is held through a participation interest in which the Company has a contractual relationship only with the loan transferor, not the underlying borrower. The Company may be subject to the credit risk of the loan transferor as well as of the borrower. As of September 30, 2019, no investments were held through a participation interest.

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

(q)	Unless otherwise indicated, all investments in the consolidated schedule of investments are non-affiliated, non-controlled investments.

(r)	The Company's investment is held through the Consolidated Holding Company, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.

(s)	The investment is not a restricted security. All other securities are restricted securities.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

(t)	The investment is on non-accrual status as of September 30, 2019.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

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

(x)
The investment is held through BSP TCAP Acquisition Holdings LP which, as further outlined in Note 1, is an affiliated acquisition entity utilized for the Triangle Transaction. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of September 30, 2019.

(y)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at September 30, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

(z)	The principal amount (par amount) is denominated in Canadian Dollars or CAD.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2019
(Unaudited)
The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2019:

	At September 30, 2019
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$380,631	14.8%
Business Services	336,635	13.1%
Industrials	308,516	12.0%
Diversified Investment Vehicles	182,015	7.1%
Financials	165,575	6.4%
Telecom	155,122	6.0%
Energy	147,910	5.7%
Technology	140,062	5.4%
Media/Entertainment	139,582	5.4%
Transportation	137,920	5.4%
Food & Beverage	107,757	4.2%
Consumer	89,671	3.5%
Software/Services	55,143	2.1%
Education	53,737	2.1%
Chemicals	49,533	1.9%
Gaming/Lodging	47,273	1.8%
Paper & Packaging	43,202	1.7%
Health/Fitness	31,254	1.2%
Retail	5,207	0.2%
Total	$2,576,745	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 106.8% (b)
Abaco Systems Holding Corp. (c) (i)	Industrials	L+6.00% (8.41%), 12/7/2021	$23,456	$23,177	$22,980	1.5%
ABC Financial Intermediate, LLC (c) (j)	Technology	L+4.25% (6.64%), 1/2/2025	7,681	7,648	7,681	0.5%
AccentCare, Inc. (c)	Healthcare	L+4.50% (7.04%), 4/2/2019	3,353	3,349	3,323	0.2%
AccentCare, Inc. (c) (i)	Healthcare	L+4.50% (7.30%), 4/3/2024	28,646	28,390	28,388	1.9%
AHP Health Partners, Inc. (i)	Healthcare	L+4.50% (7.02%), 6/30/2025	18,888	18,711	18,558	1.2%
Aleris International, Inc. (j)	Industrials	L+4.75% (7.25%), 2/27/2023	18,294	18,151	18,100	1.2%
Altice France SA (a)	Telecom	8.13%, 2/1/2027	15,000	14,816	14,172	0.9%
Alvogen Pharma US, Inc. (j)	Healthcare	L+4.75% (7.27%), 4/1/2022	13,511	13,433	13,207	0.9%
AM General, LLC (c) (i)	Industrials	L+7.25% (9.77%), 12/28/2021	1,781	1,780	1,781	0.1%
American Greetings Corp. (j)	Consumer	L+4.50% (7.00%), 4/6/2024	1,755	1,724	1,722	0.1%
AMI Entertainment Network, LLC (c) (i)	Media/Entertainment	L+6.00% (8.80%), 7/21/2022	13,397	13,207	13,157	0.9%
AP Gaming I, LLC (a) (j)	Gaming/Lodging	L+3.50% (6.02%), 2/15/2024	18,726	18,698	18,305	1.2%
AP NMT Acquisition B.V. (a) (j)	Media/Entertainment	L+5.75% (8.15%), 8/13/2021	6,568	6,583	6,283	0.4%
AqGen Ascensus, Inc. (j)	Business Services	L+3.50% (6.12%), 12/3/2022	8,472	8,465	8,239	0.6%
Avantor Performance Materials, Inc.	Healthcare	9.00%, 10/1/2025	13,000	13,326	13,000	0.9%
Avaya Holdings Corp. (a) (j)	Technology	L+4.25% (6.69%), 12/15/2024	26,382	26,164	25,425	1.7%
Aveanna Healthcare, LLC (c)	Healthcare	L+5.50% (8.02%), 3/18/2024	4,694	4,428	4,569	0.3%
Aveanna Healthcare, LLC (c) (j)	Healthcare	L+4.25% (6.77%), 3/18/2024	792	742	743	0.0%
BCP Raptor, LLC (j)	Energy	L+4.25% (6.87%), 6/24/2024	19,229	19,068	17,907	1.2%
BCP Renaissance, LLC (j)	Energy	L+3.50% (6.03%), 10/31/2024	3,455	3,440	3,355	0.2%
BDS Solutions Group, LLC (c)	Business Services	L+8.75% (11.56%), 6/1/2021	7,033	6,953	6,646	0.4%
BDS Solutions Group, LLC (c) (i)	Business Services	L+8.75% (11.56%), 6/1/2021	26,098	25,813	24,662	1.7%
Beaver-Visitec International Holdings, Inc. (j)	Healthcare	L+4.00% (6.62%), 8/21/2023	6,514	6,514	6,449	0.4%
Black Mountain Sand, LLC (c)	Energy	L+9.00% (11.40%), 11/30/2021	13,050	12,907	12,742	0.9%
Black Mountain Sand, LLC (c)	Energy	L+9.00% (11.40%), 11/30/2021	13,050	12,892	12,742	0.9%
BMC Software Finance, Inc. (j)	Technology	L+4.25% (7.05%), 10/2/2025	23,309	23,083	22,428	1.5%
Bomgar Corp. (j)	Technology	L+4.00% (6.55%), 4/18/2025	1,982	1,974	1,907	0.1%
California Resources Corp. (a) (j)	Energy	L+4.75% (7.26%), 12/31/2022	12,259	12,060	11,850	0.8%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Capstone Nutrition (fka Integrity Nutraceuticals) (c) (l) (o) (t)	Consumer	L+12.50% (15.03%), 9/25/2020	$24,706	$16,406	$3,459	0.2%
Capstone Nutrition (fka Integrity Nutraceuticals) (c) (l) (o) (t)	Consumer	L+12.50% (15.03%), 9/25/2020	54,940	33,647	7,692	0.5%
Capstone Nutrition (fka Integrity Nutraceuticals) (c) (l) (o) (t)	Consumer	L+12.50% (15.03%), 9/25/2020	3,285	2,829	3,219	0.2%
CareCentrix, Inc. (j)	Healthcare	L+4.50% (7.30%), 4/3/2025	9,604	9,561	9,412	0.6%
CCW, LLC (c)	Food & Beverage	L+7.00% (9.56%), 3/21/2021	1,300	1,300	1,235	0.1%
CCW, LLC (c) (i)	Food & Beverage	L+7.00% (9.56%), 3/21/2021	27,300	27,088	25,935	1.7%
CDHA Holdings, LLC (c)	Healthcare	L+6.00% (8.80%), 8/24/2023	430	430	424	0.0%
CDHA Holdings, LLC (c) (i)	Healthcare	L+6.00% (8.80%), 8/24/2023	15,759	15,539	15,546	1.0%
Chloe Ox Parent, LLC (c) (i)	Healthcare	L+4.50% (7.30%), 12/23/2024	10,687	10,595	10,701	0.7%
Clarion Events, Ltd. (a) (c) (j)	Business Services	L+5.00% (7.71%), 9/29/2024	10,497	10,301	10,268	0.7%
Clover Technologies Group, LLC (j)	Industrials	L+4.50% (7.02%), 5/8/2020	13,178	13,149	12,437	0.8%
Cold Spring Brewing, Co. (c) (i)	Food & Beverage	L+5.25% (7.71%), 5/15/2024	3,352	3,292	3,286	0.2%
Community Care Health Network, LLC (j)	Healthcare	L+4.75% (7.27%), 2/16/2025	2,672	2,666	2,592	0.2%
CONSOL Energy Inc. (c) (j)	Industrials	L+6.00% (8.53%), 11/28/2022	3,208	3,157	3,220	0.2%
Contura Energy Inc. (a) (c) (j)	Industrials	L+5.00% (7.52%), 3/18/2024	6,448	6,195	6,432	0.4%
Corfin Industries, LLC (c)	Industrials	L+6.50% (8.95%), 2/15/2024	574	574	563	0.0%
Corfin Industries, LLC (c) (i)	Industrials	L+6.50% (9.00%), 2/15/2024	8,572	8,426	8,420	0.6%
Crown Subsea Communications Holding, Inc. (j)	Industrials	L+6.00% (8.35%), 11/2/2025	10,020	9,922	9,607	0.7%
Deva Holdings, Inc. (c) (i)	Consumer	L+6.25% (8.77%), 10/31/2023	7,191	7,256	7,263	0.5%
DLC Acquisition, LLC (c)	Business Services	L+8.00% (10.80%), 12/30/2020	4,340	4,340	4,340	0.3%
DLC Acquisition, LLC (c) (l)	Business Services	12.00%, 12/1/2020	3,325	3,325	3,325	0.2%
Eagle Rx, LLC (c) (i)	Healthcare	L+4.25% (6.60%), 8/15/2019	26,790	26,752	26,589	1.8%
Florida Food Products, LLC (c)	Food & Beverage	L+6.75% (9.27%), 9/6/2023	1,021	1,021	997	0.1%
Florida Food Products, LLC (c) (i)	Food & Beverage	L+6.75% (9.27%), 9/6/2025	22,338	21,805	21,780	1.5%
Frank Entertainment Group, LLC (c) (p) (t)	Media/Entertainment	6.00%, 6/30/2019	3,014	1,836	1,441	0.1%
Frontier Communications Corp. (a) (j)	Telecom	L+3.75% (6.28%), 6/17/2024	9,919	9,702	9,182	0.6%
Gold Standard Baking, Inc.	Food & Beverage	L+4.50% (7.31%), 4/23/2021	2,977	1,812	1,786	0.1%
Green Energy Partners/Stonewall, LLC (j)	Energy	L+5.50% (8.30%), 11/13/2021	1,010	1,008	999	0.1%
Green Energy Partners/Stonewall, LLC (j)	Energy	L+5.50% (8.30%), 11/13/2021	1,337	1,335	1,323	0.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
HC Group Holdings III, Inc. (c) (j)	Healthcare	L+3.75% (6.27%), 4/7/2022	$14,630	$14,467	$14,630	1.0%
Hexion Inc.	Chemicals	10.38%, 2/1/2022	5,000	4,944	4,013	0.3%
Hexion Inc.	Chemicals	6.63%, 4/15/2020	5,000	4,675	3,988	0.3%
Hexion Inc.	Chemicals	10.00%, 4/15/2020	10,000	9,363	8,270	0.6%
ICR Operations, LLC (c)	Business Services	L+5.50% (8.31%), 3/26/2024	111	109	109	0.0%
ICR Operations, LLC (c) (i)	Business Services	L+5.50% (8.31%), 3/26/2025	13,567	13,326	13,337	0.9%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+6.50% (9.02%), 7/31/2022	2,021	1,996	1,993	0.1%
Ideal Tridon Holdings, Inc. (c) (i)	Industrials	L+6.50% (9.02%), 7/31/2023	5,185	5,116	5,111	0.3%
Ideal Tridon Holdings, Inc. (c) (i)	Industrials	L+6.50% (9.02%), 7/31/2023	23,663	23,302	23,324	1.6%
Integral Ad Science, Inc. (c) (l)	Software/Services	L+6.00% (8.53%), 7/19/2024	14,198	13,937	13,914	0.9%
Integrated Efficiency Solutions, Inc. (c) (l)	Industrials	L+9.25% (12.05%), 6/1/2022	3,876	3,875	3,760	0.3%
Intelsat Jackson Holdings, SA (a) (j)	Telecom	L+4.50% (7.01%), 1/2/2024	10,000	10,222	9,910	0.7%
Internap Corp. (a) (c) (i)	Business Services	L+5.75% (8.19%), 4/6/2022	11,880	11,865	11,648	0.8%
IPC Corp. (j)	Software/Services	L+4.50% (7.03%), 8/6/2021	3,784	3,742	3,235	0.2%
Iri Holdings, Inc. (j)	Business Services	L+4.50% (7.02%), 11/30/2025	5,000	4,950	4,863	0.3%
Kahala Ireland OpCo Designated Activity Company (a) (c) (l) (o)	Transportation	L+8.00% (13.00%), 12/23/2028	111,549	111,549	111,549	7.5%
Kissner Milling Co. Ltd. (a)	Industrials	8.38%, 12/1/2022	21,199	21,472	21,345	1.4%
Lakeland Tours, LLC (i)	Education	L+4.00% (6.79%), 12/15/2024	6,052	6,040	5,881	0.4%
Lakeview Health Holdings, Inc. (c)	Healthcare	L+8.75% (11.55%), 12/15/2021	4,077	3,057	3,262	0.2%
LightSquared, LP (l)	Telecom	L+8.75% (11.52%), 12/7/2020	12,606	12,017	8,667	0.6%
Lionbridge Technologies, Inc. (i) (j)	Business Services	L+5.50% (8.02%), 2/28/2024	16,166	16,090	16,024	1.1%
Loparex International Holding B.V. (j)	Paper & Packaging	L+4.25% (7.05%), 4/11/2025	1,993	1,984	1,953	0.1%
McDermott Technology, B.V. (a) (j)	Industrials	L+5.00% (7.52%), 5/10/2025	9,975	9,877	9,285	0.6%
MCS Acquisition Corp. (c) (j)	Business Services	L+4.75% (7.27%), 5/18/2024	14,153	14,105	11,464	0.8%
Medallion Midland Acquisition, LP (j)	Energy	L+3.25% (5.77%), 10/30/2024	4,406	4,396	4,147	0.3%
Medical Depot Holdings, Inc. (c) (i)	Healthcare	L+5.50% (8.30%), 1/3/2023	19,264	18,084	17,492	1.2%
MGTF Radio Company, LLC (c)	Media/Entertainment	P+3.50% (9.00%), 3/29/2020	37,956	37,956	37,576	2.5%
Micross Solutions, LLC (c)	Software/Services	L+5.50% (8.27%), 8/7/2023	3,163	3,017	3,084	0.2%
Midwest Can Company, LLC (c) (i)	Paper & Packaging	L+5.00% (7.56%), 4/11/2024	4,669	4,627	4,604	0.3%
MLN US Holdco, LLC (a) (j)	Technology	L+4.50% (7.02%), 11/30/2025	13,455	13,414	13,009	0.9%
MMM Holdings, LLC (c)	Healthcare	L+6.25% (8.68%), 3/15/2023	3,500	3,432	3,472	0.2%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
MMM Holdings, LLC (c) (i)	Healthcare	L+6.25% (8.71%), 3/15/2023	$20,449	$20,106	$20,288	1.4%
Monitronics International, Inc. (j)	Business Services	L+5.50% (8.30%), 9/30/2022	10,072	10,095	8,901	0.6%
Montreign Operating Company, LLC (j)	Gaming/Lodging	L+8.25% (10.96%), 1/24/2023	26,957	26,615	24,900	1.7%
Mood Media Corp. (c) (i) (l)	Media/Entertainment	L+7.25% (10.05%), 6/28/2022	14,318	14,092	13,817	0.9%
Murray Energy Holdings Co. (j)	Industrials	L+7.25% (9.78%), 10/17/2022	9,231	9,089	7,777	0.5%
National Technical Systems, Inc. (c) (i)	Business Services	L+6.25% (8.60%), 6/12/2021	17,648	17,569	16,589	1.1%
Navitas Midstream Midland Basin, LLC (c) (j)	Energy	L+4.50% (7.00%), 12/13/2024	13,462	13,436	13,387	0.9%
New Star Metals, Inc. (c) (i)	Industrials	L+6.00% (8.80%), 7/9/2023	22,934	22,615	22,714	1.5%
NexSteppe, Inc. (c) (l) (o) (t)	Chemicals	12.00%, 3/31/2019	2,010	1,750	—	—%
NexSteppe, Inc. (c) (l) (o) (t)	Chemicals	12.00%, 3/31/2019	13,542	10,453	—	—%
NTM Acquisition Corp. (c) (i)	Media/Entertainment	L+6.25% (8.96%), 6/7/2022	17,692	17,552	17,427	1.2%
Office Depot, Inc. (a) (j)	Retail	L+5.25% (7.71%), 11/8/2022	5,860	5,768	5,894	0.4%
ORG Chemical Holdings, LLC (c) (i)	Chemicals	L+5.75% (8.55%), 6/30/2022	27,543	27,158	26,741	1.8%
ORG GC Holdings, LLC (c) (i)	Business Services	L+6.00% (8.80%), 7/31/2022	25,291	25,019	24,942	1.7%
Passport Food Group, LLC (c)	Food & Beverage	L+9.00% (11.40%), 3/1/2022	4,470	2,905	2,682	0.2%
Peabody Energy Corp	Industrials	6.38%, 3/31/2025	5,000	4,821	4,692	0.3%
PeopLease Holdings, LLC (c) (i)	Business Services	L+9.00% (11.81%), 2/26/2021	20,000	19,913	17,500	1.2%
PGX Holdings, Inc. (c) (j)	Consumer	L+5.25% (7.78%), 9/29/2020	12,183	12,154	11,940	0.8%
Premier Dental Services, Inc. (i) (j)	Healthcare	L+5.25% (7.75%), 6/30/2023	32,686	32,480	30,725	2.1%
Premier Global Services, Inc. (c) (j)	Telecom	L+6.25% (8.84%), 12/8/2021	8,843	8,640	7,511	0.5%
Pride Plating, Inc. (c) (i)	Industrials	L+5.50% (8.02%), 6/13/2019	12,222	12,215	12,222	0.8%
PSKW, LLC (c) (i)	Healthcare	L+4.25% (7.05%), 11/25/2021	1,392	1,385	1,392	0.1%
PSKW, LLC (c)	Healthcare	L+8.25% (11.05%), 11/25/2021	17,750	17,578	17,750	1.2%
PSKW, LLC (c)	Healthcare	L+8.25% (11.05%), 11/25/2021	1,972	1,944	1,972	0.1%
PSKW, LLC (c)	Healthcare	L+8.25% (11.05%), 11/25/2021	1,930	1,914	1,930	0.1%
PT Network, LLC (c)	Healthcare	P+4.50% (10.00%), 11/30/2021	658	658	609	0.0%
PT Network, LLC (c) (i)	Healthcare	L+5.50% (7.93%), 11/30/2021	16,679	16,582	15,448	1.0%
Questex, Inc. (c)	Media/Entertainment	L+6.25% (9.02%), 9/7/2024	431	431	423	0.0%
Questex, Inc. (c) (i)	Media/Entertainment	L+6.25% (9.02%), 9/7/2024	16,151	15,845	15,858	1.1%
Quorum Health Corporation (j)	Healthcare	L+6.75% (9.27%), 4/29/2022	5,212	5,282	5,149	0.4%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Regionalcare Hospital Partners Holdings, Inc. (a) (j)	Healthcare	L+4.50% (7.13%), 11/16/2025	$20,000	$19,618	$18,925	1.3%
Resco Products, Inc. (c)	Industrials	L+4.50% (7.02%), 3/7/2020	10,000	10,000	9,850	0.7%
RR Donnelley & Sons Co (a) (j)	Publishing	L+5.00% (7.51%), 1/15/2024	10,000	9,925	9,775	0.7%
Schenectady International Group, Inc. (j)	Chemicals	L+4.75% (7.19%), 10/15/2025	19,791	19,283	18,999	1.3%
SCUF Gaming, Inc. (c)	Consumer	L+9.50% (12.01%), 12/1/2021	5,434	4,483	4,619	0.3%
SCUF Gaming, Inc. (c)	Consumer	L+9.50% (12.01%), 3/1/2019	335	335	285	0.0%
Skillsoft Corp. (j)	Technology	L+4.75% (7.27%), 4/28/2021	24,779	23,349	19,968	1.3%
Squan Holding Corp. (c) (l)	Telecom	L+7.00% (9.40%), 10/10/2019	16,804	15,718	12,099	0.8%
SSH Group Holdings, Inc. (j)	Education	L+4.25% (6.77%), 7/30/2025	6,043	6,029	5,786	0.4%
Subsea Global Solutions, LLC (c)	Business Services	L+7.00% (9.78%), 3/28/2023	215	215	208	0.0%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (9.80%), 3/28/2023	8,411	8,269	8,137	0.6%
Sutherland Global	Business Services	L+5.38% (8.18%), 4/23/2021	488	460	458	0.0%
Sutherland Global	Business Services	L+5.38% (8.18%), 4/23/2021	2,097	1,976	1,966	0.1%
Tax Defense Network, LLC (c) (l) (p) (t)	Consumer	L+6.00% (10.00%), 4/30/2020	33,028	26,218	7,927	0.5%
Tillamook Country Smoker, LLC (c)	Food & Beverage	L+5.75% (8.57%), 5/19/2022	3,235	3,235	3,154	0.2%
Tillamook Country Smoker, LLC (c) (i)	Food & Beverage	L+5.75% (8.40%), 5/19/2022	10,193	10,089	9,942	0.7%
Trademark Global, LLC (c)	Consumer	L+5.50% (8.02%), 10/1/2022	2,188	2,187	2,171	0.1%
Transperfect Global, Inc. (c) (i)	Business Services	L+6.75% (9.25%), 5/7/2024	6,808	6,686	6,709	0.5%
Traverse Midstream Partners, LLC (j)	Energy	L+4.00% (6.60%), 9/27/2024	6,352	6,326	6,082	0.4%
Trilogy International Partners, LLC (a)	Telecom	8.88%, 5/1/2022	14,875	14,822	14,257	1.0%
TwentyEighty, Inc. (c) (l) (p)	Business Services	8.00%, 3/31/2020	6,553	5,460	6,422	0.4%
TwentyEighty, Inc. (c) (l) (p)	Business Services	L+8.00% (10.80%), 3/31/2020	304	274	300	0.0%
TwentyEighty, Inc. (c) (l) (p)	Business Services	8.75%, 3/31/2020	6,283	5,289	6,158	0.4%
US Salt, LLC (c)	Industrials	L+4.75% (7.27%), 12/1/2023	1,244	1,244	1,244	0.1%
US Salt, LLC (c) (i)	Industrials	L+4.75% (7.27%), 12/1/2023	5,150	5,107	5,150	0.3%
USF S&H Holdco, LLC (c)	Health/Fitness	L+5.75% (8.17%), 3/16/2023	485	485	478	0.0%
USF S&H Holdco, LLC (c) (i)	Health/Fitness	L+5.75% (8.54%), 3/19/2024	24,245	23,929	23,896	1.6%
Veritas US, Inc.	Technology	10.50%, 2/1/2024	7,289	7,144	4,701	0.3%
Veritas US, Inc. (j)	Technology	L+4.50% (7.30%), 1/27/2023	7,550	7,568	6,412	0.4%
Vertex Aerospace Services Corp. (i)	Industrials	L+4.75% (7.27%), 6/16/2025	8,815	8,774	8,705	0.6%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Von Drehle Corp. (c) (i) (l)	Paper & Packaging	L+11.50% (14.30%), 3/6/2023	$26,176	$25,855	$23,373	1.6%
Vyaire Medical, Inc. (c) (j)	Healthcare	L+4.75% (7.14%), 4/16/2025	8,940	8,616	8,270	0.6%
WMK, LLC (c) (i)	Business Services	L+5.75% (8.29%), 9/5/2025	20,609	20,216	20,210	1.4%
Xplornet Communications, Inc. (a) (j)	Telecom	L+4.00% (6.80%), 9/9/2021	12,996	12,939	12,833	0.9%
YummyEarth, Inc. (c)	Food & Beverage	L+8.50% (11.31%), 8/1/2023	2,626	1,917	2,626	0.2%
YummyEarth, Inc. (c)	Food & Beverage	L+8.50% (11.31%), 8/1/2023	4,150	3,029	2,075	0.1%
Sub Total Senior Secured First Lien Debt				$1,712,904	$1,594,063	106.8%

Senior Secured Second Lien Debt - 18.5% (b)
Anchor Glass Container Corp. (c)	Paper & Packaging	L+7.75% (10.22%), 12/7/2024	$20,000	$19,845	$11,600	0.8%
Astro AB Merger Sub, Inc. (a) (c)	Financials	L+7.50% (10.03%), 4/30/2023	7,758	7,758	7,758	0.5%
Avatar Purchaser, Inc. (c) (j)	Software/Services	L+7.50% (10.16%), 11/17/2025	11,716	11,414	11,229	0.8%
Aveanna Healthcare, LLC (c) (j)	Healthcare	L+8.00% (10.52%), 3/17/2025	15,000	14,824	14,321	1.0%
Baker Hill Acquisition, LLC (c)	Financials	L+11.00% (13.40%), 3/1/2021	3,017	1,508	1,500	0.1%
Baker Hill Acquisition, LLC (c)	Financials	L+11.00% (13.40%), 3/1/2021	447	391	447	0.0%
Boston Market Corp. (c)	Food & Beverage	L+8.25% (10.96%), 1/16/2021	23,851	23,828	19,916	1.3%
BrandMuscle Holdings Inc. (c)	Business Services	L+8.50% (10.90%), 6/1/2022	24,500	24,241	24,010	1.6%
Cafe Enterprises, Inc. (c) (t)	Food & Beverage	14.00%, 3/31/2019	475	—	—	—%
Carlisle FoodService Products, Inc. (c)	Consumer	L+7.75% (10.26%), 3/20/2026	10,719	10,526	10,515	0.7%
CDS U.S. Intermediate Holdings, Inc. (a) (c)	Media/Entertainment	L+8.25% (11.05%), 7/8/2023	7,927	7,830	6,983	0.5%
Constellis Holdings, LLC (c)	Business Services	L+9.00% (11.52%), 4/21/2025	1,117	1,117	1,061	0.1%
Dentalcorp Perfect Smile, ULC (a) (c)	Healthcare	L+7.50% (10.02%), 6/1/2026	8,111	8,035	8,030	0.5%
Dentalcorp Perfect Smile, ULC (a) (c)	Healthcare	L+7.50% (10.02%), 6/1/2026	1,156	1,145	1,144	0.1%
Dimora Brands, Inc. (c)	Consumer	L+8.50% (11.02%), 8/25/2025	4,470	4,469	4,470	0.3%
Edelman Financial Services, LLC (a) (j)	Financials	L+6.75% (9.19%), 7/20/2026	6,764	6,732	6,426	0.4%
Frank Entertainment Group, LLC (c) (p) (t)	Media/Entertainment	10.00%, 6/30/2019	724	—	—	—%
Hyland Software, Inc.	Technology	L+7.00% (9.52%), 7/7/2025	5,837	5,874	5,728	0.4%
ICP Industrial, Inc. (c)	Chemicals	L+8.25% (10.68%), 5/3/2024	5,588	5,587	5,504	0.4%
IDERA, Inc. (c)	Technology	L+4.50% (7.03%), 6/1/2025	1,788	1,788	1,788	0.1%
KidKraft, Inc. (c) (l)	Consumer	12.00%, 3/30/2022	6,309	6,228	6,215	0.4%
MLN US Holdco, LLC (a)	Technology	L+8.75% (11.27%), 11/30/2026	3,000	2,941	2,918	0.2%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
Navicure, Inc. (c)	Healthcare	L+7.50% (10.02%), 10/31/2025		$1,341	$1,341	$1,321	0.1%
Northstar Financial Services Group, LLC (c)	Financials	L+7.50% (10.12%), 5/25/2026		3,381	3,365	3,381	0.2%
Oxbow Carbon LLC (c)	Industrials	L+7.50% (10.02%), 1/4/2024		1,395	1,430	1,409	0.1%
PetVet Care Centers, LLC (c)	Healthcare	L+6.25% (8.75%), 2/13/2026		3,539	3,523	3,449	0.2%
PI US Holdco III, Ltd. (a) (c)	Financials	L+7.25% (9.77%), 12/20/2025		6,696	6,637	6,661	0.5%
ProAmpac, LLC (c)	Paper & Packaging	L+8.50% (11.14%), 11/18/2024		3,352	3,351	3,352	0.2%
Recess Holdings, Inc. (c)	Industrials	L+7.75% (10.55%), 9/29/2025		15,008	14,812	14,783	1.0%
Renaissance Holding Corp. (j)	Software/Services	L+7.00% (9.50%), 5/29/2026		8,456	8,298	7,751	0.5%
River Cree Enterprises, LP (a) (c) (z)	Gaming/Lodging	10.00%, 5/17/2025		21,275	16,399	15,367	1.0%
SCA Pharmaceuticals, LLC (c)	Healthcare	L+9.00% (11.80%), 12/16/2020		2,235	2,152	2,051	0.1%
SSH Group Holdings, Inc. (c) (j)	Education	L+8.25% (10.77%), 7/30/2026		10,122	10,026	10,021	0.7%
St. Croix Hospice Acquisition Corp. (c)	Healthcare	L+8.75% (11.27%), 3/1/2024		2,056	1,965	2,056	0.1%
TierPoint, LLC (c)	Business Services	L+7.25% (9.77%), 5/5/2025		5,334	5,292	5,227	0.4%
Travelpro Products, Inc. (a) (c) (l)	Consumer	13.00%, 11/1/2022		2,357	2,356	2,357	0.2%
Travelpro Products, Inc. (a) (c) (l) (z)	Consumer	13.00%, 11/1/2022	CAD	2,731	2,088	2,003	0.1%
U.S. Auto (c)	Financials	L+10.50% (12.85%), 6/8/2020		30,000	29,849	29,850	2.0%
US Salt, LLC (c)	Industrials	L+8.75% (11.14%), 12/1/2024		12,872	12,709	12,872	0.9%
Sub Total Senior Secured Second Lien Debt					$291,674	$275,474	18.5%

Subordinated Debt - 9.3% (b)
AHP Health Partners, Inc.	Healthcare	9.75%, 7/15/2026		$6,589	$6,503	$6,725	0.4%
BMC Software Finance, Inc.	Technology	9.75%, 9/1/2026		5,000	4,691	4,575	0.3%
Cafe Enterprises, Inc. (c) (t)	Food & Beverage	14.00%, 9/30/2019		3,681	—	—	—%
Capital Contractors, Inc. (c) (t)	Business Services	16.00%, 6/30/2020		2,200	—	—	—%
Captek Softgel International, Inc. (c) (l)	Health/Fitness	11.50%, 1/1/2023		6,992	6,991	6,625	0.4%
Community Intervention Services, Inc. (c) (l) (t)	Healthcare	13.00%, 1/31/2021		5,335	—	—	—%
Del Real, LLC (c)	Food & Beverage	11.00%, 4/1/2023		3,129	2,958	2,926	0.2%
Dyno Acquiror, Inc. (c) (l)	Consumer	12.00%, 2/1/2020		1,058	1,058	1,058	0.1%
Frontier Communications Corp. (a)	Telecom	8.50%, 4/15/2020		10,000	9,490	8,888	0.6%
Frontstreet Facility Solutions, Inc. (c) (p)	Business Services	13.00%, 3/1/2021		1,891	227	189	0.0%
HC2 Holdings, Inc.	Industrials	11.50%, 12/1/2021		10,796	10,666	10,067	0.7%
HemaSource, Inc. (c) (ac)	Healthcare	11.00%, 1/1/2024		2,235	2,131	2,168	0.1%
HTC Borrower, LLC (c) (l)	Consumer	13.00%, 9/1/2020		5,633	5,409	5,604	0.4%
Iridium Communications, Inc.	Telecom	10.25%, 4/15/2023		3,536	3,536	3,753	0.3%
MGTF Radio Company, LLC (c) (l) (t)	Media/Entertainment	16.00%, 3/30/2020		24,490	24,309	20,082	1.3%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Park Ave RE Holdings, LLC (c) (d) (l) (o)	Financials	13.00%, 12/31/2021	$37,192	$37,192	$37,192	2.5%
PCX Aerostructures, LLC (c) (l)	Industrials	6.00%, 8/9/2021	7,414	5,601	5,560	0.4%
RMP Group, Inc. (c) (l)	Financials	11.50%, 9/1/2022	2,277	2,195	2,254	0.2%
Trademark Global, LLC (c)	Consumer	11.25%, 4/1/2023	3,308	3,310	3,241	0.2%
Vantage Mobility International, LLC (c)	Transportation	L+7.75% (10.28%), 9/1/2021	6,863	5,853	5,696	0.4%
Xplornet Communications, Inc. (a) (l)	Telecom	9.63%, 6/1/2022	11,683	11,683	11,566	0.8%
Sub Total Subordinated Debt				$143,803	$138,169	9.3%

Collateralized Securities - 8.5% (b)
Collateralized Securities - Debt Investment
Figueroa - Class F Notes (a) (c) (p)	Diversified Investment Vehicles	12.79%, 1/15/2027	$8,000	$8,000	$7,508	0.5%
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (p)	Diversified Investment Vehicles	13.77%, 4/25/2031	4,750	4,532	4,425	0.3%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (p)	Diversified Investment Vehicles	10.26%, 1/20/2027	10,728	9,424	8,580	0.6%
Whitehorse, Ltd. 2014-1A E (a) (c) (p)	Diversified Investment Vehicles	7.29%, 5/1/2026	8,000	7,673	7,269	0.5%
Collateralized Securities - Equity Investment (n)
B&M CLO, Ltd. 2014-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 4/16/2026	$40,250	$10,524	$6,029	0.4%
CVP Cascade CLO, Ltd. 2013-CLO1 Side Letter (a) (c) (p) (s)	Diversified Investment Vehicles		3,243	535	68	0.0%
CVP Cascade CLO, Ltd. 2013-CLO1 SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 1/16/2026	31,000	974	1,166	0.1%
CVP Cascade CLO, Ltd. 2014-2A Side Letter (a) (c) (p) (s)	Diversified Investment Vehicles		3,755	1,022	274	0.0%
Figueroa CLO, Ltd. 2014-1A Side Letter (a) (c) (p) (s)	Diversified Investment Vehicles		2,986	1,244	483	0.1%
Figueroa CLO, Ltd. 2014-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 1/15/2027	35,057	11,568	7,468	0.5%
MidOcean Credit CLO 2013-2A INC (a) (c) (p) (v)	Diversified Investment Vehicles	12.07%, 1/29/2025	37,600	20,445	16,534	1.1%
MidOcean Credit CLO 2014-3A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	14.97%, 7/21/2026	43,300	16,915	14,651	1.0%
MidOcean Credit CLO 2015-4A INC (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 4/15/2027	21,500	12,105	8,595	0.6%
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	17.51%, 7/25/2025	31,603	19,799	24,788	1.6%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (p) (v)	Diversified Investment Vehicles	12.31%, 1/19/2027	31,575	10,329	11,895	0.8%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c) (p) (s)	Diversified Investment Vehicles		1,970	501	199	0.0%
OFSI Fund, Ltd. 2014-6A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 3/20/2025	38,000	10,003	3,008	0.2%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p) (s)	Diversified Investment Vehicles		1,886	477	297	0.0%
Whitehorse, Ltd. 2014-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 5/1/2026	36,000	8,860	3,975	0.2%
Sub Total Collateralized Securities				$154,930	$127,212	8.5%

Equity/Other - 13.3% (b) (ad)

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Aden & Anais Holdings, Inc. (c) (e) (ac)	Retail		4,470	$—	$—	—%
Answers Corp. (c) (p)	Media/Entertainment		908,911	11,361	1,909	0.1%
Avaya Holdings Corp. (a) (e) (aa)	Technology		207,310	3,292	3,018	0.2%
Baker Hill Acquisition, LLC (c) (e)	Financials		22,653	—	—	—%
Cafe Enterprises, Inc. (c) (e)	Food & Beverage		2,235	—	—	—%
Capital Contractors, Inc. (c) (e)	Business Services		45	—	—	—%
Capital Contractors, Inc. (c) (e)	Business Services		4,470	—	—	—%
Capstone Nutrition Class B and C Common Stock (fka Integrity Nutraceuticals) (c) (e) (o) (u)	Consumer		24,656	—	—	—%
Capstone Nutrition Common Stock (fka Integrity Nutraceuticals) (c) (e) (o) (u)	Consumer		6,023	1,630	—	—%
Captek Softgel International, Inc. (c) (e) (ac)	Health/Fitness		8,498	942	712	0.1%
Centerfield Media Holdings, LLC (c) (e)	Media/Entertainment		112	245	263	0.0%
CRD Holdings, LLC (a) (c) (o) (u)	Energy	9.00%	38,858,603	28,402	28,973	2.0%
CRS-SPV, Inc. (c) (e) (o)	Industrials		246	2,219	2,221	0.2%
CWS Holding Company, LLC (c) (e)	Consumer		335,255	—	—	—%
Danish CRJ, Ltd. (a) (c) (e) (p) (r)	Transportation		5,002	—	—	—%
Data Source Holdings, LLC (c) (e)	Business Services		10,617	140	124	0.0%
Del Real, LLC (c) (e) (u)	Food & Beverage		670,510	382	297	0.0%
Dyno Acquiror, Inc. (c) (e)	Consumer		134,102	58	64	0.0%
Frank Entertainment Group, LLC (c) (e) (p) (u)	Media/Entertainment		135,566	—	—	—%
Frank Entertainment Group, LLC (c) (e) (p) (u)	Media/Entertainment		625,810	—	—	—%
Frank Entertainment Group, LLC (c) (e) (p) (u)	Media/Entertainment		625,810	—	—	—%
Frontstreet Facility Solutions, Inc. (c) (e) (p)	Business Services		24,114	—	—	—%
HemaSource, Inc. (c) (e) (ac)	Healthcare		223,503	168	185	0.0%
ICP Industrial, Inc. (c) (e)	Chemicals		288	279	301	0.0%
Integrated Efficiency Solutions, Inc. (c) (e)	Industrials		53,215	56	67	0.0%
Integrated Efficiency Solutions, Inc. (c) (e)	Industrials		2,975	3	3	0.0%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (h) (o)	Transportation		—	—	20,329	1.4%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (h) (o)	Transportation		3,250,000	2,831	3,250	0.2%
Kahala US OpCo, LLC (a) (c) (e) (k) (o)	Transportation	13.00%	4,413,472	—	—	—%
K-Square Restaurant Partners, LP (c) (e) (ac)	Food & Beverage		447	175	16	0.0%
Lakeview Health Holdings, Inc. (c) (e)	Healthcare		447	—	—	—%
MIC Holding, LLC (c) (e)	Consumer		1,470	3,686	3,947	0.3%
MIC Holding, LLC (c) (e)	Consumer		30,000	4,916	4,798	0.3%
Micross Solutions, LLC (c) (e)	Software/Services		442,430	223	310	0.0%
Mood Media Corp. (c) (e)	Media/Entertainment		121,021	27	11	0.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Motor Vehicle Software Corp. (c) (e) (ab)	Business Services		223,503	$318	$260	0.0%
New Star Metals, Inc. (c) (e)	Industrials	Expire 12/22/2036	100,216	151	702	0.0%
NexSteppe, Inc. (c) (e) (o)	Chemicals		237,240	737	—	—%
NMFC Senior Loan Program I, LLC (a) (o)	Diversified Investment Vehicles		50,000	50,000	50,573	3.4%
Nomacorc, LLC (c) (e) (u) (ab)	Industrials		356,816	56	68	0.0%
Park Ave RE Holdings, LLC (c) (e) (o) (w)	Financials		1,000	102	15,578	1.0%
Park Ave RE Holdings, LLC (c) (e) (o) (w)	Financials	8.00%	47,290	23,645	23,645	1.6%
Passport Food Group, LLC (c) (e) (ac)	Food & Beverage		4,470	—	—	—%
PCX Aerostructures, LLC (c) (e)	Industrials		27,250	—	—	—%
PCX Aerostructures, LLC (c) (e)	Industrials		1,356	—	—	—%
PCX Aerostructures, LLC (c) (e)	Industrials		315	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (g) (p)	Diversified Investment Vehicles		8,436	8,436	8,705	0.6%
RMP Group, Inc. (c) (e) (u)	Financials		223	164	191	0.0%
RockYou, Inc. (c) (e)	Media/Entertainment		15,105	—	—	—%
Schweiger Dermatology Group, LLC (c) (e) (u)	Healthcare		265,024	—	—	—%
SCUF Gaming, Inc. (c) (e)	Consumer		6,060	21	49	0.0%
Smile Brands, Inc. (c) (e)	Healthcare		669	747	658	0.0%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
Squan Holding Corp. (c) (e)	Telecom		8,962	—	—	—%
St. Croix Hospice Acquisition Corp. (c) (e)	Healthcare		112	—	—	—%
St. Croix Hospice Acquisition Corp. (c) (e)	Healthcare		112	64	100	0.0%
SYNACOR, Inc. (e) (aa)	Technology		59,785	—	88	0.0%
Tax Advisors Group, LLC (c) (e) (u)	Financials		86	609	638	0.0%
Tax Defense Network, LLC (c) (e) (p)	Consumer		351,944	—	—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	—%
TCG BDC, Inc. - Common Stock (fka Carlyle GMS Finance, Inc.) (a)	Financials		226	4,336	2,733	0.2%
Team Waste, LLC (c) (e) (p) (u)	Industrials		111,752	2,235	2,235	0.2%
Tennenbaum Waterman Fund, LP (a) (c) (p)	Diversified Investment Vehicles		10,000	10,000	10,137	0.7%
THL Credit Greenway Fund II, LLC (a) (p)	Diversified Investment Vehicles		8,339	8,339	7,435	0.5%
Travelpro Products, Inc. (a)	Consumer		447,007	506	541	0.0%
TwentyEighty, Inc. (c) (p)	Business Services		54,586	—	—	—%
TZ Holdings, Inc. - Preferred Shares (fka Zimbra, Inc.) (c) (e)	Technology	Expire 10/25/2023	1,000,000	10	179	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		39,769	132	18	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		4,206	31	15	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		99,236	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		223	35	9	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
USASF Holdco, LLC (c) (e) (u)	Financials		490	$490	$571	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		56	56	111	0.0%
Vantage Mobility International, LLC (c) (e)	Transportation		391,131	—	—	—%
Women's Marketing, Inc. (c) (e)	Media/Entertainment		3,643	—	—	—%
Women's Marketing, Inc. (c) (e)	Media/Entertainment		2,235	—	—	—%
World Business Lenders, LLC (c) (e) (p)	Financials		922,669	3,750	3,759	0.3%
WSO Holdings, LP (c) (e)	Food & Beverage		698	279	—	—%
Wythe Will Tzetzo, LLC (c) (e) (u)	Food & Beverage		22,312	302	—	—%
YummyEarth, Inc. (c) (e)	Food & Beverage		223	—	—	—%
Sub Total Equity/Other				$177,021	$199,796	13.3%

TOTAL INVESTMENTS - 156.4% (b)				$2,480,332	$2,334,714	156.4%
Forward foreign currency contracts:

Counterparty	Contract to Deliver	In Exchange For	Maturity Date	Unrealized Appreciation/(Depreciation)
Goldman Sachs International	CAD 21,275	$16,597	1/7/2019	$993
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

(d)	As of the date of election, the portfolio company elected to pay cash interest, noting the company has the option to elect a portion of the interest to be payment-in-kind (“PIK”).

(e)	Non-income producing at December 31, 2018.

(f)	The Company has various unfunded commitments to portfolio companies. Please refer to Note 7 - Commitments and Contingencies for details of these unfunded commitments.

(g)	The investment is subject to a three year lock-up restriction on withdrawals. The lock-up expires on March 31, 2019.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

(l)	For the year ended December 31, 2018, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind (“PIK”):
December 31, 2018

Portfolio Company	Investment Type	Cash	PIK	All-in Rate	PIK Earned for the year ended December 31, 2018
Capstone Nutrition (fka Integrity Nutraceuticals)	Senior Secured First Lien Debt	—%	15.03%	15.03%	$—
Capstone Nutrition (fka Integrity Nutraceuticals)	Senior Secured First Lien Debt	—%	15.03%	15.03%	—
Capstone Nutrition (fka Integrity Nutraceuticals)	Senior Secured First Lien Debt	—%	15.03%	15.03%	—
DLC Acquisition, LLC	Senior Secured First Lien Debt	10.00%	2.00%	12.00%	29
Greenwave Holdings, Inc. (s)	Senior Secured First Lien Debt	10.00%	3.00%	13.00%	271
Integral Ad Science, Inc.	Senior Secured First Lien Debt	7.28%	1.25%	8.53%	81
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	12.05%	—%	12.05%	—
Kahala Ireland OpCo Designated Activity Company	Senior Secured First Lien Debt	13.00%	—%	13.00%	—
LightSquared, LP	Senior Secured First Lien Debt	—%	11.52%	11.52%	1,291
Mood Media Corp.	Senior Secured First Lien Debt	10.05%	—%	10.05%	103
NexSteppe, Inc.	Senior Secured First Lien Debt	—%	12.00%	12.00%	—
NexSteppe, Inc.	Senior Secured First Lien Debt	—%	12.00%	12.00%	—
Pure Barre, LLC (s)	Senior Secured First Lien Debt	—%	9.08%	9.08%	162
Pure Barre, LLC (s)	Senior Secured First Lien Debt	7.99%	1.25%	9.24%	3
Squan Holding Corp.	Senior Secured First Lien Debt	8.40%	1.00%	9.40%	163
Tax Defense Network, LLC	Senior Secured First Lien Debt	—%	10.00%	10.00%	—
TwentyEighty, Inc.	Senior Secured First Lien Debt	10.80%	—%	10.80%	12
TwentyEighty, Inc.	Senior Secured First Lien Debt	4.00%	4.00%	8.00%	262
TwentyEighty, Inc.	Senior Secured First Lien Debt	—%	8.75%	8.75%	531
United Central Industrial Supply Company, LLC (s)	Senior Secured First Lien Debt	9.35%	—%	9.35%	85
Von Drehle Corp.	Senior Secured First Lien Debt	14.03%	—%	14.03%	131
KidKraft, Inc.	Senior Secured Second Lien Debt	11.00%	1.00%	12.00%	26
Travelpro Products, Inc.	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%	7
Travelpro Products, Inc.	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%	20
Captek Softgel International, Inc.	Subordinated Debt	10.00%	1.50%	11.50%	45
Community Intervention Services, Inc.	Subordinated Debt	—%	13.00%	13.00%	—
Dyno Acquiror, Inc.	Subordinated Debt	10.50%	1.50%	12.00%	7
Frozen Specialties, Inc. (s)	Subordinated Debt	10.00%	4.00%	14.00%	22
HTC Borrower, LLC	Subordinated Debt	10.00%	3.00%	13.00%	71
Orchid Underwriters Agency, LLC (s)	Subordinated Debt	—%	11.50%	11.50%	1
Orchid Underwriters Agency, LLC (s)	Subordinated Debt	—%	13.50%	13.50%	5
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%	—
PCX Aerostructures, LLC	Subordinated Debt	—%	6.00%	6.00%	170
RMP Group, Inc.	Subordinated Debt	10.50%	1.00%	11.50%	10
Rotolo Consultants, Inc. (s)	Subordinated Debt	11.00%	3.00%	14.00%	13
Smile Brands, Inc. (s)	Subordinated Debt	10.00%	2.00%	12.00%	17
Steel City Media	Subordinated Debt	9.00%	7.00%	16.00%	829
Xplornet Communications, Inc.	Subordinated Debt	8.63%	1.00%	9.63%	1,149
Total					$5,516

(m)	The Company's investment or a portion thereof is pledged as collateral under the UBS Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

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

(q)	Unless otherwise indicated, all investments in the consolidated schedule of investments are non-affiliated, non-controlled investments.

(r)	The Company's investment is held through the Consolidated Holding Company, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.

(s)	Investment sold during the year ended December 31, 2018.

(t)	The investment is on non-accrual status as of December 31, 2018.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

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

(y)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at December 31, 2018. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018
The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2018:

	At December 31, 2018
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$357,065	15.3%
Industrials	270,699	11.6%
Business Services	264,296	11.3%
Diversified Investment Vehicles	204,062	8.8%
Financials	142,695	6.1%
Transportation	140,824	6.0%
Media/Entertainment	135,230	5.8%
Technology	119,825	5.1%
Energy	113,507	4.9%
Telecom	112,838	4.8%
Food & Beverage	98,653	4.2%
Consumer	95,159	4.1%
Chemicals	67,816	2.9%
Gaming/Lodging	58,572	2.5%
Paper & Packaging	44,882	1.9%
Software/Services	39,523	1.7%
Health/Fitness	31,711	1.4%
Education	21,688	0.9%
Publishing	9,775	0.4%
Retail	5,894	0.3%
Total	$2,334,714	100.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

Note 1 — Organization and Basis of Presentation
Business Development Corporation of America (the “Company” or "BDCA") is an externally managed, non-diversified closed-end management investment company incorporated in Maryland in May 2010 that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“the 1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment activities are managed by BDCA Adviser, LLC (the “Adviser”), a subsidiary of Benefit Street Partners L.L.C. (“BSP”) and supervised by the Company’s board of directors, a majority of whom are independent of the Adviser and its affiliates. As a BDC, the Company is required to comply with certain regulatory requirements.
The Company’s investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. The Company invests primarily in first and second lien senior secured loans and mezzanine debt issued by middle market companies. The Company defines middle market companies as those with annual revenues up to $1 billion. The Company also purchases interests in loans through secondary market transactions. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower, which may include inventory, receivables, plant, property, and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. The Company may invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles (“Collateralized Securities” or "CLOs"). CLOs are entities that are formed to manage a portfolio of senior secured loans made to companies whose debt is typically rated below investment grade or, in limited circumstances, unrated. The senior secured loans within these Collateralized Securities meet specified credit and diversity criteria and are subject to concentration limitations in order to create a diverse investment portfolio. In most cases, companies to whom the Company provides customized financing solutions will be privately held at the time the Company invests in them.
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
On July 31, 2018, BSP completed the Triangle Transaction. The gross cash proceeds paid to Triangle were approximately $793.3 million, after adjustments to take into account portfolio activity and other matters occurring since December 31, 2017. In accordance with BSP’s allocation policy, the Company acquired approximately 24% of the assets in the Triangle Portfolio for an aggregate purchase price of $188.1 million. The final allocation of the investments in the Triangle Portfolio by BSP was based on a number of factors, including, among others, the Company's available capital at the time of allocation, changes in the composition of the Triangle Portfolio between the signing of the APA and the closing of the Triangle Transaction, the suitability of the investments in Triangle’s Portfolio for the Company as compared to the other funds managed by BSP, regulatory guidance regarding the allocation of certain Triangle Portfolio assets between funds managed by BSP, and changes in the relative size of the funds managed by BSP.
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
On February 1, 2019, Franklin Templeton acquired BSP, including BSP’s 100% ownership interest in the Company's Adviser (the “FT Transaction”). All investment professionals currently managing the Company and its investments, and all members of the BSP’s Investment Committee are expected to maintain their current responsibilities after the FT Transaction.
During the nine months ended September 30, 2019, the Company invested approximately $795.5 million to portfolio companies to contribute to the support of their business objectives of which some were contractually obligated. See Note 7 - Commitments and Contingencies. As of September 30, 2019, the Company held investments in loans it made to investee companies with aggregate principal amounts of $2,402.1 million. The details of such investments have been disclosed on the consolidated schedule of investments as well as in Note 3 - Fair Value of Financial Instruments. In addition to providing loans to investee companies, from time to time the Company may assist investee companies in securing financing from other sources by introducing such investee companies to sponsors or other lending institutions.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

While the structure of the Company’s investments is likely to vary, the Company may invest in senior secured debt, senior unsecured debt, subordinated secured debt, subordinated unsecured debt, mezzanine debt, convertible debt, convertible preferred equity, preferred equity, common equity, warrants, CLOs, and other instruments, many of which generate current yields. If the Adviser deems appropriate, the Company may invest in more liquid senior secured and second lien debt securities, some of which may be traded. The Company will make such investments to the extent allowed by the 1940 Act and consistent with its continued qualification as a RIC for federal income tax purposes.
On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. As of September 30, 2019, the Company had issued 214.8 million shares of common stock for gross proceeds of $2.3 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of September 30, 2019, the Company had repurchased a cumulative 25.6 million shares of common stock through its share repurchase program for payments of $222.0 million.
The Company intends to co-invest, subject to the conditions included in the exemptive order the Company received from the Securities and Exchange Commission ("SEC"), with certain of its affiliates. The Company believes that such co-investments may afford it additional investment opportunities and an ability to achieve greater diversification.
As a BDC, the Company is generally required to invest at least 70% of its total assets primarily in securities of private and certain U.S. public companies (other than certain financial institutions), cash, cash equivalents and U.S. Government securities, and other high-quality debt investments that mature in one year or less.
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
Prior to September 30, 2019, in conjunction with the consolidation of subsidiaries, the Company had recognized non-controlling interests attributable to third party ownership in the following Consolidated Holding Companies: Kahala Aviation Holdings, LLC, Kahala Aviation US, Inc., and Kahala LuxCo. On September 30, 2019, the Company entered an agreement to purchase the third party ownership of Kahala Aviation Holdings LLC, which in turn owns 100% of the equity of Kahala Aviation US, Inc. and Kahala Luxco. As a result of this agreement, the company owns 100% of the equity of Kahala Aviation Holdings LLC, Kahala Aviation US, Inc, and Kahala Luxco, and therefore no longer recognizes a non-controlling interest in these Consolidated Holding Companies. See Note 9 - Common Stock for detail of the activity attributable to non-controlling interests.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, the consolidated financial statements may not include all of the information and notes required by U.S. GAAP for annual consolidated financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets, and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2019.
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
Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. The Company may also obtain quotes with respect to certain of the Company's investments from pricing services or brokers or dealers in order to value assets. When doing so, the Company determines whether the quote obtained is readily available according to U.S. GAAP to determine the fair value of the security. If determined to be readily available, the Company uses the quote obtained.
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
For the period ended September 30, 2019
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
Where appropriate, prior period consolidated financial statements may have been reclassified to disclose the Company's Control Investments and Affiliate Investments as defined above. The current period's industry classifications may have been revised to more precisely reflect the business of the Company's investments. Further, prior period classifications have been revised in a consistent manner with the current period.
Cash and Cash Equivalents
Cash and cash equivalents include short-term, liquid investments in a money market deposit account. Cash and cash equivalents are carried at cost which approximates fair value.
Offering Costs
The Company incurs certain costs in connection with the registration of shares of its common stock. Offering costs principally relate to professional fees, printing costs, direct marketing expenses, due diligence costs, fees paid to regulators, and other expenses, including the salaries and/or expenses of the Adviser and its affiliates engaged in registering and marketing the Company’s common stock. Such allocated expenses of the Adviser and its affiliates may include the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for the Company.
Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. For the periods ended September 30, 2019, and December 31, 2018 the Company did not incur any offering costs.
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
For the period ended September 30, 2019
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
Fee Income
Fee income, such as structuring fees, origination, closing, amendment fees, commitment, termination, and other upfront fees are generally non-recurring and are recognized as revenue when earned, either upon receipt or amortized into income. Upon the re-payment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment, and other upfront fees are recorded as income.
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
For the period ended September 30, 2019
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
Net Realized Gain or Loss and Net Change in Unrealized Appreciation or Depreciation
Gain or loss on the sale of investments is calculated using the specific identification method. The Company measures realized gain or loss by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when a gain or loss is realized.
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
New Accounting Pronouncements
Adopted
In August 2018, the SEC released its Final Rule on Disclosure Update and Simplification (the “Final Rule”) which is intended to simplify an issuer’s disclosure compliance efforts by removing redundant or outdated disclosure requirements without significantly altering the mix of information provided to investors. The Company has adopted the Final Rule with the most notable impacts being that the Company is no longer required to present the components of distributable earnings on the consolidated statements of assets and liabilities or the sources of distributions to shareholders and the amount of undistributed net investment income on the consolidated statements of changes in net assets.
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
For the period ended September 30, 2019
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
For investments for which Level 1 inputs, such as quoted prices, were not available at September 30, 2019, the investments were valued at fair value as determined in good faith using the valuation policy approved by the board of directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at September 30, 2019 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the period ended September 30, 2019
(Unaudited)

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
For discussion of the fair value measurement of the Company's foreign currency contracts, refer to Note 6 - Derivatives.
The following table presents fair value measurements of investments, by major class, as of September 30, 2019, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$748,697	$1,041,033	$—	$1,789,730
Senior Secured Second Lien Debt	—	32,812	279,981	—	312,793
Subordinated Debt	—	26,205	83,450	—	109,655
Collateralized Securities	—	—	110,215	—	110,215
Equity/Other	2,216	—	180,336	71,800	254,352
Total	$2,216	$807,714	$1,695,015	$71,800	$2,576,745
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
For the period ended September 30, 2019
(Unaudited)

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
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2019:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2018	$1,039,223	$252,651	$92,595	$127,212	$117,107	$1,628,788
Net change in unrealized appreciation (depreciation) on investments	20,488	(7,042)	3,244	(4,743)	29,482	41,429
Purchases and other adjustments to cost	228,331	97,241	23,377	22,568	65,722	437,239
Sales and repayments	(190,639)	(71,972)	(35,158)	(35,366)	(36,242)	(369,377)
Net realized gain (loss)	(42,984)	458	(608)	544	4,267	(38,323)
Transfers in	40,624	8,645	—	—	—	49,269
Transfers out	(54,010)	—	—	—	—	(54,010)
Balance as of September 30, 2019	$1,041,033	$279,981	$83,450	$110,215	$180,336	$1,695,015
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(19,869)	$(6,898)	$(1,247)	$(7,006)	$29,143	$(5,877)
Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the period.
For the nine months ended September 30, 2019, there were no transfers out of Level 1 to Level 2. For the nine months ended September 30, 2019, investments in six companies were transferred out of Level 2 to Level 3 as the number of observable market quotes decreased. For the nine months ended September 30, 2019, investments in six companies were transferred from Level 3 to Level 2 as the number of observable market quotes increased.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2018:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2017	$1,242,983	$215,401	$61,089	$160,195	$103,738	$1,783,406
Net change in unrealized appreciation (depreciation) on investments	(1,768)	(15,159)	(1,404)	5,618	(5,362)	(18,075)
Purchases and other adjustments to cost	452,140	102,561	57,183	22,103	49,838	683,825
Sales and repayments	(669,650)	(58,890)	(24,407)	(29,822)	(37,962)	(820,731)
Net realized gain (loss)	(3,876)	961	134	(30,882)	6,855	(26,808)
Transfers in	110,613	7,777	—	—	—	118,390
Transfers out	(91,219)	—	—	—	—	(91,219)
Balance as of December 31, 2018	$1,039,223	$252,651	$92,595	$127,212	$117,107	$1,628,788
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(18,535)	$(14,850)	$(1,763)	$859	$(2,169)	$(36,458)
Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the period.
For the year ended December 31, 2018, there were no transfers out of Level 1 to Level 2. For the year ended December 31, 2018, investments in thirteen companies were transferred out of Level 2 to Level 3. For the year ended December 31, 2018, investments in eight companies were transferred from Level 3 to Level 2 as the number of observable market quotes increased.
The composition of the Company’s investments as of September 30, 2019, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,893,967	$1,789,730	69.5%
Senior Secured Second Lien Debt	335,228	312,793	12.1
Subordinated Debt	110,010	109,655	4.2
Collateralized Securities	142,671	110,215	4.3
Equity/Other	205,808	254,352	9.9
Total	$2,687,684	$2,576,745	100.0%
The composition of the Company’s investments as of December 31, 2018, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,712,904	$1,594,063	68.3%
Senior Secured Second Lien Debt	291,674	275,474	11.8
Subordinated Debt	143,803	138,169	5.9
Collateralized Securities	154,930	127,212	5.4
Equity/Other	177,021	199,796	8.6
Total	$2,480,332	$2,334,714	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of September 30, 2019. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$800,138	Discounted Cash Flow	Market Yield	5.90%	39.00%	10.16%
Senior Secured First Lien Debt (c)	$87,034	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	$81,655	Waterfall Analysis	Discount Rate	15.50%	18.94%	16.09%
Senior Secured First Lien Debt	$60,804	Yield Analysis	Market Yield	6.10%	17.94%	10.81%
Senior Secured First Lien Debt	$8,315	Waterfall Analysis	EBITDA Multiple	3.40x	6.67x	3.42x
Senior Secured First Lien Debt	$3,087	Waterfall Analysis	Revenue Multiple	0.15x	0.88x	0.63x
Senior Secured Second Lien Debt	$193,001	Discounted Cash Flow	Market Yield	8.57%	28.00%	11.77%
Senior Secured Second Lien Debt	$52,505	Yield Analysis	Market Yield	10.27%	23.23%	11.57%
Senior Secured Second Lien Debt	$18,070	Waterfall Analysis	EBITDA Multiple	4.20x	8.05x	4.26x
Senior Secured Second Lien Debt (c)	$10,207	N/A	N/A	N/A	N/A	N/A
Senior Secured Second Lien Debt	$4,857	Waterfall Analysis	Revenue Multiple	0.43x	1.63x	0.93x
Senior Secured Second Lien Debt (b)	$1,341	Transaction Price	N/A	N/A	N/A	N/A
Subordinated Debt (b)	$35,487	Other	Discount Rate	10.00%	10.00%	10.00%
Subordinated Debt (b)	$22,500	Waterfall Analysis	Tangible Net Asset Value Multiple	1.75x	1.75x	1.75x
Subordinated Debt	$19,644	Yield Analysis	Market Yield	12.18%	19.22%	15.82%
Subordinated Debt (b)	$5,819	Waterfall Analysis	Asset Recovery	6.25x	6.25x	6.25x
Collateralized Securities	$110,215	Discounted Cash Flow	Discount Rate	4.75%	37.50%	14.19%
Equity/Other	$67,860	Waterfall Analysis	Discount Rate	15.50%	25.00%	17.29%
Equity/Other (b)	$36,915	Waterfall Analysis	Tangible Net Asset Value Multiple	1.75x	1.75x	1.75x
Equity/Other	$32,599	Discounted Cash Flow	Market Yield	9.06%	13.35%	11.33%
Equity/Other	$16,190	Waterfall Analysis	EBITDA Multiple	4.20x	12.50x	7.06x
Equity/Other (b)	$8,505	Other	Discount Rate	10.00%	10.00%	10.00%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

Equity/Other (b)	$4,895	Waterfall Analysis	Asset Recovery	0.90x	0.90x	0.90x
Equity/Other (b) (c)	$4,288	N/A	N/A	N/A	N/A	N/A
Equity/Other	$4,506	Waterfall Analysis	TBV Multiple	1.85x	4.40x	3.98x
Equity/Other	$2,343	Waterfall Analysis	Revenue Multiple	0.15x	0.43x	0.38x
Equity/Other (b)	$2,235	Waterfall Analysis	Other	N/A	N/A	N/A
Total	$1,695,015
______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)	This asset category contains one investment.

(c)	This instrument(s) was held at cost.
There were no significant changes in valuation approach or technique as of September 30, 2019.
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2018. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt (b)	$555,066	Discounted Cash Flow	Market Yield	6.98%	18.95%	10.42%
Senior Secured First Lien Debt (b)	$288,547	Yield Analysis	Market Yield	6.50%	19.43%	11.50%
Senior Secured First Lien Debt (b)	$111,549	Waterfall Analysis	Discount Rate	17.00%	19.00%	18.00%
Senior Secured First Lien Debt (b)	$6,142	Waterfall Analysis	Revenue Multiple	0.38x	0.89x	0.77x
Senior Secured First Lien Debt (b)	$5,944	Waterfall Analysis	EBITDA Multiple	0.29x	6.05x	3.45x
Senior Secured Second Lien Debt (d)	$171,022	Yield Analysis	Market Yield	10.00%	23.04%	13.39%
Senior Secured Second Lien Debt (d)	$66,029	Discounted Cash Flow	Market Yield	10.05%	15.44%	12.21%
Senior Secured Second Lien Debt (d)	$1,947	Waterfall Analysis	Revenue Multiple	1.6x	1.7x	1.65x
Subordinated Debt (c) (e)	$37,192	Waterfall Analysis	Discount Rate	8.00%	9.00%	N/A
Subordinated Debt (e)	$31,623	Yield Analysis	Market Yield	11.63%	21.84%	15.32%
Subordinated Debt (c) (e)	$5,560	Waterfall Analysis	EBITDA Multiple	9.54x	9.54x	N/A
Subordinated Debt (c) (e)	$189	Asset Recovery / Take Out	Asset Recovery Percentage	36.96%	36.96%	N/A
Collateralized Securities	$127,212	Discounted Cash Flow	Discount Rate	7.50%	33.00%	17.85%
Equity/Other (f)	$28,973	Discounted Cash Flow	Market Yield	11.07%	12.07%	11.57%
Equity/Other (f)	$23,579	Waterfall Analysis	Discount Rate	17.00%	19.00%	18.00%
Equity/Other (f)	$15,819	Waterfall Analysis	EBITDA Multiple	4.25x	12.0x	6.47x
Equity/Other (f)	$2,235	Waterfall Analysis	Appraisal Value	21,923.96	21,923.96	N/A
Equity/Other (f)	$682	Waterfall Analysis	TBV Multiple	1.45x	1.45x	1.45x
Equity/Other (f)	$42	Waterfall Analysis	Revenue Multiple	0.12x	0.12x	0.12x
Equity/Other (f)	$11	Option Pricing Method	Volatility	50.00%	70.00%	60.00%

______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)	The remaining $72.0 million of senior secured first lien debt was valued using a Scenario-Based analysis technique factoring in various unobservable inputs.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

(c)	Weighted average not applicable as this asset category contains one investment.

(d)	The remaining $13.7 million of senior secured second lien debt was valued using a Scenario-Based analysis technique factoring in various unobservable inputs.

(e)	The remaining $18.0 million of subordinated debt was valued using a Scenario-Based analysis technique factoring in various unobservable inputs.

(f)	The remaining $45.8 million of equity/other investments was valued using the Current Method.
There were no significant changes in valuation approach or technique as of December 31, 2018.
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.
As of September 30, 2019, the Company had six portfolio companies, which represented eleven investments, on non-accrual status with a total principal amount of $67.9 million, amortized cost of $45.4 million, and fair value of $12.6 million which represented 2.1%, 1.7%, and 0.5% of the investment portfolio's total principal, amortized cost, and fair value, respectively. As of December 31, 2018, the Company had eight portfolio companies, which represented fourteen portfolio investments, on non-accrual status with a total principal amount of $171.4 million, amortized cost of $117.4 million, and fair value of $43.8 million, which represented 5.7%, 4.7%, and 1.9% of the investment portfolio's total principal, amortized cost, and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
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
Base Management Fee
The base management fee is calculated at an annual rate of 1.5% of the Company’s average gross assets. The Company's gross assets increase or decrease with any appreciation or depreciation associated with a derivative contract. Average gross assets is calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears and is appropriately pro-rated for any partial month or quarter. All or any part of the base management fee not taken as to any quarter may be deferred without interest and may be taken in such other quarter as the Adviser will determine within three years.
As of September 30, 2019 and December 31, 2018, $10.3 million and $9.7 million was payable to the Adviser for base management fees, respectively.
For the three and nine months ended September 30, 2019, the Company incurred $10.3 million and $29.7 million, respectively, in base management fees under the Investment Advisory Agreement. For the three and nine months ended September 30, 2018, the Company incurred $10.1 million and $30.1 million, respectively, in base management fees under the Investment Advisory Agreement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

Incentive Fees
The incentive fee consists of two parts. The first part is referred to as the incentive fee on income and it is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income, and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence, and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses or unrealized capital appreciation or depreciation. The payment of the incentive fee on income shall be subject to payment of a preferred return to investors each quarter, expressed as a quarterly rate of return on the value of the Company's net assets at the end of the most recently completed calendar quarter, of 1.75% (7.00% annualized), subject to a “catch up” feature (as described below). The calculation of the incentive fee on income for each quarter is as follows:

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

As of September 30, 2019 and December 31, 2018, $7.0 million and $5.7 million was payable to the Adviser for the incentive fee on income, respectively.
For the three and nine months ended September 30, 2019, the Company incurred $7.0 million and $20.5 million, respectively, in incentive fees on income under the Investment Advisory Agreement. For the three and nine months ended September 30, 2018, the Company incurred $6.5 million and $16.0 million, respectively, in incentive fees on income under the Investment Advisory Agreement.
The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” shall be an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to the Company’s liquidation and shall be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). This fee shall equal 20.0% of the Company’s incentive fee capital gains, which shall equal the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and nine months ended September 30, 2019 and 2018, the Company did not incur incentive fees on capital gains during operations under the Investment Advisory Agreement.
Administration Agreement
In connection with the Administration Agreement, BSP provides the Company with office facilities and administrative services. As of September 30, 2019 and December 31, 2018, $0.6 million and $0.7 million was payable to BSP under the Administration Agreement, respectively.
For the three and nine months ended September 30, 2019, the Company incurred $0.6 million and $1.8 million, respectively, in administrative service fees under the Administration Agreement. For the three and nine months ended September 30, 2018, the Company incurred $0.6 million and $1.8 million, respectively, in administrative service fees under the Administration Agreement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

Co-Investment Relief
The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC. The SEC staff has granted the Company exemptive relief that allows it to enter into certain negotiated co-investment transactions alongside with other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with its investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, the Company is permitted to co-invest with its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of its eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and the Company's stockholders and do not involve overreaching in respect of the Company or the Company's stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with the Company’s investment objective and strategies.
Triangle Transaction
On April 3, 2018, BSP, through the Acquisition Entity, entered into the APA with Triangle under which certain funds advised by BSP agreed to acquire the Triangle Portfolio for $981.2 million in cash, as adjusted in accordance with the terms of the APA. The Adviser is an affiliate of BSP, and the Company participated in the Triangle Transaction by purchasing a portion of the Triangle Portfolio, facilitated through the Acquisition Entity.
On July 31, 2018, BSP completed the Triangle Transaction. The gross cash proceeds paid to Triangle were approximately $793.3 million, after adjustments to take into account portfolio activity and other matters occurring since December 31, 2017. In accordance with BSP’s allocation policy, the Company acquired approximately 24% of the assets in the Triangle Portfolio for an aggregate purchase price of $188.1 million. The final allocation of the investments in the Triangle Portfolio by BSP was based on a number of factors, including, among others, the Company’s available capital at the time of allocation, changes in the composition of the Triangle Portfolio between the signing of the APA and the closing of the Triangle Transaction, the suitability of the investments in Triangle’s Portfolio for the Company as compared to the other funds managed by BSP, regulatory guidance regarding the allocation of certain Triangle Portfolio assets between funds managed by BSP, and changes in the relative size of the funds managed by BSP.
Private Placement in connection with FT Transaction
In connection with the FT Transaction, on November 1, 2018, the Company issued approximately 6.1 million and 4.9 million shares of the Company's common stock to FRI and BSP, respectively, at a purchase price of $8.20 per share in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
Offering Costs
The Company incurs certain costs in connection with the registration of shares of its common stock. Offering costs principally relate to professional fees, printing costs, direct marketing expenses, due diligence costs, fees paid to regulators, and other expenses, including the salaries and/or expenses of the Adviser and its affiliates engaged in registering and marketing the Company’s common stock. Such allocated expenses of the Adviser and its affiliates may include the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for the Company. The Company incurred no offering costs for the three and nine months ended September 30, 2019 and 2018, respectively.
Other Affiliated Parties
The Adviser is the investment adviser of BDCA. The Adviser is an affiliate of BSP, an SEC registered investment adviser. The Adviser and BSP are under common control. Prior to the consummation of the FT Transaction on February 1, 2019, the Adviser was affiliated and under common control with Providence Equity Capital Markets L.L.C. (“PECM”), an SEC registered investment adviser on the BSP platform. The Adviser was affiliated and under common control with Providence Equity Partners L.L.C. (“PEP”), an SEC registered investment adviser. PEP is a global private equity investment adviser and maintained an information barrier between itself and the Adviser, BSP and PECM. The Adviser was affiliated and under common control with Merganser Capital Management, LLC (“Merganser”), an SEC registered investment adviser. BSP, the Adviser, PECM, Merganser and PEP’s respective Form ADV’s are publicly available for review on the SEC Investment Adviser Public Disclosure website.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

Note 5 — Borrowings
Wells Fargo Credit Facility
On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank as collateral agent, account bank, and collateral custodian (as amended from time to time, the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility, which has been amended from time to time, was last amended on March 15, 2019 and provides for borrowings in an aggregate principal amount of up to $600.0 million on a committed basis. The Wells Fargo Credit Facility has a maturity date of May 9, 2023.
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
The Wells Fargo Credit Facility contains customary default provisions for facilities of this type pursuant to which Wells Fargo may terminate the rights, obligations, power, and authority of the Company, in its capacity as servicer of the portfolio assets under the Wells Fargo Credit Facility, including, but not limited to, non-performance of Wells Fargo Credit Facility obligations, insolvency, defaults of certain financial covenants, and other events with respect to the Company that may be adverse to Wells Fargo and the secured parties under the Wells Fargo Credit Facility.
In connection with the Wells Fargo Credit Facility, Funding I has made certain representations and warranties, is required to comply with various covenants, reporting requirements, and other customary requirements for similar facilities and is subject to certain customary events of default. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare the outstanding advances and all other obligations under the Wells Fargo Credit Facility immediately due and payable. During the continuation of an event of default, Funding I must pay interest at a default rate.
On April 6, 2018, the Company borrowed $90.6 million under the Wells Fargo Credit Facility and used such proceeds, together with cash on hand, to repay at maturity the debt financing facility that it had entered into with UBS AG, London Branch through a wholly-owned special-purpose, bankruptcy-remote subsidiary, BDCA Helvetica Funding, Ltd.
Citi Credit Facility
On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into a credit facility (as amended from time to time, the “Citi Credit Facility”) with Citibank, N.A. ("Citi") as administrative agent and U.S. Bank as collateral agent, account bank, and collateral custodian. The Citi Credit Facility, which was subsequently amended on October 14, 2015, provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility. On June 27, 2019, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, BDCA-CB Funding LLC, entered into an amendment (the "Amendment") to its Credit and Security Agreement with Citibank, N.A., dated as of June 27, 2014 (as amended from time to time, the "Credit Agreement"). The Amendment, among other things, (i) extends the end of the reinvestment period from July 1, 2019 to May 31, 2021 and (ii) extends the maturity date of the Credit Agreement from May 28, 2020 to May 31, 2022.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

UBS Credit Facility
On April 7, 2015, the Company, through a wholly-owned, special-purpose, bankruptcy-remote subsidiary, Helvetica Funding, entered into a debt financing facility with UBS AG, London Branch (“UBS”), pursuant to which $150.0 million was made available to the Company to fund investments in new securities and for other general corporate purposes (as amended from time to time, the “UBS Credit Facility”). The UBS Credit Facility was subsequently amended on July 10, 2015 to increase the amount of debt available to the Company under the facility from $150.0 million to $210.0 million. On June 6, 2016, the UBS Credit Facility was again amended to increase the amount of debt available from $210.0 million to $232.5 million. In addition, the amended facility increased the applicable spread over a three-month LIBOR from 3.90% to 4.05% per annum for the relevant period and increased the permissible percentage of second lien loans from 60% to 70%. Pricing under the UBS Credit Facility was based on three-month LIBOR plus a spread of 4.05% per annum for the relevant period. The maturity date of the UBS Credit Facility was April 7, 2018.
On April 6, 2018, the Company repaid the UBS Credit Facility and all related liens were released.
2020 Notes
On August 26, 2015, the Company entered into a Purchase Agreement with Sandler O’Neill & Partners, L.P (the “Initial Purchaser”), relating to the Company’s sale of $100.0 million aggregate principal amount of its 6.00% fixed rate senior notes due 2020 (the “2020 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act . The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The Purchase Agreement includes customary representations, warranties, and covenants by the Company. Under the terms of the Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The 2020 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The net proceeds from the sale of the 2020 Notes was approximately $97.9 million, after deducting Initial Purchaser's discounts and commissions of approximately $1.6 million payable by the Company and estimated offering expenses of approximately $0.5 million payable by the Company. The Company used the net proceeds to make investments in accordance with the Company’s investment objectives and for general corporate purposes.
The 2020 Notes were issued pursuant to an Indenture, dated as of August 31, 2015 (the “Indenture”), between the Company and U.S. Bank National Association, trustee (the “Trustee”). The 2020 Notes will mature on September 1, 2020 and may be redeemed in whole or in part at the Company’s option at any time, or from time to time, at the redemption prices set forth in the Indenture. The 2020 Notes bear interest at a rate of 6.00% per year payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2016. The 2020 Notes will be general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2020 Notes. The 2020 Notes will rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles or similar facilities, including credit facilities held by the Company’s wholly owned, special purpose financing subsidiaries.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

2022 Notes
On December 14, 2017, the Company entered into a Purchase Agreement (the “2022 Notes Purchase Agreement”) with the Initial Purchaser relating to the Company's sale of $150.0 million aggregate principal amount of its 4.75% fixed rate notes due 2022 (the “2022 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to institutional accredited investors under Rule 501(a)(1), (2), (3), or (7) under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The 2022 Notes Purchase Agreement also includes customary representations, warranties, and covenants by the Company. Under the terms of the 2022 Notes Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The 2022 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2022 Notes was approximately $147.0 million, after deducting an offering price discount of approximately $0.8 million, as well as Initial Purchaser’s discounts and commissions of approximately $1.7 million and offering expenses of approximately $0.6 million, each payable by the Company. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes.
The 2022 Notes were issued pursuant to the Indenture dated as of December 19, 2017, between the Company and the Trustee, and a Supplemental Indenture, dated as of December 19, 2017 (the “Supplemental Indenture”), between the Company and the Trustee. The 2022 Notes will mature on December 30, 2022, unless repurchased or redeemed in accordance with their terms prior to such date. The 2022 Notes bear interest at a rate of 4.75% per year payable semi-annually on June 30 and December 30 of each year, commencing on June 30, 2018. The 2022 Notes will be general unsecured obligations of the Company that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the 2022 Notes. The 2022 Notes will rank equally in right of payment with all of the Company's existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company's subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by the Company's wholly owned, special purpose financing subsidiaries.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

2023 Notes
On May 11, 2018, the Company entered into a Purchase Agreement (the “2023 Notes Purchase Agreement”) with the Initial Purchaser relating to the Company’s sale of $60.0 million aggregate principal amount of its 5.375% fixed rate notes due 2023 (the “2023 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to institutional accredited investors under Rule 501 (a)(1), (2), (3), or (7) under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The 2023 Notes Purchase Agreement also includes customary representations, warranties, and covenants by the Company. Under the terms of the 2023 Notes Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The 2023 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2023 Notes were approximately $58.7 million, after deducting an offering price discount of approximately $0.3 million, as well as Initial Purchaser’s discounts and commissions of approximately $0.6 million and estimated offering expenses of approximately $0.4 million, each payable by the Company. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes. The 2023 Notes were issued pursuant to the Indenture between the Company and The Trustee, and a Second Supplemental Indenture, dated as of May 16, 2018, between the Company and the Trustee. The 2023 Notes will mature on May 30, 2023, unless repurchased or redeemed in accordance with their terms prior to such date. The 2023 Notes bear interest at a rate of 5.375% per year payable semi-annually on May 30 and November 30 of each year, commencing on November 30, 2018. The 2023 Notes will be general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2023 Notes. The 2023 Notes will rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by the Company’s wholly owned, special purpose financing subsidiaries. The Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2023 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture. In addition, if a change of control repurchase event, as defined in the Indenture, occurs prior to maturity, holders of the 2023 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2023 Notes at a repurchase price equal to 100% of the principal amount of the 2023 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
JP Morgan Securities LLC Prime Brokerage Account
On January 20, 2017, the Company entered into a prime brokerage account agreement with JP Morgan Securities LLC (the “JPMC PB Account”). The JPMC PB Account provided a full suite of services around the custody of bonds and equities and also access to leverage, which is dependent on the price, credit quality, and diversity of the pool of assets held within the account. The borrowing availability is recalculated daily based on changes to the assets, with margin calls issued in the morning as appropriate. The cost to borrow is 1 week LIBOR + 90 bps and there is no mandatory usage or period wherein the debt needs to be repaid.
On May 8, 2018 the Company fully repaid its borrowings under the JPMC PB Account and closed the account.
The weighted average annualized interest cost for all borrowings for the nine months ended September 30, 2019 and 2018 was 4.67% and 4.45%, respectively. The average daily debt outstanding for the nine months ended September 30, 2019 and 2018 was $1.0 billion and $1.3 billion, respectively. The maximum debt outstanding for the nine months ended September 30, 2019 and 2018 was $1.2 billion and $1.5 billion, respectively.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

The following table represents borrowings as of September 30, 2019:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	5/9/2023	$600,000	$494,652	$(7,232)	$487,420
Citi Credit Facility	5/31/2022	400,000	330,500	(2,500)	328,000
2023 Notes	5/30/2023	60,000	59,761	(691)	59,070
2022 Notes	12/30/2022	150,000	149,463	(1,482)	147,981
2020 Notes	9/1/2020	100,000	99,710	(116)	99,594
Totals		$1,310,000	$1,134,086	$(12,021)	$1,122,065

The following table represents borrowings as of December 31, 2018:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	5/9/2023	$545,000	$294,651	$(8,163)	$286,488
Citi Credit Facility	5/28/2020	400,000	293,500	(1,127)	292,373
2023 Notes	5/30/2023	60,000	59,713	(833)	58,880
2022 Notes	12/30/2022	150,000	149,340	(1,824)	147,516
2020 Notes	9/1/2020	100,000	99,474	(209)	99,265
Totals		$1,255,000	$896,678	$(12,156)	$884,522

The following table represents interest and debt fees for the three and nine months ended September 30, 2019:

	Three months ended September 30, 2019					Nine months ended September 30, 2019
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (3)	Other Fees (4)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (3)	Other Fees (4)
Wells Fargo Credit Facility	(1)	(2)	$5,193	$494	$214	(1)	(2)	$14,678	$1,461	$952
Citi Credit Facility	L+1.60%	0.50%	3,454	230	98	L+1.60%	0.50%	10,133	629	366
2023 Notes	5.38%	n/a	823	47	9	5.38%	n/a	2,467	141	9
2022 Notes	4.75%	n/a	1,823	115	2	4.75%	n/a	5,467	341	7
2020 Notes	6.00%	n/a	1,596	32	1	6.00%	n/a	4,753	94	7
Totals			$12,889	$918	$324			$37,498	$2,666	$1,341
______________
(1) Interest rate is priced at one month's LIBOR with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum, depending on the composition of the portfolio of loans owned.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

(2) The non-usage fee for the three months from the most recent amendment (March 15, 2019) is 0.50% on any principal amount unused. After the three months from the most recent amendment, the non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeds 25%.
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
(4) Includes non-usage fees, custody fees, and trustee fees.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates, and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature. The fair value of the Company's 2020 Notes, 2022 Notes, and 2023 Notes are derived from market indications provided by Bloomberg Finance L.P. at September 30, 2019. The fair value of the Company's 2020 Notes, 2022 Notes, and 2023 Notes are derived from market indications provided by Bloomberg Finance L.P. at December 31, 2018.
At September 30, 2019, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2019 and December 31, 2018, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below (amounts in thousands):

	Level	Carrying Amount at September 30, 2019	Fair Value at September 30, 2019
Wells Fargo Credit Facility	3	$494,652	$494,652
Citi Credit Facility	3	330,500	330,500
2023 Notes	3	59,761	61,321
2022 Notes	3	149,463	153,419
2020 Notes	3	99,710	102,329
		$1,134,086	$1,142,221

	Level	Carrying Amount at December 31, 2018	Fair Value at December 31, 2018
Wells Fargo Credit Facility	3	$294,651	$294,651
Citi Credit Facility	3	293,500	293,500
2023 Notes	3	59,713	59,820
2022 Notes	3	149,340	147,717
2020 Notes	3	99,474	102,287
		$896,678	$897,975

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
At September 30, 2019, the forward foreign currency contract was classified within Level 2 of the fair value hierarchy. The derivative held at period end was not subject to a master netting arrangement or other similar agreement.
Note 7 — Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2019, the Company had unfunded commitments on delayed draw term loans of $26.3 million (including $22.2 million of non-discretionary commitments and $4.1 million of discretionary commitments), unfunded commitments on revolver term loans of $29.0 million, unfunded commitments on bridge loans of $11.5 million, unfunded commitments on letter of credit facilities of $10.1 million, and unfunded equity capital discretionary commitments of $29.3 million. As of December 31, 2018, the Company had unfunded commitments on delayed draw term loans of $15.2 million, unfunded commitments on revolver term loans of $21.1 million, and unfunded equity capital commitments of $0.5 million. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

As of September 30, 2019 the Company's unfunded commitments consisted of the following:
September 30, 2019 (Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Allied Universal Security Services, LLC	Senior Secured First Lien Debt	Delayed draw term loan	$601	$601
AMI Entertainment Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,234	1,234
Arch Global Precision, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,268	2,268
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver term loan	1,008	1,008
Aveanna Healthcare, LLC (1)	Senior Secured First Lien Debt	Bridge loan	11,480	11,480
CCW, LLC	Senior Secured First Lien Debt	Revolver term loan	1,500	200
CDHA Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	7,582	7,027
CDHA Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,264	834
Cold Spring Brewing, Co.	Senior Secured First Lien Debt	Revolver term loan	238	238
Corfin Industries, LLC	Senior Secured First Lien Debt	Revolver term loan	956	956
CRS-SPV, Inc.	Senior Secured First Lien Debt	Revolver term loan	224	162
Deva Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	559	559
Florida Food Products, LLC	Senior Secured First Lien Debt	Revolver term loan	1,647	231
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver term loan	2,753	2,655
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	80	34
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,810	2,649
Integral Ad Science, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,085	1,085
Lakeview Health Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	310	186
McDermott International, Inc.	Senior Secured First Lien Debt	Letter of credit facility	10,053	10,053
MED Parentco, LP	Senior Secured First Lien Debt	Delayed draw term loan	1,438	1,438
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	547	469
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	2,651	2,651
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,324	1,324
MMM Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,761	1,761
Muth Mirror Systems, LLC	Senior Secured First Lien Debt	Revolver term loan	1,299	1,299
New Amsterdam Software Bidco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,790	1,790
Norvax, LLC	Senior Secured First Lien Debt	Revolver term loan	1,152	1,152
ORG Chemical Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	5,202	4,099
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,316	1,316
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	2,584
Reddy Ice Corp.	Senior Secured First Lien Debt	Delayed draw term loan	2,518	2,518
Reddy Ice Corp.	Senior Secured First Lien Debt	Revolver term loan	1,762	1,762
Safety Products/JHC Acquisition Corp.	Senior Secured First Lien Debt	Delayed draw term loan	2,171	2,171
SitusAMC Holdings Corp.	Senior Secured First Lien Debt	Delayed draw term loan	752	752
Subsea Global Solutions, LLC	Senior Secured First Lien Debt	Revolver term loan	963	633
Tap Rock Resources, LLC	Equity/Other	Equity	42,100	29,297
Tillamook Country Smoker, LLC	Senior Secured First Lien Debt	Revolver term loan	1,618	135
University of St. Augustine Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,615	2,615
USF S&H Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	1,616	566
Vantage Mobility International, LLC	Senior Secured First Lien Debt	Delayed draw term loan	196	196
WMK, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,613	785
WMK, LLC	Senior Secured First Lien Debt	Revolver term loan	2,618	1,396
Total			$130,258	$106,169

(1)	The commitment is contingent upon the issuance of the underlying bond. Should the underlying bond be successfully issued, our commitment would be extinguished.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

As of December 31, 2018 the Company's unfunded commitments consisted of the following:
December 31, 2018

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
AccentCare, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	$4,301	$948
AMI Entertainment Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,234	1,234
Aveanna Healthcare, LLC	Senior Secured Second Lien Debt	Delayed draw term loan	1,373	1,373
Capstone Nutrition (fka Integrity Nutraceuticals)	Senior Secured First Lien Debt	Delayed draw term loan	5,089	1,804
CCW, LLC	Senior Secured First Lien Debt	Revolver term loan	3,000	1,700
CDHA Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	7,583	7,583
CDHA Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,264	834
Cold Spring Brewing, Co.	Senior Secured First Lien Debt	Revolver term loan	238	238
Corfin Industries, LLC	Senior Secured First Lien Debt	Revolver term loan	956	382
Dentalcorp Perfect Smile, ULC	Senior Secured Second Lien Debt	Delayed draw term loan	2,028	872
Deva Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	559	559
DLC Acquisition, LLC	Senior Secured First Lien Debt	Revolver term loan	694	694
Florida Food Products, LLC	Senior Secured First Lien Debt	Revolver term loan	1,647	626
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver term loan	2,753	2,642
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,731	710
Integral Ad Science, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,085	1,085
Lakeview Health Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	310	310
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	547	547
MMM Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,761	1,761
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Equity	10,764	538
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,316	658
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	2,153
Subsea Global Solutions, LLC	Senior Secured First Lien Debt	Revolver term loan	963	748
TwentyEighty, Inc.	Senior Secured First Lien Debt	Revolver term loan	443	443
USF S&H Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	1,616	1,131
WMK, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,618	2,618
WMK, LLC	Senior Secured First Lien Debt	Revolver term loan	2,618	2,618
Total			$62,075	$36,809
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims, and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

Guarantees
Park Ave RE, Inc. through its wholly-owned subsidiaries (including Park Ave RE Holdings, LLC), is in the business of purchasing commercial properties from owner-operators and leasing the properties back to the original owners under long term leasing arrangements. The Company has provided a non-recourse carveout guarantee to its controlled portfolio company, Park Ave RE Holdings, LLC, in connection with a secured loan. Although the loan is generally non-recourse in nature, the Company will nevertheless be responsible for liabilities of the portfolio company upon the occurrence of certain events deemed carveouts to such non-recourse nature (including fraud or misrepresentation, bankruptcy, misapplication of funds, and distributions or incurrence of additional indebtedness in violation of the terms of the loan). This guarantee no longer exists as of September 30, 2019.
Note 8 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Adviser and its affiliates to provide certain services that are essential to the Company, including asset management services, asset acquisition, and disposition decisions, the sale of shares of the Company’s common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and investor relations.
As a result of these relationships, the Company is dependent upon the Adviser and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.
Note 9 — Common Stock
On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through September 30, 2019, the Company issued 214.8 million shares of common stock for gross proceeds of $2.3 billion, including the shares purchased by an affiliate of BSP and shares issued under the Company's DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. From inception of the Company's DRIP plan to September 30, 2019, the Company had repurchased 25.6 million shares of common stock through its share repurchase program for payments of $222.0 million.
The following table reflects the common stock activity for the nine months ended September 30, 2019:

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	3,320,427	26,587
Share Repurchases	(4,463,525)	(36,073)
	(1,143,098)	$(9,486)

The following table reflects the common stock activity for the year ended December 31, 2018:

	Shares	Value
Shares Sold	10,975,610	$90,000
Shares Issued through DRIP	4,720,005	38,983
Share Repurchases	(5,105,553)	(42,313)
	10,590,062	$86,670

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

The following table reflects the stockholders' equity activity for the nine months ended September 30, 2019:

	Nine months ended September 30, 2019
	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Net assets attributable to non-controlling interest	Total Stockholders' Equity
Balance as of December 31, 2018	190,324,059	$190	$1,811,970	$(323,127)	$3,686	$1,492,719
Net investment income	—	—	—	27,164	2	27,166
Net realized loss from investment transactions	—	—	—	(1,911)	—	(1,911)
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of deferred taxes	—	—	—	30,579	1,292	31,871
Repurchases	(2,241,001)	(2)	(18,374)	—	—	(18,376)
Distributions to stockholders	—	—	—	(30,441)	—	(30,441)
Reinvested dividends	1,087,268	1	8,915	—	—	8,916
Balance as of March 31, 2019	189,170,326	$189	$1,802,511	$(297,736)	$4,980	$1,509,944
Net investment income	—	—	—	27,092	7	27,099
Net realized gain from investment transactions	—	—	—	2,523	—	2,523
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of deferred taxes	—	—	—	3,549	1,725	5,274
Repurchases	(25,215)	—	(206)	—	—	(206)
Distributions to stockholders	—	—	—	(30,779)	—	(30,779)
Reinvested dividends	1,147,112	1	9,021	—	—	9,022
Balance as of June 30, 2019	190,292,223	$190	$1,811,326	$(295,351)	$6,712	$1,522,877
Net investment income	—	—	—	27,940	—	27,940
Net realized loss from investment transactions	—	—	—	(38,437)	—	(38,437)
Net change in unrealized depreciation on investments and foreign exchange currency contracts, net of deferred taxes	—	—	—	(1,553)	—	(1,553)
Acquisition of non-controlling interest	—	—	1,281	—	(6,712)	(5,431)
Repurchases	(2,197,309)	(2)	(17,489)	—	—	(17,491)
Distributions to stockholders	—	—	—	(31,137)	—	(31,137)
Reinvested dividends	1,086,047	1	8,648	—	—	8,649
Balance as of September 30, 2019	189,180,961	$189	$1,803,766	$(338,538)	$—	$1,465,417

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

The following table reflects the stockholders' equity activity for the nine months ended September 30, 2018:

	Nine months ended September 30, 2018
	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Net assets attributable to non-controlling interest	Total Stockholders' Equity
Balance as of December 31, 2017	179,733,998	$180	$1,752,793	$(261,278)	$2,821	$1,494,516
Net investment income (loss)	—	—	—	26,154	(5)	26,149
Net realized loss from investment transactions	—	—	—	(34,409)	—	(34,409)
Net change in unrealized appreciation (depreciation) on investments and foreign exchange currency contracts, net of deferred taxes	—	—	—	30,231	(314)	29,917
Repurchases	(2,711,841)	(3)	(22,546)	—	—	(22,549)
Distributions to stockholders	—	—	—	(28,727)	—	(28,727)
Reinvested dividends	1,223,362	1	10,166	—	—	10,167
Balance as of March 31, 2018	178,245,519	$178	$1,740,413	$(268,029)	$2,502	$1,475,064
Net investment income	—	—	—	25,815	—	25,815
Net realized gain from investment transactions	—	—	—	3,703	—	3,703
Net change in unrealized depreciation on investments and foreign exchange currency contracts, net of deferred taxes	—	—	—	(11,306)	(16)	(11,322)
Distributions to stockholders	—	—	—	(29,016)	—	(29,016)
Reinvested dividends	1,203,374	1	9,971	—	—	9,972
Balance as of June 30, 2018	179,448,893	$179	$1,750,384	$(278,833)	$2,486	$1,474,216
Net investment income	—	—	—	25,799	37	25,836
Net realized gain from investment transactions	—	—	—	325	—	325
Net change in unrealized appreciation on investments, and foreign exchange currency contracts, net of deferred taxes	—	—	—	2,360	566	2,926
Repurchases	(2,392,535)	(2)	(19,760)	—	—	(19,762)
Distributions to stockholders	—	—	—	(29,323)	—	(29,323)
Reinvested dividends	1,168,413	1	9,627	—	—	9,628
Balance as of September 30, 2018	178,224,771	$178	$1,740,251	$(279,672)	$3,089	$1,463,846

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
For the period ended September 30, 2019
(Unaudited)

•the relative economies of scale with respect to the Company's size;
•the Company's history in repurchasing shares or portions thereof;
•the condition of the securities markets.
On March 8, 2016, the Company's board of directors amended the Company's SRP. The Company intends to conduct tender offers on a semi-annual basis, instead of on a quarterly basis as was done previously. The Company intends to continue to limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% at each semi-annual tender offer. In addition, in the event of a stockholder’s death or disability, the Company may, in its sole discretion, accept up to the full amount tendered by such stockholder of the current net asset value per share. Any repurchases of shares made in connection with a stockholder’s death or disability may be included within the overall limitation imposed on tender offers during the relevant redemption period, which provides that the Company may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period. The Company's seven most recent tender offers were oversubscribed.

Offer Date	Repurchase Date	Shares Tendered	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
September 12, 2012	October 8, 2012	—	—	$9.71	$—
December 13, 2012	January 15, 2013	46,975	10,732	$9.90	$106.22
March 27, 2013	April 25, 2013	29,625	29,625	$10.18	$301.58
July 15, 2013	August 13, 2013	30,365	30,365	$10.18	$308.97
October 22, 2013	November 21, 2013	55,255	55,255	$10.36	$572.44
February 4, 2014	March 6, 2014	68,969	68,969	$10.36	$714.52
June 6, 2014	July 11, 2014	117,425	117,425	$10.36	$1,216.38
August 7, 2014	September 10, 2014	111,854	111,854	$10.36	$1,158.80
December 19, 2014	January 23, 2015	313,101	313,101	$10.36	$3,243.73
March 16, 2015	April 15, 2015	162,688	162,688	$10.36	$1,685.45
June 26, 2015	July 31, 2015	533,527	533,527	$9.72	$5,185.88
September 18, 2015	October 20, 2015	728,874	728,874	$9.53	$6,946.17
December 23, 2015	January 25, 2016	7,375,871	3,053,869	$9.22	$28,156.67
July 26, 2016	December 31, 2016	17,004,354	6,715,864	$8.58	$57,622.10
June 8, 2017	July 6, 2017	11,747,753	3,433,482	$8.52	$28,576.26
December 19, 2017	January 19, 2018	21,521,235	2,547,524	$8.31	$21,350.21
June 15, 2018	July 16, 2018	20,864,620	2,348,835	$8.26	$19,401.38
December 14, 2018	January 18, 2019	21,586,074	2,241,000	$8.20	$18,376.18
June 18, 2019	July 23, 2019	31,263,410	2,199,337	$7.96	$17,506.70
Share amounts in the table above represent amounts filed in the tender offer.
Through September 30, 2019, the Company had repurchased an aggregate of 25.6 million shares of common stock for payments of $222.0 million. As of December 31, 2018, the Company had repurchased 21.2 million shares of common stock for payments of $185.9 million. Amounts include additional shares tendered for death and disability as permitted.
Note 11 — Earnings Per Share
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of September 30, 2019 and 2018.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three and nine months ended September 30, 2019 and 2018.

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$(12,050)	$28,483	$76,946	$68,672
Weighted average common shares outstanding	190,060,251	178,984,007	189,973,074	179,087,323
Net increase (decrease) in net assets resulting from operations per share	$(0.06)	$0.16	$0.41	$0.38
Note 12 — Distributions
The Company’s board of directors has authorized, and has declared, cash distributions payable on a monthly basis to stockholders of record on each day since it commenced operations. From November 2013 until July 2017, the distribution rate has been $0.002378082 per day, which is equivalent to $0.868 per annum, per share of common stock, except for 2016 where the daily distribution rate was $0.002371585 per day to accurately reflect 2016 being a leap year. In July 2017, the board of directors reduced the distribution rate with respect to the Company's cash distributions to $0.00178082 per day, which is equivalent to approximately $0.65 annually, per share of common stock.
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
From time to time, the Company may also pay interim distributions at the discretion of its board of directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets and non-capital gain proceeds from the sale of assets. The Company’s distributions may exceed its earnings, and as a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of September 30, 2019, the Company had accrued $10.1 million in stockholder distributions that were unpaid. As of December 31, 2018, the Company had accrued $10.5 million in stockholder distributions that were unpaid.
Note 13 — Income Tax Information and Distributions to Stockholders
The Company has elected to be treated for federal income tax purposes as a RIC under the Code. Generally, a RIC is exempt from federal income taxes if it meets certain quarterly asset diversification requirements, annual income tests, and distributes to stockholders its ‘‘investment company taxable income,’’ as defined in the Code, each taxable year. Distributions declared prior to the filing of the previous year's tax return and paid up to one year after the previous tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its RIC status each year. The Company may also be subject to federal excise taxes of 4%.
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
For the period ended September 30, 2019
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
The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company's 2018, 2017, 2016, and 2015 federal tax returns remain subject to examination by the Internal Revenue Service.
As of September 30, 2019, the Company had a deferred tax asset of $1.5 million and a deferred tax liability of $(2.4) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.5 million. As of December 31, 2018, the Company had a deferred tax asset of $1.3 million and a deferred tax liability of $(4.1) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.3 million.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

Note 14 — Financial Highlights
The following is a schedule of financial highlights for the nine months ended September 30, 2019 and 2018:

	For the nine months ended September 30,
	2019	2018
Per share data:
Net asset value, beginning of period	$7.82	$8.30
Results of operations (1)
Net investment income	0.43	0.43
Net realized and unrealized loss, net of deferred taxes	(0.01)	(0.05)
Net change in unrealized depreciation attributable to non-controlling interests	(0.01)	—
Net increase in net assets resulting from operations	0.41	0.38
Stockholder distributions (2)
Distributions from net investment income	(0.49)	(0.49)
Net decrease in net assets resulting from stockholder distributions	(0.49)	(0.49)
Capital share transactions
Repurchases of common stock	—	0.01
Acquisition of non-controlling interest	0.01	—
Net increase in net assets resulting from capital share transactions	0.01	0.01
Net asset value, end of period	$7.75	$8.20
Shares outstanding at end of period	189,180,961	178,224,771
Total return (4)	5.19%	4.71%
Ratio/Supplemental data:
Net assets attributable to BDCA, end of period	$1,465,417	$1,460,757
Total net assets, end of period	1,465,417	1,463,846
Ratio of net investment income to average net assets (3)(6)	7.90%	7.39%
Ratio of total expenses to average net assets (3)(6)(7)	8.95%	8.57%
Portfolio turnover rate (5)	22.83%	36.37%
______________

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	Ratios are annualized, except for incentive fees.

(4)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Portfolio turnover rate is not annualized.

(6)	There were no offering costs during the period.

(7)	Ratio of total expenses to average net assets is calculated using total operating expenses, including income tax expense over average net assets.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

Note 15 – Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates as of September 30, 2019:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at September 30, 2019
Control Investments
California Resources Development JV, LLC (2) (5) (7)	Equity/Other	Energy	$887	$28,973	$—	$(28,402)	$—	$(571)	$—
Capstone Nutrition Common Stock (fka Integrity Nutraceuticals, Inc.) (2) (5) (7) (8)	Equity/Other	Consumer	—	—	—	(159)	(1,471)	1,630	—
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) - L+12.50% (15.08%), 9/25/2020 (2) (5) (6) (7)	Senior Secured First Lien Debt	Consumer	—	3,219	1,804	(5,471)	838	(390)	—
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) - L+12.50% (15.08%), 9/19/2020 (2) (5) (6) (7)	Senior Secured First Lien Debt	Consumer	(12)	3,459	—	(1,612)	(14,794)	12,947	—
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) - L+12.50% (15.08%), 9/25/2020 (2) (5) (6) (7)	Senior Secured First Lien Debt	Consumer	—	7,692	—	(3,282)	(30,365)	25,955	—
Capstone Nutrition Class B and C Common Stock (fka Integrity Nutraceuticals, Inc.) (2) (5) (7) (8)	Equity/Other	Consumer	—	—	—	—	—	—	—
CRD Holdings, LLC - 9.00% (2) (7)	Equity/Other	Energy	3,487	—	41,560	(9,864)	—	904	32,600
CRS-SPV, Inc. (2) (7) (8)	Equity/Other	Industrials	26	2,221	—	—	—	—	2,221
CRS-SPV, Inc. - L+4.50% (6.56%), 3/8/2020 (2) (7)	Senior Secured First Lien Debt	Industrials	1	—	68	(6)	—	—	62
Kahala Ireland OpCo Designated Activity Company - L+8.00% (13.00%), 12/22/2028 (2) (3) (6) (7)	Senior Secured First Lien Debt	Transportation	9,135	111,549	—	(44,000)	—	—	67,549
Kahala Ireland OpCo Designated Activity Company (2) (3) (7) (8)	Equity/Other	Transportation	—	20,329	—	—	—	31,477	51,806
Kahala Ireland OpCo Designated Activity Company (2) (3) (7) (8)	Equity/Other	Transportation	—	3,250	—	(15)	—	15	3,250
Kahala US OpCo, LLC - 13.00% (2) (3) (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
NexSteppe, Inc. (2) (7) (8)	Equity/Other	Chemicals	—	—	—	—	—	—	—
NexSteppe, Inc. - 12.00% 12/31/2019 (2) (6) (7)	Senior Secured First Lien Debt	Chemicals	—	—	—	—	—	—	—
NexSteppe, Inc. - 12.00% 12/31/2019 (2) (6) (7)	Senior Secured First Lien Debt	Chemicals	—	—	—	—	—	—	—
NMFC Senior Loan Program I, LLC (2)	Equity/Other	Diversified Investment Vehicles	4,440	50,573	—	—	—	(2,773)	47,800
Park Ave RE Holdings, LLC - 13.00% 12/31/2021 (2) (6) (7)	Subordinated Debt	Financials	3,625	37,192	—	(1,705)	—	—	35,487
Park Ave RE Holdings, LLC (2) (7) (8)	Equity/Other	Financials	—	15,578	—	(4,242)	4,486	(7,317)	8,505
Park Ave RE Holdings, LLC (2) (5) (7) (8)	Equity/Other	Financials	—	23,645	—	(23,645)	—	—	—
Siena Capital Finance, LLC - 12.50% 8/16/2021 (2) (7)	Subordinated Debt	Financials	1,622	—	22,490	—	—	10	22,500

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at September 30, 2019
Siena Capital Finance, LLC (2) (7)	Equity/Other	Financials	$3,616	$—	$36,617	$—	$(94)	$392	$36,915
Total Control Investments			$26,827	$307,680	$102,539	$(122,403)	$(41,400)	$62,279	$308,695

Affiliate Investments
Answers Corp. (7)	Equity/Other	Media/Entertainment	$818	$1,909	$—	$—	$—	$(1,182)	$727
B&M CLO, Ltd. 2014-1A SUB - 0.00%, 4/16/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	46	6,029	—	(2,928)	—	285	3,386
Capstone Nutrition Development, LLC (7) (8)	Equity/Other	Consumer	—	—	4,288	—	—	—	4,288
CVP Cascade CLO, Ltd. 2013-CLO1 SUB - 0.00%, 1/16/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	221	1,166	—	(331)	—	(835)	—
CVP Cascade CLO, Ltd. 2013-CLO1 Side Letter - 0.00%, 1/16/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	12	68	—	(379)	—	336	25
CVP Cascade CLO, Ltd. 2014-2A Side Letter - 0.00%, 7/18/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	43	274	—	(512)	—	276	38
Danish CRJ, Ltd. (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
Figueroa CLO, Ltd. 2014-1A FR - L+10.00% (12.30%), 1/15/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	762	7,508	—	—	—	369	7,877
Figueroa CLO, Ltd. 2014-1A SUB - 0.00%, 1/15/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	324	7,468	—	(2,409)	—	1,586	6,645
Figueroa CLO, Ltd. 2014-1A Side Letter - 2.46%, 1/15/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	37	483	—	(475)	—	67	75
Frank Entertainment Group, LLC - 6.00% 12/31/2019 (7)	Senior Secured First Lien Debt	Media/Entertainment	—	1,441	—	(346)	(24)	(1,071)	—
Frank Entertainment Group, LLC - L+9.00% (11.03%), 12/31/2019 (6) (7)	Senior Secured First Lien Debt	Media/Entertainment	—	—	723	—	—	(723)	—
Frank Entertainment Group, LLC - 12.00% 12/31/2019 (6) (7)	Senior Secured Second Lien Debt	Media/Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Frontstreet Facility Solutions, Inc. - 13.00%, 3/1/2021 (5) (7)	Subordinated Debt	Telcom	26	189	—	(123)	(104)	38	—
Frontstreet Facility Solutions, Inc. (5) (7) (8)	Equity/Other	Telcom	—	—	—	(128)	128	—	—
MidOcean Credit CLO 2013-2A INC - 0.00%, 1/29/2025 (7)	Collateralized Securities	Diversified Investment Vehicles	375	16,534	—	(2,451)	—	607	14,690
MidOcean Credit CLO III, LLC - 13.99%, 7/21/2026 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	431	14,651	—	(17,458)	544	2,263	—
MidOcean Credit CLO 2015-4A INC - 0.00%, 4/15/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	—	8,595	—	(2,986)	—	(1,281)	4,328
NewStar Arlington Senior Loan Program, LLC 14-1A SUB - 21.53%, 7/25/2025 (7)	Collateralized Securities	Diversified Investment Vehicles	2,906	24,788	—	(193)	—	(3,872)	20,723

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at September 30, 2019
NewStar Arlington Senior Loan Program, LLC 14-1A FR - L+11.00% (13.28%), 4/25/2031 (7)	Collateralized Securities	Diversified Investment Vehicles	$502	$4,425	$13	$—	$—	$169	$4,607
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F - L+7.50% (9.78%), 1/20/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	942	8,580	122	—	—	541	9,243
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB - 32.93%, 1/20/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	1,414	11,895	—	(2,253)	—	(2,245)	7,397
OFSI Fund, Ltd. 2014-6A SUB - 0.00%, 3/20/2025 (7)	Collateralized Securities	Diversified Investment Vehicles	—	3,008	—	(862)	—	(1,383)	763
OFSI Fund, Ltd. 2014-6A Side Letter - 7.02%, 3/20/2025 (7)	Collateralized Securities	Diversified Investment Vehicles	—	199	—	(239)	—	40	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	465	8,705	303	—	—	(434)	8,574
Tax Defense Network, LLC - L+6.00% (10.00%), 4/30/2020 (6) (7)	Senior Secured First Lien Debt	Consumer	(4)	1,195	—	(111)	—	160	1,244
Tax Defense Network, LLC - L+6.00% (10.00%), 4/30/2020 (6) (7)	Senior Secured First Lien Debt	Consumer	(30)	6,732	—	(631)	3	905	7,009
Tax Defense Network, LLC (7) (8)	Equity/Other	Consumer	—	—	—	—	—	—	—
Tax Defense Network, LLC (7) (8)	Equity/Other	Consumer	—	—	—	—	—	—	—
Team Waste, LLC (7) (8)	Equity/Other	Industrials	—	2,235	—	—	—	—	2,235
Tennenbaum Waterman Fund, LP	Equity/Other	Diversified Investment Vehicles	1,082	10,137	—	—	—	(385)	9,752
THL Credit Greenway Fund II, LLC	Equity/Other	Diversified Investment Vehicles	571	7,435	—	(940)	—	(821)	5,674
TwentyEighty, Inc. (7) (8)	Equity/Other	Business Services	—	—	—	—	—	4,895	4,895
TwentyEighty, Inc. - L+8.00% (10.33%), 3/31/2020 (5) (6) (7)	Senior Secured First Lien Debt	Business Services	40	300	13	(304)	17	(26)	—
TwentyEighty, Inc. - 8.00%, 3/31/2020 (5) (6) (7)	Senior Secured First Lien Debt	Business Services	1,013	6,422	813	(6,754)	481	(962)	—
TwentyEighty, Inc. - 9.00%, 3/31/2020 (5) (6) (7)	Senior Secured First Lien Debt	Business Services	992	6,158	981	(6,709)	438	(868)	—
Whitehorse, Ltd. 2014-1A SUB - 0.00%, 5/1/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	10	3,975	—	(1,712)	—	(2,209)	54
Whitehorse, Ltd. 2014-1A Side Letter - 0.00%, 5/1/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	8	297	—	(179)	—	(39)	79
Whitehorse, Ltd. 2014-1A E - L+4.55% (6.80%), 5/1/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	152	—	7,302	—	—	606	7,908
World Business Lenders, LLC (7) (8)	Equity/Other	Financials	—	3,759	—	—	—	(4)	3,755
Total Affiliate Investments			$13,158	$176,560	$14,558	$(51,413)	$1,483	$(5,197)	$135,991
Total Control & Affiliate Investments			$39,985	$484,240	$117,097	$(173,816)	$(39,917)	$57,082	$444,686
______________________________________________________

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

*     Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities, and the movement of an existing portfolio company into this category from a different category.
**     Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities, and the movement of an existing portfolio company out of this category into a different category.

(1)	The principal amount and ownership detail are shown in the consolidated schedules of investments.

(2)	This investment was not deemed significant under Regulation S-X as of September 30, 2019.

(3)
For the year ended December 31, 2018, the Company had determined that it must include audited financial statements of Kahala Ireland Opco Designated Activity Company because it was a controlled investment and was required to do so under SEC Rule 3-09. The audited financial statements were attached as Exhibit 99.1 in the Company's 2018 Form 10-K.

(4)	Gross of deferred taxes in the amount of $1.7 million.

(5)	Investment no longer held as of September 30, 2019.

(6)	Investment paid or has the option to pay all or a portion of interest and dividends via payment-in-kind.

(7)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's board of directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).

(8)	Investment is non-income producing at September 30, 2019.
Dividends and interest for the nine months ended September 30, 2019 attributable to Controlled and Affiliated investments no longer held as of September 30, 2019 were $3.4 million.
Realized loss for the nine months ended September 30, 2019 attributable to Controlled and Affiliated investments no longer held as of September 30, 2019 was $44.3 million.
Change in unrealized gain for the nine months ended September 30, 2019 attributable to Controlled and Affiliated investments no longer held as of September 30, 2019 was $40.0 million.
The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2018:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2017	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at December 31, 2018
Control Investments
Capstone Nutrition Common Stock (fka Integrity Nutraceuticals) (4) (5) (10)	Equity/Other	Consumer	$—	$—	$—	$—	$—	$—	$—
Capstone Nutrition (fka Integrity Nutraceuticals) - L+12.50% (15.03%), 9/25/2020 (4) (5) (8)	Senior Secured First Lien Debt	Consumer	—	—	2,829	—	—	390	3,219
Capstone Nutrition (fka Integrity Nutraceuticals) - L+12.50% (15.03%), 9/25/2020 (4) (5) (8)	Senior Secured First Lien Debt	Consumer	—	4,096	—	—	—	(637)	3,459
Capstone Nutrition (fka Integrity Nutraceuticals) - L+12.50% (15.03%), 9/25/2020 (4) (5) (8)	Senior Secured First Lien Debt	Consumer	—	9,467	—	—	—	(1,775)	7,692
Capstone Nutrition Class B and C Common Stock (fka Integrity Nutraceuticals) (4) (5) (10)	Equity/Other	Consumer	—	—	—	—	—	—	—
CRD Holdings, LLC - 9.00% (5)	Equity/Other	Energy	4,132	26,984	11,899	(9,680)	—	(230)	28,973
CRS-SPV, Inc. (5) (10)	Equity/Other	Industrials	—	—	2,219	—	—	2	2,221
Kahala Ireland OpCo Designated Activity Company - L+8.00% (13.00%), 12/23/2028 (3) (5) (8)	Senior Secured First Lien Debt	Transportation	17,447	141,549	—	(30,000)	—	—	111,549
Kahala Ireland OpCo Designated Activity Company (3) (5) (10)	Equity/Other	Transportation	—	11,709	—	—	—	8,620	20,329
Kahala Ireland OpCo Designated Activity Company (3) (5) (10)	Equity/Other	Transportation	—	3,250	—	(20)	—	20	3,250
Kahala US OpCo, LLC - 13.00% (3) (5) (10)	Equity/Other	Transportation	—	—	—	—	—	—	—

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2017	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at December 31, 2018
NexSteppe, Inc. (5) (10)	Equity/Other	Chemicals	$—	$—	$—	$—	$—	$—	$—
NexSteppe, Inc. - 12.00%, 3/31/2019 (5) (8)	Senior Secured First Lien Debt	Chemicals	—	—	250	—	—	(250)	—
NexSteppe, Inc. - 12.00%, 3/31/2019 (5) (8)	Senior Secured First Lien Debt	Chemicals	—	—	—	—	—	—	—
NMFC Senior Loan Program I, LLC	Equity/Other	Diversified Investment Vehicles	6,051	50,805	—	—	—	(232)	50,573
Park Ave RE Holdings, LLC - 13.00%, 12/31/2021 (2) (5) (8) (9)	Subordinated Debt	Financials	4,902	37,192	—	—	—	—	37,192
Park Ave RE Holdings, LLC (2) (5) (10)	Equity/Other	Financials	—	12,678	102	—	—	2,798	15,578
Park Ave RE Holdings, LLC - 8.00% (2) (5) (10)	Equity/Other	Financials	—	23,645	—	—	—	—	23,645
South Grand MM CLO I, LLC (7)	Equity/Other	Diversified Investment Vehicles	100	28,904	—	(29,555)	460	191	—
Total Control Investments			$32,632	$350,279	$17,299	$(69,255)	$460	$8,897	$307,680

Affiliate Investments
Answers Corp. (5)	Equity/Other	Media/Entertainment	$—	$14,231	$—	$—	$—	$(12,322)	$1,909
Answers Corp. (5) (7)	Senior Secured First Lien Debt	Media/Entertainment	82	2,916	7	(3,007)	55	29	—
Answers Corp. - L+7.90% (9.00%), 9/15/2021 (5) (7)	Senior Secured Second Lien Debt	Media/Entertainment	557	4,371	153	(4,675)	435	(284)	—
B&M CLO, Ltd. 2014-1A SUB - 0.00%, 4/16/2026 (5)	Collateralized Securities	Diversified Investment Vehicles	767	12,804	—	(3,003)	(1,857)	(1,915)	6,029
Basho Technologies, Inc. (7)	Senior Secured First Lien Debt	Software	—	—	—	(1,238)	(5,247)	6,485	—
Basho Technologies, Inc. (7)	Senior Secured First Lien Debt	Software	—	—	—	—	(2,550)	2,550	—
Basho Technologies, Inc. (7)	Equity/Other	Software	—	—	—	—	(2,000)	2,000	—
CVP Cascade CLO, Ltd. 2013-CLO1 SUB - 0.00%, 1/16/2026 (5)	Collateralized Securities	Diversified Investment Vehicles	633	4,121	—	(1,143)	(5,500)	3,688	1,166
CVP Cascade CLO, Ltd. 2013-CLO1 Side Letter (5)	Collateralized Securities	Diversified Investment Vehicles	15	602	—	(629)	(343)	438	68
CVP Cascade CLO, Ltd. 2014-2A Side Letter (5)	Collateralized Securities	Diversified Investment Vehicles	19	1,101	—	(701)	—	(126)	274
Danish CRJ, Ltd. (5) (10)	Equity/Other	Transportation	—	605	—	(1)	—	(604)	—
Figueora - Class F Notes - 12.79%, 1/15/2027 (5)	Collateralized Securities	Diversified Investment Vehicles	465	—	8,000	—	—	(492)	7,508
Figueroa CLO, Ltd. 2014-1A Side Letter (5)	Collateralized Securities	Diversified Investment Vehicles	44	895	—	(617)	—	205	483
Figueroa CLO, Ltd. 2014-1A SUB - 0.00%, 1/15/2027 (5)	Collateralized Securities	Diversified Investment Vehicles	882	12,508	—	(852)	(4,000)	(188)	7,468
Frank Entertainment Group, LLC - 6.00%, 6/30/2019 (5)	Senior Secured First Lien Debt	Media/Entertainment	—	—	1,836	—	—	(395)	1,441

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2017	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at December 31, 2018
Frank Entertainment Group, LLC - 10.00%, 6/30/2019 (5)	Senior Secured Second Lien Debt	Media/Entertainment	$—	$—	$—	$—	$—	$—	$—
Frank Entertainment Group, LLC (5) (10)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (5) (10)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (5) (10)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Frontstreet Facility Solutions, Inc. (5) (10)	Equity/Other	Business Services	—	—	—	—	—	—	—
Frontstreet Facility Solutions, Inc. - 13.00%, 3/1/2021 (5)	Subordinated Debt	Business Services	126	—	227	—	—	(38)	189
MidOcean Credit CLO 2013-2A INC - 12.07%, 1/29/2025 (5)	Collateralized Securities	Diversified Investment Vehicles	2,130	20,651	—	(431)	—	(3,686)	16,534
MidOcean Credit CLO 2014-3A SUB - 14.97%, 7/21/2026 (5)	Collateralized Securities	Diversified Investment Vehicles	2,398	17,508	1,738	(1,847)	(3,300)	552	14,651
MidOcean Credit CLO 2015-4A INC - 0.00%, 4/15/2027 (5)	Collateralized Securities	Diversified Investment Vehicles	1,128	12,212	—	(1,184)	—	(2,433)	8,595
NewStar Arlington Senior Loan Program, LLC 14-1A FR - 13.77%, 4/25/2031 (5)	Collateralized Securities	Diversified Investment Vehicles	455	—	4,532	—	—	(107)	4,425
NewStar Arlington Senior Loan Program, LLC 14-1A SUB - 17.51%, 7/25/2025 (5)	Collateralized Securities	Diversified Investment Vehicles	3,973	25,439	—	(2,050)	—	1,399	24,788
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F - 10.26%, 1/20/2027 (5)	Collateralized Securities	Diversified Investment Vehicles	1,212	8,660	161	—	—	(241)	8,580
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB - 12.31%, 1/19/2027 (5)	Collateralized Securities	Diversified Investment Vehicles	517	13,089	—	(2,141)	(7,000)	7,947	11,895
OFSI Fund, Ltd. 2014-6A Side Letter (5)	Collateralized Securities	Diversified Investment Vehicles	(25)	680	—	(485)	—	4	199
OFSI Fund, Ltd. 2014-6A SUB - 0.00%, 3/20/2025 (5)	Collateralized Securities	Diversified Investment Vehicles	183	10,162	—	(3,003)	(1,000)	(3,151)	3,008
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	1,264	10,136	—	(1,518)	—	87	8,705
Silver Spring CLO, Ltd. - 4.84%, 10/16/2026 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	370	10,363	—	(8,241)	(6,882)	4,760	—
Tax Defense Network, LLC - L+6.00% (10.00%), 4/30/2020 (5) (8)	Senior Secured First Lien Debt	Consumer	157	7,477	—	(314)	—	764	7,927
Tax Defense Network, LLC (5) (10)	Equity/Other	Consumer	—	—	—	—	—	—	—
Tax Defense Network, LLC (5) (10)	Equity/Other	Consumer	—	—	—	—	—	—	—
Team Waste, LLC (5) (10)	Equity/Other	Industrials	—	—	2,234	—	—	1	2,235
Tennenbaum Waterman Fund, LP (5)	Equity/Other	Diversified Investment Vehicles	1,254	10,427	—	—	—	(290)	10,137
THL Credit Greenway Fund II, LLC	Equity/Other	Diversified Investment Vehicles	1,048	11,373	856	(4,659)	—	(135)	7,435
TwentyEighty, Inc. (5)	Equity/Other	Business Services	—	—	—	—	—	—	—
TwentyEighty, Inc. - L+8.00% (10.80%), 3/31/2020 (5) (8)	Senior Secured First Lien Debt	Business Services	307	2,853	131	(2,620)	337	(401)	300

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2017	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at December 31, 2018
TwentyEighty, Inc. - 8.00%, 3/31/2020 (5) (8)	Senior Secured First Lien Debt	Business Services	$1,183	$4,719	$925	$—	$—	$778	$6,422
TwentyEighty, Inc. - 8.75%, 3/31/2020 (5) (8)	Senior Secured First Lien Debt	Business Services	1,137	3,739	1,125	—	—	1,294	6,158
Whitehorse, Ltd. 2014-1A Side Letter (5)	Collateralized Securities	Diversified Investment Vehicles	39	639	—	(406)	—	64	297
Whitehorse, Ltd. 2014-1A SUB - 0.00%, 5/1/2026 (5)	Collateralized Securities	Diversified Investment Vehicles	(30)	8,761	—	(3,087)	(1,000)	(699)	3,975
World Business Lenders, LLC (5) (10)	Equity/Other	Financials	—	3,759	—	—	—	—	3,759
Total Affiliate Investments			$22,290	$236,801	$21,925	$(47,852)	$(39,852)	$5,538	$176,560
Total Control & Affiliate Investments			$54,922	$587,080	$39,224	$(117,107)	$(39,392)	$14,435	$484,240
_____________________________________________________
*     Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest or dividends, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities, and the movement of an existing portfolio company into this category from a different category.
**     Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities, and the movement of an existing portfolio company out of this category into a different category.

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
Dividends and interest for the year ended December 31, 2018 attributable to Controlled and Affiliated investments no longer held as of December 31, 2018 were $1.1 million.
Realized loss for the year ended December 31, 2018 attributable to Controlled and Affiliated investments no longer held as of December 31, 2018 was $15.7 million.
Change in unrealized gain for the year ended December 31, 2018 attributable to Controlled and Affiliated investments no longer held as of December 31, 2018 was $15.7 million.
Note 16 – Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q and has determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements except for the following:

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2019
(Unaudited)

DRIP Sales
From October 1, 2019 through the filing of this Form 10-Q, the Company has issued 0.70 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances, including proceeds from shares issued pursuant to the DRIP were $5.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Business Development Corporation of America (the "Company," "BDCA," "we," or "our") and the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q. We are externally managed by our adviser, BDCA Adviser, LLC (the “Adviser”).
The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our contractual arrangements and relationships with third parties;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	our repurchase of shares;

•	actual and potential conflicts of interest with our Adviser and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability to qualify and maintain our qualifications as a regulated investment company (“RIC”) and a business development company (“BDC”);

•	the timing, form, and amount of any distributions;

•	the impact of fluctuations in interest rates on our business;

•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market;

•	the impact of changes to generally accepted accounting principles, and the impact to BDCA; and

•	the impact of changes to tax legislation and, generally, our tax position.
In addition, words such as "anticipate," "believe," "expect," and "intend" indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K. Other factors that could cause actual results to differ materially include:

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

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans, and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues of less than $1 billion, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of September 30, 2019, 81.6% of our portfolio was invested in senior secured loans.
Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property, and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. We may also invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles (“Collateralized Securities” or “CLO's”).
Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At September 30, 2019:
Investment Portfolio	$2,576.7
Net assets attributable to BDCA	1,465.4
Debt (net of deferred financing costs)	1,122.1
Net asset value per share attributable to BDCA	7.75

Portfolio Activity for the Nine Months Ended September 30, 2019:
Cost of investments purchased during period, including PIK	799.2
Sales, repayments, and other exits during the period	560.6
Number of portfolio companies at end of period	232

Operating results for the Nine Months Ended September 30, 2019:
Net investment income per share	0.43
Distributions declared per share	0.49
Net increase in net assets resulting from operations per share	0.41
Net investment income	82.2
Net realized and unrealized loss, net of deferred taxes	(5.3)
Net increase in net assets resulting from operations	76.9
Portfolio and Investment Activity
During the nine months ended September 30, 2019, we made $795.5 million of investments in new and existing portfolio companies and had $560.6 million in aggregate amount of exits and repayments, resulting in net investments of $234.9 million for the period. The total portfolio of debt investments at fair value consisted of 90.6% bearing variable interest rates and 9.4% bearing fixed interest rates.

Our portfolio composition, based on fair value at September 30, 2019 was as follows:

	September 30, 2019
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	69.5%	8.6%
Senior Secured Second Lien Debt	12.1	12.3
Subordinated Debt	4.2	12.0
Collateralized Securities (2)	4.3	10.7
Equity/Other (3)	9.9	7.4
Total	100.0%	9.2%
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
(3) Weighted average current yield for Equity/Other may be based on actual or annualized income, where applicable.
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
Our portfolio composition, based on fair value at December 31, 2018 was as follows:

	December 31, 2018
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	68.3%	9.6%
Senior Secured Second Lien Debt	11.8	12.3
Subordinated Debt	5.9	10.8
Collateralized Securities (2)	5.4	10.3
Equity/Other (3)	8.6	6.6
Total	100.0%	9.8%
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
(3) Weighted average current yield for Equity/Other may be based on actual or annualized income, where applicable.
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
The weighted average risk rating of our investments based on fair value was 2.53 and 2.50 as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019, we had six portfolio companies, which represented eleven investments, on non-accrual status with a total principal amount of $67.9 million, amortized cost of $45.4 million, and fair value of $12.6 million which represented 2.1%, 1.7%, and 0.5% of the investment portfolio's total principal, amortized cost, and fair value, respectively. As of December 31, 2018, we had eight portfolio companies, which represented fourteen portfolio investments, on non-accrual status with a total principal amount of $171.4 million, amortized cost of $117.4 million, and fair value of $43.8 million, which represented 5.7%, 4.7%, and 1.9% of the investment portfolio's total principal, amortized cost, and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding our non-accrual policy.
RESULTS OF OPERATIONS
Operating results for the three and nine months ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Total investment income	$63,192	$59,182	$186,345	$176,609
Total expenses	34,914	33,616	102,839	98,540
Income tax (benefit) expense, including excise tax	338	(270)	1,301	270
Net investment gain attributable to non-controlling interests	—	37	9	32
Net investment income	$27,940	$25,799	$82,196	$77,767

 Investment Income
For the three and nine months ended September 30, 2019, total investment income was $63.2 million and $186.3 million, respectively and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.5 billion and a weighted average current yield of 9.2%. Included within total investment income was $1.1 million and $2.6 million, respectively, of fee income for the three and nine months ended September 30, 2019. Fee income consists primarily of prepayment and amendment fees. For the three and nine months ended September 30, 2018, total investment income was $59.2 million and $176.6 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.5 billion and a weighted average current yield of 8.9%. Included within total investment income was $0.6 million and $3.4 million, respectively, of fee income for the three and nine months ended September 30, 2018. Fee income consists primarily of prepayment and amendment fees.

Operating Expenses
The composition of our operating expenses for the three and nine months ended September 30, 2019 and 2018 was as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Management fees	$10,269	$10,082	$29,739	$30,117
Incentive fee on income	6,985	6,450	20,549	15,992
Interest and debt fees	14,131	13,862	41,505	41,095
Professional fees	1,207	1,639	4,342	4,475
Other general and administrative	1,871	1,161	5,345	5,504
Administrative services	199	195	592	594
Insurance	26	—	79	3
Directors' fees	226	227	688	760
Total operating expenses	$34,914	$33,616	$102,839	$98,540

For the three and nine months ended September 30, 2019, we incurred $10.3 million and $29.7 million, respectively, of management fees. For the three and nine months ended September 30, 2019, we incurred $7.0 million and $20.5 million, respectively, of incentive fees on income. For the three and nine months ended September 30, 2018, we incurred $10.1 million and $30.1 million, respectively, of management fees. For the three and nine months ended September 30, 2018, we incurred $6.5 million and $16.0 million, respectively, of incentive fees on income.
For the three and nine months ended September 30, 2019, we incurred interest and debt fees of $14.1 million and $41.5 million, respectively. For the three and nine months ended September 30, 2018, we incurred interest and debt fees of $13.9 million and $41.1 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, trustee fees, amortization of deferred financing costs, and amortization of discount if applicable related to the Wells Fargo Credit Facility, Citi Credit Facility, UBS Credit Facility, 2023 Notes, 2022 Notes, 2020 Notes, and the JPMC PB Account, each as defined herein in the section entitled "Borrowings". The increase in interest and debt fees for the three months ended September 30, 2019 as compared to the same period in 2018 is primarily a result of an increase in average debt outstanding and higher non-usage fees on our Wells Fargo credit facility, partially offset by a decrease in average debt outstanding on our Citi credit facility and a decrease in LIBOR rates. The increase in interest and debt fees for the nine months ended September 30, 2019 as compared to the same period in 2018 is primarily a result of an increase in average debt outstanding, higher cost of financing and higher non-usage fees on our Wells Fargo credit facility, partially offset by the closing of our JP Morgan and UBS credit facilities.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments, foreign currency transactions and forward currency exchange contracts
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and foreign currency transactions, net of deferred taxes for the three and nine months ended September 30, 2019 and 2018 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net realized gain (loss)
Control investments	$(41,306)	$—	$(41,400)	$—
Affiliate investments	928	503	1,483	(40,287)
Non-affiliate investments	2,183	(178)	1,660	9,889
Net realized gain (loss) on foreign currency transactions	(242)	—	432	17
Total net realized gain (loss)	(38,437)	325	(37,825)	(30,381)
Net change in unrealized appreciation (depreciation) on investments
Control investments	33,530	4,548	62,279	3,257
Affiliate investments	(13,964)	(5,508)	(5,197)	33,666
Non-affiliate investments	(23,788)	4,268	(22,403)	(14,213)
Net change in deferred taxes	2,225	(107)	1,739	(886)
Total net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	(1,997)	3,201	36,418	21,824
Net change in unrealized depreciation attributable to non-controlling interests	—	(567)	(3,017)	(236)
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	444	(275)	(826)	(302)
Net realized and unrealized gain (loss)	$(39,990)	$2,684	$(5,250)	$(9,095)

Net realized and unrealized loss on investments and foreign currency transactions, net of deferred taxes, resulted in a net loss of $(40.0) million and $(5.3) million for the three and nine months ended September 30, 2019 compared to a net gain of $2.7 million and a net loss of $(9.1) million, respectively, for the same periods in 2018. We look at net realized gain (loss) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.
The net realized and unrealized loss for the three and nine months ended September 30, 2019 was primarily driven by greater realized losses on our investments. The net realized and unrealized gain for the three months ended September 30, 2018 and the net realized and unrealized loss for the nine months ended September 30, 2018 were the result of approximately $30.0 million of realized loss on CLOs as a result of the Company's assessment for other than temporary impairment ("OTTI") in accordance with ASC 325-40. As this OTTI was previously reserved for as part of unrealized depreciation on CLOs, the movement between unrealized and realized gain (loss) during the period relates to the approximately $30.0 million realization and the offsetting reversal of approximately $30.0 million of previously reported unrealized depreciation of approximately $30.0 million. The remaining loss was driven by unrealized depreciation on investments.
Changes in Net Assets from Operations
For the three and nine months ended September 30, 2019, we recorded a net increase (decrease) in net assets resulting from operations of $(12.1) million and $76.9, respectively, versus a net increase in net assets resulting from operations of $28.5 million and $68.7 million for the three and nine months ended September 30, 2018. The decrease is primarily attributable to greater realized losses on our investments. Based on the weighted average shares of common stock outstanding for the periods ended September 30, 2019 and 2018, respectively, our per share net increase (decrease) in net assets resulting from operations was $(0.06) and $0.41, respectively, for the three and nine months ended September 30, 2019, versus a net increase in net assets resulting from operations of $0.16 and $0.38, respectively, for the three and nine months ended September 30, 2018.

Cash Flows
For the nine months ended September 30, 2019, net cash used in operating activities was $128.4 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The decrease in cash flows used in operating activities for the nine months ended September 30, 2019 was primarily a result of purchases of investments of $795.5 million, offset by sales and repayments of investments of $560.6 million.
Net cash provided by financing activities of $129.8 million during the nine months ended September 30, 2019 primarily related to proceeds from debt of $282.0 million, which was partially offset by repurchases of common stock of $36.1 million, payments of stockholder distributions of $66.2 million, and payments on debt of $45.0 million.
For the nine months ended September 30, 2018, net cash provided by operating activities was $47.7 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The increase in cash flows provided by operating activities for the nine months ended September 30, 2018 was primarily result of purchases of investments of $909.8 million, offset by sales and repayments of investments of $915.7 million.
Net cash used in financing activities of $22.2 million during the nine months ended September 30, 2018 primarily related to net proceeds from the Wells Fargo Credit Facility, Citi Credit Facility, and the JPMC PB Account of $634.3 million offset by payments on debt of $552.8 million, net repurchases of common stock of $42.3 million and payments of stockholder distributions of $57.7 million.
Recent Developments
Distribution Reinvestment Plan (“DRIP”) Sales
From October 1, 2019 through the filing of this Form 10-Q, we issued 0.70 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $5.6 million.
Liquidity and Capital Resources
We generate cash flows from fees, interest, and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of September 30, 2019, we had issued 214.8 million shares of our common stock for gross proceeds of $2.3 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP.
Our principal demands for funds in both the short-term and long-term are for portfolio investments, for the payment of operating expenses, distributions to our investors, repurchases under our share repurchase program, and for the payment of principal and interest on our outstanding indebtedness. We may also from time to time enter into other agreements with third parties whereby third parties will contribute to specific investment opportunities. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings, proceeds from the sale of investments, and undistributed funds from operations. However, our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets, and borrowing restrictions that may be imposed by lenders.
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

Distributions
Our board of directors has authorized, and has declared, cash distributions payable on a monthly basis to stockholders of record on each day since it commenced operations. From November 2013 until July 2017, the distribution rate has been $0.002378082 per day, which is equivalent to $0.868 per annum, per share of common stock, except for 2016, where the daily distribution rate was $0.002371585 per day to accurately reflect 2016 being a leap year. In July 2017, the board of directors reduced the distribution rate with respect to our cash distributions to $0.00178082 per day, which is equivalent to approximately $0.65 annually, per share of common stock.
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
The table below shows the components of the distributions we have declared and/or paid during the nine months ended September 30, 2019 and 2018 (dollars in thousands).

	For the nine months ended September 30,
	2019	2018
Distributions declared	$92,357	$87,066
Distributions paid	$92,757	$87,469
Portion of distributions paid in cash	$66,170	$57,703
Portion of distributions paid in DRIP shares	$26,587	$29,766
As of September 30, 2019, we had $10.1 million of distributions accrued and unpaid. As of December 31, 2018, we had $10.5 million of distributions accrued and unpaid.
We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the nine months ended September 30, 2019 and 2018, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2019 will be reported to stockholders shortly after the end of the calendar year 2019 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
The following table sets forth the distributions declared during the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	For the nine months ended September 30,
	2019	2018
Monthly distributions	$92,357	$87,066
Total distributions	$92,357	$87,066
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
On July 31, 2018, BSP completed the Triangle Transaction. The gross cash proceeds paid to Triangle were approximately $793.3 million, after adjustments to take into account portfolio activity and other matters occurring since December 31, 2017. In accordance with BSP’s allocation policy, we acquired approximately 24% of the assets in the Triangle Portfolio for an aggregate purchase price of $188.1 million. The final allocation of the investments in the Triangle Portfolio by BSP was based on a number of factors, including, among others, our available capital at the time of allocation, changes in the composition of the Triangle Portfolio between the signing of the APA and the closing of the Triangle Transaction, the suitability of the investments in Triangle’s Portfolio for us as compared to the other funds managed by BSP, regulatory guidance regarding the allocation of certain Triangle Portfolio assets between funds managed by BSP, and changes in the relative size of the funds managed by BSP.
Private Placement in connection with FT Transaction
On February 1, 2019, Franklin Templeton acquired BSP, including BSP’s 100% ownership interest in our Adviser (the “FT Transaction”). All investment professionals currently managing the Company and its investments, and all members of the BSP’s Investment Committee are expected to maintain their current responsibilities after the FT Transaction.
In connection with the FT Transaction, on November 1, 2018, we issued approximately 6.1 and 4.9 million shares of our common stock to Franklin Resources, Inc. and BSP, respectively, at a purchase price of $8.20 per share in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933. As a result of this issuance, the Company received aggregate cash proceeds of $90.0 million.
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

Administration Agreement
On November 1, 2016, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three and nine months ended September 30, 2019, the Company incurred $0.6 million and $1.8 million, respectively, in administrative service fees under the Administrative Agreement. For the three and nine months ended September 30, 2018, the Company incurred $0.6 million and $1.8 million, respectively, in administrative service fees under the Administration Agreement.
Co-Investment Relief
The 1940 Act generally prohibits BDCs from entering into negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. The SEC staff has granted us exemptive relief that allows it to enter into certain negotiated co-investment transactions alongside other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.
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
Wells Fargo Credit Facility
On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank as collateral agent, account bank, and collateral custodian (as amended from time to time, the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility, which was subsequently amended on January 14, 2013, April 26, 2013, September 9, 2013, June 30, 2014, May 29, 2015, November 4, 2015, January 8, 2016, October 31, 2016, May 18, 2017, April 3, 2018, May 9, 2018, November 8, 2018, December 21, 2018, and March 15, 2019, provides for borrowings in an aggregate principal amount of up to $600.0 million on a committed basis subject to compliance with a borrowing base. The Wells Fargo Credit Facility has a maturity date of May 9, 2023.
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
In connection with the Wells Fargo Credit Facility, Funding I has made certain representations and warranties, is required to comply with various covenants, reporting requirements, and other customary requirements for similar facilities, and is subject to certain customary events of default. Upon the occurrence and during the continuation of an event of default, Wells Fargo may declare the outstanding advances and all other obligations under the Wells Fargo Credit Facility immediately due and payable. During the continuation of an event of default, Funding I must pay interest at a default rate.
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

Citi Credit Facility
On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into a credit facility as amended from time to time, (the “Citi Credit Facility”) with Citibank, N.A. as administrative agent and U.S. Bank as collateral agent, account bank, and collateral custodian. The Citi Credit Facility, which was subsequently amended on October 14, 2015, provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility. On June 27, 2019, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, BDCA-CB Funding LLC, entered into an amendment (the "Amendment") to its Credit and Security Agreement with Citibank, N.A., dated as of June 27, 2014 (as amended from time to time, the "Credit Agreement"). The Amendment, among other things, (i) extends the end of the reinvestment period from July 1, 2019 to May 31, 2021 and (ii) extends the maturity date of the Credit Agreement from May 28, 2020 to May 31, 2022.
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
UBS Credit Facility
On April 7, 2015, the Company, through a wholly-owned, special-purpose, bankruptcy-remote subsidiary, Helvetica Funding, entered into a debt financing facility with UBS AG, London Branch (“UBS”), pursuant to which $150.0 million was made available to the Company to fund investments in new securities and for other general corporate purposes (as amended from time to time, the “UBS Credit Facility”). The UBS Credit Facility was subsequently amended on July 10, 2015 to increase the amount of debt available to the Company under the facility from $150.0 million to $210.0 million. On June 6, 2016, the UBS credit facility was again amended to increase the amount of debt available from $210.0 million to $232.5 million. In addition, the amended facility increased the applicable spread over a three-month LIBOR from 3.90% to 4.05% per annum for the relevant period and increased the permissible percentage of second lien loans from 60% to 70%. Pricing under the transaction is based on three-month LIBOR plus a spread of 4.05% per annum for the relevant period. The maturity date of the UBS Credit Facility was April 7, 2018.
On April 6, 2018, the Company repaid the UBS Credit Facility and all related liens were released.
2020 Notes
On August 26, 2015, the Company entered into a Purchase Agreement relating to the Company’s sale of $100.0 million aggregate principal amount of its 6.00% fixed rate senior notes due September 1, 2020 (the “2020 Notes”). The 2020 Notes are subject to customary indemnification provisions and representations, warranties, and covenants. The net proceeds from the sale of the 2020 Notes were approximately $97.9 million. The 2020 Notes bear interest at a rate of 6.00% per year payable semi-annually.
2022 Notes
On December 14, 2017, the Company entered into a Purchase Agreement relating to the Company's sale of $150.0 million aggregate principal amount of its 4.75% fixed rate notes due December 30, 2022 (the “2022 Notes”). The 2022 Notes are subject to customary indemnification provisions and representations, warranties, and covenants. The net proceeds from the sale of the 2022 Notes was approximately $147.0 million. The 2022 Notes bear interest at a rate of 4.75% per year payable semi-annually.
2023 Notes
On May 11, 2018, the Company entered into a Purchase Agreement relating to the Company's sale of $60.0 million aggregate principal amount of its 5.375% fixed rate notes due May 30, 2023 (the “2023 Notes”). The 2023 Notes are subject to customary indemnification provisions and representations, warranties, and covenants. The net proceeds from the sale of the 2023 Notes was approximately $58.7 million. The 2023 Notes bear interest at a rate of 5.375% per year payable semi-annually.
JP Morgan Securities LLC Prime Brokerage Account
On January 20, 2017, the Company entered into a prime brokerage account agreement with JP Morgan Securities LLC (the “JPMC PB Account”). The JPMC PB Account provides a full suite of services around the custody of bonds and equities and also access to leverage, which is dependent on the price, credit quality, and diversity of the pool of assets held within the account. The borrowing availability is recalculated daily based on changes to the assets, with margin calls issued in the morning as appropriate. The cost to borrow is 1 week LIBOR + 90 bps and there is no mandatory usage or period wherein the debt needs to be repaid.
On May 8, 2018 the Company fully repaid its borrowings under the JPMC PB Account and closed the account.

See Note 5 to our consolidated financial statements contained in this Quarterly Report on Form 10-Q for a more detailed discussion of our borrowings.
Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations at September 30, 2019 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$494,652	$—	$—	$494,652	$—
Citi Credit Facility (2)	330,500	—	330,500	—	—
2023 Notes (3)	59,761	—	—	59,761	—
2022 Notes (4)	149,463	—	—	149,463	—
2020 Notes (5)	99,710	99,710	—	—	—
Total contractual obligations	$1,134,086	$99,710	$330,500	$703,876	$—
______________

(1)	As of September 30, 2019, we had $105.3 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.

(2)	As of September 30, 2019, we had $69.5 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.

(3)	As of September 30, 2019, we had no unused borrowing capacity under the 2023 Notes.

(4)	As of September 30, 2019, we had no unused borrowing capacity under the 2022 Notes.

(5)	As of September 30, 2019, we had no unused borrowing capacity under the 2020 Notes.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of September 30, 2019, the Company had unfunded commitments on delayed draw term loans of $26.3 million (including $22.2 million of non-discretionary commitments and $4.1 million of discretionary commitments), unfunded commitments on revolver term loans of $29.0 million, unfunded commitments on bridge loans of $11.5 million, unfunded commitments on letter of credit facilities of $10.1 million, and unfunded equity capital discretionary commitments of $29.3 million. As of December 31, 2018, we had unfunded commitments on delayed draw term loans of $15.2 million, unfunded commitments on revolver term loans of $21.1 million and unfunded equity capital commitments of $0.5 million. Please refer to Note 7 - Commitments and Contingencies for further detail of these unfunded commitments. We maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.
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
While our significant accounting policies are more fully described in Note 2 - Summary of Significant Accounting Policies appearing elsewhere in this report, we believe the following accounting policies require the most significant judgment in the preparation of our consolidated financial statements.
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

The Company has a number of investments in Collateralized Securities. Interest income from investments in the “equity” class of these Collateralized Securities (in the Company's case, preferred shares, or subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40-35, Beneficial Interests in Securitized Financial Assets ("ASC 325-40-35"). The Company monitors the expected cash inflows from its equity investments in Collateralized Securities, including the expected principal repayments. The effective yield is determined and updated quarterly. In accordance with ASC 325-40, investments in CLOs are periodically assessed for other-than-temporary impairment ("OTTI"). When the Company determines that a CLO has OTTI, the amortized cost basis of the CLO is written down as of the date of the determination based on events and information evaluated and that write-down is recognized as a realized loss.
Fee Income
Fee income, such as structuring fees, origination, closing, amendment fees, commitment, and other upfront fees are generally non-recurring and are recognized as revenue when earned, either upfront or amortized into income. Upon the payment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment, and other upfront fees are recorded as income.
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
Net Realized Gain or Loss and Net Change in Unrealized Appreciation or Depreciation
Gain or loss on the sale of investments is calculated using the specific identification method. We measure realized gain or loss by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when a gain or loss is realized.
See Note 2 - Summary of Significant Accounting Policies to the consolidated financial statements for a description of other accounting policies and recently issued accounting pronouncements.
ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars, and treasury lock agreements, subject to the requirements of the 1940 Act, in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the periods covered by this report, we did not engage in interest rate hedging activities. We would not hold or issue these derivative contracts for trading or speculative purposes.

As of September 30, 2019, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 2.01% and fixed rate debt, bearing a weighted average interest rate of 5.27% with a total carrying value (net of deferred financing costs) of $1,122.1 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 100 or 200 basis points assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 200 Basis Points	(17.10)%
(-) 100 Basis Points	(8.55)%
Base Interest Rate	—%
(+) 100 Basis Points	8.55%
(+) 200 Basis Points	17.10%
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
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed, and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of September 30, 2019, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition, and/or operating results. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Because we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.
As of September 30, 2019, we had approximately $1.1 billion of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $2.9 billion in total assets, (ii) a weighted average cost of funds of 4.67%, (iii) $1.3 billion in debt outstanding (i.e., assumes that the $310.0 million principal amount of 2020 Notes, 2022 Notes, and 2023 Notes sold and the full $1.0 billion available to us under the revolving credit facilities we have with Wells Fargo and Citi is outstanding), and (iv) $1.5 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(23.63)%	(13.90)%	(4.17)%	5.55%	15.28%
___________________
(1) In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our September 30, 2019 total assets of at least 2.15%.
As of September 30, 2019, the Wells Fargo Facility provided for borrowings in an aggregate principal amount of up to $600.0 million on a committed basis, due May 9, 2023; the Citi Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, due May 31, 2022; the 2020 Unsecured Notes provided borrowings in an aggregate principal amount of $100.0 million, due September 1, 2020, the 2022 Unsecured Notes provided borrowings in an aggregate principal amount of $150.0 million, due December 30, 2022, and the 2023 Unsecured Notes provided borrowings in an aggregate principal amount of $60.0 million, due May 30, 2023. See Item 7 in the Annual Report filed on Form 10-K for more information about these financing arrangements.
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

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price per share, after deducting selling commissions and dealer manager fees, that is below net asset value per share, which may be a disadvantage as compared to other public companies. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if (1) our board of directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and (2) our stockholders in general, as well as those stockholders that are not affiliated with us approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the fair value of such securities.
The discontinuation of LIBOR and the transition to any new reference rates may affect the value of our LIBOR-indexed portfolio investments and may increase the cost of borrowing under our credit facilities, which in each case could affect our results of operations or financial condition.
On July 27, 2017, the U.K. Financial Conduct Authority (“FCA”) announced that LIBOR would be phased out of use after the 2021 calendar year, and the FCA has determined not to compel participant banks to submit LIBOR information after 2021. In response to the expected discontinuation of LIBOR, the Federal Reserve Board and the Federal Reserve Bank of New York formed the Alternative Reference Rates Committee (“ARRC”), a U.S. working group of private-sector representatives and financial regulators, to recommend an alternative reference rate to U.S. dollar LIBOR. Similarly, financial regulators in the UK, the European Union, Japan and Switzerland formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies. The ARRC has recommended the Secured Overnight Financing Rate (“SOFR”) together with a spread adjustment, as appropriate in the particular market, as its preferred alternative reference rate for U.S. dollar LIBOR. SOFR represents the average interest rate to borrow cash overnight collateralized by U.S. Treasury securities, and is based primarily on recent U.S. Treasury-backed repurchase transactions.
At this time, it is not possible to predict how the discontinuation of LIBOR will affect financial instruments that utilize LIBOR, whether SOFR or any other alternative reference rates will be established, or will attain general acceptance in the financial markets, or the pace at which any such transition away from LIBOR and to any other reference rate may occur. The process of phasing out LIBOR or any further changes or reforms to the determination or supervision of LIBOR or alternative reference rates, may result in a sudden or prolonged increase or decrease in reported LIBOR or alternative reference rates, which could have an adverse impact on the market for or value of any securities, loans, derivatives and other financial obligations or extensions of credit indexed to LIBOR or such alternative reference rate that may be held by or due to us or on our overall financial condition or results of operations.
Additionally, the effect of changes or reforms to LIBOR may require us to engage in time-consuming renegotiations of any credit or similar agreements with our portfolio companies that utilize LIBOR as a factor in determining the interest rate and extend beyond 2021. We may need to renegotiate, among other provisions, the new reference rates to be used, the timing and frequency of determining rates and making interest payments and the methods for calculating or determining the interest rate adjustment. If agreements with portfolio companies are unable to be renegotiated, our investments may bear interest at a lower rate, which would decrease investment income and potentially the value and liquidity of such investments. This could have an adverse effect on our overall financial condition or results of operations. Moreover, any such reforms to LIBOR or the establishment or adoption of other reference rates may require us to renegotiate certain terms of the Wells Fargo Credit Facility and the Citi Credit Facility. If we are unable to do so, amounts drawn under such credit facilities may bear interest at a higher rate, which would increase our cost of borrowing and, in turn, affect our results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2019 through July 31, 2019	2,199,337	$7.96	2,199,337	—
August 1, 2019 through August 31, 2019	—	$—	—	—
September 1, 2019 through September 30, 2019	—	$—	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	November 12, 2019
/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 12, 2019