Form 10-K
period 2019-12-31
Business Development Corp of America
filed 2020-03-20
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 18, 2020 was 189,119,931.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

PART I
ITEM 1. BUSINESS
GENERAL
Business Development Corporation of America (“BDCA,” or the “Company,” which may also be referred to as “we,” “us,” or “our”) is an externally managed, non-diversified closed-end management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for United States ("U.S.") federal income tax purposes, and intend to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).
We were incorporated in Maryland in May 2010 and commenced our initial public offering (the “IPO”) on January 25, 2011. As of December 31, 2019, we had approximately $2.6 billion of total assets.
We are externally managed by our investment adviser, BDCA Adviser, LLC (the “Adviser”), a subsidiary of Benefit Street Partners LLC (“BSP”), a leading credit-focused alternative asset management firm. We believe we benefit from the significant investment platform, personnel, scale, and resources of our Adviser and BSP. Our investment activities are managed by the Adviser, and supervised by our Board of Directors ("Board"), a majority of whom are independent of the Adviser and its affiliates. As a BDC, we are required to comply with certain regulatory requirements. See “Regulation” for discussion of BDC regulation and other regulatory considerations.
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues up to $1 billion, although we may invest in larger or smaller companies. We also purchase interests in loans or corporate bonds through secondary market transactions. As of December 31, 2019, 81.3% of our portfolio was invested in senior secured loans.
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
ABOUT OUR ADVISER AND BSP
BDCA Adviser, LLC, our investment adviser, is served by BSP’s origination, investment, and portfolio management team. In total, BSP consists of over 100 investment professionals and over 200 total employees as of February 29, 2020. The Adviser, a Delaware limited liability company, is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is a subsidiary of BSP, which is also registered as an investment adviser under the Advisers Act.
BSP is a leading credit-focused alternative asset management firm with over $27 billion in assets under management as of January 31, 2020. Established in 2008, the BSP platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies, including private/opportunistic debt, structured credit, high yield, special situations, long-short liquid credit, and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass BSP’s robust platform.
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
Our current opportunity is highlighted by the following factors:

•
Large pool of uninvested private equity capital likely to seek additional capital to support private investments. We believe there remains a large pool of uninvested private equity capital available to middle market companies. We expect that private equity firms will remain active investors in middle market companies and that these private equity firms will seek to supplement their equity investments with senior secured and mezzanine debt and equity co-investments from other sources, such as us.

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
We have adopted the following business strategy to achieve our investment objectives:

•
Utilize the experience and expertise of the principals of our Adviser and BSP. Certain principals of our Adviser and BSP have a broad network of contacts with financial sponsors, commercial and investment banks, and leaders within a number of industries that we believe produce significant proprietary investment opportunities outside the normal banking auction process.

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

•
Employ disciplined underwriting policies and rigorous portfolio management. We employ an extensive underwriting process that includes a review of a prospective portfolio company's competitive position, financial performance, and industry dynamics. We prepare a detailed investment memo and, in addition, we perform substantial due diligence on potential investments, and seek to invest with management teams and/or private equity sponsors who have proven capabilities in building value. As part of the monitoring process for portfolio companies, our Adviser analyzes monthly (if available), quarterly, and annual financial statements versus the previous periods and year, reviews financial projections, and may perform other procedures including meeting with management, attending board meetings and reviewing compliance certificates and covenants.

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
Our investment philosophy and portfolio construction involves:

•	Company-specific research and analysis; and

•	An emphasis on capital preservation, low volatility, diversification, and minimization of downside risk.
The foundation of our investment philosophy is intensive credit investment analysis. We follow a rigorous selection process based on:

•	A comprehensive analysis of company creditworthiness, including a quantitative and qualitative assessment of the company’s business;

•	An evaluation of the management team and support from equity investors;

•	An assessment of the competitive landscape;

•	An analysis of business strategy and long-term industry trends; and

•	An in-depth examination of capital structure, financial results, and financial projections.
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
First Lien Loans.  When we structure investments in secured first lien loans, we obtain security interests in the assets of the company as collateral in support of the repayment of such loans. This collateral may take the form of first-priority liens on the assets of the company.
Second Lien Loans.  When we structure investments in secured second lien loans, we obtain security interests in the assets of the company as collateral in support of the repayment of such loans. This collateral may take the form of second priority liens on the assets of the company.

Subordinated Loans.  We structure these investments as unsecured subordinated loans that provide for relatively high fixed interest rates that provide us with current interest income. Subordinated loans rank senior only to a company’s equity securities and rank junior to all of such company’s other indebtedness in priority of payment. These loans typically have interest-only payments (often representing a combination of cash pay and payment-in-kind (“PIK”) interest) in the early years. Subordinated loan investments are generally more volatile than secured loans and may involve a greater risk of loss of principal. In addition, the PIK feature of many subordinated loans, which effectively operates as negative amortization of loan principal, increases credit risk exposure over the life of the loan.
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
INTENSIVE CREDIT ANALYSIS/DUE DILIGENCE
The disciplined process through which we make investment decisions with respect to a customized financing transaction involves extensive research into the target company, its industry, its growth prospects and its ability to withstand adverse conditions. If the investment team responsible for the transaction determines that an investment opportunity should be pursued, we engage in an intensive due diligence process. Though each transaction involves a somewhat different approach, the regular due diligence steps generally to be undertaken may include:

•	Meeting with senior management to understand the business more fully and evaluate the ability of the senior management team;

•	Checking management backgrounds and references;

•	Performing a detailed review of financial performance, earnings, and potential for earnings growth;

•	Commissioning a quality of earnings report;

•	Visiting the headquarters and conducting other on site diligence;

•	Contacting customers and vendors to assess both business prospects and industry practices;

•	Conducting a competitive analysis and comparing the company to its main competitors;

•	Researching industry and relevant publications to understand industry wide growth trends;

•	Assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;

•	Investigating legal risks and financial and accounting systems;

•	Engaging third party experts and consultants to assist in the due diligence process; and

•	Building detailed projected financial models with an emphasis on downside scenarios.
PORTFOLIO MONITORING
Our Adviser continually monitors each of our portfolio companies to determine if each company is meeting its business plan and to assess the appropriate course of action for each company.
We employ several methods of evaluating and monitoring the performance and value of our investments, which may include, but are not limited to, the following:

•	Assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;

•	Regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements, and accomplishments;

•	Attendance at and participation in board meetings of the portfolio company (if available); and

•	Review of monthly (if available), quarterly, and annual financial statements and financial projections for the portfolio company.
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
The weighted average risk rating of our investments based on fair value was 2.37 and 2.50 as of December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, we had eight portfolio companies, which represented twelve portfolio investments, on non-accrual status with a total principal amount of $85.0 million, amortized cost of $62.8 million, and fair value of $22.5 million. These amounts represented 2.8%, 2.4%, and 0.9% of our investment portfolio's total principal, amortized cost, and fair value, respectively. We are currently evaluating potential value recovery alternatives for these investments. As of December 31, 2018, we had eight portfolio companies, which represented fourteen portfolio investments, on non-accrual status with a total principal amount of $171.4 million, amortized cost of $117.4 million, and fair value of $43.8 million. These amounts represented 5.7%, 4.7%, and 1.9% of our investment portfolio's total principal, amortized cost, and fair value, respectively.
The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Internal Performance Rating	Investments at Fair Value (in thousands)	Percentage of Total Investments	Investments at Fair Value (in thousands)	Percentage of Total Investments
1	$79,597	3.1%	$79,674	3.4%
2	1,420,445	55.8%	1,140,960	48.9%
3	697,714	27.4%	767,671	32.9%
4	49,804	2.0%	62,346	2.7%
5	40,288	1.6%	84,267	3.6%
Not rated	258,336	10.1%	199,796	8.5%
Total	$2,546,184	100.0%	$2,334,714	100.0%
DETERMINATION OF NET ASSET VALUE
The Adviser, acting pursuant to delegated authority from, and under the oversight of our Board of Directors, assists the Board of Directors in its determination of the net asset value (“NAV”) of our investment portfolio each quarter and at such other times as required by law. The NAV per share of our outstanding shares of common stock is determined quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding. Securities for which market quotations are readily available are valued at the reported closing price on the valuation date. Securities for which market quotations are not readily available are valued at fair value as determined by our Board of Directors. In connection with that determination, our Adviser facilitates the preparation, through the use each quarter of independent valuation firms, portfolio company valuations using relevant inputs, including but not limited to, indicative dealer quotes, values of like securities, the most recent portfolio company financial statements, and forecasts.
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
For investments in Collateralized Securities, the Adviser models both the assets and liabilities of each Collateralized Securities' capital structure. The model uses a waterfall engine to store the collateral data, generate cash flows from the assets, and distribute the cash flows to the liability structure based on the contractual priority of payments. The cash flows are discounted using rates that incorporate risk factors such as default risk, interest rate risk, downgrade risk, and credit spread risk, among others. In addition, the Adviser considers broker quotations and/or comparable trade activity is considered as an input to determining fair value when available.
DETERMINATIONS IN CONNECTION WITH OFFERINGS
Although we are no longer offering shares of our common stock in a continuous public offering, we may, from time to time, elect to issue shares of our common stock in private placements. We are prohibited under the 1940 Act from selling our shares of common stock at an offering price, after deducting selling commissions and dealer manager fees, that is below our net asset value per share unless we obtain prior Board of Directors and stockholder approval. On May 30, 2019, we received stockholder approval to sell shares of our common stock in an amount not to exceed 25% of our then-outstanding common stock immediately prior to each such sale at a price below our then-current NAV, subject to certain conditions. In connection with any issuance of our common stock, our Board of Directors or a committee thereof review the then current offering price per share, if available, against the current estimated net asset value per share to ensure that we are not selling shares of our common stock at a price that, after deducting selling commissions and dealer manager fees, was below our net asset value per share. If shares are to be sold at a price below our net asset value per share pursuant to shareholder approval thereof, then a majority of our directors who have no financial interest in the sale and a majority of such directors who are not interested persons of us or the Adviser must determine that such sale would be in our best interests and those of our stockholders.

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
Prior to February 1, 2019, our Adviser provided investment advisory and management services under the investment advisory and management services agreement, effective November 1, 2016, (the “Prior Investment Advisory Agreement”) and most recently re-approved by the Board in August 2018. The terms of the Prior Investment Advisory Agreement were materially identical to the Investment Advisory Agreement. The Prior Investment Advisory Agreement automatically terminated on February 1, 2019 upon the indirect change of control of the Adviser on the consummation of Franklin Resources, Inc.’s (“FRI”) and Templeton International, Inc.’s (collectively with FRI, “Franklin Templeton”) acquisition of BSP (the “FT Transaction”). The Investment Advisory Agreement was approved by the Board, including a majority of independent directors, on October 22, 2018, and by stockholders at a special meeting held on January 11, 2019 and took effect February 1, 2019. For additional information regarding the FT Transaction, please see the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions and Agreements”.
Responsibilities of the Adviser
Subject to the overall supervision of our Board of Directors, our Adviser manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of our Investment Advisory Agreement, our Adviser, among other things:

•	Determines the composition and allocation of our portfolio, the nature and timing of the changes in our portfolio, and the manner of implementing such changes;

•	Identifies, evaluates, and negotiates the structure of the investments we make;

•	Executes, monitors, and services our investments;

•	Determines the securities and other assets that we will purchase, retain, or sell;

•	Performs due diligence on prospective portfolio companies; and

•	Provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.
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
Incentive Fees
The incentive fee consists of two parts. The first part is referred to as the incentive fee on income and it is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income, and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees, or other fees that the we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement with BSP, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. The payment of the incentive fee on income is subject to payment of a preferred return to investors each quarter, expressed as a quarterly rate of return on the value of our net assets at the end of the most recently completed calendar quarter, of 1.75% (7.00% annualized), subject to a “catch up” feature (as described below). The calculation of the incentive fee on income for each quarter is as follows:

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

The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” is an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to our liquidation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). This fee equals 20% of our incentive fee capital gains, which equals our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.
Payment of our expenses
All investment professionals and staff of the Adviser and BSP, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of such personnel allocable to such services (including health insurance, 401(k) plan benefits, payroll taxes and other compensation related matters), are provided and paid for by the Adviser. We bear all other costs and expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•	expenses deemed to be “organization and offering expenses” of the Company for purposes of Conduct Rule 2310(a)(12) of the Financial Industry Regulatory Authority, or FINRA;

•	amounts paid to third parties for administrative services;

•	amounts paid to third party experts relating to the investigation and monitoring of our investments;

•	the cost of calculating our net asset value;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•	management and incentive fees payable pursuant to the Investment Advisory Agreement;

•	fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events);

•	federal and state registration fees;

•	any exchange listing fees;

•	federal, state, and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	costs of proxy statements;

•	stockholders’ reports and notices;

•	costs of preparing government filings, including periodic and current reports with the SEC;

•	fidelity bond, liability insurance, and other insurance premiums;

•	printing and mailing; and

•	independent accountants and outside legal costs.
We reimburse the Adviser for all of our expenses incurred by the Adviser as well as the actual cost of goods and services used for or by us and obtained from entities not affiliated with the Adviser. The Adviser may be reimbursed for the administrative services performed by it on our behalf. However, such reimbursement is limited to be an amount equal to the lower of the Adviser’s actual cost or the amount we would be required to pay third parties for the provision of comparable administrative services in the same geographic location; and provided, further, that such costs are reasonably allocated to us on the basis of assets, revenues, time records, or other method conforming with generally accepted accounting principles. No reimbursement shall be permitted for services for which the Adviser is entitled to compensation by way of a separate fee.
Duration and termination
The Adviser serves as our investment adviser pursuant to the Investment Advisory Agreement, which was approved by our shareholders effective February 1, 2019. Unless terminated earlier, it will remain in effect until February 2021 and then continue in effect from year to year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by us without penalty upon not less than 60 days’ written notice and by the Adviser upon not less than 120 days' written notice. Any termination by us must be authorized either by our Board of Directors or by vote of our stockholders.
In determining to approve the Investment Advisory Agreement, our Board of Directors requested information from the Adviser that enabled it to evaluate a number of factors relevant to its determination. These factors included the nature, quality, and extent of services performed by the Adviser, the Adviser’s ability to manage conflicts of interest effectively, our short and long-term performance, our costs, including as compared to comparable BDCs that engage in similar investing activities, the Adviser’s profitability, any economies of scale, and any other benefits of the relationship for the Adviser. Based on the information reviewed and the considerations detailed above, our Board of Directors, including all of our directors who are not interested persons of us or the Adviser, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Investment Advisory Agreement as being in the best interests of our stockholders.
Indemnification
The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties, or by reason of the reckless disregard of its duties and obligations, the Adviser and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons, and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Investment Advisory Agreement or otherwise as our investment adviser.
ADMINISTRATION AGREEMENTS
On March 18, 2011, we entered into a fund administration servicing agreement and a fund accounting servicing agreement with U.S. Bancorp Fund Services, LLC (the “Administrator”). Our Administrator provides the administrative services, such as accounting, financial reporting, legal and compliance support, and investor relations support, necessary for us to operate.

On November 1, 2016, we entered into an administration agreement with BSP (the “Administration Agreement”), pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. As of December 31, 2019 and December 31, 2018, $0.6 million and $0.7 million was payable to BSP under the Administration Agreement, respectively.
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
REGULATION
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters, and the affiliates of those affiliates or underwriters. The 1940 Act also requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our voting securities.
We are generally not able to issue and sell our common stock at a price below net asset value per share. See “Item 1A. Risk Factors - Risks Related to Business Development Companies - Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.” We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the then current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.
As a BDC, we may be examined periodically by the SEC for compliance with the 1940 Act. Our Adviser is a registered investment adviser and is also subject to examination by the SEC.
We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misconduct, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of such person’s office.

Asset Coverage
We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. Although the Small Business Credit Availability Act of 2018 (the “SBCAA”) amended the 1940 Act to permit BDCs to incur increased leverage if certain conditions are met, we do not presently intend to avail ourselves of the increased leverage limits permitted by the SBCAA. If we were to avail ourselves of the increased leverage permitted by the SBCAA, this would effectively allow us to double our leverage, which would increase leverage risk and expenses. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with Wells Fargo and Citi and have sold $410.0 million in aggregate principal of unsecured notes.
Qualifying assets
As a BDC, we are required to comply with certain regulatory requirements. For instance, we have to invest at least 70% of our total assets in “qualifying assets,” including securities of U.S. operating companies whose securities are not listed on a national securities exchange, U.S. operating companies with listed securities that have equity market capitalizations of less than $250 million, cash, cash equivalents, U.S. Government securities, and high-quality debt investments that mature in one year or less.
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
6.Cash, cash equivalents, U.S. Government securities, or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2), or (3) above.

Temporary investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities, or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements; provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Significant managerial assistance to portfolio companies
A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “Regulation-Qualifying assets” above. BDCs generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers, or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company.
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
Election to be Taxed as a RIC
We have elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2011, and intend to qualify annually thereafter as a RIC. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our taxable earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, (the “Annual Distribution Requirement”). Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local, and foreign taxes.
In order to qualify to be treated as a RIC for U.S. federal income tax purposes, we must, among other things: qualify to be treated as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year; meet the Annual Distribution Requirement; derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other disposition of stock or other securities or currencies, or other income derived with respect to our business of investing in such stock, securities, or currencies and net income derived from an interest in a “qualified publicly traded partnership” as defined in the Code (the “90% Income Test”); and diversify our holdings so that at the end of each quarter of the taxable year: (i) at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer (which for these purposes includes the equity securities of a “qualified publicly traded partnership”); and (ii) no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more “qualified publicly traded partnerships,” or the Diversification Tests.
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
Private Placement in connection with FT Transaction
In connection with the FT Transaction, on November 1, 2018, we issued approximately 6.1 million and 4.9 million shares of our common stock to FRI and BSP, respectively, at a purchase price of $8.20 per share in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933 (the "Securities Act"). For additional information regarding the FT Transaction, please see the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions and Agreements”.
AVAILABLE INFORMATION
We file with or submit to the SEC annual, quarterly, and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information filed electronically by us with the SEC at http://www.sec.gov. Our Internet address is http://www.bdcofamerica.com. We make available free of charge on our Internet website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS
Investing in our common stock involves a high degree of risk. Before making an investment in the Company, you should carefully consider the following risk factors. The risks and uncertainties set forth below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial may also impair our business operations. If any of the following risks were to occur, our business or financial condition could be materially adversely affected. In such case, the net asset value of our common stock could decline, and you may lose all or part of your investment.
Risks Relating to Our Business and Structure
Global economic, political, and market conditions may adversely affect our business, results of operations, and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as various social and political tensions in the United States (“U.S.”) and around the world, may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets, and may cause economic uncertainties or deterioration in the U.S. and worldwide. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign, and non-sovereign debt in certain countries and the financial condition of financial institutions generally. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal and monetary policies of foreign nations, such as Russia and China, and volatility in the Chinese stock markets and global markets for commodities may have a severe impact on the worldwide and U.S. financial markets.
The current U.S. presidential administration has called for major changes to U.S. trade, healthcare, immigration, and foreign policy, as well as other domestic U.S. regulatory policy. Accordingly, there is significant uncertainty with respect to regulation, legislation, and government policy at the federal, state, and local levels. There has been a corresponding significant increase in the uncertainty surrounding interest rates, inflation, foreign exchange rates, trade volumes, and fiscal and monetary policy. To the extent that changes to U.S. policy are implemented, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation, and other areas. Although we cannot predict the impact, if any, that these changes will have to our business, they could adversely affect our business, financial condition, operating results, and cash flows.
Global markets could enter a period of severe disruption and instability due to catastrophic events, such as terrorist attacks, acts of war, natural disasters, and outbreaks of epidemic, pandemic or contagious diseases, which could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest and, in turn, harm our operating results
The U.S. and global markets have, from time to time, experienced periods of disruption due to events such as terrorist attacks; acts of war; natural disasters, such as earthquakes, tsunamis, fires, floods or hurricanes; and outbreaks of epidemic, pandemic or contagious diseases. Such events have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. In particular, outbreaks of epidemic, pandemic or contagious diseases may cause serious harm to our business, operating results and financial condition. Historically, disease pandemics such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome or the H1N1 virus, have diverted resources and priorities towards the treatment of such diseases. In December 2019, a strain of novel coronavirus causing respiratory illness emerged in the city of Wuhan in the Hubei province of China (the “Wuhan Coronavirus”). We are closely monitoring the developments in China and continually assessing the potential impact on our business and the business of our portfolio companies, including the effects described below.  However, the full impact of this outbreak is unknown as of the date of this report.
Any prolonged disruptions in the business of our portfolio companies, including a disruption in their supply chains may adversely affect their ability to obtain the necessary raw materials or components to make their products or cause a decline in the demand for their products or services, leading to a negative impact on their operating results. In addition, such events may lead to restrictions on travel to and from the affected areas, making it more difficult for our portfolio companies to conduct their businesses. As a result of pandemic outbreaks, including the Wuhan Coronavirus, businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates may require forced shutdowns of our portfolio companies’ facilities for extended or indefinite periods. In addition, these widespread outbreaks of illness, particularly in China, North America,

Europe, or other locations significant to the operations of our portfolio companies, could adversely affect their workforce, resulting in serious health issues and absenteeism, and may cause serious harm to our results of operations, business, or prospects.
Furthermore, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics or other similar events could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies. During these periods of disruption, general economic conditions may deteriorate with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular. Such economic adversity could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest, which could, in turn, harm our operating results. These conditions may reoccur for a prolonged period of time or materially worsen in the future.
The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.
The decision made in the United Kingdom referendum in June 2016 to leave the European Union (commonly known as “Brexit”) has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in political, regulatory, consumer, corporate and financial confidence in the United Kingdom and Europe. The United Kingdom left the European Union on January 31, 2020, governed by transitional terms that will expire on December 31, 2020. During this transition phase, the United Kingdom and the EU will seek to negotiate and finalize a new, more permanent trade deal. Due to political uncertainty, it is not possible to anticipate whether the United Kingdom and the EU will be able to agree on and implement a new trade agreement or what the nature of such trade arrangement will be. In the absence of such an agreement there would be no transitional provisions the relationship between the United Kingdom and the European Union would be based on the World Trade Organization rules. The process for the United Kingdom to exit the European Union, and the longer term economic, legal, political, regulatory and social framework to be put in place between the United Kingdom and the European Union remain unclear and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. The mid-to-long term uncertainty may have a negative effect on the performance of any investments located or with operations in the United Kingdom or Europe. Additionally, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on the ability of us and our portfolio companies to execute our respective strategies and to receive attractive returns.
In particular, currency volatility may mean that the returns of us and our portfolio companies are adversely affected by market movements and may make it more difficult, or more expensive, for us to implement appropriate currency hedging. Fluctuations in the value of the British Pound and/or the euro along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of our portfolio companies located in the United Kingdom or Europe.
Future disruptions or instability in capital markets could negatively impact our ability to raise capital, and have a material adverse effect on our business, financial condition, and results of operations.
From time to time, the global capital markets may experience periods of disruption and instability, which could materially and adversely impact the broader financial and credit markets and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market, and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, caused extreme economic uncertainty and significantly reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have experienced relative stability in recent years, there have been continuing periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future.

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
Uncertainty with respect to the financial stability of the United States and several countries in the European Union (“EU”) could have a significant adverse effect on our business, financial condition, and results of operations.
Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of a downgrade of the U.S. long-term sovereign debt credit rating or a recession or economic slowdown in the U.S. In the future, the U.S. Government may not be able to meet its debt payments unless the federal debt ceiling is raised. On August 2, 2019, the federal debt limit was suspended until July 2021. If, prior to such date, legislation increasing the debt ceiling is not enacted and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations, which could negatively impact the U.S. economy and our portfolio companies. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions, further downgrades or warnings by The Standard & Poor Financial Services LLC's Rating Service or other rating agencies, and the U.S. Government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms.
The discontinuation of LIBOR and the transition to any new reference rates may affect the value of our LIBOR-indexed portfolio investments and may increase the cost of borrowing under our credit facilities, which in each case could affect our results of operations or financial condition.
On July 27, 2017, the U.K. Financial Conduct Authority (“FCA”) announced that LIBOR would be phased out of use after the 2021 calendar year, and the FCA has determined not to compel participant banks to submit LIBOR information after 2021. In response to the expected discontinuation of LIBOR, the Federal Reserve Board and the Federal Reserve Bank of New York formed the Alternative Reference Rates Committee (“ARRC”), a U.S. working group of private-sector representatives and financial regulators, to recommend an alternative reference rate to U.S. dollar LIBOR. Similarly, financial regulators in the UK, the European Union, Japan, and Switzerland formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies. The ARRC has recommended the Secured Overnight Financing Rate (“SOFR”) together with a spread adjustment, as appropriate in the particular market, as its preferred alternative reference rate for U.S. dollar LIBOR. SOFR represents the average interest rate to borrow cash overnight collateralized by U.S. Treasury securities, and is based primarily on recent U.S. Treasury-backed repurchase transactions.
At this time, it is not possible to predict how the discontinuation of LIBOR will affect financial instruments that utilize LIBOR, whether SOFR or any other alternative reference rates will be established, or will attain general acceptance in the financial markets, or the pace at which any such transition away from LIBOR and to any other reference rate may occur. The process of phasing out LIBOR or any further changes or reforms to the determination or supervision of LIBOR or alternative reference rates, may result in a sudden or prolonged increase or decrease in reported LIBOR or alternative reference rates, which could have an adverse impact on the market for or value of any securities, loans, derivatives, and other financial obligations or extensions of credit indexed to LIBOR or such alternative reference rate that may be held by or due to us or on our overall financial condition or results of operations.
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
We intend to declare distributions quarterly and pay distributions on a monthly basis. We will pay these distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of distributions or year-to-year increases in distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, and such other factors as our Board of Directors may deem relevant from time-to-time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our offerings of our common stock or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares. Distributions from the proceeds of our offerings of common stock or from borrowings also could reduce the amount of capital we ultimately invest in interests of portfolio companies. We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from our public offering to fund distributions (which may reduce the amount of capital we ultimately invest in assets). There can be no assurance that we will be able to sustain distributions at any particular level or at all. A return of capital is a return of your initial investment in the Company rather than earnings or gains derived from our investment activities. We have not paid a distribution that represented a return of capital since November 2, 2015.
Price declines in the large corporate leveraged loan market may adversely affect the fair value of debt securities we hold, reducing our net asset value through increased net unrealized depreciation.
Prior to the onset of the financial crisis, CLOs, a type of leveraged investment vehicle holding corporate loans, hedge funds, and other highly leveraged investment vehicles, comprised a substantial portion of the market for purchasing and holding senior secured and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, it is our understanding that many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. While prices have appreciated measurably in recent years, conditions in the large corporate leveraged loan market may experience similar disruptions or distortions in the future, which may cause pricing levels to decline similarly or be volatile. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of debt securities we hold, which could have a material adverse impact on our business, financial condition, and results of operations.
Our ability to achieve our investment objective depends on our Adviser’s and its affiliates’ ability to manage and support our investment process. If our Adviser were to lose any members of its senior management team, our ability to achieve our investment objective could be significantly harmed.
We are externally managed and depend upon the investment expertise, diligence, skill, and network of business contacts of our Adviser. We also depend, to a significant extent, on our Adviser’s access to the investment professionals and the information and deal flow generated by such investment professionals in the course of its investment and portfolio management activities. Our Adviser evaluates, negotiates, structures, closes, monitors, and services our investments. Our success depends to a significant extent on the continued service and coordination of our Adviser, including its key professionals. The departure of a significant number of our Adviser’s or its affiliates’ key professionals could have a materially adverse effect on our ability to achieve our investment objective. Additionally, changes in ownership or management practices, the occurrence of adverse events affecting our Adviser or its affiliates or other companies advised by our Adviser and its affiliates could create adverse publicity and adversely affect us and our relationship with investment banks, business brokers, loan syndication and trading desks, and other investment counterparties. In addition, we can offer no assurance that our Adviser will remain our investment adviser or that we will continue to have access to our Adviser’s or its affiliates’ investment professionals or their information and deal flow.

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
We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns, and result in losses.
We will compete for investments with other BDCs and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, also make investments in middle market private U.S. companies. As a result of these new entrants, competition for investment opportunities in private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. If we are forced to match our competitors’ pricing, terms, and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. We believe a significant part of our competitive advantage stems from the fact that the market for investments in private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.
Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of investment strategy, and impact our stock price.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or stockholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert the attention of management and our Board of Directors’ attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and stockholder activism matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks, and uncertainties of any securities litigation and stockholder activism.
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
The determination of fair value, and thus the amount of unrealized losses we may incur in any year, is to a degree subjective, and our Adviser has a conflict of interest in providing input to the Board of Directors in making this determination. We expect to value our securities quarterly at fair value as determined in good faith by our Board of Directors based on input from our Adviser and at such other times as may be required to comply with the requirements of the 1940 Act. Our Board of Directors may utilize the services of an independent third-party valuation firm to aid it in determining the fair value of any securities. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments on indebtedness and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value by our Board of Directors may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments. See “Item 1. Business - Determination of Net Asset Value.”
Our Board of Directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
Our Board of Directors has the authority to modify or waive our current operating policies, investment criteria, and strategies without prior notice and without stockholder approval if it determines that doing so will be in the best interests of stockholders. We cannot predict the effect any changes to our current operating policies, investment criteria, and strategies would have on our business, net asset value, operating results, and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds of our offering and may use the net proceeds from our offering in ways with which our stockholders may not agree or for purposes other than those contemplated at the time of our offering.
If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs and face other significant risks associated with being self-managed.
Our Board of Directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our Adviser’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such internalization transaction. Such consideration could take many forms, including cash payments, promissory notes, and shares of our common stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the earnings per share attributable to your investment.
In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our Adviser under the Investment Advisory Agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our Adviser or its affiliates. We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Adviser, our earnings per share would be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares. As currently organized, we will not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances.
New or modified laws or regulations governing our operations may adversely affect our business.
We and our portfolio companies are subject to regulation at the U.S. local, state and federal level. We are also subject to federal, state and local laws and are subject to judicial and administrative decisions that affect our operations, including maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure proceedings and other trade practices. If these laws, regulations or decisions change, or if we expand our business into additional jurisdictions, we may have to incur significant expenses in order to comply or we might have to restrict our operations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In particular, the impact of the Dodd-Frank Act, and any amendments thereto that may be enacted, on us and our portfolio companies is subject to continuing uncertainty. The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. President Trump and certain members of Congress have indicated they will seek to amend or repeal portions of the Dodd-Frank Act, among other federal laws. We cannot predict the ultimate effect on us or our portfolio companies that changes in the laws and regulations would have as a result of the Dodd-Frank Act, or whether and the extent to which the Dodd-Frank Act may remain in its current form. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies. If we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.
Changes to or repeal of the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of our Advisor to other types of investments in which our Advisor may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Additionally, on February 3, 2017, President Trump signed Executive Order 13772 announcing the Administration's policy to regulate the U.S. financial system in a manner consistent with certain "Core Principles," including regulation that is efficient, effective and appropriately tailored. The Executive Order directed the Secretary of the Treasury, in consultation with the heads of the member agencies of the Financial Stability Oversight Council, to report to the President on the extent to which existing laws, regulations and other government policies promote the Core Principles and to identify any laws, regulations or other government policies that inhibit federal regulation of the U.S. financial system. On June 12, 2017, the U.S. Department of the Treasury published the first of several reports in response to the Executive Order on the depository system covering banks and other savings institutions. On October 6, 2017, the Treasury released a second report outlining ways to streamline and reform the U.S. regulatory system for capital markets, followed by a third report, on October 26, 2017, examining the current regulatory framework for the asset management and insurance industries. The Treasury released a fourth report on July 31, 2018 describing recommendations relating to non-bank financial institutions, financial technology and innovation. Subsequent reports are expected to address retail and institutional investment products and vehicles.
On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of "systemically important financial institutions" or "SIFIs" subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On January 30, 2020, the Federal Reserve Board released proposed changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of these change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.
We are subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and the related rules and regulations promulgated by the SEC. Under current SEC rules, our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. This process requires us to incur significant additional expenses and diverts management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions, or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
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
Terrorist attacks, acts of war, natural disasters, disease outbreaks or pandemics may impact our portfolio companies and harm our business, operating results and financial condition.
Terrorist acts, acts of war, natural disasters, disease outbreaks, pandemics, or other similar events may disrupt our operations, as well as the operations of our portfolio companies. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics, or other similar events could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results, and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

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
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the internal information technology systems of our Adviser and other parties that provide us with services essential to our operations, these systems are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war, and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.
A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can result in third parties gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As reliance on technology in our industry has increased, so have the risks posed to the systems of our Adviser and other parties that provide us with services essential to our operations, both internal and those that have been outsourced. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems, and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target. In some cases such attacks and intrusions are designed not to be detected and, in fact, may not be detected.
The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches, or to alleviate problems caused by any breaches, including reputational harm, loss of revenues, and litigation. In addition, a security breach or other significant disruption involving the information technology networks and related systems of our Adviser or any other party that provides us with services essential to our operations could:

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines;

•	affect our ability to properly monitor our compliance with the rules and regulations regarding our qualification as a RIC;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive, or otherwise valuable information, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes;

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
Moreover, to the extent that we are required to recognize in our taxable income such interest income that has been accrued but not yet paid, our payment of incentive fees to the Adviser on such income may make it difficult to meet (or may further amplify existing difficulties in meeting) the Annual Distribution Requirement necessary to maintain RIC tax treatment under the Code. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. Federal income tax. For additional discussion regarding the tax implications of a RIC, see “Risk Factors - Federal Income Tax Risks - We may be subject to corporate-level U.S. federal taxes if we fail to maintain our qualification as a RIC.”
The time and resources that individuals and the executive officers of our Adviser devote to us may be diverted, and we may face additional competition due to the fact that neither our Adviser, nor its affiliates, is prohibited from raising money for or managing another entity that makes the same types of investments that we target.
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
Our stockholders may have conflicting investment, tax, and other objectives with respect to their investments in us. The conflicting interests of individual stockholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments, and the timing of the disposition of our investments. As a consequence, conflicts of interest may arise in connection with decisions made by our Adviser, including with respect to the nature or structuring of our investments, that may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders’ individual tax situations.
Our Adviser can resign on 120 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business, and results of operations.
Our Adviser has the right to resign under the Investment Advisory Agreement at any time upon not less than 120 days’ written notice, whether we have found a replacement or not. If our Adviser were to resign, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations, and cash flows as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations, and cash flows.

Our Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement, resulting in a disruption in our operations that could adversely affect our financial condition, business, and results of operations.
Our Administrator has the right to resign under the Administration Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business, and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by our Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.
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
Although Congress passed the SBCAA, which amended the 1940 Act to permit BDCs to incur increased leverage if certain conditions are met, we are currently prevented from availing ourselves of the increased leverage by covenants contained in the indenture governing our outstanding notes. If we were to avail ourselves of the increased leverage permitted by the SBCAA, this would effectively allow us to double our leverage, which would increase leverage risk and expenses.
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
On August 5, 2015, we received exemptive relief from the SEC that permits us greater flexibility to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by the Adviser or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies, and restrictions as well as regulatory requirements and other pertinent factors. Under the terms of this exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our eligible directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching in respect of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. We believe that co-investment by us and accounts sponsored or managed by the Adviser and its affiliates affords us additional investment opportunities and an ability to achieve greater diversification.
We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.
The net proceeds from the sale of shares of our common stock will be used for our investment opportunities, operating expenses, and for payment of various fees and expenses such as management fees, incentive fees, and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. In order to maintain our RIC tax treatment we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income, determined without regard to any deduction for dividends paid, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 200% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to pay distributions to our stockholders.
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
Equity Investments. We expect to make selected equity investments, such as direct equity investments, including controlling investments, warrants, or other equity securities. In addition, when we invest in first and second lien senior loans or mezzanine debt, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization, or public offering, which would allow us to sell the underlying equity interests. We intend to seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.
More generally, investing in private companies involves a number of significant risks, including that they: may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment; have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns; are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation, or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion, or maintain their competitive position. In addition, our executive officers and directors and employees of our Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
We invest primarily in first and second lien senior secured loans, mezzanine debt, preferred equity, and common equity issued by middle market companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization, or bankruptcy of the relevant portfolio company.
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
A portion of our loans are secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by us under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before we receive anything. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers, and other factors.

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
Many of the portfolio companies in which we may invest may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior secured or second lien secured loans. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets, and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.
In addition, while we believe that these conditions also afford attractive opportunities to make investments, future financial market uncertainty could lead to further financial market disruptions and could further adversely impact our ability to obtain financing and the value of our investments.
The effect of global climate change may impact the operations of our portfolio companies.
There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature, and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies’ financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Energy companies could also be affected by the potential for lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters, based on links drawn between greenhouse gas emissions and climate change.

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
We expect that a portion of its portfolio will consist of equity and junior debt investments in CLOs, which involve a number of significant risks. CLOs are typically highly leveraged up to approximately 10 times, and therefore the junior debt and equity tranches in which we will invest in are subject to a higher risk of total loss. In particular, investors in CLOs indirectly bear risks of the underlying debt investments held by such CLOs. We may have the right to receive payments only from the CLOs, and do not have direct rights against the issuer or the entity that sold the assets to be securitized. Although it is difficult to predict whether the prices of indices and securities underlying CLOs will rise or fall, these prices, and therefore, the prices of the CLOs, will be influenced by the same types of political and economic events that affect issuers of securities and capital markets generally.
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
We may be in a subordinated position with respect to realized losses on the loans in CLOs. The leveraged nature of CLOs, in particular, magnifies the adverse impact of loan defaults. Collateralized Securities represent a leveraged investment with respect to the underlying loans. Therefore, changes in the market value of Collateralized Securities could be greater than the change in the market value of the underlying loans, which are subject to credit, liquidity, and interest rate risk.
There is the potential for interruption and deferral of cash flow from CLO investments.
If certain minimum collateral value ratios and/or interest coverage ratios are not met by a CLO, primarily due to loan defaults, then cash flow that otherwise would have been available to pay distributions to us on our CLO investments may instead be used to redeem any senior notes or to purchase additional loans, until the ratios again exceed the minimum required levels or any senior notes are repaid in full. This could result in an elimination, reduction, or deferral in the distribution and/or principal paid to the holders of such Collateralized Securities, which would adversely impact our returns.
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
Risks Relating to Debt Financing
We have sold unsecured notes and have entered into revolving credit facilities with Citi and Wells Fargo that contain various covenants which, if not complied with, could accelerate repayment under the Credit Facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations, and our ability to pay distributions to our stockholders.
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
There can be no assurance that we and our subsidiaries will continue to comply with the covenants under our financing arrangements. Failure to comply with these covenants could result in a default. If we and our subsidiaries were unable to obtain a waiver from the debt holders, such a default could accelerate repayment under any or all of our and their debt instruments and thereby force us to liquidate investments at a disadvantageous time and/or at a price which could result in losses, or allow our lenders to sell assets pledged as collateral under our financing arrangements in order to satisfy amounts due thereunder. These occurrences could have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Borrowings” for a more detailed discussion of the terms of debt financings.

Because we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.
At December 31, 2019, we had approximately $1.1 billion of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $2.9 billion in total assets, (ii) a weighted average cost of funds of 4.57%, (iii) $1.4 billion in debt outstanding (i.e., assumes that the $410.0 million principal amount of 2020 Notes, 2022 Notes, 2023 Notes and 2024 Notes sold and the full $1.0 billion available to us under the revolving credit facilities we have with Wells Fargo and Citi is outstanding) and (iv) $1.5 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(24.28)%	(14.34)%	(4.41)%	5.53%	15.47%
___________________
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our December 31, 2019 total assets of at least 2.22%.
As of December 31, 2019, the Wells Fargo Facility provided for borrowings in an aggregate principal amount of up to $600.0 million on a committed basis, due May 9, 2023; the Citi Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, due May 31, 2022; the 2020 Notes provided borrowings in an aggregate principal amount of $100.0 million, due September 1, 2020; the 2022 Notes provided borrowings in an aggregate principal amount of $150.0 million, due December 30, 2022; the 2023 Notes provided borrowings in an aggregate principal amount of $60.0 million, due May 30, 2023; and the 2024 Notes provided borrowings in an aggregate principal amount of $100.0 million, due December 15, 2024. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Borrowings” for more information about these financing arrangements.
Changes in interest rates may affect our cost of capital and net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value, and the market price of our common stock.
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

In addition, because we borrow to fund a portion of our investments, a portion of our net investment income will depend upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Portions of our investment portfolio and our borrowings have floating rate components. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against such interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, and results of operations.
Risks Relating to Our Corporate Structure and Common Stock
As a result of certain limitations in our share repurchase program, you will have limited opportunities to sell your shares and, to the extent you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.
We intend to conduct tender offers pursuant to our share repurchase program on a semi-annual basis. The share repurchase program includes numerous restrictions that limit your ability to sell your shares and should not be relied upon as a method to sell your shares promptly or at a desired price. We intend to limit the number of shares repurchased pursuant to our proposed share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan; at the discretion of our Board of Directors, we may also use cash on hand, cash available from borrowings, and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) we will not repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year; (3) unless you tender all of your shares, you must tender at least 25% of the amount of shares you have purchased in the offering and must maintain a minimum balance of $1,000 subsequent to submitting a portion of your shares for repurchase by us; and (4) to the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year.
Our Board of Directors may amend, suspend, or terminate the repurchase program upon 30 days’ notice. We will notify you of such developments (1) in the quarterly reports mentioned above or (2) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act.
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
Under the terms of our charter, our Board of Directors is authorized to issue shares of preferred stock in one or more series without stockholder approval. The Board of Directors has discretion to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption for each class or series of preferred stock.
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
Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Under the Maryland General Corporation Law, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror, by officers, or by employees who are directors of the corporation. Our bylaws contain a provision exempting us from the Maryland Control Share Acquisition Act under the Maryland General Corporation Law any and all acquisitions by any person of our shares of stock. Our Board of Directors may amend the bylaws to remove that exemption in whole or in part without stockholder approval. The Maryland Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Under the Maryland General Corporation Law, specified “business combinations,” including mergers, consolidations, share exchanges, or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation’s outstanding voting stock, and certain other parties (each an “interested stockholder”), or an affiliate of the interested stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter any of the specified business combinations must be approved by two super majority votes of the stockholders unless, among other conditions, the corporation’s common stockholders receive a minimum price for their shares.
Under the Maryland General Corporation Law, certain statutory provisions permit a corporation that is subject to the Exchange Act and that has at least three independent directors to be subject to certain corporate governance provisions notwithstanding any contrary provision in the corporation’s charter and bylaws. Among other provisions, a Board of Directors may classify itself without the vote of stockholders. Further, the Board of Directors, by electing into certain statutory provisions and notwithstanding any contrary provision in the charter or bylaws, may (i) provide that a special meeting of stockholders will be called only at the request of stockholders entitled to cast at least a majority of the votes entitled to be cast at the meeting, (ii) reserve for itself the right to fix the number of directors, and (iii) retain for itself the exclusive power to fill vacancies created by the death, removal, or resignation of a director. A corporation may be prohibited by its charter or by resolution of its Board of Directors from electing to be subject to any of the provisions of the statute. We are not prohibited from implementing any or all of the provisions.
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
In making the decision to apply for listing of our shares, our directors will try to determine whether listing our shares or liquidating our assets will result in greater value for our stockholders. In making a determination of what type of liquidity event is in our best interests, our Board of Directors, including our independent directors, may consider a variety of criteria, including, but not limited to, market conditions, portfolio diversification, portfolio performance, our financial condition, potential access to capital as a listed company, market conditions for the sale of our assets or listing of our common stock, internal management requirements to become a perpetual life company, and the potential for stockholder liquidity. If our shares are listed, we cannot assure you a public trading market will develop.
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
As discussed above, we intend to conduct tender offers pursuant to our share repurchase program on a semi-annual basis. We may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock we are able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period. Our eight most recent tender offers were oversubscribed.
Federal Income Tax Risks
We may be subject to corporate-level U.S. federal taxes if we fail to maintain our qualification as a RIC.
To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source, and asset diversification requirements.

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

•	The income source requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, gains from the sale of stock or securities, or similar sources.

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
A “publicly offered regulated investment company” is a regulated investment company whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market, or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered regulated investment company for any period, a non-corporate stockholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are not deductible by individuals, trusts, or estates for taxable years beginning before 2026. For taxable years beginning in 2026 or later, such expenses may be deductible only to the extent they exceed 2% of such a stockholder’s adjusted gross income. Such expenses are not deductible by an individual for alternative minimum tax purposes. While we anticipate that we will constitute a publicly offered regulated investment company for our current tax year, there can be no assurance that we will in fact so qualify for any of our taxable years.
An investment in the shares by a Non-U.S. stockholder may have adverse tax consequences.
Whether an investment in the shares is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. A “Non-U.S. stockholder” is a beneficial owner of shares of our common stock that is neither a U.S. stockholder nor a partnership (including an entity treated as a partnership for U.S. federal income tax purposes). Among other things, a Non-U.S. stockholder, under certain circumstances, may be subject to withholding of U.S. federal income tax at a rate of 30.0% (or lower rate provided by an applicable treaty); required to file U.S. income taxes to receive a tax credit or tax refund of overpayments of taxes; subject to U.S. income tax at graduated rates or to a branch profits on our distributions; subject to certain reporting requirements, disclosure requirements, and withholding taxes under the Foreign Account Tax Compliance Act and other laws; and subject to certain rules regarding foreign tax credits. Non-U.S. persons should consult their tax advisors with respect to U.S. federal income tax and withholding tax, and state, local, and foreign tax consequences of an investment in our shares.
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
If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation (“CFC”) (including equity tranche investments in a CLO treated as CFC), we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains). In general, a foreign corporation will be considered a CFC if greater than 50% of the shares of the corporation, measured by reference to combined voting power or value, if owned (directly, indirectly, or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power or value of all classes of shares of a corporation. If we are treated as having received such deemed distributions from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any distributions from such CFC, and we would be required to distribute such income to satisfy the distribution requirements applicable to RICs.
If we are required to include amounts in our taxable income prior to receiving distributions representing such income, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

The Collateralized Securities in which we invest may be subject to U.S. withholding tax if they fail to comply with certain reporting requirements.
The “Foreign Account Tax Compliance Act,” or FATCA, imposes a withholding tax of 30% on payments of U.S. source interest and dividends paid to certain non-U.S. entities, including certain non U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its U.S. account holders and its U.S. owners. Most CLO vehicles in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO vehicle in which we invest fails to properly comply with these reporting requirements, it could reduce the amounts available to distribute to equity and junior debt holders in such CLO vehicle, which could materially and adversely affect our operating results and cash flows.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 9 West 57th Street, 49th Floor, Suite 4920, New York, NY 10019. We believe that our current office facilities are adequate for our business as we intend to conduct it.
ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2019, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the future. We closed the Offering to new investments on April 30, 2015, and no stock has been authorized for issuance under any equity compensation plans. We are prohibited under the 1940 Act from selling our shares of common stock at an offering price, after deducting selling commissions and dealer manager fees, that is below our net asset value per share unless we obtain stockholder approval. In connection with any issuance of shares of our common stock, our Board of Directors or a committee thereof will review the then current offering price per share against the current estimated net asset value per share to ensure that we were not selling shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, was below our net asset value per share.
Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2019:

Title of Class	Amount Authorized	Amount Issued
Common Stock, par value $0.001 per share	450,000,000	215,850,546
As of December 31, 2019, we had issued 215.9 million shares of common stock for gross proceeds of $2.3 billion, including the shares purchased by affiliates and shares issued under our DRIP. As of December 31, 2019, we had repurchased 25.6 million shares of common stock for payments of $222.2 million through our share purchase program. As of December 31, 2019, we had 35,428 record holders of our common stock.
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
We have not established limits on the amount of funds we may use from available sources to fund distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the years ended December 31, 2019, 2018, and 2017 no portion of our distributions were characterized as return of capital for tax purposes, respectively.

Sales of Unregistered Securities
In connection with the FT Transaction, on November 1, 2018, we issued approximately 6.1 million and 4.9 million shares of our common stock to FRI and BSP, respectively, at a purchase price of $8.20 per share in a private placement in reliance on Section 4(a)(2) of the Securities Act. For additional information regarding the FT Transaction, please see the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions and Agreements”.
Issuer Purchases of Equity Securities
The table below provides information concerning our repurchases of shares of our common stock during the year ended December 31, 2019, pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs. (in millions)
January 1, 2019 to March 31, 2019	2,241,000	$8.20	2,241,000	—
April 1, 2019 to June 30, 2019	—	$—	—	—
July 1, 2019 to September 30, 2019	2,199,337	$7.96	2,199,337	—
October 1, 2019 to December 31, 2019	—	$—	—	—
Total	4,440,337		4,440,337
See Note 10 to our consolidated financial statements contained in this Annual Report on Form 10-K for a more detailed discussion of the terms of our share repurchase program.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The consolidated statements of operations data, consolidated per share data, and consolidated statements of assets and liabilities data for each of the five years in the period ended December 31, 2019 are derived from our audited consolidated financial statements which are filed with the SEC. This selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	As of and For the Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Total investment income	$244,505	$237,012	$223,820	$229,658	$195,846
Total expenses net of expense waivers (1)	134,477	131,997	116,161	108,521	81,690
Income tax expense, including excise tax	1,771	1,605	1,619	1,140	—
Net investment gain attributable to non-controlling interests	9	25	29	19	—
Net investment income	108,248	103,385	106,011	119,978	114,156
Net realized and unrealized loss on investments, net of deferred taxes	(11,378)	(75,292)	(27,651)	(26,892)	(103,576)
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	(3,017)	(840)	29	1,316	(2,527)
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	(1,381)	993	—	—	—
Net increase in net assets resulting from operations	$92,472	$28,246	$78,389	$94,402	$8,053
Consolidated Per Share Data:
Net investment income	$0.57	$0.57	$0.59	$0.67	$0.66
Net realized and unrealized loss on investments, net of deferred taxes	$(0.07)	$(0.41)	$(0.15)	$(0.14)	$(0.60)
Net increase in net assets resulting from operations	$0.49	$0.16	$0.44	$0.52	$0.05
Distributions declared	$0.65	$0.65	$0.76	$0.87	$0.87
Consolidated Statements of Assets and Liabilities Data:
Total assets	$2,640,530	$2,463,324	$2,652,514	$2,616,306	$2,490,755
Borrowings outstanding	$1,095,042	$896,678	$1,041,149	$915,497	$842,238
Total net assets	$1,462,683	$1,492,719	$1,494,516	$1,529,734	$1,610,485
Other data:
Total return (2)	6.60%	1.96%	5.24%	6.02%	0.67%
Number of portfolio company investments at year end	227	204	157	135	125
Value of investments at year end	$2,546,184	$2,334,714	$2,503,523	$2,394,083	$2,311,281
Weighted average yield on investments at year end	8.9%	9.8%	8.5%	9.7%	9.5%

______________
(1) Expenses are net of expense waivers for the year ended December 31, 2015; the amount waived was $3,534. No expenses were waived for the years ended December 31, 2019, 2018, 2017, and 2016.
(2) Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, includes the effect of expense waivers and reimbursements which equaled 0.00%, 0.00%, 0.00%, 0.00%, and 0.22%, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Business Development Corporation of America (the "Company," "BDCA," "we," or "our") and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. We are externally managed by our adviser, BDCA Adviser, LLC (the “Adviser”).
Forward Looking Statements
This report, and other statements that we may make, may contain forward-looking statements with respect to future financial or business performance, strategies, or expectations. Forward-looking statements are typically identified by words or phrases such as “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions.
Forward-looking statements are subject to numerous assumptions, risks, and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and we assume no duty to and do not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.
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

Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans, and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues of less than $1 billion, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of December 31, 2019, 81.3% of our portfolio was invested in senior secured loans.
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
Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At December 31, 2019:
Investment Portfolio	$2,546.2
Net assets	1,462.7
Debt (net of deferred financing costs)	1,083.8
Net asset value per share	7.69

Portfolio Activity for the Year Ended December 31, 2019:
Cost of investments purchased during period, including PIK	1,002.2
Sales, repayments, and other exits during the period	786.8
Number of portfolio companies at end of period	227

Operating results for the Year Ended December 31, 2019:
Net investment income per share	0.57
Distributions declared per share	0.65
Net increase in net assets resulting from operations per share	0.49
Net investment income	108.2
Net realized and unrealized loss, net of deferred taxes	(15.8)
Net increase in net assets resulting from operations	92.5
Portfolio and Investment Activity
During the year ended December 31, 2019, we made $997.0 million of investments in new and existing portfolio companies and had $786.8 million in aggregate amount of sales and repayments, resulting in net investments of $210.2 million for the period. The total portfolio of debt investments at fair value consisted of 90.5% bearing variable interest rates and 9.5% bearing fixed interest rates.

Our portfolio composition, based on fair value at December 31, 2019 was as follows:

	December 31, 2019
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	69.3%	8.5%
Senior Secured Second Lien Debt	12.0	12.3
Subordinated Debt	4.2	11.3
Collateralized Securities (2)	4.3	10.1
Equity/Other (3)	10.2	6.3
Total	100.0%	8.9%
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
During the year ended December 31, 2018, we made $1,102.5 million of investments in new and existing portfolio companies and had $1,211.1 million in aggregate amount of sales and repayments, resulting in net sales and repayments of $(108.6) million for the period. The total portfolio of debt investments at fair value consisted of 86.8% bearing variable interest rates and 13.2% bearing fixed interest rates.
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
The weighted average risk rating of our investments based on fair value was 2.37 and 2.50 as of December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, we had eight portfolio companies, which represented twelve investments, on non-accrual status with a total principal amount of $85.0 million, amortized cost of $62.8 million, and fair value of $22.5 million which represented 2.8%, 2.4%, and 0.9% of the investment portfolio's total principal, amortized cost, and fair value, respectively. As of December 31, 2018, we had eight portfolio companies, which represented fourteen portfolio investments, on non-accrual status with a total principal amount of $171.4 million, amortized cost of $117.4 million, and fair value of $43.8 million, which represented 5.7%, 4.7%, and 1.9% of the investment portfolio's total principal, amortized cost, and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding our non-accrual policy.
RESULTS OF OPERATIONS
Operating results for the years ended December 31, 2019, 2018, and 2017 were as follows (dollars in thousands):

	For the years ended December 31,
	2019	2018	2017
Total investment income	$244,505	$237,012	$223,820
Total expenses	134,477	131,997	116,161
Income tax expense, including excise tax	1,771	1,605	1,619
Net investment gain attributable to non-controlling interests	9	25	29
Net investment income	$108,248	$103,385	$106,011

 Investment Income
For the year ended December 31, 2019, total investment income was $244.5 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 8.9%. Included within total investment income was $3.6 million of fee income for the year ended December 31, 2019. Fee income consists primarily of prepayment and amendment fees. For the year ended December 31, 2018, total investment income was $237.0 million, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 9.8%. Included within total investment income was $4.8 million of fee income for the year ended December 31, 2018. Fee income consists primarily of prepayment and amendment fees. For the year ended December 31, 2017, total investment income was $223.8 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 8.5%. Included within total investment income was $6.7 million of fee income for the year ended December 31, 2017. Fee income consists primarily of prepayment and amendment fees.

Operating Expenses
The composition of our operating expenses for the years ended December 31, 2019, 2018, and 2017 was as follows (dollars in thousands):

	For the years ended December 31,
	2019	2018	2017
Management fees	$39,837	$39,828	$39,068
Incentive fee on income	27,062	21,681	19,707
Interest and debt fees	55,312	55,270	43,851
Professional fees	3,553	6,048	4,726
Other general and administrative	6,911	7,256	7,047
Administrative services	788	789	807
Insurance	105	108	11
Directors' fees	909	1,017	944
Total operating expenses	$134,477	$131,997	$116,161

For the years ended December 31, 2019, 2018 and 2017, we incurred management fees of $39.8 million, $39.8 million and $39.1 million. For the years ended December 31, 2019, 2018 and 2017, we incurred incentive fees on income of $27.1 million,$21.7 million and $19.7 million.
For the years ended December 31, 2019, 2018, and 2017, we incurred interest and debt fees of $55.3 million, $55.3 million, and $43.9 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, trustee fees, amortization of deferred financing costs, and amortization of discount if applicable related to the Wells Fargo Credit Facility, Citi Credit Facility, UBS Credit Facility, 2024 Notes, 2023 Notes, 2022 Notes, 2020 Notes, and the JPMC PB Account, each as defined herein in the section entitled "Borrowings". The interest and debt fees for the year ended December 31, 2019 were in line with the interest and debt fees from the same period in 2018. The increase in debt fees for the year ended December 31, 2018 as compared to the same period in 2017 is a result of the issuance of the 2023 Notes, an increase in average debt outstanding under the Company's credit facilities and an increase in LIBOR rates.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments, foreign currency transactions, and forward currency exchange contracts
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and foreign currency transactions, net of deferred taxes for the years ended December 31, 2019, 2018, and 2017 were as follows (dollars in thousands):

	For the years ended December 31,
	2019	2018	2017
Net realized gain (loss)
Control investments	$(41,367)	$460	$(1,702)
Affiliate investments	(21,341)	(39,852)	(20,019)
Non-affiliate investments	(2,534)	15,458	(31,414)
Net realized gain (loss) on foreign currency transactions	717	(376)	—
Total net realized loss	(64,525)	(24,310)	(53,135)
Net change in unrealized appreciation (depreciation) on investments
Control investments	68,265	8,897	(1,033)
Affiliate investments	7,652	5,538	75
Non-affiliate investments	(23,757)	(64,948)	27,308
Net change in deferred taxes	987	(469)	(866)
Total net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	53,147	(50,982)	25,484
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	(3,017)	(840)	29
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	(1,381)	993	—
Net realized and unrealized loss	$(15,776)	$(75,139)	$(27,622)

Net realized and unrealized loss on investments and foreign currency transactions, net of deferred taxes, resulted in a net loss of $(15.8) million for the year ended December 31, 2019 compared to net losses of $(75.1) million and $(27.6) million, respectively, for the same periods in 2018 and 2017. We look at net realized gain (loss) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.
The net realized and unrealized loss for the year ended December 31, 2019 was primarily driven by realized losses on Senior Secured Investment sales, which were partially offset by unrealized gains on Senior Secured Investments and equity positions.
The net realized and unrealized loss for the year ended December 31, 2018 were the result of approximately $30.0 million of realized loss on CLOs as a result of the Company's assessment for other than temporary impairment ("OTTI") in accordance with ASC 325-40. As this OTTI was previously reserved for as part of unrealized depreciation on CLOs, the movement between unrealized and realized gain (loss) during the period relates to the approximately $30.0 million realization and the offsetting reversal of approximately $30.0 million of previously reported unrealized depreciation of approximately $30.0 million. The remaining realized and unrealized losses were the result of realized losses on equity positions and additional unrealized losses on CLOs.
The net realized and unrealized loss for the year ended December 31, 2017 was primarily driven by realized losses on Senior Secured Investment restructurings and sales of Collateralized Securities and unrealized losses in Senior Secured Investments.
Changes in Net Assets from Operations
For the year ended December 31, 2019, we recorded a net increase in net assets resulting from operations of $92.5 million versus a net increase in net assets resulting from operations of $28.2 million for the year ended December 31, 2018. The increase is primarily attributable to greater unrealized appreciation on our investments. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2019 and 2018, respectively, our per share net increase in net assets resulting from operations was $0.49 for the year ended December 31, 2019, versus a net increase in net assets resulting from operations of $0.16 for the year ended December 31, 2018.
For the year ended December 31, 2018, we recorded a net increase in net assets resulting from operations of $28.2 million versus a net increase in net assets resulting from operations of $78.4 million for the year ended December 31, 2017. The decrease is primarily attributable to greater unrealized losses on our investments. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2018 and 2017, respectively, our per share net increase in net assets resulting from operations was $0.16 for the year ended December 31, 2018, versus a net increase in net assets resulting from operations of $0.44 for the year ended December 31, 2017.
Cash Flows
For the year ended December 31, 2019, net cash used in operating activities was $123.5 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The increase in cash flows used in operating activities for the year ended December 31, 2019 was primarily a result of purchases of investments of $997.0 million, offset by sales and repayments of investments of $786.8 million.
Net cash provided by financing activities of $72.6 million during the year ended December 31, 2019 primarily related to proceeds from debt of $408.8 million, which was partially offset by repurchases of common stock of $36.3 million, payments of stockholder distributions of $88.6 million, and payments on debt of $211.0 million.
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
Net cash used in financing activities of $178.9 million during the year ended December 31, 2018 primarily related to net repurchases of common stock of $42.3 million, payments of stockholder distributions of $78.0 million, and net payments on the Wells Fargo Credit Facility, Citi Credit Facility, UBS Credit Facility, and the JPMC PB Account of $145.0 million, which were partially offset by proceeds from issuance of common stock of $90.0 million.
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
Recent Developments
Distribution Reinvestment Plan (“DRIP”) Sales
From January 1, 2020 through the filing of this Form 10-K, we issued 1.0 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances including proceeds from shares issued pursuant to the DRIP were $8.1 million.
Share Repurchase Program
On December 17, 2019, the Company offered to purchase no less than 2,000,000 and up to approximately 2,500,000 shares of its common stock pursuant to its SRP at a price equal to $7.75 per share. The offer expired on January 27, 2020 (the "Expiration Date"). On the Expiration Date, the Company purchased 2,115,276 shares of its common stock for aggregate consideration of $16.7 million pursuant to the limitations of the SRP as detailed in Note 10.
COVID-19
As the global spread of COVID-19 continues, we have experienced increased market volatility and economic uncertainties which may materially impact the valuation of portfolio investments and in turn, the net asset value of the Company. There may be other financial or operational impact, though the extent of such impact is unpredictable at this time.
Liquidity and Capital Resources
We generate cash flows from fees, interest, and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of December 31, 2019, we had issued 215.9 million shares of our common stock for gross proceeds of $2.3 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP. As of December 31, 2019, we had $410.0 million of senior unsecured notes outstanding.
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
We intend to conduct tender offers on a semi-annual basis. We intend to continue to limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% at each semi-annual tender offer. In addition, in the event of a stockholder’s death or disability, any repurchases of shares made in connection with a stockholder’s death or disability may be included within the overall limitation imposed on tender offers during the relevant redemption period, which provides that we may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock we are able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period.
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
The table below shows the components of the distributions we have declared and/or paid during the years ended December 31, 2019, 2018, and 2017 (dollars in thousands).

	For the years ended December 31,
	2019	2018	2017
Distributions declared	$123,465	$117,578	$135,850
Distributions paid	$123,468	$116,995	$139,443
Portion of distributions paid in cash	$88,563	$78,012	$86,988
Portion of distributions paid in DRIP shares	$34,905	$38,983	$52,455
As of December 31, 2019, we had $10.5 million of distributions accrued and unpaid. As of December 31, 2018, we had $10.5 million of distributions accrued and unpaid.
We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the years ended December 31, 2019, 2018, and 2017, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2019 will be reported to stockholders shortly after the end of the calendar year 2019 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
The following table sets forth the distributions declared during the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):

	For the years ended December 31,
	2019	2018	2017
Monthly distributions	$123,465	$117,578	$135,850
Total distributions	$123,465	$117,578	$135,850
Taxation as a RIC
We have elected to be treated as a RIC under Subchapter M of the Code commencing with our tax year ended December 31, 2011 and intend to maintain our qualification as a RIC thereafter. As a RIC, we generally will not be subject to corporate-level U.S. federal income taxes on any income that we distribute as dividends for U.S. federal income tax purposes to our stockholders. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each tax year, an amount equal to at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss and determined without regard to any deduction for dividends paid, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to state, local, and foreign taxes.
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
Related Party Transactions and Agreements
Private Placement in connection with FT Transaction
On February 1, 2019, Franklin Templeton acquired BSP, including BSP’s 100% ownership interest in our Adviser (the “FT Transaction”). All investment professionals currently managing the Company and its investments, and all members of the BSP’s Investment Committee have maintained their current responsibilities after the FT Transaction.
In connection with the FT Transaction, on November 1, 2018, we issued approximately 6.1 million and 4.9 million shares of our common stock to Franklin Resources, Inc. and BSP, respectively, at a purchase price of $8.20 per share in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933. As a result of this issuance, the Company received aggregate cash proceeds of $90.0 million.
Investment Advisory Agreement
We entered into an Investment Advisory Agreement as of February 1, 2019, which was approved by the Board of Directors for a two year term, under which the Adviser, subject to the overall supervision of our Board of Directors manages the day-to-day operations of, and provides investment advisory services to us. The Adviser and its affiliates also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. The Adviser and its affiliates serve as investment adviser or sub-adviser to private funds and registered open-end funds, and serves as an investment adviser to a public real estate investment trust. The Adviser’s policies are designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities. In addition, any affiliated fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Adviser or its affiliates.
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

Administration Agreement
On November 1, 2016, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the years ended December 31, 2019 and December 31, 2018, the Company incurred $2.4 million and $2.5 million, respectively, in administrative service fees under the Administration Agreement.
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
Borrowings
We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. We are continually exploring additional forms of alternative debt financing which could include new or expanded credit facilities or the issuance of debt securities. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with Wells Fargo and Citi and have sold $410.0 million in aggregate principal of unsecured notes.
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
2022 Notes
On December 14, 2017, the Company entered into a Purchase Agreement relating to the Company's sale of $150.0 million aggregate principal amount of its 4.75% fixed rate notes due December 30, 2022 (the “2022 Notes”). The 2022 Notes are subject to customary indemnification provisions and representations, warranties, and covenants. The net proceeds from the sale of the 2022 Notes were approximately $147.0 million. The 2022 Notes bear interest at a rate of 4.75% per year payable semi-annually.
2023 Notes
On May 11, 2018, the Company entered into a Purchase Agreement relating to the Company's sale of $60.0 million aggregate principal amount of its 5.375% fixed rate notes due May 30, 2023 (the “2023 Notes”). The 2023 Notes are subject to customary indemnification provisions and representations, warranties, and covenants. The net proceeds from the sale of the 2023 Notes were approximately $58.7 million. The 2023 Notes bear interest at a rate of 5.375% per year payable semi-annually.
2024 Notes
On December 3, 2019, the Company entered into a Purchase Agreement relating to the Company's sale of $100.0 million aggregate principal amount of its 4.85% fixed rate notes due December 15, 2024 (the “2024 Notes”). The 2024 Notes are subject to customary indemnification provisions and representations, warranties, and covenants. The net proceeds from the sale of the 2024 Notes were approximately $98.4 million. The 2024 Notes bear interest at a rate of 4.85% per year payable semi-annually.
JP Morgan Securities LLC Prime Brokerage Account
On January 20, 2017, the Company entered into a prime brokerage account agreement with JP Morgan Securities LLC (the “JPMC PB Account”). The JPMC PB Account provides a full suite of services around the custody of bonds and equities and also access to leverage, which is dependent on the price, credit quality, and diversity of the pool of assets held within the account. The borrowing availability is recalculated daily based on changes to the assets, with margin calls issued in the morning as appropriate. The cost to borrow is one week LIBOR + 90 bps and there is no mandatory usage or period wherein the debt needs to be repaid.
On May 8, 2018 the Company fully repaid its borrowings under the JPMC PB Account and closed the account.
See Note 5 to our consolidated financial statements contained in this Annual Report on Form 10-K for a more detailed discussion of our borrowings.
Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations at December 31, 2019 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$436,652	$—	$—	$436,652	$—
Citi Credit Facility (2)	250,500	—	250,500	—	—
2024 Notes (3)	98,818	—	—	98,818	—
2023 Notes (4)	59,778	—	—	59,778	—
2022 Notes (5)	149,505	—	149,505	—	—
2020 Notes (6)	99,789	99,789	—	—	—
Total contractual obligations	$1,095,042	$99,789	$400,005	$595,248	$—
______________

(1)	As of December 31, 2019, we had $163.3 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.

(2)	As of December 31, 2019, we had $149.5 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.

(3)	As of December 31, 2019, we had no unused borrowing capacity under the 2024 Notes.

(4)	As of December 31, 2019, we had no unused borrowing capacity under the 2023 Notes.

(5)	As of December 31, 2019, we had no unused borrowing capacity under the 2022 Notes.

(6)	As of December 31, 2019, we had no unused borrowing capacity under the 2020 Notes.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of December 31, 2019, the Company had unfunded commitments on delayed draw term loans of $24.9 million (including $21.8 million of non-discretionary commitments and $3.1 million of discretionary commitments), unfunded commitments on revolver term loans of $28.0 million, and unfunded equity capital discretionary commitments of $21.4 million. As of December 31, 2018, we had unfunded commitments on delayed draw term loans of $15.2 million, unfunded commitments on revolver term loans of $21.1 million and unfunded equity capital commitments of $0.5 million. Please refer to Note 7 - Commitments and Contingencies for further detail of these unfunded commitments. We maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.
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

As of December 31, 2019, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 1.99% and fixed rate debt, bearing a weighted average interest rate of 5.17% with a total carrying value (net of deferred financing costs) of $1,083.8 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 100 or 200 basis points assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 200 Basis Points	(16.37)%
(-) 100 Basis Points	(8.19)%
Base Interest Rate	—%
(+) 100 Basis Points	8.19%
(+) 200 Basis Points	16.37%
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
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP.
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making that assessment, management used the criteria based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on its assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this annual report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
We have adopted a Code of Business Conduct and Ethics which contains a Statement on the Prohibition of Insider Trading that applies to directors, officers, and employees. The Code of Business Conduct and Ethics is available on our website at http://www.bdcofamerica.com. We will report any amendments to or waivers of a required provision of the Code of Business Conduct and Ethics on our website or in a Form 8-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV
ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).
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

4.10
Form of 4.85% Note due 2024 sold in reliance on Rule 144A of the Securities Act. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 5, 2019 and herein incorporated by reference).

4.11
Form of 4.85% Note due 2024 sold in reliance on Rule 501(a)(1), (2), (3) or (7) under the Securities Act. (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 5, 2019 and herein incorporated by reference).

4.12
Purchase Agreement, dated as of December 3, 2019 relating to the 4.85% Notes due 2024, by and between the Company, BDCA Adviser, LLC and Sandler O’Neill & Partners, L.P (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on December 5, 2019 and herein incorporated by reference).

4.13
Third Supplemental Indenture, dated as of December 5, 2019, relating to the 4.85% Notes due 2024, by and between the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 5, 2019 and herein incorporated by reference).

4.14	Description of Our Securities (filed herewith).

Exhibit No.	Description
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

10.13
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

10.14
Account Control Agreement, dated as of June 27, 2014, by and between BDCA-CB Funding, LLC, as pledger, U.S. Bank National Association as collateral agent and securities intermediary(previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2014 and herein incorporated by reference).

10.15
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

10.16
Sale and Contribution Agreement, dated as of June 27, 2014, between Business Development Corporation of America, as seller, and BDCA-CB Funding, LLC, as purchaser (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 2, 2014 and herein incorporated by reference).

Exhibit No.	Description
10.17
Agreement and Plan of Merger, dated as of June 27, 2014, by and among BDCA-CB Funding LLC, 405 Loan Funding LLC and Citibank, N.A. (previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 2, 2014 and herein incorporated by reference).

10.18
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

10.20
Asset Purchase Agreement, dated April 3, 2018, by and between Triangle Capital Corporation and BSP Asset Acquisition I, LLC (filed as Exhibit (k)(33) to the Company’s Post-Effective Amendment No. 3 to its Registration Statement on Form N-2 (File No. 333-210619)).

10.21
Amendment No. 10 to Loan and Servicing Agreement, dated as of April 3, 2018 (as amended), by and among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, and U.S. Bank National Association (filed as Exhibit (k)(34) to the Company’s Post-Effective Amendment No. 3 to its Registration Statement on Form N-2 (File No. 333-210619)).

10.22
Amendment No. 11 to Loan and Servicing Agreement, dated as of May 9, 2018, by and among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, and U.S. Bank National Association (filed as Exhibit 10.3 to the Company’s Form 10-Q as filed on May 10, 2018).

10.23
Amendment No. 12 to Loan and Servicing Agreement, dated as of November 8, 2018, by and among BDCA Funding I, LLC, the Company, Wells Fargo Bank, National Association, each of the Lenders and Lender Agents party thereto and U.S. Bank National Association (filed as Exhibit 10.1 to the Company’s Current Report on form 8-K on November 13, 2018 and herein incorporated by reference).

10.24
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

10.25
Amendment No. 14 to Loan and Servicing Agreement, dated as of March 15, 2019, by and among BDCA Funding I, LLC, the Company, Wells Fargo Bank, National Association, each of the Lenders and Lender Agents party thereto and U.S. Bank National Association (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2019 and herein incorporated by reference).

10.26
Seventh Amendment to Credit and Security Agreement, dated as of June 27, 2019, among BDCA-CB Funding LLC, as borrower, the Lenders party thereto, Citibank, N.A., as administrative agent, and Business Development Corporation of America, as collateral manager (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019 and herein incorporated by reference).

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

99.1	Kahala Ireland Opco Designated Activity Company Consolidated Financial Statements for the years ended December 31, 2019 and December 31, 2018.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of March 2020.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
By: /s/ Richard J. Byrne Name: Richard J. Byrne Title: Chief Executive Officer, President and Chairman of the Board of Directors
* * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	March 20, 2020
/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 20, 2020
/s/ Lee S. Hillman Lee S. Hillman	Independent Director	March 20, 2020
/s/ Ronald J. Kramer Ronald J. Kramer	Independent Director	March 20, 2020
/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	March 20, 2020
/s/ Edward G. Rendell Edward G. Rendell	Independent Director	March 20, 2020
/s/ Dennis M. Schaney Dennis M. Schaney	Independent Director	March 20, 2020

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management's assessment included an evaluation of the design of our internal control over financial reporting. Based on this evaluation, we have concluded that, as of December 31, 2019, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Business Development Corporation of America

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Business Development Corporation of America (the Company), including the consolidated schedules of investments, as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of their operations, changes in their net assets, and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2019 and 2018, by correspondence with the custodian, brokers or the underlying investee or by other appropriate auditing procedures where replies from brokers were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, NY
March 20, 2020

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	December 31,
	2019	2018
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $358,570 and $323,392, respectively)	$406,517	$307,680
Affiliate Investments, at fair value (amortized cost of $175,470 and $231,107, respectively)	129,526	176,560
Non-affiliate Investments, at fair value (amortized cost of $2,105,602 and $1,925,833, respectively)	2,010,141	1,850,474
Investments, at fair value (amortized cost of $2,639,642 and $2,480,332, respectively)	2,546,184	2,334,714
Cash and cash equivalents	46,470	96,692
Interest and dividends receivable	17,047	22,203
Receivable for unsettled trades	27,895	6,208
Prepaid expenses and other assets	2,934	2,514
Unrealized appreciation on forward currency exchange contracts	—	993
Total assets	$2,640,530	$2,463,324

LIABILITIES
Debt (net of deferred financing costs of $11,288 and $12,156, respectively)	$1,083,754	$884,522
Stockholder distributions payable	10,503	10,506
Management fees payable	10,098	9,711
Incentive fee on income payable	6,513	5,690
Accounts payable and accrued expenses	14,765	15,153
Payable for unsettled trades	40,347	32,921
Interest and debt fees payable	11,425	12,008
Payable for common stock repurchases	—	5
Directors' fees payable	54	89
Unrealized depreciation on forward currency exchange contracts	388	—
Total liabilities	1,177,847	970,605
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 450,000,000 shares authorized; 215,850,546 issued and 190,207,517 outstanding at December 31, 2019, and 211,476,760 issued and 190,324,059 outstanding at December 31, 2018	190	190
Additional paid in capital	1,847,312	1,811,970
Total distributable loss	(384,819)	(323,127)
Total net assets attributable to Business Development Corporation of America	1,462,683	1,489,033
Net assets attributable to non-controlling interest	—	3,686
Total net assets	1,462,683	1,492,719

Total liabilities and net assets	$2,640,530	$2,463,324

Net asset value per share attributable to Business Development Corporation of America	$7.69	$7.82

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)

	For the years ended December 31,
	2019	2018	2017
Investment income:
From control investments
Interest income	$22,817	$22,349	$24,648
Dividend income	14,850	10,263	11,938
Fee and other income	5	20	—
Total investment income from control investments	37,672	32,632	36,586
From affiliate investments
Interest income	12,765	18,714	18,015
Dividend income	4,482	3,566	2,932
Fee and other income	35	10	116
Total investment income from affiliate investments	17,282	22,290	21,063
From non-affiliate investments
Interest income	182,885	175,196	158,626
Dividend income	1,773	1,161	639
Fee and other income	3,602	4,772	6,544
Total investment income from non-affiliate investments	188,260	181,129	165,809
Interest from cash and cash equivalents	1,291	961	362
Total investment income	244,505	237,012	223,820
Operating expenses:
Management fees	39,837	39,828	39,068
Incentive fee on income	27,062	21,681	19,707
Interest and debt fees	55,312	55,270	43,851
Professional fees	3,553	6,048	4,726
Other general and administrative	6,911	7,256	7,047
Administrative services	788	789	807
Insurance	105	108	11
Directors' fees	909	1,017	944
Total expenses	134,477	131,997	116,161

Income tax expense, including excise tax	1,771	1,605	1,619
Net investment gain attributable to non-controlling interests	9	25	29
Net investment income	108,248	103,385	106,011

Realized and unrealized gain (loss):
Net realized gain (loss)
Control investments	(41,367)	460	(1,702)
Affiliate investments	(21,341)	(39,852)	(20,019)
Non-affiliate investments	(2,534)	15,458	(31,414)
Net realized gain (loss) on foreign currency transactions	717	(376)	—
Total net realized loss	(64,525)	(24,310)	(53,135)
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)

	For the years ended December 31,
	2019	2018	2017
Net change in unrealized appreciation (depreciation) on investments
Control investments	68,265	8,897	(1,033)
Affiliate investments	7,652	5,538	75
Non-affiliate investments	(23,757)	(64,948)	27,308
Net change in deferred taxes	987	(469)	(866)
Total net change in unrealized appreciation (depreciation) on investments, net of deferred taxes	53,147	(50,982)	25,484
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	(3,017)	(840)	29
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	(1,381)	993	—
Net realized and unrealized loss	(15,776)	(75,139)	(27,622)
Net increase in net assets resulting from operations	$92,472	$28,246	$78,389

Per share information - basic and diluted
Net investment income	$0.57	$0.57	$0.59
Net increase in net assets resulting from operations	$0.49	$0.16	$0.44
Weighted average shares outstanding	189,940,267	180,861,382	179,179,656

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)

	For the years ended December 31,
	2019	2018	2017
Operations:
Net investment income	$108,248	$103,385	$106,011
Net realized loss from investments	(65,242)	(23,934)	(53,135)
Net realized gain (loss) on foreign currency transactions	717	(376)	—
Net change in unrealized appreciation (depreciation) on investments	52,160	(50,513)	26,350
Net change in deferred taxes	987	(469)	(866)
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	(3,017)	(840)	29
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	(1,381)	993	—
Net increase in net assets resulting from operations	92,472	28,246	78,389
Stockholder distributions:
Distributions	(123,465)	(117,578)	(135,850)
Net decrease in net assets from stockholder distributions	(123,465)	(117,578)	(135,850)
Capital share transactions:
Issuance of common stock, net of issuance costs	—	90,000	—
Acquisition of non-controlling interest	6,024	—	—
Reinvestment of stockholder distributions	34,905	38,983	52,455
Repurchases of common stock	(36,286)	(42,313)	(30,212)
Net increase in net assets from capital share transactions	4,643	86,670	22,243
Total decrease in net assets, before non-controlling interest	(26,350)	(2,662)	(35,218)
Increase (decrease) in non-controlling interest	(3,686)	865	—
Total decrease in net assets	(30,036)	(1,797)	(35,218)
Net assets at beginning of year	1,492,719	1,494,516	1,529,734
Net assets at end of year	$1,462,683	$1,492,719	$1,494,516

Net asset value per common share attributable to Business Development Corporation of America	$7.69	$7.82	$8.30
Common shares outstanding at end of year	190,207,517	190,324,059	179,733,998

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the years ended December 31,
	2019	2018	2017
Operating activities:
Net increase in net assets resulting from operations	$92,472	$28,246	$78,389
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(5,209)	(5,516)	(6,963)
Net accretion of discount on investments	(9,210)	(8,685)	(8,237)
Amortization of deferred financing costs	3,586	3,265	2,525
Amortization of discount on unsecured notes	563	522	321
Sales and repayments of investments	786,830	1,211,102	980,929
Purchases of investments	(996,963)	(1,102,539)	(1,101,954)
Net realized loss from investments	65,242	23,934	53,135
Net realized (gain) loss on foreign currency transactions	(717)	376	—
Net change in unrealized (appreciation) depreciation on investments	(52,160)	50,513	(26,350)
Net change in unrealized (appreciation) depreciation from forward currency exchange contracts	1,381	(993)	—
(Increase) decrease in operating assets:
Interest and dividends receivable	5,156	(661)	7,066
Receivable for unsettled trades	(21,687)	15,201	(17,116)
Prepaid expenses and other assets	(420)	3,704	(6,166)
Increase (decrease) in operating liabilities:
Management fees payable	387	(221)	361
Incentive fee on income payable	823	1,132	1,421
Accounts payable and accrued expenses	(388)	4,016	2,683
Payable for unsettled trades	7,426	(47,626)	6,527
Interest and debt fees payable	(583)	397	2,005
Directors' fees payable	(35)	22	(66)
Net cash provided by (used in) operating activities	(123,506)	176,189	(31,490)

Financing activities:
Proceeds from issuance of shares of common stock, net	—	90,000	—
Acquisition of non-controlling interest	6,024	—	—
Repurchases of common stock	(36,291)	(42,308)	(87,863)
Proceeds from debt	408,800	634,298	347,331
Payments on debt	(211,000)	(779,291)	(222,000)
Payments of financing costs	(2,717)	(4,495)	(8,438)
Stockholder distributions	(88,563)	(78,012)	(86,988)
Increase (decrease) in non-controlling interest	(3,686)	865	—
Net cash provided by (used in) financing activities	72,567	(178,943)	(57,958)

Net decrease in cash and cash equivalents	(50,939)	(2,754)	(89,448)
Effect of foreign currency exchange rates	717	(376)	—
Cash and cash equivalents, beginning of year	96,692	99,822	189,270
Cash and cash equivalents, end of year	$46,470	$96,692	$99,822
Supplemental information:
Interest paid during the year	$51,506	$50,983	$38,764
Taxes, including excise tax, paid during the year	$1,533	$956	$1,063
Distributions reinvested	$34,905	$38,983	$52,455

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 120.6% (b)
Abaco Systems Holding Corp. (c) (i)	Industrials	L+6.00% (8.01%), 12/7/2021	$23,215	$23,032	$23,215	1.6%
ABC Financial Intermediate, LLC (j)	Technology	L+4.25% (5.99%), 1/2/2025	14,603	14,550	14,493	1.0%
Accentcare, Inc. (c) (j)	Healthcare	L+5.00% (6.95%), 6/22/2026	13,472	13,347	13,346	0.9%
Acrisure, LLC (i) (j)	Financials	L+4.25% (6.19%), 11/22/2023	20,263	20,255	20,288	1.4%
AHP Health Partners, Inc. (i)	Healthcare	L+4.50% (6.30%), 6/30/2025	19,886	19,739	20,016	1.4%
Aldevron, LLC (i)	Healthcare	L+4.25% (6.19%), 10/13/2026	11,370	11,260	11,484	0.8%
Aleris International, Inc. (j)	Industrials	L+4.75% (6.55%), 2/27/2023	21,095	20,987	21,085	1.4%
Allied Universal Security Services, LLC (j)	Business Services	L+4.25% (6.05%), 7/10/2026	6,066	6,010	6,097	0.4%
Allied Universal Security Services, LLC (j)	Business Services	L+4.25% (6.05%), 7/10/2026	601	601	604	0.0%
Alvogen Pharma US, Inc. (j)	Healthcare	L+4.75% (6.55%), 12/31/2023	12,818	12,767	10,871	0.7%
AM General, LLC (c) (i)	Industrials	L+7.25% (9.31%), 12/28/2021	1,626	1,626	1,626	0.1%
American Greetings Corp. (j)	Consumer	L+4.50% (6.30%), 4/5/2024	1,723	1,698	1,690	0.1%
AMI Entertainment Network, LLC (c) (i)	Media/Entertainment	L+6.00% (7.94%), 7/21/2022	3,667	3,618	3,618	0.3%
AMI Entertainment Network, LLC (c) (i)	Media/Entertainment	L+6.00% (7.94%), 7/21/2022	12,983	12,851	12,809	0.9%
AP Gaming I, LLC (a) (j)	Gaming/Lodging	L+3.50% (5.30%), 2/15/2024	7,621	7,616	7,640	0.5%
AP NMT Acquisition B.V. (a) (j)	Media/Entertainment	L+5.75% (7.84%), 8/13/2021	5,831	5,839	5,842	0.4%
Aq Carver Buyer, Inc. (c) (i)	Business Services	L+5.00% (6.94%), 9/23/2025	9,391	8,656	9,298	0.6%
AqGen Ascensus, Inc. (j)	Business Services	L+4.00% (5.94%), 12/5/2022	9,392	9,383	9,398	0.6%
AqGen Ascensus, Inc. (j)	Business Services	L+4.25% (6.05%), 12/5/2022	7,980	7,923	8,020	0.6%
Arch Global Precision, LLC (c) (i)	Industrials	L+4.75% (6.55%), 4/1/2026	8,660	8,591	8,626	0.6%
Athenahealth, Inc. (j)	Healthcare	L+4.50% (6.40%), 2/11/2026	12,792	12,632	12,840	0.9%
Avaya Holdings Corp. (a) (j)	Technology	L+4.25% (5.99%), 12/16/2024	20,906	20,763	20,477	1.4%
Aveanna Healthcare, LLC (c) (j)	Healthcare	L+5.50% (7.30%), 3/18/2024	6,021	5,807	5,648	0.4%
Aveanna Healthcare, LLC (c) (j)	Healthcare	L+4.25% (6.05%), 3/18/2024	784	746	721	0.0%
Axiom Global, Inc. (c) (i)	Business Services	L+4.75% (6.85%), 10/1/2026	10,974	10,868	10,869	0.7%
BBB Industries, LLC (j)	Transportation	L+4.50% (6.30%), 8/1/2025	11,142	11,100	10,826	0.7%
BCP Raptor, LLC (j)	Energy	L+4.25% (6.05%), 6/24/2024	19,033	18,903	17,511	1.2%
BCP Renaissance, LLC (j)	Energy	L+3.50% (5.44%), 10/31/2024	3,420	3,408	3,022	0.2%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Black Mountain Sand, LLC (c)	Energy	L+9.00% (10.91%), 11/30/2021	$13,050	$12,946	$12,854	0.9%
Black Mountain Sand, LLC (c)	Energy	L+9.00% (11.10%), 11/30/2021	12,606	12,516	12,417	0.9%
BMC Software Finance, Inc. (j)	Technology	L+4.25% (6.05%), 10/2/2025	22,013	21,831	21,741	1.5%
Bomgar Corp. (j)	Technology	L+4.00% (5.93%), 4/18/2025	1,962	1,955	1,911	0.1%
BrightSpring Health Holdings Corp. (j)	Healthcare	L+4.50% (6.21%), 3/5/2026	4,975	4,939	4,997	0.3%
California Resources Corp. (a) (j)	Energy	L+4.75% (6.55%), 12/30/2022	12,259	12,110	10,926	0.7%
CareCentrix, Inc. (i) (j)	Healthcare	L+4.50% (6.44%), 4/3/2025	19,856	19,783	19,807	1.4%
CCW, LLC (c)	Food & Beverage	L+7.00% (8.81%), 3/22/2021	1,300	1,300	1,235	0.1%
CCW, LLC (c) (i)	Food & Beverage	L+7.00% (8.81%), 3/22/2021	26,725	26,608	25,389	1.7%
CDHA Holdings, LLC (c)	Healthcare	L+6.00% (7.95%), 8/24/2023	430	430	430	0.0%
CDHA Holdings, LLC (c)	Healthcare	L+6.00% (7.95%), 8/24/2023	553	546	553	0.0%
CDHA Holdings, LLC (c) (i)	Healthcare	L+6.00% (7.95%), 8/24/2023	15,601	15,430	15,601	1.1%
CDS U.S. Intermediate Holdings, Inc. (a) (i) (j)	Media/Entertainment	L+3.75% (5.69%), 7/8/2022	3,980	3,905	3,775	0.3%
Chloe Ox Parent, LLC (i)	Healthcare	L+4.50% (6.44%), 12/23/2024	11,478	11,394	11,406	0.8%
Clarion Events, Ltd. (a) (j)	Business Services	L+5.00% (6.91%), 9/30/2024	10,393	10,233	10,172	0.7%
Clover Technologies Group, LLC (c) (j)	Industrials	L+6.50% (8.30%), 5/8/2020	8,603	8,598	2,882	0.2%
CLP Health Services, Inc. (i)	Healthcare	L+5.00% (6.80%), 12/31/2026	9,480	9,338	9,409	0.6%
Cold Spring Brewing, Co. (c) (i)	Food & Beverage	L+4.75% (6.55%), 12/19/2025	9,888	9,789	9,789	0.7%
Community Care Health Network, LLC (j)	Healthcare	L+4.75% (6.55%), 2/17/2025	5,076	5,062	4,999	0.3%
CONSOL Energy, Inc. (a) (c) (j)	Industrials	L+4.50% (6.30%), 9/27/2024	4,120	4,102	3,794	0.3%
Conterra Ultra Broadband, LLC (c) (j)	Telecom	L+4.50% (6.30%), 4/30/2026	5,009	4,987	5,009	0.3%
Corfin Industries, LLC (c) (i)	Industrials	L+5.50% (7.43%), 2/15/2024	8,486	8,369	8,486	0.6%
Crown Subsea Communications Holding, Inc. (c) (j)	Industrials	L+6.00% (7.69%), 11/3/2025	3,328	3,300	3,328	0.2%
CRS-SPV, Inc. (c) (o)	Industrials	L+4.50% (6.30%), 3/8/2020	62	62	62	0.0%
Digicel Group, Ltd. (a)	Telecom	8.75%, 5/25/2024	10,607	10,556	10,342	0.7%
Dynasty Acqusition Co., Inc. (j)	Industrials	L+4.00% (5.94%), 4/6/2026	3,871	3,857	3,895	0.3%
Dynasty Acqusition Co., Inc. (j)	Industrials	L+4.00% (5.94%), 4/6/2026	2,081	2,074	2,094	0.1%
Eagle Rx, LLC (c) (i)	Healthcare	L+4.75% (6.44%), 12/31/2021	26,438	26,435	26,438	1.8%
Envision Healthcare Corp. (j)	Healthcare	L+3.75% (5.55%), 10/10/2025	3,970	3,806	3,376	0.2%
Florida Food Products, LLC (c)	Food & Beverage	L+6.75% (8.55%), 9/6/2023	1,416	1,416	1,399	0.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Florida Food Products, LLC (c) (i)	Food & Beverage	L+6.75% (8.55%), 9/6/2025	$22,114	$21,666	$21,849	1.5%
Foresight Energy, LLC (c) (j)	Industrials	L+5.75% (7.66%), 3/28/2022	5,919	5,888	2,721	0.2%
Frontier Communications Corp.	Telecom	8.00%, 4/1/2027	15,332	15,341	16,054	1.1%
Frontier Communications Corp. (j)	Telecom	L+3.75% (5.55%), 6/17/2024	9,819	9,643	9,853	0.7%
Gold Standard Baking, Inc. (c) (l)	Food & Beverage	L+6.50% (8.50%), 7/25/2022	3,049	2,273	1,220	0.1%
Green Energy Partners/Stonewall, LLC (c) (j)	Energy	L+5.50% (7.44%), 11/15/2021	1,000	998	922	0.1%
Green Energy Partners/Stonewall, LLC (j)	Energy	L+5.50% (7.44%), 11/15/2021	1,324	1,322	1,221	0.1%
HC2 Holdings, Inc. (c)	Industrials	11.50%, 12/1/2021	10,796	10,706	10,353	0.7%
HireRight, Inc. (i)	Business Services	L+3.75% (5.55%), 7/11/2025	2,955	2,933	2,927	0.2%
ICR Operations, LLC (c)	Business Services	L+5.00% (6.94%), 3/26/2024	98	96	98	0.0%
ICR Operations, LLC (c) (i)	Business Services	L+5.00% (6.94%), 3/26/2025	17,321	17,055	17,321	1.2%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+5.75% (7.68%), 7/31/2024	46	46	45	0.0%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+5.75% (7.54%), 7/31/2023	161	161	158	0.0%
Ideal Tridon Holdings, Inc. (c) (i)	Industrials	L+5.75% (7.70%), 7/31/2024	837	822	822	0.1%
Ideal Tridon Holdings, Inc. (c) (i)	Industrials	L+5.75% (7.68%), 7/31/2023	28,549	28,216	28,036	1.9%
IDERA, Inc. (j)	Technology	L+4.50% (6.30%), 6/28/2024	2,095	2,089	2,099	0.1%
Integral Ad Science, Inc. (c) (l)	Software/Services	L+7.25% (9.05%), 7/19/2024	15,302	15,070	15,302	1.1%
Integrated Efficiency Solutions, Inc. (c)	Industrials	L+10.25% (12.19%), 6/30/2022	3,658	3,658	3,344	0.2%
Intelsat Jackson Holdings, SA (a) (j)	Telecom	L+4.50% (6.43%), 1/2/2024	10,000	10,178	10,070	0.7%
Internap Corp. (c) (i) (l)	Business Services	L+7.00% (8.79%), 4/6/2022	11,789	11,779	7,533	0.5%
International Cruise & Excursions, Inc. (c) (i)	Business Services	L+5.25% (7.05%), 6/6/2025	5,001	4,958	5,002	0.3%
IPC Corp. (c) (j)	Software/Services	L+4.50% (6.43%), 8/6/2021	3,784	3,757	3,126	0.2%
Iri Holdings, Inc. (c) (j)	Business Services	L+4.50% (6.30%), 12/1/2025	4,950	4,908	4,826	0.3%
K2 Intelligence Holdings, Inc. (c) (i)	Business Services	L+4.75% (6.69%), 9/23/2024	11,667	11,446	11,445	0.8%
Kahala Ireland OpCo Designated Activity Company (a) (c) (l) (o)	Transportation	L+8.00% (13.00%), 12/22/2028	105,549	105,549	105,549	7.2%
Kaman Distribution Corp. (c) (i)	Industrials	L+5.00% (6.94%), 8/26/2026	21,498	19,650	20,853	1.4%
Kissner Milling Co., Ltd. (a)	Industrials	8.38%, 12/1/2022	11,294	11,514	11,802	0.8%
Lakeland Tours, LLC (i) (j)	Education	L+4.25% (6.15%), 12/16/2024	10,210	10,148	10,171	0.7%
Lakeview Health Holdings, Inc. (c) (l) (t)	Healthcare	9.75%, 12/15/2021	129	124	54	0.0%
Lakeview Health Holdings, Inc. (c) (l) (t)	Healthcare	9.75%, 12/15/2021	3,756	2,671	1,582	0.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
LightSquared, LP (l)	Telecom	L+8.75% (10.85%), 12/7/2020	$12,376	$11,812	$7,921	0.5%
Lionbridge Technologies, Inc. (c) (i)	Business Services	L+6.25% (8.04%), 12/20/2025	10,344	10,241	10,241	0.7%
MCS Acquisition Corp. (c)	Business Services	L+4.75% (6.64%), 5/20/2024	14,009	13,971	6,024	0.4%
MED Parentco, LP (j)	Healthcare	L+4.25% (6.05%), 8/31/2026	306	306	305	0.0%
MED Parentco, LP (j)	Healthcare	L+4.25% (6.05%), 8/31/2026	5,745	5,690	5,736	0.4%
Medallion Midland Acquisition, LP (j)	Energy	L+3.25% (5.05%), 10/30/2024	4,361	4,353	4,306	0.3%
Medical Depot Holdings, Inc. (c) (i) (l)	Healthcare	L+7.50% (9.44%), 1/3/2023	18,850	17,981	14,175	1.0%
MGTF Radio Company, LLC (c) (o)	Media/Entertainment	L+6.00% (7.80%), 4/1/2024	57,974	57,831	54,171	3.7%
Micross Solutions, LLC (c)	Software/Services	L+5.00% (6.72%), 8/7/2023	3,065	2,955	3,065	0.2%
Midwest Can Company, LLC (c) (i)	Paper & Packaging	L+5.00% (6.81%), 4/11/2024	4,622	4,589	4,622	0.3%
Miller Environmental Group, Inc. (c) (i)	Business Services	P+5.50% (10.25%), 3/15/2024	10,589	10,378	10,377	0.7%
Miller Environmental Group, Inc. (c) (i)	Business Services	L+6.50% (8.63%), 3/15/2024	11,579	11,385	11,371	0.8%
MLN US Holdco, LLC (a) (j)	Technology	L+4.50% (6.19%), 11/28/2025	10,675	10,645	10,061	0.7%
Monitronics International, Inc. (c)	Business Services	L+6.50% (8.30%), 3/29/2024	7,575	7,589	6,541	0.5%
Montreign Operating Company, LLC (c)	Gaming/Lodging	L+8.25% (10.16%), 1/24/2023	26,681	26,425	23,559	1.6%
Mood Media Corp. (c)	Media/Entertainment	L+7.25% (9.19%), 6/28/2022	704	691	662	0.0%
Mood Media Corp. (c) (i)	Media/Entertainment	L+7.25% (9.19%), 6/28/2022	13,168	13,025	12,378	0.9%
Murray Energy Holdings, Co. (c)	Industrials	L+11.00% (13.00%), 7/31/2020	1,671	1,631	1,667	0.1%
Murray Energy Holdings, Co. (j) (t)	Industrials	L+7.25% (9.19%), 10/17/2022	9,184	9,071	1,870	0.1%
Muth Mirror Systems, LLC (c) (i)	Technology	L+5.25% (7.39%), 4/23/2025	15,778	15,498	15,509	1.1%
National Technical Systems, Inc. (c) (i)	Business Services	L+6.25% (7.94%), 6/14/2021	17,469	17,422	16,770	1.1%
Navitas Midstream Midland Basin, LLC (c) (j)	Energy	L+4.50% (6.30%), 12/13/2024	13,326	13,305	12,977	0.9%
New Amsterdam Software Bidco, LLC (c) (i)	Technology	L+5.00% (6.80%), 5/1/2026	6,134	6,023	6,023	0.4%
New Star Metals, Inc. (c) (i)	Industrials	L+6.00% (7.95%), 6/29/2023	22,692	22,284	22,692	1.6%
NexSteppe, Inc. (c) (l) (o) (t)	Chemicals	12.00%, 3/31/2020	15,285	10,453	—	—%
NexSteppe, Inc. (c) (l) (o) (t)	Chemicals	12.00%, 3/31/2020	2,269	1,750	—	—%
NN, Inc. (a) (j)	Industrials	L+5.25% (7.05%), 10/19/2022	9,889	9,394	9,691	0.7%
Norvax, LLC (c)	Business Services	L+6.50% (8.41%), 9/12/2025	11,489	11,212	11,214	0.8%
NTM Acquisition Corp. (c) (i)	Media/Entertainment	L+6.25% (8.05%), 6/7/2022	22,999	22,861	22,999	1.6%
Office Depot, Inc. (a) (j)	Retail	L+5.25% (7.04%), 11/8/2022	4,947	4,889	4,984	0.3%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
ORG Chemical Holdings, LLC (c) (g) (l)	Chemicals	L+7.75% (9.70%), 6/30/2022	$3,420	$3,420	$3,420	0.2%
ORG Chemical Holdings, LLC (c) (i) (l)	Chemicals	L+7.75% (9.70%), 6/30/2022	3,730	3,695	3,730	0.3%
ORG GC Holdings, LLC (c) (i)	Business Services	L+6.75% (8.70%), 7/31/2022	21,624	21,457	20,932	1.4%
PeopLease Holdings, LLC (c) (i)	Business Services	L+9.62% (11.57%), 2/26/2021	20,000	19,953	19,800	1.4%
PGX Holdings, Inc. (c) (j)	Consumer	L+5.25% (7.05%), 9/29/2020	11,820	11,807	8,416	0.6%
Planet Equity Group, LLC (c) (i)	Business Services	L+5.25% (7.18%), 11/18/2025	14,941	14,721	14,717	1.0%
PlayPower, Inc. (c) (i)	Industrials	L+5.50% (7.46%), 5/8/2026	26,385	26,025	26,385	1.8%
Premier Dental Services, Inc. (i) (j)	Healthcare	L+5.25% (7.05%), 6/30/2023	32,354	32,196	32,313	2.2%
Premier Global Services, Inc. (c) (j)	Telecom	L+6.50% (8.40%), 6/8/2023	8,578	8,382	5,284	0.4%
PSKW, LLC (c)	Healthcare	L+7.68% (9.63%), 11/26/2021	17,750	17,637	17,750	1.2%
PSKW, LLC (c)	Healthcare	L+7.68% (9.63%), 11/25/2021	1,972	1,954	1,972	0.1%
PSKW, LLC (c)	Healthcare	L+7.68% (9.63%), 11/25/2021	1,930	1,919	1,930	0.1%
PSKW, LLC (c) (i)	Healthcare	L+4.25% (6.19%), 11/26/2021	1,162	1,159	1,162	0.1%
PT Network, LLC (c) (i) (l)	Healthcare	L+7.50% (9.44%), 11/30/2023	16,780	16,702	15,052	1.0%
Questex, Inc. (c)	Media/Entertainment	L+5.00% (6.91%), 9/9/2024	689	689	689	0.0%
Questex, Inc. (c) (i)	Media/Entertainment	L+5.00% (6.89%), 9/9/2024	15,989	15,739	15,989	1.1%
Red River Technology, LLC (c) (i)	Business Services	L+5.00% (6.94%), 8/30/2024	23,669	23,340	23,337	1.6%
Reddy Ice Corp. (c) (i)	Food & Beverage	L+5.50% (7.60%), 7/1/2025	19,540	19,003	19,003	1.3%
Regionalcare Hospital Partners Holdings, Inc. (j)	Healthcare	L+4.50% (6.30%), 11/14/2025	19,850	19,521	19,994	1.4%
Resco Products, Inc. (c)	Industrials	L+6.25% (8.05%), 3/7/2020	10,000	10,000	9,200	0.6%
Safety Products/JHC Acquisition Corp. (c) (j)	Industrials	L+4.50% (6.30%), 6/28/2026	958	958	937	0.1%
Safety Products/JHC Acquisition Corp. (c) (j)	Industrials	L+4.50% (6.30%), 6/28/2026	17,717	17,564	17,341	1.2%
Schenectady International Group, Inc. (j)	Chemicals	L+4.75% (6.79%), 10/15/2025	19,593	19,164	19,446	1.3%
SFR Group, SA (a) (i)	Telecom	L+3.69% (5.43%), 2/2/2026	14,962	14,926	14,962	1.0%
SFR Group, SA (a) (i) (j)	Telecom	L+4.00% (5.74%), 8/14/2026	12,967	12,862	12,978	0.9%
Shields Health Solutions Holdings, LLC (c) (i)	Healthcare	L+5.00% (6.80%), 8/19/2026	6,963	6,896	6,897	0.5%
SitusAMC Holdings Corp. (c) (i)	Financials	L+4.75% (6.55%), 6/30/2025	8,486	8,369	8,371	0.6%
Skillsoft Corp. (j)	Technology	L+4.75% (6.95%), 4/28/2021	15,001	14,378	11,469	0.8%
Squan Holding Corp. (c) (l)	Telecom	L+7.00% (8.95%), 6/30/2020	16,276	16,123	13,835	1.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
SSH Group Holdings, Inc. (j)	Education	L+4.25% (6.19%), 7/30/2025	$10,736	$10,704	$10,776	0.7%
Subsea Global Solutions, LLC (c)	Business Services	L+7.00% (9.06%), 3/29/2023	388	388	381	0.0%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (9.00%), 3/29/2023	2,392	2,302	2,344	0.2%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (9.00%), 3/29/2023	8,327	8,219	8,168	0.6%
Tax Defense Network, LLC (c) (l) (p) (t)	Consumer	L+6.00% (10.00%), 4/30/2020	5,257	3,833	1,262	0.1%
Tax Defense Network, LLC (c) (l) (p) (t)	Consumer	L+6.00% (10.00%), 4/30/2020	29,616	21,646	7,108	0.5%
Tax Defense Network, LLC (c) (l) (p) (t)	Consumer	L+10.00% (10.00%), 4/30/2020	2,357	2,357	2,357	0.2%
The Dun & Bradstreet Corp. (j)	Business Services	L+5.00% (6.79%), 2/6/2026	10,000	9,825	10,079	0.7%
TIBCO Software, Inc. (j)	Technology	L+4.00% (5.71%), 6/30/2026	4,988	4,988	5,005	0.3%
Tillamook Country Smoker, LLC (c)	Food & Beverage	L+5.75% (7.85%), 5/19/2022	1,078	1,078	1,054	0.1%
Tillamook Country Smoker, LLC (c) (i)	Food & Beverage	L+5.75% (7.65%), 5/19/2022	10,090	10,018	9,858	0.7%
Tivity Health, Inc. (a) (j)	Healthcare	L+5.25% (7.05%), 3/6/2026	4,396	4,299	4,396	0.3%
Tivity Health, Inc. (a) (j)	Healthcare	L+4.25% (6.05%), 3/8/2024	1,641	1,627	1,641	0.1%
Trademark Global, LLC (c)	Consumer	L+6.00% (7.80%), 4/28/2023	2,067	2,067	2,067	0.1%
Traverse Midstream Partners, LLC (j)	Energy	L+4.00% (5.80%), 9/27/2024	16,222	15,847	14,568	1.0%
Trilogy International Partners, LLC (a)	Telecom	8.88%, 5/1/2022	14,875	14,837	13,983	1.0%
University of St. Augustine Acquisition Corp. (c) (i)	Education	L+4.25% (6.05%), 2/2/2026	24,004	23,482	23,524	1.6%
Veritext Corp. (i)	Business Services	L+3.75% (5.69%), 8/1/2025	4,975	4,975	4,955	0.3%
Vertex Aerospace Services Corp. (i)	Industrials	L+4.50% (6.30%), 6/30/2025	8,726	8,692	8,753	0.6%
Von Drehle Corp. (c) (i) (l)	Paper & Packaging	L+11.50% (13.44%), 3/6/2023	26,856	26,595	25,164	1.7%
Vyaire Medical, Inc. (c) (j)	Healthcare	L+4.75% (6.84%), 4/16/2025	8,850	8,580	7,611	0.5%
WaterBridge Midstream Operating, LLC (j)	Energy	L+5.75% (7.83%), 6/22/2026	11,834	11,572	11,613	0.8%
WMK, LLC (c)	Business Services	L+5.75% (7.49%), 9/5/2025	1,910	1,903	1,910	0.1%
WMK, LLC (c)	Business Services	L+5.75% (7.44%), 9/5/2024	1,134	1,134	1,134	0.1%
WMK, LLC (c) (i)	Business Services	L+5.75% (7.49%), 9/5/2025	20,180	19,853	20,180	1.4%
Xplornet Communications, Inc. (a) (i) (j)	Telecom	L+4.00% (5.94%), 9/9/2021	15,679	15,645	15,699	1.1%
YummyEarth, Inc. (c)	Food & Beverage	L+7.00% (8.91%), 8/1/2025	2,626	2,625	2,626	0.2%
Sub Total Senior Secured First Lien Debt				$1,862,228	$1,764,292	120.6%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Senior Secured Second Lien Debt - 21.0% (b)
Accentcare, Inc. (c) (i)	Healthcare	L+8.75% (10.70%), 6/21/2027	$17,795	$17,380	$17,366	1.2%
Anchor Glass Container Corp. (c)	Paper & Packaging	L+7.75% (9.46%), 12/6/2024	20,000	19,845	10,400	0.7%
Astro AB Merger Sub, Inc. (a) (i)	Financials	L+7.50% (9.43%), 4/28/2023	7,758	7,758	7,719	0.5%
Asurion Corp. (i) (j)	Business Services	L+6.50% (8.30%), 8/4/2025	18,734	18,866	18,949	1.3%
Avatar Purchaser, Inc. (c) (j)	Software/Services	L+7.50% (9.49%), 11/17/2025	11,716	11,458	11,716	0.8%
Aveanna Healthcare, LLC (c)	Healthcare	L+8.00% (9.80%), 3/17/2025	15,000	14,852	13,650	0.9%
Baker Hill Acquisition, LLC (c)	Financials	L+11.00% (13.09%), 3/22/2021	3,017	1,508	1,584	0.1%
Baker Hill Acquisition, LLC (c)	Financials	L+11.00% (13.09%), 3/22/2021	447	416	447	0.0%
Boston Market Corp. (c)	Food & Beverage	L+4.50% (6.51%), 1/9/2021	3,691	3,691	3,691	0.3%
Boston Market Corp. (c)	Food & Beverage	L+8.25% (10.19%), 1/18/2021	26,259	24,260	8,534	0.6%
Boston Market Corp. (c)	Food & Beverage	L+4.50% (6.59%), 1/9/2021	923	923	923	0.1%
BrandMuscle Holdings, Inc. (c)	Business Services	L+8.50% (10.60%), 6/1/2022	24,500	24,317	24,500	1.7%
Carlisle FoodService Products, Inc. (c) (i)	Consumer	L+7.75% (9.55%), 3/20/2026	10,719	10,552	10,719	0.7%
CDS U.S. Intermediate Holdings, Inc. (a) (c)	Media/Entertainment	L+8.25% (10.19%), 7/10/2023	9,177	8,946	7,846	0.5%
Constellis Holdings, LLC (c) (t)	Business Services	L+9.00% (10.93%), 4/21/2025	1,117	1,117	56	0.0%
Dentalcorp Perfect Smile, ULC (a) (c)	Healthcare	L+7.50% (9.30%), 6/8/2026	10,139	10,056	10,139	0.7%
Dimora Brands, Inc. (c)	Consumer	L+8.50% (10.30%), 8/25/2025	4,464	4,463	4,464	0.3%
Edelman Financial Services, LLC (a) (j)	Financials	L+6.75% (8.54%), 7/20/2026	6,764	6,736	6,730	0.5%
Hyland Software, Inc. (c) (i)	Technology	L+7.00% (8.80%), 7/7/2025	6,904	6,930	6,904	0.5%
ICP Industrial, Inc. (c)	Chemicals	L+8.25% (10.04%), 5/3/2024	5,588	5,587	5,588	0.4%
KidKraft, Inc. (c) (l)	Consumer	12.00%, 3/31/2022	6,373	6,316	5,149	0.4%
MLN US Holdco, LLC (a) (c) (i)	Technology	L+8.75% (10.44%), 11/30/2026	3,000	2,948	2,452	0.2%
Northstar Financial Services Group, LLC (c)	Financials	L+7.50% (9.30%), 5/25/2026	2,666	2,656	2,666	0.2%
PetVet Care Centers, LLC (c)	Healthcare	L+6.25% (8.05%), 2/13/2026	3,539	3,525	3,539	0.2%
PI US Holdco III, Ltd. (a) (c)	Financials	L+7.25% (9.05%), 12/22/2025	6,696	6,645	6,562	0.5%
ProAmpac, LLC (c)	Paper & Packaging	L+8.50% (10.40%), 11/18/2024	3,352	3,351	3,352	0.2%
Project Boost Purchaser, LLC	Business Services	L+8.00% (9.80%), 5/31/2027	1,848	1,848	1,848	0.1%
QuickBase, Inc. (c)	Technology	L+8.00% (9.71%), 4/2/2027	7,484	7,348	7,349	0.5%
Recess Holdings, Inc. (c) (i)	Industrials	L+7.75% (9.55%), 9/29/2025	15,008	14,841	15,008	1.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
Renaissance Holding Corp. (c)	Software/Services	L+7.00% (8.80%), 5/29/2026		$8,456	$8,320	$8,123	0.6%
River Cree Enterprises, LP (a) (c) (m)	Gaming/Lodging	10.00%, 5/17/2025	CAD	21,275	16,427	16,378	1.1%
SCA Pharmaceuticals, LLC (c)	Healthcare	L+9.00% (10.94%), 12/16/2020		2,235	2,194	2,056	0.1%
SSH Group Holdings, Inc. (c) (i)	Education	L+8.25% (10.19%), 7/30/2026		10,122	10,039	10,122	0.7%
St. Croix Hospice Acquisition Corp. (c)	Healthcare	L+8.75% (10.55%), 3/29/2024		2,056	1,983	2,056	0.1%
TierPoint, LLC (c)	Business Services	L+7.25% (9.05%), 5/5/2025		5,334	5,298	5,014	0.3%
Travelpro Products, Inc. (a) (c) (l)	Consumer	13.00%, 11/1/2022		2,405	2,404	2,405	0.2%
Travelpro Products, Inc. (a) (c) (l) (m)	Consumer	13.00%, 11/21/2022	CAD	2,786	2,137	2,145	0.1%
US Salt, LLC (c) (i)	Industrials	L+8.63% (10.42%), 1/18/2027		26,968	26,197	26,968	1.9%
Vantage Mobility International, LLC (c) (l) (p) (t)	Transportation	L+6.00% (7.80%), 6/30/2023		2,883	2,743	2,883	0.2%
Vital Proteins, LLC (c) (l)	Consumer	12.00%, 5/16/2022		8,628	8,485	8,478	0.6%
Sub Total Senior Secured Second Lien Debt					$335,366	$306,478	21.0%

Subordinated Debt - 7.4% (b)
AHP Health Partners, Inc.	Healthcare	9.75%, 7/15/2026		$6,589	$6,511	$7,257	0.5%
Captek Softgel International, Inc. (c) (l) (t)	Health/Fitness	11.50%, 1/30/2023		7,099	7,071	5,324	0.4%
Community Intervention Services, Inc. (c) (l) (t)	Healthcare	13.00%, 1/29/2021		6,074	—	—	—%
Del Real, LLC (c)	Food & Beverage	11.00%, 4/1/2023		3,129	2,998	2,641	0.2%
Dyno Acquiror, Inc. (c) (l)	Consumer	12.00%, 8/1/2020		1,074	1,074	1,074	0.1%
HemaSource, Inc. (c) (x)	Healthcare	11.00%, 1/1/2024		2,235	2,152	2,156	0.1%
HTC Borrower, LLC (c) (l)	Consumer	13.00%, 9/1/2020		5,410	5,326	5,410	0.4%
Iridium Communications, Inc.	Telecom	10.25%, 4/15/2023		3,536	3,536	3,794	0.3%
Park Ave RE Holdings, LLC (c) (l) (o) (w)	Financials	13.00%, 12/31/2021		37,237	37,237	37,237	2.5%
PCX Aerostructures, LLC (c) (l) (p)	Industrials	6.00%, 8/9/2021		7,878	6,065	5,908	0.4%
RMP Group, Inc. (c) (l)	Financials	11.50%, 9/1/2022		2,299	2,240	2,300	0.2%
Siena Capital Finance, LLC (c) (o)	Financials	12.50%, 8/16/2021		22,500	22,492	22,500	1.5%
Xplornet Communications, Inc. (a) (c)	Telecom	9.63%, 6/1/2022		12,304	12,304	12,550	0.8%
Sub Total Subordinated Debt					$109,006	$108,151	7.4%

Collateralized Securities - 7.4% (b)
Collateralized Securities - Debt Investment
Anchorage Credit Opportunities CLO, LLC 19-1A D (a) (c)	Diversified Investment Vehicles	L+5.10% (7.01%), 1/20/2032		$3,000	$2,885	$2,885	0.2%
Avery Point CLO, Ltd. 15-6A E1 (a) (c)	Diversified Investment Vehicles	L+5.50% (7.39%), 8/6/2027		3,500	3,156	3,156	0.2%
Babson CLO, Ltd. 19-4A E (a) (c)	Diversified Investment Vehicles	L+7.39% (9.29%), 1/15/2033		1,500	1,395	1,395	0.1%
Crown Point CLO, Ltd. 2019-8A E (a) (c)	Diversified Investment Vehicles	L+7.10% (9.12%), 10/20/2032		6,000	5,708	5,853	0.4%
Dryden Senior Loan Fund 17-49A E (a) (c)	Diversified Investment Vehicles	L+6.30% (8.30%), 7/18/2030		3,000	2,890	2,890	0.2%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Dryden Senior Loan Fund 2014-36A ER2 (a) (c)	Diversified Investment Vehicles	L+6.88% (8.87%), 4/15/2029	$2,000	$1,947	$1,975	0.1%
KKR Financial CLO, Ltd. 27A E (a) (c)	Diversified Investment Vehicles	L+6.90% (8.82%), 10/15/2032	1,250	1,189	1,211	0.1%
LCM, Ltd. Partnership 16A ER2 (a) (c)	Diversified Investment Vehicles	L+6.38% (8.38%), 10/15/2031	2,500	2,307	2,307	0.2%
Madison Park Funding, Ltd. 16-21A DR (a) (c)	Diversified Investment Vehicles	L+7.56% (9.39%), 10/15/2032	2,000	1,881	1,881	0.1%
Madison Park Funding, Ltd. 19-35A E (a) (c)	Diversified Investment Vehicles	L+6.75% (8.72%), 4/20/2031	2,000	1,945	1,945	0.1%
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (p)	Diversified Investment Vehicles	L+11.00% (12.94%), 4/25/2031	4,750	4,550	4,612	0.3%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (p)	Diversified Investment Vehicles	L+7.50% (9.47%), 1/20/2027	10,728	9,586	9,209	0.6%
OCP CLO, Ltd. 14-5A DR (a) (c)	Diversified Investment Vehicles	L+5.70% (7.64%), 4/26/2031	2,200	2,060	2,060	0.1%
OCP CLO, Ltd. 2019-17A E (a) (c)	Diversified Investment Vehicles	L+6.66% (8.79%), 7/20/2032	3,000	2,913	2,946	0.2%
Pikes Peak CLO 19-3A E (a) (c)	Diversified Investment Vehicles	L+6.86% (8.80%), 4/25/2030	3,000	2,849	2,849	0.2%
Sound Point CLO, Ltd. 19-3A E (a) (c)	Diversified Investment Vehicles	L+7.31% (9.41%), 10/25/2032	3,000	2,912	2,972	0.2%
Sound Point CLO, Ltd. 2015-3A ER (a) (c)	Diversified Investment Vehicles	L+5.25% (7.22%), 1/20/2028	2,000	1,881	1,915	0.1%
Symphony CLO, Ltd. 2012-9A ER2 (a) (c)	Diversified Investment Vehicles	L+6.95% (8.95%), 7/16/2032	3,000	2,942	2,972	0.2%
TCW CLO 2019-1 AMR, Ltd. 19-1A F (a) (c)	Diversified Investment Vehicles	L+8.67% (10.58%), 2/15/2029	2,500	2,396	2,396	0.2%
Vibrant CLO, Ltd. 2016-4A DR (a) (c)	Diversified Investment Vehicles	L+4.33% (6.30%), 7/20/2032	3,000	2,913	2,947	0.2%
Whitehorse, Ltd. 2014-1A E (a) (c) (p)	Diversified Investment Vehicles	L+4.55% (6.46%), 5/1/2026	8,000	7,717	7,054	0.5%
Zais CLO 13, Ltd. 19-13A D1 (a) (c)	Diversified Investment Vehicles	L+4.52% (6.60%), 7/15/2032	3,000	2,854	2,908	0.2%
Collateralized Securities - Equity Investment (n)
CVP Cascade CLO, Ltd. 2013-CLO1 Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 1/16/2026	$3,243	$106	$24	0.0%
CVP Cascade CLO, Ltd. 2014-2A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 7/18/2026	3,755	463	38	0.0%
Figueroa CLO, Ltd. 2014-1A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 1/15/2027	2,986	597	67	0.0%
MidOcean Credit CLO 2013-2A INC (a) (c) (p) (v)	Diversified Investment Vehicles	0.76%, 1/29/2025	37,600	16,815	11,835	0.8%
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	16.56%, 7/25/2025	31,603	19,353	19,697	1.4%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (p) (v)	Diversified Investment Vehicles	21.81%, 1/20/2027	31,575	7,298	6,607	0.5%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 3/20/2025	1,970	263	—	—%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p)	Diversified Investment Vehicles	10.44%, 5/1/2026	1,886	134	35	0.0%
Whitehorse, Ltd. 2014-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 5/1/2026	36,000	6,965	286	0.0%
Sub Total Collateralized Securities				$122,870	$108,927	7.4%

Equity/Other - 17.7% (b) (d)
Aden & Anais Holdings, Inc. (c) (e) (x)	Retail		4,470	$—	$—	—%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Answers Corp. (c) (p)	Media/Entertainment		908,911	$11,361	$727	0.0%
Avaya Holdings Corp. (a) (e) (s)	Technology		187,660	2,979	2,533	0.2%
Baker Hill Acquisition, LLC (c) (e)	Financials		22,653	—	—	—%
Boston Market Corp. (c) (e) (u)	Food & Beverage		160,327	—	—	—%
Capstone Nutrition Development, LLC (c) (e) (p) (u)	Consumer		47,883	4,788	4,788	0.3%
Captek Softgel International, Inc. (c) (e) (x)	Health/Fitness		8,498	942	—	—%
CRD Holdings, LLC (a) (c) (o) (u)	Energy	9.00%	52,285,603	28,066	28,943	2.0%
CRS-SPV, Inc. (c) (e) (o)	Industrials		246	2,219	2,221	0.2%
Danish CRJ, Ltd. (a) (c) (e) (p) (r)	Transportation		5,002	—	—	—%
Data Source Holdings, LLC (c) (e)	Business Services		10,617	140	93	0.0%
Del Real, LLC (c) (e) (u)	Food & Beverage		670,510	382	—	—%
Dyno Acquiror, Inc. (c) (e)	Consumer		134,102	58	80	0.0%
HemaSource, Inc. (c) (e) (x)	Healthcare		223,503	168	101	0.0%
ICP Industrial, Inc. (c) (e)	Chemicals		288	279	380	0.0%
Integrated Efficiency Solutions, Inc. (c) (e)	Industrials		53,215	56	—	—%
Integrated Efficiency Solutions, Inc. (c) (e)	Industrials		2,975	3	—	—%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (h) (o)	Transportation		1	—	57,226	3.9%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (h) (o)	Transportation		3,250,000	2,795	3,250	0.2%
Kahala US OpCo, LLC (a) (c) (e) (k) (o)	Transportation	13.00%	4,413,472	—	—	—%
K-Square Restaurant Partners, LP (c) (e) (x)	Food & Beverage		447	175	—	—%
Lakeview Health Holdings, Inc. (c) (e)	Healthcare		447	—	—	—%
MGTF Holdco, LLC (c) (e) (o) (u)	Media/Entertainment		330,000	—	—	—%
MIC Holding, LLC (c) (e)	Consumer		30,000	3,750	3,822	0.3%
MIC Holding, LLC (c) (e)	Consumer		1,470	3,687	4,520	0.3%
Micross Solutions, LLC (c) (e)	Software/Services		442,430	223	1,040	0.1%
Mood Media Corp. (c) (e)	Media/Entertainment		121,021	27	—	—%
Motor Vehicle Software Corp. (c) (e) (x)	Business Services		223,503	318	268	0.0%
NexSteppe, Inc. (c) (e) (o)	Chemicals		237,239,694	737	—	—%
NMFC Senior Loan Program I, LLC (a) (o)	Diversified Investment Vehicles		50,000	50,000	47,310	3.2%
Nomacorc, LLC (c) (e) (u)	Industrials		356,816	56	143	0.0%
Park Ave RE Holdings, LLC (c) (e) (o) (w)	Financials		719	2,842	11,133	0.8%
PCX Aerostructures, LLC (c) (e) (p)	Industrials		27,250	—	—	—%
PCX Aerostructures, LLC (c) (e) (p)	Industrials		315	—	—	—%
PCX Aerostructures, LLC (c) (e) (p)	Industrials		1,356	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (p)	Diversified Investment Vehicles		8,739	8,739	8,707	0.6%
PT Network, LLC (c) (e) (u)	Healthcare		3	—	—	—%
RMP Group, Inc. (c) (e) (u)	Financials		223	164	274	0.0%
RockYou, Inc. (c) (e)	Media/Entertainment		15,105	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Schweiger Dermatology Group, LLC (c) (e) (u)	Healthcare		265,024	$—	$—	—%
Siena Capital Finance, LLC (c) (o)	Financials		35,839,400	36,537	36,915	2.5%
Smile Brands, Inc. (c) (e)	Healthcare		712	815	1,101	0.1%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
Squan Holding Corp. (c) (e)	Telecom		8,962	—	—	—%
St. Croix Hospice Acquisition Corp. (c) (e)	Healthcare		112	—	31	0.0%
St. Croix Hospice Acquisition Corp. (c) (e)	Healthcare		112	64	134	0.0%
SYNACOR, Inc. (e) (s)	Technology		59,785	—	91	0.0%
Tap Rock Resources, LLC (c) (e) (g) (p) (u)	Energy		20,672,210	20,672	20,879	1.4%
Tax Advisors Group, LLC (c) (e) (u)	Financials		86	609	755	0.1%
Tax Defense Network, LLC (c) (e) (p)	Consumer		633,382	—	—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	—%
Team Waste, LLC (c) (e) (p) (u)	Industrials		111,752	2,235	2,235	0.2%
Tennenbaum Waterman Fund, LP (a) (p)	Diversified Investment Vehicles		10,000	10,000	9,841	0.7%
THL Credit Greenway Fund II, LLC (a) (p)	Diversified Investment Vehicles		5,048	5,048	2,554	0.2%
Travelpro Products, Inc. (a) (c) (e)	Consumer		447,007	506	581	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		39,769	132	21	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		99,236	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		223	35	9	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		4,206	31	15	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		490	490	640	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		139	139	278	0.0%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		1,468,221	—	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		391,131	—	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		3,139,625	3,140	942	0.1%
Women's Marketing, Inc. (c) (e)	Media/Entertainment		3,643	—	—	—%
World Business Lenders, LLC (c) (e)	Financials		922,669	3,750	3,755	0.3%
WPNT, LLC (c) (e) (o) (u)	Media/Entertainment		330,000	—	—	—%
WSO Holdings, LP (c) (e)	Food & Beverage		698	279	—	—%
Wythe Will Tzetzo, LLC (c) (e) (u)	Food & Beverage		22,312	301	—	—%
YummyEarth, Inc. (c) (e)	Food & Beverage		223	—	—	—%
Sub Total Equity/Other				$210,172	$258,336	17.7%

TOTAL INVESTMENTS - 174.1% (b)				$2,639,642	$2,546,184	174.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

Forward foreign currency contracts:

Counterparty	Contract to Deliver	In Exchange For	Maturity Date	Unrealized Depreciation
Goldman Sachs International	CAD 21,807	$16,359	1/10/2020	$(388)
_____________

(a)
All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Qualifying assets represent 75.9% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.

(b)	Percentages are based on net assets as of December 31, 2019.

(c)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).

(d)	All amounts are in thousands except share amounts.

(e)	Non-income producing at December 31, 2019.

(f)	The Company has various unfunded commitments to portfolio companies. Please refer to Note 7 - Commitments and Contingencies for details of these unfunded commitments.

(g)	The commitment related to this investment is discretionary.

(h)
The Company's investment is held through the consolidated subsidiaries, Kahala Aviation Holdings, LLC and Kahala LuxCo S.A.R.L, which own 100% of the equity of the operating company, Kahala Ireland OpCo Designated Activity Company.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

(l)	For the year ended December 31, 2019, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind (“PIK”):
December 31, 2019

Portfolio Company	Investment Type	Cash	PIK	All-in Rate	PIK earned for the year ended December 31, 2019
Gold Standard Baking, Inc.	Senior Secured First Lien Debt	6.50%	2.00%	8.50%	$81
Integral Ad Science, Inc.	Senior Secured First Lien Debt	7.80%	1.25%	9.05%	182
Internap Corp.	Senior Secured First Lien Debt	8.04%	0.75%	8.79%	56
Kahala Ireland OpCo Designated Activity Company	Senior Secured First Lien Debt	13.00%	—%	13.00%	—
Lakeview Health Holdings, Inc.	Senior Secured First Lien Debt	—%	9.75%	9.75%	—
Lakeview Health Holdings, Inc.	Senior Secured First Lien Debt	—%	9.75%	9.75%	—
LightSquared, LP	Senior Secured First Lien Debt	—%	10.85%	10.85%	1,478
Medical Depot Holdings, Inc.	Senior Secured First Lien Debt	7.44%	2.00%	9.44%	93
NexSteppe, Inc.	Senior Secured First Lien Debt	—%	12.00%	12.00%	—
NexSteppe, Inc.	Senior Secured First Lien Debt	—%	12.00%	12.00%	—
ORG Chemical Holdings, LLC	Senior Secured First Lien Debt	9.70%	—%	9.70%	14
ORG Chemical Holdings, LLC	Senior Secured First Lien Debt	9.70%	—%	9.70%	269
PT Network, LLC	Senior Secured First Lien Debt	7.44%	2.00%	9.44%	101
Squan Holding Corp.	Senior Secured First Lien Debt	7.95%	1.00%	8.95%	169
Tax Defense Network, LLC	Senior Secured First Lien Debt	—%	10.00%	10.00%	—
Tax Defense Network, LLC	Senior Secured First Lien Debt	4.47%	5.53%	10.00%	—
Tax Defense Network, LLC	Senior Secured First Lien Debt	4.47%	5.53%	10.00%	—
TwentyEighty, Inc.	Senior Secured First Lien Debt	4.00%	4.00%	8.00%	201
TwentyEighty, Inc.	Senior Secured First Lien Debt	0.25%	8.75%	9.00%	426
Von Drehle Corp.	Senior Secured First Lien Debt	9.44%	4.00%	13.44%	1,068
KidKraft, Inc.	Senior Secured Second Lien Debt	11.00%	1.00%	12.00%	63
Travelpro Products, Inc.	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%	48
Travelpro Products, Inc.	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%	42
Vantage Mobility International, LLC	Senior Secured Second Lien Debt	—%	7.80%	7.80%	—
Vital Proteins, LLC	Senior Secured Second Lien Debt	7.50%	4.50%	12.00%	168
Captek Softgel International, Inc.	Subordinated Debt	10.00%	1.50%	11.50%	80
Community Intervention Services, Inc.	Subordinated Debt	—%	13.00%	13.00%	—
Dyno Acquiror, Inc.	Subordinated Debt	10.50%	1.50%	12.00%	16
HTC Borrower, LLC	Subordinated Debt	10.00%	3.00%	13.00%	169
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%	—
PCX Aerostructures, LLC	Subordinated Debt	—%	6.00%	6.00%	462
RMP Group, Inc.	Subordinated Debt	10.50%	1.00%	11.50%	23
Total					$5,209

(m)	The principal amount (par amount) is denominated in Canadian Dollars or CAD.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

(s)	The investment is not a restricted security. All other securities are restricted securities.

(t)	The investment is on non-accrual status as of December 31, 2019.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

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

(x)
The investment is held through BSP TCAP Acquisition Holdings LP which, as further outlined in Note 1, is an affiliated acquisition entity utilized for the Triangle Transaction. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of December 31, 2019.

(y)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at December 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019
The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2019:

	At December 31, 2019
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$364,143	14.3%
Business Services	354,813	13.9%
Industrials	308,246	12.1%
Transportation	180,676	7.1%
Diversified Investment Vehicles	177,339	7.0%
Financials	170,154	6.7%
Telecom	152,334	6.0%
Energy	152,159	6.0%
Media/Entertainment	141,505	5.5%
Technology	128,117	5.0%
Food & Beverage	109,211	4.3%
Consumer	76,535	3.0%
Education	54,593	2.1%
Gaming/Lodging	47,577	1.9%
Paper & Packaging	43,538	1.7%
Software/Services	42,372	1.7%
Chemicals	32,564	1.3%
Health/Fitness	5,324	0.2%
Retail	4,984	0.2%
Total	$2,546,184	100.0%

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Von Drehle Corp. (c) (i) (l)	Paper & Packaging	L+11.50% (14.30%), 3/6/2023	$26,176	$25,855	$23,373	1.6%
Vyaire Medical, Inc. (c) (j)	Healthcare	L+4.75% (7.14%), 4/16/2025	8,940	8,616	8,270	0.6%
WMK, LLC (c) (i)	Business Services	L+5.75% (8.29%), 9/5/2025	20,609	20,216	20,210	1.4%
Xplornet Communications, Inc. (a) (j)	Telecom	L+4.00% (6.80%), 9/9/2021	12,996	12,939	12,833	0.9%
YummyEarth, Inc. (c)	Food & Beverage	L+8.50% (11.31%), 8/1/2023	2,626	1,917	2,626	0.2%
YummyEarth, Inc. (c)	Food & Beverage	L+8.50% (11.31%), 8/1/2023	4,150	3,029	2,075	0.1%
Sub Total Senior Secured First Lien Debt				$1,712,904	$1,594,063	106.8%

Senior Secured Second Lien Debt - 18.5% (b)
Anchor Glass Container Corp. (c)	Paper & Packaging	L+7.75% (10.22%), 12/7/2024	$20,000	$19,845	$11,600	0.8%
Astro AB Merger Sub, Inc. (a) (c)	Financials	L+7.50% (10.03%), 4/30/2023	7,758	7,758	7,758	0.5%
Avatar Purchaser, Inc. (c) (j)	Software/Services	L+7.50% (10.16%), 11/17/2025	11,716	11,414	11,229	0.8%
Aveanna Healthcare, LLC (c) (j)	Healthcare	L+8.00% (10.52%), 3/17/2025	15,000	14,824	14,321	1.0%
Baker Hill Acquisition, LLC (c)	Financials	L+11.00% (13.40%), 3/1/2021	3,017	1,508	1,500	0.1%
Baker Hill Acquisition, LLC (c)	Financials	L+11.00% (13.40%), 3/1/2021	447	391	447	0.0%
Boston Market Corp. (c)	Food & Beverage	L+8.25% (10.96%), 1/16/2021	23,851	23,828	19,916	1.3%
BrandMuscle Holdings Inc. (c)	Business Services	L+8.50% (10.90%), 6/1/2022	24,500	24,241	24,010	1.6%
Cafe Enterprises, Inc. (c) (t)	Food & Beverage	14.00%, 3/31/2019	475	—	—	—%
Carlisle FoodService Products, Inc. (c)	Consumer	L+7.75% (10.26%), 3/20/2026	10,719	10,526	10,515	0.7%
CDS U.S. Intermediate Holdings, Inc. (a) (c)	Media/Entertainment	L+8.25% (11.05%), 7/8/2023	7,927	7,830	6,983	0.5%
Constellis Holdings, LLC (c)	Business Services	L+9.00% (11.52%), 4/21/2025	1,117	1,117	1,061	0.1%
Dentalcorp Perfect Smile, ULC (a) (c)	Healthcare	L+7.50% (10.02%), 6/1/2026	8,111	8,035	8,030	0.5%
Dentalcorp Perfect Smile, ULC (a) (c)	Healthcare	L+7.50% (10.02%), 6/1/2026	1,156	1,145	1,144	0.1%
Dimora Brands, Inc. (c)	Consumer	L+8.50% (11.02%), 8/25/2025	4,470	4,469	4,470	0.3%
Edelman Financial Services, LLC (a) (j)	Financials	L+6.75% (9.19%), 7/20/2026	6,764	6,732	6,426	0.4%
Frank Entertainment Group, LLC (c) (p) (t)	Media/Entertainment	10.00%, 6/30/2019	724	—	—	—%
Hyland Software, Inc.	Technology	L+7.00% (9.52%), 7/7/2025	5,837	5,874	5,728	0.4%
ICP Industrial, Inc. (c)	Chemicals	L+8.25% (10.68%), 5/3/2024	5,588	5,587	5,504	0.4%
IDERA, Inc. (c)	Technology	L+4.50% (7.03%), 6/1/2025	1,788	1,788	1,788	0.1%
KidKraft, Inc. (c) (l)	Consumer	12.00%, 3/30/2022	6,309	6,228	6,215	0.4%
MLN US Holdco, LLC (a)	Technology	L+8.75% (11.27%), 11/30/2026	3,000	2,941	2,918	0.2%
Navicure, Inc. (c)	Healthcare	L+7.50% (10.02%), 10/31/2025	1,341	1,341	1,321	0.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
Northstar Financial Services Group, LLC (c)	Financials	L+7.50% (10.12%), 5/25/2026		$3,381	$3,365	$3,381	0.2%
Oxbow Carbon LLC (c)	Industrials	L+7.50% (10.02%), 1/4/2024		1,395	1,430	1,409	0.1%
PetVet Care Centers, LLC (c)	Healthcare	L+6.25% (8.75%), 2/13/2026		3,539	3,523	3,449	0.2%
PI US Holdco III, Ltd. (a) (c)	Financials	L+7.25% (9.77%), 12/20/2025		6,696	6,637	6,661	0.5%
ProAmpac, LLC (c)	Paper & Packaging	L+8.50% (11.14%), 11/18/2024		3,352	3,351	3,352	0.2%
Recess Holdings, Inc. (c)	Industrials	L+7.75% (10.55%), 9/29/2025		15,008	14,812	14,783	1.0%
Renaissance Holding Corp. (j)	Software/Services	L+7.00% (9.50%), 5/29/2026		8,456	8,298	7,751	0.5%
River Cree Enterprises, LP (a) (c) (z)	Gaming/Lodging	10.00%, 5/17/2025		21,275	16,399	15,367	1.0%
SCA Pharmaceuticals, LLC (c)	Healthcare	L+9.00% (11.80%), 12/16/2020		2,235	2,152	2,051	0.1%
SSH Group Holdings, Inc. (c) (j)	Education	L+8.25% (10.77%), 7/30/2026		10,122	10,026	10,021	0.7%
St. Croix Hospice Acquisition Corp. (c)	Healthcare	L+8.75% (11.27%), 3/1/2024		2,056	1,965	2,056	0.1%
TierPoint, LLC (c)	Business Services	L+7.25% (9.77%), 5/5/2025		5,334	5,292	5,227	0.4%
Travelpro Products, Inc. (a) (c) (l)	Consumer	13.00%, 11/1/2022		2,357	2,356	2,357	0.2%
Travelpro Products, Inc. (a) (c) (l) (z)	Consumer	13.00%, 11/1/2022	CAD	2,731	2,088	2,003	0.1%
U.S. Auto (c)	Financials	L+10.50% (12.85%), 6/8/2020		30,000	29,849	29,850	2.0%
US Salt, LLC (c)	Industrials	L+8.75% (11.14%), 12/1/2024		12,872	12,709	12,872	0.9%
Sub Total Senior Secured Second Lien Debt					$291,674	$275,474	18.5%

Subordinated Debt - 9.3% (b)
AHP Health Partners, Inc.	Healthcare	9.75%, 7/15/2026		$6,589	$6,503	$6,725	0.4%
BMC Software Finance, Inc.	Technology	9.75%, 9/1/2026		5,000	4,691	4,575	0.3%
Cafe Enterprises, Inc. (c) (t)	Food & Beverage	14.00%, 9/30/2019		3,681	—	—	—%
Capital Contractors, Inc. (c) (t)	Business Services	16.00%, 6/30/2020		2,200	—	—	—%
Captek Softgel International, Inc. (c) (l)	Health/Fitness	11.50%, 1/1/2023		6,992	6,991	6,625	0.4%
Community Intervention Services, Inc. (c) (l) (t)	Healthcare	13.00%, 1/31/2021		5,335	—	—	—%
Del Real, LLC (c)	Food & Beverage	11.00%, 4/1/2023		3,129	2,958	2,926	0.2%
Dyno Acquiror, Inc. (c) (l)	Consumer	12.00%, 2/1/2020		1,058	1,058	1,058	0.1%
Frontier Communications Corp. (a)	Telecom	8.50%, 4/15/2020		10,000	9,490	8,888	0.6%
Frontstreet Facility Solutions, Inc. (c) (p)	Business Services	13.00%, 3/1/2021		1,891	227	189	0.0%
HC2 Holdings, Inc.	Industrials	11.50%, 12/1/2021		10,796	10,666	10,067	0.7%
HemaSource, Inc. (c) (ac)	Healthcare	11.00%, 1/1/2024		2,235	2,131	2,168	0.1%
HTC Borrower, LLC (c) (l)	Consumer	13.00%, 9/1/2020		5,633	5,409	5,604	0.4%
Iridium Communications, Inc.	Telecom	10.25%, 4/15/2023		3,536	3,536	3,753	0.3%
MGTF Radio Company, LLC (c) (l) (t)	Media/Entertainment	16.00%, 3/30/2020		24,490	24,309	20,082	1.3%
Park Ave RE Holdings, LLC (c) (d) (l) (o)	Financials	13.00%, 12/31/2021		37,192	37,192	37,192	2.5%
PCX Aerostructures, LLC (c) (l)	Industrials	6.00%, 8/9/2021		7,414	5,601	5,560	0.4%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
RMP Group, Inc. (c) (l)	Financials	11.50%, 9/1/2022	$2,277	$2,195	$2,254	0.2%
Trademark Global, LLC (c)	Consumer	11.25%, 4/1/2023	3,308	3,310	3,241	0.2%
Vantage Mobility International, LLC (c)	Transportation	L+7.75% (10.28%), 9/1/2021	6,863	5,853	5,696	0.4%
Xplornet Communications, Inc. (a) (l)	Telecom	9.63%, 6/1/2022	11,683	11,683	11,566	0.8%
Sub Total Subordinated Debt				$143,803	$138,169	9.3%

Collateralized Securities - 8.5% (b)
Collateralized Securities - Debt Investment
Figueroa - Class F Notes (a) (c) (p)	Diversified Investment Vehicles	12.79%, 1/15/2027	$8,000	$8,000	$7,508	0.5%
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (p)	Diversified Investment Vehicles	13.77%, 4/25/2031	4,750	4,532	4,425	0.3%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (p)	Diversified Investment Vehicles	10.26%, 1/20/2027	10,728	9,424	8,580	0.6%
Whitehorse, Ltd. 2014-1A E (a) (c) (p)	Diversified Investment Vehicles	7.29%, 5/1/2026	8,000	7,673	7,269	0.5%
Collateralized Securities - Equity Investment (n)
B&M CLO, Ltd. 2014-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 4/16/2026	$40,250	$10,524	$6,029	0.4%
CVP Cascade CLO, Ltd. 2013-CLO1 Side Letter (a) (c) (p) (s)	Diversified Investment Vehicles		3,243	535	68	0.0%
CVP Cascade CLO, Ltd. 2013-CLO1 SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 1/16/2026	31,000	974	1,166	0.1%
CVP Cascade CLO, Ltd. 2014-2A Side Letter (a) (c) (p) (s)	Diversified Investment Vehicles		3,755	1,022	274	0.0%
Figueroa CLO, Ltd. 2014-1A Side Letter (a) (c) (p) (s)	Diversified Investment Vehicles		2,986	1,244	483	0.1%
Figueroa CLO, Ltd. 2014-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 1/15/2027	35,057	11,568	7,468	0.5%
MidOcean Credit CLO 2013-2A INC (a) (c) (p) (v)	Diversified Investment Vehicles	12.07%, 1/29/2025	37,600	20,445	16,534	1.1%
MidOcean Credit CLO 2014-3A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	14.97%, 7/21/2026	43,300	16,915	14,651	1.0%
MidOcean Credit CLO 2015-4A INC (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 4/15/2027	21,500	12,105	8,595	0.6%
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	17.51%, 7/25/2025	31,603	19,799	24,788	1.6%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (p) (v)	Diversified Investment Vehicles	12.31%, 1/19/2027	31,575	10,329	11,895	0.8%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c) (p) (s)	Diversified Investment Vehicles		1,970	501	199	0.0%
OFSI Fund, Ltd. 2014-6A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 3/20/2025	38,000	10,003	3,008	0.2%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p) (s)	Diversified Investment Vehicles		1,886	477	297	0.0%
Whitehorse, Ltd. 2014-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 5/1/2026	36,000	8,860	3,975	0.2%
Sub Total Collateralized Securities				$154,930	$127,212	8.5%

Equity/Other - 13.3% (b) (ad)
Aden & Anais Holdings, Inc. (c) (e) (ac)	Retail		4,470	$—	$—	—%
Answers Corp. (c) (p)	Media/Entertainment		908,911	11,361	1,909	0.1%
Avaya Holdings Corp. (a) (e) (aa)	Technology		207,310	3,292	3,018	0.2%
Baker Hill Acquisition, LLC (c) (e)	Financials		22,653	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Cafe Enterprises, Inc. (c) (e)	Food & Beverage		2,235	$—	$—	—%
Capital Contractors, Inc. (c) (e)	Business Services		45	—	—	—%
Capital Contractors, Inc. (c) (e)	Business Services		4,470	—	—	—%
Capstone Nutrition Class B and C Common Stock (fka Integrity Nutraceuticals) (c) (e) (o) (u)	Consumer		24,656	—	—	—%
Capstone Nutrition Common Stock (fka Integrity Nutraceuticals) (c) (e) (o) (u)	Consumer		6,023	1,630	—	—%
Captek Softgel International, Inc. (c) (e) (ac)	Health/Fitness		8,498	942	712	0.1%
Centerfield Media Holdings, LLC (c) (e)	Media/Entertainment		112	245	263	0.0%
CRD Holdings, LLC (a) (c) (o) (u)	Energy	9.00%	38,858,603	28,402	28,973	2.0%
CRS-SPV, Inc. (c) (e) (o)	Industrials		246	2,219	2,221	0.2%
CWS Holding Company, LLC (c) (e)	Consumer		335,255	—	—	—%
Danish CRJ, Ltd. (a) (c) (e) (p) (r)	Transportation		5,002	—	—	—%
Data Source Holdings, LLC (c) (e)	Business Services		10,617	140	124	0.0%
Del Real, LLC (c) (e) (u)	Food & Beverage		670,510	382	297	0.0%
Dyno Acquiror, Inc. (c) (e)	Consumer		134,102	58	64	0.0%
Frank Entertainment Group, LLC (c) (e) (p) (u)	Media/Entertainment		135,566	—	—	—%
Frank Entertainment Group, LLC (c) (e) (p) (u)	Media/Entertainment		625,810	—	—	—%
Frank Entertainment Group, LLC (c) (e) (p) (u)	Media/Entertainment		625,810	—	—	—%
Frontstreet Facility Solutions, Inc. (c) (e) (p)	Business Services		24,114	—	—	—%
HemaSource, Inc. (c) (e) (ac)	Healthcare		223,503	168	185	0.0%
ICP Industrial, Inc. (c) (e)	Chemicals		288	279	301	0.0%
Integrated Efficiency Solutions, Inc. (c) (e)	Industrials		53,215	56	67	0.0%
Integrated Efficiency Solutions, Inc. (c) (e)	Industrials		2,975	3	3	0.0%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (h) (o)	Transportation		—	—	20,329	1.4%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (h) (o)	Transportation		3,250,000	2,831	3,250	0.2%
Kahala US OpCo, LLC (a) (c) (e) (k) (o)	Transportation	13.00%	4,413,472	—	—	—%
K-Square Restaurant Partners, LP (c) (e) (ac)	Food & Beverage		447	175	16	0.0%
Lakeview Health Holdings, Inc. (c) (e)	Healthcare		447	—	—	—%
MIC Holding, LLC (c) (e)	Consumer		1,470	3,686	3,947	0.3%
MIC Holding, LLC (c) (e)	Consumer		30,000	4,916	4,798	0.3%
Micross Solutions, LLC (c) (e)	Software/Services		442,430	223	310	0.0%
Mood Media Corp. (c) (e)	Media/Entertainment		121,021	27	11	0.0%
Motor Vehicle Software Corp. (c) (e) (ab)	Business Services		223,503	318	260	0.0%
New Star Metals, Inc. (c) (e)	Industrials	Expire 12/22/2036	100,216	151	702	0.0%
NexSteppe, Inc. (c) (e) (o)	Chemicals		237,240	737	—	—%
NMFC Senior Loan Program I, LLC (a) (o)	Diversified Investment Vehicles		50,000	50,000	50,573	3.4%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Nomacorc, LLC (c) (e) (u) (ab)	Industrials		356,816	$56	$68	0.0%
Park Ave RE Holdings, LLC (c) (e) (o) (w)	Financials		1,000	102	15,578	1.0%
Park Ave RE Holdings, LLC (c) (e) (o) (w)	Financials	8.00%	47,290	23,645	23,645	1.6%
Passport Food Group, LLC (c) (e) (ac)	Food & Beverage		4,470	—	—	—%
PCX Aerostructures, LLC (c) (e)	Industrials		27,250	—	—	—%
PCX Aerostructures, LLC (c) (e)	Industrials		1,356	—	—	—%
PCX Aerostructures, LLC (c) (e)	Industrials		315	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (g) (p)	Diversified Investment Vehicles		8,436	8,436	8,705	0.6%
RMP Group, Inc. (c) (e) (u)	Financials		223	164	191	0.0%
RockYou, Inc. (c) (e)	Media/Entertainment		15,105	—	—	—%
Schweiger Dermatology Group, LLC (c) (e) (u)	Healthcare		265,024	—	—	—%
SCUF Gaming, Inc. (c) (e)	Consumer		6,060	21	49	0.0%
Smile Brands, Inc. (c) (e)	Healthcare		669	747	658	0.0%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
Squan Holding Corp. (c) (e)	Telecom		8,962	—	—	—%
St. Croix Hospice Acquisition Corp. (c) (e)	Healthcare		112	—	—	—%
St. Croix Hospice Acquisition Corp. (c) (e)	Healthcare		112	64	100	0.0%
SYNACOR, Inc. (e) (aa)	Technology		59,785	—	88	0.0%
Tax Advisors Group, LLC (c) (e) (u)	Financials		86	609	638	0.0%
Tax Defense Network, LLC (c) (e) (p)	Consumer		351,944	—	—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	—%
TCG BDC, Inc. - Common Stock (fka Carlyle GMS Finance, Inc.) (a)	Financials		226	4,336	2,733	0.2%
Team Waste, LLC (c) (e) (p) (u)	Industrials		111,752	2,235	2,235	0.2%
Tennenbaum Waterman Fund, LP (a) (c) (p)	Diversified Investment Vehicles		10,000	10,000	10,137	0.7%
THL Credit Greenway Fund II, LLC (a) (p)	Diversified Investment Vehicles		8,339	8,339	7,435	0.5%
Travelpro Products, Inc. (a)	Consumer		447,007	506	541	0.0%
TwentyEighty, Inc. (c) (p)	Business Services		54,586	—	—	—%
TZ Holdings, Inc. - Preferred Shares (fka Zimbra, Inc.) (c) (e)	Technology	Expire 10/25/2023	1,000,000	10	179	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		39,769	132	18	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		4,206	31	15	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		99,236	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		223	35	9	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		490	490	571	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		56	56	111	0.0%
Vantage Mobility International, LLC (c) (e)	Transportation		391,131	—	—	—%
Women's Marketing, Inc. (c) (e)	Media/Entertainment		3,643	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2018

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Women's Marketing, Inc. (c) (e)	Media/Entertainment		2,235	$—	$—	—%
World Business Lenders, LLC (c) (e) (p)	Financials		922,669	3,750	3,759	0.3%
WSO Holdings, LP (c) (e)	Food & Beverage		698	279	—	—%
Wythe Will Tzetzo, LLC (c) (e) (u)	Food & Beverage		22,312	302	—	—%
YummyEarth, Inc. (c) (e)	Food & Beverage		223	—	—	—%
Sub Total Equity/Other				$177,021	$199,796	13.3%

TOTAL INVESTMENTS - 156.4% (b)				$2,480,332	$2,334,714	156.4%
Forward foreign currency contracts:

Counterparty	Contract to Deliver	In Exchange For	Maturity Date	Unrealized Appreciation/(Depreciation)
Goldman Sachs International	CAD 21,275	$16,597	1/7/2019	$993
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

Note 1 — Organization and Basis of Presentation
Business Development Corporation of America (the “Company” or "BDCA") is an externally managed, non-diversified closed-end management investment company incorporated in Maryland in May 2010 that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“the 1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment activities are managed by BDCA Adviser, LLC (the “Adviser”), a subsidiary of Benefit Street Partners L.L.C. (“BSP”) and supervised by the Company’s Board of Directors ("Board"), a majority of whom are independent of the Adviser and its affiliates. As a BDC, the Company is required to comply with certain regulatory requirements.
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
On February 1, 2019, Franklin Templeton acquired BSP, including BSP’s 100% ownership interest in the Company's Adviser (the “FT Transaction”).
During the year ended December 31, 2019, the Company invested approximately $997.0 million to portfolio companies to contribute to the support of their business objectives of which some were contractually obligated. See Note 7 - Commitments and Contingencies. As of December 31, 2019, the Company held investments in loans it made to investee companies with aggregate principal amounts of $2,364.2 million. The details of such investments have been disclosed on the consolidated schedule of investments as well as in Note 3 - Fair Value of Financial Instruments. In addition to providing loans to investee companies, from time to time the Company may assist investee companies in securing financing from other sources by introducing such investee companies to sponsors or other lending institutions.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

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
On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. As of December 31, 2019, the Company had issued 215.9 million shares of common stock for gross proceeds of $2.3 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of December 31, 2019, the Company had repurchased a cumulative 25.6 million shares of common stock through its share repurchase program for payments of $222.2 million.
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
Prior to September 30, 2019, in conjunction with the consolidation of subsidiaries, the Company had recognized non-controlling interests attributable to third party ownership in the following Consolidated Holding Companies: Kahala Aviation Holdings, LLC, Kahala Aviation US, Inc., and Kahala LuxCo S.A.R.L. On September 30, 2019, the Company entered an agreement to purchase the third party ownership of Kahala Aviation Holdings LLC, which in turn owns 100% of the equity of Kahala Aviation US, Inc. and Kahala LuxCo S.A.R.L. As a result of this agreement, the company owns 100% of the equity of Kahala Aviation Holdings LLC, Kahala Aviation US, Inc, and Kahala LuxCo S.A.R.L, and therefore no longer recognizes a non-controlling interest in these Consolidated Holding Companies. See Note 9 - Common Stock for detail of the activity attributable to non-controlling interests.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

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
For the year ended December 31, 2019

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
Where appropriate, certain current year industry classifications may have been revised to more precisely reflect the business of the Company's investments. Further, prior year classifications have been revised in a consistent manner with the current year.
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
Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. For the years ended December 31, 2019, 2018, and 2017, the Company did not incur any offering costs.
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
For the year ended December 31, 2019

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
Non-accrual Income
Investments may be placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. Accrued interest which may include un-capitalized PIK interest is generally reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate outcome. Non- accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

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
New Accounting Pronouncements
Adopted
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820) – Disclosures Framework –Changes to Disclosure Requirements of Fair Value Measurement (“ASU 2018-13”) which introduces new fair value disclosure requirements as well as eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years; however, the Company has elected to early adopt ASU 2018-13 effective with the current reporting period as permitted by the standard. The impact of the Company's adoption was limited to changes in the consolidated financial statement disclosures regarding fair value, primarily those disclosures related to the timing of transfers between levels of the fair value hierarchy and transfers between level 1 and level 2 of the fair value hierarchy.
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
For the year ended December 31, 2019

disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter.
For investments for which Level 1 inputs, such as quoted prices, were not available at December 31, 2019 and 2018, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at December 31, 2019 and 2018 may differ materially from values that would have been used had a ready market for the securities existed.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

The following table presents fair value measurements of investments, by major class, as of December 31, 2019, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$642,755	$1,121,537	$—	$1,764,292
Senior Secured Second Lien Debt	—	35,246	271,232	—	306,478
Subordinated Debt	—	11,051	97,100	—	108,151
Collateralized Securities	—	—	108,927	—	108,927
Equity/Other	2,624	—	187,300	68,412	258,336
Total	$2,624	$689,052	$1,786,096	$68,412	$2,546,184
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2019:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2018	$1,039,223	$252,651	$92,595	$127,212	$117,107	$1,628,788
Net change in unrealized appreciation (depreciation) on investments	11,310	(13,032)	2,896	13,773	29,402	44,349
Purchases and other adjustments to cost	399,096	95,904	25,976	54,094	76,674	651,744
Sales and repayments	(287,445)	(73,393)	(35,326)	(60,418)	(48,014)	(504,596)
Net realized gain (loss)	(45,639)	464	(607)	(25,734)	12,131	(59,385)
Transfers in	55,783	16,396	11,566	—	—	83,745
Transfers out	(50,791)	(7,758)	—	—	—	(58,549)
Balance as of December 31, 2019	$1,121,537	$271,232	$97,100	$108,927	$187,300	$1,786,096
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(29,473)	$(12,908)	$(1,595)	$(7,891)	$29,109	$(22,758)
Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the period.
For the year ended December 31, 2019, investments in twelve companies were transferred out of Level 2 to Level 3 as the number of observable market quotes decreased. For the year ended December 31, 2019, investments in six companies were transferred from Level 3 to Level 2 as the number of observable market quotes increased.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

For the year ended December 31, 2018, there were no transfers out of Level 1 to Level 2. For the year ended December 31, 2018, investments in thirteen companies were transferred out of Level 2 to Level 3 as the number of observable market quotes decreased. For the year ended December 31, 2018, investments in eight companies were transferred from Level 3 to Level 2 as the number of observable market quotes increased.
The composition of the Company’s investments as of December 31, 2019, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,862,228	$1,764,292	69.3%
Senior Secured Second Lien Debt	335,366	306,478	12.0
Subordinated Debt	109,006	108,151	4.2
Collateralized Securities	122,870	108,927	4.3
Equity/Other	210,172	258,336	10.2
Total	$2,639,642	$2,546,184	100.0%
The composition of the Company’s investments as of December 31, 2018, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,712,904	$1,594,063	68.3%
Senior Secured Second Lien Debt	291,674	275,474	11.8
Subordinated Debt	143,803	138,169	5.9
Collateralized Securities	154,930	127,212	5.4
Equity/Other	177,021	199,796	8.6
Total	$2,480,332	$2,334,714	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2019. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$858,510	Discounted Cash Flow	Market Yield	6.50%	57.85%	10.00%
Senior Secured First Lien Debt	$119,724	Waterfall Analysis	Discount Rate	13.00%	19.39%	13.76%
Senior Secured First Lien Debt (c)	$51,492	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	$48,582	Yield Analysis	Market Yield	6.15%	15.65%	10.72%
Senior Secured First Lien Debt	$40,373	Waterfall Analysis	EBITDA Multiple	3.00x	5.50x	3.86x
Senior Secured First Lien Debt	$2,856	Waterfall Analysis	Revenue Multiple	0.42x	0.92x	0.71x
Senior Secured Second Lien Debt	$201,399	Discounted Cash Flow	Market Yield	6.17%	28.00%	11.40%
Senior Secured Second Lien Debt	$46,566	Yield Analysis	Market Yield	10.43%	19.73%	11.38%
Senior Secured Second Lien Debt	$18,353	Waterfall Analysis	EBITDA Multiple	4.85x	7.86x	5.16x
Senior Secured Second Lien Debt	$4,914	Waterfall Analysis	Revenue Multiple	0.48x	1.59x	0.94x
Subordinated Debt (b)	$37,237	Discounted Cash Flow	Discount Rate	8.50%	8.50%	8.50%
Subordinated Debt (b)	$22,500	Waterfall Analysis	Tangible Net Asset Value Multiple	1.70x	1.70x	1.70x
Subordinated Debt	$13,581	Yield Analysis	Market Yield	12.18%	19.59%	14.45%
Subordinated Debt (b)	$12,550	Discounted Cash Flow	Market Yield	9.00%	9.00%	9.00%
Subordinated Debt	$11,232	Waterfall Analysis	EBITDA Multiple	5.69x	7.94x	6.76x
Collateralized Securities	$85,163	Discounted Cash Flow	Discount Rate	4.60%	22.50%	12.51%
Collateralized Securities (c)	$23,764	N/A	N/A	N/A	N/A	N/A
Equity/Other	$81,355	Waterfall Analysis	Discount Rate	12.50%	13.00%	12.87%
Equity/Other	$37,833	Waterfall Analysis	Tangible Net Asset Value Multiple	1.70x	1.94x	1.71x
Equity/Other	$28,943	Discounted Cash Flow	Market Yield	6.66%	13.75%	10.11%
Equity/Other	$20,332	Waterfall Analysis	EBITDA Multiple	3.30x	12.06x	7.62x
Equity/Other (b)	$11,133	Discounted Cash Flow	Discount Rate	8.50%	8.50%	8.50%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

Equity/Other	$3,949	Waterfall Analysis	Revenue Multiple	0.16x	2.50x	1.56x
Equity/Other (b)	$3,755	Waterfall Analysis	TBV Multiple	4.30x	4.30x	4.30x
Total	$1,786,096
______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)	This asset category contains one investment.

(c)	This instrument(s) was held at cost.
There were no significant changes in valuation approach or technique as of December 31, 2019.
Level 3 Inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2019 and December 31, 2018. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
Valuations of loans, corporate debt, and other debt obligations are generally based on discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows, market yields and recovery assumptions. The significant inputs are generally determined based on relative value analysis, which incorporate comparisons to other debt instruments for which observable prices or broker quotes are available. Other valuation methodologies are used as appropriate including market comparables, transactions in similar instruments and recovery/liquidation analysis. The Company also considers the use of EBITDA multiples, revenue multiples, tangible net asset value multiples, and TBV multiples, on its debt and equity investments to determine any credit gains or losses in certain instances. Increases or decreases in either of these inputs in isolation may result in a significantly lower or higher fair value measurement of the respective subject instrument.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

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
For the year ended December 31, 2019

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
As of December 31, 2019, the Company had eight portfolio companies, which represented twelve investments, on non-accrual status with a total principal amount of $85.0 million, amortized cost of $62.8 million, and fair value of $22.5 million which represented 2.8%, 2.4%, and 0.9% of the investment portfolio's total principal, amortized cost, and fair value, respectively. As of December 31, 2018, the Company had eight portfolio companies, which represented fourteen portfolio investments, on non-accrual status with a total principal amount of $171.4 million, amortized cost of $117.4 million, and fair value of $43.8 million, which represented 5.7%, 4.7%, and 1.9% of the investment portfolio's total principal, amortized cost, and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
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
As of December 31, 2019 and December 31, 2018, $10.1 million and $9.7 million was payable to the Adviser for base management fees, respectively.
For the years ended December 31, 2019, 2018, and 2017, the Company incurred $39.8 million, $39.8 million, and $39.1 million, respectively, in base management fees under the Investment Advisory Agreement.
.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

Incentive Fees
The incentive fee consists of two parts. The first part is referred to as the incentive fee on income and it is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income, and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence, and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses, or unrealized capital appreciation or depreciation. The payment of the incentive fee on income shall be subject to payment of a preferred return to investors each quarter, expressed as a quarterly rate of return on the value of the Company's net assets at the end of the most recently completed calendar quarter, of 1.75% (7.00% annualized), subject to a “catch up” feature (as described below). The calculation of the incentive fee on income for each quarter is as follows:

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

As of December 31, 2019 and December 31, 2018, $6.5 million and $5.7 million was payable to the Adviser for the incentive fee on income, respectively.
For the years ended December 31, 2019, 2018, and 2017, the Company incurred $27.1 million, $21.7 million, and $19.7 million, respectively, in incentive fees on income under the Investment Advisory Agreement.
The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” shall be an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to the Company’s liquidation and shall be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). This fee shall equal 20.0% of the Company’s incentive fee capital gains, which shall equal the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended December 31, 2019, 2018, and 2017, the Company did not incur incentive fees on capital gains during operations under the Investment Advisory Agreement.
Administration Agreement
In connection with the Administration Agreement, BSP provides the Company with office facilities and administrative services. As of December 31, 2019 and December 31, 2018, $0.6 million and $0.7 million was payable to BSP under the Administration Agreement, respectively.
For the years ended December 31, 2019, 2018, and 2017, the Company incurred $2.4 million, $2.5 million, and $2.6 million, respectively, in administrative service fees under the Administration Agreement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

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
Offering Costs
The Company incurs certain costs in connection with the registration of shares of its common stock. Offering costs principally relate to professional fees, printing costs, direct marketing expenses, due diligence costs, fees paid to regulators, and other expenses, including the salaries and/or expenses of the Adviser and its affiliates engaged in registering and marketing the Company’s common stock. Such allocated expenses of the Adviser and its affiliates may include the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for the Company. The Company incurred no offering costs for the years ended December 31, 2019, 2018, and 2017, respectively.
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
For the year ended December 31, 2019

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
For the year ended December 31, 2019

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
The 2020 Notes were issued pursuant to an Indenture, dated as of August 31, 2015 (the “2015 Indenture”), between the Company and U.S. Bank National Association, trustee (the “Trustee”). The 2020 Notes will mature on September 1, 2020 and may be redeemed in whole or in part at the Company’s option at any time, or from time to time, at the redemption prices set forth in the 2015 Indenture. The 2020 Notes bear interest at a rate of 6.00% per year payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2016. The 2020 Notes will be general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2020 Notes. The 2020 Notes will rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles or similar facilities, including credit facilities held by the Company’s wholly owned, special purpose financing subsidiaries.
The 2015 Indenture contains certain covenants, including covenants requiring the Company to: (i) comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act as in effect immediately prior to the issuance of the 2020 Notes, whether or not the Company is subject to such provisions; (ii) provide financial information to the holders of the 2020 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended; and (iii) maintain total unencumbered assets, as defined in the 2015 Indenture, of at least 175% of the aggregate principal amount of all of the Company and the Company’s consolidated subsidiaries’ outstanding unsecured debt determined on a consolidated basis in accordance with U.S. GAAP. These covenants are subject to important limitations and exceptions that are described in the 2015 Indenture.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

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
The 2022 Notes were issued pursuant to the Indenture dated as of December 19, 2017 (the “2017 Indenture”), between the Company and the Trustee, and a Supplemental Indenture, dated as of December 19, 2017 (the “Supplemental Indenture”), between the Company and the Trustee. The 2022 Notes will mature on December 30, 2022, unless repurchased or redeemed in accordance with their terms prior to such date. The 2022 Notes bear interest at a rate of 4.75% per year payable semi-annually on June 30 and December 30 of each year, commencing on June 30, 2018. The 2022 Notes will be general unsecured obligations of the Company that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the 2022 Notes. The 2022 Notes will rank equally in right of payment with all of the Company's existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company's subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by the Company's wholly owned, special purpose financing subsidiaries.
The 2017 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2022 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the 2017 Indenture.
In addition, if a change of control repurchase event, as defined in the 2017 Indenture, occurs prior to maturity, holders of the 2022 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2022 Notes at a repurchase price equal to 100% of the principal amount of the 2022 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

2023 Notes
On May 11, 2018, the Company entered into a Purchase Agreement (the “2023 Notes Purchase Agreement”) with the Initial Purchaser relating to the Company’s sale of $60.0 million aggregate principal amount of its 5.375% fixed rate notes due 2023 (the “2023 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to institutional accredited investors under Rule 501 (a)(1), (2), (3), or (7) under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The 2023 Notes Purchase Agreement also includes customary representations, warranties, and covenants by the Company. Under the terms of the 2023 Notes Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The 2023 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2023 Notes were approximately $58.7 million, after deducting an offering price discount of approximately $0.3 million, as well as Initial Purchaser’s discounts and commissions of approximately $0.6 million and estimated offering expenses of approximately $0.4 million, each payable by the Company. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes. The 2023 Notes were issued pursuant to the 2017 Indenture between the Company and The Trustee, and a Second Supplemental Indenture, dated as of May 16, 2018, between the Company and the Trustee. The 2023 Notes will mature on May 30, 2023, unless repurchased or redeemed in accordance with their terms prior to such date. The 2023 Notes bear interest at a rate of 5.375% per year payable semi-annually on May 30 and November 30 of each year, commencing on November 30, 2018. The 2023 Notes will be general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2023 Notes. The 2023 Notes will rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by the Company’s wholly owned, special purpose financing subsidiaries. The 2017 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2023 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the 2017 Indenture. In addition, if a change of control repurchase event, as defined in the 2017 Indenture, occurs prior to maturity, holders of the 2023 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2023 Notes at a repurchase price equal to 100% of the principal amount of the 2023 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
2024 Notes
On December 3, 2019, the Company entered into a Purchase Agreement (the “2024 Notes Purchase Agreement”) with the Initial Purchaser relating to the Company’s sale of $100.0 million aggregate principal amount of its 4.85% fixed rate notes due 2024 (the “2024 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to institutional accredited investors under Rule 501 (a)(1), (2), (3), or (7) under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The 2024 Notes Purchase Agreement also includes customary representations, warranties, and covenants by the Company. Under the terms of the 2024 Notes Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The 2024 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2024 Notes were approximately $98.4 million, after deducting the Initial Purchaser’s discounts and commissions of approximately $1.2 million and estimated offering expenses of approximately $0.4 million, each payable by the Company. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes. The 2024 Notes were issued pursuant to the 2017 Indenture between the Company and The Trustee, and a Third Supplemental Indenture, dated as of December 5, 2019, between the Company and the Trustee. The 2024 Notes will mature on December 15, 2024, unless repurchased or redeemed in accordance with their terms prior to such date. The 2024 Notes bear interest at a rate of 4.85% per year payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2020. The 2024 Notes will be general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

payment to the 2024 Notes. The 2024 Notes will rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by the Company’s wholly owned, special purpose financing subsidiaries. The 2017 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2024 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the 2017 Indenture. In addition, if a change of control repurchase event, as defined in the 2017 Indenture, occurs prior to maturity, holders of the 2024 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2024 Notes at a repurchase price equal to 100% of the principal amount of the 2024 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
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
The weighted average annualized interest cost for all borrowings for the years ended December 31, 2019, 2018, and 2017 was 4.57%, 4.49%, and 3.96%, respectively. The average daily debt outstanding for the years ended December 31, 2019, 2018, and 2017 was $1.1 billion, $1.3 billion, and $1.0 billion, respectively. The maximum debt outstanding for the years ended December 31, 2019, 2018, and 2017 was $1.3 billion, $1.5 billion, and $1.2 billion, respectively.
The following table represents borrowings as of December 31, 2019:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	5/9/2023	$600,000	$436,652	$(6,738)	$429,914
Citi Credit Facility	5/31/2022	400,000	250,500	(2,271)	248,229
2024 Notes	12/15/2024	100,000	98,818	(184)	98,634
2023 Notes	5/30/2023	60,000	59,778	(644)	59,134
2022 Notes	12/30/2022	150,000	149,505	(1,367)	148,138
2020 Notes	9/1/2020	100,000	99,789	(84)	99,705
Totals		$1,410,000	$1,095,042	$(11,288)	$1,083,754

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

The following table represents borrowings as of December 31, 2018:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	5/9/2023	$545,000	$294,651	$(8,163)	$286,488
Citi Credit Facility	5/28/2020	400,000	293,500	(1,127)	292,373
2023 Notes	5/30/2023	60,000	59,713	(833)	58,880
2022 Notes	12/30/2022	150,000	149,340	(1,824)	147,516
2020 Notes	9/1/2020	100,000	99,474	(209)	99,265
Totals		$1,255,000	$896,678	$(12,156)	$884,522

The following table represents interest and debt fees for the year ended December 31, 2019:

	Year ended December 31, 2019
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (3)	Other Fees (4)
Wells Fargo Credit Facility	(1)	(2)	$19,628	$1,955	$1,142
Citi Credit Facility	L+1.60%	0.50%	13,163	858	487
2024 Notes	4.85%	n/a	368	3	—
2023 Notes	5.38%	n/a	3,290	189	9
2022 Notes	4.75%	n/a	7,290	456	9
2020 Notes	6.00%	n/a	6,332	125	8
Totals			$50,071	$3,586	$1,655
______________
(1) Interest rate is priced at one month's LIBOR with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum, depending on the composition of the portfolio of loans owned.
(2) Prior to the most recent amendment (March 15, 2019), the non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeds 25%. The non-usage fee for the three months from the most recent amendment is 0.50% on any principal amount unused. After the three months from the most recent amendment, the non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeds 25%.
(3) Amortization of deferred financing costs.
(4) Includes non-usage fees and custody fees.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

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
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates, and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature. The fair value of the Company's 2020 Notes, 2022 Notes, 2023 Notes, and 2024 Notes are derived from market indications provided by Bloomberg Finance L.P. at December 31, 2019. The fair value of the Company's 2020 Notes, 2022 Notes, and 2023 Notes are derived from market indications provided by Bloomberg Finance L.P. at December 31, 2018.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

At December 31, 2019, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2019 and December 31, 2018, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below (amounts in thousands):

	Level	Carrying Amount at December 31, 2019	Fair Value at December 31, 2019
Wells Fargo Credit Facility	3	$436,652	$436,652
Citi Credit Facility	3	250,500	250,500
2024 Notes	3	98,818	99,722
2023 Notes	3	59,778	60,721
2022 Notes	3	149,505	151,937
2020 Notes	3	99,789	101,389
		$1,095,042	$1,100,921

	Level	Carrying Amount at December 31, 2018	Fair Value at December 31, 2018
Wells Fargo Credit Facility	3	$294,651	$294,651
Citi Credit Facility	3	293,500	293,500
2023 Notes	3	59,713	59,820
2022 Notes	3	149,340	147,717
2020 Notes	3	99,474	102,287
		$896,678	$897,975

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
At December 31, 2019 and 2018, the forward foreign currency contracts were classified within Level 2 of the fair value hierarchy. The foreign currency forward contract held as of December 31, 2019, was subject to ISDA Master Agreements or similar agreements. The foreign currency forward contract held as of December 31, 2018, was not subject to a master netting arrangement or other similar agreement.
The Company is operated by a person who has claimed an exclusion from the definition of the "commodity pool operator" under the Commodity Exchange Act, and, therefore, who is not subject to registration or regulation as a pool operator under such Act.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

Note 7 — Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2019, the Company had unfunded commitments on delayed draw term loans of $24.9 million (including $21.8 million of non-discretionary commitments and $3.1 million of discretionary commitments), unfunded commitments on revolver term loans of $28.0 million, and unfunded equity capital discretionary commitments of $21.4 million. As of December 31, 2018, the Company had unfunded commitments on delayed draw term loans of $15.2 million, unfunded commitments on revolver term loans of $21.1 million, and unfunded equity capital commitments of $0.5 million. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

As of December 31, 2019 the Company's unfunded commitments consisted of the following:
December 31, 2019

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
AMI Entertainment Network, LLC	Senior Secured First Lien Debt	Revolver term loan	$1,234	$1,234
Arch Global Precision, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,071	1,071
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver term loan	1,008	1,008
CCW, LLC	Senior Secured First Lien Debt	Revolver term loan	1,500	200
CDHA Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	7,580	7,027
CDHA Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,264	834
Corfin Industries, LLC	Senior Secured First Lien Debt	Revolver term loan	956	956
CRS-SPV, Inc.	Senior Secured First Lien Debt	Revolver term loan	224	162
Florida Food Products, LLC	Senior Secured First Lien Debt	Revolver term loan	1,647	231
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver term loan	2,753	2,655
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	80	34
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,810	2,649
Integral Ad Science, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,085	1,085
Lakeview Health Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	315	186
MED Parentco, LP	Senior Secured First Lien Debt	Delayed draw term loan	1,437	1,131
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	547	547
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	1,131	1,131
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,324	1,324
Muth Mirror Systems, LLC	Senior Secured First Lien Debt	Revolver term loan	1,299	1,299
New Amsterdam Software Bidco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,790	1,790
Norvax, LLC	Senior Secured First Lien Debt	Revolver term loan	1,152	1,152
ORG Chemical Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	6,503	3,083
Planet Equity Group, LLC	Senior Secured First Lien Debt	Revolver term loan	2,325	2,325
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,316	1,316
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	1,895
Reddy Ice Corp.	Senior Secured First Lien Debt	Delayed draw term loan	2,518	2,518
Reddy Ice Corp.	Senior Secured First Lien Debt	Revolver term loan	1,762	1,762
Safety Products/JHC Acquisition Corp.	Senior Secured First Lien Debt	Delayed draw term loan	2,171	1,214
SitusAMC Holdings Corp.	Senior Secured First Lien Debt	Delayed draw term loan	752	752
Subsea Global Solutions, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,744	2,352
Subsea Global Solutions, LLC	Senior Secured First Lien Debt	Revolver term loan	963	575
Tap Rock Resources, LLC	Equity/Other	Equity	42,100	21,428
Tillamook Country Smoker, LLC	Senior Secured First Lien Debt	Revolver term loan	1,618	539
University of St. Augustine Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,615	2,615
Vantage Mobility International, LLC	Senior Secured First Lien Debt	Delayed draw term loan	196	196
WMK, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,528	2,618
WMK, LLC	Senior Secured First Lien Debt	Revolver term loan	2,618	1,484
Total			$111,520	$74,378

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

Guarantees
Park Ave RE, Inc. through its wholly-owned subsidiaries (including Park Ave RE Holdings, LLC), is in the business of purchasing commercial properties from owner-operators and leasing the properties back to the original owners under long term leasing arrangements. The Company has provided a non-recourse carveout guarantee to its controlled portfolio company, Park Ave RE Holdings, LLC, in connection with a secured loan. Although the loan is generally non-recourse in nature, the Company will nevertheless be responsible for liabilities of the portfolio company upon the occurrence of certain events deemed carveouts to such non-recourse nature (including fraud or misrepresentation, bankruptcy, misapplication of funds, and distributions or incurrence of additional indebtedness in violation of the terms of the loan). This guarantee no longer exists as of December 31, 2019.
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
Note 9 — Common Stock
On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through December 31, 2019, the Company issued 215.9 million shares of common stock for gross proceeds of $2.3 billion, including the shares purchased by an affiliate of BSP and shares issued under the Company's DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. From inception of the Company's DRIP plan to December 31, 2019, the Company had repurchased 25.6 million shares of common stock through its share repurchase program for payments of $222.2 million. As of December 31, 2018, the Company had repurchased 21.2 million shares of common stock for payments of $185.9 million. Amounts include additional shares tendered for death and disability as permitted.
The following table reflects the common stock activity for the year ended December 31, 2019:

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	4,373,786	34,905
Share Repurchases	(4,490,328)	(36,286)
	(116,542)	$(1,381)

The following table reflects the common stock activity for the year ended December 31, 2018:

	Shares	Value
Shares Sold	10,975,610	$90,000
Shares Issued through DRIP	4,720,005	38,983
Share Repurchases	(5,105,554)	(42,313)
	10,590,061	$86,670

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

The following table reflects the stockholders' equity activity for the years ended December 31, 2019, 2018, and 2017:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Net assets attributable to non-controlling interest	Total Stockholders' Equity
Balance as of December 31, 2016	177,120,791	$177	$1,729,865	$(203,129)	$2,821	$1,529,734
Net investment income	—	—	—	106,011	29	106,040
Net realized loss from investment transactions	—	—	—	(53,135)	—	(53,135)
Net change in unrealized appreciation (depreciation) on investments, and foreign exchange currency contracts, net of deferred taxes	—	—	—	25,513	(29)	25,484
Repurchases	(3,548,885)	(3)	(30,209)	—	—	(30,212)
Distributions to stockholders	—	—	—	(135,850)	—	(135,850)
Reinvested dividends	6,162,092	6	52,449	—	—	52,455
Tax adjustment	—	—	688	(688)	—	—
Balance as of December 31, 2017	179,733,998	$180	$1,752,793	$(261,278)	$2,821	$1,494,516
Net investment income	—	—	—	103,385	25	103,410
Net realized loss from investment transactions	—	—	—	(24,310)	—	(24,310)
Net change in unrealized appreciation (depreciation) on investments, and foreign exchange currency contracts, net of deferred taxes	—	—	—	(50,829)	840	(49,989)
Issuance of common stock, net of issuance costs	10,975,610	11	89,989	—	—	90,000
Repurchases	(5,105,554)	(5)	(42,308)	—	—	(42,313)
Distributions to stockholders	—	—	—	(117,578)	—	(117,578)
Reinvested dividends	4,720,005	4	38,979	—	—	38,983
Tax adjustment	—	—	(27,483)	27,483	—	—
Balance as of December 31, 2018	190,324,059	$190	$1,811,970	$(323,127)	$3,686	$1,492,719
Net investment income	—	—	—	108,248	9	108,257
Net realized loss from investment transactions	—	—	—	(64,525)	—	(64,525)
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of deferred taxes	—	—	—	48,749	3,017	51,766
Acquisition of non-controlling interest	—	—	6,024	—	(6,712)	(688)
Repurchases	(4,490,328)	(4)	(36,282)	—	—	(36,286)
Distributions to stockholders	—	—	—	(123,465)	—	(123,465)
Reinvested dividends	4,373,786	4	34,901	—	—	34,905
Tax adjustment	—	—	30,699	(30,699)	—	—
Balance as of December 31, 2019	190,207,517	$190	$1,847,312	$(384,819)	$—	$1,462,683

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

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
On March 8, 2016, the Company's Board of Directors amended the Company's SRP. The Company intends to conduct tender offers on a semi-annual basis, instead of on a quarterly basis as was done previously. The Company intends to continue to limit the number of shares to be repurchased in any calendar year to 10% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% at each semi-annual tender offer. In addition, in the event of a stockholder’s death or disability, the Company may, in its sole discretion, accept up to the full amount tendered by such stockholder of the current net asset value per share. Any repurchases of shares made in connection with a stockholder’s death or disability may be included within the overall limitation imposed on tender offers during the relevant redemption period, which provides that the Company may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period. The Company's eight most recent tender offers were oversubscribed.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

Note 11 — Earnings Per Share
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of December 31, 2019, 2018, and 2017.
The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the years ended December 31, 2019, 2018, and 2017.

	For the years ended December 31,
	2019	2018	2017
Basic and diluted
Net increase in net assets resulting from operations	$92,472	$28,246	$78,389
Weighted average common shares outstanding	189,940,267	180,861,382	179,179,656
Net increase in net assets resulting from operations per share	$0.49	$0.16	$0.44
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
From time to time, the Company may also pay interim distributions at the discretion of its Board of Directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets and non-capital gain proceeds from the sale of assets. The Company’s distributions may exceed its earnings, and as a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of December 31, 2019, the Company had accrued $10.5 million in stockholder distributions that were unpaid. As of December 31, 2018, the Company had accrued $10.5 million in stockholder distributions that were unpaid.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus net realized short-term capital gains in excess of net realized long-term capital losses). If the Company's expenses in a given taxable year exceed gross taxable income (e.g., as the result of large amounts of equity-based compensation), it would incur a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to the RIC’s stockholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such net capital losses, and use them to offset capital gains indefinitely. Due to these limits on the deductibility of expenses and net capital losses, the Company may for tax purposes have aggregate taxable income for several taxable years that it is required to distribute and that is taxable to stockholders even if such taxable income is greater than the aggregate net income the Company actually earned during those taxable years. Such required distributions may be made from the Company cash assets or by liquidation of investments, if necessary. The Company may realize gains or losses from such liquidations. In the event the Company realizes net capital gains from such transactions, the Company may make a larger capital gain distribution than it would have made in the absence of such transactions.
The tax character of distributions for the fiscal years ended December 31, 2019, 2018 and 2017 were as follows (dollars in thousands):

	For the years ended December 31,
	2019		2018		2017
Ordinary income distributions	$123,465	100.0%	$117,578	100.0%	$135,850	100.0%
Capital gains distributions	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total distributions	$123,465	100.0%	$117,578	100.0%	$135,850	100.0%
For the years ended December 31, 2019, 2018 and 2017, the reconciliation of net increase in net assets resulting from operations to taxable income is as follows (dollars in thousands):

	For the years ended December 31,
	2019	2018	2017
Book income from operating activities	$92,472	$28,246	$78,389
Net unrealized (gain) loss on investments	517	135	(25,512)
Nondeductible expenses	1,771	1,605	1,619
Temporary differences	36,875	91,232	91,787
Taxable income before deductions for distributions paid	$131,635	$121,218	$146,283
For the years ended December 31, 2019, 2018 and 2017, the components of accumulated gain and losses on a tax basis were as follows:

	For the years ended December 31,
	2019	2018	2017
Undistributed ordinary income	$31,010	$19,831	$33,312
Undistributed long-term capital loss carryforward	(206,292)	(82,139)	(75,415)
Total undistributed net earnings (loss carryforward)	(175,282)	(62,308)	(42,103)
Net unrealized loss on investments	(204,294)	(287,449)	(216,881)
Total undistributed taxable income	$(379,576)	$(349,757)	$(258,984)
As of December 31, 2019, the Company had long term capital loss carryforwards, with no expirations of $206.3 million available to offset future realized capital gains.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

At December 31, 2019, gross unrealized appreciation and gross unrealized depreciation based on cost for federal income tax purposes are as follows:

December 31, 2019
Tax cost	$2,749,721
Gross unrealized appreciation	84,961
Gross unrealized depreciation	(289,255)
During the year ended December 31, 2019, as a result of permanent book-to-tax differences, the Company made reclassifications among components of net assets as follows:

	Total distributable loss	Paid in capital
2019	$(466)	$466
The differences were attributable to non-deductible expenses, investments in partnerships, controlled foreign corporations, certain debt investments and subsidiaries. Aggregate stockholders’ equity was not affected by this reclassification.
Tax information for the fiscal year ended December 31, 2019 is an estimate and will not be finally determined until the Company files its 2019 tax return.
The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company's current tax year, 2018, 2017, and 2016 federal tax returns remain subject to examination by the Internal Revenue Service.
As of December 31, 2019, the Company had a deferred tax asset of $1.5 million and a deferred tax liability of $(3.1) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.5 million. As of December 31, 2018, the Company had a deferred tax asset of $1.3 million and a deferred tax liability of $(4.1) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.3 million. As of December 31, 2017, the Company had a deferred tax asset of $1.6 million and a deferred tax liability of $(3.6) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.6 million.
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
As of December 31, 2019, the Company had differences between book basis and tax basis cost of investments of $108.6 million from investments classified as partnerships, certain debt investments, and controlled foreign corporations for U.S. tax purposes and $1.4 million from amortization of market discount. As of December 31, 2018, the Company had differences between book basis and tax basis cost of investments of $140.7 million from investments classified as partnerships, passive foreign investment companies, or controlled foreign corporations for U.S. tax purposes and $(1.1) million from amortization of market discount. As of December 31, 2017, the Company had differences between book basis and tax basis cost of investments of $121.9 million from investments classified as partnerships, passive foreign investment companies, or controlled foreign corporations for U.S. tax purposes and $(0.2) million from amortization of market discount.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

Note 14 — Financial Highlights
The following is a schedule of financial highlights for the years ended December 31, 2019, 2018, 2017, 2016, and 2015:

	For the years ended December 31,
	2019	2018	2017	2016 (9)	2015
Per share data:
Net asset value, beginning of period	$7.82	$8.30	$8.62	$8.97	$9.74
Results of operations (1)
Net investment income	0.57	0.57	0.59	0.67	0.66
Net realized and unrealized gain (loss), net of deferred taxes	(0.07)	(0.41)	(0.15)	(0.14)	(0.60)
Net change in unrealized depreciation attributable to non-controlling interests	(0.01)	—	—	(0.01)	(0.01)
Net increase in net assets resulting from operations	0.49	0.16	0.44	0.52	0.05
Stockholder distributions (2)
Distributions from net investment income	(0.65)	(0.65)	(0.76)	(0.87)	(0.77)
Distributions from net realized gain on investments	—	—	—	—	(0.01)
Return of capital	—	—	—	—	(0.09)
Net decrease in net assets resulting from stockholder distributions	(0.65)	(0.65)	(0.76)	(0.87)	(0.87)
Capital share transactions
Issuance of common stock (3)	—	0.01	—	—	0.18
Acquisition of non-controlling interest	0.03	—	—	—	—
Repurchases of common stock	—	—	—	—	(0.12)
Offering costs	—	—	—	—	(0.01)
Net increase in net assets resulting from capital share transactions	0.03	0.01	—	—	0.05
Net asset value, end of period	$7.69	$7.82	$8.30	$8.62	$8.97
Shares outstanding at end of period	190,207,517	190,324,059	179,733,998	177,120,791	179,142,028
Total return (5)	6.60%	1.96%	5.24%	6.02%	0.67%
Ratio/Supplemental data:
Net assets attributable to BDCA, end of period (in thousands)	$1,462,683	$1,489,033	$1,491,695	$1,526,913	$1,606,366
Total net assets, end of period (in thousands)	$1,462,683	$1,492,719	$1,494,516	$1,529,734	$1,610,485
Ratio of net investment income to average net assets (4)(7)	7.26%	6.92%	7.01%	7.64%	7.11%
Ratio of total expenses to average net assets (4)(7)(8)	9.14%	8.94%	7.79%	6.98%	5.08%
Ratio of incentive fees to average net assets (4)	1.82%	1.45%	1.30%	1.14%	0.41%
Ratio of debt related expenses to average net assets	3.71%	3.70%	2.90%	2.38%	1.65%
Portfolio turnover rate (6)	32.24%	45.58%	40.06%	24.99%	32.21%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

______________

(1)
The per share data was derived by using the weighted average shares outstanding during the period. For the years ended December 31, 2019, 2018, 2017, and 2016 net investment income per share was $0.57, $0.57, $0.59, and $0.67. Net investment income per share excluding the expense waiver and reimbursements equals $0.64 for the year ended December 31, 2015.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock.

(4)
For the years ended December 31, 2019, 2018, 2017 and 2016 there was no expense waiver. For the year ended December 31, 2015, excluding the expense waiver and reimbursement, the ratio of net investment income, total expenses, and incentive fees to average net assets is 6.89%, 5.30%, and 0.63%, respectively.

(5)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. The total return based on net asset value for the years ended December 31, 2019, 2018, 2017, 2016, and 2015, includes the effect of expense waivers and reimbursements which equaled 0.00%, 0.00%, 0.00%, 0.00%, and 0.22%, respectively.

(6)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value.

(7)	Offering costs are not included as an expense in the calculation of this ratio.

(8)	Ratio of total expenses to average net assets is calculated using total operating expenses, including income tax expense over average net assets.

(9)	Effective November 1, 2016, the investment advisor of the Company changed.
Note 15 – Selected Quarterly Data (Unaudited)
The following are the quarterly results of operations for the years ended December 31, 2019 and 2018. The operating results for any quarter are not necessarily indicative of results for any future period:

Quarter Ended	Total Investment Income	Net Investment Income	Net Realized and Unrealized Gain (Loss)	Net Increase (Decrease) In Net Assets Resulting from Operations	Net Investment Income per Share	Net Increase (Decrease) in Net Assets Resulting from Operations per Share	Net Asset Value per Common Share at End of Quarter
December 31, 2019	$58,160	$26,052	$(10,526)	$15,526	$0.14	$0.08	$7.69
September 30, 2019	63,192	27,940	(39,990)	(12,050)	0.15	(0.06)	7.75
June 30, 2019	62,052	27,092	6,072	33,164	0.14	0.17	7.97
March 31, 2019	61,101	27,164	28,668	55,832	0.14	0.29	7.96
December 31, 2018	60,404	25,617	(66,043)	(40,426)	0.14	(0.22)	7.82
September 30, 2018	59,182	25,799	2,684	28,483	0.14	0.16	8.20
June 30, 2018	58,922	25,815	(7,602)	18,213	0.14	0.10	8.20
March 31, 2018	58,504	26,154	(4,178)	21,976	0.15	0.12	8.26
Note 16 – Senior Securities
Information about our senior securities (including debt securities and other indebtedness) is shown in the following tables as of the years ended December 31, 2019, 2018, 2017, 2016, and 2015.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

The following is a summary of the senior securities as of December 31, 2019 (dollars in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Wells Fargo Credit Facility	$436,652	$—	$—	N/A
Citi Credit Facility	250,500	—	—	N/A
2024 Notes	98,818	—	—	N/A
2023 Notes	59,778	—	—	N/A
2022 Notes	149,505	—	—	N/A
2020 Notes	99,789	—	—	N/A
	$1,095,042	$2,336	$—	N/A
The following is a summary of the senior securities as of December 31, 2018 (dollars in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Wells Fargo Credit Facility	$294,651	$—	$—	N/A
Citi Credit Facility	293,500	—	—	N/A
2023 Notes	59,713	—	—	N/A
2022 Notes	149,340	—	—	N/A
2020 Notes	99,474	—	—	N/A
	$896,678	$2,688	$—	N/A
The following is a summary of the senior securities as of December 31, 2017 (dollars in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Wells Fargo Credit Facility	$188,051	$—	$—	N/A
Citi Credit Facility	336,003	—	—	N/A
UBS Credit Facility	232,500	—	—	N/A
2022 Notes	149,175	—	—	N/A
2020 Notes	99,158	—	—	N/A
JPMC PB Account	36,262	—	—	N/A
	$1,041,149	$2,435	$—	N/A
The following is a summary of the senior securities as of December 31, 2016 (dollars in thousands):

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Wells Fargo Credit Facility	$298,152	$—	$—	N/A
Citi Credit Facility	286,003	—	—	N/A
UBS Credit Facility	232,500	—	—	N/A
2020 Notes	98,842	—	—	N/A
	$915,497	$2,671	$—	N/A

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

The following is a summary of the senior securities as of December 31, 2015 (dollars in thousands):

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

(3)	Not applicable because senior securities are not registered for public trading.
Note 17 – Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2019:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2019
Control Investments
California Resources Development JV, LLC (2) (5) (7)	Equity/Other	Energy	$887	$28,973	$—	$(28,402)	$—	$(571)	$—
Capstone Nutrition Common Stock (fka Integrity Nutraceuticals, Inc.) (2) (5) (7) (8)	Equity/Other	Consumer	—	—	—	(159)	(1,471)	1,630	—
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) - L+12.50% (15.08%), 9/25/2020 (2) (5) (6) (7)	Senior Secured First Lien Debt	Consumer	—	3,219	1,804	(5,471)	838	(390)	—
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) - L+12.50% (15.08%), 9/19/2020 (2) (5) (6) (7)	Senior Secured First Lien Debt	Consumer	(12)	3,459	—	(1,612)	(14,794)	12,947	—
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) - L+12.50% (15.08%), 9/25/2020 (2) (5) (6) (7)	Senior Secured First Lien Debt	Consumer	—	7,692	—	(3,282)	(30,365)	25,955	—
Capstone Nutrition Class B and C Common Stock (fka Integrity Nutraceuticals, Inc.) (2) (5) (7) (8)	Equity/Other	Consumer	—	—	—	—	—	—	—
CRD Holdings, LLC - 9.00% (2) (7)	Equity/Other	Energy	3,341	—	41,560	(13,494)	—	877	28,943
CRS-SPV, Inc. (2) (7) (8)	Equity/Other	Industrials	26	2,221	—	—	—	—	2,221
CRS-SPV, Inc. - L+4.50% (6.30%), 3/8/2020 (2) (7)	Senior Secured First Lien Debt	Industrials	2	—	67	(5)	—	—	62
Kahala Ireland OpCo Designated Activity Company - L+8.00% (13.00%), 12/22/2028 (2) (3) (6) (7)	Senior Secured First Lien Debt	Transportation	11,695	111,549	38,000	(44,000)	—	—	105,549
Kahala Ireland OpCo Designated Activity Company (2) (3) (7) (8)	Equity/Other	Transportation	—	20,329	—	—	—	36,897	57,226

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2019
Kahala Ireland OpCo Designated Activity Company (2) (3) (7) (8)	Equity/Other	Transportation	$—	$3,250	$—	$(36)	$—	$36	$3,250
Kahala US OpCo, LLC - 13.00% (2) (3) (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
MGTF Holdco, LLC (2) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
MGTF Radio Company, LLC - L+6.00% (7.80%), 4/1/2024 (2) (7)	Senior Secured First Lien Debt	Media/Entertainment	3,754	—	62,291	(4,472)	12	(3,660)	54,171
MGTF Radio Company, LLC - P+3.50% (9.00%), 3/29/2020 (2) (5) (7)	Senior Secured First Lien Debt	Media/Entertainment	(9)	—	37,577	(37,977)	21	379	—
MGTF Radio Company, LLC - 16.00%, 3/30/2020 (2) (5) (7)	Subordinated Debt	Media/Entertainment	188	—	20,082	(24,309)	—	4,227	—
NexSteppe, Inc. (2) (7) (8)	Equity/Other	Chemicals	—	—	—	—	—	—	—
NexSteppe, Inc. - 12.00% 3/31/2020 (2) (6) (7)	Senior Secured First Lien Debt	Chemicals	—	—	—	—	—	—	—
NexSteppe, Inc. - 12.00% 3/31/2020 (2) (6) (7)	Senior Secured First Lien Debt	Chemicals	—	—	—	—	—	—	—
NMFC Senior Loan Program I, LLC (2)	Equity/Other	Diversified Investment Vehicles	5,864	50,573	—	—	—	(3,263)	47,310
Park Ave RE Holdings, LLC - 13.00% 12/31/2021 (2) (6) (7)	Subordinated Debt	Financials	4,858	37,192	1,750	(1,705)	—	—	37,237
Park Ave RE Holdings, LLC (2) (7) (8)	Equity/Other	Financials	—	15,578	2,500	(4,246)	4,486	(7,185)	11,133
Park Ave RE Holdings, LLC (2) (5) (7) (8)	Equity/Other	Financials	—	23,645	—	(23,645)	—	—	—
Siena Capital Finance, LLC - 12.50% 8/16/2021 (2) (7)	Subordinated Debt	Financials	2,346	—	22,492	—	—	8	22,500
Siena Capital Finance, LLC (2) (7)	Equity/Other	Financials	4,732	—	36,631	—	(94)	378	36,915
WPNT, LLC (2) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Total Control Investments			$37,672	$307,680	$264,754	$(192,815)	$(41,367)	$68,265	$406,517

Affiliate Investments
Answers Corp. (7)	Equity/Other	Media/Entertainment	$818	$1,909	$—	$—	$—	$(1,182)	$727
B&M CLO, Ltd. 2014-1A SUB - 0.00%, 4/16/2026 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	46	6,029	—	(5,839)	(4,685)	4,495	—
Capstone Nutrition Development, LLC (7) (8)	Equity/Other	Consumer	—	—	4,788	—	—	—	4,788
CVP Cascade CLO, Ltd. 2013-CLO1 SUB - 0.00%, 1/16/2026 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	221	1,166	—	(539)	(435)	(192)	—
CVP Cascade CLO, Ltd. 2013-CLO1 Side Letter - 0.00%, 1/16/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	12	68	—	(405)	—	337	—
CVP Cascade CLO, Ltd. 2014-2A Side Letter - 0.00%, 7/18/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	43	274	—	(550)	—	276	—
Danish CRJ, Ltd. (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
Figueroa CLO, Ltd. 2014-1A FR - L+10.00% (12.30%), 1/15/2027 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	857	7,508	—	(5,730)	(2,270)	492	—
Figueroa CLO, Ltd. 2014-1A SUB - 0.00%, 1/15/2027 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	324	7,468	—	(6,289)	(5,280)	4,101	—

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2019
Figueroa CLO, Ltd. 2014-1A Side Letter - 0.00%, 1/15/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	$37	$483	$—	$(550)	$—	$67	$—
Frank Entertainment Group, LLC - 6.00% 12/31/2019 (5) (7)	Senior Secured First Lien Debt	Media/Entertainment	—	1,441	—	(347)	(1,489)	395	—
Frank Entertainment Group, LLC - L+9.00% (11.03%), 12/31/2019 (5) (6) (7)	Senior Secured First Lien Debt	Media/Entertainment	—	—	867	—	(867)	—	—
Frank Entertainment Group, LLC - 12.00% 12/31/2019 (5) (6) (7)	Senior Secured Second Lien Debt	Media/Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (5) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (5) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (5) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Frontstreet Facility Solutions, Inc. - 13.00%, 3/1/2021 (5) (7)	Subordinated Debt	Telcom	26	189	—	(123)	(104)	38	—
Frontstreet Facility Solutions, Inc. (5) (7) (8)	Equity/Other	Telcom	—	—	—	(128)	128	—	—
MidOcean Credit CLO 2013-2A INC - 0.76%, 1/29/2025 (7)	Collateralized Securities	Diversified Investment Vehicles	432	16,534	—	(3,630)	—	(1,069)	11,835
MidOcean Credit CLO III, LLC - 13.99%, 7/21/2026 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	431	14,651	—	(17,458)	544	2,263	—
MidOcean Credit CLO 2015-4A INC - 0.00%, 4/15/2027 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	—	8,595	—	(6,795)	(5,310)	3,510	—
NewStar Arlington Senior Loan Program, LLC 14-1A SUB - 16.56%, 7/25/2025 (7)	Collateralized Securities	Diversified Investment Vehicles	3,546	24,788	—	(447)	—	(4,644)	19,697
NewStar Arlington Senior Loan Program, LLC 14-1A FR - L+11.00% (12.94%), 4/25/2031 (7)	Collateralized Securities	Diversified Investment Vehicles	664	4,425	18	—	—	169	4,612
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F - L+7.50% (9.47%), 1/20/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	1,244	8,580	162	—	—	467	9,209
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB - 21.81%, 1/20/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	1,639	11,895	—	(3,032)	—	(2,256)	6,607
OFSI Fund, Ltd. 2014-6A SUB - 0.00%, 3/20/2025 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	—	3,008	—	(1,535)	(8,468)	6,995	—
OFSI Fund, Ltd. 2014-6A Side Letter - 0.00%, 3/20/2025 (7)	Collateralized Securities	Diversified Investment Vehicles	—	199	—	(238)	—	39	—
PCX Aerostructures, LLC - 6.00%, 8/9/2021 (6) (7)	Subordinated Debt	Industrials	464	—	6,023	—	—	(115)	5,908
PCX Aerostructures, LLC (7) (8)	Equity/Other	Industrials	—	—	—	—	—	—	—
PCX Aerostructures, LLC (7) (8)	Equity/Other	Industrials	—	—	—	—	—	—	—
PCX Aerostructures, LLC (7) (8)	Equity/Other	Industrials	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	647	8,705	304	—	—	(302)	8,707

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2019
Tap Rock Resources, LLC (7) (8)	Equity/Other	Energy	$—	$—	$20,672	$—	$—	$207	$20,879
Tax Defense Network, LLC - L+6.00% (10.00%), 4/30/2020 (6) (7)	Senior Secured First Lien Debt	Consumer	(4)	1,195	—	(111)	—	178	1,262
Tax Defense Network, LLC - L+6.00% (10.00%), 4/30/2020 (6) (7)	Senior Secured First Lien Debt	Consumer	(30)	6,732	—	(631)	3	1,004	7,108
Tax Defense Network, LLC - L+10.00% (10.00%), 4/30/2020 (6) (7)	Senior Secured First Lien Debt	Consumer	—	—	2,357	—	—	—	2,357
Tax Defense Network, LLC (7) (8)	Equity/Other	Consumer	—	—	—	—	—	—	—
Tax Defense Network, LLC (7) (8)	Equity/Other	Consumer	—	—	—	—	—	—	—
Team Waste, LLC (7) (8)	Equity/Other	Industrials	—	2,235	—	—	—	—	2,235
Tennenbaum Waterman Fund, LP	Equity/Other	Diversified Investment Vehicles	1,381	10,137	—	—	—	(296)	9,841
THL Credit Greenway Fund II, LLC	Equity/Other	Diversified Investment Vehicles	1,636	7,435	—	(3,290)	—	(1,591)	2,554
TwentyEighty, Inc. (5) (7) (8)	Equity/Other	Business Services	—	—	—	(6,465)	6,465	—	—
TwentyEighty, Inc. - L+8.00% (10.33%), 3/31/2020 (5) (6) (7)	Senior Secured First Lien Debt	Business Services	40	300	13	(304)	17	(26)	—
TwentyEighty, Inc. - 8.00%, 3/31/2020 (5) (6) (7)	Senior Secured First Lien Debt	Business Services	1,013	6,422	813	(6,754)	481	(962)	—
TwentyEighty, Inc. - 9.00%, 3/31/2020 (5) (6) (7)	Senior Secured First Lien Debt	Business Services	992	6,158	981	(6,709)	438	(868)	—
Vantage Mobility International, LLC - L+6.00% (7.80%), 6/30/2023 (6) (7)	Senior Secured Second Lien Debt	Transportation	—	—	2,742	—	—	141	2,883
Vantage Mobility International, LLC - L+6.00% (8.44%), 6/30/2023 (5)	Senior Secured First Lien Debt	Transportation	—	—	2,351	(2,351)	—	—	—
Vantage Mobility International, LLC - L+7.75% (10.26%), 9/1/2021 (5) (7)	Subordinated Debt	Transportation	480	—	5,842	(5,490)	(509)	157	—
Vantage Mobility International, LLC (7) (8)	Equity/Other	Transportation	—	—	3,140	—	—	(2,198)	942
Vantage Mobility International, LLC (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB - 0.00%, 5/1/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	18	3,975	—	(1,895)	—	(1,794)	286
Whitehorse, Ltd. 2014-1A Side Letter - 10.44%, 5/1/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	8	297	—	(342)	—	80	35
Whitehorse, Ltd. 2014-1A E - L+4.55% (6.46%), 5/1/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	297	—	7,314	—	—	(260)	7,054
World Business Lenders, LLC (7) (8)	Equity/Other	Financials	—	3,759	—	(3,755)	—	(4)	—
Total Affiliate Investments			$17,282	$176,560	$58,387	$(91,732)	$(21,341)	$7,652	$129,526
Total Control & Affiliate Investments			$54,954	$484,240	$323,141	$(284,547)	$(62,708)	$75,917	$536,043

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

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

(1)	The principal amount and ownership detail are shown in the consolidated schedules of investments.

(2)	This investment was not deemed significant under Regulation S-X as of December 31, 2019.

(3)
For the year ended December 31, 2019, the Company had determined that it must include audited financial statements of Kahala Ireland Opco Designated Activity Company because it was a controlled investment and was required to do so under SEC Rule 3-09. The audited financial statements were attached as Exhibit 99.1 in the Company's 2019 Form 10-K.

(4)	Gross of deferred taxes in the amount of $1.0 million.

(5)	Investment no longer held as of December 31, 2019.

(6)	Investment paid or has the option to pay all or a portion of interest and dividends via payment-in-kind.

(7)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).

(8)	Investment is non-income producing at December 31, 2019.
Dividends and interest for the year ended December 31, 2019 attributable to Controlled and Affiliated investments no longer held as of December 31, 2019 were $5.5 million.
Realized loss for the year ended December 31, 2019 attributable to Controlled and Affiliated investments no longer held as of December 31, 2019 was $67.1 million.
Change in unrealized gain for the year ended December 31, 2019 attributable to Controlled and Affiliated investments no longer held as of December 31, 2019 was $64.6 million.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2017	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at December 31, 2018
Kahala Ireland OpCo Designated Activity Company (3) (5) (10)	Equity/Other	Transportation	$—	$11,709	$—	$—	$—	$8,620	$20,329
Kahala Ireland OpCo Designated Activity Company (3) (5) (10)	Equity/Other	Transportation	—	3,250	—	(20)	—	20	3,250
Kahala US OpCo, LLC - 13.00% (3) (5) (10)	Equity/Other	Transportation	—	—	—	—	—	—	—
NexSteppe, Inc. (5) (10)	Equity/Other	Chemicals	—	—	—	—	—	—	—
NexSteppe, Inc. - 12.00%, 3/31/2019 (5) (8)	Senior Secured First Lien Debt	Chemicals	—	—	250	—	—	(250)	—
NexSteppe, Inc. - 12.00%, 3/31/2019 (5) (8)	Senior Secured First Lien Debt	Chemicals	—	—	—	—	—	—	—
NMFC Senior Loan Program I, LLC	Equity/Other	Diversified Investment Vehicles	6,051	50,805	—	—	—	(232)	50,573
Park Ave RE Holdings, LLC - 13.00%, 12/31/2021 (2) (5) (8) (9)	Subordinated Debt	Financials	4,902	37,192	—	—	—	—	37,192
Park Ave RE Holdings, LLC (2) (5) (10)	Equity/Other	Financials	—	12,678	102	—	—	2,798	15,578
Park Ave RE Holdings, LLC - 8.00% (2) (5) (10)	Equity/Other	Financials	—	23,645	—	—	—	—	23,645
South Grand MM CLO I, LLC (7)	Equity/Other	Diversified Investment Vehicles	100	28,904	—	(29,555)	460	191	—
Total Control Investments			$32,632	$350,279	$17,299	$(69,255)	$460	$8,897	$307,680

Affiliate Investments
Answers Corp. (5)	Equity/Other	Media/Entertainment	$—	$14,231	$—	$—	$—	$(12,322)	$1,909
Answers Corp. (5) (7)	Senior Secured First Lien Debt	Media/Entertainment	82	2,916	7	(3,007)	55	29	—
Answers Corp. - L+7.90% (9.00%), 9/15/2021 (5) (7)	Senior Secured Second Lien Debt	Media/Entertainment	557	4,371	153	(4,675)	435	(284)	—
B&M CLO, Ltd. 2014-1A SUB - 0.00%, 4/16/2026 (5)	Collateralized Securities	Diversified Investment Vehicles	767	12,804	—	(3,003)	(1,857)	(1,915)	6,029
Basho Technologies, Inc. (7)	Senior Secured First Lien Debt	Software	—	—	—	(1,238)	(5,247)	6,485	—
Basho Technologies, Inc. (7)	Senior Secured First Lien Debt	Software	—	—	—	—	(2,550)	2,550	—
Basho Technologies, Inc. (7)	Equity/Other	Software	—	—	—	—	(2,000)	2,000	—
CVP Cascade CLO, Ltd. 2013-CLO1 SUB - 0.00%, 1/16/2026 (5)	Collateralized Securities	Diversified Investment Vehicles	633	4,121	—	(1,143)	(5,500)	3,688	1,166
CVP Cascade CLO, Ltd. 2013-CLO1 Side Letter (5)	Collateralized Securities	Diversified Investment Vehicles	15	602	—	(629)	(343)	438	68
CVP Cascade CLO, Ltd. 2014-2A Side Letter (5)	Collateralized Securities	Diversified Investment Vehicles	19	1,101	—	(701)	—	(126)	274
Danish CRJ, Ltd. (5) (10)	Equity/Other	Transportation	—	605	—	(1)	—	(604)	—
Figueora - Class F Notes - 12.79%, 1/15/2027 (5)	Collateralized Securities	Diversified Investment Vehicles	465	—	8,000	—	—	(492)	7,508
Figueroa CLO, Ltd. 2014-1A Side Letter (5)	Collateralized Securities	Diversified Investment Vehicles	44	895	—	(617)	—	205	483

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2017	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at December 31, 2018
Figueroa CLO, Ltd. 2014-1A SUB - 0.00%, 1/15/2027 (5)	Collateralized Securities	Diversified Investment Vehicles	$882	$12,508	$—	$(852)	$(4,000)	$(188)	$7,468
Frank Entertainment Group, LLC - 6.00%, 6/30/2019 (5)	Senior Secured First Lien Debt	Media/Entertainment	—	—	1,836	—	—	(395)	1,441
Frank Entertainment Group, LLC - 10.00%, 6/30/2019 (5)	Senior Secured Second Lien Debt	Media/Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (5) (10)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (5) (10)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (5) (10)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Frontstreet Facility Solutions, Inc. (5) (10)	Equity/Other	Business Services	—	—	—	—	—	—	—
Frontstreet Facility Solutions, Inc. - 13.00%, 3/1/2021 (5)	Subordinated Debt	Business Services	126	—	227	—	—	(38)	189
MidOcean Credit CLO 2013-2A INC - 12.07%, 1/29/2025 (5)	Collateralized Securities	Diversified Investment Vehicles	2,130	20,651	—	(431)	—	(3,686)	16,534
MidOcean Credit CLO 2014-3A SUB - 14.97%, 7/21/2026 (5)	Collateralized Securities	Diversified Investment Vehicles	2,398	17,508	1,738	(1,847)	(3,300)	552	14,651
MidOcean Credit CLO 2015-4A INC - 0.00%, 4/15/2027 (5)	Collateralized Securities	Diversified Investment Vehicles	1,128	12,212	—	(1,184)	—	(2,433)	8,595
NewStar Arlington Senior Loan Program, LLC 14-1A FR - 13.77%, 4/25/2031 (5)	Collateralized Securities	Diversified Investment Vehicles	455	—	4,532	—	—	(107)	4,425
NewStar Arlington Senior Loan Program, LLC 14-1A SUB - 17.51%, 7/25/2025 (5)	Collateralized Securities	Diversified Investment Vehicles	3,973	25,439	—	(2,050)	—	1,399	24,788
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F - 10.26%, 1/20/2027 (5)	Collateralized Securities	Diversified Investment Vehicles	1,212	8,660	161	—	—	(241)	8,580
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB - 12.31%, 1/19/2027 (5)	Collateralized Securities	Diversified Investment Vehicles	517	13,089	—	(2,141)	(7,000)	7,947	11,895
OFSI Fund, Ltd. 2014-6A Side Letter (5)	Collateralized Securities	Diversified Investment Vehicles	(25)	680	—	(485)	—	4	199
OFSI Fund, Ltd. 2014-6A SUB - 0.00%, 3/20/2025 (5)	Collateralized Securities	Diversified Investment Vehicles	183	10,162	—	(3,003)	(1,000)	(3,151)	3,008
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	1,264	10,136	—	(1,518)	—	87	8,705
Silver Spring CLO, Ltd. - 4.84%, 10/16/2026 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	370	10,363	—	(8,241)	(6,882)	4,760	—
Tax Defense Network, LLC - L+6.00% (10.00%), 4/30/2020 (5) (8)	Senior Secured First Lien Debt	Consumer	157	7,477	—	(314)	—	764	7,927
Tax Defense Network, LLC (5) (10)	Equity/Other	Consumer	—	—	—	—	—	—	—
Tax Defense Network, LLC (5) (10)	Equity/Other	Consumer	—	—	—	—	—	—	—
Team Waste, LLC (5) (10)	Equity/Other	Industrials	—	—	2,234	—	—	1	2,235
Tennenbaum Waterman Fund, LP (5)	Equity/Other	Diversified Investment Vehicles	1,254	10,427	—	—	—	(290)	10,137

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2019

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2017	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (6)	Fair Value at December 31, 2018
THL Credit Greenway Fund II, LLC	Equity/Other	Diversified Investment Vehicles	$1,048	$11,373	$856	$(4,659)	$—	$(135)	$7,435
TwentyEighty, Inc. (5)	Equity/Other	Business Services	—	—	—	—	—	—	—
TwentyEighty, Inc. - L+8.00% (10.80%), 3/31/2020 (5) (8)	Senior Secured First Lien Debt	Business Services	307	2,853	131	(2,620)	337	(401)	300
TwentyEighty, Inc. - 8.00%, 3/31/2020 (5) (8)	Senior Secured First Lien Debt	Business Services	1,183	4,719	925	—	—	778	6,422
TwentyEighty, Inc. - 8.75%, 3/31/2020 (5) (8)	Senior Secured First Lien Debt	Business Services	1,137	3,739	1,125	—	—	1,294	6,158
Whitehorse, Ltd. 2014-1A Side Letter (5)	Collateralized Securities	Diversified Investment Vehicles	39	639	—	(406)	—	64	297
Whitehorse, Ltd. 2014-1A SUB - 0.00%, 5/1/2026 (5)	Collateralized Securities	Diversified Investment Vehicles	(30)	8,761	—	(3,087)	(1,000)	(699)	3,975
World Business Lenders, LLC (5) (10)	Equity/Other	Financials	—	3,759	—	—	—	—	3,759
Total Affiliate Investments			$22,290	$236,801	$21,925	$(47,852)	$(39,852)	$5,538	$176,560
Total Control & Affiliate Investments			$54,922	$587,080	$39,224	$(117,107)	$(39,392)	$14,435	$484,240
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
For the year ended December 31, 2019

Change in unrealized gain for the year ended December 31, 2018 attributable to Controlled and Affiliated investments no longer held as of December 31, 2018 was $15.7 million.
Note 18 – Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-K and has determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements except for the following:
DRIP Sales
From January 1, 2020 through the filing of this Form 10-K, the Company has issued 1.0 million shares of common stock including shares issued pursuant to the DRIP. Total gross proceeds from these issuances, including proceeds from shares issued pursuant to the DRIP were $8.1 million.
Share Repurchase Program
On December 17, 2019, the Company offered to purchase no less than 2,000,000 and up to approximately 2,500,000 shares of its common stock pursuant to its SRP at a price equal to $7.75 per share. The offer expired on January 27, 2020 (the "Expiration Date"). On the Expiration Date, the Company purchased 2,115,276 shares of its common stock for aggregate consideration of $16.7 million pursuant to the limitations of the SRP as detailed in Note 10.
COVID-19
As the global spread of COVID-19 continues, we have experienced increased market volatility and economic uncertainties which may materially impact the valuation of portfolio investments and in turn, the net asset value of the Company. There may be other financial or operational impact, though the extent of such impact is unpredictable at this time.