Form 10-Q
period 2020-03-31
Business Development Corp of America
filed 2020-05-15
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of May 13, 2020 was 198,657,690.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $328,389 and $358,570, respectively)	$358,731	$406,517
Affiliate Investments, at fair value (amortized cost of $172,130 and $175,470, respectively)	97,547	129,526
Non-affiliate Investments, at fair value (amortized cost of $2,179,439 and $2,105,602, respectively)	1,922,525	2,010,141
Investments, at fair value (amortized cost of $2,679,958 and $2,639,642, respectively)	2,378,803	2,546,184
Cash and cash equivalents	162,611	46,470
Interest and dividends receivable	17,882	17,047
Receivable for unsettled trades	24,244	27,895
Prepaid expenses and other assets	2,141	2,934
Share proceeds receivable	55,000	—
Unrealized appreciation on forward currency exchange contracts	1,303	—
Total assets	$2,641,984	$2,640,530

LIABILITIES
Debt (net of deferred financing costs of $10,354 and $11,288, respectively)	$1,254,883	$1,083,754
Stockholder distributions payable	10,413	10,503
Management fees payable	10,879	10,098
Incentive fee on income payable	414	6,513
Accounts payable and accrued expenses	16,502	14,765
Payable for unsettled trades	51,215	40,347
Interest and debt fees payable	12,786	11,425
Directors' fees payable	83	54
Unrealized depreciation on forward currency exchange contracts	—	388
Total liabilities	1,357,175	1,177,847
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 450,000,000 shares authorized; 226,429,436 issued and 198,651,991 outstanding at March 31, 2020, and 215,850,546 issued and 190,207,517 outstanding at December 31, 2019	199	190
Additional paid in capital	1,893,875	1,847,312
Total distributable loss	(609,265)	(384,819)
Total net assets	1,284,809	1,462,683

Total liabilities and net assets	$2,641,984	$2,640,530

Net asset value per share	$6.47	$7.69

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2020	2019
Investment income:
From control investments
Interest income	$6,048	$5,074
Dividend income	3,418	2,263
Fee and other income	3	—
Total investment income from control investments	9,469	7,337
From affiliate investments
Interest income	948	4,258
Dividend income	409	882
Fee and other income	—	3
Total investment income from affiliate investments	1,357	5,143
From non-affiliate investments
Interest income	41,175	45,682
Dividend income	40	1,756
Fee and other income	1,066	1,022
Total investment income from non-affiliate investments	42,281	48,460
Interest from cash and cash equivalents	174	161
Total investment income	53,281	61,101
Operating expenses:
Management fees	9,877	9,433
Incentive fee on income	—	6,791
Interest and debt fees	13,780	13,258
Professional fees	1,411	1,707
Other general and administrative	1,586	1,828
Administrative services	308	196
Insurance	26	26
Directors' fees	261	234
Total expenses	27,249	33,473

Income tax expense, including excise tax	474	462
Net investment gain attributable to non-controlling interests	—	2
Net investment income	25,558	27,164

Realized and unrealized gain (loss):
Net realized gain (loss)
Control investments	(500)	(94)
Affiliate investments	189	6
Non-affiliate investments	(13,342)	(2,545)
Net realized gain (loss) on foreign currency transactions	(332)	722
Total net realized loss	(13,985)	(1,911)
Net change in unrealized appreciation (depreciation) on investments

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2020	2019
Control investments	(17,605)	11,666
Affiliate investments	(28,639)	9,472
Non-affiliate investments	(161,453)	12,250
Net change in deferred taxes	714	(482)
Total net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	(206,983)	32,906
Net change in unrealized depreciation attributable to non-controlling interests	—	(1,292)
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	1,691	(1,035)
Net realized and unrealized gain (loss)	(219,277)	28,668
Net increase (decrease) in net assets resulting from operations	$(193,719)	$55,832

Per share information - basic and diluted
Net investment income	$0.13	$0.14
Net increase (decrease) in net assets resulting from operations	$(1.02)	$0.29
Weighted average shares outstanding	190,106,420	189,950,319

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2020	2019
Operations:
Net investment income	$25,558	$27,164
Net realized loss from investments	(13,653)	(2,633)
Net realized gain (loss) on foreign currency transactions	(332)	722
Net change in unrealized appreciation (depreciation) on investments	(207,697)	33,388
Net change in deferred taxes	714	(482)
Net change in unrealized depreciation attributable to non-controlling interests	—	(1,292)
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	1,691	(1,035)
Net increase (decrease) in net assets resulting from operations	(193,719)	55,832
Stockholder distributions:
Distributions	(30,727)	(30,441)
Net decrease in net assets from stockholder distributions	(30,727)	(30,441)
Capital share transactions:
Issuance of common stock, net of issuance costs	55,000	—
Reinvestment of stockholder distributions	8,113	8,916
Repurchases of common stock	(16,541)	(18,376)
Net increase (decrease) in net assets from capital share transactions	46,572	(9,460)
Total increase (decrease) in net assets, before non-controlling interest	(177,874)	15,931
Increase in non-controlling interest	—	1,294
Total increase (decrease) in net assets	(177,874)	17,225
Net assets at beginning of period	1,462,683	1,492,719
Net assets at end of period	$1,284,809	$1,509,944

Net asset value per common share attributable to Business Development Corporation of America	$6.47	$7.96
Common shares outstanding at end of period	198,651,991	189,170,326

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the three months ended March 31,
	2020	2019
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(193,719)	$55,832
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Payment-in-kind interest income	(1,836)	(873)
Net accretion of discount on investments	(1,446)	(2,304)
Amortization of deferred financing costs	934	856
Amortization of discount on unsecured notes	195	135
Sales and repayments of investments	250,846	122,781
Purchases of investments	(301,533)	(282,951)
Net realized loss from investments	13,653	2,633
Net realized (gain) loss on foreign currency transactions	332	(722)
Net change in unrealized (appreciation) depreciation on investments	207,697	(33,388)
Net change in unrealized (appreciation) depreciation from forward currency exchange contracts	(1,691)	1,035
(Increase) decrease in operating assets:
Interest and dividends receivable	(835)	(3,549)
Receivable for unsettled trades	3,651	4,306
Prepaid expenses and other assets	793	944
Increase (decrease) in operating liabilities:
Management fees payable	781	(267)
Incentive fee on income payable	(6,099)	2,516
Accounts payable and accrued expenses	1,737	2,634
Payable for unsettled trades	10,868	23,483
Interest and debt fees payable	1,361	86
Directors' fees payable	29	(28)
Net cash used in operating activities	(14,282)	(106,841)

Financing activities:
Repurchases of common stock	(16,541)	(18,376)
Proceeds from debt	197,000	128,000
Payments on debt	(27,000)	—
Payments of financing costs	—	(518)
Stockholder distributions	(22,704)	(21,588)
Increase in non-controlling interest	—	1,294
Net cash provided by financing activities	130,755	88,812

Net increase (decrease) in cash and cash equivalents	116,473	(18,029)
Effect of foreign currency exchange rates	(332)	722
Cash and cash equivalents, beginning of period	46,470	96,692
Cash and cash equivalents, end of period	$162,611	$79,385
Supplemental information:
Interest paid during the period	$11,232	$12,113
Taxes, including excise tax, paid during the period	$—	$4
Distributions reinvested	$8,113	$8,916

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 132.9% (b)
1236904 BC, Ltd. (c) (i)	Software/Services	L+5.50% (6.86%), 2/26/2027	$18,923	$18,166	$18,166	1.4%
Abaco Systems Holding Corp. (c) (i)	Industrials	L+6.00% (7.83%), 12/7/2021	23,154	22,996	23,154	1.8%
ABC Financial Intermediate, LLC (c) (j)	Technology	L+4.25% (5.25%), 1/2/2025	14,565	14,515	12,453	1.0%
Accentcare, Inc. (c) (j)	Healthcare	L+5.00% (6.82%), 6/22/2026	13,438	13,318	12,296	1.0%
Acrisure, LLC (i) (j)	Financials	L+3.50% (5.21%), 2/16/2027	24,835	24,816	21,327	1.7%
AHP Health Partners, Inc. (c) (i)	Healthcare	L+4.50% (5.50%), 6/30/2025	19,514	19,376	18,928	1.5%
Alchemy US Holdco 1, LLC (c) (i)	Industrials	L+5.50% (6.11%), 10/10/2025	3,788	3,750	3,750	0.3%
Aldevron, LLC (c) (i)	Healthcare	L+4.25% (5.70%), 10/13/2026	9,370	9,282	8,808	0.7%
Aleris International, Inc. (c) (j)	Industrials	L+4.75% (5.74%), 2/27/2023	21,042	20,943	21,042	1.6%
Allied Universal Security Services, LLC (j)	Business Services	L+4.25% (5.24%), 7/10/2026	6,650	6,596	6,118	0.5%
Alvogen Pharma US, Inc. (c) (j)	Healthcare	L+5.25% (6.32%), 12/29/2023	12,818	12,771	11,312	0.9%
AM General, LLC (c) (i)	Industrials	L+7.25% (8.32%), 12/28/2021	1,579	1,579	1,579	0.1%
AMI Entertainment Network, LLC (c)	Media/Entertainment	P+5.00% (8.25%), 7/21/2022	1,234	1,234	1,215	0.1%
AMI Entertainment Network, LLC (c) (i)	Media/Entertainment	L+6.00% (7.45%), 7/21/2022	3,667	3,623	3,618	0.3%
AMI Entertainment Network, LLC (c) (i)	Media/Entertainment	L+6.00% (7.45%), 7/21/2022	12,869	12,751	12,697	1.0%
AP Gaming I, LLC (c) (j)	Gaming/Lodging	L+3.50% (4.95%), 2/15/2024	7,602	7,597	6,082	0.5%
AP NMT Acquisition B.V. (a) (c) (j)	Media/Entertainment	L+5.75% (7.66%), 8/13/2021	3,807	3,812	3,779	0.3%
Aq Carver Buyer, Inc. (c) (i)	Business Services	L+5.00% (6.45%), 9/23/2025	9,368	8,666	9,134	0.7%
AqGen Ascensus, Inc. (c) (j)	Business Services	L+4.00% (5.07%), 12/5/2022	9,368	9,360	9,368	0.7%
AqGen Ascensus, Inc. (c) (j)	Business Services	L+4.25% (5.25%), 12/5/2022	7,960	7,908	7,960	0.6%
Arch Global Precision, LLC (c)	Industrials	L+4.75% (5.74%), 4/1/2025	882	882	876	0.1%
Arch Global Precision, LLC (c) (i)	Industrials	L+4.75% (5.82%), 4/1/2026	10,335	10,259	10,259	0.8%
Athenahealth, Inc. (j)	Healthcare	L+4.50% (5.28%), 2/11/2026	12,760	12,607	11,867	0.9%
Avaya Holdings Corp. (a) (j)	Technology	L+4.25% (4.95%), 12/16/2024	20,145	20,014	17,073	1.3%
Aveanna Healthcare, LLC (c) (j)	Healthcare	L+5.50% (6.50%), 3/18/2024	6,006	5,805	5,199	0.4%
Aveanna Healthcare, LLC (c) (j)	Healthcare	L+4.25% (5.25%), 3/18/2024	782	747	663	0.1%
Axiom Global, Inc. (c) (i)	Business Services	L+4.75% (6.21%), 10/1/2026	11,464	11,363	10,903	0.8%
BBB Industries, LLC (c) (j)	Transportation	L+4.50% (5.49%), 8/1/2025	13,088	13,001	12,433	1.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
BCP Raptor, LLC (c) (j)	Energy	L+4.25% (5.25%), 6/24/2024	$18,985	$18,862	$9,075	0.7%
BCP Renaissance, LLC (c) (j)	Energy	L+3.50% (4.95%), 10/31/2024	3,411	3,400	2,108	0.2%
Black Mountain Sand, LLC (c)	Energy	L+9.00% (10.62%), 11/30/2021	13,050	12,960	12,267	1.0%
Black Mountain Sand, LLC (c)	Energy	L+9.00% (10.91%), 11/30/2021	11,255	11,185	10,579	0.8%
BMC Software Finance, Inc. (j)	Technology	L+4.25% (5.24%), 10/2/2025	21,425	21,256	17,681	1.4%
Bomgar Corp. (c) (j)	Technology	L+4.00% (5.78%), 4/18/2025	1,957	1,951	1,788	0.1%
Boston Market Corp. (c) (l) (t)	Food & Beverage	L+9.50% (10.50%), 10/15/2020	6,891	6,891	—	—%
BrightSpring Health Holdings Corp. (c) (j)	Healthcare	L+3.25% (4.11%), 3/5/2026	4,963	4,928	4,516	0.4%
California Resources Corp. (c) (j)	Energy	L+4.75% (6.36%), 12/30/2022	10,670	10,551	6,551	0.5%
CareCentrix, Inc. (c) (i) (j)	Healthcare	L+4.50% (5.95%), 4/3/2025	19,964	19,862	17,169	1.3%
CCW, LLC (c) (i) (t)	Food & Beverage	L+8.00% (9.00%), 3/22/2021	26,725	26,608	21,033	1.6%
CCW, LLC (c) (t)	Food & Beverage	L+8.00% (9.00%), 3/22/2021	1,500	1,500	1,181	0.1%
CDHA Holdings, LLC (c)	Healthcare	L+5.75% (7.21%), 8/24/2023	1,264	1,264	1,208	0.1%
CDHA Holdings, LLC (c)	Healthcare	L+5.75% (7.21%), 8/24/2023	552	545	528	0.0%
CDHA Holdings, LLC (c) (i)	Healthcare	L+5.75% (7.21%), 8/24/2023	15,561	15,403	14,892	1.2%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (i) (j) (t)	Media/Entertainment	L+3.75% (5.20%), 7/8/2022	3,980	3,912	2,996	0.2%
Chloe Ox Parent, LLC (c) (i)	Healthcare	L+4.50% (5.95%), 12/23/2024	11,448	11,369	10,681	0.8%
Clarion Events, Ltd. (a) (c) (j)	Business Services	L+5.00% (6.61%), 9/30/2024	10,393	10,241	9,083	0.7%
Clover Technologies Group, LLC (c) (j) (l)	Industrials	L+7.50% (9.02%), 2/3/2024	1,518	1,518	1,518	0.1%
CLP Health Services, Inc. (c) (i)	Healthcare	L+5.00% (6.07%), 12/31/2026	9,456	9,319	9,324	0.7%
Cold Spring Brewing, Co. (c) (i)	Food & Beverage	L+4.75% (5.75%), 12/19/2025	9,592	9,500	9,501	0.7%
Community Care Health Network, LLC (c) (j)	Healthcare	L+4.75% (5.74%), 2/17/2025	6,575	6,486	5,984	0.5%
CONSOL Energy, Inc. (c) (j)	Industrials	L+4.50% (5.49%), 9/27/2024	4,109	4,093	3,041	0.2%
Conterra Ultra Broadband, LLC (c) (j)	Telecom	L+4.50% (5.49%), 4/30/2026	4,996	4,975	4,996	0.4%
Corfin Industries, LLC (c) (i)	Industrials	L+6.00% (7.45%), 2/5/2026	12,297	12,057	12,051	0.9%
Crown Subsea Communications Holding, Inc. (c) (j)	Industrials	L+6.00% (7.58%), 11/3/2025	2,634	2,613	2,634	0.2%
CRS-SPV, Inc. (c) (o)	Industrials	L+4.50% (5.50%), 3/8/2021	62	62	62	0.0%
Digicel Group, Ltd. (a)	Telecom	8.75%, 5/25/2024	10,607	10,558	9,461	0.7%
DoorDash, Inc. (c) (l)	Technology	10.00%, 3/1/2025	22,525	22,195	22,187	1.7%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Dynasty Acqusition Co., Inc. (c) (i) (j)	Industrials	L+3.50% (4.95%), 4/6/2026	$4,239	$4,226	$3,730	0.3%
Dynasty Acqusition Co., Inc. (c) (i) (j)	Industrials	L+3.50% (4.95%), 4/6/2026	2,279	2,272	2,005	0.2%
Envision Healthcare Corp. (j)	Healthcare	L+3.75% (4.74%), 10/10/2025	3,960	3,804	2,000	0.2%
Florida Food Products, LLC (c)	Food & Beverage	L+6.75% (8.20%), 9/6/2023	1,647	1,647	1,647	0.1%
Florida Food Products, LLC (c) (i)	Food & Beverage	L+6.75% (8.20%), 9/6/2025	22,058	21,630	22,058	1.7%
Foresight Energy, LLC (c)	Industrials	L+11.00% (12.00%), 9/4/2020	484	471	469	0.0%
Foresight Energy, LLC (c) (j) (t)	Industrials	L+5.75% (7.36%), 3/28/2022	5,919	5,888	2,077	0.2%
Gold Standard Baking, Inc. (c) (l)	Food & Beverage	L+6.50% (8.00%), 7/25/2022	3,093	2,392	1,237	0.1%
Green Energy Partners/Stonewall, LLC (c) (j)	Energy	L+5.50% (6.95%), 11/15/2021	997	996	863	0.1%
Green Energy Partners/Stonewall, LLC (c) (j)	Energy	L+5.50% (6.95%), 11/15/2021	1,321	1,319	1,142	0.1%
HC2 Holdings, Inc.	Industrials	11.50%, 12/1/2021	10,796	10,717	10,148	0.8%
HireRight, Inc. (c) (i)	Business Services	L+3.75% (4.74%), 7/11/2025	2,908	2,887	2,442	0.2%
ICR Operations, LLC (c)	Business Services	L+5.00% (6.45%), 3/26/2024	2,753	2,752	2,753	0.2%
ICR Operations, LLC (c) (i)	Business Services	L+5.00% (6.45%), 3/26/2025	17,277	17,024	17,277	1.3%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+5.75% (6.95%), 7/31/2024	46	46	46	0.0%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+5.75% (6.75%), 7/31/2023	1,887	1,887	1,870	0.1%
Ideal Tridon Holdings, Inc. (c) (i)	Industrials	L+5.75% (7.02%), 7/31/2024	835	821	827	0.1%
Ideal Tridon Holdings, Inc. (c) (i)	Industrials	L+5.75% (7.53%), 7/31/2023	28,476	28,167	28,220	2.2%
IDERA, Inc. (c) (j)	Technology	L+4.00% (5.08%), 6/28/2024	2,089	2,084	1,985	0.2%
Integral Ad Science, Inc. (c) (l)	Software/Services	L+7.25% (8.25%), 7/19/2024	15,350	15,131	15,350	1.2%
Integrated Efficiency Solutions, Inc. (c) (l)	Industrials	L+9.00% (11.00%), 6/30/2022	3,704	3,704	3,223	0.3%
Integrated Global Services, Inc. (c)	Industrials	L+6.00% (7.75%), 2/4/2026	2,028	2,028	1,987	0.2%
Integrated Global Services, Inc. (c) (i)	Industrials	L+6.00% (7.75%), 2/4/2026	12,167	11,930	11,924	0.9%
Internap Corp. (c)	Business Services	L+10.00% (10.75%), 9/11/2020	178	167	166	0.0%
Internap Corp. (c)	Business Services	L+10.00% (10.62%), 9/16/2020	2,720	2,539	2,541	0.2%
Internap Corp. (c) (i) (l) (t)	Business Services	L+7.00% (7.93%), 4/6/2022	11,812	11,794	6,367	0.5%
International Cruise & Excursions, Inc. (c) (i)	Business Services	L+5.25% (6.32%), 6/6/2025	4,989	4,948	4,814	0.4%
IPC Corp. (c) (j)	Software/Services	L+4.50% (6.28%), 8/6/2021	3,784	3,761	2,989	0.2%
Iri Holdings, Inc. (c) (j)	Business Services	L+4.50% (6.11%), 12/1/2025	4,938	4,897	4,814	0.4%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
K2 Intelligence Holdings, Inc. (c) (i)	Business Services	L+4.75% (6.20%), 9/23/2024	$11,594	$11,386	$11,388	0.9%
Kahala Ireland OpCo Designated Activity Company (a) (c) (l) (o)	Transportation	L+8.00% (13.00%), 12/22/2028	79,549	79,549	79,549	6.2%
Kaman Distribution Corp. (c) (i)	Industrials	L+5.00% (6.45%), 8/26/2026	21,444	19,670	20,801	1.6%
Lakeland Tours, LLC (c) (i) (j)	Education	L+4.25% (5.25%), 12/16/2024	12,737	11,920	10,189	0.8%
Lakeview Health Holdings, Inc. (c) (l) (t)	Healthcare	9.75%, 12/15/2021	132	124	46	0.0%
Lakeview Health Holdings, Inc. (c) (l) (t)	Healthcare	9.75%, 12/15/2021	3,847	2,671	1,346	0.1%
LightSquared, LP (c) (l)	Telecom	L+10.75% (11.75%), 12/7/2020	4,600	4,600	2,484	0.2%
Lionbridge Technologies, Inc. (c) (i)	Business Services	L+6.25% (7.25%), 12/20/2025	10,318	10,219	10,219	0.8%
MCS Acquisition Corp. (c)	Business Services	L+4.75% (5.75%), 5/20/2024	13,973	13,937	5,450	0.4%
MED Parentco, LP (c) (j)	Healthcare	L+4.25% (5.18%), 8/31/2026	1,006	1,006	905	0.1%
MED Parentco, LP (j)	Healthcare	L+4.25% (5.24%), 8/31/2026	5,731	5,678	4,739	0.4%
Medallion Midland Acquisition, LP (c) (j)	Energy	L+3.25% (4.25%), 10/30/2024	3,680	3,674	2,167	0.2%
Medical Depot Holdings, Inc. (c) (i) (l)	Healthcare	L+7.50% (8.95%), 1/3/2023	18,945	18,147	12,182	0.9%
MGTF Radio Company, LLC (c) (o)	Media/Entertainment	L+6.00% (7.00%), 4/1/2024	56,271	56,140	52,579	4.1%
Midwest Can Company, LLC (c)	Paper & Packaging	L+5.75% (6.75%), 3/2/2026	617	617	605	0.0%
Midwest Can Company, LLC (c) (i)	Paper & Packaging	L+5.75% (7.33%), 3/2/2026	17,773	17,422	17,418	1.4%
Miller Environmental Group, Inc. (c)	Business Services	L+6.50% (7.56%), 3/15/2024	1,059	1,059	1,059	0.1%
Miller Environmental Group, Inc. (c) (i)	Business Services	L+6.50% (8.44%), 3/15/2024	10,563	10,364	10,364	0.8%
Miller Environmental Group, Inc. (c) (i)	Business Services	L+6.50% (8.44%), 3/15/2024	11,550	11,368	11,550	0.9%
Mintz Group, LLC (c)	Business Services	L+5.00% (6.00%), 3/18/2026	210	210	208	0.0%
Mintz Group, LLC (c) (i)	Business Services	L+5.00% (6.00%), 3/18/2026	4,747	4,700	4,700	0.4%
MLN US Holdco, LLC (a) (j)	Technology	L+4.50% (6.02%), 11/28/2025	9,442	9,416	6,515	0.5%
Monitronics International, Inc. (c)	Business Services	L+6.50% (7.75%), 3/29/2024	7,556	7,570	6,302	0.5%
Montreign Operating Company, LLC (c)	Gaming/Lodging	L+2.25% (3.19%), 3/22/2021	7,896	7,827	7,773	0.6%
Mood Media Corp. (c)	Media/Entertainment	L+7.25% (8.70%), 6/28/2022	698	687	606	0.0%
Mood Media Corp. (c) (i)	Media/Entertainment	L+7.25% (8.70%), 6/28/2022	13,063	12,935	11,332	0.9%
Murray Energy Holdings, Co. (c)	Industrials	L+11.00% (13.00%), 7/31/2020	2,185	2,166	1,975	0.2%
Murray Energy Holdings, Co. (c) (j) (t)	Industrials	L+7.25% (8.70%), 10/17/2022	12,184	9,716	1,145	0.1%
Muth Mirror Systems, LLC (c)	Technology	L+5.25% (6.25%), 4/23/2025	1,299	1,299	1,156	0.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Muth Mirror Systems, LLC (c) (i)	Technology	L+5.25% (7.08%), 4/23/2025	$15,698	$15,433	$14,050	1.1%
National Technical Systems, Inc. (c) (i)	Business Services	L+6.00% (7.58%), 6/14/2021	17,423	17,385	16,726	1.3%
Navitas Midstream Midland Basin, LLC (c) (j)	Energy	L+4.50% (5.50%), 12/13/2024	14,345	14,268	8,987	0.7%
New Amsterdam Software Bidco, LLC (c) (i)	Technology	L+5.00% (6.77%), 5/1/2026	6,119	6,012	6,119	0.5%
New Star Metals, Inc. (c) (i)	Industrials	L+6.00% (7.46%), 6/29/2023	22,631	22,230	21,386	1.7%
NexSteppe, Inc. (c) (l) (o) (t)	Chemicals	12.00%, 6/30/2020	15,753	10,453	—	—%
NexSteppe, Inc. (c) (l) (o) (t)	Chemicals	12.00%, 6/30/2020	2,339	1,750	—	—%
NFE Atlantic Holdings, LLC (a) (c)	Energy	L+6.25% (8.09%), 1/10/2023	10,764	10,509	10,495	0.8%
NN, Inc. (c) (j)	Industrials	L+5.75% (6.74%), 10/19/2022	7,168	7,068	6,774	0.5%
NN, Inc. (c) (j)	Industrials	L+5.75% (6.74%), 10/19/2022	10,799	10,335	10,205	0.8%
Norvax, LLC (c)	Business Services	L+6.50% (7.96%), 9/12/2025	11,460	11,194	10,910	0.8%
NTM Acquisition Corp. (c) (i)	Media/Entertainment	L+6.25% (7.70%), 6/7/2022	22,932	22,808	20,925	1.6%
Office Depot, Inc. (a) (c) (j)	Retail	L+5.25% (6.25%), 11/8/2022	718	718	699	0.1%
Olaplex, Inc. (c)	Consumer	L+6.50% (7.50%), 1/8/2025	1,908	1,908	1,870	0.1%
Olaplex, Inc. (c) (i)	Consumer	L+6.50% (7.50%), 1/8/2026	17,560	17,222	17,209	1.3%
ORG Chemical Holdings, LLC (c) (g) (l)	Chemicals	L+7.75% (9.21%), 6/30/2022	4,078	4,078	3,919	0.3%
ORG Chemical Holdings, LLC (c) (i) (l)	Chemicals	L+7.75% (9.21%), 6/30/2022	3,730	3,699	3,581	0.3%
ORG GC Holdings, LLC (c) (i) (t)	Business Services	L+6.75% (8.21%), 7/31/2022	21,624	21,457	20,932	1.6%
PeopLease Holdings, LLC (c) (i)	Business Services	L+9.62% (11.08%), 2/26/2021	20,000	19,963	19,500	1.5%
Perstorp Holding Ab (a) (c) (j)	Chemicals	L+4.75% (5.82%), 2/27/2026	8,935	8,827	8,221	0.6%
PGX Holdings, Inc. (c) (j) (t)	Consumer	L+5.25% (6.25%), 9/29/2020	11,820	11,807	6,796	0.5%
Planet Equity Group, LLC (c)	Business Services	P+4.25% (7.50%), 11/18/2024	2,325	2,325	2,223	0.2%
Planet Equity Group, LLC (c) (i)	Business Services	L+5.25% (7.18%), 11/18/2025	14,904	14,694	14,322	1.1%
PlayPower, Inc. (c) (i)	Industrials	L+5.50% (6.95%), 5/8/2026	26,319	25,974	25,974	2.0%
Premier Dental Services, Inc. (c) (i) (j)	Healthcare	L+5.25% (6.70%), 6/30/2023	32,271	32,125	31,400	2.4%
Premier Global Services, Inc. (c) (j)	Telecom	L+6.50% (8.24%), 6/8/2023	8,575	8,378	5,333	0.4%
PSKW, LLC (c) (i)	Healthcare	L+6.25% (7.25%), 3/9/2026	30,000	29,258	29,250	2.3%
PT Network, LLC (c) (i) (l)	Healthcare	L+7.50% (9.44%), 11/30/2023	16,866	16,793	14,437	1.1%
Questex, Inc. (c)	Media/Entertainment	L+5.75% (6.75%), 9/9/2024	861	861	809	0.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Questex, Inc. (c) (i)	Media/Entertainment	L+5.75% (6.75%), 9/9/2024	$15,948	$15,713	$14,975	1.2%
Red River Technology, LLC (c) (i)	Business Services	L+5.00% (6.45%), 8/30/2024	23,609	23,298	23,609	1.8%
Reddy Ice Corp. (c)	Food & Beverage	P+4.50% (7.75%), 7/1/2025	1,281	1,262	1,243	0.1%
Reddy Ice Corp. (c)	Food & Beverage	P+4.50% (7.75%), 7/1/2024	687	687	667	0.1%
Reddy Ice Corp. (c) (i)	Food & Beverage	L+5.50% (7.02%), 7/1/2025	19,491	18,979	18,955	1.5%
Regionalcare Hospital Partners Holdings, Inc. (j)	Healthcare	L+3.75% (4.74%), 11/14/2025	21,025	20,755	19,409	1.5%
Resco Products, Inc. (c)	Industrials	L+6.25% (7.25%), 6/5/2020	10,000	10,000	9,200	0.7%
Safety Products/JHC Acquisition Corp. (c) (j)	Industrials	L+4.50% (5.49%), 6/28/2026	955	955	935	0.1%
Safety Products/JHC Acquisition Corp. (c) (j)	Industrials	L+4.50% (5.57%), 6/28/2026	17,672	17,526	17,297	1.3%
Schenectady International Group, Inc. (c) (j)	Chemicals	L+4.75% (6.62%), 10/15/2025	21,673	21,268	19,723	1.5%
SCIH Salt Holdings, Inc. (c) (i)	Industrials	L+4.50% (5.50%), 3/16/2027	24,975	24,725	24,647	1.9%
SFR Group, SA (a)	Telecom	7.38%, 5/1/2026	1,139	1,139	1,137	0.1%
SFR Group, SA (a) (i)	Telecom	L+3.69% (4.39%), 2/2/2026	14,924	14,889	13,842	1.1%
SFR Group, SA (a) (i) (j)	Telecom	L+4.00% (4.70%), 8/14/2026	12,935	12,834	12,223	1.0%
Shields Health Solutions Holdings, LLC (c) (i)	Healthcare	L+5.00% (5.99%), 8/19/2026	6,945	6,882	6,882	0.5%
SitusAMC Holdings Corp. (c)	Financials	L+4.75% (5.77%), 6/30/2025	752	741	742	0.1%
SitusAMC Holdings Corp. (c) (i)	Financials	L+4.75% (5.75%), 6/30/2025	8,465	8,353	8,354	0.7%
Skillsoft Corp. (j)	Technology	L+4.75% (6.53%), 4/28/2021	14,153	13,665	9,058	0.7%
Squan Holding Corp. (c) (l)	Telecom	L+7.00% (8.46%), 6/30/2020	16,143	16,067	13,722	1.1%
SSH Group Holdings, Inc. (c) (j)	Education	L+4.25% (5.70%), 7/30/2025	10,709	10,679	10,441	0.8%
Subsea Global Solutions, LLC (c)	Business Services	L+7.00% (8.00%), 3/29/2023	773	773	759	0.1%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (8.50%), 3/29/2023	4,744	4,661	4,649	0.4%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (8.50%), 3/29/2023	8,306	8,206	8,148	0.6%
Tax Defense Network, LLC (c) (l) (p) (t)	Consumer	L+6.00% (10.00%), 4/30/2020	5,331	3,833	800	0.1%
Tax Defense Network, LLC (c) (l) (p) (t)	Consumer	L+6.00% (10.00%), 4/30/2020	30,031	21,646	4,505	0.4%
Tax Defense Network, LLC (c) (l) (p) (t)	Consumer	10.00%, 4/30/2020	2,986	2,986	2,986	0.2%
The Dun & Bradstreet Corp. (j)	Business Services	L+4.00% (4.96%), 2/6/2026	10,000	9,832	8,963	0.7%
TIBCO Software, Inc. (j)	Technology	L+3.75% (4.74%), 6/30/2026	5,731	5,729	5,387	0.4%
Tillamook Country Smoker, LLC (c)	Food & Beverage	L+5.75% (7.66%), 5/19/2022	1,752	1,752	1,712	0.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Tillamook Country Smoker, LLC (c) (i)	Food & Beverage	L+5.75% (7.45%), 5/19/2022	$10,039	$9,975	$9,808	0.8%
Tivity Health, Inc. (a) (c) (j)	Healthcare	L+5.25% (6.24%), 3/6/2026	4,333	4,241	4,247	0.3%
Tivity Health, Inc. (a) (c) (j)	Healthcare	L+4.25% (5.24%), 3/8/2024	1,591	1,579	1,579	0.1%
Trademark Global, LLC (c)	Consumer	L+6.00% (7.00%), 4/28/2023	1,912	1,912	1,778	0.1%
Traverse Midstream Partners, LLC (j)	Energy	L+4.00% (5.00%), 9/27/2024	16,181	15,827	8,900	0.7%
Trilogy International Partners, LLC (a) (c)	Telecom	8.88%, 5/1/2022	14,875	14,840	13,127	1.0%
University of St. Augustine Acquisition Corp. (c)	Education	L+4.25% (5.24%), 2/1/2024	2,615	2,615	2,576	0.2%
University of St. Augustine Acquisition Corp. (c) (i)	Education	L+4.25% (5.25%), 2/2/2026	23,943	23,444	23,464	1.8%
Veritext Corp. (c) (i)	Business Services	L+3.50% (4.95%), 8/1/2025	4,962	4,962	4,863	0.4%
Vertex Aerospace Services Corp. (c) (i)	Industrials	L+4.50% (5.49%), 6/30/2025	8,704	8,671	8,704	0.7%
Von Drehle Corp. (c) (i)	Paper & Packaging	L+5.75% (7.20%), 3/6/2023	13,182	13,062	13,182	1.0%
Vyaire Medical, Inc. (c) (j)	Healthcare	L+4.75% (6.66%), 4/16/2025	8,828	8,571	7,592	0.6%
WaterBridge Midstream Operating, LLC (c) (j)	Energy	L+5.75% (6.75%), 6/22/2026	13,873	13,610	7,765	0.6%
WMK, LLC (c)	Business Services	L+5.75% (6.75%), 9/5/2025	2,560	2,551	2,499	0.2%
WMK, LLC (c)	Business Services	L+5.75% (6.77%), 9/5/2024	1,396	1,396	1,349	0.1%
WMK, LLC (c) (i)	Business Services	L+5.75% (6.75%), 9/5/2025	20,129	19,817	19,465	1.5%
Xplornet Communications, Inc. (a) (c) (i) (j)	Telecom	L+4.00% (5.45%), 9/9/2021	15,471	15,441	15,471	1.2%
YummyEarth, Inc. (c)	Food & Beverage	L+7.00% (8.45%), 8/1/2025	2,626	2,625	2,626	0.2%
Sub Total Senior Secured First Lien Debt				$1,906,313	$1,706,894	132.9%

Senior Secured Second Lien Debt - 20.4% (b)
Accentcare, Inc. (c) (i)	Healthcare	L+8.75% (10.57%), 6/21/2027	$17,795	$17,394	$16,069	1.3%
Anchor Glass Container Corp. (c)	Paper & Packaging	L+7.75% (8.76%), 12/6/2024	20,000	19,845	10,400	0.8%
Astro AB Merger Sub, Inc. (a) (c) (i)	Financials	L+7.50% (9.28%), 4/28/2023	7,758	7,758	7,719	0.6%
Asurion Corp. (i) (j)	Business Services	L+6.50% (7.49%), 8/4/2025	18,734	18,860	17,071	1.3%
Avatar Purchaser, Inc. (c) (j)	Software/Services	L+7.50% (9.49%), 11/17/2025	11,716	11,469	11,165	0.9%
Aveanna Healthcare, LLC (c)	Healthcare	L+8.00% (9.00%), 3/17/2025	15,000	14,859	12,297	1.0%
Baker Hill Acquisition, LLC (c)	Financials	L+11.00% (12.90%), 3/22/2021	3,017	1,508	1,584	0.1%
Baker Hill Acquisition, LLC (c)	Financials	L+11.00% (12.90%), 3/22/2021	447	422	447	0.0%
Boston Market Corp. (c) (t)	Food & Beverage	L+4.50% (6.34%), 1/9/2021	369	369	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
Boston Market Corp. (c) (t)	Food & Beverage	L+8.25% (9.71%), 1/18/2021		$26,259	$24,260	$—	—%
Boston Market Corp. (c) (t)	Food & Beverage	L+4.50% (6.41%), 1/9/2021		92	92	—	—%
BrandMuscle Holdings, Inc. (c)	Business Services	L+8.50% (10.41%), 6/1/2022		24,500	24,336	23,520	1.8%
Carlisle FoodService Products, Inc. (c) (i)	Consumer	L+7.75% (8.75%), 3/20/2026		10,719	10,559	10,280	0.8%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (t)	Media/Entertainment	L+8.25% (9.70%), 7/10/2023		9,177	8,961	3,744	0.3%
Dentalcorp Perfect Smile, ULC (a) (c)	Healthcare	L+7.50% (8.50%), 6/8/2026		10,139	10,059	10,098	0.8%
Dimora Brands, Inc. (c)	Consumer	L+8.50% (9.50%), 8/25/2025		4,464	4,463	4,464	0.3%
Edelman Financial Services, LLC (a) (c) (j)	Financials	L+6.75% (7.68%), 7/20/2026		8,852	8,835	7,347	0.6%
Hyland Software, Inc. (c) (i)	Technology	L+7.00% (7.99%), 7/7/2025		6,904	6,929	6,904	0.5%
ICP Industrial, Inc. (c)	Chemicals	L+8.25% (9.25%), 5/3/2024		5,588	5,587	5,057	0.4%
KidKraft, Inc. (c) (l) (t)	Consumer	12.00%, 3/31/2022		6,389	6,316	50	0.0%
MLN US Holdco, LLC (a) (c) (i)	Technology	L+8.75% (10.27%), 11/30/2026		3,000	2,950	2,280	0.2%
Northstar Financial Services Group, LLC (c)	Financials	L+7.50% (8.49%), 5/25/2026		2,666	2,656	2,666	0.2%
PetVet Care Centers, LLC (c)	Healthcare	L+6.25% (7.24%), 2/13/2026		3,539	3,526	3,160	0.2%
PI US Holdco III, Ltd. (a) (c)	Financials	L+7.25% (8.32%), 12/22/2025		7,865	7,802	7,550	0.6%
ProAmpac, LLC (c)	Paper & Packaging	L+8.50% (9.50%), 11/18/2024		3,352	3,351	2,816	0.2%
Project Boost Purchaser, LLC (c)	Business Services	L+8.00% (8.99%), 5/31/2027		1,848	1,848	1,802	0.1%
QuickBase, Inc. (c)	Technology	L+8.00% (8.86%), 4/2/2027		7,484	7,353	7,353	0.6%
Recess Holdings, Inc. (c) (i)	Industrials	L+7.75% (9.20%), 9/29/2025		16,134	15,941	15,968	1.2%
Renaissance Holding Corp. (c)	Software/Services	L+7.00% (7.99%), 5/29/2026		8,456	8,325	8,123	0.6%
River Cree Enterprises, LP (a) (c) (m)	Gaming/Lodging	10.00%, 5/17/2025	CAD	21,275	16,431	12,104	0.9%
SCA Pharmaceuticals, LLC (c)	Healthcare	L+9.00% (10.45%), 12/16/2020		2,235	2,205	2,123	0.2%
SSH Group Holdings, Inc. (c) (i)	Education	L+8.25% (9.70%), 7/30/2026		10,122	10,042	9,717	0.8%
St. Croix Hospice Acquisition Corp. (c)	Healthcare	L+8.75% (9.75%), 3/29/2024		2,056	1,987	2,056	0.2%
TIBCO Software, Inc. (c)	Technology	L+7.25% (8.24%), 3/3/2028		13,020	12,955	12,955	1.0%
TierPoint, LLC (c)	Business Services	P+6.25% (9.50%), 5/5/2025		5,334	5,300	5,334	0.4%
Travelpro Products, Inc. (a) (c) (l)	Consumer	13.00%, 11/1/2022		2,417	2,417	2,417	0.2%
Travelpro Products, Inc. (a) (c) (l) (m)	Consumer	13.00%, 11/21/2022	CAD	2,800	2,148	1,991	0.2%
Vantage Mobility International, LLC (c) (l) (p) (t)	Transportation	L+6.00% (7.00%), 6/30/2023		2,940	2,743	2,939	0.2%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Vital Proteins, LLC (c) (l)	Consumer	12.00%, 5/16/2022	$11,449	$11,270	$11,036	0.9%
Sub Total Senior Secured Second Lien Debt				$324,131	$262,606	20.4%

Subordinated Debt - 7.7% (b)
AHP Health Partners, Inc.	Healthcare	9.75%, 7/15/2026	$6,589	$6,513	$5,699	0.4%
Captek Softgel International, Inc. (c) (l) (t)	Health/Fitness	11.50%, 1/30/2023	7,126	7,071	5,345	0.4%
Del Real, LLC (c)	Food & Beverage	11.00%, 4/1/2023	3,129	3,008	2,641	0.2%
Dyno Acquiror, Inc. (c) (l)	Consumer	12.00%, 8/1/2020	1,078	1,078	1,078	0.1%
Gdb Debt Recovery Authority Of Commonwealth Puerto Rico (a) (l)	Financials	7.50%, 8/20/2040	13,175	9,802	8,002	0.6%
HemaSource, Inc. (c) (x)	Healthcare	11.00%, 1/1/2024	2,235	2,157	2,123	0.2%
HTC Borrower, LLC (c) (l)	Consumer	13.00%, 9/1/2020	5,451	5,398	5,451	0.4%
Park Ave RE Holdings, LLC (c) (l) (o) (w)	Financials	13.00%, 12/31/2021	37,237	37,237	37,237	2.9%
PCX Aerostructures, LLC (c) (l) (p)	Industrials	6.00%, 8/9/2021	7,997	6,185	6,398	0.5%
Siena Capital Finance, LLC (c) (o)	Financials	12.50%, 5/15/2024	25,500	25,491	25,500	2.0%
Sub Total Subordinated Debt				$103,940	$99,474	7.7%

Collateralized Securities - 6.4% (b)
Collateralized Securities - Debt Investment
Anchorage Credit Opportunities CLO, LLC 19-1A D (a) (c)	Diversified Investment Vehicles	L+5.10% (7.01%), 1/20/2032	$3,000	$2,886	$2,203	0.2%
Avery Point CLO, Ltd. 15-6A E1 (a) (c)	Diversified Investment Vehicles	L+5.50% (7.24%), 8/6/2027	3,500	3,168	2,122	0.2%
Babson CLO, Ltd. 19-4A E (a) (c)	Diversified Investment Vehicles	L+7.39% (9.29%), 1/15/2033	1,500	1,397	864	0.1%
Catamaran CLO, Ltd. 16-1A D (a) (c)	Diversified Investment Vehicles	L+6.65% (8.47%), 1/18/2029	7,250	7,059	5,015	0.4%
Crown Point CLO, Ltd. 2019-8A E (a) (c)	Diversified Investment Vehicles	L+7.10% (8.92%), 10/20/2032	4,000	3,799	2,388	0.2%
Dryden Senior Loan Fund 17-49A E (a) (c)	Diversified Investment Vehicles	L+6.30% (8.13%), 7/18/2030	3,000	2,892	1,896	0.1%
Dryden Senior Loan Fund 2014-36A ER2 (a) (c)	Diversified Investment Vehicles	L+6.88% (8.71%), 4/15/2029	2,000	1,948	1,333	0.1%
Eaton Vance CDO, Ltd. 15-1A FR (a) (c)	Diversified Investment Vehicles	L+7.97% (9.79%), 1/20/2030	2,000	1,804	1,098	0.1%
Greywolf CLO, Ltd. 20-3RA ER (a) (c)	Diversified Investment Vehicles	L+8.74% (9.64%), 4/15/2033	1,000	930	537	0.0%
ICG US CLO, Ltd. 15-2RA D (a) (c)	Diversified Investment Vehicles	L+6.99% (8.70%), 1/17/2033	1,500	1,426	798	0.1%
Jamestown CLO, Ltd. 2020-15A E (a) (c)	Diversified Investment Vehicles	L+7.00% (7.77%), 4/15/2033	2,000	1,900	1,285	0.1%
KKR Financial CLO, Ltd. 27A E (a) (c)	Diversified Investment Vehicles	L+6.90% (8.82%), 10/15/2032	1,250	1,190	735	0.1%
LCM, Ltd. Partnership 16A ER2 (a) (c)	Diversified Investment Vehicles	L+6.38% (8.21%), 10/15/2031	2,500	2,311	1,456	0.1%
Madison Park Funding, Ltd. 16-21A DR (a) (c)	Diversified Investment Vehicles	L+7.56% (9.39%), 10/15/2032	2,000	1,883	1,173	0.1%
Madison Park Funding, Ltd. 19-35A E (a) (c)	Diversified Investment Vehicles	L+6.75% (8.57%), 4/20/2031	2,000	1,946	1,221	0.1%
Medalist Partners Corporate Finance CLO, Ltd. 20-1A D (a) (c)	Diversified Investment Vehicles	L+7.49% (9.12%), 4/17/2033	3,000	2,851	2,006	0.2%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (p)	Diversified Investment Vehicles	L+11.00% (12.79%), 4/25/2031	$4,750	$4,554	$3,137	0.2%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (p)	Diversified Investment Vehicles	L+7.50% (9.33%), 1/20/2027	10,728	9,626	4,313	0.3%
OCP CLO, Ltd. 14-5A DR (a) (c)	Diversified Investment Vehicles	L+5.70% (7.49%), 4/26/2031	2,200	2,063	1,292	0.1%
OCP CLO, Ltd. 2019-17A E (a) (c)	Diversified Investment Vehicles	L+6.66% (8.48%), 7/20/2032	3,000	2,915	1,792	0.1%
Pikes Peak CLO 19-3A E (a) (c)	Diversified Investment Vehicles	L+6.86% (8.65%), 4/25/2030	3,000	2,853	1,924	0.2%
Sound Point CLO, Ltd. 17-1A E (a) (c)	Diversified Investment Vehicles	L+5.96% (7.77%), 1/23/2029	4,000	3,768	2,683	0.2%
Sound Point CLO, Ltd. 18-3A D (a) (c)	Diversified Investment Vehicles	L+5.79% (7.58%), 10/26/2031	1,000	911	612	0.0%
Sound Point CLO, Ltd. 19-3A E (a) (c)	Diversified Investment Vehicles	L+7.31% (9.41%), 10/25/2032	3,000	2,914	1,831	0.1%
Sound Point CLO, Ltd. 2015-3A ER (a) (c)	Diversified Investment Vehicles	L+5.25% (7.07%), 1/20/2028	2,000	1,885	1,347	0.1%
Symphony CLO, Ltd. 2012-9A ER2 (a) (c)	Diversified Investment Vehicles	L+6.95% (8.79%), 7/16/2032	3,000	2,943	1,811	0.1%
TCW CLO 2019-1 AMR, Ltd. 19-1A F (a) (c)	Diversified Investment Vehicles	L+8.67% (10.36%), 2/15/2029	2,500	2,399	1,552	0.1%
Tralee CLO, Ltd. 13-1A DR (a) (c)	Diversified Investment Vehicles	L+4.18% (6.00%), 7/20/2029	2,500	2,289	1,669	0.1%
Wellfleet CLO, Ltd. 20-1A D (a) (c)	Diversified Investment Vehicles	L+7.24% (8.42%), 4/15/2033	3,000	2,910	1,965	0.2%
Whitehorse, Ltd. 2014-1A E (a) (c) (p)	Diversified Investment Vehicles	L+4.55% (6.31%), 5/1/2026	8,000	7,728	3,923	0.3%
Zais CLO 13, Ltd. 19-13A D1 (a) (c)	Diversified Investment Vehicles	L+4.52% (6.35%), 7/15/2032	3,000	2,857	2,293	0.2%
Collateralized Securities - Equity Investment (n)
CVP Cascade CLO, Ltd. 2013-CLO1 Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 1/16/2026	$3,243	$98	$18	0.0%
CVP Cascade CLO, Ltd. 2014-2A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 7/18/2026	3,755	452	34	0.0%
Figueroa CLO, Ltd. 2014-1A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 1/15/2027	2,986	442	56	0.0%
MidOcean Credit CLO 2013-2A INC (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 1/29/2025	37,600	15,829	5,837	0.5%
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	13.85%, 7/25/2025	31,603	19,122	15,194	1.2%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 1/20/2027	31,575	6,285	3,001	0.2%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 3/20/2025	1,970	263	—	—%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026	1,886	134	—	—%
Whitehorse, Ltd. 2014-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 5/1/2026	36,000	6,965	—	—%
Sub Total Collateralized Securities				$141,595	$82,414	6.4%

Equity/Other - 17.7% (b) (d)
Aden & Anais Holdings, Inc. (c) (e) (x)	Retail		4,470	$—	$—	—%
Answers Corp. (c) (p)	Media/Entertainment		908,911	11,362	727	0.1%
Avaya Holdings Corp. (a) (e) (s)	Technology		187,660	2,979	1,518	0.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Baker Hill Acquisition, LLC (c) (e)	Financials		22,653	$—	$—	—%
Boston Market Corp. (c) (e) (u)	Food & Beverage		160,327	—	—	—%
Capstone Nutrition Development, LLC (c) (e) (p) (u)	Consumer		47,883	4,598	4,309	0.3%
Captek Softgel International, Inc. (c) (e) (x)	Health/Fitness		8,498	942	—	—%
Clover Technologies Group, LLC (c) (e) (j)	Industrials		180,274	1,153	1,153	0.1%
Constellis Holdings, LLC (c) (e)	Business Services		2,316	279	67	0.0%
CRD Holdings, LLC (c) (o) (u)	Energy	9.00%	52,285,603	22,594	21,471	1.7%
CRS-SPV, Inc. (c) (o)	Industrials		246	2,219	1,614	0.1%
Danish CRJ, Ltd. (a) (c) (e) (p) (r)	Transportation		5,002	—	—	—%
Data Source Holdings, LLC (c) (e)	Business Services		10,617	140	93	0.0%
Del Real, LLC (c) (e) (u)	Food & Beverage		670,510	382	—	—%
Dyno Acquiror, Inc. (c) (e)	Consumer		134,102	58	80	0.0%
HemaSource, Inc. (c) (e) (x)	Healthcare		223,503	168	89	0.0%
ICP Industrial, Inc. (c) (e)	Chemicals		288	279	360	0.0%
Integrated Efficiency Solutions, Inc. (c) (e)	Industrials		53,215	56	—	—%
Integrated Efficiency Solutions, Inc. (c) (e)	Industrials		2,975	3	—	—%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (h) (o)	Transportation		1	—	51,952	4.0%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (h) (o)	Transportation		3,250,000	2,795	3,250	0.3%
Kahala US OpCo, LLC (a) (c) (e) (k) (o)	Transportation	13.00%	4,413,472	—	—	—%
K-Square Restaurant Partners, LP (c) (e) (x)	Food & Beverage		447	175	—	—%
Lakeview Health Holdings, Inc. (c) (e)	Healthcare		447	—	—	—%
MGTF Holdco, LLC (c) (e) (o) (u)	Media/Entertainment		330,000	—	—	—%
MIC Holding, LLC (c) (e)	Consumer		30,000	3,750	4,665	0.4%
MIC Holding, LLC (c) (e)	Consumer		1,470	3,687	4,675	0.4%
Mood Media Corp. (c) (e)	Media/Entertainment		121,021	27	—	—%
Motor Vehicle Software Corp. (c) (x)	Business Services		223,503	318	201	0.0%
NexSteppe, Inc. (c) (e) (o)	Chemicals		237,239,694	737	—	—%
NMFC Senior Loan Program I, LLC (a) (o)	Diversified Investment Vehicles		50,000	50,000	46,515	3.6%
Nomacorc, LLC (c) (e) (u)	Industrials		356,816	56	36	0.0%
Park Ave RE Holdings, LLC (c) (e) (o) (w)	Financials		719	2,842	9,255	0.7%
PCX Aerostructures, LLC (c) (e) (p)	Industrials		27,250	—	—	—%
PCX Aerostructures, LLC (c) (e) (p)	Industrials		315	—	—	—%
PCX Aerostructures, LLC (c) (e) (p)	Industrials		1,356	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (p)	Diversified Investment Vehicles		8,739	8,739	8,300	0.7%
PT Network, LLC (c) (e) (u)	Healthcare		3	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
RMP Group, Inc. (c) (u)	Financials		223	$164	$232	0.0%
Schweiger Dermatology Group, LLC (c) (e) (u)	Healthcare		265,024	—	—	—%
Siena Capital Finance, LLC (c) (o)	Financials		35,839,400	36,520	29,747	2.3%
Smile Brands, Inc. (c) (e)	Healthcare		712	815	798	0.1%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
Squan Holding Corp. (c) (e)	Telecom		8,962	—	—	—%
St. Croix Hospice Acquisition Corp. (c) (e)	Healthcare		112	—	31	0.0%
St. Croix Hospice Acquisition Corp. (c) (e)	Healthcare		112	64	137	0.0%
SYNACOR, Inc. (e) (s)	Technology		59,785	—	61	0.0%
Tap Rock Resources, LLC (c) (e) (g) (p) (u)	Energy		18,356,442	18,356	18,540	1.5%
Tax Advisors Group, LLC (c) (u)	Financials		86	609	755	0.1%
Tax Defense Network, LLC (c) (e) (p)	Consumer		633,382	—	—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	—%
Team Waste, LLC (c) (e) (p) (u)	Industrials		128,483	2,569	2,570	0.2%
Tennenbaum Waterman Fund, LP (a) (p)	Diversified Investment Vehicles		10,000	10,000	8,073	0.6%
THL Credit Greenway Fund II, LLC (a) (p)	Diversified Investment Vehicles		5,305	5,305	1,838	0.1%
Travelpro Products, Inc. (a) (c) (e)	Consumer		447,007	506	299	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		39,769	132	21	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		99,236	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		223	35	9	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		4,206	31	15	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		490	490	295	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		139	139	278	0.0%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		1,468,221	—	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		391,131	—	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		3,139,625	3,140	157	0.0%
Women's Marketing, Inc. (c) (e)	Media/Entertainment		3,643	—	—	—%
World Business Lenders, LLC (c) (e)	Financials		922,669	3,750	3,229	0.3%
WPNT, LLC (c) (e) (o) (u)	Media/Entertainment		330,000	—	—	—%
WSO Holdings, LP (c) (e)	Food & Beverage		698	279	—	—%
Wythe Will Tzetzo, LLC (c) (e) (u)	Food & Beverage		22,312	302	—	—%
YummyEarth, Inc. (c) (e)	Food & Beverage		223	—	—	—%
Sub Total Equity/Other				$203,979	$227,415	17.7%

TOTAL INVESTMENTS - 185.1% (b)				$2,679,958	$2,378,803	185.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

Forward foreign currency contracts:

Counterparty	Contract to Deliver	In Exchange For	Maturity Date	Unrealized Appreciation
Goldman Sachs International	CAD 21,807	$16,678	4/13/2020	$1,303
_____________

(a)
All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Qualifying assets represent 81.8% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.

(b)	Percentages are based on net assets as of March 31, 2020.

(c)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).

(d)	All amounts are in thousands except share amounts.

(e)	Non-income producing at March 31, 2020.

(f)	The Company has various unfunded commitments to portfolio companies. Please refer to Note 7 - Commitments and Contingencies for details of these unfunded commitments.

(g)	The commitment related to this investment is discretionary.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

(l)	For the three months ended March 31, 2020, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind (“PIK”):
March 31, 2020 (Unaudited)

Portfolio Company	Investment Type	Cash	PIK	All-in Rate	PIK earned for the three months ended March 31, 2020
Boston Market Corp.	Senior Secured First Lien Debt	—%	10.50%	10.50%	$—
Clover Technologies Group, LLC	Senior Secured First Lien Debt	9.02%	—%	9.02%	92
DoorDash, Inc.	Senior Secured First Lien Debt	—%	10.00%	10.00%	—
Gold Standard Baking, Inc.	Senior Secured First Lien Debt	6.00%	2.00%	8.00%	44
Integral Ad Science, Inc.	Senior Secured First Lien Debt	7.00%	1.25%	8.25%	48
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	8.00%	3.00%	11.00%	46
Internap Corp.	Senior Secured First Lien Debt	7.18%	0.75%	7.93%	15
Kahala Ireland OpCo Designated Activity Company	Senior Secured First Lien Debt	13.00%	—%	13.00%	—
Lakeview Health Holdings, Inc.	Senior Secured First Lien Debt	—%	9.75%	9.75%	—
Lakeview Health Holdings, Inc.	Senior Secured First Lien Debt	—%	9.75%	9.75%	—
LightSquared, LP	Senior Secured First Lien Debt	—%	11.75%	11.75%	893
Medical Depot Holdings, Inc.	Senior Secured First Lien Debt	6.95%	2.00%	8.95%	95
NexSteppe, Inc.	Senior Secured First Lien Debt	—%	12.00%	12.00%	—
NexSteppe, Inc.	Senior Secured First Lien Debt	—%	12.00%	12.00%	—
ORG Chemical Holdings, LLC	Senior Secured First Lien Debt	9.21%	—%	9.21%	—
ORG Chemical Holdings, LLC	Senior Secured First Lien Debt	9.21%	—%	9.21%	—
PT Network, LLC	Senior Secured First Lien Debt	7.44%	2.00%	9.44%	86
Squan Holding Corp.	Senior Secured First Lien Debt	7.46%	1.00%	8.46%	41
Tax Defense Network, LLC	Senior Secured First Lien Debt	4.47%	5.53%	10.00%	—
Tax Defense Network, LLC	Senior Secured First Lien Debt	4.47%	5.53%	10.00%	—
Tax Defense Network, LLC	Senior Secured First Lien Debt	—%	10.00%	10.00%	—
KidKraft, Inc.	Senior Secured Second Lien Debt	11.00%	1.00%	12.00%	—
Travelpro Products, Inc.	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%	12
Travelpro Products, Inc.	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%	10
Vantage Mobility International, LLC	Senior Secured Second Lien Debt	—%	7.00%	7.00%	—
Vital Proteins, LLC	Senior Secured Second Lien Debt	7.50%	4.50%	12.00%	114
Captek Softgel International, Inc.	Subordinated Debt	10.00%	1.50%	11.50%	—
Dyno Acquiror, Inc.	Subordinated Debt	10.50%	1.50%	12.00%	4
Gdb Debt Recovery Authority Of Commonwealth Puerto Rico	Subordinated Debt	7.50%	—%	7.50%	175
HTC Borrower, LLC	Subordinated Debt	10.00%	3.00%	13.00%	41
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%	—
PCX Aerostructures, LLC	Subordinated Debt	—%	6.00%	6.00%	120
Total					$1,836

(m)	The principal amount (par amount) is denominated in Canadian Dollars or CAD.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

(r)	The Company's investment is held through the Consolidated Holding Company, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.

(s)	The investment is not a restricted security. All other securities are restricted securities.

(t)	The investment is on non-accrual status as of March 31, 2020.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

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

(x)
The investment is held through BSP TCAP Acquisition Holdings LP which, as further outlined in Note 1, is an affiliated acquisition entity utilized for the Triangle Transaction. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of March 31, 2020.

(y)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at March 31, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

March 31, 2020
(Unaudited)
The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2020:

	At March 31, 2020
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$361,985	15.2%
Healthcare	324,114	13.6%
Industrials	323,274	13.6%
Financials	172,266	7.2%
Transportation	150,280	6.3%
Diversified Investment Vehicles	147,140	6.2%
Technology	146,523	6.2%
Media/Entertainment	130,002	5.5%
Energy	120,910	5.1%
Food & Beverage	94,309	4.0%
Telecom	91,796	3.9%
Consumer	86,739	3.6%
Education	56,387	2.4%
Software/Services	55,793	2.3%
Paper & Packaging	44,421	1.9%
Chemicals	40,861	1.7%
Gaming/Lodging	25,959	1.1%
Health/Fitness	5,345	0.2%
Retail	699	0.0%
Total	$2,378,803	100.0%

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Florida Food Products, LLC (c)	Food & Beverage	L+6.75% (8.55%), 9/6/2023	$1,416	$1,416	$1,399	0.1%
Florida Food Products, LLC (c) (i)	Food & Beverage	L+6.75% (8.55%), 9/6/2025	22,114	21,666	21,849	1.5%
Foresight Energy, LLC (c) (j)	Industrials	L+5.75% (7.66%), 3/28/2022	5,919	5,888	2,721	0.2%
Frontier Communications Corp.	Telecom	8.00%, 4/1/2027	15,332	15,341	16,054	1.1%
Frontier Communications Corp. (j)	Telecom	L+3.75% (5.55%), 6/17/2024	9,819	9,643	9,853	0.7%
Gold Standard Baking, Inc. (c) (l)	Food & Beverage	L+6.50% (8.50%), 7/25/2022	3,049	2,273	1,220	0.1%
Green Energy Partners/Stonewall, LLC (c) (j)	Energy	L+5.50% (7.44%), 11/15/2021	1,000	998	922	0.1%
Green Energy Partners/Stonewall, LLC (j)	Energy	L+5.50% (7.44%), 11/15/2021	1,324	1,322	1,221	0.1%
HC2 Holdings, Inc. (c)	Industrials	11.50%, 12/1/2021	10,796	10,706	10,353	0.7%
HireRight, Inc. (i)	Business Services	L+3.75% (5.55%), 7/11/2025	2,955	2,933	2,927	0.2%
ICR Operations, LLC (c)	Business Services	L+5.00% (6.94%), 3/26/2024	98	96	98	0.0%
ICR Operations, LLC (c) (i)	Business Services	L+5.00% (6.94%), 3/26/2025	17,321	17,055	17,321	1.2%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+5.75% (7.68%), 7/31/2024	46	46	45	0.0%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+5.75% (7.54%), 7/31/2023	161	161	158	0.0%
Ideal Tridon Holdings, Inc. (c) (i)	Industrials	L+5.75% (7.70%), 7/31/2024	837	822	822	0.1%
Ideal Tridon Holdings, Inc. (c) (i)	Industrials	L+5.75% (7.68%), 7/31/2023	28,549	28,216	28,036	1.9%
IDERA, Inc. (j)	Technology	L+4.50% (6.30%), 6/28/2024	2,095	2,089	2,099	0.1%
Integral Ad Science, Inc. (c) (l)	Software/Services	L+7.25% (9.05%), 7/19/2024	15,302	15,070	15,302	1.1%
Integrated Efficiency Solutions, Inc. (c)	Industrials	L+10.25% (12.19%), 6/30/2022	3,658	3,658	3,344	0.2%
Intelsat Jackson Holdings, SA (a) (j)	Telecom	L+4.50% (6.43%), 1/2/2024	10,000	10,178	10,070	0.7%
Internap Corp. (c) (i) (l)	Business Services	L+7.00% (8.79%), 4/6/2022	11,789	11,779	7,533	0.5%
International Cruise & Excursions, Inc. (c) (i)	Business Services	L+5.25% (7.05%), 6/6/2025	5,001	4,958	5,002	0.3%
IPC Corp. (c) (j)	Software/Services	L+4.50% (6.43%), 8/6/2021	3,784	3,757	3,126	0.2%
Iri Holdings, Inc. (c) (j)	Business Services	L+4.50% (6.30%), 12/1/2025	4,950	4,908	4,826	0.3%
K2 Intelligence Holdings, Inc. (c) (i)	Business Services	L+4.75% (6.69%), 9/23/2024	11,667	11,446	11,445	0.8%
Kahala Ireland OpCo Designated Activity Company (a) (c) (l) (o)	Transportation	L+8.00% (13.00%), 12/22/2028	105,549	105,549	105,549	7.2%
Kaman Distribution Corp. (c) (i)	Industrials	L+5.00% (6.94%), 8/26/2026	21,498	19,650	20,853	1.4%
Kissner Milling Co., Ltd. (a)	Industrials	8.38%, 12/1/2022	11,294	11,514	11,802	0.8%
Lakeland Tours, LLC (i) (j)	Education	L+4.25% (6.15%), 12/16/2024	10,210	10,148	10,171	0.7%
Lakeview Health Holdings, Inc. (c) (l) (t)	Healthcare	9.75%, 12/15/2021	129	124	54	0.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Lakeview Health Holdings, Inc. (c) (l) (t)	Healthcare	9.75%, 12/15/2021	$3,756	$2,671	$1,582	0.1%
LightSquared, LP (l)	Telecom	L+8.75% (10.85%), 12/7/2020	12,376	11,812	7,921	0.5%
Lionbridge Technologies, Inc. (c) (i)	Business Services	L+6.25% (8.04%), 12/20/2025	10,344	10,241	10,241	0.7%
MCS Acquisition Corp. (c)	Business Services	L+4.75% (6.64%), 5/20/2024	14,009	13,971	6,024	0.4%
MED Parentco, LP (j)	Healthcare	L+4.25% (6.05%), 8/31/2026	306	306	305	0.0%
MED Parentco, LP (j)	Healthcare	L+4.25% (6.05%), 8/31/2026	5,745	5,690	5,736	0.4%
Medallion Midland Acquisition, LP (j)	Energy	L+3.25% (5.05%), 10/30/2024	4,361	4,353	4,306	0.3%
Medical Depot Holdings, Inc. (c) (i) (l)	Healthcare	L+7.50% (9.44%), 1/3/2023	18,850	17,981	14,175	1.0%
MGTF Radio Company, LLC (c) (o)	Media/Entertainment	L+6.00% (7.80%), 4/1/2024	57,974	57,831	54,171	3.7%
Micross Solutions, LLC (c)	Software/Services	L+5.00% (6.72%), 8/7/2023	3,065	2,955	3,065	0.2%
Midwest Can Company, LLC (c) (i)	Paper & Packaging	L+5.00% (6.81%), 4/11/2024	4,622	4,589	4,622	0.3%
Miller Environmental Group, Inc. (c) (i)	Business Services	P+5.50% (10.25%), 3/15/2024	10,589	10,378	10,377	0.7%
Miller Environmental Group, Inc. (c) (i)	Business Services	L+6.50% (8.63%), 3/15/2024	11,579	11,385	11,371	0.8%
MLN US Holdco, LLC (a) (j)	Technology	L+4.50% (6.19%), 11/28/2025	10,675	10,645	10,061	0.7%
Monitronics International, Inc. (c)	Business Services	L+6.50% (8.30%), 3/29/2024	7,575	7,589	6,541	0.5%
Montreign Operating Company, LLC (c)	Gaming/Lodging	L+8.25% (10.16%), 1/24/2023	26,681	26,425	23,559	1.6%
Mood Media Corp. (c)	Media/Entertainment	L+7.25% (9.19%), 6/28/2022	704	691	662	0.0%
Mood Media Corp. (c) (i)	Media/Entertainment	L+7.25% (9.19%), 6/28/2022	13,168	13,025	12,378	0.9%
Murray Energy Holdings, Co. (c)	Industrials	L+11.00% (13.00%), 7/31/2020	1,671	1,631	1,667	0.1%
Murray Energy Holdings, Co. (j) (t)	Industrials	L+7.25% (9.19%), 10/17/2022	9,184	9,071	1,870	0.1%
Muth Mirror Systems, LLC (c) (i)	Technology	L+5.25% (7.39%), 4/23/2025	15,778	15,498	15,509	1.1%
National Technical Systems, Inc. (c) (i)	Business Services	L+6.25% (7.94%), 6/14/2021	17,469	17,422	16,770	1.1%
Navitas Midstream Midland Basin, LLC (c) (j)	Energy	L+4.50% (6.30%), 12/13/2024	13,326	13,305	12,977	0.9%
New Amsterdam Software Bidco, LLC (c) (i)	Technology	L+5.00% (6.80%), 5/1/2026	6,134	6,023	6,023	0.4%
New Star Metals, Inc. (c) (i)	Industrials	L+6.00% (7.95%), 6/29/2023	22,692	22,284	22,692	1.6%
NexSteppe, Inc. (c) (l) (o) (t)	Chemicals	12.00%, 3/31/2020	15,285	10,453	—	—%
NexSteppe, Inc. (c) (l) (o) (t)	Chemicals	12.00%, 3/31/2020	2,269	1,750	—	—%
NN, Inc. (a) (j)	Industrials	L+5.25% (7.05%), 10/19/2022	9,889	9,394	9,691	0.7%
Norvax, LLC (c)	Business Services	L+6.50% (8.41%), 9/12/2025	11,489	11,212	11,214	0.8%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
NTM Acquisition Corp. (c) (i)	Media/Entertainment	L+6.25% (8.05%), 6/7/2022	$22,999	$22,861	$22,999	1.6%
Office Depot, Inc. (a) (j)	Retail	L+5.25% (7.04%), 11/8/2022	4,947	4,889	4,984	0.3%
ORG Chemical Holdings, LLC (c) (g) (l)	Chemicals	L+7.75% (9.70%), 6/30/2022	3,420	3,420	3,420	0.2%
ORG Chemical Holdings, LLC (c) (i) (l)	Chemicals	L+7.75% (9.70%), 6/30/2022	3,730	3,695	3,730	0.3%
ORG GC Holdings, LLC (c) (i)	Business Services	L+6.75% (8.70%), 7/31/2022	21,624	21,457	20,932	1.4%
PeopLease Holdings, LLC (c) (i)	Business Services	L+9.62% (11.57%), 2/26/2021	20,000	19,953	19,800	1.4%
PGX Holdings, Inc. (c) (j)	Consumer	L+5.25% (7.05%), 9/29/2020	11,820	11,807	8,416	0.6%
Planet Equity Group, LLC (c) (i)	Business Services	L+5.25% (7.18%), 11/18/2025	14,941	14,721	14,717	1.0%
PlayPower, Inc. (c) (i)	Industrials	L+5.50% (7.46%), 5/8/2026	26,385	26,025	26,385	1.8%
Premier Dental Services, Inc. (i) (j)	Healthcare	L+5.25% (7.05%), 6/30/2023	32,354	32,196	32,313	2.2%
Premier Global Services, Inc. (c) (j)	Telecom	L+6.50% (8.40%), 6/8/2023	8,578	8,382	5,284	0.4%
PSKW, LLC (c)	Healthcare	L+7.68% (9.63%), 11/26/2021	17,750	17,637	17,750	1.2%
PSKW, LLC (c)	Healthcare	L+7.68% (9.63%), 11/25/2021	1,972	1,954	1,972	0.1%
PSKW, LLC (c)	Healthcare	L+7.68% (9.63%), 11/25/2021	1,930	1,919	1,930	0.1%
PSKW, LLC (c) (i)	Healthcare	L+4.25% (6.19%), 11/26/2021	1,162	1,159	1,162	0.1%
PT Network, LLC (c) (i) (l)	Healthcare	L+7.50% (9.44%), 11/30/2023	16,780	16,702	15,052	1.0%
Questex, Inc. (c)	Media/Entertainment	L+5.00% (6.91%), 9/9/2024	689	689	689	0.0%
Questex, Inc. (c) (i)	Media/Entertainment	L+5.00% (6.89%), 9/9/2024	15,989	15,739	15,989	1.1%
Red River Technology, LLC (c) (i)	Business Services	L+5.00% (6.94%), 8/30/2024	23,669	23,340	23,337	1.6%
Reddy Ice Corp. (c) (i)	Food & Beverage	L+5.50% (7.60%), 7/1/2025	19,540	19,003	19,003	1.3%
Regionalcare Hospital Partners Holdings, Inc. (j)	Healthcare	L+4.50% (6.30%), 11/14/2025	19,850	19,521	19,994	1.4%
Resco Products, Inc. (c)	Industrials	L+6.25% (8.05%), 3/7/2020	10,000	10,000	9,200	0.6%
Safety Products/JHC Acquisition Corp. (c) (j)	Industrials	L+4.50% (6.30%), 6/28/2026	958	958	937	0.1%
Safety Products/JHC Acquisition Corp. (c) (j)	Industrials	L+4.50% (6.30%), 6/28/2026	17,717	17,564	17,341	1.2%
Schenectady International Group, Inc. (j)	Chemicals	L+4.75% (6.79%), 10/15/2025	19,593	19,164	19,446	1.3%
SFR Group, SA (a) (i)	Telecom	L+3.69% (5.43%), 2/2/2026	14,962	14,926	14,962	1.0%
SFR Group, SA (a) (i) (j)	Telecom	L+4.00% (5.74%), 8/14/2026	12,967	12,862	12,978	0.9%
Shields Health Solutions Holdings, LLC (c) (i)	Healthcare	L+5.00% (6.80%), 8/19/2026	6,963	6,896	6,897	0.5%
SitusAMC Holdings Corp. (c) (i)	Financials	L+4.75% (6.55%), 6/30/2025	8,486	8,369	8,371	0.6%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Skillsoft Corp. (j)	Technology	L+4.75% (6.95%), 4/28/2021	$15,001	$14,378	$11,469	0.8%
Squan Holding Corp. (c) (l)	Telecom	L+7.00% (8.95%), 6/30/2020	16,276	16,123	13,835	1.0%
SSH Group Holdings, Inc. (j)	Education	L+4.25% (6.19%), 7/30/2025	10,736	10,704	10,776	0.7%
Subsea Global Solutions, LLC (c)	Business Services	L+7.00% (9.06%), 3/29/2023	388	388	381	0.0%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (9.00%), 3/29/2023	2,392	2,302	2,344	0.2%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (9.00%), 3/29/2023	8,327	8,219	8,168	0.6%
Tax Defense Network, LLC (c) (l) (p) (t)	Consumer	L+6.00% (10.00%), 4/30/2020	5,257	3,833	1,262	0.1%
Tax Defense Network, LLC (c) (l) (p) (t)	Consumer	L+6.00% (10.00%), 4/30/2020	29,616	21,646	7,108	0.5%
Tax Defense Network, LLC (c) (l) (p) (t)	Consumer	L+10.00% (10.00%), 4/30/2020	2,357	2,357	2,357	0.2%
The Dun & Bradstreet Corp. (j)	Business Services	L+5.00% (6.79%), 2/6/2026	10,000	9,825	10,079	0.7%
TIBCO Software, Inc. (j)	Technology	L+4.00% (5.71%), 6/30/2026	4,988	4,988	5,005	0.3%
Tillamook Country Smoker, LLC (c)	Food & Beverage	L+5.75% (7.85%), 5/19/2022	1,078	1,078	1,054	0.1%
Tillamook Country Smoker, LLC (c) (i)	Food & Beverage	L+5.75% (7.65%), 5/19/2022	10,090	10,018	9,858	0.7%
Tivity Health, Inc. (a) (j)	Healthcare	L+5.25% (7.05%), 3/6/2026	4,396	4,299	4,396	0.3%
Tivity Health, Inc. (a) (j)	Healthcare	L+4.25% (6.05%), 3/8/2024	1,641	1,627	1,641	0.1%
Trademark Global, LLC (c)	Consumer	L+6.00% (7.80%), 4/28/2023	2,067	2,067	2,067	0.1%
Traverse Midstream Partners, LLC (j)	Energy	L+4.00% (5.80%), 9/27/2024	16,222	15,847	14,568	1.0%
Trilogy International Partners, LLC (a)	Telecom	8.88%, 5/1/2022	14,875	14,837	13,983	1.0%
University of St. Augustine Acquisition Corp. (c) (i)	Education	L+4.25% (6.05%), 2/2/2026	24,004	23,482	23,524	1.6%
Veritext Corp. (i)	Business Services	L+3.75% (5.69%), 8/1/2025	4,975	4,975	4,955	0.3%
Vertex Aerospace Services Corp. (i)	Industrials	L+4.50% (6.30%), 6/30/2025	8,726	8,692	8,753	0.6%
Von Drehle Corp. (c) (i) (l)	Paper & Packaging	L+11.50% (13.44%), 3/6/2023	26,856	26,595	25,164	1.7%
Vyaire Medical, Inc. (c) (j)	Healthcare	L+4.75% (6.84%), 4/16/2025	8,850	8,580	7,611	0.5%
WaterBridge Midstream Operating, LLC (j)	Energy	L+5.75% (7.83%), 6/22/2026	11,834	11,572	11,613	0.8%
WMK, LLC (c)	Business Services	L+5.75% (7.49%), 9/5/2025	1,910	1,903	1,910	0.1%
WMK, LLC (c)	Business Services	L+5.75% (7.44%), 9/5/2024	1,134	1,134	1,134	0.1%
WMK, LLC (c) (i)	Business Services	L+5.75% (7.49%), 9/5/2025	20,180	19,853	20,180	1.4%
Xplornet Communications, Inc. (a) (i) (j)	Telecom	L+4.00% (5.94%), 9/9/2021	15,679	15,645	15,699	1.1%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
YummyEarth, Inc. (c)	Food & Beverage	L+7.00% (8.91%), 8/1/2025	$2,626	$2,625	$2,626	0.2%
Sub Total Senior Secured First Lien Debt				$1,862,228	$1,764,292	120.6%

Senior Secured Second Lien Debt - 21.0% (b)
Accentcare, Inc. (c) (i)	Healthcare	L+8.75% (10.70%), 6/21/2027	$17,795	$17,380	$17,366	1.2%
Anchor Glass Container Corp. (c)	Paper & Packaging	L+7.75% (9.46%), 12/6/2024	20,000	19,845	10,400	0.7%
Astro AB Merger Sub, Inc. (a) (i)	Financials	L+7.50% (9.43%), 4/28/2023	7,758	7,758	7,719	0.5%
Asurion Corp. (i) (j)	Business Services	L+6.50% (8.30%), 8/4/2025	18,734	18,866	18,949	1.3%
Avatar Purchaser, Inc. (c) (j)	Software/Services	L+7.50% (9.49%), 11/17/2025	11,716	11,458	11,716	0.8%
Aveanna Healthcare, LLC (c)	Healthcare	L+8.00% (9.80%), 3/17/2025	15,000	14,852	13,650	0.9%
Baker Hill Acquisition, LLC (c)	Financials	L+11.00% (13.09%), 3/22/2021	3,017	1,508	1,584	0.1%
Baker Hill Acquisition, LLC (c)	Financials	L+11.00% (13.09%), 3/22/2021	447	416	447	0.0%
Boston Market Corp. (c)	Food & Beverage	L+4.50% (6.51%), 1/9/2021	3,691	3,691	3,691	0.3%
Boston Market Corp. (c)	Food & Beverage	L+8.25% (10.19%), 1/18/2021	26,259	24,260	8,534	0.6%
Boston Market Corp. (c)	Food & Beverage	L+4.50% (6.59%), 1/9/2021	923	923	923	0.1%
BrandMuscle Holdings, Inc. (c)	Business Services	L+8.50% (10.60%), 6/1/2022	24,500	24,317	24,500	1.7%
Carlisle FoodService Products, Inc. (c) (i)	Consumer	L+7.75% (9.55%), 3/20/2026	10,719	10,552	10,719	0.7%
CDS U.S. Intermediate Holdings, Inc. (a) (c)	Media/Entertainment	L+8.25% (10.19%), 7/10/2023	9,177	8,946	7,846	0.5%
Constellis Holdings, LLC (c) (t)	Business Services	L+9.00% (10.93%), 4/21/2025	1,117	1,117	56	0.0%
Dentalcorp Perfect Smile, ULC (a) (c)	Healthcare	L+7.50% (9.30%), 6/8/2026	10,139	10,056	10,139	0.7%
Dimora Brands, Inc. (c)	Consumer	L+8.50% (10.30%), 8/25/2025	4,464	4,463	4,464	0.3%
Edelman Financial Services, LLC (a) (j)	Financials	L+6.75% (8.54%), 7/20/2026	6,764	6,736	6,730	0.5%
Hyland Software, Inc. (c) (i)	Technology	L+7.00% (8.80%), 7/7/2025	6,904	6,930	6,904	0.5%
ICP Industrial, Inc. (c)	Chemicals	L+8.25% (10.04%), 5/3/2024	5,588	5,587	5,588	0.4%
KidKraft, Inc. (c) (l)	Consumer	12.00%, 3/31/2022	6,373	6,316	5,149	0.4%
MLN US Holdco, LLC (a) (c) (i)	Technology	L+8.75% (10.44%), 11/30/2026	3,000	2,948	2,452	0.2%
Northstar Financial Services Group, LLC (c)	Financials	L+7.50% (9.30%), 5/25/2026	2,666	2,656	2,666	0.2%
PetVet Care Centers, LLC (c)	Healthcare	L+6.25% (8.05%), 2/13/2026	3,539	3,525	3,539	0.2%
PI US Holdco III, Ltd. (a) (c)	Financials	L+7.25% (9.05%), 12/22/2025	6,696	6,645	6,562	0.5%
ProAmpac, LLC (c)	Paper & Packaging	L+8.50% (10.40%), 11/18/2024	3,352	3,351	3,352	0.2%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
Project Boost Purchaser, LLC	Business Services	L+8.00% (9.80%), 5/31/2027		$1,848	$1,848	$1,848	0.1%
QuickBase, Inc. (c)	Technology	L+8.00% (9.71%), 4/2/2027		7,484	7,348	7,349	0.5%
Recess Holdings, Inc. (c) (i)	Industrials	L+7.75% (9.55%), 9/29/2025		15,008	14,841	15,008	1.0%
Renaissance Holding Corp. (c)	Software/Services	L+7.00% (8.80%), 5/29/2026		8,456	8,320	8,123	0.6%
River Cree Enterprises, LP (a) (c) (m)	Gaming/Lodging	10.00%, 5/17/2025	CAD	21,275	16,427	16,378	1.1%
SCA Pharmaceuticals, LLC (c)	Healthcare	L+9.00% (10.94%), 12/16/2020		2,235	2,194	2,056	0.1%
SSH Group Holdings, Inc. (c) (i)	Education	L+8.25% (10.19%), 7/30/2026		10,122	10,039	10,122	0.7%
St. Croix Hospice Acquisition Corp. (c)	Healthcare	L+8.75% (10.55%), 3/29/2024		2,056	1,983	2,056	0.1%
TierPoint, LLC (c)	Business Services	L+7.25% (9.05%), 5/5/2025		5,334	5,298	5,014	0.3%
Travelpro Products, Inc. (a) (c) (l)	Consumer	13.00%, 11/1/2022		2,405	2,404	2,405	0.2%
Travelpro Products, Inc. (a) (c) (l) (m)	Consumer	13.00%, 11/21/2022	CAD	2,786	2,137	2,145	0.1%
US Salt, LLC (c) (i)	Industrials	L+8.63% (10.42%), 1/18/2027		26,968	26,197	26,968	1.9%
Vantage Mobility International, LLC (c) (l) (p) (t)	Transportation	L+6.00% (7.80%), 6/30/2023		2,883	2,743	2,883	0.2%
Vital Proteins, LLC (c) (l)	Consumer	12.00%, 5/16/2022		8,628	8,485	8,478	0.6%
Sub Total Senior Secured Second Lien Debt					$335,366	$306,478	21.0%

Subordinated Debt - 7.4% (b)
AHP Health Partners, Inc.	Healthcare	9.75%, 7/15/2026		$6,589	$6,511	$7,257	0.5%
Captek Softgel International, Inc. (c) (l) (t)	Health/Fitness	11.50%, 1/30/2023		7,099	7,071	5,324	0.4%
Community Intervention Services, Inc. (c) (l) (t)	Healthcare	13.00%, 1/29/2021		6,074	—	—	—%
Del Real, LLC (c)	Food & Beverage	11.00%, 4/1/2023		3,129	2,998	2,641	0.2%
Dyno Acquiror, Inc. (c) (l)	Consumer	12.00%, 8/1/2020		1,074	1,074	1,074	0.1%
HemaSource, Inc. (c) (x)	Healthcare	11.00%, 1/1/2024		2,235	2,152	2,156	0.1%
HTC Borrower, LLC (c) (l)	Consumer	13.00%, 9/1/2020		5,410	5,326	5,410	0.4%
Iridium Communications, Inc.	Telecom	10.25%, 4/15/2023		3,536	3,536	3,794	0.3%
Park Ave RE Holdings, LLC (c) (l) (o) (w)	Financials	13.00%, 12/31/2021		37,237	37,237	37,237	2.5%
PCX Aerostructures, LLC (c) (l) (p)	Industrials	6.00%, 8/9/2021		7,878	6,065	5,908	0.4%
RMP Group, Inc. (c) (l)	Financials	11.50%, 9/1/2022		2,299	2,240	2,300	0.2%
Siena Capital Finance, LLC (c) (o)	Financials	12.50%, 8/16/2021		22,500	22,492	22,500	1.5%
Xplornet Communications, Inc. (a) (c)	Telecom	9.63%, 6/1/2022		12,304	12,304	12,550	0.8%
Sub Total Subordinated Debt					$109,006	$108,151	7.4%

Collateralized Securities - 7.4% (b)
Collateralized Securities - Debt Investment
Anchorage Credit Opportunities CLO, LLC 19-1A D (a) (c)	Diversified Investment Vehicles	L+5.10% (7.01%), 1/20/2032		$3,000	$2,885	$2,885	0.2%
Avery Point CLO, Ltd. 15-6A E1 (a) (c)	Diversified Investment Vehicles	L+5.50% (7.39%), 8/6/2027		3,500	3,156	3,156	0.2%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Babson CLO, Ltd. 19-4A E (a) (c)	Diversified Investment Vehicles	L+7.39% (9.29%), 1/15/2033	$1,500	$1,395	$1,395	0.1%
Crown Point CLO, Ltd. 2019-8A E (a) (c)	Diversified Investment Vehicles	L+7.10% (9.12%), 10/20/2032	6,000	5,708	5,853	0.4%
Dryden Senior Loan Fund 17-49A E (a) (c)	Diversified Investment Vehicles	L+6.30% (8.30%), 7/18/2030	3,000	2,890	2,890	0.2%
Dryden Senior Loan Fund 2014-36A ER2 (a) (c)	Diversified Investment Vehicles	L+6.88% (8.87%), 4/15/2029	2,000	1,947	1,975	0.1%
KKR Financial CLO, Ltd. 27A E (a) (c)	Diversified Investment Vehicles	L+6.90% (8.82%), 10/15/2032	1,250	1,189	1,211	0.1%
LCM, Ltd. Partnership 16A ER2 (a) (c)	Diversified Investment Vehicles	L+6.38% (8.38%), 10/15/2031	2,500	2,307	2,307	0.2%
Madison Park Funding, Ltd. 16-21A DR (a) (c)	Diversified Investment Vehicles	L+7.56% (9.39%), 10/15/2032	2,000	1,881	1,881	0.1%
Madison Park Funding, Ltd. 19-35A E (a) (c)	Diversified Investment Vehicles	L+6.75% (8.72%), 4/20/2031	2,000	1,945	1,945	0.1%
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (p)	Diversified Investment Vehicles	L+11.00% (12.94%), 4/25/2031	4,750	4,550	4,612	0.3%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (p)	Diversified Investment Vehicles	L+7.50% (9.47%), 1/20/2027	10,728	9,586	9,209	0.6%
OCP CLO, Ltd. 14-5A DR (a) (c)	Diversified Investment Vehicles	L+5.70% (7.64%), 4/26/2031	2,200	2,060	2,060	0.1%
OCP CLO, Ltd. 2019-17A E (a) (c)	Diversified Investment Vehicles	L+6.66% (8.79%), 7/20/2032	3,000	2,913	2,946	0.2%
Pikes Peak CLO 19-3A E (a) (c)	Diversified Investment Vehicles	L+6.86% (8.80%), 4/25/2030	3,000	2,849	2,849	0.2%
Sound Point CLO, Ltd. 19-3A E (a) (c)	Diversified Investment Vehicles	L+7.31% (9.41%), 10/25/2032	3,000	2,912	2,972	0.2%
Sound Point CLO, Ltd. 2015-3A ER (a) (c)	Diversified Investment Vehicles	L+5.25% (7.22%), 1/20/2028	2,000	1,881	1,915	0.1%
Symphony CLO, Ltd. 2012-9A ER2 (a) (c)	Diversified Investment Vehicles	L+6.95% (8.95%), 7/16/2032	3,000	2,942	2,972	0.2%
TCW CLO 2019-1 AMR, Ltd. 19-1A F (a) (c)	Diversified Investment Vehicles	L+8.67% (10.58%), 2/15/2029	2,500	2,396	2,396	0.2%
Vibrant CLO, Ltd. 2016-4A DR (a) (c)	Diversified Investment Vehicles	L+4.33% (6.30%), 7/20/2032	3,000	2,913	2,947	0.2%
Whitehorse, Ltd. 2014-1A E (a) (c) (p)	Diversified Investment Vehicles	L+4.55% (6.46%), 5/1/2026	8,000	7,717	7,054	0.5%
Zais CLO 13, Ltd. 19-13A D1 (a) (c)	Diversified Investment Vehicles	L+4.52% (6.60%), 7/15/2032	3,000	2,854	2,908	0.2%
Collateralized Securities - Equity Investment (n)
CVP Cascade CLO, Ltd. 2013-CLO1 Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 1/16/2026	$3,243	$106	$24	0.0%
CVP Cascade CLO, Ltd. 2014-2A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 7/18/2026	3,755	463	38	0.0%
Figueroa CLO, Ltd. 2014-1A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 1/15/2027	2,986	597	67	0.0%
MidOcean Credit CLO 2013-2A INC (a) (c) (p) (v)	Diversified Investment Vehicles	0.76%, 1/29/2025	37,600	16,815	11,835	0.8%
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	16.56%, 7/25/2025	31,603	19,353	19,697	1.4%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (p) (v)	Diversified Investment Vehicles	21.81%, 1/20/2027	31,575	7,298	6,607	0.5%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 3/20/2025	1,970	263	—	—%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p)	Diversified Investment Vehicles	10.44%, 5/1/2026	1,886	134	35	0.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Whitehorse, Ltd. 2014-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 5/1/2026	$36,000	$6,965	$286	0.0%
Sub Total Collateralized Securities				$122,870	$108,927	7.4%

Equity/Other - 17.7% (b) (d)
Aden & Anais Holdings, Inc. (c) (e) (x)	Retail		4,470	$—	$—	—%
Answers Corp. (c) (p)	Media/Entertainment		908,911	11,361	727	0.0%
Avaya Holdings Corp. (a) (e) (s)	Technology		187,660	2,979	2,533	0.2%
Baker Hill Acquisition, LLC (c) (e)	Financials		22,653	—	—	—%
Boston Market Corp. (c) (e) (u)	Food & Beverage		160,327	—	—	—%
Capstone Nutrition Development, LLC (c) (e) (p) (u)	Consumer		47,883	4,788	4,788	0.3%
Captek Softgel International, Inc. (c) (e) (x)	Health/Fitness		8,498	942	—	—%
CRD Holdings, LLC (a) (c) (o) (u)	Energy	9.00%	52,285,603	28,066	28,943	2.0%
CRS-SPV, Inc. (c) (e) (o)	Industrials		246	2,219	2,221	0.2%
Danish CRJ, Ltd. (a) (c) (e) (p) (r)	Transportation		5,002	—	—	—%
Data Source Holdings, LLC (c) (e)	Business Services		10,617	140	93	0.0%
Del Real, LLC (c) (e) (u)	Food & Beverage		670,510	382	—	—%
Dyno Acquiror, Inc. (c) (e)	Consumer		134,102	58	80	0.0%
HemaSource, Inc. (c) (e) (x)	Healthcare		223,503	168	101	0.0%
ICP Industrial, Inc. (c) (e)	Chemicals		288	279	380	0.0%
Integrated Efficiency Solutions, Inc. (c) (e)	Industrials		53,215	56	—	—%
Integrated Efficiency Solutions, Inc. (c) (e)	Industrials		2,975	3	—	—%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (h) (o)	Transportation		1	—	57,226	3.9%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (h) (o)	Transportation		3,250,000	2,795	3,250	0.2%
Kahala US OpCo, LLC (a) (c) (e) (k) (o)	Transportation	13.00%	4,413,472	—	—	—%
K-Square Restaurant Partners, LP (c) (e) (x)	Food & Beverage		447	175	—	—%
Lakeview Health Holdings, Inc. (c) (e)	Healthcare		447	—	—	—%
MGTF Holdco, LLC (c) (e) (o) (u)	Media/Entertainment		330,000	—	—	—%
MIC Holding, LLC (c) (e)	Consumer		30,000	3,750	3,822	0.3%
MIC Holding, LLC (c) (e)	Consumer		1,470	3,687	4,520	0.3%
Micross Solutions, LLC (c) (e)	Software/Services		442,430	223	1,040	0.1%
Mood Media Corp. (c) (e)	Media/Entertainment		121,021	27	—	—%
Motor Vehicle Software Corp. (c) (e) (x)	Business Services		223,503	318	268	0.0%
NexSteppe, Inc. (c) (e) (o)	Chemicals		237,239,694	737	—	—%
NMFC Senior Loan Program I, LLC (a) (o)	Diversified Investment Vehicles		50,000	50,000	47,310	3.2%
Nomacorc, LLC (c) (e) (u)	Industrials		356,816	56	143	0.0%
Park Ave RE Holdings, LLC (c) (e) (o) (w)	Financials		719	2,842	11,133	0.8%
PCX Aerostructures, LLC (c) (e) (p)	Industrials		27,250	—	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
PCX Aerostructures, LLC (c) (e) (p)	Industrials		315	$—	$—	—%
PCX Aerostructures, LLC (c) (e) (p)	Industrials		1,356	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (p)	Diversified Investment Vehicles		8,739	8,739	8,707	0.6%
PT Network, LLC (c) (e) (u)	Healthcare		3	—	—	—%
RMP Group, Inc. (c) (e) (u)	Financials		223	164	274	0.0%
RockYou, Inc. (c) (e)	Media/Entertainment		15,105	—	—	—%
Schweiger Dermatology Group, LLC (c) (e) (u)	Healthcare		265,024	—	—	—%
Siena Capital Finance, LLC (c) (o)	Financials		35,839,400	36,537	36,915	2.5%
Smile Brands, Inc. (c) (e)	Healthcare		712	815	1,101	0.1%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
Squan Holding Corp. (c) (e)	Telecom		8,962	—	—	—%
St. Croix Hospice Acquisition Corp. (c) (e)	Healthcare		112	—	31	0.0%
St. Croix Hospice Acquisition Corp. (c) (e)	Healthcare		112	64	134	0.0%
SYNACOR, Inc. (e) (s)	Technology		59,785	—	91	0.0%
Tap Rock Resources, LLC (c) (e) (g) (p) (u)	Energy		20,672,210	20,672	20,879	1.4%
Tax Advisors Group, LLC (c) (e) (u)	Financials		86	609	755	0.1%
Tax Defense Network, LLC (c) (e) (p)	Consumer		633,382	—	—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	—%
Team Waste, LLC (c) (e) (p) (u)	Industrials		111,752	2,235	2,235	0.2%
Tennenbaum Waterman Fund, LP (a) (p)	Diversified Investment Vehicles		10,000	10,000	9,841	0.7%
THL Credit Greenway Fund II, LLC (a) (p)	Diversified Investment Vehicles		5,048	5,048	2,554	0.2%
Travelpro Products, Inc. (a) (c) (e)	Consumer		447,007	506	581	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		39,769	132	21	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		99,236	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		223	35	9	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		4,206	31	15	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		490	490	640	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		139	139	278	0.0%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		1,468,221	—	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		391,131	—	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		3,139,625	3,140	942	0.1%
Women's Marketing, Inc. (c) (e)	Media/Entertainment		3,643	—	—	—%
World Business Lenders, LLC (c) (e)	Financials		922,669	3,750	3,755	0.3%
WPNT, LLC (c) (e) (o) (u)	Media/Entertainment		330,000	—	—	—%
WSO Holdings, LP (c) (e)	Food & Beverage		698	279	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Wythe Will Tzetzo, LLC (c) (e) (u)	Food & Beverage		22,312	$301	$—	—%
YummyEarth, Inc. (c) (e)	Food & Beverage		223	—	—	—%
Sub Total Equity/Other				$210,172	$258,336	17.7%

TOTAL INVESTMENTS - 174.1% (b)				$2,639,642	$2,546,184	174.1%
Forward foreign currency contracts:

Counterparty	Contract to Deliver	In Exchange For	Maturity Date	Unrealized Depreciation
Goldman Sachs International	CAD 21,807	$16,359	1/10/2020	$(388)
_________

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
For the period ended March 31, 2020
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
On February 1, 2019, Franklin Templeton acquired BSP, including BSP’s 100% ownership interest in the Company's Adviser (the “FT Transaction”).
During the three months ended March 31, 2020, the Company invested approximately $301.5 million in portfolio companies to contribute to the support of their business objectives of which some were contractually obligated. See Note 7 - Commitments and Contingencies. As of March 31, 2020, the Company held investments in loans it made to investee companies with aggregate principal amounts of $2,394.5 million. The details of such investments have been disclosed on the consolidated schedule of investments as well as in Note 3 - Fair Value of Financial Instruments. In addition to providing loans to investee companies, from time to time the Company may assist investee companies in securing financing from other sources by introducing such investee companies to sponsors or other lending institutions.
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
On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. As of March 31, 2020, the Company had issued 226.4 million shares of common stock for gross proceeds of $2.3 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of March 31, 2020, the Company had repurchased a cumulative 27.8 million shares of common stock through its share repurchase program for payments of $238.8 million.
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
For the period ended March 31, 2020
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements reflect all adjustments, both normal and recurring which, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition for the periods presented. The Company is an investment company and follows accounting and reporting guidance in Accounting Standards Codification ("ASC") Topic 946 - Financial Services - Investment Companies ("ASC 946").
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
Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, the consolidated financial statements may not include all of the information and notes required by U.S. GAAP for annual consolidated financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets, and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2020.
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
For the period ended March 31, 2020
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
For the period ended March 31, 2020
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
Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. For the periods ended March 31, 2020 and 2019, the Company did not incur any offering costs.
Deferred Financing Costs
Financing costs incurred in connection with the Company’s unsecured notes and revolving credit facilities with Wells Fargo and Citi are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 5 - Borrowings for details on the credit facilities and unsecured notes.
Share Proceeds Receivable
The Company may enter into private placement agreements for unregistered shares. The shares are issued, and share proceeds are recorded as a receivable, upon entrance into an agreement that establishes a legally enforceable right to the proceeds from the share offering by the Company if the proceeds from the offering are received in cash during the period subsequent to the date of the consolidated statements of assets and liabilities.
Distributions
The Company’s Board of Directors has authorized, and has declared, cash distributions payable on a monthly basis to stockholders of record on each day since it commenced operations. The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the month using record and declaration dates and accrues distributions on the date the Company accepts a subscription for shares of the Company’s common stock. The distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. From time to time, the Company may also pay interim distributions, including capital gains distributions, at the discretion of the Company’s Board of Directors. The Company’s distributions may exceed earnings, especially during the period before it has substantially invested the proceeds from the offering. As a result, a portion of the distributions made by the Company may represent a return of capital for U.S. federal income tax purposes. A return of capital is a return of each stockholder’s investment rather than earnings or gains derived from the Company’s investment activities. Effective April 21, 2020, the Board of Directors of the Company approved a transition in the timing of its distributions to holders of the Company's common stock from a monthly to a quarterly basis.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2020
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
Non-accrual Income
Investments may be placed on non-accrual status when principal or interest payments are past due and/or when there is reasonable doubt that principal or interest will be collected. Accrued interest which may include un-capitalized PIK interest is generally reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate outcome. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.
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
For the period ended March 31, 2020
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
For investments for which Level 1 inputs, such as quoted prices, were not available at March 31, 2020 and December 31, 2019, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at March 31, 2020 and December 31, 2019 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the period ended March 31, 2020
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
For discussion of the fair value measurement of the Company's foreign currency contracts, refer to Note 6 - Derivatives.
The following table presents fair value measurements of investments, by major class, as of March 31, 2020, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$185,848	$1,521,046	$—	$1,706,894
Senior Secured Second Lien Debt	—	17,071	245,535	—	262,606
Subordinated Debt	—	13,701	85,773	—	99,474
Collateralized Securities	—	—	82,414	—	82,414
Equity/Other	1,579	—	161,110	64,726	227,415
Total	$1,579	$216,620	$2,095,878	$64,726	$2,378,803
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
For the period ended March 31, 2020
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
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2020:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2019	$1,121,537	$271,232	$97,100	$108,927	$187,300	$1,786,096
Net change in unrealized appreciation (depreciation) on investments	(72,815)	(30,762)	5	(45,240)	(19,737)	(168,549)
Purchases and other adjustments to cost	222,827	25,233	3,213	25,958	5,374	282,605
Sales and repayments	(105,226)	(35,600)	(13,341)	(7,407)	(12,844)	(174,418)
Net realized gain (loss)	(10,733)	(865)	(1,204)	176	1,017	(11,609)
Transfers in	375,809	16,297	—	—	—	392,106
Transfers out	(10,353)	—	—	—	—	(10,353)
Balance as of March 31, 2020	$1,521,046	$245,535	$85,773	$82,414	$161,110	$2,095,878
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(80,988)	$(31,051)	$311	$(45,206)	$(18,709)	$(175,643)
Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the period.
For the three months ended March 31, 2020, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the three months ended March 31, 2020, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2019:

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2020
(Unaudited)

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
For the year ended December 31, 2019, transfers from Level 2 to Level 3 were due to a decrease in the number of observable market inputs. For the year ended December 31, 2019, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
The composition of the Company’s investments as of March 31, 2020, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,906,313	$1,706,894	71.7%
Senior Secured Second Lien Debt	324,131	262,606	11.0
Subordinated Debt	103,940	99,474	4.2
Collateralized Securities	141,595	82,414	3.5
Equity/Other	203,979	227,415	9.6
Total	$2,679,958	$2,378,803	100.0%
The composition of the Company’s investments as of December 31, 2019, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,862,228	$1,764,292	69.3%
Senior Secured Second Lien Debt	335,366	306,478	12.0
Subordinated Debt	109,006	108,151	4.2
Collateralized Securities	122,870	108,927	4.3
Equity/Other	210,172	258,336	10.2
Total	$2,639,642	$2,546,184	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2020
(Unaudited)

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of March 31, 2020. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$1,008,498	Discounted Cash Flow	Market Yield	5.75%	51.48%	9.68%
Senior Secured First Lien Debt (c)	$188,934	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	$149,571	Yield Analysis	Market Yield	5.43%	19.94%	9.74%
Senior Secured First Lien Debt	$89,381	Waterfall Analysis	EBITDA Multiple	0.32x	7.48x	3.63x
Senior Secured First Lien Debt (b)	$79,549	Waterfall Analysis	Discount Rate	18.50%	18.50%	18.50%
Senior Secured First Lien Debt	$2,629	Waterfall Analysis	Revenue Multiple	0.42x	0.80x	0.62x
Senior Secured First Lien Debt (b)	$2,484	Waterfall Analysis	MHz / PoP Multiple	0.73x	0.73x	0.73x
Senior Secured Second Lien Debt	$166,691	Discounted Cash Flow	Market Yield	9.25%	24.00%	12.64%
Senior Secured Second Lien Debt	$51,791	Yield Analysis	Market Yield	10.02%	16.98%	12.51%
Senior Secured Second Lien Debt (b) (c)	$12,955	N/A	N/A	N/A	N/A	N/A
Senior Secured Second Lien Debt (b)	$5,334	Transaction Price	N/A	N/A	N/A	N/A
Senior Secured Second Lien Debt	$5,020	Waterfall Analysis	Revenue Multiple	0.45x	1.59x	0.91x
Senior Secured Second Lien Debt (b)	$3,744	Waterfall Analysis	EBITDA Multiple	5.75x	5.75x	5.75x
Subordinated Debt (b)	$37,237	Discounted Cash Flow	Discount Rate	10.50%	10.50%	10.50%
Subordinated Debt (b)	$25,500	Waterfall Analysis	Tangible Net Asset Value Multiple	1.40x	1.40x	1.40x
Subordinated Debt	$11,743	Waterfall Analysis	EBITDA Multiple	4.77x	7.40x	5.97x
Subordinated Debt	$11,293	Yield Analysis	Market Yield	12.66%	23.11%	15.83%
Collateralized Securities	$82,414	Discounted Cash Flow	Discount Rate	9.70%	40.00%	18.65%
Equity/Other	$73,742	Waterfall Analysis	Discount Rate	18.50%	21.00%	19.13%
Equity/Other	$30,320	Waterfall Analysis	Tangible Net Asset Value Multiple	1.30x	1.40x	1.40x
Equity/Other	$21,471	Discounted Cash Flow	Market Yield	12.16%	12.45%	12.32%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2020
(Unaudited)

Equity/Other	$18,441	Waterfall Analysis	EBITDA Multiple	3.09x	11.30x	7.20x
Equity/Other (b)	$9,255	Discounted Cash Flow	Discount Rate	10.50%	10.50%	10.50%
Equity/Other	$3,499	Waterfall Analysis	Revenue Multiple	0.14x	2.71x	2.04x
Equity/Other (b)	$3,229	Waterfall Analysis	TBV Multiple	3.92x	3.92x	3.92x
Equity/Other (b) (c)	$1,153	N/A	N/A	N/A	N/A	N/A
Total	$2,095,878
______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)	This asset category contains one investment.

(c)	This instrument(s) was held at cost.
There were no significant changes in valuation approach or technique as of March 31, 2020.
Level 3 Inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2020 and December 31, 2019. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
Valuations of loans, corporate debt, and other debt obligations are generally based on discounted cash flow techniques, for which the significant inputs are the amount and timing of expected future cash flows, market yields and recovery assumptions. The significant inputs are generally determined based on relative value analysis, which incorporate comparisons to other debt instruments for which observable prices or broker quotes are available. Other valuation methodologies are used as appropriate including market comparables, transactions in similar instruments and recovery/liquidation analysis. The Company also considers the use of EBITDA multiples, revenue multiples, tangible net asset value multiples, TBV multiples, and other relevant multiples on its debt and equity investments to determine any credit gains or losses in certain instances. Increases or decreases in either of these inputs in isolation may result in a significantly lower or higher fair value measurement of the respective subject instrument.
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
For the period ended March 31, 2020
(Unaudited)

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2020
(Unaudited)

As of March 31, 2020, the Company had fourteen portfolio companies, which represented 23 investments, on non-accrual status with a total principal amount of $215.2 million, amortized cost of $192.8 million, and fair value of $84.3 million which represented 7.0%, 7.2%, and 3.5% of the investment portfolio's total principal, amortized cost, and fair value, respectively. As of December 31, 2019, the Company had eight portfolio companies, which represented twelve investments, on non-accrual status with a total principal amount of $85.0 million, amortized cost of $62.8 million, and fair value of $22.5 million, which represented 2.8%, 2.4%, and 0.9% of the investment portfolio's total principal, amortized cost, and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
Note 4 — Related Party Transactions and Arrangements
Investment Advisory Agreement
Pursuant to the Investment Advisory Agreement and for the investment advisory and management services provided thereunder, the Company pays the Adviser a base management fee and an incentive fee.
Prior to February 1, 2019, the Company's Adviser provided investment advisory and management services under the investment advisory and management services agreement, effective November 1, 2016 (the “Prior Investment Advisory Agreement”), and most recently re-approved by the Board in August 2018. The terms of the Prior Investment Advisory Agreement were materially identical to the Investment Advisory Agreement. The Prior Investment Advisory Agreement automatically terminated on February 1, 2019 upon the indirect change of control of the Adviser on the consummation of Franklin Resources, Inc.’s (“FRI”) and Templeton International, Inc.’s (collectively with FRI, “Franklin Templeton”) acquisition of BSP. The Investment Advisory Agreement was approved by the Board, including a majority of independent directors, on October 22, 2018, and by stockholders at a special meeting held on January 11, 2019 and took effect February 1, 2019.
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
As of March 31, 2020 and December 31, 2019, $10.9 million and $10.1 million was payable to the Adviser for base management fees, respectively.
For the three months ended March 31, 2020 and 2019, the Company incurred $9.9 million and $9.4 million, respectively, in base management fees under the Investment Advisory Agreement.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2020
(Unaudited)

•
No incentive fee on income will be payable to the Adviser in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income does not exceed the preferred return rate of 1.75% or 7.00% annualized (the “Preferred Return”) on net assets;

•
100% of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the preferred return but is less than or equal to 2.1875% in any calendar quarter (8.75% annualized) will be payable to the Adviser. This portion of the Company’s incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 20% on all of the Company’s Pre-Incentive Fee Net Investment Income when the Company’s Pre-Incentive Fee Net Investment Income reaches 2.1875% (8.75% annualized) in any calendar quarter; and

•
For any quarter in which the Company's Pre-Incentive Fee Net Investment Income exceeds 2.1875% (8.75% annualized), the incentive fee on income will be equal to 20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, as the Preferred Return and catch-up will have been achieved.

As of March 31, 2020 and December 31, 2019, $0.4 million and $6.5 million was payable to the Adviser for the incentive fee on income, respectively.
For the three months ended March 31, 2020 and 2019, the Company incurred $0.0 million and $6.8 million, respectively, in incentive fees on income under the Investment Advisory Agreement.
The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” is an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to the Company’s liquidation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). This fee equals 20% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three months ended March 31, 2020 and 2019, the Company did not incur incentive fees on capital gains during operations under the Investment Advisory Agreement.
Administration Agreement
In connection with the Administration Agreement, BSP provides the Company with office facilities and administrative services. As of March 31, 2020 and December 31, 2019, $0.7 million and $0.6 million was payable to BSP under the Administration Agreement, respectively.
For the three months ended March 31, 2020 and 2019, the Company incurred $0.7 million and $0.6 million, respectively, in administrative service fees under the Administration Agreement.
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
Private Placement in connection with FT Transaction
On February 1, 2019, Franklin Templeton acquired BSP, including BSP’s 100% ownership interest in our Adviser. In connection with the FT Transaction, on November 1, 2018, the Company issued approximately 6.1 million and 4.9 million shares of the Company's common stock to FRI and BSP, respectively, at a purchase price of $8.20 per share in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2020
(Unaudited)

Offering Costs
The Company incurs certain costs in connection with the registration of shares of its common stock. Offering costs principally relate to professional fees, printing costs, direct marketing expenses, due diligence costs, fees paid to regulators, and other expenses, including the salaries and/or expenses of the Adviser and its affiliates engaged in registering and marketing the Company’s common stock. Such allocated expenses of the Adviser and its affiliates may include the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for the Company. The Company incurred no offering costs for the three months ended March 31, 2020 and 2019, respectively.
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
For the period ended March 31, 2020
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
2020 Notes
On August 26, 2015, the Company entered into a Purchase Agreement with certain initial purchasers, relating to the Company’s sale of $100.0 million aggregate principal amount of its 6.00% fixed rate senior notes due 2020 (the “2020 Notes”) to the initial purchasers in a private placement in reliance on Section 4(a)(2) of the Securities Act and for initial resale by the initial purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the initial purchasers. The Purchase Agreement includes customary representations, warranties, and covenants by the Company. Under the terms of the Purchase Agreement, the Company has agreed to indemnify the initial purchasers against certain liabilities under the Securities Act. The 2020 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The net proceeds from the sale of the 2020 Notes was approximately $97.9 million, after deducting initial purchasers' discounts and commissions of approximately $1.6 million payable by the Company and estimated offering expenses of approximately $0.5 million payable by the Company. The Company used the net proceeds to make investments in accordance with the Company’s investment objectives and for general corporate purposes.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2020
(Unaudited)

2022 Notes
On December 14, 2017, the Company entered into a Purchase Agreement (the “2022 Notes Purchase Agreement”) with Sandler O'Neill & Partners, L.P. (the "Initial Purchaser") relating to the Company's sale of $150.0 million aggregate principal amount of its 4.75% fixed rate notes due 2022 (the “2022 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to institutional accredited investors under Rule 501(a)(1), (2), (3), or (7) under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The 2022 Notes Purchase Agreement also includes customary representations, warranties, and covenants by the Company. Under the terms of the 2022 Notes Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The 2022 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2022 Notes was approximately $147.0 million, after deducting an offering price discount of approximately $0.8 million, as well as Initial Purchaser’s discounts and commissions of approximately $1.7 million and offering expenses of approximately $0.6 million, each payable by the Company. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes.
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
For the period ended March 31, 2020
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2020
(Unaudited)

2024 Notes
On December 3, 2019, the Company entered into a Purchase Agreement (the “2024 Notes Purchase Agreement”) with the Initial Purchaser relating to the Company’s sale of $100.0 million aggregate principal amount of its 4.85% fixed rate notes due 2024 (the “2024 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to institutional accredited investors under Rule 501 (a)(1), (2), (3), or (7) under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The 2024 Notes Purchase Agreement also includes customary representations, warranties, and covenants by the Company. Under the terms of the 2024 Notes Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The 2024 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2024 Notes were approximately $98.4 million, after deducting the Initial Purchaser’s discounts and commissions of approximately $1.2 million and estimated offering expenses of approximately $0.4 million, each payable by the Company. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes. The 2024 Notes were issued pursuant to the 2017 Indenture between the Company and The Trustee, and a Third Supplemental Indenture, dated as of December 5, 2019, between the Company and the Trustee. The 2024 Notes will mature on December 15, 2024, unless repurchased or redeemed in accordance with their terms prior to such date. The 2024 Notes bear interest at a rate of 4.85% per year payable semi-annually on June 15 and December 15 of each year, commencing on June 15, 2020. The 2024 Notes will be general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2024 Notes. The 2024 Notes will rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by the Company’s wholly owned, special purpose financing subsidiaries. The 2017 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2024 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the 2017 Indenture. In addition, if a change of control repurchase event, as defined in the 2017 Indenture, occurs prior to maturity, holders of the 2024 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2024 Notes at a repurchase price equal to 100% of the principal amount of the 2024 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
The weighted average annualized interest cost for all borrowings for the three months ended March 31, 2020 and 2019 was 4.11% and 4.83%, respectively. The average daily debt outstanding for the three months ended March 31, 2020 and 2019 was $1.2 billion and $958.8 million, respectively. The maximum debt outstanding for the three months ended March 31, 2020 and 2019 was $1.3 billion and $1.0 billion, respectively.
The following table represents borrowings as of March 31, 2020:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	5/9/2023	$600,000	$531,652	$(6,238)	$525,414
Citi Credit Facility	5/31/2022	400,000	325,500	(2,037)	323,463
2024 Notes	12/15/2024	100,000	98,877	(175)	98,702
2023 Notes	5/30/2023	60,000	59,794	(597)	59,197
2022 Notes	12/30/2022	150,000	149,546	(1,254)	148,292
2020 Notes	9/1/2020	100,000	99,868	(53)	99,815
Totals		$1,410,000	$1,265,237	$(10,354)	$1,254,883

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2020
(Unaudited)

The following table represents borrowings as of December 31, 2019:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	5/9/2023	$600,000	$436,652	$(6,738)	$429,914
Citi Credit Facility	5/31/2022	400,000	250,500	(2,271)	248,229
2024 Notes	12/15/2024	100,000	98,818	(184)	98,634
2023 Notes	5/30/2023	60,000	59,778	(644)	59,134
2022 Notes	12/30/2022	150,000	149,505	(1,367)	148,138
2020 Notes	9/1/2020	100,000	99,789	(84)	99,705
Totals		$1,410,000	$1,095,042	$(11,288)	$1,083,754

The following table represents interest and debt fees for the three months ended March 31, 2020:

	Three months ended March 31, 2020
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (3)	Other Fees (4)
Wells Fargo Credit Facility	(1)	(2)	$4,475	$500	$182
Citi Credit Facility	L+1.60%	0.50%	2,557	233	139
2024 Notes	4.85%	n/a	1,272	9	13
2023 Notes	5.38%	n/a	823	47	—
2022 Notes	4.75%	n/a	1,823	114	—
2020 Notes	6.00%	n/a	1,562	31	—
Totals			$12,512	$934	$334
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
For the period ended March 31, 2020
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
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates, and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature. The fair value of the Company's 2020 Notes, 2022 Notes, 2023 Notes, and 2024 Notes are derived from market indications provided by Bloomberg Finance L.P. at March 31, 2020 and December 31, 2019.
At March 31, 2020, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2020 and December 31, 2019, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below (amounts in thousands):

	Level	Carrying Amount at March 31, 2020	Fair Value at March 31, 2020
Wells Fargo Credit Facility	3	$531,652	$531,652
Citi Credit Facility	3	325,500	325,500
2024 Notes	3	98,877	99,410
2023 Notes	3	59,794	60,266
2022 Notes	3	149,546	149,991
2020 Notes	3	99,868	100,660
		$1,265,237	$1,267,479

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2020
(Unaudited)

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
At March 31, 2020 and December 31, 2019, the forward foreign currency contracts were classified within Level 2 of the fair value hierarchy. The foreign currency forward contract held as of March 31, 2020, was subject to ISDA Master Agreements or similar agreements. The foreign currency forward contract held as of December 31, 2019, was subject to ISDA Master Agreements or similar agreements.
The Company is operated by a person who has claimed an exclusion from the definition of the "commodity pool operator" under the Commodity Exchange Act, and, therefore, who is not subject to registration or regulation as a pool operator under such Act.
Note 7 — Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2020, the Company had unfunded commitments on delayed draw term loans of $17.0 million (including $14.6 million of non-discretionary commitments and $2.4 million of discretionary commitments), unfunded commitments on revolver term loans of $16.9 million, and unfunded equity capital discretionary commitments of $11.1 million. As of December 31, 2019, the Company had unfunded commitments on delayed draw term loans of $24.9 million (including $21.8 million of non-discretionary commitments and $3.1 million of discretionary commitments), unfunded commitments on revolver term loans of $28.0 million, and unfunded equity capital discretionary commitments of $21.4 million. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2020
(Unaudited)

As of March 31, 2020 the Company's unfunded commitments consisted of the following:
March 31, 2020

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Arch Global Precision, LLC	Senior Secured First Lien Debt	Delayed draw term loan	$2,520	$2,520
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver term loan	1,008	126
Boston Market Corp.	Senior Secured First Lien Debt	Delayed draw term loan	2,366	2,366
CRS-SPV, Inc.	Senior Secured First Lien Debt	Revolver term loan	224	162
Foresight Energy, LLC	Senior Secured First Lien Debt	Delayed draw term loan	880	396
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	80	34
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,810	923
Integral Ad Science, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,085	1,085
Lakeview Health Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	318	186
MED Parentco, LP	Senior Secured First Lien Debt	Delayed draw term loan	1,435	429
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	1,543	926
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	1,131	1,131
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,324	265
Mintz Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,344	1,344
Mintz Group, LLC	Senior Secured First Lien Debt	Revolver term loan	630	420
New Amsterdam Software Bidco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,790	1,790
Norvax, LLC	Senior Secured First Lien Debt	Revolver term loan	1,152	1,152
ORG Chemical Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	6,503	2,425
Pike Corp.	Senior Secured First Lien Debt	Revolver term loan	6,115	6,115
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,316	1,316
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	1,723
Reddy Ice Corp.	Senior Secured First Lien Debt	Delayed draw term loan	2,515	1,234
Reddy Ice Corp.	Senior Secured First Lien Debt	Revolver term loan	1,762	1,075
Safety Products/JHC Acquisition Corp.	Senior Secured First Lien Debt	Delayed draw term loan	2,169	1,214
Subsea Global Solutions, LLC	Senior Secured First Lien Debt	Revolver term loan	963	190
Tap Rock Resources, LLC	Equity/Other	Equity	29,470	11,114
Vantage Mobility International, LLC	Senior Secured First Lien Debt	Delayed draw term loan	196	196
WMK, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,524	1,964
WMK, LLC	Senior Secured First Lien Debt	Revolver term loan	2,618	1,222
Total			$82,375	$45,043

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2020
(Unaudited)

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
For the period ended March 31, 2020
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
Note 9 — Common Stock
On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through March 31, 2020, the Company issued 226.4 million shares of common stock for gross proceeds of $2.3 billion, including the shares purchased by an affiliate of BSP and shares issued under the Company's DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. Effective March 29, 2020, the Company suspended the DRIP. Until the Company reactivates the DRIP, participants and all other holders of the Corporation's common stock will receive any distributions paid by the Corporation in cash. From inception of the Company's DRIP plan to March 31, 2020, the Company had repurchased 27.8 million shares of common stock through its share repurchase program for payments of $238.8 million. As of December 31, 2019, the Company had repurchased 25.6 million shares of common stock for payments of $222.2 million. Amounts include additional shares tendered for death and disability as permitted.
On March 31, 2020, the Company issued in a private placement an aggregate amount of 9,532,062 newly issued shares of its common stock at a price of $5.77 per share for aggregate cash proceeds of $55.0 million.
The following table reflects the common stock activity for the three months ended March 31, 2020:

	Shares	Value
Shares Sold	9,532,062	$55,000
Shares Issued through DRIP	1,046,828	8,113
Share Repurchases	(2,134,416)	(16,541)
	8,444,474	$46,572

The following table reflects the common stock activity for the year ended December 31, 2019:

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	4,373,786	34,905
Share Repurchases	(4,490,328)	(36,286)
	(116,542)	$(1,381)

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2020
(Unaudited)

The following table reflects the stockholders' equity activity for the three months ended March 31, 2020:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total Stockholders' Equity
Balance as of December 31, 2019	190,207,517	$190	$1,847,312	$(384,819)	$1,462,683
Net investment income	—	—	—	25,558	25,558
Net realized loss from investment transactions	—	—	—	(13,985)	(13,985)
Net change in unrealized depreciation on investments, and foreign exchange currency contracts, net of deferred taxes	—	—	—	(205,292)	(205,292)
Issuance of common stock, net of issuance costs	9,532,062	10	54,990	—	55,000
Repurchases	(2,134,416)	(2)	(16,539)	—	(16,541)
Distributions to stockholders	—	—	—	(30,727)	(30,727)
Reinvested dividends	1,046,828	1	8,112	—	8,113
Balance as of March 31, 2020	198,651,991	$199	$1,893,875	$(609,265)	$1,284,809
The following table reflects the stockholders' equity activity for the three months ended March 31, 2019:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Net assets attributable to non-controlling interest	Total Stockholders' Equity
Balance as of December 31, 2018	190,324,059	$190	$1,811,970	$(323,127)	$3,686	$1,492,719
Net investment income	—	—	—	27,164	2	27,166
Net realized gain (loss) from investment transactions	—	—	—	(1,911)	1,292	(619)
Net change in unrealized appreciation on investments, and foreign exchange currency contracts, net of deferred taxes	—	—	—	30,579	—	30,579
Repurchases	(2,241,001)	(2)	(18,374)	—	—	(18,376)
Distributions to stockholders	—	—	—	(30,441)	—	(30,441)
Reinvested dividends	1,087,268	1	8,915	—	—	8,916
Balance as of March 31, 2019	189,170,326	$189	$1,802,511	$(297,736)	$4,980	$1,509,944
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2020
(Unaudited)

On March 8, 2016, the Company's Board of Directors amended the Company's SRP. The Company intends to conduct tender offers on a semi-annual basis, instead of on a quarterly basis as was done previously. The Company intends to continue to limit the number of shares to be repurchased in any calendar year to the lesser of (i) 10% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% at each semi-annual tender offer or (ii) the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during the relevant redemption period. Because the Company suspended the DRIP as of March 29, 2020, the Company expects that the semi-annual tender offer for the first half of 2020, if applicable, may be subject to a lower limit than the prior tender offer. In addition, in the event of a stockholder’s death or disability, the Company may, in its sole discretion, accept up to the full amount tendered by such stockholder of the current net asset value per share. Any repurchases of shares made in connection with a stockholder’s death or disability may be included within the overall limitation imposed on tender offers during the relevant redemption period, which provides that the Company may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period. The Company's eight most recent tender offers were oversubscribed.

Offer Date	Repurchase Date	Shares Tendered	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
September 12, 2012	October 8, 2012	—	—	$9.71	$—
December 13, 2012	January 15, 2013	46,975	10,732	$9.90	$106.22
March 27, 2013	April 25, 2013	29,625	29,625	$10.18	$301.58
July 15, 2013	August 13, 2013	30,365	30,365	$10.18	$308.97
October 22, 2013	November 21, 2013	55,255	55,255	$10.36	$572.44
February 4, 2014	March 6, 2014	68,969	68,969	$10.36	$714.52
June 6, 2014	July 11, 2014	117,425	117,425	$10.36	$1,216.38
August 7, 2014	September 10, 2014	111,854	111,854	$10.36	$1,158.80
December 19, 2014	January 23, 2015	313,101	313,101	$10.36	$3,243.73
March 16, 2015	April 15, 2015	162,688	162,688	$10.36	$1,685.45
June 26, 2015	July 31, 2015	533,527	533,527	$9.72	$5,185.88
September 18, 2015	October 20, 2015	728,874	728,874	$9.53	$6,946.17
December 23, 2015	January 25, 2016	7,375,871	3,053,869	$9.22	$28,156.67
July 26, 2016	December 31, 2016	17,004,354	6,715,864	$8.58	$57,622.10
June 8, 2017	July 6, 2017	11,747,753	3,433,482	$8.52	$28,576.26
December 19, 2017	January 19, 2018	21,521,235	2,547,524	$8.31	$21,350.21
June 15, 2018	July 16, 2018	20,864,620	2,348,835	$8.26	$19,401.38
December 14, 2018	January 18, 2019	21,586,074	2,241,000	$8.20	$18,376.18
June 18, 2019	July 23, 2019	31,263,410	2,199,337	$7.96	$17,506.70
December 17, 2019	January 27, 2020	37,389,681	2,115,276	$7.75	$16,698.90
Share amounts in the table above represent amounts filed in the tender offer.
Note 11 — Earnings Per Share
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities for the periods ended March 31, 2020 and 2019.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2020
(Unaudited)

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three months ended March 31, 2020 and 2019.

	For the three months ended March 31,
	2020	2019
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$(193,719)	$55,832
Weighted average common shares outstanding	190,106,420	189,950,319
Net increase (decrease) in net assets resulting from operations per share	$(1.02)	$0.29
Note 12 — Distributions
The Company’s Board of Directors has authorized, and has declared, cash distributions payable on a monthly basis to stockholders of record on each day since it commenced operations. From November 2013 until July 2017, the distribution rate has been $0.002378082 per day, which is equivalent to $0.868 per annum, per share of common stock, except for 2016 where the daily distribution rate was $0.002371585 per day to accurately reflect 2016 being a leap year. In July 2017, the Board of Directors reduced the distribution rate with respect to the Company's cash distributions to $0.00178082 per day, which is equivalent to approximately $0.65 annually, per share of common stock, except for 2020 where the daily distribution rate was $0.00177596 per day to accurately reflect 2020 being a leap year. Effective April 21, 2020, the Board of Directors of the Company approved a transition in the timing of its distributions to holders of the Company's common stock from a monthly to a quarterly basis.
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
From time to time, the Company may also pay interim distributions at the discretion of its Board of Directors. The Company may fund its cash distributions to stockholders from any sources of funds available to it, including offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets and non-capital gain proceeds from the sale of assets. The Company’s distributions may exceed its earnings, and as a result, a portion of the distributions the Company will make may represent a return of capital for tax purposes. As of March 31, 2020 and December 31, 2019, the Company had accrued $10.4 million and $10.5 million, respectively, in stockholder distributions that were unpaid.
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
For the period ended March 31, 2020
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
The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company's 2019 tax year and 2018, 2017, and 2016 federal tax returns remain subject to examination by the Internal Revenue Service.
As of March 31, 2020, the Company had a deferred tax asset of $2.0 million and a deferred tax liability of $(2.4) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $2.0 million. As of December 31, 2019, the Company had a deferred tax asset of $1.5 million and a deferred tax liability of $(3.1) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.5 million.
The deferred tax asset valuation allowance has been determined pursuant to the provisions of ASC Topic 740, including the Company's estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized.
Note 14 — Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
	2020	2019
Per share data:
Net asset value, beginning of period	$7.69	$7.82
Results of operations (1)
Net investment income	0.13	0.14
Net realized and unrealized loss, net of change in deferred taxes	(1.15)	0.16
Net change in unrealized depreciation attributable to non-controlling interests	—	(0.01)
Net decrease in net assets resulting from operations	(1.02)	0.29
Stockholder distributions (2)
Distributions from net investment income	(0.16)	(0.16)
Net decrease in net assets resulting from stockholder distributions	(0.16)	(0.16)
Capital share transactions
Issuance of common stock (8)	(0.04)	0.01
Net increase (decrease) in net assets resulting from capital share transactions	(0.04)	0.01
Net asset value, end of period	$6.47	$7.96
Shares outstanding at end of period	198,651,991	189,170,326
Total return (4)	(14.13)%	3.69%
Ratio/Supplemental data:
Total net assets, end of period	1,284,809	1,509,944
Ratio of net investment income to average net assets (3)(6)	7.48%	8.72%
Ratio of total expenses to average net assets (3)(6)(7)	8.12%	7.78%
Portfolio turnover rate (5)	10.19%	5.05%
______________

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	Ratios are annualized, except for incentive fees.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2020
(Unaudited)

(4)
Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP.

(5)	Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value. Portfolio turnover rate is not annualized.

(6)	There were no offering costs during the period.

(7)	Ratio of total expenses to average net assets is calculated using total operating expenses, including income tax expense over average net assets.

(8)	The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock.
Note 15 – Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates as of March 31, 2020:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2019	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at March 31, 2020
Control Investments
Capstone Nutrition (fka Integrity Nutraceuticals) - L+12.50% (15.08%), 9/25/2020 (2)(5)(6)(7)	Senior Secured First Lien Debt	Consumer	$—	$—	$504	$—	$(504)	$—	$—
CRD Holdings, LLC - 9.00% (2) (7)	Equity/Other	Energy	777	28,943	—	(5,471)	—	(2,001)	21,471
CRS-SPV, Inc. (2) (7) (8)	Equity/Other	Industrials	—	2,221	—	—	—	(607)	1,614
CRS-SPV, Inc. - L+4.50% (5.50%), 3/8/2021 (2) (7)	Senior Secured First Lien Debt	Industrials	1	62	—	—	—	—	62
Kahala Ireland OpCo Designated Activity Company - L+8.00% (13.00%), 12/22/2028 (2) (3) (6) (7)	Senior Secured First Lien Debt	Transportation	2,943	105,549	—	(26,000)	—	—	79,549
Kahala Ireland OpCo Designated Activity Company (2) (3) (7) (8)	Equity/Other	Transportation	—	57,226	—	—	—	(5,274)	51,952
Kahala Ireland OpCo Designated Activity Company (2) (3) (7) (8)	Equity/Other	Transportation	—	3,250	—	—	—	—	3,250
Kahala US OpCo, LLC - 13.00% (2) (3) (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
MGTF Holdco, LLC (2) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
MGTF Radio Company, LLC - L+6.00% (7.00%), 4/1/2024 (2) (7)	Senior Secured First Lien Debt	Media/Entertainment	1,105	54,171	8	(1,703)	4	99	52,579
NexSteppe, Inc. (2) (7) (8)	Equity/Other	Chemicals	—	—	—	—	—	—	—
NexSteppe, Inc. - 12.00% 6/30/2020 (2) (6) (7)	Senior Secured First Lien Debt	Chemicals	—	—	—	—	—	—	—
NexSteppe, Inc. - 12.00% 6/30/2020 (2) (6) (7)	Senior Secured First Lien Debt	Chemicals	—	—	—	—	—	—	—
NMFC Senior Loan Program I, LLC (2)	Equity/Other	Diversified Investment Vehicles	1,375	47,310	—	—	—	(795)	46,515
Park Ave RE Holdings, LLC - 13.00% 12/31/2021 (2) (6) (7)	Subordinated Debt	Financials	1,224	37,237	—	—	—	—	37,237
Park Ave RE Holdings, LLC (2) (7) (8)	Equity/Other	Financials	—	11,133	—	—	—	(1,878)	9,255
Siena Capital Finance, LLC - 12.50% 5/15/2024 (2) (7)	Subordinated Debt	Financials	778	22,500	2,999	—	—	1	25,500

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2020
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2019	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at March 31, 2020
Siena Capital Finance, LLC (2) (7)	Equity/Other	Financials	$1,266	$36,915	$—	$(18)	$—	$(7,150)	$29,747
WPNT, LLC (2) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Total Control Investments			$9,469	$406,517	$3,511	$(33,192)	$(500)	$(17,605)	$358,731

Affiliate Investments
Answers Corp. (7)	Equity/Other	Media/Entertainment	$—	$727	$—	$—	$—	$—	$727
Capstone Nutrition Development, LLC (7) (8)	Equity/Other	Consumer	—	4,788	—	(191)	—	(288)	4,309
Danish CRJ, Ltd. (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
MidOcean Credit CLO 2013-2A INC - 0.00%, 1/29/2025 (7)	Collateralized Securities	Diversified Investment Vehicles	(22)	11,835	—	(986)	—	(5,012)	5,837
NewStar Arlington Senior Loan Program, LLC 14-1A SUB - 13.85%, 7/25/2025 (7)	Collateralized Securities	Diversified Investment Vehicles	566	19,697	—	(231)	—	(4,272)	15,194
NewStar Arlington Senior Loan Program, LLC 14-1A FR - L+11.00% (12.79%), 4/25/2031 (7)	Collateralized Securities	Diversified Investment Vehicles	159	4,612	3	—	—	(1,478)	3,137
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F - L+7.50% (9.33%), 1/20/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	294	9,209	41	—	—	(4,937)	4,313
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB - 0.00%, 1/20/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	(318)	6,607	—	(1,012)	—	(2,594)	3,001
PCX Aerostructures, LLC - 6.00%, 8/9/2021 (6) (7)	Subordinated Debt	Industrials	119	5,908	120	—	—	370	6,398
PCX Aerostructures, LLC (7) (8)	Equity/Other	Industrials	—	—	—	—	—	—	—
PCX Aerostructures, LLC (7) (8)	Equity/Other	Industrials	—	—	—	—	—	—	—
PCX Aerostructures, LLC (7) (8)	Equity/Other	Industrials	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	182	8,707	—	—	—	(407)	8,300
Tap Rock Resources, LLC (7) (8)	Equity/Other	Energy	—	20,879	3,886	(6,388)	186	(23)	18,540
Tax Defense Network, LLC - L+6.00% (10.00%), 4/30/2020 (6) (7)	Senior Secured First Lien Debt	Consumer	—	1,262	—	—	—	(462)	800
Tax Defense Network, LLC - L+6.00% (10.00%), 4/30/2020 (6) (7)	Senior Secured First Lien Debt	Consumer	—	7,108	—	—	—	(2,603)	4,505
Tax Defense Network, LLC - 10.00%, 4/30/2020 (6) (7)	Senior Secured First Lien Debt	Consumer	—	2,357	629	—	—	—	2,986
Tax Defense Network, LLC (7) (8)	Equity/Other	Consumer	—	—	—	—	—	—	—
Tax Defense Network, LLC (7) (8)	Equity/Other	Consumer	—	—	—	—	—	—	—
Team Waste, LLC (7) (8)	Equity/Other	Industrials	—	2,235	335	—	—	—	2,570
Tennenbaum Waterman Fund, LP	Equity/Other	Diversified Investment Vehicles	350	9,841	—	—	—	(1,768)	8,073
THL Credit Greenway Fund II, LLC	Equity/Other	Diversified Investment Vehicles	(123)	2,554	326	(69)	—	(973)	1,838

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2020
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2019	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at March 31, 2020
TwentyEighty, Inc. (5) (7) (8)	Equity/Other	Business Services	$—	$—	$—	$(3)	$3	$—	$—
Vantage Mobility International, LLC - L+6.00% (7.00%), 6/30/2023 (6) (7)	Senior Secured Second Lien Debt	Transportation	—	2,883	—	—	—	56	2,939
Vantage Mobility International, LLC - L+7.75% (10.26%), 9/1/2021 (5) (7)	Subordinated Debt	Transportation	12	—	—	—	—	—	—
Vantage Mobility International, LLC (7) (8)	Equity/Other	Transportation	—	942	—	—	—	(785)	157
Vantage Mobility International, LLC (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB - 0.00%, 5/1/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	—	286	—	—	—	(286)	—
Whitehorse, Ltd. 2014-1A Side Letter - 0.00%, 5/1/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	(2)	35	—	—	—	(35)	—
Whitehorse, Ltd. 2014-1A E - L+4.55% (6.31%), 5/1/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	140	7,054	11	—	—	(3,142)	3,923
Total Affiliate Investments			$1,357	$129,526	$5,351	$(8,880)	$189	$(28,639)	$97,547
Total Control & Affiliate Investments			$10,826	$536,043	$8,862	$(42,072)	$(311)	$(46,244)	$456,278
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

(1)	The principal amount and ownership detail are shown in the consolidated schedules of investments.

(2)	This investment was not deemed significant under Regulation S-X as of March 31, 2020.

(3)
For the year ended December 31, 2019, the Company had determined that it must include audited financial statements of Kahala Ireland Opco Designated Activity Company because it was a controlled investment and was required to do so under SEC Rule 3-09. The audited financial statements were attached as Exhibit 99.1 in the Company's 2019 Form 10-K.

(4)	Gross of net change in deferred taxes in the amount of $0.7 million.

(5)	Investment no longer held as of March 31, 2020.

(6)	Investment paid or has the option to pay all or a portion of interest and dividends via payment-in-kind.

(7)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).

(8)	Investment is non-income producing at March 31, 2020.
Dividends and interest for the three months ended March 31, 2020 attributable to Controlled and Affiliated investments no longer held as of March 31, 2020 were $12.5 thousand.
Realized loss for the three months ended March 31, 2020 attributable to Controlled and Affiliated investments no longer held as of March 31, 2020 was $0.5 million.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2020
(Unaudited)

Change in unrealized gain for the three months ended March 31, 2020 attributable to Controlled and Affiliated investments no longer held as of March 31, 2020 was $0.0 million.
The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2019:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2019
Control Investments
California Resources Development JV, LLC (2) (5) (7)	Equity/Other	Energy	$887	$28,973	$—	$(28,402)	$—	$(571)	$—
Capstone Nutrition Common Stock (fka Integrity Nutraceuticals, Inc.) (2) (5) (7) (8)	Equity/Other	Consumer	—	—	—	(159)	(1,471)	1,630	—
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) - L+12.50% (15.08%), 9/25/2020 (2) (5) (6) (7)	Senior Secured First Lien Debt	Consumer	—	3,219	1,804	(5,471)	838	(390)	—
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) - L+12.50% (15.08%), 9/19/2020 (2) (5) (6) (7)	Senior Secured First Lien Debt	Consumer	(12)	3,459	—	(1,612)	(14,794)	12,947	—
Capstone Nutrition (fka Integrity Nutraceuticals, Inc.) - L+12.50% (15.08%), 9/25/2020 (2) (5) (6) (7)	Senior Secured First Lien Debt	Consumer	—	7,692	—	(3,282)	(30,365)	25,955	—
Capstone Nutrition Class B and C Common Stock (fka Integrity Nutraceuticals, Inc.) (2) (5) (7) (8)	Equity/Other	Consumer	—	—	—	—	—	—	—
CRD Holdings, LLC - 9.00% (2) (7)	Equity/Other	Energy	3,341	—	41,560	(13,494)	—	877	28,943
CRS-SPV, Inc. (2) (7) (8)	Equity/Other	Industrials	26	2,221	—	—	—	—	2,221
CRS-SPV, Inc. - L+4.50% (6.30%), 3/8/2020 (2) (7)	Senior Secured First Lien Debt	Industrials	2	—	67	(5)	—	—	62
Kahala Ireland OpCo Designated Activity Company - L+8.00% (13.00%), 12/22/2028 (2) (3) (6) (7)	Senior Secured First Lien Debt	Transportation	11,695	111,549	38,000	(44,000)	—	—	105,549
Kahala Ireland OpCo Designated Activity Company (2) (3) (7) (8)	Equity/Other	Transportation	—	20,329	—	—	—	36,897	57,226
Kahala Ireland OpCo Designated Activity Company (2) (3) (7) (8)	Equity/Other	Transportation	—	3,250	—	(36)	—	36	3,250
Kahala US OpCo, LLC - 13.00% (2) (3) (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
MGTF Holdco, LLC (2) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
MGTF Radio Company, LLC - L+6.00% (7.80%), 4/1/2024 (2) (7)	Senior Secured First Lien Debt	Media/Entertainment	3,754	—	62,291	(4,472)	12	(3,660)	54,171
MGTF Radio Company, LLC - P+3.50% (9.00%), 3/29/2020 (2) (5) (7)	Senior Secured First Lien Debt	Media/Entertainment	(9)	—	37,577	(37,977)	21	379	—
MGTF Radio Company, LLC - 16.00%, 3/30/2020 (2) (5) (7)	Subordinated Debt	Media/Entertainment	188	—	20,082	(24,309)	—	4,227	—
NexSteppe, Inc. (2) (7) (8)	Equity/Other	Chemicals	—	—	—	—	—	—	—
NexSteppe, Inc. - 12.00% 3/31/2020 (2) (6) (7)	Senior Secured First Lien Debt	Chemicals	—	—	—	—	—	—	—
NexSteppe, Inc. - 12.00% 3/31/2020 (2) (6) (7)	Senior Secured First Lien Debt	Chemicals	—	—	—	—	—	—	—
NMFC Senior Loan Program I, LLC (2)	Equity/Other	Diversified Investment Vehicles	5,864	50,573	—	—	—	(3,263)	47,310

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2020
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2019
Park Ave RE Holdings, LLC - 13.00% 12/31/2021 (2) (6) (7)	Subordinated Debt	Financials	$4,858	$37,192	$1,750	$(1,705)	$—	$—	$37,237
Park Ave RE Holdings, LLC (2) (7) (8)	Equity/Other	Financials	—	15,578	2,500	(4,246)	4,486	(7,185)	11,133
Park Ave RE Holdings, LLC (2) (5) (7) (8)	Equity/Other	Financials	—	23,645	—	(23,645)	—	—	—
Siena Capital Finance, LLC - 12.50% 8/16/2021 (2) (7)	Subordinated Debt	Financials	2,346	—	22,492	—	—	8	22,500
Siena Capital Finance, LLC (2) (7)	Equity/Other	Financials	4,732	—	36,631	—	(94)	378	36,915
WPNT, LLC (2) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Total Control Investments			$37,672	$307,680	$264,754	$(192,815)	$(41,367)	$68,265	$406,517

Affiliate Investments
Answers Corp. (7)	Equity/Other	Media/Entertainment	$818	$1,909	$—	$—	$—	$(1,182)	$727
B&M CLO, Ltd. 2014-1A SUB - 0.00%, 4/16/2026 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	46	6,029	—	(5,839)	(4,685)	4,495	—
Capstone Nutrition Development, LLC (7) (8)	Equity/Other	Consumer	—	—	4,788	—	—	—	4,788
CVP Cascade CLO, Ltd. 2013-CLO1 SUB - 0.00%, 1/16/2026 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	221	1,166	—	(539)	(435)	(192)	—
CVP Cascade CLO, Ltd. 2013-CLO1 Side Letter - 0.00%, 1/16/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	12	68	—	(405)	—	337	—
CVP Cascade CLO, Ltd. 2014-2A Side Letter - 0.00%, 7/18/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	43	274	—	(550)	—	276	—
Danish CRJ, Ltd. (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
Figueroa CLO, Ltd. 2014-1A FR - L+10.00% (12.30%), 1/15/2027 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	857	7,508	—	(5,730)	(2,270)	492	—
Figueroa CLO, Ltd. 2014-1A SUB - 0.00%, 1/15/2027 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	324	7,468	—	(6,289)	(5,280)	4,101	—
Figueroa CLO, Ltd. 2014-1A Side Letter - 0.00%, 1/15/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	37	483	—	(550)	—	67	—
Frank Entertainment Group, LLC - 6.00% 12/31/2019 (5) (7)	Senior Secured First Lien Debt	Media/Entertainment	—	1,441	—	(347)	(1,489)	395	—
Frank Entertainment Group, LLC - L+9.00% (11.03%), 12/31/2019 (5) (6) (7)	Senior Secured First Lien Debt	Media/Entertainment	—	—	867	—	(867)	—	—
Frank Entertainment Group, LLC - 12.00% 12/31/2019 (5) (6) (7)	Senior Secured Second Lien Debt	Media/Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (5) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (5) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (5) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Frontstreet Facility Solutions, Inc. - 13.00%, 3/1/2021 (5) (7)	Subordinated Debt	Telcom	26	189	—	(123)	(104)	38	—
Frontstreet Facility Solutions, Inc. (5) (7) (8)	Equity/Other	Telcom	—	—	—	(128)	128	—	—

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2020
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2019
MidOcean Credit CLO 2013-2A INC - 0.76%, 1/29/2025 (7)	Collateralized Securities	Diversified Investment Vehicles	$432	$16,534	$—	$(3,630)	$—	$(1,069)	$11,835
MidOcean Credit CLO III, LLC - 13.99%, 7/21/2026 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	431	14,651	—	(17,458)	544	2,263	—
MidOcean Credit CLO 2015-4A INC - 0.00%, 4/15/2027 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	—	8,595	—	(6,795)	(5,310)	3,510	—
NewStar Arlington Senior Loan Program, LLC 14-1A SUB - 16.56%, 7/25/2025 (7)	Collateralized Securities	Diversified Investment Vehicles	3,546	24,788	—	(447)	—	(4,644)	19,697
NewStar Arlington Senior Loan Program, LLC 14-1A FR - L+11.00% (12.94%), 4/25/2031 (7)	Collateralized Securities	Diversified Investment Vehicles	664	4,425	18	—	—	169	4,612
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F - L+7.50% (9.47%), 1/20/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	1,244	8,580	162	—	—	467	9,209
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB - 21.81%, 1/20/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	1,639	11,895	—	(3,032)	—	(2,256)	6,607
OFSI Fund, Ltd. 2014-6A SUB - 0.00%, 3/20/2025 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	—	3,008	—	(1,535)	(8,468)	6,995	—
OFSI Fund, Ltd. 2014-6A Side Letter - 0.00%, 3/20/2025 (7)	Collateralized Securities	Diversified Investment Vehicles	—	199	—	(238)	—	39	—
PCX Aerostructures, LLC - 6.00%, 8/9/2021 (6) (7)	Subordinated Debt	Industrials	464	—	6,023	—	—	(115)	5,908
PCX Aerostructures, LLC (7) (8)	Equity/Other	Industrials	—	—	—	—	—	—	—
PCX Aerostructures, LLC (7) (8)	Equity/Other	Industrials	—	—	—	—	—	—	—
PCX Aerostructures, LLC (7) (8)	Equity/Other	Industrials	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	647	8,705	304	—	—	(302)	8,707
Tap Rock Resources, LLC (7) (8)	Equity/Other	Energy	—	—	20,672	—	—	207	20,879
Tax Defense Network, LLC - L+6.00% (10.00%), 4/30/2020 (6) (7)	Senior Secured First Lien Debt	Consumer	(4)	1,195	—	(111)	—	178	1,262
Tax Defense Network, LLC - L+6.00% (10.00%), 4/30/2020 (6) (7)	Senior Secured First Lien Debt	Consumer	(30)	6,732	—	(631)	3	1,004	7,108
Tax Defense Network, LLC - L+10.00% (10.00%), 4/30/2020 (6) (7)	Senior Secured First Lien Debt	Consumer	—	—	2,357	—	—	—	2,357
Tax Defense Network, LLC (7) (8)	Equity/Other	Consumer	—	—	—	—	—	—	—
Tax Defense Network, LLC (7) (8)	Equity/Other	Consumer	—	—	—	—	—	—	—
Team Waste, LLC (7) (8)	Equity/Other	Industrials	—	2,235	—	—	—	—	2,235
Tennenbaum Waterman Fund, LP	Equity/Other	Diversified Investment Vehicles	1,381	10,137	—	—	—	(296)	9,841
THL Credit Greenway Fund II, LLC	Equity/Other	Diversified Investment Vehicles	1,636	7,435	—	(3,290)	—	(1,591)	2,554
TwentyEighty, Inc. (5) (7) (8)	Equity/Other	Business Services	—	—	—	(6,465)	6,465	—	—

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2020
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2019
TwentyEighty, Inc. - L+8.00% (10.33%), 3/31/2020 (5) (6) (7)	Senior Secured First Lien Debt	Business Services	$40	$300	$13	$(304)	$17	$(26)	$—
TwentyEighty, Inc. - 8.00%, 3/31/2020 (5) (6) (7)	Senior Secured First Lien Debt	Business Services	1,013	6,422	813	(6,754)	481	(962)	—
TwentyEighty, Inc. - 9.00%, 3/31/2020 (5) (6) (7)	Senior Secured First Lien Debt	Business Services	992	6,158	981	(6,709)	438	(868)	—
Vantage Mobility International, LLC - L+6.00% (7.80%), 6/30/2023 (6) (7)	Senior Secured Second Lien Debt	Transportation	—	—	2,742	—	—	141	2,883
Vantage Mobility International, LLC - L+6.00% (8.44%), 6/30/2023 (5)	Senior Secured First Lien Debt	Transportation	—	—	2,351	(2,351)	—	—	—
Vantage Mobility International, LLC - L+7.75% (10.26%), 9/1/2021 (5) (7)	Subordinated Debt	Transportation	480	—	5,842	(5,490)	(509)	157	—
Vantage Mobility International, LLC (7) (8)	Equity/Other	Transportation	—	—	3,140	—	—	(2,198)	942
Vantage Mobility International, LLC (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB - 0.00%, 5/1/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	18	3,975	—	(1,895)	—	(1,794)	286
Whitehorse, Ltd. 2014-1A Side Letter - 10.44%, 5/1/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	8	297	—	(342)	—	80	35
Whitehorse, Ltd. 2014-1A E - L+4.55% (6.46%), 5/1/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	297	—	7,314	—	—	(260)	7,054
World Business Lenders, LLC (7) (8)	Equity/Other	Financials	—	3,759	—	(3,755)	—	(4)	—
Total Affiliate Investments			$17,282	$176,560	$58,387	$(91,732)	$(21,341)	$7,652	$129,526
Total Control & Affiliate Investments			$54,954	$484,240	$323,141	$(284,547)	$(62,708)	$75,917	$536,043

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

(4)	Gross of net change in deferred taxes in the amount of $1.0 million.

(5)	Investment no longer held as of December 31, 2019.

(6)	Investment paid or has the option to pay all or a portion of interest and dividends via payment-in-kind.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2020
(Unaudited)

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
Private Placement
On April 30, 2020, the Company issued in a private placement an aggregate amount of 693,240 newly issued shares of its common stock at a price of $5.77 per share for aggregate cash proceeds of $4.0 million.

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
Forward Looking Statements
The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

•	our future operating results;

•	the impact of the COVID-19 pandemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the current COVID-19 pandemic;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our contractual arrangements and relationships with third parties;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	our repurchase of shares;

•	actual and potential conflicts of interest with our Adviser and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability to qualify and maintain our qualifications as a regulated investment company (“RIC”) and a business development company (“BDC”);

•	the timing, form, and amount of any distributions;

•	the impact of fluctuations in interest rates on our business;

•	the valuation of any investments in portfolio companies, particularly those having no liquid trading market;

•	the impact of changes to generally accepted accounting principles, and the impact to BDCA; and

•	the impact of changes to tax legislation and, generally, our tax position.
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
Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans, and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues of less than $1 billion, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of March 31, 2020, 82.7% of our portfolio was invested in senior secured loans.
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
Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At March 31, 2020:
Investment Portfolio	$2,378.8
Net assets	1,284.8
Debt (net of deferred financing costs)	1,254.9
Net asset value per share	6.47

Portfolio Activity for the Three Months Ended March 31, 2020:
Cost of investments purchased during period, including PIK	303.4
Sales, repayments, and other exits during the period	250.8
Number of portfolio companies at end of period	234

Operating results for the Three Months Ended March 31, 2020:
Net investment income per share	0.13
Distributions declared per share	0.16
Net decrease in net assets resulting from operations per share	(1.02)
Net investment income	25.6
Net realized and unrealized loss, net of change in deferred taxes	(219.3)
Net decrease in net assets resulting from operations	(193.7)
Portfolio and Investment Activity
During the three months ended March 31, 2020, we made $301.5 million of investments in new and existing portfolio companies and had $250.8 million in aggregate amount of sales and repayments, resulting in net investments of $50.7 million for the period. The total portfolio of debt investments at fair value consisted of 90.9% bearing variable interest rates and 9.1% bearing fixed interest rates.

Our portfolio composition, based on fair value at March 31, 2020 was as follows:

	March 31, 2020
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	71.7%	7.8%
Senior Secured Second Lien Debt	11.0	11.0
Subordinated Debt	4.2	12.0
Collateralized Securities (2)	3.5	12.7
Equity/Other (3)	9.6	7.0
Total	100.0%	8.4%
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
The weighted average risk rating of our investments based on fair value was 2.45 and 2.37 as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, we had fourteen portfolio companies, which represented 23 investments, on non-accrual status with a total principal amount of $215.2 million, amortized cost of $192.8 million, and fair value of $84.3 million which represented 7.0%, 7.2%, and 3.5% of the investment portfolio's total principal, amortized cost, and fair value, respectively. As of December 31, 2019, we had eight portfolio companies, which represented twelve portfolio investments, on non-accrual status with a total principal amount of $85.0 million, amortized cost of $62.8 million, and fair value of $22.5 million, which represented 2.8%, 2.4%, and 0.9% of the investment portfolio's total principal, amortized cost, and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding our non-accrual policy.
RESULTS OF OPERATIONS
Operating results for the three months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	For the three months ended March 31,
	2020	2019
Total investment income	$53,281	$61,101
Total expenses	27,249	33,473
Income tax expense, including excise tax	474	462
Net investment gain attributable to non-controlling interests	—	2
Net investment income	$25,558	$27,164

 Investment Income
For the three months ended March 31, 2020, total investment income was $53.3 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.5 billion and a weighted average current yield of 8.4%. Included within total investment income was $1.1 million of fee income for the three months ended March 31, 2020. Fee income consists primarily of prepayment and amendment fees. For the three months ended March 31, 2019, total investment income was $61.1 million, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 9.7%. Included within total investment income was $1.0 million of fee income for the three months ended March 31, 2019. Fee income consists primarily of prepayment and amendment fees.

Operating Expenses
The composition of our operating expenses for the three months ended March 31, 2020 and 2019 was as follows (dollars in thousands):

	For the three months ended March 31,
	2020	2019
Management fees	$9,877	$9,433
Incentive fee on income	—	6,791
Interest and debt fees	13,780	13,258
Professional fees	1,411	1,707
Other general and administrative	1,586	1,828
Administrative services	308	196
Insurance	26	26
Directors' fees	261	234
Total operating expenses	$27,249	$33,473

For the three months ended March 31, 2020 and 2019, we incurred management fees of $9.9 million and $9.4 million, respectively. For the three months ended March 31, 2020 and 2019, we incurred incentive fees on income of $0.0 million and $6.8 million, respectively.
For the three months ended March 31, 2020 and 2019, we incurred interest and debt fees of $13.8 million and $13.3 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, trustee fees, amortization of deferred financing costs, and amortization of discount if applicable related to the Wells Fargo Credit Facility, Citi Credit Facility, 2024 Notes, 2023 Notes, 2022 Notes, and 2020 Notes, each as defined herein in the section entitled "Borrowings". The increase in interest and debt fees for the three months ended March 31, 2020 as compared to the same period in 2019 is primarily the result of an increase in average debt outstanding.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments, foreign currency transactions, and forward currency exchange contracts
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and foreign currency transactions, net of change in deferred taxes for the three months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	For the three months ended March 31,
	2020	2019
Net realized gain (loss)
Control investments	$(500)	$(94)
Affiliate investments	189	6
Non-affiliate investments	(13,342)	(2,545)
Net realized gain (loss) on foreign currency transactions	(332)	722
Total net realized loss	(13,985)	(1,911)
Net change in unrealized appreciation (depreciation) on investments
Control investments	(17,605)	11,666
Affiliate investments	(28,639)	9,472
Non-affiliate investments	(161,453)	12,250
Net change in deferred taxes	714	(482)
Total net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	(206,983)	32,906
Net change in unrealized depreciation attributable to non-controlling interests	—	(1,292)
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	1,691	(1,035)
Net realized and unrealized gain (loss)	$(219,277)	$28,668

Net realized and unrealized loss on investments and foreign currency transactions, net of change in deferred taxes, resulted in a net loss of $(219.3) million for the three months ended March 31, 2020 compared to net gain of $28.7 million for the same period in 2019. We look at net realized gain (loss) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.
The net realized and unrealized loss for the three months ended March 31, 2020 was primarily driven by realized losses on Senior Secured Investment sales as well as unrealized losses on Senior Secured Investments, Collateralized Securities, and Equity investments.
Changes in Net Assets from Operations
For the three months ended March 31, 2020, we recorded a net decrease in net assets resulting from operations of $(193.7) million versus a net increase in net assets resulting from operations of $55.8 million for the three months ended March 31, 2019. The decrease is primarily attributable to greater unrealized depreciation on our investments. Based on the weighted average shares of common stock outstanding for the periods ended March 31, 2020 and 2019, our per share net decrease in net assets resulting from operations was $(1.02) for the three months ended March 31, 2020, versus a net increase in net assets resulting from operations of $0.29 for the three months ended March 31, 2019.
Cash Flows
For the three months ended March 31, 2020, net cash used in operating activities was $14.3 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The decrease in cash flows used in operating activities for the three months ended March 31, 2020 was primarily a result of sales and repayments of investments of $250.8 million and net change in unrealized depreciation on investments of $207.7 million, offset by purchases of investments of $301.5 million.
Net cash provided by financing activities of $130.8 million during the three months ended March 31, 2020 primarily related to proceeds from debt of $197.0 million, which was partially offset by repurchases of common stock of $16.5 million, payments of stockholder distributions of $22.7 million, and payments on debt of $27.0 million.
For the three months ended March 31, 2019, net cash used in operating activities was $106.8 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The decrease in cash flows used in operating activities for the three months ended March 31, 2019 was primarily result of purchases of investments of $283.0 million, offset by sales and repayments of investments of $122.8 million.
Net cash provided by financing activities of $88.8 million during the three months ended March 31, 2019 primarily related to proceeds from debt of $128.0 million, which was partially offset by net repurchases of common stock of $18.4 million and payments of stockholder distributions of $21.6 million.
Impact of COVID-19 Pandemic
The COVID-19 pandemic has resulted in governments around the world implementing a broad suite of measures to help control the spread of the virus, including quarantines, travel restrictions and business curtailments and others. The emergence of COVID-19 has created economic and financial disruptions that during the quarter adversely affected, and may continue to affect, our business, financial condition, liquidity and certain of our portfolio companies’ results of operations and liquidity. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity and certain of our portfolio companies’ results of operations and liquidity will depend on future developments, which are highly uncertain and cannot be predicted.
Given the unprecedented nature of the COVID-19 exigency and the fiscal and monetary response designed to mitigate strain to businesses and the economy, the operating environment of certain of our portfolio companies is evolving rapidly. We have been in frequent communication with management, as well as the private equity sponsors, of our portfolio companies in order to understand the impact of the COVID-19 pandemic on their particular businesses and assess their ability to meet their obligations. As a result of the business disruptions affecting certain of our portfolio companies, we may be required to reduce the future amount of distributions to our stockholders. We continue to closely monitor our investment portfolio in order to be positioned to respond appropriately.
Recent Developments
Private Placement
On April 30, 2020, the Company issued in a private placement an aggregate amount of 693,240 newly issued shares of its common stock at a price of $5.77 per share for aggregate cash proceeds of $4.0 million.

Liquidity and Capital Resources
We generate cash flows from fees, interest, and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of March 31, 2020, we had issued 226.4 million shares of our common stock for gross proceeds of $2.3 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP. As of March 31, 2020, we had $410.0 million of senior unsecured notes outstanding. Effective March 29, 2020, we suspended the DRIP. Until we reactivate the DRIP, participants and all other holders of our common stock will receive any distributions paid in cash. On March 31, 2020, we issued in a private placement an aggregate amount of 9,532,062 newly issued shares of our common stock at a price of $5.77 per share for aggregate cash proceeds of $55.0 million.
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
We intend to conduct tender offers on a semi-annual basis. We intend to continue to limit the number of shares to be repurchased in any calendar year to the lesser of (i) 10% of the weighted average number of shares outstanding in the prior calendar year, or 5.0% at each semi-annual tender offer or (ii) the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during the relevant redemption period. Because the Company suspended the DRIP as of March 29, 2020, the Company expects that the semi-annual tender offer for the first half of 2020, if applicable, may be subject to a lower limit than the prior tender offer. In addition, in the event of a stockholder’s death or disability, any repurchases of shares made in connection with a stockholder’s death or disability may be included within the overall limitation imposed on tender offers during the relevant redemption period, which provides that we may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock we are able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period.
Distributions
Our Board of Directors has authorized, and has declared, cash distributions payable on a monthly basis to stockholders of record on each day since it commenced operations. From November 2013 until July 2017, the distribution rate has been $0.002378082 per day, which is equivalent to $0.868 per annum, per share of common stock, except for 2016, where the daily distribution rate was $0.002371585 per day to accurately reflect 2016 being a leap year. In July 2017, the Board of Directors reduced the distribution rate with respect to our cash distributions to $0.00178082 per day, which is equivalent to approximately $0.65 annually, per share of common stock, except for 2020 where the daily distribution rate was $0.00177596 per day to accurately reflect 2020 being a leap year. Effective April 21, 2020, the Board of Directors of the Company approved a transition in the timing of its distributions to holders of the Company's common stock from a monthly to a quarterly basis.
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

    The table below shows the components of the distributions we have declared and/or paid during the three months ended March 31, 2020 and 2019 (dollars in thousands).

	For the three months ended March 31,
	2020	2019
Distributions declared	$30,727	$30,441
Distributions paid	$30,817	$30,504
Portion of distributions paid in cash	$22,704	$21,588
Portion of distributions paid in DRIP shares	$8,113	$8,916
As of March 31, 2020, we had $10.4 million of distributions accrued and unpaid. As of December 31, 2019, we had $10.5 million of distributions accrued and unpaid.
We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the three months ended March 31, 2020 and 2019, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2020 will be reported to stockholders shortly after the end of the calendar year 2020 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
The following table sets forth the distributions declared during the three months ended March 31, 2020 and 2019 (dollars in thousands):

	For the three months ended March 31,
	2020	2019
Monthly distributions	$30,727	$30,441
Total distributions	$30,727	$30,441
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

Related Party Transactions and Agreements
Private Placement in connection with FT Transaction
On February 1, 2019, Franklin Templeton acquired BSP, including BSP's 100% ownership interest in our Advisor (the "FT Transaction"). In connection with the FT Transaction, on November 1, 2018, we issued approximately 6.1 million and 4.9 million shares of our common stock to Franklin Resources, Inc. and BSP, respectively, at a purchase price of $8.20 per share in a private placement in reliance on Section 4(a)(2) of the Securities Act. As a result of this issuance, the Company received aggregate cash proceeds of $90.0 million.
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
Administration Agreement
On November 1, 2016, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three months ended March 31, 2020 and 2019, the Company incurred $0.7 million and $0.6 million, respectively, in administrative service fees under the Administration Agreement.
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

The Wells Fargo Credit Facility is priced at the one-month maturity LIBOR, with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum, depending on the composition of the portfolio of loans owned by Funding I for the relevant period. Interest is payable quarterly in arrears. Funding I is subject to a non-usage fee to the extent the aggregate principal amount available under the Wells Fargo Credit Facility has not been borrowed. The non-usage fee per annum is currently 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeds 25%.
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
Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations at March 31, 2020 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$531,652	$—	$—	$531,652	$—
Citi Credit Facility (2)	325,500	—	325,500	—	—
2024 Notes (3)	98,877	—	—	98,877	—
2023 Notes (4)	59,794	—	—	59,794	—
2022 Notes (5)	149,546	—	149,546	—	—
2020 Notes (6)	99,868	99,868	—	—	—
Total contractual obligations	$1,265,237	$99,868	$475,046	$690,323	$—
______________

(1)	As of March 31, 2020, we had $68.3 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.

(2)	As of March 31, 2020, we had $74.5 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.

(3)	As of March 31, 2020, we had no unused borrowing capacity under the 2024 Notes.

(4)	As of March 31, 2020, we had no unused borrowing capacity under the 2023 Notes.

(5)	As of March 31, 2020, we had no unused borrowing capacity under the 2022 Notes.

(6)	As of March 31, 2020, we had no unused borrowing capacity under the 2020 Notes.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of March 31, 2020, the Company had unfunded commitments on delayed draw term loans of $17.0 million (including $14.6 million of non-discretionary commitments and $2.4 million of discretionary commitments), unfunded commitments on revolver term loans of $16.9 million, and unfunded equity capital discretionary commitments of $11.1 million. As of December 31, 2019, the Company had unfunded commitments on delayed draw term loans of $24.9 million (including $21.8 million of non-discretionary commitments and $3.1 million of discretionary commitments), unfunded commitments on revolver term loans of $28.0 million, and unfunded equity capital discretionary commitments of $21.4 million. Please refer to Note 7 - Commitments and Contingencies for further detail of these unfunded commitments. We maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.
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
Non-accrual Income
Investments are placed on non-accrual status when principal or interest/dividend payments are past due and/or when there is reasonable doubt that principal or interest will be collected. Accrued cash and un-capitalized PIK interest is generally reversed when an investment is placed on non-accrual status. Previously capitalized PIK interest is not reversed when an investment is placed on non-accrual status. Interest payments received on non-accrual investments may be recognized as income or applied to principal depending upon management's judgment of the ultimate outcome. Non-accrual investments are restored to accrual status when past due principal and interest is paid and, in management's judgment, are likely to remain current.
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
Interest Rate Risk
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

As of March 31, 2020, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 1.98% and fixed rate debt, bearing a weighted average interest rate of 5.17% with a total carrying value (net of deferred financing costs) of $1,254.9 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 100 or 200 basis points assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 200 Basis Points	(16.31)%
(-) 100 Basis Points	(8.16)%
Base Interest Rate	—%
(+) 100 Basis Points	8.16%
(+) 200 Basis Points	16.31%
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
Capital Markets Risk
The prices of securities we hold may decline in response to certain events, including those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability; and interest rate fluctuations. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets and a general decline in value of the publicly-traded securities held by us.
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of March 31, 2020, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial condition, and/or operating results. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks to us and certain of our portfolio companies.
Social, political, economic and other conditions and events may occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which the Company and its investments are exposed. For example, in December 2019, a novel strain of coronavirus (also known as “COVID-19”) emerged in China and has since spread rapidly to other countries, including the United States. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and may continue to result in, the following (among other things): (i) government imposition of various forms of shelter in place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in furloughs or lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) volatility and disruption of these markets including greater volatility in pricing and spreads; and (iv) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which may not necessarily adequately address the problems facing the loan market and middle market businesses.
This outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have an impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could reduce the amount and quality of loans available for investment by us and returns to us, among other things. As of the date of this quarterly report on Form 10-Q, it is impossible to determine the scope of this outbreak, or any future outbreaks, how long any such outbreak, market disruption or uncertainties may last, the effect any governmental actions will have on us and certain of our portfolio companies.  Further, even after the pandemic subsides, the U.S. and other major economies may experience a recession.
Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, certain of our portfolio companies and our investments, these types of events are impacting and may continue to impact us and such portfolio companies The effects of a public health emergency may impact (i) the value and performance of us and certain of our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all (iii) our ability to repay debt obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements, and/or covenants under our credit facilities and indentures, (v) our ability to continue to pay distributions or to make them at current levels or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in losses to us. We may also be harmed if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.
The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.
The U.S. capital markets have experienced significant volatility and disruption following the global outbreak of COVID-19 that began in December 2019, as evidenced by the volatility in global stock markets as a result of, among other things, uncertainty surrounding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are negatively impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.
Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not show the complete impact of the COVID-19 pandemic and the resulting measures taken in response thereto.
Disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity could harm our business, financial condition, results of operations and cash flows. Unfavorable economic conditions may also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a negative impact on our and certain of our portfolio companies’ operating results and the fair values of our debt and equity investments.
Because we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.
As of March 31, 2020, we had approximately $1.3 billion of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $2.7 billion in total assets, (ii) a weighted average cost of funds of 4.11%, (iii) $1.4 billion in debt outstanding (i.e., assumes that the $410.0 million principal amount of 2020 Notes, 2022 Notes, 2023 Notes, and 2024 Notes sold and the full $1.0 billion available to us under the revolving credit facilities we have with Wells Fargo and Citi is outstanding), and (iv) $1.3 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(25.42)%	(14.96)%	(4.51)%	5.94%	16.40%
___________________
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our March 31, 2020 total assets of at least 2.16%.
As of March 31, 2020, the Wells Fargo Facility provided for borrowings in an aggregate principal amount of up to $600.0 million on a committed basis, due May 9, 2023; the Citi Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, due May 31, 2022; the 2020 Notes provided borrowings in an aggregate principal amount of $100.0 million, due September 1, 2020; the 2022 Notes provided borrowings in an aggregate principal amount of $150.0 million, due December 30, 2022; the 2023 Notes provided borrowings in an aggregate principal amount of $60.0 million, due May 30, 2023; and the 2024 Notes provided borrowings in an aggregate principal amount of $100.0 million, due December 15, 2024. See Item 7 in the Annual Report filed on Form 10-K for more information about these financing arrangements.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On March 31, 2020, the Company issued in a private placement an aggregate amount of 9,532,062 newly issued shares of its common stock to investors that met the criteria of an "accredited investor" as defined in Rule 501 of Regulation D under the Securities Act at a price of $5.77 per share for aggregate cash proceeds of $55.0 million.
The private placement was exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D thereunder. We relied, in part, upon representations of the purchasers in their respective purchase agreements that they were accredited investors as defined in Regulation D under the Securities Act.

Issuer Purchases of Equity Securities
Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2020 through January 31, 2020	2,115,276	$7.75	2,115,276	—
February 1, 2020 through February 29, 2020	—	—	—	—
March 1, 2020 through March 31, 2020	—	—	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	May 15, 2020
/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 15, 2020