Form 10-Q
period 2020-06-30
Business Development Corp of America
filed 2020-08-14
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of August 11, 2020 was 199,986,553.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $304,434 and $358,570, respectively)	$315,499	$406,517
Affiliate Investments, at fair value (amortized cost of $181,066 and $175,470, respectively)	109,444	129,526
Non-affiliate Investments, at fair value (amortized cost of $1,966,683 and $2,105,602, respectively)	1,792,596	2,010,141
Investments, at fair value (amortized cost of $2,452,183 and $2,639,642, respectively)	2,217,539	2,546,184
Cash and cash equivalents	181,826	46,470
Interest and dividends receivable	13,748	17,047
Receivable for unsettled trades	20,629	27,895
Prepaid expenses and other assets	3,691	2,934
Total assets	$2,437,433	$2,640,530

LIABILITIES
Debt (net of deferred financing costs of $9,420 and $11,288, respectively)	$1,056,013	$1,083,754
Stockholder distributions payable	14,990	10,503
Management fees payable	19,322	10,098
Incentive fee on income payable	—	6,513
Accounts payable and accrued expenses	13,977	14,765
Payable for unsettled trades	19,731	40,347
Interest and debt fees payable	8,879	11,425
Directors' fees payable	84	54
Unrealized depreciation on forward currency exchange contracts	465	388
Total liabilities	1,133,461	1,177,847
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 450,000,000 shares authorized; 227,873,207 issued and 199,994,685 outstanding at June 30, 2020, and 215,850,546 issued and 190,207,517 outstanding at December 31, 2019	200	190
Additional paid in capital	1,901,954	1,847,312
Total distributable loss	(598,182)	(384,819)
Total net assets	1,303,972	1,462,683

Total liabilities and net assets	$2,437,433	$2,640,530

Net asset value per share	$6.52	$7.69

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Investment income:
From control investments
Interest income	$5,173	$4,831	$11,221	$9,905
Dividend income	3,154	5,057	6,572	7,320
Fee and other income	6	—	9	—
Total investment income from control investments	8,333	9,888	17,802	17,225
From affiliate investments
Interest income	(152)	2,645	796	6,903
Dividend income	672	382	1,081	1,264
Fee and other income	(2)	3	(2)	6
Total investment income from affiliate investments	518	3,030	1,875	8,173
From non-affiliate investments
Interest income	35,030	48,292	76,205	93,974
Dividend income	—	—	40	1,756
Fee and other income	1,125	557	2,191	1,579
Total investment income from non-affiliate investments	36,155	48,849	78,436	97,309
Interest from cash and cash equivalents	75	285	249	446
Total investment income	45,081	62,052	98,362	123,153
Operating expenses:
Management fees	9,445	10,037	19,322	19,470
Incentive fee on income	—	6,773	—	13,564
Interest and debt fees	12,297	14,116	26,077	27,374
Professional fees	1,190	1,428	2,601	3,135
Other general and administrative	994	1,673	2,606	3,527
Administrative services	252	197	560	393
Directors' fees	250	228	511	462
Total expenses	24,428	34,452	51,677	67,925

Income tax expense, including excise tax	220	501	694	963
Net investment gain attributable to non-controlling interests	—	7	—	9
Net investment income	20,433	27,092	45,991	54,256

Realized and unrealized gain (loss):
Net realized gain (loss)
Control investments	128	—	(372)	(94)
Affiliate investments	413	549	602	555
Non-affiliate investments	(56,964)	2,022	(70,306)	(523)

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net realized gain (loss) on foreign currency transactions	1,105	(48)	773	674
Total net realized gain (loss)	(55,318)	2,523	(69,303)	612
Net change in unrealized appreciation (depreciation) on investments
Control investments	(19,277)	17,083	(36,882)	28,749
Affiliate investments	2,961	(705)	(25,678)	8,767
Non-affiliate investments	82,827	(10,865)	(78,626)	1,385
Net change in deferred taxes	1,034	(4)	1,748	(486)
Total net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	67,545	5,509	(139,438)	38,415
Net change in unrealized depreciation attributable to non-controlling interests	—	(1,725)	—	(3,017)
Net change in unrealized depreciation from forward currency exchange contracts	(1,768)	(235)	(77)	(1,270)
Net realized and unrealized gain (loss)	10,459	6,072	(208,818)	34,740
Net increase (decrease) in net assets resulting from operations	$30,892	$33,164	$(162,827)	$88,996

Per share information - basic and diluted
Net investment income	$0.10	$0.14	$0.24	$0.29
Net increase (decrease) in net assets resulting from operations	$0.16	$0.17	$(0.84)	$0.47
Weighted average shares outstanding	199,084,903	189,907,442	194,595,661	189,928,762

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the six months ended June 30,
	2020	2019
Operations:
Net investment income	$45,991	$54,256
Net realized loss from investments	(70,076)	(62)
Net realized gain on foreign currency transactions	773	674
Net change in unrealized appreciation (depreciation) on investments	(141,186)	38,901
Net change in deferred taxes	1,748	(486)
Net change in unrealized depreciation attributable to non-controlling interests	—	(3,017)
Net change in unrealized depreciation from forward currency exchange contracts	(77)	(1,270)
Net increase (decrease) in net assets resulting from operations	(162,827)	88,996
Stockholder distributions:
Distributions	(50,536)	(61,220)
Net decrease in net assets from stockholder distributions	(50,536)	(61,220)
Capital share transactions:
Issuance of common stock, net of issuance costs	59,000	—
Reinvestment of stockholder distributions	12,932	17,938
Repurchases of common stock	(17,280)	(18,582)
Net increase (decrease) in net assets from capital share transactions	54,652	(644)
Total increase (decrease) in net assets, before non-controlling interest	(158,711)	27,132
Increase in non-controlling interest	—	3,026
Total increase (decrease) in net assets	(158,711)	30,158
Net assets at beginning of period	1,462,683	1,492,719
Net assets at end of period	$1,303,972	$1,522,877

Net asset value per common share attributable to Business Development Corporation of America	$6.52	$7.97
Common shares outstanding at end of period	199,994,685	190,292,223

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the six months ended June 30,
	2020	2019
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(162,827)	$88,996
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(3,271)	(2,306)
Net accretion of discount on investments	(3,331)	(4,802)
Amortization of deferred financing costs	1,868	1,748
Amortization of discount on unsecured notes	391	271
Sales and repayments of investments	487,267	374,240
Purchases of investments	(363,282)	(522,133)
Net realized loss from investments	70,076	62
Net realized gain on foreign currency transactions	(773)	(674)
Net change in unrealized (appreciation) depreciation on investments	141,186	(38,901)
Net change in unrealized depreciation from forward currency exchange contracts	77	1,270
(Increase) decrease in operating assets:
Interest and dividends receivable	3,299	(2,461)
Receivable for unsettled trades	7,266	4,379
Prepaid expenses and other assets	(757)	1,347
Increase (decrease) in operating liabilities:
Management fees payable	9,224	326
Incentive fee on income payable	(6,513)	1,083
Accounts payable and accrued expenses	(788)	1,263
Payable for unsettled trades	(20,616)	34,575
Interest and debt fees payable	(2,546)	3,530
Directors' fees payable	30	(27)
Net cash provided by (used in) operating activities	155,980	(58,214)

Financing activities:
Proceeds from issuance of shares of common stock, net	59,000	—
Repurchases of common stock	(17,280)	(18,571)
Proceeds from debt	197,000	197,000
Payments on debt	(227,000)	—
Payments of financing costs	—	(2,531)
Stockholder distributions	(33,117)	(43,623)
Increase in non-controlling interest	—	3,026
Net cash provided by (used in) financing activities	(21,397)	135,301

Net increase in cash and cash equivalents	134,583	77,087
Effect of foreign currency exchange rates	773	674
Cash and cash equivalents, beginning of period	46,470	96,692
Cash and cash equivalents, end of period	$181,826	$174,453
Supplemental information:
Interest paid during the period	$26,278	$21,719
Taxes, including excise tax, paid during the period	$55	$53
Distributions reinvested	$12,932	$17,938

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 120.8% (b)
1236904 BC, Ltd. (c) (i)	Software/Services	L+5.50% (5.68%), 2/26/2027	$18,923	$18,189	$17,239	1.3%
Abaco Systems Holding Corp. (c) (i)	Industrials	L+6.00% (7.31%), 12/7/2021	23,094	22,959	23,094	1.8%
ABC Financial Intermediate, LLC (c) (j)	Technology	L+4.25% (5.29%), 1/2/2025	14,528	14,481	12,422	1.0%
Abercrombie & Fitch, Co. (a)	Consumer	8.75%, 7/15/2025	3,182	3,182	3,138	0.2%
Accentcare, Inc. (c) (j)	Healthcare	L+5.00% (5.18%), 6/22/2026	13,405	13,289	12,775	1.0%
Acrisure, LLC (i) (j)	Financials	L+3.50% (3.68%), 2/16/2027	24,773	24,755	23,348	1.8%
AHP Health Partners, Inc. (i)	Healthcare	L+4.50% (5.50%), 6/30/2025	10,514	10,447	10,093	0.8%
Alchemy US Holdco 1, LLC (c) (i) (j)	Industrials	L+5.50% (5.69%), 10/10/2025	6,377	6,113	5,900	0.5%
Aldevron, LLC (i)	Healthcare	L+4.25% (5.25%), 10/13/2026	9,347	9,262	9,195	0.7%
Alvogen Pharma US, Inc. (c) (j)	Healthcare	L+5.25% (6.32%), 12/29/2023	12,818	12,774	11,953	0.9%
AM General, LLC (c) (i)	Industrials	L+7.25% (8.32%), 12/28/2021	1,533	1,533	1,533	0.1%
AMI Entertainment Network, LLC (c)	Media/Entertainment	P+5.00% (8.25%), 7/21/2022	1,234	1,234	1,190	0.1%
AMI Entertainment Network, LLC (c) (i)	Media/Entertainment	L+6.00% (7.00%), 7/21/2022	12,755	12,650	12,296	0.9%
AMI Entertainment Network, LLC (c) (i)	Media/Entertainment	L+6.00% (7.00%), 7/21/2022	3,667	3,628	3,535	0.3%
AP Gaming I, LLC (j)	Gaming/Lodging	L+3.50% (4.50%), 2/15/2024	7,583	7,578	6,599	0.5%
AP NMT Acquisition B.V. (a) (j)	Media/Entertainment	L+5.75% (7.20%), 8/13/2021	3,797	3,801	3,797	0.3%
Aq Carver Buyer, Inc. (c) (i)	Business Services	L+5.00% (6.00%), 9/23/2025	9,344	8,676	9,111	0.7%
AqGen Ascensus, Inc. (c) (j)	Business Services	L+4.00% (5.07%), 12/5/2022	9,344	9,337	9,344	0.7%
AqGen Ascensus, Inc. (c) (j)	Business Services	L+4.25% (5.25%), 12/5/2022	7,940	7,893	7,940	0.6%
Arch Global Precision, LLC (c) (i)	Industrials	L+4.75% (5.82%), 4/1/2026	10,309	10,236	10,309	0.8%
Athenahealth, Inc. (j)	Healthcare	L+4.50% (4.82%), 2/11/2026	12,728	12,582	12,304	0.9%
Avaya Holdings Corp. (a) (j)	Technology	L+4.25% (4.43%), 12/16/2024	20,145	20,021	18,544	1.4%
Aveanna Healthcare, LLC (j)	Healthcare	L+5.50% (6.50%), 3/18/2024	5,991	5,803	5,305	0.4%
Aveanna Healthcare, LLC (j)	Healthcare	L+4.25% (5.25%), 3/18/2024	780	747	688	0.1%
Axiom Global, Inc. (c) (i)	Business Services	L+4.75% (4.93%), 10/1/2026	11,436	11,339	10,875	0.8%
BBB Industries, LLC (j)	Transportation	L+4.50% (5.58%), 8/1/2025	13,054	12,972	11,129	0.9%
BCP Raptor, LLC (j)	Energy	L+4.25% (5.25%), 6/24/2024	13,819	13,733	9,881	0.8%
BCP Renaissance, LLC (j)	Energy	L+3.50% (4.50%), 10/31/2024	3,402	3,392	2,834	0.2%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Black Mountain Sand, LLC (c) (t)	Energy	L+9.00% (10.50%), 11/30/2021	$13,050	$12,960	$11,745	0.9%
Black Mountain Sand, LLC (c) (t)	Energy	L+9.00% (10.50%), 11/30/2021	11,255	11,184	10,129	0.8%
BMC Software Finance, Inc. (j)	Technology	L+4.25% (4.43%), 10/2/2025	17,647	17,513	16,654	1.3%
Bomgar Corp. (j)	Technology	L+4.00% (4.18%), 4/18/2025	1,952	1,946	1,879	0.1%
Boston Market Corp. (c) (l) (t)	Food & Beverage	5.00%, 4/1/2022	2,375	—	—	—%
California Resources Corp. (j)	Energy	L+4.75% (5.75%), 12/30/2022	10,670	10,562	3,828	0.3%
CareCentrix, Inc. (i) (j)	Healthcare	L+4.50% (4.81%), 4/3/2025	19,833	19,735	17,286	1.3%
CCW, LLC (c) (i) (t)	Food & Beverage	L+8.00% (9.00%), 3/22/2021	26,725	26,608	17,104	1.3%
CCW, LLC (c) (t)	Food & Beverage	L+8.00% (9.00%), 3/22/2021	1,500	1,500	960	0.1%
CDHA Holdings, LLC (c) (i) (l)	Healthcare	L+6.75% (7.75%), 8/24/2023	15,531	15,384	14,863	1.1%
CDHA Holdings, LLC (c) (l)	Healthcare	L+6.75% (7.75%), 8/24/2023	551	545	527	0.0%
CDHA Holdings, LLC (c) (l)	Healthcare	L+6.75% (7.75%), 8/24/2023	1,265	1,265	1,209	0.1%
CDS Canada 4, LP (a)	Media/Entertainment	L+4.00% (5.00%), 6/3/2021	348	369	348	0.0%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (i) (j) (t)	Media/Entertainment	L+5.50% (6.50%), 7/8/2022	3,980	3,912	2,189	0.2%
Chloe Ox Parent, LLC (c) (i)	Healthcare	L+4.50% (5.50%), 12/23/2024	11,419	11,344	10,654	0.8%
Clarion Events, Ltd. (a) (c) (j)	Business Services	L+5.00% (6.00%), 9/30/2024	10,341	10,198	8,583	0.7%
Clover Technologies Group, LLC (c) (j)	Industrials	L+7.50% (8.94%), 2/3/2024	1,479	1,479	1,285	0.1%
CLP Health Services, Inc. (c) (i)	Healthcare	L+5.00% (6.07%), 12/31/2026	10,060	9,880	9,919	0.8%
Cold Spring Brewing, Co. (c) (i)	Food & Beverage	L+4.75% (5.75%), 12/19/2025	8,774	8,693	8,694	0.7%
Community Care Health Network, LLC (c) (j)	Healthcare	L+4.75% (4.93%), 2/17/2025	7,177	7,018	6,346	0.5%
Connect Finco SARL (a) (j)	Telecom	L+4.50% (5.50%), 12/11/2026	1,983	1,909	1,861	0.1%
Conservice Midco, LLC (c) (j)	Business Services	L+4.25% (4.56%), 5/13/2027	2,567	2,441	2,439	0.2%
CONSOL Energy, Inc. (c) (j)	Industrials	L+4.50% (4.68%), 9/27/2024	4,099	4,083	3,033	0.2%
Conterra Ultra Broadband, LLC (c) (j)	Telecom	L+4.50% (4.68%), 4/30/2026	4,984	4,963	4,984	0.4%
Corfin Industries, LLC (c) (i)	Industrials	L+6.00% (7.00%), 2/5/2026	12,266	12,037	12,037	0.9%
Crown Subsea Communications Holding, Inc. (c) (j)	Industrials	L+6.00% (6.17%), 11/3/2025	1,908	1,894	1,908	0.1%
CRS-SPV, Inc. (c) (o)	Industrials	L+4.50% (5.50%), 3/8/2021	62	62	62	0.0%
Dunn Paper, Inc. (c) (j)	Paper & Packaging	L+4.75% (5.75%), 8/26/2022	581	539	535	0.0%
Dynasty Acquisition Co., Inc. (i) (j)	Industrials	L+3.50% (3.81%), 4/6/2026	2,964	2,854	2,523	0.2%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Dynasty Acquisition Co., Inc. (i) (j)	Industrials	L+3.50% (3.81%), 4/6/2026	$5,513	$5,308	$4,693	0.4%
Florida Food Products, LLC (c)	Food & Beverage	L+6.75% (7.06%), 9/6/2023	1,647	1,647	1,647	0.1%
Florida Food Products, LLC (c) (i)	Food & Beverage	L+6.75% (7.75%), 9/6/2025	22,002	21,595	22,002	1.7%
Foresight Energy Operating, LLC (c) (p)	Industrials	L+8.00% (9.00%), 6/30/2027	1,333	1,333	1,333	0.1%
Foresight Energy Operating, LLC (c) (l) (p) (u)	Industrials	L+8.00% (9.50%), 6/30/2027	666	967	967	0.1%
Gold Standard Baking, Inc. (c) (l)	Food & Beverage	L+6.50% (7.50%), 7/25/2022	3,108	2,483	1,243	0.1%
Green Energy Partners/Stonewall, LLC (j)	Utilities	L+5.50% (6.50%), 11/15/2021	1,317	1,316	1,135	0.1%
Green Energy Partners/Stonewall, LLC (j)	Utilities	L+5.50% (6.50%), 11/15/2021	995	994	857	0.1%
HC2 Holdings, Inc.	Industrials	11.50%, 12/1/2021	7,864	7,814	7,496	0.6%
HireRight, Inc. (i)	Business Services	L+3.75% (3.93%), 7/11/2025	2,900	2,880	2,590	0.2%
ICR Operations, LLC (c)	Business Services	L+5.00% (6.00%), 3/26/2024	2,753	2,752	2,753	0.2%
ICR Operations, LLC (c) (i)	Business Services	L+5.00% (6.00%), 3/26/2025	17,233	16,993	17,233	1.3%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+5.75% (6.75%), 7/31/2024	46	46	46	0.0%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+5.75% (6.75%), 7/31/2023	1,887	1,887	1,887	0.1%
Ideal Tridon Holdings, Inc. (c) (i)	Industrials	L+5.75% (6.75%), 7/31/2023	28,403	28,118	28,403	2.2%
Ideal Tridon Holdings, Inc. (c) (i)	Industrials	L+5.75% (6.75%), 7/31/2024	833	819	833	0.1%
IDERA, Inc. (c) (j)	Technology	L+4.00% (5.08%), 6/28/2024	2,084	2,079	1,980	0.2%
Integral Ad Science, Inc. (c) (l)	Software/Services	L+7.25% (8.25%), 7/19/2024	15,399	15,192	15,399	1.2%
Integrated Efficiency Solutions, Inc. (c) (l)	Industrials	L+9.00% (11.00%), 6/30/2022	3,751	3,751	3,151	0.2%
Integrated Global Services, Inc. (c)	Industrials	L+6.00% (7.00%), 2/4/2026	2,028	2,028	1,992	0.2%
Integrated Global Services, Inc. (c) (i)	Industrials	L+6.00% (7.00%), 2/4/2026	12,137	11,910	11,922	0.9%
Intelsat Jackson Holdings, SA (a)	Telecom	8.63%, 1/2/2024	2,367	2,376	2,362	0.2%
Internap Corp. (c) (p)	Business Services	L+10.00% (11.00%), 5/8/2023	1,995	1,870	1,863	0.1%
Internap Corp. (c) (i) (l) (p)	Business Services	L+6.50% (7.50%), 5/8/2025	5,837	5,837	5,837	0.4%
International Cruise & Excursions, Inc. (c) (i)	Business Services	L+5.25% (6.32%), 6/6/2025	4,976	4,937	4,180	0.3%
IPC Corp. (c) (j)	Software/Services	L+4.50% (5.50%), 8/6/2021	3,784	3,765	3,121	0.2%
Iri Holdings, Inc. (c) (j)	Business Services	L+4.25% (4.61%), 12/1/2025	4,925	4,887	4,802	0.4%
K2 Intelligence Holdings, Inc. (c) (i)	Business Services	L+4.75% (5.75%), 9/23/2024	11,521	11,326	11,331	0.9%
Kahala Ireland OpCo Designated Activity Company (a) (c) (l) (o)	Transportation	L+8.00% (13.00%), 12/22/2028	50,549	50,549	50,549	3.9%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Kaman Distribution Corp. (c) (i)	Industrials	L+5.00% (5.31%), 8/26/2026	$21,390	$19,689	$19,893	1.5%
KidKraft, Inc. (c) (t)	Consumer	L+6.00% (7.44%), 8/15/2022	1,006	50	50	0.0%
KMTEX, LLC (c) (g) (l) (o)	Chemicals	P+2.00% (5.25%), 6/16/2025	669	669	669	0.1%
KMTEX, LLC (c) (l) (o)	Chemicals	P+2.00% (5.25%), 6/16/2025	3,121	3,121	3,121	0.2%
Lakeland Tours, LLC (c) (i) (j)	Education	L+4.25% (5.25%), 12/16/2024	13,100	12,103	9,611	0.7%
Lakeview Health Holdings, Inc. (c) (l) (t)	Healthcare	9.75%, 12/15/2021	135	124	47	0.0%
Lakeview Health Holdings, Inc. (c) (l) (t)	Healthcare	9.75%, 12/15/2021	3,940	2,671	1,379	0.1%
LightSquared, LP (l)	Telecom	L+11.75% (12.75%), 12/7/2020	4,775	4,775	4,211	0.3%
Lionbridge Technologies, Inc. (c) (i)	Business Services	L+6.25% (7.25%), 12/20/2025	10,292	10,198	10,292	0.8%
MCS Acquisition Corp. (c)	Business Services	L+4.75% (5.75%), 5/20/2024	13,973	13,939	5,450	0.4%
MED Parentco, LP (j)	Healthcare	L+4.25% (4.61%), 8/31/2026	1,003	1,003	905	0.1%
MED Parentco, LP (j)	Healthcare	L+4.25% (4.61%), 8/31/2026	5,717	5,666	5,159	0.4%
Medallion Midland Acquisition, LP (j)	Energy	L+3.25% (4.25%), 10/30/2024	3,670	3,664	3,274	0.3%
Medical Depot Holdings, Inc. (c) (i) (l)	Healthcare	L+7.50% (8.50%), 1/3/2023	19,041	18,314	12,243	0.9%
MGTF Radio Company, LLC (c) (o)	Media/Entertainment	L+6.00% (7.00%), 4/1/2024	55,896	55,774	43,990	3.4%
Midwest Can Company, LLC (c)	Paper & Packaging	L+5.75% (6.75%), 3/2/2026	617	617	606	0.0%
Midwest Can Company, LLC (c) (i)	Paper & Packaging	L+5.75% (6.75%), 3/2/2026	17,595	17,263	17,263	1.3%
Mileage Plus Holdings, LLC (a)	Transportation	6.50%, 6/20/2027	1,461	1,437	1,461	0.1%
Mileage Plus Holdings, LLC	Transportation	L+5.25% (6.25%), 6/25/2027	967	948	959	0.1%
Miller Environmental Group, Inc. (c)	Business Services	L+6.50% (7.50%), 3/15/2024	265	265	265	0.0%
Miller Environmental Group, Inc. (c) (i)	Business Services	L+6.50% (7.50%), 3/15/2024	10,536	10,351	10,536	0.8%
Miller Environmental Group, Inc. (c) (i)	Business Services	L+6.50% (7.50%), 3/15/2024	11,521	11,351	11,521	0.9%
Mintz Group, LLC (c)	Business Services	L+5.00% (6.00%), 3/18/2026	105	105	104	0.0%
Mintz Group, LLC (c) (i)	Business Services	L+5.00% (6.00%), 3/18/2026	4,735	4,690	4,690	0.4%
MLN US Holdco, LLC (a) (j)	Technology	L+4.50% (4.68%), 11/28/2025	1,362	1,355	1,107	0.1%
Monitronics International, Inc.	Business Services	L+6.50% (7.75%), 3/29/2024	7,537	7,550	5,709	0.4%
Montreign Operating Company, LLC (c)	Gaming/Lodging	L+2.25% (2.43%), 3/22/2021	7,896	7,845	7,896	0.6%
Mood Media Corp. (c) (i) (t)	Media/Entertainment	L+7.25% (8.25%), 6/28/2022	13,234	13,040	11,348	0.9%
Mood Media Corp. (c) (t)	Media/Entertainment	L+7.25% (8.25%), 6/28/2022	707	692	607	0.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Murray Energy Holdings, Co. (c)	Industrials	L+11.00% (13.00%), 7/31/2020	$2,185	$2,180	$1,529	0.1%
Murray Energy Holdings, Co. (c) (j) (t)	Industrials	L+7.25% (8.70%), 10/17/2022	12,184	9,716	207	0.0%
Muth Mirror Systems, LLC (c)	Technology	L+5.25% (6.25%), 4/23/2025	650	650	578	0.0%
Muth Mirror Systems, LLC (c) (i)	Technology	L+5.25% (7.08%), 4/23/2025	15,618	15,368	13,978	1.1%
National Technical Systems, Inc. (c) (i)	Business Services	L+6.00% (7.43%), 6/14/2021	17,282	17,251	16,590	1.3%
Navitas Midstream Midland Basin, LLC (j)	Energy	L+4.50% (5.50%), 12/13/2024	21,674	18,722	19,371	1.5%
New Amsterdam Software Bidco, LLC (c) (i)	Technology	L+5.00% (6.00%), 5/1/2026	6,103	6,001	6,103	0.5%
New Star Metals, Inc. (c) (i)	Industrials	L+6.00% (7.50%), 6/29/2023	21,982	21,600	20,773	1.6%
NexSteppe, Inc. (c) (l) (o) (t)	Chemicals	12.00%, 9/30/2020	15,846	10,203	—	—%
NexSteppe, Inc. (c) (l) (o) (t)	Chemicals	12.00%, 9/30/2020	2,410	1,750	—	—%
NFE Atlantic Holdings, LLC (a) (c)	Utilities	L+6.25% (7.75%), 1/10/2023	10,764	10,531	10,495	0.8%
NN, Inc. (j)	Industrials	L+5.75% (6.50%), 10/19/2022	9,740	9,196	8,717	0.7%
NN, Inc. (j)	Industrials	L+5.75% (5.93%), 10/19/2022	10,861	10,430	9,721	0.7%
Norvax, LLC (c)	Business Services	L+6.50% (7.50%), 9/12/2025	11,432	11,174	10,936	0.8%
NTM Acquisition Corp. (c) (i)	Media/Entertainment	L+6.25% (7.25%), 6/7/2022	22,595	22,487	20,618	1.6%
Olaplex, Inc. (c)	Consumer	L+6.50% (7.50%), 1/8/2025	1,908	1,908	1,873	0.1%
Olaplex, Inc. (c) (i)	Consumer	L+6.50% (7.50%), 1/8/2026	17,450	17,129	17,129	1.3%
ORG GC Holdings, LLC (c) (i) (t)	Business Services	L+6.75% (7.75%), 7/31/2022	21,624	21,457	20,564	1.6%
PeopLease Holdings, LLC (c) (i)	Business Services	L+9.62% (10.62%), 2/26/2021	20,000	19,973	19,500	1.5%
Perstorp Holding Ab (a) (j)	Chemicals	L+4.75% (5.82%), 2/27/2026	8,913	8,809	7,687	0.6%
PGX Holdings, Inc. (c) (j) (l) (t)	Consumer	L+9.50% (10.50%), 9/29/2023	11,392	10,922	6,550	0.5%
Planet Equity Group, LLC (c)	Business Services	L+5.25% (6.25%), 11/18/2024	1,163	1,163	1,111	0.1%
Planet Equity Group, LLC (c) (i)	Business Services	L+5.25% (6.25%), 11/18/2025	14,866	14,666	14,287	1.1%
PlayPower, Inc. (c) (i)	Industrials	L+5.50% (5.81%), 5/8/2026	25,868	25,542	24,574	1.9%
Premier Dental Services, Inc. (c) (i) (j)	Healthcare	L+5.25% (6.25%), 6/30/2023	32,188	32,053	29,903	2.3%
Premier Global Services, Inc. (c) (j)	Telecom	L+6.50% (7.50%), 6/8/2023	6,491	6,341	4,219	0.3%
PSKW, LLC (c) (i)	Healthcare	L+6.25% (7.25%), 3/9/2026	29,925	29,216	29,177	2.2%
PT Network, LLC (c) (i) (l)	Healthcare	L+7.50% (8.73%), 11/30/2023	16,909	16,842	14,475	1.1%
Questex, Inc. (c)	Media/Entertainment	L+5.00% (6.00%), 9/9/2024	1,292	1,292	1,213	0.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Questex, Inc. (c) (i)	Media/Entertainment	L+5.00% (6.00%), 9/9/2024	$15,908	$15,686	$14,937	1.1%
Red River Technology, LLC (c) (i)	Business Services	L+5.00% (6.00%), 8/30/2024	23,550	23,255	23,550	1.8%
Reddy Ice Corp. (c)	Food & Beverage	L+5.50% (6.70%), 7/1/2025	1,278	1,260	1,239	0.1%
Reddy Ice Corp. (c)	Food & Beverage	L+5.50% (6.50%), 7/1/2024	687	687	667	0.1%
Reddy Ice Corp. (c) (i)	Food & Beverage	L+5.50% (6.70%), 7/1/2025	19,442	18,956	18,907	1.4%
Regionalcare Hospital Partners Holdings, Inc. (j)	Healthcare	L+3.75% (3.93%), 11/14/2025	21,025	20,767	19,614	1.5%
REP TEC Intermediate Holdings, Inc. (c) (i)	Software/Services	L+6.50% (7.50%), 6/19/2025	7,015	6,806	6,805	0.5%
Resco Products, Inc. (c)	Industrials	L+6.25% (6.43%), 9/5/2020	10,000	10,000	9,200	0.7%
Safety Products/JHC Acquisition Corp. (c) (j)	Industrials	L+4.50% (5.57%), 6/28/2026	17,628	17,488	16,147	1.2%
Safety Products/JHC Acquisition Corp. (c) (j)	Industrials	L+4.50% (5.57%), 6/28/2026	953	953	873	0.1%
Schenectady International Group, Inc. (j)	Chemicals	L+4.75% (4.93%), 10/15/2025	21,618	21,232	20,321	1.6%
SCIH Salt Holdings, Inc. (i)	Industrials	L+4.50% (5.50%), 3/16/2027	24,975	24,733	24,309	1.9%
SFR Group, SA (a) (i) (j)	Telecom	L+4.00% (4.18%), 8/14/2026	12,902	12,805	12,372	0.9%
Shields Health Solutions Holdings, LLC (c) (i)	Healthcare	L+5.00% (5.18%), 8/19/2026	6,928	6,867	6,928	0.5%
SitusAMC Holdings Corp. (c)	Financials	L+4.75% (5.75%), 6/30/2025	752	741	742	0.1%
SitusAMC Holdings Corp. (c) (i)	Financials	L+4.75% (5.75%), 6/30/2025	8,444	8,337	8,333	0.6%
Skillsoft Corp.	Technology	L+7.50% (8.50%), 9/17/2020	850	805	850	0.1%
Skillsoft Corp. (j) (t)	Technology	P+5.75% (9.00%), 4/28/2021	14,153	13,665	8,608	0.7%
Sotera Health Holdings, LLC (j)	Healthcare	L+4.50% (5.50%), 12/11/2026	2,500	2,402	2,437	0.2%
Squan Holding Corp. (c) (l)	Telecom	L+8.00% (9.00%), 9/30/2020	16,010	15,845	15,689	1.2%
SSH Group Holdings, Inc. (j)	Education	L+4.25% (4.56%), 7/30/2025	10,681	10,653	9,880	0.8%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (8.00%), 3/29/2023	4,744	4,668	4,649	0.4%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (8.00%), 3/29/2023	8,284	8,194	8,127	0.6%
Tax Defense Network, LLC (c) (l) (p) (t)	Consumer	L+6.00% (10.00%), 9/30/2021	32,134	21,646	4,820	0.4%
Tax Defense Network, LLC (c) (l) (p) (t)	Consumer	L+6.00% (10.00%), 9/30/2021	5,704	3,833	856	0.1%
Tax Defense Network, LLC (c) (l) (p) (t)	Consumer	10.00%, 9/30/2021	3,150	2,986	3,150	0.2%
The Dun & Bradstreet Corp. (j)	Business Services	L+4.00% (4.18%), 2/6/2026	9,975	9,814	9,701	0.7%
Tillamook Country Smoker, LLC (c)	Food & Beverage	L+5.75% (7.19%), 5/19/2022	2,157	2,157	2,124	0.2%
Tillamook Country Smoker, LLC (c) (i)	Food & Beverage	L+5.75% (6.75%), 5/19/2022	9,988	9,931	9,838	0.8%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Tivity Health, Inc. (a) (j)	Healthcare	L+4.25% (4.43%), 3/8/2024	$1,591	$1,579	$1,427	0.1%
Tivity Health, Inc. (a) (j)	Healthcare	L+5.25% (5.43%), 3/6/2026	4,333	4,245	3,881	0.3%
Trademark Global, LLC (c) (l)	Consumer	L+8.00% (9.00%), 10/31/2022	1,923	1,916	1,788	0.1%
Traverse Midstream Partners, LLC (j)	Energy	L+4.00% (5.00%), 9/27/2024	16,140	15,806	13,376	1.0%
Trilogy International Partners, LLC (a)	Telecom	8.88%, 5/1/2022	14,875	14,844	13,271	1.0%
United States Steel Corp. (a)	Industrials	12.00%, 6/1/2025	990	938	1,015	0.1%
University of St. Augustine Acquisition Corp. (c) (i)	Education	L+4.25% (5.25%), 2/2/2026	23,883	23,406	23,883	1.8%
Vantage Mobility International, LLC (c) (l) (p) (t)	Transportation	L+6.00% (7.00%), 6/30/2023	198	196	169	0.0%
Veritext Corp. (c) (i)	Business Services	L+3.50% (3.68%), 8/1/2025	4,950	4,950	4,727	0.4%
Verscend Holding Corp. (j)	Healthcare	L+4.50% (4.68%), 8/27/2025	774	761	746	0.1%
Vertex Aerospace Services Corp. (c) (i)	Industrials	L+4.50% (4.68%), 6/30/2025	8,682	8,650	8,681	0.7%
Von Drehle Corp. (c) (i)	Paper & Packaging	L+5.75% (6.75%), 3/6/2023	12,894	12,785	12,894	1.0%
Vyaire Medical, Inc. (j)	Healthcare	L+4.75% (6.20%), 4/16/2025	7,952	7,733	6,571	0.5%
WaterBridge Midstream Operating, LLC (j)	Energy	L+5.75% (6.75%), 6/22/2026	13,839	13,587	11,261	0.9%
WMK, LLC (c)	Business Services	L+5.75% (6.75%), 9/5/2025	2,597	2,588	2,535	0.2%
WMK, LLC (c)	Business Services	L+5.75% (6.75%), 9/5/2025	358	354	355	0.0%
WMK, LLC (c)	Business Services	L+5.75% (7.06%), 9/5/2024	1,745	1,745	1,686	0.1%
WMK, LLC (c) (i)	Business Services	L+5.75% (7.06%), 9/5/2025	19,206	18,922	18,572	1.4%
YummyEarth, Inc. (c)	Food & Beverage	L+7.00% (8.00%), 8/1/2025	2,626	2,625	2,626	0.2%
Sub Total Senior Secured First Lien Debt				$1,741,585	$1,574,943	120.8%

Senior Secured Second Lien Debt - 16.7% (b)
Accentcare, Inc. (c) (i)	Healthcare	L+8.75% (8.93%), 6/21/2027	$17,795	$17,407	$16,710	1.3%
Anchor Glass Container Corp. (c)	Paper & Packaging	L+7.75% (9.14%), 12/6/2024	20,000	19,845	7,000	0.5%
Astro AB Merger Sub, Inc. (a) (c) (i)	Financials	L+7.50% (8.50%), 4/28/2023	7,758	7,758	7,719	0.6%
Avatar Purchaser, Inc. (c) (j)	Software/Services	L+7.50% (8.64%), 11/17/2025	11,716	11,480	11,165	0.8%
Aveanna Healthcare, LLC (c)	Healthcare	L+8.00% (9.00%), 3/17/2025	15,000	14,866	12,045	0.9%
Baker Hill Acquisition, LLC (c)	Financials	L+11.00% (12.44%), 3/22/2021	3,017	1,508	1,584	0.1%
Baker Hill Acquisition, LLC (c)	Financials	L+11.00% (12.44%), 3/22/2021	447	429	447	0.0%
BrandMuscle Holdings, Inc. (c)	Business Services	L+8.50% (9.93%), 6/1/2022	24,500	24,354	23,091	1.8%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
Carlisle FoodService Products, Inc. (c) (i)	Consumer	L+7.75% (8.75%), 3/20/2026		$10,719	$10,566	$10,280	0.8%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (t)	Media/Entertainment	L+8.25% (9.25%), 7/10/2023		9,177	8,961	918	0.1%
Dentalcorp Perfect Smile, ULC (a) (c)	Healthcare	L+7.50% (8.50%), 6/8/2026		10,139	10,062	10,098	0.8%
Dimora Brands, Inc. (c)	Consumer	L+8.50% (9.50%), 8/25/2025		4,464	4,463	4,464	0.3%
Edelman Financial Services, LLC (a) (j)	Financials	L+6.75% (6.93%), 7/20/2026		8,852	8,836	8,039	0.6%
Hyland Software, Inc. (i)	Technology	L+7.00% (7.75%), 7/7/2025		6,904	6,928	6,789	0.5%
ICP Industrial, Inc. (c)	Chemicals	L+8.25% (8.64%), 5/3/2024		5,588	5,587	4,848	0.4%
MLN US Holdco, LLC (a) (c) (i)	Technology	L+8.75% (8.93%), 11/30/2026		3,000	2,952	1,992	0.2%
Northstar Financial Services Group, LLC (c)	Financials	L+7.50% (8.25%), 5/25/2026		2,666	2,656	2,666	0.2%
PetVet Care Centers, LLC (c)	Healthcare	L+6.25% (6.43%), 2/13/2026		3,539	3,526	3,323	0.2%
PI US Holdco III, Ltd. (a) (c)	Financials	L+7.25% (8.32%), 12/22/2025		7,865	7,805	7,314	0.6%
ProAmpac, LLC (c)	Paper & Packaging	L+8.50% (9.50%), 11/18/2024		3,352	3,351	2,950	0.2%
Project Boost Purchaser, LLC (c)	Business Services	L+8.00% (8.18%), 5/31/2027		1,848	1,848	1,791	0.1%
QuickBase, Inc. (c)	Technology	L+8.00% (8.18%), 4/2/2027		7,484	7,358	7,353	0.6%
Recess Holdings, Inc. (c) (i)	Industrials	L+7.75% (8.75%), 9/29/2025		16,134	15,950	14,843	1.1%
Renaissance Holding Corp. (c)	Software/Services	L+7.00% (7.76%), 5/29/2026		8,456	8,330	7,864	0.6%
River Cree Enterprises, LP (a) (c) (m)	Gaming/Lodging	10.00%, 5/17/2025	CAD	21,275	16,439	12,537	1.0%
SSH Group Holdings, Inc. (c) (i)	Education	L+8.25% (8.56%), 7/30/2026		10,122	10,045	9,717	0.7%
St. Croix Hospice Acquisition Corp. (c)	Healthcare	L+8.75% (9.75%), 3/29/2024		2,056	1,991	2,056	0.2%
TIBCO Software, Inc.	Technology	L+7.25% (7.43%), 3/3/2028		13,020	12,957	12,475	1.0%
Travelpro Products, Inc. (a) (c) (l)	Consumer	13.00%, 11/1/2022		2,417	2,417	2,097	0.2%
Travelpro Products, Inc. (a) (c) (l) (m)	Consumer	13.00%, 11/21/2022	CAD	2,800	2,150	1,779	0.1%
Vantage Mobility International, LLC (c) (l) (p) (t)	Transportation	L+6.00% (7.00%), 6/30/2023		3,010	2,743	2,559	0.2%
Sub Total Senior Secured Second Lien Debt					$255,568	$218,513	16.7%

Subordinated Debt - 9.2% (b)
Captek Softgel International, Inc. (c) (l) (t)	Health/Fitness	11.50%, 1/30/2023		$7,126	$7,071	$5,345	0.4%
Del Real, LLC (c) (l) (t)	Food & Beverage	14.50%, 4/1/2023		3,273	3,131	2,762	0.2%
DoorDash, Inc. (c) (l)	Technology	10.00%, 3/1/2025		23,171	22,858	22,849	1.7%
Gdb Debt Recovery Authority Of Commonwealth Puerto Rico (a) (l)	Financials	7.50%, 8/20/2040		13,175	9,815	8,618	0.7%
HemaSource, Inc. (c) (x)	Healthcare	11.00%, 1/1/2024		2,235	2,162	2,123	0.2%
HTC Borrower, LLC (c) (l)	Consumer	13.00%, 9/1/2020		5,492	5,471	5,492	0.4%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Park Ave RE Holdings, LLC (c) (l) (o) (w)	Financials	13.00%, 12/31/2021	$37,237	$37,237	$37,237	2.9%
PCX Aerostructures, LLC (c) (l) (p)	Industrials	6.00%, 8/9/2021	7,995	6,182	9,579	0.7%
Siena Capital Finance, LLC (c) (o)	Financials	12.50%, 5/15/2024	25,500	25,492	25,500	2.0%
Sub Total Subordinated Debt				$119,419	$119,505	9.2%

Collateralized Securities - 7.3% (b)
Collateralized Securities - Debt Investment
Anchorage Credit Opportunities CLO, LLC 19-1A D (a) (c)	Diversified Investment Vehicles	L+5.10% (6.51%), 1/20/2032	$3,000	$2,888	$2,785	0.2%
Avery Point CLO, Ltd. 15-6A E1 (a) (c)	Diversified Investment Vehicles	L+5.50% (6.04%), 8/6/2027	3,500	3,179	2,612	0.2%
Babson CLO, Ltd. 19-4A E (a) (c)	Diversified Investment Vehicles	L+7.39% (9.00%), 1/15/2033	1,500	1,399	1,375	0.1%
Catamaran CLO, Ltd. 16-1A D (a) (c)	Diversified Investment Vehicles	L+6.65% (7.79%), 1/18/2029	7,250	7,065	6,097	0.5%
Crown Point CLO, Ltd. 2019-8A E (a) (c)	Diversified Investment Vehicles	L+7.10% (8.24%), 10/20/2032	4,000	3,803	3,666	0.3%
Dryden Senior Loan Fund 17-49A E (a) (c)	Diversified Investment Vehicles	L+6.30% (7.44%), 7/18/2030	3,000	2,895	2,435	0.2%
Dryden Senior Loan Fund 2014-36A ER2 (a) (c)	Diversified Investment Vehicles	L+6.88% (8.10%), 4/15/2029	2,000	1,950	1,682	0.1%
Eaton Vance CDO, Ltd. 15-1A FR (a) (c)	Diversified Investment Vehicles	L+7.97% (9.11%), 1/20/2030	2,000	1,809	1,391	0.1%
Greywolf CLO, Ltd. 20-3RA ER (a) (c)	Diversified Investment Vehicles	L+8.74% (9.84%), 4/15/2033	1,000	932	693	0.1%
ICG US CLO, Ltd. 15-2RA D (a) (c)	Diversified Investment Vehicles	L+6.99% (8.39%), 1/17/2033	1,500	1,427	1,038	0.1%
Jamestown CLO, Ltd. 2020-15A E (a) (c)	Diversified Investment Vehicles	L+7.00% (7.77%), 4/15/2033	2,000	1,902	1,825	0.1%
KKR Financial CLO, Ltd. 27A E (a) (c)	Diversified Investment Vehicles	L+6.90% (8.12%), 10/15/2032	1,250	1,191	1,074	0.1%
LCM, Ltd. Partnership 16A ER2 (a) (c)	Diversified Investment Vehicles	L+6.38% (7.60%), 10/15/2031	2,500	2,315	2,066	0.2%
Madison Park Funding, Ltd. 16-21A DR (a) (c)	Diversified Investment Vehicles	L+7.56% (8.78%), 10/15/2032	2,000	1,886	1,660	0.1%
Madison Park Funding, Ltd. 19-35A E (a) (c)	Diversified Investment Vehicles	L+6.75% (7.89%), 4/20/2031	2,000	1,947	1,827	0.1%
Medalist Partners Corporate Finance CLO, Ltd. 20-1A D (a) (c)	Diversified Investment Vehicles	L+7.49% (9.12%), 4/17/2033	3,000	2,854	2,310	0.2%
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (p) (t)	Diversified Investment Vehicles	L+11.00% (11.99%), 4/25/2031	4,750	4,554	3,445	0.3%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (p) (t)	Diversified Investment Vehicles	L+7.50% (8.64%), 1/20/2027	10,728	9,626	5,050	0.4%
OCP CLO, Ltd. 14-5A DR (a) (c)	Diversified Investment Vehicles	L+5.70% (6.69%), 4/26/2031	2,200	2,066	1,815	0.1%
OCP CLO, Ltd. 2019-17A E (a) (c)	Diversified Investment Vehicles	L+6.66% (7.80%), 7/20/2032	3,000	2,917	2,792	0.2%
Pikes Peak CLO 19-3A E (a) (c)	Diversified Investment Vehicles	L+6.86% (7.85%), 4/25/2030	3,000	2,857	2,759	0.2%
Sound Point CLO, Ltd. 17-1A E (a) (c)	Diversified Investment Vehicles	L+5.96% (7.00%), 1/23/2029	4,000	3,774	2,947	0.2%
Sound Point CLO, Ltd. 18-3A D (a) (c)	Diversified Investment Vehicles	L+5.79% (6.78%), 10/26/2031	1,000	913	771	0.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Sound Point CLO, Ltd. 19-3A E (a) (c)	Diversified Investment Vehicles	L+7.31% (8.30%), 10/25/2032	$3,000	$2,915	$2,668	0.2%
Sound Point CLO, Ltd. 2015-3A ER (a) (c)	Diversified Investment Vehicles	L+5.25% (6.39%), 1/20/2028	2,000	1,889	1,511	0.1%
Symphony CLO, Ltd. 2012-9A ER2 (a) (c)	Diversified Investment Vehicles	L+6.95% (8.13%), 7/16/2032	3,000	2,945	2,167	0.2%
TCW CLO 2019-1 AMR, Ltd. 19-1A F (a) (c)	Diversified Investment Vehicles	L+8.67% (9.06%), 2/15/2029	2,500	2,402	2,038	0.1%
Tralee CLO, Ltd. 13-1A DR (a) (c)	Diversified Investment Vehicles	L+4.18% (5.32%), 7/20/2029	2,500	2,294	2,117	0.2%
Wellfleet CLO, Ltd. 20-1A D (a) (c)	Diversified Investment Vehicles	L+7.24% (8.01%), 4/15/2033	3,000	2,912	2,729	0.2%
Whitehorse, Ltd. 2014-1A E (a) (c) (p) (t)	Diversified Investment Vehicles	L+4.55% (5.24%), 5/1/2026	8,000	7,728	3,794	0.3%
Zais CLO 13, Ltd. 19-13A D1 (a) (c)	Diversified Investment Vehicles	L+4.52% (5.74%), 7/15/2032	3,000	2,860	2,363	0.2%
Collateralized Securities - Equity Investment (n)
CVP Cascade CLO, Ltd. 2013-CLO1 Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 1/16/2026	$3,243	$98	$—	—%
CVP Cascade CLO, Ltd. 2014-2A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 7/18/2026	3,755	452	—	—%
Figueroa CLO, Ltd. 2014-1A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 1/15/2027	2,986	312	—	—%
MidOcean Credit CLO 2013-2A INC (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 1/29/2030	37,600	15,829	5,047	0.4%
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	10.35%, 4/25/2031	31,603	19,121	16,163	1.2%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 1/20/2027	31,575	6,285	—	—%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 3/20/2025	1,970	263	—	—%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026	1,886	134	—	—%
Whitehorse, Ltd. 2014-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 5/1/2026	36,000	6,965	—	—%
Sub Total Collateralized Securities				$141,553	$94,712	7.3%

Equity/Other - 16.1% (b) (d)
Aden & Anais Holdings, Inc. (c) (e) (x)	Retail		4,470	$—	$—	—%
Answers Corp. (c) (p)	Media/Entertainment		908,911	11,362	727	0.1%
Baker Hill Acquisition, LLC (c) (e)	Financials		22,653	—	—	—%
Capstone Nutrition Development, LLC (c) (e) (p) (u)	Consumer		47,883	4,598	4,309	0.3%
Captek Softgel International, Inc. (c) (e) (x)	Health/Fitness		8,498	942	—	—%
Clover Technologies Group, LLC (c) (e) (j)	Industrials		2,753	275	275	0.0%
Clover Technologies Group, LLC (c) (e) (j)	Industrials		180,274	1,153	8	0.0%
CRD Holdings, LLC (c) (o) (u)	Energy	9.00%	52,285,603	22,069	21,082	1.6%
CRS-SPV, Inc. (c) (e) (o)	Industrials		246	2,219	1,614	0.1%
Danish CRJ, Ltd. (a) (c) (e) (p) (r)	Transportation		5,002	—	—	—%
Data Source Holdings, LLC (c) (e)	Business Services		10,617	140	203	0.0%
Del Real, LLC (c) (e) (u)	Food & Beverage		670,510	382	—	—%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Dyno Acquiror, Inc. (c) (e)	Consumer		134,102	$58	$80	0.0%
First Eagle Greenway Fund II, LLC (a) (p)	Diversified Investment Vehicles		5,374	5,374	1,797	0.1%
Foresight Energy Operating, LLC (c) (e) (p) (u)	Industrials		84,298	1,105	1,105	0.1%
HemaSource, Inc. (c) (e) (x)	Healthcare		223,503	168	168	0.0%
ICP Industrial, Inc. (c) (e)	Chemicals		288	279	322	0.0%
Integrated Efficiency Solutions, Inc. (c) (e)	Industrials		53,215	56	—	—%
Integrated Efficiency Solutions, Inc. (c) (e)	Industrials		2,975	3	—	—%
Internap Corp (c) (e) (p)	Business Services		1,293,189	543	543	0.0%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (h) (o)	Transportation		1	—	51,952	4.0%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (h) (o)	Transportation		3,250,000	2,795	3,250	0.3%
Kahala US OpCo, LLC (a) (c) (e) (k) (o)	Transportation	13.00%	4,413,472	—	—	—%
KidKraft, Inc. (c) (e) (u)	Consumer		2,682,257	—	—	—%
KMTEX, LLC (c) (e) (o) (u)	Chemicals		4,162,000	2,793	2,793	0.2%
KMTEX, LLC (c) (e) (o) (u)	Chemicals		442,000	—	—	—%
Lakeview Health Holdings, Inc. (c) (e)	Healthcare		447	—	—	—%
MGTF Holdco, LLC (c) (e) (o) (u)	Media/Entertainment		330,000	—	—	—%
Mood Media Corp. (c) (e)	Media/Entertainment		121,021	27	—	—%
Motor Vehicle Software Corp. (c) (x)	Business Services		223,503	318	201	0.0%
New Constellis Holdings Inc. (c) (e)	Business Services		2,316	67	67	0.0%
NexSteppe, Inc. (c) (e) (o)	Chemicals		237,239,694	737	—	—%
NMFC Senior Loan Program I, LLC (a) (o)	Diversified Investment Vehicles		50,000	50,000	38,655	3.0%
Nomacorc, LLC (c) (e) (u)	Industrials		356,816	56	79	0.0%
Park Ave RE Holdings, LLC (c) (e) (o) (w)	Financials		719	2,415	5,278	0.4%
PCX Aerostructures, LLC (c) (e) (p)	Industrials		27,250	—	—	—%
PCX Aerostructures, LLC (c) (e) (p)	Industrials		1,356	—	—	—%
PCX Aerostructures, LLC (c) (e) (p)	Industrials		315	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (p)	Diversified Investment Vehicles		8,739	8,739	8,732	0.7%
PT Network, LLC (c) (e) (u)	Healthcare		3	—	—	—%
RMP Group, Inc. (c) (u)	Financials		223	164	232	0.0%
Schweiger Dermatology Group, LLC (c) (e) (u)	Healthcare		265,024	—	—	—%
Siena Capital Finance, LLC (c) (o)	Financials		35,839,400	36,549	29,747	2.3%
Smile Brands, Inc. (c) (e)	Healthcare		712	815	798	0.1%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
Squan Holding Corp. (c) (e)	Telecom		8,962	—	4,500	0.3%
St. Croix Hospice Acquisition Corp. (c) (e)	Healthcare		112	—	31	0.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
St. Croix Hospice Acquisition Corp. (c) (e)	Healthcare		112	$64	$139	0.0%
SYNACOR, Inc. (e) (s)	Technology		59,785	—	68	0.0%
Tap Rock Resources, LLC (c) (e) (g) (p) (u)	Energy		18,356,442	15,376	16,337	1.3%
Tax Advisors Group, LLC (c) (u)	Financials		86	609	755	0.1%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		633,382	—	—	—%
Team Waste, LLC (c) (p) (u)	Industrials		128,483	2,569	2,570	0.2%
Tennenbaum Waterman Fund, LP (a) (p)	Diversified Investment Vehicles		10,000	10,000	8,692	0.7%
Travelpro Products, Inc. (a) (c) (e)	Consumer		447,007	506	172	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		4,206	31	15	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		99,236	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		39,769	132	21	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		223	35	9	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		490	490	94	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		139	139	278	0.0%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		1,468,221	—	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		391,131	—	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		3,280,908	3,140	—	—%
Women's Marketing, Inc. (c) (e)	Media/Entertainment		3,643	—	—	—%
World Business Lenders, LLC (c) (e)	Financials		922,669	3,750	2,168	0.2%
WPNT, LLC (c) (e) (o) (u)	Media/Entertainment		330,000	—	—	—%
WSO Holdings, LP (c) (e)	Food & Beverage		698	279	—	—%
Wythe Will Tzetzo, LLC (c) (e) (u)	Food & Beverage		22,312	302	—	—%
YummyEarth, Inc. (c) (e)	Food & Beverage		223	—	—	—%
Sub Total Equity/Other				$194,058	$209,866	16.1%

TOTAL INVESTMENTS - 170.1% (b)				$2,452,183	$2,217,539	170.1%
Forward foreign currency contracts:

Counterparty	Contract to Deliver	In Exchange For	Maturity Date	Unrealized Depreciation
Goldman Sachs International	CAD 21,807	$15,564	8/7/2020	$(465)
_____________

(a)
All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Qualifying assets represent 82.9% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.

(b)	Percentages are based on net assets as of June 30, 2020.

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

(d)	All amounts are in thousands except share amounts.

(e)	Non-income producing at June 30, 2020.

(f)	The Company has various unfunded commitments to portfolio companies. Please refer to Note 7 - Commitments and Contingencies for details of these unfunded commitments.

(g)	The commitment related to this investment is discretionary.

(h)
The Company's investment is held through the consolidated subsidiary, Kahala Aviation Holdings, LLC, which owns 100% of the equity of the operating company, Kahala Ireland OpCo Designated Activity Company.

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

(l)	For the three months ended June 30, 2020, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind (“PIK”):
June 30, 2020 (Unaudited)

Portfolio Company	Investment Type	Cash	PIK	All-in Rate	PIK earned for the three months ended June 30, 2020
Boston Market Corp.	Senior Secured First Lien Debt	—%	5.00%	5.00%	$—
CDHA Holdings, LLC	Senior Secured First Lien Debt	6.75%	1.00%	7.75%	—
CDHA Holdings, LLC	Senior Secured First Lien Debt	6.75%	1.00%	7.75%	1
CDHA Holdings, LLC	Senior Secured First Lien Debt	6.75%	1.00%	7.75%	10
Foresight Energy Operating, LLC	Senior Secured First Lien Debt	—%	9.50%	9.50%	—
Gold Standard Baking, Inc.	Senior Secured First Lien Debt	5.50%	2.00%	7.50%	16
Integral Ad Science, Inc.	Senior Secured First Lien Debt	7.00%	1.25%	8.25%	49
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	8.00%	3.00%	11.00%	—
Internap Corp.	Senior Secured First Lien Debt	4.00%	3.50%	7.50%	18
Kahala Ireland OpCo Designated Activity Company	Senior Secured First Lien Debt	13.00%	—%	13.00%	—
KMTEX, LLC	Senior Secured First Lien Debt	5.25%	—%	5.25%	—
KMTEX, LLC	Senior Secured First Lien Debt	5.25%	—%	5.25%	—
Lakeview Health Holdings, Inc.	Senior Secured First Lien Debt	—%	9.75%	9.75%	—
Lakeview Health Holdings, Inc.	Senior Secured First Lien Debt	—%	9.75%	9.75%	—
LightSquared, LP	Senior Secured First Lien Debt	—%	12.75%	12.75%	175
Medical Depot Holdings, Inc.	Senior Secured First Lien Debt	6.50%	2.00%	8.50%	96
NexSteppe, Inc.	Senior Secured First Lien Debt	—%	12.00%	12.00%	—
NexSteppe, Inc.	Senior Secured First Lien Debt	—%	12.00%	12.00%	—
PGX Holdings, Inc.	Senior Secured First Lien Debt	6.25%	4.25%	10.50%	—
PT Network, LLC	Senior Secured First Lien Debt	6.73%	2.00%	8.73%	85
Squan Holding Corp.	Senior Secured First Lien Debt	8.00%	1.00%	9.00%	41
Tax Defense Network, LLC	Senior Secured First Lien Debt	—%	10.00%	10.00%	—
Tax Defense Network, LLC	Senior Secured First Lien Debt	—%	10.00%	10.00%	—
Tax Defense Network, LLC	Senior Secured First Lien Debt	—%	10.00%	10.00%	—
Trademark Global, LLC	Senior Secured First Lien Debt	7.00%	2.00%	9.00%	3
Vantage Mobility International, LLC	Senior Secured First Lien Debt	—%	7.00%	7.00%	—
Travelpro Products, Inc.	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%	—
Travelpro Products, Inc.	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%	—
Vantage Mobility International, LLC	Senior Secured Second Lien Debt	—%	7.00%	7.00%	—
Vital Proteins, LLC	Senior Secured Second Lien Debt	7.50%	4.50%	12.00%	130
Captek Softgel International, Inc.	Subordinated Debt	10.00%	1.50%	11.50%	—
Del Real, LLC	Subordinated Debt	11.75%	2.75%	14.50%	123
DoorDash, Inc.	Subordinated Debt	—%	10.00%	10.00%	646
Dyno Acquiror, Inc.	Subordinated Debt	10.50%	1.50%	12.00%	1
Gdb Debt Recovery Authority Of Commonwealth Puerto Rico	Subordinated Debt	7.50%	—%	7.50%	—
HTC Borrower, LLC	Subordinated Debt	10.00%	3.00%	13.00%	41
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%	—
PCX Aerostructures, LLC	Subordinated Debt	6.00%	—%	6.00%	—
Total					$1,435

(m)	The principal amount (par amount) is denominated in Canadian Dollars or CAD.

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

(q)	Unless otherwise indicated, all investments in the consolidated schedule of investments are non-affiliated, non-controlled investments.

(r)	The Company's investment is held through the Consolidated Holding Company, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.

(s)	The investment is not a restricted security. All other securities are restricted securities.

(t)	The investment is on non-accrual status as of June 30, 2020.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

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

(x)
The investment is held through BSP TCAP Acquisition Holdings LP which, as further outlined in Note 1, is an affiliated acquisition entity utilized for the Triangle Transaction. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of June 30, 2020.

(y)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at June 30, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

June 30, 2020
(Unaudited)
The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2020:

	At June 30, 2020
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$330,234	14.9%
Healthcare	305,545	13.8%
Industrials	300,119	13.5%
Financials	170,099	7.7%
Diversified Investment Vehicles	152,588	6.9%
Technology	134,229	6.0%
Energy	123,118	5.5%
Transportation	122,028	5.5%
Media/Entertainment	117,713	5.3%
Food & Beverage	89,813	4.0%
Consumer	68,027	3.1%
Telecom	63,469	2.9%
Software/Services	61,593	2.8%
Education	53,091	2.4%
Paper & Packaging	41,248	1.9%
Chemicals	39,761	1.8%
Gaming/Lodging	27,032	1.2%
Utilities	12,487	0.6%
Health/Fitness	5,345	0.2%
Retail	—	—%
Total	$2,217,539	100.0%

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Black Mountain Sand, LLC (c)	Energy	L+9.00% (10.91%), 11/30/2021	$13,050	$12,946	$12,854	0.9%
Black Mountain Sand, LLC (c)	Energy	L+9.00% (11.10%), 11/30/2021	12,606	12,516	12,417	0.9%
BMC Software Finance, Inc. (j)	Technology	L+4.25% (6.05%), 10/2/2025	22,013	21,831	21,741	1.5%
Bomgar Corp. (j)	Technology	L+4.00% (5.93%), 4/18/2025	1,962	1,955	1,911	0.1%
BrightSpring Health Holdings Corp. (j)	Healthcare	L+4.50% (6.21%), 3/5/2026	4,975	4,939	4,997	0.3%
California Resources Corp. (a) (j)	Energy	L+4.75% (6.55%), 12/30/2022	12,259	12,110	10,926	0.7%
CareCentrix, Inc. (i) (j)	Healthcare	L+4.50% (6.44%), 4/3/2025	19,856	19,783	19,807	1.4%
CCW, LLC (c)	Food & Beverage	L+7.00% (8.81%), 3/22/2021	1,300	1,300	1,235	0.1%
CCW, LLC (c) (i)	Food & Beverage	L+7.00% (8.81%), 3/22/2021	26,725	26,608	25,389	1.7%
CDHA Holdings, LLC (c)	Healthcare	L+6.00% (7.95%), 8/24/2023	430	430	430	0.0%
CDHA Holdings, LLC (c)	Healthcare	L+6.00% (7.95%), 8/24/2023	553	546	553	0.0%
CDHA Holdings, LLC (c) (i)	Healthcare	L+6.00% (7.95%), 8/24/2023	15,601	15,430	15,601	1.1%
CDS U.S. Intermediate Holdings, Inc. (a) (i) (j)	Media/Entertainment	L+3.75% (5.69%), 7/8/2022	3,980	3,905	3,775	0.3%
Chloe Ox Parent, LLC (i)	Healthcare	L+4.50% (6.44%), 12/23/2024	11,478	11,394	11,406	0.8%
Clarion Events, Ltd. (a) (j)	Business Services	L+5.00% (6.91%), 9/30/2024	10,393	10,233	10,172	0.7%
Clover Technologies Group, LLC (c) (j)	Industrials	L+6.50% (8.30%), 5/8/2020	8,603	8,598	2,882	0.2%
CLP Health Services, Inc. (i)	Healthcare	L+5.00% (6.80%), 12/31/2026	9,480	9,338	9,409	0.6%
Cold Spring Brewing, Co. (c) (i)	Food & Beverage	L+4.75% (6.55%), 12/19/2025	9,888	9,789	9,789	0.7%
Community Care Health Network, LLC (j)	Healthcare	L+4.75% (6.55%), 2/17/2025	5,076	5,062	4,999	0.3%
CONSOL Energy, Inc. (a) (c) (j)	Industrials	L+4.50% (6.30%), 9/27/2024	4,120	4,102	3,794	0.3%
Conterra Ultra Broadband, LLC (c) (j)	Telecom	L+4.50% (6.30%), 4/30/2026	5,009	4,987	5,009	0.3%
Corfin Industries, LLC (c) (i)	Industrials	L+5.50% (7.43%), 2/15/2024	8,486	8,369	8,486	0.6%
Crown Subsea Communications Holding, Inc. (c) (j)	Industrials	L+6.00% (7.69%), 11/3/2025	3,328	3,300	3,328	0.2%
CRS-SPV, Inc. (c) (o)	Industrials	L+4.50% (6.30%), 3/8/2020	62	62	62	0.0%
Digicel Group, Ltd. (a)	Telecom	8.75%, 5/25/2024	10,607	10,556	10,342	0.7%
Dynasty Acquisition Co., Inc. (j)	Industrials	L+4.00% (5.94%), 4/6/2026	3,871	3,857	3,895	0.3%
Dynasty Acquisition Co., Inc. (j)	Industrials	L+4.00% (5.94%), 4/6/2026	2,081	2,074	2,094	0.1%
Eagle Rx, LLC (c) (i)	Healthcare	L+4.75% (6.44%), 12/31/2021	26,438	26,435	26,438	1.8%
Envision Healthcare Corp. (j)	Healthcare	L+3.75% (5.55%), 10/10/2025	3,970	3,806	3,376	0.2%

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
For the period ended June 30, 2020
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
On February 1, 2019, Franklin Resources, Inc. (“FRI”) and Templeton International, Inc. (collectively with FRI, “Franklin Templeton”) acquired BSP, including BSP’s 100% ownership interest in the Adviser (the “FT Transaction”).
During the six months ended June 30, 2020, the Company invested approximately $363.3 million in portfolio companies to contribute to the support of their business objectives of which some were contractually obligated. See Note 7 - Commitments and Contingencies. As of June 30, 2020, the Company held investments in loans it made to investee companies with aggregate principal amounts of $2,183.9 million. The details of such investments have been disclosed on the consolidated schedule of investments as well as in Note 3 - Fair Value of Financial Instruments. In addition to providing loans to investee companies, from time to time the Company may assist investee companies in securing financing from other sources by introducing such investee companies to sponsors or other lending institutions.
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
On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. As of June 30, 2020, the Company had issued 227.9 million shares of common stock for gross proceeds of $2.3 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of June 30, 2020, the Company had repurchased a cumulative 27.9 million shares of common stock through its share repurchase program for payments of $239.5 million.
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
For the period ended June 30, 2020
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
Prior to September 30, 2019, in conjunction with the consolidation of subsidiaries, the Company had recognized non-controlling interests attributable to third party ownership in the following Consolidated Holding Companies: Kahala Aviation Holdings, LLC, Kahala Aviation US, Inc., and Kahala LuxCo S.A.R.L. On September 30, 2019, the Company entered an agreement to purchase the third party ownership of Kahala Aviation Holdings LLC, which in turn owns 100% of the equity of Kahala Aviation US, Inc. and Kahala LuxCo S.A.R.L. As a result of this agreement, the company owns 100% of the equity of Kahala Aviation Holdings LLC, Kahala Aviation US, Inc, and Kahala LuxCo S.A.R.L, and therefore no longer recognizes a non-controlling interest in these Consolidated Holding Companies. Effective in the current period, the Kahala LuxCo S.A.R.L. entity was liquidated. See Note 9 - Common Stock for detail of the activity attributable to non-controlling interests.
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
For the period ended June 30, 2020
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
For the period ended June 30, 2020
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
Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. For the periods ended June 30, 2020 and 2019, the Company did not incur any offering costs.
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
Distributions
The Company’s Board of Directors authorizes and declares cash distributions payable on a quarterly basis to stockholders of record on each record date. The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates and accrues distributions on the date the Company accepts a subscription for shares of the Company’s common stock. The distributions are payable by the fifth day following each record date. From time to time, the Company may also pay interim distributions, including capital gains distributions, at the discretion of the Company’s Board of Directors. The Company’s distributions may exceed earnings, especially during the period before it has substantially invested the proceeds from the offering. As a result, a portion of the distributions made by the Company may represent a return of capital for U.S. federal income tax purposes. A return of capital is a return of each stockholder’s investment rather than earnings or gains derived from the Company’s investment activities.
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
For the period ended June 30, 2020
(Unaudited)

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
Fee Income
Fee income, such as structuring fees, origination, closing, amendment fees, commitment, termination, and other upfront fees are generally non-recurring and are recognized as income when earned, either upon receipt or amortized into income. Upon the re-payment of a loan or debt security, any prepayment penalties and unamortized loan origination, structuring, closing, commitment, and other upfront fees are recorded as income.
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
Recent Accounting Pronouncements
Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting if certain criteria are met. The guidance is effective from March 12, 2020 through December 31, 2022. The Company adopted ASU 2020-04 for the period ended June 30, 2020 and there was no impact to the accompanying financial statements and related disclosures.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2020
(Unaudited)

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
For investments for which Level 1 inputs, such as quoted prices, were not available at June 30, 2020 and December 31, 2019, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at June 30, 2020 and December 31, 2019 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the period ended June 30, 2020
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
For discussion of the fair value measurement of the Company's foreign currency contracts, refer to Note 6 - Derivatives.
The following table presents fair value measurements of investments, by major class, as of June 30, 2020, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$408,288	$1,166,655	$—	$1,574,943
Senior Secured Second Lien Debt	—	27,303	191,210	—	218,513
Subordinated Debt	—	8,618	110,887	—	119,505
Collateralized Securities	—	—	94,712	—	94,712
Equity/Other	68	—	151,922	57,876	209,866
Total	$68	$444,209	$1,715,386	$57,876	$2,217,539
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
For the period ended June 30, 2020
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
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2020:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2019	$1,121,537	$271,232	$97,100	$108,927	$187,300	$1,786,096
Net change in unrealized appreciation (depreciation) on investments	(38,262)	(6,699)	3,141	(32,901)	(21,916)	(96,637)
Purchases and other adjustments to cost	175,630	5,474	26,270	26,045	5,649	239,068
Sales and repayments	(202,048)	(50,387)	(14,420)	(7,535)	(20,753)	(295,143)
Net realized gain (loss)	(24,026)	(31,073)	(1,204)	176	1,642	(54,485)
Transfers in	178,598	9,567	—	—	—	188,165
Transfers out	(44,774)	(6,904)	—	—	—	(51,678)
Balance as of June 30, 2020	$1,166,655	$191,210	$110,887	$94,712	$151,922	$1,715,386
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(53,509)	$(24,311)	$3,447	$(32,863)	$(24,867)	$(132,103)
Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the period.
For the six months ended June 30, 2020, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the six months ended June 30, 2020, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2020
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
The composition of the Company’s investments as of June 30, 2020, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,741,585	$1,574,943	71.0%
Senior Secured Second Lien Debt	255,568	218,513	9.8
Subordinated Debt	119,419	119,505	5.4
Collateralized Securities	141,553	94,712	4.3
Equity/Other	194,058	209,866	9.5
Total	$2,452,183	$2,217,539	100.0%
The composition of the Company’s investments as of December 31, 2019, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,862,228	$1,764,292	69.3%
Senior Secured Second Lien Debt	335,366	306,478	12.0
Subordinated Debt	109,006	108,151	4.2
Collateralized Securities	122,870	108,927	4.3
Equity/Other	210,172	258,336	10.2
Total	$2,639,642	$2,546,184	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2020
(Unaudited)

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of June 30, 2020. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$940,575	Discounted Cash Flow	Market Yield	3.86%	30.75%	8.86%
Senior Secured First Lien Debt	$69,570	Yield Analysis	Market Yield	6.69%	24.28%	10.71%
Senior Secured First Lien Debt	$58,374	Waterfall Analysis	EBITDA Multiple	0.34x	7.89x	3.43x
Senior Secured First Lien Debt (b)	$50,549	Waterfall Analysis	Discount Rate	17.50%	17.50%	17.50%
Senior Secured First Lien Debt	$23,610	Recovery Analysis	EBITDA Multiple	1.23x	7.14x	6.71x
Senior Secured First Lien Debt (c)	$21,089	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	$2,888	Waterfall Analysis	Revenue Multiple	0.39x	0.84x	0.62x
Senior Secured Second Lien Debt	$137,417	Discounted Cash Flow	Market Yield	8.30%	22.25%	11.79%
Senior Secured Second Lien Debt	$41,285	Yield Analysis	Market Yield	8.06%	21.15%	13.90%
Senior Secured Second Lien Debt	$7,918	Waterfall Analysis	EBITDA Multiple	5.47x	6.25x	6.16x
Senior Secured Second Lien Debt	$4,590	Waterfall Analysis	Revenue Multiple	0.39x	1.56x	0.91x
Subordinated Debt (b)	$37,237	Discounted Cash Flow	Discount Rate	10.75%	10.75%	10.75%
Subordinated Debt (b)	$25,500	Waterfall Analysis	Tangible Net Asset Value Multiple	1.40x	1.40x	1.40x
Subordinated Debt (b)	$22,849	Discounted Cash Flow	Market Yield	0.13x	0.13x	0.13x
Subordinated Debt	$10,377	Yield Analysis	Market Yield	13.13%	23.82%	16.36%
Subordinated Debt (b)	$9,579	Waterfall Analysis	EBITDA Multiple	3.58x	3.58x	3.58x
Subordinated Debt (b)	$5,345	Waterfall Analysis	Revenue Multiple	0.70x	0.70x	0.70x
Collateralized Securities	$94,712	Discounted Cash Flow	Discount Rate	6.40%	44.50%	15.52%
Equity/Other	$71,539	Waterfall Analysis	Discount Rate	17.50%	20.00%	18.07%
Equity/Other	$30,119	Waterfall Analysis	Tangible Net Asset Value Multiple	1.30x	1.40x	1.40x
Equity/Other	$21,082	Discounted Cash Flow	Market Yield	15.45%	18.56%	16.72%
Equity/Other	$15,058	Waterfall Analysis	EBITDA Multiple	1.63x	10.65x	7.57x

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2020
(Unaudited)

Equity/Other (b)	$5,278	Discounted Cash Flow	Discount Rate	10.75%	10.75%	10.75%
Equity/Other	$3,342	Waterfall Analysis	Revenue Multiple	0.10x	2.33x	1.82x
Equity/Other (c)	$3,336	N/A	N/A	N/A	N/A	N/A
Equity/Other (b)	$2,168	Waterfall Analysis	TBV Multiple	2.55x	2.55x	2.55x
Total	$1,715,386
______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)	This asset category contains one investment.

(c)	This instrument(s) was held at cost.
There were no significant changes in valuation approach or technique as of June 30, 2020.
Level 3 Inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2020 and December 31, 2019. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
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
For the period ended June 30, 2020
(Unaudited)

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2020
(Unaudited)

As of June 30, 2020, the Company had nineteen portfolio companies, which represented 28 investments, on non-accrual status with a total amortized cost of $212.9 million and fair value of $124.4 million which represented 8.7% and 5.6% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2019, the Company had eight portfolio companies, which represented twelve investments, on non-accrual status with a total amortized cost of $62.8 million and fair value of $22.5 million, which represented 2.4%, and 0.9% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
Note 4 — Related Party Transactions and Arrangements
Investment Advisory Agreement
Pursuant to the Investment Advisory Agreement and for the investment advisory and management services provided thereunder, the Company pays the Adviser a base management fee and an incentive fee.
Prior to February 1, 2019, the Adviser provided investment advisory and management services under the investment advisory and management services agreement, effective November 1, 2016 (the “Prior Investment Advisory Agreement”), and most recently re-approved by the Board in August 2018. The terms of the Prior Investment Advisory Agreement were materially identical to the Investment Advisory Agreement. The Prior Investment Advisory Agreement automatically terminated on February 1, 2019 upon the indirect change of control of the Adviser on the consummation of Franklin Templeton's acquisition of BSP. The Investment Advisory Agreement was approved by the Board, including a majority of independent directors, on October 22, 2018, and by stockholders at a special meeting held on January 11, 2019 and took effect February 1, 2019.
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
As of June 30, 2020 and December 31, 2019, $19.3 million and $10.1 million was payable to the Adviser for base management fees, respectively.
For the three and six months ended June 30, 2020, the Company incurred $9.4 million and $19.3 million, respectively, in base management fees under the Investment Advisory Agreement. For the three and six months ended June 30, 2019, the Company incurred $10.0 million and $19.5 million, respectively, in base management fees under the Investment Advisory Agreement.
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
For the period ended June 30, 2020
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

As of June 30, 2020 and December 31, 2019, $0.0 million and $6.5 million was payable to the Adviser for the incentive fee on income, respectively.
For both the three and six months ended June 30, 2020, the Company did not incur incentive fees on income under the Investment Advisory Agreement. For the three and six months ended June 30, 2019, the Company incurred $6.8 million and $13.6 million, respectively, in incentive fees on income under the Investment Advisory Agreement.
The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” is an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to the Company’s liquidation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). This fee equals 20% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and six months ended June 30, 2020 and 2019, the Company did not incur incentive fees on capital gains during operations under the Investment Advisory Agreement.
Administration Agreement
In connection with the Administration Agreement, BSP provides the Company with office facilities and administrative services. As of June 30, 2020 and December 31, 2019, $0.9 million and $0.6 million was payable to BSP under the Administration Agreement, respectively.
For the three and six months ended June 30, 2020, the Company incurred $0.2 million and $0.8 million, respectively, in administrative service fees under the Administration Agreement. For the three and six months ended June 30, 2019, the Company incurred $0.6 million and $1.2 million, respectively, in administrative service fees under the Administration Agreement.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2020
(Unaudited)

Offering Costs
The Company incurs certain costs in connection with the registration of shares of its common stock. Offering costs principally relate to professional fees, printing costs, direct marketing expenses, due diligence costs, fees paid to regulators, and other expenses, including the salaries and/or expenses of the Adviser and its affiliates engaged in registering and marketing the Company’s common stock. Such allocated expenses of the Adviser and its affiliates may include the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for the Company. The Company incurred no offering costs for the three and six months ended June 30, 2020.
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
Note 5 — Borrowings
Wells Fargo Credit Facility
On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank as collateral agent, account bank, and collateral custodian (as amended from time to time, the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility was last amended on July 7, 2020 (the "Wells Fargo Amendment") and provides for borrowings in an aggregate principal amount of up to $575.0 million on a committed basis (reduced from $600.0 million by the Wells Fargo Amendment). The Wells Fargo Credit Facility has a maturity date of May 9, 2023.
The Wells Fargo Credit Facility is priced at the one-month maturity LIBOR, with no LIBOR floor, plus a spread of 2.75% per annum (prior to the Wells Fargo Amendment, the spread ranged between 1.65% and 2.50% per annum). Interest is payable quarterly in arrears. Funding I is subject to a non-usage fee to the extent the aggregate principal amount available under the Wells Fargo Credit Facility has not been borrowed. The non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeds 25%, except for the period from March 15, 2019 through June 15, 2019, where the non-usage fee per annum was 0.50% on any principal amount unused.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2020
(Unaudited)

Citi Credit Facility
On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into a credit facility (as amended from time to time, the “Citi Credit Facility”) with Citibank, N.A. ("Citi") as administrative agent and U.S. Bank as collateral agent, account bank, and collateral custodian. The Citi Credit Facility provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility. The Citi Credit Facility's reinvestment period ends on May 31, 2021 and matures on May 31, 2022. On June 22, 2020, the Company, through CB Funding, entered into an amendment (the “Citi Amendment”) to the Citi Credit Facility. The Citi Amendment, among other things, makes certain changes to the Citi Credit Facility in connection with the upcoming LIBOR discontinuation. In connection with the Citi Credit Facility, CB Funding has made certain representations and warranties, is required to comply with various covenants, reporting requirements, and other customary requirements for similar facilities and is subject to certain customary events of default. Upon the occurrence and during the continuation of an event of default, Citi may declare the outstanding advances and all other obligations under the Citi Credit Facility immediately due and payable. During the continuation of an event of default, CB Funding must pay interest at a default rate.
The Citi Credit Facility contains customary default provisions for facilities of this type pursuant to which Citi may terminate the rights, obligations, power, and authority of the Company, in its capacity as servicer of the portfolio assets under the Citi Credit Facility, including, but not limited to, non-performance of Citi Credit Facility obligations, insolvency, defaults of certain financial covenants, and other events with respect to the Company that may be adverse to Citi and the secured parties under the Citi Credit Facility.
The Citi Credit Facility is priced at three-month LIBOR plus a spread of 1.60% per annum through and including the last day of the investment period and 2.00% per annum thereafter. Interest is payable quarterly in arrears. CB Funding is subject to a non-usage fee to the extent the aggregate principal amount available under the Citi Credit Facility has not been borrowed. The non-usage fee per annum is 0.50%. Any amounts borrowed under the Citi Credit Facility along with any accrued and unpaid interest thereunder will mature, and will be due and payable, in three years.
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
For the period ended June 30, 2020
(Unaudited)

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
On August 14, 2020, the Company redeemed all outstanding 2020 Notes.
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
For the period ended June 30, 2020
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
For the period ended June 30, 2020
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
The weighted average annualized interest cost for all borrowings for the six months ended June 30, 2020 and 2019 was 3.83% and 4.80%, respectively. The average daily debt outstanding for the six months ended June 30, 2020 and 2019 was $1.2 billion and $1.0 billion, respectively. The maximum debt outstanding for the six months ended June 30, 2020 and 2019 was $1.3 billion and $1.1 billion, respectively.
The following table represents borrowings as of June 30, 2020:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	5/9/2023	$600,000	$531,652	$(5,739)	$525,913
Citi Credit Facility	5/31/2022	400,000	125,500	(1,804)	123,696
2024 Notes	12/15/2024	100,000	98,937	(166)	98,771
2023 Notes	5/30/2023	60,000	59,810	(550)	59,260
2022 Notes	12/30/2022	150,000	149,588	(1,140)	148,448
2020 Notes	9/1/2020	100,000	99,946	(21)	99,925
Totals		$1,410,000	$1,065,433	$(9,420)	$1,056,013

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2020
(Unaudited)

The following table represents borrowings as of December 31, 2019:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	5/9/2023	$600,000	$436,652	$(6,738)	$429,914
Citi Credit Facility	5/31/2022	400,000	250,500	(2,271)	248,229
2024 Notes	12/15/2024	100,000	98,818	(184)	98,634
2023 Notes	5/30/2023	60,000	59,778	(644)	59,134
2022 Notes	12/30/2022	150,000	149,505	(1,367)	148,138
2020 Notes	9/1/2020	100,000	99,789	(84)	99,705
Totals		$1,410,000	$1,095,042	$(11,288)	$1,083,754

The following table represents interest and debt fees for the three and six months ended June 30, 2020:

	Three months ended June 30, 2020					Six months ended June 30, 2020
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (3)	Other Fees (4)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (3)	Other Fees (4)
Wells Fargo Credit Facility	(1)	(2)	$3,457	$499	$86	(1)	(2)	$7,932	$999	$268
Citi Credit Facility	L+1.60%	0.50%	2,142	233	153	L+1.60%	0.50%	4,699	466	292
2024 Notes	4.85%	n/a	1,272	10	13	4.85%	n/a	2,544	19	26
2023 Notes	5.38%	n/a	822	47	—	5.38%	n/a	1,645	94	—
2022 Notes	4.75%	n/a	1,822	113	9	4.75%	n/a	3,645	227	9
2020 Notes	6.00%	n/a	1,579	32	8	6.00%	n/a	3,141	63	8
Totals			$11,094	$934	$269			$23,606	$1,868	$603
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
For the period ended June 30, 2020
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
(2) The non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeds 25%, except for the period from March 15, 2019 through June 15, 2019, where the non-usage fee per annum was 0.50% on any principal amount unused.
(3) Amortization of deferred financing costs.
(4) Includes non-usage fees, custody fees, and trustee fees.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates, and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature. The fair value of the Company's 2020 Notes, 2022 Notes, 2023 Notes, and 2024 Notes are derived from market indications provided by Bloomberg Finance L.P. at June 30, 2020 and December 31, 2019.
At June 30, 2020, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2020 and December 31, 2019, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount at June 30, 2020	Fair Value at June 30, 2020
Wells Fargo Credit Facility	3	$531,652	$531,652
Citi Credit Facility	3	125,500	125,500
2024 Notes	3	98,937	86,145
2023 Notes	3	59,810	54,932
2022 Notes	3	149,588	139,028
2020 Notes	3	99,946	100,172
		$1,065,433	$1,037,429

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2020
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
At June 30, 2020 and December 31, 2019, the forward foreign currency contracts were classified within Level 2 of the fair value hierarchy. The foreign currency forward contract held as of June 30, 2020, was subject to ISDA Master Agreements or similar agreements. The foreign currency forward contract held as of December 31, 2019, was subject to ISDA Master Agreements or similar agreements.
The Company is operated by a person who has claimed an exclusion from the definition of the "commodity pool operator" under the Commodity Exchange Act, and, therefore, who is not subject to registration or regulation as a pool operator under such Act.
Note 7 — Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2020, the Company had unfunded commitments on delayed draw term loans of $16.3 million (including $13.5 million of non-discretionary commitments and $2.8 million of discretionary commitments), unfunded commitments on revolver term loans of $28.1 million, and unfunded equity capital discretionary commitments of $11.1 million. As of December 31, 2019, the Company had unfunded commitments on delayed draw term loans of $24.9 million (including $21.8 million of non-discretionary commitments and $3.1 million of discretionary commitments), unfunded commitments on revolver term loans of $28.0 million, and unfunded equity capital discretionary commitments of $21.4 million. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2020
(Unaudited)

As of June 30, 2020, the Company's unfunded commitments consisted of the following:
June 30, 2020

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Arch Global Precision, LLC	Senior Secured First Lien	Delayed draw term loan	$2,520	$2,520
Arch Global Precision, LLC	Senior Secured First Lien	Revolver term loan	1,008	1,008
CRS-SPV, Inc.	Senior Secured First Lien	Revolver term loan	224	162
Ideal Tridon Holdings, Inc.	Senior Secured First Lien	Delayed draw term loan	80	34
Ideal Tridon Holdings, Inc.	Senior Secured First Lien	Revolver term loan	2,810	923
Integral Ad Science, Inc.	Senior Secured First Lien	Revolver term loan	1,085	1,085
KMTEX, LLC (1)	Senior Secured First Lien	Delayed draw term loan	803	134
KMTEX, LLC (1)	Senior Secured First Lien	Delayed draw term loan	2,678	2,678
Lakeview Health Holdings, Inc.	Senior Secured First Lien	Revolver term loan	321	186
MED Parentco, LP	Senior Secured First Lien	Delayed draw term loan	1,432	429
Midwest Can Company, LLC	Senior Secured First Lien	Revolver term loan	1,543	926
Miller Environmental Group, Inc.	Senior Secured First Lien	Delayed draw term loan	1,131	1,131
Miller Environmental Group, Inc.	Senior Secured First Lien	Revolver term loan	1,324	1,059
Mintz Group, LLC	Senior Secured First Lien	Delayed draw term loan	1,344	1,344
Mintz Group, LLC	Senior Secured First Lien	Revolver term loan	630	525
Muth Mirror Systems, LLC	Senior Secured First Lien	Revolver term loan	1,299	649
New Amsterdam Software Bidco, LLC	Senior Secured First Lien	Delayed draw term loan	1,790	1,790
Norvax, LLC	Senior Secured First Lien	Revolver term loan	1,152	1,152
Pike Corp.	Senior Secured First Lien	Revolver term loan	6,115	6,115
Planet Equity Group, LLC	Senior Secured First Lien	Revolver term loan	2,325	1,162
PT Network, LLC	Senior Secured First Lien	Revolver term loan	1,316	1,316
Questex, Inc.	Senior Secured First Lien	Revolver term loan	2,584	1,292
Reddy Ice Corp.	Senior Secured First Lien	Delayed draw term loan	2,512	1,234
Reddy Ice Corp.	Senior Secured First Lien	Revolver term loan	1,762	1,075
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien	Delayed draw term loan	2,223	2,223
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien	Revolver term loan	741	741
Safety Products/JHC Acquisition Corp.	Senior Secured First Lien	Delayed draw term loan	2,167	1,214
SCIH Salt Holdings, Inc.	Senior Secured First Lien	Revolver term loan	3,746	3,746
Subsea Global Solutions, LLC	Senior Secured First Lien	Revolver term loan	963	963
Tap Rock Resources, LLC (1)	Equity/Other	Equity	29,470	11,114
Tillamook Country Smoker, LLC	Senior Secured First Lien	Revolver term loan	2,696	539
University of St. Augustine Acquisition Corp.	Senior Secured First Lien	Revolver term loan	2,615	2,615
WMK, LLC	Senior Secured First Lien	Delayed draw term loan	1,920	1,562
WMK, LLC	Senior Secured First Lien	Revolver term loan	2,618	873
Total			$88,947	$55,519
_____________
(1) The commitment related to this investment is discretionary.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2020
(Unaudited)

As of December 31, 2019, the Company's unfunded commitments consisted of the following:

December 31, 2019
Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
AMI Entertainment Network, LLC	Senior Secured First Lien Debt	Revolver term loan	$1,234	$1,234
Arch Global Precision, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,071	1,071
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver term loan	1,008	1,008
CCW, LLC	Senior Secured First Lien Debt	Revolver term loan	1,500	200
CDHA Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	7,580	7,027
CDHA Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,264	834
Corfin Industries, LLC	Senior Secured First Lien Debt	Revolver term loan	956	956
CRS-SPV, Inc.	Senior Secured First Lien Debt	Revolver term loan	224	162
Florida Food Products, LLC	Senior Secured First Lien Debt	Revolver term loan	1,647	231
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver term loan	2,753	2,655
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	80	34
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,810	2,649
Integral Ad Science, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,085	1,085
Lakeview Health Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	315	186
MED Parentco, LP	Senior Secured First Lien Debt	Delayed draw term loan	1,437	1,131
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	547	547
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	1,131	1,131
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,324	1,324
Muth Mirror Systems, LLC	Senior Secured First Lien Debt	Revolver term loan	1,299	1,299
New Amsterdam Software Bidco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,790	1,790
Norvax, LLC	Senior Secured First Lien Debt	Revolver term loan	1,152	1,152
ORG Chemical Holdings, LLC (1)	Senior Secured First Lien Debt	Delayed draw term loan	6,503	3,083
Planet Equity Group, LLC	Senior Secured First Lien Debt	Revolver term loan	2,325	2,325
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,316	1,316
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	1,895
Reddy Ice Corp.	Senior Secured First Lien Debt	Delayed draw term loan	2,518	2,518
Reddy Ice Corp.	Senior Secured First Lien Debt	Revolver term loan	1,762	1,762
Safety Products/JHC Acquisition Corp.	Senior Secured First Lien Debt	Delayed draw term loan	2,171	1,214
SitusAMC Holdings Corp.	Senior Secured First Lien Debt	Delayed draw term loan	752	752
Subsea Global Solutions, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,744	2,352
Subsea Global Solutions, LLC	Senior Secured First Lien Debt	Revolver term loan	963	575
Tap Rock Resources, LLC (1)	Equity/Other	Equity	42,100	21,428
Tillamook Country Smoker, LLC	Senior Secured First Lien Debt	Revolver term loan	1,618	539
University of St. Augustine Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,615	2,615
Vantage Mobility International, LLC	Senior Secured First Lien Debt	Delayed draw term loan	196	196
WMK, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,528	2,618
WMK, LLC	Senior Secured First Lien Debt	Revolver term loan	2,618	1,484
Total			$111,520	$74,378
_____________
(1) The commitment related to this investment is discretionary.
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
For the period ended June 30, 2020
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
Note 9 — Common Stock
On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through June 30, 2020, the Company issued 227.9 million shares of common stock for gross proceeds of $2.3 billion, including the shares purchased by an affiliate of BSP and shares issued under the Company's DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company suspended the DRIP from March 29, 2020 through June 26, 2020. While the DRIP was suspended, participants and all other holders of the Company's common stock received distributions paid by the Company in cash. From inception of the Company's DRIP plan to June 30, 2020, the Company had repurchased 27.9 million shares of common stock through its share repurchase program for payments of $239.5 million. As of December 31, 2019, the Company had repurchased 25.6 million shares of common stock for payments of $222.2 million. Amounts include additional shares tendered for death and disability as permitted.
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
The following table reflects the common stock activity for the six months ended June 30, 2020:

	Shares	Value
Shares Sold	10,225,302	$59,000
Shares Issued through DRIP	1,791,638	12,932
Share Repurchases	(2,229,772)	(17,280)
	9,787,168	$54,652
The following table reflects the common stock activity for the year ended December 31, 2019:

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	4,373,786	34,905
Share Repurchases	(4,490,328)	(36,286)
	(116,542)	$(1,381)

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2020
(Unaudited)

The following table reflects the stockholders' equity activity for the six months ended June 30, 2020:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total Stockholders' Equity
Balance as of December 31, 2019	190,207,517	$190	$1,847,312	$(384,819)	$1,462,683
Net investment income	—	—	—	25,558	25,558
Net realized loss from investment transactions	—	—	—	(13,985)	(13,985)
Net change in unrealized depreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	(205,292)	(205,292)
Issuance of common stock, net of issuance costs	9,532,062	10	54,990	—	55,000
Repurchases	(2,134,416)	(2)	(16,539)	—	(16,541)
Distributions to stockholders	—	—	—	(30,727)	(30,727)
Reinvested dividends	1,046,828	1	8,112	—	8,113
Balance as of March 31, 2020	198,651,991	$199	$1,893,875	$(609,265)	$1,284,809
Net investment income	—	—	—	20,433	20,433
Net realized loss from investment transactions	—	—	—	(55,318)	(55,318)
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	65,777	65,777
Issuance of common stock, net of issuance costs	693,240	—	4,000	—	4,000
Repurchases	(95,356)	—	(739)	—	(739)
Distributions to stockholders	—	—	—	(19,809)	(19,809)
Reinvested dividends	744,810	1	4,818	—	4,819
Balance as of June 30, 2020	199,994,685	$200	$1,901,954	$(598,182)	$1,303,972

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2020
(Unaudited)

The following table reflects the stockholders' equity activity for the six months ended June 30, 2019:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Net assets attributable to non-controlling interest	Total Stockholders' Equity
Balance as of December 31, 2018	190,324,059	$190	$1,811,970	$(323,127)	$3,686	$1,492,719
Net investment income	—	—	—	27,164	2	27,166
Net realized loss from investment transactions	—	—	—	(1,911)	—	(1,911)
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	30,579	1,292	31,871
Repurchases	(2,241,001)	(2)	(18,374)	—	—	(18,376)
Distributions to stockholders	—	—	—	(30,441)	—	(30,441)
Reinvested dividends	1,087,268	1	8,915	—	—	8,916
Balance as of March 31, 2019	189,170,326	$189	$1,802,511	$(297,736)	$4,980	$1,509,944
Net investment income	—	—	—	27,092	7	27,099
Net realized gain from investment transactions	—	—	—	2,523	—	2,523
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	3,549	1,725	5,274
Repurchases	(25,215)	—	(206)	—	—	(206)
Distributions to stockholders	—	—	—	(30,779)	—	(30,779)
Reinvested dividends	1,147,112	1	9,021	—	—	9,022
Balance as of June 30, 2019	190,292,223	$190	$1,811,326	$(295,351)	$6,712	$1,522,877
Note 10 — Share Repurchase Program
The Company intends to conduct annual tender offers pursuant to its share repurchase program (“SRP”). The Company’s Board of Directors considers the following factors in making its determination regarding whether to cause the Company to offer to repurchase shares and under what terms:
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2020
(Unaudited)

On June 26, 2020, the Company's Board of Directors amended the Company's SRP. The Company intends to conduct tender offers on an annual basis, instead of on a semi-annual basis as was done previously. The Company intends to continue to limit the number of shares to be repurchased in any calendar year to the lesser of (i) 10% of the weighted average number of shares outstanding in the prior calendar year or (ii) the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during the relevant redemption period. In addition, in the event of a stockholder’s death or disability, the Company may, in its sole discretion, accept up to the full amount tendered by such stockholder of the current net asset value per share. Any repurchases of shares made in connection with a stockholder’s death or disability may be included within the overall limitation imposed on tender offers during the relevant redemption period, which provides that the Company may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period. The Company's eight most recent tender offers were oversubscribed.

Offer Date	Repurchase Date	Shares Tendered	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
June 18, 2019	July 23, 2019	31,263,410	2,199,337	$7.96	$17,506.70
December 17, 2019	January 27, 2020	37,389,681	2,115,276	$7.75	$16,698.90
Share amounts in the table above represent amounts filed in the tender offer.
Note 11 — Earnings Per Share
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities for the periods ended June 30, 2020 and 2019.
The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three and six months ended June 30, 2020 and 2019.

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$30,892	$33,164	$(162,827)	$88,996
Weighted average common shares outstanding	199,084,903	189,907,442	194,595,661	189,928,762
Net increase (decrease) in net assets resulting from operations per share	$0.16	$0.17	$(0.84)	$0.47
Note 12 — Distributions
For the period from January 1, 2019 to March 29, 2020, the Company’s Board of Directors had authorized, and had declared, cash distributions payable on a monthly basis to stockholders of record at a distribution rate of $0.00178082 per day, which is equivalent to approximately $0.65 annually, per share of common stock, except for 2020 where the daily distribution rate was $0.00177596 per day to accurately reflect 2020 being a leap year. Effective April 21, 2020, the Board of Directors of the Company approved a transition in the timing of its distributions to holders of the Company's common stock from a monthly to a quarterly basis. On June 26, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on July 6, 2020 to stockholders of record as of June 30, 2020.
The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.
As of June 30, 2020 and December 31, 2019, the Company had accrued $15.0 million and $10.5 million, respectively, in stockholder distributions that were unpaid.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2020
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
As of June 30, 2020, the Company had a deferred tax asset of $1.8 million and a deferred tax liability of $(1.4) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.8 million. As of December 31, 2019, the Company had a deferred tax asset of $1.5 million and a deferred tax liability of $(3.1) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.5 million.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2020
(Unaudited)

Note 14 — Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2020 and 2019:

	For the six months ended June 30,
	2020	2019
Per share data:
Net asset value, beginning of period	$7.69	$7.82
Results of operations (1)
Net investment income	0.24	0.29
Net realized and unrealized loss, net of change in deferred taxes	(1.08)	0.20
Net change in unrealized depreciation attributable to non-controlling interests	—	(0.01)
Net unrealized depreciation from forward currency exchange contracts	—	(0.01)
Net increase (decrease) in net assets resulting from operations	(0.84)	0.47
Stockholder distributions (2)
Distributions from net investment income	(0.26)	(0.32)
Net decrease in net assets resulting from stockholder distributions	(0.26)	(0.32)
Capital share transactions
Issuance of common stock (8)	(0.04)	—
Net decrease in net assets resulting from capital share transactions	(0.04)	—
Other (9)	(0.03)	—
Net asset value, end of period	$6.52	$7.97
Shares outstanding at end of period	199,994,685	190,292,223
Total return (4)	(12.10)%	6.00%
Ratio/Supplemental data:
Total net assets, end of period	1,303,972	1,522,877
Ratio of net investment income to average net assets (3)(6)	6.85%	8.17%
Ratio of total expenses to average net assets (3)(6)(7)	7.80%	8.29%
Portfolio turnover rate (5)	15.26%	15.39%
______________

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	Ratios are annualized, except for incentive fees.

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

(9)
Represents the impact of calculating certain per share amounts based on weighted average shares outstanding during the period and certain per share amounts based on shares outstanding as of period end.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2020
(Unaudited)

Note 15 – Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates as of June 30, 2020:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2019	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at June 30, 2020
Control Investments
Capstone Nutrition (fka Integrity Nutraceuticals) - L+12.50% (15.08%), 9/25/2020 (2)(5)(6)(7)	Senior Secured First Lien Debt	Consumer	$—	$—	$504	$—	$(504)	$—	$—
CRD Holdings, LLC - 9.00% (2) (7)	Equity/Other	Energy	1,428	28,943	—	(5,996)	—	(1,865)	21,082
CRS-SPV, Inc. (2) (7) (8)	Equity/Other	Industrials	—	2,221	—	—	—	(607)	1,614
CRS-SPV, Inc. - L+4.50% (5.50%), 3/8/2021 (2) (7)	Senior Secured First Lien Debt	Industrials	2	62	—	—	—	—	62
Kahala Ireland OpCo Designated Activity Company - L+8.00% (13.00%), 12/22/2028 (2) (3) (6) (7)	Senior Secured First Lien Debt	Transportation	5,075	105,549	—	(55,000)	—	—	50,549
Kahala Ireland OpCo Designated Activity Company (2) (3) (7) (8)	Equity/Other	Transportation	—	57,226	—	—	—	(5,274)	51,952
Kahala Ireland OpCo Designated Activity Company (2) (3) (7) (8)	Equity/Other	Transportation	—	3,250	—	—	—	—	3,250
Kahala US OpCo, LLC - 13.00% (2) (3) (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
KMTEX, LLC - P+2.00% (5.25%), 6/16/2025 (2) (6) (7)	Senior Secured First Lien Debt	Chemicals	1	—	669	—	—	—	669
KMTEX, LLC - P+2.00% (5.25%), 6/16/2025 (2) (6) (7)	Senior Secured First Lien Debt	Chemicals	4	—	3,121	—	—	—	3,121
KMTEX, LLC (2) (7) (8)	Equity/Other	Chemicals	—	—	—	—	—	—	—
KMTEX, LLC (2) (7) (8)	Equity/Other	Chemicals	—	—	2,793	—	—	—	2,793
MGTF Holdco, LLC (2) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
MGTF Radio Company, LLC - L+6.00% (7.00%), 4/1/2024 (2) (7)	Senior Secured First Lien Debt	Media/Entertainment	2,108	54,171	16	(2,078)	5	(8,124)	43,990
NexSteppe, Inc. (2) (7) (8)	Equity/Other	Chemicals	—	—	—	—	—	—	—
NexSteppe, Inc. - 12.00%, 9/30/2020 (2) (6) (7)	Senior Secured First Lien Debt	Chemicals	—	—	—	—	—	—	—
NexSteppe, Inc. - 12.00%, 9/30/2020 (2) (6) (7)	Senior Secured First Lien Debt	Chemicals	—	—	—	(378)	127	251	—
NMFC Senior Loan Program I, LLC (2)	Equity/Other	Diversified Investment Vehicles	2,688	47,310	—	—	—	(8,655)	38,655
Park Ave RE Holdings, LLC - 13.00%, 12/31/2021 (2) (6) (7)	Subordinated Debt	Financials	2,447	37,237	—	—	—	—	37,237
Park Ave RE Holdings, LLC (2) (7) (8)	Equity/Other	Financials	—	11,133	—	(427)	—	(5,428)	5,278
Siena Capital Finance, LLC - 12.50%, 5/15/2024 (2) (7)	Subordinated Debt	Financials	1,593	22,500	3,000	—	—	—	25,500
Siena Capital Finance, LLC (2) (7)	Equity/Other	Financials	2,456	36,915	12	—	—	(7,180)	29,747
WPNT, LLC (2) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Total Control Investments			$17,802	$406,517	$10,115	$(63,879)	$(372)	$(36,882)	$315,499

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2020
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2019	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at June 30, 2020
Affiliate Investments
Answers Corp. (7)	Equity/Other	Media/Entertainment	$—	$727	$—	$—	$—	$—	$727
Capstone Nutrition Development, LLC (7) (8)	Equity/Other	Consumer	—	4,788	—	(191)	—	(288)	4,309
Danish CRJ, Ltd. (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
First Eagle Greenway Fund II, LLC	Equity/Other	Diversified Investment Vehicles	18	2,554	326	—	—	(1,083)	1,797
Foresight Energy Operating, LLC - L+8.00% (9.00%), 6/30/2027 (7)	Senior Secured First Lien Debt	Industrials	—	—	1,333	—	—	—	1,333
Foresight Energy Operating, LLC - L+8.00% (9.50%), 6/30/2027 (6) (7)	Senior Secured First Lien Debt	Industrials	—	—	967	—	—	—	967
Foresight Energy Operating, LLC (7) (8)	Equity/Other	Industrials	—	—	1,105	—	—	—	1,105
Internap Corp. - L+10.00% (11.00%), 5/8/2023 (7)	Senior Secured First Lien Debt	Business Services	47	—	2,547	(724)	47	(7)	1,863
Internap Corp. - L+6.50% (7.50%), 5/8/2025 (6) (7)	Senior Secured First Lien Debt	Business Services	66	—	5,837	—	—	—	5,837
Internap Corp (7) (8)	Equity/Other	Business Services	—	—	543	—	—	—	543
MidOcean Credit CLO 2013-2A INC - 0.00%, 1/29/2030 (7)	Collateralized Securities	Diversified Investment Vehicles	(22)	11,835	—	(986)	—	(5,802)	5,047
NewStar Arlington Senior Loan Program, LLC 14-1A SUB - 10.35%, 4/25/2031 (7)	Collateralized Securities	Diversified Investment Vehicles	445	19,697	—	(232)	—	(3,302)	16,163
NewStar Arlington Senior Loan Program, LLC 14-1A FR - L+11.00% (11.99%), 4/25/2031 (7)	Collateralized Securities	Diversified Investment Vehicles	49	4,612	4	—	—	(1,171)	3,445
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F - L+7.50% (8.64%), 1/20/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	97	9,209	40	—	—	(4,199)	5,050
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB - 0.00%, 1/20/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	(318)	6,607	—	(1,012)	—	(5,595)	—
PCX Aerostructures, LLC - 6.00%, 8/9/2021 (6) (7)	Subordinated Debt	Industrials	238	5,908	118	—	—	3,553	9,579
PCX Aerostructures, LLC (7) (8)	Equity/Other	Industrials	—	—	—	—	—	—	—
PCX Aerostructures, LLC (7) (8)	Equity/Other	Industrials	—	—	—	—	—	—	—
PCX Aerostructures, LLC (7) (8)	Equity/Other	Industrials	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	336	8,707	—	—	—	25	8,732
Tap Rock Resources, LLC (7) (8)	Equity/Other	Energy	—	20,879	3,886	(9,368)	186	754	16,337
Tax Defense Network, LLC - L+6.00% (10.00%), 9/30/2021 (6) (7)	Senior Secured First Lien Debt	Consumer	—	1,262	—	—	—	(406)	856
Tax Defense Network, LLC - L+6.00% (10.00%), 9/30/2021 (6) (7)	Senior Secured First Lien Debt	Consumer	—	7,108	—	—	—	(2,288)	4,820
Tax Defense Network, LLC - 10.00%, 9/30/2021 (6) (7)	Senior Secured First Lien Debt	Consumer	—	2,357	629	—	—	164	3,150

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2020
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2019	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at June 30, 2020
Tax Defense Network, LLC (7) (8)	Equity/Other	Consumer	—	—	—	—	—	—	—
Tax Defense Network, LLC (7) (8)	Equity/Other	Consumer	$—	$—	$—	$—	$—	$—	$—
Team Waste, LLC (7)	Equity/Other	Industrials	84	2,235	335	—	—	—	2,570
Tennenbaum Waterman Fund, LP	Equity/Other	Diversified Investment Vehicles	643	9,841	—	—	—	(1,149)	8,692
TwentyEighty, Inc. (5) (7) (8)	Equity/Other	Business Services	—	—	—	(369)	369	—	—
Vantage Mobility International, LLC - L+6.00% (7.00%), 6/30/2023 (6) (7)	Senior Secured First Lien Debt	Transportation	—	—	196	—	—	(27)	169
Vantage Mobility International, LLC - L+6.00% (7.00%), 6/30/2023 (6) (7)	Senior Secured Second Lien Debt	Transportation	—	2,883	—	—	—	(324)	2,559
Vantage Mobility International, LLC - L+7.75% (10.26%), 9/1/2021 (5) (7)	Subordinated Debt	Transportation	12	—	—	—	—	—	—
Vantage Mobility International, LLC (7) (8)	Equity/Other	Transportation	—	942	—	—	—	(942)	—
Vantage Mobility International, LLC (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB - 0.00%, 5/1/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	—	286	—	—	—	(286)	—
Whitehorse, Ltd. 2014-1A Side Letter - 0.00%, 5/1/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	(2)	35	—	—	—	(35)	—
Whitehorse, Ltd. 2014-1A E - L+4.55% (5.24%), 5/1/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	182	7,054	10	—	—	(3,270)	3,794
Total Affiliate Investments			$1,875	$129,526	$17,876	$(12,882)	$602	$(25,678)	$109,444
Total Control & Affiliate Investments			$19,677	$536,043	$27,991	$(76,761)	$230	$(62,560)	$424,943
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

(1)	The principal amount and ownership detail are shown in the consolidated schedules of investments.

(2)	This investment was not deemed significant under Regulation S-X as of June 30, 2020.

(3)
For the year ended December 31, 2019, the Company had determined that it must include audited financial statements of Kahala Ireland Opco Designated Activity Company because it was a controlled investment and was required to do so under SEC Rule 3-09. The audited financial statements were attached as Exhibit 99.1 in the Company's 2019 Form 10-K.

(4)	Gross of net change in deferred taxes in the amount of $1.7 million.

(5)	Investment no longer held as of June 30, 2020.

(6)	Investment paid or has the option to pay all or a portion of interest and dividends via payment-in-kind.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2020
(Unaudited)

(7)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).

(8)	Investment is non-income producing at June 30, 2020.
Dividends and interest for the six months ended June 30, 2020 attributable to Controlled and Affiliated investments no longer held as of June 30, 2020 were $12.5 thousand.
Realized loss for the six months ended June 30, 2020 attributable to Controlled and Affiliated investments no longer held as of June 30, 2020 was $0.1 million.
Change in unrealized gain (loss) for the six months ended June 30, 2020 attributable to Controlled and Affiliated investments no longer held as of June 30, 2020 was $0.0 million.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2020
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2019
MGTF Radio Company, LLC - P+3.50% (9.00%), 3/29/2020 (2) (5) (7)	Senior Secured First Lien Debt	Media/Entertainment	(9)	—	37,577	(37,977)	21	379	—
MGTF Radio Company, LLC - 16.00%, 3/30/2020 (2) (5) (7)	Subordinated Debt	Media/Entertainment	188	—	20,082	(24,309)	—	4,227	—
NexSteppe, Inc. (2) (7) (8)	Equity/Other	Chemicals	—	—	—	—	—	—	—
NexSteppe, Inc. - 12.00% 3/31/2020 (2) (6) (7)	Senior Secured First Lien Debt	Chemicals	$—	$—	$—	$—	$—	$—	$—
NexSteppe, Inc. - 12.00% 3/31/2020 (2) (6) (7)	Senior Secured First Lien Debt	Chemicals	—	—	—	—	—	—	—
NMFC Senior Loan Program I, LLC (2)	Equity/Other	Diversified Investment Vehicles	5,864	50,573	—	—	—	(3,263)	47,310
Park Ave RE Holdings, LLC - 13.00% 12/31/2021 (2) (6) (7)	Subordinated Debt	Financials	4,858	37,192	1,750	(1,705)	—	—	37,237
Park Ave RE Holdings, LLC (2) (7) (8)	Equity/Other	Financials	—	15,578	2,500	(4,246)	4,486	(7,185)	11,133
Park Ave RE Holdings, LLC (2) (5) (7) (8)	Equity/Other	Financials	—	23,645	—	(23,645)	—	—	—
Siena Capital Finance, LLC - 12.50% 8/16/2021 (2) (7)	Subordinated Debt	Financials	2,346	—	22,492	—	—	8	22,500
Siena Capital Finance, LLC (2) (7)	Equity/Other	Financials	4,732	—	36,631	—	(94)	378	36,915
WPNT, LLC (2) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Total Control Investments			$37,672	$307,680	$264,754	$(192,815)	$(41,367)	$68,265	$406,517

Affiliate Investments
Answers Corp. (7)	Equity/Other	Media/Entertainment	$818	$1,909	$—	$—	$—	$(1,182)	$727
B&M CLO, Ltd. 2014-1A SUB - 0.00%, 4/16/2026 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	46	6,029	—	(5,839)	(4,685)	4,495	—
Capstone Nutrition Development, LLC (7) (8)	Equity/Other	Consumer	—	—	4,788	—	—	—	4,788
CVP Cascade CLO, Ltd. 2013-CLO1 SUB - 0.00%, 1/16/2026 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	221	1,166	—	(539)	(435)	(192)	—
CVP Cascade CLO, Ltd. 2013-CLO1 Side Letter - 0.00%, 1/16/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	12	68	—	(405)	—	337	—
CVP Cascade CLO, Ltd. 2014-2A Side Letter - 0.00%, 7/18/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	43	274	—	(550)	—	276	—
Danish CRJ, Ltd. (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
Figueroa CLO, Ltd. 2014-1A FR - L+10.00% (12.30%), 1/15/2027 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	857	7,508	—	(5,730)	(2,270)	492	—
Figueroa CLO, Ltd. 2014-1A SUB - 0.00%, 1/15/2027 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	324	7,468	—	(6,289)	(5,280)	4,101	—
Figueroa CLO, Ltd. 2014-1A Side Letter - 0.00%, 1/15/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	37	483	—	(550)	—	67	—
Frank Entertainment Group, LLC - 6.00% 12/31/2019 (5) (7)	Senior Secured First Lien Debt	Media/Entertainment	—	1,441	—	(347)	(1,489)	395	—
Frank Entertainment Group, LLC - L+9.00% (11.03%), 12/31/2019 (5) (6) (7)	Senior Secured First Lien Debt	Media/Entertainment	—	—	867	—	(867)	—	—

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2020
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2019
Frank Entertainment Group, LLC - 12.00% 12/31/2019 (5) (6) (7)	Senior Secured Second Lien Debt	Media/Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (5) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (5) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (5) (7) (8)	Equity/Other	Media/Entertainment	$—	$—	$—	$—	$—	$—	$—
Frontstreet Facility Solutions, Inc. - 13.00%, 3/1/2021 (5) (7)	Subordinated Debt	Telcom	26	189	—	(123)	(104)	38	—
Frontstreet Facility Solutions, Inc. (5) (7) (8)	Equity/Other	Telcom	—	—	—	(128)	128	—	—
MidOcean Credit CLO 2013-2A INC - 0.76%, 1/29/2025 (7)	Collateralized Securities	Diversified Investment Vehicles	432	16,534	—	(3,630)	—	(1,069)	11,835
MidOcean Credit CLO III, LLC - 13.99%, 7/21/2026 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	431	14,651	—	(17,458)	544	2,263	—
MidOcean Credit CLO 2015-4A INC - 0.00%, 4/15/2027 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	—	8,595	—	(6,795)	(5,310)	3,510	—
NewStar Arlington Senior Loan Program, LLC 14-1A SUB - 16.56%, 7/25/2025 (7)	Collateralized Securities	Diversified Investment Vehicles	3,546	24,788	—	(447)	—	(4,644)	19,697
NewStar Arlington Senior Loan Program, LLC 14-1A FR - L+11.00% (12.94%), 4/25/2031 (7)	Collateralized Securities	Diversified Investment Vehicles	664	4,425	18	—	—	169	4,612
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F - L+7.50% (9.47%), 1/20/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	1,244	8,580	162	—	—	467	9,209
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB - 21.81%, 1/20/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	1,639	11,895	—	(3,032)	—	(2,256)	6,607
OFSI Fund, Ltd. 2014-6A SUB - 0.00%, 3/20/2025 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	—	3,008	—	(1,535)	(8,468)	6,995	—
OFSI Fund, Ltd. 2014-6A Side Letter - 0.00%, 3/20/2025 (7)	Collateralized Securities	Diversified Investment Vehicles	—	199	—	(238)	—	39	—
PCX Aerostructures, LLC - 6.00%, 8/9/2021 (6) (7)	Subordinated Debt	Industrials	464	—	6,023	—	—	(115)	5,908
PCX Aerostructures, LLC (7) (8)	Equity/Other	Industrials	—	—	—	—	—	—	—
PCX Aerostructures, LLC (7) (8)	Equity/Other	Industrials	—	—	—	—	—	—	—
PCX Aerostructures, LLC (7) (8)	Equity/Other	Industrials	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	647	8,705	304	—	—	(302)	8,707
Tap Rock Resources, LLC (7) (8)	Equity/Other	Energy	—	—	20,672	—	—	207	20,879
Tax Defense Network, LLC - L+6.00% (10.00%), 4/30/2020 (6) (7)	Senior Secured First Lien Debt	Consumer	(4)	1,195	—	(111)	—	178	1,262
Tax Defense Network, LLC - L+6.00% (10.00%), 4/30/2020 (6) (7)	Senior Secured First Lien Debt	Consumer	(30)	6,732	—	(631)	3	1,004	7,108

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2020
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2019
Tax Defense Network, LLC - L+10.00% (10.00%), 4/30/2020 (6) (7)	Senior Secured First Lien Debt	Consumer	—	—	2,357	—	—	—	2,357
Tax Defense Network, LLC (7) (8)	Equity/Other	Consumer	—	—	—	—	—	—	—
Tax Defense Network, LLC (7) (8)	Equity/Other	Consumer	—	—	—	—	—	—	—
Team Waste, LLC (7) (8)	Equity/Other	Industrials	—	2,235	—	—	—	—	2,235
Tennenbaum Waterman Fund, LP	Equity/Other	Diversified Investment Vehicles	$1,381	$10,137	$—	$—	$—	$(296)	$9,841
THL Credit Greenway Fund II, LLC	Equity/Other	Diversified Investment Vehicles	1,636	7,435	—	(3,290)	—	(1,591)	2,554
TwentyEighty, Inc. (5) (7) (8)	Equity/Other	Business Services	—	—	—	(6,465)	6,465	—	—
TwentyEighty, Inc. - L+8.00% (10.33%), 3/31/2020 (5) (6) (7)	Senior Secured First Lien Debt	Business Services	40	300	13	(304)	17	(26)	—
TwentyEighty, Inc. - 8.00%, 3/31/2020 (5) (6) (7)	Senior Secured First Lien Debt	Business Services	1,013	6,422	813	(6,754)	481	(962)	—
TwentyEighty, Inc. - 9.00%, 3/31/2020 (5) (6) (7)	Senior Secured First Lien Debt	Business Services	992	6,158	981	(6,709)	438	(868)	—
Vantage Mobility International, LLC - L+6.00% (7.80%), 6/30/2023 (6) (7)	Senior Secured Second Lien Debt	Transportation	—	—	2,742	—	—	141	2,883
Vantage Mobility International, LLC - L+6.00% (8.44%), 6/30/2023 (5)	Senior Secured First Lien Debt	Transportation	—	—	2,351	(2,351)	—	—	—
Vantage Mobility International, LLC - L+7.75% (10.26%), 9/1/2021 (5) (7)	Subordinated Debt	Transportation	480	—	5,842	(5,490)	(509)	157	—
Vantage Mobility International, LLC (7) (8)	Equity/Other	Transportation	—	—	3,140	—	—	(2,198)	942
Vantage Mobility International, LLC (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB - 0.00%, 5/1/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	18	3,975	—	(1,895)	—	(1,794)	286
Whitehorse, Ltd. 2014-1A Side Letter - 10.44%, 5/1/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	8	297	—	(342)	—	80	35
Whitehorse, Ltd. 2014-1A E - L+4.55% (6.46%), 5/1/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	297	—	7,314	—	—	(260)	7,054
World Business Lenders, LLC (7) (8)	Equity/Other	Financials	—	3,759	—	(3,755)	—	(4)	—
Total Affiliate Investments			$17,282	$176,560	$58,387	$(91,732)	$(21,341)	$7,652	$129,526
Total Control & Affiliate Investments			$54,954	$484,240	$323,141	$(284,547)	$(62,708)	$75,917	$536,043

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
For the period ended June 30, 2020
(Unaudited)

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
MassMutual Credit Facility
On July 7, 2020, the Company and a wholly-owned, special purpose financing subsidiary of the Company, BDCA Asset Financing, LLC (“BDCA Asset Financing”), entered into a loan and servicing agreement (the “MassMutual Credit Facility”) with Massachusetts Mutual Life Insurance Company (“MassMutual”) as facility servicer and a lender and U.S. Bank National Association as collateral custodian, collateral administrator and administrative agent. The MassMutual Credit Facility provides for borrowings of up to $150 million on a committed basis.
BDCA Asset Financing’s obligations under the MassMutual Credit Facility are secured by a first priority security interest in substantially all of the assets of BDCA Asset Financing, including its portfolio of investments and the Company’s equity interest in BDCA Asset Financing. The obligations of BDCA Asset Financing under the MassMutual Credit Facility are non-recourse to the Company.
The MassMutual Credit Facility provides for borrowings through December 31, 2021 and matures on December 31, 2025.
The MassMutual Credit Facility is priced at three-month maturity LIBOR, with a LIBOR floor of 0.75%, plus a spread of 5.0%. Interest is payable quarterly in arrears. BDCA Asset Financing will be subject to a non-usage fee of 0.50% to the extent the aggregate principal amount available under the MassMutual Credit Facility has not been borrowed. BDCA Asset Financing paid a structuring fee and incurred other customary costs and expenses in connection with the MassMutual Credit Facility.
In connection with the MassMutual Credit Facility, the Company and BDCA Asset Financing have made certain representations and warranties and are required to comply with various covenants and other customary requirements. The MassMutual Credit Facility contains customary default provisions pursuant to which MassMutual may terminate the Company in its capacity as portfolio asset servicer of the portfolio assets under the MassMutual Credit Facility. Upon the occurrence of an event of default, MassMutual may declare the outstanding advances and all other obligations under the MassMutual Credit Facility immediately due and payable.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2020
(Unaudited)

Amendment to Wells Fargo Credit Facility
On July 7, 2020, the Company amended the Wells Fargo Credit Facility. For more information, see the description of Wells Fargo Credit Facility in “Note 5 - Borrowings”.
Redemption of 2020 Notes
On August 14, 2020, the Company redeemed all outstanding 2020 Notes. For more information, see the description of the 2020 Notes in “Note 5 - Borrowings”.

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

•
the impact that the discontinuation of LIBOR and the transition to new reference rates could have on the value of our LIBOR-indexed portfolio investments and the cost of borrowing under our credit facilities;

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
Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans, and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues of less than $1 billion, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of June 30, 2020, 80.8% of our portfolio was invested in senior secured loans.
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
Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At June 30, 2020:
Investment Portfolio	$2,217.5
Net assets	1,304.0
Debt (net of deferred financing costs)	1,056.0
Net asset value per share	6.52

Portfolio Activity for the Six Months Ended June 30, 2020:
Cost of investments purchased during period, including PIK	366.6
Sales, repayments, and other exits during the period	487.3
Number of portfolio companies at end of period	232

Operating results for the Six Months Ended June 30, 2020:
Net investment income per share	0.24
Distributions declared per share	0.26
Net decrease in net assets resulting from operations per share	(0.84)
Net investment income	46.0
Net realized and unrealized loss, net of change in deferred taxes	(208.8)
Net decrease in net assets resulting from operations	(162.8)
Portfolio and Investment Activity
During the six months ended June 30, 2020, we made $363.3 million of investments in new and existing portfolio companies and had $487.3 million in aggregate amount of sales and repayments, resulting in net sales and repayments of $124.0 million for the period. The total portfolio of debt investments at fair value consisted of 91.5% bearing variable interest rates and 8.5% bearing fixed interest rates.

Our portfolio composition, based on fair value at June 30, 2020 was as follows:

	June 30, 2020
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	71.0%	7.1%
Senior Secured Second Lien Debt	9.8	11.1
Subordinated Debt	5.4	11.4
Collateralized Securities (2)	4.3	8.1
Equity/Other (3)	9.5	7.4
Total	100.0%	7.8%
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
The weighted average risk rating of our investments based on fair value was 2.58 and 2.37 as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, we had nineteen portfolio companies, which represented 28 investments, on non-accrual status with a total amortized cost of $212.9 million and fair value of $124.4 million which represented 8.7% and 5.6% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2019, we had eight portfolio companies, which represented twelve portfolio investments, on non-accrual status with a total amortized cost of $62.8 million and fair value of $22.5 million, which represented 2.4%, and 0.9% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding our non-accrual policy.
RESULTS OF OPERATIONS
Operating results for the three and six months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Total investment income	$45,081	$62,052	$98,362	$123,153
Total expenses	24,428	34,452	51,677	67,925
Income tax expense, including excise tax	220	501	694	963
Net investment gain attributable to non-controlling interests	—	7	—	9
Net investment income	$20,433	$27,092	$45,991	$54,256
Investment Income
For the three and six months ended June 30, 2020, total investment income was $45.1 million and $98.4 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 7.8%. Included within total investment income was $1.1 million and $2.2 million, respectively, of fee income for the three and six months ended June 30, 2020. Fee income consists primarily of prepayment and amendment fees. For the three and six months ended June 30, 2019, total investment income was $62.1 million and $123.2 million, respectively and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 9.7%. Included within total investment income was $0.6 million and $1.6 million, respectively, of fee income for the three and six months ended June 30, 2019. Fee income consists primarily of prepayment and amendment fees.

Operating Expenses
The composition of our operating expenses for the three and six months ended June 30, 2020 and 2019 was as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Management fees	$9,445	$10,037	$19,322	$19,470
Incentive fee on income	—	6,773	—	13,564
Interest and debt fees	12,297	14,116	26,077	27,374
Professional fees	1,190	1,428	2,601	3,135
Other general and administrative	994	1,673	2,606	3,527
Administrative services	252	197	560	393
Directors' fees	250	228	511	462
Total operating expenses	$24,428	$34,452	$51,677	$67,925
For the three and six months ended June 30, 2020, we incurred management fees of $9.4 million and $19.3 million, respectively. For both the three and six months ended June 30, 2020, we did not incur incentive fees on income. For the three and six months ended June 30, 2019, we incurred management fees of $10.0 million and $19.5 million, respectively. For the three and six months ended June 30, 2019, we incurred incentive fees on income of $6.8 million and $13.6 million, respectively.
For the three and six months ended June 30, 2020, we incurred interest and debt fees of $12.3 million and $26.1 million, respectively. For the three and six months ended June 30, 2019, we incurred interest and debt fees of $14.1 million and $27.4 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, trustee fees, amortization of deferred financing costs, and amortization of discount if applicable related to the Wells Fargo Credit Facility, Citi Credit Facility, 2024 Notes, 2023 Notes, 2022 Notes, and 2020 Notes, each as defined herein in the section entitled "Borrowings". The decrease in interest and debt fees for the three and six months ended June 30, 2020 as compared to the same periods in 2019 is primarily the result of a decrease in average interest costs.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments, foreign currency transactions, and forward currency exchange contracts
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and foreign currency transactions, net of change in deferred taxes for the three and six months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net realized gain (loss)
Control investments	$128	$—	$(372)	$(94)
Affiliate investments	413	549	602	555
Non-affiliate investments	(56,964)	2,022	(70,306)	(523)
Net realized gain (loss) on foreign currency transactions	1,105	(48)	773	674
Total net realized gain (loss)	(55,318)	2,523	(69,303)	612
Net change in unrealized appreciation (depreciation) on investments
Control investments	(19,277)	17,083	(36,882)	28,749
Affiliate investments	2,961	(705)	(25,678)	8,767
Non-affiliate investments	82,827	(10,865)	(78,626)	1,385
Net change in deferred taxes	1,034	(4)	1,748	(486)
Total net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	67,545	5,509	(139,438)	38,415
Net change in unrealized depreciation attributable to non-controlling interests	—	(1,725)	—	(3,017)
Net change in unrealized depreciation from forward currency exchange contracts	(1,768)	(235)	(77)	(1,270)
Net realized and unrealized gain (loss)	$10,459	$6,072	$(208,818)	$34,740
Net realized and unrealized gain (loss) on investments and foreign currency transactions, net of change in deferred taxes, resulted in a net gain (loss) of $10.5 million and $(208.8) million, respectively, for the three and six months ended June 30, 2020 compared to net gain of $6.1 million and $34.7 million for the same periods in 2019. We look at net realized gain (loss) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.
The net realized and unrealized gain for the three months ended June 30, 2020 was primarily driven by unrealized gains on Senior Secured Investments, partially offset by realized losses on Senior Secured Investment sales. The net realized and unrealized loss for the six months ended June 30, 2020 was primarily driven by realized losses on Senior Secured Investment sales as well as unrealized losses on Senior Secured Investments, Collateralized Securities, and Equity investments.
Changes in Net Assets from Operations
During the six months ended June 30, 2020, our operating results were impacted by the uncertainty surrounding the COVID-19 pandemic, which had a negative impact on the global economy and impacted the fair value and performance of our investment portfolio. For the three and six months ended June 30, 2020, we recorded a net increase (decrease) in net assets resulting from operations of $30.9 million and $(162.8) million, respectively, versus a net increase in net assets resulting from operations of $33.2 million and $89.0 million, respectively, for the three and six months ended June 30, 2019. The decrease in net assets resulting from operations for the three months ended June 30, 2020, as compared to the prior period, is driven by a decrease in net investment income partially offset by an increase in realized and unrealized gain on our investments. The decrease for the six months ended June 30, 2020, as compared to the prior period, is primarily driven by an increase in realized and unrealized loss on our investments. Based on the weighted average shares of common stock outstanding for the periods ended June 30, 2020 and 2019, our per share net increase (decrease) in net assets resulting from operations was $0.16 and $(0.84), respectively, for the three and six months ended June 30, 2020, versus a net increase in net assets resulting from operations of $0.17 and $0.47, respectively, for the three and six months ended June 30, 2019.

Cash Flows
For the six months ended June 30, 2020, net cash provided by operating activities was $156.0 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The increase in cash flows provided by operating activities for the six months ended June 30, 2020 was primarily a result of sales and repayments of investments of $487.3 million and net change in unrealized depreciation on investments of $141.2 million, offset by purchases of investments of $363.3 million.
Net cash used in financing activities of $21.4 million during the six months ended June 30, 2020 primarily related to payments on debt of $227.0 million, which was partially offset by proceeds from debt of $197.0 million.
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
Net cash provided by financing activities of $135.3 million during the six months ended June 30, 2019 primarily related to proceeds from debt of $197.0 million, which was partially offset by net repurchases of common stock of $18.6 million and payments of stockholder distributions of $43.6 million.
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
Recent Developments
On July 7, 2020, the Company and BDCA Asset Financing entered into the MassMutual Credit Facility. For more information, see the description of the MassMutual Credit Facility in “Liquidity and Capital Resources - Borrowings”.
On July 7, 2020, the Company amended the Wells Fargo Credit Facility. For more information, see the description of Wells Fargo Credit Facility in “Liquidity and Capital Resources - Borrowings”.
On August 14, 2020, the Company redeemed all outstanding 2020 Notes. For more information, see the description of the 2020 Notes in “Liquidity and Capital Resources - Borrowings”.
Liquidity and Capital Resources
We generate cash flows from fees, interest, and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of June 30, 2020, we had issued 227.9 million shares of our common stock for gross proceeds of $2.3 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP. As of June 30, 2020, we had $410.0 million of senior unsecured notes outstanding. We suspended the DRIP from March 29, 2020 through June 26, 2020. While the DRIP was suspended, participants and all other holders of our common stock received distributions paid in cash. On March 31, 2020, we issued in a private placement an aggregate amount of 9,532,062 newly issued shares of our common stock at a price of $5.77 per share for aggregate cash proceeds of $55.0 million and on April 30, 2020, we issued in a private placement an aggregate amount of 693,240 newly issued shares of our common stock for aggregate cash proceeds of $4.0 million.

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
We intend to conduct annual tender offers pursuant to our share repurchase program. Our Board of Directors will consider the following factors, among others, in making its determination regarding whether to cause us to offer to repurchase shares and under what terms:

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
We intend to conduct tender offers on an annual basis. We intend to continue to limit the number of shares to be repurchased in any calendar year to the lesser of (i) 10% of the weighted average number of shares outstanding in the prior calendar year or (ii) the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during the relevant redemption period. In addition, in the event of a stockholder’s death or disability, any repurchases of shares made in connection with a stockholder’s death or disability may be included within the overall limitation imposed on tender offers during the relevant redemption period, which provides that we may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock we are able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period.
Distributions
For the period from January 1, 2019 to March 29, 2020, the Company’s Board of Directors had authorized, and had declared, cash distributions payable on a monthly basis to stockholders of record at a distribution rate of $0.00178082 per day, which is equivalent to approximately $0.65 annually, per share of common stock, except for 2020 where the daily distribution rate was $0.00177596 per day to accurately reflect 2020 being a leap year. Effective April 21, 2020, the Board of Directors of the Company approved a transition in the timing of its distributions to holders of the Company's common stock from a monthly to a quarterly basis. On June 26, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on July 6, 2020 to stockholders of record as of June 30, 2020.
The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.
The table below shows the components of the distributions we have declared and/or paid during the six months ended June 30, 2020 and 2019 (dollars in thousands).

	For the six months ended June 30,
	2020	2019
Distributions declared	$50,536	$61,220
Distributions paid	$46,049	$61,561
Portion of distributions paid in cash	$33,117	$43,623
Portion of distributions paid in DRIP shares	$12,932	$17,938
As of June 30, 2020, we had $15.0 million of distributions accrued and unpaid. As of December 31, 2019, we had $10.5 million of distributions accrued and unpaid.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the six months ended June 30, 2020 and 2019, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2020 will be reported to stockholders shortly after the end of the calendar year 2020 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
The following table sets forth the distributions declared during the six months ended June 30, 2020 and 2019 (dollars in thousands):

	For the six months ended June 30,
	2020	2019
Distributions	$50,536	$61,220
Total distributions	$50,536	$61,220
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
Administration Agreement
On November 1, 2016, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three and six months ended June 30, 2020, the Company incurred $0.2 million and $0.8 million, respectively, in administrative service fees under the Administration Agreement. For the three and six months ended June 30, 2019, the Company incurred $0.6 million and $1.2 million, respectively, in administrative service fees under the Administration Agreement.
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
Wells Fargo Credit Facility
On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank as collateral agent, account bank, and collateral custodian (as amended from time to time, the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility was last amended on July 7, 2020 (the "Wells Fargo Amendment") and provides for borrowings in an aggregate principal amount of up to $575.0 million (reduced from $600.0 million by the Wells Fargo Amendment) on a committed basis subject to compliance with a borrowing base. The Wells Fargo Credit Facility has a maturity date of May 9, 2023.
The Wells Fargo Credit Facility is priced at the one-month maturity LIBOR, with no LIBOR floor, plus a spread of 2.75% per annum (prior to the Wells Fargo Amendment, the spread ranged between 1.65% and 2.50% per annum). Funding I is subject to a non-usage fee to the extent the aggregate principal amount available under the Wells Fargo Credit Facility has not been borrowed. The non-usage fee per annum is currently 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeds 25%.

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
Citi Credit Facility
On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into a credit facility as amended from time to time, (the “Citi Credit Facility”) with Citibank, N.A. ("Citi") as administrative agent and U.S. Bank as collateral agent, account bank, and collateral custodian. The Citi Credit Facility provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility. The Citi Credit Facility's reinvestment period ends on May 31, 2021 and matures on May 31, 2022. On June 22, 2020, the Company, through CB Funding, entered into an amendment (the “Citi Amendment”) to the Citi Credit Facility. The Citi Amendment, among other things, makes certain changes to the Citi Credit Facility in connection with the upcoming LIBOR discontinuation. In connection with the Citi Credit Facility, CB Funding has made certain representations and warranties, is required to comply with various covenants, reporting requirements, and other customary requirements for similar facilities and is subject to certain customary events of default. Upon the occurrence and during the continuation of an event of default, Citi may declare the outstanding advances and all other obligations under the Citi Credit Facility immediately due and payable. During the continuation of an event of default, CB Funding must pay interest at a default rate.
The Citi Credit Facility contains customary default provisions for facilities of this type pursuant to which Citi may terminate the rights, obligations, power, and authority of the Company, in its capacity as servicer of the portfolio assets under the Citi Credit Facility, including, but not limited to, non-performance of Citi Credit Facility obligations, insolvency, defaults of certain financial covenants, and other events with respect to the Company that may be adverse to Citi and the secured parties under the Citi Credit Facility.
The Citi Credit Facility is priced at three month LIBOR plus a spread of 1.60% per annum through and including the last day of the investment period and 2.00% per annum thereafter. Interest is payable quarterly in arrears. CB Funding is subject to a non-usage fee to the extent the aggregate principal amount available under the Citi Credit Facility has not been borrowed. The non-usage fee per annum is 0.50%. Any amounts borrowed under the Citi Credit Facility along with any accrued and unpaid interest thereunder will mature, and will be due and payable, in three years.
MassMutual Credit Facility
On July 7, 2020, the Company and a wholly-owned, special purpose financing subsidiary of the Company, BDCA Asset Financing, LLC (“BDCA Asset Financing”), entered into a loan and servicing agreement (the “MassMutual Credit Facility”) with Massachusetts Mutual Life Insurance Company (“MassMutual”) as facility servicer and a lender and U.S. Bank National Association as collateral custodian, collateral administrator and administrative agent. The MassMutual Credit Facility provides for borrowings of up to $150 million on a committed basis.
BDCA Asset Financing’s obligations under the MassMutual Credit Facility are secured by a first priority security interest in substantially all of the assets of BDCA Asset Financing, including its portfolio of investments and the Company’s equity interest in BDCA Asset Financing. The obligations of BDCA Asset Financing under the MassMutual Credit Facility are non-recourse to the Company.
The MassMutual Credit Facility provides for borrowings through December 31, 2021 and matures on December 31, 2025. The MassMutual Credit Facility is priced at three-month maturity LIBOR, with a LIBOR floor of 0.75%, plus a spread of 5.0%. Interest is payable quarterly in arrears. BDCA Asset Financing will be subject to a non-usage fee of 0.50% to the extent the aggregate principal amount available under the MassMutual Credit Facility has not been borrowed. BDCA Asset Financing paid a structuring fee and incurred other customary costs and expenses in connection with the MassMutual Credit Facility.
In connection with the MassMutual Credit Facility, the Company and BDCA Asset Financing have made certain representations and warranties and are required to comply with various covenants and other customary requirements. The MassMutual Credit Facility contains customary default provisions pursuant to which MassMutual may terminate the Company in its capacity as portfolio asset servicer of the portfolio assets under the MassMutual Credit Facility. Upon the occurrence of an event of default, MassMutual may declare the outstanding advances and all other obligations under the MassMutual Credit Facility immediately due and payable.

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
On August 14, 2020, the Company redeemed all outstanding 2020 Notes.
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
Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of June 30, 2020 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$531,652	$—	$531,652	$—	$—
Citi Credit Facility (2)	125,500	—	125,500	—	—
2024 Notes (3)	98,937	—	—	98,937	—
2023 Notes (4)	59,810	—	59,810	—	—
2022 Notes (5)	149,588	—	149,588	—	—
2020 Notes (6)	99,946	99,946	—	—	—
Total contractual obligations	$1,065,433	$99,946	$866,550	$98,937	$—
______________

(1)	As of June 30, 2020, we had $68.3 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.

(2)	As of June 30, 2020, we had $274.5 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.

(3)	As of June 30, 2020, we had no unused borrowing capacity under the 2024 Notes.

(4)	As of June 30, 2020, we had no unused borrowing capacity under the 2023 Notes.

(5)	As of June 30, 2020, we had no unused borrowing capacity under the 2022 Notes.

(6)	As of June 30, 2020, we had no unused borrowing capacity under the 2020 Notes.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of June 30, 2020, the Company had unfunded commitments on delayed draw term loans of $16.3 million (including $13.5 million of non-discretionary commitments and $2.8 million of discretionary commitments), unfunded commitments on revolver term loans of $28.1 million, and unfunded equity capital discretionary commitments of $11.1 million. As of December 31, 2019, the Company had unfunded commitments on delayed draw term loans of $24.9 million (including $21.8 million of non-discretionary commitments and $3.1 million of discretionary commitments), unfunded commitments on revolver term loans of $28.0 million, and unfunded equity capital discretionary commitments of $21.4 million. Please refer to Note 7 - Commitments and Contingencies for further detail of these unfunded commitments. We maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.
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
As of June 30, 2020, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 2.10% and fixed rate debt, bearing a weighted average interest rate of 5.17% with a total carrying value (net of deferred financing costs) of $1,056.0 million. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase or decrease by 100 or 200 basis points assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 200 Basis Points	(19.68)%
(-) 100 Basis Points	(9.84)%
Base Interest Rate	—%
(+) 100 Basis Points	9.84%
(+) 200 Basis Points	19.68%
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of June 30, 2020, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, certain of our portfolio companies and our investments, these types of events are impacting and may continue to impact us and such portfolio companies. The effects of a public health emergency may impact (i) the value and performance of us and certain of our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all (iii) our ability to repay debt obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements, and/or covenants under our credit facilities and indentures, (v) our ability to continue to pay distributions or to make them at current levels or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in losses to us. We may also be harmed if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted.
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
As of June 30, 2020, we had approximately $1.1 billion of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $2.7 billion in total assets, (ii) a weighted average cost of funds of 3.83%, (iii) $1.4 billion in debt outstanding (i.e., assumes that the $410.0 million principal amount of 2020 Notes, 2022 Notes, 2023 Notes, and 2024 Notes sold and the full $1.0 billion available to us under the revolving credit facilities we have with Wells Fargo and Citi is outstanding), and (iv) $1.3 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(25.18)%	(14.66)%	(4.14)%	6.38%	16.90%
___________________
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our June 30, 2020 total assets of at least 1.97%.
As of June 30, 2020, the Wells Fargo Facility provided for borrowings in an aggregate principal amount of up to $600.0 million on a committed basis, due May 9, 2023; the Citi Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, due May 31, 2022; the 2020 Notes provided borrowings in an aggregate principal amount of $100.0 million, due September 1, 2020; the 2022 Notes provided borrowings in an aggregate principal amount of $150.0 million, due December 30, 2022; the 2023 Notes provided borrowings in an aggregate principal amount of $60.0 million, due May 30, 2023; and the 2024 Notes provided borrowings in an aggregate principal amount of $100.0 million, due December 15, 2024. See Item 7 in the Annual Report filed on Form 10-K for more information about these financing arrangements.
The discontinuation of LIBOR and the transition to any new reference rates may affect the value of our LIBOR-indexed portfolio investments and may increase the cost of borrowing under our credit facilities, which in each case could affect our results of operations or financial condition.
On July 27, 2017, the U.K. Financial Conduct Authority (“FCA”) announced that LIBOR would be phased out of use after the 2021 calendar year, and the FCA has determined not to compel participant banks to submit LIBOR information after 2021. In response to the expected discontinuation of LIBOR, the Federal Reserve Board and the Federal Reserve Bank of New York formed the Alternative Reference Rates Committee (“ARRC”), a U.S. working group of private-sector representatives and financial regulators, to recommend an alternative reference rate to U.S. dollar LIBOR. Similarly, financial regulators in the UK, the European Union, Japan, and Switzerland formed working groups with the aim of recommending alternatives to LIBOR denominated in their local currencies. The ARRC has recommended the Secured Overnight Financing Rate (“SOFR”) together with a spread adjustment, as appropriate in the particular market, as its preferred alternative reference rate for U.S. dollar LIBOR. SOFR represents the average interest rate to borrow cash overnight collateralized by U.S. Treasury securities, is based on U.S. Treasury-backed repurchase transactions, and published daily by the Federal Reserve Bank.
At this time, it is not possible to predict with complete certainty how the discontinuation of LIBOR will affect financial instruments that utilize LIBOR, whether SOFR or any other alternative reference rates will attain general acceptance in the financial markets, or the pace at which any such transition away from LIBOR and to any other reference rate may occur. The process of phasing out LIBOR or any further changes or reforms to the determination or supervision of LIBOR or alternative reference rates, may result in a sudden or prolonged increase or decrease in reported LIBOR or alternative reference rates, which could have an adverse impact on the market for or value of any securities, loans, derivatives, and other financial obligations or extensions of credit indexed to LIBOR or such alternative reference rate that may be held by or due to us or on our overall financial condition or results of operations.
As of the date of this filing, our Wells Fargo Facility, Citi Credit Facility and MassMutual Facility each have provisions which contemplate the transition away from LIBOR. Under the MassMutual Facility, if BDCA Asset Financing, MassMutual or a majority of lenders determine, for a variety of enumerated reasons, that LIBOR cannot or may not be used, the Administrative Agent thereunder and BDCA Asset Financing will determine an alternative benchmark. Within five days of providing the amendment to all lenders, the amendment will take effect. If no alternative rate exists, the MassMutual Credit Facility will default to the higher of the Prime Rate and the Federal Funds Effective Rate plus 0.50%. The Wells Fargo Credit Facility, also provides a mechanism to notify the Administrative Agent that LIBOR is unavailable, defaulting to the Prime Rate or the Federal Funds Effective Rate plus 1.50%. Similarly, the Citi Credit Facility provides a mechanism to notify the Administrative Agent that LIBOR is unavailable, defaulting to the Prime Rate or the Federal Funds Effective Rate plus 1.50%. We may have to make amendments to all three credit facilities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On April 30, 2020, the Company issued in a private placement an aggregate amount of 693,240 newly issued shares of its common stock to an investor that met the criteria of an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act at a price of $5.77 per share for aggregate cash proceeds of $4.0 million.
The private placement was exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D thereunder. The Company relied, in part, upon representations of the purchaser in the purchase agreement that it was an accredited investor as defined in Regulation D under the Securities Act.
Issuer Purchases of Equity Securities
Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2020 through April 30, 2020	—	$—	—	—
May 1, 2020 through May 31, 2020	—	—	—	—
June 1, 2020 through June 30, 2020	—	—	—	—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

10.1
Eighth Amendment to Credit and Security Agreement, dated as of June 22, 2020, among BDCA-CB Funding LLC, as borrower, the Lenders party thereto, Citibank, N.A., as administrative agent, and the Company, as collateral manager (filed herewith).

10.2
Loan and Servicing Agreement, dated as of July 7, 2020, by and among the Company, BDCA Asset Financing, LLC, Massachusetts Mutual Life Insurance Company and the other Lenders from time to time party thereto, U.S. Bank National Association, as the Administrative Agent, Massachusetts Mutual Life Insurance Company, as the Facility Servicer, the Company, as Portfolio Asset Servicer, and U.S. Bank National Association as the Collateral Custodian (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2020 and herein incorporated by reference).

10.3
Master Participation Agreement, dated as of July 7, 2020, by and among Company and BDCA Asset Financing, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 9, 2020 and herein incorporated by reference).

10.4
Account Control Agreement, dated as of July 7, 2020, by and among BDCA Asset Financing, LLC, as borrower, U.S. Bank National Association and administrative agent, Massachusetts Mutual Life Insurance Company, as facility servicer and U.S. Bank National Association as securities intermediary (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 9, 2020 and herein incorporated by reference).

10.5
Amendment No. 15 to Loan and Servicing Agreement, dated as of July 7, 2020, by and among BDCA Funding I, LLC, the Company, Wells Fargo Bank, National Association, each of the Lenders and Lender Agents party thereto and U.S. Bank National Association (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 9, 2020 and herein incorporated by reference).

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

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	August 14, 2020
/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 14, 2020