Form 10-Q
period 2020-09-30
Business Development Corp of America
filed 2020-11-12
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of November 9, 2020 was 200,693,272.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $268,423 and $358,570, respectively)	$301,140	$406,517
Affiliate Investments, at fair value (amortized cost of $193,656 and $175,470, respectively)	123,312	129,526
Non-affiliate Investments, at fair value (amortized cost of $1,908,495 and $2,105,602, respectively)	1,786,299	2,010,141
Investments, at fair value (amortized cost of $2,370,574 and $2,639,642, respectively)	2,210,751	2,546,184
Cash and cash equivalents	71,011	46,470
Interest and dividends receivable	11,366	17,047
Receivable for unsettled trades	6,037	27,895
Prepaid expenses and other assets	1,915	2,934
Unrealized appreciation on forward currency exchange contracts	54	—
Total assets	$2,301,134	$2,640,530

LIABILITIES
Debt (net of deferred financing costs of $13,957 and $11,288, respectively)	$878,996	$1,083,754
Stockholder distributions payable	15,245	10,503
Management fees payable	8,933	10,098
Incentive fee on income payable	—	6,513
Accounts payable and accrued expenses	10,240	14,765
Payable for unsettled trades	33,909	40,347
Interest and debt fees payable	7,273	11,425
Directors' fees payable	55	54
Unrealized depreciation on forward currency exchange contracts	—	388
Total liabilities	954,651	1,177,847
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 450,000,000 shares authorized; 228,592,208 issued and 200,693,985 outstanding at September 30, 2020, and 215,850,546 issued and 190,207,517 outstanding at December 31, 2019	201	190
Additional paid in capital	1,906,482	1,847,312
Total distributable loss	(560,200)	(384,819)
Total net assets	1,346,483	1,462,683

Total liabilities and net assets	$2,301,134	$2,640,530

Net asset value per share	$6.71	$7.69

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Investment income:
From control investments
Interest income	$4,283	$4,464	$15,504	$14,369
Dividend income	3,273	5,136	9,845	12,456
Fee and other income	5	2	14	2
Total investment income from control investments	7,561	9,602	25,363	26,827
From affiliate investments
Interest income	286	3,307	1,082	10,210
Dividend income	358	1,672	1,439	2,936
Fee and other income	93	6	91	12
Total investment income from affiliate investments	737	4,985	2,612	13,158
From non-affiliate investments
Interest income	33,783	46,976	109,988	140,950
Dividend income	—	—	40	1,756
Fee and other income	2,062	1,052	4,253	2,631
Total investment income from non-affiliate investments	35,845	48,028	114,281	145,337
Interest from cash and cash equivalents	23	577	272	1,023
Total investment income	44,166	63,192	142,528	186,345
Operating expenses:
Management fees	8,933	10,269	28,255	29,739
Incentive fee on income	—	6,985	—	20,549
Interest and debt fees	10,909	14,131	36,986	41,505
Professional fees	1,365	1,207	3,966	4,342
Other general and administrative	785	1,897	3,391	5,424
Administrative services	395	199	955	592
Directors' fees	222	226	733	688
Total expenses	22,609	34,914	74,286	102,839

Income tax expense, including excise tax	1,237	338	1,931	1,301
Net investment gain attributable to non-controlling interests	—	—	—	9
Net investment income	20,320	27,940	66,311	82,196

Realized and unrealized gain (loss):
Net realized gain (loss)
Control investments	(12,689)	(41,306)	(13,061)	(41,400)
Affiliate investments	32	928	634	1,483
Non-affiliate investments	(23,254)	2,183	(93,560)	1,660

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net realized gain (loss) on foreign currency transactions	(845)	(242)	(72)	432
Total net realized loss	(36,756)	(38,437)	(106,059)	(37,825)
Net change in unrealized appreciation (depreciation) on investments
Control investments	21,652	33,530	(15,230)	62,279
Affiliate investments	1,278	(13,964)	(24,400)	(5,197)
Non-affiliate investments	51,891	(23,788)	(26,735)	(22,403)
Net change in deferred taxes	(930)	2,225	818	1,739
Total net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	73,891	(1,997)	(65,547)	36,418
Net change in unrealized depreciation attributable to non-controlling interests	—	—	—	(3,017)
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	519	444	442	(826)
Net realized and unrealized gain (loss)	37,654	(39,990)	(171,164)	(5,250)
Net increase (decrease) in net assets resulting from operations	$57,974	$(12,050)	$(104,853)	$76,946

Per share information - basic and diluted
Net investment income	$0.10	$0.15	$0.34	$0.43
Net increase (decrease) in net assets resulting from operations	$0.29	$(0.06)	$(0.53)	$0.41
Weighted average shares outstanding	199,984,106	190,060,251	196,404,920	189,973,074

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the nine months ended September 30,
	2020	2019
Operations:
Net investment income	$66,311	$82,196
Net realized loss from investments	(105,987)	(38,257)
Net realized gain (loss) on foreign currency transactions	(72)	432
Net change in unrealized appreciation (depreciation) on investments	(66,365)	34,679
Net change in deferred taxes	818	1,739
Net change in unrealized depreciation attributable to non-controlling interests	—	(3,017)
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	442	(826)
Net increase (decrease) in net assets resulting from operations	(104,853)	76,946
Stockholder distributions:
Distributions	(70,528)	(92,357)
Net decrease in net assets from stockholder distributions	(70,528)	(92,357)
Capital share transactions:
Acquisition of non-controlling interest	—	1,281
Issuance of common stock, net of issuance costs	59,000	—
Reinvestment of stockholder distributions	17,657	26,587
Repurchases of common stock	(17,476)	(36,073)
Net increase (decrease) in net assets from capital share transactions	59,181	(8,205)
Total decrease in net assets, before non-controlling interest	(116,200)	(23,616)
Decrease in non-controlling interest	—	(3,686)
Total decrease in net assets	(116,200)	(27,302)
Net assets at beginning of period	1,462,683	1,492,719
Net assets at end of period	$1,346,483	$1,465,417

Net asset value per common share attributable to Business Development Corporation of America	$6.71	$7.75
Common shares outstanding at end of period	200,693,985	189,180,961

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the nine months ended September 30,
	2020	2019
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(104,853)	$76,946
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(6,063)	(3,695)
Net accretion of discount on investments	(5,239)	(6,979)
Amortization of deferred financing costs	3,060	2,666
Amortization of discount on unsecured notes	547	408
Sales and repayments of investments	669,886	560,575
Purchases of investments	(495,503)	(795,510)
Net realized loss from investments	105,987	38,257
Net realized (gain) loss on foreign currency transactions	72	(432)
Net change in unrealized (appreciation) depreciation on investments	66,365	(34,679)
Net change in unrealized (appreciation) depreciation from forward currency exchange contracts	(442)	826
(Increase) decrease in operating assets:
Interest and dividends receivable	5,681	(83)
Receivable for unsettled trades	21,858	5,062
Prepaid expenses and other assets	1,019	179
Increase (decrease) in operating liabilities:
Management fees payable	(1,165)	558
Incentive fee on income payable	(6,513)	1,295
Accounts payable and accrued expenses	(4,848)	4,706
Payable for unsettled trades	(6,438)	20,671
Interest and debt fees payable	(4,152)	821
Directors' fees payable	1	(35)
Net cash provided by (used in) operating activities	239,260	(128,443)

Financing activities:
Acquisition of non-controlling interest	—	1,281
Proceeds from issuance of shares of common stock, net	59,000	—
Repurchases of common stock	(17,476)	(36,078)
Proceeds from debt	774,000	282,000
Payments on debt	(976,652)	(45,000)
Payments of financing costs	(5,406)	(2,531)
Stockholder distributions	(48,129)	(66,170)
Decrease in non-controlling interest	—	(3,686)
Net cash provided by (used in) financing activities	(214,663)	129,816

Net increase in cash and cash equivalents	24,597	1,373
Effect of foreign currency exchange rates	(56)	432
Cash and cash equivalents, beginning of period	46,470	96,692
Cash and cash equivalents, end of period	$71,011	$98,497
Supplemental information:
Interest paid during the period	$37,355	$37,431
Taxes, including excise tax, paid during the period	$2,600	$53
Distributions reinvested	$17,657	$26,587

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 115.8% (b)
1236904 BC, Ltd. (c) (h) (i)	Software/Services	L+5.50% (5.65%), 2/26/2027	$18,876	$18,171	$17,243	1.3%
Abaco Systems Holding Corp. (c) (h) (i)	Industrials	L+6.00% (7.00%), 12/7/2021	23,033	22,922	23,033	1.7%
ABC Financial Intermediate, LLC (c) (j)	Technology	L+4.25% (5.25%), 1/2/2025	14,491	14,446	12,969	1.0%
Abercrombie & Fitch, Co. (a)	Consumer	8.75%, 7/15/2025	3,182	3,182	3,347	0.2%
Accentcare, Inc. (c) (j)	Healthcare	L+5.00% (5.15%), 6/22/2026	13,371	13,261	13,184	1.0%
Acrisure, LLC (i) (j)	Financials	L+3.50% (3.65%), 2/16/2027	24,711	24,693	23,815	1.8%
AHP Health Partners, Inc. (i) (j)	Healthcare	L+4.50% (5.50%), 6/30/2025	13,558	13,499	13,528	1.0%
Alchemy US Holdco 1, LLC (h) (i) (j)	Industrials	L+5.50% (5.65%), 10/10/2025	6,456	6,197	5,961	0.4%
Aldevron, LLC (h) (i) (j)	Healthcare	L+4.25% (5.25%), 10/13/2026	10,716	10,632	10,711	0.8%
Alvogen Pharma US, Inc. (c) (j)	Healthcare	L+5.25% (6.25%), 12/29/2023	12,818	12,778	12,305	0.9%
AM General, LLC (c) (i)	Industrials	L+7.25% (8.25%), 12/28/2021	1,486	1,486	1,531	0.1%
AMI Entertainment Network, LLC (c) (i)	Media/Entertainment	L+6.00% (7.00%), 7/21/2022	12,161	12,074	11,227	0.8%
AMI Entertainment Network, LLC (c) (i)	Media/Entertainment	L+6.00% (7.00%), 7/21/2022	3,667	3,630	3,385	0.3%
AP Gaming I, LLC (j)	Gaming/Lodging	L+3.50% (4.50%), 2/15/2024	7,563	7,559	6,656	0.5%
Aq Carver Buyer, Inc. (c) (h) (i)	Business Services	L+5.00% (6.00%), 9/23/2025	9,321	8,686	9,088	0.7%
AqGen Ascensus, Inc. (j)	Business Services	L+4.00% (5.00%), 12/3/2026	18,251	18,191	18,103	1.3%
Arch Global Precision, LLC (c) (h) (i)	Industrials	L+4.75% (4.97%), 4/1/2026	10,797	10,727	10,797	0.8%
Asp Navigate Acquisition Corp. (j)	Healthcare	L+4.50% (5.50%), 10/6/2027	3,309	3,259	3,268	0.2%
Athenahealth, Inc. (j)	Healthcare	L+4.50% (4.75%), 2/11/2026	12,696	12,557	12,474	0.9%
Avaya Holdings Corp. (a) (j)	Technology	L+4.25% (4.40%), 12/16/2024	20,145	20,028	20,013	1.5%
Aveanna Healthcare, LLC (h)	Healthcare	L+4.25% (5.25%), 3/18/2024	778	747	731	0.1%
Aveanna Healthcare, LLC (h)	Healthcare	L+5.50% (6.50%), 3/18/2024	5,976	5,802	5,647	0.4%
Aveanna Healthcare, LLC (j)	Healthcare	L+6.25% (7.25%), 3/18/2024	3,638	3,566	3,538	0.3%
Axiom Global, Inc. (c) (i)	Business Services	L+4.75% (5.05%), 10/1/2026	11,407	11,314	11,304	0.8%
BBB Industries, LLC (h)	Transportation	L+4.50% (5.58%), 8/1/2025	13,021	12,943	11,954	0.9%
BCP Raptor, LLC (j)	Energy	L+4.25% (5.25%), 6/24/2024	13,783	13,703	10,740	0.8%
BCP Renaissance, LLC (j)	Energy	L+3.50% (4.50%), 10/31/2024	3,393	3,383	3,138	0.2%
Black Mountain Sand, LLC (c) (l)	Energy	L+11.00% (12.50%), 6/28/2024	23,000	22,851	20,700	1.5%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
BMC Software Finance, Inc. (j)	Technology	L+4.25% (4.40%), 10/2/2025	$14,498	$14,394	$14,040	1.0%
Bomgar Corp. (c) (j)	Technology	L+4.00% (4.15%), 4/18/2025	1,947	1,941	1,947	0.1%
Boston Market Corp. (c) (l) (t)	Food & Beverage	5.00%, 4/1/2022	2,428	—	—	—%
CareCentrix, Inc. (c) (i) (j)	Healthcare	L+4.50% (4.72%), 4/3/2025	19,701	19,610	18,736	1.4%
CCW, LLC (c) (h) (i) (l) (t)	Food & Beverage	L+8.00% (9.00%), 3/22/2021	28,175	26,608	16,032	1.2%
CCW, LLC (c) (l) (t)	Food & Beverage	L+8.00% (9.00%), 3/22/2021	1,376	1,300	783	0.1%
CDHA Holdings, LLC (c) (h) (i) (l)	Healthcare	L+7.25% (8.25%), 8/24/2023	15,531	15,397	14,863	1.1%
CDHA Holdings, LLC (c) (k) (l)	Healthcare	L+6.75% (7.75%), 8/24/2023	551	545	527	—%
CDHA Holdings, LLC (c) (k) (l)	Healthcare	L+7.25% (8.25%), 8/24/2023	1,268	1,268	1,212	0.1%
CDS Canada 4, LP (a) (c)	Media/Entertainment	L+4.00% (5.00%), 6/3/2021	348	368	348	—%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (h) (j) (t)	Media/Entertainment	L+5.50% (6.50%), 7/8/2022	3,980	3,912	2,189	0.2%
Chloe Ox Parent, LLC (c) (i) (j)	Healthcare	L+4.50% (5.50%), 12/23/2024	13,321	13,176	12,961	1.0%
Clarion Events, Ltd. (a) (j)	Business Services	L+5.25% (6.25%), 9/30/2024	10,341	10,207	7,761	0.6%
Clover Technologies Group, LLC (c) (j)	Industrials	L+7.50% (8.50%), 2/3/2024	1,475	1,475	1,282	0.1%
CLP Health Services, Inc. (c) (i)	Healthcare	L+5.00% (6.07%), 12/31/2026	10,034	9,862	9,894	0.7%
Cold Spring Brewing, Co. (c) (h) (i)	Food & Beverage	L+4.75% (5.75%), 12/19/2025	8,774	8,696	8,697	0.6%
Community Care Health Network, LLC (c) (h) (j)	Healthcare	L+4.75% (4.90%), 2/17/2025	9,360	9,109	9,143	0.7%
Connect Finco SARL (a) (j)	Telecom	L+4.50% (5.50%), 12/11/2026	4,619	4,493	4,472	0.3%
Conservice Midco, LLC (j)	Business Services	L+4.25% (4.47%), 5/13/2027	3,109	2,977	3,070	0.2%
CONSOL Energy, Inc. (c) (j)	Industrials	L+4.50% (4.65%), 9/27/2024	4,089	4,074	3,312	0.2%
Conterra Ultra Broadband, LLC (c) (j)	Telecom	L+4.50% (4.65%), 4/30/2026	5,999	5,976	5,999	0.4%
Corfin Industries, LLC (c) (h) (i)	Industrials	L+6.00% (7.00%), 2/5/2026	12,236	12,017	12,017	0.9%
Crown Subsea Communications Holding, Inc. (c) (j)	Industrials	L+6.00% (6.16%), 11/3/2025	1,908	1,895	1,908	0.1%
CRS-SPV, Inc. (c) (k) (o)	Industrials	L+4.50% (5.50%), 3/8/2021	62	62	62	—%
Dunn Paper, Inc. (c) (j)	Paper & Packaging	L+4.75% (5.75%), 8/26/2022	581	543	535	—%
Dynasty Acqusition Co., Inc. (i) (j)	Industrials	L+3.50% (3.72%), 4/6/2026	3,361	3,179	2,956	0.2%
Dynasty Acqusition Co., Inc. (i) (j)	Industrials	L+3.50% (3.72%), 4/6/2026	6,252	5,913	5,497	0.4%
Florida Food Products, LLC (c) (h)	Food & Beverage	L+6.50% (7.50%), 9/6/2025	21,946	21,560	20,651	1.5%
Florida Food Products, LLC (c) (i)	Food & Beverage	L+7.25% (8.25%), 9/8/2025	1,328	1,239	1,235	0.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Florida Food Products, LLC (c) (k)	Food & Beverage	L+6.50% (7.50%), 9/6/2023	$1,647	$1,647	$1,561	0.1%
Foresight Energy Operating, LLC (c) (p)	Industrials	L+8.00% (9.50%), 6/30/2027	1,330	1,329	1,348	0.1%
Frontier Communications Corp. (h)	Telecom	P+2.75% (6.00%), 6/17/2024	13,777	13,564	13,522	1.0%
Gold Standard Baking, Inc. (c) (l)	Food & Beverage	L+8.50% (9.50%), 7/25/2022	3,124	2,576	1,250	0.1%
Green Energy Partners/Stonewall, LLC (j)	Utilities	L+5.50% (6.50%), 11/15/2021	1,314	1,313	1,182	0.1%
Green Energy Partners/Stonewall, LLC (j)	Utilities	L+5.50% (6.50%), 11/15/2021	992	991	893	0.1%
HC2 Holdings, Inc. (k)	Industrials	11.50%, 12/1/2021	7,864	7,823	7,490	0.6%
Health Plan One, Inc. (c) (k)	Financials	L+7.50% (8.50%), 7/15/2025	10,695	10,183	10,485	0.8%
HireRight, Inc. (i)	Business Services	L+3.75% (3.90%), 7/11/2025	2,893	2,874	2,630	0.2%
ICR Operations, LLC (c) (h) (i)	Business Services	L+5.00% (6.00%), 3/26/2025	17,189	16,962	17,189	1.3%
ICR Operations, LLC (c) (k)	Business Services	L+5.00% (6.00%), 3/26/2024	1,377	1,376	1,377	0.1%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+5.75% (6.75%), 7/31/2024	46	46	46	0.0%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	L+5.75% (6.75%), 7/31/2024	28,330	28,069	28,330	2.1%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	L+5.75% (6.75%), 7/31/2024	830	818	830	0.1%
Ideal Tridon Holdings, Inc. (c) (k)	Industrials	L+5.75% (6.75%), 7/31/2023	1,124	1,124	1,124	0.1%
IDERA, Inc. (j)	Technology	L+4.00% (5.00%), 6/28/2024	4,282	4,270	4,214	0.3%
Integral Ad Science, Inc. (c) (k) (l)	Software/Services	L+7.25% (8.25%), 7/19/2024	15,448	15,255	15,448	1.1%
Integrated Efficiency Solutions, Inc. (c) (l)	Industrials	L+9.00% (11.00%), 6/30/2022	3,792	3,792	3,119	0.2%
Integrated Global Services, Inc. (c) (i)	Industrials	L+6.00% (7.00%), 2/4/2026	12,106	11,891	11,961	0.9%
Integrated Global Services, Inc. (c) (k)	Industrials	L+6.00% (7.00%), 2/4/2026	1,622	1,622	1,603	0.1%
Intelsat Jackson Holdings, SA (a)	Telecom	8.63%, 1/2/2024	2,367	2,376	2,388	0.2%
Intelsat Jackson Holdings, SA (a)	Telecom	P+4.75% (8.00%), 11/27/2023	1,124	1,121	1,128	0.1%
Internap Corp. (c) (h) (l) (p)	Business Services	L+6.50% (7.50%), 5/8/2025	5,873	5,873	4,980	0.4%
Internap Corp. (c) (p)	Business Services	L+10.00% (11.00%), 5/8/2023	1,995	1,881	1,995	0.1%
International Cruise & Excursions, Inc. (c) (i)	Business Services	L+5.25% (6.25%), 6/6/2025	4,964	4,927	4,169	0.3%
IPC Corp. (c) (j)	Software/Services	L+4.50% (5.50%), 8/6/2021	3,784	3,769	3,269	0.2%
Iri Holdings, Inc. (c) (j)	Business Services	L+4.25% (4.40%), 12/1/2025	4,913	4,876	4,790	0.4%
Jakks Pacific, Inc. (c) (l) (p)	Consumer	10.50%, 2/9/2023	2,360	2,136	2,312	0.2%
K2 Intelligence Holdings, Inc. (c) (h) (i)	Business Services	L+4.75% (5.75%), 9/23/2024	10,251	10,088	10,082	0.7%
Kahala Ireland OpCo Designated Activity Company (a) (c) (k) (l) (o)	Transportation	L+8.00% (13.00%), 12/22/2028	26,549	26,549	26,549	2.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Kaman Distribution Corp. (c) (h) (i)	Industrials	L+5.00% (5.22%), 8/26/2026	$21,336	$19,709	$19,843	1.5%
KidKraft, Inc. (c) (l) (t)	Consumer	L+6.00% (7.00%), 8/15/2022	1,025	50	51	0.0%
KMTEX, LLC (c) (g) (l) (o)	Chemicals	P+3.00% (6.25%), 6/16/2025	816	816	816	0.1%
KMTEX, LLC (c) (g) (l) (o)	Chemicals	P+3.00% (6.25%), 6/16/2025	134	134	134	0.0%
KMTEX, LLC (c) (l) (o)	Chemicals	P+3.00% (6.25%), 6/16/2025	3,179	3,179	3,179	0.2%
Labrie Environmental Group, LLC (a) (c) (h)	Industrials	L+5.50% (6.50%), 9/1/2026	22,866	22,415	22,409	1.7%
Lakeland Tours, LLC (c) (h) (l)	Education	13.25%, 9/27/2027	4,101	2,055	2,051	0.2%
Lakeland Tours, LLC (c) (h) (l)	Education	L+12.00% (13.25%), 9/25/2023	1,777	1,777	1,777	0.1%
Lakeland Tours, LLC (c) (h) (l)	Education	L+7.50% (8.75%), 9/25/2025	3,242	3,242	3,242	0.2%
Lakeland Tours, LLC (c) (h) (l)	Education	L+7.50% (8.75%), 9/25/2025	4,069	3,583	3,581	0.3%
Lakeview Health Holdings, Inc. (c) (l) (t)	Healthcare	9.75%, 12/15/2021	139	124	49	—%
Lakeview Health Holdings, Inc. (c) (l) (t)	Healthcare	9.75%, 12/15/2021	4,037	2,671	1,413	0.1%
LightSquared, LP (l)	Telecom	L+11.75% (12.75%), 12/7/2020	4,931	4,931	4,509	0.3%
Lionbridge Technologies, Inc. (c) (h) (i)	Business Services	L+6.25% (7.25%), 12/29/2025	10,266	10,177	10,266	0.8%
MCS Acquisition Corp. (c)	Business Services	L+4.75% (5.75%), 5/20/2024	13,973	13,941	4,891	0.4%
MED Parentco, LP (c) (j)	Healthcare	L+4.25% (4.40%), 8/31/2026	1,000	1,000	953	0.1%
MED Parentco, LP (c) (j)	Healthcare	L+4.25% (4.40%), 8/31/2026	5,702	5,654	5,431	0.4%
Medallion Midland Acquisition, LP (j)	Energy	L+3.25% (4.25%), 10/30/2024	3,661	3,655	3,439	0.3%
Medical Depot Holdings, Inc. (c) (h) (i) (l)	Healthcare	L+9.50% (10.50%), 1/3/2023	19,138	18,483	13,598	1.0%
MGTF Radio Company, LLC (c) (k) (o)	Media/Entertainment	L+6.00% (7.00%), 4/1/2024	55,521	55,408	43,695	3.2%
Midwest Can Company, LLC (c) (h) (i)	Paper & Packaging	L+5.75% (6.75%), 3/2/2026	17,418	17,103	17,103	1.3%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+6.50% (7.50%), 3/15/2024	10,510	10,337	10,510	0.8%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+6.50% (7.50%), 3/15/2024	11,492	11,333	11,492	0.9%
Miller Environmental Group, Inc. (c) (k)	Business Services	L+6.50% (7.50%), 3/15/2024	397	397	397	0.0%
Mintz Group, LLC (c) (i)	Business Services	L+4.75% (5.75%), 3/18/2026	4,723	4,680	4,680	0.3%
Monitronics International, Inc. (k)	Business Services	L+6.50% (7.75%), 3/29/2024	5,579	5,587	4,184	0.3%
Montreign Operating Company, LLC (c)	Gaming/Lodging	L+2.75% (2.89%), 3/22/2021	7,896	7,863	7,896	0.6%
Mood Media Corp. (c) (h) (l) (p) (t)	Media/Entertainment	L+9.25% (10.25%), 7/31/2025	8,299	8,057	8,299	0.6%
Mood Media Corp. (c) (l) (p)	Media/Entertainment	L+9.25% (10.25%), 7/31/2025	1,689	1,617	1,689	0.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Muth Mirror Systems, LLC (c) (h) (i)	Technology	L+5.25% (6.25%), 4/23/2025	$15,539	$15,303	$13,907	1.0%
Muth Mirror Systems, LLC (c) (k)	Technology	L+5.25% (6.25%), 4/23/2025	325	325	289	0.0%
National Technical Systems, Inc. (c) (h) (i)	Business Services	L+6.00% (7.00%), 6/14/2021	17,238	17,216	16,549	1.2%
Navitas Midstream Midland Basin, LLC (j)	Energy	L+4.50% (5.50%), 12/13/2024	21,618	18,840	20,311	1.5%
New Amsterdam Software Bidco, LLC (c) (h) (i)	Technology	L+5.00% (6.00%), 5/1/2026	6,088	5,991	6,088	0.5%
New Star Metals, Inc. (c) (h) (i)	Industrials	L+6.00% (7.50%), 7/10/2023	21,923	21,549	21,200	1.6%
NN, Inc. (h)	Industrials	L+5.75% (5.90%), 10/19/2022	11,062	10,651	10,908	0.8%
NN, Inc. (h)	Industrials	L+5.75% (6.50%), 10/19/2022	10,041	9,527	9,901	0.7%
Norvax, LLC (c) (k)	Business Services	L+6.50% (7.50%), 9/12/2025	11,403	11,155	11,086	0.8%
NTM Acquisition Corp. (c) (h) (i)	Media/Entertainment	L+6.25% (7.25%), 6/7/2024	22,259	22,166	20,033	1.5%
Olaplex, Inc. (c) (h) (i)	Consumer	L+6.50% (7.50%), 1/8/2026	17,341	17,036	17,341	1.3%
Olaplex, Inc. (c) (k)	Consumer	L+6.50% (7.50%), 1/8/2025	954	954	954	0.1%
ORG GC Holdings, LLC (c) (h) (t)	Business Services	L+6.75% (7.75%), 7/31/2022	21,624	21,457	16,218	1.2%
Perstorp Holding Ab (a) (c) (j)	Chemicals	L+4.75% (5.02%), 2/27/2026	8,890	8,792	8,090	0.6%
PGX Holdings, Inc. (c) (j) (l) (t)	Consumer	L+9.50% (10.50%), 9/29/2023	10,535	9,780	8,038	0.6%
Planet Equity Group, LLC (c) (h)	Business Services	L+5.25% (6.25%), 11/18/2025	14,829	14,639	14,829	1.1%
Planet Equity Group, LLC (c) (k)	Business Services	L+5.25% (6.25%), 11/18/2024	1,163	1,163	1,163	0.1%
PlayPower, Inc. (c) (h) (i)	Industrials	L+5.50% (5.65%), 5/8/2026	25,416	25,110	24,146	1.8%
Premier Dental Services, Inc. (c) (h) (i)	Healthcare	L+5.25% (6.25%), 6/30/2023	32,105	31,982	29,826	2.2%
Premier Global Services, Inc. (c) (j)	Telecom	L+6.50% (7.50%), 6/8/2023	6,072	5,932	3,916	0.3%
PSKW, LLC (c) (h) (i)	Healthcare	L+6.25% (7.25%), 3/9/2026	29,850	29,174	29,253	2.2%
PT Network, LLC (c) (h) (l)	Healthcare	L+7.50% (8.73%), 11/30/2023	16,953	16,889	14,902	1.1%
Questex, Inc. (c) (h) (i)	Media/Entertainment	L+5.75% (6.75%), 9/9/2024	15,867	15,659	14,487	1.1%
Questex, Inc. (c) (k)	Media/Entertainment	L+5.75% (6.75%), 9/9/2024	1,292	1,292	1,180	0.1%
RE Investment Company, LLC (c) (h)	Industrials	L+8.00% (9.00%), 9/25/2025	13,667	13,327	13,325	1.0%
Red River Technology, LLC (c) (h) (i)	Business Services	L+5.00% (6.00%), 8/30/2024	23,491	23,210	23,491	1.8%
Reddy Ice Corp. (c) (h) (i)	Food & Beverage	L+6.00% (7.20%), 7/1/2025	19,393	18,932	18,859	1.4%
Reddy Ice Corp. (c) (k)	Food & Beverage	L+6.00% (7.20%), 7/1/2025	1,275	1,257	1,236	0.1%
Regionalcare Hospital Partners Holdings, Inc. (j)	Healthcare	L+3.75% (3.90%), 11/14/2025	21,025	20,779	20,408	1.5%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
REP TEC Intermediate Holdings, Inc. (c) (h) (i)	Software/Services	L+6.50% (7.50%), 6/19/2025	$6,997	$6,799	$6,840	0.5%
Resco Products, Inc. (c) (l)	Industrials	L+7.00% (9.00%), 6/5/2022	9,850	9,850	9,062	0.7%
Safety Products/JHC Acquisition Corp. (c) (j)	Industrials	L+4.50% (4.65%), 6/28/2026	17,583	17,449	16,106	1.2%
Safety Products/JHC Acquisition Corp. (c) (j)	Industrials	L+4.50% (4.65%), 6/28/2026	950	950	871	0.1%
Schenectady International Group, Inc. (j)	Chemicals	L+4.75% (4.91%), 10/15/2025	21,563	21,197	20,701	1.5%
SCIH Salt Holdings, Inc. (c)	Industrials	L+4.00% (5.00%), 3/17/2025	509	509	470	—%
SCIH Salt Holdings, Inc. (h) (i)	Industrials	L+4.50% (5.50%), 3/16/2027	24,913	24,680	24,850	1.9%
SFR Group, SA (a) (i) (j)	Telecom	L+4.00% (4.15%), 8/14/2026	12,869	12,777	12,476	0.9%
Shields Health Solutions Holdings, LLC (c) (h) (i)	Healthcare	L+5.00% (5.15%), 8/19/2026	6,910	6,852	6,910	0.5%
SitusAMC Holdings Corp. (c) (h)	Financials	L+4.75% (5.75%), 6/28/2025	1,477	1,455	1,455	0.1%
SitusAMC Holdings Corp. (c) (h) (i)	Financials	L+4.75% (5.75%), 6/30/2025	8,422	8,321	8,312	0.6%
SitusAMC Holdings Corp. (c) (k)	Financials	L+4.75% (5.75%), 6/30/2025	752	742	742	0.1%
Skillsoft Corp. (c)	Technology	L+7.50% (8.50%), 12/27/2024	725	682	681	0.1%
Skillsoft Corp. (c)	Technology	L+7.50% (8.50%), 12/27/2024	638	604	603	—%
Skillsoft Corp. (c) (j) (t)	Technology	L+7.50% (8.50%), 4/28/2025	4,249	4,249	4,249	0.3%
Sotera Health Holdings, LLC (j)	Healthcare	L+4.50% (5.50%), 12/11/2026	3,813	3,717	3,794	0.3%
Spirit Aerosystems, Inc. (a)	Industrials	5.50%, 1/15/2025	497	497	502	—%
Spirit Aerosystems, Inc. (a) (j)	Industrials	L+5.25% (6.00%), 1/31/2025	1,655	1,647	1,647	0.1%
SSH Group Holdings, Inc. (j)	Education	L+4.25% (4.47%), 7/30/2025	10,654	10,627	10,086	0.8%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (8.00%), 3/29/2023	4,744	4,675	4,649	0.3%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (8.00%), 3/29/2023	8,263	8,181	8,106	0.7%
Subsea Global Solutions, LLC (c) (k)	Business Services	L+7.00% (8.00%), 3/29/2023	193	193	189	—%
Tax Defense Network, LLC (c) (l) (p) (t)	Consumer	10.00%, 9/30/2021	3,230	2,986	3,230	0.2%
Tax Defense Network, LLC (c) (l) (p) (t)	Consumer	L+6.00% (10.00%), 9/30/2021	32,986	21,646	2,309	0.2%
Tax Defense Network, LLC (c) (l) (p) (t)	Consumer	L+6.00% (10.00%), 9/30/2021	5,855	3,833	410	—%
The Dun & Bradstreet Corp. (j)	Business Services	L+3.75% (3.89%), 2/6/2026	9,950	9,797	9,836	0.7%
Tillamook Country Smoker, LLC (c) (h)	Food & Beverage	L+5.75% (6.75%), 5/19/2022	9,937	9,888	9,646	0.7%
Tillamook Country Smoker, LLC (c) (k)	Food & Beverage	L+5.75% (6.75%), 5/19/2022	2,561	2,561	2,486	0.2%
Tivity Health, Inc. (a) (j)	Healthcare	L+4.25% (4.40%), 3/8/2024	859	853	809	0.1%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Tivity Health, Inc. (a) (j)	Healthcare	L+5.25% (5.40%), 3/6/2026	$3,602	$3,532	$3,389	0.3%
Trademark Global, LLC (c) (k) (l)	Consumer	L+10.00% (11.00%), 10/31/2022	1,933	1,933	1,836	0.1%
Traverse Midstream Partners, LLC (j)	Energy	L+4.00% (5.00%), 9/27/2024	16,099	15,786	14,751	1.1%
Trilogy International Partners, LLC (a)	Telecom	8.88%, 5/1/2022	14,875	14,848	13,611	1.0%
University of St. Augustine Acquisition Corp. (c) (h) (i)	Education	L+4.25% (5.25%), 2/2/2026	23,822	23,368	23,965	1.8%
Veritext Corp. (c) (h) (i)	Business Services	L+3.25% (3.40%), 8/1/2025	4,937	4,937	4,641	0.4%
Verscend Holding Corp. (j)	Healthcare	L+4.50% (4.65%), 8/27/2025	1,737	1,704	1,718	0.1%
Vertex Aerospace Services Corp. (h) (i)	Industrials	L+4.50% (4.65%), 6/30/2025	8,660	8,630	8,519	0.6%
Vyaire Medical, Inc. (c) (j)	Healthcare	L+4.75% (5.75%), 4/16/2025	7,932	7,725	6,108	0.5%
WaterBridge Midstream Operating, LLC (j)	Energy	L+5.75% (6.75%), 6/22/2026	13,804	13,563	11,447	0.9%
WMK, LLC (c)	Business Services	L+5.75% (6.75%), 9/5/2025	357	354	348	—%
WMK, LLC (c) (h) (i)	Business Services	L+5.75% (6.75%), 9/5/2025	19,157	18,887	18,525	1.4%
WMK, LLC (c) (k)	Business Services	L+5.75% (6.75%), 9/5/2025	2,591	2,582	2,529	0.2%
WMK, LLC (c) (k)	Business Services	L+5.75% (6.75%), 9/5/2024	2,618	2,618	2,529	0.2%
Subtotal Senior Secured First Lien Debt				$1,673,953	$1,559,237	115.8%

Senior Secured Second Lien Debt - 15.7% (b)
Accentcare, Inc. (c) (h)	Healthcare	L+8.75% (8.90%), 6/21/2027	$17,795	$17,422	$17,297	1.3%
Anchor Glass Container Corp. (c) (k)	Paper & Packaging	L+7.75% (8.75%), 12/6/2024	20,000	19,845	8,000	0.6%
Astro AB Merger Sub, Inc. (a) (c) (h)	Financials	L+7.50% (8.50%), 4/28/2023	7,758	7,758	7,719	0.6%
Avatar Purchaser, Inc. (c) (j)	Software/Services	L+7.50% (8.50%), 11/17/2025	11,716	11,491	11,294	0.8%
Aveanna Healthcare, LLC (h)	Healthcare	L+8.00% (9.00%), 3/17/2025	5,883	5,833	5,442	0.4%
BrandMuscle Holdings, Inc. (c) (k)	Business Services	L+8.50% (9.50%), 6/1/2022	24,500	24,373	23,091	1.7%
Carlisle FoodService Products, Inc. (c) (h)	Consumer	L+7.75% (8.75%), 3/20/2026	10,719	10,573	10,449	0.8%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (t)	Media/Entertainment	L+8.25% (9.25%), 7/10/2023	9,177	8,961	459	0.0%
Dentalcorp Perfect Smile, ULC (a) (c) (k)	Healthcare	L+7.50% (8.50%), 6/8/2026	10,139	10,065	10,098	0.8%
Dimora Brands, Inc. (c) (k)	Consumer	L+8.50% (9.50%), 8/25/2025	4,464	4,463	4,464	0.3%
Edelman Financial Services, LLC (a) (c) (j)	Financials	L+6.75% (6.89%), 7/20/2026	8,852	8,837	8,454	0.6%
Hyland Software, Inc. (h)	Technology	L+7.00% (7.75%), 7/7/2025	6,904	6,927	6,855	0.5%
ICP Industrial, Inc. (c) (k)	Chemicals	L+8.25% (9.25%), 5/3/2024	5,588	5,587	5,155	0.4%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
MLN US Holdco, LLC (a) (c) (h) (i)	Technology	L+8.75% (8.91%), 11/30/2026		$3,000	$2,954	$1,992	0.2%
PetVet Care Centers, LLC (c) (h)	Healthcare	L+6.25% (6.40%), 2/13/2026		3,539	3,527	3,437	0.3%
PI US Holdco III, Ltd. (a) (c) (k)	Financials	L+7.25% (8.25%), 12/22/2025		7,865	7,808	7,314	0.6%
ProAmpac, LLC (c) (k)	Paper & Packaging	L+8.50% (9.50%), 11/18/2024		3,352	3,351	3,251	0.2%
Project Boost Purchaser, LLC (c) (k)	Business Services	L+8.00% (8.15%), 5/31/2027		1,848	1,848	1,791	0.1%
QuickBase, Inc. (c)	Technology	L+8.00% (8.15%), 4/2/2027		7,484	7,362	7,353	0.5%
Recess Holdings, Inc. (c) (h)	Industrials	L+7.75% (8.75%), 9/29/2025		16,134	15,959	14,843	1.1%
Renaissance Holding Corp. (c)	Software/Services	L+7.00% (7.15%), 5/29/2026		8,456	8,336	8,118	0.6%
River Cree Enterprises, LP (a) (c) (m)	Gaming/Lodging	10.00%, 5/17/2025	CAD	21,275	16,448	13,609	1.0%
SSH Group Holdings, Inc. (c) (h)	Education	L+8.25% (8.47%), 7/30/2026		10,122	10,048	9,717	0.7%
St. Croix Hospice Acquisition Corp. (c) (k)	Healthcare	L+8.75% (9.75%), 3/29/2024		2,056	1,996	2,056	0.2%
TIBCO Software, Inc. (k)	Technology	L+7.25% (7.40%), 3/3/2028		13,020	12,959	12,695	0.9%
Travelpro Products, Inc. (a) (c) (l)	Consumer	13.00%, 11/21/2022		2,492	2,491	2,024	0.2%
Travelpro Products, Inc. (a) (c) (l) (m)	Consumer	13.00%, 11/21/2022	CAD	2,885	2,215	1,760	0.1%
Vantage Mobility International, LLC (c) (l) (p) (t)	Transportation	L+6.00% (7.00%), 9/9/2021		3,282	2,914	2,174	0.2%
Subtotal Senior Secured Second Lien Debt					$242,351	$210,911	15.7%

Subordinated Debt - 8.7% (b)
Captek Softgel International, Inc. (c) (l) (t)	Health/Fitness	11.50%, 1/30/2023		$7,181	$7,071	$5,601	0.4%
Del Real, LLC (c) (l) (t)	Food & Beverage	14.50%, 4/1/2023		3,509	3,131	2,961	0.2%
DoorDash, Inc. (c) (k) (l)	Technology	10.00%, 3/1/2025		23,738	23,441	24,094	1.8%
Gdb Debt Recovery Authority Of Commonwealth Puerto Rico (a) (l)	Financials	7.50%, 8/20/2040		13,003	9,689	8,953	0.6%
HemaSource, Inc. (c) (k) (x)	Healthcare	11.00%, 1/1/2024		2,235	2,167	2,212	0.2%
Park Ave RE Holdings, LLC (c) (k) (l) (o) (w)	Financials	13.00%, 12/31/2021		38,474	38,474	38,474	2.9%
PCX Aerostructures, LLC (c) (k) (l) (p)	Industrials	6.00%, 8/9/2021		7,995	6,182	9,719	0.7%
Siena Capital Finance, LLC (c) (k) (o)	Financials	12.50%, 5/15/2024		25,500	25,492	25,500	1.9%
Subtotal Subordinated Debt					$115,647	$117,514	8.7%

Collateralized Securities - 7.1% (b)
Collateralized Securities - Debt Investments
Avery Point CLO, Ltd. 15-6A E1 (a) (c) (k)	Diversified Investment Vehicles	L+5.50% (5.75%), 8/6/2027		$3,500	$3,190	$2,700	0.2%
Babson CLO, Ltd. 16-2A ER (a) (c)	Diversified Investment Vehicles	L+6.50% (6.77%), 7/20/2028		2,650	2,393	2,397	0.2%
Ballyrock, Ltd. 16-1A ER (a) (c)	Diversified Investment Vehicles	L+6.95% (7.23%), 10/16/2028		2,600	2,295	2,343	0.2%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Catamaran CLO, Ltd. 16-1A D (a) (c) (k)	Diversified Investment Vehicles	L+6.65% (6.92%), 1/18/2029	$7,250	$7,070	$6,387	0.5%
Cedar Funding, Ltd. 14-4A ER (a) (c)	Diversified Investment Vehicles	L+6.36% (6.62%), 7/23/2030	2,500	2,207	2,283	0.2%
CIFC Funding, Ltd. 15-5A DR (a) (c)	Diversified Investment Vehicles	L+5.55% (5.79%), 10/25/2027	3,000	2,648	2,585	0.2%
Crown Point CLO, Ltd. 2019-8A E (a) (c) (k)	Diversified Investment Vehicles	L+7.10% (7.37%), 10/20/2032	4,000	3,807	3,706	0.3%
Dryden Senior Loan Fund 17-49A E (a) (c) (k)	Diversified Investment Vehicles	L+6.30% (6.57%), 7/18/2030	3,000	2,898	2,681	0.2%
Dryden Senior Loan Fund 2014-36A ER2 (a) (c) (k)	Diversified Investment Vehicles	L+6.88% (7.16%), 4/15/2029	2,000	1,951	1,777	0.1%
Eaton Vance CDO, Ltd. 15-1A FR (a) (c) (k)	Diversified Investment Vehicles	L+7.97% (8.24%), 1/20/2030	2,000	1,814	1,507	0.1%
Greywolf CLO, Ltd. 20-3RA ER (a) (c) (k)	Diversified Investment Vehicles	L+8.74% (9.00%), 4/15/2033	1,000	933	725	0.1%
Highbridge Loan Management, Ltd. 11A-17 E (a) (c)	Diversified Investment Vehicles	L+6.10% (6.35%), 5/6/2030	3,000	2,522	2,520	0.2%
ICG US CLO, Ltd. 15-2RA D (a) (c) (k)	Diversified Investment Vehicles	L+6.99% (7.26%), 1/17/2033	1,500	1,429	1,088	0.1%
Jamestown CLO, Ltd. 17-10A D (a) (c)	Diversified Investment Vehicles	L+6.70% (6.97%), 7/17/2029	1,200	971	1,013	0.1%
LCM, Ltd. Partnership 16A ER2 (a) (c) (k)	Diversified Investment Vehicles	L+6.38% (6.66%), 10/15/2031	2,500	2,319	2,160	0.2%
Madison Park Funding, Ltd. 14-13A ER (a) (c)	Diversified Investment Vehicles	L+5.75% (6.02%), 4/19/2030	2,500	2,018	2,122	0.1%
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (k) (p) (t)	Diversified Investment Vehicles	L+11.00% (11.24%), 4/25/2031	4,750	4,554	3,496	0.2%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (k) (p) (t)	Diversified Investment Vehicles	L+7.50% (7.77%), 1/20/2027	10,728	9,626	5,002	0.4%
OCP CLO, Ltd. 14-5A DR (a) (c) (k)	Diversified Investment Vehicles	L+5.70% (5.94%), 4/26/2031	2,200	2,069	1,897	0.1%
Regatta II Funding, LP 13-2A DR2 (a) (c)	Diversified Investment Vehicles	L+6.95% (7.23%), 1/15/2029	2,000	1,783	1,783	0.1%
Regatta IX Funding, Ltd. 17-1A E (a) (c)	Diversified Investment Vehicles	L+6.00% (6.27%), 4/17/2030	2,000	1,776	1,802	0.1%
Sound Point CLO, Ltd. 16-1A ER (a) (c)	Diversified Investment Vehicles	L+5.25% (5.52%), 7/20/2028	3,750	3,054	3,195	0.2%
Sound Point CLO, Ltd. 16-3A E (a) (c)	Diversified Investment Vehicles	L+6.65% (6.91%), 1/23/2029	2,500	2,124	2,123	0.1%
Sound Point CLO, Ltd. 17-1A E (a) (c) (k)	Diversified Investment Vehicles	L+5.96% (6.22%), 1/23/2029	4,000	3,781	3,038	0.2%
Sound Point CLO, Ltd. 18-3A D (a) (c) (k)	Diversified Investment Vehicles	L+5.79% (6.03%), 10/26/2031	1,000	915	780	0.1%
Sound Point CLO, Ltd. 2015-3A ER (a) (c) (k)	Diversified Investment Vehicles	L+5.25% (5.52%), 1/20/2028	2,000	1,892	1,711	0.1%
Symphony CLO, Ltd. 2012-9A ER2 (a) (c) (k)	Diversified Investment Vehicles	L+6.95% (7.22%), 7/16/2032	3,000	2,946	2,270	0.2%
TCW CLO 2019-1 AMR, Ltd. 19-1A F (a) (c) (k)	Diversified Investment Vehicles	L+8.67% (8.95%), 2/15/2029	2,500	2,404	2,040	0.1%
Tralee CLO, Ltd. 13-1A DR (a) (c)	Diversified Investment Vehicles	L+4.18% (4.45%), 7/20/2029	2,500	2,300	2,138	0.2%
Whitehorse, Ltd. 2014-1A E (a) (c) (p)	Diversified Investment Vehicles	L+4.55% (4.80%), 5/1/2026	8,000	7,843	3,868	0.3%
Zais CLO 13, Ltd. 19-13A D1 (a) (c) (k)	Diversified Investment Vehicles	L+4.52% (4.80%), 7/15/2032	3,000	2,863	2,466	0.2%
Collateralized Securities - Equity Investments (n)

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Figueroa CLO, Ltd. 2014-1A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 1/15/2027	$2,986	$260	$—	—%
MidOcean Credit CLO 2013-2A INC (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 1/29/2030	37,600	15,829	4,038	0.3%
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (k) (p) (v)	Diversified Investment Vehicles	0.00%, 4/25/2031	31,603	19,121	16,105	1.2%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 1/20/2027	31,575	6,285	—	0.0%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 3/20/2025	1,970	263	—	0.0%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026	1,886	134	—	—%
Whitehorse, Ltd. 2014-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 5/1/2026	36,000	6,965	—	—%
Subtotal Collateralized Securities				$139,252	$95,746	7.1%

Equity/Other - 16.9% (b) (d)
Aden & Anais Holdings, Inc. (c) (e) (x)	Retail		4,470	$—	$—	—%
Answers Corp. (c) (e) (p)	Media/Entertainment		908,911	11,361	727	0.1%
Baker Hill Acquisition, LLC (c) (e)	Financials		22,653	—	—	—%
Black Mountain Sand, LLC (c) (e) (u)	Energy		55,463	—	3	—%
Capstone Nutrition Development, LLC (c) (e) (p) (u)	Consumer		47,883	4,468	5,119	0.4%
Captek Softgel International, Inc. (c) (e) (x)	Health/Fitness		8,498	942	—	0.0%
Clover Technologies Group, LLC (c) (e) (j)	Industrials		2,753	275	425	0.0%
Clover Technologies Group, LLC (c) (e) (j)	Industrials		180,274	1,153	20	0.0%
CRD Holdings, LLC (c) (o) (u)	Energy	9.00%	52,285,603	21,537	23,055	1.7%
CRS-SPV, Inc. (c) (e) (k) (o)	Industrials		246	2,219	1,393	0.1%
Danish CRJ, Ltd. (a) (c) (e) (p) (r)	Transportation		5,002	—	—	0.0%
Data Source Holdings, LLC (c) (e)	Business Services		10,617	140	203	—%
Del Real, LLC (c) (e) (u)	Food & Beverage		670,510	382	—	0.0%
Dyno Acquiror, Inc. (c) (e)	Consumer		134,102	58	80	—%
First Eagle Greenway Fund II, LLC (a) (k) (p)	Diversified Investment Vehicles		5,329	5,329	1,771	0.1%
Foresight Energy Operating, LLC (c) (e) (p) (u)	Industrials		158,093	2,087	2,116	0.2%
HemaSource, Inc. (c) (e) (x)	Healthcare		223,503	168	212	0.0%
ICP Industrial, Inc. (c) (e)	Chemicals		288	279	389	—%
Integrated Efficiency Solutions, Inc. (c) (e)	Industrials		53,215	56	—	—%
Integrated Efficiency Solutions, Inc. (c) (e)	Industrials		2,975	3	—	0.0%
Internap Corp (c) (e) (p)	Business Services		1,293,189	543	1,611	0.1%
Jakks Pacific, Inc. (c) (e) (p)	Consumer		3,389	102	402	—%
Jakks Pacific, Inc. (e) (p) (s)	Consumer		9,884	41	38	—%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (o) (z)	Transportation		1	—	51,952	3.9%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (o) (z)	Transportation		3,250,000	2,797	3,250	0.3%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Kahala US OpCo, LLC (a) (c) (e) (o) (aa)	Transportation	13.00%	4,413,472	$—	$—	—%
KidKraft, Inc. (c) (e) (u)	Consumer		2,682,257	—	—	—%
KMTEX, LLC (c) (e) (o) (u)	Chemicals		4,162,000	2,793	6,451	0.5%
KMTEX, LLC (c) (e) (o) (u)	Chemicals		442,000	—	—	—%
Lakeview Health Holdings, Inc. (c) (e)	Healthcare		447	—	—	0.0%
MGTF Holdco, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	0.0%
Mood Media Corp. (c) (e) (p)	Media/Entertainment		4,621,109	2,713	4,383	0.3%
Motor Vehicle Software Corp. (c) (x)	Business Services		223,503	318	201	—%
New Constellis Holdings Inc. (c) (e)	Business Services		2,316	67	67	0.0%
NMFC Senior Loan Program I, LLC (a) (o)	Diversified Investment Vehicles		50,000	50,000	43,280	3.2%
Nomacorc, LLC (c) (e) (u)	Industrials		356,816	56	80	—%
Park Ave RE Holdings, LLC (c) (e) (k) (o) (w)	Financials		719	2,415	1,812	0.1%
PCX Aerostructures, LLC (c) (e) (p)	Industrials		27,250	—	—	—%
PCX Aerostructures, LLC (c) (e) (p)	Industrials		1,356	—	—	0.0%
PCX Aerostructures, LLC (c) (e) (p)	Industrials		315	—	437	—%
PennantPark Credit Opportunities Fund II, LP (a) (p)	Diversified Investment Vehicles		8,739	8,739	9,083	0.7%
PT Network, LLC (c) (e) (u)	Healthcare		3	—	—	—%
RMP Group, Inc. (c) (u)	Financials		223	164	299	—%
Schweiger Dermatology Group, LLC (c) (e) (u)	Healthcare		265,024	—	—	—%
Siena Capital Finance, LLC (c) (k) (o)	Financials		35,839,400	36,548	31,538	2.3%
Skillsoft Corp. (c) (e) (j)	Technology		39,794	4,993	4,995	0.4%
Smile Brands, Inc. (c) (e)	Healthcare		712	815	797	0.1%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	0.0%
St. Croix Hospice Acquisition Corp. (c) (e)	Healthcare		112	—	173	0.0%
St. Croix Hospice Acquisition Corp. (c) (e)	Healthcare		112	64	142	—%
SYNACOR, Inc. (e) (s)	Technology		59,785	—	90	—%
Tap Rock Resources, LLC (c) (e) (g) (p) (u)	Energy		18,356,442	13,328	14,760	1.1%
Tax Advisors Group, LLC (c) (u)	Financials		86	609	755	0.1%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	0.0%
Tax Defense Network, LLC (c) (e) (p)	Consumer		633,382	—	—	0.0%
Team Waste, LLC (c) (p) (u)	Industrials		128,483	2,569	2,570	0.2%
Tennenbaum Waterman Fund, LP (a) (k) (p)	Diversified Investment Vehicles		10,000	10,000	9,321	0.7%
Travelpro Products, Inc. (a) (c) (e)	Consumer		447,007	506	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		4,206	31	15	—%
United Biologics, LLC (c) (e) (u)	Healthcare		3,155	—	—	0.0%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2020 (Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
United Biologics, LLC (c) (e) (u)	Healthcare		99,236	$—	$—	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		39,769	132	21	—%
United Biologics, LLC (c) (e) (u)	Healthcare		223	35	9	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		490	490	228	—%
USASF Holdco, LLC (c) (e) (u)	Financials		139	139	694	0.1%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		1,468,221	—	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		391,131	—	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		3,280,908	3,140	—	—%
Women's Marketing, Inc. (c) (e)	Media/Entertainment		3,643	—	—	—%
World Business Lenders, LLC (c) (e)	Financials		922,669	3,750	2,168	0.2%
WPNT, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
WSO Holdings, LP (c) (e)	Food & Beverage		698	280	208	—%
Wythe Will Tzetzo, LLC (c) (e) (u)	Food & Beverage		22,312	302	—	—%
YummyEarth, Inc. (c) (e)	Food & Beverage		223	—	—	—%
Subtotal Equity/Other				$199,371	$227,343	16.9%

TOTAL INVESTMENTS - 164.2% (b)				$2,370,574	$2,210,751	164.2%
Forward foreign currency contracts:

Counterparty	Contract to Deliver	In Exchange For	Maturity Date	Unrealized Appreciation
Goldman Sachs International	CAD 21,884	$16,443	8/7/2020	$54
_____________

(a)
All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Qualifying assets represent 81.9% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.

(b)	Percentages are based on net assets as of September 30, 2020.

(c)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).

(d)	All amounts are in thousands except share amounts.

(e)	Non-income producing at September 30, 2020.

(f)	The Company has various unfunded commitments to portfolio companies. Please refer to Note 7 - Commitments and Contingencies for details of these unfunded commitments.

(g)	The commitment related to this investment is discretionary.

(h)	The Company's investment or a portion thereof is pledged as collateral under the JPM Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

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

(k)
The Company's investment or a portion thereof is pledged as collateral under the MassMutual Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

(l)	For the three months ended September 30, 2020, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind (“PIK”):
September 30, 2020 (Unaudited)

Portfolio Company	Investment Type	Cash	PIK	All-in Rate	PIK earned for the three months ended September 30, 2020
Black Mountain Sand, LLC	Senior Secured First Lien Debt	12.50%	—%	12.50%	$—
Boston Market Corp.	Senior Secured First Lien Debt	—%	5.00%	5.00%	—
CCW, LLC	Senior Secured First Lien Debt	—%	9.00%	9.00%	—
CCW, LLC	Senior Secured First Lien Debt	—%	9.00%	9.00%	—
CDHA Holdings, LLC	Senior Secured First Lien Debt	6.75%	1.00%	7.75%	1
CDHA Holdings, LLC	Senior Secured First Lien Debt	7.25%	1.00%	8.25%	3
CDHA Holdings, LLC	Senior Secured First Lien Debt	7.25%	1.00%	8.25%	40
Foresight Energy Operating, LLC	Senior Secured First Lien Debt	—%	9.50%	9.50%	10
Gold Standard Baking, Inc.	Senior Secured First Lien Debt	7.50%	2.00%	9.50%	16
Integral Ad Science, Inc.	Senior Secured First Lien Debt	7.00%	1.25%	8.25%	49
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	8.00%	3.00%	11.00%	41
Internap Corp.	Senior Secured First Lien Debt	4.00%	3.50%	7.50%	36
Jakks Pacific, Inc.	Senior Secured First Lien Debt	8.00%	2.50%	10.50%	—
Kahala Ireland OpCo Designated Activity Company	Senior Secured First Lien Debt	13.00%	—%	13.00%	—
KidKraft, Inc.	Senior Secured First Lien Debt	—%	7.00%	7.00%	—
KMTEX, LLC	Senior Secured First Lien Debt	—%	6.25%	6.25%	—
KMTEX, LLC	Senior Secured First Lien Debt	—%	6.25%	6.25%	58
KMTEX, LLC	Senior Secured First Lien Debt	—%	6.25%	6.25%	13
Lakeland Tours, LLC	Senior Secured First Lien Debt	7.25%	6.00%	13.25%	199
Lakeland Tours, LLC	Senior Secured First Lien Debt	7.25%	6.00%	13.25%	—
Lakeland Tours, LLC	Senior Secured First Lien Debt	2.75%	6.00%	8.75%	—
Lakeland Tours, LLC	Senior Secured First Lien Debt	2.75%	6.00%	8.75%	—
Lakeland Tours, LLC	Senior Secured First Lien Debt	—%	13.25%	13.25%	—
Lakeview Health Holdings, Inc.	Senior Secured First Lien Debt	—%	9.75%	9.75%	—
Lakeview Health Holdings, Inc.	Senior Secured First Lien Debt	—%	9.75%	9.75%	—
LightSquared, LP	Senior Secured First Lien Debt	12.75%	—%	12.75%	156
Medical Depot Holdings, Inc.	Senior Secured First Lien Debt	8.50%	2.00%	10.50%	97
Mood Media Corp.	Senior Secured First Lien Debt	8.25%	2.00%	10.25%	—
Mood Media Corp.	Senior Secured First Lien Debt	8.25%	2.00%	10.25%	—
PGX Holdings, Inc.	Senior Secured First Lien Debt	6.25%	4.25%	10.50%	—
PT Network, LLC	Senior Secured First Lien Debt	6.73%	2.00%	8.73%	86
Resco Products, Inc.	Senior Secured First Lien Debt	7.00%	2.00%	9.00%	—
Squan Holding Corp.	Senior Secured First Lien Debt	8.00%	1.00%	9.00%	28
Tax Defense Network, LLC	Senior Secured First Lien Debt	—%	10.00%	10.00%	—
Tax Defense Network, LLC	Senior Secured First Lien Debt	—%	10.00%	10.00%	—
Tax Defense Network, LLC	Senior Secured First Lien Debt	—%	10.00%	10.00%	—
Trademark Global, LLC	Senior Secured First Lien Debt	9.00%	2.00%	11.00%	17
Travelpro Products, Inc.	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%	75
Travelpro Products, Inc.	Senior Secured Second Lien Debt	11.00%	2.00%	13.00%	64
Vantage Mobility International, LLC	Senior Secured Second Lien Debt	—%	7.00%	7.00%	—
Captek Softgel International, Inc.	Subordinated Debt	10.00%	1.50%	11.50%	—
Del Real, LLC	Subordinated Debt	12.50%	2.00%	14.50%	—
DoorDash, Inc.	Subordinated Debt	—%	10.00%	10.00%	566
Gdb Debt Recovery Authority Of Commonwealth Puerto Rico	Subordinated Debt	7.50%	—%	7.50%	—
Park Ave RE Holdings, LLC	Subordinated Debt	13.00%	—%	13.00%	1,237
PCX Aerostructures, LLC	Subordinated Debt	6.00%	—%	6.00%	—
Total					$2,792

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

(o)
The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be "non-controlled" when the Company owns 25% or less of the portfolio company's voting securities and/or does not have the power to exercise control over the management or policies of such portfolio company. A company is generally presumed to be "controlled" when the Company owns more than 25% of the portfolio company's voting securities and/or has the power to exercise control over the management or policies of such portfolio company. The Company classifies this investment as "controlled".

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

(q)	Unless otherwise indicated, all investments in the consolidated schedule of investments are non-affiliated, non-controlled investments.

(r)	The Company's investment is held through the Consolidated Holding Company, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.

(s)	The investment is not a restricted security. All other securities are restricted securities.

(t)	The investment is on non-accrual status as of September 30, 2020.

(u)	Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.

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

(x)
The investment is held through BSP TCAP Acquisition Holdings LP which, as further outlined in Note 1, is an affiliated acquisition entity utilized for the Triangle Transaction. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of September 30, 2020.

(y)
The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at September 30, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

(z)
The Company's investment is held through the consolidated subsidiary, Kahala Aviation Holdings, LLC, which owns 100% of the equity of the operating company, Kahala Ireland OpCo Designated Activity Company.

(aa)
The Company's investment is held through the consolidated subsidiaries, Kahala Aviation Holdings, LLC and Kahala Aviation US, Inc. which own 100% of the equity of the operating company, Kahala US OpCo LLC.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

September 30, 2020
(Unaudited)
The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2020:

	At September 30, 2020
	Investments at Fair Value	Percentage of Total Portfolio
Industrials	$339,569	15.4%
Healthcare	323,194	14.6%
Business Services	304,610	13.8%
Financials	178,717	8.1%
Diversified Investment Vehicles	159,201	7.2%
Technology	137,074	6.2%
Energy	122,344	5.5%
Media/Entertainment	112,101	5.1%
Transportation	95,879	4.3%
Food & Beverage	85,605	3.9%
Consumer	64,164	2.9%
Software/Services	62,212	2.8%
Telecom	62,021	2.8%
Education	54,419	2.5%
Chemicals	44,915	2.0%
Paper & Packaging	28,889	1.3%
Gaming/Lodging	28,161	1.3%
Health/Fitness	5,601	0.2%
Utilities	2,075	0.1%
Total	$2,210,751	100.0%

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
YummyEarth, Inc. (c)	Food & Beverage	L+7.00% (8.91%), 8/1/2025	$2,626	$2,625	$2,626	0.2%
Subtotal Senior Secured First Lien Debt				$1,862,228	$1,764,292	120.6%

Senior Secured Second Lien Debt - 21.0% (b)
Accentcare, Inc. (c) (i)	Healthcare	L+8.75% (10.70%), 6/21/2027	$17,795	$17,380	$17,366	1.2%
Anchor Glass Container Corp. (c)	Paper & Packaging	L+7.75% (9.46%), 12/6/2024	20,000	19,845	10,400	0.7%
Astro AB Merger Sub, Inc. (a) (i)	Financials	L+7.50% (9.43%), 4/28/2023	7,758	7,758	7,719	0.5%
Asurion Corp. (i) (j)	Business Services	L+6.50% (8.30%), 8/4/2025	18,734	18,866	18,949	1.3%
Avatar Purchaser, Inc. (c) (j)	Software/Services	L+7.50% (9.49%), 11/17/2025	11,716	11,458	11,716	0.8%
Aveanna Healthcare, LLC (c)	Healthcare	L+8.00% (9.80%), 3/17/2025	15,000	14,852	13,650	0.9%
Baker Hill Acquisition, LLC (c)	Financials	L+11.00% (13.09%), 3/22/2021	3,017	1,508	1,584	0.1%
Baker Hill Acquisition, LLC (c)	Financials	L+11.00% (13.09%), 3/22/2021	447	416	447	0.0%
Boston Market Corp. (c)	Food & Beverage	L+4.50% (6.51%), 1/9/2021	3,691	3,691	3,691	0.3%
Boston Market Corp. (c)	Food & Beverage	L+8.25% (10.19%), 1/18/2021	26,259	24,260	8,534	0.6%
Boston Market Corp. (c)	Food & Beverage	L+4.50% (6.59%), 1/9/2021	923	923	923	0.1%
BrandMuscle Holdings, Inc. (c)	Business Services	L+8.50% (10.60%), 6/1/2022	24,500	24,317	24,500	1.7%
Carlisle FoodService Products, Inc. (c) (i)	Consumer	L+7.75% (9.55%), 3/20/2026	10,719	10,552	10,719	0.7%
CDS U.S. Intermediate Holdings, Inc. (a) (c)	Media/Entertainment	L+8.25% (10.19%), 7/10/2023	9,177	8,946	7,846	0.5%
Constellis Holdings, LLC (c) (t)	Business Services	L+9.00% (10.93%), 4/21/2025	1,117	1,117	56	0.0%
Dentalcorp Perfect Smile, ULC (a) (c)	Healthcare	L+7.50% (9.30%), 6/8/2026	10,139	10,056	10,139	0.7%
Dimora Brands, Inc. (c)	Consumer	L+8.50% (10.30%), 8/25/2025	4,464	4,463	4,464	0.3%
Edelman Financial Services, LLC (a) (j)	Financials	L+6.75% (8.54%), 7/20/2026	6,764	6,736	6,730	0.5%
Hyland Software, Inc. (c) (i)	Technology	L+7.00% (8.80%), 7/7/2025	6,904	6,930	6,904	0.5%
ICP Industrial, Inc. (c)	Chemicals	L+8.25% (10.04%), 5/3/2024	5,588	5,587	5,588	0.4%
KidKraft, Inc. (c) (l)	Consumer	12.00%, 3/31/2022	6,373	6,316	5,149	0.4%
MLN US Holdco, LLC (a) (c) (i)	Technology	L+8.75% (10.44%), 11/30/2026	3,000	2,948	2,452	0.2%
Northstar Financial Services Group, LLC (c)	Financials	L+7.50% (9.30%), 5/25/2026	2,666	2,656	2,666	0.2%
PetVet Care Centers, LLC (c)	Healthcare	L+6.25% (8.05%), 2/13/2026	3,539	3,525	3,539	0.2%
PI US Holdco III, Ltd. (a) (c)	Financials	L+7.25% (9.05%), 12/22/2025	6,696	6,645	6,562	0.5%
ProAmpac, LLC (c)	Paper & Packaging	L+8.50% (10.40%), 11/18/2024	3,352	3,351	3,352	0.2%

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
Project Boost Purchaser, LLC	Business Services	L+8.00% (9.80%), 5/31/2027		$1,848	$1,848	$1,848	0.1%
QuickBase, Inc. (c)	Technology	L+8.00% (9.71%), 4/2/2027		7,484	7,348	7,349	0.5%
Recess Holdings, Inc. (c) (i)	Industrials	L+7.75% (9.55%), 9/29/2025		15,008	14,841	15,008	1.0%
Renaissance Holding Corp. (c)	Software/Services	L+7.00% (8.80%), 5/29/2026		8,456	8,320	8,123	0.6%
River Cree Enterprises, LP (a) (c) (m)	Gaming/Lodging	10.00%, 5/17/2025	CAD	21,275	16,427	16,378	1.1%
SCA Pharmaceuticals, LLC (c)	Healthcare	L+9.00% (10.94%), 12/16/2020		2,235	2,194	2,056	0.1%
SSH Group Holdings, Inc. (c) (i)	Education	L+8.25% (10.19%), 7/30/2026		10,122	10,039	10,122	0.7%
St. Croix Hospice Acquisition Corp. (c)	Healthcare	L+8.75% (10.55%), 3/29/2024		2,056	1,983	2,056	0.1%
TierPoint, LLC (c)	Business Services	L+7.25% (9.05%), 5/5/2025		5,334	5,298	5,014	0.3%
Travelpro Products, Inc. (a) (c) (l)	Consumer	13.00%, 11/1/2022		2,405	2,404	2,405	0.2%
Travelpro Products, Inc. (a) (c) (l) (m)	Consumer	13.00%, 11/21/2022	CAD	2,786	2,137	2,145	0.1%
US Salt, LLC (c) (i)	Industrials	L+8.63% (10.42%), 1/18/2027		26,968	26,197	26,968	1.9%
Vantage Mobility International, LLC (c) (l) (p) (t)	Transportation	L+6.00% (7.80%), 6/30/2023		2,883	2,743	2,883	0.2%
Vital Proteins, LLC (c) (l)	Consumer	12.00%, 5/16/2022		8,628	8,485	8,478	0.6%
Subtotal Senior Secured Second Lien Debt					$335,366	$306,478	21.0%

Subordinated Debt - 7.4% (b)
AHP Health Partners, Inc.	Healthcare	9.75%, 7/15/2026		$6,589	$6,511	$7,257	0.5%
Captek Softgel International, Inc. (c) (l) (t)	Health/Fitness	11.50%, 1/30/2023		7,099	7,071	5,324	0.4%
Community Intervention Services, Inc. (c) (l) (t)	Healthcare	13.00%, 1/29/2021		6,074	—	—	—%
Del Real, LLC (c)	Food & Beverage	11.00%, 4/1/2023		3,129	2,998	2,641	0.2%
Dyno Acquiror, Inc. (c) (l)	Consumer	12.00%, 8/1/2020		1,074	1,074	1,074	0.1%
HemaSource, Inc. (c) (x)	Healthcare	11.00%, 1/1/2024		2,235	2,152	2,156	0.1%
HTC Borrower, LLC (c) (l)	Consumer	13.00%, 9/1/2020		5,410	5,326	5,410	0.4%
Iridium Communications, Inc.	Telecom	10.25%, 4/15/2023		3,536	3,536	3,794	0.3%
Park Ave RE Holdings, LLC (c) (l) (o) (w)	Financials	13.00%, 12/31/2021		37,237	37,237	37,237	2.5%
PCX Aerostructures, LLC (c) (l) (p)	Industrials	6.00%, 8/9/2021		7,878	6,065	5,908	0.4%
RMP Group, Inc. (c) (l)	Financials	11.50%, 9/1/2022		2,299	2,240	2,300	0.2%
Siena Capital Finance, LLC (c) (o)	Financials	12.50%, 8/16/2021		22,500	22,492	22,500	1.5%
Xplornet Communications, Inc. (a) (c)	Telecom	9.63%, 6/1/2022		12,304	12,304	12,550	0.8%
Subtotal Subordinated Debt					$109,006	$108,151	7.4%

Collateralized Securities - 7.4% (b)
Collateralized Securities - Debt Investments
Anchorage Credit Opportunities CLO, LLC 19-1A D (a) (c)	Diversified Investment Vehicles	L+5.10% (7.01%), 1/20/2032		$3,000	$2,885	$2,885	0.2%
Avery Point CLO, Ltd. 15-6A E1 (a) (c)	Diversified Investment Vehicles	L+5.50% (7.39%), 8/6/2027		3,500	3,156	3,156	0.2%

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
Collateralized Securities - Equity Investments (n)
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Whitehorse, Ltd. 2014-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 5/1/2026	$36,000	$6,965	$286	0.0%
Subtotal Collateralized Securities				$122,870	$108,927	7.4%

Equity/Other - 17.7% (b) (d)
Aden & Anais Holdings, Inc. (c) (e) (x)	Retail		4,470	$—	$—	—%
Answers Corp. (c) (p)	Media/Entertainment		908,911	11,361	727	0.0%
Avaya Holdings Corp. (a) (e) (s)	Technology		187,660	2,979	2,533	0.2%
Baker Hill Acquisition, LLC (c) (e)	Financials		22,653	—	—	—%
Boston Market Corp. (c) (e) (u)	Food & Beverage		160,327	—	—	—%
Capstone Nutrition Development, LLC (c) (e) (p) (u)	Consumer		47,883	4,788	4,788	0.3%
Captek Softgel International, Inc. (c) (e) (x)	Health/Fitness		8,498	942	—	—%
CRD Holdings, LLC (a) (c) (o) (u)	Energy	9.00%	52,285,603	28,066	28,943	2.0%
CRS-SPV, Inc. (c) (e) (o)	Industrials		246	2,219	2,221	0.2%
Danish CRJ, Ltd. (a) (c) (e) (p) (r)	Transportation		5,002	—	—	—%
Data Source Holdings, LLC (c) (e)	Business Services		10,617	140	93	0.0%
Del Real, LLC (c) (e) (u)	Food & Beverage		670,510	382	—	—%
Dyno Acquiror, Inc. (c) (e)	Consumer		134,102	58	80	0.0%
HemaSource, Inc. (c) (e) (x)	Healthcare		223,503	168	101	0.0%
ICP Industrial, Inc. (c) (e)	Chemicals		288	279	380	0.0%
Integrated Efficiency Solutions, Inc. (c) (e)	Industrials		53,215	56	—	—%
Integrated Efficiency Solutions, Inc. (c) (e)	Industrials		2,975	3	—	—%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (h) (o)	Transportation		1	—	57,226	3.9%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (h) (o)	Transportation		3,250,000	2,795	3,250	0.2%
Kahala US OpCo, LLC (a) (c) (e) (k) (o)	Transportation	13.00%	4,413,472	—	—	—%
K-Square Restaurant Partners, LP (c) (e) (x)	Food & Beverage		447	175	—	—%
Lakeview Health Holdings, Inc. (c) (e)	Healthcare		447	—	—	—%
MGTF Holdco, LLC (c) (e) (o) (u)	Media/Entertainment		330,000	—	—	—%
MIC Holding, LLC (c) (e)	Consumer		30,000	3,750	3,822	0.3%
MIC Holding, LLC (c) (e)	Consumer		1,470	3,687	4,520	0.3%
Micross Solutions, LLC (c) (e)	Software/Services		442,430	223	1,040	0.1%
Mood Media Corp. (c) (e)	Media/Entertainment		121,021	27	—	—%
Motor Vehicle Software Corp. (c) (e) (x)	Business Services		223,503	318	268	0.0%
NexSteppe, Inc. (c) (e) (o)	Chemicals		237,239,694	737	—	—%
NMFC Senior Loan Program I, LLC (a) (o)	Diversified Investment Vehicles		50,000	50,000	47,310	3.2%
Nomacorc, LLC (c) (e) (u)	Industrials		356,816	56	143	0.0%
Park Ave RE Holdings, LLC (c) (e) (o) (w)	Financials		719	2,842	11,133	0.8%
PCX Aerostructures, LLC (c) (e) (p)	Industrials		27,250	—	—	—%

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Wythe Will Tzetzo, LLC (c) (e) (u)	Food & Beverage		22,312	$301	$—	—%
YummyEarth, Inc. (c) (e)	Food & Beverage		223	—	—	—%
Subtotal Equity/Other				$210,172	$258,336	17.7%

TOTAL INVESTMENTS - 174.1% (b)				$2,639,642	$2,546,184	174.1%
Forward foreign currency contracts:

Counterparty	Contract to Deliver	In Exchange For	Maturity Date	Unrealized Depreciation
Goldman Sachs International	CAD 21,807	$16,359	1/10/2020	$(388)
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

(o)
The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be "non-controlled" when the Company owns 25% or less of the portfolio company's voting securities and/or does not have the power to exercise control over the management or policies of such portfolio company. A company is generally presumed to be "controlled" when the Company owns more than 25% of the portfolio company's voting securities and/or has the power to exercise control over the management or policies of such portfolio company. The Company classifies this investment as "controlled".

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
For the period ended September 30, 2020
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
During the nine months ended September 30, 2020, the Company invested approximately $495.5 million in portfolio companies to contribute to the support of their business objectives of which some were contractually obligated. See Note 7 - Commitments and Contingencies. As of September 30, 2020, the Company held investments in loans it made to investee companies with aggregate principal amounts of $2,094.0 million. The details of such investments have been disclosed on the consolidated schedule of investments as well as in Note 3 - Fair Value of Financial Instruments. In addition to providing loans to investee companies, from time to time the Company may assist investee companies in securing financing from other sources by introducing such investee companies to sponsors or other lending institutions.
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
On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. As of September 30, 2020, the Company had issued 228.6 million shares of common stock for gross proceeds of $2.3 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of September 30, 2020, the Company had repurchased a cumulative 27.9 million shares of common stock through its share repurchase program for payments of $239.7 million.
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
For the period ended September 30, 2020
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
We have also formed and expect to continue to form consolidated subsidiaries (the “Consolidated Holding Companies”). The Company consolidates the following subsidiaries for accounting purposes: BDCA Funding I, LLC (“Funding I”), BDCA-CB Funding, LLC (“CB Funding”), BDCA 57th Street Funding, LLC ("57th Street"), BDCA Asset Financing, LLC ("BDCA Asset Financing"), BDCA Helvetica Funding, Ltd. (“Helvetica Funding”), 54th Street Equity Holdings, Inc. and the Consolidated Holding Companies. All significant intercompany balances and transactions have been eliminated in consolidation.
Prior to September 30, 2019, in conjunction with the consolidation of subsidiaries, the Company had recognized non-controlling interests attributable to third party ownership in the following Consolidated Holding Companies: Kahala Aviation Holdings, LLC, Kahala Aviation US, Inc., and Kahala LuxCo S.A.R.L. On September 30, 2019, the Company entered an agreement to purchase the third party ownership of Kahala Aviation Holdings LLC, which in turn owns 100% of the equity of Kahala Aviation US, Inc. and Kahala LuxCo S.A.R.L. As a result of this agreement, the company owns 100% of the equity of Kahala Aviation Holdings LLC, Kahala Aviation US, Inc, and Kahala LuxCo S.A.R.L, and therefore no longer recognizes a non-controlling interest in these Consolidated Holding Companies. The Kahala LuxCo S.A.R.L. entity was liquidated in the second quarter of 2020. See Note 9 - Common Stock for detail of the activity attributable to non-controlling interests.
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
For the period ended September 30, 2020
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2020
(Unaudited)

Investment Classification
The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, “Control” is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, any person “who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company and/or has the power to exercise control over the management or policies of such portfolio company shall be presumed to control such company. Typically, any person who does not so own more than 25% of the voting securities of any company and/or does not have the power to exercise control over the management or policies of such portfolio company shall be presumed not to control such company.” Consistent with the 1940 Act, “Affiliated Investments” are defined as those investments in companies in which the Company owns 5% or more of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments.
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
Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. For the periods ended September 30, 2020 and 2019, the Company did not incur any offering costs.
Deferred Financing Costs
Financing costs incurred in connection with the Company’s unsecured notes and revolving credit facilities are capitalized and amortized into expense using the straight-line method, which approximates the effective yield method over the life of the respective facility. See Note 5 - Borrowings for details on the credit facilities and unsecured notes.
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
For the period ended September 30, 2020
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
For the period ended September 30, 2020
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
For investments for which Level 1 inputs, such as quoted prices, were not available at September 30, 2020 and December 31, 2019, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at September 30, 2020 and December 31, 2019 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the period ended September 30, 2020
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
For discussion of the fair value measurement of the Company's foreign currency contracts, refer to Note 6 - Derivatives.
The following table presents fair value measurements of investments, by major class, as of September 30, 2020, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$436,663	$1,122,574	$—	$1,559,237
Senior Secured Second Lien Debt	—	24,992	185,919	—	210,911
Subordinated Debt	—	8,953	108,561	—	117,514
Collateralized Securities	—	—	95,746	—	95,746
Equity/Other	128	—	163,760	63,455	227,343
Total	$128	$470,608	$1,676,560	$63,455	$2,210,751
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
For the period ended September 30, 2020
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
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2020:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2019	$1,121,537	$271,232	$97,100	$108,927	$187,300	$1,786,096
Net change in unrealized appreciation (depreciation) on investments	(14,273)	(2,968)	4,461	(29,568)	(15,393)	(57,741)
Purchases and other adjustments to cost	243,846	7,799	28,116	53,891	5,751	339,403
Sales and repayments	(325,586)	(56,345)	(19,914)	(35,792)	(19,398)	(457,035)
Net realized gain (loss)	(51,121)	(29,542)	(1,202)	(1,712)	5,500	(78,077)
Transfers in	185,333	16,297	—	—	—	201,630
Transfers out	(37,162)	(20,554)	—	—	—	(57,716)
Balance as of September 30, 2020	$1,122,574	$185,919	$108,561	$95,746	$163,760	$1,676,560
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(53,493)	$(20,462)	$4,850	$(29,924)	$(14,608)	$(113,637)
Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the period.
For the nine months ended September 30, 2020, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the nine months ended September 30, 2020, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2020
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
The composition of the Company’s investments as of September 30, 2020, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,673,953	$1,559,237	70.6%
Senior Secured Second Lien Debt	242,351	210,911	9.5
Subordinated Debt	115,647	117,514	5.3
Collateralized Securities	139,252	95,746	4.3
Equity/Other	199,371	227,343	10.3
Total	$2,370,574	$2,210,751	100.0%
The composition of the Company’s investments as of December 31, 2019, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,862,228	$1,764,292	69.3%
Senior Secured Second Lien Debt	335,366	306,478	12.0
Subordinated Debt	109,006	108,151	4.2
Collateralized Securities	122,870	108,927	4.3
Equity/Other	210,172	258,336	10.2
Total	$2,639,642	$2,546,184	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2020
(Unaudited)

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of September 30, 2020. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$885,687	Discounted Cash Flow	Market Yield	4.14%	28.04%	9.15%
Senior Secured First Lien Debt	78,248	Yield Analysis	Market Yield	5.48%	14.12%	7.88%
Senior Secured First Lien Debt	55,903	Waterfall Analysis	EBITDA Multiple	0.40x	9.50x	6.70x
Senior Secured First Lien Debt (c)	45,488	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt (b)	26,549	Waterfall Analysis	Discount Rate	16.00%	16.00%	16.00%
Senior Secured First Lien Debt (b)	20,700	Recovery Analysis	EBITDA Multiple	7.03x	7.03x	7.03x
Senior Secured First Lien Debt	9,999	Waterfall Analysis	Revenue Multiple	0.17x	0.93x	0.46x
Senior Secured Second Lien Debt	125,031	Discounted Cash Flow	Market Yield	7.55%	22.50%	11.20%
Senior Secured Second Lien Debt	50,255	Yield Analysis	Market Yield	8.47%	26.91%	13.31%
Senior Secured Second Lien Debt (b)	8,000	Waterfall Analysis	EBITDA Multiple	5.90x	5.90x	5.90x
Senior Secured Second Lien Debt	2,633	Waterfall Analysis	Revenue Multiple	0.48x	0.93x	0.56x
Subordinated Debt (b)	38,474	Discounted Cash Flow	Discount Rate	10.75%	10.75%	10.75%
Subordinated Debt (b)	25,500	Waterfall Analysis	Tangible Net Asset Value Multiple	1.42x	1.42x	1.42x
Subordinated Debt (b)	24,094	Discounted Cash Flow	Market Yield	8.63%	8.63%	8.63%
Subordinated Debt	15,320	Waterfall Analysis	EBITDA Multiple	4.00x	5.81x	4.66x
Subordinated Debt	5,173	Yield Analysis	Market Yield	12.02%	24.68%	19.26%
Collateralized Securities	89,320	Discounted Cash Flow	Discount Rate	7.65%	35.00%	15.98%
Collateralized Securities (c)	6,426	N/A	N/A	N/A	N/A	N/A
Equity/Other	69,962	Waterfall Analysis	Discount Rate	16.00%	16.00%	16.00%
Equity/Other	32,460	Waterfall Analysis	Tangible Net Asset Value Multiple	1.30x	1.42x	1.42x
Equity/Other	25,564	Waterfall Analysis	EBITDA Multiple	1.63x	12.00x	8.04x
Equity/Other	23,457	Discounted Cash Flow	Market Yield	11.95%	13.66%	12.58%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2020
(Unaudited)

Equity/Other (b) (c)	4,995	N/A	N/A	N/A	N/A	N/A
Equity/Other	3,342	Waterfall Analysis	Revenue Multiple	0.12x	2.37x	1.85x
Equity/Other (b)	2,168	Waterfall Analysis	TBV Multiple	3.20x	3.20x	3.20x
Equity/Other (b)	1,812	Discounted Cash Flow	Discount Rate	10.75%	10.75%	10.75%
Total	$1,676,560
______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)	This asset category contains one investment.

(c)	This instrument(s) was held at cost.
There were no significant changes in valuation approach or technique as of September 30, 2020.
Level 3 Inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include investments in privately held entities where the fair value is based on unobservable inputs.
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2020 and December 31, 2019. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
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

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$858,510	Discounted Cash Flow	Market Yield	6.50%	57.85%	10.00%
Senior Secured First Lien Debt	119,724	Waterfall Analysis	Discount Rate	13.00%	19.39%	13.76%
Senior Secured First Lien Debt (c)	51,492	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	48,582	Yield Analysis	Market Yield	6.15%	15.65%	10.72%
Senior Secured First Lien Debt	40,373	Waterfall Analysis	EBITDA Multiple	3.00x	5.50x	3.86x

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2020
(Unaudited)

Senior Secured First Lien Debt	2,856	Waterfall Analysis	Revenue Multiple	0.42x	0.92x	0.71x
Senior Secured Second Lien Debt	201,399	Discounted Cash Flow	Market Yield	6.17%	28.00%	11.40%
Senior Secured Second Lien Debt	46,566	Yield Analysis	Market Yield	10.43%	19.73%	11.38%
Senior Secured Second Lien Debt	18,353	Waterfall Analysis	EBITDA Multiple	4.85x	7.86x	5.16x
Senior Secured Second Lien Debt	4,914	Waterfall Analysis	Revenue Multiple	0.48x	1.59x	0.94x
Subordinated Debt (b)	37,237	Discounted Cash Flow	Discount Rate	8.50%	8.50%	8.50%
Subordinated Debt (b)	22,500	Waterfall Analysis	Tangible Net Asset Value Multiple	1.70x	1.70x	1.70x
Subordinated Debt	13,581	Yield Analysis	Market Yield	12.18%	19.59%	14.45%
Subordinated Debt (b)	12,550	Discounted Cash Flow	Market Yield	9.00%	9.00%	9.00%
Subordinated Debt	11,232	Waterfall Analysis	EBITDA Multiple	5.69x	7.94x	6.76x
Collateralized Securities	85,163	Discounted Cash Flow	Discount Rate	4.60%	22.50%	12.51%
Collateralized Securities (c)	23,764	N/A	N/A	N/A	N/A	N/A
Equity/Other	81,355	Waterfall Analysis	Discount Rate	12.50%	13.00%	12.87%
Equity/Other	37,833	Waterfall Analysis	Tangible Net Asset Value Multiple	1.70x	1.94x	1.71x
Equity/Other	28,943	Discounted Cash Flow	Market Yield	6.66%	13.75%	10.11%
Equity/Other	20,332	Waterfall Analysis	EBITDA Multiple	3.30x	12.06x	7.62x
Equity/Other (b)	11,133	Discounted Cash Flow	Discount Rate	8.50%	8.50%	8.50%
Equity/Other	3,949	Waterfall Analysis	Revenue Multiple	0.16x	2.50x	1.56x
Equity/Other (b)	3,755	Waterfall Analysis	TBV Multiple	4.30x	4.30x	4.30x
Total	$1,786,096
______________

(a)	Weighted averages are calculated based on fair value of investments.

(b)	This asset category contains one investment.

(c)	This instrument(s) was held at cost.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2020
(Unaudited)

As of September 30, 2020, the Company had fifteen portfolio companies, which represented twenty investments, on non-accrual status with a total amortized cost of $142.9 million and fair value of $83.0 million which represented 6.0% and 3.8% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2019, the Company had eight portfolio companies, which represented twelve investments, on non-accrual status with a total amortized cost of $62.8 million and fair value of $22.5 million, which represented 2.4%, and 0.9% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
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
As of September 30, 2020 and December 31, 2019, $8.9 million and $10.1 million was payable to the Adviser for base management fees, respectively.
For the three and nine months ended September 30, 2020, the Company incurred $8.9 million and $28.3 million, respectively, in base management fees under the Investment Advisory Agreement. For the three and nine months ended September 30, 2019, the Company incurred $10.3 million and $29.7 million, respectively, in base management fees under the Investment Advisory Agreement.
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
For the period ended September 30, 2020
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

As of September 30, 2020 and December 31, 2019, $0.0 million and $6.5 million was payable to the Adviser for the incentive fee on income, respectively.
For both the three and nine months ended September 30, 2020, the Company did not incur incentive fees on income under the Investment Advisory Agreement. For the three and nine months ended September 30, 2019, the Company incurred $7.0 million and $20.5 million, respectively, in incentive fees on income under the Investment Advisory Agreement.
The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” is an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to the Company’s liquidation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). This fee equals 20% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and nine months ended September 30, 2020 and 2019, the Company did not incur incentive fees on capital gains during operations under the Investment Advisory Agreement.
Administration Agreement
In connection with the Administration Agreement, BSP provides the Company with office facilities and administrative services. As of September 30, 2020 and December 31, 2019, $0.6 million and $0.6 million was payable to BSP under the Administration Agreement, respectively.
For the three and nine months ended September 30, 2020, the Company incurred $0.6 million and $1.4 million, respectively, in administrative service fees under the Administration Agreement. For the three and nine months ended September 30, 2019, the Company incurred $0.6 million and $1.8 million, respectively, in administrative service fees under the Administration Agreement.
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
For the period ended September 30, 2020
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
Note 5 — Borrowings
Wells Fargo Credit Facility
On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank as collateral agent, account bank, and collateral custodian (as amended from time to time, the “Existing Wells Fargo Credit Facility”). The Existing Wells Fargo Credit Facility was amended on July 7, 2020 (the "July 7th Amendment") to decrease the total aggregate principal amount of borrowings from $600.0 million on a committed basis to $575.0 million. Prior to the July 7th Amendment, the facility was priced at one-month LIBOR, with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum. After the July 7th Amendment, the Existing Wells Fargo Credit Facility was priced at one-month LIBOR, with no LIBOR floor, plus a spread of 2.75% per annum. Interest was payable quarterly in arrears. Funding I was subject to a non-usage fee to the extent the aggregate principal amount available under the Existing Wells Fargo Credit Facility has not been borrowed. The non-usage fee per annum was 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeded 25%, except for the period from March 15, 2019 through June 15, 2019, where the non-usage fee per annum was 0.50% on any principal amount unused.
On August 28, 2020, the Company refinanced the Existing Wells Fargo Credit Facility with (i) a $300.0 million revolving credit facility with the Company, as collateral manager, Funding I, as borrower, the lenders party thereto, Wells Fargo, as administrative agent, and U.S. Bank, as collateral agent and collateral custodian (the “New Wells Fargo Credit Facility,” together with Existing Wells Fargo Credit Facility, “Wells Fargo Credit Facility”) and (ii) the JPM Credit Facility (as defined below).
The New Wells Fargo Credit Facility provides for borrowings through August 28, 2023, and any amounts borrowed under the New Wells Fargo Credit Facility will mature on August 28, 2025. The New Wells Fargo Credit Facility is priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread calculated based upon the composition of loans in the collateral pool, which will not exceed 2.75% per annum. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the commitments available under the New Wells Fargo Credit Facility have not been borrowed. The non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeds 25%. Funding I paid a structuring fee and incurred other customary costs and expenses in connection with the New Wells Fargo Credit Facility.
Funding I’s obligations under the New Wells Fargo Credit Facility are secured by a first priority security interest in substantially all of the assets of Funding I, including its portfolio of investments and the Company’s equity interest in Funding I. The obligations of Funding I under the New Wells Fargo Credit Facility are non-recourse to the Company.
In connection with the New Wells Fargo Credit Facility, the Company and Funding I have made certain representations and warranties and are required to comply with various covenants and other customary requirements. The New Wells Fargo Credit Facility contains customary default provisions pursuant to which the administrative agent and the lenders under the New Wells Fargo Credit Facility may terminate the Company in its capacity as collateral manager/portfolio manager under the New Wells Fargo Credit Facility. Upon the occurrence of an event of default under the New Wells Fargo Credit Facility, the administrative agent or the lenders may declare the outstanding advances and all other obligations under the New Wells Fargo Credit Facility immediately due and payable.
JPM Credit Facility
On August 28, 2020, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, 57th Street, entered into a $300.0 million revolving credit facility with JPMorgan Chase Bank, National Association, as administrative agent (“JPM”), and U.S. Bank, as collateral agent, collateral administrator and securities intermediary (the “JPM Credit Facility”).

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2020
(Unaudited)

The JPM Credit Facility provides for borrowings through August 28, 2023, and any amounts borrowed under the JPM Credit Facility will mature on August 28, 2023 unless the administrative agent exercises its option to extend the maturity date to August 28, 2024. The JPM Credit Facility is priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.75% per annum. Interest is payable quarterly in arrears. 57th Street will be subject to a non-usage fee to the extent the commitments available under the JPM Credit Facility have not been borrowed. The non-usage fee per annum is 0.50% until August 28, 2021, where the non-usage fee per annum will be 0.75% on any principal amount unused. 57th Street paid a structuring fee and incurred other customary costs and expenses in connection with the JPM Credit Facility.
57th Street’s obligations under the JPM Credit Facility are secured by a first priority security interest in substantially all of the assets of 57th Street, including its portfolio of investments and the Company’s equity interest in 57th Street. The obligations of 57th Street under the JPM Credit Facility are non-recourse to the Company.
In connection with the JPM Credit Facility, the Company and 57th Street have made certain representations and warranties and are required to comply with various covenants and other customary requirements. The JPM Credit Facility contains customary default provisions pursuant to which the administrative agent and the lenders under the JPM Credit Facility may terminate the Company in its capacity as collateral manager/portfolio manager under the JPM Credit Facility. Upon the occurrence of an event of default under the JPM Credit Facility, the administrative agent or the lenders may declare the outstanding advances and all other obligations under the JPM Credit Facility immediately due and payable.
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
MassMutual Credit Facility
On July 7, 2020, the Company and a wholly-owned, special purpose financing subsidiary, BDCA Asset Financing, entered into a loan and servicing agreement (the “MassMutual Credit Facility”) with Massachusetts Mutual Life Insurance Company (“MassMutual”) as facility servicer and a lender and U.S. Bank National Association as collateral custodian, collateral administrator and administrative agent. The MassMutual Credit Facility provides for borrowings of up to $100.0 million on a committed basis, and, subject to satisfaction of certain conditions, contains an accordion feature whereby the Mass Mutual Credit Facility can be expanded to $150.0 million.
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
For the period ended September 30, 2020
(Unaudited)

The MassMutual Credit Facility provides for borrowings through December 31, 2021 and matures on December 31, 2025.
The MassMutual Credit Facility is priced at three-month LIBOR, with a LIBOR floor of 0.75%, plus a spread of 5.0% per annum. Interest is payable quarterly in arrears. BDCA Asset Financing will be subject to a non-usage fee of 0.50% to the extent the aggregate principal amount available under the MassMutual Credit Facility has not been borrowed. BDCA Asset Financing paid a structuring fee and incurred other customary costs and expenses in connection with the MassMutual Credit Facility.
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
2020 Notes
On August 26, 2015, the Company entered into a Purchase Agreement with certain initial purchasers, relating to the Company’s sale of $100.0 million aggregate principal amount of its 6.00% fixed rate senior notes due 2020 (the “2020 Notes”) to the initial purchasers in a private placement in reliance on Section 4(a)(2) of the Securities Act and for initial resale by the initial purchasers to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the initial purchasers. The Purchase Agreement included customary representations, warranties, and covenants by the Company. Under the terms of the Purchase Agreement, the Company had agreed to indemnify the initial purchasers against certain liabilities under the Securities Act. The 2020 Notes had not been registered under the Securities Act and could not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The net proceeds from the sale of the 2020 Notes was approximately $97.9 million, after deducting initial purchasers' discounts and commissions of approximately $1.6 million payable by the Company and estimated offering expenses of approximately $0.5 million payable by the Company. The Company used the net proceeds to make investments in accordance with the Company’s investment objectives and for general corporate purposes.
The 2020 Notes were issued pursuant to an Indenture, dated as of August 31, 2015 (the “2015 Indenture”), between the Company and U.S. Bank National Association, trustee (the “Trustee”). The 2020 Notes bore interest at a rate of 6.00% per year payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2016.
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
For the period ended September 30, 2020
(Unaudited)

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
For the period ended September 30, 2020
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
The weighted average annualized interest cost for all borrowings for the nine months ended September 30, 2020 and 2019 was 3.73% and 4.67%, respectively. The average daily debt outstanding for the nine months ended September 30, 2020 and 2019 was $1.1 billion and $1.0 billion, respectively. The maximum debt outstanding for the nine months ended September 30, 2020 and 2019 was $1.5 billion and $1.2 billion, respectively.
The following table represents borrowings as of September 30, 2020:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	8/28/2025	$300,000	$225,000	$(7,484)	$217,516
JPM Credit Facility	8/28/2023	300,000	240,000	(848)	239,152
Citi Credit Facility	5/31/2022	400,000	119,500	(1,571)	117,929
MassMutual Credit Facility	12/31/2025	100,000	—	(2,371)	(2,371)
2024 Notes	12/15/2024	100,000	98,997	(156)	98,841
2023 Notes	5/30/2023	60,000	59,827	(502)	59,325
2022 Notes	12/30/2022	150,000	149,629	(1,025)	148,604
Totals		$1,410,000	$892,953	$(13,957)	$878,996

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2020
(Unaudited)

The following table represents borrowings as of December 31, 2019:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	5/9/2023	$600,000	$436,652	$(6,738)	$429,914
Citi Credit Facility	5/31/2022	400,000	250,500	(2,271)	248,229
2024 Notes	12/15/2024	100,000	98,818	(184)	98,634
2023 Notes	5/30/2023	60,000	59,778	(644)	59,134
2022 Notes	12/30/2022	150,000	149,505	(1,367)	148,138
2020 Notes	9/1/2020	100,000	99,789	(84)	99,705
Totals		$1,410,000	$1,095,042	$(11,288)	$1,083,754

The following table represents interest and debt fees for the three and nine months ended September 30, 2020:

	Three months ended September 30, 2020					Nine months ended September 30, 2020
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (6)	Other Fees (7)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (6)	Other Fees (7)
Wells Fargo Credit Facility	(1)	(2)	$2,967	$635	$97	(1)	(2)	$10,899	$1,634	$365
JPM Credit Facility	(3)	(4)	681	27	28	(3)	(4)	681	27	28
Citi Credit Facility	L+1.60%	0.50%	751	236	344	L+1.60%	0.50%	5,450	702	636
MassMutual Credit Facility	(5)	0.50%	—	101	158	(5)	0.50%	—	101	158
2024 Notes	4.85%	n/a	1,272	9	8	4.85%	n/a	3,816	28	34
2023 Notes	5.38%	n/a	823	48	11	5.38%	n/a	2,468	142	11
2022 Notes	4.75%	n/a	1,823	115	—	4.75%	n/a	5,468	342	9
2020 Notes	6.00%	n/a	754	21	—	6.00%	n/a	3,895	84	8
Totals			$9,071	$1,192	$646			$32,677	$3,060	$1,249
______________
(1) Prior to an amendment on July 7, 2020, the Wells Fargo Credit Facility had an interest rate priced at one-month LIBOR, with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum, depending on the composition of the portfolio of loans owned. From July 7, 2020 until August 28, 2020, the Wells Fargo Credit Facility had an interest rate priced at one-month LIBOR, with no LIBOR floor, plus a spread of 2.75% per annum. From August 28, 2020 through September 30, 2020, the Wells Fargo Credit Facility had an interest rate priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 2.75% per annum.
(2) The non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeds 25%.
(3) Interest rate is priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.75% per annum.
(4) The non-usage fee per annum is 0.50% until August 28, 2021, where the non-usage fee per annum will be 0.75% on any principal amount unused.
(5) Interest rate is priced at three-month LIBOR, with a LIBOR floor of 0.75%, plus a spread of 5.0% per annum.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2020
(Unaudited)

(6) Amortization of deferred financing costs.
(7) Includes non-usage fees and custody fees.
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
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates, and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature. The fair value of the Company's 2020 Notes, 2022 Notes, 2023 Notes, and 2024 Notes are derived from market indications provided by Bloomberg Finance L.P. at September 30, 2020 and December 31, 2019.
At September 30, 2020, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2020 and December 31, 2019, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2020
(Unaudited)

	Level	Carrying Amount at September 30, 2020	Fair Value at September 30, 2020
Wells Fargo Credit Facility	3	$225,000	$225,000
JPM Credit Facility	3	240,000	240,000
Citi Credit Facility	3	119,500	119,500
MassMutual Credit Facility	3	—	—
2024 Notes	3	98,997	99,782
2023 Notes	3	59,827	62,042
2022 Notes	3	149,629	154,838
		$892,953	$901,162

	Level	Carrying Amount at December 31, 2019	Fair Value at December 31, 2019
Wells Fargo Credit Facility	3	$436,652	$436,652
Citi Credit Facility	3	250,500	250,500
2024 Notes	3	98,818	99,722
2023 Notes	3	59,778	60,721
2022 Notes	3	149,505	151,937
2020 Notes	3	99,789	101,389
		$1,095,042	$1,100,921

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
At September 30, 2020 and December 31, 2019, the forward foreign currency contracts were classified within Level 2 of the fair value hierarchy. The foreign currency forward contract held as of September 30, 2020, was subject to ISDA Master Agreements or similar agreements. The foreign currency forward contract held as of December 31, 2019, was subject to ISDA Master Agreements or similar agreements.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2020
(Unaudited)

Note 7 — Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2020, the Company had unfunded commitments on delayed draw term loans of $21.2 million (including $18.7 million of non-discretionary commitments and $2.5 million of discretionary commitments), unfunded commitments on revolver term loans of $39.0 million, and unfunded equity capital discretionary commitments of $11.1 million. As of December 31, 2019, the Company had unfunded commitments on delayed draw term loans of $24.9 million (including $21.8 million of non-discretionary commitments and $3.1 million of discretionary commitments), unfunded commitments on revolver term loans of $28.0 million, and unfunded equity capital discretionary commitments of $21.4 million. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2020
(Unaudited)

As of September 30, 2020, the Company's unfunded commitments consisted of the following:
September 30, 2020

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
AMI Entertainment Network, LLC	Senior Secured First Lien Debt	Revolver term loan	$1,234	$1,234
Arch Global Precision, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,005	2,005
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver term loan	1,008	1,008
CCW, LLC	Senior Secured First Lien Debt	Revolver term loan	1,576	200
CRS-SPV, Inc.	Senior Secured First Lien Debt	Revolver term loan	224	162
Health Plan One, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,458	1,458
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver term loan	2,753	1,376
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	80	34
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,810	1,686
Integral Ad Science, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,085	1,085
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,028	406
KMTEX, LLC (1)	Senior Secured First Lien Debt	Delayed draw term loan	2,678	2,544
Labrie Environmental Group, LLC	Senior Secured First Lien Debt	Revolver term loan	4,913	4,913
Lakeview Health Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	325	186
MED Parentco, LP	Senior Secured First Lien Debt	Delayed draw term loan	1,429	429
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	1,543	1,543
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	1,131	1,131
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,324	927
Mintz Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,344	1,344
Mintz Group, LLC	Senior Secured First Lien Debt	Revolver term loan	630	630
Muth Mirror Systems, LLC	Senior Secured First Lien Debt	Revolver term loan	1,299	974
New Amsterdam Software Bidco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,790	1,790
Norvax, LLC	Senior Secured First Lien Debt	Revolver term loan	1,152	1,152
Olaplex, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,908	954
Pike Corp.	Senior Secured First Lien Debt	Revolver term loan	6,115	6,115
Planet Equity Group, LLC	Senior Secured First Lien Debt	Revolver term loan	2,325	1,162
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,316	1,316
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	1,292
RE Investment Company, LLC	Senior Secured First Lien Debt	Delayed draw term loan	5,695	5,695
Reddy Ice Corp.	Senior Secured First Lien Debt	Delayed draw term loan	2,509	1,234
Reddy Ice Corp.	Senior Secured First Lien Debt	Revolver term loan	1,762	1,762
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	2,223	2,223
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	741	741
Safety Products/JHC Acquisition Corp.	Senior Secured First Lien Debt	Delayed draw term loan	2,164	1,214
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,746	3,237
Subsea Global Solutions, LLC	Senior Secured First Lien Debt	Revolver term loan	963	770
Tap Rock Resources, LLC (1)	Equity/Other	Equity	29,470	11,114
Tillamook Country Smoker, LLC	Senior Secured First Lien Debt	Revolver term loan	2,696	135
University of St. Augustine Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,615	2,615
WMK, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,919	1,562
Total			$106,570	$71,358
_____________
(1) The commitment related to this investment is discretionary.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2020
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
For the period ended September 30, 2020
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
Note 9 — Common Stock
On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through September 30, 2020, the Company issued 228.6 million shares of common stock for gross proceeds of $2.3 billion, including the shares purchased by an affiliate of BSP and shares issued under the Company's DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company suspended the DRIP from March 29, 2020 through June 26, 2020. While the DRIP was suspended, participants and all other holders of the Company's common stock received distributions paid by the Company in cash. From inception of the Company's DRIP plan to September 30, 2020, the Company had repurchased 27.9 million shares of common stock through its share repurchase program for payments of $239.7 million. As of December 31, 2019, the Company had repurchased 25.6 million shares of common stock for payments of $222.2 million. Amounts include additional shares tendered for death and disability as permitted.
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
The following table reflects the common stock activity for the nine months ended September 30, 2020:

	Shares	Value
Shares Sold	10,225,302	$59,000
Shares Issued through DRIP	2,516,359	17,657
Share Repurchases	(2,255,193)	(17,476)
	10,486,468	$59,181
The following table reflects the common stock activity for the year ended December 31, 2019:

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	4,373,786	34,905
Share Repurchases	(4,490,328)	(36,286)
	(116,542)	$(1,381)

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2020
(Unaudited)

The following table reflects the stockholders' equity activity for the nine months ended September 30, 2020:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total Stockholders' Equity
Balance as of December 31, 2019	190,207,517	$190	$1,847,312	$(384,819)	$1,462,683
Net investment income	—	—	—	25,558	25,558
Net realized loss from investment transactions	—	—	—	(13,985)	(13,985)
Net change in unrealized depreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	(205,292)	(205,292)
Issuance of common stock, net of issuance costs	9,532,062	10	54,990	—	55,000
Repurchases	(2,134,416)	(2)	(16,539)	—	(16,541)
Distributions to stockholders	—	—	—	(30,727)	(30,727)
Reinvested dividends	1,046,828	1	8,112	—	8,113
Balance as of March 31, 2020	198,651,991	$199	$1,893,875	$(609,265)	$1,284,809
Net investment income	—	—	—	20,433	20,433
Net realized loss from investment transactions	—	—	—	(55,318)	(55,318)
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	65,777	65,777
Issuance of common stock, net of issuance costs	693,240	—	4,000	—	4,000
Repurchases	(95,356)	—	(739)	—	(739)
Distributions to stockholders	—	—	—	(19,809)	(19,809)
Reinvested dividends	744,810	1	4,818	—	4,819
Balance as of June 30, 2020	199,994,685	$200	$1,901,954	$(598,182)	$1,303,972
Net investment income	—	—	—	20,320	20,320
Net realized loss from investment transactions	—	—	—	(36,756)	(36,756)
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	74,410	74,410
Issuance of common stock, net of issuance costs	—	—	—	—	—
Repurchases	(25,421)	—	(196)	—	(196)
Distributions to stockholders	—	—	—	(19,992)	(19,992)
Reinvested dividends	724,721	1	4,724	—	4,725
Balance as of September 30, 2020	200,693,985	$201	$1,906,482	$(560,200)	$1,346,483

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2020
(Unaudited)

The following table reflects the stockholders' equity activity for the nine months ended September 30, 2019:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Net assets attributable to non-controlling interest	Total Stockholders' Equity
Balance as of December 31, 2018	190,324,059	$190	$1,811,970	$(323,127)	$3,686	$1,492,719
Net investment income	—	—	—	27,164	2	27,166
Net realized loss from investment transactions	—	—	—	(1,911)	—	(1,911)
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	30,579	1,292	31,871
Repurchases	(2,241,001)	(2)	(18,374)	—	—	(18,376)
Distributions to stockholders	—	—	—	(30,441)	—	(30,441)
Reinvested dividends	1,087,268	1	8,915	—	—	8,916
Balance as of March 31, 2019	189,170,326	$189	$1,802,511	$(297,736)	$4,980	$1,509,944
Net investment income	—	—	—	27,092	7	27,099
Net realized gain from investment transactions	—	—	—	2,523	—	2,523
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	3,549	1,725	5,274
Repurchases	(25,215)	—	(206)	—	—	(206)
Distributions to stockholders	—	—	—	(30,779)	—	(30,779)
Reinvested dividends	1,147,112	1	9,021	—	—	9,022
Balance as of June 30, 2019	190,292,223	$190	$1,811,326	$(295,351)	$6,712	$1,522,877
Net investment income	—	—	—	27,940	—	27,940
Net realized loss from investment transactions	—	—	—	(38,437)	—	(38,437)
Net change in unrealized depreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	(1,553)	—	(1,553)
Acquisition of non-controlling interest	—	—	1,281	—	(6,712)	(5,431)
Repurchases	(2,197,309)	(2)	(17,489)	—	—	(17,491)
Distributions to stockholders	—	—	—	(31,137)	—	(31,137)
Reinvested dividends	1,086,047	1	8,648	—	—	8,649
Balance as of September 30, 2019	189,180,961	$189	$1,803,766	$(338,538)	$—	$1,465,417

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2020
(Unaudited)

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
Note 11 — Earnings Per Share
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities for the periods ended September 30, 2020 and 2019.
The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three and nine months ended September 30, 2020 and 2019.

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$57,974	$(12,050)	$(104,853)	$76,946
Weighted average common shares outstanding	199,984,106	190,060,251	196,404,920	189,973,074
Net increase (decrease) in net assets resulting from operations per share	$0.29	$(0.06)	$(0.53)	$0.41

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2020
(Unaudited)

Note 12 — Distributions
For the period from January 1, 2019 to March 29, 2020, the Company’s Board of Directors had authorized, and had declared, cash distributions payable on a monthly basis to stockholders of record at a distribution rate of $0.00178082 per day, which is equivalent to approximately $0.65 annually, per share of common stock, except for 2020 where the daily distribution rate was $0.00177596 per day to accurately reflect 2020 being a leap year. Effective April 21, 2020, the Board of Directors of the Company approved a transition in the timing of its distributions to holders of the Company's common stock from a monthly to a quarterly basis. On June 26, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on July 6, 2020 to stockholders of record as of June 30, 2020. On September 25, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on October 1, 2020 to stockholders of record as of September 30, 2020.
The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.
As of September 30, 2020 and December 31, 2019, the Company had accrued $15.2 million and $10.5 million, respectively, in stockholder distributions that were unpaid.
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
As of September 30, 2020, the Company had a deferred tax asset of $3.4 million and a deferred tax liability of $(2.3) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $3.4 million. As of December 31, 2019, the Company had a deferred tax asset of $1.5 million and a deferred tax liability of $(3.1) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.5 million.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2020
(Unaudited)

The deferred tax asset valuation allowance has been determined pursuant to the provisions of ASC Topic 740, including the Company's estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized.
Note 14 — Financial Highlights
The following is a schedule of financial highlights for the nine months ended September 30, 2020 and 2019:

	For the nine months ended September 30,
	2020	2019
Per share data:
Net asset value, beginning of period	$7.69	$7.82
Results of operations (1)
Net investment income	0.34	0.43
Net realized and unrealized loss, net of change in deferred taxes	(0.87)	(0.01)
Net change in unrealized depreciation attributable to non-controlling interests	—	(0.01)
Net increase (decrease) in net assets resulting from operations	(0.53)	0.41
Stockholder distributions (2)
Distributions from net investment income	(0.36)	(0.49)
Net decrease in net assets resulting from stockholder distributions	(0.36)	(0.49)
Capital share transactions
Issuance of common stock (8)	(0.05)	—
Acquisition of non-controlling interest	—	0.01
Net increase (decrease) in net assets resulting from capital share transactions	(0.05)	0.01
Other (9)	(0.04)	—
Net asset value, end of period	$6.71	$7.75
Shares outstanding at end of period	200,693,985	189,180,961
Total return (4)	(8.16)%	5.19%
Ratio/Supplemental data:
Total net assets, end of period	1,346,483	1,465,417
Ratio of net investment income to average net assets (3)(6)	6.56%	7.90%
Ratio of total expenses to average net assets (3)(6)(7)	7.54%	8.95%
Portfolio turnover rate (5)	21.19%	22.83%
______________

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	The per share data for distributions reflects the actual amount of distributions declared per share during the period.

(3)	Ratios are annualized, except for incentive fees.

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
For the period ended September 30, 2020
(Unaudited)

(9)
Represents the impact of calculating certain per share amounts based on weighted average shares outstanding during the period and certain per share amounts based on shares outstanding as of period end.

Note 15 – Schedules of Investments and Advances to Affiliates
The following table presents the Schedule of Investments and Advances to Affiliates as of September 30, 2020:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2019	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at September 30, 2020
Control Investments
Capstone Nutrition (fka Integrity Nutraceuticals) - L+12.50% (15.08%), 9/25/2020 (2) (5) (6) (7)	Senior Secured First Lien Debt	Consumer	$—	$—	$504	$—	$(504)	$—	$—
CRD Holdings, LLC - 9.00% (2) (7)	Equity/Other	Energy	2,071	28,943	—	(6,529)	—	641	23,055
CRS-SPV, Inc. (2) (7) (8)	Equity/Other	Industrials	—	2,221	—	—	—	(828)	1,393
CRS-SPV, Inc. - L+4.50% (5.50%), 3/8/2021 (2) (7)	Senior Secured First Lien Debt	Industrials	3	62	—	—	—	—	62
Kahala Ireland OpCo Designated Activity Company - L+8.00% (13.00%), 12/22/2028 (2) (3) (7)	Senior Secured First Lien Debt	Transportation	6,222	105,549	—	(79,000)	—	—	26,549
Kahala Ireland OpCo Designated Activity Company (2) (3) (7) (8)	Equity/Other	Transportation	—	57,226	—	—	—	(5,274)	51,952
Kahala Ireland OpCo Designated Activity Company (2) (3) (7) (8)	Equity/Other	Transportation	—	3,250	2	—	—	(2)	3,250
Kahala US OpCo, LLC - 13.00% (2) (3) (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
KMTEX, LLC - P+3.00% (6.25%), 6/16/2025 (2) (6) (7)	Senior Secured First Lien Debt	Chemicals	13	—	816	—	—	—	816
KMTEX, LLC - P+3.00% (6.25%), 6/16/2025 (2) (6) (7)	Senior Secured First Lien Debt	Chemicals	68	—	3,179	—	—	—	3,179
KMTEX, LLC - P+3.00% (6.25%), 6/16/2025 (2) (6) (7)	Senior Secured First Lien Debt	Chemicals	—	—	134	—	—	—	134
KMTEX, LLC (2) (7) (8)	Equity/Other	Chemicals	—	—	—	—	—	—	—
KMTEX, LLC (2) (7) (8)	Equity/Other	Chemicals	—	—	2,793	—	—	3,658	6,451
MGTF Holdco, LLC (2) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
MGTF Radio Company, LLC - L+6.00% (7.00%), 4/1/2024 (2) (7)	Senior Secured First Lien Debt	Media/Entertainment	3,115	54,171	24	(2,453)	6	(8,053)	43,695
NexSteppe, Inc. (2) (5) (7) (8)	Equity/Other	Chemicals	—	—	—	—	(737)	737	—
NexSteppe, Inc. - 12.00%, 9/30/2020 (2) (5) (6) (7)	Senior Secured First Lien Debt	Chemicals	—	—	—	—	(1,750)	1,750	—
NexSteppe, Inc. - 12.00%, 9/30/2020 (2) (5) (6) (7)	Senior Secured First Lien Debt	Chemicals	—	—	—	(377)	(10,076)	10,453	—
NMFC Senior Loan Program I, LLC (2)	Equity/Other	Diversified Investment Vehicles	4,000	47,310	—	—	—	(4,030)	43,280
Park Ave RE Holdings, LLC - 13.00%, 12/31/2021 (2) (6) (7)	Subordinated Debt	Financials	3,685	37,237	1,237	—	—	—	38,474
Park Ave RE Holdings, LLC (2) (7) (8)	Equity/Other	Financials	—	11,133	—	(427)	—	(8,894)	1,812
Siena Capital Finance, LLC - 12.50%, 5/15/2024 (2) (7)	Subordinated Debt	Financials	2,412	22,500	3,000	—	—	—	25,500

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2020
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2019	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at September 30, 2020
Siena Capital Finance, LLC (2) (7)	Equity/Other	Financials	$3,774	$36,915	$11	$—	$—	$(5,388)	$31,538
WPNT, LLC (2) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Total Control Investments			$25,363	$406,517	$11,700	$(88,786)	$(13,061)	$(15,230)	$301,140

Affiliate Investments
Answers Corp. (7) (8)	Equity/Other	Media/Entertainment	$—	$727	$—	$—	$—	$—	$727
Capstone Nutrition Development, LLC (7) (8)	Equity/Other	Consumer	—	4,788	—	(320)	—	651	5,119
Danish CRJ, Ltd. (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
First Eagle Greenway Fund II, LLC	Equity/Other	Diversified Investment Vehicles	(71)	2,554	326	(45)	—	(1,064)	1,771
Foresight Energy Operating, LLC - L+8.00% (9.50%), 6/30/2027 (7)	Senior Secured First Lien Debt	Industrials	33	—	1,333	(4)	—	19	1,348
Foresight Energy Operating, LLC - L+8.00% (9.50%), 6/30/2027 (5) (6) (7)	Senior Secured First Lien Debt	Industrials	4	—	977	(989)	12	—	—
Foresight Energy Operating, LLC (7) (8)	Equity/Other	Industrials	—	—	2,087	—	—	29	2,116
Internap Corp. - L+10.00% (11.00%), 5/8/2023 (7)	Senior Secured First Lien Debt	Business Services	114	—	2,559	(724)	46	114	1,995
Internap Corp. - L+6.50% (7.50%), 5/8/2025 (6) (7)	Senior Secured First Lien Debt	Business Services	178	—	5,873	—	—	(893)	4,980
Internap Corp (7) (8)	Equity/Other	Business Services	—	—	543	—	—	1,068	1,611
Jakks Pacific, Inc. - 10.50%, 2/9/2023 (6) (7)	Senior Secured First Lien Debt	Consumer	18	—	2,135	—	—	177	2,312
Jakks Pacific, Inc. (7) (8)	Equity/Other	Consumer	—	—	102	—	—	300	402
Jakks Pacific, Inc. (8)	Equity/Other	Consumer	—	—	41	—	—	(3)	38
MidOcean Credit CLO 2013-2A INC - 0.00%, 1/29/2030 (7)	Collateralized Securities	Diversified Investment Vehicles	(22)	11,835	—	(986)	—	(6,811)	4,038
Mood Media Corp. - L+9.25% (10.25%), 7/31/2025 (6) (7)	Senior Secured First Lien Debt	Media/Entertainment	78	—	9,242	(1,221)	36	242	8,299
Mood Media Corp. - L+9.25% (10.25%), 7/31/2025 (6) (7)	Senior Secured First Lien Debt	Media/Entertainment	15	—	1,881	(273)	9	72	1,689
Mood Media Corp. (7) (8)	Equity/Other	Media/Entertainment	—	—	2,713	—	—	1,670	4,383
NewStar Arlington Senior Loan Program, LLC 14-1A SUB - 0.00%, 4/25/2031 (7)	Collateralized Securities	Diversified Investment Vehicles	87	19,697	—	(232)	—	(3,360)	16,105
NewStar Arlington Senior Loan Program, LLC 14-1A FR - L+11.00% (11.24%), 4/25/2031 (7)	Collateralized Securities	Diversified Investment Vehicles	49	4,612	4	—	—	(1,120)	3,496
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F - L+7.50% (7.77%), 1/20/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	97	9,209	40	—	—	(4,247)	5,002
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB - 0.00%, 1/20/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	(318)	6,607	—	(1,012)	—	(5,595)	—
PCX Aerostructures, LLC - 6.00%, 8/9/2021 (7)	Subordinated Debt	Industrials	361	5,908	119	(2)	—	3,694	9,719
PCX Aerostructures, LLC (7) (8)	Equity/Other	Industrials	—	—	—	—	—	—	—

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2020
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2019	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at September 30, 2020
PCX Aerostructures, LLC (7) (8)	Equity/Other	Industrials	$—	$—	$—	$—	$—	$437	$437
PCX Aerostructures, LLC (7) (8)	Equity/Other	Industrials	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	490	8,707	—	—	—	376	9,083
Tap Rock Resources, LLC (7) (8)	Equity/Other	Energy	—	20,879	3,886	(11,417)	186	1,226	14,760
Tax Defense Network, LLC - L+6.00% (10.00%), 9/30/2021 (6) (7)	Senior Secured First Lien Debt	Consumer	—	1,262	—	—	—	(852)	410
Tax Defense Network, LLC - L+6.00% (10.00%), 9/30/2021 (6) (7)	Senior Secured First Lien Debt	Consumer	—	7,108	—	—	—	(4,799)	2,309
Tax Defense Network, LLC - 10.00%, 9/30/2021 (6) (7)	Senior Secured First Lien Debt	Consumer	—	2,357	629	—	—	244	3,230
Tax Defense Network, LLC (7) (8)	Equity/Other	Consumer	—	—	—	—	—	—	—
Tax Defense Network, LLC (7) (8)	Equity/Other	Consumer	—	—	—	—	—	—	—
Team Waste, LLC (7)	Equity/Other	Industrials	84	2,235	335	—	—	—	2,570
Tennenbaum Waterman Fund, LP	Equity/Other	Diversified Investment Vehicles	936	9,841	—	—	—	(520)	9,321
TwentyEighty, Inc. (5) (7) (8)	Equity/Other	Business Services	—	—	—	(369)	369	—	—
Vantage Mobility International, LLC - L+6.00% (7.00%), 6/30/2023 (5) (6) (7)	Senior Secured First Lien Debt	Transportation	—	—	196	(172)	(24)	—	—
Vantage Mobility International, LLC - L+6.00% (7.00%), 9/9/2021 (6) (7)	Senior Secured Second Lien Debt	Transportation	—	2,883	172	—	—	(881)	2,174
Vantage Mobility International, LLC - L+7.75% (10.26%), 9/1/2021 (5) (7)	Subordinated Debt	Transportation	12	—	—	—	—	—	—
Vantage Mobility International, LLC (7) (8)	Equity/Other	Transportation	—	942	—	—	—	(942)	—
Vantage Mobility International, LLC (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB - 0.00%, 5/1/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	—	286	—	—	—	(286)	—
Whitehorse, Ltd. 2014-1A Side Letter - 0.00%, 5/1/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	(2)	35	—	—	—	(35)	—
Whitehorse, Ltd. 2014-1A E - L+4.55% (4.80%), 5/1/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	469	7,054	125	—	—	(3,311)	3,868
Total Affiliate Investments			$2,612	$129,526	$35,318	$(17,766)	$634	$(24,400)	$123,312
Total Control & Affiliate Investments			$27,975	$536,043	$47,018	$(106,552)	$(12,427)	$(39,630)	$424,452
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
For the period ended September 30, 2020
(Unaudited)

**     Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities, and the movement of an existing portfolio company out of this category into a different category.

(1)	The principal amount and ownership detail are shown in the consolidated schedules of investments.

(2)	This investment was not deemed significant under Regulation S-X as of September 30, 2020.

(3)
For the year ended December 31, 2019, the Company had determined that it must include audited financial statements of Kahala Ireland Opco Designated Activity Company because it was a controlled investment and was required to do so under SEC Rule 3-09. The audited financial statements were attached as Exhibit 99.1 in the Company's 2019 Form 10-K.

(4)	Gross of net change in deferred taxes in the amount of $0.8 million.

(5)	Investment no longer held as of September 30, 2020.

(6)	Investment paid or has the option to pay all or a portion of interest and dividends via payment-in-kind.

(7)
The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).

(8)	Investment is non-income producing at September 30, 2020.
Dividends and interest for the nine months ended September 30, 2020 attributable to Controlled and Affiliated investments no longer held as of September 30, 2020 were $16.1 thousand.
Realized loss for the nine months ended September 30, 2020 attributable to Controlled and Affiliated investments no longer held as of September 30, 2020 was $12.7 million.
Change in unrealized gain for the nine months ended September 30, 2020 attributable to Controlled and Affiliated investments no longer held as of September 30, 2020 was $12.9 million.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2020
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2019
Kahala Ireland OpCo Designated Activity Company - L+8.00% (13.00%), 12/22/2028 (2) (3) (6) (7)	Senior Secured First Lien Debt	Transportation	$11,695	$111,549	$38,000	$(44,000)	$—	$—	$105,549
Kahala Ireland OpCo Designated Activity Company (2) (3) (7) (8)	Equity/Other	Transportation	—	20,329	—	—	—	36,897	57,226
Kahala Ireland OpCo Designated Activity Company (2) (3) (7) (8)	Equity/Other	Transportation	—	3,250	—	(36)	—	36	3,250
Kahala US OpCo, LLC - 13.00% (2) (3) (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
MGTF Holdco, LLC (2) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
MGTF Radio Company, LLC - L+6.00% (7.80%), 4/1/2024 (2) (7)	Senior Secured First Lien Debt	Media/Entertainment	3,754	—	62,291	(4,472)	12	(3,660)	54,171
MGTF Radio Company, LLC - P+3.50% (9.00%), 3/29/2020 (2) (5) (7)	Senior Secured First Lien Debt	Media/Entertainment	(9)	—	37,577	(37,977)	21	379	—
MGTF Radio Company, LLC - 16.00%, 3/30/2020 (2) (5) (7)	Subordinated Debt	Media/Entertainment	188	—	20,082	(24,309)	—	4,227	—
NexSteppe, Inc. (2) (7) (8)	Equity/Other	Chemicals	—	—	—	—	—	—	—
NexSteppe, Inc. - 12.00% 3/31/2020 (2) (6) (7)	Senior Secured First Lien Debt	Chemicals	—	—	—	—	—	—	—
NexSteppe, Inc. - 12.00% 3/31/2020 (2) (6) (7)	Senior Secured First Lien Debt	Chemicals	—	—	—	—	—	—	—
NMFC Senior Loan Program I, LLC (2)	Equity/Other	Diversified Investment Vehicles	5,864	50,573	—	—	—	(3,263)	47,310
Park Ave RE Holdings, LLC - 13.00% 12/31/2021 (2) (6) (7)	Subordinated Debt	Financials	4,858	37,192	1,750	(1,705)	—	—	37,237
Park Ave RE Holdings, LLC (2) (7) (8)	Equity/Other	Financials	—	15,578	2,500	(4,246)	4,486	(7,185)	11,133
Park Ave RE Holdings, LLC (2) (5) (7) (8)	Equity/Other	Financials	—	23,645	—	(23,645)	—	—	—
Siena Capital Finance, LLC - 12.50% 8/16/2021 (2) (7)	Subordinated Debt	Financials	2,346	—	22,492	—	—	8	22,500
Siena Capital Finance, LLC (2) (7)	Equity/Other	Financials	4,732	—	36,631	—	(94)	378	36,915
WPNT, LLC (2) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Total Control Investments			$37,672	$307,680	$264,754	$(192,815)	$(41,367)	$68,265	$406,517

Affiliate Investments
Answers Corp. (7)	Equity/Other	Media/Entertainment	$818	$1,909	$—	$—	$—	$(1,182)	$727
B&M CLO, Ltd. 2014-1A SUB - 0.00%, 4/16/2026 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	46	6,029	—	(5,839)	(4,685)	4,495	—
Capstone Nutrition Development, LLC (7) (8)	Equity/Other	Consumer	—	—	4,788	—	—	—	4,788
CVP Cascade CLO, Ltd. 2013-CLO1 SUB - 0.00%, 1/16/2026 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	221	1,166	—	(539)	(435)	(192)	—
CVP Cascade CLO, Ltd. 2013-CLO1 Side Letter - 0.00%, 1/16/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	12	68	—	(405)	—	337	—
CVP Cascade CLO, Ltd. 2014-2A Side Letter - 0.00%, 7/18/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	43	274	—	(550)	—	276	—
Danish CRJ, Ltd. (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2020
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2019
Figueroa CLO, Ltd. 2014-1A FR - L+10.00% (12.30%), 1/15/2027 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	$857	$7,508	$—	$(5,730)	$(2,270)	$492	$—
Figueroa CLO, Ltd. 2014-1A SUB - 0.00%, 1/15/2027 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	324	7,468	—	(6,289)	(5,280)	4,101	—
Figueroa CLO, Ltd. 2014-1A Side Letter - 0.00%, 1/15/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	37	483	—	(550)	—	67	—
Frank Entertainment Group, LLC - 6.00% 12/31/2019 (5) (7)	Senior Secured First Lien Debt	Media/Entertainment	—	1,441	—	(347)	(1,489)	395	—
Frank Entertainment Group, LLC - L+9.00% (11.03%), 12/31/2019 (5) (6) (7)	Senior Secured First Lien Debt	Media/Entertainment	—	—	867	—	(867)	—	—
Frank Entertainment Group, LLC - 12.00% 12/31/2019 (5) (6) (7)	Senior Secured Second Lien Debt	Media/Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (5) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (5) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (5) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Frontstreet Facility Solutions, Inc. - 13.00%, 3/1/2021 (5) (7)	Subordinated Debt	Telcom	26	189	—	(123)	(104)	38	—
Frontstreet Facility Solutions, Inc. (5) (7) (8)	Equity/Other	Telcom	—	—	—	(128)	128	—	—
MidOcean Credit CLO 2013-2A INC - 0.76%, 1/29/2025 (7)	Collateralized Securities	Diversified Investment Vehicles	432	16,534	—	(3,630)	—	(1,069)	11,835
MidOcean Credit CLO III, LLC - 13.99%, 7/21/2026 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	431	14,651	—	(17,458)	544	2,263	—
MidOcean Credit CLO 2015-4A INC - 0.00%, 4/15/2027 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	—	8,595	—	(6,795)	(5,310)	3,510	—
NewStar Arlington Senior Loan Program, LLC 14-1A SUB - 16.56%, 7/25/2025 (7)	Collateralized Securities	Diversified Investment Vehicles	3,546	24,788	—	(447)	—	(4,644)	19,697
NewStar Arlington Senior Loan Program, LLC 14-1A FR - L+11.00% (12.94%), 4/25/2031 (7)	Collateralized Securities	Diversified Investment Vehicles	664	4,425	18	—	—	169	4,612
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F - L+7.50% (9.47%), 1/20/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	1,244	8,580	162	—	—	467	9,209
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB - 21.81%, 1/20/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	1,639	11,895	—	(3,032)	—	(2,256)	6,607
OFSI Fund, Ltd. 2014-6A SUB - 0.00%, 3/20/2025 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	—	3,008	—	(1,535)	(8,468)	6,995	—
OFSI Fund, Ltd. 2014-6A Side Letter - 0.00%, 3/20/2025 (7)	Collateralized Securities	Diversified Investment Vehicles	—	199	—	(238)	—	39	—
PCX Aerostructures, LLC - 6.00%, 8/9/2021 (6) (7)	Subordinated Debt	Industrials	464	—	6,023	—	—	(115)	5,908
PCX Aerostructures, LLC (7) (8)	Equity/Other	Industrials	—	—	—	—	—	—	—
PCX Aerostructures, LLC (7) (8)	Equity/Other	Industrials	—	—	—	—	—	—	—

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2020
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2019
PCX Aerostructures, LLC (7) (8)	Equity/Other	Industrials	$—	$—	$—	$—	$—	$—	$—
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	647	8,705	304	—	—	(302)	8,707
Tap Rock Resources, LLC (7) (8)	Equity/Other	Energy	—	—	20,672	—	—	207	20,879
Tax Defense Network, LLC - L+6.00% (10.00%), 4/30/2020 (6) (7)	Senior Secured First Lien Debt	Consumer	(4)	1,195	—	(111)	—	178	1,262
Tax Defense Network, LLC - L+6.00% (10.00%), 4/30/2020 (6) (7)	Senior Secured First Lien Debt	Consumer	(30)	6,732	—	(631)	3	1,004	7,108
Tax Defense Network, LLC - L+10.00% (10.00%), 4/30/2020 (6) (7)	Senior Secured First Lien Debt	Consumer	—	—	2,357	—	—	—	2,357
Tax Defense Network, LLC (7) (8)	Equity/Other	Consumer	—	—	—	—	—	—	—
Tax Defense Network, LLC (7) (8)	Equity/Other	Consumer	—	—	—	—	—	—	—
Team Waste, LLC (7) (8)	Equity/Other	Industrials	—	2,235	—	—	—	—	2,235
Tennenbaum Waterman Fund, LP	Equity/Other	Diversified Investment Vehicles	1,381	10,137	—	—	—	(296)	9,841
THL Credit Greenway Fund II, LLC	Equity/Other	Diversified Investment Vehicles	1,636	7,435	—	(3,290)	—	(1,591)	2,554
TwentyEighty, Inc. (5) (7) (8)	Equity/Other	Business Services	—	—	—	(6,465)	6,465	—	—
TwentyEighty, Inc. - L+8.00% (10.33%), 3/31/2020 (5) (6) (7)	Senior Secured First Lien Debt	Business Services	40	300	13	(304)	17	(26)	—
TwentyEighty, Inc. - 8.00%, 3/31/2020 (5) (6) (7)	Senior Secured First Lien Debt	Business Services	1,013	6,422	813	(6,754)	481	(962)	—
TwentyEighty, Inc. - 9.00%, 3/31/2020 (5) (6) (7)	Senior Secured First Lien Debt	Business Services	992	6,158	981	(6,709)	438	(868)	—
Vantage Mobility International, LLC - L+6.00% (7.80%), 6/30/2023 (6) (7)	Senior Secured Second Lien Debt	Transportation	—	—	2,742	—	—	141	2,883
Vantage Mobility International, LLC - L+6.00% (8.44%), 6/30/2023 (5)	Senior Secured First Lien Debt	Transportation	—	—	2,351	(2,351)	—	—	—
Vantage Mobility International, LLC - L+7.75% (10.26%), 9/1/2021 (5) (7)	Subordinated Debt	Transportation	480	—	5,842	(5,490)	(509)	157	—
Vantage Mobility International, LLC (7) (8)	Equity/Other	Transportation	—	—	3,140	—	—	(2,198)	942
Vantage Mobility International, LLC (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (7) (8)	Equity/Other	Transportation	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB - 0.00%, 5/1/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	18	3,975	—	(1,895)	—	(1,794)	286
Whitehorse, Ltd. 2014-1A Side Letter - 10.44%, 5/1/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	8	297	—	(342)	—	80	35
Whitehorse, Ltd. 2014-1A E - L+4.55% (6.46%), 5/1/2026 (7)	Collateralized Securities	Diversified Investment Vehicles	297	—	7,314	—	—	(260)	7,054

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2020
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2019
World Business Lenders, LLC (7) (8)	Equity/Other	Financials	$—	$3,759	$—	$(3,755)	$—	$(4)	$—
Total Affiliate Investments			$17,282	$176,560	$58,387	$(91,732)	$(21,341)	$7,652	$129,526
Total Control & Affiliate Investments			$54,954	$484,240	$323,141	$(284,547)	$(62,708)	$75,917	$536,043

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
Note 16 – Subsequent Events
The Company has evaluated subsequent events through the filing of this Form 10-Q and has determined that there have been no events that have occurred that would require adjustments to the Company’s disclosures in the consolidated financial statements.

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
Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans, and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues of less than $1 billion, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of September 30, 2020, 80.1% of our portfolio was invested in senior secured loans.
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
Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At September 30, 2020:
Investment Portfolio	$2,210.8
Net assets	1,346.5
Debt (net of deferred financing costs)	879.0
Net asset value per share	6.71

Portfolio Activity for the Nine Months Ended September 30, 2020:
Cost of investments purchased during period, including PIK	501.6
Sales, repayments, and other exits during the period	669.9
Number of portfolio companies at end of period	226

Operating results for the Nine Months Ended September 30, 2020:
Net investment income per share	0.34
Distributions declared per share	0.36
Net decrease in net assets resulting from operations per share	(0.53)
Net investment income	66.3
Net realized and unrealized loss, net of change in deferred taxes	(171.2)
Net decrease in net assets resulting from operations	(104.9)
Portfolio and Investment Activity
During the nine months ended September 30, 2020, we made $495.5 million of investments in new and existing portfolio companies and had $669.9 million in aggregate amount of sales and repayments, resulting in net sales and repayments of $174.4 million for the period. The total portfolio of debt investments at fair value consisted of 91.3% bearing variable interest rates and 8.7% bearing fixed interest rates.

Our portfolio composition, based on fair value at September 30, 2020 was as follows:

	September 30, 2020
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	70.6%	7.1%
Senior Secured Second Lien Debt	9.5	10.4
Subordinated Debt	5.3	10.7
Collateralized Securities (2)	4.3	5.9
Equity/Other (3)	10.3	6.9
Total	100.0%	7.5%
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
The weighted average risk rating of our investments based on fair value was 2.49 and 2.37 as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, we had fifteen portfolio companies, which represented twenty investments, on non-accrual status with a total amortized cost of $142.9 million and fair value of $83.0 million which represented 6.0% and 3.8% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2019, we had eight portfolio companies, which represented twelve portfolio investments, on non-accrual status with a total amortized cost of $62.8 million and fair value of $22.5 million, which represented 2.4%, and 0.9% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding our non-accrual policy.
RESULTS OF OPERATIONS
Operating results for the three and nine months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Total investment income	$44,166	$63,192	$142,528	$186,345
Total expenses	22,609	34,914	74,286	102,839
Income tax expense, including excise tax	1,237	338	1,931	1,301
Net investment gain attributable to non-controlling interests	—	—	—	9
Net investment income	$20,320	$27,940	$66,311	$82,196
Investment Income
For the three and nine months ended September 30, 2020, total investment income was $44.2 million and $142.5 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 7.5%. Included within total investment income was $2.2 million and $4.4 million, respectively, of fee income for the three and nine months ended September 30, 2020. Fee income consists primarily of prepayment and amendment fees. For the three and nine months ended September 30, 2019, total investment income was $63.2 million and $186.3 million, respectively and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.5 billion and a weighted average current yield of 9.2%. Included within total investment income was $1.1 million and $2.6 million, respectively, of fee income for the three and nine months ended September 30, 2019. Fee income consists primarily of prepayment and amendment fees.

Operating Expenses
The composition of our operating expenses for the three and nine months ended September 30, 2020 and 2019 was as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Management fees	$8,933	$10,269	$28,255	$29,739
Incentive fee on income	—	6,985	—	20,549
Interest and debt fees	10,909	14,131	36,986	41,505
Professional fees	1,365	1,207	3,966	4,342
Other general and administrative	785	1,897	3,391	5,424
Administrative services	395	199	955	592
Directors' fees	222	226	733	688
Total operating expenses	$22,609	$34,914	$74,286	$102,839
For the three and nine months ended September 30, 2020, we incurred management fees of $8.9 million and $28.3 million, respectively. For both the three and nine months ended September 30, 2020, we did not incur incentive fees on income. For the three and nine months ended September 30, 2019, we incurred management fees of $10.3 million and $29.7 million, respectively. For the three and nine months ended September 30, 2019, we incurred incentive fees on income of $7.0 million and $20.5 million, respectively.
For the three and nine months ended September 30, 2020, we incurred interest and debt fees of $10.9 million and $37.0 million, respectively. For the three and nine months ended September 30, 2019, we incurred interest and debt fees of $14.1 million and $41.5 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, trustee fees, amortization of deferred financing costs, and amortization of discount if applicable related to our revolving credit facilities and unsecured notes, each as defined herein in the section entitled "Borrowings". The decrease in interest and debt fees for the three and nine months ended September 30, 2020 as compared to the same periods in 2019 is primarily the result of a decrease in average interest costs coupled with a decrease in principal outstanding.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments, Foreign Currency Transactions, and Forward Currency Exchange Contracts
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and foreign currency transactions, net of change in deferred taxes for the three and nine months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net realized gain (loss)
Control investments	$(12,689)	$(41,306)	$(13,061)	$(41,400)
Affiliate investments	32	928	634	1,483
Non-affiliate investments	(23,254)	2,183	(93,560)	1,660
Net realized gain (loss) on foreign currency transactions	(845)	(242)	(72)	432
Total net realized loss	(36,756)	(38,437)	(106,059)	(37,825)
Net change in unrealized appreciation (depreciation) on investments
Control investments	21,652	33,530	(15,230)	62,279
Affiliate investments	1,278	(13,964)	(24,400)	(5,197)
Non-affiliate investments	51,891	(23,788)	(26,735)	(22,403)
Net change in deferred taxes	(930)	2,225	818	1,739
Total net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	73,891	(1,997)	(65,547)	36,418
Net change in unrealized depreciation attributable to non-controlling interests	—	—	—	(3,017)
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	519	444	442	(826)
Net realized and unrealized gain (loss)	$37,654	$(39,990)	$(171,164)	$(5,250)
Net realized and unrealized gain (loss) on investments and foreign currency transactions, net of change in deferred taxes, resulted in a net gain (loss) of $37.7 million and $(171.2) million, respectively, for the three and nine months ended September 30, 2020 compared to a net loss of $(40.0) million and $(5.3) million for the same periods in 2019. We look at net realized gain (loss) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.
The net realized and unrealized gain for the three months ended September 30, 2020 was primarily driven by unrealized gains on Senior Secured Investments, partially offset by realized losses on Senior Secured Investments. The net realized and unrealized loss for the nine months ended September 30, 2020 was primarily driven by realized losses on Senior Secured Investments as well as unrealized losses on Senior Secured Investments, Collateralized Securities, and Equity investments.
Changes in Net Assets from Operations
During the nine months ended September 30, 2020, our operating results were impacted by the uncertainty surrounding the COVID-19 pandemic, which had a negative impact on the global economy and impacted the fair value and performance of our investment portfolio. For the three and nine months ended September 30, 2020, we recorded a net increase (decrease) in net assets resulting from operations of $58.0 million and $(104.9) million, respectively, versus a net increase (decrease) in net assets resulting from operations of $(12.1) million and $76.9 million, respectively, for the three and nine months ended September 30, 2019. The increase in net assets resulting from operations for the three months ended September 30, 2020, as compared to the prior period, is driven by an increase in unrealized appreciation on our investments. The decrease for the nine months ended September 30, 2020, as compared to the prior period, is primarily driven by an increase in realized and unrealized loss on our investments. Based on the weighted average shares of common stock outstanding for the periods ended September 30, 2020 and 2019, our per share net increase (decrease) in net assets resulting from operations was $0.29 and $(0.53), respectively, for the three and nine months ended September 30, 2020, versus a net increase (decrease) in net assets resulting from operations of $(0.06) and $0.41, respectively, for the three and nine months ended September 30, 2019.

Cash Flows
For the nine months ended September 30, 2020, net cash provided by operating activities was $239.3 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The increase in cash flows provided by operating activities for the nine months ended September 30, 2020 was primarily a result of sales and repayments of investments of $669.9 million and net change in unrealized depreciation on investments of $66.4 million, offset by purchases of investments of $495.5 million.
Net cash used in financing activities of $214.7 million during the nine months ended September 30, 2020 primarily related to payments on debt of $976.7 million, which was partially offset by proceeds from debt of $774.0 million.
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
Net cash provided by financing activities of $129.8 million during the nine months ended September 30, 2019 primarily related to proceeds from debt of $282.0 million, which was partially offset by net repurchases of common stock of $36.1 million, payments of stockholder distributions of $66.2 million, and payments on debt of $45.0.
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
Recent Developments
We have evaluated subsequent events through the filing of this Form 10-Q and have determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.
Liquidity and Capital Resources
We generate cash flows from fees, interest, and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of September 30, 2020, we had issued 228.6 million shares of our common stock for gross proceeds of $2.3 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP. As of September 30, 2020, we had $310.0 million of senior unsecured notes outstanding. We suspended the DRIP from March 29, 2020 through June 26, 2020. While the DRIP was suspended, participants and all other holders of our common stock received distributions paid in cash. On March 31, 2020, we issued in a private placement an aggregate amount of 9,532,062 newly issued shares of our common stock at a price of $5.77 per share for aggregate cash proceeds of $55.0 million and on April 30, 2020, we issued in a private placement an aggregate amount of 693,240 newly issued shares of our common stock for aggregate cash proceeds of $4.0 million.
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
Distributions
For the period from January 1, 2019 to March 29, 2020, the Company’s Board of Directors had authorized, and had declared, cash distributions payable on a monthly basis to stockholders of record at a distribution rate of $0.00178082 per day, which is equivalent to approximately $0.65 annually, per share of common stock, except for 2020 where the daily distribution rate was $0.00177596 per day to accurately reflect 2020 being a leap year. Effective April 21, 2020, the Board of Directors of the Company approved a transition in the timing of its distributions to holders of the Company's common stock from a monthly to a quarterly basis. On June 26, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on July 6, 2020 to stockholders of record as of June 30, 2020. On September 25, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on October 1, 2020 to stockholders of record as of September 30, 2020.
The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.
The table below shows the components of the distributions we have declared and/or paid during the nine months ended September 30, 2020 and 2019 (dollars in thousands).

	For the nine months ended September 30,
	2020	2019
Distributions declared	$70,528	$92,357
Distributions paid	$65,786	$92,757
Portion of distributions paid in cash	$48,129	$66,170
Portion of distributions paid in DRIP shares	$17,657	$26,587
As of September 30, 2020, we had $15.2 million of distributions accrued and unpaid. As of December 31, 2019, we had $10.5 million of distributions accrued and unpaid.

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the nine months ended September 30, 2020 and 2019, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2020 will be reported to stockholders shortly after the end of the calendar year 2020 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
The following table sets forth the distributions declared during the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	For the nine months ended September 30,
	2020	2019
Distributions	$70,528	$92,357
Total distributions	$70,528	$92,357
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
Administration Agreement
On November 1, 2016, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three and nine months ended September 30, 2020, the Company incurred $0.6 million and $1.4 million, respectively, in administrative service fees under the Administration Agreement. For the three and nine months ended September 30, 2019, the Company incurred $0.6 million and $1.8 million, respectively, in administrative service fees under the Administration Agreement.
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
Borrowings
We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. We are continually exploring additional forms of alternative debt financing which could include new or expanded credit facilities or the issuance of debt securities. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with Wells Fargo, JPM, Citi and MassMutual and have sold $310.0 million in aggregate principal of unsecured notes.
Wells Fargo Credit Facility
On July 24, 2012, the Company, through Funding I, entered into the Existing Wells Fargo Credit Facility. As a result of the July 7th Amendment, the Existing Wells Fargo Credit Facility was amended to decrease the total aggregate principal amount of borrowings from $600.0 million on a committed basis to $575.0 million. Prior to the July 7th Amendment, the facility was priced at one-month LIBOR, with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum. After the July 7th Amendment, the Existing Wells Fargo Credit Facility was priced at one-month LIBOR, with no LIBOR floor, plus a spread of 2.75% per annum. Interest was payable quarterly in arrears. Funding I was subject to a non-usage fee to the extent the aggregate principal amount available under the Existing Wells Fargo Credit Facility has not been borrowed. The non-usage fee per annum was 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeds 25%, except for the period from March 15, 2019 through June 15, 2019, where the non-usage fee per annum was 0.50% on any principal amount unused.
On August 28, 2020, the Company refinanced the Existing Wells Fargo Credit Facility with (i) the New Wells Fargo Credit Facility and (ii) the JPM Credit Facility.

The New Wells Fargo Credit Facility provides for borrowings of up to $300.0 million through August 28, 2023, and any amounts borrowed under the New Wells Fargo Credit Facility will mature on August 28, 2025. The New Wells Fargo Credit Facility is priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread calculated based upon the composition of loans in the collateral pool, which will not exceed 2.75% per annum. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the commitments available under the New Wells Fargo Credit Facility have not been borrowed. The non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeds 25%. Funding I paid a structuring fee and incurred other customary costs and expenses in connection with the New Wells Fargo Credit Facility.
Funding I’s obligations under the New Wells Fargo Credit Facility are secured by a first priority security interest in substantially all of the assets of Funding I, including its portfolio of investments and the Company’s equity interest in Funding I. The obligations of Funding I under the New Wells Fargo Credit Facility are non-recourse to the Company.
In connection with the New Wells Fargo Credit Facility, the Company and Funding I have made certain representations and warranties and are required to comply with various covenants and other customary requirements. The New Wells Fargo Credit Facility contains customary default provisions pursuant to which the administrative agent and the lenders under the New Wells Fargo Credit Facility may terminate the Company in its capacity as collateral manager/portfolio manager under the New Wells Fargo Credit Facility. Upon the occurrence of an event of default under the New Wells Fargo Credit Facility, the administrative agent or the lenders may declare the outstanding advances and all other obligations under the New Wells Fargo Credit Facility immediately due and payable.
JPM Credit Facility
On August 28, 2020, the Company, through 57th Street, entered into the JPM Credit Facility. The JPM Credit Facility provides for borrowings of up to $300.0 million through August 28, 2023, and any amounts borrowed under the JPM Credit Facility will mature on August 28, 2023 unless the administrative agent exercises its option to extend the maturity date to August 28, 2024. The JPM Credit Facility is priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.75% per annum. Interest is payable quarterly in arrears. 57th Street will be subject to a non-usage fee to the extent the commitments available under the JPM Credit Facility have not been borrowed. The non-usage fee per annum is 0.50% until August 28, 2021, where the non-usage fee per annum will be 0.75% on any principal amount unused. 57th Street paid a structuring fee and incurred other customary costs and expenses in connection with the JPM Credit Facility.
57th Street’s obligations under the JPM Credit Facility are secured by a first priority security interest in substantially all of the assets of 57th Street, including its portfolio of investments and the Company’s equity interest in 57th Street. The obligations of 57th Street under the JPM Credit Facility are non-recourse to the Company.
In connection with the JPM Credit Facility, the Company and 57th Street have made certain representations and warranties and are required to comply with various covenants and other customary requirements. The JPM Credit Facility contains customary default provisions pursuant to which the administrative agent and the lenders under the JPM Credit Facility may terminate the Company in its capacity as collateral manager/portfolio manager under the JPM Credit Facility. Upon the occurrence of an event of default under the JPM Credit Facility, the administrative agent or the lenders may declare the outstanding advances and all other obligations under the JPM Credit Facility immediately due and payable.
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
MassMutual Credit Facility
On July 7, 2020, the Company and a wholly-owned, special purpose financing subsidiary of the Company, BDCA Asset Financing, LLC (“BDCA Asset Financing”), entered into a loan and servicing agreement (the “MassMutual Credit Facility”) with Massachusetts Mutual Life Insurance Company (“MassMutual”) as facility servicer and a lender and U.S. Bank National Association as collateral custodian, collateral administrator and administrative agent. The MassMutual Credit Facility provides for borrowings of up to $100.0 million on a committed basis, and, subject to satisfaction of certain conditions, contains an accordion feature whereby the Mass Mutual Credit Facility can be expanded to $150.0 million.
BDCA Asset Financing’s obligations under the MassMutual Credit Facility are secured by a first priority security interest in substantially all of the assets of BDCA Asset Financing, including its portfolio of investments and the Company’s equity interest in BDCA Asset Financing. The obligations of BDCA Asset Financing under the MassMutual Credit Facility are non-recourse to the Company.
The MassMutual Credit Facility provides for borrowings through December 31, 2021 and matures on December 31, 2025. The MassMutual Credit Facility is priced at three-month LIBOR, with a LIBOR floor of 0.75%, plus a spread of 5.0% per annum. Interest is payable quarterly in arrears. BDCA Asset Financing will be subject to a non-usage fee of 0.50% to the extent the aggregate principal amount available under the MassMutual Credit Facility has not been borrowed. BDCA Asset Financing paid a structuring fee and incurred other customary costs and expenses in connection with the MassMutual Credit Facility.
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
2020 Notes
On August 26, 2015, the Company entered into a Purchase Agreement relating to the Company’s sale of $100.0 million aggregate principal amount of its 6.00% fixed rate senior notes due September 1, 2020 (the “2020 Notes”). The 2020 Notes were subject to customary indemnification provisions and representations, warranties, and covenants. The net proceeds from the sale of the 2020 Notes were approximately $97.9 million. The 2020 Notes bore interest at a rate of 6.00% per year payable semi-annually.
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

Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of September 30, 2020 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$225,000	$—	$—	$225,000	$—
JPM Credit Facility (2)	240,000	—	240,000	—	—
Citi Credit Facility (3)	119,500	—	119,500	—	—
MassMutual Credit Facility (4)	—	—	—	—	—
2024 Notes (5)	98,997	—	—	98,997	—
2023 Notes (6)	59,827	—	59,827	—	—
2022 Notes (7)	149,629	—	149,629	—	—
Total contractual obligations	$892,953	$—	$568,956	$323,997	$—
______________

(1)	As of September 30, 2020, we had $75.0 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.

(2)	As of September 30, 2020, we had $60.0 million of unused borrowing capacity under the JPM Credit Facility, subject to borrowing base limits.

(3)	As of September 30, 2020, we had $280.5 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.

(4)	As of September 30, 2020, we had $100.0 million of unused borrowing capacity under the MassMutual Credit Facility, subject to borrowing base limits.

(5)	As of September 30, 2020, we had no unused borrowing capacity under the 2024 Notes.

(6)	As of September 30, 2020, we had no unused borrowing capacity under the 2023 Notes.

(7)	As of September 30, 2020, we had no unused borrowing capacity under the 2022 Notes.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of September 30, 2020, the Company had unfunded commitments on delayed draw term loans of $21.2 million (including $18.7 million of non-discretionary commitments and $2.5 million of discretionary commitments), unfunded commitments on revolver term loans of $39.0 million, and unfunded equity capital discretionary commitments of $11.1 million. As of December 31, 2019, the Company had unfunded commitments on delayed draw term loans of $24.9 million (including $21.8 million of non-discretionary commitments and $3.1 million of discretionary commitments), unfunded commitments on revolver term loans of $28.0 million, and unfunded equity capital discretionary commitments of $21.4 million. Please refer to Note 7 - Commitments and Contingencies for further detail of these unfunded commitments. We maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.
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

As of September 30, 2020, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 2.47% and fixed rate debt, bearing a weighted average interest rate of 4.90% with a total carrying value (net of deferred financing costs) of $879.0 million. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by 100 or 200 basis points assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 200 Basis Points	(10.32)%
(-) 100 Basis Points	(10.32)%
Base Interest Rate	—%
(+) 100 Basis Points	10.32%
(+) 200 Basis Points	20.65%
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of September 30, 2020, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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
Social, political, economic and other conditions and events may occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which the Company and its investments are exposed. In addition, global economies and financial markets are increasingly interconnected, and political, economic and other conditions and events in one country, region, or financial market may adversely impact issuers in a different country, region or financial market. Furthermore, the occurrence of, among other events, natural or man-made disasters, severe weather or geological events, fires, floods, earthquakes, outbreaks of disease (such as COVID-19, avian influenza or H1N1/09), epidemics, pandemics, malicious acts, cyber-attacks, terrorist acts or the occurrence of climate change, also adversely impact our performance from time to time.
For example, in December 2019, a novel strain of coronavirus (also known as “COVID-19”) emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. The global impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. While several countries, as well as certain states in the United States, have liberalized public health restrictions as to further reopen their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition of various forms of shelter in place orders and the closing of "non-essential" businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as in furloughs or lay-offs of employees, and, while these effects are hoped to be temporary, some effects could be persistent or even permanent; (ii) increased draws by borrowers on revolving lines of credit; (iii) volatility and disruption of these markets including greater volatility in pricing and spreads; and (iv) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which may not necessarily adequately address the problems facing the loan market and middle market businesses.
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
As of September 30, 2020, we had approximately $0.9 billion of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $2.8 billion in total assets, (ii) a weighted average cost of funds of 3.73%, (iii) $1.4 billion in debt outstanding (i.e., assumes that the $310.0 million principal amount of our unsecured notes sold and the full $1.1 billion available to us under our revolving credit facilities is outstanding), and (iv) $1.3 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(24.69)%	(14.30)%	(3.91)%	6.49%	16.88%
___________________
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our September 30, 2020 total assets of at least 1.88%.
As of September 30, 2020, the Wells Fargo Credit Facility provided for borrowings in an aggregate principal amount of up to $300.0 million on a committed basis, due August 28, 2025; the Citi Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, due May 31, 2022; the MassMutual Credit Facility provided for borrowings in an aggregate principal amount of up to $100.0 million on a committed basis, and, subject to satisfaction of certain conditions, contains an accordion feature whereby the MassMutual Facility can be expanded to $150.0 million, due December 31, 2025; the JPM Credit Facility provided for borrowings in an aggregate principal amount of up to $300.0 million on a committed basis, due August 28, 2023; the 2022 Notes provided borrowings in an aggregate principal amount of $150.0 million, due December 30, 2022; the 2023 Notes provided borrowings in an aggregate principal amount of $60.0 million, due May 30, 2023; and the 2024 Notes provided borrowings in an aggregate principal amount of $100.0 million, due December 15, 2024. See Item 7 in the Annual Report filed on Form 10-K for more information about these financing arrangements.

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
As of the date of this filing, our Wells Fargo Credit Facility, Citi Credit Facility, MassMutual Credit Facility, and JPM Credit Facility each have provisions which contemplate the transition away from LIBOR. Under the MassMutual Credit Facility, if BDCA Asset Financing, MassMutual or a majority of lenders determine, for a variety of enumerated reasons, that LIBOR cannot or may not be used, the Administrative Agent thereunder and BDCA Asset Financing will determine an alternative benchmark. Within five days of providing the amendment to all lenders, the amendment will take effect. If no alternative rate exists, the MassMutual Credit Facility will default to the higher of the Prime Rate and the Federal Funds Effective Rate plus 0.50%. The Wells Fargo Credit Facility, also provides a mechanism to notify the Administrative Agent that LIBOR is unavailable, defaulting to the Prime Rate or the Federal Funds Effective Rate plus 1.50%. Similarly, the Citi Credit Facility provides a mechanism to notify the Administrative Agent that LIBOR is unavailable, defaulting to the Prime Rate or the Federal Funds Effective Rate plus 1.50%. The JPM Credit Facility provides a mechanism to notify the Administrative Agent that LIBOR is unavailable, defaulting to the Prime Rate or the Federal Funds Effective Rate plus 1.50%. We may have to make amendments to all four credit facilities.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2020 through July 31, 2020	—	$—	—	—
August 1, 2020 through August 31, 2020	—	—	—	—
September 1, 2020 through September 30, 2020	—	—	—	—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.2
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

10.5
Loan and Security Agreement, dated as of August 28, 2020, among BDCA 57th Street Funding, LLC, as Borrower, the Corporation, as Portfolio Manager, the Lenders party thereto, U.S. Bank National Association, as Collateral Agent, Collateral Administrator and Securities Intermediary, and JPMorgan Chase Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2020 and herein incorporated by reference).

10.6
Loan and Servicing Agreement, dated as of August 28, 2020, among BDCA Funding I, LLC, as the Borrower, the Corporation, as the Collateral Manager, each of the Lenders from time to time party thereto, Wells Fargo Bank, National Association, as the Administrative Agent, and U.S. Bank National Association, as the Collateral Agent and as the Collateral Custodian (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 3, 2020 and herein incorporated by reference).

10.7
Sale Agreement, dated as of August 28, 2020, between 57th Street Funding, LLC and the Corporation (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 3, 2020 and herein incorporated by reference).

10.8
Purchase and Sale Agreement, dated as of August 28, 2020, between the Corporation and BDCA Funding I, LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 3, 2020 and herein incorporated by reference).

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

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	November 12, 2020
/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 12, 2020