Form 10-K
period 2020-12-31
Business Development Corp of America
filed 2021-03-15
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

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

Emerging growth company ☐

    If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

    Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 9, 2021 was 198,614,538.
Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

PART I
ITEM 1. BUSINESS
SUMMARY OF RISK FACTORS
The following is a summary of the principal risk factors associated with an investment in us:
•Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability;
•Changes to U.S. tariff and import/export regulations may affect our portfolio companies, and may negatively impact our business, results of operations or financial condition;
•Events beyond our control, including public health crises, could adversely impact our portfolio companies and our results of our operations;
•The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations;
•Future disruptions or instability in capital markets could negatively impact our ability to raise capital, and have a material adverse effect on our business, financial condition, and results of operations;
•The discontinuation of LIBOR and the transition to any new reference rates may affect the value of our LIBOR-indexed portfolio investments and may increase the cost of borrowing under our credit facilities, which in each case could affect our results of operations or financial condition;
•The amount of any distributions we pay is uncertain. Our distributions to our stockholders may exceed our earnings. Therefore, portions of the distributions that we pay may represent a return of capital to you which will lower your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets. We may not be able to pay you distributions, and our distributions may not grow over time;
•Price declines in the large corporate leveraged loan market may adversely affect the fair value of debt securities we hold, reducing our net asset value through increased net unrealized depreciation;
•Our ability to achieve our investment objective depends on our Adviser’s and its affiliates’ ability to manage and support our investment process. If our Adviser were to lose any members of its senior management team, our ability to achieve our investment objective could be significantly harmed;
•Because our business model depends to a significant extent upon relationships with investment banks, business brokers, loan syndication and trading desks, and commercial banks, the inability of our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business;
•A significant portion of our investment portfolio is recorded at fair value as determined in good faith by our Board of Directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments;
•Our Board of Directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse;
•We are subject to risks related to corporate social responsibility;
•Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us;
•Terrorist attacks, acts of war, natural disasters, disease outbreaks or pandemics may impact our portfolio companies and harm our business, operating results and financial condition;
•We are highly dependent on information systems and systems failures or interruption could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends and other distributions;
•Our business could suffer in the event our Adviser or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity;
•To the extent that our Adviser serves as a “joint bookrunner” in connection with the underwriting of a loan or other security to be acquired, it may be subject to underwriter liability under the federal securities laws. This liability can be managed principally through the exercise of due diligence regarding any such offering. In addition, if it acts as joint bookrunner for a loan or other securities offering and is not successful in syndicating the loan or offering, our Adviser may acquire a larger amount of the subject securities than it had planned, and it may be required to hold such loan or security for a longer period than it had anticipated;

•We could potentially be involved in litigation arising out of our operations in the normal course of business;
•The time and resources that individuals and the executive officers of our Adviser devote to us may be diverted, and we may face additional competition due to the fact that neither our Adviser, nor its affiliates, is prohibited from raising money for or managing another entity that makes the same types of investments that we target;
•There are significant potential conflicts of interest that could impact our investment returns;
•Our fee structure may induce our Adviser to make speculative investments or incur debt;
•In selecting and structuring investments appropriate for us, our Adviser will consider our investment and tax objectives and those of our stockholders as a whole, not the investment, tax or other objectives of any stockholder individually;
•Our Adviser can resign on 120 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business, and results of operations;
•Our failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC;
•Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth;
•We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected;
•Our investments in portfolio companies may be risky, and we could lose all or part of our investment;
•There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims;
•Second priority liens on collateral securing our loans may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us;
•We generally will not control our portfolio companies;
•Economic recessions or downturns could impair our portfolio companies and harm our operating results;
•The effect of global climate change may impact the operations of our portfolio companies;
•Defaults by our portfolio companies will harm our operating results;
•An investment strategy focused primarily on privately-held companies presents certain challenges, including the lack of available information about these companies;
•The disposition of our investments may result in contingent liabilities;
•The lack of liquidity in our investments may adversely affect our business;
•Because we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us;
•As a result of certain limitations in our share repurchase program, you will have limited opportunities to sell your shares and, to the extent you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares;
•Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment;
•Our shares will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, you will have limited liquidity and may not receive a full return of your invested capital if you sell your shares;
•We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income; and
•You may have current tax liability on distributions you elect to reinvest in our common stock but would not receive cash from such distributions to pay such tax liability.
Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, financial condition and/or operating results. For a more detailed discussion of the risks that you should consider prior to investing in our securities, see the section below entitled “Risk Factors.”

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
We were incorporated in Maryland in May 2010 and commenced our initial public offering (the “IPO”) on January 25, 2011. As of December 31, 2020, we had approximately $2.7 billion of total assets.
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
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues up to $1 billion, although we may invest in larger or smaller companies. We also purchase interests in loans or corporate bonds through secondary market transactions. As of December 31, 2020, 82.6% of our portfolio was invested in senior secured loans.
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
ABOUT OUR ADVISER AND BSP
    BDCA Adviser, LLC, our investment adviser, is served by BSP’s origination, investment, and portfolio management team. In total, BSP consists of over 102 investment professionals and over 202 total employees as of January 31, 2021. The Adviser, a Delaware limited liability company, is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is a subsidiary of BSP, which is also registered as an investment adviser under the Advisers Act.
    BSP is a leading credit-focused alternative asset management firm with $30 billion in assets under management as of January 31, 2021. Established in 2008, the BSP platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies, including private/opportunistic debt, structured credit, high yield, special situations, and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass BSP’s robust platform.
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
    Our current opportunity is highlighted by the following factors:
•Large pool of uninvested private equity capital likely to seek additional capital to support private investments. We believe there remains a large pool of uninvested private equity capital available to middle market companies. We expect that private equity firms will remain active investors in middle market companies and that these private equity firms will seek to supplement their equity investments with senior secured and mezzanine debt and equity co-investments from other sources, such as us.

•Consolidation among commercial banks has reduced their focus on middle market businesses. The commercial banks in the United States, which have traditionally been the primary source of capital to middle market companies, have experienced consolidation, loan losses, and stricter regulatory scrutiny, which has led to a significant tightening of credit standards and substantially reduced loan volume to the middle market. Many financial institutions that have historically loaned to middle market companies have failed or been acquired, and we believe that larger financial institutions are now more focused on syndicated lending to larger corporations and are allocating capital to business lines that generate fee income and involve less balance sheet risk. We believe this market dynamic provides us with numerous opportunities to originate new debt and equity investments in middle market companies.
•Refinancing activities will provide continued opportunities to extend capital to middle market companies. A significant volume of senior secured and mezzanine debt is expected to come due over the next several years. As companies seek to refinance their debt, we believe this will create new financing opportunities for us.
•Lower default rates and higher recovery rates in the middle market. Default rates remain relatively low, with generally higher recovery rates in the middle market. Middle market companies are generally over-equitized as compared to large cap companies.
•Favorable Pricing Environment in the Loan Market. Lower valuation levels in certain situations, combined with reduced liquidity in the secondary loan market, have created opportunities to acquire relatively high yielding senior and subordinated debt, both secured and unsecured, at potentially attractive prices.
BUSINESS STRATEGY
    Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in first and second lien senior secured debt investments and mezzanine debt issued by middle market companies.
We have adopted the following business strategy to achieve our investment objectives:
•Utilize the experience and expertise of the principals of our Adviser and BSP. Certain principals of our Adviser and BSP have a broad network of contacts with financial sponsors, commercial and investment banks, and leaders within a number of industries that we believe produce significant proprietary investment opportunities outside the normal banking auction process.
•Focus on middle market companies with stable cash flow. We believe that middle market lending is less competitive than the broadly syndicated loan market, and this is one factor that allows us to negotiate favorable investment terms. Such favorable terms include higher debt yields, more significant covenant protection and greater equity participation than typical of transactions involving larger companies. We generally invest in established companies with positive cash flow. We believe these companies possess better risk-adjusted return profiles than newer companies that are building management expertise or in the early stages of building a revenue base. These middle market companies represent a significant portion of the U.S. economy and often require substantial capital investment to grow their businesses.
•Employ disciplined underwriting policies and rigorous portfolio management. We employ an extensive underwriting process that includes a review of a prospective portfolio company's competitive position, financial performance, and industry dynamics. We prepare a detailed investment memo and, in addition, we perform substantial due diligence on potential investments, and seek to invest with management teams and/or private equity sponsors who have proven capabilities in building value. As part of the monitoring process for portfolio companies, our Adviser analyzes monthly (if available), quarterly, and annual financial statements versus the previous periods and year, reviews financial projections, and may perform other procedures including meeting with management, attending board meetings and reviewing compliance certificates and covenants.
•Focus on long-term credit performance and principal protection. We structure our customized loan investments on a relatively conservative basis with high cash yields, security interests (preferably first lien) where possible, cash origination fees, and appropriate leverage levels. We seek strong deal protection for our customized debt investments, including default penalties, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe these protections reduce our risk of capital loss.
•Diversification. We seek to diversify our portfolio broadly among companies in a multitude of different industries, thereby reducing the concentration of credit risk in any one company or sector of the economy. We cannot guarantee that we will be successful in this effort.

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
    Our investment philosophy and portfolio construction involves:
•Company-specific research and analysis; and
•An emphasis on capital preservation, low volatility, diversification, and minimization of downside risk.
The foundation of our investment philosophy is intensive credit investment analysis. We follow a rigorous selection process based on:
•A comprehensive analysis of company creditworthiness, including a quantitative and qualitative assessment of the company’s business;
•An evaluation of the management team and support from equity investors;
•An assessment of the competitive landscape;
•An analysis of business strategy and long-term industry trends; and
•An in-depth examination of capital structure, financial results, and financial projections.
We seek to identify those companies exhibiting superior fundamental risk-return profiles with a particular focus on investments with the following characteristics:
•Established companies with a history of positive and stable operating cash flows. We seek to invest in established companies with sound historical financial performance. We typically focus on companies with a history of profitability.
•Ability to exert meaningful influence. We target investment opportunities in which we will be the lead investor where we can add value through active participation. Our focus is typically on first lien investments.
•Experienced management team. We will require that our portfolio companies have an experienced management team. We also seek to invest in companies that have a strong equity incentive program in place that properly aligns the interests of management with such company’s investors.
•Strong franchises and sustainable competitive advantages. We seek to invest in companies with proven products and/ or services and strong regional or national operations.
•Diverse customer bases and product offerings. We seek to invest in companies with diverse customer bases and product offerings.
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
Warrants and Equity Securities.  In some cases, we may purchase equity interests or receive nominally priced warrants or options to buy an equity interest in the company in connection with a loan. This can allow us to achieve additional investment return from an equity interest. We may structure such warrants to include provisions protecting our rights, as well as a “put,” or right to sell such securities back to the company, upon the occurrence of specified events.
INTENSIVE CREDIT ANALYSIS/DUE DILIGENCE
The disciplined process through which we make investment decisions with respect to a customized financing transaction involves extensive research into the target company, its industry, its growth prospects and its ability to withstand adverse conditions. If the investment team responsible for the transaction determines that an investment opportunity should be pursued, we engage in an intensive due diligence process. Though each transaction involves a somewhat different approach, the regular due diligence steps generally to be undertaken may include:
•Meeting with senior management to understand the business more fully and evaluate the ability of the senior management team;
•Checking management backgrounds and references;
•Performing a detailed review of financial performance, earnings, and potential for earnings growth;
•Commissioning a quality of earnings report;
•Visiting the headquarters and conducting other on site diligence;
•Contacting customers and vendors to assess both business prospects and industry practices;
•Conducting a competitive analysis and comparing the company to its main competitors;
•Researching industry and relevant publications to understand industry wide growth trends;
•Assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;
•Investigating legal risks and financial and accounting systems;
•Engaging third party experts and consultants to assist in the due diligence process; and
•Building detailed projected financial models with an emphasis on downside scenarios.
PORTFOLIO MONITORING
Our Adviser continually monitors each of our portfolio companies to determine if each company is meeting its business plan and to assess the appropriate course of action for each company.
We employ several methods of evaluating and monitoring the performance and value of our investments, which may include, but are not limited to, the following:
•Assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;
•Regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements, and accomplishments;
•Attendance at and participation in board meetings of the portfolio company (if available); and
•Review of monthly (if available), quarterly, and annual financial statements and financial projections for the portfolio company.

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
    The weighted average risk rating of our investments based on fair value was 2.33 and 2.37 as of December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, we had eleven portfolio companies on non-accrual with a total amortized cost of $104.1 million and fair value of $55.4 million, which represented 3.8% and 2.1% of our investment portfolio's total amortized cost, and fair value, respectively. As of December 31, 2019, we had eight portfolio companies on non-accrual with a total amortized cost of $62.8 million and fair value of $22.5 million, which represented 2.4% and 0.9% of our investment portfolio's total amortized cost, and fair value, respectively.
    The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
Internal Performance Rating	Investments at Fair Value (in thousands)	Percentage of Total Investments	Investments at Fair Value (in thousands)	Percentage of Total Investments
1	$96,513	3.7%	$79,597	3.1%
2	1,523,518	58.1%	1,420,445	55.8%
3	703,487	26.8%	697,714	27.4%
4	23,360	0.9%	49,804	2.0%
5	46,595	1.8%	40,288	1.6%
Not rated	230,043	8.7%	258,336	10.1%
Total	$2,623,516	100.0%	$2,546,184	100.0%
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
With respect to investments for which market quotations are not readily available, the Adviser undertakes a multi-step valuation process each quarter, as described below:
•Each portfolio company or investment will be valued by the Adviser, with assistance from one or more independent valuation firms engaged by our Board of Directors or as noted below, with respect to investments in an investment fund;
•The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and
•The Board of Directors determines the fair value of each investment, in good faith, based on the input of the Adviser and independent valuation firm (to the extent applicable).
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

DETERMINATIONS IN CONNECTION WITH OFFERINGS
Although we are no longer offering shares of our common stock in a continuous public offering, we may, from time to time, elect to issue shares of our common stock in private placements. We are prohibited under the 1940 Act from selling our shares of common stock at an offering price, after deducting selling commissions and dealer manager fees, that is below our net asset value per share unless we obtain prior Board of Directors and stockholder approval. On June 24, 2020, we received stockholder approval to sell shares of our common stock in an amount not to exceed 25% of our then-outstanding common stock immediately prior to each such sale at a price below our then-current NAV, subject to certain conditions. In connection with any issuance of our common stock, our Board of Directors or a committee thereof review the then current offering price per share, if available, against the current estimated net asset value per share to ensure that we are not selling shares of our common stock at a price that, after deducting selling commissions and dealer manager fees, was below our net asset value per share. If shares are to be sold at a price below our net asset value per share pursuant to shareholder approval thereof, then a majority of our directors who have no financial interest in the sale and a majority of such directors who are not interested persons of us or the Adviser must determine that such sale would be in our best interests and those of our stockholders.
    In reviewing our offering price in connection with any closing, the Board of Directors or a committee thereof expects to consider the following factors, among others, in making such determination:
•the net asset value of our common stock disclosed in the most recent periodic report we filed with the SEC;
•our Adviser’s assessment of whether any material change in the net asset value of our common stock has occurred (including through the realization of net gains on the sale of our portfolio investments) from the period beginning on the date of the most recently disclosed net asset value to the period ending two days prior to the date of the closing on and sale of our common stock; and
•the magnitude of the difference between the net asset value disclosed in the most recent periodic report we filed with the SEC and our Adviser’s assessment of any material change in the net asset value since the date of the most recently disclosed net asset value, and the offering price of the shares of our common stock at the date of closing.
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
Prior to February 1, 2019, our Adviser provided investment advisory and management services under the investment advisory and management services agreement, effective November 1, 2016, (the “Prior Investment Advisory Agreement”) and most recently re-approved by the Board in August 2018. The terms of the Prior Investment Advisory Agreement were materially identical to the Investment Advisory Agreement. The Prior Investment Advisory Agreement automatically terminated on February 1, 2019 upon the indirect change of control of the Adviser on the consummation of Franklin Resources, Inc.’s (“FRI”) and Templeton International, Inc.’s (collectively with FRI, “Franklin Templeton”) acquisition of BSP (the “FT Transaction”). The Investment Advisory Agreement was approved by the Board, including a majority of independent directors, on October 22, 2018, and by stockholders at a special meeting held on January 11, 2019 and took effect February 1, 2019. The Board renewed the Investment Advisory Agreement on January 21, 2021. For additional information regarding the FT Transaction, please see the section entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions and Agreements”.
Responsibilities of the Adviser
Subject to the overall supervision of our Board of Directors, our Adviser manages our day-to-day operations and provides investment advisory and management services to us. Under the terms of our Investment Advisory Agreement, our Adviser, among other things:

•Determines the composition and allocation of our portfolio, the nature and timing of the changes in our portfolio, and the manner of implementing such changes;
•Identifies, evaluates, and negotiates the structure of the investments we make;
•Executes, monitors, and services our investments;
•Determines the securities and other assets that we will purchase, retain, or sell;
•Performs due diligence on prospective portfolio companies; and
•Provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.
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
Base Management Fee
The base management fee is calculated at an annual rate of 1.5% of our average gross assets (including assets purchased with borrowed funds). The Company's gross assets increase or decrease with any appreciation or depreciation associated with a derivative contract. The base management fee is payable quarterly in arrears. Average gross assets are calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters. All or any part of the base management fee not taken as to any quarter is deferred without interest and may be taken in such other quarter as the Adviser will determine. However, any deferred base management fee must be taken within three calendar years of the date on which such fee was first payable by us. The base management fee for any partial month or quarter is appropriately pro-rated.
Incentive Fees
The incentive fee consists of two parts. The first part is referred to as the incentive fee on income and it is calculated and payable quarterly in arrears based on our “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income, and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees, or other fees that the we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement with BSP, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation. The payment of the incentive fee on income is subject to payment of a preferred return to investors each quarter, expressed as a quarterly rate of return on the value of our net assets at the end of the most recently completed calendar quarter, of 1.75% (7.00% annualized), subject to a “catch up” feature (as described below). The calculation of the incentive fee on income for each quarter is as follows:
•No incentive fee on income is payable to the Adviser in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the preferred return rate of 1.75%, or 7.00% annualized (the “Preferred Return”), on net assets;
•100% of our Pre-Incentive Fee Net Investment Income, if any, that exceeds the preferred return but is less than or equal to 2.1875% in any calendar quarter (8.75% annualized) is payable to the Adviser. This portion of our incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 20% on all of our Pre-Incentive Fee Net Investment Income when our Pre-Incentive Fee Net Investment Income reaches 2.1875% (8.75% annualized) in any calendar quarter; and
•For any quarter in which our Pre-Incentive Fee Net Investment Income exceeds 2.1875% (8.75% annualized), the incentive fee on income equals 20% of the amount of our Pre-Incentive Fee Net Investment Income, as the Preferred Return and catch-up will have been achieved.

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
Payment of our expenses
All investment professionals and staff of the Adviser and BSP, when and to the extent engaged in providing investment advisory and management services to us, and the compensation and routine overhead expenses of such personnel allocable to such services (including health insurance, 401(k) plan benefits, payroll taxes and other compensation related matters), are provided and paid for by the Adviser. We bear all other costs and expenses of our operations and transactions, including (without limitation) fees and expenses relating to:
•expenses deemed to be “organization and offering expenses” of the Company for purposes of Conduct Rule 2310(a)(12) of the Financial Industry Regulatory Authority, or FINRA;
•amounts paid to third parties for administrative services;
•amounts paid to third party experts relating to the investigation and monitoring of our investments;
•the cost of calculating our net asset value;
•the cost of effecting sales and repurchases of shares of our common stock and other securities;
•management and incentive fees payable pursuant to the Investment Advisory Agreement;
•fees payable to third parties relating to, or associated with, making investments and valuing investments (including third-party valuation firms);
•transfer agent and custodial fees;
•fees and expenses associated with marketing efforts (including attendance at investment conferences and similar events);
•federal and state registration fees;
•any exchange listing fees;
•federal, state, and local taxes;
•independent directors’ fees and expenses;
•brokerage commissions;
•costs of proxy statements;
•stockholders’ reports and notices;
•costs of preparing government filings, including periodic and current reports with the SEC;
•fidelity bond, liability insurance, and other insurance premiums;
•printing and mailing; and
•independent accountants and outside legal costs.
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

Duration and termination
The Adviser serves as our investment adviser pursuant to the Investment Advisory Agreement, which was approved by our shareholders effective February 1, 2019. The Board renewed the Investment Advisory Agreement on January 21, 2021. Unless terminated earlier, it will remain in effect until February 2022 and then continue in effect from year to year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by us without penalty upon not less than 60 days’ written notice and by the Adviser upon not less than 120 days' written notice. Any termination by us must be authorized either by our Board of Directors or by vote of our stockholders.
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
Asset Coverage
We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. Although the Small Business Credit Availability Act of 2018 (the “SBCAA”) amended the 1940 Act to permit BDCs to incur increased leverage if certain conditions are met, we do not presently intend to avail ourselves of the increased leverage limits permitted by the SBCAA. If we were to avail ourselves of the increased leverage permitted by the SBCAA, this would effectively allow us to double our leverage, which would increase leverage risk and expenses. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with Wells Fargo, JPM, Citi, and MassMututal and have sold $310.0 million in aggregate principal of unsecured notes.
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
    Prior to February 1, 2019, our Adviser provided investment advisory services to us pursuant to the Prior Investment Advisory Agreement, which was terminated in connection with the FT Transaction. For additional information regarding the Investment Advisory Agreement and the Prior Investment Advisory Agreement, please see the section entitled “Item 1. Business - Investment Advisory and Management Services Agreement.” The Board renewed the Investment Advisory Agreement on January 21, 2021.
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
Risks Relating to Debt Financing
We have sold unsecured notes and have entered into revolving credit facilities with Wells Fargo, JPM, Citi, and MassMutual that contain various covenants which, if not complied with, could accelerate repayment under the Credit Facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations, and our ability to pay distributions to our stockholders.
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
At December 31, 2020, we had approximately $1.1 billion of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $3.0 billion in total assets, (ii) a weighted average cost of funds of 3.65%, (iii) $1.4 billion in debt outstanding (i.e., assumes that the $310.0 million principal amount of our unsecured notes sold and the full $1.1 billion available to us under our revolving credit facilities is outstanding), and (iv) $1.4 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(24.89)%	(14.28)%	(3.68)%	6.93%	17.53%
___________________
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our December 31, 2020 total assets of at least 1.73%.
As of December 31, 2020, the Wells Fargo Credit Facility provided for borrowings in an aggregate principal amount of up to $300.0 million on a committed basis, due August 28, 2025; the Citi Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, due May 31, 2022; the MassMutual Credit Facility provided for borrowings in an aggregate principal amount of up to $100.0 million on a committed basis, and, subject to satisfaction of certain conditions, contains an accordion feature whereby the MassMutual Credit Facility can be expanded to $150.0 million, due December 31, 2025; the JPM Credit Facility provided for borrowings in an aggregate principal amount of up to $300.0 million on a committed basis, due August 28, 2023; the 2022 Notes provided borrowings in an aggregate principal amount of $150.0 million, due December 30, 2022; the 2023 Notes provided borrowings in an aggregate principal amount of $60.0 million, due May 30, 2023; and the 2024 Notes provided borrowings in an aggregate principal amount of $100.0 million, due December 15, 2024. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Borrowings” for more information about these financing arrangements.
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
We intend to conduct tender offers pursuant to our share repurchase program on an annual basis. The share repurchase program includes numerous restrictions that limit your ability to sell your shares and should not be relied upon as a method to sell your shares promptly or at a desired price. We intend to limit the number of shares repurchased pursuant to our proposed share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan; at the discretion of our Board of Directors, we may also use cash on hand, cash available from borrowings, and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) we will not repurchase shares in any calendar year in excess of 10% of the weighted average number of shares outstanding in the prior calendar year; (3) unless you tender all of your shares, you must tender at least 25% of the amount of shares you have purchased in the offering and must maintain a minimum balance of $1,000 subsequent to submitting a portion of your shares for repurchase by us; and (4) to the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year.
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
When we make annual repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price you paid for shares in our offering. As a result, to the extent you have the ability to sell your shares to us as part of our share repurchase program, the price at which you may sell your shares, may be lower than what you paid in connection with your purchase of shares in our offering.
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
As discussed above, we intend to conduct tender offers pursuant to our share repurchase program on an annual basis. We may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock we are able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period. Our eight most recent tender offers were oversubscribed.

Federal Income Tax Risks
We may be subject to corporate-level U.S. federal taxes if we fail to maintain our qualification as a RIC.
To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source, and asset diversification requirements.
•The Annual Distribution Requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss, if any. We may be subject to corporate-level U.S. federal income tax on any of our undistributed income or gain. Additionally, we will be subject to a 4% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. Because we use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
•The income source requirement will be satisfied if we obtain at least 90% of our gross income for each year from dividends, interest, gains from the sale of stock or securities, or similar sources.
•The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. Government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
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
General Risk Factors
Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.
The current worldwide financial market situation, as well as growing social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide through economic sanctions and otherwise. In December 2020, the United Kingdom reached the end of the transition period which followed its exit from the European Union on January 31, 2020. The new Trade and Cooperation Agreement reached between the European Union and United Kingdom in late 2020 is untested and may lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European and global markets for some time. In addition, the fiscal, trade and foreign policies of foreign nations, such as China, North Korea and Iran, may have a severe impact on the worldwide and U.S. financial markets. In addition, the policies of the U.S. administration may impact, among other things, the U.S. and global economy and international trade and relation, among other areas, and the impact of such policies on us, are unclear at present. We do not know how long the financial markets will be affected by these events and cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Changes to U.S. tariff and import/export regulations may affect our portfolio companies, and may negatively impact our business, results of operations or financial condition.
There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating uncertainty about the future relationship between the United States and other countries. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade. Any of these factors could dampen economic activity and limit our portfolio companies’ access to suppliers or customers, resulting in a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.
The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.
The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of a strain of novel coronavirus causing respiratory illness (“COVID-19”) that emerged in December 2019. Some economists and have cautioned that the persistent spread of COVID-19 globally could result in a large-scale economic downturn. Even as the world begins to recover from the COVID-19 pandemic, many major economies, including the U.S. economy, may continue to experience a period of recession. The COVID-19 pandemic has had and continues to have an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments on their loans and the volume and type waivers given to borrowers and remedies in the event of a default, each of which could have an adverse impact on the quantity and quality of loans available to us. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us, which could materially impact our business, financial condition and results of operations.
Equity capital may be particularly difficult to raise during periods of extreme volatile market conditions because, as a BDC, we are generally not able to issue additional shares of our common stock at a price below NAV without obtaining approval for such issuance from our stockholders and our board of directors. Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. If sustained for a prolonged period of time, the current market conditions could result in difficulties refinancing or extending the maturity of our existing indebtedness or obtaining additional indebtedness with comparable terms.
In addition, significant changes or volatility in the capital markets may also impact the valuations of our investments. We also face an increased risk of investor, creditor or portfolio company disputes, litigation and governmental and regulatory scrutiny as a result of the effects of the COVID-19 pandemic on economic and market conditions. Although governmental authorities worldwide have implemented measures to stabilize the markets and foster economic growth, the ultimate success of these measures remain unknown at this time and they may not adequately address the market dislocation.
Events beyond our control, including public health crises, could adversely impact our portfolio companies and our results of our operations.
Periods of market volatility have occurred and may in the future occur in response to pandemics or other events that are beyond our control. These types of events have impacted and could continue to impact our operating results and the operating results of our portfolio companies. COVID-19 emerged in December 2019 and has been identified as a global pandemic by the World Health Organization. The COVID-19 pandemic continues to adversely impact global economic activity and has contributed to substantial instability in financial markets. In response, governmental authorities in affected jurisdictions, including the United States, have implemented drastic measures, including quarantines, “stay at home” orders, travel and hospitality restrictions and bans, and the temporary closures and limited operations of many businesses (including corporate offices, retail stores, restaurants, fitness clubs, manufacturing facilities and factories, and other businesses). COVID-19 has effectively resulted in the cessation of all “non-essential” business activities for a period of time. While certain state and local governments across the United States have taken steps to re-open their economies by lifting “stay at home” orders and re-opening businesses, a number of states and local governments have needed to pause or slow the re-opening or impose new shut-down orders due to a resurgence of COVID-19 cases and the emergence of a more contagious strain of the virus.

The COVID-19 pandemic and the resulting economic dislocations have and continue to have adverse consequences for the business operations and financial performance of some of our portfolio companies, which impacts the valuation of our investments. Local, state and federal governmental authorities in the United States and around the world have imposed travel restrictions, business closures or limited business operations and other quarantine measures on businesses and individuals that remain in effect as of the date of this Annual Report on Form 10-K. We will be impacted in the event that the operations of our Investment Adviser or our portfolio companies (or any of their key personnel or service providers) are compromised, or if necessary or beneficial systems and processes are disrupted as a result of stay-at-home orders or other related interruptions to business operations. We are closely monitoring the developments of COVID-19 and continually assessing the potential impact on our business and the business of our portfolio companies, including the impact of the closures and restrictions described above. Depending on the duration and magnitude of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in impacted industries, such as travel and hospitality, to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers.
Although it is impossible to predict the consequences of these governmental actions, it is clear that these types of events are impactful and will continue to impact us and our portfolio companies in the future. The effects of the COVID-19 pandemic may materially impact (i) the value of our investments and the performance of ourselves and our portfolio companies, (ii) the ability of our portfolio companies to continue to satisfy loan covenants or make timely payments under loans provided by us, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to repay debt obligations to our lenders on time or at all, or (iv) our ability to source, manage and achieve our investment objectives, all of which could adversely impact our portfolio companies and our results of operations.
Global markets could enter a period of severe disruption and instability due to catastrophic events, such as terrorist attacks, acts of war, natural disasters, and outbreaks of epidemic, pandemic or contagious diseases, which could impair our portfolio companies’ financial positions and operating results and affect the industries in which we invest and, in turn, harm our operating results.
The U.S. and global markets have, from time to time, experienced periods of disruption due to events such as terrorist attacks; acts of war; natural disasters, such as earthquakes, tsunamis, fires, floods or hurricanes; and outbreaks of epidemic, pandemic or contagious diseases. Such events have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. In particular, outbreaks of epidemic, pandemic or contagious diseases may cause serious harm to our business, operating results and financial condition. Disease pandemics such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, the H1N1 virus and, presently, COVID-19, have diverted resources and priorities towards the treatment of such diseases. We continually assess the potential impact of COVID-19 on our business and the business of our portfolio companies, including the effects described below.
Any prolonged disruptions in the business of our portfolio companies, including a disruption in their supply chains may adversely affect their ability to obtain the necessary raw materials or components to make their products or cause a decline in the demand for their products or services, leading to a negative impact on their operating results. In addition, such events may lead to restrictions on travel to and from the affected areas, making it more difficult for our portfolio companies to conduct their businesses. As a result of pandemic outbreaks, including the COVID-19, businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates may require forced shutdowns of our portfolio companies’ facilities for extended or indefinite periods. In addition, these widespread outbreaks of illness, particularly in China, North America, Europe, or other locations significant to the operations of our portfolio companies, could adversely affect their workforce, resulting in serious health issues and absenteeism, and may cause serious harm to our results of operations, business, or prospects.
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

The discontinuation of LIBOR and the transition to any new reference rates may affect the value of our LIBOR-indexed portfolio investments and may increase the cost of borrowing under our credit facilities, which in each case could affect our results.
The U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that it intends not to compel panel banks to contribute to LIBOR after 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA reaffirmed the central assumption that firms cannot rely on LIBOR being published after the end of 2021. However, the outbreak of COVID-19 may adversely impact the timing of many firms’ transition planning, and we continue to assess the potential impact of the COVID-19 outbreak on our transition plans. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 outbreak will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Furthermore, on November 30, 2020, Intercontinental Exchange, Inc. (“ICE”) announced that the ICE Benchmark Administration Limited (“IBA”), a wholly-owned subsidiary of ICE and the administrator of LIBOR, will consider extending the LIBOR transition deadline to June 30, 2023. The announcement was supported by the FCA and the Federal Reserve. Despite the announcement, regulators continue to emphasize the importance of LIBOR transition planning.
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
We intend to declare distributions and pay distributions on a quarterly basis. We will pay these distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of distributions or year-to-year increases in distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, and such other factors as our Board of Directors may deem relevant from time-to-time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our offerings of our common stock or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares. Distributions from the proceeds of our offerings of common stock or from borrowings also could reduce the amount of capital we ultimately invest in interests of portfolio companies. We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from our public offering to fund distributions (which may reduce the amount of capital we ultimately invest in assets). There can be no assurance that we will be able to sustain distributions at any particular level or at all. A return of capital is a return of your initial investment in the Company rather than earnings or gains derived from our investment activities. We have not paid a distribution that represented a return of capital since November 2, 2015.
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
We and our portfolio companies are subject to regulation at the U.S. local, state and federal level. We are also subject to federal, state and local laws and are subject to judicial and administrative decisions that affect our operations, including maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure proceedings and other trade practices. If these laws, regulations or decisions change, or if we expand our business into additional jurisdictions, we may have to incur significant expenses in order to comply or we might have to restrict our operations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. President Biden may support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies. If we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.
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
On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act was signed into law, which increased from $50 billion to $250 billion the asset threshold for designation of "systemically important financial institutions" or "SIFIs" subject to enhanced prudential standards set by the Federal Reserve Board, staggering application of this change based on the size and risk of the covered bank holding company. On January 30, 2020, the Federal Reserve Board released proposed changes to the Volcker Rule that would loosen compliance requirements for all banks. The effect of these change and any further rules or regulations are and could be complex and far-reaching, and the change and any future laws or regulations or changes thereto could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
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
Uncertainty resulting from the U.S. presidential election and the overall political climate could negatively impact our business, financial condition, and results of operations.
The 2020 U.S. presidential election created uncertainty with respect to legal, tax, and regulatory regimes in which the Company and its portfolio entities, as well as the Adviser, the Administrator, Benefit Street Partners, and their affiliates operate. President Biden and the Democratic Party Platform have endorsed substantial tax increases for corporations and individuals and advocated for significant new regulation of the financial services industry. Any significant changes in economic or tax policy and/or government programs, as well as any future such changes, could have a material adverse impact on the Company and on its investments.
We are subject to risks related to corporate social responsibility.
There is increased public scrutiny related to environmental, social and governance (“ESG”) activities of public companies. We risk damage to our brand and reputation if we do not act responsibly in a number of key areas, including diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could negatively affect our business and results of operations. Additionally, new regulatory initiatives related to ESG could adversely affect our business.

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
We are highly dependent on information systems and systems failures or interruption could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends and other distributions.
We depend on the communications and information systems of our Investment Adviser and its affiliates as well as certain third-party service providers. As our reliance on these systems has increased, so have the risks posed to these communications and information systems. Any failure or interruption in these systems, including due to (i) electrical or telecommunication outages, (ii) natural disasters such as earthquakes, tornadoes and hurricanes, (iii) disease pandemics, (iv) events arising from local or larger state political or social matters, including terrorist activities, and (v) cyberattacks could cause disruptions in our activities.
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
•result in liability to us for claims by stockholders and third-parties;
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

ITEM 3. LEGAL PROCEEDINGS
    As of December 31, 2020, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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
    Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2020:

Title of Class	Amount Authorized	Amount Issued
Common Stock, par value $0.001 per share	450,000,000	229,288,951
    As of December 31, 2020, we had issued 229.3 million shares of common stock for gross proceeds of $2.3 billion, including the shares purchased by affiliates and shares issued under our DRIP. As of December 31, 2020, we had repurchased 27.9 million shares of common stock for payments of $239.7 million through our share purchase program. As of December 31, 2020, we had 37,292 record holders of our common stock.
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
    We have not established limits on the amount of funds we may use from available sources to fund distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the years ended December 31, 2020, 2019, and 2018 no portion of our distributions were characterized as return of capital for tax purposes, respectively.

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
Issuer Purchases of Equity Securities
    The table below provides information concerning our repurchases of shares of our common stock during the year ended December 31, 2020, pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs. (in millions)
January 1, 2020 to March 31, 2020	2,115,276	$7.75	2,115,276	—
April 1, 2020 to June 30, 2020	—	—	—	—
July 1, 2020 to September 30, 2020	—	—	—	—
October 1, 2020 to December 31, 2020	—	—	—	—
Total	2,115,276		2,115,276
    See Note 10 to our consolidated financial statements contained in this Annual Report on Form 10-K for a more detailed discussion of the terms of our share repurchase program.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
    The consolidated statements of operations data, consolidated per share data, and consolidated statements of assets and liabilities data for each of the five years in the period ended December 31, 2020 are derived from our audited consolidated financial statements which are filed with the SEC. This selected financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	As of and For the Year Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Total investment income	$196,685	$244,505	$237,012	$223,820	$229,658
Total expenses	102,919	134,477	131,997	116,161	108,521
Income tax expense, including excise tax	2,566	1,771	1,605	1,619	1,140
Net investment gain attributable to non-controlling interests	—	9	25	29	19
Net investment income	91,200	108,248	103,385	106,011	119,978
Net realized and unrealized loss on investments, net of deferred taxes	(126,913)	(11,378)	(75,292)	(27,651)	(26,892)
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	—	(3,017)	(840)	29	1,316
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	(89)	(1,381)	993	—	—
Net increase (decrease) in net assets resulting from operations	$(35,802)	$92,472	$28,246	$78,389	$94,402
Consolidated Per Share Data:
Net investment income	$0.46	$0.57	$0.57	$0.59	$0.67
Net realized and unrealized loss on investments, net of deferred taxes	$(0.64)	$(0.07)	$(0.41)	$(0.15)	$(0.14)
Net increase (decrease) in net assets resulting from operations	$(0.18)	$0.49	$0.16	$0.44	$0.52
Distributions declared	$0.46	$0.65	$0.65	$0.76	$0.87
Consolidated Statements of Assets and Liabilities Data:
Total assets	$2,742,598	$2,640,530	$2,463,324	$2,652,514	$2,616,306
Borrowings outstanding	$1,117,821	$1,095,042	$896,678	$1,041,149	$915,497
Total net assets	$1,399,755	$1,462,683	$1,492,719	$1,494,516	$1,529,734
Other Data:
Total return (1)	(3.44)%	6.60%	1.96%	5.24%	6.02%
Number of portfolio company investments at year end	268	227	204	157	135
Value of investments at year end	$2,623,516	$2,546,184	$2,334,714	$2,503,523	$2,394,083
Weighted average yield on investments at year end	8.3%	8.9%	9.8%	8.5%	9.7%
______________
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
In addition to factors previously disclosed in our U.S. Securities and Exchange Commission (“SEC”) reports and those identified elsewhere in this report, including the “Risk Factors” section, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:
•our future operating results;
•the impact of the COVID-19 pandemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the current COVID-19 pandemic;
•the impact that the discontinuation of LIBOR and the transition to new reference rates could have on the value of our LIBOR-indexed portfolio investments and the cost of borrowing under our credit facilities;
•the impact of the investments that we expect to make;
•the ability of our portfolio companies to achieve their objectives;
•our contractual arrangements and relationships with third parties;
•our expected financings and investments;
•the adequacy of our cash resources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•our repurchase of shares;
•actual and potential conflicts of interest with our Adviser and its affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
•the ability to qualify and maintain our qualifications as a regulated investment company (“RIC”) and a business development company (“BDC”);
•the timing, form, and amount of any distributions;
•the impact of fluctuations in interest rates on our business;
•the valuation of any investments in portfolio companies, particularly those having no liquid trading market;
•the impact of changes to generally accepted accounting principles, and the impact to BDCA; and
•the impact of changes to tax legislation and, generally, our tax position.
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
    Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans, and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues of less than $1 billion, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of December 31, 2020, 82.6% of our portfolio was invested in senior secured loans.
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
Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At December 31, 2020:
Investment Portfolio	$2,623.5
Net assets	1,399.8
Debt (net of deferred financing costs)	1,104.7
Net asset value per share	6.95

Portfolio Activity for the Year Ended December 31, 2020:
Purchases during the period	1,082.5
Sales, repayments, and other exits during the period	891.7
Number of portfolio companies at end of period	268

Operating results for the Year Ended December 31, 2020:
Net investment income per share	0.46
Distributions declared per share	0.46
Net decrease in net assets resulting from operations per share	(0.18)
Net investment income	91.2
Net realized and unrealized loss, net of change in deferred taxes	(127.0)
Net decrease in net assets resulting from operations	(35.8)
Portfolio and Investment Activity
    During the year ended December 31, 2020, we made $1,082.5 million of investments in new and existing portfolio companies and had $891.7 million in aggregate amount of sales and repayments, resulting in net investments of $190.8 million for the period. The total portfolio of debt investments at fair value consisted of 91.3% bearing variable interest rates and 8.7% bearing fixed interest rates.

    Our portfolio composition, based on fair value at December 31, 2020 was as follows:

	December 31, 2020
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	73.5%	7.1%
Senior Secured Second Lien Debt	9.1	9.4
Subordinated Debt	4.5	12.3
Collateralized Securities (2)	4.1	9.6
Equity/Other (3)	8.8	14.8
Total	100.0%	8.3%
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
    The weighted average risk rating of our investments based on fair value was 2.33 and 2.37 as of December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, we had eleven portfolio companies on non-accrual with a total amortized cost of $104.1 million and fair value of $55.4 million, which represented 3.8% and 2.1% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2019, we had eight portfolio companies on non-accrual with a total amortized cost of $62.8 million and fair value of $22.5 million, which represented 2.4%, and 0.9% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding our non-accrual policy.
RESULTS OF OPERATIONS
    Operating results for the years ended December 31, 2020, 2019, and 2018 were as follows (dollars in thousands):

	For the years ended December 31,
	2020	2019	2018
Total investment income	$196,685	$244,505	$237,012
Total expenses	102,919	134,477	131,997
Income tax expense, including excise tax	2,566	1,771	1,605
Net investment gain attributable to non-controlling interests	—	9	25
Net investment income	$91,200	$108,248	$103,385
Investment Income
    For the year ended December 31, 2020, total investment income was $196.7 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.6 billion and a weighted average current yield of 8.3%. Included within total investment income was $6.1 million of fee income for the year ended December 31, 2020. Fee income consists primarily of prepayment and amendment fees. For the year ended December 31, 2019 total investment income was $244.5 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 8.9%. Included within total investment income was $3.6 million of fee income for the year ended December 31, 2019. Fee income consists primarily of prepayment and amendment fees. For the year ended December 31, 2018, total investment income was $237.0 million, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 9.8%. Included within total investment income was $4.8 million of fee income for the year ended December 31, 2018. Fee income consists primarily of prepayment and amendment fees.

Operating Expenses
    The composition of our operating expenses for the years ended December 31, 2020, 2019, and 2018 was as follows (dollars in thousands):

	For the years ended December 31,
	2020	2019	2018
Management fees	$37,764	$39,837	$39,828
Incentive fee on income	6,223	27,062	21,681
Interest and debt fees	46,971	55,312	55,270
Professional fees	5,397	3,553	6,048
Other general and administrative	4,877	7,016	7,364
Administrative services	702	788	789
Directors' fees	985	909	1,017
Total operating expenses	$102,919	$134,477	$131,997
    For the years ended December 31, 2020, 2019, and 2018, we incurred management fees of $37.8 million, $39.8 million, and $39.8 million, respectively. For the years ended December 31, 2020, 2019, and 2018, we incurred incentive fees on income of $6.2 million, $27.1 million, and $21.7 million.
    For the years ended December 31, 2020, 2019, and 2018, we incurred interest and debt fees of $47.0 million, $55.3 million, and $55.3 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, trustee fees, amortization of deferred financing costs, and amortization of discount if applicable related to our revolving credit facilities and unsecured notes, each as defined herein in the section entitled "Borrowings". The decrease in interest and debt fees for the year ended December 31, 2020 as compared to the same period in 2019 and 2018 is primarily the result of a decrease in average interest costs.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments, Foreign Currency Transactions, and Forward Currency Exchange Contracts
    Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and foreign currency transactions, net of change in deferred taxes for the years ended December 31, 2020, 2019, and 2018 were as follows (dollars in thousands):

	For the years ended December 31,
	2020	2019	2018
Net realized gain (loss)
Control investments	$(18,650)	$(41,367)	$460
Affiliate investments	2,448	(21,341)	(39,852)
Non-affiliate investments	(115,614)	(2,534)	15,458
Net realized gain (loss) on foreign currency transactions	(333)	717	(376)
Total net realized loss	(132,149)	(64,525)	(24,310)
Net change in unrealized appreciation (depreciation) on investments
Control investments	(13,747)	68,265	8,897
Affiliate investments	(19,275)	7,652	5,538
Non-affiliate investments	35,995	(23,757)	(64,948)
Net change in deferred taxes	2,263	987	(469)
Total net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	5,236	53,147	(50,982)
Net change in unrealized depreciation attributable to non-controlling interests	—	(3,017)	(840)
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	(89)	(1,381)	993
Net realized and unrealized loss	$(127,002)	$(15,776)	$(75,139)
    Net realized and unrealized loss on investments and foreign currency transactions, net of change in deferred taxes, resulted in a net loss of $(127.0) million for the year ended December 31, 2020 compared to net losses of $(15.8) million, and $(75.1) million, respectively, for the same periods in 2019 and 2018. We look at net realized gain (loss) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.
    The net realized and unrealized loss for the year ended December 31, 2020 was primarily driven by realized losses on Senior Secured Investment sales.
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

Changes in Net Assets from Operations
    For the year ended December 31, 2020, our operating results were impacted by the uncertainty surrounding the COVID-19 pandemic, which had a negative impact on the global economy and impacted the fair value and performance of our investment portfolio. For the year ended December 31, 2020, we recorded a net decrease in net assets resulting from operations of $(35.8) million versus a net increase in net assets resulting from operations of $92.5 million for the year ended December 31, 2019. The decrease is primarily driven by an increase in realized and unrealized loss on our investments. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2020 and 2019, respectively, our per share net decrease in net assets resulting from operations was $(0.18) for the year ended December 31, 2020, versus a net increase in net assets of $0.49 for the year ended December 31, 2019.
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
Cash Flows
    For the year ended December 31, 2020, net cash provided by operating activities was $12.5 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The increase in cash flows provided by operating activities for the year ended December 31, 2020 was primarily a result of sales and repayments of investments of $847.2 million, net realized loss from investments of $131.8 million and payable for unsettled trades of $151.7 million, partially offset by purchases of investments of $1,038.1 million.
    Net cash used in financing activities of $5.4 million during the year ended December 31, 2020 primarily related to payments on debt of $1,035.0 million and stockholder distributions of $63.7 million, partially offset by proceeds from debt of $1,057.1 million.
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

Recent Developments
Formation of Joint Venture
On January 20, 2021, the Company entered into a limited liability company agreement to co-manage a newly formed joint venture, BDCA Senior Loan Fund LLC (the “Joint Venture”). The Joint Venture invests primarily in senior secured loans of U.S. middle-market companies. The Company contributed 100% of the membership interests in BDCA-CB Funding, LLC, a Delaware limited liability company (the “Funding Subsidiary”) and certain other investments with a combined aggregate principal balance of $684.0 million. The Company also made a cash contribution of $43.75 million to the Joint Venture. In exchange for the contributed investments and cash, the Company owns 87.5% of the Joint Venture’s membership interests. The Joint Venture is managed by a four-member board of managers, of which the Company and the other Joint Venture member each have equal representation. The Joint Venture is not consolidated in the Company's consolidated financial statements and will be classified as an equity investment in the consolidated schedule of investments.
Amendment to Citi Credit Agreement
On January 20, 2021, the Joint Venture entered into an amendment to the Credit and Security Agreement, dated as of June 27, 2014 (as amended, the “Citi Credit Agreement”), among the Financing Subsidiary, as borrower, the Lenders, Citibank, N.A., as administrative agent, U.S. Bank National Association, as collateral agent and as custodian, and the Company, as collateral manager. The amendment, among other things, (i) replaces the Company with the Joint Venture as the collateral manager under the Citi Credit Agreement, (ii) extends the end of the reinvestment period from May 31, 2021 to May 31, 2023 and (iii) extends the final maturity date from May 31, 2022 to May 31, 2024.
Amendment to JPMorgan Credit Agreement
On January 21, 2021, the Company, through a wholly owned, consolidated special purpose financing subsidiary, BDCA 57th Street Funding, LLC, entered into an amendment (the “JPM Amendment”) to its Loan and Security Agreement with JPMorgan Chase Bank, National Association, dated as of August 28, 2020 (as amended from time to time, the “JPM Credit Agreement”). The JPM Amendment, among other things, increases the amount that the Company is permitted to borrow under the JPM Credit Agreement from $300.0 million to $400.0 million.
Share Repurchase Program
On December 15, 2020, the Company offered to purchase up to approximately 3,575,000 shares of its common stock pursuant to its SRP at a price equal to $6.71 per share. The offer expired on January 26, 2021 (the "Expiration Date"). On February 25, 2021, the Company purchased 2,776,140 shares of its common stock for aggregate consideration of $18.6 million pursuant to the limitations of the SRP as detailed in Note 10.
Liquidity and Capital Resources
    We generate cash flows from fees, interest, and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of December 31, 2020, we had issued 229.3 million shares of our common stock for gross proceeds of $2.3 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP. As of December 31, 2020, we had $310.0 million of senior unsecured notes outstanding. We suspended the DRIP from March 29, 2020 through June 26, 2020. While the DRIP was suspended, participants and all other holders of our common stock received distributions paid in cash. On March 31, 2020, we issued in a private placement an aggregate amount of 9,532,062 newly issued shares of our common stock at a price of $5.77 per share for aggregate cash proceeds of $55.0 million and on April 30, 2020, we issued in a private placement an aggregate amount of 693,240 newly issued shares of our common stock at a price of $5.77 per share for aggregate cash proceeds of $4.0 million.
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
    We intend to conduct annual tender offers pursuant to our share repurchase program. Our Board of Directors will consider the following factors, among others, in making its determination regarding whether to cause us to offer to repurchase shares and under what terms:
•the effect of such repurchases on our qualification as a RIC (including the consequences of any necessary asset sales);
•the liquidity of our assets (including fees and costs associated with disposing of assets);

•our investment plans and working capital requirements;
•the relative economies of scale with respect to our size;
•our history in repurchasing shares or portions thereof; and
•the condition of the securities markets.
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
Distributions
    For the period from January 1, 2018 to March 29, 2020, the Company’s Board of Directors had authorized, and had declared, cash distributions payable on a monthly basis to stockholders of record at a distribution rate of $0.00178082 per day, which is equivalent to approximately $0.65 annually, per share of common stock, except for 2020 where the daily distribution rate was $0.00177596 per day to accurately reflect 2020 being a leap year. Effective April 21, 2020, the Board of Directors of the Company approved a transition in the timing of its distributions to holders of the Company's common stock from a monthly to a quarterly basis. On June 26, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on July 6, 2020 to stockholders of record as of June 30, 2020. On September 25, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on October 1, 2020 to stockholders of record as of September 30, 2020. On November 9, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on January 4, 2021 to stockholders of record as of December 31, 2020.
    The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.
    The table below shows the components of the distributions we have declared and/or paid during the years ended December 31, 2020, 2019, and 2018 (dollars in thousands).

	For the years ended December 31,
	2020	2019	2018
Distributions declared	$90,981	$123,465	$117,578
Distributions paid	$85,990	$123,468	$116,995
Portion of distributions paid in cash	$63,658	$88,563	$78,012
Portion of distributions paid in DRIP shares	$22,332	$34,905	$38,983
    As of December 31, 2020, we had $15.5 million of distributions accrued and unpaid. As of December 31, 2019, we had $10.5 million of distributions accrued and unpaid.
    We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the years ended December 31, 2020, 2019, and 2018, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2020 will be reported to stockholders shortly after the end of the calendar year 2020 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.

    The following table sets forth the distributions declared during the years ended December 31, 2020, 2019, and 2018 (dollars in thousands):

	For the years ended December 31,
	2020	2019	2018
Distributions	$90,981	$123,465	$117,578
Total distributions	$90,981	$123,465	$117,578
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
Investment Advisory Agreement
    We entered into an Investment Advisory Agreement as of February 1, 2019, which was approved by the Board of Directors for a two year term, under which the Adviser, subject to the overall supervision of our Board of Directors manages the day-to-day operations of, and provides investment advisory services to us. The Adviser and its affiliates also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. The Adviser and its affiliates serve as investment adviser or sub-adviser to private funds and registered open-end funds, and serves as an investment adviser to a public real estate investment trust. The Adviser’s policies are designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities. In addition, any affiliated fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Adviser or its affiliates. The Board renewed the Investment Advisory Agreement on January 21, 2021.
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

Administration Agreement
    On November 1, 2016, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the years ended December 31, 2020, 2019, and 2018, the Company incurred $2.0 million, $2.4 million, and $2.5 million, respectively, in administrative service fees under the Administration Agreement.
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
Wells Fargo Credit Facility
On July 24, 2012, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, Funding I, entered into a revolving credit facility with Wells Fargo and U.S. Bank as collateral agent, account bank, and collateral custodian (as amended from time to time, the "Existing Wells Fargo Credit Facility"). The Existing Wells Fargo Credit Facility was amended on July 7, 2020 (the "July 7th Amendment") to decrease the total aggregate principal amount of borrowings from $600.0 million on a committed basis to $575.0 million. Prior to the July 7th Amendment, the facility was priced at one-month LIBOR, with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum. After the July 7th Amendment, the Existing Wells Fargo Credit Facility was priced at one-month LIBOR, with no LIBOR floor, plus a spread of 2.75% per annum. Interest was payable quarterly in arrears. Funding I was subject to a non-usage fee to the extent the aggregate principal amount available under the Existing Wells Fargo Credit Facility has not been borrowed. The non-usage fee per annum was 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeds 25%, except for the period from March 15, 2019 through June 15, 2019, where the non-usage fee per annum was 0.50% on any principal amount unused.
On August 28, 2020, the Company refinanced the Existing Wells Fargo Credit Facility with (i) a $300.0 million revolving credit facility with the Company, as collateral manager, Funding I, as borrower, the lenders party thereto, Wells Fargo, as administrative agent, and U.S. Bank, as collateral agent and collateral custodian (the "New Wells Fargo Credit Facility," together with Existing Wells Fargo Credit Facility, "Wells Fargo Credit Facility") and (ii) the JPM Credit Facility (as defined below).
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
JPM Credit Facility
On August 28, 2020, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, 57th Street, entered into a $300.0 million revolving credit facility with JPMorgan Chase Bank, Nation Association, as administrative agent ("JPM"), and U.S. Bank, as collateral agent, collateral administrator and securities intermediary (the "JPM Credit Facility"). The JPM Credit Facility provides for borrowings of up to $300.0 million through August 28, 2023, and any amounts borrowed under the JPM Credit Facility will mature on August 28, 2023 unless the administrative agent exercises its option to extend the maturity date to August 28, 2024. The JPM Credit Facility is priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.75% per annum. Interest is payable quarterly in arrears. 57th Street will be subject to a non-usage fee to the extent the commitments available under the JPM Credit Facility have not been borrowed. The non-usage fee per annum is 0.50% for the first 20% of the unused balance and 2.75% for the portion of the unused balance that exceeds 20%. 57th Street paid a structuring fee and incurred other customary costs and expenses in connection with the JPM Credit Facility. On January 21, 2021, the Company entered into an amendment (the “JPM Amendment”) to the JPM Credit Facility. The JPM Amendment, among other things, increases the amount that the Company is permitted to borrow under the JPM Credit Agreement from $300.0 million to $400.0 million.
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
Citi Credit Facility
On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into a credit facility as amended from time to time, (the “Citi Credit Facility”) with Citibank, N.A. ("Citi") as administrative agent and U.S. Bank as collateral agent, account bank, and collateral custodian. The Citi Credit Facility provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility. The Citi Credit Facility's reinvestment period ends on May 31, 2021 and matures on May 31, 2022. On January 20, 2021, the Joint Venture entered into an amendment to the Citi Credit Facility (the “Citi Credit Agreement”). The amendment, among other things, (i) replaces the Company with the Joint Venture as the collateral manager under the Citi Credit Agreement, (ii) extends the end of the reinvestment period from May 31, 2021 to May 31, 2023 and (iii) extends the final maturity date from May 31, 2022 to May 31, 2024. In connection with the Citi Credit Facility, CB Funding has made certain representations and warranties, is required to comply with various covenants, reporting requirements, and other customary requirements for similar facilities and is subject to certain customary events of default. Upon the occurrence and during the continuation of an event of default, Citi may declare the outstanding advances and all other obligations under the Citi Credit Facility immediately due and payable. During the continuation of an event of default, CB Funding must pay interest at a default rate.
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

Contractual Obligations
    The following table shows our payment obligations for repayment of debt and other contractual obligations as of December 31, 2020 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$253,000	$—	$—	$253,000	$—
JPM Credit Facility (2)	289,000	—	289,000	—	—
Citi Credit Facility (3)	267,250	—	267,250	—	—
MassMutual Credit Facility (4)	—	—	—	—	—
2024 Notes (5)	99,057	—	—	99,057	—
2023 Notes (6)	59,843	—	59,843	—	—
2022 Notes (7)	149,671	—	149,671	—	—
Total contractual obligations	$1,117,821	$—	$765,764	$352,057	$—
______________
(1)As of December 31, 2020, we had $47.0 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.
(2)As of December 31, 2020, we had $11.0 million of unused borrowing capacity under the JPM Credit Facility, subject to borrowing base limits.
(3)As of December 31, 2020, we had $132.8 million of unused borrowing capacity under the Citi Credit Facility, subject to borrowing base limits.
(4)As of December 31, 2020, we had $100.0 million of unused borrowing capacity under the MassMutual Credit Facility, subject to borrowing base limits.
(5)As of December 31, 2020, we had no unused borrowing capacity under the 2024 Notes.
(6)As of December 31, 2020, we had no unused borrowing capacity under the 2023 Notes.
(7)As of December 31, 2020, we had no unused borrowing capacity under the 2022 Notes.
Off-Balance Sheet Arrangements
    We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
    In the ordinary course of business, we may enter into future funding commitments. As of December 31, 2020, the Company had unfunded commitments on delayed draw term loans of $42.7 million (including $40.2 million of non-discretionary commitments and $2.5 million of discretionary commitments), unfunded commitments on revolver term loans of $48.5 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $3.8 million. As of December 31, 2019, the Company had unfunded commitments on delayed draw term loans of $24.9 million (including $21.8 million of non-discretionary commitments and $3.1 million of discretionary commitments), unfunded commitments on revolver term loans of $28.0 million, and unfunded equity capital discretionary commitments of $21.4 million. Please refer to Note 7 - Commitments and Contingencies for further detail of these unfunded commitments. We maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.
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
    With respect to investments for which market quotations are not readily available, the Adviser undertakes a multi-step valuation process each quarter, as described below:
•Each portfolio company or investment will be valued by the Adviser, potentially with assistance from one or more independent valuation firms engaged by our Board of Directors;
•The independent valuation firm(s), if involved, will conduct independent appraisals and make an independent assessment of the value of each investment; and
•The Board of Directors determines the fair value of each investment, in good faith, based on the input of the Adviser, independent valuation firm (to the extent applicable) and the audit committee of the Board of Directors.
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
Dividend Income
Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies.
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
Payment-in-Kind Interest/Dividends
    We hold debt and equity investments in our portfolio that contain PIK interest and dividend provisions. The PIK interest and PIK dividend, which represent contractually deferred interest or dividends that add to the investment balance that is generally due at maturity, are recorded on the accrual basis to the extent such amounts are expected to be collected.
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

    As of December 31, 2020, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 2.33% and fixed rate debt, bearing a weighted average interest rate of 4.90% with a total carrying value (net of deferred financing costs) of $1,104.7 million. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 24 Basis Points	$(6,271)
(+) 50 Basis Points	$9,422
(+) 100 Basis Points	$20,049
(+) 200 Basis Points	$41,303
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making that assessment, management used the criteria based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
    Based on its assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
    The rules of the SEC do not require, and this Annual Report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
    None.
.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
    The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
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
ITEM 11. EXECUTIVE COMPENSATION
    The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
    The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
    The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
    The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
PART IV
ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
    The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).
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

.

Exhibit No.	Description
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

4.14	Description of Our Securities (filed as Exhibit 4.14 to the Company's Annual Report on Form 10-K filed on March 20, 2020 and herein incorporated by reference).

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

10.12
Account Control Agreement, dated as of June 27, 2014, by and between BDCA-CB Funding, LLC, as pledger, U.S. Bank National Association as collateral agent and securities intermediary(previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2014 and herein incorporated by reference).

10.13
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

10.16
Asset Purchase Agreement, dated April 3, 2018, by and between Triangle Capital Corporation and BSP Asset Acquisition I, LLC (filed as Exhibit (k)(33) to the Company’s Post-Effective Amendment No. 3 to its Registration Statement on Form N-2 (File No. 333-210619)).

10.17
Amendment No. 10 to Loan and Servicing Agreement, dated as of April 3, 2018 (as amended), by and among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, and U.S. Bank National Association (filed as Exhibit (k)(34) to the Company’s Post-Effective Amendment No. 3 to its Registration Statement on Form N-2 (File No. 333-210619)).

10.18
Amendment No. 11 to Loan and Servicing Agreement, dated as of May 9, 2018, by and among BDCA Funding I, LLC, the Company, Wells Fargo Securities, LLC and Wells Fargo Bank, National Association, and U.S. Bank National Association (filed as Exhibit 10.3 to the Company’s Form 10-Q as filed on May 10, 2018).

10.19
Amendment No. 12 to Loan and Servicing Agreement, dated as of November 8, 2018, by and among BDCA Funding I, LLC, the Company, Wells Fargo Bank, National Association, each of the Lenders and Lender Agents party thereto and U.S. Bank National Association (filed as Exhibit 10.1 to the Company’s Current Report on form 8-K on November 13, 2018 and herein incorporated by reference).

10.20
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

10.21
Amendment No. 14 to Loan and Servicing Agreement, dated as of March 15, 2019, by and among BDCA Funding I, LLC, the Company, Wells Fargo Bank, National Association, each of the Lenders and Lender Agents party thereto and U.S. Bank National Association (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2019 and herein incorporated by reference).

10.22
Seventh Amendment to Credit and Security Agreement, dated as of June 27, 2019, among BDCA-CB Funding LLC, as borrower, the Lenders party thereto, Citibank, N.A., as administrative agent, and Business Development Corporation of America, as collateral manager (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019 and herein incorporated by reference).

10.23
Loan and Servicing Agreement, dated as of July 7, 2020, by and among the Corporation, BDCA Asset Financing, LLC, Massachusetts Mutual Life Insurance Company and the other Lenders from time to time party thereto, U.S. Bank National Association, as the Administrative Agent, Massachusetts Mutual Life Insurance Company, as the Facility Servicer, the Corporation, as Portfolio Asset Servicer, and U.S. Bank National Association as the Collateral Custodian (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2020 and herein incorporated by reference).

Exhibit No.	Description
10.24
Master Participation Agreement, dated as of July 7, 2020, by and among the Corporation and BDCA Asset Financing, LLC (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 9, 2020 and herein incorporated by reference).

10.25
Account Control Agreement, dated as of July 7, 2020, by and among BDCA Asset Financing, LLC, as borrower, U.S. Bank National Association and administrative agent, Massachusetts Mutual Life Insurance Company, as facility servicer and U.S. Bank National Association as securities intermediary (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 9, 2020 and herein incorporated by reference)

10.26
Amendment No. 15 to Loan and Servicing Agreement, dated as of July 7, 2020, by and among BDCA Funding I, LLC, the Corporation, Wells Fargo Bank, National Association, each of the Lenders and Lender Agents party thereto and U.S. Bank National Association (previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 9, 2020 and herein incorporated by reference).

10.27
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

10.28
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

10.29
Sale Agreement, dated as of August 28, 2020, between 57th Street Funding, LLC and the Corporation (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 3, 2020 and herein incorporated by reference).

10.30
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

ITEM 16. FORM 10-K SUMMARY
    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of March 2021.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
By:
/s/ Richard J. Byrne Name: Richard J. Byrne Title: Chief Executive Officer, President, and Chairman of the Board of Directors
* * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	March 15, 2021
/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2021
/s/ Lee S. Hillman Lee S. Hillman	Independent Director	March 15, 2021
/s/ Ronald J. Kramer Ronald J. Kramer	Independent Director	March 15, 2021
/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	March 15, 2021
/s/ Edward G. Rendell Edward G. Rendell	Independent Director	March 15, 2021
/s/ Dennis M. Schaney Dennis M. Schaney	Independent Director	March 15, 2021

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management's assessment included an evaluation of the design of our internal control over financial reporting. Based on this evaluation, we have concluded that, as of December 31, 2020, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Business Development Corporation of America

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Business Development Corporation of America (the Company), including the consolidated schedules of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodian, brokers or the underlying investee or by other appropriate auditing procedures where replies from brokers were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of investments using significant unobservable inputs and assumptions
Description of the Matter	At December 31, 2020, the fair value of the Company’s investments categorized as Level 3 of the fair value hierarchy (Level 3 investments) totaled $1,918,784,000. The Company determines the fair value of these investments by using the valuation approaches and techniques and significant unobservable inputs and assumptions described in Notes 2 and 3 to the consolidated financial statements. The valuation approaches primarily used by the Company are the income approach, the market approach, or both approaches, as appropriate, and the primary valuation techniques used are a discounted cash flow, a waterfall analysis or a yield analysis. The significant unobservable inputs include discount rates, market yields, revenue and EBITDA multiples and tangible net asset value multiples.

Auditing the fair value of the Company’s Level 3 investments was complex and, at times, required the involvement of our valuation specialists due to the significant judgments utilized in determining fair value. The significant judgments relate to the determination of the significant unobservable inputs and the valuation approaches and techniques used by the Company, as described above. The selection of these unobservable inputs and valuation approaches and techniques has a significant effect on the valuation of these investments. Also, applying audit procedures to address the estimation uncertainty involves a high degree of auditor subjectivity.

How We Addressed the Matter in Our Audit	To test the valuation of the Company’s Level 3 investments, our audit procedures included, among others, evaluating the valuation approaches and techniques used by the Company by assessing whether they were consistent with valuation practice relative to the characteristics of the investments being measured and testing significant unobservable inputs and the mathematical accuracy of the Company’s valuation models.

For example, as applicable, we compared the significant assumptions to current industry, market and economic trends, the historical results of the portfolio company’s business and other guideline companies within the same industry and to other relevant factors; we considered recent market transactions in the portfolio company or comparable companies; we involved valuation specialists to assist in independently developing fair value estimates for certain investments using portfolio company and market information and comparing them to the Company's estimates; and, as applicable, we compared the significant unobservable inputs and agreed the underlying data used in the Company’s valuations to agreements, information available from third-party sources and market data (for example, deal terms, portfolio company operating results and changes in market yields), where available.

We also reviewed the information considered by the Board of Directors relating to the Company’s determination of fair value, searched for and evaluated information that corroborated or contradicted the Company’s significant unobservable inputs and assumptions, and reviewed subsequent events and transactions and considered whether they corroborated or contradicted the Company’s year-end valuations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, NY
March 15, 2021

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	December 31,
	2020	2019
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $198,405 and $358,570, respectively)	$232,605	$406,517
Affiliate Investments, at fair value (amortized cost of $254,478 and $175,470, respectively)	189,259	129,526
Non-affiliate Investments, at fair value (amortized cost of $2,261,118 and $2,105,602, respectively)	2,201,652	2,010,141
Investments, at fair value (amortized cost of $2,714,001 and $2,639,642, respectively)	2,623,516	2,546,184
Cash and cash equivalents	53,182	46,470
Interest and dividends receivable	14,875	17,047
Receivable for unsettled trades	48,350	27,895
Prepaid expenses and other assets	2,675	2,934
Total assets	$2,742,598	$2,640,530

LIABILITIES
Debt (net of deferred financing costs of $13,098 and $11,288, respectively)	$1,104,723	$1,083,754
Stockholder distributions payable	15,494	10,503
Management fees payable	9,558	10,098
Incentive fee on income payable	6,223	6,513
Accounts payable and accrued expenses	8,343	14,765
Payable for unsettled trades	192,008	40,347
Interest and debt fees payable	5,931	11,425
Directors' fees payable	86	54
Unrealized depreciation on forward currency exchange contracts	477	388
Total liabilities	1,342,843	1,177,847
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 450,000,000 shares authorized; 229,288,951 issued and 201,390,728 outstanding at December 31, 2020, and 215,850,546 issued and 190,207,517 outstanding at December 31, 2019	201	190
Additional paid in capital	1,908,116	1,847,312
Total distributable loss	(508,562)	(384,819)
Total net assets	1,399,755	1,462,683

Total liabilities and net assets	$2,742,598	$2,640,530

Net asset value per share	$6.95	$7.69
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)

	For the years ended December 31,
	2020	2019	2018
Investment income:
From control investments
Interest income	$19,504	$22,817	$22,349
Dividend income	18,452	14,850	10,263
Fee and other income	19	5	20
Total investment income from control investments	37,975	37,672	32,632
From affiliate investments
Interest income	4,593	12,765	18,714
Dividend income	3,476	4,482	3,566
Fee and other income	150	35	10
Total investment income from affiliate investments	8,219	17,282	22,290
From non-affiliate investments
Interest income	144,194	182,885	175,196
Dividend income	81	1,773	1,161
Fee and other income	5,939	3,602	4,772
Total investment income from non-affiliate investments	150,214	188,260	181,129
Interest from cash and cash equivalents	277	1,291	961
Total investment income	196,685	244,505	237,012
Operating expenses:
Management fees	37,764	39,837	39,828
Incentive fee on income	6,223	27,062	21,681
Interest and debt fees	46,971	55,312	55,270
Professional fees	5,397	3,553	6,048
Other general and administrative	4,877	7,016	7,364
Administrative services	702	788	789
Directors' fees	985	909	1,017
Total expenses	102,919	134,477	131,997

Income tax expense, including excise tax	2,566	1,771	1,605
Net investment gain attributable to non-controlling interests	—	9	25
Net investment income	91,200	108,248	103,385

Realized and unrealized gain (loss):
Net realized gain (loss)
Control investments	(18,650)	(41,367)	460
Affiliate investments	2,448	(21,341)	(39,852)
Non-affiliate investments	(115,614)	(2,534)	15,458
Net realized gain (loss) on foreign currency transactions	(333)	717	(376)
Total net realized loss	(132,149)	(64,525)	(24,310)
Net change in unrealized appreciation (depreciation) on investments
Control investments	(13,747)	68,265	8,897
Affiliate investments	(19,275)	7,652	5,538
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)

	For the years ended December 31,
	2020	2019	2018
Non-affiliate investments	35,995	(23,757)	(64,948)
Net change in deferred taxes	2,263	987	(469)
Total net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	5,236	53,147	(50,982)
Net change in unrealized depreciation attributable to non-controlling interests	—	(3,017)	(840)
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	(89)	(1,381)	993
Net realized and unrealized gain (loss)	(127,002)	(15,776)	(75,139)
Net increase (decrease) in net assets resulting from operations	$(35,802)	$92,472	$28,246

Per share information - basic and diluted
Net investment income	$0.46	$0.57	$0.57
Net increase (decrease) in net assets resulting from operations	$(0.18)	$0.49	$0.16
Weighted average shares outstanding	197,482,855	189,940,267	180,861,382

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)

	For the years ended December 31,
	2020	2019	2018
Operations:
Net investment income	$91,200	$108,248	$103,385
Net realized loss from investments	(131,816)	(65,242)	(23,934)
Net realized gain (loss) on foreign currency transactions	(333)	717	(376)
Net change in unrealized appreciation (depreciation) on investments	2,973	52,160	(50,513)
Net change in deferred taxes	2,263	987	(469)
Net change in unrealized depreciation attributable to non-controlling interests	—	(3,017)	(840)
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	(89)	(1,381)	993
Net increase (decrease) in net assets resulting from operations	(35,802)	92,472	28,246
Stockholder distributions:
Distributions	(90,981)	(123,465)	(117,578)
Net decrease in net assets from stockholder distributions	(90,981)	(123,465)	(117,578)
Capital share transactions:
Acquisition of non-controlling interest	—	6,024	—
Issuance of common stock, net of issuance costs	59,000	—	90,000
Reinvestment of stockholder distributions	22,332	34,905	38,983
Repurchases of common stock	(17,477)	(36,286)	(42,313)
Net increase in net assets from capital share transactions	63,855	4,643	86,670
Total decrease in net assets, before non-controlling interest	(62,928)	(26,350)	(2,662)
Increase (decrease) in non-controlling interest	—	(3,686)	865
Total decrease in net assets	(62,928)	(30,036)	(1,797)
Net assets at beginning of year	1,462,683	1,492,719	1,494,516
Net assets at end of year	$1,399,755	$1,462,683	$1,492,719

Net asset value per common share attributable to Business Development Corporation of America	$6.95	$7.69	$7.82
Common shares outstanding at end of year	201,390,728	190,207,517	190,324,059

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the years ended December 31,
	2020	2019	2018
Operating activities:
Net increase (decrease) in net assets resulting from operations	$(35,802)	$92,472	$28,246
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(7,608)	(5,209)	(5,516)
Net accretion of discount on investments	(7,748)	(9,210)	(8,685)
Amortization of deferred financing costs	4,050	3,586	3,265
Amortization of discount on unsecured notes	665	563	522
Sales and repayments of investments	847,245	786,830	1,211,102
Purchases of investments	(1,038,064)	(996,963)	(1,102,539)
Net realized loss from investments	131,816	65,242	23,934
Net realized (gain) loss on foreign currency transactions	333	(717)	376
Net change in unrealized (appreciation) depreciation on investments	(2,973)	(52,160)	50,513
Net change in unrealized (appreciation) depreciation from forward currency exchange contracts	89	1,381	(993)
(Increase) decrease in operating assets:
Interest and dividends receivable	2,172	5,156	(661)
Receivable for unsettled trades	(20,455)	(21,687)	15,201
Prepaid expenses and other assets	259	(420)	3,704
Increase (decrease) in operating liabilities:
Management fees payable	(540)	387	(221)
Incentive fee on income payable	(290)	823	1,132
Accounts payable and accrued expenses	(6,876)	(388)	4,016
Payable for unsettled trades	151,661	7,426	(47,626)
Interest and debt fees payable	(5,494)	(583)	397
Directors' fees payable	32	(35)	22
Net cash provided by (used in) operating activities	12,472	(123,506)	176,189

Financing activities:
Acquisition of non-controlling interest	—	6,024	—
Proceeds from issuance of shares of common stock, net	59,000	—	90,000
Repurchases of common stock	(17,477)	(36,291)	(42,308)
Proceeds from debt	1,057,100	408,800	634,298
Payments on debt	(1,035,002)	(211,000)	(779,291)
Payments of financing costs	(5,406)	(2,717)	(4,495)
Stockholder distributions	(63,658)	(88,563)	(78,012)
Decrease in non-controlling interest	—	(3,686)	865
Net cash provided by (used in) financing activities	(5,443)	72,567	(178,943)

Net increase (decrease) in cash and cash equivalents	7,029	(50,939)	(2,754)
Effect of foreign currency exchange rates	(317)	717	(376)
Cash and cash equivalents, beginning of year	46,470	96,692	99,822
Cash and cash equivalents, end of year	$53,182	$46,470	$96,692
Supplemental information:
Interest paid during the year	$41,786	$51,506	$50,983
Taxes, including excise tax, paid during the year	$2,600	$1,533	$956
Distributions reinvested	$22,332	$34,905	$38,983
Securities received from in-kind distribution	$44,411	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 137.8% (b)
1236904 BC, Ltd. (c) (h) (i)	Software/Services	L+5.50% (5.65%), 3/4/2027	$18,828	$18,153	$17,680	1.3%
Abaco Systems Holding Corp. (c) (h) (i)	Industrials	L+6.00% (7.00%), 12/7/2021	22,973	22,886	22,973	1.6%
ABC Financial Intermediate, LLC (c) (j)	Technology	L+4.25% (5.25%), 1/2/2025	19,308	18,829	17,667	1.3%
Abercrombie & Fitch, Co. (a)	Consumer	8.75%, 7/15/2025	3,182	3,182	3,522	0.3%
Accentcare, Inc. (c) (j)	Healthcare	L+5.00% (5.15%), 6/22/2026	13,337	13,232	13,337	1.0%
Accentcare, Inc. (j)	Healthcare	L+5.00% (5.50%), 6/22/2026	2,765	2,751	2,765	0.2%
Access Cig, LLC (j)	Business Services	L+3.75% (3.98%), 2/27/2025	4,277	4,236	4,228	0.3%
Achilles Acquisition, LLC (j)	Financials	L+4.50% (5.25%), 11/16/2027	4,508	4,405	4,508	0.3%
Acrisure, LLC (i) (j)	Financials	L+3.50% (3.65%), 2/16/2027	24,649	24,632	24,130	1.7%
Advisor Group, Inc. (j)	Financials	L+5.00% (5.15%), 7/31/2026	7,984	7,879	7,897	0.6%
Affordable Care Holding Corp. (c) (j)	Healthcare	L+4.75% (5.75%), 10/24/2022	7,690	7,286	7,460	0.5%
AHP Health Partners, Inc. (i) (j)	Healthcare	L+4.50% (5.50%), 6/30/2025	13,558	13,502	13,592	1.0%
Alchemy US Holdco 1, LLC (c) (h) (i) (j)	Industrials	L+5.50% (5.65%), 10/10/2025	7,203	6,922	6,878	0.5%
Aldevron, LLC (h) (i) (j)	Healthcare	L+4.25% (5.25%), 10/13/2026	10,689	10,609	10,711	0.8%
Alvogen Pharma US, Inc. (j)	Healthcare	L+5.25% (6.25%), 12/29/2023	12,818	12,781	12,241	0.9%
AMI Entertainment Network, LLC (c)	Media/Entertainment	P+5.00% (10.25%), 7/21/2022	1,234	1,234	1,138	0.1%
AMI Entertainment Network, LLC (c) (i)	Media/Entertainment	L+8.00% (9.00%), 7/21/2022	12,161	12,086	11,227	0.8%
AMI Entertainment Network, LLC (c) (i)	Media/Entertainment	L+8.00% (9.00%), 7/21/2022	3,667	3,635	3,385	0.2%
Anchor Glass Container Corp. (c) (k)	Paper & Packaging	L+5.00% (6.00%), 12/7/2023	9,600	9,600	8,093	0.6%
AP Gaming I, LLC (a) (j)	Gaming/Lodging	L+3.50% (4.50%), 2/15/2024	7,544	7,540	7,191	0.5%
Aq Carver Buyer, Inc. (h) (i)	Business Services	L+5.00% (6.00%), 9/23/2025	9,297	8,696	9,158	0.7%
AqGen Ascensus, Inc. (j)	Business Services	L+4.00% (5.00%), 12/3/2026	18,206	18,148	18,233	1.3%
Arch Global Precision, LLC (c) (h) (i)	Industrials	L+4.75% (5.00%), 4/1/2026	11,643	11,577	11,643	0.8%
Arctic Holdco, LLC (c)	Paper & Packaging	L+6.00% (7.00%), 12/23/2026	387	377	377	0.0%
Arctic Holdco, LLC (c) (i)	Paper & Packaging	L+6.00% (7.00%), 12/23/2026	16,492	16,080	16,080	1.1%
ASG Technologies Group, Inc. (c) (j)	Software/Services	L+3.50% (4.50%), 7/31/2024	759	740	744	0.1%
Asp Navigate Acquisition Corp. (j)	Healthcare	L+4.50% (5.50%), 10/6/2027	3,309	3,261	3,301	0.2%
Athenahealth, Inc. (j)	Healthcare	L+4.50% (4.65%), 2/11/2026	12,663	12,531	12,629	0.9%
Avaya Holdings Corp. (a) (j)	Technology	L+4.25% (4.41%), 12/16/2024	20,145	20,035	20,180	1.4%
Aveanna Healthcare, LLC (h)	Healthcare	L+4.25% (5.25%), 3/18/2024	776	748	754	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Aveanna Healthcare, LLC (h)	Healthcare	L+5.50% (6.50%), 3/18/2024	$5,961	$5,799	$5,819	0.4%
Aveanna Healthcare, LLC (j)	Healthcare	L+6.25% (7.25%), 3/18/2024	3,629	3,562	3,574	0.3%
Axiom Global, Inc. (c) (i)	Business Services	L+4.75% (4.90%), 10/1/2026	11,378	11,289	11,276	0.8%
Barbri, Inc. (c) (j)	Education	L+4.00% (5.00%), 12/1/2023	6,953	6,675	6,849	0.5%
BBB Industries, LLC (h)	Transportation	L+4.50% (4.65%), 8/1/2025	12,988	12,914	12,533	0.9%
BCP Raptor, LLC (j)	Energy	L+4.25% (5.25%), 6/24/2024	13,748	13,673	12,554	0.9%
BCP Renaissance, LLC (j)	Energy	L+3.50% (4.50%), 10/31/2024	3,384	3,375	3,263	0.2%
Bearcat Buyer, Inc. (c) (i)	Healthcare	L+4.25% (5.25%), 7/9/2026	152	152	148	0.0%
Bearcat Buyer, Inc. (c) (i)	Healthcare	L+4.25% (5.25%), 7/9/2026	734	734	712	0.1%
Black Mountain Sand, LLC (c)	Energy	L+9.00% (10.50%), 6/28/2024	23,000	22,861	21,850	1.6%
BMC Software Finance, Inc. (j)	Technology	L+4.25% (4.40%), 10/2/2025	14,461	14,362	14,384	1.0%
Bomgar Corp. (j)	Technology	L+4.00% (4.15%), 4/18/2025	1,942	1,937	1,930	0.1%
Boston Market Corp. (c) (t)	Food & Beverage	5.00% PIK, 4/1/2022	2,477	—	—	—%
Bracket Intermediate Holding Corp. (c) (j)	Healthcare	L+4.25% (4.48%), 9/5/2025	5,255	5,193	5,177	0.4%
Capstone Logistics (c)	Transportation	L+4.75% (5.75%), 11/12/2025	139	137	137	0.0%
Capstone Logistics (c) (h)	Transportation	L+4.75% (5.75%), 11/12/2027	16,447	16,284	16,284	1.2%
CareCentrix, Inc. (i) (j)	Healthcare	L+4.50% (4.72%), 4/3/2025	20,095	19,991	19,618	1.4%
CCW, LLC (c) (h) (i) (t)	Food & Beverage	L+8.00% (9.00%), 3/22/2021	28,799	26,608	16,387	1.2%
CCW, LLC (c) (t)	Food & Beverage	L+8.00% (9.00%), 3/22/2021	1,005	925	572	0.0%
CDHA Holdings, LLC (c) (h) (i) (k)	Healthcare	L+7.25% (8.25%) 1.00% PIK, 8/24/2023	16,082	15,955	15,568	1.1%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (h) (p)	Media/Entertainment	L+6.00% (7.00%), 11/24/2025	2,041	1,941	1,940	0.1%
Certara Holdco, Inc. (c) (j)	Healthcare	L+3.50% (3.75%), 8/15/2024	5,975	5,952	5,975	0.4%
CHA Holdings, Inc. (c) (i)	Business Services	L+4.50% (5.50%), 4/10/2025	526	491	512	0.0%
Chloe Ox Parent, LLC (c) (i)	Healthcare	L+5.25% (6.25%), 12/23/2024	22,535	21,866	21,866	1.6%
Chloe Ox Parent, LLC (i) (j)	Healthcare	L+4.50% (5.50%), 12/23/2024	13,287	13,151	12,756	0.9%
Clarion Events, Ltd. (a) (j)	Business Services	L+5.00% (6.00%), 9/30/2024	6,038	5,965	5,369	0.4%
Claros Mortgage Trust, Inc. (j)	Financials	L+5.00% (6.00%), 8/10/2026	6,384	6,218	6,400	0.5%
Clover Technologies Group, LLC (c) (j)	Industrials	L+7.50% (8.50%), 2/3/2024	1,471	1,471	1,301	0.1%
CLP Health Services, Inc. (i)	Healthcare	L+5.00% (6.00%), 12/31/2026	10,009	9,844	9,934	0.7%
Cold Spring Brewing, Co. (c) (h) (i)	Food & Beverage	L+4.75% (5.75%), 12/19/2025	8,774	8,700	8,774	0.6%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
CommerceHub, Inc. (i)	Technology	L+4.00% (4.75%), 12/29/2027	$7,716	$7,677	$7,706	0.6%
Community Care Health Network, LLC (h) (j)	Healthcare	L+4.50% (4.65%), 2/17/2025	9,863	9,616	9,802	0.7%
Connect Finco SARL (a) (j)	Telecom	L+4.50% (5.50%), 12/11/2026	4,607	4,487	4,618	0.3%
Conservice Midco, LLC (j)	Business Services	L+4.25% (4.50%), 5/13/2027	3,101	2,974	3,101	0.2%
CONSOL Energy, Inc. (j)	Energy	L+4.50% (4.65%), 9/27/2024	4,078	4,064	3,366	0.2%
Conterra Ultra Broadband, LLC (c) (j)	Telecom	L+4.50% (4.65%), 4/30/2026	5,984	5,962	5,984	0.5%
Corfin Industries, LLC (c) (h) (i)	Industrials	L+6.00% (7.00%), 2/5/2026	12,205	11,998	11,987	0.9%
CRGT, Inc. (c) (j)	Software/Services	L+6.50% (7.50%), 2/28/2022	7,827	7,715	7,513	0.5%
CRS-SPV, Inc. (c) (k) (o) (x)	Industrials	L+4.50% (5.50%), 3/8/2021	62	62	62	0.0%
CVENT, Inc. (j)	Technology	L+3.75% (3.90%), 11/29/2024	7,843	7,492	7,529	0.5%
Dealer Tire, LLC (j)	Retail	L+4.25% (4.40%), 12/12/2025	3,992	3,977	3,955	0.3%
Drilling Info Holdings, Inc. (c) (i)	Business Services	L+4.25% (4.40%), 7/30/2025	7,097	6,851	6,884	0.5%
Dunn Paper, Inc. (c) (j)	Paper & Packaging	L+4.75% (5.75%), 8/26/2022	581	548	542	0.0%
Dynagrid Holdings, LLC (c)	Utilities	L+6.00% (7.00%), 12/18/2025	113	113	111	0.0%
Dynagrid Holdings, LLC (c) (i)	Utilities	L+6.00% (7.00%), 12/18/2025	14,481	14,193	14,193	1.0%
Dynasty Acqusition Co., Inc. (i) (j)	Industrials	L+3.50% (3.75%), 4/6/2026	3,038	2,866	2,886	0.2%
Dynasty Acqusition Co., Inc. (i) (j)	Industrials	L+3.50% (3.75%), 4/6/2026	5,651	5,328	5,368	0.4%
Emerald 2, Ltd. (a) (j)	Industrials	L+3.25% (3.50%), 7/10/2026	522	517	515	0.0%
eResearchTechnology, Inc. (j)	Healthcare	L+4.50% (5.50%), 2/4/2027	1,564	1,563	1,547	0.1%
Fastlane Parent Co, Inc. (j)	Transportation	L+4.50% (4.65%), 2/4/2026	1,585	1,559	1,577	0.1%
Florida Food Products, LLC (c) (h)	Food & Beverage	L+6.50% (7.50%), 9/6/2025	21,890	21,525	21,890	1.6%
Florida Food Products, LLC (c) (i)	Food & Beverage	L+7.25% (8.25%), 9/8/2025	1,324	1,244	1,324	0.1%
Florida Food Products, LLC (c) (k)	Food & Beverage	L+6.50% (7.50%), 9/6/2023	461	461	461	0.0%
Foresight Energy Operating, LLC (c) (p)	Energy	L+8.00% (9.50%), 6/30/2027	1,326	1,326	1,354	0.1%
Frontier Communications Corp.	Telecom	5.00%, 5/1/2028	1,240	1,240	1,290	0.1%
Frontier Communications Corp. (h)	Telecom	L+4.75% (5.75%), 10/8/2021	18,988	18,867	19,047	1.4%
Gold Standard Baking, Inc. (c)	Food & Beverage	L+6.50% (7.50%) 2.00% PIK, 7/25/2022	3,131	2,660	1,252	0.1%
Green Energy Partners/Stonewall, LLC	Utilities	L+5.50% (6.50%), 11/15/2021	1,310	1,310	1,201	0.1%
Green Energy Partners/Stonewall, LLC	Utilities	L+5.50% (6.50%), 11/15/2021	989	989	907	0.1%
Greenway Health, LLC (c) (j)	Healthcare	L+3.75% (4.75%), 2/16/2024	7,782	6,965	7,160	0.5%
HAH Group Holding Company, LLC (c) (j)	Healthcare	L+5.00% (6.00%), 10/29/2027	5,871	5,785	5,785	0.4%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
HC2 Holdings, Inc. (c) (k)	Industrials	11.50%, 12/1/2021	$7,818	$7,792	$7,685	0.5%
Health Plan One, Inc. (c) (k)	Financials	L+7.50% (8.50%), 7/15/2025	10,695	10,210	10,485	0.7%
Heartland Dental, LLC (j)	Healthcare	L+3.50% (3.65%), 4/30/2025	4,197	4,033	4,088	0.3%
Higginbotham Insurance Agency, Inc. (c) (h)	Financials	L+5.75% (6.50%), 11/25/2026	11,579	11,408	11,408	0.8%
HireRight, Inc. (i)	Business Services	L+3.75% (3.90%), 7/11/2025	2,885	2,868	2,790	0.2%
Hospice Care Buyer, Inc. (c)	Healthcare	L+6.50% (7.50%), 12/9/2026	396	396	396	0.0%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+6.50% (7.50%), 12/9/2026	21,876	21,183	21,226	1.5%
HS Purchaser, LLC (c) (j)	Software/Services	L+4.75% (5.75%), 11/19/2026	160	160	160	0.0%
ICR Operations, LLC (c) (h) (i)	Business Services	L+5.00% (6.00%), 3/26/2025	17,145	16,932	16,728	1.2%
ICR Operations, LLC (c) (i)	Business Services	L+5.00% (6.00%), 3/26/2025	6,650	6,488	6,488	0.5%
ICR Operations, LLC (c) (k)	Business Services	L+5.00% (6.00%), 3/26/2024	907	907	885	0.1%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+5.75% (6.75%), 7/31/2024	46	45	46	0.0%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	L+5.75% (6.75%), 7/31/2024	26,837	26,612	26,837	1.9%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	L+5.75% (6.75%), 7/31/2024	828	817	828	0.1%
Ideal Tridon Holdings, Inc. (c) (k)	Industrials	L+5.75% (6.75%), 7/31/2023	442	442	442	0.0%
IDERA, Inc. (j)	Technology	L+4.00% (5.00%), 6/28/2024	5,475	5,458	5,458	0.4%
Integral Ad Science, Inc. (c) (k)	Software/Services	L+7.25% (8.25%) 1.25% PIK, 7/19/2024	15,464	15,283	15,464	1.1%
Integrated Efficiency Solutions, Inc. (c) (x)	Industrials	L+2.50% (3.50%) 1.50% PIK, 6/30/2022	3,833	3,833	2,990	0.2%
Integrated Global Services, Inc. (c) (i)	Industrials	L+6.00% (7.00%), 2/4/2026	11,414	11,221	11,018	0.8%
Integrated Global Services, Inc. (c) (k)	Industrials	L+6.00% (7.00%), 2/4/2026	1,622	1,622	1,565	0.1%
Intelsat Jackson Holdings, SA (a)	Telecom	8.63%, 1/2/2024	2,367	2,375	2,403	0.2%
Intelsat Jackson Holdings, SA (a)	Telecom	P+4.75% (8.00%), 11/27/2023	1,124	1,121	1,138	0.1%
Internap Corp. (c) (h) (p)	Business Services	L+6.50% (7.50%) 5.50% PIK, 5/8/2025	5,955	5,955	5,181	0.4%
International Cruise & Excursions, Inc. (c) (i)	Business Services	L+5.25% (6.25%), 6/6/2025	4,951	4,916	4,159	0.3%
Iri Holdings, Inc. (j)	Business Services	L+4.25% (4.40%), 12/1/2025	7,900	7,822	7,801	0.6%
Jakks Pacific, Inc. (c) (p)	Consumer	10.50%, 2.50% PIK, 2/9/2023	17,104	16,097	17,104	1.2%
K2 Intelligence Holdings, Inc. (c) (h) (i)	Business Services	L+4.75% (5.75%), 9/23/2024	10,251	10,099	10,082	0.7%
Kahala Ireland OpCo Designated Activity Company (a) (c) (k) (o)	Transportation	L+8.00% (13.00%), 12/22/2028	18,549	18,549	18,549	1.3%
Kaman Distribution Corp. (c) (h) (i)	Industrials	L+5.00% (5.25%), 8/26/2026	21,283	19,729	19,793	1.4%
KidKraft, Inc. (c) (t) (x)	Consumer	L+5.50% (6.50%) PIK, 8/15/2022	1,043	50	335	0.0%
KMTEX, LLC (c) (g) (o)	Chemicals	P+3.00% (6.25%) PIK, 6/16/2025	829	829	829	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
KMTEX, LLC (c) (g) (o)	Chemicals	P+3.00% (6.25%) PIK, 6/16/2025	$218	$218	$218	0.0%
KMTEX, LLC (c) (o)	Chemicals	P+3.00% (6.25%) PIK, 6/16/2025	3,230	3,230	3,230	0.2%
Labrie Environmental Group, LLC (a) (c) (h)	Industrials	L+5.50% (6.50%), 9/1/2026	22,809	22,378	22,353	1.6%
Lakeland Tours, LLC (c) (h)	Education	13.25% PIK, 9/27/2027	4,101	2,129	2,051	0.2%
Lakeland Tours, LLC (c) (h)	Education	L+12.00% (13.25%) 6.00% PIK, 9/25/2023	1,783	1,783	1,783	0.1%
Lakeland Tours, LLC (c) (h)	Education	L+7.50% (8.75%) 6.00% PIK, 9/25/2025	3,369	3,352	3,369	0.2%
Lakeland Tours, LLC (c) (h)	Education	L+7.50% (8.75%) 6.00% PIK, 9/25/2025	4,083	3,622	3,593	0.3%
Lakeview Health Holdings, Inc. (c) (t) (x)	Healthcare	9.75% PIK, 12/15/2021	142	124	36	0.0%
Lakeview Health Holdings, Inc. (c) (t) (x)	Healthcare	9.75% PIK, 12/15/2021	4,136	2,671	1,034	0.1%
LightSquared, LP	Telecom	15.50%, 11/1/2023	1,540	1,540	1,494	0.1%
LSCS Holdings, Inc. (c) (j)	Healthcare	L+4.25% (4.51%), 3/17/2025	1,595	1,555	1,547	0.1%
LSCS Holdings, Inc. (c) (j)	Healthcare	L+4.25% (4.50%), 3/17/2025	6,180	6,025	5,994	0.4%
Manna Pro Products, LLC (c) (i)	Consumer	L+6.00% (7.00%), 12/10/2026	24,659	24,050	24,050	1.7%
McDonald Worley, P.C. (c)	Business Services	21.00% PIK, 12/31/2024	10,047	10,047	10,047	0.7%
MCS Acquisition Corp. (c)	Business Services	L+6.00% (7.00%), 10/2/2025	788	788	788	0.1%
MED Parentco, LP (j)	Healthcare	L+4.25% (4.40%), 8/31/2026	1,426	1,426	1,402	0.1%
MED Parentco, LP (j)	Healthcare	L+4.25% (4.40%), 8/31/2026	5,688	5,642	5,590	0.4%
Medallion Midland Acquisition, LP (j)	Energy	L+3.25% (4.25%), 10/30/2024	3,651	3,646	3,578	0.3%
Medical Depot Holdings, Inc. (c) (h) (i)	Healthcare	L+7.50% (8.50%) 2.00% PIK, 1/3/2023	19,236	18,652	16,158	1.2%
Medical Solutions Holdings, Inc. (c) (j)	Healthcare	L+4.50% (5.50%), 6/14/2024	2,615	2,611	2,602	0.2%
MGTF Radio Company, LLC (c) (k) (o)	Media/Entertainment	L+6.00% (7.00%), 4/1/2024	55,146	55,042	43,400	3.1%
Midwest Can Company, LLC (c) (h) (i)	Paper & Packaging	L+6.00% (7.00%), 3/2/2026	29,983	29,438	29,383	2.1%
Millennium Park HoldCo, Inc. (c) (j)	Business Services	L+4.25% (5.25%), 6/5/2024	908	894	881	0.1%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+6.50% (7.50%), 3/15/2024	10,483	10,324	10,483	0.7%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+6.50% (7.50%), 3/15/2024	11,463	11,316	11,463	0.8%
Ministry Brands, LLC (c) (i)	Software/Services	L+4.00% (5.00%), 12/2/2022	5,670	5,617	5,599	0.4%
Mintz Group, LLC (c) (i)	Business Services	L+4.75% (5.75%), 3/18/2026	4,711	4,670	4,670	0.3%
Monitronics International, Inc. (a) (k)	Business Services	L+6.50% (7.75%), 3/29/2024	5,565	5,572	4,908	0.4%
Montreign Operating Company, LLC (c)	Gaming/Lodging	L+3.25% (3.40%), 3/22/2021	7,896	7,880	7,896	0.6%
MSG National Properties, LLC (a) (c) (h)	Media/Entertainment	L+6.25% (7.00%), 11/12/2025	12,311	11,950	11,950	0.9%
Muth Mirror Systems, LLC (c) (h) (i)	Technology	L+5.25% (6.25%), 4/23/2025	15,459	15,237	13,836	1.0%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
National Intergovernmental Purchasing Alliance Co. (j)	Business Services	L+3.75% (4.00%), 5/23/2025	$1,573	$1,559	$1,553	0.1%
Navitas Midstream Midland Basin, LLC (j)	Energy	L+4.50% (5.50%), 12/13/2024	21,563	18,958	21,199	1.5%
New Amsterdam Software Bidco, LLC (c) (h) (i)	Technology	L+5.00% (6.00%), 5/1/2026	6,073	5,980	6,073	0.4%
New Star Metals, Inc. (c) (h) (i)	Industrials	L+6.00% (7.50%), 7/10/2023	21,864	21,500	21,024	1.5%
NN, Inc. (a) (h)	Industrials	L+5.75% (5.90%), 10/19/2022	1,011	978	1,005	0.1%
NN, Inc. (a) (h)	Industrials	L+5.75% (6.50%), 10/19/2022	918	877	913	0.1%
Norvax, LLC (c) (k)	Business Services	L+6.50% (7.50%), 9/12/2025	11,374	11,139	11,374	0.8%
NTM Acquisition Corp. (c) (h) (i)	Media/Entertainment	L+7.25% (8.25%) 1.00% PIK, 6/7/2024	22,129	22,050	19,916	1.4%
Olaplex, Inc. (c) (h) (i)	Consumer	L+6.50% (7.50%), 1/8/2026	17,231	16,943	17,231	1.2%
ORG GC Holdings, LLC (c) (h) (t)	Business Services	L+6.75% (7.75%), 7/31/2022	21,624	21,457	14,306	1.0%
Pelican Products, Inc. (c) (j)	Consumer	L+3.50% (4.50%), 5/1/2025	2,621	2,578	2,529	0.2%
Perstorp Holding Ab (a) (j)	Chemicals	L+4.75% (5.02%), 2/27/2026	8,868	8,774	8,010	0.6%
Petrochoice Holdings, Inc. (c) (j)	Industrials	L+5.00% (6.00%), 8/19/2022	2,038	1,882	1,900	0.1%
PG&E Corp. (a) (j)	Utilities	L+4.50% (5.50%), 6/23/2025	2,888	2,865	2,918	0.2%
Planet Equity Group, LLC (c) (h)	Business Services	L+5.25% (6.25%), 11/18/2025	1,089	1,070	1,070	0.1%
Planet Equity Group, LLC (c) (h)	Business Services	L+5.25% (6.25%), 11/18/2025	14,792	14,611	14,792	1.1%
PlayPower, Inc. (c) (h) (i)	Industrials	L+5.50% (5.74%), 5/8/2026	25,350	25,059	24,083	1.7%
Premier Dental Services, Inc. (c) (h) (i) (j)	Healthcare	L+5.25% (6.25%), 6/30/2023	32,590	32,448	31,873	2.3%
Premier Global Services, Inc. (c) (j)	Telecom	L+6.50% (7.50%), 6/8/2023	6,069	5,929	3,077	0.2%
Premise Health Holding Corp. (c) (j)	Healthcare	L+3.50% (3.75%), 7/10/2025	730	712	721	0.1%
Prototek, LLC (c)	Industrials	L+5.75% (6.75%), 10/20/2026	677	677	663	0.0%
Prototek, LLC (c) (h)	Industrials	L+5.75% (6.75%), 10/20/2026	11,285	11,040	11,040	0.8%
PSC Industrial Holdings Corp. (j)	Industrials	L+3.75% (4.75%), 10/11/2024	4,542	4,417	4,383	0.3%
PSKW, LLC (c) (h) (i)	Healthcare	L+6.25% (7.25%), 3/9/2026	29,775	29,132	29,477	2.1%
PT Network, LLC (c) (h)	Healthcare	L+7.50% (8.50%) 2.00% PIK, 11/30/2023	16,999	16,941	15,418	1.1%
Questex, Inc. (c) (h) (i)	Media/Entertainment	L+5.75% (6.75%), 9/9/2024	15,827	15,633	14,529	1.0%
Questex, Inc. (c) (k)	Media/Entertainment	L+5.75% (6.75%), 9/9/2024	1,895	1,895	1,738	0.1%
RE Investment Company, LLC (c)	Industrials	L+8.00% (9.00%), 9/25/2025	5,674	5,674	5,539	0.4%
RE Investment Company, LLC (c) (h)	Industrials	L+8.00% (9.00%), 9/25/2025	13,616	13,294	13,293	0.9%
Red River Technology, LLC (c) (h) (i)	Business Services	L+5.00% (6.00%), 8/30/2024	23,431	23,168	23,431	1.7%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Reddy Ice Corp. (c) (h) (i)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	$19,343	$18,909	$18,811	1.3%
Reddy Ice Corp. (c) (k)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	1,271	1,255	1,233	0.1%
Refresh Parent Holdings, Inc. (c)	Healthcare	L+6.50% (7.50%), 12/9/2026	320	320	312	0.0%
Refresh Parent Holdings, Inc. (c) (h)	Healthcare	L+6.50% (7.50%), 12/9/2026	9,583	9,346	9,345	0.7%
Regionalcare Hospital Partners Holdings, Inc. (j)	Healthcare	L+3.75% (3.90%), 11/14/2025	18,195	17,993	18,125	1.3%
REP TEC Intermediate Holdings, Inc. (c) (h) (i)	Software/Services	L+6.50% (7.50%), 6/19/2025	6,980	6,793	6,823	0.5%
Resco Products, Inc. (c)	Industrials	L+7.00% (9.00%) 2.00% PIK, 6/5/2022	9,700	9,700	8,924	0.6%
RXB Holdings, Inc. (h)	Healthcare	L+5.25% (6.00%), 12/20/2027	8,095	7,933	8,014	0.6%
Safety Products/JHC Acquisition Corp. (j)	Industrials	L+4.50% (4.65%), 6/28/2026	17,539	17,411	16,442	1.2%
Safety Products/JHC Acquisition Corp. (j)	Industrials	L+4.50% (4.65%), 6/28/2026	948	948	889	0.1%
Schenectady International Group, Inc. (j)	Chemicals	L+4.75% (4.90%), 10/15/2025	21,509	21,161	21,105	1.5%
SCIH Salt Holdings, Inc. (c)	Industrials	L+4.00% (5.00%), 3/17/2025	1,153	1,153	1,147	0.1%
SCIH Salt Holdings, Inc. (h) (i)	Industrials	L+4.50% (5.50%), 3/16/2027	24,850	24,627	24,819	1.8%
SFR Group, SA (a) (i) (j)	Telecom	L+4.00% (4.24%), 8/14/2026	12,836	12,748	12,761	0.9%
Shields Health Solutions Holdings, LLC (h) (i)	Healthcare	L+5.00% (5.15%), 8/19/2026	6,893	6,837	6,755	0.5%
Sierra Acquisition, Inc. (c) (j)	Food & Beverage	L+4.00% (5.00%), 11/11/2024	4,953	4,705	4,879	0.4%
SitusAMC Holdings Corp. (c) (h)	Financials	L+4.75% (5.75%), 6/28/2025	1,473	1,452	1,454	0.1%
SitusAMC Holdings Corp. (c) (h) (i)	Financials	L+4.75% (5.75%), 6/30/2025	8,394	8,298	8,283	0.6%
SitusAMC Holdings Corp. (c) (k)	Financials	L+4.75% (5.75%), 6/30/2025	752	742	742	0.1%
Skillsoft Corp. (c)	Technology	L+7.50% (8.50%), 12/27/2024	725	685	725	0.1%
Skillsoft Corp. (c)	Technology	L+7.50% (8.50%), 12/27/2024	638	606	638	0.0%
Skillsoft Corp. (c) (h)	Technology	L+7.50% (8.50%), 4/28/2025	12,918	12,857	12,918	0.9%
Sotera Health Holdings, LLC (j)	Healthcare	L+4.50% (5.50%), 12/11/2026	3,187	3,110	3,196	0.2%
Spirit Aerosystems, Inc. (a) (j)	Industrials	L+5.25% (6.00%), 1/15/2025	2,581	2,573	2,600	0.2%
SSH Group Holdings, Inc. (j)	Education	L+4.25% (4.50%), 7/30/2025	10,627	10,601	10,096	0.7%
St. Croix Hospice Acquisition Corp. (c) (i)	Healthcare	L+6.25% (7.25%), 10/30/2026	25,939	25,435	25,436	1.8%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (8.00%), 3/29/2023	4,744	4,682	4,611	0.3%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (8.00%), 3/29/2023	8,001	7,930	7,776	0.6%
Subsea Global Solutions, LLC (c) (k)	Business Services	L+7.00% (8.00%), 3/29/2023	385	385	376	0.0%
Tax Defense Network, LLC (c) (p) (t)	Consumer	10.00% PIK, 9/30/2021	3,311	2,986	3,311	0.2%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+6.00% (10.00%) PIK, 9/30/2021	$33,829	$21,646	$2,368	0.2%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+6.00% (10.00%) PIK, 9/30/2021	6,005	3,833	420	0.0%
The Dun & Bradstreet Corp. (j)	Business Services	L+3.75% (3.90%), 2/6/2026	9,925	9,780	9,921	0.7%
Tillamook Country Smoker, LLC (c) (h)	Food & Beverage	L+7.75% (8.75%), 5/19/2022	9,834	9,794	9,547	0.7%
Tillamook Country Smoker, LLC (c) (k)	Food & Beverage	L+7.75% (8.75%), 5/19/2022	2,561	2,561	2,486	0.2%
Tivity Health, Inc. (a) (j)	Healthcare	L+4.25% (4.40%), 3/8/2024	420	417	415	0.0%
Tivity Health, Inc. (a) (j)	Healthcare	L+5.25% (5.40%), 3/6/2026	1,761	1,728	1,742	0.1%
Trademark Global, LLC (c) (k) (x)	Consumer	L+6.00% (7.00%), 10/31/2022	1,943	1,943	1,904	0.1%
Traverse Midstream Partners, LLC (j)	Energy	L+5.50% (6.50%), 9/27/2024	15,445	15,164	15,117	1.1%
Trilogy International Partners, LLC (a)	Telecom	8.88%, 5/1/2022	14,875	14,852	14,317	1.0%
Trilogy International Partners, LLC (a) (c) (h)	Telecom	10.00%, 5/1/2022	6,298	6,044	6,044	0.4%
University of St. Augustine Acquisition Corp. (c) (h) (i)	Education	L+4.25% (5.25%), 2/2/2026	23,762	23,330	23,999	1.7%
Urban One, Inc. (j)	Media/Entertainment	L+4.00% (5.00%), 4/18/2023	539	510	498	0.0%
Veritext Corp. (h) (i)	Business Services	L+3.50% (3.65%), 8/1/2025	4,924	4,924	4,851	0.4%
Verscend Holding Corp. (j)	Healthcare	L+4.50% (4.65%), 8/27/2025	1,733	1,702	1,729	0.1%
Vertex Aerospace Services Corp. (h) (i)	Industrials	L+4.50% (4.65%), 6/30/2025	8,133	8,107	8,092	0.6%
Vyaire Medical, Inc. (c) (j)	Healthcare	L+4.75% (5.75%), 4/16/2025	7,912	7,716	6,330	0.5%
WaterBridge Midstream Operating, LLC (j)	Energy	L+5.75% (6.75%), 6/22/2026	13,769	13,539	11,781	0.9%
Wirepath, LLC (c) (j)	Consumer	L+4.00% (4.26%), 8/5/2024	7,883	7,627	7,627	0.5%
WMK, LLC (c)	Business Services	L+6.25% (7.25%), 9/5/2025	356	353	339	0.0%
WMK, LLC (c) (h) (i)	Business Services	L+5.75% (6.75%), 9/5/2025	19,108	18,853	18,176	1.3%
WMK, LLC (c) (k)	Business Services	L+6.25% (7.25%), 9/5/2024	2,182	2,182	2,074	0.1%
WMK, LLC (c) (k)	Business Services	L+6.25% (7.25%), 9/5/2025	2,584	2,576	2,458	0.2%
WP CityMD Bidco, LLC (j)	Healthcare	L+4.50% (5.50%), 8/13/2026	7,149	7,152	7,134	0.5%
Wrench Group, LLC (c) (j)	Consumer	L+4.00% (4.25%), 4/30/2026	3,185	3,145	3,121	0.2%
YI, LLC (c) (j)	Healthcare	L+4.00% (5.00%), 11/7/2024	9,068	8,342	8,614	0.6%
Zelis Payments Buyer, Inc. (j)	Healthcare	L+4.75% (4.90%), 9/30/2026	2,044	2,049	2,047	0.1%
Subtotal Senior Secured First Lien Debt				$2,009,503	$1,928,623	137.8%

Senior Secured Second Lien Debt - 17.1% (b)
Accentcare, Inc. (c) (h)	Healthcare	L+8.75% (9.50%), 6/21/2027	$30,152	$29,485	$30,152	2.2%
Anchor Glass Container Corp. (c) (k)	Paper & Packaging	L+7.75% (8.75%), 12/6/2024	6,667	6,615	2,553	0.2%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
Aruba Investments Holdings, LLC (c) (i)	Chemicals	L+7.75% (8.50%), 11/24/2028		$3,759	$3,703	$3,703	0.3%
Astro AB Merger Sub, Inc. (a) (c) (h)	Financials	L+8.00% (9.00%), 4/30/2025		9,638	9,602	9,638	0.7%
Avatar Purchaser, Inc. (c) (j)	Software/Services	L+7.50% (8.50%), 11/17/2025		11,716	11,502	11,517	0.8%
Aveanna Healthcare, LLC (h)	Healthcare	L+8.00% (9.00%), 3/17/2025		5,883	5,836	5,854	0.4%
Barracuda Networks, Inc. (h)	Software/Services	L+6.75% (7.50%), 10/30/2028		4,698	4,652	4,733	0.3%
BrandMuscle Holdings, Inc. (c) (k)	Business Services	L+8.50% (9.50%), 6/1/2022		24,500	24,393	23,398	1.7%
Carlisle FoodService Products, Inc. (c) (h)	Consumer	L+7.75% (8.75%), 3/20/2026		10,719	10,579	10,001	0.7%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (p) (t)	Media/Entertainment	L+8.00% (9.00%) 7.00% PIK, 11/24/2027		1,339	1,104	1,104	0.1%
CommerceHub, Inc. (h)	Technology	L+7.00% (7.75%), 12/2/2028		12,360	12,298	12,391	0.9%
Dentalcorp Perfect Smile, ULC (a) (c) (k)	Healthcare	L+7.50% (8.50%), 6/8/2026		10,139	10,069	10,098	0.7%
Edelman Financial Services, LLC (a) (j)	Financials	L+6.75% (6.90%), 7/20/2026		8,852	8,837	8,852	0.6%
HAH Group Holding Company, LLC (c) (h)	Healthcare	L+8.50% (9.50%), 10/20/2028		12,445	12,140	12,140	0.9%
Hyland Software, Inc. (h)	Technology	L+7.00% (7.75%), 7/7/2025		6,075	6,094	6,111	0.4%
MLN US Holdco, LLC (a) (c) (h) (i)	Technology	L+8.75% (8.90%), 11/30/2026		3,000	2,956	1,941	0.1%
PetVet Care Centers, LLC (c) (h)	Healthcare	L+6.25% (6.40%), 2/13/2026		3,539	3,528	3,486	0.3%
PI US Holdco III, Ltd. (a) (c) (k)	Financials	L+7.25% (8.25%), 12/22/2025		7,865	7,810	7,802	0.6%
Project Boost Purchaser, LLC (k)	Business Services	L+8.00% (8.15%), 5/31/2027		1,848	1,848	1,783	0.1%
QuickBase, Inc. (c)	Technology	L+8.00% (8.15%), 4/2/2027		7,484	7,367	7,353	0.5%
Recess Holdings, Inc. (c) (h)	Industrials	L+7.75% (8.75%), 9/29/2025		16,134	15,968	14,843	1.1%
Renaissance Holding Corp. (c)	Software/Services	L+7.00% (7.15%), 5/29/2026		8,456	8,341	8,287	0.6%
River Cree Enterprises, LP (a) (c) (m)	Gaming/Lodging	10.00%, 5/17/2025	CAD	21,275	16,459	14,245	1.0%
SSH Group Holdings, Inc. (c) (h)	Education	L+8.25% (8.50%), 7/30/2026		10,122	10,051	9,717	0.7%
TIBCO Software, Inc. (k)	Technology	L+7.25% (7.40%), 3/3/2028		13,020	12,961	13,129	0.9%
Travelpro Products, Inc. (a) (c) (m) (x)	Consumer	13.00%, 2.00% PIK, 11/21/2022	CAD	2,966	2,282	1,894	0.1%
Travelpro Products, Inc. (a) (c) (x)	Consumer	14.50%, 11.25% PIK, 11/21/2022		2,563	2,563	2,083	0.1%
Vantage Mobility International, LLC (c) (p) (t) (x)	Transportation	L+6.00% (7.00%) PIK, 9/9/2021		3,341	2,914	944	0.1%
Subtotal Senior Secured Second Lien Debt					$251,957	$239,752	17.1%

Subordinated Debt - 8.5% (b)
Captek Softgel International, Inc. (c) (t) (x)	Health/Fitness	11.50%, 1.50% PIK, 1/30/2023		$7,208	$7,071	$6,012	0.4%
Del Real, LLC (c) (t) (x)	Food & Beverage	14.50%, 2.00% PIK, 4/1/2023		3,639	3,131	3,071	0.2%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
DoorDash, Inc. (c) (k)	Technology	10.00% PIK, 3/1/2025	$24,331	$24,052	$24,696	1.8%
Gdb Debt Recovery Authority Of Commonwealth Puerto Rico (a)	Financials	7.50%, 8/20/2040	13,003	9,700	9,963	0.7%
HemaSource, Inc. (c) (k) (x)	Healthcare	11.00%, 1/1/2024	2,235	2,173	2,235	0.2%
Park Ave RE Holdings, LLC (c) (k) (o) (w)	Financials	13.00%, 12/31/2021	37,237	37,237	37,237	2.7%
PCX Aerostructures, LLC (c) (k) (p) (x)	Industrials	6.00%, 8/9/2021	7,995	6,717	9,859	0.7%
Siena Capital Finance, LLC (c) (k) (o)	Financials	12.50%, 5/15/2024	25,500	25,493	25,500	1.8%
Subtotal Subordinated Debt				$115,574	$118,573	8.5%

Collateralized Securities - 7.6% (b)
Collateralized Securities - Debt Investments
Avery Point CLO, Ltd. 15-6A E1 (a) (c) (k)	Diversified Investment Vehicles	L+5.50% (5.72%), 8/6/2027	$3,500	$3,202	$3,074	0.2%
Babson CLO, Ltd. 16-2A ER (a) (c)	Diversified Investment Vehicles	L+6.50% (6.72%), 7/20/2028	2,650	2,402	2,588	0.2%
Ballyrock, Ltd. 16-1A ER (a) (c)	Diversified Investment Vehicles	L+6.95% (7.19%), 10/16/2028	2,600	2,305	2,554	0.2%
Catamaran CLO, Ltd. 16-1A D (a) (c) (k)	Diversified Investment Vehicles	L+6.65% (6.87%), 1/18/2029	7,250	7,076	6,982	0.5%
Cedar Funding, Ltd. 14-4A ER (a) (c)	Diversified Investment Vehicles	L+6.36% (6.57%), 7/23/2030	2,500	2,214	2,406	0.2%
CIFC Funding, Ltd. 15-5A DR (a) (c)	Diversified Investment Vehicles	L+5.55% (5.76%), 10/25/2027	3,000	2,660	2,797	0.2%
Dryden Senior Loan Fund 17-49A E (a) (c) (k)	Diversified Investment Vehicles	L+6.30% (6.52%), 7/18/2030	3,000	2,900	2,854	0.2%
Dryden Senior Loan Fund 2014-36A ER2 (a) (c) (k)	Diversified Investment Vehicles	L+6.88% (7.12%), 4/15/2029	2,000	1,953	1,905	0.1%
Eaton Vance CDO, Ltd. 15-1A FR (a) (c) (k)	Diversified Investment Vehicles	L+7.97% (8.19%), 1/20/2030	2,000	1,819	1,717	0.1%
Greywolf CLO, Ltd. 20-3RA ER (a) (c) (k)	Diversified Investment Vehicles	L+8.74% (8.96%), 4/15/2033	1,000	934	868	0.1%
Highbridge Loan Management, Ltd. 11A-17 E (a) (c)	Diversified Investment Vehicles	L+6.10% (6.33%), 5/6/2030	3,000	2,535	2,665	0.2%
ICG US CLO, Ltd. 15-2RA D (a) (c) (k)	Diversified Investment Vehicles	L+6.99% (7.22%), 1/17/2033	1,500	1,430	1,350	0.1%
Jamestown CLO, Ltd. 17-10A D (a) (c)	Diversified Investment Vehicles	L+6.70% (6.92%), 7/17/2029	1,200	978	1,114	0.1%
LCM, Ltd. Partnership 16A ER2 (a) (c) (k)	Diversified Investment Vehicles	L+6.38% (6.62%), 10/15/2031	2,500	2,323	2,266	0.2%
Madison Park Funding, Ltd. 14-13A ER (a) (c)	Diversified Investment Vehicles	L+5.75% (5.97%), 4/19/2030	2,500	2,031	2,281	0.2%
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (k) (p)	Diversified Investment Vehicles	L+11.00% (11.21%), 4/25/2031	4,750	4,567	3,632	0.3%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (k) (p) (t)	Diversified Investment Vehicles	L+7.50% (7.72%), 1/20/2027	10,728	9,626	5,459	0.4%
OCP CLO, Ltd. 14-5A DR (a) (c) (k)	Diversified Investment Vehicles	L+5.70% (5.91%), 4/26/2031	2,200	2,072	2,069	0.1%
OZLM, Ltd. 15-12A D (a) (c)	Diversified Investment Vehicles	L+5.40% (5.61%), 4/30/2027	2,489	2,148	2,223	0.2%
Regatta II Funding, LP 13-2A DR2 (a) (c)	Diversified Investment Vehicles	L+6.95% (7.19%), 1/15/2029	2,000	1,790	1,915	0.1%
Regatta IX Funding, Ltd. 17-1A E (a) (c)	Diversified Investment Vehicles	L+6.00% (6.22%), 4/17/2030	2,000	1,782	1,942	0.1%
Sound Point CLO, Ltd. 16-1A ER (a) (c)	Diversified Investment Vehicles	L+5.25% (5.47%), 7/20/2028	3,750	3,076	3,469	0.2%
Sound Point CLO, Ltd. 16-3A E (a) (c)	Diversified Investment Vehicles	L+6.65% (6.86%), 1/23/2029	2,500	2,136	2,381	0.2%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Sound Point CLO, Ltd. 17-1A E (a) (c) (k)	Diversified Investment Vehicles	L+5.96% (6.17%), 1/23/2029	$4,000	$3,788	$3,550	0.2%
Sound Point CLO, Ltd. 17-2A E (a) (c)	Diversified Investment Vehicles	L+6.10% (6.31%), 7/25/2030	2,400	1,999	2,040	0.1%
Sound Point CLO, Ltd. 18-3A D (a) (c) (k)	Diversified Investment Vehicles	L+5.79% (6.00%), 10/26/2031	1,000	917	892	0.1%
Sound Point CLO, Ltd. 2015-3A ER (a) (c) (k)	Diversified Investment Vehicles	L+5.25% (5.47%), 1/20/2028	2,000	1,896	1,902	0.1%
Symphony CLO, Ltd. 2012-9A ER2 (a) (c) (k)	Diversified Investment Vehicles	L+6.95% (7.18%), 7/16/2032	3,000	2,947	2,757	0.2%
TCW CLO 2019-1 AMR, Ltd. 19-1A F (a) (c) (k)	Diversified Investment Vehicles	L+8.67% (8.89%), 2/15/2029	2,500	2,407	2,277	0.2%
Tralee CLO, Ltd. 13-1A DR (a) (c)	Diversified Investment Vehicles	L+4.18% (4.40%), 7/20/2029	2,500	2,306	2,356	0.2%
Whitehorse, Ltd. 2014-1A E (a) (c) (p)	Diversified Investment Vehicles	L+4.55% (4.76%), 5/1/2026	8,000	7,854	5,592	0.4%
Zais CLO 13, Ltd. 19-13A D1 (a) (c) (k)	Diversified Investment Vehicles	L+4.52% (4.76%), 7/15/2032	3,000	2,866	2,704	0.2%
Collateralized Securities - Equity Investments (n)
Figueroa CLO, Ltd. 2014-1A Side Letter (a) (c)	Diversified Investment Vehicles	25.44%, 1/15/2027	$2,986	$132	$—	—%
MidOcean Credit CLO 2013-2A INC (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 1/29/2030	37,600	15,829	6,313	0.4%
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (k) (p) (v)	Diversified Investment Vehicles	18.63%, 4/25/2031	31,603	19,045	15,631	1.1%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 1/20/2027	31,575	6,285	—	—%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 3/20/2025	1,970	263	—	—%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026	1,886	134	—	—%
Whitehorse, Ltd. 2014-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 5/1/2026	36,000	6,965	—	—%
Subtotal Collateralized Securities				$139,592	$106,525	7.6%

Equity/Other - 16.4% (b) (d)
Aden & Anais Holdings, Inc. (c) (e) (x)	Retail		4,470	$—	$—	—%
Answers Corp. (c) (e) (p)	Media/Entertainment		908,911	11,361	727	0.1%
Baker Hill Acquisition, LLC (c) (e) (x)	Financials		22,653	—	—	—%
Black Mountain Sand, LLC (c) (e) (u)	Energy		55,463	—	3	0.0%
Capstone Nutrition Development, LLC (c) (e) (p) (u)	Consumer		47,883	4,468	5,928	0.4%
Captek Softgel International, Inc. (c) (e) (x)	Health/Fitness		8,498	942	—	—%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (e) (p)	Media/Entertainment		539,708	1,224	1,224	0.1%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (e) (p)	Media/Entertainment		874,000	437	437	0.0%
Clover Technologies Group, LLC (c) (e)	Industrials		2,753	275	423	0.0%
Clover Technologies Group, LLC (c) (e)	Industrials		180,274	1,153	20	0.0%
CRD Holdings, LLC (a) (c) (o) (u)	Energy	9.00%	52,285,603	13,770	14,557	1.0%
CRS-SPV, Inc. (c) (e) (k) (o) (x)	Industrials		246	2,219	1,393	0.1%
Danish CRJ, Ltd. (a) (c) (e) (p) (r)	Transportation		5,002	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Data Source Holdings, LLC (c) (e) (x)	Business Services		10,617	$140	$203	0.0%
Del Real, LLC (c) (e) (u) (x)	Food & Beverage		670,510	382	—	—%
Dyno Acquiror, Inc. (c) (e) (x)	Consumer		134,102	58	80	0.0%
First Eagle Greenway Fund II, LLC (a) (k) (p)	Diversified Investment Vehicles		5,329	5,329	1,759	0.1%
Foresight Energy Operating, LLC (c) (e) (p) (u)	Energy		158,093	2,087	2,520	0.2%
HemaSource, Inc. (c) (e) (x)	Healthcare		223,503	168	246	0.0%
Integrated Efficiency Solutions, Inc. (c) (e) (x)	Industrials		53,215	56	—	—%
Integrated Efficiency Solutions, Inc. (c) (e) (x)	Industrials		2,975	3	—	—%
Internap Corp (c) (e) (p)	Business Services		1,293,189	543	2,231	0.2%
Jakks Pacific, Inc. (c) (e) (p)	Consumer		3,389	102	402	0.0%
Jakks Pacific, Inc. (e) (p) (s)	Consumer		9,884	41	49	0.0%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (o) (z)	Transportation		1	—	42,952	3.1%
Kahala Ireland OpCo Designated Activity Company (a) (c) (o) (z)	Transportation		3,250,000	—	3,250	0.2%
Kahala US OpCo, LLC (a) (c) (e) (o) (y)	Transportation	13.00%	4,413,472	—	—	—%
KidKraft, Inc. (c) (e) (u) (x)	Consumer		2,682,257	—	—	—%
KMTEX, LLC (c) (e) (o) (u)	Chemicals		4,162,000	2,793	2,289	0.2%
KMTEX, LLC (c) (e) (o) (u)	Chemicals		442,000	—	—	—%
Lakeview Health Holdings, Inc. (c) (e) (x)	Healthcare		447	—	—	—%
LendingHome Corp. (c) (p)	Financials	8.00%	13,986,239	59,823	59,823	4.3%
MCS Acquisition Corp. (c) (e)	Business Services		31,521	4,103	3,089	0.2%
MGTF Holdco, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Motor Vehicle Software Corp. (c) (x)	Business Services		223,503	318	279	0.0%
New Constellis Holdings Inc. (c) (e) (x)	Business Services		2,316	67	67	0.0%
Nomacorc, LLC (c) (e) (u) (x)	Industrials		356,816	56	111	0.0%
Park Ave RE Holdings, LLC (c) (e) (k) (o) (w)	Financials		719	2,415	3,300	0.3%
PCX Aerostructures, LLC (c) (e) (p) (x)	Industrials		27,250	—	—	—%
PCX Aerostructures, LLC (c) (e) (p) (x)	Industrials		1,356	—	76	0.0%
PCX Aerostructures, LLC (c) (e) (p) (x)	Industrials		315	—	535	0.0%
PennantPark Credit Opportunities Fund II, LP (a) (p)	Diversified Investment Vehicles		8,739	8,132	9,274	0.7%
PT Network, LLC (c) (e) (u)	Healthcare		3	—	—	—%
RMP Group, Inc. (c) (u) (x)	Financials		223	164	299	0.0%
Schweiger Dermatology Group, LLC (c) (e) (u) (x)	Healthcare		265,024	—	—	—%
Siena Capital Finance, LLC (c) (k) (o)	Financials		35,839,400	36,548	35,839	2.6%
Skillsoft Corp. (c) (e)	Technology		39,794	4,993	7,163	0.5%
Smile Brands, Inc. (c) (e) (x)	Healthcare		712	815	1,141	0.1%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
SYNACOR, Inc. (e) (s)	Technology		59,785	—	81	0.0%
Tap Rock Resources, LLC (c) (g) (p) (u)	Energy		18,356,442	9,973	11,405	0.8%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Tax Advisors Group, LLC (c) (u) (x)	Financials		86	$609	$963	0.1%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		633,382	—	—	—%
Team Waste, LLC (c) (p) (u) (x)	Industrials		128,483	2,569	2,570	0.2%
Tennenbaum Waterman Fund, LP (a) (k) (p)	Diversified Investment Vehicles		10,000	10,000	10,087	0.7%
Travelpro Products, Inc. (a) (c) (e) (x)	Consumer		447,007	506	—	—%
United Biologics, LLC (c) (e) (u) (x)	Healthcare		4,206	31	15	0.0%
United Biologics, LLC (c) (e) (u) (x)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u) (x)	Healthcare		99,236	—	—	—%
United Biologics, LLC (c) (e) (u) (x)	Healthcare		39,769	132	21	0.0%
United Biologics, LLC (c) (e) (u) (x)	Healthcare		223	35	9	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		490	490	228	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		139	139	278	0.0%
Vantage Mobility International, LLC (c) (e) (p) (x)	Transportation		1,468,221	—	—	—%
Vantage Mobility International, LLC (c) (e) (p) (x)	Transportation		391,131	—	—	—%
Vantage Mobility International, LLC (c) (e) (p) (x)	Transportation		3,280,908	3,140	—	—%
World Business Lenders, LLC (c) (e)	Financials		922,669	3,750	2,168	0.2%
WPNT, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
WSO Holdings, LP (c) (e) (x)	Food & Beverage		698	279	529	0.0%
Wythe Will Tzetzo, LLC (c) (e) (u) (x)	Food & Beverage		22,312	302	—	—%
YummyEarth, Inc. (c) (e) (x)	Food & Beverage		223	—	—	—%
Subtotal Equity/Other				$197,375	$230,043	16.4%

TOTAL INVESTMENTS - 187.4% (b)				$2,714,001	$2,623,516	187.4%
Forward foreign currency contracts:

Counterparty	Contract to Deliver	In Exchange For	Maturity Date	Unrealized Depreciation
Goldman Sachs International	CAD 21,807	$16,643	2/17/2021	$477
_____________
(a)All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Qualifying assets represent 84.8% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.
(b)Percentages are based on net assets as of December 31, 2020.
(c)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(d)All amounts are in thousands except share amounts.
(e)Non-income producing at December 31, 2020.
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

(f)The Company has various unfunded commitments to portfolio companies. Please refer to Note 7 - Commitments and Contingencies for details of these unfunded commitments.
(g)The commitment related to this investment is discretionary.
(h)The Company's investment or a portion thereof is pledged as collateral under the JPM Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(i)The Company's investment or a portion thereof is pledged as collateral under the Wells Fargo Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(j)The Company's investment or a portion thereof is pledged as collateral under the Citi Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(k)The Company's investment or a portion thereof is pledged as collateral under the MassMutual Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(l)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at December 31, 2020. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(m)The principal amount (par amount) is denominated in Canadian Dollars or CAD.
(n)For equity investments in Collateralized Securities, the effective yield is presented in place of the investment coupon rate for each investment. Refer to footnote (v) for a further description of an equity investment in a Collateralized Security.
(o)The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be "non-controlled" when the Company owns 25% or less of the portfolio company's voting securities and/or does not have the power to exercise control over the management or policies of such portfolio company. A company is generally presumed to be "controlled" when the Company owns more than 25% of the portfolio company's voting securities and/or has the power to exercise control over the management or policies of such portfolio company. The Company classifies this investment as "controlled".
(p)The provisions of the 1940 Act classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as "non-affiliated" when the Company owns less than 5% of a portfolio company's voting securities and "affiliated" when the Company owns 5% or more of a portfolio company's voting securities. The Company classifies this investment as "affiliated".
(q)Unless otherwise indicated, all investments in the consolidated schedule of investments are non-affiliated, non-controlled investments.
(r)The Company's investment is held through the Consolidated Holding Company, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.
(s)The investment is not a restricted security. All other securities are restricted securities.
(t)The investment is on non-accrual status as of December 31, 2020.
(u)Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.
(v)The Collateralized Securities - subordinated notes are treated as equity investments and are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
(w)The Company's investment is held through the consolidated subsidiary, Park Ave RE, Inc., which owns 100% of the equity of the operating company, Park Ave RE Holdings, LLC.
(x)The investment is held through BSP TCAP Acquisition Holdings LP which is an affiliated acquisition entity utilized for the Triangle Transaction. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of December 31, 2020.
(y)The Company's investment is held through the consolidated subsidiaries, Kahala Aviation Holdings, LLC and Kahala Aviation US, Inc. which own 100% of the equity of the operating company, Kahala US OpCo LLC.
(z)The Company's investment is held through the consolidated subsidiary, Kahala Aviation Holdings, LLC, which owns 100% of the equity of the operating company, Kahala Ireland OpCo Designated Activity Company.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2020:

	At December 31, 2020
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$504,384	19.2%
Industrials	333,756	12.7%
Business Services	304,273	11.6%
Financials	277,197	10.5%
Technology	181,909	6.9%
Diversified Investment Vehicles	127,645	4.9%
Energy	122,547	4.7%
Media/Entertainment	113,213	4.3%
Consumer	103,959	4.0%
Transportation	96,226	3.7%
Food & Beverage	91,216	3.5%
Software/Services	78,520	3.0%
Telecom	72,173	2.8%
Education	61,457	2.3%
Paper & Packaging	57,028	2.2%
Chemicals	39,384	1.5%
Gaming/Lodging	29,332	1.1%
Utilities	19,330	0.7%
Health/Fitness	6,012	0.2%
Retail	3,955	0.2%
Total	$2,623,516	100.0%
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Office Depot, Inc. (a) (j)	Retail	L+5.25% (7.04%), 11/8/2022	$4,947	$4,889	$4,984	0.3%
ORG Chemical Holdings, LLC (c) (g) (l)	Chemicals	L+7.75% (9.70%), 6/30/2022	3,420	3,420	3,420	0.2%
ORG Chemical Holdings, LLC (c) (i) (l)	Chemicals	L+7.75% (9.70%), 6/30/2022	3,730	3,695	3,730	0.3%
ORG GC Holdings, LLC (c) (i)	Business Services	L+6.75% (8.70%), 7/31/2022	21,624	21,457	20,932	1.4%
PeopLease Holdings, LLC (c) (i)	Business Services	L+9.62% (11.57%), 2/26/2021	20,000	19,953	19,800	1.4%
PGX Holdings, Inc. (c) (j)	Consumer	L+5.25% (7.05%), 9/29/2020	11,820	11,807	8,416	0.6%
Planet Equity Group, LLC (c) (i)	Business Services	L+5.25% (7.18%), 11/18/2025	14,941	14,721	14,717	1.0%
PlayPower, Inc. (c) (i)	Industrials	L+5.50% (7.46%), 5/8/2026	26,385	26,025	26,385	1.8%
Premier Dental Services, Inc. (i) (j)	Healthcare	L+5.25% (7.05%), 6/30/2023	32,354	32,196	32,313	2.2%
Premier Global Services, Inc. (c) (j)	Telecom	L+6.50% (8.40%), 6/8/2023	8,578	8,382	5,284	0.4%
PSKW, LLC (c)	Healthcare	L+7.68% (9.63%), 11/26/2021	17,750	17,637	17,750	1.2%
PSKW, LLC (c)	Healthcare	L+7.68% (9.63%), 11/25/2021	1,972	1,954	1,972	0.1%
PSKW, LLC (c)	Healthcare	L+7.68% (9.63%), 11/25/2021	1,930	1,919	1,930	0.1%
PSKW, LLC (c) (i)	Healthcare	L+4.25% (6.19%), 11/26/2021	1,162	1,159	1,162	0.1%
PT Network, LLC (c) (i) (l)	Healthcare	L+7.50% (9.44%), 11/30/2023	16,780	16,702	15,052	1.0%
Questex, Inc. (c)	Media/Entertainment	L+5.00% (6.91%), 9/9/2024	689	689	689	0.0%
Questex, Inc. (c) (i)	Media/Entertainment	L+5.00% (6.89%), 9/9/2024	15,989	15,739	15,989	1.1%
Red River Technology, LLC (c) (i)	Business Services	L+5.00% (6.94%), 8/30/2024	23,669	23,340	23,337	1.6%
Reddy Ice Corp. (c) (i)	Food & Beverage	L+5.50% (7.60%), 7/1/2025	19,540	19,003	19,003	1.3%
Regionalcare Hospital Partners Holdings, Inc. (j)	Healthcare	L+4.50% (6.30%), 11/14/2025	19,850	19,521	19,994	1.4%
Resco Products, Inc. (c)	Industrials	L+6.25% (8.05%), 3/7/2020	10,000	10,000	9,200	0.6%
Safety Products/JHC Acquisition Corp. (c) (j)	Industrials	L+4.50% (6.30%), 6/28/2026	958	958	937	0.1%
Safety Products/JHC Acquisition Corp. (c) (j)	Industrials	L+4.50% (6.30%), 6/28/2026	17,717	17,564	17,341	1.2%
Schenectady International Group, Inc. (j)	Chemicals	L+4.75% (6.79%), 10/15/2025	19,593	19,164	19,446	1.3%
SFR Group, SA (a) (i)	Telecom	L+3.69% (5.43%), 2/2/2026	14,962	14,926	14,962	1.0%
SFR Group, SA (a) (i) (j)	Telecom	L+4.00% (5.74%), 8/14/2026	12,967	12,862	12,978	0.9%
Shields Health Solutions Holdings, LLC (c) (i)	Healthcare	L+5.00% (6.80%), 8/19/2026	6,963	6,896	6,897	0.5%
SitusAMC Holdings Corp. (c) (i)	Financials	L+4.75% (6.55%), 6/30/2025	8,486	8,369	8,371	0.6%
Skillsoft Corp. (j)	Technology	L+4.75% (6.95%), 4/28/2021	15,001	14,378	11,469	0.8%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Squan Holding Corp. (c) (l)	Telecom	L+7.00% (8.95%), 6/30/2020	$16,276	$16,123	$13,835	1.0%
SSH Group Holdings, Inc. (j)	Education	L+4.25% (6.19%), 7/30/2025	10,736	10,704	10,776	0.7%
Subsea Global Solutions, LLC (c)	Business Services	L+7.00% (9.06%), 3/29/2023	388	388	381	0.0%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (9.00%), 3/29/2023	2,392	2,302	2,344	0.2%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (9.00%), 3/29/2023	8,327	8,219	8,168	0.6%
Tax Defense Network, LLC (c) (l) (p) (t)	Consumer	L+6.00% (10.00%), 4/30/2020	5,257	3,833	1,262	0.1%
Tax Defense Network, LLC (c) (l) (p) (t)	Consumer	L+6.00% (10.00%), 4/30/2020	29,616	21,646	7,108	0.5%
Tax Defense Network, LLC (c) (l) (p) (t)	Consumer	L+10.00% (10.00%), 4/30/2020	2,357	2,357	2,357	0.2%
The Dun & Bradstreet Corp. (j)	Business Services	L+5.00% (6.79%), 2/6/2026	10,000	9,825	10,079	0.7%
TIBCO Software, Inc. (j)	Technology	L+4.00% (5.71%), 6/30/2026	4,988	4,988	5,005	0.3%
Tillamook Country Smoker, LLC (c)	Food & Beverage	L+5.75% (7.85%), 5/19/2022	1,078	1,078	1,054	0.1%
Tillamook Country Smoker, LLC (c) (i)	Food & Beverage	L+5.75% (7.65%), 5/19/2022	10,090	10,018	9,858	0.7%
Tivity Health, Inc. (a) (j)	Healthcare	L+5.25% (7.05%), 3/6/2026	4,396	4,299	4,396	0.3%
Tivity Health, Inc. (a) (j)	Healthcare	L+4.25% (6.05%), 3/8/2024	1,641	1,627	1,641	0.1%
Trademark Global, LLC (c)	Consumer	L+6.00% (7.80%), 4/28/2023	2,067	2,067	2,067	0.1%
Traverse Midstream Partners, LLC (j)	Energy	L+4.00% (5.80%), 9/27/2024	16,222	15,847	14,568	1.0%
Trilogy International Partners, LLC (a)	Telecom	8.88%, 5/1/2022	14,875	14,837	13,983	1.0%
University of St. Augustine Acquisition Corp. (c) (i)	Education	L+4.25% (6.05%), 2/2/2026	24,004	23,482	23,524	1.6%
Veritext Corp. (i)	Business Services	L+3.75% (5.69%), 8/1/2025	4,975	4,975	4,955	0.3%
Vertex Aerospace Services Corp. (i)	Industrials	L+4.50% (6.30%), 6/30/2025	8,726	8,692	8,753	0.6%
Von Drehle Corp. (c) (i) (l)	Paper & Packaging	L+11.50% (13.44%), 3/6/2023	26,856	26,595	25,164	1.7%
Vyaire Medical, Inc. (c) (j)	Healthcare	L+4.75% (6.84%), 4/16/2025	8,850	8,580	7,611	0.5%
WaterBridge Midstream Operating, LLC (j)	Energy	L+5.75% (7.83%), 6/22/2026	11,834	11,572	11,613	0.8%
WMK, LLC (c)	Business Services	L+5.75% (7.49%), 9/5/2025	1,910	1,903	1,910	0.1%
WMK, LLC (c)	Business Services	L+5.75% (7.44%), 9/5/2024	1,134	1,134	1,134	0.1%
WMK, LLC (c) (i)	Business Services	L+5.75% (7.49%), 9/5/2025	20,180	19,853	20,180	1.4%
Xplornet Communications, Inc. (a) (i) (j)	Telecom	L+4.00% (5.94%), 9/9/2021	15,679	15,645	15,699	1.1%
YummyEarth, Inc. (c)	Food & Beverage	L+7.00% (8.91%), 8/1/2025	2,626	2,625	2,626	0.2%
Subtotal Senior Secured First Lien Debt				$1,862,228	$1,764,292	120.6%

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Dryden Senior Loan Fund 2014-36A ER2 (a) (c)	Diversified Investment Vehicles	L+6.88% (8.87%), 4/15/2029	$2,000	$1,947	$1,975	0.1%
KKR Financial CLO, Ltd. 27A E (a) (c)	Diversified Investment Vehicles	L+6.90% (8.82%), 10/15/2032	1,250	1,189	1,211	0.1%
LCM, Ltd. Partnership 16A ER2 (a) (c)	Diversified Investment Vehicles	L+6.38% (8.38%), 10/15/2031	2,500	2,307	2,307	0.2%
Madison Park Funding, Ltd. 16-21A DR (a) (c)	Diversified Investment Vehicles	L+7.56% (9.39%), 10/15/2032	2,000	1,881	1,881	0.1%
Madison Park Funding, Ltd. 19-35A E (a) (c)	Diversified Investment Vehicles	L+6.75% (8.72%), 4/20/2031	2,000	1,945	1,945	0.1%
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (p)	Diversified Investment Vehicles	L+11.00% (12.94%), 4/25/2031	4,750	4,550	4,612	0.3%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (p)	Diversified Investment Vehicles	L+7.50% (9.47%), 1/20/2027	10,728	9,586	9,209	0.6%
OCP CLO, Ltd. 14-5A DR (a) (c)	Diversified Investment Vehicles	L+5.70% (7.64%), 4/26/2031	2,200	2,060	2,060	0.1%
OCP CLO, Ltd. 2019-17A E (a) (c)	Diversified Investment Vehicles	L+6.66% (8.79%), 7/20/2032	3,000	2,913	2,946	0.2%
Pikes Peak CLO 19-3A E (a) (c)	Diversified Investment Vehicles	L+6.86% (8.80%), 4/25/2030	3,000	2,849	2,849	0.2%
Sound Point CLO, Ltd. 19-3A E (a) (c)	Diversified Investment Vehicles	L+7.31% (9.41%), 10/25/2032	3,000	2,912	2,972	0.2%
Sound Point CLO, Ltd. 2015-3A ER (a) (c)	Diversified Investment Vehicles	L+5.25% (7.22%), 1/20/2028	2,000	1,881	1,915	0.1%
Symphony CLO, Ltd. 2012-9A ER2 (a) (c)	Diversified Investment Vehicles	L+6.95% (8.95%), 7/16/2032	3,000	2,942	2,972	0.2%
TCW CLO 2019-1 AMR, Ltd. 19-1A F (a) (c)	Diversified Investment Vehicles	L+8.67% (10.58%), 2/15/2029	2,500	2,396	2,396	0.2%
Vibrant CLO, Ltd. 2016-4A DR (a) (c)	Diversified Investment Vehicles	L+4.33% (6.30%), 7/20/2032	3,000	2,913	2,947	0.2%
Whitehorse, Ltd. 2014-1A E (a) (c) (p)	Diversified Investment Vehicles	L+4.55% (6.46%), 5/1/2026	8,000	7,717	7,054	0.5%
Zais CLO 13, Ltd. 19-13A D1 (a) (c)	Diversified Investment Vehicles	L+4.52% (6.60%), 7/15/2032	3,000	2,854	2,908	0.2%
Collateralized Securities - Equity Investments (n)
CVP Cascade CLO, Ltd. 2013-CLO1 Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 1/16/2026	$3,243	$106	$24	0.0%
CVP Cascade CLO, Ltd. 2014-2A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 7/18/2026	3,755	463	38	0.0%
Figueroa CLO, Ltd. 2014-1A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 1/15/2027	2,986	597	67	0.0%
MidOcean Credit CLO 2013-2A INC (a) (c) (p) (v)	Diversified Investment Vehicles	0.76%, 1/29/2025	37,600	16,815	11,835	0.8%
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	16.56%, 7/25/2025	31,603	19,353	19,697	1.4%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (p) (v)	Diversified Investment Vehicles	21.81%, 1/20/2027	31,575	7,298	6,607	0.5%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 3/20/2025	1,970	263	—	—%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p)	Diversified Investment Vehicles	10.44%, 5/1/2026	1,886	134	35	0.0%
Whitehorse, Ltd. 2014-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 5/1/2026	36,000	6,965	286	0.0%
Subtotal Collateralized Securities				$122,870	$108,927	7.4%

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2019
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
PennantPark Credit Opportunities Fund II, LP (a) (p)	Diversified Investment Vehicles		8,739	$8,739	$8,707	0.6%
PT Network, LLC (c) (e) (u)	Healthcare		3	—	—	—%
RMP Group, Inc. (c) (e) (u)	Financials		223	164	274	0.0%
RockYou, Inc. (c) (e)	Media/Entertainment		15,105	—	—	—%
Schweiger Dermatology Group, LLC (c) (e) (u)	Healthcare		265,024	—	—	—%
Siena Capital Finance, LLC (c) (o)	Financials		35,839,400	36,537	36,915	2.5%
Smile Brands, Inc. (c) (e)	Healthcare		712	815	1,101	0.1%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
Squan Holding Corp. (c) (e)	Telecom		8,962	—	—	—%
St. Croix Hospice Acquisition Corp. (c) (e)	Healthcare		112	—	31	0.0%
St. Croix Hospice Acquisition Corp. (c) (e)	Healthcare		112	64	134	0.0%
SYNACOR, Inc. (e) (s)	Technology		59,785	—	91	0.0%
Tap Rock Resources, LLC (c) (e) (g) (p) (u)	Energy		20,672,210	20,672	20,879	1.4%
Tax Advisors Group, LLC (c) (e) (u)	Financials		86	609	755	0.1%
Tax Defense Network, LLC (c) (e) (p)	Consumer		633,382	—	—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	—%
Team Waste, LLC (c) (e) (p) (u)	Industrials		111,752	2,235	2,235	0.2%
Tennenbaum Waterman Fund, LP (a) (p)	Diversified Investment Vehicles		10,000	10,000	9,841	0.7%
THL Credit Greenway Fund II, LLC (a) (p)	Diversified Investment Vehicles		5,048	5,048	2,554	0.2%
Travelpro Products, Inc. (a) (c) (e)	Consumer		447,007	506	581	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		39,769	132	21	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		99,236	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		223	35	9	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		4,206	31	15	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		490	490	640	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		139	139	278	0.0%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		1,468,221	—	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		391,131	—	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		3,139,625	3,140	942	0.1%
Women's Marketing, Inc. (c) (e)	Media/Entertainment		3,643	—	—	—%
World Business Lenders, LLC (c) (e)	Financials		922,669	3,750	3,755	0.3%
WPNT, LLC (c) (e) (o) (u)	Media/Entertainment		330,000	—	—	—%
WSO Holdings, LP (c) (e)	Food & Beverage		698	279	—	—%
Wythe Will Tzetzo, LLC (c) (e) (u)	Food & Beverage		22,312	301	—	—%
YummyEarth, Inc. (c) (e)	Food & Beverage		223	—	—	—%
Subtotal Equity/Other				$210,172	$258,336	17.7%
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
_________
(a)All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Qualifying assets represent 75.9% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.
(b)Percentages are based on net assets as of December 31, 2019.
(c)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(d)All amounts are in thousands except share amounts.
(e)Non-income producing at December 31, 2019.
(f)The Company has various unfunded commitments to portfolio companies. Please refer to Note 7 - Commitments and Contingencies for details of these unfunded commitments.
(g)The commitment related to this investment is discretionary.
(h)The Company's investment is held through the consolidated subsidiaries, Kahala Aviation Holdings, LLC and Kahala LuxCo S.A.R.L, which own 100% of the equity of the operating company, Kahala Ireland OpCo Designated Activity Company.
(i)The Company's investment or a portion thereof is pledged as collateral under the Wells Fargo Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(j)The Company's investment or a portion thereof is pledged as collateral under the Citi Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(k)The Company's investment is held through the consolidated subsidiaries, Kahala Aviation Holdings, LLC and Kahala Aviation US, Inc. which own 100% of the equity of the operating company, Kahala US OpCo LLC.
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

(l)For the year ended December 31, 2019, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind (“PIK”):

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
(m)The principal amount (par amount) is denominated in Canadian Dollars or CAD.
(n)For equity investments in Collateralized Securities, the effective yield is presented in place of the investment coupon rate for each investment. Refer to footnote (v) for a further description of an equity investment in a Collateralized Security.
(o)The provisions of the 1940 Act classify investments based on the level of control that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally presumed to be "non-controlled" when the Company owns 25% or less of the portfolio company's voting securities and/or does not have the power to exercise control over the management or policies of such portfolio company. A company is generally presumed to be "controlled" when the Company owns more than 25% of the portfolio company's voting securities and/or has the power to exercise control over the management or policies of such portfolio company. The Company classifies this investment as "controlled".
(p)The provisions of the 1940 Act classify investments further based on the level of ownership that the Company maintains in a particular portfolio company. As defined in the 1940 Act, a company is generally deemed as "non-affiliated" when the Company owns less than 5% of a portfolio company's voting securities and "affiliated" when the Company owns 5% or more of a portfolio company's voting securities. The Company classifies this investment as "affiliated".
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

(q)Unless otherwise indicated, all investments in the consolidated schedule of investments are non-affiliated, non-controlled investments.
(r)The Company's investment is held through the Consolidated Holding Company, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.
(s)The investment is not a restricted security. All other securities are restricted securities.
(t)The investment is on non-accrual status as of December 31, 2019.
(u)Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.
(v)The Collateralized Securities - subordinated notes are treated as equity investments and are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
(w)The Company's investment is held through the consolidated subsidiary, Park Ave RE, Inc., which owns 100% of the equity of the operating company, Park Ave RE Holdings, LLC.
(x)The investment is held through BSP TCAP Acquisition Holdings LP which is an affiliated acquisition entity utilized for the Triangle Transaction. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of December 31, 2019.
(y)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at December 31, 2019. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.
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
For the year ended December 31, 2020

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
    During the year ended December 31, 2020, the Company invested approximately $1,038.1 million in portfolio companies to contribute to the support of their business objectives of which some were contractually obligated. See Note 7 - Commitments and Contingencies. As of December 31, 2020, the Company held investments in loans it made to investee companies with aggregate principal amounts of $2,448.9 million. The details of such investments have been disclosed on the consolidated schedule of investments as well as in Note 3 - Fair Value of Financial Instruments. In addition to providing loans to investee companies, from time to time the Company may assist investee companies in securing financing from other sources by introducing such investee companies to sponsors or other lending institutions.
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
    On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. As of December 31, 2020, the Company had issued 229.3 million shares of common stock for gross proceeds of $2.3 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of December 31, 2020, the Company had repurchased a cumulative 27.9 million shares of common stock through its share repurchase program for payments of $239.7 million.
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
For the year ended December 31, 2020

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
Certain prior year balances have been reclassified to conform to the current year presentation.
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
For the year ended December 31, 2020

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
    With respect to investments for which market quotations are not readily available, the Adviser undertakes a multi-step valuation process each quarter, as described below:
•Each portfolio company or investment will be valued by the Adviser, with assistance from one or more independent valuation firms engaged by the Company's Board of Directors or as noted below, with respect to investments in an investment fund;
•The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and
•The Board of Directors determines the fair value of each investment, in good faith, based on the input of the Adviser and independent valuation firm (to the extent applicable).
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
For the year ended December 31, 2020

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
    Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. For the years ended December 31, 2020, 2019, and 2018, the Company did not incur any offering costs.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

Dividend Income
Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies.
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
Payment-in-Kind Interest/Dividends
    The Company holds debt and equity investments in its portfolio that contain payment-in-kind (“PIK”) interest and dividend provisions. The PIK interest and PIK dividend, which represent contractually deferred interest or dividends that add to the investment balance that is generally due at maturity, are recorded on the accrual basis to the extent such amounts are expected to be collected.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The new definition of “significant subsidiary” under Rule 1-02(w)(2) of Regulation S-X, which is tailored to investment companies, (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary.” The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The Company evaluated the impact of adopting the Final Rules on the consolidated financial statements and because the new definition of "significant subsidiary" contained therein is specific to investment companies, elected to early adopt the Final Rules for the year ended December 31, 2020.
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
    The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. This alternative approach also reflects the contractual terms of the derivatives, if any, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The guidance defines three levels of inputs that may be used to measure fair value:
•Level 1—Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
•Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
•Level 3—Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
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
    For investments for which Level 1 inputs, such as quoted prices, were not available at December 31, 2020 and December 31, 2019, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at December 31, 2020 and December 31, 2019 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the year ended December 31, 2020

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
    For discussion of the fair value measurement of the Company's foreign currency contracts, refer to Note 6 - Derivatives.
    The following table presents fair value measurements of investments, by major class, as of December 31, 2020, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$620,666	$1,307,957	$—	$1,928,623
Senior Secured Second Lien Debt	—	52,853	186,899	—	239,752
Subordinated Debt	—	9,963	108,610	—	118,573
Collateralized Securities	—	—	106,525	—	106,525
Equity/Other	130	—	208,793	21,120	230,043
Total	$130	$683,482	$1,918,784	$21,120	$2,623,516

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

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
    The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2020:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2019	$1,121,537	$271,232	$97,100	$108,927	$187,300	$1,786,096
Net change in unrealized appreciation (depreciation) on investments	8,734	15,208	4,597	(19,126)	(18,973)	(9,560)
Purchases and other adjustments to cost	597,910	35,666	29,266	58,242	65,574	786,658
Sales and repayments	(414,661)	(80,738)	(21,151)	(39,837)	(33,144)	(589,531)
Net realized gain (loss)	(62,465)	(41,634)	(1,202)	(1,681)	8,036	(98,946)
Transfers in	126,805	7,719	—	—	—	134,524
Transfers out	(69,903)	(20,554)	—	—	—	(90,457)
Balance as of December 31, 2020	$1,307,957	$186,899	$108,610	$106,525	$208,793	$1,918,784
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(43,203)	$(3,352)	$4,985	$(19,337)	$(17,988)	$(78,895)
Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the period.
    For the year ended December 31, 2020, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the year ended December 31, 2020, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

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
    The composition of the Company’s investments as of December 31, 2020, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$2,009,503	$1,928,623	73.5%
Senior Secured Second Lien Debt	251,957	239,752	9.1
Subordinated Debt	115,574	118,573	4.5
Collateralized Securities	139,592	106,525	4.1
Equity/Other	197,375	230,043	8.8
Total	$2,714,001	$2,623,516	100.0%
    The composition of the Company’s investments as of December 31, 2019, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,862,228	$1,764,292	69.3%
Senior Secured Second Lien Debt	335,366	306,478	12.0
Subordinated Debt	109,006	108,151	4.2
Collateralized Securities	122,870	108,927	4.3
Equity/Other	210,172	258,336	10.2
Total	$2,639,642	$2,546,184	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

Significant Unobservable Inputs
    The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2020. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$851,279	Discounted Cash Flow	Market Yield	4.38%	38.50%	8.88%
Senior Secured First Lien Debt (c)	179,109	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	161,126	Yield Analysis	Market Yield	2.87%	14.13%	7.17%
Senior Secured First Lien Debt	78,988	Waterfall Analysis	EBITDA Multiple	4.50x	8.39x	6.62x
Senior Secured First Lien Debt (b)	18,549	Waterfall Analysis	Discount Rate	15.00%	15.00%	15.00%
Senior Secured First Lien Debt (b)	10,485	Discounted Cash Flow	Discount Rate	9.47%	9.47%	9.47%
Senior Secured First Lien Debt	8,421	Waterfall Analysis	Revenue Multiple	0.20x	0.75x	0.30x
Senior Secured Second Lien Debt	141,633	Discounted Cash Flow	Market Yield	7.30%	29.00%	11.21%
Senior Secured Second Lien Debt	28,479	Yield Analysis	Market Yield	12.82%	23.96%	15.20%
Senior Secured Second Lien Debt (c)	15,843	N/A	N/A	N/A	N/A	N/A
Senior Secured Second Lien Debt (b)	944	Waterfall Analysis	Revenue Multiple	0.55x	0.55x	0.55x
Subordinated Debt (b)	37,237	Discounted Cash Flow	Discount Rate	10.25%	10.25%	10.25%
Subordinated Debt (b)	25,500	Waterfall Analysis	Tangible Net Asset Value Multiple	1.50x	1.50x	1.50x
Subordinated Debt (b)	24,696	Discounted Cash Flow	Market Yield	8.79%	8.79%	8.79%
Subordinated Debt	18,942	Waterfall Analysis	EBITDA Multiple	4.50x	10.91x	6.41x
Subordinated Debt (b)	2,235	Yield Analysis	Market Yield	11.63%	11.63%	11.63%
Collateralized Securities	106,525	Discounted Cash Flow	Discount Rate	5.50%	35.00%	14.24%
Equity/Other (b) (c)	59,823	N/A	N/A	N/A	N/A	N/A
Equity/Other	46,202	Waterfall Analysis	Discount Rate	15.00%	15.00%	15.00%
Equity/Other (b)	35,839	Waterfall Analysis	Tangible Net Asset Value Multiple	1.50x	1.50x	1.50x
Equity/Other	22,425	Waterfall Analysis	EBITDA Multiple	1.53x	11.74x	6.24x
Equity/Other	14,959	Discounted Cash Flow	Market Yield	0.06%	13.00%	0.61%
Equity/Other	14,705	Discounted Cash Flow	Discount Rate	10.25%	16.50%	15.10%
Equity/Other	12,166	Waterfall Analysis	Revenue Multiple	0.11x	2.86x	2.43x
Equity/Other	2,674	Waterfall Analysis	TBV Multiple	1.37x	3.20x	2.85x
Total	$1,918,784
______________
(a)Weighted averages are calculated based on fair value of investments.
(b)This asset category contains one investment.
(c)This instrument(s) was held at cost.
    There were no significant changes in valuation approach or technique as of December 31, 2020.
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
For the year ended December 31, 2020

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
______________
(a)Weighted averages are calculated based on fair value of investments.
(b)This asset category contains one investment.
(c)This instrument(s) was held at cost.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

    The income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2020 and December 31, 2019. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
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
As of December 31, 2020, the Company had eleven portfolio companies on non-accrual with a total amortized cost of $104.1 million and fair value of $55.4 million, which represented 3.8% and 2.1% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2019, the Company had eight portfolio companies on non-accrual with a total amortized cost of $62.8 million and fair value of $22.5 million, which represented 2.4%, and 0.9% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
Note 4 — Related Party Transactions and Arrangements
Investment Advisory Agreement
    Pursuant to the Investment Advisory Agreement and for the investment advisory and management services provided thereunder, the Company pays the Adviser a base management fee and an incentive fee.
    Prior to February 1, 2019, the Adviser provided investment advisory and management services under the investment advisory and management services agreement, effective November 1, 2016 (the “Prior Investment Advisory Agreement”), and most recently re-approved by the Board in August 2018. The terms of the Prior Investment Advisory Agreement were materially identical to the Investment Advisory Agreement. The Prior Investment Advisory Agreement automatically terminated on February 1, 2019 upon the indirect change of control of the Adviser on the consummation of Franklin Templeton's acquisition of BSP. The Investment Advisory Agreement was approved by the Board, including a majority of independent directors, on October 22, 2018, and by stockholders at a special meeting held on January 11, 2019 and took effect February 1, 2019. The Board renewed the Investment Advisory Agreement on January 21, 2021.
Base Management Fee
    The base management fee is calculated at an annual rate of 1.5% of the Company's average gross assets (including assets purchased with borrowed funds). The Company's gross assets increase or decrease with any appreciation or depreciation associated with a derivative contract. Average gross assets is calculated based on the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. The base management fee is payable quarterly in arrears and is appropriately pro-rated for any partial month or quarter. All or any part of the base management fee not taken as to any quarter may be deferred without interest and may be taken in such other quarter as the Adviser will determine within three years.
    As of December 31, 2020 and December 31, 2019, $9.6 million and $10.1 million was payable to the Adviser for base management fees, respectively.
    For the years ended December 31, 2020, 2019, and 2018, the Company incurred $37.8 million, $39.8 million, and $39.8 million, respectively, in base management fees under the Investment Advisory Agreement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

Incentive Fees
    The incentive fee consists of two parts. The first part is referred to as the incentive fee on income and it is calculated and payable quarterly in arrears based on the Company’s “Pre-Incentive Fee Net Investment Income” for the immediately preceding quarter. “Pre-Incentive Fee Net Investment Income” means interest income, dividend income, and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence, and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income does not include any realized capital gains or losses, or unrealized capital appreciation or depreciation. The payment of the incentive fee on income is subject to payment of a preferred return to investors each quarter, expressed as a quarterly rate of return on the value of the Company's net assets at the end of the most recently completed calendar quarter, of 1.75% (7.00% annualized), subject to a “catch up” feature (as described below). The calculation of the incentive fee on income for each quarter is as follows:
•No incentive fee on income will be payable to the Adviser in any calendar quarter in which the Company’s Pre-Incentive Fee Net Investment Income does not exceed the preferred return rate of 1.75% or 7.00% annualized (the “Preferred Return”) on net assets;
•100% of the Company’s Pre-Incentive Fee Net Investment Income, if any, that exceeds the preferred return but is less than or equal to 2.1875% in any calendar quarter (8.75% annualized) will be payable to the Adviser. This portion of the Company’s incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 20% on all of the Company’s Pre-Incentive Fee Net Investment Income when the Company’s Pre-Incentive Fee Net Investment Income reaches 2.1875% (8.75% annualized) in any calendar quarter; and
•For any quarter in which the Company's Pre-Incentive Fee Net Investment Income exceeds 2.1875% (8.75% annualized), the incentive fee on income will be equal to 20% of the amount of the Company’s Pre-Incentive Fee Net Investment Income, as the Preferred Return and catch-up will have been achieved.
    As of December 31, 2020 and December 31, 2019, $6.2 million and $6.5 million was payable to the Adviser for the incentive fee on income, respectively.
    For the years ended December 31, 2020, 2019, and 2018, the Company incurred $6.2 million, $27.1 million, and $21.7 million, respectively, in incentive fees on income under the Investment Advisory Agreement.
    The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” is an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to the Company’s liquidation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). This fee equals 20% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended December 31, 2020, 2019, and 2018, the Company did not incur incentive fees on capital gains during operations under the Investment Advisory Agreement.
Administration Agreement
    In connection with the Administration Agreement, BSP provides the Company with office facilities and administrative services. As of December 31, 2020 and December 31, 2019, $0.5 million and $0.6 million was payable to BSP under the Administration Agreement, respectively.
    For the years ended December 31, 2020, 2019, and 2018, the Company incurred $2.0 million, $2.4 million, and $2.5 million, respectively, in administrative service fees under the Administration Agreement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

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
For the year ended December 31, 2020

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
    The JPM Credit Facility provides for borrowings through August 28, 2023, and any amounts borrowed under the JPM Credit Facility will mature on August 28, 2023 unless the administrative agent exercises its option to extend the maturity date to August 28, 2024. The JPM Credit Facility is priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.75% per annum. Interest is payable quarterly in arrears. 57th Street will be subject to a non-usage fee to the extent the commitments available under the JPM Credit Facility have not been borrowed. The non-usage fee per annum is 0.50% for the first 20% of the unused balance and 2.75% for the portion of the unused balance that exceeds 20%. 57th Street paid a structuring fee and incurred other customary costs and expenses in connection with the JPM Credit Facility. On January 21, 2021, the Company entered into an amendment (the “JPM Amendment”) to the JPM Credit Facility. The JPM Amendment, among other things, increases the amount that the Company is permitted to borrow under the JPM Credit Agreement from $300.0 million to $400.0 million.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

Citi Credit Facility
    On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into a credit facility (as amended from time to time, the “Citi Credit Facility”) with Citibank, N.A. ("Citi") as administrative agent and U.S. Bank as collateral agent, account bank, and collateral custodian. The Citi Credit Facility provides for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, subject to the administrative agent’s right to approve the assets acquired by CB Funding and pledged as collateral under the Citi Credit Facility. The Citi Credit Facility's reinvestment period ends on May 31, 2021 and matures on May 31, 2022. On January 20, 2021, BDCA Senior Loan Fund LLC, a newly formed joint venture co-managed by the Company (the "Joint Venture") entered into an amendment to the Citi Credit Facility (the “Citi Credit Agreement”). The amendment, among other things, (i) replaces the Company with the Joint Venture as the collateral manager under the Citi Credit Agreement, (ii) extends the end of the reinvestment period from May 31, 2021 to May 31, 2023 and (iii) extends the final maturity date from May 31, 2022 to May 31, 2024. In connection with the Citi Credit Facility, CB Funding has made certain representations and warranties, is required to comply with various covenants, reporting requirements, and other customary requirements for similar facilities and is subject to certain customary events of default. Upon the occurrence and during the continuation of an event of default, Citi may declare the outstanding advances and all other obligations under the Citi Credit Facility immediately due and payable. During the continuation of an event of default, CB Funding must pay interest at a default rate.
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
For the year ended December 31, 2020

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
For the year ended December 31, 2020

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
For the year ended December 31, 2020

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
    The weighted average annualized interest cost for all borrowings for the years ended December 31, 2020, 2019, and 2018 was 3.65%, 4.57%, and 4.49%, respectively. The average daily debt outstanding for the years ended December 31, 2020, 2019, and 2018 was $1.1 billion, $1.1 billion, and $1.3 billion, respectively. The maximum debt outstanding for the years ended December 31, 2020, 2019, and 2018 was $1.6 billion, $1.3 billion, and $1.5 billion, respectively.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

    The following table represents borrowings as of December 31, 2020:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	8/28/2025	$300,000	$253,000	$(7,099)	$245,901
JPM Credit Facility	8/28/2023	300,000	289,000	(894)	288,106
Citi Credit Facility	5/31/2022	400,000	267,250	(1,335)	265,915
MassMutual Credit Facility	12/31/2025	100,000	—	(2,258)	(2,258)
2024 Notes	12/15/2024	100,000	99,057	(147)	98,910
2023 Notes	5/30/2023	60,000	59,843	(455)	59,388
2022 Notes	12/30/2022	150,000	149,671	(910)	148,761
Totals		$1,410,000	$1,117,821	$(13,098)	$1,104,723

    The following table represents borrowings as of December 31, 2019:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	5/9/2023	$600,000	$436,652	$(6,738)	$429,914
Citi Credit Facility	5/31/2022	400,000	250,500	(2,271)	248,229
2024 Notes	12/15/2024	100,000	98,818	(184)	98,634
2023 Notes	5/30/2023	60,000	59,778	(644)	59,134
2022 Notes	12/30/2022	150,000	149,505	(1,367)	148,138
2020 Notes	9/1/2020	100,000	99,789	(84)	99,705
Totals		$1,410,000	$1,095,042	$(11,288)	$1,083,754

    The following table represents interest and debt fees for the year ended December 31, 2020:

	Year ended December 31, 2020
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (6)	Other Fees (7)
Wells Fargo Credit Facility	(1)	(2)	$12,580	$2,018	$494
JPM Credit Facility	(3)	(4)	2,659	112	79
Citi Credit Facility	L+1.60%	0.50%	6,230	938	955
MassMutual Credit Facility	(5)	0.50%	—	214	299
2024 Notes	4.85%	n/a	5,089	37	34
2023 Notes	5.38%	n/a	3,290	189	10
2022 Notes	4.75%	n/a	7,291	458	8
2020 Notes	6.00%	n/a	3,895	84	8
Totals			$41,034	$4,050	$1,887

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

______________
(1) Prior to an amendment on July 7, 2020, the Wells Fargo Credit Facility had an interest rate priced at one-month LIBOR, with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum, depending on the composition of the portfolio of loans owned. From July 7, 2020 until August 28, 2020, the Wells Fargo Credit Facility had an interest rate priced at one-month LIBOR, with no LIBOR floor, plus a spread of 2.75% per annum. From August 28, 2020 through December 31, 2020, the Wells Fargo Credit Facility had an interest rate priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 2.75% per annum.
(2) The non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeds 25%.
(3) Interest rate is priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.75% per annum.
(4) The non-usage fee per annum is 0.50% for the first 20% of the unused balance and 2.75% for the portion of the unused balance that exceeds 20%.
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
For the year ended December 31, 2020

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
    The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates, and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature. The fair value of the Company's 2020 Notes, 2022 Notes, 2023 Notes, and 2024 Notes are derived from market indications provided by Bloomberg Finance L.P. at December 31, 2020 and December 31, 2019.
    At December 31, 2020, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2020 and December 31, 2019, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
    The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount at December 31, 2020	Fair Value at December 31, 2020
Wells Fargo Credit Facility	3	$253,000	$253,000
JPM Credit Facility	3	289,000	289,000
Citi Credit Facility	3	267,250	267,250
MassMutual Credit Facility	3	—	—
2024 Notes	3	99,057	100,216
2023 Notes	3	59,843	61,388
2022 Notes	3	149,671	153,440
		$1,117,821	$1,124,294

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

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
    At December 31, 2020 and December 31, 2019, the forward foreign currency contracts were classified within Level 2 of the fair value hierarchy. The foreign currency forward contract held as of December 31, 2020, was subject to ISDA Master Agreements or similar agreements. The foreign currency forward contract held as of December 31, 2019, was subject to ISDA Master Agreements or similar agreements.
    The Company is operated by a person who has claimed an exclusion from the definition of the "commodity pool operator" under the Commodity Exchange Act, and, therefore, who is not subject to registration or regulation as a pool operator under such Act.
Note 7 — Commitments and Contingencies
Commitments
    In the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2020, the Company had unfunded commitments on delayed draw term loans of $42.7 million (including $40.2 million of non-discretionary commitments and $2.5 million of discretionary commitments), unfunded commitments on revolver term loans of $48.5 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $3.8 million. As of December 31, 2019, the Company had unfunded commitments on delayed draw term loans of $24.9 million (including $21.8 million of non-discretionary commitments and $3.1 million of discretionary commitments), unfunded commitments on revolver term loans of $28.0 million, and unfunded equity capital discretionary commitments of $21.4 million. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

    As of December 31, 2020, the Company's unfunded commitments consisted of the following:
December 31, 2020

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Achilles Acquisition, LLC	Senior Secured First Lien Debt	Delayed draw term loan	$445	$445
Arch Global Precision, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,129	1,129
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver term loan	1,008	1,008
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	2,844	2,457
Capstone Logistics	Senior Secured First Lien Debt	Delayed draw term loan	2,948	2,948
Capstone Logistics	Senior Secured First Lien Debt	Revolver term loan	1,804	1,665
CCW, LLC	Senior Secured First Lien Debt	Revolver term loan	1,605	600
CDHA Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,264	1,264
CRS-SPV, Inc.	Senior Secured First Lien Debt	Revolver term loan	224	162
Dynagrid Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	2,262	2,149
Florida Food Products, LLC	Senior Secured First Lien Debt	Revolver term loan	1,647	1,186
HAH Group Holding Company, LLC	Senior Secured First Lien Debt	Delayed draw term loan	741	741
Health Plan One, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,458	1,458
Higginbotham Insurance Agency, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,259	3,259
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	4,599	4,599
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Term Loan	24,739	2,863
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,775	2,379
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver term loan	2,753	1,846
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	79	33
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,810	2,368
Integral Ad Science, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,085	1,085
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,028	406
KMTEX, LLC (1)	Senior Secured First Lien Debt	Delayed draw term loan	2,682	2,464
Lakeview Health Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	328	186
Manna Pro Products, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,059	4,059
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver term loan	2,706	2,706
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term loan	11,000	953
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	2,019	2,019
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	1,131	1,131
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,324	1,324
Mintz Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,344	1,344
Mintz Group, LLC	Senior Secured First Lien Debt	Revolver term loan	630	630
Muth Mirror Systems, LLC	Senior Secured First Lien Debt	Revolver term loan	1,299	1,299
New Amsterdam Software Bidco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,790	1,790
Norvax, LLC	Senior Secured First Lien Debt	Revolver term loan	1,152	1,152
Olaplex, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,908	1,908
Planet Equity Group, LLC	Senior Secured First Lien Debt	Revolver term loan	2,325	2,325
Prototek, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,257	2,257
Prototek, LLC	Senior Secured First Lien Debt	Revolver term loan	1,693	1,016
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,316	1,316
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	689
Reddy Ice Corp.	Senior Secured First Lien Debt	Delayed draw term loan	2,505	1,234
Reddy Ice Corp.	Senior Secured First Lien Debt	Delayed draw term loan	1,477	1,477
Reddy Ice Corp.	Senior Secured First Lien Debt	Revolver term loan	1,762	1,762
Refresh Parent Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,144	3,144
Refresh Parent Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,127	807
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	2,223	2,223

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	$741	$741
Safety Products/JHC Acquisition Corp.	Senior Secured First Lien Debt	Delayed draw term loan	2,162	1,214
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,746	2,593
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Delayed draw term loan	5,639	5,639
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,256	2,256
Subsea Global Solutions, LLC	Senior Secured First Lien Debt	Revolver term loan	963	578
Tap Rock Resources, LLC (1)	Equity/Other	Equity	29,470	11,114
Tillamook Country Smoker, LLC	Senior Secured First Lien Debt	Revolver term loan	2,696	135
University of St. Augustine Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,615	2,615
WMK, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,918	1,562
WMK, LLC	Senior Secured First Lien Debt	Revolver term loan	2,618	436
Total			$174,115	$106,148
_____________
(1) The commitment related to this investment is discretionary.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

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
For the year ended December 31, 2020

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
Note 9 — Common Stock
    On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through December 31, 2020, the Company issued 229.3 million shares of common stock for gross proceeds of $2.3 billion, including the shares purchased by an affiliate of BSP and shares issued under the Company's DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company suspended the DRIP from March 29, 2020 through June 26, 2020. While the DRIP was suspended, participants and all other holders of the Company's common stock received distributions paid by the Company in cash. From inception of the Company's DRIP plan to December 31, 2020, the Company had repurchased 27.9 million shares of common stock through its share repurchase program for payments of $239.7 million. As of December 31, 2019, the Company had repurchased 25.6 million shares of common stock for payments of $222.2 million. Amounts include additional shares tendered for death and disability as permitted.
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
    The following table reflects the common stock activity for the year ended December 31, 2020:

	Shares	Value
Shares Sold	10,225,302	$59,000
Shares Issued through DRIP	3,213,102	22,332
Share Repurchases	(2,255,193)	(17,477)
	11,183,211	$63,855
    The following table reflects the common stock activity for the year ended December 31, 2019:

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	4,373,786	34,905
Share Repurchases	(4,490,328)	(36,286)
	(116,542)	$(1,381)

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

The following table reflects the common stock activity for the year ended December 31, 2018:

	Shares	Value
Shares Sold	10,975,610	$90,000
Shares Issued through DRIP	4,720,005	38,983
Share Repurchases	(5,105,554)	(42,313)
	10,590,061	$86,670
    The following table reflects the stockholders' equity activity for the years ended December 31, 2020, 2019, and 2018:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Net assets attributable to non-controlling interest	Total Stockholders' Equity
Balance as of December 31, 2017	179,733,998	$180	$1,752,793	$(261,278)	$2,821	$1,494,516
Net investment income	—	—	—	103,385	25	103,410
Net realized loss from investment transactions	—	—	—	(24,310)	—	(24,310)
Net change in unrealized appreciation (depreciation) on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	(50,829)	840	(49,989)
Issuance of common stock, net of issuance costs	10,975,610	11	89,989	—	—	90,000
Repurchases	(5,105,554)	(5)	(42,308)	—	—	(42,313)
Distributions to stockholders	—	—	—	(117,578)	—	(117,578)
Reinvested dividends	4,720,005	4	38,979	—	—	38,983
Tax adjustment	—	—	(27,483)	27,483	—	—
Balance as of December 31, 2018	190,324,059	$190	$1,811,970	$(323,127)	$3,686	$1,492,719
Net investment income	—	—	—	108,248	9	108,257
Net realized loss from investment transactions	—	—	—	(64,525)	—	(64,525)
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	48,749	3,017	51,766
Acquisition of non-controlling interest	—	—	6,024	—	(6,712)	(688)
Repurchases	(4,490,328)	(4)	(36,282)	—	—	(36,286)
Distributions to stockholders	—	—	—	(123,465)	—	(123,465)
Reinvested dividends	4,373,786	4	34,901	—	—	34,905
Tax adjustment	—	—	30,699	(30,699)	—	—
Balance as of December 31, 2019	190,207,517	$190	$1,847,312	$(384,819)	$—	$1,462,683
Net investment income	—	—	—	91,200	—	91,200
Net realized loss from investment transactions	—	—	—	(132,149)	—	(132,149)
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	5,147	—	5,147
Issuance of common stock, net of issuance costs	10,225,302	10	58,990	—	—	59,000
Repurchases	(2,255,193)	(2)	(17,475)	—	—	(17,477)
Distributions to stockholders	—	—	—	(90,981)	—	(90,981)
Reinvested dividends	3,213,102	3	22,329	—	—	22,332
Tax adjustment	—	—	(3,040)	3,040	—	—
Balance as of December 31, 2020	201,390,728	$201	$1,908,116	$(508,562)	$—	$1,399,755

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

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
Note 11 — Earnings Per Share
    Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of December 31, 2020, 2019, and 2018.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

    The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the years ended December 31, 2020, 2019, and 2018.

	For the years ended December 31,
	2020	2019	2018
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$(35,802)	$92,472	$28,246
Weighted average common shares outstanding	197,482,855	189,940,267	180,861,382
Net increase (decrease) in net assets resulting from operations per share	$(0.18)	$0.49	$0.16

Note 12 — Distributions
    For the period from January 1, 2018 to March 29, 2020, the Company’s Board of Directors had authorized, and had declared, cash distributions payable on a monthly basis to stockholders of record at a distribution rate of $0.00178082 per day, which is equivalent to approximately $0.65 annually, per share of common stock, except for 2020 where the daily distribution rate was $0.00177596 per day to accurately reflect 2020 being a leap year. Effective April 21, 2020, the Board of Directors of the Company approved a transition in the timing of its distributions to holders of the Company's common stock from a monthly to a quarterly basis. On June 26, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on July 6, 2020 to stockholders of record as of June 30, 2020. On September 25, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on October 1, 2020 to stockholders of record as of September 30, 2020. On November 9, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on January 4, 2021 to stockholders of record as of December 31, 2020.
    The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.
    As of December 31, 2020 and December 31, 2019, the Company had accrued $15.5 million and $10.5 million, respectively, in stockholder distributions that were unpaid.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

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
    The tax character of distributions for the fiscal years ended December 31, 2020, 2019 and 2018 were as follows (dollars in thousands):

	For the years ended December 31,
	2020		2019		2018
Ordinary income distributions	$90,981	100.0%	$123,465	100.0%	$117,578	100.0%
Capital gains distributions	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total distributions	$90,981	100.0%	$123,465	100.0%	$117,578	100.0%
    For the years ended December 31, 2020, 2019 and 2018, the reconciliation of net increase in net assets resulting from operations to taxable income is as follows (dollars in thousands):

	For the years ended December 31,
	2020	2019	2018
Book income (loss) from operating activities	$(35,802)	$92,472	$28,246
Net unrealized (gain) loss on investments	(295)	517	135
Nondeductible expenses	2,566	1,771	1,605
Temporary differences	139,652	36,875	91,232
Taxable income before deductions for distributions paid	$106,121	$131,635	$121,218

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

    For the years ended December 31, 2020, 2019 and 2018, the components of accumulated gain and losses on a tax basis were as follows:

	For the years ended December 31,
	2020	2019	2018
Undistributed ordinary income	$56,493	$31,010	$19,831
Undistributed capital loss carryforward	(329,587)	(206,292)	(82,139)
Total undistributed net earnings (loss carryforward)	(273,094)	(175,282)	(62,308)
Net unrealized loss on investments	(231,926)	(204,294)	(287,449)
Total undistributed taxable income	$(505,020)	$(379,576)	$(349,757)
    As of December 31, 2020, the Company had short-term capital loss carryforwards of $36.3 million and long-term capital loss carryforwards of $293.3 million, with no expiration, available to offset future capital gains.
    At December 31, 2020, gross unrealized appreciation and gross unrealized depreciation based on cost for federal income tax purposes are as follows:

December 31, 2020
Tax cost	$2,852,188
Gross unrealized appreciation	82,042
Gross unrealized depreciation	(313,968)
    During the year ended December 31, 2020, as a result of permanent book-to-tax differences, the Company made reclassifications among components of net assets as follows:

	Total distributable earnings	Paid in capital
2020	$3,040	$(3,040)
    The differences were attributable to non-deductible expenses, investments in partnerships, controlled foreign corporations, certain debt investments and subsidiaries. Aggregate stockholders’ equity was not affected by this reclassification.
    Tax information for the fiscal year ended December 31, 2020 is an estimate and will not be finally determined until the Company files its 2020 tax return.
    The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company's current tax year, 2019, 2018, and 2017 federal tax returns remain subject to examination by the Internal Revenue Service.
    As of December 31, 2020, the Company had a deferred tax asset of $5.0 million and a deferred tax liability of $(0.9) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $5.0 million. As of December 31, 2019, the Company had a deferred tax asset of $1.5 million and a deferred tax liability of $(3.1) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.5 million. As of December 31, 2018, the Company had a deferred tax asset of $1.3 million and a deferred tax liability of $(4.1) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.3 million.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

    As of December 31, 2020, the Company had differences between book basis and tax basis cost of investments of $139.3 million from investments classified as partnerships, certain debt investments, and controlled foreign corporations for U.S. tax purposes and $(1.1) million from amortization of market discount and investments classified as partnerships. As of December 31, 2019, the Company had differences between book basis and tax basis cost of investments of $108.6 million from investments classified as partnerships, passive foreign investment companies, or controlled foreign corporations for U.S. tax purposes and $1.4 million from amortization of market discount. As of December 31, 2018, the Company had differences between book basis and tax basis cost of investments of $140.7 million from investments classified as partnerships, passive foreign investment companies, or controlled foreign corporations for U.S. tax purposes and $(1.1) million from amortization of market discount.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

Note 14 — Financial Highlights
The following is a schedule of financial highlights for the years ended December 31, 2020, 2019, 2018, 2017, and 2016:

	For the years ended December 31,
	2020	2019	2018	2017	2016 (7)
Per share data:
Net asset value, beginning of year	$7.69	$7.82	$8.30	$8.62	$8.97
Results of operations (1)
Net investment income	0.46	0.57	0.57	0.59	0.67
Net realized and unrealized loss, net of deferred taxes	(0.64)	(0.07)	(0.41)	(0.15)	(0.14)
Net change in unrealized depreciation attributable to non-controlling interests	—	(0.01)	—	—	(0.01)
Net increase (decrease) in net assets resulting from operations	(0.18)	0.49	0.16	0.44	0.52
Stockholder distributions (2)
Distributions from net investment income	(0.46)	(0.65)	(0.65)	(0.76)	(0.87)
Distributions from net realized gain on investments	—	—	—	—	—
Return of capital	—	—	—	—	—
Net decrease in net assets resulting from stockholder distributions	(0.46)	(0.65)	(0.65)	(0.76)	(0.87)
Capital share transactions
Issuance of common stock (3)	(0.06)	—	0.01	—	—
Acquisition of non-controlling interest	—	0.03	—	—	—
Net increase (decrease) in net assets resulting from capital share transactions	(0.06)	0.03	0.01	—	—
Other (8)	(0.04)	—	—	—	—
Net asset value, end of year	$6.95	$7.69	$7.82	$8.30	$8.62
Shares outstanding at end of year	201,390,728	190,207,517	190,324,059	179,733,998	177,120,791
Total return (4)	(3.44)%	6.60%	1.96%	5.24%	6.02%
Ratio/Supplemental data:
Net assets attributable to BDCA, end of year	$1,399,755	$1,462,683	$1,489,033	$1,491,695	$1,526,913
Total net assets, end of year	$1,399,755	$1,462,683	$1,492,719	$1,494,516	$1,529,734
Ratio of net investment income to average net assets	6.71%	7.26%	6.92%	7.01%	7.64%
Ratio of total expenses to average net assets (6)	7.76%	9.14%	8.94%	7.79%	6.98%
Ratio of incentive fees to average net assets	0.46%	1.82%	1.45%	1.30%	1.14%
Ratio of debt related expenses to average net assets	3.45%	3.71%	3.70%	2.90%	2.38%
Portfolio turnover rate (5)	37.22%	32.24%	45.58%	40.06%	24.99%

______________
(1)The per share data was derived by using the weighted average shares outstanding during the year.
(2)The per share data for distributions reflects the actual amount of distributions declared per share during the year.
(3)The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

(6)    Ratio of total expenses to average net assets is calculated using total operating expenses, including income tax expense over average net assets.
(7)    Effective November 1, 2016, the investment advisor of the Company changed.
(8)    Represents the impact of calculating certain per share amounts based on weighted average shares outstanding during the period and certain per share amounts based on shares outstanding as of year end.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

Note 15 – Selected Quarterly Data (Unaudited)
    The following are the quarterly results of operations for the years ended December 31, 2020 and 2019. The operating results for any quarter are not necessarily indicative of results for any future period:

Quarter Ended	Total Investment Income	Net Investment Income	Net Realized and Unrealized Gain (Loss)	Net Increase (Decrease) In Net Assets Resulting from Operations	Net Investment Income per Share	Net Increase (Decrease) in Net Assets Resulting from Operations per Share	Net Asset Value per Common Share at End of Quarter
December 31, 2020	$54,157	$24,889	$44,162	$69,051	$0.12	$0.34	$6.95
September 30, 2020	44,166	20,320	37,654	57,974	0.10	0.29	6.71
June 30, 2020	45,081	20,433	10,459	30,892	0.10	0.16	6.52
March 31, 2020	53,281	25,558	(219,277)	(193,719)	0.13	(1.02)	6.47
December 31, 2019	58,160	26,052	(10,526)	15,526	0.14	0.08	7.69
September 30, 2019	63,192	27,940	(39,990)	(12,050)	0.15	(0.06)	7.75
June 30, 2019	62,052	27,092	6,072	33,164	0.14	0.17	7.97
March 31, 2019	61,101	27,164	28,668	55,832	0.14	0.29	7.96

Note 16 – Senior Securities
    Information about our senior securities (including debt securities and other indebtedness) is shown in the following tables as of December 31, 2020, 2019, 2018, 2017, and 2016.
    The following is a summary of the senior securities as of December 31, 2020:

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Wells Fargo Credit Facility	$253,000	$—	$—	N/A
JPM Credit Facilty	289,000	—	—	N/A
Citi Credit Facility	267,250	—	—	N/A
MassMutual Credit Facility	—	—	—	N/A
2024 Notes	99,057	—	—	N/A
2023 Notes	59,843	—	—	N/A
2022 Notes	149,671	—	—	N/A
	$1,117,821	$2,252	$—	N/A
    The following is a summary of the senior securities as of December 31, 2019:

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Wells Fargo Credit Facility	$436,652	$—	$—	N/A
Citi Credit Facility	250,500	—	—	N/A
2024 Notes	98,818	—	—	N/A
2023 Notes	59,778	—	—	N/A
2022 Notes	149,505	—	—	N/A
2020 Notes	99,789	—	—	N/A
	$1,095,042	$2,336	$—	N/A

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

The following is a summary of the senior securities as of December 31, 2018:

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Wells Fargo Credit Facility	$294,651	$—	$—	N/A
Citi Credit Facility	293,500	—	—	N/A
2023 Notes	59,713	—	—	N/A
2022 Notes	149,340	—	—	N/A
2020 Notes	99,474	—	—	N/A
	$896,678	$2,688	$—	N/A
    The following is a summary of the senior securities as of December 31, 2017:

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
    The following is a summary of the senior securities as of December 31, 2016:

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Wells Fargo Credit Facility	$298,152	$—	$—	N/A
Citi Credit Facility	286,003	—	—	N/A
UBS Credit Facility	232,500	—	—	N/A
2020 Notes	98,842	—	—	N/A
	$915,497	$2,671	$—	N/A
______________
(1)Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness.
(2)The amount to which such class of senior security would be entitled upon the voluntary liquidation of the issuer in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(3)Not applicable because senior securities are not registered for public trading.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

Note 17 – Schedules of Investments and Advances to Affiliates
    The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2020:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2019	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2020
Control Investments
Capstone Nutrition (fka Integrity Nutraceuticals) - L+12.50% (15.08%), 9/25/2020 (2) (5) (6)	Senior Secured First Lien Debt	Consumer	$—	$—	$504	$—	$(504)	$—	$—
CRD Holdings, LLC - 9.00% (2) (6)	Equity/Other	Energy	2,071	28,943	—	(14,295)	—	(91)	14,557
CRS-SPV, Inc. (2) (3) (6)	Equity/Other	Industrials	—	2,221	—	—	—	(828)	1,393
CRS-SPV, Inc. - L+4.50% (5.50%), 3/8/2021 (2) (6)	Senior Secured First Lien Debt	Industrials	4	62	—	—	—	—	62
Kahala Ireland OpCo Designated Activity Company - L+8.00% (13.00%), 12/22/2028 (2) (6)	Senior Secured First Lien Debt	Transportation	7,061	105,549	—	(87,000)	—	—	18,549
Kahala Ireland OpCo Designated Activity Company (2) (3) (6)	Equity/Other	Transportation	—	57,226	—	—	—	(14,274)	42,952
Kahala Ireland OpCo Designated Activity Company (2) (6)	Equity/Other	Transportation	5,945	3,250	2	(2,797)	—	2,795	3,250
Kahala US OpCo, LLC - 13.00% (2) (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
KMTEX, LLC - P+3.00% (6.25%) PIK, 6/16/2025 (2) (6)	Senior Secured First Lien Debt	Chemicals	26	—	829	—	—	—	829
KMTEX, LLC - P+3.00% (6.25%) PIK, 6/16/2025 (2) (6)	Senior Secured First Lien Debt	Chemicals	119	—	3,230	—	—	—	3,230
KMTEX, LLC - P+3.00% (6.25%) PIK, 6/16/2025 (2) (6)	Senior Secured First Lien Debt	Chemicals	4	—	218	—	—	—	218
KMTEX, LLC (2) (3) (6)	Equity/Other	Chemicals	—	—	—	—	—	—	—
KMTEX, LLC (2) (3) (6)	Equity/Other	Chemicals	—	—	2,793	—	—	(504)	2,289
MGTF Holdco, LLC (2) (3) (6)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
MGTF Radio Company, LLC - L+6.00% (7.00%), 4/1/2024 (2) (6)	Senior Secured First Lien Debt	Media/Entertainment	4,115	54,171	33	(2,827)	5	(7,982)	43,400
NexSteppe, Inc. (2) (3) (5) (6)	Equity/Other	Chemicals	—	—	—	—	(737)	737	—
NexSteppe, Inc. - 12.00%, 9/30/2020 (2) (5) (6)	Senior Secured First Lien Debt	Chemicals	—	—	—	—	(1,750)	1,750	—
NexSteppe, Inc. - 12.00%, 9/30/2020 (2) (5) (6)	Senior Secured First Lien Debt	Chemicals	—	—	—	(378)	(10,075)	10,453	—
NMFC Senior Loan Program I, LLC (2) (5)	Equity/Other	Diversified Investment Vehicles	5,344	47,310	—	(44,411)	(5,589)	2,690	—
Park Ave RE Holdings, LLC - 13.00%, 12/31/2021 (2) (6)	Subordinated Debt	Financials	4,963	37,237	1,237	(1,237)	—	—	37,237
Park Ave RE Holdings, LLC (2) (3) (6)	Equity/Other	Financials	—	11,133	—	(427)	—	(7,406)	3,300
Siena Capital Finance, LLC - 12.50%, 5/15/2024 (2) (6)	Subordinated Debt	Financials	3,232	22,500	3,001	—	—	(1)	25,500
Siena Capital Finance, LLC (2) (6)	Equity/Other	Financials	5,091	36,915	10	—	—	(1,086)	35,839
WPNT, LLC (2) (3) (6)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Total Control Investments			$37,975	$406,517	$11,857	$(153,372)	$(18,650)	$(13,747)	$232,605

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2019	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2020
Affiliate Investments
Answers Corp. (3) (6)	Equity/Other	Media/Entertainment	$—	$727	$—	$—	$—	$—	$727
Capstone Nutrition Development, LLC (3) (6)	Equity/Other	Consumer	—	4,788	—	(320)	—	1,460	5,928
CDS U.S. Intermediate Holdings, Inc. - L+6.00% (7.00%), 11/24/2025 (6)	Senior Secured First Lien Debt	Media/Entertainment	18	—	1,941	—	—	(1)	1,940
CDS U.S. Intermediate Holdings, Inc. - L+8.00% (9.00%) 7.00% PIK, 11/24/2027 (6)	Senior Secured Second Lien Debt	Media/Entertainment	—	—	1,104	—	—	—	1,104
CDS U.S. Intermediate Holdings, Inc. (3) (6)	Equity/Other	Media/Entertainment	—	—	1,224	—	—	—	1,224
CDS U.S. Intermediate Holdings, Inc. (3) (6)	Equity/Other	Media/Entertainment	—	—	437	—	—	—	437
Danish CRJ, Ltd. (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
First Eagle Greenway Fund II, LLC	Equity/Other	Diversified Investment Vehicles	(8)	2,554	326	(46)	—	(1,075)	1,759
Foresight Energy Operating, LLC - L+8.00% (9.50%), 6/30/2027 (6)	Senior Secured First Lien Debt	Energy	65	—	1,333	(7)	—	28	1,354
Foresight Energy Operating, LLC - L+8.00% (9.50%), 6/30/2027 (5) (6)	Senior Secured First Lien Debt	Energy	4	—	977	(989)	12	—	—
Foresight Energy Operating, LLC (3) (6)	Equity/Other	Energy	—	—	2,087	—	—	433	2,520
Internap Corp. - L+10.00% (11.00%), 5/8/2023 (5)	Senior Secured First Lien Debt	Business Services	175	—	2,569	(2,719)	150	—	—
Internap Corp. - L+6.50% (7.50%) 5.50% PIK, 5/8/2025 (6)	Senior Secured First Lien Debt	Business Services	291	—	5,956	—	—	(775)	5,181
Internap Corp (3) (6)	Equity/Other	Business Services	—	—	544	—	—	1,687	2,231
Jakks Pacific, Inc. - 10.50%, 2.50% PIK, 2/9/2023 (6)	Senior Secured First Lien Debt	Consumer	80	—	16,329	(256)	24	1,007	17,104
Jakks Pacific, Inc. (3) (6)	Equity/Other	Consumer	—	—	101	—	—	301	402
Jakks Pacific, Inc. (3)	Equity/Other	Consumer	—	—	40	—	—	9	49
LendingHome Corp. - 8.00% (6)	Equity/Other	Financials	346	—	59,823	—	—	—	59,823
MidOcean Credit CLO 2013-2A INC - 0.00%, 1/29/2030 (6)	Collateralized Securities	Diversified Investment Vehicles	(22)	11,835	—	(986)	—	(4,536)	6,313
Mood Media Corp. - L+9.25% (10.25%), 7/31/2025 (5) (6)	Senior Secured First Lien Debt	Media/Entertainment	463	—	9,242	(9,519)	277	—	—
Mood Media Corp. - L+9.25% (10.25%), 7/31/2025 (5) (6)	Senior Secured First Lien Debt	Media/Entertainment	26	—	1,881	(1,962)	81	—	—
Mood Media Corp. (5) (6)	Equity/Other	Media/Entertainment	—	—	2,713	(4,085)	1,372	—	—
NewStar Arlington Senior Loan Program, LLC 14-1A SUB - 18.63%, 4/25/2031 (6)	Collateralized Securities	Diversified Investment Vehicles	1,637	19,697	—	(309)	—	(3,757)	15,631
NewStar Arlington Senior Loan Program, LLC 14-1A FR - L+11.00% (11.21%), 4/25/2031 (6)	Collateralized Securities	Diversified Investment Vehicles	607	4,612	17	—	—	(997)	3,632
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F - L+7.50% (7.72%), 1/20/2027 (6)	Collateralized Securities	Diversified Investment Vehicles	97	9,209	41	—	—	(3,791)	5,459
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB - 0.00%, 1/20/2027 (6)	Collateralized Securities	Diversified Investment Vehicles	(318)	6,607	—	(1,012)	—	(5,595)	—

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2019	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2020
PCX Aerostructures, LLC - 6.00%, 8/9/2021 (6)	Subordinated Debt	Industrials	$1,018	$5,908	$653	$(2)	$—	$3,300	$9,859
PCX Aerostructures, LLC (3) (6)	Equity/Other	Industrials	—	—	—	—	—	76	76
PCX Aerostructures, LLC (3) (6)	Equity/Other	Industrials	—	—	—	—	—	535	535
PCX Aerostructures, LLC (3) (6)	Equity/Other	Industrials	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	645	8,707	—	(606)	—	1,173	9,274
Tap Rock Resources, LLC (6)	Equity/Other	Energy	1,231	20,879	3,886	(14,773)	187	1,226	11,405
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 9/30/2021 (6)	Senior Secured First Lien Debt	Consumer	—	1,262	—	—	—	(842)	420
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 9/30/2021 (6)	Senior Secured First Lien Debt	Consumer	—	7,108	—	—	—	(4,740)	2,368
Tax Defense Network, LLC - 10.00% PIK, 9/30/2021 (6)	Senior Secured First Lien Debt	Consumer	—	2,357	628	—	—	326	3,311
Tax Defense Network, LLC (3) (6)	Equity/Other	Consumer	—	—	—	—	—	—	—
Tax Defense Network, LLC (3) (6)	Equity/Other	Consumer	—	—	—	—	—	—	—
Team Waste, LLC (6)	Equity/Other	Industrials	84	2,235	335	—	—	—	2,570
Tennenbaum Waterman Fund, LP	Equity/Other	Diversified Investment Vehicles	1,178	9,841	—	—	—	246	10,087
TwentyEighty, Inc. (3) (5) (6)	Equity/Other	Business Services	—	—	—	(369)	369	—	—
Vantage Mobility International, LLC - L+6.00% (7.00%), 6/30/2023 (5) (6)	Senior Secured First Lien Debt	Transportation	—	—	196	(172)	(24)	—	—
Vantage Mobility International, LLC - L+6.00% (7.00%) PIK, 9/9/2021 (6)	Senior Secured Second Lien Debt	Transportation	—	2,883	172	—	—	(2,111)	944
Vantage Mobility International, LLC - L+7.75% (10.26%), 9/1/2021 (5) (6)	Subordinated Debt	Transportation	26	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	942	—	—	—	(942)	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	—	286	—	—	—	(286)	—
Whitehorse, Ltd. 2014-1A Side Letter - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	(2)	35	—	—	—	(35)	—
Whitehorse, Ltd. 2014-1A E - L+4.55% (4.76%), 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	578	7,054	137	—	—	(1,599)	5,592
Total Affiliate Investments			$8,219	$129,526	$114,692	$(38,132)	$2,448	$(19,275)	$189,259
Total Control & Affiliate Investments			$46,194	$536,043	$126,549	$(191,504)	$(16,202)	$(33,022)	$421,864
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
For the year ended December 31, 2020

**     Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities, and the movement of an existing portfolio company out of this category into a different category.
(1)The principal amount and ownership detail are shown in the consolidated schedules of investments.
(2)This investment was not deemed significant under Regulation S-X as of December 31, 2020.
(3)Investment is non-income producing at December 31, 2020.
(4)Gross of net change in deferred taxes in the amount of $2.3 million.
(5)Investment no longer held as of December 31, 2020.
(6)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
    Dividends and interest for the year ended December 31, 2020 attributable to Controlled and Affiliated investments no longer held as of December 31, 2020 were $6.0 million.
    Realized loss for the year ended December 31, 2020 attributable to Controlled and Affiliated investments no longer held as of December 31, 2020 was $(16.4) million.
    Change in unrealized gain for the year ended December 31, 2020 attributable to Controlled and Affiliated investments no longer held as of December 31, 2020 was $15.6 million.
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
For the year ended December 31, 2020

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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2018	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2019
Frank Entertainment Group, LLC - 6.00% 12/31/2019 (5) (7)	Senior Secured First Lien Debt	Media/Entertainment	$—	$1,441	$—	$(347)	$(1,489)	$395	$—
Frank Entertainment Group, LLC - L+9.00% (11.03%), 12/31/2019 (5) (6) (7)	Senior Secured First Lien Debt	Media/Entertainment	—	—	867	—	(867)	—	—
Frank Entertainment Group, LLC - 12.00% 12/31/2019 (5) (6) (7)	Senior Secured Second Lien Debt	Media/Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (5) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (5) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Frank Entertainment Group, LLC (5) (7) (8)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Frontstreet Facility Solutions, Inc. - 13.00%, 3/1/2021 (5) (7)	Subordinated Debt	Telcom	26	189	—	(123)	(104)	38	—
Frontstreet Facility Solutions, Inc. (5) (7) (8)	Equity/Other	Telcom	—	—	—	(128)	128	—	—
MidOcean Credit CLO 2013-2A INC - 0.76%, 1/29/2025 (7)	Collateralized Securities	Diversified Investment Vehicles	432	16,534	—	(3,630)	—	(1,069)	11,835
MidOcean Credit CLO III, LLC - 13.99%, 7/21/2026 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	431	14,651	—	(17,458)	544	2,263	—
MidOcean Credit CLO 2015-4A INC - 0.00%, 4/15/2027 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	—	8,595	—	(6,795)	(5,310)	3,510	—
NewStar Arlington Senior Loan Program, LLC 14-1A SUB - 16.56%, 7/25/2025 (7)	Collateralized Securities	Diversified Investment Vehicles	3,546	24,788	—	(447)	—	(4,644)	19,697
NewStar Arlington Senior Loan Program, LLC 14-1A FR - L+11.00% (12.94%), 4/25/2031 (7)	Collateralized Securities	Diversified Investment Vehicles	664	4,425	18	—	—	169	4,612
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F - L+7.50% (9.47%), 1/20/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	1,244	8,580	162	—	—	467	9,209
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB - 21.81%, 1/20/2027 (7)	Collateralized Securities	Diversified Investment Vehicles	1,639	11,895	—	(3,032)	—	(2,256)	6,607
OFSI Fund, Ltd. 2014-6A SUB - 0.00%, 3/20/2025 (5) (7)	Collateralized Securities	Diversified Investment Vehicles	—	3,008	—	(1,535)	(8,468)	6,995	—
OFSI Fund, Ltd. 2014-6A Side Letter - 0.00%, 3/20/2025 (7)	Collateralized Securities	Diversified Investment Vehicles	—	199	—	(238)	—	39	—
PCX Aerostructures, LLC - 6.00%, 8/9/2021 (6) (7)	Subordinated Debt	Industrials	464	—	6,023	—	—	(115)	5,908
PCX Aerostructures, LLC (7) (8)	Equity/Other	Industrials	—	—	—	—	—	—	—
PCX Aerostructures, LLC (7) (8)	Equity/Other	Industrials	—	—	—	—	—	—	—
PCX Aerostructures, LLC (7) (8)	Equity/Other	Industrials	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	647	8,705	304	—	—	(302)	8,707
Tap Rock Resources, LLC (7) (8)	Equity/Other	Energy	—	—	20,672	—	—	207	20,879
Tax Defense Network, LLC - L+6.00% (10.00%), 4/30/2020 (6) (7)	Senior Secured First Lien Debt	Consumer	(4)	1,195	—	(111)	—	178	1,262
Tax Defense Network, LLC - L+6.00% (10.00%), 4/30/2020 (6) (7)	Senior Secured First Lien Debt	Consumer	(30)	6,732	—	(631)	3	1,004	7,108
Tax Defense Network, LLC - L+10.00% (10.00%), 4/30/2020 (6) (7)	Senior Secured First Lien Debt	Consumer	—	—	2,357	—	—	—	2,357

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

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
(1)The principal amount and ownership detail are shown in the consolidated schedules of investments.
(2)This investment was not deemed significant under Regulation S-X as of December 31, 2019.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2020

(3)For the year ended December 31, 2019, the Company had determined that it must include audited financial statements of Kahala Ireland Opco Designated Activity Company because it was a controlled investment and was required to do so under SEC Rule 3-09. The audited financial statements are attached as Exhibit 99.1 in the Company's 2020 Form 10-K.
(4)Gross of net change in deferred taxes in the amount of $1.0 million.
(5)Investment no longer held as of December 31, 2019.
(6)Investment paid or has the option to pay all or a portion of interest and dividends via payment-in-kind.
(7)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(8)Investment is non-income producing at December 31, 2019.
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
Note 18 – Subsequent Events
Formation of Joint Venture
On January 20, 2021, the Company entered into a limited liability company agreement to co-manage the Joint Venture. The Joint Venture invests primarily in senior secured loans of U.S. middle-market companies. The Company contributed 100% of the membership interests in BDCA-CB Funding, LLC, a Delaware limited liability company (the “Funding Subsidiary”) and certain other investments with a combined aggregate principal balance of $684.0 million. The Company also made a cash contribution of $43.75 million to the Joint Venture. In exchange for the contributed investments and cash, the Company owns 87.5% of the Joint Venture’s membership interests. The Joint Venture is managed by a four-member board of managers, of which the Company and the other Joint Venture member each have equal representation. The Joint Venture is not consolidated in the Company's consolidated financial statements and will be classified as an equity investment in the consolidated schedule of investments.
Amendment to Citi Credit Agreement
On January 20, 2021, the Joint Venture entered into an amendment to the Credit and Security Agreement, dated as of June 27, 2014 (as amended, the “Citi Credit Agreement”), among the Financing Subsidiary, as borrower, the Lenders, Citibank, N.A., as administrative agent, U.S. Bank National Association, as collateral agent and as custodian, and the Company, as collateral manager. The amendment, among other things, (i) replaces the Company with the Joint Venture as the collateral manager under the Citi Credit Agreement, (ii) extends the end of the reinvestment period from May 31, 2021 to May 31, 2023 and (iii) extends the final maturity date from May 31, 2022 to May 31, 2024.
Amendment to JPMorgan Credit Agreement
On January 21, 2021, the Company, through a wholly owned, consolidated special purpose financing subsidiary, BDCA 57th Street Funding, LLC, entered into an amendment (the “JPM Amendment”) to its Loan and Security Agreement with JPMorgan Chase Bank, National Association, dated as of August 28, 2020 (as amended from time to time, the “JPM Credit Agreement”). The JPM Amendment, among other things, increases the amount that the Company is permitted to borrow under the JPM Credit Agreement from $300.0 million to $400.0 million.
Share Repurchase Program
On December 15, 2020, the Company offered to purchase up to approximately 3,575,000 shares of its common stock pursuant to its SRP at a price equal to $6.71 per share. The offer expired on January 26, 2021 (the "Expiration Date"). On February 25, 2021, the Company purchased 2,776,140 shares of its common stock for aggregate consideration of $18.6 million pursuant to the limitations of the SRP as detailed in Note 10.