Form 10-Q
period 2021-03-31
Business Development Corp of America
filed 2021-05-13
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of May 10, 2021 was 199,247,698.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $493,149 and $198,405, respectively)	$519,224	$232,605
Affiliate Investments, at fair value (amortized cost of $197,136 and $254,478, respectively)	153,027	189,259
Non-affiliate Investments, at fair value (amortized cost of $1,697,226 and $2,261,118, respectively)	1,667,406	2,201,652
Investments, at fair value (amortized cost of $2,387,511 and $2,714,001, respectively)	2,339,657	2,623,516
Cash and cash equivalents	60,103	53,182
Interest and dividends receivable	15,049	14,875
Receivable for unsettled trades	17,492	48,350
Prepaid expenses and other assets	3,050	2,675
Total assets	$2,435,351	$2,742,598

LIABILITIES
Debt (net of deferred financing costs of $11,761 and $13,098, respectively)	$886,726	$1,104,723
Stockholder distributions payable	15,286	15,494
Management fees payable	9,611	9,558
Incentive fee on income payable	6,955	6,223
Accounts payable and accrued expenses	10,601	8,343
Payable for unsettled trades	65,509	192,008
Interest and debt fees payable	7,661	5,931
Directors' fees payable	60	86
Unrealized depreciation on forward currency exchange contracts	185	477
Total liabilities	1,002,594	1,342,843
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 450,000,000 shares authorized; 229,947,803 issued and 199,247,868 outstanding at March 31, 2021, and 229,288,951 issued and 201,390,728 outstanding at December 31, 2020	199	201
Additional paid in capital	1,893,898	1,908,116
Total distributable loss	(461,340)	(508,562)
Total net assets	1,432,757	1,399,755

Total liabilities and net assets	$2,435,351	$2,742,598

Net asset value per share	$7.19	$6.95
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2021	2020
Investment income:
From control investments
Interest income	$3,480	$6,048
Dividend income	13,833	3,418
Fee and other income	35	3
Total investment income from control investments	17,348	9,469
From affiliate investments
Interest income	3,180	948
Dividend income	878	409
Total investment income from affiliate investments	4,058	1,357
From non-affiliate investments
Interest income	34,058	41,175
Dividend income	—	40
Fee and other income	969	1,066
Total investment income from non-affiliate investments	35,027	42,281
Interest from cash and cash equivalents	1	174
Total investment income	56,434	53,281
Operating expenses:
Management fees	9,574	9,877
Incentive fee on income	6,655	—
Interest and debt fees	9,600	13,780
Professional fees	1,279	1,411
Other general and administrative	1,601	1,586
Administrative services	181	334
Directors' fees	226	261
Total expenses	29,116	27,249

Income tax expense, including excise tax	700	474
Net investment income	26,618	25,558

Realized and unrealized gain (loss):
Net realized gain (loss)
Control investments	1	(500)
Affiliate investments	(307)	189
Non-affiliate investments	(443)	(13,342)
Net realized loss on foreign currency transactions	(528)	(332)
Net realized loss on extinguishment of debt	(1,286)	—
Total net realized loss	(2,563)	(13,985)
Net change in unrealized appreciation (depreciation) on investments
Control investments	(8,125)	(17,605)
Affiliate investments	21,111	(28,639)
Non-affiliate investments	29,645	(161,453)
Net change in deferred taxes	—	714
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2021	2020
Total net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	42,631	(206,983)
Net change in unrealized appreciation from forward currency exchange contracts	293	1,691
Net realized and unrealized gain (loss)	40,361	(219,277)
Net increase (decrease) in net assets resulting from operations	$66,979	$(193,719)

Per share information - basic and diluted
Net investment income	$0.13	$0.13
Net increase (decrease) in net assets resulting from operations	$0.33	$(1.02)
Weighted average shares outstanding	200,340,731	190,106,420

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2021	2020
Operations:
Net investment income	$26,618	$25,558
Net realized loss from investments	(749)	(13,653)
Net realized loss on foreign currency transactions	(528)	(332)
Net realized loss on extinguishment of debt	(1,286)	—
Net change in unrealized appreciation (depreciation) on investments	42,631	(207,697)
Net change in deferred taxes	—	714
Net change in unrealized appreciation from forward currency exchange contracts	293	1,691
Net increase (decrease) in net assets resulting from operations	66,979	(193,719)
Stockholder distributions:
Distributions	(19,757)	(30,727)
Net decrease in net assets from stockholder distributions	(19,757)	(30,727)
Capital share transactions:
Issuance of common stock, net of issuance costs	—	55,000
Reinvestment of stockholder distributions	4,579	8,113
Repurchases of common stock	(18,799)	(16,541)
Net increase (decrease) in net assets from capital share transactions	(14,220)	46,572
Total increase (decrease) in net assets	33,002	(177,874)
Net assets at beginning of period	1,399,755	1,462,683
Net assets at end of period	$1,432,757	$1,284,809

Net asset value per common share	$7.19	$6.47
Common shares outstanding at end of period	199,247,868	198,651,991

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the three months ended March 31,
	2021	2020
Operating activities:
Net increase (decrease) in net assets resulting from operations	$66,979	$(193,719)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(1,264)	(1,836)
Net accretion of discount on investments	(2,578)	(1,446)
Amortization of deferred financing costs	809	934
Amortization of discount on unsecured notes	122	195
Sales and repayments of investments	206,284	250,846
Purchases of investments	(221,050)	(301,533)
Net realized loss from investments	749	13,653
Net realized loss on foreign currency transactions	528	332
Net realized loss on extinguishment of debt	1,286	—
Net change in unrealized (appreciation) depreciation on investments	(42,631)	207,697
Net change in unrealized (appreciation) from forward currency exchange contracts	(293)	(1,691)
(Increase) decrease in operating assets:
Interest and dividends receivable	(174)	(835)
Receivable for unsettled trades	30,858	3,651
Prepaid expenses and other assets	(375)	793
Increase (decrease) in operating liabilities:
Management fees payable	53	781
Incentive fee on income payable	732	(6,099)
Accounts payable and accrued expenses	1,996	1,737
Payable for unsettled trades	(126,499)	10,868
Interest and debt fees payable	1,730	1,361
Directors' fees payable	(26)	29
Net cash provided by (used in) operating activities	(82,764)	(14,282)

Financing activities:
Repurchases of common stock	(18,799)	(16,541)
Proceeds from debt	497,994	197,000
Payments on debt	(373,100)	(27,000)
Payments of financing costs	(496)	—
Stockholder distributions	(15,386)	(22,704)
Net cash provided by (used in) financing activities	90,213	130,755

Net increase in cash and cash equivalents	7,449	116,473
Effect of foreign currency exchange rates	(528)	(332)
Cash and cash equivalents, beginning of period	53,182	46,470
Cash and cash equivalents, end of period	$60,103	$162,611
Supplemental information:
Interest paid during the period	$5,463	$11,232
Taxes, including excise tax, paid during the period	$700	$—
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the three months ended March 31,
	2021	2020
Distributions reinvested	$4,579	$8,113
Assets and liabilities exchanged for interest in BDCA Senior Loan Fund, LLC (Note 3)	$262,544	$—
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 103.5% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+7.50% (8.50%), 3/4/2027	$10,318	$10,116	$10,117	0.7%
1236904 BC, Ltd. (c) (h) (i)	Software/Services	L+5.50% (5.61%), 3/4/2027	18,781	18,135	18,781	1.3%
Abaco Systems Holding Corp. (c) (h) (i)	Industrials	L+6.00% (7.00%), 12/7/2021	22,913	22,849	22,913	1.6%
Abercrombie & Fitch, Co. (a)	Consumer	8.75%, 7/15/2025	3,182	3,182	3,516	0.2%
Acrisure, LLC (h) (i)	Financials	L+3.50% (3.70%), 2/16/2027	19,622	19,535	19,360	1.4%
Alchemy US Holdco 1, LLC (c) (h) (i)	Industrials	L+5.50% (5.61%), 10/10/2025	3,690	3,659	3,561	0.2%
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (a)	Transportation	5.50%, 4/20/2026	7,895	7,895	8,216	0.6%
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (a)	Transportation	5.75%, 4/20/2029	7,895	7,895	8,394	0.6%
Anchor Glass Container Corp. (c) (j)	Paper & Packaging	L+5.00% (6.00%), 12/7/2023	9,576	9,576	8,499	0.6%
Aq Carver Buyer, Inc. (c) (h) (i)	Business Services	L+5.00% (6.00%), 9/23/2025	12,954	12,377	12,954	0.9%
Arch Global Precision, LLC (c) (h) (i)	Industrials	L+4.75% (4.86%), 4/1/2026	11,764	11,701	11,764	0.8%
Arctic Holdco, LLC (c)	Paper & Packaging	L+6.00% (7.00%), 12/23/2026	842	833	822	0.1%
Arctic Holdco, LLC (c) (i)	Paper & Packaging	L+6.00% (7.00%), 12/23/2026	16,451	16,040	16,056	1.1%
Aveanna Healthcare, LLC (h)	Healthcare	L+4.25% (5.25%), 3/18/2024	774	748	770	0.1%
Aveanna Healthcare, LLC (h) (i)	Healthcare	L+5.50% (6.50%), 3/18/2024	8,089	7,940	8,069	0.6%
Axiom Global, Inc. (c) (i)	Business Services	L+4.75% (5.50%), 10/1/2026	16,226	16,094	16,226	1.1%
BBB Industries, LLC (h)	Transportation	L+4.50% (4.61%), 8/1/2025	12,955	12,885	12,767	0.9%
Bearcat Buyer, Inc. (c) (i)	Healthcare	L+4.25% (5.25%), 7/9/2026	152	152	152	0.0%
Bearcat Buyer, Inc. (c) (i)	Healthcare	L+4.25% (5.25%), 7/9/2026	732	732	730	0.1%
Beasley Mezzanine Holdings, LLC	Broadcasting	8.63%, 2/1/2026	2,174	2,174	2,185	0.2%
Black Mountain Sand, LLC (c)	Energy	L+9.00% (10.50%), 6/28/2024	22,108	21,984	22,108	1.5%
Capstone Logistics (h)	Transportation	L+4.75% (5.75%), 11/12/2027	16,406	16,251	16,396	1.1%
CareCentrix, Inc. (i)	Healthcare	L+4.50% (4.70%), 4/3/2025	7,969	7,948	7,260	0.5%
CCW, LLC (c) (h) (i) (t)	Food & Beverage	L+8.00% (9.00%), 12/31/2021	28,461	25,612	16,195	1.1%
CDHA Holdings, LLC (c) (h) (i) (j)	Healthcare	L+7.25% (8.25%) 1.00% PIK, 8/24/2023	16,041	15,926	15,873	1.1%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (h) (i) (p)	Media/Entertainment	L+6.00% (7.00%), 11/24/2025	3,168	3,094	3,168	0.2%
CHA Holdings, Inc. (c) (i)	Business Services	L+4.50% (5.50%), 4/10/2025	524	492	524	0.0%
Chloe Ox Parent, LLC (c) (i)	Healthcare	L+4.50% (5.50%), 12/23/2024	11,332	11,270	11,332	0.8%
Chloe Ox Parent, LLC (c) (i)	Healthcare	L+5.25% (6.25%), 12/23/2024	22,479	21,847	22,479	1.6%
CLP Health Services, Inc. (i)	Healthcare	L+4.25% (5.00%), 12/31/2026	13,013	12,847	13,056	0.9%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Cobblestone Intermediate Holdco, LLC (c) (i)	Consumer	L+5.50% (6.50%), 1/29/2026	$5,264	$5,160	$5,160	0.4%
Cold Spring Brewing, Co. (c) (h) (i)	Food & Beverage	L+4.75% (5.75%), 12/19/2025	8,412	8,345	8,412	0.6%
CommerceHub, Inc. (i)	Technology	L+4.00% (4.75%), 12/29/2027	7,697	7,660	7,702	0.5%
Community Care Health Network, LLC (h)	Healthcare	L+4.50% (4.61%), 2/17/2025	1,678	1,621	1,681	0.1%
Corfin Industries, LLC (c) (h) (i)	Industrials	L+6.00% (7.00%), 2/5/2026	12,174	11,977	12,174	0.8%
Cornerstone Chemical, Co.	Chemicals	6.75%, 8/15/2024	4,850	4,621	4,628	0.3%
CRS-SPV, Inc. (c) (j) (o) (w)	Industrials	L+4.50% (5.50%), 3/8/2022	62	62	62	0.0%
Drilling Info Holdings, Inc. (c) (i)	Business Services	L+4.25% (4.36%), 7/30/2025	7,079	6,846	7,079	0.5%
Dynagrid Holdings, LLC (c)	Utilities	L+6.00% (7.00%), 12/18/2025	113	113	111	0.0%
Dynagrid Holdings, LLC (c) (i)	Utilities	L+6.00% (7.00%), 12/18/2025	14,445	14,169	14,172	1.0%
Dynasty Acqusition Co., Inc. (i)	Industrials	L+3.50% (3.70%), 4/6/2026	344	344	333	0.0%
Dynasty Acqusition Co., Inc. (i)	Industrials	L+3.50% (3.70%), 4/6/2026	185	185	179	0.0%
Enviva Holdings, LP (a) (c) (i)	Utilities	L+5.50% (6.50%), 2/17/2026	9,828	9,731	9,730	0.7%
Florida Food Products, LLC (c) (h)	Food & Beverage	L+6.50% (7.50%), 9/6/2025	21,834	21,489	21,834	1.5%
Florida Food Products, LLC (c) (i)	Food & Beverage	L+7.25% (8.25%), 9/8/2025	1,321	1,248	1,321	0.1%
Florida Food Products, LLC (c) (j)	Food & Beverage	L+6.50% (7.50%), 9/6/2023	461	461	461	0.0%
Foresight Energy Operating, LLC (c) (p)	Energy	L+8.00% (9.50%), 6/30/2027	1,323	1,323	1,351	0.1%
Frontier Communications Corp.	Telecom	5.00%, 5/1/2028	1,240	1,240	1,264	0.1%
Frontier Communications Corp. (h)	Telecom	L+4.75% (5.75%), 10/8/2027	18,988	18,871	18,909	1.3%
Gold Standard Baking, Inc. (c)	Food & Beverage	L+6.50% (7.50%) 2.00% PIK, 7/25/2022	3,147	2,750	1,259	0.1%
Gordian Medical, Inc. (i)	Healthcare	L+6.25% (7.00%), 1/31/2027	10,447	10,134	10,290	0.7%
Green Energy Partners/Stonewall, LLC	Utilities	L+5.50% (6.50%), 11/15/2021	987	987	919	0.1%
Green Energy Partners/Stonewall, LLC	Utilities	L+5.50% (6.50%), 11/15/2021	1,307	1,306	1,218	0.1%
Health Plan One, Inc. (c) (j)	Financials	L+7.50% (8.50%), 7/15/2025	10,695	10,236	10,695	0.7%
Higginbotham Insurance Agency, Inc. (c) (h)	Financials	L+5.75% (6.50%), 11/25/2026	11,579	11,415	11,415	0.8%
HireRight, Inc. (i)	Business Services	L+3.75% (3.86%), 7/11/2025	2,878	2,861	2,831	0.2%
Hospice Care Buyer, Inc. (c)	Healthcare	L+6.50% (7.50%), 12/9/2026	278	278	270	0.0%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+6.50% (7.50%), 12/9/2026	21,876	21,219	21,253	1.5%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+6.50% (7.50%), 12/9/2026	6,423	6,235	6,235	0.4%
Hospice Care Buyer, Inc. (c)	Healthcare	L+6.50% (7.50%), 12/9/2026	2,220	2,220	2,157	0.2%
Houghton Mifflin Harcourt Publishers, Inc. (a) (i)	Education	L+6.25% (7.25%), 11/22/2024	1,438	1,427	1,432	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

ICR Operations, LLC (c) (h) (i)	Business Services	L+5.00% (6.00%), 3/26/2025	$17,101	$16,901	$17,101	1.2%
ICR Operations, LLC (c) (i)	Business Services	L+5.00% (6.00%), 3/26/2025	6,633	6,481	6,633	0.5%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+5.75% (6.75%), 7/31/2024	46	45	46	0.0%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	L+5.75% (6.75%), 7/31/2024	826	816	826	0.1%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	L+5.75% (6.75%), 7/31/2024	26,837	26,633	26,837	1.9%
Ideal Tridon Holdings, Inc. (c) (j)	Industrials	L+5.75% (6.75%), 7/31/2023	442	442	442	0.0%
Integral Ad Science, Inc. (c) (j)	Software/Services	L+6.00% (7.00%), 7/19/2024	15,515	15,346	15,515	1.1%
Integrated Efficiency Solutions, Inc. (c) (w)	Industrials	L+2.50% (3.50%) 1.50% PIK, 6/30/2022	3,867	3,866	2,832	0.2%
Integrated Global Services, Inc. (c) (i)	Industrials	L+6.00% (7.00%), 2/4/2026	11,414	11,230	10,955	0.8%
Integrated Global Services, Inc. (c) (j)	Industrials	L+6.00% (7.00%), 2/4/2026	1,622	1,622	1,556	0.1%
Intelsat Jackson Holdings, SA (a)	Telecom	P+4.75% (8.00%), 11/27/2023	1,124	1,121	1,141	0.1%
Intelsat Jackson Holdings, SA (a)	Telecom	8.63%, 1/2/2024	2,367	2,374	2,412	0.2%
Internap Corp. (c) (h) (p)	Business Services	L+6.50% (7.50%) 5.50% PIK, 5/8/2025	6,039	6,039	5,253	0.4%
International Cruise & Excursions, Inc. (c) (i)	Business Services	L+5.25% (6.25%), 6/6/2025	4,938	4,906	4,380	0.3%
Jakks Pacific, Inc. (c) (p)	Consumer	10.50%, 2.50% PIK, 2/9/2023	18,515	17,562	18,515	1.3%
K2 Intelligence Holdings, Inc. (c) (h) (i)	Business Services	L+4.75% (5.75%), 9/23/2024	10,251	10,109	10,098	0.7%
Kahala Ireland OpCo Designated Activity Company (a) (c) (j) (o)	Transportation	L+8.00% (13.00%), 12/22/2028	13,549	13,549	13,549	0.9%
Kaman Distribution Corp. (c) (h) (i)	Industrials	L+5.00% (5.20%), 8/26/2026	21,229	19,746	21,229	1.5%
KidKraft, Inc. (c) (w)	Consumer	L+5.00%, (6.00%) PIK, 8/15/2022	1,060	218	827	0.1%
KMTEX, LLC (c) (g) (o)	Chemicals	P+3.00% (6.25%) PIK, 6/16/2025	477	477	477	0.0%
KMTEX, LLC (c) (g) (o)	Chemicals	P+3.00% (6.25%) PIK, 6/16/2025	842	842	611	0.0%
KMTEX, LLC (c) (o)	Chemicals	P+3.00% (6.25%) PIK, 6/16/2025	3,280	3,280	2,381	0.2%
Labrie Environmental Group, LLC (a) (c) (h)	Industrials	L+5.50% (6.50%), 9/1/2026	22,752	22,341	22,752	1.6%
Lakeland Tours, LLC (c) (h)	Education	L+7.50% (8.75%) 6.00% PIK, 9/25/2025	3,412	3,395	3,412	0.2%
Lakeland Tours, LLC (c) (h)	Education	L+7.50% (8.75%) 6.00% PIK, 9/25/2025	4,135	3,699	3,639	0.3%
Lakeland Tours, LLC (c) (h)	Education	L+12.00% (13.25%) 6.00% PIK, 9/25/2023	1,806	1,806	1,806	0.1%
Lakeland Tours, LLC (c) (h)	Education	13.25% PIK, 9/27/2027	4,375	2,475	2,187	0.2%
Lakeview Health Holdings, Inc. (c) (t) (w)	Healthcare	9.75% PIK, 12/15/2021	146	124	36	0.0%
Lakeview Health Holdings, Inc. (c) (t) (w)	Healthcare	9.75% PIK, 12/15/2021	4,235	2,672	1,058	0.1%
LightSquared, LP	Telecom	15.50%, 11/1/2023	1,540	1,540	1,548	0.1%
Liquid Tech Solutions Holdings, LLC (h)	Industrials	L+4.75% (5.50%), 3/20/2028	10,267	10,216	10,216	0.7%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Manna Pro Products, LLC (c) (i)	Consumer	L+6.00% (7.00%), 12/10/2026	$24,597	$24,020	$24,014	1.7%
McDonald Worley, P.C. (c)	Business Services	21.00% PIK, 12/31/2024	10,047	10,047	10,047	0.7%
MCS Acquisition Corp. (c)	Business Services	L+6.00% (7.00%), 10/2/2025	786	786	786	0.1%
Medical Depot Holdings, Inc. (h) (i)	Healthcare	L+9.50% (10.50%) 4.00% PIK, 1/3/2023	19,332	18,820	17,705	1.2%
MGTF Radio Company, LLC (c) (j) (o)	Media/Entertainment	L+6.00% (7.00%), 4/1/2024	54,771	54,675	43,105	3.0%
Midwest Can Company, LLC (c) (h) (i)	Paper & Packaging	L+6.00% (7.00%), 3/2/2026	29,907	29,390	29,907	2.1%
Midwest Can Company, LLC (c) (j)	Paper & Packaging	L+6.00% (7.00%), 3/2/2026	1,413	1,413	1,413	0.1%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+6.50% (7.50%), 3/15/2024	11,434	11,299	11,434	0.8%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+6.50% (7.50%), 3/15/2024	10,457	10,310	10,457	0.7%
Ministry Brands, LLC (c) (i)	Software/Services	L+4.00% (5.00%), 12/2/2022	5,655	5,609	5,655	0.4%
Mintz Group, LLC (c) (i)	Business Services	L+4.75% (5.75%), 3/18/2026	4,215	4,180	4,215	0.3%
Monitronics International, Inc. (j)	Business Services	L+6.50% (7.75%), 3/29/2024	5,551	5,557	5,393	0.4%
MSG National Properties, LLC (a) (c) (h)	Media/Entertainment	L+6.25% (7.00%), 11/12/2025	12,280	11,939	12,280	0.9%
Muth Mirror Systems, LLC (c) (h) (i)	Technology	L+5.25% (6.25%), 4/23/2025	15,379	15,171	14,253	1.0%
New Amsterdam Software Bidco, LLC (c) (h) (i)	Technology	L+5.00% (6.00%), 5/1/2026	6,057	5,969	6,057	0.4%
New Star Metals, Inc. (c) (h) (i)	Industrials	L+6.00% (7.50%), 7/10/2023	21,803	21,450	21,803	1.5%
Norvax, LLC (c) (j)	Business Services	L+6.50% (7.50%), 9/12/2025	11,345	11,124	11,345	0.8%
NTM Acquisition Corp. (c) (h) (i)	Media/Entertainment	L+7.25% (8.25%) 1.00% PIK, 6/7/2024	22,016	21,951	19,814	1.4%
Olaplex, Inc. (c) (h) (i)	Consumer	L+6.50% (7.50%), 1/8/2026	17,121	16,849	17,121	1.2%
ORG GC Holdings, LLC (c) (h) (t)	Business Services	L+6.75% (7.75%), 7/31/2022	21,624	21,457	14,306	1.0%
Pilot Air Freight, LLC (c) (i)	Transportation	L+4.75% (5.75%), 7/25/2024	7,933	7,814	7,814	0.5%
Planet Equity Group, LLC (c) (h)	Business Services	P+5.25% (6.25%), 11/18/2025	1,087	1,069	1,087	0.1%
Planet Equity Group, LLC (c) (h)	Business Services	L+5.25% (6.25%), 11/18/2025	14,754	14,583	14,754	1.0%
Planet Equity Group, LLC (c) (j)	Business Services	L+4.25% (7.50%), 11/18/2024	581	581	581	0.0%
PlayPower, Inc. (c) (h) (i)	Industrials	L+5.50% (5.70%), 5/8/2026	25,284	25,006	25,056	1.7%
Premier Dental Services, Inc. (h) (i)	Healthcare	L+5.25% (6.25%), 6/30/2023	31,939	31,814	31,061	2.2%
Premier Global Services, Inc. (c)	Telecom	L+6.50% (7.50%), 6/8/2023	6,066	5,926	2,960	0.2%
Prototek, LLC (c)	Industrials	L+5.75% (6.75%), 10/20/2026	903	903	884	0.1%
Prototek, LLC (c) (h)	Industrials	L+5.75% (6.75%), 10/20/2026	11,257	11,022	11,022	0.8%
PSKW, LLC (c) (h) (i)	Healthcare	L+6.25% (7.25%), 3/9/2026	29,700	29,089	29,700	2.1%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

PT Network, LLC (c) (h)	Healthcare	L+7.50% (8.50%) 2.00% PIK, 11/30/2023	$17,044	$16,994	$15,919	1.1%
Questex, Inc. (c) (h) (i)	Media/Entertainment	L+5.75% (6.75%), 9/9/2024	15,786	15,606	14,492	1.0%
Questex, Inc. (c) (j)	Media/Entertainment	L+5.75% (6.75%), 9/9/2024	1,895	1,895	1,738	0.1%
RE Investment Company, LLC (c)	Industrials	L+8.00% (9.00%), 9/25/2025	5,652	5,652	5,526	0.4%
RE Investment Company, LLC (c) (h)	Industrials	L+8.00% (9.00%), 9/25/2025	13,564	13,260	13,261	0.9%
Red River Technology, LLC (c) (h) (i)	Business Services	L+5.00% (6.00%), 8/30/2024	23,372	23,130	23,372	1.6%
Reddy Ice Corp. (c) (h) (i)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	19,294	18,885	18,918	1.3%
Reddy Ice Corp. (c) (j)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	1,817	1,802	1,782	0.1%
Refresh Parent Holdings, Inc. (c)	Healthcare	L+6.50% (7.50%), 12/9/2026	1,710	1,710	1,667	0.1%
Refresh Parent Holdings, Inc. (c) (h)	Healthcare	L+6.50% (7.50%), 12/9/2026	9,559	9,328	9,318	0.7%
REP TEC Intermediate Holdings, Inc. (c)	Software/Services	L+6.50% (7.50%), 6/19/2025	494	494	494	0.0%
REP TEC Intermediate Holdings, Inc. (c) (h)	Software/Services	L+6.50% (7.50%), 6/19/2025	1,540	1,525	1,525	0.1%
REP TEC Intermediate Holdings, Inc. (c) (h) (i)	Software/Services	L+6.50% (7.50%), 6/19/2025	6,962	6,786	6,962	0.5%
Resco Products, Inc. (c)	Industrials	L+7.00% (9.00%) 2.00% PIK, 6/5/2022	9,550	9,550	8,786	0.6%
RXB Holdings, Inc. (h)	Healthcare	L+5.25% (6.00%), 12/20/2027	8,075	7,919	8,034	0.6%
SCIH Salt Holdings, Inc. (c)	Industrials	L+4.00% (5.00%), 3/17/2025	—	—	—	—%
SCIH Salt Holdings, Inc. (h) (i)	Industrials	L+4.50% (5.50%), 3/16/2027	24,788	24,574	24,788	1.7%
SFR Group, SA (a) (i)	Telecom	L+4.00% (4.20%), 8/14/2026	7,879	7,828	7,852	0.5%
SitusAMC Holdings Corp. (c) (h) (i)	Financials	L+4.75% (5.75%), 6/30/2025	8,370	8,281	8,320	0.6%
SitusAMC Holdings Corp. (c) (h) (i)	Financials	L+4.75% (5.75%), 6/28/2025	4,729	4,677	4,701	0.3%
SitusAMC Holdings Corp. (c) (j)	Financials	L+4.75% (5.75%), 6/30/2025	752	743	747	0.1%
Skillsoft Corp.	Technology	L+7.50% (8.50%), 12/27/2024	725	687	741	0.1%
Skillsoft Corp. (c)	Technology	L+7.50% (8.50%), 12/27/2024	638	608	638	0.0%
Skillsoft Corp. (h)	Technology	L+7.50% (8.50%), 4/28/2025	12,918	12,857	12,864	0.9%
St. Croix Hospice Acquisition Corp. (c) (i)	Healthcare	L+6.25% (7.25%), 10/30/2026	25,874	25,393	25,393	1.8%
Striper Buyer, LLC (c) (h)	Paper & Packaging	L+5.50% (6.25%), 12/30/2026	12,487	12,364	12,363	0.9%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (8.00%), 3/29/2023	4,744	4,689	4,744	0.3%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (8.00%), 3/29/2023	7,980	7,916	7,980	0.6%
Subsea Global Solutions, LLC (c) (j)	Business Services	L+7.00% (8.00%), 3/29/2023	289	289	289	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Tax Defense Network, LLC (c) (p) (t)	Consumer	L+6.00% (10.00%) PIK, 9/30/2021	$6,152	$3,833	$431	0.0%
Tax Defense Network, LLC (c) (p) (t)	Consumer	10.00% PIK, 9/30/2021	3,397	2,986	3,397	0.2%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+6.00% (10.00%) PIK, 9/30/2021	34,658	21,646	2,426	0.2%
Tillamook Country Smoker, LLC (c) (h)	Food & Beverage	L+7.75% (8.75%), 5/19/2022	9,783	9,750	9,497	0.7%
Tillamook Country Smoker, LLC (c) (j)	Food & Beverage	L+7.75% (8.75%), 5/19/2022	2,561	2,561	2,486	0.2%
Trademark Global, LLC (c) (j) (w)	Consumer	L+5.50% (6.50%), 10/31/2022	1,947	1,947	1,947	0.1%
Travelport Finance (Luxembourg) S.A R. L. (a) (h)	Business Services	L+8.00% (9.00%) 6.50% PIK, 2/28/2025	6,776	6,725	6,892	0.5%
Trilogy International Partners, LLC (a)	Telecom	8.88%, 5/1/2022	14,875	14,856	14,467	1.0%
Trilogy International Partners, LLC (a) (c) (h)	Telecom	10.00%, 5/1/2022	6,298	6,091	6,172	0.4%
University of St. Augustine Acquisition Corp. (c) (h) (i)	Education	L+4.25% (5.25%), 2/2/2026	23,701	23,292	23,701	1.7%
Urban One, Inc.	Media/Entertainment	7.38%, 2/1/2028	13,061	13,061	13,522	0.9%
Veritext Corp. (h) (i)	Business Services	L+3.50% (3.61%), 8/1/2025	3,532	3,532	3,483	0.2%
Vertex Aerospace Services Corp. (h) (i)	Industrials	L+4.00% (4.11%), 6/29/2027	10,169	10,139	10,163	0.7%
WMK, LLC (c)	Business Services	L+7.50% (8.50%), 9/5/2025	356	353	356	0.0%
WMK, LLC (c) (h) (i)	Business Services	L+7.50% (8.50%), 9/5/2025	19,082	18,841	19,082	1.3%
WMK, LLC (c) (j)	Business Services	L+7.50% (8.50%), 9/5/2025	2,582	2,572	2,582	0.2%
WMK, LLC (c) (j)	Business Services	L+7.50% (8.50%), 9/5/2024	2,184	2,184	2,184	0.2%
Subtotal Senior Secured First Lien Debt				$1,539,830	$1,483,081	103.5%

Senior Secured Second Lien Debt - 17.5% (b)
Accentcare, Inc. (c) (h)	Healthcare	L+8.75% (9.50%), 6/21/2027	$30,152	$29,510	$30,152	2.1%
Anchor Glass Container Corp. (c) (j)	Paper & Packaging	L+7.75% (8.75%), 12/6/2024	6,667	6,615	2,553	0.2%
Aruba Investments Holdings, LLC (c) (i)	Chemicals	L+7.75% (8.50%), 11/24/2028	3,759	3,705	3,759	0.3%
Astro AB Merger Sub, Inc. (a) (c) (h)	Financials	L+8.00% (9.00%), 4/30/2025	9,638	9,604	9,638	0.7%
Asurion, LLC (h)	Business Services	L+5.25% (5.36%), 1/31/2028	15,632	15,632	15,906	1.1%
Avatar Purchaser, Inc. (c)	Software/Services	L+7.50% (8.50%), 11/17/2025	1,716	1,686	1,716	0.1%
Aveanna Healthcare, LLC (h)	Healthcare	L+8.00% (9.00%), 3/17/2025	5,883	5,839	5,865	0.4%
Barracuda Networks, Inc. (h)	Software/Services	L+6.75% (7.50%), 10/30/2028	4,698	4,653	4,774	0.3%
BrandMuscle Holdings, Inc. (c) (j)	Business Services	L+8.50% (9.50%), 6/1/2022	24,500	24,411	24,500	1.7%
Carlisle FoodService Products, Inc. (c) (h)	Consumer	L+7.75% (8.75%), 3/20/2026	10,719	10,586	10,001	0.7%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (p)	Media/Entertainment	L+8.00% (9.00%) 7.00% PIK, 11/24/2027	1,629	1,369	1,515	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)

CommerceHub, Inc. (c) (h)	Technology	L+7.00% (7.75%), 12/29/2028		$12,360	$12,300	$12,391	0.9%
Dentalcorp Perfect Smile, ULC (a) (c) (j)	Healthcare	L+7.50% (8.50%), 6/8/2026		10,139	10,072	10,139	0.7%
HAH Group Holding Company, LLC (c) (h)	Healthcare	L+8.50% (9.50%), 10/30/2028		12,445	12,150	12,445	0.9%
Hyland Software, Inc. (c) (h)	Technology	L+7.00% (7.75%), 7/7/2025		7,575	7,589	7,619	0.5%
MLN US Holdco, LLC (a) (c) (h) (i)	Technology	L+8.75% (8.85%), 11/30/2026		3,000	2,957	1,941	0.1%
PetVet Care Centers, LLC (h)	Healthcare	L+6.25% (6.36%), 2/13/2026		3,539	3,528	3,532	0.3%
Project Boost Purchaser, LLC (c) (j)	Business Services	L+8.00% (8.11%), 5/31/2027		1,848	1,848	1,835	0.1%
QuickBase, Inc. (c)	Technology	L+8.00% (8.11%), 4/2/2027		7,484	7,372	7,476	0.5%
RealPage, Inc. (a) (i)	Software/Services	L+6.50% (7.25%), 2/18/2029		13,647	13,442	13,988	1.0%
Recess Holdings, Inc. (c) (h)	Industrials	L+7.75% (8.75%), 9/29/2025		16,134	15,976	15,618	1.1%
Renaissance Holding Corp. (h)	Software/Services	L+7.00% (7.11%), 5/29/2026		11,029	10,900	10,985	0.8%
River Cree Enterprises, LP (a) (c) (m)	Gaming/Lodging	10.00%, 5/17/2025	CAD	21,275	16,468	14,429	1.0%
SSH Group Holdings, Inc. (c) (h)	Education	L+8.25% (8.45%), 7/30/2026		10,122	10,054	9,717	0.7%
TIBCO Software, Inc. (j)	Technology	L+7.25% (7.36%), 3/3/2028		13,020	12,963	13,146	0.9%
Travelpro Products, Inc. (a) (c) (m) (w)	Consumer	13.00%, 2.00% PIK, 11/21/2022	CAD	3,049	2,349	1,875	0.1%
Travelpro Products, Inc. (a) (c) (w)	Consumer	14.50%, 11.25% PIK, 11/21/2022		2,635	2,635	2,036	0.1%
Vantage Mobility International, LLC (c) (p) (t) (w)	Transportation	L+6.00% (7.00%) PIK, 9/9/2021		3,399	2,914	960	0.1%
Subtotal Senior Secured Second Lien Debt					$259,127	$250,511	17.5%

Subordinated Debt - 6.0% (b)
Del Real, LLC (c) (t) (w)	Food & Beverage	14.50%, 2.00% PIK, 4/1/2023		$3,775	$3,131	$3,186	0.2%
Gdb Debt Recovery Authority Of Commonwealth Puerto Rico (a)	Financials	7.50%, 8/20/2040		13,004	9,712	10,902	0.8%
Jakks Pacific, Inc. (c) (p)	Consumer	6.00%, 2.75% PIK, 7/3/2023		1,566	1,448	1,448	0.1%
Park Ave RE Holdings, LLC (c) (j) (o) (v)	Financials	13.00%, 12/31/2021		32,237	32,237	32,237	2.2%
PCX Aerostructures, LLC (c) (j) (p) (w)	Industrials	6.00%, 8/9/2021		7,995	7,239	10,020	0.7%
Siena Capital Finance, LLC (c) (j) (o)	Financials	12.50%, 5/15/2024		28,500	28,493	28,500	2.0%
Subtotal Subordinated Debt					$82,260	$86,293	6.0%

Collateralized Securities - 2.8% (b)
Collateralized Securities - Debt Investments
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (j) (p)	Diversified Investment Vehicles	L+11.00% (11.22%), 4/25/2031		$4,750	$4,572	$3,835	0.3%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (j) (p)	Diversified Investment Vehicles	L+7.50% (7.72%), 1/20/2027		10,728	9,705	6,133	0.4%
Whitehorse, Ltd. 2014-1A E (a) (c) (p)	Diversified Investment Vehicles	L+4.55% (4.76%), 5/1/2026		8,000	7,865	6,048	0.4%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Collateralized Securities - Equity Investments (n)
Figueroa CLO, Ltd. 2014-1A Side Letter (a) (c)	Diversified Investment Vehicles	25.44%, 1/15/2027	$2,986	$59	$—	—%
MidOcean Credit CLO 2013-2A INC (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 1/29/2030	37,600	15,829	7,523	0.5%
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (j) (k) (p)	Diversified Investment Vehicles	20.15%, 4/25/2031	31,603	18,119	16,816	1.2%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 1/20/2027	31,575	6,285	—	—%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 3/20/2025	1,970	263	—	—%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026	1,886	134	—	—%
Whitehorse, Ltd. 2014-1A SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026	36,000	6,965	—	—%
Subtotal Collateralized Securities				$69,796	$40,355	2.8%

Equity/Other - 33.5% (b) (d)
Aden & Anais Holdings, Inc. (c) (e) (w)	Retail		4,470	$—	$—	—%
Answers Corp. (c) (e) (p)	Media/Entertainment		908,911	10,643	145	0.0%
Baker Hill Acquisition, LLC (c) (e) (w)	Financials		22,653	—	—	—%
BDCA Senior Loan Fund, LLC (a) (c) (o)	Diversified Investment Vehicles		304,934	304,934	304,934	21.3%
Black Mountain Sand, LLC (c) (e) (u)	Energy		55,463	—	3	0.0%
Capstone Nutrition Development, LLC (c) (e) (p) (u)	Consumer		47,883	4,468	14,753	1.0%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (e) (p)	Media/Entertainment		539,708	1,224	4,021	0.3%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (e) (p)	Media/Entertainment		874,000	437	1,311	0.1%
Clover Technologies Group, LLC (c) (e)	Industrials		180,274	1,153	18	0.0%
Clover Technologies Group, LLC (c) (e)	Industrials		2,753	275	405	0.0%
CRD Holdings, LLC (a) (c) (o) (u)	Energy	9.00%	52,285,603	10,221	10,050	0.7%
CRS-SPV, Inc. (c) (e) (j) (o) (w)	Industrials		246	2,219	1,393	0.1%
Danish CRJ, Ltd. (a) (c) (e) (p) (r)	Transportation		5,002	—	—	—%
Data Source Holdings, LLC (c) (e) (w)	Business Services		10,617	140	203	0.0%
Del Real, LLC (c) (e) (u) (w)	Food & Beverage		670,510	382	—	—%
Dyno Acquiror, Inc. (c) (e) (w)	Consumer		134,102	58	107	0.0%
First Eagle Greenway Fund II, LLC (a) (j) (p)	Diversified Investment Vehicles		5,329	5,329	1,811	0.1%
Foresight Energy Operating, LLC (c) (e) (p) (u)	Energy		158,093	2,087	3,729	0.3%
HemaSource, Inc. (c) (e) (w)	Healthcare		223,503	168	268	0.0%
Integrated Efficiency Solutions, Inc. (c) (e) (w)	Industrials		53,215	56	—	—%
Integrated Efficiency Solutions, Inc. (c) (e) (w)	Industrials		2,975	3	—	—%
Internap Corp (c) (e) (p)	Business Services		1,293,189	543	2,231	0.2%
Jakks Pacific, Inc. (c) (e) (p)	Consumer		5,303	104	666	0.0%
Jakks Pacific, Inc. (e) (p) (s)	Consumer		9,885	41	70	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Kahala Ireland OpCo Designated Activity Company (a) (c) (o) (y)	Transportation		1	$—	$35,952	2.6%
Kahala Ireland OpCo Designated Activity Company (a) (c) (o) (y)	Transportation		3,250,000	—	3,250	0.2%
Kahala US OpCo, LLC (a) (c) (e) (o) (x)	Transportation	13.00%	4,413,472	—	—	—%
KidKraft, Inc. (c) (e) (u) (w)	Consumer		2,682,257	—	—	—%
KMTEX, LLC (c) (e) (o) (u)	Chemicals		442,000	—	—	—%
KMTEX, LLC (c) (e) (o) (u)	Chemicals		4,162,000	2,793	—	—%
Lakeview Health Holdings, Inc. (c) (e) (w)	Healthcare		447	—	—	—%
MCS Acquisition Corp. (c) (e)	Business Services		31,521	4,103	2,779	0.2%
MGTF Holdco, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Motor Vehicle Software Corp. (c) (e) (w)	Business Services		223,503	318	279	0.0%
New Constellis Holdings Inc. (c) (e) (w)	Business Services		2,316	67	67	0.0%
Nomacorc, LLC (c) (e) (u) (w)	Industrials		356,816	56	112	0.0%
Park Ave RE Holdings, LLC (c) (e) (j) (o) (v)	Financials		719	2,818	3,300	0.2%
PCX Aerostructures, LLC (c) (e) (p) (w)	Industrials		27,250	—	—	—%
PCX Aerostructures, LLC (c) (e) (p) (w)	Industrials		1,356	—	2,305	0.2%
PCX Aerostructures, LLC (c) (e) (p) (w)	Industrials		315	—	606	0.0%
PennantPark Credit Opportunities Fund II, LP (a) (p)	Diversified Investment Vehicles		8,739	8,132	9,394	0.7%
PT Network, LLC (c) (e) (u)	Healthcare		3	—	—	—%
RMP Group, Inc. (c) (e) (u) (w)	Financials		223	164	340	0.0%
Schweiger Dermatology Group, LLC (c) (e) (u) (w)	Healthcare		265,024	—	—	—%
Siena Capital Finance, LLC (c) (j) (o)	Financials		35,839,400	36,549	39,423	2.8%
Skillsoft Corp. (c) (e)	Technology		39,794	4,993	7,163	0.5%
Smile Brands, Inc. (c) (e) (w)	Healthcare		712	815	1,409	0.1%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
SYNACOR, Inc. (e) (s)	Technology		59,785	—	131	0.0%
Tap Rock Resources, LLC (c) (g) (p) (u)	Energy		18,356,442	9,067	10,463	0.7%
Tax Advisors Group, LLC (c) (u) (w)	Financials		86	609	924	0.1%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		633,382	—	—	—%
Team Waste, LLC (c) (p) (u) (w)	Industrials		128,483	2,569	2,681	0.2%
Tennenbaum Waterman Fund, LP (a) (j) (p)	Diversified Investment Vehicles		10,000	10,000	10,002	0.7%
Travelpro Products, Inc. (a) (c) (e) (w)	Consumer		447,007	506	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		39,769	132	21	0.0%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		4,206	31	15	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

United Biologics, LLC (c) (e) (u) (w)	Healthcare		99,236	$—	$—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		223	35	9	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		490	490	228	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		139	139	278	0.0%
Vantage Mobility International, LLC (c) (e) (p) (w)	Transportation		391,131	—	—	—%
Vantage Mobility International, LLC (c) (e) (p) (w)	Transportation		3,280,908	3,140	—	—%
Vantage Mobility International, LLC (c) (e) (p) (w)	Transportation		1,468,221	—	—	—%
World Business Lenders, LLC (c) (e)	Financials		922,669	3,750	2,168	0.2%
WPNT, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Wythe Will Tzetzo, LLC (c) (e) (u) (w)	Food & Beverage		22,312	302	—	—%
YummyEarth, Inc. (c) (e) (w)	Food & Beverage		223	—	—	—%
Subtotal Equity/Other				$436,498	$479,417	33.5%

TOTAL INVESTMENTS - 163.3% (b)				$2,387,511	$2,339,657	163.3%
Forward foreign currency contracts:

Counterparty	Contract to Deliver	In Exchange For	Maturity Date	Unrealized Depreciation
Goldman Sachs International	CAD 21,807	$17,161	5/17/2021	$185
_____________
(a)All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Qualifying assets represent 74.9% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.
(b)Percentages are based on net assets as of March 31, 2021.
(c)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(d)All amounts are in thousands except share amounts.
(e)Non-income producing at March 31, 2021.
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
(k)The Collateralized Securities - subordinated notes are treated as equity investments and are entitled to recurring distributions which are generally equal to the remaining cash flow of the payments made by the underlying fund’s securities less contractual payments to debt holders and fund expenses. The estimated yield indicated is based upon a current projection of the amount and timing of these recurring distributions and the estimated amount of repayment of principal upon termination. Such projections are periodically reviewed and adjusted, and the estimated yield may not ultimately be realized.
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2021
(Unaudited)

(l)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at March 31, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(m)The principal amount (par amount) is denominated in Canadian Dollars ("CAD")
(n)For equity investments in Collateralized Securities, the effective yield is presented in place of the investment coupon rate for each investment. Refer to footnote (k) for a further description of an equity investment in a Collateralized Security.
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
(t)The investment is on non-accrual status as of March 31, 2021.
(u)Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.
(v)The Company's investment is held through the consolidated subsidiary, Park Ave RE, Inc., which owns 100% of the equity of the operating company, Park Ave RE Holdings, LLC.
(w)The investment is held through BSP TCAP Acquisition Holdings LP which is an affiliated acquisition entity utilized for the Triangle Transaction. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of March 31, 2021.
(x)The Company's investment is held through the consolidated subsidiaries, Kahala Aviation Holdings, LLC and Kahala Aviation US, Inc. which own 100% of the equity of the operating company, Kahala US OpCo LLC.
(y)The Company's investment is held through the consolidated subsidiary, Kahala Aviation Holdings, LLC, which owns 100% of the equity of the operating company, Kahala Ireland OpCo Designated Activity Company.

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2021
(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2021:

	At March 31, 2021
	Investments at Fair Value	Percentage of Total Portfolio
Diversified Investment Vehicles (1)	$366,496	15.7%
Healthcare	325,353	13.9%
Industrials	303,124	13.0%
Business Services	286,248	12.2%
Financials	183,176	7.8%
Media/Entertainment	115,111	4.9%
Consumer	108,310	4.6%
Transportation	107,298	4.6%
Technology	92,122	3.9%
Software/Services	90,512	3.9%
Food & Beverage	85,351	3.7%
Paper & Packaging	71,613	3.1%
Telecom	56,725	2.4%
Energy	47,704	2.0%
Education	45,894	2.0%
Utilities	26,150	1.1%
Gaming/Lodging	14,429	0.6%
Chemicals	11,856	0.5%
Broadcasting	2,185	0.1%
Total	$2,339,657	100.0%
______________
(1) Includes BDCA's investment in BDCA Senior Loan Fund, LLC, which represents 13.0% of the fair value of investments as of March 31, 2021.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Aveanna Healthcare, LLC (h)	Healthcare	L+5.50% (6.50%), 3/18/2024	$5,961	$5,799	$5,819	0.4%
Aveanna Healthcare, LLC (j)	Healthcare	L+6.25% (7.25%), 3/18/2024	3,629	3,562	3,574	0.3%
Axiom Global, Inc. (c) (i)	Business Services	L+4.75% (4.90%), 10/1/2026	11,378	11,289	11,276	0.8%
Barbri, Inc. (c) (j)	Education	L+4.00% (5.00%), 12/1/2023	6,953	6,675	6,849	0.5%
BBB Industries, LLC (h)	Transportation	L+4.50% (4.65%), 8/1/2025	12,988	12,914	12,533	0.9%
BCP Raptor, LLC (j)	Energy	L+4.25% (5.25%), 6/24/2024	13,748	13,673	12,554	0.9%
BCP Renaissance, LLC (j)	Energy	L+3.50% (4.50%), 10/31/2024	3,384	3,375	3,263	0.2%
Bearcat Buyer, Inc. (c) (i)	Healthcare	L+4.25% (5.25%), 7/9/2026	152	152	148	0.0%
Bearcat Buyer, Inc. (c) (i)	Healthcare	L+4.25% (5.25%), 7/9/2026	734	734	712	0.1%
Black Mountain Sand, LLC (c)	Energy	L+9.00% (10.50%), 6/28/2024	23,000	22,861	21,850	1.6%
BMC Software Finance, Inc. (j)	Technology	L+4.25% (4.40%), 10/2/2025	14,461	14,362	14,384	1.0%
Bomgar Corp. (j)	Technology	L+4.00% (4.15%), 4/18/2025	1,942	1,937	1,930	0.1%
Boston Market Corp. (c) (t)	Food & Beverage	5.00% PIK, 4/1/2022	2,477	—	—	—%
Bracket Intermediate Holding Corp. (c) (j)	Healthcare	L+4.25% (4.48%), 9/5/2025	5,255	5,193	5,177	0.4%
Capstone Logistics (c)	Transportation	L+4.75% (5.75%), 11/12/2025	139	137	137	0.0%
Capstone Logistics (c) (h)	Transportation	L+4.75% (5.75%), 11/12/2027	16,447	16,284	16,284	1.2%
CareCentrix, Inc. (i) (j)	Healthcare	L+4.50% (4.72%), 4/3/2025	20,095	19,991	19,618	1.4%
CCW, LLC (c) (h) (i) (t)	Food & Beverage	L+8.00% (9.00%), 3/22/2021	28,799	26,608	16,387	1.2%
CCW, LLC (c) (t)	Food & Beverage	L+8.00% (9.00%), 3/22/2021	1,005	925	572	0.0%
CDHA Holdings, LLC (c) (h) (i) (k)	Healthcare	L+7.25% (8.25%) 1.00% PIK, 8/24/2023	16,082	15,955	15,568	1.1%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (h) (p)	Media/Entertainment	L+6.00% (7.00%), 11/24/2025	2,041	1,941	1,940	0.1%
Certara Holdco, Inc. (c) (j)	Healthcare	L+3.50% (3.75%), 8/15/2024	5,975	5,952	5,975	0.4%
CHA Holdings, Inc. (c) (i)	Business Services	L+4.50% (5.50%), 4/10/2025	526	491	512	0.0%
Chloe Ox Parent, LLC (c) (i)	Healthcare	L+5.25% (6.25%), 12/23/2024	22,535	21,866	21,866	1.6%
Chloe Ox Parent, LLC (i) (j)	Healthcare	L+4.50% (5.50%), 12/23/2024	13,287	13,151	12,756	0.9%
Clarion Events, Ltd. (a) (j)	Business Services	L+5.00% (6.00%), 9/30/2024	6,038	5,965	5,369	0.4%
Claros Mortgage Trust, Inc. (j)	Financials	L+5.00% (6.00%), 8/10/2026	6,384	6,218	6,400	0.5%
Clover Technologies Group, LLC (c) (j)	Industrials	L+7.50% (8.50%), 2/3/2024	1,471	1,471	1,301	0.1%
CLP Health Services, Inc. (i)	Healthcare	L+5.00% (6.00%), 12/31/2026	10,009	9,844	9,934	0.7%
Cold Spring Brewing, Co. (c) (h) (i)	Food & Beverage	L+4.75% (5.75%), 12/19/2025	8,774	8,700	8,774	0.6%
CommerceHub, Inc. (i)	Technology	L+4.00% (4.75%), 12/29/2027	7,716	7,677	7,706	0.6%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Community Care Health Network, LLC (h) (j)	Healthcare	L+4.50% (4.65%), 2/17/2025	$9,863	$9,616	$9,802	0.7%
Connect Finco SARL (a) (j)	Telecom	L+4.50% (5.50%), 12/11/2026	4,607	4,487	4,618	0.3%
Conservice Midco, LLC (j)	Business Services	L+4.25% (4.50%), 5/13/2027	3,101	2,974	3,101	0.2%
CONSOL Energy, Inc. (j)	Energy	L+4.50% (4.65%), 9/27/2024	4,078	4,064	3,366	0.2%
Conterra Ultra Broadband, LLC (c) (j)	Telecom	L+4.50% (4.65%), 4/30/2026	5,984	5,962	5,984	0.5%
Corfin Industries, LLC (c) (h) (i)	Industrials	L+6.00% (7.00%), 2/5/2026	12,205	11,998	11,987	0.9%
CRGT, Inc. (c) (j)	Software/Services	L+6.50% (7.50%), 2/28/2022	7,827	7,715	7,513	0.5%
CRS-SPV, Inc. (c) (k) (o) (x)	Industrials	L+4.50% (5.50%), 3/8/2021	62	62	62	0.0%
CVENT, Inc. (j)	Technology	L+3.75% (3.90%), 11/29/2024	7,843	7,492	7,529	0.5%
Dealer Tire, LLC (j)	Retail	L+4.25% (4.40%), 12/12/2025	3,992	3,977	3,955	0.3%
Drilling Info Holdings, Inc. (c) (i)	Business Services	L+4.25% (4.40%), 7/30/2025	7,097	6,851	6,884	0.5%
Dunn Paper, Inc. (c) (j)	Paper & Packaging	L+4.75% (5.75%), 8/26/2022	581	548	542	0.0%
Dynagrid Holdings, LLC (c)	Utilities	L+6.00% (7.00%), 12/18/2025	113	113	111	0.0%
Dynagrid Holdings, LLC (c) (i)	Utilities	L+6.00% (7.00%), 12/18/2025	14,481	14,193	14,193	1.0%
Dynasty Acqusition Co., Inc. (i) (j)	Industrials	L+3.50% (3.75%), 4/6/2026	3,038	2,866	2,886	0.2%
Dynasty Acqusition Co., Inc. (i) (j)	Industrials	L+3.50% (3.75%), 4/6/2026	5,651	5,328	5,368	0.4%
Emerald 2, Ltd. (a) (j)	Industrials	L+3.25% (3.50%), 7/10/2026	522	517	515	0.0%
eResearchTechnology, Inc. (j)	Healthcare	L+4.50% (5.50%), 2/4/2027	1,564	1,563	1,547	0.1%
Fastlane Parent Co, Inc. (j)	Transportation	L+4.50% (4.65%), 2/4/2026	1,585	1,559	1,577	0.1%
Florida Food Products, LLC (c) (h)	Food & Beverage	L+6.50% (7.50%), 9/6/2025	21,890	21,525	21,890	1.6%
Florida Food Products, LLC (c) (i)	Food & Beverage	L+7.25% (8.25%), 9/8/2025	1,324	1,244	1,324	0.1%
Florida Food Products, LLC (c) (k)	Food & Beverage	L+6.50% (7.50%), 9/6/2023	461	461	461	0.0%
Foresight Energy Operating, LLC (c) (p)	Energy	L+8.00% (9.50%), 6/30/2027	1,326	1,326	1,354	0.1%
Frontier Communications Corp.	Telecom	5.00%, 5/1/2028	1,240	1,240	1,290	0.1%
Frontier Communications Corp. (h)	Telecom	L+4.75% (5.75%), 10/8/2021	18,988	18,867	19,047	1.4%
Gold Standard Baking, Inc. (c)	Food & Beverage	L+6.50% (7.50%) 2.00% PIK, 7/25/2022	3,131	2,660	1,252	0.1%
Green Energy Partners/Stonewall, LLC	Utilities	L+5.50% (6.50%), 11/15/2021	1,310	1,310	1,201	0.1%
Green Energy Partners/Stonewall, LLC	Utilities	L+5.50% (6.50%), 11/15/2021	989	989	907	0.1%
Greenway Health, LLC (c) (j)	Healthcare	L+3.75% (4.75%), 2/16/2024	7,782	6,965	7,160	0.5%
HAH Group Holding Company, LLC (c) (j)	Healthcare	L+5.00% (6.00%), 10/29/2027	5,871	5,785	5,785	0.4%
HC2 Holdings, Inc. (c) (k)	Industrials	11.50%, 12/1/2021	7,818	7,792	7,685	0.5%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Health Plan One, Inc. (c) (k)	Financials	L+7.50% (8.50%), 7/15/2025	$10,695	$10,210	$10,485	0.7%
Heartland Dental, LLC (j)	Healthcare	L+3.50% (3.65%), 4/30/2025	4,197	4,033	4,088	0.3%
Higginbotham Insurance Agency, Inc. (c) (h)	Financials	L+5.75% (6.50%), 11/25/2026	11,579	11,408	11,408	0.8%
HireRight, Inc. (i)	Business Services	L+3.75% (3.90%), 7/11/2025	2,885	2,868	2,790	0.2%
Hospice Care Buyer, Inc. (c)	Healthcare	L+6.50% (7.50%), 12/9/2026	396	396	396	0.0%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+6.50% (7.50%), 12/9/2026	21,876	21,183	21,226	1.5%
HS Purchaser, LLC (c) (j)	Software/Services	L+4.75% (5.75%), 11/19/2026	160	160	160	0.0%
ICR Operations, LLC (c) (h) (i)	Business Services	L+5.00% (6.00%), 3/26/2025	17,145	16,932	16,728	1.2%
ICR Operations, LLC (c) (i)	Business Services	L+5.00% (6.00%), 3/26/2025	6,650	6,488	6,488	0.5%
ICR Operations, LLC (c) (k)	Business Services	L+5.00% (6.00%), 3/26/2024	907	907	885	0.1%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+5.75% (6.75%), 7/31/2024	46	45	46	0.0%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	L+5.75% (6.75%), 7/31/2024	26,837	26,612	26,837	1.9%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	L+5.75% (6.75%), 7/31/2024	828	817	828	0.1%
Ideal Tridon Holdings, Inc. (c) (k)	Industrials	L+5.75% (6.75%), 7/31/2023	442	442	442	0.0%
IDERA, Inc. (j)	Technology	L+4.00% (5.00%), 6/28/2024	5,475	5,458	5,458	0.4%
Integral Ad Science, Inc. (c) (k)	Software/Services	L+7.25% (8.25%) 1.25% PIK, 7/19/2024	15,464	15,283	15,464	1.1%
Integrated Efficiency Solutions, Inc. (c) (x)	Industrials	L+2.50% (3.50%) 1.50% PIK, 6/30/2022	3,833	3,833	2,990	0.2%
Integrated Global Services, Inc. (c) (i)	Industrials	L+6.00% (7.00%), 2/4/2026	11,414	11,221	11,018	0.8%
Integrated Global Services, Inc. (c) (k)	Industrials	L+6.00% (7.00%), 2/4/2026	1,622	1,622	1,565	0.1%
Intelsat Jackson Holdings, SA (a)	Telecom	8.63%, 1/2/2024	2,367	2,375	2,403	0.2%
Intelsat Jackson Holdings, SA (a)	Telecom	P+4.75% (8.00%), 11/27/2023	1,124	1,121	1,138	0.1%
Internap Corp. (c) (h) (p)	Business Services	L+6.50% (7.50%) 5.50% PIK, 5/8/2025	5,955	5,955	5,181	0.4%
International Cruise & Excursions, Inc. (c) (i)	Business Services	L+5.25% (6.25%), 6/6/2025	4,951	4,916	4,159	0.3%
Iri Holdings, Inc. (j)	Business Services	L+4.25% (4.40%), 12/1/2025	7,900	7,822	7,801	0.6%
Jakks Pacific, Inc. (c) (p)	Consumer	10.50%, 2.50% PIK, 2/9/2023	17,104	16,097	17,104	1.2%
K2 Intelligence Holdings, Inc. (c) (h) (i)	Business Services	L+4.75% (5.75%), 9/23/2024	10,251	10,099	10,082	0.7%
Kahala Ireland OpCo Designated Activity Company (a) (c) (k) (o)	Transportation	L+8.00% (13.00%), 12/22/2028	18,549	18,549	18,549	1.3%
Kaman Distribution Corp. (c) (h) (i)	Industrials	L+5.00% (5.25%), 8/26/2026	21,283	19,729	19,793	1.4%
KidKraft, Inc. (c) (t) (x)	Consumer	L+5.50% (6.50%) PIK, 8/15/2022	1,043	50	335	0.0%
KMTEX, LLC (c) (g) (o)	Chemicals	P+3.00% (6.25%) PIK, 6/16/2025	829	829	829	0.1%
KMTEX, LLC (c) (g) (o)	Chemicals	P+3.00% (6.25%) PIK, 6/16/2025	218	218	218	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
KMTEX, LLC (c) (o)	Chemicals	P+3.00% (6.25%) PIK, 6/16/2025	$3,230	$3,230	$3,230	0.2%
Labrie Environmental Group, LLC (a) (c) (h)	Industrials	L+5.50% (6.50%), 9/1/2026	22,809	22,378	22,353	1.6%
Lakeland Tours, LLC (c) (h)	Education	13.25% PIK, 9/27/2027	4,101	2,129	2,051	0.2%
Lakeland Tours, LLC (c) (h)	Education	L+12.00% (13.25%) 6.00% PIK, 9/25/2023	1,783	1,783	1,783	0.1%
Lakeland Tours, LLC (c) (h)	Education	L+7.50% (8.75%) 6.00% PIK, 9/25/2025	3,369	3,352	3,369	0.2%
Lakeland Tours, LLC (c) (h)	Education	L+7.50% (8.75%) 6.00% PIK, 9/25/2025	4,083	3,622	3,593	0.3%
Lakeview Health Holdings, Inc. (c) (t) (x)	Healthcare	9.75% PIK, 12/15/2021	142	124	36	0.0%
Lakeview Health Holdings, Inc. (c) (t) (x)	Healthcare	9.75% PIK, 12/15/2021	4,136	2,671	1,034	0.1%
LightSquared, LP	Telecom	15.50%, 11/1/2023	1,540	1,540	1,494	0.1%
LSCS Holdings, Inc. (c) (j)	Healthcare	L+4.25% (4.51%), 3/17/2025	1,595	1,555	1,547	0.1%
LSCS Holdings, Inc. (c) (j)	Healthcare	L+4.25% (4.50%), 3/17/2025	6,180	6,025	5,994	0.4%
Manna Pro Products, LLC (c) (i)	Consumer	L+6.00% (7.00%), 12/10/2026	24,659	24,050	24,050	1.7%
McDonald Worley, P.C. (c)	Business Services	21.00% PIK, 12/31/2024	10,047	10,047	10,047	0.7%
MCS Acquisition Corp. (c)	Business Services	L+6.00% (7.00%), 10/2/2025	788	788	788	0.1%
MED Parentco, LP (j)	Healthcare	L+4.25% (4.40%), 8/31/2026	1,426	1,426	1,402	0.1%
MED Parentco, LP (j)	Healthcare	L+4.25% (4.40%), 8/31/2026	5,688	5,642	5,590	0.4%
Medallion Midland Acquisition, LP (j)	Energy	L+3.25% (4.25%), 10/30/2024	3,651	3,646	3,578	0.3%
Medical Depot Holdings, Inc. (c) (h) (i)	Healthcare	L+7.50% (8.50%) 2.00% PIK, 1/3/2023	19,236	18,652	16,158	1.2%
Medical Solutions Holdings, Inc. (c) (j)	Healthcare	L+4.50% (5.50%), 6/14/2024	2,615	2,611	2,602	0.2%
MGTF Radio Company, LLC (c) (k) (o)	Media/Entertainment	L+6.00% (7.00%), 4/1/2024	55,146	55,042	43,400	3.1%
Midwest Can Company, LLC (c) (h) (i)	Paper & Packaging	L+6.00% (7.00%), 3/2/2026	29,983	29,438	29,383	2.1%
Millennium Park HoldCo, Inc. (c) (j)	Business Services	L+4.25% (5.25%), 6/5/2024	908	894	881	0.1%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+6.50% (7.50%), 3/15/2024	10,483	10,324	10,483	0.7%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+6.50% (7.50%), 3/15/2024	11,463	11,316	11,463	0.8%
Ministry Brands, LLC (c) (i)	Software/Services	L+4.00% (5.00%), 12/2/2022	5,670	5,617	5,599	0.4%
Mintz Group, LLC (c) (i)	Business Services	L+4.75% (5.75%), 3/18/2026	4,711	4,670	4,670	0.3%
Monitronics International, Inc. (a) (k)	Business Services	L+6.50% (7.75%), 3/29/2024	5,565	5,572	4,908	0.4%
Montreign Operating Company, LLC (c)	Gaming/Lodging	L+3.25% (3.40%), 3/22/2021	7,896	7,880	7,896	0.6%
MSG National Properties, LLC (a) (c) (h)	Media/Entertainment	L+6.25% (7.00%), 11/12/2025	12,311	11,950	11,950	0.9%
Muth Mirror Systems, LLC (c) (h) (i)	Technology	L+5.25% (6.25%), 4/23/2025	15,459	15,237	13,836	1.0%
National Intergovernmental Purchasing Alliance Co. (j)	Business Services	L+3.75% (4.00%), 5/23/2025	1,573	1,559	1,553	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Navitas Midstream Midland Basin, LLC (j)	Energy	L+4.50% (5.50%), 12/13/2024	$21,563	$18,958	$21,199	1.5%
New Amsterdam Software Bidco, LLC (c) (h) (i)	Technology	L+5.00% (6.00%), 5/1/2026	6,073	5,980	6,073	0.4%
New Star Metals, Inc. (c) (h) (i)	Industrials	L+6.00% (7.50%), 7/10/2023	21,864	21,500	21,024	1.5%
NN, Inc. (a) (h)	Industrials	L+5.75% (5.90%), 10/19/2022	1,011	978	1,005	0.1%
NN, Inc. (a) (h)	Industrials	L+5.75% (6.50%), 10/19/2022	918	877	913	0.1%
Norvax, LLC (c) (k)	Business Services	L+6.50% (7.50%), 9/12/2025	11,374	11,139	11,374	0.8%
NTM Acquisition Corp. (c) (h) (i)	Media/Entertainment	L+7.25% (8.25%) 1.00% PIK, 6/7/2024	22,129	22,050	19,916	1.4%
Olaplex, Inc. (c) (h) (i)	Consumer	L+6.50% (7.50%), 1/8/2026	17,231	16,943	17,231	1.2%
ORG GC Holdings, LLC (c) (h) (t)	Business Services	L+6.75% (7.75%), 7/31/2022	21,624	21,457	14,306	1.0%
Pelican Products, Inc. (c) (j)	Consumer	L+3.50% (4.50%), 5/1/2025	2,621	2,578	2,529	0.2%
Perstorp Holding Ab (a) (j)	Chemicals	L+4.75% (5.02%), 2/27/2026	8,868	8,774	8,010	0.6%
Petrochoice Holdings, Inc. (c) (j)	Industrials	L+5.00% (6.00%), 8/19/2022	2,038	1,882	1,900	0.1%
PG&E Corp. (a) (j)	Utilities	L+4.50% (5.50%), 6/23/2025	2,888	2,865	2,918	0.2%
Planet Equity Group, LLC (c) (h)	Business Services	L+5.25% (6.25%), 11/18/2025	1,089	1,070	1,070	0.1%
Planet Equity Group, LLC (c) (h)	Business Services	L+5.25% (6.25%), 11/18/2025	14,792	14,611	14,792	1.1%
PlayPower, Inc. (c) (h) (i)	Industrials	L+5.50% (5.74%), 5/8/2026	25,350	25,059	24,083	1.7%
Premier Dental Services, Inc. (c) (h) (i) (j)	Healthcare	L+5.25% (6.25%), 6/30/2023	32,590	32,448	31,873	2.3%
Premier Global Services, Inc. (c) (j)	Telecom	L+6.50% (7.50%), 6/8/2023	6,069	5,929	3,077	0.2%
Premise Health Holding Corp. (c) (j)	Healthcare	L+3.50% (3.75%), 7/10/2025	730	712	721	0.1%
Prototek, LLC (c)	Industrials	L+5.75% (6.75%), 10/20/2026	677	677	663	0.0%
Prototek, LLC (c) (h)	Industrials	L+5.75% (6.75%), 10/20/2026	11,285	11,040	11,040	0.8%
PSC Industrial Holdings Corp. (j)	Industrials	L+3.75% (4.75%), 10/11/2024	4,542	4,417	4,383	0.3%
PSKW, LLC (c) (h) (i)	Healthcare	L+6.25% (7.25%), 3/9/2026	29,775	29,132	29,477	2.1%
PT Network, LLC (c) (h)	Healthcare	L+7.50% (8.50%) 2.00% PIK, 11/30/2023	16,999	16,941	15,418	1.1%
Questex, Inc. (c) (h) (i)	Media/Entertainment	L+5.75% (6.75%), 9/9/2024	15,827	15,633	14,529	1.0%
Questex, Inc. (c) (k)	Media/Entertainment	L+5.75% (6.75%), 9/9/2024	1,895	1,895	1,738	0.1%
RE Investment Company, LLC (c)	Industrials	L+8.00% (9.00%), 9/25/2025	5,674	5,674	5,539	0.4%
RE Investment Company, LLC (c) (h)	Industrials	L+8.00% (9.00%), 9/25/2025	13,616	13,294	13,293	0.9%
Red River Technology, LLC (c) (h) (i)	Business Services	L+5.00% (6.00%), 8/30/2024	23,431	23,168	23,431	1.7%
Reddy Ice Corp. (c) (h) (i)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	19,343	18,909	18,811	1.3%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Reddy Ice Corp. (c) (k)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	$1,271	$1,255	$1,233	0.1%
Refresh Parent Holdings, Inc. (c)	Healthcare	L+6.50% (7.50%), 12/9/2026	320	320	312	0.0%
Refresh Parent Holdings, Inc. (c) (h)	Healthcare	L+6.50% (7.50%), 12/9/2026	9,583	9,346	9,345	0.7%
Regionalcare Hospital Partners Holdings, Inc. (j)	Healthcare	L+3.75% (3.90%), 11/14/2025	18,195	17,993	18,125	1.3%
REP TEC Intermediate Holdings, Inc. (c) (h) (i)	Software/Services	L+6.50% (7.50%), 6/19/2025	6,980	6,793	6,823	0.5%
Resco Products, Inc. (c)	Industrials	L+7.00% (9.00%) 2.00% PIK, 6/5/2022	9,700	9,700	8,924	0.6%
RXB Holdings, Inc. (h)	Healthcare	L+5.25% (6.00%), 12/20/2027	8,095	7,933	8,014	0.6%
Safety Products/JHC Acquisition Corp. (j)	Industrials	L+4.50% (4.65%), 6/28/2026	17,539	17,411	16,442	1.2%
Safety Products/JHC Acquisition Corp. (j)	Industrials	L+4.50% (4.65%), 6/28/2026	948	948	889	0.1%
Schenectady International Group, Inc. (j)	Chemicals	L+4.75% (4.90%), 10/15/2025	21,509	21,161	21,105	1.5%
SCIH Salt Holdings, Inc. (c)	Industrials	L+4.00% (5.00%), 3/17/2025	1,153	1,153	1,147	0.1%
SCIH Salt Holdings, Inc. (h) (i)	Industrials	L+4.50% (5.50%), 3/16/2027	24,850	24,627	24,819	1.8%
SFR Group, SA (a) (i) (j)	Telecom	L+4.00% (4.24%), 8/14/2026	12,836	12,748	12,761	0.9%
Shields Health Solutions Holdings, LLC (h) (i)	Healthcare	L+5.00% (5.15%), 8/19/2026	6,893	6,837	6,755	0.5%
Sierra Acquisition, Inc. (c) (j)	Food & Beverage	L+4.00% (5.00%), 11/11/2024	4,953	4,705	4,879	0.4%
SitusAMC Holdings Corp. (c) (h)	Financials	L+4.75% (5.75%), 6/28/2025	1,473	1,452	1,454	0.1%
SitusAMC Holdings Corp. (c) (h) (i)	Financials	L+4.75% (5.75%), 6/30/2025	8,394	8,298	8,283	0.6%
SitusAMC Holdings Corp. (c) (k)	Financials	L+4.75% (5.75%), 6/30/2025	752	742	742	0.1%
Skillsoft Corp. (c)	Technology	L+7.50% (8.50%), 12/27/2024	725	685	725	0.1%
Skillsoft Corp. (c)	Technology	L+7.50% (8.50%), 12/27/2024	638	606	638	0.0%
Skillsoft Corp. (c) (h)	Technology	L+7.50% (8.50%), 4/28/2025	12,918	12,857	12,918	0.9%
Sotera Health Holdings, LLC (j)	Healthcare	L+4.50% (5.50%), 12/11/2026	3,187	3,110	3,196	0.2%
Spirit Aerosystems, Inc. (a) (j)	Industrials	L+5.25% (6.00%), 1/15/2025	2,581	2,573	2,600	0.2%
SSH Group Holdings, Inc. (j)	Education	L+4.25% (4.50%), 7/30/2025	10,627	10,601	10,096	0.7%
St. Croix Hospice Acquisition Corp. (c) (i)	Healthcare	L+6.25% (7.25%), 10/30/2026	25,939	25,435	25,436	1.8%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (8.00%), 3/29/2023	4,744	4,682	4,611	0.3%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (8.00%), 3/29/2023	8,001	7,930	7,776	0.6%
Subsea Global Solutions, LLC (c) (k)	Business Services	L+7.00% (8.00%), 3/29/2023	385	385	376	0.0%
Tax Defense Network, LLC (c) (p) (t)	Consumer	10.00% PIK, 9/30/2021	3,311	2,986	3,311	0.2%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+6.00% (10.00%) PIK, 9/30/2021	33,829	21,646	2,368	0.2%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+6.00% (10.00%) PIK, 9/30/2021	6,005	3,833	420	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
The Dun & Bradstreet Corp. (j)	Business Services	L+3.75% (3.90%), 2/6/2026	$9,925	$9,780	$9,921	0.7%
Tillamook Country Smoker, LLC (c) (h)	Food & Beverage	L+7.75% (8.75%), 5/19/2022	9,834	9,794	9,547	0.7%
Tillamook Country Smoker, LLC (c) (k)	Food & Beverage	L+7.75% (8.75%), 5/19/2022	2,561	2,561	2,486	0.2%
Tivity Health, Inc. (a) (j)	Healthcare	L+4.25% (4.40%), 3/8/2024	420	417	415	0.0%
Tivity Health, Inc. (a) (j)	Healthcare	L+5.25% (5.40%), 3/6/2026	1,761	1,728	1,742	0.1%
Trademark Global, LLC (c) (k) (x)	Consumer	L+6.00% (7.00%), 10/31/2022	1,943	1,943	1,904	0.1%
Traverse Midstream Partners, LLC (j)	Energy	L+5.50% (6.50%), 9/27/2024	15,445	15,164	15,117	1.1%
Trilogy International Partners, LLC (a)	Telecom	8.88%, 5/1/2022	14,875	14,852	14,317	1.0%
Trilogy International Partners, LLC (a) (c) (h)	Telecom	10.00%, 5/1/2022	6,298	6,044	6,044	0.4%
University of St. Augustine Acquisition Corp. (c) (h) (i)	Education	L+4.25% (5.25%), 2/2/2026	23,762	23,330	23,999	1.7%
Urban One, Inc. (j)	Media/Entertainment	L+4.00% (5.00%), 4/18/2023	539	510	498	0.0%
Veritext Corp. (h) (i)	Business Services	L+3.50% (3.65%), 8/1/2025	4,924	4,924	4,851	0.4%
Verscend Holding Corp. (j)	Healthcare	L+4.50% (4.65%), 8/27/2025	1,733	1,702	1,729	0.1%
Vertex Aerospace Services Corp. (h) (i)	Industrials	L+4.50% (4.65%), 6/30/2025	8,133	8,107	8,092	0.6%
Vyaire Medical, Inc. (c) (j)	Healthcare	L+4.75% (5.75%), 4/16/2025	7,912	7,716	6,330	0.5%
WaterBridge Midstream Operating, LLC (j)	Energy	L+5.75% (6.75%), 6/22/2026	13,769	13,539	11,781	0.9%
Wirepath, LLC (c) (j)	Consumer	L+4.00% (4.26%), 8/5/2024	7,883	7,627	7,627	0.5%
WMK, LLC (c)	Business Services	L+6.25% (7.25%), 9/5/2025	356	353	339	0.0%
WMK, LLC (c) (h) (i)	Business Services	L+5.75% (6.75%), 9/5/2025	19,108	18,853	18,176	1.3%
WMK, LLC (c) (k)	Business Services	L+6.25% (7.25%), 9/5/2024	2,182	2,182	2,074	0.1%
WMK, LLC (c) (k)	Business Services	L+6.25% (7.25%), 9/5/2025	2,584	2,576	2,458	0.2%
WP CityMD Bidco, LLC (j)	Healthcare	L+4.50% (5.50%), 8/13/2026	7,149	7,152	7,134	0.5%
Wrench Group, LLC (c) (j)	Consumer	L+4.00% (4.25%), 4/30/2026	3,185	3,145	3,121	0.2%
YI, LLC (c) (j)	Healthcare	L+4.00% (5.00%), 11/7/2024	9,068	8,342	8,614	0.6%
Zelis Payments Buyer, Inc. (j)	Healthcare	L+4.75% (4.90%), 9/30/2026	2,044	2,049	2,047	0.1%
Subtotal Senior Secured First Lien Debt				$2,009,503	$1,928,623	137.8%

Senior Secured Second Lien Debt - 17.1% (b)
Accentcare, Inc. (c) (h)	Healthcare	L+8.75% (9.50%), 6/21/2027	$30,152	$29,485	$30,152	2.2%
Anchor Glass Container Corp. (c) (k)	Paper & Packaging	L+7.75% (8.75%), 12/6/2024	6,667	6,615	2,553	0.2%
Aruba Investments Holdings, LLC (c) (i)	Chemicals	L+7.75% (8.50%), 11/24/2028	3,759	3,703	3,703	0.3%
Astro AB Merger Sub, Inc. (a) (c) (h)	Financials	L+8.00% (9.00%), 4/30/2025	9,638	9,602	9,638	0.7%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
Avatar Purchaser, Inc. (c) (j)	Software/Services	L+7.50% (8.50%), 11/17/2025		$11,716	$11,502	$11,517	0.8%
Aveanna Healthcare, LLC (h)	Healthcare	L+8.00% (9.00%), 3/17/2025		5,883	5,836	5,854	0.4%
Barracuda Networks, Inc. (h)	Software/Services	L+6.75% (7.50%), 10/30/2028		4,698	4,652	4,733	0.3%
BrandMuscle Holdings, Inc. (c) (k)	Business Services	L+8.50% (9.50%), 6/1/2022		24,500	24,393	23,398	1.7%
Carlisle FoodService Products, Inc. (c) (h)	Consumer	L+7.75% (8.75%), 3/20/2026		10,719	10,579	10,001	0.7%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (p) (t)	Media/Entertainment	L+8.00% (9.00%) 7.00% PIK, 11/24/2027		1,339	1,104	1,104	0.1%
CommerceHub, Inc. (h)	Technology	L+7.00% (7.75%), 12/2/2028		12,360	12,298	12,391	0.9%
Dentalcorp Perfect Smile, ULC (a) (c) (k)	Healthcare	L+7.50% (8.50%), 6/8/2026		10,139	10,069	10,098	0.7%
Edelman Financial Services, LLC (a) (j)	Financials	L+6.75% (6.90%), 7/20/2026		8,852	8,837	8,852	0.6%
HAH Group Holding Company, LLC (c) (h)	Healthcare	L+8.50% (9.50%), 10/20/2028		12,445	12,140	12,140	0.9%
Hyland Software, Inc. (h)	Technology	L+7.00% (7.75%), 7/7/2025		6,075	6,094	6,111	0.4%
MLN US Holdco, LLC (a) (c) (h) (i)	Technology	L+8.75% (8.90%), 11/30/2026		3,000	2,956	1,941	0.1%
PetVet Care Centers, LLC (c) (h)	Healthcare	L+6.25% (6.40%), 2/13/2026		3,539	3,528	3,486	0.3%
PI US Holdco III, Ltd. (a) (c) (k)	Financials	L+7.25% (8.25%), 12/22/2025		7,865	7,810	7,802	0.6%
Project Boost Purchaser, LLC (k)	Business Services	L+8.00% (8.15%), 5/31/2027		1,848	1,848	1,783	0.1%
QuickBase, Inc. (c)	Technology	L+8.00% (8.15%), 4/2/2027		7,484	7,367	7,353	0.5%
Recess Holdings, Inc. (c) (h)	Industrials	L+7.75% (8.75%), 9/29/2025		16,134	15,968	14,843	1.1%
Renaissance Holding Corp. (c)	Software/Services	L+7.00% (7.15%), 5/29/2026		8,456	8,341	8,287	0.6%
River Cree Enterprises, LP (a) (c) (m)	Gaming/Lodging	10.00%, 5/17/2025	CAD	21,275	16,459	14,245	1.0%
SSH Group Holdings, Inc. (c) (h)	Education	L+8.25% (8.50%), 7/30/2026		10,122	10,051	9,717	0.7%
TIBCO Software, Inc. (k)	Technology	L+7.25% (7.40%), 3/3/2028		13,020	12,961	13,129	0.9%
Travelpro Products, Inc. (a) (c) (m) (x)	Consumer	13.00%, 2.00% PIK, 11/21/2022	CAD	2,966	2,282	1,894	0.1%
Travelpro Products, Inc. (a) (c) (x)	Consumer	14.50%, 11.25% PIK, 11/21/2022		2,563	2,563	2,083	0.1%
Vantage Mobility International, LLC (c) (p) (t) (x)	Transportation	L+6.00% (7.00%) PIK, 9/9/2021		3,341	2,914	944	0.1%
Subtotal Senior Secured Second Lien Debt					$251,957	$239,752	17.1%

Subordinated Debt - 8.5% (b)
Captek Softgel International, Inc. (c) (t) (x)	Health/Fitness	11.50%, 1.50% PIK, 1/30/2023		$7,208	$7,071	$6,012	0.4%
Del Real, LLC (c) (t) (x)	Food & Beverage	14.50%, 2.00% PIK, 4/1/2023		3,639	3,131	3,071	0.2%
DoorDash, Inc. (c) (k)	Technology	10.00% PIK, 3/1/2025		24,331	24,052	24,696	1.8%
Gdb Debt Recovery Authority Of Commonwealth Puerto Rico (a)	Financials	7.50%, 8/20/2040		13,003	9,700	9,963	0.7%
HemaSource, Inc. (c) (k) (x)	Healthcare	11.00%, 1/1/2024		2,235	2,173	2,235	0.2%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Park Ave RE Holdings, LLC (c) (k) (o) (w)	Financials	13.00%, 12/31/2021	$37,237	$37,237	$37,237	2.7%
PCX Aerostructures, LLC (c) (k) (p) (x)	Industrials	6.00%, 8/9/2021	7,995	6,717	9,859	0.7%
Siena Capital Finance, LLC (c) (k) (o)	Financials	12.50%, 5/15/2024	25,500	25,493	25,500	1.8%
Subtotal Subordinated Debt				$115,574	$118,573	8.5%

Collateralized Securities - 7.6% (b)
Collateralized Securities - Debt Investments
Avery Point CLO, Ltd. 15-6A E1 (a) (c) (k)	Diversified Investment Vehicles	L+5.50% (5.72%), 8/6/2027	$3,500	$3,202	$3,074	0.2%
Babson CLO, Ltd. 16-2A ER (a) (c)	Diversified Investment Vehicles	L+6.50% (6.72%), 7/20/2028	2,650	2,402	2,588	0.2%
Ballyrock, Ltd. 16-1A ER (a) (c)	Diversified Investment Vehicles	L+6.95% (7.19%), 10/16/2028	2,600	2,305	2,554	0.2%
Catamaran CLO, Ltd. 16-1A D (a) (c) (k)	Diversified Investment Vehicles	L+6.65% (6.87%), 1/18/2029	7,250	7,076	6,982	0.5%
Cedar Funding, Ltd. 14-4A ER (a) (c)	Diversified Investment Vehicles	L+6.36% (6.57%), 7/23/2030	2,500	2,214	2,406	0.2%
CIFC Funding, Ltd. 15-5A DR (a) (c)	Diversified Investment Vehicles	L+5.55% (5.76%), 10/25/2027	3,000	2,660	2,797	0.2%
Dryden Senior Loan Fund 17-49A E (a) (c) (k)	Diversified Investment Vehicles	L+6.30% (6.52%), 7/18/2030	3,000	2,900	2,854	0.2%
Dryden Senior Loan Fund 2014-36A ER2 (a) (c) (k)	Diversified Investment Vehicles	L+6.88% (7.12%), 4/15/2029	2,000	1,953	1,905	0.1%
Eaton Vance CDO, Ltd. 15-1A FR (a) (c) (k)	Diversified Investment Vehicles	L+7.97% (8.19%), 1/20/2030	2,000	1,819	1,717	0.1%
Greywolf CLO, Ltd. 20-3RA ER (a) (c) (k)	Diversified Investment Vehicles	L+8.74% (8.96%), 4/15/2033	1,000	934	868	0.1%
Highbridge Loan Management, Ltd. 11A-17 E (a) (c)	Diversified Investment Vehicles	L+6.10% (6.33%), 5/6/2030	3,000	2,535	2,665	0.2%
ICG US CLO, Ltd. 15-2RA D (a) (c) (k)	Diversified Investment Vehicles	L+6.99% (7.22%), 1/17/2033	1,500	1,430	1,350	0.1%
Jamestown CLO, Ltd. 17-10A D (a) (c)	Diversified Investment Vehicles	L+6.70% (6.92%), 7/17/2029	1,200	978	1,114	0.1%
LCM, Ltd. Partnership 16A ER2 (a) (c) (k)	Diversified Investment Vehicles	L+6.38% (6.62%), 10/15/2031	2,500	2,323	2,266	0.2%
Madison Park Funding, Ltd. 14-13A ER (a) (c)	Diversified Investment Vehicles	L+5.75% (5.97%), 4/19/2030	2,500	2,031	2,281	0.2%
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (k) (p)	Diversified Investment Vehicles	L+11.00% (11.21%), 4/25/2031	4,750	4,567	3,632	0.3%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (k) (p) (t)	Diversified Investment Vehicles	L+7.50% (7.72%), 1/20/2027	10,728	9,626	5,459	0.4%
OCP CLO, Ltd. 14-5A DR (a) (c) (k)	Diversified Investment Vehicles	L+5.70% (5.91%), 4/26/2031	2,200	2,072	2,069	0.1%
OZLM, Ltd. 15-12A D (a) (c)	Diversified Investment Vehicles	L+5.40% (5.61%), 4/30/2027	2,489	2,148	2,223	0.2%
Regatta II Funding, LP 13-2A DR2 (a) (c)	Diversified Investment Vehicles	L+6.95% (7.19%), 1/15/2029	2,000	1,790	1,915	0.1%
Regatta IX Funding, Ltd. 17-1A E (a) (c)	Diversified Investment Vehicles	L+6.00% (6.22%), 4/17/2030	2,000	1,782	1,942	0.1%
Sound Point CLO, Ltd. 16-1A ER (a) (c)	Diversified Investment Vehicles	L+5.25% (5.47%), 7/20/2028	3,750	3,076	3,469	0.2%
Sound Point CLO, Ltd. 16-3A E (a) (c)	Diversified Investment Vehicles	L+6.65% (6.86%), 1/23/2029	2,500	2,136	2,381	0.2%
Sound Point CLO, Ltd. 17-1A E (a) (c) (k)	Diversified Investment Vehicles	L+5.96% (6.17%), 1/23/2029	4,000	3,788	3,550	0.2%
Sound Point CLO, Ltd. 17-2A E (a) (c)	Diversified Investment Vehicles	L+6.10% (6.31%), 7/25/2030	2,400	1,999	2,040	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Sound Point CLO, Ltd. 18-3A D (a) (c) (k)	Diversified Investment Vehicles	L+5.79% (6.00%), 10/26/2031	$1,000	$917	$892	0.1%
Sound Point CLO, Ltd. 2015-3A ER (a) (c) (k)	Diversified Investment Vehicles	L+5.25% (5.47%), 1/20/2028	2,000	1,896	1,902	0.1%
Symphony CLO, Ltd. 2012-9A ER2 (a) (c) (k)	Diversified Investment Vehicles	L+6.95% (7.18%), 7/16/2032	3,000	2,947	2,757	0.2%
TCW CLO 2019-1 AMR, Ltd. 19-1A F (a) (c) (k)	Diversified Investment Vehicles	L+8.67% (8.89%), 2/15/2029	2,500	2,407	2,277	0.2%
Tralee CLO, Ltd. 13-1A DR (a) (c)	Diversified Investment Vehicles	L+4.18% (4.40%), 7/20/2029	2,500	2,306	2,356	0.2%
Whitehorse, Ltd. 2014-1A E (a) (c) (p)	Diversified Investment Vehicles	L+4.55% (4.76%), 5/1/2026	8,000	7,854	5,592	0.4%
Zais CLO 13, Ltd. 19-13A D1 (a) (c) (k)	Diversified Investment Vehicles	L+4.52% (4.76%), 7/15/2032	3,000	2,866	2,704	0.2%
Collateralized Securities - Equity Investments (n)
Figueroa CLO, Ltd. 2014-1A Side Letter (a) (c)	Diversified Investment Vehicles	25.44%, 1/15/2027	$2,986	$132	$—	—%
MidOcean Credit CLO 2013-2A INC (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 1/29/2030	37,600	15,829	6,313	0.4%
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (k) (p) (v)	Diversified Investment Vehicles	18.63%, 4/25/2031	31,603	19,045	15,631	1.1%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 1/20/2027	31,575	6,285	—	—%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 3/20/2025	1,970	263	—	—%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026	1,886	134	—	—%
Whitehorse, Ltd. 2014-1A SUB (a) (c) (p) (v)	Diversified Investment Vehicles	0.00%, 5/1/2026	36,000	6,965	—	—%
Subtotal Collateralized Securities				$139,592	$106,525	7.6%

Equity/Other - 16.4% (b) (d)
Aden & Anais Holdings, Inc. (c) (e) (x)	Retail		4,470	$—	$—	—%
Answers Corp. (c) (e) (p)	Media/Entertainment		908,911	$11,361	$727	0.1%
Baker Hill Acquisition, LLC (c) (e) (x)	Financials		22,653	—	—	—%
Black Mountain Sand, LLC (c) (e) (u)	Energy		55,463	—	3	0.0%
Capstone Nutrition Development, LLC (c) (e) (p) (u)	Consumer		47,883	4,468	5,928	0.4%
Captek Softgel International, Inc. (c) (e) (x)	Health/Fitness		8,498	942	—	—%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (e) (p)	Media/Entertainment		539,708	1,224	1,224	0.1%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (e) (p)	Media/Entertainment		874,000	437	437	0.0%
Clover Technologies Group, LLC (c) (e)	Industrials		2,753	275	423	0.0%
Clover Technologies Group, LLC (c) (e)	Industrials		180,274	1,153	20	0.0%
CRD Holdings, LLC (a) (c) (o) (u)	Energy	9.00%	52,285,603	13,770	14,557	1.0%
CRS-SPV, Inc. (c) (e) (k) (o) (x)	Industrials		246	2,219	1,393	0.1%
Danish CRJ, Ltd. (a) (c) (e) (p) (r)	Transportation		5,002	—	—	—%
Data Source Holdings, LLC (c) (e) (x)	Business Services		10,617	140	203	0.0%
Del Real, LLC (c) (e) (u) (x)	Food & Beverage		670,510	382	—	—%
Dyno Acquiror, Inc. (c) (e) (x)	Consumer		134,102	58	80	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
First Eagle Greenway Fund II, LLC (a) (k) (p)	Diversified Investment Vehicles		5,329	$5,329	$1,759	0.1%
Foresight Energy Operating, LLC (c) (e) (p) (u)	Energy		158,093	2,087	2,520	0.2%
HemaSource, Inc. (c) (e) (x)	Healthcare		223,503	168	246	0.0%
Integrated Efficiency Solutions, Inc. (c) (e) (x)	Industrials		53,215	56	—	—%
Integrated Efficiency Solutions, Inc. (c) (e) (x)	Industrials		2,975	3	—	—%
Internap Corp (c) (e) (p)	Business Services		1,293,189	543	2,231	0.2%
Jakks Pacific, Inc. (c) (e) (p)	Consumer		3,389	102	402	0.0%
Jakks Pacific, Inc. (e) (p) (s)	Consumer		9,884	41	49	0.0%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (o) (z)	Transportation		1	—	42,952	3.1%
Kahala Ireland OpCo Designated Activity Company (a) (c) (o) (z)	Transportation		3,250,000	—	3,250	0.2%
Kahala US OpCo, LLC (a) (c) (e) (o) (y)	Transportation	13.00%	4,413,472	—	—	—%
KidKraft, Inc. (c) (e) (u) (x)	Consumer		2,682,257	—	—	—%
KMTEX, LLC (c) (e) (o) (u)	Chemicals		4,162,000	2,793	2,289	0.2%
KMTEX, LLC (c) (e) (o) (u)	Chemicals		442,000	—	—	—%
Lakeview Health Holdings, Inc. (c) (e) (x)	Healthcare		447	—	—	—%
LendingHome Corp. (c) (p)	Financials	8.00%	13,986,239	59,823	59,823	4.3%
MCS Acquisition Corp. (c) (e)	Business Services		31,521	4,103	3,089	0.2%
MGTF Holdco, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Motor Vehicle Software Corp. (c) (x)	Business Services		223,503	318	279	0.0%
New Constellis Holdings Inc. (c) (e) (x)	Business Services		2,316	67	67	0.0%
Nomacorc, LLC (c) (e) (u) (x)	Industrials		356,816	56	111	0.0%
Park Ave RE Holdings, LLC (c) (e) (k) (o) (w)	Financials		719	2,415	3,300	0.3%
PCX Aerostructures, LLC (c) (e) (p) (x)	Industrials		27,250	—	—	—%
PCX Aerostructures, LLC (c) (e) (p) (x)	Industrials		1,356	—	76	0.0%
PCX Aerostructures, LLC (c) (e) (p) (x)	Industrials		315	—	535	0.0%
PennantPark Credit Opportunities Fund II, LP (a) (p)	Diversified Investment Vehicles		8,739	8,132	9,274	0.7%
PT Network, LLC (c) (e) (u)	Healthcare		3	—	—	—%
RMP Group, Inc. (c) (u) (x)	Financials		223	164	299	0.0%
Schweiger Dermatology Group, LLC (c) (e) (u) (x)	Healthcare		265,024	—	—	—%
Siena Capital Finance, LLC (c) (k) (o)	Financials		35,839,400	36,548	35,839	2.6%
Skillsoft Corp. (c) (e)	Technology		39,794	4,993	7,163	0.5%
Smile Brands, Inc. (c) (e) (x)	Healthcare		712	815	1,141	0.1%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
SYNACOR, Inc. (e) (s)	Technology		59,785	—	81	0.0%
Tap Rock Resources, LLC (c) (g) (p) (u)	Energy		18,356,442	9,973	11,405	0.8%
Tax Advisors Group, LLC (c) (u) (x)	Financials		86	609	963	0.1%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		633,382	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Team Waste, LLC (c) (p) (u) (x)	Industrials		128,483	$2,569	$2,570	0.2%
Tennenbaum Waterman Fund, LP (a) (k) (p)	Diversified Investment Vehicles		10,000	10,000	10,087	0.7%
Travelpro Products, Inc. (a) (c) (e) (x)	Consumer		447,007	506	—	—%
United Biologics, LLC (c) (e) (u) (x)	Healthcare		4,206	31	15	0.0%
United Biologics, LLC (c) (e) (u) (x)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u) (x)	Healthcare		99,236	—	—	—%
United Biologics, LLC (c) (e) (u) (x)	Healthcare		39,769	132	21	0.0%
United Biologics, LLC (c) (e) (u) (x)	Healthcare		223	35	9	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		490	490	228	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		139	139	278	0.0%
Vantage Mobility International, LLC (c) (e) (p) (x)	Transportation		1,468,221	—	—	—%
Vantage Mobility International, LLC (c) (e) (p) (x)	Transportation		391,131	—	—	—%
Vantage Mobility International, LLC (c) (e) (p) (x)	Transportation		3,280,908	3,140	—	—%
World Business Lenders, LLC (c) (e)	Financials		922,669	3,750	2,168	0.2%
WPNT, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
WSO Holdings, LP (c) (e) (x)	Food & Beverage		698	279	529	0.0%
Wythe Will Tzetzo, LLC (c) (e) (u) (x)	Food & Beverage		22,312	302	—	—%
YummyEarth, Inc. (c) (e) (x)	Food & Beverage		223	—	—	—%
Subtotal Equity/Other				$197,375	$230,043	16.4%

TOTAL INVESTMENTS - 187.4% (b)				$2,714,001	$2,623,516	187.4%

Forward foreign currency contracts:

Counterparty	Contract to Deliver	In Exchange For	Maturity Date	Unrealized Depreciation
Goldman Sachs International	CAD 21,807	$16,643	2/17/2021	$477
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
For the period ended March 31, 2021
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
    During the three months ended March 31, 2021, the Company invested approximately $540.9 million in portfolio companies to contribute to the support of their business objectives of which some were contractually obligated. See Note 7 - Commitments and Contingencies. As of March 31, 2021, the Company held investments in loans it made to investee companies with aggregate principal amounts of $1,939.4 million. The details of such investments have been disclosed on the consolidated schedule of investments as well as in Note 3 - Fair Value of Financial Instruments. In addition to providing loans to investee companies, from time to time the Company may assist investee companies in securing financing from other sources by introducing such investee companies to sponsors or other lending institutions.
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
    On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. As of March 31, 2021, the Company had issued 230.0 million shares of common stock for gross proceeds of $2.4 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of March 31, 2021, the Company had repurchased a cumulative 30.7 million shares of common stock through its share repurchase program for payments of $258.5 million.
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
For the period ended March 31, 2021
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
    We have also formed and expect to continue to form consolidated subsidiaries (the “Consolidated Holding Companies”). The Company consolidates the following subsidiaries for accounting purposes: BDCA Funding I, LLC (“Funding I”), BDCA-CB Funding, LLC (“CB Funding”), BDCA 57th Street Funding, LLC ("57th Street"), BDCA Asset Financing, LLC ("BDCA Asset Financing"), 54th Street Equity Holdings, Inc. and the Consolidated Holding Companies. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, the consolidated financial statements may not include all of the information and notes required by U.S. GAAP for annual consolidated financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets, and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2021.
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
Consolidation
    As provided under ASC 946, the Company will generally not consolidate its investment in a company other than a substantially or wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's substantially wholly-owned subsidiaries in its consolidated financial statements. Although the Company owns more than 25% of the voting securities of SLF, the Company does not have sole control over significant actions of SLF for purposes of the 1940 Act or otherwise, and thus does not consolidate its interest.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
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
For the period ended March 31, 2021
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
    Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. For the periods ended March 31, 2021 and 2020, the Company did not incur any offering costs.
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
For the period ended March 31, 2021
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
Dividend income from SLF is recorded on the payment date. Distributions from SLF are evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions as dividend income unless there are sufficient accumulated tax-basis earnings and profit in SLF prior to distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
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
For the period ended March 31, 2021
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
    For investments for which Level 1 inputs, such as quoted prices, were not available at March 31, 2021 and December 31, 2020, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at March 31, 2021 and December 31, 2020 may differ materially from values that would have been used had a ready market for the securities existed.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

    The following table presents fair value measurements of investments, by major class, as of March 31, 2021, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$323,657	$1,159,424	$—	$1,483,081
Senior Secured Second Lien Debt	—	68,196	182,315	—	250,511
Subordinated Debt	—	10,902	75,391	—	86,293
Collateralized Securities	—	—	40,355	—	40,355
Equity/Other	201	—	153,075	21,207	174,483
BDCA Senior Loan Fund, LLC	—	—	304,934	—	304,934
Total	$201	$402,755	$1,915,494	$21,207	$2,339,657
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

    The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2021:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2020	$1,307,957	$186,899	$108,610	$106,525	$208,793	$1,918,784
Net change in unrealized appreciation on investments	16,240	2,534	105	3,624	10,095	32,598
Purchases and other adjustments to cost	115,699	2,002	6,205	135	304,936	428,977
Sales and repayments	(222,327)	(17,695)	(40,077)	(70,929)	(65,172)	(416,200)
Net realized gain (loss)	(1,963)	63	548	1,000	(643)	(995)
Transfers in	21,913	20,285	—	—	—	42,198
Transfers out	(78,095)	(11,773)	—	—	—	(89,868)
Balance as of March 31, 2021	$1,159,424	$182,315	$75,391	$40,355	$458,009	$1,915,494
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$12,672	$2,527	$(248)	$4,446	$10,347	$29,744
Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the period.
    For the three months ended March 31, 2021, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the three months ended March 31, 2021, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
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
For the period ended March 31, 2021
(Unaudited)

For the year ended December 31, 2020, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the year ended December 31, 2020, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
    The composition of the Company’s investments as of March 31, 2021, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,539,830	$1,483,081	63.4%
Senior Secured Second Lien Debt	259,127	250,511	10.7
Subordinated Debt	82,260	86,293	3.7
Collateralized Securities	69,796	40,355	1.7
Equity/Other	131,564	174,483	7.5
BDCA Senior Loan Fund, LLC	304,934	304,934	13.0
Total	$2,387,511	$2,339,657	100.0%
    The composition of the Company’s investments as of December 31, 2020, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$2,009,503	$1,928,623	73.5%
Senior Secured Second Lien Debt	251,957	239,752	9.1
Subordinated Debt	115,574	118,573	4.5
Collateralized Securities	139,592	106,525	4.1
Equity/Other	197,375	230,043	8.8
Total	$2,714,001	$2,623,516	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

BDCA Senior Loan Fund, LLC
On January 20, 2020, BDCA and Cliffwater Corporate Lending Fund (“CCLF”) formed a joint venture, BDCA Senior Loan Fund, LLC (the “SLF”), that invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. BDCA Senior Loan Fund, LLC was formed as a Delaware limited liability company and is not consolidated by either BDCA or CCLF for financial reporting purposes. BDCA provides capital to the SLF in the form of LLC equity interests. As of March 31, 2021, BDCA and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. BDCA and CCLF each appoint two members to SLF's four-person board of directors. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of directors. Quorum is defined as (i) the presence of two members of the board of directors; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of directors; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of directors; provided that two individuals are present that were elected, designated or appointed by each member.
As part of the initial contribution to SLF, BDCA contributed $751.8 million of assets including $664.2 million of investments and $42.4 million of cash as well as $446.9 million worth of liabilities including the Citi Credit Facility debt of $344.4 million in exchange for $304.9 million of equity in SLF. As of March 31, 2021 BDCA’s investment in SLF consisted of equity contributions of $304.9 million. BDCA’s investment in SLF is classified as “Equity/Other” on the Consolidated Schedule of Investments, and other disclosure unless otherwise indicated.
As of March 31, 2021, BDCA Senior Loan Fund, LLC had total assets of $797.9 million. SLF's portfolio consisted of debt investments in 110 portfolio companies as of March 31, 2021. As of March 31, 2021, the largest investment in a single portfolio company in the SLF's portfolio in aggregate principal amount was $21.5 million; and the five largest investments in portfolio companies in the SLF totaled $97.5 million. BDCA Senior Loan Fund, LLC invests in portfolio companies in the same industries in which BDCA may directly invest.

Below is a listing of BDCA Senior Loan Fund, LLC’s individual investments as of March 31, 2021:

March 31, 2021 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)

Senior Secured First Lien Debt
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (b)	Transportation	L+4.75% (5.50%)	4/20/2028	6,316	$6,253	$6,464	1.8%
Accentcare, Inc. (b)	Healthcare	L+5.00% (5.50%)	6/22/2026	2,758	2,779	2,758	0.8%
Access Cig, LLC (b)	Business Services	L+3.75% (3.87%)	2/27/2025	4,266	4,250	4,221	1.2%
Achilles Acquisition, LLC (b)	Financials	L+4.50% (5.25%)	11/16/2027	4,508	4,563	4,504	1.3%
Acrisure, LLC (b)	Financials	L+3.50% (3.70%)	2/16/2027	18,964	18,873	18,711	5.3%
Adtalem Global Education, Inc.	Education	5.50%	3/1/2028	5,000	5,000	4,954	1.4%
Advisor Group, Inc. (b)	Financials	L+4.50% (4.61%)	7/31/2026	7,964	7,964	7,954	2.3%
AHP Health Partners, Inc. (b)	Healthcare	L+3.75% (4.75%)	6/30/2025	13,558	13,570	13,563	3.9%
Alchemy US Holdco 1, LLC (b)	Industrials	L+5.50% (5.61%)	10/10/2025	3,465	3,316	3,344	1.0%
Aldevron, LLC (b)	Healthcare	L+3.25% (4.25%)	10/12/2026	7,669	7,674	7,657	2.2%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

March 31, 2021 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Alvogen Pharma US, Inc. (b)	Healthcare	L+5.25% (6.25%)	12/29/2023	12,818	$12,669	$12,751	3.6%
AP Gaming I, LLC (b)	Gaming/Lodging	L+3.50% (4.50%)	2/15/2024	7,525	7,335	7,356	2.1%
AqGen Ascensus, Inc. (b)	Business Services	L+4.00% (5.00%)	12/3/2026	18,160	18,255	18,143	5.2%
ASG Technologies Group, Inc. (b)	Software/Services	L+3.50% (4.50%)	7/31/2024	757	743	751	0.2%
Asp Navigate Acquisition Corp. (b)	Healthcare	L+4.50% (5.50%)	10/6/2027	3,301	3,309	3,301	0.9%
Avaya Holdings Corp. (b)	Technology	L+4.00% (4.11%)	12/15/2027	17,770	17,770	17,757	5.1%
Avis Budget Car Rental, LLC (b)	Transportation	L+2.25% (2.36%)	8/6/2027	4,950	4,857	4,821	1.4%
BCP Raptor, LLC (b)	Energy	L+4.25% (5.25%)	6/24/2024	13,712	12,717	13,171	3.7%
BCP Renaissance, LLC (b)	Energy	L+3.50% (4.50%)	10/31/2024	3,375	3,320	3,297	0.9%
Bomgar Corp. (b)	Technology	L+4.00% (4.11%)	4/18/2025	1,937	1,943	1,935	0.6%
BMC Software Finance, Inc. (b)	Technology	L+3.75% (3.86%)	10/2/2025	12,859	12,903	12,795	3.6%
Bracket Intermediate Holding Corp. (b)	Healthcare	L+4.25% (4.49%)	9/5/2025	5,242	5,163	5,242	1.5%
BPR Nimbus, LLC (b)	Financials	L+2.50% (2.61%)	8/27/2025	2,992	2,930	2,855	0.8%
CareCentrix, Inc. (b)	Healthcare	L+4.50% (4.70%)	4/3/2025	13,307	13,053	12,122	3.4%
CCRR Parent, Inc. (b)	Healthcare	L+4.25% (5.00%)	3/6/2028	5,000	4,975	5,006	1.4%
Chloe Ox Parent, LLC (b)	Healthcare	L+4.50% (5.50%)	12/23/2024	1,921	1,912	1,921	0.5%
Claros Mortgage Trust, Inc. (b)	Financials	L+5.00% (6.00%)	8/10/2026	6,368	6,368	6,352	1.8%
Community Care Health Network, LLC (b)	Healthcare	L+4.50% (4.61%)	2/17/2025	8,160	8,142	8,174	2.3%
Compass Power Generation, LLC (b)	Utilities	L+3.50% (4.50%)	12/20/2024	2,992	2,983	2,970	0.8%
Connect Finco SARL (b)	Telecom	L+3.50% (4.50%)	12/11/2026	4,596	4,626	4,577	1.3%
Conservice Midco, LLC (b)	Business Services	L+4.25% (4.45%)	5/13/2027	3,093	3,103	3,089	0.9%
CONSOL Energy, Inc. (b)	Energy	L+4.50% (4.61%)	9/27/2024	3,995	3,606	3,740	1.1%
Conterra Ultra Broadband, LLC (b)	Telecom	L+4.50% (4.61%)	4/30/2026	6,762	6,762	6,762	1.9%
CRGT, Inc. (b)	Software/Services	L+6.50% (7.50%)	2/28/2022	7,827	7,571	7,748	2.2%
Dunn Paper, Inc. (b)	Paper & Packaging	L+4.75% (5.75%)	8/26/2022	581	546	581	0.2%
Edgewater Generation, LLC (b)	Utilities	L+3.75% (3.86%)	12/12/2025	2,979	2,959	2,940	0.8%
Emerald 2, Ltd. (b)	Industrials	L+3.50% (3.61%)	7/10/2026	520	517	516	0.1%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

March 31, 2021 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
eResearchTechnology, Inc. (b)	Healthcare	L+4.50% (5.50%)	2/4/2027	1,561	$1,569	$1,561	0.4%
Fastlane Parent Co, Inc. (b)	Transportation	L+4.50% (4.61%)	2/4/2026	1,581	1,581	1,577	0.5%
First Advantage Holdings, LLC (b)	Business Services	L+3.00% (3.11%)	1/29/2027	1,496	1,493	1,484	0.4%
Golden Nugget, LLC (b)	Gaming/Lodging	L+2.50% (3.25%)	10/4/2023	2,992	2,956	2,941	0.8%
Greenway Health, LLC (b)	Healthcare	L+3.75% (4.75%)	2/16/2024	4,770	4,411	4,531	1.3%
GTT Communications BV (b)	Telecom	L+7.50% (8.50%) 2.50% PIK	12/28/2021	1,072	1,072	1,087	0.3%
HAH Group Holding Company, LLC (b)	Healthcare	L+5.00% (6.00%)	10/29/2027	5,871	5,783	5,871	1.7%
HS Purchaser, LLC (b)	Software/Services	L+4.75% (5.75%)	11/19/2026	160	160	160	0.0%
IDERA, Inc. (b)	Technology	L+3.75% (4.50%)	3/2/2028	7,035	7,048	6,981	2.0%
Iri Holdings, Inc. (b)	Business Services	L+4.25% (4.36%)	12/1/2025	7,879	7,858	7,879	2.2%
Jane Street Group, LLC (b)	Financials	L+2.75% (2.86%)	1/26/2028	9,975	9,962	9,860	2.8%
LogMeIn, Inc. (b)	Software/Services	L+4.75% (4.85%)	8/31/2027	5,985	5,941	5,964	1.7%
LSCS Holdings, Inc. (b)	Healthcare	L+4.25% (4.51%)	3/17/2025	1,591	1,553	1,574	0.5%
LSCS Holdings, Inc. (b)	Healthcare	L+4.25% (4.51%)	3/17/2025	6,164	5,988	6,099	1.7%
McGraw Hill, LLC (b)	Publishing	L+4.75% (5.75%)	11/1/2024	3,000	2,974	2,994	0.9%
MED Parentco, LP (b)	Healthcare	L+4.25% (4.36%)	8/31/2026	1,423	1,410	1,410	0.4%
MED Parentco, LP (b)	Healthcare	L+4.25% (4.36%)	8/31/2026	6,573	6,515	6,515	1.9%
Medallion Midland Acquisition, LP (b)	Energy	L+3.25% (4.25%)	10/30/2024	3,642	3,599	3,604	1.0%
Medical Solutions Holdings, Inc. (b)	Healthcare	L+4.50% (5.50%)	6/14/2024	2,608	2,565	2,605	0.7%
MH Sub I, LLC (b)	Business Services	L+3.75% (4.75%)	9/13/2024	6,484	6,484	6,477	1.8%
Gainwell Acquisition Corp. (b)	Healthcare	L+4.00% (4.75%)	10/1/2027	4,988	4,916	4,963	1.4%
Millennium Park HoldCo, Inc. (b)	Business Services	L+4.25% (5.25%)	6/5/2024	906	880	887	0.3%
National Mentor Holdings, Inc. (b)	Healthcare	L+3.75% (4.50%)	3/2/2028	6,997	6,962	6,950	2.0%
National Mentor Holdings, Inc. (b)	Healthcare	L+3.75% (4.50%)	3/2/2028	233	232	232	0.1%
Navitas Midstream Midland Basin, LLC (b)	Energy	L+4.50% (5.50%)	12/13/2024	21,507	21,309	21,480	6.1%
Onex TSG Intermediate Corp. (b)	Healthcare	L+4.75% (5.50%)	2/23/2028	5,000	4,901	4,901	1.4%
Pelican Products, Inc. (b)	Consumer	L+3.50% (4.50%)	5/1/2025	2,614	2,527	2,580	0.7%
Perstorp Holding Ab (b)	Chemicals	L+4.75% (4.95%)	2/27/2026	8,845	8,317	8,447	2.4%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

March 31, 2021 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Petrochoice Holdings, Inc. (b)	Industrials	L+5.00% (6.00%)	8/19/2022	2,032	$1,912	$1,931	0.6%
PG&E Corp. (b)	Utilities	L+3.00% (3.50%)	6/23/2025	10,779	10,824	10,756	3.1%
Accentcare, Inc. (b)	Healthcare	L+4.50% (4.61%)	6/22/2026	13,337	13,337	13,304	3.8%
Premier Dental Services, Inc. (b)	Healthcare	L+5.25% (6.25%)	6/30/2023	402	397	391	0.1%
Premise Health Holding Corp. (b)	Healthcare	L+3.50% (3.75%)	7/10/2025	728	720	729	0.2%
Protective Industrial Products, Inc. (b)	Industrials	L+4.00% (4.75%)	12/29/2027	7,000	6,967	6,984	2.0%
PSC Industrial Holdings Corp. (b)	Industrials	L+3.75% (4.75%)	10/11/2024	4,530	4,413	4,422	1.3%
Regionalcare Hospital Partners Holdings, Inc. (b)	Healthcare	L+3.75% (3.86%)	11/14/2025	13,195	13,252	13,153	3.7%
S&S Holdings, LLC (b)	Consumer	L+5.00% (5.50%)	3/10/2028	7,000	6,791	6,799	1.9%
Safe Fleet Holdings, LLC (b)	Industrials	L+3.00% (4.00%)	2/3/2025	2,392	2,375	2,343	0.7%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+4.50% (4.61%)	6/28/2026	946	894	917	0.3%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+4.50% (4.61%)	6/28/2026	17,494	16,563	16,969	4.8%
Schenectady International Group, Inc. (b)	Chemicals	L+4.75% (4.86%)	10/15/2025	21,454	21,303	21,293	6.1%
Sierra Acquisition, Inc. (b)	Food & Beverage	L+4.00% (5.00%)	11/11/2024	4,940	4,705	4,841	1.4%
Spirit Aerosystems, Inc. (b)	Industrials	L+5.25% (6.00%)	1/15/2025	2,575	2,611	2,582	0.7%
SRS Distribution, Inc. (b)	Business Services	L+3.00% (3.11%)	5/23/2025	2,992	2,979	2,950	0.8%
Staples, Inc. (b)	Business Services	L+5.00% (5.21%)	4/16/2026	4,987	4,926	4,866	1.4%
Station Casinos, LLC (b)	Gaming/Lodging	L+2.25% (2.50%)	2/8/2027	2,999	2,982	2,948	0.8%
Taseko Mines, Ltd.	Industrials	7.00%	2/15/2026	5,000	5,011	5,090	1.4%
Tenneco, Inc.	Transportation	5.13%	4/15/2029	3,846	3,846	3,793	1.1%
The Dun & Bradstreet Corp. (b)	Business Services	L+3.25% (3.36%)	2/6/2026	9,900	9,946	9,838	2.8%
Tivity Health, Inc. (b)	Healthcare	L+5.25% (5.36%)	3/6/2026	1,584	1,576	1,577	0.4%
TransDigm, Inc. (b)	Industrials	L+2.25% (2.36%)	12/9/2025	2,992	2,973	2,928	0.8%
TSL Engineered Products, LLC (b)	Industrials	L+4.75% (5.50%)	1/7/2028	8,074	7,993	7,994	2.3%
Vyaire Medical, Inc. (b)	Healthcare	L+4.75% (5.75%)	4/16/2025	7,892	6,395	6,708	1.9%
WaterBridge Midstream Operating, LLC (b)	Energy	L+5.75% (6.75%)	6/22/2026	13,734	12,040	12,996	3.7%
Watlow Electric Manufacturing Co. (b)	Industrials	L+4.00% (4.50%)	3/2/2028	9,545	9,497	9,527	2.7%
Wirepath, LLC (b)	Consumer	L+4.00% (4.20%)	8/5/2024	7,863	7,406	7,765	2.2%
Wrench Group, LLC (b)	Consumer	L+4.00% (4.20%)	4/30/2026	3,179	3,118	3,179	0.9%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

March 31, 2021 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Subtotal Senior Secured First Lien Debt					$563,997	$565,990	160.8%

Senior Secured Second Lien Debt
Edelman Financial Services, LLC (b)	Financials	L+6.75% (6.86%)	7/20/2026	1,120	$1,109	$1,118	0.3%
Subtotal Senior Secured Second Lien Debt					$1,109	$1,118	0.3%

Collateralized Securities
Collateralized Securities - Debt Investments
Avery Point CLO, Ltd. 15-6A E1	Diversified Investment Vehicles	L+5.50% (5.70%)	8/6/2027	3,500	$3,085	$3,258	0.9%
Catamaran CLO, Ltd. 16-1A D	Diversified Investment Vehicles	L+6.65% (6.87%)	1/18/2029	7,250	6,987	6,880	1.9%
Cedar Funding, Ltd. 14-4A ER	Diversified Investment Vehicles	L+6.36% (6.58%)	7/23/2030	2,500	2,408	2,388	0.7%
CIFC Funding, Ltd. 15-5A DR	Diversified Investment Vehicles	L+5.55% (5.77%)	10/25/2027	3,000	2,802	2,861	0.8%
Dryden Senior Loan Fund 17-49A E	Diversified Investment Vehicles	L+6.30% (6.53%)	7/18/2030	3,000	2,857	2,891	0.8%
Dryden Senior Loan Fund 2014-36A ER2	Diversified Investment Vehicles	L+6.88% (7.12%)	4/15/2029	2,000	1,907	1,921	0.5%
Eaton Vance CDO, Ltd. 15-1A FR	Diversified Investment Vehicles	L+7.97% (8.19%)	1/20/2030	2,000	1,721	1,804	0.5%
Greywolf CLO, Ltd. 20-3RA ER	Diversified Investment Vehicles	L+8.74% (8.96%)	4/15/2033	1,000	869	929	0.3%
Highbridge Loan Management, Ltd. 11A-17 E	Diversified Investment Vehicles	L+6.10% (6.29%)	5/6/2030	3,000	2,671	2,730	0.8%
ICG US CLO, Ltd. 15-2RA D	Diversified Investment Vehicles	L+6.99% (7.21%)	1/17/2033	1,500	1,351	1,366	0.4%
Jamestown CLO, Ltd. 17-10A D	Diversified Investment Vehicles	L+6.70% (6.92%)	7/17/2029	1,200	1,115	1,109	0.3%
LCM, Ltd. Partnership 16A ER2	Diversified Investment Vehicles	L+6.38% (6.62%)	10/15/2031	2,500	2,270	2,317	0.7%
Madison Park Funding, Ltd. 14-13A ER	Diversified Investment Vehicles	L+5.75% (5.97%)	4/19/2030	2,500	2,285	2,333	0.7%
OCP CLO, Ltd. 14-5A DR	Diversified Investment Vehicles	L+5.70% (5.92%)	4/26/2031	2,200	2,071	2,039	0.6%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

March 31, 2021 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
OZLM, Ltd. 15-12A D	Diversified Investment Vehicles	L+5.40% (5.61%)	4/30/2027	2,489	$2,230	$2,288	0.6%
Regatta II Funding, LP 13-2A DR2	Diversified Investment Vehicles	L+6.95% (7.19%)	1/15/2029	2,000	1,917	1,907	0.5%
Sound Point CLO, Ltd. 2015-3A ER	Diversified Investment Vehicles	L+5.25% (5.47%)	1/20/2028	2,000	1,905	1,934	0.5%
Sound Point CLO, Ltd. 18-3A D	Diversified Investment Vehicles	L+5.79% (6.01%)	10/26/2031	1,000	894	885	0.3%
Sound Point CLO, Ltd. 16-1A ER	Diversified Investment Vehicles	L+5.25% (5.47%)	7/20/2028	3,750	3,476	3,443	1.0%
Sound Point CLO, Ltd. 16-3A E	Diversified Investment Vehicles	L+6.65% (6.87%)	1/23/2029	2,500	2,383	2,323	0.7%
Sound Point CLO, Ltd. 17-1A E	Diversified Investment Vehicles	L+5.96% (6.18%)	1/23/2029	4,000	3,559	3,640	1.0%
Sound Point CLO, Ltd. 17-2A E	Diversified Investment Vehicles	L+6.10% (6.32%)	7/25/2030	2,400	2,045	2,062	0.6%
Symphony CLO, Ltd. 2012-9A ER2	Diversified Investment Vehicles	L+6.95% (7.17%)	7/16/2032	3,000	2,760	2,888	0.8%
TCW CLO 2019-1 AMR, Ltd. 19-1A F	Diversified Investment Vehicles	L+8.67% (8.87%)	2/15/2029	2,500	2,282	2,327	0.7%
Tralee CLO, Ltd. 13-1A DR	Diversified Investment Vehicles	L+4.18% (4.40%)	7/20/2029	2,500	2,359	2,379	0.7%
Zais CLO 13, Ltd. 19-13A D1	Diversified Investment Vehicles	L+4.52% (4.76%)	7/15/2032	3,000	2,708	2,745	0.8%
Subtotal Collateralized Securities					$62,917	$63,647	18.1%

TOTAL INVESTMENTS					$628,023	$630,755	179.2%

						Unrealized Appreciation	% of Members' Capital (c)
Unrealized gain on derivatives
Total Return Swap
JPMorgan Chase Bank, N.A. call date 2/15/2022						$143	0.0%

TOTAL UNREALIZED GAIN ON DERIVATIVES						$143	0.0%
______________
(a)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

has provided the spread over LIBOR or Prime and the current interest rate in effect at March 31, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(b)The SLF's investment or a portion thereof is pledged as collateral under the Citi Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(c)Percentages are based on members' capital as of March 31, 2021.
(d)The SLF has various unfunded commitments to portfolio companies.
SLF had $3.2 million of unfunded commitments on delayed draw term loans as of March 31, 2021.
Below is certain summarized financial information for the BDCA Senior Loan Fund, LLC as of March 31, 2021 and for the period January 20, 2021 through March 31, 2021:

Selected Statements of Assets and Liabilities Information	March 31,
2021
(Unaudited)
ASSETS
Investments, at fair value	$630,755
Cash and other assets	167,107
Total assets	$797,862

LIABILITIES
Revolving credit facilities	$376,412
Other liabilities	69,477
Total liabilities	445,889

MEMBERS' CAPITAL
Total members' capital	$351,973

Total liabilities and members' capital	$797,862

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

Selected Statements of Operations Information	For the period January 20, 2021 through March 31,
2021
(Unaudited)
Investment income:
Total investment income	$8,452

Operating expenses:
Interest and credit facility financing expenses	1,594
Other expenses	283
Total expenses	1,877

Net investment income	6,575

Realized and unrealized gain:
Net realized and unrealized gain	3,478

Net increase in net assets resulting from operations	$10,053

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

Significant Unobservable Inputs
    The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of March 31, 2021. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$912,609	Discounted Cash Flow	Market Yield	5.00%	41.00%	8.70%
Senior Secured First Lien Debt	107,464	Yield Analysis	Market Yield	2.00%	14.13%	7.21%
Senior Secured First Lien Debt	67,653	Waterfall Analysis	EBITDA Multiple	0.42x	15.50x	7.83x
Senior Secured First Lien Debt (c)	46,709	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt (b)	13,549	Waterfall Analysis	Discount Rate	15.00%	15.00%	15.00%
Senior Secured First Lien Debt	11,440	Waterfall Analysis	Revenue Multiple	0.20x	0.77x	0.35x
Senior Secured Second Lien Debt	100,804	Discounted Cash Flow	Market Yield	7.25%	23.75%	10.77%
Senior Secured Second Lien Debt	74,087	Yield Analysis	Market Yield	9.38%	11.53%	10.34%
Senior Secured Second Lien Debt	4,871	Waterfall Analysis	Revenue Multiple	0.52x	1.30x	1.15x
Senior Secured Second Lien Debt (b)	2,553	Waterfall Analysis	EBITDA Multiple	5.20x	5.20x	5.20x
Subordinated Debt (b)	32,237	Discounted Cash Flow	Discount Rate	9.55%	9.55%	9.55%
Subordinated Debt (b)	28,500	Waterfall Analysis	Tangible Net Asset Value Multiple	1.65x	1.65x	1.65x
Subordinated Debt (c)	11,467	N/A	N/A	N/A	N/A	N/A
Subordinated Debt (b)	3,187	Yield Analysis	Market Yield	23.92%	23.92%	23.92%
Collateralized Securities	40,355	Discounted Cash Flow	Discount Rate	13.00%	32.00%	21.25%
Equity/Other (b)	39,423	Waterfall Analysis	Tangible Net Asset Value Multiple	1.65x	1.65x	1.65x
Equity/Other	39,202	Waterfall Analysis	Discount Rate	15.00%	15.00%	15.00%
Equity/Other	29,020	Waterfall Analysis	EBITDA Multiple	3.25x	11.74x	6.77x
Equity/Other	23,813	Discounted Cash Flow	Discount Rate	3.00%	13.78%	8.64%
Equity/Other	15,366	Waterfall Analysis	Revenue Multiple	0.11x	2.86x	2.50x
Equity/Other (c)	2,911	N/A	N/A	N/A	N/A	N/A
Equity/Other	2,674	Waterfall Analysis	TBV Multiple	1.42x	3.70x	3.27x
Equity/Other (b)	666	Discounted Cash Flow	Market Yield	12.50%	12.50%	12.50%
BDCA Senior Loan Fund, LLC (b)	304,934	Discounted Cash Flow	Discount Rate	8.97%	8.97%	8.97%
Total	$1,915,494
______________
(a)Weighted averages are calculated based on fair value of investments.
(b)This asset category contains one investment.
(c)Investment(s) were valued based on recent or pending transactions expected to close after the valuation date.
    There were no significant changes in valuation approach or technique as of March 31, 2021.
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
For the period ended March 31, 2021
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

    The income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2021 and December 31, 2020. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
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
As of March 31, 2021, the Company had six portfolio companies on non-accrual with a total amortized cost of $84.4 million and fair value of $42.0 million, which represented 3.5% and 1.8% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2020, the Company had eleven portfolio companies on non-accrual with a total amortized cost of $104.1 million and fair value of $55.4 million, which represented 3.8%, and 2.1% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
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
    As of March 31, 2021 and December 31, 2020, $9.6 million and $9.6 million was payable to the Adviser for base management fees, respectively.
    For the three months ended March 31, 2021 and 2020, the Company incurred $9.6 million and $9.9 million, respectively, in base management fees under the Investment Advisory Agreement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
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
    As of March 31, 2021 and December 31, 2020, $7.0 million and $6.2 million was payable to the Adviser for the incentive fee on income, respectively.
    For the three months ended March 31, 2021 and 2020, the Company incurred $6.7 million and $0.0 million, respectively, in incentive fees on income under the Investment Advisory Agreement.
    The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” is an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to the Company’s liquidation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). This fee equals 20% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three months ended March 31, 2021 and 2020, the Company did not incur incentive fees on capital gains during operations under the Investment Advisory Agreement.
Administration Agreement
    In connection with the Administration Agreement, BSP provides the Company with office facilities and administrative services. As of March 31, 2021 and December 31, 2020, $0.5 million and $0.5 million was payable to BSP under the Administration Agreement, respectively.
    For the three months ended March 31, 2021 and 2020, the Company incurred $0.5 million and $0.7 million, respectively, in administrative service fees under the Administration Agreement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

    The New Wells Fargo Credit Facility provides for borrowings through August 28, 2023, and any amounts borrowed under the New Wells Fargo Credit Facility will mature on August 28, 2025. The New Wells Fargo Credit Facility is priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread calculated based upon the composition of loans in the collateral pool, which will not exceed 2.75% per annum. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the commitments available under the New Wells Fargo Credit Facility have not been borrowed. The non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeds 25%. Funding I paid a structuring fee and incurred other customary costs and expenses in connection with the New Wells Fargo Credit Facility. Pursuant to an amendment entered into on April 6, 2021, the commitment fee for any unused portion of the New Wells Fargo Credit Facility was temporarily reduced until September 30, 2021. Additionally, the maximum spread was reduced from 2.75% to 2.50% as a result of this amendment. The other terms of the New Wells Fargo Credit Facility were unchanged.
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
    The JPM Credit Facility provides for borrowings through August 28, 2023, and any amounts borrowed under the JPM Credit Facility will mature on August 28, 2023 unless the administrative agent exercises its option to extend the maturity date to August 28, 2024. The JPM Credit Facility is priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.75% per annum. Interest is payable quarterly in arrears. 57th Street will be subject to a non-usage fee to the extent the commitments available under the JPM Credit Facility have not been borrowed. The non-usage fee per annum is 0.50% for the first 20% of the unused balance and 2.75% for the portion of the unused balance that exceeds 20%. 57th Street paid a structuring fee and incurred other customary costs and expenses in connection with the JPM Credit Facility. On January 21, 2021, the Company entered into an amendment (the “JPM Amendment”) to the JPM Credit Facility. The JPM Amendment, among other things, increases the amount that the Company is permitted to borrow under the JPM Credit Agreement from $300.0 million to $400.0 million. On April 12, 2021, the Company, through 57th Street, amended and restated the JPM Credit Facility. The amendment and restatement temporarily reduces the previous minimum funding amount until October 13, 2021. The other material terms of the JPM Credit Facility were unchanged.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

Citi Credit Facility
    On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into a credit facility (as amended from time to time, the “Citi Credit Facility”) with Citibank, N.A. ("Citi") as administrative agent and U.S. Bank as collateral agent, account bank, and collateral custodian. From January 1, 2020 to January 20, 2021 the Citi Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, with a reinvestment period ending on May 31, 2021 and maturity date of May 31, 2022. On January 20, 2021, BDCA Senior Loan Fund, LLC (the "SLF"), a newly formed joint venture co-managed by the Company entered into an amendment to the Citi Credit Facility (the “Citi Credit Agreement”). The amendment, among other things, (i) replaces the Company with SLF as the collateral manager under the Citi Credit Agreement, (ii) extends the end of the reinvestment period from May 31, 2021 to May 31, 2023 and (iii) extends the final maturity date from May 31, 2022 to May 31, 2024. As a result of this amendment to the Citi Credit Facility, the Company incurred a realized loss on extinguishment of debt of $(1.3) million. In connection with the Citi Credit Facility, CB Funding has made certain representations and warranties, is required to comply with various covenants, reporting requirements, and other customary requirements for similar facilities and is subject to certain customary events of default. Upon the occurrence and during the continuation of an event of default, Citi may declare the outstanding advances and all other obligations under the Citi Credit Facility immediately due and payable. During the continuation of an event of default, CB Funding must pay interest at a default rate.
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
For the period ended March 31, 2021
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
For the period ended March 31, 2021
(Unaudited)

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
For the period ended March 31, 2021
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

2026 Notes
On March 24, 2021, the Company entered into a Purchase Agreement (the “2026 Notes Purchase Agreement”) with the initial purchaser listed therein relating to the Company’s sale of $300.0 million aggregate principal amount of its 3.25% fixed rate notes due 2026 (the “2026 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The 2026 Notes Purchase Agreement also includes customary representations, warranties, and covenants by the Company. Under the terms of the 2026 Notes Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The 2026 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2026 Notes were approximately $296.0 million, after deducting the Initial Purchaser’s discounts and commissions and estimated offering expenses. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes. The 2026 Notes were issued pursuant to the Indenture dated as of March 29, 2021 (the “2021 Indenture”), between the Company and the Trustee, and a Supplemental Indenture, dated as of March 29, 2021 (the “First Supplemental Indenture”), between the Company and the Trustee. The 2026 Notes will mature on March 30, 2026, unless repurchased or redeemed in accordance with their terms prior to such date. The 2026 Notes bear interest at a rate of 3.25% per year payable semi-annually on March 30 and September 30 of each year, commencing on September 30, 2021. The 2026 Notes will be general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2026 Notes. The 2026 Notes will rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by the Company’s wholly owned, special purpose financing subsidiaries. The 2021 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2026 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the 2021 Indenture. In addition, if a change of control repurchase event, as defined in the 2021 Indenture, occurs prior to maturity, holders of the 2026 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2026 Notes at a repurchase price equal to 100% of the principal amount of the 2026 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. In connection with the sale of the 2026 Notes, the Company entered into a Registration Rights Agreement, dated as of March 29, 2021 (the “Registration Rights Agreement”), with J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as the representatives of the initial purchasers of the 2026 Notes. Pursuant to the Registration Rights Agreement, the Company is obligated to file with the SEC a registration statement requiring the Company to an offer to exchange the 2026 Notes for new notes issued by the Company that are registered under the Securities Act and otherwise have terms substantially identical to those of the 2026 Notes, and to use its commercially reasonable efforts to cause such registration statement to be declared effective. If the Company is not able to effect the exchange offer, the Company will be obligated to file a shelf registration statement covering the resale of the 2026 Notes and use its commercially reasonable efforts to cause such registration statement to be declared effective. If the Company fails to satisfy its registration obligations by certain dates specified in the Registration Rights Agreement, it will be required to pay additional interest to the holders of the 2026 Notes.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

    The following table represents borrowings as of March 31, 2021:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	8/28/2025	$300,000	$173,700	$(6,724)	$166,976
JPM Credit Facility	8/28/2023	400,000	120,000	(1,052)	118,948
MassMutual Credit Facility	12/31/2025	100,000	—	(2,147)	(2,147)
2026 Notes	3/30/2026	300,000	296,101	(495)	295,606
2024 Notes	12/15/2024	100,000	99,116	(138)	98,978
2023 Notes	5/30/2023	60,000	59,859	(408)	59,451
2022 Notes	12/30/2022	150,000	149,711	(797)	148,914
Totals		$1,410,000	$898,487	$(11,761)	$886,726

    The following table represents borrowings as of December 31, 2020:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	8/28/2025	$300,000	$253,000	$(7,099)	$245,901
JPM Credit Facility	8/28/2023	300,000	289,000	(894)	288,106
Citi Credit Facility	5/31/2022	400,000	267,250	(1,335)	265,915
MassMutual Credit Facility	12/31/2025	100,000	—	(2,258)	(2,258)
2024 Notes	12/15/2024	100,000	99,057	(147)	98,910
2023 Notes	5/30/2023	60,000	59,843	(455)	59,388
2022 Notes	12/30/2022	150,000	149,671	(910)	148,761
Totals		$1,410,000	$1,117,821	$(13,098)	$1,104,723

    The weighted average annualized interest cost for all borrowings for the three months ended March 31, 2021 and 2020 was 3.50% and 4.11%, respectively. The average daily debt outstanding for the three months ended March 31, 2021 and 2020 was $1.0 billion and $1.2 billion, respectively. The maximum debt outstanding for the three months ended March 31, 2021 and 2020 was $1.6 billion and $1.3 billion, respectively.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

The following table represents interest and debt fees for the three months ended March 31, 2021:

	Three months ended March 31, 2021
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (6)	Other Fees (7)
Wells Fargo Credit Facility	(1)	(2)	$1,938	$376	$60
JPM Credit Facility	(3)	(4)	2,172	104	183
Citi Credit Facility (8)	L+1.60%	0.50%	277	49	48
MassMutual Credit Facility	(5)	0.50%	—	111	138
2026 Notes	3.25%	n/a	60	1	—
2024 Notes	4.85%	n/a	1,271	9	—
2023 Notes	5.38%	n/a	822	47	—
2022 Notes	4.75%	n/a	1,822	112	—
Totals			$8,362	$809	$429

______________
(1) Prior to an amendment on July 7, 2020, the Wells Fargo Credit Facility had an interest rate priced at one-month LIBOR, with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum, depending on the composition of the portfolio of loans owned. From July 7, 2020 until August 28, 2020, the Wells Fargo Credit Facility had an interest rate priced at one-month LIBOR, with no LIBOR floor, plus a spread of 2.75% per annum. From August 28, 2020 through March 31, 2021, the Wells Fargo Credit Facility had an interest rate priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 2.75% per annum.
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
(8) Amounts presented represent activity prior to the Citi Credit Agreement on January 20, 2021.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
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
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates, and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature. The fair value of the Company's 2022 Notes, 2023 Notes, 2024 Notes, and 2026 Notes, are derived from market indications provided by Bloomberg Finance L.P. at March 31, 2021 and December 31, 2020.
    At March 31, 2021, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2021 and December 31, 2020, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
    The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount at March 31, 2021	Fair Value at March 31, 2021
Wells Fargo Credit Facility	3	$173,700	$173,700
JPM Credit Facility	3	120,000	120,000
MassMutual Credit Facility	3	—	—
2026 Notes	3	296,101	296,793
2024 Notes	3	99,116	101,034
2023 Notes	3	59,859	62,014
2022 Notes	3	149,711	154,692
		$898,487	$908,233

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

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
    At March 31, 2021 and December 31, 2020, the forward foreign currency contracts were classified within Level 2 of the fair value hierarchy. The foreign currency forward contract held as of March 31, 2021, was subject to ISDA Master Agreements or similar agreements. The foreign currency forward contract held as of December 31, 2020, was subject to ISDA Master Agreements or similar agreements.
    The Company is operated by a person who has claimed an exclusion from the definition of the "commodity pool operator" under the Commodity Exchange Act, and, therefore, who is not subject to registration or regulation as a pool operator under such Act.
Note 7 — Commitments and Contingencies
Commitments
    In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2021, the Company had unfunded commitments on delayed draw term loans of $44.3 million (including $42.1 million of non-discretionary commitments and $2.2 million of discretionary commitments), unfunded commitments on revolver term loans of $49.4 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $3.8 million. As of December 31, 2020, the Company had unfunded commitments on delayed draw term loans of $42.7 million (including $40.2 million of non-discretionary commitments and $2.5 million of discretionary commitments), unfunded commitments on revolver term loans of $48.5 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $3.8 million. The Company maintains sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

    As of March 31, 2021, the Company's unfunded commitments consisted of the following:
March 31, 2021

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Arch Global Precision, LLC	Senior Secured First Lien Debt	Delayed draw term loan	$978	$978
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver term loan	1,008	1,008
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	2,844	2,002
Capstone Logistics	Senior Secured First Lien Debt	Delayed draw term loan	2,948	2,948
Capstone Logistics	Senior Secured First Lien Debt	Revolver term loan	1,804	1,804
CCW, LLC	Senior Secured First Lien Debt	Revolver term loan	1,500	1,500
CDHA Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,264	1,264
Cobblestone Intermediate Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	9,499	9,499
CRS-SPV, Inc.	Senior Secured First Lien Debt	Revolver term loan	224	162
Dynagrid Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	2,262	2,149
Florida Food Products, LLC	Senior Secured First Lien Debt	Revolver term loan	1,647	1,186
Health Plan One, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,458	1,458
Higginbotham Insurance Agency, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,259	3,259
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Term loan	24,739	2,863
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	4,599	2,379
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,775	2,498
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver term loan	2,753	2,753
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	79	33
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,810	2,368
Integral Ad Science, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,085	1,085
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,028	406
KMTEX, LLC (1)	Senior Secured First Lien Debt	Delayed draw term loan	2,686	2,209
Lakeview Health Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	332	186
Manna Pro Products, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,059	4,059
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver term loan	2,706	2,706
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term loan	11,000	953
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	2,019	606
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	1,131	1,131
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,324	1,324
Mintz Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,344	1,344
Mintz Group, LLC	Senior Secured First Lien Debt	Revolver term loan	630	630
Muth Mirror Systems, LLC	Senior Secured First Lien Debt	Revolver term loan	1,299	1,299
New Amsterdam Software Bidco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,790	1,790
Norvax, LLC	Senior Secured First Lien Debt	Revolver term loan	1,152	1,152
Olaplex, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,908	1,908
Pilot Air Freight, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,334	2,334
Planet Equity Group, LLC	Senior Secured First Lien Debt	Revolver term loan	2,325	1,744
Prototek, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,257	2,257
Prototek, LLC	Senior Secured First Lien Debt	Revolver term loan	1,693	790
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,316	1,316
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	689
Reddy Ice Corp.	Senior Secured First Lien Debt	Delayed draw term loan	1,477	1,477
Reddy Ice Corp.	Senior Secured First Lien Debt	Revolver term loan	1,762	1,762
Refresh Parent Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,140	1,430
Refresh Parent Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,127	1,127
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	741	741
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,746	3,746

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Delayed draw term loan	$5,639	$5,639
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,256	2,256
Subsea Global Solutions, LLC	Senior Secured First Lien Debt	Revolver term loan	963	674
Tap Rock Resources, LLC (1)	Equity/Other	Equity	29,470	11,114
University of St. Augustine Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,615	2,615
WMK, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,918	1,562
WMK, LLC	Senior Secured First Lien Debt	Revolver term loan	2,620	436
Total			$174,926	$108,608
_____________
(1) The commitment related to this investment is discretionary.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

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
For the period ended March 31, 2021
(Unaudited)

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
Note 9 — Common Stock
    On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through March 31, 2021, the Company issued 230.0 million shares of common stock for gross proceeds of $2.4 billion, including the shares purchased by an affiliate of BSP and shares issued under the Company's DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company suspended the DRIP from March 29, 2020 through June 26, 2020. While the DRIP was suspended, participants and all other holders of the Company's common stock received distributions paid by the Company in cash. From inception of the Company's DRIP plan to March 31, 2021, the Company had repurchased 30.7 million shares of common stock through its share repurchase program for payments of $258.5 million. As of December 31, 2020, the Company had repurchased 27.9 million shares of common stock for payments of $239.7 million. Amounts include additional shares tendered for death and disability as permitted.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

    The following table reflects the common stock activity for the three months ended March 31, 2021:

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	658,852	4,579
Share Repurchases	(2,801,712)	(18,799)
	(2,142,860)	$(14,220)
    The following table reflects the common stock activity for the year ended December 31, 2020:

	Shares	Value
Shares Sold	10,225,302	$59,000
Shares Issued through DRIP	3,213,102	22,332
Share Repurchases	(2,255,193)	(17,477)
	11,183,211	$63,855
The following table reflects the stockholders' equity activity for the three months ended March 31, 2021:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total Stockholders' Equity
Balance as of December 31, 2020	201,390,728	$201	$1,908,116	$(508,562)	$1,399,755
Net investment income	—	—	—	26,618	26,618
Net realized loss from investment transactions	—	—	—	(2,563)	(2,563)
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	42,924	42,924
Repurchases	(2,801,712)	(3)	(18,796)	—	(18,799)
Distributions to stockholders	—	—	—	(19,757)	(19,757)
Reinvested dividends	658,852	1	4,578	—	4,579
Balance as of March 31, 2021	199,247,868	$199	$1,893,898	$(461,340)	$1,432,757
The following table reflects the stockholders' equity activity for the three months ended March 31, 2020:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total Stockholders' Equity
Balance as of December 31, 2019	190,207,517	$190	$1,847,312	$(384,819)	$1,462,683
Net investment income	—	—	—	25,558	25,558
Net realized loss from investment transactions	—	—	—	(13,985)	(13,985)
Net change in unrealized depreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	(205,292)	(205,292)
Issuance of common stock, net of issuance costs	9,532,062	10	54,990	—	55,000
Repurchases	(2,134,416)	(2)	(16,539)	—	(16,541)
Distributions to stockholders	—	—	—	(30,727)	(30,727)
Reinvested dividends	1,046,828	1	8,112	—	8,113
Balance as of March 31, 2020	198,651,991	$199	$1,893,875	$(609,265)	$1,284,809

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
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
    On June 26, 2020, the Company's Board of Directors amended the Company's SRP. The Company intends to conduct tender offers on an annual basis, instead of on a semi-annual basis as was done previously. The Company intends to continue to limit the number of shares to be repurchased in any calendar year to the lesser of (i) 10% of the weighted average number of shares outstanding in the prior calendar year or (ii) the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during the relevant redemption period. In addition, in the event of a stockholder’s death or disability, the Company may, in its sole discretion, accept up to the full amount tendered by such stockholder of the current net asset value per share. Any repurchases of shares made in connection with a stockholder’s death or disability may be included within the overall limitation imposed on tender offers during the relevant redemption period, which provides that the Company may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period. The Company's nine most recent tender offers were oversubscribed.

Offer Date	Repurchase Date	Shares Tendered	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
December 17, 2019	January 27, 2020	37,389,681	2,115,276	$7.75	$16,698.90
December 15, 2020	January 26, 2021	39,794,155	2,776,140	$6.71	$18,627.86
    Share amounts in the table above represent amounts filed in the tender offer.
Note 11 — Earnings Per Share
    Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities for the periods ended March 31, 2021 and 2020.
    The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three months ended March 31, 2021 and 2020.

	For the three months ended March 31,
	2021	2020
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$66,979	$(193,719)
Weighted average common shares outstanding	200,340,731	190,106,420
Net increase (decrease) in net assets resulting from operations per share	$0.33	$(1.02)

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

Note 12 — Distributions
    For the period from January 1, 2018 to March 29, 2020, the Company’s Board of Directors had authorized, and had declared, cash distributions payable on a monthly basis to stockholders of record at a distribution rate of $0.00178082 per day, which is equivalent to approximately $0.65 annually, per share of common stock, except for 2020 where the daily distribution rate was $0.00177596 per day to accurately reflect 2020 being a leap year. Effective April 21, 2020, the Board of Directors of the Company approved a transition in the timing of its distributions to holders of the Company's common stock from a monthly to a quarterly basis. On June 26, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on July 6, 2020 to stockholders of record as of June 30, 2020. On September 25, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on October 1, 2020 to stockholders of record as of September 30, 2020. On November 9, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on January 4, 2021 to stockholders of record as of December 31, 2020. On March 11, 2021, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on April 1, 2021 to stockholders of record as of March 31, 2021.
    The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.
    As of March 31, 2021 and December 31, 2020, the Company had accrued $15.3 million and $15.5 million, respectively, in stockholder distributions that were unpaid.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

    As of March 31, 2021, the Company had a deferred tax asset of $4.4 million and a deferred tax liability of $(0.9) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $4.4 million. As of December 31, 2020, the Company had a deferred tax asset of $5.0 million and a deferred tax liability of $(0.9) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $5.0 million.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

Note 14 — Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2021 and 2020 :

	For the three months ended March 31,
	2021	2020
Per share data:
Net asset value, beginning of period	$6.95	$7.69
Results of operations (1)
Net investment income	0.13	0.13
Net realized and unrealized gain (loss), net of deferred taxes	0.20	(1.15)
Net increase (decrease) in net assets resulting from operations	0.33	(1.02)
Stockholder distributions (2)
Distributions from net investment income	(0.10)	(0.16)
Net decrease in net assets resulting from stockholder distributions	(0.10)	(0.16)
Capital share transactions
Issuance of common stock (3)	—	(0.04)
Net decrease in net assets resulting from capital share transactions	—	(0.04)
Other (7)	0.01	—
Net asset value, end of period	$7.19	$6.47
Shares outstanding at end of period	199,247,868	198,651,991
Total return (4)	4.95%	(14.13)%
Ratio/Supplemental data:
Total net assets, end of period	$1,432,757	$1,284,809
Ratio of net investment income to average net assets (8)	9.06%	7.48%
Ratio of total expenses to average net assets (6) (8)	7.10%	8.12%
Portfolio turnover rate (5)	21.80%	10.19%

______________
(1)The per share data was derived by using the weighted average shares outstanding during the year.
(2)The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(3)The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock.
(4)Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP.
(5)Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value.
(6)Ratio of total expenses to average net assets is calculated using total operating expenses, including income tax expense over average net assets.
(7)Represents the impact of calculating certain per share amounts based on weighted average shares outstanding during the period and certain per share amounts based on shares outstanding as of year end.
(8)Ratios are annualized, except for incentive fees.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

Note 15 – Schedules of Investments and Advances to Affiliates
An affiliated company is generally a portfolio company in which BDCA owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which BDCA owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement.) Transactions related to investments in affiliated and controlled affiliated companies for the three months ended March 31, 2021 were as follows:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2021
Control Investments
BDCA Senior Loan Fund, LLC (2) (4) (6)	Equity/Other	Diversified Investment Vehicles	$5,753	$—	$304,934	$—	$—	$—	$304,934
CRD Holdings, LLC - 9.00% (2) (6)	Equity/Other	Energy	—	14,557	—	(3,550)	—	(957)	10,050
CRS-SPV, Inc. (2) (3) (6)	Equity/Other	Industrials	—	1,393	—	—	—	—	1,393
CRS-SPV, Inc. - L+4.50% (5.50%), 3/8/2022 (2) (6)	Senior Secured First Lien Debt	Industrials	1	62	—	—	—	—	62
Kahala Ireland OpCo Designated Activity Company - L+8.00% (13.00%), 12/22/2028 (2) (6)	Senior Secured First Lien Debt	Transportation	487	18,549	—	(5,000)	—	—	13,549
Kahala Ireland OpCo Designated Activity Company (2) (6)	Equity/Other	Transportation	6,266	42,952	—	—	—	(7,000)	35,952
Kahala Ireland OpCo Designated Activity Company (2) (6)	Equity/Other	Transportation	—	3,250	—	—	—	—	3,250
Kahala US OpCo, LLC - 13.00% (2) (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
KMTEX, LLC - P+3.00% (6.25%) PIK, 6/16/2025 (2) (6)	Senior Secured First Lien Debt	Chemicals	13	829	13	—	—	(231)	611
KMTEX, LLC - P+3.00% (6.25%) PIK, 6/16/2025 (2) (6)	Senior Secured First Lien Debt	Chemicals	50	3,230	50	—	—	(899)	2,381
KMTEX, LLC - P+3.00% (6.25%) PIK, 6/16/2025 (2) (6)	Senior Secured First Lien Debt	Chemicals	5	218	259	—	—	—	477
KMTEX, LLC (2) (3) (6)	Equity/Other	Chemicals	—	—	—	—	—	—	—
KMTEX, LLC (2) (3) (6)	Equity/Other	Chemicals	—	2,289	—	—	—	(2,289)	—
MGTF Holdco, LLC (2) (3) (6)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
MGTF Radio Company, LLC - L+6.00% (7.00%), 4/1/2024 (2) (6)	Senior Secured First Lien Debt	Media/Entertainment	971	43,400	8	(375)	1	71	43,105
NMFC Senior Loan Program I, LLC (2) (5)	Equity/Other	Diversified Investment Vehicles	497	—	—	—	—	—	—
Park Ave RE Holdings, LLC - 13.00%, 12/31/2021 (2) (6)	Subordinated Debt	Financials	1,154	37,237	—	(5,000)	—	—	32,237
Park Ave RE Holdings, LLC (2) (3) (6)	Equity/Other	Financials	—	3,300	—	404	—	(404)	3,300
Siena Capital Finance, LLC - 12.50%, 5/15/2024 (2) (6)	Subordinated Debt	Financials	833	25,500	3,000	—	—	—	28,500
Siena Capital Finance, LLC (2) (6)	Equity/Other	Financials	1,318	35,839	—	—	—	3,584	39,423
WPNT, LLC (2) (3) (6)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Total Control Investments			$17,348	$232,605	$308,264	$(13,521)	$1	$(8,125)	$519,224

Affiliate Investments
Answers Corp. (3) (6)	Equity/Other	Media/Entertainment	$—	$727	$—	$(718)	$—	$136	$145

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2021
Capstone Nutrition Development, LLC (3) (6)	Equity/Other	Consumer	$—	$5,928	$—	$—	$—	$8,825	$14,753
CDS U.S. Intermediate Holdings, Inc. - L+6.00% (7.00%), 11/24/2025 (6)	Senior Secured First Lien Debt	Media/Entertainment	33	1,940	1,524	(375)	3	76	3,168
CDS U.S. Intermediate Holdings, Inc. - L+8.00% (9.00%) 7.00% PIK, 11/24/2027 (6)	Senior Secured Second Lien Debt	Media/Entertainment	43	1,104	265	—	—	146	1,515
CDS U.S. Intermediate Holdings, Inc. (3) (6)	Equity/Other	Media/Entertainment	—	1,224	—	—	—	2,797	4,021
CDS U.S. Intermediate Holdings, Inc. (3) (6)	Equity/Other	Media/Entertainment	—	437	—	—	—	874	1,311
Danish CRJ, Ltd. (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
First Eagle Greenway Fund II, LLC	Equity/Other	Diversified Investment Vehicles	52	1,759	—	—	—	52	1,811
Foresight Energy Operating, LLC - L+8.00% (9.50%), 6/30/2027 (6)	Senior Secured First Lien Debt	Energy	31	1,354	—	(3)	—	—	1,351
Foresight Energy Operating, LLC (3) (6)	Equity/Other	Energy	—	2,520	—	—	—	1,209	3,729
Internap Corp. - L+6.50% (7.50%) 5.50% PIK, 5/8/2025 (6)	Senior Secured First Lien Debt	Business Services	113	5,181	83	—	—	(11)	5,253
Internap Corp (3) (6)	Equity/Other	Business Services	—	2,231	—	—	—	—	2,231
Jakks Pacific, Inc. - 10.50%, 2.50% PIK, 2/9/2023 (6)	Senior Secured First Lien Debt	Consumer	795	17,104	1,465	—	—	(54)	18,515
Jakks Pacific, Inc. - 6.00%, 2.75% PIK, 7/3/2023 (6)	Subordinated Debt	Consumer	27	—	1,448	—	—	—	1,448
Jakks Pacific, Inc. (3) (6)	Equity/Other	Consumer	—	402	3	—	—	261	666
Jakks Pacific, Inc. (3)	Equity/Other	Consumer	—	49	—	—	—	21	70
LendingHome Corp. - 8.00% (5) (6)	Equity/Other	Financials	—	59,823	—	(59,477)	(346)	—	—
MidOcean Credit CLO 2013-2A INC - 0.00%, 1/29/2030 (6)	Collateralized Securities	Diversified Investment Vehicles	—	6,313	—	—	—	1,210	7,523
NewStar Arlington Senior Loan Program, LLC 14-1A SUB - 20.15%, 4/25/2031 (6)	Collateralized Securities	Diversified Investment Vehicles	966	15,631	—	(926)	—	2,111	16,816
NewStar Arlington Senior Loan Program, LLC 14-1A FR - L+11.00% (11.22%), 4/25/2031 (6)	Collateralized Securities	Diversified Investment Vehicles	138	3,632	5	—	—	198	3,835
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F - L+7.50% (7.72%), 1/20/2027 (6)	Collateralized Securities	Diversified Investment Vehicles	286	5,459	79	—	—	595	6,133
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB - 0.00%, 1/20/2027 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
PCX Aerostructures, LLC - 6.00%, 8/9/2021 (6)	Subordinated Debt	Industrials	642	9,859	523	—	—	(362)	10,020
PCX Aerostructures, LLC (3) (6)	Equity/Other	Industrials	—	76	—	—	—	2,229	2,305
PCX Aerostructures, LLC (3) (6)	Equity/Other	Industrials	—	535	—	—	—	71	606
PCX Aerostructures, LLC (3) (6)	Equity/Other	Industrials	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	153	9,274	—	—	—	120	9,394
Tap Rock Resources, LLC (6)	Equity/Other	Energy	347	11,405	—	(907)	—	(35)	10,463
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 9/30/2021 (6)	Senior Secured First Lien Debt	Consumer	—	420	—	—	—	11	431

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at March 31, 2021
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 9/30/2021 (6)	Senior Secured First Lien Debt	Consumer	$—	$2,368	$—	$—	$—	$58	$2,426
Tax Defense Network, LLC - 10.00% PIK, 9/30/2021 (6)	Senior Secured First Lien Debt	Consumer	—	3,311	—	—	—	86	3,397
Tax Defense Network, LLC (3) (6)	Equity/Other	Consumer	—	—	—	—	—	—	—
Tax Defense Network, LLC (3) (6)	Equity/Other	Consumer	—	—	—	—	—	—	—
Team Waste, LLC (6)	Equity/Other	Industrials	—	2,570	—	—	—	111	2,681
Tennenbaum Waterman Fund, LP	Equity/Other	Diversified Investment Vehicles	326	10,087	—	—	—	(85)	10,002
TwentyEighty, Inc. (3) (5) (6)	Equity/Other	Business Services	—	—	—	(36)	36	—	—
Vantage Mobility International, LLC- L+6.00% (7.00%) PIK, 9/9/2021 (6)	Senior Secured Second Lien Debt	Transportation	—	944	—	—	—	16	960
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A Side Letter - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A E - L+4.55% (4.76%), 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	106	5,592	11	—	—	445	6,048
Total Affiliate Investments			$4,058	$189,259	$5,406	$(62,442)	$(307)	$21,111	$153,027
Total Control & Affiliate Investments			$21,406	$421,864	$313,670	$(75,963)	$(306)	$12,986	$672,251
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
(2)This investment was not deemed significant under Regulation S-X as of March 31, 2021.
(3)Investment is non-income producing at March 31, 2021.
(4)BDCA and CCLF are the members of BDCA Senior Loan Fund, LLC, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members make investments in SLF in the form of LLC equity interests as SLF makes investments, and all portfolio and other material decisions regarding SLF must be submitted to SLF’s board of directors which is comprised of an equal number of members appointed by each of BDCA and CCLF. Because management of SLF is shared equally between us and CCLF, we do not believe we control the SLF for purposes of the 1940 Act or otherwise.
(5)Investment no longer held as of March 31, 2021.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

(6)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).

    Dividends and interest for the three months ended March 31, 2021 attributable to Controlled and Affiliated investments no longer held as of March 31, 2021 were $0.5 million.
    Realized loss for the three months ended March 31, 2021 attributable to Controlled and Affiliated investments no longer held as of March 31, 2021 was $(0.3) million.
    Change in unrealized gain for the three months ended March 31, 2021 attributable to Controlled and Affiliated investments no longer held as of March 31, 2021 was $0.0 million.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2019	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2020
Park Ave RE Holdings, LLC - 13.00%, 12/31/2021 (2) (6)	Subordinated Debt	Financials	$4,963	$37,237	$1,237	$(1,237)	$—	$—	$37,237
Park Ave RE Holdings, LLC (2) (3) (6)	Equity/Other	Financials	—	11,133	—	(427)	—	(7,406)	3,300
Siena Capital Finance, LLC - 12.50%, 5/15/2024 (2) (6)	Subordinated Debt	Financials	3,232	22,500	3,001	—	—	(1)	25,500
Siena Capital Finance, LLC (2) (6)	Equity/Other	Financials	5,091	36,915	10	—	—	(1,086)	35,839
WPNT, LLC (2) (3) (6)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Total Control Investments			$37,975	$406,517	$11,857	$(153,372)	$(18,650)	$(13,747)	$232,605

Affiliate Investments
Answers Corp. (3) (6)	Equity/Other	Media/Entertainment	$—	$727	$—	$—	$—	$—	$727
Capstone Nutrition Development, LLC (3) (6)	Equity/Other	Consumer	—	4,788	—	(320)	—	1,460	5,928
CDS U.S. Intermediate Holdings, Inc. - L+6.00% (7.00%), 11/24/2025 (6)	Senior Secured First Lien Debt	Media/Entertainment	18	—	1,941	—	—	(1)	1,940
CDS U.S. Intermediate Holdings, Inc. - L+8.00% (9.00%) 7.00% PIK, 11/24/2027 (6)	Senior Secured Second Lien Debt	Media/Entertainment	—	—	1,104	—	—	—	1,104
CDS U.S. Intermediate Holdings, Inc. (3) (6)	Equity/Other	Media/Entertainment	—	—	1,224	—	—	—	1,224
CDS U.S. Intermediate Holdings, Inc. (3) (6)	Equity/Other	Media/Entertainment	—	—	437	—	—	—	437
Danish CRJ, Ltd. (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
First Eagle Greenway Fund II, LLC	Equity/Other	Diversified Investment Vehicles	(8)	2,554	326	(46)	—	(1,075)	1,759
Foresight Energy Operating, LLC - L+8.00% (9.50%), 6/30/2027 (6)	Senior Secured First Lien Debt	Energy	65	—	1,333	(7)	—	28	1,354
Foresight Energy Operating, LLC - L+8.00% (9.50%), 6/30/2027 (5) (6)	Senior Secured First Lien Debt	Energy	4	—	977	(989)	12	—	—
Foresight Energy Operating, LLC (3) (6)	Equity/Other	Energy	—	—	2,087	—	—	433	2,520
Internap Corp. - L+10.00% (11.00%), 5/8/2023 (5)	Senior Secured First Lien Debt	Business Services	175	—	2,569	(2,719)	150	—	—
Internap Corp. - L+6.50% (7.50%) 5.50% PIK, 5/8/2025 (6)	Senior Secured First Lien Debt	Business Services	291	—	5,956	—	—	(775)	5,181
Internap Corp (3) (6)	Equity/Other	Business Services	—	—	544	—	—	1,687	2,231
Jakks Pacific, Inc. - 10.50%, 2.50% PIK, 2/9/2023 (6)	Senior Secured First Lien Debt	Consumer	80	—	16,329	(256)	24	1,007	17,104
Jakks Pacific, Inc. (3) (6)	Equity/Other	Consumer	—	—	101	—	—	301	402
Jakks Pacific, Inc. (3)	Equity/Other	Consumer	—	—	40	—	—	9	49
LendingHome Corp. - 8.00% (6)	Equity/Other	Financials	346	—	59,823	—	—	—	59,823
MidOcean Credit CLO 2013-2A INC - 0.00%, 1/29/2030 (6)	Collateralized Securities	Diversified Investment Vehicles	(22)	11,835	—	(986)	—	(4,536)	6,313
Mood Media Corp. - L+9.25% (10.25%), 7/31/2025 (5) (6)	Senior Secured First Lien Debt	Media/Entertainment	463	—	9,242	(9,519)	277	—	—
Mood Media Corp. - L+9.25% (10.25%), 7/31/2025 (5) (6)	Senior Secured First Lien Debt	Media/Entertainment	26	—	1,881	(1,962)	81	—	—
Mood Media Corp. (5) (6)	Equity/Other	Media/Entertainment	—	—	2,713	(4,085)	1,372	—	—

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2019	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2020
NewStar Arlington Senior Loan Program, LLC 14-1A SUB - 18.63%, 4/25/2031 (6)	Collateralized Securities	Diversified Investment Vehicles	$1,637	$19,697	$—	$(309)	$—	$(3,757)	$15,631
NewStar Arlington Senior Loan Program, LLC 14-1A FR - L+11.00% (11.21%), 4/25/2031 (6)	Collateralized Securities	Diversified Investment Vehicles	607	4,612	17	—	—	(997)	3,632
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F - L+7.50% (7.72%), 1/20/2027 (6)	Collateralized Securities	Diversified Investment Vehicles	97	9,209	41	—	—	(3,791)	5,459
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB - 0.00%, 1/20/2027 (6)	Collateralized Securities	Diversified Investment Vehicles	(318)	6,607	—	(1,012)	—	(5,595)	—
PCX Aerostructures, LLC - 6.00%, 8/9/2021 (6)	Subordinated Debt	Industrials	1,018	5,908	653	(2)	—	3,300	9,859
PCX Aerostructures, LLC (3) (6)	Equity/Other	Industrials	—	—	—	—	—	76	76
PCX Aerostructures, LLC (3) (6)	Equity/Other	Industrials	—	—	—	—	—	535	535
PCX Aerostructures, LLC (3) (6)	Equity/Other	Industrials	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	645	8,707	—	(606)	—	1,173	9,274
Tap Rock Resources, LLC (6)	Equity/Other	Energy	1,231	20,879	3,886	(14,773)	187	1,226	11,405
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 9/30/2021 (6)	Senior Secured First Lien Debt	Consumer	—	1,262	—	—	—	(842)	420
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 9/30/2021 (6)	Senior Secured First Lien Debt	Consumer	—	7,108	—	—	—	(4,740)	2,368
Tax Defense Network, LLC - 10.00% PIK, 9/30/2021 (6)	Senior Secured First Lien Debt	Consumer	—	2,357	628	—	—	326	3,311
Tax Defense Network, LLC (3) (6)	Equity/Other	Consumer	—	—	—	—	—	—	—
Tax Defense Network, LLC (3) (6)	Equity/Other	Consumer	—	—	—	—	—	—	—
Team Waste, LLC (6)	Equity/Other	Industrials	84	2,235	335	—	—	—	2,570
Tennenbaum Waterman Fund, LP	Equity/Other	Diversified Investment Vehicles	1,178	9,841	—	—	—	246	10,087
TwentyEighty, Inc. (3) (5) (6)	Equity/Other	Business Services	—	—	—	(369)	369	—	—
Vantage Mobility International, LLC - L+6.00% (7.00%), 6/30/2023 (5) (6)	Senior Secured First Lien Debt	Transportation	—	—	196	(172)	(24)	—	—
Vantage Mobility International, LLC - L+6.00% (7.00%) PIK, 9/9/2021 (6)	Senior Secured Second Lien Debt	Transportation	—	2,883	172	—	—	(2,111)	944
Vantage Mobility International, LLC - L+7.75% (10.26%), 9/1/2021 (5) (6)	Subordinated Debt	Transportation	26	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	942	—	—	—	(942)	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	—	286	—	—	—	(286)	—
Whitehorse, Ltd. 2014-1A Side Letter - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	(2)	35	—	—	—	(35)	—

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2021
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2019	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2020
Whitehorse, Ltd. 2014-1A E - L+4.55% (4.76%), 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	$578	$7,054	$137	$—	$—	$(1,599)	$5,592
Total Affiliate Investments			$8,219	$129,526	$114,692	$(38,132)	$2,448	$(19,275)	$189,259
Total Control & Affiliate Investments			$46,194	$536,043	$126,549	$(191,504)	$(16,202)	$(33,022)	$421,864

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
Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this Quarterly Report.

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
    Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans, and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues of less than $1 billion, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of March 31, 2021, 74.1% of our portfolio was invested in senior secured loans.
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
Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At March 31, 2021:
Investment Portfolio	$2,339.7
Net assets	1,432.8
Debt (net of deferred financing costs)	886.7
Net asset value per share	7.19

Portfolio Activity for the Three Months Ended March 31, 2021:
Purchases during the period	540.9
Sales, repayments, and other exits during the period	870.5
Number of portfolio companies at end of period	179

Operating results for the Three Months Ended March 31, 2021:
Net investment income per share	0.13
Distributions declared per share	0.10
Net increase in net assets resulting from operations per share	0.33
Net investment income	26.6
Net realized and unrealized gain, net of change in deferred taxes	40.4
Net increase in net assets resulting from operations	67.0
Portfolio and Investment Activity
    During the three months ended March 31, 2021, we made $540.9 million of investments in new and existing portfolio companies and had $870.5 million in aggregate amount of sales and repayments, resulting in a net decrease in investments of $329.6 million for the period. The total portfolio of debt investments at fair value consisted of 88.8% bearing variable interest rates and 11.2% bearing fixed interest rates.

    Our portfolio composition, based on fair value at March 31, 2021 was as follows:

	March 31, 2021
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	63.4%	7.5%
Senior Secured Second Lien Debt	10.7	9.1
Subordinated Debt	3.7	13.5
Collateralized Securities (2)	1.7	13.3
Equity/Other (3)	7.5	16.8
BDCA Senior Loan Fund, LLC (3)	13.0	8.0
Total	100.0%	8.8%
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
(3) Weighted average current yield may be based on actual or annualized income, where applicable.
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
    The weighted average risk rating of our investments based on fair value was 2.21 and 2.33 as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, we had six portfolio companies on non-accrual with a total amortized cost of $84.4 million and fair value of $42.0 million, which represented 3.5% and 1.8% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2020, we had eleven portfolio companies on non-accrual with a total amortized cost of $104.1 million and fair value of $55.4 million, which represented 3.8%, and 2.1% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding our non-accrual policy.
RESULTS OF OPERATIONS
    Operating results for the three months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	For the three months ended March 31,
	2021	2020
Total investment income	$56,434	$53,281
Total expenses	29,116	27,249
Income tax expense, including excise tax	700	474
Net investment income	$26,618	$25,558
Investment Income
    For the three months ended March 31, 2021, total investment income was $56.4 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.5 billion and a weighted average current yield of 8.8%. Included within total investment income was $1.0 million of fee income for the three months ended March 31, 2021. Fee income consists primarily of prepayment and amendment fees. For the three months ended March 31, 2020 total investment income was $53.3 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.5 billion and a weighted average current yield of 8.4%. Included within total investment income was $1.1 million of fee income for the three months ended March 31, 2020. Fee income consists primarily of prepayment and amendment fees.

Operating Expenses
    The composition of our operating expenses for the three months ended March 31, 2021 and 2020 was as follows (dollars in thousands):

	For the three months ended March 31,
	2021	2020
Management fees	$9,574	$9,877
Incentive fee on income	6,655	—
Interest and debt fees	9,600	13,780
Professional fees	1,279	1,411
Other general and administrative	1,601	1,586
Administrative services	181	334
Directors' fees	226	261
Total operating expenses	$29,116	$27,249
    For the three months ended March 31, 2021 and 2020, we incurred management fees of $9.6 million and $9.9 million, respectively. For the three months ended March 31, 2021 and 2020, we incurred incentive fees on income of $6.7 million, and $0.0 million, respectively.
    For the three months ended March 31, 2021 and 2020, we incurred interest and debt fees of $9.6 million and $13.8 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, trustee fees, amortization of deferred financing costs, and amortization of discount if applicable related to our revolving credit facilities and unsecured notes, each as defined herein in the section entitled "Borrowings". The decrease in interest and debt fees for the three months ended March 31, 2021 as compared to the same period in 2020 is primarily the result of the transfer of the Citi Credit Facility to the SLF as well as the redemption of our 2020 Notes.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments, Foreign Currency Transactions, and Forward Currency Exchange Contracts
    Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and foreign currency transactions, net of change in deferred taxes for the three months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	For the three months ended March 31,
	2021	2020
Net realized gain (loss)
Control investments	$1	$(500)
Affiliate investments	(307)	189
Non-affiliate investments	(443)	(13,342)
Net realized loss on foreign currency transactions	(528)	(332)
Net realized loss on extinguishment of debt	(1,286)	—
Total net realized loss	(2,563)	(13,985)
Net change in unrealized appreciation (depreciation) on investments
Control investments	(8,125)	(17,605)
Affiliate investments	21,111	(28,639)
Non-affiliate investments	29,645	(161,453)
Net change in deferred taxes	—	714
Total net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	42,631	(206,983)
Net change in unrealized appreciation from forward currency exchange contracts	293	1,691
Net realized and unrealized gain (loss)	$40,361	$(219,277)
    Net realized and unrealized gain (loss) on investments and foreign currency transactions, net of change in deferred taxes, resulted in a net gain of $40.4 million for the three months ended March 31, 2021 compared to net losses of $(219.3) million, respectively, for the same period in 2020. We look at net realized gain (loss) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.

    The net realized and unrealized gain for the three months ended March 31, 2021 was primarily driven by unrealized gains on Senior Secured Investments and Equity Investments.
The net realized and unrealized loss for the three months ended March 31, 2020 was primarily driven by realized losses on Senior Secured Investment sales as well as unrealized losses on Senior Secured Investments, Collateralized Securities, and Equity Investments.
Changes in Net Assets from Operations
    For the three months ended March 31, 2021, we recorded a net increase in net assets resulting from operations of $67.0 million versus a net decrease in net assets resulting from operations of $(193.7) million for the three months ended March 31, 2020. The increase is primarily driven by an increase in realized and unrealized gain on our investments. Based on the weighted average shares of common stock outstanding for the years ended March 31, 2021 and 2020, respectively, our per share net increase in net assets resulting from operations was $0.33 for the three months ended March 31, 2021, versus a net decrease in net assets from operations of $(1.02) for the three months ended March 31, 2020.
Cash Flows
For the three months ended March 31, 2021, net cash used in operating activities was $82.8 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The increase in cash flows used in operating activities for the three months ended March 31, 2021 was primarily a result of purchases of investments of $221.1 million as well as payable for unsettled trades of $126.5 million, partially offset by sales and repayments of $206.3 million.
Net cash provided by financing activities of $90.2 million during the three months ended March 31, 2021 primarily related to proceeds from debt of $498.0 million, partially offset by payments on debt of $373.1 million.
For the three months ended March 31, 2020, net cash used in operating activities was $14.3 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The decrease in cash flows used in operating activities for the three months ended March 31, 2020 was primarily a result of sales and repayments of investments of $250.8 million, offset by purchases of investments of $301.5 million.
Net cash provided by financing activities of $130.8 million during the three months ended March 31, 2020 primarily related to proceeds from debt of $197.0 million, which was partially offset by repurchases of common stock of $16.5 million, payments of stockholder distributions of $22.7 million, and payments on debt of $27.0 million.
BDCA Senior Loan Fund, LLC
On January 20, 2020, BDCA and Cliffwater Corporate Lending Fund (“CCLF”) formed a joint venture, BDCA Senior Loan Fund, LLC (the “SLF”), that invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. BDCA Senior Loan Fund, LLC was formed as a Delaware limited liability company and is not consolidated by either BDCA or CCLF for financial reporting purposes. BDCA provides capital to the SLF in the form of LLC equity interests. As of March 31, 2021, BDCA and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. BDCA and CCLF each appoint two members to SLF's four-person board of directors. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of directors. Quorum is defined as (i) the presence of two members of the board of directors; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of directors; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of directors; provided that two individuals are present that were elected, designated or appointed by each member.
As part of the initial contribution to SLF, BDCA contributed $751.8 million of assets including $664.2 million of investments and $42.4 million of cash as well as $446.9 million worth of liabilities including the Citi Credit Facility debt of $344.4 million in exchange for $304.9 million of equity in SLF. As of March 31, 2021, BDCA’s investment in SLF consisted of equity contributions of $304.9 million.
Below is a summary of BDCA Senior Loan Fund, LLC’s portfolio, as of March 31, 2021 and a listing of the individual investments in SLF’s portfolio as of such date can be found in “Note 3 – Fair Value of Investments” in the notes to the accompanying consolidated financial statements (dollars in thousands):

March 31, 2021
Total assets	$797,862
Total investments (1)	$630,755
Weighted Average Current Yield for Total Portfolio (2)	5.60%
Number of Portfolio companies in SLF	110
Largest portfolio company investment (1)	$21,480
Total of five largest portfolio company investments (1)	$97,513
(1)At fair value
(2)Includes the effect of the amortization or accretion of loan premiums or discounts.
Below is certain summarized financial information for the BDCA Senior Loan Fund, LLC as of March 31, 2021 and for the period ended March 31, 2021 (dollars in thousands):

Selected Statements of Assets and Liabilities Information	March 31,
2021
(Unaudited)
ASSETS
Investments, at fair value	$630,755
Cash and other assets	167,107
Total assets	$797,862

LIABILITIES
Revolving credit facilities	$376,412
Other liabilities	69,477
Total liabilities	$445,889

MEMBERS' CAPITAL
Total members' capital	$351,973

Total liabilities and members' capital	$797,862

Selected Statements of Operations Information	For the period January 20, 2021 through March 31,
2021
(Unaudited)
Investment income:
Total investment income	$8,452

Operating expenses:
Interest and credit facility financing expenses	1,594
Other expenses	283
Total expenses	1,877

Net investment income	6,575

Realized and unrealized gain:
Net realized and unrealized gain	3,478

Net increase in net assets resulting from operations	$10,053

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

Liquidity and Capital Resources
    We generate cash flows from fees, interest, and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of March 31, 2021, we had issued 230.0 million shares of our common stock for gross proceeds of $2.4 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP. As of March 31, 2021, we had $610.0 million of senior unsecured notes outstanding. We suspended the DRIP from March 29, 2020 through June 26, 2020. While the DRIP was suspended, participants and all other holders of our common stock received distributions paid in cash. On March 31, 2020, we issued in a private placement an aggregate amount of 9,532,062 newly issued shares of our common stock at a price of $5.77 per share for aggregate cash proceeds of $55.0 million and on April 30, 2020, we issued in a private placement an aggregate amount of 693,240 newly issued shares of our common stock at a price of $5.77 per share for aggregate cash proceeds of $4.0 million.
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
Distributions
    For the period from January 1, 2018 to March 29, 2020, the Company’s Board of Directors had authorized, and had declared, cash distributions payable on a monthly basis to stockholders of record at a distribution rate of $0.00178082 per day, which is equivalent to approximately $0.65 annually, per share of common stock, except for 2020 where the daily distribution rate was $0.00177596 per day to accurately reflect 2020 being a leap year. Effective April 21, 2020, the Board of Directors of the Company approved a transition in the timing of its distributions to holders of the Company's common stock from a monthly to a quarterly basis. On June 26, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on July 6, 2020 to stockholders of record as of June 30, 2020. On September 25, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on October 1, 2020 to stockholders of record as of September 30, 2020. On November 9, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on January 4, 2021 to stockholders of record as of December 31, 2020. On March 11, 2021, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on April 1, 2021 to stockholders of record as of March 31, 2021.
    The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.
    The table below shows the components of the distributions we have declared and/or paid during the three months ended March 31, 2021 and 2020 (dollars in thousands).

	For the three months ended March 31,
	2021	2020
Distributions declared	$19,757	$30,727
Distributions paid	$19,965	$30,817
Portion of distributions paid in cash	$15,386	$22,704
Portion of distributions paid in DRIP shares	$4,579	$8,113
    As of March 31, 2021, we had $15.3 million of distributions accrued and unpaid. As of December 31, 2020, we had $15.5 million of distributions accrued and unpaid.
    We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the three months ended March 31, 2021 and 2020 no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2021 will be reported to stockholders shortly after the end of the calendar year 2021 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.

    The following table sets forth the distributions declared during the three months ended March 31, 2021 and 2020 (dollars in thousands):

	For the three months ended March 31,
	2021	2020
Distributions	$19,757	$30,727
Total distributions	$19,757	$30,727
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

Administration Agreement
    On November 1, 2016, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three months ended March 31, 2021 and 2020, the Company incurred $0.5 million and $0.7 million, respectively, in administrative service fees under the Administration Agreement.
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
Borrowings
We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. We are continually exploring additional forms of alternative debt financing which could include new or expanded credit facilities or the issuance of debt securities. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with Wells Fargo, JPM, and MassMutual and have sold $610.0 million in aggregate principal of unsecured notes.
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
The New Wells Fargo Credit Facility provides for borrowings of up to $300.0 million through August 28, 2023, and any amounts borrowed under the New Wells Fargo Credit Facility will mature on August 28, 2025. The New Wells Fargo Credit Facility is priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread calculated based upon the composition of loans in the collateral pool, which will not exceed 2.75% per annum. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the commitments available under the New Wells Fargo Credit Facility have not been borrowed. The non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeds 25%. Funding I paid a structuring fee and incurred other customary costs and expenses in connection with the New Wells Fargo Credit Facility.Pursuant to an amendment entered into on April 6, 2021, the commitment fee for any unused portion of the New Wells Fargo Credit Facility was temporarily reduced until September 30, 2021. Additionally, the maximum spread was reduced from 2.75% to 2.50% as a result of this amendment. The other terms of the New Wells Fargo Credit Facility were unchanged.

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
JPM Credit Facility
On August 28, 2020, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, 57th Street, entered into a $300.0 million revolving credit facility with JPMorgan Chase Bank, Nation Association, as administrative agent ("JPM"), and U.S. Bank, as collateral agent, collateral administrator and securities intermediary (the "JPM Credit Facility"). The JPM Credit Facility provides for borrowings of up to $300.0 million through August 28, 2023, and any amounts borrowed under the JPM Credit Facility will mature on August 28, 2023 unless the administrative agent exercises its option to extend the maturity date to August 28, 2024. The JPM Credit Facility is priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.75% per annum. Interest is payable quarterly in arrears. 57th Street will be subject to a non-usage fee to the extent the commitments available under the JPM Credit Facility have not been borrowed. The non-usage fee per annum is 0.50% for the first 20% of the unused balance and 2.75% for the portion of the unused balance that exceeds 20%. 57th Street paid a structuring fee and incurred other customary costs and expenses in connection with the JPM Credit Facility. On January 21, 2021, the Company entered into an amendment (the “JPM Amendment”) to the JPM Credit Facility. The JPM Amendment, among other things, increases the amount that the Company is permitted to borrow under the JPM Credit Agreement from $300.0 million to $400.0 million. On April 12, 2021, the Company, through 57th Street, amended and restated the JPM Credit Facility. The amendment and restatement temporarily reduces the previous minimum funding amount until October 13, 2021. The other material terms of the JPM Credit Facility were unchanged.
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
Citi Credit Facility
On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into a credit facility as amended from time to time, (the “Citi Credit Facility”) with Citibank, N.A. ("Citi") as administrative agent and U.S. Bank as collateral agent, account bank, and collateral custodian. From January 1, 2020 to January 20, 2021 the Citi Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, with a reinvestment period ending on May 31, 2021 and maturity date of May 31, 2022. On January 20, 2021, SLF entered into an amendment to the Citi Credit Facility (the “Citi Credit Agreement”). The amendment, among other things, (i) replaces the Company with SLF as the collateral manager under the Citi Credit Agreement, (ii) extends the end of the reinvestment period from May 31, 2021 to May 31, 2023 and (iii) extends the final maturity date from May 31, 2022 to May 31, 2024. As a result of this amendment to the Citi Credit Facility, the Company incurred a realized loss on extinguishment of debt of $(1.3) million. In connection with the Citi Credit Facility, CB Funding has made certain representations and warranties, is required to comply with various covenants, reporting requirements, and other customary requirements for similar facilities and is subject to certain customary events of default. Upon the occurrence and during the continuation of an event of default, Citi may declare the outstanding advances and all other obligations under the Citi Credit Facility immediately due and payable. During the continuation of an event of default, CB Funding must pay interest at a default rate.
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

2026 Notes
    On March 24, 2021, the Company entered into a Purchase Agreement relating to the Company's sale of $300.0 million aggregate principal amount of its 3.25% fixed rate notes due March 30, 2026 (the “2026 Notes”). The 2026 Notes are subject to customary indemnification provisions and representations, warranties, and covenants. The net proceeds from the sale of the 2026 Notes were approximately $296.0 million. The 2026 Notes bear interest at a rate of 3.250% per year payable semi-annually.
See Note 5 to our consolidated financial statements contained in this Quarterly Report on Form 10-Q for a more detailed discussion of our borrowings.
Contractual Obligations
    The following table shows our payment obligations for repayment of debt and other contractual obligations as of March 31, 2021 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$173,700	$—	$—	$173,700	$—
JPM Credit Facility (2)	120,000	—	120,000	—	—
MassMutual Credit Facility (3)	—	—	—	—	—
2026 Notes (4)	296,101	—	—	296,101	—
2024 Notes (5)	99,116	—	—	99,116	—
2023 Notes (6)	59,859	—	59,859	—	—
2022 Notes (7)	149,711	—	149,711	—	—
Total contractual obligations	$898,487	$—	$329,570	$568,917	$—
______________
(1)As of March 31, 2021, we had $126.3 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.
(2)As of March 31, 2021, we had $280.0 million of unused borrowing capacity under the JPM Credit Facility, subject to borrowing base limits.
(3)As of March 31, 2021, we had $100.0 million of unused borrowing capacity under the MassMutual Credit Facility, subject to borrowing base limits.
(4)As of March 31, 2021, we had no unused borrowing capacity under the 2026 Notes.
(5)As of March 31, 2021, we had no unused borrowing capacity under the 2024 Notes.
(6)As of March 31, 2021, we had no unused borrowing capacity under the 2023 Notes.
(7)As of March 31, 2021, we had no unused borrowing capacity under the 2022 Notes.
Off-Balance Sheet Arrangements
    We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
    In the ordinary course of business, we may enter into future funding commitments. As of March 31, 2021, the Company had unfunded commitments on delayed draw term loans of $44.3 million (including $42.1 million of non-discretionary commitments and $2.2 million of discretionary commitments), unfunded commitments on revolver term loans of $49.4 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $3.8 million. As of December 31, 2020, the Company had unfunded commitments on delayed draw term loans of $42.7 million (including $40.2 million of non-discretionary commitments and $2.5 million of discretionary commitments), unfunded commitments on revolver term loans of $48.5 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $3.8 million. Please refer to Note 7 - Commitments and Contingencies for further detail of these unfunded commitments. We maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.

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
    As of March 31, 2021, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 2.67% and fixed rate debt, bearing a weighted average interest rate of 4.09% with a total carrying value (net of deferred financing costs) of $886.7 million. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 19 Basis Points	$(3,156)
(+) 50 Basis Points	$8,125
(+) 100 Basis Points	$16,249
(+) 200 Basis Points	$32,499
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
    As of March 31, 2021, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition, and/or operating results. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
Because we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.
    As of March 31, 2021, we had approximately $0.9 billion of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $2.9 billion in total assets, (ii) a weighted average cost of funds of 3.50%, (iii) $1.4 billion in debt outstanding (i.e., assumes that the $610.0 million principal amount of our unsecured notes sold and the full $0.8 billion available to us under our revolving credit facilities is outstanding), and (iv) $1.4 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(23.76)%	(13.60)%	(3.44)%	6.72%	16.87%
___________________
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our March 31, 2021 total assets of at least 1.70%.
As of March 31, 2021, the Wells Fargo Credit Facility provided for borrowings in an aggregate principal amount of up to $300.0 million on a committed basis, due August 28, 2025; the MassMutual Credit Facility provided for borrowings in an aggregate principal amount of up to $100.0 million on a committed basis, and, subject to satisfaction of certain conditions, contains an accordion feature whereby the MassMutual Facility can be expanded to $150.0 million, due December 31, 2025; the JPM Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, due August 28, 2023; the 2022 Notes provided borrowings in an aggregate principal amount of $150.0 million, due December 30, 2022; the 2023 Notes provided borrowings in an aggregate principal amount of $60.0 million, due May 30, 2023; the 2024 Notes provided borrowings in an aggregate principal amount of $100.0 million, due December 15, 2024; and the 2026 Notes provided borrowings in an aggregate principal amount of $300.0 million, due March 30, 2026. See Item 7 in the Annual Report filed on Form 10-K for more information about these financing arrangements.
The accompanying notes are an integral part of these consolidated financial statements.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2021 through January 31, 2021	2,776,140	$6.71	2,776,140	—
February 1, 2021 through February 28, 2021	—	—	—	—
March 1, 2021 through March 30, 2021	—	—	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
    Not applicable.
ITEM 5. OTHER INFORMATION
    None.

ITEM 6. EXHIBITS
    The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
4.1
Indenture, dated as of March 29, 2021, by and between the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 30, 2021 and herein incorporated by reference).

4.2
First Supplemental Indenture, dated as of March 29, 2021, relating to the 3.250% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 30, 2021 and herein incorporated by reference).

4.3	Form of 3.250% Notes due 2026. (Incorporated by reference to Exhibit 4.2 hereto).

4.4
Registration Rights Agreement, dated as of March 29, 2021, by and among the Company, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers Agent (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 30, 2021 and herein incorporated by reference).

10.1
Limited Liability Company Agreement of BDCA Senior Loan Fund, LLC dated as of January 20, 2021 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 9, 2021 and herein incorporated by reference).

10.2
Ninth Amendment to Credit and Security Agreement, dated as of January 20, 2021, among BDCA-CB Funding, LLC, as borrower, the Lenders, Citibank, N.A., as administrative agent, U.S. Bank National Association, as collateral agent and as custodian, and BDCA Senior Loan Fund, LLC as collateral manager (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2021 and herein incorporated by reference).

10.3
First Amendment to Loan and Security Agreement and First Commitment Increase Request, dated as of January 21, 2021, among BDCA 57th Street Funding, LLC, as Borrower, the Corporation, as Portfolio Manager, the Lenders party thereto, U.S. Bank National Association, as Collateral Agent, Collateral Administrator and Securities Intermediary, and JPMorgan Chase Bank, National Association, as Administrative Agent (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 26, 2021 and herein incorporated by reference).

10.4
Amendment No. 1 to Loan and Servicing Agreement, dated as of April 6, 2021, by and among BDCA Funding I, LLC, the Corporation, Wells Fargo Bank, National Association, each of the Lenders and Lender Agents party thereto and U.S. Bank National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2021 and herein incorporated by reference).

10.5
Amended and Restated Loan and Security Agreement, dated as of April 12, 2021, among BDCA 57th Street Funding, LLC, as Borrower, the Corporation, as Portfolio Manager, the Lenders party thereto, U.S. Bank National Association, as Collateral Agent, Collateral Administrator and Securities Intermediary, and JPMorgan Chase Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2021 and herein incorporated by reference).

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

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	May 13, 2021
/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 13, 2021