Form 10-Q
period 2021-06-30
Business Development Corp of America
filed 2021-08-12
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of August 9, 2021 was 199,773,641.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $465,035 and $198,405, respectively)	$489,809	$232,605
Affiliate Investments, at fair value (amortized cost of $156,462 and $254,478, respectively)	109,339	189,259
Non-affiliate Investments, at fair value (amortized cost of $1,922,112 and $2,261,118, respectively)	1,908,077	2,201,652
Investments, at fair value (amortized cost of $2,543,609 and $2,714,001, respectively)	2,507,225	2,623,516
Cash and cash equivalents	33,159	53,182
Interest and dividends receivable	25,869	14,875
Receivable for unsettled trades	55,717	48,350
Prepaid expenses and other assets	2,246	2,675
Unrealized appreciation on forward currency exchange contracts	411	—
Total assets	$2,624,627	$2,742,598

LIABILITIES
Debt (net of deferred financing costs of $11,177 and $13,098, respectively)	$1,038,621	$1,104,723
Stockholder distributions payable	15,336	15,494
Management fees payable	9,572	9,558
Incentive fee on income payable	7,604	6,223
Accounts payable and accrued expenses	16,608	8,343
Payable for unsettled trades	47,103	192,008
Interest and debt fees payable	6,310	5,931
Directors' fees payable	62	86
Unrealized depreciation on forward currency exchange contracts	—	477
Total liabilities	1,141,216	1,342,843
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 450,000,000 shares authorized; 230,582,800 issued and 199,773,641 outstanding at June 30, 2021, and 229,288,951 issued and 201,390,728 outstanding at December 31, 2020	200	201
Additional paid in capital	1,897,730	1,908,116
Total distributable loss	(414,519)	(508,562)
Total net assets	1,483,411	1,399,755

Total liabilities and net assets	$2,624,627	$2,742,598

Net asset value per share	$7.43	$6.95
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Investment income:
From control investments
Interest income	$2,791	$5,173	$6,271	$11,221
Dividend income	13,666	3,154	27,499	6,572
Fee and other income	7	6	42	9
Total investment income from control investments	16,464	8,333	33,812	17,802
From affiliate investments
Interest income	2,517	(152)	4,875	796
Dividend income	1,179	672	2,057	1,081
Fee and other income	2,036	(2)	2,036	(2)
Total investment income from affiliate investments	5,732	518	8,968	1,875
From non-affiliate investments
Interest income	34,596	35,030	69,476	76,205
Dividend income	56	—	56	40
Fee and other income	1,401	1,125	2,370	2,191
Total investment income from non-affiliate investments	36,053	36,155	71,902	78,436
Interest from cash and cash equivalents	2	75	3	249
Total investment income	58,251	45,081	114,685	98,362
Operating expenses:
Management fees	9,462	9,445	19,036	19,322
Incentive fee on income	6,876	—	13,531	—
Interest and debt fees	11,032	12,297	20,632	26,077
Professional fees	1,133	1,190	2,412	2,601
Other general and administrative	1,429	994	3,030	2,606
Administrative services	181	252	362	560
Directors' fees	228	250	454	511
Total expenses	30,341	24,428	59,457	51,677

Income tax expense, including excise tax	403	220	1,103	694
Net investment income	27,507	20,433	54,125	45,991

Realized and unrealized gain (loss):
Net realized gain (loss)
Control investments	2	128	3	(372)
Affiliate investments	20,364	413	20,057	602
Non-affiliate investments	7,636	(56,964)	7,193	(70,306)
Net realized gain (loss) on foreign currency transactions	(853)	1,105	(1,381)	773
Net realized loss on extinguishment of debt	—	—	(1,286)	—
Total net realized gain (loss)	27,149	(55,318)	24,586	(69,303)
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net change in unrealized appreciation (depreciation) on investments
Control investments	(1,301)	(19,277)	(9,426)	(36,882)
Affiliate investments	(1,470)	2,961	19,412	(25,678)
Non-affiliate investments	14,241	82,827	44,115	(78,626)
Net change in deferred taxes	—	1,034	—	1,748
Total net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	11,470	67,545	54,101	(139,438)
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	595	(1,768)	888	(77)
Net realized and unrealized gain (loss)	39,214	10,459	79,575	(208,818)
Net increase (decrease) in net assets resulting from operations	$66,721	$30,892	$133,700	$(162,827)

Per share information - basic and diluted
Net investment income	$0.14	$0.10	$0.27	$0.24
Net increase (decrease) in net assets resulting from operations	$0.33	$0.16	$0.67	$(0.84)
Weighted average shares outstanding	199,172,026	199,084,903	199,753,150	194,595,661

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the six months ended June 30,
	2021	2020
Operations:
Net investment income	$54,125	$45,991
Net realized gain (loss) from investments	27,253	(70,076)
Net realized gain (loss) on foreign currency transactions	(1,381)	773
Net realized loss on extinguishment of debt	(1,286)	—
Net change in unrealized appreciation (depreciation) on investments	54,101	(141,186)
Net change in deferred taxes	—	1,748
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	888	(77)
Net increase (decrease) in net assets resulting from operations	133,700	(162,827)
Stockholder distributions:
Distributions	(39,657)	(50,536)
Net decrease in net assets from stockholder distributions	(39,657)	(50,536)
Capital share transactions:
Issuance of common stock, net of issuance costs	—	59,000
Reinvestment of stockholder distributions	9,145	12,932
Repurchases of common stock	(19,532)	(17,280)
Net increase (decrease) in net assets from capital share transactions	(10,387)	54,652
Total increase (decrease) in net assets	83,656	(158,711)
Net assets at beginning of period	1,399,755	1,462,683
Net assets at end of period	$1,483,411	$1,303,972

Net asset value per common share	$7.43	$6.52
Common shares outstanding at end of period	199,773,641	199,994,685

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the six months ended June 30,
	2021	2020
Operating activities:
Net increase (decrease) in net assets resulting from operations	$133,700	$(162,827)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(2,555)	(3,271)
Net accretion of discount on investments	(4,683)	(3,331)
Amortization of deferred financing costs	1,605	1,868
Amortization of discount on unsecured notes	433	391
Sales and repayments of investments	483,587	487,267
Purchases of investments	(623,054)	(363,282)
Net realized (gain) loss from investments	(27,253)	70,076
Net realized (gain) loss on foreign currency transactions	1,381	(773)
Net realized loss on extinguishment of debt	1,286	—
Net change in unrealized (appreciation) depreciation on investments	(54,101)	141,186
Net change in unrealized (appreciation) depreciation from forward currency exchange contracts	(888)	77
(Increase) decrease in operating assets:
Interest and dividends receivable	(10,994)	3,299
Receivable for unsettled trades	(7,367)	7,266
Prepaid expenses and other assets	429	(757)
Increase (decrease) in operating liabilities:
Management fees payable	14	9,224
Incentive fee on income payable	1,381	(6,513)
Accounts payable and accrued expenses	8,003	(788)
Payable for unsettled trades	(144,905)	(20,616)
Interest and debt fees payable	379	(2,546)
Directors' fees payable	(24)	30
Net cash provided by (used in) operating activities	(243,626)	155,980

Financing activities:
Proceeds from issuance of shares of common stock, net	—	59,000
Repurchases of common stock	(19,532)	(17,280)
Proceeds from debt	784,994	197,000
Payments on debt	(509,100)	(227,000)
Payments of financing costs	(708)	—
Stockholder distributions	(30,670)	(33,117)
Net cash provided by (used in) financing activities	224,984	(21,397)

Net increase (decrease) in cash and cash equivalents	(18,642)	134,583
Effect of foreign currency exchange rates	(1,381)	773
Cash and cash equivalents, beginning of period	53,182	46,470
Cash and cash equivalents, end of period	$33,159	$181,826
Supplemental information:
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the six months ended June 30,
	2021	2020
Interest paid during the period	$9,022	$26,278
Taxes, including excise tax, paid during the period	$—	$55
Tax refunds received during the period	$297	$—
Distributions reinvested	$9,145	$12,932
Assets and liabilities exchanged for interest in BDCA Senior Loan Fund, LLC (Note 3)	$262,544	$—
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 111.4% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+7.50% (8.50%), 3/4/2027	$10,441	$10,246	$10,238	0.7%
1236904 BC, Ltd. (c) (h) (i)	Software/Services	L+5.50% (5.60%), 3/4/2027	18,734	18,116	19,296	1.3%
Acrisure, LLC (h) (i)	Financials	L+3.50% (3.60%), 2/16/2027	19,572	19,489	19,344	1.3%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+6.25% (7.25%), 5/7/2027	13,841	13,568	13,568	0.9%
Alchemy US Holdco 1, LLC (c) (h) (i)	Industrials	L+5.50% (5.60%), 10/10/2025	4,562	4,525	4,562	0.3%
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (a)	Transportation	5.50%, 4/20/2026	7,895	7,895	8,369	0.6%
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (a)	Transportation	5.75%, 4/20/2029	7,895	7,895	8,536	0.6%
American Rock Salt Company, LLC (h)	Chemicals	L+4.00% (4.75%), 6/9/2028	4,801	4,789	4,803	0.3%
Anchor Glass Container Corp. (j)	Paper & Packaging	L+5.00% (6.00%), 12/7/2023	9,552	9,552	8,597	0.6%
Aq Carver Buyer, Inc. (c) (h) (i)	Business Services	L+5.00% (6.00%), 9/23/2025	12,922	12,378	12,922	0.9%
Arch Global Precision, LLC (c) (h) (i)	Industrials	L+4.75% (4.85%), 4/1/2026	6,616	6,583	6,616	0.4%
Arctic Holdco, LLC (c)	Paper & Packaging	L+6.00% (7.00%), 12/23/2026	3,064	3,064	2,988	0.2%
Arctic Holdco, LLC (c) (i)	Paper & Packaging	L+6.00% (7.00%), 12/23/2026	40,147	39,200	39,184	2.6%
Aveanna Healthcare, LLC (a) (h)	Healthcare	L+3.75% (4.25%), 6/30/2028	13,108	13,043	13,042	0.9%
Aveanna Healthcare, LLC (a) (h) (i)	Healthcare	L+5.50% (6.50%), 3/18/2024	8,069	7,932	8,058	0.5%
Aveanna Healthcare, LLC (a) (h)	Healthcare	L+4.25% (5.25%), 3/18/2024	772	748	771	0.1%
Axiom Global, Inc. (c) (i)	Business Services	L+4.75% (5.50%), 10/1/2026	16,185	16,059	16,185	1.1%
BBB Industries, LLC (h)	Transportation	L+4.50% (4.60%), 8/1/2025	12,922	12,856	12,796	0.9%
Bearcat Buyer, Inc. (c) (i)	Healthcare	L+4.25% (5.25%), 7/9/2026	152	152	152	0.0%
Bearcat Buyer, Inc. (c) (i)	Healthcare	L+4.25% (5.25%), 7/9/2026	730	730	730	0.0%
Beasley Mezzanine Holdings, LLC	Broadcasting	8.63%, 2/1/2026	2,174	2,174	2,196	0.1%
Black Mountain Sand, LLC (c)	Energy	L+9.00% (10.50%), 6/28/2024	20,323	20,218	20,323	1.4%
Capstone Logistics (c) (h)	Transportation	L+4.75% (5.75%), 11/12/2027	19,305	19,143	19,306	1.3%
Capstone Logistics (c)	Transportation	L+4.75% (5.75%), 11/12/2025	139	139	139	0.0%
CareCentrix, Inc. (c) (i)	Healthcare	L+4.50% (4.70%), 4/3/2025	7,916	7,896	7,342	0.5%
CCW, LLC (c) (h) (i)	Food & Beverage	L+8.00% (9.00%), 12/31/2021	23,786	21,748	17,531	1.2%
CDHA Holdings, LLC (c) (h) (i) (j)	Healthcare	L+7.25% (8.25%) 1.00% PIK, 8/24/2023	16,001	15,897	16,001	1.1%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (h) (i) (p)	Media/Entertainment	L+6.00% (7.00%), 11/24/2025	5,570	5,506	5,570	0.4%
CHA Holdings, Inc. (c) (i)	Business Services	L+4.50% (5.50%), 4/10/2025	523	492	517	0.0%
Chudy Group, LLC (c) (h)	Healthcare	L+5.75% (6.75%), 6/30/2027	20,652	20,342	20,342	1.4%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

CLP Health Services, Inc. (i)	Healthcare	L+4.25% (5.00%), 12/31/2026	$12,980	$12,822	$13,037	0.9%
Cobblestone Intermediate Holdco, LLC (c) (i)	Consumer	L+5.50% (6.50%), 1/29/2026	5,250	5,152	5,151	0.3%
Cobblestone Intermediate Holdco, LLC (c)	Consumer	L+4.75% (5.75%), 1/29/2026	1,520	1,520	1,491	0.1%
Cold Spring Brewing, Co. (c) (h) (i)	Food & Beverage	L+4.75% (5.75%), 12/19/2025	7,886	7,827	7,887	0.5%
CommerceHub, Inc. (i)	Technology	L+4.00% (4.75%), 12/29/2027	7,677	7,642	7,697	0.5%
Communication Technology Intermediate, LLC (c) (h)	Business Services	L+5.75% (6.75%), 5/5/2027	18,117	17,764	17,764	1.2%
Community Care Health Network, LLC (h)	Healthcare	L+4.50% (4.60%), 2/17/2025	1,674	1,620	1,673	0.1%
Corfin Industries, LLC (c) (h) (i)	Industrials	L+6.00% (7.00%), 2/5/2026	16,592	16,319	16,592	1.1%
Cornerstone Chemical, Co.	Chemicals	6.75%, 8/15/2024	14,850	14,287	13,872	0.9%
CRS-SPV, Inc. (c) (j) (o) (w)	Industrials	L+4.50% (5.50%), 3/8/2022	62	62	62	0.0%
Division Holding Corp. (h)	Business Services	L+4.75% (5.50%), 5/26/2028	8,761	8,674	8,739	0.6%
Drilling Info Holdings, Inc. (c) (i)	Business Services	L+4.25% (4.35%), 7/30/2025	7,061	6,841	7,061	0.5%
Dynagrid Holdings, LLC (c)	Utilities	L+6.00% (7.00%), 12/18/2025	113	113	113	0.0%
Dynagrid Holdings, LLC (c) (i)	Utilities	L+6.00% (7.00%), 12/18/2025	14,409	14,144	14,409	1.0%
Dynasty Acqusition Co., Inc. (i)	Industrials	L+3.50% (3.65%), 4/6/2026	343	343	334	0.0%
Dynasty Acqusition Co., Inc. (i)	Industrials	L+3.50% (3.65%), 4/6/2026	184	184	179	0.0%
Enviva Holdings, LP (a) (i)	Utilities	L+5.50% (6.50%), 2/17/2026	9,653	9,563	9,701	0.7%
Florida Food Products, LLC (c) (h)	Food & Beverage	L+6.50% (7.50%), 9/6/2025	21,778	21,453	21,778	1.5%
Florida Food Products, LLC (c) (i)	Food & Beverage	L+7.25% (8.25%), 9/8/2025	1,318	1,252	1,318	0.1%
Florida Food Products, LLC (c) (j)	Food & Beverage	L+6.50% (7.50%), 9/6/2023	329	329	329	0.0%
Foresight Energy Operating, LLC (c) (p)	Energy	L+8.00% (9.50%), 6/30/2027	1,320	1,320	1,347	0.1%
Frontier Communications Corp. (a) (h) (i)	Telecom	L+3.75% (4.50%), 5/1/2028	19,523	19,405	19,523	1.3%
Frontier Communications Corp. (a)	Telecom	5.00%, 5/1/2028	1,240	1,240	1,282	0.1%
Gogo Intermediate Holdings, LLC (a) (i)	Telecom	L+3.75% (4.50%), 4/28/2028	8,423	8,233	8,402	0.6%
Gold Standard Baking, Inc. (c) (t)	Food & Beverage	P+5.50% (8.75%) 2.00% PIK, 7/25/2022	3,163	2,750	949	0.1%
Gordian Medical, Inc. (i)	Healthcare	L+6.25% (7.00%), 1/31/2027	10,660	10,358	10,571	0.7%
Green Energy Partners/Stonewall, LLC	Utilities	L+5.50% (6.50%), 11/15/2021	984	984	916	0.1%
Green Energy Partners/Stonewall, LLC	Utilities	L+5.50% (6.50%), 11/15/2021	1,304	1,303	1,213	0.1%
Health Plan One, Inc. (c) (j)	Financials	L+7.50% (8.50%), 7/15/2025	10,695	10,263	10,695	0.7%
Higginbotham Insurance Agency, Inc. (c) (h)	Financials	L+5.75% (6.50%), 11/25/2026	11,550	11,393	11,550	0.8%
HireRight, Inc. (i)	Business Services	L+3.75% (3.85%), 7/11/2025	2,871	2,855	2,813	0.2%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Hospice Care Buyer, Inc. (c)	Healthcare	L+6.50% (7.50%), 12/9/2026	$2,215	$2,215	$2,190	0.1%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+6.50% (7.50%), 12/9/2026	24,684	24,018	24,406	1.6%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+6.50% (7.50%), 12/9/2026	6,407	6,227	6,335	0.4%
Hospice Care Buyer, Inc. (c)	Healthcare	L+6.50% (7.50%), 12/9/2026	278	278	274	0.0%
Houghton Mifflin Harcourt Publishers, Inc. (a) (i)	Education	L+6.25% (7.25%), 11/22/2024	19	19	19	0.0%
ICR Operations, LLC (c) (h) (i)	Business Services	L+5.00% (6.00%), 3/26/2025	17,057	16,870	17,057	1.1%
ICR Operations, LLC (c) (i)	Business Services	L+5.00% (6.00%), 3/26/2025	6,616	6,474	6,616	0.4%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+5.75% (6.75%), 7/31/2024	46	45	46	0.0%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	L+5.75% (6.75%), 7/31/2024	824	814	824	0.1%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	L+5.75% (6.75%), 7/31/2024	26,837	26,655	26,837	1.8%
Integral Ad Science, Inc. (a) (c) (j)	Software/Services	L+5.00% (6.00%), 7/19/2024	15,515	15,359	15,515	1.0%
Integrated Efficiency Solutions, Inc. (c) (w)	Industrials	L+3.50% (5.50%) 3.50% PIK, 6/30/2022	3,901	3,901	2,858	0.2%
Integrated Global Services, Inc. (c) (i)	Industrials	L+6.00% (7.00%), 2/4/2026	11,414	11,239	10,955	0.7%
Integrated Global Services, Inc. (c) (j)	Industrials	L+6.00% (7.00%), 2/4/2026	1,622	1,622	1,556	0.1%
Intelsat Jackson Holdings, SA (a)	Telecom	L+4.75% (8.00%), 11/27/2023	1,124	1,122	1,140	0.1%
Intelsat Jackson Holdings, SA (a)	Telecom	8.63%, 1/2/2024	2,367	2,374	2,405	0.2%
Internap Corp. (c) (h) (p)	Business Services	L+6.50% (7.50%) 5.50% PIK, 5/8/2025	6,121	6,121	5,324	0.4%
International Cruise & Excursions, Inc. (c) (i)	Business Services	L+5.25% (6.25%), 6/6/2025	4,926	4,895	4,370	0.3%
K2 Intelligence Holdings, Inc. (c) (h) (i)	Business Services	L+4.75% (5.75%), 9/23/2024	10,251	10,119	10,251	0.7%
Kahala Ireland OpCo Designated Activity Company (a) (c) (j) (o)	Transportation	L+8.00% (13.00%), 12/22/2028	2,593	2,593	2,593	0.2%
Kaman Distribution Corp. (c) (h) (i)	Industrials	L+5.00% (5.15%), 8/26/2026	20,555	19,186	20,555	1.4%
KidKraft, Inc. (c) (w)	Consumer	L+5.00% (6.00%) 5.00% PIK, 8/15/2022	1,060	371	925	0.1%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	5,294	5,294	5,314	0.4%
KMTEX, LLC (c) (g) (o)	Chemicals	P+3.00% (6.25%) PIK, 6/16/2025	687	687	687	0.0%
KMTEX, LLC (c) (o)	Chemicals	P+3.00% (6.25%) PIK, 6/16/2025	3,332	3,332	1,137	0.1%
KMTEX, LLC (c) (g) (o)	Chemicals	P+3.00% (6.25%) PIK, 6/16/2025	855	855	291	0.0%
Labrie Environmental Group, LLC (a) (c) (h)	Industrials	L+5.50% (6.50%), 9/1/2026	22,695	22,303	22,695	1.5%
Lakeland Tours, LLC (c) (h) (i)	Education	L+7.50% (8.75%) 6.00% PIK, 9/25/2025	3,493	3,475	3,493	0.2%
Lakeland Tours, LLC (c) (h) (i)	Education	L+7.50% (8.75%) 6.00% PIK, 9/25/2025	4,235	3,816	3,812	0.3%
Lakeland Tours, LLC (c) (h)	Education	L+12.00% (13.25%) 6.00% PIK, 9/25/2023	1,829	1,829	1,829	0.1%
Lakeland Tours, LLC (c) (h) (i)	Education	13.25% PIK, 9/27/2027	4,418	2,571	2,739	0.2%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Lakeview Health Holdings, Inc. (c) (t) (w)	Healthcare	9.75% PIK, 12/15/2021	$149	$124	$30	0.0%
Lakeview Health Holdings, Inc. (c) (t) (w)	Healthcare	9.75% PIK, 12/15/2021	4,338	2,671	868	0.1%
LightSquared, LP	Telecom	15.50%, 11/1/2023	1,665	1,665	1,644	0.1%
Liquid Tech Solutions Holdings, LLC (c) (h)	Industrials	L+4.75% (5.50%), 3/20/2028	10,267	10,218	10,267	0.7%
Manna Pro Products, LLC (c)	Consumer	L+6.00% (7.00%), 12/10/2026	2,335	2,335	2,335	0.2%
Manna Pro Products, LLC (c) (i)	Consumer	L+6.00% (7.00%), 12/10/2026	24,536	23,991	24,536	1.7%
Manna Pro Products, LLC (c)	Consumer	L+6.00% (7.00%), 12/10/2026	237	237	237	0.0%
McDonald Worley, P.C. (c)	Business Services	21.00% PIK, 12/31/2024	10,047	10,047	10,364	0.7%
MCS Acquisition Corp. (c)	Business Services	L+6.00% (7.00%), 10/2/2025	784	784	784	0.1%
Medical Depot Holdings, Inc. (c) (h) (i)	Healthcare	L+9.50% (10.50%) 4.00% PIK, 6/2/2025	19,528	19,047	18,698	1.3%
MGTF Radio Company, LLC (c) (j) (o)	Media/Entertainment	L+6.00% (7.00%), 4/1/2024	53,646	53,560	42,218	2.8%
Midwest Can Company, LLC (c) (h) (i)	Paper & Packaging	L+6.00% (7.00%), 3/2/2026	29,832	29,342	29,832	2.0%
Midwest Can Company, LLC (c) (j)	Paper & Packaging	L+6.00% (7.00%), 3/2/2026	1,010	1,010	1,010	0.1%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+6.50% (7.50%), 3/15/2024	11,404	11,281	11,404	0.8%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+6.50% (7.50%), 3/15/2024	10,430	10,296	10,430	0.7%
Ministry Brands, LLC (c) (i)	Software/Services	L+4.00% (5.00%), 12/2/2022	5,640	5,601	5,640	0.4%
Mintz Group, LLC (c) (i)	Business Services	L+4.75% (5.75%), 3/18/2026	4,203	4,170	4,203	0.3%
Monitronics International, Inc. (j)	Business Services	L+6.50% (7.75%), 3/29/2024	5,537	5,543	5,365	0.4%
MSG National Properties, LLC (a) (c) (h)	Media/Entertainment	L+6.25% (7.00%), 11/12/2025	12,249	11,927	12,249	0.8%
Muth Mirror Systems, LLC (c) (h) (i)	Technology	L+5.25% (6.25%), 4/23/2025	15,300	15,105	14,180	1.0%
New Amsterdam Software Bidco, LLC (c) (h) (i)	Technology	L+4.75% (5.75%), 5/1/2026	6,042	5,958	6,042	0.4%
New Star Metals, Inc. (c) (h) (i)	Industrials	L+5.00% (5.75%), 7/10/2023	21,743	21,398	21,743	1.5%
NTM Acquisition Corp. (c) (h) (i)	Media/Entertainment	L+7.25% (8.25%) 1.00% PIK, 6/7/2024	21,903	21,853	19,713	1.3%
Olaplex, Inc. (c) (h) (i)	Consumer	L+6.50% (7.50%), 1/8/2026	17,011	16,755	17,011	1.1%
ORG GC Holdings, LLC (c) (h) (t)	Business Services	L+6.75% (7.75%), 7/31/2022	21,624	21,457	14,306	1.0%
Pie Buyer, Inc. (c) (i)	Food & Beverage	L+5.50% (6.50%), 4/5/2027	28,461	27,641	27,641	1.9%
Pilot Air Freight, LLC (c) (i)	Transportation	L+5.00% (6.00%), 7/25/2024	7,913	7,803	7,803	0.5%
Pilot Air Freight, LLC (c)	Transportation	L+5.00% (6.00%), 7/25/2024	373	373	367	0.0%
PlayPower, Inc. (c) (h) (i)	Industrials	L+5.50% (5.65%), 5/8/2026	24,093	23,842	24,093	1.6%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (9.00%), 4/6/2027	18,826	18,464	18,465	1.2%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Premier Dental Services, Inc. (h) (i)	Healthcare	L+5.25% (6.25%), 6/30/2023	$32,298	$32,184	$32,257	2.2%
Premier Global Services, Inc. (c)	Telecom	L+6.50% (7.50%), 6/8/2023	6,066	5,926	2,578	0.2%
Prototek, LLC (c) (h)	Industrials	L+5.75% (6.75%), 10/20/2026	11,229	11,005	11,005	0.7%
Prototek, LLC (c)	Industrials	L+5.75% (6.75%), 10/20/2026	1,129	1,129	1,106	0.1%
PSKW, LLC (c) (h) (i)	Healthcare	L+6.25% (7.25%), 3/9/2026	29,625	29,046	29,625	2.0%
PT Network, LLC (c) (h)	Healthcare	L+7.50% (8.50%) 2.00% PIK, 11/30/2023	17,088	17,043	16,250	1.1%
Questex, Inc. (c) (h) (i)	Media/Entertainment	L+5.75% (6.75%), 9/9/2024	15,746	15,579	14,455	1.0%
Questex, Inc. (c) (j)	Media/Entertainment	L+5.75% (6.75%), 9/9/2024	1,550	1,550	1,422	0.1%
RE Investment Company, LLC (c)	Industrials	L+8.00% (9.00%), 9/25/2025	5,631	5,631	5,631	0.4%
RE Investment Company, LLC (c) (h)	Industrials	L+8.00% (9.00%), 9/25/2025	13,513	13,227	13,513	0.9%
Reddy Ice Corp. (c) (j)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	1,814	1,799	1,778	0.1%
Reddy Ice Corp. (c)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	147	147	144	0.0%
Reddy Ice Corp. (c) (h) (i)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	19,245	18,860	18,870	1.3%
Refresh Parent Holdings, Inc. (c)	Healthcare	L+6.50% (7.50%), 12/9/2026	2,256	2,256	2,256	0.2%
Refresh Parent Holdings, Inc. (c) (h)	Healthcare	L+6.50% (7.50%), 12/9/2026	9,535	9,312	9,535	0.6%
Relativity Oda, LLC (c) (i)	Software/Services	L+6.50% (8.50%) PIK, 5/12/2027	4,672	4,559	4,559	0.3%
REP TEC Intermediate Holdings, Inc. (c)	Software/Services	L+6.50% (7.50%), 6/19/2025	493	493	493	0.0%
REP TEC Intermediate Holdings, Inc. (c) (h) (i)	Software/Services	L+6.50% (7.50%), 6/19/2025	6,945	6,780	6,945	0.5%
REP TEC Intermediate Holdings, Inc. (c) (h)	Software/Services	L+6.50% (7.50%), 6/19/2025	1,536	1,522	1,536	0.1%
Resco Products, Inc. (c)	Industrials	L+7.00% (9.00%) 2.00% PIK, 6/5/2022	9,529	9,529	8,967	0.6%
Roadsafe Holdings, Inc. (c) (i)	Industrials	L+5.75% (6.75%), 10/19/2027	7,871	7,718	7,718	0.5%
RXB Holdings, Inc. (h)	Healthcare	L+5.25% (6.00%), 12/20/2027	8,055	7,905	8,064	0.5%
SCIH Salt Holdings, Inc. (c)	Industrials	L+4.00% (5.00%), 3/17/2025	0	0	0	0.0%
SCIH Salt Holdings, Inc. (h) (i)	Industrials	L+4.00% (4.75%), 3/16/2027	27,878	27,658	27,924	1.9%
SFR Group, SA (a) (i)	Telecom	L+4.00% (4.15%), 8/14/2026	7,859	7,810	7,838	0.5%
SitusAMC Holdings Corp. (c) (h) (i)	Financials	L+4.75% (5.75%), 6/30/2025	8,347	8,263	8,347	0.6%
SitusAMC Holdings Corp. (c) (j)	Financials	L+4.75% (5.75%), 6/30/2025	752	743	752	0.1%
SitusAMC Holdings Corp. (c) (h) (i)	Financials	L+4.75% (5.75%), 6/28/2025	4,718	4,669	4,718	0.3%
Skillsoft Corp. (a) (h)	Technology	L+7.50% (8.50%), 4/28/2025	13,093	13,032	13,093	0.9%
St. Croix Hospice Acquisition Corp. (c) (i)	Healthcare	L+6.00% (7.00%), 10/30/2026	25,809	25,351	25,809	1.7%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Striper Buyer, LLC (c) (h)	Paper & Packaging	L+5.50% (6.25%), 12/30/2026	$12,455	$12,339	$12,455	0.8%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (8.00%), 3/29/2023	4,720	4,672	4,720	0.3%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (8.00%), 3/29/2023	7,959	7,903	7,959	0.5%
Subsea Global Solutions, LLC (c) (j)	Business Services	L+7.00% (8.00%), 3/29/2023	135	135	135	0.0%
SunMed Group Holdings, LLC (c) (h)	Healthcare	L+5.75% (6.50%), 6/16/2028	9,077	8,919	8,918	0.6%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+6.00% (10.00%) PIK, 9/30/2021	6,308	3,833	441	0.0%
Tax Defense Network, LLC (c) (p) (t)	Consumer	10.00% PIK, 9/30/2021	3,488	2,986	3,487	0.2%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+6.00% (10.00%) PIK, 9/30/2021	35,538	21,646	2,488	0.2%
Tecta America Corp. (i)	Industrials	L+4.25% (5.00%), 4/6/2028	9,090	9,002	9,101	0.6%
Therapy Brands Holdings, LLC (h)	Healthcare	L+4.00% (4.75%), 5/18/2028	3,484	3,467	3,475	0.2%
Tillamook Country Smoker, LLC (c) (h)	Food & Beverage	L+7.75% (8.75%), 5/19/2022	9,732	9,706	9,448	0.6%
Tillamook Country Smoker, LLC (c) (j)	Food & Beverage	L+7.75% (8.75%), 5/19/2022	2,561	2,561	2,486	0.2%
Trademark Global, LLC (c) (j) (w)	Consumer	L+5.00% (6.00%), 10/31/2022	1,947	1,947	1,947	0.1%
Travelport Finance (Luxembourg) S.A R. L. (a) (h)	Business Services	L+8.00% (9.00%) 6.50% PIK, 2/28/2025	6,913	6,755	7,243	0.5%
Trilogy International Partners, LLC (a) (c) (h)	Telecom	10.00%, 5/1/2022	6,298	6,139	6,298	0.4%
Trilogy International South Pacific, LLC (a) (h)	Telecom	8.88%, 5/15/2023	15,510	15,151	15,459	1.1%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+5.25% (6.00%), 6/29/2027	20,424	20,016	20,016	1.3%
Trinity Air Consultants Holdings Corp. (c)	Business Services	L+5.25% (6.00%), 6/29/2027	179	179	176	0.0%
Triple Lift, Inc. (c) (i)	Software/Services	L+5.75% (6.50%), 5/8/2028	23,098	22,646	22,646	1.5%
University of St. Augustine Acquisition Corp. (c) (h) (i)	Education	L+4.25% (5.25%), 2/2/2026	23,641	23,253	23,641	1.6%
Urban One, Inc. (a)	Media/Entertainment	7.38%, 2/1/2028	13,061	13,061	14,099	1.0%
Vensure Employer Services, Inc. (c) (i)	Business Services	L+4.75% (5.50%), 3/26/2027	5,973	5,887	5,887	0.4%
Veritext Corp. (h) (i)	Business Services	L+3.25% (3.35%), 8/1/2025	3,523	3,523	3,492	0.2%
Vertex Aerospace Services Corp. (h) (i)	Industrials	L+4.00% (4.10%), 6/29/2027	10,143	10,115	10,133	0.7%
Westwood Professional Services, Inc. (c) (i)	Business Services	L+6.00% (7.00%), 5/26/2026	8,691	8,520	8,520	0.6%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	L+5.75% (6.50%), 6/22/2028	29,568	28,979	28,979	2.0%
WMK, LLC (c) (j)	Business Services	L+7.50% (8.50%), 9/5/2025	2,577	2,568	2,577	0.2%
WMK, LLC (c)	Business Services	L+7.50% (8.50%), 9/5/2025	355	352	355	0.0%
WMK, LLC (c) (h) (i)	Business Services	L+7.50% (8.50%) 0.25% PIK, 9/5/2025	19,045	18,818	19,045	1.3%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)

WMK, LLC (c) (j)	Business Services	L+7.50% (8.50%), 9/5/2024		$2,186	$2,186	$2,186	0.1%
Subtotal Senior Secured First Lien Debt					$1,699,557	$1,651,998	111.4%

Senior Secured Second Lien Debt - 20.4% (b)
Accentcare, Inc. (c) (h)	Healthcare	L+8.75% (9.50%), 6/21/2027		$30,152	$29,536	$30,152	2.0%
American Rock Salt Company, LLC (c) (h)	Chemicals	L+7.25% (8.00%), 6/11/2029		13,943	13,804	13,804	0.9%
Anchor Glass Container Corp. (c) (j)	Paper & Packaging	L+7.75% (8.75%), 12/6/2024		6,667	6,615	2,553	0.2%
Aruba Investments Holdings, LLC (c) (i)	Chemicals	L+7.75% (8.50%), 11/24/2028		3,759	3,707	3,759	0.3%
Astro AB Merger Sub, Inc. (a) (c) (h)	Financials	L+8.00% (9.00%), 4/30/2025		9,638	9,606	9,638	0.6%
Asurion, LLC (h)	Business Services	L+5.25% (5.35%), 1/31/2028		15,632	15,632	15,743	1.1%
Avatar Purchaser, Inc. (c)	Software/Services	L+7.50% (8.50%), 11/17/2025		1,716	1,688	1,716	0.1%
Barracuda Networks, Inc. (c) (h)	Software/Services	L+6.75% (7.50%), 10/30/2028		4,698	4,655	4,775	0.3%
BrandMuscle Holdings, Inc. (c) (j)	Business Services	L+8.50% (9.50%), 6/1/2022		24,500	24,430	24,500	1.7%
Carlisle FoodService Products, Inc. (c) (h)	Consumer	L+7.75% (8.75%), 3/20/2026		10,719	10,593	10,000	0.7%
CDS U.S. Intermediate Holdings, Inc. (a) (p)	Media/Entertainment	L+8.00% (9.00%) 7.00% PIK, 11/24/2027		9,968	9,625	9,908	0.7%
CommerceHub, Inc. (c) (h)	Technology	L+7.00% (7.75%), 12/29/2028		12,360	12,302	12,391	0.8%
Corelogic, Inc. (h)	Business Services	L+6.50% (7.00%), 6/4/2029		10,808	10,701	10,861	0.7%
HAH Group Holding Company, LLC (c) (h)	Healthcare	L+8.50% (9.50%), 10/30/2028		12,445	12,160	12,445	0.9%
Hyland Software, Inc. (h)	Technology	L+6.25% (7.00%), 7/7/2025		7,575	7,589	7,601	0.5%
Mercury Merger Sub, Inc. (h)	Business Services	L+6.50% (6.68%), 5/18/2029		11,606	11,490	11,490	0.8%
MLN US Holdco, LLC (a) (c) (h) (i)	Technology	L+8.75% (8.84%), 11/30/2026		3,000	2,960	1,941	0.1%
PetVet Care Centers, LLC (c) (h)	Healthcare	L+6.25% (6.35%), 2/13/2026		3,539	3,529	3,539	0.2%
Project Boost Purchaser, LLC (c) (j)	Business Services	L+8.00% (8.10%), 5/31/2027		1,848	1,848	1,848	0.2%
Proofpoint, Inc. (c) (h)	Software/Services	L+6.25% (6.43%), 6/8/2029		8,541	8,498	8,498	0.6%
QuickBase, Inc. (c)	Technology	L+8.00% (8.09%), 4/2/2027		7,484	7,376	7,484	0.5%
RealPage, Inc. (c) (i)	Software/Services	L+6.50% (7.25%), 4/23/2029		13,647	13,447	13,988	0.9%
Recess Holdings, Inc. (c) (h)	Industrials	L+7.75% (8.75%), 9/29/2025		16,134	15,985	16,134	1.1%
Renaissance Holding Corp. (h)	Software/Services	L+7.00% (7.10%), 5/29/2026		11,029	10,906	11,018	0.7%
River Cree Enterprises, LP (a) (c) (m)	Gaming/Lodging	10.00%, 5/17/2025	CAD	21,275	16,478	16,354	1.1%
SSH Group Holdings, Inc. (c) (h)	Education	L+8.25% (8.40%), 7/30/2026		10,122	10,058	9,717	0.7%
Tecta America Corp. (i)	Industrials	L+8.50% (9.25%), 4/6/2029		4,998	4,876	4,973	0.3%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)

Therapy Brands Holdings, LLC (h)	Healthcare	L+6.75% (7.50%), 5/18/2029		$3,275	$3,243	$3,258	0.2%
TIBCO Software, Inc. (j)	Technology	L+7.25% (7.36%), 3/3/2028		13,020	12,965	13,199	0.9%
Travelpro Products, Inc. (a) (c) (w)	Consumer	14.50%, 11.25% PIK, 11/21/2022		2,710	2,710	2,027	0.1%
Travelpro Products, Inc. (a) (c) (m) (w)	Consumer	13.00%, 2.00% PIK, 11/21/2022	CAD	3,134	2,420	1,890	0.1%
USIC Holdings, Inc. (h)	Business Services	L+6.50% (7.25%), 5/14/2029		5,798	5,740	5,885	0.4%
Vantage Mobility International, LLC (c) (p) (t) (w)	Transportation	L+6.00% (7.00%) PIK, 9/9/2021		3,460	2,914	346	0.0%
Subtotal Senior Secured Second Lien Debt					$310,086	$303,435	20.4%

Subordinated Debt - 4.1% (b)
Del Real, LLC (c) (t) (w)	Food & Beverage	14.50%, 2.00% PIK, 4/1/2023		$3,916	$3,131	$3,305	0.2%
Gdb Debt Recovery Authority Of Commonwealth Puerto Rico (a)	Financials	7.50%, 8/20/2040		9,335	6,768	8,535	0.6%
Jakks Pacific, Inc. (c)	Consumer	6.00% 2.75% PIK, 8/31/2021		1,527	1,425	2,781	0.2%
Park Ave RE Holdings, LLC (c) (j) (o) (v)	Financials	13.00%, 12/31/2021		9,237	9,237	9,237	0.6%
Siena Capital Finance, LLC (c) (j) (o)	Financials	12.50%, 5/15/2024		37,250	37,244	37,250	2.5%
Subtotal Subordinated Debt					$57,805	$61,108	4.1%

Collateralized Securities - 2.4% (b)
Collateralized Securities - Debt Investments
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (j) (p)	Diversified Investment Vehicles	L+11.00% (11.18%), 4/25/2031		$4,750	$4,576	$4,128	0.3%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (j) (p)	Diversified Investment Vehicles	L+7.50% (7.69%), 1/20/2027		10,728	9,784	6,877	0.5%
Whitehorse, Ltd. 2014-1A E (a) (c) (p)	Diversified Investment Vehicles	L+4.55% (4.73%), 5/1/2026		8,000	7,876	6,796	0.4%
Collateralized Securities - Equity Investments (n)
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (j) (k) (p)	Diversified Investment Vehicles	21.22%, 4/25/2031		$31,603	$17,118	$17,642	1.2%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 1/20/2027		31,575	6,285	—	—%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 3/20/2025		1,970	58	—	—%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026		1,886	134	—	—%
Whitehorse, Ltd. 2014-1A SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026		36,000	6,965	—	—%
Subtotal Collateralized Securities					$52,796	$35,443	2.4%

Equity/Other - 30.7% (b) (d)
Aden & Anais Holdings, Inc. (c) (e) (w)	Retail			4,470	$—	$—	—%
Answers Corp. (c) (e) (p)	Media/Entertainment			908,911	10,643	145	0.0%
Baker Hill Acquisition, LLC (c) (e) (w)	Financials			22,653	—	—	—%
BDCA Senior Loan Fund, LLC (a) (c) (o)	Diversified Investment Vehicles			304,934	304,934	304,934	20.6%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Black Mountain Sand, LLC (c) (e) (u)	Energy		55,463	$—	$209	0.0%
CDS U.S. Intermediate Holdings, Inc. (a) (e) (p)	Media/Entertainment		539,708	1,224	4,880	0.3%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (e) (p)	Media/Entertainment		874,000	437	2,185	0.1%
Clover Technologies Group, LLC (c) (e)	Industrials		180,274	1,153	18	0.0%
Clover Technologies Group, LLC (c) (e)	Industrials		2,753	275	405	0.0%
CRD Holdings, LLC (a) (c) (o) (u)	Energy	9.00%	52,285,603	5,522	5,508	0.4%
CRS-SPV, Inc. (c) (e) (j) (o) (w)	Industrials		246	2,219	1,265	0.1%
Danish CRJ, Ltd. (a) (c) (e) (o) (r)	Transportation		5,002	—	—	—%
Data Source Holdings, LLC (c) (e) (w)	Business Services		10,167	140	203	0.0%
Del Real, LLC (c) (e) (u) (w)	Food & Beverage		670,510	382	—	—%
Dyno Acquiror, Inc. (c) (e) (w)	Consumer		134,102	58	107	0.0%
First Eagle Greenway Fund II, LLC (a) (j) (p)	Diversified Investment Vehicles		5,329	5,319	1,775	0.1%
Foresight Energy Operating, LLC (c) (e) (p) (u)	Energy		158,093	2,087	3,729	0.3%
HemaSource, Inc. (c) (e) (w)	Healthcare		223,503	168	268	0.0%
Integrated Efficiency Solutions, Inc. (c) (e) (w)	Industrials		53,215	56	—	—%
Integrated Efficiency Solutions, Inc. (c) (e) (w)	Industrials		2,975	3	—	—%
Internap Corp (c) (e) (p)	Business Services		1,293,189	543	2,231	0.2%
Jakks Pacific, Inc. (e) (s)	Consumer		9,885	41	109	0.0%
Jakks Pacific, Inc. (c) (e)	Consumer		5,303	104	696	0.0%
Kahala Ireland OpCo Designated Activity Company (a) (c) (o) (y)	Transportation		1	—	29,686	2.0%
Kahala Ireland OpCo Designated Activity Company (a) (c) (o) (y)	Transportation		3,250,000	—	3,250	0.2%
Kahala US OpCo, LLC (a) (c) (e) (o) (x)	Transportation	13.00%	4,413,472	—	—	—%
KidKraft, Inc. (c) (e) (u) (w)	Consumer		2,682,257	—	—	—%
KMTEX, LLC (c) (e) (o) (u)	Chemicals		442,000	—	—	—%
KMTEX, LLC (c) (e) (o) (u)	Chemicals		4,162,000	2,793	—	—%
Lakeview Health Holdings, Inc. (c) (e) (w)	Healthcare		447	—	—	—%
McDonald Worley, P.C. (c) (e)	Business Services		248,600	249	1,212	0.1%
MCS Acquisition Corp. (c) (e)	Business Services		31,521	4,103	2,779	0.2%
MGTF Holdco, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Motor Vehicle Software Corp. (c) (e) (w)	Business Services		223,503	318	313	0.0%
New Constellis Holdings Inc. (c) (e) (w)	Business Services		2,316	67	46	0.1%
Park Ave RE Holdings, LLC (c) (e) (j) (o) (v)	Financials		719	1,623	3,300	0.2%
PennantPark Credit Opportunities Fund II, LP (a) (p)	Diversified Investment Vehicles		8,739	5,706	6,914	0.5%
PT Network, LLC (c) (e) (u)	Healthcare		3	—	—	—%
RMP Group, Inc. (c) (e) (u) (w)	Financials		223	164	340	0.0%
Schweiger Dermatology Group, LLC (c) (e) (u) (w)	Healthcare		265,024	—	—	—%
Siena Capital Finance, LLC (c) (j) (o)	Financials		39,664,400	40,374	48,391	3.2%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Skillsoft Corp (a) (e) (s)	Technology		248,712	$2,636	$2,450	0.2%
Smile Brands, Inc. (c) (e) (w)	Healthcare		712	815	1,585	0.1%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
Tap Rock Resources, LLC (c) (g) (p) (u)	Energy		18,356,442	7,680	9,934	0.7%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		633,382	—	—	—%
Team Waste, LLC (c) (e) (p) (u) (w)	Industrials		128,483	2,569	2,849	0.2%
Tennenbaum Waterman Fund, LP (a) (j) (p)	Diversified Investment Vehicles		10,000	10,000	10,343	0.7%
Travelpro Products, Inc. (a) (c) (e) (w)	Consumer		447,007	506	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		39,769	132	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		4,206	31	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		99,236	—	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		223	35	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		490	490	228	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		139	139	278	0.0%
Vantage Mobility International, LLC (c) (e) (p) (w)	Transportation		391,131	—	—	—%
Vantage Mobility International, LLC (c) (e) (p) (w)	Transportation		3,428,549	3,140	—	—%
Vantage Mobility International, LLC (c) (e) (p) (w)	Transportation		1,468,221	—	—	—%
World Business Lenders, LLC (c) (e)	Financials		922,669	3,750	2,676	0.2%
WPNT, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Wythe Will Tzetzo, LLC (c) (e) (u) (w)	Food & Beverage		22,312	302	—	—%
YummyEarth, Inc. (c) (e) (w)	Food & Beverage		223	—	—	—%
Subtotal Equity/Other				$423,365	$455,241	30.7%

TOTAL INVESTMENTS - 169.0% (b)				$2,543,609	$2,507,225	169.0%
Forward foreign currency contracts:

Counterparty	Contract to Deliver	In Exchange For	Maturity Date	Unrealized Appreciation
Goldman Sachs International	CAD 21,807	$18,019	8/17/2021	$411
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
(b)Percentages are based on net assets as of June 30, 2021.
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2021
(Unaudited)

(c)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(d)All amounts are in thousands except share amounts.
(e)Non-income producing at June 30, 2021.
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
(l)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at June 30, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(m)The principal amount (par amount) is denominated in Canadian Dollars ("CAD").
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
(t)The investment is on non-accrual status as of June 30, 2021.
(u)Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.
(v)The Company's investment is held through the consolidated subsidiary, Park Ave RE, Inc., which owns 100% of the equity of the operating company, Park Ave RE Holdings, LLC.
(w)The investment is held through BSP TCAP Acquisition Holdings LP which is an affiliated acquisition entity utilized for the Triangle Transaction. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of June 30, 2021.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2021
(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2021:

	At June 30, 2021
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$374,503	14.9%
Diversified Investment Vehicles (1)	359,409	14.3%
Business Services	325,897	13.0%
Industrials	296,830	11.8%
Financials	175,279	7.0%
Software/Services	145,328	5.8%
Media/Entertainment	126,844	5.1%
Food & Beverage	113,464	4.5%
Paper & Packaging	96,619	3.9%
Transportation	93,191	3.7%
Technology	86,078	3.4%
Consumer	77,659	3.1%
Telecom	66,569	2.7%
Education	45,250	1.8%
Energy	41,050	1.6%
Chemicals	38,353	1.5%
Utilities	26,352	1.1%
Gaming/Lodging	16,354	0.7%
Broadcasting	2,196	0.1%
Total	$2,507,225	100.0%
______________
(1) Includes BDCA's investment in BDCA Senior Loan Fund, LLC, which represents 12.2% of the fair value of investments as of June 30, 2021.
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
For the period ended June 30, 2021
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
During the six months ended June 30, 2021, the Company invested approximately $943.0 million in portfolio companies to contribute to the support of their business objectives of which some were contractually obligated. See Note 7 - Commitments and Contingencies. As of June 30, 2021, the Company held investments in loans it made to investee companies with aggregate principal amounts of $2,127.6 million. The details of such investments have been disclosed on the consolidated schedule of investments as well as in Note 3 - Fair Value of Financial Instruments. In addition to providing loans to investee companies, from time to time the Company may assist investee companies in securing financing from other sources by introducing such investee companies to sponsors or other lending institutions.
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
On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. As of June 30, 2021, the Company had issued 230.6 million shares of common stock for gross proceeds of $2.4 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of June 30, 2021, the Company had repurchased a cumulative 30.8 million shares of common stock through its share repurchase program for payments of $259.2 million.
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
For the period ended June 30, 2021
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
Consolidation
As provided under ASC 946, the Company will generally not consolidate its investment in a company other than a substantially or wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's substantially wholly-owned subsidiaries in its consolidated financial statements. Although the Company owns more than 25% of the voting securities of BDCA Senior Loan Fund, LLC (the "SLF"), the Company does not have sole control over significant actions of the SLF for purposes of the 1940 Act or otherwise, and thus does not consolidate its interest.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
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
For the period ended June 30, 2021
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
Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. For the periods ended June 30, 2021 and 2020, the Company did not incur any offering costs.
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
For the period ended June 30, 2021
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
Dividend income from SLF is recorded on accrual basis once dividends are declared by the SLF's board of directors. Distributions from SLF are evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions as dividend income unless there are sufficient accumulated tax-basis earnings and profit in SLF prior to distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
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
Payment-in-Kind Interest/Dividends
The Company may hold debt and equity investments in its portfolio that contain payment-in-kind (“PIK”) interest and dividend provisions. PIK interest and PIK dividend, which represent contractually deferred interest or dividends that add to the investment balance that is generally due at maturity, are recorded on accrual basis to the extent such amounts are expected to be collected.
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
For the period ended June 30, 2021
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
For investments for which Level 1 inputs, such as quoted prices, were not available at June 30, 2021 and December 31, 2020, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at June 30, 2021 and December 31, 2020 may differ materially from values that would have been used had a ready market for the securities existed.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)

The following table presents fair value measurements of investments, by major class, as of June 30, 2021, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$354,529	$1,297,469	$—	$1,651,998
Senior Secured Second Lien Debt	—	93,936	209,499	—	303,435
Subordinated Debt	—	8,535	52,573	—	61,108
Collateralized Securities	—	—	35,443	—	35,443
Equity/Other	2,559	4,880	123,836	19,032	150,307
BDCA Senior Loan Fund, LLC	—	—	304,934	—	304,934
Total	$2,559	$461,880	$2,023,754	$19,032	$2,507,225
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2021:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2020	$1,307,957	$186,899	$108,610	$106,525	$208,793	$1,918,784
Purchases and other adjustments to cost	373,799	37,735	15,121	230	309,010	735,895
Sales and repayments	(396,254)	(35,423)	(71,254)	(82,345)	(111,848)	(697,124)
Net realized gain (loss)	746	128	1,298	(4,677)	28,628	26,123
Transfers in	41,531	25,018	—	—	—	66,549
Transfers out	(53,608)	(9,391)	—	—	(1,224)	(64,223)
Net change in unrealized appreciation (depreciation) on investments	23,298	4,533	(1,202)	15,710	(4,589)	37,750
Balance as of June 30, 2021	$1,297,469	$209,499	$52,573	$35,443	$428,770	$2,023,754
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$21,118	$4,571	$1,588	$7,069	$(632)	$33,714
Purchases represent the acquisition of new investments at cost. Sales and repayments represent principal payments received during the period.
For the six months ended June 30, 2021, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the six months ended June 30, 2021, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
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
For the period ended June 30, 2021
(Unaudited)

For the year ended December 31, 2020, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the year ended December 31, 2020, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
The composition of the Company’s investments as of June 30, 2021, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,699,557	$1,651,998	65.9%
Senior Secured Second Lien Debt	310,086	303,435	12.1
Subordinated Debt	57,805	61,108	2.4
Collateralized Securities	52,796	35,443	1.4
Equity/Other	118,431	150,307	6.0
BDCA Senior Loan Fund, LLC	304,934	304,934	12.2
Total	$2,543,609	$2,507,225	100.0%
The composition of the Company’s investments as of December 31, 2020, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$2,009,503	$1,928,623	73.5%
Senior Secured Second Lien Debt	251,957	239,752	9.1
Subordinated Debt	115,574	118,573	4.5
Collateralized Securities	139,592	106,525	4.1
Equity/Other	197,375	230,043	8.8
Total	$2,714,001	$2,623,516	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)

BDCA Senior Loan Fund, LLC
On January 20, 2021, BDCA and Cliffwater Corporate Lending Fund (“CCLF”) formed a joint venture, SLF, that invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. SLF was formed as a Delaware limited liability company and is not consolidated by either BDCA or CCLF for financial reporting purposes. BDCA provides capital to the SLF in the form of LLC equity interests. As of June 30, 2021, BDCA and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. BDCA and CCLF each appoint two members to SLF's four-person board of directors. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of directors. Quorum is defined as (i) the presence of two members of the board of directors; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of directors; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of directors; provided that two individuals are present that were elected, designated or appointed by each member.
As part of the initial contribution to SLF, BDCA contributed $751.8 million of assets including $664.2 million of investments and $42.4 million of cash as well as $446.9 million worth of liabilities including the Citi Credit Facility debt of $344.4 million in exchange for $304.9 million of equity in SLF. As of June 30, 2021 BDCA’s investment in SLF consisted of equity contributions of $304.9 million. BDCA’s investment in SLF is classified as “Equity/Other” on the Consolidated Schedule of Investments, and other disclosure unless otherwise indicated.
As of June 30, 2021, SLF had total assets of $900.7 million. SLF's portfolio consisted of debt investments in 139 portfolio companies as of June 30, 2021. As of June 30, 2021, SLF's largest investment in a single portfolio company was $21.5 million in aggregate principal; and the five largest investments in portfolio companies in the SLF totaled $97.2 million. SLF invests in portfolio companies in the same industries in which BDCA may directly invest.
Below is a listing of SLF’s individual investments as of June 30, 2021:

June 30, 2021 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)

Senior Secured First Lien Debt
ABC Financial Intermediate, LLC (e)	Technology	L+4.25% (5.25%)	1/2/2025	$19,209	$18,780	$18,872	5.2%
Accentcare, Inc. (b)	Healthcare	L+4.00% (4.14%)	6/22/2026	16,095	16,095	16,095	4.5%
Access Cig, LLC (b)	Business Services	L+3.75% (3.84%)	2/27/2025	4,255	4,241	4,223	1.2%
Achilles Acquisition, LLC (b)	Financials	L+4.50% (5.25%)	11/16/2027	4,786	4,833	4,800	1.3%
Acrisure, LLC (b)	Financials	L+3.50% (3.60%)	2/16/2027	18,916	18,830	18,696	5.2%
Adtalem Global Education, Inc.	Education	5.50%	3/1/2028	2,000	2,000	2,034	0.6%
Adtalem Global Education, Inc. (b)	Education	L+4.50% (5.25%)	2/12/2028	2,000	2,000	1,994	0.6%
Advisor Group, Inc. (b)	Financials	L+4.50% (4.60%)	7/31/2026	7,944	7,944	7,956	2.2%
Affordable Care Holding Corp. (e)	Healthcare	L+4.75% (5.75%)	10/24/2022	7,650	7,507	7,650	2.1%
AHP Health Partners, Inc. (b)	Healthcare	L+3.75% (4.75%)	6/30/2025	13,558	13,570	13,575	3.8%
Alchemy US Holdco 1, LLC (b)	Industrials	L+5.50% (5.60%)	10/10/2025	3,038	2,914	3,038	0.8%
Aldevron, LLC (b)	Healthcare	L+3.25% (4.25%)	10/12/2026	4,658	4,662	4,656	1.3%
Altice France, SA	Cable	5.13%	7/15/2029	600	600	604	0.2%
Alvogen Pharma US, Inc. (b)	Healthcare	L+5.25% (6.25%)	12/29/2023	12,818	12,682	12,602	3.5%
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (b)	Transportation	L+4.75% (5.50%)	4/20/2028	6,316	6,255	6,580	1.8%
AP Gaming I, LLC (b)	Gaming/Lodging	L+3.50% (4.50%)	2/15/2024	7,506	7,332	7,429	2.1%
APLP Holdings, LP (b)	Utilities	L+3.75% (4.75%)	5/14/2027	3,864	3,826	3,864	1.1%
Apollo Commercial Real Estate Finance, Inc.	Financials	4.63%	6/15/2029	3,000	3,000	2,955	0.8%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)

June 30, 2021 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
AqGen Ascensus, Inc. (b)	Business Services	L+4.00% (5.00%)	12/3/2026	$18,114	$18,204	$18,126	5.0%
Asp Navigate Acquisition Corp. (b)	Healthcare	L+4.50% (5.50%)	10/6/2027	3,292	3,300	3,292	0.9%
Athenahealth, Inc. (e)	Healthcare	L+4.25% (4.41%)	2/11/2026	14,305	14,344	14,336	4.0%
Avaya Holdings Corp. (b)	Technology	L+4.00% (4.07%)	12/15/2027	17,770	17,770	17,806	4.9%
Aveanna Healthcare, LLC	Healthcare	L+3.75% (4.25%)	6/30/2028	1,335	1,328	1,328	0.4%
Aveanna Healthcare, LLC (e)	Healthcare	L+6.25% (7.25%)	3/18/2024	1,653	1,646	1,666	0.5%
Avis Budget Car Rental, LLC (b)	Transportation	L+2.25% (2.36%)	8/6/2027	4,937	4,845	4,832	1.3%
BCP Raptor, LLC (b)	Energy	L+4.25% (5.25%)	6/24/2024	13,676	12,736	13,536	3.7%
BCP Renaissance, LLC (b)	Energy	L+3.50% (4.50%)	10/31/2024	3,365	3,314	3,301	0.9%
Bella Holding Company, LLC (b)	Healthcare	L+3.75% (4.50%)	5/10/2028	7,500	7,427	7,497	2.1%
BMC Software Finance, Inc. (b)	Technology	L+3.75% (3.85%)	10/2/2025	12,822	12,861	12,742	3.5%
Bomgar Corp. (b)	Technology	L+4.00% (4.10%)	4/18/2025	1,932	1,937	1,928	0.5%
BPR Nimbus, LLC (b)	Financials	L+2.50% (2.60%)	8/27/2025	2,985	2,926	2,910	0.8%
CareCentrix, Inc. (b)	Healthcare	L+4.50% (4.70%)	4/3/2025	13,217	12,980	12,259	3.4%
CCRR Parent, Inc. (b)	Healthcare	L+4.25% (5.00%)	3/6/2028	4,988	4,963	5,012	1.4%
Cengage Learning, Inc. (b)	Publishing	L+4.25% (5.25%)	6/7/2023	2,493	2,488	2,495	0.7%
Clarion Events, Ltd. (e)	Business Services	L+5.00% (6.00%)	9/30/2024	5,694	5,372	5,376	1.5%
Claros Mortgage Trust, Inc. (b)	Financials	L+5.00% (6.00%)	8/10/2026	6,352	6,352	6,367	1.8%
Clover Technologies Group, LLC (e)	Industrials	L+7.50% (8.50%)	2/5/2024	1,460	1,366	1,325	0.4%
Cnt Holdings I Corp (b)	Consumer	L+3.75% (4.50%)	11/8/2027	3,491	3,491	3,491	1.0%
Community Care Health Network, LLC (b)	Healthcare	L+4.50% (4.60%)	2/17/2025	8,139	8,122	8,136	2.3%
Compass Power Generation, LLC (b)	Utilities	L+3.50% (4.50%)	12/20/2024	2,946	2,938	2,911	0.8%
Connect Finco SARL (b)	Telecom	L+3.50% (4.50%)	12/11/2026	7,577	7,602	7,581	2.1%
Conservice Midco, LLC (b)	Business Services	L+4.25% (4.35%)	5/13/2027	5,081	5,092	5,070	1.4%
CONSOL Energy, Inc. (b)	Energy	L+4.50% (4.61%)	9/27/2024	3,984	3,621	3,743	1.0%
Conterra Ultra Broadband, LLC (b)	Telecom	L+4.75% (4.86%)	4/30/2026	6,745	6,745	6,745	1.9%
Corelogic, Inc. (b)	Business Services	L+3.50% (4.00%)	6/2/2028	2,500	2,488	2,491	0.7%
CRGT, Inc. (b)	Software/Services	L+6.50% (7.50%)	2/28/2022	7,709	7,524	7,709	2.1%
CVENT, Inc. (e)	Technology	L+3.75% (3.85%)	11/29/2024	7,802	7,573	7,689	2.1%
CVR Partners, LP	Chemicals	6.13%	6/15/2028	160	160	164	—%
Dealer Tire, LLC (e)	Retail	L+4.25% (4.35%)	12/12/2025	3,972	3,967	3,970	1.1%
Dunn Paper, Inc. (b)	Paper & Packaging	L+4.75% (5.75%)	8/26/2022	578	550	571	0.2%
Dynasty Acqusition Co., Inc. (e)	Industrials	L+3.50% (3.65%)	4/6/2026	2,838	2,748	2,763	0.8%
Dynasty Acqusition Co., Inc. (e)	Industrials	L+3.50% (3.65%)	4/6/2026	5,279	5,110	5,138	1.4%
Edgewater Generation, LLC (b)	Utilities	L+3.75% (3.85%)	12/12/2025	2,942	2,923	2,802	0.8%
Emerald 2, Ltd. (b)	Industrials	L+3.50% (3.65%)	7/10/2026	519	516	518	0.1%
eResearchTechnology, Inc. (b)	Healthcare	L+4.50% (5.50%)	2/4/2027	1,557	1,565	1,563	0.4%
Fastlane Parent Co, Inc. (b)	Transportation	L+4.50% (4.60%)	2/4/2026	1,577	1,577	1,573	0.4%
Flex Acquisition Company, Inc. (b)	Paper & Packaging	L+3.50% (4.00%)	3/2/2028	1,500	1,485	1,493	0.4%
Gainwell Acquisition Corp. (b)	Healthcare	L+4.00% (4.75%)	10/1/2027	4,987	4,919	4,999	1.4%
Golden Nugget, LLC (b)	Gaming/Lodging	L+2.50% (3.25%)	10/4/2023	2,983	2,952	2,959	0.8%
Greenway Health, LLC (b)	Healthcare	L+3.75% (4.75%)	2/16/2024	4,757	4,428	4,472	1.2%
GTT Communications BV (b)	Telecom	L+7.50% (8.50%) 2.50% PIK	12/28/2021	1,077	1,077	1,086	0.3%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)

June 30, 2021 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
HAH Group Holding Company, LLC (b)	Healthcare	L+5.00% (6.00%)	10/29/2027	$5,856	$5,771	$5,867	1.6%
Heartland Dental, LLC (b)	Healthcare	L+4.00% (4.07%)	4/30/2025	2,000	1,990	1,995	0.6%
Heartland Dental, LLC (e)	Healthcare	L+3.50% (3.60%)	4/30/2025	4,175	4,117	4,123	1.1%
Huskies Parent, Inc. (b)	Technology	L+4.00% (4.10%)	7/31/2026	5,988	5,959	5,988	1.7%
IDERA, Inc. (b)	Technology	L+3.75% (4.50%)	3/2/2028	7,018	7,030	7,014	1.9%
Iri Holdings, Inc. (b)	Business Services	L+4.25% (4.35%)	12/1/2025	7,859	7,839	7,845	2.2%
Jane Street Group, LLC (b)	Financials	L+2.75% (2.85%)	1/26/2028	4,963	4,957	4,936	1.4%
Kissner Milling Co., Ltd.	Industrials	4.88%	5/1/2028	2,689	2,689	2,699	0.7%
LogMeIn, Inc. (b)	Software/Services	L+4.75% (4.83%)	8/31/2027	3,857	3,830	3,850	1.1%
LSCS Holdings, Inc. (b)	Healthcare	L+4.25% (4.42%)	3/17/2025	1,587	1,551	1,587	0.4%
LSCS Holdings, Inc. (b)	Healthcare	L+4.25% (4.42%)	3/17/2025	6,148	5,982	6,148	1.7%
McGraw Hill, LLC (b)	Publishing	L+4.75% (5.75%)	11/1/2024	2,993	2,968	2,995	0.8%
MED Parentco, LP (b)	Healthcare	L+4.25% (4.35%)	8/31/2026	7,976	7,908	7,970	2.2%
Medallion Midland Acquisition, LP (b)	Energy	L+3.25% (4.25%)	10/30/2024	3,633	3,593	3,604	1.0%
Medical Solutions Holdings, Inc. (b)	Healthcare	L+4.50% (5.50%)	6/14/2024	2,602	2,561	2,605	0.7%
MH Sub I, LLC (b)	Business Services	L+3.75% (4.75%)	9/13/2024	6,467	6,467	6,479	1.8%
MicroStrategy, Inc.	Software/Services	6.13%	6/15/2028	1,500	1,500	1,500	0.4%
Millennium Park HoldCo, Inc. (b)	Business Services	L+3.25% (6.50%)	6/5/2024	903	879	903	0.2%
National Mentor Holdings, Inc. (b)	Healthcare	L+3.75% (4.50%)	3/2/2028	7,405	7,371	7,414	2.1%
National Mentor Holdings, Inc. (b)	Healthcare	L+3.75% (4.50%)	3/2/2028	233	232	233	0.1%
Navitas Midstream Midland Basin, LLC (b)	Energy	L+4.50% (5.50%)	12/13/2024	21,452	21,267	21,505	6.0%
Nexus Buyer, LLC (b)	Business Services	L+3.75% (3.84%)	11/9/2026	1,496	1,493	1,492	0.4%
Nouryon USA, LLC (e)	Chemicals	L+2.75% (2.84%)	10/1/2025	2,890	2,864	2,867	0.8%
Onex TSG Intermediate Corp. (b)	Healthcare	L+4.75% (5.50%)	2/28/2028	5,000	4,904	5,028	1.4%
Paysafe Finance, PLC	Software/Services	4.00%	6/15/2029	400	400	394	0.1%
Pelican Products, Inc. (b)	Consumer	L+3.50% (4.50%)	5/1/2025	2,608	2,525	2,608	0.7%
Perstorp Holding Ab (b)	Chemicals	L+4.75% (4.95%)	2/27/2026	8,823	8,319	8,823	2.4%
Petrochoice Holdings, Inc. (b)	Industrials	L+5.00% (6.00%)	8/19/2022	2,027	1,927	1,951	0.5%
PG&E Corp. (b)	Utilities	L+3.00% (3.50%)	6/23/2025	10,752	10,795	10,598	2.9%
Premier Dental Services, Inc. (b) (e)	Healthcare	L+5.25% (6.25%)	6/30/2023	966	960	965	0.3%
Protective Industrial Products, Inc. (b)	Industrials	L+4.00% (4.75%)	12/29/2027	9,172	9,135	9,172	2.5%
PSC Industrial Holdings Corp. (b)	Industrials	L+3.75% (4.75%)	10/11/2024	4,519	4,409	4,463	1.2%
Pug, LLC (b)	Technology	L+3.50% (3.59%)	2/12/2027	4,987	4,858	4,866	1.3%
Regionalcare Hospital Partners Holdings, Inc. (b)	Healthcare	L+3.75% (3.85%)	11/14/2025	10,195	10,237	10,166	2.8%
S&S Holdings, LLC (b)	Consumer	L+5.00% (5.50%)	3/10/2028	6,983	6,780	6,982	1.9%
Safe Fleet Holdings, LLC (b)	Industrials	L+3.00% (4.00%)	2/3/2025	2,386	2,370	2,368	0.7%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+4.50% (4.60%)	6/28/2026	943	893	927	0.3%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+4.50% (4.60%)	6/28/2026	17,449	16,556	17,144	4.7%
Schenectady International Group, Inc. (b)	Chemicals	L+4.75% (4.83%)	10/15/2025	19,911	19,778	19,961	5.5%
SCIH Salt Holdings, Inc. (b)	Industrials	L+4.00% (4.75%)	3/16/2027	998	995	999	0.3%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)

June 30, 2021 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
SFR Group, SA (e)	Telecom	L+4.00% (4.15%)	8/14/2026	$4,912	$4,903	$4,899	1.4%
Sierra Acquisition, Inc. (b)	Food & Beverage	L+4.00% (5.00%)	11/11/2024	4,927	4,707	4,817	1.3%
Sophia, LP (b)	Software/Services	L+3.75% (4.50%)	10/7/2027	3,019	3,023	3,019	0.8%
Spirit Aerosystems, Inc. (b)	Industrials	L+5.25% (6.00%)	1/15/2025	2,568	2,602	2,582	0.7%
SSH Group Holdings, Inc. (e)	Education	L+4.25% (4.40%)	7/30/2025	10,573	10,204	10,180	2.8%
Staples, Inc. (b)	Business Services	L+5.00% (5.18%)	4/16/2026	4,975	4,915	4,843	1.3%
Station Casinos, LLC (b)	Gaming/Lodging	L+2.25% (2.50%)	2/8/2027	2,992	2,976	2,953	0.8%
Taseko Mines, Ltd.	Industrials	7.00%	2/15/2026	2,000	2,006	2,087	0.6%
Team Health Holdings, Inc. (e)	Healthcare	L+2.75% (3.75%)	2/6/2024	2,984	2,873	2,891	0.8%
Tenneco, Inc.	Transportation	5.13%	4/15/2029	3,846	3,846	3,958	1.1%
Tenneco, Inc. (e)	Transportation	L+3.00% (3.10%)	10/1/2025	2,985	2,936	2,949	0.8%
The Dun & Bradstreet Corp. (b)	Business Services	L+3.25% (3.35%)	2/6/2026	4,888	4,910	4,861	1.3%
TransDigm, Inc. (b)	Industrials	L+2.25% (2.35%)	12/9/2025	2,985	2,966	2,938	0.8%
Traverse Midstream Partners, LLC (e)	Energy	L+5.50% (6.50%)	9/27/2024	15,044	15,003	15,091	4.2%
Triton Water Holdings, Inc. (b)	Food & Beverage	L+3.50% (4.00%)	3/31/2028	7,500	7,482	7,490	2.1%
Truck Hero, Inc. (b)	Transportation	L+3.75% (4.50%)	1/31/2028	1,496	1,493	1,495	0.4%
TSL Engineered Products, LLC (b)	Industrials	L+4.75% (5.50%)	1/7/2028	8,054	7,975	8,054	2.2%
United Airlines, Inc. (b)	Transportation	L+3.75% (4.50%)	4/21/2028	3,814	3,801	3,860	1.1%
Vyaire Medical, Inc. (b)	Healthcare	L+4.75% (5.75%)	4/16/2025	7,871	6,452	6,730	1.9%
WaterBridge Midstream Operating, LLC (b)	Energy	L+5.75% (6.75%)	6/22/2026	13,699	12,069	13,122	3.6%
Watlow Electric Manufacturing Co. (b)	Industrials	L+4.00% (4.50%)	3/2/2028	9,521	9,475	9,541	2.6%
Wilsonart, LLC (b)	Consumer	L+3.50% (4.50%)	12/31/2026	4,988	4,981	4,985	1.4%
Wirepath, LLC (b)	Consumer	L+4.00% (4.15%)	8/5/2024	7,843	7,419	7,843	2.2%
Wrench Group, LLC (b)	Consumer	L+4.00% (4.15%)	4/30/2026	3,167	3,109	3,167	0.9%
YI, LLC (e)	Healthcare	L+4.00% (5.00%)	11/7/2024	9,021	8,842	9,021	2.5%
Subtotal Senior Secured First Lien Debt					$720,030	$725,804	200.7%

Senior Secured Second Lien Debt
Avatar Purchaser, Inc. (e)	Software/Services	L+7.50% (8.50%)	11/17/2025	$10,000	$9,988	$10,000	2.7%
Edelman Financial Services, LLC (b) (e)	Financials	L+6.75% (6.84%)	7/20/2026	9,972	9,983	10,001	2.8%
IDERA, Inc. (b) (e)	Technology	L+6.75% (7.50%)	3/2/2029	1,545	1,531	1,545	0.4%
Subtotal Senior Secured Second Lien Debt					$21,502	$21,546	5.9%

Collateralized Securities
Collateralized Securities - Debt Investments
Avery Point CLO, Ltd. 15-6A E1	Diversified Investment Vehicles	L+5.50% (5.68%)	8/6/2027	$3,500	$3,098	$3,370	0.9%
Catamaran CLO, Ltd. 16-1A D	Diversified Investment Vehicles	L+6.65% (6.84%)	1/18/2029	7,250	6,993	7,161	2.0%
Dryden Senior Loan Fund 2014-36A ER2	Diversified Investment Vehicles	L+6.88% (7.06%)	4/15/2029	2,000	1,909	1,999	0.6%
Dryden Senior Loan Fund 17-49A E	Diversified Investment Vehicles	L+6.30% (6.49%)	7/18/2030	3,000	2,859	2,993	0.8%
Eaton Vance CDO, Ltd. 15-1A FR	Diversified Investment Vehicles	L+7.97% (8.16%)	1/20/2030	2,000	1,727	1,928	0.5%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)

June 30, 2021 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Greywolf CLO, Ltd. 20-3RA ER	Diversified Investment Vehicles	L+8.74% (8.92%)	4/15/2033	$1,000	$871	$972	0.3%
Highbridge Loan Management, Ltd. 11A-17 E	Diversified Investment Vehicles	L+6.10% (6.28%)	5/6/2030	3,000	2,677	2,819	0.8%
Jamestown CLO, Ltd. 17-10A D	Diversified Investment Vehicles	L+6.70% (6.89%)	7/17/2029	1,200	1,117	1,159	0.3%
LCM, Ltd. Partnership 16A ER2	Diversified Investment Vehicles	L+6.38% (6.56%)	10/15/2031	2,500	2,273	2,391	0.7%
Madison Park Funding, Ltd. 14-13A ER	Diversified Investment Vehicles	L+5.75% (5.94%)	4/19/2030	2,500	2,289	2,415	0.7%
Marble Point CLO, Ltd. 20-1A E	Diversified Investment Vehicles	L+6.82% (7.01%)	4/20/2033	2,500	2,439	2,443	0.7%
OCP CLO, Ltd. 14-5A DR	Diversified Investment Vehicles	L+5.70% (5.88%)	4/26/2031	2,200	2,073	2,090	0.6%
OZLM, Ltd. 16-15A DR	Diversified Investment Vehicles	L+6.75% (6.94%)	4/20/2033	2,000	1,901	1,982	0.5%
Regatta II Funding, LP 13-2A DR2	Diversified Investment Vehicles	L+6.95% (7.13%)	1/15/2029	2,000	1,919	1,978	0.5%
Romark CLO, Ltd. 21-4A	Diversified Investment Vehicles	L+6.95% (7.10%)	7/10/2034	2,000	1,959	1,961	0.5%
Sound Point CLO, Ltd. 16-3A E	Diversified Investment Vehicles	L+6.65% (6.82%)	1/23/2029	2,500	2,386	2,444	0.7%
Sound Point CLO, Ltd. 17-1A E	Diversified Investment Vehicles	L+5.96% (6.13%)	1/23/2029	4,000	3,569	3,762	1.0%
Sound Point CLO, Ltd. 17-2A E	Diversified Investment Vehicles	L+6.10% (6.28%)	7/25/2030	2,400	2,051	2,187	0.6%
Sound Point CLO, Ltd. 18-3A D	Diversified Investment Vehicles	L+5.79% (5.97%)	10/26/2031	1,000	895	912	0.3%
Symphony CLO, Ltd. 2012-9A ER2	Diversified Investment Vehicles	L+6.95% (7.13%)	7/16/2032	3,000	2,763	2,992	0.8%
TCW CLO 2019-1 AMR, Ltd. 19-1A F	Diversified Investment Vehicles	L+8.67% (8.83%)	2/15/2029	2,500	2,286	2,455	0.7%
Venture CLO 43, Ltd. 21-43A E	Diversified Investment Vehicles	L+7.15% (7.15%)	4/15/2034	3,000	2,911	2,952	0.8%
Zais CLO 13, Ltd. 19-13A D1	Diversified Investment Vehicles	L+4.52% (4.70%)	7/15/2032	3,000	2,713	2,849	0.8%
Subtotal Collateralized Securities					$55,678	$58,214	16.1%

Subordinated Debt
Bidfair Holdings, Inc.	Business Services	5.88%	6/1/2029	$938	$938	$952	0.3%
Subtotal Subordinated Debt					$938	$952	0.3%

TOTAL INVESTMENTS					$798,148	$806,516	223.0%

______________
(a)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the SLF has provided the spread over LIBOR or Prime and the current interest rate in effect at June 30, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(b)The SLF's investment or a portion thereof is pledged as collateral under the Citi Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(c)Percentages are based on SLF members' capital as of June 30, 2021.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)

(d)The SLF has various unfunded commitments to portfolio companies.
(e)The SLF's investment or a portion thereof is held through a total return swap with J.P. Morgan.
SLF had $2.8 million of unfunded commitments on delayed draw term loans as of June 30, 2021.
Below is certain summarized financial information for the SLF as of June 30, 2021 and for the period January 20, 2021 (inception) through June 30, 2021:

Selected Statement of Assets and Liabilities Information	June 30,
2021
(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $798,148)	$806,516
Cash and other assets	94,202
Total assets	$900,718

LIABILITIES
Revolving credit facilities	$358,472
Secured borrowings	140,602
Other liabilities	40,028
Total liabilities	539,102

MEMBERS' CAPITAL
Total members' capital	$361,616

Total liabilities and members' capital	$900,718

Selected Statements of Operations Information	For the three months ended June 30,	For the period January 20, 2021 (inception) through June 30,
	2021	2021
	(Unaudited)	(Unaudited)
Investment income:
Total investment income	$10,874	$19,326

Operating expenses:
Interest and credit facility financing expenses	2,381	3,975
Other expenses	480	763
Total expenses	2,861	4,738

Net investment income	8,013	14,588

Realized and unrealized gain:
Net realized and unrealized gain	8,581	12,058

Net increase in net assets resulting from operations	$16,594	$26,646

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of June 30, 2021. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$906,968	Discounted Cash Flow	Market Yield	4.75%	16.00%	8.32%
Senior Secured First Lien Debt	171,973	Yield Analysis	Market Yield	1.79%	14.16%	8.09%
Senior Secured First Lien Debt (c)	155,118	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	37,490	Waterfall Analysis	EBITDA Multiple	0.66x	8.44x	5.87x
Senior Secured First Lien Debt	12,963	Waterfall Analysis	Revenue Multiple	0.21x	1.02x	0.46x
Senior Secured First Lien Debt (b)	10,364	Discounted Cash Flow	Discount Rate	13.21%	13.21%	13.21%
Senior Secured First Lien Debt (b)	2,593	Waterfall Analysis	Discount Rate	14.00%	14.00%	14.00%
Senior Secured Second Lien Debt	107,809	Discounted Cash Flow	Market Yield	7.00%	25.25%	9.83%
Senior Secured Second Lien Debt	70,856	Yield Analysis	Market Yield	9.47%	10.42%	10.21%
Senior Secured Second Lien Debt (c)	24,019	N/A	N/A	N/A	N/A	N/A
Senior Secured Second Lien Debt	4,262	Waterfall Analysis	Revenue Multiple	0.49x	0.81x	0.79x
Senior Secured Second Lien Debt (b)	2,553	Waterfall Analysis	EBITDA Multiple	6.20x	6.20x	6.20x
Subordinated Debt (b)	37,250	Waterfall Analysis	Tangible Net Asset Value Multiple	1.63x	1.63x	1.63x
Subordinated Debt (b)	9,237	Discounted Cash Flow	Discount Rate	7.53%	7.53%	7.53%
Subordinated Debt (b)	3,305	Yield Analysis	Market Yield	25.00%	25.00%	25.00%
Subordinated Debt (b)	2,781	Discounted Cash Flow	Market Yield	9.00%	9.00%	9.00%
Collateralized Securities	35,443	Discounted Cash Flow	Discount Rate	9.85%	21.00%	16.11%
Equity/Other (b)	48,391	Waterfall Analysis	Tangible Net Asset Value Multiple	1.63x	1.63x	1.63x
Equity/Other	32,935	Waterfall Analysis	Discount Rate	14.00%	14.00%	14.00%
Equity/Other	18,741	Discounted Cash Flow	Discount Rate	7.53%	17.03%	14.28%
Equity/Other	13,454	Waterfall Analysis	EBITDA Multiple	3.23x	11.05x	6.71x
Equity/Other	5,225	Waterfall Analysis	Revenue Multiple	0.11x	2.45x	2.36x
Equity/Other	3,181	Waterfall Analysis	TBV Multiple	1.42x	4.30x	3.84x
Equity/Other	1,909	Discounted Cash Flow	Market Yield	10.00%	22.69%	18.06%
BDCA Senior Loan Fund, LLC (b)	304,934	Discounted Cash Flow	Discount Rate	9.72%	9.72%	9.72%
Total	$2,023,754
______________
(a)Weighted averages are calculated based on fair value of investments.
(b)This asset category contains one investment.
(c)Investment(s) were valued based on recent or pending transactions expected to close after the valuation date.
There were no significant changes in valuation approach or technique as of June 30, 2021.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
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
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2021 and December 31, 2020. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)

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
As of June 30, 2021, the Company had six portfolio companies on non-accrual with a total amortized cost of $61.5 million and fair value of $26.2 million, which represented 2.4% and 1.0% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2020, the Company had eleven portfolio companies on non-accrual with a total amortized cost of $104.1 million and fair value of $55.4 million, which represented 3.8%, and 2.1% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
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
As of June 30, 2021 and December 31, 2020, $9.6 million and $9.6 million was payable to the Adviser for base management fees, respectively.
For the three and six months ended June 30, 2021, the Company incurred $9.5 million and $19.0 million, respectively, in base management fees under the Investment Advisory Agreement. For the three and six months ended June 30, 2020, the Company incurred $9.4 million and $19.3 million, respectively, in base management fees under the Investment Advisory Agreement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
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
As of June 30, 2021 and December 31, 2020, $7.6 million and $6.2 million was payable to the Adviser for the incentive fee on income, respectively.
For the three and six months ended June 30, 2021, the Company incurred $6.9 million and $13.5 million, respectively, in incentive fees on income under the Investment Advisory Agreement. For both the three and six months ended June 30, 2020, the Company did not incur incentive fees on income under the Investment Advisory Agreement.
The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” is an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to the Company’s liquidation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). This fee equals 20% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and six months ended June 30, 2021 and 2020, the Company did not incur incentive fees on capital gains during operations under the Investment Advisory Agreement.
Administration Agreement
In connection with the Administration Agreement, BSP provides the Company with office facilities and administrative services. As of June 30, 2021 and December 31, 2020, $0.9 million and $0.5 million was payable to BSP under the Administration Agreement, respectively.
For the three and six months ended June 30, 2021, the Company incurred $0.4 million and $0.9 million, respectively, in administrative service fees under the Administration Agreement. For the three and six months ended June 30, 2020, the Company incurred $0.2 million and $0.8 million, respectively, in administrative service fees under the Administration Agreement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
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
The New Wells Fargo Credit Facility provides for borrowings through August 28, 2023, and any amounts borrowed under the New Wells Fargo Credit Facility will mature on August 28, 2025. The New Wells Fargo Credit Facility is priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread calculated based upon the composition of loans in the collateral pool, which will not exceed 2.75% per annum. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the commitments available under the New Wells Fargo Credit Facility have not been borrowed. The non-usage fee per annum is 0.50% for the first 25% of the unused balance and up to 2.0% for the remaining unused balance. Funding I paid a structuring fee and incurred other customary costs and expenses in connection with the New Wells Fargo Credit Facility. Pursuant to an amendment entered into on April 6, 2021, the commitment fee for any unused portion of the New Wells Fargo Credit Facility was temporarily reduced until September 30, 2021. Additionally, the maximum spread was reduced from 2.75% to 2.50% as a result of this amendment. The other terms of the New Wells Fargo Credit Facility were unchanged.
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
For the period ended June 30, 2021
(Unaudited)

JPM Credit Facility
On August 28, 2020, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, 57th Street, entered into a $300.0 million revolving credit facility with JPMorgan Chase Bank, National Association, as administrative agent (“JPM”), and U.S. Bank, as collateral agent, collateral administrator and securities intermediary (the “JPM Credit Facility”).
The JPM Credit Facility provides for borrowings through August 28, 2023, and any amounts borrowed under the JPM Credit Facility will mature on August 28, 2023 unless the administrative agent exercises its option to extend the maturity date to August 28, 2024. The JPM Credit Facility is priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.75% per annum. Interest is payable quarterly in arrears. 57th Street will be subject to a non-usage fee to the extent the commitments available under the JPM Credit Facility have not been borrowed. The non-usage fee per annum is 0.50% for the first 20% of the unused balance and up to 2.75% for the remaining unused balance. 57th Street paid a structuring fee and incurred other customary costs and expenses in connection with the JPM Credit Facility. On January 21, 2021, the Company entered into an amendment (the “JPM Amendment”) to the JPM Credit Facility. The JPM Amendment, among other things, increases the amount that the Company is permitted to borrow under the JPM Credit Agreement from $300.0 million to $400.0 million. On April 12, 2021, the Company, through 57th Street, amended and restated the JPM Credit Facility. The amendment and restatement temporarily reduces the previous minimum funding amount until October 13, 2021. The other material terms of the JPM Credit Facility were unchanged.
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
Citi Credit Facility
On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into a credit facility (as amended from time to time, the “Citi Credit Facility”) with Citibank, N.A. ("Citi") as administrative agent and U.S. Bank as collateral agent, account bank, and collateral custodian. From January 1, 2020 to January 20, 2021 the Citi Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, with a reinvestment period ending on May 31, 2021 and maturity date of May 31, 2022. On January 20, 2021, SLF, a newly formed joint venture co-managed by the Company entered into an amendment to the Citi Credit Facility (the “Citi Credit Agreement”). The amendment, among other things, (i) replaces the Company with SLF as the collateral manager under the Citi Credit Agreement, (ii) extends the end of the reinvestment period from May 31, 2021 to May 31, 2023 and (iii) extends the final maturity date from May 31, 2022 to May 31, 2024. As a result of this amendment to the Citi Credit Facility, the Company incurred a realized loss on extinguishment of debt of $1.3 million. In connection with the Citi Credit Facility, CB Funding has made certain representations and warranties, is required to comply with various covenants, reporting requirements, and other customary requirements for similar facilities and is subject to certain customary events of default. Upon the occurrence and during the continuation of an event of default, Citi may declare the outstanding advances and all other obligations under the Citi Credit Facility immediately due and payable. During the continuation of an event of default, CB Funding must pay interest at a default rate.
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
For the period ended June 30, 2021
(Unaudited)

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
MassMutual Credit Facility
On July 7, 2020, the Company and a wholly-owned, special purpose financing subsidiary, BDCA Asset Financing, entered into a loan and servicing agreement (the “MassMutual Credit Facility”) with Massachusetts Mutual Life Insurance Company (“MassMutual”) as facility servicer and a lender and U.S. Bank National Association as collateral custodian, collateral administrator and administrative agent. The MassMutual Credit Facility provides for borrowings of up to 100.0 million on a committed basis, and, subject to satisfaction of certain conditions, contains an accordion feature whereby the Mass Mutual Credit Facility can be expanded to $150.0 million.
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
For the period ended June 30, 2021
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)

2023 Notes
On May 11, 2018, the Company entered into a Purchase Agreement (the “2023 Notes Purchase Agreement”) with the Initial Purchaser relating to the Company’s sale of $60.0 million aggregate principal amount of its 5.38% fixed rate notes due 2023 (the “2023 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to institutional accredited investors under Rule 501 (a)(1), (2), (3), or (7) under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The 2023 Notes Purchase Agreement also includes customary representations, warranties, and covenants by the Company. Under the terms of the 2023 Notes Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The 2023 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2023 Notes were approximately $58.7 million, after deducting an offering price discount of approximately $0.3 million, as well as Initial Purchaser’s discounts and commissions of approximately $0.6 million and estimated offering expenses of approximately $0.4 million, each payable by the Company. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes. The 2023 Notes were issued pursuant to the 2017 Indenture between the Company and The Trustee, and a Second Supplemental Indenture, dated as of May 16, 2018, between the Company and the Trustee. The 2023 Notes will mature on May 30, 2023, unless repurchased or redeemed in accordance with their terms prior to such date. The 2023 Notes bear interest at a rate of 5.375% per year payable semi-annually on May 30 and November 30 of each year, commencing on November 30, 2018. The 2023 Notes will be general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2023 Notes. The 2023 Notes will rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by the Company’s wholly owned, special purpose financing subsidiaries. The 2017 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2023 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the 2017 Indenture. In addition, if a change of control repurchase event, as defined in the 2017 Indenture, occurs prior to maturity, holders of the 2023 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2023 Notes at a repurchase price equal to 100% of the principal amount of the 2023 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
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
For the period ended June 30, 2021
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)

The following table represents borrowings as of June 30, 2021:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	8/28/2025	$300,000	$188,700	$(6,344)	$182,356
JPM Credit Facility	8/28/2023	400,000	256,000	(947)	255,053
MassMutual Credit Facility	12/31/2025	100,000	—	(2,034)	(2,034)
2026 Notes	3/30/2026	300,000	296,295	(679)	295,616
2024 Notes	12/15/2024	100,000	99,175	(128)	99,047
2023 Notes	5/30/2023	60,000	59,875	(361)	59,514
2022 Notes	12/30/2022	150,000	149,753	(684)	149,069
Totals		$1,410,000	$1,049,798	$(11,177)	$1,038,621
The following table represents borrowings as of December 31, 2020:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	8/28/2025	$300,000	$253,000	$(7,099)	$245,901
JPM Credit Facility	8/28/2023	300,000	289,000	(894)	288,106
Citi Credit Facility	5/31/2022	400,000	267,250	(1,335)	265,915
MassMutual Credit Facility	12/31/2025	100,000	—	(2,258)	(2,258)
2024 Notes	12/15/2024	100,000	99,057	(147)	98,910
2023 Notes	5/30/2023	60,000	59,843	(455)	59,388
2022 Notes	12/30/2022	150,000	149,671	(910)	148,761
Totals		$1,410,000	$1,117,821	$(13,098)	$1,104,723
The weighted average annualized interest cost for all borrowings for the six months ended June 30, 2021 and 2020 was 3.53% and 3.83%, respectively. The average daily debt outstanding for the six months ended June 30, 2021 and 2020 was $1.0 billion and $1.2 billion, respectively. The maximum debt outstanding for the six months ended June 30, 2021 and 2020 was $1.6 billion and $1.3 billion, respectively.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)

The following table represents interest and debt fees for the three and six months ended June 30, 2021:

	Three months ended June 30, 2021					Six months ended June 30, 2021
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (6)	Other Fees (7)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (6)	Other Fees (7)
Wells Fargo Credit Facility	(1)	(2)	$1,184	$380	$194	(1)	(2)	$3,122	$756	$254
JPM Credit Facility	(3)	(4)	1,814	106	334	(3)	(4)	3,986	210	517
Citi Credit Facility (8)	—	—	—	—	—	L+1.60%	0.50%	277	49	48
MassMutual Credit Facility	(5)	0.50%	—	112	145	(5)	0.50%	—	223	283
2026 Notes	3.25%	n/a	2,633	28	15	3.25%	n/a	2,693	29	15
2024 Notes	4.85%	n/a	1,272	9	—	4.85%	n/a	2,543	18	—
2023 Notes	5.38%	n/a	823	47	—	5.38%	n/a	1,645	94	—
2022 Notes	4.75%	n/a	1,822	114	—	4.75%	n/a	3,644	226	—
Totals			$9,548	$796	$688			$17,910	$1,605	$1,117
______________
(1) Prior to an amendment on July 7, 2020, the Wells Fargo Credit Facility had an interest rate priced at one-month LIBOR, with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum, depending on the composition of the portfolio of loans owned. From July 7, 2020 until August 28, 2020, the Wells Fargo Credit Facility had an interest rate priced at one-month LIBOR, with no LIBOR floor, plus a spread of 2.75% per annum. From August 28, 2020 until April 6, 2021, the Wells Fargo Credit Facility had an interest rate priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 2.75% per annum. From April 6, 2021 through June 30, 2021, the Wells Fargo Credit Facility had an interest rate priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 2.50% per annum.
(2) The non-usage fee per annum is 0.50% for the first 25% of the unused balance and up to 2.0% for the remaining unused balance.
(3) Interest rate is priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.75% per annum.
(4) The non-usage fee per annum is 0.50% for the first 20% of the unused balance and up to 2.75% for the remaining unused balance.
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
For the period ended June 30, 2021
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
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates, and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature. The fair value of the Company's 2022 Notes, 2023 Notes, 2024 Notes, and 2026 Notes, are derived from market indications provided by Bloomberg Finance L.P. at June 30, 2021 and December 31, 2020.
At June 30, 2021, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2021 and December 31, 2020, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount at June 30, 2021	Fair Value at June 30, 2021
Wells Fargo Credit Facility	3	$188,700	$188,700
JPM Credit Facility	3	256,000	256,000
MassMutual Credit Facility	3	—	—
2026 Notes	3	296,295	303,957
2024 Notes	3	99,175	106,427
2023 Notes	3	59,875	62,744
2022 Notes	3	149,753	156,876
		$1,049,798	$1,074,704

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
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
At June 30, 2021 and December 31, 2020, the forward foreign currency contracts were classified within Level 2 of the fair value hierarchy. The foreign currency forward contract held as of June 30, 2021 and December 31, 2020 were subject to ISDA Master Agreements or similar agreements.
The Company is operated by a person who has claimed an exclusion from the definition of the "commodity pool operator" under the Commodity Exchange Act, and, therefore, who is not subject to registration or regulation as a pool operator under such Act.
Note 7 — Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2021, the Company had unfunded commitments on delayed draw term loans of $100.5 million (including $98.5 million of non-discretionary commitments and $2.0 million of discretionary commitments), unfunded commitments on revolver term loans of $71.3 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $1.0 million. As of December 31, 2020, the Company had unfunded commitments on delayed draw term loans of $42.7 million (including $40.2 million of non-discretionary commitments and $2.5 million of discretionary commitments), unfunded commitments on revolver term loans of $48.5 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $3.8 million. The Company maintains sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)

As of June 30, 2021, the Company's unfunded commitments consisted of the following:
June 30, 2021

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	$3,604	$3,604
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,264	1,264
Arch Global Precision, LLC	Senior Secured First Lien Debt	Delayed draw term loan	3,364	3,364
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver term loan	1,008	1,008
Arctic Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	6,963	3,899
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	5,074	5,074
Aveanna Healthcare, LLC	Senior Secured First Lien Debt	Delayed draw term loan	3,048	3,048
Capstone Logistics	Senior Secured First Lien Debt	Delayed draw term loan	2,948	2,948
Capstone Logistics	Senior Secured First Lien Debt	Revolver term loan	1,804	1,665
CCW, LLC	Senior Secured First Lien Debt	Revolver term loan	1,500	1,500
CDHA Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,264	1,264
Chudy Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	3,442	3,442
Chudy Group, LLC	Senior Secured First Lien Debt	Revolver term loan	860	860
Cobblestone Intermediate Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	9,499	7,979
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Delayed draw term loan	6,302	6,302
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver term loan	2,363	2,363
CRS-SPV, Inc.	Senior Secured First Lien Debt	Revolver term loan	224	162
Dynagrid Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	2,262	2,149
Florida Food Products, LLC	Senior Secured First Lien Debt	Revolver term loan	1,647	1,318
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,053	1,053
Health Plan One, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,458	1,458
Higginbotham Insurance Agency, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,259	3,259
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	4,594	2,379
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,775	2,497
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver term loan	2,753	2,753
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	79	33
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,810	2,810
Integral Ad Science, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,085	1,085
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,028	406
KMTEX, LLC(1)	Senior Secured First Lien Debt	Delayed draw term loan	2,695	2,008
Lakeview Health Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	335	186
Manna Pro Products, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,053	1,718
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver term loan	2,706	2,469
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term loan	11,000	953
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	2,019	1,009
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	1,131	1,131
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,324	1,324
Mintz Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,344	1,344
Mintz Group, LLC	Senior Secured First Lien Debt	Revolver term loan	630	630
Muth Mirror Systems, LLC	Senior Secured First Lien Debt	Revolver term loan	1,299	1,299
New Amsterdam Software Bidco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,790	1,790
Norvax, LLC	Senior Secured First Lien Debt	Revolver term loan	1,152	1,152
Olaplex, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,908	1,908
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	6,129	6,129
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,840	1,840
Pilot Air Freight, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,334	1,961
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver term loan	1,602	1,602
Prototek, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,257	2,257
Prototek, LLC	Senior Secured First Lien Debt	Revolver term loan	1,693	564

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining commitment
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	$1,316	$1,316
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	1,034
Reddy Ice Corp.	Senior Secured First Lien Debt	Delayed draw term loan	1,477	1,330
Reddy Ice Corp.	Senior Secured First Lien Debt	Revolver term loan	1,762	1,762
Refresh Parent Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,134	878
Refresh Parent Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,127	1,127
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver term loan	464	464
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	741	741
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	4,440	4,440
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,746	3,746
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Delayed draw term loan	5,639	5,639
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,256	2,256
Subsea Global Solutions, LLC	Senior Secured First Lien Debt	Revolver term loan	963	828
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	601	601
Tap Rock Resources, LLC (1)	Equity/Other	Equity	29,470	11,114
Therapy Brands Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	889	889
Therapy Brands Holdings, LLC	Senior Secured Second Lien Debt	Delayed draw term loan	1,379	1,379
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed draw term loan	6,974	6,974
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver term loan	1,993	1,814
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,300	3,300
University of St. Augustine Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,615	2,615
Vensure Employer Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	2,023	2,023
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,023	3,023
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	378	378
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	13,728	13,728
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,224	4,224
WMK, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,917	1,562
WMK, LLC	Senior Secured First Lien Debt	Revolver term loan	2,622	436
Total			$234,360	$183,841
_____________
(1) The commitment related to this investment is discretionary.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
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
For the period ended June 30, 2021
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
Note 9 — Common Stock
On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through June 30, 2021, the Company issued 230.6 million shares of common stock for gross proceeds of $2.4 billion, including the shares purchased by an affiliate of BSP and shares issued under the Company's DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company suspended the DRIP from March 29, 2020 through June 26, 2020. While the DRIP was suspended, participants and all other holders of the Company's common stock received distributions paid by the Company in cash. From inception of the Company's DRIP plan to June 30, 2021, the Company had repurchased 30.8 million shares of common stock through its share repurchase program for payments of $259.2 million. As of December 31, 2020, the Company had repurchased 27.9 million shares of common stock for payments of $239.7 million. Amounts include additional shares tendered for death and disability as permitted.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)

The following table reflects the common stock activity for the six months ended June 30, 2021:

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	1,293,848	9,145
Share Repurchases	(2,910,935)	(19,532)
	(1,617,087)	$(10,387)
The following table reflects the common stock activity for the year ended December 31, 2020:

	Shares	Value
Shares Sold	10,225,302	$59,000
Shares Issued through DRIP	3,213,102	22,332
Share Repurchases	(2,255,193)	(17,477)
	11,183,211	$63,855
The following table reflects the stockholders' equity activity for the six months ended June 30, 2021:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total Stockholders' Equity
Balance as of December 31, 2020	201,390,728	$201	$1,908,116	$(508,562)	$1,399,755
Net investment income	—	—	—	26,618	26,618
Net realized loss from investment transactions	—	—	—	(2,563)	(2,563)
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	42,924	42,924
Repurchases	(2,801,712)	(3)	(18,796)	—	(18,799)
Distributions to stockholders	—	—	—	(19,757)	(19,757)
Reinvested dividends	658,852	1	4,578	—	4,579
Balance as of March 31, 2021	199,247,868	$199	$1,893,898	$(461,340)	$1,432,757
Net investment income	—	—	—	27,507	27,507
Net realized gain from investment transactions	—	—	—	27,149	27,149
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	12,065	12,065
Repurchases	(109,223)	—	(733)	—	(733)
Distributions to stockholders	—	—	—	(19,900)	(19,900)
Reinvested dividends	634,996	1	4,565	—	4,566
Balance as of June 30, 2021	199,773,641	$200	$1,897,730	$(414,519)	$1,483,411

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
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
For the period ended June 30, 2021
(Unaudited)

Offer Date	Repurchase Date	Shares Tendered	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
December 17, 2019	January 27, 2020	37,389,681	2,115,276	$7.75	$16,698.90
December 15, 2020	January 26, 2021	39,794,155	2,776,140	$6.71	$18,627.86
Share amounts in the table above represent amounts filed in the tender offer.
Note 11 — Earnings Per Share
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities for the periods ended June 30, 2021 and 2020.
The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three and six months ended June 30, 2021 and 2020.

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$66,721	$30,892	$133,700	$(162,827)
Weighted average common shares outstanding	199,172,026	199,084,903	199,753,150	194,595,661
Net increase (decrease) in net assets resulting from operations per share	$0.33	$0.16	$0.67	$(0.84)
Note 12 — Distributions
For the period from January 1, 2018 to March 29, 2020, the Company’s Board of Directors had authorized, and had declared, cash distributions payable on a monthly basis to stockholders of record at a distribution rate of $0.00178082 per day, which is equivalent to approximately $0.65 annually, per share of common stock, except for 2020 where the daily distribution rate was $0.00177596 per day to accurately reflect 2020 being a leap year. Effective April 21, 2020, the Board of Directors of the Company approved a transition in the timing of its distributions to holders of the Company's common stock from a monthly to a quarterly basis. On June 26, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on July 6, 2020 to stockholders of record as of June 30, 2020. On September 25, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on October 1, 2020 to stockholders of record as of September 30, 2020. On November 9, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on January 4, 2021 to stockholders of record as of December 31, 2020. On March 11, 2021, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on April 1, 2021 to stockholders of record as of March 31, 2021. On May 7, 2021, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable July 1, 2021 to stockholders of record as of June 30, 2021.
The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.
As of June 30, 2021 and December 31, 2020, the Company had accrued $15.3 million and $15.5 million, respectively, in stockholder distributions that were unpaid.
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
For the period ended June 30, 2021
(Unaudited)

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
As of June 30, 2021, the Company had a deferred tax asset of $7.2 million and a deferred tax liability of $(0.9) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $7.2 million. As of December 31, 2020, the Company had a deferred tax asset of $5.0 million and a deferred tax liability of $(0.9) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $5.0 million.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)

Note 14 — Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2021 and 2020 :

	For the six months ended June 30,
	2021	2020
Per share data:
Net asset value, beginning of period	$6.95	$7.69
Results of operations (1)
Net investment income	0.27	0.24
Net realized and unrealized gain (loss), net of deferred taxes	0.40	(1.08)
Net realized loss on foreign currency transactions	(0.01)	—
Net unrealized appreciation on from forward currency exchange contracts	0.01	—
Net increase (decrease) in net assets resulting from operations	0.67	(0.84)
Stockholder distributions (2)
Distributions from net investment income	(0.20)	(0.26)
Net decrease in net assets resulting from stockholder distributions	(0.20)	(0.26)
Capital share transactions
Issuance of common stock (3)	—	(0.04)
Net increase (decrease) in net assets resulting from capital share transactions	—	(0.04)
Other (7)	0.01	(0.03)
Net asset value, end of period	$7.43	$6.52
Shares outstanding at end of period	199,773,641	199,994,685
Total return (4)	9.88%	(12.10)%
Ratio/Supplemental data:
Total net assets, end of period	$1,483,411	$1,303,972
Ratio of net investment income to average net assets (8)	8.54%	6.85%
Ratio of total expenses to average net assets (6) (8)	7.53%	7.80%
Portfolio turnover rate (5)	37.87%	15.26%
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)

Note 15 – Schedules of Investments and Advances to Affiliates
An affiliated company is generally a portfolio company in which BDCA owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which BDCA owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement.) Transactions related to investments in affiliated and controlled affiliated companies for the six months ended June 30, 2021 were as follows:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2021
Control Investments
BDCA Senior Loan Fund, LLC (2) (4) (6)	Equity/Other	Diversified Investment Vehicles	$11,835	$—	$304,934	$—	$—	$—	$304,934
CRD Holdings, LLC - 9.00% (2) (6)	Equity/Other	Energy	—	14,557	—	(8,246)	—	(803)	5,508
CRS-SPV, Inc. - L+4.50% (5.50%), 3/8/2022 (2) (6)	Senior Secured First Lien Debt	Industrials	2	62	—	—	—	—	62
CRS-SPV, Inc. (2) (3) (6)	Equity/Other	Industrials	—	1,393	—	—	—	(128)	1,265
Danish CRJ, Ltd. (2) (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Kahala Ireland OpCo Designated Activity Company - L+8.00% (13.00%), 12/22/2028 (2) (6)	Senior Secured First Lien Debt	Transportation	865	18,549	—	(15,956)	—	—	2,593
Kahala Ireland OpCo Designated Activity Company (2) (6)	Equity/Other	Transportation	12,533	42,952	—	—	—	(13,266)	29,686
Kahala Ireland OpCo Designated Activity Company (2) (6)	Equity/Other	Transportation	—	3,250	—	—	—	—	3,250
Kahala US OpCo, LLC - 13.00% (2) (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
KMTEX, LLC - P+3.00% (6.25%) PIK, 6/16/2025 (2) (6)	Senior Secured First Lien Debt	Chemicals	14	218	469	—	—	—	687
KMTEX, LLC - P+3.00% (6.25%) PIK, 6/16/2025 (2) (6)	Senior Secured First Lien Debt	Chemicals	93	3,230	102	—	—	(2,195)	1,137
KMTEX, LLC - P+3.00% (6.25%) PIK, 6/16/2025 (2) (6)	Senior Secured First Lien Debt	Chemicals	26	829	25	—	—	(563)	291
KMTEX, LLC (2) (3) (6)	Equity/Other	Chemicals	—	—	—	—	—	—	—
KMTEX, LLC (2) (3) (6)	Equity/Other	Chemicals	—	2,289	—	—	—	(2,289)	—
MGTF Holdco, LLC (2) (3) (6)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
MGTF Radio Company, LLC - L+6.00% (7.00%), 4/1/2024 (2) (6)	Senior Secured First Lien Debt	Media/Entertainment	1,941	43,400	15	(1,501)	3	301	42,218
NMFC Senior Loan Program I, LLC (2) (3) (5) (6)	Equity/Other	Diversified Investment Vehicles	496	—	—	—	—	—	—
Park Ave RE Holdings, LLC - 13.00%, 12/31/2021 (2) (6)	Subordinated Debt	Financials	1,566	37,237	—	(28,000)	—	—	9,237
Park Ave RE Holdings, LLC (2) (3) (6)	Equity/Other	Financials	—	3,300	—	(792)	—	792	3,300
Siena Capital Finance, LLC - 12.50%, 5/15/2024 (2) (6)	Subordinated Debt	Financials	1,806	25,500	11,751	—	—	(1)	37,250
Siena Capital Finance, LLC (2) (6)	Equity/Other	Financials	2,635	35,839	3,826	—	—	8,726	48,391
WPNT, LLC (2) (3) (6)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Total Control Investments			$33,812	$232,605	$321,122	$(54,495)	$3	$(9,426)	$489,809

Affiliate Investments
Answers Corp. (3) (6)	Equity/Other	Media/Entertainment	$—	$727	$—	$(718)	$—	$136	$145

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2021
Capstone Nutrition Development, LLC (3) (5) (6)	Equity/Other	Consumer	$—	$5,928	$—	$(27,481)	$23,013	$(1,460)	$—
CDS U.S. Intermediate Holdings, Inc. - L+6.00% (7.00%), 11/24/2025 (6)	Senior Secured First Lien Debt	Media/Entertainment	123	1,940	3,936	(374)	3	65	5,570
CDS U.S. Intermediate Holdings, Inc. - L+8.00% (9.00%) 7.00% PIK, 11/24/2027	Senior Secured Second Lien Debt	Media/Entertainment	266	1,104	8,521	—	—	283	9,908
CDS U.S. Intermediate Holdings, Inc. (3)	Equity/Other	Media/Entertainment	—	1,224	—	—	—	3,656	4,880
CDS U.S. Intermediate Holdings, Inc. (3) (6)	Equity/Other	Media/Entertainment	—	437	—	—	—	1,748	2,185
First Eagle Greenway Fund II, LLC	Equity/Other	Diversified Investment Vehicles	80	1,759	—	(10)	—	26	1,775
Foresight Energy Operating, LLC - L+8.00% (9.50%), 6/30/2027 (6)	Senior Secured First Lien Debt	Energy	63	1,354	—	(7)	—	—	1,347
Foresight Energy Operating, LLC (3) (6)	Equity/Other	Energy	—	2,520	—	—	—	1,209	3,729
Internap Corp. - L+6.50% (7.50%) 5.50% PIK, 5/8/2025 (6)	Senior Secured First Lien Debt	Business Services	228	5,181	165	—	—	(22)	5,324
Internap Corp (3) (6)	Equity/Other	Business Services	—	2,231	—	—	—	—	2,231
Jakks Pacific, Inc. - 10.50%, 2.50% PIK, 2/9/2023 (5) (6)	Senior Secured First Lien Debt	Consumer	—	17,104	—	(17,104)	—	—	—
Jakks Pacific, Inc. - 6.00%, 2.75% PIK, 8/31/2021 (6)	Subordinated Debt	Consumer	—	—	—	—	—	—	—
Jakks Pacific, Inc. (3) (6)	Equity/Other	Consumer	—	402	—	(402)	—	—	—
Jakks Pacific, Inc. (3)	Equity/Other	Consumer	—	49	—	(49)	—	—	—
LendingHome Corp. - 8.00% (5) (6)	Equity/Other	Financials	—	59,823	—	(59,477)	(346)	—	—
MidOcean Credit CLO 2013-2A INC - 0.00%, 1/29/2030 (5) (6)	Collateralized Securities	Diversified Investment Vehicles	—	6,313	—	(10,152)	(5,677)	9,516	—
Mood Media - Common Equity (5) (6)	Equity/Other	Media/Entertainment	—	—	—	645	(645)	—	—
NewStar Arlington Senior Loan Program, LLC 14-1A FR - L+11.00% (11.18%), 4/25/2031 (6)	Collateralized Securities	Diversified Investment Vehicles	276	3,632	9	—	—	487	4,128
NewStar Arlington Senior Loan Program, LLC 14-1A SUB - 21.22%, 4/25/2031 (6)	Collateralized Securities	Diversified Investment Vehicles	1,921	15,631	—	(1,925)	—	3,936	17,642
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F - L+7.50% (7.69%), 1/20/2027 (6)	Collateralized Securities	Diversified Investment Vehicles	992	5,459	158	—	—	1,260	6,877
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB - 0.00%, 1/20/2027 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
PCX Aerostructures, LLC - 6.00%, 8/9/2021 (5) (6)	Subordinated Debt	Industrials	2,828	9,859	645	(7,995)	634	(3,143)	—
PCX Aerostructures, LLC (5) (6)	Equity/Other	Industrials	—	76	—	(2,263)	2,263	(76)	—
PCX Aerostructures, LLC (5) (6)	Equity/Other	Industrials	—	535	—	(609)	609	(535)	—
PCX Aerostructures, LLC (5) (6)	Equity/Other	Industrials	—	—	—	(168)	168	—	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	430	9,274	—	(2,428)	—	68	6,914
Tap Rock Resources, LLC (6)	Equity/Other	Energy	904	11,405	—	(2,293)	—	822	9,934
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 9/30/2021 (6)	Senior Secured First Lien Debt	Consumer	—	420	—	—	—	21	441

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at June 30, 2021
Tax Defense Network, LLC - 10.00% PIK, 9/30/2021 (6)	Senior Secured First Lien Debt	Consumer	$—	$3,311	$—	$—	$—	$176	$3,487
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 9/30/2021 (6)	Senior Secured First Lien Debt	Consumer	—	2,368	—	—	—	120	2,488
Tax Defense Network, LLC (3) (6)	Equity/Other	Consumer	—	—	—	—	—	—	—
Tax Defense Network, LLC (3) (6)	Equity/Other	Consumer	—	—	—	—	—	—	—
Team Waste, LLC (3) (6)	Equity/Other	Industrials	—	2,570	—	—	—	279	2,849
Tennenbaum Waterman Fund, LP	Equity/Other	Diversified Investment Vehicles	644	10,087	—	—	—	256	10,343
TwentyEighty, Inc. (3) (5) (6)	Equity/Other	Business Services	—	—	—	(35)	35	—	—
Vantage Mobility International, LLC - L+6.00% (7.00%) PIK, 9/9/2021 (6)	Senior Secured Second Lien Debt	Transportation	—	944	—	—	—	(598)	346
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A E - L+4.55% (4.73%), 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	213	5,592	22	—	—	1,182	6,796
Whitehorse, Ltd. 2014-1A Side Letter - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
Total Affiliate Investments			$8,968	$189,259	$13,456	$(132,845)	$20,057	$19,412	$109,339
Total Control & Affiliate Investments			$42,780	$421,864	$334,578	$(187,340)	$20,060	$9,986	$599,148
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
(2)This investment was not deemed significant under Regulation S-X as of June 30, 2021.
(3)Investment is non-income producing at June 30, 2021.
(4)BDCA and CCLF are the members of SLF, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members make investments in SLF in the form of LLC equity interests as SLF makes investments, and all portfolio and other material decisions regarding SLF must be submitted to SLF’s board of directors which is comprised of an equal number of members appointed by each of BDCA and CCLF. Because management of SLF is shared equally between us and CCLF, we do not believe we control the SLF for purposes of the 1940 Act or otherwise.
(5)Investment no longer held as of June 30, 2021.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)

(6)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
Dividends and interest for the six months ended June 30, 2021 attributable to Controlled and Affiliated investments no longer held as of June 30, 2021 were $3.3 million.
Realized loss for the six months ended June 30, 2021 attributable to Controlled and Affiliated investments no longer held as of June 30, 2021 was $20.1 million.
Change in unrealized gain for the six months ended June 30, 2021 attributable to Controlled and Affiliated investments no longer held as of June 30, 2021 was $4.3 million.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2019	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2020
Park Ave RE Holdings, LLC (2) (3) (6)	Equity/Other	Financials	$—	$11,133	$—	$(427)	$—	$(7,406)	$3,300
Siena Capital Finance, LLC - 12.50%, 5/15/2024 (2) (6)	Subordinated Debt	Financials	3,232	22,500	3,001	—	—	(1)	25,500
Siena Capital Finance, LLC (2) (6)	Equity/Other	Financials	5,091	36,915	10	—	—	(1,086)	35,839
WPNT, LLC (2) (3) (6)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Total Control Investments			$37,975	$406,517	$11,857	$(153,372)	$(18,650)	$(13,747)	$232,605

Affiliate Investments
Answers Corp. (3) (6)	Equity/Other	Media/Entertainment	$—	$727	$—	$—	$—	$—	$727
Capstone Nutrition Development, LLC (3) (6)	Equity/Other	Consumer	—	4,788	—	(320)	—	1,460	5,928
CDS U.S. Intermediate Holdings, Inc. - L+6.00% (7.00%), 11/24/2025 (6)	Senior Secured First Lien Debt	Media/Entertainment	18	—	1,941	—	—	(1)	1,940
CDS U.S. Intermediate Holdings, Inc. - L+8.00% (9.00%) 7.00% PIK, 11/24/2027 (6)	Senior Secured Second Lien Debt	Media/Entertainment	—	—	1,104	—	—	—	1,104
CDS U.S. Intermediate Holdings, Inc. (3) (6)	Equity/Other	Media/Entertainment	—	—	1,224	—	—	—	1,224
CDS U.S. Intermediate Holdings, Inc. (3) (6)	Equity/Other	Media/Entertainment	—	—	437	—	—	—	437
Danish CRJ, Ltd. (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
First Eagle Greenway Fund II, LLC	Equity/Other	Diversified Investment Vehicles	(8)	2,554	326	(46)	—	(1,075)	1,759
Foresight Energy Operating, LLC - L+8.00% (9.50%), 6/30/2027 (6)	Senior Secured First Lien Debt	Energy	65	—	1,333	(7)	—	28	1,354
Foresight Energy Operating, LLC - L+8.00% (9.50%), 6/30/2027 (5) (6)	Senior Secured First Lien Debt	Energy	4	—	977	(989)	12	—	—
Foresight Energy Operating, LLC (3) (6)	Equity/Other	Energy	—	—	2,087	—	—	433	2,520
Internap Corp. - L+10.00% (11.00%), 5/8/2023 (5)	Senior Secured First Lien Debt	Business Services	175	—	2,569	(2,719)	150	—	—
Internap Corp. - L+6.50% (7.50%) 5.50% PIK, 5/8/2025 (6)	Senior Secured First Lien Debt	Business Services	291	—	5,956	—	—	(775)	5,181
Internap Corp (3) (6)	Equity/Other	Business Services	—	—	544	—	—	1,687	2,231
Jakks Pacific, Inc. - 10.50%, 2.50% PIK, 2/9/2023 (6)	Senior Secured First Lien Debt	Consumer	80	—	16,329	(256)	24	1,007	17,104
Jakks Pacific, Inc. (3) (6)	Equity/Other	Consumer	—	—	101	—	—	301	402
Jakks Pacific, Inc. (3)	Equity/Other	Consumer	—	—	40	—	—	9	49
LendingHome Corp. - 8.00% (6)	Equity/Other	Financials	346	—	59,823	—	—	—	59,823
MidOcean Credit CLO 2013-2A INC - 0.00%, 1/29/2030 (6)	Collateralized Securities	Diversified Investment Vehicles	(22)	11,835	—	(986)	—	(4,536)	6,313
Mood Media Corp. - L+9.25% (10.25%), 7/31/2025 (5) (6)	Senior Secured First Lien Debt	Media/Entertainment	463	—	9,242	(9,519)	277	—	—
Mood Media Corp. - L+9.25% (10.25%), 7/31/2025 (5) (6)	Senior Secured First Lien Debt	Media/Entertainment	26	—	1,881	(1,962)	81	—	—
Mood Media Corp. (5) (6)	Equity/Other	Media/Entertainment	—	—	2,713	(4,085)	1,372	—	—

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2021
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
For the period ended June 30, 2021
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
Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans, and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues of less than $1 billion, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of June 30, 2021, 78.0% of our portfolio was invested in senior secured loans.
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
Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At June 30, 2021:
Investment Portfolio	$2,507.2
Net assets	1,483.4
Debt (net of deferred financing costs)	1,038.6
Net asset value per share	7.43

Portfolio Activity for the Six Months Ended June 30, 2021:
Purchases during the period	943.0
Sales, repayments, and other exits during the period	1,147.8
Number of portfolio companies at end of period	187

Operating results for the Six Months Ended June 30, 2021:
Net investment income per share	0.27
Distributions declared per share	0.20
Net increase in net assets resulting from operations per share	0.67
Net investment income	54.1
Net realized and unrealized gain, net of change in deferred taxes	79.6
Net increase in net assets resulting from operations	133.7
Portfolio and Investment Activity
During the six months ended June 30, 2021, we made $943.0 million of investments in new and existing portfolio companies and had $1,147.8 million in aggregate amount of sales and repayments, resulting in a net decrease in investments of $204.8 million for the period. The total portfolio of debt investments at fair value consisted of 91.2% bearing variable interest rates and 8.8% bearing fixed interest rates.

Our portfolio composition, based on fair value at June 30, 2021 was as follows:

	June 30, 2021
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	65.9%	7.6%
Senior Secured Second Lien Debt	12.1	8.8
Subordinated Debt	2.4	12.0
Collateralized Securities (2)	1.4	15.7
Equity/Other (3)	6.0	20.0
BDCA Senior Loan Fund, LLC (3)	12.2	8.0
Total	100.0%	8.7%
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
The weighted average risk rating of our investments based on fair value was 2.20 and 2.33 as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, we had six portfolio companies on non-accrual with a total amortized cost of $61.5 million and fair value of $26.2 million, which represented 2.4% and 1.0% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2020, we had eleven portfolio companies on non-accrual with a total amortized cost of $104.1 million and fair value of $55.4 million, which represented 3.8%, and 2.1% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding our non-accrual policy.
RESULTS OF OPERATIONS
Operating results for the three and six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Total investment income	$58,251	$45,081	$114,685	$98,362
Total expenses	30,341	24,428	59,457	51,677
Income tax expense, including excise tax	403	220	1,103	694
Net investment income	$27,507	$20,433	$54,125	$45,991
Investment Income
For the three and six months ended June 30, 2021, total investment income was $58.3 million and $114.7 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.6 billion and a weighted average current yield of 8.7%. Included within total investment income was $3.4 million and $4.4 million, respectively, of fee income for the three and six months ended June 30, 2021. Fee income consists primarily of prepayment and amendment fees. For the three and six months ended June 30, 2020, total investment income was $45.1 million and $98.4 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 7.8%. Included within total investment income was $1.1 million and $2.2 million, respectively, of fee income for the three and six months ended June 30, 2020. Fee income consists primarily of prepayment and amendment fees.

Operating Expenses
The composition of our operating expenses for the three and six months ended June 30, 2021 and 2020 was as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Management fees	$9,462	$9,445	$19,036	$19,322
Incentive fee on income	6,876	—	13,531	—
Interest and debt fees	11,032	12,297	20,632	26,077
Professional fees	1,133	1,190	2,412	2,601
Other general and administrative	1,429	994	3,030	2,606
Administrative services	181	252	362	560
Directors' fees	228	250	454	511
Total operating expenses	$30,341	$24,428	$59,457	$51,677
For the three and six months ended June 30, 2021, we incurred management fees of $9.5 million and $19.0 million, respectively. For the three and six months ended June 30, 2021, we incurred incentive fees on income of $6.9 million and $13.5 million, respectively. For the three and six months ended June 30, 2020, we incurred management fees of $9.4 million and $19.3 million, respectively. For both the three and six months ended June 30, 2020, we did not incur incentive fees on income.
For the three and six months ended June 30, 2021, we incurred interest and debt fees of $11.0 million and $20.6 million, respectively. For the three and six months ended June 30, 2020, we incurred interest and debt fees of $12.3 million and $26.1 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, trustee fees, amortization of deferred financing costs, and amortization of discount if applicable related to our revolving credit facilities and unsecured notes, each as defined herein in the section entitled "Borrowings". The decrease in interest and debt fees for the three and six months ended June 30, 2021 as compared to the same periods in 2020 is primarily the result of the transfer of the Citi Credit Facility to the SLF as well as the redemption of our 2020 Notes.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments, Foreign Currency Transactions, and Forward Currency Exchange Contracts
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and foreign currency transactions, net of change in deferred taxes for the three and six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net realized gain (loss)
Control investments	$2	$128	$3	$(372)
Affiliate investments	20,364	413	20,057	602
Non-affiliate investments	7,636	(56,964)	7,193	(70,306)
Net realized gain (loss) on foreign currency transactions	(853)	1,105	(1,381)	773
Net realized loss on extinguishment of debt	—	—	(1,286)	—
Total net realized gain (loss)	27,149	(55,318)	24,586	(69,303)
Net change in unrealized appreciation (depreciation) on investments
Control investments	(1,301)	(19,277)	(9,426)	(36,882)
Affiliate investments	(1,470)	2,961	19,412	(25,678)
Non-affiliate investments	14,241	82,827	44,115	(78,626)
Net change in deferred taxes	—	1,034	—	1,748
Total net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	11,470	67,545	54,101	(139,438)
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	595	(1,768)	888	(77)
Net realized and unrealized gain (loss)	$39,214	$10,459	$79,575	$(208,818)
Net realized and unrealized gain (loss) on investments and foreign currency transactions, net of change in deferred taxes, resulted in a net gain of $39.2 million and $79.6 million, respectively, for the three and six months ended June 30, 2021 compared to net gains (losses) of $10.5 million and $(208.8) million for the same periods in 2020. We look at net realized gain (loss) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.
The net realized and unrealized gain for the three months ended June 30, 2021 was primarily driven by realized gains on Equity Investment sales as well as unrealized gains on Senior Secured Investments and Collateralized Securities. The net realized and unrealized gain for the six months ended June 30, 2021 was primarily driven by realized gains on Equity Investment sales as well as unrealized gains on Senior Secured Investments and Collateralized Securities.
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

Changes in Net Assets from Operations
For the three and six months ended June 30, 2021, we recorded a net increase in net assets resulting from operations of $66.7 million and $133.7 million, respectively, versus a net increase (decrease) in net assets resulting from operations of $30.9 million and $(162.8) million, respectively, for the three and six months ended June 30, 2020. The increase is primarily driven by an increase in realized and unrealized gain on our investments. Based on the weighted average shares of common stock outstanding for the periods ended June 30, 2021 and 2020, our per share net increase in net assets resulting from operations was $0.33 and $0.67, respectively, for the three and six months ended June 30, 2021, versus a net increase (decrease) in net assets resulting from operations of $0.16 and $(0.84), respectively, for the three and six months ended June 30, 2020.
Cash Flows
For the six months ended June 30, 2021, net cash used in operating activities was $243.6 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The decrease in cash flows used in operating activities for the six months ended June 30, 2021 was primarily a result of purchases of investments of $623.1 million as well as payable for unsettled trades of $144.9 million, partially offset by sales and repayments of $483.6 million.
Net cash provided by financing activities of $225.0 million during the six months ended June 30, 2021 primarily related to proceeds from debt of $785.0 million, partially offset by payments on debt of $509.1 million.
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
BDCA Senior Loan Fund, LLC
On January 20, 2021, BDCA and Cliffwater Corporate Lending Fund (“CCLF”) formed a joint venture, BDCA Senior Loan Fund, LLC (the “SLF”), that invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. SLF was formed as a Delaware limited liability company and is not consolidated by either BDCA or CCLF for financial reporting purposes. BDCA provides capital to the SLF in the form of LLC equity interests. As of June 30, 2021, BDCA and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. BDCA and CCLF each appoint two members to SLF's four-person board of directors. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of directors. Quorum is defined as (i) the presence of two members of the board of directors; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of directors; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of directors; provided that two individuals are present that were elected, designated or appointed by each member.
As part of the initial contribution to SLF, BDCA contributed $751.8 million of assets including $664.2 million of investments and $42.4 million of cash as well as $446.9 million worth of liabilities including the Citi Credit Facility debt of $344.4 million in exchange for $304.9 million of equity in SLF. As of June 30, 2021, BDCA’s investment in SLF consisted of equity contributions of $304.9 million.
Below is a summary of SLF’s portfolio, as of June 30, 2021 and a listing of the individual investments in SLF’s portfolio as of such date can be found in “Note 3 – Fair Value of Investments” in the notes to the accompanying consolidated financial statements (dollars in thousands):

June 30, 2021
Total assets	$900,718
Total investments (1)	$806,516
Weighted Average Current Yield for Total Portfolio (2)	5.50%
Number of Portfolio companies in SLF	139
Largest portfolio company investment (1)	$21,505
Total of five largest portfolio company investments (1)	$97,160
(1)At fair value
(2)Includes the effect of the amortization or accretion of loan premiums or discounts.

Below is certain summarized financial information for the SLF as of June 30, 2021 and for the period ended June 30, 2021 (dollars in thousands):

Selected Statement of Assets and Liabilities Information	June 30,
2021
(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $798,148)	$806,516
Cash and other assets	94,202
Total assets	$900,718

LIABILITIES
Revolving credit facilities	$358,472
Secured borrowings	140,602
Other liabilities	40,028
Total liabilities	539,102

MEMBERS' CAPITAL
Total members' capital	$361,616

Total liabilities and members' capital	$900,718

Selected Statements of Operations Information	For the three months ended June 30,	For the period January 20, 2021 (inception) through June 30,
	2021	2021
	(Unaudited)	(Unaudited)
Investment income:
Total investment income	$10,874	$19,326

Operating expenses:
Interest and credit facility financing expenses	2,381	3,975
Other expenses	480	763
Total expenses	2,861	4,738

Net investment income	8,013	14,588

Realized and unrealized gain:
Net realized and unrealized gain	8,581	12,058

Net increase in net assets resulting from operations	$16,594	$26,646
Impact of COVID-19 Pandemic
The COVID-19 pandemic has resulted in governments around the world implementing a broad suite of measures to help control the spread of the virus, including quarantines, travel restrictions and business curtailments and others. The emergence of COVID-19 created economic and financial disruptions that may affect our business, financial condition, liquidity and certain of our portfolio companies’ results of operations and liquidity. The extent to which the COVID-19 pandemic will affect our business, financial condition, liquidity and certain of our portfolio companies’ results of operations and liquidity will depend on future developments, which are highly uncertain and cannot be predicted.

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
Liquidity and Capital Resources
We generate cash flows from fees, interest, and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of June 30, 2021, we had issued 230.6 million shares of our common stock for gross proceeds of $2.4 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP. As of June 30, 2021, we had $610.0 million of senior unsecured notes outstanding. We suspended the DRIP from March 29, 2020 through June 26, 2020. While the DRIP was suspended, participants and all other holders of our common stock received distributions paid in cash. On March 31, 2020, we issued in a private placement an aggregate amount of 9,532,062 newly issued shares of our common stock at a price of $5.77 per share for aggregate cash proceeds of $55.0 million and on April 30, 2020, we issued in a private placement an aggregate amount of 693,240 newly issued shares of our common stock at a price of $5.77 per share for aggregate cash proceeds of $4.0 million.
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

Distributions
For the period from January 1, 2018 to March 29, 2020, the Company’s Board of Directors had authorized, and had declared, cash distributions payable on a monthly basis to stockholders of record at a distribution rate of $0.00178082 per day, which is equivalent to approximately $0.65 annually, per share of common stock, except for 2020 where the daily distribution rate was $0.00177596 per day to accurately reflect 2020 being a leap year. Effective April 21, 2020, the Board of Directors of the Company approved a transition in the timing of its distributions to holders of the Company's common stock from a monthly to a quarterly basis. On June 26, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on July 6, 2020 to stockholders of record as of June 30, 2020. On September 25, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on October 1, 2020 to stockholders of record as of September 30, 2020. On November 9, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on January 4, 2021 to stockholders of record as of December 31, 2020. On March 11, 2021, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on April 1, 2021 to stockholders of record as of March 31, 2021. On May 7, 2021, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable July 1, 2021 to stockholders of record as of June 30, 2021.
The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.
The table below shows the components of the distributions we have declared and/or paid during the six months ended June 30, 2021 and 2020 (dollars in thousands).

	For the six months ended June 30,
	2021	2020
Distributions declared	$39,657	$50,536
Distributions paid	$39,815	$46,049
Portion of distributions paid in cash	$30,670	$33,117
Portion of distributions paid in DRIP shares	$9,145	$12,932
As of June 30, 2021, we had $15.3 million of distributions accrued and unpaid. As of December 31, 2020, we had $15.5 million of distributions accrued and unpaid.
We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the six months ended June 30, 2021 and 2020, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2021 will be reported to stockholders shortly after the end of the calendar year 2021 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
The following table sets forth the distributions declared during the six months ended June 30, 2021 and 2020 (dollars in thousands):

	For the six months ended June 30,
	2021	2020
Distributions	$39,657	$50,536
Total distributions	$39,657	$50,536

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
Administration Agreement
On November 1, 2016, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three and six months ended June 30, 2021, the Company incurred $0.4 million and $0.9 million, respectively, in administrative service fees under the Administration Agreement. For the three and six months ended June 30, 2020, the Company incurred $0.2 million and $0.8 million, respectively, in administrative service fees under the Administration Agreement.

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
The New Wells Fargo Credit Facility provides for borrowings of up to $300.0 million through August 28, 2023, and any amounts borrowed under the New Wells Fargo Credit Facility will mature on August 28, 2025. The New Wells Fargo Credit Facility is priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread calculated based upon the composition of loans in the collateral pool, which will not exceed 2.75% per annum. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the commitments available under the New Wells Fargo Credit Facility have not been borrowed. The non-usage fee per annum is 0.50% for the first 25% of the unused balance and up to 2.0% for the remaining unused balance. Funding I paid a structuring fee and incurred other customary costs and expenses in connection with the New Wells Fargo Credit Facility. Pursuant to an amendment entered into on April 6, 2021, the commitment fee for any unused portion of the New Wells Fargo Credit Facility was temporarily reduced until September 30, 2021. Additionally, the maximum spread was reduced from 2.75% to 2.50% as a result of this amendment. The other terms of the New Wells Fargo Credit Facility were unchanged.
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
JPM Credit Facility
On August 28, 2020, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, 57th Street, entered into a $300.0 million revolving credit facility with JPMorgan Chase Bank, Nation Association, as administrative agent ("JPM"), and U.S. Bank, as collateral agent, collateral administrator and securities intermediary (the "JPM Credit Facility"). The JPM Credit Facility provides for borrowings of up to $300.0 million through August 28, 2023, and any amounts borrowed under the JPM Credit Facility will mature on August 28, 2023 unless the administrative agent exercises its option to extend the maturity date to August 28, 2024. The JPM Credit Facility is priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.75% per annum. Interest is payable quarterly in arrears. 57th Street will be subject to a non-usage fee to the extent the commitments available under the JPM Credit Facility have not been borrowed. The non-usage fee per annum is 0.50% for the first 20% of the unused balance and up to 2.75% for the remaining unused balance. 57th Street paid a structuring fee and incurred other customary costs and expenses in connection with the JPM Credit Facility. On January 21, 2021, the Company entered into an amendment (the “JPM Amendment”) to the JPM Credit Facility. The JPM Amendment, among other things, increases the amount that the Company is permitted to borrow under the JPM Credit Agreement from $300.0 million to $400.0 million. On April 12, 2021, the Company, through 57th Street, amended and restated the JPM Credit Facility. The amendment and restatement temporarily reduces the previous minimum funding amount until October 13, 2021. The other material terms of the JPM Credit Facility were unchanged.
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
Citi Credit Facility
On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into a credit facility as amended from time to time, (the “Citi Credit Facility”) with Citibank, N.A. ("Citi") as administrative agent and U.S. Bank as collateral agent, account bank, and collateral custodian. From January 1, 2020 to January 20, 2021 the Citi Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, with a reinvestment period ending on May 31, 2021 and maturity date of May 31, 2022. On January 20, 2021, SLF entered into an amendment to the Citi Credit Facility (the “Citi Credit Agreement”). The amendment, among other things, (i) replaces the Company with SLF as the collateral manager under the Citi Credit Agreement, (ii) extends the end of the reinvestment period from May 31, 2021 to May 31, 2023 and (iii) extends the final maturity date from May 31, 2022 to May 31, 2024. As a result of this amendment to the Citi Credit Facility, the Company incurred a realized loss on extinguishment of debt of $1.3 million. In connection with the Citi Credit Facility, CB Funding has made certain representations and warranties, is required to comply with various covenants, reporting requirements, and other customary requirements for similar facilities and is subject to certain customary events of default. Upon the occurrence and during the continuation of an event of default, Citi may declare the outstanding advances and all other obligations under the Citi Credit Facility immediately due and payable. During the continuation of an event of default, CB Funding must pay interest at a default rate.
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
Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of June 30, 2021 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$188,700	$—	$—	$188,700	$—
JPM Credit Facility (2)	256,000	—	256,000	—	—
MassMutual Credit Facility (3)	—	—	—	—	—
2026 Notes (4)	296,295	—	—	296,295	—
2024 Notes (5)	99,175	—	—	99,175	—
2023 Notes (6)	59,875	—	59,875	—	—
2022 Notes (7)	149,753	—	149,753	—	—
Total contractual obligations	$1,049,798	$—	$465,628	$584,170	$—
______________
(1)As of June 30, 2021, we had $111.3 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.
(2)As of June 30, 2021, we had $144.0 million of unused borrowing capacity under the JPM Credit Facility, subject to borrowing base limits.
(3)As of June 30, 2021, we had $100.0 million of unused borrowing capacity under the MassMutual Credit Facility, subject to borrowing base limits.
(4)As of June 30, 2021, we had no unused borrowing capacity under the 2026 Notes.
(5)As of June 30, 2021, we had no unused borrowing capacity under the 2024 Notes.
(6)As of June 30, 2021, we had no unused borrowing capacity under the 2023 Notes.
(7)As of June 30, 2021, we had no unused borrowing capacity under the 2022 Notes.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of June 30, 2021, the Company had unfunded commitments on delayed draw term loans of $100.5 million (including $98.5 million of non-discretionary commitments and $2.0 million of discretionary commitments), unfunded commitments on revolver term loans of $71.3 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $1.0 million. As of December 31, 2020, the Company had unfunded commitments on delayed draw term loans of $42.7 million (including $40.2 million of non-discretionary commitments and $2.5 million of discretionary commitments), unfunded commitments on revolver term loans of $48.5 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $3.8 million. Please refer to Note 7 - Commitments and Contingencies for further detail of these unfunded commitments. We maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.

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
As of June 30, 2021, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 2.59% and fixed rate debt, bearing a weighted average interest rate of 4.09% with a total carrying value (net of deferred financing costs) of $1,038.6 million. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 15 Basis Points	$(4,498)
(+) 50 Basis Points	$7,426
(+) 100 Basis Points	$16,659
(+) 200 Basis Points	$35,124
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of June 30, 2021, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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
As of June 30, 2021, we had approximately $1.0 billion of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $2.9 billion in total assets, (ii) a weighted average cost of funds of 3.53%, (iii) $1.4 billion in debt outstanding (i.e., assumes that the $610.0 million principal amount of our unsecured notes sold and the full $800.0 million available to us under our revolving credit facilities is outstanding), and (iv) $1.5 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(22.91)%	(13.14)%	(3.36)%	6.42%	16.19%
___________________
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our June 30, 2021 total assets of at least 1.72%.
As of June 30, 2021, the Wells Fargo Credit Facility provided for borrowings in an aggregate principal amount of up to $300.0 million on a committed basis, due August 28, 2025; the MassMutual Credit Facility provided for borrowings in an aggregate principal amount of up to $100.0 million on a committed basis, and, subject to satisfaction of certain conditions, contains an accordion feature whereby the MassMutual Facility can be expanded to $150.0 million, due December 31, 2025; the JPM Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, due August 28, 2023; the 2022 Notes provided borrowings in an aggregate principal amount of $150.0 million, due December 30, 2022; the 2023 Notes provided borrowings in an aggregate principal amount of $60.0 million, due May 30, 2023; the 2024 Notes provided borrowings in an aggregate principal amount of $100.0 million, due December 15, 2024; and the 2026 Notes provided borrowings in an aggregate principal amount of $300.0 million, due March 30, 2026. See Item 7 in the Annual Report filed on Form 10-K for more information about these financing arrangements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2021 through April 30, 2021	—	—	—	—
May 1, 2021 through May 31, 2021	—	—	—	—
June 1, 2021 through June 30, 2021	—	—	—	—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
    Not applicable.
ITEM 5. OTHER INFORMATION
    None.

ITEM 6. EXHIBITS
    The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.2
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

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	August 12, 2021
/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 12, 2021