Form 10-Q
period 2021-09-30
Business Development Corp of America
filed 2021-11-15
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of November 10, 2021 was 200,692,509.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA
FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $449,911 and $198,405, respectively)	$485,375	$232,605
Affiliate Investments, at fair value (amortized cost of $155,700 and $254,478, respectively)	110,236	189,259
Non-affiliate Investments, at fair value (amortized cost of $1,911,374 and $2,261,118, respectively)	1,898,232	2,201,652
Investments, at fair value (amortized cost of $2,516,985 and $2,714,001, respectively)	2,493,843	2,623,516
Cash and cash equivalents	40,895	53,182
Interest and dividends receivable	28,453	14,875
Receivable for unsettled trades	104,024	48,350
Prepaid expenses and other assets	2,178	2,675
Unrealized appreciation on forward currency exchange contracts	91	—
Total assets	$2,669,484	$2,742,598

LIABILITIES
Debt (net of deferred financing costs of $10,365 and $13,098, respectively)	$1,084,848	$1,104,723
Stockholder distributions payable	23,139	15,494
Management fees payable	10,095	9,558
Incentive fee on income payable	7,355	6,223
Accounts payable and accrued expenses	23,936	8,343
Payable for unsettled trades	14,164	192,008
Interest and debt fees payable	8,175	5,931
Directors' fees payable	78	86
Unrealized depreciation on forward currency exchange contracts	—	477
Total liabilities	1,171,790	1,342,843
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 450,000,000 shares authorized; 231,501,667 issued and 200,692,509 outstanding at September 30, 2021, and 229,288,951 issued and 201,390,728 outstanding at December 31, 2020	201	201
Additional paid in capital	1,904,556	1,908,116
Total distributable loss	(407,063)	(508,562)
Total net assets	1,497,694	1,399,755

Total liabilities and net assets	$2,669,484	$2,742,598

Net asset value per share	$7.46	$6.95
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Investment income:
From control investments
Interest income	$2,498	$4,283	$8,769	$15,504
Dividend income	13,798	3,273	41,297	9,845
Fee and other income	14	5	56	14
Total investment income from control investments	16,310	7,561	50,122	25,363
From affiliate investments
Interest income	2,556	286	8,741	1,082
Dividend income	935	358	2,992	1,439
Fee and other income	—	93	2,036	91
Total investment income from affiliate investments	3,491	737	13,769	2,612
From non-affiliate investments
Interest income	37,236	33,783	105,402	109,988
Dividend income	214	—	270	40
Fee and other income	1,279	2,062	3,649	4,253
Total investment income from non-affiliate investments	38,729	35,845	109,321	114,281
Interest from cash and cash equivalents	2	23	5	272
Total investment income	58,532	44,166	173,217	142,528
Operating expenses:
Management fees	10,008	8,933	29,044	28,255
Incentive fee on income	6,682	—	20,213	—
Interest and debt fees	11,519	10,909	32,151	36,986
Professional fees	549	1,365	2,961	3,966
Other general and administrative	1,437	785	4,467	3,391
Administrative services	186	395	548	955
Directors' fees	244	222	698	733
Total expenses	30,625	22,609	90,082	74,286

Income tax expense, including excise tax	1,181	1,237	2,284	1,931
Net investment income	26,726	20,320	80,851	66,311

Realized and unrealized gain (loss):
Net realized gain (loss)
Control investments	(6,243)	(12,689)	(6,240)	(13,061)
Affiliate investments	1,885	32	22,877	634
Non-affiliate investments	4,554	(23,254)	10,812	(93,560)
Net realized gain (loss) on foreign currency transactions	662	(845)	(719)	(72)
Net realized loss on extinguishment of debt	—	—	(1,286)	—
Total net realized gain (loss)	858	(36,756)	25,444	(106,059)
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net change in unrealized appreciation (depreciation) on investments
Control investments	10,690	21,652	1,264	(15,230)
Affiliate investments	(357)	1,278	19,755	(24,400)
Non-affiliate investments	2,909	51,891	46,324	(26,735)
Net change in deferred taxes	(3,073)	(930)	(3,073)	818
Total net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	10,169	73,891	64,270	(65,547)
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	(320)	519	568	442
Net realized and unrealized gain (loss)	10,707	37,654	90,282	(171,164)
Net increase (decrease) in net assets resulting from operations	$37,433	$57,974	$171,133	$(104,853)

Per share information - basic and diluted
Net investment income	$0.13	$0.10	$0.40	$0.34
Net increase (decrease) in net assets resulting from operations	$0.19	$0.29	$0.86	$(0.53)
Weighted average shares outstanding	200,073,272	199,984,106	199,861,030	196,404,920

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the nine months ended September 30,
	2021	2020
Operations:
Net investment income	$80,851	$66,311
Net realized gain (loss) from investments	27,449	(105,987)
Net realized loss on foreign currency transactions	(719)	(72)
Net realized loss on extinguishment of debt	(1,286)	—
Net change in unrealized appreciation (depreciation) on investments	67,343	(66,365)
Net change in deferred taxes	(3,073)	818
Net change in unrealized appreciation from forward currency exchange contracts	568	442
Net increase (decrease) in net assets resulting from operations	171,133	(104,853)
Stockholder distributions:
Distributions	(69,634)	(70,528)
Net decrease in net assets from stockholder distributions	(69,634)	(70,528)
Capital share transactions:
Issuance of common stock, net of issuance costs	—	59,000
Reinvestment of stockholder distributions	15,972	17,657
Repurchases of common stock	(19,532)	(17,476)
Net increase (decrease) in net assets from capital share transactions	(3,560)	59,181
Total increase (decrease) in net assets	97,939	(116,200)
Net assets at beginning of period	1,399,755	1,462,683
Net assets at end of period	$1,497,694	$1,346,483

Net asset value per common share	$7.46	$6.71
Common shares outstanding at end of period	200,692,509	200,693,985

The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the nine months ended September 30,
	2021	2020
Operating activities:
Net increase (decrease) in net assets resulting from operations	$171,133	$(104,853)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(4,725)	(6,063)
Net accretion of discount on investments	(6,631)	(5,239)
Amortization of deferred financing costs	2,416	3,060
Amortization of discount on unsecured notes	749	547
Sales and repayments of investments	843,557	669,886
Purchases of investments	(952,086)	(495,503)
Net realized (gain) loss from investments	(27,449)	105,987
Net realized loss on foreign currency transactions	719	72
Net realized loss on extinguishment of debt	1,286	—
Net change in unrealized (appreciation) depreciation on investments	(67,343)	66,365
Net change in unrealized appreciation from forward currency exchange contracts	(568)	(442)
(Increase) decrease in operating assets:
Interest and dividends receivable	(13,578)	5,681
Receivable for unsettled trades	(55,674)	21,858
Prepaid expenses and other assets	497	1,019
Increase (decrease) in operating liabilities:
Management fees payable	537	(1,165)
Incentive fee on income payable	1,132	(6,513)
Accounts payable and accrued expenses	15,331	(4,848)
Payable for unsettled trades	(177,844)	(6,438)
Interest and debt fees payable	2,244	(4,152)
Directors' fees payable	(8)	1
Net cash provided by (used in) operating activities	(266,305)	239,260

Financing activities:
Proceeds from issuance of shares of common stock, net	—	59,000
Repurchases of common stock	(19,532)	(17,476)
Proceeds from debt	981,994	774,000
Payments on debt	(661,000)	(976,652)
Payments of financing costs	(708)	(5,406)
Stockholder distributions	(46,017)	(48,129)
Net cash provided by (used in) financing activities	254,737	(214,663)

Net increase (decrease) in cash and cash equivalents	(11,568)	24,597
Effect of foreign currency exchange rates	(719)	(56)
Cash and cash equivalents, beginning of period	53,182	46,470
Cash and cash equivalents, end of period	$40,895	$71,011
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the nine months ended September 30,
	2021	2020
Supplemental information:
Interest and fees paid during the period	$25,105	$37,355
Taxes, including excise tax, paid during the period	$2,270	$2,600
Tax refunds received during the period	$297	$—
Distributions reinvested	$15,972	$17,657
Assets and liabilities exchanged for interest in BDCA Senior Loan Fund, LLC (Note 3)	$262,544	$—
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 114.3% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+7.50% (8.50%), 3/4/2027	$10,441	$10,255	$10,754	0.7%
1236904 BC, Ltd. (c) (h) (i)	Software/Services	L+5.50% (5.60%), 3/4/2027	18,686	18,098	18,322	1.2%
Absolute Software Corp. (a) (c) (h)	Software/Services	L+6.00% (6.75%), 7/1/2027	46,521	45,630	45,630	3.1%
Acrisure, LLC (h) (i)	Financials	L+3.50% (3.63%), 2/16/2027	19,523	19,444	19,323	1.3%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+6.25% (7.25%), 5/7/2027	13,806	13,549	13,548	0.9%
ADCS Clinics Intermediate Holdings, LLC (c)	Healthcare	L+6.25% (7.25%), 5/7/2027	537	537	527	0.0%
Alchemy US Holdco 1, LLC (c) (h) (i)	Industrials	L+5.50% (5.58%), 10/10/2025	10,517	10,445	10,517	0.7%
Anchor Glass Container Corp. (j)	Paper & Packaging	L+5.00% (6.00%), 12/7/2023	9,528	9,528	8,802	0.6%
Aq Carver Buyer, Inc. (c) (h) (i)	Business Services	L+5.00% (6.00%), 9/23/2025	12,889	12,379	12,889	0.9%
Arch Global Precision, LLC (c) (h) (i)	Industrials	L+4.25% (4.38%), 4/1/2026	7,575	7,543	7,575	0.5%
Arctic Holdco, LLC (c)	Paper & Packaging	L+6.00% (7.00%), 12/23/2026	3,087	3,087	3,041	0.2%
Arctic Holdco, LLC (c)	Paper & Packaging	L+6.00% (7.00%), 12/23/2026	592	592	583	0.0%
Arctic Holdco, LLC (c) (i)	Paper & Packaging	L+6.00% (7.00%), 12/23/2026	40,046	39,143	39,446	2.6%
Astro AB Merger Sub, Inc. (a) (h)	Financials	L+4.25% (5.25%), 4/30/2024	3,916	3,889	3,931	0.3%
Aveanna Healthcare, LLC (a) (h)	Healthcare	L+3.75% (4.25%), 7/17/2028	2,473	2,461	2,470	0.2%
Axiom Global, Inc. (c) (i)	Business Services	L+4.75% (5.50%), 10/1/2026	16,144	16,024	16,144	1.1%
Bearcat Buyer, Inc. (c) (i)	Healthcare	L+4.25% (5.25%), 7/9/2026	151	151	151	0.0%
Bearcat Buyer, Inc. (c) (i)	Healthcare	L+4.25% (5.25%), 7/9/2026	728	728	728	0.1%
Black Mountain Sand, LLC (c)	Energy	L+9.00% (10.50%), 6/28/2024	19,097	19,006	19,097	1.3%
Capstone Logistics (c) (h)	Transportation	L+4.75% (5.75%), 11/12/2027	19,257	19,098	19,257	1.3%
Capstone Logistics (c)	Transportation	P+3.75% (7.00%), 11/12/2025	278	278	278	0.0%
CDHA Holdings, LLC (c) (h) (i) (j)	Healthcare	L+6.00% (7.00%), 8/24/2023	15,960	15,869	15,960	1.1%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (h) (i) (p)	Media/Entertainment	L+6.00% (7.00%), 11/24/2025	5,570	5,510	5,570	0.4%
CHA Holdings, Inc. (c) (i)	Business Services	L+4.50% (5.50%), 4/10/2025	521	493	495	0.0%
Chudy Group, LLC (c) (h)	Healthcare	L+5.75% (6.75%), 6/30/2027	20,652	20,355	20,355	1.4%
CLP Health Services, Inc. (i)	Healthcare	L+4.25% (5.00%), 12/31/2026	12,947	12,797	12,954	0.9%
Cobblestone Intermediate Holdco, LLC (c) (i)	Consumer	L+5.25% (6.25%), 1/29/2026	5,237	5,145	5,237	0.3%
Cobblestone Intermediate Holdco, LLC (c)	Consumer	L+5.25% (6.25%), 1/29/2026	5,506	5,506	5,506	0.4%
Cold Spring Brewing, Co. (c) (h) (i)	Food & Beverage	L+4.75% (5.75%), 12/19/2025	7,816	7,760	7,816	0.5%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Communication Technology Intermediate, LLC (c) (h)	Business Services	L+5.75% (6.75%), 5/5/2027	$18,117	$17,779	$18,117	1.2%
Communication Technology Intermediate, LLC (c)	Business Services	L+5.75% (6.75%), 5/5/2027	6,302	6,302	6,302	0.4%
Community Care Health Network, LLC (h)	Healthcare	L+4.50% (4.58%), 2/17/2025	1,669	1,620	1,670	0.1%
Corfin Industries, LLC (c) (h) (i)	Industrials	L+6.00% (7.00%), 2/5/2026	16,561	16,304	16,561	1.1%
Cornerstone Chemical, Co.	Chemicals	6.75%, 8/15/2024	14,850	14,328	12,788	0.9%
CRS-SPV, Inc. (c) (j) (o) (w)	Industrials	L+4.50% (5.50%), 3/8/2022	62	62	62	0.0%
Drilling Info Holdings, Inc. (c) (i)	Business Services	L+4.25% (4.33%), 7/30/2025	7,043	6,837	7,043	0.5%
Dynagrid Holdings, LLC (c) (i)	Utilities	L+6.00% (7.00%), 12/18/2025	14,372	14,122	14,372	1.0%
Dynasty Acqusition Co., Inc. (i)	Industrials	L+3.50% (3.63%), 4/6/2026	342	342	334	0.0%
Dynasty Acqusition Co., Inc. (i)	Industrials	L+3.50% (3.63%), 4/6/2026	184	184	180	0.0%
Enviva Holdings, LP (a) (c) (i)	Utilities	L+5.50% (6.50%), 2/17/2026	9,628	9,543	9,628	0.6%
FGT Purchaser, LLC (c) (h)	Consumer	L+5.50% (6.50%), 9/13/2027	21,445	21,020	21,020	1.4%
Florida Food Products, LLC (c) (h)	Food & Beverage	L+6.50% (7.50%), 9/6/2025	21,722	21,417	21,722	1.5%
Florida Food Products, LLC (c) (i)	Food & Beverage	L+7.25% (8.25%), 9/8/2025	1,314	1,257	1,314	0.1%
Florida Food Products, LLC (c) (j)	Food & Beverage	L+6.50% (7.50%), 9/6/2023	329	329	329	0.0%
Foresight Energy Operating, LLC (c) (p)	Energy	L+8.00% (9.50%), 6/30/2027	1,094	1,094	1,117	0.1%
Frontier Communications Corp. (a) (h)	Telecom	L+3.75% (4.50%), 5/1/2028	4,512	4,515	4,502	0.3%
Galway Borrower, LLC (c) (h)	Financials	L+5.25% (6.00%), 9/29/2028	24,715	24,221	24,221	1.6%
Gold Standard Baking, Inc. (c) (t)	Food & Beverage	P+5.50% (8.75%) 2.00% PIK, 7/25/2022	3,179	2,750	954	0.1%
Gordian Medical, Inc. (h) (i)	Healthcare	L+6.25% (7.00%), 1/31/2027	11,088	10,799	11,055	0.7%
Green Energy Partners/Stonewall, LLC	Utilities	L+5.50% (6.50%), 11/15/2021	982	982	923	0.1%
Green Energy Partners/Stonewall, LLC	Utilities	L+5.50% (6.50%), 11/15/2021	1,300	1,300	1,223	0.1%
Health Plan One, Inc. (c) (j)	Financials	L+7.50% (8.50%), 7/15/2025	10,695	10,290	10,695	0.7%
Higginbotham Insurance Agency, Inc. (c) (h)	Financials	L+5.50% (6.25%), 11/25/2026	11,521	11,372	11,521	0.8%
Higginbotham Insurance Agency, Inc. (c)	Financials	L+5.50% (6.25%), 11/25/2026	2,652	2,652	2,652	0.2%
Hospice Care Buyer, Inc. (c)	Healthcare	L+6.50% (7.50%), 12/9/2026	2,209	2,209	2,184	0.1%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+6.50% (7.50%), 12/9/2026	24,622	23,987	24,344	1.6%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+6.50% (7.50%), 12/9/2026	14,722	14,386	14,556	1.0%
Hospice Care Buyer, Inc. (c)	Healthcare	P+5.50% (8.75%), 12/9/2026	991	991	980	0.1%
Houghton Mifflin Harcourt Publishers, Inc. (a) (i)	Education	L+6.25% (7.25%), 11/22/2024	19	19	19	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

ICR Operations, LLC (c) (h) (i)	Business Services	L+5.00% (6.00%), 3/26/2025	$17,013	$16,839	$17,013	1.1%
ICR Operations, LLC (c) (i)	Business Services	L+5.00% (6.00%), 3/26/2025	6,599	6,467	6,599	0.4%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+5.25% (6.25%), 7/31/2024	45	45	45	0.0%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	L+5.25% (6.25%), 7/31/2024	822	813	822	0.1%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	L+5.25% (6.25%), 7/31/2024	26,837	26,677	26,837	1.8%
Ideal Tridon Holdings, Inc. (c) (j)	Industrials	L+5.25% (6.25%), 7/31/2023	401	401	401	0.0%
IG Investments Holdings, LLC (c) (h)	Business Services	L+6.00% (6.75%), 9/22/2028	17,852	17,496	17,496	1.2%
Integrated Efficiency Solutions, Inc. (c) (w)	Industrials	L+9.00% (11.00%) 3.50% PIK, 6/30/2022	3,849	3,849	2,215	0.1%
Integrated Global Services, Inc. (c) (i)	Industrials	L+6.00% (7.00%), 2/4/2026	11,414	11,249	10,955	0.7%
Integrated Global Services, Inc. (c) (j)	Industrials	L+6.00% (7.00%), 2/4/2026	1,622	1,622	1,556	0.1%
Intelsat Jackson Holdings, SA (a)	Telecom	P+4.75% (8.00%), 11/27/2023	1,124	1,122	1,136	0.1%
Intelsat Jackson Holdings, SA (a)	Telecom	8.63%, 1/2/2024	2,367	2,373	2,400	0.2%
Internap Corp. (c) (h) (p)	Business Services	L+6.50% (7.50%) 5.50% PIK, 5/8/2025	6,207	6,207	5,400	0.4%
International Cruise & Excursions, Inc. (c) (i)	Business Services	L+5.25% (6.25%), 6/6/2025	4,913	4,884	4,472	0.3%
K2 Intelligence Holdings, Inc. (c) (h) (i)	Business Services	L+4.75% (5.75%), 9/23/2024	10,251	10,129	10,251	0.7%
Kaman Distribution Corp. (c) (h) (i)	Industrials	L+5.00% (5.13%), 8/26/2026	20,502	19,203	20,502	1.4%
KidKraft, Inc. (c) (w)	Consumer	L+5.00% (6.00%), 8/15/2022	1,060	526	946	0.1%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,983	2,983	3,001	0.2%
Labrie Environmental Group, LLC (a) (c) (h)	Industrials	L+5.50% (6.50%), 9/1/2026	22,637	22,266	22,637	1.5%
Lakeland Tours, LLC (c) (h) (i)	Education	L+7.50% (8.75%) 6.00% PIK, 9/25/2025	3,538	3,521	3,538	0.2%
Lakeland Tours, LLC (c) (h) (i)	Education	L+7.50% (8.75%) 6.00% PIK, 9/25/2025	4,289	3,896	3,860	0.3%
Lakeland Tours, LLC (c) (h)	Education	L+12.00% (13.25%) 6.00% PIK, 9/25/2023	1,852	1,852	1,852	0.1%
Lakeland Tours, LLC (c) (h) (i)	Education	13.25% PIK, 9/27/2027	4,720	2,947	2,927	0.2%
Lakeview Health Holdings, Inc. (c) (t) (w)	Healthcare	9.75% PIK, 12/15/2021	153	124	19	0.0%
Lakeview Health Holdings, Inc. (c) (w)	Healthcare	8.00%, 10/15/2021	72	72	72	0.0%
Lakeview Health Holdings, Inc. (c) (t) (w)	Healthcare	9.75% PIK, 12/15/2021	4,445	2,671	556	0.0%
LightSquared, LP	Telecom	15.50% PIK, 11/1/2023	1,665	1,665	1,617	0.1%
Liquid Tech Solutions Holdings, LLC (h)	Industrials	L+4.75% (5.50%), 3/20/2028	10,241	10,194	10,190	0.7%
Manna Pro Products, LLC (c)	Consumer	L+6.00% (7.00%), 12/10/2026	4,043	4,043	4,043	0.3%
Manna Pro Products, LLC (c) (i)	Consumer	L+6.00% (7.00%), 12/10/2026	26,408	25,857	26,408	1.8%
Manna Pro Products, LLC (c)	Consumer	L+6.00% (7.00%), 12/10/2026	744	744	744	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

McDonald Worley, P.C. (c)	Business Services	21.00% PIK, 12/31/2024	$10,047	$10,047	$10,639	0.7%
MCS Acquisition Corp. (c)	Business Services	L+6.00% (7.00%), 10/2/2025	782	782	782	0.1%
Medical Depot Holdings, Inc. (c) (h) (i)	Healthcare	L+9.50% (10.50%) 4.00% PIK, 6/2/2025	19,727	19,277	19,432	1.3%
Medical Management Resource Group, LLC (c) (h)	Healthcare	L+5.75% (6.50%), 9/30/2027	16,179	15,856	15,855	1.1%
MGTF Radio Company, LLC (c) (j) (o)	Media/Entertainment	L+6.00% (7.00%), 4/1/2024	52,621	52,545	43,412	2.9%
Midwest Can Company, LLC (c) (h) (i)	Paper & Packaging	L+6.00% (7.00%), 3/2/2026	29,757	29,294	29,757	2.0%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+6.50% (7.50%), 3/15/2024	11,375	11,264	11,375	0.8%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+6.50% (7.50%), 3/15/2024	10,404	10,283	10,404	0.7%
Ministry Brands, LLC (c) (i)	Software/Services	L+4.00% (5.00%), 12/2/2022	5,625	5,593	5,625	0.4%
Mintz Group, LLC (c) (i)	Business Services	L+4.25% (5.25%), 3/18/2026	4,191	4,160	4,192	0.3%
Mirra-Primeaccess Holdings, LLC (c) (h)	Healthcare	L+6.50% (7.50%), 7/29/2026	49,445	48,491	48,490	3.2%
MSG National Properties, LLC (a) (c) (h)	Media/Entertainment	L+6.25% (7.00%), 11/12/2025	12,219	11,916	12,219	0.8%
Muth Mirror Systems, LLC (c) (h) (i)	Technology	L+5.25% (6.25%), 4/23/2025	15,220	15,039	14,106	0.9%
New Amsterdam Software Bidco, LLC (c) (h) (i)	Technology	L+4.75% (5.75%), 5/1/2026	6,026	5,947	6,026	0.4%
New Star Metals, Inc. (c) (h) (i)	Industrials	L+5.00% (6.00%), 1/9/2026	32,908	32,389	32,908	2.2%
Norvax, LLC (a) (c)	Business Services	L+6.50% (7.50%), 9/13/2024	144	144	144	0.0%
NTM Acquisition Corp. (c) (h) (i)	Media/Entertainment	L+7.25% (8.25%) 1.00% PIK, 6/7/2024	21,791	21,754	21,202	1.4%
Olaplex, Inc. (c) (h) (i)	Consumer	L+6.25% (7.25%), 1/8/2026	16,901	16,661	16,902	1.1%
ORG GC Holdings, LLC (c) (h) (t)	Business Services	L+6.75% (7.75%), 7/31/2022	21,624	21,457	12,394	0.8%
Pie Buyer, Inc. (c) (i)	Food & Beverage	L+5.50% (6.50%), 4/5/2027	28,461	27,677	28,461	1.8%
Pilot Air Freight, LLC (c) (i)	Transportation	L+4.75% (5.75%), 7/25/2024	8,993	8,876	8,993	0.6%
Pilot Air Freight, LLC (c)	Transportation	L+4.75% (5.75%), 7/25/2024	2,332	2,332	2,332	0.2%
PlayPower, Inc. (c) (h) (i)	Industrials	L+5.50% (5.63%), 5/8/2026	24,027	23,789	23,787	1.6%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (9.00%), 4/6/2027	18,826	18,480	18,465	1.2%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (9.00%), 4/6/2027	6,728	6,599	6,599	0.4%
Premier Global Services, Inc. (c) (t)	Telecom	L+6.50% (7.50%), 6/8/2023	5,024	4,908	683	0.0%
Premier Global Services, Inc. (c)	Telecom	P+5.50% (8.75%), 12/8/2021	1,042	1,042	1,042	0.1%
Prototek, LLC (c) (h)	Industrials	L+5.75% (6.75%), 10/20/2026	11,200	10,988	10,988	0.7%
Prototek, LLC (c)	Industrials	L+5.75% (6.75%), 10/20/2026	1,016	1,016	997	0.1%
PSKW, LLC (c) (h) (i)	Healthcare	L+6.25% (7.25%), 3/9/2026	29,550	29,004	29,550	2.0%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

PT Network, LLC (c) (h)	Healthcare	L+7.50% (8.50%) 2.00% PIK, 11/30/2023	$17,133	$17,091	$17,133	1.1%
Questex, Inc. (c) (h) (i)	Media/Entertainment	L+5.00% (6.00%), 9/9/2024	15,705	15,552	14,417	1.0%
Questex, Inc. (c) (j)	Media/Entertainment	L+5.00% (6.00%), 9/9/2024	1,550	1,550	1,422	0.1%
RE Investment Company, LLC (c)	Industrials	L+8.00% (9.00%), 9/25/2025	5,610	5,610	5,610	0.4%
RE Investment Company, LLC (c) (h)	Industrials	L+8.00% (9.00%), 9/25/2025	13,462	13,194	13,462	0.9%
Reddy Ice Corp. (c) (j)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	1,811	1,797	1,775	0.1%
Reddy Ice Corp. (c)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	147	147	144	0.0%
Reddy Ice Corp. (c) (h) (i)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	19,196	18,836	18,822	1.3%
Refresh Parent Holdings, Inc. (c)	Healthcare	L+6.50% (7.50%), 12/9/2026	2,457	2,457	2,457	0.2%
Refresh Parent Holdings, Inc. (c) (h)	Healthcare	L+6.50% (7.50%), 12/9/2026	9,511	9,292	9,511	0.6%
Refresh Parent Holdings, Inc. (c)	Healthcare	L+6.50% (7.50%), 12/9/2026	383	383	383	0.0%
Relativity Oda, LLC (c) (i)	Software/Services	L+7.50% (8.50%) PIK, 5/12/2027	4,777	4,668	4,665	0.3%
REP TEC Intermediate Holdings, Inc. (c)	Software/Services	L+6.50% (7.50%), 6/19/2025	492	492	492	0.0%
REP TEC Intermediate Holdings, Inc. (c) (h) (i)	Software/Services	L+6.50% (7.50%), 6/19/2025	6,927	6,773	6,927	0.5%
REP TEC Intermediate Holdings, Inc. (c) (h) (i)	Software/Services	L+6.50% (7.50%), 6/19/2025	3,700	3,665	3,700	0.2%
Resco Products, Inc. (c)	Industrials	L+7.00% (9.00%) 2.00% PIK, 6/5/2022	9,477	9,477	9,477	0.6%
Roadsafe Holdings, Inc. (c) (i)	Industrials	L+5.75% (6.75%), 10/19/2027	7,851	7,705	7,705	0.5%
RXB Holdings, Inc. (h)	Healthcare	L+4.50% (5.25%), 12/20/2027	10,231	10,082	10,269	0.7%
SCIH Salt Holdings, Inc. (c)	Industrials	L+4.00% (5.00%), 3/17/2025	0	0	0	0.0%
SCIH Salt Holdings, Inc. (i)	Industrials	L+4.00% (4.75%), 3/16/2027	12,784	12,691	12,790	0.9%
SitusAMC Holdings Corp. (c) (h) (i)	Financials	L+4.75% (5.75%), 6/30/2025	8,324	8,245	8,324	0.6%
SitusAMC Holdings Corp. (c) (j)	Financials	L+4.75% (5.75%), 6/30/2025	752	744	752	0.1%
SitusAMC Holdings Corp. (c) (h) (i)	Financials	L+4.75% (5.75%), 6/28/2025	4,706	4,660	4,706	0.3%
Skillsoft Corp. (a) (h)	Technology	L+4.75% (5.50%), 7/14/2028	1,460	1,439	1,465	0.1%
St. Croix Hospice Acquisition Corp. (c) (i)	Healthcare	L+6.00% (7.00%), 10/30/2026	25,744	25,309	25,744	1.6%
Striper Buyer, LLC (c) (h)	Paper & Packaging	L+5.50% (6.25%), 12/30/2026	12,424	12,313	12,424	0.8%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (8.00%), 3/29/2023	4,708	4,667	4,708	0.3%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (8.00%), 3/29/2023	7,938	7,890	7,938	0.5%
Subsea Global Solutions, LLC (c) (j)	Business Services	L+7.00% (8.00%), 3/29/2023	578	578	578	0.0%
SunMed Group Holdings, LLC (c) (h)	Healthcare	L+5.75% (6.50%), 6/16/2028	9,077	8,925	8,925	0.6%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

SunMed Group Holdings, LLC (c)	Healthcare	L+5.75% (6.50%), 6/16/2027	$192	$192	$189	0.0%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+6.00% (10.00%) PIK, 3/31/2022	6,469	3,833	453	0.0%
Tax Defense Network, LLC (c) (p) (t)	Consumer	10.00% PIK, 3/31/2022	3,582	2,986	3,582	0.2%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+6.00% (10.00%) PIK, 3/31/2022	36,442	21,646	2,551	0.2%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+4.00% (4.75%), 5/18/2028	3,484	3,467	3,484	0.2%
Tillamook Country Smoker, LLC (c) (h)	Food & Beverage	L+7.75% (8.75%), 5/19/2022	9,681	9,662	8,538	0.6%
Tillamook Country Smoker, LLC (c) (j)	Food & Beverage	L+7.75% (8.75%), 5/19/2022	2,561	2,561	2,259	0.2%
Travelport Finance (Luxembourg) S.A R. L. (a) (h)	Business Services	L+8.75% (9.75%) 7.25% PIK, 2/28/2025	7,394	7,341	7,664	0.5%
Trilogy International Partners, LLC (a)	Telecom	8.88%, 5/15/2023	15,510	15,194	15,121	1.0%
Trilogy International Partners, LLC (a) (c) (h)	Telecom	10.00%, 5/1/2022	6,298	6,187	6,298	0.4%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+5.25% (6.00%), 6/29/2027	20,424	20,033	20,034	1.3%
Triple Lift, Inc. (c) (i)	Software/Services	L+5.75% (6.50%), 5/8/2028	23,040	22,606	22,607	1.5%
University of St. Augustine Acquisition Corp. (c) (h) (i)	Education	L+4.25% (5.25%), 2/2/2026	23,580	23,215	23,580	1.6%
Urban One, Inc. (a)	Media/Entertainment	7.38%, 2/1/2028	12,061	12,061	12,940	0.9%
US Salt Investors, LLC (c) (h)	Chemicals	L+5.50% (6.25%), 7/19/2028	20,133	19,742	19,742	1.3%
Vensure Employer Services, Inc. (c) (i)	Business Services	L+4.75% (5.50%), 3/26/2027	7,981	7,899	7,981	0.5%
Vensure Employer Services, Inc. (c)	Business Services	L+4.75% (5.50%), 3/26/2027	308	308	305	0.0%
Vertex Aerospace Services Corp. (h) (i)	Industrials	L+4.00% (4.08%), 6/29/2027	10,118	10,091	10,086	0.7%
Western Dental Services, Inc. (h)	Healthcare	L+4.50% (5.25%), 8/18/2028	7,061	7,026	7,057	0.5%
Western Dental Services, Inc. (h)	Healthcare	L+4.50% (5.25%), 8/18/2028	202	202	202	0.0%
Westwood Professional Services, Inc. (c) (i)	Business Services	L+6.00% (7.00%), 5/26/2026	8,669	8,508	8,508	0.6%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	L+5.75% (6.50%), 6/22/2028	29,494	28,927	28,919	1.9%
WIN Holdings III Corp. (c) (h)	Consumer	L+5.75% (6.50%), 7/16/2028	31,706	31,091	31,091	2.1%
WIN Holdings III Corp. (c)	Consumer	L+5.75% (6.50%), 7/16/2026	556	556	545	0.0%
WMK, LLC (c) (j)	Business Services	L+6.50% (7.50%), 9/5/2025	2,572	2,563	2,572	0.2%
WMK, LLC (c)	Business Services	L+6.50% (7.50%), 9/5/2025	354	352	354	0.0%
WMK, LLC (c) (h) (i)	Business Services	L+6.50% (7.50%), 9/5/2025	19,008	18,795	19,008	1.3%
WMK, LLC (c) (j)	Business Services	L+6.50% (7.50%), 9/5/2024	1,838	1,838	1,838	0.1%
Subtotal Senior Secured First Lien Debt				$1,753,774	$1,711,798	114.3%

Senior Secured Second Lien Debt - 15.6% (b)
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)

Accentcare, Inc. (c) (h)	Healthcare	L+8.75% (9.50%), 6/21/2027		$30,152	$29,562	$30,152	2.0%
Anchor Glass Container Corp. (c) (j)	Paper & Packaging	L+7.75% (8.75%), 12/6/2024		6,667	6,615	2,554	0.2%
Aruba Investments Holdings, LLC (c) (i)	Chemicals	L+7.75% (8.50%), 11/24/2028		3,759	3,709	3,759	0.3%
Astro AB Merger Sub, Inc. (a) (c) (h)	Financials	L+8.00% (9.00%), 4/30/2025		8,162	8,137	8,162	0.5%
Asurion, LLC (h)	Business Services	L+5.25% (5.33%), 1/31/2028		15,632	15,632	15,576	1.0%
Barracuda Networks, Inc. (h)	Software/Services	L+6.75% (7.50%), 10/30/2028		4,698	4,656	4,749	0.3%
Carlisle FoodService Products, Inc. (c) (h)	Consumer	L+7.75% (8.75%), 3/20/2026		10,719	10,599	10,206	0.7%
CDS U.S. Intermediate Holdings, Inc. (a) (p)	Media/Entertainment	L+8.00% (9.00%) 7.00% PIK, 11/24/2027		10,145	9,814	10,006	0.7%
CommerceHub, Inc. (c) (h)	Technology	L+7.00% (7.75%), 12/29/2028		12,360	12,304	12,391	0.8%
Corelogic, Inc. (h)	Business Services	L+6.50% (7.00%), 6/4/2029		10,808	10,704	11,024	0.7%
HAH Group Holding Company, LLC (c) (h)	Healthcare	L+8.50% (9.50%), 10/30/2028		12,445	12,170	12,445	0.8%
Hyland Software, Inc. (h)	Technology	L+6.25% (7.00%), 7/7/2025		7,575	7,588	7,642	0.5%
Mercury Merger Sub, Inc. (c) (h)	Business Services	L+6.50% (7.00%), 8/2/2029		11,606	11,492	11,606	0.8%
MLN US Holdco, LLC (a) (c) (h) (i)	Technology	L+8.75% (8.83%), 11/30/2026		3,000	2,961	1,941	0.2%
PetVet Care Centers, LLC (c) (h)	Healthcare	L+6.25% (6.33%), 2/13/2026		3,539	3,529	3,539	0.2%
Project Boost Purchaser, LLC (c) (j)	Business Services	L+8.00% (8.08%), 5/31/2027		1,848	1,848	1,848	0.1%
Proofpoint, Inc. (c) (h)	Software/Services	L+6.25% (6.75%), 8/31/2029		8,541	8,499	8,541	0.6%
QuickBase, Inc. (c)	Technology	L+8.00% (8.09%), 4/2/2027		7,484	7,381	7,484	0.5%
RealPage, Inc. (c) (i)	Software/Services	L+6.50% (7.25%), 4/23/2029		13,647	13,453	13,988	1.0%
Recess Holdings, Inc. (c) (h)	Industrials	L+7.75% (8.75%), 9/29/2025		16,134	15,994	16,134	1.1%
River Cree Enterprises, LP (a) (c) (m)	Gaming/Lodging	10.00%, 5/17/2025	CAD	21,275	16,484	16,779	1.1%
SSH Group Holdings, Inc. (c) (h)	Education	L+8.25% (8.38%), 7/30/2026		10,122	10,061	9,960	0.7%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+6.75% (7.50%), 5/18/2029		3,275	3,244	3,275	0.2%
Travelpro Products, Inc. (a) (c) (w)	Consumer	14.50%, 11.25% PIK, 11/21/2022		2,710	2,710	2,162	0.1%
Travelpro Products, Inc. (a) (c) (m) (w)	Consumer	13.00%, 2.00% PIK, 11/21/2022	CAD	3,134	2,422	1,971	0.1%
USIC Holdings, Inc. (c) (h)	Business Services	L+6.50% (7.25%), 5/14/2029		5,798	5,742	5,798	0.4%
Vantage Mobility International, LLC (c) (p) (t) (w)	Transportation	L+6.00% (7.00%) PIK, 3/21/2024		3,522	2,914	—	—%
Subtotal Senior Secured Second Lien Debt					$240,224	$233,692	15.6%

Subordinated Debt - 3.8% (b)
Del Real, LLC (c) (t) (w)	Food & Beverage	14.50%, 2.00% PIK, 4/1/2023		$4,064	$3,131	$3,430	0.2%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Gdb Debt Recovery Authority Of Commonwealth Puerto Rico (a)	Financials	7.50%, 8/20/2040	$8,024	$5,724	$7,507	0.5%
Park Ave RE Holdings, LLC (c) (j) (o) (v)	Financials	13.00%, 12/30/2022	1,537	1,537	1,537	0.1%
Siena Capital Finance, LLC (c) (j) (o)	Financials	12.50%, 5/15/2024	44,500	44,495	44,500	3.0%
Subtotal Subordinated Debt				$54,887	$56,974	3.8%

Collateralized Securities - 2.4% (b)
Collateralized Securities - Debt Investments
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (j) (p)	Diversified Investment Vehicles	L+11.00% (11.13%), 4/25/2031	$4,750	$4,581	$4,535	0.3%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (j) (p)	Diversified Investment Vehicles	L+7.50% (7.63%), 1/20/2027	10,728	9,865	8,021	0.5%
Whitehorse, Ltd. 2014-1A E (a) (c) (p)	Diversified Investment Vehicles	L+4.55% (4.68%), 5/1/2026	8,000	7,888	7,169	0.5%
Collateralized Securities - Equity Investments (n)
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (j) (k) (p)	Diversified Investment Vehicles	23.61%, 4/25/2031	$31,603	$16,102	$17,005	1.1%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 1/20/2027	31,575	6,285	—	—%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 3/20/2025	1,970	47	—	—%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026	1,886	134	—	—%
Whitehorse, Ltd. 2014-1A SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026	36,000	6,965	—	—%
Subtotal Collateralized Securities				$51,867	$36,730	2.4%

Equity/Other - 30.4% (b) (d)
Aden & Anais Holdings, Inc. (c) (e) (w)	Retail		4,470	$—	$—	—%
Answers Corp. (c) (e) (p)	Media/Entertainment		908,911	10,643	145	0.0%
Baker Hill Acquisition, LLC (c) (e) (w)	Financials		22,653	—	—	—%
BDCA Senior Loan Fund, LLC (a) (c) (o)	Diversified Investment Vehicles		304,934	304,934	304,934	20.4%
Black Mountain Sand, LLC (c) (e) (u)	Energy		55,463	—	348	0.0%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (e) (p)	Media/Entertainment		539,708	1,224	4,535	0.3%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (e) (p)	Media/Entertainment		874,000	437	1,835	0.1%
Clover Technologies Group, LLC (c) (e)	Industrials		180,274	1,153	29	0.0%
Clover Technologies Group, LLC (c) (e)	Industrials		2,753	275	627	0.0%
CRS-SPV, Inc. (c) (e) (j) (o) (w)	Industrials		246	2,218	1,266	0.1%
Danish CRJ, Ltd. (a) (c) (e) (o) (r)	Transportation		5,002	—	—	—%
Data Source Holdings, LLC (c) (e) (w)	Business Services		10,617	140	253	0.0%
Del Real, LLC (c) (e) (u) (w)	Food & Beverage		670,510	382	—	—%
Dyno Acquiror, Inc. (c) (e) (w)	Consumer		134,102	58	107	0.0%
First Eagle Greenway Fund II, LLC (a) (j) (p)	Diversified Investment Vehicles		5,329	5,319	1,798	0.1%
Foresight Energy Operating, LLC (c) (e) (p) (u)	Energy		158,093	2,087	3,729	0.3%
HemaSource, Inc. (c) (e) (w)	Healthcare		223,503	168	268	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Integrated Efficiency Solutions, Inc. (c) (e) (w)	Industrials		53,215	$57	$—	—%
Integrated Efficiency Solutions, Inc. (c) (e) (w)	Industrials		2,975	3	—	—%
Internap Corp (c) (e) (p)	Business Services		1,293,189	543	2,231	0.2%
Jakks Pacific, Inc. (e) (p) (s)	Consumer		237,436	2,385	2,820	0.2%
Jakks Pacific, Inc. (c) (e) (p)	Consumer		5,303	176	769	0.1%
Kahala Ireland OpCo Designated Activity Company (a) (c) (o) (y)	Transportation		1	—	27,209	1.8%
Kahala Ireland OpCo Designated Activity Company (a) (c) (o) (y)	Transportation		3,250,000	—	3,250	0.2%
Kahala US OpCo, LLC (a) (c) (e) (o) (x)	Transportation	13.00%	4,413,472	—	—	—%
KidKraft, Inc. (c) (e) (u) (w)	Consumer		2,682,257	—	—	—%
Lakeview Health Holdings, Inc. (c) (e) (w)	Healthcare		447	—	—	—%
McDonald Worley, P.C. (c) (e)	Business Services		248,600	166	1,004	0.1%
MCS Acquisition Corp. (c) (e)	Business Services		31,521	4,103	2,778	0.2%
MGTF Holdco, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Motor Vehicle Software Corp. (c) (e) (w)	Business Services		223,503	318	386	0.0%
New Constellis Holdings Inc. (c) (e) (w)	Business Services		2,316	67	—	—%
Park Ave RE Holdings, LLC (c) (e) (j) (o) (v)	Financials		719	1,622	4,461	0.3%
PennantPark Credit Opportunities Fund II, LP (a) (p)	Diversified Investment Vehicles		8,739	4,290	5,082	0.3%
PT Network, LLC (c) (e) (u)	Healthcare		3	—	—	—%
RMP Group, Inc. (c) (e) (u) (w)	Financials		223	164	340	0.0%
Schweiger Dermatology Group, LLC (c) (e) (u) (w)	Healthcare		265,024	—	—	—%
Siena Capital Finance, LLC (c) (j) (o)	Financials		41,789,400	42,498	54,744	3.7%
Skillsoft Corp (a) (e) (s)	Technology		248,712	2,636	2,906	0.2%
Smile Brands, Inc. (c) (w)	Healthcare		712	—	1,449	0.1%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
Tap Rock Resources, LLC (c) (g) (p) (u)	Energy		18,356,442	6,638	8,891	0.6%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		633,382	—	—	—%
Team Waste, LLC (c) (e) (p) (u) (w)	Industrials		128,483	2,569	3,293	0.2%
Tennenbaum Waterman Fund, LP (a) (j) (p)	Diversified Investment Vehicles		10,000	10,000	9,699	0.7%
Travelpro Products, Inc. (a) (c) (e) (w)	Consumer		447,007	506	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		39,769	132	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		4,206	31	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		99,236	—	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		223	35	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2021
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

USASF Holdco, LLC (c) (e) (u)	Financials		10,000	$10	$—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		490	490	509	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		139	139	278	0.0%
Vantage Mobility International, LLC (c) (e) (p) (w)	Transportation		391,131	—	—	—%
Vantage Mobility International, LLC (c) (e) (p) (w)	Transportation		3,428,549	3,140	—	—%
Vantage Mobility International, LLC (c) (e) (p) (w)	Transportation		1,468,221	—	—	—%
World Business Lenders, LLC (c) (e)	Financials		922,669	3,750	2,676	0.2%
WPNT, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Wythe Will Tzetzo, LLC (c) (e) (u) (w)	Food & Beverage		22,312	302	—	—%
YummyEarth, Inc. (c) (e) (w)	Food & Beverage		223	—	—	—%
Subtotal Equity/Other				$416,233	$454,649	30.4%

TOTAL INVESTMENTS - 166.5% (b)				$2,516,985	$2,493,843	166.5%
Forward foreign currency contracts:

Counterparty	Contract to Deliver	In Exchange For	Maturity Date	Unrealized Appreciation
Goldman Sachs International	CAD 21,807	$17,342	11/17/2021	$91
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
(b)Percentages are based on net assets as of September 30, 2021.
(c)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(d)All amounts are in thousands except share amounts.
(e)Non-income producing at September 30, 2021.
(f)The Company has various unfunded commitments to portfolio companies. Please refer to Note 7 - Commitments and Contingencies for details of these unfunded commitments.
(g)The commitment related to this investment is discretionary.
(h)The Company's investment or a portion thereof is pledged as collateral under the JPM Credit Facility (as defined in Note 5). Individual investments can be divided into parts which are pledged to separate credit facilities.
(i)The Company's investment or a portion thereof is pledged as collateral under the Wells Fargo Credit Facility (as defined in Note 5). Individual investments can be divided into parts which are pledged to separate credit facilities.
(j)The Company's investment or a portion thereof is pledged as collateral under the MassMutual Credit Facility (as defined in Note 5). Individual investments can be divided into parts which are pledged to separate credit facilities.
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
(l)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at September 30, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(m)The principal amount (par amount) is denominated in Canadian Dollars ("CAD").
The accompanying notes are an integral part of these consolidated financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2021
(Unaudited)

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
(t)The investment is on non-accrual status as of September 30, 2021.
(u)Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.
(v)The Company's investment is held through the consolidated subsidiary, Park Ave RE, Inc., which owns 100% of the equity of the operating company, Park Ave RE Holdings, LLC.
(w)The investment is held through BSP TCAP Acquisition Holdings LP which is an affiliated acquisition entity utilized for the Triangle Transaction. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the investments acquired in the Triangle Transaction, these investments are still held within the acquisition entity as of September 30, 2021.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2021
(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2021:

	At September 30, 2021
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$400,857	16.1%
Diversified Investment Vehicles (1)	358,243	14.4%
Business Services	306,143	12.3%
Industrials	283,549	11.4%
Financials	210,839	8.4%
Software/Services	171,064	6.9%
Consumer	137,063	5.5%
Media/Entertainment	127,703	5.1%
Paper & Packaging	96,607	3.9%
Food & Beverage	95,564	3.8%
Transportation	61,319	2.5%
Technology	53,961	2.2%
Education	45,736	1.8%
Chemicals	36,289	1.4%
Energy	33,182	1.3%
Telecom	32,799	1.3%
Utilities	26,146	1.0%
Gaming/Lodging	16,779	0.7%
Total	$2,493,843	100.0%
______________
(1) Includes BDCA's investment in BDCA Senior Loan Fund, LLC, which represents 12.2% of the fair value of investments as of September 30, 2021.
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
(x)The investment is held through BSP TCAP Acquisition Holdings LP which is an affiliated acquisition entity utilized for the Triangle Transaction. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the investments acquired in the Triangle Transaction, these investments are still held within the acquisition entity as of December 31, 2020.
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
For the period ended September 30, 2021
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
During the nine months ended September 30, 2021, the Company invested approximately $1,272.0 million in portfolio companies to contribute to the support of their business objectives of which some were contractually obligated. See Note 7 - Commitments and Contingencies. As of September 30, 2021, the Company held investments in loans it made to investee companies with aggregate principal amounts of $2,109.6 million. The details of such investments have been disclosed on the consolidated schedule of investments as well as in Note 3 - Fair Value of Financial Instruments. In addition to providing loans to investee companies, from time to time the Company may assist investee companies in securing financing from other sources by introducing such investee companies to sponsors or other lending institutions.
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
On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. As of September 30, 2021, the Company had issued 231.5 million shares of common stock for gross proceeds of $2.4 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of September 30, 2021, the Company had repurchased a cumulative 30.8 million shares of common stock through its share repurchase program for payments of $259.2 million.
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
For the period ended September 30, 2021
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
We have also formed and expect to continue to form consolidated subsidiaries (the “Consolidated Holding Companies”). The Company consolidates the following subsidiaries for accounting purposes: BDCA Funding I, LLC (“Funding I”), BDCA 57th Street Funding, LLC ("57th Street"), BDCA Asset Financing, LLC ("BDCA Asset Financing"), 54th Street Equity Holdings, Inc. and the Consolidated Holding Companies. Prior to January 20, 2021, the Company also consolidated BDCA-CB Funding, LLC (“CB Funding”). Refer to Note 3 and Note 5 for more information. All significant intercompany balances and transactions have been eliminated in consolidation.
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
For the period ended September 30, 2021
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
For the period ended September 30, 2021
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
Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. For the periods ended September 30, 2021 and 2020, the Company did not incur any offering costs.
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
For the period ended September 30, 2021
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
For the period ended September 30, 2021
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
For investments for which Level 1 inputs, such as quoted prices, were not available at September 30, 2021 and December 31, 2020, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at September 30, 2021 and December 31, 2020 may differ materially from values that would have been used had a ready market for the securities existed.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

The following table presents fair value measurements of investments, by major class, as of September 30, 2021, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$176,112	$1,535,686	$—	$1,711,798
Senior Secured Second Lien Debt	—	48,997	184,695	—	233,692
Subordinated Debt	—	7,507	49,467	—	56,974
Collateralized Securities	—	—	36,730	—	36,730
Equity/Other	5,726	—	127,410	16,579	149,715
BDCA Senior Loan Fund, LLC	—	—	304,934	—	304,934
Total	$5,726	$232,616	$2,238,922	$16,579	$2,493,843
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2021:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other	Total
Balance as of December 31, 2020	$1,307,957	$186,899	$108,610	$106,525	$208,793	$1,918,784
Purchases and other adjustments to cost	652,132	63,184	22,375	326	311,207	1,049,224
Sales and repayments	(486,901)	(81,892)	(81,646)	(83,372)	(119,478)	(853,289)
Net realized gain (loss)	(1,615)	313	2,561	(4,677)	26,002	22,584
Transfers in	85,823	20,285	—	—	—	106,108
Transfers out	(56,210)	(9,391)	—	—	—	(65,601)
Net change in unrealized appreciation (depreciation) on investments	34,500	5,297	(2,433)	17,928	5,820	61,112
Balance as of September 30, 2021	$1,535,686	$184,695	$49,467	$36,730	$432,344	$2,238,922
Net change in unrealized appreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$20,161	$4,355	$357	$9,287	$10,059	$44,219
For the nine months ended September 30, 2021, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the nine months ended September 30, 2021, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

The composition of the Company’s investments as of September 30, 2021, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,753,774	$1,711,798	68.6%
Senior Secured Second Lien Debt	240,224	233,692	9.4
Subordinated Debt	54,887	56,974	2.3
Collateralized Securities	51,867	36,730	1.5
Equity/Other	111,299	149,715	6.0
BDCA Senior Loan Fund, LLC	304,934	304,934	12.2
Total	$2,516,985	$2,493,843	100.0%
The composition of the Company’s investments as of December 31, 2020, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$2,009,503	$1,928,623	73.5%
Senior Secured Second Lien Debt	251,957	239,752	9.1
Subordinated Debt	115,574	118,573	4.5
Collateralized Securities	139,592	106,525	4.1
Equity/Other	197,375	230,043	8.8
Total	$2,714,001	$2,623,516	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

BDCA Senior Loan Fund, LLC
On January 20, 2021, BDCA and Cliffwater Corporate Lending Fund (“CCLF”) formed a joint venture, SLF, that invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. SLF was formed as a Delaware limited liability company and is not consolidated by either BDCA or CCLF for financial reporting purposes. BDCA provides capital to the SLF in the form of LLC equity interests. As of September 30, 2021, BDCA and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. BDCA and CCLF each appoint two members to SLF's four-person board of directors. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of directors. Quorum is defined as (i) the presence of two members of the board of directors; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of directors; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of directors; provided that two individuals are present that were elected, designated or appointed by each member.
As part of the initial contribution to SLF, BDCA contributed $751.8 million of assets including $664.2 million of investments and $42.4 million of cash as well as $446.9 million worth of liabilities including the Citi Credit Facility (as defined in Note 5) debt of $344.4 million in exchange for $304.9 million of equity in SLF. As of September 30, 2021 BDCA’s investment in SLF consisted of equity contributions of $304.9 million. BDCA’s investment in SLF is classified as “Equity/Other” on the Consolidated Schedule of Investments, and other disclosure unless otherwise indicated. Subsequent to the initial contribution, BDCA may sell investments to SLF. For the three and nine months ended September 30, 2021, BDCA had sold $172.1 million of investments to SLF. As of September 30, 2021, $6.0 million of accounts payable relates to investments sold by BDCA to SLF, which is included in Accounts payable and accrued expenses on the Consolidated Statements of Assets and Liabilities.
As of September 30, 2021, SLF had total assets of $1,147.0 million. SLF's portfolio consisted of debt investments in 170 portfolio companies as of September 30, 2021. As of September 30, 2021, SLF's largest investment in a single portfolio company was $19.9 million in aggregate principal; and the five largest investments in portfolio companies in the SLF totaled $96.3 million. SLF invests in portfolio companies in the same industries in which BDCA may directly invest.
Below is a listing of SLF’s individual investments as of September 30, 2021:

September 30, 2021 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)

Senior Secured First Lien Debt
ABC Financial Intermediate, LLC (e)	Technology	L+4.25% (5.25%)	1/2/2025	$19,209	$18,801	$19,209	5.3%
Accentcare, Inc. (b)	Healthcare	L+4.00% (4.12%)	6/22/2026	16,055	16,055	16,028	4.4%
Access Cig, LLC (b)	Business Services	L+3.75% (3.83%)	2/27/2025	4,244	4,230	4,219	1.1%
Achilles Acquisition, LLC (b)	Financials	L+4.50% (5.25%)	11/16/2027	4,774	4,819	4,788	1.3%
Acrisure, LLC (b)	Financials	L+3.50% (3.63%)	2/16/2027	18,868	18,785	18,676	5.1%
Adtalem Global Education, Inc.	Education	5.50%	3/1/2028	2,000	2,000	2,027	0.5%
Adtalem Global Education, Inc. (f)	Education	L+4.50% (5.25%)	8/12/2028	2,000	2,000	2,001	0.6%
Advisor Group, Inc. (f)	Financials	L+4.50% (4.58%)	7/31/2026	7,923	7,923	7,931	2.2%
AHP Health Partners, Inc. (b)	Healthcare	L+3.50% (4.00%)	8/24/2028	11,364	11,308	11,392	3.1%
Alchemy US Holdco 1, LLC (b)	Industrials	L+5.50% (5.58%)	10/10/2025	5,038	4,907	5,038	1.4%
Alvogen Pharma US, Inc. (b)	Healthcare	L+5.25% (6.25%)	12/29/2023	12,658	12,535	12,204	3.4%
Amentum Government Services Holdings, LLC (f)	Industrials	L+3.50% (3.58%)	2/1/2027	1,995	1,983	1,990	0.5%
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (b)	Transportation	L+4.75% (5.50%)	4/20/2028	6,316	6,257	6,527	1.8%
American Rock Salt Company, LLC (f)	Chemicals	L+4.00% (4.75%)	6/9/2028	4,789	4,793	4,811	1.3%
AmWINS Group, Inc. (f)	Financials	L+2.25% (3.00%)	2/22/2028	4,987	4,919	4,956	1.3%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

September 30, 2021 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
AP Gaming I, LLC (f)	Gaming/Lodging	L+3.50% (4.50%)	2/15/2024	$7,486	$7,330	$7,439	2.0%
APLP Holdings, LP (b)	Utilities	L+3.75% (4.75%)	5/14/2027	3,594	3,561	3,611	1.0%
Apollo Commercial Real Estate Finance, Inc.	Financials	L+4.63% (4.63%)	6/15/2029	3,000	3,000	2,910	0.8%
Artera Services, LLC (f)	Utilities	L+3.50% (4.50%)	3/6/2025	2,494	2,478	2,480	0.7%
Ascensus Holdings, Inc. (b)	Business Services	L+3.50% (4.00%)	8/2/2028	5,000	4,982	4,983	1.4%
Asp Navigate Acquisition Corp. (f)	Healthcare	L+4.50% (5.50%)	10/6/2027	3,284	3,292	3,218	0.9%
Astoria Energy, LLC (f)	Utilities	L+3.50% (4.50%)	12/10/2027	1,990	1,990	1,995	0.5%
Asurion, LLC (b)	Business Services	L+3.25% (3.33%)	12/23/2026	4,987	4,901	4,911	1.4%
Athenahealth, Inc. (e)	Healthcare	L+4.25% (4.38%)	2/11/2026	14,269	14,305	14,297	3.9%
Avaya Holdings Corp. (b)	Technology	L+4.00% (4.08%)	12/15/2027	17,770	17,770	17,780	4.9%
Aveanna Healthcare, LLC (f)	Healthcare	L+3.75% (4.25%)	7/17/2028	11,970	11,947	11,955	3.3%
Avis Budget Car Rental, LLC (f)	Transportation	L+1.75% (1.84%)	8/6/2027	4,925	4,832	4,813	1.3%
Bally's Corp. (b)	Gaming/Lodging	L+3.25% (3.75%)	10/2/2028	2,730	2,703	2,728	0.8%
BBB Industries, LLC (b)	Transportation	L+4.50% (4.58%)	8/1/2025	12,888	12,783	12,888	3.5%
BCP Raptor, LLC (b)	Energy	L+4.25% (5.25%)	6/24/2024	13,640	12,816	13,586	3.7%
BCP Renaissance, LLC (f)	Energy	L+3.50% (4.50%)	10/31/2024	3,167	3,122	3,139	0.9%
Beasley Mezzanine Holdings, LLC	Broadcasting	8.63%	2/1/2026	2,174	2,227	2,226	0.6%
Bella Holding Company, LLC (f)	Healthcare	L+3.75% (4.50%)	5/10/2028	7,500	7,428	7,485	2.1%
Blackstone CQP Holdco, LP (f)	Energy	L+3.75% (4.25%)	6/5/2028	4,988	4,954	4,971	1.4%
BMC Software Finance, Inc. (b)	Technology	L+3.75% (3.88%)	10/2/2025	12,785	12,822	12,708	3.5%
Bomgar Corp. (f)	Technology	L+4.00% (4.08%)	4/18/2025	1,927	1,932	1,925	0.5%
BPR Nimbus, LLC (b)	Financials	L+2.50% (2.58%)	8/27/2025	2,977	2,921	2,939	0.8%
Brookfield WEC Holdings, Inc. (f)	Utilities	L+2.75% (3.25%)	8/1/2025	2,494	2,478	2,475	0.7%
CareCentrix, Inc. (b)	Healthcare	L+4.50% (4.65%)	4/3/2025	20,989	20,217	19,782	5.4%
Claros Mortgage Trust, Inc. (f)	Financials	L+5.00% (6.00%)	8/10/2026	6,335	6,335	6,351	1.7%
Clover Technologies Group, LLC (e)	Industrials	L+7.50% (8.50%)	2/5/2024	1,452	1,356	1,376	0.4%
Cnt Holdings I Corp (f)	Consumer	L+3.75% (4.50%)	11/8/2027	3,483	3,483	3,485	1.0%
CommerceHub, Inc. (f)	Technology	L+4.00% (4.75%)	12/29/2027	7,658	7,669	7,661	2.1%
Community Care Health Network, LLC (b)	Healthcare	L+4.50% (4.58%)	2/17/2025	8,118	8,102	8,118	2.2%
Compass Power Generation, LLC (f)	Utilities	L+3.50% (4.50%)	12/20/2024	2,938	2,930	2,934	0.8%
Connect Finco SARL (f)	Telecom	L+3.50% (4.50%)	12/11/2026	7,557	7,581	7,560	2.1%
Connectwise, LLC (f)	Software/Services	L+3.50% (4.00%)	9/29/2028	4,000	3,980	3,980	1.1%
Conservice Midco, LLC (b)	Business Services	L+4.25% (4.38%)	5/13/2027	5,068	5,078	5,071	1.4%
CONSOL Energy, Inc. (b)	Energy	L+4.50% (4.59%)	9/27/2024	3,974	3,636	3,805	1.0%
Conterra Ultra Broadband, LLC (b)	Telecom	L+4.75% (5.75%)	4/30/2026	6,728	6,728	6,728	1.9%
Corelogic, Inc. (b)	Business Services	L+3.50% (4.00%)	6/2/2028	5,000	4,985	4,994	1.4%
CVENT, Inc. (e)	Technology	L+3.75% (3.83%)	11/29/2024	7,782	7,751	7,747	2.1%
Dealer Tire, LLC (e)	Retail	L+4.25% (4.33%)	12/12/2025	3,962	3,950	3,960	1.1%
Directv Financing, LLC (b)	Media/Entertainment	L+5.00% (5.75%)	8/2/2027	5,000	4,951	5,002	1.4%
Division Holding Corp. (f)	Business Services	L+4.75% (5.50%)	5/26/2028	8,761	8,772	8,794	2.4%
Dunn Paper, Inc. (b)	Paper & Packaging	L+5.25% (6.25%)	8/26/2022	578	556	564	0.2%
Dynasty Acquisition Co., Inc. (e)	Industrials	L+3.50% (3.63%)	4/6/2026	2,831	2,753	2,767	0.8%
Dynasty Acquisition Co., Inc. (e)	Industrials	L+3.50% (3.63%)	4/6/2026	5,266	5,120	5,146	1.4%
Edgewater Generation, LLC (b)	Utilities	L+3.75% (3.83%)	12/12/2025	2,889	2,871	2,749	0.8%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

September 30, 2021 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Emerald 2, Ltd. (b)	Industrials	L+3.25% (3.33%)	7/12/2028	$518	$515	$515	0.1%
eResearchTechnology, Inc. (f)	Healthcare	L+4.50% (5.50%)	2/4/2027	1,553	1,560	1,559	0.4%
Fastlane Parent Co, Inc. (b)	Transportation	L+4.50% (4.58%)	2/4/2026	1,573	1,573	1,572	0.4%
Flex Acquisition Company, Inc. (f)	Paper & Packaging	L+3.50% (4.00%)	3/2/2028	4,996	4,960	4,984	1.4%
Frontier Communications Corp.	Telecom	5.00%	5/1/2028	1,240	1,305	1,299	0.4%
Frontier Communications Corp. (b)	Telecom	L+3.75% (4.50%)	5/1/2028	14,962	14,952	14,930	4.1%
Gainwell Acquisition Corp. (b)	Healthcare	L+4.00% (4.75%)	10/1/2027	4,975	4,909	4,982	1.4%
Geon Performance Solutions, LLC (b)	Chemicals	L+4.75% (5.50%)	8/18/2028	4,717	4,682	4,748	1.3%
Gogo Intermediate Holdings, LLC (f)	Telecom	L+3.75% (4.50%)	4/28/2028	8,402	8,402	8,409	2.3%
Golden Nugget, LLC (b) (f)	Gaming/Lodging	L+2.50% (3.25%)	10/4/2023	3,972	3,940	3,951	1.1%
Greenway Health, LLC (f)	Healthcare	L+3.75% (4.75%)	2/16/2024	4,745	4,445	4,460	1.2%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	L+2.50% (3.00%)	3/29/2027	4,988	4,981	4,978	1.4%
HAH Group Holding Company, LLC (b)	Healthcare	L+5.00% (6.00%)	10/29/2027	741	741	741	0.2%
HAH Group Holding Company, LLC (b)	Healthcare	L+5.00% (6.00%)	10/29/2027	5,842	5,759	5,842	1.6%
Hamilton Projects Acquiror, LLC (f)	Utilities	L+4.75% (5.75%)	6/17/2027	1,995	1,975	2,001	0.6%
Heartland Dental, LLC (b)	Healthcare	L+4.00% (4.08%)	4/30/2025	1,995	1,985	1,989	0.5%
Heartland Dental, LLC (e)	Healthcare	L+3.50% (3.58%)	4/30/2025	4,165	4,116	4,127	1.1%
Hertz Corp. (b) (f)	Transportation	L+3.50% (4.00%)	6/30/2028	4,196	4,180	4,197	1.2%
Hertz Corp. (b) (f)	Transportation	L+3.50% (4.00%)	6/30/2028	793	790	794	0.2%
HireRight, Inc. (f)	Business Services	L+3.75% (3.83%)	7/11/2025	4,858	4,814	4,807	1.3%
Hudson River Trading, LLC (b)	Financials	L+3.00% (3.08%)	3/20/2028	4,987	4,920	4,955	1.4%
Huskies Parent, Inc. (f)	Technology	L+4.00% (4.08%)	7/31/2026	5,973	5,944	5,962	1.6%
ICP Industrial, Inc. (f)	Chemicals	L+3.75% (4.50%)	12/29/2027	4,987	4,984	4,981	1.4%
IDERA, Inc. (f)	Technology	L+3.75% (4.50%)	3/2/2028	7,000	7,012	6,996	1.9%
Iri Holdings, Inc. (b)	Business Services	L+4.25% (4.33%)	12/1/2025	7,839	7,819	7,828	2.2%
Jack Ohio Finance, LLC (f)	Gaming/Lodging	L+4.75% (5.50%)	10/4/2028	4,000	3,980	3,980	1.1%
Jane Street Group, LLC (f)	Financials	L+2.75% (2.83%)	1/26/2028	4,950	4,944	4,898	1.3%
Jump Financial, LLC (b)	Financials	L+3.50% (4.00%)	8/7/2028	2,500	2,488	2,481	0.7%
Kissner Milling Co., Ltd.	Industrials	4.88%	5/1/2028	5,000	5,036	5,031	1.4%
LSCS Holdings, Inc. (b)	Healthcare	L+4.25% (4.42%)	3/17/2025	1,583	1,549	1,583	0.4%
LSCS Holdings, Inc. (b)	Healthcare	L+4.25% (4.42%)	3/17/2025	6,133	5,976	6,133	1.7%
Medallion Midland Acquisition, LP (f)	Energy	L+3.25% (4.25%)	10/30/2024	3,623	3,587	3,597	1.0%
Medical Solutions Holdings, Inc. (b)	Healthcare	L+4.50% (5.50%)	6/14/2024	2,595	2,558	2,594	0.7%
Meridian Adhesives Group, Inc. (b)	Chemicals	L+4.00% (4.75%)	7/24/2028	5,000	4,951	4,951	1.4%
MH Sub I, LLC (f)	Business Services	L+3.75% (4.75%)	9/13/2024	6,451	6,451	6,465	1.8%
MicroStrategy, Inc.	Software/Services	6.13%	6/15/2028	1,500	1,500	1,520	0.4%
Monitronics International, Inc. (b)	Business Services	L+6.50% (7.75%)	3/29/2024	5,522	5,293	5,387	1.5%
MPH Acquisition Holdings, LLC	Healthcare	5.50%	9/1/2028	200	200	200	0.1%
MYOB US Borrower, LLC (f)	Business Services	L+4.00% (4.08%)	5/6/2026	4,987	4,975	4,978	1.4%
National Mentor Holdings, Inc. (b) (f)	Healthcare	L+3.75% (4.50%)	3/2/2028	7,388	7,354	7,386	2.0%
National Mentor Holdings, Inc. (f)	Healthcare	L+3.75% (4.50%)	3/2/2028	233	232	233	0.1%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

September 30, 2021 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Navitas Midstream Midland Basin, LLC (b)	Energy	L+4.00% (4.75%)	12/13/2024	$10,704	$10,704	$10,681	2.9%
Nexus Buyer, LLC (f)	Business Services	L+3.75% (3.84%)	11/9/2026	1,492	1,489	1,492	0.4%
Nouryon USA, LLC (e)	Chemicals	L+2.75% (2.83%)	10/1/2025	2,494	2,464	2,476	0.7%
Onex TSG Intermediate Corp. (f)	Healthcare	L+4.75% (5.50%)	2/28/2028	4,988	4,893	5,024	1.4%
PAREXEL International Corp.	Healthcare	L+2.75% (2.83%)	9/27/2024	5,000	4,988	4,996	1.4%
Paysafe Finance, PLC	Software/Services	4.00%	6/15/2029	400	400	385	0.1%
Pelican Products, Inc. (f)	Consumer	L+3.50% (4.50%)	5/1/2025	2,601	2,523	2,601	0.7%
Penn National Gaming, Inc. (b)	Gaming/Lodging	L+2.25% (3.00%)	10/15/2025	7,556	7,505	7,542	2.1%
Perstorp Holding Ab (b)	Chemicals	L+4.75% (4.95%)	2/27/2026	8,800	8,322	8,800	2.4%
Petrochoice Holdings, Inc. (b)	Industrials	L+5.00% (6.00%)	8/19/2022	2,022	1,943	1,946	0.5%
PG&E Corp. (f)	Utilities	L+3.00% (3.50%)	6/23/2025	10,725	10,765	10,534	2.9%
Proofpoint, Inc. (b)	Software/Services	L+3.25% (3.75%)	8/31/2028	2,500	2,494	2,486	0.7%
Protective Industrial Products, Inc. (b)	Industrials	L+4.00% (4.75%)	12/29/2027	9,149	9,113	9,127	2.5%
PSC Industrial Holdings Corp. (f)	Industrials	L+3.75% (4.75%)	10/11/2024	4,507	4,405	4,502	1.2%
Pug, LLC (f)	Technology	L+4.25% (4.75%)	2/13/2027	2,000	1,990	1,998	0.6%
Pug, LLC (f)	Technology	L+3.50% (3.58%)	2/12/2027	4,975	4,850	4,861	1.3%
Quikrete Holdings, Inc. (f)	Industrials	L+3.00% (3.19%)	2/1/2027	5,000	4,963	4,982	1.4%
Regionalcare Hospital Partners Holdings, Inc.	Healthcare	4.38%	2/15/2027	2,000	2,000	1,995	0.5%
Regionalcare Hospital Partners Holdings, Inc. (b)	Healthcare	L+3.75% (3.83%)	11/14/2025	10,195	10,235	10,176	2.8%
S&S Holdings, LLC (f)	Consumer	L+5.00% (5.50%)	3/10/2028	6,965	6,769	6,965	1.9%
Safe Fleet Holdings, LLC (f)	Industrials	L+3.00% (4.00%)	2/3/2025	2,380	2,364	2,359	0.6%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+4.50% (4.58%)	6/28/2026	941	892	894	0.2%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+4.50% (4.58%)	6/28/2026	17,405	16,551	16,535	4.6%
Schenectady International Group, Inc. (b)	Chemicals	L+4.75% (4.87%)	10/15/2025	19,911	19,784	19,861	5.5%
SCIH Salt Holdings, Inc. (b)	Industrials	L+4.00% (4.75%)	3/16/2027	11,008	11,032	11,014	3.0%
SFR Group, SA (e) (f)	Telecom	L+4.00% (4.13%)	8/14/2026	12,738	12,699	12,685	3.5%
Sierra Acquisition, Inc. (b)	Food & Beverage	L+4.00% (5.00%)	11/11/2024	4,915	4,709	4,915	1.4%
Sophia, LP (f)	Software/Services	L+3.75% (4.50%)	10/7/2027	3,011	3,015	3,021	0.8%
Southeby's/Bidfair Holdings, Inc.	Business Services	5.88%	6/1/2029	938	938	965	0.3%
Spirit Aerosystems, Inc. (b)	Industrials	L+5.25% (6.00%)	1/15/2025	2,562	2,592	2,562	0.7%
SSH Group Holdings, Inc. (e)	Education	L+4.25% (4.40%)	7/30/2025	10,545	10,105	10,236	2.8%
Standard Industries, Inc. (b)	Industrials	L+2.50% (3.00%)	9/22/2028	2,271	2,252	2,272	0.6%
Staples, Inc. (b)	Business Services	L+5.00% (5.13%)	4/16/2026	4,962	4,905	4,723	1.3%
Station Casinos, LLC (f)	Gaming/Lodging	L+2.25% (2.50%)	2/8/2027	2,984	2,968	2,954	0.8%
Taseko Mines, Ltd.	Industrials	7.00%	2/15/2026	2,000	2,006	2,035	0.6%
Team Health Holdings, Inc. (e)	Healthcare	L+2.75% (3.75%)	2/6/2024	2,984	2,898	2,902	0.8%
Tecta America Corp. (f)	Industrials	L+4.25% (5.00%)	4/6/2028	9,067	9,041	9,079	2.5%
Tenneco, Inc.	Transportation	5.13%	4/15/2029	3,846	3,846	3,926	1.1%
Tenneco, Inc. (e)	Transportation	L+3.00% (3.08%)	10/1/2025	2,977	2,943	2,948	0.8%
The Dun & Bradstreet Corp. (f)	Business Services	L+3.25% (3.34%)	2/6/2026	4,876	4,897	4,870	1.3%
TransDigm, Inc. (f)	Industrials	L+2.25% (2.33%)	12/9/2025	2,977	2,959	2,940	0.8%
Traverse Midstream Partners, LLC (e)	Energy	L+5.50% (6.50%)	9/27/2024	15,044	15,042	15,044	4.1%
Triton Water Holdings, Inc. (f)	Food & Beverage	L+3.50% (4.00%)	3/31/2028	7,481	7,463	7,467	2.1%
Truck Hero, Inc. (f)	Transportation	L+3.25% (4.00%)	1/31/2028	1,493	1,489	1,488	0.4%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

September 30, 2021 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
TSL Engineered Products, LLC (b)	Industrials	L+4.75% (5.50%)	1/7/2028	$7,878	$7,803	$7,878	2.2%
United Airlines, Inc. (f)	Transportation	L+3.75% (4.50%)	4/21/2028	3,804	3,792	3,827	1.1%
University Support Services, LLC (f)	Education	L+3.25% (3.75%)	6/29/2028	5,000	4,983	4,989	1.4%
Veritext Corp. (f)	Business Services	L+3.25% (3.33%)	8/1/2025	3,514	3,470	3,474	1.0%
Virgin Media Bristol, LLC (f)	Telecom	L+3.25% (3.33%)	1/31/2029	2,500	2,497	2,499	0.7%
Vision Solutions, Inc. (b)	Software/Services	L+4.25% (5.00%)	4/24/2028	2,500	2,500	2,493	0.7%
Vyaire Medical, Inc. (f)	Healthcare	L+4.75% (5.75%)	4/16/2025	7,851	6,511	6,713	1.8%
WaterBridge Midstream Operating, LLC (b)	Energy	L+5.75% (6.75%)	6/22/2026	13,664	12,101	13,298	3.7%
Watlow Electric Manufacturing Co. (b)	Industrials	L+4.00% (4.50%)	3/2/2028	9,497	9,453	9,517	2.6%
Western Dental Services, Inc. (f)	Healthcare	L+4.50% (5.25%)	8/18/2028	9,075	9,067	9,070	2.5%
Western Dental Services, Inc. (f)	Healthcare	L+4.50% (5.25%)	8/18/2028	259	259	259	0.1%
Wilsonart, LLC (b)	Consumer	L+3.50% (4.50%)	12/31/2026	7,469	7,463	7,471	2.1%
Wirepath, LLC (b)	Consumer	L+4.00% (4.08%)	8/5/2024	7,823	7,431	7,823	2.2%
Wrench Group, LLC (f)	Consumer	L+4.00% (4.13%)	4/30/2026	3,159	3,103	3,159	0.9%
YI, LLC (e)	Healthcare	L+4.00% (5.00%)	11/7/2024	8,997	8,817	8,997	2.5%
Subtotal Senior Secured First Lien Debt					$898,485	$903,588	248.8%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC (b)	Chemicals	L+7.25% (8.00%)	6/11/2029	$13,943	$13,805	$13,943	3.8%
Edelman Financial Services, LLC (b) (e)	Financials	L+6.75% (6.84%)	7/20/2026	9,972	9,984	10,037	2.8%
IDERA, Inc. (b) (e)	Technology	L+6.75% (7.50%)	3/2/2029	1,545	1,535	1,545	0.4%
Tecta America Corp. (b)	Industrials	L+8.50% (9.25%)	4/6/2029	4,998	4,974	4,998	1.4%
TIBCO Software, Inc. (b)	Technology	L+7.25% (7.34%)	3/3/2028	13,020	13,171	13,144	3.6%
Subtotal Senior Secured Second Lien Debt					$43,469	$43,667	12.0%

Collateralized Securities
Collateralized Securities - Debt Investments
Avery Point CLO, Ltd. 15-6A E1 (f)	Diversified Investment Vehicles	L+5.50% (5.62%)	8/6/2027	$3,500	$3,111	$3,404	0.9%
Carlyle GMS CLO, 16-3A FRR (f)	Diversified Investment Vehicles	L+8.60% (8.75%)	7/20/2034	2,100	1,983	1,991	0.5%
Catamaran CLO, Ltd. 16-1A D (f)	Diversified Investment Vehicles	L+6.65% (6.78%)	1/18/2029	7,250	7,000	7,222	2.0%
Chenango Park CLO, Ltd. 18-1A E	Diversified Investment Vehicles	L+8.10% (8.23%)	4/15/2030	250	228	228	0.1%
Dryden Senior Loan Fund 17-49A E (f)	Diversified Investment Vehicles	L+6.30% (6.43%)	7/18/2030	3,000	2,862	2,978	0.8%
Dryden Senior Loan Fund 2014-36A ER2 (f)	Diversified Investment Vehicles	L+6.88% (7.01%)	4/15/2029	2,000	1,911	1,985	0.5%
Eaton Vance CDO, Ltd. 15-1A FR (f)	Diversified Investment Vehicles	L+7.97% (8.10%)	1/20/2030	2,000	1,731	1,884	0.5%
Elevation CLO, Ltd. 13-1A D2	Diversified Investment Vehicles	L+7.65% (7.77%)	8/15/2032	4,000	3,923	3,932	1.1%
Greywolf CLO, Ltd. 20-3RA ER (f)	Diversified Investment Vehicles	L+8.74% (8.88%)	4/15/2033	1,000	872	963	0.3%
Highbridge Loan Management, Ltd. 11A-17 E (f)	Diversified Investment Vehicles	L+6.10% (6.22%)	5/6/2030	3,000	2,683	2,833	0.8%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

September 30, 2021 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Jamestown CLO, Ltd. 17-10A D (f)	Diversified Investment Vehicles	L+6.70% (6.83%)	7/17/2029	$1,200	$1,118	$1,177	0.3%
KKR Financial CLO, Ltd. 15 FR	Diversified Investment Vehicles	L+8.50% (8.63%)	1/18/2032	2,000	1,890	1,900	0.5%
LCM, Ltd. Partnership 16A ER2 (f)	Diversified Investment Vehicles	L+6.38% (6.51%)	10/15/2031	2,500	2,277	2,412	0.7%
Madison Park Funding, Ltd. 14-13A ER (f)	Diversified Investment Vehicles	L+5.75% (5.88%)	4/19/2030	2,500	2,293	2,456	0.7%
Marble Point CLO, Ltd. 20-1A E (f)	Diversified Investment Vehicles	L+6.82% (6.95%)	4/20/2033	4,500	4,399	4,413	1.2%
OCP CLO, Ltd. 14-5A DR (f)	Diversified Investment Vehicles	L+5.70% (5.83%)	4/26/2031	2,200	2,075	2,120	0.6%
OZLM, Ltd. 16-15A DR (f)	Diversified Investment Vehicles	L+6.75% (6.88%)	4/20/2033	2,000	1,902	1,954	0.6%
Regatta II Funding, LP 13-2A DR2 (f)	Diversified Investment Vehicles	L+6.95% (7.08%)	1/15/2029	2,000	1,921	1,969	0.5%
Romark CLO, Ltd. 21-4A (f)	Diversified Investment Vehicles	L+6.95% (7.09%)	7/10/2034	2,000	1,960	1,974	0.5%
Saranac CLO, Ltd. 20-8A E	Diversified Investment Vehicles	L+8.12% (8.25%)	2/20/2033	1,455	1,440	1,440	0.4%
Sound Point CLO, Ltd. 16-3A E (f)	Diversified Investment Vehicles	L+6.65% (6.79%)	1/23/2029	2,500	2,388	2,435	0.7%
Sound Point CLO, Ltd. 17-1A E (f)	Diversified Investment Vehicles	L+5.96% (6.10%)	1/23/2029	4,000	3,578	3,755	1.0%
Sound Point CLO, Ltd. 17-2A E (f)	Diversified Investment Vehicles	L+6.10% (6.23%)	7/25/2030	2,400	2,058	2,158	0.6%
Sound Point CLO, Ltd. 18-3A D (f)	Diversified Investment Vehicles	L+5.79% (5.92%)	10/26/2031	1,000	897	908	0.3%
Symphony CLO, Ltd. 2012-9A ER2	Diversified Investment Vehicles	L+6.95% (7.08%)	7/16/2032	3,000	2,765	2,967	0.8%
Venture CDO, Ltd. 16-23A ER2	Diversified Investment Vehicles	L+7.55% (7.55%)	7/19/2034	3,000	2,911	2,906	0.8%
Venture CDO, Ltd. 16-25A E	Diversified Investment Vehicles	L+7.20% (7.33%)	4/20/2029	2,000	1,942	1,939	0.5%
Venture CDO, Ltd. 20-39A E	Diversified Investment Vehicles	L+7.63% (7.63%)	4/15/2033	4,000	3,981	3,962	1.1%
Venture CLO 43, Ltd. 21-43A E (f)	Diversified Investment Vehicles	L+7.15% (7.15%)	4/15/2034	3,000	2,911	2,925	0.8%
Zais CLO 13, Ltd. 19-13A D1 (f)	Diversified Investment Vehicles	L+4.52% (4.65%)	7/15/2032	3,000	2,717	2,844	0.8%
Subtotal Collateralized Securities					$73,727	$76,034	20.9%

TOTAL INVESTMENTS					$1,015,681	$1,023,289	281.7%
______________
(a)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the SLF has provided the spread over LIBOR or Prime and the current interest rate in effect at September 30, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(b)The SLF's investment or a portion thereof is pledged as collateral under the Citi Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(c)Percentages are based on SLF members' capital as of September 30, 2021.
(d)The SLF has various unfunded commitments to portfolio companies.
(e)The SLF's investment or a portion thereof is held through a total return swap with J.P. Morgan.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

(f)The SLF's investment or a portion thereof is pledged as collateral under a credit facility with CIBC. Individual investments can be divided into parts which are pledged to separate credit facilities.
SLF had $3.9 million of unfunded commitments on delayed draw term loans as of September 30, 2021.
Below is certain summarized financial information for the SLF as of September 30, 2021 and for the period January 20, 2021 (inception) through September 30, 2021:

Selected Statement of Assets and Liabilities Information	September 30,
2021
(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $1,015,681)	$1,023,289
Cash and other assets	123,746
Total assets	$1,147,035

LIABILITIES
Revolving credit facilities	$532,608
Secured borrowings	115,199
Other liabilities	136,045
Total liabilities	783,852

MEMBERS' CAPITAL
Total members' capital	363,183

Total liabilities and members' capital	$1,147,035

Selected Statements of Operations Information	For the three months ended September 30,	For the period January 20, 2021 (inception) through September 30,
	2021	2021
	(Unaudited)	(Unaudited)
Investment income:
Total investment income	$11,563	$30,889

Operating expenses:
Interest and credit facility financing expenses	2,879	6,854
Other expenses	566	1,329
Total expenses	3,445	8,183

Net investment income	8,118	22,706

Realized and unrealized gain:
Net realized and unrealized gain	398	12,456

Net increase in net assets resulting from operations	$8,516	$35,162

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of September 30, 2021. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$1,023,428	Discounted Cash Flow	Market Yield	5.00%	16.67%	8.15%
Senior Secured First Lien Debt	244,480	Yield Analysis	Market Yield	1.60%	14.13%	7.88%
Senior Secured First Lien Debt (c)	220,067	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	39,597	Waterfall Analysis	EBITDA Multiple	0.43x	8.56x	5.92x
Senior Secured First Lien Debt	8,114	Waterfall Analysis	Revenue Multiple	0.23x	0.62x	0.27x
Senior Secured Second Lien Debt	114,038	Discounted Cash Flow	Market Yield	7.00%	25.00%	9.17%
Senior Secured Second Lien Debt	63,971	Yield Analysis	Market Yield	7.89%	10.52%	9.79%
Senior Secured Second Lien Debt	4,133	Waterfall Analysis	Revenue Multiple	0.81x	0.81x	0.81x
Senior Secured Second Lien Debt (b)	2,553	Waterfall Analysis	EBITDA Multiple	5.40x	5.40x	5.40x
Subordinated Debt (b)	44,500	Waterfall Analysis	Tangible Net Asset Value Multiple	1.57x	1.57x	1.57x
Subordinated Debt (b)	3,430	Yield Analysis	Market Yield	21.42%	21.42%	21.42%
Subordinated Debt (b)	1,537	Discounted Cash Flow	Discount Rate	8.50%	8.50%	8.50%
Collateralized Securities	36,730	Discounted Cash Flow	Discount Rate	8.35%	16.80%	13.75%
Equity/Other (b)	54,744	Waterfall Analysis	Tangible Net Asset Value Multiple	1.57x	1.57x	1.57x
Equity/Other	30,458	Waterfall Analysis	Discount Rate	22.00%	22.00%	22.00%
Equity/Other	13,811	Waterfall Analysis	EBITDA Multiple	3.27x	11.04x	7.13x
Equity/Other	13,353	Discounted Cash Flow	Discount Rate	8.50%	12.20%	10.96%
Equity/Other	9,807	Waterfall Analysis	Revenue Multiple	0.13x	2.35x	2.31x
Equity/Other (b)	2,676	Waterfall Analysis	TBV Multiple	4.80x	4.80x	4.80x
Equity/Other	1,774	Discounted Cash Flow	Market Yield	9.16%	10.00%	9.52%
Equity/Other	787	Waterfall Analysis	Pre-Tax Income	7.00x	7.00x	7.00x
BDCA Senior Loan Fund, LLC (b)	304,934	Discounted Cash Flow	Discount Rate	11.28%	11.28%	11.28%
Total	$2,238,922
______________
(a)Weighted averages are calculated based on fair value of investments.
(b)This asset category contains one investment.
(c)Investment(s) were valued based on recent or pending transactions expected to close after the valuation date.
There were no significant changes in valuation approach or technique as of September 30, 2021.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

The income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2021 and December 31, 2020. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
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
As of September 30, 2021, the Company had seven portfolio companies on non-accrual with a total amortized cost of $66.4 million and fair value of $24.6 million, which represented 2.6% and 1.0% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2020, the Company had eleven portfolio companies on non-accrual with a total amortized cost of $104.1 million and fair value of $55.4 million, which represented 3.8%, and 2.1% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
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
As of September 30, 2021 and December 31, 2020, $10.1 million and $9.6 million was payable to the Adviser for base management fees, respectively.
For the three and nine months ended September 30, 2021, the Company incurred $10.0 million and $29.0 million, respectively, in base management fees under the Investment Advisory Agreement. For the three and nine months ended September 30, 2020, the Company incurred $8.9 million and $28.3 million, respectively, in base management fees under the Investment Advisory Agreement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
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
As of September 30, 2021 and December 31, 2020, $7.4 million and $6.2 million was payable to the Adviser for the incentive fee on income, respectively.
For the three and nine months ended September 30, 2021, the Company incurred $6.7 million and $20.2 million, respectively, in incentive fees on income under the Investment Advisory Agreement. For both the three and nine months ended September 30, 2020, the Company did not incur incentive fees on income under the Investment Advisory Agreement.
The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” is an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to the Company’s liquidation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). This fee equals 20% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and nine months ended September 30, 2021 and 2020, the Company did not incur incentive fees on capital gains during operations under the Investment Advisory Agreement.
Administration Agreement
In connection with the Administration Agreement, BSP provides the Company with office facilities and administrative services. As of September 30, 2021 and December 31, 2020, $1.3 million and $0.5 million was payable to BSP under the Administration Agreement, respectively.
For the three and nine months ended September 30, 2021, the Company incurred $0.4 million and $1.3 million, respectively, in administrative service fees under the Administration Agreement. For the three and nine months ended September 30, 2020, the Company incurred $0.6 million and $1.4 million, respectively, in administrative service fees under the Administration Agreement.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
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
For the period ended September 30, 2021
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
The JPM Credit Facility provides for borrowings through August 28, 2023, and any amounts borrowed under the JPM Credit Facility will mature on August 28, 2023 unless the administrative agent exercises its option to extend the maturity date to August 28, 2024. The JPM Credit Facility is priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.75% per annum. Interest is payable quarterly in arrears. 57th Street will be subject to a non-usage fee to the extent the commitments available under the JPM Credit Facility have not been borrowed. The non-usage fee per annum is 0.50% for the first 20% of the unused balance and up to 2.75% for the remaining unused balance until August 28, 2021, when the non-usage fee per annum is 0.75% for the first 20% of the unused balance and up to 2.75% for the remaining unused balance. 57th Street paid a structuring fee and incurred other customary costs and expenses in connection with the JPM Credit Facility. On January 21, 2021, the Company entered into an amendment (the “JPM Amendment”) to the JPM Credit Facility. The JPM Amendment, among other things, increases the amount that the Company is permitted to borrow under the JPM Credit Agreement from $300.0 million to $400.0 million. On April 12, 2021, the Company, through 57th Street, amended and restated the JPM Credit Facility. The amendment and restatement temporarily reduced the previous minimum funding amount until October 13, 2021. The other material terms of the JPM Credit Facility were unchanged.
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
Citi Credit Facility
On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into a credit facility (as amended from time to time, the “Citi Credit Facility”) with Citibank, N.A. ("Citi") as administrative agent and U.S. Bank as collateral agent, account bank, and collateral custodian. From January 1, 2020 to January 20, 2021 the Citi Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, with a reinvestment period ending on May 31, 2021 and maturity date of May 31, 2022. On January 20, 2021, SLF, the Company's joint venture with CCLF entered into an amendment to the Citi Credit Facility (the “Citi Credit Agreement”). The amendment, among other things, (i) replaces the Company with SLF as the collateral manager under the Citi Credit Agreement, (ii) extends the end of the reinvestment period from May 31, 2021 to May 31, 2023 and (iii) extends the final maturity date from May 31, 2022 to May 31, 2024. As a result of this amendment to the Citi Credit Facility, the Company incurred a realized loss on extinguishment of debt of $1.3 million. In connection with the Citi Credit Facility, CB Funding has made certain representations and warranties, is required to comply with various covenants, reporting requirements, and other customary requirements for similar facilities and is subject to certain customary events of default. Upon the occurrence and during the continuation of an event of default, Citi may declare the outstanding advances and all other obligations under the Citi Credit Facility immediately due and payable. During the continuation of an event of default, CB Funding must pay interest at a default rate.
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
For the period ended September 30, 2021
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
For the period ended September 30, 2021
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
For the period ended September 30, 2021
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
For the period ended September 30, 2021
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

2026 Notes
On March 24, 2021, the Company entered into a Purchase Agreement (the “2026 Notes Purchase Agreement”) with the initial purchaser listed therein relating to the Company’s sale of $300.0 million aggregate principal amount of its 3.25% fixed rate notes due 2026 (the “Restricted 2026 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The 2026 Notes Purchase Agreement also includes customary representations, warranties, and covenants by the Company. Under the terms of the 2026 Notes Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The Restricted 2026 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2026 Notes were approximately $296.0 million, after deducting the Initial Purchaser’s discounts and commissions and estimated offering expenses. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes. The Restricted 2026 Notes were issued pursuant to the Indenture dated as of March 29, 2021 (the “2021 Indenture”), between the Company and the Trustee, and a Supplemental Indenture, dated as of March 29, 2021 (the “First Supplemental Indenture”), between the Company and the Trustee. The 2026 Notes (as defined below) will mature on March 30, 2026, unless repurchased or redeemed in accordance with their terms prior to such date. The 2026 Notes bear interest at a rate of 3.25% per year payable semi-annually on March 30 and September 30 of each year, commencing on September 30, 2021. The 2026 Notes will be general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2026 Notes. The 2026 Notes will rank equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by the Company’s wholly owned, special purpose financing subsidiaries. The 2021 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2026 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the 2021 Indenture. In addition, if a change of control repurchase event, as defined in the 2021 Indenture, occurs prior to maturity, holders of the 2026 Notes will have the right, at their option, to require the Company to repurchase for cash some or all of the 2026 Notes at a repurchase price equal to 100% of the principal amount of the 2026 Notes being repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date. Pursuant to a Registration Statement on Form N-14 (File No. 333-257321), on September 22, 2021, the Company closed an exchange offer in which holders of the Restricted 2026 Notes were offered the opportunity to exchange their Restricted 2026 Notes for new registered notes with substantially identical terms (the “Unrestricted 2026 Notes” and, together with the Restricted 2026 Notes, the 2026 Notes), through which holders representing 99.88% of the outstanding principal of the then Restricted 2026 Notes obtained Unrestricted 2026 Notes.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

The following table represents borrowings as of September 30, 2021:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	8/28/2025	$300,000	$200,700	$(5,959)	$194,741
JPM Credit Facility	8/28/2023	400,000	289,100	(840)	288,260
MassMutual Credit Facility	12/31/2025	100,000	—	(1,921)	(1,921)
2026 Notes	3/30/2026	300,000	296,492	(644)	295,848
2024 Notes	12/15/2024	100,000	99,235	(119)	99,116
2023 Notes	5/30/2023	60,000	59,892	(313)	59,579
2022 Notes	12/30/2022	150,000	149,794	(569)	149,225
Totals		$1,410,000	$1,095,213	$(10,365)	$1,084,848
The following table represents borrowings as of December 31, 2020:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	8/28/2025	$300,000	$253,000	$(7,099)	$245,901
JPM Credit Facility	8/28/2023	300,000	289,000	(894)	288,106
Citi Credit Facility	5/31/2022	400,000	267,250	(1,335)	265,915
MassMutual Credit Facility	12/31/2025	100,000	—	(2,258)	(2,258)
2024 Notes	12/15/2024	100,000	99,057	(147)	98,910
2023 Notes	5/30/2023	60,000	59,843	(455)	59,388
2022 Notes	12/30/2022	150,000	149,671	(910)	148,761
Totals		$1,410,000	$1,117,821	$(13,098)	$1,104,723
The weighted average annualized interest cost for all borrowings for the three and nine months ended September 30, 2021 was 3.48% and 3.51%, respectively. The average daily debt outstanding for the three and nine months ended September 30, 2021 was $1.1 billion and $1.0 billion, respectively. The maximum debt outstanding for the three and nine months ended September 30, 2021 was $1.2 billion and $1.2 billion, respectively.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

The following table represents interest and debt fees for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021					Nine months ended September 30, 2021
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (6)	Other Fees (7)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (6)	Other Fees (7)
Wells Fargo Credit Facility	(1)	(2)	$1,189	$384	$180	(1)	(2)	$4,311	$1,140	$434
JPM Credit Facility	(3)	(4)	2,475	106	138	(3)	(4)	6,461	316	655
Citi Credit Facility (8)	—	—	—	—	—	L+1.60%	0.50%	277	49	48
MassMutual Credit Facility	(5)	0.50%	—	114	148	(5)	0.50%	—	337	431
2026 Notes	3.25%	n/a	2,634	35	16	3.25%	n/a	5,327	64	31
2024 Notes	4.85%	n/a	1,273	10	—	4.85%	n/a	3,816	28	—
2023 Notes	5.38%	n/a	823	47	9	5.38%	n/a	2,468	141	9
2022 Notes	4.75%	n/a	1,823	115	—	4.75%	n/a	5,467	341	—
Totals			$10,217	$811	$491			$28,127	$2,416	$1,608
______________
(1) Prior to an amendment on July 7, 2020, the Wells Fargo Credit Facility had an interest rate priced at one-month LIBOR, with no LIBOR floor, plus a spread ranging between 1.65% and 2.50% per annum, depending on the composition of the portfolio of loans owned. From July 7, 2020 until August 28, 2020, the Wells Fargo Credit Facility had an interest rate priced at one-month LIBOR, with no LIBOR floor, plus a spread of 2.75% per annum. From August 28, 2020 until April 6, 2021, the Wells Fargo Credit Facility had an interest rate priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 2.75% per annum. From April 6, 2021 through September 30, 2021, the Wells Fargo Credit Facility had an interest rate priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 2.50% per annum.
(2) The non-usage fee per annum is 0.50% for the first 25% of the unused balance and up to 2.0% for the remaining unused balance.
(3) Interest rate is priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.75% per annum.
(4) The non-usage fee per annum is 0.50% for the first 20% of the unused balance and up to 2.75% for the remaining unused balance until August 28, 2021, when the non-usage fee per annum is 0.75% for the first 20% of the unused balance and up to 2.75% for the remaining unused balance.
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
For the period ended September 30, 2021
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
_____________
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
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates, and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature. The fair value of the Company's 2022 Notes, 2023 Notes, 2024 Notes, and 2026 Notes, are derived from market indications provided by Bloomberg Finance L.P. at September 30, 2021 and December 31, 2020.
At September 30, 2021, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2021 and December 31, 2020, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount at September 30, 2021	Fair Value at September 30, 2021
Wells Fargo Credit Facility	3	$200,700	$200,700
JPM Credit Facility	3	289,100	289,100
MassMutual Credit Facility	3	—	—
2026 Notes	3	296,492	304,062
2024 Notes	3	99,235	108,383
2023 Notes	3	59,892	62,331
2022 Notes	3	149,794	155,235
		$1,095,213	$1,119,811

	Level	Carrying Amount at December 31, 2020	Fair Value at December 31, 2020
Wells Fargo Credit Facility	3	$253,000	$253,000
JPM Credit Facility	3	289,000	289,000
Citi Credit Facility	3	267,250	267,250
MassMutual Credit Facility	3	—	—
2024 Notes	3	99,057	100,216
2023 Notes	3	59,843	61,388
2022 Notes	3	149,671	153,440
		$1,117,821	$1,124,294
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
At September 30, 2021 and December 31, 2020, the forward foreign currency contracts were classified within Level 2 of the fair value hierarchy. The foreign currency forward contract held as of September 30, 2021 and December 31, 2020 were subject to ISDA Master Agreements or similar agreements.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

Note 7 — Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2021, the Company had unfunded commitments on delayed draw term loans of $88.8 million, unfunded commitments on revolver term loans of $87.6 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $1.0 million. As of December 31, 2020, the Company had unfunded commitments on delayed draw term loans of $42.7 million (including $40.2 million of non-discretionary commitments and $2.5 million of discretionary commitments), unfunded commitments on revolver term loans of $48.5 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $3.8 million. The Company maintains sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

As of September 30, 2021, the Company's unfunded commitments consisted of the following:
September 30, 2021

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	$3,604	$3,067
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,264	1,264
Arch Global Precision, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,386	2,386
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver term loan	1,008	1,008
Arctic Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	6,955	3,868
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	5,074	4,482
Aveanna Healthcare, LLC	Senior Secured First Lien Debt	Delayed draw term loan	575	575
Capstone Logistics	Senior Secured First Lien Debt	Delayed draw term loan	2,948	2,948
Capstone Logistics	Senior Secured First Lien Debt	Revolver term loan	1,804	1,526
CDHA Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,264	1,264
Chudy Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	3,442	3,442
Chudy Group, LLC	Senior Secured First Lien Debt	Revolver term loan	860	860
Cobblestone Intermediate Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	9,496	3,990
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver term loan	2,363	2,363
CRS-SPV, Inc.	Senior Secured First Lien Debt	Revolver term loan	224	162
Dynagrid Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	2,262	2,262
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver term loan	2,144	2,144
Florida Food Products, LLC	Senior Secured First Lien Debt	Revolver term loan	1,647	1,318
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed draw term loan	5,682	5,682
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver term loan	1,894	1,894
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,053	1,053
Health Plan One, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,458	1,458
Higginbotham Insurance Agency, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,252	600
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	4,588	2,379
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,775	1,784
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver term loan	2,753	2,753
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,810	2,409
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,390	1,390
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,028	406
Lakeview Health Holdings, Inc.	Senior Secured First Lien Debt	Term loan	101	29
Lakeview Health Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	339	186
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver term loan	2,706	1,962
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term loan	11,000	953
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	6,631	6,631
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver term loan	1,326	1,326
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	2,019	2,019
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	1,131	1,131
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,324	1,324
Mintz Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,344	1,344
Mintz Group, LLC	Senior Secured First Lien Debt	Revolver term loan	630	630
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	7,827	7,827
Muth Mirror Systems, LLC	Senior Secured First Lien Debt	Revolver term loan	1,299	1,299
Norvax, LLC	Senior Secured First Lien Debt	Revolver term loan	1,152	1,008
Olaplex, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,908	1,908
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	6,129	6,129
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,840	1,840
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver term loan	1,602	1,602
Prototek, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,257	2,257
Prototek, LLC	Senior Secured First Lien Debt	Revolver term loan	1,693	677

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining commitment
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	$1,316	$1,316
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	1,034
Reddy Ice Corp.	Senior Secured First Lien Debt	Delayed draw term loan	1,476	1,329
Reddy Ice Corp.	Senior Secured First Lien Debt	Revolver term loan	1,762	1,762
Refresh Parent Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,128	671
Refresh Parent Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,127	744
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver term loan	464	464
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	741	741
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	4,440	4,440
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,746	3,746
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Delayed draw term loan	5,639	5,639
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,256	2,256
Subsea Global Solutions, LLC	Senior Secured First Lien Debt	Revolver term loan	963	385
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	601	409
Tap Rock Resources, LLC (1)	Equity/Other	Equity	29,470	11,114
Therapy Brands Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	889	889
Therapy Brands Holdings, LLC	Senior Secured Second Lien Debt	Delayed draw term loan	1,379	1,379
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed draw term loan	6,974	6,974
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver term loan	1,993	1,993
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,300	3,300
University of St. Augustine Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,615	2,615
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver term loan	2,169	2,169
Vensure Employer Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	4,046	3,738
Western Dental Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	720	518
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,023	3,023
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	378	378
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	13,728	13,728
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,224	4,224
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver term loan	4,448	3,892
WMK, LLC	Senior Secured First Lien Debt	Revolver term loan	2,623	785
Total			$245,483	$188,474
_____________
(1) The commitment related to this investment is discretionary.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
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
For the period ended September 30, 2021
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
Note 9 — Common Stock
On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through September 30, 2021, the Company issued 231.5 million shares of common stock for gross proceeds of $2.4 billion, including the shares purchased by an affiliate of BSP and shares issued under the Company's DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company suspended the DRIP from March 29, 2020 through June 26, 2020. While the DRIP was suspended, participants and all other holders of the Company's common stock received distributions paid by the Company in cash. From inception of the Company's DRIP plan to September 30, 2021, the Company had repurchased 30.8 million shares of common stock through its share repurchase program for payments of $259.2 million. As of December 31, 2020, the Company had repurchased 27.9 million shares of common stock for payments of $239.7 million. Amounts include additional shares tendered for death and disability as permitted.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

The following table reflects the common stock activity for the nine months ended September 30, 2021:

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	2,212,716	15,972
Share Repurchases	(2,910,935)	(19,532)
	(698,219)	$(3,560)
The following table reflects the common stock activity for the year ended December 31, 2020:

	Shares	Value
Shares Sold	10,225,302	$59,000
Shares Issued through DRIP	3,213,102	22,332
Share Repurchases	(2,255,193)	(17,477)
	11,183,211	$63,855
The following table reflects the stockholders' equity activity for the nine months ended September 30, 2021:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total Stockholders' Equity
Balance as of December 31, 2020	201,390,728	$201	$1,908,116	$(508,562)	$1,399,755
Net investment income	—	—	—	26,618	26,618
Net realized loss from investment transactions	—	—	—	(2,563)	(2,563)
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	42,924	42,924
Repurchases	(2,801,712)	(3)	(18,796)	—	(18,799)
Distributions to stockholders	—	—	—	(19,757)	(19,757)
Reinvested dividends	658,852	1	4,578	—	4,579
Balance as of March 31, 2021	199,247,868	$199	$1,893,898	$(461,340)	$1,432,757
Net investment income	—	—	—	27,507	27,507
Net realized gain from investment transactions	—	—	—	27,149	27,149
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	12,065	12,065
Repurchases	(109,223)	—	(733)	—	(733)
Distributions to stockholders	—	—	—	(19,900)	(19,900)
Reinvested dividends	634,996	1	4,565	—	4,566
Balance as of June 30, 2021	199,773,641	$200	$1,897,730	$(414,519)	$1,483,411
Net investment income	—	—	—	26,726	26,726
Net realized gain from investment transactions	—	—	—	858	858
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	9,849	9,849
Distributions to stockholders	—	—	—	(29,977)	(29,977)
Reinvested dividends	918,868	1	6,826	—	6,827
Balance as of September 30, 2021	200,692,509	$201	$1,904,556	$(407,063)	$1,497,694

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
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
For the period ended September 30, 2021
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
Note 11 — Earnings Per Share
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities for the periods ended September 30, 2021 and 2020.
The following information sets forth the computation of the weighted average basic and diluted net increase (decrease) in net assets per share resulting from operations for the three and nine months ended September 30, 2021 and 2020.

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$37,433	$57,974	$171,133	$(104,853)
Weighted average common shares outstanding	200,073,272	199,984,106	199,861,030	196,404,920
Net increase (decrease) in net assets resulting from operations per share	$0.19	$0.29	$0.86	$(0.53)

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

Note 12 — Distributions
For the period from January 1, 2018 to March 29, 2020, the Company’s Board of Directors had authorized, and had declared, cash distributions payable on a monthly basis to stockholders of record at a distribution rate of $0.00178082 per day, which is equivalent to approximately $0.65 annually, per share of common stock, except for 2020 where the daily distribution rate was $0.00177596 per day to accurately reflect 2020 being a leap year. Effective April 21, 2020, the Board of Directors of the Company approved a transition in the timing of its distributions to holders of the Company's common stock from a monthly to a quarterly basis. On June 26, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on July 6, 2020 to stockholders of record as of June 30, 2020. On September 25, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on October 1, 2020 to stockholders of record as of September 30, 2020. On November 9, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on January 4, 2021 to stockholders of record as of December 31, 2020. On March 11, 2021, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on April 1, 2021 to stockholders of record as of March 31, 2021. On May 7, 2021, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable July 1, 2021 to stockholders of record as of June 30, 2021. On September 28, 2021, the Board declared a regular quarterly cash dividend of $0.13 per share and a special dividend of $0.02 per share of the Company's common stock, payable on October 1, 2021 to stockholders of record as of September 30, 2021.
The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.
As of September 30, 2021 and December 31, 2020, the Company had accrued $23.1 million and $15.5 million, respectively, in stockholder distributions that were unpaid.
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
For the period ended September 30, 2021
(Unaudited)

The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company's 2019 tax year and 2018, 2017, and 2016 federal tax returns remain subject to examination by the Internal Revenue Service.
As of September 30, 2021, the Company had a deferred tax asset of $2.0 million and a deferred tax liability of $(3.9) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $2.0 million. As of December 31, 2020, the Company had a deferred tax asset of $5.0 million and a deferred tax liability of $(0.9) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $5.0 million.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

Note 14 — Financial Highlights
The following is a schedule of financial highlights for the nine months ended September 30, 2021 and 2020:

	For the nine months ended September 30,
	2021	2020
Per share data:
Net asset value, beginning of period	$6.95	$7.69
Results of operations (1)
Net investment income	0.40	0.34
Net realized and unrealized gain (loss), net of deferred taxes	0.46	(0.87)
Net increase (decrease) in net assets resulting from operations	0.86	(0.53)
Stockholder distributions (2)
Distributions from net investment income	(0.35)	(0.36)
Net decrease in net assets resulting from stockholder distributions	(0.35)	(0.36)
Capital share transactions
Issuance of common stock (3)	—	(0.05)
Net decrease in net assets resulting from capital share transactions	—	(0.05)
Other (7)	—	(0.04)
Net asset value, end of period	$7.46	$6.71
Shares outstanding at end of period	200,692,509	200,693,985
Total return (4)	12.66%	(8.16)%
Ratio/Supplemental data:
Total net assets, end of period	$1,497,694	$1,346,483
Ratio of net investment income to average net assets (8)	7.91%	6.56%
Ratio of total expenses to average net assets (6) (8)	8.03%	7.54%
Portfolio turnover rate (5)	51.06%	21.19%
______________
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(3)The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock.
(4)Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP. Total return is not annualized.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

Note 15 – Schedules of Investments and Advances to Affiliates
An affiliated company is generally a portfolio company in which BDCA owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which BDCA owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement.) Transactions related to investments in affiliated and controlled affiliated companies for the nine months ended September 30, 2021 were as follows:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2021
Control Investments
BDCA Senior Loan Fund, LLC (2) (4) (6)	Equity/Other	Diversified Investment Vehicles	$17,917	$—	$304,934	$—	$—	$—	$304,934
CRD Holdings, LLC - 9.00% (2) (5) (6)	Equity/Other	Energy	—	14,557	—	(13,174)	(597)	(786)	—
CRS-SPV, Inc. - L+4.50% (5.50%), 3/8/2022 (2) (6)	Senior Secured First Lien Debt	Industrials	3	62	—	—	—	—	62
CRS-SPV, Inc. (2) (3) (6)	Equity/Other	Industrials	—	1,393	—	—	—	(127)	1,266
Danish CRJ, Ltd. (2) (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Kahala Ireland OpCo Designated Activity Company - L+8.00% (13.00%), 12/22/2028 (2) (5) (6)	Senior Secured First Lien Debt	Transportation	950	18,549	—	(18,549)	—	—	—
Kahala Ireland OpCo Designated Activity Company (2) (6)	Equity/Other	Transportation	18,799	42,952	—	—	—	(15,743)	27,209
Kahala Ireland OpCo Designated Activity Company (2) (6)	Equity/Other	Transportation	—	3,250	—	—	—	—	3,250
Kahala US OpCo, LLC - 13.00% (2) (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
KMTEX, LLC - P+3.00% (6.25%) PIK, 6/16/2025 (2) (5) (6)	Senior Secured First Lien Debt	Chemicals	16	218	468	(686)	—	—	—
KMTEX, LLC - P+3.00% (6.25%) PIK, 6/16/2025 (2) (5) (6)	Senior Secured First Lien Debt	Chemicals	92	3,230	102	(1,060)	(2,272)	—	—
KMTEX, LLC - P+3.00% (6.25%) PIK, 6/16/2025 (2) (5) (6)	Senior Secured First Lien Debt	Chemicals	26	829	26	(272)	(583)	—	—
KMTEX, LLC (2) (3) (5) (6)	Equity/Other	Chemicals	—	—	—	—	—	—	—
KMTEX, LLC (2) (3) (5) (6)	Equity/Other	Chemicals	—	2,289	—	—	(2,793)	504	—
MGTF Holdco, LLC (2) (3) (6)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
MGTF Radio Company, LLC - L+6.00% (7.00%), 4/1/2024 (2) (6)	Senior Secured First Lien Debt	Media/Entertainment	2,907	43,400	23	(2,526)	5	2,510	43,412
NMFC Senior Loan Program I, LLC (2) (3) (5) (6)	Equity/Other	Diversified Investment Vehicles	496	—	—	—	—	—	—
Park Ave RE Holdings, LLC - 13.00%, 12/30/2022 (2) (6)	Subordinated Debt	Financials	1,734	37,237	—	(35,700)	—	—	1,537
Park Ave RE Holdings, LLC (2) (3) (6)	Equity/Other	Financials	—	3,300	—	(792)	—	1,953	4,461
Siena Capital Finance, LLC - 12.50%, 5/15/2024 (2) (6)	Subordinated Debt	Financials	3,097	25,500	19,002	—	—	(2)	44,500
Siena Capital Finance, LLC (2) (6)	Equity/Other	Financials	4,085	35,839	5,950	—	—	12,955	54,744
WPNT, LLC (2) (3) (6)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Total Control Investments			$50,122	$232,605	$330,505	$(72,759)	$(6,240)	$1,264	$485,375

Affiliate Investments
Answers Corp. (3) (6)	Equity/Other	Media/Entertainment	$—	$727	$—	$(718)	$—	$136	$145

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2021
Capstone Nutrition Development, LLC (3) (5) (6)	Equity/Other	Consumer	$—	$5,928	$—	$(28,103)	$23,635	$(1,460)	$—
CDS U.S. Intermediate Holdings, Inc. - L+6.00% (7.00%), 11/24/2025 (6)	Senior Secured First Lien Debt	Media/Entertainment	227	1,940	3,940	(374)	3	61	5,570
CDS U.S. Intermediate Holdings, Inc. - L+8.00% (9.00%) 7.00% PIK, 11/24/2027	Senior Secured Second Lien Debt	Media/Entertainment	509	1,104	8,710	—	—	192	10,006
CDS U.S. Intermediate Holdings, Inc. (3) (6)	Equity/Other	Media/Entertainment	—	1,224	—	—	—	3,311	4,535
CDS U.S. Intermediate Holdings, Inc. (3) (6)	Equity/Other	Media/Entertainment	—	437	—	—	—	1,398	1,835
First Eagle Greenway Fund II, LLC	Equity/Other	Diversified Investment Vehicles	120	1,759	—	(10)	—	49	1,798
Foresight Energy Operating, LLC - L+8.00% (9.50%), 6/30/2027 (6)	Senior Secured First Lien Debt	Energy	92	1,354	—	(232)	—	(5)	1,117
Foresight Energy Operating, LLC (3) (6)	Equity/Other	Energy	—	2,520	—	—	—	1,209	3,729
Internap Corp. - L+6.50% (7.50%) 5.50% PIK, 5/8/2025 (6)	Senior Secured First Lien Debt	Business Services	346	5,181	252	—	—	(33)	5,400
Internap Corp (3) (6)	Equity/Other	Business Services	—	2,231	—	—	—	—	2,231
Jakks Pacific, Inc. - 10.50%, 2.50% PIK, 2/9/2023 (5) (6)	Senior Secured First Lien Debt	Consumer	1,218	17,104	1,552	(18,515)	866	(1,007)	—
Jakks Pacific, Inc. - 6.00% 2.75% PIK, 8/31/2021 (5) (6)	Subordinated Debt	Consumer	71	—	1,495	(2,827)	1,332	—	—
Jakks Pacific, Inc. (3) (6)	Equity/Other	Consumer	72	402	74	—	—	293	769
Jakks Pacific, Inc. (3)	Equity/Other	Consumer	—	49	2,344	—	—	427	2,820
LendingHome Corp. - 8.00% (5) (6)	Equity/Other	Financials	—	59,823	—	(59,477)	(346)	—	—
MidOcean Credit CLO 2013-2A INC - 0.00%, 1/29/2030 (5) (6)	Collateralized Securities	Diversified Investment Vehicles	—	6,313	—	(10,152)	(5,677)	9,516	—
Mood Media - Common Equity (5) (6)	Equity/Other	Media/Entertainment	—	—	—	645	(645)	—	—
NewStar Arlington Senior Loan Program, LLC 14-1A FR - L+11.00% (11.13%), 4/25/2031 (6)	Collateralized Securities	Diversified Investment Vehicles	416	3,632	14	—	—	889	4,535
NewStar Arlington Senior Loan Program, LLC 14-1A SUB - 23.61%, 4/25/2031 (6)	Collateralized Securities	Diversified Investment Vehicles	2,969	15,631	—	(2,942)	—	4,316	17,005
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F - L+7.50% (7.63%), 1/20/2027 (6)	Collateralized Securities	Diversified Investment Vehicles	1,708	5,459	238	—	—	2,324	8,021
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB - 0.00%, 1/20/2027 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
PCX Aerostructures, LLC - 6.00%, 8/9/2021 (5) (6)	Subordinated Debt	Industrials	2,829	9,859	645	(7,995)	634	(3,143)	—
PCX Aerostructures, LLC (5) (6)	Equity/Other	Industrials	—	76	—	(2,263)	2,263	(76)	—
PCX Aerostructures, LLC (5) (6)	Equity/Other	Industrials	—	535	—	(608)	609	(536)	—
PCX Aerostructures, LLC (5) (6)	Equity/Other	Industrials	—	—	—	(168)	168	—	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	652	9,274	—	(3,842)	—	(350)	5,082
Tap Rock Resources, LLC (6)	Equity/Other	Energy	1,336	11,405	—	(3,336)	—	822	8,891
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 3/31/2022 (6)	Senior Secured First Lien Debt	Consumer	—	420	—	—	—	33	453

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss)	Fair Value at September 30, 2021
Tax Defense Network, LLC - 10.00% PIK, 3/31/2022 (6)	Senior Secured First Lien Debt	Consumer	$—	$3,311	$—	$—	$—	$271	$3,582
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 3/31/2022 (6)	Senior Secured First Lien Debt	Consumer	—	2,368	—	—	—	183	2,551
Tax Defense Network, LLC (3) (6)	Equity/Other	Consumer	—	—	—	—	—	—	—
Tax Defense Network, LLC (3) (6)	Equity/Other	Consumer	—	—	—	—	—	—	—
Team Waste, LLC (3) (6)	Equity/Other	Industrials	—	2,570	—	—	—	723	3,293
Tennenbaum Waterman Fund, LP	Equity/Other	Diversified Investment Vehicles	884	10,087	—	—	—	(388)	9,699
TwentyEighty, Inc. (3) (5) (6)	Equity/Other	Business Services	—	—	—	(35)	35	—	—
Vantage Mobility International, LLC - L+6.00% (7.00%) PIK, 3/21/2024 (6)	Senior Secured Second Lien Debt	Transportation	—	944	—	—	—	(944)	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A E - L+4.55% (4.68%), 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	320	5,592	33	—	—	1,544	7,169
Whitehorse, Ltd. 2014-1A Side Letter - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
Total Affiliate Investments			$13,769	$189,259	$19,297	$(140,952)	$22,877	$19,755	$110,236
Total Control & Affiliate Investments			$63,891	$421,864	$349,802	$(213,711)	$16,637	$21,019	$595,611
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
(2)This investment was not deemed significant under Regulation S-X as of September 30, 2021.
(3)Investment is non-income producing at September 30, 2021.
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
(5)Investment no longer held as of September 30, 2021.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

Dividends and interest for the nine months ended September 30, 2021 attributable to Controlled and Affiliated investments no longer held as of September 30, 2021 were $5.7 million.
Realized gain (loss) for the nine months ended September 30, 2021 attributable to Controlled and Affiliated investments no longer held as of September 30, 2021 was $16.6 million.
Change in unrealized gain (loss) for the nine months ended September 30, 2021 attributable to Controlled and Affiliated investments no longer held as of September 30, 2021 was $3.0 million.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2019	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2020
Siena Capital Finance, LLC (2) (6)	Equity/Other	Financials	$5,091	$36,915	$10	$—	$—	$(1,086)	$35,839
WPNT, LLC (2) (3) (6)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Total Control Investments			$37,975	$406,517	$11,857	$(153,372)	$(18,650)	$(13,747)	$232,605

Affiliate Investments
Answers Corp. (3) (6)	Equity/Other	Media/Entertainment	$—	$727	$—	$—	$—	$—	$727
Capstone Nutrition Development, LLC (3) (6)	Equity/Other	Consumer	—	4,788	—	(320)	—	1,460	5,928
CDS U.S. Intermediate Holdings, Inc. - L+6.00% (7.00%), 11/24/2025 (6)	Senior Secured First Lien Debt	Media/Entertainment	18	—	1,941	—	—	(1)	1,940
CDS U.S. Intermediate Holdings, Inc. - L+8.00% (9.00%) 7.00% PIK, 11/24/2027 (6)	Senior Secured Second Lien Debt	Media/Entertainment	—	—	1,104	—	—	—	1,104
CDS U.S. Intermediate Holdings, Inc. (3) (6)	Equity/Other	Media/Entertainment	—	—	1,224	—	—	—	1,224
CDS U.S. Intermediate Holdings, Inc. (3) (6)	Equity/Other	Media/Entertainment	—	—	437	—	—	—	437
Danish CRJ, Ltd. (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
First Eagle Greenway Fund II, LLC	Equity/Other	Diversified Investment Vehicles	(8)	2,554	326	(46)	—	(1,075)	1,759
Foresight Energy Operating, LLC - L+8.00% (9.50%), 6/30/2027 (6)	Senior Secured First Lien Debt	Energy	65	—	1,333	(7)	—	28	1,354
Foresight Energy Operating, LLC - L+8.00% (9.50%), 6/30/2027 (5) (6)	Senior Secured First Lien Debt	Energy	4	—	977	(989)	12	—	—
Foresight Energy Operating, LLC (3) (6)	Equity/Other	Energy	—	—	2,087	—	—	433	2,520
Internap Corp. - L+10.00% (11.00%), 5/8/2023 (5)	Senior Secured First Lien Debt	Business Services	175	—	2,569	(2,719)	150	—	—
Internap Corp. - L+6.50% (7.50%) 5.50% PIK, 5/8/2025 (6)	Senior Secured First Lien Debt	Business Services	291	—	5,956	—	—	(775)	5,181
Internap Corp (3) (6)	Equity/Other	Business Services	—	—	544	—	—	1,687	2,231
Jakks Pacific, Inc. - 10.50%, 2.50% PIK, 2/9/2023 (6)	Senior Secured First Lien Debt	Consumer	80	—	16,329	(256)	24	1,007	17,104
Jakks Pacific, Inc. (3) (6)	Equity/Other	Consumer	—	—	101	—	—	301	402
Jakks Pacific, Inc. (3)	Equity/Other	Consumer	—	—	40	—	—	9	49
LendingHome Corp. - 8.00% (6)	Equity/Other	Financials	346	—	59,823	—	—	—	59,823
MidOcean Credit CLO 2013-2A INC - 0.00%, 1/29/2030 (6)	Collateralized Securities	Diversified Investment Vehicles	(22)	11,835	—	(986)	—	(4,536)	6,313
Mood Media Corp. - L+9.25% (10.25%), 7/31/2025 (5) (6)	Senior Secured First Lien Debt	Media/Entertainment	463	—	9,242	(9,519)	277	—	—
Mood Media Corp. - L+9.25% (10.25%), 7/31/2025 (5) (6)	Senior Secured First Lien Debt	Media/Entertainment	26	—	1,881	(1,962)	81	—	—
Mood Media Corp. (5) (6)	Equity/Other	Media/Entertainment	—	—	2,713	(4,085)	1,372	—	—

BUSINESS DEVELOPMENT CORPORATION OF AMERICA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2021
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
For the period ended September 30, 2021
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
Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans, and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues of less than $1 billion, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of September 30, 2021, 78.0% of our portfolio was invested in senior secured loans.
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
Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At September 30, 2021:
Investment Portfolio	$2,493.8
Net assets	1,497.7
Debt (net of deferred financing costs)	1,084.8
Net asset value per share	7.46

Portfolio Activity for the Nine Months Ended September 30, 2021:
Purchases during the period	1,272.0
Sales, repayments, and other exits during the period	1,507.8
Number of portfolio companies at end of period	175

Operating results for the Nine Months Ended September 30, 2021:
Net investment income per share	0.40
Distributions declared per share	0.35
Net increase in net assets resulting from operations per share	0.86
Net investment income	80.9
Net realized and unrealized gain, net of change in deferred taxes	90.3
Net increase in net assets resulting from operations	171.1
Portfolio and Investment Activity
During the nine months ended September 30, 2021, we made $1,272.0 million of investments in new and existing portfolio companies and had $1,507.8 million in aggregate amount of sales and repayments, resulting in a net decrease in investments of $235.8 million for the period. The total portfolio of debt investments at fair value consisted of 92.6% bearing variable interest rates and 7.4% bearing fixed interest rates.

Our portfolio composition, based on fair value at September 30, 2021 was as follows:

	September 30, 2021
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	68.6%	7.4%
Senior Secured Second Lien Debt	9.4	8.7
Subordinated Debt	2.3	11.4
Collateralized Securities (2)	1.5	15.6
Equity/Other (3)	6.0	19.7
BDCA Senior Loan Fund, LLC (3)	12.2	8.0
Total	100.0%	8.5%
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
The weighted average risk rating of our investments based on fair value was 2.15 and 2.33 as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, we had seven portfolio companies on non-accrual with a total amortized cost of $66.4 million and fair value of $24.6 million, which represented 2.6% and 1.0% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2020, we had eleven portfolio companies on non-accrual with a total amortized cost of $104.1 million and fair value of $55.4 million, which represented 3.8%, and 2.1% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding our non-accrual policy.
RESULTS OF OPERATIONS
Operating results for the three and nine months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Total investment income	$58,532	$44,166	$173,217	$142,528
Total expenses	30,625	22,609	90,082	74,286
Income tax expense, including excise tax	1,181	1,237	2,284	1,931
Net investment income	$26,726	$20,320	$80,851	$66,311
Investment Income
For the three and nine months ended September 30, 2021, total investment income was $58.5 million and $173.2 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.6 billion and a weighted average current yield of 8.5%. Included within total investment income was $1.3 million and $5.7 million, respectively, of fee income for the three and nine months ended September 30, 2021. Fee income consists primarily of prepayment and amendment fees. For the three and nine months ended September 30, 2020, total investment income was $44.2 million and $142.5 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 7.5%. Included within total investment income was $2.2 million and $4.4 million, respectively, of fee income for the three and nine months ended September 30, 2020. Fee income consists primarily of prepayment and amendment fees.

Operating Expenses
The composition of our operating expenses for the three and nine months ended September 30, 2021 and 2020 was as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Management fees	$10,008	$8,933	$29,044	$28,255
Incentive fee on income	6,682	—	20,213	—
Interest and debt fees	11,519	10,909	32,151	36,986
Professional fees	549	1,365	2,961	3,966
Other general and administrative	1,437	785	4,467	3,391
Administrative services	186	395	548	955
Directors' fees	244	222	698	733
Total operating expenses	$30,625	$22,609	$90,082	$74,286
For the three and nine months ended September 30, 2021, we incurred management fees of $10.0 million and $29.0 million, respectively. For the three and nine months ended September 30, 2021, we incurred incentive fees on income of $6.7 million and $20.2 million, respectively. For the three and nine months ended September 30, 2020, we incurred management fees of $8.9 million and $28.3 million, respectively. For the three and nine months ended September 30, 2020, we did not incur incentive fees on income.
For the three and nine months ended September 30, 2021, we incurred interest and debt fees of $11.5 million and $32.2 million, respectively. For the three and nine months ended September 30, 2020, we incurred interest and debt fees of $10.9 million and $37.0 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, trustee fees, amortization of deferred financing costs, and amortization of discount if applicable related to our revolving credit facilities and unsecured notes, each as defined herein in the section entitled "Borrowings". The increase in interest and debt fees for the three months ended September 30, 2021 as compared to the same period in 2020 is primarily the result of the issuance of our 2026 Notes, partially offset by the redemption of our 2020 Notes as well as the transfer of the Citi Credit Facility to the SLF. The decrease in interest and debt fees for the nine months ended September 30, 2021 as compared to the same period in 2020 is primarily the result of the transfer of the Citi Credit Facility to the SLF as well as the redemption of our 2020 Notes, partially offset by the issuance of our 2026 Notes.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments, Foreign Currency Transactions, and Forward Currency Exchange Contracts
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and foreign currency transactions, net of change in deferred taxes for the three and nine months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net realized gain (loss)
Control investments	$(6,243)	$(12,689)	$(6,240)	$(13,061)
Affiliate investments	1,885	32	22,877	634
Non-affiliate investments	4,554	(23,254)	10,812	(93,560)
Net realized gain (loss) on foreign currency transactions	662	(845)	(719)	(72)
Net realized loss on extinguishment of debt	—	—	(1,286)	—
Total net realized gain (loss)	858	(36,756)	25,444	(106,059)
Net change in unrealized appreciation (depreciation) on investments
Control investments	10,690	21,652	1,264	(15,230)
Affiliate investments	(357)	1,278	19,755	(24,400)
Non-affiliate investments	2,909	51,891	46,324	(26,735)
Net change in deferred taxes	(3,073)	(930)	(3,073)	818
Total net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	10,169	73,891	64,270	(65,547)
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	(320)	519	568	442
Net realized and unrealized gain (loss)	$10,707	$37,654	$90,282	$(171,164)
Net realized and unrealized gain (loss) on investments and foreign currency transactions, net of change in deferred taxes, resulted in a net gain of $10.7 million and $90.3 million, respectively, for the three and nine months ended September 30, 2021 compared to net gain (loss) of $37.7 million and $(171.2) million for the same periods in 2020. We look at net realized gain (loss) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.
The net realized and unrealized gain for the three months ended September 30, 2021 was primarily driven by unrealized gains on Senior Secured Investments and Equity Investments. The net realized and unrealized gain for the nine months ended September 30, 2021 was primarily driven by realized gains on Equity Investment sales as well as unrealized gains on Senior Secured Investments and Collateralized Securities.
The net realized and unrealized gain for the three months ended September 30, 2020 was primarily driven by unrealized gains on Senior Secured Investments, partially offset by realized losses on Senior Secured Investment sales. The net realized and unrealized loss for the nine months ended September 30, 2020 was primarily driven by realized losses on Senior Secured Investment sales as well as unrealized losses on Senior Secured Investments, Collateralized Securities, and Equity investments.

Changes in Net Assets from Operations
For the three and nine months ended September 30, 2021, we recorded a net increase in net assets resulting from operations of $37.4 million and $171.1 million, respectively, versus a net increase (decrease) in net assets resulting from operations of $58.0 million and $(104.9) million, respectively, for the three and nine months ended September 30, 2020. The decrease for the three months ended September 30, 2021 as compared to the same period in 2020 is primarily driven by a decrease in unrealized gain on our investments. The increase for the nine months ended September 30, 2021 as compared to the same period in 2020 is primarily driven by an increase in realized and unrealized gain on our investments. Based on the weighted average shares of common stock outstanding for the periods ended September 30, 2021 and 2020, our per share net increase in net assets resulting from operations was $0.19 and $0.86, respectively, for the three and nine months ended September 30, 2021, versus a net increase (decrease) in net assets resulting from operations of $0.29 and $(0.53), respectively, for the three and nine months ended September 30, 2020.
Cash Flows
For the nine months ended September 30, 2021, net cash used in operating activities was $266.3 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The increase in cash flows used in operating activities for the nine months ended September 30, 2021 was primarily a result of purchases of investments of $952.1 million as well as payable for unsettled trades of $177.8 million, partially offset by sales and repayments of $843.6 million.
Net cash provided by financing activities of $254.7 million during the nine months ended September 30, 2021 primarily related to proceeds from debt of $982.0 million, partially offset by payments on debt of $661.0 million.
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
BDCA Senior Loan Fund, LLC
On January 20, 2021, BDCA and Cliffwater Corporate Lending Fund (“CCLF”) formed a joint venture, BDCA Senior Loan Fund, LLC (the “SLF”), that invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. SLF was formed as a Delaware limited liability company and is not consolidated by either BDCA or CCLF for financial reporting purposes. BDCA provides capital to the SLF in the form of LLC equity interests. As of September 30, 2021, BDCA and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. BDCA and CCLF each appoint two members to SLF's four-person board of directors. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of directors. Quorum is defined as (i) the presence of two members of the board of directors; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of directors; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of directors; provided that two individuals are present that were elected, designated or appointed by each member.
As part of the initial contribution to SLF, BDCA contributed $751.8 million of assets including $664.2 million of investments and $42.4 million of cash as well as $446.9 million worth of liabilities including the Citi Credit Facility debt of $344.4 million in exchange for $304.9 million of equity in SLF. As of September 30, 2021, BDCA’s investment in SLF consisted of equity contributions of $304.9 million.
Below is a summary of SLF’s portfolio, as of September 30, 2021 and a listing of the individual investments in SLF’s portfolio as of such date can be found in “Note 3 – Fair Value of Investments” in the notes to the accompanying consolidated financial statements (dollars in thousands):

September 30, 2021
Total assets	$1,147,035
Total investments (1)	$1,023,289
Weighted Average Current Yield for Total Portfolio (2)	5.20%
Number of Portfolio companies in SLF	170
Largest portfolio company investment (1)	$19,861
Total of five largest portfolio company investments (1)	$96,282
(1)At fair value
(2)Includes the effect of the amortization or accretion of loan premiums or discounts.
Below is certain summarized financial information for the SLF as of September 30, 2021 and for the period ended September 30, 2021 (dollars in thousands):

Selected Statement of Assets and Liabilities Information	September 30,
2021
(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $1,015,681)	$1,023,289
Cash and other assets	123,746
Total assets	$1,147,035

LIABILITIES
Revolving credit facilities	$532,608
Secured borrowings	115,199
Other liabilities	136,045
Total liabilities	783,852

MEMBERS' CAPITAL
Total members' capital	363,183

Total liabilities and members' capital	$1,147,035

Selected Statements of Operations Information	For the three months ended September 30,	For the period January 20, 2021 (inception) through September 30,
	2021	2021
	(Unaudited)	(Unaudited)
Investment income:
Total investment income	$11,563	$30,889

Operating expenses:
Interest and credit facility financing expenses	2,879	6,854
Other expenses	566	1,329
Total expenses	3,445	8,183

Net investment income	8,118	22,706

Realized and unrealized gain:
Net realized and unrealized gain	398	12,456

Net increase in net assets resulting from operations	$8,516	$35,162

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
Recent Developments
On August 10, 2021, Michael Frick was appointed to serve as Secretary of the Company effective upon the resignation of Leeor Avigdor from such position. Mr. Avigdor will remain an employee of BSP and his decision to step down was not due to any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies, practices or accounting matters.
Liquidity and Capital Resources
We generate cash flows from fees, interest, and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of September 30, 2021, we had issued 231.5 million shares of our common stock for gross proceeds of $2.4 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP. As of September 30, 2021, we had $610.0 million of senior unsecured notes outstanding. We suspended the DRIP from March 29, 2020 through June 26, 2020. While the DRIP was suspended, participants and all other holders of our common stock received distributions paid in cash. On March 31, 2020, we issued in a private placement an aggregate amount of 9,532,062 newly issued shares of our common stock at a price of $5.77 per share for aggregate cash proceeds of $55.0 million and on April 30, 2020, we issued in a private placement an aggregate amount of 693,240 newly issued shares of our common stock at a price of $5.77 per share for aggregate cash proceeds of $4.0 million.
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
Distributions
For the period from January 1, 2018 to March 29, 2020, the Company’s Board of Directors had authorized, and had declared, cash distributions payable on a monthly basis to stockholders of record at a distribution rate of $0.00178082 per day, which is equivalent to approximately $0.65 annually, per share of common stock, except for 2020 where the daily distribution rate was $0.00177596 per day to accurately reflect 2020 being a leap year. Effective April 21, 2020, the Board of Directors of the Company approved a transition in the timing of its distributions to holders of the Company's common stock from a monthly to a quarterly basis. On June 26, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on July 6, 2020 to stockholders of record as of June 30, 2020. On September 25, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on October 1, 2020 to stockholders of record as of September 30, 2020. On November 9, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on January 4, 2021 to stockholders of record as of December 31, 2020. On March 11, 2021, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on April 1, 2021 to stockholders of record as of March 31, 2021. On May 7, 2021, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable July 1, 2021 to stockholders of record as of June 30, 2021. On September 28, 2021, the Board declared a regular quarterly cash dividend of $0.13 per share and a special dividend of $0.02 per share of the Company's common stock, payable on October 1, 2021 to stockholders of record as of September 30, 2021.
The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.
The table below shows the components of the distributions we have declared and/or paid during the nine months ended September 30, 2021 and 2020 (dollars in thousands).

	For the nine months ended September 30,
	2021	2020
Distributions declared	$69,634	$70,528
Distributions paid	$61,989	$65,786
Portion of distributions paid in cash	$46,017	$48,129
Portion of distributions paid in DRIP shares	$15,972	$17,657
As of September 30, 2021, we had $23.1 million of distributions accrued and unpaid. As of December 31, 2020, we had $15.5 million of distributions accrued and unpaid.
We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the nine months ended September 30, 2021 and 2020, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2021 will be reported to stockholders shortly after the end of the calendar year 2021 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.

The following table sets forth the distributions declared during the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	For the nine months ended September 30,
	2021	2020
Distributions	$69,634	$70,528
Total distributions	$69,634	$70,528
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
Administration Agreement
On November 1, 2016, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three and nine months ended September 30, 2021, the Company incurred $0.4 million and $1.3 million, respectively, in administrative service fees under the Administration Agreement. For the three and nine months ended September 30, 2020, the Company incurred $0.6 million and $1.4 million, respectively, in administrative service fees under the Administration Agreement.

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
JPM Credit Facility
On August 28, 2020, the Company, through a wholly-owned, consolidated special purpose financing subsidiary, 57th Street, entered into a $300.0 million revolving credit facility with JPMorgan Chase Bank, Nation Association, as administrative agent ("JPM"), and U.S. Bank, as collateral agent, collateral administrator and securities intermediary (the "JPM Credit Facility"). The JPM Credit Facility provides for borrowings of up to $300.0 million through August 28, 2023, and any amounts borrowed under the JPM Credit Facility will mature on August 28, 2023 unless the administrative agent exercises its option to extend the maturity date to August 28, 2024. The JPM Credit Facility is priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.75% per annum. Interest is payable quarterly in arrears. 57th Street will be subject to a non-usage fee to the extent the commitments available under the JPM Credit Facility have not been borrowed. The non-usage fee per annum is 0.50% for the first 20% of the unused balance and up to 2.75% for the remaining unused balance until August 28, 2021, when the non-usage fee per annum is 0.75% for the first 20% of the unused balance and up to 2.75% for the remaining unused balance. 57th Street paid a structuring fee and incurred other customary costs and expenses in connection with the JPM Credit Facility. On January 21, 2021, the Company entered into an amendment (the “JPM Amendment”) to the JPM Credit Facility. The JPM Amendment, among other things, increases the amount that the Company is permitted to borrow under the JPM Credit Agreement from $300.0 million to $400.0 million. On April 12, 2021, the Company, through 57th Street, amended and restated the JPM Credit Facility. The amendment and restatement temporarily reduced the previous minimum funding amount until October 13, 2021. The other material terms of the JPM Credit Facility were unchanged.
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

2026 Notes
On March 24, 2021, the Company entered into a Purchase Agreement relating to the Company's sale of $300.0 million aggregate principal amount of its 3.25% fixed rate notes due March 30, 2026 (the “Restricted 2026 Notes”). The net proceeds from the sale of the Restricted 2026 Notes were approximately $296.0 million. Pursuant to a Registration Statement on Form N-14 (File No. 333-257321), on September 22, 2021, the Company closed an exchange offer in which holders of the Restricted 2026 Notes were offered the opportunity to exchange their Restricted 2026 Notes for new registered notes with substantially identical terms (the "Unrestricted 2026 Notes" and, together with the Restricted 2026 Notes, the 2026 Notes), through which holders representing 99.88% of the outstanding principal of the then Restricted 2026 Notes obtained Unrestricted 2026 Notes. The 2026 Notes are subject to customary indemnification provisions and representations, warranties and covenants. The 2026 Notes bear interest at a rate of 3.25% per year payable semi-annually.
See Note 5 to our consolidated financial statements contained in this Quarterly Report on Form 10-Q for a more detailed discussion of our borrowings.
Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of September 30, 2021 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$200,700	$—	$—	$200,700	$—
JPM Credit Facility (2)	289,100	—	289,100	—	—
MassMutual Credit Facility (3)	—	—	—	—	—
2026 Notes (4)	296,492	—	—	296,492	—
2024 Notes (5)	99,235	—	—	99,235	—
2023 Notes (6)	59,892	—	59,892	—	—
2022 Notes (7)	149,794	—	149,794	—	—
Total contractual obligations	$1,095,213	$—	$498,786	$596,427	$—
______________
(1)As of September 30, 2021, we had $99.3 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.
(2)As of September 30, 2021, we had $110.9 million of unused borrowing capacity under the JPM Credit Facility, subject to borrowing base limits.
(3)As of September 30, 2021, we had $100.0 million of unused borrowing capacity under the MassMutual Credit Facility, subject to borrowing base limits.
(4)As of September 30, 2021, we had no unused borrowing capacity under the 2026 Notes.
(5)As of September 30, 2021, we had no unused borrowing capacity under the 2024 Notes.
(6)As of September 30, 2021, we had no unused borrowing capacity under the 2023 Notes.
(7)As of September 30, 2021, we had no unused borrowing capacity under the 2022 Notes.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of September 30, 2021, the Company had unfunded commitments on delayed draw term loans of $88.8 million, unfunded commitments on revolver term loans of $87.6 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $1.0 million. As of December 31, 2020, the Company had unfunded commitments on delayed draw term loans of $42.7 million (including $40.2 million of non-discretionary commitments and $2.5 million of discretionary commitments), unfunded commitments on revolver term loans of $48.5 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $3.8 million. Please refer to Note 7 - Commitments and Contingencies for further detail of these unfunded commitments. We maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.

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
As of September 30, 2021, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 2.60% and fixed rate debt, bearing a weighted average interest rate of 4.09% with a total carrying value (net of deferred financing costs) of $1,084.8 million. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 13 Basis Points	$(2,433)
(+) 50 Basis Points	$9,347
(+) 100 Basis Points	$18,694
(+) 200 Basis Points	$37,387
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of September 30, 2021, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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
As of September 30, 2021, we had approximately $1.1 billion of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $2.8 billion in total assets, (ii) a weighted average cost of funds of 3.51%, (iii) $1.4 billion in debt outstanding (i.e., assumes that the $610.0 million principal amount of our unsecured notes sold and the full $800.0 million available to us under our revolving credit facilities is outstanding), and (iv) $1.5 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(22.33)%	(12.82)%	(3.30)%	6.21%	15.72%
___________________
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our September 30, 2021 total assets of at least 1.74%.
As of September 30, 2021, the Wells Fargo Credit Facility provided for borrowings in an aggregate principal amount of up to $300.0 million on a committed basis, due August 28, 2025; the MassMutual Credit Facility provided for borrowings in an aggregate principal amount of up to $100.0 million on a committed basis, and, subject to satisfaction of certain conditions, contains an accordion feature whereby the MassMutual Facility can be expanded to $150.0 million, due December 31, 2025; the JPM Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, due August 28, 2023; the 2022 Notes provided borrowings in an aggregate principal amount of $150.0 million, due December 30, 2022; the 2023 Notes provided borrowings in an aggregate principal amount of $60.0 million, due May 30, 2023; the 2024 Notes provided borrowings in an aggregate principal amount of $100.0 million, due December 15, 2024; and the 2026 Notes provided borrowings in an aggregate principal amount of $300.0 million, due March 30, 2026. See Item 7 in the Annual Report filed on Form 10-K for more information about these financing arrangements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2021 through July 31, 2021	—	—	—	—
August 1, 2021 through August 31, 2021	—	—	—	—
September 1, 2021 through September 30, 2021	—	—	—	—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
    Not applicable.
ITEM 5. OTHER INFORMATION
    None.

ITEM 6. EXHIBITS
    The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	November 15, 2021
/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 15, 2021