Form 10-K
period 2021-12-31
Franklin BSP Lending Corp
filed 2022-03-17
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-00821
FRANKLIN BSP LENDING CORPORATION
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 14, 2022 was 198,682,919.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2022 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

FRANKLIN BSP LENDING CORPORATION
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

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
GENERAL
Franklin BSP Lending Corporation (“FBLC,” or the “Company,” which may also be referred to as “we,” “us,” or “our”) is an externally managed, non-diversified closed-end management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for United States ("U.S.") federal income tax purposes, and intend to qualify annually, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

We were incorporated in Maryland in May 2010 and commenced our initial public offering (the “IPO”) on January 25, 2011. As of December 31, 2021, we had approximately $2.9 billion of total assets.
Effective on January 1, 2022, we changed our name from “Business Development Corporation of America” to “Franklin BSP Lending Corporation”.

We are externally managed by our investment adviser, Franklin BSP Lending Adviser, L.L.C. (the “Adviser”), a subsidiary of Benefit Street Partners LLC (“BSP”), a leading credit-focused alternative asset management firm. We believe we benefit from the significant investment platform, personnel, scale, and resources of our Adviser and BSP. Our investment activities are managed by the Adviser, and supervised by our Board of Directors ("Board"), a majority of whom are independent of the Adviser and its affiliates. As a BDC, we are required to comply with certain regulatory requirements. See “Regulation” for discussion of BDC regulation and other regulatory considerations.
Effective on January 1, 2022, the Adviser changed its name from “BDCA Adviser, LLC” to “Franklin BSP Lending Adviser, L.L.C.”.

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues up to $1 billion, although we may invest in larger or smaller companies. We also purchase interests in loans or corporate bonds through secondary market transactions. As of December 31, 2021, 74.7% of our portfolio was invested in senior secured loans. See “Item 1. Business — Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations.

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
On January 20, 2021, FBLC and Cliffwater Corporate Lending Fund (“CCLF”) formed a joint venture, FBLC Senior Loan Fund, LLC, f/k/a BDCA Senior Loan Fund, LLC, (the “SLF”), that invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. SLF was formed as a Delaware limited liability company and is not consolidated by FBLC for financial reporting purposes. FBLC provides capital to the SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. As of December 31, 2021, FBLC and CCLF owned 79.8% and 20.2%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. FBLC and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As part of the initial contribution to SLF, FBLC contributed $751.8 million of assets including $664.2 million of investments and $42.4 million of cash as well as $446.9 million worth of liabilities including the Citi Credit Facility (as defined below) debt of $344.4 million in exchange for $304.9 million of equity in SLF. As of December 31, 2021, FBLC’s investment in SLF consisted of equity contributions of $304.9 million.
We co-invest, subject to the conditions included in the exemptive order we received from the U.S. Securities and Exchange Commission (the “SEC”), with certain of our affiliates. See “Material Conflicts of Interests” below. We believe that such co-investments afford us additional investment opportunities and an ability to build a diverse portfolio.
ABOUT OUR ADVISER, BSP AND FRANKLIN TEMPLETON
    Our Adviser is served by BSP’s origination, investment, and portfolio management team. In total, BSP consists of over 114 investment professionals and over 220 total employees as of January 31, 2022. The Adviser, a Delaware limited liability company, is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is a subsidiary of BSP, which is also registered as an investment adviser under the Advisers Act.

    BSP is a leading credit-focused alternative asset management firm with over $38 billion in assets under management as of January 31, 2022. Established in 2008, the BSP platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies, including private/opportunistic debt, structured credit, high yield, special situations, and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass BSP’s robust platform.
    Our investment committee consists of Thomas Gahan, Chief Executive Officer of BSP, Michael Paasche, Senior Managing Director of BSP, Blair D. Faulstich, Senior Portfolio Manager for Private Debt, and Saahil Mahajan, Managing Director of BSP, each with substantial experience in originating, underwriting and structuring credit investments.

Franklin Resources, Inc. (NYSE:BEN), an affiliate of BSP and the Adviser, is a global investment management organization with subsidiaries operating as Franklin Templeton and serving clients in over 165 countries. Franklin Templeton’s mission is to help clients achieve better outcomes through investment management expertise, wealth management and technology solutions. Through its specialist investment managers, the company brings extensive capabilities in equity, fixed income, alternatives and custom multi-asset solutions. With offices in over 30 countries and 1,300 investment professionals, the company has more than 70 years of investment experience and approximately $1.6 trillion in assets under management as of December 31, 2021.1

MARKET OPPORTUNITY
    We believe that there exists a unique opportunity for BDCs with experience in investing in middle market companies. In our view, middle market companies provide attractive current yields and significant downside protection.
    Our current opportunity is highlighted by the following factors:
•Large, persistent and compelling market opportunity. The fundamental premise underpinning the Company's investment thesis is that there is a compelling near-and medium-term opportunity to provide capital to middle market companies on attractive terms. This opportunity is a function of the size and growth rate of the middle market segment of the U.S. economy as well as a substantial, persistent and structurally-driven supply/demand imbalance for middle market debt capital across North America.
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

____________________________
1 Assets under management represent combined assets of Franklin Templeton Investments, Legg Mason, and subsidiary investment management groups. Franklin Templeton Investments acquired Legg Mason on July 31, 2020.

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
    Our Adviser's internal performance ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or represent or reflect any third-party assessment of any of our investments.
    The weighted average risk rating of our investments based on fair value was 2.10 and 2.33 as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, we had six portfolio companies on non-accrual with a total amortized cost of $42.5 million and fair value of $12.2 million, which represented 1.5% and 0.4% of our investment portfolio's total amortized cost, and fair value, respectively. As of December 31, 2020, we had eleven portfolio companies on non-accrual with a total amortized cost of $104.1 million and fair value of $55.4 million, which represented 3.8% and 2.1% of our investment portfolio's total amortized cost, and fair value, respectively.

    The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Internal Performance Rating	Investments at Fair Value (in thousands)	Percentage of Total Investments	Investments at Fair Value (in thousands)	Percentage of Total Investments
1	$75,776	2.7%	$96,513	3.7%
2	2,169,927	78.1%	1,523,518	58.1%
3	270,944	9.7%	703,487	26.8%
4	8,779	0.3%	23,360	0.9%
5	9,784	0.4%	46,595	1.8%
Not rated (1)	243,754	8.8%	230,043	8.7%
Total	$2,778,964	100.0%	$2,623,516	100.0%
_____________________
(1) Includes equity investments
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
The SEC recently adopted new Rule 2a-5 under the 1940 Act. This establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We will comply with the new rule’s valuation requirements on or before the SEC’s compliance date in September 2022.
DETERMINATIONS IN CONNECTION WITH OFFERINGS
Although we are no longer offering shares of our common stock in a continuous public offering, we may, from time to time, elect to issue shares of our common stock in private placements. We are prohibited under the 1940 Act from selling our shares of common stock at an offering price, after deducting selling commissions and dealer manager fees, that is below our net asset value per share unless we obtain prior Board of Directors and stockholder approval. On June 4, 2021, we received stockholder approval to sell shares of our common stock in an amount not to exceed 25% of our then-outstanding common stock immediately prior to each such sale at a price below our then-current NAV, subject to certain conditions. In connection with any issuance of our common stock, our Board of Directors or a committee thereof review the then current offering price per share, if available, against the current estimated net asset value per share to ensure that we are not selling shares of our common stock at a price that, after deducting selling commissions and dealer manager fees, was below our net asset value per share. If shares are to be sold at a price below our net asset value per share pursuant to shareholder approval thereof, then a majority of our directors who have no financial interest in the sale and a majority of such directors who are not interested persons of us or the Adviser must determine that such sale would be in our best interests and those of our stockholders.
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
Prior to February 1, 2019, our Adviser provided investment advisory and management services under the investment advisory and management services agreement, effective November 1, 2016, (the “Prior Investment Advisory Agreement”) and most recently re-approved by the Board in August 2018. The terms of the Prior Investment Advisory Agreement were materially identical to the Investment Advisory Agreement. The Prior Investment Advisory Agreement automatically terminated on February 1, 2019 upon the indirect change of control of the Adviser on the consummation of Franklin Resources, Inc.’s (“FRI”) and Templeton International, Inc.’s (collectively with FRI, “Franklin Templeton”) acquisition of BSP (the “FT Transaction”). The Board renewed the Investment Advisory Agreement on January 31, 2022.
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
Duration and termination
The Adviser serves as our investment adviser pursuant to the Investment Advisory Agreement, which was approved by our shareholders effective February 1, 2019. The Board renewed the Investment Advisory Agreement on January 31, 2022. Unless terminated earlier, it will remain in effect until February 2023 and shall continue in effect from year to year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by us without penalty upon not less than 60 days’ written notice and by the Adviser upon not less than 120 days' written notice. Any termination by us must be authorized either by our Board of Directors or by vote of our stockholders.
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
COMPLIANCE
We, along with our Adviser, have adopted and implemented written policies and procedures reasonably designed to prevent violations of the federal securities laws, and our Board of Directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation. Guy Talarico, our Chief Compliance Officer, is the Chief Executive Officer of Alaric Compliance Services, LLC, and serves as our Chief Compliance Officer under the terms of an agreement between FBLC and Alaric Compliance Services, LLC.
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
Our code of ethics is posted on our website at http://www.fblendingcorp.com and was filed with the SEC as an exhibit to our registration statement. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov.
Election to be Taxed as a RIC
We have elected to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2011 and intend to qualify annually thereafter as a RIC. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our taxable earnings and profits. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, (the “Annual Distribution Requirement”). Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S. federal excise, state, local, and foreign taxes.
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
In determining whether or not a RIC is in compliance with the Diversification Tests, the 90% Income Test and the Annual Distribution Requirement, a RIC may take into consideration certain cure provisions contained in the Code.
In order to meet the 90% Income Test, we may establish one or more special purpose corporations to hold assets from which we do not anticipate earning dividend, interest or other qualifying income under the 90% Income Test. Any investments held through a special purpose corporation would generally be subject to U.S. federal income and other taxes, and therefore we can expect to achieve a reduced after-tax yield on such investments.
We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with payment-in-kind interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.
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
Furthermore, a portfolio company in which we invest may face financial difficulty that requires us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such restructuring may result in unusable capital losses and future non-cash income. Any restructuring may also result in our recognition of a substantial amount of non-qualifying income for purposes of the 90% Income Test, such as cancellation of indebtedness income in connection with the work-out of a leveraged investment (which, while not free from doubt, may be treated as non-qualifying income) or the receipt of other non-qualifying income.
Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will generally be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.
Our investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. Stockholders will generally not be entitled to claim a credit or deduction with respect to non-U.S. taxes paid by us.
If we purchase shares in a “passive foreign investment company,” or PFIC, we may be subject to U.S. federal income tax on a portion of any “excess distribution” or gain from the disposition of such shares even if such income is distributed as a taxable dividend by us to our stockholders. Additional charges in the nature of interest may be imposed on us in respect of deferred taxes arising from such distributions or gains. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code, or QEF, in lieu of the foregoing requirements, we will be required to include in income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed to it. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in income. Under either election, we may be required to recognize in a year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. We intend to limit and/or manage our holdings in PFICs to minimize our liability for any taxes and related interest charges. In addition, income required to be included as a result of a QEF election would be qualifying income for purposes of the 90% Income Test if we receive a distribution of such income from the PFIC in the same taxable year to which the inclusion relates, or if the included income is derived with respect to our business of investing.

Under Section 988 of the Code, gain or loss attributable to fluctuations in exchange rates between the time we accrue income, expenses, or other liabilities denominated in a foreign currency and the time we actually collect such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gain or loss on foreign currency forward contracts and the disposition of debt denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Item 1. Business — Regulation as a Business Development Company — Qualifying Assets” and “— Indebtedness and Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, we will be subject to tax in that year on all of our taxable income, regardless of whether we make any distributions to our stockholders. In that case, all of such income will be subject to corporate-level U.S. federal income tax, reducing the amount available to be distributed to our stockholders. See “Item 1. Business — Certain U.S. Federal Income Tax Considerations — Failure To Obtain RIC Tax Treatment.”
As a RIC, we are not allowed to carry forward or carry back a net operating loss for purposes of computing our investment company taxable income in other taxable years. U.S. federal income tax law generally permits a RIC to carry forward (i) the excess of its net short-term capital loss over its net long-term capital gain for a given year as a short-term capital loss arising on the first day of the following year and (ii) the excess of its net long-term capital loss over its net short-term capital gain for a given year as a long-term capital loss arising on the first day of the following year. However, future transactions we engage in may cause our ability to use any capital loss carryforwards, and unrealized losses once realized, to be limited under Section 382 of the Code. Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (ii) convert lower taxed long-term capital gain and qualified dividend income into higher taxed short-term capital gain or ordinary income, (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (iv) cause us to recognize income or gain without a corresponding receipt of cash, (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (vi) adversely alter the characterization of certain complex financial transactions, and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections in order to mitigate the effect of these provisions.
As described above, to the extent that we invest in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the Diversification Tests will depend on whether or not the partnership is a “qualified publicly traded partnership” (as defined in the Code). If the partnership is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the Diversification Tests. If the partnership, however, is not treated as a “qualified publicly traded partnership,” the consequences of an investment in the partnership will depend upon the amount and type of income of the partnership allocable to us and our proportionate share of the underlying assets of the partnership. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our qualification as a RIC. We intend to monitor our investments in equity securities of entities that are treated as partnerships for U.S. federal income tax purposes to prevent our disqualification as a RIC.
We may invest in preferred securities or other securities the U.S. federal income tax treatment of which may not be clear or may be subject to recharacterization by the IRS. To the extent the tax treatment of such securities or the income from such securities differs from the expected tax treatment, it could affect the timing or character of income recognized, requiring us to purchase or sell securities, or otherwise change our portfolio, in order to comply with the tax rules applicable to RICs under the Code.
Taxation of U.S. Stockholders
Whether an investment in shares of our Common Stock is appropriate for a U.S. stockholder will depend upon that person’s particular circumstances. An investment in shares of our Common Stock by a U.S. stockholder may have adverse tax consequences. The following summary generally describes certain U.S. federal income tax consequences of an investment in shares of our Common Stock by taxable U.S. stockholders and not by U.S. stockholders that are generally exempt from U.S. federal income taxation. U.S. stockholders should consult their own tax advisors before making an investment in our common stock.Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gain. Distributions of our “investment company taxable income” (which is, generally, our ordinary income excluding net capital gain) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us to noncorporate U.S. stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions generally will be eligible for taxation at rates applicable to “qualifying dividends” (at a maximum tax rate of 20%) provided that we properly report such distribution as “qualified dividend income” and certain holding period and other requirements are satisfied. In this regard, it is not anticipated that a significant portion of distributions paid by us will be attributable to qualifying dividends; therefore, our distributions generally will not qualify for the preferential rates applicable to qualified dividend income. Distributions of our net capital gain (which is generally our net long-term capital gain in excess of net short-term capital loss) properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gain (at a maximum rate of 20% in the case of individuals, trusts or estates), regardless of the U.S. stockholder’s holding period for his, her or its common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our current and accumulated earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gain to such U.S. stockholder.
U.S. Stockholders who receive distributions in the form of stock generally are subject to the same federal income tax consequences as are stockholders who elect to receive their distributions in cash. The U.S. stockholder will have an adjusted tax basis in the additional shares of our Common Stock purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the U.S. stockholder’s account.
Although we currently intend to distribute any long-term capital gain at least annually, we may in the future decide to retain some or all of our long-term capital gain, but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its proportionate share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for his, her or its common stock. Since we expect to pay tax on any retained capital gain at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on net capital gain, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”
For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gain dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in any such month and actually paid during January of the following year, will be treated as if it had been received by our U.S. stockholders on December 31 of the year in which the dividend was declared.
We may have the ability to declare a large portion of a distribution in shares of our Common Stock to satisfy the Annual Distribution Requirement. If a portion of such distribution is paid in cash (which portion may be as low as 20% based on certain public and private rulings issued by the IRS) and certain requirements are met, the entire distribution to the extent of our current and accumulated earnings and profits will be treated as a dividend for U.S. federal income tax purposes. As a result, U.S. stockholders will be taxed on the distribution as if the entire distribution was cash distribution, even though most of the distribution was paid in shares of our Common Stock.
If an investor purchases shares of our Common Stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the investor will be subject to tax on the distribution even though it represents a return of his, her or its investment.

A U.S. stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of his, her or its shares of our Common Stock. The amount of gain or loss will be measured by the difference between such stockholder’s adjusted tax basis in the common stock sold and the amount of the proceeds received in exchange. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held his, her or its shares for more than one year.

Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our Common Stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our Common Stock may be disallowed if other substantially identical shares are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. The ability to otherwise deduct capital loss may be subject to other limitations under the Code.
In general, U.S. stockholders taxed at individual rates currently are subject to a maximum U.S. federal income tax rate of 20% on their recognized net capital gain (i.e., the excess of realized net long-term capital gains over realized net short-term capital losses), including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by such U.S. stockholders. In addition, individuals with modified adjusted gross incomes in excess of $200,000 ($250,000 in the case of married individuals filing jointly) and certain estates and trusts are subject to an additional 3.8% tax on their “net investment income,” which generally includes net income from interest, dividends, annuities, royalties, and rents, and net capital gains (other than certain amounts earned from trades or businesses). Corporate U.S. stockholders currently are subject to U.S. federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income.
Noncorporate stockholders with net capital loss for a year (which we define as capital loss in excess of capital gain) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital loss of a noncorporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital loss for a year, but may carry back such losses for three years or carry forward such losses for five years.
When we are not a publicly offered regulated investment company for any taxable year, a non-corporate U.S. shareholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional dividend to the shareholder and will be deductible by such shareholder only to the extent permitted under the limitations described below. A “publicly offered regulated investment company” is a regulated investment company whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. For taxable years beginning before 2026, certain expenses (including advisory fees), referred to as miscellaneous itemized deductions generally are not deductible by non-corporate U.S. shareholders, including individuals, trusts, and estates. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a non-corporate U.S. shareholder (such as an individual, trust or estate) only to the extent that the aggregate of such U.S. shareholder’s miscellaneous itemized deductions exceeds 2% of such U.S. shareholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code. We do not anticipate that we will initially constitute a publicly offered regulated investment company although it is possible that we may qualify at some point in the future.
We (or the applicable withholding agent) will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice reporting the amounts to be included in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the U.S. federal income tax status of each year’s distributions generally will be reported to the IRS (including the amount of dividends, if any, eligible for the 20% maximum rate). Dividends paid by us generally will not be eligible for the dividends-received deduction or the preferential tax rate applicable to qualifying dividends. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation.
We (or the applicable withholding agent) may be required to withhold U.S. federal income tax, or backup withholding, from all distributions to any noncorporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Backup withholding tax is not an additional tax, and any amount withheld may be refunded or credited against the U.S. stockholder’s U.S. federal income tax liability, provided that proper information is timely provided to the IRS.

Under U.S. Treasury regulations, if a stockholder recognizes a loss with respect to shares of our Common Stock of $2 million or more for a noncorporate stockholder or $10 million or more for a corporate stockholder in any single taxable year (or a greater loss over a combination of years), the stockholder must file with the IRS a disclosure statement on Internal Revenue Service Form 8886 (or successor form). Direct stockholders of portfolio securities in many cases are excepted from this reporting requirement, but under current guidance, stockholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to stockholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper.

Significant monetary penalties apply to a failure to comply with this reporting requirement. States may also have a similar reporting requirement. Stockholders should consult their own tax advisors to determine the applicability of these regulations in light of their individual circumstances.
Taxation of Non-U.S. Stockholders
Whether an investment in the shares is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in the shares by a Non-U.S. stockholder may have adverse tax consequences. Non-U.S. stockholders should consult their tax advisers before investing in our common stock.
Distributions of our “investment company taxable income” to Non-U.S. stockholders that are not “effectively connected” with a U.S. trade or business carried on by the Non-U.S. stockholder, will generally be subject to withholding of U.S. federal income tax at a rate of 30% (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits, unless an applicable exception applies. However, we generally are not required to withhold any amounts with respect to distributions of (i) U.S.-source interest income that would not have been subject to withholding of U.S. federal income tax if they had been earned directly by a Non-U.S. stockholder, and (ii) net short-term capital gains in excess of net long-term capital losses that would not have been subject to withholding of U.S. federal income tax if they had been earned directly by a Non-U.S. stockholder, in each case only to the extent that such distributions are properly reported by us as “interest-related dividends” or “short-term capital gain dividends,” as the case may be, and certain other requirements are met. No certainty can be provided that any of our distributions would be reported as eligible for this exception.
Actual or deemed distributions of our net capital gain to a Non-U.S. stockholder, and gains realized by a Non-U.S. stockholder upon the sale of our common stock, that are not effectively connected with a U.S. trade or business carried on by the Non-U.S. stockholder, will generally not be subject to U.S. federal withholding tax and generally will not be subject to U.S. federal income tax unless the Non-U.S. stockholder is a nonresident alien individual and is physically present in the United States for more than 182 days during the taxable year and meets certain other requirements. However, withholding of U.S. federal income tax at a rate of 30% on capital gain of nonresident alien individuals who are physically present in the United States for more than the 182 day period only applies in exceptional cases because any individual present in the United States for more than 182 days during the taxable year is generally treated as a resident for U.S. income tax purposes; in that case, he or she would be subject to U.S. income tax on his or her worldwide income at the graduated rates applicable to U.S. citizens, rather than the 30% U.S. Federal withholding tax.
If we distribute our net capital gain in the form of deemed rather than actual distributions (which we may do in the future), a Non-U.S. stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gain deemed to have been distributed. In order to obtain the refund, the Non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. Accordingly, investment in the shares may not be appropriate for a Non-U.S. stockholder.
Distributions of our “investment company taxable income” and net capital gain (including deemed distributions) to Non-U.S. stockholders, and gains realized by Non-U.S. stockholders upon the sale of our common stock that is “effectively connected” with a U.S. trade or business carried on by the Non-U.S. stockholder (or if an income tax treaty applies, attributable to a “permanent establishment” in the United States), will be subject to U.S. federal income tax at the graduated rates applicable to U.S. citizens, residents and domestic corporations. Corporate Non-U.S. stockholders may also be subject to an additional branch profits tax at a rate of 30% imposed by the Code (or lower rate provided by an applicable treaty). In the case of a non-corporate Non-U.S. stockholder, we may be required to withhold U.S. federal income tax from distributions that are otherwise exempt from withholding tax (or taxable at a reduced rate) unless the Non-U.S. stockholder certifies his or her foreign status under penalties of perjury or otherwise establishes an exemption.
We may have the ability to declare a large portion of a distribution in shares of our Common Stock to satisfy the Annual Distribution Requirement. If a portion of such dividend is paid in cash (which portion may be as low as 20% under certain public and private rulings issued by the IRS) and certain requirements are met, the entire distribution to the extent of our current and accumulated earnings and profits will be treated as a dividend for U.S. federal income tax purposes. As a result, non-U.S. stockholders will be taxed on the distribution as if the entire distribution was cash distribution, even though most of the distribution was paid in shares of our Common Stock.
The tax consequences to a Non-U.S. stockholder entitled to claim the benefits of an applicable tax treaty may differ from those described herein. Non-U.S. stockholders are advised to consult their own tax advisers with respect to the particular tax consequences to them of an investment in our shares.
A Non-U.S. stockholder who is a nonresident alien individual may be subject to information reporting and backup withholding of U.S. federal income tax on dividends unless the Non-U.S. stockholder provides us or the dividend paying agent with an IRS Form W-8BEN or IRS Form W-8BEN-E (or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. stockholder or otherwise establishes an exemption from backup withholding.

Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or “FATCA,” generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions (“FFIs”) unless such FFIs either (i) enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by U.S. persons (or held by foreign entities that have U.S. persons as substantial owners) or (ii) reside in a jurisdiction that has entered into an intergovernmental agreement (“IGA”) with the United States to collect and share such information and are in compliance with the terms of such IGA and any enabling legislation or regulations. The types of income subject to the tax include U.S. source interest and dividends. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and transaction activity within the holder’s account. In addition, subject to certain exceptions, this legislation also imposes a 30% withholding on payments to foreign entities that are not FFIs unless the foreign entity certifies that it does not have a greater than 10% U.S. owner or provides the withholding agent with identifying information on each greater than 10% U.S. owner. Under certain circumstances, a Non-U.S. Stockholder might be eligible for refunds or credits of such taxes.
Non-U.S. persons should consult their own tax advisors with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.
Failure to Obtain RIC Tax Treatment
If we were unable to obtain tax treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits (in the case of noncorporate U.S. stockholders, at a maximum rate applicable to qualified dividend income of 20%). Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.
If we fail to meet the RIC requirements for more than two consecutive years and then seek to re-qualify as a RIC, we would be required to recognize gain to the extent of any unrealized appreciation in our assets unless we made a special election to pay corporate-level U.S. federal income tax on any such unrealized appreciation during the succeeding five-year period.
Possible Legislative or Other Actions Affecting Tax Considerations
Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process any by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could adversely affect the tax consequences of an investment in our stock.
The discussion set forth herein does not constitute tax advice, and potential investors should consult their own tax advisors concerning the tax considerations relevant to their particular situation.

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
    Prior to February 1, 2019, our Adviser provided investment advisory services to us pursuant to the Prior Investment Advisory Agreement, which was terminated in connection with the FT Transaction. For additional information regarding the Investment Advisory Agreement and the Prior Investment Advisory Agreement, please see the section entitled “Item 1. Business - Investment Advisory and Management Services Agreement.” The Board renewed the Investment Advisory Agreement on January 31, 2022.
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
AVAILABLE INFORMATION
We file with or submit to the SEC annual, quarterly, and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information filed electronically by us with the SEC at http://www.sec.gov. Our Internet address is http://www.fblendingcorp.com. We make available free of charge on our Internet website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS
    Investing in our securities involves a high degree of risk. Before making an investment in the Company, you should carefully consider the following risk factors. The risks and uncertainties set forth below are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial may also impair our business operations. If any of the following risks were to occur, our business or financial condition could be materially adversely affected. In such case, the net asset value of our common stock could decline, and you may lose all or part of your investment.
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
Moreover, to the extent that we are required to recognize in our taxable income such interest income that has been accrued but not yet paid, our payment of incentive fees to the Adviser on such income may make it difficult to meet (or may further amplify existing difficulties in meeting) the Annual Distribution Requirement (as defined below) necessary to maintain RIC tax treatment under the Code. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. Federal income tax. For additional discussion regarding the tax implications of a RIC, see “U.S. Federal Income Tax Risks - We may be subject to corporate-level U.S. federal taxes if we fail to maintain our qualification as a RIC.”
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
Senior Secured Loans. When the Company makes a senior secured loan to a portfolio company, it will generally take a security interest in the available assets of the portfolio company, including the equity interests of its subsidiaries, which could help mitigate the risk that the Company will not be repaid. However, there is a risk that the collateral securing the Company’s loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, the Company’s lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that the Company will receive principal and interest payments according to the loan’s terms, or at all, or that the Company will be able to collect on the loan should it be forced to enforce its remedies.

Second Lien, or Other Subordinated Loans or Debt. The Company may invest in second lien or other subordinated loans. In the event of a loss of value of the underlying assets that collateralize the loans, the subordinate portions of the loans may suffer a loss prior to the more senior portions suffering a loss. If a borrower defaults and lacks sufficient assets to satisfy the Company’s loan, the Company may suffer a loss of principal or interest. If a borrower declares bankruptcy, the Company may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. Issuers of subordinated debt obligations may be highly leveraged and may not have available to them more traditional sources of financing. During an economic downturn or a sustained period of rising interest rates, such issuers may be more likely to experience financial stress and may be unable to meet their obligations. In addition, certain of the Company’s loans may be subordinate to other debt of the borrower. As a result, if a borrower defaults on the Company’s loan or on debt senior to the Company’s loan, or in the event of the bankruptcy of a borrower, the Company’s loan will be satisfied only after all senior debt is paid in full. The Adviser’s ability to amend the terms of the Company’s loans, assign the Company’s loans, accept prepayments, exercise the Company’s remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to borrowers may be limited by intercreditor arrangements if debt senior to the Company’s loans exists.

Unsecured Loans or Debt. The Company may invest in unsecured loans which are not secured by collateral. In the event of default on an unsecured loan, the first priority lien holder has first claim to the underlying collateral of the loan. It is possible that no collateral value would remain for an unsecured holder and therefore result in a loss of investment to the Company. Because unsecured loans are lower in priority of payment to secured loans, they are subject to the additional risk that the cash flow of the borrower may be insufficient to meet scheduled payments after giving effect to the secured obligations of the borrower. Unsecured loans generally have greater price volatility than secured loans and may be less liquid.

Middle Market Companies. The Company will invest in the debt obligations or securities of middle market and/or less well-established companies. While middle market companies may have potential for rapid growth, they often involve higher risks. Middle market companies have more limited financial resources than larger companies and may be unable to meet their obligations under their debt securities that the Company holds, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of the Company realizing any guarantees it may have obtained in connection with its investment. Middle market companies also typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Less publicly available information may be available about these companies and they may not be subject to the financial and other reporting requirements applicable to public companies. They are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the company and, in turn, on the Company. Middle market companies may also have less predictable operating results and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. They may also have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity. Middle market loans may also be subject to greater illiquidity if they are privately negotiated or syndicated in comparison to publicly traded instruments or, if such instruments are publicly traded, there may be smaller relative trading volumes.

Investments in Privately Held Companies. While not a primary strategy of the Company, the Company may acquire controlling or minority equity stakes in privately held companies, which may occur, among other ways, by reason of converting debt into equity. The success of the Company’s investments in privately held companies that it controls will depend in part on the Adviser’s ability to develop plans and strategies to exploit new business opportunities for such companies as well as the Adviser’s ability to restructure and effect improvements in the operations of such companies. The activity of developing such plans and strategies and of identifying and implementing operational improvements at portfolio companies entails a high degree of uncertainty. There can be no assurance that the Company will be able to successfully identify and implement such plans, strategies or improvements. To the extent that the Company owns a controlling stake in, or is deemed an affiliate of, a particular company, it may also be subject to certain additional bankruptcy or securities laws restrictions that could affect both the liquidity of the Company’s interest and the Company’s ability to liquidate its interest without adversely impacting the price thereof, including insider trading restrictions, the affiliate sale restrictions of Rule 144 of the Securities Act and the disclosure requirements of Sections 13 and 16 of the Exchange Act. The exercise of control over a company, depending upon the amount and type of securities owned by the Company, contractual arrangements between the company and the Company, and other relevant factual circumstances, could result in an extension to one year of the 90-day bankruptcy preference period with respect to payments made to the Company. The exercise of control over a company may also provide grounds for challenges to the priority and enforceability of investments or other claims the Company may have against the company if it is subject to a bankruptcy case or other insolvency proceeding.

The success of the Company’s investments in minority equity stakes of privately held companies will depend in part on the performance and abilities of such companies’ controlling shareholders. Because the Company will not control such companies, the Company’s ability to exit from such investments may be limited. Additionally, the Company is likely to have a reduced ability to influence management of such companies. The Adviser may also have disagreements with controlling shareholders over the strategy and operations of such companies. As a result of the foregoing, the Company’s equity investments in such companies may perform poorly.

Bank Loans. The Company may invest a portion of its investments in loans originated by banks and other financial institutions. The loans in which the Company invests may include term loans and revolving loans, may pay interest at a fixed or floating rate and may be senior or subordinated. Purchasers of bank loans are predominantly commercial banks, investment funds and investment banks. As secondary market trading volumes for bank loans increase, new bank loans are frequently adopting standardized documentation to facilitate loan trading which should improve market liquidity. There can be no assurance, however, that future levels of supply and demand in bank loan trading will provide an adequate degree of liquidity, that current levels of liquidity will persist and that the market will not experience periods of significant illiquidity in the future. In addition, the Company may make investments in stressed or distressed bank loans which are often less liquid than performing bank loans.

The Company may acquire interests in bank loans either directly (by way of sale or assignment) or indirectly (by way of participation). The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, its rights can be more restricted than those of the assigning institution. Participation interests in a portion of a debt obligation typically result in a contractual relationship only with the institution participating out the interest, not with the borrower. In purchasing participations, the Company generally will have no right to enforce compliance by the borrower with the terms of the loan agreement, nor any rights of set-off against the borrower, and the Company may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, the Company will assume the credit risk of both the borrower and the institution selling the participation. The settlement process for the purchase of bank loans can take several days and, in certain instances, several weeks longer than a bond trade. The longer a trade is outstanding between the counterparties, the higher the possible risk of additional operational and settlement issues and the potential for the Company’s counterparty to fail to perform.

Public Debt. In the event that the Company acquires fixed income securities and/or other instruments that are publicly traded, which may include securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated, the Company will be subject to certain inherent risks. Below investment grade securities, which are often referred to as "high yield," "speculative" or "junk," have predominantly speculative characteristics with respect to the issuer's capacity to pay interest and repay principal. In some circumstances, the Company may be unable to obtain financial covenants or other contractual rights, including management rights, that it might otherwise be able to obtain in making privately-negotiated debt investments. Moreover, the Company may not have the same access to information in connection with investments in public instruments, either when investigating a potential investment or after making an investment, as compared to a privately-negotiated debt investment.

Term Loans, Delayed Draw Term Loans, or Revolvers. The Company may invest in a variety of different types of debt, including but not limited to term loans, delayed draw term loans, bridge loans, and revolving loans. A term loan is a loan that has a specified repayment schedule. A delayed draw term loan is a loan that typically permits the borrower to withdraw predetermined portions of the total amount borrowed at certain times. A revolving credit facility differs from a delayed draw term loan in that as the borrower repays the loan, an amount equal to the repayment may be borrowed again during the term of the revolving credit facility. Delayed draw term loans and revolving credit facilities usually provide for floating or variable rates of interest. If the Company enters into or acquires a commitment with a borrower regarding a delayed draw term loan or a revolver, the Company will be obligated on one or more dates in the future to lend the borrower monies (up to an aggregate stated amount) if called upon to do so by the borrower. These commitments may have the effect of requiring the Company to increase its investment in a borrower at a time when it might not otherwise decide to do so (including at a time when the company’s financial condition makes it unlikely that such amounts will be repaid). Delayed draw term loans and revolvers may be subject to restrictions on transfer, and only limited opportunities may exist to resell such instruments. As a result, the Company may be unable to sell such investments at an opportune time or may have to resell them at less than fair market value.

Financially Troubled Companies. The Company may invest in the obligations of companies that are in weak financial condition, experiencing poor operating results, having substantial capital needs or negative net worth, or facing special competitive or product obsolescence problems, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Investments in such financially troubled companies involve significantly greater risk than investments in non-troubled companies, and the repayment of obligations of financially troubled companies is subject to significant uncertainties. Among the risks inherent in investments in troubled entities is the fact that it frequently may be difficult to obtain information as to the true condition of such issuers. Loans issued by companies in bankruptcy are also highly risky, as there are a number of significant rights throughout the bankruptcy process, which may result in losses to the Company. Such investments may also be adversely affected by laws relating to, among other things, fraudulent transfers and other voidable transfers or payments, lender liability and the bankruptcy court’s power to disallow, reduce, subordinate or disenfranchise particular claims. Such companies’ securities may be considered speculative, and the ability of such companies to pay their debts on schedule could be affected by adverse interest rate movements, changes in the general economic climate, economic factors affecting a particular industry or specific developments within such companies. Additionally, the Company could invest in the securities of financially troubled companies that are non-U.S. issuers. Such non-U.S. issuers may be subject to bankruptcy and reorganization processes and proceedings that are not comparable to those in the United States and that may be less favorable to the rights of lenders. There is no assurance that the Adviser or their affiliates will correctly evaluate the value of the assets underlying the securities or obligations purchased by the Company or the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company in which the Company invests, the Company may lose its entire investment, may be required to accept cash or securities with a value less than its original investment and/or may be required to accept payment over an extended period of time. Under such circumstances, the returns generated may not compensate the shareholders adequately for the risks assumed. In liquidation (both in and out of bankruptcy) and other forms of corporate reorganization, there exists the risk that the reorganization will be unsuccessful (due to, for example, failure to obtain requisite approvals), will be delayed (for example, until various liabilities, actual or contingent, have been satisfied) or will result in a distribution of cash or a new security the value of which will be less than the purchase price of the security in respect of which such distribution is made. In certain transactions, the Company may not be “hedged” against market fluctuations, or, in liquidation situations, may not accurately value the assets of the company being liquidated. This can result in losses, even if the proposed transaction is consummated.

High Yield Debt. The Company may invest in high yield debt, a substantial portion of which may be rated below investment-grade by one or more nationally recognized statistical rating organizations or which may be unrated but of comparable credit quality to obligations rated below investment-grade, and have greater credit and liquidity risk than more highly rated debt obligations. High yield debt is generally unsecured and may be subordinate to other obligations of the obligor. The lower rating of high yield debt reflects a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings) or both may impair the ability of the obligor to make payment of principal and interest. Many issuers of high yield debt are highly leveraged, and their relatively high debt-to-equity ratios create increased risks that their operations might not generate sufficient cash flow to service their debt obligations. In addition, many issuers of high yield debt may be in poor financial condition, experiencing poor operating results, having substantial capital needs or negative net worth or be facing special competitive or product obsolescence problems, and may include companies involved in bankruptcy or other reorganizations or liquidation proceedings. Certain of these securities may not be publicly traded, and, therefore, it may be difficult to obtain information as to the true condition of the issuers. Overall declines in the below investment-grade bond and other markets may adversely affect such issuers by inhibiting their ability to refinance their debt at maturity. High yield debt is often less liquid than higher rated securities.

High yield debt is often issued in connection with leveraged acquisitions or recapitalizations in which the issuers incur a substantially higher amount of indebtedness than the level at which they had previously operated. High yield debt has historically experienced greater default rates than has been the case for investment-grade securities. The Company may also invest in equity securities issued by entities with unrated or below investment-grade debt.

High yield debt may also be in the form of zero-coupon or deferred interest bonds, which are bonds which are issued at a significant discount from face value. The original discount approximates the total amount of interest the bonds will accrue and compound over the period until maturity or the first interest accrual date at a rate of interest reflecting the market rate of the security at the time of issuance. While zero-coupon bonds do not require the periodic payment of interest, deferred interest bonds generally provide for a period of delay before the regular payment of interest begins. Such investments experience greater volatility in market value due to changes in the interest rates than bonds that that provide for regular payments of interest.
Levered Entities. The Company may make investments whose capital structures have significant leverage. Such investments are inherently more sensitive to declines in revenues and asset values and to increases in expenses and interest rates. The leveraged capital structure of such investments will increase the exposure of the investments to adverse economic factors such as downturns in the economy or deterioration in the condition of the investment, its underlying assets or its industry. Additionally, depending on the level in the capital structure in which the Company acquires investments, the Company may be subject to a greater risk of loss than if it acquires securities higher in a capital structure.

Convertible Securities. The Company may invest in convertible securities, which are bonds, debentures, notes, preferred stocks or other securities that may be converted into or exchanged for a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security entitles the holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock until the convertible security matures or is redeemed, converted or exchanged.

Convertible securities have unique investment characteristics in that they generally (i) have higher yields than common stocks, but lower yields than comparable non-convertible securities, (ii) are less subject to fluctuation in value than the underlying common stock due to their fixed-income characteristics and (iii) provide the potential for capital appreciation if the market price of the underlying common stock increases.

The value of a convertible security is a function of its “investment value” (determined by its yield in comparison with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and its “conversion value” (the security’s worth, at market value, if converted into the underlying common stock). The investment value of a convertible security is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline. The credit standing of the issuer and other factors may also have an effect on the convertible security’s investment value. The conversion value of a convertible security is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed-income security. Generally, the amount of the premium decreases as the convertible security approaches maturity.

A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by the Company is called for redemption, the Company will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third-party. Any of these actions could have an adverse effect on the Company’s ability to achieve its investment objective.

Equity Securities. The Company may hold investments in equity securities. Equity securities may include common and preferred stocks and warrants, rights and equivalents. As with other investments that the Company may make, the value of equity securities held by the Company may be adversely affected by actual or perceived negative events relating to the issuer of such securities, the industry or geographic areas in which such issuer operates or the financial markets generally. However, equity securities may be even more susceptible to such events given their subordinate position in the issuer’s capital structure. As such, equity securities generally have greater price volatility than fixed income securities or debt instruments. Preferred securities are subordinated to bonds and other debt securities in an issuer’s capital structure in terms of priority for corporate income and liquidation payments and, therefore, will be subject to greater credit risk than those debt securities. Depending on the features of the particular security, holders of preferred stock may bear the risks disclosed herein regarding equity or fixed income securities. Dividends paid to equity holders may be suspended or cancelled at any time, and minority owners may have limited protections. In addition, if an issuer of equity securities in which the Company has invested sells additional shares of its equity securities, the Company’s interest in the issuer will be diluted and the value of the Company’s investment may decrease.

Warrants. The Company may hold warrants or rights. Warrants and rights generally give the holder the right to receive, upon exercise, a security of the issuer at a stated price. Risks associated with the use of warrants and rights are generally similar to risks associated with the use of options. Unlike most options, however, warrants and rights are issued in specific amounts, and warrants generally have longer terms than options. Warrants and rights are not likely to be as liquid as exchange-traded options backed by a recognized clearing agency. In addition, the terms of warrants or rights may limit the Company’s ability to exercise the warrants or rights at such time, or in such quantities, as the Company would otherwise wish.

Covenant-Lite Loans. The Company may invest in covenant-lite loans, which contain limited, if any, financial covenants. Generally, such loans either do not require the obligor to maintain debt service or other financial ratios or do not contain common restrictions on the ability of the obligor to change significantly its operations or to enter into other significant transactions that could affect its ability to repay such loans. As a result, the Company’s exposure to different risks may be increased, including with respect to liquidity, price volatility and ability to restructure loans, than is the case with loans that have such requirements and restrictions.

Cash and Other Investments. The Company may invest all or a portion of its assets in cash or cash items for investment purposes, pending other investments or as provision of margin for derivatives contracts. These cash items may include money market instruments such as negotiable or non-negotiable securities issued by or short-term deposits with the U.S. and non-U.S. governments and agencies or instrumentalities thereof, bankers’ acceptances, high quality commercial paper, repurchase agreements, bank certificates of deposit, and short-term debt securities of U.S. or non-U.S. issuers deemed to be creditworthy by the Adviser. The Company may also hold interests in investment vehicles that hold cash or cash items. While investments in cash items generally involve relatively low risk levels, they may produce lower than expected returns, and could result in losses. Investments in cash items and money market funds may also provide less liquidity than anticipated by the Company at the time of investment.

Our investments are subject to interest rate risk.
“Interest rate risk” refers to the risks associated with market changes in interest rates. Interest rate changes may affect the value of a debt instrument indirectly (especially in the case of fixed rate securities) and directly (especially in the case of instruments whose rates are adjustable). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Adjustable rate instruments also react to interest rate changes in a similar manner although generally to a lesser degree (depending, however, on the characteristics of the reset terms, including the index chosen, frequency of reset and reset caps or floors, among other factors). Interest rate sensitivity is generally more pronounced and less predictable in instruments with uncertain payment or prepayment schedules.

Our debt investments are subject to prepayment or refinancing risk.
The terms of loans in which the Company invests may permit the borrowers to voluntarily prepay loans at any time, either with no or a nominal prepayment premium. This prepayment right could result in the borrower repaying the principal on an obligation held by the Company earlier than expected. This could happen when there is a decline in interest rates, when the borrower’s improved credit or operating or financial performance allows the refinancing of certain classes of debt with lower cost debt. The yield of the Company’s investment assets may be affected by the rate of prepayments differing from the Adviser’s expectations. Assuming an improvement in the credit market conditions, early repayments of the debt held by the Company could increase. To the extent early prepayments increase, they may have a material adverse effect on the Company’s investment objectives and profits. In addition, if the Company is unable to reinvest the proceeds of such prepayments received in investments expected to be as profitable, the proceeds generated by the Company will decline as compared to the Adviser’s expectations.

The Company’s assets may include loans for which most or all of the principal is due at maturity. The ability of the obligor(s) under such loan to make such a large payment upon maturity could depend upon its ability to refinance the loan prior to maturity. The ability of an obligor to consummate a refinancing will be affected by many factors, including the availability of financing at acceptable rates to such obligor, the financial condition of such obligor, the marketability of the collateral (if any) securing such loan, the operating history of the obligor and related businesses, tax laws and prevailing general economic conditions. Additionally, middle-market or smaller obligors generally have more limited access to capital and higher funding costs, may be in a weaker financial position, may need more capital to expand or compete, and may be unable to obtain financing from public capital markets or from more traditional sources, such as commercial banks. Consequently, such obligor may not have the ability to repay the loan at maturity and, unless it is able to refinance such loan, it could default in payment at maturity, which could result in losses to the Company and, indirectly, to the shareholders.

Significant numbers of obligors are expected to need to refinance their debt over the next few years, and significant numbers of collateralized loan obligation transactions (historically an important source of funding for loans) have reached or are close to reaching the end of their reinvestment periods or the final maturities of their own debt. As a result, there could be significant pressure on the ability of obligors to refinance their debt over the next few years unless a significant volume of new collateralized loan obligation transactions or other sources of funding develop. If such sources of funding do not develop, significant defaults in the Company’s assets could occur, and there could be downward pressure on the prices and markets for debt instruments, including assets held by the Company. In certain circumstances, it may be in the Company’s interests to participate in a refinance, including later in the life of the Company, however, the ability of the Company to so participate depends on availability of Company capital. In addition, other funds may participate in a refinancing, which may cause conflicts of interest, and there is no guarantee that such conflicts would be resolved in the interests of the Company. The Company may determine to restructure investments in a manner that would extend the maturity of such investments.

Our investments are generally subject to credit risk.

“Credit risk” refers to the likelihood that an issuer will default in the payment of principal and/or interest on an instrument, in which case the Company may lose some or all of its investment in that instrument, subject the Company to loss. Financial strength and solvency of an issuer are the primary factors influencing credit risk. In addition, subordination, lack or inadequacy of collateral or credit enhancement for a debt instrument may affect its credit risk. Credit risk may change over the life of an instrument and securities which are rated by rating agencies are often reviewed and may be subject to downgrade. A significant downturn in the economy or a particular economic sector could have a significant impact on the business prospects of the companies to which the Company is invested and their ability to comply with their loan repayment obligations, or their ability to refinance such obligations.

In addition, credit ratings may be assigned by various credit rating agencies to loans or other debt instruments that may be acquired by the Company reflect only the views of those agencies. Explanations of the significance of ratings should be obtained from such credit rating agencies. No assurance can be given that ratings assigned will not be withdrawn or revised downward if, in the view of such credit rating agency, circumstances so warrant. Ratings may be wrong or ratings agencies may not adjust their ratings in real time.

We and our investments are subject to risks associated with non-U.S. investing.

Certain non-U.S. investments involve risks and special considerations not typically associated with U.S. investments, and investing outside the U.S. may involve greater risks than investing in the U.S. These risks include, but are not limited to: (i) less publicly available information; (ii) varying levels of governmental regulation and supervision; (iii) the difficulty of enforcing legal rights in a non-U.S. jurisdiction and uncertainties as to the status, interpretation and application of laws; (iv) different accounting, auditing and financial reporting standards, practices and requirements compared to those applicable to U.S. companies; (v) fluctuations in currency exchange rates; (vi) the risk of nationalization or expropriation of assets or confiscatory taxation; (vii) social, economic and political uncertainty, including war and revolution; (viii) dependence on exports and the corresponding importance of international trade; (ix) greater price fluctuations and market volatility, (x) less liquidity and smaller capitalization of securities markets; (xi) higher rates of inflation; (xii) controls on, and changes in controls on, non-U.S. investment and limitations on repatriation of invested capital and on the Company’s ability to exchange local currencies for U.S. dollars; (xiii) less extensive regulation of the securities markets; (xiv) longer settlement periods for securities transactions; and (xv) less developed corporate laws regarding fiduciary duties and the protection of investors. Non-U.S. markets may be smaller, less liquid, and subject to greater influence by adverse events generally affecting the market. Brokerage commissions and other transaction costs on securities exchanges in non-U.S. countries are generally higher than in the United States. Non-U.S. securities settlements may in some instances be subject to delays and related administrative uncertainties. In some countries there are restrictions on investments or investors such that the only practicable way for the Company to invest in such markets is by entering into swaps or other derivative transactions with its prime brokers or others. Such transactions involve counterparty risks which are not present in the case of direct investments and which may not be controllable by the Adviser.

Currency Exchange Risk. Investments or liabilities of the Company may be denominated in currencies other than the U.S. dollar, and hence the value of such investments, or the amount of such liabilities, will depend in part on the relative strength of the U.S. dollar. The Company may be affected favorably or unfavorably by exchange control regulations or changes in the exchange rate between foreign currencies and the U.S. dollar. Changes in foreign currency exchange rates may also affect the value of dividends and interest earned, and the level of gains and losses realized on the sale of securities. The rates of exchange between the U.S. dollar and other currencies are affected by many factors, including forces of supply and demand in the foreign exchange markets. These rates are also affected by the international balance of payments and other economic and financial conditions, government intervention, speculation and other factors.

The Company is not obligated to engage in any currency hedging operations, and there can be no assurance as to the success of any hedging operations that the Company may implement. To the extent the Company enters into currency hedging operations, the Company may incur costs related to such hedging arrangements, which may be undertaken in exchange-traded or over-the-counter contexts, including futures, forwards, swaps, options and other instruments.

The lack of liquidity in our investments may adversely affect our business.

The lack of an established, liquid secondary market for the Company’s investments may have an adverse effect on the market value of the Company’s investments and on the Company’s ability to dispose of them. Additionally, the Company’s investments may be subject to certain transfer restrictions that would also contribute to illiquidity. Finally, Company assets that are typically traded in a liquid market may become illiquid if the applicable trading market tightens as a result of a significant macro-economic shock or for any other reason. Therefore, no assurance can be given that, if the Company is determined to dispose of a particular investment held by the Company, it could dispose of such investment at the prevailing market price or the current valuation of the investment. A portion of the Company’s investments may consist of securities that are subject to restrictions on resale by the Company because they were acquired in a “private placement” transaction or because the Company is deemed to be an affiliate of the issuer of such securities. Generally, the Company will be able to sell such securities only under Rule 144 under the Securities Act, which permits limited sales under specified conditions, or pursuant to a registration statement under the Securities Act. When restricted securities are sold to the public, the Company may be deemed to be an underwriter or possibly a controlling person with respect thereto for the purposes of the Securities Act and be subject to liability as such under the Securities Act. In addition, the Company may, from time to time, possess material, non-public information about a borrower or issuer or the Company may be an affiliate of a borrower or an issuer. Such information or affiliation may limit the ability of the Company to buy and sell investments.

Due to the illiquid nature of the Company’s investments, the Company cannot predict with confidence what the exit strategy will ultimately be for any given position, or that one will definitely be available. Exit strategies which appear to be viable when an investment is initiated may be precluded by the time the investment is ready to be realized due to economic, legal, political or other factors.

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

The majority of our debt investments are expected to have variable interest rates that reset periodically based on benchmarks such as LIBOR, so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under our debt investments and increase defaults even where our investment income increases. In addition, any such increase in interest rates would make it more expensive to use debt to finance our investments. Any decrease in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to seven years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities.

In addition, because we will borrow to fund a portion of our investments, a portion of our net investment income will depend upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Portions of our investment portfolio and our borrowings have floating rate components. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against such interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

We may from time to time incur contingent liabilities in connection with an investment that may adversely affect the Company.

The Company may from time to time incur contingent liabilities in connection with an investment. For example, the Company may acquire a revolving credit or delayed draw term facility that has not yet been fully drawn. If the borrower subsequently draws down on the facility, the Company will be obligated to fund the amounts due. There can be no assurance that the Company will adequately reserve for such contingent liabilities and that such liabilities will not have an adverse effect on the Company.

In connection with the disposition of the Company’s investment in a portfolio company, the Company may be required to make representations about the business and financial affairs of such company typical of those made in connection with the sale of a business. The Company also may be required to indemnify the purchasers of the Company’s investment to the extent that any such representations are inaccurate or with respect to certain potential liabilities. These arrangements may result in the incurrence of contingent liabilities for which the Company may establish reserves or escrows. In that regard, shareholders may be required to purchase shares of common stock pursuant to their Subscription Agreements in order to fund the Company’s obligations, including indemnity obligations.

We generally will not control our portfolio companies and may co-invest with third-parties.

We generally will not control our portfolio companies, even though we may have board representation or board observation rights, and debt agreements may contain certain restrictive covenants. As a result, the Company will be subject to the risk that a portfolio company in which it invests may make business decisions with which it disagrees and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve the Company’s interests as debt investors. Due to the lack of liquidity for investments in non-traded companies, the Company may not be able to dispose of interests in its portfolio companies as readily as it would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of the Company’s portfolio holdings.

The Company may co-invest with third-parties through partnerships, joint ventures or other entities. Such investments may involve risks not present in investments where a third-party is not involved, including the possibility that a third-party co-venturer or partner may at any time have economic or business interests or goals which are inconsistent with those of the Company, or may be in a position to take action contrary to the investment objective of the Company. In addition, the Company may in certain circumstances be liable for actions of its third-party co-venturer or partner.

Investments in a portfolio company, whether debt, equity, or a combination thereof, may lead to receiving material nonpublic information or obtaining “control” of the target company. The ability to exit an investment where the Company has material non-public information or control could be limited and could result in a realized loss on the investment.

The Company may be provided with material non-public information that may restrict its ability to trade in the portfolio company’s securities or be subject to other limitations on trading. While the Company intends to comply with all applicable securities laws and to make judgments concerning restrictions on trading in good faith, the Company may trade in the portfolio company’s securities while engaged in the portfolio company’s restructuring activities. Such trading creates a risk of litigation and liability that may cause the Company to incur significant legal fees and potential losses. As the Company will indemnify any person serving on a committee on its behalf for claims arising from the breaches of those obligations, indemnification payments could adversely affect the return on the Company’s investment in a portfolio company.

The Company may be subject to allegations of lender liability.

A number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of certain of the Company’s investments, the Company could be subject to allegations of lender liability.

In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of certain of the Company’s and its affiliates’ investments, the Company could be subject to claims from creditors of an obligor that the Company’s investments issued by such obligor should be equitably subordinated. The Company may make investments in which it would not be the lead creditor. It is, accordingly, possible that lender liability or equitable subordination claims affecting the Company’s investment could arise without the direct involvement of the Company.

The Company may be subject to risks due to borrower fraud.

There is a risk of material misrepresentation or omission on the part of the borrower. Such inaccuracy or incompleteness may adversely affect the valuation of the collateral underlying the loans or may adversely affect the ability of the Company to perfect or effectuate a lien on any collateral securing the loan. The Company cannot guarantee the accuracy or completeness of representations made by and information provided by borrowers.

The Company is subject to U.S. federal and state and applicable foreign laws enacted for the protection of creditors.

Various U.S. federal and state and applicable foreign laws enacted for the protection of creditors may apply to the purchase of the Company’s investments, which constitute the primary assets of the Company, by virtue of the Company’s role as a creditor with respect to the borrowers under such investments. In general, if payments on an investment are voidable, whether as fraudulent conveyances or preferences, such payments can be recaptured either from the initial recipient (such as the Company) or from subsequent transferees of such payments, including shareholders.

The Company’s investment activities may subject us to the normal risks of becoming involved in litigation by third parties.

The Company’s investment activities subject it to the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where the Company exercises control or significant influence over a company’s direction. The Company may also be subject to certain litigation and related risks associated with origination and servicing. Loan origination and servicing companies are routinely involved in legal proceedings concerning matters that arise in the ordinary course of their business. These legal proceedings range from actions involving a single plaintiff to class action lawsuits with potentially tens of thousands of class members. In addition, a number of participants in the loan origination and servicing industry (including control persons of industry participants) have been the subject of regulatory actions by state regulators, including state attorneys general, and by the federal government. Governmental investigations, examinations or regulatory actions, or private lawsuits, including purported class action lawsuits, may adversely affect such companies’ financial results. To the extent the Company seeks to engage in origination and/or servicing directly, or has a financial interest in, or is otherwise affiliated with, an origination or servicing company, the Company will be subject to enhanced risks of litigation, regulatory actions and other proceedings. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by the Company and would reduce net assets.

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
Risks Relating to Debt Financing
We have sold unsecured notes and have entered into revolving credit facilities with Wells Fargo, JPM, and MassMutual that contain various covenants which, if not complied with, could accelerate repayment under the Credit Facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations, and our ability to pay distributions to our stockholders.
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
There can be no assurance that we and our subsidiaries will continue to comply with the covenants under our financing arrangements. Failure to comply with these covenants could result in a default. If we and our subsidiaries were unable to obtain a waiver from the debt holders, such a default could accelerate repayment under any or all of our and their debt instruments and thereby force us to liquidate investments at a disadvantageous time and/or at a price which could result in losses or allow our lenders to sell assets pledged as collateral under our financing arrangements in order to satisfy amounts due thereunder. These occurrences could have a material adverse impact on our liquidity, financial condition, results of operations and ability to pay distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Borrowings” for a more detailed discussion of the terms of debt financings.
Because we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.
At December 31, 2021, we had approximately $1.3 billion of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $2.9 billion in total assets, (ii) a weighted average cost of funds of 3.48%, (iii) $1.4 billion in debt outstanding (i.e., assumes that the $610.0 million principal amount of our unsecured notes sold and the full $800.0 million available to us under our revolving credit facilities is outstanding), and (iv) $1.5 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(22.79)%	(13.02)%	(3.25)%	6.52%	16.29%
___________________
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our December 31, 2021 total assets of at least 1.66%.
As of December 31, 2021, the Wells Fargo Credit Facility provided for borrowings in an aggregate principal amount of up to $300.0 million on a committed basis, due August 28, 2025; the MassMutual Credit Facility provided for borrowings in an aggregate principal amount of up to $100.0 million on a committed basis, and, subject to satisfaction of certain conditions, contains an accordion feature whereby the MassMutual Credit Facility can be expanded to $150.0 million, due December 31, 2025; the JPM Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, due August 28, 2023; the 2022 Notes provided borrowings in an aggregate principal amount of $150.0 million, due December 30, 2022; the 2023 Notes provided borrowings in an aggregate principal amount of $60.0 million, due May 30, 2023; the 2024 Notes provided borrowings in an aggregate principal amount of $100.0 million, due December 15, 2024, and the 2026 Notes provided borrowings in an aggregate principal amount of $300.0 million, due March 30, 2026. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Borrowings” for more information about these financing arrangements.
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
Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Under the Maryland General Corporation Law, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers, or by employees who are directors of the corporation. Our bylaws contain a provision exempting us from the Maryland Control Share Acquisition Act under the Maryland General Corporation Law any and all acquisitions by any person of our shares of stock. Our Board of Directors may amend the bylaws to remove that exemption in whole or in part without stockholder approval. The Maryland Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Under the Maryland General Corporation Law, specified “business combinations,” including mergers, consolidations, share exchanges, or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation’s outstanding voting stock, and certain other parties (each an “interested stockholder”), or an affiliate of the interested stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter any of the specified business combinations must be approved by two super majority votes of the stockholders unless, among other conditions, the corporation’s common stockholders receive a minimum price for their shares.
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
As discussed above, we intend to conduct tender offers pursuant to our share repurchase program on an annual basis. We may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock we are able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period. Our nine most recent tender offers were oversubscribed.
U.S. Federal Income Tax Risks
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
The “Foreign Account Tax Compliance Act,” or FATCA, imposes a withholding tax of 30% on payments of U.S. source interest and dividends paid to certain non-U.S. entities, including certain non-U.S. financial institutions and investment funds, unless such non-U.S. entity complies with certain reporting requirements regarding its U.S. account holders and its U.S. owners. Most CLO vehicles in which we invest will be treated as non-U.S. financial entities for this purpose, and therefore will be required to comply with these reporting requirements to avoid the 30% withholding. If a CLO vehicle in which we invest fails to properly comply with these reporting requirements, it could reduce the amounts available to distribute to equity and junior debt holders in such CLO vehicle, which could materially and adversely affect our operating results and cash flows.
General Risk Factors
Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.
Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which the Company and its investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. General uncertainty surrounding the dangers and impact of COVID-19 (including the preventative measures taken in response thereto) and additional uncertainty regarding new variants of COVID-19, most notably the Delta and Omicron variants, has to date created significant disruption in supply chains and economic activity, contributed to labor difficulties and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries. Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events will, for at least some time, impact us and our portfolio companies. In many instances, the impact may be adverse and profound. The effects of a public health emergency, such as COVID-19, may materially and adversely impact (i) our and our portfolio companies’ value and performance, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to comply with the covenants and other terms of our debt obligations and to repay such obligations, on a timely basis or at all, (iv) our ability to comply with certain regulatory requirements, such as asset coverage requirements under the 1940 Act, (v) our ability maintain our distributions at their current level or to pay them at all or (vi) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us. We will also be negatively affected if the operations and effectiveness of any of our portfolio companies (or any of the key personnel or service providers of the foregoing) is compromised or if necessary or beneficial systems and processes are disrupted. See “—The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have materially and adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.”

In addition, disruptions in the capital markets caused by the COVID-19 pandemic have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.
The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.
The U.S. capital markets have experienced extreme disruption since the global outbreak of COVID-19. Such disruptions have been evidenced by volatility in global stock markets as a result of, among other things, uncertainty regarding the COVID-19 pandemic and the fluctuating price of commodities such as oil. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Significant changes or volatility in the capital markets may negatively affect, the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the COVID-19 pandemic and measures taken in response thereto. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.

Significant changes in the capital markets, such as the disruption in economic activity caused by the COVID-19 pandemic, have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the recent disruption in economic activity caused by the COVID-19 pandemic has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.

Further, current market conditions may make it difficult to raise equity capital, extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital available to us in the future, if available at all, may bear a higher interest rate and may be available only on terms and conditions less favorable than those of our existing debt and such debt may need to be incurred in a rising interest rate environment. If we are unable to raise new debt or refinance our existing debt, then our equity investors will not benefit from the potential for increased returns on equity resulting from leverage, and we may be unable to make new commitments or to fund existing commitments to our portfolio companies. Any inability to extend the maturity of or refinance our existing debt, or to obtain new debt, could have a material adverse effect on our business, financial condition or results of operations.
Inflation and Supply Chain Risk could adversely impact our portfolio companies and our results of our operations.
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins.
Uncertainty with respect to the financial stability of the United States and several countries in the European Union (“EU”) could have a significant adverse effect on our business, financial condition and results of operations.
Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of a downgrade of the U.S. longterm sovereign debt credit rating or a recession or economic slowdown in the U.S. In the future, the U.S. Government may not be able to meet its debt payments unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted prior to reaching the debt ceiling and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations, which could negatively impact the U.S. economy and our portfolio companies. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions, further downgrades or warnings by The Standard & Poor Financial Services LLC's Rating Service or other rating agencies, and the U.S. Government’s credit and deficit concerns in general, including issues around the federal debt ceiling, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms.
We are subject to risks associated with a rising interest rate environment that may affect our cost of capital and net investment income.
While interest rates remain relatively low, due to several factors, including longer-term inflationary pressure that may result from the U.S. government’s fiscal policies, the end of the Federal Reserve quantitative easing program and recent increases in the Federal Funds rate, we expect to experience rising interest rates, rather than falling rates in the future.
Because we currently incur indebtedness to fund our investments, a portion of our income depends upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds.To the extent our investments have fixed interest rates or have interest rate floors that are higher than the floor on, or interest rates that “reset” less frequently than, the Credit Facilities, increases in interest rates can lead to interest rate compression and have a material adverse effect on our net investment income. In addition to increasing the cost of borrowed funds, which may materially reduce our net investment income, rising interest rates may also adversely affect our ability to obtain additional debt financing on terms as favorable as under our current debt financings, or at all.
In a rising interest rate environment, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interests rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults on our investments in such portfolio companies. In addition, increasing payment obligations under floating rate loans may cause borrowers to refinance or otherwise repay our loans earlier than they otherwise would, requiring us to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments.
We may hedge against interest rate fluctuations by using hedging instruments such as caps, swaps, futures, options and forward contracts, subject to applicable legal requirements, including all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk. These activities may limit our ability to benefit from lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions or any adverse developments from our use of hedging instruments could have a material adverse effect on our business, financial condition and results of operations. In addition, we may be unable to enter into appropriate hedging transactions when desired and any hedging transactions we enter into may not be effective.
As a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, an increase in interest rates would make it easier for us to meet or exceed the hurdle rate applicable to the incentive fee and may result in a substantial increase in the amount of incentive fees payable to the Advisor with respect to Pre-Incentive Fee Net Investment Income.
Also, an increase in interest rates on investments available to investors could make investment in our common stock less attractive if we are not able to increase our distributions, which could materially reduce the value of our common stock. On March 5 2021, the Financial Conduct Authority (“FCA”) and ICE Benchmark Authority announced that the publication of all EUR and CHF LIBOR settings, the Spot Next/Overnight, 1 week, 2 month and 12 month JPY and GBP LIBOR settings, and the 1 week and 2 months US dollar LIBOR settings would cease after December 31, 2021, while the publication of the overnight, 1 month, 3 month, 6 month, and 12 months USD LIBOR settings will cease after June 30, 2023. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, was formed. The ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On December 6, 2021, the ARRC released a statement selecting and recommending forms of SOFR, along with associated spread adjustments and conforming changes, to replace references to 1-week and 2-month U.S. dollar (USD) LIBOR. We expect that a substantial portion of our future floating rate Investments will be linked to SOFR. At this time, it is not possible to predict the effect of the transition to SOFR. In addition, we may need to renegotiate any credit agreements extending beyond June 2023 with our portfolio companies that utilize LIBOR terms as a factor in determining the interest rate, in order to replace LIBOR with the new standard that is established, which may have an adverse effect on our overall financial condition or results of operations. As such, some or all of these credit agreements may bear a lower interest rate, which would adversely impact our financial condition or results of operations.

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
Terrorist attacks, acts of war, natural disasters, disease outbreaks, pandemics, or other similar events may disrupt our operations, as well as the operations of our portfolio companies. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics, or other similar events could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results, and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

We are highly dependent on information systems and systems failures or interruption could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends and other distributions.
We depend on the communications and information systems of our Adviser and its affiliates as well as certain third-party service providers. As our reliance on these systems has increased, so have the risks posed to these communications and information systems. Any failure or interruption in these systems, including due to (i) electrical or telecommunication outages, (ii) natural disasters such as earthquakes, tornadoes and hurricanes, (iii) disease outbreaks or pandemics, (iv) events arising from local or larger state political or social matters, including terrorist activities, and (v) cyberattacks could cause disruptions in our activities.
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
ITEM 3. LEGAL PROCEEDINGS
    As of December 31, 2021, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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
    Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2021:

Title of Class	Amount Authorized	Amount Issued
Common Stock, par value $0.001 per share	450,000,000	232,419,916
    As of December 31, 2021, we had issued 232.4 million shares of common stock for gross proceeds of $2.4 billion, including the shares purchased by affiliates and shares issued under our DRIP. As of December 31, 2021, we had repurchased 30.8 million shares of common stock for payments of $259.2 million through our share purchase program. As of December 31, 2021, we had 36,991 record holders of our common stock.
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
    We have not established limits on the amount of funds we may use from available sources to fund distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the years ended December 31, 2021, 2020, and 2019 no portion of our distributions were characterized as return of capital for tax purposes, respectively.

Issuer Purchases of Equity Securities
    The table below provides information concerning our repurchases of shares of our common stock during the year ended December 31, 2021, pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs. (in millions)
January 1, 2021 to March 31, 2021	2,776,140	$6.71	2,776,140	—
April 1, 2021 to June 30, 2021	—	—	—	—
July 1, 2021 to September 30, 2021	—	—	—	—
October 1, 2021 to December 31, 2021	—	—	—	—
Total	2,776,140		2,776,140
    See Note 10 to our consolidated financial statements contained in this Annual Report on Form 10-K for a more detailed discussion of the terms of our share repurchase program.

ITEM 6. [Reserved]
    Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
    The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Franklin BSP Lending Corporation (the "Company," "FBLC," "we," or "our") and the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. We are externally managed by our adviser, Franklin BSP Lending Adviser, L.L.C. (the “Adviser”).
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
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the current COVID-19 pandemic and recent supply chain disruptions;
•the impact of geopolitical conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflict between Russia and Ukraine;
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
•the impact of changes to generally accepted accounting principles, and the impact to FBLC; and
•the impact of changes to tax legislation and, generally, our tax position.
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
    Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans, and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues of less than $1 billion, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of December 31, 2021, 74.7% of our portfolio was invested in senior secured loans.
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
Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At December 31, 2021:
Investment Portfolio	$2,779.0
Net assets	1,509.5
Debt (net of deferred financing costs)	1,272.3
Net asset value per share	7.49

Portfolio Activity for the Year Ended December 31, 2021:
Purchases during the period	1,932.8
Sales, repayments, and other exits during the period	1,898.1
Number of portfolio companies at end of period	162

Operating results for the Year Ended December 31, 2021:
Net investment income per share	0.54
Distributions declared per share	0.50
Net increase in net assets resulting from operations per share	1.03
Net investment income	107.6
Net realized and unrealized gain, net of change in deferred taxes	98.5
Net increase in net assets resulting from operations	206.2
Portfolio and Investment Activity
    During the year ended December 31, 2021, we made $1,932.8 million of investments in new and existing portfolio companies and had $1,898.1 million in aggregate amount of sales and repayments, resulting in net investments of $34.7 million for the period. The total portfolio of debt investments at fair value consisted of 91.5% bearing variable interest rates and 8.5% bearing fixed interest rates.

    Our portfolio composition, based on fair value at December 31, 2021 was as follows:

	December 31, 2021
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	65.9%	7.6%
Senior Secured Second Lien Debt	8.8	9.1
Subordinated Debt	4.2	11.0
Debt Subtotal	78.9	7.9
Collateralized Securities (2)	1.3	15.0
Equity/Other (3)	8.8	17.1
FBLC Senior Loan Fund, LLC (3)(4)	11.0	8.0
Total	100.0%	8.8%
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
(4) As of December 31, 2021, FBLC Senior Loan Fund, LLC holdings consisted of 92.7% senior secured debt. On a look-through basis to FBLC Senior Loan Fund, LLC, our portfolio is comprised of approximately 86.2% senior secured debt as of December 31, 2021.
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
    Our portfolio composition, based on fair value at December 31, 2020 was as follows:

	December 31, 2020
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	73.5%	7.1%
Senior Secured Second Lien Debt	9.1	9.4
Subordinated Debt	4.5	12.3
Debt Subtotal	87.1	7.6
Collateralized Securities (2)	4.1	9.6
Equity/Other (3)	8.8	14.8
Total	100.0%	8.3%
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
    The weighted average risk rating of our investments based on fair value was 2.10 and 2.33 as of December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, we had six portfolio companies on non-accrual with a total amortized cost of $42.5 million and fair value of $12.2 million, which represented 1.5% and 0.4% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2020, we had eleven portfolio companies on non-accrual with a total amortized cost of $104.1 million and fair value of $55.4 million, which represented 3.8%, and 2.1% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding our non-accrual policy.
FBLC Senior Loan Fund, LLC
On January 20, 2021, FBLC and Cliffwater Corporate Lending Fund (“CCLF”) formed a joint venture, FBLC Senior Loan Fund, LLC (the “SLF”), that invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. SLF was formed as a Delaware limited liability company and is not consolidated by FBLC for financial reporting purposes. FBLC provides capital to the SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. As of December 31, 2021, FBLC and CCLF owned 79.8% and 20.2%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. FBLC and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As part of the initial contribution to SLF, FBLC contributed $751.8 million of assets including $664.2 million of investments and $42.4 million of cash as well as $446.9 million worth of liabilities including the Citi Credit Facility (as defined below) debt of $344.4 million in exchange for $304.9 million of equity in SLF. As of December 31, 2021, FBLC’s investment in SLF consisted of equity contributions of $304.9 million.
Below is a summary of SLF’s portfolio, as of December 31, 2021 and a listing of the individual investments in SLF’s portfolio as of such date can be found in “Note 3 – Fair Value of Investments” in the notes to the accompanying consolidated financial statements (dollars in thousands):

December 31, 2021
Total assets	$1,195,960
Total investments (1)	$1,088,337
Weighted Average Current Yield for Total Portfolio (2)	5.4%
Number of Portfolio companies in SLF	172
Largest portfolio company investment (1)	$27,965
Total of five largest portfolio company investments (1)	$113,297
_____________________
(1) At fair value
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.
Below is certain summarized financial information for the SLF as of December 31, 2021 and for the period ended December 31, 2021 (dollars in thousands):

Selected Statement of Assets and Liabilities Information	December 31,

2021
ASSETS
Investments, at fair value (amortized cost of $1,085,170)	$1,088,337
Cash and other assets	107,623
Total assets	$1,195,960

LIABILITIES
Revolving credit facilities	$631,562
Secured borrowings	94,737
Other liabilities	71,008
Total liabilities	797,307

MEMBERS' CAPITAL
Total members' capital	398,653

Total liabilities and members' capital	$1,195,960

Selected Statements of Operations Information	For the period January 20, 2021 (inception) through December 31,
2021

Investment income:
Total investment income	$44,964

Operating expenses:
Interest and credit facility financing expenses	10,051
Other expenses	2,161
Total expenses	12,212

Net investment income	32,752

Realized and unrealized gain:
Net realized and unrealized gain	10,093

Net increase in net assets resulting from operations	$42,845

RESULTS OF OPERATIONS
    Operating results for the years ended December 31, 2021, 2020, and 2019 were as follows (dollars in thousands):

	For the years ended December 31,
	2021	2020	2019
Total investment income	$232,786	$196,685	$244,505
Total expenses	121,828	102,919	134,477
Income tax expense, including excise tax	3,311	2,566	1,771
Net investment gain attributable to non-controlling interests	—	—	9
Net investment income	$107,647	$91,200	$108,248
Investment Income
    For the year ended December 31, 2021, total investment income was $232.8 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.7 billion and a weighted average current yield of 8.8%. Included within total investment income was $7.1 million of fee income for the year ended December 31, 2021. Fee income consists primarily of prepayment and amendment fees. For the year ended December 31, 2020 total investment income was $196.7 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.6 billion and a weighted average current yield of 8.3%. Included within total investment income was $6.1 million of fee income for the year ended December 31, 2020. Fee income consists primarily of prepayment and amendment fees. For the year ended December 31, 2019, total investment income was $244.5 million, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.4 billion and a weighted average current yield of 8.9%. Included within total investment income was $3.6 million of fee income for the year ended December 31, 2019. Fee income consists primarily of prepayment and amendment fees.
Operating Expenses
    The composition of our operating expenses for the years ended December 31, 2021, 2020, and 2019 was as follows (dollars in thousands):

	For the years ended December 31,
	2021	2020	2019
Management fees	$39,563	$37,764	$39,837
Incentive fee on income	26,912	6,223	27,062
Interest and debt fees	44,241	46,971	55,312
Professional fees	3,572	5,397	3,553
Other general and administrative	5,807	4,877	7,016
Administrative services	748	702	788
Directors' fees	985	985	909
Total operating expenses	$121,828	$102,919	$134,477
    For the years ended December 31, 2021, 2020, and 2019, we incurred management fees of $39.6 million, $37.8 million, and $39.8 million, respectively. For the years ended December 31, 2021, 2020, and 2019, we incurred incentive fees on income of $26.9 million, $6.2 million, and $27.1 million.
    For the years ended December 31, 2021, 2020, and 2019, we incurred interest and debt fees of $44.2 million, $47.0 million, and $55.3 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, trustee fees, amortization of deferred financing costs, and amortization of discount if applicable related to our revolving credit facilities and unsecured notes, each as defined herein in the section entitled "Borrowings". The decrease in interest and debt fees for the year ended December 31, 2021 as compared to the same periods in 2020 and 2019 is primarily the result of the transfer of the Citi Credit Facility (as defined below) to the SLF as well as the redemption of our 2020 Notes, partially offset by the issuance of our 2026 Notes.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments, Foreign Currency Transactions, and Forward Currency Exchange Contracts
    Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and foreign currency transactions, net of change in deferred taxes for the years ended December 31, 2021, 2020, and 2019 were as follows (dollars in thousands):

	For the years ended December 31,
	2021	2020	2019
Net realized gain (loss)
Control investments	$(6,239)	$(18,650)	$(41,367)
Affiliate investments	23,155	2,448	(21,341)
Non-affiliate investments	1,199	(115,614)	(2,534)
Net realized gain (loss) on foreign currency transactions	(791)	(333)	717
Net realized loss on extinguishment of debt	(1,286)	—	—
Total net realized gain (loss)	16,038	(132,149)	(64,525)
Net change in unrealized appreciation (depreciation) on investments
Control investments	8,806	(13,747)	68,265
Affiliate investments	21,960	(19,275)	7,652
Non-affiliate investments	55,066	35,995	(23,757)
Net change in deferred taxes	(4,076)	2,263	987
Total net change in unrealized appreciation on investments, net of change in deferred taxes	81,756	5,236	53,147
Net change in unrealized depreciation attributable to non-controlling interests	—	—	(3,017)
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	743	(89)	(1,381)
Net realized and unrealized gain (loss)	$98,537	$(127,002)	$(15,776)
    Net realized and unrealized loss on investments and foreign currency transactions, net of change in deferred taxes, resulted in a net gain of $98.5 million for the year ended December 31, 2021 compared to net losses of $(127.0) million, and $(15.8) million, respectively, for the same periods in 2020 and 2019. We look at net realized gain (loss) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.
    The net realized and unrealized gain for the year ended December 31, 2021 was primarily driven by unrealized gains on Senior Secured Investments and Equity Investments.
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
Changes in Net Assets from Operations
    For the year ended December 31, 2021, we recorded a net increase in net assets resulting from operations of $206.2 million versus a net decrease in net assets resulting from operations of $(35.8) million for the year ended December 31, 2020. The increase is primarily driven by an increase in realized and unrealized gain on our investments. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2021 and 2020, respectively, our per share net increase in net assets resulting from operations was $1.03 for the year ended December 31, 2021, versus a net decrease in net assets of $(0.18) for the year ended December 31, 2020.
For the year ended December 31, 2020, we recorded a net decrease in net assets resulting from operations of $(35.8) million versus a net increase in net assets resulting from operations of $92.5 million for the year ended December 31, 2019. The decrease is primarily driven by an increase in realized and unrealized loss on our investments. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2020 and 2019, respectively, our per share net decrease in net assets resulting from operations was $(0.18) for the year ended December 31, 2020, versus a net increase in net assets resulting from operations of $0.49 for the year ended December 31, 2019.

Cash Flows
For the year ended December 31, 2021, net cash used in operating activities was $427.5 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The increase in cash flows used in operating activities for the year ended December 31, 2021 was primarily a result of purchases of investments of $1,612.9 million, offset by sales and repayments of investments of $1,233.8 million.
    Net cash provided by financing activities of $417.9 million during the year ended December 31, 2021 primarily related to proceeds from debt of $1,208.3 million partially offset by payments on debt of $701.0 million and stockholder distributions of $69.2 million.
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

Impact of COVID-19 Pandemic
    The COVID-19 pandemic has resulted in governments around the world implementing a broad suite of measures to help control the spread of the virus, including quarantines, travel restrictions and business curtailments and others. The emergence of COVID-19 has created economic and financial disruptions and disruptions in global supply chains that during the quarter adversely affected, and may continue to affect, our business, financial condition, liquidity and certain of our portfolio companies’ results of operations and liquidity. The extent to which the COVID-19 pandemic will continue to affect our business, financial condition, liquidity and certain of our portfolio companies’ results of operations and liquidity will depend on future developments, which are highly uncertain and cannot be predicted.
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
Recent Developments
Mass Mutual Credit Facility
Effective February 18, 2022, the Company terminated the Mass Mutual Credit Facility (as defined below).
Share Repurchase Program
On December 14, 2021, the Company offered to purchase up to approximately 4,044,000 shares of its common stock pursuant to its SRP at a price equal to $7.46 per share. The offer expired on January 25, 2022 (the "Expiration Date"). On February 24, 2022, the Company purchased 2,927,837 shares of its common stock for aggregate consideration of $21.8 million pursuant to the limitations of the SRP as detailed in Note 10.

Liquidity and Capital Resources
    We generate cash flows from fees, interest, and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of December 31, 2021, we had issued 232.4 million shares of our common stock for gross proceeds of $2.4 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP. As of December 31, 2021, we had $610.0 million of senior unsecured notes outstanding. We suspended the DRIP from March 29, 2020 through June 26, 2020. While the DRIP was suspended, participants and all other holders of our common stock received distributions paid in cash. On March 31, 2020, we issued in a private placement an aggregate amount of 9,532,062 newly issued shares of our common stock at a price of $5.77 per share for aggregate cash proceeds of $55.0 million and on April 30, 2020, we issued in a private placement an aggregate amount of 693,240 newly issued shares of our common stock at a price of $5.77 per share for aggregate cash proceeds of $4.0 million.
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
Distributions
    For the period from January 1, 2018 to March 29, 2020, the Company’s Board of Directors had authorized, and had declared, cash distributions payable on a monthly basis to stockholders of record at a distribution rate of $0.00178082 per day, which is equivalent to approximately $0.65 annually, per share of common stock, except for 2020 where the daily distribution rate was $0.00177596 per day to accurately reflect 2020 being a leap year. Effective April 21, 2020, the Board of Directors of the Company approved a transition in the timing of its distributions to holders of the Company's common stock from a monthly to a quarterly basis. On June 26, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on July 6, 2020 to stockholders of record as of June 30, 2020. On September 25, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on October 1, 2020 to stockholders of record as of September 30, 2020. On November 9, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on January 4, 2021 to stockholders of record as of December 31, 2020. On March 11, 2021, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on April 1, 2021 to stockholders of record as of March 31, 2021. On May 7, 2021, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable July 1, 2021 to stockholders of record as of June 30, 2021. On September 28, 2021, the Board declared a regular quarterly cash dividend of $0.13 per share and a special dividend of $0.02 per share of the Company's common stock, payable on October 1, 2021 to stockholders of record as of September 30, 2021. On November 9, 2021, the Board declared a regular quarterly cash dividend of $0.13 per share and a special dividend of $0.02 per share of the Company's common stock, payable on January 3, 2022 to stockholders of record as of December 31, 2021.
The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.

    The table below shows the components of the distributions we have declared and/or paid during the years ended December 31, 2021, 2020, and 2019 (dollars in thousands).

	For the years ended December 31,
	2021	2020	2019
Distributions declared	$99,737	$90,981	$123,465
Distributions paid	$91,978	$85,990	$123,468
Portion of distributions paid in cash	$69,156	$63,658	$88,563
Portion of distributions paid in DRIP shares	$22,822	$22,332	$34,905
    As of December 31, 2021, we had $23.3 million of distributions accrued and unpaid. As of December 31, 2020, we had $15.5 million of distributions accrued and unpaid.
    We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the years ended December 31, 2021, 2020, and 2019, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2021 will be reported to stockholders shortly after the end of the calendar year 2021 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
    The following table sets forth the distributions declared during the years ended December 31, 2021, 2020, and 2019 (dollars in thousands):

	For the years ended December 31,
	2021	2020	2019
Distributions	$99,737	$90,981	$123,465
Total distributions	$99,737	$90,981	$123,465
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
Related Party Transactions and Agreements
Investment Advisory Agreement
    We entered into an Investment Advisory Agreement as of February 1, 2019, under which the Adviser, subject to the overall supervision of our Board of Directors manages the day-to-day operations of, and provides investment advisory services to us. The Adviser and its affiliates also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. The Adviser and its affiliates serve as investment adviser or sub-adviser to private funds and registered open-end funds, and serves as an investment adviser to a public real estate investment trust. The Adviser’s policies are designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities. In addition, any affiliated fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Adviser or its affiliates. The Board renewed the Investment Advisory Agreement on January 31, 2022.
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
Administration Agreement
    On November 1, 2016, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the years ended December 31, 2021, 2020, and 2019, the Company incurred $1.6 million, $2.0 million, and $2.4 million, respectively, in administrative service fees under the Administration Agreement.
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
Due To/From Affiliated Funds
Included within Prepaid and Other Assets on the Consolidated Statements of Assets and Liabilities as of December 31, 2021 and December 31, 2020 are $2.6 million and $0.0 million, respectively of receivables from Affiliated Funds.

Borrowings
We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. We are continually exploring additional forms of alternative debt financing which could include new or expanded credit facilities or the issuance of debt securities. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with Wells Fargo, JPM and MassMutual and have sold $610.0 million in aggregate principal of unsecured notes.
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
2023 Notes
    On May 11, 2018, the Company entered into a Purchase Agreement relating to the Company's sale of $60.0 million aggregate principal amount of its 5.38% fixed rate notes due May 30, 2023 (the “2023 Notes”). The 2023 Notes are subject to customary indemnification provisions and representations, warranties, and covenants. The net proceeds from the sale of the 2023 Notes were approximately $58.7 million. The 2023 Notes bear interest at a rate of 5.375% per year payable semi-annually.
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
2026 Notes
On March 24, 2021, the Company entered into a Purchase Agreement relating to the Company's sale of $300.0 million aggregate principal amount of its 3.25% fixed rate notes due March 30, 2026 (the “Restricted 2026 Notes”). The net proceeds from the sale of the Restricted 2026 Notes were approximately $296.0 million. Pursuant to a Registration Statement on Form N-14 (File No. 333-257321), on September 22, 2021, the Company closed an exchange offer in which holders of the Restricted 2026 Notes were offered the opportunity to exchange their Restricted 2026 Notes for new registered notes with substantially identical terms (the "Unrestricted 2026 Notes" and, together with the Restricted 2026 Notes, the 2026 Notes), through which holders representing 99.88% of the outstanding principal of the then Restricted 2026 Notes obtained Unrestricted 2026 Notes. The 2026 Notes are subject to customary indemnification provisions and representations, warranties and covenants.The 2026 Notes bear interest at a rate of 3.25% per year payable semi-annually.
See Note 5 to our consolidated financial statements contained in this Annual Report on Form 10-K for a more detailed discussion of our borrowings.

Contractual Obligations
    The following table shows our payment obligations for repayment of debt and other contractual obligations as of December 31, 2021 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$285,000	$—	$—	$285,000	$—
JPM Credit Facility (2)	391,100	—	391,100	—	—
MassMutual Credit Facility (3)	—	—	—	—	—
2026 Notes (4)	296,688	—	—	296,688	—
2024 Notes (5)	99,295	—	99,295	—	—
2023 Notes (6)	59,908	—	59,908	—	—
2022 Notes (7)	149,836	149,836	—	—	—
Total contractual obligations	$1,281,827	$149,836	$550,303	$581,688	$—
______________
(1)As of December 31, 2021, we had $15.0 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.
(2)As of December 31, 2021, we had $8.9 million of unused borrowing capacity under the JPM Credit Facility, subject to borrowing base limits.
(3)As of December 31, 2021, we had $100.0 million of unused borrowing capacity under the MassMutual Credit Facility, subject to borrowing base limits.
(4)As of December 31, 2021, we had no unused borrowing capacity under the 2026 Notes.
(5)As of December 31, 2021, we had no unused borrowing capacity under the 2024 Notes.
(6)As of December 31, 2021, we had no unused borrowing capacity under the 2023 Notes.
(7)As of December 31, 2021, we had no unused borrowing capacity under the 2022 Notes.
Off-Balance Sheet Arrangements
    We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
    In the ordinary course of business, we may enter into future funding commitments. As of December 31, 2021, the Company had unfunded commitments on delayed draw term loans of $163.6 million, unfunded commitments on revolver term loans of $102.9 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $0.8 million. As of December 31, 2020, the Company had unfunded commitments on delayed draw term loans of $42.7 million (including $40.2 million of non-discretionary commitments and $2.5 million of discretionary commitments), unfunded commitments on revolver term loans of $48.5 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $3.8 million. Please refer to Note 7 - Commitments and Contingencies for further detail of these unfunded commitments. We maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.
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
Payment-in-Kind Interest/Dividends
    We may hold debt and equity investments in our portfolio that contain PIK interest and dividend provisions. PIK interest and PIK dividend, which represent contractually deferred interest or dividends that add to the investment balance that is generally due at maturity, are recorded on accrual basis to the extent such amounts are expected to be collected.
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
    As of December 31, 2021, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 2.59% and fixed rate debt, bearing a weighted average interest rate of 4.09% with a total carrying value (net of deferred financing costs) of $1,272.3 million. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 21 Basis Points	$(2,850)
(+) 50 Basis Points	$6,813
(+) 100 Basis Points	$13,626
(+) 200 Basis Points	$27,252
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making that assessment, management used the criteria based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on its assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this Annual Report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
    None.

.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
    The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
    We have adopted a Code of Business Conduct and Ethics which contains a Statement on the Prohibition of Insider Trading that applies to directors, officers, and employees. The Code of Business Conduct and Ethics is available on our website at http://www.fblendingcorp.com. We will report any amendments to or waivers of a required provision of the Code of Business Conduct and Ethics on our website or in a Form 8-K.
ITEM 11. EXECUTIVE COMPENSATION
    The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
    The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
    The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
    The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
PART IV
ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
    The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).
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

4.15
Indenture, dated as of March 29, 2021, by and between the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2021 and herein incorporated by reference).

4.16
First Supplemental Indenture, dated as of March 29, 2021, by and between the Company and U.S. Bank National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 30, 2021 and herein incorporated by reference).

4.17
Form of 3.250% Notes due 2026 sold in reliance on 144A of the Securities Act (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 30, 2021 and herein incorporated by reference).

4.18
Registration Rights Agreement, dated as of March 29, 2021, by and between the Company, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as the representative of the Initial Purchasers (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 30, 2021 and herein incorporated by reference).

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

Exhibit No.	Description
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

10.29
Amendment No. 1 to Loan and Servicing Agreement, dated as of April 6, 2021, among BDCA Funding I, LLC, the Corporation, Wells Fargo Bank, National Association, each of the Lenders and Lender Agents party thereto and U.S. Bank National Association (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2021 and herein incorporated by reference).

10.30
Sale Agreement, dated as of August 28, 2020, between 57th Street Funding, LLC and the Corporation (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 3, 2020 and herein incorporated by reference).

10.31
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

Exhibit No.	Description
32
Written statement of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEM 16. FORM 10-K SUMMARY
    None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of March 2022.

FRANKLIN BSP LENDING CORPORATION
By:
/s/ Richard J. Byrne Name: Richard J. Byrne Title: Chief Executive Officer, President, and Chairman of the Board of Directors
* * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	March 17, 2022
/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 17, 2022
/s/ Lee S. Hillman Lee S. Hillman	Independent Director	March 17, 2022
/s/ Ronald J. Kramer Ronald J. Kramer	Independent Director	March 17, 2022
/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	March 17, 2022
/s/ Edward G. Rendell Edward G. Rendell	Independent Director	March 17, 2022
/s/ Dennis M. Schaney Dennis M. Schaney	Independent Director	March 17, 2022

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management's assessment included an evaluation of the design of our internal control over financial reporting. Based on this evaluation, we have concluded that, as of December 31, 2021, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Franklin BSP Lending Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Franklin BSP Lending Corporation, f/k/a Business Development Corporation of America (the Company), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodian, brokers or the underlying investee or by other appropriate auditing procedures where replies from brokers were not received. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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
At December 31, 2021, the fair value of the Company’s investments categorized as Level 3 of the fair value hierarchy (Level 3 investments) totaled $2,676,891,000. The Company determines the fair value of these investments by using the valuation approaches and techniques and significant unobservable inputs and assumptions described in Notes 2 and 3 to the consolidated financial statements. The valuation approaches primarily used by the Company are the income approach, the market approach, or both approaches, as appropriate, and the primary valuation techniques used are a discounted cash flow, a waterfall analysis or a yield analysis. The significant unobservable inputs include discount rates, market yields, revenue multiples, EBITDA multiples, tangible book value (TBV) multiples and tangible net asset value multiples.

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

New York, NY
March 17, 2022

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	December 31,
	2021	2020

ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $614,408 and $198,405, respectively)	$657,414	$232,605
Affiliate Investments, at fair value (amortized cost of $154,211 and $254,478, respectively)	110,952	189,259
Non-affiliate Investments, at fair value (amortized cost of $2,014,998 and $2,261,118, respectively)	2,010,598	2,201,652
Investments, at fair value (amortized cost of $2,783,617 and $2,714,001, respectively)	2,778,964	2,623,516
Cash and cash equivalents	42,774	53,182
Interest and dividends receivable	29,089	14,875
Receivable for unsettled trades	37,379	48,350
Prepaid expenses and other assets	6,749	2,675
Unrealized appreciation on forward currency exchange contracts	266	—
Total assets	$2,895,221	$2,742,598

LIABILITIES
Debt (net of deferred financing costs of $9,553 and $13,098, respectively)	$1,272,274	$1,104,723
Stockholder distributions payable	23,253	15,494
Management fees payable	10,499	9,558
Incentive fee on income payable	7,169	6,223
Accounts payable and accrued expenses	29,975	8,343
Payable for unsettled trades	34,394	192,008
Interest and debt fees payable	8,044	5,931
Directors' fees payable	121	86
Unrealized depreciation on forward currency exchange contracts	—	477
Total liabilities	1,385,729	1,342,843
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 450,000,000 shares authorized; 232,419,916 issued and 201,610,757 outstanding at December 31, 2021, and 229,288,951 issued and 201,390,728 outstanding at December 31, 2020	202	201
Additional paid in capital	1,913,365	1,908,116
Total distributable loss	(404,075)	(508,562)
Total net assets	1,509,492	1,399,755

Total liabilities and net assets	$2,895,221	$2,742,598

Net asset value per share	$7.49	$6.95
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)

	For the years ended December 31,
	2021	2020	2019
Investment income:
From control investments
Interest income	$12,145	$19,504	$22,817
Dividend income	56,034	18,452	14,850
Fee and other income	107	19	5
Total investment income from control investments	68,286	37,975	37,672
From affiliate investments
Interest income	10,800	4,593	12,765
Dividend income	3,355	3,476	4,482
Fee and other income	2,036	150	35
Total investment income from affiliate investments	16,191	8,219	17,282
From non-affiliate investments
Interest income	143,098	144,194	182,885
Dividend income	270	81	1,773
Fee and other income	4,934	5,939	3,602
Total investment income from non-affiliate investments	148,302	150,214	188,260
Interest from cash and cash equivalents	7	277	1,291
Total investment income	232,786	196,685	244,505
Operating expenses:
Management fees	39,563	37,764	39,837
Incentive fee on income	26,912	6,223	27,062
Interest and debt fees	44,241	46,971	55,312
Professional fees	3,572	5,397	3,553
Other general and administrative	5,807	4,877	7,016
Administrative services	748	702	788
Directors' fees	985	985	909
Total expenses	121,828	102,919	134,477

Income tax expense, including excise tax	3,311	2,566	1,771
Net investment gain attributable to non-controlling interests	—	—	9
Net investment income	107,647	91,200	108,248

Realized and unrealized gain (loss):
Net realized gain (loss)
Control investments	(6,239)	(18,650)	(41,367)
Affiliate investments	23,155	2,448	(21,341)
Non-affiliate investments	1,199	(115,614)	(2,534)
Net realized gain (loss) on foreign currency transactions	(791)	(333)	717
Net realized loss on extinguishment of debt	(1,286)	—	—
Total net realized gain (loss)	16,038	(132,149)	(64,525)
Net change in unrealized appreciation (depreciation) on investments
Control investments	8,806	(13,747)	68,265
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)

	For the years ended December 31,
	2021	2020	2019
Affiliate investments	21,960	(19,275)	7,652
Non-affiliate investments	55,066	35,995	(23,757)
Net change in deferred taxes	(4,076)	2,263	987
Total net change in unrealized appreciation on investments, net of change in deferred taxes	81,756	5,236	53,147
Net change in unrealized depreciation attributable to non-controlling interests	—	—	(3,017)
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	743	(89)	(1,381)
Net realized and unrealized gain (loss)	98,537	(127,002)	(15,776)
Net increase (decrease) in net assets resulting from operations	$206,184	$(35,802)	$92,472

Per share information - basic and diluted
Net investment income	$0.54	$0.46	$0.57
Net increase (decrease) in net assets resulting from operations	$1.03	$(0.18)	$0.49
Weighted average shares outstanding	200,070,608	197,482,855	189,940,267

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)

	For the years ended December 31,
	2021	2020	2019
Operations:
Net investment income	$107,647	$91,200	$108,248
Net realized gain (loss) from investments	18,115	(131,816)	(65,242)
Net realized gain (loss) on foreign currency transactions	(791)	(333)	717
Net realized loss on extinguishment of debt	(1,286)	—	—
Net change in unrealized appreciation on investments	85,832	2,973	52,160
Net change in deferred taxes	(4,076)	2,263	987
Net change in unrealized depreciation attributable to non-controlling interests	—	—	(3,017)
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	743	(89)	(1,381)
Net increase (decrease) in net assets resulting from operations	206,184	(35,802)	92,472
Stockholder distributions:
Distributions	(99,737)	(90,981)	(123,465)
Net decrease in net assets from stockholder distributions	(99,737)	(90,981)	(123,465)
Capital share transactions:
Acquisition of non-controlling interest	—	—	6,024
Issuance of common stock, net of issuance costs	—	59,000	—
Reinvestment of stockholder distributions	22,822	22,332	34,905
Repurchases of common stock	(19,532)	(17,477)	(36,286)
Net increase in net assets from capital share transactions	3,290	63,855	4,643
Total increase (decrease) in net assets, before non-controlling interest	109,737	(62,928)	(26,350)
Decrease in non-controlling interest	—	—	(3,686)
Total increase (decrease) in net assets	109,737	(62,928)	(30,036)
Net assets at beginning of year	1,399,755	1,462,683	1,492,719
Net assets at end of year	$1,509,492	$1,399,755	$1,462,683

Net asset value per common share attributable to Franklin BSP Lending Corporation	$7.49	$6.95	$7.69
Common shares outstanding at end of year	201,610,757	201,390,728	190,207,517

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the years ended December 31,
	2021	2020	2019
Operating activities:
Net increase (decrease) in net assets resulting from operations	$206,184	$(35,802)	$92,472
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(8,114)	(7,608)	(5,209)
Net accretion of discount on investments	(8,640)	(7,748)	(9,210)
Amortization of deferred financing costs	3,228	4,050	3,586
Amortization of discount on unsecured notes	1,063	665	563
Sales and repayments of investments	1,233,840	847,245	786,830
Purchases of investments	(1,612,937)	(1,038,064)	(996,963)
Net realized (gain) loss from investments	(18,115)	131,816	65,242
Net realized (gain) loss on foreign currency transactions	791	333	(717)
Net realized loss on extinguishment of debt	1,286	—	—
Net change in unrealized appreciation on investments	(85,832)	(2,973)	(52,160)
Net change in unrealized (appreciation) depreciation from forward currency exchange contracts	(743)	89	1,381
(Increase) decrease in operating assets:
Interest and dividends receivable	(14,214)	2,172	5,156
Receivable for unsettled trades	10,971	(20,455)	(21,687)
Prepaid expenses and other assets	(4,074)	259	(420)
Increase (decrease) in operating liabilities:
Management fees payable	941	(540)	387
Incentive fee on income payable	946	(290)	823
Accounts payable and accrued expenses	21,370	(6,876)	(388)
Payable for unsettled trades	(157,614)	151,661	7,426
Interest and debt fees payable	2,113	(5,494)	(583)
Directors' fees payable	35	32	(35)
Net cash provided by (used in) operating activities	(427,515)	12,472	(123,506)

Financing activities:
Acquisition of non-controlling interest	—	—	6,024
Proceeds from issuance of shares of common stock, net	—	59,000	—
Repurchases of common stock	(19,532)	(17,477)	(36,291)
Proceeds from debt	1,208,294	1,057,100	408,800
Payments on debt	(701,000)	(1,035,002)	(211,000)
Payments of financing costs	(708)	(5,406)	(2,717)
Stockholder distributions	(69,156)	(63,658)	(88,563)
Decrease in non-controlling interest	—	—	(3,686)
Net cash provided by (used in) financing activities	417,898	(5,443)	72,567

Net increase (decrease) in cash and cash equivalents	(9,617)	7,029	(50,939)
Effect of foreign currency exchange rates	(791)	(317)	717
Cash and cash equivalents, beginning of year	53,182	46,470	96,692
Cash and cash equivalents, end of year	$42,774	$53,182	$46,470
Supplemental information:
Interest paid during the year	$36,091	$41,786	$51,506
Net taxes, including excise tax, paid during the year	$2,186	$2,600	$1,533
Distributions reinvested	$22,822	$22,332	$34,905
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the years ended December 31,
	2021	2020	2019
Securities received from in-kind distribution	$—	$44,411	$—
Assets and liabilities exchanged for interest in FBLC Senior Loan Fund, LLC (Note 3)	$262,544	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 121.3% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+7.50% (8.50%), 3/4/2027	$10,441	$10,264	$10,754	0.7%
1236904 BC, Ltd. (c) (h) (i)	Software/Services	L+5.50% (5.60%), 3/4/2027	18,639	18,079	18,276	1.2%
Absolute Software Corp. (a) (c) (h)	Software/Services	L+6.00% (6.75%), 7/1/2027	46,405	45,555	45,556	3.0%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+6.25% (7.25%), 5/7/2027	13,772	13,526	13,527	0.9%
ADCS Clinics Intermediate Holdings, LLC (c)	Healthcare	L+6.25% (7.25%), 5/7/2027	2,119	2,119	2,082	0.1%
Arch Global Precision, LLC (c)	Industrials	L+4.50% (4.72%), 4/1/2026	2,216	2,216	2,216	0.1%
Arch Global Precision, LLC (c) (h) (i)	Industrials	L+4.50% (4.72%), 4/1/2026	7,556	7,526	7,556	0.5%
Arctic Holdco, LLC (c)	Paper & Packaging	L+6.00% (7.00%), 12/23/2026	6,938	6,938	6,834	0.6%
Arctic Holdco, LLC (c)	Paper & Packaging	L+6.00% (7.00%), 12/23/2026	1,015	1,015	1,000	0.1%
Arctic Holdco, LLC (c) (h) (i)	Paper & Packaging	L+6.00% (7.00%), 12/23/2026	51,003	49,921	50,238	3.3%
Armada Parent, Inc. (c) (h)	Industrials	L+5.75% (6.50%), 10/29/2027	45,169	44,292	44,293	2.9%
Armada Parent, Inc. (c)	Industrials	L+5.75% (6.50%), 10/29/2027	452	452	443	0.0%
Aventine Holdings, LLC (c)	Media/Entertainment	10.25%, 6/18/2027	22,439	21,881	21,880	1.5%
Aventine Holdings, LLC (c)	Media/Entertainment	L+6.00% (6.75%), 6/18/2027	25,159	24,658	24,658	1.6%
Axiom Global, Inc. (c) (h) (i)	Business Services	L+4.75% (5.50%), 10/1/2026	20,525	20,370	20,525	1.4%
BCPE Oceandrive Buyer, Inc. (c) (i)	Healthcare	L+6.25% (7.00%), 12/29/2028	20,550	20,088	20,088	1.3%
Bearcat Buyer, Inc. (c) (i)	Healthcare	L+4.25% (5.25%), 7/9/2026	151	151	151	0.0%
Bearcat Buyer, Inc. (c) (i)	Healthcare	L+4.25% (5.25%), 7/9/2026	726	726	726	0.0%
Black Mountain Sand, LLC (c)	Energy	L+9.00% (10.50%), 6/28/2024	17,145	17,071	17,145	1.1%
Capstone Logistics (c)	Transportation	L+4.75% (5.75%), 11/12/2027	1,127	1,127	1,127	0.1%
Capstone Logistics (c) (h)	Transportation	L+4.75% (5.75%), 11/12/2027	19,208	19,053	19,208	1.3%
Capstone Logistics (c)	Transportation	P+3.75% (7.00%), 11/12/2025	278	278	278	0.0%
CDS U.S. Intermediate Holdings, Inc. (a) (h) (i) (p)	Media/Entertainment	L+6.00% (7.00%), 11/24/2025	5,570	5,514	5,565	0.4%
CHA Holdings, Inc. (c) (i)	Business Services	L+4.50% (5.50%), 4/10/2025	520	493	520	0.0%
Chudy Group, LLC (c) (h)	Healthcare	L+5.75% (6.75%), 6/30/2027	20,600	20,317	20,318	1.3%
Cobblestone Intermediate Holdco, LLC (c) (i)	Consumer	L+5.25% (6.25%), 1/29/2026	15,014	14,927	15,014	1.0%
Cobblestone Intermediate Holdco, LLC (c)	Consumer	L+5.50% (6.25%), 1/29/2026	1,116	1,116	1,116	0.1%
Cold Spring Brewing, Co. (c) (h) (i)	Food & Beverage	L+4.75% (5.75%), 12/19/2025	7,746	7,694	7,746	0.5%
Communication Technology Intermediate, LLC (c) (h)	Business Services	L+5.75% (6.75%), 5/5/2027	18,072	17,750	18,072	1.2%
Communication Technology Intermediate, LLC (c)	Business Services	L+5.75% (6.75%), 5/5/2027	6,286	6,286	6,286	0.4%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Community Care Health Network, LLC (h)	Healthcare	L+4.75% (4.85%), 2/17/2025	$8	$7	$7	0.0%
Corfin Industries, LLC (c) (h) (i)	Industrials	L+5.75% (6.75%), 2/5/2026	16,520	16,277	16,520	1.1%
Cornerstone Chemical, Co.	Chemicals	6.75%, 8/15/2024	14,850	14,369	13,271	0.9%
CRS-SPV, Inc. (c) (j) (o) (w)	Industrials	L+4.50% (5.50%), 3/8/2022	62	62	62	0.0%
Drilling Info Holdings, Inc. (c) (i)	Business Services	L+4.25% (4.35%), 7/30/2025	7,024	6,833	7,024	0.5%
Dynagrid Holdings, LLC (c)	Utilities	L+6.00% (7.00%), 12/18/2025	679	679	679	0.0%
Dynagrid Holdings, LLC (c) (i)	Utilities	L+6.00% (7.00%), 12/18/2025	14,336	14,101	14,336	0.9%
FGT Purchaser, LLC (c) (h)	Consumer	L+5.50% (6.50%), 9/13/2027	21,445	21,038	21,038	1.4%
FGT Purchaser, LLC (c)	Consumer	L+5.50% (6.50%), 9/13/2027	643	643	631	0.0%
Foresight Energy Operating, LLC (c) (p)	Energy	L+8.00% (9.50%), 6/30/2027	1,091	1,091	1,102	0.1%
Galway Borrower, LLC (c) (h)	Financials	L+5.25% (6.00%), 9/29/2028	26,354	25,878	25,845	1.7%
Gold Standard Baking, Inc. (c) (t)	Food & Beverage	P+5.50% (8.75%) 2.00% PIK, 7/25/2022	2,515	2,176	755	0.1%
Green Energy Partners/Stonewall, LLC	Utilities	L+6.00% (6.50%), 11/12/2026	10,339	10,138	10,235	0.7%
Health Plan One, Inc. (c) (j)	Financials	L+7.50% (8.50%), 7/15/2025	10,695	10,317	10,695	0.7%
Higginbotham Insurance Agency, Inc. (c) (h)	Financials	L+5.50% (6.25%), 11/25/2026	11,521	11,380	11,521	0.8%
Higginbotham Insurance Agency, Inc. (c)	Financials	L+5.50% (6.25%), 11/25/2026	4,091	4,091	4,091	0.3%
Hospice Care Buyer, Inc. (c)	Healthcare	L+6.50% (7.50%), 12/9/2026	4,579	4,579	4,527	0.3%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+6.50% (7.50%), 12/9/2026	24,561	23,956	24,283	1.6%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+6.50% (7.50%), 12/9/2026	18,191	17,804	17,986	1.2%
Hospice Care Buyer, Inc. (c)	Healthcare	P+5.50% (8.75%), 12/9/2026	1,705	1,705	1,686	0.1%
ICR Operations, LLC (c) (h)	Business Services	L+5.50% (6.50%), 11/22/2028	42,773	41,931	41,930	2.8%
ICR Operations, LLC (c)	Business Services	L+5.25% (6.25%), 11/22/2027	3,089	3,089	3,028	0.2%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+5.25% (6.25%), 7/31/2024	45	45	45	0.0%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	L+5.25% (6.25%), 7/31/2024	820	812	820	0.1%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	L+5.25% (6.25%), 7/31/2024	26,837	26,699	26,837	1.8%
Ideal Tridon Holdings, Inc. (c) (j)	Industrials	L+5.25% (6.25%), 7/31/2023	883	883	883	0.1%
IG Investments Holdings, LLC (c) (h)	Business Services	L+6.00% (6.75%), 9/22/2028	17,807	17,465	17,465	1.2%
IG Investments Holdings, LLC (c)	Business Services	L+6.00% (6.75%), 9/22/2027	695	695	682	0.0%
Integrated Efficiency Solutions, Inc. (c) (o) (w)	Industrials	7.50%, 12/31/2025	1,436	1,436	1,436	0.1%
Integrated Efficiency Solutions, Inc. (c) (o) (w)	Industrials	7.50%, 12/31/2025	131	131	131	0.0%
Integrated Global Services, Inc. (c) (i)	Industrials	L+6.00% (7.00%), 2/4/2026	11,385	11,230	10,928	0.7%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Integrated Global Services, Inc. (c) (j)	Industrials	L+6.00% (7.00%), 2/4/2026	$1,622	$1,622	$1,556	0.1%
Internap Corp. (c) (h) (p)	Business Services	L+6.50% (7.50%) 5.50% PIK, 5/8/2025	6,294	6,294	5,475	0.4%
International Cruise & Excursions, Inc. (c) (i)	Business Services	L+5.25% (6.25%), 6/6/2025	4,900	4,874	4,459	0.3%
K2 Intelligence Holdings, Inc. (c) (h) (i)	Business Services	L+5.75% (6.75%), 9/23/2024	10,251	10,140	9,539	0.6%
Kaman Distribution Corp. (c) (h) (i)	Industrials	L+5.00% (5.10%), 8/26/2026	20,448	19,219	20,448	1.4%
KidKraft, Inc. (c) (w)	Consumer	L+5.00% (6.00%), 8/15/2022	1,060	680	1,060	0.1%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,983	2,983	2,871	0.2%
Knowledge Pro Buyer, Inc. (c) (i)	Business Services	L+5.75% (6.50%), 12/10/2027	24,800	24,309	24,309	1.6%
Knowledge Pro Buyer, Inc. (c)	Business Services	L+5.75% (6.50%), 12/10/2027	607	607	595	0.0%
Labrie Environmental Group, LLC (a) (c) (h)	Industrials	L+5.50% (6.50%), 9/1/2026	22,580	22,229	22,580	1.5%
Lakeland Tours, LLC (c) (h) (i)	Education	L+7.50% (8.75%) 6.00% PIK, 9/25/2025	3,565	3,548	3,565	0.2%
Lakeland Tours, LLC (c) (h) (i)	Education	L+7.50% (8.75%) 6.00% PIK, 9/25/2025	4,321	3,955	3,889	0.3%
Lakeland Tours, LLC (c) (h)	Education	L+12.00% (13.25%) 6.00% PIK, 9/25/2023	1,875	1,875	1,875	0.1%
Lakeland Tours, LLC (c) (h) (i)	Education	13.25% PIK, 9/27/2027	4,700	3,010	3,290	0.2%
Lakeview Health Holdings, Inc. (c) (o) (w)	Healthcare	P+6.00% (9.25%), 10/15/2024	414	414	414	0.0%
Lakeview Health Holdings, Inc. (c) (o) (t) (w)	Healthcare	P+4.50% (7.75%) PIK, 10/15/2024	1,576	600	584	0.0%
LightSquared, LP	Telecom	15.50% PIK, 11/1/2023	1,794	1,794	1,471	0.1%
Manna Pro Products, LLC (c)	Consumer	L+6.00% (7.00%), 12/10/2026	4,033	4,033	4,033	0.3%
Manna Pro Products, LLC (c) (i)	Consumer	L+6.00% (7.00%), 12/10/2026	33,250	32,596	33,250	2.2%
Manna Pro Products, LLC (c)	Consumer	L+6.00% (7.00%), 12/10/2026	744	744	744	0.0%
McDonald Worley, P.C. (c)	Business Services	26.00% PIK, 12/31/2024	12,080	12,080	11,826	0.8%
MCS Acquisition Corp. (c)	Business Services	L+6.00% (7.00%), 10/2/2025	780	780	780	0.1%
Medical Depot Holdings, Inc. (c) (h) (i)	Healthcare	L+9.50% (10.50%) 4.00% PIK, 6/2/2025	19,929	19,510	19,630	1.3%
Medical Management Resource Group, LLC (c) (h)	Healthcare	L+5.75% (6.50%), 9/30/2027	16,139	15,830	15,829	1.0%
MGTF Radio Company, LLC (c) (j) (o)	Media/Entertainment	L+6.00% (7.00%), 4/1/2024	51,596	51,529	42,567	2.8%
Midwest Can Company, LLC (c) (h) (i)	Paper & Packaging	L+6.00% (7.00%), 3/2/2026	32,385	31,896	32,385	2.1%
Midwest Can Company, LLC (c) (j)	Paper & Packaging	L+6.00% (7.00%), 3/2/2026	565	565	565	0.0%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+6.50% (7.50%), 3/15/2024	11,346	11,246	11,346	0.8%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+6.50% (7.50%), 3/15/2024	10,377	10,269	10,377	0.7%
Ministry Brands, LLC (c) (i)	Software/Services	L+4.00% (5.00%), 12/2/2022	5,610	5,585	5,610	0.4%
Mintz Group, LLC (c) (i)	Business Services	L+4.25% (5.25%), 3/18/2026	3,986	3,958	3,986	0.3%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Mirra-Primeaccess Holdings, LLC (c) (h)	Healthcare	L+6.50% (7.50%), 7/29/2026	$49,321	$48,419	$49,321	3.3%
Muth Mirror Systems, LLC (c) (h) (i)	Technology	L+5.25% (6.25%), 4/23/2025	15,140	14,973	14,032	0.9%
New Star Metals, Inc. (c) (h) (i)	Industrials	L+5.00% (6.00%), 1/9/2026	32,817	32,335	32,817	2.2%
Norvax, LLC (a) (c)	Business Services	L+6.50% (7.50%), 9/13/2024	893	893	893	0.1%
NTM Acquisition Corp. (c) (h) (i)	Media/Entertainment	L+7.25% (8.25%) 1.00% PIK, 6/7/2024	21,678	21,655	21,093	1.4%
Odessa Technologies, Inc. (c) (h)	Software/Services	L+5.75% (6.50%), 10/19/2027	14,451	14,172	14,172	0.9%
Olaplex, Inc. (c) (h) (i)	Consumer	L+6.25% (7.25%), 1/8/2026	16,792	16,567	16,792	1.1%
ORG GC Holdings, LLC (c) (o)	Business Services	L+6.50% (7.50%) PIK, 11/24/2026	8,343	8,343	8,343	0.6%
Pie Buyer, Inc. (c) (i)	Food & Beverage	L+5.50% (6.50%), 4/5/2027	28,390	27,644	28,390	1.9%
Pie Buyer, Inc. (c)	Food & Beverage	L+5.50% (6.50%), 4/5/2027	1,471	1,471	1,471	0.1%
Pilot Air Freight, LLC (c) (i)	Transportation	L+5.25% (6.25%), 7/25/2024	8,964	8,859	8,964	0.6%
Pilot Air Freight, LLC (c)	Transportation	L+5.25% (6.25%), 7/25/2024	2,326	2,326	2,326	0.2%
PlayPower, Inc. (c) (h) (i)	Industrials	L+5.50% (5.72%), 5/8/2026	23,961	23,737	22,786	1.5%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (9.00%), 4/6/2027	18,826	18,496	18,481	1.2%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (9.00%), 4/6/2027	6,728	6,605	6,605	0.4%
Point Broadband Acquisition, LLC (c) (h)	Telecom	L+6.00% (7.00%), 9/29/2028	19,340	18,874	18,874	1.3%
Premier Global Services, Inc. (c) (t)	Telecom	P+5.50% (8.75%), 6/8/2023	5,024	4,908	251	0.0%
Premier Global Services, Inc. (c)	Telecom	P+5.50% (8.75%), 3/31/2022	969	969	969	0.1%
Prototek, LLC (c) (h)	Industrials	L+5.75% (6.75%), 10/20/2026	11,172	10,971	11,060	0.7%
Prototek, LLC (c)	Industrials	L+5.75% (6.75%), 10/20/2026	1,242	1,242	1,229	0.1%
PSKW, LLC (c) (h) (i)	Healthcare	L+6.25% (7.25%), 3/9/2026	29,475	28,961	29,475	2.0%
PT Network, LLC (c) (h)	Healthcare	L+7.50% (8.50%) 2.00% PIK, 11/30/2023	17,179	17,142	17,179	1.1%
PT Network, LLC (c)	Healthcare	L+7.50% (8.50%) 2.00% PIK, 11/30/2023	395	395	395	0.0%
Questex, Inc. (c) (h) (i)	Media/Entertainment	L+5.00% (6.00%), 9/9/2024	15,665	15,525	14,257	0.9%
Questex, Inc. (c) (j)	Media/Entertainment	L+5.00% (6.00%), 9/9/2024	1,550	1,550	1,410	0.1%
Reddy Ice Corp. (c) (j)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	1,807	1,795	1,772	0.1%
Reddy Ice Corp. (c)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	1,476	1,476	1,447	0.1%
Reddy Ice Corp. (c)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	4,844	4,845	4,707	0.3%
Reddy Ice Corp. (c) (h) (i)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	19,147	18,812	18,774	1.2%
Refresh Parent Holdings, Inc. (c)	Healthcare	L+6.50% (7.50%), 12/9/2026	3,035	3,035	3,035	0.2%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Refresh Parent Holdings, Inc. (c) (h)	Healthcare	L+6.50% (7.50%), 12/9/2026	$9,487	$9,277	$9,487	0.6%
Refresh Parent Holdings, Inc. (c) (h)	Healthcare	L+6.50% (7.50%), 12/9/2026	1,159	1,136	1,136	0.1%
Refresh Parent Holdings, Inc. (c)	Healthcare	P+5.50% (8.75%), 12/9/2026	406	406	406	0.0%
Relativity Oda, LLC (c) (i)	Software/Services	L+7.50% (8.50%) PIK, 5/12/2027	4,885	4,781	4,787	0.3%
REP TEC Intermediate Holdings, Inc. (c) (h) (i)	Software/Services	L+6.50% (7.50%), 12/1/2027	28,236	27,758	27,717	1.8%
Resco Products, Inc. (c)	Industrials	L+7.00% (9.00%) 2.00% PIK, 6/5/2022	9,376	9,376	9,376	0.6%
Roadsafe Holdings, Inc. (c) (i)	Industrials	L+5.75% (6.75%), 10/19/2027	7,832	7,692	7,692	0.5%
Roadsafe Holdings, Inc. (c)	Industrials	P+4.75% (8.00%), 10/19/2027	2,879	2,879	2,828	0.2%
RSC Acquisition, Inc. (c)	Financials	L+5.50% (6.25%), 10/30/2026	4,249	4,249	4,208	0.3%
RSC Acquisition, Inc. (c)	Financials	L+5.50% (6.25%), 10/30/2026	1,293	1,293	1,280	0.1%
RSC Acquisition, Inc. (c) (i)	Financials	L+5.50% (6.25%), 10/30/2026	1,847	1,829	1,829	0.1%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	L+6.00% (6.75%), 11/18/2027	33,324	32,671	32,671	2.2%
Saturn SHC Buyer Holdings, Inc. (c)	Healthcare	P+5.00% (8.25%), 11/18/2027	3,332	3,332	3,267	0.2%
SCIH Salt Holdings, Inc. (c)	Industrials	L+4.00% (5.00%), 3/17/2025	1,030	1,030	978	0.1%
Sherlock Buyer Corp. (c) (i)	Business Services	L+5.75% (6.50%), 12/8/2028	11,124	10,904	10,904	0.7%
Simplifi Holdings, Inc. (c) (h)	Media/Entertainment	L+5.50% (6.25%), 10/1/2027	35,460	34,781	34,779	2.3%
Skillsoft Corp. (a) (h)	Technology	L+4.75% (5.50%), 7/14/2028	1,460	1,440	1,462	0.1%
St. Croix Hospice Acquisition Corp. (c) (i)	Healthcare	L+6.00% (7.00%), 10/30/2026	25,680	25,267	25,680	1.7%
STRIPER BUYER, LLC (c) (h)	Paper & Packaging	L+5.50% (6.25%), 12/30/2026	12,393	12,287	12,393	0.8%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (8.00%), 3/29/2023	4,697	4,663	4,697	0.3%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (8.00%), 3/29/2023	7,916	7,877	7,916	0.5%
Subsea Global Solutions, LLC (c) (j)	Business Services	L+7.00% (8.00%), 3/29/2023	963	963	963	0.1%
SunMed Group Holdings, LLC (c) (h)	Healthcare	L+5.75% (6.50%), 6/16/2028	9,054	8,908	8,909	0.6%
SunMed Group Holdings, LLC (c)	Healthcare	L+5.75% (6.50%), 6/16/2027	96	96	95	0.0%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+6.00% (10.00%) PIK, 3/31/2022	6,633	3,833	464	0.0%
Tax Defense Network, LLC (c) (p) (t)	Consumer	10.00% PIK, 3/31/2022	3,678	2,986	3,678	0.3%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+6.00% (10.00%) PIK, 3/31/2022	37,368	21,646	2,616	0.2%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+4.00% (4.75%), 5/18/2028	3,475	3,459	3,475	0.2%
Tillamook Country Smoker, LLC (c) (h)	Food & Beverage	L+7.75% (8.75%), 5/19/2022	9,629	9,618	8,493	0.6%
Tillamook Country Smoker, LLC (c) (j)	Food & Beverage	L+7.75% (8.75%), 5/19/2022	2,561	2,561	2,259	0.1%
Trilogy International Partners, LLC (a)	Telecom	8.88%, 5/15/2023	15,510	15,240	15,359	1.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Trilogy International Partners, LLC (a) (c) (h)	Telecom	10.00%, 5/1/2022	$6,298	$6,235	$6,298	0.4%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+5.25% (6.00%), 6/29/2027	20,424	20,050	20,050	1.3%
Trinity Air Consultants Holdings Corp. (c)	Business Services	L+5.25% (6.00%), 6/29/2027	1,594	1,594	1,565	0.1%
Triple Lift, Inc. (c) (i)	Software/Services	L+5.75% (6.50%), 5/8/2028	22,983	22,566	22,983	1.5%
University of St. Augustine Acquisition Corp. (c) (h) (i)	Education	L+4.25% (5.25%), 2/2/2026	23,520	23,177	23,520	1.6%
Urban One, Inc.	Media/Entertainment	7.38%, 2/1/2028	1,561	1,561	1,613	0.1%
US Oral Surgery Management Holdco, LLC (c)	Healthcare	L+5.50% (6.25%), 11/18/2027	428	428	420	0.0%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare	L+5.50% (6.25%), 11/18/2027	12,173	11,934	11,934	0.8%
US Salt Investors, LLC (c) (h)	Chemicals	L+5.50% (6.25%), 7/19/2028	20,133	19,756	19,757	1.3%
Vantage Mobility International, LLC (c) (p) (t) (w)	Transportation	L+6.00% (7.00%), 3/21/2024	1,897	251	251	0.0%
Vantage Mobility International, LLC (c) (p) (w)	Transportation	L+6.00% (7.00%), 3/21/2024	244	244	244	0.0%
Vensure Employer Services, Inc. (c) (i)	Business Services	L+4.75% (5.50%), 3/26/2027	9,614	9,536	9,614	0.6%
Westwood Professional Services, Inc. (c)	Business Services	L+6.00% (7.00%), 5/26/2026	1,007	1,007	982	0.1%
Westwood Professional Services, Inc. (c) (i)	Business Services	L+6.00% (7.00%), 5/26/2026	8,648	8,495	8,431	0.6%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	L+5.75% (6.50%), 6/22/2028	29,420	28,876	28,876	1.9%
WHCG Purchaser III, Inc. (c)	Healthcare	L+5.75% (6.50%), 6/22/2028	919	919	902	0.1%
WIN Holdings III Corp. (c) (h)	Consumer	L+5.75% (6.50%), 7/16/2028	31,627	31,036	31,035	2.1%
WIN Holdings III Corp. (c)	Consumer	L+5.75% (6.50%), 7/16/2026	556	556	546	0.0%
WMK, LLC (c) (j)	Business Services	L+5.75% (6.75%), 9/5/2025	2,558	2,550	2,558	0.2%
WMK, LLC (c)	Business Services	L+5.75% (6.75%), 9/5/2025	352	350	352	0.0%
WMK, LLC (c) (h) (i)	Business Services	L+5.75% (6.75%), 9/5/2025	18,912	18,714	18,912	1.3%
WMK, LLC (c) (j)	Business Services	L+5.75% (6.75%), 9/5/2024	2,618	2,618	2,618	0.2%
Subtotal Senior Secured First Lien Debt				$1,865,403	$1,831,170	121.3%

Senior Secured Second Lien Debt - 16.2% (b)
Accentcare, Inc. (c) (h)	Healthcare	L+8.75% (9.50%), 6/21/2027	$30,152	$29,588	$30,152	2.0%
Anchor Glass Container Corp. (c) (j)	Paper & Packaging	L+7.75% (8.75%), 12/6/2024	6,667	6,615	2,003	0.1%
Aruba Investments Holdings, LLC (i)	Chemicals	L+7.75% (8.50%), 11/24/2028	3,759	3,710	3,765	0.2%
Astro AB Merger Sub, Inc. (a) (c) (h)	Financials	L+8.00% (9.00%), 4/30/2025	8,162	8,138	8,162	0.5%
Carlisle FoodService Products, Inc. (c) (h)	Consumer	L+7.75% (8.75%), 3/20/2026	10,719	10,606	10,166	0.7%
CDS U.S. Intermediate Holdings, Inc. (a) (p)	Media/Entertainment	L+8.00% (9.00%) 7.00% PIK, 11/24/2027	10,324	10,271	10,262	0.7%
CommerceHub, Inc. (c) (h)	Technology	L+7.00% (7.75%), 12/29/2028	12,360	12,306	12,125	0.8%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
Corelogic, Inc. (h)	Business Services	L+6.50% (7.00%), 6/4/2029		$10,808	$10,707	$10,882	0.7%
HAH Group Holding Company, LLC (c) (h)	Healthcare	L+8.50% (9.50%), 10/30/2028		12,445	12,180	12,445	0.8%
Integrated Efficiency Solutions, Inc. (c) (o) (w)	Industrials	10.00% PIK, 12/31/2026		1,436	780	780	0.1%
Mercury Merger Sub, Inc. (c) (h)	Business Services	L+6.50% (7.00%), 8/2/2029		13,965	13,855	13,965	0.9%
MLN US Holdco, LLC (a) (c) (h) (i)	Technology	L+8.75% (8.85%), 11/30/2026		3,000	2,963	2,699	0.2%
ORG GC Holdings, LLC (c) (o)	Business Services	18.00% PIK, 11/24/2027		3,439	3,439	3,439	0.2%
PetVet Care Centers, LLC (c) (h)	Healthcare	L+6.25% (6.35%), 2/13/2026		3,539	3,530	3,539	0.2%
Project Boost Purchaser, LLC (c) (j)	Business Services	L+8.00% (8.10%), 5/31/2027		1,848	1,848	1,848	0.1%
Proofpoint, Inc. (c) (h)	Software/Services	L+6.25% (6.75%), 8/31/2029		8,541	8,500	8,541	0.6%
QuickBase, Inc. (c)	Technology	L+8.00% (8.10%), 4/2/2027		7,484	7,386	7,484	0.5%
RealPage, Inc. (c) (i)	Software/Services	L+6.50% (7.25%), 4/23/2029		13,647	13,460	13,756	0.9%
Recess Holdings, Inc. (c) (h)	Industrials	L+7.75% (8.75%), 9/29/2025		16,134	16,003	16,134	1.1%
River Cree Enterprises, LP (a) (c) (m)	Gaming/Lodging	10.00%, 5/17/2025	CAD	21,275	16,493	16,836	1.1%
SSH Group Holdings, Inc. (c) (h)	Education	L+8.25% (8.38%), 7/30/2026		10,122	10,064	10,122	0.7%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+6.75% (7.50%), 5/18/2029		3,275	3,245	3,275	0.2%
Travelpro Products, Inc. (a) (c) (w)	Consumer	14.00%, 10.75% PIK, 11/21/2022		2,861	2,861	2,282	0.2%
Travelpro Products, Inc. (a) (c) (m) (w)	Consumer	13.00%, 2.00% PIK, 11/21/2022	CAD	3,304	2,557	2,086	0.2%
USIC Holdings, Inc. (c) (h)	Business Services	L+6.50% (7.25%), 5/14/2029		5,798	5,744	5,798	0.4%
Vantage Mobility International, LLC (c) (p) (t) (w)	Transportation	L+6.00% (7.00%), 3/21/2024		1,134	17	17	0.0%
Vantage Mobility International, LLC (c) (p) (t) (w)	Transportation	L+6.00% (7.00%) PIK, 3/21/2024		3,578	2,914	—	—%
Victory Buyer, LLC (c) (h)	Industrials	L+7.00% (7.50%), 11/15/2029		31,686	31,369	31,369	2.1%
Subtotal Senior Secured Second Lien Debt					$251,149	$243,932	16.2%

Subordinated Debt - 7.8% (b)
Del Real, LLC (c) (t) (w)	Food & Beverage	14.50%, 2.00% PIK, 4/1/2023		$4,239	$3,131	$3,576	0.2%
Luna Sub 2, LLC (c) (o)	Financials	L+7.75% (9.00%), 12/31/2028		38,100	37,964	37,964	2.5%
Park Ave RE Holdings, LLC (c) (j) (o) (v)	Financials	13.00%, 12/30/2022		1,537	1,537	1,537	0.1%
Siena Capital Finance, LLC (c) (j) (o) (z)	Financials	12.50%, 11/27/2026		75,000	74,995	75,000	5.0%
Subtotal Subordinated Debt					$117,627	$118,077	7.8%

Collateralized Securities - 2.5% (b)
Collateralized Securities - Debt Investments
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (j) (p)	Diversified Investment Vehicles	L+7.50% (7.63%), 1/20/2027		$10,728	$9,945	$8,237	0.6%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (j) (p)	Diversified Investment Vehicles	L+11.00% (11.12%), 4/25/2031	$4,750	$4,585	$4,575	0.3%
Whitehorse, Ltd. 2014-1A E (a) (c) (p)	Diversified Investment Vehicles	L+4.55% (4.68%), 5/1/2026	8,000	7,899	7,171	0.5%
Collateralized Securities - Equity Investments (n)
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 1/20/2027	$31,575	$6,285	$—	—%
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (j) (k) (p)	Diversified Investment Vehicles	23.85%, 4/25/2031	31,603	15,223	17,114	1.1%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 3/20/2025	1,970	47	—	—%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026	1,886	134	—	—%
Whitehorse, Ltd. 2014-1A SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026	36,000	6,965	—	—%
Subtotal Collateralized Securities				$51,083	$37,097	2.5%

Equity/Other - 36.3% (b) (d)
Aden & Anais Holdings, Inc. (c) (e) (w)	Retail		4,470	$—	$—	—%
Answers Corp. (c) (e) (p)	Media/Entertainment		908,911	10,643	145	0.0%
Baker Hill Acquisition, LLC (c) (e) (w)	Financials		22,653	—	—	—%
Black Mountain Sand, LLC (c) (e) (u)	Energy		55,463	—	478	0.0%
CDS U.S. Intermediate Holdings, Inc. (a) (e) (p)	Media/Entertainment		539,708	1,224	5,442	0.4%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (e) (p)	Media/Entertainment		874,000	437	2,884	0.2%
Clover Technologies Group, LLC (c) (e)	Industrials		180,274	1,153	29	0.0%
Clover Technologies Group, LLC (c) (e)	Industrials		2,753	275	627	0.0%
CRS-SPV, Inc. (c) (e) (j) (o) (w)	Industrials		246	2,219	1,266	0.1%
Danish CRJ, Ltd. (a) (c) (e) (o) (r)	Transportation		5,002	—	—	—%
Data Source Holdings, LLC (c) (e) (w)	Business Services		10,617	140	276	0.0%
Del Real, LLC (c) (e) (u) (w)	Food & Beverage		670,510	382	—	—%
Dyno Acquiror, Inc. (c) (e) (w)	Consumer		134,102	58	107	0.0%
FBLC Senior Loan Fund, LLC (a) (c) (o) (z)	Diversified Investment Vehicles		304,934	304,934	304,934	20.2%
First Eagle Greenway Fund II, LLC (a) (j) (p)	Diversified Investment Vehicles		5,329	4,049	464	0.0%
Foresight Energy Operating, LLC (c) (e) (p) (u)	Energy		158,093	2,087	3,965	0.3%
HemaSource, Inc. (c) (e) (w)	Healthcare		223,503	168	268	0.0%
Integrated Efficiency Solutions, Inc. (c) (e) (o)	Industrials		55,991	—	—	—%
Integrated Efficiency Solutions, Inc. (c) (e) (o)	Industrials		57,427	—	—	—%
Internap Corp (c) (e) (p)	Business Services		1,293,189	543	1,552	0.1%
Jakks Pacific, Inc. (e) (p) (s)	Consumer		237,436	2,385	2,412	0.2%
Jakks Pacific, Inc. (c) (e) (p)	Consumer		5,303	185	785	0.1%
Kahala Ireland OpCo Designated Activity Company (a) (c) (o) (y)	Transportation		1	—	23,732	1.6%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (o) (y)	Transportation		3,250,000	—	3,250	0.2%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Kahala US OpCo, LLC (a) (c) (e) (o) (x)	Transportation	13.00%	4,413,472	$—	$—	—%
KidKraft, Inc. (c) (e) (u) (w)	Consumer		2,682,257	—	1,048	0.1%
Lakeview Health Holdings, Inc. (c) (e) (o) (w)	Healthcare		5,272	—	—	—%
Luna Sub 2, LLC (c) (e) (o) (u)	Financials		79,479,085	81,693	81,693	5.4%
McDonald Worley, P.C. (c) (e)	Business Services		248,600	104	1,272	0.1%
MCS Acquisition Corp. (c) (e)	Business Services		31,521	4,103	2,431	0.2%
MGTF Holdco, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Motor Vehicle Software Corp. (c) (e) (w)	Business Services		223,503	318	386	0.0%
New Constellis Holdings Inc. (c) (e) (w)	Business Services		2,316	67	—	—%
ORG GC Holdings, LLC (c) (e) (o)	Business Services		93,380	212	212	0.0%
ORG GC Holdings, LLC (c) (e) (o)	Business Services		1,771	—	—	—%
Park Ave RE Holdings, LLC (c) (e) (j) (o) (v)	Financials		719	1,623	4,461	0.3%
PennantPark Credit Opportunities Fund II, LP (a) (p)	Diversified Investment Vehicles		8,739	3,936	4,953	0.3%
Point Broadband Acquisition, LLC (c) (e)	Telecom		2,099,333	2,099	2,099	0.1%
PT Network, LLC (c) (e) (u)	Healthcare		3	—	2,813	0.2%
RMP Group, Inc. (c) (e) (u) (w)	Financials		223	164	340	0.0%
Schweiger Dermatology Group, LLC (c) (e) (u) (w)	Healthcare		265,024	—	—	—%
Siena Capital Finance, LLC (c) (j) (o) (z)	Financials		41,789,400	42,499	65,609	4.3%
Skillsoft Corp (a) (e) (s)	Technology		248,712	2,636	2,275	0.2%
Smile Brands, Inc. (c) (w)	Healthcare		712	—	1,437	0.1%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
Tap Rock Resources, LLC (c) (g) (p) (u)	Energy		18,356,442	6,490	8,742	0.6%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		633,382	—	—	—%
Team Waste, LLC (c) (e) (p) (u) (w)	Industrials		128,483	2,569	3,073	0.2%
Tennenbaum Waterman Fund, LP (a) (j) (p)	Diversified Investment Vehicles		10,000	10,000	9,764	0.6%
Travelpro Products, Inc. (a) (c) (e) (w)	Consumer		447,007	506	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		39,769	132	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		4,206	31	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		99,236	—	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		223	35	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		490	490	510	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		139	139	278	0.0%
Vantage Mobility International, LLC (c) (e) (p) (w)	Transportation		512,923	—	—	—%
Vantage Mobility International, LLC (c) (e) (p) (w)	Transportation		4,439,484	3,140	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Vantage Mobility International, LLC (c) (e) (p) (w)	Transportation		1,940,977	$—	$—	—%
World Business Lenders, LLC (c) (e)	Financials		922,669	3,750	2,676	0.2%
WPNT, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Wythe Will Tzetzo, LLC (c) (e) (u) (w)	Food & Beverage		22,312	302	—	—%
YummyEarth, Inc. (c) (e) (w)	Food & Beverage		223	—	—	—%
Subtotal Equity/Other				$498,355	$548,688	36.3%

TOTAL INVESTMENTS - 184.1% (b)				$2,783,617	$2,778,964	184.1%
Forward foreign currency contracts:

Counterparty	Contract to Deliver	In Exchange For	Maturity Date	Unrealized Depreciation
Goldman Sachs International	CAD 21,807	$17,388	2/17/2022	$266
_____________
(a)All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Qualifying assets represent 81.4% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.
(b)Percentages are based on net assets as of December 31, 2021.
(c)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(d)All amounts are in thousands except share amounts.
(e)Non-income producing at December 31, 2021.
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
(l)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L") or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over LIBOR or Prime and the current interest rate in effect at December 31, 2021. Certain investments are subject to a LIBOR or Prime interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
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

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

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
(t)The investment is on non-accrual status as of December 31, 2021.
(u)Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.
(v)The Company's investment is held through the consolidated subsidiary, Park Ave RE, Inc., which owns 100% of the equity of the operating company, Park Ave RE Holdings, LLC.
(w)The investment is held through BSP TCAP Acquisition Holdings LP which is an affiliated acquisition entity utilized for the Triangle Transaction. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of December 31, 2021.
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
(z)The Company's investment falls under the definition of a significant subsidiary, as it exceeded the threshold of at least one of the tests under Rule 4-08(g), but did not exceed the threshold of any tests under Rule 3-09. See Note 3 for additional disclosure.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2021:

	At December 31, 2021
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$422,430	15.2%
Diversified Investment Vehicles (1)	357,212	12.9%
Business Services	339,083	12.2%
Financials	337,699	12.2%
Industrials	301,669	10.9%
Software/Services	197,238	7.1%
Media/Entertainment	186,555	6.7%
Consumer	150,903	5.4%
Paper & Packaging	105,418	3.8%
Food & Beverage	79,390	2.9%
Transportation	59,397	2.1%
Education	46,261	1.7%
Telecom	45,321	1.6%
Technology	40,077	1.4%
Chemicals	36,793	1.3%
Energy	31,432	1.1%
Utilities	25,250	0.9%
Gaming/Lodging	16,836	0.6%
Retail	—	—%
Total	$2,778,964	100.0%
_____________
(1) Includes FBLC's investment in FBLC Senior Loan Fund, LLC, which represents 11.0% of the fair value of investments as of December 31, 2021.
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

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

FRANKLIN BSP LENDING CORPORATION

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

FRANKLIN BSP LENDING CORPORATION

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

FRANKLIN BSP LENDING CORPORATION

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

FRANKLIN BSP LENDING CORPORATION

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

FRANKLIN BSP LENDING CORPORATION

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

FRANKLIN BSP LENDING CORPORATION

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

FRANKLIN BSP LENDING CORPORATION

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

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Avatar Purchaser, Inc. (c) (j)	Software/Services	L+7.50% (8.50%), 11/17/2025	$11,716	$11,502	$11,517	0.8%
Aveanna Healthcare, LLC (h)	Healthcare	L+8.00% (9.00%), 3/17/2025	5,883	5,836	5,854	0.4%
Barracuda Networks, Inc. (h)	Software/Services	L+6.75% (7.50%), 10/30/2028	4,698	4,652	4,733	0.3%
BrandMuscle Holdings, Inc. (c) (k)	Business Services	L+8.50% (9.50%), 6/1/2022	24,500	24,393	23,398	1.7%
Carlisle FoodService Products, Inc. (c) (h)	Consumer	L+7.75% (8.75%), 3/20/2026	10,719	10,579	10,001	0.7%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (p) (t)	Media/Entertainment	L+8.00% (9.00%) 7.00% PIK, 11/24/2027	1,339	1,104	1,104	0.1%
CommerceHub, Inc. (h)	Technology	L+7.00% (7.75%), 12/2/2028	12,360	12,298	12,391	0.9%
Dentalcorp Perfect Smile, ULC (a) (c) (k)	Healthcare	L+7.50% (8.50%), 6/8/2026	10,139	10,069	10,098	0.7%
Edelman Financial Services, LLC (a) (j)	Financials	L+6.75% (6.90%), 7/20/2026	8,852	8,837	8,852	0.6%
HAH Group Holding Company, LLC (c) (h)	Healthcare	L+8.50% (9.50%), 10/20/2028	12,445	12,140	12,140	0.9%
Hyland Software, Inc. (h)	Technology	L+7.00% (7.75%), 7/7/2025	6,075	6,094	6,111	0.4%
MLN US Holdco, LLC (a) (c) (h) (i)	Technology	L+8.75% (8.90%), 11/30/2026	3,000	2,956	1,941	0.1%
PetVet Care Centers, LLC (c) (h)	Healthcare	L+6.25% (6.40%), 2/13/2026	3,539	3,528	3,486	0.3%
PI US Holdco III, Ltd. (a) (c) (k)	Financials	L+7.25% (8.25%), 12/22/2025	7,865	7,810	7,802	0.6%
Project Boost Purchaser, LLC (k)	Business Services	L+8.00% (8.15%), 5/31/2027	1,848	1,848	1,783	0.1%
QuickBase, Inc. (c)	Technology	L+8.00% (8.15%), 4/2/2027	7,484	7,367	7,353	0.5%
Recess Holdings, Inc. (c) (h)	Industrials	L+7.75% (8.75%), 9/29/2025	16,134	15,968	14,843	1.1%
Renaissance Holding Corp. (c)	Software/Services	L+7.00% (7.15%), 5/29/2026	8,456	8,341	8,287	0.6%
River Cree Enterprises, LP (a) (c) (m)	Gaming/Lodging	10.00%, 5/17/2025	21,275	16,459	14,245	1.0%
SSH Group Holdings, Inc. (c) (h)	Education	L+8.25% (8.50%), 7/30/2026	10,122	10,051	9,717	0.7%
TIBCO Software, Inc. (k)	Technology	L+7.25% (7.40%), 3/3/2028	13,020	12,961	13,129	0.9%
Travelpro Products, Inc. (a) (c) (m) (x)	Consumer	13.00%, 2.00% PIK, 11/21/2022	2,966	2,282	1,894	0.1%
Travelpro Products, Inc. (a) (c) (x)	Consumer	14.50%, 11.25% PIK, 11/21/2022	2,563	2,563	2,083	0.1%
Vantage Mobility International, LLC (c) (p) (t) (x)	Transportation	L+6.00% (7.00%) PIK, 9/9/2021	3,341	2,914	944	0.1%
Subtotal Senior Secured Second Lien Debt				$251,957	$239,752	17.1%

Subordinated Debt - 8.5% (b)
Captek Softgel International, Inc. (c) (t) (x)	Health/Fitness	11.50%, 1.50% PIK, 1/30/2023	$7,208	$7,071	$6,012	0.4%
Del Real, LLC (c) (t) (x)	Food & Beverage	14.50%, 2.00% PIK, 4/1/2023	3,639	3,131	3,071	0.2%
DoorDash, Inc. (c) (k)	Technology	10.00% PIK, 3/1/2025	24,331	24,052	24,696	1.8%
Gdb Debt Recovery Authority Of Commonwealth Puerto Rico (a)	Financials	7.50%, 8/20/2040	13,003	9,700	9,963	0.7%
HemaSource, Inc. (c) (k) (x)	Healthcare	11.00%, 1/1/2024	2,235	2,173	2,235	0.2%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

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

FRANKLIN BSP LENDING CORPORATION

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
Collateralized Securities - Equity Investment (n)
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

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
First Eagle Greenway Fund II, LLC (a) (k) (p)	Diversified Investment Vehicles		5,329	$5,329	$1,759	0.1%
Foresight Energy Operating, LLC (c) (e) (p) (u)	Energy		158,093	2,087	2,520	0.2%
HemaSource, Inc. (c) (e) (x)	Healthcare		223,503	168	246	0.0%
Integrated Efficiency Solutions, Inc. (c) (e) (x)	Industrials		53,215	56	—	—%
Integrated Efficiency Solutions, Inc. (c) (e) (x)	Industrials		2,975	3	—	—%
Internap Corp (c) (e) (p)	Business Services		1,293,189	543	2,231	0.2%
Jakks Pacific, Inc. (c) (e) (p)	Consumer		3,389	102	402	0.0%
Jakks Pacific, Inc. (e) (p) (s)	Consumer		9,884	41	49	—%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (o) (z)	Transportation		1	—	42,952	3.1%
Kahala Ireland OpCo Designated Activity Company (a) (c) (o) (z)	Transportation		3,250,000	—	3,250	0.2%
Kahala US OpCo, LLC (a) (c) (e) (o) (y)	Transportation	13.00%	4,413,472	—	—	—%
KidKraft, Inc. (c) (e) (u) (x)	Consumer		2,682,257	—	—	—%
KMTEX, LLC (c) (e) (o) (u)	Chemicals		4,162,000	2,793	2,289	0.2%
KMTEX, LLC (c) (e) (o) (u)	Chemicals		442,000	—	—	—%
Lakeview Health Holdings, Inc. (c) (e) (x)	Healthcare		447	—	—	—%
LendingHome Corp. (c) (p)	Financials	8.00%	13,986,239	59,823	59,823	4.3%
MCS Acquisition Corp. (c) (e)	Business Services		31,521	4,103	3,089	0.2%
MGTF Holdco, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Motor Vehicle Software Corp. (c) (x)	Business Services		223,503	318	279	0.0%
New Constellis Holdings Inc. (c) (e) (x)	Business Services		2,316	67	67	0.0%
Nomacorc, LLC (c) (e) (u) (x)	Industrials		356,816	56	111	0.0%
Park Ave RE Holdings, LLC (c) (e) (k) (o) (w)	Financials		719	2,415	3,300	0.3%
PCX Aerostructures, LLC (c) (e) (p) (x)	Industrials		27,250	—	—	—%
PCX Aerostructures, LLC (c) (e) (p) (x)	Industrials		1,356	—	76	0.0%
PCX Aerostructures, LLC (c) (e) (p) (x)	Industrials		315	—	535	0.0%
PennantPark Credit Opportunities Fund II, LP (a) (p)	Diversified Investment Vehicles		8,739	8,132	9,274	0.7%
PT Network, LLC (c) (e) (u)	Healthcare		3	—	—	—%
RMP Group, Inc. (c) (u) (x)	Financials		223	164	299	0.0%
Schweiger Dermatology Group, LLC (c) (e) (u) (x)	Healthcare		265,024	—	—	—%
Siena Capital Finance, LLC (c) (k) (o)	Financials		35,839,400	36,548	35,839	2.6%
Skillsoft Corp. (c) (e)	Technology		39,794	4,993	7,163	0.5%
Smile Brands, Inc. (c) (e) (x)	Healthcare		712	815	1,141	0.1%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
SYNACOR, Inc. (e) (s)	Technology		59,785	—	81	0.0%
Tap Rock Resources, LLC (c) (g) (p) (u)	Energy		18,356,442	9,973	11,405	0.8%
Tax Advisors Group, LLC (c) (u) (x)	Financials		86	609	963	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2020
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (y)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	$425	$—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		633,382	—	—	—%
Team Waste, LLC (c) (p) (u) (x)	Industrials		128,483	2,569	2,570	0.2%
Tennenbaum Waterman Fund, LP (a) (k) (p)	Diversified Investment Vehicles		10,000	10,000	10,087	0.7%
Travelpro Products, Inc. (a) (c) (e) (x)	Consumer		447,007	506	—	—%
United Biologics, LLC (c) (e) (u) (x)	Healthcare		4,206	31	15	0.0%
United Biologics, LLC (c) (e) (u) (x)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u) (x)	Healthcare		99,236	—	—	—%
United Biologics, LLC (c) (e) (u) (x)	Healthcare		39,769	132	21	0.0%
United Biologics, LLC (c) (e) (u) (x)	Healthcare		223	35	9	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		490	490	228	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		139	139	278	0.0%
Vantage Mobility International, LLC (c) (e) (p) (x)	Transportation		1,468,221	—	—	—%
Vantage Mobility International, LLC (c) (e) (p) (x)	Transportation		391,131	—	—	—%
Vantage Mobility International, LLC (c) (e) (p) (x)	Transportation		3,280,908	3,140	—	—%
World Business Lenders, LLC (c) (e)	Financials		922,669	3,750	2,168	0.2%
WPNT, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
WSO Holdings, LP (c) (e) (x)	Food & Beverage		698	279	529	0.0%
Wythe Will Tzetzo, LLC (c) (e) (u) (x)	Food & Beverage		22,312	302	—	—%
YummyEarth, Inc. (c) (e) (x)	Food & Beverage		223	—	—	—%
Subtotal Equity/Other				$197,375	$230,043	16.4%

TOTAL INVESTMENTS - 187.4% (b)				$2,714,001	$2,623,516	187.4%
Forward foreign currency contracts:

Counterparty	Contract to Deliver	In Exchange For	Maturity Date	Unrealized Depreciation
Goldman Sachs International	CAD 21,807	$16,643	2/17/2021	$477
_________
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

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
(l)For the year ended December 31, 2020, the following investments paid or have the option to pay all or a portion of interest and dividends via payment-in-kind (“PIK”):
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

FRANKLIN BSP LENDING CORPORATION

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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

Note 1 — Organization and Basis of Presentation
    Franklin BSP Lending Corporation, f/k/a Business Development Corporation of America, (the “Company” or "FBLC") is an externally managed, non-diversified closed-end management investment company incorporated in Maryland in May 2010 that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“the 1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment activities are managed by Franklin BSP Lending Adviser, L.L.C., f/k/a BDCA Adviser, LLC, (the “Adviser”), a subsidiary of Benefit Street Partners L.L.C. (“BSP”) and supervised by the Company’s Board of Directors ("Board"), a majority of whom are independent of the Adviser and its affiliates. As a BDC, the Company is required to comply with certain regulatory requirements.
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
    During the year ended December 31, 2021, the Company invested approximately $1,932.8 million in portfolio companies to contribute to the support of their business objectives of which some were contractually obligated. See Note 7 - Commitments and Contingencies. As of December 31, 2021, the Company held investments in loans it made to investee companies with aggregate principal amounts of $2,299.0 million. The details of such investments have been disclosed on the consolidated schedule of investments as well as in Note 3 - Fair Value of Financial Instruments. In addition to providing loans to investee companies, from time to time the Company may assist investee companies in securing financing from other sources by introducing such investee companies to sponsors or other lending institutions.
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
    On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. As of December 31, 2021, the Company had issued 232.4 million shares of common stock for gross proceeds of $2.4 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of December 31, 2021, the Company had repurchased a cumulative 30.8 million shares of common stock through its share repurchase program for payments of $259.2 million.
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

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
    We have also formed and expect to continue to form consolidated subsidiaries (the “Consolidated Holding Companies”). The Company consolidates the following subsidiaries for accounting purposes: BDCA Funding I, LLC (“Funding I”), BDCA 57th Street Funding, LLC ("57th Street"), BDCA Asset Financing, LLC ("BDCA Asset Financing"), 54th Street Equity Holdings, Inc. and the Consolidated Holding Companies referenced below. Prior to January 20, 2021, the Company also consolidated BDCA-CB Funding, LLC (“CB Funding”). Refer to Note 3 and Note 5 for more information. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Consolidation
    As provided under ASC 946, the Company will generally not consolidate its investment in a company other than a substantially or wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's substantially wholly-owned subsidiaries in its consolidated financial statements. Although the Company owns more than 25% of the voting securities of FBLC Senior Loan Fund, LLC, f/k/a BDCA Senior Loan Fund, LLC, (the "SLF"), the Company does not have sole control over significant actions of the SLF for purposes of the 1940 Act or otherwise, and thus does not consolidate its interest.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

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
    Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. For the years ended December 31, 2021, 2020, and 2019, the Company did not incur any offering costs.
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

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
    For investments for which Level 1 inputs, such as quoted prices, were not available at December 31, 2021 and December 31, 2020, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at December 31, 2021 and December 31, 2020 may differ materially from values that would have been used had a ready market for the securities existed.
    In addition to using the above inputs in investment valuations, the Company continues to employ the valuation policy approved by the Board of Directors. Portfolio investments are reported on the consolidated statements of assets and liabilities at

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

    The following table presents fair value measurements of investments, by major class, as of December 31, 2021, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$51,854	$1,779,316	$—	$1,831,170
Senior Secured Second Lien Debt	—	24,909	219,023	—	243,932
Subordinated Debt	—	—	118,077	—	118,077
Collateralized Securities	—	—	37,097	—	37,097
Equity/Other	4,687	5,442	218,444	15,181	243,754
FBLC Senior Loan Fund, LLC	—	—	304,934	—	304,934
Total	$4,687	$82,205	$2,676,891	$15,181	$2,778,964
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

    The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2021:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other		Total
Balance as of December 31, 2020	$1,307,957	$186,899	$108,610	$106,525	$208,793		$1,918,784
Purchases and other adjustments to cost	1,077,201	83,554	115,838	422	395,008	(1)	1,672,023
Sales and repayments	(664,874)	(68,648)	(106,646)	(84,250)	(119,493)		(1,043,911)
Net realized gain (loss)	(12,043)	382	2,561	(4,677)	25,959		12,182
Transfers in	90,853	25,018	—	—	—		115,871
Transfers out	(63,570)	(13,094)	—	—	(1,224)		(77,888)
Net change in unrealized appreciation (depreciation) on investments	43,792	4,912	(2,286)	19,077	14,335		79,830
Balance as of December 31, 2021	$1,779,316	$219,023	$118,077	$37,097	$523,378		$2,676,891
Net change in unrealized appreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$18,655	$4,052	$504	$10,436	$18,515		$52,162
_______________
(1) Includes $304.9 million of purchases related to FBLC Senior Loan Fund, LLC.
For the year ended December 31, 2021, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the year ended December 31, 2021, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

For the year ended December 31, 2020, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the year ended December 31, 2020, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
    The composition of the Company’s investments as of December 31, 2021, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,865,403	$1,831,170	65.9%
Senior Secured Second Lien Debt	251,149	243,932	8.8
Subordinated Debt	117,627	118,077	4.2
Collateralized Securities	51,083	37,097	1.3
Equity/Other	193,421	243,754	8.8
FBLC Senior Loan Fund, LLC	304,934	304,934	11.0
Total	$2,783,617	$2,778,964	100.0%
    The composition of the Company’s investments as of December 31, 2020, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$2,009,503	$1,928,623	73.5%
Senior Secured Second Lien Debt	251,957	239,752	9.1
Subordinated Debt	115,574	118,573	4.5
Collateralized Securities	139,592	106,525	4.1
Equity/Other	197,375	230,043	8.8
Total	$2,714,001	$2,623,516	100.0%

Significant Unobservable Inputs
    The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2021. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$1,258,128	Discounted Cash Flow	Market Yield	5.00%	23.71%	8.15%
Senior Secured First Lien Debt (c)	272,647	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	214,761	Yield Analysis	Market Yield	1.82%	14.14%	7.93%
Senior Secured First Lien Debt	27,022	Waterfall Analysis	EBITDA Multiple	4.30x	10.16x	8.08x
Senior Secured First Lien Debt	6,758	Waterfall Analysis	Revenue Multiple	0.24x	0.24x	0.24x
Senior Secured Second Lien Debt	120,275	Discounted Cash Flow	Market Yield	7.00%	19.54%	9.17%
Senior Secured Second Lien Debt	64,578	Yield Analysis	Market Yield	8.03%	24.78%	10.92%
Senior Secured Second Lien Debt (c)	31,387	N/A	N/A	N/A	N/A	N/A
Senior Secured Second Lien Debt	2,783	Waterfall Analysis	EBITDA Multiple	6.26x	6.30x	6.29x
Subordinated Debt (b)	75,000	Waterfall Analysis	Tangible Net Asset Value Multiple	1.65x	1.65x	1.65x
Subordinated Debt (b) (c)	37,963	N/A	N/A	N/A	N/A	N/A
Subordinated Debt (b)	3,577	Waterfall Analysis	EBITDA Multiple	11.12x	11.12x	11.12x
Subordinated Debt (b)	1,537	Discounted Cash Flow	Discount Rate	8.75%	8.75%	8.75%
Collateralized Securities	37,097	Discounted Cash Flow	Discount Rate	9.00%	17.00%	14.62%
Equity/Other (c)	89,678	N/A	N/A	N/A	N/A	N/A
Equity/Other (b)	65,609	Waterfall Analysis	Tangible Net Asset Value Multiple	1.65x	1.65x	1.65x
Equity/Other	26,981	Waterfall Analysis	Discount Rate	17.50%	17.50%	17.50%
Equity/Other	15,209	Waterfall Analysis	EBITDA Multiple	2.75x	12.00x	7.01x
Equity/Other	13,204	Discounted Cash Flow	Discount Rate	8.75%	12.50%	11.23%
Equity/Other	3,030	Waterfall Analysis	Revenue Multiple	0.15x	2.70x	2.58x
Equity/Other (b)	2,676	Waterfall Analysis	TBV Multiple	5.50x	5.50x	5.50x
Equity/Other	2,057	Discounted Cash Flow	Market Yield	9.75%	12.54%	11.48%
FBLC Senior Loan Fund, LLC (b)	304,934	Discounted Cash Flow	Discount Rate	13.03%	13.03%	13.03%
Total	$2,676,891
______________
(a)Weighted averages are calculated based on fair value of investments.
(b)This asset category contains one investment.
(c)Investment(s) were valued based on recent or pending transactions expected to close after the valuation date.
    There were no significant changes in valuation approach or technique as of December 31, 2021.
    The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2020. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

    The income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2021 and December 31, 2020. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
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
As of December 31, 2021, the Company had six portfolio companies on non-accrual with a total amortized cost of $42.5 million and fair value of $12.2 million, which represented 1.5% and 0.4% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2020, the Company had eleven portfolio companies on non-accrual with a total amortized cost of $104.1 million and fair value of $55.4 million, which represented 3.8%, and 2.1% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.
FBLC Senior Loan Fund, LLC
On January 20, 2021, FBLC and Cliffwater Corporate Lending Fund (“CCLF”) formed a joint venture, FBLC Senior Loan Fund, LLC (the “SLF”), that invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. SLF was formed as a Delaware limited liability company and is not consolidated by FBLC for financial reporting purposes. FBLC provides capital to the SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. As of December 31, 2021, FBLC and CCLF owned 79.8% and 20.2%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. FBLC and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As part of the initial contribution to SLF, FBLC contributed $751.8 million of assets including $664.2 million of investments and $42.4 million of cash as well as $446.9 million worth of liabilities including the Citi Credit Facility (as defined in Note 5) debt of $344.4 million in exchange for $304.9 million of equity in SLF. As of December 31, 2021, FBLC’s investment in SLF consisted of equity contributions of $304.9 million. FBLC’s investment in SLF is classified as “Equity/Other” on the Consolidated Schedule of Investments, and other disclosures unless otherwise indicated. Subsequent to the initial contribution, FBLC may sell investments to SLF. For the year ended December 31, 2021, FBLC had sold $322.7 million of investments to SLF. As of December 31, 2021, $0.1 million of net accounts receivable relates to investments sold by FBLC to SLF, which is reflected on the Consolidated Statements of Assets and Liabilities.
As of December 31, 2021, SLF had total assets of $1,196.0 million. SLF's portfolio consisted of debt investments in 172 portfolio companies as of December 31, 2021. As of December 31, 2021, SLF's largest investment in a single portfolio company was $28.0 million in aggregate principal; and the five largest investments in portfolio companies in the SLF totaled $113.3 million in aggregate principal. SLF invests in portfolio companies in the same industries in which FBLC may directly invest.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

Below is a listing of SLF’s individual investments as of December 31, 2021:

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)

Senior Secured First Lien Debt
ABC Financial Intermediate, LLC (e)	Technology	L+4.25% (5.25%)	1/2/2025	$19,109	$19,038	$19,014	4.8%
Accentcare, Inc. (b)	Healthcare	L+4.00% (4.18%)	6/22/2026	10,030	10,030	9,976	2.5%
Access Cig, LLC (b)	Business Services	L+3.75% (3.84%)	2/27/2025	4,233	4,220	4,200	1.1%
Acrisure, LLC (b) (f)	Financials	L+3.50% (3.72%)	2/16/2027	28,319	27,836	27,965	7.0%
Adtalem Global Education, Inc.	Education	5.50%	3/1/2028	2,000	2,000	1,959	0.5%
Adtalem Global Education, Inc. (f)	Education	L+4.50% (5.25%)	8/12/2028	2,000	2,000	2,003	0.5%
Advisor Group, Inc. (f)	Financials	L+4.50% (4.60%)	7/31/2026	7,903	7,902	7,925	2.0%
Alchemy US Holdco 1, LLC (b)	Industrials	L+5.50% (5.60%)	10/10/2025	15,555	15,403	15,555	3.9%
Alvogen Pharma US, Inc. (b)	Healthcare	L+5.25% (6.25%)	12/29/2023	12,497	12,388	11,935	3.0%
Amentum Government Services Holdings, LLC (f)	Industrials	L+3.50% (3.60%)	2/1/2027	1,990	1,978	1,956	0.5%
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (b)	Transportation	L+4.75% (5.50%)	4/20/2028	6,316	6,259	6,534	1.6%
American Rock Salt Company, LLC (f)	Chemicals	L+4.00% (4.75%)	6/9/2028	4,777	4,780	4,759	1.2%
AmWINS Group, Inc. (f)	Financials	L+2.25% (3.00%)	2/22/2028	4,975	4,909	4,933	1.2%
AP Gaming I, LLC (f)	Gaming/Lodging	L+3.50% (4.50%)	2/15/2024	7,467	7,327	7,410	1.9%
APLP Holdings, LP (b)	Utilities	L+3.75% (4.75%)	5/14/2027	3,245	3,215	3,265	0.8%
Apollo Commercial Real Estate Finance, Inc.	Financials	4.63%	6/15/2029	3,000	3,000	2,922	0.7%
AppLovin Corp. (b)	Media/Entertainment	L+3.00% (3.50%)	10/25/2028	8,978	8,955	8,953	2.2%
Artera Services, LLC (f)	Utilities	L+3.50% (4.50%)	3/6/2025	2,488	2,473	2,404	0.6%
Ascensus Holidngs, Inc. (b)	Business Services	L+3.50% (4.00%)	8/2/2028	5,000	4,982	4,974	1.2%
Asp Navigate Acquisition Corp. (f)	Healthcare	L+4.50% (5.50%)	10/6/2027	3,276	3,284	3,276	0.8%
Astoria Energy, LLC (f)	Utilities	L+3.50% (4.50%)	12/10/2027	1,985	1,985	1,976	0.5%
Astro AB Merger Sub, Inc. (f)	Financials	L+4.25% (5.25%)	4/30/2024	3,902	3,898	3,907	1.0%
Asurion, LLC (b)	Business Services	L+3.25% (3.35%)	12/23/2026	4,975	4,892	4,938	1.2%
Athenahealth, Inc. (e)	Healthcare	L+4.25% (4.38%)	2/11/2026	14,233	14,197	14,219	3.6%
Avaya Holdings Corp. (b)	Technology	L+4.00% (4.11%)	12/15/2027	17,770	17,770	17,743	4.5%
Aveanna Healthcare, LLC	Healthcare	L+3.75% (4.25%)	7/17/2028	5,465	5,457	5,432	1.4%
Bally's Corp. (b)	Gaming/Lodging	L+3.25% (3.75%)	10/2/2028	2,730	2,704	2,729	0.6%
BBB Industries, LLC (b)	Transportation	L+4.50% (4.60%)	8/1/2025	12,855	12,754	12,855	3.2%
BCP Raptor, LLC (b)	Energy	L+4.25% (5.25%)	6/24/2024	13,604	12,835	13,572	3.4%
BCP Renaissance, LLC (f)	Energy	L+3.50% (4.50%)	10/31/2024	5,896	5,852	5,880	1.5%
Beasley Mezzanine Holdings, LLC	Broadcasting	8.63%	2/1/2026	2,174	2,225	2,151	0.5%
Bella Holding Company, LLC (f)	Healthcare	L+3.75% (4.50%)	5/10/2028	7,481	7,411	7,469	1.9%
Blackstone CQP Holdco, LP (f)	Industrials	L+3.75% (4.25%)	6/5/2028	7,967	7,931	7,944	2.0%
BMC Software Finance, Inc. (b)	Technology	L+3.75% (3.97%)	10/2/2025	12,748	12,782	12,659	3.2%
Bomgar Corp. (f)	Technology	L+4.00% (4.10%)	4/18/2025	1,922	1,926	1,916	0.5%
CareCentrix, Inc. (b)	Healthcare	L+4.50% (4.72%)	4/3/2025	20,845	20,127	20,715	5.2%
Clover Technologies Group, LLC (e)	Industrials	L+7.50% (8.50%)	2/5/2024	1,445	1,375	1,369	0.3%
CLP Health Services, Inc. (b)	Healthcare	L+4.25% (5.00%)	12/31/2026	12,915	12,867	12,882	3.2%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Cnt Holdings I Corp (f)	Consumer	L+3.50% (4.25%)	11/8/2027	$3,474	$3,474	$3,473	0.9%
CommerceHub, Inc. (f)	Technology	L+4.00% (4.75%)	12/29/2027	7,639	7,649	7,551	1.9%
Community Care Health Network, LLC (b)	Healthcare	L+4.75% (4.85%)	2/17/2025	9,755	9,726	9,368	2.3%
Compass Power Generation, LLC (f)	Utilities	L+3.50% (4.50%)	12/20/2024	4,777	4,765	4,753	1.2%
Connect Finco SARL (f)	Telecom	L+3.50% (4.50%)	12/11/2026	7,538	7,560	7,534	1.9%
Connectwise, LLC (f)	Software/Services	L+3.50% (4.00%)	9/29/2028	4,000	3,980	3,986	1.0%
Conservice Midco, LLC (b)	Business Services	L+4.25% (4.47%)	5/13/2027	7,700	7,713	7,679	1.9%
CONSOL Energy, Inc. (b)	Energy	L+4.50% (4.60%)	9/27/2024	3,612	3,328	3,502	0.9%
Conterra Ultra Broadband, LLC (b)	Telecom	L+4.75% (5.75%)	4/30/2026	6,710	6,710	6,710	1.7%
Corelogic, Inc. (b)	Business Services	L+3.50% (4.00%)	6/2/2028	7,980	7,965	7,964	2.0%
CVENT, Inc. (e)	Technology	L+3.75% (3.83%)	11/29/2024	2,700	2,628	2,695	0.6%
Dealer Tire, LLC (e)	Retail	L+4.25% (4.33%)	12/12/2025	3,952	3,927	3,946	1.0%
Directv Financing, LLC (b)	Media/Entertainment	L+5.00% (5.75%)	8/2/2027	4,888	4,842	4,889	1.2%
Dish DBS Corp.	Cable	5.25%	12/1/2026	700	700	711	0.2%
Dish DBS Corp.	Cable	5.75%	12/1/2028	1,000	1,000	1,009	0.3%
Division Holding Corp. (b)	Business Services	L+4.75% (5.50%)	5/26/2028	8,739	8,749	8,745	2.2%
Dunn Paper, Inc. (b)	Paper & Packaging	L+5.25% (6.25%)	8/26/2022	578	562	555	0.1%
Dynasty Acquisition Co., Inc. (e)	Industrials	L+3.50% (3.63%)	4/6/2026	2,824	2,736	2,743	0.7%
Dynasty Acquisition Co., Inc. (e)	Industrials	L+3.50% (3.63%)	4/6/2026	5,253	5,089	5,102	1.3%
Echo Global Logistics, Inc. (b)	Transportation	L+3.75% (4.25%)	11/23/2028	3,330	3,322	3,313	0.8%
Edgewater Generation, LLC (b)	Utilities	L+3.75% (3.85%)	12/12/2025	2,491	2,476	2,349	0.6%
Emerald 2, Ltd. (b)	Industrials	L+3.25% (3.47%)	7/12/2028	518	515	514	0.1%
Fastlane Parent Co, Inc. (b)	Transportation	L+4.50% (4.60%)	2/4/2026	1,569	1,569	1,567	0.4%
Flex Acquisition Company, Inc. (f)	Paper & Packaging	L+3.50% (4.00%)	3/2/2028	6,957	6,920	6,939	1.7%
Florida Food Products, LLC (f)	Food & Beverage	L+5.00% (5.75%)	10/18/2028	8,000	7,881	7,860	2.0%
Frontier Communications Corp.	Telecom	5.00%	5/1/2028	1,240	1,303	1,276	0.3%
Frontier Communications Corp. (b)	Telecom	L+3.75% (4.50%)	5/1/2028	19,425	19,407	19,386	4.9%
Geon Performance Solutions, LLC (b)	Chemicals	L+4.75% (5.50%)	8/18/2028	4,705	4,671	4,739	1.2%
Gogo Intermediate Holdings, LLC (f)	Telecom	L+3.75% (4.50%)	4/28/2028	8,381	8,381	8,373	2.1%
Golden Nugget, LLC (b) (f)	Gaming/Lodging	L+2.50% (3.25%)	10/4/2023	3,960	3,932	3,933	1.0%
Gordian Medical, Inc. (b)	Healthcare	L+6.25% (7.00%)	1/31/2027	11,060	10,987	10,968	2.8%
Greenway Health, LLC (f)	Healthcare	L+3.75% (4.75%)	2/16/2024	4,733	4,462	4,496	1.1%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	L+2.50% (3.00%)	3/29/2027	4,975	4,969	4,958	1.2%
HAH Group Holding Company, LLC (b)	Healthcare	L+5.00% (6.00%)	10/29/2027	737	737	737	0.2%
HAH Group Holding Company, LLC (b)	Healthcare	L+5.00% (6.00%)	10/29/2027	5,827	5,748	5,827	1.5%
Hamilton Projects Acquiror, LLC (f)	Utilities	L+4.50% (5.25%)	6/17/2027	5,718	5,694	5,710	1.4%
Heartland Dental, LLC (e)	Healthcare	L+3.50% (3.58%)	4/30/2025	4,154	4,076	4,109	1.0%
Hertz Corp. (b) (f)	Transportation	L+3.25% (3.75%)	6/30/2028	4,186	4,170	4,185	1.0%
Hertz Corp. (b) (f)	Transportation	L+3.25% (3.75%)	6/30/2028	793	790	793	0.2%
HireRight, Inc. (f)	Business Services	L+3.75% (3.85%)	7/11/2025	7,237	7,197	7,203	1.8%
Hudson River Trading, LLC (b)	Financials	L+3.00% (3.10%)	3/20/2028	4,975	4,910	4,933	1.2%
ICP Industrial, Inc. (f)	Chemicals	L+3.75% (4.50%)	12/29/2027	4,975	4,971	4,900	1.2%
IDERA, Inc. (f)	Technology	L+3.75% (4.50%)	3/2/2028	6,983	6,994	6,972	1.7%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Ineos Us Finance, LLC (f)	Chemicals	L+2.50% (3.00%)	11/6/2028	$4,000	$3,995	$3,977	1.0%
Iri Holdings, Inc. (b)	Business Services	L+4.25% (4.35%)	12/1/2025	7,819	7,800	7,809	2.0%
Jack Ohio Finance, LLC (f)	Gaming/Lodging	L+4.75% (5.50%)	10/4/2028	4,000	3,980	3,980	1.0%
Jane Street Group, LLC (f)	Financials	L+2.75% (2.85%)	1/26/2028	4,938	4,932	4,895	1.2%
Jump Financial, LLC (b)	Financials	L+3.50% (4.00%)	8/7/2028	2,494	2,482	2,475	0.6%
Kissner Milling Co., Ltd.	Industrials	4.88%	5/1/2028	5,000	5,035	4,814	1.2%
LABL, Inc. (b)	Paper & Packaging	L+5.00% (5.50%)	10/30/2028	5,000	4,925	4,988	1.3%
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	L+4.75% (5.50%)	3/20/2028	10,216	10,166	10,216	2.6%
Luxembourg Investment Co., 428 SARL (b)	Chemicals	S+5.00% (5.50%)	1/3/2029	3,864	3,825	3,827	1.0%
Medallion Midland Acquisition, LP (f)	Energy	L+3.75% (4.50%)	10/18/2028	3,614	3,579	3,594	0.9%
Meridian Adhesives Group, Inc. (b)	Chemicals	L+4.00% (4.75%)	7/24/2028	5,000	4,953	5,000	1.3%
MH Sub I, LLC (f)	Business Services	L+3.75% (4.75%)	9/13/2024	8,641	8,636	8,650	2.2%
Michael Baker International, LLC (b)	Industrials	L+5.00% (5.75%)	12/1/2028	3,334	3,301	3,301	0.8%
MicroStrategy, Inc.	Software/Services	6.13%	6/15/2028	1,500	1,500	1,508	0.4%
Monitronics International, Inc. (b)	Business Services	L+6.50% (7.75%)	3/29/2024	5,508	5,301	5,164	1.3%
MPH Acquisition Holdings, LLC (b)	Healthcare	L+4.25% (4.75%)	9/1/2028	4,988	4,895	4,860	1.2%
MSG National Properties, LLC (b)	Media/Entertainment	L+6.25% (7.00%)	11/12/2025	12,188	12,431	12,188	3.1%
MYOB US Borrower, LLC (f)	Business Services	L+4.00% (4.10%)	5/6/2026	5,468	5,453	5,422	1.4%
National Mentor Holdings, Inc. (b) (f)	Healthcare	L+3.75% (4.50%)	3/2/2028	7,370	7,336	7,282	1.8%
National Mentor Holdings, Inc. (f)	Healthcare	L+3.75% (4.50%)	3/2/2028	233	232	230	0.1%
Navitas Midstream Midland Basin, LLC (b)	Energy	L+4.00% (4.75%)	12/13/2024	10,676	10,676	10,639	2.7%
Nexus Buyer, LLC (f)	Business Services	L+3.75% (3.85%)	11/9/2026	1,489	1,485	1,480	0.4%
Nouryon USA, LLC (e)	Chemicals	L+3.00% (3.10%)	10/1/2025	2,342	2,310	2,332	0.6%
Paysafe Finance, PLC	Software/Services	4.00%	6/15/2029	400	400	373	0.1%
Perstorp Holding Ab (b)	Chemicals	L+4.75% (4.91%)	2/27/2026	8,777	8,325	8,777	2.2%
PG&E Corp. (f)	Utilities	L+3.00% (3.50%)	6/23/2025	10,698	10,735	10,569	2.7%
Proofpoint, Inc. (b)	Software/Services	L+3.25% (3.75%)	8/31/2028	2,500	2,494	2,488	0.6%
Protective Industrial Products, Inc. (b)	Industrials	L+4.00% (4.75%)	12/29/2027	9,127	9,091	9,087	2.3%
Pug, LLC (f)	Technology	L+3.50% (3.60%)	2/12/2027	4,962	4,843	4,843	1.2%
Pug, LLC (f)	Technology	L+4.25% (4.75%)	2/13/2027	1,995	1,986	1,983	0.5%
Quikrete Holdings, Inc. (f)	Industrials	L+3.00% (3.19%)	6/11/2028	8,000	7,959	7,978	2.0%
Regionalcare Hospital Partners Holdings, Inc.	Healthcare	4.38%	2/15/2027	2,000	2,000	2,025	0.5%
Regionalcare Hospital Partners Holdings, Inc. (b)	Healthcare	L+3.75% (3.85%)	11/14/2025	5,195	5,214	5,186	1.3%
RXB Holdings, Inc. (f)	Healthcare	L+4.50% (5.25%)	12/20/2027	10,205	10,244	10,205	2.6%
S&S Holdings, LLC (f)	Consumer	L+5.00% (5.50%)	3/10/2028	6,948	6,759	6,948	1.7%
Safe Fleet Holdings, LLC (f)	Industrials	L+3.00% (4.00%)	2/3/2025	2,374	2,359	2,357	0.6%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+4.50% (4.60%)	6/28/2026	938	891	892	0.2%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+4.50% (4.60%)	6/28/2026	17,360	16,549	16,492	4.1%
Schenectady International Group, Inc. (b)	Chemicals	L+4.75% (4.87%)	10/15/2025	19,911	19,791	19,911	5.0%
SCIH Salt Holdings, Inc. (b) (f)	Industrials	L+4.00% (4.75%)	3/16/2027	18,735	18,671	18,532	4.6%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
SFR Group, SA (b) (e)	Telecom	L+4.00% (4.13%)	8/14/2026	$12,705	$12,640	$12,629	3.2%
Sierra Acquisition, Inc. (b)	Food & Beverage	L+4.00% (5.00%)	11/11/2024	4,902	4,712	4,890	1.2%
Sophia, LP (f)	Software/Services	L+3.50% (4.00%)	10/7/2027	3,004	3,007	3,001	0.8%
Spirit Aerosystems, Inc. (b)	Industrials	L+3.75% (4.25%)	1/15/2025	2,555	2,584	2,556	0.6%
SSH Group Holdings, Inc. (e)	Education	L+4.25% (4.40%)	7/30/2025	10,518	10,064	10,134	2.5%
Staples, Inc. (b)	Business Services	L+5.00% (5.13%)	4/16/2026	4,949	4,896	4,774	1.2%
Station Casinos, LLC (f)	Gaming/Lodging	L+2.25% (2.50%)	2/8/2027	2,278	2,267	2,257	0.6%
Team Health Holdings, Inc. (e)	Healthcare	L+2.75% (3.75%)	2/6/2024	2,969	2,808	2,830	0.7%
Tecta America Corp. (f)	Industrials	L+4.25% (5.00%)	4/6/2028	9,045	9,018	9,033	2.3%
Tenneco, Inc.	Transportation	5.13%	4/15/2029	3,846	3,846	3,773	0.9%
Tenneco, Inc. (e)	Transportation	L+3.00% (3.08%)	10/1/2025	2,969	2,911	2,921	0.7%
The Dun & Bradstreet Corp. (f)	Business Services	L+3.25% (3.35%)	2/6/2026	4,863	4,884	4,841	1.2%
TransDigm, Inc. (f)	Industrials	L+2.25% (2.35%)	12/9/2025	2,970	2,953	2,926	0.7%
Traverse Midstream Partners, LLC (b)	Energy	S+4.25% (5.25%)	9/27/2024	14,962	14,936	14,878	3.7%
Triton Water Holdings, Inc. (f)	Food & Beverage	L+3.50% (4.00%)	3/31/2028	7,463	7,445	7,374	1.8%
Truck Hero, Inc. (f)	Transportation	L+3.25% (4.00%)	1/31/2028	1,489	1,485	1,479	0.4%
TSL Engineered Products, LLC (b)	Industrials	L+4.75% (5.50%)	1/7/2028	7,858	7,785	7,858	2.0%
United Airlines, Inc. (f)	Transportation	L+3.75% (4.50%)	4/21/2028	3,794	3,782	3,800	1.0%
University Support Services, LLC (f)	Education	L+3.25% (3.75%)	6/29/2028	5,000	4,983	4,975	1.2%
Urban One, Inc.	Media/Entertainment	7.38%	2/1/2028	6,000	6,194	6,200	1.6%
Venga Finance Sarl (b)	Telecom	L+4.75% (5.25%)	12/4/2028	4,000	3,880	3,913	1.0%
Veritext Corp. (f)	Business Services	L+3.25% (3.35%)	8/1/2025	3,505	3,463	3,472	0.9%
Virgin Media Bristol, LLC (f)	Telecom	L+3.25% (3.36%)	1/31/2029	2,500	2,497	2,497	0.6%
Vyaire Medical, Inc. (f)	Healthcare	L+4.75% (5.75%)	4/16/2025	7,831	6,573	6,695	1.7%
WaterBridge Midstream Operating, LLC (b)	Energy	L+5.75% (6.75%)	6/22/2026	10,748	9,572	10,462	2.6%
Watlow Electric Manufacturing Co. (b)	Industrials	L+3.75% (4.25%)	3/2/2028	9,473	9,431	9,447	2.4%
Western Dental Services, Inc. (f)	Healthcare	L+4.50% (5.25%)	8/18/2028	9,075	9,067	9,070	2.3%
Western Dental Services, Inc. (f)	Healthcare	L+4.50% (5.25%)	8/18/2028	389	389	388	0.1%
Wilsonart, LLC (b)	Consumer	L+3.50% (4.50%)	12/31/2026	7,450	7,444	7,444	1.9%
Wrench Group, LLC (f)	Consumer	L+4.00% (4.22%)	4/30/2026	3,151	3,098	3,151	0.8%
YI, LLC (e)	Healthcare	L+4.00% (5.00%)	11/7/2024	8,974	8,891	8,974	2.3%
Subtotal Senior Secured First Lien Debt					$945,196	$947,148	237.6%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC (b)	Chemicals	L+7.25% (8.00%)	6/11/2029	$4,943	$4,894	$4,955	1.2%
Asp Ls Acquisition Corp. (b)	Transportation	L+7.50% (8.25%)	4/30/2029	2,065	2,075	2,074	0.5%
Asurion, LLC (b)	Business Services	L+5.25% (5.35%)	1/31/2028	15,632	15,564	15,671	3.9%
Barracuda Networks, Inc. (b)	Software/Services	L+6.75% (7.50%)	10/30/2028	4,698	4,724	4,749	1.2%
CDS U.S. Intermediate Holdings, Inc. (b)	Media/Entertainment	L+8.00% (9.00%) 7.00% PIK	11/24/2027	5,088	5,070	5,058	1.3%
Edelman Financial Services, LLC (b) (e)	Financials	L+6.75% (6.84%)	7/20/2026	9,972	9,929	9,989	2.5%
IDERA, Inc. (b) (e)	Technology	L+6.75% (7.50%)	3/2/2029	1,545	1,537	1,545	0.4%
Tecta America Corp. (b)	Industrials	L+8.50% (9.25%)	4/6/2029	4,998	4,973	4,998	1.3%
TIBCO Software, Inc. (b)	Technology	L+7.25% (7.36%)	3/3/2028	13,020	13,166	13,047	3.3%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Subtotal Senior Secured Second Lien Debt					$61,932	$62,086	15.6%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21‐1A F	Diversified Investment Vehicles	L+6.90% (7.03%)	4/22/2034	$1,410	$1,285	$1,270	0.3%
Avery Point CLO, Ltd. 15-6A E1 (f)	Diversified Investment Vehicles	L+5.50% (5.64%)	8/6/2027	3,500	3,124	3,380	0.9%
Battalion CLO, Ltd. 21-17A F	Diversified Investment Vehicles	L+7.50% (7.63%)	3/9/2034	1,224	1,132	1,123	0.3%
Carlyle GMS CLO, 16-3A FRR (f)	Diversified Investment Vehicles	L+8.60% (8.73%)	7/20/2034	2,100	1,984	1,983	0.5%
Eaton Vance CDO, Ltd. 15-1A FR (f)	Diversified Investment Vehicles	L+7.97% (8.10%)	1/20/2030	2,000	1,736	1,829	0.5%
Elevation CLO, Ltd. 13-1A D2	Diversified Investment Vehicles	L+7.65% (7.80%)	8/15/2032	2,000	1,961	1,973	0.5%
Great Lakes CLO, Ltd. 21-6A E	Diversified Investment Vehicles	L+8.03% (8.25%)	1/15/2034	5,150	4,945	4,906	1.2%
Greywolf CLO, Ltd. 20-3RA ER (f)	Diversified Investment Vehicles	L+8.74% (8.87%)	4/15/2033	1,000	873	949	0.2%
Hayfin Kingsland XI, Ltd. 19‐2A ER	Diversified Investment Vehicles	L+7.72% (7.85%)	10/20/2034	2,500	2,426	2,412	0.6%
Highbridge Loan Management, Ltd. 11A-17 E (f)	Diversified Investment Vehicles	L+6.10% (6.24%)	5/6/2030	3,000	2,689	2,825	0.7%
Jamestown CLO, Ltd. 17-10A D (f)	Diversified Investment Vehicles	L+6.70% (6.82%)	7/17/2029	1,200	1,120	1,153	0.3%
KKR Financial CLO, Ltd. 15 FR	Diversified Investment Vehicles	L+8.50% (8.62%)	1/18/2032	2,000	1,892	1,880	0.5%
LCM, Ltd. Partnership 16A ER2 (f)	Diversified Investment Vehicles	L+6.38% (6.50%)	10/15/2031	2,500	2,280	2,373	0.6%
Marble Point CLO, Ltd. 20-1A E (f)	Diversified Investment Vehicles	L+6.82% (6.95%)	4/20/2033	4,500	4,400	4,392	1.1%
Medalist Partners Corporate Finance CLO, Ltd. 21-1A D (f)	Diversified Investment Vehicles	L+7.48% (7.69%)	10/20/2034	3,000	2,852	2,833	0.7%
Northwoods Capital, Ltd. 17-15A ER	Diversified Investment Vehicles	L+7.64% (7.85%)	6/20/2034	3,000	2,920	2,909	0.7%
OCP CLO, Ltd. 14-5A DR (f)	Diversified Investment Vehicles	L+5.70% (5.82%)	4/26/2031	2,200	2,077	2,118	0.5%
OZLM, Ltd. 16-15A DR (f)	Diversified Investment Vehicles	L+6.75% (6.88%)	4/20/2033	2,000	1,903	1,922	0.5%
Palmer Square CLO, Ltd. 21‐4A F	Diversified Investment Vehicles	L+7.66% (7.80%)	10/15/2034	1,500	1,426	1,413	0.4%
Regatta II Funding, LP 13-2A DR2 (f)	Diversified Investment Vehicles	L+6.95% (7.07%)	1/15/2029	2,000	1,923	1,968	0.5%
Saranac CLO, Ltd. 20-8A E	Diversified Investment Vehicles	L+8.12% (8.28%)	2/20/2033	1,455	1,441	1,433	0.4%
Sound Point CLO, Ltd. 17-1A E (f)	Diversified Investment Vehicles	L+5.96% (6.08%)	1/23/2029	4,000	3,589	3,736	0.9%
Sound Point CLO, Ltd. 17-2A E (f)	Diversified Investment Vehicles	L+6.10% (6.22%)	7/25/2030	2,400	2,065	2,173	0.6%
Sound Point CLO, Ltd. 18-3A D (f)	Diversified Investment Vehicles	L+5.79% (5.91%)	10/26/2031	1,000	899	895	0.2%
Symphony CLO, Ltd. 2012-9A ER2 (f)	Diversified Investment Vehicles	L+6.95% (7.07%)	7/16/2032	3,000	2,769	2,937	0.7%
Trimaran CAVU 2021-2A, Ltd. 21-2A E (f)	Diversified Investment Vehicles	L+7.20% (7.33%)	10/25/2034	3,000	2,941	2,915	0.7%
Trysail CLO, Ltd. 21‐1A E	Diversified Investment Vehicles	L+7.38% (7.52%)	7/20/2032	1,500	1,444	1,445	0.4%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Venture CDO, Ltd. 16-23A ER2 (f)	Diversified Investment Vehicles	L+7.55% (7.67%)	7/19/2034	$3,000	$2,912	$2,892	0.7%
Venture CDO, Ltd. 16-25A E (f)	Diversified Investment Vehicles	L+7.20% (7.33%)	4/20/2029	2,000	1,943	1,936	0.5%
Venture CDO, Ltd. 20-39A E	Diversified Investment Vehicles	L+7.63% (7.75%)	4/15/2033	4,995	4,961	4,922	1.2%
Venture CLO 43, Ltd. 21-43A E (f)	Diversified Investment Vehicles	L+7.15% (7.27%)	4/15/2034	3,000	2,913	2,901	0.7%
Wind River CLO, Ltd. 14-2A FR	Diversified Investment Vehicles	L+7.87% (7.99%)	1/15/2031	3,000	2,495	2,489	0.6%
Zais CLO 13, Ltd. 19-13A D1 (f)	Diversified Investment Vehicles	L+4.52% (4.64%)	7/15/2032	3,000	2,722	2,818	0.7%
Subtotal Collateralized Securities					$78,042	$79,103	19.8%

TOTAL INVESTMENTS					$1,085,170	$1,088,337	273.0%
______________
(a)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate ("SOFR" or "S"), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the SLF has provided the spread over the relevant reference rate and the current interest rate in effect at December 31, 2021. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(b)The SLF's investment or a portion thereof is pledged as collateral under the Citi Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(c)Percentages are based on SLF members' capital as of December 31, 2021.
(d)The SLF has various unfunded commitments to portfolio companies.
(e)The SLF's investment or a portion thereof is held through a total return swap with J.P. Morgan.
(f)The SLF's investment or a portion thereof is pledged as collateral under a credit facility with CIBC. Individual investments can be divided into parts which are pledged to separate credit facilities.
SLF had $2.2 million of unfunded commitments on delayed draw term loans as of December 31, 2021.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

Below is certain summarized financial information for the SLF as of December 31, 2021 and for the period from January 20, 2021 (inception) through December 31, 2021 (dollars in thousands):

Selected Statement of Assets and Liabilities Information	December 31,
2021

ASSETS
Investments, at fair value (amortized cost of $1,085,170)	$1,088,337
Cash and other assets	107,623
Total assets	$1,195,960

LIABILITIES
Revolving credit facilities	$631,562
Secured borrowings	94,737
Other liabilities	71,008
Total liabilities	797,307

MEMBERS' CAPITAL
Total members' capital	398,653

Total liabilities and members' capital	$1,195,960

Selected Statements of Operations Information	For the period January 20, 2021 (inception) through December 31,
2021

Investment income:
Total investment income	$44,964

Operating expenses:
Interest and credit facility financing expenses	10,051
Other expenses	2,161
Total expenses	12,212

Net investment income	32,752

Realized and unrealized gain:
Net realized and unrealized gain	10,093

Net increase in net assets resulting from operations	$42,845

Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine which of its unconsolidated controlled affiliated investments are considered significant subsidiaries,

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

if any. As of December 31, 2021 and for the year ended December 31, 2021, the Company’s investments in Siena Capital Finance, LLC and FBLC Senior Loan Fund, LLC exceeded the threshold of at least one of the tests under Rule 4-08(g), however neither exceeded the threshold of any tests under Rule 3-09. Included below is the summarized financial information for Siena Capital Finance, LLC. The summarized financial information for FBLC Senior Loan Fund, LLC is provided above in Note 3.

Selected Balance Sheet Information	As of December 31,	As of December 31,
	2021	2020

Total Assets	$470,781	$225,645
Total Liabilities	414,464	181,401

Selected Income Statement Information	For the Year Ended December 31,	For the Year Ended December 31,	For the period February 16, 2019 through December 31,
	2021	2020	2019

Revenues	$29,452	$21,509	$15,428
Net income	12,082	7,324	6,213

Note 4 — Related Party Transactions and Arrangements
Investment Advisory Agreement
    Pursuant to the Investment Advisory Agreement and for the investment advisory and management services provided thereunder, the Company pays the Adviser a base management fee and an incentive fee.
    Prior to February 1, 2019, the Adviser provided investment advisory and management services under the investment advisory and management services agreement, effective November 1, 2016 (the “Prior Investment Advisory Agreement”), and most recently re-approved by the Board in August 2018. The terms of the Prior Investment Advisory Agreement were materially identical to the Investment Advisory Agreement. The Prior Investment Advisory Agreement automatically terminated on February 1, 2019 upon the indirect change of control of the Adviser on the consummation of Franklin Templeton's acquisition of BSP. The Investment Advisory Agreement was approved by the Board, including a majority of independent directors, on October 22, 2018, and by stockholders at a special meeting held on January 11, 2019 and took effect February 1, 2019. The Board renewed the Investment Advisory Agreement on January 31, 2022.
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
    As of December 31, 2021 and December 31, 2020, $10.5 million and $9.6 million was payable to the Adviser for base management fees, respectively.
    For the years ended December 31, 2021, 2020, and 2019, the Company incurred $39.6 million, $37.8 million, and $39.8 million, respectively, in base management fees under the Investment Advisory Agreement.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

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
    As of December 31, 2021 and December 31, 2020, $7.2 million and $6.2 million was payable to the Adviser for the incentive fee on income, respectively.
    For the years ended December 31, 2021, 2020, and 2019, the Company incurred $26.9 million, $6.2 million, and $27.1 million, respectively, in incentive fees on income under the Investment Advisory Agreement.
    The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” is an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to the Company’s liquidation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). This fee equals 20% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended December 31, 2021, 2020, and 2019, the Company did not incur incentive fees on capital gains during operations under the Investment Advisory Agreement.
Administration Agreement
    In connection with the Administration Agreement, BSP provides the Company with office facilities and administrative services. As of December 31, 2021 and December 31, 2020, $1.6 million and $0.5 million was payable to BSP under the Administration Agreement, respectively.
    For the years ended December 31, 2021, 2020, and 2019, the Company incurred $1.6 million, $2.0 million, and $2.4 million, respectively, in administrative service fees under the Administration Agreement.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

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
Due To/From Affiliated Funds
Included within Prepaid and Other Assets on the Consolidated Statements of Assets and Liabilities as of December 31, 2021 and December 31, 2020 are $2.6 million and $0.0 million, respectively of receivables from Affiliated Funds related to investment transactions.

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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

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

    The weighted average annualized interest cost for all borrowings for the years ended December 31, 2021, 2020, and 2019 was 3.48%, 3.65%, and 4.57%, respectively. The average daily debt outstanding for the years ended December 31, 2021, 2020, and 2019 was $1.1 billion, $1.1 billion, and $1.1 billion, respectively. The maximum debt outstanding for the years ended December 31, 2021, 2020, and 2019 was $1.3 billion, $1.6 billion, and $1.3 billion, respectively.
    The following table represents borrowings as of December 31, 2021:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	8/28/2025	$300,000	$285,000	$(5,575)	$279,425
JPM Credit Facility	8/28/2023	400,000	391,100	(734)	390,366
MassMutual Credit Facility	12/31/2025	100,000	—	(1,807)	(1,807)
2026 Notes	3/30/2026	300,000	296,688	(607)	296,081
2024 Notes	12/15/2024	100,000	99,295	(110)	99,185
2023 Notes	5/30/2023	60,000	59,908	(266)	59,642
2022 Notes	12/30/2022	150,000	149,836	(454)	149,382
Totals		$1,410,000	$1,281,827	$(9,553)	$1,272,274

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

    The following table represents borrowings as of December 31, 2020:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	8/28/2025	$300,000	$253,000	$(7,099)	$245,901
JPM Credit Facility	8/28/2023	300,000	289,000	(894)	288,106
Citi Credit Facility	5/31/2022	400,000	267,250	(1,335)	265,915
MassMutual Credit Facility	12/31/2025	100,000	—	(2,258)	(2,258)
2024 Notes	12/15/2024	100,000	99,057	(147)	98,910
2023 Notes	5/30/2023	60,000	59,843	(455)	59,388
2022 Notes	12/30/2022	150,000	149,671	(910)	148,761
Totals		$1,410,000	$1,117,821	$(13,098)	$1,104,723

    The following table represents interest and debt fees for the year ended December 31, 2021:

	Year ended December 31, 2021
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (6)	Other Fees (7)
Wells Fargo Credit Facility	(1)	(2)	$5,973	$1,524	$559
JPM Credit Facility	(3)	(4)	9,103	423	801
Citi Credit Facility(8)	L+1.60%	0.50%	277	49	48
MassMutual Credit Facility	(5)	0.50%	—	450	579
2026 Notes	3.25%	n/a	7,961	100	35
2024 Notes	4.85%	n/a	5,088	37	—
2023 Notes	5.38%	n/a	3,290	189	9
2022 Notes	4.75%	n/a	7,290	456	—
Totals			$38,982	$3,228	$2,031
______________
(1) From August 28, 2020 until April 6, 2021, the Wells Fargo Credit Facility had an interest rate priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 2.75% per annum. From April 6, 2021 through December 31, 2021, the Wells Fargo Credit Facility had an interest rate priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 2.50% per annum.
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

(2) The non-usage fee per annum is 0.50% for the first 25% of the unused balance and 2.0% for the portion of the unused balance that exceeds 25%, except for the period from March 15, 2019 through June 15, 2019, where the non-usage fee per annum was 0.50% on any principal amount unused.
(3) Amortization of deferred financing costs.
(4) Includes non-usage fees, custody fees, and trustee fees.
    The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates, and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature. The fair value of the Company's 2022 Notes, 2023 Notes, 2024 Notes, and 2026 Notes are derived from market indications provided by Bloomberg Finance L.P. at December 31, 2021 and December 31, 2020.
    At December 31, 2021, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2021 and December 31, 2020, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
    The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount at December 31, 2021	Fair Value at December 31, 2021
Wells Fargo Credit Facility	3	$285,000	$285,000
JPM Credit Facility	3	391,100	391,100
MassMutual Credit Facility	3	—	—
2026 Notes	3	296,688	300,243
2024 Notes	3	99,295	105,163
2023 Notes	3	59,908	62,113
2022 Notes	3	149,836	153,732
		$1,281,827	$1,297,351

	Level	Carrying Amount at December 31, 2020	Fair Value at December 31, 2020
Wells Fargo Credit Facility	3	$253,000	$253,000
JPM Credit Facility	3	289,000	289,000
Citi Credit Facility	3	267,250	267,250
MassMutual Credit Facility	3	—	—
2024 Notes	3	99,057	100,216
2023 Notes	3	59,843	61,388
2022 Notes	3	149,671	153,440
		$1,117,821	$1,124,294

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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

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
    At December 31, 2021 and December 31, 2020, the forward foreign currency contracts were classified within Level 2 of the fair value hierarchy. The foreign currency forward contracts held as of December 31, 2021, and December 31, 2020 were subject to ISDA Master Agreements or similar agreements.
    The Company is operated by a person who has claimed an exclusion from the definition of the "commodity pool operator" under the Commodity Exchange Act, and, therefore, who is not subject to registration or regulation as a pool operator under such Act.
Note 7 — Commitments and Contingencies
Commitments
    In the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2021, the Company had unfunded commitments on delayed draw term loans of $163.6 million, unfunded commitments on revolver term loans of $102.9 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $0.8 million. As of December 31, 2020, the Company had unfunded commitments on delayed draw term loans of $42.7 million (including $40.2 million of non-discretionary commitments and $2.5 million of discretionary commitments), unfunded commitments on revolver term loans of $48.5 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $3.8 million. The Company maintains sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

    As of December 31, 2021, the Company's unfunded commitments consisted of the following:
December 31, 2021

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	$3,604	$1,485
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,264	1,264
Arch Global Precision, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,380	164
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver term loan	1,008	1,008
Arctic Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	10,632	3,694
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	5,074	4,059
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	4,517	4,517
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver term loan	5,420	4,968
Aventine Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	10,063	10,063
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	11,417	11,417
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,425	3,425
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,425	3,425
Capstone Logistics	Senior Secured First Lien Debt	Delayed draw term loan	2,945	1,818
Capstone Logistics	Senior Secured First Lien Debt	Revolver term loan	1,804	1,526
Chudy Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	3,442	3,442
Chudy Group, LLC	Senior Secured First Lien Debt	Revolver term loan	860	860
Cobblestone Intermediate Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	7,015	5,899
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver term loan	2,363	2,363
CRS-SPV, Inc.	Senior Secured First Lien Debt	Revolver term loan	224	162
Dynagrid Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	2,262	1,583
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver term loan	2,144	1,501
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed draw term loan	3,977	3,977
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver term loan	1,894	1,894
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,053	1,053
Health Plan One, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,458	1,458
Higginbotham Insurance Agency, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	10,113	6,022
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,775	1,070
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver term loan	6,178	3,089
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,810	1,927
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,390	695
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	Revolver term loan	600	469
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,028	406
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	5,061	5,061
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,531	1,924
Lakeview Health Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	514	100
Luna Sub 2, LLC	Subordinated Debt	Delayed draw term loan	24,000	24,000
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver term loan	2,706	1,962
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term loan	12,887	807
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	6,631	6,631
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver term loan	1,326	1,326
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	2,019	1,454
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	1,131	1,131
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,324	1,324
Mintz Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,344	1,344
Mintz Group, LLC	Senior Secured First Lien Debt	Revolver term loan	630	630
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	7,827	7,827
Muth Mirror Systems, LLC	Senior Secured First Lien Debt	Revolver term loan	1,299	1,299

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Norvax, LLC	Senior Secured First Lien Debt	Revolver term loan	$1,152	$259
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	2,676	2,676
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,747	3,747
Olaplex, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,908	1,908
ORG GC Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	584	584
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	6,129	4,658
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,840	1,840
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver term loan	1,602	1,602
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed draw term loan	8,058	8,058
Premier Global Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,042	73
Prototek, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,257	2,257
Prototek, LLC	Senior Secured First Lien Debt	Revolver term loan	1,693	451
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,316	921
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	1,034
Reddy Ice Corp.	Senior Secured First Lien Debt	Delayed draw term loan	4,863	19
Reddy Ice Corp.	Senior Secured First Lien Debt	Revolver term loan	1,762	1,762
Refresh Parent Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,120	85
Refresh Parent Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	1,859	1,859
Refresh Parent Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,127	721
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver term loan	464	464
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,354	1,354
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	4,433	1,554
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	9,236	7,943
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	8,886	5,554
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,746	2,716
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed draw term loan	3,209	3,209
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver term loan	1,284	1,284
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,782	3,782
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Delayed draw term loan	5,639	5,639
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,256	2,256
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	601	505
Tap Rock Resources, LLC (1)	Equity/Other	Equity	29,470	11,114
Therapy Brands Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	889	889
Therapy Brands Holdings, LLC	Senior Secured Second Lien Debt	Delayed draw term loan	1,379	1,379
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed draw term loan	6,974	6,974
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver term loan	1,993	399
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,300	3,300
University of St. Augustine Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,615	2,615
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,821	4,393
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	1,167	1,167
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver term loan	2,169	2,169
Vensure Employer Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	2,384	2,384
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,023	2,016
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	378	378
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	13,728	12,809
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,224	4,224
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver term loan	4,448	3,892
Total			$367,965	$278,399

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

_____________
(1) The commitment related to this investment is discretionary.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

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
Note 9 — Common Stock
    On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No.333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through December 31, 2021, the Company issued 232.4 million shares of common stock for gross proceeds of $2.4 billion, including the shares purchased by an affiliate of BSP and shares issued under the Company's DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company suspended the DRIP from March 29, 2020 through June 26, 2020. While the DRIP was suspended, participants and all other holders of the Company's common stock received distributions paid by the Company in cash. From inception of the Company's DRIP plan to December 31, 2021, the Company had repurchased 30.8 million shares of common stock through its share repurchase program for payments of $259.2 million. As of December 31, 2020, the Company had repurchased 27.9 million shares of common stock for payments of $239.7 million. Amounts include additional shares tendered for death and disability as permitted.
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

The following table reflects the common stock activity for the year ended December 31, 2021:

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	3,130,965	22,822
Share Repurchases	(2,910,936)	(19,532)
	220,029	$3,290
The following table reflects the common stock activity for the year ended December 31, 2020:

	Shares	Value
Shares Sold	10,225,302	$59,000
Shares Issued through DRIP	3,213,102	22,332
Share Repurchases	(2,255,193)	(17,477)
	11,183,211	$63,855
The following table reflects the common stock activity for the year ended December 31, 2019:

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	4,373,786	34,905
Share Repurchases	(4,490,328)	(36,286)
	(116,542)	$(1,381)

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

    The following table reflects the stockholders' equity activity for the years ended December 31, 2021, 2020, and 2019:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Net assets attributable to non-controlling interest	Total Stockholders' Equity
Balance as of December 31, 2018	190,324,059	$190	$1,811,970	$(323,127)	$3,686	$1,492,719
Net investment income	—	—	—	108,248	9	108,257
Net realized loss from investment transactions	—	—	—	(64,525)	—	(64,525)
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	48,749	3,017	51,766
Issuance of common stock, net of issuance costs	—	—	6,024	—	(6,712)	(688)
Repurchases	(4,490,328)	(4)	(36,282)	—	—	(36,286)
Distributions to stockholders	—	—	—	(123,465)	—	(123,465)
Reinvested dividends	4,373,786	4	34,901	—	—	34,905
Tax adjustment	—	—	30,699	(30,699)	—	—
Balance as of December 31, 2019	190,207,517	$190	$1,847,312	$(384,819)	$—	$1,462,683
Net investment income	—	—	—	91,200	—	91,200
Net realized loss from investment transactions	—	—	—	(132,149)	—	(132,149)
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	5,147	—	5,147
Issuance of common stock, net of issuance costs	10,225,302	10	58,990	—	—	59,000
Repurchases	(2,255,193)	(2)	(17,475)	—	—	(17,477)
Distributions to stockholders	—	—	—	(90,981)	—	(90,981)
Reinvested dividends	3,213,102	3	22,329	—	—	22,332
Tax adjustment	—	—	(3,040)	3,040	—	—
Balance as of December 31, 2020	201,390,728	$201	$1,908,116	$(508,562)	$—	$1,399,755
Net investment income	—	—	—	107,647	—	107,647
Net realized gain from investment transactions	—	—	—	16,038	—	16,038
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	82,499	—	82,499
Repurchases	(2,910,936)	(3)	(19,529)	—	—	(19,532)
Distributions to stockholders	—	—	—	(99,737)	—	(99,737)
Reinvested dividends	3,130,965	4	22,818	—	—	22,822
Tax adjustment	—	—	1,960	(1,960)	—	—
Balance as of December 31, 2021	201,610,757	$202	$1,913,365	$(404,075)	$—	$1,509,492

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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

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
Note 11 — Earnings Per Share
    Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of December 31, 2021, 2020, and 2019.
    The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the years ended December 31, 2021, 2020, and 2019.

	For the years ended December 31,
	2021	2020	2019
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$206,184	$(35,802)	$92,472
Weighted average common shares outstanding	200,070,608	197,482,855	189,940,267
Net increase (decrease) in net assets resulting from operations per share	$1.03	$(0.18)	$0.49

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

Note 12 — Distributions
    For the period from January 1, 2018 to March 29, 2020, the Company’s Board of Directors had authorized, and had declared, cash distributions payable on a monthly basis to stockholders of record at a distribution rate of $0.00178082 per day, which is equivalent to approximately $0.65 annually, per share of common stock, except for 2020 where the daily distribution rate was $0.00177596 per day to accurately reflect 2020 being a leap year. Effective April 21, 2020, the Board of Directors of the Company approved a transition in the timing of its distributions to holders of the Company's common stock from a monthly to a quarterly basis. On June 26, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on July 6, 2020 to stockholders of record as of June 30, 2020. On September 25, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on October 1, 2020 to stockholders of record as of September 30, 2020. On November 9, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on January 4, 2021 to stockholders of record as of December 31, 2020. On March 11, 2021, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on April 1, 2021 to stockholders of record as of March 31, 2021. On May 7, 2021, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable July 1, 2021 to stockholders of record as of June 30, 2021. On September 28, 2021, the Board declared a regular quarterly cash dividend of $0.13 per share and a special dividend of $0.02 per share of the Company's common stock, payable on October 1, 2021 to stockholders of record as of September 30, 2021. On November 9, 2021, the Board declared a regular quarterly cash dividend of $0.13 per share and a special dividend of $0.02 per share of the Company's common stock, payable on January 3, 2022 to stockholders of record as of December 31, 2021.
The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.

    As of December 31, 2021 and December 31, 2020, the Company had accrued $23.3 million and $15.5 million, respectively, in stockholder distributions that were unpaid.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

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
    The tax character of distributions for the fiscal years ended December 31, 2021, 2020 and 2019 were as follows (dollars in thousands):

	For the years ended December 31,
	2021		2020		2019
Ordinary income distributions	$99,737	100.0%	$90,981	100.0%	$123,465	100.0%
Capital gains distributions	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total distributions	$99,737	100.0%	$90,981	100.0%	$123,465	100.0%
    For the years ended December 31, 2021, 2020 and 2019, the reconciliation of net increase in net assets resulting from operations to taxable income is as follows (dollars in thousands):

	For the years ended December 31,
	2021	2020	2019
Book income (loss) from operating activities	$206,184	$(35,802)	$92,472
Net unrealized (gain) loss on investments	(873)	(295)	517
Nondeductible expenses	3,311	2,566	1,771
Temporary differences	(103,076)	139,652	36,875
Taxable income before deductions for distributions paid	$105,546	$106,121	$131.635

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

    For the years ended December 31, 2021, 2020 and 2019, the components of accumulated gain and losses on a tax basis were as follows:

	For the years ended December 31,
	2021	2020	2019
Undistributed ordinary income	$57,736	$56,493	$31,010
Undistributed capital loss carryforward	(328,995)	(329,587)	(206,292)
Total undistributed net earnings (loss carryforward)	(271,259)	(273,094)	(175,282)
Net unrealized (loss) on investments	(59,643)	(231,926)	(204,294)
Total undistributed taxable income	$(330,902)	$(505,020)	$(379,576)
    As of December 31, 2021, the Company had short-term capital loss carryforwards of $13.1 million and long-term capital loss carryforwards of $315.9 million, with no expiration, available to offset future capital gains.
    At December 31, 2021, gross unrealized appreciation and gross unrealized depreciation based on cost for federal income tax purposes are as follows:

December 31, 2021
Tax cost	$2,838,871
Gross unrealized appreciation	158,637
Gross unrealized depreciation	(218,280)
    During the year ended December 31, 2021, as a result of permanent book-to-tax differences, the Company made reclassifications among components of net assets as follows:

	Total distributable loss	Paid in capital
2021	$(1,960)	$1,960
    The differences were attributable to non-deductible expenses, investments in partnerships, controlled foreign corporations, certain debt investments and subsidiaries. Aggregate stockholders’ equity was not affected by this reclassification.
    Tax information for the fiscal year ended December 31, 2021 is an estimate and will not be finally determined until the Company files its 2021 tax return.
    The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company's current tax year, 2020, 2019, and 2018 federal tax returns remain subject to examination by the Internal Revenue Service.
    As of December 31, 2021, the Company had a deferred tax asset of $2.0 million and a deferred tax liability of $(4.9) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $2.0 million. As of December 31, 2020, the Company had a deferred tax asset of $5.0 million and a deferred tax liability of $(0.9) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $5.0 million. As of December 31, 2019, the Company had a deferred tax asset of $1.5 million and a deferred tax liability of $(3.1) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.5 million.
    The deferred tax asset valuation allowance has been determined pursuant to the provisions of ASC Topic 740, including the Company's estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

As of December 31, 2021, the Company had differences between book basis and tax basis cost of investments of $120.1 million from investments classified as partnerships, certain debt investments, and controlled foreign corporations for U.S. tax purposes and $(64.9) million from investment in a domestic subsidiary and amortization of market discount. As of December 31, 2020, the Company had differences between book basis and tax basis cost of investments of $139.3 million from investments classified as partnerships, certain debt investments, or and controlled foreign corporations for U.S. tax purposes and $(1.1) million from amortization of market discount and investments classified as partnerships. As of December 31, 2019, the Company had differences between book basis and tax basis cost of investments of $108.6 million from investments classified as partnerships, passive foreign investment companies, or controlled foreign corporations for U.S. tax purposes and $1.4 million from amortization of market discount.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

Note 14 — Financial Highlights
The following is a schedule of financial highlights for the years ended December 31, 2021, 2020, 2019, 2018, and 2017:

	For the years ended December 31,
	2021	2020	2019	2018	2017
Per share data:
Net asset value, beginning of year	$6.95	$7.69	$7.82	$8.30	$8.62
Results of operations (1)
Net investment income	0.54	0.46	0.57	0.57	0.59
Net realized and unrealized gain (loss), net of deferred taxes	0.49	(0.64)	(0.07)	(0.41)	(0.15)
Net change in unrealized depreciation attributable to non-controlling interests	—	—	(0.01)	—	—
Net increase (decrease) in net assets resulting from operations	1.03	(0.18)	0.49	0.16	0.44
Stockholder distributions (2)
Distributions from net investment income	(0.50)	(0.46)	(0.65)	(0.65)	(0.76)
Net decrease in net assets resulting from stockholder distributions	(0.50)	(0.46)	(0.65)	(0.65)	(0.76)
Capital share transactions
Issuance of common stock (3)	—	(0.06)	—	0.01	—
Acquisition of non-controlling interest	—	—	0.03	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	(0.06)	0.03	0.01	—
Other (7)	0.01	(0.04)	—	—	—
Net asset value, end of year	$7.49	$6.95	$7.69	$7.82	$8.30
Shares outstanding at end of year	201,610,757	201,390,728	190,207,517	190,324,059	179,733,998
Total return (4)	15.30%	(3.44)%	6.60%	1.96%	5.24%
Ratio/Supplemental data:
Net assets attributable to FBLC, end of year	$1,509,492	$1,399,755	$1,462,683	$1,489,033	$1,491,695
Total net assets, end of year	$1,509,492	$1,399,755	$1,462,683	$1,492,719	$1,494,516
Ratio of net investment income to average net assets	7.35%	6.71%	7.26%	6.92%	7.01%
Ratio of total expenses to average net assets (6)	8.54%	7.76%	9.14%	8.94%	7.79%
Ratio of incentive fees to average net assets	1.84%	0.46%	1.82%	1.45%	1.30%
Ratio of debt related expenses to average net assets	3.02%	3.45%	3.71%	3.70%	2.90%
Portfolio turnover rate (5)	74.47%	37.22%	32.24%	45.58%	40.06%
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

(7)    Represents the impact of calculating certain per share amounts based on weighted average shares outstanding during the period and certain per share amounts based on shares outstanding as of year end.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

Note 15 – Selected Quarterly Data (Unaudited)
    The following are the quarterly results of operations for the years ended December 31, 2021 and 2020. The operating results for any quarter are not necessarily indicative of results for any future period:

Quarter Ended	Total Investment Income	Net Investment Income	Net Realized and Unrealized Gain (Loss)	Net Increase (Decrease) In Net Assets Resulting from Operations	Net Investment Income per Share	Net Increase (Decrease) in Net Assets Resulting from Operations per Share	Net Asset Value per Common Share at End of Quarter
December 31, 2021	$59,569	$26,796	$8,255	$35,051	$0.13	$0.17	$7.49
September 30, 2021	58,532	26,726	10,707	37,433	0.13	0.19	7.46
June 30, 2021	58,251	27,507	39,214	66,721	0.14	0.33	7.43
March 31, 2021	56,434	26,618	40,361	66,979	0.13	0.33	7.19
December 31, 2020	54,157	24,889	44,162	69,051	0.12	0.34	6.95
September 30, 2020	44,166	20,320	37,654	57,974	0.10	0.29	6.71
June 30, 2020	45,081	20,433	10,459	30,892	0.10	0.16	6.52
March 31, 2020	53,281	25,558	(219,277)	(193,719)	0.13	(1.02)	6.47

Note 16 – Senior Securities
    Information about our senior securities (including debt securities and other indebtedness) is shown in the following tables as of December 31, 2021, 2020, 2019, 2018, and 2017.
    The following is a summary of the senior securities as of December 31, 2021:

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Wells Fargo Credit Facility	$285,000	$—	$—	N/A
JPM Credit Facilty	391,100	—	—	N/A
MassMutual Credit Facility	—	—	—	N/A
2026 Notes	296,688	—	—	N/A
2024 Notes	99,295	—	—	N/A
2023 Notes	59,908	—	—	N/A
2022 Notes	149,836	—	—	N/A
	$1,281,827	$2,178	$—	N/A
    The following is a summary of the senior securities as of December 31, 2020:

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Wells Fargo Credit Facility	$253,000	$—	$—	N/A
JPM Credit Facility	289,000	—	—	N/A
Citi Credit Facility	267,250	—	—	N/A
MassMutual Credit Facility	—	—	—	N/A
2024 Notes	99,057	—	—	N/A
2023 Notes	59,843	—	—	N/A
2022 Notes	149,671	—	—	N/A
	$1,117,821	$2,252	$—	N/A

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

The following is a summary of the senior securities as of December 31, 2019:

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Wells Fargo Credit Facility	$436,652	$—	$—	N/A
Citi Credit Facility	250,500	—	—	N/A
2024 Notes	98,818			N/A
2023 Notes	59,778	—	—	N/A
2022 Notes	149,505	—	—	N/A
2020 Notes	99,789	—	—	N/A
	$1,095,042	$2,336	$—	N/A
    The following is a summary of the senior securities as of December 31, 2018:

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Wells Fargo Credit Facility	$294,651	$—	$—	N/A
Citi Credit Facility	293,500	—	—	N/A
2023 Notes	59,713	—	—	N/A
2022 Notes	149,340	—	—	N/A
2020 Notes	99,474	—	—	N/A
	$896,678	$2,688	$—	N/A
    The following is a summary of the senior securities as of December 31, 2017:

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Wells Fargo Credit Facility	$188,051	$—	$—	N/A
Citi Credit Facility	336,003	—	—	N/A
UBS Credit Facility	232,500	—	—	N/A
2022 Notes	149,175	—	—	N/A
2020 Notes	99,158	—	—	N/A
JPMC PB Account	36,262	—	—	N/A
	$1,041,149	$2,435	$—	N/A
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

Note 17 – Schedules of Investments and Advances to Affiliates
    The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2021:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2021
Control Investments
CRD Holdings, LLC - 9.00% (2) (5) (6)	Equity/Other	Energy	$—	$14,557	$—	$(13,174)	$(597)	$(786)	$—
CRS-SPV, Inc. - L+4.50% (5.50%), 3/8/2022 (2) (6)	Senior Secured First Lien Debt	Industrials	3	62	—	—	—	—	62
CRS-SPV, Inc. (2) (3) (6)	Equity/Other	Industrials	—	1,393	—	—	—	(127)	1,266
Danish CRJ, Ltd. (2) (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
FBLC Senior Loan Fund, LLC (2) (4) (6)	Equity/Other	Diversified Investment Vehicles	24,066	—	304,934	—	—	—	304,934
Integrated Efficiency Solutions, Inc. - 7.50%, 12/31/2025 (2) (6)	Senior Secured First Lien Debt	Industrials	—	—	131	—	—	—	131
Integrated Efficiency Solutions, Inc. - 7.50%, 12/31/2025 (2) (6)	Senior Secured First Lien Debt	Industrials	—	—	1,436	—	—	—	1,436
Integrated Efficiency Solutions, Inc. - 10.00% PIK, 12/31/2026 (2) (6)	Senior Secured Second Lien Debt	Industrials	1	—	780	—	—	—	780
Kahala Ireland OpCo Designated Activity Company - L+8.00% (13.00%), 12/22/2028 (2) (5) (6)	Senior Secured First Lien Debt	Transportation	950	18,549	—	(18,549)	—	—	—
Kahala Ireland OpCo Designated Activity Company (2) (6)	Equity/Other	Transportation	25,513	42,952	—	—	—	(19,220)	23,732
Kahala Ireland OpCo Designated Activity Company (2) (3) (6)	Equity/Other	Transportation	—	3,250	—	—	—	—	3,250
Kahala US OpCo, LLC - 13.00% (2) (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
KMTEX, LLC - P+3.00% (6.25%) PIK, 6/16/2025 (2) (5) (6)	Senior Secured First Lien Debt	Chemicals	16	218	468	(686)	—	—	—
KMTEX, LLC - P+3.00% (6.25%) PIK, 6/16/2025 (2) (5) (6)	Senior Secured First Lien Debt	Chemicals	92	3,230	102	(1,060)	(2,272)	—	—
KMTEX, LLC - P+3.00% (6.25%) PIK, 6/16/2025 (2) (5) (6)	Senior Secured First Lien Debt	Chemicals	26	829	26	(272)	(583)	—	—
KMTEX, LLC (2) (3) (5) (6)	Equity/Other	Chemicals	—	—	—	—	—	—	—
KMTEX, LLC (2) (3) (5) (6)	Equity/Other	Chemicals	—	2,289	—	—	(2,793)	504	—
Lakeview Health Holdings, Inc. - P+4.50% (7.75%) PIK, 10/15/2024 (2) (6)	Senior Secured First Lien Debt	Healthcare	26		600	—	—	(16)	584
Lakeview Health Holdings, Inc. - P+6.00% (9.25%), 10/15/2024 (2) (6)	Senior Secured First Lien Debt	Healthcare	28		414	—	—	—	414
Luna Sub 2, LLC - L+7.75% (9.00%), 12/31/2028 (2) (6)	Subordinated Debt	Financials	19	—	37,964	—	—	—	37,964
Luna Sub 2, LLC (2) (3) (6)	Equity/Other	Financials	—	—	81,693	—	—	—	81,693
MGTF Holdco, LLC (2) (3) (6)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
MGTF Radio Company, LLC - L+6.00% (7.00%), 4/1/2024 (2) (6)	Senior Secured First Lien Debt	Media/Entertainment	3,854	43,400	32	(3,551)	6	2,680	42,567
NMFC Senior Loan Program I, LLC (2) (3) (5) (6)	Equity/Other	Diversified Investment Vehicles	496	—	—	—	—	—	—

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2021
ORG GC Holdings, LLC - L+6.50% (7.50%) PIK, 11/24/2026 (2) (6)	Senior Secured First Lien Debt	Business Services	$57	$—	$8,343	$—	$—	$—	$8,343
ORG GC Holdings, LLC - 18.00% PIK, 11/24/2027 (2) (6)	Senior Secured Second Lien Debt	Business Services	56	—	3,439	—	—	—	3,439
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other	Business Services	—	—	212	—	—	—	212
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other	Business Services	—	—	—	—	—	—	—
Park Ave RE Holdings, LLC - 13.00%, 12/30/2022 (2) (6)	Subordinated Debt	Financials	1,784	37,237	—	(35,700)	—	—	1,537
Park Ave RE Holdings, LLC (2) (3) (6)	Equity/Other	Financials	—	3,300	—	(792)	—	1,953	4,461
Siena Capital Finance, LLC - 12.50%, 11/27/2026 (2) (6)	Subordinated Debt	Financials	5,340	25,500	74,502	(25,000)	—	(2)	75,000
Siena Capital Finance, LLC (2) (6)	Equity/Other	Financials	5,959	35,839	5,950	—	—	23,820	65,609
WPNT, LLC (2) (3) (6)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Total Control Investments			$68,286	$232,605	$521,026	$(98,784)	$(6,239)	$8,806	$657,414

Affiliate Investments
Answers Corp. (3) (6)	Equity/Other	Media/Entertainment	$—	$727	$—	$(718)	$—	$136	$145
Capstone Nutrition Development, LLC (3) (5) (6)	Equity/Other	Consumer	—	5,928	—	(28,103)	23,635	(1,460)	—
CDS U.S. Intermediate Holdings, Inc. - L+6.00% (7.00%), 11/24/2025 (6)	Senior Secured First Lien Debt	Media/Entertainment	330	1,940	3,944	(374)	3	52	5,565
CDS U.S. Intermediate Holdings, Inc. - L+8.00% (9.00%) 7.00% PIK, 11/24/2027	Senior Secured Second Lien Debt	Media/Entertainment	756	1,104	13,866	(4,977)	278	(9)	10,262
CDS U.S. Intermediate Holdings, Inc. (3) (6)	Equity/Other	Media/Entertainment	—	1,224	—	—	—	4,218	5,442
CDS U.S. Intermediate Holdings, Inc. (3) (6)	Equity/Other	Media/Entertainment	—	437	—	—	—	2,447	2,884
First Eagle Greenway Fund II, LLC	Equity/Other	Diversified Investment Vehicles	170	1,759	—	(1,279)	—	(16)	464
Foresight Energy Operating, LLC - L+8.00% (9.50%), 6/30/2027 (6)	Senior Secured First Lien Debt	Energy	119	1,354	—	(235)	—	(17)	1,102
Foresight Energy Operating, LLC (3) (6)	Equity/Other	Energy	—	2,520	—	—	—	1,445	3,965
Internap Corp. - L+6.50% (7.50%) 5.50% PIK, 5/8/2025 (6)	Senior Secured First Lien Debt	Business Services	466	5,181	338	—	—	(44)	5,475
Internap Corp (3) (6)	Equity/Other	Business Services	—	2,231	—	—	—	(679)	1,552
Jakks Pacific, Inc. - 10.50%, 2.50% PIK, 2/9/2023 (5) (6)	Senior Secured First Lien Debt	Consumer	1,217	17,104	1,552	(18,515)	866	(1,007)	—
Jakks Pacific, Inc. - 6.00%, 2.75% PIK, 8/31/2021 (5) (6)	Subordinated Debt	Consumer	80	—	1,495	(2,827)	1,332	—	—
Jakks Pacific, Inc. (3) (6)	Equity/Other	Consumer	81	402	83	—	—	300	785
Jakks Pacific, Inc. (3)	Equity/Other	Consumer	—	49	2,345	—	—	18	2,412
LendingHome Corp. - 8.00% (5) (6)	Equity/Other	Financials	—	59,823	—	(59,477)	(346)	—	—
MidOcean Credit CLO 2013-2A INC - 0.00%, 1/29/2030 (5) (6)	Collateralized Securities	Diversified Investment Vehicles	—	6,313	—	(10,152)	(5,677)	9,516	—

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2021
Mood Media - Common Equity (5) (6)	Equity/Other	Media/Entertainment	$—	$—	$—	$645	$(645)	$—	$—
NewStar Arlington Senior Loan Program, LLC 14-1A FR - L+11.00% (11.12%), 4/25/2031 (6)	Collateralized Securities	Diversified Investment Vehicles	555	3,632	19	—	—	924	4,575
NewStar Arlington Senior Loan Program, LLC 14-1A SUB - 23.85%, 4/25/2031 (6)	Collateralized Securities	Diversified Investment Vehicles	3,906	15,631	—	(3,821)	—	5,304	17,114
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F - L+7.50% (7.63%), 1/20/2027 (6)	Collateralized Securities	Diversified Investment Vehicles	2,060	5,459	318	—	—	2,460	8,237
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB - 0.00%, 1/20/2027 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
PCX Aerostructures, LLC - 6.00%, 8/9/2021 (5) (6)	Subordinated Debt	Industrials	2,829	9,859	645	(7,995)	634	(3,143)	—
PCX Aerostructures, LLC (5) (6)	Equity/Other	Industrials	—	76	—	(2,263)	2,263	(76)	—
PCX Aerostructures, LLC (5) (6)	Equity/Other	Industrials	—	535	—	(609)	609	(535)	—
PCX Aerostructures, LLC (5) (6)	Equity/Other	Industrials	—	—	—	(168)	168	—	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	726	9,274	—	(4,197)	—	(124)	4,953
Tap Rock Resources, LLC (6)	Equity/Other	Energy	1,398	11,405	—	(3,484)	—	821	8,742
Tax Defense Network, LLC - 10.00% PIK, 3/31/2022 (6)	Senior Secured First Lien Debt	Consumer	—	3,311	—	—	—	367	3,678
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 3/31/2022 (6)	Senior Secured First Lien Debt	Consumer	—	420	—	—	—	44	464
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 3/31/2022 (6)	Senior Secured First Lien Debt	Consumer	—	2,368	—	—	—	248	2,616
Tax Defense Network, LLC (3) (6)	Equity/Other	Consumer	—	—	—	—	—	—	—
Tax Defense Network, LLC (3) (6)	Equity/Other	Consumer	—	—	—	—	—	—	—
Team Waste, LLC (3) (6)	Equity/Other	Industrials	—	2,570	—	—	—	503	3,073
Tennenbaum Waterman Fund, LP	Equity/Other	Diversified Investment Vehicles	1,062	10,087	—	—	—	(323)	9,764
TwentyEighty, Inc. (3) (5) (6)	Equity/Other	Business Services	—	—	—	(35)	35	—	—
Vantage Mobility International, LLC - L+6.00% (7.00%), 3/21/2024 (6)	Senior Secured First Lien Debt	Transportation	8	—	251	—	—	—	251
Vantage Mobility International, LLC - L+6.00% (7.00%), 3/21/2024 (6)	Senior Secured First Lien Debt	Transportation	2	—	244	—	—	—	244
Vantage Mobility International, LLC - L+6.00% (7.00%), 3/21/2024 (6)	Senior Secured Second Lien Debt	Transportation	—	—	17	—	—	—	17
Vantage Mobility International, LLC - L+6.00% (7.00%) PIK, 3/21/2024 (6)	Senior Secured Second Lien Debt	Transportation	—	944	—	—	—	(944)	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2021
Whitehorse, Ltd. 2014-1A E - L+4.55% (4.68%), 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	$426	$5,592	$45	$—	$—	$1,534	$7,171
Whitehorse, Ltd. 2014-1A Side Letter - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
Total Affiliate Investments			$16,191	$189,259	$25,162	$(148,584)	$23,155	$21,960	$110,952
Total Control & Affiliate Investments			$84,477	$421,864	$546,188	$(247,368)	$16,916	$30,766	$768,366
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
(2)This investment was not deemed significant under Regulation S-X as of December 31, 2021.
(3)Investment is non-income producing at December 31, 2021.
(4)FBLC and CCLF are the members of SLF, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members make investments in SLF in the form of LLC equity interests as SLF makes investments, and all portfolio and other material decisions regarding SLF must be submitted to SLF’s board of directors which is comprised of an equal number of members appointed by each of FBLC and CCLF. Because management of SLF is shared equally between us and CCLF, we do not believe we control the SLF for purposes of the 1940 Act or otherwise.
(5)Investment no longer held as of December 31, 2021.
(6)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(7)Gross of net change in deferred taxes in the amount of $(4.1) million.
    Dividends and interest for the year ended December 31, 2021 attributable to Controlled and Affiliated investments no longer held as of December 31, 2021 were $5.7 million.
    Realized loss for the year ended December 31, 2021 attributable to Controlled and Affiliated investments no longer held as of December 31, 2021 was $16.6 million.
    Change in unrealized gain for the year ended December 31, 2021 attributable to Controlled and Affiliated investments no longer held as of December 31, 2021 was $3.0 million.
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2019	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2020
CRD Holdings, LLC - 9.00% (2) (6)	Equity/Other	Energy	$2,071	$28,943	$—	$(14,295)	$—	$(91)	$14,557
CRS-SPV, Inc. (2) (3) (6)	Equity/Other	Industrials	—	2,221	—	—	—	(828)	1,393
CRS-SPV, Inc. - L+4.50% (5.50%), 3/8/2021 (2) (6)	Senior Secured First Lien Debt	Industrials	4	62	—	—	—	—	62
Kahala Ireland OpCo Designated Activity Company - L+8.00% (13.00%), 12/22/2028 (2) (6)	Senior Secured First Lien Debt	Transportation	7,061	105,549	—	(87,000)	—	—	18,549
Kahala Ireland OpCo Designated Activity Company (2) (3) (6)	Equity/Other	Transportation	—	57,226	—	—	—	(14,274)	42,952
Kahala Ireland OpCo Designated Activity Company (2) (6)	Equity/Other	Transportation	5,945	3,250	2	(2,797)	—	2,795	3,250
Kahala US OpCo, LLC - 13.00% (2) (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
KMTEX, LLC - P+3.00% (6.25%) PIK, 6/16/2025 (2) (6)	Senior Secured First Lien Debt	Chemicals	26	—	829	—	—	—	829
KMTEX, LLC - P+3.00% (6.25%) PIK, 6/16/2025 (2) (6)	Senior Secured First Lien Debt	Chemicals	119	—	3,230	—	—	—	3,230
KMTEX, LLC - P+3.00% (6.25%) PIK, 6/16/2025 (2) (6)	Senior Secured First Lien Debt	Chemicals	4	—	218	—	—	—	218
KMTEX, LLC (2) (3) (6)	Equity/Other	Chemicals	—	—	—	—	—	—	—
KMTEX, LLC (2) (3) (6)	Equity/Other	Chemicals	—	—	2,793	—	—	(504)	2,289
MGTF Holdco, LLC (2) (3) (6)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
MGTF Radio Company, LLC - L+6.00% (7.00%), 4/1/2024 (2) (6)	Senior Secured First Lien Debt	Media/Entertainment	4,115	54,171	33	(2,827)	5	(7,982)	43,400
NexSteppe, Inc. (2) (3) (5) (6)	Equity/Other	Chemicals	—	—	—	—	(737)	737	—
NexSteppe, Inc. - 12.00%, 9/30/2020 (2) (5) (6)	Senior Secured First Lien Debt	Chemicals	—	—	—	—	(1,750)	1,750	—
NexSteppe, Inc. - 12.00%, 9/30/2020 (2) (5) (6)	Senior Secured First Lien Debt	Chemicals	—	—	—	(378)	(10,075)	10,453	—
NMFC Senior Loan Program I, LLC (2) (5)	Equity/Other	Diversified Investment Vehicles	5,344	47,310	—	(44,411)	(5,589)	2,690	—
Park Ave RE Holdings, LLC - 13.00%, 12/31/2021 (2) (6)	Subordinated Debt	Financials	4,963	37,237	1,237	(1,237)	—	—	37,237
Park Ave RE Holdings, LLC (2) (3) (6)	Equity/Other	Financials	—	11,133	—	(427)	—	(7,406)	3,300
Siena Capital Finance, LLC - 12.50%, 5/15/2024 (2) (6)	Subordinated Debt	Financials	3,232	22,500	3,001	—	—	(1)	25,500
Siena Capital Finance, LLC (2) (6)	Equity/Other	Financials	5,091	36,915	10	—	—	(1,086)	35,839
WPNT, LLC (2) (3) (6)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Total Control Investments			$37,975	$406,517	$11,857	$(153,372)	$(18,650)	$(13,747)	$232,605

Affiliate Investments
Answers Corp. (3) (6)	Equity/Other	Media/Entertainment	$—	$727	$—	$—	$—	$—	$727
Capstone Nutrition Development, LLC (3) (6)	Equity/Other	Consumer	—	4,788	—	(320)	—	1,460	5,928
CDS U.S. Intermediate Holdings, Inc. - L+6.00% (7.00%), 11/24/2025 (6)	Senior Secured First Lien Debt	Media/Entertainment	18	—	1,941	—	—	(1)	1,940
CDS U.S. Intermediate Holdings, Inc. - L+8.00% (9.00%) 7.00% PIK, 11/24/2027 (6)	Senior Secured Second Lien Debt	Media/Entertainment	—	—	1,104	—	—	—	1,104

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2019	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2020
CDS U.S. Intermediate Holdings, Inc. (3) (6)	Equity/Other	Media/Entertainment	$—	$—	$1,224	$—	$—	$—	$1,224
CDS U.S. Intermediate Holdings, Inc. (3) (6)	Equity/Other	Media/Entertainment	—	—	437	—	—	—	437
Danish CRJ, Ltd. (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
First Eagle Greenway Fund II, LLC	Equity/Other	Diversified Investment Vehicles	(8)	2,554	326	(46)	—	(1,075)	1,759
Foresight Energy Operating, LLC - L+8.00% (9.50%), 6/30/2027 (6)	Senior Secured First Lien Debt	Energy	65	—	1,333	(7)	—	28	1,354
Foresight Energy Operating, LLC - L+8.00% (9.50%), 6/30/2027 (5) (6)	Senior Secured First Lien Debt	Energy	4	—	977	(989)	12	—	—
Foresight Energy Operating, LLC (3) (6)	Equity/Other	Energy	—	—	2,087	—	—	433	2,520
Internap Corp. - L+10.00% (11.00%), 5/8/2023 (5)	Senior Secured First Lien Debt	Business Services	175	—	2,569	(2,719)	150	—	—
Internap Corp. - L+6.50% (7.50%) 5.50% PIK, 5/8/2025 (6)	Senior Secured First Lien Debt	Business Services	291	—	5,956	—	—	(775)	5,181
Internap Corp (3) (6)	Equity/Other	Business Services	—	—	544	—	—	1,687	2,231
Jakks Pacific, Inc. - 10.50%, 2.50% PIK, 2/9/2023 (6)	Senior Secured First Lien Debt	Consumer	80	—	16,329	(256)	24	1,007	17,104
Jakks Pacific, Inc. (3) (6)	Equity/Other	Consumer	—	—	101	—	—	301	402
Jakks Pacific, Inc. (3)	Equity/Other	Consumer	—	—	40	—	—	9	49
LendingHome Corp. - 8.00% (6)	Equity/Other	Financials	346	—	59,823	—	—	—	59,823
MidOcean Credit CLO 2013-2A INC - 0.00%, 1/29/2030 (6)	Collateralized Securities	Diversified Investment Vehicles	(22)	11,835	—	(986)	—	(4,536)	6,313
Mood Media Corp. - L+9.25% (10.25%), 7/31/2025 (5) (6)	Senior Secured First Lien Debt	Media/Entertainment	463	—	9,242	(9,519)	277	—	—
Mood Media Corp. - L+9.25% (10.25%), 7/31/2025 (5) (6)	Senior Secured First Lien Debt	Media/Entertainment	26	—	1,881	(1,962)	81	—	—
Mood Media Corp. (5) (6)	Equity/Other	Media/Entertainment	—	—	2,713	(4,085)	1,372	—	—
NewStar Arlington Senior Loan Program, LLC 14-1A SUB - 18.63%, 4/25/2031 (6)	Collateralized Securities	Diversified Investment Vehicles	1,637	19,697	—	(309)	—	(3,757)	15,631
NewStar Arlington Senior Loan Program, LLC 14-1A FR - L+11.00% (11.21%), 4/25/2031 (6)	Collateralized Securities	Diversified Investment Vehicles	607	4,612	17	—	—	(997)	3,632
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F - L+7.50% (7.72%), 1/20/2027 (6)	Collateralized Securities	Diversified Investment Vehicles	97	9,209	41	—	—	(3,791)	5,459
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB - 0.00%, 1/20/2027 (6)	Collateralized Securities	Diversified Investment Vehicles	(318)	6,607	—	(1,012)	—	(5,595)	—
PCX Aerostructures, LLC - 6.00%, 8/9/2021 (6)	Subordinated Debt	Industrials	1,018	5,908	653	(2)	—	3,300	9,859
PCX Aerostructures, LLC (3) (6)	Equity/Other	Industrials	—	—	—	—	—	76	76
PCX Aerostructures, LLC (3) (6)	Equity/Other	Industrials	—	—	—	—	—	535	535
PCX Aerostructures, LLC (3) (6)	Equity/Other	Industrials	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	645	8,707	—	(606)	—	1,173	9,274
Tap Rock Resources, LLC (6)	Equity/Other	Energy	1,231	20,879	3,886	(14,773)	187	1,226	11,405
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 9/30/2021 (6)	Senior Secured First Lien Debt	Consumer	—	1,262	—	—	—	(842)	420

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2019	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (4)	Fair Value at December 31, 2020
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 9/30/2021 (6)	Senior Secured First Lien Debt	Consumer	$—	$7,108	$—	$—	$—	$(4,740)	$2,368
Tax Defense Network, LLC - 10.00% PIK, 9/30/2021 (6)	Senior Secured First Lien Debt	Consumer	—	2,357	628	—	—	326	3,311
Tax Defense Network, LLC (3) (6)	Equity/Other	Consumer	—	—	—	—	—	—	—
Tax Defense Network, LLC (3) (6)	Equity/Other	Consumer	—	—	—	—	—	—	—
Team Waste, LLC (6)	Equity/Other	Industrials	84	2,235	335	—	—	—	2,570
Tennenbaum Waterman Fund, LP	Equity/Other	Diversified Investment Vehicles	1,178	9,841	—	—	—	246	10,087
TwentyEighty, Inc. (3) (5) (6)	Equity/Other	Business Services	—	—	—	(369)	369	—	—
Vantage Mobility International, LLC - L+6.00% (7.00%), 6/30/2023 (5) (6)	Senior Secured First Lien Debt	Transportation	—	—	196	(172)	(24)	—	—
Vantage Mobility International, LLC - L+6.00% (7.00%) PIK, 9/9/2021 (6)	Senior Secured Second Lien Debt	Transportation	—	2,883	172	—	—	(2,111)	944
Vantage Mobility International, LLC - L+7.75% (10.26%), 9/1/2021 (5) (6)	Subordinated Debt	Transportation	26	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	942	—	—	—	(942)	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	—	286	—	—	—	(286)	—
Whitehorse, Ltd. 2014-1A Side Letter - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	(2)	35	—	—	—	(35)	—
Whitehorse, Ltd. 2014-1A E - L+4.55% (4.76%), 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	578	7,054	137	—	—	(1,599)	5,592
Total Affiliate Investments			$8,219	$129,526	$114,692	$(38,132)	$2,448	$(19,275)	$189,259
Total Control & Affiliate Investments			$46,194	$536,043	$126,549	$(191,504)	$(16,202)	$(33,022)	$421,864

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
(3)Investment was non-income producing at December 31, 2020.
(4)Gross of net change in deferred taxes in the amount of $2.3 million.
(5)Investment no longer held as of December 31, 2020.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2021

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
Note 18 – Subsequent Events
Mass Mutual Credit Facility
Effective February 18, 2022, the Company terminated the Mass Mutual Credit Facility.
Share Repurchase Program
On December 14, 2021, the Company offered to purchase up to approximately 4,044,000 shares of its common stock pursuant to its SRP at a price equal to $7.46 per share. The offer expired on January 25, 2022 (the "Expiration Date"). On February 24, 2022, the Company purchased 2,927,837 shares of its common stock for aggregate consideration of $21.8 million pursuant to the limitations of the SRP as detailed in Note 10.