Form 10-Q
period 2022-03-31
Franklin BSP Lending Corp
filed 2022-05-13
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of May 11, 2022 was 204,976,172.

FRANKLIN BSP LENDING CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $597,018 and $614,408, respectively)	$649,547	$657,414
Affiliate Investments, at fair value (amortized cost of $147,333 and $154,211, respectively)	105,118	110,952
Non-affiliate Investments, at fair value (amortized cost of $1,971,005 and $2,014,998, respectively)	1,958,805	2,010,598
Investments, at fair value (amortized cost of $2,715,356 and $2,783,617, respectively)	2,713,470	2,778,964
Cash and cash equivalents	28,238	42,774
Interest and dividends receivable	28,779	29,089
Receivable for unsettled trades	10,723	37,379
Prepaid expenses and other assets	3,112	6,749
Unrealized appreciation on forward currency exchange contracts	—	266
Total assets	$2,784,322	$2,895,221

LIABILITIES
Debt (net of deferred financing costs of $7,063 and $9,553, respectively)	$1,206,073	$1,272,274
Stockholder distributions payable	22,972	23,253
Management fees payable	10,585	10,499
Incentive fee on income payable	7,396	7,169
Accounts payable and accrued expenses	27,374	29,975
Payable for unsettled trades	2,589	34,394
Interest and debt fees payable	7,384	8,044
Payable for common stock repurchases	1,224	—
Directors' fees payable	70	121
Unrealized depreciation on forward currency exchange contracts	273	—
Total liabilities	1,285,940	1,385,729
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 450,000,000 shares authorized; 233,328,540 issued and 199,428,205 outstanding at March 31, 2022, and 232,419,916 issued and 201,610,757 outstanding at December 31, 2021	199	202
Additional paid in capital	1,897,109	1,913,365
Total distributable loss	(398,926)	(404,075)
Total net assets	1,498,382	1,509,492

Total liabilities and net assets	$2,784,322	$2,895,221

Net asset value per share	$7.51	$7.49
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2022	2021
Investment income:
From control investments
Interest income	$4,586	$3,480
Dividend income	16,280	13,833
Fee and other income	70	35
Total investment income from control investments	20,936	17,348
From affiliate investments
Interest income	1,881	3,180
Dividend income	484	878
Total investment income from affiliate investments	2,365	4,058
From non-affiliate investments
Interest income	38,559	34,058
Fee and other income	1,915	969
Total investment income from non-affiliate investments	40,474	35,027
Interest from cash and cash equivalents	1	1
Total investment income	63,776	56,434
Operating expenses:
Management fees	10,503	9,574
Incentive fee on income	7,256	6,655
Interest and debt fees	12,284	9,600
Professional fees	853	1,279
Other general and administrative	1,407	1,601
Administrative services	195	181
Directors' fees	273	226
Total expenses	32,771	29,116

Income tax expense, including excise tax	1,979	700
Net investment income	29,026	26,618

Realized and unrealized gain (loss):
Net realized gain (loss)
Control investments	1	1
Affiliate investments	112	(307)
Non-affiliate investments	4,907	(443)
Net realized gain (loss) on foreign currency transactions	193	(528)
Net realized loss on extinguishment of debt	(1,769)	(1,286)
Total net realized gain (loss)	3,444	(2,563)
Net change in unrealized appreciation (depreciation) on investments
Control investments	9,523	(8,125)
Affiliate investments	1,044	21,111
Non-affiliate investments	(7,800)	29,645
Net change in deferred taxes	229	—
Total net change in unrealized appreciation on investments, net of change in deferred taxes	2,996	42,631
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	(539)	293
Net realized and unrealized gain	5,901	40,361
Net increase in net assets resulting from operations	$34,927	$66,979

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2022	2021
Per share information - basic and diluted
Net investment income	$0.15	$0.13
Net increase in net assets resulting from operations	$0.17	$0.33
Weighted average shares outstanding	199,948,106	200,340,731

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2022	2021
Operations:
Net investment income	$29,026	$26,618
Net realized gain (loss) from investments	5,020	(749)
Net realized gain (loss) on foreign currency transactions	193	(528)
Net realized loss on extinguishment of debt	(1,769)	(1,286)
Net change in unrealized appreciation on investments	2,767	42,631
Net change in deferred taxes	229	—
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	(539)	293
Net increase in net assets resulting from operations	34,927	66,979
Stockholder distributions:
Distributions	(29,778)	(19,757)
Net decrease in net assets from stockholder distributions	(29,778)	(19,757)
Capital share transactions:
Reinvestment of stockholder distributions	6,806	4,579
Repurchases of common stock	(23,065)	(18,799)
Net decrease in net assets from capital share transactions	(16,259)	(14,220)
Total increase (decrease) in net assets	(11,110)	33,002
Net assets at beginning of period	1,509,492	1,399,755
Net assets at end of period	$1,498,382	$1,432,757

Net asset value per common share	$7.51	$7.19
Common shares outstanding at end of period	199,428,205	199,247,868

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the three months ended March 31,
	2022	2021
Operating activities:
Net increase in net assets resulting from operations	$34,927	$66,979
Adjustments to reconcile net increase in net assets from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(2,540)	(1,264)
Net accretion of discount on investments	(2,250)	(2,578)
Amortization of deferred financing costs	722	809
Amortization of discount on unsecured notes	308	122
Sales and repayments of investments	137,773	206,284
Purchases of investments	(59,702)	(221,050)
Net realized (gain) loss from investments	(5,020)	749
Net realized (gain) loss on foreign currency transactions	(193)	528
Net realized loss on extinguishment of debt	1,769	1,286
Net change in unrealized appreciation on investments	(2,767)	(42,631)
Net change in unrealized (appreciation) depreciation from forward currency exchange contracts	539	(293)
(Increase) decrease in operating assets:
Interest and dividends receivable	310	(174)
Receivable for unsettled trades	26,656	30,858
Prepaid expenses and other assets	3,637	(375)
Increase (decrease) in operating liabilities:
Management fees payable	86	53
Incentive fee on income payable	227	732
Accounts payable and accrued expenses	(2,601)	1,996
Payable for unsettled trades	(31,805)	(126,499)
Interest and debt fees payable	(660)	1,730
Directors' fees payable	(51)	(26)
Net cash provided by (used in) operating activities	99,365	(82,764)

Financing activities:
Repurchases of common stock	(21,841)	(18,799)
Proceeds from debt	20,000	497,994
Payments on debt	(89,000)	(373,100)
Payments of financing costs	—	(496)
Stockholder distributions	(23,253)	(15,386)
Net cash provided by (used in) financing activities	(114,094)	90,213

Net increase (decrease) in cash and cash equivalents	(14,729)	7,449
Effect of foreign currency exchange rates	193	(528)
Cash and cash equivalents, beginning of period	42,774	53,182
Cash and cash equivalents, end of period	$28,238	$60,103
Supplemental information:
Interest paid during the period	$11,864	$5,463
Net taxes, including excise tax, paid during the period	$2,504	$700
Distributions reinvested	$6,806	$4,579
Assets and liabilities exchanged for interest in FBLC Senior Loan Fund, LLC (Note 3)	$—	$262,544
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2022
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 119.1% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+7.50% (8.50%), 3/4/2027	$10,441	$10,272	$10,600	0.7%
1236904 BC, Ltd. (c) (h) (i)	Software/Services	L+5.50% (5.96%), 3/4/2027	18,592	18,060	17,979	1.2%
Absolute Software Corp. (a) (c) (h) (i)	Software/Services	L+6.00% (7.01%), 7/1/2027	46,288	45,478	45,478	3.0%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+6.25% (7.25%), 5/7/2027	13,737	13,504	13,504	0.9%
ADCS Clinics Intermediate Holdings, LLC (c)	Healthcare	L+6.25% (7.25%), 5/7/2027	2,723	2,723	2,677	0.2%
Arch Global Precision, LLC (c)	Industrials	L+4.50% (4.72%), 4/1/2026	2,374	2,374	2,375	0.1%
Arch Global Precision, LLC (c) (h) (i)	Industrials	L+4.50% (4.96%), 4/1/2026	7,537	7,509	7,537	0.5%
Arctic Holdco, LLC (c) (i)	Paper & Packaging	L+6.00% (7.00%), 12/23/2026	9,313	9,313	9,174	0.6%
Arctic Holdco, LLC (c)	Paper & Packaging	L+6.00% (7.00%), 12/23/2026	2,030	2,030	1,999	0.1%
Arctic Holdco, LLC (c) (h) (i)	Paper & Packaging	L+6.00% (7.01%), 12/23/2026	50,872	49,843	50,110	3.3%
Armada Parent, Inc. (c) (h)	Industrials	L+5.75% (6.50%), 10/29/2027	45,056	44,218	44,218	2.9%
Armada Parent, Inc. (c)	Industrials	L+5.75% (6.50%), 10/29/2027	452	452	443	0.0%
Aventine Holdings, LLC (c)	Media/Entertainment	L+6.00% (6.93%) 4.00% PIK, 6/18/2027	7,970	7,970	7,818	0.5%
Aventine Holdings, LLC (c)	Media/Entertainment	10.25%, 6/18/2027	22,439	21,906	21,905	1.4%
Aventine Holdings, LLC (c) (i)	Media/Entertainment	L+6.00% (6.93%) 4.00% PIK, 6/18/2027	25,410	24,932	24,928	1.7%
Axiom Global, Inc. (c) (h) (i)	Business Services	L+4.75% (5.50%), 10/1/2026	20,473	20,326	20,473	1.4%
BCPE Oceandrive Buyer, Inc. (c) (i)	Healthcare	L+6.25% (7.26%), 12/29/2028	3,425	3,425	3,351	0.2%
BCPE Oceandrive Buyer, Inc. (c) (i)	Healthcare	L+6.25% (7.26%), 12/29/2028	20,550	20,104	20,104	1.3%
Bearcat Buyer, Inc. (c) (i)	Healthcare	L+4.25% (5.26%), 7/9/2026	150	150	150	0.0%
Bearcat Buyer, Inc. (c) (i)	Healthcare	L+4.25% (5.26%), 7/9/2026	724	724	724	0.0%
Black Mountain Sand, LLC (c)	Energy	L+9.00% (10.50%), 6/28/2024	17,145	17,079	17,145	1.1%
Capstone Logistics (c)	Transportation	L+4.75% (5.75%), 11/12/2027	1,124	1,124	1,124	0.1%
Capstone Logistics (c) (h)	Transportation	L+4.75% (5.75%), 11/12/2027	19,160	19,015	19,160	1.3%
CDS U.S. Intermediate Holdings, Inc. (a) (h) (i) (p)	Media/Entertainment	L+6.00% (7.00%), 11/24/2025	5,570	5,518	5,557	0.4%
CHA Holdings, Inc. (c) (i)	Business Services	L+4.50% (5.51%), 4/10/2025	518	494	519	0.0%
Chudy Group, LLC (c) (h)	Healthcare	L+5.75% (6.75%), 6/30/2027	20,549	20,279	20,280	1.3%
Cobblestone Intermediate Holdco, LLC (c) (i)	Consumer	L+5.50% (6.25%), 1/29/2026	14,976	14,895	14,976	1.0%
Cobblestone Intermediate Holdco, LLC (c)	Consumer	L+5.50% (6.25%), 1/29/2026	3,345	3,345	3,346	0.2%
Cold Spring Brewing, Co. (c) (h) (i)	Food & Beverage	L+4.75% (5.75%), 12/19/2025	7,209	7,164	7,209	0.5%
Communication Technology Intermediate, LLC (c) (h)	Business Services	L+5.75% (6.75%), 5/5/2027	18,026	17,720	18,027	1.2%
Communication Technology Intermediate, LLC (c) (i)	Business Services	L+5.75% (6.75%), 5/5/2027	6,270	6,270	6,270	0.4%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2022
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Communication Technology Intermediate, LLC (c)	Business Services	L+5.75% (6.75%), 5/5/2027	$205	$205	$205	0.0%
Corfin Industries, LLC (c)	Industrials	L+5.75% (6.76%), 12/27/2027	1,610	1,610	1,578	0.1%
Corfin Industries, LLC (c) (h) (i)	Industrials	L+5.75% (6.76%), 2/5/2026	16,478	16,250	16,478	1.1%
Cornerstone Chemical, Co.	Chemicals	6.75%, 8/15/2024	14,850	14,410	13,638	0.9%
CRS-SPV, Inc. (c) (o) (w)	Industrials	L+4.50% (5.50%), 3/8/2023	62	62	62	0.0%
Drilling Info Holdings, Inc. (c) (i)	Business Services	L+4.25% (4.71%), 7/30/2025	7,006	6,829	6,936	0.4%
Dynagrid Holdings, LLC (c)	Utilities	L+6.00% (7.00%), 12/18/2025	452	452	452	0.0%
Dynagrid Holdings, LLC (c) (i)	Utilities	L+6.00% (7.01%), 12/18/2025	14,300	14,077	14,300	1.0%
FGT Purchaser, LLC (c) (h)	Consumer	L+5.50% (6.50%), 9/13/2027	21,391	21,003	21,002	1.4%
FGT Purchaser, LLC (c)	Consumer	L+5.50% (6.51%), 9/13/2027	836	836	821	0.1%
Foresight Energy Operating, LLC (c) (p)	Energy	L+8.00% (9.50%), 6/30/2027	1,087	1,087	1,098	0.1%
Galway Borrower, LLC (c)	Financials	L+5.25% (6.26%), 9/29/2028	359	359	352	0.0%
Galway Borrower, LLC (c) (h)	Financials	L+5.25% (6.26%), 9/29/2028	26,288	25,831	25,799	1.7%
Gold Standard Baking, Inc. (c)	Food & Beverage	P+5.50% (9.00%) 2.00% PIK, 7/25/2022	2,515	2,176	211	0.0%
Green Energy Partners/Stonewall, LLC (c)	Utilities	L+6.00% (6.50%), 11/12/2026	10,296	10,105	10,245	0.7%
Health Plan One, Inc. (c)	Financials	L+7.50% (8.51%), 7/15/2025	10,695	10,343	10,695	0.7%
Higginbotham Insurance Agency, Inc. (c) (h)	Financials	L+5.50% (6.25%), 11/25/2026	14,737	14,602	14,737	1.0%
Higginbotham Insurance Agency, Inc. (c)	Financials	L+5.50% (6.25%), 11/25/2026	836	836	836	0.1%
Hospice Care Buyer, Inc. (c)	Healthcare	L+6.50% (7.50%), 12/9/2026	4,565	4,565	4,513	0.3%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+6.50% (7.50%), 12/9/2026	24,499	23,936	24,222	1.6%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+6.50% (7.50%), 12/9/2026	18,145	17,778	17,940	1.2%
Hospice Care Buyer, Inc. (c)	Healthcare	P+5.50% (9.00%), 12/9/2026	2,537	2,537	2,509	0.2%
ICR Operations, LLC (c) (h)	Business Services	L+5.50% (6.51%), 11/22/2028	42,666	41,857	41,864	2.8%
ICR Operations, LLC (c)	Business Services	L+5.25% (6.26%), 11/22/2027	3,089	3,089	3,030	0.2%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	L+5.25% (6.26%), 7/31/2024	4,145	4,073	4,145	0.3%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+5.25% (6.26%), 7/31/2024	45	45	45	0.0%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	L+5.25% (6.26%), 7/31/2024	26,538	26,423	26,538	1.8%
IG Investments Holdings, LLC (c) (h)	Business Services	L+6.00% (7.01%), 9/22/2028	17,763	17,434	17,587	1.2%
IG Investments Holdings, LLC (c) (h)	Business Services	L+6.00% (7.01%), 9/22/2028	320	317	317	0.0%
IG Investments Holdings, LLC (c)	Business Services	P+5.00% (8.50%), 9/22/2027	278	278	275	0.0%
Integrated Efficiency Solutions, Inc. (c) (o) (w)	Industrials	7.50%, 12/31/2025	1,432	1,432	1,432	0.1%
Integrated Global Services, Inc. (c) (i)	Industrials	L+6.00% (7.00%), 2/4/2026	11,356	11,211	11,039	0.7%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2022
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Integrated Global Services, Inc. (c)	Industrials	L+6.00% (7.00%), 2/4/2026	$2,028	$2,028	$1,971	0.1%
Internap Corp. (c) (h) (p)	Business Services	L+6.50% (7.50%) 5.50% PIK, 5/8/2025	6,383	6,383	5,553	0.4%
International Cruise & Excursions, Inc. (c) (i)	Business Services	S+5.35% (6.35%), 6/6/2025	4,888	4,863	4,448	0.3%
K2 Intelligence Holdings, Inc. (c) (h) (i)	Business Services	L+5.75% (6.76%), 9/23/2024	10,018	9,919	9,322	0.6%
KidKraft, Inc. (c) (w)	Consumer	L+5.00% (6.00%), 8/15/2022	1,060	831	1,060	0.1%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,983	2,983	2,802	0.2%
Knowledge Pro Buyer, Inc. (c) (i)	Business Services	L+5.75% (6.50%), 12/10/2027	24,738	24,269	24,268	1.6%
Knowledge Pro Buyer, Inc. (c)	Business Services	L+5.75% (6.50%), 12/10/2027	911	911	894	0.1%
Labrie Environmental Group, LLC (a) (c) (h)	Industrials	L+5.50% (6.50%), 9/1/2026	22,523	22,191	22,523	1.5%
Lakeland Tours, LLC (c) (h) (i)	Education	L+7.50% (8.75%) 6.00% PIK, 9/25/2025	3,612	3,597	3,613	0.2%
Lakeland Tours, LLC (c) (h) (i)	Education	L+7.50% (8.75%) 6.00% PIK, 9/25/2025	4,378	4,038	3,941	0.3%
Lakeland Tours, LLC (c) (h)	Education	L+12.00% (13.25%) 6.00% PIK, 9/25/2023	1,900	1,900	1,900	0.1%
Lakeland Tours, LLC (c) (h) (i)	Education	13.25% PIK, 9/27/2027	5,015	3,398	3,761	0.3%
Lakeview Health Holdings, Inc. (c) (o) (w)	Healthcare	P+6.00% (9.50%) PIK, 10/15/2024	525	525	525	0.0%
Lakeview Health Holdings, Inc. (c) (o) (t) (w)	Healthcare	P+4.50% (8.00%) PIK, 10/15/2024	1,606	630	595	0.0%
LightSquared, LP	Telecom	15.50% PIK, 11/1/2023	1,794	1,794	1,365	0.1%
Manna Pro Products, LLC (c)	Consumer	L+6.00% (7.00%), 12/10/2026	4,023	4,023	4,023	0.3%
Manna Pro Products, LLC (c) (i)	Consumer	L+6.00% (7.00%), 12/10/2026	33,166	32,555	33,166	2.2%
Manna Pro Products, LLC (c)	Consumer	L+6.00% (7.00%), 12/10/2026	1,082	1,082	1,082	0.1%
McDonald Worley, P.C. (c)	Business Services	26.00% PIK, 12/31/2024	12,223	12,223	11,526	0.8%
MCS Acquisition Corp. (c)	Business Services	L+6.00% (7.00%), 10/2/2025	778	778	778	0.1%
Medical Depot Holdings, Inc. (c) (h) (i)	Healthcare	L+9.50% (10.51%) 4.00% PIK, 6/2/2025	20,079	19,691	19,275	1.3%
Medical Management Resource Group, LLC (c) (h)	Healthcare	L+5.75% (6.76%), 9/30/2027	16,098	15,803	15,804	1.1%
MGTF Radio Company, LLC (c) (o)	Media/Entertainment	L+6.00% (7.00%), 4/1/2024	50,471	50,412	42,421	2.8%
Midwest Can Company, LLC (c) (h) (i)	Paper & Packaging	L+6.00% (7.01%), 3/2/2026	32,302	31,844	32,302	2.2%
Midwest Can Company, LLC (c)	Paper & Packaging	L+6.00% (7.00%), 3/2/2026	565	565	565	0.0%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+6.50% (7.56%), 3/15/2024	11,317	11,229	11,317	0.8%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+6.50% (7.56%), 3/15/2024	10,351	10,255	10,351	0.7%
Mirra-Primeaccess Holdings, LLC (c) (h)	Healthcare	L+6.50% (7.50%), 7/29/2026	49,198	48,346	49,198	3.3%
Mirra-Primeaccess Holdings, LLC (c)	Healthcare	L+6.50% (7.50%), 7/29/2026	2,935	2,935	2,935	0.2%
Muth Mirror Systems, LLC (c) (h) (i)	Technology	L+5.25% (6.25%), 4/23/2025	15,060	14,907	13,833	0.9%
New Star Metals, Inc. (c) (h) (i)	Industrials	L+5.00% (6.01%), 1/9/2026	32,726	32,325	32,726	2.2%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2022
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Norvax, LLC (a) (c)	Business Services	L+6.50% (7.50%), 9/13/2024	$893	$893	$862	0.1%
NTM Acquisition Corp. (c) (h) (i)	Media/Entertainment	L+7.25% (8.26%) 1.00% PIK, 6/7/2024	21,396	21,386	20,818	1.4%
Odessa Technologies, Inc. (c) (h)	Software/Services	L+5.75% (6.50%), 10/19/2027	14,451	14,184	14,184	0.9%
ORG GC Holdings, LLC (c) (o)	Business Services	L+6.50% (7.51%) PIK, 11/24/2026	8,499	8,499	8,499	0.6%
Pie Buyer, Inc. (c) (i)	Food & Beverage	L+5.50% (6.50%), 4/5/2027	28,319	27,609	28,319	1.9%
Pie Buyer, Inc. (c)	Food & Beverage	L+5.50% (6.50%), 4/5/2027	6,114	6,114	6,114	0.4%
Pie Buyer, Inc. (c)	Food & Beverage	L+5.50% (6.50%), 4/6/2026	613	613	613	0.0%
Pilot Air Freight, LLC (c) (i)	Transportation	L+5.00% (6.00%), 7/25/2024	8,936	8,841	8,936	0.6%
Pilot Air Freight, LLC (c)	Transportation	L+5.00% (6.01%), 7/25/2024	2,320	2,320	2,320	0.2%
PlayPower, Inc. (c) (h) (i)	Industrials	L+5.50% (6.50%), 5/8/2026	23,894	23,684	21,983	1.5%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (9.00%), 4/6/2027	18,826	18,511	18,497	1.2%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (9.00%), 4/6/2027	6,728	6,611	6,610	0.4%
Point Broadband Acquisition, LLC (c) (h)	Telecom	L+6.00% (7.00%), 9/29/2028	19,292	18,844	18,844	1.3%
Premier Global Services, Inc. (c) (t)	Telecom	P+5.50% (9.00%), 6/8/2023	5,024	4,908	251	0.0%
Premier Global Services, Inc. (c)	Telecom	P+5.50% (9.00%), 12/8/2022	969	969	889	0.1%
Prototek, LLC (c) (h)	Industrials	L+5.75% (6.75%), 10/20/2026	11,144	10,954	11,088	0.7%
Prototek, LLC (c)	Industrials	L+5.75% (6.75%), 10/20/2026	1,467	1,467	1,460	0.1%
PSKW, LLC (c) (h) (i)	Healthcare	L+6.25% (7.25%), 3/9/2026	29,400	28,918	29,400	2.0%
Questex, Inc. (c) (h) (i)	Media/Entertainment	L+5.00% (6.00%), 9/9/2024	15,624	15,497	14,449	1.0%
Questex, Inc. (c)	Media/Entertainment	L+5.00% (6.00%), 9/9/2024	1,034	1,034	955	0.1%
Reddy Ice Corp. (c)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	1,804	1,793	1,769	0.1%
Reddy Ice Corp. (c)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	1,472	1,472	1,443	0.1%
Reddy Ice Corp. (c)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	4,851	4,851	4,756	0.3%
Reddy Ice Corp. (c) (h) (i)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	19,098	18,788	18,726	1.2%
Relativity Oda, LLC (c) (i)	Software/Services	L+6.50% (7.50%) PIK, 5/12/2027	4,959	4,860	4,835	0.3%
REP TEC Intermediate Holdings, Inc. (c) (h) (i)	Software/Services	L+6.50% (7.51%), 12/1/2027	28,708	28,255	28,212	1.9%
Roadsafe Holdings, Inc. (c) (i)	Industrials	L+5.75% (6.75%), 10/19/2027	7,812	7,679	7,678	0.5%
Roadsafe Holdings, Inc. (c)	Industrials	P+4.75% (8.25%), 10/19/2027	4,422	4,422	4,346	0.3%
Roadsafe Holdings, Inc. (c)	Industrials	P+4.75% (8.25%), 10/19/2027	874	874	857	0.1%
RSC Acquisition, Inc. (c) (i)	Financials	L+5.50% (6.51%), 10/30/2026	7,831	7,814	7,831	0.5%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	L+6.00% (6.75%), 11/18/2027	33,324	32,698	32,698	2.2%
Saturn SHC Buyer Holdings, Inc. (c)	Healthcare	L+6.00% (6.75%), 11/18/2027	1,111	1,111	1,090	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2022
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Sherlock Buyer Corp. (c) (i)	Business Services	L+5.75% (6.50%), 12/8/2028	$11,124	$10,911	$10,912	0.7%
Simplifi Holdings, Inc. (c) (h)	Media/Entertainment	L+5.50% (6.25%), 10/1/2027	35,371	34,723	34,724	2.3%
Skillsoft Corp. (a) (h)	Technology	L+4.75% (5.76%), 7/14/2028	1,456	1,437	1,436	0.1%
St. Croix Hospice Acquisition Corp. (c) (i)	Healthcare	L+6.00% (7.00%), 10/30/2026	25,615	25,224	25,615	1.7%
Striper Buyer, LLC (c) (h)	Paper & Packaging	L+5.50% (6.25%), 12/30/2026	12,362	12,261	12,362	0.8%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (8.00%), 3/29/2023	4,685	4,657	4,685	0.3%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (8.06%), 3/29/2023	7,895	7,864	7,895	0.5%
Subsea Global Solutions, LLC (c)	Business Services	L+7.00% (8.00%), 3/29/2023	963	963	963	0.1%
SunMed Group Holdings, LLC (c) (h)	Healthcare	L+5.75% (6.73%), 6/16/2028	9,032	8,891	8,892	0.6%
SunMed Group Holdings, LLC (c)	Healthcare	L+5.75% (6.73%), 6/16/2027	96	96	95	0.0%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+6.00% (10.00%) PIK, 3/31/2023	6,633	3,833	464	0.0%
Tax Defense Network, LLC (c) (p) (t)	Consumer	10.00% PIK, 3/31/2023	3,678	2,986	3,678	0.2%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+6.00% (10.00%) PIK, 3/31/2023	37,368	21,646	2,616	0.2%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+4.00% (4.79%), 5/18/2028	3,467	3,452	3,467	0.2%
Tillamook Country Smoker, LLC (c) (h)	Food & Beverage	L+7.75% (8.75%), 5/19/2022	9,578	9,574	8,448	0.6%
Tillamook Country Smoker, LLC (c)	Food & Beverage	L+7.75% (8.75%), 5/19/2022	2,561	2,561	2,259	0.2%
Trilogy International Partners, LLC (a)	Telecom	8.88%, 5/15/2023	15,976	15,752	15,834	1.1%
Trilogy International Partners, LLC (a) (c) (h)	Telecom	10.00%, 5/1/2022	6,298	6,282	6,298	0.4%
Trinity Air Consultants Holdings Corp. (c)	Business Services	L+5.25% (6.00%), 6/29/2027	2,491	2,491	2,447	0.2%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+5.25% (6.00%), 6/29/2027	20,424	20,067	20,067	1.3%
Triple Lift, Inc. (c) (i)	Software/Services	S+5.75% (6.58%), 5/5/2028	28,477	27,968	28,477	1.9%
University of St. Augustine Acquisition Corp. (c) (h) (i)	Education	L+4.25% (5.25%), 2/2/2026	23,459	23,138	23,459	1.6%
Urban One, Inc. (a)	Media/Entertainment	7.38%, 2/1/2028	1,561	1,561	1,567	0.1%
US Oral Surgery Management Holdco, LLC (c)	Healthcare	L+5.50% (6.25%), 11/18/2027	428	428	420	0.0%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare	L+5.50% (6.25%), 11/18/2027	12,173	11,944	11,944	0.8%
US Salt Investors, LLC (c) (h)	Chemicals	L+5.50% (6.51%), 7/19/2028	20,083	19,721	19,707	1.3%
Vantage Mobility International, LLC (c) (p) (t) (w)	Transportation	L+6.00% (7.00%) 4.50% PIK, 3/21/2024	1,910	251	91	0.0%
Vantage Mobility International, LLC (c) (p) (w)	Transportation	L+6.00% (7.00%) 4.50% PIK, 3/21/2024	245	244	245	0.0%
Vensure Employer Services, Inc. (c) (i)	Business Services	L+4.75% (5.50%), 3/26/2027	10,199	10,125	10,199	0.7%
Westwood Professional Services, Inc. (c)	Business Services	L+6.00% (7.00%), 5/26/2026	1,007	1,007	982	0.1%
Westwood Professional Services, Inc. (c) (i)	Business Services	L+6.00% (7.00%), 5/26/2026	8,626	8,483	8,410	0.6%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	L+5.75% (6.76%), 6/22/2028	29,346	28,824	28,824	1.9%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2022
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
WHCG Purchaser III, Inc. (c)	Healthcare	L+5.75% (6.76%), 6/22/2028		$7,131	$7,131	$7,004	0.5%
WIN Holdings III Corp. (c) (h)	Consumer	L+5.75% (6.76%), 7/16/2028		31,547	30,981	30,980	2.1%
WIN Holdings III Corp. (c)	Consumer	L+5.75% (6.50%), 7/16/2026		890	890	874	0.1%
WMK, LLC (c) (i)	Business Services	L+5.75% (6.76%), 9/5/2025		2,551	2,544	2,551	0.2%
WMK, LLC (c)	Business Services	L+5.75% (6.76%), 9/5/2025		352	349	352	0.0%
WMK, LLC (c) (h) (i)	Business Services	L+5.75% (6.75%), 9/5/2025		18,863	18,679	18,863	1.3%
WMK, LLC (c)	Business Services	L+5.75% (6.75%), 9/5/2024		2,618	2,618	2,618	0.2%
Subtotal Senior Secured First Lien Debt					$1,822,527	$1,783,960	119.1%

Senior Secured Second Lien Debt - 16.1% (b)
Accentcare, Inc. (c) (h)	Healthcare	L+8.75% (9.50%), 6/21/2027		$30,152	$29,613	$30,152	2.0%
Anchor Glass Container Corp. (c) (t)	Paper & Packaging	L+7.75% (8.75%), 12/6/2024		6,667	6,615	2,004	0.1%
Aruba Investments Holdings, LLC (i)	Chemicals	L+7.75% (8.50%), 11/24/2028		3,759	3,712	3,712	0.3%
Astro AB Merger Sub, Inc. (a) (h)	Financials	L+8.00% (9.00%), 4/30/2025		8,162	8,140	8,081	0.5%
Carlisle FoodService Products, Inc. (c) (h)	Consumer	L+7.75% (8.75%), 3/20/2026		10,719	10,613	10,166	0.7%
CDS U.S. Intermediate Holdings, Inc. (a) (p)	Media/Entertainment	L+8.00% (9.00%) 7.00% PIK, 11/24/2027		10,505	10,454	10,412	0.7%
CommerceHub, Inc. (c) (h)	Technology	L+7.00% (8.01%), 12/29/2028		12,360	12,308	12,125	0.8%
Corelogic, Inc. (h)	Business Services	L+6.50% (7.00%), 6/4/2029		10,808	10,711	10,632	0.7%
HAH Group Holding Company, LLC (c) (h)	Healthcare	L+8.50% (9.50%), 10/30/2028		12,445	12,189	12,445	0.8%
Integrated Efficiency Solutions, Inc. (c) (o) (w)	Industrials	10.00% PIK, 12/31/2026		1,472	848	799	0.1%
Mercury Merger Sub, Inc. (c) (h)	Business Services	L+6.50% (7.00%), 8/2/2029		13,965	13,858	13,965	0.9%
ORG GC Holdings, LLC (c) (o)	Business Services	18.00% PIK, 11/24/2027		3,594	3,594	3,594	0.2%
PetVet Care Centers, LLC (h)	Healthcare	L+6.25% (6.71%), 2/13/2026		3,539	3,530	3,510	0.2%
Project Boost Purchaser, LLC (c)	Business Services	L+8.00% (8.46%), 5/31/2027		1,848	1,848	1,848	0.1%
Proofpoint, Inc. (h)	Software/Services	L+6.25% (6.76%), 8/31/2029		8,541	8,502	8,490	0.6%
QuickBase, Inc. (c)	Technology	L+8.00% (8.46%), 4/2/2027		7,484	7,390	7,484	0.5%
RealPage, Inc. (i)	Software/Services	L+6.50% (7.25%), 4/23/2029		13,647	13,466	13,664	0.9%
Recess Holdings, Inc. (c) (h)	Industrials	L+7.75% (8.75%), 9/29/2025		16,134	16,011	16,134	1.1%
River Cree Enterprises, LP (a) (c) (m)	Gaming/Lodging	10.00%, 5/17/2025	CAD	21,275	16,504	17,013	1.1%
SSH Group Holdings, Inc. (c) (h)	Education	L+8.25% (9.26%), 7/30/2026		10,122	10,067	10,122	0.7%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+6.75% (7.54%), 5/18/2029		3,275	3,246	3,275	0.2%
Travelpro Products, Inc. (a) (c) (w)	Consumer	14.00%, 10.75% PIK, 11/21/2022		2,938	2,938	2,681	0.2%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2022
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
Travelpro Products, Inc. (a) (c) (m) (w)	Consumer	14.00%, 10.75% PIK, 11/21/2022	CAD	3,394	2,631	2,477	0.2%
USIC Holdings, Inc. (c) (h)	Business Services	L+6.50% (7.25%), 5/14/2029		$5,798	$5,746	$5,798	0.4%
Vantage Mobility International, LLC (c) (p) (t) (w)	Transportation	L+6.00% (7.00%) PIK, 3/21/2024		1,131	17	—	—%
Vantage Mobility International, LLC (c) (p) (t) (w)	Transportation	L+6.00% (7.00%) PIK, 3/21/2024		3,673	2,914	—	—%
Victory Buyer, LLC (c) (h)	Industrials	L+7.00% (7.50%), 11/15/2029		31,686	31,377	31,369	2.1%
Subtotal Senior Secured Second Lien Debt					$248,842	$241,952	16.1%

Subordinated Debt - 6.9% (b)
Del Real, LLC (c) (w)	Food & Beverage	16.00%, 12.00% PIK, 4/1/2023		$4,433	$3,540	$3,942	0.3%
Encina Equipment Finance, LLC (c) (o)	Financials	L+7.75% (9.00%), 12/31/2028		38,100	37,968	38,100	2.5%
Siena Capital Finance, LLC (c) (j) (o)	Financials	12.50%, 11/27/2026		61,000	60,996	61,000	4.1%
Subtotal Subordinated Debt					$102,504	$103,042	6.9%

Collateralized Securities - 2.5% (b)
Collateralized Securities - Debt Investments
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (p)	Diversified Investment Vehicles	L+11.00% (11.26%), 4/25/2031		$4,750	$4,589	$4,585	0.3%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (p)	Diversified Investment Vehicles	L+7.50% (7.75%), 1/20/2027		10,728	10,024	9,172	0.6%
Whitehorse, Ltd. 2014-1A E (a) (c) (p)	Diversified Investment Vehicles	L+4.55% (4.87%), 5/1/2026		8,000	7,910	7,145	0.5%
Collateralized Securities - Equity Investments (n)
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (k) (p)	Diversified Investment Vehicles	24.76%, 4/25/2031		$31,603	$14,012	$16,371	1.1%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 1/20/2027		31,575	6,285	—	—%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 3/20/2025		1,970	47	—	—%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026		1,886	134	—	—%
Whitehorse, Ltd. 2014-1A SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026		36,000	6,965	—	—%
Subtotal Collateralized Securities					$49,966	$37,273	2.5%

Equity/Other - 36.5% (b) (d)
Aden & Anais Holdings, Inc. (c) (e) (w)	Retail			4,470	$—	$—	—%
Answers Corp. (c) (e) (p)	Media/Entertainment			908,911	10,643	145	0.0%
Baker Hill Acquisition, LLC (c) (e) (w)	Financials			22,653	—	—	—%
Black Mountain Sand, LLC (c) (e) (u)	Energy			55,463	—	478	0.0%
CDS U.S. Intermediate Holdings, Inc. (a) (e) (p)	Media/Entertainment			539,708	1,224	5,694	0.4%
CDS U.S. Intermediate Holdings, Inc. (a) (e) (p)	Media/Entertainment			874,000	437	2,185	0.1%
Clover Technologies Group, LLC (c) (e)	Industrials			180,274	1,153	29	0.0%
Clover Technologies Group, LLC (c) (e)	Industrials			2,753	275	627	0.0%
CRS-SPV, Inc. (c) (e) (o) (w)	Industrials			246	2,219	1,398	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2022
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Danish CRJ, Ltd. (a) (c) (e) (o) (r)	Transportation		5,002	$—	$—	—%
Data Source Holdings, LLC (c) (e) (w)	Business Services		10,617	140	306	0.0%
Del Real, LLC (c) (e) (u) (w)	Food & Beverage		670,510	382	—	—%
Dyno Acquiror, Inc. (c) (e) (w)	Consumer		134,102	58	107	0.0%
Encina Equipment Finance, LLC (c) (o) (u)	Financials		79,479	81,692	81,693	5.5%
FBLC Senior Loan Fund, LLC (a) (c) (j) (o)	Diversified Investment Vehicles		304,934	304,934	304,934	20.4%
First Eagle Greenway Fund II, LLC (a) (p)	Diversified Investment Vehicles		5,329	4,049	449	0.0%
Foresight Energy Operating, LLC (c) (e) (p) (u)	Energy		158,093	2,087	3,965	0.3%
HemaSource, Inc. (c) (e) (w)	Healthcare		223,503	168	291	0.0%
Integrated Efficiency Solutions, Inc. (c) (e) (o) (u)	Industrials		55,991	—	—	—%
Integrated Efficiency Solutions, Inc. (c) (e) (o) (u)	Industrials		57,427	—	—	—%
Internap Corp (c) (e) (p)	Business Services		1,293,189	543	1,552	0.1%
Jakks Pacific, Inc. (e) (p) (s)	Consumer		237,436	2,385	3,331	0.2%
Jakks Pacific, Inc. (c) (p)	Consumer		5,303	194	801	0.1%
Kahala Ireland OpCo Designated Activity Company (a) (c) (o) (y)	Transportation		1	—	17,176	1.1%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (o) (y)	Transportation		3,250,000	—	3,250	0.2%
Kahala US OpCo, LLC (a) (c) (e) (o) (x)	Transportation		4,413,472	—	—	—%
KidKraft, Inc. (c) (e) (u) (w)	Consumer		2,682,257	—	2,334	0.2%
Lakeview Health Holdings, Inc. (c) (e) (o) (w)	Healthcare		5,272	—	—	—%
McDonald Worley, P.C. (c) (e)	Business Services		248,600	41	1,024	0.1%
MCS Acquisition Corp. (c) (e)	Business Services		31,521	4,103	1,663	0.1%
MGTF Holdco, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Motor Vehicle Software Corp. (c) (e) (w)	Business Services		223,503	318	350	0.0%
ORG GC Holdings, LLC (c) (e) (o)	Business Services		93,380	212	—	—%
ORG GC Holdings, LLC (c) (e) (o)	Business Services		1,771	—	—	—%
Park Ave RE Holdings, LLC (c) (e) (o) (v)	Financials		719	496	6,759	0.5%
PennantPark Credit Opportunities Fund II, LP (a) (p)	Diversified Investment Vehicles		8,739	1,105	1,962	0.1%
Point Broadband Acquisition, LLC (c) (e) (u)	Telecom		2,550,487	2,550	2,550	0.2%
RMP Group, Inc. (c) (e) (u) (w)	Financials		223	164	429	0.0%
Siena Capital Finance, LLC (c) (j) (o)	Financials		41,789,400	42,499	77,310	5.2%
Skillsoft Corp (a) (e) (s)	Technology		248,712	2,636	1,502	0.1%
Smile Brands, Inc. (c) (w)	Healthcare		712	—	1,437	0.1%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
Tap Rock Resources, LLC (c) (g) (p) (u)	Energy		18,356,442	5,849	8,467	0.6%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		633,382	—	—	—%
Tennenbaum Waterman Fund, LP (a) (p)	Diversified Investment Vehicles		10,000	10,000	9,580	0.6%
Travelpro Products, Inc. (a) (c) (e) (w)	Consumer		447,007	507	38	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2022
(Unaudited)

Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
United Biologics, LLC (c) (e) (u) (w)	Healthcare		39,769	$132	$—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		4,206	31	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		99,236	—	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		223	35	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		490	490	475	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		139	139	277	0.0%
Vantage Mobility International, LLC (c) (e) (p) (w)	Transportation		512,923	—	—	—%
Vantage Mobility International, LLC (c) (e) (p) (w)	Transportation		4,439,484	3,140	—	—%
Vantage Mobility International, LLC (c) (e) (p) (w)	Transportation		1,940,977	—	—	—%
World Business Lenders, LLC (c) (e)	Financials		922,669	3,750	2,675	0.2%
WPNT, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Wythe Will Tzetzo, LLC (c) (e) (u) (w)	Food & Beverage		22,312	302	—	—%
YummyEarth, Inc. (c) (e) (w)	Food & Beverage		223	—	—	—%
Subtotal Equity/Other				$491,517	$547,243	36.5%

TOTAL INVESTMENTS - 181.1% (b)				$2,715,356	$2,713,470	181.1%
Forward foreign currency contracts:

Counterparty	Contract to Deliver	In Exchange For	Maturity Date	Unrealized Depreciation
Goldman Sachs International	CAD 21,807	$17,182	5/17/2022	$273
_____________
(a)All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Qualifying assets represent 81.0% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.
(b)Percentages are based on net assets as of March 31, 2022.
(c)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(d)All amounts are in thousands except share amounts.
(e)Non-income producing at March 31, 2022.
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
(j)The Company's investment falls under the definition of a significant subsidiary, as it exceeded the threshold of at least one of the tests under Rule 4-08(g), or exceeded the threshold of at least one of the tests under Rule 3-09. See Note 3 for additional disclosure.
(k)The Collateralized Securities - subordinated notes are treated as equity investments and are entitled to recurring distributions which are generally equal to
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2022
(Unaudited)

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
(l)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate ("SOFR" or "S"), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at March 31, 2022. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
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
(t)The investment is on non-accrual status as of March 31, 2022.
(u)Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.
(v)The Company's investment is held through the consolidated subsidiary, Park Ave RE, Inc., which owns 100% of the equity of the operating company, Park Ave RE Holdings, LLC.
(w)The investment is held through BSP TCAP Acquisition Holdings LP which is an affiliated acquisition entity utilized for the Triangle Transaction. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of March 31, 2022.
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

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2022
(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2022:

	At March 31, 2022
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$398,865	14.7%
Diversified Investment Vehicles (1)	354,198	13.1%
Financials	337,049	12.4%
Business Services	334,997	12.3%
Industrials	273,680	10.1%
Software/Services	197,026	7.3%
Media/Entertainment	193,578	7.1%
Consumer	140,023	5.2%
Paper & Packaging	108,516	4.0%
Food & Beverage	83,809	3.1%
Transportation	52,302	1.9%
Education	46,796	1.7%
Telecom	46,031	1.7%
Chemicals	37,057	1.4%
Technology	36,380	1.3%
Energy	31,153	1.2%
Utilities	24,997	0.9%
Gaming/Lodging	17,013	0.6%
Retail	—	—%
Total	$2,713,470	100.0%
_____________
(1) Includes FBLC's investment in FBLC Senior Loan Fund, LLC, which represents 11.2% of the fair value of investments as of March 31, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 121.3% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+7.50% (8.50%), 3/4/2027	$10,441	$10,264	$10,754	0.7%
1236904 BC, Ltd. (c) (h) (i)	Software/Services	L+5.50% (5.60%), 3/4/2027	18,639	18,079	18,276	1.2%
Absolute Software Corp. (a) (c) (h)	Software/Services	L+6.00% (6.75%), 7/1/2027	46,405	45,555	45,556	3.0%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+6.25% (7.25%), 5/7/2027	13,772	13,526	13,527	0.9%
ADCS Clinics Intermediate Holdings, LLC (c)	Healthcare	L+6.25% (7.25%), 5/7/2027	2,119	2,119	2,082	0.1%
Arch Global Precision, LLC (c)	Industrials	L+4.50% (4.72%), 4/1/2026	2,216	2,216	2,216	0.1%
Arch Global Precision, LLC (c) (h) (i)	Industrials	L+4.50% (4.72%), 4/1/2026	7,556	7,526	7,556	0.5%
Arctic Holdco, LLC (c)	Paper & Packaging	L+6.00% (7.00%), 12/23/2026	6,938	6,938	6,834	0.6%
Arctic Holdco, LLC (c)	Paper & Packaging	L+6.00% (7.00%), 12/23/2026	1,015	1,015	1,000	0.1%
Arctic Holdco, LLC (c) (h) (i)	Paper & Packaging	L+6.00% (7.00%), 12/23/2026	51,003	49,921	50,238	3.3%
Armada Parent, Inc. (c) (h)	Industrials	L+5.75% (6.50%), 10/29/2027	45,169	44,292	44,293	2.9%
Armada Parent, Inc. (c)	Industrials	L+5.75% (6.50%), 10/29/2027	452	452	443	0.0%
Aventine Holdings, LLC (c)	Media/Entertainment	10.25%, 6/18/2027	22,439	21,881	21,880	1.5%
Aventine Holdings, LLC (c)	Media/Entertainment	L+6.00% (6.75%), 6/18/2027	25,159	24,658	24,658	1.6%
Axiom Global, Inc. (c) (h) (i)	Business Services	L+4.75% (5.50%), 10/1/2026	20,525	20,370	20,525	1.4%
BCPE Oceandrive Buyer, Inc. (c) (i)	Healthcare	L+6.25% (7.00%), 12/29/2028	20,550	20,088	20,088	1.3%
Bearcat Buyer, Inc. (c) (i)	Healthcare	L+4.25% (5.25%), 7/9/2026	151	151	151	0.0%
Bearcat Buyer, Inc. (c) (i)	Healthcare	L+4.25% (5.25%), 7/9/2026	726	726	726	0.0%
Black Mountain Sand, LLC (c)	Energy	L+9.00% (10.50%), 6/28/2024	17,145	17,071	17,145	1.1%
Capstone Logistics (c)	Transportation	L+4.75% (5.75%), 11/12/2027	1,127	1,127	1,127	0.1%
Capstone Logistics (c) (h)	Transportation	L+4.75% (5.75%), 11/12/2027	19,208	19,053	19,208	1.3%
Capstone Logistics (c)	Transportation	P+3.75% (7.00%), 11/12/2025	278	278	278	0.0%
CDS U.S. Intermediate Holdings, Inc. (a) (h) (i) (p)	Media/Entertainment	L+6.00% (7.00%), 11/24/2025	5,570	5,514	5,565	0.4%
CHA Holdings, Inc. (c) (i)	Business Services	L+4.50% (5.50%), 4/10/2025	520	493	520	0.0%
Chudy Group, LLC (c) (h)	Healthcare	L+5.75% (6.75%), 6/30/2027	20,600	20,317	20,318	1.3%
Cobblestone Intermediate Holdco, LLC (c) (i)	Consumer	L+5.25% (6.25%), 1/29/2026	15,014	14,927	15,014	1.0%
Cobblestone Intermediate Holdco, LLC (c)	Consumer	L+5.50% (6.25%), 1/29/2026	1,116	1,116	1,116	0.1%
Cold Spring Brewing, Co. (c) (h) (i)	Food & Beverage	L+4.75% (5.75%), 12/19/2025	7,746	7,694	7,746	0.5%
Communication Technology Intermediate, LLC (c) (h)	Business Services	L+5.75% (6.75%), 5/5/2027	18,072	17,750	18,072	1.2%
Communication Technology Intermediate, LLC (c)	Business Services	L+5.75% (6.75%), 5/5/2027	6,286	6,286	6,286	0.4%
Community Care Health Network, LLC (h)	Healthcare	L+4.75% (4.85%), 2/17/2025	8	7	7	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Corfin Industries, LLC (c) (h) (i)	Industrials	L+5.75% (6.75%), 2/5/2026	$16,520	$16,277	$16,520	1.1%
Cornerstone Chemical, Co.	Chemicals	6.75%, 8/15/2024	14,850	14,369	13,271	0.9%
CRS-SPV, Inc. (c) (j) (o) (w)	Industrials	L+4.50% (5.50%), 3/8/2022	62	62	62	0.0%
Drilling Info Holdings, Inc. (c) (i)	Business Services	L+4.25% (4.35%), 7/30/2025	7,024	6,833	7,024	0.5%
Dynagrid Holdings, LLC (c)	Utilities	L+6.00% (7.00%), 12/18/2025	679	679	679	0.0%
Dynagrid Holdings, LLC (c) (i)	Utilities	L+6.00% (7.00%), 12/18/2025	14,336	14,101	14,336	0.9%
FGT Purchaser, LLC (c) (h)	Consumer	L+5.50% (6.50%), 9/13/2027	21,445	21,038	21,038	1.4%
FGT Purchaser, LLC (c)	Consumer	L+5.50% (6.50%), 9/13/2027	643	643	631	0.0%
Foresight Energy Operating, LLC (c) (p)	Energy	L+8.00% (9.50%), 6/30/2027	1,091	1,091	1,102	0.1%
Galway Borrower, LLC (c) (h)	Financials	L+5.25% (6.00%), 9/29/2028	26,354	25,878	25,845	1.7%
Gold Standard Baking, Inc. (c) (t)	Food & Beverage	P+5.50% (8.75%) 2.00% PIK, 7/25/2022	2,515	2,176	755	0.1%
Green Energy Partners/Stonewall, LLC	Utilities	L+6.00% (6.50%), 11/12/2026	10,339	10,138	10,235	0.7%
Health Plan One, Inc. (c) (j)	Financials	L+7.50% (8.50%), 7/15/2025	10,695	10,317	10,695	0.7%
Higginbotham Insurance Agency, Inc. (c) (h)	Financials	L+5.50% (6.25%), 11/25/2026	11,521	11,380	11,521	0.8%
Higginbotham Insurance Agency, Inc. (c)	Financials	L+5.50% (6.25%), 11/25/2026	4,091	4,091	4,091	0.3%
Hospice Care Buyer, Inc. (c)	Healthcare	L+6.50% (7.50%), 12/9/2026	4,579	4,579	4,527	0.3%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+6.50% (7.50%), 12/9/2026	24,561	23,956	24,283	1.6%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+6.50% (7.50%), 12/9/2026	18,191	17,804	17,986	1.2%
Hospice Care Buyer, Inc. (c)	Healthcare	P+5.50% (8.75%), 12/9/2026	1,705	1,705	1,686	0.1%
ICR Operations, LLC (c) (h)	Business Services	L+5.50% (6.50%), 11/22/2028	42,773	41,931	41,930	2.8%
ICR Operations, LLC (c)	Business Services	L+5.25% (6.25%), 11/22/2027	3,089	3,089	3,028	0.2%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+5.25% (6.25%), 7/31/2024	45	45	45	0.0%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	L+5.25% (6.25%), 7/31/2024	820	812	820	0.1%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	L+5.25% (6.25%), 7/31/2024	26,837	26,699	26,837	1.8%
Ideal Tridon Holdings, Inc. (c) (j)	Industrials	L+5.25% (6.25%), 7/31/2023	883	883	883	0.1%
IG Investments Holdings, LLC (c) (h)	Business Services	L+6.00% (6.75%), 9/22/2028	17,807	17,465	17,465	1.2%
IG Investments Holdings, LLC (c)	Business Services	L+6.00% (6.75%), 9/22/2027	695	695	682	0.0%
Integrated Efficiency Solutions, Inc. (c) (o) (w)	Industrials	7.50%, 12/31/2025	1,436	1,436	1,436	0.1%
Integrated Efficiency Solutions, Inc. (c) (o) (w)	Industrials	7.50%, 12/31/2025	131	131	131	0.0%
Integrated Global Services, Inc. (c) (i)	Industrials	L+6.00% (7.00%), 2/4/2026	11,385	11,230	10,928	0.7%
Integrated Global Services, Inc. (c) (j)	Industrials	L+6.00% (7.00%), 2/4/2026	1,622	1,622	1,556	0.1%
Internap Corp. (c) (h) (p)	Business Services	L+6.50% (7.50%) 5.50% PIK, 5/8/2025	6,294	6,294	5,475	0.4%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
International Cruise & Excursions, Inc. (c) (i)	Business Services	L+5.25% (6.25%), 6/6/2025	$4,900	$4,874	$4,459	0.3%
K2 Intelligence Holdings, Inc. (c) (h) (i)	Business Services	L+5.75% (6.75%), 9/23/2024	10,251	10,140	9,539	0.6%
Kaman Distribution Corp. (c) (h) (i)	Industrials	L+5.00% (5.10%), 8/26/2026	20,448	19,219	20,448	1.4%
KidKraft, Inc. (c) (w)	Consumer	L+5.00% (6.00%), 8/15/2022	1,060	680	1,060	0.1%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,983	2,983	2,871	0.2%
Knowledge Pro Buyer, Inc. (c) (i)	Business Services	L+5.75% (6.50%), 12/10/2027	24,800	24,309	24,309	1.6%
Knowledge Pro Buyer, Inc. (c)	Business Services	L+5.75% (6.50%), 12/10/2027	607	607	595	0.0%
Labrie Environmental Group, LLC (a) (c) (h)	Industrials	L+5.50% (6.50%), 9/1/2026	22,580	22,229	22,580	1.5%
Lakeland Tours, LLC (c) (h) (i)	Education	L+7.50% (8.75%) 6.00% PIK, 9/25/2025	3,565	3,548	3,565	0.2%
Lakeland Tours, LLC (c) (h) (i)	Education	L+7.50% (8.75%) 6.00% PIK, 9/25/2025	4,321	3,955	3,889	0.3%
Lakeland Tours, LLC (c) (h)	Education	L+12.00% (13.25%) 6.00% PIK, 9/25/2023	1,875	1,875	1,875	0.1%
Lakeland Tours, LLC (c) (h) (i)	Education	13.25% PIK, 9/27/2027	4,700	3,010	3,290	0.2%
Lakeview Health Holdings, Inc. (c) (o) (w)	Healthcare	P+6.00% (9.25%), 10/15/2024	414	414	414	0.0%
Lakeview Health Holdings, Inc. (c) (o) (t) (w)	Healthcare	P+4.50% (7.75%) PIK, 10/15/2024	1,576	600	584	0.0%
LightSquared, LP	Telecom	15.50% PIK, 11/1/2023	1,794	1,794	1,471	0.1%
Manna Pro Products, LLC (c)	Consumer	L+6.00% (7.00%), 12/10/2026	4,033	4,033	4,033	0.3%
Manna Pro Products, LLC (c) (i)	Consumer	L+6.00% (7.00%), 12/10/2026	33,250	32,596	33,250	2.2%
Manna Pro Products, LLC (c)	Consumer	L+6.00% (7.00%), 12/10/2026	744	744	744	0.0%
McDonald Worley, P.C. (c)	Business Services	26.00% PIK, 12/31/2024	12,080	12,080	11,826	0.8%
MCS Acquisition Corp. (c)	Business Services	L+6.00% (7.00%), 10/2/2025	780	780	780	0.1%
Medical Depot Holdings, Inc. (c) (h) (i)	Healthcare	L+9.50% (10.50%) 4.00% PIK, 6/2/2025	19,929	19,510	19,630	1.3%
Medical Management Resource Group, LLC (c) (h)	Healthcare	L+5.75% (6.50%), 9/30/2027	16,139	15,830	15,829	1.0%
MGTF Radio Company, LLC (c) (j) (o)	Media/Entertainment	L+6.00% (7.00%), 4/1/2024	51,596	51,529	42,567	2.8%
Midwest Can Company, LLC (c) (h) (i)	Paper & Packaging	L+6.00% (7.00%), 3/2/2026	32,385	31,896	32,385	2.1%
Midwest Can Company, LLC (c) (j)	Paper & Packaging	L+6.00% (7.00%), 3/2/2026	565	565	565	0.0%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+6.50% (7.50%), 3/15/2024	11,346	11,246	11,346	0.8%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+6.50% (7.50%), 3/15/2024	10,377	10,269	10,377	0.7%
Ministry Brands, LLC (c) (i)	Software/Services	L+4.00% (5.00%), 12/2/2022	5,610	5,585	5,610	0.4%
Mintz Group, LLC (c) (i)	Business Services	L+4.25% (5.25%), 3/18/2026	3,986	3,958	3,986	0.3%
Mirra-Primeaccess Holdings, LLC (c) (h)	Healthcare	L+6.50% (7.50%), 7/29/2026	49,321	48,419	49,321	3.3%
Muth Mirror Systems, LLC (c) (h) (i)	Technology	L+5.25% (6.25%), 4/23/2025	15,140	14,973	14,032	0.9%
New Star Metals, Inc. (c) (h) (i)	Industrials	L+5.00% (6.00%), 1/9/2026	32,817	32,335	32,817	2.2%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Norvax, LLC (a) (c)	Business Services	L+6.50% (7.50%), 9/13/2024	$893	$893	$893	0.1%
NTM Acquisition Corp. (c) (h) (i)	Media/Entertainment	L+7.25% (8.25%) 1.00% PIK, 6/7/2024	21,678	21,655	21,093	1.4%
Odessa Technologies, Inc. (c) (h)	Software/Services	L+5.75% (6.50%), 10/19/2027	14,451	14,172	14,172	0.9%
Olaplex, Inc. (c) (h) (i)	Consumer	L+6.25% (7.25%), 1/8/2026	16,792	16,567	16,792	1.1%
ORG GC Holdings, LLC (c) (o)	Business Services	L+6.50% (7.50%) PIK, 11/24/2026	8,343	8,343	8,343	0.6%
Pie Buyer, Inc. (c) (i)	Food & Beverage	L+5.50% (6.50%), 4/5/2027	28,390	27,644	28,390	1.9%
Pie Buyer, Inc. (c)	Food & Beverage	L+5.50% (6.50%), 4/5/2027	1,471	1,471	1,471	0.1%
Pilot Air Freight, LLC (c) (i)	Transportation	L+5.25% (6.25%), 7/25/2024	8,964	8,859	8,964	0.6%
Pilot Air Freight, LLC (c)	Transportation	L+5.25% (6.25%), 7/25/2024	2,326	2,326	2,326	0.2%
PlayPower, Inc. (c) (h) (i)	Industrials	L+5.50% (5.72%), 5/8/2026	23,961	23,737	22,786	1.5%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (9.00%), 4/6/2027	18,826	18,496	18,481	1.2%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (9.00%), 4/6/2027	6,728	6,605	6,605	0.4%
Point Broadband Acquisition, LLC (c) (h)	Telecom	L+6.00% (7.00%), 9/29/2028	19,340	18,874	18,874	1.3%
Premier Global Services, Inc. (c) (t)	Telecom	P+5.50% (8.75%), 6/8/2023	5,024	4,908	251	0.0%
Premier Global Services, Inc. (c)	Telecom	P+5.50% (8.75%), 3/31/2022	969	969	969	0.1%
Prototek, LLC (c) (h)	Industrials	L+5.75% (6.75%), 10/20/2026	11,172	10,971	11,060	0.7%
Prototek, LLC (c)	Industrials	L+5.75% (6.75%), 10/20/2026	1,242	1,242	1,229	0.1%
PSKW, LLC (c) (h) (i)	Healthcare	L+6.25% (7.25%), 3/9/2026	29,475	28,961	29,475	2.0%
PT Network, LLC (c) (h)	Healthcare	L+7.50% (8.50%) 2.00% PIK, 11/30/2023	17,179	17,142	17,179	1.1%
PT Network, LLC (c)	Healthcare	L+7.50% (8.50%) 2.00% PIK, 11/30/2023	395	395	395	0.0%
Questex, Inc. (c) (h) (i)	Media/Entertainment	L+5.00% (6.00%), 9/9/2024	15,665	15,525	14,257	0.9%
Questex, Inc. (c) (j)	Media/Entertainment	L+5.00% (6.00%), 9/9/2024	1,550	1,550	1,410	0.1%
Reddy Ice Corp. (c) (j)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	1,807	1,795	1,772	0.1%
Reddy Ice Corp. (c)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	1,476	1,476	1,447	0.1%
Reddy Ice Corp. (c)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	4,844	4,845	4,707	0.3%
Reddy Ice Corp. (c) (h) (i)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	19,147	18,812	18,774	1.2%
Refresh Parent Holdings, Inc. (c)	Healthcare	L+6.50% (7.50%), 12/9/2026	3,035	3,035	3,035	0.2%
Refresh Parent Holdings, Inc. (c) (h)	Healthcare	L+6.50% (7.50%), 12/9/2026	9,487	9,277	9,487	0.6%
Refresh Parent Holdings, Inc. (c) (h)	Healthcare	L+6.50% (7.50%), 12/9/2026	1,159	1,136	1,136	0.1%
Refresh Parent Holdings, Inc. (c)	Healthcare	P+5.50% (8.75%), 12/9/2026	406	406	406	0.0%
Relativity Oda, LLC (c) (i)	Software/Services	L+7.50% (8.50%) PIK, 5/12/2027	4,885	4,781	4,787	0.3%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
REP TEC Intermediate Holdings, Inc. (c) (h) (i)	Software/Services	L+6.50% (7.50%), 12/1/2027	$28,236	$27,758	$27,717	1.8%
Resco Products, Inc. (c)	Industrials	L+7.00% (9.00%) 2.00% PIK, 6/5/2022	9,376	9,376	9,376	0.6%
Roadsafe Holdings, Inc. (c) (i)	Industrials	L+5.75% (6.75%), 10/19/2027	7,832	7,692	7,692	0.5%
Roadsafe Holdings, Inc. (c)	Industrials	P+4.75% (8.00%), 10/19/2027	2,879	2,879	2,828	0.2%
RSC Acquisition, Inc. (c)	Financials	L+5.50% (6.25%), 10/30/2026	4,249	4,249	4,208	0.3%
RSC Acquisition, Inc. (c)	Financials	L+5.50% (6.25%), 10/30/2026	1,293	1,293	1,280	0.1%
RSC Acquisition, Inc. (c) (i)	Financials	L+5.50% (6.25%), 10/30/2026	1,847	1,829	1,829	0.1%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	L+6.00% (6.75%), 11/18/2027	33,324	32,671	32,671	2.2%
Saturn SHC Buyer Holdings, Inc. (c)	Healthcare	P+5.00% (8.25%), 11/18/2027	3,332	3,332	3,267	0.2%
SCIH Salt Holdings, Inc. (c)	Industrials	L+4.00% (5.00%), 3/17/2025	1,030	1,030	978	0.1%
Sherlock Buyer Corp. (c) (i)	Business Services	L+5.75% (6.50%), 12/8/2028	11,124	10,904	10,904	0.7%
Simplifi Holdings, Inc. (c) (h)	Media/Entertainment	L+5.50% (6.25%), 10/1/2027	35,460	34,781	34,779	2.3%
Skillsoft Corp. (a) (h)	Technology	L+4.75% (5.50%), 7/14/2028	1,460	1,440	1,462	0.1%
St. Croix Hospice Acquisition Corp. (c) (i)	Healthcare	L+6.00% (7.00%), 10/30/2026	25,680	25,267	25,680	1.7%
Striper Buyer, LLC (c) (h)	Paper & Packaging	L+5.50% (6.25%), 12/30/2026	12,393	12,287	12,393	0.8%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (8.00%), 3/29/2023	4,697	4,663	4,697	0.3%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+7.00% (8.00%), 3/29/2023	7,916	7,877	7,916	0.5%
Subsea Global Solutions, LLC (c) (j)	Business Services	L+7.00% (8.00%), 3/29/2023	963	963	963	0.1%
SunMed Group Holdings, LLC (c) (h)	Healthcare	L+5.75% (6.50%), 6/16/2028	9,054	8,908	8,909	0.6%
SunMed Group Holdings, LLC (c)	Healthcare	L+5.75% (6.50%), 6/16/2027	96	96	95	0.0%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+6.00% (10.00%) PIK, 3/31/2022	6,633	3,833	464	0.0%
Tax Defense Network, LLC (c) (p) (t)	Consumer	10.00% PIK, 3/31/2022	3,678	2,986	3,678	0.3%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+6.00% (10.00%) PIK, 3/31/2022	37,368	21,646	2,616	0.2%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+4.00% (4.75%), 5/18/2028	3,475	3,459	3,475	0.2%
Tillamook Country Smoker, LLC (c) (h)	Food & Beverage	L+7.75% (8.75%), 5/19/2022	9,629	9,618	8,493	0.6%
Tillamook Country Smoker, LLC (c) (j)	Food & Beverage	L+7.75% (8.75%), 5/19/2022	2,561	2,561	2,259	0.1%
Trilogy International Partners, LLC (a)	Telecom	8.88%, 5/15/2023	15,510	15,240	15,359	1.0%
Trilogy International Partners, LLC (a) (c) (h)	Telecom	10.00%, 5/1/2022	6,298	6,235	6,298	0.4%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+5.25% (6.00%), 6/29/2027	20,424	20,050	20,050	1.3%
Trinity Air Consultants Holdings Corp. (c)	Business Services	L+5.25% (6.00%), 6/29/2027	1,594	1,594	1,565	0.1%
Triple Lift, Inc. (c) (i)	Software/Services	L+5.75% (6.50%), 5/8/2028	22,983	22,566	22,983	1.5%
University of St. Augustine Acquisition Corp. (c) (h) (i)	Education	L+4.25% (5.25%), 2/2/2026	23,520	23,177	23,520	1.6%
Urban One, Inc.	Media/Entertainment	7.38%, 2/1/2028	1,561	1,561	1,613	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
US Oral Surgery Management Holdco, LLC (c)	Healthcare	L+5.50% (6.25%), 11/18/2027	$428	$428	$420	0.0%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare	L+5.50% (6.25%), 11/18/2027	12,173	11,934	11,934	0.8%
US Salt Investors, LLC (c) (h)	Chemicals	L+5.50% (6.25%), 7/19/2028	20,133	19,756	19,757	1.3%
Vantage Mobility International, LLC (c) (p) (t) (w)	Transportation	L+6.00% (7.00%), 3/21/2024	1,897	251	251	0.0%
Vantage Mobility International, LLC (c) (p) (w)	Transportation	L+6.00% (7.00%), 3/21/2024	244	244	244	0.0%
Vensure Employer Services, Inc. (c) (i)	Business Services	L+4.75% (5.50%), 3/26/2027	9,614	9,536	9,614	0.6%
Westwood Professional Services, Inc. (c)	Business Services	L+6.00% (7.00%), 5/26/2026	1,007	1,007	982	0.1%
Westwood Professional Services, Inc. (c) (i)	Business Services	L+6.00% (7.00%), 5/26/2026	8,648	8,495	8,431	0.6%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	L+5.75% (6.50%), 6/22/2028	29,420	28,876	28,876	1.9%
WHCG Purchaser III, Inc. (c)	Healthcare	L+5.75% (6.50%), 6/22/2028	919	919	902	0.1%
WIN Holdings III Corp. (c) (h)	Consumer	L+5.75% (6.50%), 7/16/2028	31,627	31,036	31,035	2.1%
WIN Holdings III Corp. (c)	Consumer	L+5.75% (6.50%), 7/16/2026	556	556	546	0.0%
WMK, LLC (c) (j)	Business Services	L+5.75% (6.75%), 9/5/2025	2,558	2,550	2,558	0.2%
WMK, LLC (c)	Business Services	L+5.75% (6.75%), 9/5/2025	352	350	352	0.0%
WMK, LLC (c) (h) (i)	Business Services	L+5.75% (6.75%), 9/5/2025	18,912	18,714	18,912	1.3%
WMK, LLC (c) (j)	Business Services	L+5.75% (6.75%), 9/5/2024	2,618	2,618	2,618	0.2%
Subtotal Senior Secured First Lien Debt				$1,865,403	$1,831,170	121.3%

Senior Secured Second Lien Debt - 16.2% (b)
Accentcare, Inc. (c) (h)	Healthcare	L+8.75% (9.50%), 6/21/2027	$30,152	$29,588	$30,152	2.0%
Anchor Glass Container Corp. (c) (j)	Paper & Packaging	L+7.75% (8.75%), 12/6/2024	6,667	6,615	2,003	0.1%
Aruba Investments Holdings, LLC (i)	Chemicals	L+7.75% (8.50%), 11/24/2028	3,759	3,710	3,765	0.2%
Astro AB Merger Sub, Inc. (a) (c) (h)	Financials	L+8.00% (9.00%), 4/30/2025	8,162	8,138	8,162	0.5%
Carlisle FoodService Products, Inc. (c) (h)	Consumer	L+7.75% (8.75%), 3/20/2026	10,719	10,606	10,166	0.7%
CDS U.S. Intermediate Holdings, Inc. (a) (p)	Media/Entertainment	L+8.00% (9.00%) 7.00% PIK, 11/24/2027	10,324	10,271	10,262	0.7%
CommerceHub, Inc. (c) (h)	Technology	L+7.00% (7.75%), 12/29/2028	12,360	12,306	12,125	0.8%
Corelogic, Inc. (h)	Business Services	L+6.50% (7.00%), 6/4/2029	10,808	10,707	10,882	0.7%
HAH Group Holding Company, LLC (c) (h)	Healthcare	L+8.50% (9.50%), 10/30/2028	12,445	12,180	12,445	0.8%
Integrated Efficiency Solutions, Inc. (c) (o) (w)	Industrials	10.00% PIK, 12/31/2026	1,436	780	780	0.1%
Mercury Merger Sub, Inc. (c) (h)	Business Services	L+6.50% (7.00%), 8/2/2029	13,965	13,855	13,965	0.9%
MLN US Holdco, LLC (a) (c) (h) (i)	Technology	L+8.75% (8.85%), 11/30/2026	3,000	2,963	2,699	0.2%
ORG GC Holdings, LLC (c) (o)	Business Services	18.00% PIK, 11/24/2027	3,439	3,439	3,439	0.2%
PetVet Care Centers, LLC (c) (h)	Healthcare	L+6.25% (6.35%), 2/13/2026	3,539	3,530	3,539	0.2%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
Project Boost Purchaser, LLC (c) (j)	Business Services	L+8.00% (8.10%), 5/31/2027		$1,848	$1,848	$1,848	0.1%
Proofpoint, Inc. (c) (h)	Software/Services	L+6.25% (6.75%), 8/31/2029		8,541	8,500	8,541	0.6%
QuickBase, Inc. (c)	Technology	L+8.00% (8.10%), 4/2/2027		7,484	7,386	7,484	0.5%
RealPage, Inc. (c) (i)	Software/Services	L+6.50% (7.25%), 4/23/2029		13,647	13,460	13,756	0.9%
Recess Holdings, Inc. (c) (h)	Industrials	L+7.75% (8.75%), 9/29/2025		16,134	16,003	16,134	1.1%
River Cree Enterprises, LP (a) (c) (m)	Gaming/Lodging	10.00%, 5/17/2025	CAD	21,275	16,493	16,836	1.1%
SSH Group Holdings, Inc. (c) (h)	Education	L+8.25% (8.38%), 7/30/2026		10,122	10,064	10,122	0.7%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+6.75% (7.50%), 5/18/2029		3,275	3,245	3,275	0.2%
Travelpro Products, Inc. (a) (c) (w)	Consumer	14.00%, 10.75% PIK, 11/21/2022		2,861	2,861	2,282	0.2%
Travelpro Products, Inc. (a) (c) (m) (w)	Consumer	13.00%, 2.00% PIK, 11/21/2022	CAD	3,304	2,557	2,086	0.2%
USIC Holdings, Inc. (c) (h)	Business Services	L+6.50% (7.25%), 5/14/2029		5,798	5,744	5,798	0.4%
Vantage Mobility International, LLC (c) (p) (t) (w)	Transportation	L+6.00% (7.00%), 3/21/2024		1,134	17	17	0.0%
Vantage Mobility International, LLC (c) (p) (t) (w)	Transportation	L+6.00% (7.00%) PIK, 3/21/2024		3,578	2,914	—	—%
Victory Buyer, LLC (c) (h)	Industrials	L+7.00% (7.50%), 11/15/2029		31,686	31,369	31,369	2.1%
Subtotal Senior Secured Second Lien Debt					$251,149	$243,932	16.2%

Subordinated Debt - 7.8% (b)
Del Real, LLC (c) (t) (w)	Food & Beverage	14.50%, 2.00% PIK, 4/1/2023		$4,239	$3,131	$3,576	0.2%
Encina Equipment Finance, LLC (c) (o)	Financials	L+7.75% (9.00%), 12/31/2028		38,100	37,964	37,964	2.5%
Park Ave RE Holdings, LLC (c) (j) (o) (v)	Financials	13.00%, 12/30/2022		1,537	1,537	1,537	0.1%
Siena Capital Finance, LLC (c) (j) (o) (z)	Financials	12.50%, 11/27/2026		75,000	74,995	75,000	5.0%
Subtotal Subordinated Debt					$117,627	$118,077	7.8%

Collateralized Securities - 2.5% (b)
Collateralized Securities - Debt Investments
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (j) (p)	Diversified Investment Vehicles	L+7.50% (7.63%), 1/20/2027		$10,728	$9,945	$8,237	0.6%
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (j) (p)	Diversified Investment Vehicles	L+11.00% (11.12%), 4/25/2031		4,750	4,585	4,575	0.3%
Whitehorse, Ltd. 2014-1A E (a) (c) (p)	Diversified Investment Vehicles	L+4.55% (4.68%), 5/1/2026		8,000	7,899	7,171	0.5%
Collateralized Securities - Equity Investments (n)
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 1/20/2027		$31,575	$6,285	$—	—%
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (j) (k) (p)	Diversified Investment Vehicles	23.85%, 4/25/2031		31,603	15,223	17,114	1.1%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 3/20/2025		1,970	47	—	—%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026		1,886	134	—	—%
Whitehorse, Ltd. 2014-1A SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026		36,000	6,965	—	—%
Subtotal Collateralized Securities					$51,083	$37,097	2.5%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Equity/Other - 36.3% (b) (d)
Aden & Anais Holdings, Inc. (c) (e) (w)	Retail		4,470	$—	$—	—%
Answers Corp. (c) (e) (p)	Media/Entertainment		908,911	10,643	145	0.0%
Baker Hill Acquisition, LLC (c) (e) (w)	Financials		22,653	—	—	—%
Black Mountain Sand, LLC (c) (e) (u)	Energy		55,463	—	478	0.0%
CDS U.S. Intermediate Holdings, Inc. (a) (e) (p)	Media/Entertainment		539,708	1,224	5,442	0.4%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (e) (p)	Media/Entertainment		874,000	437	2,884	0.2%
Clover Technologies Group, LLC (c) (e)	Industrials		180,274	1,153	29	0.0%
Clover Technologies Group, LLC (c) (e)	Industrials		2,753	275	627	0.0%
CRS-SPV, Inc. (c) (e) (j) (o) (w)	Industrials		246	2,219	1,266	0.1%
Danish CRJ, Ltd. (a) (c) (e) (o) (r)	Transportation		5,002	—	—	—%
Data Source Holdings, LLC (c) (e) (w)	Business Services		10,617	140	276	0.0%
Del Real, LLC (c) (e) (u) (w)	Food & Beverage		670,510	382	—	—%
Dyno Acquiror, Inc. (c) (e) (w)	Consumer		134,102	58	107	0.0%
Encina Equipment Finance, LLC (c) (e) (o) (u)	Financials		79,479,085	81,693	81,693	5.4%
FBLC Senior Loan Fund, LLC (a) (c) (o) (z)	Diversified Investment Vehicles		304,934	304,934	304,934	20.2%
First Eagle Greenway Fund II, LLC (a) (j) (p)	Diversified Investment Vehicles		5,329	4,049	464	0.0%
Foresight Energy Operating, LLC (c) (e) (p) (u)	Energy		158,093	2,087	3,965	0.3%
HemaSource, Inc. (c) (e) (w)	Healthcare		223,503	168	268	0.0%
Integrated Efficiency Solutions, Inc. (c) (e) (o)	Industrials		55,991	—	—	—%
Integrated Efficiency Solutions, Inc. (c) (e) (o)	Industrials		57,427	—	—	—%
Internap Corp (c) (e) (p)	Business Services		1,293,189	543	1,552	0.1%
Jakks Pacific, Inc. (e) (p) (s)	Consumer		237,436	2,385	2,412	0.2%
Jakks Pacific, Inc. (c) (e) (p)	Consumer		5,303	185	785	0.1%
Kahala Ireland OpCo Designated Activity Company (a) (c) (o) (y)	Transportation		1	—	23,732	1.6%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (o) (y)	Transportation		3,250,000	—	3,250	0.2%
Kahala US OpCo, LLC (a) (c) (e) (o) (x)	Transportation	13.00%	4,413,472	—	—	—%
KidKraft, Inc. (c) (e) (u) (w)	Consumer		2,682,257	—	1,048	0.1%
Lakeview Health Holdings, Inc. (c) (e) (o) (w)	Healthcare		5,272	—	—	—%
McDonald Worley, P.C. (c) (e)	Business Services		248,600	104	1,272	0.1%
MCS Acquisition Corp. (c) (e)	Business Services		31,521	4,103	2,431	0.2%
MGTF Holdco, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Motor Vehicle Software Corp. (c) (e) (w)	Business Services		223,503	318	386	0.0%
New Constellis Holdings Inc. (c) (e) (w)	Business Services		2,316	67	—	—%
ORG GC Holdings, LLC (c) (e) (o)	Business Services		93,380	212	212	0.0%
ORG GC Holdings, LLC (c) (e) (o)	Business Services		1,771	—	—	—%
Park Ave RE Holdings, LLC (c) (e) (j) (o) (v)	Financials		719	1,623	4,461	0.3%
PennantPark Credit Opportunities Fund II, LP (a) (p)	Diversified Investment Vehicles		8,739	3,936	4,953	0.3%
Point Broadband Acquisition, LLC (c) (e)	Telecom		2,099,333	2,099	2,099	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
PT Network, LLC (c) (e) (u)	Healthcare		3	$—	$2,813	0.2%
RMP Group, Inc. (c) (e) (u) (w)	Financials		223	164	340	0.0%
Schweiger Dermatology Group, LLC (c) (e) (u) (w)	Healthcare		265,024	—	—	—%
Siena Capital Finance, LLC (c) (j) (o) (z)	Financials		41,789,400	42,499	65,609	4.3%
Skillsoft Corp (a) (e) (s)	Technology		248,712	2,636	2,275	0.2%
Smile Brands, Inc. (c) (w)	Healthcare		712	—	1,437	0.1%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
Tap Rock Resources, LLC (c) (g) (p) (u)	Energy		18,356,442	6,490	8,742	0.6%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		633,382	—	—	—%
Team Waste, LLC (c) (e) (p) (u) (w)	Industrials		128,483	2,569	3,073	0.2%
Tennenbaum Waterman Fund, LP (a) (j) (p)	Diversified Investment Vehicles		10,000	10,000	9,764	0.6%
Travelpro Products, Inc. (a) (c) (e) (w)	Consumer		447,007	506	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		39,769	132	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		4,206	31	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		99,236	—	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		223	35	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		490	490	510	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		139	139	278	0.0%
Vantage Mobility International, LLC (c) (e) (p) (w)	Transportation		512,923	—	—	—%
Vantage Mobility International, LLC (c) (e) (p) (w)	Transportation		4,439,484	3,140	—	—%
Vantage Mobility International, LLC (c) (e) (p) (w)	Transportation		1,940,977	—	—	—%
World Business Lenders, LLC (c) (e)	Financials		922,669	3,750	2,676	0.2%
WPNT, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Wythe Will Tzetzo, LLC (c) (e) (u) (w)	Food & Beverage		22,312	302	—	—%
YummyEarth, Inc. (c) (e) (w)	Food & Beverage		223	—	—	—%
Subtotal Equity/Other				$498,355	$548,688	36.3%

TOTAL INVESTMENTS - 184.1% (b)				$2,783,617	$2,778,964	184.1%
Forward foreign currency contracts:

Counterparty	Contract to Deliver	In Exchange For	Maturity Date	Unrealized Depreciation
Goldman Sachs International	CAD 21,807	$17,388	2/17/2022	$266
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

Note 1 — Organization and Basis of Presentation
Franklin BSP Lending Corporation (the “Company” or "FBLC") is an externally managed, non-diversified closed-end management investment company incorporated in Maryland in May 2010 that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“the 1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment activities are managed by Franklin BSP Lending Adviser, L.L.C. (the “Adviser”), a subsidiary of Benefit Street Partners L.L.C. (“BSP”) and supervised by the Company’s Board of Directors ("Board"), a majority of whom are independent of the Adviser and its affiliates. As a BDC, the Company is required to comply with certain regulatory requirements.
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
    On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. As of March 31, 2022, the Company had issued 233.3 million shares of common stock for gross proceeds of $2.4 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of March 31, 2022, the Company had repurchased a cumulative 33.9 million shares of common stock through its share repurchase program for payments of $282.3 million.
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
For the period ended March 31, 2022
(Unaudited)

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
    We have also formed and expect to continue to form consolidated subsidiaries (the “Consolidated Holding Companies”). The Company consolidates the following subsidiaries for accounting purposes: BDCA Funding I, LLC (“Funding I”), BDCA 57th Street Funding, LLC ("57th Street"), BDCA Asset Financing, LLC ("BDCA Asset Financing") and 54th Street Equity Holdings, Inc. Prior to January 20, 2021, the Company also consolidated BDCA-CB Funding, LLC (“CB Funding”). Refer to Note 3 and Note 5 for more information. All significant intercompany balances and transactions have been eliminated in consolidation.
Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, the consolidated financial statements may not include all of the information and notes required by U.S. GAAP for annual consolidated financial statements. U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets, and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2022.
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
Consolidation
    As provided under ASC 946, the Company will generally not consolidate its investment in a company other than a substantially or wholly-owned investment company or controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the accounts of the Company's substantially wholly-owned subsidiaries in its consolidated financial statements. Although the Company owns more than 25% of the voting securities of FBLC Senior Loan Fund, LLC, ("SLF"), the Company does not have sole control over significant actions of SLF for purposes of the 1940 Act or otherwise, and thus does not consolidate its interest.
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
For the period ended March 31, 2022
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
For the period ended March 31, 2022
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
    Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. For the periods ended March 31, 2022 and 2021, the Company did not incur any offering costs.
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
For the period ended March 31, 2022
(Unaudited)

Dividend Income
Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies.
Dividend income from SLF is recorded on accrual basis once dividends are declared by SLF's board of directors. Distributions from SLF are evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions as dividend income unless there are sufficient accumulated tax-basis earnings and profit in SLF prior to distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
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
For the period ended March 31, 2022
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
    For investments for which Level 1 inputs, such as quoted prices, were not available at March 31, 2022 and December 31, 2021, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at March 31, 2022 and December 31, 2021 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the period ended March 31, 2022
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
    For discussion of the fair value measurement of the Company's foreign currency contracts, refer to Note 6 - Derivatives.
    The following table presents fair value measurements of investments, by major class, as of March 31, 2022, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$42,199	$1,741,761	$—	$1,783,960
Senior Secured Second Lien Debt	—	58,501	183,451	—	241,952
Subordinated Debt	—	—	103,042	—	103,042
Collateralized Securities	—	—	37,273	—	37,273
Equity/Other	4,833	7,879	217,606	11,991	242,309
FBLC Senior Loan Fund, LLC	—	—	304,934	—	304,934
Total	$4,833	$108,579	$2,588,067	$11,991	$2,713,470
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
For the period ended March 31, 2022
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
    The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2022:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other (1)	Total
Balance as of December 31, 2021	$1,779,316	$219,023	$118,077	$37,097	$523,378	$2,676,891
Purchases and other adjustments to cost	62,343	458	414	94	460	63,769
Sales and repayments	(107,590)	(2,835)	(15,537)	(1,212)	(7,766)	(134,940)
Net realized gain (loss)	1,817	(129)	—	—	3,300	4,988
Transfers in	10,243	—	—	—	—	10,243
Transfers out	—	(33,998)	—	—	(2,884)	(36,882)
Net change in unrealized appreciation (depreciation) on investments	(4,368)	932	88	1,294	6,052	3,998
Balance as of March 31, 2022	$1,741,761	$183,451	$103,042	$37,273	$522,540	$2,588,067
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(2,515)	$667	$88	$1,294	$9,302	$8,836
_______________
(1) Includes FBLC's investment in FBLC Senior Loan Fund, LLC.
For the three months ended March 31, 2022, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the three months ended March 31, 2022, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
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
The composition of the Company’s investments as of March 31, 2022, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,822,527	$1,783,960	65.8%
Senior Secured Second Lien Debt	248,842	241,952	8.9
Subordinated Debt	102,504	103,042	3.8
Collateralized Securities	49,966	37,273	1.4
Equity/Other	186,583	242,309	8.9
FBLC Senior Loan Fund, LLC	304,934	304,934	11.2
Total	$2,715,356	$2,713,470	100.0%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

Significant Unobservable Inputs
    The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of March 31, 2022. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$1,454,828	Discounted Cash Flow	Market Yield	5.75%	24.20%	9.20%
Senior Secured First Lien Debt	223,605	Yield Analysis	Market Yield	6.66%	14.72%	9.14%
Senior Secured First Lien Debt (b)	28,477	Yield Analysis	EBITDA Multiple	19.00x	19.00x	19.00x
Senior Secured First Lien Debt	18,373	Waterfall Analysis	EBITDA Multiple	1.35x	8.80x	7.69x
Senior Secured First Lien Debt (c)	8,264	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	8,214	Waterfall Analysis	Revenue Multiple	0.24x	0.75x	0.31x
Senior Secured Second Lien Debt	123,821	Discounted Cash Flow	Market Yield	7.75%	19.54%	9.68%
Senior Secured Second Lien Debt	56,828	Yield Analysis	Market Yield	9.49%	18.79%	12.03%
Senior Secured Second Lien Debt	2,802	Waterfall Analysis	EBITDA Multiple	4.84x	6.10x	5.74x
Subordinated Debt	99,099	Waterfall Analysis	Tangible Net Asset Value Multiple	1.65x	1.95x	1.77x
Subordinated Debt (b)	3,943	Yield Analysis	Market Yield	23.61%	23.61%	23.61%
Collateralized Securities	37,273	Discounted Cash Flow	Discount Rate	9.75%	17.00%	14.45%
Equity/Other	158,999	Waterfall Analysis	Tangible Net Asset Value Multiple	1.65x	1.95x	1.81x
Equity/Other	20,427	Waterfall Analysis	Discount Rate	17.50%	17.50%	17.50%
Equity/Other	13,423	Waterfall Analysis	EBITDA Multiple	2.75x	13.90x	7.42x
Equity/Other (c)	9,310	N/A	N/A	N/A	N/A	N/A
Equity/Other (b)	8,467	Discounted Cash Flow	Discount Rate	17.50%	17.50%	17.50%
Equity/Other (b)	2,676	Waterfall Analysis	TBV Multiple	4.90x	4.90x	4.90x
Equity/Other (b)	2,334	Yield Analysis	Market Yield	6.99%	6.99%	6.99%
Equity/Other	1,825	Discounted Cash Flow	Market Yield	9.75%	13.25%	11.71%
Equity/Other	145	Waterfall Analysis	Revenue Multiple	0.14x	0.25x	0.14x
FBLC Senior Loan Fund, LLC (b)	304,934	Discounted Cash Flow	Discount Rate	13.91%	13.91%	13.91%
Total	$2,588,067
______________
(a)Weighted averages are calculated based on fair value of investments.
(b)This asset category contains one investment.
(c)Investment(s) were valued based on recent or pending transactions expected to close after the valuation date.
    There were no significant changes in valuation approach or technique as of March 31, 2022.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

    The income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2022 and December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.
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
As of March 31, 2022, the Company had five portfolio companies on non-accrual with a total amortized cost of $43.8 million and fair value of $9.7 million, which represented 1.6% and 0.4% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2021, the Company had six portfolio companies on non-accrual with a total amortized cost of $42.5 million and fair value of $12.2 million, which represented 1.5%, and 0.4% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

FBLC Senior Loan Fund, LLC
On January 20, 2021, FBLC and Cliffwater Corporate Lending Fund (“CCLF”) formed a joint venture, FBLC Senior Loan Fund, LLC (the “SLF”), that invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. SLF was formed as a Delaware limited liability company and is not consolidated by FBLC for financial reporting purposes. FBLC provides capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. As of March 31, 2022 and December 31, 2021, FBLC and CCLF owned 79.8% and 20.2%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. FBLC and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As part of the initial contribution to SLF, FBLC contributed $751.8 million of assets including $664.2 million of investments and $42.4 million of cash as well as $446.9 million worth of liabilities including the Citi Credit Facility (as defined in Note 5) debt of $344.4 million in exchange for $304.9 million of equity in SLF. As of March 31, 2022 and December 31, 2021, FBLC’s investment in SLF consisted of equity contributions of $304.9 million. FBLC’s investment in SLF is classified as “Equity/Other” on the Consolidated Schedule of Investments, and other disclosures unless otherwise indicated. Subsequent to the initial contribution, FBLC may sell investments to SLF. For the three months ended March 31, 2022, FBLC had sold $0.0 of investments to SLF. For the year ended December 31, 2021, FBLC had sold $322.7 million of investments to SLF. As of March 31, 2022, $0.1 million of net accounts payable relates to investments sold by FBLC to SLF, which is reflected on the Consolidated Statements of Assets and Liabilities. As of December 31, 2021, $0.1 million of net accounts receivable relates to investments sold by FBLC to SLF, which is reflected on the Consolidated Statements of Assets and Liabilities.
As of March 31, 2022, SLF had total assets of $1,153.0 million. As of December 31, 2021, SLF had total assets of $1,196.0 million. SLF's portfolio consisted of debt investments in 176 portfolio companies as of March 31, 2022. SLF's portfolio consisted of debt investments of 172 portfolio companies as of December 31, 2021. As of March 31, 2022, SLF's largest investment in a single portfolio company was $20.4 million in aggregate principal; and the five largest investments in portfolio companies in SLF totaled $97.2 million in aggregate principal. As of December 31, 2021, SLF's largest investment in a single portfolio company was $28.0 million in aggregate principal; and the five largest investments in portfolio companies in SLF totaled $113.3 million in aggregate principal. SLF may invest in portfolio companies in the same industries in which FBLC directly invests.
Below is a listing of SLF’s individual investments as of March 31, 2022:

March 31, 2022 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)

Senior Secured First Lien Debt
Accentcare, Inc. (b)	Healthcare	L+4.00% (4.51%)	6/22/2026	$10,004	$10,004	$9,854	2.4%
Access Cig, LLC (b)	Business Services	L+3.75% (4.21%)	2/27/2025	4,221	4,210	4,149	1.1%
Acrisure, LLC (b)	Financials	L+3.50% (3.96%)	2/15/2027	20,267	19,864	19,947	5.0%
Adtalem Global Education, Inc.	Education	5.50%	3/1/2028	2,000	2,000	1,937	0.5%
Adtalem Global Education, Inc. (f)	Education	L+4.50% (5.25%)	8/12/2028	1,034	1,034	1,028	0.3%
Advisor Group, Inc. (f)	Financials	L+4.50% (4.96%)	7/31/2026	7,883	7,883	7,841	2.0%
Alchemy US Holdco 1, LLC (b)	Industrials	L+5.50% (5.96%)	10/10/2025	15,555	15,416	15,429	3.9%
Altice Financing, SA	Telecom	5.00%	1/15/2028	2,000	1,930	1,801	0.5%
Alvogen Pharma US, Inc. (b)	Healthcare	L+5.25% (6.26%)	12/31/2023	12,337	12,244	11,489	3.0%
Amentum Government Services Holdings, LLC (b)	Industrials	S+4.00% (4.78%)	2/15/2029	3,000	2,974	2,970	0.8%
Amentum Government Services Holdings, LLC (f)	Industrials	L+3.50% (3.96%)	1/29/2027	1,985	1,974	1,958	0.5%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

March 31, 2022 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (b)	Transportation	L+4.75% (5.50%)	4/20/2028	$6,316	$6,258	$6,389	1.6%
American Rock Salt Company, LLC (f)	Chemicals	L+4.00% (4.75%)	6/9/2028	4,765	4,768	4,705	1.2%
AmWINS Group, Inc. (f)	Financials	L+2.25% (3.00%)	2/19/2028	4,962	4,900	4,875	1.3%
AP Gaming I, LLC (f)	Gaming/Lodging	S+4.00% (4.80%)	2/9/2029	7,467	7,338	7,318	1.9%
APLP Holdings, LP (b)	Utilities	L+3.75% (4.76%)	5/14/2027	2,936	2,911	2,936	0.8%
Apollo Commercial Real Estate Finance, Inc.	Financials	4.63%	6/15/2029	3,000	3,000	2,717	0.7%
AppLovin Corp. (b)	Media/Entertainment	L+3.00% (3.50%)	10/25/2028	8,978	8,957	8,895	2.3%
Artera Services, LLC (f)	Utilities	L+3.50% (4.51%)	3/6/2025	2,481	2,468	2,319	0.6%
Ascensus Holidngs, Inc. (b)	Business Services	L+3.50% (4.56%)	8/2/2028	7,980	7,975	7,910	2.0%
Astoria Energy, LLC (f)	Utilities	L+3.50% (4.50%)	12/10/2027	1,957	1,957	1,927	0.5%
Astro AB Merger Sub, Inc. (f)	Financials	L+4.25% (5.25%)	4/30/2024	3,838	3,834	3,807	1.0%
Asurion, LLC (b)	Business Services	L+3.25% (3.71%)	12/23/2026	4,962	4,884	4,849	1.2%
Athenahealth, Inc. (b)	Healthcare	S+3.50% (4.00%)	2/15/2029	12,484	12,423	12,328	3.2%
Athletico Management, LLC (f)	Healthcare	S+4.25% (5.16%)	2/15/2029	5,000	4,975	4,959	1.3%
Avaya Holdings Corp. (b)	Technology	L+4.00% (4.40%)	12/15/2027	12,770	12,770	12,610	3.2%
Avis Budget Car Rental, LLC (b)	Transportation	S+3.50% (4.00%)	3/8/2029	5,000	4,850	4,956	1.3%
Bally's Corp. (b)	Gaming/Lodging	L+3.25% (3.75%)	10/2/2028	2,723	2,698	2,706	0.7%
BBB Industries, LLC (b)	Transportation	L+4.50% (4.96%)	8/1/2025	12,822	12,730	12,655	3.3%
BCP Raptor, LLC (b)	Energy	L+4.25% (5.25%)	6/24/2024	13,568	12,922	13,526	3.5%
BCP Renaissance, LLC (f)	Energy	L+3.50% (4.50%)	10/31/2024	2,198	2,183	2,164	0.6%
Bella Holding Company, LLC (f)	Healthcare	L+3.75% (4.50%)	5/10/2028	2,974	2,947	2,944	0.8%
Blackstone CQP Holdco, LP (b)	Industrials	L+3.75% (4.76%)	6/5/2028	7,947	7,914	7,899	2.0%
BMC Software Finance, Inc. (b)	Technology	L+3.75% (4.21%)	10/2/2025	12,711	12,744	12,624	3.3%
Bomgar Corp. (f)	Technology	L+4.00% (4.46%)	4/18/2025	3,911	3,923	3,858	1.0%
Brookfield WEC Holdings, Inc. (f)	Utilities	L+2.75% (3.25%)	8/1/2025	1,995	1,921	1,957	0.5%
Cablevision Lightpath, LLC	Telecom	3.88%	9/15/2027	2,000	1,927	1,870	0.5%
CareCentrix, Inc. (b)	Healthcare	L+4.50% (4.96%)	4/3/2025	20,702	20,039	20,365	5.2%
CLP Health Services, Inc. (b)	Healthcare	L+4.25% (5.00%)	12/31/2026	12,882	12,838	12,625	3.3%
Cnt Holdings I Corp (f)	Consumer	L+3.50% (4.25%)	11/8/2027	3,465	3,465	3,443	0.9%
CommerceHub, Inc. (f)	Technology	L+4.00% (5.01%)	12/29/2027	9,614	9,627	9,302	2.4%
Community Care Health Network, LLC (b)	Healthcare	L+4.75% (5.21%)	2/17/2025	9,737	9,712	8,909	2.3%
Compass Power Generation, LLC (f)	Utilities	L+3.50% (4.50%)	12/20/2024	4,763	4,752	4,685	1.2%
Connect Finco SARL (f)	Telecom	L+3.50% (4.50%)	12/11/2026	7,519	7,541	7,448	1.9%
Connectwise, LLC (f)	Software/Services	L+3.50% (4.00%)	9/29/2028	6,983	6,974	6,927	1.8%
Conservice Midco, LLC (b)	Business Services	L+4.25% (4.71%)	5/13/2027	7,681	7,694	7,572	2.0%
Conterra Ultra Broadband, LLC (b)	Telecom	L+4.75% (5.75%)	4/30/2026	6,693	6,693	6,693	1.7%
Corelogic, Inc. (b)	Business Services	L+3.50% (4.00%)	6/2/2028	7,960	7,946	7,851	2.0%
Directv Financing, LLC (b)	Media/Entertainment	L+5.00% (5.75%)	8/2/2027	4,775	4,732	4,764	1.2%
Dish Dbs Corp.	Cable	5.25%	12/1/2026	700	700	666	0.2%
Dish Dbs Corp.	Cable	5.75%	12/1/2028	1,000	1,000	950	0.2%
Division Holding Corp. (b)	Business Services	L+4.75% (5.50%)	5/27/2028	8,717	8,727	8,630	2.2%
Dynasty Acquisition Co., Inc. (e)	Industrials	L+3.50% (4.51%)	4/6/2026	2,817	2,726	2,760	0.7%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

March 31, 2022 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Dynasty Acquisition Co., Inc. (e)	Industrials	L+3.50% (4.51%)	4/6/2026	$5,239	$5,070	$5,134	1.3%
Echo Global Logistics, Inc. (b)	Transportation	L+3.75% (4.25%)	11/23/2028	3,330	3,323	3,286	0.8%
Edelman Financial Services, LLC (b)	Financials	L+3.50% (4.25%)	4/7/2028	1,995	1,955	1,970	0.5%
Edgewater Generation, LLC (b)	Utilities	L+3.75% (4.21%)	12/13/2025	2,476	2,462	2,277	0.6%
Emerald 2, Ltd. (b)	Industrials	L+3.50% (3.96%)	7/12/2028	516	514	516	0.1%
Flex Acquisition Company, Inc. (f)	Paper & Packaging	S+4.25% (4.78%)	3/30/2029	2,500	2,438	2,458	0.6%
Flex Acquisition Company, Inc. (f)	Paper & Packaging	L+3.50% (4.00%)	3/2/2028	2,931	2,924	2,924	0.8%
Florida Food Products, LLC (f)	Food & Beverage	L+5.00% (5.75%)	10/18/2028	8,000	7,886	7,880	2.0%
Foley Products Co, LLC (b)	Industrials	S+4.75% (5.55%)	12/29/2028	3,200	3,169	3,168	0.8%
Frontier Communications Corp.	Telecom	5.00%	5/1/2028	1,240	1,301	1,191	0.3%
Frontier Communications Corp. (b)	Telecom	L+3.75% (4.81%)	5/1/2028	19,376	19,360	19,053	4.9%
Geon Performance Solutions, LLC (b)	Chemicals	L+4.75% (5.50%)	8/18/2028	4,693	4,662	4,673	1.2%
Gogo Intermediate Holdings, LLC (f)	Telecom	L+3.75% (4.50%)	4/30/2028	4,207	4,207	4,170	1.1%
Gordian Medical, Inc. (b)	Healthcare	L+6.25% (7.26%)	1/31/2027	11,033	10,968	10,784	2.8%
Greeneden U.S. Holdings I, LLC (b)	Software/Services	L+4.00% (4.98%)	12/1/2027	2,000	1,968	1,995	0.5%
Greenway Health, LLC (f)	Healthcare	L+3.75% (5.25%)	2/16/2024	4,720	4,480	4,484	1.2%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	L+2.25% (3.74%)	3/29/2027	4,963	4,956	4,913	1.3%
HAH Group Holding Company, LLC (b)	Healthcare	L+5.00% (6.00%)	10/29/2027	735	735	724	0.2%
HAH Group Holding Company, LLC (b)	Healthcare	L+5.00% (6.00%)	10/29/2027	5,812	5,737	5,725	1.5%
Hamilton Projects Acquiror, LLC (f)	Utilities	L+4.50% (5.51%)	6/17/2027	5,704	5,680	5,585	1.4%
Heartland Dental, LLC (e)	Healthcare	L+3.50% (3.71%)	4/30/2025	4,143	4,085	4,089	1.1%
Hertz Corp. (b) (f)	Transportation	L+3.25% (3.75%)	6/30/2028	4,175	4,160	4,143	1.1%
Hertz Corp. (b) (f)	Transportation	L+3.25% (3.75%)	6/30/2028	793	791	787	0.2%
HireRight, Inc. (f)	Business Services	L+3.75% (4.21%)	7/11/2025	7,216	7,179	7,122	1.8%
Hudson River Trading, LLC (b)	Financials	S+3.00% (3.43%)	3/20/2028	5,433	5,365	5,340	1.4%
ICP Industrial, Inc. (f)	Chemicals	L+3.75% (4.76%)	12/29/2027	6,957	6,949	6,731	1.7%
IDERA, Inc. (f)	Technology	L+3.75% (4.50%)	3/2/2028	6,965	6,976	6,829	1.8%
Ineos Us Finance, LLC (f)	Chemicals	L+2.50% (3.00%)	11/8/2028	4,000	3,995	3,916	1.0%
Intelsat Jackson Holdings, SA	Telecom	S+4.25% (4.75%)	2/1/2029	9,696	9,599	9,523	2.5%
Iri Holdings, Inc. (b)	Business Services	L+4.25% (4.71%)	12/1/2025	7,799	7,781	7,757	2.0%
Jack Ohio Finance, LLC (f)	Gaming/Lodging	L+4.75% (5.50%)	10/4/2028	3,990	3,972	3,990	1.0%
Jane Street Group, LLC	Financials	4.50%	11/15/2029	5,000	4,851	4,744	1.2%
Jane Street Group, LLC (f)	Financials	L+2.75% (3.21%)	1/26/2028	1,933	1,931	1,903	0.5%
Jump Financial, LLC (b)	Financials	S+4.50% (5.00%)	8/7/2028	7,475	7,341	7,382	1.9%
Kissner Milling Co., Ltd.	Industrials	4.88%	5/1/2028	9,000	8,873	8,454	2.2%
LABL, Inc. (b)	Paper & Packaging	L+5.00% (5.50%)	10/29/2028	3,990	3,934	3,931	1.0%
Lightstone Holdco, LLC (f)	Utilities	L+3.75% (4.75%)	1/30/2024	7,573	6,678	6,819	1.8%
Lightstone Holdco, LLC (f)	Utilities	L+3.75% (4.75%)	1/30/2024	427	377	385	0.1%
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	L+4.75% (5.75%)	3/20/2028	10,190	10,141	10,190	2.6%
Luxembourg Investment Co., 428 SARL (b)	Chemicals	S+5.00% (5.65%)	1/3/2029	3,864	3,828	3,827	1.0%
Madison IAQ, LLC	Industrials	4.13%	6/30/2028	2,000	1,983	1,846	0.5%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

March 31, 2022 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Medallion Midland Acquisition, LP (f)	Energy	L+3.75% (4.50%)	10/18/2028	$5,614	$5,583	$5,547	1.4%
MH Sub I, LLC (f)	Business Services	L+3.75% (4.75%)	9/13/2024	8,619	8,614	8,513	2.2%
Michael Baker International, LLC (b)	Industrials	L+5.00% (5.75%)	12/1/2028	3,326	3,294	3,276	0.8%
MicroStrategy, Inc.	Software/Services	6.13%	6/15/2028	1,500	1,500	1,454	0.4%
Monitronics International, Inc. (b)	Business Services	L+7.50% (8.75%)	3/29/2024	5,494	5,304	4,458	1.1%
MPH Acquisition Holdings, LLC	Healthcare	5.50%	9/1/2028	2,000	1,990	1,920	0.5%
MPH Acquisition Holdings, LLC (b)	Healthcare	L+4.25% (4.76%)	9/1/2028	4,975	4,886	4,825	1.2%
MSG National Properties, LLC (b)	Media/Entertainment	L+6.25% (7.00%)	11/12/2025	12,157	12,390	12,157	3.1%
MYOB US Borrower, LLC (f)	Business Services	L+4.00% (4.46%)	5/6/2026	5,454	5,440	5,399	1.4%
Naked Juice, LLC (f)	Food & Beverage	S+3.25% (4.00%)	1/24/2029	1,430	1,427	1,404	0.4%
National Mentor Holdings, Inc. (b) (f)	Healthcare	L+3.75% (4.76%)	3/2/2028	5,487	5,463	5,298	1.4%
National Mentor Holdings, Inc. (f)	Healthcare	L+3.75% (4.76%)	3/2/2028	179	178	173	0.0%
Nexus Buyer, LLC (f)	Business Services	L+3.75% (4.21%)	11/9/2026	4,477	4,477	4,429	1.1%
Nouryon Finance B.V. (e)	Chemicals	L+3.00% (4.01%)	10/1/2025	2,334	2,303	2,294	0.6%
Novae, LLC (f)	Industrials	S+5.00% (5.80%)	12/22/2028	3,889	3,851	3,855	1.0%
Pathway Vet Alliance, LLC (b)	Healthcare	L+3.75% (4.21%)	3/31/2027	2,992	3,000	2,957	0.8%
Paysafe Finance, PLC	Software/Services	4.00%	6/15/2029	400	400	341	0.1%
Peabody Energy Corp. (f)	Energy	L+2.75% (3.20%)	3/31/2025	5,583	5,273	5,268	1.4%
Peraton Corp. (b)	Industrials	L+3.75% (4.50%)	2/1/2028	2,938	2,906	2,914	0.8%
Perstorp Holding Ab (b)	Chemicals	L+4.75% (6.25%)	2/27/2026	8,755	8,328	8,755	2.3%
PG&E Corp. (f)	Utilities	L+3.00% (3.50%)	6/23/2025	10,671	10,705	10,524	2.7%
Polaris Newco, LLC (f)	Business Services	L+4.00% (4.50%)	6/2/2028	1,995	1,940	1,979	0.5%
Power Stop, LLC (f)	Transportation	L+4.75% (5.25%)	1/26/2029	4,000	3,961	3,910	1.0%
Project Accelerate Parent, LLC (e)	Technology	L+4.25% (5.25%)	1/2/2025	16,068	15,906	15,987	4.1%
Proofpoint, Inc. (b)	Software/Services	L+3.25% (3.76%)	8/31/2028	5,486	5,488	5,421	1.4%
Protective Industrial Products, Inc. (b)	Industrials	L+4.00% (4.75%)	12/29/2027	9,104	9,068	8,944	2.3%
Pug, LLC (f)	Technology	L+3.50% (3.96%)	2/12/2027	4,949	4,836	4,844	1.2%
Quikrete Holdings, Inc. (f)	Industrials	L+3.00% (3.46%)	6/11/2028	8,000	7,959	7,844	2.0%
Regionalcare Hospital Partners Holdings, Inc.	Healthcare	4.38%	2/15/2027	2,000	2,000	1,936	0.5%
Regionalcare Hospital Partners Holdings, Inc. (b)	Healthcare	L+3.75% (4.20%)	11/16/2025	5,195	5,213	5,159	1.3%
Renaissance Learning, Inc. (f)	Software/Services	S+4.50% (5.00%)	3/30/2029	2,000	1,940	1,988	0.5%
RXB Holdings, Inc. (f)	Healthcare	L+4.50% (5.25%)	12/20/2027	10,180	10,216	10,103	2.6%
S&S Holdings, LLC (f)	Consumer	L+5.00% (5.80%)	3/11/2028	6,930	6,748	6,930	1.8%
Safe Fleet Holdings, LLC (b)	Industrials	S+3.75% (4.27%)	2/17/2029	7,500	7,463	7,375	1.9%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+4.50% (4.96%)	6/28/2026	936	890	889	0.2%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+4.50% (4.96%)	6/28/2026	17,316	16,549	16,450	4.2%
Schenectady International Group, Inc. (b)	Chemicals	L+4.75% (4.99%)	10/15/2025	19,911	19,801	19,264	5.0%
SCIH Salt Holdings, Inc. (f)	Industrials	L+4.00% (4.75%)	3/16/2027	3,724	3,696	3,655	0.9%
SFR Group, SA (b) (e)	Telecom	L+4.00% (4.51%)	8/14/2026	12,673	12,603	12,424	3.2%
Sierra Acquisition, Inc. (b)	Food & Beverage	L+4.00% (5.00%)	11/11/2024	4,889	4,716	4,767	1.2%
Sophia, LP (f)	Software/Services	L+3.25% (4.26%)	10/7/2027	2,996	2,999	2,963	0.8%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

March 31, 2022 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Spirit Aerosystems, Inc. (b)	Industrials	L+3.75% (4.25%)	1/15/2025	$2,549	$2,575	$2,542	0.7%
SSH Group Holdings, Inc. (e)	Education	L+4.25% (5.26%)	7/30/2025	10,491	10,141	10,155	2.6%
Staples, Inc. (b)	Business Services	L+5.00% (5.32%)	4/16/2026	4,937	4,887	4,655	1.2%
Station Casinos, LLC (f)	Gaming/Lodging	L+2.25% (2.71%)	2/8/2027	2,272	2,262	2,239	0.6%
Team Health Holdings, Inc. (e) (f)	Healthcare	S+5.25% (6.25%)	3/2/2027	5,479	5,350	5,203	1.3%
Tecta America Corp. (f)	Industrials	L+4.25% (5.00%)	4/10/2028	9,022	8,998	8,920	2.3%
Tenneco, Inc. (e)	Transportation	L+3.00% (3.46%)	10/1/2025	2,962	2,939	2,920	0.8%
The Dun & Bradstreet Corp. (f)	Business Services	L+3.25% (3.70%)	2/6/2026	4,851	4,869	4,813	1.2%
TransDigm, Inc. (f)	Industrials	L+2.25% (2.71%)	12/9/2025	2,962	2,947	2,907	0.7%
Traverse Midstream Partners, LLC (b)	Energy	S+4.25% (5.25%)	9/27/2024	14,921	14,897	14,840	3.8%
Triton Water Holdings, Inc. (f)	Food & Beverage	L+3.50% (4.51%)	3/31/2028	7,444	7,428	7,265	1.8%
Truck Hero, Inc. (f)	Transportation	L+3.25% (4.00%)	1/31/2028	1,485	1,482	1,437	0.4%
TSL Engineered Products, LLC (b)	Industrials	S+4.75% (5.50%)	1/7/2028	7,841	7,773	7,841	2.0%
United Airlines, Inc. (f)	Transportation	L+3.75% (4.50%)	4/21/2028	3,785	3,773	3,734	1.0%
University Support Services, LLC (f)	Education	L+3.25% (3.75%)	2/10/2029	4,988	4,970	4,919	1.3%
Urban One, Inc.	Media/Entertainment	7.38%	2/1/2028	6,000	6,188	6,023	1.6%
Venga Finance Sarl (b)	Telecom	L+4.75% (5.25%)	12/4/2028	4,000	3,880	3,879	1.0%
Veritext Corp. (f)	Business Services	L+3.25% (4.26%)	8/1/2025	3,496	3,457	3,433	0.9%
Virgin Media Bristol, LLC (f)	Telecom	L+3.25% (3.65%)	1/31/2029	2,500	2,497	2,483	0.6%
Vyaire Medical, Inc. (f)	Healthcare	L+4.75% (5.75%)	4/16/2025	7,410	6,313	5,696	1.5%
WaterBridge Midstream Operating, LLC (b)	Energy	L+5.75% (6.75%)	6/22/2026	10,720	9,602	10,325	2.7%
Watlow Electric Manufacturing Co. (b)	Industrials	L+3.75% (4.25%)	3/2/2028	9,450	9,407	9,317	2.4%
Western Dental Services, Inc. (f)	Healthcare	L+4.50% (5.28%)	8/18/2028	9,052	9,046	8,995	2.3%
Western Dental Services, Inc. (f)	Healthcare	L+4.50% (5.30%)	8/18/2028	526	526	523	0.1%
Wilsonart, LLC (b)	Consumer	L+3.25% (4.25%)	12/31/2026	7,431	7,426	7,231	1.9%
YI, LLC (e)	Healthcare	L+4.00% (5.00%)	11/7/2024	8,950	8,917	8,861	2.3%
Subtotal Senior Secured First Lien Debt					$949,314	$940,063	242.1%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC (b)	Chemicals	L+7.25% (8.00%)	6/11/2029	$1,943	$1,924	$1,948	0.5%
Asurion, LLC (b)	Business Services	L+5.25% (5.71%)	1/31/2028	7,632	7,603	7,472	1.9%
Barracuda Networks, Inc. (b)	Software/Services	L+6.75% (7.50%)	10/30/2028	4,698	4,724	4,669	1.2%
CDS U.S. Intermediate Holdings, Inc.	Media/Entertainment	L+8.00% (9.00%) 7.00% PIK	11/24/2027	5,178	5,160	5,132	1.3%
Edelman Financial Services, LLC (b) (e)	Financials	L+6.75% (7.21%)	7/20/2026	7,972	7,959	7,844	2.0%
IDERA, Inc. (b) (e)	Technology	L+6.75% (7.50%)	3/2/2029	1,545	1,527	1,518	0.4%
Tecta America Corp. (b)	Industrials	L+8.50% (9.25%)	4/9/2029	4,998	4,973	4,998	1.3%
TIBCO Software, Inc. (b)	Technology	L+7.25% (7.71%)	3/3/2028	13,020	13,165	12,974	3.4%
Subtotal Senior Secured Second Lien Debt					$47,035	$46,555	12.0%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

March 31, 2022 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Diversified Investment Vehicles	L+6.90% (7.16%)	4/22/2034	$1,410	$1,287	$1,220	0.3%
Avery Point CLO, Ltd. 15-6A E1 (f)	Diversified Investment Vehicles	L+5.50% (5.82%)	8/5/2027	3,500	3,138	3,366	0.9%
Battalion CLO, Ltd. 21-17A F	Diversified Investment Vehicles	L+7.50% (7.75%)	3/9/2034	1,224	1,133	1,082	0.3%
Carlyle GMS CLO, 16-3A FRR (f)	Diversified Investment Vehicles	L+8.60% (8.85%)	7/20/2034	2,100	1,986	1,908	0.5%
Eaton Vance CDO, Ltd. 15-1A FR (f)	Diversified Investment Vehicles	L+7.97% (8.22%)	1/20/2030	2,000	1,742	1,765	0.5%
Elevation CLO, Ltd. 13-1A D2	Diversified Investment Vehicles	L+7.65% (8.16%)	8/15/2032	2,000	1,961	1,958	0.5%
Great Lakes CLO, Ltd. 21-6A E	Diversified Investment Vehicles	L+8.03% (8.25%)	1/15/2034	5,150	4,949	4,848	1.2%
Greywolf CLO, Ltd. 20-3RA ER (f)	Diversified Investment Vehicles	L+8.74% (9.00%)	4/15/2033	1,000	875	917	0.2%
Hayfin Kingsland XI, Ltd. 19-2A ER	Diversified Investment Vehicles	L+7.72% (7.97%)	10/20/2034	2,500	2,427	2,376	0.6%
Highbridge Loan Management, Ltd. 11A-17 E (f)	Diversified Investment Vehicles	L+6.10% (6.42%)	5/6/2030	3,000	2,697	2,796	0.7%
KKR Financial CLO, Ltd. 15 FR	Diversified Investment Vehicles	L+8.50% (8.74%)	1/18/2032	2,000	1,894	1,809	0.5%
LCM, Ltd. Partnership 16A ER2 (f)	Diversified Investment Vehicles	L+6.38% (6.62%)	10/15/2031	2,500	2,284	2,347	0.6%
Marble Point CLO, Ltd. 20-1A E (f)	Diversified Investment Vehicles	L+6.82% (7.07%)	4/20/2033	4,500	4,402	4,330	1.1%
Medalist Partners Corporate Finance CLO, Ltd. 21-1A D (f)	Diversified Investment Vehicles	L+7.48% (7.69%)	10/20/2034	3,000	2,855	2,787	0.7%
Northwoods Capital, Ltd. 17-15A ER	Diversified Investment Vehicles	L+7.64% (8.57%)	6/20/2034	3,000	2,921	2,866	0.7%
OCP CLO, Ltd. 14-5A DR (f)	Diversified Investment Vehicles	L+5.70% (5.97%)	4/26/2031	2,200	2,080	2,176	0.6%
OZLM, Ltd. 16-15A DR (f)	Diversified Investment Vehicles	L+6.75% (7.00%)	4/20/2033	2,000	1,905	1,852	0.5%
Palmer Square CLO, Ltd. 21-4A F	Diversified Investment Vehicles	L+7.66% (7.80%)	10/15/2034	1,500	1,427	1,350	0.3%
Regatta II Funding, LP 13-2A DR2 (f)	Diversified Investment Vehicles	L+6.95% (7.19%)	1/15/2029	2,000	1,925	1,948	0.5%
Saranac CLO, Ltd. 20-8A E	Diversified Investment Vehicles	L+8.12% (8.60%)	2/20/2033	1,455	1,441	1,414	0.4%
Sculptor CLO, Ltd. 27A E	Diversified Investment Vehicles	L+7.05% (7.30%)	7/20/2034	1,500	1,458	1,453	0.4%
Sound Point CLO, Ltd. 17-1A E (f)	Diversified Investment Vehicles	L+5.96% (6.22%)	1/23/2029	4,000	3,601	3,715	1.0%
Sound Point CLO, Ltd. 17-2A E (f)	Diversified Investment Vehicles	L+6.10% (6.36%)	7/25/2030	2,400	2,071	2,160	0.6%
Sound Point CLO, Ltd. 18-3A D (f)	Diversified Investment Vehicles	L+5.79% (6.06%)	10/26/2031	1,000	901	865	0.2%
Symphony CLO, Ltd. 2012-9A ER2 (f)	Diversified Investment Vehicles	L+6.95% (7.19%)	7/16/2032	3,000	2,773	2,897	0.7%
Trimaran CAVU 2021-2A, Ltd. 21-2A E (f)	Diversified Investment Vehicles	L+7.20% (7.33%)	10/25/2034	3,000	2,943	2,870	0.7%
Trysail CLO, Ltd. 21-1A E	Diversified Investment Vehicles	L+7.38% (7.63%)	7/20/2032	1,500	1,446	1,414	0.4%
Venture CDO, Ltd. 16-23A ER2 (f)	Diversified Investment Vehicles	L+7.55% (7.80%)	7/19/2034	3,000	2,914	2,849	0.7%
Venture CDO, Ltd. 16-25A E (f)	Diversified Investment Vehicles	L+7.20% (7.45%)	4/20/2029	2,000	1,945	1,882	0.5%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

March 31, 2022 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Venture CDO, Ltd. 20-39A E	Diversified Investment Vehicles	L+7.63% (7.87%)	4/15/2033	$4,995	$4,961	$4,852	1.3%
Venture CLO 43, Ltd. 21-43A E (f)	Diversified Investment Vehicles	L+7.15% (7.39%)	4/15/2034	3,000	2,915	2,858	0.7%
Wind River CLO, Ltd. 14-2A FR	Diversified Investment Vehicles	L+7.87% (8.11%)	1/15/2031	3,000	2,504	2,414	0.6%
Zais CLO 13, Ltd. 19-13A D1 (f)	Diversified Investment Vehicles	L+4.52% (4.76%)	7/15/2032	3,000	2,726	2,801	0.7%
Subtotal Collateralized Securities					$78,487	$78,145	20.1%

TOTAL INVESTMENTS					$1,074,836	$1,064,763	274.2%
______________
(a)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate ("SOFR" or "S"), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, SLF has provided the spread over the relevant reference rate and the current interest rate in effect at March 31, 2022. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(b)SLF's investment or a portion thereof is pledged as collateral under the Citi Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(c)Percentages are based on SLF members' capital as of March 31, 2022.
(d)SLF has various unfunded commitments to portfolio companies.
(e)SLF's investment or a portion thereof is held through a total return swap with J.P. Morgan.
(f)SLF's investment or a portion thereof is pledged as collateral under a credit facility with CIBC. Individual investments can be divided into parts which are pledged to separate credit facilities.
SLF had $3.6 million of unfunded commitments on delayed draw term loans as of March 31, 2022.

Below is a listing of SLF’s individual investments as of December 31, 2021:

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)

Senior Secured First Lien Debt
ABC Financial Intermediate, LLC (e)	Technology	L+4.25% (5.25%)	1/2/2025	$19,109	$19,038	$19,014	4.8%
Accentcare, Inc. (b)	Healthcare	L+4.00% (4.18%)	6/22/2026	10,030	10,030	9,976	2.5%
Access Cig, LLC (b)	Business Services	L+3.75% (3.84%)	2/27/2025	4,233	4,220	4,200	1.1%
Acrisure, LLC (b) (f)	Financials	L+3.50% (3.72%)	2/16/2027	28,319	27,836	27,965	7.0%
Adtalem Global Education, Inc.	Education	5.50%	3/1/2028	2,000	2,000	1,959	0.5%
Adtalem Global Education, Inc. (f)	Education	L+4.50% (5.25%)	8/12/2028	2,000	2,000	2,003	0.5%
Advisor Group, Inc. (f)	Financials	L+4.50% (4.60%)	7/31/2026	7,903	7,902	7,925	2.0%
Alchemy US Holdco 1, LLC (b)	Industrials	L+5.50% (5.60%)	10/10/2025	15,555	15,403	15,555	3.9%
Alvogen Pharma US, Inc. (b)	Healthcare	L+5.25% (6.25%)	12/29/2023	12,497	12,388	11,935	3.0%
Amentum Government Services Holdings, LLC (f)	Industrials	L+3.50% (3.60%)	2/1/2027	1,990	1,978	1,956	0.5%
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (b)	Transportation	L+4.75% (5.50%)	4/20/2028	$6,316	$6,259	$6,534	1.6%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
American Rock Salt Company, LLC (f)	Chemicals	L+4.00% (4.75%)	6/9/2028	4,777	4,780	4,759	1.2%
AmWINS Group, Inc. (f)	Financials	L+2.25% (3.00%)	2/22/2028	4,975	4,909	4,933	1.2%
AP Gaming I, LLC (f)	Gaming/Lodging	L+3.50% (4.50%)	2/15/2024	7,467	7,327	7,410	1.9%
APLP Holdings, LP (b)	Utilities	L+3.75% (4.75%)	5/14/2027	3,245	3,215	3,265	0.8%
Apollo Commercial Real Estate Finance, Inc.	Financials	4.63%	6/15/2029	3,000	3,000	2,922	0.7%
AppLovin Corp. (b)	Media/Entertainment	L+3.00% (3.50%)	10/25/2028	8,978	8,955	8,953	2.2%
Artera Services, LLC (f)	Utilities	L+3.50% (4.50%)	3/6/2025	2,488	2,473	2,404	0.6%
Ascensus Holidngs, Inc. (b)	Business Services	L+3.50% (4.00%)	8/2/2028	5,000	4,982	4,974	1.2%
Asp Navigate Acquisition Corp. (f)	Healthcare	L+4.50% (5.50%)	10/6/2027	3,276	3,284	3,276	0.8%
Astoria Energy, LLC (f)	Utilities	L+3.50% (4.50%)	12/10/2027	1,985	1,985	1,976	0.5%
Astro AB Merger Sub, Inc. (f)	Financials	L+4.25% (5.25%)	4/30/2024	3,902	3,898	3,907	1.0%
Asurion, LLC (b)	Business Services	L+3.25% (3.35%)	12/23/2026	4,975	4,892	4,938	1.2%
Athenahealth, Inc. (e)	Healthcare	L+4.25% (4.38%)	2/11/2026	14,233	14,197	14,219	3.6%
Avaya Holdings Corp. (b)	Technology	L+4.00% (4.11%)	12/15/2027	17,770	17,770	17,743	4.5%
Aveanna Healthcare, LLC	Healthcare	L+3.75% (4.25%)	7/17/2028	5,465	5,457	5,432	1.4%
Bally's Corp. (b)	Gaming/Lodging	L+3.25% (3.75%)	10/2/2028	2,730	2,704	2,729	0.6%
BBB Industries, LLC (b)	Transportation	L+4.50% (4.60%)	8/1/2025	12,855	12,754	12,855	3.2%
BCP Raptor, LLC (b)	Energy	L+4.25% (5.25%)	6/24/2024	13,604	12,835	13,572	3.4%
BCP Renaissance, LLC (f)	Energy	L+3.50% (4.50%)	10/31/2024	5,896	5,852	5,880	1.5%
Beasley Mezzanine Holdings, LLC	Broadcasting	8.63%	2/1/2026	2,174	2,225	2,151	0.5%
Bella Holding Company, LLC (f)	Healthcare	L+3.75% (4.50%)	5/10/2028	7,481	7,411	7,469	1.9%
Blackstone CQP Holdco, LP (f)	Industrials	L+3.75% (4.25%)	6/5/2028	7,967	7,931	7,944	2.0%
BMC Software Finance, Inc. (b)	Technology	L+3.75% (3.97%)	10/2/2025	12,748	12,782	12,659	3.2%
Bomgar Corp. (f)	Technology	L+4.00% (4.10%)	4/18/2025	1,922	1,926	1,916	0.5%
CareCentrix, Inc. (b)	Healthcare	L+4.50% (4.72%)	4/3/2025	20,845	20,127	20,715	5.2%
Clover Technologies Group, LLC (e)	Industrials	L+7.50% (8.50%)	2/5/2024	1,445	1,375	1,369	0.3%
CLP Health Services, Inc. (b)	Healthcare	L+4.25% (5.00%)	12/31/2026	12,915	12,867	12,882	3.2%
Cnt Holdings I Corp (f)	Consumer	L+3.50% (4.25%)	11/8/2027	3,474	3,474	3,473	0.9%
CommerceHub, Inc. (f)	Technology	L+4.00% (4.75%)	12/29/2027	7,639	7,649	7,551	1.9%
Community Care Health Network, LLC (b)	Healthcare	L+4.75% (4.85%)	2/17/2025	9,755	9,726	9,368	2.3%
Compass Power Generation, LLC (f)	Utilities	L+3.50% (4.50%)	12/20/2024	4,777	4,765	4,753	1.2%
Connect Finco SARL (f)	Telecom	L+3.50% (4.50%)	12/11/2026	7,538	7,560	7,534	1.9%
Connectwise, LLC (f)	Software/Services	L+3.50% (4.00%)	9/29/2028	4,000	3,980	3,986	1.0%
Conservice Midco, LLC (b)	Business Services	L+4.25% (4.47%)	5/13/2027	7,700	7,713	7,679	1.9%
CONSOL Energy, Inc. (b)	Energy	L+4.50% (4.60%)	9/27/2024	3,612	3,328	3,502	0.9%
Conterra Ultra Broadband, LLC (b)	Telecom	L+4.75% (5.75%)	4/30/2026	6,710	6,710	6,710	1.7%
Corelogic, Inc. (b)	Business Services	L+3.50% (4.00%)	6/2/2028	7,980	7,965	7,964	2.0%
CVENT, Inc. (e)	Technology	L+3.75% (3.83%)	11/29/2024	2,700	2,628	2,695	0.6%
Dealer Tire, LLC (e)	Retail	L+4.25% (4.33%)	12/12/2025	3,952	3,927	3,946	1.0%
Directv Financing, LLC (b)	Media/Entertainment	L+5.00% (5.75%)	8/2/2027	4,888	4,842	4,889	1.2%
Dish DBS Corp.	Cable	5.25%	12/1/2026	700	700	711	0.2%
Dish DBS Corp.	Cable	5.75%	12/1/2028	1,000	1,000	1,009	0.3%
Division Holding Corp. (b)	Business Services	L+4.75% (5.50%)	5/26/2028	$8,739	$8,749	$8,745	2.2%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Dunn Paper, Inc. (b)	Paper & Packaging	L+5.25% (6.25%)	8/26/2022	578	562	555	0.1%
Dynasty Acquisition Co., Inc. (e)	Industrials	L+3.50% (3.63%)	4/6/2026	2,824	2,736	2,743	0.7%
Dynasty Acquisition Co., Inc. (e)	Industrials	L+3.50% (3.63%)	4/6/2026	5,253	5,089	5,102	1.3%
Echo Global Logistics, Inc. (b)	Transportation	L+3.75% (4.25%)	11/23/2028	3,330	3,322	3,313	0.8%
Edgewater Generation, LLC (b)	Utilities	L+3.75% (3.85%)	12/12/2025	2,491	2,476	2,349	0.6%
Emerald 2, Ltd. (b)	Industrials	L+3.25% (3.47%)	7/12/2028	518	515	514	0.1%
Fastlane Parent Co, Inc. (b)	Transportation	L+4.50% (4.60%)	2/4/2026	1,569	1,569	1,567	0.4%
Flex Acquisition Company, Inc. (f)	Paper & Packaging	L+3.50% (4.00%)	3/2/2028	6,957	6,920	6,939	1.7%
Florida Food Products, LLC (f)	Food & Beverage	L+5.00% (5.75%)	10/18/2028	8,000	7,881	7,860	2.0%
Frontier Communications Corp.	Telecom	5.00%	5/1/2028	1,240	1,303	1,276	0.3%
Frontier Communications Corp. (b)	Telecom	L+3.75% (4.50%)	5/1/2028	19,425	19,407	19,386	4.9%
Geon Performance Solutions, LLC (b)	Chemicals	L+4.75% (5.50%)	8/18/2028	4,705	4,671	4,739	1.2%
Gogo Intermediate Holdings, LLC (f)	Telecom	L+3.75% (4.50%)	4/28/2028	8,381	8,381	8,373	2.1%
Golden Nugget, LLC (b) (f)	Gaming/Lodging	L+2.50% (3.25%)	10/4/2023	3,960	3,932	3,933	1.0%
Gordian Medical, Inc. (b)	Healthcare	L+6.25% (7.00%)	1/31/2027	11,060	10,987	10,968	2.8%
Greenway Health, LLC (f)	Healthcare	L+3.75% (4.75%)	2/16/2024	4,733	4,462	4,496	1.1%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	L+2.50% (3.00%)	3/29/2027	4,975	4,969	4,958	1.2%
HAH Group Holding Company, LLC (b)	Healthcare	L+5.00% (6.00%)	10/29/2027	737	737	737	0.2%
HAH Group Holding Company, LLC (b)	Healthcare	L+5.00% (6.00%)	10/29/2027	5,827	5,748	5,827	1.5%
Hamilton Projects Acquiror, LLC (f)	Utilities	L+4.50% (5.25%)	6/17/2027	5,718	5,694	5,710	1.4%
Heartland Dental, LLC (e)	Healthcare	L+3.50% (3.58%)	4/30/2025	4,154	4,076	4,109	1.0%
Hertz Corp. (b) (f)	Transportation	L+3.25% (3.75%)	6/30/2028	4,186	4,170	4,185	1.0%
Hertz Corp. (b) (f)	Transportation	L+3.25% (3.75%)	6/30/2028	793	790	793	0.2%
HireRight, Inc. (f)	Business Services	L+3.75% (3.85%)	7/11/2025	7,237	7,197	7,203	1.8%
Hudson River Trading, LLC (b)	Financials	L+3.00% (3.10%)	3/20/2028	4,975	4,910	4,933	1.2%
ICP Industrial, Inc. (f)	Chemicals	L+3.75% (4.50%)	12/29/2027	4,975	4,971	4,900	1.2%
IDERA, Inc. (f)	Technology	L+3.75% (4.50%)	3/2/2028	6,983	6,994	6,972	1.7%
Ineos Us Finance, LLC (f)	Chemicals	L+2.50% (3.00%)	11/6/2028	4,000	3,995	3,977	1.0%
Iri Holdings, Inc. (b)	Business Services	L+4.25% (4.35%)	12/1/2025	7,819	7,800	7,809	2.0%
Jack Ohio Finance, LLC (f)	Gaming/Lodging	L+4.75% (5.50%)	10/4/2028	4,000	3,980	3,980	1.0%
Jane Street Group, LLC (f)	Financials	L+2.75% (2.85%)	1/26/2028	4,938	4,932	4,895	1.2%
Jump Financial, LLC (b)	Financials	L+3.50% (4.00%)	8/7/2028	2,494	2,482	2,475	0.6%
Kissner Milling Co., Ltd.	Industrials	4.88%	5/1/2028	5,000	5,035	4,814	1.2%
LABL, Inc. (b)	Paper & Packaging	L+5.00% (5.50%)	10/30/2028	5,000	4,925	4,988	1.3%
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	L+4.75% (5.50%)	3/20/2028	10,216	10,166	10,216	2.6%
Luxembourg Investment Co., 428 SARL (b)	Chemicals	S+5.00% (5.50%)	1/3/2029	3,864	3,825	3,827	1.0%
Medallion Midland Acquisition, LP (f)	Energy	L+3.75% (4.50%)	10/18/2028	3,614	3,579	3,594	0.9%
Meridian Adhesives Group, Inc. (b)	Chemicals	L+4.00% (4.75%)	7/24/2028	5,000	4,953	5,000	1.3%
MH Sub I, LLC (f)	Business Services	L+3.75% (4.75%)	9/13/2024	8,641	8,636	8,650	2.2%
Michael Baker International, LLC (b)	Industrials	L+5.00% (5.75%)	12/1/2028	3,334	3,301	3,301	0.8%
MicroStrategy, Inc.	Software/Services	6.13%	6/15/2028	$1,500	$1,500	$1,508	0.4%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Monitronics International, Inc. (b)	Business Services	L+6.50% (7.75%)	3/29/2024	5,508	5,301	5,164	1.3%
MPH Acquisition Holdings, LLC (b)	Healthcare	L+4.25% (4.75%)	9/1/2028	4,988	4,895	4,860	1.2%
MSG National Properties, LLC (b)	Media/Entertainment	L+6.25% (7.00%)	11/12/2025	12,188	12,431	12,188	3.1%
MYOB US Borrower, LLC (f)	Business Services	L+4.00% (4.10%)	5/6/2026	5,468	5,453	5,422	1.4%
National Mentor Holdings, Inc. (b) (f)	Healthcare	L+3.75% (4.50%)	3/2/2028	7,370	7,336	7,282	1.8%
National Mentor Holdings, Inc. (f)	Healthcare	L+3.75% (4.50%)	3/2/2028	233	232	230	0.1%
Navitas Midstream Midland Basin, LLC (b)	Energy	L+4.00% (4.75%)	12/13/2024	10,676	10,676	10,639	2.7%
Nexus Buyer, LLC (f)	Business Services	L+3.75% (3.85%)	11/9/2026	1,489	1,485	1,480	0.4%
Nouryon USA, LLC (e)	Chemicals	L+3.00% (3.10%)	10/1/2025	2,342	2,310	2,332	0.6%
Paysafe Finance, PLC	Software/Services	4.00%	6/15/2029	400	400	373	0.1%
Perstorp Holding Ab (b)	Chemicals	L+4.75% (4.91%)	2/27/2026	8,777	8,325	8,777	2.2%
PG&E Corp. (f)	Utilities	L+3.00% (3.50%)	6/23/2025	10,698	10,735	10,569	2.7%
Proofpoint, Inc. (b)	Software/Services	L+3.25% (3.75%)	8/31/2028	2,500	2,494	2,488	0.6%
Protective Industrial Products, Inc. (b)	Industrials	L+4.00% (4.75%)	12/29/2027	9,127	9,091	9,087	2.3%
Pug, LLC (f)	Technology	L+3.50% (3.60%)	2/12/2027	4,962	4,843	4,843	1.2%
Pug, LLC (f)	Technology	L+4.25% (4.75%)	2/13/2027	1,995	1,986	1,983	0.5%
Quikrete Holdings, Inc. (f)	Industrials	L+3.00% (3.19%)	6/11/2028	8,000	7,959	7,978	2.0%
Regionalcare Hospital Partners Holdings, Inc.	Healthcare	4.38%	2/15/2027	2,000	2,000	2,025	0.5%
Regionalcare Hospital Partners Holdings, Inc. (b)	Healthcare	L+3.75% (3.85%)	11/14/2025	5,195	5,214	5,186	1.3%
RXB Holdings, Inc. (f)	Healthcare	L+4.50% (5.25%)	12/20/2027	10,205	10,244	10,205	2.6%
S&S Holdings, LLC (f)	Consumer	L+5.00% (5.50%)	3/10/2028	6,948	6,759	6,948	1.7%
Safe Fleet Holdings, LLC (f)	Industrials	L+3.00% (4.00%)	2/3/2025	2,374	2,359	2,357	0.6%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+4.50% (4.60%)	6/28/2026	938	891	892	0.2%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+4.50% (4.60%)	6/28/2026	17,360	16,549	16,492	4.1%
Schenectady International Group, Inc. (b)	Chemicals	L+4.75% (4.87%)	10/15/2025	19,911	19,791	19,911	5.0%
SCIH Salt Holdings, Inc. (b) (f)	Industrials	L+4.00% (4.75%)	3/16/2027	18,735	18,671	18,532	4.6%
SFR Group, SA (b) (e)	Telecom	L+4.00% (4.13%)	8/14/2026	12,705	12,640	12,629	3.2%
Sierra Acquisition, Inc. (b)	Food & Beverage	L+4.00% (5.00%)	11/11/2024	4,902	4,712	4,890	1.2%
Sophia, LP (f)	Software/Services	L+3.50% (4.00%)	10/7/2027	3,004	3,007	3,001	0.8%
Spirit Aerosystems, Inc. (b)	Industrials	L+3.75% (4.25%)	1/15/2025	2,555	2,584	2,556	0.6%
SSH Group Holdings, Inc. (e)	Education	L+4.25% (4.40%)	7/30/2025	10,518	10,064	10,134	2.5%
Staples, Inc. (b)	Business Services	L+5.00% (5.13%)	4/16/2026	4,949	4,896	4,774	1.2%
Station Casinos, LLC (f)	Gaming/Lodging	L+2.25% (2.50%)	2/8/2027	2,278	2,267	2,257	0.6%
Team Health Holdings, Inc. (e)	Healthcare	L+2.75% (3.75%)	2/6/2024	2,969	2,808	2,830	0.7%
Tecta America Corp. (f)	Industrials	L+4.25% (5.00%)	4/6/2028	9,045	9,018	9,033	2.3%
Tenneco, Inc.	Transportation	5.13%	4/15/2029	3,846	3,846	3,773	0.9%
Tenneco, Inc. (e)	Transportation	L+3.00% (3.08%)	10/1/2025	2,969	2,911	2,921	0.7%
The Dun & Bradstreet Corp. (f)	Business Services	L+3.25% (3.35%)	2/6/2026	4,863	4,884	4,841	1.2%
TransDigm, Inc. (f)	Industrials	L+2.25% (2.35%)	12/9/2025	2,970	2,953	2,926	0.7%
Traverse Midstream Partners, LLC (b)	Energy	S+4.25% (5.25%)	9/27/2024	14,962	14,936	14,878	3.7%
Triton Water Holdings, Inc. (f)	Food & Beverage	L+3.50% (4.00%)	3/31/2028	7,463	7,445	7,374	1.8%
Truck Hero, Inc. (f)	Transportation	L+3.25% (4.00%)	1/31/2028	1,489	1,485	1,479	0.4%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
TSL Engineered Products, LLC (b)	Industrials	L+4.75% (5.50%)	1/7/2028	$7,858	$7,785	$7,858	2.0%
United Airlines, Inc. (f)	Transportation	L+3.75% (4.50%)	4/21/2028	3,794	3,782	3,800	1.0%
University Support Services, LLC (f)	Education	L+3.25% (3.75%)	6/29/2028	5,000	4,983	4,975	1.2%
Urban One, Inc.	Media/Entertainment	7.38%	2/1/2028	6,000	6,194	6,200	1.6%
Venga Finance Sarl (b)	Telecom	L+4.75% (5.25%)	12/4/2028	4,000	3,880	3,913	1.0%
Veritext Corp. (f)	Business Services	L+3.25% (3.35%)	8/1/2025	3,505	3,463	3,472	0.9%
Virgin Media Bristol, LLC (f)	Telecom	L+3.25% (3.36%)	1/31/2029	2,500	2,497	2,497	0.6%
Vyaire Medical, Inc. (f)	Healthcare	L+4.75% (5.75%)	4/16/2025	7,831	6,573	6,695	1.7%
WaterBridge Midstream Operating, LLC (b)	Energy	L+5.75% (6.75%)	6/22/2026	10,748	9,572	10,462	2.6%
Watlow Electric Manufacturing Co. (b)	Industrials	L+3.75% (4.25%)	3/2/2028	9,473	9,431	9,447	2.4%
Western Dental Services, Inc. (f)	Healthcare	L+4.50% (5.25%)	8/18/2028	9,075	9,067	9,070	2.3%
Western Dental Services, Inc. (f)	Healthcare	L+4.50% (5.25%)	8/18/2028	389	389	388	0.1%
Wilsonart, LLC (b)	Consumer	L+3.50% (4.50%)	12/31/2026	7,450	7,444	7,444	1.9%
Wrench Group, LLC (f)	Consumer	L+4.00% (4.22%)	4/30/2026	3,151	3,098	3,151	0.8%
YI, LLC (e)	Healthcare	L+4.00% (5.00%)	11/7/2024	8,974	8,891	8,974	2.3%
Subtotal Senior Secured First Lien Debt					$945,196	$947,148	237.6%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC (b)	Chemicals	L+7.25% (8.00%)	6/11/2029	$4,943	$4,894	$4,955	1.2%
Asp Ls Acquisition Corp. (b)	Transportation	L+7.50% (8.25%)	4/30/2029	2,065	2,075	2,074	0.5%
Asurion, LLC (b)	Business Services	L+5.25% (5.35%)	1/31/2028	15,632	15,564	15,671	3.9%
Barracuda Networks, Inc. (b)	Software/Services	L+6.75% (7.50%)	10/30/2028	4,698	4,724	4,749	1.2%
CDS U.S. Intermediate Holdings, Inc. (b)	Media/Entertainment	L+8.00% (9.00%) 7.00% PIK	11/24/2027	5,088	5,070	5,058	1.3%
Edelman Financial Services, LLC (b) (e)	Financials	L+6.75% (6.84%)	7/20/2026	9,972	9,929	9,989	2.5%
IDERA, Inc. (b) (e)	Technology	L+6.75% (7.50%)	3/2/2029	1,545	1,537	1,545	0.4%
Tecta America Corp. (b)	Industrials	L+8.50% (9.25%)	4/6/2029	4,998	4,973	4,998	1.3%
TIBCO Software, Inc. (b)	Technology	L+7.25% (7.36%)	3/3/2028	13,020	13,166	13,047	3.3%
Subtotal Senior Secured Second Lien Debt					$61,932	$62,086	15.6%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21‐1A F	Diversified Investment Vehicles	L+6.90% (7.03%)	4/22/2034	$1,410	$1,285	$1,270	0.3%
Avery Point CLO, Ltd. 15-6A E1 (f)	Diversified Investment Vehicles	L+5.50% (5.64%)	8/6/2027	3,500	3,124	3,380	0.9%
Battalion CLO, Ltd. 21-17A F	Diversified Investment Vehicles	L+7.50% (7.63%)	3/9/2034	1,224	1,132	1,123	0.3%
Carlyle GMS CLO, 16-3A FRR (f)	Diversified Investment Vehicles	L+8.60% (8.73%)	7/20/2034	2,100	1,984	1,983	0.5%
Eaton Vance CDO, Ltd. 15-1A FR (f)	Diversified Investment Vehicles	L+7.97% (8.10%)	1/20/2030	2,000	1,736	1,829	0.5%
Elevation CLO, Ltd. 13-1A D2	Diversified Investment Vehicles	L+7.65% (7.80%)	8/15/2032	2,000	1,961	1,973	0.5%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Great Lakes CLO, Ltd. 21-6A E	Diversified Investment Vehicles	L+8.03% (8.25%)	1/15/2034	$5,150	$4,945	$4,906	1.2%
Greywolf CLO, Ltd. 20-3RA ER (f)	Diversified Investment Vehicles	L+8.74% (8.87%)	4/15/2033	1,000	873	949	0.2%
Hayfin Kingsland XI, Ltd. 19‐2A ER	Diversified Investment Vehicles	L+7.72% (7.85%)	10/20/2034	2,500	2,426	2,412	0.6%
Highbridge Loan Management, Ltd. 11A-17 E (f)	Diversified Investment Vehicles	L+6.10% (6.24%)	5/6/2030	3,000	2,689	2,825	0.7%
Jamestown CLO, Ltd. 17-10A D (f)	Diversified Investment Vehicles	L+6.70% (6.82%)	7/17/2029	1,200	1,120	1,153	0.3%
KKR Financial CLO, Ltd. 15 FR	Diversified Investment Vehicles	L+8.50% (8.62%)	1/18/2032	2,000	1,892	1,880	0.5%
LCM, Ltd. Partnership 16A ER2 (f)	Diversified Investment Vehicles	L+6.38% (6.50%)	10/15/2031	2,500	2,280	2,373	0.6%
Marble Point CLO, Ltd. 20-1A E (f)	Diversified Investment Vehicles	L+6.82% (6.95%)	4/20/2033	4,500	4,400	4,392	1.1%
Medalist Partners Corporate Finance CLO, Ltd. 21-1A D (f)	Diversified Investment Vehicles	L+7.48% (7.69%)	10/20/2034	3,000	2,852	2,833	0.7%
Northwoods Capital, Ltd. 17-15A ER	Diversified Investment Vehicles	L+7.64% (7.85%)	6/20/2034	3,000	2,920	2,909	0.7%
OCP CLO, Ltd. 14-5A DR (f)	Diversified Investment Vehicles	L+5.70% (5.82%)	4/26/2031	2,200	2,077	2,118	0.5%
OZLM, Ltd. 16-15A DR (f)	Diversified Investment Vehicles	L+6.75% (6.88%)	4/20/2033	2,000	1,903	1,922	0.5%
Palmer Square CLO, Ltd. 21‐4A F	Diversified Investment Vehicles	L+7.66% (7.80%)	10/15/2034	1,500	1,426	1,413	0.4%
Regatta II Funding, LP 13-2A DR2 (f)	Diversified Investment Vehicles	L+6.95% (7.07%)	1/15/2029	2,000	1,923	1,968	0.5%
Saranac CLO, Ltd. 20-8A E	Diversified Investment Vehicles	L+8.12% (8.28%)	2/20/2033	1,455	1,441	1,433	0.4%
Sound Point CLO, Ltd. 17-1A E (f)	Diversified Investment Vehicles	L+5.96% (6.08%)	1/23/2029	4,000	3,589	3,736	0.9%
Sound Point CLO, Ltd. 17-2A E (f)	Diversified Investment Vehicles	L+6.10% (6.22%)	7/25/2030	2,400	2,065	2,173	0.6%
Sound Point CLO, Ltd. 18-3A D (f)	Diversified Investment Vehicles	L+5.79% (5.91%)	10/26/2031	1,000	899	895	0.2%
Symphony CLO, Ltd. 2012-9A ER2 (f)	Diversified Investment Vehicles	L+6.95% (7.07%)	7/16/2032	3,000	2,769	2,937	0.7%
Trimaran CAVU 2021-2A, Ltd. 21-2A E (f)	Diversified Investment Vehicles	L+7.20% (7.33%)	10/25/2034	3,000	2,941	2,915	0.7%
Trysail CLO, Ltd. 21‐1A E	Diversified Investment Vehicles	L+7.38% (7.52%)	7/20/2032	1,500	1,444	1,445	0.4%
Venture CDO, Ltd. 16-23A ER2 (f)	Diversified Investment Vehicles	L+7.55% (7.67%)	7/19/2034	3,000	2,912	2,892	0.7%
Venture CDO, Ltd. 16-25A E (f)	Diversified Investment Vehicles	L+7.20% (7.33%)	4/20/2029	2,000	1,943	1,936	0.5%
Venture CDO, Ltd. 20-39A E	Diversified Investment Vehicles	L+7.63% (7.75%)	4/15/2033	4,995	4,961	4,922	1.2%
Venture CLO 43, Ltd. 21-43A E (f)	Diversified Investment Vehicles	L+7.15% (7.27%)	4/15/2034	3,000	2,913	2,901	0.7%
Wind River CLO, Ltd. 14-2A FR	Diversified Investment Vehicles	L+7.87% (7.99%)	1/15/2031	3,000	2,495	2,489	0.6%
Zais CLO 13, Ltd. 19-13A D1 (f)	Diversified Investment Vehicles	L+4.52% (4.64%)	7/15/2032	3,000	2,722	2,818	0.7%
Subtotal Collateralized Securities					$78,042	$79,103	19.8%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)

TOTAL INVESTMENTS					$1,085,170	$1,088,337	273.0%
______________
(a)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate ("SOFR" or "S"), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, SLF has provided the spread over the relevant reference rate and the current interest rate in effect at December 31, 2021. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(b)SLF's investment or a portion thereof is pledged as collateral under the Citi Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(c)Percentages are based on SLF members' capital as of December 31, 2021.
(d)SLF has various unfunded commitments to portfolio companies.
(e)SLF's investment or a portion thereof is held through a total return swap with J.P. Morgan.
(f)SLF's investment or a portion thereof is pledged as collateral under a credit facility with CIBC. Individual investments can be divided into parts which are pledged to separate credit facilities.
SLF had $2.2 million of unfunded commitments on delayed draw term loans as of December 31, 2021.
Below is certain summarized financial information for SLF as of March 31, 2022 and December 31, 2021 and for the periods ended March 31, 2022 and March 31, 2021:

Selected Statement of Assets and Liabilities Information	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $1,074,836 and $1,085,170, respectively)	$1,064,763	$1,088,337
Cash and other assets	88,279	107,623
Total assets	$1,153,042	$1,195,960

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $2,243 and $2,488, respectively)	$629,807	$631,562
Secured borrowings	67,530	94,737
Other liabilities	67,439	71,008
Total liabilities	$764,776	$797,307

MEMBERS' CAPITAL
Total members' capital	$388,266	$398,653

Total liabilities and members' capital	$1,153,042	$1,195,960

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

Selected Statements of Operations Information	For the three months ended March 31,	For the period January 20, 2021 through March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Investment income:
Total investment income	$14,429	$8,452

Operating expenses:
Interest and credit facility financing expenses	3,368	1,594
Other expenses	634	283
Total expenses	4,002	1,877

Net investment income	10,427	6,575

Realized and unrealized gain:
Net realized and unrealized gain (loss)	(13,249)	3,478

Net increase (decrease) in net assets resulting from operations	$(2,822)	$10,053

Unconsolidated Significant Subsidiaries

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine which of its unconsolidated controlled affiliated investments are considered significant subsidiaries, if any. As of March 31, 2022 and for the three months ended March 31, 2022, the Company's investment in Siena Capital Finance, LLC exceeded the threshold of at least one of the tests under Rule 4-08(g). As of December 31, 2021, the Company's investments in Siena Capital Finance, LLC and FBLC Senior Loan Fund, LLC exceeded the threshold of at least one of the tests under Rule 4-08(g). As of December 31, 2021, neither Siena Capital Finance, LLC nor FBLC Senior Loan Fund, LLC exceeded the threshold of any tests under Rule 3-09, however as of and for the three months ended March 31, 2022, Siena Capital Finance, LLC exceeded the threshold of at least one of the tests under Rule 3-09. The summarized financial information for FBLC Senior Loan Fund, LLC is provided above in Note 3. Included below is the summarized financial information for Siena Capital Finance, LLC.

Selected Balance Sheet Information	As of March 31,	As of December 31,
	2022	2021
	(Unaudited)
Total Assets	$519,330	$470,781
Total Liabilities	462,069	414,464

Selected Income Statement Information	For the three months ended March 31,
2022
(Unaudited)
Revenues	$11,900
Net income	2,945

Note 4 — Related Party Transactions and Arrangements
Investment Advisory Agreement
    Pursuant to the Investment Advisory Agreement and for the investment advisory and management services provided

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

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
    As of March 31, 2022 and December 31, 2021, $10.6 million and $10.5 million was payable to the Adviser for base management fees, respectively.
For the three months ended March 31, 2022, the Company incurred $10.5 million, in base management fees under the Investment Advisory Agreement. For the three months ended March 31, 2021, the Company incurred $9.6 million in base management fees under the Investment Advisory Agreement.
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
    As of March 31, 2022 and December 31, 2021, $7.4 million and $7.2 million was payable to the Adviser for the incentive fee on income, respectively.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

    For the three months ended March 31, 2022 and 2021, the Company incurred $7.3 million and $6.7 million, respectively, in incentive fees on income under the Investment Advisory Agreement.
    The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” is an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to the Company’s liquidation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). This fee equals 20% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three months ended March 31, 2022 and 2021, the Company did not incur incentive fees on capital gains during operations under the Investment Advisory Agreement.
Administration Agreement
    In connection with the Administration Agreement, BSP provides the Company with office facilities and administrative services. As of March 31, 2022 and December 31, 2021, $0.4 million and $1.6 million was payable to BSP under the Administration Agreement, respectively.
    For the three months ended March 31, 2022 and 2021, the Company incurred $0.3 million and $0.5 million, respectively, in administrative service fees under the Administration Agreement.
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
Due To/From Affiliated Funds
Included within Prepaid and Other Assets on the Consolidated Statements of Assets and Liabilities as of March 31, 2022 and December 31, 2021 are $0.0 and $2.6 million, respectively of receivables from Affiliated Funds related to investment transactions.

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
For the period ended March 31, 2022
(Unaudited)

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
For the period ended March 31, 2022
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

Effective February 18, 2022, the Company terminated the Mass Mutual Credit Facility. As a result of this termination, the Company incurred a realized loss on extinguishment of debt of $1.8 million.
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
For the period ended March 31, 2022
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
For the period ended March 31, 2022
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
For the period ended March 31, 2022
(Unaudited)

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

    The weighted average annualized interest cost for all borrowings for the three months ended March 31, 2022 and 2021 was 3.41% and 3.50%, respectively. The average daily debt outstanding for the three months ended March 31, 2022 and 2021 was $1.3 billion, and 1.0 billion, respectively. The maximum debt outstanding for the three months ended March 31, 2022 and 2021 was $1.3 billion and 1.6 billion, respectively.
    The following table represents borrowings as of March 31, 2022:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	8/28/2025	$300,000	$265,000	$(5,199)	$259,801
JPM Credit Facility	8/28/2023	400,000	342,100	(630)	341,470
2026 Notes	3/30/2026	300,000	296,881	(573)	296,308
2024 Notes	12/15/2024	100,000	99,354	(101)	99,253
2023 Notes	5/30/2023	60,000	59,924	(219)	59,705
2022 Notes	12/30/2022	150,000	149,877	(341)	149,536
Totals		$1,310,000	$1,213,136	$(7,063)	$1,206,073

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

    The following table represents borrowings as of December 31, 2021:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	8/28/2025	$300,000	$285,000	$(5,575)	$279,425
JPM Credit Facility	8/28/2023	400,000	391,100	(734)	390,366
MassMutual Credit Facility	12/31/2025	100,000	—	(1,807)	(1,807)
2026 Notes	3/30/2026	300,000	296,688	(607)	296,081
2024 Notes	12/15/2024	100,000	99,295	(110)	99,185
2023 Notes	5/30/2023	60,000	59,908	(266)	59,642
2022 Notes	12/30/2022	150,000	149,836	(454)	149,382
Totals		$1,410,000	$1,281,827	$(9,553)	$1,272,274

    The following table represents interest and debt fees for the three months ended March 31, 2022:

	Three months ended March 31, 2022
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (6)	Other Fees (7)
Wells Fargo Credit Facility	(1)	(2)	$1,947	$376	$49
JPM Credit Facility	(3)	(4)	2,927	104	68
MassMutual Credit Facility	(5)	0.50%	—	38	26
2026 Notes	3.25%	n/a	2,630	35	—
2024 Notes	4.85%	n/a	1,271	9	—
2023 Notes	5.38%	n/a	822	47	—
2022 Notes	4.75%	n/a	1,822	113	—
Totals			$11,419	$722	$143
______________
(1) From April 6, 2021 through March 31, 2022, the Wells Fargo Credit Facility had an interest rate priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 2.50% per annum.
(2) The non-usage fee per annum is 0.50% for the first 25% of the unused balance and up to 2.0% for the remaining unused balance.
(3) Interest rate is priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.75% per annum.
(4) The non-usage fee per annum is 0.75% for the first 20% of the unused balance and up to 2.75% for the remaining unused balance.
(5) Interest rate is priced at three-month LIBOR, with a LIBOR floor of 0.75%, plus a spread of 5.0% per annum.
(6) Amortization of deferred financing costs.
(7) Includes non-usage fees and custody fees.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
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
(8) Amounts presented represent activity prior to the Citi Credit Agreement on January 20, 2021.
    The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates, and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature. The fair value of the Company's 2022 Notes, 2023 Notes, 2024 Notes, and 2026 Notes are derived from market indications provided by Bloomberg Finance L.P. at March 31, 2022 and December 31, 2021.
    At March 31, 2022, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2022 and December 31, 2021, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

    The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount at March 31, 2022	Fair Value at March 31, 2022
Wells Fargo Credit Facility	3	$265,000	$265,000
JPM Credit Facility	3	342,100	342,100
2026 Notes	3	296,881	279,744
2024 Notes	3	99,354	100,466
2023 Notes	3	59,924	60,438
2022 Notes	3	149,877	150,299
		$1,213,136	$1,198,047

	Level	Carrying Amount at December 31, 2021	Fair Value at December 31, 2021
Wells Fargo Credit Facility	3	$285,000	$285,000
JPM Credit Facility	3	391,100	391,100
MassMutual Credit Facility	3	—	—
2026 Notes	3	296,688	300,243
2024 Notes	3	99,295	105,163
2023 Notes	3	59,908	62,113
2022 Notes	3	149,836	153,732
		$1,281,827	$1,297,351

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
    At March 31, 2022 and December 31, 2021, the forward foreign currency contracts were classified within Level 2 of the fair value hierarchy. The foreign currency forward contracts held as of March 31, 2022, and December 31, 2021 were subject to ISDA Master Agreements or similar agreements.
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

Note 7 — Commitments and Contingencies
Commitments
    In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2022, the Company had unfunded commitments on delayed draw term loans of $131.9 million, unfunded commitments on revolver term loans of $98.6 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $0.7 million. As of December 31, 2021, the Company had unfunded commitments on delayed draw term loans of $163.6 million, unfunded commitments on revolver term loans of $102.9 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $0.8 million. The Company maintains sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

    As of March 31, 2022, the Company's unfunded commitments consisted of the following:
March 31, 2022

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	$3,603	$880
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,264	1,264
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver term loan	1,008	1,008
Arctic Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,295	1,295
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	5,074	3,044
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	4,517	4,517
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver term loan	5,420	4,968
Aventine Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	10,103	2,133
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	11,417	11,417
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,425	3,425
Capstone Logistics	Senior Secured First Lien Debt	Delayed draw term loan	2,942	1,818
Capstone Logistics	Senior Secured First Lien Debt	Revolver term loan	1,804	1,804
Chudy Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	3,442	3,442
Chudy Group, LLC	Senior Secured First Lien Debt	Revolver term loan	860	860
Cobblestone Intermediate Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	3,667	3,667
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver term loan	2,363	2,158
CRS-SPV, Inc.	Senior Secured First Lien Debt	Revolver term loan	224	162
Dynagrid Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	2,262	1,810
Encina Equipment Finance, LLC	Subordinated Debt	Delayed draw term loan	24,000	24,000
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver term loan	2,144	1,308
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed draw term loan	3,977	3,618
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver term loan	1,894	1,894
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,053	1,053
Health Plan One, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,458	1,458
Higginbotham Insurance Agency, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	6,859	6,023
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,775	238
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver term loan	3,089	3,089
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,810	2,810
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,390	1,112
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	Revolver term loan	600	600
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	5,061	5,061
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,531	1,620
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver term loan	2,706	1,624
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term loan	12,887	664
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	6,631	6,631
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver term loan	1,326	1,326
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	2,019	1,454
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	1,131	1,131
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,324	1,324
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	7,827	4,892
Muth Mirror Systems, LLC	Senior Secured First Lien Debt	Revolver term loan	1,299	1,299
Norvax, LLC	Senior Secured First Lien Debt	Revolver term loan	1,152	259
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	2,676	2,676
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,747	3,747
ORG GC Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	584	584
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,840	1,227
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver term loan	1,602	1,602
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed draw term loan	8,058	8,058
Premier Global Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,042	73
Prototek, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,257	2,257

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Prototek, LLC	Senior Secured First Lien Debt	Revolver term loan	$1,693	$226
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	1,550
Reddy Ice Corp.	Senior Secured First Lien Debt	Revolver term loan	1,762	1,762
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver term loan	464	464
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,354	1,354
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	5,762	4,888
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	7,463	7,463
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	8,886	7,775
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,746	3,746
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed draw term loan	3,209	3,209
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver term loan	1,284	1,284
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,782	3,782
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Delayed draw term loan	5,639	5,639
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,256	2,256
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	601	505
Tap Rock Resources, LLC (1)	Equity/Other	Equity	29,470	11,114
Therapy Brands Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	889	889
Therapy Brands Holdings, LLC	Senior Secured Second Lien Debt	Delayed draw term loan	1,379	1,379
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed draw term loan	6,974	4,483
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver term loan	1,993	1,993
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,300	3,300
University of St. Augustine Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,615	2,615
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,821	4,393
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	1,167	1,167
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver term loan	2,169	2,169
Vensure Employer Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	1,773	1,773
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,023	2,016
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	378	378
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	13,710	6,579
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,224	4,224
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver term loan	4,448	3,558
Total			$317,257	$242,317
_____________
(1) The commitment related to this investment is discretionary.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

    As of December 31, 2021, the Company's unfunded commitments consisted of the following:
December 31, 2021

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	$3,604	$1,485
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,264	1,264
Arch Global Precision, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,380	164
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver term loan	1,008	1,008
Arctic Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	10,632	3,694
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	5,074	4,059
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	4,517	4,517
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver term loan	5,420	4,968
Aventine Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	10,063	10,063
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	11,417	11,417
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,425	3,425
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,425	3,425
Capstone Logistics	Senior Secured First Lien Debt	Delayed draw term loan	2,945	1,818
Capstone Logistics	Senior Secured First Lien Debt	Revolver term loan	1,804	1,526
Chudy Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	3,442	3,442
Chudy Group, LLC	Senior Secured First Lien Debt	Revolver term loan	860	860
Cobblestone Intermediate Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	7,015	5,899
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver term loan	2,363	2,363
CRS-SPV, Inc.	Senior Secured First Lien Debt	Revolver term loan	224	162
Dynagrid Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	2,262	1,583
Encina Equipment Finance, LLC	Subordinated Debt	Delayed draw term loan	24,000	24,000
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver term loan	2,144	1,501
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed draw term loan	3,977	3,977
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver term loan	1,894	1,894
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,053	1,053
Health Plan One, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,458	1,458
Higginbotham Insurance Agency, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	10,113	6,022
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,775	1,070
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver term loan	6,178	3,089
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,810	1,927
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,390	695
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	Revolver term loan	600	469
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,028	406
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	5,061	5,061
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,531	1,924
Lakeview Health Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	514	100
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver term loan	2,706	1,962
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term loan	12,887	807
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	6,631	6,631
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver term loan	1,326	1,326
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	2,019	1,454
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	1,131	1,131
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,324	1,324
Mintz Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,344	1,344
Mintz Group, LLC	Senior Secured First Lien Debt	Revolver term loan	630	630
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	7,827	7,827
Muth Mirror Systems, LLC	Senior Secured First Lien Debt	Revolver term loan	1,299	1,299

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

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
_____________

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

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
Note 9 — Common Stock
    On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No. 333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through March 31, 2022, the Company issued 233.3 million shares of common stock for gross proceeds of $2.4 billion, including the shares purchased by an affiliate of BSP and shares issued under the Company's DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company suspended the DRIP from March 29, 2020 through June 26, 2020. While the DRIP was suspended, participants and all other holders of the Company's common stock received distributions paid by the Company in cash. From inception of the Company's DRIP plan to March 31, 2022, the Company had repurchased 33.9 million shares of common stock through its share repurchase program for payments of $282.3 million. As of December 31, 2021, the Company had repurchased 30.8 million shares of common stock for payments of $259.2 million. Amounts include additional shares tendered for death and disability as permitted.
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

The following table reflects the common stock activity for the three months ended March 31, 2022:

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	908,625	6,806
Share Repurchases	(3,091,177)	(23,065)
	(2,182,552)	$(16,259)

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

The following table reflects the common stock activity for the year ended December 31, 2021:

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	3,130,965	22,822
Share Repurchases	(2,910,936)	(19,532)
	220,029	$3,290

    The following table reflects the stockholders' equity activity for the three months ended March 31, 2022:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total Stockholders' Equity
Balance as of December 31, 2021	201,610,757	$202	$1,913,365	$(404,075)	$1,509,492
Net investment income	—	—	—	29,026	29,026
Net realized gain from investment transactions	—	—	—	3,444	3,444
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	2,457	2,457
Repurchases	(3,091,177)	(3)	(23,062)	—	(23,065)
Distributions to stockholders	—	—	—	(29,778)	(29,778)
Reinvested dividends	908,625	—	6,806	—	6,806
Balance as of March 31, 2022	199,428,205	$199	$1,897,109	$(398,926)	$1,498,382

The following table reflects the stockholders' equity activity for the three months ended March 31, 2021:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total Stockholders' Equity
Balance as of December 31, 2020	201,390,728	$201	$1,908,116	$(508,562)	$1,399,755
Net investment income	—	—	—	26,618	26,618
Net realized loss from investment transactions	—	—	—	(2,563)	(2,563)
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	42,924	42,924
Repurchases	(2,801,712)	(3)	(18,796)	—	(18,799)
Distributions to stockholders	—	—	—	(19,757)	(19,757)
Reinvested dividends	658,852	1	4,578	—	4,579
Balance as of March 31, 2021	199,247,868	$199	$1,893,898	$(461,340)	$1,432,757

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
For the period ended March 31, 2022
(Unaudited)

•the Company's history in repurchasing shares or portions thereof;
•the condition of the securities markets.
    On June 26, 2020, the Company's Board of Directors amended the Company's SRP. The Company intends to conduct tender offers on an annual basis, instead of on a semi-annual basis as was done previously. The Company intends to continue to limit the number of shares to be repurchased in any calendar year to the lesser of (i) 10% of the weighted average number of shares outstanding in the prior calendar year or (ii) the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during the relevant redemption period. In addition, in the event of a stockholder’s death or disability, the Company may, in its sole discretion, accept up to the full amount tendered by such stockholder of the current net asset value per share. Any repurchases of shares made in connection with a stockholder’s death or disability may be included within the overall limitation imposed on tender offers during the relevant redemption period, which provides that the Company may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period. The Company's ten most recent tender offers were oversubscribed.

Offer Date	Repurchase Date	Shares Tendered	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
December 15, 2020	January 26, 2021	39,794,155	2,776,140	$6.71	$18,627.86
December 14, 2021	February 24, 2022	45,067,174	2,927,837	$7.46	$21,841.64
    Share amounts in the table above represent amounts filed in the tender offer.
Note 11 — Earnings Per Share
    Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of March 31, 2022 and 2021.
    The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three months ended March 31, 2022 and 2021.

	For the three months ended March 31,
	2022	2021
Basic and diluted
Net increase in net assets resulting from operations	$34,927	$66,979
Weighted average common shares outstanding	199,948,106	200,340,731
Net increase in net assets resulting from operations per share	$0.17	$0.33

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

Note 12 — Distributions
    For the period from January 1, 2018 to March 29, 2020, the Company’s Board of Directors had authorized, and had declared, cash distributions payable on a monthly basis to stockholders of record at a distribution rate of $0.00178082 per day, which is equivalent to approximately $0.65 annually, per share of common stock, except for 2020 where the daily distribution rate was $0.00177596 per day to accurately reflect 2020 being a leap year. Effective April 21, 2020, the Board of Directors of the Company approved a transition in the timing of its distributions to holders of the Company's common stock from a monthly to a quarterly basis. On June 26, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on July 6, 2020 to stockholders of record as of June 30, 2020. On September 25, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on October 1, 2020 to stockholders of record as of September 30, 2020. On November 9, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on January 4, 2021 to stockholders of record as of December 31, 2020. On March 11, 2021, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on April 1, 2021 to stockholders of record as of March 31, 2021. On May 7, 2021, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable July 1, 2021 to stockholders of record as of June 30, 2021. On September 28, 2021, the Board declared a regular quarterly cash dividend of $0.13 per share and a special dividend of $0.02 per share of the Company's common stock, payable on October 1, 2021 to stockholders of record as of September 30, 2021. On November 9, 2021, the Board declared a regular quarterly cash dividend of $0.13 per share and a special dividend of $0.02 per share of the Company's common stock, payable on January 3, 2022 to stockholders of record as of December 31, 2021. On March 10, 2022, the Board declared a regular quarterly cash dividend of $0.13 per share and a special dividend of $0.02 per share of the Company's common stock, payable on April 5, 2022 to stockholders of record as of March 31, 2022.
The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.

    As of March 31, 2022 and December 31, 2021, the Company had accrued $23.0 million and $23.3 million, respectively, in stockholder distributions that were unpaid.
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
For the period ended March 31, 2022
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
    The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company's 2021 tax year and 2020, 2019 and 2018 federal and state tax returns remain subject to examination by the Internal Revenue Service.
    As of March 31, 2022, the Company had a deferred tax asset of $2.0 million and a deferred tax liability of $(4.7) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $2.0 million. As of December 31, 2021, the Company had a deferred tax asset of $2.0 million and a deferred tax liability of $(4.9) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $2.0 million.
    The deferred tax asset valuation allowance has been determined pursuant to the provisions of ASC Topic 740, including the Company's estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized.
Note 14 — Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022	2021
Per share data:
Net asset value, beginning of period	$7.49	$6.95
Results of operations (1)
Net investment income	0.15	0.13
Net realized and unrealized gain, net of change in deferred taxes	0.02	0.20
Net increase in net assets resulting from operations	0.17	0.33
Stockholder distributions (2)
Distributions from net investment (loss)	(0.15)	(0.10)
Net (decrease) in net assets resulting from stockholder distributions	(0.15)	(0.10)
Other (6)	—	0.01
Net asset value, end of period	$7.51	$7.19
Shares outstanding at end of period	199,428,205	199,247,868
Total return (3)	2.36%	4.95%
Ratio/Supplemental data:
Total net assets, end of period	$1,498,382	$1,432,757
Ratio of net investment income to average net assets (7)	9.30%	9.06%
Ratio of total expenses to average net assets (5) (7)	7.90%	7.10%
Portfolio turnover rate (4)	2.17%	21.80%
______________
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The per share data for distributions reflects the actual amount of distributions declared per share during the period.
(3)    Total return is calculated assuming a purchase of shares of common stock at the current net asset value on the first day and a sale at the current net asset value on the last day of the periods reported. Distributions, if any, are assumed for purposes of this calculation to be reinvested at prices obtained under the DRIP.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

(4)    Portfolio turnover rate is calculated using the lesser of year-to-date purchases or sales over the average of the invested assets at fair value.
(5)    Ratio of total expenses to average net assets is calculated using total operating expenses, including income tax expense over average net assets.
(6)    Represents the impact of calculating certain per share amounts based on weighted average shares outstanding during the period and certain per share amounts based on shares outstanding as of period end.
(7)    Ratios are annualized, except for incentive fees.
Note 15 – Schedules of Investments and Advances to Affiliates
    An affiliated company is generally a portfolio company in which FBLC owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which FBLC owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement.) Transactions related to investments in affiliated and controlled affiliated companies for the three months ended March 31, 2022 were as follows:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2021	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at March 31, 2022
Control Investments
CRS-SPV, Inc. - L+4.50% (5.50%), 3/8/2023 (2) (6)	Senior Secured First Lien Debt	Industrials	$1	$62	$—	$—	$—	$—	$62
CRS-SPV, Inc. (2) (3) (6)	Equity/Other	Industrials	—	1,266	—	—	—	132	1,398
Danish CRJ, Ltd. (2) (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Encina Equipment Finance, LLC (2) (6)	Equity/Other	Financials	1,788	81,693	—	—	—	—	81,693
Encina Equipment Finance, LLC - L+7.75% (9.00%), 12/31/2028 (2) (6)	Subordinated Debt	Financials	862	37,964	5	—	—	131	38,100
FBLC Senior Loan Fund, LLC (2) (4) (6)	Equity/Other	Diversified Investment Vehicles	6,015	304,934	—	—	—	—	304,934
Integrated Efficiency Solutions, Inc. - 7.50%, 12/31/2025 (2) (6)	Senior Secured First Lien Debt	Industrials	2	131	—	(131)	—	—	—
Integrated Efficiency Solutions, Inc. - 7.50%, 12/31/2025 (2) (6)	Senior Secured First Lien Debt	Industrials	27	1,436	—	(4)	—	—	1,432
Integrated Efficiency Solutions, Inc. - 10.00% PIK, 12/31/2026 (2) (6)	Senior Secured Second Lien Debt	Industrials	68	780	68	—	—	(49)	799
Kahala Ireland OpCo Designated Activity Company (2) (6)	Equity/Other	Transportation	6,266	23,732	—	—	—	(6,556)	17,176
Kahala Ireland OpCo Designated Activity Company (2) (3) (6)	Equity/Other	Transportation	—	3,250	—	—	—	—	3,250
Kahala US OpCo, LLC - 13.00% (2) (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Lakeview Health Holdings, Inc. - P+4.50% (8.00%) PIK, 10/15/2024 (2) (6)	Senior Secured First Lien Debt	Healthcare	30	584	30	—	—	(19)	595
Lakeview Health Holdings, Inc. - P+6.00% (9.50%) PIK, 10/15/2024 (2) (6)	Senior Secured First Lien Debt	Healthcare	11	414	111	—	—	—	525
Lakeview Health Holdings, Inc. (2) (3) (6)	Equity/Other	Healthcare	—	—	—	—	—	—	—
MGTF Holdco, LLC (2) (3) (6)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
MGTF Radio Company, LLC - L+6.00% (7.00%), 4/1/2024 (2) (6)	Senior Secured First Lien Debt	Media/Entertainment	909	42,567	7	(1,125)	1	971	42,421

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2021	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at March 31, 2022
ORG GC Holdings, LLC - L+6.50% (7.51%) PIK, 11/24/2026 (2) (6)	Senior Secured First Lien Debt	Business Services	156	8,343	156	—	—	—	8,499
ORG GC Holdings, LLC - 18.00% PIK, 11/24/2027 (2) (6)	Senior Secured Second Lien Debt	Business Services	$155	$3,439	$155	$—	$—	$—	$3,594
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other	Business Services	—	212	—	—	—	(212)	—
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other	Business Services	—	—	—	—	—	—	—
Park Ave RE Holdings, LLC (2) (3) (6)	Equity/Other	Financials	—	4,461	—	(1,127)	—	3,425	6,759
Park Ave RE Holdings, LLC (2) (5) (6)	Subordinated Debt	Financials	31	1,537	—	(1,537)	—	—	—
Siena Capital Finance, LLC - 12.50%, 11/27/2026 (2) (6)	Subordinated Debt	Financials	2,405	75,000	1	(14,000)	—	(1)	61,000
Siena Capital Finance, LLC (2) (6)	Equity/Other	Financials	2,210	65,609	—	—	—	11,701	77,310
WPNT, LLC (2) (3) (6)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Total Control Investments			$20,936	$657,414	$533	$(17,924)	$1	$9,523	$649,547

Affiliate Investments
Answers Corp. (3) (6)	Equity/Other	Media/Entertainment	$—	$145	$—	$—	$—	$—	$145
CDS U.S. Intermediate Holdings, Inc. - L+6.00% (7.00%), 11/24/2025	Senior Secured First Lien Debt	Media/Entertainment	101	5,565	4	—	—	(12)	5,557
CDS U.S. Intermediate Holdings, Inc. - L+8.00% (9.00%) 7.00% PIK, 11/24/2027	Senior Secured Second Lien Debt	Media/Entertainment	248	10,262	183	—	—	(33)	10,412
CDS U.S. Intermediate Holdings, Inc. (3)	Equity/Other	Media/Entertainment	—	5,442	—	—	—	252	5,694
CDS U.S. Intermediate Holdings, Inc. (3)	Equity/Other	Media/Entertainment	—	2,884	—	—	—	(699)	2,185
First Eagle Greenway Fund II, LLC	Equity/Other	Diversified Investment Vehicles	—	464	—	—	—	(15)	449
Foresight Energy Operating, LLC - L+8.00% (9.50%), 6/30/2027 (6)	Senior Secured First Lien Debt	Energy	26	1,102	—	(4)	—	—	1,098
Foresight Energy Operating, LLC (3) (6)	Equity/Other	Energy	—	3,965	—	—	—	—	3,965
Internap Corp. - L+6.50% (7.50%) 5.50% PIK, 5/8/2025 (6)	Senior Secured First Lien Debt	Business Services	119	5,475	89	—	—	(11)	5,553
Internap Corp (3) (6)	Equity/Other	Business Services	—	1,552	—	—	—	—	1,552
Jakks Pacific, Inc. (6)	Equity/Other	Consumer	9	785	9	—	—	7	801
Jakks Pacific, Inc. (3)	Equity/Other	Consumer	—	2,412	—	—	—	919	3,331
NewStar Arlington Senior Loan Program, LLC 14-1A FR - L+11.00% (11.26%), 4/25/2031 (6)	Collateralized Securities	Diversified Investment Vehicles	138	4,575	4	—	—	6	4,585
NewStar Arlington Senior Loan Program, LLC 14-1A SUB - 24.76%, 4/25/2031 (6)	Collateralized Securities	Diversified Investment Vehicles	901	17,114	—	(1,211)	—	468	16,371
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F - L+7.50% (7.75%), 1/20/2027 (6)	Collateralized Securities	Diversified Investment Vehicles	216	8,237	78	—	—	857	9,172
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB - 0.00%, 1/20/2027 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2021	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at March 31, 2022
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	—	4,953	—	(2,831)	—	(160)	1,962
Tap Rock Resources, LLC (6)	Equity/Other	Energy	306	8,742	—	(641)	—	366	8,467
Tax Defense Network, LLC - 10.00% PIK, 3/31/2023 (6)	Senior Secured First Lien Debt	Consumer	$—	$3,678	$—	$—	$—	$—	$3,678
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 3/31/2023 (6)	Senior Secured First Lien Debt	Consumer	—	464	—	—	—	—	464
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 3/31/2023 (6)	Senior Secured First Lien Debt	Consumer	—	2,616	—	—	—	—	2,616
Tax Defense Network, LLC (3) (6)	Equity/Other	Consumer	—	—	—	—	—	—	—
Tax Defense Network, LLC (3) (6)	Equity/Other	Consumer	—	—	—	—	—	—	—
Team Waste, LLC (5) (6)	Equity/Other	Diversified Investment Vehicles	—	3,073	—	(2,681)	112	(504)	—
Tennenbaum Waterman Fund, LP	Equity/Other	Diversified Investment Vehicles	178	9,764	—	—	—	(184)	9,580
Vantage Mobility International, LLC - L+6.00% (7.00%) 4.50% PIK, 3/21/2024 (6)	Senior Secured First Lien Debt	Transportation	9	251	—	—	—	(160)	91
Vantage Mobility International, LLC - L+6.00% (7.00%) 4.50% PIK, 3/21/2024 (6)	Senior Secured First Lien Debt	Transportation	2	244	—	—	—	1	245
Vantage Mobility International, LLC - L+6.00% (7.00%) PIK, 3/21/2024 (6)	Senior Secured Second Lien Debt	Transportation	5	17	—	—	—	(17)	—
Vantage Mobility International, LLC - L+6.00% (7.00%) PIK, 3/21/2024 (6)	Senior Secured Second Lien Debt	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A E - L+4.55% (4.87%), 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	107	7,171	11	—	—	(37)	7,145
Whitehorse, Ltd. 2014-1A Side Letter - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
Total Affiliate Investments			$2,365	$110,952	$378	$(7,368)	$112	$1,044	$105,118
Total Control & Affiliate Investments			$23,301	$768,366	$911	$(25,292)	$113	$10,567	$754,665
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
(2)This investment was not deemed significant under Regulation S-X as of March 31, 2022.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

(3)Investment is non-income producing at March 31, 2022.
(4)FBLC and CCLF are the members of SLF, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members make investments in SLF in the form of LLC equity interests as SLF makes investments, and all portfolio and other material decisions regarding SLF must be submitted to SLF’s board of directors which is comprised of an equal number of members appointed by each of FBLC and CCLF. Because management of SLF is shared equally between us and CCLF, we do not believe we control SLF for purposes of the 1940 Act or otherwise.
(5)Investment no longer held as of March 31, 2022.
(6)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(7)Gross of net change in deferred taxes in the amount of $0.2 million.
    Dividends and interest for the three months ended March 31, 2022 attributable to Controlled and Affiliated investments no longer held as of March 31, 2022 were $0.0 million.
    Realized gain for the three months ended March 31, 2022 attributable to Controlled and Affiliated investments no longer held as of March 31, 2022 was $0.1 million.
    Change in unrealized loss for the three months ended March 31, 2022 attributable to Controlled and Affiliated investments no longer held as of March 31, 2022 was $(0.5) million.
    The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2021:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2021
Control Investments
CRD Holdings, LLC - 9.00% (2) (5) (6)	Equity/Other	Energy	$—	$14,557	$—	$(13,174)	$(597)	$(786)	$—
CRS-SPV, Inc. - L+4.50% (5.50%), 3/8/2022 (2) (6)	Senior Secured First Lien Debt	Industrials	3	62	—	—	—	—	62
CRS-SPV, Inc. (2) (3) (6)	Equity/Other	Industrials	—	1,393	—	—	—	(127)	1,266
Danish CRJ, Ltd. (2) (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Encina Equipment Finance, LLC - L+7.75% (9.00%), 12/31/2028 (2) (6)	Subordinated Debt	Financials	19	—	37,964	—	—	—	37,964
Encina Equipment Finance, LLC (2) (3) (6)	Equity/Other	Financials	—	—	81,693	—	—	—	81,693
FBLC Senior Loan Fund, LLC (2) (4) (6)	Equity/Other	Diversified Investment Vehicles	24,066	—	304,934	—	—	—	304,934
Integrated Efficiency Solutions, Inc. - 7.50%, 12/31/2025 (2) (6)	Senior Secured First Lien Debt	Industrials	—	—	131	—	—	—	131
Integrated Efficiency Solutions, Inc. - 7.50%, 12/31/2025 (2) (6)	Senior Secured First Lien Debt	Industrials	—	—	1,436	—	—	—	1,436
Integrated Efficiency Solutions, Inc. - 10.00% PIK, 12/31/2026 (2) (6)	Senior Secured Second Lien Debt	Industrials	1	—	780	—	—	—	780
Kahala Ireland OpCo Designated Activity Company - L+8.00% (13.00%), 12/22/2028 (2) (5) (6)	Senior Secured First Lien Debt	Transportation	950	18,549	—	(18,549)	—	—	—
Kahala Ireland OpCo Designated Activity Company (2) (6)	Equity/Other	Transportation	25,513	42,952	—	—	—	(19,220)	23,732
Kahala Ireland OpCo Designated Activity Company (2) (3) (6)	Equity/Other	Transportation	—	3,250	—	—	—	—	3,250
Kahala US OpCo, LLC - 13.00% (2) (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2021
KMTEX, LLC - P+3.00% (6.25%) PIK, 6/16/2025 (2) (5) (6)	Senior Secured First Lien Debt	Chemicals	$16	$218	$468	$(686)	$—	$—	$—
KMTEX, LLC - P+3.00% (6.25%) PIK, 6/16/2025 (2) (5) (6)	Senior Secured First Lien Debt	Chemicals	92	3,230	102	(1,060)	(2,272)	—	—
KMTEX, LLC - P+3.00% (6.25%) PIK, 6/16/2025 (2) (5) (6)	Senior Secured First Lien Debt	Chemicals	26	829	26	(272)	(583)	—	—
KMTEX, LLC (2) (3) (5) (6)	Equity/Other	Chemicals	—	—	—	—	—	—	—
KMTEX, LLC (2) (3) (5) (6)	Equity/Other	Chemicals	—	2,289	—	—	(2,793)	504	—
Lakeview Health Holdings, Inc. - P+4.50% (7.75%) PIK, 10/15/2024 (2) (6)	Senior Secured First Lien Debt	Healthcare	26	—	600	—	—	(16)	584
Lakeview Health Holdings, Inc. - P+6.00% (9.25%), 10/15/2024 (2) (6)	Senior Secured First Lien Debt	Healthcare	28	—	414	—	—	—	414
MGTF Holdco, LLC (2) (3) (6)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
MGTF Radio Company, LLC - L+6.00% (7.00%), 4/1/2024 (2) (6)	Senior Secured First Lien Debt	Media/Entertainment	3,854	43,400	32	(3,551)	6	2,680	42,567
NMFC Senior Loan Program I, LLC (2) (3) (5) (6)	Equity/Other	Diversified Investment Vehicles	496	—	—	—	—	—	—
ORG GC Holdings, LLC - L+6.50% (7.50%) PIK, 11/24/2026 (2) (6)	Senior Secured First Lien Debt	Business Services	57	—	8,343	—	—	—	8,343
ORG GC Holdings, LLC - 18.00% PIK, 11/24/2027 (2) (6)	Senior Secured Second Lien Debt	Business Services	56	—	3,439	—	—	—	3,439
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other	Business Services	—	—	212	—	—	—	212
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other	Business Services	—	—	—	—	—	—	—
Park Ave RE Holdings, LLC - 13.00%, 12/30/2022 (2) (6)	Subordinated Debt	Financials	1,784	37,237	—	(35,700)	—	—	1,537
Park Ave RE Holdings, LLC (2) (3) (6)	Equity/Other	Financials	—	3,300	—	(792)	—	1,953	4,461
Siena Capital Finance, LLC - 12.50%, 11/27/2026 (2) (6)	Subordinated Debt	Financials	5,340	25,500	74,502	(25,000)	—	(2)	75,000
Siena Capital Finance, LLC (2) (6)	Equity/Other	Financials	5,959	35,839	5,950	—	—	23,820	65,609
WPNT, LLC (2) (3) (6)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Total Control Investments			$68,286	$232,605	$521,026	$(98,784)	$(6,239)	$8,806	$657,414

Affiliate Investments
Answers Corp. (3) (6)	Equity/Other	Media/Entertainment	$—	$727	$—	$(718)	$—	$136	$145
Capstone Nutrition Development, LLC (3) (5) (6)	Equity/Other	Consumer	—	5,928	—	(28,103)	23,635	(1,460)	—
CDS U.S. Intermediate Holdings, Inc. - L+6.00% (7.00%), 11/24/2025 (6)	Senior Secured First Lien Debt	Media/Entertainment	330	1,940	3,944	(374)	3	52	5,565
CDS U.S. Intermediate Holdings, Inc. - L+8.00% (9.00%) 7.00% PIK, 11/24/2027	Senior Secured Second Lien Debt	Media/Entertainment	756	1,104	13,866	(4,977)	278	(9)	10,262
CDS U.S. Intermediate Holdings, Inc. (3) (6)	Equity/Other	Media/Entertainment	—	1,224	—	—	—	4,218	5,442
CDS U.S. Intermediate Holdings, Inc. (3) (6)	Equity/Other	Media/Entertainment	—	437	—	—	—	2,447	2,884

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2021
First Eagle Greenway Fund II, LLC	Equity/Other	Diversified Investment Vehicles	$170	$1,759	$—	$(1,279)	$—	$(16)	$464
Foresight Energy Operating, LLC - L+8.00% (9.50%), 6/30/2027 (6)	Senior Secured First Lien Debt	Energy	119	1,354	—	(235)	—	(17)	1,102
Foresight Energy Operating, LLC (3) (6)	Equity/Other	Energy	—	2,520	—	—	—	1,445	3,965
Internap Corp. - L+6.50% (7.50%) 5.50% PIK, 5/8/2025 (6)	Senior Secured First Lien Debt	Business Services	466	5,181	338	—	—	(44)	5,475
Internap Corp (3) (6)	Equity/Other	Business Services	—	2,231	—	—	—	(679)	1,552
Jakks Pacific, Inc. - 10.50%, 2.50% PIK, 2/9/2023 (5) (6)	Senior Secured First Lien Debt	Consumer	1,217	17,104	1,552	(18,515)	866	(1,007)	—
Jakks Pacific, Inc. - 6.00%, 2.75% PIK, 8/31/2021 (5) (6)	Subordinated Debt	Consumer	80	—	1,495	(2,827)	1,332	—	—
Jakks Pacific, Inc. (3) (6)	Equity/Other	Consumer	81	402	83	—	—	300	785
Jakks Pacific, Inc. (3)	Equity/Other	Consumer	—	49	2,345	—	—	18	2,412
LendingHome Corp. - 8.00% (5) (6)	Equity/Other	Financials	—	59,823	—	(59,477)	(346)	—	—
MidOcean Credit CLO 2013-2A INC - 0.00%, 1/29/2030 (5) (6)	Collateralized Securities	Diversified Investment Vehicles	—	6,313	—	(10,152)	(5,677)	9,516	—
Mood Media - Common Equity (5) (6)	Equity/Other	Media/Entertainment	—	—	—	645	(645)	—	—
NewStar Arlington Senior Loan Program, LLC 14-1A FR - L+11.00% (11.12%), 4/25/2031 (6)	Collateralized Securities	Diversified Investment Vehicles	555	3,632	19	—	—	924	4,575
NewStar Arlington Senior Loan Program, LLC 14-1A SUB - 23.85%, 4/25/2031 (6)	Collateralized Securities	Diversified Investment Vehicles	3,906	15,631	—	(3,821)	—	5,304	17,114
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F - L+7.50% (7.63%), 1/20/2027 (6)	Collateralized Securities	Diversified Investment Vehicles	2,060	5,459	318	—	—	2,460	8,237
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB - 0.00%, 1/20/2027 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
PCX Aerostructures, LLC - 6.00%, 8/9/2021 (5) (6)	Subordinated Debt	Industrials	2,829	9,859	645	(7,995)	634	(3,143)	—
PCX Aerostructures, LLC (5) (6)	Equity/Other	Industrials	—	76	—	(2,263)	2,263	(76)	—
PCX Aerostructures, LLC (5) (6)	Equity/Other	Industrials	—	535	—	(609)	609	(535)	—
PCX Aerostructures, LLC (5) (6)	Equity/Other	Industrials	—	—	—	(168)	168	—	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	726	9,274	—	(4,197)	—	(124)	4,953
Tap Rock Resources, LLC (6)	Equity/Other	Energy	1,398	11,405	—	(3,484)	—	821	8,742
Tax Defense Network, LLC - 10.00% PIK, 3/31/2022 (6)	Senior Secured First Lien Debt	Consumer	—	3,311	—	—	—	367	3,678
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 3/31/2022 (6)	Senior Secured First Lien Debt	Consumer	—	420	—	—	—	44	464
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 3/31/2022 (6)	Senior Secured First Lien Debt	Consumer	—	2,368	—	—	—	248	2,616
Tax Defense Network, LLC (3) (6)	Equity/Other	Consumer	—	—	—	—	—	—	—
Tax Defense Network, LLC (3) (6)	Equity/Other	Consumer	—	—	—	—	—	—	—
Team Waste, LLC (3) (6)	Equity/Other	Industrials	—	2,570	—	—	—	503	3,073

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2022
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2021
Tennenbaum Waterman Fund, LP	Equity/Other	Diversified Investment Vehicles	$1,062	$10,087	$—	$—	$—	$(323)	$9,764
TwentyEighty, Inc. (3) (5) (6)	Equity/Other	Business Services	—	—	—	(35)	35	—	—
Vantage Mobility International, LLC - L+6.00% (7.00%), 3/21/2024 (6)	Senior Secured First Lien Debt	Transportation	8	—	251	—	—	—	251
Vantage Mobility International, LLC - L+6.00% (7.00%), 3/21/2024 (6)	Senior Secured First Lien Debt	Transportation	2	—	244	—	—	—	244
Vantage Mobility International, LLC - L+6.00% (7.00%), 3/21/2024 (6)	Senior Secured Second Lien Debt	Transportation	—	—	17	—	—	—	17
Vantage Mobility International, LLC - L+6.00% (7.00%) PIK, 3/21/2024 (6)	Senior Secured Second Lien Debt	Transportation	—	944	—	—	—	(944)	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A E - L+4.55% (4.68%), 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	426	5,592	45	—	—	1,534	7,171
Whitehorse, Ltd. 2014-1A Side Letter - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
Total Affiliate Investments			$16,191	$189,259	$25,162	$(148,584)	$23,155	$21,960	$110,952
Total Control & Affiliate Investments			$84,477	$421,864	$546,188	$(247,368)	$16,916	$30,766	$768,366

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
(4)FBLC and CCLF are the members of SLF, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members make investments in SLF in the form of LLC equity interests as SLF makes investments, and all portfolio and other material decisions regarding SLF must be submitted to SLF’s board of directors which is comprised of an equal number of members appointed by each of FBLC and CCLF. Because management of SLF is shared equally between us and CCLF, we do not believe we control SLF for purposes of the 1940 Act or otherwise.
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
For the period ended March 31, 2022
(Unaudited)

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
Note 16 – Subsequent Events
Purchase Agreements and Subscription Agreements
On April 1, 2022, April 12, 2022 and May 13, 2022, we entered into stock purchase agreements with certain investors (collectively, the "Purchase Agreements") and associated subscription agreements (collectively, the "Subscription Agreements"), totaling $234.8 million, for the sale of our common stock at the net asset value of each drawdown date. Investors are required to make capital contributions to purchase our common stock each time we deliver a drawdown notice in an aggregate amount not to exceed their respective capital commitments. All purchases will generally be made subject to the terms and conditions set forth in the Purchase Agreements and Subscription Agreements, at a per-share price as determined by our Board, which price will be determined prior to the issuance of our common stock and in accordance with the limitations under Section 23 of the 1940 Act. As of the date of this filing, the Company has called $41.5 million of capital commitments, the proceeds of which were used to pay down outstanding borrowings.

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
    Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans, and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues of less than $1 billion, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of March 31, 2022, 74.7% of our portfolio was invested in senior secured loans.
    Senior secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in priority of payments and are generally secured by liens on the operating assets of a borrower which may include inventory, receivables, plant, property, and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. We may also invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles (“Collateralized Securities” or “CLO's”). Effective April 1, 2022, we have elected to not invest, directly or indirectly, in coal-related companies, or invest in portfolio companies primarily engaged in directly investing in the exploration for, or the production of, coal at the discretion of the Adviser; provided, however, we shall be considered in compliance with this investment restriction if, from this date forward, we do not invest in any portfolio company that has a Global Industry Classification Standard designation of "coal and consumable fuels."
Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At March 31, 2022:
Investment Portfolio	$2,713.5
Net assets	1,498.4
Debt (net of deferred financing costs)	1,206.1
Net asset value per share	7.51

Portfolio Activity for the Three Months Ended March 31, 2022:
Purchases during the period	59.7
Sales, repayments, and other exits during the period	137.8
Number of portfolio companies at end of period	150

Operating results for the Three Months Ended March 31, 2022:
Net investment income per share	0.15
Distributions declared per share	0.15
Net increase in net assets resulting from operations per share	0.17
Net investment income	29,026
Net realized and unrealized gain, net of change in deferred taxes	2,996
Net increase in net assets resulting from operations	34,927
Portfolio and Investment Activity
    During the three months ended March 31, 2022, we made $59.7 million of investments in new and existing portfolio companies and had $137.8 million in aggregate amount of sales and repayments, resulting in a decrease investments of $78.1 million for the period. The total portfolio of debt investments at fair value consisted of 91.8% bearing variable interest rates and 8.2% bearing fixed interest rates.

    Our portfolio composition, based on fair value at March 31, 2022 was as follows:

	March 31, 2022
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	65.8%	7.6%
Senior Secured Second Lien Debt	8.9	9.0
Subordinated Debt	3.8	12.3
Debt Subtotal	78.5	8.0
Collateralized Securities (2)	1.4	14.5
Equity/Other (3)	8.9	17.7
FBLC Senior Loan Fund, LLC (3)(4)	11.2	8.0
Total	100.0%	9.0%
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
(4) As of March 31, 2022, FBLC Senior Loan Fund, LLC holdings consisted of 92.7% senior secured debt. On a look-through basis to FBLC Senior Loan Fund, LLC, our portfolio is comprised of approximately 86.3% senior secured debt as of March 31, 2022.
    During the year ended December 31, 2021, we made $1,932.8 million of investments in new and existing portfolio companies and had $1,898.1 million in aggregate amount of sales and repayments, resulting in net investments of $78.1 million for the period. The total portfolio of debt investments at fair value consisted of 91.5% bearing variable interest rates and 8.5% bearing fixed interest rates.
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
    The weighted average risk rating of our investments based on fair value was 2.1 and 2.1 as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, we had five portfolio companies on non-accrual with a total amortized cost of $43.8 million and fair value of $9.7 million, which represented 1.6% and 0.4% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2021, we had six portfolio companies on non-accrual with a total amortized cost of $42.5 million and fair value of $12.2 million, which represented 1.5%, and 0.4% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding our non-accrual policy.
FBLC Senior Loan Fund, LLC
On January 20, 2021, FBLC and Cliffwater Corporate Lending Fund (“CCLF”) formed a joint venture, FBLC Senior Loan Fund, LLC (the “SLF”), that invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. SLF was formed as a Delaware limited liability company and is not consolidated by FBLC for financial reporting purposes. FBLC provides capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. As of March 31, 2022 and December 31, 2021, FBLC and CCLF owned 79.8% and 20.2%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. FBLC and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As part of the initial contribution to SLF, FBLC contributed $751.8 million of assets including $664.2 million of investments and $42.4 million of cash as well as $446.9 million worth of liabilities including the Citi Credit Facility (as defined in Note 5) debt of $344.4 million in exchange for $304.9 million of equity in SLF. As of March 31, 2022 and December 31, 2021, FBLC’s investment in SLF consisted of equity contributions of $304.9 million.
Below is a summary of SLF’s portfolio as of March 31, 2022 and December 31, 2021. A listing of the individual investments in SLF’s portfolio as of such dates can be found in “Note 3 – Fair Value of Investments” in the notes to the accompanying consolidated financial statements (dollars in thousands):

	March 31, 2022	December 31, 2021
Total assets	$1,153,042	$1,195,960
Total investments (1)	$1,064,763	$1,088,337
Weighted Average Current Yield for Total Portfolio (2)	5.7%	5.4%
Number of Portfolio companies in SLF	176	172
Largest portfolio company investment (1)	$20,365	$27,965
Total of five largest portfolio company investments (1)	$97,159	$113,297
_____________________
(1) At fair value
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.
Below is certain summarized financial information for SLF as of March 31, 2022 and December 31, 2021 and for the periods ended March 31, 2022 and March 31, 2021 (dollars in thousands):

Selected Statement of Assets and Liabilities Information	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $1,074,836 and $1,085,170, respectively)	$1,064,763	$1,088,337
Cash and other assets	88,279	107,623
Total assets	$1,153,042	$1,195,960

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $2,243 and $2,488, respectively)	$629,807	$631,562
Secured borrowings	67,530	94,737
Other liabilities	67,439	71,008
Total liabilities	$764,776	$797,307

MEMBERS' CAPITAL
Total members' capital	$388,266	$398,653

Total liabilities and members' capital	$1,153,042	$1,195,960

Selected Statements of Operations Information	For the three months ended March 31,	For the period January 20, 2021 through March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Investment income:
Total investment income	$14,429	$8,452

Operating expenses:
Interest and credit facility financing expenses	3,368	1,594
Other expenses	634	283
Total expenses	4,002	1,877

Net investment income	10,427	6,575

Realized and unrealized gain:
Net realized and unrealized gain (loss)	(13,249)	3,478

Net increase (decrease) in net assets resulting from operations	$(2,822)	$10,053
RESULTS OF OPERATIONS
    Operating results for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	For the three months ended March 31,
	2022	2021
Total investment income	$63,776	$56,434
Total expenses	32,771	29,116
Income tax expense, including excise tax	1,979	700
Net investment income	$29,026	$26,618
Investment Income
    For the three months ended March 31, 2022, total investment income was $63.8 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.7 billion and a weighted average current yield of 9.0%. Included within total investment income was $2.0 million of fee income for the three months ended March 31, 2022. Fee income consists primarily of prepayment and amendment fees. For the three months ended March 31, 2021 total investment income was $56.4 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.5 billion and a weighted average current yield of 8.8%. Included within total investment income was $1.0 million of fee income for the three months ended March 31, 2021. Fee income consists primarily of prepayment and amendment fees.

Operating Expenses
    The composition of our operating expenses for the three months ended March 31, 2022 and 2021 was as follows (dollars in thousands):

	For the three months ended March 31,
	2022	2021
Management fees	$10,503	$9,574
Incentive fee on income	7,256	6,655
Interest and debt fees	12,284	9,600
Professional fees	853	1,279
Other general and administrative	1,407	1,601
Administrative services	195	181
Directors' fees	273	226
Total operating expenses	$32,771	$29,116
    For the three months ended March 31, 2022 and 2021, we incurred management fees of $10.5 million and $9.6 million, respectively. For the three months ended March 31, 2022 and 2021, we incurred incentive fees on income of $7.3 million and $6.7 million.
    For the three months ended March 31, 2022 and 2021, we incurred interest and debt fees of $12.3 million and $9.6 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, trustee fees, amortization of deferred financing costs, and amortization of discount, if applicable, related to our revolving credit facilities and unsecured notes, each, as defined herein in the section entitled "Borrowings". The increase in interest and debt fees for the three months ended March 31, 2022 as compared to the same periods in 2021 is primarily the result of the timing of issuance of our 2026 Notes as well as an increase in total principal outstanding on our credit facilities.
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments, Foreign Currency Transactions, and Forward Currency Exchange Contracts
    Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and foreign currency transactions, net of change in deferred taxes for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	For the three months ended March 31,
	2022	2021
Net realized gain (loss)
Control investments	$1	$1
Affiliate investments	112	(307)
Non-affiliate investments	4,907	(443)
Net realized gain (loss) on foreign currency transactions	193	(528)
Net realized loss on extinguishment of debt	(1,769)	(1,286)
Total net realized gain (loss)	3,444	(2,563)
Net change in unrealized appreciation (depreciation) on investments
Control investments	9,523	(8,125)
Affiliate investments	1,044	21,111
Non-affiliate investments	(7,800)	29,645
Net change in deferred taxes	229	—
Total net change in unrealized appreciation on investments, net of change in deferred taxes	2,996	42,631
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	(539)	293
Net realized and unrealized gain	$5,901	$40,361
    Net realized and unrealized loss on investments and foreign currency transactions, net of change in deferred taxes, resulted in a net gain of $5.9 million for the three months ended March 31, 2022 compared to a net gain of $40.4 million, respectively, for the same period in 2021. We look at net realized gain (loss) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.

    The net realized and unrealized gain for the three months ended March 31, 2022 was primarily driven by realized and unrealized gains on Equity Investments.
The net realized and unrealized gain for the three months ended March 31, 2021 was primarily driven by unrealized gains on Senior Secured Investments and Equity Investments.
Changes in Net Assets from Operations
    For the three months ended March 31, 2022, we recorded a net increase in net assets resulting from operations of $34.9 million versus a net increase in net assets resulting from operations of $67.0 million for the three months ended March 31, 2021. The increase is primarily driven by an increase in realized and unrealized gain on our investments. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2022 and 2021, respectively, our per share net increase in net assets resulting from operations was $0.17 for the three months ended March 31, 2022, versus a net increase in net assets of $0.33 for the three months ended March 31, 2021.
Cash Flows
For the three months ended March 31, 2022, net cash provided by operating activities was $99.4 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The increase in cash flows provided by operating activities for the three months ended March 31, 2022 was primarily a result of sales and repayments of investments of $137.8 million, offset by purchases of investments of $59.7 million.
    Net cash used in financing activities of $114.1 million during the three months ended March 31, 2022 related to payments on debt of $89.0 million, stockholder distributions of $23.3 million and repurchases of common stock of $21.8 million, partially offset by proceeds from debt of $20.0 million.
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
Recent Developments
Purchase Agreements and Subscription Agreements
On April 1, 2022, April 12, 2022 and May 13, 2022, we entered into stock purchase agreements with certain investors (collectively, the "Purchase Agreements") and associated subscription agreements (collectively, the "Subscription Agreements"), totaling $234.8 million, for the sale of our common stock at the net asset value of each drawdown date. Investors are required to make capital contributions to purchase our common stock each time we deliver a drawdown notice in an aggregate amount not to exceed their respective capital commitments. All purchases will generally be made subject to the terms and conditions set forth in the Purchase Agreements and Subscription Agreements, at a per-share price as determined by our Board, which price will be determined prior to the issuance of our common stock and in accordance with the limitations under Section 23 of the 1940 Act. As of the date of this filing, the Company has called $41.5 million of capital commitments, the proceeds of which were used to pay down outstanding borrowings.

Liquidity and Capital Resources
    We generate cash flows from fees, interest, and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of March 31, 2022, we had issued 233.3 million shares of our common stock for gross proceeds of $2.4 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP. As of March 31, 2022, we had $610.0 million of senior unsecured notes outstanding. As of March 31, 2021, we had issued 230.0 million shares of our common stock for gross proceeds of $2.4 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP. As of March 31, 2021, we had $610.0 million of senior unsecured notes outstanding.
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
Distributions
    For the period from January 1, 2018 to March 29, 2020, the Company’s Board of Directors had authorized, and had declared, cash distributions payable on a monthly basis to stockholders of record at a distribution rate of $0.00178082 per day, which is equivalent to approximately $0.65 annually, per share of common stock, except for 2020 where the daily distribution rate was $0.00177596 per day to accurately reflect 2020 being a leap year. Effective April 21, 2020, the Board of Directors of the Company approved a transition in the timing of its distributions to holders of the Company's common stock from a monthly to a quarterly basis. On June 26, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on July 6, 2020 to stockholders of record as of June 30, 2020. On September 25, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on October 1, 2020 to stockholders of record as of September 30, 2020. On November 9, 2020, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on January 4, 2021 to stockholders of record as of December 31, 2020. On March 11, 2021, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable on April 1, 2021 to stockholders of record as of March 31, 2021. On May 7, 2021, the Board declared a regular quarterly cash dividend of $0.10 per share of the Company's common stock, payable July 1, 2021 to stockholders of record as of June 30, 2021. On September 28, 2021, the Board declared a regular quarterly cash dividend of $0.13 per share and a special dividend of $0.02 per share of the Company's common stock, payable on October 1, 2021 to stockholders of record as of September 30, 2021. On November 9, 2021, the Board declared a regular quarterly cash dividend of $0.13 per share and a special dividend of $0.02 per share of the Company's common stock, payable on January 3, 2022 to stockholders of record as of December 31, 2021. On March 10, 2022, the Board declared a regular quarterly cash dividend of $0.13 per share and a special dividend of $0.02 per share of the Company's common stock, payable on April 5, 2022 to stockholders of record as of March 31, 2022.
The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.

    The table below shows the components of the distributions we have declared and/or paid during the three months ended March 31, 2022 and 2021 (dollars in thousands).

	For the three months ended March 31,
	2022	2021
Distributions declared	$29,778	$19,757
Distributions paid	$30,059	$19,965
Portion of distributions paid in cash	$23,253	$15,386
Portion of distributions paid in DRIP shares	$6,806	$4,579
    As of March 31, 2022, we had $23.0 million of distributions accrued and unpaid. As of December 31, 2021, we had $23.3 million of distributions accrued and unpaid.
    We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the three months ended March 31, 2022 and 2021, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2022 will be reported to stockholders shortly after the end of the calendar year 2022 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
    The following table sets forth the distributions declared during the three months ended March 31, 2022 and 2021 (dollars in thousands):

	For the three months ended March 31,
	2022	2021
Distributions	$29,778	$19,757
Total distributions	$29,778	$19,757
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
Administration Agreement
    On November 1, 2016, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three months ended March 31, 2022 and 2021, the Company incurred $0.3 million and $0.5 million respectively, in administrative service fees under the Administration Agreement.
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
Due To/From Affiliated Funds
Included within Prepaid and Other Assets on the Consolidated Statements of Assets and Liabilities as of March 31, 2022 and December 31, 2021 are $0.0 and $2.6 million, respectively of receivables from Affiliated Funds.

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
Effective February 18, 2022, the Company terminated the Mass Mutual Credit Facility. As a result of this termination, the Company incurred a realized loss on extinguishment of debt of $1.8 million.
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

Contractual Obligations
    The following table shows our payment obligations for repayment of debt and other contractual obligations as of March 31, 2022 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$265,000	$—	$—	$265,000	$—
JPM Credit Facility (2)	342,100	—	342,100	—	—
2026 Notes (3)	296,881	—	—	296,881	—
2024 Notes (4)	99,354	—	99,354	—	—
2023 Notes (5)	59,924	—	59,924	—	—
2022 Notes (6)	149,877	149,877	—	—	—
Total contractual obligations	$1,213,136	$149,877	$501,378	$561,881	$—
______________
(1)As of March 31, 2022, we had $35.0 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.
(2)As of March 31, 2022, we had $57.9 million of unused borrowing capacity under the JPM Credit Facility, subject to borrowing base limits.
(3)As of March 31, 2022, we had no unused borrowing capacity under the 2026 Notes.
(4)As of March 31, 2022, we had no unused borrowing capacity under the 2024 Notes.
(5)As of March 31, 2022, we had no unused borrowing capacity under the 2023 Notes.
(6)As of March 31, 2022, we had no unused borrowing capacity under the 2022 Notes.
Off-Balance Sheet Arrangements
    We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
    In the ordinary course of business, we may enter into future funding commitments. As of March 31, 2022, the Company had unfunded commitments on delayed draw term loans of $131.9 million, unfunded commitments on revolver term loans of $98.6 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $0.7 million. As of December 31, 2021, the Company had unfunded commitments on delayed draw term loans of $163.6 million, unfunded commitments on revolver term loans of $102.9 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $0.8 million. Please refer to Note 7 - Commitments and Contingencies for further detail of these unfunded commitments. We maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.
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
Dividend income from SLF is recorded on accrual basis once dividends are declared by SLF's board of directors. Distributions from SLF are evaluated at the time of distribution to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Company will not record distributions as dividend income unless there are sufficient accumulated tax-basis earnings and profit in SLF prior to distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.
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
    As of March 31, 2022, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR plus 2.59% and fixed rate debt, bearing a weighted average interest rate of 4.09% with a total carrying value (net of deferred financing costs) of $1,206.1 million. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 96 Basis Points	$(13,245)
(-) 50 Basis Points	$(6,887)
(+) 50 Basis Points	$6,887
(+) 100 Basis Points	$13,775
(+) 200 Basis Points	$27,550
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
    As of March 31, 2022, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition, and/or operating results. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
Because we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.
    As of March 31, 2022, we had approximately $1.2 billion of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $2.8 billion in total assets, (ii) a weighted average cost of funds of 3.41%, (iii) $1.3 billion in debt outstanding (i.e., assumes that the $610.0 million principal amount of our unsecured notes sold and the full $700.0 million available to us under our revolving credit facilities is outstanding), and (iv) $1.5 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(21.97)%	(12.48)%	(2.98)%	6.51%	16.01%
___________________
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our March 31, 2022 total assets of at least 1.57%.
As of March 31, 2022, the Wells Fargo Credit Facility provided for borrowings in an aggregate principal amount of up to $300.0 million on a committed basis, due August 28, 2025; the JPM Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, due August 28, 2023; the 2022 Notes provided borrowings in an aggregate principal amount of $150.0 million, due December 30, 2022; the 2023 Notes provided borrowings in an aggregate principal amount of $60.0 million, due May 30, 2023; the 2024 Notes provided borrowings in an aggregate principal amount of $100.0 million, due December 15, 2024; and the 2026 Notes provided borrowings in an aggregate principal amount of $300.0 million, due March 30, 2026. See Item 7 in the Annual Report filed on Form 10-K for more information about these financing arrangements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2022 through January 31, 2022	—	—	—	—
February 1, 2022 through February 28, 2022	2,927,837	$7.46	2,927,837	—
March 1, 2022 through March 31, 2022	—	—	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
    Not applicable.
ITEM 5. OTHER INFORMATION
    None.

ITEM 6. EXHIBITS
    The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1
Third Articles of Amendment and Restatement of the Registrant (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 10, 2017 and herein incorporated by reference).

3.2	Bylaws (previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on August 10, 2017 and herein incorporated by reference).

10.1	Form of Purchase Agreement between the Company and investors (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed on April 7, 2022 and herein incorporated by reference).

10.2	Form of Subscription Agreement between the Company and investors (filed as Exhibit 1.2 to the Company's Current Report on Form 8-K filed on April 7, 2022 and herein incorporated by reference).

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

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	May 13, 2022
/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 13, 2022