Form 10-Q
period 2022-06-30
Franklin BSP Lending Corp
filed 2022-08-12
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of August 9, 2022 was 218,841,301.

FRANKLIN BSP LENDING CORPORATION
FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $611,288 and $614,408, respectively)	$651,828	$657,414
Affiliate Investments, at fair value (amortized cost of $138,696 and $154,211, respectively)	90,727	110,952
Non-affiliate Investments, at fair value (amortized cost of $2,031,700 and $2,014,998, respectively)	2,014,400	2,010,598
Investments, at fair value (amortized cost of $2,781,684 and $2,783,617, respectively)	2,756,955	2,778,964
Cash and cash equivalents	16,448	42,774
Interest and dividends receivable	37,122	29,089
Receivable for unsettled trades	13,136	37,379
Prepaid expenses and other assets	4,442	6,749
Unrealized appreciation on forward currency exchange contracts	—	266
Total assets	$2,828,103	$2,895,221

LIABILITIES
Debt (net of deferred financing costs of $10,116 and $9,553, respectively)	$1,189,831	$1,272,274
Stockholder distributions payable	24,661	23,253
Management fees payable	10,549	10,499
Incentive fee on income payable	7,737	7,169
Accounts payable and accrued expenses	24,290	29,975
Payable for unsettled trades	195	34,394
Interest and debt fees payable	6,049	8,044
Directors' fees payable	28	121
Unrealized depreciation on forward currency exchange contracts	60	—
Total liabilities	1,263,400	1,385,729
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 450,000,000 shares authorized; 244,777,636 issued and 210,809,173 outstanding at June 30, 2022, and 232,419,916 issued and 201,610,757 outstanding at December 31, 2021	211	202
Additional paid in capital	1,982,856	1,913,365
Total distributable loss	(418,364)	(404,075)
Total net assets	1,564,703	1,509,492

Total liabilities and net assets	$2,828,103	$2,895,221

Net asset value per share	$7.42	$7.49
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Investment income:
From control investments
Interest income	$4,571	$2,791	$9,157	$6,271
Dividend income	15,754	13,666	32,034	27,499
Fee and other income	74	7	144	42
Total investment income from control investments	20,399	16,464	41,335	33,812
From affiliate investments
Interest income	1,396	2,517	3,277	4,875
Dividend income	137	1,179	621	2,057
Fee and other income	—	2,036	—	2,036
Total investment income from affiliate investments	1,533	5,732	3,898	8,968
From non-affiliate investments
Interest income	39,423	34,596	77,982	69,476
Dividend income	—	56	—	56
Fee and other income	2,042	1,401	3,957	2,370
Total investment income from non-affiliate investments	41,465	36,053	81,939	71,902
Interest from cash and cash equivalents	20	2	21	3
Total investment income	63,417	58,251	127,193	114,685
Operating expenses:
Management fees	10,494	9,462	20,997	19,036
Incentive fee on income	7,124	6,876	14,380	13,531
Interest and debt fees	13,393	11,032	25,677	20,632
Professional fees	1,126	1,133	1,979	2,412
Other general and administrative	1,602	1,429	3,009	3,030
Administrative services	198	181	393	362
Directors' fees	232	228	505	454
Total expenses	34,169	30,341	66,940	59,457

Income tax expense, including excise tax	752	403	2,731	1,103
Net investment income	28,496	27,507	57,522	54,125

Realized and unrealized gain (loss):
Net realized gain (loss)
Control investments	6,840	2	6,841	3
Affiliate investments	392	20,364	504	20,057
Non-affiliate investments	(1,253)	7,636	3,654	7,193
Net realized gain (loss) on foreign currency transactions	308	(853)	501	(1,381)
Net realized loss on extinguishment of debt	—	—	(1,769)	(1,286)
Total net realized gain	6,287	27,149	9,731	24,586
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net change in unrealized appreciation (depreciation) on investments
Control investments	(12,179)	(1,301)	(2,656)	(9,426)
Affiliate investments	(5,564)	(1,470)	(4,520)	19,412
Non-affiliate investments	(5,100)	14,241	(12,900)	44,115
Net change in deferred taxes	(107)	—	122	—
Total net change in unrealized appreciation (deprecation) on investments, net of change in deferred taxes	(22,950)	11,470	(19,954)	54,101
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	214	595	(325)	888
Net realized and unrealized gain (loss)	(16,449)	39,214	(10,548)	79,575
Net increase in net assets resulting from operations	$12,047	$66,721	$46,974	$133,700

Per share information - basic and diluted
Net investment income	$0.14	$0.14	$0.28	$0.27
Net increase in net assets resulting from operations	$0.06	$0.33	$0.23	$0.67
Weighted average shares outstanding	205,577,018	199,172,026	203,038,687	199,753,150

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the six months ended June 30,
	2022	2021
Operations:
Net investment income	$57,522	$54,125
Net realized gain from investments	10,999	27,253
Net realized gain (loss) on foreign currency transactions	501	(1,381)
Net realized loss on extinguishment of debt	(1,769)	(1,286)
Net change in unrealized appreciation (depreciation) on investments	(20,076)	54,101
Net change in deferred taxes	122	—
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	(325)	888
Net increase in net assets resulting from operations	46,974	133,700
Stockholder distributions:
Distributions	(61,263)	(39,657)
Net decrease in net assets from stockholder distributions	(61,263)	(39,657)
Capital share transactions:
Issuance of common stock, net of issuance costs	79,441	—
Reinvestment of stockholder distributions	13,630	9,145
Repurchases of common stock	(23,571)	(19,532)
Net increase (decrease) in net assets from capital share transactions	69,500	(10,387)
Total increase in net assets	55,211	83,656
Net assets at beginning of period	1,509,492	1,399,755
Net assets at end of period	$1,564,703	$1,483,411

Net asset value per common share	$7.42	$7.43
Common shares outstanding at end of period	210,809,173	199,773,641

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the six months ended June 30,
	2022	2021
Operating activities:
Net increase in net assets resulting from operations	$46,974	$133,700
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(5,472)	(2,555)
Net accretion of discount on investments	(4,326)	(4,683)
Amortization of deferred financing costs	1,456	1,605
Amortization of discount on unsecured notes	619	433
Sales and repayments of investments	216,780	483,587
Purchases of investments	(194,050)	(623,054)
Net realized gain from investments	(10,999)	(27,253)
Net realized (gain) loss on foreign currency transactions	(501)	1,381
Net realized loss on extinguishment of debt	1,769	1,286
Net change in unrealized (appreciation) depreciation on investments	20,076	(54,101)
Net change in unrealized (appreciation) depreciation from forward currency exchange contracts	325	(888)
(Increase) decrease in operating assets:
Interest and dividends receivable	(8,033)	(10,994)
Receivable for unsettled trades	24,243	(7,367)
Prepaid expenses and other assets	2,307	429
Increase (decrease) in operating liabilities:
Management fees payable	50	14
Incentive fee on income payable	568	1,381
Accounts payable and accrued expenses	(5,553)	8,003
Payable for unsettled trades	(34,199)	(144,905)
Interest and debt fees payable	(1,995)	379
Directors' fees payable	(93)	(24)
Net cash provided by (used in) operating activities	49,946	(243,626)

Financing activities:
Proceeds from issuance of shares of common stock, net	79,441	—
Repurchases of common stock	(23,571)	(19,532)
Proceeds from debt	129,000	784,994
Payments on debt	(211,500)	(509,100)
Payments of financing costs	(3,918)	(708)
Stockholder distributions	(46,225)	(30,670)
Net cash provided by (used in) financing activities	(76,773)	224,984

Net decrease in cash and cash equivalents	(26,827)	(18,642)
Effect of foreign currency exchange rates	501	(1,381)
Cash and cash equivalents, beginning of period	42,774	53,182
Cash and cash equivalents, end of period	$16,448	$33,159
Supplemental information:
Interest paid during the period	$25,416	$9,022
Net taxes, including excise tax, paid (refunds received) for the period	$1,808	$(297)
Distributions reinvested	$13,630	$9,145
Assets and liabilities exchanged for interest in FBLC Senior Loan Fund, LLC (Note 3)	$—	$262,544
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2022
(Unaudited)

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 117.9% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+7.50% (9.63%), 3/4/2027	$10,441	$10,281	$10,600	0.7%
1236904 BC, Ltd. (c) (h) (i)	Software/Services	L+5.50% (7.13%), 3/4/2027	18,545	18,041	17,933	1.1%
Absolute Software Corp. (a) (c) (h) (i)	Software/Services	L+6.00% (8.25%), 7/1/2027	46,172	45,402	45,401	2.9%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+6.25% (8.22%), 5/7/2027	13,703	13,481	13,481	0.9%
ADCS Clinics Intermediate Holdings, LLC (c)	Healthcare	L+6.25% (7.74%), 5/7/2027	2,812	2,812	2,767	0.2%
Arch Global Precision, LLC (c)	Industrials	L+4.75% (7.00%), 4/1/2026	2,368	2,368	2,369	0.2%
Arch Global Precision, LLC (c) (h) (i)	Industrials	L+4.75% (7.00%), 4/1/2026	7,518	7,491	7,518	0.5%
Arctic Holdco, LLC (c) (i)	Paper & Packaging	L+6.00% (8.25%), 12/23/2026	10,582	10,582	10,423	0.7%
Arctic Holdco, LLC (c)	Paper & Packaging	L+6.00% (8.25%), 12/23/2026	1,830	1,829	1,802	0.1%
Arctic Holdco, LLC (c) (h) (i)	Paper & Packaging	L+6.00% (8.25%), 12/23/2026	50,399	49,435	49,643	3.2%
Armada Parent, Inc. (c) (h)	Industrials	L+5.75% (6.99%), 10/29/2027	44,943	44,145	44,143	2.8%
Aventine Holdings, LLC (c)	Media/Entertainment	L+6.00% (7.61%) 4.00% PIK, 6/18/2027	9,116	9,116	8,951	0.6%
Aventine Holdings, LLC (c)	Media/Entertainment	10.25% PIK, 6/18/2027	23,589	23,081	23,056	1.5%
Aventine Holdings, LLC (c) (i)	Media/Entertainment	L+6.00% (7.61%) 4.00% PIK, 6/18/2027	25,670	25,215	25,205	1.6%
Axiom Global, Inc. (c) (h) (i)	Business Services	L+5.50% (6.49%), 10/1/2026	20,421	20,282	20,421	1.3%
BCPE Oceandrive Buyer, Inc. (c) (i)	Healthcare	L+6.25% (8.50%), 12/29/2028	3,416	3,416	3,345	0.2%
BCPE Oceandrive Buyer, Inc. (c) (i)	Healthcare	L+6.25% (8.50%), 12/29/2028	20,499	20,070	20,070	1.3%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+6.25% (7.85%), 12/30/2026	1,142	1,142	1,118	0.1%
Bearcat Buyer, Inc. (c) (i)	Healthcare	L+4.25% (6.50%), 7/9/2026	150	150	150	0.0%
Bearcat Buyer, Inc. (c) (i)	Healthcare	L+4.25% (6.50%), 7/9/2026	723	723	723	0.0%
Black Mountain Sand, LLC (c)	Energy	L+9.00% (10.51%), 6/30/2024	15,469	15,416	15,469	1.0%
Capstone Logistics (c)	Transportation	L+4.75% (6.42%), 11/12/2027	1,121	1,121	1,121	0.1%
Capstone Logistics (c) (h)	Transportation	L+4.75% (6.42%), 11/12/2027	19,111	18,972	19,111	1.2%
CDS U.S. Intermediate Holdings, Inc. (a) (h) (i) (p)	Media/Entertainment	L+6.00% (8.23%), 11/24/2025	5,570	5,521	5,447	0.3%
CHA Holdings, Inc. (c) (i)	Business Services	L+4.50% (6.75%), 4/10/2025	517	495	517	0.0%
Chudy Group, LLC (c)	Healthcare	L+5.75% (6.75%), 6/30/2027	574	574	574	0.0%
Chudy Group, LLC (c) (h)	Healthcare	L+5.75% (6.75%), 6/30/2027	20,497	20,241	20,497	1.3%
Cobblestone Intermediate Holdco, LLC (c) (i)	Consumer	L+5.50% (7.17%), 1/29/2026	14,938	14,862	14,938	1.0%
Cobblestone Intermediate Holdco, LLC (c)	Consumer	L+5.50% (7.17%), 1/29/2026	6,129	6,129	6,130	0.4%
Cold Spring Brewing, Co. (c) (h) (i)	Food & Beverage	L+4.75% (5.81%), 12/19/2025	7,034	6,993	7,034	0.4%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2022
(Unaudited)

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Communication Technology Intermediate, LLC (c) (h)	Business Services	L+5.50% (7.17%), 5/5/2027	$17,981	$17,691	$17,981	1.1%
Communication Technology Intermediate, LLC (c) (i)	Business Services	L+5.50% (7.17%), 5/5/2027	6,255	6,255	6,255	0.4%
Communication Technology Intermediate, LLC (c)	Business Services	L+5.50% (7.12%), 5/5/2027	205	205	205	0.0%
Corfin Industries, LLC (c)	Industrials	L+5.75% (7.33%), 12/27/2027	1,606	1,606	1,606	0.1%
Corfin Industries, LLC (c) (h) (i)	Industrials	L+5.75% (6.76%), 2/5/2026	16,436	16,224	16,436	1.1%
Cornerstone Chemical, Co.	Chemicals	6.75%, 8/15/2024	14,850	14,453	13,278	0.8%
CRS-SPV, Inc. (c) (o)	Industrials	L+4.50% (6.17%), 3/8/2023	62	62	62	0.0%
Drilling Info Holdings, Inc. (c) (i)	Business Services	L+4.25% (5.92%), 7/30/2025	6,988	6,824	6,988	0.4%
Dynagrid Holdings, LLC (c) (h)	Utilities	L+6.00% (8.06%), 12/18/2025	3,916	3,840	3,840	0.2%
Dynagrid Holdings, LLC (c)	Utilities	L+6.00% (7.55%), 12/18/2025	452	452	452	0.0%
Dynagrid Holdings, LLC (c) (i)	Utilities	L+6.00% (8.25%), 12/18/2025	14,264	14,053	14,264	0.9%
Eliassen Group, LLC (c) (i)	Business Services	S+5.75% (7.80%), 4/14/2028	11,615	11,501	11,501	0.7%
FGT Purchaser, LLC (c) (h)	Consumer	L+5.50% (6.51%), 9/13/2027	21,338	20,968	20,967	1.3%
Foresight Energy Operating, LLC (p)	Energy	L+8.00% (10.25%), 6/30/2027	1,084	1,084	1,072	0.1%
Galway Borrower, LLC (c) (h)	Financials	L+5.25% (7.50%), 9/29/2028	27,397	26,959	26,906	1.7%
Geosyntec Consultants, Inc. (c)	Business Services	S+5.25% (6.76%), 5/16/2029	27,373	26,902	26,902	1.7%
Green Energy Partners/Stonewall, LLC (c)	Utilities	L+6.00% (8.25%), 11/12/2026	10,296	10,116	10,296	0.7%
Health Plan One, Inc. (c)	Financials	L+7.50% (9.75%), 7/16/2025	10,695	10,370	10,695	0.7%
Higginbotham Insurance Agency, Inc. (c) (h)	Financials	L+5.50% (7.17%), 11/25/2026	14,700	14,573	14,700	0.9%
Higginbotham Insurance Agency, Inc. (c)	Financials	L+5.50% (6.56%), 11/25/2026	956	956	956	0.1%
Hospice Care Buyer, Inc. (c)	Healthcare	L+6.50% (8.08%), 12/9/2026	4,553	4,553	4,502	0.3%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+6.50% (7.74%), 12/9/2026	24,437	23,865	24,161	1.5%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+6.50% (7.74%), 12/9/2026	18,099	17,753	17,895	1.1%
Hospice Care Buyer, Inc. (c)	Healthcare	P+5.50% (10.25%), 12/9/2026	2,141	2,141	2,117	0.1%
ICR Operations, LLC (c) (h)	Business Services	L+5.25% (6.92%), 11/22/2028	42,559	41,781	41,780	2.7%
ICR Operations, LLC (c)	Business Services	L+5.25% (6.92%), 11/22/2027	1,545	1,544	1,517	0.1%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+5.25% (7.50%), 7/31/2024	45	45	45	0.0%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	L+5.25% (7.50%), 7/31/2024	30,683	30,467	30,683	2.0%
IG Investments Holdings, LLC (c) (h)	Business Services	L+6.00% (8.25%), 9/22/2028	17,718	17,403	17,550	1.1%
IG Investments Holdings, LLC (c) (h)	Business Services	L+6.00% (8.25%), 9/22/2028	319	316	316	0.0%
IG Investments Holdings, LLC (c)	Business Services	P+5.00% (9.75%), 9/22/2027	382	382	379	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2022
(Unaudited)

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Indigo Buyer, Inc. (c)	Paper & Packaging	S+5.75% (7.18%), 5/23/2028	$605	$605	$593	0.0%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+5.75% (7.18%), 5/23/2028	21,333	20,914	20,915	1.3%
Integrated Efficiency Solutions, Inc. (c) (o)	Industrials	7.50%, 12/31/2025	180	180	180	0.0%
Integrated Efficiency Solutions, Inc. (c) (o)	Industrials	7.50%, 12/31/2025	1,428	1,428	1,428	0.1%
Integrated Global Services, Inc. (c) (i)	Industrials	L+6.00% (7.34%), 2/4/2026	11,327	11,191	11,011	0.7%
Integrated Global Services, Inc. (c)	Industrials	L+6.00% (7.62%), 2/4/2026	1,420	1,420	1,380	0.1%
Internap Corp. (c) (h) (o)	Business Services	L+6.50% (7.90%), 5/8/2025	6,470	6,470	5,707	0.4%
International Cruise & Excursions, Inc. (c) (i)	Business Services	S+5.35% (6.88%), 6/6/2025	4,875	4,853	4,437	0.3%
IQN Holding Corp. (c) (i)	Software/Services	S+5.50% (6.90%), 5/2/2029	11,051	10,943	10,943	0.7%
K2 Intelligence Holdings, Inc. (c) (h) (i)	Business Services	L+5.75% (8.00%), 9/23/2024	7,685	7,616	7,151	0.5%
KidKraft, Inc. (c)	Consumer	L+5.00% (6.00%), 8/15/2022	1,060	984	1,060	0.1%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,983	2,983	2,481	0.2%
Knowledge Pro Buyer, Inc. (c) (i)	Business Services	L+5.75% (7.44%), 12/10/2027	24,676	24,228	24,227	1.5%
Knowledge Pro Buyer, Inc. (c)	Business Services	P+4.75% (9.50%), 12/10/2027	466	466	457	0.0%
Labrie Environmental Group, LLC (a) (c) (h)	Industrials	L+5.50% (7.17%), 9/1/2026	22,466	22,154	22,466	1.4%
Lakeland Tours, LLC (c) (h) (i)	Education	L+7.50% (8.75%) 6.00% PIK, 9/25/2025	4,432	4,117	3,989	0.3%
Lakeland Tours, LLC (c) (h) (i)	Education	13.25% PIK, 9/25/2027	5,015	3,471	3,761	0.2%
Lakeview Health Holdings, Inc. (c) (o)	Healthcare	P+6.00% (10.75%) PIK, 10/15/2024	538	538	538	0.0%
Lakeview Health Holdings, Inc. (c) (o) (t)	Healthcare	P+4.50% (9.25%) PIK, 10/15/2024	1,640	664	518	0.0%
LightSquared, LP	Telecom	15.50% PIK, 11/1/2023	1,933	1,933	1,053	0.1%
Manna Pro Products, LLC (c)	Consumer	L+6.00% (7.20%), 12/10/2026	4,013	4,013	4,013	0.3%
Manna Pro Products, LLC (c) (i)	Consumer	L+6.00% (7.67%), 12/10/2026	33,082	32,477	33,082	2.1%
Manna Pro Products, LLC (c)	Consumer	L+6.00% (7.62%), 12/10/2026	1,759	1,759	1,759	0.1%
McDonald Worley, P.C. (c)	Business Services	26.00% PIK, 12/31/2024	12,296	12,296	11,583	0.7%
MCS Acquisition Corp. (c)	Business Services	L+6.00% (7.00%), 10/2/2025	776	776	776	0.1%
Medical Depot Holdings, Inc. (h) (i)	Healthcare	L+9.50% (10.51%) 4.00% PIK, 6/1/2025	20,232	19,875	19,220	1.2%
Medical Management Resource Group, LLC (c)	Healthcare	L+5.75% (6.50%), 9/30/2027	1,008	1,008	990	0.1%
Medical Management Resource Group, LLC (c) (h)	Healthcare	L+5.75% (6.50%), 9/30/2027	16,058	15,777	15,777	1.0%
MGTF Radio Company, LLC (c) (o)	Media/Entertainment	L+6.00% (7.67%), 4/1/2024	49,271	49,221	41,708	2.7%
Midwest Can Company, LLC (c) (h) (i)	Paper & Packaging	L+6.00% (8.25%), 3/2/2026	32,220	31,792	32,220	2.1%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+6.50% (8.81%), 3/15/2024	11,288	11,211	11,288	0.7%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2022
(Unaudited)

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+6.50% (8.81%), 3/15/2024	$10,324	$10,241	$10,324	0.7%
Mirra-Primeaccess Holdings, LLC (c) (h)	Healthcare	L+6.50% (8.17%), 7/29/2026	49,074	48,274	49,074	3.1%
Mirra-Primeaccess Holdings, LLC (c)	Healthcare	L+6.50% (8.12%), 7/29/2026	5,870	5,870	5,870	0.4%
Muth Mirror Systems, LLC (c) (h) (i)	Technology	L+6.75% (7.75%), 4/23/2025	14,981	14,840	13,760	0.9%
New Star Metals, Inc. (c) (h) (i)	Industrials	L+5.00% (7.26%), 1/9/2026	32,635	32,255	32,635	2.1%
Norvax, LLC (c)	Business Services	L+6.50% (8.15%), 9/13/2024	893	893	862	0.1%
NTM Acquisition Corp. (c) (h) (i)	Media/Entertainment	L+7.25% (9.50%) 1.00% PIK, 6/7/2024	21,113	21,113	20,543	1.3%
Odessa Technologies, Inc. (c) (h)	Software/Services	L+5.75% (7.35%), 10/19/2027	14,415	14,160	14,160	0.9%
ORG GC Holdings, LLC (c) (o)	Business Services	L+6.50% (8.76%) PIK, 11/29/2026	8,660	8,660	8,660	0.6%
Pie Buyer, Inc. (c) (i)	Food & Beverage	S+5.50% (6.50%), 4/5/2027	2,093	2,053	2,053	0.1%
Pie Buyer, Inc. (c) (i)	Food & Beverage	L+5.50% (8.38%), 4/5/2027	28,176	27,505	27,638	1.8%
Pie Buyer, Inc. (c)	Food & Beverage	L+5.50% (6.56%), 4/5/2027	6,098	6,098	5,982	0.4%
PlayPower, Inc. (c) (h) (i)	Industrials	L+5.50% (7.75%), 5/8/2026	23,828	23,631	21,922	1.4%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (9.00%), 4/6/2027	18,826	18,527	18,514	1.2%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (9.00%), 4/6/2027	6,728	6,616	6,616	0.4%
Point Broadband Acquisition, LLC (c) (h)	Telecom	L+6.00% (7.00%), 10/2/2028	19,243	18,814	18,814	1.2%
Premier Global Services, Inc. (c) (t)	Telecom	P+5.50% (10.25%), 6/8/2023	5,024	4,908	—	—%
Premier Global Services, Inc. (c) (t)	Telecom	P+5.50% (10.25%), 12/8/2022	969	969	239	0.0%
Prototek, LLC (c) (h)	Industrials	L+5.75% (6.81%), 10/20/2026	11,116	10,936	11,060	0.7%
Prototek, LLC (c)	Industrials	L+5.75% (7.78%), 10/20/2026	1,354	1,354	1,348	0.1%
PSKW, LLC (c) (h) (i)	Healthcare	L+6.25% (7.92%), 3/9/2026	29,325	28,874	29,325	1.9%
Questex, Inc. (c) (h) (i)	Media/Entertainment	L+5.00% (6.70%), 9/9/2024	15,582	15,468	14,991	1.0%
Reddy Ice Corp. (c)	Food & Beverage	L+6.50% (7.62%), 7/1/2024	440	440	432	0.0%
Reddy Ice Corp. (c)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	1,798	1,787	1,763	0.1%
Reddy Ice Corp. (c)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	1,469	1,469	1,440	0.1%
Reddy Ice Corp. (c)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	4,838	4,838	4,744	0.3%
Reddy Ice Corp. (c) (h) (i)	Food & Beverage	L+6.50% (7.50%), 7/1/2025	19,049	18,763	18,677	1.2%
Relativity Oda, LLC (c) (i)	Software/Services	L+8.15% (9.15%) PIK, 5/12/2027	5,031	4,938	4,873	0.3%
REP TEC Intermediate Holdings, Inc. (c) (h) (i)	Software/Services	L+6.50% (8.76%), 6/19/2025	28,636	28,219	28,192	1.8%
Roadsafe Holdings, Inc. (c)	Industrials	P+4.75% (9.50%), 10/19/2027	5,296	5,296	5,209	0.3%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2022
(Unaudited)

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Roadsafe Holdings, Inc. (c) (i)	Industrials	L+5.75% (7.76%), 10/19/2027	$7,792	$7,665	$7,665	0.5%
RSC Acquisition, Inc. (c) (i)	Financials	S+5.50% (7.70%), 10/30/2026	11,051	11,035	11,051	0.7%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	L+6.00% (7.83%), 11/18/2027	33,157	32,562	32,561	2.1%
Sherlock Buyer Corp. (c) (i)	Business Services	L+5.75% (6.74%), 12/8/2028	11,096	10,892	10,892	0.7%
Simplifi Holdings, Inc. (c) (h)	Media/Entertainment	L+5.50% (6.46%), 10/1/2027	35,283	34,665	34,665	2.2%
Skillsoft Corp. (a) (h)	Technology	S+5.25% (6.19%), 7/14/2028	1,453	1,434	1,345	0.1%
St. Croix Hospice Acquisition Corp. (c)	Healthcare	L+6.00% (8.07%), 10/30/2026	1,579	1,579	1,579	0.1%
St. Croix Hospice Acquisition Corp. (c) (i)	Healthcare	L+6.00% (7.24%), 10/30/2026	25,550	25,181	25,550	1.6%
Striper Buyer, LLC (c) (h)	Paper & Packaging	L+5.50% (7.17%), 12/30/2026	12,330	12,236	12,330	0.8%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+6.75% (9.06%), 12/31/2023	4,673	4,653	4,673	0.3%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+6.75% (9.06%), 12/31/2023	7,104	7,083	7,104	0.5%
Subsea Global Solutions, LLC (c)	Business Services	L+6.75% (7.75%), 12/31/2023	623	623	623	0.0%
SunMed Group Holdings, LLC (c) (h)	Healthcare	L+5.75% (8.00%), 6/16/2028	9,009	8,875	8,875	0.6%
SunMed Group Holdings, LLC (c)	Healthcare	L+5.75% (7.90%), 6/16/2027	288	288	284	0.0%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+6.00% (10.00%) PIK, 3/31/2023	6,937	3,833	486	0.0%
Tax Defense Network, LLC (c) (p) (t)	Consumer	10.00% PIK, 3/31/2023	4,054	2,986	4,054	0.3%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+6.00% (10.00%) PIK, 3/31/2023	39,079	21,646	2,736	0.2%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+4.00% (4.79%), 5/18/2028	3,458	3,443	3,458	0.2%
Tillamook Country Smoker, LLC (c) (h)	Food & Beverage	L+7.75% (9.42%), 8/19/2022	9,527	9,527	9,527	0.6%
Tillamook Country Smoker, LLC (c)	Food & Beverage	L+7.75% (9.42%), 8/19/2022	2,561	2,561	2,561	0.2%
Trinity Air Consultants Holdings Corp. (c)	Business Services	L+5.25% (6.00%), 6/29/2027	3,836	3,836	3,772	0.2%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+5.25% (7.08%), 6/29/2027	20,424	20,084	20,083	1.3%
Triple Lift, Inc. (c)	Software/Services	S+5.75% (7.17%), 5/5/2028	1,265	1,265	1,265	0.1%
Triple Lift, Inc. (c) (i)	Software/Services	S+5.75% (6.58%), 5/5/2028	28,406	27,918	28,406	1.8%
University of St. Augustine Acquisition Corp. (c) (h) (i)	Education	L+4.25% (5.92%), 2/2/2026	23,399	23,099	23,399	1.5%
Urban One, Inc.	Media/Entertainment	7.38%, 2/1/2028	1,561	1,561	1,337	0.1%
US Oral Surgery Management Holdco, LLC (c)	Healthcare	L+5.50% (7.76%), 11/18/2027	428	428	425	0.0%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare	L+5.50% (6.96%), 11/18/2027	12,173	11,955	12,079	0.8%
US Salt Investors, LLC (c) (h)	Chemicals	L+5.50% (7.75%), 7/19/2028	20,032	19,686	19,658	1.3%
Vantage Mobility International, LLC (c) (p) (t)	Transportation	L+6.00% (7.00%) 4.50% PIK, 3/21/2024	1,932	251	—	—%
Vantage Mobility International, LLC (c) (p)	Transportation	L+6.00% (7.07%) 4.50% PIK, 3/21/2024	248	244	248	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2022
(Unaudited)

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Vensure Employer Services, Inc. (c) (i)	Business Services	L+4.75% (6.83%), 4/1/2027	$11,564	$11,494	$11,564	0.7%
Victors CCC Buyer, LLC (c)	Business Services	P+4.75% (9.50%), 6/2/2029	397	397	390	0.0%
Victors CCC Buyer, LLC (c)	Business Services	S+5.75% (7.75%), 6/2/2029	17,032	16,695	16,695	1.1%
Westwood Professional Services, Inc. (c)	Business Services	L+6.00% (7.06%), 5/26/2026	1,007	1,007	992	0.1%
Westwood Professional Services, Inc. (c) (i)	Business Services	L+6.00% (7.06%), 5/26/2026	8,604	8,470	8,475	0.5%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	L+5.75% (8.00%), 6/22/2028	29,272	28,773	28,772	1.8%
WHCG Purchaser III, Inc. (c)	Healthcare	L+5.75% (8.00%), 6/22/2028	7,113	7,113	6,992	0.4%
WIN Holdings III Corp. (c) (h)	Consumer	L+5.75% (8.63%), 7/16/2028	31,468	30,925	30,924	2.0%
WIN Holdings III Corp. (c)	Consumer	L+5.75% (8.63%), 7/16/2026	890	890	875	0.1%
WMK, LLC (c) (i)	Business Services	L+5.75% (8.00%), 9/5/2025	2,545	2,538	2,545	0.2%
WMK, LLC (c)	Business Services	L+5.75% (6.76%), 9/5/2025	351	349	351	0.0%
WMK, LLC (c) (h) (i)	Business Services	L+5.75% (6.79%), 9/5/2025	18,069	17,905	18,069	1.2%
WMK, LLC (c)	Business Services	L+5.75% (6.99%), 9/5/2024	2,618	2,618	2,618	0.2%
Subtotal Senior Secured First Lien Debt				$1,882,170	$1,844,648	117.9%

Senior Secured Second Lien Debt - 15.1% (b)
Accentcare, Inc. (c) (h)	Healthcare	L+8.75% (10.83%), 6/21/2027	$30,152	$29,639	$28,795	1.8%
Anchor Glass Container Corp. (c) (t)	Paper & Packaging	L+7.75% (8.75%), 12/7/2024	6,667	6,469	2,003	0.1%
Aruba Investments Holdings, LLC (i)	Chemicals	L+7.75% (9.38%), 11/24/2028	3,759	3,714	3,552	0.2%
Astro AB Merger Sub, Inc. (a) (c) (h)	Financials	L+8.00% (9.24%), 4/30/2025	8,162	8,142	8,080	0.5%
Carlisle FoodService Products, Inc. (c) (h)	Consumer	L+7.75% (8.81%), 3/20/2026	10,719	10,619	10,166	0.7%
CDS U.S. Intermediate Holdings, Inc. (a) (p)	Media/Entertainment	L+8.00% (10.23%) 7.00% PIK, 11/24/2027	10,693	10,644	10,440	0.7%
CommerceHub, Inc. (c) (h)	Technology	L+7.00% (9.25%), 12/29/2028	12,360	12,310	10,506	0.7%
Corelogic, Inc. (c) (h)	Business Services	L+6.50% (8.19%), 6/4/2029	10,808	10,714	9,641	0.6%
HAH Group Holding Company, LLC (c) (h)	Healthcare	L+8.50% (10.76%), 10/30/2028	12,445	12,198	12,445	0.8%
Integrated Efficiency Solutions, Inc. (c) (o)	Industrials	10.00% PIK, 12/31/2026	1,509	918	640	0.0%
Mercury Merger Sub, Inc. (c) (h)	Business Services	L+6.50% (7.50%), 8/2/2029	13,965	13,862	13,518	0.9%
ORG GC Holdings, LLC (c) (o)	Business Services	18.00% PIK, 11/29/2027	3,757	3,757	3,673	0.2%
PetVet Care Centers, LLC (c) (h)	Healthcare	L+6.25% (7.92%), 2/13/2026	3,539	3,531	3,510	0.2%
Project Boost Purchaser, LLC (c)	Business Services	L+8.00% (9.67%), 5/31/2027	1,848	1,848	1,848	0.1%
Proofpoint, Inc. (h)	Software/Services	L+6.25% (7.83%), 8/31/2029	8,541	8,503	8,157	0.5%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2022
(Unaudited)

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
QuickBase, Inc. (c)	Technology	L+8.00% (9.67%), 4/2/2027		$7,484	$7,395	$7,484	0.5%
RealPage, Inc. (c) (i)	Software/Services	L+6.50% (8.17%), 4/23/2029		13,647	13,472	13,664	0.9%
Recess Holdings, Inc. (c) (h)	Industrials	L+7.75% (8.75%), 9/29/2025		16,134	16,020	16,134	1.0%
River Cree Enterprises, LP (a) (c) (m)	Gaming/Lodging	10.00%, 5/17/2025	CAD	21,275	16,509	16,527	1.1%
SSH Group Holdings, Inc. (c) (h)	Education	L+8.25% (10.50%), 7/30/2026		10,122	10,070	10,122	0.6%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+6.75% (7.54%), 5/18/2029		3,275	3,247	3,275	0.2%
Travelpro Products, Inc. (a) (c)	Consumer	13.00%, 2.00% PIK, 11/20/2022		2,953	2,953	2,953	0.2%
Travelpro Products, Inc. (a) (c) (m)	Consumer	13.00%, 2.00% PIK, 11/20/2022	CAD	3,411	2,645	2,650	0.2%
USIC Holdings, Inc. (c) (h)	Business Services	L+6.50% (8.17%), 5/14/2029		5,798	5,748	5,721	0.4%
Vantage Mobility International, LLC (c) (p) (t)	Transportation	L+6.00% (7.07%) PIK, 3/21/2024		1,155	17	—	—%
Vantage Mobility International, LLC (c) (p) (t)	Transportation	L+6.00% (7.07%) PIK, 3/21/2024		3,750	2,914	—	—%
Victory Buyer, LLC (c) (h)	Industrials	L+7.00% (9.06%), 11/19/2029		31,686	31,387	31,369	2.0%
Subtotal Senior Secured Second Lien Debt					$249,245	$236,873	15.1%

Subordinated Debt - 7.1% (b)
Del Real, LLC (c)	Food & Beverage	16.00%, 12.00% PIK, 4/7/2023		$4,567	$3,914	$4,185	0.3%
Encina Equipment Finance, LLC (c) (o)	Financials	L+7.75% (9.00%), 12/31/2028		8,229	8,229	8,229	0.5%
Encina Equipment Finance, LLC (c) (o)	Financials	L+7.75% (9.00%), 12/31/2028		38,100	37,973	38,100	2.4%
Siena Capital Finance, LLC (c) (j) (o)	Financials	12.50%, 11/26/2026		61,000	60,994	61,000	3.9%
Subtotal Subordinated Debt					$111,110	$111,514	7.1%

Collateralized Securities - 2.1% (b)
Collateralized Securities - Debt Investments
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (p)	Diversified Investment Vehicles	L+11.00% (12.18%), 4/25/2031		$4,750	$4,594	$4,330	0.3%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (p)	Diversified Investment Vehicles	L+7.50% (8.56%), 1/20/2027		10,728	10,103	8,688	0.6%
Whitehorse, Ltd. 2014-1A E (a) (c) (p)	Diversified Investment Vehicles	L+4.55% (5.84%) PIK, 5/1/2026		8,048	7,969	6,931	0.4%
Collateralized Securities - Equity Investments (n)
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (k) (p)	Diversified Investment Vehicles	20.69%, 4/25/2031		$31,603	$12,690	$11,901	0.8%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 1/20/2027		31,575	6,285	—	—%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 3/20/2025		1,970	47	—	—%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026		1,886	134	—	—%
Whitehorse, Ltd. 2014-1A SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026		36,000	6,965	—	—%
Subtotal Collateralized Securities					$48,787	$31,850	2.1%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2022
(Unaudited)

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Equity/Other - 34.0% (b) (d)
Aden & Anais Holdings, Inc. (c) (e) (w)	Retail		4,470	$—	$—	—%
Answers Corp. (c) (e) (p)	Media/Entertainment		908,911	10,262	118	0.0%
Baker Hill Acquisition, LLC (c) (e)	Financials		22,653	—	—	—%
Black Mountain Sand, LLC (c) (e) (u)	Energy		55,463	—	967	0.1%
CDS U.S. Intermediate Holdings, Inc. (a) (e) (p)	Media/Entertainment		539,708	1,224	4,958	0.3%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (e) (p)	Media/Entertainment		874,000	437	2,360	0.2%
Clover Technologies Group, LLC (c) (e)	Industrials		180,274	1,153	23	0.0%
Clover Technologies Group, LLC (c) (e)	Industrials		2,753	275	516	0.0%
CRS-SPV, Inc. (c) (e) (o)	Industrials		246	2,219	1,470	0.1%
Danish CRJ, Ltd. (a) (c) (e) (o) (r)	Transportation		5,002	—	—	—%
Data Source Holdings, LLC (c) (e)	Business Services		10,617	140	287	0.0%
Del Real, LLC (c) (e) (u)	Food & Beverage		670,510	382	—	—%
Dyno Acquiror, Inc. (c) (e)	Consumer		134,102	58	21	0.0%
Encina Equipment Finance, LLC (c) (o) (u)	Financials		79,479	81,787	81,693	5.2%
FBLC Senior Loan Fund, LLC (a) (c) (j) (o)	Diversified Investment Vehicles		304,934	304,934	304,934	19.5%
First Eagle Greenway Fund II, LLC (a) (p)	Diversified Investment Vehicles		5,329	3,977	370	0.0%
Foresight Energy Operating, LLC (c) (e) (p) (u)	Energy		158,093	2,087	3,789	0.2%
HemaSource, Inc. (c) (e) (w)	Healthcare		223,503	168	277	0.0%
Integrated Efficiency Solutions, Inc. (c) (e) (o) (u)	Industrials		55,991	—	—	—%
Integrated Efficiency Solutions, Inc. (c) (e) (o) (u)	Industrials		57,427	—	—	—%
Internap Corp (c) (e) (o)	Business Services		1,293,189	543	1,552	0.1%
Jakks Pacific, Inc. (e) (p) (s)	Consumer		237,436	2,385	3,006	0.2%
Jakks Pacific, Inc. (c) (p)	Consumer		5,303	204	788	0.1%
Kahala Ireland OpCo Designated Activity Company (a) (c) (o) (y)	Transportation		1	—	11,176	0.7%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (o) (y)	Transportation		3,250,000	—	3,250	0.2%
Kahala US OpCo, LLC (a) (c) (e) (o) (x)	Transportation		4,413,472	—	—	—%
KidKraft, Inc. (c) (e) (u)	Consumer		2,682,257	—	2,682	0.2%
Lakeview Health Holdings, Inc. (c) (e) (o)	Healthcare		5,272	—	—	—%
McDonald Worley, P.C. (c) (e)	Business Services		20,167	20	804	0.1%
MCS Acquisition Corp. (c) (e)	Business Services		31,521	4,103	1,662	0.1%
MGTF Holdco, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Motor Vehicle Software Corp. (c) (e) (w)	Business Services		223,503	318	324	0.0%
ORG GC Holdings, LLC (c) (e) (o)	Business Services		93,380	212	—	—%
ORG GC Holdings, LLC (c) (e) (o)	Business Services		1,771	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (p)	Diversified Investment Vehicles		8,739	826	1,419	0.1%
Point Broadband Acquisition, LLC (c) (e) (u)	Telecom		2,550,487	2,550	2,550	0.2%
RMP Group, Inc. (c) (e) (u)	Financials		223	164	383	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2022
(Unaudited)

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Siena Capital Finance, LLC (c) (j) (o)	Financials		41,789,400	$42,499	$77,310	4.9%
Skillsoft Corp (a) (e) (s)	Technology		248,712	2,636	875	0.1%
Smile Brands, Inc. (c)	Healthcare		712	—	1,437	0.1%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
Tap Rock Resources, LLC (c) (g) (p) (u)	Energy		18,356,442	5,849	8,467	0.5%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		633,382	—	—	—%
Tennenbaum Waterman Fund, LP (a) (p)	Diversified Investment Vehicles		10,000	10,000	9,119	0.6%
Travelpro Products, Inc. (a) (c) (e)	Consumer		447,007	506	165	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		39,769	132	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		4,206	31	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		99,236	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		223	35	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		490	490	364	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		139	139	278	0.0%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		512,923	—	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		4,639,261	3,140	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		1,940,977	—	—	—%
World Business Lenders, LLC (c) (e)	Financials		922,669	3,750	2,676	0.2%
WPNT, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Wythe Will Tzetzo, LLC (c) (e) (u)	Food & Beverage		22,312	302	—	—%
YummyEarth, Inc. (c) (e)	Food & Beverage		223	—	—	—%
Subtotal Equity/Other				$490,372	$532,070	34.0%

TOTAL INVESTMENTS - 176.2% (b)				$2,781,684	$2,756,955	176.2%
Forward foreign currency contracts:

Counterparty	Contract to Deliver	In Exchange For	Maturity Date	Unrealized Depreciation
Goldman Sachs International	CAD 21,807	$16,859	8/17/2022	$60
_____________
(a)All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Qualifying assets represent 82.8% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.
(b)Percentages are based on net assets as of June 30, 2022.
(c)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(d)All amounts are in thousands except share amounts.
(e)Non-income producing at June 30, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2022
(Unaudited)

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
(l)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate ("SOFR" or "S"), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at June 30, 2022. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
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
(r)The Company's investment is held through the consolidated subsidiary, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.
(s)The investment is not a restricted security. All other securities are restricted securities.
(t)The investment is on non-accrual status as of June 30, 2022.
(u)Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.
(v)Unless otherwise indicated, all of the Company's investments or a portion thereof are pledged as collateral under the JPM Revolver Facility.
(w)The investment is held through BSP TCAP Acquisition Holdings LP, which is an affiliated acquisition entity utilized for the Triangle Transaction. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of June 30, 2022.
(x)The Company's investment is held through the consolidated subsidiaries, Kahala Aviation Holdings, LLC and Kahala Aviation US, Inc., which own 100% of the equity of the operating company, Kahala US OpCo LLC.
(y)The Company's investment is held through the consolidated subsidiary, Kahala Aviation Holdings, LLC, which owns 100% of the equity of the operating company, Kahala Ireland OpCo Designated Activity Company.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2022
(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2022:

	At June 30, 2022
	Investments at Fair Value	Percentage of Total Portfolio
Healthcare	$403,026	14.7%
Business Services	385,660	14.0%
Diversified Investment Vehicles (1)	347,692	12.6%
Financials	342,421	12.4%
Industrials	271,799	9.9%
Software/Services	208,724	7.6%
Media/Entertainment	193,779	7.0%
Consumer	143,455	5.2%
Paper & Packaging	129,929	4.7%
Food & Beverage	86,036	3.1%
Education	41,271	1.5%
Chemicals	36,488	1.3%
Transportation	34,906	1.3%
Technology	33,970	1.2%
Energy	29,764	1.1%
Utilities	28,852	1.0%
Telecom	22,656	0.8%
Gaming/Lodging	16,527	0.6%
Total	$2,756,955	100.0%
_____________
(1) Includes FBLC's investment in FBLC Senior Loan Fund, LLC, which represents 11.1% of the fair value of investments as of June 30, 2022.
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

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Whitehorse, Ltd. 2014-1A E (a) (c) (p)	Diversified Investment Vehicles	L+4.55% (4.68%), 5/1/2026	$8,000	$7,899	$7,171	0.5%
Collateralized Securities - Equity Investments (n)
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 1/20/2027	$31,575	$6,285	$—	—%
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (j) (k) (p)	Diversified Investment Vehicles	23.85%, 4/25/2031	31,603	15,223	17,114	1.1%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 3/20/2025	1,970	47	—	—%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026	1,886	134	—	—%
Whitehorse, Ltd. 2014-1A SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026	36,000	6,965	—	—%
Subtotal Collateralized Securities				$51,083	$37,097	2.5%

Equity/Other - 36.3% (b) (d)
Aden & Anais Holdings, Inc. (c) (e) (w)	Retail		4,470	$—	$—	—%
Answers Corp. (c) (e) (p)	Media/Entertainment		908,911	10,643	145	0.0%
Baker Hill Acquisition, LLC (c) (e) (w)	Financials		22,653	—	—	—%
Black Mountain Sand, LLC (c) (e) (u)	Energy		55,463	—	478	0.0%
CDS U.S. Intermediate Holdings, Inc. (a) (e) (p)	Media/Entertainment		539,708	1,224	5,442	0.4%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (e) (p)	Media/Entertainment		874,000	437	2,884	0.2%
Clover Technologies Group, LLC (c) (e)	Industrials		180,274	1,153	29	0.0%
Clover Technologies Group, LLC (c) (e)	Industrials		2,753	275	627	0.0%
CRS-SPV, Inc. (c) (e) (j) (o) (w)	Industrials		246	2,219	1,266	0.1%
Danish CRJ, Ltd. (a) (c) (e) (o) (r)	Transportation		5,002	—	—	—%
Data Source Holdings, LLC (c) (e) (w)	Business Services		10,617	140	276	0.0%
Del Real, LLC (c) (e) (u) (w)	Food & Beverage		670,510	382	—	—%
Dyno Acquiror, Inc. (c) (e) (w)	Consumer		134,102	58	107	0.0%
Encina Equipment Finance, LLC (c) (e) (o) (u)	Financials		79,479,085	81,693	81,693	5.4%
FBLC Senior Loan Fund, LLC (a) (c) (o) (z)	Diversified Investment Vehicles		304,934	304,934	304,934	20.2%
First Eagle Greenway Fund II, LLC (a) (j) (p)	Diversified Investment Vehicles		5,329	4,049	464	0.0%
Foresight Energy Operating, LLC (c) (e) (p) (u)	Energy		158,093	2,087	3,965	0.3%
HemaSource, Inc. (c) (e) (w)	Healthcare		223,503	168	268	0.0%
Integrated Efficiency Solutions, Inc. (c) (e) (o)	Industrials		55,991	—	—	—%
Integrated Efficiency Solutions, Inc. (c) (e) (o)	Industrials		57,427	—	—	—%
Internap Corp (c) (e) (p)	Business Services		1,293,189	543	1,552	0.1%
Jakks Pacific, Inc. (e) (p) (s)	Consumer		237,436	2,385	2,412	0.2%
Jakks Pacific, Inc. (c) (e) (p)	Consumer		5,303	185	785	0.1%
Kahala Ireland OpCo Designated Activity Company (a) (c) (o) (y)	Transportation		1	—	23,732	1.6%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (o) (y)	Transportation		3,250,000	—	3,250	0.2%
Kahala US OpCo, LLC (a) (c) (e) (o) (x)	Transportation	13.00%	4,413,472	—	—	—%
KidKraft, Inc. (c) (e) (u) (w)	Consumer		2,682,257	—	1,048	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Lakeview Health Holdings, Inc. (c) (e) (o) (w)	Healthcare		5,272	$—	$—	—%
McDonald Worley, P.C. (c) (e)	Business Services		248,600	104	1,272	0.1%
MCS Acquisition Corp. (c) (e)	Business Services		31,521	4,103	2,431	0.2%
MGTF Holdco, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Motor Vehicle Software Corp. (c) (e) (w)	Business Services		223,503	318	386	0.0%
New Constellis Holdings Inc. (c) (e) (w)	Business Services		2,316	67	—	—%
ORG GC Holdings, LLC (c) (e) (o)	Business Services		93,380	212	212	0.0%
ORG GC Holdings, LLC (c) (e) (o)	Business Services		1,771	—	—	—%
Park Ave RE Holdings, LLC (c) (e) (j) (o) (v)	Financials		719	1,623	4,461	0.3%
PennantPark Credit Opportunities Fund II, LP (a) (p)	Diversified Investment Vehicles		8,739	3,936	4,953	0.3%
Point Broadband Acquisition, LLC (c) (e)	Telecom		2,099,333	2,099	2,099	0.1%
PT Network, LLC (c) (e) (u)	Healthcare		3	—	2,813	0.2%
RMP Group, Inc. (c) (e) (u) (w)	Financials		223	164	340	0.0%
Schweiger Dermatology Group, LLC (c) (e) (u) (w)	Healthcare		265,024	—	—	—%
Siena Capital Finance, LLC (c) (j) (o) (z)	Financials		41,789,400	42,499	65,609	4.3%
Skillsoft Corp (a) (e) (s)	Technology		248,712	2,636	2,275	0.2%
Smile Brands, Inc. (c) (w)	Healthcare		712	—	1,437	0.1%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
Tap Rock Resources, LLC (c) (g) (p) (u)	Energy		18,356,442	6,490	8,742	0.6%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		633,382	—	—	—%
Team Waste, LLC (c) (e) (p) (u) (w)	Industrials		128,483	2,569	3,073	0.2%
Tennenbaum Waterman Fund, LP (a) (j) (p)	Diversified Investment Vehicles		10,000	10,000	9,764	0.6%
Travelpro Products, Inc. (a) (c) (e) (w)	Consumer		447,007	506	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		39,769	132	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		4,206	31	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		99,236	—	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		223	35	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		490	490	510	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		139	139	278	0.0%
Vantage Mobility International, LLC (c) (e) (p) (w)	Transportation		512,923	—	—	—%
Vantage Mobility International, LLC (c) (e) (p) (w)	Transportation		4,439,484	3,140	—	—%
Vantage Mobility International, LLC (c) (e) (p) (w)	Transportation		1,940,977	—	—	—%
World Business Lenders, LLC (c) (e)	Financials		922,669	3,750	2,676	0.2%
WPNT, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Wythe Will Tzetzo, LLC (c) (e) (u) (w)	Food & Beverage		22,312	302	—	—%
YummyEarth, Inc. (c) (e) (w)	Food & Beverage		223	—	—	—%
Subtotal Equity/Other				$498,355	$548,688	36.3%

TOTAL INVESTMENTS - 184.1% (b)				$2,783,617	$2,778,964	184.1%
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
(w)The investment is held through BSP TCAP Acquisition Holdings LP, which is an affiliated acquisition entity utilized for the Triangle Transaction. Due to
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of December 31, 2021.
(x)The Company's investment is held through the consolidated subsidiaries, Kahala Aviation Holdings, LLC and Kahala Aviation US, Inc., which own 100% of the equity of the operating company, Kahala US OpCo LLC.
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

Note 1 — Organization and Basis of Presentation
Franklin BSP Lending Corporation (the “Company” or "FBLC") is an externally managed, non-diversified closed-end management investment company incorporated in Maryland in May 2010 that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“the 1940 Act”). In addition, the Company has elected to be treated for tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s investment activities are managed by Franklin BSP Lending Adviser, L.L.C. (the “Adviser”), a subsidiary of Benefit Street Partners L.L.C. (“BSP”) and supervised by the Company’s Board of Directors ("Board" or "Board of Directors"), a majority of whom are independent of the Adviser and its affiliates. As a BDC, the Company is required to comply with certain regulatory requirements.
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
    On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. As of June 30, 2022, the Company had issued 244.8 million shares of common stock for gross proceeds of $2.5 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of June 30, 2022, the Company had repurchased a cumulative 34.0 million shares of common stock through its share repurchase program for payments of $282.8 million.
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
For the period ended June 30, 2022
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
    We have also formed and expect to continue to form consolidated subsidiaries (the “Consolidated Holding Companies”). The Company consolidates the following subsidiaries for accounting purposes: FBLC Funding I, LLC (“Funding I”), FBLC 57th Street Funding, LLC ("57th Street") and 54th Street Equity Holdings, Inc. Prior to February 18, 2022, the Company also consolidated BDCA Asset Financing, LLC ("BDCA Asset Financing"); and prior to January 20, 2021, the Company consolidated BDCA-CB Funding, LLC (“CB Funding”). Refer to Note 3 and Note 5 for more information. The Company owns 100% of the equity of Kahala Aviation Holdings, LLC and Kahala Aviation US, Inc., which are consolidated for accounting purposes. All significant intercompany balances and transactions have been eliminated in consolidation.
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
For the period ended June 30, 2022
(Unaudited)

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
•The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and
•The Board of Directors determines the fair value of each investment, in good faith, based on the input of the Adviser and independent valuation firm (to the extent applicable). On August 10, 2022, pursuant to Rule 2a-5, the Board has designated the Adviser as the Company's valuation designee (the "Valuation Designee") to perform fair value determinations relating to the value of assets held by the Company. The Adviser also has established a Valuation Committee to assist the Adviser in carrying out its designated responsibilities that the Board has designated to the Adviser as Valuation Designee, subject to oversight of the Board.
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
For the period ended June 30, 2022
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
    Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. For the periods ended June 30, 2022 and 2021, the Company did not incur any offering costs subject to the Adviser limitation.
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
    The Company may fund cash distributions to stockholders from any sources of funds available to the Company, including advances from the Adviser that are subject to reimbursement, as well as offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. The Company has not established limits on the amount of funds it may use from available sources to make distributions. See Note 14 - Income Tax Information and Distributions to Stockholders for additional information.
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
For the period ended June 30, 2022
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
Income Taxes
    The Company has elected to be treated for federal income tax purposes as a RIC under Subchapter M of the Code. Generally, a RIC is not subject to federal income taxes in respect of each taxable year if it distributes dividends for federal income tax purposes to stockholders of an amount generally equal to at least 90% of ‘‘investment company taxable income,’’ as defined in the Code, and determined without regard to any deduction for dividends paid. Distributions declared prior to the filing of the previous year's tax return and paid up to twelve months after the previous tax year can be carried back to the prior tax year in determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its ability to be subject to be taxed as a RIC each year. The Company may be subject to federal excise tax imposed at a rate of 4% on certain undistributed amounts. See Note 14 - Income Tax Information and Distributions to Stockholders for additional information.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
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
    For investments for which Level 1 inputs, such as quoted prices, were not available at June 30, 2022 and December 31, 2021, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at June 30, 2022 and December 31, 2021 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the period ended June 30, 2022
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
    For investments in Collateralized Securities, the Adviser models both the assets and liabilities of each Collateralized Securities' capital structure. The model uses a waterfall engine to store the collateral data, generate cash flows from the assets, and distribute the cash flows to the liability structure based on the contractual priority of payments. The cash flows are discounted using rates that incorporate risk factors such as default risk, interest rate risk, downgrade risk, and credit spread risk, among others. In addition, the Adviser considers broker quotations and/or comparable trade activity, which are considered as inputs to determining fair value when available.
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
    For discussion of the fair value measurement of the Company's foreign currency contracts, refer to Note 6 - Derivatives.
    The following table presents fair value measurements of investments, by major class, as of June 30, 2022, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$45,233	$1,799,415	$—	$1,844,648
Senior Secured Second Lien Debt	—	22,149	214,724	—	236,873
Subordinated Debt	—	—	111,514	—	111,514
Collateralized Securities	—	—	31,850	—	31,850
Equity/Other	3,881	4,958	207,389	10,908	227,136
FBLC Senior Loan Fund, LLC	—	—	304,934	—	304,934
Total	$3,881	$72,340	$2,669,826	$10,908	$2,756,955
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
For the period ended June 30, 2022
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
    The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2022:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other (1)	Total
Balance as of December 31, 2021	$1,779,316	$219,023	$118,077	$37,097	$523,378	$2,676,891
Purchases and other adjustments to cost	191,672	827	9,020	237	489	202,245
Sales and repayments	(159,537)	(2,981)	(15,537)	(2,533)	(15,892)	(196,480)
Net realized gain (loss)	318	(129)	—	—	10,601	10,790
Transfers in	10,243	10,882	—	—	—	21,125
Transfers out	(21,710)	(8,541)	—	—	—	(30,251)
Net change in unrealized depreciation on investments	(887)	(4,357)	(46)	(2,951)	(6,253)	(14,494)
Balance as of June 30, 2022	$1,799,415	$214,724	$111,514	$31,850	$512,323	$2,669,826
Net change in unrealized appreciation (depreciation) for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(313)	$(4,622)	$(46)	$(2,951)	$1,004	$(6,928)
_______________
(1) Includes FBLC's investment in FBLC Senior Loan Fund, LLC.
For the six months ended June 30, 2022, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the six months ended June 30, 2022, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
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
The composition of the Company’s investments as of June 30, 2022, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,882,170	$1,844,648	66.9%
Senior Secured Second Lien Debt	249,245	236,873	8.6
Subordinated Debt	111,110	111,514	4.0
Collateralized Securities	48,787	31,850	1.2
Equity/Other	185,438	227,136	8.2
FBLC Senior Loan Fund, LLC	304,934	304,934	11.1
Total	$2,781,684	$2,756,955	100.0%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

Significant Unobservable Inputs
    The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of June 30, 2022. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$951,737	Discounted Cash Flow	Market Yield	6.75%	22.85%	10.05%
Senior Secured First Lien Debt	727,509	Yield Analysis	Market Yield	7.46%	15.94%	9.52%
Senior Secured First Lien Debt (c)	93,831	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	17,759	Waterfall Analysis	EBITDA Multiple	2.80x	8.80x	6.67x
Senior Secured First Lien Debt	8,579	Waterfall Analysis	Revenue Multiple	0.24x	0.75x	0.30x
Senior Secured Second Lien Debt	140,979	Discounted Cash Flow	Market Yield	9.25%	13.34%	10.56%
Senior Secured Second Lien Debt	67,429	Yield Analysis	Market Yield	9.63%	14.03%	12.96%
Senior Secured Second Lien Debt	6,316	Waterfall Analysis	EBITDA Multiple	5.08x	6.75x	6.36x
Subordinated Debt	107,328	Waterfall Analysis	Tangible Net Asset Value Multiple	1.61x	1.94x	1.75x
Subordinated Debt (b)	4,186	Yield Analysis	Market Yield	22.88%	22.88%	22.88%
Collateralized Securities	31,850	Discounted Cash Flow	Discount Rate	12.50%	19.50%	17.00%
Equity/Other	159,003	Waterfall Analysis	Tangible Net Asset Value Multiple	1.61x	1.94x	1.78x
Equity/Other	17,173	Waterfall Analysis	EBITDA Multiple	3.00x	20.82x	8.57x
Equity/Other	14,427	Waterfall Analysis	Discount Rate	22.00%	22.00%	22.00%
Equity/Other (b)	8,467	Discounted Cash Flow	Discount Rate	20.00%	20.00%	20.00%
Equity/Other (b)	2,676	Waterfall Analysis	TBV Multiple	4.60x	4.60x	4.60x
Equity/Other	2,381	Waterfall Analysis	Revenue Multiple	0.30x	2.54x	2.52x
Equity/Other	1,592	Discounted Cash Flow	Market Yield	8.80%	10.50%	9.64%
Equity/Other (b)(d)	1,552	Waterfall Analysis	Asset Recovery	$191.00	$191.00	$191.00
Equity/Other (b)(c)	118	N/A	N/A	N/A	N/A	N/A
FBLC Senior Loan Fund, LLC (b)	304,934	Discounted Cash Flow	Discount Rate	14.90%	14.90%	14.90%
Total	$2,669,826
______________
(a)Weighted averages are calculated based on fair value of investments.
(b)This asset category contains one investment.
(c)Investment(s) were valued based on recent or pending transactions expected to close after the valuation date.
(d)Values shown in millions.
    There were no significant changes in valuation approach or technique as of June 30, 2022.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
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
    The income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2022 and December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
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
As of June 30, 2022, the Company had five portfolio companies on non-accrual with a total amortized cost of $44.7 million and fair value of $10.0 million, which represented 1.6% and 0.4% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2021, the Company had six portfolio companies on non-accrual with a total amortized cost of $42.5 million and fair value of $12.2 million, which represented 1.5%, and 0.4% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

FBLC Senior Loan Fund, LLC
On January 20, 2021, FBLC and Cliffwater Corporate Lending Fund (“CCLF”) formed a joint venture, FBLC Senior Loan Fund, LLC (the “SLF”), that invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. SLF was formed as a Delaware limited liability company and is not consolidated by FBLC for financial reporting purposes. FBLC provides capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. As of June 30, 2022 and December 31, 2021, FBLC and CCLF owned 79.8% and 20.2%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. FBLC and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As part of the initial contribution to SLF, FBLC contributed $751.8 million of assets, including $664.2 million of investments and $42.4 million of cash, as well as $446.9 million worth of liabilities, including the Citi Credit Facility (as defined in Note 5) debt of $344.4 million in exchange for $304.9 million of equity in SLF. As of June 30, 2022 and December 31, 2021, FBLC’s investment in SLF consisted of equity contributions of $304.9 million. FBLC’s investment in SLF is classified as “Equity/Other” on the Consolidated Schedule of Investments, and other disclosures unless otherwise indicated. Subsequent to the initial contribution, FBLC may sell investments to SLF. For the three and six months ended June 30, 2022, FBLC had not sold any investments to SLF. For the year ended December 31, 2021, FBLC had sold $322.7 million of investments to SLF. As of June 30, 2022, $0.2 million of net accounts payable relates to investments sold by FBLC to SLF, which is reflected on the Consolidated Statements of Assets and Liabilities. As of December 31, 2021, $0.1 million of net accounts receivable relates to investments sold by FBLC to SLF, which is reflected on the Consolidated Statements of Assets and Liabilities.
Below is a summary of SLF’s portfolio as of June 30, 2022 and December 31, 2021. A listing of the individual investments in SLF’s portfolio as of such dates can be found below:

	June 30, 2022	December 31, 2021
Total assets	$1,069,210	$1,195,960
Total investments (1)	$971,257	$1,088,337
Weighted Average Current Yield for Total Portfolio (2)	7.1%	5.4%
Number of Portfolio companies in SLF	174	172
Largest portfolio company investment (1)	$20,558	$27,965
Total of five largest portfolio company investments (1)	$93,622	$113,297
_____________________
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.
SLF may invest in portfolio companies in the same industries in which FBLC directly invests.
Below is a listing of SLF’s individual investments as of June 30, 2022:

June 30, 2022 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)

Senior Secured First Lien Debt
Accentcare, Inc. (b)	Healthcare	L+4.00% (6.08%)	6/22/2026	$9,979	$9,979	$8,657	2.6%
Access Cig, LLC (b)	Business Services	L+3.75% (5.33%)	2/27/2025	4,210	4,200	3,961	1.2%
Acrisure, LLC (b)	Financials	L+3.50% (5.17%)	2/15/2027	20,216	19,830	18,497	5.5%
Adtalem Global Education, Inc.	Education	5.50%	3/1/2028	1,042	1,042	936	0.3%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

June 30, 2022 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Adtalem Global Education, Inc. (f)	Education	L+4.00% (5.60%)	8/11/2028	$1,034	$1,034	$984	0.3%
Advisor Group, Inc. (f)	Financials	L+4.50% (6.17%)	7/31/2026	7,863	7,863	7,466	2.2%
Alchemy US Holdco 1, LLC (b)	Industrials	L+5.50% (7.17%)	10/10/2025	15,555	15,426	14,865	4.4%
Altice Financing, SA	Telecom	5.00%	1/15/2028	2,000	1,932	1,585	0.5%
Alvogen Pharma US, Inc. (b)	Healthcare	L+5.25% (7.50%)	12/31/2023	12,177	12,098	10,911	3.3%
Amentum Government Services Holdings, LLC (f)	Industrials	L+3.75% (5.42%)	1/29/2027	1,980	1,969	1,880	0.6%
Amentum Government Services Holdings, LLC (b)	Industrials	S+4.00% (4.78%)	2/15/2029	5,000	4,930	4,750	1.4%
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (b)	Transportation	L+4.75% (5.81%)	4/20/2028	8,316	8,244	7,918	2.4%
American Rock Salt Company, LLC (f)	Chemicals	L+4.00% (5.67%)	6/9/2028	4,753	4,754	4,278	1.3%
AmWINS Group, Inc. (f)	Financials	L+2.25% (3.92%)	2/19/2028	4,950	4,890	4,666	1.4%
AP Gaming I, LLC (f)	Gaming/Lodging	S+4.00% (6.20%)	2/9/2029	7,448	7,323	7,094	2.1%
Apollo Commercial Real Estate Finance, Inc.	Financials	4.63%	6/15/2029	3,000	3,000	2,221	0.7%
AppLovin Corp. (b)	Media/Entertainment	L+3.00% (5.25%)	10/25/2028	8,978	8,958	8,501	2.5%
Artera Services, LLC (f)	Utilities	L+3.50% (5.75%)	3/6/2025	2,475	2,463	1,950	0.6%
Ascensus Holidngs, Inc. (b)	Business Services	L+3.50% (5.81%)	8/2/2028	7,960	7,955	7,403	2.2%
Astoria Energy, LLC (f)	Utilities	L+3.50% (5.17%)	12/10/2027	1,949	1,949	1,831	0.6%
Astro AB Merger Sub, Inc. (f)	Financials	L+4.25% (6.50%)	4/30/2024	3,823	3,821	3,792	1.1%
Asurion, LLC (b)	Business Services	L+3.25% (4.92%)	12/23/2026	4,950	4,876	4,476	1.3%
Athenahealth, Inc. (b)	Healthcare	S+3.50% (5.01%)	2/15/2029	12,484	12,424	11,462	3.4%
Athletico Management, LLC (f)	Healthcare	S+4.25% (5.16%)	2/15/2029	5,000	4,976	4,734	1.4%
Avaya Holdings Corp. (b)	Technology	L+4.00% (5.32%)	12/15/2027	12,475	12,475	9,419	2.8%
Avis Budget Car Rental, LLC (b)	Transportation	S+3.50% (5.13%)	3/8/2029	4,988	4,843	4,763	1.4%
Bally's Corp. (b)	Gaming/Lodging	L+3.25% (4.37%)	10/2/2028	2,716	2,692	2,515	0.8%
BBB Industries, LLC (b)	Transportation	L+4.50% (6.17%)	8/1/2025	11,791	11,714	11,679	3.5%
BCP Renaissance, LLC (f)	Energy	L+3.50% (5.17%)	10/31/2024	1,986	1,973	1,911	0.6%
Bella Holding Company, LLC (f)	Healthcare	L+3.75% (5.42%)	5/10/2028	2,966	2,941	2,772	0.8%
Blackstone CQP Holdco, LP (b)	Industrials	L+3.75% (6.00%)	6/5/2028	7,927	7,893	7,455	2.2%
BMC Software Finance, Inc. (b)	Technology	L+3.75% (5.42%)	10/2/2025	12,674	12,702	11,777	3.5%
Bomgar Corp. (f)	Technology	L+4.00% (5.67%)	4/18/2025	3,869	3,880	3,705	1.1%
Cablevision Lightpath, LLC	Telecom	3.88%	9/15/2027	2,000	1,930	1,640	0.5%
CareCentrix, Inc. (b)	Healthcare	L+4.50% (6.75%)	4/3/2025	20,558	19,949	20,558	6.1%
CDK Global, Inc. (f)	Software/Services	S+4.50% (5.68%)	6/8/2029	2,625	2,546	2,474	0.7%
CLP Health Services, Inc. (b)	Healthcare	L+4.25% (7.13%)	12/31/2026	12,850	12,808	12,080	3.6%
Cnt Holdings I Corp (f)	Consumer	L+3.50% (4.69%)	11/8/2027	3,456	3,456	3,274	1.0%
CommerceHub, Inc. (f)	Technology	L+4.00% (6.25%)	12/29/2027	9,590	9,602	8,415	2.5%
Community Care Health Network, LLC (b)	Healthcare	L+4.75% (6.42%)	2/17/2025	9,712	9,688	8,456	2.5%
Compass Power Generation, LLC (b)	Utilities	S+4.25% (5.89%)	4/14/2029	4,882	4,739	4,659	1.4%
Connect Finco SARL (f)	Telecom	L+3.50% (5.17%)	12/11/2026	7,500	7,521	6,881	2.1%
Connectwise, LLC (f)	Software/Services	L+3.50% (5.75%)	9/29/2028	6,965	6,957	6,361	1.9%
Conservice Midco, LLC (b)	Business Services	L+4.25% (5.92%)	5/13/2027	7,661	7,674	7,552	2.3%
Conterra Ultra Broadband, LLC (b)	Telecom	S+4.75% (6.38%)	4/30/2026	6,676	6,676	6,676	2.0%
Corelogic, Inc. (b)	Business Services	L+3.50% (5.19%)	6/2/2028	7,940	7,927	6,582	2.0%
Directv Financing, LLC (b)	Media/Entertainment	L+5.00% (6.67%)	8/2/2027	4,663	4,622	4,280	1.3%
Dish Dbs Corp.	Cable	5.25%	12/1/2026	700	700	549	0.2%
Dish Dbs Corp.	Cable	5.75%	12/1/2028	1,000	1,000	740	0.2%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

June 30, 2022 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Division Holding Corp. (b)	Business Services	L+4.75% (6.42%)	5/27/2028	$8,695	$8,705	$8,152	2.4%
Dynasty Acquisition Co., Inc. (e)	Industrials	L+3.50% (5.17%)	4/6/2026	2,810	2,656	2,583	0.8%
Dynasty Acquisition Co., Inc. (e)	Industrials	L+3.50% (5.17%)	4/6/2026	5,226	4,940	4,805	1.4%
Echo Global Logistics, Inc. (b)	Transportation	L+3.50% (5.17%)	11/23/2028	3,322	3,315	3,089	0.9%
Edelman Financial Services, LLC (b)	Financials	L+3.50% (5.17%)	4/7/2028	1,990	1,951	1,837	0.6%
Edgewater Generation, LLC (b)	Utilities	L+3.75% (5.42%)	12/13/2025	2,440	2,427	2,062	0.6%
Emerald 2, Ltd. (b)	Industrials	L+3.50% (5.17%)	7/12/2028	515	513	491	0.1%
Flex Acquisition Company, Inc. (f)	Paper & Packaging	S+4.25% (5.88%)	3/30/2029	2,500	2,439	2,335	0.7%
Florida Food Products, LLC (f)	Food & Beverage	L+5.00% (6.67%)	10/18/2028	7,980	7,870	7,860	2.3%
Foley Products Co, LLC (b)	Industrials	S+4.75% (6.95%)	12/29/2028	3,192	3,161	3,136	0.9%
Frontier Communications Corp.	Telecom	5.00%	5/1/2028	1,240	1,298	1,061	0.3%
Frontier Communications Corp. (b)	Telecom	L+3.75% (6.06%)	5/1/2028	19,327	19,313	18,042	5.4%
Geon Performance Solutions, LLC (b)	Chemicals	L+4.50% (6.17%)	8/18/2028	4,682	4,651	4,661	1.4%
Gordian Medical, Inc. (b)	Healthcare	L+6.25% (8.50%)	1/31/2027	11,005	10,943	10,135	3.0%
Greeneden U.S. Holdings I, LLC (b)	Software/Services	L+4.00% (5.67%)	12/1/2027	4,915	4,819	4,686	1.4%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	L+2.25% (3.74%)	3/29/2027	4,950	4,944	4,728	1.4%
HAH Group Holding Company, LLC (b)	Healthcare	S+5.00% (7.21%)	10/29/2027	734	734	723	0.2%
HAH Group Holding Company, LLC (b)	Healthcare	S+5.00% (7.05%)	10/29/2027	5,798	5,725	5,711	1.7%
Hamilton Projects Acquiror, LLC (f)	Utilities	L+4.50% (6.75%)	6/17/2027	5,608	5,585	5,363	1.6%
Heartland Dental, LLC (e)	Healthcare	L+3.50% (5.17%)	4/30/2025	4,132	3,942	3,828	1.1%
Hertz Corp. (b) (f)	Transportation	L+3.25% (4.92%)	6/30/2028	4,164	4,150	3,913	1.2%
Hertz Corp. (b) (f)	Transportation	L+3.25% (4.92%)	6/30/2028	793	791	746	0.2%
HireRight, Inc. (f)	Business Services	L+3.75% (5.42%)	7/11/2025	5,207	5,190	4,942	1.5%
Hudson River Trading, LLC (b)	Financials	S+3.00% (4.64%)	3/20/2028	5,419	5,354	5,055	1.5%
ICP Industrial, Inc. (f)	Chemicals	L+3.75% (6.00%)	12/29/2027	6,940	6,932	6,043	1.8%
IDERA, Inc. (f)	Technology	L+3.75% (5.47%)	3/2/2028	6,948	6,957	6,387	1.9%
Ineos Us Finance, LLC (f)	Chemicals	L+2.50% (4.17%)	11/8/2028	3,990	3,985	3,788	1.1%
Intelsat Jackson Holdings, SA	Telecom	S+4.25% (4.92%)	2/1/2029	9,237	9,147	8,450	2.5%
Iri Holdings, Inc. (b)	Business Services	L+4.25% (5.92%)	12/1/2025	7,779	7,762	7,779	2.3%
Jack Ohio Finance, LLC (f)	Gaming/Lodging	L+4.75% (6.42%)	10/4/2028	3,980	3,963	3,841	1.1%
Jane Street Group, LLC	Financials	4.50%	11/15/2029	5,000	4,855	4,398	1.3%
Jump Financial, LLC (b)	Financials	S+4.50% (6.82%)	8/7/2028	7,456	7,327	6,897	2.1%
Kissner Milling Co., Ltd.	Industrials	4.88%	5/1/2028	9,000	8,878	7,486	2.2%
LABL, Inc. (b)	Paper & Packaging	L+5.00% (6.67%)	10/29/2028	3,980	3,925	3,668	1.1%
Lightstone Holdco, LLC (f)	Utilities	S+5.75% (7.02%)	1/29/2027	413	366	369	0.1%
Lightstone Holdco, LLC (f)	Utilities	S+5.75% (7.02%)	1/29/2027	7,314	6,486	6,546	2.0%
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	L+4.75% (7.00%)	3/20/2028	10,164	10,117	9,809	2.9%
Luxembourg Investment Co., 428 SARL (b)	Chemicals	S+5.00% (7.05%)	1/3/2029	3,864	3,829	3,699	1.1%
Madison IAQ, LLC	Industrials	4.13%	6/30/2028	2,000	1,984	1,652	0.5%
Medallion Midland Acquisition, LP (f)	Energy	L+3.75% (5.42%)	10/18/2028	5,600	5,570	5,359	1.6%
MH Sub I, LLC (f)	Business Services	L+3.75% (5.42%)	9/13/2024	8,597	8,592	8,079	2.4%
Michael Baker International, LLC (b)	Industrials	L+5.00% (6.67%)	12/1/2028	3,317	3,287	3,219	1.0%
MicroStrategy, Inc.	Software/Services	6.13%	6/15/2028	1,500	1,500	1,193	0.4%
Monitronics International, Inc. (b)	Business Services	L+7.50% (8.75%)	3/29/2024	5,480	5,314	3,544	1.1%
MPH Acquisition Holdings, LLC	Healthcare	5.50%	9/1/2028	2,000	1,991	1,783	0.5%
MPH Acquisition Holdings, LLC (b)	Healthcare	L+4.25% (5.83%)	9/1/2028	4,963	4,876	4,556	1.4%
MYOB US Borrower, LLC (f)	Business Services	L+4.00% (5.67%)	5/6/2026	5,439	5,427	5,004	1.5%
Naked Juice, LLC (f)	Food & Beverage	S+3.25% (5.40%)	1/24/2029	1,430	1,427	1,328	0.4%
National Mentor Holdings, Inc. (f)	Healthcare	L+3.75% (6.01%)	3/2/2028	179	178	155	0.0%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

June 30, 2022 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
National Mentor Holdings, Inc. (b) (f)	Healthcare	L+3.75% (6.01%)	3/2/2028	$5,473	$5,449	$4,727	1.4%
Nexus Buyer, LLC (f)	Business Services	L+3.75% (5.42%)	11/9/2026	4,466	4,466	4,202	1.3%
Nouryon Finance B.V. (e)	Chemicals	L+3.00% (5.25%)	10/1/2025	2,326	2,247	2,196	0.7%
Novae, LLC (f)	Industrials	S+5.00% (5.92%)	12/22/2028	1,111	1,111	1,050	0.3%
Novae, LLC (f)	Industrials	S+5.00% (5.75%)	12/22/2028	3,879	3,843	3,666	1.1%
Pathway Vet Alliance, LLC (b)	Healthcare	L+3.75% (6.00%)	3/31/2027	2,985	2,992	2,765	0.8%
Paysafe Finance, PLC	Software/Services	4.00%	6/15/2029	400	400	286	0.1%
Peabody Energy Corp. (f)	Energy	L+2.75% (4.37%)	3/31/2025	5,565	5,276	5,160	1.5%
Peraton Corp. (b)	Industrials	L+3.75% (5.42%)	2/1/2028	2,931	2,899	2,755	0.8%
Perstorp Holding Ab (b)	Chemicals	L+4.75% (6.25%)	2/27/2026	8,732	8,331	8,552	2.6%
PG&E Corp. (f)	Utilities	L+3.00% (4.69%)	6/23/2025	10,644	10,676	10,010	3.0%
Polaris Newco, LLC (f)	Business Services	L+4.00% (5.67%)	6/2/2028	1,990	1,937	1,833	0.5%
Power Stop, LLC (f)	Transportation	L+4.75% (5.99%)	1/26/2029	3,990	3,952	3,412	1.0%
Project Accelerate Parent, LLC (e)	Technology	L+4.25% (5.92%)	1/2/2025	16,026	15,504	15,825	4.7%
Proofpoint, Inc. (b)	Software/Services	L+3.25% (4.83%)	8/31/2028	6,470	6,424	5,999	1.8%
Protective Industrial Products, Inc. (b)	Industrials	L+4.00% (5.67%)	12/29/2027	9,081	9,045	8,925	2.7%
Pug, LLC (f)	Technology	L+3.50% (5.17%)	2/12/2027	4,937	4,829	4,443	1.3%
Quikrete Holdings, Inc. (f)	Industrials	L+3.00% (4.67%)	6/11/2028	7,980	7,940	7,511	2.2%
Regionalcare Hospital Partners Holdings, Inc.	Healthcare	4.38%	2/15/2027	2,000	2,000	1,752	0.5%
Regionalcare Hospital Partners Holdings, Inc. (b)	Healthcare	L+3.75% (5.42%)	11/16/2025	5,195	5,212	4,832	1.4%
Renaissance Learning, Inc. (f)	Software/Services	S+4.50% (5.58%)	3/30/2029	2,000	1,942	1,905	0.6%
RXB Holdings, Inc. (f)	Healthcare	L+4.50% (6.61%)	12/20/2027	10,154	10,187	9,342	2.8%
S&S Holdings, LLC (f)	Consumer	L+5.00% (6.75%)	3/11/2028	6,913	6,736	6,913	2.1%
Safe Fleet Holdings, LLC (b)	Industrials	S+3.75% (4.77%)	2/17/2029	7,481	7,444	6,954	2.1%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+4.50% (6.17%)	6/28/2026	934	890	887	0.3%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+4.50% (6.17%)	6/28/2026	17,271	16,544	16,408	4.9%
Schenectady International Group, Inc. (b)	Chemicals	L+4.75% (6.01%)	10/15/2025	19,911	19,808	18,169	5.4%
SCIH Salt Holdings, Inc. (f)	Industrials	L+4.00% (4.75%)	3/16/2027	3,712	3,686	3,304	1.0%
SFR Group, SA (b) (e)	Telecom	L+4.00% (5.41%)	8/14/2026	12,640	12,335	11,522	3.4%
Sierra Acquisition, Inc. (b)	Food & Beverage	L+4.00% (5.67%)	11/11/2024	4,877	4,719	4,657	1.4%
Sophia, LP (f)	Software/Services	L+3.25% (5.50%)	10/7/2027	2,989	2,991	2,781	0.8%
Spirit Aerosystems, Inc. (b)	Industrials	L+3.75% (5.42%)	1/15/2025	2,542	2,567	2,473	0.8%
SSH Group Holdings, Inc. (e)	Education	L+4.25% (6.50%)	7/30/2025	10,464	9,730	9,716	2.9%
Staples, Inc. (b)	Business Services	L+5.00% (6.29%)	4/16/2026	4,924	4,877	4,269	1.3%
Station Casinos, LLC (f)	Gaming/Lodging	L+2.25% (3.92%)	2/8/2027	2,266	2,256	2,127	0.6%
Team Health Holdings, Inc. (e) (f)	Healthcare	S+5.25% (6.78%)	3/2/2027	5,464	5,105	4,569	1.4%
Tecta America Corp. (f)	Industrials	L+4.25% (5.92%)	4/10/2028	8,999	8,977	8,392	2.5%
Tenneco, Inc. (e)	Transportation	L+3.00% (4.67%)	10/1/2025	2,954	2,802	2,836	0.8%
The Dun & Bradstreet Corp. (f)	Business Services	L+3.25% (4.87%)	2/6/2026	4,839	4,856	4,556	1.4%
TransDigm, Inc. (f)	Industrials	L+2.25% (3.92%)	12/9/2025	2,955	2,940	2,799	0.8%
Traverse Midstream Partners, LLC (b)	Energy	S+4.25% (5.95%)	9/27/2024	14,532	14,511	13,830	4.1%
Triton Water Holdings, Inc. (f)	Food & Beverage	L+3.50% (5.75%)	3/31/2028	7,425	7,410	6,547	2.0%
Truck Hero, Inc. (f)	Transportation	L+3.50% (5.17%)	1/31/2028	1,481	1,478	1,321	0.4%
TSL Engineered Products, LLC (b)	Industrials	S+4.75% (6.38%)	1/7/2028	7,818	7,752	7,818	2.3%
United Airlines, Inc. (f)	Transportation	L+3.75% (5.39%)	4/21/2028	3,775	3,764	3,506	1.0%
University Support Services, LLC (f)	Education	L+3.25% (4.92%)	2/10/2029	4,975	4,958	4,677	1.4%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

June 30, 2022 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Urban One, Inc.	Media/Entertainment	7.38%	2/1/2028	$6,000	$6,182	$5,138	1.5%
Venga Finance Sarl (b)	Telecom	L+4.75% (6.71%)	12/4/2028	4,000	3,880	3,807	1.2%
Veritext Corp. (f)	Business Services	L+3.25% (4.26%)	8/1/2025	3,476	3,440	3,294	1.0%
Virgin Media Bristol, LLC (f)	Telecom	L+3.25% (4.57%)	1/31/2029	2,500	2,497	2,390	0.7%
Vyaire Medical, Inc. (f)	Healthcare	L+4.75% (5.75%)	4/16/2025	7,392	6,357	5,623	1.7%
WaterBridge Midstream Operating, LLC (b)	Energy	L+5.75% (7.39%)	6/22/2026	8,698	7,888	8,201	2.5%
Watlow Electric Manufacturing Co. (b)	Industrials	L+3.75% (5.42%)	3/2/2028	9,426	9,383	8,797	2.6%
Western Dental Services, Inc. (f)	Healthcare	L+4.50% (5.28%)	8/18/2028	9,029	9,024	8,392	2.5%
Western Dental Services, Inc. (f)	Healthcare	L+4.50% (6.17%)	8/18/2028	894	894	831	0.2%
Wilsonart, LLC (b)	Consumer	L+3.25% (5.51%)	12/31/2026	7,412	7,408	6,546	2.0%
YI, LLC (e)	Healthcare	L+4.00% (5.67%)	11/7/2024	8,927	8,614	8,838	2.6%
Subtotal Senior Secured First Lien Debt					$906,300	$851,003	253.9%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC (b)	Chemicals	L+7.25% (8.92%)	6/11/2029	$1,943	$1,924	$1,858	0.6%
Asurion, LLC (b)	Business Services	L+5.25% (6.92%)	1/31/2028	7,632	7,603	6,487	1.9%
Barracuda Networks, Inc. (b)	Software/Services	L+6.75% (7.99%)	10/30/2028	3,540	3,559	3,540	1.1%
CDS U.S. Intermediate Holdings, Inc.	Media/Entertainment	L+8.00% (10.23%) 7.00% PIK	11/24/2027	5,270	5,253	5,146	1.5%
Edelman Financial Services, LLC (b) (e)	Financials	L+6.75% (8.42%)	7/20/2026	7,972	7,607	7,257	2.2%
IDERA, Inc. (b) (e)	Technology	L+6.75% (7.82%)	3/2/2029	1,545	1,504	1,518	0.4%
Tecta America Corp. (b)	Industrials	L+8.50% (10.17%)	4/9/2029	4,998	4,973	4,998	1.5%
TIBCO Software, Inc. (b)	Technology	L+7.25% (8.31%)	3/3/2028	13,020	13,161	12,740	3.8%
Subtotal Senior Secured Second Lien Debt					$45,584	$43,544	13.0%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Diversified Investment Vehicles	L+6.90% (8.04%)	4/22/2034	$1,410	$1,288	$1,054	0.3%
Battalion CLO, Ltd. 21-17A F	Diversified Investment Vehicles	L+7.50% (8.56%)	3/9/2034	1,224	1,135	935	0.3%
Carlyle GMS CLO, 16-3A FRR	Diversified Investment Vehicles	L+8.60% (9.66%)	7/20/2034	2,100	1,988	1,646	0.5%
Covenant Credit Partners CLO, Ltd. 17 1A E	Diversified Investment Vehicles	L+6.45% (7.49%)	10/15/2029	2,500	2,288	2,094	0.6%
Eaton Vance CDO, Ltd. 15-1A FR	Diversified Investment Vehicles	L+7.97% (9.03%)	1/20/2030	2,000	1,747	1,565	0.5%
Elevation CLO, Ltd. 13-1A D2	Diversified Investment Vehicles	L+7.65% (9.06%)	8/15/2032	2,000	1,962	1,824	0.6%
Fortress Credit BSL, Ltd. 22-1A E	Diversified Investment Vehicles	S+8.15% (9.27%)	10/23/2034	1,000	980	948	0.3%
Great Lakes CLO, Ltd. 21-6A E (f)	Diversified Investment Vehicles	L+8.03% (9.07%)	1/15/2034	5,150	4,953	4,464	1.3%
Greywolf CLO, Ltd. 20-3RA ER	Diversified Investment Vehicles	S+9.00% (9.91%)	4/15/2033	1,000	876	819	0.2%
Hayfin Kingsland XI, Ltd. 19-2A ER	Diversified Investment Vehicles	L+7.72% (8.78%)	10/20/2034	2,500	2,428	2,165	0.6%
Highbridge Loan Management, Ltd. 11A-17 E (f)	Diversified Investment Vehicles	L+6.10% (7.51%)	5/6/2030	3,000	2,703	2,598	0.8%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

June 30, 2022 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Jamestown CLO, Ltd. 22-18A E	Diversified Investment Vehicles	S+7.87% (9.40%)	7/25/2035	$3,000	$2,730	$2,740	0.8%
KKR Financial CLO, Ltd. 15 FR	Diversified Investment Vehicles	L+8.50% (9.54%)	1/18/2032	2,000	1,896	1,592	0.5%
LCM, Ltd. Partnership 16A ER2 (f)	Diversified Investment Vehicles	L+6.38% (7.42%)	10/15/2031	2,500	2,288	2,174	0.6%
Marble Point CLO, Ltd. 20-1A E (f)	Diversified Investment Vehicles	L+6.82% (7.88%)	4/20/2033	4,500	4,404	3,975	1.2%
Medalist Partners Corporate Finance CLO, Ltd. 21-1A D (f)	Diversified Investment Vehicles	L+7.48% (8.54%)	10/20/2034	3,000	2,857	2,543	0.8%
Northwoods Capital, Ltd. 17-15A ER	Diversified Investment Vehicles	L+7.64% (9.74%)	6/20/2034	3,000	2,921	2,617	0.8%
Ocean Trails CLO 22-12A E	Diversified Investment Vehicles	S+8.11% (9.98%)	7/20/2035	3,460	3,184	3,115	0.9%
OCP CLO, Ltd. 14-5A DR (f)	Diversified Investment Vehicles	L+5.70% (6.91%)	4/26/2031	2,200	2,083	1,830	0.5%
OZLM, Ltd. 16-15A DR (f)	Diversified Investment Vehicles	L+6.75% (7.81%)	4/20/2033	2,000	1,907	1,611	0.5%
Palmer Square CLO, Ltd. 21-4A F	Diversified Investment Vehicles	L+7.66% (8.70%)	10/15/2034	1,500	1,429	1,160	0.3%
Regatta II Funding, LP 13-2A DR2 (f)	Diversified Investment Vehicles	L+6.95% (7.99%)	1/15/2029	2,000	1,928	1,720	0.5%
Saranac CLO, Ltd. 20-8A E	Diversified Investment Vehicles	L+8.12% (9.60%)	2/20/2033	1,455	1,441	1,303	0.4%
Sculptor CLO, Ltd. 27A E	Diversified Investment Vehicles	L+7.05% (8.11%)	7/20/2034	1,500	1,459	1,239	0.4%
Sound Point CLO, Ltd. 17-1A E (f)	Diversified Investment Vehicles	L+5.96% (7.14%)	1/23/2029	4,000	3,611	3,502	1.0%
Sound Point CLO, Ltd. 17-2A E (f)	Diversified Investment Vehicles	L+6.10% (7.28%)	7/25/2030	2,400	2,079	2,015	0.6%
Sound Point CLO, Ltd. 18-3A D (f)	Diversified Investment Vehicles	L+5.79% (7.00%)	10/26/2031	1,000	902	803	0.2%
Symphony CLO, Ltd. 2012-9A ER2 (f)	Diversified Investment Vehicles	L+6.95% (7.99%)	7/16/2032	3,000	2,776	2,644	0.8%
Trimaran CAVU 2021-2A, Ltd. 21-2A E (f)	Diversified Investment Vehicles	L+7.20% (8.38%)	10/25/2034	3,000	2,944	2,609	0.8%
Trysail CLO, Ltd. 21-1A E	Diversified Investment Vehicles	L+7.38% (8.44%)	7/20/2032	1,500	1,447	1,308	0.4%
Venture CDO, Ltd. 16-23A ER2 (f)	Diversified Investment Vehicles	L+7.55% (8.59%)	7/19/2034	3,000	2,915	2,597	0.8%
Venture CDO, Ltd. 16-25A E (f)	Diversified Investment Vehicles	L+7.20% (8.26%)	4/20/2029	2,000	1,946	1,708	0.5%
Venture CDO, Ltd. 20-39A E	Diversified Investment Vehicles	L+7.63% (8.67%)	4/15/2033	4,995	4,963	4,466	1.3%
Venture CLO 43, Ltd. 21-43A E (f)	Diversified Investment Vehicles	L+7.15% (8.19%)	4/15/2034	3,000	2,916	2,609	0.8%
Wind River CLO, Ltd. 14-2A FR	Diversified Investment Vehicles	L+7.87% (8.91%)	1/15/2031	3,000	2,513	2,138	0.7%
Zais CLO 13, Ltd. 19-13A D1 (f)	Diversified Investment Vehicles	L+4.52% (5.56%)	7/15/2032	3,000	2,732	2,580	0.8%
Subtotal Collateralized Securities					$84,619	$76,710	22.9%

TOTAL INVESTMENTS					$1,036,503	$971,257	289.8%
______________
(a)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate ("SOFR" or "S"), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, SLF has provided the spread over the relevant reference rate and the current

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

interest rate in effect at June 30, 2022. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(b)SLF's investment or a portion thereof is pledged as collateral under the Citi Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(c)Percentages are based on SLF members' capital as of June 30, 2022.
(d)SLF has various unfunded commitments to portfolio companies.
(e)SLF's investment or a portion thereof is held through a total return swap with J.P. Morgan.
(f)SLF's investment or a portion thereof is pledged as collateral under a credit facility with CIBC. Individual investments can be divided into parts which are pledged to separate credit facilities.
SLF had $2.1 million of unfunded commitments on delayed draw term loans as of June 30, 2022.
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
BCP Renaissance, LLC (f)	Energy	L+3.50% (4.50%)	10/31/2024	$5,896	$5,852	$5,880	1.5%
Beasley Mezzanine Holdings, LLC	Broadcasting	8.63%	2/1/2026	2,174	2,225	2,151	0.5%
Bella Holding Company, LLC (f)	Healthcare	L+3.75% (4.50%)	5/10/2028	7,481	7,411	7,469	1.9%
Blackstone CQP Holdco, LP (f)	Industrials	L+3.75% (4.25%)	6/5/2028	7,967	7,931	7,944	2.0%
BMC Software Finance, Inc. (b)	Technology	L+3.75% (3.97%)	10/2/2025	12,748	12,782	12,659	3.2%
Bomgar Corp. (f)	Technology	L+4.00% (4.10%)	4/18/2025	1,922	1,926	1,916	0.5%
CareCentrix, Inc. (b)	Healthcare	L+4.50% (4.72%)	4/3/2025	20,845	20,127	20,715	5.2%
Clover Technologies Group, LLC (e)	Industrials	L+7.50% (8.50%)	2/5/2024	1,445	1,375	1,369	0.3%
CLP Health Services, Inc. (b)	Healthcare	L+4.25% (5.00%)	12/31/2026	12,915	12,867	12,882	3.2%
Cnt Holdings I Corp (f)	Consumer	L+3.50% (4.25%)	11/8/2027	3,474	3,474	3,473	0.9%
CommerceHub, Inc. (f)	Technology	L+4.00% (4.75%)	12/29/2027	7,639	7,649	7,551	1.9%
Community Care Health Network, LLC (b)	Healthcare	L+4.75% (4.85%)	2/17/2025	9,755	9,726	9,368	2.3%
Compass Power Generation, LLC (f)	Utilities	L+3.50% (4.50%)	12/20/2024	4,777	4,765	4,753	1.2%
Connect Finco SARL (f)	Telecom	L+3.50% (4.50%)	12/11/2026	7,538	7,560	7,534	1.9%
Connectwise, LLC (f)	Software/Services	L+3.50% (4.00%)	9/29/2028	4,000	3,980	3,986	1.0%
Conservice Midco, LLC (b)	Business Services	L+4.25% (4.47%)	5/13/2027	7,700	7,713	7,679	1.9%
CONSOL Energy, Inc. (b)	Energy	L+4.50% (4.60%)	9/27/2024	3,612	3,328	3,502	0.9%
Conterra Ultra Broadband, LLC (b)	Telecom	L+4.75% (5.75%)	4/30/2026	6,710	6,710	6,710	1.7%
Corelogic, Inc. (b)	Business Services	L+3.50% (4.00%)	6/2/2028	7,980	7,965	7,964	2.0%
CVENT, Inc. (e)	Technology	L+3.75% (3.83%)	11/29/2024	2,700	2,628	2,695	0.6%
Dealer Tire, LLC (e)	Retail	L+4.25% (4.33%)	12/12/2025	3,952	3,927	3,946	1.0%
Directv Financing, LLC (b)	Media/Entertainment	L+5.00% (5.75%)	8/2/2027	4,888	4,842	4,889	1.2%
Dish DBS Corp.	Cable	5.25%	12/1/2026	700	700	711	0.2%
Dish DBS Corp.	Cable	5.75%	12/1/2028	1,000	1,000	1,009	0.3%
Division Holding Corp. (b)	Business Services	L+4.75% (5.50%)	5/26/2028	8,739	8,749	8,745	2.2%
Dunn Paper, Inc. (b)	Paper & Packaging	L+5.25% (6.25%)	8/26/2022	578	562	555	0.1%
Dynasty Acquisition Co., Inc. (e)	Industrials	L+3.50% (3.63%)	4/6/2026	2,824	2,736	2,743	0.7%
Dynasty Acquisition Co., Inc. (e)	Industrials	L+3.50% (3.63%)	4/6/2026	5,253	5,089	5,102	1.3%
Echo Global Logistics, Inc. (b)	Transportation	L+3.75% (4.25%)	11/23/2028	3,330	3,322	3,313	0.8%
Edgewater Generation, LLC (b)	Utilities	L+3.75% (3.85%)	12/12/2025	2,491	2,476	2,349	0.6%
Emerald 2, Ltd. (b)	Industrials	L+3.25% (3.47%)	7/12/2028	518	515	514	0.1%
Fastlane Parent Co, Inc. (b)	Transportation	L+4.50% (4.60%)	2/4/2026	1,569	1,569	1,567	0.4%
Flex Acquisition Company, Inc. (f)	Paper & Packaging	L+3.50% (4.00%)	3/2/2028	6,957	6,920	6,939	1.7%
Florida Food Products, LLC (f)	Food & Beverage	L+5.00% (5.75%)	10/18/2028	8,000	7,881	7,860	2.0%
Frontier Communications Corp.	Telecom	5.00%	5/1/2028	1,240	1,303	1,276	0.3%
Frontier Communications Corp. (b)	Telecom	L+3.75% (4.50%)	5/1/2028	19,425	19,407	19,386	4.9%
Geon Performance Solutions, LLC (b)	Chemicals	L+4.75% (5.50%)	8/18/2028	4,705	4,671	4,739	1.2%
Gogo Intermediate Holdings, LLC (f)	Telecom	L+3.75% (4.50%)	4/28/2028	8,381	8,381	8,373	2.1%
Golden Nugget, LLC (b) (f)	Gaming/Lodging	L+2.50% (3.25%)	10/4/2023	3,960	3,932	3,933	1.0%
Gordian Medical, Inc. (b)	Healthcare	L+6.25% (7.00%)	1/31/2027	11,060	10,987	10,968	2.8%
Greenway Health, LLC (f)	Healthcare	L+3.75% (4.75%)	2/16/2024	4,733	4,462	4,496	1.1%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	L+2.50% (3.00%)	3/29/2027	$4,975	$4,969	$4,958	1.2%
HAH Group Holding Company, LLC (b)	Healthcare	L+5.00% (6.00%)	10/29/2027	737	737	737	0.2%
HAH Group Holding Company, LLC (b)	Healthcare	L+5.00% (6.00%)	10/29/2027	5,827	5,748	5,827	1.5%
Hamilton Projects Acquiror, LLC (f)	Utilities	L+4.50% (5.25%)	6/17/2027	5,718	5,694	5,710	1.4%
Heartland Dental, LLC (e)	Healthcare	L+3.50% (3.58%)	4/30/2025	4,154	4,076	4,109	1.0%
Hertz Corp. (b) (f)	Transportation	L+3.25% (3.75%)	6/30/2028	4,186	4,170	4,185	1.0%
Hertz Corp. (b) (f)	Transportation	L+3.25% (3.75%)	6/30/2028	793	790	793	0.2%
HireRight, Inc. (f)	Business Services	L+3.75% (3.85%)	7/11/2025	7,237	7,197	7,203	1.8%
Hudson River Trading, LLC (b)	Financials	L+3.00% (3.10%)	3/20/2028	4,975	4,910	4,933	1.2%
ICP Industrial, Inc. (f)	Chemicals	L+3.75% (4.50%)	12/29/2027	4,975	4,971	4,900	1.2%
IDERA, Inc. (f)	Technology	L+3.75% (4.50%)	3/2/2028	6,983	6,994	6,972	1.7%
Ineos Us Finance, LLC (f)	Chemicals	L+2.50% (3.00%)	11/6/2028	4,000	3,995	3,977	1.0%
Iri Holdings, Inc. (b)	Business Services	L+4.25% (4.35%)	12/1/2025	7,819	7,800	7,809	2.0%
Jack Ohio Finance, LLC (f)	Gaming/Lodging	L+4.75% (5.50%)	10/4/2028	4,000	3,980	3,980	1.0%
Jane Street Group, LLC (f)	Financials	L+2.75% (2.85%)	1/26/2028	4,938	4,932	4,895	1.2%
Jump Financial, LLC (b)	Financials	L+3.50% (4.00%)	8/7/2028	2,494	2,482	2,475	0.6%
Kissner Milling Co., Ltd.	Industrials	4.88%	5/1/2028	5,000	5,035	4,814	1.2%
LABL, Inc. (b)	Paper & Packaging	L+5.00% (5.50%)	10/30/2028	5,000	4,925	4,988	1.3%
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	L+4.75% (5.50%)	3/20/2028	10,216	10,166	10,216	2.6%
Luxembourg Investment Co., 428 SARL (b)	Chemicals	S+5.00% (5.50%)	1/3/2029	3,864	3,825	3,827	1.0%
Medallion Midland Acquisition, LP (f)	Energy	L+3.75% (4.50%)	10/18/2028	3,614	3,579	3,594	0.9%
Meridian Adhesives Group, Inc. (b)	Chemicals	L+4.00% (4.75%)	7/24/2028	5,000	4,953	5,000	1.3%
MH Sub I, LLC (f)	Business Services	L+3.75% (4.75%)	9/13/2024	8,641	8,636	8,650	2.2%
Michael Baker International, LLC (b)	Industrials	L+5.00% (5.75%)	12/1/2028	3,334	3,301	3,301	0.8%
MicroStrategy, Inc.	Software/Services	6.13%	6/15/2028	1,500	1,500	1,508	0.4%
Monitronics International, Inc. (b)	Business Services	L+6.50% (7.75%)	3/29/2024	5,508	5,301	5,164	1.3%
MPH Acquisition Holdings, LLC (b)	Healthcare	L+4.25% (4.75%)	9/1/2028	4,988	4,895	4,860	1.2%
MSG National Properties, LLC (b)	Media/Entertainment	L+6.25% (7.00%)	11/12/2025	12,188	12,431	12,188	3.1%
MYOB US Borrower, LLC (f)	Business Services	L+4.00% (4.10%)	5/6/2026	5,468	5,453	5,422	1.4%
National Mentor Holdings, Inc. (b) (f)	Healthcare	L+3.75% (4.50%)	3/2/2028	7,370	7,336	7,282	1.8%
National Mentor Holdings, Inc. (f)	Healthcare	L+3.75% (4.50%)	3/2/2028	233	232	230	0.1%
Navitas Midstream Midland Basin, LLC (b)	Energy	L+4.00% (4.75%)	12/13/2024	10,676	10,676	10,639	2.7%
Nexus Buyer, LLC (f)	Business Services	L+3.75% (3.85%)	11/9/2026	1,489	1,485	1,480	0.4%
Nouryon USA, LLC (e)	Chemicals	L+3.00% (3.10%)	10/1/2025	2,342	2,310	2,332	0.6%
Paysafe Finance, PLC	Software/Services	4.00%	6/15/2029	400	400	373	0.1%
Perstorp Holding Ab (b)	Chemicals	L+4.75% (4.91%)	2/27/2026	8,777	8,325	8,777	2.2%
PG&E Corp. (f)	Utilities	L+3.00% (3.50%)	6/23/2025	10,698	10,735	10,569	2.7%
Proofpoint, Inc. (b)	Software/Services	L+3.25% (3.75%)	8/31/2028	2,500	2,494	2,488	0.6%
Protective Industrial Products, Inc. (b)	Industrials	L+4.00% (4.75%)	12/29/2027	9,127	9,091	9,087	2.3%
Pug, LLC (f)	Technology	L+3.50% (3.60%)	2/12/2027	4,962	4,843	4,843	1.2%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Pug, LLC (f)	Technology	L+4.25% (4.75%)	2/13/2027	$1,995	$1,986	$1,983	0.5%
Quikrete Holdings, Inc. (f)	Industrials	L+3.00% (3.19%)	6/11/2028	8,000	7,959	7,978	2.0%
Regionalcare Hospital Partners Holdings, Inc.	Healthcare	4.38%	2/15/2027	2,000	2,000	2,025	0.5%
Regionalcare Hospital Partners Holdings, Inc. (b)	Healthcare	L+3.75% (3.85%)	11/14/2025	5,195	5,214	5,186	1.3%
RXB Holdings, Inc. (f)	Healthcare	L+4.50% (5.25%)	12/20/2027	10,205	10,244	10,205	2.6%
S&S Holdings, LLC (f)	Consumer	L+5.00% (5.50%)	3/10/2028	6,948	6,759	6,948	1.7%
Safe Fleet Holdings, LLC (f)	Industrials	L+3.00% (4.00%)	2/3/2025	2,374	2,359	2,357	0.6%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+4.50% (4.60%)	6/28/2026	938	891	892	0.2%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+4.50% (4.60%)	6/28/2026	17,360	16,549	16,492	4.1%
Schenectady International Group, Inc. (b)	Chemicals	L+4.75% (4.87%)	10/15/2025	19,911	19,791	19,911	5.0%
SCIH Salt Holdings, Inc. (b) (f)	Industrials	L+4.00% (4.75%)	3/16/2027	18,735	18,671	18,532	4.6%
SFR Group, SA (b) (e)	Telecom	L+4.00% (4.13%)	8/14/2026	12,705	12,640	12,629	3.2%
Sierra Acquisition, Inc. (b)	Food & Beverage	L+4.00% (5.00%)	11/11/2024	4,902	4,712	4,890	1.2%
Sophia, LP (f)	Software/Services	L+3.50% (4.00%)	10/7/2027	3,004	3,007	3,001	0.8%
Spirit Aerosystems, Inc. (b)	Industrials	L+3.75% (4.25%)	1/15/2025	2,555	2,584	2,556	0.6%
SSH Group Holdings, Inc. (e)	Education	L+4.25% (4.40%)	7/30/2025	10,518	10,064	10,134	2.5%
Staples, Inc. (b)	Business Services	L+5.00% (5.13%)	4/16/2026	4,949	4,896	4,774	1.2%
Station Casinos, LLC (f)	Gaming/Lodging	L+2.25% (2.50%)	2/8/2027	2,278	2,267	2,257	0.6%
Team Health Holdings, Inc. (e)	Healthcare	L+2.75% (3.75%)	2/6/2024	2,969	2,808	2,830	0.7%
Tecta America Corp. (f)	Industrials	L+4.25% (5.00%)	4/6/2028	9,045	9,018	9,033	2.3%
Tenneco, Inc.	Transportation	5.13%	4/15/2029	3,846	3,846	3,773	0.9%
Tenneco, Inc. (e)	Transportation	L+3.00% (3.08%)	10/1/2025	2,969	2,911	2,921	0.7%
The Dun & Bradstreet Corp. (f)	Business Services	L+3.25% (3.35%)	2/6/2026	4,863	4,884	4,841	1.2%
TransDigm, Inc. (f)	Industrials	L+2.25% (2.35%)	12/9/2025	2,970	2,953	2,926	0.7%
Traverse Midstream Partners, LLC (b)	Energy	S+4.25% (5.25%)	9/27/2024	14,962	14,936	14,878	3.7%
Triton Water Holdings, Inc. (f)	Food & Beverage	L+3.50% (4.00%)	3/31/2028	7,463	7,445	7,374	1.8%
Truck Hero, Inc. (f)	Transportation	L+3.25% (4.00%)	1/31/2028	1,489	1,485	1,479	0.4%
TSL Engineered Products, LLC (b)	Industrials	L+4.75% (5.50%)	1/7/2028	7,858	7,785	7,858	2.0%
United Airlines, Inc. (f)	Transportation	L+3.75% (4.50%)	4/21/2028	3,794	3,782	3,800	1.0%
University Support Services, LLC (f)	Education	L+3.25% (3.75%)	6/29/2028	5,000	4,983	4,975	1.2%
Urban One, Inc.	Media/Entertainment	7.38%	2/1/2028	6,000	6,194	6,200	1.6%
Venga Finance Sarl (b)	Telecom	L+4.75% (5.25%)	12/4/2028	4,000	3,880	3,913	1.0%
Veritext Corp. (f)	Business Services	L+3.25% (3.35%)	8/1/2025	3,505	3,463	3,472	0.9%
Virgin Media Bristol, LLC (f)	Telecom	L+3.25% (3.36%)	1/31/2029	2,500	2,497	2,497	0.6%
Vyaire Medical, Inc. (f)	Healthcare	L+4.75% (5.75%)	4/16/2025	7,831	6,573	6,695	1.7%
WaterBridge Midstream Operating, LLC (b)	Energy	L+5.75% (6.75%)	6/22/2026	10,748	9,572	10,462	2.6%
Watlow Electric Manufacturing Co. (b)	Industrials	L+3.75% (4.25%)	3/2/2028	9,473	9,431	9,447	2.4%
Western Dental Services, Inc. (f)	Healthcare	L+4.50% (5.25%)	8/18/2028	9,075	9,067	9,070	2.3%
Western Dental Services, Inc. (f)	Healthcare	L+4.50% (5.25%)	8/18/2028	389	389	388	0.1%
Wilsonart, LLC (b)	Consumer	L+3.50% (4.50%)	12/31/2026	7,450	7,444	7,444	1.9%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Wrench Group, LLC (f)	Consumer	L+4.00% (4.22%)	4/30/2026	$3,151	$3,098	$3,151	0.8%
YI, LLC (e)	Healthcare	L+4.00% (5.00%)	11/7/2024	8,974	8,891	8,974	2.3%
Subtotal Senior Secured First Lien Debt					$945,196	$947,148	237.6%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC (b)	Chemicals	L+7.25% (8.00%)	6/11/2029	$4,943	$4,894	$4,955	1.2%
Asp Ls Acquisition Corp. (b)	Transportation	L+7.50% (8.25%)	4/30/2029	2,065	2,075	2,074	0.5%
Asurion, LLC (b)	Business Services	L+5.25% (5.35%)	1/31/2028	15,632	15,564	15,671	3.9%
Barracuda Networks, Inc. (b)	Software/Services	L+6.75% (7.50%)	10/30/2028	4,698	4,724	4,749	1.2%
CDS U.S. Intermediate Holdings, Inc. (b)	Media/Entertainment	L+8.00% (9.00%) 7.00% PIK	11/24/2027	5,088	5,070	5,058	1.3%
Edelman Financial Services, LLC (b) (e)	Financials	L+6.75% (6.84%)	7/20/2026	9,972	9,929	9,989	2.5%
IDERA, Inc. (b) (e)	Technology	L+6.75% (7.50%)	3/2/2029	1,545	1,537	1,545	0.4%
Tecta America Corp. (b)	Industrials	L+8.50% (9.25%)	4/6/2029	4,998	4,973	4,998	1.3%
TIBCO Software, Inc. (b)	Technology	L+7.25% (7.36%)	3/3/2028	13,020	13,166	13,047	3.3%
Subtotal Senior Secured Second Lien Debt					$61,932	$62,086	15.6%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21‐1A F	Diversified Investment Vehicles	L+6.90% (7.03%)	4/22/2034	$1,410	$1,285	$1,270	0.3%
Avery Point CLO, Ltd. 15-6A E1 (f)	Diversified Investment Vehicles	L+5.50% (5.64%)	8/6/2027	3,500	3,124	3,380	0.9%
Battalion CLO, Ltd. 21-17A F	Diversified Investment Vehicles	L+7.50% (7.63%)	3/9/2034	1,224	1,132	1,123	0.3%
Carlyle GMS CLO, 16-3A FRR (f)	Diversified Investment Vehicles	L+8.60% (8.73%)	7/20/2034	2,100	1,984	1,983	0.5%
Eaton Vance CDO, Ltd. 15-1A FR (f)	Diversified Investment Vehicles	L+7.97% (8.10%)	1/20/2030	2,000	1,736	1,829	0.5%
Elevation CLO, Ltd. 13-1A D2	Diversified Investment Vehicles	L+7.65% (7.80%)	8/15/2032	2,000	1,961	1,973	0.5%
Great Lakes CLO, Ltd. 21-6A E	Diversified Investment Vehicles	L+8.03% (8.25%)	1/15/2034	5,150	4,945	4,906	1.2%
Greywolf CLO, Ltd. 20-3RA ER (f)	Diversified Investment Vehicles	L+8.74% (8.87%)	4/15/2033	1,000	873	949	0.2%
Hayfin Kingsland XI, Ltd. 19‐2A ER	Diversified Investment Vehicles	L+7.72% (7.85%)	10/20/2034	2,500	2,426	2,412	0.6%
Highbridge Loan Management, Ltd. 11A-17 E (f)	Diversified Investment Vehicles	L+6.10% (6.24%)	5/6/2030	3,000	2,689	2,825	0.7%
Jamestown CLO, Ltd. 17-10A D (f)	Diversified Investment Vehicles	L+6.70% (6.82%)	7/17/2029	1,200	1,120	1,153	0.3%
KKR Financial CLO, Ltd. 15 FR	Diversified Investment Vehicles	L+8.50% (8.62%)	1/18/2032	2,000	1,892	1,880	0.5%
LCM, Ltd. Partnership 16A ER2 (f)	Diversified Investment Vehicles	L+6.38% (6.50%)	10/15/2031	2,500	2,280	2,373	0.6%
Marble Point CLO, Ltd. 20-1A E (f)	Diversified Investment Vehicles	L+6.82% (6.95%)	4/20/2033	4,500	4,400	4,392	1.1%
Medalist Partners Corporate Finance CLO, Ltd. 21-1A D (f)	Diversified Investment Vehicles	L+7.48% (7.69%)	10/20/2034	3,000	2,852	2,833	0.7%
Northwoods Capital, Ltd. 17-15A ER	Diversified Investment Vehicles	L+7.64% (7.85%)	6/20/2034	3,000	2,920	2,909	0.7%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
OCP CLO, Ltd. 14-5A DR (f)	Diversified Investment Vehicles	L+5.70% (5.82%)	4/26/2031	$2,200	$2,077	$2,118	0.5%
OZLM, Ltd. 16-15A DR (f)	Diversified Investment Vehicles	L+6.75% (6.88%)	4/20/2033	2,000	1,903	1,922	0.5%
Palmer Square CLO, Ltd. 21‐4A F	Diversified Investment Vehicles	L+7.66% (7.80%)	10/15/2034	1,500	1,426	1,413	0.4%
Regatta II Funding, LP 13-2A DR2 (f)	Diversified Investment Vehicles	L+6.95% (7.07%)	1/15/2029	2,000	1,923	1,968	0.5%
Saranac CLO, Ltd. 20-8A E	Diversified Investment Vehicles	L+8.12% (8.28%)	2/20/2033	1,455	1,441	1,433	0.4%
Sound Point CLO, Ltd. 17-1A E (f)	Diversified Investment Vehicles	L+5.96% (6.08%)	1/23/2029	4,000	3,589	3,736	0.9%
Sound Point CLO, Ltd. 17-2A E (f)	Diversified Investment Vehicles	L+6.10% (6.22%)	7/25/2030	2,400	2,065	2,173	0.6%
Sound Point CLO, Ltd. 18-3A D (f)	Diversified Investment Vehicles	L+5.79% (5.91%)	10/26/2031	1,000	899	895	0.2%
Symphony CLO, Ltd. 2012-9A ER2 (f)	Diversified Investment Vehicles	L+6.95% (7.07%)	7/16/2032	3,000	2,769	2,937	0.7%
Trimaran CAVU 2021-2A, Ltd. 21-2A E (f)	Diversified Investment Vehicles	L+7.20% (7.33%)	10/25/2034	3,000	2,941	2,915	0.7%
Trysail CLO, Ltd. 21‐1A E	Diversified Investment Vehicles	L+7.38% (7.52%)	7/20/2032	1,500	1,444	1,445	0.4%
Venture CDO, Ltd. 16-23A ER2 (f)	Diversified Investment Vehicles	L+7.55% (7.67%)	7/19/2034	3,000	2,912	2,892	0.7%
Venture CDO, Ltd. 16-25A E (f)	Diversified Investment Vehicles	L+7.20% (7.33%)	4/20/2029	2,000	1,943	1,936	0.5%
Venture CDO, Ltd. 20-39A E	Diversified Investment Vehicles	L+7.63% (7.75%)	4/15/2033	4,995	4,961	4,922	1.2%
Venture CLO 43, Ltd. 21-43A E (f)	Diversified Investment Vehicles	L+7.15% (7.27%)	4/15/2034	3,000	2,913	2,901	0.7%
Wind River CLO, Ltd. 14-2A FR	Diversified Investment Vehicles	L+7.87% (7.99%)	1/15/2031	3,000	2,495	2,489	0.6%
Zais CLO 13, Ltd. 19-13A D1 (f)	Diversified Investment Vehicles	L+4.52% (4.64%)	7/15/2032	3,000	2,722	2,818	0.7%
Subtotal Collateralized Securities					$78,042	$79,103	19.8%

TOTAL INVESTMENTS					$1,085,170	$1,088,337	273.0%
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

Below is certain summarized financial information for SLF as of June 30, 2022 and December 31, 2021 and for the periods ended June 30, 2022 and June 30, 2021:

Selected Statement of Assets and Liabilities Information	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $1,036,503 and $1,085,170, respectively)	$971,257	$1,088,337
Cash and other assets	97,953	107,623
Total assets	$1,069,210	$1,195,960

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,991 and $2,488, respectively)	$641,559	$631,562
Secured borrowings	65,016	94,737
Other liabilities	27,473	71,008
Total liabilities	$734,048	$797,307

MEMBERS' CAPITAL
Total members' capital	$335,162	$398,653

Total liabilities and members' capital	$1,069,210	$1,195,960

Selected Statements of Operations Information	For the three months ended June 30,	For the three months ended June 30,	For the six months ended June 30,	For the period January 20, 2021 through June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Investment income:
Total investment income	$15,747	$10,874	$30,176	$19,326

Operating expenses:
Interest and credit facility financing expenses	3,910	2,381	7,278	3,975
Other expenses	708	480	1,342	763
Total expenses	4,618	2,861	8,620	4,738

Net investment income	11,129	8,013	21,556	14,588

Realized and unrealized gain (loss):
Net realized and unrealized gain (loss)	(56,584)	8,581	(69,833)	12,058

Net increase (decrease) in net assets resulting from operations	$(45,455)	$16,594	$(48,277)	$26,646

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

Unconsolidated Significant Subsidiaries
In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine which of its unconsolidated controlled affiliated investments are considered significant subsidiaries, if any. The Company had certain unconsolidated controlled affiliated investments for the six months ended June 30, 2022 that met at least one of the significance considerations under Regulation S-X. Accordingly, the summarized financial information for FBLC Senior Loan Fund, LLC is provided above in Note 3. Included below is the summarized financial information for Siena Capital Finance, LLC.

Selected Balance Sheet Information	As of June 30,	As of December 31,
	2022	2021
	(Unaudited)
Total Assets	$530,126	$470,781
Total Liabilities	470,535	414,464

Selected Income Statement Information	For the three months ended June 30,	For the three months ended June 30,	For the six months ended June 30,	For the six months ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenues	$15,266	$9,287	$27,167	$17,147
Net income	5,530	2,137	8,475	4,405
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
    As of June 30, 2022 and December 31, 2021, $10.5 million and $10.5 million was payable to the Adviser for base management fees, respectively.
For the three and six months ended June 30, 2022, the Company incurred $10.5 million and $21.0 million, respectively, in base management fees under the Investment Advisory Agreement. For the three and six months ended June 30, 2021, the Company incurred $9.5 million and $19.0 million, respectively, in base management fees under the Investment Advisory Agreement.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
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
    As of June 30, 2022 and December 31, 2021, $7.7 million and $7.2 million was payable to the Adviser for the incentive fee on income, respectively.
    For the three and six months ended June 30, 2022, the Company incurred $7.1 million and $14.4 million, respectively, in incentive fees on income under the Investment Advisory Agreement. For the three and six months ended June 30, 2021, the Company incurred $6.9 million and $13.5 million, respectively, in incentive fees on income under the Investment Advisory Agreement.
    The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” is an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to the Company’s liquidation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). This fee equals 20% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and six months ended June 30, 2022 and 2021, the Company did not incur incentive fees on capital gains during operations under the Investment Advisory Agreement.
Administration Agreement
    In connection with the Administration Agreement, BSP provides the Company with office facilities and administrative services. As of June 30, 2022 and December 31, 2021, $0.8 million and $1.6 million was payable to BSP under the Administration Agreement, respectively.
    For the three and six months ended June 30, 2022, the Company incurred $0.4 million and $0.8 million, respectively, in administrative service fees under the Administration Agreement. For the three and six months ended June 30, 2021, the Company incurred $0.4 million and $0.9 million, respectively, in administrative service fees under the Administration Agreement.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
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
Due To/From Affiliated Funds
Included within Prepaid and Other Assets on the Consolidated Statements of Assets and Liabilities as of June 30, 2022 and December 31, 2021 are $0.0 and $2.6 million, respectively of receivables from Affiliated Funds related to investment transactions.

Note 5 — Borrowings
Wells Fargo Credit Facility
    On August 28, 2020, the Company entered into a $300.0 million revolving credit facility with the Company, as collateral manager, Funding I, a wholly owned, consolidated special purpose financing subsidiary, as borrower, the lenders party thereto, Wells Fargo, as administrative agent, and U.S. Bank, as collateral agent and collateral custodian (the “Wells Fargo Credit Facility”).
    The Wells Fargo Credit Facility provides for borrowings through August 28, 2023, and any amounts borrowed under the Wells Fargo Credit Facility will mature on August 28, 2025. Prior to the Second Amendment (defined below), the Wells Fargo Credit Facility was priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread calculated based upon the composition of loans in the collateral pool, which will not exceed 2.75% per annum. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the commitments available under the Wells Fargo Credit Facility have not been borrowed. The non-usage fee per annum is 0.50% for the first 25% of the unused balance and up to 2.0% for the remaining unused balance. Funding I paid a structuring fee and incurred other customary costs and expenses in connection with the Wells Fargo Credit Facility. Pursuant to an amendment entered into on April 6, 2021, the commitment fee for any unused portion of the Wells Fargo Credit Facility was temporarily reduced until September 30, 2021 (the "First Amendment"). Additionally, pursuant to the First Amendment, the maximum spread was reduced from 2.75% to 2.50% as a result of this amendment. The other terms of the Wells Fargo Credit Facility were unchanged. Pursuant to an amendment entered into on May 27, 2022 (the "Second Amendment"), the benchmark rate was transitioned from LIBOR to SOFR. After the Second Amendment, the Wells Fargo Credit Facility is priced at Daily Simple SOFR, with a Daily Simple SOFR floor of zero, plus a spread calculated based upon the composition of loans in the collateral pool, which will not exceed 2.60% per annum.
    Funding I’s obligations under the Wells Fargo Credit Facility are secured by a first priority security interest in substantially all of the assets of Funding I, including its portfolio of investments and the Company’s equity interest in Funding I. The obligations of Funding I under the Wells Fargo Credit Facility are non-recourse to the Company.
    In connection with the Wells Fargo Credit Facility, the Company and Funding I have made certain representations and warranties and are required to comply with various covenants and other customary requirements. The Wells Fargo Credit Facility contains customary default provisions pursuant to which the administrative agent and the lenders under the Wells Fargo Credit Facility may terminate the Company in its capacity as collateral manager/portfolio manager under the Wells Fargo Credit Facility. Upon the occurrence of an event of default under the Wells Fargo Credit Facility, the administrative agent or the lenders may declare the outstanding advances and all other obligations under the Wells Fargo Credit Facility immediately due and payable.
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
For the period ended June 30, 2022
(Unaudited)

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
JPM Revolver Facility
On June 10, 2022, the Company entered into a $495.0 million revolving credit facility with JPMorgan Chase Bank, as administrative agent and as collateral agent, MUFG Union Bank, N.A., Sumitomo Mitsui Banking Corporation, and Wells Fargo Bank, National Association as syndication agents, as well as other Lender parties (the “JPM Revolver Facility”).
The JPM Revolver Facility provides for borrowings through June 10, 2026, and any amounts borrowed under the JPM Revolver Facility will mature on June 10, 2027. The JPM Revolver Facility is priced at three-month Term SOFR, plus a spread calculated based upon the composition of loans in the collateral pool, which will not exceed 1.98% per annum. Interest is payable quarterly in arrears. The Company will be subject to a non-usage fee of 0.38% to the extent the commitments available under the JPM Revolver Facility have not been borrowed. The Company paid a structuring fee and incurred other customary costs and expenses in connection with the JPM Revolver Facility.
In connection with the JPM Revolver Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolver Facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, JPMorgan Chase Bank, N.A. may declare the outstanding advances and all other obligations under the JPM Revolver Facility immediately due and payable.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
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
For the period ended June 30, 2022
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
For the period ended June 30, 2022
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
For the period ended June 30, 2022
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
For the period ended June 30, 2022
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

    The weighted average annualized interest cost for all borrowings for the six months ended June 30, 2022 and 2021 was 3.60% and 3.53%, respectively. The average daily debt outstanding for the six months ended June 30, 2022 and 2021 was $1.3 billion, and 1.0 billion, respectively. The maximum debt outstanding for the six months ended June 30, 2022 and 2021 was $1.3 billion and 1.2 billion, respectively.
    The following table represents borrowings as of June 30, 2022:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	8/28/2025	$300,000	$267,000	$(4,819)	$262,181
JPM Credit Facility	8/28/2023	400,000	321,600	(524)	321,076
JPM Revolver Facility	6/10/2027	495,000	5,000	(3,873)	1,127
2026 Notes	3/30/2026	300,000	297,075	(409)	296,666
2024 Notes	12/15/2024	100,000	99,413	(91)	99,322
2023 Notes	5/30/2023	60,000	59,941	(172)	59,769
2022 Notes	12/30/2022	150,000	149,918	(228)	149,690
Totals		$1,805,000	$1,199,947	$(10,116)	$1,189,831

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

The following table represents borrowings as of December 31, 2021:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	8/28/2025	$300,000	$285,000	$(5,575)	$279,425
JPM Credit Facility	8/28/2023	400,000	391,100	(734)	390,366
MassMutual Credit Facility	12/31/2025	100,000	—	(1,807)	(1,807)
2026 Notes	3/30/2026	300,000	296,688	(607)	296,081
2024 Notes	12/15/2024	100,000	99,295	(110)	99,185
2023 Notes	5/30/2023	60,000	59,908	(266)	59,642
2022 Notes	12/30/2022	150,000	149,836	(454)	149,382
Totals		$1,410,000	$1,281,827	$(9,553)	$1,272,274

    The following table represents interest and debt fees for the three and six months ended June 30, 2022:

	Three months ended June 30, 2022					Six months ended June 30, 2022
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (7)	Other Fees (8)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (7)	Other Fees (8)
Wells Fargo Credit Facility	(1)	(2)	$2,268	$380	$92	(1)	(2)	$4,215	$756	$141
JPM Credit Facility	(3)	(4)	3,494	106	119	(3)	(4)	6,421	210	187
JPM Revolver Facility	(5)	0.38%	10	45	108	(5)	0.38%	10	45	108
MassMutual Credit Facility (9)	—	—	—	—	—	(6)	0.50%	—	38	26
2026 Notes	3.25%	n/a	2,632	33	2	3.25%	n/a	5,262	68	2
2024 Notes	4.85%	n/a	1,272	9	9	4.85%	n/a	2,543	18	9
2023 Notes	5.38%	n/a	822	47	—	5.38%	n/a	1,644	94	—
2022 Notes	4.75%	n/a	1,822	114	9	4.75%	n/a	3,644	227	9
Totals			$12,320	$734	$339			$23,739	$1,456	$482
______________
(1) From April 6, 2021 through May 26, 2022, the Wells Fargo Credit Facility had an interest rate priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 2.50% per annum. From May 27, 2022 through June 30, 2022, the Wells Fargo Credit Facility had an interest rate priced at Daily Simple SOFR, with a Daily Simple SOFR floor of zero, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 2.60% per annum.
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

(5) Interest rate is priced at three-month Term SOFR, plus a spread calculated based upon the composition of the loans in the collateral pool,which will not exceed 1.98% per annum.
(6) Interest rate is priced at three-month LIBOR, with a LIBOR floor of 0.75%, plus a spread of 5.0% per annum.
(7) Amortization of deferred financing costs.
(8) Includes non-usage fees and custody fees.
(9) Amounts presented represent activity prior to termination on February 18, 2022.
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
______________
(1) From August 28, 2020 through March 31, 2021, the Wells Fargo Credit Facility had an interest rate priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 2.75% per annum. From April 6, 2021 through June 30, 2021, the Wells Fargo Credit Facility had an interest rate priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 2.50% per annum.
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
(8) Amounts presented represent activity prior to the Citi Credit Agreement on January 20, 2021.
    The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates, and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature. The fair value of the Company's 2022 Notes, 2023 Notes, 2024 Notes, and 2026 Notes are derived from market indications provided by Bloomberg Finance L.P. at June 30, 2022 and December 31, 2021.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

    At June 30, 2022, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2022 and December 31, 2021, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
    The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount at June 30, 2022	Fair Value at June 30, 2022
Wells Fargo Credit Facility	3	$267,000	$267,000
JPM Credit Facility	3	321,600	321,600
JPM Revolver Facility	3	5,000	5,000
2026 Notes	3	297,075	273,741
2024 Notes	3	99,413	96,727
2023 Notes	3	59,941	60,364
2022 Notes	3	149,918	150,677
		$1,199,947	$1,175,109

	Level	Carrying Amount at December 31, 2021	Fair Value at December 31, 2021
Wells Fargo Credit Facility	3	$285,000	$285,000
JPM Credit Facility	3	391,100	391,100
MassMutual Credit Facility	3	—	—
2026 Notes	3	296,688	300,243
2024 Notes	3	99,295	105,163
2023 Notes	3	59,908	62,113
2022 Notes	3	149,836	153,732
		$1,281,827	$1,297,351
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
    At June 30, 2022 and December 31, 2021, the forward foreign currency contracts were classified within Level 2 of the fair value hierarchy. The foreign currency forward contracts held as of June 30, 2022, and December 31, 2021 were subject to ISDA Master Agreements or similar agreements.
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

Note 7 — Commitments and Contingencies
Commitments
    In the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2022, the Company had unfunded commitments on delayed draw term loans of $153.7 million, unfunded commitments on revolver term loans of $111.0 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $0.6 million. As of December 31, 2021, the Company had unfunded commitments on delayed draw term loans of $163.6 million, unfunded commitments on revolver term loans of $102.9 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $0.8 million. The Company maintains sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.
As of June 30, 2022, the Company's unfunded commitments consisted of the following:
June 30, 2022

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	$6,552	$3,740
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,264	1,264
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver term loan	1,008	1,008
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	4,574	2,744
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	4,517	4,517
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver term loan	5,420	5,420
Aventine Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	10,188	1,072
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	11,417	11,417
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,425	2,283
Capstone Logistics	Senior Secured First Lien Debt	Revolver term loan	1,804	1,804
Chudy Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	3,442	2,868
Chudy Group, LLC	Senior Secured First Lien Debt	Revolver term loan	860	860
Cobblestone Intermediate Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	7,010	881
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver term loan	2,363	2,158
CRS-SPV, Inc.	Senior Secured First Lien Debt	Revolver term loan	224	162
Dynagrid Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	2,262	1,810
Eliassen Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,932	2,932
Encina Equipment Finance, LLC	Subordinated Debt	Delayed draw term loan	24,000	15,771
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver term loan	2,144	2,144
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,798	2,798
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver term loan	1,894	1,894
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	13,005	13,005
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,769	4,769
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,053	1,053
Health Plan One, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,458	1,458
Higginbotham Insurance Agency, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	6,857	5,901
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,775	634
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver term loan	6,178	4,633
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,810	2,810
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,390	1,008
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	9,078	9,078
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,630	3,025
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	Revolver term loan	600	420
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,028	608
IQN Holding Corp.	Senior Secured First Lien Debt	Delayed draw term loan	2,540	2,540
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver term loan	1,017	1,017
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	5,061	5,061
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,531	2,065
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver term loan	2,706	947

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term loan	$12,887	$591
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	6,631	5,623
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver term loan	1,326	1,326
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	2,019	2,019
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	1,131	1,131
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,324	1,324
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	7,827	1,957
Muth Mirror Systems, LLC	Senior Secured First Lien Debt	Revolver term loan	1,299	1,299
Norvax, LLC	Senior Secured First Lien Debt	Revolver term loan	1,152	259
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	2,676	2,676
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,747	3,747
ORG GC Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	584	584
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	13,311	7,213
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,840	1,840
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver term loan	1,602	1,602
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed draw term loan	8,058	8,058
Premier Global Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,042	73
Prototek, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,257	2,257
Prototek, LLC	Senior Secured First Lien Debt	Revolver term loan	1,693	339
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	2,584
Reddy Ice Corp.	Senior Secured First Lien Debt	Revolver term loan	1,762	1,322
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver term loan	464	464
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,354	1,354
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	10,183	4,887
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	5,072	5,072
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	4,216	4,216
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	8,886	8,886
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,746	3,746
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed draw term loan	3,209	3,209
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver term loan	1,284	1,284
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,782	3,782
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Delayed draw term loan	5,639	4,060
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,256	2,256
Subsea Global Solutions, LLC	Senior Secured First Lien Debt	Revolver term loan	963	340
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	601	313
Tap Rock Resources, LLC (1)	Equity/Other	Equity	29,470	11,114
Therapy Brands Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	889	889
Therapy Brands Holdings, LLC	Senior Secured Second Lien Debt	Delayed draw term loan	1,379	1,379
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed draw term loan	6,974	3,138
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver term loan	1,993	1,993
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,300	2,035
University of St. Augustine Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,615	2,615
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,821	4,393
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	1,167	1,167
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver term loan	2,169	2,169
Vensure Employer Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	379	379
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,391	4,391
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver term loan	3,179	2,782
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,023	2,016
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	378	378
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	13,692	6,579

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver term loan	$4,224	$4,224
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver term loan	4,448	3,558
Total			$386,482	$276,471
_____________
(1) The commitment related to this investment is discretionary.

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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	$6,631	$6,631
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver term loan	1,326	1,326
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	2,019	1,454
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	1,131	1,131
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,324	1,324
Mintz Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	1,344	1,344
Mintz Group, LLC	Senior Secured First Lien Debt	Revolver term loan	630	630
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	7,827	7,827
Muth Mirror Systems, LLC	Senior Secured First Lien Debt	Revolver term loan	1,299	1,299
Norvax, LLC	Senior Secured First Lien Debt	Revolver term loan	1,152	259
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	2,676	2,676
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,747	3,747
Olaplex, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,908	1,908
ORG GC Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	584	584
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	6,129	4,658
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,840	1,840
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver term loan	1,602	1,602
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed draw term loan	8,058	8,058
Premier Global Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,042	73
Prototek, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,257	2,257
Prototek, LLC	Senior Secured First Lien Debt	Revolver term loan	1,693	451
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,316	921
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	1,034
Reddy Ice Corp.	Senior Secured First Lien Debt	Delayed draw term loan	4,863	19
Reddy Ice Corp.	Senior Secured First Lien Debt	Revolver term loan	1,762	1,762
Refresh Parent Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,120	85
Refresh Parent Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	1,859	1,859
Refresh Parent Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,127	721
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver term loan	464	464
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,354	1,354
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	4,433	1,554
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	9,236	7,943
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	8,886	5,554
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,746	2,716
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed draw term loan	3,209	3,209
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver term loan	1,284	1,284
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,782	3,782
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Delayed draw term loan	5,639	5,639
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,256	2,256
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	601	505
Tap Rock Resources, LLC (1)	Equity/Other	Equity	29,470	11,114
Therapy Brands Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	889	889
Therapy Brands Holdings, LLC	Senior Secured Second Lien Debt	Delayed draw term loan	1,379	1,379
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed draw term loan	6,974	6,974
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver term loan	1,993	399
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,300	3,300
University of St. Augustine Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,615	2,615
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,821	4,393
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	1,167	1,167

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver term loan	$2,169	$2,169
Vensure Employer Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	2,384	2,384
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,023	2,016
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	378	378
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	13,728	12,809
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,224	4,224
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver term loan	4,448	3,892
Total			$367,965	$278,399
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
Note 9 — Common Stock
    On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No. 333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through June 30, 2022, the Company issued 244.8 million shares of common stock for gross proceeds of $2.5 billion, including the shares purchased by an affiliate of BSP and shares issued under the Company's DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company suspended the DRIP from March 29, 2020 through June 26, 2020. While the DRIP was suspended, participants and all other holders of the Company's common stock received distributions paid by the Company in cash. From inception of the Company's DRIP plan to June 30, 2022, the Company had repurchased 34.0 million shares of common stock through its share repurchase program for payments of $282.8 million. As of December 31, 2021, the Company had repurchased 30.8 million shares of common stock for payments of $259.2 million. Amounts include additional shares tendered for death and disability as permitted.
    On April 1, 2022, April 12, 2022 and May 13, 2022, the Company entered into stock purchase agreements with certain investors (collectively, the “Purchase Agreements”) and associated subscription agreements (collectively, the “Subscription Agreements”), totaling $234.8 million, for the sale of the Company’s common stock at the net asset value of each drawdown date. Investors are required to make capital contributions to purchase the Company’s common stock each time the Company delivers a drawdown notice in an aggregate amount not to exceed their respective capital commitments. All purchases will generally be made subject to the terms and conditions set forth in the Purchase Agreements and Subscription Agreements, at a per-share price as determined by the Company’s Board, which price will be determined prior to the issuance of the Company’s

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

common stock and in accordance with the limitations under Section 23 of the 1940 Act. As of the date of this filing, the Company has called $79.4 million of capital commitments.
In connection with the Purchase Agreements, the Adviser has sold and will sell additional shares of the Company to such investors at a discounted price or contribute other consideration in connection with each drawdown. The Company is not obligated to reimburse the Adviser for the shares that were sold at a discounted price or the other consideration that was provided by the Adviser.

The following table reflects the common stock activity for the six months ended June 30, 2022:

	Shares	Value
Shares Sold	10,540,388	$79,441
Shares Issued through DRIP	1,817,333	13,630
Share Repurchases	(3,159,305)	(23,571)
	9,198,416	69,500
The following table reflects the common stock activity for the year ended December 31, 2021:

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	3,130,965	22,822
Share Repurchases	(2,910,936)	(19,532)
	220,029	$3,290
    The following table reflects the stockholders' equity activity for the six months ended June 30, 2022:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total Stockholders' Equity
Balance as of December 31, 2021	201,610,757	$202	$1,913,365	$(404,075)	$1,509,492
Net investment income	—	—	—	29,026	29,026
Net realized gain from investment transactions	—	—	—	3,444	3,444
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	2,457	2,457
Repurchases	(3,091,177)	(3)	(23,062)	—	(23,065)
Distributions to stockholders	—	—	—	(29,778)	(29,778)
Reinvested dividends	908,625	—	6,806	—	6,806
Balance as of March 31,2022	199,428,205	$199	$1,897,109	$(398,926)	$1,498,382
Net investment income	—	—	—	28,496	28,496
Net realized gain from investment transactions	—	—	—	6,287	6,287
Net change in unrealized depreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	(22,736)	(22,736)
Issuance of common stock, net of issuance costs	10,540,388	11	79,430	—	79,441
Repurchases	(68,128)	—	(506)	—	(506)
Distributions to stockholders	—	—	—	(31,485)	(31,485)
Reinvested dividends	908,708	1	6,823	—	6,824
Balance as of June 30, 2022	210,809,173	$211	$1,982,856	$(418,364)	$1,564,703

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
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
Note 10 — Capital
Investor Commitments
As of June 30, 2022, the Company had $234.8 million in total capital commitments, of which $155.3 million was unfunded, in connection with the Purchase Agreements and Subscription Agreements (as defined in Note 9). As of December 31, 2021, the Company did not have any capital commitments in connection with the Purchase Agreements and Subscription Agreements.
Capital Drawdowns
The following table summarizes the total shares issued and proceeds received, net of issuance costs, related to capital drawdowns of Common Stock in connection with the Purchase Agreements and Subscription Agreements for the six months ended June 30, 2022:

Share Issue Date	Shares Issued	Net Proceeds Received
For the six months ended June 30, 2022
April 14, 2022	5,548,128	$41,500
June 3, 2022	4,992,260	37,941
Total Capital Drawdowns	10,540,388	$79,441
There were no shares issued or proceeds received related to capital drawdowns of Common Stock in connection with the Purchase Agreements and Subscription Agreements for the year ended December 31, 2021.
The issuances of Common Stock described above were exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. The Company relied, in part, upon representations from investors in the relevant Subscription Agreements that each investor is an "accredited investor," as defined in Regulation D under the Securities Act.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

Note 11 — Share Repurchase Program
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
Note 12 — Earnings Per Share
    Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities for the periods ended June 30, 2022 and 2021.
    The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three and six months ended June 30, 2022 and 2021.

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Basic and diluted
Net increase in net assets resulting from operations	$12,047	$66,721	$46,974	$133,700
Weighted average shares outstanding	205,577,018	199,172,026	203,038,687	199,753,150
Net increase in net assets resulting from operations per share	$0.06	$0.33	$0.23	$0.67

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

Note 13 — Distributions
The following table reflects the distributions declared on shares of the Company’s Common Stock during the six months ended June 30, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Six Months Ended June 30, 2022
March 10, 2022	March 31, 2022	April 5, 2022	$0.13
March 10, 2022 (special)	March 31, 2022	April 5, 2022	$0.02
May 11, 2022	June 30, 2022	July 1, 2022	$0.13
May 11, 2022 (special)	June 30, 2022	July 1, 2022	$0.02
The following table reflects the distributions declared on shares of the Company’s Common Stock during the year ended December 31, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2021
March 11, 2021	March 31, 2021	April 1, 2021	$0.10
May 7, 2021	June 30, 2021	July 1, 2021	$0.10
September 28, 2021	September 30, 2021	October 1, 2021	$0.13
September 28, 2021 (special)	September 30, 2021	October 1, 2021	$0.02
November 9, 2021	December 31, 2021	January 3, 2022	$0.13
November 9, 2021 (special)	December 31, 2021	January 3, 2022	$0.02
The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.

    As of June 30, 2022 and December 31, 2021, the Company had accrued $24.7 million and $23.3 million, respectively, in stockholder distributions that were unpaid.
Note 14 — Income Tax Information and Distributions to Stockholders
    The Company has elected to be treated for federal income tax purposes as a RIC under the Code. Generally, a RIC is exempt from federal income taxes if it meets certain quarterly asset diversification requirements, annual income tests, and distributes to stockholders its ‘‘investment company taxable income,’’ as defined in the Code, each taxable year. Distributions declared prior to the filing of the previous year's tax return and paid up to one year after the previous tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its RIC status each year. The Company may also be subject to federal excise taxes of 4%.
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
For the period ended June 30, 2022
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
    As of June 30, 2022, the Company had a deferred tax asset of $2.0 million and a deferred tax liability of $(3.1) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $2.0 million. As of December 31, 2021, the Company had a deferred tax asset of $2.0 million and a deferred tax liability of $(4.9) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $2.0 million.
    The deferred tax asset valuation allowance has been determined pursuant to the provisions of ASC Topic 740, including the Company's estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized.
Note 15 — Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2022 and 2021:

	For the six months ended June 30,
	2022	2021
Per share data:
Net asset value, beginning of period	$7.49	$6.95
Results of operations (1)
Net investment income	0.28	0.27
Net realized and unrealized gain (loss), net of change in deferred taxes	(0.05)	0.40
Net realized loss on foreign currency transactions	—	(0.01)
Net unrealized appreciation on from forward currency exchange contracts	—	0.01
Net increase in net assets resulting from operations	0.23	0.67
Stockholder distributions (2)
Distributions from net investment income	(0.30)	(0.20)
Net decrease in net assets resulting from stockholder distributions	(0.30)	(0.20)
Other (6)	—	0.01
Net asset value, end of period	$7.42	$7.43
Shares outstanding at end of period	210,809,173	199,773,641
Total return (3)	3.14%	9.88%
Ratio/Supplemental data:
Total net assets, end of period	$1,564,703	$1,483,411
Ratio of net investment income to average net assets (7)	8.57%	8.54%
Ratio of total expenses to average net assets (5) (7)	8.26%	7.53%
Portfolio turnover rate (4)	7.06%	37.87%
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
For the period ended June 30, 2022
(Unaudited)

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
Note 16 – Schedules of Investments and Advances to Affiliates
    An affiliated company is generally a portfolio company in which FBLC owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which FBLC owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement.) Transactions related to investments in affiliated and controlled affiliated companies for the six months ended June 30, 2022 were as follows:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2021	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at June 30, 2022
Control Investments
CRS-SPV, Inc. - (2) (3) (6)	Equity/Other Investments	Industrials	$—	$1,266	$—	$—	$—	$204	$1,470
CRS-SPV, Inc. - L+4.50% (6.17%), 3/8/2023 (2) (6)	Senior Secured First Lien Debt	Industrials	2	62	—	—	—	—	62
Danish CRJ, Ltd. - (2) (3) (6)	Equity/Other Investments	Transportation	—	—	—	—	—	—	—
Encina Equipment Finance, LLC - L+7.75% (9.00%), 12/31/2028 (2) (6)	Subordinated Debt	Financials	167	—	8,229	—	—	—	8,229
Encina Equipment Finance, LLC - (2) (6)	Equity/Other Investments	Financials	3,582	81,693	—	94	—	(94)	81,693
Encina Equipment Finance, LLC - L+7.75% (9.00%), 12/31/2028 (2) (6)	Subordinated Debt	Financials	1,734	37,964	10	—	—	126	38,100
FBLC Senior Loan Fund, LLC - (2) (4) (6)	Equity/ Other Investments	Diversified Investment Vehicles	12,097	304,934	—	—	—	—	304,934
Integrated Efficiency Solutions, Inc. - 7.50%, 12/31/2025 (2) (6)	Senior Secured First Lien Debt	Industrials	4	131	180	(131)	—	—	180
Integrated Efficiency Solutions, Inc. - 7.50%, 12/31/2025 (2) (6)	Senior Secured First Lien Debt	Industrials	54	1,436	—	(8)	—	—	1,428
Integrated Efficiency Solutions, Inc. - 10.00% PIK, 12/31/2026 (2) (6)	Senior Secured Second Lien Debt	Industrials	138	780	138	—	—	(278)	640
Integrated Efficiency Solutions, Inc. - (2) (3) (6)	Equity/Other Investments	Industrials	—	—	—	—	—	—	—
Integrated Efficiency Solutions, Inc. - (2) (3) (6)	Equity/Other Investments	Industrials	—	—	—	—	—	—	—
Internap Corp - (2) (3) (6)	Equity/Other Investments	Business Services	—	—	1,552	—	—	—	1,552
Internap Corp. - L+6.50% (7.90%), 5/8/2025 (2) (6)	Senior Secured First Lien Debt	Business Services	241	—	5,650	—	—	57	5,707
Kahala Ireland OpCo Designated Activity Company - (2) (6)	Equity/Other Investments	Transportation	11,638	23,732	—	—	—	(12,556)	11,176
Kahala Ireland OpCo Designated Activity Company - (2) (3) (6)	Equity/Other Investments	Transportation	—	3,250	—	—	—	—	3,250
Kahala US OpCo, LLC - (2) (3) (6)	Equity/Other Investments	Transportation	—	—	—	—	—	—	—

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2021	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at June 30, 2022
Lakeview Health Holdings, Inc. - P+6.00% (10.75%) PIK, 10/15/2024 (2) (6)	Senior Secured First Lien Debt	Healthcare	$24	$414	$124	$—	$—	$—	$538
Lakeview Health Holdings, Inc. - P+4.50% (9.25%) PIK, 10/15/2024 (2) (6)	Senior Secured First Lien Debt	Healthcare	64	584	64	—	—	(130)	518
Lakeview Health Holdings, Inc. - (2) (3) (6)	Equity/Other Investments	Healthcare	—	—	—	—	—	—	—
MGTF Holdco, LLC - (2) (3) (6)	Equity/Other Investments	Media/Entertainment	—	—	—	—	—	—	—
MGTF Radio Company, LLC - L+6.00% (7.67%), 4/1/2024 (2) (6)	Senior Secured First Lien Debt	Media/Entertainment	1,806	42,567	15	(2,325)	3	1,448	41,708
ORG GC Holdings, LLC - L+6.50% (8.76%) PIK, 11/29/2026 (2) (6)	Senior Secured First Lien Debt	Business Services	318	8,343	317	—	—	—	8,660
ORG GC Holdings, LLC - 18.00% PIK, 11/29/2027 (2) (6)	Senior Secured Second Lien Debt	Business Services	318	3,439	319	—	—	(85)	3,673
ORG GC Holdings, LLC - (2) (3) (6)	Equity/Other Investments	Business Services	—	212	—	—	—	(212)	—
ORG GC Holdings, LLC - (2) (3) (6)	Equity/Other Investments	Business Services	—	—	—	—	—	—	—
Park Ave RE Holdings, LLC (2) (5) (6)	Equity/Other Investments	Financials	—	4,461	—	(8,461)	6,838	(2,838)	—
Park Ave RE Holdings, LLC (2) (5) (6)	Subordinated Debt	Financials	31	1,537	—	(1,537)	—	—	—
Siena Capital Finance, LLC - 12.50%, 11/26/2026 (2) (6)	Subordinated Debt	Financials	4,399	75,000	(1)	(14,000)	—	1	61,000
Siena Capital Finance, LLC - (2) (6)	Equity/Other Investments	Financials	4,718	65,609	—	—	—	11,701	77,310
WPNT, LLC - (2) (3) (6)	Equity/Other Investments	Media/Entertainment	—	—	—	—	—	—	—
Total Control Investments			$41,335	$657,414	$16,597	$(26,368)	$6,841	$(2,656)	$651,828

Affiliate Investments
Answers Corp. - (3) (6)	Equity/Other Investments	Media/Entertainment	$—	$145	$—	$(381)	$—	$354	$118
CDS U.S. Intermediate Holdings, Inc. - L+6.00% (8.23%), 11/24/2025	Senior Secured First Lien Debt	Media/Entertainment	204	5,565	6	—	—	(124)	5,447
CDS U.S. Intermediate Holdings, Inc. - L+8.00% (10.23%) 7.00% PIK, 11/24/2027	Senior Secured Second Lien Debt	Media/Entertainment	492	10,262	374	—	—	(196)	10,440
CDS U.S. Intermediate Holdings, Inc. - (3)	Equity/Other Investments	Media/Entertainment	—	5,442	—	—	—	(484)	4,958
CDS U.S. Intermediate Holdings, Inc. - (3) (6)	Equity/Other Investments	Media/Entertainment	—	2,884	—	—	—	(524)	2,360
First Eagle Greenway Fund II, LLC	Equity/Other Investments	Diversified Investment Vehicles	—	464	—	(72)	—	(22)	370
Foresight Energy Operating, LLC - (3) (6)	Equity/Other Investments	Energy	—	3,965	—	—	—	(176)	3,789
Foresight Energy Operating, LLC - L+8.00% (10.25%), 6/30/2027	Senior Secured First Lien Debt	Energy	52	1,102	—	(8)	—	(22)	1,072
Internap Corp - (3) (6)	Equity/Other Investments	Business Services	—	1,552	—	(1,552)	—	—	—
Internap Corp. - L+6.50% (7.90%), 5/8/2025 (6)	Senior Secured First Lien Debt	Business Services	—	5,475	—	(5,475)	—	—	—
Jakks Pacific, Inc. - (3)	Equity/Other Investments	Consumer	—	2,412	—	—	—	594	3,006
Jakks Pacific, Inc. - (6)	Equity/Other Investments	Consumer	18	785	19	—	—	(16)	788

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2021	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at June 30, 2022
NewStar Arlington Senior Loan Program, LLC 14-1A FR - L+11.00% (12.18%), 4/25/2031 (6)	Collateralized Securities	Diversified Investment Vehicles	$285	$4,575	$8	$—	$—	$(253)	$4,330
NewStar Arlington Senior Loan Program, LLC 14-1A SUB - 20.69%, 4/25/2031 (6)	Collateralized Securities	Diversified Investment Vehicles	1,473	17,114	—	(2,533)	—	(2,680)	11,901
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F - L+7.50% (8.56%), 1/20/2027 (6)	Collateralized Securities	Diversified Investment Vehicles	505	8,237	159	—	—	292	8,688
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB - 0.00%, 1/20/2027 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other Investments	Diversified Investment Vehicles	—	4,953	—	(3,110)	—	(424)	1,419
Tap Rock Resources, LLC - (6)	Equity/Other Investments	Energy	306	8,742	—	(641)	—	366	8,467
Tax Defense Network, LLC - (3) (6)	Equity/Other Investments	Consumer	—	—	—	—	—	—	—
Tax Defense Network, LLC - (3) (6)	Equity/Other Investments	Consumer	—	—	—	—	—	—	—
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 3/31/2023 (6)	Senior Secured First Lien Debt	Consumer	—	464	—	—	—	22	486
Tax Defense Network, LLC - 10.00% PIK, 3/31/2023 (6)	Senior Secured First Lien Debt	Consumer	—	3,678	—	—	—	376	4,054
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 3/31/2023 (6)	Senior Secured First Lien Debt	Consumer	—	2,616	—	—	—	120	2,736
Team Waste, LLC (5) (6)	Equity/Other Investments	Diversified Investment Vehicles	—	3,073	—	(3,073)	504	(504)	—
Tennenbaum Waterman Fund, LP	Equity/Other Investments	Diversified Investment Vehicles	315	9,764	—	—	—	(645)	9,119
Vantage Mobility International, LLC - L+6.00% (7.00%) 4.50% PIK, 3/21/2024 (6)	Senior Secured First Lien Debt	Transportation	9	251	—	—	—	(251)	—
Vantage Mobility International, LLC - L+6.00% (7.07%) 4.50% PIK, 3/21/2024 (6)	Senior Secured First Lien Debt	Transportation	4	244	—	—	—	4	248
Vantage Mobility International, LLC - L+6.00% (7.07%) PIK, 3/21/2024 (6)	Senior Secured Second Lien Debt	Transportation	5	17	—	—	—	(17)	—
Vantage Mobility International, LLC - L+6.00% (7.07%) PIK, 3/21/2024 (6)	Senior Secured Second Lien Debt	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC - (3) (6)	Equity/Other Investments	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC - (3) (6)	Equity/Other Investments	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC - (3) (6)	Equity/Other Investments	Transportation	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A E - L+4.55% (5.84%) PIK, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	230	7,171	70	—	—	(310)	6,931
Whitehorse, Ltd. 2014-1A Side Letter - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
Total Affiliate Investments			$3,898	$110,952	$636	$(16,845)	$504	$(4,520)	$90,727
Total Control & Affiliate Investments			$45,233	$768,366	$17,233	$(43,213)	$7,345	$(7,176)	$742,555

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
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
(2)This investment was not deemed significant under Regulation S-X as of June 30, 2022.
(3)Investment is non-income producing at June 30, 2022.
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
(5)Investment no longer held as of June 30, 2022.
(6)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(7)Gross of net change in deferred taxes in the amount of $0.1 million.
    Dividends and interest for the six months ended June 30, 2022 attributable to Controlled and Affiliated investments no longer held as of June 30, 2022 were $0.0 million.
    Realized gain for the six months ended June 30, 2022 attributable to Controlled and Affiliated investments no longer held as of June 30, 2022 was $7.3 million.
    Change in unrealized loss for the six months ended June 30, 2022 attributable to Controlled and Affiliated investments no longer held as of June 30, 2022 was $(3.3) million.
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2021
Integrated Efficiency Solutions, Inc. - 10.00% PIK, 12/31/2026 (2) (6)	Senior Secured Second Lien Debt	Industrials	$1	$—	$780	$—	$—	$—	$780
Kahala Ireland OpCo Designated Activity Company - L+8.00% (13.00%), 12/22/2028 (2) (5) (6)	Senior Secured First Lien Debt	Transportation	950	18,549	—	(18,549)	—	—	—
Kahala Ireland OpCo Designated Activity Company (2) (6)	Equity/Other	Transportation	25,513	42,952	—	—	—	(19,220)	23,732
Kahala Ireland OpCo Designated Activity Company (2) (3) (6)	Equity/Other	Transportation	—	3,250	—	—	—	—	3,250
Kahala US OpCo, LLC - 13.00% (2) (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
KMTEX, LLC - P+3.00% (6.25%) PIK, 6/16/2025 (2) (5) (6)	Senior Secured First Lien Debt	Chemicals	16	218	468	(686)	—	—	—
KMTEX, LLC - P+3.00% (6.25%) PIK, 6/16/2025 (2) (5) (6)	Senior Secured First Lien Debt	Chemicals	92	3,230	102	(1,060)	(2,272)	—	—
KMTEX, LLC - P+3.00% (6.25%) PIK, 6/16/2025 (2) (5) (6)	Senior Secured First Lien Debt	Chemicals	26	829	26	(272)	(583)	—	—
KMTEX, LLC (2) (3) (5) (6)	Equity/Other	Chemicals	—	—	—	—	—	—	—
KMTEX, LLC (2) (3) (5) (6)	Equity/Other	Chemicals	—	2,289	—	—	(2,793)	504	—
Lakeview Health Holdings, Inc. - P+4.50% (7.75%) PIK, 10/15/2024 (2) (6)	Senior Secured First Lien Debt	Healthcare	26	—	600	—	—	(16)	584
Lakeview Health Holdings, Inc. - P+6.00% (9.25%), 10/15/2024 (2) (6)	Senior Secured First Lien Debt	Healthcare	28	—	414	—	—	—	414
MGTF Holdco, LLC (2) (3) (6)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
MGTF Radio Company, LLC - L+6.00% (7.00%), 4/1/2024 (2) (6)	Senior Secured First Lien Debt	Media/Entertainment	3,854	43,400	32	(3,551)	6	2,680	42,567
NMFC Senior Loan Program I, LLC (2) (3) (5) (6)	Equity/Other	Diversified Investment Vehicles	496	—	—	—	—	—	—
ORG GC Holdings, LLC - L+6.50% (7.50%) PIK, 11/24/2026 (2) (6)	Senior Secured First Lien Debt	Business Services	57	—	8,343	—	—	—	8,343
ORG GC Holdings, LLC - 18.00% PIK, 11/24/2027 (2) (6)	Senior Secured Second Lien Debt	Business Services	56	—	3,439	—	—	—	3,439
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other	Business Services	—	—	212	—	—	—	212
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other	Business Services	—	—	—	—	—	—	—
Park Ave RE Holdings, LLC - 13.00%, 12/30/2022 (2) (6)	Subordinated Debt	Financials	1,784	37,237	—	(35,700)	—	—	1,537
Park Ave RE Holdings, LLC (2) (3) (6)	Equity/Other	Financials	—	3,300	—	(792)	—	1,953	4,461
Siena Capital Finance, LLC - 12.50%, 11/27/2026 (2) (6)	Subordinated Debt	Financials	5,340	25,500	74,502	(25,000)	—	(2)	75,000
Siena Capital Finance, LLC (2) (6)	Equity/Other	Financials	5,959	35,839	5,950	—	—	23,820	65,609
WPNT, LLC (2) (3) (6)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Total Control Investments			$68,286	$232,605	$521,026	$(98,784)	$(6,239)	$8,806	$657,414

Affiliate Investments
Answers Corp. (3) (6)	Equity/Other	Media/Entertainment	$—	$727	$—	$(718)	$—	$136	$145

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2022
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2021
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 3/31/2022 (6)	Senior Secured First Lien Debt	Consumer	$—	$420	$—	$—	$—	$44	$464
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 3/31/2022 (6)	Senior Secured First Lien Debt	Consumer	—	2,368	—	—	—	248	2,616
Tax Defense Network, LLC (3) (6)	Equity/Other	Consumer	—	—	—	—	—	—	—
Tax Defense Network, LLC (3) (6)	Equity/Other	Consumer	—	—	—	—	—	—	—
Team Waste, LLC (3) (6)	Equity/Other	Industrials	—	2,570	—	—	—	503	3,073
Tennenbaum Waterman Fund, LP	Equity/Other	Diversified Investment Vehicles	1,062	10,087	—	—	—	(323)	9,764
TwentyEighty, Inc. (3) (5) (6)	Equity/Other	Business Services	—	—	—	(35)	35	—	—
Vantage Mobility International, LLC - L+6.00% (7.00%), 3/21/2024 (6)	Senior Secured First Lien Debt	Transportation	8	—	251	—	—	—	251
Vantage Mobility International, LLC - L+6.00% (7.00%), 3/21/2024 (6)	Senior Secured First Lien Debt	Transportation	2	—	244	—	—	—	244
Vantage Mobility International, LLC - L+6.00% (7.00%), 3/21/2024 (6)	Senior Secured Second Lien Debt	Transportation	—	—	17	—	—	—	17
Vantage Mobility International, LLC - L+6.00% (7.00%) PIK, 3/21/2024 (6)	Senior Secured Second Lien Debt	Transportation	—	944	—	—	—	(944)	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A E - L+4.55% (4.68%), 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	426	5,592	45	—	—	1,534	7,171
Whitehorse, Ltd. 2014-1A Side Letter - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
Total Affiliate Investments			$16,191	$189,259	$25,162	$(148,584)	$23,155	$21,960	$110,952
Total Control & Affiliate Investments			$84,477	$421,864	$546,188	$(247,368)	$16,916	$30,766	$768,366

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
For the period ended June 30, 2022
(Unaudited)

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
Note 17 – Subsequent Events
Unregistered Sales of Equity Securities
On July 26, 2022, pursuant to a drawdown notice previously delivered to investors, the Company issued and sold approximately 8.0 million shares of the Company's common stock for an aggregate offering price of approximately $60.0 million.

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
    Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans, and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues of less than $1 billion, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of June 30, 2022, 75.5% of our portfolio was invested in senior secured loans.
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
Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At June 30, 2022:
Investment Portfolio	$2,757.0
Net assets	1,564.7
Debt (net of deferred financing costs)	1,189.8
Net asset value per share	7.42

Portfolio Activity for the Six Months Ended June 30, 2022:
Purchases during the period	194.0
Sales, repayments, and other exits during the period	216.8
Number of portfolio companies at end of period	151

Operating results for the Six Months Ended June 30, 2022:
Net investment income per share	0.28
Distributions declared per share	0.30
Net increase in net assets resulting from operations per share	0.23
Net investment income	57,522
Net realized and unrealized loss, net of change in deferred taxes	(19,954)
Net increase in net assets resulting from operations	46,974
Portfolio and Investment Activity
    During the six months ended June 30, 2022, we made $194.0 million of investments in new and existing portfolio companies and had $216.8 million in aggregate amount of sales and repayments, resulting in a net decrease in investments of $22.8 million for the period. The total portfolio of debt investments at fair value consisted of 93.0% bearing variable interest rates and 7.0% bearing fixed interest rates.

    Our portfolio composition, based on fair value at June 30, 2022 was as follows:

	June 30, 2022
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	66.9%	8.3%
Senior Secured Second Lien Debt	8.6	10.0
Subordinated Debt	4.0	12.0
Debt Subtotal	79.5	8.7
Collateralized Securities (2)	1.2	15.0
Equity/Other (3)	8.2	18.1
FBLC Senior Loan Fund, LLC (3)(4)	11.1	8.0
Total	100.0%	9.4%
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
(4) As of June 30, 2022, FBLC Senior Loan Fund, LLC's holdings consisted of 92.1% senior secured debt. On a look-through basis to FBLC Senior Loan Fund, LLC, our portfolio is comprised of approximately 86.6% senior secured debt as of June 30, 2022.
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
    The weighted average risk rating of our investments based on fair value was 2.1 and 2.1 as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, we had five portfolio companies on non-accrual with a total amortized cost of $44.7 million and fair value of $10.0 million, which represented 1.6% and 0.4% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2021, we had six portfolio companies on non-accrual with a total amortized cost of $42.5 million and fair value of $12.2 million, which represented 1.5%, and 0.4% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding our non-accrual policy.
FBLC Senior Loan Fund, LLC
On January 20, 2021, FBLC and Cliffwater Corporate Lending Fund (“CCLF”) formed a joint venture, FBLC Senior Loan Fund, LLC (the “SLF”), that invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. SLF was formed as a Delaware limited liability company and is not consolidated by FBLC for financial reporting purposes. FBLC provides capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. For both, quarter and year ended, June 30, 2022 and December 31, 2021, FBLC and CCLF owned 79.8% and 20.2%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. FBLC and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As part of the initial contribution to SLF, FBLC contributed $751.8 million of assets including $664.2 million of investments and $42.4 million of cash as well as $446.9 million worth of liabilities including the Citi Credit Facility (as defined in Note 5) debt of $344.4 million in exchange for $304.9 million of equity in SLF. As of June 30, 2022 and December 31, 2021, FBLC’s investment in SLF consisted of equity contributions of $304.9 million.
Below is a summary of SLF’s portfolio as of June 30, 2022 and December 31, 2021. A listing of the individual investments in SLF’s portfolio as of such dates can be found in “Note 3 – Fair Value of Investments” in the notes to the accompanying consolidated financial statements (dollars in thousands):

	June 30, 2022	December 31, 2021
Total assets	$1,069,210	$1,195,960
Total investments (1)	$971,257	$1,088,337
Weighted Average Current Yield for Total Portfolio (2)	7.1%	5.4%
Number of Portfolio companies in SLF	174	172
Largest portfolio company investment (1)	$20,558	$27,965
Total of five largest portfolio company investments (1)	$93,622	$113,297
_____________________
(1) At fair value
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.
Below is certain summarized financial information for SLF as of June 30, 2022 and December 31, 2021 and for the periods ended June 30, 2022 and June 30, 2021 (dollars in thousands):

Selected Statement of Assets and Liabilities Information	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $1,036,503 and $1,085,170, respectively)	$971,257	$1,088,337
Cash and other assets	97,953	107,623
Total assets	$1,069,210	$1,195,960

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,991 and $2,488, respectively)	$641,559	$631,562
Secured borrowings	65,016	94,737
Other liabilities	27,473	71,008
Total liabilities	$734,048	$797,307

MEMBERS' CAPITAL
Total members' capital	$335,162	$398,653

Total liabilities and members' capital	$1,069,210	$1,195,960

Selected Statements of Operations Information	For the three months ended June 30,	For the three months ended June 30,	For the six months ended June 30,	For the period January 20, 2021 through June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Investment income:
Total investment income	$15,747	$10,874	$30,176	$19,326

Operating expenses:
Interest and credit facility financing expenses	3,910	2,381	7,278	3,975
Other expenses	708	480	1,342	763
Total expenses	4,618	2,861	8,620	4,738

Net investment income	11,129	8,013	21,556	14,588

Realized and unrealized gain (loss):
Net realized and unrealized gain (loss)	(56,584)	8,581	(69,833)	12,058

Net increase (decrease) in net assets resulting from operations	$(45,455)	$16,594	$(48,277)	$26,646

RESULTS OF OPERATIONS
    Operating results for the three and six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Total investment income	$63,417	$58,251	$127,193	$114,685
Total expenses	34,169	30,341	66,940	59,457
Income tax expense, including excise tax	752	403	2,731	1,103
Net investment income	$28,496	$27,507	$57,522	$54,125
Investment Income
    For the three and six months ended June 30, 2022, total investment income was $63.4 million and $127.2 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.8 billion and a weighted average current yield of 9.4%. Included within total investment income was $2.1 million and $4.1 million, respectively, of fee income for the three and six months ended June 30, 2022. Fee income consists primarily of prepayment and amendment fees. For the three and six months ended June 30, 2021 total investment income was $58.3 million and $114.7 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.6 billion and a weighted average current yield of 8.7%. Included within total investment income was $3.4 million and $4.4 million, respectively, of fee income for the three and six months ended June 30, 2021. Fee income consists primarily of prepayment and amendment fees.

Operating Expenses
    The composition of our operating expenses for the three and six months ended June 30, 2022 and 2021 was as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Management fees	$10,494	$9,462	$20,997	$19,036
Incentive fee on income	7,124	6,876	14,380	13,531
Interest and debt fees	13,393	11,032	25,677	20,632
Professional fees	1,126	1,133	1,979	2,412
Other general and administrative	1,602	1,429	3,009	3,030
Administrative services	198	181	393	362
Directors' fees	232	228	505	454
Total operating expenses	$34,169	$30,341	$66,940	$59,457
For the three and six months ended June 30, 2022, we incurred management fees of $10.5 million and $21.0 million, respectively. For the three and six months ended June 30, 2022, we incurred incentive fees on income of $7.1 million and $14.4 million, respectively. For the three and six months ended June 30, 2021, we incurred management fees of $9.5 million and $19.0 million, respectively. For the three and six months ended June 30, 2021, we incurred incentive fees on income of $6.9 million and $13.5 million, respectively.
For the three and six months ended June 30, 2022, we incurred interest and debt fees of $13.4 million and $25.7 million, respectively. For the three and six months ended June 30, 2021, we incurred interest and debt fees of $11.0 million and $20.6 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, trustee fees, amortization of deferred financing costs, and amortization of discount if applicable related to our revolving credit facilities and unsecured notes, each as defined herein in the section entitled "Borrowings". The increase in interest and debt fees for the three and six months ended June 30, 2022 as compared to the same periods in 2021 is primarily the result of the timing of issuance of our 2026 Notes as well as an increase in total principal outstanding on our credit facilities.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments, Foreign Currency Transactions, and Forward Currency Exchange Contracts
    Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and foreign currency transactions, net of change in deferred taxes for the six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net realized gain (loss)
Control investments	$6,840	$2	$6,841	$3
Affiliate investments	392	20,364	504	20,057
Non-affiliate investments	(1,253)	7,636	3,654	7,193
Net realized gain (loss) on foreign currency transactions	308	(853)	501	(1,381)
Net realized loss on extinguishment of debt	—	—	(1,769)	(1,286)
Total net realized gain	6,287	27,149	9,731	24,586
Net change in unrealized appreciation (depreciation) on investments
Control investments	(12,179)	(1,301)	(2,656)	(9,426)
Affiliate investments	(5,564)	(1,470)	(4,520)	19,412
Non-affiliate investments	(5,100)	14,241	(12,900)	44,115
Net change in deferred taxes	(107)	—	122	—
Total net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	(22,950)	11,470	(19,954)	54,101
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	214	595	(325)	888
Net realized and unrealized gain (loss)	$(16,449)	$39,214	$(10,548)	$79,575
    Net realized and unrealized loss on investments and foreign currency transactions, net of change in deferred taxes, resulted in a net losses of $16.4 million and $10.5 million, respectively, for the three and six months ended June 30, 2022 compared to a net gain of $39.2 million and $79.6 million, respectively, for the same periods in 2021. We look at net realized gain (loss) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.
    The net realized and unrealized loss for the three months ended June 30, 2022 was primarily driven by unrealized losses on Equity Investments and Collateralized Securities.The net realized and unrealized loss for the six months ended June 30, 2022 was primarily driven by unrealized losses on Equity Investments and Collateralized Securities.
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

Changes in Net Assets from Operations
    For the three and six months ended June 30, 2022, we recorded a net increase in net assets resulting from operations of $12.0 million and $47.0 million, respectively, versus a net increase in net assets resulting from operations of $66.7 million and $133.7 million, respectively, for the three and six months ended June 30, 2021. The decrease is primarily driven by a decrease in realized gain on our investments and an increase in unrealized loss on our investments. Based on the weighted average shares of common stock outstanding for the six months ended June 30, 2022 and 2021, respectively, our per share net increase in net assets resulting from operations was $0.06 and $0.23, respectively, for the three and six months ended June 30, 2022, versus a net increase in net assets of $0.33 and $0.67, respectively, for the three and six months ended June 30, 2021.
Cash Flows
For the six months ended June 30, 2022, net cash provided by operating activities was $49.9 million. The level of cash flows provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The increase in cash flows provided by operating activities for the six months ended June 30, 2022 was primarily a result of sales and repayments of investments of $216.8 million and a decrease in receivable for unsettled trades of $24.2 million, offset by purchases of investments of $194.1 million.
    Net cash used in financing activities of $76.8 million during the six months ended June 30, 2022 related to payments on debt of $211.5 million, stockholder distributions of $46.2 million and repurchases of common stock of $23.6 million, partially offset by proceeds from issuance of shares of $79.4 million and proceeds from debt of $129.0 million.
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
Recent Developments
Unregistered Sales of Equity Securities
On July 26, 2022, pursuant to a drawdown notice previously delivered to investors, the Company issued and sold approximately 8.0 million shares of the Company's common stock for an aggregate offering price of approximately $60.0 million.
Liquidity and Capital Resources
    We generate cash flows from fees, interest, and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of June 30, 2022, we had issued 244.8 million shares of our common stock for gross proceeds of $2.5 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP. As of June 30, 2022, we had $610.0 million of senior unsecured notes outstanding. As of June 30, 2021, we had issued 230.6 million shares of our common stock for gross proceeds of $2.4 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP. As of June 30, 2021, we had $610.0 million of senior unsecured notes outstanding.
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
Distributions
    On May 11, 2022, the Board declared a regular quarterly cash dividend of $0.13 per share and a special dividend of $0.02 per share of the Company's common stock, payable on July 1, 2022 to stockholders of record as of June 30, 2022.
The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.

    The table below shows the components of the distributions we have declared and/or paid during the six months ended June 30, 2022 and 2021 (dollars in thousands).

	For the six months ended June 30,
	2022	2021
Distributions declared	$61,263	$39,657
Distributions paid	$59,855	$39,815
Portion of distributions paid in cash	$46,225	$30,670
Portion of distributions paid in DRIP shares	$13,630	$9,145
    As of June 30, 2022, we had $24.7 million of distributions accrued and unpaid. As of December 31, 2021, we had $23.3 million of distributions accrued and unpaid.
    We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the six months ended June 30, 2022 and 2021, no portion of our distributions was characterized as return of capital for tax purposes. The specific tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2022 will be reported to stockholders shortly after the end of the calendar year 2022 as well as in our periodic reports with the SEC. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
    The following table sets forth the distributions declared during the six months ended June 30, 2022 and 2021 (dollars in thousands):

	For the six months ended June 30,
	2022	2021
Distributions	$61,263	$39,657
Total distributions	$61,263	$39,657

Private Placement of Shares
On April 1, 2022, April 12, 2022 and May 13, 2022, we entered into stock purchase agreements with certain investors (collectively, the “Purchase Agreements”) and associated subscription agreements (collectively, the “Subscription Agreements”), totaling $234.8 million, for the sale of our common stock at the net asset value of each drawdown date. Investors are required to make capital contributions to purchase our common stock each time we deliver a drawdown notice in an aggregate amount not to exceed their respective capital commitments. All purchases will generally be made subject to the terms and conditions set forth in the Purchase Agreements and Subscription Agreements, at a per-share price as determined by our Board, which price will be determined prior to the issuance of our common stock and in accordance with the limitations under Section 23 of the 1940 Act. As of the date of this filing, we have called $79.4 million of capital commitments.
In connection with the Purchase Agreements, the Adviser has sold and will sell additional shares of the Company to such investors at a discounted price or contribute other consideration in connection with each drawdown. The Company is not obligated to reimburse the Adviser for the shares that were sold at a discounted price or the other consideration that was provided by the Adviser.
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
Related Party Transactions and Agreements
Investment Advisory Agreement
    We entered into an Investment Advisory Agreement as of February 1, 2019, under which the Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to us. The Adviser and its affiliates also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. The Adviser and its affiliates serve as investment adviser or sub-adviser to private funds and registered open-end funds, and serves as an investment adviser to a public real estate investment trust. The Adviser’s policies are designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities. In addition, any affiliated fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Adviser or its affiliates. The Board renewed the Investment Advisory Agreement on January 31, 2022.
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

Administration Agreement
    On November 1, 2016, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three and six months ended June 30, 2022, the Company incurred $0.4 million and $0.8 million respectively, in administrative service fees under the Administration Agreement. For the three and six months ended June 30, 2021, the Company incurred $0.4 million and $0.9 million respectively, in administrative service fees under the Administration Agreement.
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
Due To/From Affiliated Funds
Included within Prepaid and Other Assets on the Consolidated Statements of Assets and Liabilities as of June 30, 2022 and December 31, 2021 are $0.0 and $2.6 million, respectively of receivables from Affiliated Funds.

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
Wells Fargo Credit Facility
On August 28, 2020, the Company entered into a $300.0 million revolving credit facility with the Company, as collateral manager, Funding I, as borrower, the lenders party thereto, Wells Fargo, as administrative agent, and U.S. Bank, as collateral agent and collateral custodian (the “Wells Fargo Credit Facility”).
    The Wells Fargo Credit Facility provides for borrowings through August 28, 2023, and any amounts borrowed under the Wells Fargo Credit Facility will mature on August 28, 2025. Prior to the Second Amendment (defined below), the Wells Fargo Credit Facility was priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread calculated based upon the composition of loans in the collateral pool, which will not exceed 2.75% per annum. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the commitments available under the Wells Fargo Credit Facility have not been borrowed. The non-usage fee per annum is 0.50% for the first 25% of the unused balance and up to 2.0% for the remaining unused balance. Funding I paid a structuring fee and incurred other customary costs and expenses in connection with the Wells Fargo Credit Facility. Pursuant to an amendment entered into on April 6, 2021, the commitment fee for any unused portion of the Wells Fargo Credit Facility was temporarily reduced until September 30, 2021 (the "First Amendment"). Additionally, pursuant to the First Amendment, the maximum spread was reduced from 2.75% to 2.50% as a result of this amendment. The other terms of the Wells Fargo Credit Facility were unchanged. Pursuant to an amendment entered into on May 27, 2022 (the "Second Amendment"), the benchmark rate was transitioned from LIBOR to SOFR. After the Second Amendment, the Wells Fargo Credit Facility is priced at Daily Simple SOFR, with a Daily Simple SOFR floor of zero, plus a spread calculated based upon the composition of loans in the collateral pool, which will not exceed 2.60% per annum.
    Funding I’s obligations under the Wells Fargo Credit Facility are secured by a first priority security interest in substantially all of the assets of Funding I, including its portfolio of investments and the Company’s equity interest in Funding I. The obligations of Funding I under the Wells Fargo Credit Facility are non-recourse to the Company.
    In connection with the Wells Fargo Credit Facility, the Company and Funding I have made certain representations and warranties and are required to comply with various covenants and other customary requirements. The Wells Fargo Credit Facility contains customary default provisions pursuant to which the administrative agent and the lenders under the Wells Fargo

Credit Facility may terminate the Company in its capacity as collateral manager/portfolio manager under the Wells Fargo Credit Facility. Upon the occurrence of an event of default under the Wells Fargo Credit Facility, the administrative agent or the lenders may declare the outstanding advances and all other obligations under the Wells Fargo Credit Facility immediately due and payable.
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
JPM Revolver Facility
On June 10, 2022, the Company entered into a $495.0 million revolving credit facility with JPMorgan Chase Bank, as administrative agent and as collateral agent, MUFG Union Bank, N.A., Sumitomo Mitsui Banking Corporation, and Wells Fargo Bank, National Association as syndication agents, as well as other Lender parties (the “JPM Revolver Facility”).
The JPM Revolver Facility provides for borrowings through June 10, 2026, and any amounts borrowed under the JPM Revolver Facility will mature on June 10, 2027. The JPM Revolver Facility is priced at three-month Term SOFR, plus a spread calculated based upon the composition of loans in the collateral pool, which will not exceed 1.98% per annum. Interest is payable quarterly in arrears. The Company will be subject to a non-usage fee of 0.38% to the extent the commitments available under the JPM Revolver Facility have not been borrowed. The Company paid a structuring fee and incurred other customary costs and expenses in connection with the JPM Revolver Facility.
In connection with the JPM Revolver Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM Revolver Facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, JPMorgan Chase Bank, N.A. may declare the outstanding advances and all other obligations under the JPM Revolver Facility immediately due and payable.

Citi Credit Facility
On June 27, 2014, the Company, through a wholly-owned, special purpose financing subsidiary, CB Funding, entered into a credit facility (as amended from time to time, the “Citi Credit Facility”) with Citibank, N.A. ("Citi") as administrative agent and U.S. Bank as collateral agent, account bank, and collateral custodian. From January 1, 2020 to January 20, 2021, the Citi Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, with a reinvestment period ending on May 31, 2021 and maturity date of May 31, 2022. On January 20, 2021, SLF, the Company's joint venture with CCLF entered into an amendment to the Citi Credit Facility (the “Citi Credit Agreement”). The amendment, among other things, (i) replaces the Company with SLF as the collateral manager under the Citi Credit Agreement, (ii) extends the end of the reinvestment period from May 31, 2021 to May 31, 2023 and (iii) extends the final maturity date from May 31, 2022 to May 31, 2024. As a result of this amendment to the Citi Credit Facility, the Company incurred a realized loss on extinguishment of debt of $1.3 million. In connection with the Citi Credit Facility, CB Funding has made certain representations and warranties, is required to comply with various covenants, reporting requirements, and other customary requirements for similar facilities and is subject to certain customary events of default. Upon the occurrence and during the continuation of an event of default, Citi may declare the outstanding advances and all other obligations under the Citi Credit Facility immediately due and payable. During the continuation of an event of default, CB Funding must pay interest at a default rate.
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
Contractual Obligations
    The following table shows our payment obligations for repayment of debt and other contractual obligations as of June 30, 2022 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$267,000	$—	$—	$267,000	$—
JPM Credit Facility (2)	321,600	—	321,600	—	—
JPM Revolver Facility (3)	5,000	—	—	5,000	—
2026 Notes (4)	297,075	—	—	297,075	—
2024 Notes (5)	99,413	—	99,413	—	—
2023 Notes (6)	59,941	59,941	—	—	—
2022 Notes (7)	149,918	149,918	—	—	—
Total contractual obligations	$1,199,947	$209,859	$421,013	$569,075	$—
______________
(1)As of June 30, 2022, we had $33.0 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.
(2)As of June 30, 2022, we had $78.4 million of unused borrowing capacity under the JPM Credit Facility, subject to borrowing base limits.
(3)As of June 30, 2022, we had $490.0 million of unused borrowing capacity under the JPM Revolver Facility, subject to borrowing base limits.

(4)As of June 30, 2022, we had no unused borrowing capacity under the 2026 Notes.
(5)As of June 30, 2022, we had no unused borrowing capacity under the 2024 Notes.
(6)As of June 30, 2022, we had no unused borrowing capacity under the 2023 Notes.
(7)As of June 30, 2022, we had no unused borrowing capacity under the 2022 Notes.
Off-Balance Sheet Arrangements
    We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
    In the ordinary course of business, we may enter into future funding commitments. As of June 30, 2022, the Company had unfunded commitments on delayed draw term loans of $153.7 million, unfunded commitments on revolver term loans of $111.0 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $0.6 million. As of December 31, 2021, the Company had unfunded commitments on delayed draw term loans of $163.6 million, unfunded commitments on revolver term loans of $102.9 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $0.8 million. Please refer to Note 7 - Commitments and Contingencies for further detail of these unfunded commitments. We maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.
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
•The independent valuation firm(s), if involved, will conduct independent appraisals and make an independent assessment of the value of each investment; and
•The Board of Directors determines the fair value of each investment, in good faith, based on the input of the Adviser and independent valuation firm (to the extent applicable). On August 10, 2022, pursuant to Rule 2a-5, the Board has designated the Adviser as the Company's valuation designee (the "Valuation Designee") to perform fair value determinations relating to the value of assets held by the Company. The Adviser also has established a Valuation Committee to assist the Adviser in carrying out its designated responsibilities that the Board has designated to the Adviser as Valuation Designee, subject to oversight of the Board.
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

    As of June 30, 2022, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR or SOFR plus 2.67% and fixed rate debt, bearing a weighted average interest rate of 4.09% with a total carrying value (net of deferred financing costs) of $1,189.8 million. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 229 Basis Points	$(33,776)
(-) 200 Basis Points	$(29,561)
(-) 100 Basis Points	$(14,781)
(-) 50 Basis Points	$(7,390)
(+) 50 Basis Points	$7,390
(+) 100 Basis Points	$14,781
(+) 200 Basis Points	$29,561
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
    As of June 30, 2022, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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
    As of June 30, 2022, we had approximately $1.2 billion of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $3.4 billion in total assets, (ii) a weighted average cost of funds of 3.60%, (iii) $1.8 billion in debt outstanding (i.e., assumes that the $610.0 million principal amount of our unsecured notes sold and the full $1,195.0 million available to us under our revolving credit facilities is outstanding), and (iv) $1.6 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(25.74)%	(14.95)%	(4.15)%	6.64%	17.44%
___________________
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our June 30, 2022 total assets of at least 1.92%.
As of June 30, 2022, the Wells Fargo Credit Facility provided for borrowings in an aggregate principal amount of up to $300.0 million on a committed basis, due August 28, 2025; the JPM Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, due August 28, 2023; the JPM Revolver Facility provided for borrowings in an aggregate principal amount of up to $495.0 million on a committed basis, due June 10, 2027; the 2022 Notes provided borrowings in an aggregate principal amount of $150.0 million, due December 30, 2022; the 2023 Notes provided borrowings in an aggregate principal amount of $60.0 million, due May 30, 2023; the 2024 Notes provided borrowings in an aggregate principal amount of $100.0 million, due December 15, 2024; and the 2026 Notes provided borrowings in an aggregate principal amount of $300.0 million, due March 30, 2026. See Item 7 in the Annual Report filed on Form 10-K for more information about these financing arrangements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On April 14, 2022, pursuant to a drawdown notice previously delivered to investors, the Company issued and sold approximately 5.6 million shares of the Company's common stock, par value $0.001 per share (the "Common Stock") for an aggregate offering price of approximately $41.5 million.
On June 3, 2022, pursuant to a drawdown notice previously delivered to investors, the Company issued and sold approximately 4.9 million shares of the Common Stock for an aggregate offering price of approximately $37.9 million.
Issuer Purchases of Equity Securities
Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2022 through April 30, 2022	—	—	—	—
May 1, 2022 through May 31, 2022	—	—	—	—
June 1, 2022 through June 30, 2022	—	—	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
    Not applicable.
ITEM 5. OTHER INFORMATION
    None.

ITEM 6. EXHIBITS
    The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.3
Amendment No. 2 to Loan and Servicing Agreement, dated as of May 27, 2022, among BDCA Funding I, LLC, the Company, Wells Fargo Bank, National Association, each of the Lenders and Lender Agents party thereto and U.S. Bank Trust Company, National Association (filed herewith).

10.4
Senior Secured Credit Agreement, dated as of June 10, 2022, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, Sumitomo Mitsui Banking Corporation, and MUFG Bank, Ltd. as syndication agents, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Sumitomo Mitsui Banking Corporation, and MUFG Bank, Ltd. as Joint Bookrunner and Joint Lead Arrangers (filed herewith).

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

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	August 12, 2022
/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 12, 2022