Form 10-Q
period 2022-09-30
Franklin BSP Lending Corp
filed 2022-11-14
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares of the registrant's common stock, $0.001 par value, outstanding as of November 9, 2022 was 227,728,424.

FRANKLIN BSP LENDING CORPORATION
FORM 10-Q FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $623,639 and $614,408, respectively)	$661,768	$657,414
Affiliate Investments, at fair value (amortized cost of $140,793 and $154,211, respectively)	87,058	110,952
Non-affiliate Investments, at fair value (amortized cost of $2,055,277 and $2,014,998, respectively)	2,033,347	2,010,598
Investments, at fair value (amortized cost of $2,819,709 and $2,783,617, respectively)	2,782,173	2,778,964
Cash and cash equivalents	22,279	42,774
Interest and dividends receivable	41,766	29,089
Receivable for unsettled trades	23,074	37,379
Prepaid expenses and other assets	7,013	6,749
Unrealized appreciation on forward currency exchange contracts	—	266
Total assets	$2,876,305	$2,895,221

LIABILITIES
Debt (net of deferred financing costs of $9,227 and $9,553, respectively)	$1,174,035	$1,272,274
Stockholder distributions payable	25,965	23,253
Management fees payable	10,817	10,499
Incentive fee on income payable	8,129	7,169
Accounts payable and accrued expenses	26,987	29,975
Payable for unsettled trades	—	34,394
Interest and debt fees payable	8,922	8,044
Directors' fees payable	28	121
Total liabilities	1,254,883	1,385,729
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 450,000,000 shares authorized; 253,734,445 issued and 219,765,981 outstanding at September 30, 2022, and 232,419,916 issued and 201,610,757 outstanding at December 31, 2021	220	202
Additional paid in capital	2,049,709	1,913,365
Total distributable loss	(428,507)	(404,075)
Total net assets	1,621,422	1,509,492

Total liabilities and net assets	$2,876,305	$2,895,221

Net asset value per share	$7.38	$7.49
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Investment income:
From control investments
Interest income	$4,864	$2,498	$14,021	$8,769
Dividend income	13,578	13,798	45,612	41,297
Fee and other income	71	14	215	56
Total investment income from control investments	18,513	16,310	59,848	50,122
From affiliate investments
Interest income	1,925	2,556	5,202	8,741
Dividend income	365	935	986	2,992
Fee and other income	—	—	—	2,036
Total investment income from affiliate investments	2,290	3,491	6,188	13,769
From non-affiliate investments
Interest income	46,638	37,236	124,620	105,402
Dividend income	—	214	—	270
Fee and other income	2,358	1,279	6,315	3,649
Total investment income from non-affiliate investments	48,996	38,729	130,935	109,321
Interest from cash and cash equivalents	150	2	171	5
Total investment income	69,949	58,532	197,142	173,217
Operating expenses:
Management fees	10,783	10,008	31,780	29,044
Incentive fee on income	7,736	6,682	22,116	20,213
Interest and debt fees	15,642	11,519	41,319	32,151
Professional fees	1,014	549	2,993	2,961
Other general and administrative	1,438	1,437	4,447	4,467
Administrative services	196	186	589	548
Directors' fees	232	244	737	698
Total expenses	37,041	30,625	103,981	90,082

Income tax expense, including excise tax	1,964	1,181	4,695	2,284
Net investment income	30,944	26,726	88,466	80,851

Realized and unrealized gain (loss):
Net realized gain (loss)
Control investments	—	(6,243)	6,841	(6,240)
Affiliate investments	3,037	1,885	3,541	22,877
Non-affiliate investments	1,057	4,554	4,711	10,812
Net realized gain (loss) on foreign currency transactions	(33)	662	468	(719)
Net realized loss on extinguishment of debt	—	—	(1,769)	(1,286)
Total net realized gain	4,061	858	13,792	25,444
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net change in unrealized appreciation (depreciation) on investments
Control investments	(2,411)	10,690	(5,067)	1,264
Affiliate investments	(3,494)	(357)	(8,014)	19,755
Non-affiliate investments	(6,902)	2,909	(19,802)	46,324
Net change in deferred taxes	428	(3,073)	550	(3,073)
Total net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	(12,379)	10,169	(32,333)	64,270
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	59	(320)	(266)	568
Net realized and unrealized gain (loss)	(8,259)	10,707	(18,807)	90,282
Net increase in net assets resulting from operations	$22,685	$37,433	$69,659	$171,133

Per share information - basic and diluted
Net investment income	$0.14	$0.13	$0.43	$0.40
Net increase in net assets resulting from operations	$0.10	$0.19	$0.34	$0.86
Weighted average shares outstanding	216,571,352	200,073,272	207,599,146	199,861,030

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the nine months ended September 30,
	2022	2021
Operations:
Net investment income	$88,466	$80,851
Net realized gain from investments	15,093	27,449
Net realized gain (loss) on foreign currency transactions	468	(719)
Net realized loss on extinguishment of debt	(1,769)	(1,286)
Net change in unrealized appreciation (depreciation) on investments	(32,883)	67,343
Net change in deferred taxes	550	(3,073)
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	(266)	568
Net increase in net assets resulting from operations	69,659	171,133
Stockholder distributions:
Distributions	(94,091)	(69,634)
Net decrease in net assets from stockholder distributions	(94,091)	(69,634)
Capital share transactions:
Issuance of common stock, net of issuance costs	139,441	—
Reinvestment of stockholder distributions	20,492	15,972
Repurchases of common stock	(23,571)	(19,532)
Net increase (decrease) in net assets from capital share transactions	136,362	(3,560)
Total increase in net assets	111,930	97,939
Net assets at beginning of period	1,509,492	1,399,755
Net assets at end of period	$1,621,422	$1,497,694

Net asset value per common share	$7.38	$7.46
Common shares outstanding at end of period	219,765,981	200,692,509

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the nine months ended September 30,
	2022	2021
Operating activities:
Net increase in net assets resulting from operations	$69,659	$171,133
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(7,607)	(4,725)
Net accretion of discount on investments	(6,445)	(6,631)
Amortization of deferred financing costs	2,345	2,416
Amortization of discount on unsecured notes	934	749
Sales and repayments of investments	328,886	843,557
Purchases of investments	(335,833)	(952,086)
Net realized gain from investments	(15,093)	(27,449)
Net realized (gain) loss on foreign currency transactions	(468)	719
Net realized loss on extinguishment of debt	1,769	1,286
Net change in unrealized (appreciation) depreciation on investments	32,883	(67,343)
Net change in unrealized (appreciation) depreciation from forward currency exchange contracts	266	(568)
(Increase) decrease in operating assets:
Interest and dividends receivable	(12,677)	(13,578)
Receivable for unsettled trades	14,305	(55,674)
Prepaid expenses and other assets	(264)	497
Increase (decrease) in operating liabilities:
Management fees payable	318	537
Incentive fee on income payable	960	1,132
Accounts payable and accrued expenses	(2,857)	15,331
Payable for unsettled trades	(34,394)	(177,844)
Interest and debt fees payable	878	2,244
Directors' fees payable	(93)	(8)
Net cash provided by (used in) operating activities	37,472	(266,305)

Financing activities:
Proceeds from issuance of shares of common stock, net	139,441	—
Repurchases of common stock	(23,571)	(19,532)
Proceeds from debt	272,000	981,994
Payments on debt	(371,500)	(661,000)
Payments of financing costs	(3,918)	(708)
Stockholder distributions	(70,887)	(46,017)
Net cash provided by (used in) financing activities	(58,435)	254,737

Net decrease in cash and cash equivalents	(20,963)	(11,568)
Effect of foreign currency exchange rates	468	(719)
Cash and cash equivalents, beginning of period	42,774	53,182
Cash and cash equivalents, end of period	$22,279	$40,895
Supplemental information:
Interest and non-usage fees paid during the period	$32,061	$25,105
Net taxes, including excise tax, paid during the period	$2,397	$2,567
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the nine months ended September 30,
	2022	2021
Distributions reinvested during the period	$20,492	$15,972
Assets and liabilities exchanged for interest in FBLC Senior Loan Fund, LLC (Note 3)	$—	$262,544
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2022
(Unaudited)

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 115.9% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+7.50% (10.51%), 3/4/2027	$10,441	$10,289	$10,601	0.7%
1236904 BC, Ltd. (c) (h) (i)	Software/Services	L+5.50% (8.62%), 3/4/2027	18,497	18,022	17,888	1.1%
Absolute Software Corp. (a) (c) (h) (i)	Software/Services	L+6.00% (9.67%), 7/1/2027	46,055	45,326	45,365	2.8%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+6.50% (8.47%), 5/7/2027	13,668	13,459	13,459	0.8%
ADCS Clinics Intermediate Holdings, LLC (c)	Healthcare	L+6.50% (10.67%), 5/7/2027	2,801	2,801	2,758	0.2%
Alera Group Intermediate Holdings, Inc. (c)	Financials	S+6.50% (9.63%), 10/2/2028	5,905	5,789	5,789	0.4%
Arch Global Precision, LLC (c)	Industrials	L+4.75% (8.42%), 4/1/2026	2,362	2,362	2,362	0.2%
Arch Global Precision, LLC (c) (h) (i)	Industrials	L+4.75% (7.87%), 4/1/2026	7,498	7,474	7,498	0.5%
Arctic Holdco, LLC (c)	Paper & Packaging	L+6.00% (9.67%), 12/23/2026	1,601	1,601	1,577	0.1%
Arctic Holdco, LLC (c) (h) (i)	Paper & Packaging	L+6.00% (8.25%), 12/23/2026	60,828	59,920	59,915	3.7%
Armada Parent, Inc. (c)	Industrials	L+5.75% (8.56%), 10/29/2027	44,830	44,072	44,032	2.7%
Armada Parent, Inc. (c)	Industrials	L+5.75% (9.39%), 10/29/2027	2,259	2,259	2,218	0.1%
Aventine Holdings, LLC (c)	Media/Entertainment	L+6.00% (9.05%) 4.00% PIK, 6/18/2027	9,479	9,479	9,316	0.6%
Aventine Holdings, LLC (c)	Media/Entertainment	10.25% PIK, 6/18/2027	23,589	23,107	23,082	1.4%
Aventine Holdings, LLC (c) (i)	Media/Entertainment	L+6.00% (9.05%) 4.00% PIK, 6/18/2027	25,933	25,501	25,487	1.6%
Axiom Global, Inc. (c) (h) (i)	Business Services	L+4.75% (7.51%), 10/1/2026	20,368	20,238	20,368	1.3%
BCPE Oceandrive Buyer, Inc. (c) (i)	Healthcare	L+6.25% (9.37%), 12/29/2028	3,408	3,408	3,292	0.2%
BCPE Oceandrive Buyer, Inc. (c) (i)	Healthcare	L+6.25% (9.37%), 12/29/2028	20,447	20,037	19,749	1.2%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+6.25% (9.37%), 12/30/2026	1,142	1,142	1,103	0.1%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+6.25% (9.37%), 12/29/2028	1,731	1,731	1,672	0.1%
Black Mountain Sand, LLC (c)	Energy	L+9.00% (11.98%), 6/30/2024	11,399	11,364	11,399	0.7%
Capstone Logistics (c)	Transportation	L+4.75% (7.87%), 11/12/2027	1,118	1,118	1,118	0.1%
Capstone Logistics (c) (h)	Transportation	L+4.75% (7.87%), 11/12/2027	19,063	18,927	19,063	1.2%
CDS U.S. Intermediate Holdings, Inc. (a) (h) (i) (p)	Media/Entertainment	L+6.00% (9.64%), 11/24/2025	5,570	5,525	5,470	0.3%
CHA Holdings, Inc. (c) (i)	Business Services	L+4.50% (8.17%), 4/10/2025	516	496	516	0.0%
Cold Spring Brewing, Co. (c) (h) (i)	Food & Beverage	S+4.75% (7.81%), 12/19/2025	7,034	6,996	7,034	0.4%
Communication Technology Intermediate, LLC (c) (h)	Business Services	L+5.50% (8.62%), 5/5/2027	17,936	17,661	17,936	1.1%
Communication Technology Intermediate, LLC (c) (i)	Business Services	L+5.50% (8.62%), 5/5/2027	6,239	6,239	6,239	0.4%
Communication Technology Intermediate, LLC (c)	Business Services	L+5.50% (8.62%), 5/5/2027	205	205	205	0.0%
Corfin Industries, LLC (c)	Industrials	L+5.75% (8.82%), 12/27/2027	1,602	1,602	1,602	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2022
(Unaudited)

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Corfin Industries, LLC (c) (h) (i)	Industrials	L+5.75% (8.00%), 2/5/2026	$16,394	$16,197	$16,394	1.0%
Cornerstone Chemical, Co.	Chemicals	6.75%, 8/15/2024	14,850	14,497	12,277	0.8%
CRS-SPV, Inc. (c) (o)	Industrials	L+4.50% (7.62%), 3/8/2023	62	62	62	0.0%
Drilling Info Holdings, Inc. (c) (i)	Business Services	L+4.25% (7.37%), 7/30/2025	6,970	6,820	6,970	0.4%
Dynagrid Holdings, LLC (c) (h)	Utilities	L+6.00% (8.06%), 12/18/2025	3,906	3,836	3,906	0.2%
Dynagrid Holdings, LLC (c) (i)	Utilities	L+6.00% (8.25%), 12/18/2025	14,228	14,031	14,228	0.9%
Eliassen Group, LLC (c) (i)	Business Services	S+5.75% (9.30%), 4/14/2028	11,615	11,506	11,508	0.7%
Eliassen Group, LLC (c)	Business Services	S+5.75% (9.13%), 4/14/2028	440	440	436	0.0%
FGT Purchaser, LLC (c) (h)	Consumer	L+5.50% (7.75%), 9/13/2027	21,284	20,933	21,284	1.3%
First Eagle Holdings, Inc. (c)	Financials	S+6.50% (9.15%), 2/2/2027	15,000	14,565	14,565	0.9%
Foresight Energy Operating, LLC (p)	Energy	L+8.00% (11.67%), 6/30/2027	1,081	1,081	1,059	0.1%
Galway Borrower, LLC (c) (h)	Financials	L+5.25% (8.92%), 9/29/2028	27,488	27,069	27,007	1.7%
Galway Borrower, LLC (c)	Financials	L+5.25% (8.99%), 9/29/2028	1,143	1,143	1,123	0.1%
Geosyntec Consultants, Inc. (c)	Business Services	S+5.25% (6.76%), 5/18/2029	27,305	26,852	26,851	1.7%
Green Energy Partners/Stonewall, LLC (c)	Utilities	L+6.00% (9.67%), 11/12/2026	10,244	10,075	10,244	0.6%
Higginbotham Insurance Agency, Inc. (c) (h)	Financials	L+5.25% (8.37%), 11/25/2026	14,663	14,544	14,663	0.9%
Higginbotham Insurance Agency, Inc. (c)	Financials	L+5.25% (8.37%), 11/25/2026	954	954	954	0.1%
Hospice Care Buyer, Inc. (c)	Healthcare	L+6.50% (9.57%), 12/9/2026	4,542	4,542	4,490	0.3%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+6.50% (9.31%), 12/9/2026	24,375	23,835	24,100	1.5%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+6.50% (9.31%), 12/9/2026	18,054	17,727	17,850	1.1%
Hospice Care Buyer, Inc. (c)	Healthcare	P+5.50% (11.75%), 12/9/2026	1,665	1,665	1,647	0.1%
Hospice Care Buyer, Inc. (c)	Healthcare	L+6.50% (10.17%), 12/9/2026	2,112	2,052	2,088	0.1%
ICR Operations, LLC (c)	Business Services	L+5.25% (9.42%), 11/22/2028	42,452	41,707	41,675	2.6%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+5.25% (8.92%), 7/31/2024	45	45	45	0.0%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	L+5.25% (8.92%), 7/31/2024	30,683	30,493	30,683	1.9%
IG Investments Holdings, LLC (c) (h)	Business Services	L+6.00% (9.67%), 9/22/2028	17,673	17,372	17,513	1.1%
IG Investments Holdings, LLC (c) (h)	Business Services	L+6.00% (9.67%), 9/22/2028	319	316	316	0.0%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+5.75% (8.63%), 5/23/2028	605	605	594	0.0%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+5.75% (8.63%), 5/23/2028	21,280	20,879	20,880	1.3%
Integrated Efficiency Solutions, Inc. (c) (o)	Industrials	7.50%, 12/31/2025	180	180	180	0.0%
Integrated Efficiency Solutions, Inc. (c) (o)	Industrials	7.50%, 12/31/2025	1,425	1,425	1,425	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2022
(Unaudited)

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Integrated Global Services, Inc. (c) (i)	Industrials	L+6.00% (8.81%), 2/4/2026	$11,298	$11,172	$11,298	0.7%
Integrated Global Services, Inc. (c)	Industrials	L+6.00% (9.12%), 2/4/2026	1,420	1,420	1,420	0.1%
Internap Corp. (c) (h) (o)	Business Services	L+6.50% (9.41%), 5/8/2025	5,120	5,119	4,591	0.3%
International Cruise & Excursions, Inc. (c) (i)	Business Services	S+5.35% (8.38%), 6/6/2025	4,863	4,842	4,425	0.3%
IQN Holding Corp. (c) (i)	Software/Services	S+5.50% (7.96%), 5/2/2029	11,051	10,947	10,948	0.7%
K2 Intelligence Holdings, Inc. (c) (h) (i)	Business Services	L+5.75% (9.42%), 9/23/2024	7,383	7,324	6,682	0.4%
KidKraft, Inc. (c)	Consumer	L+5.00% (7.29%), 6/30/2023	1,060	1,060	1,060	0.1%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,983	2,983	2,468	0.2%
Knowledge Pro Buyer, Inc. (c) (i)	Business Services	L+5.75% (8.51%), 12/10/2027	24,614	24,188	24,183	1.5%
Knowledge Pro Buyer, Inc. (c)	Business Services	L+5.75% (8.86%), 12/10/2027	810	810	796	0.1%
Labrie Environmental Group, LLC (a) (c)	Industrials	L+5.50% (8.62%), 9/1/2026	22,409	22,116	21,512	1.3%
Lakeland Tours, LLC (c) (h) (i)	Education	L+7.50% (10.31%) 6.00% PIK, 9/25/2025	4,490	4,199	4,041	0.3%
Lakeland Tours, LLC (c) (h) (i)	Education	13.25% PIK, 9/25/2027	5,353	3,884	4,015	0.2%
Lakeview Health Holdings, Inc. (c) (o)	Healthcare	P+6.00% (12.25%) PIK, 10/15/2024	556	556	556	0.0%
Lakeview Health Holdings, Inc. (c) (o) (t)	Healthcare	P+4.50% (10.75%) PIK, 10/15/2024	1,681	664	532	0.0%
Lakeview Health Holdings, Inc. (c) (o)	Healthcare	P+6.00% (12.25%) PIK, 10/15/2024	121	121	121	0.0%
LightSquared, LP	Telecom	15.50% PIK, 11/1/2023	1,933	1,933	924	0.1%
Manna Pro Products, LLC (c)	Consumer	L+6.00% (9.12%), 12/10/2026	4,002	4,002	3,901	0.2%
Manna Pro Products, LLC (c) (i)	Consumer	L+6.00% (9.12%), 12/10/2026	32,998	32,429	32,160	2.0%
Manna Pro Products, LLC (c)	Consumer	L+6.00% (9.12%), 12/10/2026	1,962	1,962	1,912	0.1%
McDonald Worley, P.C. (c)	Business Services	26.00% PIK, 12/31/2024	12,472	12,472	9,978	0.6%
MCS Acquisition Corp. (c) (p)	Business Services	L+6.00% (8.29%), 10/2/2025	774	774	774	0.0%
Medical Depot Holdings, Inc. (h) (i)	Healthcare	L+9.50% (11.75%) 4.00% PIK, 6/1/2025	20,380	20,055	19,089	1.2%
Medical Depot Holdings, Inc. (c)	Healthcare	S+10.00% (13.64%) 9.00% PIK, 6/1/2025	3,500	3,430	3,430	0.2%
Medical Management Resource Group, LLC (c)	Healthcare	L+5.75% (8.26%), 9/30/2027	6,614	6,614	6,525	0.4%
Medical Management Resource Group, LLC (c) (h)	Healthcare	L+5.75% (8.56%), 9/30/2027	16,017	15,750	15,801	1.0%
MGTF Radio Company, LLC (c) (o)	Media/Entertainment	L+6.00% (7.79%), 4/1/2024	48,271	48,229	40,862	2.5%
Midwest Can Company, LLC (c) (h) (i)	Paper & Packaging	L+6.00% (9.67%), 3/2/2026	32,138	31,740	32,138	2.0%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+6.50% (8.81%), 3/15/2024	11,259	11,193	11,259	0.7%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+6.50% (10.19%), 3/15/2024	10,298	10,227	10,298	0.6%
Mirra-Primeaccess Holdings, LLC (c)	Healthcare	L+6.50% (9.62%), 7/29/2026	48,951	48,202	48,951	3.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2022
(Unaudited)

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Mirra-Primeaccess Holdings, LLC (c)	Healthcare	L+6.50% (9.62%), 7/29/2026	$5,870	$5,870	$5,870	0.4%
Monumental RSN, LLC (c)	Media/Entertainment	S+6.00% (9.02%), 9/20/2027	15,000	14,851	14,851	0.9%
Muth Mirror Systems, LLC (c) (h) (i)	Technology	L+6.75% (10.07%), 4/23/2025	14,901	14,774	13,687	0.8%
Muth Mirror Systems, LLC (c)	Technology	L+6.75% (10.39%), 4/23/2025	650	650	597	0.0%
New Star Metals, Inc. (c) (h) (i)	Industrials	L+5.00% (8.68%), 1/9/2026	32,544	32,184	32,544	2.0%
Norvax, LLC (c)	Business Services	L+6.50% (9.59%), 9/13/2024	893	893	862	0.1%
NTM Acquisition Corp. (c) (h) (i)	Media/Entertainment	L+7.25% (10.92%) 1.00% PIK, 6/7/2024	20,831	20,831	20,268	1.3%
Odessa Technologies, Inc. (c) (h)	Software/Services	L+5.75% (8.74%), 10/19/2027	14,379	14,137	14,124	0.9%
ORG GC Holdings, LLC (c) (o)	Business Services	L+6.50% (10.18%), 11/29/2026	8,854	8,854	8,854	0.5%
Pie Buyer, Inc. (c) (i)	Food & Beverage	S+5.50% (8.69%), 4/5/2027	2,083	2,045	2,045	0.1%
Pie Buyer, Inc. (c) (i)	Food & Beverage	L+5.50% (8.38%), 4/5/2027	28,105	27,471	27,597	1.7%
Pie Buyer, Inc. (c)	Food & Beverage	L+5.50% (6.56%), 4/5/2027	6,083	6,083	5,973	0.4%
PlayPower, Inc. (c) (h) (i)	Industrials	L+5.50% (9.17%), 5/8/2026	23,762	23,578	21,861	1.3%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (10.69%), 4/6/2027	18,826	18,543	18,513	1.1%
Pluralsight, LLC (c) (h)	Software/Services	L+8.00% (10.69%), 4/6/2027	6,728	6,622	6,616	0.4%
Point Broadband Acquisition, LLC (c) (h)	Telecom	L+6.00% (8.29%), 10/2/2028	19,195	18,784	18,784	1.2%
Point Broadband Acquisition, LLC (c)	Telecom	L+6.00% (9.63%), 10/2/2028	1,826	1,826	1,787	0.1%
Premier Global Services, Inc. (c) (t)	Telecom	P+5.50% (11.75%), 6/8/2023	5,024	4,908	—	—%
Premier Global Services, Inc. (c) (t)	Telecom	P+5.50% (11.75%), 12/8/2022	969	969	239	0.0%
Prototek, LLC (c) (h)	Industrials	L+5.75% (8.46%), 10/20/2026	11,088	10,919	11,032	0.7%
Prototek, LLC (c)	Industrials	L+5.75% (9.28%), 10/20/2026	1,467	1,467	1,460	0.1%
PSKW, LLC (c) (h) (i)	Healthcare	L+6.25% (9.37%), 3/9/2026	29,250	28,831	29,250	1.8%
Questex, Inc. (c) (h) (i)	Media/Entertainment	L+4.25% (7.45%), 9/9/2024	15,543	15,443	15,083	0.9%
Reddy Ice Corp. (c)	Food & Beverage	L+6.50% (8.79%), 7/1/2025	1,792	1,782	1,757	0.1%
Reddy Ice Corp. (c)	Food & Beverage	L+6.50% (8.79%), 7/1/2025	1,465	1,465	1,436	0.1%
Reddy Ice Corp. (c)	Food & Beverage	L+6.50% (8.79%), 7/1/2025	4,826	4,826	4,732	0.3%
Reddy Ice Corp. (c) (h) (i)	Food & Beverage	L+6.50% (8.79%), 7/1/2025	19,000	18,739	18,629	1.1%
Relativity Oda, LLC (c) (i)	Software/Services	L+9.59% (10.59%) PIK, 5/12/2027	5,160	5,071	4,998	0.3%
REP TEC Intermediate Holdings, Inc. (c) (h) (i)	Software/Services	L+6.50% (10.18%), 6/19/2025	28,564	28,183	28,219	1.7%
REP TEC Intermediate Holdings, Inc. (c)	Software/Services	L+6.50% (10.15%), 6/19/2025	203	203	201	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2022
(Unaudited)

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Roadsafe Holdings, Inc. (c)	Industrials	P+4.75% (11.00%), 10/19/2027	$5,269	$5,269	$5,183	0.3%
Roadsafe Holdings, Inc. (c) (i)	Industrials	L+5.75% (7.76%), 10/19/2027	7,773	7,652	7,646	0.5%
RSC Acquisition, Inc. (c) (i)	Financials	S+5.50% (7.70%), 10/30/2026	15,230	15,215	15,230	0.9%
RSC Acquisition, Inc. (c)	Financials	S+5.50% (6.25%), 10/30/2026	982	982	982	0.1%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	L+6.00% (9.67%), 11/18/2027	33,074	32,508	32,449	2.0%
Sherlock Buyer Corp. (c) (i)	Business Services	L+5.75% (9.42%), 12/8/2028	11,068	10,873	10,875	0.7%
Simplifi Holdings, Inc. (c) (h)	Media/Entertainment	L+5.50% (7.79%), 10/1/2027	35,194	34,607	34,606	2.1%
Skillsoft Corp. (a) (h)	Technology	S+5.25% (7.96%), 7/14/2028	1,377	1,360	1,197	0.1%
St. Croix Hospice Acquisition Corp. (c)	Healthcare	L+6.00% (8.07%), 10/30/2026	2,816	2,816	2,816	0.2%
St. Croix Hospice Acquisition Corp. (c) (i)	Healthcare	L+6.00% (8.81%), 10/30/2026	25,485	25,138	25,485	1.6%
Striper Buyer, LLC (c) (h)	Paper & Packaging	L+5.50% (8.62%), 12/30/2026	12,299	12,210	12,299	0.8%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+6.75% (10.25%), 12/31/2023	4,661	4,648	4,661	0.3%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+6.75% (9.06%), 3/29/2023	7,082	7,069	7,082	0.4%
Subsea Global Solutions, LLC (c)	Business Services	L+6.75% (10.50%), 12/31/2023	768	768	768	0.0%
SunMed Group Holdings, LLC (c) (h)	Healthcare	L+5.75% (9.42%), 6/16/2028	8,986	8,858	8,852	0.5%
SunMed Group Holdings, LLC (c)	Healthcare	L+5.75% (9.35%), 6/16/2027	288	288	285	0.0%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+6.00% (10.00%) PIK, 3/31/2023	7,114	3,833	498	0.0%
Tax Defense Network, LLC (c) (p) (t)	Consumer	10.00% PIK, 3/31/2023	4,158	2,986	4,158	0.3%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+6.00% (10.00%) PIK, 3/31/2023	40,077	21,646	2,805	0.2%
The NPD Group, LP (c)	Business Services	S+6.25% (8.76%) 2.75% PIK, 12/1/2028	33,963	33,303	33,304	2.1%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+4.00% (6.99%), 5/18/2028	3,449	3,435	3,449	0.2%
Trinity Air Consultants Holdings Corp. (c)	Business Services	L+5.25% (8.63%), 6/29/2027	3,836	3,836	3,778	0.2%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+5.25% (7.08%), 6/29/2027	20,424	20,101	20,118	1.2%
Triple Lift, Inc. (c)	Software/Services	S+5.75% (7.17%), 5/5/2028	1,265	1,265	1,265	0.1%
Triple Lift, Inc. (c) (i)	Software/Services	S+5.75% (6.58%), 5/5/2028	28,334	27,869	28,334	1.7%
University of St. Augustine Acquisition Corp. (c) (h) (i)	Education	L+4.25% (7.37%), 2/2/2026	23,339	23,060	23,339	1.4%
Urban One, Inc.	Media/Entertainment	7.38%, 2/1/2028	1,561	1,561	1,327	0.1%
US Oral Surgery Management Holdco, LLC (c)	Healthcare	L+5.50% (8.80%), 11/18/2027	2,040	2,040	2,040	0.1%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare	L+5.50% (8.47%), 11/18/2027	12,173	11,965	12,173	0.8%
US Salt Investors, LLC (c)	Chemicals	L+5.50% (9.17%), 7/19/2028	19,982	19,651	19,608	1.2%
Vantage Mobility International, LLC (c) (p) (t)	Transportation	L+6.00% (8.57%) 6.07% PIK, 3/21/2024	1,958	251	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2022
(Unaudited)

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Vantage Mobility International, LLC (c) (p) (t)	Transportation	L+6.00% (8.57%) 6.07% PIK, 3/21/2024	$251	$244	$—	—%
Vensure Employer Services, Inc. (c) (i)	Business Services	S+4.75% (7.30%), 4/1/2027	11,912	11,845	11,912	0.7%
Victors CCC Buyer, LLC (c)	Business Services	S+5.75% (7.75%), 6/1/2029	16,989	16,666	16,665	1.0%
West Coast Dental Services, Inc. (c)	Healthcare	S+5.75% (8.48%), 7/1/2028	255	255	250	0.0%
West Coast Dental Services, Inc. (c)	Healthcare	S+5.75% (8.48%), 7/1/2028	19,814	19,480	19,481	1.2%
Westwood Professional Services, Inc. (c)	Business Services	L+6.00% (8.52%), 5/26/2026	985	985	985	0.1%
Westwood Professional Services, Inc. (c) (i)	Business Services	L+6.00% (8.52%), 5/26/2026	8,604	8,478	8,604	0.5%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	L+5.75% (9.42%), 6/22/2028	29,198	28,721	27,984	1.7%
WHCG Purchaser III, Inc. (c)	Healthcare	L+5.75% (9.42%), 6/22/2028	7,096	7,096	6,800	0.4%
WIN Holdings III Corp. (c) (h)	Consumer	L+5.75% (8.63%), 7/16/2028	31,389	30,870	30,871	1.9%
WMK, LLC (c) (i)	Business Services	S+5.75% (9.45%), 9/5/2025	2,538	2,532	2,538	0.2%
WMK, LLC (c)	Business Services	S+5.75% (9.45%), 9/5/2025	350	348	350	0.0%
WMK, LLC (c) (h) (i)	Business Services	S+5.75% (8.64%), 9/5/2025	21,718	21,497	21,718	1.3%
WMK, LLC (c)	Business Services	L+5.75% (8.56%), 9/5/2024	1,799	1,799	1,799	0.1%
Subtotal Senior Secured First Lien Debt				$1,924,696	$1,880,218	115.9%

Senior Secured Second Lien Debt - 13.5% (b)
Accentcare, Inc. (c) (h)	Healthcare	L+8.75% (10.83%), 6/21/2027	$30,152	$29,665	$28,796	1.8%
Anchor Glass Container Corp. (c) (t)	Paper & Packaging	L+7.75% (10.10%), 12/7/2024	6,667	6,322	2,004	0.1%
Aruba Investments Holdings, LLC (i)	Chemicals	L+7.75% (10.83%), 11/24/2028	3,759	3,715	3,401	0.2%
Astro AB Merger Sub, Inc. (a) (c) (h)	Financials	L+8.00% (10.81%), 4/30/2025	8,162	8,143	7,911	0.5%
Carlisle FoodService Products, Inc. (c)	Consumer	L+7.75% (11.32%), 3/20/2026	10,719	10,626	10,166	0.6%
CDS U.S. Intermediate Holdings, Inc. (a) (p)	Media/Entertainment	L+8.00% (11.64%) 7.00% PIK, 11/24/2027	10,884	10,838	10,556	0.7%
CommerceHub, Inc. (c)	Technology	L+7.00% (10.12%), 12/29/2028	12,360	12,312	10,506	0.6%
Corelogic, Inc. (c)	Business Services	L+6.50% (9.63%), 6/4/2029	10,808	10,718	9,641	0.6%
HAH Group Holding Company, LLC (c) (h)	Healthcare	L+8.50% (12.18%), 10/30/2028	12,445	12,208	12,445	0.8%
Integrated Efficiency Solutions, Inc. (c) (o)	Industrials	10.00% PIK, 12/31/2026	1,547	990	408	0.0%
Mercury Merger Sub, Inc. (c)	Business Services	L+6.50% (8.81%), 8/2/2029	13,965	13,866	13,518	0.8%
ORG GC Holdings, LLC (c) (o)	Business Services	18.00%, 11/29/2027	3,930	3,930	3,841	0.2%
PetVet Care Centers, LLC (c) (h)	Healthcare	L+6.25% (9.37%), 2/13/2026	3,539	3,531	3,510	0.2%
Project Boost Purchaser, LLC (c)	Business Services	L+8.00% (11.12%), 5/31/2027	1,848	1,848	1,848	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2022
(Unaudited)

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
Proofpoint, Inc. (h)	Software/Services	L+6.25% (9.32%), 8/31/2029		$8,541	$8,504	$8,188	0.5%
QuickBase, Inc. (c)	Technology	L+8.00% (11.12%), 4/2/2027		7,484	7,400	7,484	0.5%
RealPage, Inc. (i)	Software/Services	L+6.50% (9.02%), 4/23/2029		13,647	13,479	13,143	0.8%
Recess Holdings, Inc. (c) (h)	Industrials	L+7.75% (10.56%), 9/29/2025		16,134	16,029	16,134	1.0%
SSH Group Holdings, Inc. (c)	Education	L+8.25% (11.92%), 7/30/2026		10,122	10,073	10,122	0.7%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+6.75% (9.74%), 5/18/2029		3,275	3,248	3,275	0.2%
Travelpro Products, Inc. (a) (c)	Consumer	13.00%, 2.00% PIK, 11/20/2024		2,968	2,968	2,968	0.2%
Travelpro Products, Inc. (a) (c) (m)	Consumer	13.00%, 2.00% PIK, 11/20/2024	CAD	3,428	2,657	2,479	0.2%
USIC Holdings, Inc. (c) (h)	Business Services	L+6.50% (9.62%), 5/14/2029		5,798	5,749	5,589	0.3%
Vantage Mobility International, LLC (c) (p) (t)	Transportation	L+6.00% (8.57%) PIK, 3/21/2024		1,181	17	—	—%
Vantage Mobility International, LLC (c) (p) (t)	Transportation	L+6.00% (8.57%) PIK, 3/21/2024		3,835	2,914	—	—%
Victory Buyer, LLC (c)	Industrials	L+7.00% (10.57%), 11/19/2029		31,686	31,397	31,369	1.9%
Subtotal Senior Secured Second Lien Debt					$233,147	$219,302	13.5%

Subordinated Debt - 7.8% (b)
Del Real, LLC (c)	Food & Beverage	16.00%, 12.00% PIK, 4/7/2023		$4,706	$4,294	$4,396	0.3%
Encina Equipment Finance, LLC (c) (o)	Financials	L+7.75% (10.49%), 12/31/2028		12,343	12,343	12,343	0.8%
Encina Equipment Finance, LLC (c) (o)	Financials	L+7.75% (10.49%), 12/31/2028		38,100	37,978	38,100	2.3%
Siena Capital Finance, LLC (c) (j) (o)	Financials	12.50%, 11/26/2026		71,000	70,994	71,000	4.4%
Subtotal Subordinated Debt					$125,609	$125,839	7.8%

Collateralized Securities - 1.9% (b)
Collateralized Securities - Debt Investments
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (p)	Diversified Investment Vehicles	L+11.00% (13.78%), 4/25/2031		$4,750	$4,598	$4,166	0.3%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (p)	Diversified Investment Vehicles	L+7.50% (10.21%), 1/20/2027		10,728	10,183	8,677	0.5%
Whitehorse, Ltd. 2014-1A E (a) (c) (p)	Diversified Investment Vehicles	L+4.55% (7.33%) PIK, 5/1/2026		8,081	8,013	6,952	0.4%
Collateralized Securities - Equity Investments (n)
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (k) (p)	Diversified Investment Vehicles	24.80%, 4/25/2031		$31,603	$12,243	$10,806	0.7%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 1/20/2027		31,575	6,285	—	—%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 3/20/2025		1,970	47	—	—%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026		1,886	134	—	—%
Whitehorse, Ltd. 2014-1A SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026		36,000	6,965	—	—%
Subtotal Collateralized Securities					$48,468	$30,601	1.9%

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2022
(Unaudited)

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Equity/Other - 32.5% (b) (d)
Aden & Anais Holdings, Inc. (c) (e) (w)	Retail		4,470	$—	$—	—%
Answers Corp. (c) (e) (p)	Media/Entertainment		908,911	10,261	118	0.0%
Baker Hill Acquisition, LLC (c) (e)	Financials		22,653	—	—	—%
Black Mountain Sand, LLC (c) (e) (u)	Energy		55,463	—	1,152	0.1%
CDS U.S. Intermediate Holdings, Inc. (a) (e) (p)	Media/Entertainment		539,708	1,224	4,947	0.3%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (e) (p)	Media/Entertainment		874,000	437	2,622	0.2%
Clover Technologies Group, LLC (c) (e)	Industrials		180,274	1,153	52	0.0%
Clover Technologies Group, LLC (c) (e)	Industrials		2,753	275	1,122	0.1%
CRS-SPV, Inc. (c) (e) (o)	Industrials		246	2,219	1,558	0.1%
Danish CRJ, Ltd. (a) (c) (e) (o) (r)	Transportation		5,002	—	—	—%
Del Real, LLC (c) (e) (u)	Food & Beverage		670,510	382	64	0.0%
Dyno Acquiror, Inc. (c) (e)	Consumer		134,102	58	20	0.0%
Encina Equipment Finance, LLC (c) (o) (u)	Financials		79,479	81,787	81,692	5.0%
FBLC Senior Loan Fund, LLC (a) (c) (j) (o)	Diversified Investment Vehicles		304,934	304,934	304,934	18.8%
First Eagle Greenway Fund II, LLC (a) (p)	Diversified Investment Vehicles		5,329	3,977	363	0.0%
Foresight Energy Operating, LLC (c) (e) (p) (u)	Energy		158,093	2,087	3,657	0.2%
HemaSource, Inc. (c) (e) (w)	Healthcare		223,503	168	315	0.0%
Integrated Efficiency Solutions, Inc. (c) (e) (o) (u)	Industrials		55,991	—	—	—%
Integrated Efficiency Solutions, Inc. (c) (e) (o) (u)	Industrials		57,427	—	—	—%
Internap Corp (c) (e) (o)	Business Services		1,293,189	543	1,383	0.1%
Jakks Pacific, Inc. (c)	Consumer		5,303	213	788	0.0%
Kahala Ireland OpCo Designated Activity Company (a) (c) (o) (y)	Transportation		1	—	8,766	0.5%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (o) (y)	Transportation		3,250,000	—	3,250	0.2%
Kahala US OpCo, LLC (a) (c) (e) (o) (x)	Transportation		4,413,472	—	—	—%
KidKraft, Inc. (c) (e) (u)	Consumer		2,682,257	—	2,682	0.2%
Lakeview Health Holdings, Inc. (c) (e) (o)	Healthcare		5,272	—	—	—%
McDonald Worley, P.C. (c) (e)	Business Services		20,167	20	1,732	0.1%
MCS Acquisition Corp. (c) (e) (p)	Business Services		31,521	4,103	1,042	0.1%
MCS Acquisition Corp. (c) (e) (p)	Business Services		356,537	357	357	0.0%
MGTF Holdco, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Motor Vehicle Software Corp. (c) (e) (w)	Business Services		223,503	318	294	0.0%
ORG GC Holdings, LLC (c) (e) (o)	Business Services		93,380	212	—	—%
ORG GC Holdings, LLC (c) (e) (o)	Business Services		1,771	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (p)	Diversified Investment Vehicles		8,739	826	1,591	0.1%
Point Broadband Acquisition, LLC (c) (e) (u)	Telecom		2,550,487	2,550	3,010	0.2%
RMP Group, Inc. (c) (e) (u)	Financials		223	164	369	0.0%
Siena Capital Finance, LLC (c) (j) (o)	Financials		41,789,400	42,499	77,310	4.8%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2022
(Unaudited)

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Skillsoft Corp (a) (e) (s)	Technology		248,712	$2,636	$455	0.0%
Smile Brands, Inc. (c) (e)	Healthcare		712	—	1,246	0.1%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
Tap Rock Resources, LLC (c) (g) (p) (u)	Energy		18,356,442	5,426	7,417	0.5%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		633,382	—	—	—%
Tennenbaum Waterman Fund, LP (a) (p)	Diversified Investment Vehicles		10,000	10,000	9,023	0.6%
Travelpro Products, Inc. (a) (c) (e)	Consumer		447,007	506	206	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		39,769	132	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		4,206	31	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		99,236	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		223	35	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		490	490	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		139	139	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		512,923	—	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		4,639,261	3,140	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		1,940,977	—	—	—%
World Business Lenders, LLC (c) (e)	Financials		922,669	3,750	2,676	0.2%
WPNT, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Wythe Will Tzetzo, LLC (c) (e) (u)	Food & Beverage		22,312	302	—	—%
YummyEarth, Inc. (c) (e)	Food & Beverage		223	—	—	—%
Subtotal Equity/Other				$487,789	$526,213	32.5%

TOTAL INVESTMENTS - 171.6% (b)				$2,819,709	$2,782,173	171.6%
_____________
(a)All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Qualifying assets represent 83.8% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.
(b)Percentages are based on net assets as of September 30, 2022.
(c)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(d)All amounts are in thousands except share amounts.
(e)Non-income producing at September 30, 2022.
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
September 30, 2022
(Unaudited)

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
(l)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate ("SOFR" or "S"), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at September 30, 2022. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
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
(q)Unless otherwise indicated, all investments in the Consolidated Schedules of Investments are non-affiliated, non-controlled investments.
(r)The Company's investment is held through the consolidated subsidiary, Kahala Aviation Holdings, LLC, which owns 49% of the operating company, Danish CRJ LTD.
(s)The investment is not a restricted security. All other securities are restricted securities.
(t)The investment is on non-accrual status as of September 30, 2022.
(u)Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.
(v)Unless otherwise indicated, all of the Company's investments or a portion thereof are pledged as collateral under the JPM Revolver Facility.
(w)The investment is held through BSP TCAP Acquisition Holdings LP, which is an affiliated acquisition entity utilized for the Triangle Transaction. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of September 30, 2022.
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

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
September 30, 2022
(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at September 30, 2022:

	At September 30, 2022
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$417,637	14.9%
Healthcare	413,984	14.9%
Financials	371,714	13.4%
Diversified Investment Vehicles (1)	346,512	12.5%
Industrials	273,568	9.8%
Media/Entertainment	208,595	7.5%
Software/Services	208,403	7.5%
Paper & Packaging	129,407	4.7%
Consumer	117,958	4.2%
Food & Beverage	73,663	2.6%
Education	41,517	1.5%
Chemicals	35,286	1.3%
Technology	33,926	1.2%
Transportation	32,197	1.2%
Utilities	28,378	1.0%
Telecom	24,744	0.9%
Energy	24,684	0.9%
Total	$2,782,173	100.0%
_____________
(1) Includes FBLC's investment in FBLC Senior Loan Fund, LLC, which represents 11.0% of the fair value of investments as of September 30, 2022.
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
(q)Unless otherwise indicated, all investments in the Consolidated Schedules of Investments are non-affiliated, non-controlled investments.
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
For the period ended September 30, 2022
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
    On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. As of September 30, 2022, the Company had issued 253.7 million shares of common stock for gross proceeds of $2.5 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of September 30, 2022, the Company had repurchased a cumulative 34.0 million shares of common stock through its share repurchase program for payments of $282.8 million.
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
For the period ended September 30, 2022
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
Valuation of Portfolio Investments
    Portfolio investments are reported on the consolidated statements of assets and liabilities at fair value. The Board of Directors has delegated to the Adviser as valuation designee (the "Valuation Designee") the responsibility of determining the fair value of the Company's investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company's investment portfolio, subject to oversight of the Board of Directors. On a quarterly basis, the Valuation Designee performs an analysis of each investment to determine fair value as follows:
    Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. The Valuation Designee may also obtain quotes with respect to certain of the Company's investments from pricing services or brokers or dealers in order to value assets. When doing so, the Valuation Designee determines whether the quote obtained is readily available according to U.S. GAAP to determine the fair value of the security. If determined to be readily available, the Valuation Designee uses the quote obtained.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

    Investments without a readily determined market value are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Valuation Designee may take into account in fair value pricing the Company's investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.
    With respect to investments for which market quotations are not readily available, the Valuation Designee undertakes a multi-step valuation process each quarter, as described below:
•Each portfolio company or investment will be valued by the Valuation Designee, with assistance from one or more independent valuation firms engaged by the Company's Board of Directors or as noted below, with respect to investments in an investment fund;
•The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and
•The Valuation Designee, under the supervision of the Board of Directors, determines the fair value of each investment, in good faith, based on the input of independent valuation firms (to the extent applicable) and the Valuation Designee's own analysis. The Valuation Designee also has established a Valuation Committee to assist the Valuation Designee in carrying out its designated responsibilities, subject to oversight of the Board.
    For an investment in an investment fund that does not have a readily determinable fair value, the Valuation Designee measures the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of ASC 946, as of the Company's measurement date. However, there can be no assurance that the Company will be able to sell such investment at a price equal to its net asset value per share and the Company may ultimately sell such investment at a discount to its net asset value per share.
    The Company’s investments in funds that offer periodic liquidity have redemption frequencies which range from monthly to quarterly and redemption notice periods which range from 30 to 90 days. Investments in private equity typically do not offer liquidity and instead, capital is returned through periodic distributions.
    Because there is not a readily available market value for most of the investments in its portfolio, the Valuation Designee values substantially all of its portfolio investments at fair value as determined in good faith by its Board of Directors, as described herein. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company's investments may fluctuate from period to period. Additionally, the fair value of the Company's investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, the Company could realize significantly less than the value at which the Company has recorded it.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
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
    Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. For the periods ended September 30, 2022 and 2021, the Company did not incur any offering costs subject to the Adviser limitation.
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
For the period ended September 30, 2022
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
For the period ended September 30, 2022
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
    For investments for which Level 1 inputs, such as quoted prices, were not available at September 30, 2022 and December 31, 2021, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at September 30, 2022 and December 31, 2021 may differ materially from values that would have been used had a ready market for the securities existed.
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

    Investments without a readily determined market value are primarily valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Valuation Designee may take into account in fair value pricing the Company's investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company's ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables, and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.
    For an investment in an investment fund that does not have a readily determinable fair value, the Valuation Designee measures the fair value of the investment predominately based on the net asset value per share of the investment fund if the net asset value of the investment fund is calculated in a manner consistent with the measurement principles of ASC Topic 946, as of the Company's measurement date.
    For investments in Collateralized Securities, the Valuation Designee models both the assets and liabilities of each Collateralized Securities' capital structure. The model uses a waterfall engine to store the collateral data, generate cash flows from the assets, and distribute the cash flows to the liability structure based on the contractual priority of payments. The cash flows are discounted using rates that incorporate risk factors such as default risk, interest rate risk, downgrade risk, and credit spread risk, among others. In addition, the Valuation Designee considers broker quotations and/or comparable trade activity, which are considered as inputs to determining fair value when available.
    As part of the Company's quarterly valuation process, the Valuation Designee may be assisted by one or more independent valuation firms. The Valuation Designee, under the supervision of the Board of Directors, determines the fair value of each investment, in good faith, based on the input of independent valuation firm(s) (to the extent applicable) and the Valuation Designee's own analysis.
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
    For discussion of the fair value measurement of the Company's foreign currency contracts, refer to Note 6 - Derivatives.
    The following table presents fair value measurements of investments, by major class, as of September 30, 2022, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$43,811	$1,836,407	$—	$1,880,218
Senior Secured Second Lien Debt	—	35,288	184,014	—	219,302
Subordinated Debt	—	—	125,839	—	125,839
Collateralized Securities	—	—	30,601	—	30,601
Equity/Other	455	4,947	204,900	10,977	221,279
FBLC Senior Loan Fund, LLC	—	—	304,934	—	304,934
Total	$455	$84,046	$2,686,695	$10,977	$2,782,173
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
For the period ended September 30, 2022
(Unaudited)

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
    The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2022:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other (1)	Total
Balance as of December 31, 2021	$1,779,316	$219,023	$118,077	$37,097	$523,378	$2,676,891
Purchases and other adjustments to cost	321,868	1,177	23,520	366	856	347,787
Sales and repayments	(248,025)	(19,660)	(15,537)	(2,980)	(16,833)	(303,035)
Net realized gain (loss)	983	(113)	—	—	10,979	11,849
Transfers in	10,243	10,882	—	—	—	21,125
Transfers out	(21,710)	(22,297)	—	—	—	(44,007)
Net change in unrealized depreciation on investments	(6,268)	(4,998)	(221)	(3,882)	(8,546)	(23,915)
Balance as of September 30, 2022	$1,836,407	$184,014	$125,839	$30,601	$509,834	$2,686,695
Net change in unrealized depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(6,773)	$(4,921)	$(220)	$(3,882)	$(1,153)	$(16,949)
_______________
(1) Includes FBLC's investment in FBLC Senior Loan Fund, LLC.
For the nine months ended September 30, 2022, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the nine months ended September 30, 2022, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
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
The composition of the Company’s investments as of September 30, 2022, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,924,696	$1,880,218	67.6%
Senior Secured Second Lien Debt	233,147	219,302	7.9
Subordinated Debt	125,609	125,839	4.5
Collateralized Securities	48,468	30,601	1.1
Equity/Other	182,855	221,279	7.9
FBLC Senior Loan Fund, LLC	304,934	304,934	11.0
Total	$2,819,709	$2,782,173	100.0%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
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

Significant Unobservable Inputs
    The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of September 30, 2022. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$1,797,747	Yield Analysis	Market Yield	8.10%	36.20%	10.89%
Senior Secured First Lien Debt (c)	24,070	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	8,909	Waterfall Analysis	Revenue Multiple	0.15x	0.73x	0.30x
Senior Secured First Lien Debt	5,681	Waterfall Analysis	EBITDA Multiple	5.12x	9.21x	8.45x
Senior Secured Second Lien Debt	177,761	Yield Analysis	Market Yield	10.50%	15.90%	13.02%
Senior Secured Second Lien Debt	6,253	Waterfall Analysis	EBITDA Multiple	5.75x	6.75x	6.42x
Subordinated Debt	121,442	Waterfall Analysis	Tangible Net Asset Value Multiple	1.61x	1.92x	1.74x
Subordinated Debt (b)	4,397	Waterfall Analysis	EBITDA Multiple	8.50x	8.50x	8.50x
Collateralized Securities	30,601	Discounted Cash Flow	Discount Rate	13.00%	25.00%	19.69%
Equity/Other	159,001	Waterfall Analysis	Tangible Net Asset Value Multiple	1.61x	1.92x	1.77x
Equity/Other	16,705	Waterfall Analysis	EBITDA Multiple	3.51x	31.50x	10.05x
Equity/Other	12,016	Waterfall Analysis	Discount Rate	17.50%	17.50%	17.50%
Equity/Other (b)	7,417	Discounted Cash Flow	Discount Rate	15.00%	15.00%	15.00%
Equity/Other (b)	2,676	Waterfall Analysis	TBV Multiple	2.15x	2.15x	2.15x
Equity/Other	2,643	Waterfall Analysis	Revenue Multiple	0.30x	2.25x	2.23x
Equity/Other	2,584	Yield Analysis	Market Yield	11.50%	22.56%	17.67%
Equity/Other (b)(d)	1,384	Waterfall Analysis	Asset Recovery	$220.00	$220.00	$220.00
Equity/Other (c)	474	N/A	N/A	N/A	N/A	N/A
FBLC Senior Loan Fund, LLC (b)	304,934	Discounted Cash Flow	Discount Rate	13.45%	13.45%	13.45%
Total	$2,686,695
______________
(a)Weighted averages are calculated based on fair value of investments.
(b)This asset category contains one investment.
(c)Investment(s) were valued based on recent or pending transactions expected to close after the valuation date.
(d)Range and weighted average shown in millions.
    There were no significant changes in valuation approach or technique as of September 30, 2022.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
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
    The income and market approaches were used in the determination of fair value of certain Level 3 assets as of September 30, 2022 and December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
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
As of September 30, 2022, the Company had five portfolio companies on non-accrual with a total amortized cost of $44.8 million and fair value of $10.2 million, which represented 1.6% and 0.4% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2021, the Company had six portfolio companies on non-accrual with a total amortized cost of $42.5 million and fair value of $12.2 million, which represented 1.5%, and 0.4% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

FBLC Senior Loan Fund, LLC
On January 20, 2021, FBLC and Cliffwater Corporate Lending Fund (“CCLF”) formed a joint venture, FBLC Senior Loan Fund, LLC (the “SLF”), that invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. SLF was formed as a Delaware limited liability company and is not consolidated by FBLC for financial reporting purposes. FBLC provides capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. As of September 30, 2022 and December 31, 2021, FBLC and CCLF owned 79.8% and 20.2%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. FBLC and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As part of the initial contribution to SLF, FBLC contributed $751.8 million of assets, including $664.2 million of investments and $42.4 million of cash, as well as $446.9 million worth of liabilities, including the Citi Credit Facility (as defined in Note 5) debt of $344.4 million in exchange for $304.9 million of equity in SLF. As of September 30, 2022 and December 31, 2021, FBLC’s investment in SLF consisted of equity contributions of $304.9 million. FBLC’s investment in SLF is classified as “Equity/Other” on the Consolidated Schedules of Investments, and other disclosures unless otherwise indicated. Subsequent to the initial contribution, FBLC may sell investments to SLF. For the three and nine months ended September 30, 2022, FBLC had not sold any investments to SLF. For the year ended December 31, 2021, FBLC had sold $322.7 million of investments to SLF. As of September 30, 2022, $0.0 million of net accounts payable relates to investments sold by FBLC to SLF, which is reflected on the Consolidated Statements of Assets and Liabilities. As of December 31, 2021, $0.1 million of net accounts receivable relates to investments sold by FBLC to SLF, which is reflected on the Consolidated Statements of Assets and Liabilities.
Below is a summary of SLF’s portfolio as of September 30, 2022 and December 31, 2021. A listing of the individual investments in SLF’s portfolio as of such dates can be found below:

	September 30, 2022	December 31, 2021
	(Unaudited)
Total assets	$993,561	$1,195,960
Total investments (1)	$873,144	$1,088,337
Weighted Average Current Yield for Total Portfolio (2)	8.7%	5.4%
Number of Portfolio companies in SLF	163	172
Largest portfolio company investment (1)	$18,943	$27,965
Total of five largest portfolio company investments (1)	$86,032	$113,297
_____________________
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.
SLF may invest in portfolio companies in the same industries in which FBLC directly invests.
Below is a listing of SLF’s individual investments as of September 30, 2022:

September 30, 2022 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)

Senior Secured First Lien Debt
Accentcare, Inc. (b)	Healthcare	L+4.00% (6.08%)	6/22/2026	$9,954	$9,955	$8,660	2.6%
Access Cig, LLC (b)	Business Services	L+3.75% (6.82%)	2/27/2025	4,199	4,190	4,006	1.2%
Acrisure, LLC (b)	Financials	L+3.50% (6.62%)	2/15/2027	20,164	19,795	18,391	5.6%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

September 30, 2022 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Adtalem Global Education, Inc.	Education	5.50%	3/1/2028	$1,042	$1,042	$940	0.3%
Adtalem Global Education, Inc. (f)	Education	L+4.00% (7.05%)	8/12/2028	806	806	795	0.2%
Advisor Group, Inc. (f)	Financials	L+4.50% (7.62%)	7/31/2026	7,843	7,843	7,444	2.3%
Alchemy US Holdco 1, LLC (b)	Industrials	L+5.50% (8.62%)	10/10/2025	15,555	15,433	14,719	4.5%
Allegiant Travel, Co.	Transportation	7.25%	8/15/2027	1,200	1,195	1,133	0.3%
Altice Financing, SA	Telecom	5.00%	1/15/2028	2,000	1,935	1,542	0.5%
Alvogen Pharma US, Inc. (b)	Healthcare	S+7.50% (11.20%)	6/30/2025	12,025	11,955	10,774	3.3%
Amentum Government Services Holdings, LLC (f)	Industrials	L+4.00% (7.67%)	1/29/2027	1,975	1,965	1,879	0.6%
Amentum Government Services Holdings, LLC (b)	Industrials	S+4.00% (7.56%)	2/15/2029	4,993	4,924	4,756	1.4%
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (b)	Transportation	L+4.75% (7.46%)	4/20/2028	8,316	8,247	8,042	2.4%
American Rock Salt Company, LLC (f)	Chemicals	L+4.00% (7.12%)	6/9/2028	4,741	4,742	4,366	1.3%
AmWINS Group, Inc. (f)	Financials	L+2.25% (5.37%)	2/19/2028	4,937	4,879	4,711	1.4%
AP Gaming I, LLC (f)	Gaming/Lodging	S+4.00% (7.13%)	2/15/2029	7,430	7,307	7,114	2.2%
Apollo Commercial Real Estate Finance, Inc.	Financials	4.63%	6/15/2029	3,000	3,000	2,260	0.7%
AppLovin Corp. (b)	Media/Entertainment	L+3.00% (6.67%)	10/25/2028	8,955	8,935	8,588	2.6%
Artera Services, LLC (f)	Utilities	L+3.50% (5.75%)	3/6/2025	2,469	2,458	1,998	0.6%
Ascensus Holidngs, Inc. (b)	Business Services	L+3.50% (7.19%)	8/2/2028	7,940	7,934	7,206	2.2%
Astoria Energy, LLC (f)	Utilities	L+3.50% (6.62%)	12/10/2027	1,939	1,939	1,875	0.6%
Astro AB Merger Sub, Inc. (f)	Financials	L+4.50% (7.92%)	4/30/2024	3,809	3,806	3,778	1.1%
Asurion, LLC (b)	Business Services	L+3.25% (6.37%)	12/23/2026	4,937	4,866	4,175	1.3%
Athenahealth, Inc. (b)	Healthcare	S+3.50% (6.58%)	2/15/2029	12,453	12,393	11,133	3.4%
Athletico Management, LLC (f)	Healthcare	S+4.25% (7.95%)	2/15/2029	4,988	4,963	4,451	1.3%
Avaya Holdings Corp. (b)	Technology	L+4.00% (6.82%)	12/15/2027	8,543	8,543	4,517	1.4%
Bally's Corp. (b)	Gaming/Lodging	L+3.25% (5.94%)	10/2/2028	2,710	2,686	2,440	0.7%
BCP Renaissance, LLC (f)	Energy	L+3.50% (7.17%)	10/31/2024	1,054	1,048	1,041	0.3%
Bella Holding Company, LLC (f)	Healthcare	L+3.75% (6.87%)	5/10/2028	2,959	2,934	2,754	0.8%
Blackstone CQP Holdco, LP (b)	Industrials	L+3.75% (7.42%)	6/5/2028	7,907	7,874	7,617	2.3%
BMC Software Finance, Inc. (b)	Technology	L+3.75% (6.87%)	10/2/2025	12,638	12,662	11,948	3.6%
Bomgar Corp. (f)	Technology	L+4.00% (7.12%)	4/18/2025	3,859	3,868	3,752	1.1%
Cablevision Lightpath, LLC	Telecom	3.88%	9/15/2027	2,000	1,933	1,685	0.5%
CDK Global, Inc. (f)	Software/Services	S+4.50% (6.61%)	7/6/2029	2,625	2,549	2,524	0.8%
CLP Health Services, Inc. (b)	Healthcare	L+4.25% (7.13%)	12/31/2026	12,817	12,776	12,049	3.6%
Cnt Holdings I Corp (f)	Consumer	S+3.50% (6.25%)	11/8/2027	3,448	3,448	3,278	1.0%
CommerceHub, Inc. (f)	Technology	L+4.00% (7.12%)	12/29/2027	9,566	9,578	8,450	2.6%
Community Care Health Network, LLC (b)	Healthcare	L+4.75% (7.87%)	2/17/2025	9,686	9,664	8,303	2.5%
Compass Power Generation, LLC (b)	Utilities	S+4.25% (7.40%)	4/14/2029	4,628	4,496	4,434	1.3%
Connect Finco SARL (f)	Telecom	L+3.50% (6.03%)	12/11/2026	7,481	7,500	6,943	2.1%
Connectwise, LLC (f)	Software/Services	L+3.50% (7.17%)	9/29/2028	6,948	6,939	6,475	2.0%
Conservice Midco, LLC (b)	Business Services	L+4.25% (7.37%)	5/13/2027	7,642	7,652	7,533	2.3%
Conterra Ultra Broadband, LLC (b)	Telecom	S+4.75% (7.89%)	4/30/2026	6,659	6,659	6,616	2.0%
Corelogic, Inc. (b)	Business Services	L+3.50% (6.63%)	6/2/2028	7,920	7,907	5,920	1.8%
Directv Financing, LLC (b)	Media/Entertainment	L+5.00% (8.12%)	8/2/2027	4,550	4,512	4,227	1.3%
Dish Dbs Corp.	Cable	5.25%	12/1/2026	700	700	574	0.2%
Dish Dbs Corp.	Cable	5.75%	12/1/2028	1,000	1,000	756	0.2%
Division Holding Corp. (b)	Business Services	L+4.75% (7.87%)	5/27/2028	8,673	8,682	8,283	2.5%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

September 30, 2022 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Dynasty Acquisition Co., Inc. (e)	Industrials	L+3.50% (6.62%)	4/6/2026	$2,802	$2,696	$2,581	0.8%
Dynasty Acquisition Co., Inc. (e)	Industrials	L+3.50% (6.62%)	4/6/2026	5,212	5,015	4,801	1.5%
Echo Global Logistics, Inc. (b)	Transportation	L+3.50% (6.62%)	11/23/2028	3,313	3,306	3,105	0.9%
Edelman Financial Services, LLC (b)	Financials	L+3.50% (6.62%)	4/7/2028	1,985	1,947	1,816	0.5%
Edgewater Generation, LLC (b)	Utilities	L+3.75% (6.87%)	12/13/2025	2,374	2,362	2,072	0.6%
Flex Acquisition Company, Inc. (f)	Paper & Packaging	S+4.18% (7.31%)	4/13/2029	2,494	2,435	2,349	0.7%
Florida Food Products, LLC (f)	Food & Beverage	L+5.00% (8.12%)	10/18/2028	7,960	7,853	7,522	2.3%
Foley Products Co, LLC (b)	Industrials	S+4.75% (8.45%)	12/29/2028	3,184	3,153	3,184	1.0%
Frontier Communications Corp.	Telecom	5.00%	5/1/2028	1,240	1,296	1,062	0.3%
Frontier Communications Corp. (b)	Telecom	L+3.75% (7.44%)	5/1/2028	19,278	19,264	17,881	5.4%
Geon Performance Solutions, LLC (b)	Chemicals	L+4.50% (8.17%)	8/18/2028	4,670	4,639	4,670	1.4%
Gordian Medical, Inc. (b)	Healthcare	L+6.25% (9.92%)	1/31/2027	10,977	10,916	10,110	3.1%
Greeneden U.S. Holdings I, LLC (b)	Software/Services	L+4.00% (7.12%)	12/1/2027	4,902	4,810	4,656	1.4%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	L+2.50% (6.17%)	3/29/2027	4,937	4,932	4,796	1.5%
HAH Group Holding Company, LLC (b)	Healthcare	S+5.00% (8.71%)	10/29/2027	732	732	723	0.2%
HAH Group Holding Company, LLC (b)	Healthcare	S+5.00% (8.71%)	10/29/2027	5,783	5,713	5,711	1.7%
Hamilton Projects Acquiror, LLC (f)	Utilities	L+4.50% (8.17%)	6/17/2027	5,092	5,072	4,990	1.5%
Heartland Dental, LLC (e)	Healthcare	L+3.50% (6.62%)	4/30/2025	4,122	3,951	3,787	1.1%
Hertz Corp. (b) (f)	Transportation	L+3.25% (6.37%)	6/30/2028	4,154	4,140	3,923	1.2%
Hertz Corp. (b) (f)	Transportation	L+3.25% (6.37%)	6/30/2028	793	791	749	0.2%
HireRight, Inc. (f)	Business Services	L+3.75% (6.87%)	7/11/2025	5,192	5,172	5,027	1.5%
Hudson River Trading, LLC (b)	Financials	S+3.00% (6.16%)	3/20/2028	5,406	5,343	4,876	1.5%
ICP Industrial, Inc. (f)	Chemicals	L+3.75% (7.42%)	12/29/2027	6,922	6,914	5,370	1.6%
IDERA, Inc. (f)	Technology	L+3.75% (6.32%)	3/2/2028	6,930	6,939	6,376	1.9%
Ineos Us Finance, LLC (f)	Chemicals	L+2.50% (5.62%)	11/8/2028	3,980	3,976	3,731	1.1%
Intelsat Jackson Holdings, SA	Telecom	S+4.25% (7.45%)	2/1/2029	8,724	8,641	8,168	2.5%
Jack Ohio Finance, LLC (f)	Gaming/Lodging	L+4.75% (7.87%)	10/4/2028	3,969	3,952	3,831	1.2%
Jane Street Group, LLC	Financials	4.50%	11/15/2029	5,000	4,860	4,288	1.3%
Jump Financial, LLC (b)	Financials	S+4.50% (8.31%)	8/7/2028	7,437	7,313	6,898	2.1%
Kissner Milling Co., Ltd.	Industrials	4.88%	5/1/2028	4,000	3,851	3,310	1.0%
LABL, Inc. (b)	Paper & Packaging	L+5.00% (8.12%)	10/29/2028	3,970	3,917	3,570	1.1%
Lightstone Holdco, LLC (f)	Utilities	S+5.75% (8.05%)	2/1/2027	413	367	376	0.1%
Lightstone Holdco, LLC (f)	Utilities	S+5.75% (8.05%)	2/1/2027	7,293	6,485	6,640	2.0%
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	L+4.75% (8.92%)	3/20/2028	10,139	10,092	9,682	2.9%
Luxembourg Investment Co., 428 SARL (b)	Chemicals	S+5.00% (8.55%)	1/3/2029	3,864	3,830	3,455	1.0%
Madison IAQ, LLC	Industrials	4.13%	6/30/2028	2,000	1,984	1,617	0.5%
Medallion Midland Acquisition, LP (f)	Energy	L+3.75% (7.42%)	10/18/2028	5,586	5,557	5,390	1.6%
MH Sub I, LLC (f)	Business Services	L+3.75% (6.87%)	9/13/2024	8,575	8,571	8,157	2.5%
Michael Baker International, LLC (b)	Industrials	L+5.00% (8.12%)	12/1/2028	3,309	3,280	3,219	1.0%
Monitronics International, Inc. (b)	Business Services	L+7.50% (10.31%)	3/29/2024	5,466	5,324	3,613	1.1%
MPH Acquisition Holdings, LLC	Healthcare	5.50%	9/1/2028	2,000	1,991	1,654	0.5%
MPH Acquisition Holdings, LLC (b)	Healthcare	L+4.25% (7.32%)	9/1/2028	4,950	4,866	4,565	1.4%
MYOB US Borrower, LLC (f)	Business Services	L+4.00% (7.12%)	5/6/2026	5,425	5,413	5,046	1.5%
Naked Juice, LLC (f)	Food & Beverage	S+3.25% (6.90%)	1/24/2029	1,426	1,423	1,305	0.4%
National Mentor Holdings, Inc. (f)	Healthcare	L+3.75% (6.01%)	3/2/2028	179	178	127	—%
National Mentor Holdings, Inc. (b) (f)	Healthcare	L+3.75% (7.43%)	3/2/2028	5,459	5,435	3,869	1.2%
Nexus Buyer, LLC (f)	Business Services	L+3.75% (6.87%)	11/9/2026	4,454	4,454	4,268	1.3%
Nouryon Finance B.V. (e)	Chemicals	L+2.75% (5.87%)	10/1/2025	2,319	2,256	2,171	0.7%
Novae, LLC (f)	Industrials	S+5.00% (7.73%)	12/22/2028	4,975	4,940	4,836	1.5%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

September 30, 2022 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Pathway Vet Alliance, LLC (b)	Healthcare	L+3.75% (7.42%)	3/31/2027	$2,977	$2,984	$2,609	0.8%
Paysafe Finance, PLC	Software/Services	4.00%	6/15/2029	400	400	282	0.1%
Peabody Energy Corp. (f)	Energy	L+2.75% (5.83%)	3/31/2025	5,546	5,281	5,255	1.6%
Peraton Corp. (b)	Industrials	L+3.75% (6.87%)	2/1/2028	2,923	2,893	2,765	0.8%
Perstorp Holding Ab (b)	Chemicals	L+4.75% (7.83%)	2/27/2026	8,710	8,335	8,608	2.6%
PG&E Corp. (f)	Utilities	L+3.00% (6.13%)	6/23/2025	10,616	10,646	10,133	3.1%
Polaris Newco, LLC (f)	Business Services	L+4.00% (7.67%)	6/2/2028	1,985	1,934	1,827	0.6%
Power Stop, LLC (f)	Transportation	L+4.75% (7.82%)	1/26/2029	3,562	3,529	2,932	0.9%
Project Accelerate Parent, LLC (e)	Technology	L+4.25% (7.37%)	1/2/2025	15,984	15,423	15,385	4.7%
Proofpoint, Inc. (b)	Software/Services	L+3.25% (6.32%)	8/31/2028	6,454	6,409	6,048	1.8%
Protective Industrial Products, Inc. (b)	Industrials	L+4.00% (7.12%)	12/29/2027	9,058	9,022	8,903	2.7%
Pug, LLC (f)	Technology	L+3.50% (6.62%)	2/12/2027	4,924	4,822	4,259	1.3%
Quikrete Holdings, Inc. (f)	Industrials	L+3.00% (6.12%)	6/11/2028	7,960	7,921	7,645	2.3%
Regionalcare Hospital Partners Holdings, Inc.	Healthcare	4.38%	2/15/2027	2,000	2,000	1,664	0.5%
Regionalcare Hospital Partners Holdings, Inc. (b)	Healthcare	L+3.75% (6.87%)	11/16/2025	5,195	5,211	4,820	1.5%
Renaissance Learning, Inc. (f)	Software/Services	S+4.50% (7.10%)	3/30/2029	1,995	1,938	1,907	0.6%
RXB Holdings, Inc. (f)	Healthcare	L+4.50% (6.61%)	12/20/2027	10,128	10,160	9,571	2.9%
S&S Holdings, LLC (f)	Consumer	L+5.00% (7.78%)	3/11/2028	6,895	6,725	6,895	2.1%
Safe Fleet Holdings, LLC (b)	Industrials	S+3.75% (6.93%)	2/23/2029	7,463	7,425	7,015	2.1%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+4.50% (7.62%)	6/28/2026	931	889	885	0.3%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+4.50% (7.62%)	6/28/2026	17,227	16,539	16,366	5.0%
Schenectady International Group, Inc. (b)	Chemicals	L+4.75% (7.21%)	10/15/2025	19,911	19,813	16,062	4.9%
SCIH Salt Holdings, Inc. (f)	Industrials	L+4.00% (6.81%)	3/16/2027	3,701	3,676	3,429	1.0%
SFR Group, SA (b) (e)	Telecom	L+4.00% (6.91%)	8/14/2026	12,607	12,430	11,409	3.5%
Sierra Acquisition, Inc. (b)	Food & Beverage	L+4.00% (7.12%)	11/11/2024	4,864	4,721	4,450	1.3%
Sophia, LP (f)	Software/Services	L+3.50% (7.17%)	10/7/2027	2,981	2,984	2,862	0.9%
SSH Group Holdings, Inc. (e)	Education	L+4.25% (7.92%)	7/30/2025	10,437	9,985	9,910	3.0%
Staples, Inc. (b)	Business Services	L+5.00% (7.78%)	4/16/2026	4,911	4,866	4,295	1.3%
Team Health Holdings, Inc. (e) (f)	Healthcare	S+5.25% (8.28%)	3/2/2027	5,448	5,135	4,708	1.4%
Tecta America Corp. (f)	Industrials	L+4.25% (7.37%)	4/10/2028	8,976	8,954	8,505	2.6%
Tenneco, Inc. (e)	Transportation	L+3.00% (6.12%)	10/1/2025	2,946	2,906	2,897	0.9%
The Dun & Bradstreet Corp. (f)	Business Services	L+3.25% (6.33%)	2/6/2026	4,695	4,712	4,532	1.4%
Traverse Midstream Partners, LLC (b)	Energy	S+4.25% (5.95%)	9/27/2024	14,032	14,014	13,681	4.1%
Triton Water Holdings, Inc. (f)	Food & Beverage	L+3.50% (7.17%)	3/31/2028	7,406	7,391	6,598	2.0%
Truck Hero, Inc. (f)	Transportation	L+3.50% (6.62%)	1/31/2028	1,478	1,474	1,284	0.4%
United Airlines, Inc. (f)	Transportation	L+3.75% (6.53%)	4/21/2028	3,766	3,755	3,587	1.1%
University Support Services, LLC (f)	Education	L+3.25% (6.37%)	2/10/2029	4,963	4,946	4,691	1.4%
Urban One, Inc.	Media/Entertainment	7.38%	2/1/2028	6,000	6,175	5,100	1.5%
Venga Finance Sarl (b)	Telecom	L+4.75% (7.82%)	6/28/2029	4,000	3,884	3,807	1.2%
Veritext Corp. (f)	Business Services	L+3.50% (6.62%)	8/1/2025	3,467	3,433	3,354	1.0%
Vyaire Medical, Inc. (f)	Healthcare	L+4.75% (7.04%)	4/16/2025	7,373	6,417	5,608	1.7%
WaterBridge Midstream Operating, LLC (b)	Energy	L+5.75% (9.13%)	6/22/2026	8,676	7,853	8,357	2.5%
Watlow Electric Manufacturing Co. (b)	Industrials	L+3.75% (6.87%)	3/2/2028	9,402	9,361	8,911	2.7%
Western Dental Services, Inc. (f)	Healthcare	L+4.50% (7.62%)	8/18/2028	9,007	9,001	8,061	2.4%
Western Dental Services, Inc. (f)	Healthcare	L+4.50% (7.31%)	8/18/2028	919	919	823	0.2%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

September 30, 2022 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Wilsonart, LLC (b)	Consumer	L+3.25% (6.93%)	12/31/2026	$7,394	$7,389	$6,733	2.0%
WMG Holdings, Inc. (b)	Business Services	S+3.25% (6.39%)	8/31/2029	834	809	812	0.2%
YI, LLC (e)	Healthcare	L+4.00% (7.12%)	11/7/2024	8,903	8,636	8,636	2.6%
Subtotal Senior Secured First Lien Debt					$830,589	$771,654	233.6%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC (b)	Chemicals	L+7.25% (10.37%)	6/11/2029	$1,943	$1,924	$1,858	0.6%
Asurion, LLC (b)	Business Services	L+5.25% (8.37%)	1/31/2028	7,632	7,604	5,718	1.7%
CDS U.S. Intermediate Holdings, Inc.	Media/Entertainment	L+8.00% (11.64%) 7.00% PIK	11/24/2027	5,364	5,348	5,203	1.6%
Edelman Financial Services, LLC (b) (e)	Financials	L+6.75% (9.87%)	7/20/2026	7,972	7,352	7,015	2.1%
IDERA, Inc. (b) (e)	Technology	L+6.75% (10.50%)	3/2/2029	1,545	1,457	1,435	0.4%
Tecta America Corp. (b)	Industrials	L+8.50% (11.62%)	4/9/2029	4,998	4,973	4,893	1.5%
Subtotal Senior Secured Second Lien Debt					$28,658	$26,122	7.9%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Diversified Investment Vehicles	L+6.90% (9.66%)	4/22/2034	$1,410	$1,289	$1,053	0.3%
Battalion CLO, Ltd. 21-17A F	Diversified Investment Vehicles	L+7.50% (10.21%)	3/9/2034	1,224	1,136	933	0.3%
Carlyle GMS CLO, 16-3A FRR	Diversified Investment Vehicles	L+8.60% (11.31%)	7/20/2034	2,100	1,989	1,642	0.5%
Covenant Credit Partners CLO, Ltd. 17 1A E	Diversified Investment Vehicles	L+6.45% (7.49%)	10/15/2029	2,500	2,292	2,059	0.6%
Eaton Vance CDO, Ltd. 15-1A FR	Diversified Investment Vehicles	L+7.97% (10.68%)	1/20/2030	2,000	1,753	1,554	0.5%
Elevation CLO, Ltd. 13-1A D2	Diversified Investment Vehicles	L+7.65% (10.56%)	8/15/2032	2,000	1,963	1,804	0.5%
Fortress Credit BSL, Ltd. 22-1A E	Diversified Investment Vehicles	S+8.15% (9.27%)	10/23/2034	1,000	980	927	0.3%
Great Lakes CLO, Ltd. 21-6A E (f)	Diversified Investment Vehicles	L+8.03% (10.54%)	1/15/2034	5,150	4,953	4,380	1.3%
Greywolf CLO, Ltd. 20-3RA ER	Diversified Investment Vehicles	S+9.00% (9.91%)	4/15/2033	1,000	878	815	0.2%
Hayfin Kingsland XI, Ltd. 19-2A ER	Diversified Investment Vehicles	L+7.72% (10.43%)	10/20/2034	2,500	2,429	2,125	0.6%
Highbridge Loan Management, Ltd. 11A-17 E (f)	Diversified Investment Vehicles	L+6.10% (8.96%)	5/6/2030	3,000	2,709	2,548	0.8%
Jamestown CLO, Ltd. 22-18A E	Diversified Investment Vehicles	S+7.87% (9.40%)	7/25/2035	3,000	2,733	2,680	0.8%
KKR Financial CLO, Ltd. 15 FR	Diversified Investment Vehicles	L+8.50% (11.24%)	1/18/2032	2,000	1,897	1,579	0.5%
LCM, Ltd. Partnership 16A ER2 (f)	Diversified Investment Vehicles	L+6.38% (8.89%)	10/15/2031	2,500	2,291	2,140	0.6%
Marble Point CLO, Ltd. 20-1A E (f)	Diversified Investment Vehicles	L+6.82% (9.53%)	4/20/2033	4,500	4,405	3,905	1.2%
Medalist Partners Corporate Finance CLO, Ltd. 21-1A D (f)	Diversified Investment Vehicles	L+7.48% (10.19%)	10/20/2034	3,000	2,858	2,498	0.8%
Northwoods Capital, Ltd. 17-15A ER	Diversified Investment Vehicles	L+7.64% (11.17%)	6/20/2034	3,000	2,923	2,568	0.8%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

September 30, 2022 (Unaudited)
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Ocean Trails CLO 22-12A E	Diversified Investment Vehicles	S+8.11% (9.98%)	7/20/2035	$3,460	$3,186	$3,050	0.9%
OCP CLO, Ltd. 14-5A DR (f)	Diversified Investment Vehicles	L+5.70% (8.47%)	4/26/2031	2,200	2,085	1,802	0.5%
OZLM, Ltd. 16-15A DR (f)	Diversified Investment Vehicles	L+6.75% (9.46%)	4/20/2033	2,000	1,908	1,604	0.5%
Palmer Square CLO, Ltd. 21-4A F	Diversified Investment Vehicles	L+7.66% (10.17%)	10/15/2034	1,500	1,429	1,156	0.3%
Regatta II Funding, LP 13-2A DR2 (f)	Diversified Investment Vehicles	L+6.95% (9.46%)	1/15/2029	2,000	1,929	1,688	0.5%
Saranac CLO, Ltd. 20-8A E	Diversified Investment Vehicles	L+8.12% (11.10%)	2/20/2033	1,455	1,441	1,281	0.4%
Sculptor CLO, Ltd. 27A E	Diversified Investment Vehicles	L+7.05% (9.76%)	7/20/2034	1,500	1,459	1,219	0.4%
Sound Point CLO, Ltd. 17-1A E (f)	Diversified Investment Vehicles	L+5.96% (8.74%)	1/23/2029	4,000	3,622	3,428	1.0%
Sound Point CLO, Ltd. 17-2A E (f)	Diversified Investment Vehicles	L+6.10% (8.88%)	7/25/2030	2,400	2,085	1,821	0.6%
Sound Point CLO, Ltd. 18-3A D (f)	Diversified Investment Vehicles	L+5.79% (8.56%)	10/26/2031	1,000	904	792	0.2%
Symphony CLO, Ltd. 2012-9A ER2 (f)	Diversified Investment Vehicles	L+6.95% (9.69%)	7/16/2032	3,000	2,779	2,602	0.8%
Trimaran CAVU 2021-2A, Ltd. 21-2A E (f)	Diversified Investment Vehicles	L+7.20% (9.98%)	10/25/2034	3,000	2,945	2,558	0.8%
Trysail CLO, Ltd. 21-1A E	Diversified Investment Vehicles	L+7.38% (10.09%)	7/20/2032	1,500	1,447	1,287	0.4%
Venture CDO, Ltd. 16-23A ER2 (f)	Diversified Investment Vehicles	L+7.55% (10.29%)	7/19/2034	3,000	2,916	2,549	0.8%
Venture CDO, Ltd. 16-25A E (f)	Diversified Investment Vehicles	L+7.20% (9.91%)	4/20/2029	2,000	1,948	1,692	0.5%
Venture CDO, Ltd. 20-39A E	Diversified Investment Vehicles	L+7.63% (10.14%)	4/15/2033	4,995	4,961	4,384	1.3%
Venture CLO 43, Ltd. 21-43A E (f)	Diversified Investment Vehicles	L+7.15% (9.66%)	4/15/2034	3,000	2,916	2,560	0.8%
Wind River CLO, Ltd. 14-2A FR	Diversified Investment Vehicles	L+7.87% (10.38%)	1/15/2031	3,000	2,521	2,149	0.7%
Zais CLO 13, Ltd. 19-13A D1 (f)	Diversified Investment Vehicles	L+4.52% (7.03%)	7/15/2032	3,000	2,736	2,536	0.8%
Subtotal Collateralized Securities					$84,695	$75,368	22.8%

TOTAL INVESTMENTS					$943,942	$873,144	264.3%
______________
(a)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate ("SOFR" or "S"), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, SLF has provided the spread over the relevant reference rate and the current interest rate in effect at September 30, 2022. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(b)SLF's investment or a portion thereof is pledged as collateral under the Citi Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(c)Percentages are based on SLF members' capital as of September 30, 2022.
(d)SLF has various unfunded commitments to portfolio companies.
(e)SLF's investment or a portion thereof is held through a total return swap with J.P. Morgan.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

(f)SLF's investment or a portion thereof is pledged as collateral under a credit facility with CIBC. Individual investments can be divided into parts which are pledged to separate credit facilities.
SLF had $2.1 million of unfunded commitments on delayed draw term loans as of September 30, 2022.
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Clover Technologies Group, LLC (e)	Industrials	L+7.50% (8.50%)	2/5/2024	$1,445	$1,375	$1,369	0.3%
CLP Health Services, Inc. (b)	Healthcare	L+4.25% (5.00%)	12/31/2026	12,915	12,867	12,882	3.2%
Cnt Holdings I Corp (f)	Consumer	L+3.50% (4.25%)	11/8/2027	3,474	3,474	3,473	0.9%
CommerceHub, Inc. (f)	Technology	L+4.00% (4.75%)	12/29/2027	7,639	7,649	7,551	1.9%
Community Care Health Network, LLC (b)	Healthcare	L+4.75% (4.85%)	2/17/2025	9,755	9,726	9,368	2.3%
Compass Power Generation, LLC (f)	Utilities	L+3.50% (4.50%)	12/20/2024	4,777	4,765	4,753	1.2%
Connect Finco SARL (f)	Telecom	L+3.50% (4.50%)	12/11/2026	7,538	7,560	7,534	1.9%
Connectwise, LLC (f)	Software/Services	L+3.50% (4.00%)	9/29/2028	4,000	3,980	3,986	1.0%
Conservice Midco, LLC (b)	Business Services	L+4.25% (4.47%)	5/13/2027	7,700	7,713	7,679	1.9%
CONSOL Energy, Inc. (b)	Energy	L+4.50% (4.60%)	9/27/2024	3,612	3,328	3,502	0.9%
Conterra Ultra Broadband, LLC (b)	Telecom	L+4.75% (5.75%)	4/30/2026	6,710	6,710	6,710	1.7%
Corelogic, Inc. (b)	Business Services	L+3.50% (4.00%)	6/2/2028	7,980	7,965	7,964	2.0%
CVENT, Inc. (e)	Technology	L+3.75% (3.83%)	11/29/2024	2,700	2,628	2,695	0.6%
Dealer Tire, LLC (e)	Retail	L+4.25% (4.33%)	12/12/2025	3,952	3,927	3,946	1.0%
Directv Financing, LLC (b)	Media/Entertainment	L+5.00% (5.75%)	8/2/2027	4,888	4,842	4,889	1.2%
Dish DBS Corp.	Cable	5.25%	12/1/2026	700	700	711	0.2%
Dish DBS Corp.	Cable	5.75%	12/1/2028	1,000	1,000	1,009	0.3%
Division Holding Corp. (b)	Business Services	L+4.75% (5.50%)	5/26/2028	8,739	8,749	8,745	2.2%
Dunn Paper, Inc. (b)	Paper & Packaging	L+5.25% (6.25%)	8/26/2022	578	562	555	0.1%
Dynasty Acquisition Co., Inc. (e)	Industrials	L+3.50% (3.63%)	4/6/2026	2,824	2,736	2,743	0.7%
Dynasty Acquisition Co., Inc. (e)	Industrials	L+3.50% (3.63%)	4/6/2026	5,253	5,089	5,102	1.3%
Echo Global Logistics, Inc. (b)	Transportation	L+3.75% (4.25%)	11/23/2028	3,330	3,322	3,313	0.8%
Edgewater Generation, LLC (b)	Utilities	L+3.75% (3.85%)	12/12/2025	2,491	2,476	2,349	0.6%
Emerald 2, Ltd. (b)	Industrials	L+3.25% (3.47%)	7/12/2028	518	515	514	0.1%
Fastlane Parent Co, Inc. (b)	Transportation	L+4.50% (4.60%)	2/4/2026	1,569	1,569	1,567	0.4%
Flex Acquisition Company, Inc. (f)	Paper & Packaging	L+3.50% (4.00%)	3/2/2028	6,957	6,920	6,939	1.7%
Florida Food Products, LLC (f)	Food & Beverage	L+5.00% (5.75%)	10/18/2028	8,000	7,881	7,860	2.0%
Frontier Communications Corp.	Telecom	5.00%	5/1/2028	1,240	1,303	1,276	0.3%
Frontier Communications Corp. (b)	Telecom	L+3.75% (4.50%)	5/1/2028	19,425	19,407	19,386	4.9%
Geon Performance Solutions, LLC (b)	Chemicals	L+4.75% (5.50%)	8/18/2028	4,705	4,671	4,739	1.2%
Gogo Intermediate Holdings, LLC (f)	Telecom	L+3.75% (4.50%)	4/28/2028	8,381	8,381	8,373	2.1%
Golden Nugget, LLC (b) (f)	Gaming/Lodging	L+2.50% (3.25%)	10/4/2023	3,960	3,932	3,933	1.0%
Gordian Medical, Inc. (b)	Healthcare	L+6.25% (7.00%)	1/31/2027	11,060	10,987	10,968	2.8%
Greenway Health, LLC (f)	Healthcare	L+3.75% (4.75%)	2/16/2024	4,733	4,462	4,496	1.1%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	L+2.50% (3.00%)	3/29/2027	4,975	4,969	4,958	1.2%
HAH Group Holding Company, LLC (b)	Healthcare	L+5.00% (6.00%)	10/29/2027	737	737	737	0.2%
HAH Group Holding Company, LLC (b)	Healthcare	L+5.00% (6.00%)	10/29/2027	5,827	5,748	5,827	1.5%
Hamilton Projects Acquiror, LLC (f)	Utilities	L+4.50% (5.25%)	6/17/2027	5,718	5,694	5,710	1.4%
Heartland Dental, LLC (e)	Healthcare	L+3.50% (3.58%)	4/30/2025	4,154	4,076	4,109	1.0%
Hertz Corp. (b) (f)	Transportation	L+3.25% (3.75%)	6/30/2028	4,186	4,170	4,185	1.0%
Hertz Corp. (b) (f)	Transportation	L+3.25% (3.75%)	6/30/2028	793	790	793	0.2%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
HireRight, Inc. (f)	Business Services	L+3.75% (3.85%)	7/11/2025	$7,237	$7,197	$7,203	1.8%
Hudson River Trading, LLC (b)	Financials	L+3.00% (3.10%)	3/20/2028	4,975	4,910	4,933	1.2%
ICP Industrial, Inc. (f)	Chemicals	L+3.75% (4.50%)	12/29/2027	4,975	4,971	4,900	1.2%
IDERA, Inc. (f)	Technology	L+3.75% (4.50%)	3/2/2028	6,983	6,994	6,972	1.7%
Ineos Us Finance, LLC (f)	Chemicals	L+2.50% (3.00%)	11/6/2028	4,000	3,995	3,977	1.0%
Iri Holdings, Inc. (b)	Business Services	L+4.25% (4.35%)	12/1/2025	7,819	7,800	7,809	2.0%
Jack Ohio Finance, LLC (f)	Gaming/Lodging	L+4.75% (5.50%)	10/4/2028	4,000	3,980	3,980	1.0%
Jane Street Group, LLC (f)	Financials	L+2.75% (2.85%)	1/26/2028	4,938	4,932	4,895	1.2%
Jump Financial, LLC (b)	Financials	L+3.50% (4.00%)	8/7/2028	2,494	2,482	2,475	0.6%
Kissner Milling Co., Ltd.	Industrials	4.88%	5/1/2028	5,000	5,035	4,814	1.2%
LABL, Inc. (b)	Paper & Packaging	L+5.00% (5.50%)	10/30/2028	5,000	4,925	4,988	1.3%
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	L+4.75% (5.50%)	3/20/2028	10,216	10,166	10,216	2.6%
Luxembourg Investment Co., 428 SARL (b)	Chemicals	S+5.00% (5.50%)	1/3/2029	3,864	3,825	3,827	1.0%
Medallion Midland Acquisition, LP (f)	Energy	L+3.75% (4.50%)	10/18/2028	3,614	3,579	3,594	0.9%
Meridian Adhesives Group, Inc. (b)	Chemicals	L+4.00% (4.75%)	7/24/2028	5,000	4,953	5,000	1.3%
MH Sub I, LLC (f)	Business Services	L+3.75% (4.75%)	9/13/2024	8,641	8,636	8,650	2.2%
Michael Baker International, LLC (b)	Industrials	L+5.00% (5.75%)	12/1/2028	3,334	3,301	3,301	0.8%
MicroStrategy, Inc.	Software/Services	6.13%	6/15/2028	1,500	1,500	1,508	0.4%
Monitronics International, Inc. (b)	Business Services	L+6.50% (7.75%)	3/29/2024	5,508	5,301	5,164	1.3%
MPH Acquisition Holdings, LLC (b)	Healthcare	L+4.25% (4.75%)	9/1/2028	4,988	4,895	4,860	1.2%
MSG National Properties, LLC (b)	Media/Entertainment	L+6.25% (7.00%)	11/12/2025	12,188	12,431	12,188	3.1%
MYOB US Borrower, LLC (f)	Business Services	L+4.00% (4.10%)	5/6/2026	5,468	5,453	5,422	1.4%
National Mentor Holdings, Inc. (b) (f)	Healthcare	L+3.75% (4.50%)	3/2/2028	7,370	7,336	7,282	1.8%
National Mentor Holdings, Inc. (f)	Healthcare	L+3.75% (4.50%)	3/2/2028	233	232	230	0.1%
Navitas Midstream Midland Basin, LLC (b)	Energy	L+4.00% (4.75%)	12/13/2024	10,676	10,676	10,639	2.7%
Nexus Buyer, LLC (f)	Business Services	L+3.75% (3.85%)	11/9/2026	1,489	1,485	1,480	0.4%
Nouryon USA, LLC (e)	Chemicals	L+3.00% (3.10%)	10/1/2025	2,342	2,310	2,332	0.6%
Paysafe Finance, PLC	Software/Services	4.00%	6/15/2029	400	400	373	0.1%
Perstorp Holding Ab (b)	Chemicals	L+4.75% (4.91%)	2/27/2026	8,777	8,325	8,777	2.2%
PG&E Corp. (f)	Utilities	L+3.00% (3.50%)	6/23/2025	10,698	10,735	10,569	2.7%
Proofpoint, Inc. (b)	Software/Services	L+3.25% (3.75%)	8/31/2028	2,500	2,494	2,488	0.6%
Protective Industrial Products, Inc. (b)	Industrials	L+4.00% (4.75%)	12/29/2027	9,127	9,091	9,087	2.3%
Pug, LLC (f)	Technology	L+3.50% (3.60%)	2/12/2027	4,962	4,843	4,843	1.2%
Pug, LLC (f)	Technology	L+4.25% (4.75%)	2/13/2027	1,995	1,986	1,983	0.5%
Quikrete Holdings, Inc. (f)	Industrials	L+3.00% (3.19%)	6/11/2028	8,000	7,959	7,978	2.0%
Regionalcare Hospital Partners Holdings, Inc.	Healthcare	4.38%	2/15/2027	2,000	2,000	2,025	0.5%
Regionalcare Hospital Partners Holdings, Inc. (b)	Healthcare	L+3.75% (3.85%)	11/14/2025	5,195	5,214	5,186	1.3%
RXB Holdings, Inc. (f)	Healthcare	L+4.50% (5.25%)	12/20/2027	10,205	10,244	10,205	2.6%
S&S Holdings, LLC (f)	Consumer	L+5.00% (5.50%)	3/10/2028	6,948	6,759	6,948	1.7%
Safe Fleet Holdings, LLC (f)	Industrials	L+3.00% (4.00%)	2/3/2025	2,374	2,359	2,357	0.6%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+4.50% (4.60%)	6/28/2026	938	891	892	0.2%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+4.50% (4.60%)	6/28/2026	$17,360	$16,549	$16,492	4.1%
Schenectady International Group, Inc. (b)	Chemicals	L+4.75% (4.87%)	10/15/2025	19,911	19,791	19,911	5.0%
SCIH Salt Holdings, Inc. (b) (f)	Industrials	L+4.00% (4.75%)	3/16/2027	18,735	18,671	18,532	4.6%
SFR Group, SA (b) (e)	Telecom	L+4.00% (4.13%)	8/14/2026	12,705	12,640	12,629	3.2%
Sierra Acquisition, Inc. (b)	Food & Beverage	L+4.00% (5.00%)	11/11/2024	4,902	4,712	4,890	1.2%
Sophia, LP (f)	Software/Services	L+3.50% (4.00%)	10/7/2027	3,004	3,007	3,001	0.8%
Spirit Aerosystems, Inc. (b)	Industrials	L+3.75% (4.25%)	1/15/2025	2,555	2,584	2,556	0.6%
SSH Group Holdings, Inc. (e)	Education	L+4.25% (4.40%)	7/30/2025	10,518	10,064	10,134	2.5%
Staples, Inc. (b)	Business Services	L+5.00% (5.13%)	4/16/2026	4,949	4,896	4,774	1.2%
Station Casinos, LLC (f)	Gaming/Lodging	L+2.25% (2.50%)	2/8/2027	2,278	2,267	2,257	0.6%
Team Health Holdings, Inc. (e)	Healthcare	L+2.75% (3.75%)	2/6/2024	2,969	2,808	2,830	0.7%
Tecta America Corp. (f)	Industrials	L+4.25% (5.00%)	4/6/2028	9,045	9,018	9,033	2.3%
Tenneco, Inc.	Transportation	5.13%	4/15/2029	3,846	3,846	3,773	0.9%
Tenneco, Inc. (e)	Transportation	L+3.00% (3.08%)	10/1/2025	2,969	2,911	2,921	0.7%
The Dun & Bradstreet Corp. (f)	Business Services	L+3.25% (3.35%)	2/6/2026	4,863	4,884	4,841	1.2%
TransDigm, Inc. (f)	Industrials	L+2.25% (2.35%)	12/9/2025	2,970	2,953	2,926	0.7%
Traverse Midstream Partners, LLC (b)	Energy	S+4.25% (5.25%)	9/27/2024	14,962	14,936	14,878	3.7%
Triton Water Holdings, Inc. (f)	Food & Beverage	L+3.50% (4.00%)	3/31/2028	7,463	7,445	7,374	1.8%
Truck Hero, Inc. (f)	Transportation	L+3.25% (4.00%)	1/31/2028	1,489	1,485	1,479	0.4%
TSL Engineered Products, LLC (b)	Industrials	L+4.75% (5.50%)	1/7/2028	7,858	7,785	7,858	2.0%
United Airlines, Inc. (f)	Transportation	L+3.75% (4.50%)	4/21/2028	3,794	3,782	3,800	1.0%
University Support Services, LLC (f)	Education	L+3.25% (3.75%)	6/29/2028	5,000	4,983	4,975	1.2%
Urban One, Inc.	Media/Entertainment	7.38%	2/1/2028	6,000	6,194	6,200	1.6%
Venga Finance Sarl (b)	Telecom	L+4.75% (5.25%)	12/4/2028	4,000	3,880	3,913	1.0%
Veritext Corp. (f)	Business Services	L+3.25% (3.35%)	8/1/2025	3,505	3,463	3,472	0.9%
Virgin Media Bristol, LLC (f)	Telecom	L+3.25% (3.36%)	1/31/2029	2,500	2,497	2,497	0.6%
Vyaire Medical, Inc. (f)	Healthcare	L+4.75% (5.75%)	4/16/2025	7,831	6,573	6,695	1.7%
WaterBridge Midstream Operating, LLC (b)	Energy	L+5.75% (6.75%)	6/22/2026	10,748	9,572	10,462	2.6%
Watlow Electric Manufacturing Co. (b)	Industrials	L+3.75% (4.25%)	3/2/2028	9,473	9,431	9,447	2.4%
Western Dental Services, Inc. (f)	Healthcare	L+4.50% (5.25%)	8/18/2028	9,075	9,067	9,070	2.3%
Western Dental Services, Inc. (f)	Healthcare	L+4.50% (5.25%)	8/18/2028	389	389	388	0.1%
Wilsonart, LLC (b)	Consumer	L+3.50% (4.50%)	12/31/2026	7,450	7,444	7,444	1.9%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
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
For the period ended September 30, 2022
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

Below is certain summarized financial information for SLF as of September 30, 2022 and December 31, 2021 and for the periods ended September 30, 2022 and September 30, 2021:

Selected Statement of Assets and Liabilities Information	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $943,942 and $1,085,170, respectively)	$873,144	$1,088,337
Cash and other assets	120,417	107,623
Total assets	$993,561	$1,195,960

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,737 and $2,488, respectively)	$576,813	$631,562
Secured borrowings	65,302	94,737
Other liabilities	21,076	71,008
Total liabilities	$663,191	$797,307

MEMBERS' CAPITAL
Total members' capital	$330,370	$398,653

Total liabilities and members' capital	$993,561	$1,195,960

Selected Statements of Operations Information	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the period January 20, 2021 through September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Investment income:
Total investment income	$18,531	$11,563	$48,707	$30,889

Operating expenses:
Interest and credit facility financing expenses	7,522	2,879	14,800	6,854
Other expenses	618	566	1,960	1,329
Total expenses	8,140	3,445	16,760	8,183

Net investment income	10,391	8,118	31,947	22,706

Realized and unrealized gain (loss):
Net realized and unrealized gain (loss)	(7,450)	398	(77,283)	12,456

Net increase (decrease) in members' capital resulting from operations	$2,941	$8,516	$(45,336)	$35,162

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

Unconsolidated Significant Subsidiaries
In accordance with Rules 3-09 and 4-08(g) of Regulation S-X (“Rule 3-09” and “Rule 4-08(g),” respectively), the Company must determine which of its unconsolidated controlled affiliated investments are considered significant subsidiaries, if any. The Company had certain unconsolidated controlled affiliated investments for the nine months ended September 30, 2022 that met at least one of the significance considerations under Regulation S-X. Accordingly, the summarized financial information for FBLC Senior Loan Fund, LLC is provided above in Note 3. Included below is the summarized financial information for Siena Capital Finance, LLC.

Selected Balance Sheet Information	As of September 30,	As of December 31,
	2022	2021
	(Unaudited)
Total Assets	$611,816	$470,781
Total Liabilities	552,742	414,464

Selected Income Statement Information	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Revenues	$15,708	$11,946	$42,875	$29,093
Net income	2,877	3,785	11,351	8,190
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
    As of September 30, 2022 and December 31, 2021, $10.8 million and $10.5 million was payable to the Adviser for base management fees, respectively.
For the three and nine months ended September 30, 2022, the Company incurred $10.8 million and $31.8 million, respectively, in base management fees under the Investment Advisory Agreement. For the three and nine months ended September 30, 2021, the Company incurred $10.0 million and $29.0 million, respectively, in base management fees under the Investment Advisory Agreement.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
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
    As of September 30, 2022 and December 31, 2021, $8.1 million and $7.2 million was payable to the Adviser for the incentive fee on income, respectively.
    For the three and nine months ended September 30, 2022, the Company incurred $7.7 million and $22.1 million, respectively, in incentive fees on income under the Investment Advisory Agreement. For the three and nine months ended September 30, 2021, the Company incurred $6.7 million and $20.2 million, respectively, in incentive fees on income under the Investment Advisory Agreement.
    The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” is an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to the Company’s liquidation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). This fee equals 20% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and nine months ended September 30, 2022 and 2021, the Company did not incur incentive fees on capital gains during operations under the Investment Advisory Agreement.
Administration Agreement
    In connection with the Administration Agreement, BSP provides the Company with office facilities and administrative services. As of September 30, 2022 and December 31, 2021, $1.2 million and $1.6 million was payable to BSP under the Administration Agreement, respectively.
    For the three and nine months ended September 30, 2022, the Company incurred $0.4 million and $1.2 million, respectively, in administrative service fees under the Administration Agreement. For the three and nine months ended September 30, 2021, the Company incurred $0.4 million and $1.3 million, respectively, in administrative service fees under the Administration Agreement.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
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
Due To/From Affiliated Funds
As of September 30, 2022, there were no receivables from Affiliated Funds included within Prepaid and Other Assets on the Consolidated Statements of Assets and Liabilities. As of December 31, 2021, $2.6 million of receivables from Affiliated Funds are included within Prepaid and Other Assets on the Consolidated Statements of Assets and Liabilities.

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
For the period ended September 30, 2022
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
For the period ended September 30, 2022
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
For the period ended September 30, 2022
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
For the period ended September 30, 2022
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
For the period ended September 30, 2022
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
For the period ended September 30, 2022
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

    The weighted average annualized interest cost for all borrowings for the nine months ended September 30, 2022 and 2021 was 3.91% and 3.51%, respectively. The average daily debt outstanding for the nine months ended September 30, 2022 and 2021 was $1.2 billion, and $1.0 billion, respectively. The maximum debt outstanding for the nine months ended September 30, 2022 and 2021 was $1.3 billion and $1.2 billion, respectively.
    The following table represents borrowings as of September 30, 2022:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	8/28/2025	$300,000	$251,600	$(4,435)	$247,165
JPM Credit Facility	8/28/2023	400,000	320,000	(417)	319,583
JPM Revolver Facility	6/10/2027	495,000	5,000	(3,676)	1,324
2026 Notes	3/30/2026	300,000	297,272	(380)	296,892
2024 Notes	12/15/2024	100,000	99,473	(82)	99,391
2023 Notes	5/30/2023	60,000	59,957	(124)	59,833
2022 Notes	12/30/2022	150,000	149,960	(113)	149,847
Totals		$1,805,000	$1,183,262	$(9,227)	$1,174,035

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

The following table represents borrowings as of December 31, 2021:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	8/28/2025	$300,000	$285,000	$(5,575)	$279,425
JPM Credit Facility	8/28/2023	400,000	391,100	(734)	390,366
MassMutual Credit Facility	12/31/2025	100,000	—	(1,807)	(1,807)
2026 Notes	3/30/2026	300,000	296,688	(607)	296,081
2024 Notes	12/15/2024	100,000	99,295	(110)	99,185
2023 Notes	5/30/2023	60,000	59,908	(266)	59,642
2022 Notes	12/30/2022	150,000	149,836	(454)	149,382
Totals		$1,410,000	$1,281,827	$(9,553)	$1,272,274

    The following table represents interest and debt fees for the three and nine months ended September 30, 2022:

	Three months ended September 30, 2022					Nine months ended September 30, 2022
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (7)	Other Fees (8)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (7)	Other Fees (8)
Wells Fargo Credit Facility	(1)	(2)	$3,196	$384	$65	(1)	(2)	$7,411	$1,140	$206
JPM Credit Facility	(3)	(4)	4,210	107	195	(3)	(4)	10,631	317	382
JPM Revolver Facility	(5)	0.38%	49	197	468	(5)	0.38%	59	242	576
MassMutual Credit Facility (9)	—	—	—	—	—	(6)	0.50%	—	38	26
2026 Notes	3.25%	n/a	2,634	29	17	3.25%	n/a	7,896	97	19
2024 Notes	4.85%	n/a	1,273	9	—	4.85%	n/a	3,816	27	9
2023 Notes	5.38%	n/a	823	48	—	5.38%	n/a	2,467	142	—
2022 Notes	4.75%	n/a	1,823	115	—	4.75%	n/a	5,467	342	9
Totals			$14,008	$889	$745			$37,747	$2,345	$1,227
______________
(1) From April 6, 2021 through May 26, 2022, the Wells Fargo Credit Facility had an interest rate priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 2.50% per annum. From May 27, 2022 through September 30, 2022, the Wells Fargo Credit Facility had an interest rate priced at Daily Simple SOFR, with a Daily Simple SOFR floor of zero, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 2.60% per annum.
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
For the period ended September 30, 2022
(Unaudited)

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
(8) Amounts presented represent activity prior to the Citi Credit Agreement on January 20, 2021.
    The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates, and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature. The fair value of the Company's 2022 Notes, 2023 Notes, 2024 Notes, and 2026 Notes are derived from market indications provided by Bloomberg Finance L.P. at September 30, 2022 and December 31, 2021.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

    At September 30, 2022 and December 31, 2021, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2022 and December 31, 2021, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.
    The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount at September 30, 2022	Fair Value at September 30, 2022
Wells Fargo Credit Facility	3	$251,600	$251,600
JPM Credit Facility	3	320,000	320,000
JPM Revolver Facility	3	5,000	5,000
2026 Notes	3	297,272	261,978
2024 Notes	3	99,473	94,101
2023 Notes	3	59,957	59,568
2022 Notes	3	149,960	149,304
		$1,183,262	$1,141,551

	Level	Carrying Amount at December 31, 2021	Fair Value at December 31, 2021
Wells Fargo Credit Facility	3	$285,000	$285,000
JPM Credit Facility	3	391,100	391,100
MassMutual Credit Facility	3	—	—
2026 Notes	3	296,688	300,243
2024 Notes	3	99,295	105,163
2023 Notes	3	59,908	62,113
2022 Notes	3	149,836	153,732
		$1,281,827	$1,297,351
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
    At September 30, 2022, the Company did not hold any forward foreign currency contracts. At December 31, 2021, the forward foreign currency contracts held were classified within Level 2 of the fair value hierarchy and were subject to ISDA Master Agreements or similar agreements.
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

Note 7 — Commitments and Contingencies
Commitments
    In the ordinary course of business, the Company may enter into future funding commitments. As of September 30, 2022, the Company had unfunded commitments on delayed draw term loans of $148.2 million, unfunded commitments on revolver term loans of $120.1 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $0.4 million. As of December 31, 2021, the Company had unfunded commitments on delayed draw term loans of $163.6 million, unfunded commitments on revolver term loans of $102.9 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $0.8 million. The Company maintains sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.
As of September 30, 2022, the Company's unfunded commitments consisted of the following:
September 30, 2022

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	$3,591	$790
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,951	2,951
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,264	1,264
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	11,811	11,811
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver term loan	1,008	1,008
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	4,574	2,973
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	4,517	2,258
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver term loan	5,420	5,420
Aventine Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	10,284	805
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	11,413	9,682
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,425	2,283
Capstone Logistics	Senior Secured First Lien Debt	Revolver term loan	1,804	1,804
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver term loan	2,363	2,158
CRS-SPV, Inc.	Senior Secured First Lien Debt	Revolver term loan	224	162
Dynagrid Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	2,262	2,262
Eliassen Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,932	2,492
Encina Equipment Finance, LLC	Subordinated Debt	Delayed draw term loan	24,000	11,657
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver term loan	2,144	2,144
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,635	1,492
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver term loan	1,894	1,894
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	13,005	13,005
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,769	4,769
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,053	1,053
Higginbotham Insurance Agency, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	6,854	5,900
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,775	1,110
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver term loan	6,178	6,178
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,810	2,810
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,390	1,390
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	9,078	9,078
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,630	3,025
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	Revolver term loan	600	420
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,028	608
IQN Holding Corp.	Senior Secured First Lien Debt	Delayed draw term loan	2,540	2,540
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver term loan	1,017	1,017
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	5,061	5,061
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,531	1,721
Lakeview Health Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	227	106
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver term loan	2,706	744
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term loan	12,887	415

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver term loan	$1,326	$1,326
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	2,019	2,019
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	1,131	1,131
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,324	1,324
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	7,827	1,957
Monumental RSN, LLC	Senior Secured First Lien Debt	Revolver term loan	3,238	3,238
Muth Mirror Systems, LLC	Senior Secured First Lien Debt	Revolver term loan	1,299	649
Norvax, LLC	Senior Secured First Lien Debt	Revolver term loan	1,152	259
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	2,676	2,676
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,747	3,747
ORG GC Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	584	584
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	13,296	7,213
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,840	1,840
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver term loan	1,602	1,602
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed draw term loan	8,058	6,232
Premier Global Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,042	73
Prototek, LLC	Senior Secured First Lien Debt	Revolver term loan	1,693	226
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	2,584
Reddy Ice Corp.	Senior Secured First Lien Debt	Revolver term loan	1,762	1,762
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver term loan	464	464
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,354	1,151
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	10,157	4,888
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	5,072	4,090
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	8,886	8,886
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,746	3,746
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed draw term loan	3,209	3,209
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver term loan	1,284	1,284
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,782	3,782
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Delayed draw term loan	5,635	2,819
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,256	2,256
Subsea Global Solutions, LLC	Senior Secured First Lien Debt	Revolver term loan	963	195
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	601	313
Tap Rock Resources, LLC (1)	Equity/Other	Equity	29,470	11,114
The NPD Group, LP	Senior Secured First Lien Debt	Revolver term loan	1,922	1,922
Therapy Brands Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	889	889
Therapy Brands Holdings, LLC	Senior Secured Second Lien Debt	Delayed draw term loan	1,379	1,379
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed draw term loan	6,974	3,138
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver term loan	1,993	1,993
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,300	2,035
University of St. Augustine Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,615	2,615
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,821	2,781
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	1,167	1,167
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver term loan	2,169	2,169
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,391	4,391
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver term loan	3,179	3,179
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,396	3,396
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,547	2,292
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,001	2,016
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	378	378
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	13,674	6,578
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,224	4,224

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver term loan	$4,448	$4,448
WMK, LLC	Senior Secured First Lien Debt	Delayed draw term loan	11,118	11,118
WMK, LLC	Senior Secured First Lien Debt	Revolver term loan	2,618	819
Total			$396,937	$279,826
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
For the period ended September 30, 2022
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
For the period ended September 30, 2022
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
Note 9 — Common Stock
    On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No. 333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through September 30, 2022, the Company issued 253.7 million shares of common stock for gross proceeds of $2.5 billion, including the shares purchased by an affiliate of BSP and shares issued under the Company's DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company suspended the DRIP from March 29, 2020 through June 26, 2020. While the DRIP was suspended, participants and all other holders of the Company's common stock received distributions paid by the Company in cash. From inception of the Company's DRIP plan to September 30, 2022, the Company had repurchased 34.0 million shares of common stock through its share repurchase program for payments of $282.8 million. As of December 31, 2021, the Company had repurchased 30.8 million shares of common stock for payments of $259.2 million. Amounts include additional shares tendered for death and disability as permitted.
    On April 1, 2022, April 12, 2022 and May 13, 2022, the Company entered into stock purchase agreements with certain investors (collectively, the “Purchase Agreements”) and associated subscription agreements (collectively, the “Subscription Agreements”), totaling $234.8 million, for the sale of the Company’s common stock at the net asset value of each drawdown date. Investors are required to make capital contributions to purchase the Company’s common stock each time the Company delivers a drawdown notice in an aggregate amount not to exceed their respective capital commitments. All purchases will generally be made subject to the terms and conditions set forth in the Purchase Agreements and Subscription Agreements, at a per-share price as determined by the Company’s Board, which price will be determined prior to the issuance of the Company’s

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

common stock and in accordance with the limitations under Section 23 of the 1940 Act. As of September 30, 2022, the Company has called $139.4 million of capital commitments.
In connection with the Purchase Agreements, the Adviser has sold and will sell additional shares of the Company to such investors at a discounted price or contribute other consideration in connection with each drawdown. The Company is not obligated to reimburse the Adviser for the shares that were sold at a discounted price or the other consideration that was provided by the Adviser.

The following table reflects the common stock activity for the nine months ended September 30, 2022:

	Shares	Value
Shares Sold	18,572,516	$139,441
Shares Issued through DRIP	2,742,013	20,492
Share Repurchases	(3,159,305)	(23,571)
	18,155,224	$136,362
The following table reflects the common stock activity for the nine months ended September 30, 2021:

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	2,212,716	15,972
Share Repurchases	(2,910,935)	(19,532)
	(698,219)	$(3,560)

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

    The following table reflects the stockholders' equity activity for the nine months ended September 30, 2022:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total Stockholders' Equity
Balance as of December 31, 2021	201,610,757	$202	$1,913,365	$(404,075)	$1,509,492
Net investment income	—	—	—	29,026	29,026
Net realized gain from investment transactions	—	—	—	3,444	3,444
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	2,457	2,457
Repurchases	(3,091,177)	(3)	(23,062)	—	(23,065)
Distributions to stockholders	—	—	—	(29,778)	(29,778)
Reinvested dividends	908,625	—	6,806	—	6,806
Balance as of March 31,2022	199,428,205	$199	$1,897,109	$(398,926)	$1,498,382
Net investment income	—	—	—	28,496	28,496
Net realized gain from investment transactions	—	—	—	6,287	6,287
Net change in unrealized depreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	(22,736)	(22,736)
Issuance of common stock, net of issuance costs	10,540,388	11	79,430	—	79,441
Repurchases	(68,128)	—	(506)	—	(506)
Distributions to stockholders	—	—	—	(31,485)	(31,485)
Reinvested dividends	908,708	1	6,823	—	6,824
Balance as of June 30, 2022	210,809,173	$211	$1,982,856	$(418,364)	$1,564,703
Net investment income	—	—	—	30,944	30,944
Net realized gain from investment transactions	—	—	—	4,061	4,061
Net change in unrealized depreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	(12,320)	(12,320)
Issuance of common stock, net of issuance costs	8,032,128	8	59,992	—	60,000
Distributions to stockholders	—	—	—	(32,828)	(32,828)
Reinvested dividends	924,680	1	6,861	—	6,862
Balance as of September 30, 2022	219,765,981	$220	$2,049,709	$(428,507)	$1,621,422

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

The following table reflects the stockholders' equity activity for the nine months ended September 30, 2021:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total Stockholders' Equity
Balance as of December 31, 2020	201,390,728	$201	$1,908,116	$(508,562)	$1,399,755
Net investment income	—	—	—	26,618	26,618
Net realized loss from investment transactions	—	—	—	(2,563)	(2,563)
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	42,924	42,924
Repurchases	(2,801,712)	(3)	(18,796)	—	(18,799)
Distributions to stockholders	—	—	—	(19,757)	(19,757)
Reinvested dividends	658,852	1	4,578	—	4,579
Balance as of March 31, 2021	199,247,868	$199	$1,893,898	$(461,340)	$1,432,757
Net investment income	—	—	—	27,507	27,507
Net realized gain from investment transactions	—	—	—	27,149	27,149
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	12,065	12,065
Repurchases	(109,223)	—	(733)	—	(733)
Distributions to stockholders	—	—	—	(19,900)	(19,900)
Reinvested dividends	634,996	1	4,565	—	4,566
Balance as of June 30, 2021	199,773,641	$200	$1,897,730	$(414,519)	$1,483,411
Net investment income	—	—	—	26,726	26,726
Net realized gain from investment transactions	—	—	—	858	858
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	9,849	9,849
Distributions to stockholders	—	—	—	(29,977)	(29,977)
Reinvested dividends	918,868	1	6,826	—	6,827
Balance as of September 31, 2021	200,692,509	$201	$1,904,556	$(407,063)	$1,497,694

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

Note 10 — Capital
Investor Commitments
As of September 30, 2022, the Company had $234.8 million in total capital commitments, of which $95.3 million was unfunded, in connection with the Purchase Agreements and Subscription Agreements (as defined in Note 9). As of December 31, 2021, the Company did not have any capital commitments in connection with the Purchase Agreements and Subscription Agreements.
Capital Drawdowns
The following table summarizes the total shares issued and proceeds received, net of issuance costs, related to capital drawdowns of Common Stock in connection with the Purchase Agreements and Subscription Agreements for the nine months ended September 30, 2022:

Share Issue Date	Shares Issued	Net Proceeds Received
For the nine months ended September 30, 2022
April 14, 2022	5,548,128	$41,500
June 3, 2022	4,992,260	37,941
July 26, 2022	8,032,128	60,000
Total Capital Drawdowns	18,572,516	$139,441
There were no shares issued or proceeds received related to capital drawdowns of Common Stock in connection with the Purchase Agreements and Subscription Agreements for the nine months ended September 30, 2021.
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
For the period ended September 30, 2022
(Unaudited)

Offer Date	Repurchase Date	Shares Tendered	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
December 15, 2020	January 26, 2021	39,794,155	2,776,140	$6.71	$18,627.86
December 14, 2021	February 24, 2022	45,067,174	2,927,837	$7.46	$21,841.64
    Share amounts in the table above represent amounts filed in the tender offer.
Note 12 — Earnings Per Share
    Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities for the periods ended September 30, 2022 and 2021.
    The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three and nine months ended September 30, 2022 and 2021.

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Basic and diluted
Net increase in net assets resulting from operations	$22,685	$37,433	$69,659	$171,133
Weighted average shares outstanding	216,571,352	200,073,272	207,599,146	199,861,030
Net increase in net assets resulting from operations per share	$0.10	$0.19	$0.34	$0.86

Note 13 — Distributions
The following table reflects the distributions declared on shares of the Company’s Common Stock during the nine months ended September 30, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Nine Months Ended September 30, 2022
March 10, 2022	March 31, 2022	April 5, 2022	$0.13
March 10, 2022 (special)	March 31, 2022	April 5, 2022	$0.02
May 11, 2022	June 30, 2022	July 1, 2022	$0.13
May 11, 2022 (special)	June 30, 2022	July 1, 2022	$0.02
August 10, 2022	September 30, 2022	October 3, 2022	$0.13
August 10, 2022 (special)	September 30, 2022	October 3, 2022	$0.02
The following table reflects the distributions declared on shares of the Company’s Common Stock during the nine months ended September 30, 2021:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Nine Months Ended September 30, 2021
March 11, 2021	March 31, 2021	April 1, 2021	$0.10
May 7, 2021	June 30, 2021	July 1, 2021	$0.10
September 28, 2021	September 30, 2021	October 1, 2021	$0.13
September 28, 2021 (special)	September 30, 2021	October 1, 2021	$0.02

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.

    As of September 30, 2022 and December 31, 2021, the Company had accrued $26.0 million and $23.3 million, respectively, in stockholder distributions that were unpaid.
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
    The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company's 2022 tax year and 2021, 2020 and 2019 federal and state tax returns remain subject to examination by the Internal Revenue Service and state departments of revenue.
    As of September 30, 2022, the Company had a deferred tax asset of $1.0 million and a deferred tax liability of $(9.5) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $1.0 million. As of December 31, 2021, the Company had a deferred tax asset of $2.0 million and a deferred tax liability of $(4.9) million. Given the losses generated by certain entities, deferred tax assets have been offset by valuation allowances of $2.0 million.
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

Note 15 — Financial Highlights
The following is a schedule of financial highlights for the nine months ended September 30, 2022 and 2021:

	For the nine months ended September 30,
	2022	2021
Per share data:
Net asset value, beginning of period	$7.49	$6.95
Results of operations (1)
Net investment income	0.43	0.40
Net realized and unrealized gain (loss), net of change in deferred taxes	(0.09)	0.46
Net increase in net assets resulting from operations	0.34	0.86
Stockholder distributions (2)
Distributions from net investment income	(0.45)	(0.35)
Net decrease in net assets resulting from stockholder distributions	(0.45)	(0.35)
Net asset value, end of period	$7.38	$7.46
Shares outstanding at end of period	219,765,981	200,692,509
Total return (3)	4.60%	12.66%
Ratio/Supplemental data:
Total net assets, end of period	$1,621,422	$1,497,694
Ratio of net investment income to average net assets (6)	8.12%	7.91%
Ratio of total expenses to average net assets (5) (6)	8.90%	8.03%
Portfolio turnover rate (4)	11.93%	51.06%
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
(6)    Ratios are annualized, except for incentive fees.
Note 16 – Schedules of Investments and Advances to Affiliates
    An affiliated company is generally a portfolio company in which FBLC owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which FBLC owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement.) Transactions related to investments in affiliated and controlled affiliated companies for the nine months ended September 30, 2022 were as follows:

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2021	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at September 30, 2022
Control Investments
CRS-SPV, Inc. (2) (3) (6)	Equity/Other Investments	Industrials	$—	$1,266	$—	$—	$—	$292	$1,558
CRS-SPV, Inc. - L+4.50% (7.62%), 3/8/2023 (2) (6)	Senior Secured First Lien Debt	Industrials	3	62	—	—	—	—	62

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2021	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at September 30, 2022
Danish CRJ, Ltd. (2) (3) (6)	Equity/Other Investments	Transportation	$—	$—	$—	$—	$—	$—	$—
Encina Equipment Finance, LLC - L+7.75% (10.49%), 12/31/2028 (2) (6)	Subordinated Debt	Financials	454	—	12,343	—	—	—	12,343
Encina Equipment Finance, LLC (2) (6)	Equity/Other Investments	Financials	5,370	81,693	—	94	—	(95)	81,692
Encina Equipment Finance, LLC - L+7.75% (10.49%), 12/31/2028 (2) (6)	Subordinated Debt	Financials	2,739	37,964	15	—	—	121	38,100
FBLC Senior Loan Fund, LLC (2) (4) (6)	Equity/Other Investments	Diversified Investment Vehicles	18,247	304,934	—	—	—	—	304,934
Integrated Efficiency Solutions, Inc. - 7.50%, 12/31/2025 (2) (6)	Senior Secured First Lien Debt	Industrials	7	131	180	(131)	—	—	180
Integrated Efficiency Solutions, Inc. - 7.50%, 12/31/2025 (2) (6)	Senior Secured First Lien Debt	Industrials	81	1,436	—	(11)	—	—	1,425
Integrated Efficiency Solutions, Inc. - 10.00% PIK, 12/31/2026 (2) (6)	Senior Secured Second Lien Debt	Industrials	210	780	210	—	—	(582)	408
Integrated Efficiency Solutions, Inc. (2) (3) (6)	Equity/Other Investments	Industrials	—	—	—	—	—	—	—
Integrated Efficiency Solutions, Inc. (2) (3) (6)	Equity/Other Investments	Industrials	—	—	—	—	—	—	—
Internap Corp (2) (3) (6)	Equity/Other Investments	Business Services	—	—	1,552	—	—	(169)	1,383
Internap Corp. - L+6.50% (9.41%), 5/8/2025 (2) (6)	Senior Secured First Lien Debt	Business Services	389	—	5,741	(1,441)	—	291	4,591
Kahala Ireland OpCo Designated Activity Company (2) (6)	Equity/Other Investments	Transportation	14,771	23,732	—	—	—	(14,966)	8,766
Kahala Ireland OpCo Designated Activity Company (2) (3) (6)	Equity/Other Investments	Transportation	—	3,250	—	—	—	—	3,250
Kahala US OpCo, LLC (2) (3) (6)	Equity/Other Investments	Transportation	—	—	—	—	—	—	—
Lakeview Health Holdings, Inc. - P+6.00% (12.25%) PIK, 10/15/2024 (2) (6)	Senior Secured First Lien Debt	Healthcare	42	414	142	—	—	—	556
Lakeview Health Holdings, Inc. - P+6.00% (12.25%) PIK, 10/15/2024 (2) (6)	Senior Secured First Lien Debt	Healthcare	3	—	121	—	—	—	121
Lakeview Health Holdings, Inc. - P+4.50% (10.75%) PIK, 10/15/2024 (2) (6)	Senior Secured First Lien Debt	Healthcare	64	584	65	—	—	(117)	532
Lakeview Health Holdings, Inc. (2) (3) (6)	Equity/Other Investments	Healthcare	—	—	—	—	—	—	—
MGTF Holdco, LLC (2) (3) (6)	Equity/Other Investments	Media/Entertainment	—	—	—	—	—	—	—
MGTF Radio Company, LLC - L+6.00% (7.79%), 4/1/2024 (2) (6)	Senior Secured First Lien Debt	Media/Entertainment	2,781	42,567	22	(3,325)	3	1,595	40,862
ORG GC Holdings, LLC - L+6.50% (10.18%), 11/29/2026 (2) (6)	Senior Secured First Lien Debt	Business Services	512	8,343	511	—	—	—	8,854
ORG GC Holdings, LLC - 18.00%, 11/29/2027 (2) (6)	Senior Secured Second Lien Debt	Business Services	491	3,439	491	—	—	(89)	3,841
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other Investments	Business Services	—	212	—	—	—	(212)	—
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other Investments	Business Services	—	—	—	—	—	—	—
Park Ave RE Holdings, LLC (2) (5) (6)	Equity/Other Investments	Financials	—	4,461	—	(8,461)	6,838	(2,838)	—

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2021	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at September 30, 2022
Park Ave RE Holdings, LLC (2) (5) (6)	Subordinated Debt	Financials	$31	$1,537	$—	$(1,537)	$—	$—	$—
Siena Capital Finance, LLC - 12.50%, 11/26/2026 (2) (6)	Subordinated Debt	Financials	6,428	75,000	9,999	(14,000)	—	1	71,000
Siena Capital Finance, LLC (2) (6)	Equity/Other Investments	Financials	7,225	65,609	—	—	—	11,701	77,310
WPNT, LLC (2) (3) (6)	Equity/Other Investments	Media/Entertainment	—	—	—	—	—	—	—
Total Control Investments			$59,848	$657,414	$31,392	$(28,812)	$6,841	$(5,067)	$661,768

Affiliate Investments
Answers Corp. (3) (6)	Equity/Other Investments	Media/Entertainment	$—	$145	$—	$(382)	$—	$355	$118
CDS U.S. Intermediate Holdings, Inc. - L+6.00% (9.64%), 11/24/2025	Senior Secured First Lien Debt	Media/Entertainment	324	5,565	11	—	—	(106)	5,470
CDS U.S. Intermediate Holdings, Inc. - L+8.00% (11.64%) 7.00% PIK, 11/24/2027	Senior Secured Second Lien Debt	Media/Entertainment	774	10,262	566	—	—	(272)	10,556
CDS U.S. Intermediate Holdings, Inc. (3)	Equity/Other Investments	Media/Entertainment	—	5,442	—	—	—	(495)	4,947
CDS U.S. Intermediate Holdings, Inc. (3) (6)	Equity/Other Investments	Media/Entertainment	—	2,884	—	—	—	(262)	2,622
First Eagle Greenway Fund II, LLC	Equity/Other Investments	Diversified Investment Vehicles	—	464	—	(72)	—	(29)	363
Foresight Energy Operating, LLC (3) (6)	Equity/Other Investments	Energy	—	3,965	—	—	—	(308)	3,657
Foresight Energy Operating, LLC - L+8.00% (11.67%), 6/30/2027	Senior Secured First Lien Debt	Energy	81	1,102	—	(10)	—	(33)	1,059
Internap Corp (3) (6)	Equity/Other Investments	Business Services	—	1,552	—	(1,552)	—	—	—
Internap Corp. - L+6.50% (9.41%), 5/8/2025 (6)	Senior Secured First Lien Debt	Business Services	—	5,475	—	(5,475)	—	—	—
Jakks Pacific, Inc. (3) (5)	Equity/Other Investments	Consumer	(6)	2,412	—	(5,422)	3,037	(27)	—
Jakks Pacific, Inc. (6)	Equity/Other Investments	Consumer	—	785	28	(813)	—	—	—
MCS Acquisition Corp. (3) (6)	Equity/Other Investments	Business Services	—	—	357	—	—	—	357
MCS Acquisition Corp. (3) (6)	Equity/Other Investments	Business Services	—	—	2,431	—	—	(1,389)	1,042
MCS Acquisition Corp. - L+6.00% (8.29%), 10/2/2025 (6)	Senior Secured First Lien Debt	Business Services	41	—	780	(6)	—	—	774
NewStar Arlington Senior Loan Program, LLC 14-1A FR - L+11.00% (13.78%), 4/25/2031 (6)	Collateralized Securities	Diversified Investment Vehicles	452	4,575	12	—	—	(421)	4,166
NewStar Arlington Senior Loan Program, LLC 14-1A SUB - 24.80%, 4/25/2031 (6)	Collateralized Securities	Diversified Investment Vehicles	2,340	17,114	—	(2,980)	—	(3,328)	10,806
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F - L+7.50% (10.21%), 1/20/2027 (6)	Collateralized Securities	Diversified Investment Vehicles	797	8,237	238	—	—	202	8,677
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB - 0.00%, 1/20/2027 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other Investments	Diversified Investment Vehicles	—	4,953	—	(3,109)	—	(253)	1,591
Tap Rock Resources, LLC (6)	Equity/Other Investments	Energy	557	8,742	—	(1,064)	—	(261)	7,417
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 3/31/2023 (6)	Senior Secured First Lien Debt	Consumer	—	464	—	—	—	34	498

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2021	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at September 30, 2022
Tax Defense Network, LLC - 10.00% PIK, 3/31/2023 (6)	Senior Secured First Lien Debt	Consumer	$—	$3,678	$—	$—	$—	$480	$4,158
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 3/31/2023 (6)	Senior Secured First Lien Debt	Consumer	—	2,616	—	—	—	189	2,805
Tax Defense Network, LLC (3) (6)	Equity/Other Investments	Consumer	—	—	—	—	—	—	—
Tax Defense Network, LLC (3) (6)	Equity/Other Investments	Consumer	—	—	—	—	—	—	—
Team Waste, LLC (5) (6)	Equity/Other Investments	Diversified Investment Vehicles	—	3,073	—	(3,073)	504	(504)	—
Tennenbaum Waterman Fund, LP	Equity/Other Investments	Diversified Investment Vehicles	429	9,764	—	—	—	(741)	9,023
Vantage Mobility International, LLC - L+6.00% (8.57%) 6.07% PIK, 3/21/2024 (6)	Senior Secured First Lien Debt	Transportation	9	251	—	—	—	(251)	—
Vantage Mobility International, LLC - L+6.00% (8.57%) 6.07% PIK, 3/21/2024 (6)	Senior Secured First Lien Debt	Transportation	3	244	—	—	—	(244)	—
Vantage Mobility International, LLC - L+6.00% (8.57%) PIK, 3/21/2024 (6)	Senior Secured Second Lien Debt	Transportation	5	17	—	—	—	(17)	—
Vantage Mobility International, LLC - L+6.00% (8.57%) PIK, 3/21/2024 (6)	Senior Secured Second Lien Debt	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other Investments	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other Investments	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other Investments	Transportation	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A E - L+4.55% (7.33%) PIK, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	382	7,171	114	—	—	(333)	6,952
Whitehorse, Ltd. 2014-1A Side Letter - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
Total Affiliate Investments			$6,188	$110,952	$4,537	$(23,958)	$3,541	$(8,014)	$87,058
Total Control & Affiliate Investments			$66,036	$768,366	$35,929	$(52,770)	$10,382	$(13,081)	$748,826
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
(2)This investment was not deemed significant under Regulation S-X as of September 30, 2022.
(3)Investment is non-income producing at September 30, 2022.
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
For the period ended September 30, 2022
(Unaudited)

submitted to SLF’s board of directors which is comprised of an equal number of members appointed by each of FBLC and CCLF. Because management of SLF is shared equally between us and CCLF, we do not believe we control SLF for purposes of the 1940 Act or otherwise.
(5)Investment no longer held as of September 30, 2022.
(6)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(7)Gross of net change in deferred taxes in the amount of $0.6 million.
    Dividends and interest for the nine months ended September 30, 2022 attributable to Controlled and Affiliated investments no longer held as of September 30, 2022 were $0.0 million.
    Realized gain for the nine months ended September 30, 2022 attributable to Controlled and Affiliated investments no longer held as of September 30, 2022 was $10.4 million.
    Change in unrealized loss for the nine months ended September 30, 2022 attributable to Controlled and Affiliated investments no longer held as of September 30, 2022 was $(3.4) million.
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2021
KMTEX, LLC - P+3.00% (6.25%) PIK, 6/16/2025 (2) (5) (6)	Senior Secured First Lien Debt	Chemicals	$26	$829	$26	$(272)	$(583)	$—	$—
KMTEX, LLC (2) (3) (5) (6)	Equity/Other	Chemicals	—	—	—	—	—	—	—
KMTEX, LLC (2) (3) (5) (6)	Equity/Other	Chemicals	—	2,289	—	—	(2,793)	504	—
Lakeview Health Holdings, Inc. - P+4.50% (7.75%) PIK, 10/15/2024 (2) (6)	Senior Secured First Lien Debt	Healthcare	26	—	600	—	—	(16)	584
Lakeview Health Holdings, Inc. - P+6.00% (9.25%), 10/15/2024 (2) (6)	Senior Secured First Lien Debt	Healthcare	28	—	414	—	—	—	414
MGTF Holdco, LLC (2) (3) (6)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
MGTF Radio Company, LLC - L+6.00% (7.00%), 4/1/2024 (2) (6)	Senior Secured First Lien Debt	Media/Entertainment	3,854	43,400	32	(3,551)	6	2,680	42,567
NMFC Senior Loan Program I, LLC (2) (3) (5) (6)	Equity/Other	Diversified Investment Vehicles	496	—	—	—	—	—	—
ORG GC Holdings, LLC - L+6.50% (7.50%) PIK, 11/24/2026 (2) (6)	Senior Secured First Lien Debt	Business Services	57	—	8,343	—	—	—	8,343
ORG GC Holdings, LLC - 18.00% PIK, 11/24/2027 (2) (6)	Senior Secured Second Lien Debt	Business Services	56	—	3,439	—	—	—	3,439
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other	Business Services	—	—	212	—	—	—	212
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other	Business Services	—	—	—	—	—	—	—
Park Ave RE Holdings, LLC - 13.00%, 12/30/2022 (2) (6)	Subordinated Debt	Financials	1,784	37,237	—	(35,700)	—	—	1,537
Park Ave RE Holdings, LLC (2) (3) (6)	Equity/Other	Financials	—	3,300	—	(792)	—	1,953	4,461
Siena Capital Finance, LLC - 12.50%, 11/27/2026 (2) (6)	Subordinated Debt	Financials	5,340	25,500	74,502	(25,000)	—	(2)	75,000
Siena Capital Finance, LLC (2) (6)	Equity/Other	Financials	5,959	35,839	5,950	—	—	23,820	65,609
WPNT, LLC (2) (3) (6)	Equity/Other	Media/Entertainment	—	—	—	—	—	—	—
Total Control Investments			$68,286	$232,605	$521,026	$(98,784)	$(6,239)	$8,806	$657,414

Affiliate Investments
Answers Corp. (3) (6)	Equity/Other	Media/Entertainment	$—	$727	$—	$(718)	$—	$136	$145
Capstone Nutrition Development, LLC (3) (5) (6)	Equity/Other	Consumer	—	5,928	—	(28,103)	23,635	(1,460)	—
CDS U.S. Intermediate Holdings, Inc. - L+6.00% (7.00%), 11/24/2025 (6)	Senior Secured First Lien Debt	Media/Entertainment	330	1,940	3,944	(374)	3	52	5,565
CDS U.S. Intermediate Holdings, Inc. - L+8.00% (9.00%) 7.00% PIK, 11/24/2027	Senior Secured Second Lien Debt	Media/Entertainment	756	1,104	13,866	(4,977)	278	(9)	10,262
CDS U.S. Intermediate Holdings, Inc. (3) (6)	Equity/Other	Media/Entertainment	—	1,224	—	—	—	4,218	5,442
CDS U.S. Intermediate Holdings, Inc. (3) (6)	Equity/Other	Media/Entertainment	—	437	—	—	—	2,447	2,884
First Eagle Greenway Fund II, LLC	Equity/Other	Diversified Investment Vehicles	170	1,759	—	(1,279)	—	(16)	464
Foresight Energy Operating, LLC - L+8.00% (9.50%), 6/30/2027 (6)	Senior Secured First Lien Debt	Energy	119	1,354	—	(235)	—	(17)	1,102
Foresight Energy Operating, LLC (3) (6)	Equity/Other	Energy	—	2,520	—	—	—	1,445	3,965

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2021
Internap Corp. - L+6.50% (7.50%) 5.50% PIK, 5/8/2025 (6)	Senior Secured First Lien Debt	Business Services	$466	$5,181	$338	$—	$—	$(44)	$5,475
Internap Corp (3) (6)	Equity/Other	Business Services	—	2,231	—	—	—	(679)	1,552
Jakks Pacific, Inc. - 10.50%, 2.50% PIK, 2/9/2023 (5) (6)	Senior Secured First Lien Debt	Consumer	1,217	17,104	1,552	(18,515)	866	(1,007)	—
Jakks Pacific, Inc. - 6.00%, 2.75% PIK, 8/31/2021 (5) (6)	Subordinated Debt	Consumer	80	—	1,495	(2,827)	1,332	—	—
Jakks Pacific, Inc. (3) (6)	Equity/Other	Consumer	81	402	83	—	—	300	785
Jakks Pacific, Inc. (3)	Equity/Other	Consumer	—	49	2,345	—	—	18	2,412
LendingHome Corp. - 8.00% (5) (6)	Equity/Other	Financials	—	59,823	—	(59,477)	(346)	—	—
MidOcean Credit CLO 2013-2A INC - 0.00%, 1/29/2030 (5) (6)	Collateralized Securities	Diversified Investment Vehicles	—	6,313	—	(10,152)	(5,677)	9,516	—
Mood Media - Common Equity (5) (6)	Equity/Other	Media/Entertainment	—	—	—	645	(645)	—	—
NewStar Arlington Senior Loan Program, LLC 14-1A FR - L+11.00% (11.12%), 4/25/2031 (6)	Collateralized Securities	Diversified Investment Vehicles	555	3,632	19	—	—	924	4,575
NewStar Arlington Senior Loan Program, LLC 14-1A SUB - 23.85%, 4/25/2031 (6)	Collateralized Securities	Diversified Investment Vehicles	3,906	15,631	—	(3,821)	—	5,304	17,114
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F - L+7.50% (7.63%), 1/20/2027 (6)	Collateralized Securities	Diversified Investment Vehicles	2,060	5,459	318	—	—	2,460	8,237
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB - 0.00%, 1/20/2027 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
PCX Aerostructures, LLC - 6.00%, 8/9/2021 (5) (6)	Subordinated Debt	Industrials	2,829	9,859	645	(7,995)	634	(3,143)	—
PCX Aerostructures, LLC (5) (6)	Equity/Other	Industrials	—	76	—	(2,263)	2,263	(76)	—
PCX Aerostructures, LLC (5) (6)	Equity/Other	Industrials	—	535	—	(609)	609	(535)	—
PCX Aerostructures, LLC (5) (6)	Equity/Other	Industrials	—	—	—	(168)	168	—	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other	Diversified Investment Vehicles	726	9,274	—	(4,197)	—	(124)	4,953
Tap Rock Resources, LLC (6)	Equity/Other	Energy	1,398	11,405	—	(3,484)	—	821	8,742
Tax Defense Network, LLC - 10.00% PIK, 3/31/2022 (6)	Senior Secured First Lien Debt	Consumer	—	3,311	—	—	—	367	3,678
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 3/31/2022 (6)	Senior Secured First Lien Debt	Consumer	—	420	—	—	—	44	464
Tax Defense Network, LLC - L+6.00% (10.00%) PIK, 3/31/2022 (6)	Senior Secured First Lien Debt	Consumer	—	2,368	—	—	—	248	2,616
Tax Defense Network, LLC (3) (6)	Equity/Other	Consumer	—	—	—	—	—	—	—
Tax Defense Network, LLC (3) (6)	Equity/Other	Consumer	—	—	—	—	—	—	—
Team Waste, LLC (3) (6)	Equity/Other	Industrials	—	2,570	—	—	—	503	3,073
Tennenbaum Waterman Fund, LP	Equity/Other	Diversified Investment Vehicles	1,062	10,087	—	—	—	(323)	9,764
TwentyEighty, Inc. (3) (5) (6)	Equity/Other	Business Services	—	—	—	(35)	35	—	—
Vantage Mobility International, LLC - L+6.00% (7.00%), 3/21/2024 (6)	Senior Secured First Lien Debt	Transportation	8	—	251	—	—	—	251

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended September 30, 2022
(Unaudited)

Portfolio Company (1)	Type of Asset	Industry	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2021
Vantage Mobility International, LLC - L+6.00% (7.00%), 3/21/2024 (6)	Senior Secured First Lien Debt	Transportation	$2	$—	$244	$—	$—	$—	$244
Vantage Mobility International, LLC - L+6.00% (7.00%), 3/21/2024 (6)	Senior Secured Second Lien Debt	Transportation	—	—	17	—	—	—	17
Vantage Mobility International, LLC - L+6.00% (7.00%) PIK, 3/21/2024 (6)	Senior Secured Second Lien Debt	Transportation	—	944	—	—	—	(944)	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	Transportation	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A E - L+4.55% (4.68%), 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	426	5,592	45	—	—	1,534	7,171
Whitehorse, Ltd. 2014-1A Side Letter - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB - 0.00%, 5/1/2026 (6)	Collateralized Securities	Diversified Investment Vehicles	—	—	—	—	—	—	—
Total Affiliate Investments			$16,191	$189,259	$25,162	$(148,584)	$23,155	$21,960	$110,952
Total Control & Affiliate Investments			$84,477	$421,864	$546,188	$(247,368)	$16,916	$30,766	$768,366

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
For the period ended September 30, 2022
(Unaudited)

    Realized loss for the year ended December 31, 2021 attributable to Controlled and Affiliated investments no longer held as of December 31, 2021 was $16.6 million.
    Change in unrealized gain for the year ended December 31, 2021 attributable to Controlled and Affiliated investments no longer held as of December 31, 2021 was $3.0 million.
Note 17 – Subsequent Events
Unregistered Sales of Equity Securities
On October 27, 2022, pursuant to a drawdown notice previously delivered to investors, the Company issued and sold approximately 8.0 million shares of the Common Stock for an aggregate offering price of approximately $59.0 million.

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
In addition to factors previously disclosed in our U.S. Securities and Exchange Commission (“SEC”) reports and those identified elsewhere in this report, including the “Risk Factors” section, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:
•our future operating results;
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of the COVID-19 pandemic and recent supply chain disruptions;
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
    Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans, and equity of predominantly private U.S. middle-market companies. We define middle market companies as those with annual revenues of less than $1 billion, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of September 30, 2022, 75.5% of our portfolio was invested in senior secured loans.
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
Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At September 30, 2022:
Investment Portfolio	$2,782.2
Net assets	1,621.4
Debt (net of deferred financing costs)	1,174.0
Net asset value per share	7.38

Portfolio Activity for the Nine Months Ended September 30, 2022:
Purchases during the period	335.8
Sales, repayments, and other exits during the period	328.9
Number of portfolio companies at end of period	149

Operating results for the Nine Months Ended September 30, 2022:
Net investment income per share	0.43
Distributions declared per share	0.45
Net increase in net assets resulting from operations per share	0.34
Net investment income	88,466
Net realized and unrealized loss, net of change in deferred taxes	(32,333)
Net increase in net assets resulting from operations	69,659
Portfolio and Investment Activity
    During the nine months ended September 30, 2022, we made $335.8 million of investments in new and existing portfolio companies and had $328.9 million in aggregate amount of sales and repayments, resulting in a net increase in investments of $6.9 million for the period. The total portfolio of debt investments at fair value consisted of 93.5% bearing variable interest rates and 6.5% bearing fixed interest rates.

    Our portfolio composition, based on fair value at September 30, 2022 was as follows:

	September 30, 2022
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	67.6%	9.5%
Senior Secured Second Lien Debt	7.9	11.2
Subordinated Debt	4.5	12.5
Debt Subtotal	80.0	9.8
Collateralized Securities (2)	1.1	18.1
Equity/Other (3)	7.9	16.1
FBLC Senior Loan Fund, LLC (3)(4)	11.0	8.0
Total	100.0%	10.2%
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
(4) As of September 30, 2022, FBLC Senior Loan Fund, LLC's holdings consisted of 91.4% senior secured debt, of which 88.4% represented senior secured first lien debt. On a look-through basis to FBLC Senior Loan Fund, LLC, our portfolio is comprised of approximately 86.2% senior secured debt as of September 30, 2022, of which 78.6% represented senior secured first lien debt.
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
    The weighted average risk rating of our investments based on fair value was 2.1 and 2.1 as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, we had five portfolio companies on non-accrual with a total amortized cost of $44.8 million and fair value of $10.2 million, which represented 1.6% and 0.4% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2021, we had six portfolio companies on non-accrual with a total amortized cost of $42.5 million and fair value of $12.2 million, which represented 1.5%, and 0.4% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding our non-accrual policy.
FBLC Senior Loan Fund, LLC
On January 20, 2021, FBLC and Cliffwater Corporate Lending Fund (“CCLF”) formed a joint venture, FBLC Senior Loan Fund, LLC (the “SLF”), that invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle-market companies. SLF was formed as a Delaware limited liability company and is not consolidated by FBLC for financial reporting purposes. FBLC provides capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. For both, quarter and year ended, September 30, 2022 and December 31, 2021, FBLC and CCLF owned 79.8% and 20.2%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. FBLC and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As part of the initial contribution to SLF, FBLC contributed $751.8 million of assets including $664.2 million of investments and $42.4 million of cash as well as $446.9 million worth of liabilities including the Citi Credit Facility (as defined in Note 5) debt of $344.4 million in exchange for $304.9 million of equity in SLF. As of September 30, 2022 and December 31, 2021, FBLC’s investment in SLF consisted of equity contributions of $304.9 million.
Below is a summary of SLF’s portfolio as of September 30, 2022 and December 31, 2021. A listing of the individual investments in SLF’s portfolio as of such dates can be found in “Note 3 – Fair Value of Investments” in the notes to the accompanying consolidated financial statements (dollars in thousands):

	September 30, 2022	December 31, 2021
	(Unaudited)
Total assets	$993,561	$1,195,960
Total investments (1)	$873,144	$1,088,337
Weighted Average Current Yield for Total Portfolio (2)	8.7%	5.4%
Number of Portfolio companies in SLF	163	172
Largest portfolio company investment (1)	$18,943	$27,965
Total of five largest portfolio company investments (1)	$86,032	$113,297
_____________________
(1) At fair value
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.
Below is certain summarized financial information for SLF as of September 30, 2022 and December 31, 2021 and for the periods ended September 30, 2022 and September 30, 2021 (dollars in thousands):

Selected Statement of Assets and Liabilities Information	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $943,942 and $1,085,170, respectively)	$873,144	$1,088,337
Cash and other assets	120,417	107,623
Total assets	$993,561	$1,195,960

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,737 and $2,488, respectively)	$576,813	$631,562
Secured borrowings	65,302	94,737
Other liabilities	21,076	71,008
Total liabilities	$663,191	$797,307

MEMBERS' CAPITAL
Total members' capital	$330,370	$398,653

Total liabilities and members' capital	$993,561	$1,195,960

Selected Statements of Operations Information	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the period January 20, 2021 through September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Investment income:
Total investment income	$18,531	$11,563	$48,707	$30,889

Operating expenses:
Interest and credit facility financing expenses	7,522	2,879	14,800	6,854
Other expenses	618	566	1,960	1,329
Total expenses	8,140	3,445	16,760	8,183

Net investment income	10,391	8,118	31,947	22,706

Realized and unrealized gain (loss):
Net realized and unrealized gain (loss)	(7,450)	398	(77,283)	12,456

Net increase (decrease) in members' capital resulting from operations	$2,941	$8,516	$(45,336)	$35,162

RESULTS OF OPERATIONS
    Operating results for the three and nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Total investment income	$69,949	$58,532	$197,142	$173,217
Total expenses	37,041	30,625	103,981	90,082
Income tax expense, including excise tax	1,964	1,181	4,695	2,284
Net investment income	$30,944	$26,726	$88,466	$80,851
Investment Income
    For the three and nine months ended September 30, 2022, total investment income was $69.9 million and $197.1 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.8 billion and a weighted average current yield of 10.2%. Included within total investment income was $2.4 million and $6.5 million, respectively, of fee income for the three and nine months ended September 30, 2022. Fee income consists primarily of prepayment and amendment fees. For the three and nine months ended September 30, 2021 total investment income was $58.5 million and $173.2 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.6 billion and a weighted average current yield of 8.5%. Included within total investment income was $1.3 million and $5.7 million, respectively, of fee income for the three and nine months ended September 30, 2021. Fee income consists primarily of prepayment and amendment fees.

Operating Expenses
    The composition of our operating expenses for the three and nine months ended September 30, 2022 and 2021 was as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Management fees	$10,783	$10,008	$31,780	$29,044
Incentive fee on income	7,736	6,682	22,116	20,213
Interest and debt fees	15,642	11,519	41,319	32,151
Professional fees	1,014	549	2,993	2,961
Other general and administrative	1,438	1,437	4,447	4,467
Administrative services	196	186	589	548
Directors' fees	232	244	737	698
Total operating expenses	$37,041	$30,625	$103,981	$90,082
For the three and nine months ended September 30, 2022, we incurred management fees of $10.8 million and $31.8 million, respectively. For the three and nine months ended September 30, 2022, we incurred incentive fees on income of $7.7 million and $22.1 million, respectively. For the three and nine months ended September 30, 2021, we incurred management fees of $10.0 million and $29.0 million, respectively. For the three and nine months ended September 30, 2021, we incurred incentive fees on income of $6.7 million and $20.2 million, respectively.
For the three and nine months ended September 30, 2022, we incurred interest and debt fees of $15.6 million and $41.3 million, respectively. For the three and nine months ended September 30, 2021, we incurred interest and debt fees of $11.5 million and $32.2 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, trustee fees, amortization of deferred financing costs, and amortization of discount if applicable related to our revolving credit facilities and unsecured notes, each as defined herein in the section entitled "Borrowings". The increase in interest and debt fees for the three and nine months ended September 30, 2022 as compared to the same periods in 2021 is primarily the result of an increase in total principal outstanding on our credit facilities as well as higher interest rates.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments, Foreign Currency Transactions, and Forward Currency Exchange Contracts
    Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and foreign currency transactions, net of change in deferred taxes for the nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net realized gain (loss)
Control investments	$—	$(6,243)	$6,841	$(6,240)
Affiliate investments	3,037	1,885	3,541	22,877
Non-affiliate investments	1,057	4,554	4,711	10,812
Net realized gain (loss) on foreign currency transactions	(33)	662	468	(719)
Net realized loss on extinguishment of debt	—	—	(1,769)	(1,286)
Total net realized gain	4,061	858	13,792	25,444
Net change in unrealized appreciation (depreciation) on investments
Control investments	(2,411)	10,690	(5,067)	1,264
Affiliate investments	(3,494)	(357)	(8,014)	19,755
Non-affiliate investments	(6,902)	2,909	(19,802)	46,324
Net change in deferred taxes	428	(3,073)	550	(3,073)
Total net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	(12,379)	10,169	(32,333)	64,270
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	59	(320)	(266)	568
Net realized and unrealized gain (loss)	$(8,259)	$10,707	$(18,807)	$90,282
    Net realized and unrealized loss on investments and foreign currency transactions, net of change in deferred taxes, resulted in net losses of $8.3 million and $18.8 million, respectively, for the three and nine months ended September 30, 2022 compared to a net gain of $10.7 million and $90.3 million, respectively, for the same periods in 2021. We look at net realized gain (loss) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.
    The net realized and unrealized loss for the three months ended September 30, 2022 was primarily driven by unrealized losses on Equity Investments and Senior Secured Investments. The net realized and unrealized loss for the nine months ended September 30, 2022 was primarily driven by unrealized losses on Senior Secured Investments.
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

Changes in Net Assets from Operations
    For the three and nine months ended September 30, 2022, we recorded a net increase in net assets resulting from operations of $22.7 million and $69.7 million, respectively, versus a net increase in net assets resulting from operations of $37.4 million and $171.1 million, respectively, for the three and nine months ended September 30, 2021. The decrease is primarily driven by an increase in unrealized losses on our investments. Based on the weighted average shares of common stock outstanding for the nine months ended September 30, 2022 and 2021, respectively, our per share net increase in net assets resulting from operations was $0.10 and $0.34, respectively, for the three and nine months ended September 30, 2022, versus a net increase in net assets of $0.19 and $0.86, respectively, for the three and nine months ended September 30, 2021.
Cash Flows
For the nine months ended September 30, 2022, net cash provided by operating activities was $37.5 million. The level of cash flows provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments. The increase in cash flows provided by operating activities for the nine months ended September 30, 2022 was primarily a result of sales and repayments of investments of $328.9 million and net change in unrealized depreciation of $32.9 million, offset by purchases of investments of $335.8 million.
    Net cash used in financing activities of $58.4 million during the nine months ended September 30, 2022 related to payments on debt of $371.5 million, stockholder distributions of $70.9 million and repurchases of common stock of $23.6 million, partially offset by proceeds from issuance of shares of $139.4 million and proceeds from debt of $272.0 million.
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
Recent Developments
Unregistered Sales of Equity Securities
On October 27, 2022, pursuant to a drawdown notice previously delivered to investors, the Company issued and sold approximately 8.0 million shares of the Common Stock for an aggregate offering price of approximately $59.0 million.
Liquidity and Capital Resources
    We generate cash flows from fees, interest, and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of September 30, 2022, we had issued 253.7 million shares of our common stock for gross proceeds of $2.5 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP. As of September 30, 2022, we had $610.0 million of senior unsecured notes outstanding. As of September 30, 2021, we had issued 231.5 million shares of our common stock for gross proceeds of $2.4 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP. As of September 30, 2021, we had $610.0 million of senior unsecured notes outstanding.
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
Distributions
    On August 10, 2022, the Board declared a regular quarterly cash dividend of $0.13 per share and a special dividend of $0.02 per share of the Company's common stock, payable on October 3, 2022 to stockholders of record as of September 30, 2022.
The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.

    The table below shows the components of the distributions we have declared and/or paid during the nine months ended September 30, 2022 and 2021 (dollars in thousands).

	For the nine months ended September 30,
	2022	2021
Distributions declared	$94,091	$69,634
Distributions paid	$91,379	$61,989
Portion of distributions paid in cash	$70,887	$46,017
Portion of distributions paid in DRIP shares	$20,492	$15,972
    As of September 30, 2022, we had $26.0 million of distributions accrued and unpaid. As of December 31, 2021, we had $23.3 million of distributions accrued and unpaid.
    We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the nine months ended September 30, 2022 and 2021, no portion of our distributions was characterized as return of capital for tax purposes. The estimated tax characteristics of our quarterly distributions are reported in our periodic reports with the SEC made available to stockholders. The final tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2022 will be reported after the end of the calendar year 2022 in our periodic reports with the SEC made available to stockholders. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
    The following table sets forth the distributions declared during the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	For the nine months ended September 30,
	2022	2021
Distributions	$94,091	$69,634
Total distributions	$94,091	$69,634

Private Placement of Shares
On April 1, 2022, April 12, 2022 and May 13, 2022, we entered into stock purchase agreements with certain investors (collectively, the “Purchase Agreements”) and associated subscription agreements (collectively, the “Subscription Agreements”), totaling $234.8 million, for the sale of our common stock at the net asset value of each drawdown date. Investors are required to make capital contributions to purchase our common stock each time we deliver a drawdown notice in an aggregate amount not to exceed their respective capital commitments. All purchases will generally be made subject to the terms and conditions set forth in the Purchase Agreements and Subscription Agreements, at a per-share price as determined by our Board, which price will be determined prior to the issuance of our common stock and in accordance with the limitations under Section 23 of the 1940 Act. As of September 30, 2022, we have called $139.4 million of capital commitments.
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

Administration Agreement
    On November 1, 2016, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three and nine months ended September 30, 2022, the Company incurred $0.4 million and $1.2 million respectively, in administrative service fees under the Administration Agreement. For the three and nine months ended September 30, 2021, the Company incurred $0.4 million and $1.3 million respectively, in administrative service fees under the Administration Agreement.
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
Due To/From Affiliated Funds
As of September 30, 2022, there were no receivables from Affiliated Funds included within Prepaid and Other Assets on the Consolidated Statements of Assets and Liabilities. As of December 31, 2021, $2.6 million of receivables from Affiliated Funds are included within Prepaid and Other Assets on the Consolidated Statements of Assets and Liabilities.

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
Contractual Obligations
    The following table shows our payment obligations for repayment of debt and other contractual obligations as of September 30, 2022 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$251,600	$—	$251,600	$—	$—
JPM Credit Facility (2)	320,000	320,000	—	—	—
JPM Revolver Facility (3)	5,000	—	—	5,000	—
2026 Notes (4)	297,272	—	—	297,272	—
2024 Notes (5)	99,473	—	99,473	—	—
2023 Notes (6)	59,957	59,957	—	—	—
2022 Notes (7)	149,960	149,960	—	—	—
Total contractual obligations	$1,183,262	$529,917	$351,073	$302,272	$—
______________
(1)As of September 30, 2022, we had $48.4 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.
(2)As of September 30, 2022, we had $80.0 million of unused borrowing capacity under the JPM Credit Facility, subject to borrowing base limits.
(3)As of September 30, 2022, we had $490.0 million of unused borrowing capacity under the JPM Revolver Facility, subject to borrowing base limits.

(4)As of September 30, 2022, we had no unused borrowing capacity under the 2026 Notes.
(5)As of September 30, 2022, we had no unused borrowing capacity under the 2024 Notes.
(6)As of September 30, 2022, we had no unused borrowing capacity under the 2023 Notes.
(7)As of September 30, 2022, we had no unused borrowing capacity under the 2022 Notes.
Off-Balance Sheet Arrangements
    We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
    In the ordinary course of business, we may enter into future funding commitments. As of September 30, 2022, the Company had unfunded commitments on delayed draw term loans of $148.2 million, unfunded commitments on revolver term loans of $120.1 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $0.4 million. As of December 31, 2021, the Company had unfunded commitments on delayed draw term loans of $163.6 million, unfunded commitments on revolver term loans of $102.9 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $0.8 million. Please refer to Note 7 - Commitments and Contingencies for further detail of these unfunded commitments. We maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.
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
Valuation of Portfolio Investments
    Portfolio investments are reported on the consolidated statements of assets and liabilities at fair value. The Board of Directors (the "Board of Directors") has delegated to the Adviser as valuation designee (the "Valuation Designee") the responsibility of determining the fair value of the Company's investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, the Valuation Designee is charged with determining the fair value of the Company's investment portfolio, subject to oversight of the Board of Directors.On a quarterly basis we perform an analysis of each investment to determine fair value as follows:
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
    As part of our quarterly valuation process the Valuation Designee may be assisted by one or more independent valuation firms, whom we've engaged. The Valuation Designee, under the supervision of the Board of Directors, determines the fair value of each investment, in good faith, based on the input of the independent valuation firm(s) (to the extent applicable) and the Valuation Designee's own analysis.
    With respect to investments for which market quotations are not readily available, the Valuation Designee undertakes a multi-step valuation process each quarter, as described below:
•Each portfolio company or investment will be valued by the Valuation Designee, with assistance from one or more independent valuation firms engaged by our Board of Directors;
•The independent valuation firm(s), if involved, will conduct independent appraisals and make an independent assessment of the value of each investment; and
•The Valuation Designee, under the supervision of the Board of Directors, determines the fair value of each investment, in good faith, based on the input of independent valuation firms (to the extent applicable) and the Valuation Designee's own analysis. The Valuation Designee also has established a Valuation Committee to assist the Valuation Designee in carrying out its designated responsibilities that the Board has designated to the Adviser as Valuation Designee, subject to oversight of the Board.
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

    As of September 30, 2022, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR or SOFR plus 2.67% and fixed rate debt, bearing a weighted average interest rate of 4.09% with a total carrying value (net of deferred financing costs) of $1,174.0 million. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 375 Basis Points	$(57,850)
(-) 200 Basis Points	$(30,815)
(-) 100 Basis Points	$(15,407)
(-) 50 Basis Points	$(7,704)
(+) 50 Basis Points	$7,704
(+) 100 Basis Points	$15,407
(+) 200 Basis Points	$30,815
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
Valuation Risk
    We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and our Adviser, as our Valuation Designee under Rule 2a-5, values these investments at fair value as determined in good faith subject to the oversight of our Board, based on, among other things, the input of the Adviser and independent third-party valuation firms, in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented.
Inflation and Supply Chain Risk
    Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies' profit margins.

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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
    As of September 30, 2022, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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
    As of September 30, 2022, we had approximately $1.2 billion of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $3.4 billion in total assets, (ii) a weighted average cost of funds of 3.91%, (iii) $1.8 billion in debt outstanding (i.e., assumes that the $610.0 million principal amount of our unsecured notes sold and the full $1,195.0 million available to us under our revolving credit facilities is outstanding), and (iv) $1.6 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(25.48)%	(14.92)%	(4.35)%	6.21%	16.78%
___________________
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our September 30, 2022 total assets of at least 2.06%.
As of September 30, 2022, the Wells Fargo Credit Facility provided for borrowings in an aggregate principal amount of up to $300.0 million on a committed basis, due August 28, 2025; the JPM Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, due August 28, 2023; the JPM Revolver Facility provided for borrowings in an aggregate principal amount of up to $495.0 million on a committed basis, due June 10, 2027; the 2022 Notes provided borrowings in an aggregate principal amount of $150.0 million, due December 30, 2022; the 2023 Notes provided borrowings in an aggregate principal amount of $60.0 million, due May 30, 2023; the 2024 Notes provided borrowings in an aggregate principal amount of $100.0 million, due December 15, 2024; and the 2026 Notes provided borrowings in an aggregate principal amount of $300.0 million, due March 30, 2026. See Item 7 in the Annual Report filed on Form 10-K for more information about these financing arrangements.

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
On July 26, 2022, pursuant to a drawdown notice previously delivered to investors, the Company issued and sold approximately 8.0 million shares of the Common Stock for an aggregate offering price of approximately $60.0 million.
Issuer Purchases of Equity Securities
Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2022 through July 31, 2022	—	—	—	—
August 1, 2022 through August 31, 2022	—	—	—	—
September 1, 2022 through September 30, 2022	—	—	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
    Not applicable.
ITEM 5. OTHER INFORMATION
    None.

ITEM 6. EXHIBITS
    The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	November 14, 2022
/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	November 14, 2022