Form 10-K
period 2022-12-31
Franklin BSP Lending Corp
filed 2023-03-15
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There is no established market for the Registrant's shares of common stock. The number of shares of the registrant's common stock, $0.001 par value, outstanding as of March 9, 2023 was 230,114,311.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

FRANKLIN BSP LENDING CORPORATION
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

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
We were incorporated in Maryland in May 2010 and commenced our initial public offering (the “IPO”) on January 25, 2011. As of December 31, 2022, we had approximately $3.0 billion of total assets.
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
Effective on January 1, 2022, the Adviser changed its name from “BDCA Adviser, LLC” to “Franklin BSP Lending Adviser, L.L.C.”.
Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. We define middle market companies as those with EBITDA of between $25 million and $100 million annually, although we may invest in larger or smaller companies. We also purchase interests in loans or corporate bonds through secondary market transactions. As of December 31, 2022, 76.5% of our portfolio was invested in senior secured loans. See “Item 1. Business — Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations.
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
On January 20, 2021, FBLC and Cliffwater Corporate Lending Fund (“CCLF”) formed a joint venture, FBLC Senior Loan Fund, LLC (the “SLF”), that invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by FBLC for financial reporting purposes. FBLC provides capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. As of December 31, 2022, FBLC and CCLF owned 79.8% and 20.2%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. FBLC and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As part of the initial contribution to SLF, FBLC contributed $751.8 million of assets including $664.2 million of investments and $42.4 million of cash as well as $446.9 million worth of liabilities including the Citi Credit Facility (as defined below) debt of $344.4 million in exchange for $304.9 million of equity in SLF. As of December 31, 2022 and December 31, 2021, FBLC’s investment in SLF consisted of equity contributions of $304.9 million. FBLC’s investment in SLF is classified as “Equity/Other” on the Consolidated Schedules of Investments, and other disclosures unless otherwise indicated. Subsequent to the initial contribution, FBLC may sell investments to SLF.

We co-invest, subject to the conditions included in the exemptive order we received from the U.S. Securities and Exchange Commission (the “SEC”), with certain of our affiliates. See “Material Conflicts of Interests” below. We believe that such co-investments afford us additional investment opportunities and an ability to build a diverse portfolio.
ABOUT OUR ADVISER, BSP AND FRANKLIN TEMPLETON
Our Adviser is served by BSP’s origination, investment, and portfolio management team. In total, BSP consists of over 117 investment professionals and over 242 total employees as of January 31, 2023. The Adviser, a Delaware limited liability company, is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is a subsidiary of BSP, which is also registered as an investment adviser under the Advisers Act.
BSP is a leading credit-focused alternative asset management firm with approximately $771 billion in assets under management as of January 31, 2023. Established in 2008, the BSP platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies, including private/opportunistic debt, structured credit, high yield, special situations, and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass BSP’s robust platform.
Our investment committee consists of Thomas Gahan, Chief Executive Officer of BSP, Michael Paasche, Senior Managing Director of BSP, Blair D. Faulstich, Senior Portfolio Manager for Private Debt, and Saahil Mahajan, Managing Director of BSP, each with substantial experience in originating, underwriting and structuring credit investments.

Franklin Resources, Inc. (NYSE:BEN), an affiliate of BSP and the Adviser, is a global investment management organization with subsidiaries operating as Franklin Templeton and serving clients in over 155 countries. Franklin Templeton’s mission is to help clients achieve better outcomes through investment management expertise, wealth management and technology solutions. Through its specialist investment managers, the company brings extensive capabilities in equity, fixed income, alternatives and custom multi-asset solutions. With offices in over 30 countries and 1,300 investment professionals, the company has more than 75 years of investment experience and approximately $1.5 trillion in assets under management as of January 31, 2023.

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
____________________________
1 Assets under management represent all credit funds and separately managed accounts managed and administered by Benefit Street Partners or Alcentra. Benefit Street Partners acquired Alcentra on November 1, 2022.

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
The weighted average risk rating of our investments based on fair value was 2.2 and 2.1 as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, we had 5 portfolio companies on non-accrual with a total amortized cost of $44.6 million and fair value of $8.2 million, which represented 1.5% and 0.3% of our investment portfolio's total amortized cost, and fair value, respectively. As of December 31, 2021, we had 6 portfolio companies on non-accrual with a total amortized cost of $42.5 million and fair value of $12.2 million, which represented 1.5% and 0.4% of our investment portfolio's total amortized cost, and fair value, respectively.
The following table shows the distribution of our investments on the 1 to 5 internal performance rating scale at fair value as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
Internal Performance Rating	Investments at Fair Value (in thousands)	Percentage of Total Investments	Investments at Fair Value (in thousands)	Percentage of Total Investments
1	$54,877	1.8%	$75,776	2.7%
2	2,052,745	71.4%	2,169,927	78.1%
3	531,741	18.5%	270,944	9.7%
4	21,743	0.8%	8,779	0.3%
5	7,646	0.3%	9,784	0.4%
Not rated (1)	206,392	7.2%	243,754	8.8%
Total	$2,875,144	100.0%	$2,778,964	100.0%
_____________________
(1) Includes equity investments
DETERMINATION OF NET ASSET VALUE
The Adviser, acting pursuant to delegated authority from, and under the oversight of our Board of Directors, determines the net asset value (“NAV”) of our investment portfolio each quarter and at such other times as required by law. The NAV per share of our outstanding shares of common stock is determined quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding. Securities for which market quotations are readily available are valued at the reported closing price on the valuation date. Securities for which market quotations are not readily available are valued at fair value as determined by our Valuation Designee. In connection with that determination, our Valuation Designee utilizes independent valuation firms, portfolio company valuations using relevant inputs, including but not limited to, indicative dealer quotes, values of like securities, the most recent portfolio company financial statements, and forecasts.
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

With respect to investments for which market quotations are not readily available, our Valuation Designee undertakes a multi-step valuation process each quarter, as described below:
•Each portfolio company or investment will be valued by our Valuation Designee, with assistance from one or more independent valuation firms engaged by our Board of Directors or as noted below, with respect to investments in an investment fund;
•The independent valuation firm(s) conduct independent appraisals and make an independent assessment of the value of each investment; and
•Our Valuation Designee, under the supervision of the Board of Directors determines the fair value of each investment, in good faith, based on the input of the Adviser and independent valuation firm (to the extent applicable) and our Valuation Designee's own analysis. Our Valuation Designee also has established a Valuation Committee to assist our Valuation Designee in carrying out its designated responsibilities, subject to oversight of the Board of Directors.
Determination of fair values involves subjective judgments and estimates. Below is a description of factors that our Valuation Designee may consider when valuing our debt and equity investments.
Securities for which market quotations are readily available on an exchange are valued at the reported closing price on the valuation date. Our Valuation Designee may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we determine whether the quote obtained is readily available according to U.S. generally accepted accounting principles (“U.S. GAAP”) to determine the fair value of the security. If determined to be readily available, we use the quote obtained.
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
For investments in Collateralized Securities, our Valuation Designee models both the assets and liabilities of each Collateralized Securities' capital structure. The model uses a waterfall engine to store the collateral data, generate cash flows from the assets, and distribute the cash flows to the liability structure based on the contractual priority of payments. The cash flows are discounted using rates that incorporate risk factors such as default risk, interest rate risk, downgrade risk, and credit spread risk, among others. In addition, our Valuation Designee considers broker quotations and/or comparable trade activity as inputs to determining fair value when available.
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
Prior to February 1, 2019, our Adviser provided investment advisory and management services under the investment advisory and management services agreement, effective November 1, 2016, (the “Prior Investment Advisory Agreement”) and most recently re-approved by the Board in August 2018. The terms of the Prior Investment Advisory Agreement were materially identical to the Investment Advisory Agreement. The Prior Investment Advisory Agreement automatically terminated on February 1, 2019 upon the indirect change of control of the Adviser on the consummation of Franklin Resources, Inc.’s (“FRI”) and Templeton International, Inc.’s (collectively with FRI, “Franklin Templeton”) acquisition of BSP (the “FT Transaction”). The Board renewed the Investment Advisory Agreement on January 30, 2023.
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
Duration and termination
The Adviser serves as our investment adviser pursuant to the Investment Advisory Agreement, which was approved by our shareholders effective February 1, 2019. The Board most recently approved the Investment Advisory Agreement in January 2023, and, unless terminated earlier, it will remain in effect from year to year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by us without penalty upon not less than 60 days’ written notice and by the Adviser upon not less than 120 days' written notice. Any termination by us must be authorized either by our Board of Directors or by vote of our stockholders.
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
COMPLIANCE
We, along with our Adviser, have adopted and implemented written policies and procedures reasonably designed to prevent violations of the federal securities laws, and our Board of Directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation. We have designated Guy F. Talarico as our chief compliance officer.
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
Asset Coverage
We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. Although the Small Business Credit Availability Act of 2018 (the “SBCAA”) amended the 1940 Act to permit BDCs to incur increased leverage if certain conditions are met, we do not presently intend to avail ourselves of the increased leverage limits permitted by the SBCAA. If we were to avail ourselves of the increased leverage permitted by the SBCAA, this would effectively allow us to double our leverage, which would increase leverage risk and expenses. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with Wells Fargo and JPM and have $460.0 million in aggregate principal of unsecured notes outstanding.
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
Prior to February 1, 2019, our Adviser provided investment advisory services to us pursuant to the Prior Investment Advisory Agreement, which was terminated in connection with the FT Transaction. For additional information regarding the Investment Advisory Agreement and the Prior Investment Advisory Agreement, please see the section entitled “Item 1. Business - Investment Advisory and Management Services Agreement.” The Board renewed the Investment Advisory Agreement on January 30, 2023.
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
The Company’s assets may include loans for which most or all of the principal is due at maturity. The ability of the obligor(s) under such loan to make such a large payment upon maturity could depend upon its ability to refinance the loan prior to maturity. The ability of an obligor to consummate a refinancing will be affected by many factors, including the availability of financing at acceptable rates to such obligor, the financial condition of such obligor, the marketability of the collateral (if any) securing such loan, the operating history of the obligor and related businesses, tax laws and prevailing general economic conditions. Additionally, middle market or smaller obligors generally have more limited access to capital and higher funding costs, may be in a weaker financial position, may need more capital to expand or compete, and may be unable to obtain financing from public capital markets or from more traditional sources, such as commercial banks. Consequently, such obligor may not have the ability to repay the loan at maturity and, unless it is able to refinance such loan, it could default in payment at maturity, which could result in losses to the Company and, indirectly, to the shareholders.
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
The majority of our debt investments are expected to have variable interest rates that reset periodically based on benchmarks such as LIBOR or SOFR, so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under our debt investments and increase defaults even where our investment income increases. In addition, any such increase in interest rates would make it more expensive to use debt to finance our investments. Any decrease in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to seven years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities.
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
In an effort to combat inflation, the U.S. Federal Reserve has increased the federal funds rate in 2022 and is widely expected to further increase the federal funds rate in 2023. Because we borrow money and may issue debt securities or preferred stock to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. In this period of rising interest rates, our interest income will increase as the majority of our portfolio bears interest at variable rates while our cost of funds will also increase, to a lesser extent, given a portion of our indebtedness bears interest at fixed rates, with the net impact being an increase to our net investment income, see “Item 7A. Qualitative and Quantitative Disclosures About Market Risk.” Conversely, if interest rates decrease, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income. Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to us.

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
Risks Relating to Debt Financing
We have sold unsecured notes and have entered into revolving credit facilities with Wells Fargo and JPM that contain various covenants which, if not complied with, could accelerate repayment under the Credit Facilities, thereby materially and adversely affecting our liquidity, financial condition, results of operations, and our ability to pay distributions to our stockholders.
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
As of December 31, 2022, we had approximately $1.2 billion of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $3.4 billion in total assets, (ii) a weighted average cost of funds of 4.40%, (iii) $1.7 billion in debt outstanding (i.e., assumes that the $460.0 million principal amount of our unsecured notes sold and the full $1,195.0 million available to us under our revolving credit facilities is outstanding), and (iv) $1.7 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(24.49)%	(14.43)%	(4.37)%	5.69%	15.75%
___________________
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our December 31, 2022 total assets of at least 2.17%.
As of December 31, 2022, the Wells Fargo Credit Facility provided for borrowings in an aggregate principal amount of up to $300.0 million on a committed basis, due August 28, 2025; the JPM Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, due August 28, 2024; the JPM Revolver Facility provided for borrowings in an aggregate principal amount of up to $495.0 million on a committed basis, due June 10, 2027; the 2023 Notes provided borrowings in an aggregate principal amount of $60.0 million, due May 30, 2023; the 2024 Notes provided borrowings in an aggregate principal amount of $100.0 million, due December 15, 2024; and the 2026 Notes provided borrowings in an aggregate principal amount of $300.0 million, due March 30, 2026. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Borrowings" for more information.
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
The majority of our debt investments have, and are expected to have, variable interest rates that reset periodically based on benchmarks such as LIBOR or SOFR, so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under our debt investments and increase defaults even where our investment income increases. In addition, any such increase in interest rates would make it more expensive to use debt to finance our investments. Any decrease in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to seven years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities.
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
As discussed above, we intend to conduct tender offers pursuant to our share repurchase program on an annual basis. We may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock we are able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period. Our ten most recent tender offers were oversubscribed.
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
General Risk Factors
Political, social and economic uncertainty creates and exacerbates risks.
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
In addition, disruptions in the capital markets caused by the rising interest rate environment and fears of a recession have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity can be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments.
The capital markets are currently in a period of disruption and economic uncertainty. Such market conditions have adversely affected debt and equity capital markets, which have had, and may continue to have, a negative impact on our business and operations.
The U.S. capital markets have experienced extreme disruption since the global outbreak of COVID-19. Such disruptions have been evidenced by volatility in global stock markets as a result of, among other things, inflation and fears of a global recession. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole. These conditions could continue for a prolonged period of time or worsen in the future.

Significant changes or volatility in the capital markets may negatively affect, the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan to hold an investment to maturity). Our valuations, and particularly valuations of private investments and private companies, are inherently uncertain, fluctuate over short periods of time and are often based on estimates, comparisons and qualitative evaluations of private information that may not reflect the full impact of the current economic environment. Any public health emergency, including the COVID-19 pandemic or an outbreak of other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on us and the fair value of our investments and our portfolio companies.
Significant changes in the capital markets, such as the disruption in economic activity caused by rising interest rates, have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our and our portfolio companies’ operating results and the fair values of our debt and equity investments. Additionally, the recent disruption in economic activity caused by rising interest rates and a potential global recession has had, and may continue to have, a negative effect on the potential for liquidity events involving our investments. The illiquidity of our investments may make it difficult for us to sell such investments to access capital, if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them to increase our liquidity. An inability on our part to raise incremental capital, and any required sale of all or a portion of our investments as a result, could have a material adverse effect on our business, financial condition or results of operations.
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
The replacement of LIBOR with an alternative reference rate may result in an overall increase to borrowing costs or cause other disruptions, which could have an effect on our results of operations, financial condition and cash flow.
London Inter-Bank Offered Rate (“LIBOR”) was widely used as a reference for setting the interest rate on loans, bonds and derivatives globally. However, by June 2023, LIBOR is expected to be completely phased out as a reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has recommended a new reference rate derived from short-term repurchase agreements backed by Treasury securities, the Secured Overnight Financing Rate (“SOFR”).
Certain of the Company’s investments and/or other indebtedness of the Company’s portfolio companies have interest rates with a LIBOR reference. As a result, the transition away from LIBOR may impact the Company and/or the Company’s portfolio companies. Even if replacement conventions (e.g., SOFR) are adopted in the lending and bond markets, it is uncertain whether they might affect the Company’s floating-rate investments, including by:

•Impacting the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that may be included in the Company’s assets;
•Requiring extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of documentation to modify the terms of investments;
•Resulting in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in the Company’s LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates; or
•Causing the Company to incur additional costs in relation to any of the above factors.

In addition to the Company and portfolio companies potentially needing to renegotiate some of those instruments to address a transition away from LIBOR, there also may be different conventions that arise in different but related market segments, which could result in mismatches between different assets and liabilities and, in turn, cause possible unexpected gains and/or losses for the Company or portfolio companies. Some of these replacement rates may also be subject to compounding or similar adjustments that cause the amount of any payment referencing a replacement rate not to be determined until the end of the relevant calculation period, rather than at the beginning, which could lead to administrative challenges for the Company. Furthermore, the determination of such replacement rate may require further negotiation and there can be no assurance that an agreement between the parties will be reached.
If the transition from LIBOR results in an overall increase to borrowing costs, higher interest expense could affect the financial results and valuations of our funds’ portfolio companies. There is no guarantee that a transition from LIBOR to an alternative will not result in significant increases or volatility in risk-free benchmark rates or borrowing costs to borrowers, any of which could have an impact on our results of operations, financial condition and cash flow.

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

A significant portion of our investment portfolio is recorded at fair value as determined in good faith by our Adviser and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there are no readily available market quotations, at fair value, as determined by our Adviser, as valuation designee, subject to oversight by the Board of Directors. However, the majority of our investments are not publicly traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith by our Adviser.
The determination of fair value, and thus the amount of unrealized losses we may incur in any year, is to a degree subjective, and our Adviser has a conflict of interest in making this determination. We expect our Adviser to value our securities quarterly at fair value based, in part, on input from independent third-party valuation firms. The types of factors that may be considered in determining the fair value of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments on indebtedness and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates, and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value by our Adviser may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments. See “Item 1. Business - Determination of Net Asset Value.”
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
ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2022, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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
Set forth below is a chart describing the classes of our securities outstanding as of December 31, 2022:

Title of Class	Amount Authorized	Amount Outstanding
Common Stock, par value $0.001 per share	450,000,000	228,658,723
As of December 31, 2022, we had issued 262.6 million shares of common stock for gross proceeds of $2.6 billion, including the shares purchased by affiliates and shares issued under our DRIP. As of December 31, 2022, we had repurchased 34.0 million shares of common stock for payments of $282.8 million through our share purchase program. As of December 31, 2022, we had 36,723 record holders of our common stock.
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
We have not established limits on the amount of funds we may use from available sources to fund distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the years ended December 31, 2022, 2021, and 2020 no portion of our distributions were characterized as return of capital for tax purposes, respectively.

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

Issuer Purchases of Equity Securities
The table below provides information concerning our repurchases of shares of our common stock during the year ended December 31, 2022, pursuant to our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs. (in millions)
January 1, 2022 to March 31, 2022	2,927,837	$7.46	2,927,837	—
April 1, 2022 to June 30, 2022	—	—	—	—
July 1, 2022 to September 30, 2022	—	—	—	—
October 1, 2022 to December 31, 2022	—	—	—	—
Total	2,927,837		2,927,837
See Note 11 to our consolidated financial statements contained in this Annual Report on Form 10-K for a more detailed discussion of the terms of our share repurchase program.

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
In addition to factors previously disclosed in our U.S. Securities and Exchange Commission (“SEC”) reports and those identified elsewhere in this report, including the “Risk Factors” section, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:
•our future operating results;
•changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effect of rising interest rates and a potential global recession;
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
Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans, and equity of predominantly private U.S. middle market companies. We define middle market companies as those with EBITDA of between $25 million and $100 million annually, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of December 31, 2022, 76.5% of our portfolio was invested in senior secured loans.
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
Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At December 31, 2022:
Investment Portfolio	$2,875.1
Net assets	1,665.5
Debt (net of deferred financing costs)	1,224.2
Net asset value per share	7.28

Portfolio Activity for the Year Ended December 31, 2022:
Purchases during the period	510.0
Sales, repayments, and other exits during the period	396.0
Number of portfolio companies at end of period	150

Operating results for the Year Ended December 31, 2022:
Net investment income per share	0.59
Distributions declared per share	0.60
Net increase in net assets resulting from operations per share	0.39
Net investment income	125.1
Net realized and unrealized loss, net of change in deferred taxes	(43.1)
Net increase in net assets resulting from operations	82.0
Portfolio and Investment Activity
During the year ended December 31, 2022, we made $510.0 million of investments in new and existing portfolio companies and had $396.0 million in aggregate amount of sales and repayments, resulting in a net increase in investments of $114.0 million for the period. The total portfolio of debt investments at fair value consisted of 93.5% bearing variable interest rates and 6.5% bearing fixed interest rates.

Our portfolio composition, based on fair value at December 31, 2022 was as follows:

	December 31, 2022
	Percentage of Total Portfolio (4)	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	69.4%	11.0%
Senior Secured Second Lien Debt	7.1	12.9
Subordinated Debt	4.7	12.9
Debt Subtotal	81.2%	11.3%
Collateralized Securities (2)	1.1	17.2
Equity/Other (3)	7.1	18.1
FBLC Senior Loan Fund, LLC (3)	10.6	9.0
Total	100.0%	11.6%
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
(4) As of December 31, 2022, FBLC Senior Loan Fund, LLC's holdings consisted of 91.2% senior secured debt, of which 88.1% represented senior secured first lien debt. As of December 31, 2022, we held investments in Siena Capital Finance, LLC ("Siena") consisting of subordinated debt and equity, which represented 2.7% and 2.7% of our total portfolio, respectively. As of December 31, 2022, we held investments in Encina Equipment Finance, LLC ("Encina") consisting of subordinated debt and equity, which represented 1.9% and 2.8% of our portfolio, respectively. The respective businesses of Siena and Encina primarily involve making senior secured asset-based loans to middle market companies and equipment finance transactions secured by mission-critical equipment of middle market companies, respectively. If the underlying investments of FBLC Senior Loan Fund described above were held by us and we were to treat the investments in Siena and Encina as senior secured first lien investments, given the underlying businesses of those portfolio companies, then our portfolio composition as of December 31, 2022 would be as follows:

December 31, 2022
Percentage of Total Portfolio
Senior Secured First Lien Debt	88.7%
Senior Secured Second Lien Debt	6.9
Senior Secured - Subtotal	95.6%
Subordinated Debt	0.1
Debt Subtotal	95.7%
Collateralized Securities	2.8
Equity/Other	1.5
Total	100.0%
During the year ended December 31, 2021, we made $1,932.8 million of investments in new and existing portfolio companies and had $1,898.1 million in aggregate amount of sales and repayments, resulting in net investments of $34.7 million for the period. The total portfolio of debt investments at fair value consisted of 91.5% bearing variable interest rates and 8.5% bearing fixed interest rates.

Our portfolio composition, based on fair value at December 31, 2021 was as follows:

	December 31, 2021
	Percentage of Total Portfolio (4)	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	65.9%	7.6%
Senior Secured Second Lien Debt	8.8	9.1
Subordinated Debt	4.2	11.0
Debt Subtotal	78.9%	7.9%
Collateralized Securities (2)	1.3	15.0
Equity/Other (3)	8.8	17.1
FBLC Senior Loan Fund, LLC (3)	11.0	8.0
Total	100.0%	8.8%
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
(4) As of December 31, 2021, FBLC Senior Loan Fund, LLC's holdings consisted of 92.7% senior secured debt, of which 87.0% represented senior secured first lien debt. As of December 31, 2021, we held investments in Siena Capital Finance, LLC ("Siena") consisting of subordinated debt and equity, which represented 2.7% and 2.4% of our total portfolio, respectively. As of December 31, 2021, we held investments in Encina Equipment Finance, LLC ("Encina") consisting of subordinated debt and equity, which represented 1.4% and 2.9% of our total portfolio, respectively. The respective businesses of Siena and Encina primarily involve making senior secured asset-based loans to middle market companies and equipment finance transactions secured by mission-critical equipment of middle market companies, respectively. If the underlying investments of FBLC Senior Loan Fund described above were held by us and we were to treat the investments in Siena and Encina as senior secured first lien investments, given the underlying businesses of those portfolio companies, then our portfolio composition as of December 31, 2021 would be as follows:

December 31, 2021
Percentage of Total Portfolio
Senior Secured First Lien Debt	85.2%
Senior Secured Second Lien Debt	8.8
Senior Secured - Subtotal	94.0%
Subordinated Debt	0.2
Debt Subtotal	94.2%
Collateralized Securities	3.0
Equity/Other	2.8
Total	100.0%
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
The weighted average risk rating of our investments based on fair value was 2.2 and 2.1 as of December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022, we had 5 portfolio companies on non-accrual with a total amortized cost of $44.6 million and fair value of $8.2 million, which represented 1.5% and 0.3% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2021, we had 6 portfolio companies on non-accrual with a total amortized cost of $42.5 million and fair value of $12.2 million, which represented 1.5%, and 0.4% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding our non-accrual policy.
FBLC Senior Loan Fund, LLC
On January 20, 2021, FBLC and Cliffwater Corporate Lending Fund (“CCLF”) formed a joint venture, FBLC Senior Loan Fund, LLC (the “SLF”), that invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by FBLC for financial reporting purposes. FBLC provides capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. For both years ended, December 31, 2022 and December 31, 2021, FBLC and CCLF owned 79.8% and 20.2%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. FBLC and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As part of the initial contribution to SLF, FBLC contributed $751.8 million of assets including $664.2 million of investments and $42.4 million of cash as well as $446.9 million worth of liabilities including the Citi Credit Facility (as defined in Note 5) debt of $344.4 million in exchange for $304.9 million of equity in SLF. As of December 31, 2022 and December 31, 2021, FBLC’s investment in SLF consisted of equity contributions of $304.9 million.
Below is a summary of SLF’s portfolio as of December 31, 2022 and December 31, 2021. A listing of the individual investments in SLF’s portfolio as of such dates can be found in “Note 3 – Fair Value of Investments” in the notes to the accompanying consolidated financial statements (dollars in thousands):

	December 31, 2022	December 31, 2021
Total assets	$965,671	$1,195,960
Total investments (1)	$855,705	$1,088,337
Weighted Average Current Yield for Total Portfolio (2)	10.2%	5.4%
Number of Portfolio companies in SLF	163	172
Largest portfolio company investment (1)	$19,381	$27,965
Total of five largest portfolio company investments (1)	$86,158	$113,297
_____________________

(1) At fair value
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.
Below is certain summarized financial information for SLF as of December 31, 2022 and December 31, 2021 and for the periods ended December 31, 2022 and December 31, 2021 (dollars in thousands):

Selected Statements of Assets and Liabilities Information	December 31,	December 31,
	2022	2021
ASSETS
Investments, at fair value (amortized cost of $923,304 and $1,085,170, respectively)	$855,705	$1,088,337
Cash and other assets	109,966	107,623
Total assets	$965,671	$1,195,960

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,483 and $2,488, respectively)	$549,067	$631,562
Secured borrowings	60,899	94,737
Other liabilities	20,264	71,008
Total liabilities	$630,230	$797,307

MEMBERS' CAPITAL
Total members' capital	$335,441	$398,653

Total liabilities and members' capital	$965,671	$1,195,960

Selected Statements of Operations Information	For the year ended December 31,	For the period January 20, 2021 (inception) through December 31,
	2022	2021
Investment income:
Total investment income	$69,988	$44,964

Operating expenses:
Interest and credit facility financing expenses	24,003	10,051
Other expenses	2,498	2,161
Total expenses	26,501	12,212

Net investment income	43,487	32,752

Realized and unrealized gain (loss):
Net realized and unrealized gain (loss)	(75,053)	10,093

Net increase (decrease) in members' capital resulting from operations	$(31,566)	$42,845

RESULTS OF OPERATIONS
Operating results for the years ended December 31, 2022, 2021, and 2020 were as follows (dollars in thousands):

	For the years ended December 31,
	2022	2021	2020
Total investment income	$276,411	$232,786	$196,685
Total expenses	145,126	121,828	102,919
Income tax expense, including excise tax	6,189	3,311	2,566
Net investment income	$125,096	$107,647	$91,200
Investment Income
For the year ended December 31, 2022, total investment income was $276.4 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.8 billion and a weighted average current yield of 11.6%. Included within total investment income was $7.6 million, of fee income for the year ended December 31, 2022. Fee income consists primarily of prepayment and amendment fees. For the year ended December 31, 2021 total investment income was $232.8 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.7 billion and a weighted average current yield of 8.8%. Included within total investment income was $7.1 million of fee income for the year ended December 31, 2021. Fee income consists primarily of prepayment and amendment fees. For the year ended December 31, 2020 total investment income was $196.7 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.6 billion and a weighted average current yield of 8.3%. Included within total investment income was $6.1 million of fee income for the year ended December 31, 2020. Fee income consists primarily of prepayment and amendment fees.
Operating Expenses
The composition of our operating expenses for the years ended December 31, 2022, 2021, and 2020 was as follows (dollars in thousands):

	For the years ended December 31,
	2022	2021	2020
Management fees	$42,851	$39,563	$37,764
Incentive fee on income	31,274	26,912	6,223
Interest and debt fees	59,942	44,241	46,971
Professional fees	3,899	3,572	5,397
Other general and administrative	5,400	5,807	4,877
Administrative services	788	748	702
Directors' fees	972	985	985
Total operating expenses	$145,126	$121,828	$102,919
For the years ended December 31, 2022, 2021, and 2020, we incurred management fees of $42.9 million, $39.6 million, and $37.8 million, respectively. For the year ended December 31, 2022, 2021, and 2020, we incurred incentive fees on income of $31.3 million, $26.9 million, and $6.2 million.
For the years ended December 31, 2022, 2021, and 2020, we incurred interest and debt fees of $59.9 million, $44.2 million, and $47.0 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, trustee fees, amortization of deferred financing costs, and amortization of discount if applicable related to our revolving credit facilities and unsecured notes, each as defined herein in the section entitled "Borrowings". The increase in interest and debt fees for the year ended December 31, 2022 as compared to the same periods in 2021 and 2020 is primarily the result of an increase in average debt outstanding on our credit facilities as well as higher interest rates.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments, Foreign Currency Transactions, and Forward Currency Exchange Contracts
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and foreign currency transactions, net of change in deferred taxes for the years ended December 31, 2022, 2021, and 2020 were as follows (dollars in thousands):

	For the years ended December 31,
	2022	2021	2020
Net realized gain (loss)
Control investments	$6,842	$(6,239)	$(18,650)
Affiliate investments	(4,719)	23,155	2,448
Non-affiliate investments	5,320	1,199	(115,614)
Net realized gain (loss) on foreign currency transactions	468	(791)	(333)
Net realized loss on extinguishment of debt	(1,769)	(1,286)	—
Total net realized gain (loss)	6,142	16,038	(132,149)
Net change in unrealized appreciation (depreciation) on investments
Control investments	(9,172)	8,806	(13,747)
Affiliate investments	(3,529)	21,960	(19,275)
Non-affiliate investments	(34,633)	55,066	35,995
Net change in deferred taxes	(1,656)	(4,076)	2,263
Total net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	(48,990)	81,756	5,236
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	(266)	743	(89)
Net realized and unrealized gain (loss)	$(43,114)	$98,537	$(127,002)
Net realized and unrealized loss on investments and foreign currency transactions, net of change in deferred taxes, resulted in net losses of $43.1 million for the year ended December 31, 2022 compared to a net gain of $98.5 million and net losses of $127.0 million for 2021 and 2020, respectively. We look at net realized gain (loss) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.
The net realized and unrealized loss for the year ended December 31, 2022 was primarily driven by unrealized losses on Senior Secured Investments.
The net realized and unrealized gain for the year ended December 31, 2021 was primarily driven by unrealized gains on Senior Secured Investments and Equity Investments.
The net realized and unrealized loss for the year ended December 31, 2020 was primarily driven by realized losses on Senior Secured Investment sales.

Changes in Net Assets from Operations
For the year ended December 31, 2022, we recorded a net increase in net assets resulting from operations of $82.0 million versus a net increase in net assets resulting from operations of $206.2 million for the year ended December 31, 2021. The decrease from prior year is primarily driven by an increase in unrealized losses on investments. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2022 and 2021, respectively, our per share net increase in net assets resulting from operations was $0.39 for the year ended December 31, 2022, versus a net increase in net assets of $1.03 for the year ended December 31, 2021.
For the year ended December 31, 2021, we recorded a net increase in net assets resulting from operations of $206.2 million versus a net decrease in net assets resulting from operations of $35.8 million for the year ended December 31, 2020. The increase is primarily driven by an increase in realized and unrealized gain on our investments. Based on the weighted average shares of common stock outstanding for the years ended December 31, 2021 and 2020, respectively, our per share net increase in net assets resulting from operations was $1.03 for the year ended December 31, 2021, versus a net decrease in net assets of $0.18 for the year ended December 31, 2020.
Cash Flows
For the year ended December 31, 2022, net cash used in operating activities was $11.9 million. This was primarily driven by sales and repayments of investments of $396.0 million and net change in unrealized depreciation of $47.3 million, offset by purchases of investments of $510.0 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments.
Net cash provided by financing activities of $23.5 million during the year ended December 31, 2022 was primarily driven by proceeds from issuance of shares of $198.4 million and proceeds from debt of $550.3 million, partially offset by payments on debt of $599.5 million, stockholder distributions of $96.8 million and repurchases of common stock of $23.6 million.
For the year ended December 31, 2021, net cash used in operating activities was $427.5 million. This was primarily driven by purchases of investments of $1,612.9 million, offset by sales and repayments of investments of $1,233.8 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments.
Net cash provided by financing activities of $417.9 million during the year ended December 31, 2021 was primarily driven by proceeds from debt of $1,208.3 million partially offset by payments on debt of $701.0 million and stockholder distributions of $69.2 million.
For the year ended December 31, 2020, net cash provided by operating activities was $12.5 million. This was primarily driven by sales and repayments of investments of $847.2 million, net realized loss from investments of $131.8 million and payable for unsettled trades of $151.7 million, partially offset by purchases of investments of $1,038.1 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments.
Net cash used in financing activities of $5.4 million during the year ended December 31, 2020 was primarily driven by payments on debt of $1,035.0 million and stockholder distributions of $63.7 million, partially offset by proceeds from debt of $1,057.1 million.

Recent Developments
Unregistered Sales of Equity Securities
On February 7, 2023, pursuant to a drawdown notice previously delivered to investors, the Company issued and sold approximately 4.9 million shares of the Company's common stock for an aggregate offering price of approximately $36.3 million.
Share Repurchase Program
On December 14, 2022, the Company offered to purchase up to approximately 4,602,000 shares of its common stock pursuant to its SRP at a price equal to $7.38 per share. The offer expired on January 25, 2023 (the "Expiration Date"). On February 24, 2023, the Company purchased 3,472,698 shares of its common stock for aggregate consideration of $25.6 million pursuant to the limitations of the SRP as detailed in Note 10.

Liquidity and Capital Resources
We generate cash flows from fees, interest, and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of December 31, 2022, we had issued 262.6 million shares of our common stock for gross proceeds of $2.6 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP. As of December 31, 2022, we had $460.0 million of senior unsecured notes outstanding. As of December 30, 2021, we had issued 232.4 million shares of our common stock for gross proceeds of $2.4 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP.
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

The table below shows the components of the distributions we have declared and/or paid during the years ended December 31, 2022, 2021, and 2020 (dollars in thousands).

	For the years ended December 31,
	2022	2021	2020
Distributions declared	$128,246	$99,737	$90,981
Distributions paid	$124,207	$91,978	$85,990
Portion of distributions paid in cash	$96,848	$69,156	$63,658
Portion of distributions paid in DRIP shares	$27,359	$22,822	$22,332
As of December 31, 2022, we had $27.3 million of distributions accrued and unpaid. As of December 31, 2021, we had $23.3 million of distributions accrued and unpaid.
We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the years ended December 31, 2022, 2021, and 2020 no portion of our distributions was characterized as return of capital for tax purposes. The estimated tax characteristics of our quarterly distributions are reported in our periodic reports with the SEC made available to stockholders. The final tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2022 will be reported after the end of the calendar year 2022 in our periodic reports with the SEC made available to stockholders. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
The following table sets forth the distributions declared during the years ended December 31, 2022, 2021, and 2020 (dollars in thousands):

	For the years ended December 31,
	2022	2021	2020
Distributions	$128,246	$99,737	$90,981
Total distributions	$128,246	$99,737	$90,981
Private Placement of Shares
On April 1, 2022, April 12, 2022 and May 13, 2022, we entered into stock purchase agreements with certain investors (collectively, the “Purchase Agreements”) and associated subscription agreements (collectively, the “Subscription Agreements”), totaling $234.8 million, for the sale of our common stock at the net asset value of each drawdown date. Investors are required to make capital contributions to purchase our common stock each time we deliver a drawdown notice in an aggregate amount not to exceed their respective capital commitments. All purchases will generally be made subject to the terms and conditions set forth in the Purchase Agreements and Subscription Agreements, at a per-share price as determined by our Board, which price will be determined prior to the issuance of our common stock and in accordance with the limitations under Section 23 of the 1940 Act. As of December 31, 2022, we have called $198.4 million of capital commitments.
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
Related Party Transactions and Agreements
Investment Advisory Agreement
We entered into an Investment Advisory Agreement as of February 1, 2019, under which the Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to us. The Adviser and its affiliates also provide investment advisory services to other funds that have investment mandates that are similar, in whole and in part, with ours. The Adviser and its affiliates serve as investment adviser or sub-adviser to private funds and registered open-end funds, and serves as an investment adviser to a public real estate investment trust. The Adviser’s policies are designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities. In addition, any affiliated fund currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Adviser or its affiliates. The Board renewed the Investment Advisory Agreement on January 30, 2023.
Administration Agreement
On November 1, 2016, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the years ended December 31, 2022, 2021, and 2020, the Company incurred $1.4 million, $1.6 million, and $2.0 million, respectively, in administrative service fees under the Administration Agreement.
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

Due To/From Affiliated Funds
As of December 31, 2022, there were no receivables from Affiliated Funds included within Prepaid and Other Assets on the Consolidated Statements of Assets and Liabilities. As of December 31, 2021, $2.6 million of receivables from Affiliated Funds are included within Prepaid and Other Assets on the Consolidated Statements of Assets and Liabilities.

Borrowings
We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. We are continually exploring additional forms of alternative debt financing which could include new or expanded credit facilities or the issuance of debt securities. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with Wells Fargo and JPM and have $460.0 million in aggregate principal of unsecured notes outstanding.
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
On December 9, 2022, the Company entered into an amendment (the "JPM 2022 Amendment") to the JPM Credit Facility. The JPM 2022 Amendment, among other things, (1) extends the maturity date of the JPM Credit Facility to August 28, 2024, (2) extends the maturity date, upon the exercise of the Extension Options (as defined in the JPM Credit Facility), of the JPM Credit Facility to August 28, 2025, and (3) changes the benchmark rate and applicable margin for advances under the JPM Credit Facility to three-month Term SOFR plus 3.00% (subject to further increases consistent with the terms of the JPM Credit Facility).
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

2022 Notes
On December 14, 2017, the Company entered into a Purchase Agreement relating to the Company's sale of $150.0 million aggregate principal amount of its 4.75% fixed rate notes due December 30, 2022 (the “2022 Notes”). The 2022 Notes are subject to customary indemnification provisions and representations, warranties, and covenants. The net proceeds from the sale of the 2022 Notes were approximately $147.0 million. The 2022 Notes bear interest at a rate of 4.75% per year payable semi-annually. On December 30, 2022, the Company paid off the 2022 Notes.
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
Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of December 31, 2022 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$225,000	$—	$225,000	$—	$—
JPM Credit Facility (2)	320,000	—	320,000	—	—
JPM Revolver Facility (3)	231,876	—	—	231,876	—
2026 Notes (4)	297,469	—	—	297,469	—
2024 Notes (5)	99,534	—	99,534	—	—
2023 Notes (6)	59,973	59,973	—	—	—
Total contractual obligations	$1,233,852	$59,973	$644,534	$529,345	$—
______________
(1)As of December 31, 2022, we had $75.0 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.
(2)As of December 31, 2022, we had $80.0 million of unused borrowing capacity under the JPM Credit Facility, subject to borrowing base limits.
(3)As of December 31, 2022, we had $263.1 million of unused borrowing capacity under the JPM Revolver Facility, subject to borrowing base limits.
(4)As of December 31, 2022, we had no unused borrowing capacity under the 2026 Notes.

(5)As of December 31, 2022, we had no unused borrowing capacity under the 2024 Notes.
(6)As of December 31, 2022, we had no unused borrowing capacity under the 2023 Notes.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of December 31, 2022, the Company had unfunded commitments on delayed draw term loans of $128.8 million, unfunded commitments on revolver term loans of $121.4 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $0.4 million. As of December 31, 2021, the Company had unfunded commitments on delayed draw term loans of $163.6 million, unfunded commitments on revolver term loans of $102.9 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $0.8 million. Please refer to Note 7 - Commitments and Contingencies for further detail of these unfunded commitments. We maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.
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
Valuation of Portfolio Investments
Portfolio investments are reported on the consolidated statements of assets and liabilities at fair value. The Board of Directors (the "Board of Directors") has delegated to the Adviser as valuation designee (the "Valuation Designee") the responsibility of determining the fair value of the Company's investment portfolio, subject to oversight of the Board of Directors, pursuant to Rule 2a-5 under the 1940 Act. As such, our Valuation Designee is charged with determining the fair value of the Company's investment portfolio, subject to oversight of the Board of Directors. On a quarterly basis we perform an analysis of each investment to determine fair value as follows:
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
As part of our quarterly valuation process our Valuation Designee may be assisted by one or more independent valuation firms, whom we've engaged. Our Valuation Designee, under the supervision of the Board of Directors, determines the fair value of each investment, in good faith, based on the input of the independent valuation firm(s) (to the extent applicable) and our Valuation Designee's own analysis.
With respect to investments for which market quotations are not readily available, our Valuation Designee undertakes a multi-step valuation process each quarter, as described below:
•Each portfolio company or investment will be valued by our Valuation Designee, with assistance from one or more independent valuation firms engaged by our Board of Directors;
•The independent valuation firm(s), if involved, will conduct independent appraisals and make an independent assessment of the value of each investment; and
•Our Valuation Designee, under the supervision of the Board of Directors, determines the fair value of each investment, in good faith, based on the input of independent valuation firms (to the extent applicable) and our Valuation Designee's own analysis. Our Valuation Designee also has established a Valuation Committee to assist our Valuation Designee in carrying out its designated responsibilities that the Board has designated to the Adviser as Valuation Designee, subject to oversight of the Board.
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

As of December 31, 2022, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR or SOFR plus 2.57% and fixed rate debt, bearing a weighted average interest rate of 3.88% with a total carrying value (net of deferred financing costs) of $1,224.2 million. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 477 Basis Points	$(69,340)
(-) 200 Basis Points	$(29,090)
(-) 100 Basis Points	$(14,545)
(-) 50 Basis Points	$(7,272)
(+) 50 Basis Points	$7,272
(+) 100 Basis Points	$14,545
(+) 200 Basis Points	$29,090
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
In connection with the preparation of our Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making that assessment, management used the criteria based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on its assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this Annual Report does not include, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
    None.
.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days following the end of our fiscal year.
PART IV
ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).
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

Exhibit No.	Description
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

Exhibit No.	Description
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

10.32	Form of Purchase Agreement (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 7, 2022 and herein incorporated by reference).

10.33	Form of Subscription Agreement (filed as Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on April 7, 2022 and herein incorporated by reference).

Exhibit No.	Description
10.34
Amendment No. 2 to Loan and Servicing Agreement, dated as of May 27, 2022, among BDCA Funding I, LLC, the Company, Wells Fargo Bank, National Association, each of the Lenders and Lender Agents party thereto and U.S. Bank Trust Company, National Association (filed as Exhibit 10.3 to the Company’s Current Report on Form 10-Q filed on August 12, 2022 and herein incorporated by reference).

10.35
Senior Secured Credit Agreement, dated as of June 10, 2022, among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, Wells Fargo Bank, National Association, Sumitomo Mitsui Banking Corporation, and MUFG Bank, Ltd. as syndication agents, and JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Sumitomo Mitsui Banking Corporation, and MUFG Bank, Ltd. as Joint Bookrunner and Joint Lead Arrangers (filed as Exhibit 10.4 to the Company’s Current Report on Form 10-Q filed on August 12, 2022 and herein incorporated by reference).

10.36
First Amendment to the Amended and Restated Loan and Servicing Agreement, dated as of December 9, 2022, by and among FBLC 57th Street Funding LLC, JPMorgan Chase Bank, National Association, as lender, U.S. Bank National Association, as securities intermediary, and Franklin BSP Lending Corporation, as portfolio manager. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 14, 2022 and herein incorporated by reference).

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

99.1	Audited Consolidated Financial Statements of Siena Capital Finance, LLC and Subsidiaries for the Year Ended December 31, 2022 (filed herewith).

99.2	Unaudited Consolidated Financial Statements of Siena Capital Finance, LLC and Subsidiaries for the Year Ended December 31, 2021 (filed herewith).

99.3	Audited Consolidated Financial Statements of FBLC Senior Loan Fund, LLC and Subsidiaries for the Year Ended December 31, 2022 (filed herewith).

99.4	Audited Consolidated Financial Statements of FBLC Senior Loan Fund, LLC and Subsidiaries for the Year Ended December 31, 2021 (filed herewith).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith).

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of March 2023.

FRANKLIN BSP LENDING CORPORATION
By:
/s/ Richard J. Byrne Name: Richard J. Byrne Title: Chief Executive Officer, President, and Chairman of the Board of Directors
* * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	March 15, 2023
/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2023
/s/ Lee S. Hillman Lee S. Hillman	Independent Director	March 15, 2023
/s/ Ronald J. Kramer Ronald J. Kramer	Independent Director	March 15, 2023
/s/ Leslie D. Michelson Leslie D. Michelson	Independent Director	March 15, 2023
/s/ Edward G. Rendell Edward G. Rendell	Independent Director	March 15, 2023
/s/ Dennis M. Schaney Dennis M. Schaney	Independent Director	March 15, 2023

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control-Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management's assessment included an evaluation of the design of our internal control over financial reporting. Based on this evaluation, we have concluded that, as of December 31, 2022, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Franklin BSP Lending Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Franklin BSP Lending Corporation (the “Company”), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, brokers or the underlying investee; when replies were not received from brokers, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of investments using significant unobservable inputs and assumptions

Description of the Matter
At December 31, 2022, the fair value of the Company’s investments categorized as Level 3 of the fair value hierarchy (Level 3 investments) totaled $2,816,285,000. The Company determines the fair value of these investments by using the valuation approaches and techniques and significant unobservable inputs and assumptions described in Notes 2 and 3 to the consolidated financial statements. The valuation approaches primarily used by the Company are the income approach, the market approach, or both approaches, as appropriate, and the primary valuation techniques used are a discounted cash flow, a waterfall analysis or a yield analysis. The significant unobservable inputs include discount rates, market yields, revenue multiples, EBITDA multiples, tangible book value (TBV) multiples, asset recovery and tangible net asset value multiples.

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

We also reviewed the information considered by the Adviser, acting as the Valuation Designee and subject to the oversight of the Board of Directors relating to the Company’s determination of fair value, searched for and evaluated information that corroborated or contradicted the Company’s significant unobservable inputs and assumptions, and reviewed subsequent events and transactions and considered whether they corroborated or contradicted the Company’s year-end valuations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, NY
March 15, 2023

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	December 31,	December 31,
	2022	2021
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $631,890 and $614,408, respectively)	$665,915	$657,414
Affiliate Investments, at fair value (amortized cost of $108,357 and $154,211, respectively)	59,107	110,952
Non-affiliate Investments, at fair value (amortized cost of $2,186,884 and $2,014,998, respectively)	2,150,122	2,010,598
Investments, at fair value (amortized cost of $2,927,131 and $2,783,617, respectively)	2,875,144	2,778,964
Cash and cash equivalents	54,852	42,774
Interest and dividends receivable	38,752	29,089
Receivable for unsettled trades	3,752	37,379
Prepaid expenses and other assets	7,378	6,749
Unrealized appreciation on forward currency exchange contracts	—	266
Total assets	$2,979,878	$2,895,221

LIABILITIES
Debt (net of deferred financing costs of $9,665 and $9,553, respectively)	$1,224,187	$1,272,274
Stockholder distributions payable	27,292	23,253
Management fees payable	11,122	10,499
Incentive fee on income payable	9,699	7,169
Accounts payable and accrued expenses	27,616	29,975
Payable for unsettled trades	—	34,394
Interest and debt fees payable	14,477	8,044
Directors' fees payable	28	121
Total liabilities	1,314,421	1,385,729
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 450,000,000 shares authorized; 262,627,186 issued and 228,658,723 outstanding at December 31, 2022, and 232,419,916 issued and 201,610,757 outstanding at December 31, 2021	229	202
Additional paid in capital	2,124,264	1,913,365
Total distributable loss	(459,036)	(404,075)
Total net assets	1,665,457	1,509,492

Total liabilities and net assets	$2,979,878	$2,895,221

Net asset value per share	$7.28	$7.49
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)

	For the years ended December 31,
	2022	2021	2020
Investment income:
From control investments:
Interest income	$19,904	$12,145	$19,504
Dividend income	60,213	56,034	18,452
Fee and other income	289	107	19
Total investment income from control investments	80,406	68,286	37,975
From affiliate investments:
Interest income	6,724	10,800	4,593
Dividend income	1,168	3,355	3,476
Fee and other income	—	2,036	150
Total investment income from affiliate investments	7,892	16,191	8,219
From non-affiliate investments:
Interest income	180,258	143,098	144,194
Dividend income	—	270	81
Fee and other income	7,313	4,934	5,939
Total investment income from non-affiliate investments	187,571	148,302	150,214
Interest from cash and cash equivalents	542	7	277
Total investment income	276,411	232,786	196,685
Operating expenses:
Management fees	42,851	39,563	37,764
Incentive fee on income	31,274	26,912	6,223
Interest and debt fees	59,942	44,241	46,971
Professional fees	3,899	3,572	5,397
Other general and administrative	5,400	5,807	4,877
Administrative services	788	748	702
Directors' fees	972	985	985
Total expenses	145,126	121,828	102,919

Income tax expense, including excise tax	6,189	3,311	2,566
Net investment income	125,096	107,647	91,200

Realized and unrealized gain (loss):
Net realized gain (loss)
Control investments	6,842	(6,239)	(18,650)
Affiliate investments	(4,719)	23,155	2,448
Non-affiliate investments	5,320	1,199	(115,614)
Net realized gain (loss) on foreign currency transactions	468	(791)	(333)
Net realized loss on extinguishment of debt	(1,769)	(1,286)	—
Total net realized gain (loss)	6,142	16,038	(132,149)
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)

	For the years ended December 31,
	2022	2021	2020
Net change in unrealized appreciation (depreciation) on investments
Control investments	$(9,172)	$8,806	$(13,747)
Affiliate investments	(3,529)	21,960	(19,275)
Non-affiliate investments	(34,633)	55,066	35,995
Net change in deferred taxes	(1,656)	(4,076)	2,263
Total net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	(48,990)	81,756	5,236
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	(266)	743	(89)
Net realized and unrealized gain (loss)	(43,114)	98,537	(127,002)
Net increase (decrease) in net assets resulting from operations	$81,982	$206,184	$(35,802)

Per share information - basic and diluted
Net investment income	$0.59	$0.54	$0.46
Net increase (decrease) in net assets resulting from operations	$0.39	$1.03	$(0.18)
Weighted average shares outstanding	212,061,882	200,070,608	197,482,855

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)

	For the years ended December 31,
	2022	2021	2020
Operations:
Net investment income	$125,096	$107,647	$91,200
Net realized gain (loss) from investments	7,443	18,115	(131,816)
Net realized gain (loss) on foreign currency transactions	468	(791)	(333)
Net realized loss on extinguishment of debt	(1,769)	(1,286)	—
Net change in unrealized appreciation (depreciation) on investments	(47,334)	85,832	2,973
Net change in deferred taxes	(1,656)	(4,076)	2,263
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	(266)	743	(89)
Net increase (decrease) in net assets resulting from operations	81,982	206,184	(35,802)
Stockholder distributions:
Distributions	(128,246)	(99,737)	(90,981)
Net decrease in net assets from stockholder distributions	(128,246)	(99,737)	(90,981)
Capital share transactions:
Issuance of common stock, net of issuance costs	198,441	—	59,000
Reinvestment of stockholder distributions	27,359	22,822	22,332
Repurchases of common stock	(23,571)	(19,532)	(17,477)
Net increase in net assets from capital share transactions	202,229	3,290	63,855
Total increase (decrease) in net assets	155,965	109,737	(62,928)
Net assets at beginning of year	1,509,492	1,399,755	1,462,683
Net assets at end of year	$1,665,457	$1,509,492	$1,399,755

Net asset value per common share	$7.28	$7.49	$6.95
Common shares outstanding at end of year	228,658,723	201,610,757	201,390,728

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the years ended December 31,
	2022	2021	2020
Operating activities:
Net increase (decrease) in net assets resulting from operations	$81,982	$206,184	$(35,802)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(13,524)	(8,114)	(7,608)
Net accretion of discount on investments	(8,568)	(8,640)	(7,748)
Amortization of deferred financing costs	3,252	3,228	4,050
Amortization of discount on unsecured notes	1,248	1,063	665
Sales and repayments of investments	396,020	1,233,840	847,245
Purchases of investments	(509,999)	(1,612,937)	(1,038,064)
Net realized (gain) loss from investments	(7,443)	(18,115)	131,816
Net realized (gain) loss on foreign currency transactions	(468)	791	333
Net realized loss on extinguishment of debt	1,769	1,286	—
Net change in unrealized (appreciation) depreciation on investments	47,334	(85,832)	(2,973)
Net change in unrealized (appreciation) depreciation from forward currency exchange contracts	266	(743)	89
(Increase) decrease in operating assets:
Interest and dividends receivable	(9,663)	(14,214)	2,172
Receivable for unsettled trades	33,627	10,971	(20,455)
Prepaid expenses and other assets	(629)	(4,074)	259
Increase (decrease) in operating liabilities:
Management fees payable	623	941	(540)
Incentive fee on income payable	2,530	946	(290)
Accounts payable and accrued expenses	(2,228)	21,370	(6,876)
Payable for unsettled trades	(34,394)	(157,614)	151,661
Interest and debt fees payable	6,433	2,113	(5,494)
Directors' fees payable	(93)	35	32
Net cash provided by (used in) operating activities	(11,925)	(427,515)	12,472

Financing activities:
Proceeds from issuance of shares of common stock, net	198,441	—	59,000
Repurchases of common stock	(23,571)	(19,532)	(17,477)
Proceeds from debt	550,276	1,208,294	1,057,100
Payments on debt	(599,500)	(701,000)	(1,035,002)
Payments of financing costs	(5,263)	(708)	(5,406)
Stockholder distributions	(96,848)	(69,156)	(63,658)
Net cash provided by (used in) financing activities	23,535	417,898	(5,443)

Net increase (decrease) in cash and cash equivalents	11,610	(9,617)	7,029
Effect of foreign currency exchange rates	468	(791)	(317)
Cash and cash equivalents, beginning of year	42,774	53,182	46,470
Cash and cash equivalents, end of year	$54,852	$42,774	$53,182
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the years ended December 31,
	2022	2021	2020
Supplemental information:
Interest and non-usage fees paid during the year	$38,589	$36,091	$41,786
Net taxes, including excise tax, paid during the year	$7,068	$2,186	$2,600
Distributions reinvested during the year	$27,359	$22,822	$22,332
Securities received from in-kind distribution	$—	$—	$44,411
Assets and liabilities exchanged for interest in FBLC Senior Loan Fund, LLC (Note 3)	$—	$262,544	$—
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
December 31, 2022

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 119.8% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+ 7.50% (11.85%), 3/4/2027	$10,441	$10,298	$10,600	0.6%
1236904 BC, Ltd. (c) (h) (i)	Software/Services	L+ 5.50% (9.88%), 3/4/2027	18,450	18,003	17,841	1.1%
Absolute Software Corp. (a) (c) (i)	Software/Services	L+ 6.00% (10.73%), 7/1/2027	45,093	44,417	44,416	2.7%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+ 6.50% (11.43%), 5/7/2027	13,633	13,436	13,379	0.8%
ADCS Clinics Intermediate Holdings, LLC (c)	Healthcare	L+ 6.50% (11.70%), 5/7/2027	2,794	2,794	2,742	0.2%
Alera Group Intermediate Holdings, Inc. (c)	Financials	S+ 6.50% (10.92%), 10/2/2028	5,890	5,779	5,779	0.3%
Alera Group Intermediate Holdings, Inc. (c)	Financials	S+ 6.50% (10.92%), 10/2/2028	6,598	6,598	6,473	0.4%
Arch Global Precision, LLC (c)	Industrials	L+ 4.75% (8.42%), 4/1/2026	2,356	2,356	2,356	0.1%
Arch Global Precision, LLC (c) (h) (i)	Industrials	L+ 4.75% (9.17%), 4/1/2026	7,479	7,457	7,479	0.4%
Arctic Holdco, LLC (c)	Paper & Packaging	S+ 6.00% (10.68%), 12/23/2026	2,439	2,439	2,403	0.1%
Arctic Holdco, LLC (c) (h) (i)	Paper & Packaging	S+ 6.00% (10.68%), 12/23/2026	60,674	59,823	59,764	3.6%
Armada Parent, Inc. (c)	Industrials	L+ 5.75% (10.13%), 10/29/2027	44,717	43,998	43,997	2.6%
Armada Parent, Inc. (c)	Industrials	L+ 5.75% (10.13%), 10/29/2027	2,253	2,253	2,217	0.1%
Avalara, Inc. (c)	Software/Services	S+ 7.25% (11.83%), 10/19/2028	40,296	39,323	39,321	2.4%
Aveanna Healthcare, LLC (h)	Healthcare	L+ 3.75% (7.77%), 7/17/2028	910	905	696	0.0%
Aventine Holdings, LLC (c)	Media/Entertainment	L+ 6.00% (10.38%) 4.00% PIK, 6/18/2027	9,584	9,584	9,459	0.6%
Aventine Holdings, LLC (c)	Media/Entertainment	10.25% PIK, 6/18/2027	24,798	24,342	24,265	1.5%
Aventine Holdings, LLC (c) (i)	Media/Entertainment	L+ 6.00% (10.38%) 4.00% PIK, 6/18/2027	26,220	25,811	25,876	1.6%
Axiom Global, Inc. (c) (h) (i)	Business Services	L+ 4.75% (9.04%), 10/1/2026	20,316	20,195	20,316	1.2%
BCPE Oceandrive Buyer, Inc. (c) (i)	Healthcare	L+ 6.25% (10.67%), 12/29/2028	3,399	3,399	3,284	0.2%
BCPE Oceandrive Buyer, Inc. (c) (i)	Healthcare	L+ 6.25% (10.67%), 12/29/2028	20,396	20,003	19,701	1.2%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+ 6.25% (10.99%), 12/30/2026	3,425	3,425	3,308	0.2%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+ 6.25% (10.67%), 12/29/2028	1,727	1,727	1,668	0.1%
Black Mountain Sand, LLC (c)	Energy	L+ 9.00% (13.70%), 6/30/2024	8,332	8,310	8,332	0.5%
Capstone Logistics (c)	Transportation	L+ 4.75% (9.13%), 11/12/20277	1,115	1,115	1,115	0.1%
Capstone Logistics (c) (h)	Transportation	L+ 4.75% (9.13%), 11/12/2027	19,014	18,882	19,015	1.1%
CHA Holdings, Inc. (c) (i)	Business Services	L+ 4.50% (9.23%),4/10/2025	514	496	514	0.0%
Cold Spring Brewing, Co. (c) (h) (i)	Food & Beverage	S+ 4.75% (9.07%), 12/19/2025	7,008	6,973	7,008	0.4%
Communication Technology Intermediate, LLC (c) (h)	Business Services	L+ 5.50% (9.88%), 5/5/2027	17,891	17,632	17,891	1.1%
Communication Technology Intermediate, LLC (c) (i)	Business Services	L+ 5.50% (9.88%), 5/5/2027	6,223	6,223	6,223	0.4%
Communication Technology Intermediate, LLC (c)	Business Services	L+ 5.50% (9.88%), 5/5/2027	205	205	205	0.0%
Corfin Industries, LLC (c)	Industrials	L+ 5.75% (9.82%), 12/27/2027	1,602	1,602	1,602	0.1%
Corfin Industries, LLC (c) (h) (i)	Industrials	L+ 5.75% (9.42%), 2/5/2026	16,394	16,212	16,394	1.0%
Cornerstone Chemical, Co.	Chemicals	6.75%, 8/15/2024	14,850	14,541	11,919	0.7%
CRS-SPV, Inc. (c) (o)	Industrials	L+ 4.50% (8.88%), 3/8/2023	62	62	62	0.0%
Drilling Info Holdings, Inc. (c) (i)	Business Services	L+ 4.25% (8.63%), 7/30/2025	6,952	6,816	6,952	0.4%
Dynagrid Holdings, LLC (c) (h)	Utilities	L+ 6.00% (10.02%), 12/18/2025	3,897	3,832	3,897	0.2%
Dynagrid Holdings, LLC (c) (i)	Utilities	L+ 6.00% (9.67%), 12/18/2025	14,191	14,012	14,191	0.9%
Eliassen Group, LLC (c) (i)	Business Services	S+ 5.50% (10.08%), 4/14/2028	11,586	11,482	11,484	0.7%
Eliassen Group, LLC (c)	Business Services	S+ 5.50% (8.88%), 4/14/2028	439	439	435	0.0%
Faraday Buyer, LLC (c)	Utilities	S+ 7.00% (11.32%), 10/11/2028	26,132	25,377	25,377	1.5%
FGT Purchaser, LLC (c) (h)	Consumer	S+ 5.50% (10.18%), 9/13/2027	21,231	20,898	21,231	1.3%
FGT Purchaser, LLC (c)	Consumer	L+ 5.50% (10.18%), 9/13/2027	815	815	815	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
December 31, 2022

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
First Eagle Holdings, Inc. (c)	Financials	S+ 6.50% (10.73%), 3/1/2027	$15,000	$14,590	$14,592	0.9%
Foresight Energy Operating, LLC (c) (p)	Energy	L+ 8.00% (12.73%), 6/30/2027	1,077	1,077	1,077	0.1%
Galway Borrower, LLC (c) (h)	Financials	L+ 5.25% (9.98%), 9/29/2028	29,773	29,372	29,252	1.8%
Geosyntec Consultants, Inc. (c)	Business Services	S+ 5.25% (9.57%), 5/18/2029	27,236	26,802	26,803	1.6%
Green Energy Partners/Stonewall, LLC (c)	Utilities	L+ 6.00% (10.73%), 11/12/2026	10,244	10,086	10,244	0.6%
Higginbotham Insurance Agency, Inc. (c) (h)	Financials	L+ 5.25% (9.63%), 11/25/2026	14,626	14,514	14,626	0.9%
Higginbotham Insurance Agency, Inc. (c)	Financials	L+ 5.25% (9.63%), 11/25/2026	2,910	2,910	2,910	0.2%
Hospice Care Buyer, Inc. (c)	Healthcare	L+ 6.50% (11.24%), 12/9/2026	4,530	4,530	4,479	0.3%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+ 6.50% (10.92%), 12/9/2026	24,313	23,809	24,038	1.4%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+ 6.50% (10.92%), 12/9/2026	18,008	17,702	17,804	1.1%
Hospice Care Buyer, Inc. (c)	Healthcare	P+ 5.50% (13.00%), 12/9/2026	1,903	1,903	1,882	0.1%
Hospice Care Buyer, Inc. (c)	Healthcare	L+ 6.50% (11.23%), 12/9/2026	2,106	2,050	2,083	0.1%
ICR Operations, LLC (c)	Business Services	L+ 5.25% (9.98%), 11/22/2028	42,345	41,633	41,570	2.5%
ICR Operations, LLC (c)	Business Services	L+ 5.25% (9.98%), 11/22/2027	1,545	1,545	1,516	0.1%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+ 5.25% (8.92%), 7/31/2024	45	45	45	0.0%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	L+ 5.25% (8.92%), 7/31/2024	30,683	30,519	30,684	1.8%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+ 5.25% (9.60%), 7/31/2023	1,566	1,566	1,566	0.1%
IG Investments Holdings, LLC (c) (h)	Business Services	L+ 6.00% (10.38%), 9/22/2028	17,629	17,341	17,469	1.0%
IG Investments Holdings, LLC (c) (h)	Business Services	L+ 6.00% (10.38%), 9/22/2028	318	315	315	0.0%
IG Investments Holdings, LLC (c)	Business Services	L+ 6.00% (10.39%), 9/22/2027	556	556	551	0.0%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+ 5.75% (10.17%), 5/23/2028	605	605	594	0.0%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+ 5.75% (10.17%), 5/23/2028	21,226	20,845	20,844	1.3%
Integrated Efficiency Solutions, Inc. (c) (o)	Industrials	7.50%, 12/31/2025	1,421	1,421	1,421	0.1%
Integrated Global Services, Inc. (c) (i)	Industrials	L+ 6.00% (10.51%), 2/4/2026	11,269	11,153	11,269	0.7%
Internap Corp. (c) (h) (o)	Business Services	L+ 6.50% (11.09%) 5.50% PIK, 5/8/2025	5,192	5,191	4,802	0.3%
International Cruise & Excursions, Inc. (c) (i)	Business Services	S+ 5.35% (9.44%), 6/6/2025	4,850	4,831	4,413	0.3%
IQN Holding Corp. (c) (i)	Software/Services	P+ 4.50% (12.00%), 5/2/2029	11,023	10,924	10,925	0.7%
IQN Holding Corp. (c)	Software/Services	S+ 5.50% (9.68%), 5/2/2029	191	191	190	0.0%
K2 Intelligence Holdings, Inc. (c) (h) (i)	Business Services	L+ 5.75% (10.48%), 9/23/2024	7,047	6,999	6,378	0.4%
KidKraft, Inc. (c)	Consumer	L+ 6.00% (10.72%), 6/30/2023	1,060	1,060	994	0.1%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,983	2,983	2,562	0.2%
Knowledge Pro Buyer, Inc. (c) (i)	Business Services	L+ 5.75% (10.04%), 12/10/2027	24,552	24,148	24,122	1.4%
Knowledge Pro Buyer, Inc. (c)	Business Services	L+ 5.75% (10.04%), 12/10/2027	2,322	2,322	2,282	0.1%
Labrie Environmental Group, LLC (a) (c)	Industrials	L+ 5.50% (9.57%), 9/1/2026	22,352	22,078	21,457	1.3%
Lakeland Tours, LLC (c) (h) (i)	Education	L+ 6.00% (10.42%), 9/25/2025	4,523	4,258	4,071	0.2%
Lakeland Tours, LLC (c) (h) (i)	Education	13.25% PIK, 9/25/2027	5,353	3,958	4,015	0.2%
Lakeview Health Holdings, Inc. (c) (o)	Healthcare	P+ 6.00% (13.00%) PIK, 10/15/2024	579	579	579	0.0%
Lakeview Health Holdings, Inc. (c) (o) (t)	Healthcare	P+ 4.50% (12.00%) PIK, 10/15/2024	1,728	664	546	0.0%
Lakeview Health Holdings, Inc. (c) (o)	Healthcare	P+ 6.00% (13.00%) PIK, 10/15/2024	227	227	227	0.0%
LightSquared, LP	Telecom	15.50% PIK, 11/1/2023	2,096	2,082	677	0.0%
Manna Pro Products, LLC (c)	Consumer	L+ 6.00% (10.07%), 12/10/2026	4,002	4,002	3,842	0.2%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
December 31, 2022

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Manna Pro Products, LLC (c) (i)	Consumer	L+ 6.00% (10.07%), 12/10/2026	$32,915	$32,381	$31,598	1.9%
Manna Pro Products, LLC (c)	Consumer	L+ 6.00% (10.07%), 12/10/2026	1,962	1,962	1,883	0.1%
McDonald Worley, P.C. (c)	Business Services	26.00% PIK, 12/31/2024	15,077	15,077	11,488	0.7%
MCS Acquisition Corp. (c) (p)	Business Services	L+ 6.00% (9.74%), 10/2/2025	772	772	772	0.0%
Medical Depot Holdings, Inc. (c) (h) (i)	Healthcare	S+ 9.50% (13.14%) 4.00% PIK, 6/1/2025	20,545	20,252	18,899	1.1%
Medical Depot Holdings, Inc. (c)	Healthcare	S+ 10.00% (14.58%) 9.00% PIK, 6/1/2025	3,574	3,512	3,510	0.2%
Medical Management Resource Group, LLC (c)	Healthcare	L+ 5.75% (9.83%), 9/30/2027	6,598	6,598	6,509	0.4%
Medical Management Resource Group, LLC (c) (h)	Healthcare	L+ 5.75% (10.17%), 9/30/2027	15,977	15,724	15,761	1.0%
MGTF Radio Company, LLC (c) (o)	Media/Entertainment	L+ 6.00% (10.73%), 4/1/2024	47,271	47,237	40,015	2.4%
Midwest Can Company, LLC (c) (h) (i)	Paper & Packaging	L+ 6.00% (10.73%), 3/2/2026	32,056	31,688	32,056	1.9%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+ 6.50% (10.19%), 3/15/2024	11,229	11,176	11,229	0.7%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+ 6.50% (11.25%), 3/15/2024	10,271	10,213	10,271	0.6%
Mirra-Primeaccess Holdings, LLC (c)	Healthcare	L+ 6.50% (10.88%), 7/29/2026	48,827	48,129	48,827	2.9%
Mirra-Primeaccess Holdings, LLC (c)	Healthcare	L+ 6.50% (10.57%), 7/29/2026	2,935	2,935	2,935	0.2%
Monumental RSN, LLC (c)	Media/Entertainment	S+ 6.00% (10.32%), 9/20/2027	7,313	7,243	7,386	0.5%
Muth Mirror Systems, LLC (c) (h) (i)	Technology	L+ 6.75% (10.07%), 4/23/2025	14,821	14,707	13,613	0.8%
Muth Mirror Systems, LLC (c)	Technology	L+ 6.75% (11.48%), 4/23/2025	650	650	597	0.0%
New Star Metals, Inc. (c) (h) (i)	Industrials	L+ 5.00% (9.73%), 1/9/2026	32,454	32,113	32,454	1.9%
NTM Acquisition Corp. (c) (h) (i)	Media/Entertainment	L+ 7.25% (11.98%) 1.00% PIK, 6/7/2024	20,547	20,547	19,992	1.2%
Odessa Technologies, Inc. (c) (h)	Software/Services	L+ 5.75% (10.09%), 10/19/2027	14,343	14,113	14,089	0.8%
ORG GC Holdings, LLC (c) (o)	Business Services	L+ 6.50% (11.23%) PIK, 11/29/2026	9,082	9,082	9,082	0.5%
Pie Buyer, Inc. (c) (i)	Food & Beverage	S+ 5.50% (8.69%), 4/5/2027	2,077	2,042	2,077	0.1%
Pie Buyer, Inc. (c) (i)	Food & Beverage	L+ 5.50% (8.38%), 4/5/2027	28,034	27,437	28,034	1.7%
Pie Buyer, Inc. (c)	Food & Beverage	L+ 5.50% (9.67%), 4/5/2027	6,068	6,068	6,068	0.4%
Pie Buyer, Inc. (c)	Food & Beverage	L+ 5.50% (10.67%), 4/6/2026	460	460	460	0.0%
PlayPower, Inc. (c) (h) (i)	Industrials	L+ 5.50% (9.17%), 5/8/2026	23,695	23,525	20,520	1.2%
Pluralsight, LLC (c) (h)	Software/Services	L+ 8.00% (11.83%), 4/6/2027	18,826	18,559	18,513	1.1%
Pluralsight, LLC (c) (h)	Software/Services	L+ 8.00% (12.75%), 4/6/2027	6,728	6,628	6,616	0.4%
Pluralsight, LLC (c)	Software/Services	L+ 8.00% (12.75%), 4/6/2027	801	801	788	0.0%
Point Broadband Acquisition, LLC (c) (h)	Telecom	L+ 6.00% (9.75%), 10/2/2028	19,147	18,753	18,754	1.1%
Point Broadband Acquisition, LLC (c)	Telecom	L+ 6.00% (10.56%), 10/2/2028	3,810	3,810	3,731	0.2%
Premier Global Services, Inc. (c) (t)	Telecom	P+ 5.50% (13.00%), 6/8/2023	5,024	4,908	—	—%
Premier Global Services, Inc. (c) (t)	Telecom	P+ 5.50% (13.00%), 1/31/2023	969	969	145	0.0%
PSKW, LLC (c) (h) (i)	Healthcare	L+ 6.25% (10.64%), 3/9/2026	29,175	28,788	29,175	1.8%
Questex, Inc. (c) (h) (i)	Media/Entertainment	L+ 4.25% (8.98%), 9/9/2024	15,503	15,416	15,044	0.9%
Reddy Ice Corp. (c)	Food & Beverage	L+ 6.50% (10.24%), 7/1/2025	1,785	1,776	1,751	0.1%
Reddy Ice Corp. (c)	Food & Beverage	L+ 6.50% (10.24%), 7/1/2025	1,461	1,461	1,433	0.1%
Reddy Ice Corp. (c)	Food & Beverage	L+ 6.50% (10.24%), 7/1/2025	4,814	4,814	4,720	0.3%
Reddy Ice Corp. (c) (h) (i)	Food & Beverage	L+ 6.50% (10.24%), 7/1/2025	18,951	18,714	18,581	1.1%
Relativity Oda, LLC (c) (i)	Software/Services	L+ 7.50% (11.89%) PIK, 5/12/2027	5,309	5,225	5,137	0.3%
REP TEC Intermediate Holdings, Inc. (c) (h) (i)	Software/Services	L+ 6.50% (11.23%), 6/19/2025	28,492	28,147	28,147	1.7%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
December 31, 2022

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
REP TEC Intermediate Holdings, Inc. (c)	Software/Services	L+ 6.50% (11.23%), 6/19/2025	$519	$519	$513	0.0%
Roadsafe Holdings, Inc. (c)	Industrials	P+ 4.75% (12.25%), 10/19/2027	6,797	6,797	6,686	0.4%
Roadsafe Holdings, Inc. (c) (i)	Industrials	L+ 5.75% (10.87%), 10/19/2027	7,753	7,639	7,627	0.5%
RSC Acquisition, Inc. (c) (i)	Financials	S+ 5.50% (10.23%), 10/30/2026	15,193	15,178	15,194	0.9%
RSC Acquisition, Inc. (c)	Financials	S+ 5.50% (10.23%), 10/30/2026	1,484	1,484	1,484	0.1%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	L+ 6.00% (10.77%), 11/18/2027	32,991	32,454	32,991	2.0%
SCIH Salt Holdings, Inc. (c)	Industrials	L+ 4.00% (7.74%), 3/17/2025	1,123	1,123	1,025	0.1%
Sherlock Buyer Corp. (c) (i)	Business Services	L+ 5.75% (10.48%), 12/8/2028	11,041	10,852	10,848	0.7%
Simplifi Holdings, Inc. (c) (h)	Media/Entertainment	L+ 5.50% (9.25%), 10/1/2027	35,105	34,550	34,519	2.1%
Skillsoft Corp. (h)	Technology	S+ 5.25% (9.58%), 7/14/2028	1,374	1,357	1,140	0.1%
St. Croix Hospice Acquisition Corp. (c)	Healthcare	L+ 6.00% (10.70%), 10/30/2026	2,809	2,809	2,809	0.2%
St. Croix Hospice Acquisition Corp. (c) (i)	Healthcare	L+ 6.00% (10.42%), 10/30/2026	25,420	25,096	25,420	1.5%
STRIPER BUYER, LLC (c) (h)	Paper & Packaging	L+ 5.50% (9.57%), 12/30/2026	12,268	12,184	12,268	0.7%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+ 6.75% (11.50%), 12/31/2023	4,649	4,643	4,649	0.3%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+ 6.75% (11.50%), 3/29/2023	7,061	7,054	7,061	0.4%
Subsea Global Solutions, LLC (c)	Business Services	L+ 6.75% (10.50%), 12/31/2023	905	905	905	0.1%
SunMed Group Holdings, LLC (c) (h)	Healthcare	L+ 5.75% (10.48%), 6/16/2028	8,964	8,841	8,830	0.5%
SunMed Group Holdings, LLC (c)	Healthcare	L+ 5.75% (10.49%), 6/16/2027	288	288	285	0.0%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+ 6.00% (10.00%) PIK, 3/31/2023	7,296	3,833	186	0.0%
Tax Defense Network, LLC (c) (p) (t)	Consumer	10.00% PIK, 3/31/2023	4,264	2,986	4,264	0.3%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+ 6.00% (10.00%) PIK, 3/31/2023	41,102	21,646	1,048	0.1%
The NPD Group, LP (c)	Business Services	S+ 5.75% (10.07%) 2.75% PIK, 12/1/2028	34,210	33,577	33,571	2.0%
The NPD Group, LP (c)	Business Services	S+ 5.75% (10.07%) 2.75% PIK, 12/1/2027	231	231	226	0.0%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+ 4.00% (8.35%), 5/18/2028	4,327	4,314	4,327	0.3%
Trinity Air Consultants Holdings Corp. (c)	Business Services	L+ 5.25% (10.40%), 6/29/2027	3,836	3,836	3,778	0.2%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+ 5.25% (10.18%), 6/29/2027	20,424	20,118	20,118	1.2%
Triple Lift, Inc. (c)	Software/Services	S+ 5.25% (9.58%), 5/5/2028	1,265	1,265	1,243	0.1%
Triple Lift, Inc. (c) (i)	Software/Services	S+ 5.50% (10.45%), 5/5/2028	28,262	27,819	27,782	1.7%
University of St. Augustine Acquisition Corp. (c) (h) (i)	Education	L+ 4.25% (8.33%), 2/2/2026	23,278	23,021	23,278	1.4%
Urban One, Inc.	Media/Entertainment	7.38%, 2/1/2028	1,561	1,561	1,319	0.1%
US Oral Surgery Management Holdco, LLC (c)	Healthcare	L+ 5.50% (10.72%), 11/18/2027	3,525	3,525	3,490	0.2%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare	L+ 6.00% (10.68%), 11/18/2027	12,173	11,975	12,051	0.7%
US Salt Investors, LLC (c)	Chemicals	L+ 5.50% (9.17%), 7/19/2028	19,932	19,616	19,559	1.2%
Vantage Mobility International, LLC (c) (p) (t)	Transportation	L+ 6.00% (10.13%) PIK, 3/21/2024	1,991	251	—	—%
Vantage Mobility International, LLC (c) (p) (t)	Transportation	L+ 6.00% (10.13%) PIK, 3/21/2024	256	244	—	—%
Vensure Employer Services, Inc. (c) (i)	Business Services	S+ 4.75% (8.71%), 4/1/2027	11,882	11,819	11,882	0.7%
Victors CCC Buyer, LLC (c)	Business Services	S+ 5.75% (10.69%), 6/1/2029	16,947	16,636	16,637	1.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
December 31, 2022

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
West Coast Dental Services, Inc. (c)	Healthcare	S+ 5.75% (9.99%), 7/1/2028		$255	$255	$251	0.0%
West Coast Dental Services, Inc. (c)	Healthcare	S+ 5.75% (9.99%), 7/1/2028		19,765	19,446	19,448	1.2%
Westwood Professional Services, Inc. (c)	Business Services	L+ 6.00% (9.75%), 5/26/2026		1,007	1,007	1,007	0.1%
Westwood Professional Services, Inc. (c) (i)	Business Services	L+ 6.00% (9.75%), 5/26/2026		8,561	8,444	8,561	0.5%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	L+ 5.75% (9.42%), 6/22/2028		29,124	28,669	25,940	1.6%
WHCG Purchaser III, Inc. (c)	Healthcare	L+ 5.75% (9.42%), 6/22/2028		7,078	7,078	6,304	0.4%
WHCG Purchaser III, Inc. (c)	Healthcare	L+ 5.75% (10.48%), 6/22/2026		1,426	1,426	1,305	0.1%
WIN Holdings III Corp. (c) (h)	Consumer	L+ 5.25% (10.40%), 7/16/2028		31,310	30,814	30,815	1.9%
WMK, LLC (c) (i)	Business Services	S+ 5.75% (9.45%), 9/5/2025		2,532	2,526	2,532	0.2%
WMK, LLC (c)	Business Services	S+ 5.75% (10.48%), 9/5/2025		349	347	349	0.0%
WMK, LLC (c) (h) (i)	Business Services	S+ 5.75% (9.73%), 9/5/2025		17,975	17,838	17,975	1.1%
WMK, LLC (c)	Business Services	L+ 5.75% (9.99%), 9/5/2024		2,618	2,618	2,618	0.2%
WMK, LLC (c)	Business Services	S+ 5.75% (10.15%), 9/5/2025		11,118	11,118	11,118	0.7%
WMK, LLC (c) (i)	Business Services	S+ 5.75% (10.17%), 9/5/2025		3,697	3,627	3,697	0.2%
WMK, LLC (c)	Business Services	S+ 5.75% (10.30%), 9/5/2025		8,000	7,690	8,000	0.5%
Zendesk, Inc. (c)	Software/Services	S+ 6.50% (11.04%) 3.50% PIK, 11/22/2028		42,801	41,961	41,962	2.5%
Subtotal Senior Secured First Lien Debt					$2,048,997	$1,995,273	119.8%

Senior Secured Second Lien Debt - 12.2% (b)
Accentcare, Inc. (c) (h)	Healthcare	L+ 8.75% (13.49%), 6/21/2027		$30,152	$29,691	$25,026	1.5%
Anchor Glass Container Corp. (c) (t)	Paper & Packaging	L+ 7.75% (11.53%), 12/7/2024		6,667	6,150	2,003	0.1%
Aruba Investments Holdings, LLC (i)	Chemicals	L+ 7.75% (12.14%), 11/24/2028		3,759	3,717	3,401	0.2%
Astro AB Merger Sub, Inc. (a) (c) (h)	Financials	L+ 8.00% (12.42%), 4/30/2025		8,162	8,145	7,560	0.5%
Carlisle FoodService Products, Inc. (c)	Consumer	L+ 7.75% (11.32%), 3/20/2026		10,719	10,633	10,166	0.6%
CommerceHub, Inc. (c)	Technology	S+ 7.00% (11.53%), 12/29/2028		12,360	12,314	10,506	0.6%
Corelogic, Inc. (c)	Business Services	L+ 6.50% (10.94%), 6/4/2029		10,808	10,721	9,252	0.6%
HAH Group Holding Company, LLC (c) (h)	Healthcare	L+ 8.50% (12.89%), 10/30/2028		12,445	12,218	12,445	0.7%
Integrated Efficiency Solutions, Inc. (c) (o)	Industrials	10.00% PIK, 12/31/2026		1,586	1,062	760	0.0%
Mercury Merger Sub, Inc. (c)	Business Services	L+ 6.50% (10.25%), 8/2/2029		13,965	13,869	13,518	0.8%
ORG GC Holdings, LLC (c) (o)	Business Services	18.00% PIK, 11/29/2027		4,109	4,109	3,868	0.2%
PetVet Care Centers, LLC (c) (h)	Healthcare	L+ 6.25% (10.63%), 2/13/2026		3,539	3,532	3,464	0.2%
Project Boost Purchaser, LLC (c)	Business Services	L+ 8.00% (12.38%), 5/31/2027		1,848	1,848	1,848	0.1%
Proofpoint, Inc. (h)	Software/Services	L+ 6.25% (10.99%), 8/31/2029		7,842	7,809	7,502	0.5%
QuickBase, Inc. (c)	Technology	L+ 8.00% (12.38%), 4/2/2027		7,484	7,404	7,484	0.4%
RealPage, Inc. (i)	Software/Services	L+ 6.50% (10.88%), 4/23/2029		13,647	13,485	13,067	0.8%
Recess Holdings, Inc. (c) (h)	Industrials	L+ 7.75% (12.17%), 9/29/2025		16,134	16,038	16,134	1.0%
SSH Group Holdings, Inc. (c)	Education	L+ 8.25% (12.98%), 7/30/2026		10,122	10,077	10,122	0.6%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+ 6.75% (11.10%), 5/18/2029		4,654	4,628	4,654	0.3%
Travelpro Products, Inc. (a) (c)	Consumer	13.00%, 2.00% PIK, 11/20/2024		2,983	2,983	2,983	0.2%
Travelpro Products, Inc. (a) (c) (m)	Consumer	13.00%, 2.00% PIK, 11/20/2024	CAD	3,445	2,671	2,542	0.2%
USIC Holdings, Inc. (c) (h)	Business Services	L+ 6.50% (10.57%), 5/14/2029		5,798	5,751	5,589	0.3%
Vantage Mobility International, LLC (c) (p) (t)	Transportation	L+ 6.00% (10.13%) PIK, 3/21/2024		1,212	17	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
December 31, 2022

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Vantage Mobility International, LLC (c) (p) (t)	Transportation	L+ 6.00% (10.13%) PIK, 3/21/2024	$3,936	$2,914	$—	—%
Victory Buyer, LLC (c)	Industrials	L+ 7.00% (11.35%), 11/19/2029	31,686	31,407	29,405	1.8%
Subtotal Senior Secured Second Lien Debt				$223,193	$203,299	12.2%

Subordinated Debt - 8.1% (b)
Del Real, LLC (c)	Food & Beverage	16.00%, 12.00% PIK, 4/7/2023	$4,848	$4,679	$4,772	0.3%
Encina Equipment Finance, LLC (c) (o)	Financials	L+ 7.75% (11.94%), 12/31/2028	15,086	15,086	15,086	0.9%
Encina Equipment Finance, LLC (c) (o)	Financials	L+ 7.75% (11.94%), 12/31/2028	38,100	37,982	38,100	2.3%
Siena Capital Finance, LLC (c) (j) (o)	Financials	12.50%, 11/26/2026	77,000	76,995	77,000	4.6%
Subtotal Subordinated Debt				$134,742	$134,958	8.1%

Collateralized Securities - 1.8% (b)
Collateralized Securities - Debt Investments
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (p)	Diversified Investment Vehicles	L+ 11.00% (15.36%), 4/25/2031	$4,750	$4,603	$4,165	0.3%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (p)	Diversified Investment Vehicles	L+ 7.50% (11.74%), 1/20/2027	10,728	10,264	8,849	0.5%
Whitehorse, Ltd. 2014-1A E (a) (c) (p)	Diversified Investment Vehicles	L+ 4.55% (8.99%) PIK, 5/1/2026	8,132	8,076	6,996	0.4%
Collateralized Securities - Equity Investments (n)
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (k) (p)	Diversified Investment Vehicles	19.92%, 4/25/2031	$31,603	$11,714	$10,278	0.6%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 1/20/2027	31,575	6,285	—	—%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 3/20/2025	1,970	47	—	—%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026	1,886	134	—	—%
Whitehorse, Ltd. 2014-1A SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026	36,000	6,965	—	—%
Subtotal Collateralized Securities				$48,088	$30,288	1.8%

Equity/Other - 30.7% (b) (d)
Aden & Anais Holdings, Inc. (c) (e) (w)	Retail		4,470	$—	$—	—%
Baker Hill Acquisition, LLC (c) (e)	Financials		22,653	—	—	—%
Black Mountain Sand, LLC (c) (e) (u)	Energy		55,463	—	1,659	0.1%
CDS U.S. Intermediate Holdings, Inc. (a) (e) (p)	Media/Entertainment		539,708	1,224	4,721	0.3%
CDS U.S. Intermediate Holdings, Inc. (a) (e) (p)	Media/Entertainment		874,000	437	1,311	0.1%
Clover Technologies Group, LLC (c) (e)	Industrials		180,274	1,153	52	0.0%
Clover Technologies Group, LLC (c) (e)	Industrials		2,753	275	1,122	0.1%
CRS-SPV, Inc. (c) (e) (o)	Industrials		246	2,218	1,559	0.1%
Danish CRJ, Ltd. (a) (c) (e) (o) (r)	Transportation		5,002	—	—	—%
Del Real, LLC (c) (e) (u)	Food & Beverage		670,510	382	143	0.0%
Dyno Acquiror, Inc. (c) (e)	Consumer		134,102	58	21	0.0%
Encina Equipment Finance, LLC (c) (o) (u)	Financials		79,479	81,787	81,692	4.9%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
December 31, 2022

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
FBLC Senior Loan Fund, LLC (a) (c) (j) (o)	Diversified Investment Vehicles		304,934	$304,934	$304,934	18.3%
First Eagle Greenway Fund II, LLC (a) (e) (p)	Diversified Investment Vehicles		5,329	3,977	360	0.0%
Foresight Energy Operating, LLC (c) (e) (p) (u)	Energy		158,093	2,087	3,519	0.2%
HemaSource, Inc. (c) (e) (w)	Healthcare		223,503	168	369	0.0%
Integrated Efficiency Solutions, Inc. (c) (e) (o) (u)	Industrials		55,991	—	—	—%
Integrated Efficiency Solutions, Inc. (c) (e) (o) (u)	Industrials		57,427	—	—	—%
Internap Corp (c) (e) (o)	Business Services		1,293,189	543	595	0.0%
Jakks Pacific, Inc. (c)	Consumer		5,303	223	788	0.0%
Kahala Ireland OpCo Designated Activity Company (a) (c) (o) (y)	Transportation		1	—	5,027	0.3%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (o) (y)	Transportation		3,250,000	—	3,250	0.2%
Kahala US OpCo, LLC (a) (c) (e) (o) (x)	Transportation		4,413,472	—	—	—%
KidKraft, Inc. (c) (e) (u)	Consumer		2,682,257	—	1,770	0.1%
Lakeview Health Holdings, Inc. (c) (e) (o)	Healthcare		5,272	—	—	—%
McDonald Worley, P.C. (c) (e)	Business Services		20,167	20	2,799	0.2%
MCS Acquisition Corp. (c) (e) (p)	Business Services		31,521	4,103	747	0.0%
MCS Acquisition Corp. (c) (e) (p)	Business Services		356,537	357	357	0.0%
MGTF Holdco, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Motor Vehicle Software Corp. (c) (e) (w)	Business Services		223,503	318	262	0.0%
ORG GC Holdings, LLC (c) (e) (o)	Business Services		93,380	212	—	—%
ORG GC Holdings, LLC (c) (e) (o)	Business Services		1,771	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (e) (p)	Diversified Investment Vehicles		8,739	826	1,162	0.1%
Point Broadband Acquisition, LLC (c) (e) (u)	Telecom		2,550,487	2,550	3,009	0.2%
RMP Group, Inc. (c) (e) (u)	Financials		223	164	369	0.0%
Siena Capital Finance, LLC (c) (j) (o)	Financials		41,789,400	42,499	77,310	4.7%
Skillsoft Corp. (e) (s)	Technology		248,712	2,636	323	0.0%
Smile Brands, Inc. (c) (e)	Healthcare		712	—	874	0.1%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
Tap Rock Resources, LLC (c) (g) (p) (u)	Energy		18,356,442	—	596	0.0%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		633,382	—	—	—%
Tennenbaum Waterman Fund, LP (a) (p)	Diversified Investment Vehicles		10,000	10,000	8,699	0.6%
Travelpro Products, Inc. (a) (c) (e)	Consumer		447,007	506	313	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		39,769	132	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		4,206	31	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		99,236	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		223	35	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		490	490	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		139	139	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
December 31, 2022

Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Vantage Mobility International, LLC (c) (e) (p)	Transportation		512,923	$—	$—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		4,639,261	3,140	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		1,940,977	—	—	—%
World Business Lenders, LLC (c) (e)	Financials		922,669	3,750	1,614	0.1%
WPNT, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Wythe Will Tzetzo, LLC (c) (e) (u)	Food & Beverage		22,312	302	—	—%
YummyEarth, Inc. (c) (e)	Food & Beverage		223	—	—	—%
Subtotal Equity/Other				$472,111	$511,326	30.7%

TOTAL INVESTMENTS - 172.6% (b)				$2,927,131	$2,875,144	172.6%
_____________
(a)All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Qualifying assets represent 85.2% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.
(b)Percentages are based on net assets as of December 31, 2022.
(c)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(d)All amounts are in thousands except share amounts.
(e)Non-income producing at December 31, 2022.
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
(j)The Company's investment falls under the definition of a significant subsidiary, as it exceeded the threshold of at least one of the tests under Rule 3-09. See Note 18 and the relevant portfolio companies' audited financial statements for additional disclosure.
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
(l)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate ("SOFR" or "S"), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at December 31, 2022. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
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
December 31, 2022

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
(t)The investment is on non-accrual status as of December 31, 2022.
(u)Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.
(v)Unless otherwise indicated, all of the Company's investments or a portion thereof are pledged as collateral under the JPM Revolver Facility.
(w)The investment is held through BSP TCAP Acquisition Holdings LP, which is an affiliated acquisition entity. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of December 31, 2022.
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

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
December 31, 2022

The following table shows the portfolio composition by industry grouping based on fair value at December 31, 2022:

	At December 31, 2022
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$441,450	15.5%
Healthcare	412,315	14.3%
Financials	389,041	13.5%
Diversified Investment Vehicles (1)	345,443	12.0%
Software/Services	288,652	10.0%
Industrials	260,455	9.1%
Media/Entertainment	183,907	6.4%
Paper & Packaging	129,932	4.5%
Consumer	115,259	4.0%
Food & Beverage	75,047	2.6%
Utilities	53,709	1.9%
Education	41,486	1.4%
Chemicals	34,879	1.2%
Technology	33,663	1.2%
Transportation	28,407	1.0%
Telecom	26,316	0.9%
Energy	15,183	0.5%
Total	$2,875,144	100.0%
_____________
(1) Includes FBLC's investment in FBLC Senior Loan Fund, LLC, which represents 10.6% of the fair value of investments as of December 31, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 121.3% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+ 7.50% (8.50%), 3/4/2027	$10,441	$10,264	$10,754	0.7%
1236904 BC, Ltd. (c) (h) (i)	Software/Services	L+ 5.50% (5.60%), 3/4/2027	18,639	18,079	18,276	1.2%
Absolute Software Corp. (a) (c) (h)	Software/Services	L+ 6.00% (6.75%), 7/1/2027	46,405	45,555	45,556	3.0%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+ 6.25% (7.25%), 5/7/2027	13,772	13,526	13,527	0.9%
ADCS Clinics Intermediate Holdings, LLC (c)	Healthcare	L+ 6.25% (7.25%), 5/7/2027	2,119	2,119	2,082	0.1%
Arch Global Precision, LLC (c)	Industrials	L+ 4.50% (4.72%), 4/1/2026	2,216	2,216	2,216	0.1%
Arch Global Precision, LLC (c) (h) (i)	Industrials	L+ 4.50% (4.72%), 4/1/2026	7,556	7,526	7,556	0.5%
Arctic Holdco, LLC (c)	Paper & Packaging	L+ 6.00% (7.00%), 12/23/2026	6,938	6,938	6,834	0.6%
Arctic Holdco, LLC (c)	Paper & Packaging	L+ 6.00% (7.00%), 12/23/2026	1,015	1,015	1,000	0.1%
Arctic Holdco, LLC (c) (h) (i)	Paper & Packaging	L+ 6.00% (7.00%), 12/23/2026	51,003	49,921	50,238	3.3%
Armada Parent, Inc. (c) (h)	Industrials	L+ 5.75% (6.50%), 10/29/2027	45,169	44,292	44,293	2.9%
Armada Parent, Inc. (c)	Industrials	L+ 5.75% (6.50%), 10/29/2027	452	452	443	0.0%
Aventine Holdings, LLC (c)	Media/Entertainment	10.25%, 6/18/2027	22,439	21,881	21,880	1.5%
Aventine Holdings, LLC (c)	Media/Entertainment	L+ 6.00% (6.75%), 6/18/2027	25,159	24,658	24,658	1.6%
Axiom Global, Inc. (c) (h) (i)	Business Services	L+ 4.75% (5.50%), 10/1/2026	20,525	20,370	20,525	1.4%
BCPE Oceandrive Buyer, Inc. (c) (i)	Healthcare	L+ 6.25% (7.00%), 12/29/2028	20,550	20,088	20,088	1.3%
Bearcat Buyer, Inc. (c) (i)	Healthcare	L+ 4.25% (5.25%), 7/9/2026	151	151	151	0.0%
Bearcat Buyer, Inc. (c) (i)	Healthcare	L+ 4.25% (5.25%), 7/9/2026	726	726	726	0.0%
Black Mountain Sand, LLC (c)	Energy	L+ 9.00% (10.50%), 6/28/2024	17,145	17,071	17,145	1.1%
Capstone Logistics (c)	Transportation	L+ 4.75% (5.75%), 11/12/2027	1,127	1,127	1,127	0.1%
Capstone Logistics (c) (h)	Transportation	L+ 4.75% (5.75%), 11/12/2027	19,208	19,053	19,208	1.3%
Capstone Logistics (c)	Transportation	P+ 3.75% (7.00%), 11/12/2025	278	278	278	0.0%
CDS U.S. Intermediate Holdings, Inc. (a) (h) (i) (p)	Media/Entertainment	L+ 6.00% (7.00%), 11/24/2025	5,570	5,514	5,565	0.4%
CHA Holdings, Inc. (c) (i)	Business Services	L+ 4.50% (5.50%), 4/10/2025	520	493	520	0.0%
Chudy Group, LLC (c) (h)	Healthcare	L+ 5.75% (6.75%), 6/30/2027	20,600	20,317	20,318	1.3%
Cobblestone Intermediate Holdco, LLC (c) (i)	Consumer	L+ 5.25% (6.25%), 1/29/2026	15,014	14,927	15,014	1.0%
Cobblestone Intermediate Holdco, LLC (c)	Consumer	L+ 5.50% (6.25%), 1/29/2026	1,116	1,116	1,116	0.1%
Cold Spring Brewing, Co. (c) (h) (i)	Food & Beverage	L+ 4.75% (5.75%), 12/19/2025	7,746	7,694	7,746	0.5%
Communication Technology Intermediate, LLC (c) (h)	Business Services	L+ 5.75% (6.75%), 5/5/2027	18,072	17,750	18,072	1.2%
Communication Technology Intermediate, LLC (c)	Business Services	L+ 5.75% (6.75%), 5/5/2027	6,286	6,286	6,286	0.4%
Community Care Health Network, LLC (h)	Healthcare	L+ 4.75% (4.85%), 2/17/2025	8	7	7	0.0%
Corfin Industries, LLC (c) (h) (i)	Industrials	L+ 5.75% (6.75%), 2/5/2026	16,520	16,277	16,520	1.1%
Cornerstone Chemical, Co.	Chemicals	6.75%, 8/15/2024	14,850	14,369	13,271	0.9%
CRS-SPV, Inc. (c) (j) (o) (w)	Industrials	L+ 4.50% (5.50%), 3/8/2022	62	62	62	0.0%
Drilling Info Holdings, Inc. (c) (i)	Business Services	L+ 4.25% (4.35%), 7/30/2025	7,024	6,833	7,024	0.5%
Dynagrid Holdings, LLC (c)	Utilities	L+ 6.00% (7.00%), 12/18/2025	679	679	679	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Dynagrid Holdings, LLC (c) (i)	Utilities	L+ 6.00% (7.00%), 12/18/2025	$14,336	$14,101	$14,336	0.9%
FGT Purchaser, LLC (c) (h)	Consumer	L+ 5.50% (6.50%), 9/13/2027	21,445	21,038	21,038	1.4%
FGT Purchaser, LLC (c)	Consumer	L+ 5.50% (6.50%), 9/13/2027	643	643	631	0.0%
Foresight Energy Operating, LLC (c) (p)	Energy	L+ 8.00% (9.50%), 6/30/2027	1,091	1,091	1,102	0.1%
Galway Borrower, LLC (c) (h)	Financials	L+ 5.25% (6.00%), 9/29/2028	26,354	25,878	25,845	1.7%
Gold Standard Baking, Inc. (c) (t)	Food & Beverage	P+ 5.50% (8.75%) 2.00% PIK, 7/25/2022	2,515	2,176	755	0.1%
Green Energy Partners/Stonewall, LLC	Utilities	L+ 6.00% (6.50%), 11/12/2026	10,339	10,138	10,235	0.7%
Health Plan One, Inc. (c) (j)	Financials	L+ 7.50% (8.50%), 7/15/2025	10,695	10,317	10,695	0.7%
Higginbotham Insurance Agency, Inc. (c) (h)	Financials	L+ 5.50% (6.25%), 11/25/2026	11,521	11,380	11,521	0.8%
Higginbotham Insurance Agency, Inc. (c)	Financials	L+ 5.50% (6.25%), 11/25/2026	4,091	4,091	4,091	0.3%
Hospice Care Buyer, Inc. (c)	Healthcare	L+ 6.50% (7.50%), 12/9/2026	4,579	4,579	4,527	0.3%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+ 6.50% (7.50%), 12/9/2026	24,561	23,956	24,283	1.6%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+ 6.50% (7.50%), 12/9/2026	18,191	17,804	17,986	1.2%
Hospice Care Buyer, Inc. (c)	Healthcare	P+ 5.50% (8.75%), 12/9/2026	1,705	1,705	1,686	0.1%
ICR Operations, LLC (c) (h)	Business Services	L+ 5.50% (6.50%), 11/22/2028	42,773	41,931	41,930	2.8%
ICR Operations, LLC (c)	Business Services	L+ 5.25% (6.25%), 11/22/2027	3,089	3,089	3,028	0.2%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+ 5.25% (6.25%), 7/31/2024	45	45	45	0.0%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	L+ 5.25% (6.25%), 7/31/2024	820	812	820	0.1%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	L+ 5.25% (6.25%), 7/31/2024	26,837	26,699	26,837	1.8%
Ideal Tridon Holdings, Inc. (c) (j)	Industrials	L+ 5.25% (6.25%), 7/31/2023	883	883	883	0.1%
IG Investments Holdings, LLC (c) (h)	Business Services	L+ 6.00% (6.75%), 9/22/2028	17,807	17,465	17,465	1.2%
IG Investments Holdings, LLC (c)	Business Services	L+ 6.00% (6.75%), 9/22/2027	695	695	682	0.0%
Integrated Efficiency Solutions, Inc. (c) (o) (w)	Industrials	7.50%, 12/31/2025	1,436	1,436	1,436	0.1%
Integrated Efficiency Solutions, Inc. (c) (o) (w)	Industrials	7.50%, 12/31/2025	131	131	131	0.0%
Integrated Global Services, Inc. (c) (i)	Industrials	L+ 6.00% (7.00%), 2/4/2026	11,385	11,230	10,928	0.7%
Integrated Global Services, Inc. (c) (j)	Industrials	L+ 6.00% (7.00%), 2/4/2026	1,622	1,622	1,556	0.1%
Internap Corp. (c) (h) (p)	Business Services	L+ 6.50% (7.50%) 5.50% PIK, 5/8/2025	6,294	6,294	5,475	0.4%
International Cruise & Excursions, Inc. (c) (i)	Business Services	L+ 5.25% (6.25%), 6/6/2025	4,900	4,874	4,459	0.3%
K2 Intelligence Holdings, Inc. (c) (h) (i)	Business Services	L+ 5.75% (6.75%), 9/23/2024	10,251	10,140	9,539	0.6%
Kaman Distribution Corp. (c) (h) (i)	Industrials	L+ 5.00% (5.10%), 8/26/2026	20,448	19,219	20,448	1.4%
KidKraft, Inc. (c) (w)	Consumer	L+ 5.00% (6.00%), 8/15/2022	1,060	680	1,060	0.1%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,983	2,983	2,871	0.2%
Knowledge Pro Buyer, Inc. (c) (i)	Business Services	L+ 5.75% (6.50%), 12/10/2027	24,800	24,309	24,309	1.6%
Knowledge Pro Buyer, Inc. (c)	Business Services	L+ 5.75% (6.50%), 12/10/2027	607	607	595	0.0%
Labrie Environmental Group, LLC (a) (c) (h)	Industrials	L+ 5.50% (6.50%), 9/1/2026	22,580	22,229	22,580	1.5%
Lakeland Tours, LLC (c) (h) (i)	Education	L+ 7.50% (8.75%) 6.00% PIK, 9/25/2025	3,565	3,548	3,565	0.2%
Lakeland Tours, LLC (c) (h) (i)	Education	L+ 7.50% (8.75%) 6.00% PIK, 9/25/2025	4,321	3,955	3,889	0.3%
Lakeland Tours, LLC (c) (h)	Education	L+ 12.00% (13.25%) 6.00% PIK, 9/25/2023	1,875	1,875	1,875	0.1%
Lakeland Tours, LLC (c) (h) (i)	Education	13.25% PIK, 9/27/2027	4,700	3,010	3,290	0.2%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Lakeview Health Holdings, Inc. (c) (o) (w)	Healthcare	P+ 6.00% (9.25%), 10/15/2024	$414	$414	$414	0.0%
Lakeview Health Holdings, Inc. (c) (o) (t) (w)	Healthcare	P+ 4.50% (7.75%) PIK, 10/15/2024	1,576	600	584	0.0%
LightSquared, LP	Telecom	15.50% PIK, 11/1/2023	1,794	1,794	1,471	0.1%
Manna Pro Products, LLC (c)	Consumer	L+ 6.00% (7.00%), 12/10/2026	4,033	4,033	4,033	0.3%
Manna Pro Products, LLC (c) (i)	Consumer	L+ 6.00% (7.00%), 12/10/2026	33,250	32,596	33,250	2.2%
Manna Pro Products, LLC (c)	Consumer	L+ 6.00% (7.00%), 12/10/2026	744	744	744	0.0%
McDonald Worley, P.C. (c)	Business Services	26.00% PIK, 12/31/2024	12,080	12,080	11,826	0.8%
MCS Acquisition Corp. (c)	Business Services	L+ 6.00% (7.00%), 10/2/2025	780	780	780	0.1%
Medical Depot Holdings, Inc. (c) (h) (i)	Healthcare	L+ 9.50% (10.50%) 4.00% PIK, 6/2/2025	19,929	19,510	19,630	1.3%
Medical Management Resource Group, LLC (c) (h)	Healthcare	L+ 5.75% (6.50%), 9/30/2027	16,139	15,830	15,829	1.0%
MGTF Radio Company, LLC (c) (j) (o)	Media/Entertainment	L+ 6.00% (7.00%), 4/1/2024	51,596	51,529	42,567	2.8%
Midwest Can Company, LLC (c) (h) (i)	Paper & Packaging	L+ 6.00% (7.00%), 3/2/2026	32,385	31,896	32,385	2.1%
Midwest Can Company, LLC (c) (j)	Paper & Packaging	L+ 6.00% (7.00%), 3/2/2026	565	565	565	0.0%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+ 6.50% (7.50%), 3/15/2024	11,346	11,246	11,346	0.8%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+ 6.50% (7.50%), 3/15/2024	10,377	10,269	10,377	0.7%
Ministry Brands, LLC (c) (i)	Software/Services	L+ 4.00% (5.00%), 12/2/2022	5,610	5,585	5,610	0.4%
Mintz Group, LLC (c) (i)	Business Services	L+ 4.25% (5.25%), 3/18/2026	3,986	3,958	3,986	0.3%
Mirra-Primeaccess Holdings, LLC (c) (h)	Healthcare	L+ 6.50% (7.50%), 7/29/2026	49,321	48,419	49,321	3.3%
Muth Mirror Systems, LLC (c) (h) (i)	Technology	L+ 5.25% (6.25%), 4/23/2025	15,140	14,973	14,032	0.9%
New Star Metals, Inc. (c) (h) (i)	Industrials	L+ 5.00% (6.00%), 1/9/2026	32,817	32,335	32,817	2.2%
Norvax, LLC (a) (c)	Business Services	L+ 6.50% (7.50%), 9/13/2024	893	893	893	0.1%
NTM Acquisition Corp. (c) (h) (i)	Media/Entertainment	L+ 7.25% (8.25%) 1.00% PIK, 6/7/2024	21,678	21,655	21,093	1.4%
Odessa Technologies, Inc. (c) (h)	Software/Services	L+ 5.75% (6.50%), 10/19/2027	14,451	14,172	14,172	0.9%
Olaplex, Inc. (c) (h) (i)	Consumer	L+ 6.25% (7.25%), 1/8/2026	16,792	16,567	16,792	1.1%
ORG GC Holdings, LLC (c) (o)	Business Services	L+ 6.50% (7.50%) PIK, 11/24/2026	8,343	8,343	8,343	0.6%
Pie Buyer, Inc. (c) (i)	Food & Beverage	L+ 5.50% (6.50%), 4/5/2027	28,390	27,644	28,390	1.9%
Pie Buyer, Inc. (c)	Food & Beverage	L+ 5.50% (6.50%), 4/5/2027	1,471	1,471	1,471	0.1%
Pilot Air Freight, LLC (c) (i)	Transportation	L+ 5.25% (6.25%), 7/25/2024	8,964	8,859	8,964	0.6%
Pilot Air Freight, LLC (c)	Transportation	L+ 5.25% (6.25%), 7/25/2024	2,326	2,326	2,326	0.2%
PlayPower, Inc. (c) (h) (i)	Industrials	L+ 5.50% (5.72%), 5/8/2026	23,961	23,737	22,786	1.5%
Pluralsight, LLC (c) (h)	Software/Services	L+ 8.00% (9.00%), 4/6/2027	18,826	18,496	18,481	1.2%
Pluralsight, LLC (c) (h)	Software/Services	L+ 8.00% (9.00%), 4/6/2027	6,728	6,605	6,605	0.4%
Point Broadband Acquisition, LLC (c) (h)	Telecom	L+ 6.00% (7.00%), 9/29/2028	19,340	18,874	18,874	1.3%
Premier Global Services, Inc. (c) (t)	Telecom	P+ 5.50% (8.75%), 6/8/2023	5,024	4,908	251	0.0%
Premier Global Services, Inc. (c)	Telecom	P+ 5.50% (8.75%), 3/31/2022	969	969	969	0.1%
Prototek, LLC (c) (h)	Industrials	L+ 5.75% (6.75%), 10/20/2026	11,172	10,971	11,060	0.7%
Prototek, LLC (c)	Industrials	L+ 5.75% (6.75%), 10/20/2026	1,242	1,242	1,229	0.1%
PSKW, LLC (c) (h) (i)	Healthcare	L+ 6.25% (7.25%), 3/9/2026	29,475	28,961	29,475	2.0%
PT Network, LLC (c) (h)	Healthcare	L+ 7.50% (8.50%) 2.00% PIK, 11/30/2023	17,179	17,142	17,179	1.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
PT Network, LLC (c)	Healthcare	L+ 7.50% (8.50%) 2.00% PIK, 11/30/2023	$395	$395	$395	0.0%
Questex, Inc. (c) (h) (i)	Media/Entertainment	L+ 5.00% (6.00%), 9/9/2024	15,665	15,525	14,257	0.9%
Questex, Inc. (c) (j)	Media/Entertainment	L+ 5.00% (6.00%), 9/9/2024	1,550	1,550	1,410	0.1%
Reddy Ice Corp. (c) (j)	Food & Beverage	L+ 6.50% (7.50%), 7/1/2025	1,807	1,795	1,772	0.1%
Reddy Ice Corp. (c)	Food & Beverage	L+ 6.50% (7.50%), 7/1/2025	1,476	1,476	1,447	0.1%
Reddy Ice Corp. (c)	Food & Beverage	L+ 6.50% (7.50%), 7/1/2025	4,844	4,845	4,707	0.3%
Reddy Ice Corp. (c) (h) (i)	Food & Beverage	L+ 6.50% (7.50%), 7/1/2025	19,147	18,812	18,774	1.2%
Refresh Parent Holdings, Inc. (c)	Healthcare	L+ 6.50% (7.50%), 12/9/2026	3,035	3,035	3,035	0.2%
Refresh Parent Holdings, Inc. (c) (h)	Healthcare	L+ 6.50% (7.50%), 12/9/2026	9,487	9,277	9,487	0.6%
Refresh Parent Holdings, Inc. (c) (h)	Healthcare	L+ 6.50% (7.50%), 12/9/2026	1,159	1,136	1,136	0.1%
Refresh Parent Holdings, Inc. (c)	Healthcare	P+ 5.50% (8.75%), 12/9/2026	406	406	406	0.0%
Relativity Oda, LLC (c) (i)	Software/Services	L+ 7.50% (8.50%) PIK, 5/12/2027	4,885	4,781	4,787	0.3%
REP TEC Intermediate Holdings, Inc. (c) (h) (i)	Software/Services	L+ 6.50% (7.50%), 12/1/2027	28,236	27,758	27,717	1.8%
Resco Products, Inc. (c)	Industrials	L+ 7.00% (9.00%) 2.00% PIK, 6/5/2022	9,376	9,376	9,376	0.6%
Roadsafe Holdings, Inc. (c) (i)	Industrials	L+ 5.75% (6.75%), 10/19/2027	7,832	7,692	7,692	0.5%
Roadsafe Holdings, Inc. (c)	Industrials	P+ 4.75% (8.00%), 10/19/2027	2,879	2,879	2,828	0.2%
RSC Acquisition, Inc. (c)	Financials	L+ 5.50% (6.25%), 10/30/2026	4,249	4,249	4,208	0.3%
RSC Acquisition, Inc. (c)	Financials	L+ 5.50% (6.25%), 10/30/2026	1,293	1,293	1,280	0.1%
RSC Acquisition, Inc. (c) (i)	Financials	L+ 5.50% (6.25%), 10/30/2026	1,847	1,829	1,829	0.1%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	L+ 6.00% (6.75%), 11/18/2027	33,324	32,671	32,671	2.2%
Saturn SHC Buyer Holdings, Inc. (c)	Healthcare	P+ 5.00% (8.25%), 11/18/2027	3,332	3,332	3,267	0.2%
SCIH Salt Holdings, Inc. (c)	Industrials	L+ 4.00% (5.00%), 3/17/2025	1,030	1,030	978	0.1%
Sherlock Buyer Corp. (c) (i)	Business Services	L+ 5.75% (6.50%), 12/8/2028	11,124	10,904	10,904	0.7%
Simplifi Holdings, Inc. (c) (h)	Media/Entertainment	L+ 5.50% (6.25%), 10/1/2027	35,460	34,781	34,779	2.3%
Skillsoft Corp. (a) (h)	Technology	L+ 4.75% (5.50%), 7/14/2028	1,460	1,440	1,462	0.1%
St. Croix Hospice Acquisition Corp. (c) (i)	Healthcare	L+ 6.00% (7.00%), 10/30/2026	25,680	25,267	25,680	1.7%
Striper Buyer, LLC (c) (h)	Paper & Packaging	L+ 5.50% (6.25%), 12/30/2026	12,393	12,287	12,393	0.8%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+ 7.00% (8.00%), 3/29/2023	4,697	4,663	4,697	0.3%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+ 7.00% (8.00%), 3/29/2023	7,916	7,877	7,916	0.5%
Subsea Global Solutions, LLC (c) (j)	Business Services	L+ 7.00% (8.00%), 3/29/2023	963	963	963	0.1%
SunMed Group Holdings, LLC (c) (h)	Healthcare	L+ 5.75% (6.50%), 6/16/2028	9,054	8,908	8,909	0.6%
SunMed Group Holdings, LLC (c)	Healthcare	L+ 5.75% (6.50%), 6/16/2027	96	96	95	0.0%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+ 6.00% (10.00%) PIK, 3/31/2022	6,633	3,833	464	0.0%
Tax Defense Network, LLC (c) (p) (t)	Consumer	10.00% PIK, 3/31/2022	3,678	2,986	3,678	0.3%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+ 6.00% (10.00%) PIK, 3/31/2022	37,368	21,646	2,616	0.2%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+ 4.00% (4.75%), 5/18/2028	3,475	3,459	3,475	0.2%
Tillamook Country Smoker, LLC (c) (h)	Food & Beverage	L+ 7.75% (8.75%), 5/19/2022	9,629	9,618	8,493	0.6%
Tillamook Country Smoker, LLC (c) (j)	Food & Beverage	L+ 7.75% (8.75%), 5/19/2022	2,561	2,561	2,259	0.1%
Trilogy International Partners, LLC (a)	Telecom	8.88%, 5/15/2023	15,510	15,240	15,359	1.0%
Trilogy International Partners, LLC (a) (c) (h)	Telecom	10.00%, 5/1/2022	6,298	6,235	6,298	0.4%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+ 5.25% (6.00%), 6/29/2027	$20,424	$20,050	$20,050	1.3%
Trinity Air Consultants Holdings Corp. (c)	Business Services	L+ 5.25% (6.00%), 6/29/2027	1,594	1,594	1,565	0.1%
Triple Lift, Inc. (c) (i)	Software/Services	L+ 5.75% (6.50%), 5/8/2028	22,983	22,566	22,983	1.5%
University of St. Augustine Acquisition Corp. (c) (h) (i)	Education	L+ 4.25% (5.25%), 2/2/2026	23,520	23,177	23,520	1.6%
Urban One, Inc.	Media/Entertainment	7.38%, 2/1/2028	1,561	1,561	1,613	0.1%
US Oral Surgery Management Holdco, LLC (c)	Healthcare	L+ 5.50% (6.25%), 11/18/2027	428	428	420	0.0%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare	L+ 5.50% (6.25%), 11/18/2027	12,173	11,934	11,934	0.8%
US Salt Investors, LLC (c) (h)	Chemicals	L+ 5.50% (6.25%), 7/19/2028	20,133	19,756	19,757	1.3%
Vantage Mobility International, LLC (c) (p) (t) (w)	Transportation	L+ 6.00% (7.00%), 3/21/2024	1,897	251	251	0.0%
Vantage Mobility International, LLC (c) (p) (w)	Transportation	L+ 6.00% (7.00%), 3/21/2024	244	244	244	0.0%
Vensure Employer Services, Inc. (c) (i)	Business Services	L+ 4.75% (5.50%), 3/26/2027	9,614	9,536	9,614	0.6%
Westwood Professional Services, Inc. (c)	Business Services	L+ 6.00% (7.00%), 5/26/2026	1,007	1,007	982	0.1%
Westwood Professional Services, Inc. (c) (i)	Business Services	L+ 6.00% (7.00%), 5/26/2026	8,648	8,495	8,431	0.6%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	L+ 5.75% (6.50%), 6/22/2028	29,420	28,876	28,876	1.9%
WHCG Purchaser III, Inc. (c)	Healthcare	L+ 5.75% (6.50%), 6/22/2028	919	919	902	0.1%
WIN Holdings III Corp. (c) (h)	Consumer	L+ 5.75% (6.50%), 7/16/2028	31,627	31,036	31,035	2.1%
WIN Holdings III Corp. (c)	Consumer	L+ 5.75% (6.50%), 7/16/2026	556	556	546	0.0%
WMK, LLC (c) (j)	Business Services	L+ 5.75% (6.75%), 9/5/2025	2,558	2,550	2,558	0.2%
WMK, LLC (c)	Business Services	L+ 5.75% (6.75%), 9/5/2025	352	350	352	0.0%
WMK, LLC (c) (h) (i)	Business Services	L+ 5.75% (6.75%), 9/5/2025	18,912	18,714	18,912	1.3%
WMK, LLC (c) (j)	Business Services	L+ 5.75% (6.75%), 9/5/2024	2,618	2,618	2,618	0.2%
Subtotal Senior Secured First Lien Debt				$1,865,403	$1,831,170	121.3%

Senior Secured Second Lien Debt - 16.2% (b)
Accentcare, Inc. (c) (h)	Healthcare	L+ 8.75% (9.50%), 6/21/2027	$30,152	$29,588	$30,152	2.0%
Anchor Glass Container Corp. (c) (j)	Paper & Packaging	L+ 7.75% (8.75%), 12/6/2024	6,667	6,615	2,003	0.1%
Aruba Investments Holdings, LLC (i)	Chemicals	L+ 7.75% (8.50%), 11/24/2028	3,759	3,710	3,765	0.2%
Astro AB Merger Sub, Inc. (a) (c) (h)	Financials	L+ 8.00% (9.00%), 4/30/2025	8,162	8,138	8,162	0.5%
Carlisle FoodService Products, Inc. (c) (h)	Consumer	L+ 7.75% (8.75%), 3/20/2026	10,719	10,606	10,166	0.7%
CDS U.S. Intermediate Holdings, Inc. (a) (p)	Media/Entertainment	L+ 8.00% (9.00%) 7.00% PIK, 11/24/2027	10,324	10,271	10,262	0.7%
CommerceHub, Inc. (c) (h)	Technology	L+ 7.00% (7.75%), 12/29/2028	12,360	12,306	12,125	0.8%
Corelogic, Inc. (h)	Business Services	L+ 6.50% (7.00%), 6/4/2029	10,808	10,707	10,882	0.7%
HAH Group Holding Company, LLC (c) (h)	Healthcare	L+ 8.50% (9.50%), 10/30/2028	12,445	12,180	12,445	0.8%
Integrated Efficiency Solutions, Inc. (c) (o) (w)	Industrials	10.00% PIK, 12/31/2026	1,436	780	780	0.1%
Mercury Merger Sub, Inc. (c) (h)	Business Services	L+ 6.50% (7.00%), 8/2/2029	13,965	13,855	13,965	0.9%
MLN US Holdco, LLC (a) (c) (h) (i)	Technology	L+ 8.75% (8.85%), 11/30/2026	3,000	2,963	2,699	0.2%
ORG GC Holdings, LLC (c) (o)	Business Services	18.00% PIK, 11/24/2027	3,439	3,439	3,439	0.2%
PetVet Care Centers, LLC (c) (h)	Healthcare	L+ 6.25% (6.35%), 2/13/2026	3,539	3,530	3,539	0.2%
Project Boost Purchaser, LLC (c) (j)	Business Services	L+ 8.00% (8.10%), 5/31/2027	1,848	1,848	1,848	0.1%
Proofpoint, Inc. (c) (h)	Software/Services	L+ 6.25% (6.75%), 8/31/2029	8,541	8,500	8,541	0.6%
QuickBase, Inc. (c)	Technology	L+ 8.00% (8.10%), 4/2/2027	7,484	7,386	7,484	0.5%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
RealPage, Inc. (c) (i)	Software/Services	L+ 6.50% (7.25%), 4/23/2029		$13,647	$13,460	$13,756	0.9%
Recess Holdings, Inc. (c) (h)	Industrials	L+ 7.75% (8.75%), 9/29/2025		16,134	16,003	16,134	1.1%
River Cree Enterprises, LP (a) (c) (m)	Gaming/Lodging	10.00%, 5/17/2025	CAD	21,275	16,493	16,836	1.1%
SSH Group Holdings, Inc. (c) (h)	Education	L+ 8.25% (8.38%), 7/30/2026		10,122	10,064	10,122	0.7%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+ 6.75% (7.50%), 5/18/2029		3,275	3,245	3,275	0.2%
Travelpro Products, Inc. (a) (c) (w)	Consumer	14.00%, 10.75% PIK, 11/21/2022		2,861	2,861	2,282	0.2%
Travelpro Products, Inc. (a) (c) (m) (w)	Consumer	13.00%, 2.00% PIK, 11/21/2022	CAD	3,304	2,557	2,086	0.2%
USIC Holdings, Inc. (c) (h)	Business Services	L+ 6.50% (7.25%), 5/14/2029		5,798	5,744	5,798	0.4%
Vantage Mobility International, LLC (c) (p) (t) (w)	Transportation	L+ 6.00% (7.00%), 3/21/2024		1,134	17	17	0.0%
Vantage Mobility International, LLC (c) (p) (t) (w)	Transportation	L+ 6.00% (7.00%) PIK, 3/21/2024		3,578	2,914	—	—%
Victory Buyer, LLC (c) (h)	Industrials	L+ 7.00% (7.50%), 11/15/2029		31,686	31,369	31,369	2.1%
Subtotal Senior Secured Second Lien Debt					$251,149	$243,932	16.2%

Subordinated Debt - 7.8% (b)
Del Real, LLC (c) (t) (w)	Food & Beverage	14.50%, 2.00% PIK, 4/1/2023		$4,239	$3,131	$3,576	0.2%
Encina Equipment Finance, LLC (c) (o)	Financials	L+ 7.75% (9.00%), 12/31/2028		38,100	37,964	37,964	2.5%
Park Ave RE Holdings, LLC (c) (j) (o) (v)	Financials	13.00%, 12/30/2022		1,537	1,537	1,537	0.1%
Siena Capital Finance, LLC (c) (j) (o) (z)	Financials	12.50%, 11/27/2026		75,000	74,995	75,000	5.0%
Subtotal Subordinated Debt					$117,627	$118,077	7.8%

Collateralized Securities - 2.5% (b)
Collateralized Securities - Debt Investments
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (j) (p)	Diversified Investment Vehicles	L+ 7.50% (7.63%), 1/20/2027		$10,728	$9,945	$8,237	0.6%
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (j) (p)	Diversified Investment Vehicles	L+ 11.00% (11.12%), 4/25/2031		4,750	4,585	4,575	0.3%
Whitehorse, Ltd. 2014-1A E (a) (c) (p)	Diversified Investment Vehicles	L+ 4.55% (4.68%), 5/1/2026		8,000	7,899	7,171	0.5%
Collateralized Securities - Equity Investments (n)
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 1/20/2027		$31,575	$6,285	$—	—%
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (j) (k) (p)	Diversified Investment Vehicles	23.85%, 4/25/2031		31,603	15,223	17,114	1.1%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 3/20/2025		1,970	47	—	—%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026		1,886	134	—	—%
Whitehorse, Ltd. 2014-1A SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026		36,000	6,965	—	—%
Subtotal Collateralized Securities					$51,083	$37,097	2.5%

Equity/Other - 36.3% (b) (d)
Aden & Anais Holdings, Inc. (c) (e) (w)	Retail			4,470	$—	$—	—%
Answers Corp. (c) (e) (p)	Media/Entertainment			908,911	10,643	145	0.0%
Baker Hill Acquisition, LLC (c) (e) (w)	Financials			22,653	—	—	—%
Black Mountain Sand, LLC (c) (e) (u)	Energy			55,463	—	478	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
CDS U.S. Intermediate Holdings, Inc. (a) (e) (p)	Media/Entertainment		539,708	$1,224	$5,442	0.4%
CDS U.S. Intermediate Holdings, Inc. (a) (c) (e) (p)	Media/Entertainment		874,000	437	2,884	0.2%
Clover Technologies Group, LLC (c) (e)	Industrials		180,274	1,153	29	0.0%
Clover Technologies Group, LLC (c) (e)	Industrials		2,753	275	627	0.0%
CRS-SPV, Inc. (c) (e) (j) (o) (w)	Industrials		246	2,219	1,266	0.1%
Danish CRJ, Ltd. (a) (c) (e) (o) (r)	Transportation		5,002	—	—	—%
Data Source Holdings, LLC (c) (e) (w)	Business Services		10,617	140	276	0.0%
Del Real, LLC (c) (e) (u) (w)	Food & Beverage		670,510	382	—	—%
Dyno Acquiror, Inc. (c) (e) (w)	Consumer		134,102	58	107	0.0%
Encina Equipment Finance, LLC (c) (e) (o) (u)	Financials		79,479,085	81,693	81,693	5.4%
FBLC Senior Loan Fund, LLC (a) (c) (o) (z)	Diversified Investment Vehicles		304,934	304,934	304,934	20.2%
First Eagle Greenway Fund II, LLC (a) (j) (p)	Diversified Investment Vehicles		5,329	4,049	464	0.0%
Foresight Energy Operating, LLC (c) (e) (p) (u)	Energy		158,093	2,087	3,965	0.3%
HemaSource, Inc. (c) (e) (w)	Healthcare		223,503	168	268	0.0%
Integrated Efficiency Solutions, Inc. (c) (e) (o)	Industrials		55,991	—	—	—%
Integrated Efficiency Solutions, Inc. (c) (e) (o)	Industrials		57,427	—	—	—%
Internap Corp (c) (e) (p)	Business Services		1,293,189	543	1,552	0.1%
Jakks Pacific, Inc. (e) (p) (s)	Consumer		237,436	2,385	2,412	0.2%
Jakks Pacific, Inc. (c) (e) (p)	Consumer		5,303	185	785	0.1%
Kahala Ireland OpCo Designated Activity Company (a) (c) (o) (y)	Transportation		1	—	23,732	1.6%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (o) (y)	Transportation		3,250,000	—	3,250	0.2%
Kahala US OpCo, LLC (a) (c) (e) (o) (x)	Transportation	13.00%	4,413,472	—	—	—%
KidKraft, Inc. (c) (e) (u) (w)	Consumer		2,682,257	—	1,048	0.1%
Lakeview Health Holdings, Inc. (c) (e) (o) (w)	Healthcare		5,272	—	—	—%
McDonald Worley, P.C. (c) (e)	Business Services		248,600	104	1,272	0.1%
MCS Acquisition Corp. (c) (e)	Business Services		31,521	4,103	2,431	0.2%
MGTF Holdco, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Motor Vehicle Software Corp. (c) (e) (w)	Business Services		223,503	318	386	0.0%
New Constellis Holdings Inc. (c) (e) (w)	Business Services		2,316	67	—	—%
ORG GC Holdings, LLC (c) (e) (o)	Business Services		93,380	212	212	0.0%
ORG GC Holdings, LLC (c) (e) (o)	Business Services		1,771	—	—	—%
Park Ave RE Holdings, LLC (c) (e) (j) (o) (v)	Financials		719	1,623	4,461	0.3%
PennantPark Credit Opportunities Fund II, LP (a) (p)	Diversified Investment Vehicles		8,739	3,936	4,953	0.3%
Point Broadband Acquisition, LLC (c) (e)	Telecom		2,099,333	2,099	2,099	0.1%
PT Network, LLC (c) (e) (u)	Healthcare		3	—	2,813	0.2%
RMP Group, Inc. (c) (e) (u) (w)	Financials		223	164	340	0.0%
Schweiger Dermatology Group, LLC (c) (e) (u) (w)	Healthcare		265,024	—	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2021
Portfolio Company (f) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Siena Capital Finance, LLC (c) (j) (o) (z)	Financials		41,789,400	$42,499	$65,609	4.3%
Skillsoft Corp (a) (e) (s)	Technology		248,712	2,636	2,275	0.2%
Smile Brands, Inc. (c) (w)	Healthcare		712	—	1,437	0.1%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
Tap Rock Resources, LLC (c) (g) (p) (u)	Energy		18,356,442	6,490	8,742	0.6%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		633,382	—	—	—%
Team Waste, LLC (c) (e) (p) (u) (w)	Industrials		128,483	2,569	3,073	0.2%
Tennenbaum Waterman Fund, LP (a) (j) (p)	Diversified Investment Vehicles		10,000	10,000	9,764	0.6%
Travelpro Products, Inc. (a) (c) (e) (w)	Consumer		447,007	506	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		39,769	132	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		4,206	31	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		99,236	—	—	—%
United Biologics, LLC (c) (e) (u) (w)	Healthcare		223	35	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		490	490	510	0.0%
USASF Holdco, LLC (c) (e) (u)	Financials		139	139	278	0.0%
Vantage Mobility International, LLC (c) (e) (p) (w)	Transportation		512,923	—	—	—%
Vantage Mobility International, LLC (c) (e) (p) (w)	Transportation		4,439,484	3,140	—	—%
Vantage Mobility International, LLC (c) (e) (p) (w)	Transportation		1,940,977	—	—	—%
World Business Lenders, LLC (c) (e)	Financials		922,669	3,750	2,676	0.2%
WPNT, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Wythe Will Tzetzo, LLC (c) (e) (u) (w)	Food & Beverage		22,312	302	—	—%
YummyEarth, Inc. (c) (e) (w)	Food & Beverage		223	—	—	—%
Subtotal Equity/Other				$498,355	$548,688	36.3%

TOTAL INVESTMENTS - 184.1% (b)				$2,783,617	$2,778,964	184.1%
December 31, 2021

Forward foreign currency contracts:
Counterparty	Contract to Deliver	In Exchange For	Maturity Date	Unrealized Depreciation
Goldman Sachs International	CAD21,807	$17,388	2/17/2022	$266
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
For the year ended December 31, 2022

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
The Company’s investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. The Company invests primarily in first and second lien senior secured loans and mezzanine debt issued by middle market companies. The Company defines middle market companies as those with EBITDA of between $25 million and $100 million annually. The Company also purchases interests in loans through secondary market transactions. First and second lien secured loans generally are senior debt instruments that rank ahead of subordinated debt and equity in bankruptcy priority and are generally secured by liens on the operating assets of a borrower, which may include inventory, receivables, plant, property, and equipment. Mezzanine debt is subordinated to senior loans and is generally unsecured. The Company may invest in the equity and junior debt tranches of collateralized loan obligation investment vehicles (“Collateralized Securities” or "CLOs"). CLOs are entities that are formed to manage a portfolio of senior secured loans made to companies whose debt is typically rated below investment grade or, in limited circumstances, unrated. The senior secured loans within these Collateralized Securities meet specified credit and diversity criteria and are subject to concentration limitations in order to create a diverse investment portfolio. In most cases, companies to whom the Company provides customized financing solutions will be privately held at the time the Company invests in them.
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
On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. As of December 31, 2022, the Company had issued 262.6 million shares of common stock for gross proceeds of $2.6 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of December 31, 2022, the Company had repurchased a cumulative 34.0 million shares of common stock through its share repurchase program for payments of $282.8 million.
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
For the year ended December 31, 2022

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
Certain prior period information has been reclassified to conform to the current period presentation. The reclassification has no effect on the Company's financial position or the results of operations as previously reported.
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
For the year ended December 31, 2022

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
For the year ended December 31, 2022

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
Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. For the years ended December 31, 2022, 2021, and 2020 the Company did not incur any offering costs subject to the Adviser limitation.
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
For the year ended December 31, 2022

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
For the year ended December 31, 2022

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
For investments for which Level 1 inputs, such as quoted prices, were not available at December 31, 2022 and December 31, 2021, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at December 31, 2022 and December 31, 2021 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the year ended December 31, 2022

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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

The following table presents fair value measurements of investments, by major class, as of December 31, 2022, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$18,313	$1,976,960	$—	$1,995,273
Senior Secured Second Lien Debt	—	23,970	179,329	—	203,299
Subordinated Debt	—	—	134,958	—	134,958
Collateralized Securities	—	—	30,288	—	30,288
Equity/Other	323	6,032	189,816	10,221	206,392
FBLC Senior Loan Fund, LLC	—	—	304,934	—	304,934
Total	$323	$48,315	$2,816,285	$10,221	$2,875,144
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2022:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other (1)	Total
Balance as of December 31, 2021	$1,779,316	$219,023	$118,077	$37,097	$523,378	$2,676,891
Purchases and other adjustments to cost	492,616	2,919	32,653	513	866	529,567
Sales and repayments	(291,141)	(19,832)	(15,537)	(3,509)	(24,574)	(354,593)
Net realized gain (loss)	1,587	(113)	—	—	3,032	4,506
Transfers in	10,243	10,882	—	—	—	21,125
Transfers out	—	(22,297)	—	—	(2,884)	(25,181)
Net change in unrealized depreciation on investments	(15,661)	(11,253)	(235)	(3,813)	(5,068)	(36,030)
Balance as of December 31, 2022	$1,976,960	$179,329	$134,958	$30,288	$494,750	$2,816,285
Net change in unrealized depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(16,421)	$(11,176)	$(234)	$(3,813)	$(8,173)	$(39,817)
_______________
(1) Includes FBLC's investment in FBLC Senior Loan Fund, LLC.
For the year ended December 31, 2022, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the year ended December 31, 2022, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
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
For the year ended December 31, 2022

For the year ended December 31, 2021, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the year ended December 31, 2021, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
The composition of the Company’s investments as of December 31, 2022, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$2,048,997	$1,995,273	69.4%
Senior Secured Second Lien Debt	223,193	203,299	7.1
Subordinated Debt	134,742	134,958	4.7
Collateralized Securities	48,088	30,288	1.1
Equity/Other	167,177	206,392	7.1
FBLC Senior Loan Fund, LLC	304,934	304,934	10.6
Total	$2,927,131	$2,875,144	100.0%
The composition of the Company’s investments as of December 31, 2021, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,865,403	$1,831,170	65.9%
Senior Secured Second Lien Debt	251,149	243,932	8.8
Subordinated Debt	117,627	118,077	4.2
Collateralized Securities	51,083	37,097	1.3
Equity/Other	193,421	243,754	8.8
FBLC Senior Loan Fund, LLC	304,934	304,934	11.0
Total	$2,783,617	$2,778,964	100.0%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2022. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$1,949,582	Yield Analysis	Market Yield	6.86%	56.39%	11.34%
Senior Secured First Lien Debt	18,961	Waterfall Analysis	EBITDA Multiple	4.77x	9.00x	8.99x
Senior Secured First Lien Debt	8,417	Waterfall Analysis	Revenue Multiple	0.10x	0.77x	0.32x
Senior Secured Second Lien Debt	172,697	Yield Analysis	Market Yield	10.98%	19.94%	15.46%
Senior Secured Second Lien Debt	5,872	Waterfall Analysis	EBITDA Multiple	4.80x	7.75x	6.74x
Senior Secured Second Lien Debt (b)	760	Waterfall Analysis	Revenue Multiple	0.51x	0.51x	0.51x
Subordinated Debt	130,185	Waterfall Analysis	Tangible Net Asset Value Multiple	1.66x	1.87x	1.75x
Subordinated Debt (b)	4,773	Yield Analysis	Market Yield	19.28%	19.28%	19.28%
Collateralized Securities	30,288	Discounted Cash Flow	Discount Rate	14.32%	23.50%	19.59%
Equity/Other	159,003	Waterfall Analysis	Tangible Net Asset Value Multiple	1.66x	1.87x	1.77x
Equity/Other	15,018	Waterfall Analysis	EBITDA Multiple	4.13x	20.75x	9.03x
Equity/Other	8,277	Waterfall Analysis	Discount Rate	14.00%	14.00%	14.00%
Equity/Other	3,587	Yield Analysis	Market Yield	13.00%	27.50%	24.32%
Equity/Other (b)	1,615	Waterfall Analysis	TBV Multiple	0.95x	0.95x	0.95x
Equity/Other	1,125	Waterfall Analysis	Revenue Multiple	0.30x	0.70x	0.69x
Equity/Other (b) (c)	596	N/A	N/A	N/A	N/A	N/A
Equity/Other (b) (d)	595	Waterfall Analysis	Asset Recovery	$110.00	$110.00	$110.00
FBLC Senior Loan Fund, LLC (b)	304,934	Discounted Cash Flow	Discount Rate	13.69%	13.69%	13.69%
Total	$2,816,285
______________
(a)Weighted averages are calculated based on fair value of investments.
(b)This asset category contains one investment.
(c)Investment(s) were valued based on recent or pending transactions expected to close after the valuation date.
(d)Range and weighted average shown in millions.
There were no significant changes in valuation approach or technique as of December 31, 2022.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of December 31, 2021. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$1,258,128	Yield Analysis	Market Yield	5.00%	23.71%	8.15%
Senior Secured First Lien Debt (c)	272,647	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	214,761	Yield Analysis	Market Yield	1.82%	14.14%	7.93%
Senior Secured First Lien Debt	27,022	Waterfall Analysis	EBITDA Multiple	4.30x	10.16x	8.08x
Senior Secured First Lien Debt	6,758	Waterfall Analysis	Revenue Multiple	0.24x	0.24x	0.24x
Senior Secured Second Lien Debt	120,275	Yield Analysis	Market Yield	7.00%	19.54%	9.17%
Senior Secured Second Lien Debt	64,578	Yield Analysis	Market Yield	8.03%	24.78%	10.92%
Senior Secured Second Lien Debt (c)	31,387	N/A	N/A	N/A	N/A	N/A
Senior Secured Second Lien Debt	2,783	Waterfall Analysis	EBITDA Multiple	6.26x	6.30x	6.29x
Subordinated Debt (b)	75,000	Waterfall Analysis	Tangible Net Asset Value Multiple	1.65x	1.65x	1.65x
Subordinated Debt (b) (c)	37,963	N/A	N/A	N/A	N/A	N/A
Subordinated Debt (b)	3,577	Waterfall Analysis	EBITDA Multiple	11.12x	11.12x	11.12x
Subordinated Debt (b)	1,537	Discounted Cash Flow	Discount Rate	8.75%	8.75%	8.75%
Collateralized Securities	37,097	Discounted Cash Flow	Discount Rate	9.00%	17.00%	14.62%
Equity/Other (c)	89,678	N/A	N/A	N/A	N/A	N/A
Equity/Other (b)	65,609	Waterfall Analysis	Tangible Net Asset Value Multiple	1.65x	1.65x	1.65x
Equity/Other	26,981	Waterfall Analysis	Discount Rate	17.50%	17.50%	17.50%
Equity/Other	15,209	Waterfall Analysis	EBITDA Multiple	2.75x	12.00x	7.01x
Equity/Other	13,204	Discounted Cash Flow	Discount Rate	8.75%	12.50%	11.23%
Equity/Other	3,030	Waterfall Analysis	Revenue Multiple	0.15x	2.70x	2.58x
Equity/Other (b)	2,676	Waterfall Analysis	TBV Multiple	5.50x	5.50x	5.50x
Equity/Other	2,057	Yield Analysis	Market Yield	9.75%	12.54%	11.48%
FBLC Senior Loan Fund, LLC (b)	304,934	Discounted Cash Flow	Discount Rate	13.03%	13.03%	13.03%
Total	$2,676,891
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
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of December 31, 2022 and December 31, 2021. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

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
As of December 31, 2022, the Company had 5 portfolio companies on non-accrual with a total amortized cost of $44.6 million and fair value of $8.2 million, which represented 1.5% and 0.3% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2021, the Company had 6 portfolio companies on non-accrual with a total amortized cost of $42.5 million and fair value of $12.2 million, which represented 1.5%, and 0.4% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

FBLC Senior Loan Fund, LLC
On January 20, 2021, FBLC and Cliffwater Corporate Lending Fund (“CCLF”) formed a joint venture, FBLC Senior Loan Fund, LLC (the “SLF”), that invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by FBLC for financial reporting purposes. FBLC provides capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. As of December 31, 2022 and December 31, 2021, FBLC and CCLF owned 79.8% and 20.2%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. FBLC and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As part of the initial contribution to SLF, FBLC contributed $751.8 million of assets, including $664.2 million of investments and $42.4 million of cash, as well as $446.9 million worth of liabilities, including the Citi Credit Facility (as defined in Note 5) debt of $344.4 million in exchange for $304.9 million of equity in SLF. As of December 31, 2022 and December 31, 2021, FBLC’s investment in SLF consisted of equity contributions of $304.9 million. FBLC’s investment in SLF is classified as “Equity/Other” on the Consolidated Schedules of Investments, and other disclosures unless otherwise indicated. Subsequent to the initial contribution, FBLC may sell investments to SLF. For the year ended December 31, 2022, FBLC had not sold any investments to SLF. For the year ended December 31, 2021, FBLC had sold $322.7 million of investments to SLF. As of December 31, 2022, $0.0 million of net accounts payable relates to investments sold by FBLC to SLF, which is reflected on the Consolidated Statements of Assets and Liabilities. As of December 31, 2021, $0.1 million of net accounts receivable relates to investments sold by FBLC to SLF, which is reflected on the Consolidated Statements of Assets and Liabilities.
Below is a summary of SLF’s portfolio as of December 31, 2022 and December 31, 2021. A listing of the individual investments in SLF’s portfolio as of such dates can be found below:

	December 31, 2022	December 31, 2021

Total assets	$965,671	$1,195,960
Total investments (1)	$855,705	$1,088,337
Weighted Average Current Yield for Total Portfolio (2)	10.2%	5.4%
Number of Portfolio companies in SLF	163	172
Largest portfolio company investment (1)	$19,381	$27,965
Total of five largest portfolio company investments (1)	$86,158	$113,297
_____________________
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.
SLF may invest in portfolio companies in the same industries in which FBLC directly invests.
Below is a listing of SLF’s individual investments as of December 31, 2022:

December 31, 2022
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)

Senior Secured First Lien Debt
Accentcare, Inc. (b)	Healthcare	L+ 4.00% (8.74%)	6/22/2026	$9,929	$9,929	$6,652	2.0%
Access Cig, LLC (b)	Business Services	L+ 3.75% (7.82%)	2/27/2025	4,188	4,180	4,094	1.2%
Acrisure, LLC (b)	Financials	L+ 3.50% (7.88%)	2/15/2027	20,112	19,758	18,830	5.6%
Adtalem Global Education, Inc.	Education	5.50%	3/1/2028	1,042	1,042	953	0.3%
Adtalem Global Education, Inc. (f)	Education	L+ 4.00% (8.39%)	8/12/2028	692	693	685	0.2%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

December 31, 2022
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Advisor Group, Inc. (f)	Financials	L+ 4.50% (8.57%)	7/31/2026	$7,823	$7,823	$7,638	2.3%
Alchemy US Holdco 1, LLC (b)	Industrials	L+ 5.50% (9.88%)	10/10/2025	15,555	15,441	14,467	4.3%
Allegiant Travel, Co.	Transportation	7.25%	8/15/2027	1,200	1,194	1,143	0.3%
Altice Financing, SA	Telecom	5.00%	1/15/2028	2,000	1,937	1,616	0.5%
Alvogen Pharma US, Inc. (b)	Healthcare	S+ 7.50% (12.23%)	6/30/2025	11,873	11,809	10,638	3.3%
Amentum Government Services Holdings, LLC (f)	Industrials	L+ 4.00% (7.67%)	1/29/2027	1,970	1,960	1,922	0.6%
Amentum Government Services Holdings, LLC (b)	Industrials	S+ 4.00% (7.56%)	2/15/2029	4,975	4,909	4,837	1.4%
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (b)	Transportation	L+ 4.75% (8.99%)	4/20/2028	8,316	8,249	8,271	2.5%
American Rock Salt Company, LLC (f)	Chemicals	L+ 4.00% (8.38%)	6/9/2028	4,729	4,729	4,433	1.3%
AmWINS Group, Inc. (f)	Financials	L+ 2.25% (6.32%)	2/19/2028	4,925	4,869	4,831	1.4%
AP Gaming I, LLC (f)	Gaming/Lodging	S+ 4.00% (8.73%)	2/15/2029	7,411	7,291	7,003	2.1%
Apollo Commercial Real Estate Finance, Inc.	Financials	4.63%	6/15/2029	3,000	3,000	2,418	0.7%
AppLovin Corp. (b)	Media/Entertainment	P+ 2.00% (9.50%)	10/25/2028	8,933	8,913	8,464	2.5%
Artera Services, LLC (f)	Utilities	L+ 3.50% (8.23%)	3/6/2025	2,463	2,453	2,012	0.6%
Ascensus Holidngs, Inc. (b)	Business Services	L+ 3.50% (8.25%)	8/2/2028	7,920	7,913	7,547	2.2%
Astoria Energy, LLC (f)	Utilities	L+ 3.50% (7.57%)	12/10/2027	1,937	1,937	1,908	0.6%
Astro AB Merger Sub, Inc. (f)	Financials	L+ 4.25% (8.98%)	4/30/2024	3,795	3,792	3,675	1.1%
Asurion, LLC (b)	Business Services	L+ 3.25% (7.63%)	12/23/2026	4,925	4,857	4,380	1.3%
Athenahealth, Inc. (b)	Healthcare	S+ 3.50% (7.82%)	2/15/2029	12,951	12,891	11,660	3.5%
Athletico Management, LLC (f)	Healthcare	S+ 4.25% (8.98%)	2/15/2029	4,975	4,952	4,024	1.2%
Avaya Holdings Corp.	Technology	L+ 4.00% (8.32%)	12/15/2027	8,543	8,543	2,879	0.9%
Aveanna Healthcare, LLC (f)	Healthcare	L+ 3.75% (7.77%)	7/17/2028	93	92	71	—%
Bally's Corp. (b)	Gaming/Lodging	L+ 3.25% (7.54%)	10/2/2028	2,703	2,680	2,494	0.7%
BCP Renaissance, LLC (f)	Energy	L+ 3.50% (7.88%)	10/31/2024	1,049	1,043	1,037	0.3%
Bella Holding Company, LLC (f)	Healthcare	L+ 3.75% (7.82%)	5/10/2028	2,951	2,927	2,779	0.8%
Blackstone CQP Holdco, LP (b)	Industrials	L+ 3.75% (8.48%)	6/5/2028	7,887	7,857	7,840	2.3%
BMC Software Finance, Inc. (b)	Technology	L+ 3.75% (8.13%)	10/2/2025	12,601	12,621	12,044	3.6%
Bomgar Corp. (f)	Technology	L+ 4.00% (8.38%)	4/18/2025	3,848	3,857	3,721	1.1%
Cablevision Lightpath, LLC	Telecom	3.88%	9/15/2027	2,000	1,936	1,661	0.5%
CDK Global, Inc. (f)	Software/Services	S+ 4.50% (9.08%)	7/6/2029	2,625	2,551	2,598	0.9%
CLP Health Services, Inc. (b)	Healthcare	L+ 4.25% (7.13%)	12/31/2026	12,784	12,744	11,997	3.6%
Cnt Holdings I Corp. (f)	Consumer	S+ 3.50% (7.24%)	11/8/2027	3,439	3,439	3,301	1.0%
CommerceHub, Inc. (f)	Technology	L+ 4.00% (7.67%)	12/29/2027	9,541	9,551	8,726	2.6%
Community Care Health Network, LLC (b)	Healthcare	L+ 4.75% (9.13%)	2/17/2025	9,661	9,641	8,211	2.4%
Compass Power Generation, LLC (b)	Utilities	S+ 4.25% (8.69%)	4/14/2029	4,511	4,384	4,466	1.3%
Connect Finco SARL (f)	Telecom	L+ 3.50% (7.58%)	12/11/2026	7,461	7,479	7,365	2.2%
Connectwise, LLC (f)	Software/Services	L+ 3.50% (7.88%)	9/29/2028	6,930	6,923	6,568	2.0%
Conservice Midco, LLC (b)	Business Services	L+ 4.25% (8.63%)	5/13/2027	7,622	7,630	7,514	2.2%
Conterra Ultra Broadband, LLC (b)	Telecom	S+ 4.75% (9.18%)	4/30/2026	6,642	6,642	6,642	2.0%
Corelogic, Inc. (b)	Business Services	L+ 3.50% (7.94%)	6/2/2028	7,900	7,887	6,567	2.0%
Directv Financing, LLC (b)	Media/Entertainment	L+ 5.00% (9.38%)	8/2/2027	4,437	4,400	4,311	1.3%
Dish Dbs Corp.	Cable	5.25%	12/1/2026	700	700	589	0.2%
Dish Dbs Corp.	Cable	5.75%	12/1/2028	1,000	1,000	797	0.2%
Division Holding Corp. (b)	Business Services	L+ 4.75% (9.13%)	5/27/2028	8,651	8,657	8,424	2.5%
Dynasty Acquisition Co., Inc. (e)	Industrials	L+ 3.50% (7.92%)	4/6/2026	5,199	4,990	4,946	1.5%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

December 31, 2022
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Dynasty Acquisition Co., Inc. (e)	Industrials	L+ 3.50% (7.92%)	4/6/2026	$2,795	$2,683	$2,659	0.8%
Echo Global Logistics, Inc. (b)	Transportation	L+ 3.50% (7.57%)	11/23/2028	3,305	3,298	3,096	0.9%
Edelman Financial Services, LLC (b)	Financials	L+ 3.50% (7.88%)	4/7/2028	1,980	1,944	1,843	0.5%
Edgewater Generation, LLC (b)	Utilities	L+ 3.75% (8.13%)	12/13/2025	2,374	2,363	2,245	0.7%
Flex Acquisition Company, Inc. (f)	Paper & Packaging	S+ 3.93% (8.60%)	4/13/2029	2,488	2,430	2,364	0.7%
Florida Food Products, LLC (f)	Food & Beverage	L+ 5.00% (9.38%)	10/18/2028	7,940	7,835	7,503	2.2%
Foley Products Co, LLC (b)	Industrials	S+ 4.75% (9.48%)	12/29/2028	3,175	3,146	3,062	0.9%
Frontier Communications Corp.	Telecom	5.00%	5/1/2028	1,240	1,294	1,079	0.3%
Frontier Communications Corp. (b)	Telecom	L+ 3.75% (8.50%)	5/1/2028	19,229	19,215	18,302	5.5%
Geon Performance Solutions, LLC (b)	Chemicals	L+ 4.50% (9.23%)	8/18/2028	4,658	4,627	4,658	1.4%
Gordian Medical, Inc. (b)	Healthcare	L+ 6.25% (10.98%)	1/31/2027	10,949	10,890	10,084	3.0%
Greeneden U.S. Holdings I, LLC (b)	Software/Services	L+ 4.00% (8.38%)	12/1/2027	4,890	4,801	4,685	1.4%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	L+ 2.50% (7.23%)	3/29/2027	4,925	4,920	4,887	1.5%
HAH Group Holding Company, LLC (b)	Healthcare	S+ 5.00% (9.43%)	10/29/2027	5,768	5,700	5,667	1.7%
HAH Group Holding Company, LLC (b)	Healthcare	S+ 5.00% (9.43%)	10/29/2027	730	730	717	0.2%
Hamilton Projects Acquiror, LLC (f)	Utilities	L+ 4.50% (9.23%)	6/17/2027	5,092	5,074	5,005	1.5%
Heartland Dental, LLC (e)	Healthcare	L+ 3.75% (8.13%)	4/30/2025	4,111	3,792	3,790	1.1%
Hertz Corp. (b) (f)	Transportation	L+ 3.25% (7.63%)	6/30/2028	4,143	4,130	4,053	1.2%
Hertz Corp. (b) (f)	Transportation	L+ 3.25% (7.63%)	6/30/2028	793	791	776	0.2%
HireRight, Inc. (f)	Business Services	L+ 3.75% (7.82%)	7/11/2025	5,177	5,158	4,972	1.5%
Hudson River Trading, LLC (b)	Financials	S+ 3.00% (7.44%)	3/20/2028	5,392	5,331	5,090	1.5%
ICP Industrial, Inc. (f)	Chemicals	L+ 3.75% (8.48%)	12/29/2027	6,905	6,897	4,964	1.5%
IDERA, Inc. (f)	Technology	L+ 3.75% (7.50%)	3/2/2028	6,912	6,921	6,498	1.9%
Ineos Us Finance, LLC (f)	Chemicals	S+ 2.50% (6.92%)	11/8/2028	3,970	3,966	3,819	1.1%
Intelsat Jackson Holdings, SA (b)	Telecom	S+ 4.25% (7.45%)	2/1/2029	8,543	8,462	8,232	2.5%
Jack Ohio Finance, LLC (f)	Gaming/Lodging	L+ 4.75% (8.82%)	10/4/2028	3,959	3,942	3,838	1.1%
Jane Street Group, LLC	Financials	4.50%	11/15/2029	5,000	4,864	4,340	1.3%
Jump Financial, LLC (b)	Financials	S+ 4.50% (9.34%)	8/7/2028	7,419	7,298	7,029	2.1%
Kissner Milling Co., Ltd.	Industrials	4.88%	5/1/2028	2,000	1,928	1,718	0.5%
LABL, Inc. (b)	Paper & Packaging	L+ 5.00% (9.07%)	10/29/2028	3,960	3,908	3,748	1.1%
Lightstone Holdco, LLC (f)	Utilities	S+ 5.75% (10.07%)	2/1/2027	7,113	6,351	6,494	1.9%
Lightstone Holdco, LLC (f)	Utilities	S+ 5.75% (10.07%)	2/1/2027	402	359	367	0.2%
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	L+ 4.75% (8.92%)	3/20/2028	10,113	10,071	9,557	2.8%
Luxembourg Investment Co., 428 SARL (b)	Chemicals	S+ 5.00% (9.73%)	1/3/2029	3,686	3,654	3,296	1.0%
Madison IAQ, LLC	Industrials	4.13%	6/30/2028	2,000	1,985	1,661	0.5%
Medallion Midland Acquisition, LP (f)	Energy	S+ 3.75% (8.59%)	10/18/2028	5,572	5,544	5,511	1.6%
MH Sub I, LLC (f)	Business Services	L+ 3.75% (8.13%)	9/13/2024	8,553	8,549	8,300	2.5%
Michael Baker International, LLC (b)	Industrials	L+ 5.00% (9.38%)	12/1/2028	3,301	3,272	3,208	1.0%
Monitronics International, Inc. (b)	Business Services	L+ 7.50% (11.92%)	3/29/2024	5,452	5,336	3,593	1.1%
MPH Acquisition Holdings, LLC	Healthcare	5.50%	9/1/2028	2,000	1,991	1,560	0.5%
MPH Acquisition Holdings, LLC (b)	Healthcare	L+ 4.25% (8.99%)	9/1/2028	4,938	4,857	4,197	1.3%
MYOB US Borrower, LLC (f)	Business Services	L+ 4.00% (8.07%)	5/6/2026	5,411	5,400	5,036	1.5%
Naked Juice, LLC (f)	Food & Beverage	S+ 3.25% (7.93%)	1/24/2029	1,423	1,420	1,269	0.4%
National Mentor Holdings, Inc. (f)	Healthcare	L+ 3.75% (8.48%)	3/2/2028	179	178	125	—%
National Mentor Holdings, Inc. (b) (f)	Healthcare	L+ 3.75% (8.48%)	3/2/2028	5,445	5,422	3,790	1.1%
Nexus Buyer, LLC (f)	Business Services	L+ 3.75% (8.13%)	11/9/2026	4,443	4,442	4,248	1.3%
Nouryon Finance B.V. (e)	Chemicals	L+ 2.75% (7.17%)	10/1/2025	2,319	2,257	2,283	0.7%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

December 31, 2022
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Novae, LLC (f)	Industrials	S+ 5.00% (9.70%)	12/22/2028	$4,963	$4,928	$4,069	1.2%
Pathway Vet Alliance, LLC (b)	Healthcare	L+ 3.75% (8.13%)	3/31/2027	2,970	2,976	2,456	0.7%
Paysafe Finance, PLC	Software/Services	4.00%	6/15/2029	400	400	308	0.1%
Peraton Corp. (b)	Industrials	L+ 3.75% (8.13%)	2/1/2028	2,916	2,886	2,842	0.8%
PG&E Corp. (f)	Utilities	L+ 3.00% (7.44%)	6/23/2025	10,589	10,616	10,493	3.1%
Polaris Newco, LLC (f)	Business Services	L+ 4.00% (7.67%)	6/2/2028	1,980	1,931	1,802	0.5%
Power Stop, LLC (f)	Transportation	L+ 4.75% (9.49%)	1/26/2029	3,553	3,520	2,653	0.8%
Project Accelerate Parent, LLC (e)	Technology	L+ 4.25% (8.63%)	1/2/2025	15,942	14,823	14,906	4.4%
Proofpoint, Inc. (b)	Software/Services	L+ 3.25% (7.99%)	8/31/2028	6,437	6,395	6,176	1.8%
Protective Industrial Products, Inc. (b)	Industrials	L+ 4.00% (8.38%)	12/29/2027	9,035	8,999	8,880	2.6%
Pug, LLC (f)	Technology	L+ 3.50% (7.88%)	2/12/2027	4,911	4,814	4,044	1.2%
Quikrete Holdings, Inc. (f)	Industrials	L+ 3.00% (7.38%)	6/11/2028	7,940	7,901	7,868	2.3%
Regionalcare Hospital Partners Holdings, Inc.	Healthcare	4.38%	2/15/2027	2,000	2,000	1,696	0.5%
Regionalcare Hospital Partners Holdings, Inc. (b)	Healthcare	L+ 3.75% (8.17%)	11/16/2025	5,195	5,210	4,886	1.5%
Renaissance Learning, Inc. (f)	Software/Services	S+ 4.50% (8.72%)	3/30/2029	1,990	1,935	1,908	0.7%
RXB Holdings, Inc. (f)	Healthcare	L+ 4.50% (8.72%)	12/20/2027	10,103	10,134	9,446	2.8%
S&S Holdings, LLC (f)	Consumer	L+ 5.00% (9.29%)	3/11/2028	6,878	6,715	6,578	2.0%
Safe Fleet Holdings, LLC (b)	Industrials	S+ 3.75% (8.17%)	2/23/2029	7,444	7,407	7,179	2.1%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+ 4.50% (8.88%)	6/28/2026	17,182	16,536	16,323	4.9%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+ 4.50% (8.88%)	6/28/2026	929	888	882	0.3%
Schenectady International Group, Inc. (b)	Chemicals	S+ 4.75% (9.02%)	10/15/2025	19,721	19,631	15,836	4.7%
SCIH Salt Holdings, Inc. (f)	Industrials	L+ 4.00% (8.42%)	3/16/2027	3,690	3,667	3,578	1.1%
SFR Group, SA (b) (e)	Telecom	L+ 4.00% (8.65%)	8/14/2026	12,574	12,380	11,668	3.5%
Sierra Acquisition, Inc. (b)	Food & Beverage	L+ 4.00% (8.42%)	11/11/2024	4,851	4,724	3,711	1.1%
Sophia, LP (f)	Software/Services	L+ 3.50% (8.23%)	10/7/2027	2,973	2,976	2,864	0.9%
SSH Group Holdings, Inc. (e)	Education	L+ 4.25% (8.73%)	7/30/2025	10,409	10,130	10,140	3.0%
Staples, Inc. (b)	Business Services	L+ 5.00% (7.78%)	4/16/2026	4,898	4,856	4,520	1.3%
Team Health Holdings, Inc. (e) (f)	Healthcare	S+ 5.25% (9.57%)	3/2/2027	5,433	4,603	4,061	1.2%
Tecta America Corp. (f)	Industrials	S+ 4.25% (8.69%)	4/10/2028	8,954	8,931	8,573	2.6%
Tenet Healthcare Corp.	Healthcare	4.25%	6/1/2029	2,000	1,707	1,731	0.5%
The Dun & Bradstreet Corp. (f)	Business Services	L+ 3.25% (7.64%)	2/6/2026	4,683	4,699	4,632	1.4%
Traverse Midstream Partners, LLC (b)	Energy	S+ 4.25% (8.80%)	9/27/2024	13,421	13,405	13,375	4.0%
Triton Water Holdings, Inc. (f)	Food & Beverage	L+ 3.50% (8.23%)	3/31/2028	7,387	7,373	6,845	2.0%
Truck Hero, Inc. (f)	Transportation	L+ 3.75% (8.13%)	1/31/2028	1,474	1,471	1,258	0.4%
United Airlines, Inc.	Transportation	4.63%	4/15/2029	500	440	435	0.1%
United Airlines, Inc. (f)	Transportation	L+ 3.75% (8.11%)	4/21/2028	3,756	3,745	3,702	1.1%
University Support Services, LLC (f)	Education	L+ 3.25% (7.63%)	2/10/2029	4,950	4,933	4,805	1.4%
Urban One, Inc.	Media/Entertainment	7.38%	2/1/2028	5,000	5,140	4,227	1.3%
Venga Finance Sarl (b)	Telecom	L+ 4.75% (9.49%)	6/28/2029	3,990	3,878	3,798	1.1%
Veritext Corp. (f)	Business Services	L+ 3.50% (7.88%)	8/1/2025	3,458	3,426	3,334	1.0%
Vyaire Medical, Inc. (f)	Healthcare	L+ 4.75% (8.51%)	4/16/2025	7,354	6,478	5,593	1.7%
WaterBridge Midstream Operating, LLC (b)	Energy	L+ 5.75% (9.13%)	6/22/2026	8,653	7,878	8,299	2.5%
Watlow Electric Manufacturing Co. (b)	Industrials	S+ 3.75% (8.15%)	3/2/2028	9,378	9,340	8,997	2.7%
Western Dental Services, Inc. (f)	Healthcare	L+ 4.50% (9.24%)	8/18/2028	8,984	8,978	8,190	2.4%
Western Dental Services, Inc. (f)	Healthcare	L+ 4.50% (9.24%)	8/18/2028	917	917	836	0.2%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

December 31, 2022
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Wilsonart, LLC (b)	Consumer	L+ 3.25% (7.98%)	12/31/2026	$7,375	$7,370	$7,002	2.1%
WMG Acquisition Corp.	Media/Entertainment	3.00%	2/15/2031	500	394	398	0.1%
WMG Holdings, Inc. (b)	Business Services	S+ 3.25% (7.67%)	11/2/2029	834	809	824	0.3%
YI, LLC (e)	Healthcare	L+ 4.00% (8.38%)	11/7/2024	8,880	8,524	8,525	2.5%
Subtotal Senior Secured First Lien Debt					$809,938	$754,019	224.8%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC (b)	Chemicals	L+ 7.25% (11.63%)	6/11/2029	$1,943	$1,924	$1,858	0.5%
Asurion, LLC (b)	Business Services	L+ 5.25% (9.63%)	1/31/2028	7,632	7,605	5,921	1.8%
CDS U.S. Intermediate Holdings, Inc.	Media/Entertainment	L+ 8.00% (12.73%) 7.00% PIK	11/24/2027	5,459	5,444	5,317	1.6%
Edelman Financial Services, LLC (b) (e)	Financials	L+ 6.75% (11.13%)	7/20/2026	7,972	7,256	7,145	2.1%
IDERA, Inc. (b) (e)	Technology	L+ 6.75% (10.50%)	3/2/2029	1,545	1,375	1,435	0.4%
Tecta America Corp. (b)	Industrials	S+ 8.50% (12.94%)	4/9/2029	4,998	4,973	4,894	1.5%
Subtotal Senior Secured Second Lien Debt					$28,577	$26,570	7.9%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Diversified Investment Vehicles	L+ 6.90% (11.23%)	4/22/2034	$1,410	$1,291	$1,053	0.3%
Battalion CLO, Ltd. 21-17A F	Diversified Investment Vehicles	L+ 7.50% (11.74%)	3/9/2034	1,224	1,137	933	0.3%
Carlyle GMS CLO, 16-3A FRR	Diversified Investment Vehicles	L+ 8.60% (12.84%)	7/20/2034	2,100	1,990	1,642	0.5%
Covenant Credit Partners CLO, Ltd. 17 1A E	Diversified Investment Vehicles	L+ 6.45% (10.53%)	10/15/2029	2,500	2,298	2,059	0.6%
Eaton Vance CDO, Ltd. 15-1A FR	Diversified Investment Vehicles	L+ 7.97% (12.21%)	1/20/2030	2,000	1,758	1,554	0.5%
Elevation CLO, Ltd. 13-1A D2	Diversified Investment Vehicles	L+ 7.65% (12.26%)	8/15/2032	2,000	1,963	1,804	0.5%
Fortress Credit BSL, Ltd. 22-1A E	Diversified Investment Vehicles	S+ 8.15% (12.19%)	10/23/2034	1,000	981	927	0.3%
Great Lakes CLO, Ltd. 21-6A E (f)	Diversified Investment Vehicles	L+ 8.03% (12.11%)	1/15/2034	5,150	4,956	4,380	1.3%
Greywolf CLO, Ltd. 20-3RA ER	Diversified Investment Vehicles	S+ 9.00% (13.04%)	4/15/2033	1,000	879	815	0.2%
Hayfin Kingsland XI, Ltd. 19-2A ER	Diversified Investment Vehicles	L+ 7.72% (11.96%)	10/20/2034	2,500	2,430	2,125	0.6%
Highbridge Loan Management, Ltd. 11A-17 E (f)	Diversified Investment Vehicles	L+ 6.10% (10.63%)	5/6/2030	3,000	2,716	2,429	0.7%
Jamestown CLO, Ltd. 22-18A E	Diversified Investment Vehicles	S+ 7.87% (11.93%)	7/25/2035	3,000	2,735	2,680	0.8%
KKR Financial CLO, Ltd. 15 FR	Diversified Investment Vehicles	L+ 8.50% (12.69%)	1/18/2032	2,000	1,899	1,579	0.5%
LCM, Ltd. Partnership 16A ER2 (f)	Diversified Investment Vehicles	L+ 6.38% (10.46%)	10/15/2031	2,500	2,295	2,114	0.6%
Marble Point CLO, Ltd. 20-1A E (f)	Diversified Investment Vehicles	L+ 6.82% (11.06%)	4/20/2033	4,500	4,406	3,905	1.2%
Medalist Partners Corporate Finance CLO, Ltd. 21-1A D (f)	Diversified Investment Vehicles	L+ 7.48% (11.72%)	10/20/2034	3,000	2,860	2,498	0.7%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

December 31, 2022
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Northwoods Capital, Ltd. 17-15A ER	Diversified Investment Vehicles	L+ 7.64% (12.39%)	6/20/2034	$3,000	$2,924	$2,568	0.8%
Ocean Trails CLO 22-12A E	Diversified Investment Vehicles	S+ 8.11% (12.07%)	7/20/2035	3,460	3,188	3,050	0.9%
OCP CLO, Ltd. 14-5A DR (f)	Diversified Investment Vehicles	L+ 5.70% (10.03%)	4/26/2031	2,200	2,087	1,802	0.5%
OZLM, Ltd. 16-15A DR (f)	Diversified Investment Vehicles	L+ 6.75% (10.99%)	4/20/2033	2,000	1,909	1,604	0.5%
Palmer Square CLO, Ltd. 21-4A F	Diversified Investment Vehicles	L+ 7.66% (11.74%)	10/15/2034	1,500	1,430	1,156	0.3%
Regatta II Funding, LP 13-2A DR2 (f)	Diversified Investment Vehicles	L+ 6.95% (11.03%)	1/15/2029	2,000	1,931	1,759	0.5%
Saranac CLO, Ltd. 20-8A E	Diversified Investment Vehicles	L+ 8.12% (12.80%)	2/20/2033	1,455	1,442	1,281	0.4%
Sculptor CLO, Ltd. 27A E	Diversified Investment Vehicles	L+ 7.05% (11.29%)	7/20/2034	1,500	1,459	1,286	0.4%
Sound Point CLO, Ltd. 17-1A E (f)	Diversified Investment Vehicles	L+ 5.96% (10.29%)	1/23/2029	4,000	3,634	3,223	1.0%
Sound Point CLO, Ltd. 17-2A E (f)	Diversified Investment Vehicles	L+ 6.10% (10.46%)	7/25/2030	2,400	2,092	1,821	0.5%
Sound Point CLO, Ltd. 18-3A D (f)	Diversified Investment Vehicles	L+ 5.79% (10.12%)	10/26/2031	1,000	906	752	0.2%
Symphony CLO, Ltd. 2012-9A ER2 (f)	Diversified Investment Vehicles	L+ 6.95% (11.03%)	7/16/2032	3,000	2,784	2,587	0.8%
Trimaran CAVU 2021-2A, Ltd. 21-2A E (f)	Diversified Investment Vehicles	L+ 7.20% (11.56%)	10/25/2034	3,000	2,945	2,660	0.8%
Trysail CLO, Ltd. 21-1A E	Diversified Investment Vehicles	L+ 7.38% (11.62%)	7/20/2032	1,500	1,448	1,287	0.4%
Venture CDO, Ltd. 16-23A ER2 (f)	Diversified Investment Vehicles	L+ 7.55% (11.78%)	7/19/2034	3,000	2,916	2,550	0.9%
Venture CDO, Ltd. 16-25A E (f)	Diversified Investment Vehicles	L+ 7.20% (11.44%)	4/20/2029	2,000	1,949	1,692	0.4%
Venture CDO, Ltd. 20-39A E	Diversified Investment Vehicles	L+ 7.63% (11.71%)	4/15/2033	4,995	4,962	4,384	1.3%
Venture CLO 43, Ltd. 21-43A E (f)	Diversified Investment Vehicles	L+ 7.15% (11.23%)	4/15/2034	3,000	2,918	2,560	0.7%
Wind River CLO, Ltd. 14-2A FR	Diversified Investment Vehicles	L+ 7.87% (11.95%)	1/15/2031	3,000	2,530	2,061	0.6%
Zais CLO 13, Ltd. 19-13A D1 (f)	Diversified Investment Vehicles	L+ 4.52% (8.60%)	7/15/2032	3,000	2,741	2,536	0.9%
Subtotal Collateralized Securities					$84,789	$75,116	22.4%

TOTAL INVESTMENTS					$923,304	$855,705	255.1%
______________
(a)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate ("SOFR" or "S"), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, SLF has provided the spread over the relevant reference rate and the current interest rate in effect at December 31, 2022. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(b)SLF's investment or a portion thereof is pledged as collateral under the Citi Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(c)Percentages are based on SLF members' capital as of December 31, 2022.
(d)SLF has various unfunded commitments to portfolio companies.
(e)SLF's investment or a portion thereof is held through a total return swap with J.P. Morgan.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

(f)SLF's investment or a portion thereof is pledged as collateral under a credit facility with CIBC. Individual investments can be divided into parts which are pledged to separate credit facilities.
SLF had $1.6 million of unfunded commitments on delayed draw term loans as of December 31, 2022.
Below is a listing of SLF’s individual investments as of December 31, 2021:

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)

Senior Secured First Lien Debt
ABC Financial Intermediate, LLC (e)	Technology	L+ 4.25% (5.25%)	1/2/2025	$19,109	$19,038	$19,014	4.8%
Accentcare, Inc. (b)	Healthcare	L+ 4.00% (4.18%)	6/22/2026	10,030	10,030	9,976	2.5%
Access Cig, LLC (b)	Business Services	L+ 3.75% (3.84%)	2/27/2025	4,233	4,220	4,200	1.1%
Acrisure, LLC (b) (f)	Financials	L+ 3.50% (3.72%)	2/16/2027	28,319	27,836	27,965	7.0%
Adtalem Global Education, Inc.	Education	5.50%	3/1/2028	2,000	2,000	1,959	0.5%
Adtalem Global Education, Inc. (f)	Education	L+ 4.50% (5.25%)	8/12/2028	2,000	2,000	2,003	0.5%
Advisor Group, Inc. (f)	Financials	L+ 4.50% (4.60%)	7/31/2026	7,903	7,902	7,925	2.0%
Alchemy US Holdco 1, LLC (b)	Industrials	L+ 5.50% (5.60%)	10/10/2025	15,555	15,403	15,555	3.9%
Alvogen Pharma US, Inc. (b)	Healthcare	L+ 5.25% (6.25%)	12/29/2023	12,497	12,388	11,935	3.0%
Amentum Government Services Holdings, LLC (f)	Industrials	L+ 3.50% (3.60%)	2/1/2027	1,990	1,978	1,956	0.5%
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (b)	Transportation	L+ 4.75% (5.50%)	4/20/2028	6,316	6,259	6,534	1.6%
American Rock Salt Company, LLC (f)	Chemicals	L+ 4.00% (4.75%)	6/9/2028	4,777	4,780	4,759	1.2%
AmWINS Group, Inc. (f)	Financials	L+ 2.25% (3.00%)	2/22/2028	4,975	4,909	4,933	1.2%
AP Gaming I, LLC (f)	Gaming/Lodging	L+ 3.50% (4.50%)	2/15/2024	7,467	7,327	7,410	1.9%
APLP Holdings, LP (b)	Utilities	L+ 3.75% (4.75%)	5/14/2027	3,245	3,215	3,265	0.8%
Apollo Commercial Real Estate Finance, Inc.	Financials	4.63%	6/15/2029	3,000	3,000	2,922	0.7%
AppLovin Corp. (b)	Media/Entertainment	L+ 3.00% (3.50%)	10/25/2028	8,978	8,955	8,953	2.2%
Artera Services, LLC (f)	Utilities	L+ 3.50% (4.50%)	3/6/2025	2,488	2,473	2,404	0.6%
Ascensus Holidngs, Inc. (b)	Business Services	L+ 3.50% (4.00%)	8/2/2028	5,000	4,982	4,974	1.2%
Asp Navigate Acquisition Corp. (f)	Healthcare	L+ 4.50% (5.50%)	10/6/2027	3,276	3,284	3,276	0.8%
Astoria Energy, LLC (f)	Utilities	L+ 3.50% (4.50%)	12/10/2027	1,985	1,985	1,976	0.5%
Astro AB Merger Sub, Inc. (f)	Financials	L+ 4.25% (5.25%)	4/30/2024	3,902	3,898	3,907	1.0%
Asurion, LLC (b)	Business Services	L+ 3.25% (3.35%)	12/23/2026	4,975	4,892	4,938	1.2%
Athenahealth, Inc. (e)	Healthcare	L+ 4.25% (4.38%)	2/11/2026	14,233	14,197	14,219	3.6%
Avaya Holdings Corp. (b)	Technology	L+ 4.00% (4.11%)	12/15/2027	17,770	17,770	17,743	4.5%
Aveanna Healthcare, LLC	Healthcare	L+ 3.75% (4.25%)	7/17/2028	5,465	5,457	5,432	1.4%
Bally's Corp. (b)	Gaming/Lodging	L+ 3.25% (3.75%)	10/2/2028	2,730	2,704	2,729	0.6%
BBB Industries, LLC (b)	Transportation	L+ 4.50% (4.60%)	8/1/2025	12,855	12,754	12,855	3.2%
BCP Raptor, LLC (b)	Energy	L+ 4.25% (5.25%)	6/24/2024	13,604	12,835	13,572	3.4%
BCP Renaissance, LLC (f)	Energy	L+ 3.50% (4.50%)	10/31/2024	5,896	5,852	5,880	1.5%
Beasley Mezzanine Holdings, LLC	Broadcasting	8.63%	2/1/2026	2,174	2,225	2,151	0.5%
Bella Holding Company, LLC (f)	Healthcare	L+ 3.75% (4.50%)	5/10/2028	7,481	7,411	7,469	1.9%
Blackstone CQP Holdco, LP (f)	Industrials	L+ 3.75% (4.25%)	6/5/2028	7,967	7,931	7,944	2.0%
BMC Software Finance, Inc. (b)	Technology	L+ 3.75% (3.97%)	10/2/2025	12,748	12,782	12,659	3.2%
Bomgar Corp. (f)	Technology	L+ 4.00% (4.10%)	4/18/2025	1,922	1,926	1,916	0.5%
CareCentrix, Inc. (b)	Healthcare	L+ 4.50% (4.72%)	4/3/2025	20,845	20,127	20,715	5.2%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Clover Technologies Group, LLC (e)	Industrials	L+ 7.50% (8.50%)	2/5/2024	$1,445	$1,375	$1,369	0.3%
CLP Health Services, Inc. (b)	Healthcare	L+ 4.25% (5.00%)	12/31/2026	12,915	12,867	12,882	3.2%
Cnt Holdings I Corp (f)	Consumer	L+ 3.50% (4.25%)	11/8/2027	3,474	3,474	3,473	0.9%
CommerceHub, Inc. (f)	Technology	L+ 4.00% (4.75%)	12/29/2027	7,639	7,649	7,551	1.9%
Community Care Health Network, LLC (b)	Healthcare	L+ 4.75% (4.85%)	2/17/2025	9,755	9,726	9,368	2.3%
Compass Power Generation, LLC (f)	Utilities	L+ 3.50% (4.50%)	12/20/2024	4,777	4,765	4,753	1.2%
Connect Finco SARL (f)	Telecom	L+ 3.50% (4.50%)	12/11/2026	7,538	7,560	7,534	1.9%
Connectwise, LLC (f)	Software/Services	L+ 3.50% (4.00%)	9/29/2028	4,000	3,980	3,986	1.0%
Conservice Midco, LLC (b)	Business Services	L+ 4.25% (4.47%)	5/13/2027	7,700	7,713	7,679	1.9%
CONSOL Energy, Inc. (b)	Energy	L+ 4.50% (4.60%)	9/27/2024	3,612	3,328	3,502	0.9%
Conterra Ultra Broadband, LLC (b)	Telecom	L+ 4.75% (5.75%)	4/30/2026	6,710	6,710	6,710	1.7%
Corelogic, Inc. (b)	Business Services	L+ 3.50% (4.00%)	6/2/2028	7,980	7,965	7,964	2.0%
CVENT, Inc. (e)	Technology	L+ 3.75% (3.83%)	11/29/2024	2,700	2,628	2,695	0.6%
Dealer Tire, LLC (e)	Retail	L+ 4.25% (4.33%)	12/12/2025	3,952	3,927	3,946	1.0%
Directv Financing, LLC (b)	Media/Entertainment	L+ 5.00% (5.75%)	8/2/2027	4,888	4,842	4,889	1.2%
Dish DBS Corp.	Cable	5.25%	12/1/2026	700	700	711	0.2%
Dish DBS Corp.	Cable	5.75%	12/1/2028	1,000	1,000	1,009	0.3%
Division Holding Corp. (b)	Business Services	L+ 4.75% (5.50%)	5/26/2028	8,739	8,749	8,745	2.2%
Dunn Paper, Inc. (b)	Paper & Packaging	L+ 5.25% (6.25%)	8/26/2022	578	562	555	0.1%
Dynasty Acquisition Co., Inc. (e)	Industrials	L+ 3.50% (3.63%)	4/6/2026	2,824	2,736	2,743	0.7%
Dynasty Acquisition Co., Inc. (e)	Industrials	L+ 3.50% (3.63%)	4/6/2026	5,253	5,089	5,102	1.3%
Echo Global Logistics, Inc. (b)	Transportation	L+ 3.75% (4.25%)	11/23/2028	3,330	3,322	3,313	0.8%
Edgewater Generation, LLC (b)	Utilities	L+ 3.75% (3.85%)	12/12/2025	2,491	2,476	2,349	0.6%
Emerald 2, Ltd. (b)	Industrials	L+ 3.25% (3.47%)	7/12/2028	518	515	514	0.1%
Fastlane Parent Co, Inc. (b)	Transportation	L+ 4.50%(4.60%)	2/4/2026	1,569	1,569	1,567	0.4%
Flex Acquisition Company, Inc. (f)	Paper & Packaging	L+ 3.50% (4.00%)	3/2/2028	6,957	6,920	6,939	1.7%
Florida Food Products, LLC (f)	Food & Beverage	L+ 5.00% (5.75%)	10/18/2028	8,000	7,881	7,860	2.0%
Frontier Communications Corp.	Telecom	5.00%	5/1/2028	1,240	1,303	1,276	0.3%
Frontier Communications Corp. (b)	Telecom	L+ 3.75% (4.50%)	5/1/2028	19,425	19,407	19,386	4.9%
Geon Performance Solutions, LLC (b)	Chemicals	L+ 4.75% (5.50%)	8/18/2028	4,705	4,671	4,739	1.2%
Gogo Intermediate Holdings, LLC (f)	Telecom	L+ 3.75% (4.50%)	4/28/2028	8,381	8,381	8,373	2.1%
Golden Nugget, LLC (b) (f)	Gaming/Lodging	L+ 2.50% (3.25%)	10/4/2023	3,960	3,932	3,933	1.0%
Gordian Medical, Inc. (b)	Healthcare	L+ 6.25% (7.00%)	1/31/2027	11,060	10,987	10,968	2.8%
Greenway Health, LLC (f)	Healthcare	L+ 3.75% (4.75%)	2/16/2024	4,733	4,462	4,496	1.1%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	L+ 2.50% (3.00%)	3/29/2027	4,975	4,969	4,958	1.2%
HAH Group Holding Company, LLC (b)	Healthcare	L+ 5.00% (6.00%)	10/29/2027	737	737	737	0.2%
HAH Group Holding Company, LLC (b)	Healthcare	L+ 5.00% (6.00%)	10/29/2027	5,827	5,748	5,827	1.5%
Hamilton Projects Acquiror, LLC (f)	Utilities	L+ 4.50% (5.25%)	6/17/2027	5,718	5,694	5,710	1.4%
Heartland Dental, LLC (e)	Healthcare	L+ 3.50% (3.58%)	4/30/2025	4,154	4,076	4,109	1.0%
Hertz Corp. (b) (f)	Transportation	L+ 3.25% (3.75%)	6/30/2028	4,186	4,170	4,185	1.0%
Hertz Corp. (b) (f)	Transportation	L+ 3.25% (3.75%)	6/30/2028	793	790	793	0.2%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
HireRight, Inc. (f)	Business Services	L+ 3.75% (3.85%)	7/11/2025	$7,237	$7,197	$7,203	1.8%
Hudson River Trading, LLC (b)	Financials	L+ 3.00% (3.10%)	3/20/2028	4,975	4,910	4,933	1.2%
ICP Industrial, Inc. (f)	Chemicals	L+ 3.75% (4.50%)	12/29/2027	4,975	4,971	4,900	1.2%
IDERA, Inc. (f)	Technology	L+ 3.75% (4.50%)	3/2/2028	6,983	6,994	6,972	1.7%
Ineos Us Finance, LLC (f)	Chemicals	L+ 2.50% (3.00%)	11/6/2028	4,000	3,995	3,977	1.0%
Iri Holdings, Inc. (b)	Business Services	L+ 4.25% (4.35%)	12/1/2025	7,819	7,800	7,809	2.0%
Jack Ohio Finance, LLC (f)	Gaming/Lodging	L+ 4.75% (5.50%)	10/4/2028	4,000	3,980	3,980	1.0%
Jane Street Group, LLC (f)	Financials	L+ 2.75% (2.85%)	1/26/2028	4,938	4,932	4,895	1.2%
Jump Financial, LLC (b)	Financials	L+ 3.50% (4.00%)	8/7/2028	2,494	2,482	2,475	0.6%
Kissner Milling Co., Ltd.	Industrials	4.88%	5/1/2028	5,000	5,035	4,814	1.2%
LABL, Inc. (b)	Paper & Packaging	L+ 5.00% (5.50%)	10/30/2028	5,000	4,925	4,988	1.3%
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	L+ 4.75% (5.50%)	3/20/2028	10,216	10,166	10,216	2.6%
Luxembourg Investment Co., 428 SARL (b)	Chemicals	S+ 5.00% (5.50%)	1/3/2029	3,864	3,825	3,827	1.0%
Medallion Midland Acquisition, LP (f)	Energy	L+ 3.75% (4.50%)	10/18/2028	3,614	3,579	3,594	0.9%
Meridian Adhesives Group, Inc. (b)	Chemicals	L+ 4.00% (4.75%)	7/24/2028	5,000	4,953	5,000	1.3%
MH Sub I, LLC (f)	Business Services	L+ 3.75% (4.75%)	9/13/2024	8,641	8,636	8,650	2.2%
Michael Baker International, LLC (b)	Industrials	L+ 5.00% (5.75%)	12/1/2028	3,334	3,301	3,301	0.8%
MicroStrategy, Inc.	Software/Services	6.13%	6/15/2028	1,500	1,500	1,508	0.4%
Monitronics International, Inc. (b)	Business Services	L+ 6.50% (7.75%)	3/29/2024	5,508	5,301	5,164	1.3%
MPH Acquisition Holdings, LLC (b)	Healthcare	L+ 4.25% (4.75%)	9/1/2028	4,988	4,895	4,860	1.2%
MSG National Properties, LLC (b)	Media/Entertainment	L+ 6.25% (7.00%)	11/12/2025	12,188	12,431	12,188	3.1%
MYOB US Borrower, LLC (f)	Business Services	L+ 4.00% (4.10%)	5/6/2026	5,468	5,453	5,422	1.4%
National Mentor Holdings, Inc. (b) (f)	Healthcare	L+ 3.75% (4.50%)	3/2/2028	7,370	7,336	7,282	1.8%
National Mentor Holdings, Inc. (f)	Healthcare	L+ 3.75% (4.50%)	3/2/2028	233	232	230	0.1%
Navitas Midstream Midland Basin, LLC (b)	Energy	L+ 4.00% (4.75%)	12/13/2024	10,676	10,676	10,639	2.7%
Nexus Buyer, LLC (f)	Business Services	L+ 3.75% (3.85%)	11/9/2026	1,489	1,485	1,480	0.4%
Nouryon USA, LLC (e)	Chemicals	L+ 3.00% (3.10%)	10/1/2025	2,342	2,310	2,332	0.6%
Paysafe Finance, PLC	Software/Services	4.00%	6/15/2029	400	400	373	0.1%
Perstorp Holding Ab (b)	Chemicals	L+ 4.75% (4.91%)	2/27/2026	8,777	8,325	8,777	2.2%
PG&E Corp. (f)	Utilities	L+ 3.00% (3.50%)	6/23/2025	10,698	10,735	10,569	2.7%
Proofpoint, Inc. (b)	Software/Services	L+ 3.25% (3.75%)	8/31/2028	2,500	2,494	2,488	0.6%
Protective Industrial Products, Inc. (b)	Industrials	L+ 4.00% (4.75%)	12/29/2027	9,127	9,091	9,087	2.3%
Pug, LLC (f)	Technology	L+ 3.50% (3.60%)	2/12/2027	4,962	4,843	4,843	1.2%
Pug, LLC (f)	Technology	L+ 4.25% (4.75%)	2/13/2027	1,995	1,986	1,983	0.5%
Quikrete Holdings, Inc. (f)	Industrials	L+ 3.00% (3.19%)	6/11/2028	8,000	7,959	7,978	2.0%
Regionalcare Hospital Partners Holdings, Inc.	Healthcare	4.38%	2/15/2027	2,000	2,000	2,025	0.5%
Regionalcare Hospital Partners Holdings, Inc. (b)	Healthcare	L+ 3.75% (3.85%)	11/14/2025	5,195	5,214	5,186	1.3%
RXB Holdings, Inc. (f)	Healthcare	L+ 4.50% (5.25%)	12/20/2027	10,205	10,244	10,205	2.6%
S&S Holdings, LLC (f)	Consumer	L+ 5.00% (5.50%)	3/10/2028	6,948	6,759	6,948	1.7%
Safe Fleet Holdings, LLC (f)	Industrials	L+ 3.00% (4.00%)	2/3/2025	2,374	2,359	2,357	0.6%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+ 4.50% (4.60%)	6/28/2026	938	891	892	0.2%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+ 4.50% (4.60%)	6/28/2026	$17,360	$16,549	$16,492	4.1%
Schenectady International Group, Inc. (b)	Chemicals	L+ 4.75% (4.87%)	10/15/2025	19,911	19,791	19,911	5.0%
SCIH Salt Holdings, Inc. (b) (f)	Industrials	L+ 4.00% (4.75%)	3/16/2027	18,735	18,671	18,532	4.6%
SFR Group, SA (b) (e)	Telecom	L+ 4.00% (4.13%)	8/14/2026	12,705	12,640	12,629	3.2%
Sierra Acquisition, Inc. (b)	Food & Beverage	L+ 4.00% (5.00%)	11/11/2024	4,902	4,712	4,890	1.2%
Sophia, LP (f)	Software/Services	L+ 3.50% (4.00%)	10/7/2027	3,004	3,007	3,001	0.8%
Spirit Aerosystems, Inc. (b)	Industrials	L+ 3.75% (4.25%)	1/15/2025	2,555	2,584	2,556	0.6%
SSH Group Holdings, Inc. (e)	Education	L+ 4.25% (4.40%)	7/30/2025	10,518	10,064	10,134	2.5%
Staples, Inc. (b)	Business Services	L+ 5.00% (5.13%)	4/16/2026	4,949	4,896	4,774	1.2%
Station Casinos, LLC (f)	Gaming/Lodging	L+ 2.25% (2.50%)	2/8/2027	2,278	2,267	2,257	0.6%
Team Health Holdings, Inc. (e)	Healthcare	L+ 2.75% (3.75%)	2/6/2024	2,969	2,808	2,830	0.7%
Tecta America Corp. (f)	Industrials	L+ 4.25% (5.00%)	4/6/2028	9,045	9,018	9,033	2.3%
Tenneco, Inc.	Transportation	5.13%	4/15/2029	3,846	3,846	3,773	0.9%
Tenneco, Inc. (e)	Transportation	L+ 3.00% (3.08%)	10/1/2025	2,969	2,911	2,921	0.7%
The Dun & Bradstreet Corp. (f)	Business Services	L+ 3.25% (3.35%)	2/6/2026	4,863	4,884	4,841	1.2%
TransDigm, Inc. (f)	Industrials	L+ 2.25% (2.35%)	12/9/2025	2,970	2,953	2,926	0.7%
Traverse Midstream Partners, LLC (b)	Energy	S+ 4.25% (5.25%)	9/27/2024	14,962	14,936	14,878	3.7%
Triton Water Holdings, Inc. (f)	Food & Beverage	L+ 3.50% (4.00%)	3/31/2028	7,463	7,445	7,374	1.8%
Truck Hero, Inc. (f)	Transportation	L+ 3.25% (4.00%)	1/31/2028	1,489	1,485	1,479	0.4%
TSL Engineered Products, LLC (b)	Industrials	L+ 4.75% (5.50%)	1/7/2028	7,858	7,785	7,858	2.0%
United Airlines, Inc. (f)	Transportation	L+ 3.75% (4.50%)	4/21/2028	3,794	3,782	3,800	1.0%
University Support Services, LLC (f)	Education	L+ 3.25% (3.75%)	6/29/2028	5,000	4,983	4,975	1.2%
Urban One, Inc.	Media/Entertainment	7.38%	2/1/2028	6,000	6,194	6,200	1.6%
Venga Finance Sarl (b)	Telecom	L+ 4.75% (5.25%)	12/4/2028	4,000	3,880	3,913	1.0%
Veritext Corp. (f)	Business Services	L+ 3.25% (3.35%)	8/1/2025	3,505	3,463	3,472	0.9%
Virgin Media Bristol, LLC (f)	Telecom	L+ 3.25% (3.36%)	1/31/2029	2,500	2,497	2,497	0.6%
Vyaire Medical, Inc. (f)	Healthcare	L+ 4.75% (5.75%)	4/16/2025	7,831	6,573	6,695	1.7%
WaterBridge Midstream Operating, LLC (b)	Energy	L+ 5.75% (6.75%)	6/22/2026	10,748	9,572	10,462	2.6%
Watlow Electric Manufacturing Co. (b)	Industrials	L+ 3.75% (4.25%)	3/2/2028	9,473	9,431	9,447	2.4%
Western Dental Services, Inc. (f)	Healthcare	L+ 4.50% (5.25%)	8/18/2028	9,075	9,067	9,070	2.3%
Western Dental Services, Inc. (f)	Healthcare	L+ 4.50% (5.25%)	8/18/2028	389	389	388	0.1%
Wilsonart, LLC (b)	Consumer	L+ 3.50% (4.50%)	12/31/2026	7,450	7,444	7,444	1.9%
Wrench Group, LLC (f)	Consumer	L+ 4.00% (4.22%)	4/30/2026	3,151	3,098	3,151	0.8%
YI, LLC (e)	Healthcare	L+ 4.00% (5.00%)	11/7/2024	8,974	8,891	8,974	2.3%
Subtotal Senior Secured First Lien Debt					$945,196	$947,148	237.6%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC (b)	Chemicals	L+ 7.25% (8.00%)	6/11/2029	$4,943	$4,894	$4,955	1.2%
Asp Ls Acquisition Corp. (b)	Transportation	L+ 7.50% (8.25%)	4/30/2029	2,065	2,075	2,074	0.5%
Asurion, LLC (b)	Business Services	L+ 5.25% (5.35%)	1/31/2028	15,632	15,564	15,671	3.9%
Barracuda Networks, Inc. (b)	Software/Services	L+ 6.75% (7.50%)	10/30/2028	4,698	4,724	4,749	1.2%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
CDS U.S. Intermediate Holdings, Inc. (b)	Media/Entertainment	L+ 8.00% (9.00%) 7.00% PIK	11/24/2027	$5,088	$5,070	$5,058	1.3%
Edelman Financial Services, LLC (b) (e)	Financials	L+ 6.75% (6.84%)	7/20/2026	9,972	9,929	9,989	2.5%
IDERA, Inc. (b) (e)	Technology	L+ 6.75% (7.50%)	3/2/2029	1,545	1,537	1,545	0.4%
Tecta America Corp. (b)	Industrials	L+ 8.50% (9.25%)	4/6/2029	4,998	4,973	4,998	1.3%
TIBCO Software, Inc. (b)	Technology	L+ 7.25% (7.36%)	3/3/2028	13,020	13,166	13,047	3.3%
Subtotal Senior Secured Second Lien Debt					$61,932	$62,086	15.6%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21‐1A F	Diversified Investment Vehicles	L+ 6.90% (7.03%)	4/22/2034	$1,410	$1,285	$1,270	0.3%
Avery Point CLO, Ltd. 15-6A E1 (f)	Diversified Investment Vehicles	L+ 5.50% (5.64%)	8/6/2027	3,500	3,124	3,380	0.9%
Battalion CLO, Ltd. 21-17A F	Diversified Investment Vehicles	L+ 7.50% (7.63%)	3/9/2034	1,224	1,132	1,123	0.3%
Carlyle GMS CLO, 16-3A FRR (f)	Diversified Investment Vehicles	L+ 8.60% (8.73%)	7/20/2034	2,100	1,984	1,983	0.5%
Eaton Vance CDO, Ltd. 15-1A FR (f)	Diversified Investment Vehicles	L+ 7.97% (8.10%)	1/20/2030	2,000	1,736	1,829	0.5%
Elevation CLO, Ltd. 13-1A D2	Diversified Investment Vehicles	L+ 7.65% (7.80%)	8/15/2032	2,000	1,961	1,973	0.5%
Great Lakes CLO, Ltd. 21-6A E	Diversified Investment Vehicles	L+ 8.03% (8.25%)	1/15/2034	5,150	4,945	4,906	1.2%
Greywolf CLO, Ltd. 20-3RA ER (f)	Diversified Investment Vehicles	L+ 8.74% (8.87%)	4/15/2033	1,000	873	949	0.2%
Hayfin Kingsland XI, Ltd. 19‐2A ER	Diversified Investment Vehicles	L+ 7.72% (7.85%)	10/20/2034	2,500	2,426	2,412	0.6%
Highbridge Loan Management, Ltd. 11A-17 E (f)	Diversified Investment Vehicles	L+ 6.10% (6.24%)	5/6/2030	3,000	2,689	2,825	0.7%
Jamestown CLO, Ltd. 17-10A D (f)	Diversified Investment Vehicles	L+ 6.70% (6.82%)	7/17/2029	1,200	1,120	1,153	0.3%
KKR Financial CLO, Ltd. 15 FR	Diversified Investment Vehicles	L+ 8.50% (8.62%)	1/18/2032	2,000	1,892	1,880	0.5%
LCM, Ltd. Partnership 16A ER2 (f)	Diversified Investment Vehicles	L+ 6.38% (6.50%)	10/15/2031	2,500	2,280	2,373	0.6%
Marble Point CLO, Ltd. 20-1A E (f)	Diversified Investment Vehicles	L+ 6.82% (6.95%)	4/20/2033	4,500	4,400	4,392	1.1%
Medalist Partners Corporate Finance CLO, Ltd. 21-1A D (f)	Diversified Investment Vehicles	L+ 7.48% (7.69%)	10/20/2034	3,000	2,852	2,833	0.7%
Northwoods Capital, Ltd. 17-15A ER	Diversified Investment Vehicles	L+ 7.64% (7.85%)	6/20/2034	3,000	2,920	2,909	0.7%
OCP CLO, Ltd. 14-5A DR (f)	Diversified Investment Vehicles	L+ 5.70% (5.82%)	4/26/2031	2,200	2,077	2,118	0.5%
OZLM, Ltd. 16-15A DR (f)	Diversified Investment Vehicles	L+ 6.75% (6.88%)	4/20/2033	2,000	1,903	1,922	0.5%
Palmer Square CLO, Ltd. 21‐4A F	Diversified Investment Vehicles	L+ 7.66% (7.80%)	10/15/2034	1,500	1,426	1,413	0.4%
Regatta II Funding, LP 13-2A DR2 (f)	Diversified Investment Vehicles	L+ 6.95% (7.07%)	1/15/2029	2,000	1,923	1,968	0.5%
Saranac CLO, Ltd. 20-8A E	Diversified Investment Vehicles	L+ 8.12% (8.28%)	2/20/2033	1,455	1,441	1,433	0.4%
Sound Point CLO, Ltd. 17-1A E (f)	Diversified Investment Vehicles	L+ 5.96% (6.08%)	1/23/2029	4,000	3,589	3,736	0.9%
Sound Point CLO, Ltd. 17-2A E (f)	Diversified Investment Vehicles	L+ 6.10% (6.22%)	7/25/2030	2,400	2,065	2,173	0.6%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

December 31, 2021
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Sound Point CLO, Ltd. 18-3A D (f)	Diversified Investment Vehicles	L+ 5.79% (5.91%)	10/26/2031	$1,000	$899	$895	0.2%
Symphony CLO, Ltd. 2012-9A ER2 (f)	Diversified Investment Vehicles	L+ 6.95% (7.07%)	7/16/2032	3,000	2,769	2,937	0.7%
Trimaran CAVU 2021-2A, Ltd. 21-2A E (f)	Diversified Investment Vehicles	L+ 7.20% (7.33%)	10/25/2034	3,000	2,941	2,915	0.7%
Trysail CLO, Ltd. 21‐1A E	Diversified Investment Vehicles	L+ 7.38% (7.52%)	7/20/2032	1,500	1,444	1,445	0.4%
Venture CDO, Ltd. 16-23A ER2 (f)	Diversified Investment Vehicles	L+ 7.55% (7.67%)	7/19/2034	3,000	2,912	2,892	0.7%
Venture CDO, Ltd. 16-25A E (f)	Diversified Investment Vehicles	L+ 7.20% (7.33%)	4/20/2029	2,000	1,943	1,936	0.5%
Venture CDO, Ltd. 20-39A E	Diversified Investment Vehicles	L+ 7.63% (7.75%)	4/15/2033	4,995	4,961	4,922	1.2%
Venture CLO 43, Ltd. 21-43A E (f)	Diversified Investment Vehicles	L+ 7.15% (7.27%)	4/15/2034	3,000	2,913	2,901	0.7%
Wind River CLO, Ltd. 14-2A FR	Diversified Investment Vehicles	L+ 7.87% (7.99%)	1/15/2031	3,000	2,495	2,489	0.6%
Zais CLO 13, Ltd. 19-13A D1 (f)	Diversified Investment Vehicles	L+ 4.52% (4.64%)	7/15/2032	3,000	2,722	2,818	0.7%
Subtotal Collateralized Securities					$78,042	$79,103	19.8%

TOTAL INVESTMENTS					$1,085,170	$1,088,337	273.0%
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

Below is certain summarized financial information for SLF as of December 31, 2022 and December 31, 2021 and for the periods ended December 31, 2022 and December 31, 2021:

Selected Statements of Assets and Liabilities Information	December 31,	December 31,
	2022	2021

ASSETS
Investments, at fair value (amortized cost of $923,304 and $1,085,170, respectively)	$855,705	$1,088,337
Cash and other assets	109,966	107,623
Total assets	$965,671	$1,195,960

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,483 and $2,488, respectively)	$549,067	$631,562
Secured borrowings	60,899	94,737
Other liabilities	20,264	71,008
Total liabilities	$630,230	$797,307

MEMBERS' CAPITAL
Total members' capital	$335,441	$398,653

Total liabilities and members' capital	$965,671	$1,195,960

Selected Statements of Operations Information	For the year ended December 31,	For the period January 20, 2021 (inception) through December 31,
	2022	2021

Investment income:
Total investment income	$69,988	$44,964

Operating expenses:
Interest and credit facility financing expenses	24,003	10,051
Other expenses	2,498	2,161
Total expenses	26,501	12,212

Net investment income	43,487	32,752

Realized and unrealized gain (loss):
Net realized and unrealized gain (loss)	(75,053)	10,093

Net increase (decrease) in members' capital resulting from operations	$(31,566)	$42,845

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

Note 4 — Related Party Transactions and Arrangements
Investment Advisory Agreement
Pursuant to the Investment Advisory Agreement and for the investment advisory and management services provided thereunder, the Company pays the Adviser a base management fee and an incentive fee.
The Investment Advisory Agreement was approved by the Board, including a majority of independent directors, on October 22, 2018, and by stockholders at a special meeting held on January 11, 2019 and took effect February 1, 2019. The Board renewed the Investment Advisory Agreement on January 30, 2023.
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
As of December 31, 2022 and December 31, 2021, $11.1 million and $10.5 million was payable to the Adviser for base management fees, respectively.
For the years ended December 31, 2022, 2021, and 2020 the Company incurred $42.9 million, $39.6 million, and $37.8 million, respectively, in base management fees under the Investment Advisory Agreement.
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
As of December 31, 2022 and December 31, 2021, $9.7 million and $7.2 million was payable to the Adviser for the incentive fee on income, respectively.
For the years ended December 31, 2022, 2021, and 2020 the Company incurred $31.3 million, $26.9 million, and $6.2 million, respectively, in incentive fees on income under the Investment Advisory Agreement.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” is an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to the Company’s liquidation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). This fee equals 20% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the years ended December 31, 2022, 2021, and 2020 the Company did not incur incentive fees on capital gains during operations under the Investment Advisory Agreement.
Administration Agreement
In connection with the Administration Agreement, BSP provides the Company with office facilities and administrative services. As of December 31, 2022 and December 31, 2021, $1.4 million and $1.6 million was payable to BSP under the Administration Agreement, respectively.
For the years ended December 31, 2022, 2021, and 2020 the Company incurred $1.4 million, $1.6 million, and $2.0 million, respectively, in administrative service fees under the Administration Agreement.
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
Due To/From Affiliated Funds
As of December 31, 2022, there were no receivables from Affiliated Funds included within Prepaid and Other Assets on the Consolidated Statements of Assets and Liabilities. As of December 31, 2021, $2.6 million of receivables from Affiliated Funds are included within Prepaid and Other Assets on the Consolidated Statements of Assets and Liabilities.

Note 5 — Borrowings
Wells Fargo Credit Facility
On August 28, 2020, the Company entered into a $300.0 million revolving credit facility with the Company, as collateral manager, Funding I, a wholly owned, consolidated special purpose financing subsidiary, as borrower, the lenders party thereto, Wells Fargo, as administrative agent, and U.S. Bank, as collateral agent and collateral custodian (the “Wells Fargo Credit Facility”).The Wells Fargo Credit Facility provides for borrowings through August 28, 2023, and any amounts borrowed under the Wells Fargo Credit Facility will mature on August 28, 2025. Prior to the Second Amendment (defined below), the Wells Fargo Credit Facility was priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread calculated based upon the composition of loans in the collateral pool, which will not exceed 2.75% per annum. Interest is payable quarterly in arrears. Funding I will be subject to a non-usage fee to the extent the commitments available under the Wells Fargo Credit Facility have not been borrowed. The non-usage fee per annum is 0.50% for the first 25% of the unused balance and up to 2.0% for the remaining unused balance. Funding I paid a structuring fee and incurred other customary costs and expenses in connection with the Wells Fargo Credit Facility. Pursuant to an amendment entered into on April 6, 2021, the commitment fee for any unused portion of the Wells Fargo Credit Facility was temporarily reduced until September 30, 2021 (the "First Amendment"). Additionally, pursuant to the First Amendment, the maximum spread was reduced from 2.75% to 2.50% as a result of this amendment. The other terms of the Wells Fargo Credit Facility were unchanged. Pursuant to an amendment entered into on May 27, 2022 (the "Second Amendment"), the benchmark rate was transitioned from LIBOR to SOFR. After the Second Amendment, the Wells Fargo Credit Facility is priced at Daily Simple SOFR, with a Daily Simple SOFR floor of zero, plus a spread calculated based upon the composition of loans in the collateral pool, which will not exceed 2.60% per annum.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

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
On December 9, 2022, the Company entered into an amendment (the "JPM 2022 Amendment") to the JPM Credit Facility. The JPM 2022 Amendment, among other things, (1) extends the maturity date of the JPM Credit Facility to August 28, 2024, (2) extends the maturity date, upon the exercise of the Extension Options (as defined in the JPM Credit Facility), of the JPM Credit Facility to August 28, 2025, and (3) changes the benchmark rate and applicable margin for advances under the JPM Credit Facility to three-month Term SOFR plus 3.00% (subject to further increases consistent with the terms of the JPM Credit Facility).
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
For the year ended December 31, 2022

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
For the year ended December 31, 2022

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
On December 30, 2022, the Company paid off the 2022 Notes.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

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
For the year ended December 31, 2022

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
For the year ended December 31, 2022

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

The weighted average annualized interest cost for all borrowings for the years ended December 31, 2022, 2021, and 2020 was 4.40%, 3.48%, and 3.65% respectively. The average daily debt outstanding for the years ended December 31, 2022, 2021, and 2020 was $1.2 billion, $1.1 billion, and $1.1 billion, respectively. The maximum debt outstanding for the years ended December 31, 2022, 2021, and 2020 was $1.4 billion, $1.3 billion, and $1.6 billion, respectively.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

The following table represents borrowings as of December 31, 2022:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	8/28/2025	$300,000	$225,000	$(4,051)	$220,949
JPM Credit Facility	8/28/2024	400,000	320,000	(1,289)	318,711
JPM Revolver Facility	6/10/2027	495,000	231,876	(3,823)	228,053
2026 Notes	3/30/2026	300,000	297,469	(353)	297,116
2024 Notes	12/15/2024	100,000	99,534	(72)	99,462
2023 Notes	5/30/2023	60,000	59,973	(77)	59,896
Totals		$1,655,000	$1,233,852	$(9,665)	$1,224,187
The following table represents borrowings as of December 31, 2021:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	8/28/2025	$300,000	$285,000	$(5,575)	$279,425
JPM Credit Facility	8/28/2023	400,000	391,100	(734)	390,366
MassMutual Credit Facility	12/31/2025	100,000	—	(1,807)	(1,807)
2026 Notes	3/30/2026	300,000	296,688	(607)	296,081
2024 Notes	12/15/2024	100,000	99,295	(110)	99,185
2023 Notes	5/30/2023	60,000	59,908	(266)	59,642
2022 Notes	12/30/2022	150,000	149,836	(454)	149,382
Totals		$1,410,000	$1,281,827	$(9,553)	$1,272,274

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

The following table represents interest and debt fees for the year ended December 31, 2022:

	Year ended December 31, 2022
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (7)	Other Fees (8)
Wells Fargo Credit Facility	(1)	(2)	$11,159	$1,524	$310
JPM Credit Facility	(3)	(4)	16,114	445	508
JPM Revolver Facility	(5)	0.38%	1,384	441	975
MassMutual Credit Facility (9)	(6)	0.50%	—	38	26
2026 Notes	3.25%	n/a	10,530	124	19
2024 Notes	4.85%	n/a	5,088	37	9
2023 Notes	5.38%	n/a	3,290	189	—
2022 Notes	4.75%	n/a	7,269	454	9
Totals			$54,834	$3,252	$1,856
______________
(1) From April 6, 2021 through May 26, 2022, the Wells Fargo Credit Facility had an interest rate priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 2.50% per annum. From May 27, 2022 through December 31, 2022, the Wells Fargo Credit Facility had an interest rate priced at Daily Simple SOFR, with a Daily Simple SOFR floor of zero, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 2.60% per annum.
(2) The non-usage fee per annum is 0.50% for the first 25% of the unused balance and up to 2.0% for the remaining unused balance.
(3) From January 1, 2022 through December 8, 2022, interest rate was priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.75% per annum. From December 9, 2022 through December 31, 2022, interest rate was priced at three-month Term SOFR, plus a spread of 3.00% per annum.
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
For the year ended December 31, 2022

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
For the year ended December 31, 2022

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
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates, and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature. The fair value of the Company's 2022 Notes, 2023 Notes, 2024 Notes, and 2026 Notes are derived from market indications provided by Bloomberg Finance L.P. at December 31, 2022 and December 31, 2021.
At December 31, 2022 and December 31, 2021, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2022 and December 31, 2021, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount at December 31, 2022	Fair Value at December 31, 2022
Wells Fargo Credit Facility	3	$225,000	$225,000
JPM Credit Facility	3	320,000	320,000
JPM Revolver Facility	3	231,876	231,876
2026 Notes	3	297,469	264,438
2024 Notes	3	99,534	93,706
2023 Notes	3	59,973	59,399
		$1,233,852	$1,194,419

	Level	Carrying Amount at December 31, 2021	Fair Value at December 31, 2021
Wells Fargo Credit Facility	3	$285,000	$285,000
JPM Credit Facility	3	391,100	391,100
MassMutual Credit Facility	3	—	—
2026 Notes	3	296,688	300,243
2024 Notes	3	99,295	105,163
2023 Notes	3	59,908	62,113
2022 Notes	3	149,836	153,732
		$1,281,827	$1,297,351
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
At December 31, 2022, the Company did not hold any forward foreign currency contracts. At December 31, 2021, the forward foreign currency contracts held were classified within Level 2 of the fair value hierarchy and were subject to ISDA Master Agreements or similar agreements.
The Company is operated by a person who has claimed an exclusion from the definition of the "commodity pool operator" under the Commodity Exchange Act, and, therefore, who is not subject to registration or regulation as a pool operator under such Act.
Note 7 — Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of December 31, 2022, the Company had unfunded commitments on delayed draw term loans of $128.8 million, unfunded commitments on revolver term loans of $121.4 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $0.4 million. As of December 31, 2021, the Company had unfunded commitments on delayed draw term loans of $163.6 million, unfunded commitments on revolver term loans of $102.9 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $0.8 million. The Company maintains sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

As of December 31, 2022, the Company's unfunded commitments consisted of the following:
December 31, 2022

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	$3,583	$789
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,951	2,951
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,264	1,264
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	11,795	5,197
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver term loan	1,008	1,008
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	4,574	2,135
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	4,512	2,259
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver term loan	5,420	5,420
Avalara, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,030	4,030
Aventine Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	10,389	805
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	11,409	9,682
Capstone Logistics	Senior Secured First Lien Debt	Revolver term loan	1,804	1,804
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver term loan	2,363	2,158
CRS-SPV, Inc.	Senior Secured First Lien Debt	Revolver term loan	224	162
Dynagrid Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	2,262	2,262
Eliassen Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,932	2,493
Encina Equipment Finance, LLC	Subordinated Debt	Delayed draw term loan	24,000	8,914
Faraday Buyer, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,551	2,551
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver term loan	2,144	1,329
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed draw term loan	275	275
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver term loan	1,894	1,894
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	13,005	13,005
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,769	4,769
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,053	1,053
Higginbotham Insurance Agency, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	6,847	3,937
Hospice Care Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,775	872
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver term loan	6,178	4,633
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,810	1,244
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,390	834
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	9,078	9,078
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,630	3,025
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	Revolver term loan	600	600
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,028	2,028
IQN Holding Corp.	Senior Secured First Lien Debt	Delayed draw term loan	2,540	2,349
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver term loan	1,017	1,017
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	5,055	2,733
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,531	2,531
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver term loan	2,706	744
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term loan	15,491	414
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver term loan	1,326	1,326
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	2,019	2,019
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	1,131	1,131
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,324	1,324
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	7,827	4,892
Monumental RSN, LLC	Senior Secured First Lien Debt	Revolver term loan	3,238	3,238
Muth Mirror Systems, LLC	Senior Secured First Lien Debt	Revolver term loan	1,300	650
Norvax, LLC	Senior Secured First Lien Debt	Revolver term loan	1,152	1,152
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	2,676	2,676

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver term loan	$3,747	$3,747
ORG GC Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	584	584
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	7,213	7,213
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,840	1,380
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver term loan	1,602	801
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed draw term loan	8,054	4,244
Premier Global Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,042	73
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	2,584
Reddy Ice Corp.	Senior Secured First Lien Debt	Revolver term loan	1,762	1,762
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver term loan	464	464
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,354	835
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	10,140	3,343
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	5,069	3,585
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	8,886	8,886
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,746	2,623
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed draw term loan	3,209	3,209
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver term loan	1,284	1,284
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,782	3,782
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,256	2,256
Subsea Global Solutions, LLC	Senior Secured First Lien Debt	Revolver term loan	963	58
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	601	313
Tap Rock Resources, LLC (1)	Equity/Other	Equity	29,470	11,114
The NPD Group, LP	Senior Secured First Lien Debt	Revolver term loan	1,922	1,691
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed draw term loan	6,974	3,138
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver term loan	1,993	1,993
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,300	2,035
University of St. Augustine Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,615	2,615
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,202	4,202
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,821	1,296
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	1,167	1,167
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver term loan	2,169	2,169
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,391	4,391
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver term loan	3,179	3,179
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,396	3,396
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,547	2,292
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,023	2,016
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	378	378
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	13,657	6,579
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,224	2,798
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver term loan	4,448	4,448
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	10,700	10,700
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,406	4,406
Total			$390,044	$261,685
_____________
(1) The commitment related to this investment is discretionary.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Mintz Group, LLC	Senior Secured First Lien Debt	Revolver term loan	$630	$630
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	7,827	7,827
Muth Mirror Systems, LLC	Senior Secured First Lien Debt	Revolver term loan	1,299	1,299
Norvax, LLC	Senior Secured First Lien Debt	Revolver term loan	1,152	259
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	2,676	2,676
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,747	3,747
Olaplex, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,908	1,908
ORG GC Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	584	584
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	6,129	4,658
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,840	1,840
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver term loan	1,602	1,602
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed draw term loan	8,058	8,058
Premier Global Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,042	73
Prototek, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,257	2,257
Prototek, LLC	Senior Secured First Lien Debt	Revolver term loan	1,693	451
PT Network, LLC	Senior Secured First Lien Debt	Revolver term loan	1,316	921
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	1,034
Reddy Ice Corp.	Senior Secured First Lien Debt	Delayed draw term loan	4,863	19
Reddy Ice Corp.	Senior Secured First Lien Debt	Revolver term loan	1,762	1,762
Refresh Parent Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,120	85
Refresh Parent Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	1,859	1,859
Refresh Parent Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,127	721
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver term loan	464	464
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,354	1,354
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	4,433	1,554
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	9,236	7,943
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	8,886	5,554
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,746	2,716
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed draw term loan	3,209	3,209
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver term loan	1,284	1,284
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,782	3,782
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Delayed draw term loan	5,639	5,639
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,256	2,256
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	601	505
Tap Rock Resources, LLC (1)	Equity/Other	Equity	29,470	11,114
Therapy Brands Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	889	889
Therapy Brands Holdings, LLC	Senior Secured Second Lien Debt	Delayed draw term loan	1,379	1,379
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed draw term loan	6,974	6,974
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver term loan	1,993	399
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,300	3,300
University of St. Augustine Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,615	2,615
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,821	4,393
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	1,167	1,167
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver term loan	2,169	2,169
Vensure Employer Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	2,384	2,384
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,023	2,016
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	378	378

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	$13,728	$12,809
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,224	4,224
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver term loan	4,448	3,892
Total			$367,965	$278,399
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
Note 9 — Common Stock
On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No. 333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through December 31, 2022, the Company issued 262.6 million shares of common stock for gross proceeds of $2.6 billion, including the shares purchased by an affiliate of BSP and shares issued under the Company's DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company suspended the DRIP from March 29, 2020 through June 26, 2020. While the DRIP was suspended, participants and all other holders of the Company's common stock received distributions paid by the Company in cash. From inception of the Company's DRIP plan to December 31, 2022, the Company had repurchased 34.0 million shares of common stock through its share repurchase program for payments of $282.8 million. As of December 31, 2021, the Company had repurchased 30.8 million shares of common stock for payments of $259.2 million. Amounts include additional shares tendered for death and disability as permitted.
On April 1, 2022, April 12, 2022 and May 13, 2022, the Company entered into stock purchase agreements with certain investors (collectively, the “Purchase Agreements”) and associated subscription agreements (collectively, the “Subscription Agreements”), totaling $234.8 million, for the sale of the Company’s common stock at the net asset value of each drawdown date. Investors are required to make capital contributions to purchase the Company’s common stock each time the Company delivers a drawdown notice in an aggregate amount not to exceed their respective capital commitments. All purchases will generally be made subject to the terms and conditions set forth in the Purchase Agreements and Subscription Agreements, at a per-share price as determined by the Company’s Board, which price will be determined prior to the issuance of the Company’s common stock and in accordance with the limitations under Section 23 of the 1940 Act. As of December 31, 2022, the Company has called $198.4 million of capital commitments.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

In connection with the Purchase Agreements, the Adviser has sold and will sell additional shares of the Company to such investors at a discounted price or contribute other consideration in connection with each drawdown. The Company is not obligated to reimburse the Adviser for the shares that were sold at a discounted price or the other consideration that was provided by the Adviser.

The following table reflects the common stock activity for the year ended December 31, 2022:

	Shares	Value
Shares Sold	26,534,730	$198,441
Shares Issued through DRIP	3,672,541	27,359
Share Repurchases	(3,159,305)	(23,571)
	27,047,966	$202,229
The following table reflects the common stock activity for the year ended December 31, 2021:

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	3,130,965	22,822
Share Repurchases	(2,910,936)	(19,532)
	220,029	$3,290
The following table reflects the common stock activity for the year ended December 31, 2020:

	Shares	Value
Shares Sold	10,225,302	$59,000
Shares Issued through DRIP	3,213,102	22,332
Share Repurchases	(2,255,193)	(17,477)
	11,183,211	$63,855

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

The following table reflects the stockholders' equity activity for the years ended December 31, 2022, 2021, and 2020:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total Stockholders' Equity
Balance as of December 31, 2019	190,207,517	$190	$1,847,312	$(384,819)	$1,462,683
Net investment income	—	—	—	91,200	91,200
Net realized loss from investment transactions	—	—	—	(132,149)	(132,149)
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	5,147	5,147
Issuance of common stock, net of issuance costs	10,225,302	10	58,990	—	59,000
Repurchases	(2,255,193)	(2)	(17,475)	—	(17,477)
Distributions to stockholders	—	—	—	(90,981)	(90,981)
Reinvested dividends	3,213,102	3	22,329	—	22,332
Tax adjustment	—	—	(3,040)	3,040	—
Balance as of December 31, 2020	201,390,728	$201	$1,908,116	$(508,562)	$1,399,755
Net investment income	—	—	—	107,647	107,647
Net realized gain from investment transactions	—	—	—	16,038	16,038
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	82,499	82,499
Repurchases	(2,910,936)	(3)	(19,529)	—	(19,532)
Distributions to stockholders	—	—	—	(99,737)	(99,737)
Reinvested dividends	3,130,965	4	22,818	—	22,822
Tax adjustment	—	—	1,960	(1,960)	—
Balance as of December 31, 2021	201,610,757	$202	$1,913,365	$(404,075)	$1,509,492
Net investment income	—	—	—	125,096	125,096
Net realized gain from investment transactions	—	—	—	6,142	6,142
Net change in unrealized depreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	(49,256)	(49,256)
Issuance of common stock, net of issuance costs	26,534,730	27	198,414	—	198,441
Repurchases	(3,159,305)	(4)	(23,567)	—	(23,571)
Distributions to stockholders	—	—	—	(128,246)	(128,246)
Reinvested dividends	3,672,541	4	27,355	—	27,359
Tax Adjustment	—	—	8,697	(8,697)	—
Balance as of December 31, 2022	228,658,723	$229	$2,124,264	$(459,036)	$1,665,457

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

Note 10 — Capital
Investor Commitments
As of December 31, 2022, the Company had $234.8 million in total capital commitments, of which $36.3 million was unfunded, in connection with the Purchase Agreements and Subscription Agreements (as defined in Note 9). As of December 31, 2021, the Company did not have any capital commitments in connection with the Purchase Agreements and Subscription Agreements.
Capital Drawdowns
The following table summarizes the total shares issued and proceeds received, net of issuance costs, related to capital drawdowns of Common Stock in connection with the Purchase Agreements and Subscription Agreements for the year ended December 31, 2022:

Share Issue Date	Shares Issued	Net Proceeds Received
For the year ended December 31, 2022
April 14, 2022	5,548,128	$41,500
June 3, 2022	4,992,260	37,941
July 26, 2022	8,032,128	60,000
October 28, 2022	7,962,214	59,000
Total Capital Drawdowns	26,534,730	$198,441
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
For the year ended December 31, 2022

Offer Date	Repurchase Date	Shares Tendered	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
December 15, 2020	January 26, 2021	39,794,155	2,776,140	$6.71	$18,627.86
December 14, 2021	February 24, 2022	45,067,174	2,927,837	$7.46	$21,841.64
Share amounts in the table above represent amounts filed in the tender offer.
Note 12 — Earnings Per Share
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities for the years ended December 31, 2022, 2021, and 2020.
The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the years ended December 31, 2022, 2021, and 2020.

	For the years ended December 31,
	2022	2021	2020
Basic and diluted
Net increase (decrease) in net assets resulting from operations	$81,982	$206,184	$(35,802)
Weighted average shares outstanding	212,061,882	200,070,608	197,482,855
Net increase (decrease) in net assets resulting from operations per share	$0.39	$1.03	$(0.18)
Note 13 — Distributions
The following table reflects the distributions declared on shares of the Company’s Common Stock for the year ended December 31, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Year Ended December 31, 2022
March 10, 2022	March 31, 2022	April 1, 2022	$0.13
March 10, 2022 (special)	March 31, 2022	April 1, 2022	$0.02
May 11, 2022	June 30, 2022	July 1, 2022	$0.13
May 11, 2022 (special)	June 30, 2022	July 1, 2022	$0.02
August 10, 2022	September 30, 2022	October 3, 2022	$0.13
August 10, 2022 (special)	September 30, 2022	October 3, 2022	$0.02
November 10, 2022	December 30, 2022	January 3, 2023	$0.13
November 10, 2022 (special)	December 30, 2022	January 3, 2023	$0.02

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

The following table reflects the distributions declared on shares of the Company’s Common Stock for the year ended December 31, 2021:

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

As of December 31, 2022 and December 31, 2021, the Company had accrued $27.3 million and $23.3 million, respectively, in stockholder distributions that were unpaid.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

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
The tax character of distributions for the fiscal years ended December 31, 2022, 2021 and 2020 were as follows (dollars in thousands):

	For the years ended December 31,
	2022		2021		2020
Ordinary income distributions	$128,246	100.0%	$99,737	100.0%	$90,981	100.0%
Capital gains distributions	—	—	—	—	—	—
Return of capital	—	—	—	—	—	—
Total distributions	$128,246	100.0%	$99,737	100.0%	$90,981	100.0%
For the years ended December 31, 2022, 2021 and 2020, the reconciliation of net increase in net assets resulting from operations to taxable income is as follows (dollars in thousands):

	For the years ended December 31,
	2022	2021	2020
Book income (loss) from operating activities	$81,982	$206,184	$(35,802)
Net unrealized (gain) loss on investments	645	(873)	(295)
Nondeductible expenses	6,189	3,311	2,566
Temporary differences	23,523	(103,076)	139,652
Taxable income before deductions for distributions paid	$112,339	$105,546	$106,121

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

For the years ended December 31, 2022, 2021 and 2020, the components of accumulated gain and losses on a tax basis were as follows:

	For the years ended December 31,
	2022	2021	2020
Undistributed ordinary income	$50,458	$57,736	$56,493
Undistributed capital loss carryforward	(334,726)	(328,995)	(329,587)
Total undistributed net loss carryforward	(284,268)	(271,259)	(273,094)
Net unrealized loss on investments	(84,204)	(59,643)	(231,926)
Total undistributed taxable income	$(368,472)	$(330,902)	$(505,020)
As of December 31, 2022, the Company had short-term capital loss carryforwards of $16.3 million and long-term capital loss carryforwards of $318.5 million, with no expiration, available to offset future capital gains. As of December 31, 2021, the Company had short-term capital loss carryforwards of $13.1 million and long-term capital loss carryforwards of $315.9 million, with no expiration, available to offset future capital gains.
For the years ended December 31, 2022 and 2021, gross unrealized appreciation and gross unrealized depreciation based on cost for federal income tax purposes were as follows:

	December 31, 2022	December 31, 2021
Tax cost	$2,959,348	$2,838,871
Gross unrealized appreciation	157,022	158,637
Gross unrealized depreciation	(241,226)	(218,280)
For the years ended December 31, 2022 and 2021, as a result of permanent book-to-tax differences, the Company made reclassifications among components of net assets as follows:

	Total distributable loss	Paid in capital
2022	$(8,697)	$8,697
2021	(1,960)	1,960
The differences for the years ended December 31, 2022 and 2021 were attributable to non-deductible expenses, investments in partnerships, controlled foreign corporations, certain debt investments and subsidiaries. Aggregate stockholders’ equity was not affected by these reclassifications.
Tax information for the fiscal year ended December 31, 2022 is an estimate and will not be finally determined until the Company files its 2022 tax return.
The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company's current tax year, 2021, 2020, and 2019 federal tax returns remain subject to examination by the Internal Revenue Service.
As of December 31, 2022, the Company's domestic subsidiary is expected to have a net operating loss and unrealized gain. As a result, the Company has a deferred tax asset of $4.6 million and a deferred tax liability of $(16.0) million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The future realization of the tax benefits of existing deductible temporary differences or carryforwards ultimately depend on the existence of sufficient taxable income in the carryback (if permitted under the tax law) and carryforward periods. The Company has concluded that future reversal of existing taxable temporary differences is sufficient to support a conclusion that a valuation allowance is not necessary as of December 31, 2022. For the year ended December 31, 2022, there was a change in the valuation allowance of $2.0 million. As a result, no valuation allowance for the deferred tax asset was necessary as of December 31, 2022.
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

The deferred tax asset valuation allowance, if applicable, has been determined pursuant to the provisions of ASC Topic 740, including the Company's estimation of future taxable income, if necessary, and is adequate to reduce the total deferred tax asset to an amount that will more likely than not be realized.
As of December 31, 2022, the Company had differences between book basis and tax basis cost of investments of $120.3 million from investments classified as partnerships and certain debt investments and $(88.1) million from investments in a domestic subsidiary, amortization of market discount, and controlled foreign corporations for U.S. tax purposes. As of December 31, 2021, the Company had differences between book basis and tax basis cost of investments of $120.1 million from investments classified as partnerships, certain debt investments, and controlled foreign corporations for U.S. tax purposes and $(64.9) million from investment in a domestic subsidiary and amortization of market discount. As of December 31, 2020, the Company had differences between book basis and tax basis cost of investments of $139.3 million from investments classified as partnerships, certain debt investments, or and controlled foreign corporations for U.S. tax purposes and $(1.1) million from amortization of market discount and investments classified as partnerships.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

Note 15 — Financial Highlights
The following is a schedule of financial highlights for the years ended December 31, 2022, 2021, 2020, 2019, and 2018:

	For the years ended December 31,
	2022	2021	2020	2019	2018
Per share data:
Net asset value, beginning of year	$7.49	$6.95	$7.69	$7.82	$8.30
Results of operations (1)
Net investment income	0.59	0.54	0.46	0.57	0.57
Net realized and unrealized gain (loss), net of deferred taxes	(0.20)	0.49	(0.64)	(0.07)	(0.41)
Net change in unrealized (depreciation) attributable to non-controlling interests	—	—	—	(0.01)	—
Net increase (decrease) in net assets resulting from operations	0.39	1.03	(0.18)	0.49	0.16
Stockholder distributions (2)
Distributions from net investment income	(0.60)	(0.50)	(0.46)	(0.65)	(0.65)
Net decrease in net assets resulting from stockholder distributions	(0.60)	(0.50)	(0.46)	(0.65)	(0.65)
Capital share transactions
Issuance of common stock (3)	—	—	(0.06)	—	0.01
Acquisition of non-controlling interest	—	—	—	0.03	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—	(0.06)	0.03	0.01
Other (7)	—	0.01	(0.04)	—	—
Net asset value, end of year	$7.28	$7.49	$6.95	$7.69	$7.82
Shares outstanding at end of year	228,658,723	201,610,757	201,390,728	190,207,517	190,324,059
Total return (4)	5.36%	15.30%	(3.44)%	6.60%	1.96%
Ratio/Supplemental data:
Net assets attributable to FBLC, end of year	$1,665,457	$1,509,492	$1,399,755	$1,462,683	$1,489,033
Total net assets, end of year	$1,665,457	$1,509,492	$1,399,755	$1,462,683	$1,492,719
Ratio of net investment income to average net assets	7.96%	7.35%	6.71%	7.26%	6.92%
Ratio of total expenses to average net assets (6)	9.63%	8.54%	7.76%	9.14%	8.94%
Ratio of incentive fees to average net assets	1.99%	1.84%	0.46%	1.82%	1.45%
Ratio of debt related expenses to average net assets	3.81%	3.02%	3.45%	3.71%	3.70%
Portfolio turnover rate (5)	14.24%	74.47%	37.22%	32.24%	45.58%
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
For the year ended December 31, 2022

(7)    Represents the impact of calculating certain per share amounts based on weighted average shares outstanding during the period and certain per share amounts based on shares outstanding as of year end.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

Note 16 – Selected Quarterly Data (Unaudited)
The following are the quarterly results of operations for the years ended December 31, 2022 and 2021. The operating results for any quarter are not necessarily indicative of results for any future period:

Quarter Ended	Total Investment Income	Net Investment Income	Net Realized and Unrealized Gain (Loss)	Net Increase (Decrease) In Net Assets Resulting from Operations	Net Investment Income per Share	Net Increase (Decrease) in Net Assets Resulting from Operations per Share	Net Asset Value per Common Share at End of Quarter
December 31, 2022	$79,269	$36,630	$(24,307)	$12,323	$0.16	$0.05	$7.28
September 30, 2022	69,949	30,944	(8,259)	22,685	0.14	0.10	7.38
June 30, 2022	63,417	28,496	(16,449)	12,047	0.14	0.06	7.42
March 31, 2022	63,776	29,026	5,901	34,927	0.15	0.17	7.51
December 31, 2021	59,569	26,796	8,255	35,051	0.13	0.17	7.49
September 30, 2021	58,532	26,726	10,707	37,433	0.13	0.19	7.46
June 30, 2021	58,251	27,507	39,214	66,721	0.14	0.33	7.43
March 31, 2021	56,434	26,618	40,361	66,979	0.13	0.33	7.19

Note 17 – Senior Securities
Information about our senior securities (including debt securities and other indebtedness) is shown in the following tables as of December 31, 2022, 2021, 2020, 2019, and 2018.
The following is a summary of the senior securities as of December 31, 2022:

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Wells Fargo Credit Facility	$225,000	$—	$—	N/A
JPM Credit Facilty	320,000	—	—	N/A
JPM Revolver Facility	231,876	—	—	N/A
2026 Notes	297,469	—	—	N/A
2024 Notes	99,534	—	—	N/A
2023 Notes	59,973	—	—	N/A
	$1,233,852	$2,350	$—	N/A
The following is a summary of the senior securities as of December 31, 2021:

	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage Ratio Per Unit (1)	Involuntary Liquidation Preference Per Unit (2)	Asset Market Value Per Unit (3)
Wells Fargo Credit Facility	$285,000	$—	$—	N/A
JPM Credit Facility	391,100	—	—	N/A
MassMutual Credit Facility	—	—	—	N/A
2026 Notes	296,688	—	—	N/A
2024 Notes	99,295	—	—	N/A
2023 Notes	59,908	—	—	N/A
2022 Notes	149,836	—	—	N/A
	$1,281,827	$2,178	$—	N/A

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

Note 18 – Schedules of Investments and Advances to Affiliates
An affiliated company is generally a portfolio company in which FBLC owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which FBLC owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement.) Transactions related to investments in affiliated and controlled affiliated companies for the year ended December 31, 2022 were as follows:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2021	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2022
Control Investments
CRS-SPV, Inc. (2) (3) (6)	Equity/Other	$—	$1,266	$—	$—	$—	$293	$1,559
CRS-SPV, Inc. (2) (6)	Senior Secured First Lien Debt	4	62	—	—	—	—	62
Danish CRJ, Ltd. (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
Encina Equipment Finance, LLC (2) (6)	Subordinated Debt	894	—	15,086	—	—	—	15,086
Encina Equipment Finance, LLC (2)(4)(6)	Equity/Other	7,159	81,693	—	94	—	(95)	81,692
Encina Equipment Finance, LLC (2) (6)	Subordinated Debt	3,882	37,964	19	—	—	117	38,100
FBLC Senior Loan Fund, LLC (2) (4) (6) (8)	Equity/Other	25,163	304,934	—	—	—	—	304,934
Integrated Efficiency Solutions, Inc. (2) (5)(6)	Senior Secured First Lien Debt	12	131	240	(371)	—	—	—
Integrated Efficiency Solutions, Inc. (2) (6)	Senior Secured First Lien Debt	109	1,436	—	(15)	—	—	1,421
Integrated Efficiency Solutions, Inc. (2) (6)	Senior Secured Second Lien Debt	282	780	282	—	—	(302)	760
Integrated Efficiency Solutions, Inc. (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
Integrated Efficiency Solutions, Inc. (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
Internap Corp (2) (3) (6)	Equity/Other	—	—	1,552	—	—	(957)	595
Internap Corp. (2) (6)	Senior Secured First Lien Debt	514	—	5,813	(1,441)	—	430	4,802
Kahala Ireland OpCo Designated Activity Company (2) (6)	Equity/Other	17,904	23,732	—	—	—	(18,705)	5,027
Kahala Ireland OpCo Designated Activity Company (2) (3) (6)	Equity/Other	—	3,250	—	—	—	—	3,250
Kahala US OpCo, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
Lakeview Health Holdings, Inc. (2) (6)	Senior Secured First Lien Debt	66	414	165	—	—	—	579
Lakeview Health Holdings, Inc. (2) (6)	Senior Secured First Lien Debt	7	—	227	—	—	—	227
Lakeview Health Holdings, Inc. (2) (6)	Senior Secured First Lien Debt	64	584	64	—	—	(102)	546
Lakeview Health Holdings, Inc. (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
MGTF Holdco, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
MGTF Radio Company, LLC (2) (6)	Senior Secured First Lien Debt	4,006	42,567	29	(4,324)	4	1,739	40,015
ORG GC Holdings, LLC (2) (6)	Senior Secured First Lien Debt	743	8,343	739	—	—	—	9,082
ORG GC Holdings, LLC (2) (6)	Senior Secured Second Lien Debt	672	3,439	670	—	—	(241)	3,868
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other	—	212	—	—	—	(212)	—
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
Park Ave RE Holdings, LLC (2) (5) (6)	Equity/Other	—	4,461	—	(8,461)	6,838	(2,838)	—
Park Ave RE Holdings, LLC (2) (5) (6)	Subordinated Debt	31	1,537	—	(1,537)	—	—	—
Siena Capital Finance, LLC (2) (6) (8)	Subordinated Debt	8,906	75,000	16,000	(14,000)	—	—	77,000
Siena Capital Finance, LLC (2) (6) (8)	Equity/Other	9,988	65,609	—	—	—	11,701	77,310
WPNT, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
Total Control Investments		$80,406	$657,414	$40,886	$(30,055)	$6,842	$(9,172)	$665,915

Affiliate Investments
Answers Corp. (3) (5) (6)	Equity/Other	$—	$145	$—	$(499)	$(10,144)	$10,498	$—
CDS U.S. Intermediate Holdings, Inc. (5)	Senior Secured First Lien Debt	412	5,565	13	(5,543)	16	(51)	—

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2021	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2022
CDS U.S. Intermediate Holdings, Inc. (5)	Senior Secured Second Lien Debt	$1,004	$10,262	$568	$(10,555)	$(284)	$9	$—
CDS U.S. Intermediate Holdings, Inc. (3)	Equity/Other	—	5,442	—	—	—	(721)	4,721
CDS U.S. Intermediate Holdings, Inc. (3)	Equity/Other	—	2,884	—	—	—	(1,573)	1,311
First Eagle Greenway Fund II, LLC (3)	Equity/Other	—	464	—	(72)	—	(32)	360
Foresight Energy Operating, LLC (3) (6)	Equity/Other	—	3,965	—	—	—	(446)	3,519
Foresight Energy Operating, LLC (6)	Senior Secured First Lien Debt	113	1,102	—	(14)	—	(11)	1,077
Internap Corp (3) (6)	Equity/Other	—	1,552	—	(1,552)	—	—	—
Internap Corp. (6)	Senior Secured First Lien Debt	—	5,475	—	(5,475)	—	—	—
Jakks Pacific, Inc. (3) (5)	Equity/Other	(6)	2,412	—	(5,423)	3,037	(26)	—
Jakks Pacific, Inc. (6)	Equity/Other	—	785	28	(813)	—	—	—
MCS Acquisition Corp. (3) (6)	Equity/Other	—	—	357	—	—	—	357
MCS Acquisition Corp. (3) (6)	Equity/Other	—	—	2,431	—	—	(1,684)	747
MCS Acquisition Corp. (6)	Senior Secured First Lien Debt	63	—	780	(8)	—	—	772
NewStar Arlington Senior Loan Program, LLC 14-1A FR (6)	Collateralized Securities	638	4,575	17	—	—	(427)	4,165
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (6)	Collateralized Securities	2,826	17,114	—	(3,508)	—	(3,328)	10,278
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (6)	Collateralized Securities	1,089	8,237	319	—	—	293	8,849
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (6)	Collateralized Securities	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP (3)	Equity/Other	—	4,953	—	(3,110)	—	(681)	1,162
Tap Rock Resources, LLC (6)	Equity/Other	557	8,742	—	(8,641)	2,152	(1,657)	596
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	464	—	—	—	(278)	186
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	3,678	—	—	—	586	4,264
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	2,616	—	—	—	(1,568)	1,048
Tax Defense Network, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Tax Defense Network, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Team Waste, LLC (5) (6)	Equity/Other	—	3,073	—	(3,073)	504	(504)	—
Tennenbaum Waterman Fund, LP	Equity/Other	611	9,764	—	—	—	(1,065)	8,699
Vantage Mobility International, LLC (6)	Senior Secured First Lien Debt	9	251	—	—	—	(251)	—
Vantage Mobility International, LLC (6)	Senior Secured First Lien Debt	3	244	—	—	—	(244)	—
Vantage Mobility International, LLC (6)	Senior Secured Second Lien Debt	5	17	—	—	—	(17)	—
Vantage Mobility International, LLC (6)	Senior Secured Second Lien Debt	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A E (6)	Collateralized Securities	568	7,171	176	—	—	(351)	6,996
Whitehorse, Ltd. 2014-1A Side Letter (6)	Collateralized Securities	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB (6)	Collateralized Securities	—	—	—	—	—	—	—
Total Affiliate Investments		$7,892	$110,952	$4,689	$(48,286)	$(4,719)	$(3,529)	$59,107
Total Control & Affiliate Investments		$88,298	$768,366	$45,575	$(78,341)	$2,123	$(12,701)	$725,022
______________________________________________________

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

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
(2)This investment was not deemed significant under Regulation S-X as of December 31, 2022.
(3)Investment is non-income producing at December 31, 2022.
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
(5)Investment no longer held as of December 31, 2022.
(6)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(7)Gross of net change in deferred taxes in the amount of $(1.7) million.
(8)The Company's investment falls under the definition of a significant subsidiary, as it exceeded the threshold of at least one of the tests under Rule 3-09. Audited financial statements, as required under Rule 3-09, are attached to this annual report.
Dividends and interest for the year ended December 31, 2022 attributable to Controlled and Affiliated investments no longer held as of December 31, 2022 were $1.5 million.
Realized loss for the year ended December 31, 2022 attributable to Controlled and Affiliated investments no longer held as of December 31, 2022 was $0.0 million.
Change in unrealized gain for the year ended December 31, 2022 attributable to Controlled and Affiliated investments no longer held as of December 31, 2022 was $7.1 million.
The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2021:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2021
Control Investments
CRD Holdings, LLC (2) (5) (6)	Equity/Other	$—	$14,557	$—	$(13,174)	$(597)	$(786)	$—
CRS-SPV, Inc. (2) (6)	Senior Secured First Lien Debt	3	62	—	—	—	—	62
CRS-SPV, Inc. (2) (3) (6)	Equity/Other	—	1,393	—	—	—	(127)	1,266
Danish CRJ, Ltd. (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
Encina Equipment Finance, LLC (2) (6)	Subordinated Debt	19	—	37,964	—	—	—	37,964
Encina Equipment Finance, LLC (2) (3) (6)	Equity/Other	—	—	81,693	—	—	—	81,693
FBLC Senior Loan Fund, LLC (2) (4) (6)	Equity/Other	24,066	—	304,934	—	—	—	304,934
Integrated Efficiency Solutions, Inc. (2) (6)	Senior Secured First Lien Debt	—	—	131	—	—	—	131
Integrated Efficiency Solutions, Inc. (2) (6)	Senior Secured First Lien Debt	—	—	1,436	—	—	—	1,436
Integrated Efficiency Solutions, Inc. (2) (6)	Senior Secured Second Lien Debt	1	—	780	—	—	—	780

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2021
Kahala Ireland OpCo Designated Activity Company (2) (5) (6)	Senior Secured First Lien Debt	$950	$18,549	$—	$(18,549)	$—	$—	$—
Kahala Ireland OpCo Designated Activity Company (2) (6)	Equity/Other	25,513	42,952	—	—	—	(19,220)	23,732
Kahala Ireland OpCo Designated Activity Company (2) (3) (6)	Equity/Other	—	3,250	—	—	—	—	3,250
Kahala US OpCo, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
KMTEX, LLC (2) (5) (6)	Senior Secured First Lien Debt	16	218	468	(686)	—	—	—
KMTEX, LLC (2) (5) (6)	Senior Secured First Lien Debt	92	3,230	102	(1,060)	(2,272)	—	—
KMTEX, LLC (2) (5) (6)	Senior Secured First Lien Debt	26	829	26	(272)	(583)	—	—
KMTEX, LLC (2) (3) (5) (6)	Equity/Other	—	—	—	—	—	—	—
KMTEX, LLC (2) (3) (5) (6)	Equity/Other	—	2,289	—	—	(2,793)	504	—
Lakeview Health Holdings, Inc. (2) (6)	Senior Secured First Lien Debt	26	—	600	—	—	(16)	584
Lakeview Health Holdings, Inc. (2) (6)	Senior Secured First Lien Debt	28	—	414	—	—	—	414
MGTF Holdco, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
MGTF Radio Company, LLC (2) (6)	Senior Secured First Lien Debt	3,854	43,400	32	(3,551)	6	2,680	42,567
NMFC Senior Loan Program I, LLC (2) (3) (5) (6)	Equity/Other	496	—	—	—	—	—	—
ORG GC Holdings, LLC (2) (6)	Senior Secured First Lien Debt	57	—	8,343	—	—	—	8,343
ORG GC Holdings, LLC (2) (6)	Senior Secured Second Lien Debt	56	—	3,439	—	—	—	3,439
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other	—	—	212	—	—	—	212
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
Park Ave RE Holdings, LLC (2) (6)	Subordinated Debt	1,784	37,237	—	(35,700)	—	—	1,537
Park Ave RE Holdings, LLC (2) (3) (6)	Equity/Other	—	3,300	—	(792)	—	1,953	4,461
Siena Capital Finance, LLC (2) (6)	Subordinated Debt	5,340	25,500	74,502	(25,000)	—	(2)	75,000
Siena Capital Finance, LLC (2) (6)	Equity/Other	5,959	35,839	5,950	—	—	23,820	65,609
WPNT, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
Total Control Investments		$68,286	$232,605	$521,026	$(98,784)	$(6,239)	$8,806	$657,414

Affiliate Investments
Answers Corp. (3) (6)	Equity/Other	$—	$727	$—	$(718)	$—	$136	$145
Capstone Nutrition Development, LLC (3) (5) (6)	Equity/Other	—	5,928	—	(28,103)	23,635	(1,460)	—
CDS U.S. Intermediate Holdings, Inc. (6)	Senior Secured First Lien Debt	330	1,940	3,944	(374)	3	52	5,565
CDS U.S. Intermediate Holdings, Inc.	Senior Secured Second Lien Debt	756	1,104	13,866	(4,977)	278	(9)	10,262
CDS U.S. Intermediate Holdings, Inc. (3) (6)	Equity/Other	—	1,224	—	—	—	4,218	5,442
CDS U.S. Intermediate Holdings, Inc. (3) (6)	Equity/Other	—	437	—	—	—	2,447	2,884
First Eagle Greenway Fund II, LLC	Equity/Other	170	1,759	—	(1,279)	—	(16)	464
Foresight Energy Operating, LLC (6)	Senior Secured First Lien Debt	119	1,354	—	(235)	—	(17)	1,102

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2021
Foresight Energy Operating, LLC (3) (6)	Equity/Other	$—	$2,520	$—	$—	$—	$1,445	$3,965
Internap Corp. (6)	Senior Secured First Lien Debt	466	5,181	338	—	—	(44)	5,475
Internap Corp (3) (6)	Equity/Other	—	2,231	—	—	—	(679)	1,552
Jakks Pacific, Inc. (5) (6)	Senior Secured First Lien Debt	1,217	17,104	1,552	(18,515)	866	(1,007)	—
Jakks Pacific, Inc. (5) (6)	Subordinated Debt	80	—	1,495	(2,827)	1,332	—	—
Jakks Pacific, Inc. (3) (6)	Equity/Other	81	402	83	—	—	300	785
Jakks Pacific, Inc. (3)	Equity/Other	—	49	2,345	—	—	18	2,412
LendingHome Corp. (5) (6)	Equity/Other	—	59,823	—	(59,477)	(346)	—	—
MidOcean Credit CLO 2013-2A INC (5) (6)	Collateralized Securities	—	6,313	—	(10,152)	(5,677)	9,516	—
Mood Media - Common Equity (5) (6)	Equity/Other	—	—	—	645	(645)	—	—
NewStar Arlington Senior Loan Program, LLC 14-1A FR (6)	Collateralized Securities	555	3,632	19	—	—	924	4,575
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (6)	Collateralized Securities	3,906	15,631	—	(3,821)	—	5,304	17,114
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (6)	Collateralized Securities	2,060	5,459	318	—	—	2,460	8,237
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (6)	Collateralized Securities	—	—	—	—	—	—	—
PCX Aerostructures, LLC (5) (6)	Subordinated Debt	2,829	9,859	645	(7,995)	634	(3,143)	—
PCX Aerostructures, LLC (5) (6)	Equity/Other	—	76	—	(2,263)	2,263	(76)	—
PCX Aerostructures, LLC (5) (6)	Equity/Other	—	535	—	(609)	609	(535)	—
PCX Aerostructures, LLC (5) (6)	Equity/Other	—	—	—	(168)	168	—	—
PennantPark Credit Opportunities Fund II, LP	Equity/Other	726	9,274	—	(4,197)	—	(124)	4,953
Tap Rock Resources, LLC (6)	Equity/Other	1,398	11,405	—	(3,484)	—	821	8,742
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	3,311	—	—	—	367	3,678
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	420	—	—	—	44	464
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	2,368	—	—	—	248	2,616
Tax Defense Network, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Tax Defense Network, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Team Waste, LLC (3) (6)	Equity/Other	—	2,570	—	—	—	503	3,073
Tennenbaum Waterman Fund, LP	Equity/Other	1,062	10,087	—	—	—	(323)	9,764
TwentyEighty, Inc. (3) (5) (6)	Equity/Other	—	—	—	(35)	35	—	—
Vantage Mobility International, LLC (6)	Senior Secured First Lien Debt	8	—	251	—	—	—	251
Vantage Mobility International, LLC (6)	Senior Secured First Lien Debt	2	—	244	—	—	—	244
Vantage Mobility International, LLC (6)	Senior Secured Second Lien Debt	—	—	17	—	—	—	17
Vantage Mobility International, LLC (6)	Senior Secured Second Lien Debt	—	944	—	—	—	(944)	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A E (6)	Collateralized Securities	426	5,592	45	—	—	1,534	7,171

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the year ended December 31, 2022

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2020	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2021
Whitehorse, Ltd. 2014-1A Side Letter (6)	Collateralized Securities	$—	$—	$—	$—	$—	$—	$—
Whitehorse, Ltd. 2014-1A SUB (6)	Collateralized Securities	—	—	—	—	—	—	—
Total Affiliate Investments		$16,191	$189,259	$25,162	$(148,584)	$23,155	$21,960	$110,952
Total Control & Affiliate Investments		$84,477	$421,864	$546,188	$(247,368)	$16,916	$30,766	$768,366

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
Note 19 – Subsequent Events
Unregistered Sales of Equity Securities
On February 7, 2023, pursuant to a drawdown notice previously delivered to investors, the Company issued and sold approximately 4.9 million shares of the Company's common stock for an aggregate offering price of approximately $36.3 million.
Share Repurchase Program
On December 14, 2022, the Company offered to purchase up to approximately 4,602,000 shares of its common stock pursuant to its SRP at a price equal to $7.38 per share. The offer expired on January 25, 2023 (the "Expiration Date"). On February 24, 2023, the Company purchased 3,472,698 shares of its common stock for aggregate consideration of $25.6 million pursuant to the limitations of the SRP as detailed in Note 10.