Form 10-Q
period 2023-03-31
Franklin BSP Lending Corp
filed 2023-05-12
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-00821
FRANKLIN BSP LENDING CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Maryland	27-2614444
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, 49th Floor, Suite 4920 New York, New York	10019
(Address of Principal Executive Office)	(Zip Code)

(212) 588-6770
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of May 9, 2023 was 230,965,055.

FRANKLIN BSP LENDING CORPORATION
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $623,395 and $631,890, respectively)	$655,574	$665,915
Affiliate Investments, at fair value (amortized cost of $107,985 and $108,357, respectively)	60,612	59,107
Non-Affiliate Investments, at fair value (amortized cost of $2,224,465 and $2,186,884, respectively)	2,184,381	2,150,122
Investments, at fair value (amortized cost of $2,955,845 and $2,927,131, respectively)	2,900,567	2,875,144
Cash and cash equivalents	47,944	54,852
Interest and dividends receivable	41,551	38,752
Receivable for unsettled trades	4,857	3,752
Prepaid expenses and other assets	7,055	7,378
Total assets	$3,001,974	$2,979,878

LIABILITIES
Debt (net of deferred financing costs of $8,803 and $9,665, respectively)	$1,236,817	$1,224,187
Stockholder distributions payable	27,699	27,292
Management fees payable	11,110	11,122
Incentive fee on income payable	10,031	9,699
Accounts payable and accrued expenses	25,857	27,616
Interest and debt fees payable	8,976	14,477
Directors' fees payable	45	28
Total liabilities	1,320,535	1,314,421
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 450,000,000 shares authorized; 268,492,101 issued and 231,050,939 outstanding at March 31, 2023, and 262,627,186 issued and 228,658,723 outstanding at December 31, 2022	231	229
Additional paid in capital	2,141,774	2,124,264
Total distributable loss	(460,566)	(459,036)
Total net assets	1,681,439	1,665,457

Total liabilities and net assets	$3,001,974	$2,979,878

Net asset value per share	$7.28	$7.28
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2023	2022
Investment income:
From control investments:
Interest income	$5,773	$4,586
Dividend income	13,129	16,280
Fee and other income	74	70
Total investment income from control investments	18,976	20,936
From affiliate investments:
Interest income	1,099	1,881
Dividend income	133	484
Total investment income from affiliate investments	1,232	2,365
From non-affiliate investments:
Interest income	61,602	38,559
Fee and other income	1,065	1,915
Total investment income from non-affiliate investments	62,667	40,474
Interest from cash and cash equivalents	415	1
Total investment income	83,290	63,776
Operating expenses:
Management fees	11,062	10,503
Incentive fee on income	9,586	7,256
Interest and debt fees	20,120	12,284
Professional fees	1,266	853
Other general and administrative	1,728	1,407
Administrative services	198	195
Directors' fees	248	273
Total expenses	44,208	32,771

Income tax expense, including excise tax	739	1,979
Net investment income	38,343	29,026

Realized and unrealized gain (loss):
Net realized gain (loss)
Control investments	6	1
Affiliate investments	—	112
Non-Affiliate investments	(2,002)	4,907
Net realized gain on foreign currency transactions	—	193
Net realized loss on extinguishment of debt	—	(1,769)
Total net realized gain (loss)	(1,996)	3,444
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2023	2022
Net change in unrealized appreciation (depreciation) on investments
Control investments	$(1,846)	$9,523
Affiliate investments	1,877	1,044
Non-Affiliate investments	(3,322)	(7,800)
Net change in deferred taxes	(69)	229
Total net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	(3,360)	2,996
Net change in unrealized depreciation from forward currency exchange contracts	—	(539)
Net realized and unrealized gain (loss)	(5,356)	5,901
Net increase in net assets resulting from operations	$32,987	$34,927

Per share information - basic and diluted
Net investment income	$0.17	$0.15
Net increase in net assets resulting from operations	$0.14	$0.17
Weighted average shares outstanding	230,155,576	199,948,106

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended March 31,
	2023	2022
Operations:
Net investment income	$38,343	$29,026
Net realized gain (loss) from investments	(1,996)	5,020
Net realized gain on foreign currency transactions	—	193
Net realized loss on extinguishment of debt	—	(1,769)
Net change in unrealized appreciation (depreciation) on investments	(3,291)	2,767
Net change in deferred taxes	(69)	229
Net change in unrealized depreciation from forward currency exchange contracts	—	(539)
Net increase in net assets resulting from operations	32,987	34,927
Stockholder distributions:
Distributions	(34,517)	(29,778)
Net decrease in net assets from stockholder distributions	(34,517)	(29,778)
Capital share transactions:
Issuance of common stock, net of issuance costs	36,324	—
Reinvestment of stockholder distributions	6,816	6,806
Repurchases of common stock	(25,628)	(23,065)
Net increase (decrease) in net assets from capital share transactions	17,512	(16,259)
Total increase (decrease) in net assets	15,982	(11,110)
Net assets at beginning of period	1,665,457	1,509,492
Net assets at end of period	$1,681,439	$1,498,382

Net asset value per common share	$7.28	$7.51
Common shares outstanding at end of period	231,050,939	199,428,205

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the three months ended March 31,
	2023	2022
Operating activities:
Net increase in net assets resulting from operations	$32,987	$34,927
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(2,082)	(2,540)
Net accretion of discount on investments	(1,806)	(2,250)
Amortization of deferred financing costs	862	722
Amortization of discount on unsecured notes	268	308
Sales and repayments of investments	37,859	137,773
Purchases of investments	(64,681)	(59,702)
Net realized (gain) loss from investments	1,996	(5,020)
Net realized gain on foreign currency transactions	—	(193)
Net realized loss on extinguishment of debt	—	1,769
Net change in unrealized (appreciation) depreciation on investments	3,291	(2,767)
Net change in unrealized depreciation from forward currency exchange contracts	—	539
(Increase) decrease in operating assets:
Interest and dividends receivable	(2,799)	310
Receivable for unsettled trades	(1,105)	26,656
Prepaid expenses and other assets	323	3,637
Increase (decrease) in operating liabilities:
Management fees payable	(12)	86
Incentive fee on income payable	332	227
Accounts payable and accrued expenses	(1,759)	(2,601)
Payable for unsettled trades	—	(31,805)
Interest and debt fees payable	(5,501)	(660)
Directors' fees payable	17	(51)
Net cash provided by (used in) operating activities	(1,810)	99,365

Financing activities:
Proceeds from issuance of shares of common stock, net	36,324	—
Repurchases of common stock	(25,628)	(21,841)
Proceeds from debt	59,000	20,000
Payments on debt	(47,500)	(89,000)
Stockholder distributions	(27,294)	(23,253)
Net cash used in financing activities	(5,098)	(114,094)

Net decrease in cash and cash equivalents	(6,908)	(14,729)
Effect of foreign currency exchange rates	—	193
Cash and cash equivalents, beginning of period	54,852	42,774
Cash and cash equivalents, end of period	$47,944	$28,238
Supplemental information:
Interest and non-usage fees paid during the period	$24,383	$11,864
Net taxes, including excise tax, paid during the period	$2,346	$2,504
Distributions reinvested during the period	$6,816	$6,806
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2023
(Unaudited)

Portfolio Company (f) (g) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 121.1% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+ 7.50% (12.10%), 3/4/2027	$10,441	$10,306	$10,600	0.6%
1236904 BC, Ltd. (c) (h) (i)	Software/Services	L+ 5.50% (10.34%), 3/4/2027	18,403	17,983	17,796	1.1%
Absolute Software Corp. (a) (c) (i)	Software/Services	L+ 6.00% (11.16%), 7/1/2027	44,978	44,341	44,304	2.6%
ADCS Clinics Intermediate Holdings, LLC (c)	Healthcare	L+ 6.50% (11.70%), 5/7/2027	2,787	2,787	2,749	0.2%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+ 6.50% (11.43%), 5/7/2027	13,599	13,413	13,413	0.8%
Alera Group Intermediate Holdings, Inc. (c)	Financials	S+ 6.50% (11.41%), 10/2/2028	5,875	5,769	5,769	0.3%
Alera Group Intermediate Holdings, Inc. (c)	Financials	S+ 6.50% (11.41%), 10/2/2028	9,379	9,379	9,210	0.5%
Arch Global Precision, LLC (c)	Industrials	L+ 4.75% (9.91%), 4/1/2026	2,350	2,350	2,350	0.1%
Arch Global Precision, LLC (c)	Industrials	L+ 4.75% (9.70%), 4/1/2025	176	176	176	0.0%
Arch Global Precision, LLC (c) (h) (i)	Industrials	L+ 4.75% (9.58%), 4/1/2026	7,460	7,439	7,460	0.4%
Arctic Holdco, LLC (c)	Paper & Packaging	S+ 6.00% (11.00%), 12/23/2026	915	915	901	0.1%
Arctic Holdco, LLC (c) (h) (i)	Paper & Packaging	S+ 6.00% (11.00%), 12/23/2026	60,520	59,724	59,612	3.5%
Armada Parent, Inc. (c)	Industrials	S+ 5.75% (10.66%), 10/29/2027	44,604	43,924	43,886	2.6%
Armada Parent, Inc. (c)	Industrials	S+ 5.75% (10.66%), 10/29/2027	2,247	2,247	2,211	0.1%
Avalara, Inc. (c)	Software/Services	S+ 7.25% (12.15%), 10/19/2028	40,296	39,364	39,365	2.3%
Aventine Holdings, LLC (c)	Media/Entertainment	L+ 6.00% (10.84%), 6/18/2027	9,681	9,681	9,555	0.6%
Aventine Holdings, LLC (c)	Media/Entertainment	10.25% PIK, 6/18/2027	24,798	24,367	24,265	1.4%
Aventine Holdings, LLC (c) (i)	Media/Entertainment	L+ 6.00% (10.84%), 6/18/2027	26,486	26,099	26,139	1.6%
Axiom Global, Inc. (c) (h) (i)	Business Services	L+ 4.75% (9.46%), 10/1/2026	20,264	20,150	20,264	1.2%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+ 6.25% (11.25%), 12/30/2026	2,626	2,626	2,536	0.2%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+ 6.25% (11.41%), 12/29/2028	1,722	1,722	1,664	0.1%
BCPE Oceandrive Buyer, Inc. (c) (i)	Healthcare	L+ 6.25% (11.08%), 12/29/2028	3,391	3,391	3,275	0.2%
BCPE Oceandrive Buyer, Inc. (c) (i)	Healthcare	L+ 6.25% (11.08%), 12/29/2028	20,345	19,969	19,651	1.2%
Black Mountain Sand, LLC (c)	Energy	L+ 9.00% (13.96%), 6/30/2024	6,325	6,311	6,325	0.4%
Capstone Logistics (c)	Transportation	S+ 4.75% (9.66%), 11/12/2027	1,113	1,113	1,113	0.1%
Capstone Logistics (c) (h)	Transportation	S+ 4.75% (9.66%), 11/12/2027	18,966	18,845	18,966	1.1%
CHA Holdings, Inc. (c) (i)	Business Services	L+ 4.50% (9.40%), 4/10/2025	513	497	513	0.0%
Cold Spring Brewing, Co. (c) (h) (i)	Food & Beverage	S+ 4.75% (9.56%), 12/19/2025	6,771	6,740	6,771	0.4%
Communication Technology Intermediate, LLC (c)	Business Services	S+ 5.50% (10.41%), 5/5/2027	835	835	835	0.0%
Communication Technology Intermediate, LLC (c) (h)	Business Services	S+ 5.50% (10.41%), 5/5/2027	17,845	17,602	17,845	1.1%
Communication Technology Intermediate, LLC (c) (i)	Business Services	S+ 5.50% (10.41%), 5/5/2027	6,207	6,207	6,207	0.4%
Corfin Industries, LLC (c)	Industrials	L+ 5.75% (10.99%), 12/27/2027	1,594	1,594	1,594	0.1%
Corfin Industries, LLC (c)	Industrials	S+ 6.00% (11.41%), 2/5/2026	9,702	9,326	9,702	0.6%
Corfin Industries, LLC (c) (h) (i)	Industrials	L+ 5.75% (10.99%), 2/5/2026	16,310	16,144	16,310	1.0%
Cornerstone Chemical, Co.	Chemicals	10.25% PIK, 9/1/2027	14,850	14,264	13,366	0.8%
CRS-SPV, Inc. (c) (o)	Industrials	S+ 4.50% (9.41%), 3/8/2024	62	62	62	0.0%
Drilling Info Holdings, Inc. (c) (i)	Business Services	L+ 4.25% (9.09%), 7/30/2025	6,934	6,811	6,934	0.4%
Dynagrid Holdings, LLC (c)	Utilities	L+ 6.00% (10.80%), 12/18/2025	1,131	1,131	1,131	0.1%
Dynagrid Holdings, LLC (c) (h)	Utilities	L+ 6.00% (11.16%), 12/18/2025	3,887	3,828	3,887	0.2%
Dynagrid Holdings, LLC (c) (i)	Utilities	L+ 6.00% (11.16%), 12/18/2025	14,155	13,987	14,155	0.8%
Eliassen Group, LLC (c)	Business Services	S+ 5.50% (10.69%), 4/14/2028	438	438	434	0.0%
Eliassen Group, LLC (c) (i)	Business Services	S+ 5.50% (10.40%), 4/14/2028	11,557	11,458	11,455	0.7%
Faraday Buyer, LLC (c)	Utilities	S+ 7.00% (11.86%), 10/11/2028	26,132	25,410	25,408	1.5%
FGT Purchaser, LLC (c)	Consumer	S+ 5.50% (10.50%), 9/13/2027	836	836	836	0.0%
FGT Purchaser, LLC (c) (h)	Consumer	S+ 5.50% (10.50%), 9/13/2027	21,177	20,863	21,177	1.3%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2023
(Unaudited)

Portfolio Company (f) (g) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
First Eagle Holdings, Inc. (c)	Financials	S+ 6.50% (11.22%), 3/1/2027	$15,000	$14,614	$14,613	0.9%
Foresight Energy Operating, LLC (c) (p)	Energy	L+ 8.00% (13.16%), 6/30/2027	1,074	1,074	1,074	0.1%
Galway Borrower, LLC (c)	Financials	L+ 5.25% (10.41%), 9/30/2027	407	407	399	0.0%
Galway Borrower, LLC (c) (h)	Financials	L+ 5.25% (10.41%), 9/29/2028	29,698	29,315	29,178	1.7%
Geosyntec Consultants, Inc. (c)	Business Services	S+ 5.25% (10.06%), 5/18/2029	27,168	26,751	26,752	1.6%
Geosyntec Consultants, Inc. (c)	Business Services	S+ 5.25% (10.06%), 5/18/2029	2,015	2,015	1,984	0.1%
Geosyntec Consultants, Inc. (c)	Business Services	S+ 5.25% (10.06%), 5/18/2027	867	867	855	0.1%
Green Energy Partners/Stonewall, LLC (c)	Utilities	L+ 6.00% (11.16%), 11/12/2026	10,193	10,045	10,193	0.6%
Higginbotham Insurance Agency, Inc. (c)	Financials	L+ 5.25% (10.09%), 11/25/2026	4,385	4,385	4,385	0.3%
Higginbotham Insurance Agency, Inc. (c) (h)	Financials	L+ 5.25% (10.09%), 11/25/2026	14,589	14,485	14,589	0.9%
Hospice Care Buyer, Inc. (c)	Healthcare	L+ 6.50% (11.33%), 12/9/2026	4,519	4,519	4,468	0.3%
Hospice Care Buyer, Inc. (c)	Healthcare	L+ 6.50% (11.31%), 12/9/2026	2,775	2,775	2,745	0.2%
Hospice Care Buyer, Inc. (c)	Healthcare	L+ 6.50% (11.66%), 12/9/2026	2,101	2,049	2,077	0.1%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+ 6.50% (11.33%), 12/9/2026	24,251	23,780	23,977	1.4%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+ 6.50% (11.33%), 12/9/2026	17,962	17,676	17,759	1.1%
ICR Operations, LLC (c)	Business Services	S+ 5.25% (10.30%), 11/22/2028	42,238	41,557	41,466	2.5%
ICR Operations, LLC (c)	Business Services	S+ 5.25% (10.16%), 11/22/2027	1,545	1,545	1,516	0.1%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+ 5.25% (10.41%), 7/31/2024	45	45	45	0.0%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+ 5.25% (10.11%), 7/31/2023	1,887	1,887	1,887	0.1%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	L+ 5.25% (10.41%), 7/31/2024	30,683	30,545	30,684	1.8%
IG Investments Holdings, LLC (c) (h)	Business Services	S+ 6.00% (10.91%), 9/22/2028	17,584	17,309	17,424	1.0%
IG Investments Holdings, LLC (c) (h)	Business Services	L+ 6.00% (10.83%), 9/22/2028	317	314	314	0.0%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+ 6.25% (11.18%), 5/23/2028	605	605	595	0.0%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+ 6.25% (11.18%), 5/23/2028	21,173	20,810	20,809	1.2%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+ 6.25% (11.03%), 5/23/2028	9,055	9,055	8,900	0.5%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+ 6.25% (11.03%), 5/23/2028	8,002	8,002	7,864	0.5%
Integrated Efficiency Solutions, Inc. (c) (o)	Industrials	7.50%, 12/31/2025	1,418	1,418	1,418	0.1%
Integrated Global Services, Inc. (c) (i)	Industrials	L+ 6.00% (10.81%), 2/4/2026	11,240	11,134	11,241	0.7%
Internap Corp. (c) (h) (o)	Business Services	L+ 6.50% (11.36%), 5/8/2025	5,075	5,075	4,693	0.3%
International Cruise & Excursions, Inc. (c) (i)	Business Services	S+ 5.35% (10.16%), 6/6/2025	4,837	4,821	4,402	0.3%
IQN Holding Corp. (c) (i)	Software/Services	S+ 5.25% (10.38%), 5/2/2029	11,187	11,091	11,091	0.7%
K2 Intelligence Holdings, Inc. (c) (h) (i)	Business Services	L+ 5.75% (10.91%), 9/23/2024	6,829	6,788	6,180	0.4%
KidKraft, Inc. (c)	Consumer	S+ 6.00% (10.81%), 6/30/2023	1,060	1,060	957	0.1%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,983	2,983	2,659	0.2%
Knowledge Pro Buyer, Inc. (c)	Business Services	L+ 5.75% (10.46%), 12/10/2027	2,316	2,316	2,276	0.1%
Knowledge Pro Buyer, Inc. (c)	Business Services	P+ 4.75% (12.75%), 12/10/2027	911	911	895	0.1%
Knowledge Pro Buyer, Inc. (c) (i)	Business Services	L+ 5.75% (10.46%), 12/10/2027	24,490	24,107	24,061	1.4%
Labrie Environmental Group, LLC (a) (c)	Industrials	L+ 5.50% (10.34%), 9/1/2026	22,294	22,040	21,403	1.3%
Lakeland Tours, LLC (c) (h) (i)	Education	L+ 6.00% (10.83%), 9/25/2025	4,513	4,272	4,061	0.2%
Lakeland Tours, LLC (c) (h) (i)	Education	13.25% PIK, 9/25/2027	5,709	4,387	4,282	0.3%
Lakeview Health Holdings, Inc. (c) (o)	Healthcare	P+ 6.00% (14.00%) PIK, 10/15/2024	607	607	607	0.0%
Lakeview Health Holdings, Inc. (c) (o)	Healthcare	P+ 6.00% (14.00%) PIK, 10/15/2024	227	227	227	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2023
(Unaudited)

Portfolio Company (f) (g) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Lakeview Health Holdings, Inc. (c) (o)	Healthcare	P+ 6.00% (14.00%) PIK, 10/15/2024	$65	$65	$65	0.0%
Lakeview Health Holdings, Inc. (c) (o) (t)	Healthcare	P+ 4.50% (12.50%) PIK, 10/15/2024	1,780	663	563	0.0%
Manna Pro Products, LLC (c)	Consumer	L+ 6.00% (10.84%), 12/10/2026	3,992	3,992	3,833	0.2%
Manna Pro Products, LLC (c)	Consumer	L+ 6.00% (10.84%), 12/10/2026	1,962	1,962	1,883	0.1%
Manna Pro Products, LLC (c) (i)	Consumer	L+ 6.00% (10.84%), 12/10/2026	32,848	32,349	31,534	1.9%
McDonald Worley, P.C. (c)	Business Services	26.00% PIK, 12/31/2024	15,077	15,077	9,858	0.6%
MCS Acquisition Corp. (c) (p)	Business Services	L+ 6.00% (10.79%), 10/2/2025	770	770	770	0.0%
Medical Depot Holdings, Inc. (c)	Healthcare	S+ 10.00% (14.90%) 9.00% PIK, 6/1/2025	3,647	3,591	3,588	0.2%
Medical Depot Holdings, Inc. (c) (h) (i)	Healthcare	S+ 9.50% (14.40%) 4.00% PIK, 6/1/2025	20,703	20,440	19,045	1.1%
Medical Management Resource Group, LLC (c)	Healthcare	L+ 5.75% (10.58%), 9/30/2027	6,581	6,581	6,493	0.4%
Medical Management Resource Group, LLC (c)	Healthcare	L+ 5.75% (10.55%), 9/30/2026	530	530	523	0.0%
Medical Management Resource Group, LLC (c) (h)	Healthcare	L+ 5.75% (10.58%), 9/30/2027	15,936	15,697	15,721	0.9%
MGTF Radio Company, LLC (c) (o)	Media/Entertainment	S+ 6.00% (10.81%), 4/1/2024	46,896	46,869	39,697	2.4%
Midwest Can Company, LLC (c) (h) (i)	Paper & Packaging	L+ 6.00% (11.16%), 3/2/2026	32,029	31,691	32,029	1.9%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+ 6.50% (11.69%), 3/15/2024	11,200	11,158	11,200	0.7%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+ 6.50% (11.69%), 3/15/2024	10,245	10,198	10,245	0.6%
Mirra-Primeaccess Holdings, LLC (c)	Healthcare	L+ 6.50% (11.34%), 7/29/2026	48,703	48,055	48,703	2.9%
Mirra-Primeaccess Holdings, LLC (c)	Healthcare	L+ 6.50% (11.34%), 7/29/2026	2,935	2,935	2,935	0.2%
Monumental RSN, LLC (c)	Media/Entertainment	S+ 6.00% (10.76%), 9/20/2027	7,125	7,061	7,196	0.4%
Muth Mirror Systems, LLC (c)	Technology	L+ 6.75% (11.89%), 4/23/2025	1,299	1,299	1,193	0.1%
Muth Mirror Systems, LLC (c) (h) (i)	Technology	L+ 6.75% (11.86%), 4/23/2025	14,742	14,640	13,540	0.8%
New Star Metals, Inc. (c) (h) (i)	Industrials	L+ 5.00% (10.16%), 1/9/2026	32,363	32,048	31,337	1.9%
NTM Acquisition Corp. (c) (h) (i)	Media/Entertainment	S+ 7.25% (12.30%) 1.00% PIK, 6/7/2024	20,262	20,262	19,796	1.2%
Odessa Technologies, Inc. (c) (h)	Software/Services	L+ 5.75% (10.51%), 10/19/2027	14,306	14,089	14,053	0.8%
ORG GC Holdings, LLC (c) (o)	Business Services	L+ 6.50% (11.66%), 11/29/2026	9,340	9,340	9,340	0.6%
Pie Buyer, Inc. (c)	Food & Beverage	L+ 5.50% (10.65%), 4/5/2027	6,052	6,052	6,052	0.4%
Pie Buyer, Inc. (c)	Food & Beverage	L+ 5.50% (10.75%), 4/6/2026	583	583	583	0.0%
Pie Buyer, Inc. (c) (i)	Food & Beverage	S+ 5.50% (10.57%), 4/5/2027	2,072	2,039	2,072	0.1%
Pie Buyer, Inc. (c) (i)	Food & Beverage	L+ 5.50% (10.65%), 4/5/2027	27,963	27,402	27,963	1.7%
PlayPower, Inc. (c) (h) (i)	Industrials	S+ 5.50% (10.25%), 5/8/2026	23,629	23,471	20,463	1.2%
Pluralsight, LLC (c)	Software/Services	L+ 8.00% (12.78%), 4/6/2027	801	801	765	0.0%
Pluralsight, LLC (c) (h)	Software/Services	L+ 8.00% (12.78%), 4/6/2027	18,826	18,574	17,966	1.1%
Pluralsight, LLC (c) (h)	Software/Services	L+ 8.00% (12.78%), 4/6/2027	6,728	6,634	6,420	0.4%
Point Broadband Acquisition, LLC (c)	Telecom	S+ 6.00% (10.88%), 10/2/2028	7,077	7,077	7,077	0.4%
Point Broadband Acquisition, LLC (c) (h)	Telecom	S+ 6.00% (10.88%), 10/2/2028	19,098	18,723	19,098	1.1%
Premier Global Services, Inc. (c) (t)	Telecom	P+ 5.50% (13.50%), 6/8/2023	5,024	4,908	—	—%
Premier Global Services, Inc. (c) (t)	Telecom	P+ 5.50% (13.50%), 4/7/2023	969	969	146	0.0%
PSKW, LLC (c) (h) (i)	Healthcare	L+ 6.25% (11.10%), 3/9/2026	29,100	28,744	29,100	1.7%
Questex, Inc. (c) (h) (i)	Media/Entertainment	L+ 4.25% (9.28%), 9/9/2024	15,462	15,388	15,144	0.9%
Reddy Ice Corp. (c)	Food & Beverage	L+ 6.00% (10.79%), 7/1/2025	1,779	1,771	1,744	0.1%
Reddy Ice Corp. (c)	Food & Beverage	L+ 6.00% (10.79%), 7/1/2025	1,457	1,457	1,429	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2023
(Unaudited)

Portfolio Company (f) (g) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Reddy Ice Corp. (c)	Food & Beverage	L+ 6.00% (10.79%), 7/1/2025	$4,802	$4,802	$4,708	0.3%
Reddy Ice Corp. (c)	Food & Beverage	P+ 5.00% (13.00%), 7/1/2024	694	694	681	0.0%
Reddy Ice Corp. (c) (h) (i)	Food & Beverage	L+ 6.00% (10.79%), 7/1/2025	18,902	18,689	18,533	1.1%
Relativity Oda, LLC (c) (i)	Software/Services	L+ 7.50% (12.35%) PIK, 5/12/2027	5,365	5,286	5,191	0.3%
REP TEC Intermediate Holdings, Inc. (c)	Software/Services	L+ 6.50% (11.66%), 6/19/2025	519	519	519	0.0%
REP TEC Intermediate Holdings, Inc. (c) (h) (i)	Software/Services	L+ 6.50% (11.66%), 6/19/2025	28,420	28,110	28,420	1.7%
Roadsafe Holdings, Inc. (c)	Industrials	P+ 4.75% (12.75%), 10/19/2027	8,440	8,440	8,302	0.5%
Roadsafe Holdings, Inc. (c) (i)	Industrials	L+ 5.75% (10.87%), 10/19/2027	7,733	7,625	7,607	0.5%
RSC Acquisition, Inc. (c)	Financials	S+ 5.50% (10.55%), 10/30/2026	267	267	267	0.0%
RSC Acquisition, Inc. (c)	Financials	S+ 5.50% (10.54%), 10/30/2026	2,404	2,404	2,404	0.1%
RSC Acquisition, Inc. (c) (i)	Financials	S+ 5.50% (10.55%), 10/30/2026	15,151	15,138	15,151	0.9%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	S+ 6.00% (10.94%), 11/18/2027	32,907	32,399	32,908	2.0%
Sherlock Buyer Corp. (c) (i)	Business Services	S+ 5.75% (10.75%), 12/8/2028	11,013	10,834	10,820	0.6%
Simplifi Holdings, Inc. (c)	Media/Entertainment	P+ 4.50% (12.50%), 10/1/2026	1,891	1,891	1,860	0.1%
Simplifi Holdings, Inc. (c) (h)	Media/Entertainment	L+ 5.50% (10.20%), 10/1/2027	35,017	34,491	34,432	2.0%
Skillsoft Corp. (a) (h)	Technology	S+ 5.25% (10.10%), 7/14/2028	1,370	1,355	1,152	0.1%
St. Croix Hospice Acquisition Corp. (c)	Healthcare	L+ 6.00% (11.16%), 10/30/2026	2,801	2,801	2,801	0.2%
St. Croix Hospice Acquisition Corp. (c) (i)	Healthcare	L+ 6.00% (11.16%), 10/30/2026	25,355	25,053	25,355	1.5%
Striper Buyer, LLC (c) (h)	Paper & Packaging	L+ 5.50% (10.34%), 12/30/2026	12,236	12,158	12,236	0.7%
Subsea Global Solutions, LLC (c)	Business Services	L+ 6.75% (11.94%), 12/31/2023	963	963	963	0.1%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+ 6.75% (11.94%), 12/31/2023	4,637	4,637	4,637	0.3%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+ 6.75% (11.94%), 12/31/2023	7,040	7,040	7,040	0.4%
SunMed Group Holdings, LLC (c)	Healthcare	L+ 5.75% (10.77%), 6/16/2027	264	264	261	0.0%
SunMed Group Holdings, LLC (c) (h)	Healthcare	L+ 5.75% (10.91%), 6/16/2028	8,941	8,824	8,808	0.5%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+ 6.00% (10.76%) PIK, 3/31/2023	7,492	3,833	191	0.0%
Tax Defense Network, LLC (c) (p) (t)	Consumer	10.00% PIK, 3/31/2023	4,371	2,986	4,371	0.2%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+ 6.00% (10.76%) PIK, 3/31/2023	42,207	21,646	1,076	0.1%
The NPD Group, LP (c)	Business Services	S+ 6.25% (10.95%) 2.75% PIK, 12/1/2028	34,364	33,759	33,749	2.0%
The NPD Group, LP (c)	Business Services	S+ 5.75% (10.45%), 12/1/2027	269	269	264	0.0%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+ 4.00% (8.78%), 5/18/2028	4,316	4,304	4,316	0.3%
Trinity Air Consultants Holdings Corp. (c)	Business Services	L+ 5.25% (10.35%), 6/29/2027	3,836	3,836	3,778	0.2%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+ 5.25% (10.18%), 6/29/2027	20,424	20,135	20,118	1.2%
Triple Lift, Inc. (c)	Software/Services	S+ 5.25% (9.58%), 5/5/2028	1,265	1,265	1,244	0.1%
Triple Lift, Inc. (c) (i)	Software/Services	S+ 5.50% (10.45%), 5/5/2028	28,191	27,769	27,711	1.5%
University of St. Augustine Acquisition Corp. (c) (h) (i)	Education	S+ 4.25% (9.16%), 2/2/2026	23,218	22,982	23,218	1.4%
Urban One, Inc. (a)	Media/Entertainment	7.38%, 2/1/2028	1,561	1,561	1,419	0.1%
US Oral Surgery Management Holdco, LLC (c)	Healthcare	L+ 6.00% (11.10%), 11/18/2027	4,821	4,821	4,773	0.3%
US Oral Surgery Management Holdco, LLC (c)	Healthcare	L+ 6.50% (11.78%), 11/18/2027	1,271	1,271	1,258	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2023
(Unaudited)

Portfolio Company (f) (g) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare	L+ 6.00% (10.91%), 11/18/2027	$12,173	$11,985	$12,051	0.7%
US Salt Investors, LLC (c)	Chemicals	L+ 5.50% (10.34%), 7/19/2028	19,881	19,580	19,510	1.2%
Vantage Mobility International, LLC (c) (p) (t)	Transportation	L+ 6.00% (10.67%) PIK, 3/21/2024	2,005	251	—	—%
Vantage Mobility International, LLC (c) (p) (t)	Transportation	L+ 6.00% (10.67%) PIK, 3/21/2024	257	244	—	—%
Vensure Employer Services, Inc. (c) (i)	Business Services	S+ 4.75% (9.55%), 4/1/2027	11,852	11,793	11,852	0.7%
Victors CCC Buyer, LLC (c)	Business Services	S+ 5.75% (10.52%), 6/1/2029	16,904	16,606	16,607	1.0%
West Coast Dental Services, Inc. (c)	Healthcare	S+ 5.75% (10.57%), 7/1/2028	340	340	334	0.0%
West Coast Dental Services, Inc. (c)	Healthcare	S+ 5.75% (10.58%), 7/1/2028	19,715	19,411	19,413	1.2%
Westwood Professional Services, Inc. (c)	Business Services	S+ 6.00% (10.91%), 5/26/2026	1,007	1,007	1,007	0.1%
Westwood Professional Services, Inc. (c) (i)	Business Services	S+ 6.00% (10.91%), 5/26/2026	8,539	8,431	8,539	0.5%
WHCG Purchaser III, Inc. (c)	Healthcare	L+ 5.75% (10.91%), 6/22/2028	7,060	7,060	5,939	0.4%
WHCG Purchaser III, Inc. (c)	Healthcare	L+ 5.75% (10.91%), 6/22/2026	4,213	4,213	3,728	0.2%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	L+ 5.75% (10.91%), 6/22/2028	29,051	28,617	24,437	1.5%
WIN Holdings III Corp. (c) (h)	Consumer	L+ 5.25% (10.40%), 7/16/2028	31,230	30,758	31,230	1.9%
WMK, LLC (c)	Business Services	S+ 5.75% (10.80%), 9/5/2025	348	346	348	0.0%
WMK, LLC (c)	Business Services	S+ 5.75% (10.58%), 9/5/2024	2,618	2,618	2,618	0.2%
WMK, LLC (c)	Business Services	S+ 5.75% (10.56%), 9/5/2025	11,118	11,118	11,118	0.6%
WMK, LLC (c)	Business Services	S+ 5.75% (10.81%), 9/5/2025	7,980	7,697	7,980	0.5%
WMK, LLC (c) (h) (i)	Business Services	S+ 5.75% (10.56%), 9/5/2025	17,928	17,804	17,928	1.1%
WMK, LLC (c) (i)	Business Services	S+ 5.75% (10.80%), 9/5/2025	2,525	2,520	2,525	0.1%
WMK, LLC (c) (i)	Business Services	S+ 5.75% (10.70%), 9/5/2025	3,687	3,621	3,687	0.2%
Zendesk, Inc. (c)	Software/Services	S+ 7.00% (11.88%) 3.50% PIK, 11/22/2028	42,801	41,996	41,996	2.5%
Subtotal Senior Secured First Lien Debt				$2,091,184	$2,035,733	121.1%

Senior Secured Second Lien Debt - 11.9% (b)
Accentcare, Inc. (c) (h)	Healthcare	L+ 8.75% (13.70%), 6/21/2027	$30,152	$29,717	$25,026	1.5%
Anchor Glass Container Corp. (c) (t)	Paper & Packaging	L+ 7.75% (12.56%), 12/7/2024	6,667	5,949	2,003	0.1%
Aruba Investments Holdings, LLC (c) (i)	Chemicals	L+ 7.75% (12.59%), 11/24/2028	3,759	3,719	3,576	0.2%
Astro AB Merger Sub, Inc. (a) (c) (h)	Financials	L+ 8.00% (12.83%), 4/30/2025	8,162	8,147	6,183	0.4%
Carlisle FoodService Products, Inc. (c)	Consumer	L+ 7.75% (12.99%), 3/20/2026	10,719	10,640	10,166	0.6%
CommerceHub, Inc. (c)	Technology	S+ 7.00% (11.78%), 12/29/2028	12,360	12,316	10,506	0.6%
Corelogic, Inc.	Business Services	L+ 6.50% (11.38%), 6/4/2029	10,808	10,724	7,950	0.5%
HAH Group Holding Company, LLC (c) (h)	Healthcare	L+ 8.50% (13.35%), 10/30/2028	12,445	12,228	12,445	0.7%
Integrated Efficiency Solutions, Inc. (c) (o)	Industrials	10.00%, 12/31/2026	1,627	1,134	815	0.1%
Mercury Merger Sub, Inc. (c)	Business Services	L+ 6.50% (11.31%), 8/2/2029	13,965	13,873	13,518	0.8%
ORG GC Holdings, LLC (c) (o)	Business Services	18.00%, 11/29/2027	4,296	4,296	4,044	0.2%
PetVet Care Centers, LLC (c) (h)	Healthcare	L+ 6.25% (11.09%), 2/13/2026	3,539	3,533	3,464	0.2%
Project Boost Purchaser, LLC (c)	Business Services	L+ 8.00% (12.84%), 5/31/2027	1,848	1,848	1,848	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2023
(Unaudited)

Portfolio Company (f) (g) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
Proofpoint, Inc. (c) (h)	Software/Services	L+ 6.25% (11.09%), 8/31/2029		$7,842	$7,811	$7,502	0.4%
QuickBase, Inc. (c)	Technology	L+ 8.00% (12.84%), 4/2/2027		7,484	7,409	7,484	0.4%
RealPage, Inc. (c) (i)	Software/Services	L+ 6.50% (11.34%), 4/23/2029		13,647	13,492	13,067	0.8%
Recess Holdings, Inc. (c) (h)	Industrials	L+ 7.75% (12.58%), 9/29/2025		16,134	16,046	16,134	1.0%
SSH Group Holdings, Inc. (c)	Education	L+ 8.25% (13.41%), 7/30/2026		10,122	10,080	10,122	0.6%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+ 6.75% (11.53%), 5/18/2029		4,654	4,629	4,654	0.3%
Travelpro Products, Inc. (a) (c)	Consumer	13.00%, 2.00% PIK, 11/20/2024		2,998	2,998	2,998	0.2%
Travelpro Products, Inc. (a) (c) (m)	Consumer	13.00%, 2.00% PIK, 11/20/2024	CAD	3,462	2,684	2,562	0.2%
USIC Holdings, Inc. (c) (h)	Business Services	L+ 6.50% (11.34%), 5/14/2029		5,798	5,753	5,589	0.3%
Vantage Mobility International, LLC (c) (p) (t)	Transportation	L+ 6.00% (10.67%) PIK, 3/21/2024		1,245	17	—	—%
Vantage Mobility International, LLC (c) (p) (t)	Transportation	L+ 6.00% (10.67%) PIK, 3/21/2024		4,042	2,915	—	—%
Victory Buyer, LLC (c)	Industrials	L+ 7.00% (11.78%), 11/19/2029		31,686	31,417	29,405	1.7%
Subtotal Senior Secured Second Lien Debt					$223,375	$201,061	11.9%

Subordinated Debt - 7.3% (b)
Post Road Equipment Finance, LLC (c) (o)	Financials	L+ 7.75% (12.54%), 12/31/2028		$16,457	$16,457	$16,457	1.0%
Post Road Equipment Finance, LLC (c) (o)	Financials	L+ 7.75% (12.54%), 12/31/2028		38,100	37,988	38,099	2.3%
Siena Capital Finance, LLC (c) (o)	Financials	12.50%, 11/26/2026		67,000	67,000	67,000	4.0%
Subtotal Subordinated Debt					$121,445	$121,556	7.3%

Collateralized Securities - 1.7% (b)
Collateralized Securities - Debt Investments
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (p)	Diversified Investment Vehicles	L+ 11.00% (15.82%), 4/25/2031		$4,750	$4,607	$4,181	0.3%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (p)	Diversified Investment Vehicles	L+ 7.50% (12.31%), 1/20/2027		10,728	10,342	9,228	0.5%
Whitehorse, Ltd. 2014-1A E (a) (c) (p)	Diversified Investment Vehicles	L+ 4.55% (9.36%) PIK, 5/1/2026		8,181	8,135	7,038	0.4%
Collateralized Securities - Equity Investments (n)
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (k) (p)	Diversified Investment Vehicles	16.15%, 4/25/2031		$31,603	$11,112	$8,842	0.5%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 1/20/2027		31,575	6,285	—	—%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 3/20/2025		1,970	47	—	—%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026		1,886	134	—	—%
Whitehorse, Ltd. 2014-1A SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026		36,000	6,965	—	—%
Subtotal Collateralized Securities					$47,627	$29,289	1.7%

Equity/Other - 30.5% (b) (d)
Aden & Anais Holdings, Inc. (c) (e) (v)	Retail			4,470	$—	$—	—%
Baker Hill Acquisition, LLC (c) (e)	Financials			22,653	—	—	—%
Black Mountain Sand, LLC (c) (e) (u)	Energy			55,463	—	2,007	0.1%
Cirque Du Soleil Holding USA Newco, Inc. (a) (e) (p)	Media/Entertainment			539,708	1,224	5,531	0.3%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2023
(Unaudited)

Portfolio Company (f) (g) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Cirque Du Soleil Holding USA Newco, Inc. (a) (e) (p)	Media/Entertainment		874,000	$437	$2,258	0.1%
Clover Technologies Group, LLC (c) (e)	Industrials		180,274	1,153	52	0.0%
Clover Technologies Group, LLC (c) (e)	Industrials		2,753	275	1,122	0.1%
CRS-SPV, Inc. (c) (e) (o)	Industrials		246	2,219	1,559	0.1%
Danish CRJ, Ltd. (a) (c) (e) (o) (r)	Transportation		5,002	—	—	—%
Del Real, LLC (c) (e) (u)	Food & Beverage		670,510	382	221	0.0%
Dyno Acquiror, Inc. (c) (e)	Consumer		134,102	58	21	0.0%
FBLC Senior Loan Fund, LLC (a) (c) (j) (o)	Diversified Investment Vehicles		304,934	304,934	304,934	18.1%
First Eagle Greenway Fund II, LLC (a) (e) (p)	Diversified Investment Vehicles		5,329	3,977	401	0.0%
Foresight Energy Operating, LLC (c) (e) (p) (u)	Energy		158,093	2,087	3,519	0.2%
HemaSource, Inc. (c) (e) (v)	Healthcare		223,503	168	410	0.0%
Integrated Efficiency Solutions, Inc. (c) (e) (o) (u)	Industrials		55,991	—	—	—%
Integrated Efficiency Solutions, Inc. (c) (e) (o) (u)	Industrials		57,427	—	—	—%
Internap Corp. (c) (e) (o)	Business Services		1,293,189	543	505	0.1%
Jakks Pacific, Inc. (c)	Consumer		5,303	232	788	0.1%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (o) (x)	Transportation		3,250,000	—	3,250	0.2%
Kahala Ireland OpCo Designated Activity Company (a) (c) (o) (x)	Transportation		1	—	3,237	0.2%
Kahala US OpCo, LLC (a) (c) (e) (o) (w)	Transportation		4,413,472	—	—	—%
KidKraft, Inc. (c) (e) (u)	Consumer		2,682,257	—	751	0.0%
Lakeview Health Holdings, Inc. (c) (e) (o)	Healthcare		5,272	—	—	—%
McDonald Worley, P.C. (c) (e)	Business Services		20,167	20	3,706	0.2%
MCS Acquisition Corp. (c) (e) (p)	Business Services		31,521	4,103	747	0.1%
MCS Acquisition Corp. (c) (e) (p)	Business Services		525,257	525	525	0.0%
MGTF Holdco, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Motor Vehicle Software Corp. (c) (e) (v)	Business Services		223,503	318	262	0.0%
ORG GC Holdings, LLC (c) (e) (o) (u)	Business Services		93,380	212	—	—%
ORG GC Holdings, LLC (c) (e) (o) (u)	Business Services		1,771	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (e) (p)	Diversified Investment Vehicles		8,739	751	1,197	0.1%
Point Broadband Acquisition, LLC (c) (e) (u)	Telecom		2,550,487	2,550	3,407	0.2%
Post Road Equipment Finance, LLC (c) (o) (u)	Financials		79,479	81,787	81,692	4.9%
RMP Group, Inc. (c) (e) (u)	Financials		223	164	369	0.0%
Siena Capital Finance, LLC (c) (o)	Financials		41,789,400	42,499	77,310	4.6%
Skillsoft Corp. (a) (e) (s)	Technology		248,712	2,636	497	0.0%
Smile Brands, Inc. (c) (e)	Healthcare		712	—	874	0.1%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
Tap Rock Resources, LLC (c) (p) (u)	Energy		18,356,442	—	1,215	0.1%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2023
(Unaudited)

Portfolio Company (f) (g) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Tax Defense Network, LLC (c) (e) (p)	Consumer		633,382	$—	$—	—%
Tennenbaum Waterman Fund, LP (a) (p)	Diversified Investment Vehicles		10,000	10,000	8,448	0.5%
Travelpro Products, Inc. (a) (c) (e)	Consumer		447,007	506	498	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		39,769	132	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		4,206	31	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		99,236	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		223	35	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		490	490	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		139	139	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		512,923	—	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		4,639,261	3,140	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		1,940,977	—	—	—%
World Business Lenders, LLC (c) (e)	Financials		922,669	3,750	1,615	0.1%
WPNT, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Wythe Will Tzetzo, LLC (c) (e) (u)	Food & Beverage		22,312	302	—	—%
YummyEarth, Inc. (c) (e)	Food & Beverage		223	—	—	—%
Subtotal Equity/Other				$472,214	$512,928	30.5%

TOTAL INVESTMENTS - 172.5% (b)				$2,955,845	$2,900,567	172.5%
_____________
(a)All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Qualifying assets represent 85.3% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.
(b)Percentages are based on net assets as of March 31, 2023.
(c)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(d)All amounts are in thousands except share amounts.
(e)Non-income producing at March 31, 2023.
(f)The Company has various unfunded commitments to portfolio companies. Please refer to Note 7 - Commitments and Contingencies for details of these unfunded commitments.
(g)Unless otherwise indicated, all of the Company's investments or a portion thereof are pledged as collateral under the JPM Revolver Facility.
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
(j)The Company's investment falls under the definition of a significant subsidiary, as it exceeded the threshold of at least one of the tests under Rule 4-08(g), or exceeded the threshold of at least one of the tests under Rule 3-09. See Note 3 for summarized financial information.
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

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2023
(Unaudited)

(l)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate ("SOFR" or "S"), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at March 31, 2023. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
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
(t)The investment is on non-accrual status as of March 31, 2023.
(u)Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.
(v)The investment is held through BSP TCAP Acquisition Holdings LP, which is an affiliated acquisition entity. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of March 31, 2023.
(w)The Company's investment is held through the consolidated subsidiaries, Kahala Aviation Holdings, LLC and Kahala Aviation US, Inc., which own 100% of the equity of the operating company, Kahala US OpCo LLC.
(x)The Company's investment is held through the consolidated subsidiary, Kahala Aviation Holdings, LLC, which owns 100% of the equity of the operating company, Kahala Ireland OpCo Designated Activity Company.

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
March 31, 2023
(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at March 31, 2023:

	At March 31, 2023
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$442,990	15.2%
Healthcare	415,139	14.3%
Financials	384,690	13.3%
Diversified Investment Vehicles (1)	344,269	11.9%
Software/Services	288,010	9.9%
Industrials	269,884	9.3%
Media/Entertainment	187,292	6.5%
Paper & Packaging	144,949	5.0%
Consumer	114,872	4.0%
Food & Beverage	70,757	2.4%
Utilities	54,774	1.9%
Education	41,683	1.4%
Chemicals	36,452	1.3%
Technology	34,372	1.2%
Telecom	29,728	1.0%
Transportation	26,566	0.9%
Energy	14,140	0.5%
Total	$2,900,567	100.0%
_____________
(1) Includes FBLC's investment in FBLC Senior Loan Fund, LLC, which represents 10.5% of the fair value of investments as of March 31, 2023.
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2022
Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 119.8% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+ 7.50% (11.85%), 3/4/2027	$10,441	$10,298	$10,600	0.6%
1236904 BC, Ltd. (c) (h) (i)	Software/Services	L+ 5.50% (9.88%), 3/4/2027	18,450	18,003	17,841	1.1%
Absolute Software Corp. (a) (c) (i)	Software/Services	L+ 6.00% (10.73%), 7/1/2027	45,093	44,417	44,416	2.7%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+ 6.50% (11.43%), 5/7/2027	13,633	13,436	13,379	0.8%
ADCS Clinics Intermediate Holdings, LLC (c)	Healthcare	L+ 6.50% (11.70%), 5/7/2027	2,794	2,794	2,742	0.2%
Alera Group Intermediate Holdings, Inc. (c)	Financials	S+ 6.50% (10.92%), 10/2/2028	5,890	5,779	5,779	0.3%
Alera Group Intermediate Holdings, Inc. (c)	Financials	S+ 6.50% (10.92%), 10/2/2028	6,598	6,598	6,473	0.4%
Arch Global Precision, LLC (c)	Industrials	L+ 4.75% (8.42%), 4/1/2026	2,356	2,356	2,356	0.1%
Arch Global Precision, LLC (c) (h) (i)	Industrials	L+ 4.75% (9.17%), 4/1/2026	7,479	7,457	7,479	0.4%
Arctic Holdco, LLC (c)	Paper & Packaging	S+ 6.00% (10.68%), 12/23/2026	2,439	2,439	2,403	0.1%
Arctic Holdco, LLC (c) (h) (i)	Paper & Packaging	S+ 6.00% (10.68%), 12/23/2026	60,674	59,823	59,764	3.6%
Armada Parent, Inc. (c)	Industrials	L+ 5.75% (10.13%), 10/29/2027	44,717	43,998	43,997	2.6%
Armada Parent, Inc. (c)	Industrials	L+ 5.75% (10.13%), 10/29/2027	2,253	2,253	2,217	0.1%
Avalara, Inc. (c)	Software/Services	S+ 7.25% (11.83%), 10/19/2028	40,296	39,323	39,321	2.4%
Aveanna Healthcare, LLC (h)	Healthcare	L+ 3.75% (7.77%), 7/17/2028	910	905	696	0.0%
Aventine Holdings, LLC (c)	Media/Entertainment	L+ 6.00% (10.38%) 4.00% PIK, 6/18/2027	9,584	9,584	9,459	0.6%
Aventine Holdings, LLC (c)	Media/Entertainment	10.25% PIK, 6/18/2027	24,798	24,342	24,265	1.5%
Aventine Holdings, LLC (c) (i)	Media/Entertainment	L+ 6.00% (10.38%) 4.00% PIK, 6/18/2027	26,220	25,811	25,876	1.6%
Axiom Global, Inc. (c) (h) (i)	Business Services	L+ 4.75% (9.04%), 10/1/2026	20,316	20,195	20,316	1.2%
BCPE Oceandrive Buyer, Inc. (c) (i)	Healthcare	L+ 6.25% (10.67%), 12/29/2028	3,399	3,399	3,284	0.2%
BCPE Oceandrive Buyer, Inc. (c) (i)	Healthcare	L+ 6.25% (10.67%), 12/29/2028	20,396	20,003	19,701	1.2%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+ 6.25% (10.99%), 12/30/2026	3,425	3,425	3,308	0.2%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+ 6.25% (10.67%), 12/29/2028	1,727	1,727	1,668	0.1%
Black Mountain Sand, LLC (c)	Energy	L+ 9.00% (13.70%), 6/30/2024	8,332	8,310	8,332	0.5%
Capstone Logistics (c)	Transportation	L+ 4.75% (9.13%), 11/12/2027	1,115	1,115	1,115	0.1%
Capstone Logistics (c) (h)	Transportation	L+ 4.75% (9.13%), 11/12/2027	19,014	18,882	19,015	1.1%
CHA Holdings, Inc. (c) (i)	Business Services	L+ 4.50% (9.23%), 4/10/2025	514	496	514	0.0%
Cold Spring Brewing, Co. (c) (h) (i)	Food & Beverage	S+ 4.75% (9.07%), 12/19/2025	7,008	6,973	7,008	0.4%
Communication Technology Intermediate, LLC (c) (h)	Business Services	L+ 5.50% (9.88%), 5/5/2027	17,891	17,632	17,891	1.1%
Communication Technology Intermediate, LLC (c) (i)	Business Services	L+ 5.50% (9.88%), 5/5/2027	6,223	6,223	6,223	0.4%
Communication Technology Intermediate, LLC (c)	Business Services	L+ 5.50% (9.88%), 5/5/2027	205	205	205	0.0%
Corfin Industries, LLC (c)	Industrials	L+ 5.75% (9.82%), 12/27/2027	1,602	1,602	1,602	0.1%
Corfin Industries, LLC (c) (h) (i)	Industrials	L+ 5.75% (9.42%), 2/5/2026	16,394	16,212	16,394	1.0%
Cornerstone Chemical, Co.	Chemicals	6.75%, 8/15/2024	14,850	14,541	11,919	0.7%
CRS-SPV, Inc. (c) (o)	Industrials	L+ 4.50% (8.88%), 3/8/2023	62	62	62	0.0%
Drilling Info Holdings, Inc. (c) (i)	Business Services	L+ 4.25% (8.63%), 7/30/2025	6,952	6,816	6,952	0.4%
Dynagrid Holdings, LLC (c) (h)	Utilities	L+ 6.00% (10.02%), 12/18/2025	3,897	3,832	3,897	0.2%
Dynagrid Holdings, LLC (c) (i)	Utilities	L+ 6.00% (9.67%), 12/18/2025	14,191	14,012	14,191	0.9%
Eliassen Group, LLC (c) (i)	Business Services	S+ 5.50% (10.08%), 4/14/2028	11,586	11,482	11,484	0.7%
Eliassen Group, LLC (c)	Business Services	S+ 5.50% (8.88%), 4/14/2028	439	439	435	0.0%
Faraday Buyer, LLC (c)	Utilities	S+ 7.00% (11.32%), 10/11/2028	26,132	25,377	25,377	1.5%
FGT Purchaser, LLC (c) (h)	Consumer	S+ 5.50% (10.18%), 9/13/2027	21,231	20,898	21,231	1.3%
FGT Purchaser, LLC (c)	Consumer	L+ 5.50% (10.18%), 9/13/2027	815	815	815	0.0%
First Eagle Holdings, Inc. (c)	Financials	S+ 6.50% (10.73%), 3/1/2027	15,000	14,590	14,592	0.9%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2022
Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Foresight Energy Operating, LLC (c) (p)	Energy	L+ 8.00% (12.73%), 6/30/2027	$1,077	$1,077	$1,077	0.1%
Galway Borrower, LLC (c) (h)	Financials	L+ 5.25% (9.98%), 9/29/2028	29,773	29,372	29,252	1.8%
Geosyntec Consultants, Inc. (c)	Business Services	S+ 5.25% (9.57%), 5/18/2029	27,236	26,802	26,803	1.6%
Green Energy Partners/Stonewall, LLC (c)	Utilities	L+ 6.00% (10.73%), 11/12/2026	10,244	10,086	10,244	0.6%
Higginbotham Insurance Agency, Inc. (c) (h)	Financials	L+ 5.25% (9.63%), 11/25/2026	14,626	14,514	14,626	0.9%
Higginbotham Insurance Agency, Inc. (c)	Financials	L+ 5.25% (9.63%), 11/25/2026	2,910	2,910	2,910	0.2%
Hospice Care Buyer, Inc. (c)	Healthcare	L+ 6.50% (11.24%), 12/9/2026	4,530	4,530	4,479	0.3%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+ 6.50% (10.92%), 12/9/2026	24,313	23,809	24,038	1.4%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	L+ 6.50% (10.92%), 12/9/2026	18,008	17,702	17,804	1.1%
Hospice Care Buyer, Inc. (c)	Healthcare	P+ 5.50% (13.00%), 12/9/2026	1,903	1,903	1,882	0.1%
Hospice Care Buyer, Inc. (c)	Healthcare	L+ 6.50% (11.23%), 12/9/2026	2,106	2,050	2,083	0.1%
ICR Operations, LLC (c)	Business Services	L+ 5.25% (9.98%), 11/22/2028	42,345	41,633	41,570	2.5%
ICR Operations, LLC (c)	Business Services	L+ 5.25% (9.98%), 11/22/2027	1,545	1,545	1,516	0.1%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+ 5.25% (8.92%), 7/31/2024	45	45	45	0.0%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	L+ 5.25% (8.92%), 7/31/2024	30,683	30,519	30,684	1.8%
Ideal Tridon Holdings, Inc. (c)	Industrials	L+ 5.25% (9.60%), 7/31/2023	1,566	1,566	1,566	0.1%
IG Investments Holdings, LLC (c) (h)	Business Services	L+ 6.00% (10.38%), 9/22/2028	17,629	17,341	17,469	1.0%
IG Investments Holdings, LLC (c) (h)	Business Services	L+ 6.00% (10.38%), 9/22/2028	318	315	315	0.0%
IG Investments Holdings, LLC (c)	Business Services	L+ 6.00% (10.39%), 9/22/2027	556	556	551	0.0%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+ 5.75% (10.17%), 5/23/2028	605	605	594	0.0%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+ 5.75% (10.17%), 5/23/2028	21,226	20,845	20,844	1.3%
Integrated Efficiency Solutions, Inc. (c) (o)	Industrials	7.50%, 12/31/2025	1,421	1,421	1,421	0.1%
Integrated Global Services, Inc. (c) (i)	Industrials	L+ 6.00% (10.51%), 2/4/2026	11,269	11,153	11,269	0.7%
Internap Corp. (c) (h) (o)	Business Services	L+ 6.50% (11.09%) 5.50% PIK, 5/8/2025	5,192	5,191	4,802	0.3%
International Cruise & Excursions, Inc. (c) (i)	Business Services	S+ 5.35% (9.44%), 6/6/2025	4,850	4,831	4,413	0.3%
IQN Holding Corp. (c) (i)	Software/Services	P+ 4.50% (12.00%), 5/2/2029	11,023	10,924	10,925	0.7%
IQN Holding Corp. (c)	Software/Services	S+ 5.50% (9.68%), 5/2/2029	191	191	190	0.0%
K2 Intelligence Holdings, Inc. (c) (h) (i)	Business Services	L+ 5.75% (10.48%), 9/23/2024	7,047	6,999	6,378	0.4%
KidKraft, Inc. (c)	Consumer	L+ 6.00% (10.72%), 6/30/2023	1,060	1,060	994	0.1%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,983	2,983	2,562	0.2%
Knowledge Pro Buyer, Inc. (c) (i)	Business Services	L+ 5.75% (10.04%), 12/10/2027	24,552	24,148	24,122	1.4%
Knowledge Pro Buyer, Inc. (c)	Business Services	L+ 5.75% (10.04%), 12/10/2027	2,322	2,322	2,282	0.1%
Labrie Environmental Group, LLC (a) (c)	Industrials	L+ 5.50% (9.57%), 9/1/2026	22,352	22,078	21,457	1.3%
Lakeland Tours, LLC (c) (h) (i)	Education	L+ 6.00% (10.42%), 9/25/2025	4,523	4,258	4,071	0.2%
Lakeland Tours, LLC (c) (h) (i)	Education	13.25% PIK, 9/25/2027	5,353	3,958	4,015	0.2%
Lakeview Health Holdings, Inc. (c) (o)	Healthcare	P+ 6.00% (13.00%) PIK, 10/15/2024	579	579	579	0.0%
Lakeview Health Holdings, Inc. (c) (o) (t)	Healthcare	P+ 4.50% (12.00%) PIK, 10/15/2024	1,728	664	546	0.0%
Lakeview Health Holdings, Inc. (c) (o)	Healthcare	P+ 6.00% (13.00%) PIK, 10/15/2024	227	227	227	0.0%
LightSquared, LP	Telecom	15.50% PIK, 11/1/2023	2,096	2,082	677	0.0%
Manna Pro Products, LLC (c)	Consumer	L+ 6.00% (10.07%), 12/10/2026	4,002	4,002	3,842	0.2%
Manna Pro Products, LLC (c) (i)	Consumer	L+ 6.00% (10.07%), 12/10/2026	32,915	32,381	31,598	1.9%
Manna Pro Products, LLC (c)	Consumer	L+ 6.00% (10.07%), 12/10/2026	1,962	1,962	1,883	0.1%
McDonald Worley, P.C. (c)	Business Services	26.00% PIK, 12/31/2024	15,077	15,077	11,488	0.7%
MCS Acquisition Corp. (c) (p)	Business Services	L+ 6.00% (9.74%), 10/2/2025	772	772	772	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2022
Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Medical Depot Holdings, Inc. (c) (h) (i)	Healthcare	S+ 9.50% (13.14%) 4.00% PIK, 6/1/2025	$20,545	$20,252	$18,899	1.1%
Medical Depot Holdings, Inc. (c)	Healthcare	S+ 10.00% (14.58%) 9.00% PIK, 6/1/2025	3,574	3,512	3,510	0.2%
Medical Management Resource Group, LLC (c)	Healthcare	L+ 5.75% (9.83%), 9/30/2027	6,598	6,598	6,509	0.4%
Medical Management Resource Group, LLC (c) (h)	Healthcare	L+ 5.75% (10.17%), 9/30/2027	15,977	15,724	15,761	1.0%
MGTF Radio Company, LLC (c) (o)	Media/Entertainment	L+ 6.00% (10.73%), 4/1/2024	47,271	47,237	40,015	2.4%
Midwest Can Company, LLC (c) (h) (i)	Paper & Packaging	L+ 6.00% (10.73%), 3/2/2026	32,056	31,688	32,056	1.9%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+ 6.50% (10.19%), 3/15/2024	11,229	11,176	11,229	0.7%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+ 6.50% (11.25%), 3/15/2024	10,271	10,213	10,271	0.6%
Mirra-Primeaccess Holdings, LLC (c)	Healthcare	L+ 6.50% (10.88%), 7/29/2026	48,827	48,129	48,827	2.9%
Mirra-Primeaccess Holdings, LLC (c)	Healthcare	L+ 6.50% (10.57%), 7/29/2026	2,935	2,935	2,935	0.2%
Monumental RSN, LLC (c)	Media/Entertainment	S+ 6.00% (10.32%), 9/20/2027	7,313	7,243	7,386	0.5%
Muth Mirror Systems, LLC (c) (h) (i)	Technology	L+ 6.75% (10.07%), 4/23/2025	14,821	14,707	13,613	0.8%
Muth Mirror Systems, LLC (c)	Technology	L+ 6.75% (11.48%), 4/23/2025	650	650	597	0.0%
New Star Metals, Inc. (c) (h) (i)	Industrials	L+ 5.00% (9.73%), 1/9/2026	32,454	32,113	32,454	1.9%
NTM Acquisition Corp. (c) (h) (i)	Media/Entertainment	L+ 7.25% (11.98%) 1.00% PIK, 6/7/2024	20,547	20,547	19,992	1.2%
Odessa Technologies, Inc. (c) (h)	Software/Services	L+ 5.75% (10.09%), 10/19/2027	14,343	14,113	14,089	0.8%
ORG GC Holdings, LLC (c) (o)	Business Services	L+ 6.50% (11.23%) PIK, 11/29/2026	9,082	9,082	9,082	0.5%
Pie Buyer, Inc. (c) (i)	Food & Beverage	S+ 5.50% (8.69%), 4/5/2027	2,077	2,042	2,077	0.1%
Pie Buyer, Inc. (c) (i)	Food & Beverage	L+ 5.50% (8.38%), 4/5/2027	28,034	27,437	28,034	1.7%
Pie Buyer, Inc. (c)	Food & Beverage	L+ 5.50% (9.67%), 4/5/2027	6,068	6,068	6,068	0.4%
Pie Buyer, Inc. (c)	Food & Beverage	L+ 5.50% (10.67%), 4/6/2026	460	460	460	0.0%
PlayPower, Inc. (c) (h) (i)	Industrials	L+ 5.50% (9.17%), 5/8/2026	23,695	23,525	20,520	1.2%
Pluralsight, LLC (c) (h)	Software/Services	L+ 8.00% (11.83%), 4/6/2027	18,826	18,559	18,513	1.1%
Pluralsight, LLC (c) (h)	Software/Services	L+ 8.00% (12.75%), 4/6/2027	6,728	6,628	6,616	0.4%
Pluralsight, LLC (c)	Software/Services	L+ 8.00% (12.75%), 4/6/2027	801	801	788	0.0%
Point Broadband Acquisition, LLC (c) (h)	Telecom	L+ 6.00% (9.75%), 10/2/2028	19,147	18,753	18,754	1.1%
Point Broadband Acquisition, LLC (c)	Telecom	L+ 6.00% (10.56%), 10/2/2028	3,810	3,810	3,731	0.2%
Premier Global Services, Inc. (c) (t)	Telecom	P+ 5.50% (13.00%), 6/8/2023	5,024	4,908	—	—%
Premier Global Services, Inc. (c) (t)	Telecom	P+ 5.50% (13.00%), 1/31/2023	969	969	145	0.0%
PSKW, LLC (c) (h) (i)	Healthcare	L+ 6.25% (10.64%), 3/9/2026	29,175	28,788	29,175	1.8%
Questex, Inc. (c) (h) (i)	Media/Entertainment	L+ 4.25% (8.98%), 9/9/2024	15,503	15,416	15,044	0.9%
Reddy Ice Corp. (c)	Food & Beverage	L+ 6.50% (10.24%), 7/1/2025	1,785	1,776	1,751	0.1%
Reddy Ice Corp. (c)	Food & Beverage	L+ 6.50% (10.24%), 7/1/2025	1,461	1,461	1,433	0.1%
Reddy Ice Corp. (c)	Food & Beverage	L+ 6.50% (10.24%), 7/1/2025	4,814	4,814	4,720	0.3%
Reddy Ice Corp. (c) (h) (i)	Food & Beverage	L+ 6.50% (10.24%), 7/1/2025	18,951	18,714	18,581	1.1%
Relativity Oda, LLC (c) (i)	Software/Services	L+ 7.50% (11.89%) PIK, 5/12/2027	5,309	5,225	5,137	0.3%
REP TEC Intermediate Holdings, Inc. (c) (h) (i)	Software/Services	L+ 6.50% (11.23%), 6/19/2025	28,492	28,147	28,147	1.7%
REP TEC Intermediate Holdings, Inc. (c)	Software/Services	L+ 6.50% (11.23%), 6/19/2025	519	519	513	0.0%
Roadsafe Holdings, Inc. (c)	Industrials	P+ 4.75% (12.25%), 10/19/2027	6,797	6,797	6,686	0.4%
Roadsafe Holdings, Inc. (c) (i)	Industrials	L+ 5.75% (10.87%), 10/19/2027	7,753	7,639	7,627	0.5%
RSC Acquisition, Inc. (c) (i)	Financials	S+ 5.50% (10.23%), 10/30/2026	15,193	15,178	15,194	0.9%
RSC Acquisition, Inc. (c)	Financials	S+ 5.50% (10.23%), 10/30/2026	1,484	1,484	1,484	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2022
Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	L+ 6.00% (10.77%), 11/18/2027	$32,991	$32,454	$32,991	2.0%
SCIH Salt Holdings, Inc. (c)	Industrials	L+ 4.00% (7.74%), 3/17/2025	1,123	1,123	1,025	0.1%
Sherlock Buyer Corp. (c) (i)	Business Services	L+ 5.75% (10.48%), 12/8/2028	11,041	10,852	10,848	0.7%
Simplifi Holdings, Inc. (c) (h)	Media/Entertainment	L+ 5.50% (9.25%), 10/1/2027	35,105	34,550	34,519	2.1%
Skillsoft Corp. (h)	Technology	S+ 5.25% (9.58%), 7/14/2028	1,374	1,357	1,140	0.1%
St. Croix Hospice Acquisition Corp. (c)	Healthcare	L+ 6.00% (10.70%), 10/30/2026	2,809	2,809	2,809	0.2%
St. Croix Hospice Acquisition Corp. (c) (i)	Healthcare	L+ 6.00% (10.42%), 10/30/2026	25,420	25,096	25,420	1.5%
STRIPER BUYER, LLC (c) (h)	Paper & Packaging	L+ 5.50% (9.57%), 12/30/2026	12,268	12,184	12,268	0.7%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+ 6.75% (11.50%), 12/31/2023	4,649	4,643	4,649	0.3%
Subsea Global Solutions, LLC (c) (i)	Business Services	L+ 6.75% (11.50%), 3/29/2023	7,061	7,054	7,061	0.4%
Subsea Global Solutions, LLC (c)	Business Services	L+ 6.75% (10.50%), 12/31/2023	905	905	905	0.1%
SunMed Group Holdings, LLC (c) (h)	Healthcare	L+ 5.75% (10.48%), 6/16/2028	8,964	8,841	8,830	0.5%
SunMed Group Holdings, LLC (c)	Healthcare	L+ 5.75% (10.49%), 6/16/2027	288	288	285	0.0%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+ 6.00% (10.00%) PIK, 3/31/2023	7,296	3,833	186	0.0%
Tax Defense Network, LLC (c) (p) (t)	Consumer	10.00% PIK, 3/31/2023	4,264	2,986	4,264	0.3%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+ 6.00% (10.00%) PIK, 3/31/2023	41,102	21,646	1,048	0.1%
The NPD Group, LP (c)	Business Services	S+ 5.75% (10.07%) 2.75% PIK, 12/1/2028	34,210	33,577	33,571	2.0%
The NPD Group, LP (c)	Business Services	S+ 5.75% (10.07%) 2.75% PIK, 12/1/2027	231	231	226	0.0%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+ 4.00% (8.35%), 5/18/2028	4,327	4,314	4,327	0.3%
Trinity Air Consultants Holdings Corp. (c)	Business Services	L+ 5.25% (10.40%), 6/29/2027	3,836	3,836	3,778	0.2%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+ 5.25% (10.18%), 6/29/2027	20,424	20,118	20,118	1.2%
Triple Lift, Inc. (c)	Software/Services	S+ 5.25% (9.58%), 5/5/2028	1,265	1,265	1,243	0.1%
Triple Lift, Inc. (c) (i)	Software/Services	S+ 5.50% (10.45%), 5/5/2028	28,262	27,819	27,782	1.7%
University of St. Augustine Acquisition Corp. (c) (h) (i)	Education	L+ 4.25% (8.33%), 2/2/2026	23,278	23,021	23,278	1.4%
Urban One, Inc.	Media/Entertainment	7.38%, 2/1/2028	1,561	1,561	1,319	0.1%
US Oral Surgery Management Holdco, LLC (c)	Healthcare	L+ 5.50% (10.72%), 11/18/2027	3,525	3,525	3,490	0.2%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare	L+ 6.00% (10.68%), 11/18/2027	12,173	11,975	12,051	0.7%
US Salt Investors, LLC (c)	Chemicals	L+ 5.50% (9.17%), 7/19/2028	19,932	19,616	19,559	1.2%
Vantage Mobility International, LLC (c) (p) (t)	Transportation	L+ 6.00% (10.13%) PIK, 3/21/2024	1,991	251	—	—%
Vantage Mobility International, LLC (c) (p) (t)	Transportation	L+ 6.00% (10.13%) PIK, 3/21/2024	256	244	—	—%
Vensure Employer Services, Inc. (c) (i)	Business Services	S+ 4.75% (8.71%), 4/1/2027	11,882	11,819	11,882	0.7%
Victors CCC Buyer, LLC (c)	Business Services	S+ 5.75% (10.69%), 6/1/2029	16,947	16,636	16,637	1.0%
West Coast Dental Services, Inc. (c)	Healthcare	S+ 5.75% (9.99%), 7/1/2028	255	255	251	0.0%
West Coast Dental Services, Inc. (c)	Healthcare	S+ 5.75% (9.99%), 7/1/2028	19,765	19,446	19,448	1.2%
Westwood Professional Services, Inc. (c)	Business Services	L+ 6.00% (9.75%), 5/26/2026	1,007	1,007	1,007	0.1%
Westwood Professional Services, Inc. (c) (i)	Business Services	L+ 6.00% (9.75%), 5/26/2026	8,561	8,444	8,561	0.5%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	L+ 5.75% (9.42%), 6/22/2028	29,124	28,669	25,940	1.6%
WHCG Purchaser III, Inc. (c)	Healthcare	L+ 5.75% (9.42%), 6/22/2028	7,078	7,078	6,304	0.4%
WHCG Purchaser III, Inc. (c)	Healthcare	L+ 5.75% (10.48%), 6/22/2026	1,426	1,426	1,305	0.1%
WIN Holdings III Corp. (c) (h)	Consumer	L+ 5.25% (10.40%), 7/16/2028	31,310	30,814	30,815	1.9%
WMK, LLC (c) (i)	Business Services	S+ 5.75% (9.45%), 9/5/2025	2,532	2,526	2,532	0.2%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2022
Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
WMK, LLC (c)	Business Services	S+ 5.75% (10.48%), 9/5/2025		$349	$347	$349	0.0%
WMK, LLC (c) (h) (i)	Business Services	S+ 5.75% (9.73%), 9/5/2025		17,975	17,838	17,975	1.1%
WMK, LLC (c)	Business Services	L+ 5.75% (9.99%), 9/5/2024		2,618	2,618	2,618	0.2%
WMK, LLC (c)	Business Services	S+ 5.75% (10.15%), 9/5/2025		11,118	11,118	11,118	0.7%
WMK, LLC (c) (i)	Business Services	S+ 5.75% (10.17%), 9/5/2025		3,697	3,627	3,697	0.2%
WMK, LLC (c)	Business Services	S+ 5.75% (10.30%), 9/5/2025		8,000	7,690	8,000	0.5%
Zendesk, Inc. (c)	Software/Services	S+ 6.50% (11.04%) 3.50% PIK, 11/22/2028		42,801	41,961	41,962	2.5%
Subtotal Senior Secured First Lien Debt					$2,048,997	$1,995,273	119.8%

Senior Secured Second Lien Debt - 12.2% (b)
Accentcare, Inc. (c) (h)	Healthcare	L+ 8.75% (13.49%), 6/21/2027		$30,152	$29,691	$25,026	1.5%
Anchor Glass Container Corp. (c) (t)	Paper & Packaging	L+ 7.75% (11.53%), 12/7/2024		6,667	6,150	2,003	0.1%
Aruba Investments Holdings, LLC (i)	Chemicals	L+ 7.75% (12.14%), 11/24/2028		3,759	3,717	3,401	0.2%
Astro AB Merger Sub, Inc. (a) (c) (h)	Financials	L+ 8.00% (12.42%), 4/30/2025		8,162	8,145	7,560	0.5%
Carlisle FoodService Products, Inc. (c)	Consumer	L+ 7.75% (11.32%), 3/20/2026		10,719	10,633	10,166	0.6%
CommerceHub, Inc. (c)	Technology	S+ 7.00% (11.53%), 12/29/2028		12,360	12,314	10,506	0.6%
Corelogic, Inc. (c)	Business Services	L+ 6.50% (10.94%), 6/4/2029		10,808	10,721	9,252	0.6%
HAH Group Holding Company, LLC (c) (h)	Healthcare	L+ 8.50% (12.89%), 10/30/2028		12,445	12,218	12,445	0.7%
Integrated Efficiency Solutions, Inc. (c) (o)	Industrials	10.00% PIK, 12/31/2026		1,586	1,062	760	0.0%
Mercury Merger Sub, Inc. (c)	Business Services	L+ 6.50% (10.25%), 8/2/2029		13,965	13,869	13,518	0.8%
ORG GC Holdings, LLC (c) (o)	Business Services	18.00% PIK, 11/29/2027		4,109	4,109	3,868	0.2%
PetVet Care Centers, LLC (c) (h)	Healthcare	L+ 6.25% (10.63%), 2/13/2026		3,539	3,532	3,464	0.2%
Project Boost Purchaser, LLC (c)	Business Services	L+ 8.00% (12.38%), 5/31/2027		1,848	1,848	1,848	0.1%
Proofpoint, Inc. (h)	Software/Services	L+ 6.25% (10.99%), 8/31/2029		7,842	7,809	7,502	0.5%
QuickBase, Inc. (c)	Technology	L+ 8.00% (12.38%), 4/2/2027		7,484	7,404	7,484	0.4%
RealPage, Inc. (i)	Software/Services	L+ 6.50% (10.88%), 4/23/2029		13,647	13,485	13,067	0.8%
Recess Holdings, Inc. (c) (h)	Industrials	L+ 7.75% (12.17%), 9/29/2025		16,134	16,038	16,134	1.0%
SSH Group Holdings, Inc. (c)	Education	L+ 8.25% (12.98%), 7/30/2026		10,122	10,077	10,122	0.6%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+ 6.75% (11.10%), 5/18/2029		4,654	4,628	4,654	0.3%
Travelpro Products, Inc. (a) (c)	Consumer	13.00%, 2.00% PIK, 11/20/2024		2,983	2,983	2,983	0.2%
Travelpro Products, Inc. (a) (c) (m)	Consumer	13.00%, 2.00% PIK, 11/20/2024	CAD	3,445	2,671	2,542	0.2%
USIC Holdings, Inc. (c) (h)	Business Services	L+ 6.50% (10.57%), 5/14/2029		5,798	5,751	5,589	0.3%
Vantage Mobility International, LLC (c) (p) (t)	Transportation	L+ 6.00% (10.13%) PIK, 3/21/2024		1,212	17	—	—%
Vantage Mobility International, LLC (c) (p) (t)	Transportation	L+ 6.00% (10.13%) PIK, 3/21/2024		3,936	2,914	—	—%
Victory Buyer, LLC (c)	Industrials	L+ 7.00% (11.35%), 11/19/2029		31,686	31,407	29,405	1.8%
Subtotal Senior Secured Second Lien Debt					$223,193	$203,299	12.2%

Subordinated Debt - 8.1% (b)
Del Real, LLC (c)	Food & Beverage	16.00%, 12.00% PIK, 4/7/2023		$4,848	$4,679	$4,772	0.3%
Post Road Equipment Finance, LLC (c) (o)	Financials	L+ 7.75% (11.94%), 12/31/2028		15,086	15,086	15,086	0.9%
Post Road Equipment Finance, LLC (c) (o)	Financials	L+ 7.75% (11.94%), 12/31/2028		38,100	37,982	38,100	2.3%
Siena Capital Finance, LLC (c) (j) (o)	Financials	12.50%, 11/26/2026		77,000	76,995	77,000	4.6%
Subtotal Subordinated Debt					$134,742	$134,958	8.1%

Collateralized Securities - 1.8% (b)
Collateralized Securities - Debt Investments
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (p)	Diversified Investment Vehicles	L+ 11.00% (15.36%), 4/25/2031		$4,750	$4,603	$4,165	0.3%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2022
Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (p)	Diversified Investment Vehicles	L+ 7.50% (11.74%), 1/20/2027	$10,728	$10,264	$8,849	0.5%
Whitehorse, Ltd. 2014-1A E (a) (c) (p)	Diversified Investment Vehicles	L+ 4.55% (8.99%) PIK, 5/1/2026	8,132	8,076	6,996	0.4%
Collateralized Securities - Equity Investments (n)
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (k) (p)	Diversified Investment Vehicles	19.92%, 4/25/2031	$31,603	$11,714	$10,278	0.6%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 1/20/2027	31,575	6,285	—	—%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 3/20/2025	1,970	47	—	—%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026	1,886	134	—	—%
Whitehorse, Ltd. 2014-1A SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026	36,000	6,965	—	—%
Subtotal Collateralized Securities				$48,088	$30,288	1.8%

Equity/Other - 30.7% (b) (d)
Aden & Anais Holdings, Inc. (c) (e) (w)	Retail		4,470	$—	$—	—%
Baker Hill Acquisition, LLC (c) (e)	Financials		22,653	—	—	—%
Black Mountain Sand, LLC (c) (e) (u)	Energy		55,463	—	1,659	0.1%
CDS U.S. Intermediate Holdings, Inc. (a) (e) (p)	Media/Entertainment		539,708	1,224	4,721	0.3%
CDS U.S. Intermediate Holdings, Inc. (a) (e) (p)	Media/Entertainment		874,000	437	1,311	0.1%
Clover Technologies Group, LLC (c) (e)	Industrials		180,274	1,153	52	0.0%
Clover Technologies Group, LLC (c) (e)	Industrials		2,753	275	1,122	0.1%
CRS-SPV, Inc. (c) (e) (o)	Industrials		246	2,218	1,559	0.1%
Danish CRJ, Ltd. (a) (c) (e) (o) (r)	Transportation		5,002	—	—	—%
Del Real, LLC (c) (e) (u)	Food & Beverage		670,510	382	143	0.0%
Dyno Acquiror, Inc. (c) (e)	Consumer		134,102	58	21	0.0%
FBLC Senior Loan Fund, LLC (a) (c) (j) (o)	Diversified Investment Vehicles		304,934	304,934	304,934	18.3%
First Eagle Greenway Fund II, LLC (a) (e) (p)	Diversified Investment Vehicles		5,329	3,977	360	0.0%
Foresight Energy Operating, LLC (c) (e) (p) (u)	Energy		158,093	2,087	3,519	0.2%
HemaSource, Inc. (c) (e) (w)	Healthcare		223,503	168	369	0.0%
Integrated Efficiency Solutions, Inc. (c) (e) (o) (u)	Industrials		55,991	—	—	—%
Integrated Efficiency Solutions, Inc. (c) (e) (o) (u)	Industrials		57,427	—	—	—%
Internap Corp (c) (e) (o)	Business Services		1,293,189	543	595	0.0%
Jakks Pacific, Inc. (c)	Consumer		5,303	223	788	0.0%
Kahala Ireland OpCo Designated Activity Company (a) (c) (o) (y)	Transportation		1	—	5,027	0.3%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (o) (y)	Transportation		3,250,000	—	3,250	0.2%
Kahala US OpCo, LLC (a) (c) (e) (o) (x)	Transportation		4,413,472	—	—	—%
KidKraft, Inc. (c) (e) (u)	Consumer		2,682,257	—	1,770	0.1%
Lakeview Health Holdings, Inc. (c) (e) (o)	Healthcare		5,272	—	—	—%
McDonald Worley, P.C. (c) (e)	Business Services		20,167	20	2,799	0.2%
MCS Acquisition Corp. (c) (e) (p)	Business Services		31,521	4,103	747	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)

December 31, 2022
Portfolio Company (f) (q) (v)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
MCS Acquisition Corp. (c) (e) (p)	Business Services		356,537	$357	$357	0.0%
MGTF Holdco, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Motor Vehicle Software Corp. (c) (e) (w)	Business Services		223,503	318	262	0.0%
ORG GC Holdings, LLC (c) (e) (o)	Business Services		93,380	212	—	—%
ORG GC Holdings, LLC (c) (e) (o)	Business Services		1,771	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (e) (p)	Diversified Investment Vehicles		8,739	826	1,162	0.1%
Point Broadband Acquisition, LLC (c) (e) (u)	Telecom		2,550,487	2,550	3,009	0.2%
Post Road Equipment Finance, LLC (c) (o) (u)	Financials		79,479	81,787	81,692	4.9%
RMP Group, Inc. (c) (e) (u)	Financials		223	164	369	0.0%
Siena Capital Finance, LLC (c) (j) (o)	Financials		41,789,400	42,499	77,310	4.7%
Skillsoft Corp. (e) (s)	Technology		248,712	2,636	323	0.0%
Smile Brands, Inc. (c) (e)	Healthcare		712	—	874	0.1%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
Tap Rock Resources, LLC (c) (g) (p) (u)	Energy		18,356,442	—	596	0.0%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		633,382	—	—	—%
Tennenbaum Waterman Fund, LP (a) (p)	Diversified Investment Vehicles		10,000	10,000	8,699	0.6%
Travelpro Products, Inc. (a) (c) (e)	Consumer		447,007	506	313	0.0%
United Biologics, LLC (c) (e) (u)	Healthcare		39,769	132	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		4,206	31	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		99,236	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		223	35	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		490	490	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		139	139	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		512,923	—	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		4,639,261	3,140	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		1,940,977	—	—	—%
World Business Lenders, LLC (c) (e)	Financials		922,669	3,750	1,614	0.1%
WPNT, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Wythe Will Tzetzo, LLC (c) (e) (u)	Food & Beverage		22,312	302	—	—%
YummyEarth, Inc. (c) (e)	Food & Beverage		223	—	—	—%
Subtotal Equity/Other				$472,111	$511,326	30.7%

TOTAL INVESTMENTS - 172.6% (b)				$2,927,131	$2,875,144	172.6%
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
(j)The Company's investment falls under the definition of a significant subsidiary, as it exceeded the threshold of at least one of the tests under Rule 3-09. See Note 18 in the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and the relevant portfolio companies' audited financial statements filed as an exhibit thereto for additional disclosure.
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
For the period ended March 31, 2023
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
On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. As of March 31, 2023, the Company had issued 268.5 million shares of common stock for gross proceeds of $2.6 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of March 31, 2023, the Company had repurchased a cumulative 37.4 million shares of common stock through its share repurchase program for payments of $308.4 million.
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
For the period ended March 31, 2023
(Unaudited)

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
For the period ended March 31, 2023
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
For the period ended March 31, 2023
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
Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. For the periods ended March 31, 2023 and 2022 the Company did not incur any offering costs subject to the Adviser limitation.
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
For the period ended March 31, 2023
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
Payment-in-Kind Interest/Dividends
The Company may hold debt and equity investments in its portfolio that contain payment-in-kind (“PIK”) interest and dividend provisions. PIK interest and PIK dividends, which represent contractually deferred interest or dividends that add to the investment balance that is generally due at maturity, are recorded on accrual basis to the extent such amounts are expected to be collected.
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
For the period ended March 31, 2023
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
For investments for which Level 1 inputs, such as quoted prices, were not available at March 31, 2023 and December 31, 2022, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at March 31, 2023 and December 31, 2022 may differ materially from values that would have been used had a ready market for the securities existed.
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
For the period ended March 31, 2023
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
For discussion of the fair value measurement of the Company's foreign currency contracts, refer to Note 6 - Derivatives.
The following table presents fair value measurements of investments, by major class, as of March 31, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$18,596	$2,017,137	$—	$2,035,733
Senior Secured Second Lien Debt	—	7,950	193,111	—	201,061
Subordinated Debt	—	—	121,556	—	121,556
Collateralized Securities	—	—	29,289	—	29,289
Equity/Other	497	7,789	189,662	10,046	207,994
FBLC Senior Loan Fund, LLC	—	—	304,934	—	304,934
Total	$497	$34,335	$2,855,689	$10,046	$2,900,567

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

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
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2023:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other (1)	Total
Balance as of December 31, 2022	$1,976,960	$179,329	$134,958	$30,288	$494,750	$2,816,285
Purchases and other adjustments to cost	66,537	375	1,607	143	179	68,841
Sales and repayments	(21,172)	(201)	(14,406)	(602)	121	(36,260)
Net realized gain (loss)	93	—	(499)	—	(121)	(527)
Transfers in	—	23,971	—	—	—	23,971
Transfers out	—	(9,252)	—	—	—	(9,252)
Net change in unrealized depreciation on investments	(5,281)	(1,111)	(104)	(540)	(333)	(7,369)
Balance as of March 31, 2023	$2,017,137	$193,111	$121,556	$29,289	$494,596	$2,855,689
Net change in unrealized depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(5,281)	$(1,111)	$(10)	$(540)	$(333)	$(7,275)
_______________
(1) Includes FBLC's investment in FBLC Senior Loan Fund, LLC.
For the three months ended March 31, 2023, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the three months ended March 31, 2023, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
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
The composition of the Company’s investments as of March 31, 2023, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$2,091,184	$2,035,733	70.2%
Senior Secured Second Lien Debt	223,375	201,061	6.9
Subordinated Debt	121,445	121,556	4.2
Collateralized Securities	47,627	29,289	1.0
Equity/Other	167,280	207,994	7.2
FBLC Senior Loan Fund, LLC	304,934	304,934	10.5
Total	$2,955,845	$2,900,567	100.0%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of March 31, 2023. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$1,956,753	Yield Analysis	Market Yield	8.62%	51.58%	11.24%
Senior Secured First Lien Debt (c)	32,615	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	19,106	Waterfall Analysis	EBITDA Multiple	5.16x	9.00x	8.99x
Senior Secured First Lien Debt	8,663	Waterfall Analysis	Revenue Multiple	0.17x	0.79x	0.35x
Senior Secured Second Lien Debt	186,249	Yield Analysis	Market Yield	11.11%	22.92%	15.22%
Senior Secured Second Lien Debt	6,047	Waterfall Analysis	EBITDA Multiple	4.50x	7.85x	6.74x
Senior Secured Second Lien Debt (b)	815	Waterfall Analysis	Revenue Multiple	0.43x	0.43x	0.43x
Subordinated Debt	121,556	Waterfall Analysis	Tangible Net Asset Value Multiple	1.59x	1.85x	1.71x
Collateralized Securities	29,289	Discounted Cash Flow	Discount Rate	13.80%	19.00%	17.26%
Equity/Other	159,003	Waterfall Analysis	Tangible Net Asset Value Multiple	1.59x	1.85x	1.72x
Equity/Other	15,051	Waterfall Analysis	EBITDA Multiple	3.73x	22.50x	9.78x
Equity/Other	6,487	Waterfall Analysis	Discount Rate	18.00%	18.00%	18.00%
Equity/Other	4,494	Yield Analysis	Market Yield	13.25%	23.43%	21.65%
Equity/Other (b)	1,615	Waterfall Analysis	TBV Multiple	0.90x	0.90x	0.90x
Equity/Other	1,293	Waterfall Analysis	Revenue Multiple	0.30x	0.70x	0.69x
Equity/Other (b) (c)	1,215	N/A	N/A	N/A	N/A	N/A
Equity/Other (b) (d)	504	Waterfall Analysis	Asset Recovery	$110.00	$110.00	$110.00
FBLC Senior Loan Fund, LLC (b)	304,934	Discounted Cash Flow	Discount Rate	13.75%	13.75%	13.75%
Total	$2,855,689
______________
(a)Weighted averages are calculated based on fair value of investments.
(b)This asset category contains one investment.
(c)Investment(s) were valued based on recent or pending transactions expected to close after the valuation date.
(d)Range and weighted average shown in millions.
There were no significant changes in valuation approach or technique as of March 31, 2023.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
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
(d)Range and weighted average shown in millions
There were no significant changes in valuation approach or technique as of December 31, 2022.
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
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of March 31, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
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
As of March 31, 2023, the Company had 5 portfolio companies on non-accrual with a total amortized cost of $44.4 million and fair value of $8.4 million, which represented 1.5% and 0.3% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2022, the Company had 5 portfolio companies on non-accrual with a total amortized cost of $44.6 million and fair value of $8.2 million, which represented 1.5%, and 0.3% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

FBLC Senior Loan Fund, LLC
On January 20, 2021, FBLC and Cliffwater Corporate Lending Fund (“CCLF”) formed a joint venture, FBLC Senior Loan Fund, LLC (the “SLF”), that invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by FBLC for financial reporting purposes. FBLC provides capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. As of March 31, 2023 and December 31, 2022, FBLC and CCLF owned 79.8% and 20.2%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. FBLC and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As part of the initial contribution to SLF, FBLC contributed $751.8 million of assets, including $664.2 million of investments and $42.4 million of cash, as well as $446.9 million worth of liabilities, including the Citi Credit Facility (as defined in Note 5) debt of $344.4 million in exchange for $304.9 million of equity in SLF. As of March 31, 2023 and December 31, 2022, FBLC’s investment in SLF consisted of equity contributions of $304.9 million. FBLC’s investment in SLF is classified as “Equity/Other” on the Consolidated Schedules of Investments, and other disclosures unless otherwise indicated. Subsequent to the initial contribution, FBLC may sell investments to SLF. For the three months ended March 31, 2023 and the year ended December 31, 2022, FBLC had not sold any investments to SLF.
Below is a summary of SLF’s portfolio as of March 31, 2023 and December 31, 2022. A listing of the individual investments in SLF’s portfolio as of such dates can be found below:

	March 31, 2023	December 31, 2022
	(Unaudited)
Total assets	$972,174	$965,671
Total investments (1)	$867,931	$855,705
Weighted Average Current Yield for Total Portfolio (2)	10.6%	10.2%
Number of Portfolio companies in SLF	162	163
Largest portfolio company investment (1)	$19,375	$19,381
Total of five largest portfolio company investments (1)	$87,457	$86,158
_____________________
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.
SLF may invest in portfolio companies in the same industries in which FBLC directly invests.
Below is a listing of SLF’s individual investments as of March 31, 2023:

March 31, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)

Senior Secured First Lien Debt
Accentcare, Inc. (b)	Healthcare	L+ 4.00% (8.95%)	6/22/2026	$9,904	$9,904	$6,965	2.0%
Access Cig, LLC (b)	Business Services	L+ 3.75% (8.73%)	2/27/2025	4,177	4,170	4,128	1.2%
Acrisure, LLC (b)	Financials	L+ 3.50% (8.34%)	2/15/2027	20,061	19,728	19,375	5.6%
Adtalem Global Education, Inc. (f)	Education	5.50%	3/1/2028	1,042	1,042	989	0.3%
Adtalem Global Education, Inc. (f)	Education	L+ 4.00% (8.84%)	8/12/2028	692	692	691	0.2%
Advisor Group, Inc. (f)	Financials	L+ 4.50% (9.34%)	7/31/2026	7,802	7,802	7,661	2.2%
Alchemy US Holdco 1, LLC (b)	Industrials	L+ 5.50% (10.34%)	10/10/2025	15,555	15,454	14,603	4.2%
Allegiant Travel, Co. (f)	Transportation	7.25%	8/15/2027	1,199	1,194	1,195	0.3%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

March 31, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Altice Financing, SA (f)	Telecom	5.00%	1/15/2028	$1,999	$1,940	$1,624	0.5%
Alvogen Pharma US, Inc. (b)	Healthcare	S+ 7.50% (12.55%)	6/30/2025	11,720	11,662	10,994	3.2%
Amentum Government Services Holdings, LLC (f)	Industrials	L+ 4.00% (8.84%)	1/29/2027	1,965	1,956	1,925	0.6%
Amentum Government Services Holdings, LLC (b)	Industrials	S+ 4.00% (9.03%)	2/15/2029	4,963	4,901	4,841	1.4%
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (b)	Transportation	L+ 4.75% (9.56%)	4/20/2028	8,316	8,252	8,433	2.5%
American Rock Salt Company, LLC (f)	Chemicals	L+ 4.00% (8.84%)	6/9/2028	4,717	4,717	4,534	1.3%
AP Gaming I, LLC (f)	Gaming/Lodging	S+ 4.00% (8.91%)	2/15/2029	7,392	7,280	7,272	2.1%
Apollo Commercial Real Estate Finance, Inc. (f)	Financials	4.63%	6/15/2029	3,000	3,000	2,106	0.6%
AppLovin Corp. (b)	Media/Entertainment	S+ 3.10% (7.91%)	10/25/2028	8,910	8,895	8,851	2.6%
Artera Services, LLC (f)	Utilities	L+ 3.50% (8.66%)	3/6/2025	2,456	2,447	2,073	0.6%
Ascensus Holidngs, Inc. (b)	Business Services	L+ 3.50% (8.38%)	8/2/2028	7,900	7,896	7,653	2.2%
Astoria Energy, LLC (f)	Utilities	L+ 3.50% (8.35%)	12/10/2027	1,933	1,933	1,913	0.6%
Astro AB Merger Sub, Inc. (f)	Financials	L+ 4.25% (9.41%)	4/30/2024	3,780	3,779	3,024	0.9%
Asurion, LLC (b)	Business Services	L+ 3.25% (8.09%)	12/23/2026	4,912	4,850	4,545	1.3%
Athenahealth, Inc. (b)	Healthcare	S+ 3.50% (8.26%)	2/15/2029	12,918	12,861	12,078	3.5%
Athletico Management, LLC (f)	Healthcare	S+ 4.25% (9.30%)	2/15/2029	4,963	4,941	3,614	1.1%
Avaya Holdings Corp.	Technology	S+ 8.00% (12.83%)	8/15/2023	1,596	1,563	1,636	0.5%
Avaya Holdings Corp.	Technology	S+ 8.00% (12.89%)	12/15/2027	8,543	8,543	1,977	0.6%
Bally's Corp. (b)	Gaming/Lodging	L+ 3.25% (7.96%)	10/2/2028	2,696	2,674	2,568	0.7%
BCP Renaissance, LLC (f)	Energy	L+ 3.50% (8.66%)	10/31/2024	467	465	461	0.1%
Bella Holding Company, LLC (f)	Healthcare	S+ 3.75% (8.66%)	5/10/2028	2,944	2,922	2,831	0.8%
Blackstone CQP Holdco, LP (b)	Industrials	L+ 3.50% (8.66%)	6/5/2028	8,219	8,191	8,147	2.4%
BMC Software Finance, Inc. (b)	Technology	L+ 3.75% (8.59%)	10/2/2025	12,564	12,579	12,387	3.6%
Bomgar Corp. (f)	Technology	L+ 4.00% (8.84%)	4/18/2025	3,838	3,847	3,748	1.1%
Cablevision Lightpath, LLC (f)	Telecom	3.88%	9/15/2027	1,999	1,939	1,609	0.5%
Cirque Du Soleil Holding USA Newco, Inc. (f)	Media/Entertainment	S+ 4.25% (9.15%)	3/8/2030	3,500	3,465	3,456	1.0%
CLP Health Services, Inc. (b)	Healthcare	L+ 4.25% (9.09%)	12/31/2026	12,752	12,717	11,933	3.5%
Cnt Holdings I Corp. (f)	Consumer	S+ 3.50% (8.13%)	11/8/2027	3,430	3,430	3,368	1.0%
CommerceHub, Inc. (f)	Technology	S+ 4.00% (8.78%)	12/29/2027	9,517	9,527	8,843	2.6%
Community Care Health Network, LLC (b)	Healthcare	L+ 4.75% (9.59%)	2/17/2025	9,636	9,621	8,189	2.4%
Compass Power Generation, LLC (b)	Utilities	S+ 4.25% (9.17%)	4/14/2029	4,490	4,368	4,464	1.3%
Connect Finco SARL (f)	Telecom	L+ 3.50% (8.35%)	12/11/2026	7,442	7,460	7,386	2.1%
Connectwise, LLC (f)	Software/Services	L+ 3.50% (8.34%)	9/29/2028	6,913	6,903	6,660	1.9%
Conservice Midco, LLC (b)	Business Services	L+ 4.25% (9.09%)	5/13/2027	7,603	7,610	7,455	2.2%
Conterra Ultra Broadband, LLC (b)	Telecom	S+ 4.75% (9.66%)	4/30/2026	6,625	6,625	6,625	1.9%
Corelogic, Inc. (b)	Business Services	L+ 3.50% (8.38%)	6/2/2028	7,880	7,869	6,701	1.9%
Directv Financing, LLC (b)	Media/Entertainment	L+ 5.00% (9.84%)	8/2/2027	4,325	4,290	4,153	1.2%
Dish Dbs Corp. (f)	Cable	5.25%	12/1/2026	700	700	556	0.2%
Dish Dbs Corp. (f)	Cable	5.75%	12/1/2028	1,000	1,000	745	0.2%
Division Holding Corp. (b)	Business Services	L+ 4.75% (9.59%)	5/27/2028	8,630	8,634	8,274	2.4%
Dynasty Acquisition Co., Inc. (e)	Industrials	S+ 3.50% (8.41%)	4/6/2026	2,788	2,727	2,719	0.8%
Dynasty Acquisition Co., Inc. (e)	Industrials	S+ 3.50% (8.41%)	4/6/2026	5,185	5,073	5,057	1.5%
Edgewater Generation, LLC (b)	Utilities	L+ 3.75% (8.59%)	12/13/2025	2,374	2,364	2,208	0.6%
Flex Acquisition Company, Inc. (f)	Paper & Packaging	S+ 4.18% (9.08%)	4/13/2029	2,481	2,425	2,420	0.7%
Florida Food Products, LLC (f)	Food & Beverage	L+ 5.00% (9.84%)	10/18/2028	7,920	7,822	7,484	2.2%
Foley Products Co, LLC (b)	Industrials	S+ 4.75% (9.80%)	12/29/2028	3,077	3,050	3,037	0.9%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

March 31, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Frontier Communications Corp. (f)	Telecom	5.00%	5/1/2028	$1,240	$1,292	$1,073	0.3%
Frontier Communications Corp. (b)	Telecom	L+ 3.75% (8.63%)	5/1/2028	19,181	19,169	18,166	5.3%
Galaxy US OpCo, Inc. (b) (f)	Software/Services	S+ 4.75% (9.56%)	4/29/2029	5,869	5,306	5,179	1.5%
Geon Performance Solutions, LLC (b)	Chemicals	L+ 4.50% (9.66%)	8/18/2028	4,646	4,618	4,571	1.3%
Gordian Medical, Inc. (b)	Healthcare	L+ 6.25% (11.41%)	1/31/2027	10,922	10,870	10,059	2.9%
Greeneden U.S. Holdings I, LLC (b)	Software/Services	L+ 4.00% (8.84%)	12/1/2027	4,878	4,793	4,798	1.4%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	S+ 2.50% (7.44%)	3/29/2027	4,913	4,908	4,895	1.4%
HAH Group Holding Company, LLC (b)	Healthcare	S+ 5.00% (9.91%)	10/29/2027	728	728	715	0.2%
HAH Group Holding Company, LLC (b)	Healthcare	S+ 5.00% (9.91%)	10/29/2027	5,754	5,688	5,653	1.6%
Hamilton Projects Acquiror, LLC (f)	Utilities	L+ 4.50% (9.66%)	6/17/2027	5,092	5,074	5,040	1.5%
Heartland Dental, LLC (e)	Healthcare	L+ 3.75% (8.59%)	4/30/2025	4,100	3,870	3,826	1.1%
Hertz Corp. (b) (f)	Transportation	L+ 3.25% (8.10%)	6/30/2028	4,133	4,121	4,102	1.2%
Hertz Corp. (b) (f)	Transportation	L+ 3.25% (8.10%)	6/30/2028	793	791	788	0.2%
HireRight, Inc. (f)	Business Services	S+ 3.75% (8.59%)	7/11/2025	5,161	5,146	5,118	1.5%
Hudson River Trading, LLC (b)	Financials	S+ 3.00% (7.92%)	3/20/2028	5,378	5,321	5,015	1.5%
ICP Industrial, Inc. (f)	Chemicals	S+ 3.75% (8.91%)	12/29/2027	6,110	6,102	4,631	1.3%
IDERA, Inc. (f)	Technology	L+ 3.75% (8.51%)	3/2/2028	6,895	6,903	6,557	1.9%
Indicor, LLC (f)	Industrials	S+ 4.50% (9.40%)	11/22/2029	5,600	5,407	5,550	1.6%
Ineos Us Finance, LLC (f)	Chemicals	S+ 2.50% (7.41%)	11/8/2028	3,960	3,956	3,884	1.1%
Intelsat Jackson Holdings, SA (b)	Telecom	S+ 4.25% (9.08%)	2/1/2029	8,240	8,160	8,137	2.4%
Jack Ohio Finance, LLC (f)	Gaming/Lodging	L+ 4.75% (9.59%)	10/4/2028	3,948	3,933	3,827	1.1%
Jane Street Group, LLC (f)	Financials	4.50%	11/15/2029	5,000	4,868	4,500	1.3%
Jump Financial, LLC (b)	Financials	S+ 4.50% (9.66%)	8/7/2028	7,400	7,287	6,789	2.0%
Kissner Milling Co., Ltd. (f)	Industrials	4.88%	5/1/2028	2,000	1,931	1,783	0.5%
LABL, Inc. (b)	Paper & Packaging	L+ 5.00% (9.84%)	10/29/2028	3,950	3,901	3,822	1.1%
Lightstone Holdco, LLC (f)	Utilities	S+ 5.75% (10.56%)	1/29/2027	398	357	340	0.1%
Lightstone Holdco, LLC (f)	Utilities	S+ 5.75% (10.56%)	1/29/2027	7,037	6,316	6,010	1.7%
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	S+ 4.75% (9.72%)	3/20/2028	10,087	10,046	9,775	2.8%
Luxembourg Investment Co., 428 SARL (b)	Chemicals	S+ 5.00% (10.05%)	1/3/2029	3,686	3,657	2,940	0.9%
Madison IAQ, LLC (f)	Industrials	4.13%	6/30/2028	2,000	1,986	1,736	0.5%
Medallion Midland Acquisition, LP (f)	Energy	S+ 3.75% (8.91%)	10/18/2028	5,558	5,531	5,474	1.6%
MH Sub I, LLC (f)	Business Services	L+ 3.75% (8.59%)	9/13/2024	8,531	8,527	8,377	2.4%
Michael Baker International, LLC (b)	Industrials	L+ 5.00% (9.84%)	12/1/2028	3,292	3,266	3,200	0.9%
MPH Acquisition Holdings, LLC (f)	Healthcare	5.50%	9/1/2028	2,000	1,992	1,612	0.5%
MPH Acquisition Holdings, LLC (b)	Healthcare	L+ 4.25% (9.20%)	9/1/2028	4,925	4,849	4,208	1.2%
MYOB US Borrower, LLC (f)	Business Services	S+ 4.00% (8.81%)	5/6/2026	5,397	5,388	5,122	1.5%
Naked Juice, LLC (f)	Food & Beverage	S+ 3.25% (8.25%)	1/24/2029	1,419	1,417	1,245	0.4%
National Mentor Holdings, Inc. (f)	Healthcare	S+ 3.75% (8.75%)	3/2/2028	179	178	136	0.0%
National Mentor Holdings, Inc. (b) (f)	Healthcare	S+ 3.75% (8.66%)	3/2/2028	5,431	5,408	4,122	1.2%
Nexus Buyer, LLC (f)	Business Services	L+ 3.75% (8.59%)	11/9/2026	9,418	9,195	8,497	2.5%
Nouryon Finance B.V. (e)	Chemicals	S+ 2.75% (7.53%)	10/1/2025	2,311	2,295	2,289	0.7%
Novae, LLC (f)	Industrials	S+ 5.00% (9.70%)	12/22/2028	4,950	4,919	4,059	1.2%
Pathway Vet Alliance, LLC (b)	Healthcare	L+ 3.75% (8.59%)	3/31/2027	2,962	2,968	2,590	0.8%
Paysafe Finance, PLC (f)	Software/Services	4.00%	6/15/2029	400	400	311	0.1%
Peraton Corp. (b)	Industrials	L+ 3.75% (8.59%)	2/1/2028	2,908	2,881	2,866	0.8%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

March 31, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
PG&E Corp. (f)	Utilities	L+ 3.00% (7.88%)	6/23/2025	$10,562	$10,587	$10,516	3.1%
Polaris Newco, LLC (f)	Business Services	L+ 4.00% (9.16%)	6/2/2028	1,975	1,928	1,797	0.5%
Power Stop, LLC (f)	Transportation	L+ 4.75% (9.59%)	1/26/2029	3,544	3,513	2,646	0.8%
Project Accelerate Parent, LLC (e)	Technology	L+ 4.25% (9.09%)	1/2/2025	15,900	15,422	15,324	4.5%
Proofpoint, Inc. (b)	Software/Services	L+ 3.25% (8.09%)	8/31/2028	6,421	6,380	6,266	1.8%
Protective Industrial Products, Inc. (b)	Industrials	L+ 4.00% (8.84%)	12/29/2027	9,012	8,976	8,858	2.6%
Pug, LLC (f)	Technology	L+ 3.50% (8.34%)	2/12/2027	4,899	4,808	3,530	1.0%
Quikrete Holdings, Inc. (f)	Industrials	L+ 3.00% (7.84%)	3/18/2029	7,920	7,883	7,814	2.3%
Regionalcare Hospital Partners Holdings, Inc. (f)	Healthcare	4.38%	2/15/2027	2,000	2,000	1,647	0.5%
Regionalcare Hospital Partners Holdings, Inc. (b)	Healthcare	L+ 3.75% (8.58%)	11/16/2025	5,195	5,209	4,940	1.4%
Renaissance Learning, Inc. (f)	Software/Services	S+ 4.50% (9.23%)	3/30/2029	1,985	1,932	1,975	0.6%
RXB Holdings, Inc. (f)	Healthcare	S+ 4.50% (9.35%)	12/17/2027	10,077	10,103	9,750	2.8%
S&S Holdings, LLC (f)	Consumer	L+ 5.00% (9.83%)	3/11/2028	6,860	6,700	6,455	1.9%
Safe Fleet Holdings, LLC (b)	Industrials	S+ 3.75% (8.61%)	2/17/2029	7,425	7,388	7,255	2.1%
Safety Products/JHC Acquisition Corp. (b)	Industrials	S+ 4.50% (9.41%)	6/28/2026	926	886	880	0.3%
Safety Products/JHC Acquisition Corp. (b) (f)	Industrials	S+ 4.50% (9.41%)	6/28/2026	17,138	16,536	16,281	4.7%
Schenectady International Group, Inc. (b)	Chemicals	S+ 4.75% (9.02%)	10/15/2025	19,721	19,644	16,358	4.8%
SCIH Salt Holdings, Inc. (f)	Industrials	L+ 4.00% (8.83%)	3/16/2027	3,678	3,655	3,581	1.0%
SFR Group, SA (b) (e)	Telecom	L+ 4.00% (8.86%)	8/14/2026	12,542	12,377	12,138	3.5%
Sierra Acquisition, Inc. (b)	Food & Beverage	L+ 4.00% (8.83%)	11/11/2024	4,837	4,727	3,256	0.9%
Sophia, LP (f)	Software/Services	L+ 3.50% (8.66%)	10/7/2027	2,966	2,969	2,927	0.9%
Sotera Health Holdings, LLC (f)	Healthcare	S+ 3.75% (8.82%)	12/11/2026	4,240	4,115	4,166	1.2%
SSH Group Holdings, Inc. (e)	Education	S+ 4.00% (8.90%)	7/30/2025	10,410	10,218	10,294	3.0%
Staples, Inc. (b)	Business Services	L+ 5.00% (9.81%)	4/16/2026	4,886	4,847	4,488	1.3%
Team Health Holdings, Inc. (e) (f)	Healthcare	S+ 5.25% (10.06%)	3/2/2027	5,418	4,982	3,860	1.1%
Tecta America Corp. (f)	Industrials	S+ 4.00% (8.92%)	4/10/2028	8,931	8,911	8,739	2.5%
Tenet Healthcare Corp. (f)	Healthcare	4.25%	6/1/2029	2,000	1,716	1,809	0.5%
The Dun & Bradstreet Corp. (f)	Business Services	L+ 3.25% (8.10%)	2/6/2026	4,671	4,682	4,657	1.4%
Traverse Midstream Partners, LLC (b)	Energy	S+ 3.75% (8.73%)	2/16/2028	13,054	13,039	12,934	3.8%
Triton Water Holdings, Inc. (f)	Food & Beverage	L+ 3.50% (8.66%)	3/31/2028	7,369	7,356	6,586	1.9%
Truck Hero, Inc. (f)	Transportation	L+ 3.75% (8.59%)	1/31/2028	1,470	1,467	1,302	0.4%
United Airlines, Inc. (f)	Transportation	4.63%	4/15/2029	500	442	454	0.1%
United Airlines, Inc. (f)	Transportation	L+ 3.75% (8.57%)	4/21/2028	3,747	3,736	3,714	1.1%
University Support Services, LLC (f)	Education	S+ 3.25% (8.16%)	2/10/2029	4,938	4,922	4,855	1.4%
Urban One, Inc. (f)	Media/Entertainment	7.38%	2/1/2028	5,000	5,134	4,545	1.3%
Venga Finance Sarl (b)	Telecom	L+ 4.75% (9.70%)	6/28/2029	3,980	3,870	3,791	1.1%
Veritext Corp. (f)	Business Services	L+ 3.50% (8.34%)	8/1/2025	3,449	3,421	3,394	1.0%
Vyaire Medical, Inc. (f)	Healthcare	L+ 4.75% (9.52%)	4/16/2025	7,335	6,543	5,579	1.6%
WaterBridge Midstream Operating, LLC (b)	Energy	L+ 5.75% (10.57%)	6/22/2026	8,631	7,900	8,468	2.6%
Watlow Electric Manufacturing Co. (b)	Industrials	S+ 3.75% (8.69%)	3/2/2028	9,354	9,319	9,132	2.8%
Western Dental Services, Inc. (f)	Healthcare	L+ 4.50% (9.34%)	8/18/2028	8,961	8,956	8,240	2.4%
Western Dental Services, Inc. (f)	Healthcare	L+ 4.50% (9.34%)	8/18/2028	915	915	841	0.2%
Wilsonart, LLC (b)	Consumer	L+ 3.25% (8.46%)	12/31/2026	7,356	7,352	7,067	2.1%
WMG Acquisition Corp.	Media/Entertainment	3.00%	2/15/2031	500	396	417	0.1%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

March 31, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
WWEX UNI TopCo Holdings, LLC (b)	Transportation	S+ 4.00% (9.16%)	7/26/2028	$2,466	$2,389	$2,383	0.7%
YI, LLC (e)	Healthcare	L+ 4.00% (8.84%)	11/7/2024	8,856	8,501	8,768	2.6%
Zayo Group Holdings, Inc. (f)	Telecom	L+ 3.00% (7.84%)	3/9/2027	4,000	3,390	3,239	0.9%
Subtotal Senior Secured First Lien Debt					$819,560	$769,487	223.9%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC (b)	Chemicals	L+ 7.25% (12.09%)	6/11/2029	$1,943	$1,924	$1,858	0.5%
Asurion, LLC (b) (f)	Business Services	L+ 5.25% (10.09%)	1/31/2028	9,632	9,376	7,985	2.3%
Edelman Financial Services, LLC (b) (e)	Financials	L+ 6.75% (11.59%)	7/20/2026	7,972	7,764	7,438	2.2%
IDERA, Inc. (b) (e)	Technology	L+ 6.75% (11.51%)	3/2/2029	1,545	1,401	1,435	0.4%
Tecta America Corp. (b)	Industrials	S+ 8.50% (13.42%)	4/9/2029	4,998	4,973	4,894	1.4%
Subtotal Senior Secured Second Lien Debt					$25,438	$23,610	6.8%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Diversified Investment Vehicles	L+ 6.90% (11.72%)	4/22/2034	$1,410	$1,293	$1,053	0.3%
Battalion CLO, Ltd. 21-17A F	Diversified Investment Vehicles	L+ 7.50% (12.31%)	3/9/2034	1,224	1,138	894	0.3%
Carlyle GMS CLO, 16-3A FRR	Diversified Investment Vehicles	L+ 8.60% (13.41%)	7/20/2034	2,100	1,991	1,642	0.5%
Covenant Credit Partners CLO, Ltd. 17 1A E	Diversified Investment Vehicles	L+ 6.45% (11.24%)	10/15/2029	2,500	2,303	2,059	0.6%
Eaton Vance CDO, Ltd. 15-1A FR	Diversified Investment Vehicles	L+ 7.97% (12.78%)	1/20/2030	2,000	1,764	1,554	0.5%
Elevation CLO, Ltd. 13-1A D2	Diversified Investment Vehicles	L+ 7.65% (12.51%)	8/15/2032	2,000	1,963	1,803	0.5%
Fortress Credit BSL, Ltd. 22-1A E	Diversified Investment Vehicles	S+ 8.15% (12.80%)	10/23/2034	1,000	981	927	0.3%
Great Lakes CLO, Ltd. 21-6A E	Diversified Investment Vehicles	L+ 8.03% (12.82%)	1/15/2034	5,150	4,959	4,380	1.3%
Greywolf CLO, Ltd. 20-3RA ER	Diversified Investment Vehicles	S+ 9.00% (13.65%)	4/15/2033	1,000	880	815	0.2%
Hayfin Kingsland XI, Ltd. 19-2A ER	Diversified Investment Vehicles	L+ 7.72% (12.53%)	10/20/2034	2,500	2,431	2,125	0.6%
Highbridge Loan Management, Ltd. 11A-17 E	Diversified Investment Vehicles	L+ 6.10% (10.91%)	5/6/2030	3,000	2,724	2,335	0.7%
Jamestown CLO, Ltd. 22-18A E	Diversified Investment Vehicles	S+ 7.87% (12.53%)	7/25/2035	3,000	2,738	2,680	0.8%
KKR Financial CLO, Ltd. 15 FR	Diversified Investment Vehicles	L+ 8.50% (13.30%)	1/18/2032	2,000	1,900	1,579	0.5%
LCM, Ltd. Partnership 16A ER2	Diversified Investment Vehicles	L+ 6.38% (11.17%)	10/15/2031	2,500	2,300	2,114	0.6%
Marble Point CLO, Ltd. 20-1A E	Diversified Investment Vehicles	L+ 6.82% (11.63%)	4/20/2033	4,500	4,408	3,905	1.1%
Medalist Partners Corporate Finance CLO, Ltd. 21-1A D	Diversified Investment Vehicles	L+ 7.48% (12.29%)	10/20/2034	3,000	2,862	2,498	0.7%
Northwoods Capital, Ltd. 17-15A ER	Diversified Investment Vehicles	L+ 7.64% (12.60%)	6/20/2034	3,000	2,926	2,568	0.7%
Ocean Trails CLO 22-12A E	Diversified Investment Vehicles	S+ 8.11% (12.75%)	7/20/2035	3,460	3,192	3,050	0.9%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

March 31, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
OCP CLO, Ltd. 14-5A DR	Diversified Investment Vehicles	L+ 5.70% (10.52%)	4/26/2031	$2,200	$2,090	$1,802	0.5%
OZLM, Ltd. 16-15A DR	Diversified Investment Vehicles	L+ 6.75% (11.56%)	4/20/2033	2,000	1,911	1,604	0.5%
Palmer Square CLO, Ltd. 21-4A F	Diversified Investment Vehicles	L+ 7.66% (12.45%)	10/15/2034	1,500	1,431	1,254	0.4%
Regatta II Funding, LP 13-2A DR2	Diversified Investment Vehicles	L+ 6.95% (11.74%)	1/15/2029	2,000	1,934	1,759	0.5%
Saranac CLO, Ltd. 20-8A E	Diversified Investment Vehicles	L+ 8.12% (13.04%)	2/20/2033	1,455	1,442	1,281	0.4%
Sculptor CLO, Ltd. 27A E	Diversified Investment Vehicles	L+ 7.05% (11.86%)	7/20/2034	1,500	1,460	1,286	0.4%
Sound Point CLO, Ltd. 17-1A E	Diversified Investment Vehicles	L+ 5.96% (10.78%)	1/23/2029	4,000	3,646	3,223	0.9%
Sound Point CLO, Ltd. 17-2A E	Diversified Investment Vehicles	L+ 6.10% (10.92%)	7/25/2030	2,400	2,100	1,821	0.5%
Sound Point CLO, Ltd. 18-3A D	Diversified Investment Vehicles	L+ 5.79% (10.61%)	10/26/2031	1,000	908	723	0.2%
Symphony CLO, Ltd. 2012-9A ER2	Diversified Investment Vehicles	L+ 6.95% (11.74%)	7/16/2032	3,000	2,788	2,587	0.8%
Trimaran CAVU 2021-2A, Ltd. 21-2A E	Diversified Investment Vehicles	L+ 7.20% (12.02%)	10/25/2034	3,000	2,946	2,554	0.7%
Trysail CLO, Ltd. 21-1A E	Diversified Investment Vehicles	L+ 7.38% (12.19%)	7/20/2032	1,500	1,449	1,287	0.4%
Venture CDO, Ltd. 16-23A ER2	Diversified Investment Vehicles	L+ 7.55% (12.35%)	7/19/2034	3,000	2,918	2,550	0.7%
Venture CDO, Ltd. 16-25A E	Diversified Investment Vehicles	L+ 7.20% (12.01%)	4/20/2029	2,000	1,951	1,692	0.5%
Venture CDO, Ltd. 20-39A E	Diversified Investment Vehicles	L+ 7.63% (12.42%)	4/15/2033	4,995	4,963	4,384	1.3%
Venture CLO 43, Ltd. 21-43A E	Diversified Investment Vehicles	L+ 7.15% (11.94%)	4/15/2034	3,000	2,919	2,560	0.7%
Wind River CLO, Ltd. 14-2A FR	Diversified Investment Vehicles	L+ 7.87% (12.66%)	1/15/2031	3,000	2,540	1,861	0.5%
Zais CLO 13, Ltd. 19-13A D1	Diversified Investment Vehicles	L+ 4.52% (9.31%)	7/15/2032	3,000	2,746	2,625	0.8%
Subtotal Collateralized Securities					$84,895	$74,834	21.8%

TOTAL INVESTMENTS					$929,893	$867,931	252.5%
______________
(a)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate ("SOFR" or "S"), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, SLF has provided the spread over the relevant reference rate and the current interest rate in effect at March 31, 2023. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(b)SLF's investment or a portion thereof is pledged as collateral under the Citi Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(c)Percentages are based on SLF members' capital as of March 31, 2023.
(d)SLF has various unfunded commitments to portfolio companies.
(e)SLF's investment or a portion thereof is held through a total return swap with J.P. Morgan.
(f)SLF's investment or a portion thereof is pledged as collateral under a credit facility with CIBC. Individual investments can be divided into parts which are pledged to separate credit facilities.
SLF had $1.6 million of unfunded commitments on delayed draw term loans as of March 31, 2023.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

Below is a listing of SLF’s individual investments as of December 31, 2022:

December 31, 2022
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)

Senior Secured First Lien Debt
Accentcare, Inc. (b)	Healthcare	L+ 4.00% (8.74%)	6/22/2026	$9,929	$9,929	$6,652	2.0%
Access Cig, LLC (b)	Business Services	L+ 3.75% (7.82%)	2/27/2025	4,188	4,180	4,094	1.2%
Acrisure, LLC (b)	Financials	L+ 3.50% (7.88%)	2/15/2027	20,112	19,758	18,830	5.6%
Adtalem Global Education, Inc.	Education	5.50%	3/1/2028	1,042	1,042	953	0.3%
Adtalem Global Education, Inc. (f)	Education	L+ 4.00% (8.39%)	8/12/2028	692	693	685	0.2%
Advisor Group, Inc. (f)	Financials	L+ 4.50% (8.57%)	7/31/2026	7,823	7,823	7,638	2.3%
Alchemy US Holdco 1, LLC (b)	Industrials	L+ 5.50% (9.88%)	10/10/2025	15,555	15,441	14,467	4.3%
Allegiant Travel, Co.	Transportation	7.25%	8/15/2027	1,200	1,194	1,143	0.3%
Altice Financing, SA	Telecom	5.00%	1/15/2028	2,000	1,937	1,616	0.5%
Alvogen Pharma US, Inc. (b)	Healthcare	S+ 7.50% (12.23%)	6/30/2025	11,873	11,809	10,638	3.3%
Amentum Government Services Holdings, LLC (f)	Industrials	L+ 4.00% (7.67%)	1/29/2027	1,970	1,960	1,922	0.6%
Amentum Government Services Holdings, LLC (b)	Industrials	S+ 4.00% (7.56%)	2/15/2029	4,975	4,909	4,837	1.4%
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (b)	Transportation	L+ 4.75% (8.99%)	4/20/2028	8,316	8,249	8,271	2.5%
American Rock Salt Company, LLC (f)	Chemicals	L+ 4.00% (8.38%)	6/9/2028	4,729	4,729	4,433	1.3%
AmWINS Group, Inc. (f)	Financials	L+ 2.25% (6.32%)	2/19/2028	4,925	4,869	4,831	1.4%
AP Gaming I, LLC (f)	Gaming/Lodging	S+ 4.00% (8.73%)	2/15/2029	7,411	7,291	7,003	2.1%
Apollo Commercial Real Estate Finance, Inc.	Financials	4.63%	6/15/2029	3,000	3,000	2,418	0.7%
AppLovin Corp. (b)	Media/Entertainment	P+ 2.00% (9.50%)	10/25/2028	8,933	8,913	8,464	2.5%
Artera Services, LLC (f)	Utilities	L+ 3.50% (8.23%)	3/6/2025	2,463	2,453	2,012	0.6%
Ascensus Holidngs, Inc. (b)	Business Services	L+ 3.50% (8.25%)	8/2/2028	7,920	7,913	7,547	2.2%
Astoria Energy, LLC (f)	Utilities	L+ 3.50% (7.57%)	12/10/2027	1,937	1,937	1,908	0.6%
Astro AB Merger Sub, Inc. (f)	Financials	L+ 4.25% (8.98%)	4/30/2024	3,795	3,792	3,675	1.1%
Asurion, LLC (b)	Business Services	L+ 3.25% (7.63%)	12/23/2026	4,925	4,857	4,380	1.3%
Athenahealth, Inc. (b)	Healthcare	S+ 3.50% (7.82%)	2/15/2029	12,951	12,891	11,660	3.5%
Athletico Management, LLC (f)	Healthcare	S+ 4.25% (8.98%)	2/15/2029	4,975	4,952	4,024	1.2%
Avaya Holdings Corp.	Technology	L+ 4.00% (8.32%)	12/15/2027	8,543	8,543	2,879	0.9%
Aveanna Healthcare, LLC (f)	Healthcare	L+ 3.75% (7.77%)	7/17/2028	93	92	71	0.0%
Bally's Corp. (b)	Gaming/Lodging	L+ 3.25% (7.54%)	10/2/2028	2,703	2,680	2,494	0.7%
BCP Renaissance, LLC (f)	Energy	L+ 3.50% (7.88%)	10/31/2024	1,049	1,043	1,037	0.3%
Bella Holding Company, LLC (f)	Healthcare	L+ 3.75% (7.82%)	5/10/2028	2,951	2,927	2,779	0.8%
Blackstone CQP Holdco, LP (b)	Industrials	L+ 3.75% (8.48%)	6/5/2028	7,887	7,857	7,840	2.3%
BMC Software Finance, Inc. (b)	Technology	L+ 3.75% (8.13%)	10/2/2025	12,601	12,621	12,044	3.6%
Bomgar Corp. (f)	Technology	L+ 4.00% (8.38%)	4/18/2025	3,848	3,857	3,721	1.1%
Cablevision Lightpath, LLC	Telecom	3.88%	9/15/2027	2,000	1,936	1,661	0.5%
CDK Global, Inc. (f)	Software/Services	S+ 4.50% (9.08%)	7/6/2029	2,625	2,551	2,598	0.9%
CLP Health Services, Inc. (b)	Healthcare	L+ 4.25% (7.13%)	12/31/2026	12,784	12,744	11,997	3.6%
Cnt Holdings I Corp. (f)	Consumer	S+ 3.50% (7.24%)	11/8/2027	3,439	3,439	3,301	1.0%
CommerceHub, Inc. (f)	Technology	L+ 4.00% (7.67%)	12/29/2027	9,541	9,551	8,726	2.6%
Community Care Health Network, LLC (b)	Healthcare	L+ 4.75% (9.13%)	2/17/2025	9,661	9,641	8,211	2.4%
Compass Power Generation, LLC (b)	Utilities	S+ 4.25% (8.69%)	4/14/2029	4,511	4,384	4,466	1.3%
Connect Finco SARL (f)	Telecom	L+ 3.50% (7.58%)	12/11/2026	7,461	7,479	7,365	2.2%
Connectwise, LLC (f)	Software/Services	L+ 3.50% (7.88%)	9/29/2028	6,930	6,923	6,568	2.0%
Conservice Midco, LLC (b)	Business Services	L+ 4.25% (8.63%)	5/13/2027	7,622	7,630	7,514	2.2%
Conterra Ultra Broadband, LLC (b)	Telecom	S+ 4.75% (9.18%)	4/30/2026	6,642	6,642	6,642	2.0%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

December 31, 2022
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Corelogic, Inc. (b)	Business Services	L+ 3.50% (7.94%)	6/2/2028	$7,900	$7,887	$6,567	2.0%
Directv Financing, LLC (b)	Media/Entertainment	L+ 5.00% (9.38%)	8/2/2027	4,437	4,400	4,311	1.3%
Dish Dbs Corp.	Cable	5.25%	12/1/2026	700	700	589	0.2%
Dish Dbs Corp.	Cable	5.75%	12/1/2028	1,000	1,000	797	0.2%
Division Holding Corp. (b)	Business Services	L+ 4.75% (9.13%)	5/27/2028	8,651	8,657	8,424	2.5%
Dynasty Acquisition Co., Inc. (e)	Industrials	L+ 3.50% (7.92%)	4/6/2026	5,199	4,990	4,946	1.5%
Dynasty Acquisition Co., Inc. (e)	Industrials	L+ 3.50% (7.92%)	4/6/2026	2,795	2,683	2,659	0.8%
Echo Global Logistics, Inc. (b)	Transportation	L+ 3.50% (7.57%)	11/23/2028	3,305	3,298	3,096	0.9%
Edelman Financial Services, LLC (b)	Financials	L+ 3.50% (7.88%)	4/7/2028	1,980	1,944	1,843	0.5%
Edgewater Generation, LLC (b)	Utilities	L+ 3.75% (8.13%)	12/13/2025	2,374	2,363	2,245	0.7%
Flex Acquisition Company, Inc. (f)	Paper & Packaging	S+ 3.93% (8.60%)	4/13/2029	2,488	2,430	2,364	0.7%
Florida Food Products, LLC (f)	Food & Beverage	L+ 5.00% (9.38%)	10/18/2028	7,940	7,835	7,503	2.2%
Foley Products Co, LLC (b)	Industrials	S+ 4.75% (9.48%)	12/29/2028	3,175	3,146	3,062	0.9%
Frontier Communications Corp.	Telecom	5.00%	5/1/2028	1,240	1,294	1,079	0.3%
Frontier Communications Corp. (b)	Telecom	L+ 3.75% (8.50%)	5/1/2028	19,229	19,215	18,302	5.5%
Geon Performance Solutions, LLC (b)	Chemicals	L+ 4.50% (9.23%)	8/18/2028	4,658	4,627	4,658	1.4%
Gordian Medical, Inc. (b)	Healthcare	L+ 6.25%(10.98%)	1/31/2027	10,949	10,890	10,084	3.0%
Greeneden U.S. Holdings I, LLC (b)	Software/Services	L+ 4.00% (8.38%)	12/1/2027	4,890	4,801	4,685	1.4%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	L+ 2.50% (7.23%)	3/29/2027	4,925	4,920	4,887	1.5%
HAH Group Holding Company, LLC (b)	Healthcare	S+ 5.00% (9.43%)	10/29/2027	5,768	5,700	5,667	1.7%
HAH Group Holding Company, LLC (b)	Healthcare	S+ 5.00% (9.43%)	10/29/2027	730	730	717	0.2%
Hamilton Projects Acquiror, LLC (f)	Utilities	L+ 4.50% (9.23%)	6/17/2027	5,092	5,074	5,005	1.5%
Heartland Dental, LLC (e)	Healthcare	L+ 3.75% (8.13%)	4/30/2025	4,111	3,792	3,790	1.1%
Hertz Corp. (b) (f)	Transportation	L+ 3.25% (7.63%)	6/30/2028	4,143	4,130	4,053	1.2%
Hertz Corp. (b) (f)	Transportation	L+ 3.25% (7.63%)	6/30/2028	793	791	776	0.2%
HireRight, Inc. (f)	Business Services	L+ 3.75% (7.82%)	7/11/2025	5,177	5,158	4,972	1.5%
Hudson River Trading, LLC (b)	Financials	S+ 3.00% (7.44%)	3/20/2028	5,392	5,331	5,090	1.5%
ICP Industrial, Inc. (f)	Chemicals	L+ 3.75% (8.48%)	12/29/2027	6,905	6,897	4,964	1.5%
IDERA, Inc. (f)	Technology	L+ 3.75% (7.50%)	3/2/2028	6,912	6,921	6,498	1.9%
Ineos Us Finance, LLC (f)	Chemicals	S+ 2.50% (6.92%)	11/8/2028	3,970	3,966	3,819	1.1%
Intelsat Jackson Holdings, SA (b)	Telecom	S+ 4.25% (7.45%)	2/1/2029	8,543	8,462	8,232	2.5%
Jack Ohio Finance, LLC (f)	Gaming/Lodging	L+ 4.75% (8.82%)	10/4/2028	3,959	3,942	3,838	1.1%
Jane Street Group, LLC	Financials	4.50%	11/15/2029	5,000	4,864	4,340	1.3%
Jump Financial, LLC (b)	Financials	S+ 4.50% (9.34%)	8/7/2028	7,419	7,298	7,029	2.1%
Kissner Milling Co., Ltd.	Industrials	4.88%	5/1/2028	2,000	1,928	1,718	0.5%
LABL, Inc. (b)	Paper & Packaging	L+ 5.00% (9.07%)	10/29/2028	3,960	3,908	3,748	1.1%
Lightstone Holdco, LLC (f)	Utilities	S+ 5.75% (10.07%)	2/1/2027	7,113	6,351	6,494	1.9%
Lightstone Holdco, LLC (f)	Utilities	S+ 5.75% (10.07%)	2/1/2027	402	359	367	0.2%
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	L+ 4.75% (8.92%)	3/20/2028	10,113	10,071	9,557	2.8%
Luxembourg Investment Co., 428 SARL (b)	Chemicals	S+ 5.00% (9.73%)	1/3/2029	3,686	3,654	3,296	1.0%
Madison IAQ, LLC	Industrials	4.13%	6/30/2028	2,000	1,985	1,661	0.5%
Medallion Midland Acquisition, LP (f)	Energy	S+ 3.75% (8.59%)	10/18/2028	5,572	5,544	5,511	1.6%
MH Sub I, LLC (f)	Business Services	L+ 3.75% (8.13%)	9/13/2024	8,553	8,549	8,300	2.5%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

December 31, 2022
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Michael Baker International, LLC (b)	Industrials	L+ 5.00% (9.38%)	12/1/2028	$3,301	$3,272	$3,208	1.0%
Monitronics International, Inc. (b)	Business Services	L+ 7.50% (11.92%)	3/29/2024	5,452	5,336	3,593	1.1%
MPH Acquisition Holdings, LLC	Healthcare	5.50%	9/1/2028	2,000	1,991	1,560	0.5%
MPH Acquisition Holdings, LLC (b)	Healthcare	L+ 4.25% (8.99%)	9/1/2028	4,938	4,857	4,197	1.3%
MYOB US Borrower, LLC (f)	Business Services	L+ 4.00% (8.07%)	5/6/2026	5,411	5,400	5,036	1.5%
Naked Juice, LLC (f)	Food & Beverage	S+ 3.25% (7.93%)	1/24/2029	1,423	1,420	1,269	0.4%
National Mentor Holdings, Inc. (f)	Healthcare	L+ 3.75% (8.48%)	3/2/2028	179	178	125	0.0%
National Mentor Holdings, Inc. (b) (f)	Healthcare	L+ 3.75% (8.48%)	3/2/2028	5,445	5,422	3,790	1.1%
Nexus Buyer, LLC (f)	Business Services	L+ 3.75% (8.13%)	11/9/2026	4,443	4,442	4,248	1.3%
Nouryon Finance B.V. (e)	Chemicals	L+ 2.75% (7.17%)	10/1/2025	2,319	2,257	2,283	0.7%
Novae, LLC (f)	Industrials	S+ 5.00% (9.70%)	12/22/2028	4,963	4,928	4,069	1.2%
Pathway Vet Alliance, LLC (b)	Healthcare	L+ 3.75% (8.13%)	3/31/2027	2,970	2,976	2,456	0.7%
Paysafe Finance, PLC	Software/Services	4.00%	6/15/2029	400	400	308	0.1%
Peraton Corp. (b)	Industrials	L+ 3.75% (8.13%)	2/1/2028	2,916	2,886	2,842	0.8%
PG&E Corp. (f)	Utilities	L+ 3.00% (7.44%)	6/23/2025	10,589	10,616	10,493	3.1%
Polaris Newco, LLC (f)	Business Services	L+ 4.00% (7.67%)	6/2/2028	1,980	1,931	1,802	0.5%
Power Stop, LLC (f)	Transportation	L+ 4.75% (9.49%)	1/26/2029	3,553	3,520	2,653	0.8%
Project Accelerate Parent, LLC (e)	Technology	L+ 4.25% (8.63%)	1/2/2025	15,942	14,823	14,906	4.4%
Proofpoint, Inc. (b)	Software/Services	L+ 3.25% (7.99%)	8/31/2028	6,437	6,395	6,176	1.8%
Protective Industrial Products, Inc. (b)	Industrials	L+ 4.00% (8.38%)	12/29/2027	9,035	8,999	8,880	2.6%
Pug, LLC (f)	Technology	L+ 3.50% (7.88%)	2/12/2027	4,911	4,814	4,044	1.2%
Quikrete Holdings, Inc. (f)	Industrials	L+ 3.00% (7.38%)	6/11/2028	7,940	7,901	7,868	2.3%
Regionalcare Hospital Partners Holdings, Inc.	Healthcare	4.38%	2/15/2027	2,000	2,000	1,696	0.5%
Regionalcare Hospital Partners Holdings, Inc. (b)	Healthcare	L+ 3.75% (8.17%)	11/16/2025	5,195	5,210	4,886	1.5%
Renaissance Learning, Inc. (f)	Software/Services	S+ 4.50% (8.72%)	3/30/2029	1,990	1,935	1,908	0.7%
RXB Holdings, Inc. (f)	Healthcare	L+ 4.50% (8.72%)	12/20/2027	10,103	10,134	9,446	2.8%
S&S Holdings, LLC (f)	Consumer	L+ 5.00% (9.29%)	3/11/2028	6,878	6,715	6,578	2.0%
Safe Fleet Holdings, LLC (b)	Industrials	S+ 3.75% (8.17%)	2/23/2029	7,444	7,407	7,179	2.1%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+ 4.50% (8.88%)	6/28/2026	17,182	16,536	16,323	4.9%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+ 4.50% (8.88%)	6/28/2026	929	888	882	0.3%
Schenectady International Group, Inc. (b)	Chemicals	S+ 4.75% (9.02%)	10/15/2025	19,721	19,631	15,836	4.7%
SCIH Salt Holdings, Inc. (f)	Industrials	L+ 4.00% (8.42%)	3/16/2027	3,690	3,667	3,578	1.1%
SFR Group, SA (b) (e)	Telecom	L+ 4.00% (8.65%)	8/14/2026	12,574	12,380	11,668	3.5%
Sierra Acquisition, Inc. (b)	Food & Beverage	L+ 4.00% (8.42%)	11/11/2024	4,851	4,724	3,711	1.1%
Sophia, LP (f)	Software/Services	L+ 3.50% (8.23%)	10/7/2027	2,973	2,976	2,864	0.9%
SSH Group Holdings, Inc. (e)	Education	L+ 4.25% (8.73%)	7/30/2025	10,409	10,130	10,140	3.0%
Staples, Inc. (b)	Business Services	L+ 5.00% (7.78%)	4/16/2026	4,898	4,856	4,520	1.3%
Team Health Holdings, Inc. (e) (f)	Healthcare	S+ 5.25% (9.57%)	3/2/2027	5,433	4,603	4,061	1.2%
Tecta America Corp. (f)	Industrials	S+ 4.25% (8.69%)	4/10/2028	8,954	8,931	8,573	2.6%
Tenet Healthcare Corp.	Healthcare	4.25%	6/1/2029	2,000	1,707	1,731	0.5%
The Dun & Bradstreet Corp. (f)	Business Services	L+ 3.25% (7.64%)	2/6/2026	4,683	4,699	4,632	1.4%
Traverse Midstream Partners, LLC (b)	Energy	S+ 4.25% (8.80%)	9/27/2024	13,421	13,405	13,375	4.0%
Triton Water Holdings, Inc. (f)	Food & Beverage	L+ 3.50% (8.23%)	3/31/2028	7,387	7,373	6,845	2.0%
Truck Hero, Inc. (f)	Transportation	L+ 3.75% (8.13%)	1/31/2028	1,474	1,471	1,258	0.4%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

December 31, 2022
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
United Airlines, Inc.	Transportation	4.63%	4/15/2029	$500	$440	$435	0.1%
United Airlines, Inc. (f)	Transportation	L+ 3.75% (8.11%)	4/21/2028	3,756	3,745	3,702	1.1%
University Support Services, LLC (f)	Education	L+ 3.25% (7.63%)	2/10/2029	4,950	4,933	4,805	1.4%
Urban One, Inc.	Media/Entertainment	7.38%	2/1/2028	5,000	5,140	4,227	1.3%
Venga Finance Sarl (b)	Telecom	L+ 4.75% (9.49%)	6/28/2029	3,990	3,878	3,798	1.1%
Veritext Corp. (f)	Business Services	L+ 3.50% (7.88%)	8/1/2025	3,458	3,426	3,334	1.0%
Vyaire Medical, Inc. (f)	Healthcare	L+ 4.75% (8.51%)	4/16/2025	7,354	6,478	5,593	1.7%
WaterBridge Midstream Operating, LLC (b)	Energy	L+ 5.75% (9.13%)	6/22/2026	8,653	7,878	8,299	2.5%
Watlow Electric Manufacturing Co. (b)	Industrials	S+ 3.75% (8.15%)	3/2/2028	9,378	9,340	8,997	2.7%
Western Dental Services, Inc. (f)	Healthcare	L+ 4.50% (9.24%)	8/18/2028	8,984	8,978	8,190	2.4%
Western Dental Services, Inc. (f)	Healthcare	L+ 4.50% (9.24%)	8/18/2028	917	917	836	0.2%
Wilsonart, LLC (b)	Consumer	L+ 3.25% (7.98%)	12/31/2026	7,375	7,370	7,002	2.1%
WMG Acquisition Corp.	Media/Entertainment	3.00%	2/15/2031	500	394	398	0.1%
WMG Holdings, Inc. (b)	Business Services	S+ 3.25% (7.67%)	11/2/2029	834	809	824	0.3%
YI, LLC (e)	Healthcare	L+ 4.00% (8.38%)	11/7/2024	8,880	8,524	8,525	2.5%
Subtotal Senior Secured First Lien Debt					$809,938	$754,019	224.8%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC (b)	Chemicals	L+ 7.25% (11.63%)	6/11/2029	$1,943	$1,924	$1,858	0.5%
Asurion, LLC (b)	Business Services	L+ 5.25% (9.63%)	1/31/2028	7,632	7,605	5,921	1.8%
CDS U.S. Intermediate Holdings, Inc.	Media/Entertainment	L+ 8.00% (12.73%) 7.00% PIK	11/24/2027	5,459	5,444	5,317	1.6%
Edelman Financial Services, LLC (b) (e)	Financials	L+ 6.75% (11.13%)	7/20/2026	7,972	7,256	7,145	2.1%
IDERA, Inc. (b) (e)	Technology	L+ 6.75% (10.50%)	3/2/2029	1,545	1,375	1,435	0.4%
Tecta America Corp. (b)	Industrials	S+ 8.50% (12.94%)	4/9/2029	4,998	4,973	4,894	1.5%
Subtotal Senior Secured Second Lien Debt					$28,577	$26,570	7.9%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Diversified Investment Vehicles	L+ 6.90% (11.23%)	4/22/2034	$1,410	$1,291	$1,053	0.3%
Battalion CLO, Ltd. 21-17A F	Diversified Investment Vehicles	L+ 7.50% (11.74%)	3/9/2034	1,224	1,137	933	0.3%
Carlyle GMS CLO, 16-3A FRR	Diversified Investment Vehicles	L+ 8.60% (12.84%)	7/20/2034	2,100	1,990	1,642	0.5%
Covenant Credit Partners CLO, Ltd. 17 1A E	Diversified Investment Vehicles	L+ 6.45% (10.53%)	10/15/2029	2,500	2,298	2,059	0.6%
Eaton Vance CDO, Ltd. 15-1A FR	Diversified Investment Vehicles	L+ 7.97% (12.21%)	1/20/2030	2,000	1,758	1,554	0.5%
Elevation CLO, Ltd. 13-1A D2	Diversified Investment Vehicles	L+ 7.65% (12.26%)	8/15/2032	2,000	1,963	1,804	0.5%
Fortress Credit BSL, Ltd. 22-1A E	Diversified Investment Vehicles	S+ 8.15% (12.19%)	10/23/2034	1,000	981	927	0.3%
Great Lakes CLO, Ltd. 21-6A E (f)	Diversified Investment Vehicles	L+ 8.03% (12.11%)	1/15/2034	5,150	4,956	4,380	1.3%
Greywolf CLO, Ltd. 20-3RA ER	Diversified Investment Vehicles	S+ 9.00% (13.04%)	4/15/2033	1,000	879	815	0.2%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

December 31, 2022
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Hayfin Kingsland XI, Ltd. 19-2A ER	Diversified Investment Vehicles	L+ 7.72% (11.96%)	10/20/2034	$2,500	$2,430	$2,125	0.6%
Highbridge Loan Management, Ltd. 11A-17 E (f)	Diversified Investment Vehicles	L+ 6.10% (10.63%)	5/6/2030	3,000	2,716	2,429	0.7%
Jamestown CLO, Ltd. 22-18A E	Diversified Investment Vehicles	S+ 7.87% (11.93%)	7/25/2035	3,000	2,735	2,680	0.8%
KKR Financial CLO, Ltd. 15 FR	Diversified Investment Vehicles	L+ 8.50% (12.69%)	1/18/2032	2,000	1,899	1,579	0.5%
LCM, Ltd. Partnership 16A ER2 (f)	Diversified Investment Vehicles	L+ 6.38% (10.46%)	10/15/2031	2,500	2,295	2,114	0.6%
Marble Point CLO, Ltd. 20-1A E (f)	Diversified Investment Vehicles	L+ 6.82% (11.06%)	4/20/2033	4,500	4,406	3,905	1.2%
Medalist Partners Corporate Finance CLO, Ltd. 21-1A D (f)	Diversified Investment Vehicles	L+ 7.48% (11.72%)	10/20/2034	3,000	2,860	2,498	0.7%
Northwoods Capital, Ltd. 17-15A ER	Diversified Investment Vehicles	L+ 7.64% (12.39%)	6/20/2034	3,000	2,924	2,568	0.8%
Ocean Trails CLO 22-12A E	Diversified Investment Vehicles	S+ 8.11% (12.07%)	7/20/2035	3,460	3,188	3,050	0.9%
OCP CLO, Ltd. 14-5A DR (f)	Diversified Investment Vehicles	L+ 5.70% (10.03%)	4/26/2031	2,200	2,087	1,802	0.5%
OZLM, Ltd. 16-15A DR (f)	Diversified Investment Vehicles	L+ 6.75% (10.99%)	4/20/2033	2,000	1,909	1,604	0.5%
Palmer Square CLO, Ltd. 21-4A F	Diversified Investment Vehicles	L+ 7.66% (11.74%)	10/15/2034	1,500	1,430	1,156	0.3%
Regatta II Funding, LP 13-2A DR2 (f)	Diversified Investment Vehicles	L+ 6.95% (11.03%)	1/15/2029	2,000	1,931	1,759	0.5%
Saranac CLO, Ltd. 20-8A E	Diversified Investment Vehicles	L+ 8.12% (12.80%)	2/20/2033	1,455	1,442	1,281	0.4%
Sculptor CLO, Ltd. 27A E	Diversified Investment Vehicles	L+ 7.05% (11.29%)	7/20/2034	1,500	1,459	1,286	0.4%
Sound Point CLO, Ltd. 17-1A E (f)	Diversified Investment Vehicles	L+ 5.96% (10.29%)	1/23/2029	4,000	3,634	3,223	1.0%
Sound Point CLO, Ltd. 17-2A E (f)	Diversified Investment Vehicles	L+ 6.10% (10.46%)	7/25/2030	2,400	2,092	1,821	0.5%
Sound Point CLO, Ltd. 18-3A D (f)	Diversified Investment Vehicles	L+ 5.79% (10.12%)	10/26/2031	1,000	906	752	0.2%
Symphony CLO, Ltd. 2012-9A ER2 (f)	Diversified Investment Vehicles	L+ 6.95% (11.03%)	7/16/2032	3,000	2,784	2,587	0.8%
Trimaran CAVU 2021-2A, Ltd. 21-2A E (f)	Diversified Investment Vehicles	L+ 7.20% (11.56%)	10/25/2034	3,000	2,945	2,660	0.8%
Trysail CLO, Ltd. 21-1A E	Diversified Investment Vehicles	L+ 7.38% (11.62%)	7/20/2032	1,500	1,448	1,287	0.4%
Venture CDO, Ltd. 16-23A ER2 (f)	Diversified Investment Vehicles	L+ 7.55% (11.78%)	7/19/2034	3,000	2,916	2,550	0.9%
Venture CDO, Ltd. 16-25A E (f)	Diversified Investment Vehicles	L+ 7.20% (11.44%)	4/20/2029	2,000	1,949	1,692	0.4%
Venture CDO, Ltd. 20-39A E	Diversified Investment Vehicles	L+ 7.63% (11.71%)	4/15/2033	4,995	4,962	4,384	1.3%
Venture CLO 43, Ltd. 21-43A E (f)	Diversified Investment Vehicles	L+ 7.15% (11.23%)	4/15/2034	3,000	2,918	2,560	0.7%
Wind River CLO, Ltd. 14-2A FR	Diversified Investment Vehicles	L+ 7.87% (11.95%)	1/15/2031	3,000	2,530	2,061	0.6%
Zais CLO 13, Ltd. 19-13A D1 (f)	Diversified Investment Vehicles	L+ 4.52% (8.60%)	7/15/2032	3,000	2,741	2,536	0.9%
Subtotal Collateralized Securities					$84,789	$75,116	22.4%

TOTAL INVESTMENTS					$923,304	$855,705	255.1%
______________
(a)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

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
Below is certain summarized financial information for SLF as of March 31, 2023 and December 31, 2022 and for the periods ended March 31, 2023 and March 31, 2022:

Selected Statements of Assets and Liabilities Information	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $929,893 and $923,304, respectively)	$867,931	$855,705
Cash and other assets	104,243	109,966
Total assets	$972,174	$965,671

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,235 and $1,483, respectively)	$537,815	$549,067
Secured borrowings	62,744	60,899
Other liabilities	27,904	20,264
Total liabilities	$628,463	$630,230

MEMBERS' CAPITAL
Total members' capital	$343,711	$335,441

Total liabilities and members' capital	$972,174	$965,671

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

Selected Statements of Operations Information	For the three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Investment income:
Total investment income	$22,572	$14,429

Operating expenses:
Interest and credit facility financing expenses	9,755	3,368
Other expenses	576	634
Total expenses	10,331	4,002

Net investment income	12,241	10,427

Realized and unrealized gain (loss):
Net realized and unrealized gain (loss)	4,539	(13,249)

Net increase (decrease) in members' capital resulting from operations	$16,780	$(2,822)

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

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
As of March 31, 2023 and December 31, 2022, $11.1 million and $11.1 million was payable to the Adviser for base management fees, respectively.
For the three months ended March 31, 2023 and 2022, the Company incurred $11.1 million and $10.5 million, respectively, in base management fees under the Investment Advisory Agreement.
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
As of March 31, 2023 and December 31, 2022, $10.0 million and $9.7 million was payable to the Adviser for the incentive fee on income, respectively.
For the three months ended March 31, 2023 and 2022, the Company incurred $9.6 million and $7.3 million, respectively, in incentive fees on income under the Investment Advisory Agreement.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” is an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to the Company’s liquidation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). This fee equals 20% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three months ended March 31, 2023 and 2022, the Company did not incur incentive fees on capital gains during operations under the Investment Advisory Agreement.
Administration Agreement
In connection with the Administration Agreement, BSP provides the Company with office facilities and administrative services. As of March 31, 2023 and December 31, 2022, $0.4 million and $1.4 million was payable to BSP under the Administration Agreement, respectively.
For the three months ended March 31, 2023 and 2022, the Company incurred $0.4 million and 0.3 million, respectively, in administrative service fees under the Administration Agreement.
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
For the period ended March 31, 2023
(Unaudited)

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
For the period ended March 31, 2023
(Unaudited)

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
For the period ended March 31, 2023
(Unaudited)

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
For the period ended March 31, 2023
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
For the period ended March 31, 2023
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
For the period ended March 31, 2023
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

The weighted average annualized interest cost for all borrowings for the three months ended March 31, 2023 and 2022 was 6.06% and 3.41% respectively. The average daily debt outstanding for the three months ended March 31, 2023 and 2022 was $1.2 billion and $1.3 billion, respectively. The maximum debt outstanding for the three months ended March 31, 2023 and 2022 was $1.3 billion and $1.3 billion, respectively.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

The following table represents borrowings as of March 31, 2023:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	8/28/2025	$300,000	$225,000	$(3,675)	$221,325
JPM Credit Facility	8/28/2024	400,000	320,000	(1,097)	318,903
JPM Revolver Facility	6/10/2027	495,000	243,376	(3,611)	239,765
2026 Notes	3/30/2026	300,000	297,661	(326)	297,335
2024 Notes	12/15/2024	100,000	99,593	(63)	99,530
2023 Notes	5/30/2023	60,000	59,990	(31)	59,959
Totals		$1,655,000	$1,245,620	$(8,803)	$1,236,817
The following table represents borrowings as of December 31, 2022:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	8/28/2025	$300,000	$225,000	$(4,051)	$220,949
JPM Credit Facility	8/28/2024	400,000	320,000	(1,289)	318,711
JPM Revolver Facility	6/10/2027	495,000	231,876	(3,823)	228,053
2026 Notes	3/30/2026	300,000	297,469	(353)	297,116
2024 Notes	12/15/2024	100,000	99,534	(72)	99,462
2023 Notes	5/30/2023	60,000	59,973	(77)	59,896
Totals		$1,655,000	$1,233,852	$(9,665)	$1,224,187
The following table represents interest and debt fees for the three months ended March 31, 2023:

	Three months ended March 31, 2023
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (6)	Other Fees (7)
Wells Fargo Credit Facility	(1)	(2)	$3,954	$376	$123
JPM Credit Facility	(3)	(4)	6,072	192	190
JPM Revolver Facility	(5)	0.38%	3,929	212	267
2026 Notes	3.25%	n/a	2,630	27	—
2024 Notes	4.85%	n/a	1,271	9	—
2023 Notes	5.38%	n/a	822	46	—
Totals			$18,678	$862	$580
______________
(1) From May 27, 2022 through March 31, 2023, the Wells Fargo Credit Facility had an interest rate priced at Daily Simple SOFR, with a Daily Simple SOFR floor of zero, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 2.60% per annum.
(2) The non-usage fee per annum is 0.50% for the first 25% of the unused balance and up to 2.0% for the remaining unused balance.
(3) From December 9, 2022 through March 31, 2023, interest rate was priced at three-month Term SOFR, plus a spread of 3.00% per annum.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

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
_____________
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates, and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature. The fair value of the Company's 2022 Notes, 2023 Notes, 2024 Notes, and 2026 Notes are derived from market indications provided by Bloomberg Finance L.P. at March 31, 2023 and December 31, 2022, as applicable.
At March 31, 2023 and December 31, 2022, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2023 and December 31, 2022, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount at March 31, 2023	Fair Value at March 31, 2023
Wells Fargo Credit Facility	3	$225,000	$225,000
JPM Credit Facility	3	320,000	320,000
JPM Revolver Facility	3	243,376	243,376
2026 Notes	3	297,661	265,923
2024 Notes	3	99,593	95,153
2023 Notes	3	59,990	59,792
		$1,245,620	$1,209,244

	Level	Carrying Amount at December 31, 2022	Fair Value at December 31, 2022
Wells Fargo Credit Facility	3	$225,000	$225,000
JPM Credit Facility	3	320,000	320,000
JPM Revolver Facility	3	231,876	231,876
2026 Notes	3	297,469	264,438
2024 Notes	3	99,534	93,706
2023 Notes	3	59,973	59,399
		$1,233,852	$1,194,419
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
Note 7 — Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of March 31, 2023, the Company had unfunded commitments on delayed draw term loans of $103.3 million, unfunded commitments on revolver term loans of $113.3 million, and unfunded commitments on term loans of $0.4 million. As of December 31, 2022, the Company had unfunded commitments on delayed draw term loans of $128.8 million, unfunded commitments on revolver term loans of $121.4 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $0.4 million. The Company maintains sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

As of March 31, 2023, the Company's unfunded commitments consisted of the following:
March 31, 2023

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	$3,576	$789
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,951	2,951
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,264	1,264
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	11,771	2,392
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver term loan	1,008	832
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	4,574	3,659
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	4,506	2,259
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver term loan	5,420	5,420
Avalara, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,030	4,030
Aventine Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	10,486	805
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	11,404	9,682
BCPE Oceandrive Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,425	799
Capstone Logistics	Senior Secured First Lien Debt	Revolver term loan	1,804	1,804
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver term loan	2,363	1,528
CRS-SPV, Inc.	Senior Secured First Lien Debt	Revolver term loan	224	162
Dynagrid Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	2,262	1,131
Eliassen Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,931	2,493
Faraday Buyer, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,551	2,551
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver term loan	2,144	1,308
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver term loan	1,894	1,487
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed draw term loan	275	275
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	13,000	10,985
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,769	3,902
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,053	1,053
Higginbotham Insurance Agency, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	6,836	2,451
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver term loan	6,178	4,633
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,810	923
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,390	1,390
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,630	3,025
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	Revolver term loan	600	600
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,028	2,028
IQN Holding Corp.	Senior Secured First Lien Debt	Delayed draw term loan	2,349	2,349
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver term loan	1,017	1,017
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	5,049	2,733
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,531	1,620
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver term loan	2,706	744
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term loan	15,491	414
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver term loan	1,326	796
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	2,019	2,019
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	1,131	1,131
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,324	1,324
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	7,827	4,892
Monumental RSN, LLC	Senior Secured First Lien Debt	Revolver term loan	3,238	3,238
Norvax, LLC	Senior Secured First Lien Debt	Revolver term loan	1,152	1,152
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	2,676	2,676
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,747	3,747
ORG GC Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	584	584
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,840	1,257
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	7,213	7,213
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver term loan	1,602	801

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed draw term loan	$8,044	$967
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed draw term loan	24,000	7,543
Premier Global Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,042	73
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	2,584
Reddy Ice Corp.	Senior Secured First Lien Debt	Revolver term loan	1,762	1,068
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver term loan	464	464
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,354	835
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	10,123	1,683
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	2,659	2,392
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	8,886	8,886
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,746	3,746
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed draw term loan	3,209	3,209
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver term loan	1,284	1,284
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,782	1,891
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,256	2,256
Subsea Global Solutions, LLC	Senior Secured First Lien Debt	Revolver term loan	963	0
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	601	337
The NPD Group, LP	Senior Secured First Lien Debt	Revolver term loan	1,922	1,653
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed draw term loan	6,974	3,138
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver term loan	1,993	1,993
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,300	2,035
University of St. Augustine Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,615	2,615
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,202	2,931
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	1,167	1,167
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver term loan	2,169	2,169
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,391	4,391
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver term loan	3,179	3,179
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,547	2,207
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,396	3,396
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,023	2,016
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	378	378
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	13,639	6,579
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,224	11
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver term loan	4,448	4,448
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	10,700	10,700
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,406	4,406
Total			$343,411	$216,948

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver term loan	$3,747	$3,747
ORG GC Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	584	584
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	7,213	7,213
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,840	1,380
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver term loan	1,602	801
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed draw term loan	8,054	4,244
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed draw term loan	24,000	8,914
Premier Global Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,042	73
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	2,584
Reddy Ice Corp.	Senior Secured First Lien Debt	Revolver term loan	1,762	1,762
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver term loan	464	464
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,354	835
Roadsafe Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	10,140	3,343
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	5,069	3,585
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	8,886	8,886
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,746	2,623
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed draw term loan	3,209	3,209
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver term loan	1,284	1,284
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,782	3,782
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,256	2,256
Subsea Global Solutions, LLC	Senior Secured First Lien Debt	Revolver term loan	963	58
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	601	313
Tap Rock Resources, LLC (1)	Equity/Other	Equity	29,470	11,114
The NPD Group, LP	Senior Secured First Lien Debt	Revolver term loan	1,922	1,691
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed draw term loan	6,974	3,138
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver term loan	1,993	1,993
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,300	2,035
University of St. Augustine Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,615	2,615
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,202	4,202
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,821	1,296
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	1,167	1,167
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver term loan	2,169	2,169
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,391	4,391
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver term loan	3,179	3,179
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,396	3,396
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,547	2,292
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,023	2,016
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	378	378
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	13,657	6,579
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,224	2,798
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver term loan	4,448	4,448
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	10,700	10,700
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,406	4,406
Total			$390,044	$261,685
_____________

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
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
Note 9 — Common Stock
On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No. 333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through March 31, 2023, the Company issued 268.5 million shares of common stock for gross proceeds of $2.6 billion, including the shares purchased by an affiliate of BSP and shares issued under the Company's DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company suspended the DRIP from March 29, 2020 through June 26, 2020. While the DRIP was suspended, participants and all other holders of the Company's common stock received distributions paid by the Company in cash. From inception of the Company's DRIP plan to March 31, 2023, the Company had repurchased 37.4 million shares of common stock through its share repurchase program for payments of $308.4 million. As of December 31, 2022, the Company had repurchased 34.0 million shares of common stock for payments of $282.8 million. Amounts include additional shares tendered for death and disability as permitted.
On April 1, 2022, April 12, 2022 and May 13, 2022, the Company entered into stock purchase agreements with certain investors (collectively, the “Purchase Agreements”) and associated subscription agreements (collectively, the “Subscription Agreements”), totaling $234.8 million, for the sale of the Company’s common stock at the net asset value of each drawdown date. Investors are required to make capital contributions to purchase the Company’s common stock each time the Company delivers a drawdown notice in an aggregate amount not to exceed their respective capital commitments. All purchases will generally be made subject to the terms and conditions set forth in the Purchase Agreements and Subscription Agreements, at a per-share price as determined by the Company’s Board, which price will be determined prior to the issuance of the Company’s common stock and in accordance with the limitations under Section 23 of the 1940 Act. As of March 31, 2023, the Company has called $234.8 million of capital commitments.
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

The following table reflects the common stock activity for the three months ended March 31, 2023:

	Shares	Value
Shares Sold	4,928,566	$36,324
Shares Issued through DRIP	936,348	6,816
Share Repurchases	(3,472,698)	(25,628)
	2,392,216	$17,512
The following table reflects the common stock activity for the three months ended March 31, 2022:

	Shares	Value
Shares Sold	—	$—
Shares Issued through DRIP	908,625	6,806
Share Repurchases	(3,091,177)	(23,065)
	(2,182,552)	$(16,259)

The following table reflects the stockholders' equity activity For the three months ended March 31, 2023:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total Stockholders' Equity
Balance as of December 31, 2022	228,658,723	$229	$2,124,264	$(459,036)	$1,665,457
Net investment income	—	—	—	38,343	38,343
Net realized loss from investment transactions	—	—	—	(1,996)	(1,996)
Net change in unrealized depreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	(3,360)	(3,360)
Issuance of common stock, net of issuance costs	4,928,566	4	36,320	—	36,324
Repurchases	(3,472,698)	(3)	(25,625)	—	(25,628)
Distributions to stockholders	—	—	—	(34,517)	(34,517)
Reinvested dividends	936,348	1	6,815	—	6,816
Balance as of March 31, 2023	231,050,939	$231	$2,141,774	$(460,566)	$1,681,439

The following table reflects the stockholders' equity activity for the three months ended March 31, 2022:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total Stockholders' Equity
Balance as of December 31, 2021	201,610,757	$202	$1,913,365	$(404,075)	$1,509,492
Net investment income	—	—	—	29,026	29,026
Net realized gain from investment transactions	—	—	—	3,444	3,444
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	2,457	2,457
Repurchases	(3,091,177)	(3)	(23,062)	—	(23,065)
Distributions to stockholders	—	—	—	(29,778)	(29,778)
Reinvested dividends	908,625	—	6,806	—	6,806
Balance as of March 31, 2022	199,428,205	$199	$1,897,109	$(398,926)	$1,498,382

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

Note 10 — Capital
Investor Commitments
As of March 31, 2023 the Company had $234.8 million in total capital commitments, which were fully funded, in connection with the Purchase Agreements and Subscription Agreements (as defined in Note 9). As of December 31, 2022, the Company had $234.8 million in total capital commitments, of which $36.3 million was unfunded, in connection with the Purchase Agreements and Subscription Agreements (as defined in Note 9).
Capital Drawdowns
The following table summarizes the total shares issued and proceeds received, net of issuance costs, related to capital drawdowns of Common Stock in connection with the Purchase Agreements and Subscription Agreements for the three months ended March 31, 2023:

Share Issue Date	Shares Issued	Net Proceeds Received
For the three months ended March 31, 2023
February 7, 2023	4,928,566	$36,324
Total Capital Drawdowns	4,928,566	$36,324
There were no shares issued or proceeds received related to capital drawdowns of Common Stock in connection with the Purchase Agreements and Subscription Agreements for the three months ended March 31, 2022.
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
On June 26, 2020, the Company's Board of Directors amended the Company's SRP. The Company intends to conduct tender offers on an annual basis, instead of on a semi-annual basis as was done previously. The Company intends to continue to limit the number of shares to be repurchased in any calendar year to the lesser of (i) 10% of the weighted average number of shares outstanding in the prior calendar year or (ii) the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during the relevant redemption period. In addition, in the event of a stockholder’s death or disability, the Company may, in its sole discretion, accept up to the full amount tendered by such stockholder of the current net asset value per share. Any repurchases of shares made in connection with a stockholder’s death or disability may be included within the overall limitation imposed on tender offers during the relevant redemption period, which provides that the Company may limit the number of shares to be repurchased during any redemption period to the number of shares of common stock the Company is able to repurchase with the proceeds received from the sale of shares of common stock under the DRIP during such redemption period. The Company's eleven most recent tender offers were oversubscribed.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

Offer Date	Repurchase Date	Shares Tendered	Shares Repurchased	Repurchase Price Per Share	Aggregate Consideration for Repurchased Shares (in thousands)
December 14, 2021	February 24, 2022	45,067,174	2,927,837	$7.46	$21,841.64
December 14, 2022	February 24, 2023	45,205,567	3,472,698	$7.38	$25,628.49
Share amounts in the table above represent amounts filed in the tender offer.
Note 12 — Earnings Per Share
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities for the three months ended March 31, 2023 and 2022.
The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the three months ended March 31, 2023 and 2022.

	For the three months ended March 31,
	2023	2022
Basic and diluted
Net increase in net assets resulting from operations	$32,987	$34,927
Weighted average shares outstanding	230,155,576	199,948,106
Net increase in net assets resulting from operations per share	$0.14	$0.17

Note 13 — Distributions
The following table reflects the distributions declared on shares of the Company’s Common Stock for the three months ended March 31, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Three Months Ended March 31, 2023
March 8, 2023	March 31, 2023	April 3, 2023	$0.13
March 8, 2023 (special)	March 31, 2023	April 3, 2023	$0.02
The following table reflects the distributions declared on shares of the Company’s Common Stock for the three months ended March 31, 2022:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Three Months Ended March 31, 2022
March 10, 2022	March 31, 2022	April 5, 2022	$0.13
March 10, 2022 (special)	March 31, 2022	April 5, 2022	$0.02
The amount of each such distribution is subject to the discretion of the Board of Directors and applicable legal restrictions related to the payment of distributions. The Company calculates each stockholder’s specific distribution amount for the quarter using record and declaration dates. The distributions are payable by the fifth day following each record date.

As of March 31, 2023 and December 31, 2022, the Company had accrued $27.7 million and $27.3 million, respectively, in stockholder distributions that were unpaid.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

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
    The Company did not have any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes (“ASC Topic 740”), nor did the Company have any unrecognized tax benefits as of the periods presented herein. The Company's current tax year as well as 2022, 2021, 2020 and 2019 federal and state tax returns remain subject to examination by the Internal Revenue Service and state departments of revenue.
    As of March 31, 2023, the Company's domestic subsidiary had a cumulative net operating loss and unrealized gain. As a result, the Company has a deferred tax asset of $10.6 million and a deferred tax liability of $(22.1) million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The future realization of the tax benefits of existing deductible temporary differences or carryforwards ultimately depend on the existence of sufficient taxable income in the carryback (if permitted under the tax law) and carryforward periods. The Company has concluded that future reversal of existing taxable temporary differences is sufficient to support a conclusion that a valuation allowance is not necessary as of March 31, 2023. For the three months ended March 31, 2023, there was no change in the valuation allowance.

As of December 31, 2022, the Company's domestic subsidiary had a cumulative net operating loss and unrealized gain. As a result, the Company had a deferred tax asset of $4.6 million and a deferred tax liability of $(16.0) million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The future realization of the tax benefits of existing deductible temporary differences or carryforwards ultimately depend on the existence of sufficient taxable income in the carryback (if permitted under the tax law) and carryforward periods. The Company concluded that future reversal of existing taxable temporary differences was sufficient to support a conclusion that a valuation allowance was not necessary as of December 31, 2022. For the year ended December 31, 2022, there was a change in the valuation allowance of $2.0 million.

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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

Note 15 — Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023	2022
Per share data:
Net asset value, beginning of period	$7.28	$7.49
Results of operations (1)
Net investment income	0.17	0.15
Net realized and unrealized gain (loss), net of change in deferred taxes	(0.03)	0.02
Net increase in net assets resulting from operations	0.14	0.17
Stockholder distributions (2)
Distributions from net investment income	(0.15)	(0.15)
Net decrease in net assets resulting from stockholder distributions	(0.15)	(0.15)
Other (6)	0.01	—
Net asset value, end of period	$7.28	$7.51
Shares outstanding at end of period	231,050,939	199,428,205
Total return (3)	1.97%	2.36%
Ratio/Supplemental data:
Total net assets, end of period	$1,681,439	$1,498,382
Ratio of net investment income to average net assets (7)	11.04%	9.30%
Ratio of total expenses to average net assets (5) (7)	9.14%	7.90%
Portfolio turnover rate (4)	1.31%	2.17%
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
(6)    Represents the impact of calculating certain per share amounts based on weighted average shares outstanding during the period and certain per share amounts based on shares outstanding as a of period end.
(7)    Ratios are annualized, except for incentive fees.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

Note 16 – Schedules of Investments and Advances to Affiliates
An affiliated company is generally a portfolio company in which FBLC owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which FBLC owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement). Transactions related to investments in affiliated and controlled affiliated companies for the three months ended March 31, 2023 were as follows:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2022	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at March 31, 2023
Control Investments
CRS-SPV, Inc. (2) (3) (6)	Equity/Other	$—	$1,559	$—	$—	$—	$—	$1,559
CRS-SPV, Inc. (2) (6)	Senior Secured First Lien Debt	1	62	—	—	—	—	62
Danish CRJ, Ltd. (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
FBLC Senior Loan Fund, LLC (2) (4) (6) (8)	Equity/Other	6,767	304,934	—	—	—	—	304,934
Integrated Efficiency Solutions, Inc. (2) (6)	Senior Secured First Lien Debt	1	—	—	—	—	—	—
Integrated Efficiency Solutions, Inc. (2) (6)	Senior Secured First Lien Debt	27	1,421	—	(3)	—	—	1,418
Integrated Efficiency Solutions, Inc. (2) (6)	Senior Secured Second Lien Debt	72	760	73	—	—	(18)	815
Integrated Efficiency Solutions, Inc. (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
Integrated Efficiency Solutions, Inc. (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
Internap Corp. (2) (3) (6)	Equity/Other	—	595	—	—	—	(90)	505
Internap Corp. (2) (6)	Senior Secured First Lien Debt	157	4,802	73	(190)	—	8	4,693
Kahala Ireland OpCo Designated Activity Company (2) (6)	Equity/Other	1,790	5,027	—	—	—	(1,790)	3,237
Kahala Ireland OpCo Designated Activity Company (2) (3) (6)	Equity/Other	—	3,250	—	—	—	—	3,250
Kahala US OpCo, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
Lakeview Health Holdings, Inc. (2) (6)	Senior Secured First Lien Debt	28	579	28	—	—	—	607
Lakeview Health Holdings, Inc. (2) (6)	Senior Secured First Lien Debt	6	227	—	—	—	—	227
Lakeview Health Holdings, Inc. (2) (6)	Senior Secured First Lien Debt	—	—	65	—	—	—	65
Lakeview Health Holdings, Inc. (2) (6)	Senior Secured First Lien Debt	—	546	—	—	—	17	563
Lakeview Health Holdings, Inc. (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
MGTF Holdco, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
MGTF Radio Company, LLC (2) (6)	Senior Secured First Lien Debt	1,277	40,015	7	(375)	—	50	39,697
ORG GC Holdings, LLC (2) (6)	Senior Secured First Lien Debt	256	9,082	258	—	—	—	9,340
ORG GC Holdings, LLC (2) (6)	Senior Secured Second Lien Debt	185	3,868	187	—	—	(11)	4,044
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
Post Road Equipment Finance, LLC (2) (6)	Subordinated Debt	473	15,086	1,371	—	—	—	16,457
Post Road Equipment Finance, LLC (2) (6)	Equity/Other	1,810	81,692	—	—	—	—	81,692
Post Road Equipment Finance, LLC (2) (6)	Subordinated Debt	1,190	38,100	5	—	—	(6)	38,099
Siena Capital Finance, LLC (2) (6)	Subordinated Debt	2,174	77,000	—	(10,000)	6	(6)	67,000
Siena Capital Finance, LLC (2) (6)	Equity/Other	2,762	77,310	—	—	—	—	77,310
WPNT, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
Total Control Investments		$18,976	$665,915	$2,067	$(10,568)	$6	$(1,846)	$655,574

Affiliate Investments
Cirque Du Soleil Holding USA Newco, Inc. (3)	Equity/Other	$—	$4,721	$—	$—	$—	$810	$5,531

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2022	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at March 31, 2023
Cirque Du Soleil Holding USA Newco, Inc. (3)	Equity/Other	$—	$1,311	$—	$—	$—	$947	$2,258
First Eagle Greenway Fund II, LLC (3)	Equity/Other	—	360	—	—	—	41	401
Foresight Energy Operating, LLC (3) (6)	Equity/Other	—	3,519	—	—	—	—	3,519
Foresight Energy Operating, LLC (6)	Senior Secured First Lien Debt	34	1,077	—	(3)	—	—	1,074
MCS Acquisition Corp. (3) (6)	Equity/Other	—	357	168	—	—	—	525
MCS Acquisition Corp. (3) (6)	Equity/Other	—	747	—	—	—	—	747
MCS Acquisition Corp. (6)	Senior Secured First Lien Debt	21	772	—	(2)	—	—	770
NewStar Arlington Senior Loan Program, LLC 14-1A FR (6)	Collateralized Securities	191	4,165	4	—	—	12	4,181
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (6)	Collateralized Securities	368	10,278	—	(602)	—	(834)	8,842
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (6)	Collateralized Securities	286	8,849	78	—	—	301	9,228
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (6)	Collateralized Securities	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP (3)	Equity/Other	—	1,162	—	(75)	—	110	1,197
Tap Rock Resources, LLC (6)	Equity/Other	—	596	—	—	—	619	1,215
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	186	—	—	—	5	191
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	4,264	—	—	—	107	4,371
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	1,048	—	—	—	28	1,076
Tax Defense Network, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Tax Defense Network, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Tennenbaum Waterman Fund, LP	Equity/Other	133	8,699	—	—	—	(251)	8,448
Vantage Mobility International, LLC (6)	Senior Secured First Lien Debt	—	—	—	—	—	—	—
Vantage Mobility International, LLC (6)	Senior Secured First Lien Debt	—	—	—	—	—	—	—
Vantage Mobility International, LLC (6)	Senior Secured Second Lien Debt	—	—	—	—	—	—	—
Vantage Mobility International, LLC (6)	Senior Secured Second Lien Debt	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A E (6)	Collateralized Securities	199	6,996	60	—	—	(18)	7,038
Whitehorse, Ltd. 2014-1A Side Letter (6)	Collateralized Securities	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB (6)	Collateralized Securities	—	—	—	—	—	—	—
Total Affiliate Investments		$1,232	$59,107	$310	$(682)	$—	$1,877	$60,612
Total Control & Affiliate Investments		$20,208	$725,022	$2,377	$(11,250)	$6	$31	$716,186
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
(2)This investment was not deemed significant under Regulation S-X as of March 31, 2023.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

(3)Investment is non-income producing at March 31, 2023.
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
(5)Investment no longer held as of March 31, 2023.
(6)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(7)Gross of net change in deferred taxes in the amount of $(0.1) million.
(8)The Company's investment falls under the definition of a significant subsidiary, as it exceeded the threshold of at least one of the tests under Rule 4-08(g), or exceeded the threshold of at least one of the tests under Rule 3-09. See Note 3 for summarized financial information.
Dividends and interest for the three months ended March 31, 2023 attributable to Controlled and Affiliated investments no longer held as of March 31, 2023 were $0.0 million.
Realized loss for the three months ended March 31, 2023 attributable to Controlled and Affiliated investments no longer held as of March 31, 2023 was $0.0 million.
Change in unrealized gain for the three months ended March 31, 2023 attributable to Controlled and Affiliated investments no longer held as of March 31, 2023 was $0.0 million.
The following table presents the Schedule of Investments and Advances to Affiliates as of December 31, 2022:

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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2021	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2022
Lakeview Health Holdings, Inc. (2) (6)	Senior Secured First Lien Debt	$64	$584	$64	$—	$—	$(102)	$546
Lakeview Health Holdings, Inc. (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
MGTF Holdco, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
MGTF Radio Company, LLC (2) (6)	Senior Secured First Lien Debt	4,006	42,567	29	(4,324)	4	1,739	40,015
ORG GC Holdings, LLC (2) (6)	Senior Secured First Lien Debt	743	8,343	739	—	—	—	9,082
ORG GC Holdings, LLC (2) (6)	Senior Secured Second Lien Debt	672	3,439	670	—	—	(241)	3,868
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other	—	212	—	—	—	(212)	—
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
Park Ave RE Holdings, LLC (2) (5) (6)	Equity/Other	—	4,461	—	(8,461)	6,838	(2,838)	—
Park Ave RE Holdings, LLC (2) (5) (6)	Subordinated Debt	31	1,537	—	(1,537)	—	—	—
Post Road Equipment Finance, LLC (2) (6)	Subordinated Debt	894	—	15,086	—	—	—	15,086
Post Road Equipment Finance, LLC (2)(4)(6)	Equity/Other	7,159	81,693	—	94	—	(95)	81,692
Post Road Equipment Finance, LLC (2) (6)	Subordinated Debt	3,882	37,964	19	—	—	117	38,100
Siena Capital Finance, LLC (2) (6) (8)	Subordinated Debt	8,906	75,000	16,000	(14,000)	—	—	77,000
Siena Capital Finance, LLC (2) (6) (8)	Equity/Other	9,988	65,609	—	—	—	11,701	77,310
WPNT, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
Total Control Investments		$80,406	$657,414	$40,886	$(30,055)	$6,842	$(9,172)	$665,915

Affiliate Investments
Answers Corp. (3) (5) (6)	Equity/Other	$—	$145	$—	$(499)	$(10,144)	$10,498	$—
CDS U.S. Intermediate Holdings, Inc. (5)	Senior Secured First Lien Debt	412	5,565	13	(5,543)	16	(51)	—
CDS U.S. Intermediate Holdings, Inc. (5)	Senior Secured Second Lien Debt	1,004	10,262	568	(10,555)	(284)	9	—
CDS U.S. Intermediate Holdings, Inc. (3)	Equity/Other	—	5,442	—	—	—	(721)	4,721
CDS U.S. Intermediate Holdings, Inc. (3)	Equity/Other	—	2,884	—	—	—	(1,573)	1,311
First Eagle Greenway Fund II, LLC (3)	Equity/Other	—	464	—	(72)	—	(32)	360
Foresight Energy Operating, LLC (3) (6)	Equity/Other	—	3,965	—	—	—	(446)	3,519
Foresight Energy Operating, LLC (6)	Senior Secured First Lien Debt	113	1,102	—	(14)	—	(11)	1,077
Internap Corp (3) (6)	Equity/Other	—	1,552	—	(1,552)	—	—	—
Internap Corp. (6)	Senior Secured First Lien Debt	—	5,475	—	(5,475)	—	—	—
Jakks Pacific, Inc. (3) (5)	Equity/Other	(6)	2,412	—	(5,423)	3,037	(26)	—
Jakks Pacific, Inc. (6)	Equity/Other	—	785	28	(813)	—	—	—
MCS Acquisition Corp. (3) (6)	Equity/Other	—	—	357	—	—	—	357
MCS Acquisition Corp. (3) (6)	Equity/Other	—	—	2,431	—	—	(1,684)	747
MCS Acquisition Corp. (6)	Senior Secured First Lien Debt	63	—	780	(8)	—	—	772
NewStar Arlington Senior Loan Program, LLC 14-1A FR (6)	Collateralized Securities	638	4,575	17	—	—	(427)	4,165
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (6)	Collateralized Securities	2,826	17,114	—	(3,508)	—	(3,328)	10,278

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended March 31, 2023
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2021	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2022
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (6)	Collateralized Securities	$1,089	$8,237	$319	$—	$—	$293	$8,849
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (6)	Collateralized Securities	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP (3)	Equity/Other	—	4,953	—	(3,110)	—	(681)	1,162
Tap Rock Resources, LLC (6)	Equity/Other	557	8,742	—	(8,641)	2,152	(1,657)	596
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	464	—	—	—	(278)	186
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	3,678	—	—	—	586	4,264
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	2,616	—	—	—	(1,568)	1,048
Tax Defense Network, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Tax Defense Network, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Team Waste, LLC (5) (6)	Equity/Other	—	3,073	—	(3,073)	504	(504)	—
Tennenbaum Waterman Fund, LP	Equity/Other	611	9,764	—	—	—	(1,065)	8,699
Vantage Mobility International, LLC (6)	Senior Secured First Lien Debt	9	251	—	—	—	(251)	—
Vantage Mobility International, LLC (6)	Senior Secured First Lien Debt	3	244	—	—	—	(244)	—
Vantage Mobility International, LLC (6)	Senior Secured Second Lien Debt	5	17	—	—	—	(17)	—
Vantage Mobility International, LLC (6)	Senior Secured Second Lien Debt	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A E (6)	Collateralized Securities	568	7,171	176	—	—	(351)	6,996
Whitehorse, Ltd. 2014-1A Side Letter (6)	Collateralized Securities	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB (6)	Collateralized Securities	—	—	—	—	—	—	—
Total Affiliate Investments		$7,892	$110,952	$4,689	$(48,286)	$(4,719)	$(3,529)	$59,107
Total Control & Affiliate Investments		$88,298	$768,366	$45,575	$(78,341)	$2,123	$(12,701)	$725,022

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
For the period ended March 31, 2023
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
(8)The Company's investment falls under the definition of a significant subsidiary, as it exceeded the threshold of at least one of the tests under Rule 3-09. Audited financial statements, as required under Rule 3-09, are attached to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans, and equity of predominantly private U.S. middle market companies. We define middle market companies as those with EBITDA of between $25 million and $100 million annually, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of March 31, 2023, 77.1% of our portfolio was invested in senior secured loans.
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
Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At March 31, 2023:
Investment Portfolio	$2,900.6
Net assets	1,681.4
Debt (net of deferred financing costs)	1,236.8
Net asset value per share	7.28

Portfolio Activity for the Three Months Ended March 31, 2023:
Purchases during the period	64.7
Sales, repayments, and other exits during the period	37.9
Number of portfolio companies at end of period	148

Operating results for the Three Months Ended March 31, 2023:
Net investment income per share	0.17
Distributions declared per share	0.15
Net increase in net assets resulting from operations per share	0.14
Net investment income	38.3
Net realized and unrealized loss, net of change in deferred taxes	(5.4)
Net increase in net assets resulting from operations	33.0
Portfolio and Investment Activity
During the three months ended March 31, 2023, we made $64.7 million of investments in new and existing portfolio companies and had $37.9 million in aggregate amount of sales and repayments, resulting in a net increase in investments of $26.8 million for the period. The total portfolio of debt investments at fair value consisted of 94.2% bearing variable interest rates and 5.8% bearing fixed interest rates.

Our portfolio composition, based on fair value at March 31, 2023 was as follows:

	March 31, 2023
	Percentage of Total Portfolio (4)	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	70.2%	11.6%
Senior Secured Second Lien Debt	6.9	13.6
Subordinated Debt	4.2	12.5
Debt Subtotal	81.3%	11.8%
Collateralized Securities (2)	1.0	16.3
Equity/Other (3)	7.2	12.5
FBLC Senior Loan Fund, LLC (3)	10.5	9.0
Total	100.0%	11.6%
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
(4) As of March 31, 2023, FBLC Senior Loan Fund, LLC's holdings consisted of 91.4% senior secured debt, of which 88.7% represented senior secured first lien debt. As of March 31, 2023, we held investments in Siena Capital Finance, LLC ("Siena") consisting of subordinated debt and equity, which represented 2.3% and 2.7% of our total portfolio, respectively. As of March 31, 2023, we held investments in Post Road Equipment Finance, LLC ("Post Road") consisting of subordinated debt and equity, which represented 1.9% and 2.8% of our portfolio, respectively. The respective businesses of Siena and Post Road primarily involve making senior secured asset-based loans to middle market companies and equipment finance transactions secured by mission-critical equipment of middle market companies, respectively. If the underlying investments of FBLC Senior Loan Fund described above were held by us and we were to treat the investments in Siena and Post Road as senior secured first lien investments, given the underlying businesses of those portfolio companies, then our portfolio composition as of March 31, 2023 would be as follows:

March 31, 2023
Percentage of Total Portfolio
Senior Secured First Lien Debt	89.1%
Senior Secured Second Lien Debt	6.7
Senior Secured - Subtotal	95.8%
Collateralized Securities	2.7
Equity/Other	1.5
Total	100.0%
During the year ended December 31, 2022, we made $510.0 million of investments in new and existing portfolio companies and had $396.0 million in aggregate amount of sales and repayments, resulting in net investments of $114.0 million for the period. The total portfolio of debt investments at fair value consisted of 93.5% bearing variable interest rates and 6.5% bearing fixed interest rates.

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
(4) As of December 31, 2022, FBLC Senior Loan Fund, LLC's holdings consisted of 91.2% senior secured debt, of which 88.1% represented senior secured first lien debt. As of December 31, 2022, we held investments in Siena Capital Finance, LLC ("Siena") consisting of subordinated debt and equity, which represented 2.7% and 2.7% of our total portfolio, respectively. As of December 31, 2022, we held investments in Post Road Equipment Finance, LLC ("Post Road") consisting of subordinated debt and equity, which represented 1.9% and 2.8% of our total portfolio, respectively. The respective businesses of Siena and Post Road primarily involve making senior secured asset-based loans to middle market companies and equipment finance transactions secured by mission-critical equipment of middle market companies, respectively. If the underlying investments of FBLC Senior Loan Fund described above were held by us and we were to treat the investments in Siena and Post Road as senior secured first lien investments, given the underlying businesses of those portfolio companies, then our portfolio composition as of December 31, 2022 would be as follows:

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
The weighted average risk rating of our investments based on fair value was 2.2 and 2.2 as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023, we had 5 portfolio companies on non-accrual with a total amortized cost of $44.4 million and fair value of $8.4 million, which represented 1.5% and 0.3% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2022, we had 5 portfolio companies on non-accrual with a total amortized cost of $44.6 million and fair value of $8.2 million, which represented 1.5%, and 0.3% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding our non-accrual policy.
FBLC Senior Loan Fund, LLC
On January 20, 2021, FBLC and Cliffwater Corporate Lending Fund (“CCLF”) formed a joint venture, FBLC Senior Loan Fund, LLC (the “SLF”), that invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by FBLC for financial reporting purposes. FBLC provides capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. For both the quarter and year ended, March 31, 2023 and December 31, 2022, FBLC and CCLF owned 79.8% and 20.2%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. FBLC and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As part of the initial contribution to SLF, FBLC contributed $751.8 million of assets including $664.2 million of investments and $42.4 million of cash as well as $446.9 million worth of liabilities including the Citi Credit Facility (as defined in Note 5) debt of $344.4 million in exchange for $304.9 million of equity in SLF. As of March 31, 2023 and December 31, 2022, FBLC’s investment in SLF consisted of equity contributions of $304.9 million.
Below is a summary of SLF’s portfolio as of March 31, 2023 and December 31, 2022. A listing of the individual investments in SLF’s portfolio as of such dates can be found in “Note 3 – Fair Value of Investments” in the notes to the accompanying consolidated financial statements (dollars in thousands):

	March 31, 2023	December 31, 2022
	(Unaudited)
Total assets	$972,174	$965,671
Total investments (1)	$867,931	$855,705
Weighted Average Current Yield for Total Portfolio (2)	10.6%	10.2%
Number of Portfolio companies in SLF	162	163
Largest portfolio company investment (1)	$19,375	$19,381
Total of five largest portfolio company investments (1)	$87,457	$86,158
_____________________

(1) At fair value
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.
Below is certain summarized financial information for SLF as of March 31, 2023 and December 31, 2022 and for the periods ended March 31, 2023 and March 31, 2022 (dollars in thousands):

Selected Statements of Assets and Liabilities Information	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $929,893 and $923,304, respectively)	$867,931	$855,705
Cash and other assets	104,243	109,966
Total assets	$972,174	$965,671

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,235 and $1,483, respectively)	$537,815	$549,067
Secured borrowings	62,744	60,899
Other liabilities	27,904	20,264
Total liabilities	$628,463	$630,230

MEMBERS' CAPITAL
Total members' capital	$343,711	$335,441

Total liabilities and members' capital	$972,174	$965,671

Selected Statements of Operations Information	For the three months ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Investment income:
Total investment income	$22,572	$14,429

Operating expenses:
Interest and credit facility financing expenses	9,755	3,368
Other expenses	576	634
Total expenses	10,331	4,002

Net investment income	12,241	10,427

Realized and unrealized gain (loss):
Net realized and unrealized gain (loss)	4,539	(13,249)

Net increase (decrease) in members' capital resulting from operations	$16,780	$(2,822)

RESULTS OF OPERATIONS
Operating results for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	For the three months ended March 31,
	2023	2022
Total investment income	$83,290	$63,776
Total expenses	44,208	32,771
Income tax expense, including excise tax	739	1,979
Net investment income	$38,343	$29,026
Investment Income
For the three months ended March 31, 2023, total investment income was $83.3 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.9 billion and a weighted average current yield of 11.6%. Included within total investment income was $1.1 million of fee income for the three months ended March 31, 2023. Fee income consists primarily of prepayment and amendment fees. For the three months ended March 31, 2022 total investment income was $63.8 million and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.7 billion and a weighted average current yield of 9.0%. Included within total investment income was $2.0 million of fee income for the three months ended March 31, 2022. Fee income consists primarily of prepayment and amendment fees.
Operating Expenses
The composition of our operating expenses for the three months ended March 31, 2023 and 2022 was as follows (dollars in thousands):

	For the three months ended March 31,
	2023	2022
Management fees	$11,062	$10,503
Incentive fee on income	9,586	7,256
Interest and debt fees	20,120	12,284
Professional fees	1,266	853
Other general and administrative	1,728	1,407
Administrative services	198	195
Directors' fees	248	273
Total operating expenses	$44,208	$32,771
For the three months ended March 31, 2023 and 2022, we incurred management fees of $11.1 million and $10.5 million, respectively. For the three months ended March 31, 2023 and 2022, we incurred incentive fees on income of $9.6 million and $7.3 million.
For the three months ended March 31, 2023 and 2022, we incurred interest and debt fees of $20.1 million and $12.3 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, trustee fees, amortization of deferred financing costs, and amortization of discount if applicable related to our revolving credit facilities and unsecured notes, each as defined herein in the section entitled "Borrowings". The increase in interest and debt fees for the three months ended March 31, 2023 as compared to the same periods in 2022 is primarily the result of higher interest rates.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments, Foreign Currency Transactions, and Forward Currency Exchange Contracts
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and foreign currency transactions, net of change in deferred taxes for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	For the three months ended March 31,
	2023	2022
Net realized gain (loss)
Control investments	$6	$1
Affiliate investments	—	112
Non-Affiliate investments	(2,002)	4,907
Net realized gain on foreign currency transactions	—	193
Net realized loss on extinguishment of debt	—	(1,769)
Total net realized gain (loss)	(1,996)	3,444
Net change in unrealized appreciation (depreciation) on investments
Control investments	(1,846)	9,523
Affiliate investments	1,877	1,044
Non-Affiliate investments	(3,322)	(7,800)
Net change in deferred taxes	(69)	229
Total net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	(3,360)	2,996
Net change in unrealized depreciation from forward currency exchange contracts	—	(539)
Net realized and unrealized gain (loss)	$(5,356)	$5,901
Net realized and unrealized loss on investments and foreign currency transactions, net of change in deferred taxes, resulted in net losses of $5.4 million for the three months ended March 31, 2023 compared to a net gain of $5.9 million for the same period in 2022. We look at net realized gain (loss) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.
The net realized and unrealized loss for the three months ended March 31, 2023 was primarily driven by unrealized losses on Senior Secured Investments.
The net realized and unrealized gain for the three months ended March 31, 2022 was primarily driven by unrealized gains on Equity Investments.
Changes in Net Assets from Operations
For the three months ended March 31, 2023, we recorded a net increase in net assets resulting from operations of $33.0 million versus a net increase in net assets resulting from operations of $34.9 million for the three months ended March 31, 2022. The decrease from prior year is primarily driven by an increase in unrealized losses on investments. Based on the weighted average shares of common stock outstanding for the three months ended March 31, 2023 and 2022, respectively, our per share net increase in net assets resulting from operations was $0.14 for the three months ended March 31, 2023, versus a net increase in net assets of $0.17 for the three months ended March 31, 2022.
Cash Flows
For the three months ended March 31, 2023, net cash used in operating activities was $1.8 million. This was primarily driven by sales and repayments of investments of $37.9 million and net change in unrealized depreciation of $3.3 million, offset by purchases of investments of $64.7 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments.
Net cash used in financing activities of $5.1 million during the three months ended March 31, 2023 was primarily driven by payments on debt of $47.5 million, stockholder distributions of $27.3 million and repurchases of common stock of $25.6 million, partially offset by proceeds from issuance of shares of $36.3 million and proceeds from debt of $59.0 million.
For the three months ended March 31, 2022, net cash provided by operating activities was $99.4 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions, and sales of portfolio investments. The increase in cash flows used in operating activities for the three months ended March 31, 2022 was primarily a result of sales and repayments of investments of $137.8 million, offset by purchases of investments of $59.7 million.

Net cash used in financing activities of $114.1 million during the three months ended March 31, 2022 related to payments on debt of $89.0 million, stockholder distributions of $23.3 million and repurchases of common stock of $21.8 million, partially offset by proceeds from debt of $20.0 million.
Recent Developments
On May 10, 2023, the Company's Board of Directors appointed Colleen Corwell as Chief Compliance Officer of the Company, effective as of the close of business on May 10, 2023, upon the resignation of Guy Talarico from such position. Mr. Talarico's resignation is not a result of any disagreement with the Company on any matter relating to the Company's operations, policies, practices or accounting matters.
Liquidity and Capital Resources
We generate cash flows from fees, interest, and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of March 31, 2023, we had issued 268.5 million shares of our common stock for gross proceeds of $2.6 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP. As of March 31, 2023, we had $460.0 million of senior unsecured notes outstanding. As of March 31, 2022, we had issued 233.3 million shares of our common stock for gross proceeds of $2.4 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP.
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

The table below shows the components of the distributions we have declared and/or paid during the three months ended March 31, 2023 and 2022 (dollars in thousands).

	For the three months ended March 31,
	2023	2022
Distributions declared	$34,517	$29,778
Distributions paid	$34,110	$30,059
Portion of distributions paid in cash	$27,294	$23,253
Portion of distributions paid in DRIP shares	$6,816	$6,806
As of March 31, 2023, we had $27.7 million of distributions accrued and unpaid. As of December 31, 2022, we had $27.3 million of distributions accrued and unpaid.
We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the three months ended March 31, 2023 and 2022, no portion of our distributions was characterized as return of capital for tax purposes. The estimated tax characteristics of our quarterly distributions are reported in our periodic reports with the SEC made available to stockholders. The final tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2023 will be reported after the end of the calendar year 2023 in our periodic reports with the SEC made available to stockholders. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
The following table sets forth the distributions declared during the three months ended March 31, 2023 and 2022 (dollars in thousands):

	For the three months ended March 31,
	2023	2022
Distributions	$34,517	$29,778
Total distributions	$34,517	$29,778
Private Placement of Shares
On April 1, 2022, April 12, 2022 and May 13, 2022, we entered into stock purchase agreements with certain investors (collectively, the “Purchase Agreements”) and associated subscription agreements (collectively, the “Subscription Agreements”), totaling $234.8 million, for the sale of our common stock at the net asset value of each drawdown date. Investors are required to make capital contributions to purchase our common stock each time we deliver a drawdown notice in an aggregate amount not to exceed their respective capital commitments. All purchases will generally be made subject to the terms and conditions set forth in the Purchase Agreements and Subscription Agreements, at a per-share price as determined by our Board, which price will be determined prior to the issuance of our common stock and in accordance with the limitations under Section 23 of the 1940 Act. As of March 31, 2023, we have fully called $234.8 million of capital commitments.
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
Administration Agreement
On November 1, 2016, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three months ended March 31, 2023 and 2022, the Company incurred $0.4 million and $0.3 million, respectively, in administrative service fees under the Administration Agreement.
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
Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of March 31, 2023 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$225,000	$—	$225,000	$—	$—
JPM Credit Facility (2)	320,000	—	320,000	—	—
JPM Revolver Facility (3)	243,376	—	—	243,376	—
2026 Notes (4)	297,661	—	297,661	—	—
2024 Notes (5)	99,593	—	99,593	—	—
2023 Notes (6)	59,990	59,990	—	—	—
Total contractual obligations	$1,245,620	$59,990	$942,254	$243,376	$—
______________
(1)As of March 31, 2023, we had $75.0 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.
(2)As of March 31, 2023, we had $80.0 million of unused borrowing capacity under the JPM Credit Facility, subject to borrowing base limits.
(3)As of March 31, 2023, we had $251.6 million of unused borrowing capacity under the JPM Revolver Facility, subject to borrowing base limits.
(4)As of March 31, 2023, we had no unused borrowing capacity under the 2026 Notes.

(5)As of March 31, 2023, we had no unused borrowing capacity under the 2024 Notes.
(6)As of March 31, 2023, we had no unused borrowing capacity under the 2023 Notes.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of March 31, 2023, the Company had unfunded commitments on delayed draw term loans of $103.3 million, unfunded commitments on revolver term loans of $113.3 million, and unfunded commitments on term loans of $0.4 million. As of December 31, 2022, the Company had unfunded commitments on delayed draw term loans of $128.8 million, unfunded commitments on revolver term loans of $121.4 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $0.4 million. Please refer to Note 7 - Commitments and Contingencies for further detail of these unfunded commitments. We maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.
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

As of March 31, 2023, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR or SOFR plus 2.56% and fixed rate debt, bearing a weighted average interest rate of 3.88% with a total carrying value (net of deferred financing costs) of $1.2 billion. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 519 Basis Points	$(77,229)
(-) 200 Basis Points	$(29,745)
(-) 100 Basis Points	$(14,873)
(-) 50 Basis Points	$(7,436)
(+) 50 Basis Points	$7,436
(+) 100 Basis Points	$14,873
(+) 200 Basis Points	$29,745
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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of March 31, 2023, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed below and in Part I., “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition, and/or operating results. The risks described below and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
Because we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.
    As of March 31, 2023, we had approximately $1.2 billion of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $3.4 billion in total assets, (ii) a weighted average cost of funds of 6.06%, (iii) $1.7 billion in debt outstanding (i.e., assumes that the $460.0 million principal amount of our unsecured notes sold and the full $1.2 billion available to us under our revolving credit facilities is outstanding), and (iv) $1.7 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(25.94)%	(15.95)%	(5.96)%	4.02%	14.01%
___________________
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our March 31, 2023 total assets of at least 2.99%.
As of March 31, 2023, the Wells Fargo Credit Facility provided for borrowings in an aggregate principal amount of up to $300.0 million on a committed basis, due August 28, 2025; the JPM Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, due August 28, 2024; the JPM Revolver Facility provided for borrowings in an aggregate principal amount of up to $495.0 million on a committed basis, due June 10, 2027; the 2023 Notes provided borrowings in an aggregate principal amount of $60.0 million, due May 30, 2023; the 2024 Notes provided borrowings in an aggregate principal amount of $100.0 million, due December 15, 2024; and the 2026 Notes provided borrowings in an aggregate principal amount of $300.0 million, due March 30, 2026. See Item 7 in the Annual Report filed on Form 10-K for more information about these financing arrangements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On February 7, 2023, pursuant to a drawdown notice previously delivered to investors, the Company issued and sold approximately 4.9 million shares of the Company's common stock, par value $0.001 per share (the "Common Stock") for an aggregate offering price of approximately $36.3 million.

Issuer Purchases of Equity Securities
Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2023 through January 31, 2023	—	—	—	—
February 1, 2023 through February 28, 2023	3,472,698	7.38	3,472,698	—
March 1, 2023 through March 31, 2023	—	—	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
    None.

ITEM 6. EXHIBITS
    The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	May 12, 2023
/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 12, 2023