Form 10-Q
period 2023-06-30
Franklin BSP Lending Corp
filed 2023-08-11
CIK 1490927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of August 9, 2023 was 231,759,899.

FRANKLIN BSP LENDING CORPORATION
FORM 10-Q FOR THE SIX MONTHS ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION
Item 1. CONSOLIDATED FINANCIAL STATEMENTS
FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(dollars in thousands except share and per share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Investments, at fair value:
Control Investments, at fair value (amortized cost of $638,622 and $631,890, respectively)	$666,794	$665,915
Affiliate Investments, at fair value (amortized cost of $105,748 and $108,357, respectively)	58,077	59,107
Non-Affiliate Investments, at fair value (amortized cost of $2,230,532 and $2,186,884, respectively)	2,180,868	2,150,122
Investments, at fair value (amortized cost of $2,974,902 and $2,927,131, respectively)	2,905,739	2,875,144
Cash and cash equivalents	59,862	54,852
Interest and dividends receivable	43,650	38,752
Receivable for unsettled trades	3,276	3,752
Prepaid expenses and other assets	9,054	7,378
Total assets	$3,021,581	$2,979,878

LIABILITIES
Debt (net of deferred financing costs of $7,947 and $9,665, respectively)	$1,246,250	$1,224,187
Stockholder distributions payable	27,798	27,292
Management fees payable	11,324	11,122
Incentive fee on income payable	10,750	9,699
Accounts payable and accrued expenses	27,699	27,616
Interest and debt fees payable	16,054	14,477
Directors' fees payable	171	28
Total liabilities	1,340,046	1,314,421
Commitments and contingencies (Note 7)

NET ASSETS
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value, 450,000,000 shares authorized; 269,429,703 issued and 231,759,899 outstanding at June 30, 2023, and 262,627,186 issued and 228,658,723 outstanding at December 31, 2022	232	229
Additional paid in capital	2,146,819	2,124,264
Total distributable loss	(465,516)	(459,036)
Total net assets	1,681,535	1,665,457

Total liabilities and net assets	$3,021,581	$2,979,878

Net asset value per share	$7.26	$7.28
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Investment income:
From control investments:
Interest income	$6,078	$4,571	$11,851	$9,157
Dividend income	14,084	15,754	27,213	32,034
Fee and other income	76	74	150	144
Total investment income from control investments	20,238	20,399	39,214	41,335
From affiliate investments:
Interest income	1,111	1,396	2,210	3,277
Dividend income	200	137	333	621
Total investment income from affiliate investments	1,311	1,533	2,543	3,898
From non-affiliate investments:
Interest income	65,484	39,423	127,086	77,982
Fee and other income	2,592	2,042	3,657	3,957
Total investment income from non-affiliate investments	68,076	41,465	130,743	81,939
Interest from cash and cash equivalents	592	20	1,007	21
Total investment income	90,217	63,417	173,507	127,193
Operating expenses:
Management fees	11,264	10,494	22,326	20,997
Incentive fee on income	10,508	7,124	20,094	14,380
Interest and debt fees	21,508	13,393	41,628	25,677
Professional fees	2,442	1,126	3,708	1,979
Other general and administrative	1,304	1,602	3,032	3,009
Administrative services	208	198	406	393
Directors' fees	380	232	628	505
Total expenses	47,614	34,169	91,822	66,940

Income tax expense, including excise tax	568	752	1,307	2,731
Net investment income	42,035	28,496	80,378	57,522

Realized and unrealized gain (loss):
Net realized gain (loss)
Control investments	0	6,840	6	6,841
Affiliate investments	816	392	816	504
Non-Affiliate investments	647	(1,253)	(1,355)	3,654
Net realized gain (loss) on foreign currency transactions	(2)	308	(2)	501
Net realized loss on extinguishment of debt	—	—	—	(1,769)
Total net realized gain (loss)	1,461	6,287	(535)	9,731
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except share and per share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net change in unrealized appreciation (depreciation) on investments
Control investments	$(4,009)	$(12,179)	$(5,853)	$(2,656)
Affiliate investments	(298)	(5,564)	1,579	(4,520)
Non-Affiliate investments	(9,578)	(5,100)	(12,902)	(12,900)
Net change in deferred taxes	30	(107)	(39)	122
Total net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	(13,855)	(22,950)	(17,215)	(19,954)
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	—	214	—	(325)
Net realized and unrealized gain (loss)	(12,394)	(16,449)	(17,750)	(10,548)
Net increase (decrease) in net assets resulting from operations	$29,641	$12,047	$62,628	$46,974

Per share information - basic and diluted
Net investment income (loss)	$0.18	$0.14	$0.35	$0.28
Net increase (decrease) in net assets resulting from operations	$0.13	$0.06	$0.27	$0.23
Weighted average shares outstanding	230,942,821	205,577,018	230,551,373	203,038,687

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(dollars in thousands except share and per share data)
(Unaudited)

	For the six months ended June 30,
	2023	2022
Operations:
Net investment income	$80,378	$57,522
Net realized gain (loss) from investments	(533)	10,999
Net realized gain (loss) on foreign currency transactions	(2)	501
Net realized loss on extinguishment of debt	—	(1,769)
Net change in unrealized depreciation on investments	(17,176)	(20,076)
Net change in deferred taxes	(39)	122
Net change in unrealized depreciation from forward currency exchange contracts	—	(325)
Net increase in net assets resulting from operations	62,628	46,974
Stockholder distributions:
Distributions	(69,108)	(61,263)
Net decrease in net assets from stockholder distributions	(69,108)	(61,263)
Capital share transactions:
Issuance of common stock, net of issuance costs	36,324	79,441
Reinvestment of stockholder distributions	13,642	13,630
Repurchases of common stock	(27,408)	(23,571)
Net increase in net assets from capital share transactions	22,558	69,500
Total increase in net assets	16,078	55,211
Net assets at beginning of period	1,665,457	1,509,492
Net assets at end of period	$1,681,535	$1,564,703

Net asset value per common share	$7.26	$7.42
Common shares outstanding at end of period	231,759,899	210,809,173

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the six months ended June 30,
	2023	2022
Operating activities:
Net increase in net assets resulting from operations	$62,628	$46,974
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Payment-in-kind interest income	(5,806)	(5,472)
Net accretion of discount on investments	(3,979)	(4,326)
Amortization of deferred financing costs	1,718	1,456
Amortization of discount on unsecured notes	532	619
Sales and repayments of investments	110,240	216,780
Purchases of investments	(148,759)	(194,050)
Net realized (gain) loss from investments	533	(10,999)
Net realized (gain) loss on foreign currency transactions	2	(501)
Net realized loss on extinguishment of debt	—	1,769
Net change in unrealized depreciation on investments	17,176	20,076
Net change in unrealized depreciation from forward currency exchange contracts	—	325
(Increase) decrease in operating assets:
Interest and dividends receivable	(4,898)	(8,033)
Receivable for unsettled trades	476	24,243
Prepaid expenses and other assets	(1,676)	2,307
Increase (decrease) in operating liabilities:
Management fees payable	202	50
Incentive fee on income payable	1,051	568
Accounts payable and accrued expenses	83	(5,553)
Payable for unsettled trades	—	(34,199)
Interest and debt fees payable	1,577	(1,995)
Directors' fees payable	143	(93)
Net cash provided by operating activities	31,243	49,946

Financing activities:
Proceeds from issuance of shares of common stock, net	36,324	79,441
Repurchases of common stock	(27,408)	(23,571)
Proceeds from debt	165,825	129,000
Payments on debt	(146,012)	(211,500)
Payments of financing costs	—	(3,918)
Stockholder distributions	(54,960)	(46,225)
Net cash used in financing activities	(26,231)	(76,773)

Net increase (decrease) in cash and cash equivalents	5,012	(26,827)
Effect of foreign currency exchange rates	(2)	501
Cash and cash equivalents, beginning of period	54,852	42,774
Cash and cash equivalents, end of period	$59,862	$16,448
Supplemental information:
Interest and non-usage fees paid during the period	$36,035	$25,416
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the six months ended June 30,
	2023	2022
Net taxes, including excise tax, paid during the period	$2,571	$1,808
Distributions reinvested during the period	$13,642	$13,630
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2023
(Unaudited)

Portfolio Company (f) (g) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)

Senior Secured First Lien Debt - 120.8% (b)
1236904 BC, Ltd. (c) (h)	Software/Services	L+ 7.50% (12.65%), 3/4/2027	$10,441	$10,315	$10,600	0.6%
1236904 BC, Ltd. (c) (h) (i)	Software/Services	S+ 5.61% (10.72%), 3/4/2027	18,349	17,957	17,743	1.1%
Absolute Software Corp. (a) (c) (i)	Software/Services	L+ 6.00% (11.19%), 7/1/2027	44,864	44,265	44,864	2.7%
ADCS Clinics Intermediate Holdings, LLC (c)	Healthcare	S+ 6.50% (11.94%), 5/7/2027	2,780	2,780	2,742	0.2%
ADCS Clinics Intermediate Holdings, LLC (c) (h)	Healthcare	L+ 6.50% (11.87%), 5/7/2027	13,564	13,390	13,378	0.8%
Alera Group Intermediate Holdings, Inc. (c)	Financials	S+ 6.50% (11.70%), 10/2/2028	5,861	5,759	5,760	0.3%
Alera Group Intermediate Holdings, Inc. (c)	Financials	S+ 6.50% (11.70%), 10/2/2028	9,356	9,356	9,194	0.5%
Arch Global Precision, LLC (c)	Industrials	S+ 4.75% (10.09%), 4/1/2026	2,344	2,344	2,344	0.1%
Arch Global Precision, LLC (c) (h) (i)	Industrials	L+ 4.75% (10.02%), 4/1/2026	7,441	7,422	7,441	0.5%
Arctic Holdco, LLC (c)	Paper & Packaging	S+ 6.00% (11.34%), 12/23/2026	915	915	901	0.1%
Arctic Holdco, LLC (c) (h) (i)	Paper & Packaging	S+ 6.00% (11.34%), 12/23/2026	60,360	59,619	59,455	3.5%
Armada Parent, Inc. (c)	Industrials	S+ 5.75% (11.11%), 10/29/2027	44,491	43,849	43,775	2.6%
Armada Parent, Inc. (c)	Industrials	S+ 5.75% (11.11%), 10/29/2027	2,242	2,242	2,205	0.1%
Avalara, Inc. (c)	Software/Services	S+ 7.25% (12.49%), 10/19/2028	40,296	39,406	39,405	2.3%
Aventine Holdings, LLC (c)	Media/Entertainment	S+ 6.00% (11.34%) 4.00% PIK, 6/18/2027	10,591	10,591	10,452	0.6%
Aventine Holdings, LLC (c)	Media/Entertainment	10.25% PIK, 6/18/2027	26,069	25,663	25,508	1.5%
Aventine Holdings, LLC (c) (i)	Media/Entertainment	S+ 6.00% (11.34%) 4.00% PIK, 6/18/2027	26,754	26,391	26,404	1.6%
Axiom Global, Inc. (c) (h) (i)	Business Services	S+ 4.75% (9.94%), 10/1/2026	20,211	20,106	20,211	1.2%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+ 6.25% (11.46%), 12/30/2026	3,425	3,425	3,308	0.2%
BCPE Oceandrive Buyer, Inc. (c)	Healthcare	L+ 6.25% (11.52%) 3.00% PIK, 12/29/2028	1,735	1,735	1,676	0.1%
BCPE Oceandrive Buyer, Inc. (c) (i)	Healthcare	L+ 6.25% (11.52%) 3.00% PIK, 12/29/2028	3,415	3,415	3,299	0.2%
BCPE Oceandrive Buyer, Inc. (c) (i)	Healthcare	L+ 6.25% (11.52%) 3.00% PIK, 12/29/2028	20,492	20,132	19,793	1.2%
Black Mountain Sand, LLC (c)	Energy	L+ 9.00% (14.48%), 6/30/2024	1,641	1,638	1,641	0.1%
Capstone Logistics (c)	Transportation	S+ 4.75% (9.95%), 11/12/2027	1,110	1,110	1,110	0.1%
Capstone Logistics (c) (h)	Transportation	S+ 4.75% (9.95%), 11/12/2027	18,917	18,804	18,917	1.1%
CHA Holdings, Inc. (c) (i)	Business Services	S+ 4.50% (10.00%), 4/10/2025	512	498	512	0.0%
Cold Spring Brewing, Co. (c) (h) (i)	Food & Beverage	S+ 4.75% (9.30%), 12/19/2025	6,553	6,525	6,554	0.4%
Communication Technology Intermediate, LLC (c)	Business Services	S+ 5.50% (10.70%), 5/5/2027	205	205	205	0.0%
Communication Technology Intermediate, LLC (c) (h)	Business Services	S+ 5.50% (10.70%), 5/5/2027	17,800	17,572	17,800	1.1%
Communication Technology Intermediate, LLC (c) (i)	Business Services	S+ 5.50% (10.70%), 5/5/2027	6,192	6,192	6,192	0.4%
Corfin Industries, LLC (c)	Industrials	S+ 6.00% (11.38%), 12/27/2027	1,590	1,590	1,590	0.1%
Corfin Industries, LLC (c)	Industrials	S+ 6.00% (11.38%), 12/27/2027	9,678	9,335	9,679	0.6%
Corfin Industries, LLC (c) (h) (i)	Industrials	L+ 5.75% (10.99%), 2/5/2026	16,268	16,117	16,268	1.0%
Cornerstone Chemical, Co.	Chemicals	10.25% PIK, 9/1/2027	14,850	14,600	12,808	0.8%
CRS-SPV, Inc. (c) (o)	Industrials	S+ 6.00% (11.20%), 3/8/2024	62	62	62	0.0%
Drilling Info Holdings, Inc. (c) (i)	Business Services	S+ 4.25% (9.45%), 7/30/2025	6,916	6,806	6,916	0.4%
Dynagrid Holdings, LLC (c) (h)	Utilities	L+ 6.00% (11.54%), 12/18/2025	3,862	3,809	3,862	0.2%
Dynagrid Holdings, LLC (c) (i)	Utilities	L+ 6.00% (11.54%), 12/18/2025	14,066	13,909	14,066	0.8%
Eliassen Group, LLC (c)	Business Services	S+ 5.50% (10.69%), 4/14/2028	437	437	433	0.0%
Eliassen Group, LLC (c) (i)	Business Services	S+ 5.50% (10.84%), 4/14/2028	11,527	11,434	11,426	0.7%
Faraday Buyer, LLC (c)	Utilities	S+ 7.00% (11.87%), 10/11/2028	26,067	25,378	25,379	1.5%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2023
(Unaudited)

Portfolio Company (f) (g) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Faraday Buyer, LLC (c)	Utilities	S+ 7.00% (12.04%), 10/11/2028	$1,949	$1,949	$1,898	0.1%
FGT Purchaser, LLC (c)	Consumer	S+ 5.50% (10.84%), 9/13/2027	836	836	836	0.0%
FGT Purchaser, LLC (c) (h)	Consumer	S+ 5.50% (10.84%), 9/13/2027	21,123	20,827	21,123	1.3%
First Eagle Holdings, Inc. (c)	Financials	S+ 6.50% (11.33%), 3/1/2027	15,000	14,638	14,640	0.9%
Foresight Energy Operating, LLC (c) (p)	Energy	S+ 8.00% (13.34%), 6/30/2027	1,071	1,071	1,071	0.1%
Galway Borrower, LLC (c) (h)	Financials	S+ 5.25% (10.59%), 9/29/2028	29,622	29,258	29,104	1.7%
Geosyntec Consultants, Inc. (c)	Business Services	S+ 5.25% (10.35%), 5/18/2029	27,099	26,701	26,701	1.6%
Geosyntec Consultants, Inc. (c)	Business Services	S+ 5.25% (10.35%), 5/18/2029	6,345	6,345	6,252	0.4%
Geosyntec Consultants, Inc. (c)	Business Services	S+ 5.25% (10.35%), 5/18/2027	325	325	321	0.0%
Green Energy Partners/Stonewall, LLC (c)	Utilities	L+ 6.00% (11.54%), 11/12/2026	10,193	10,055	10,194	0.6%
Higginbotham Insurance Agency, Inc. (c)	Financials	S+ 5.25% (10.50%), 11/25/2026	6,819	6,819	6,819	0.4%
Higginbotham Insurance Agency, Inc. (c) (h)	Financials	S+ 5.25% (10.45%), 11/25/2026	14,552	14,455	14,552	0.9%
Hospice Care Buyer, Inc. (c)	Healthcare	S+ 6.50% (11.86%), 12/9/2026	4,507	4,507	4,456	0.3%
Hospice Care Buyer, Inc. (c)	Healthcare	S+ 6.50% (11.70%), 12/9/2026	2,775	2,775	2,745	0.2%
Hospice Care Buyer, Inc. (c)	Healthcare	S+ 6.50% (11.84%), 12/9/2026	2,096	2,047	2,072	0.1%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	S+ 6.50% (11.65%), 12/9/2026	24,189	23,746	23,916	1.4%
Hospice Care Buyer, Inc. (c) (h)	Healthcare	S+ 6.50% (11.65%), 12/9/2026	17,916	17,650	17,714	1.1%
ICR Operations, LLC (c)	Business Services	S+ 5.25% (10.64%), 11/22/2028	41,840	41,195	41,074	2.4%
ICR Operations, LLC (c)	Business Services	S+ 5.25% (10.50%), 11/22/2027	1,931	1,931	1,895	0.1%
Ideal Tridon Holdings, Inc. (c)	Industrials	S+ 6.75% (11.92%), 4/5/2028	819	819	796	0.0%
Ideal Tridon Holdings, Inc. (c) (h) (i)	Industrials	S+ 6.75% (11.67%), 4/5/2028	30,651	29,776	29,775	1.8%
IG Investments Holdings, LLC (c) (h)	Business Services	S+ 6.00% (11.15%), 9/22/2028	17,540	17,278	17,380	1.0%
IG Investments Holdings, LLC (c) (h)	Business Services	S+ 6.00% (11.15%), 9/22/2028	316	314	313	0.0%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+ 6.25% (11.51%), 5/23/2028	605	605	595	0.0%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+ 6.25% (11.51%), 5/23/2028	21,120	20,775	20,756	1.2%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+ 6.25% (11.39%), 5/23/2028	9,033	9,033	8,877	0.5%
Indigo Buyer, Inc. (c)	Paper & Packaging	S+ 6.25% (11.63%), 5/23/2028	7,982	7,982	7,844	0.5%
Integrated Efficiency Solutions, Inc. (c) (o)	Industrials	7.50%, 12/31/2025	1,414	1,414	1,414	0.1%
Integrated Global Services, Inc. (c) (i)	Industrials	L+ 6.00% (11.32%), 2/4/2026	11,211	11,114	11,211	0.7%
Internap Corp. (c) (h) (o)	Business Services	L+ 6.50% (11.36%), 5/8/2025	3,983	3,983	1,967	0.1%
International Cruise & Excursions, Inc. (c) (i)	Business Services	S+ 5.35% (10.45%), 6/6/2025	4,825	4,810	4,603	0.3%
IQN Holding Corp. (c)	Software/Services	S+ 5.25% (10.36%), 5/2/2028	169	169	168	0.0%
IQN Holding Corp. (c) (i)	Software/Services	S+ 5.25% (10.38%), 5/2/2029	11,159	11,068	11,068	0.7%
K2 Intelligence Holdings, Inc. (c) (h) (i)	Business Services	L+ 5.75% (11.29%), 9/23/2024	6,610	6,577	5,982	0.4%
KidKraft, Inc. (c)	Consumer	S+ 6.00% (11.24%), 6/30/2024	1,060	1,060	956	0.1%
Kissner Milling Co., Ltd.	Industrials	4.88%, 5/1/2028	2,983	2,983	2,668	0.2%
Knowledge Pro Buyer, Inc. (c)	Business Services	S+ 5.75% (10.94%), 12/10/2027	2,311	2,311	2,270	0.1%
Knowledge Pro Buyer, Inc. (c)	Business Services	S+ 5.75% (10.94%), 12/10/2027	607	607	597	0.0%
Knowledge Pro Buyer, Inc. (c) (i)	Business Services	S+ 5.75% (10.94%), 12/10/2027	24,428	24,066	24,001	1.4%
Labrie Environmental Group, LLC (a) (c)	Industrials	S+ 5.50% (10.70%), 9/1/2026	22,237	22,002	21,348	1.3%
Lakeland Tours, LLC (c) (h) (i)	Education	13.25% PIK, 9/25/2027	5,709	4,460	4,282	0.3%
Lakeview Health Holdings, Inc. (c) (o)	Healthcare	P+ 6.00% (14.25%) PIK, 10/15/2024	641	641	641	0.0%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2023
(Unaudited)

Portfolio Company (f) (g) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Lakeview Health Holdings, Inc. (c) (o)	Healthcare	P+ 6.00% (14.25%) PIK, 10/15/2024	$227	$227	$227	0.0%
Lakeview Health Holdings, Inc. (c) (o)	Healthcare	P+ 6.00% (14.25%) PIK, 10/15/2024	130	130	130	0.0%
Lakeview Health Holdings, Inc. (c) (o) (t)	Healthcare	P+ 4.50% (12.75%) PIK, 10/15/2024	1,837	664	580	0.0%
Manna Pro Products, LLC (c)	Consumer	S+ 6.00% (11.20%), 12/10/2026	3,976	3,976	3,817	0.2%
Manna Pro Products, LLC (c)	Consumer	S+ 6.00% (11.20%), 12/10/2026	1,962	1,962	1,883	0.1%
Manna Pro Products, LLC (c) (i)	Consumer	S+ 6.00% (11.20%), 12/10/2026	24,043	23,697	23,081	1.4%
Manna Pro Products, LLC (c) (i)	Consumer	S+ 6.00% (11.19%), 12/10/2026	1,895	1,870	1,820	0.1%
Manna Pro Products, LLC (c) (i)	Consumer	S+ 6.00% (10.84%), 12/10/2026	6,816	6,721	6,543	0.4%
McDonald Worley, P.C. (c)	Business Services	26.00% PIK, 12/31/2024	15,198	15,198	8,141	0.5%
MCS Acquisition Corp. (c) (p)	Business Services	L+ 6.00% (11.34%), 10/2/2025	768	768	768	0.0%
Medical Depot Holdings, Inc. (c)	Healthcare	S+ 10.00% (15.24%) 9.00% PIK, 6/1/2025	3,721	3,672	3,699	0.2%
Medical Depot Holdings, Inc. (c) (h) (i)	Healthcare	S+ 9.50% (14.08%) 4.00% PIK, 6/1/2025	20,863	20,630	19,273	1.1%
Medical Management Resource Group, LLC (c)	Healthcare	S+ 5.75% (11.16%), 9/30/2027	6,565	6,565	6,476	0.4%
Medical Management Resource Group, LLC (c)	Healthcare	S+ 5.75% (10.95%), 9/30/2026	530	530	523	0.0%
Medical Management Resource Group, LLC (c) (h)	Healthcare	S+ 5.75% (10.95%), 9/30/2027	15,896	15,671	15,681	0.9%
MGTF Radio Company, LLC (c) (o)	Media/Entertainment	S+ 6.00% (10.81%), 4/1/2024	46,521	46,500	39,380	2.3%
Midwest Can Company, LLC (c) (h) (i)	Paper & Packaging	S+ 8.00% (13.16%) 2.00% PIK, 3/2/2026	32,231	31,923	32,231	1.9%
Miller Environmental Group, Inc. (c)	Business Services	L+ 6.50% (12.25%), 3/15/2024	397	397	391	0.0%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+ 6.50% (11.69%), 3/15/2024	11,171	11,140	11,171	0.7%
Miller Environmental Group, Inc. (c) (h) (i)	Business Services	L+ 6.50% (11.69%), 3/15/2024	10,218	10,184	10,218	0.6%
Mirra-Primeaccess Holdings, LLC (c)	Healthcare	S+ 6.50% (11.72%), 7/29/2026	48,580	47,982	48,580	2.9%
Mirra-Primeaccess Holdings, LLC (c)	Healthcare	S+ 6.50% (11.72%), 7/29/2026	3,914	3,914	3,914	0.2%
Monumental RSN, LLC (c)	Media/Entertainment	S+ 6.00% (11.09%), 9/20/2027	6,938	6,879	7,007	0.4%
Muth Mirror Systems, LLC (c)	Technology	L+ 6.75% (11.89%), 4/23/2025	1,299	1,299	1,193	0.1%
Muth Mirror Systems, LLC (c) (h) (i)	Technology	L+ 6.75% (11.86%), 4/23/2025	14,662	14,573	13,467	0.8%
New Star Metals, Inc. (c) (h) (i)	Industrials	L+ 5.00% (10.54%), 1/9/2026	32,272	31,983	31,249	1.9%
NTM Acquisition Corp. (h) (i)	Media/Entertainment	S+ 7.25% (12.30%) 1.00% PIK, 6/7/2024	19,977	19,977	18,978	1.1%
Odessa Technologies, Inc. (c) (h)	Software/Services	S+ 5.75% (10.94%), 10/19/2027	14,270	14,066	14,018	0.8%
ORG GC Holdings, LLC (c) (o)	Business Services	L+ 6.50% (11.66%) PIK, 11/29/2026	9,615	9,615	9,615	0.6%
Pie Buyer, Inc. (c)	Food & Beverage	S+ 5.50% (11.09%), 4/5/2027	6,037	6,037	6,037	0.4%
Pie Buyer, Inc. (c)	Food & Beverage	S+ 5.50% (11.08%), 4/6/2026	552	552	552	0.0%
Pie Buyer, Inc. (c)	Food & Beverage	S+ 5.50% (10.87%), 4/5/2027	1,460	1,460	1,460	0.1%
Pie Buyer, Inc. (c) (i)	Food & Beverage	S+ 5.50% (10.57%), 4/5/2027	2,067	2,036	2,067	0.1%
Pie Buyer, Inc. (c) (i)	Food & Beverage	S+ 5.50% (11.09%), 4/5/2027	27,892	27,367	27,892	1.7%
PlayPower, Inc. (c) (h) (i)	Industrials	S+ 5.50% (10.57%), 5/8/2026	23,563	23,418	20,405	1.2%
Pluralsight, LLC (c)	Software/Services	S+ 8.00% (13.05%), 4/6/2027	801	801	764	0.0%
Pluralsight, LLC (c) (h)	Software/Services	S+ 8.00% (13.05%), 4/6/2027	18,826	18,590	17,966	1.1%
Pluralsight, LLC (c) (h)	Software/Services	S+ 8.00% (13.04%), 4/6/2027	6,728	6,640	6,421	0.4%
Point Broadband Acquisition, LLC (c)	Telecom	S+ 6.00% (11.19%), 10/2/2028	7,059	7,059	7,059	0.4%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2023
(Unaudited)

Portfolio Company (f) (g) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Point Broadband Acquisition, LLC (c) (h)	Telecom	S+ 6.00% (11.02%), 10/2/2028	$19,050	$18,692	$19,050	1.1%
Premier Global Services, Inc. (c) (t)	Telecom	P+ 5.50% (13.75%), 6/8/2023	5,024	4,908	—	—%
Premier Global Services, Inc. (c) (t)	Telecom	P+ 5.50% (13.75%), 4/7/2023	969	969	145	0.0%
PSKW, LLC (c) (h) (i)	Healthcare	S+ 6.25% (11.45%), 3/9/2026	29,025	28,700	29,025	1.7%
Questex, Inc. (c) (h) (i)	Media/Entertainment	L+ 5.00% (10.51%), 9/9/2024	15,260	15,199	14,946	0.9%
Reddy Ice Corp. (c)	Food & Beverage	L+ 6.50% (11.72%), 7/1/2025	1,773	1,766	1,738	0.1%
Reddy Ice Corp. (c)	Food & Beverage	L+ 6.00% (11.22%), 7/1/2025	1,454	1,454	1,425	0.1%
Reddy Ice Corp. (c)	Food & Beverage	L+ 6.00% (11.22%), 7/1/2025	4,790	4,790	4,696	0.3%
Reddy Ice Corp. (c)	Food & Beverage	P+ 5.00% (13.25%), 7/1/2024	493	493	484	0.0%
Reddy Ice Corp. (c) (h) (i)	Food & Beverage	L+ 6.50% (11.72%), 7/1/2025	18,852	18,664	18,485	1.1%
Relativity Oda, LLC (c) (i)	Software/Services	S+ 6.50% (11.70%), 5/12/2027	5,426	5,352	5,250	0.3%
REP TEC Intermediate Holdings, Inc. (c)	Software/Services	S+ 6.50% (11.89%), 6/19/2025	655	655	655	0.0%
REP TEC Intermediate Holdings, Inc. (c) (h) (i)	Software/Services	S+ 6.50% (11.55%), 6/19/2025	28,348	28,074	28,348	1.7%
Roadsafe Holdings, Inc. (c)	Industrials	S+ 5.75% (11.14%), 10/19/2027	10,093	10,093	9,928	0.6%
Roadsafe Holdings, Inc. (c) (i)	Industrials	S+ 5.75% (10.94%), 10/19/2027	7,714	7,611	7,588	0.5%
RSC Acquisition, Inc. (c)	Financials	S+ 5.50% (10.89%), 10/30/2026	706	706	706	0.0%
RSC Acquisition, Inc. (c)	Financials	S+ 5.50% (10.91%), 10/30/2026	3,854	3,854	3,854	0.2%
RSC Acquisition, Inc. (c) (i)	Financials	S+ 5.50% (10.89%), 10/30/2026	15,113	15,100	15,113	0.9%
Saturn SHC Buyer Holdings, Inc. (c) (h)	Healthcare	S+ 6.00% (11.21%), 11/18/2027	32,824	32,344	32,824	2.0%
Sherlock Buyer Corp. (c) (i)	Business Services	S+ 5.75% (11.09%), 12/8/2028	10,985	10,814	10,793	0.6%
Simplifi Holdings, Inc. (c)	Media/Entertainment	S+ 5.50% (10.75%), 10/1/2026	946	946	930	0.1%
Simplifi Holdings, Inc. (c) (h)	Media/Entertainment	S+ 5.50% (10.64%), 10/1/2027	34,928	34,433	34,345	2.0%
Skillsoft Corp. (h)	Technology	S+ 5.25% (10.51%), 7/14/2028	1,367	1,352	1,188	0.1%
St. Croix Hospice Acquisition Corp. (c)	Healthcare	L+ 6.00% (10.70%), 10/30/2026	2,794	2,794	2,794	0.2%
St. Croix Hospice Acquisition Corp. (c) (i)	Healthcare	L+ 6.00% (11.27%), 10/30/2026	25,291	25,010	25,291	1.5%
Striper Buyer, LLC (c) (h)	Paper & Packaging	L+ 5.50% (10.65%), 12/30/2026	12,205	12,132	12,205	0.7%
Subsea Global Solutions, LLC (c)	Business Services	S+ 6.75% (12.14%), 12/31/2023	963	963	963	0.1%
Subsea Global Solutions, LLC (c)	Business Services	S+ 6.75% (11.89%), 4/19/2024	2,720	2,709	2,720	0.2%
Subsea Global Solutions, LLC (c) (i)	Business Services	S+ 6.75% (12.14%), 4/19/2024	4,625	4,610	4,625	0.3%
Subsea Global Solutions, LLC (c) (i)	Business Services	S+ 6.75% (12.14%), 4/19/2024	7,019	7,001	7,019	0.4%
SunMed Group Holdings, LLC (c) (h)	Healthcare	S+ 5.75% (11.09%), 6/16/2028	8,918	8,808	8,785	0.5%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+ 6.00% (11.16%) PIK, 3/31/2023	7,704	3,833	196	0.0%
Tax Defense Network, LLC (c) (p) (t)	Consumer	10.00% PIK, 3/31/2023	4,481	2,986	4,481	0.3%
Tax Defense Network, LLC (c) (p) (t)	Consumer	L+ 6.00% (11.16%) PIK, 3/31/2023	42,207	21,646	1,076	0.1%
The NPD Group, LP (c)	Business Services	S+ 6.25% (11.39%) 2.75% PIK, 12/1/2028	34,527	33,950	33,936	2.0%
The NPD Group, LP (c)	Business Services	S+ 5.75% (10.92%), 12/1/2027	154	154	151	0.0%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+ 4.00% (9.15%), 5/18/2028	4,305	4,293	4,305	0.3%
Trinity Air Consultants Holdings Corp. (c)	Business Services	L+ 5.25% (10.69%), 6/29/2027	4,110	4,110	4,048	0.2%
Trinity Air Consultants Holdings Corp. (c) (h)	Business Services	L+ 5.25% (10.62%), 6/29/2027	20,424	20,152	20,118	1.2%
Triple Lift, Inc. (c)	Software/Services	S+ 5.25% (10.30%), 5/5/2028	1,265	1,265	1,214	0.1%
Triple Lift, Inc. (c) (i)	Software/Services	S+ 5.50% (10.87%), 5/5/2028	28,119	27,719	26,994	1.6%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2023
(Unaudited)

Portfolio Company (f) (g) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
University of St. Augustine Acquisition Corp. (c) (h) (i)	Education	S+ 4.25% (9.50%), 2/2/2026	$23,157	$22,943	$23,157	1.4%
Urban One, Inc. (a)	Media/Entertainment	7.38%, 2/1/2028	1,561	1,561	1,361	0.1%
US Oral Surgery Management Holdco, LLC (c)	Healthcare	S+ 6.00% (11.34%), 11/18/2027	4,821	4,821	4,773	0.3%
US Oral Surgery Management Holdco, LLC (c)	Healthcare	S+ 6.50% (11.94%), 11/18/2027	2,447	2,447	2,423	0.1%
US Oral Surgery Management Holdco, LLC (c) (h)	Healthcare	L+ 6.00% (11.38%), 11/18/2027	12,173	11,995	12,051	0.7%
US Salt Investors, LLC (c)	Chemicals	S+ 5.50% (10.89%), 7/19/2028	19,831	19,545	19,460	1.2%
Vantage Mobility International, LLC (c) (p) (t)	Transportation	P+ 5.00% (13.25%) PIK, 3/21/2024	2,074	251	—	—%
Vantage Mobility International, LLC (c) (p) (t)	Transportation	P+ 5.00% (13.25%) PIK, 3/21/2024	266	244	—	—%
Vensure Employer Services, Inc. (c) (i)	Business Services	S+ 4.75% (9.99%), 4/1/2027	11,822	11,767	11,822	0.7%
Victors CCC Buyer, LLC (c)	Business Services	S+ 5.75% (11.02%), 6/1/2029	16,862	16,577	16,577	1.0%
Victors CCC Buyer, LLC (c)	Business Services	S+ 5.75% (11.02%), 6/1/2029	477	477	467	0.0%
West Coast Dental Services, Inc. (c)	Healthcare	S+ 5.50% (10.73%), 7/1/2028	810	810	798	0.0%
West Coast Dental Services, Inc. (c)	Healthcare	S+ 5.50% (10.69%), 7/1/2028	19,665	19,377	19,378	1.2%
West Coast Dental Services, Inc. (c)	Healthcare	S+ 5.50% (10.64%), 7/1/2028	679	679	669	0.0%
Westwood Professional Services, Inc. (c)	Business Services	L+ 6.00% (10.38%), 5/26/2026	2,705	2,705	2,705	0.2%
Westwood Professional Services, Inc. (c) (i)	Business Services	L+ 6.00% (10.38%), 5/26/2026	8,517	8,418	8,517	0.5%
WHCG Purchaser III, Inc. (c)	Healthcare	L+ 5.75% (10.91%), 6/22/2028	7,042	7,042	5,165	0.3%
WHCG Purchaser III, Inc. (c)	Healthcare	L+ 5.75% (10.91%), 6/22/2026	4,213	4,213	3,400	0.2%
WHCG Purchaser III, Inc. (c) (h)	Healthcare	L+ 5.75% (10.91%), 6/22/2028	28,977	28,565	21,257	1.3%
WIN Holdings III Corp. (c) (h)	Consumer	S+ 5.25% (10.69%), 7/16/2028	29,785	29,356	29,785	1.8%
WMK, LLC (c)	Business Services	S+ 5.75% (11.14%), 9/5/2025	336	335	336	0.0%
WMK, LLC (c)	Business Services	S+ 5.75% (10.95%), 9/5/2024	2,618	2,618	2,618	0.2%
WMK, LLC (c)	Business Services	S+ 5.75% (11.14%), 9/5/2025	10,735	10,735	10,735	0.6%
WMK, LLC (c)	Business Services	S+ 5.75% (11.18%), 9/5/2025	7,705	7,459	7,705	0.5%
WMK, LLC (c) (h) (i)	Business Services	S+ 5.75% (10.89%), 9/5/2025	17,302	17,194	17,302	1.0%
WMK, LLC (c) (i)	Business Services	S+ 5.75% (11.14%), 9/5/2025	2,437	2,433	2,437	0.2%
WMK, LLC (c) (i)	Business Services	S+ 5.75% (11.03%), 9/5/2025	3,561	3,500	3,561	0.2%
Zendesk, Inc. (c)	Software/Services	S+ 7.00% (12.25%) 3.50% PIK, 11/22/2028	43,176	42,406	42,398	2.5%
Subtotal Senior Secured First Lien Debt				$2,096,325	$2,030,744	120.8%

Senior Secured Second Lien Debt - 11.8% (b)
Accentcare, Inc. (c) (h)	Healthcare	L+ 8.75% (14.23%), 6/21/2027	$30,152	$29,742	$25,026	1.5%
Anchor Glass Container Corp. (c) (t)	Paper & Packaging	L+ 7.75% (12.99%), 12/7/2024	6,667	5,735	2,003	0.1%
Aruba Investments Holdings, LLC (c) (i)	Chemicals	L+ 7.75% (12.94%), 11/24/2028	3,759	3,721	3,577	0.2%
Astro AB Merger Sub, Inc. (a) (c) (h) (t)	Financials	L+ 8.00% (13.27%), 4/30/2025	8,162	8,066	3,510	0.2%
Carlisle FoodService Products, Inc. (c)	Consumer	S+ 7.75% (12.95%), 3/20/2026	10,719	10,646	10,166	0.6%
CommerceHub, Inc. (c)	Technology	S+ 7.00% (12.22%), 12/29/2028	12,360	12,317	10,506	0.6%
Corelogic, Inc.	Business Services	L+ 6.50% (11.75%), 6/4/2029	10,808	10,728	8,672	0.5%
HAH Group Holding Company, LLC (c) (h)	Healthcare	S+ 8.50% (13.71%), 10/30/2028	12,445	12,237	12,445	0.7%
Integrated Efficiency Solutions, Inc. (c) (o)	Industrials	10.00% PIK, 12/31/2026	1,668	1,208	659	0.0%
Mercury Merger Sub, Inc. (c)	Business Services	L+ 6.50% (11.69%), 8/2/2029	13,965	13,876	13,519	0.8%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2023
(Unaudited)

Portfolio Company (f) (g) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares		Amortized Cost	Fair Value	% of Net Assets (b)
ORG GC Holdings, LLC (c) (o)	Business Services	18.00% PIK, 11/29/2027		$4,492	$4,492	$4,227	0.3%
PetVet Care Centers, LLC (h)	Healthcare	L+ 6.25% (11.44%), 2/13/2026		3,539	3,533	3,219	0.2%
Project Boost Purchaser, LLC (c)	Business Services	S+ 8.00% (13.22%), 5/31/2027		1,848	1,848	1,848	0.1%
Proofpoint, Inc. (c) (h)	Software/Services	S+ 6.25% (11.47%), 8/31/2029		7,842	7,812	7,502	0.5%
QuickBase, Inc. (c)	Technology	L+ 8.00% (13.15%), 4/2/2027		7,484	7,414	7,484	0.4%
RealPage, Inc. (i)	Software/Services	L+ 6.50% (11.65%), 4/23/2029		13,647	13,498	13,181	0.8%
Recess Holdings, Inc. (c) (h)	Industrials	L+ 7.75% (13.02%), 9/29/2025		16,134	16,055	16,134	1.0%
SSH Group Holdings, Inc. (c)	Education	L+ 8.25% (13.41%), 7/30/2026		10,122	10,083	10,122	0.6%
Therapy Brands Holdings, LLC (c) (h)	Healthcare	L+ 6.75% (11.90%), 5/18/2029		4,654	4,630	4,654	0.3%
Travelpro Products, Inc. (a) (c)	Consumer	13.00%, 2.00% PIK, 11/20/2024		3,013	3,013	3,013	0.2%
Travelpro Products, Inc. (a) (c) (m)	Consumer	13.00%, 2.00% PIK, 11/20/2024	CAD	3,480	2,698	2,628	0.2%
USIC Holdings, Inc. (c) (h)	Business Services	L+ 6.50% (11.69%), 5/14/2029		5,798	5,755	5,589	0.3%
Vantage Mobility International, LLC (c) (p) (t)	Transportation	P+ 5.00% (13.25%) PIK, 3/21/2024		1,286	17	—	—%
Vantage Mobility International, LLC (c) (p) (t)	Transportation	P+ 5.00% (13.25%) PIK, 3/21/2024		4,174	2,914	—	—%
Victory Buyer, LLC (c)	Industrials	S+ 7.00% (12.51%), 11/19/2029		31,686	31,427	29,405	1.7%
Subtotal Senior Secured Second Lien Debt					$223,465	$199,089	11.8%

Subordinated Debt - 8.2% (b)
Post Road Equipment Finance, LLC (c) (o)	Financials	L+ 7.75% (13.01%), 12/31/2028		$24,000	$24,000	$24,000	1.4%
Post Road Equipment Finance, LLC (c) (o)	Financials	L+ 7.75% (13.01%), 12/31/2028		38,100	37,993	38,099	2.3%
Post Road Equipment Finance, LLC (c) (o)	Financials	L+ 7.75% (13.01%), 12/31/2028		1,000	1,000	1,000	0.1%
Siena Capital Finance, LLC (c) (o)	Financials	12.50%, 11/26/2026		74,500	74,500	74,500	4.4%
Subtotal Subordinated Debt					$137,493	$137,599	8.2%

Collateralized Securities - 1.6% (b)
Collateralized Securities - Debt Investments
NewStar Arlington Senior Loan Program, LLC 14-1A FR (a) (c) (p)	Diversified Investment Vehicles	L+ 11.00% (16.26%), 4/25/2031		$4,750	$4,611	$4,180	0.2%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (a) (c) (p)	Diversified Investment Vehicles	L+ 7.50% (12.75%), 1/20/2027		10,728	10,422	9,228	0.6%
Whitehorse, Ltd. 2014-1A E (a) (c) (p)	Diversified Investment Vehicles	L+ 4.55% (9.85%) PIK, 5/1/2026		6,454	6,427	5,553	0.3%
Collateralized Securities - Equity Investments (n)
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (a) (c) (k) (p)	Diversified Investment Vehicles	15.30%, 4/25/2031		$31,603	$10,336	$8,199	0.5%
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 1/20/2027		31,575	6,285	—	—%
OFSI Fund, Ltd. 2014-6A Side Letter (a) (c)	Diversified Investment Vehicles	0.00%, 3/20/2025		1,970	47	—	—%
Whitehorse, Ltd. 2014-1A Side Letter (a) (c) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026		1,886	134	—	—%
Whitehorse, Ltd. 2014-1A SUB (a) (c) (k) (p)	Diversified Investment Vehicles	0.00%, 5/1/2026		36,000	6,965	—	—%
Subtotal Collateralized Securities					$45,227	$27,160	1.6%

Equity/Other - 30.4% (b) (d)
Baker Hill Acquisition, LLC (c) (e)	Financials			22,653	$—	$—	—%
Black Mountain Sand, LLC (c) (e) (u)	Energy			55,463	—	2,120	0.1%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2023
(Unaudited)

Portfolio Company (f) (g) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Cirque Du Soleil Holding USA Newco, Inc. (a) (e) (p)	Media/Entertainment		539,708	$1,224	$5,639	0.3%
Cirque Du Soleil Holding USA Newco, Inc. (a) (e) (p)	Media/Entertainment		874,000	437	2,366	0.1%
Clover Technologies Group, LLC (c) (e)	Industrials		180,274	1,153	52	0.0%
Clover Technologies Group, LLC (c) (e)	Industrials		2,753	275	1,122	0.1%
CRS-SPV, Inc. (c) (e) (o)	Industrials		246	2,219	1,559	0.1%
Danish CRJ, Ltd. (a) (c) (e) (o) (r)	Transportation		5,002	—	—	—%
Del Real, LLC (c) (e) (u)	Food & Beverage		670,510	382	221	0.0%
Dyno Acquiror, Inc. (c) (e)	Consumer		134,102	58	21	0.0%
FBLC Senior Loan Fund, LLC (a) (c) (j) (o)	Diversified Investment Vehicles		304,934	304,934	304,934	18.2%
First Eagle Greenway Fund II, LLC (a) (e) (p)	Diversified Investment Vehicles		5,329	3,977	413	0.0%
Foresight Energy Operating, LLC (c) (e) (p) (u)	Energy		158,093	2,087	3,519	0.2%
HemaSource, Inc. (c) (e) (v)	Healthcare		223,503	168	818	0.0%
Integrated Efficiency Solutions, Inc. (c) (e) (o) (u)	Industrials		55,991	—	—	—%
Integrated Efficiency Solutions, Inc. (c) (e) (o) (u)	Industrials		57,427	—	—	—%
Internap Corp. (c) (e) (o)	Business Services		1,293,189	543	—	—%
Jakks Pacific, Inc. (c)	Consumer		5,303	242	788	0.0%
Kahala Ireland OpCo Designated Activity Company (a) (c) (e) (o) (x)	Transportation		3,250,000	—	3,250	0.2%
Kahala Ireland OpCo Designated Activity Company (a) (c) (o) (x)	Transportation		1	—	1,548	0.1%
Kahala US OpCo, LLC (a) (c) (e) (o) (w)	Transportation		4,413,472	—	—	—%
KidKraft, Inc. (c) (e) (u)	Consumer		2,682,257	—	751	0.1%
Lakeview Health Holdings, Inc. (c) (e) (o)	Healthcare		5,272	—	—	—%
McDonald Worley, P.C. (c) (e)	Business Services		20,167	20	4,542	0.3%
MCS Acquisition Corp. (c) (e) (p)	Business Services		31,521	4,103	747	0.0%
MCS Acquisition Corp. (c) (e) (p)	Business Services		693,977	694	694	0.0%
MGTF Holdco, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Motor Vehicle Software Corp. (c) (e) (v)	Business Services		223,503	318	308	0.0%
ORG GC Holdings, LLC (c) (e) (o) (u)	Business Services		93,380	212	—	—%
ORG GC Holdings, LLC (c) (e) (o) (u)	Business Services		1,771	—	—	—%
PennantPark Credit Opportunities Fund II, LP (a) (e) (p)	Diversified Investment Vehicles		8,739	751	1,121	0.1%
Point Broadband Acquisition, LLC (c) (e) (u)	Telecom		2,550,487	2,550	3,407	0.2%
Post Road Equipment Finance, LLC (c) (o) (u)	Financials		79,479	81,786	81,692	5.0%
RMP Group, Inc. (c) (e) (u)	Financials		223	164	360	0.0%
Siena Capital Finance, LLC (c) (o)	Financials		41,789,400	42,499	77,310	4.6%
Skillsoft Corp. (e) (s)	Technology		248,712	2,636	308	0.0%
Smile Brands, Inc. (c) (e)	Healthcare		712	—	305	0.0%
Squan Holding Corp. (c) (e)	Telecom		180,835	—	—	—%
Tax Defense Network, LLC (c) (e) (p)	Consumer		147,099	425	—	—%
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2023
(Unaudited)

Portfolio Company (f) (g) (q)	Industry	Investment Coupon Rate / Maturity (l)	Principal / Number of Shares	Amortized Cost	Fair Value	% of Net Assets (b)
Tax Defense Network, LLC (c) (e) (p)	Consumer		633,382	$—	$—	—%
Tennenbaum Waterman Fund, LP (a) (p)	Diversified Investment Vehicles		10,000	10,000	8,826	0.5%
Travelpro Products, Inc. (a) (c) (e)	Consumer		447,007	506	791	0.1%
United Biologics, LLC (c) (e) (u)	Healthcare		39,769	132	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		3,155	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		4,206	31	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		99,236	—	—	—%
United Biologics, LLC (c) (e) (u)	Healthcare		223	35	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		10,000	10	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		490	490	—	—%
USASF Holdco, LLC (c) (e) (u)	Financials		139	139	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		512,923	—	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		4,848,027	3,140	—	—%
Vantage Mobility International, LLC (c) (e) (p)	Transportation		1,940,977	—	—	—%
World Business Lenders, LLC (c) (e)	Financials		922,669	3,750	1,615	0.1%
WPNT, LLC (c) (e) (o) (u)	Media/Entertainment		402,000	—	—	—%
Wythe Will Tzetzo, LLC (c) (e) (u)	Food & Beverage		22,312	302	—	—%
YummyEarth, Inc. (c) (e)	Food & Beverage		223	—	—	—%
Subtotal Equity/Other				$472,392	$511,147	30.4%

TOTAL INVESTMENTS - 172.8% (b)				$2,974,902	$2,905,739	172.8%
_____________
(a)All of the Company's investments, except the investments noted by this footnote, are qualifying assets under Section 55(a) of the Investment Company Act of 1940, as amended (the "1940 Act"). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets. Qualifying assets represent 85.6% of the Company's total assets. The significant majority of all investments held are deemed to be illiquid.
(b)Percentages are based on net assets as of June 30, 2023.
(c)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(d)All amounts are in thousands except share amounts.
(e)Non-income producing at June 30, 2023.
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

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2023
(Unaudited)

(l)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate ("SOFR" or "S"), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, the Company has provided the spread over the relevant reference rate and the current interest rate in effect at June 30, 2023. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
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
(t)The investment is on non-accrual status as of June 30, 2023.
(u)Investments are held in the taxable wholly-owned, consolidated subsidiary, 54th Street Equity Holdings, Inc.
(v)The investment is held through BSP TCAP Acquisition Holdings LP, which is an affiliated acquisition entity. Due to certain restrictions, such as limits on the number of partners allowable within the equity structures of the newly acquired investments, these investments are still held within the acquisition entity as of June 30, 2023.
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

FRANKLIN BSP LENDING CORPORATION

CONSOLIDATED SCHEDULES OF INVESTMENTS
(dollars in thousands)
June 30, 2023
(Unaudited)

The following table shows the portfolio composition by industry grouping based on fair value at June 30, 2023:

	At June 30, 2023
	Investments at Fair Value	Percentage of Total Portfolio
Business Services	$446,656	15.4%
Healthcare	414,228	14.3%
Financials	401,828	13.8%
Diversified Investment Vehicles (1)	342,454	11.8%
Software/Services	288,559	9.9%
Industrials	268,677	9.2%
Media/Entertainment	187,316	6.4%
Paper & Packaging	144,867	5.0%
Consumer	113,755	3.9%
Food & Beverage	71,611	2.5%
Utilities	55,399	1.9%
Education	37,561	1.3%
Chemicals	35,845	1.2%
Technology	34,146	1.2%
Telecom	29,661	1.0%
Transportation	24,825	0.9%
Energy	8,351	0.3%
Total	$2,905,739	100.0%
_____________
(1) Includes FBLC's investment in FBLC Senior Loan Fund, LLC, which represents 10.5% of the fair value of investments as of June 30, 2023.
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
For the period ended June 30, 2023
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
On January 25, 2011, the Company commenced its initial public offering (the “IPO”) on a “reasonable best efforts basis” of up to 150.0 million shares of common stock, $0.001 par value per share, and subsequently amended the offering to issue up to an additional 101.1 million shares of its common stock (the “Offering”). The Company closed the Offering to new investments on April 30, 2015. As of June 30, 2023, the Company had issued 269.4 million shares of common stock for gross proceeds of $2.6 billion including the shares purchased by affiliates and shares issued under the Company's distribution reinvestment plan (“DRIP”). As of June 30, 2023, the Company had repurchased a cumulative 37.7 million shares of common stock through its share repurchase program for payments of $310.2 million.
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
For the period ended June 30, 2023
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
Interim financial statements are prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, the consolidated financial statements may not include all of the information and notes required by U.S. GAAP for annual consolidated financial statements. U.S. GAAP requires management to makes estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets, and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023.
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
For the period ended June 30, 2023
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
For the period ended June 30, 2023
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
Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for organization and offering costs, including transfer agent fees, in excess of 1.5% of the aggregate gross proceeds from the Company’s on-going offering. Should the Company resume continually offering its shares, any offering costs incurred will be capitalized and amortized as an expense on a straight-line basis over a 12-month period. For the periods ended June 30, 2023 and 2022 the Company did not incur any offering costs subject to the Adviser limitation.
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
For the period ended June 30, 2023
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
The Company has a number of investments in Collateralized Securities. Interest income from investments in the “equity” class of these Collateralized Securities (in the Company's case, preferred shares or subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows, in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets ("ASC 325-40"). The Company monitors the expected cash inflows from its equity investments in Collateralized Securities, including the expected principal repayments. The effective yield is determined and updated quarterly. When the Company determines that a CLO's cash flows will not be recovered, the amortized cost basis of the CLO is written down as of the date of the determination based on events and information evaluated and that write-down is recognized as a realized loss.
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
For the period ended June 30, 2023
(Unaudited)

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
For investments for which Level 1 inputs, such as quoted prices, were not available at June 30, 2023 and December 31, 2022, the investments were valued at fair value as determined in good faith using the valuation policy approved by the Board of Directors using Level 2 and Level 3 inputs. The Company evaluates the source of inputs, including any markets in which the Company's investments are trading, in determining fair value. Due to the inherent uncertainty in the valuation process, the estimate of fair value of the Company’s investment portfolio at June 30, 2023 and December 31, 2022 may differ materially from values that would have been used had a ready market for the securities existed.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

The following table presents fair value measurements of investments, by major class, as of June 30, 2023, according to the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Measured at Net Asset Value (1)	Total
Senior Secured First Lien Debt	$—	$37,003	$1,993,741	$—	$2,030,744
Senior Secured Second Lien Debt	—	25,072	174,017	—	199,089
Subordinated Debt	—	—	137,599	—	137,599
Collateralized Securities	—	—	27,160	—	27,160
Equity/Other	308	8,005	187,540	10,360	206,213
FBLC Senior Loan Fund, LLC	—	—	304,934	—	304,934
Total	$308	$70,080	$2,824,991	$10,360	$2,905,739
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2023:

	Senior Secured First Lien Debt	Senior Secured Second Lien Debt	Subordinated Debt	Collateralized Securities	Equity/Other (1)	Total
Balance as of December 31, 2022	$1,976,960	$179,329	$134,958	$30,288	$494,750	$2,816,285
Purchases and other adjustments to cost	139,364	747	17,655	236	357	158,359
Sales and repayments	(89,093)	(496)	(14,406)	(3,105)	(863)	(107,963)
Net realized gain (loss)	561	—	(499)	9	863	934
Transfers in	—	10,904	—	—	—	10,904
Transfers out	(19,992)	(12,716)	—	—	—	(32,708)
Net change in unrealized depreciation on investments	(14,059)	(3,751)	(109)	(268)	(2,633)	(20,820)
Balance as of June 30, 2023	$1,993,741	$174,017	$137,599	$27,160	$492,474	$2,824,991
Net change in unrealized depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:	$(14,081)	$(3,751)	$(15)	$(268)	$(2,037)	$(20,152)
_______________
(1) Includes FBLC's investment in FBLC Senior Loan Fund, LLC.
For the six months ended June 30, 2023, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the six months ended June 30, 2023, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
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
For the period ended June 30, 2023
(Unaudited)

For the year ended December 31, 2022, transfers from Level 2 to Level 3 were due to current assessments of investment liquidity and a decrease in the number of observable market inputs. For the year ended December 31, 2022, transfers from Level 3 to Level 2 were due to an increase in the number of observable market inputs.
The composition of the Company’s investments as of June 30, 2023, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$2,096,325	$2,030,744	69.9%
Senior Secured Second Lien Debt	223,465	199,089	6.9
Subordinated Debt	137,493	137,599	4.7
Collateralized Securities	45,227	27,160	0.9
Equity/Other	167,458	206,213	7.1
FBLC Senior Loan Fund, LLC	304,934	304,934	10.5
Total	$2,974,902	$2,905,739	100.0%
The composition of the Company’s investments as of December 31, 2022, at amortized cost and fair value, were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$2,048,997	$1,995,273	69.4%
Senior Secured Second Lien Debt	223,193	203,299	7.1
Subordinated Debt	134,742	134,958	4.7
Collateralized Securities	48,088	30,288	1.1
Equity/Other	167,177	206,392	7.1
FBLC Senior Loan Fund, LLC	304,934	304,934	10.6
Total	$2,927,131	$2,875,144	100.0%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

Significant Unobservable Inputs
The following table summarizes the significant unobservable inputs used to value the majority of the Level 3 investments as of June 30, 2023. The table is not intended to be all-inclusive, but instead identifies the significant unobservable inputs relevant to the determination of fair values.

				Range
Asset Category	Fair Value	Primary Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average (a)
Senior Secured First Lien Debt	$1,932,978	Yield Analysis	Market Yield	8.77%	50.70%	11.44%
Senior Secured First Lien Debt (c)	30,571	N/A	N/A	N/A	N/A	N/A
Senior Secured First Lien Debt	19,334	Waterfall Analysis	EBITDA Multiple	5.48x	9.00x	8.99x
Senior Secured First Lien Debt	8,891	Waterfall Analysis	Revenue Multiple	0.15x	0.82x	0.34x
Senior Secured First Lien Debt (b) (d)	1,967	Waterfall Analysis	Asset Recovery	$63.10	$63.10	$63.10
Senior Secured Second Lien Debt	163,618	Yield Analysis	Market Yield	11.66%	20.81%	15.42%
Senior Secured Second Lien Debt	9,740	Waterfall Analysis	EBITDA Multiple	4.60x	8.15x	7.37x
Senior Secured Second Lien Debt (b)	659	Waterfall Analysis	Revenue Multiple	0.40x	0.40x	0.40x
Subordinated Debt (b)	74,499	Waterfall Analysis	Tangible Net Asset Value Multiple	1.53x	1.53x	1.53x
Subordinated Debt	63,100	Waterfall Analysis	EBITDA Multiple	1.85x	1.85x	1.85x
Collateralized Securities (d)	14,779	Waterfall Analysis	Asset Recovery	$17.91	$18.22	$18.03
Collateralized Securities	12,381	Yield Analysis	Discount Rate	14.80%	21.00%	18.91%
Equity/Other	98,467	Waterfall Analysis	EBITDA Multiple	1.85x	26.55x	3.50x
Equity/Other (b)	77,310	Waterfall Analysis	Tangible Net Asset Value Multiple	1.53x	1.53x	1.53x
Equity/Other	5,330	Yield Analysis	Market Yield	13.25%	21.35%	20.15%
Equity/Other	4,797	Waterfall Analysis	Discount Rate	22.00%	22.00%	22.00%
Equity/Other (b)	1,615	Waterfall Analysis	TBV Multiple	1.15x	1.15x	1.15x
Equity/Other (b)	21	Waterfall Analysis	Revenue Multiple	0.30x	0.30x	0.30x
FBLC Senior Loan Fund, LLC (b)	304,934	Discounted Cash Flow	Discount Rate	13.81%	13.81%	13.81%
Total	$2,824,991
______________
(a)Weighted averages are calculated based on fair value of investments.
(b)This asset category contains one investment.
(c)Investment(s) were valued based on recent or pending transactions expected to close after the valuation date.
(d)Range and weighted average shown in millions.
There were no significant changes in valuation approach or technique as of June 30, 2023.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
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
The income and market approaches were used in the determination of fair value of certain Level 3 assets as of June 30, 2023 and December 31, 2022. The significant unobservable inputs used in the income approach are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease, respectively, in the fair value.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
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
As of June 30, 2023, the Company had six portfolio companies on non-accrual with a total amortized cost of $52.2 million and fair value of $12.0 million, which represented 1.8% and 0.4% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2022, the Company had five portfolio companies on non-accrual with a total amortized cost of $44.6 million and fair value of $8.2 million, which represented 1.5%, and 0.3% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - for additional details regarding the Company’s non-accrual policy.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

FBLC Senior Loan Fund, LLC
On January 20, 2021, FBLC and Cliffwater Corporate Lending Fund (“CCLF”) formed a joint venture, FBLC Senior Loan Fund, LLC (the “SLF”), that invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by FBLC for financial reporting purposes. FBLC provides capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. As of June 30, 2023 and December 31, 2022, FBLC and CCLF owned 79.8% and 20.2%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. FBLC and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As part of the initial contribution to SLF, FBLC contributed $751.8 million of assets, including $664.2 million of investments and $42.4 million of cash, as well as $446.9 million worth of liabilities, including the Citi Credit Facility (as defined in Note 5) debt of $344.4 million in exchange for $304.9 million of equity in SLF. As of June 30, 2023 and December 31, 2022, FBLC’s investment in SLF consisted of equity contributions of $304.9 million. FBLC’s investment in SLF is classified as “Equity/Other” on the Consolidated Schedules of Investments, and other disclosures unless otherwise indicated. Subsequent to the initial contribution, FBLC may sell investments to SLF. For the six months ended June 30, 2023 and the year ended December 31, 2022, FBLC had not sold any investments to SLF.
Below is a summary of SLF’s portfolio as of June 30, 2023 and December 31, 2022. A listing of the individual investments in SLF’s portfolio as of such dates can be found below:

	June 30, 2023	December 31, 2022
	(Unaudited)
Total assets	$974,427	$965,671
Total investments (1)	$882,284	$855,705
Weighted Average Current Yield for Total Portfolio (2)	10.8%	10.2%
Number of Portfolio companies in SLF	164	163
Largest portfolio company investment (1)	$19,553	$19,381
Total of five largest portfolio company investments (1)	$87,135	$86,158
_____________________
(1) At fair value.
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.
SLF may invest in portfolio companies in the same industries in which FBLC directly invests.
Below is a listing of SLF’s individual investments as of June 30, 2023:

June 30, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)

Senior Secured First Lien Debt
Accentcare, Inc. (b)	Healthcare	L+ 4.00% (9.48%)	6/22/2026	$9,878	$9,878	$8,039	2.3%
Access CIG, LLC (b)	Business Services	L+ 3.75% (8.94%)	2/27/2025	4,165	4,160	4,117	1.2%
Acrisure, LLC (b)	Financials	L+ 3.50% (8.69%)	2/15/2027	20,009	19,688	19,387	5.5%
Adtalem Global Education, Inc. (f)	Education	5.50%	3/1/2028	1,042	1,042	946	0.3%
Adtalem Global Education, Inc. (f)	Education	L+ 4.00% (9.19%)	8/12/2028	692	692	692	0.2%
Advisor Group, Inc. (f)	Financials	L+ 4.50% (9.69%)	7/31/2026	7,782	7,782	7,783	2.2%
Alchemy US Holdco 1, LLC (b)	Industrials	L+ 5.50% (10.65%)	10/10/2025	15,555	15,465	14,894	4.2%
Allied Universal Holdco, LLC (b)	Business Services	S+ 4.75% (9.88%)	5/12/2028	5,000	4,854	4,877	1.4%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

June 30, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Altice Financing, SA (f)	Telecom	5.00%	1/15/2028	$2,000	$1,943	$1,594	0.5%
Altice France, SA (b) (e)	Telecom	S+ 5.50% (10.49%)	8/15/2028	12,542	11,725	11,120	3.2%
Alvogen Pharma US, Inc. (b)	Healthcare	S+ 7.50% (12.89%)	6/30/2025	11,568	11,514	10,851	3.1%
Amentum Government Services Holdings, LLC (f)	Industrials	S+ 4.00% (9.22%)	1/29/2027	1,960	1,952	1,925	0.5%
Amentum Government Services Holdings, LLC (b)	Industrials	S+ 4.00% (9.15%)	2/15/2029	4,950	4,890	4,826	1.4%
American Airlines Inc/AAdvantage Loyalty IP, Ltd. (b)	Transportation	L+ 4.75% (10.00%)	4/20/2028	8,316	8,252	8,482	2.4%
American Rock Salt Company, LLC (f)	Chemicals	S+ 4.00% (9.22%)	6/9/2028	4,705	4,705	4,399	1.2%
AP Gaming I, LLC (f)	Gaming/Lodging	S+ 4.00% (9.39%)	2/15/2029	7,374	7,264	7,284	2.1%
Apollo Commercial Real Estate Finance, Inc. (f)	Financials	4.63%	6/15/2029	3,000	3,000	2,334	0.7%
AppLovin Corp. (b)	Media/Entertainment	S+ 3.10% (8.20%)	10/25/2028	8,888	8,874	8,857	2.5%
Artera Services, LLC (f)	Utilities	L+ 3.50% (8.66%)	3/6/2025	2,450	2,442	2,136	0.6%
Ascensus Holidngs, Inc. (b)	Business Services	S+ 3.50% (8.72%)	8/2/2028	7,880	7,875	7,737	2.2%
Astoria Energy, LLC (f)	Utilities	S+ 3.50% (8.60%)	12/10/2027	1,921	1,921	1,902	0.5%
Astro AB Merger Sub, Inc. (f)	Financials	L+ 4.25% (9.79%)	4/30/2024	3,766	3,765	3,135	0.9%
Asurion, LLC (b)	Business Services	L+ 3.25% (8.79%)	12/23/2026	4,899	4,841	4,711	1.3%
Athenahealth Group, Inc. (b)	Healthcare	S+ 3.50% (8.59%)	2/15/2029	12,886	12,827	12,386	3.5%
Athletico Management, LLC (f)	Healthcare	S+ 4.25% (9.64%)	2/15/2029	4,950	4,930	4,002	1.1%
Avaya Holdings Corp.	Technology	S+ 8.50% (13.60%) 7.00% PIK	8/1/2028	2,483	2,434	2,123	0.6%
Bally's Corp. (b)	Gaming/Lodging	L+ 3.25% (8.40%)	10/2/2028	2,689	2,669	2,625	0.7%
Bella Holding Company, LLC (f)	Healthcare	S+ 3.75% (8.95%)	5/10/2028	2,936	2,915	2,863	0.8%
Blackstone CQP Holdco, LP (b)	Industrials	L+ 3.50% (8.66%)	6/5/2028	8,199	8,170	8,178	2.3%
BMC Software Finance, Inc. (b)	Technology	S+ 3.75% (8.97%)	10/2/2025	12,527	12,536	12,414	3.5%
Bomgar Corp. (f)	Technology	L+ 4.00% (9.19%)	4/18/2025	3,828	3,835	3,772	1.1%
Cablevision Lightpath, LLC (f)	Telecom	3.88%	9/15/2027	2,000	1,942	1,675	0.5%
Cirque Du Soleil Holding USA Newco, Inc. (f)	Media/Entertainment	S+ 4.25% (9.49%)	3/8/2030	3,491	3,457	3,459	1.0%
CLP Health Services, Inc. (b)	Healthcare	S+ 4.25% (9.49%)	12/31/2026	12,719	12,684	11,566	3.3%
CNT Holdings I Corp. (f)	Consumer	S+ 3.50% (8.46%)	11/8/2027	3,421	3,421	3,406	1.0%
CommerceHub, Inc. (f)	Technology	S+ 4.00% (9.22%)	12/29/2027	9,493	9,493	8,231	2.3%
Community Care Health Network, LLC (b)	Healthcare	S+ 4.75% (9.97%)	2/17/2025	9,610	9,597	8,649	2.5%
Compass Power Generation, LLC (b)	Utilities	S+ 4.25% (9.47%)	4/14/2029	4,347	4,223	4,329	1.2%
Connect Finco SARL (f)	Telecom	L+ 3.50% (8.70%)	12/11/2026	7,423	7,440	7,411	2.1%
Connectwise, LLC (f)	Software/Services	L+ 3.50% (8.69%)	9/29/2028	6,895	6,884	6,701	1.9%
Conservice Midco, LLC (b)	Business Services	S+ 4.25% (9.40%)	5/13/2027	7,583	7,590	7,522	2.1%
Conterra Ultra Broadband, LLC (b)	Telecom	S+ 4.75% (9.96%)	4/30/2026	6,608	6,608	6,608	1.9%
Corelogic, Inc. (b)	Business Services	L+ 3.50% (8.75%)	6/2/2028	7,860	7,849	7,086	2.0%
Directv Financing, LLC (b)	Media/Entertainment	S+ 5.00% (10.22%)	8/2/2027	4,213	4,177	4,114	1.2%
Dish Dbs Corp. (f)	Cable	5.25%	12/1/2026	700	700	562	0.2%
Dish Dbs Corp. (f)	Cable	5.75%	12/1/2028	1,000	1,000	744	0.2%
Division Holding Corp. (b)	Business Services	L+ 4.75% (9.90%)	5/27/2028	8,608	8,609	8,407	2.4%
Dynasty Acquisition Co., Inc. (e)	Industrials	S+ 3.50% (8.70%)	4/6/2026	2,781	2,709	2,754	0.8%
Dynasty Acquisition Co., Inc. (e)	Industrials	S+ 3.50% (8.70%)	4/6/2026	5,172	5,039	5,122	1.5%
Edgewater Generation, LLC (b)	Utilities	S+ 3.75% (8.97%)	12/13/2025	2,374	2,365	2,195	0.6%
Entain Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	S+ 3.50% (8.44%)	10/31/2029	505	500	503	0.1%
Flex Acquisition Company, Inc. (f)	Paper & Packaging	S+ 4.18% (9.38%)	4/13/2029	2,475	2,421	2,433	0.7%
Florida Food Products, LLC (f)	Food & Beverage	L+ 5.00% (10.19%)	10/18/2028	7,900	7,806	7,406	2.1%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

June 30, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Foley Products Co, LLC (b)	Industrials	S+ 4.75% (10.14%)	12/29/2028	$3,068	$3,042	$3,030	0.9%
Frontier Communications Corp. (f)	Telecom	5.00%	5/1/2028	1,240	1,289	1,070	0.3%
Frontier Communications Corp. (b)	Telecom	L+ 3.75% (9.00%)	5/1/2028	19,132	19,119	18,483	5.2%
Galaxy US OpCo, Inc. (b) (f)	Software/Services	S+ 4.75% (9.85%)	4/29/2029	5,854	5,307	5,488	1.6%
Geon Performance Solutions, LLC (b)	Chemicals	L+ 4.50% (10.04%)	8/18/2028	4,634	4,608	4,563	1.3%
Gordian Medical, Inc. (b)	Healthcare	S+ 6.25% (11.75%)	1/31/2027	10,894	10,845	9,641	2.7%
Greeneden U.S. Holdings I, LLC (b)	Software/Services	S+ 4.00% (9.22%)	12/1/2027	4,865	4,785	4,848	1.4%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	S+ 2.50% (7.44%)	3/29/2027	4,900	4,896	4,878	1.4%
HAH Group Holding Company, LLC (b)	Healthcare	S+ 5.00% (10.21%)	10/29/2027	726	726	726	0.2%
HAH Group Holding Company, LLC (b)	Healthcare	S+ 5.00% (10.21%)	10/29/2027	5,739	5,676	5,739	1.6%
Hamilton Projects Acquiror, LLC (f)	Utilities	S+ 4.50% (9.72%)	6/17/2027	4,895	4,878	4,840	1.4%
Heartland Dental, LLC (e)	Healthcare	S+ 3.75% (8.95%)	4/30/2025	4,071	3,973	4,003	1.1%
Hertz Corp. (b) (f)	Transportation	S+ 3.25% (8.47%)	6/30/2028	4,122	4,111	4,112	1.2%
Hertz Corp. (b) (f)	Transportation	S+ 3.25% (8.47%)	6/30/2028	793	791	791	0.2%
HireRight, Inc. (b)	Business Services	L+ 3.75% (8.94%)	7/11/2025	5,146	5,132	5,134	1.5%
Hudson River Trading, LLC (b)	Financials	S+ 3.00% (8.22%)	3/20/2028	5,365	5,311	5,209	1.5%
ICP Industrial, Inc. (f)	Chemicals	S+ 3.75% (9.25%)	12/29/2027	6,110	6,103	4,610	1.3%
IDERA, Inc. (f)	Technology	S+ 3.75% (9.01%)	3/2/2028	6,877	6,884	6,685	1.9%
IMA Financial Group, Inc. (b)	Financials	S+ 4.25% (9.44%)	11/1/2028	1,860	1,814	1,844	0.5%
Ineos US Finance, LLC (f)	Chemicals	S+ 2.50% (7.70%)	11/8/2028	3,950	3,946	3,890	1.1%
Intelsat Jackson Holdings, SA (b)	Telecom	S+ 4.25% (9.44%)	2/1/2029	8,111	8,032	8,070	2.3%
Jack Ohio Finance, LLC (f)	Gaming/Lodging	S+ 4.75% (9.97%)	10/4/2028	3,938	3,923	3,817	1.1%
Jane Street Group, LLC (f)	Financials	4.50%	11/15/2029	7,000	6,628	6,027	1.7%
Jump Financial, LLC (b)	Financials	S+ 4.50% (10.00%)	8/7/2028	7,381	7,275	7,030	2.0%
Kingpin Intermediate Holdings, LLC (f)	Consumer	S+ 3.50% (8.60%)	2/8/2028	2,115	2,079	2,099	0.6%
Kissner Milling Co., Ltd. (f)	Industrials	4.88%	5/1/2028	2,000	1,934	1,789	0.5%
Kuehg Corp. (f)	Education	S+ 5.00% (10.24%)	6/12/2030	5,000	4,750	4,944	1.4%
LABL, Inc. (b)	Paper & Packaging	S+ 5.00% (10.20%)	10/29/2028	3,940	3,893	3,896	1.1%
LifePoint Health, Inc. (b)	Healthcare	L+ 3.75% (9.02%)	11/16/2025	5,195	5,207	4,801	1.4%
LifePoint Health, Inc. (f)	Healthcare	4.38%	2/15/2027	2,000	2,000	1,550	0.4%
Lightstone Holdco, LLC (f)	Utilities	S+ 5.75% (10.85%)	1/29/2027	397	358	358	0.1%
Lightstone Holdco, LLC (f)	Utilities	S+ 5.75% (10.86%)	1/29/2027	7,018	6,324	6,325	1.8%
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	L+ 4.75% (9.96%)	3/20/2028	10,062	10,021	9,750	2.8%
Luxembourg Investment Co., 428 SARL (b)	Chemicals	S+ 5.00% (10.39%)	1/3/2029	3,686	3,658	2,682	0.8%
Madison IAQ, LLC (f)	Industrials	4.13%	6/30/2028	2,000	1,986	1,755	0.5%
Medallion Midland Acquisition, LP (f)	Energy	S+ 3.75% (9.25%)	10/18/2028	5,544	5,519	5,492	1.6%
MH Sub I, LLC (b)	Business Services	S+ 4.25% (9.35%)	5/3/2028	5,000	4,877	4,790	1.4%
Michael Baker International, LLC (b)	Industrials	L+ 5.00% (10.15%)	12/1/2028	3,284	3,258	3,263	0.9%
MPH Acquisition Holdings, LLC (f)	Healthcare	5.50%	9/1/2028	2,000	1,992	1,706	0.5%
MPH Acquisition Holdings, LLC (b)	Healthcare	L+ 4.25% (9.73%)	9/1/2028	4,913	4,837	4,371	1.2%
MYOB US Borrower, LLC (f)	Business Services	S+ 4.00% (9.10%)	5/6/2026	5,383	5,375	5,197	1.5%
Naked Juice, LLC (f)	Food & Beverage	S+ 3.25% (8.45%)	1/24/2029	1,416	1,413	1,314	0.4%
National Mentor Holdings, Inc. (f)	Healthcare	S+ 3.75% (9.09%)	3/2/2028	179	179	135	0.0%
National Mentor Holdings, Inc. (b) (f)	Healthcare	S+ 3.75% (8.95%)	3/2/2028	5,417	5,394	4,073	1.2%
Nexus Buyer, LLC (f)	Business Services	S+ 3.75% (8.95%)	11/9/2026	9,394	9,185	9,049	2.6%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

June 30, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Nouryon Finance B.V. (e)	Chemicals	S+ 4.00% (9.32% )	4/3/2028	$2,303	$2,283	$2,278	0.6%
Novae, LLC (f)	Industrials	S+ 5.00% (10.34%)	12/22/2028	4,938	4,908	4,345	1.2%
Pathway Vet Alliance, LLC (b)	Healthcare	L+ 3.75% (8.94%)	3/31/2027	2,955	2,961	2,600	0.7%
Paysafe Finance, PLC (f)	Software/Services	4.00%	6/15/2029	400	400	315	0.1%
Peraton Corp. (b)	Industrials	S+ 3.75% (8.95%)	2/1/2028	2,901	2,875	2,844	0.8%
PG&E Corp. (f)	Utilities	S+ 3.00% (8.22%)	6/23/2025	10,535	10,557	10,510	3.0%
Polaris Newco, LLC (f)	Business Services	L+ 4.00% (9.54%)	6/2/2028	1,970	1,924	1,809	0.5%
Power Stop, LLC (f)	Transportation	L+ 4.75% (9.94%)	1/26/2029	3,535	3,504	2,640	0.7%
Project Accelerate Parent, LLC (e)	Technology	S+ 4.25% (9.47%)	1/2/2025	15,858	15,540	15,581	4.4%
Proofpoint, Inc. (b)	Software/Services	S+ 3.25% (8.47%)	8/31/2028	6,405	6,363	6,261	1.8%
Protective Industrial Products, Inc. (b)	Industrials	S+ 4.00% (9.22%)	12/29/2027	8,989	8,953	8,517	2.4%
Pug, LLC (f)	Technology	S+ 3.50% (8.72%)	2/12/2027	4,886	4,801	4,330	1.2%
Quikrete Holdings, Inc. (f)	Industrials	S+ 3.00% (8.22%)	3/19/2029	7,900	7,863	7,902	2.2%
Roper Industrial Products Investment Co., LLC (f)	Industrials	S+ 4.50% (9.74%)	11/22/2029	5,586	5,398	5,558	1.6%
RXB Holdings, Inc. (f)	Healthcare	S+ 4.50% (9.69%)	12/20/2027	10,051	10,074	9,700	2.8%
S&S Holdings, LLC (f)	Consumer	S+ 5.00% (10.09%)	3/11/2028	6,843	6,686	5,943	1.7%
Safe Fleet Holdings, LLC (b)	Industrials	S+ 3.75% (8.93%)	2/23/2029	7,406	7,369	7,391	2.1%
Safety Products/JHC Acquisition Corp. (b)	Industrials	S+ 4.50% (9.70%)	6/28/2026	924	885	878	0.2%
Safety Products/JHC Acquisition Corp. (b) (f)	Industrials	S+ 4.50% (9.70%)	6/28/2026	17,093	16,530	16,239	4.6%
Schenectady International Group, Inc. (b)	Chemicals	S+ 4.75% (9.72%)	10/15/2025	19,721	19,653	15,497	4.4%
SCIH Salt Holdings, Inc. (f)	Industrials	L+ 4.00% (9.19%)	3/16/2027	3,667	3,644	3,608	1.0%
Sierra Acquisition, Inc. (b)	Food & Beverage	L+ 4.00% (8.83%)	11/11/2024	4,976	4,883	3,645	1.0%
Sophia, LP (f)	Software/Services	L+ 3.50% (9.04%)	10/7/2027	2,958	2,961	2,923	0.8%
Sotera Health Holdings, LLC (f)	Healthcare	S+ 3.75% (8.82%)	12/11/2026	4,240	4,121	4,235	1.2%
SSH Group Holdings, Inc. (e)	Education	L+ 4.00% (9.54%)	7/30/2025	10,355	10,099	10,262	2.9%
Staples, Inc. (b)	Business Services	L+ 5.00% (10.30%)	4/16/2026	4,873	4,837	4,155	1.2%
Team Health Holdings, Inc. (e) (f)	Healthcare	S+ 5.25% (10.35%)	3/2/2027	5,402	4,258	3,695	1.0%
Tecta America Corp. (f)	Industrials	S+ 4.00% (9.22%)	4/10/2028	8,908	8,890	8,847	2.5%
The Dun & Bradstreet Corp. (f)	Business Services	S+ 3.25% (8.43%)	2/6/2026	4,659	4,670	4,660	1.3%
Traverse Midstream Partners, LLC (b)	Energy	S+ 3.75% (8.94%)	2/16/2028	13,054	13,038	12,923	3.7%
Triton Water Holdings, Inc. (f)	Food & Beverage	L+ 3.50% (8.66%)	3/31/2028	7,350	7,338	7,094	2.0%
Truck Hero, Inc. (f)	Transportation	S+ 3.75% (8.97%)	1/31/2028	1,466	1,464	1,378	0.4%
UKG, Inc. (f)	Technology	S+ 4.50% (9.88%)	5/4/2026	3,594	3,504	3,582	1.0%
Ultimate Software Group, Inc. (f)	Technology	S+ 3.75% (8.90%)	5/4/2026	1,197	1,175	1,179	0.3%
United Airlines, Inc. (f)	Transportation	4.63%	4/15/2029	500	444	456	0.1%
United Airlines, Inc. (f)	Transportation	L+ 3.75% (9.29%)	4/21/2028	2,974	2,966	2,969	0.8%
University Support Services, LLC (f)	Education	S+ 3.25% (8.45%)	2/10/2029	4,925	4,910	4,879	1.4%
Urban One, Inc. (f)	Media/Entertainment	7.38%	2/1/2028	5,000	5,128	4,358	1.2%
Venga Finance SARL (b)	Telecom	S+ 4.75% (10.28%)	6/28/2029	3,970	3,860	3,803	1.1%
Veritext Corp. (f)	Business Services	S+ 3.50% (8.72%)	8/1/2025	3,440	3,413	3,388	1.0%
Vyaire Medical, Inc. (f)	Healthcare	L+ 4.75% (9.94%)	4/16/2025	7,315	6,630	5,157	1.5%
WaterBridge Midstream Operating, LLC (b)	Energy	L+ 5.75% (11.01%)	6/22/2026	8,608	7,921	8,541	2.4%
Watlow Electric Manufacturing, Co. (b)	Industrials	S+ 3.75% (9.06%)	3/2/2028	9,330	9,297	9,209	2.6%
Western Dental Services, Inc. (f)	Healthcare	L+ 4.50% (9.69%)	8/18/2028	8,939	8,933	7,665	2.2%
Western Dental Services, Inc. (f)	Healthcare	L+ 4.50% (9.69%)	8/18/2028	913	913	782	0.2%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

June 30, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Wilsonart, LLC (b)	Consumer	L+ 3.50% (8.71%)	12/31/2026	$7,337	$7,334	$7,219	2.0%
Windsor Holdings III, LLC (f)	Chemicals	S+ 4.50% (9.74%)	6/21/2030	3,319	3,252	3,257	0.9%
WMG Acquisition Corp.	Media/Entertainment	3.00%	2/15/2031	500	399	404	0.1%
WWEX UNI TopCo Holdings, LLC (b)	Transportation	S+ 4.00% (9.50%)	7/26/2028	2,460	2,385	2,331	0.7%
YI, LLC (e)	Healthcare	S+ 4.00% (9.20%)	11/7/2024	5,841	5,587	5,695	1.6%
Zayo Group Holdings, Inc. (f)	Telecom	S+ 3.00% (8.22%)	3/9/2027	4,000	3,419	3,131	1.0%
Subtotal Senior Secured First Lien Debt					$819,887	$781,709	221.8%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC (b)	Chemicals	S+ 7.25% (12.47%)	6/11/2029	$1,943	$1,924	$1,739	0.5%
Asurion, LLC (b) (f)	Business Services	S+ 5.25% (10.45%)	1/31/2028	9,632	9,384	8,169	2.3%
Edelman Financial Center, LLC (b) (e)	Financials	L+ 6.75% (11.94%)	7/20/2026	7,972	7,559	7,677	2.2%
IDERA, Inc. (b) (e)	Technology	S+ 6.75% (12.01%)	3/2/2029	1,545	1,410	1,435	0.4%
Tecta America Corp. (b)	Industrials	S+ 8.50% (13.72%)	4/9/2029	4,998	4,973	4,998	1.4%
Subtotal Senior Secured Second Lien Debt					$25,250	$24,018	6.8%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Diversified Investment Vehicles	L+ 6.90% (12.17%)	4/22/2034	$1,410	$1,294	$1,053	0.3%
Battalion CLO, Ltd. 21-17A F	Diversified Investment Vehicles	L+ 7.50% (12.75%)	3/9/2034	1,224	1,139	893	0.3%
Carlyle GMS CLO, 16-3A FRR	Diversified Investment Vehicles	L+ 8.60% (13.85%)	7/20/2034	2,100	1,993	1,642	0.5%
Covenant Credit Partners CLO, Ltd. 17 1A E	Diversified Investment Vehicles	L+ 6.45% (11.71%)	10/15/2029	2,500	2,309	2,059	0.6%
Eaton Vance CDO, Ltd. 15-1A FR	Diversified Investment Vehicles	L+ 7.97% (13.22%)	1/20/2030	2,000	1,771	1,554	0.4%
Elevation CLO, Ltd. 13-1A D2	Diversified Investment Vehicles	L+ 7.65% (12.97%)	8/15/2032	2,000	1,965	1,804	0.5%
Fortress Credit BSL, Ltd. 22-1A E	Diversified Investment Vehicles	S+ 8.15% (13.22%)	10/23/2034	1,000	981	921	0.3%
Great Lakes CLO, Ltd. 21-6A E	Diversified Investment Vehicles	L+ 8.29% (12.82%)	1/15/2034	5,150	4,962	4,380	1.2%
Greywolf CLO, Ltd. 20-3RA ER	Diversified Investment Vehicles	S+ 9.00% (14.07%)	4/15/2033	1,000	883	815	0.2%
Hayfin Kingsland XI, Ltd. 19-2A ER	Diversified Investment Vehicles	L+ 7.72% (12.97%)	10/20/2034	2,500	2,432	2,330	0.7%
Highbridge Loan Management, Ltd. 11A-17 E	Diversified Investment Vehicles	L+ 6.10% (11.42%)	5/6/2030	3,000	2,731	2,335	0.7%
Jamestown CLO, Ltd. 22-18A E	Diversified Investment Vehicles	S+ 7.87% (12.94%)	7/25/2035	3,000	2,741	2,680	0.8%
KKR Financial CLO, Ltd. 15 FR	Diversified Investment Vehicles	L+ 8.50% (13.76%)	1/18/2032	2,000	1,903	1,569	0.4%
LCM, Ltd. Partnership 16A ER2	Diversified Investment Vehicles	L+ 6.38% (11.64%)	10/15/2031	2,500	2,304	2,089	0.6%
Marble Point CLO, Ltd. 20-1A E	Diversified Investment Vehicles	L+ 6.82% (12.07%)	4/20/2033	4,500	4,410	3,905	1.1%
Medalist Partners Corporate Finance CLO, Ltd. 21-1A D	Diversified Investment Vehicles	L+ 7.48% (12.73%)	10/20/2034	3,000	2,864	2,498	0.7%
Northwoods Capital, Ltd. 17-15A ER	Diversified Investment Vehicles	L+ 7.64% (13.15%)	6/20/2034	3,000	2,927	2,568	0.7%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

June 30, 2023
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Ocean Trails CLO 22-12A E	Diversified Investment Vehicles	S+ 8.11% (13.16%)	7/20/2035	$3,460	$3,195	$3,050	0.9%
OCP CLO, Ltd. 14-5A DR	Diversified Investment Vehicles	L+ 5.70% (10.97%)	4/26/2031	2,200	2,093	1,799	0.5%
OZLM, Ltd. 16-15A DR	Diversified Investment Vehicles	L+ 6.75% (12.00%)	4/20/2033	2,000	1,912	1,560	0.4%
Palmer Square CLO, Ltd. 21-4A F	Diversified Investment Vehicles	L+ 7.66% (12.92%)	10/15/2034	1,500	1,432	1,250	0.4%
Regatta II Funding, LP 13-2A DR2	Diversified Investment Vehicles	L+ 6.95% (12.21%)	1/15/2029	2,000	1,936	1,759	0.5%
Saranac CLO, Ltd. 20-8A E	Diversified Investment Vehicles	L+ 8.12% (13.50%)	2/20/2033	1,455	1,442	1,281	0.4%
Sculptor CLO, Ltd. 27A E	Diversified Investment Vehicles	L+ 7.05% (12.30%)	7/20/2034	1,500	1,461	1,286	0.4%
Sound Point CLO, Ltd. 17-1A E	Diversified Investment Vehicles	L+ 5.96% (11.23%)	1/23/2029	4,000	3,658	3,223	0.9%
Sound Point CLO, Ltd. 17-2A E	Diversified Investment Vehicles	L+ 6.10% (11.36%)	7/25/2030	2,400	2,107	1,794	0.5%
Sound Point CLO, Ltd. 18-3A D	Diversified Investment Vehicles	L+ 5.79% (11.06%)	10/26/2031	1,000	910	723	0.2%
Symphony CLO, Ltd. 2012-9A ER2	Diversified Investment Vehicles	L+ 6.95% (12.21%)	7/16/2032	3,000	2,791	2,587	0.7%
Trimaran CAVU 2021-2A, Ltd. 21-2A E	Diversified Investment Vehicles	L+ 7.20% (12.46%)	10/25/2034	3,000	2,947	2,554	0.7%
Trysail CLO, Ltd. 21-1A E	Diversified Investment Vehicles	L+ 7.38% (12.63%)	7/20/2032	1,500	1,450	1,287	0.4%
Venture CDO, Ltd. 16-23A ER2	Diversified Investment Vehicles	L+ 7.55% (12.82%)	7/19/2034	3,000	2,919	2,542	0.7%
Venture CDO, Ltd. 16-25A E	Diversified Investment Vehicles	L+ 7.20% (12.45%)	4/20/2029	2,000	1,953	1,652	0.5%
Venture CDO, Ltd. 20-39A E	Diversified Investment Vehicles	L+ 7.63% (12.89%)	4/15/2033	4,995	4,963	4,384	1.2%
Venture CLO 43, Ltd. 21-43A E	Diversified Investment Vehicles	L+ 7.15% (12.41%)	4/15/2034	3,000	2,920	2,560	0.7%
Wind River CLO, Ltd. 14-2A FR	Diversified Investment Vehicles	L+ 7.87% (13.13%)	1/15/2031	3,000	2,549	1,861	0.5%
Zais CLO 13, Ltd. 19-13A D1	Diversified Investment Vehicles	L+ 4.52% (9.78%)	7/15/2032	3,000	2,751	2,625	0.7%
Subtotal Collateralized Securities					$84,998	$74,872	21.2%

Equity/Other
Avaya Holdings Corp.	Technology			88	$1,244	$1,409	0.4%
Avaya Holdings Corp.	Technology			17	244	276	0.1%
Subtotal Equity/Other					$1,488	$1,685	0.5%

TOTAL INVESTMENTS					$931,623	$882,284	250.3%
______________
(a)The majority of the investments bear interest at a rate that may be determined by reference to London Interbank Offered Rate ("LIBOR" or "L"), Secured Overnight Financing Rate ("SOFR" or "S"), or Prime ("P") and which reset daily, monthly, quarterly, or semiannually. For each, SLF has provided the spread over the relevant reference rate and the current interest rate in effect at June 30, 2023. Certain investments are subject to reference rate floors. For fixed rate loans, a spread above a reference rate is not applicable. For floating rate securities the all-in rate is disclosed within parentheses.
(b)SLF's investment or a portion thereof is pledged as collateral under the BAML Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
(c)Percentages are based on SLF members' capital as of June 30, 2023.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

(d)SLF has various unfunded commitments to portfolio companies.
(e)SLF's investment or a portion thereof is held through a total return swap agreement with J.P. Morgan.
(f)SLF's investment or a portion thereof is pledged as collateral under the CIBC Credit Facility. Individual investments can be divided into parts which are pledged to separate credit facilities.
SLF had $1.6 million of unfunded commitments on delayed draw term loans as of June 30, 2023.
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

December 31, 2022
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Community Care Health Network, LLC (b)	Healthcare	L+ 4.75% (9.13%)	2/17/2025	$9,661	$9,641	$8,211	2.4%
Compass Power Generation, LLC (b)	Utilities	S+ 4.25% (8.69%)	4/14/2029	4,511	4,384	4,466	1.3%
Connect Finco SARL (f)	Telecom	L+ 3.50% (7.58%)	12/11/2026	7,461	7,479	7,365	2.2%
Connectwise, LLC (f)	Software/Services	L+ 3.50% (7.88%)	9/29/2028	6,930	6,923	6,568	2.0%
Conservice Midco, LLC (b)	Business Services	L+ 4.25% (8.63%)	5/13/2027	7,622	7,630	7,514	2.2%
Conterra Ultra Broadband, LLC (b)	Telecom	S+ 4.75% (9.18%)	4/30/2026	6,642	6,642	6,642	2.0%
Corelogic, Inc. (b)	Business Services	L+ 3.50% (7.94%)	6/2/2028	7,900	7,887	6,567	2.0%
Directv Financing, LLC (b)	Media/Entertainment	L+ 5.00% (9.38%)	8/2/2027	4,437	4,400	4,311	1.3%
Dish Dbs Corp.	Cable	5.25%	12/1/2026	700	700	589	0.2%
Dish Dbs Corp.	Cable	5.75%	12/1/2028	1,000	1,000	797	0.2%
Division Holding Corp. (b)	Business Services	L+ 4.75% (9.13%)	5/27/2028	8,651	8,657	8,424	2.5%
Dynasty Acquisition Co., Inc. (e)	Industrials	L+ 3.50% (7.92%)	4/6/2026	5,199	4,990	4,946	1.5%
Dynasty Acquisition Co., Inc. (e)	Industrials	L+ 3.50% (7.92%)	4/6/2026	2,795	2,683	2,659	0.8%
Echo Global Logistics, Inc. (b)	Transportation	L+ 3.50% (7.57%)	11/23/2028	3,305	3,298	3,096	0.9%
Edelman Financial Services, LLC (b)	Financials	L+ 3.50% (7.88%)	4/7/2028	1,980	1,944	1,843	0.5%
Edgewater Generation, LLC (b)	Utilities	L+ 3.75% (8.13%)	12/13/2025	2,374	2,363	2,245	0.7%
Flex Acquisition Company, Inc. (f)	Paper & Packaging	S+ 3.93% (8.60%)	4/13/2029	2,488	2,430	2,364	0.7%
Florida Food Products, LLC (f)	Food & Beverage	L+ 5.00% (9.38%)	10/18/2028	7,940	7,835	7,503	2.2%
Foley Products Co, LLC (b)	Industrials	S+ 4.75% (9.48%)	12/29/2028	3,175	3,146	3,062	0.9%
Frontier Communications Corp.	Telecom	5.00%	5/1/2028	1,240	1,294	1,079	0.3%
Frontier Communications Corp. (b)	Telecom	L+ 3.75% (8.50%)	5/1/2028	19,229	19,215	18,302	5.5%
Geon Performance Solutions, LLC (b)	Chemicals	L+ 4.50% (9.23%)	8/18/2028	4,658	4,627	4,658	1.4%
Gordian Medical, Inc. (b)	Healthcare	L+ 6.25%(10.98%)	1/31/2027	10,949	10,890	10,084	3.0%
Greeneden U.S. Holdings I, LLC (b)	Software/Services	L+ 4.00% (8.38%)	12/1/2027	4,890	4,801	4,685	1.4%
GVC Holdings Gibraltar, Ltd. (f)	Gaming/Lodging	L+ 2.50% (7.23%)	3/29/2027	4,925	4,920	4,887	1.5%
HAH Group Holding Company, LLC (b)	Healthcare	S+ 5.00% (9.43%)	10/29/2027	5,768	5,700	5,667	1.7%
HAH Group Holding Company, LLC (b)	Healthcare	S+ 5.00% (9.43%)	10/29/2027	730	730	717	0.2%
Hamilton Projects Acquiror, LLC (f)	Utilities	L+ 4.50% (9.23%)	6/17/2027	5,092	5,074	5,005	1.5%
Heartland Dental, LLC (e)	Healthcare	L+ 3.75% (8.13%)	4/30/2025	4,111	3,792	3,790	1.1%
Hertz Corp. (b) (f)	Transportation	L+ 3.25% (7.63%)	6/30/2028	4,143	4,130	4,053	1.2%
Hertz Corp. (b) (f)	Transportation	L+ 3.25% (7.63%)	6/30/2028	793	791	776	0.2%
HireRight, Inc. (f)	Business Services	L+ 3.75% (7.82%)	7/11/2025	5,177	5,158	4,972	1.5%
Hudson River Trading, LLC (b)	Financials	S+ 3.00% (7.44%)	3/20/2028	5,392	5,331	5,090	1.5%
ICP Industrial, Inc. (f)	Chemicals	L+ 3.75% (8.48%)	12/29/2027	6,905	6,897	4,964	1.5%
IDERA, Inc. (f)	Technology	L+ 3.75% (7.50%)	3/2/2028	6,912	6,921	6,498	1.9%
Ineos Us Finance, LLC (f)	Chemicals	S+ 2.50% (6.92%)	11/8/2028	3,970	3,966	3,819	1.1%
Intelsat Jackson Holdings, SA (b)	Telecom	S+ 4.25% (7.45%)	2/1/2029	8,543	8,462	8,232	2.5%
Jack Ohio Finance, LLC (f)	Gaming/Lodging	L+ 4.75% (8.82%)	10/4/2028	3,959	3,942	3,838	1.1%
Jane Street Group, LLC	Financials	4.50%	11/15/2029	5,000	4,864	4,340	1.3%
Jump Financial, LLC (b)	Financials	S+ 4.50% (9.34%)	8/7/2028	7,419	7,298	7,029	2.1%
Kissner Milling Co., Ltd.	Industrials	4.88%	5/1/2028	2,000	1,928	1,718	0.5%
LABL, Inc. (b)	Paper & Packaging	L+ 5.00% (9.07%)	10/29/2028	3,960	3,908	3,748	1.1%
Lightstone Holdco, LLC (f)	Utilities	S+ 5.75% (10.07%)	2/1/2027	7,113	6,351	6,494	1.9%
Lightstone Holdco, LLC (f)	Utilities	S+ 5.75% (10.07%)	2/1/2027	402	359	367	0.2%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

December 31, 2022
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Liquid Tech Solutions Holdings, LLC (b) (f)	Industrials	L+ 4.75% (8.92%)	3/20/2028	$10,113	$10,071	$9,557	2.8%
Luxembourg Investment Co., 428 SARL (b)	Chemicals	S+ 5.00% (9.73%)	1/3/2029	3,686	3,654	3,296	1.0%
Madison IAQ, LLC	Industrials	4.13%	6/30/2028	2,000	1,985	1,661	0.5%
Medallion Midland Acquisition, LP (f)	Energy	S+ 3.75% (8.59%)	10/18/2028	5,572	5,544	5,511	1.6%
MH Sub I, LLC (f)	Business Services	L+ 3.75% (8.13%)	9/13/2024	8,553	8,549	8,300	2.5%
Michael Baker International, LLC (b)	Industrials	L+ 5.00% (9.38%)	12/1/2028	3,301	3,272	3,208	1.0%
Monitronics International, Inc. (b)	Business Services	L+ 7.50% (11.92%)	3/29/2024	5,452	5,336	3,593	1.1%
MPH Acquisition Holdings, LLC	Healthcare	5.50%	9/1/2028	2,000	1,991	1,560	0.5%
MPH Acquisition Holdings, LLC (b)	Healthcare	L+ 4.25% (8.99%)	9/1/2028	4,938	4,857	4,197	1.3%
MYOB US Borrower, LLC (f)	Business Services	L+ 4.00% (8.07%)	5/6/2026	5,411	5,400	5,036	1.5%
Naked Juice, LLC (f)	Food & Beverage	S+ 3.25% (7.93%)	1/24/2029	1,423	1,420	1,269	0.4%
National Mentor Holdings, Inc. (f)	Healthcare	L+ 3.75% (8.48%)	3/2/2028	179	178	125	0.0%
National Mentor Holdings, Inc. (b) (f)	Healthcare	L+ 3.75% (8.48%)	3/2/2028	5,445	5,422	3,790	1.1%
Nexus Buyer, LLC (f)	Business Services	L+ 3.75% (8.13%)	11/9/2026	4,443	4,442	4,248	1.3%
Nouryon Finance B.V. (e)	Chemicals	L+ 2.75% (7.17%)	10/1/2025	2,319	2,257	2,283	0.7%
Novae, LLC (f)	Industrials	S+ 5.00% (9.70%)	12/22/2028	4,963	4,928	4,069	1.2%
Pathway Vet Alliance, LLC (b)	Healthcare	L+ 3.75% (8.13%)	3/31/2027	2,970	2,976	2,456	0.7%
Paysafe Finance, PLC	Software/Services	4.00%	6/15/2029	400	400	308	0.1%
Peraton Corp. (b)	Industrials	L+ 3.75% (8.13%)	2/1/2028	2,916	2,886	2,842	0.8%
PG&E Corp. (f)	Utilities	L+ 3.00% (7.44%)	6/23/2025	10,589	10,616	10,493	3.1%
Polaris Newco, LLC (f)	Business Services	L+ 4.00% (7.67%)	6/2/2028	1,980	1,931	1,802	0.5%
Power Stop, LLC (f)	Transportation	L+ 4.75% (9.49%)	1/26/2029	3,553	3,520	2,653	0.8%
Project Accelerate Parent, LLC (e)	Technology	L+ 4.25% (8.63%)	1/2/2025	15,942	14,823	14,906	4.4%
Proofpoint, Inc. (b)	Software/Services	L+ 3.25% (7.99%)	8/31/2028	6,437	6,395	6,176	1.8%
Protective Industrial Products, Inc. (b)	Industrials	L+ 4.00% (8.38%)	12/29/2027	9,035	8,999	8,880	2.6%
Pug, LLC (f)	Technology	L+ 3.50% (7.88%)	2/12/2027	4,911	4,814	4,044	1.2%
Quikrete Holdings, Inc. (f)	Industrials	L+ 3.00% (7.38%)	6/11/2028	7,940	7,901	7,868	2.3%
Regionalcare Hospital Partners Holdings, Inc.	Healthcare	4.38%	2/15/2027	2,000	2,000	1,696	0.5%
Regionalcare Hospital Partners Holdings, Inc. (b)	Healthcare	L+ 3.75% (8.17%)	11/16/2025	5,195	5,210	4,886	1.5%
Renaissance Learning, Inc. (f)	Software/Services	S+ 4.50% (8.72%)	3/30/2029	1,990	1,935	1,908	0.7%
RXB Holdings, Inc. (f)	Healthcare	L+ 4.50% (8.72%)	12/20/2027	10,103	10,134	9,446	2.8%
S&S Holdings, LLC (f)	Consumer	L+ 5.00% (9.29%)	3/11/2028	6,878	6,715	6,578	2.0%
Safe Fleet Holdings, LLC (b)	Industrials	S+ 3.75% (8.17%)	2/23/2029	7,444	7,407	7,179	2.1%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+ 4.50% (8.88%)	6/28/2026	17,182	16,536	16,323	4.9%
Safety Products/JHC Acquisition Corp. (b)	Industrials	L+ 4.50% (8.88%)	6/28/2026	929	888	882	0.3%
Schenectady International Group, Inc. (b)	Chemicals	S+ 4.75% (9.02%)	10/15/2025	19,721	19,631	15,836	4.7%
SCIH Salt Holdings, Inc. (f)	Industrials	L+ 4.00% (8.42%)	3/16/2027	3,690	3,667	3,578	1.1%
SFR Group, SA (b) (e)	Telecom	L+ 4.00% (8.65%)	8/14/2026	12,574	12,380	11,668	3.5%
Sierra Acquisition, Inc. (b)	Food & Beverage	L+ 4.00% (8.42%)	11/11/2024	4,851	4,724	3,711	1.1%
Sophia, LP (f)	Software/Services	L+ 3.50% (8.23%)	10/7/2027	2,973	2,976	2,864	0.9%
SSH Group Holdings, Inc. (e)	Education	L+ 4.25% (8.73%)	7/30/2025	10,409	10,130	10,140	3.0%
Staples, Inc. (b)	Business Services	L+ 5.00% (7.78%)	4/16/2026	4,898	4,856	4,520	1.3%
Team Health Holdings, Inc. (e) (f)	Healthcare	S+ 5.25% (9.57%)	3/2/2027	5,433	4,603	4,061	1.2%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

December 31, 2022
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Tecta America Corp. (f)	Industrials	S+ 4.25% (8.69%)	4/10/2028	$8,954	$8,931	$8,573	2.6%
Tenet Healthcare Corp.	Healthcare	4.25%	6/1/2029	2,000	1,707	1,731	0.5%
The Dun & Bradstreet Corp. (f)	Business Services	L+ 3.25% (7.64%)	2/6/2026	4,683	4,699	4,632	1.4%
Traverse Midstream Partners, LLC (b)	Energy	S+ 4.25% (8.80%)	9/27/2024	13,421	13,405	13,375	4.0%
Triton Water Holdings, Inc. (f)	Food & Beverage	L+ 3.50% (8.23%)	3/31/2028	7,387	7,373	6,845	2.0%
Truck Hero, Inc. (f)	Transportation	L+ 3.75% (8.13%)	1/31/2028	1,474	1,471	1,258	0.4%
United Airlines, Inc.	Transportation	4.63%	4/15/2029	500	440	435	0.1%
United Airlines, Inc. (f)	Transportation	L+ 3.75% (8.11%)	4/21/2028	3,756	3,745	3,702	1.1%
University Support Services, LLC (f)	Education	L+ 3.25% (7.63%)	2/10/2029	4,950	4,933	4,805	1.4%
Urban One, Inc.	Media/Entertainment	7.38%	2/1/2028	5,000	5,140	4,227	1.3%
Venga Finance Sarl (b)	Telecom	L+ 4.75% (9.49%)	6/28/2029	3,990	3,878	3,798	1.1%
Veritext Corp. (f)	Business Services	L+ 3.50% (7.88%)	8/1/2025	3,458	3,426	3,334	1.0%
Vyaire Medical, Inc. (f)	Healthcare	L+ 4.75% (8.51%)	4/16/2025	7,354	6,478	5,593	1.7%
WaterBridge Midstream Operating, LLC (b)	Energy	L+ 5.75% (9.13%)	6/22/2026	8,653	7,878	8,299	2.5%
Watlow Electric Manufacturing Co. (b)	Industrials	S+ 3.75% (8.15%)	3/2/2028	9,378	9,340	8,997	2.7%
Western Dental Services, Inc. (f)	Healthcare	L+ 4.50% (9.24%)	8/18/2028	8,984	8,978	8,190	2.4%
Western Dental Services, Inc. (f)	Healthcare	L+ 4.50% (9.24%)	8/18/2028	917	917	836	0.2%
Wilsonart, LLC (b)	Consumer	L+ 3.25% (7.98%)	12/31/2026	7,375	7,370	7,002	2.1%
WMG Acquisition Corp.	Media/Entertainment	3.00%	2/15/2031	500	394	398	0.1%
WMG Holdings, Inc. (b)	Business Services	S+ 3.25% (7.67%)	11/2/2029	834	809	824	0.3%
YI, LLC (e)	Healthcare	L+ 4.00% (8.38%)	11/7/2024	8,880	8,524	8,525	2.5%
Subtotal Senior Secured First Lien Debt					$809,938	$754,019	224.8%

Senior Secured Second Lien Debt
American Rock Salt Company, LLC (b)	Chemicals	L+ 7.25% (11.63%)	6/11/2029	$1,943	$1,924	$1,858	0.5%
Asurion, LLC (b)	Business Services	L+ 5.25% (9.63%)	1/31/2028	7,632	7,605	5,921	1.8%
CDS U.S. Intermediate Holdings, Inc.	Media/Entertainment	L+ 8.00% (12.73%) 7.00% PIK	11/24/2027	5,459	5,444	5,317	1.6%
Edelman Financial Services, LLC (b) (e)	Financials	L+ 6.75% (11.13%)	7/20/2026	7,972	7,256	7,145	2.1%
IDERA, Inc. (b) (e)	Technology	L+ 6.75% (10.50%)	3/2/2029	1,545	1,375	1,435	0.4%
Tecta America Corp. (b)	Industrials	S+ 8.50% (12.94%)	4/9/2029	4,998	4,973	4,894	1.5%
Subtotal Senior Secured Second Lien Debt					$28,577	$26,570	7.9%

Collateralized Securities
Collateralized Securities - Debt Investments
AIG CLO, Ltd. 21-1A F	Diversified Investment Vehicles	L+ 6.90% (11.23%)	4/22/2034	$1,410	$1,291	$1,053	0.3%
Battalion CLO, Ltd. 21-17A F	Diversified Investment Vehicles	L+ 7.50% (11.74%)	3/9/2034	1,224	1,137	933	0.3%
Carlyle GMS CLO, 16-3A FRR	Diversified Investment Vehicles	L+ 8.60% (12.84%)	7/20/2034	2,100	1,990	1,642	0.5%
Covenant Credit Partners CLO, Ltd. 17 1A E	Diversified Investment Vehicles	L+ 6.45% (10.53%)	10/15/2029	2,500	2,298	2,059	0.6%
Eaton Vance CDO, Ltd. 15-1A FR	Diversified Investment Vehicles	L+ 7.97% (12.21%)	1/20/2030	2,000	1,758	1,554	0.5%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

December 31, 2022
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Elevation CLO, Ltd. 13-1A D2	Diversified Investment Vehicles	L+ 7.65% (12.26%)	8/15/2032	$2,000	$1,963	$1,804	0.5%
Fortress Credit BSL, Ltd. 22-1A E	Diversified Investment Vehicles	S+ 8.15% (12.19%)	10/23/2034	1,000	981	927	0.3%
Great Lakes CLO, Ltd. 21-6A E (f)	Diversified Investment Vehicles	L+ 8.03% (12.11%)	1/15/2034	5,150	4,956	4,380	1.3%
Greywolf CLO, Ltd. 20-3RA ER	Diversified Investment Vehicles	S+ 9.00% (13.04%)	4/15/2033	1,000	879	815	0.2%
Hayfin Kingsland XI, Ltd. 19-2A ER	Diversified Investment Vehicles	L+ 7.72% (11.96%)	10/20/2034	2,500	2,430	2,125	0.6%
Highbridge Loan Management, Ltd. 11A-17 E (f)	Diversified Investment Vehicles	L+ 6.10% (10.63%)	5/6/2030	3,000	2,716	2,429	0.7%
Jamestown CLO, Ltd. 22-18A E	Diversified Investment Vehicles	S+ 7.87% (11.93%)	7/25/2035	3,000	2,735	2,680	0.8%
KKR Financial CLO, Ltd. 15 FR	Diversified Investment Vehicles	L+ 8.50% (12.69%)	1/18/2032	2,000	1,899	1,579	0.5%
LCM, Ltd. Partnership 16A ER2 (f)	Diversified Investment Vehicles	L+ 6.38% (10.46%)	10/15/2031	2,500	2,295	2,114	0.6%
Marble Point CLO, Ltd. 20-1A E (f)	Diversified Investment Vehicles	L+ 6.82% (11.06%)	4/20/2033	4,500	4,406	3,905	1.2%
Medalist Partners Corporate Finance CLO, Ltd. 21-1A D (f)	Diversified Investment Vehicles	L+ 7.48% (11.72%)	10/20/2034	3,000	2,860	2,498	0.7%
Northwoods Capital, Ltd. 17-15A ER	Diversified Investment Vehicles	L+ 7.64% (12.39%)	6/20/2034	3,000	2,924	2,568	0.8%
Ocean Trails CLO 22-12A E	Diversified Investment Vehicles	S+ 8.11% (12.07%)	7/20/2035	3,460	3,188	3,050	0.9%
OCP CLO, Ltd. 14-5A DR (f)	Diversified Investment Vehicles	L+ 5.70% (10.03%)	4/26/2031	2,200	2,087	1,802	0.5%
OZLM, Ltd. 16-15A DR (f)	Diversified Investment Vehicles	L+ 6.75% (10.99%)	4/20/2033	2,000	1,909	1,604	0.5%
Palmer Square CLO, Ltd. 21-4A F	Diversified Investment Vehicles	L+ 7.66% (11.74%)	10/15/2034	1,500	1,430	1,156	0.3%
Regatta II Funding, LP 13-2A DR2 (f)	Diversified Investment Vehicles	L+ 6.95% (11.03%)	1/15/2029	2,000	1,931	1,759	0.5%
Saranac CLO, Ltd. 20-8A E	Diversified Investment Vehicles	L+ 8.12% (12.80%)	2/20/2033	1,455	1,442	1,281	0.4%
Sculptor CLO, Ltd. 27A E	Diversified Investment Vehicles	L+ 7.05% (11.29%)	7/20/2034	1,500	1,459	1,286	0.4%
Sound Point CLO, Ltd. 17-1A E (f)	Diversified Investment Vehicles	L+ 5.96% (10.29%)	1/23/2029	4,000	3,634	3,223	1.0%
Sound Point CLO, Ltd. 17-2A E (f)	Diversified Investment Vehicles	L+ 6.10% (10.46%)	7/25/2030	2,400	2,092	1,821	0.5%
Sound Point CLO, Ltd. 18-3A D (f)	Diversified Investment Vehicles	L+ 5.79% (10.12%)	10/26/2031	1,000	906	752	0.2%
Symphony CLO, Ltd. 2012-9A ER2 (f)	Diversified Investment Vehicles	L+ 6.95% (11.03%)	7/16/2032	3,000	2,784	2,587	0.8%
Trimaran CAVU 2021-2A, Ltd. 21-2A E (f)	Diversified Investment Vehicles	L+ 7.20% (11.56%)	10/25/2034	3,000	2,945	2,660	0.8%
Trysail CLO, Ltd. 21-1A E	Diversified Investment Vehicles	L+ 7.38% (11.62%)	7/20/2032	1,500	1,448	1,287	0.4%
Venture CDO, Ltd. 16-23A ER2 (f)	Diversified Investment Vehicles	L+ 7.55% (11.78%)	7/19/2034	3,000	2,916	2,550	0.9%
Venture CDO, Ltd. 16-25A E (f)	Diversified Investment Vehicles	L+ 7.20% (11.44%)	4/20/2029	2,000	1,949	1,692	0.4%
Venture CDO, Ltd. 20-39A E	Diversified Investment Vehicles	L+ 7.63% (11.71%)	4/15/2033	4,995	4,962	4,384	1.3%
Venture CLO 43, Ltd. 21-43A E (f)	Diversified Investment Vehicles	L+ 7.15% (11.23%)	4/15/2034	3,000	2,918	2,560	0.7%
Wind River CLO, Ltd. 14-2A FR	Diversified Investment Vehicles	L+ 7.87% (11.95%)	1/15/2031	3,000	2,530	2,061	0.6%

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

December 31, 2022
Portfolio Company (d)	Industry	Investment Coupon Rate (a)	Maturity	Principal/ Number of Shares	Amortized Cost	Fair Value	% of Members' Capital (c)
Zais CLO 13, Ltd. 19-13A D1 (f)	Diversified Investment Vehicles	L+ 4.52% (8.60%)	7/15/2032	$3,000	$2,741	$2,536	0.9%
Subtotal Collateralized Securities					$84,789	$75,116	22.4%

TOTAL INVESTMENTS					$923,304	$855,705	255.1%
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
Below is certain summarized financial information for SLF as of June 30, 2023 and December 31, 2022 and for the periods ended June 30, 2023 and June 30, 2022:

Selected Statements of Assets and Liabilities Information	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $931,623 and $923,304, respectively)	$882,284	$855,705
Cash and other assets	92,143	109,966
Total assets	$974,427	$965,671

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,821 and $1,483, respectively)	$541,179	$549,067
Secured borrowings	58,381	60,899
Other liabilities	22,320	20,264
Total liabilities	$621,880	$630,230

MEMBERS' CAPITAL
Total members' capital	$352,547	$335,441

Total liabilities and members' capital	$974,427	$965,671

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

Selected Statements of Operations Information	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Investment income:
Total investment income	$24,307	$15,747	$46,879	$30,176

Operating expenses:
Interest and credit facility financing expenses	10,480	3,910	20,235	7,278
Other expenses	571	708	1,147	1,342
Total expenses	11,051	4,618	21,382	8,620

Net investment income	13,256	11,129	25,497	21,556

Realized and unrealized gain (loss) on investments and extinguishment of debt:
Net realized and unrealized gain (loss) on investments and extinguishment of debt	4,186	(56,584)	8,724	(69,833)

Net increase (decrease) in members' capital resulting from operations	$17,442	$(45,455)	$34,221	$(48,277)

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
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
As of June 30, 2023 and December 31, 2022, $11.3 million and $11.1 million was payable to the Adviser for base management fees, respectively.
For the three and six months ended June 30, 2023, the Company incurred $11.3 million and $22.3 million, respectively, in base management fees under the Investment Advisory Agreement. For the three and six months ended June 30, 2022, the Company incurred $10.5 million and $21.0 million, respectively, in base management fees under the Investment Advisory Agreement.
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
As of June 30, 2023 and December 31, 2022, $10.8 million and $9.7 million was payable to the Adviser for the incentive fee on income, respectively.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

For the three and six months ended June 30, 2023, the Company incurred $10.5 million and $20.1 million, respectively, in incentive fees on income under the Investment Advisory Agreement. For the three and six months ended June 30, 2022, the Company incurred $7.1 million and $14.4 million, respectively, in incentive fees on income under the Investment Advisory Agreement.
The second part of the incentive fee, referred to as the “incentive fee on capital gains during operations,” is an incentive fee on capital gains earned on liquidated investments from the portfolio during operations prior to the Company’s liquidation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, if earlier). This fee equals 20% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees. For the three and six months ended June 30, 2023 and 2022, the Company did not incur incentive fees on capital gains during operations under the Investment Advisory Agreement.
Administration Agreement
In connection with the Administration Agreement, BSP provides the Company with office facilities and administrative services. As of June 30, 2023 and December 31, 2022, $0.8 million and $1.4 million was payable to BSP under the Administration Agreement, respectively.
For the three and six months ended June 30, 2023, the Company incurred $0.4 million and $0.8 million, respectively, in administrative service fees under the Administration Agreement. For the three and six months ended June 30, 2022, the Company incurred $0.4 million and $0.8 million, respectively, in administrative service fees under the Administration Agreement. Administrative service fees are included within other general and administrative expenses on the Consolidated Statements of Operations.
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
For the period ended June 30, 2023
(Unaudited)

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
The JPM Credit Facility provides for borrowings through August 28, 2023, and any amounts borrowed under the JPM Credit Facility will mature on August 28, 2023 unless the administrative agent exercises its option to extend the maturity date to August 28, 2024. Prior to the JPM 2022 Amendment (as defined below), the JPM Credit Facility was priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.75% per annum. Interest is payable quarterly in arrears. 57th Street will be subject to a non-usage fee to the extent the commitments available under the JPM Credit Facility have not been borrowed. Prior to the JPM 2022 Amendment (as defined below), the non-usage fee per annum was 0.50% for the first 20% of the unused balance and up to 2.75% for the remaining unused balance until August 28, 2021, when the non-usage fee per annum was 0.75% for the first 20% of the unused balance and up to 2.75% for the remaining unused balance. 57th Street paid a structuring fee and incurred other customary costs and expenses in connection with the JPM Credit Facility. On January 21, 2021, the Company entered into an amendment (the “JPM Amendment”) to the JPM Credit Facility. The JPM Amendment, among other things, increases the amount that the Company is permitted to borrow under the JPM Credit Agreement from $300.0 million to $400.0 million. On April 12, 2021, the Company, through 57th Street, amended and restated the JPM Credit Facility. The amendment and restatement temporarily reduced the previous minimum funding amount until October 13, 2021. The other material terms of the JPM Credit Facility were unchanged.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

On December 9, 2022, the Company entered into an amendment (the "JPM 2022 Amendment") to the JPM Credit Facility. The JPM 2022 Amendment, among other things, (1) extends the maturity date of the JPM Credit Facility to August 28, 2024, (2) extends the maturity date, upon the exercise of the Extension Options (as defined in the JPM Credit Facility), of the JPM Credit Facility to August 28, 2025, and (3) changes the benchmark rate and applicable margin for advances under the JPM Credit Facility to three-month Term SOFR plus 3.00% (subject to further increases consistent with the terms of the JPM Credit Facility). The non-usage fee per annum is 0.75% for the first 20% of the unused balance and up to 3.00% for the remaining unused balance.
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
For the period ended June 30, 2023
(Unaudited)

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
For the period ended June 30, 2023
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
The 2022 Notes were issued pursuant to the Indenture dated as of December 19, 2017 (the “2017 Indenture”), between the Company and the Trustee, and a Supplemental Indenture, dated as of December 19, 2017 (the “Supplemental Indenture”), between the Company and the Trustee. The 2022 Notes matured on December 30, 2022. The 2022 Notes bear interest at a rate of 4.75% per year payable semi-annually on June 30 and December 30 of each year, commencing on June 30, 2018. The 2022 Notes were general unsecured obligations of the Company that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the 2022 Notes. The 2022 Notes ranked equally in right of payment with all of the Company's existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company's subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by the Company's wholly owned, special purpose financing subsidiaries.
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
On December 30, 2022, the Company paid off the 2022 Notes.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

2023 Notes
On May 11, 2018, the Company entered into a Purchase Agreement (the “2023 Notes Purchase Agreement”) with the Initial Purchaser relating to the Company’s sale of $60.0 million aggregate principal amount of its 5.38% fixed rate notes due 2023 (the “2023 Notes”) to the Initial Purchaser in a private placement in reliance on Section 4(a)(2) of the Securities Act of 1933, and for initial resale by the Initial Purchaser to qualified institutional buyers pursuant to the exemption from registration provided by Rule 144A promulgated under the Securities Act and to institutional accredited investors under Rule 501 (a)(1), (2), (3), or (7) under the Securities Act. The Company relied upon these exemptions from registration based in part on representations made by the Initial Purchaser. The 2023 Notes Purchase Agreement also includes customary representations, warranties, and covenants by the Company. Under the terms of the 2023 Notes Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities under the Securities Act. The 2023 Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration. The net proceeds from the sale of the 2023 Notes were approximately $58.7 million, after deducting an offering price discount of approximately $0.3 million, as well as Initial Purchaser’s discounts and commissions of approximately $0.6 million and estimated offering expenses of approximately $0.4 million, each payable by the Company. The Company used the net proceeds to repay outstanding indebtedness, to make investments in portfolio companies in accordance with its investment objectives, and for general corporate purposes. The 2023 Notes were issued pursuant to the 2017 Indenture between the Company and The Trustee, and a Second Supplemental Indenture, dated as of May 16, 2018, between the Company and the Trustee. The 2023 Notes matured on May 30, 2023. The 2023 Notes bore interest at a rate of 5.375% per year payable semi-annually on May 30 and November 30 of each year, commencing on November 30, 2018. The 2023 Notes were general unsecured obligations of the Company that ranked senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2023 Notes. The 2023 Notes ranked equally in right of payment with all of the Company’s existing and future senior liabilities that are not so subordinated, effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and structurally junior to all existing and future indebtedness incurred by the Company’s subsidiaries, financing vehicles, or similar facilities, including credit facilities entered into by the Company’s wholly owned, special purpose financing subsidiaries. The 2017 Indenture contains certain covenants, including covenants requiring the Company to (i) comply with the asset coverage requirements of the 1940 Act, whether or not it is subject to those requirements, and (ii) provide financial information to the holders of the 2023 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the 2017 Indenture.
On May 30, 2023, the Company paid off the 2023 Notes.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
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
For the period ended June 30, 2023
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

The weighted average annualized interest cost for all borrowings for the six months ended June 30, 2023 and 2022 was 6.10% and 3.60% respectively. The average daily debt outstanding for the six months ended June 30, 2023 and 2022 was $1.3 billion and $1.3 billion, respectively. The maximum debt outstanding for the six months ended June 30, 2023 and 2022 was $1.3 billion and $1.3 billion, respectively.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

The following table represents borrowings as of June 30, 2023:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	8/28/2025	$300,000	$225,000	$(3,296)	$221,704
JPM Credit Facility	8/28/2024	400,000	308,500	(903)	307,597
JPM Revolver Facility	6/10/2027	495,000	323,190	(3,396)	319,794
2026 Notes	3/30/2026	300,000	297,855	(298)	297,557
2024 Notes	12/15/2024	100,000	99,652	(54)	99,598
Totals		$1,595,000	$1,254,197	$(7,947)	$1,246,250
The following table represents borrowings as of December 31, 2022:

	Maturity Date	Total Aggregate Borrowing Capacity	Total Principal Outstanding	Less Deferred Financing Costs	Amount per Consolidated Statements of Assets and Liabilities
Wells Fargo Credit Facility	8/28/2025	$300,000	$225,000	$(4,051)	$220,949
JPM Credit Facility	8/28/2024	400,000	320,000	(1,289)	318,711
JPM Revolver Facility	6/10/2027	495,000	231,876	(3,823)	228,053
2026 Notes	3/30/2026	300,000	297,469	(353)	297,116
2024 Notes	12/15/2024	100,000	99,534	(72)	99,462
2023 Notes	5/30/2023	60,000	59,973	(77)	59,896
Totals		$1,655,000	$1,233,852	$(9,665)	$1,224,187
The following table represents interest and debt fees for the three and six months ended June 30, 2023:

	Three months ended June 30, 2023					Six months ended June 30, 2023
	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (6)	Other Fees (7)	Interest Rate	Non-Usage Rate	Interest Expense	Deferred Financing Costs (6)	Other Fees (7)
Wells Fargo Credit Facility	(1)	(2)	$4,281	$380	$126	(1)	(2)	$8,235	$756	$249
JPM Credit Facility	(3)	(4)	6,373	194	187	(3)	(4)	12,445	386	377
JPM Revolver Facility	(5)	0.38%	5,020	215	204	(5)	0.38%	8,949	427	471
2026 Notes	3.25%	n/a	2,632	27	9	3.25%	n/a	5,262	54	9
2024 Notes	4.85%	n/a	1,272	9	9	4.85%	n/a	2,543	18	9
2023 Notes	5.38%	n/a	539	31	—	5.38%	n/a	1,361	77	—
Totals			$20,117	$856	$535			$38,795	$1,718	$1,115
______________
(1) Interest rate is priced at Daily Simple SOFR, with a Daily Simple SOFR floor of zero, plus a spread calculated based upon the composition of the loans in the collateral pool, which will not exceed 2.60% per annum.
(2) The non-usage fee per annum is 0.50% for the first 25% of the unused balance and up to 2.0% for the remaining unused balance.
(3) Interest rate is priced at three-month Term SOFR, plus a spread of 3.00% per annum.
(4) The non-usage fee per annum is 0.75% for the first 20% of the unused balance and up to 3.00% for the remaining unused balance.
(5) Interest rate is priced at three-month Term SOFR, plus a spread calculated based upon the composition of the loans in the collateral pool,which will not exceed 1.98% per annum.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
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
_____________
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate fair value. The fair value of short-term financial instruments such as cash and cash equivalents, due to affiliates, and accounts payable approximate their carrying value on the accompanying consolidated statements of assets and liabilities due to their short-term nature. The fair value of the Company's 2022 Notes, 2023 Notes, 2024 Notes, and 2026 Notes are derived from market indications provided by Bloomberg Finance L.P. at June 30, 2023 and December 31, 2022, as applicable.
At June 30, 2023 and December 31, 2022, the carrying amount of the Company's secured borrowings approximated their fair value. The fair values of the Company's debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's borrowings is estimated based upon market interest rates for the Company's own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2023 and December 31, 2022, the Company's borrowings would be deemed to be Level 3, as defined in Note 3 - Fair Value of Financial Instruments.

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

The fair values of the Company’s remaining financial instruments that are not reported at fair value on the accompanying consolidated statements of assets and liabilities are reported below:

	Level	Carrying Amount at June 30, 2023	Fair Value at June 30, 2023
Wells Fargo Credit Facility	3	$225,000	$225,000
JPM Credit Facility	3	308,500	308,500
JPM Revolver Facility	3	323,190	323,190
2026 Notes	3	297,855	264,984
2024 Notes	3	99,652	94,843
		$1,254,197	$1,216,517

	Level	Carrying Amount at December 31, 2022	Fair Value at December 31, 2022
Wells Fargo Credit Facility	3	$225,000	$225,000
JPM Credit Facility	3	320,000	320,000
JPM Revolver Facility	3	231,876	231,876
2026 Notes	3	297,469	264,438
2024 Notes	3	99,534	93,706
2023 Notes	3	59,973	59,399
		$1,233,852	$1,194,419
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
Note 7 — Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. As of June 30, 2023, the Company had unfunded commitments on delayed draw term loans of $86.9 million, unfunded commitments on revolver term loans of $115.3 million, and unfunded commitments on term loans of $0.3 million. As of December 31, 2022, the Company had unfunded commitments on delayed draw term loans of $128.8 million, unfunded commitments on revolver term loans of $121.4 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $0.4 million. The Company maintains sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.
As of June 30, 2023, the Company's unfunded commitments consisted of the following:

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

June 30, 2023

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	$2,951	$2,951
ADCS Clinics Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,264	1,264
Alera Group Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	11,747	2,391
Arch Global Precision, LLC	Senior Secured First Lien Debt	Revolver term loan	1,008	1,008
Arctic Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	4,574	3,659
Armada Parent, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	4,500	2,258
Armada Parent, Inc.	Senior Secured First Lien Debt	Revolver term loan	5,420	5,420
Avalara, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,030	4,030
Capstone Logistics	Senior Secured First Lien Debt	Revolver term loan	1,804	1,804
Communication Technology Intermediate, LLC	Senior Secured First Lien Debt	Revolver term loan	2,363	2,158
CRS-SPV, Inc.	Senior Secured First Lien Debt	Revolver term loan	224	162
Dynagrid Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	2,262	2,262
Eliassen Group, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,929	2,492
Faraday Buyer, LLC	Senior Secured First Lien Debt	Delayed draw term loan	2,546	597
FGT Purchaser, LLC	Senior Secured First Lien Debt	Revolver term loan	2,144	1,308
Galway Borrower, LLC	Senior Secured First Lien Debt	Revolver term loan	1,894	1,894
Galway Borrower, LLC	Senior Secured First Lien Debt	Delayed draw term loan	275	275
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	12,995	6,650
Geosyntec Consultants, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,769	4,444
Gogo Intermediate Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,053	1,053
ICR Operations, LLC	Senior Secured First Lien Debt	Revolver term loan	6,178	4,247
Ideal Tridon Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,868	2,049
IG Investments Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	1,390	1,390
Indigo Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,630	3,025
Integrated Efficiency Solutions, Inc.	Senior Secured First Lien Debt	Revolver term loan	600	600
Integrated Global Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,028	2,028
IQN Holding Corp.	Senior Secured First Lien Debt	Delayed draw term loan	1,841	1,841
IQN Holding Corp.	Senior Secured First Lien Debt	Revolver term loan	1,017	848
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	5,044	2,733
Knowledge Pro Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,531	1,924
Manna Pro Products, LLC	Senior Secured First Lien Debt	Revolver term loan	2,706	744
McDonald Worley, P.C.	Senior Secured First Lien Debt	Term loan	15,491	293
Medical Management Resource Group, LLC	Senior Secured First Lien Debt	Revolver term loan	1,326	796
Midwest Can Company, LLC	Senior Secured First Lien Debt	Revolver term loan	2,019	2,019
Miller Environmental Group, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,324	927
Mirra-Primeaccess Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	7,827	3,913
Monumental RSN, LLC	Senior Secured First Lien Debt	Revolver term loan	3,238	3,238
Norvax, LLC	Senior Secured First Lien Debt	Revolver term loan	1,152	1,152

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

Portfolio Company Name	Investment Type	Commitment Type	Total Commitment	Remaining Commitment
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	$2,676	$2,676
Odessa Technologies, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,747	3,747
ORG GC Holdings, LLC	Senior Secured First Lien Debt	Delayed draw term loan	584	584
Pie Buyer, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,840	1,288
Pie Buyer, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	7,213	5,753
Pluralsight, LLC	Senior Secured First Lien Debt	Revolver term loan	1,602	801
Point Broadband Acquisition, LLC	Senior Secured First Lien Debt	Delayed draw term loan	8,026	967
Post Road Equipment Finance, LLC	Subordinated Debt	Delayed draw term loan	20,000	19,000
Premier Global Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,042	73
Questex, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,584	2,584
Reddy Ice Corp.	Senior Secured First Lien Debt	Revolver term loan	1,762	1,269
Relativity Oda, LLC	Senior Secured First Lien Debt	Revolver term loan	464	464
REP TEC Intermediate Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	1,354	699
RSC Acquisition, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	1,199	493
Saturn SHC Buyer Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	8,886	8,886
SCIH Salt Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,746	3,746
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Delayed draw term loan	3,209	3,209
Sherlock Buyer Corp.	Senior Secured First Lien Debt	Revolver term loan	1,284	1,284
Simplifi Holdings, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,782	2,836
St. Croix Hospice Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,256	2,256
SunMed Group Holdings, LLC	Senior Secured First Lien Debt	Revolver term loan	601	601
The NPD Group, LP	Senior Secured First Lien Debt	Revolver term loan	1,922	1,768
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed draw term loan	6,974	2,864
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Revolver term loan	1,993	1,993
Trinity Air Consultants Holdings Corp.	Senior Secured First Lien Debt	Delayed draw term loan	9,302	9,302
Triple Lift, Inc.	Senior Secured First Lien Debt	Revolver term loan	3,300	2,035
University of St. Augustine Acquisition Corp.	Senior Secured First Lien Debt	Revolver term loan	2,615	2,615
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,202	1,755
US Oral Surgery Management Holdco, LLC	Senior Secured First Lien Debt	Revolver term loan	1,167	1,167
US Salt Investors, LLC	Senior Secured First Lien Debt	Revolver term loan	2,169	2,169
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Delayed draw term loan	4,391	4,391
Victors CCC Buyer, LLC	Senior Secured First Lien Debt	Revolver term loan	3,179	2,702
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	2,547	1,737
West Coast Dental Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,396	2,717
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	3,023	318
Westwood Professional Services, Inc.	Senior Secured First Lien Debt	Revolver term loan	378	378
WHCG Purchaser III, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,224	11
WIN Holdings III Corp.	Senior Secured First Lien Debt	Revolver term loan	4,448	4,448
Zendesk, Inc.	Senior Secured First Lien Debt	Delayed draw term loan	10,700	10,700
Zendesk, Inc.	Senior Secured First Lien Debt	Revolver term loan	4,406	4,406
Total			$285,155	$202,539

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
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
For the period ended June 30, 2023
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
For the period ended June 30, 2023
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
Note 9 — Common Stock
On August 25, 2011, the Company had raised sufficient funds to break escrow on its IPO. On July 1, 2014, the Company's registration statement on Form N-2 (File No. 333-193241) for its Follow-on was declared effective by the SEC. Simultaneously with the effectiveness of the registration statement of the Follow-on, the Company's IPO terminated. Through June 30, 2023, the Company issued 269.4 million shares of common stock for gross proceeds of $2.6 billion, including the shares purchased by an affiliate of BSP and shares issued under the Company's DRIP. Following the time the Company's updated registration statement was declared effective on June 30, 2015, the Company issued shares for subscription agreements that had been accepted through that date. The Company suspended the DRIP from March 29, 2020 through June 26, 2020. While the DRIP was suspended, participants and all other holders of the Company's common stock received distributions paid by the Company in cash. From inception of the Company's DRIP plan to June 30, 2023, the Company had repurchased 37.7 million shares of common stock through its share repurchase program for payments of $310.2 million. As of December 31, 2022, the Company had repurchased 34.0 million shares of common stock for payments of $282.8 million. Amounts include additional shares tendered for death and disability as permitted.
On April 1, 2022, April 12, 2022 and May 13, 2022, the Company entered into stock purchase agreements with certain investors (collectively, the “Purchase Agreements”) and associated subscription agreements (collectively, the “Subscription Agreements”), totaling $234.8 million, for the sale of the Company’s common stock at the net asset value of each drawdown date. Investors are required to make capital contributions to purchase the Company’s common stock each time the Company delivers a drawdown notice in an aggregate amount not to exceed their respective capital commitments. All purchases will generally be made subject to the terms and conditions set forth in the Purchase Agreements and Subscription Agreements, at a per-share price as determined by the Company’s Board, which price will be determined prior to the issuance of the Company’s common stock and in accordance with the limitations under Section 23 of the 1940 Act. As of June 30, 2023, the Company has called $234.8 million of capital commitments.
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

The following table reflects the common stock activity for the six months ended June 30, 2023:

	Shares	Value
Shares Sold	4,928,566	$36,324
Shares Issued through DRIP	1,873,949	13,642
Share Repurchases	(3,701,339)	(27,408)
	3,101,176	$22,558
The following table reflects the common stock activity for the six months ended June 30, 2022:

	Shares	Value
Shares Sold	10,540,388	$79,441
Shares Issued through DRIP	1,817,333	13,630
Share Repurchases	(3,159,305)	(23,571)
	9,198,416	$69,500

The following table reflects the stockholders' equity activity for the six months ended June 30, 2023:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total Stockholders' Equity
Balance as of December 31, 2022	228,658,723	$229	$2,124,264	$(459,036)	$1,665,457
Net investment income	—	—	—	38,343	38,343
Net realized loss from investment transactions	—	—	—	(1,996)	(1,996)
Net change in unrealized depreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	(3,360)	(3,360)
Issuance of common stock, net of issuance costs	4,928,566	4	36,320	—	36,324
Repurchases	(3,472,698)	(3)	(25,625)	—	(25,628)
Distributions to stockholders	—	—	—	(34,517)	(34,517)
Reinvested dividends	936,348	1	6,815	—	6,816
Balance as of March 31, 2023	231,050,939	$231	$2,141,774	$(460,566)	$1,681,439
Net investment income	—	—	—	42,035	42,035
Net realized gain from investment transactions	—	—	—	1,461	1,461
Net change in unrealized depreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	(13,855)	(13,855)
Repurchases	(228,641)	—	(1,780)	—	(1,780)
Distributions to stockholders	—	—	—	(34,591)	(34,591)
Reinvested dividends	937,601	1	6,825	—	6,826
Balance as of June 30, 2023	231,759,899	$232	$2,146,819	$(465,516)	$1,681,535

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

The following table reflects the stockholders' equity activity for the six months ended June 30, 2022:

	Common stock - shares	Common stock - par	Additional paid in capital	Total distributable earnings (loss)	Total Stockholders' Equity
Balance as of December 31, 2021	201,610,757	$202	$1,913,365	$(404,075)	$1,509,492
Net investment income	—	—	—	29,026	29,026
Net realized gain from investment transactions	—	—	—	3,444	3,444
Net change in unrealized appreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	2,457	2,457
Repurchases	(3,091,177)	(3)	(23,062)	—	(23,065)
Distributions to stockholders	—	—	—	(29,778)	(29,778)
Reinvested dividends	908,625	—	6,806	—	6,806
Balance as of June 30, 2022	199,428,205	$199	$1,897,109	$(398,926)	$1,498,382
Net investment income	—	—	—	28,496	28,496
Net realized gain from investment transactions	—	—	—	6,287	6,287
Net change in unrealized depreciation on investments and foreign exchange currency contracts, net of change in deferred taxes	—	—	—	(22,736)	(22,736)
Issuance of common stock, net of issuance costs	10,540,388	11	79,430	—	79,441
Repurchases	(68,128)	—	(506)	—	(506)
Distributions to stockholders	—	—	—	(31,485)	(31,485)
Reinvested dividends	908,708	1	6,823	—	6,824
Balance as of June 30, 2022	210,809,173	$211	$1,982,856	$(418,364)	$1,564,703

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

Note 10 — Capital
Investor Commitments
As of June 30, 2023 the Company had $234.8 million in total capital commitments, which were fully funded, in connection with the Purchase Agreements and Subscription Agreements (as defined in Note 9). As of December 31, 2022, the Company had $234.8 million in total capital commitments, of which $36.3 million was unfunded, in connection with the Purchase Agreements and Subscription Agreements (as defined in Note 9).
Capital Drawdowns
The following table summarizes the total shares issued and proceeds received, net of issuance costs, related to capital drawdowns of Common Stock in connection with the Purchase Agreements and Subscription Agreements for the six months ended June 30, 2023:

Share Issue Date	Shares Issued	Net Proceeds Received
For the six months ended June 30, 2023
February 7, 2023	4,928,566	$36,324
Total Capital Drawdowns	4,928,566	$36,324
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
For the period ended June 30, 2023
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
Note 12 — Earnings Per Share
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities for the six months ended June 30, 2023 and 2022.
The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share resulting from operations for the for the three and six months ended June 30, 2023 and 2022.

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Basic and diluted
Net increase in net assets resulting from operations	$29,641	$12,047	$62,628	$46,974
Weighted average shares outstanding	230,942,821	205,577,018	230,551,373	203,038,687
Net increase in net assets resulting from operations per share	$0.13	$0.06	$0.27	$0.23

Note 13 — Distributions
The following table reflects the distributions declared on shares of the Company’s Common Stock for the six months ended June 30, 2023:

Date Declared	Record Date	Payment Date	Amount Per Share
For the Six Months Ended June 30, 2023
March 8, 2023	March 31, 2023	April 3, 2023	$0.13
March 8, 2023 (special)	March 31, 2023	April 3, 2023	$0.02
May 10, 2023	June 30, 2023	July 3, 2023	$0.13
May 10, 2023 (special)	June 30, 2023	July 3, 2023	$0.02

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

The following table reflects the distributions declared on shares of the Company’s Common Stock for the six months ended June 30, 2022:

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

As of June 30, 2023 and December 31, 2022, the Company had accrued $27.8 million and $27.3 million, respectively, in stockholder distributions that were unpaid.
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
As of June 30, 2023, the Company's domestic subsidiary had a cumulative net operating loss and unrealized gain. As a result, the Company has a deferred tax asset of $10.5 million and a deferred tax liability of $(22.0) million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The future realization of the tax benefits of existing deductible temporary differences or carryforwards ultimately depend on the existence of sufficient taxable income in the carryback (if permitted under the tax law)

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

and carryforward periods. The Company has concluded that future reversal of existing taxable temporary differences is sufficient to support a conclusion that a valuation allowance is not necessary as of June 30, 2023. For the six months ended June 30, 2023, there was no change in the valuation allowance.

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
Note 15 — Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2023 and 2022:

	For the six months ended June 30,
	2023	2022
Per share data:
Net asset value, beginning of period	$7.28	$7.49
Results of operations (1)
Net investment income	0.35	0.28
Net realized and unrealized loss, net of change in deferred taxes	(0.08)	(0.05)
Net increase in net assets resulting from operations	0.27	0.23
Stockholder distributions (2)
Distributions from net investment income	(0.30)	(0.30)
Net decrease in net assets resulting from stockholder distributions	(0.30)	(0.30)
Other (6)	0.01	—
Net asset value, end of period	$7.26	$7.42
Shares outstanding at end of period	231,759,899	210,809,173
Total return (3)	3.76%	3.14%
Ratio/Supplemental data:
Total net assets, end of period	$1,681,535	$1,564,703
Ratio of net investment income to average net assets (7)	10.89%	8.57%
Ratio of total expenses to average net assets (5) (7)	9.99%	8.26%
Portfolio turnover rate (4)	3.81%	7.06%
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
For the period ended June 30, 2023
(Unaudited)

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

Note 16 – Schedules of Investments and Advances to Affiliates
An affiliated company is generally a portfolio company in which FBLC owns 5% or more of its voting securities. A controlled affiliated company is generally a portfolio company in which FBLC owns more than 25% of its voting securities or has the power to exercise control over its management or policies (including through a management agreement). Transactions related to investments in affiliated and controlled affiliated companies for the six months ended June 30, 2023 were as follows:

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2022	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at June 30, 2023
Control Investments
CRS-SPV, Inc. (2) (3) (6)	Equity/Other	$—	$1,559	$—	$—	$—	$—	$1,559
CRS-SPV, Inc. (2) (6)	Senior Secured First Lien Debt	3	62	—	—	—	—	62
Danish CRJ, Ltd. (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
FBLC Senior Loan Fund, LLC (2) (4) (6) (8)	Equity/Other	13,609	304,934	—	—	—	—	304,934
Integrated Efficiency Solutions, Inc. (2) (6)	Senior Secured First Lien Debt	2	—	—	—	—	—	—
Integrated Efficiency Solutions, Inc. (2) (6)	Senior Secured First Lien Debt	54	1,421	—	(7)	—	—	1,414
Integrated Efficiency Solutions, Inc. (2) (6)	Senior Secured Second Lien Debt	146	760	146	—	—	(247)	659
Integrated Efficiency Solutions, Inc. (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
Integrated Efficiency Solutions, Inc. (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
Internap Corp. (2) (3) (6)	Equity/Other	—	595	—	—	—	(595)	—
Internap Corp. (2) (6)	Senior Secured First Lien Debt	281	4,802	73	(1,281)	—	(1,627)	1,967
Kahala Ireland OpCo Designated Activity Company (2) (6)	Equity/Other	4,476	5,027	—	—	—	(3,479)	1,548
Kahala Ireland OpCo Designated Activity Company (2) (3) (6)	Equity/Other	—	3,250	—	—	—	—	3,250
Kahala US OpCo, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
Lakeview Health Holdings, Inc. (2) (6)	Senior Secured First Lien Debt	61	579	62	—	—	—	641
Lakeview Health Holdings, Inc. (2) (6)	Senior Secured First Lien Debt	12	227	—	—	—	—	227
Lakeview Health Holdings, Inc. (2) (6)	Senior Secured First Lien Debt	—	—	130	—	—	—	130
Lakeview Health Holdings, Inc. (2) (6)	Senior Secured First Lien Debt	—	546	—	—	—	34	580
Lakeview Health Holdings, Inc. (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
MGTF Holdco, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
MGTF Radio Company, LLC (2) (6)	Senior Secured First Lien Debt	2,566	40,015	14	(750)	0	101	39,380
ORG GC Holdings, LLC (2) (6)	Senior Secured First Lien Debt	531	9,082	533	—	—	—	9,615
ORG GC Holdings, LLC (2) (6)	Senior Secured Second Lien Debt	381	3,868	382	—	—	(23)	4,227
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
Post Road Equipment Finance, LLC (2) (6)	Subordinated Debt	1,157	15,086	8,914	—	—	—	24,000
Post Road Equipment Finance, LLC (2) (6)	Equity/Other	3,603	81,692	—	—	—	—	81,692
Post Road Equipment Finance, LLC (2) (6)	Subordinated Debt	2,439	38,100	10	—	—	(11)	38,099
Post Road Equipment Finance, LLC (2) (6)	Subordinated Debt	—	—	1,000	—	—	—	1,000

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2022	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at June 30, 2023
Siena Capital Finance, LLC (2) (6)	Subordinated Debt	$4,368	$77,000	$7,500	$(10,000)	$6	$(6)	$74,500
Siena Capital Finance, LLC (2) (6)	Equity/Other	5,525	77,310	—	—	—	—	77,310
WPNT, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
Total Control Investments		$39,214	$665,915	$18,764	$(12,038)	$6	$(5,853)	$666,794

Affiliate Investments
Cirque Du Soleil Holding USA Newco, Inc. (3)	Equity/Other	$—	$4,721	$—	$—	$—	$918	$5,639
Cirque Du Soleil Holding USA Newco, Inc. (3)	Equity/Other	—	1,311	—	—	—	1,055	2,366
First Eagle Greenway Fund II, LLC (3)	Equity/Other	—	360	—	—	—	53	413
Foresight Energy Operating, LLC (3) (6)	Equity/Other	—	3,519	—	—	—	—	3,519
Foresight Energy Operating, LLC (6)	Senior Secured First Lien Debt	70	1,077	—	(6)	—	—	1,071
MCS Acquisition Corp. (3) (6)	Equity/Other	—	357	337	—	—	—	694
MCS Acquisition Corp. (3) (6)	Equity/Other	—	747	—	—	—	—	747
MCS Acquisition Corp. (6)	Senior Secured First Lien Debt	42	772	—	(4)	—	—	768
NewStar Arlington Senior Loan Program, LLC 14-1A FR (6)	Collateralized Securities	389	4,165	9	—	—	6	4,180
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (6)	Collateralized Securities	753	10,278	—	(1,379)	—	(700)	8,199
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (6)	Collateralized Securities	575	8,849	158	—	—	221	9,228
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (6)	Collateralized Securities	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP (3)	Equity/Other	—	1,162	—	(76)	—	35	1,121
Tap Rock Resources, LLC (5) (6)	Equity/Other	—	596	—	(808)	808	(596)	—
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	186	—	—	—	10	196
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	4,264	—	—	—	217	4,481
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	1,048	—	—	—	28	1,076
Tax Defense Network, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Tax Defense Network, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Tennenbaum Waterman Fund, LP	Equity/Other	333	8,699	—	—	—	127	8,826
Vantage Mobility International, LLC (6)	Senior Secured First Lien Debt	—	—	—	—	—	—	—
Vantage Mobility International, LLC (6)	Senior Secured First Lien Debt	—	—	—	—	—	—	—
Vantage Mobility International, LLC (6)	Senior Secured Second Lien Debt	—	—	—	—	—	—	—
Vantage Mobility International, LLC (6)	Senior Secured Second Lien Debt	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A E (6)	Collateralized Securities	381	6,996	70	(1,726)	8	205	5,553
Whitehorse, Ltd. 2014-1A Side Letter (6)	Collateralized Securities	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB (6)	Collateralized Securities	—	—	—	—	—	—	—
Total Affiliate Investments		$2,543	$59,107	$574	$(3,999)	$816	$1,579	$58,077
Total Control & Affiliate Investments		$41,757	$725,022	$19,338	$(16,037)	$822	$(4,274)	$724,871
______________________________________________________

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
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
(2)This investment was not deemed significant under Regulation S-X as of June 30, 2023.
(3)Investment is non-income producing at June 30, 2023.
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
(5)Investment no longer held as of June 30, 2023.
(6)The fair value of investments with respect to securities for which market quotations are not readily available is determined in good faith by the Company's Board of Directors as required by the 1940 Act. Such investments are valued using significant unobservable inputs (See Note 3 to the consolidated financial statements).
(7)Gross of net change in deferred taxes in the amount of $0.0 million.
(8)The Company's investment falls under the definition of a significant subsidiary, as it exceeded the threshold of at least one of the tests under Rule 4-08(g), or exceeded the threshold of at least one of the tests under Rule 3-09. See Note 3 for summarized financial information.
Dividends and interest for the six months ended June 30, 2023 attributable to Controlled and Affiliated investments no longer held as of June 30, 2023 were $0.0 million.
Realized gain (loss) for the six months ended June 30, 2023 attributable to Controlled and Affiliated investments no longer held as of June 30, 2023 was $0.8 million.
Change in unrealized gain (loss) for the six months ended June 30, 2023 attributable to Controlled and Affiliated investments no longer held as of June 30, 2023 was $(0.6) million.
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

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2021	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2022
Kahala Ireland OpCo Designated Activity Company (2) (6)	Equity/Other	$17,904	$23,732	$—	$—	$—	$(18,705)	$5,027
Kahala Ireland OpCo Designated Activity Company (2) (3) (6)	Equity/Other	—	3,250	—	—	—	—	3,250
Kahala US OpCo, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
Lakeview Health Holdings, Inc. (2) (6)	Senior Secured First Lien Debt	66	414	165	—	—	—	579
Lakeview Health Holdings, Inc. (2) (6)	Senior Secured First Lien Debt	7	—	227	—	—	—	227
Lakeview Health Holdings, Inc. (2) (6)	Senior Secured First Lien Debt	64	584	64	—	—	(102)	546
Lakeview Health Holdings, Inc. (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
MGTF Holdco, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
MGTF Radio Company, LLC (2) (6)	Senior Secured First Lien Debt	4,006	42,567	29	(4,324)	4	1,739	40,015
ORG GC Holdings, LLC (2) (6)	Senior Secured First Lien Debt	743	8,343	739	—	—	—	9,082
ORG GC Holdings, LLC (2) (6)	Senior Secured Second Lien Debt	672	3,439	670	—	—	(241)	3,868
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other	—	212	—	—	—	(212)	—
ORG GC Holdings, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
Park Ave RE Holdings, LLC (2) (5) (6)	Equity/Other	—	4,461	—	(8,461)	6,838	(2,838)	—
Park Ave RE Holdings, LLC (2) (5) (6)	Subordinated Debt	31	1,537	—	(1,537)	—	—	—
Post Road Equipment Finance, LLC (2) (6)	Subordinated Debt	894	—	15,086	—	—	—	15,086
Post Road Equipment Finance, LLC (2)(4)(6)	Equity/Other	7,159	81,693	—	94	—	(95)	81,692
Post Road Equipment Finance, LLC (2) (6)	Subordinated Debt	3,882	37,964	19	—	—	117	38,100
Siena Capital Finance, LLC (2) (6) (8)	Subordinated Debt	8,906	75,000	16,000	(14,000)	—	—	77,000
Siena Capital Finance, LLC (2) (6) (8)	Equity/Other	9,988	65,609	—	—	—	11,701	77,310
WPNT, LLC (2) (3) (6)	Equity/Other	—	—	—	—	—	—	—
Total Control Investments		$80,406	$657,414	$40,886	$(30,055)	$6,842	$(9,172)	$665,915

Affiliate Investments
Answers Corp. (3) (5) (6)	Equity/Other	$—	$145	$—	$(499)	$(10,144)	$10,498	$—
CDS U.S. Intermediate Holdings, Inc. (5)	Senior Secured First Lien Debt	412	5,565	13	(5,543)	16	(51)	—
CDS U.S. Intermediate Holdings, Inc. (5)	Senior Secured Second Lien Debt	1,004	10,262	568	(10,555)	(284)	9	—
CDS U.S. Intermediate Holdings, Inc. (3)	Equity/Other	—	5,442	—	—	—	(721)	4,721
CDS U.S. Intermediate Holdings, Inc. (3)	Equity/Other	—	2,884	—	—	—	(1,573)	1,311
First Eagle Greenway Fund II, LLC (3)	Equity/Other	—	464	—	(72)	—	(32)	360
Foresight Energy Operating, LLC (3) (6)	Equity/Other	—	3,965	—	—	—	(446)	3,519
Foresight Energy Operating, LLC (6)	Senior Secured First Lien Debt	113	1,102	—	(14)	—	(11)	1,077
Internap Corp (3) (6)	Equity/Other	—	1,552	—	(1,552)	—	—	—
Internap Corp. (6)	Senior Secured First Lien Debt	—	5,475	—	(5,475)	—	—	—

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
(Unaudited)

Portfolio Company (1)	Type of Asset	Amount of dividends and interest included in income	Beginning Fair Value at December 31, 2021	Gross additions*	Gross reductions**	Realized Gain/(Loss)	Change in Unrealized Gain (Loss) (7)	Fair Value at December 31, 2022
Jakks Pacific, Inc. (3) (5)	Equity/Other	$(6)	$2,412	$—	$(5,423)	$3,037	$(26)	$—
Jakks Pacific, Inc. (6)	Equity/Other	—	785	28	(813)	—	—	—
MCS Acquisition Corp. (3) (6)	Equity/Other	—	—	357	—	—	—	357
MCS Acquisition Corp. (3) (6)	Equity/Other	—	—	2,431	—	—	(1,684)	747
MCS Acquisition Corp. (6)	Senior Secured First Lien Debt	63	—	780	(8)	—	—	772
NewStar Arlington Senior Loan Program, LLC 14-1A FR (6)	Collateralized Securities	638	4,575	17	—	—	(427)	4,165
NewStar Arlington Senior Loan Program, LLC 14-1A SUB (6)	Collateralized Securities	2,826	17,114	—	(3,508)	—	(3,328)	10,278
Newstar Fairfield Fund CLO, Ltd. 2015-1RA F (6)	Collateralized Securities	1,089	8,237	319	—	—	293	8,849
Newstar Fairfield Fund CLO, Ltd. 2015-1RA SUB (6)	Collateralized Securities	—	—	—	—	—	—	—
PennantPark Credit Opportunities Fund II, LP (3)	Equity/Other	—	4,953	—	(3,110)	—	(681)	1,162
Tap Rock Resources, LLC (6)	Equity/Other	557	8,742	—	(8,641)	2,152	(1,657)	596
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	464	—	—	—	(278)	186
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	3,678	—	—	—	586	4,264
Tax Defense Network, LLC (6)	Senior Secured First Lien Debt	—	2,616	—	—	—	(1,568)	1,048
Tax Defense Network, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Tax Defense Network, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Team Waste, LLC (5) (6)	Equity/Other	—	3,073	—	(3,073)	504	(504)	—
Tennenbaum Waterman Fund, LP	Equity/Other	611	9,764	—	—	—	(1,065)	8,699
Vantage Mobility International, LLC (6)	Senior Secured First Lien Debt	9	251	—	—	—	(251)	—
Vantage Mobility International, LLC (6)	Senior Secured First Lien Debt	3	244	—	—	—	(244)	—
Vantage Mobility International, LLC (6)	Senior Secured Second Lien Debt	5	17	—	—	—	(17)	—
Vantage Mobility International, LLC (6)	Senior Secured Second Lien Debt	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Vantage Mobility International, LLC (3) (6)	Equity/Other	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A E (6)	Collateralized Securities	568	7,171	176	—	—	(351)	6,996
Whitehorse, Ltd. 2014-1A Side Letter (6)	Collateralized Securities	—	—	—	—	—	—	—
Whitehorse, Ltd. 2014-1A SUB (6)	Collateralized Securities	—	—	—	—	—	—	—
Total Affiliate Investments		$7,892	$110,952	$4,689	$(48,286)	$(4,719)	$(3,529)	$59,107
Total Control & Affiliate Investments		$88,298	$768,366	$45,575	$(78,341)	$2,123	$(12,701)	$725,022

_____________________________________________________

FRANKLIN BSP LENDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts, percentages and as otherwise indicated)
For the period ended June 30, 2023
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
Our investment objective is to generate both current income and to a lesser extent long-term capital appreciation through debt and equity investments. We invest primarily in senior secured loans, and to a lesser extent, mezzanine loans, unsecured loans, and equity of predominantly private U.S. middle market companies. We define middle market companies as those with EBITDA of between $25 million and $100 million annually, although we may invest in larger or smaller companies. We may also purchase interests in loans or corporate bonds through secondary market transactions. We expect that each investment generally will range between approximately 0.5% and 3.0% of our total assets. As of June 30, 2023, 76.8% of our portfolio was invested in senior secured loans.
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
Financial and Operating Highlights

(Dollars in millions, except per share amounts)
At June 30, 2023:
Investment Portfolio	$2,905.7
Net assets	1,681.5
Debt (net of deferred financing costs)	1,246.3
Net asset value per share	7.26

Portfolio Activity for the Six Months Ended June 30, 2023:
Purchases during the period	148.8
Sales, repayments, and other exits during the period	110.2
Number of portfolio companies at end of period	146

Operating results for the Six Months Ended June 30, 2023:
Net investment income per share	0.35
Distributions declared per share	0.30
Net increase in net assets resulting from operations per share	0.27
Net investment income	80.4
Net realized and unrealized loss, net of change in deferred taxes	(17.8)
Net increase in net assets resulting from operations	62.6
Portfolio and Investment Activity
During the six months ended June 30, 2023, we made $148.8 million of investments in new and existing portfolio companies and had $110.2 million in aggregate amount of sales and repayments, resulting in a net increase in investments of $38.6 million for the period. The total portfolio of debt investments at fair value consisted of 93.9% bearing variable interest rates and 6.1% bearing fixed interest rates.

Our portfolio composition, based on fair value at June 30, 2023 was as follows:

	June 30, 2023
	Percentage of Total Portfolio (4)	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	69.9%	11.9%
Senior Secured Second Lien Debt	6.9%	13.7%
Subordinated Debt	4.7%	12.7%
Debt Subtotal	81.5%	12.1%
Collateralized Securities (2)	0.9%	16.5%
Equity/Other (3)	7.1%	13.1%
FBLC Senior Loan Fund, LLC (3)	10.5%	9.0%
Total	100.0%	11.9%
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
(4) As of June 30, 2023, FBLC Senior Loan Fund, LLC's holdings consisted of 91.3% senior secured debt, of which 88.6% represented senior secured first lien debt. As of June 30, 2023, we held investments in Siena Capital Finance, LLC ("Siena") consisting of subordinated debt and equity, which represented 2.6% and 2.7% of our total portfolio, respectively. As of June 30, 2023, we held investments in Post Road Equipment Finance, LLC ("Post Road") consisting of subordinated debt and equity, which represented 2.2% and 2.8% of our portfolio, respectively. The respective businesses of Siena and Post Road primarily involve making senior secured asset-based loans to middle market companies and equipment finance transactions secured by mission-critical equipment of middle market companies, respectively. If the underlying investments of FBLC Senior Loan Fund described above were held by us and we were to treat the investments in Siena and Post Road as senior secured first lien investments, given the underlying businesses of those portfolio companies, then our portfolio composition as of June 30, 2023 would be as follows:

June 30, 2023
Percentage of Total Portfolio
Senior Secured First Lien Debt	89.3%
Senior Secured Second Lien Debt	6.6
Senior Secured - Subtotal	95.9%
Collateralized Securities	2.6
Equity/Other	1.5
Total	100.0%
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
The weighted average risk rating of our investments based on fair value was 2.2 and 2.2 as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, we had six portfolio companies on non-accrual with a total amortized cost of $52.2 million and fair value of $12.0 million, which represented 1.8% and 0.4% of the investment portfolio's total amortized cost and fair value, respectively. As of December 31, 2022, we had five portfolio companies on non-accrual with a total amortized cost of $44.6 million and fair value of $8.2 million, which represented 1.5%, and 0.3% of the investment portfolio's total amortized cost and fair value, respectively. Refer to Note 2 - Summary of Significant Accounting Policies - in our consolidated financial statements included in this report for additional details regarding our non-accrual policy.
FBLC Senior Loan Fund, LLC
On January 20, 2021, FBLC and Cliffwater Corporate Lending Fund (“CCLF”) formed a joint venture, FBLC Senior Loan Fund, LLC (the “SLF”), that invests primarily in senior secured loans, and to a lesser extent may invest in mezzanine loans, unsecured loans and equity of predominantly private U.S. middle market companies. SLF was formed as a Delaware limited liability company and is not consolidated by FBLC for financial reporting purposes. FBLC provides capital to SLF in the form of LLC equity interests. At formation, FBLC and CCLF owned 87.5% and 12.5%, respectively, of the LLC equity interests of SLF. For both the quarter and year ended, June 30, 2023 and December 31, 2022, FBLC and CCLF owned 79.8% and 20.2%, respectively, of the LLC equity interests of SLF. Profit and loss are allocated based on each members' ownership percentage of the joint venture's net asset value. SLF has an Administrative and Loan Services Agreement with BSP, an affiliate of the Company, pursuant to which BSP provides certain operational and valuation services for SLF's investments; as well as certain agreements with third-party service providers. FBLC and CCLF each appoint two members to SLF's four-person board of members. All material decisions with respect to SLF, including those involving its investment portfolio, require unanimous approval of a quorum of the board of members. Quorum is defined as (i) the presence of two members of the board of members; provided that at least one individual is present that was elected, designated or appointed by each member; (ii) the presence of three members of the board of members; provided that the individual that was elected, designated or appointed by the member with only one individual present shall be entitled to cast two votes on each matter; and (iii) the presence of four members of the board of members; provided that two individuals are present that were elected, designated or appointed by each member.
As part of the initial contribution to SLF, FBLC contributed $751.8 million of assets including $664.2 million of investments and $42.4 million of cash as well as $446.9 million worth of liabilities including the Citi Credit Facility (as defined in Note 5) debt of $344.4 million in exchange for $304.9 million of equity in SLF. As of June 30, 2023 and December 31, 2022, FBLC’s investment in SLF consisted of equity contributions of $304.9 million.
Below is a summary of SLF’s portfolio as of June 30, 2023 and December 31, 2022. A listing of the individual investments in SLF’s portfolio as of such dates can be found in “Note 3 – Fair Value of Investments” in the notes to the accompanying consolidated financial statements (dollars in thousands):

	June 30, 2023	December 31, 2022
	(Unaudited)
Total assets	$974,427	$965,671
Total investments (1)	$882,284	$855,705
Weighted Average Current Yield for Total Portfolio (2)	10.8%	10.2%
Number of Portfolio companies in SLF	164	163
Largest portfolio company investment (1)	$19,553	$19,381
Total of five largest portfolio company investments (1)	$87,135	$86,158
_____________________

(1) At fair value
(2) Includes the effect of the amortization or accretion of loan premiums or discounts.
Below is certain summarized financial information for SLF as of June 30, 2023 and December 31, 2022 and for the periods ended June 30, 2023 and June 30, 2022 (dollars in thousands):

Selected Statements of Assets and Liabilities Information	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Investments, at fair value (amortized cost of $931,623 and $923,304, respectively)	$882,284	$855,705
Cash and other assets	92,143	109,966
Total assets	$974,427	$965,671

LIABILITIES
Revolving credit facilities (net of deferred financing costs of $1,821 and $1,483, respectively)	$541,179	$549,067
Secured borrowings	58,381	60,899
Other liabilities	22,320	20,264
Total liabilities	$621,880	$630,230

MEMBERS' CAPITAL
Total members' capital	$352,547	$335,441

Total liabilities and members' capital	$974,427	$965,671

Selected Statements of Operations Information	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Investment income:
Total investment income	$24,307	$15,747	$46,879	$30,176

Operating expenses:
Interest and credit facility financing expenses	10,480	3,910	20,235	7,278
Other expenses	571	708	1,147	1,342
Total expenses	11,051	4,618	21,382	8,620

Net investment income	13,256	11,129	25,497	21,556

Realized and unrealized gain (loss) on investments and extinguishment of debt:
Net realized and unrealized gain (loss) on investments and extinguishment of debt	4,186	(56,584)	8,724	(69,833)

Net increase (decrease) in members' capital resulting from operations	$17,442	$(45,455)	$34,221	$(48,277)

RESULTS OF OPERATIONS
Operating results for the three and six months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Total investment income	$90,217	$63,417	$173,507	$127,193
Total expenses	47,614	34,169	91,822	66,940
Income tax expense, including excise tax	568	752	1,307	2,731
Net investment income	$42,035	$28,496	$80,378	$57,522
Investment Income
For the three and six months ended June 30, 2023, total investment income was $90.2 million and $173.5 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.9 billion and a weighted average current yield of 11.9%. Included within total investment income was $2.7 million and $3.8 million, respectively, of fee income for the three and six months ended June 30, 2023. Fee income consists primarily of prepayment and amendment fees. For the three and six months ended June 30, 2022 total investment income was $63.4 million and $127.2 million, respectively, and was primarily attributable to interest income from investments in portfolio companies with an average portfolio fair value of $2.8 billion and a weighted average current yield of 9.4%. Included within total investment income was $2.1 million and $4.1 million, respectively, of fee income for the three and six months ended June 30, 2022. Fee income consists primarily of prepayment and amendment fees.
Operating Expenses
The composition of our operating expenses for the three and six months ended June 30, 2023 and 2022 was as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Management fees	$11,264	$10,494	$22,326	$20,997
Incentive fee on income	10,508	7,124	20,094	14,380
Interest and debt fees	21,508	13,393	41,628	25,677
Professional fees	2,442	1,126	3,708	1,979
Other general and administrative	1,304	1,602	3,032	3,009
Administrative services	208	198	406	393
Directors' fees	380	232	628	505
Total operating expenses	$47,614	$34,169	$91,822	$66,940
For the three and six months ended June 30, 2023, we incurred management fees of $11.3 million and $22.3 million, respectively. For the three and six months ended June 30, 2023, we incurred incentive fees on income of $10.5 million and $20.1 million, respectively. For the three and six months ended June 30, 2022, we incurred management fees of $10.5 million and $21.0 million, respectively. For the three and six months ended June 30, 2022, we incurred incentive fees on income of $7.1 million and $14.4 million.
For the three and six months ended June 30, 2023, we incurred interest and debt fees of $21.5 million and $41.6 million, respectively. For the three and six months ended June 30, 2022, we incurred interest and debt fees of $13.4 million and $25.7 million, respectively. Interest and debt fees are comprised of interest expense, non-usage fees, trustee fees, amortization of deferred financing costs, and amortization of discount if applicable related to our revolving credit facilities and unsecured notes, each as defined herein in the section entitled "Borrowings". The increase in interest and debt fees for the three and six months ended June 30, 2023 as compared to the same periods in 2022 is primarily the result of higher interest rates.

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments, Foreign Currency Transactions, and Forward Currency Exchange Contracts
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and foreign currency transactions, net of change in deferred taxes for the three and six months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net realized gain (loss)
Control investments	$0	$6,840	$6	$6,841
Affiliate investments	816	392	816	504
Non-Affiliate investments	647	(1,253)	(1,355)	3,654
Net realized gain (loss) on foreign currency transactions	(2)	308	(2)	501
Net realized loss on extinguishment of debt	—	—	—	(1,769)
Total net realized gain (loss)	1,461	6,287	(535)	9,731
Net change in unrealized appreciation (depreciation) on investments
Control investments	(4,009)	(12,179)	(5,853)	(2,656)
Affiliate investments	(298)	(5,564)	1,579	(4,520)
Non-Affiliate investments	(9,578)	(5,100)	(12,902)	(12,900)
Net change in deferred taxes	30	(107)	(39)	122
Total net change in unrealized appreciation (depreciation) on investments, net of change in deferred taxes	(13,855)	(22,950)	(17,215)	(19,954)
Net change in unrealized appreciation (depreciation) from forward currency exchange contracts	—	214	—	(325)
Net realized and unrealized gain (loss)	$(12,394)	$(16,449)	$(17,750)	$(10,548)
Net realized and unrealized gains (losses) on investments and foreign currency transactions, net of change in deferred taxes, resulted in net losses of $12.4 million and $17.8 million, respectively, for the three and six months ended June 30, 2023 compared to a net loss of $16.4 million and $10.5 million, respectively, for the same periods in 2022. We look at net realized gain (loss) and change in unrealized appreciation (depreciation) together, as movement in unrealized appreciation or depreciation can be the result of realizations.
The net realized and unrealized loss for the three months ended June 30, 2023 was primarily driven by unrealized losses on Senior Secured Investments and Equity Investments. The net realized and unrealized loss for the six months ended June 30, 2023 was primarily driven by unrealized losses on Senior Secured Investments.
The net realized and unrealized loss for the three months ended June 30, 2022 was primarily driven by unrealized losses on Equity Investments and Collateralized Securities.The net realized and unrealized loss for the six months ended June 30, 2022 was primarily driven by unrealized losses on Equity Investments and Collateralized Securities.

Changes in Net Assets from Operations
For the three and six months ended June 30, 2023, we recorded a net increase in net assets resulting from operations of $29.6 million and $62.6 million, respectively, versus a net increase in net assets resulting from operations of $12.0 million and $47.0 million, respectively, for the three and six months ended June 30, 2022. The increase from prior year is primarily driven by an increase net investment income as well as a decrease in unrealized losses on investments. Based on the weighted average shares of common stock outstanding for the three and six months ended June 30, 2023 and 2022, respectively, our per share net increase in net assets resulting from operations was $0.13 and $0.27, respectively, for the three and six months ended June 30, 2023, versus a net increase in net assets of $0.06 and $0.23, respectively, for the three and six months ended June 30, 2022.
Cash Flows
For the six months ended June 30, 2023, net cash provided by operating activities was $31.2 million. This was primarily driven by sales and repayments of investments of $110.2 million and net change in unrealized depreciation of $17.2 million, offset by purchases of investments of $148.8 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments.
Net cash used in financing activities of $26.2 million during the six months ended June 30, 2023 was primarily driven by payments on debt of $146.0 million, stockholder distributions of $55.0 million and repurchases of common stock of $27.4 million, partially offset by proceeds from issuance of shares of $36.3 million and proceeds from debt of $165.8 million.
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
Net cash used in financing activities of $76.8 million during the six months ended June 30, 2022 related to payments on debt of $211.5 million, stockholder distributions of $46.2 million and repurchases of common stock of $27.4 million, partially offset by proceeds from debt of $129.0 million.
Recent Developments
We have evaluated subsequent events through the filing of this Form 10-Q and have determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.
Liquidity and Capital Resources
We generate cash flows from fees, interest, and dividends earned from our investments, as well as proceeds from sales of our investments and, previously, from the net proceeds of our Offering. As of June 30, 2023, we had issued 269.4 million shares of our common stock for gross proceeds of $2.6 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP. As of June 30, 2023, we had $400.0 million of senior unsecured notes outstanding. As of June 30, 2022, we had issued 244.8 million shares of our common stock for gross proceeds of $2.5 billion, including the shares purchased by affiliates and shares issued pursuant to the DRIP. As of June 30, 2022, we had $610.0 million of senior unsecured notes outstanding.
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

The table below shows the components of the distributions we have declared and/or paid during the six months ended June 30, 2023 and 2022 (dollars in thousands).

	For the six months ended June 30,
	2023	2022
Distributions declared	$69,108	$61,263
Distributions paid	$68,602	$59,855
Portion of distributions paid in cash	$54,960	$46,225
Portion of distributions paid in DRIP shares	$13,642	$13,630
As of June 30, 2023, we had $27.8 million of distributions accrued and unpaid. As of December 31, 2022, we had $27.3 million of distributions accrued and unpaid.
We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gain proceeds from the sale of assets, and non-capital gain proceeds from the sale of assets. We have not established limits on the amount of funds we may use from available sources to make distributions. We may have distributions which could be characterized as a return of capital for tax purposes. During the six months ended June 30, 2023 and 2022, no portion of our distributions was characterized as return of capital for tax purposes. The estimated tax characteristics of our quarterly distributions are reported in our periodic reports with the SEC made available to stockholders. The final tax characteristics of our distributions made in respect of our anticipated fiscal year ending December 31, 2023 will be reported after the end of the calendar year 2023 in our periodic reports with the SEC made available to stockholders. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gain. Moreover, you should understand that any such distributions were not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such reimbursements. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all.
The following table sets forth the distributions declared during the six months ended June 30, 2023 and 2022 (dollars in thousands):

	For the six months ended June 30,
	2023	2022
Distributions	$69,108	$61,263
Total distributions	$69,108	$61,263

Private Placement of Shares
On April 1, 2022, April 12, 2022 and May 13, 2022, we entered into stock purchase agreements with certain investors (collectively, the “Purchase Agreements”) and associated subscription agreements (collectively, the “Subscription Agreements”), totaling $234.8 million, for the sale of our common stock at the net asset value of each drawdown date. Investors are required to make capital contributions to purchase our common stock each time we deliver a drawdown notice in an aggregate amount not to exceed their respective capital commitments. All purchases will generally be made subject to the terms and conditions set forth in the Purchase Agreements and Subscription Agreements, at a per-share price as determined by our Board, which price will be determined prior to the issuance of our common stock and in accordance with the limitations under Section 23 of the 1940 Act. As of June 30, 2023, we have fully called $234.8 million of capital commitments.
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

Administration Agreement
On November 1, 2016, we entered into the Administration Agreement with BSP, pursuant to which BSP provides us with office facilities and administrative services. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. For the three and six months ended June 30, 2023, the Company incurred $0.4 million and $0.8 million, respectively, in administrative service fees under the Administration Agreement. For the three and six months ended June 30, 2022, the Company incurred $0.4 million and $0.8 million, respectively, in administrative service fees under the Administration Agreement. Administrative service fees are included within other general and administrative expenses on the Consolidated Statements of Operations.
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
Borrowings
We are only allowed to borrow money such that our asset coverage, which, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, equals at least 200% after such borrowing, with certain limited exceptions. We are continually exploring additional forms of alternative debt financing which could include new or expanded credit facilities or the issuance of debt securities. We may use borrowed funds, known as “leverage,” to make investments and to attempt to increase returns to our stockholders by reducing our overall cost of capital. We currently have credit facilities with Wells Fargo and JPM and have $400.0 million in aggregate principal of unsecured notes outstanding.
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
The JPM Credit Facility provides for borrowings through August 28, 2023, and any amounts borrowed under the JPM Credit Facility will mature on August 28, 2023 unless the administrative agent exercises its option to extend the maturity date to August 28, 2024. Prior to the JPM 2022 Amendment (defined below), the JPM Credit Facility was priced at three-month LIBOR, with a LIBOR floor of zero, plus a spread of 2.75% per annum. Interest is payable quarterly in arrears. 57th Street will be subject to a non-usage fee to the extent the commitments available under the JPM Credit Facility have not been borrowed. Prior to the JPM 2022 Amendment (defined below), the non-usage fee per annum was 0.50% for the first 20% of the unused balance and up to 2.75% for the remaining unused balance until August 28, 2021, when the non-usage fee per annum was 0.75% for the first 20% of the unused balance and up to 2.75% for the remaining unused balance. 57th Street paid a structuring fee and incurred other customary costs and expenses in connection with the JPM Credit Facility. On January 21, 2021, the Company entered into an amendment (the “JPM Amendment”) to the JPM Credit Facility. The JPM Amendment, among other things, increases the amount that the Company is permitted to borrow under the JPM Credit Agreement from $300.0 million to $400.0 million. On April 12, 2021, the Company, through 57th Street, amended and restated the JPM Credit Facility. The amendment and restatement temporarily reduced the previous minimum funding amount until October 13, 2021. The other material terms of the JPM Credit Facility were unchanged.
On December 9, 2022, the Company entered into an amendment (the "JPM 2022 Amendment") to the JPM Credit Facility. The JPM 2022 Amendment, among other things, (1) extends the maturity date of the JPM Credit Facility to August 28, 2024, (2) extends the maturity date, upon the exercise of the Extension Options (as defined in the JPM Credit Facility), of the JPM Credit Facility to August 28, 2025, and (3) changes the benchmark rate and applicable margin for advances under the JPM Credit Facility to three-month Term SOFR plus 3.00% (subject to further increases consistent with the terms of the JPM Credit Facility). The non-usage fee per annum is 0.75% for the first 20% of the unused balance and up to 3.00% for the remaining unused balance.
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
2022 Notes
On December 14, 2017, the Company entered into a Purchase Agreement relating to the Company's sale of $150.0 million aggregate principal amount of its 4.75% fixed rate notes due December 30, 2022 (the “2022 Notes”). The 2022 Notes were subject to customary indemnification provisions and representations, warranties, and covenants. The net proceeds from the sale of the 2022 Notes were approximately $147.0 million. The 2022 Notes bore interest at a rate of 4.75% per year payable semi-annually. On December 30, 2022, the Company paid off the 2022 Notes.
2023 Notes
On May 11, 2018, the Company entered into a Purchase Agreement relating to the Company's sale of $60.0 million aggregate principal amount of its 5.38% fixed rate notes due May 30, 2023 (the “2023 Notes”). The 2023 Notes were subject to customary indemnification provisions and representations, warranties, and covenants. The net proceeds from the sale of the 2023 Notes were approximately $58.7 million. The 2023 Notes bore interest at a rate of 5.375% per year payable semi-annually. On May 30, 2023, the Company paid off the 2023 Notes.
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
Contractual Obligations
The following table shows our payment obligations for repayment of debt and other contractual obligations as of June 30, 2023 (dollars in thousands):

		Payment Due by Period
	Total	Less than 1 year	1 - 3 years	3- 5 years	More than 5 years
Wells Fargo Credit Facility (1)	$225,000	$—	$225,000	$—	$—
JPM Credit Facility (2)	308,500	—	308,500	—	—
JPM Revolver Facility (3)	323,190	—	—	323,190	—
2026 Notes (4)	297,855	—	297,855	—	—
2024 Notes (5)	99,652	—	99,652	—	—
Total contractual obligations	$1,254,197	$—	$931,007	$323,190	$—
______________
(1)As of June 30, 2023, we had $75.0 million of unused borrowing capacity under the Wells Fargo Credit Facility, subject to borrowing base limits.
(2)As of June 30, 2023, we had $91.5 million of unused borrowing capacity under the JPM Credit Facility, subject to borrowing base limits.
(3)As of June 30, 2023, we had $171.8 million of unused borrowing capacity under the JPM Revolver Facility, subject to borrowing base limits.

(4)As of June 30, 2023, we had no unused borrowing capacity under the 2026 Notes.
(5)As of June 30, 2023, we had no unused borrowing capacity under the 2024 Notes.
Commitments
In the ordinary course of business, we may enter into future funding commitments. As of June 30, 2023, the Company had unfunded commitments on delayed draw term loans of $86.9 million, unfunded commitments on revolver term loans of $115.3 million, and unfunded commitments on term loans of $0.3 million. As of December 31, 2022, the Company had unfunded commitments on delayed draw term loans of $128.8 million, unfunded commitments on revolver term loans of $121.4 million, unfunded equity capital discretionary commitments of $11.1 million, and unfunded commitments on term loans of $0.4 million. Please refer to Note 7 - Commitments and Contingencies for further detail of these unfunded commitments. We maintain sufficient cash on hand and available borrowing capacity to fund such unfunded commitments.
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
We have a number of investments in Collateralized Securities. Interest income from investments in the “equity” class of these Collateralized Securities (in our case, preferred shares or subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows, in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets ("ASC 325-40"). We monitor the expected cash inflows from our equity investments in Collateralized Securities, including the expected principal repayments. The effective yield is determined and updated quarterly. When we determine that a CLO's cash flows will not be recovered, the amortized cost basis of the CLO is written down as of the date of the determination based on events and information evaluated and that write-down is recognized as a realized loss.
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
As of June 30, 2023, our debt included variable-rate debt, bearing a weighted average interest rate of LIBOR or SOFR plus 2.50% and fixed rate debt, bearing a weighted average interest rate of 3.65% with a total carrying value (net of deferred financing costs) of $1.2 billion. The following table quantifies the potential changes in interest income net of interest expense should base interest rates increase or decrease by the amounts below assuming that our current consolidated statement of assets and liabilities was to remain constant and no actions were taken to alter our existing interest rate sensitivity. Interest rate floors, if applicable, are not reflected in the sensitivity analysis below.

Change in Base Interest Rates	Estimated Change in Interest Income net of Interest Expense (in thousands)
(-) 555 Basis Points	$(78,833)
(-) 200 Basis Points	$(28,432)
(-) 100 Basis Points	$(14,216)
(-) 50 Basis Points	$(7,108)
(+) 50 Basis Points	$7,108
(+) 100 Basis Points	$14,216
(+) 200 Basis Points	$28,432

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
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of June 30, 2023, we were not defendants in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.
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
    As of June 30, 2023, we had approximately $1.3 billion of debt financing. The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Because we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $3.3 billion in total assets, (ii) a weighted average cost of funds of 6.10%, (iii) $1.6 billion in debt outstanding (i.e., assumes that the $400.0 million principal amount of our unsecured notes sold and the full $1.2 billion available to us under our revolving credit facilities is outstanding), and (iv) $1.7 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds by the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders (1)	(25.45)%	(15.62)%	(5.79)%	4.05%	13.88%
___________________
(1) In order for us to cover our hypothetical annual interest payments on indebtedness, we would need to achieve annual returns on our June 30, 2023 total assets of at least 2.94%.
As of June 30, 2023, the Wells Fargo Credit Facility provided for borrowings in an aggregate principal amount of up to $300.0 million on a committed basis, due August 28, 2025; the JPM Credit Facility provided for borrowings in an aggregate principal amount of up to $400.0 million on a committed basis, due August 28, 2024; the JPM Revolver Facility provided for borrowings in an aggregate principal amount of up to $495.0 million on a committed basis, due June 10, 2027; the 2024 Notes provided borrowings in an aggregate principal amount of $100.0 million, due December 15, 2024; and the 2026 Notes provided borrowings in an aggregate principal amount of $300.0 million, due March 30, 2026. See Item 7 in the Annual Report filed on Form 10-K for more information about these financing arrangements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
Repurchases of our common stock pursuant to our tender offer are as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Cumulative Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2023 through April 30, 2023	—	—	—	—
May 1, 2023 through May 31, 2023	—	—	—	—
June 1, 2023 through June 30, 2023	—	—	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS
    The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Signature	Title	Date

/s/ Richard J. Byrne Richard J. Byrne	Chief Executive Officer, President, and Chairman of the Board of Directors (Principal Executive Officer)	August 11, 2023
/s/ Nina Kang Baryski Nina Kang Baryski	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 11, 2023